Form 10-Q
period 1994-01-31
BROWN FORMAN CORP
filed 1994-03-04
CIK 14693

       United States Securities and Exchange Commission
                    Washington, D.C.  20549
                           Form 10-Q

                           ---------


   QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended January 31, 1994

                   Commission File No. 1-123

                           ---------

                   BROWN-FORMAN CORPORATION
    (Exact name of Registrant as specified in its Charter)


     Delaware                                     61-0143150
(State or other jurisdiction of                  (IRS Employer
incorporation or organization)                 Identification No.)

  850 Dixie Highway                                  40210
  Louisville, Kentucky                             (Zip Code)
(Address of principal executive offices)

  Registrant's telephone number, including area code (502) 585-1100

                           ----------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   X     No ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: February 28, 1994:

           Class A Common Stock (voting) 9,662,697
           Class B Common Stock (nonvoting)13,336,049

                      BROWN-FORMAN CORPORATION
              Index to Quarterly Report Form 10-Q



                Part I.  Financial Information



Item 1.  Financial Statements                                    Page Number


      Condensed Consolidated Statement of Income
          Three months ended January 31, 1994 and 1993               3
          Nine months ended January 31, 1994 and 1993                3

      Condensed Consolidated Balance Sheet
          January 31, 1994 and April 30, 1993                        4

      Condensed Consolidated Statement of Cash Flows
          Nine months ended January 31, 1994 and 1993                5

      Notes to the Condensed Consolidated Statements               6 - 7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                      8 - 11


                  Part II.  Other Information


Item 1.  Legal Proceedings                                         12

Item 6.  Exhibits and Reports on Form 8-K                          12

Signatures                                                         13

                PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
- -----------------------------
                   BROWN-FORMAN CORPORATION
          CONDENSED CONSOLIDATED STATEMENT OF INCOME
                          (Unaudited)
       (Expressed in thousands except per share amounts)


                                Three Months Ended    Nine Months Ended
                                   January 31,           January 31,
                                  1994    1993        1994        1993
                               -------- --------  ----------  ----------
Net sales                      $413,312 $426,267  $1,268,692  $1,288,299
Excise taxes                     64,769   73,045     201,707     215,886
Cost of sales                   145,021  152,239     438,202     447,984
                               -------- --------  ----------  ----------
Gross profit                    203,522  200,983     628,783     624,429
Selling, general, and
    administrative expenses      89,403   92,741     277,709     269,971
Advertising expenses             51,793   46,306     164,196     153,298
                               -------- --------  ----------  ----------
Operating income                 62,326   61,936     186,878     201,160
Gain before income taxes on
    sale of business                 --       --      30,077          --
Interest income                   1,276      765       3,332       2,150
Interest expense                  3,675    4,836      11,293      11,938
                               --------  -------   ---------  ----------
Income before income taxes       59,927   57,865     208,994     191,372
Taxes on income                  21,154   20,625      78,252      67,702
                               --------  -------   ---------  ----------
Income before cumulative
    effect of changes in
    accounting principles        38,773   37,240     130,742     123,670
Cumulative effect of changes
in accounting principles             --       --      32,542          --
                               --------  -------   ---------  ----------
Net income                       38,773   37,240      98,200     123,670
Less preferred stock dividend
    requirements                    118      118         353         353
                               --------  -------   ---------  ----------
Net income applicable to
    common stock               $ 38,655  $37,122   $  97,847  $  123,317
                               ========  =======   =========  ==========
Weighted average number of
common shares outstanding
in thousands                     26,663   27,555      27,258      27,555

Per common share:
Income before cumulative
effect of changes in
accounting principles          $   1.45  $  1.35     $  4.78    $  4.48
Cumulative effect of changes
in accounting principles             --       --        1.19         --
                               --------  -------     -------    -------
Net income                     $   1.45  $  1.35     $  3.59    $  4.48
                               ========  =======     =======    =======
Cash dividends paid            $    .71  $   .68     $  2.0
                               ========  =======     =======    =======

See notes to the condensed consolidated statements.

                   BROWN-FORMAN CORPORATION
             CONDENSED CONSOLIDATED BALANCE SHEET
                   (Expressed in thousands)

                                                  January 31,     April 30,
                                                     1994           1993
                                                  ----------     ----------
                                                  (Unaudited)
Assets
- ------
Cash and cash equivalents                        $   67,796     $   74,912
Short-term investments                               25,143         18,146
Accounts receivable, net                            216,501        238,921
Inventories:
   Barreled whisky                                  141,338        137,880
   Finished goods                                   120,251        142,640
   Work in process                                   69,870         56,857
   Raw materials and supplies                        31,668         28,139
                                                 ----------     ----------
          Total inventories                         363,127        365,516
Other current assets                                 21,103         22,759
                                                 ----------     ----------
          Total current assets                      693,670        720,254

Property, plant and equipment, net                  247,743        257,440
Intangible assets, net                              275,418        279,681
Other assets                                         58,137         53,623
                                                 ----------     ----------
          Total assets                           $1,274,968     $1,310,998
                                                 ==========     ==========
Liabilities
- -----------
Commercial paper                                 $  272,507     $       --
Accounts payable and accrued expenses               203,682        180,664
Current portion of  long-term debt                    4,867          6,389
Accrued taxes on income                               6,883          7,424
Deferred income taxes                                17,725         15,883
                                                 ----------     ----------
          Total current liabilities                 505,664        210,360

Long-term debt                                      149,190        154,408
Deferred income taxes                                84,752        108,971
Postretirement benefits                              46,306             --
Other liabilities and deferred income                38,814         19,136
                                                 ----------     ----------
          Total liabilities                         824,726        492,875

Stockholders' Equity
Preferred stock                                      11,779         11,779
Common stockholders' equity                         438,463        806,344
                                                 ----------     ----------
   Total stockholders' equity                       450,242        818,123
                                                 ----------     ----------
 Total liabilities and stockholders' equity      $1,274,968     $1,310,998
                                                 ==========     ==========
Note: The balance sheet at April 30, 1993 has been taken from the audited financial statements at that date, and condensed.

See notes to the condensed consolidated statements.

                   BROWN-FORMAN CORPORATION
        CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited)
(Expressed in thousands; amounts in brackets are reductions of cash)

                                                     Nine Months Ended
                                                         January 31,
                                                      1994        1993
                                                   ---------    ---------
Cash flows from operating activities:
  Net income                                       $  98,200    $ 123,670
  Adjustments to reconcile net income to net cash
  provided by (used for) operations:
    Cumulative effect of changes in accounting
      principles                                      32,542           --
    Depreciation                                      27,174       25,881
    Amortization of intangible assets                  7,176        6,345
    Deferred income taxes                              4,646      (2,485)
    Gain net of income taxes on sale of business     (18,350)         --
    Other                                              1,521      (3,518)
  Changes in assets and liabilities:
    Accounts receivable                               22,420           87
    Inventories                                        2,389        4,327
    Other current assets                               2,956         (451)
    Accounts payable and accrued expenses             19,035        3,257
    Accrued taxes on income                          (12,267)      (5,285)
                                                    --------     --------
      Cash provided by operating activities          187,442      151,828
                                                    --------     --------
Cash flows from investing activities:
    Proceeds from sale of business                    31,837           --
    Additions to property, plant, and equipment, net (17,993)     (23,256)
    Net sales (purchases) of short-term investments   (6,997)      (2,252)
    Other                                             (2,120)         595
    Acquisition of business, net of cash acquired         --       (4,613)
    Equity investment                                     --       (9,467)
                                                    --------     --------
    Cash provided by (used for) investing activities   4,727      (38,993)
                                                    --------     --------
Cash flows from financing activities:
    Proceeds from long-term debt                          --        2,744
    Retirement of debt assumed at the time of
      acquisition                                         --      (17,708)
    Commercial paper                                 272,507       (9,070)
    Retirement of notes payable                           --       (8,025)
    Reduction of other debt                           (6,740)      (5,188)
    Acquisition of treasury stock                   (407,660)          --
    Cash dividends paid                              (57,392)     (52,707)
                                                   ---------    ---------
       Cash provided by (used for) financing
       activities                                   (199,285)     (89,954)
                                                   ---------    ---------
Net increase (decrease) in cash and cash equivalents  (7,116)      22,881
Cash and cash equivalents, beginning of period        74,912       50,030
                                                   ---------    ---------
Cash and cash equivalents, end of period           $  67,796    $  72,911
                                                   =========    =========
See notes to the condensed consolidated statements.

                   BROWN-FORMAN CORPORATION
        NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS
                          (Unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    -------------------------------------------
    The condensed consolidated statements have been prepared in accordance with the company's customary accounting practices as set forth in the company's 1993 annual report on Form 10-K and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of this information have been made.
    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the company's April 30, 1993 annual report on Form 10-K. Certain prior year amounts have been reclassified to conform with the current year's presentation.

2.  ACCOUNTING CHANGES
    ------------------
    In the third quarter, the company adopted Statement of Financial Accounting Standards No. 116, "Accounting for Contributions Received and Contributions Made," and restated the first quarter as if adoption had occurred May 1, 1993. The cumulative effect to the first quarter resulted in a one-time pretax charge totaling $6,721,000 ($4,100,000 or $.15 per share after-tax). The one-time charge to net income from adopting this accounting standard was recorded as the cumulative effect of a change in accounting principle.
    The company adopted Statement of Position 93-7, "Reporting on Advertising Costs," effective January 31, 1994. This statement was issued by the American Institute of Certified Public Accountants, and requires the company to capitalize and amortize direct-response advertising to better match revenues with expense. The adoption had no effect on year-to-date earnings.
    The company provides certain health care and life insurance benefits for eligible retirees. Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," requires that the cost of these benefits be accrued as earned by employees. The company also provides other postemployment benefits to certain qualified former or inactive employees. Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," requires accrual accounting for these benefits. The company adopted both of these standards on May 1, 1993. The adoption of these standards in the first quarter of fiscal 1994 resulted in a one-time pretax charge totaling $46,501,000 ($28,442,000 or $1.03 per share after-tax). The one-time charge to net income from adopting these accounting standards was recorded as the cumulative effect of changes in accounting principles.
    Effective May 1,1993, the company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The effect of adoption was immaterial.

3.  CHANGES IN OPERATIONS
    ---------------------
    A.  Brown-Forman Enterprises
    On October 15, 1993, the company sold substantially all the assets of its credit card processing operations. The sale resulted in a pretax gain of approximately $30,077,000
($18,350,000 or $.67 per share after-tax).

    B.  Fetzer Vineyards
    On August 31, 1992, the company purchased substantially all of the outstanding stock of Fetzer Vineyards of Mendocino County, California. The cost of acquiring substantially all the stock includes, among other costs, $4,600,000 in cash, $47,500,000 in notes and four annual payments of $2,800,000 per year beginning fiscal 1996. The acquisition has been accounted for as a purchase, and accordingly, the operating results of Fetzer have been consolidated with the company since the acquisition date. The excess of the acquisition cost over the fair value of the net assets acquired is approximately $46,500,000 which is being amortized over forty years.

4.  INVENTORIES
    -----------
    The company uses the last-in, first-out method for determining the cost for substantially all inventories. If the last-in, first-out method had not been used, inventories would have been $70,751,000 and $62,347,000 higher than reported at January 31, 1994, and April 30, 1993, respectively.

5.  ENVIRONMENTAL
    -------------
    The company faces environmental claims resulting from the cleanup of several waste deposit sites. The company expects other responsible parties to assist in the cleanup of these sites. The company has accrued $2,700,000 to cover the cost of these cleanups. The estimated costs of cleanup are not expected to exceed the amount previously accrued by the company plus expected insurance recoveries.

6.  SHARE REPURCHASE
    ----------------
    During the quarter ended January 31, 1994, the company acquired as treasury stock 911,484 shares of Class A and 3,644,506 shares of Class B common stock at a total cost of $407,660,000.

7.  WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
    ----------------------------------------------------
    Quarterly earnings per share amounts do not add to year-to-date earnings per share for fiscal 1994 because of changes in the number of outstanding shares during the year.

8.  CONTINGENCIES
    -------------
    Various suits and claims (asserted and unasserted) arising in the ordinary course of business are pending or threatened against the company. These include product liability suits against the company that allege injury from the consumption of alcoholic beverages and suits that allege employment discrimination based on the plaintiffs' age. While some of these suits and claims seek significant financial recoveries from the company, based on a considered evaluation of all known and threatened litigation, and on the advice of counsel, management believes that the ultimate resolution of these matters will not have a material adverse effect on the company's financial position or results of operations.

Item 2.  Management's Discussion and Analysis of Financial
- ------   -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------
     The following Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the company's April 30, 1993 annual report to stockholders. The results for the nine months ended January 31, 1994 are not necessarily indicative of the operating results for the full year.

Results of Operations
- ---------------------
Third Quarter Fiscal 1994 Compared to Third Quarter Fiscal 1993
- ---------------------------------------------------------------
      A summary of operating performance follows (expressed in thousands, except percentage and per share amounts):

                                 THREE MONTHS ENDED
                                     JANUARY 31,        %
                                   1994       1993   CHANGE
                                --------   --------  ------
Net Sales
   Wines & Spirits              $283,632   $286,146    (0.9)
   Consumer Durables             129,680    135,563    (4.3)
   Other                              --      4,558  (100.0)
                                --------   --------
      Total                     $413,312   $426,267    (3.0)

Operating Income                $ 62,326   $ 61,936     0.6

Net Income                      $ 38,773   $ 37,240     4.1

Earnings Per Share              $   1.45   $   1.35     7.4

Effective Tax Rate                 35.30%     35.64%

   Wines and spirits sales were down slightly due to lower sales of the company's major beverage brands in the domestic market partially offset by double digit increases overseas. The sales decline in the U.S. reflects consumption trends in the U.S. market as well as a reduction of trade inventory levels. Consumer durables sales declined due in part to the disruptions caused by severe weather conditions in the eastern U.S. and natural disasters in southern California.

   Consolidated operating income increased slightly due to the effect of higher margins on international sales and overall lower production costs within the wines and spirits segment. These positives were partially offset by higher advertising expense overseas in the wines and spirits segment.

   Consolidated net income increased $1.5 million or 4.1% due primarily to higher operating income and lower net interest expense.

Nine Months Fiscal 1994 Compared to Nine Months Fiscal 1993
- -----------------------------------------------------------
      In the third quarter, the company adopted Statement of Financial Accounting Standards No. 116, "Accounting for Contributions Received and Contributions Made." The adoption of this standard resulted in a restatement of first quarter earnings as if the adoption had occurred May 1, 1993, lowering net income by $4.1 million or $.15 per share. The one-time charge to net income from adopting this accounting standard was recorded as the cumulative effect of a change in accounting principle.

     On May 1, 1993, the company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and No. 112, "Employers' Accounting for Postemployment Benefits." The adoption of these standards resulted in a pretax charge totaling $46.5 million ($28.4 million or $1.03 per share after-tax.) The charge to net income from adopting these accounting standards was recorded as the cumulative effect of changes in accounting principles. Also, the company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective May 1, 1993. The effect of the adoption was immaterial. The company adopted Statement of Position 93-7, "Reporting on Advertising Costs," on January 31, 1994. This statement was issued by the American Institute of Certified Public Accountants, and requires capitalization and amortization of direct-response advertising to better match revenues with expense. The adoption had no effect on year-to-date earnings.
     On October 15, 1993, the company sold substantially all the assets of its credit card processing operations. The sale resulted in a pretax gain of $30.1 million ($18.4 million or $.67 per share after tax). Also, in the second quarter, the company recognized the effect of tax legislation signed into law August 10. The additional second quarter tax expense of $4.2 million, or $.15 per share, recognizes the effect of a higher tax rate on earnings since January 1, as well as the recording of a noncash charge to restate the company's deferred tax liability at the new corporate tax rate. The effect of the higher tax rate on third quarter earnings was $.02 per share.
     A summary of operating performance follows (expressed in thousands, except percentage and per share amounts):

                                    NINE MONTHS ENDED
                                       JANUARY 31,         %
                                   1994         1993     CHANGE
                              ----------    ----------   ------
Net Sales
   Wines & Spirits            $  870,332    $  880,174    (1.1)
   Consumer Durables             388,307       395,168    (1.7)
   Other                          10,053        12,957   (22.4)
                              ----------    ----------
      Total                   $1,268,692    $1,288,299    (1.5)

Operating Income              $  186,878    $  201,160    (7.1)

Gain on Sale of Business      $   30,077            --

Net Income
   Income Before Cumulative
   Effect of Changes in
   Accounting Principles      $   130,742   $  123,670     5.7

   Cumulative Effect of
   Changes in Accounting
   Principles                     (32,542)          --
                              -----------   ----------
   Net Income                 $    98,200   $  123,670   (20.6)

                                    NINE MONTHS ENDED
                                      JANUARY 31,            %
                                   1994           1993     CHANGE
                              -----------   ----------     ------
Earnings Per Share
   Earnings Before Cumulative
   Effect of Changes in
   Accounting Principles      $      4.78   $     4.48     6.7

   Cumulative Effect of Changes in
   Accounting Principles            (1.19)          --
                              -----------   ----------
   Earnings Per Share         $      3.59   $     4.48   (19.9)

Effective Tax Rate                  37.44%       35.38%

     Excluding the effect of the Fetzer acquisition, consolidated net sales decreased 3.8% and wines and spirits sales decreased 4.4%. The overall decline in sales for the nine months ended January 31 was largely the result of lower first-half sales of Jack Daniel's Country Cocktails. Partially offsetting this decline was the addition of Fetzer Vineyards, acquired in August 1992, and worldwide volume gains for Jack Daniel's. Sales of the company's other beverage brands generally declined from last year's level. Sales of consumer durables for the first nine months of the year were off 1.7% due in part to the disruption caused by severe weather conditions in the eastern U.S. and natural disasters in southern California. Lenox Collections sales are significantly below last year for the first nine months. A number of changes that will improve the profitability and competitiveness of Lenox are being initiated. Lenox recently created a united tabletop unit consisting of Lenox, Gorham and Kirk Stieff.
This organization will enhance the company's competitiveness in its core tabletop business, and allow the Dansk division to focus on growing its unique retail and product opportunities. Lenox also expects to conclude a strategic assessment of its other retail stores in the fourth quarter. Following weak holiday sales at some locations, the company is considering a plan that would close or reformat about seven stores. The implementation of this plan would probably result in a charge of approximately $.20 to $.25 per share in the fourth quarter and concentrate future efforts on retail formats that have shown the most promise.

     Consolidated gross profit increased due primarily to lower production costs within the wines and spirits segment. Consolidated operating income is down 7.1% due primarily to a decline in sales of Jack Daniel's Country Cocktails, promotional costs for the introduction of Southern Comfort Cocktails, and lower sales in the consumer durables segment.

     Excluding the gain from the sale of business and the effect of higher taxes, consolidated net income, before the cumulative effect of changes in accounting principles, declined $6.6 million or 5.3% due primarily to lower operating income in the wines and spirits segment.

     Excluding unusual items affecting the current year--gain on sale of business ($.67 per share), adoption of new accounting standards ($1.19 per share), and higher tax rate legislation ($.17 per share)--earnings per share declined 4.5% to $4.28 per share.

     On January 14, 1994, the company concluded its Dutch Auction tender offer, acquiring 911,484 shares of Class A and 3,644,506 shares of Class B common stock at a total cost of $408 million. The purchase of stock added approximately $.03 per share to third quarter results and is expected to add about $.19 per share to the company's earnings in fiscal 1994. As a result, the company expects full-year earnings per share growth, adjusted for unusual items and charges. The company expects future earnings per share to benefit significantly by the repurchase which will allow the company to pursue several investment strategies in fiscal 1995 that will slow near-term earnings growth, but help the company achieve greater long-term results.

Weighted Average Number of Common Shares Outstanding
- ----------------------------------------------------
     Quarterly earnings per share amounts do not add to year-to-date earnings per share for fiscal 1994 because of changes in the number of outstanding shares during the year.

Sale of Business
- ----------------
     With the October 15 sale of the company's credit card processing organization, the company realized a pretax gain of $30.1 million from a very successful venture investment. Costs to develop the business were charged against operating earnings over the past five years, and cash proceeds from the sale resulted in a high return on those investments.

Financial Condition at January 31, 1994 Compared to Financial
- -------------------------------------------------------------
Condition at April 30, 1993
- ---------------------------
     The company's cash flow activity in the first nine months of fiscal 1994 continued to reflect a strong financial position. Lower cash requirements for accounts receivable coupled with increases in accounts payable and accrued expenses offset the effect of lower income resulting in an increase of $36 million or 23% in cash provided by operating activities. Cash provided by investing activities in the nine months ended January 31, 1994 of $5 million reflects proceeds from the sale of business offset by normal investments in property, plant, and equipment and net purchases of short-term investments. Financing activities in the first nine months reflect a use of cash to acquire treasury stock and pay increased dividends. Total net working capital decreased $322 million from April 30, 1993 to $188 million due primarily to an increase in commercial paper.

Form S-3 Registration Statement
- -------------------------------
     In early March, the company will file with the Securities and Exchange Commission a shelf registration statement on Form S-3. The registration statement will cover an incremental $150 million of debt securities, and update an older shelf registration statement which still applies to $100 million in debt securities. The company expects that, soon after the registration statement becomes effective, it will issue a portion of the registered debt as debt securities. The company will use the net proceeds of this debt issue for general corporate purposes.

Dividends
- ---------
     On February 24, 1994, the Board of Directors declared a regular quarterly cash dividend of $.71 per share on Class A and Class B Common Stock and $.10 per share on the Preferred Stock. Stockholders of record on March 10, 1994, will receive the cash dividend on April 1, 1994. Including this action, total cash dividends paid per common share in fiscal 1994 will be $2.78, an 8% increase over last year.

                  PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
- ------   -----------------
   Adams, et al. v. Brown-Forman Corporation (U.S. District Court, Middle District of Florida, Tampa Division):
   As previously reported, Brown-Forman Corporation terminated approximately 220 employees in a November 1986 reorganization. All terminated employees received special compensation packages and signed complete releases waiving any rights they might have as a result of their termination. Nonetheless, the company was named as a defendant in four related lawsuits, filed in 1988 and 1989, alleging violation of the Age Discrimination in Employment Act (the "ADEA") related to this termination process.

   Three of the suits, collectively referred to as Adams, et al. v. Brown-Forman Corporation, were filed by or on behalf of the same 44 plaintiffs; the fourth suit was filed by the U.S. Equal Employment Opportunity Commission (the "EEOC") on behalf of 104 individuals, including the Adams plaintiffs. The lawsuits have been consolidated for trial in the U.S. District Court for the Middle District of Florida. During the course of this litigation, the EEOC has ceased representation of 19 individuals, thus reducing the total to 85 individuals.

   The 44 Adams plaintiffs have asserted their damages to be approximately $62 million. The EEOC, using the same expert as that used by the plaintiffs in the private actions, has determined the EEOC's damage claim to be $43 million for the individuals on whose behalf it has brought suit, bringing the total claimed to $105 million. The company and its legal counsel consider this figure to exceed by far any liability to which the company might be exposed. The company denies any liability to the plaintiffs or individuals on whose part the EEOC has brought suit in these matters and is vigorously contesting the litigation.

   On June 17, 1992, the Eleventh Circuit Court of appeals reversed a decision of the trial court and ruled in the company's favor that "knowing and voluntary" written releases are valid, even when plaintiffs are making ADEA claims. The company filed a motion for summary judgment on the release and other issues. The magistrate judge heard oral argument on January 5, 1993, and on September 30, 1993, made a report and recommendation to the district court that the releases were valid as to ten of the plaintiffs and recommended that their cases should be dismissed. The magistrate judge found there were "genuine issues of material fact" on the release and other issues with respect to the remaining 75 plaintiffs, and recommended that the motion for summary judgment be denied as to them.

   Both sides filed exceptions to the magistrate judge's report and recommendation. After the court makes a decision on the recommendation, a trial date will be set for the remaining plaintiffs, if any.

Item 6.  Exhibits and Reports on Form 8-K
- ------   --------------------------------
(b)   Reports on Form 8-K:

   1.)There were no reports on Form 8-K filed during the quarter ended January 31, 1994.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 BROWN-FORMAN CORPORATION
                                        (Registrant)


Date:   March 4, 1994            By:  Owsley Brown II
                                      -----------------------
                                      Owsley Brown II
                                      President and Chief Executive Officer
                                      (Principal Financial Officer)


Date:   March 4, 1994            By:  Clifford G. Rompf, Jr.
                                      -----------------------
                                      Clifford G. Rompf, Jr.
                                      Senior Vice President
                                      (Principal Accounting Officer)