Form 10-Q/A
period 1994-01-31
BROWN FORMAN CORP
filed 1994-03-08
CIK 14693

       United States Securities and Exchange Commission
                    Washington, D.C.  20549
                           Form 10-Q/A
                         Amendment No. 1
                            ---------


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

Item 1 of Part I of Brown-Forman Corporation's quarterly report on Form 10-Q for the quarter ended January 31, 1994 is hereby amended to change cash dividends paid included on the condensed consolidated statement of income for the nine months ended January 31, 1994 and January 31, 1993 to $2.07 and $1.90, respetively.

                PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
- -----------------------------
                   BROWN-FORMAN CORPORATION
          CONDENSED CONSOLIDATED STATEMENT OF INCOME
                          (Unaudited)
       (Expressed in thousands except per share amounts)


                                Three Months Ended    Nine Months Ended
                                   January 31,           January 31,
                                  1994    1993        1994        1993
                               -------- --------  ----------  ----------
Net sales                      $413,312 $426,267  $1,268,692  $1,288,299
Excise taxes                     64,769   73,045     201,707     215,886
Cost of sales                   145,021  152,239     438,202     447,984
                               -------- --------  ----------  ----------
Gross profit                    203,522  200,983     628,783     624,429
Selling, general, and
    administrative expenses      89,403   92,741     277,709     269,971
Advertising expenses             51,793   46,306     164,196     153,298
                               -------- --------  ----------  ----------
Operating income                 62,326   61,936     186,878     201,160
Gain before income taxes on
    sale of business                 --       --      30,077          --
Interest income                   1,276      765       3,332       2,150
Interest expense                  3,675    4,836      11,293      11,938
                               --------  -------   ---------  ----------
Income before income taxes       59,927   57,865     208,994     191,372
Taxes on income                  21,154   20,625      78,252      67,702
                               --------  -------   ---------  ----------
Income before cumulative
    effect of changes in
    accounting principles        38,773   37,240     130,742     123,670
Cumulative effect of changes
in accounting principles             --       --      32,542          --
                               --------  -------   ---------  ----------
Net income                       38,773   37,240      98,200     123,670
Less preferred stock dividend
    requirements                    118      118         353         353
                               --------  -------   ---------  ----------
Net income applicable to
    common stock               $ 38,655  $37,122   $  97,847  $  123,317
                               ========  =======   =========  ==========
Weighted average number of
common shares outstanding
in thousands                     26,663   27,555      27,258      27,555

Per common share:
Income before cumulative
effect of changes in
accounting principles          $   1.45  $  1.35     $  4.78    $  4.48
Cumulative effect of changes
in accounting principles             --       --        1.19         --
                               --------  -------     -------    -------
Net income                     $   1.45  $  1.35     $  3.59    $  4.48
                               ========  =======     =======    =======
Cash dividends paid            $    .71  $   .68     $  2.07    $  1.90
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

                                 BROWN-FORMAN CORPORATION
                                        (Registrant)


Date:   March 7, 1994            By:  Clifford G. Rompf, Jr.
                                      -----------------------
                                      Clifford G. Rompf, Jr.
                                      Senior Vice President
                                      (Principal Accounting Officer)