Form 10-K
period 1994-04-30
BROWN FORMAN CORP
filed 1994-07-19
CIK 14693

                United States Securities and Exchange Commission
                            Washington, D.C.  20549
                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended April 30, 1994
                          Commission file number 1-123

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       NAME OF EACH EXCHANGE ON
        TITLE OF EACH CLASS                                WHICH REGISTERED
        -------------------                                ----------------
Preferred $.40 Cumulative Stock, $10.00 par value,     New York Stock Exchange
redeemable at company's option at $10.25 per share plus unpaid accrued dividends; liquidating value
$10.00 per share plus unpaid accrued dividends

Class A Common Stock (voting) $.15 par value           New York Stock Exchange

Class B Common Stock (nonvoting) $.15 par value        New York Stock Exchange

Securities registered pursuant to Section 12(g)        None
of the Act

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X      No
                                 -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value, at April 30, 1994, of the voting stock held by nonaffiliates of the registrant was $195,947,000.

The number of shares outstanding for each of the registrant's classes of Common Stock on June 21, 1994 was:
                  Class A Common Stock (voting)         28,988,091
                  Class B Common Stock (nonvoting)      40,008,147

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------
Portions of the Registrant's 1994 Annual Report to Stockholders are incorporated by reference into Parts I, II, and IV of this report. Portions of the Proxy Statement of Registrant, dated July 5, 1994 for use in connection with the Annual Meeting of Stockholders to be held July 28, 1994 are incorporated by reference into Parts III and IV of this report.

                                     PART I
Item 1.  Business
- - -------  --------
(a)  General development of business:

Brown-Forman Corporation was incorporated under the laws of the State of Delaware in 1933, successor to a business founded in 1870 as a partnership and subsequently incorporated under the laws of Kentucky in 1901. Its principal executive offices are located at 850 Dixie Highway, Louisville, Kentucky 40210 (mailing address: P.O. Box 1080, Louisville, Kentucky 40201-1080). Except as the context may otherwise indicate, the terms "Brown-Forman" and "company" refer to Brown-Forman Corporation and its subsidiaries.

(b)  Financial information about industry segments:

Information regarding net sales, operating income, and total assets of each of the company's business segments is in Note 8 of Notes to Consolidated Financial Statements on page 34 of the company's 1994 Annual Report to Stockholders, which information is incorporated herein by reference in response to Item 8.

(c)  Narrative description of business:

The following is a description of the operations in the business segments of Wines and Spirits, Consumer Durables, and Other segments.

Wines and Spirits Segment
- - -------------------------

Wines and Spirits' operations include manufacturing, bottling, importing, exporting, and marketing a wide variety of alcoholic beverage brands. This Segment also manufactures and markets new and used oak barrels, plastic closures, and plastic bottles.

Brands are grouped into three categories: North American Spirits, Imported and Specialty Spirits, and Wines.

North American Spirits consists of the following brands:

                       Jack Daniel's Tennessee Whiskey
                       Canadian Mist Canadian Whisky
                       Jack Daniel's Country Cocktails
                       Southern Comfort
                       Early Times Old Style Kentucky Whisky
                       Old Forester Kentucky Straight Bourbon Whisky Gentlemen Jack Rare Tennessee Whiskey
                       Korbel California Brandy
                       Pepe Lopez Tequila and related products

Statistics based on case sales, published annually by a leading trade publication, rank Jack Daniel's as the largest selling Tennessee whiskey in the United States, Canadian Mist as the largest selling Canadian whisky in the United States, Southern Comfort as the largest selling domestic proprietary liqueur in the United States, and Early Times as the second largest selling brand in the bourbon category in the United States.

Imported and Specialty Spirits consists of the following brands:

                         Bushmills Irish Whiskey and related products
                         Glenmorangie Single Highland Malt Scotch Whisky Usher's Scotch Whisky
                         Sempe Armagnac

Wines consists of the following brands:

                         Fetzer Vineyards California Wines
                         Korbel California Champagnes
                         Bolla Italian Wines
                         Jekel Vineyards California Wines
                         Bel Arbors California Wines
                         Fontana Candida Italian Wines
                         Brolio Italian Wines
                         Carmen Vineyards Chilean Wines
                         Fontanafredda Italian Wines
                         Noilly Prat Vermouths
                         Armstrong Ridge California Champagne

A leading industry trade publication reported Korbel California Champagnes as the largest selling premium champagne in the United States. This trade publication also reported that, among numerous imported wines, Bolla Italian Wine is the leading premium imported table wine in the United States. Fetzer was ranked sixteenth among all table wines.

Brown-Forman believes that statistics used to rank these products are reasonably accurate.

Brown-Forman's policy with respect to the Wines and Spirits Segment is to market high quality products that satisfy consumer preferences and support them with extensive international, national, and regional marketing programs. These programs are intended to extend consumer brand recognition and brand loyalty.

Sales managers and representatives or brokers represent the Segment in all states. The Segment distributes its spirits products domestically either through state agencies or through wholesale distributors. The contracts which Brown-Forman has with many of its distributors have formulas which determine reimbursement to distributors if Brown-Forman terminates them; the amount of reimbursement is based primarily on the distributor's length of service and a percentage of its purchases over time. Some states have statutes which limit Brown-Forman's ability to terminate distributor contracts.

Jack Daniel's Tennessee Whiskey and Southern Comfort are the principal products exported by the Segment. These brands are sold through contracts with brokers and distributors in most countries.

The principal raw materials used in manufacturing and packaging distilled spirits are corn, rye, malted barley, glass, cartons, and wood for new white oak barrels, which are used for storage of bourbon and Tennessee whiskey. Sugar and spirits are used in the production of specialties. None of these raw materials are in short supply, and there are adequate sources from which they may be obtained.

Production of whiskies is scheduled to meet demand three to five years in the future. Accordingly, inventories are larger in relation to sales and total assets than would be normal for most other business segments.

The industry is highly competitive and there are many brands sold in the consumer market. Trade information indicates that Brown-Forman is one of the largest wine and spirit suppliers in the United States in terms of revenues.

The wine and spirits industry is regulated by the Bureau of Alcohol, Tobacco, and Firearms of the United States Treasury Department with respect to production, blending, bottling, sales, advertising, and transportation of its products. Also, each state regulates advertising, promotion, transportation, sale, and distribution of such products.

Under federal regulations, whisky must be aged for at least two years to be designated "straight whisky." The Segment ages its straight whiskies for a minimum of three to five years. Federal regulations also require that "Canadian" whisky must be manufactured in Canada in compliance with Canadian laws and must be aged in Canada for at least three years.

Consumer Durables Segment
- - -------------------------

The Consumer Durables Segment includes the manufacturing and/or marketing of the following:

                         Fine China Dinnerware
                         Contemporary Dinnerware
                         Crystal Stemware
                         Crystal Barware
                         China and Crystal Giftware
                         China and Crystal Lamps
                         Collectibles
                         Sterling Silver, Pewter and Silver-Plated
                             Giftware and Holloware
                         Sterling Silver and Stainless Steel Flatware
                         Fine Table Linens
                         Luggage and Handbags
                         Business Cases and Folios
                         Personal Leather Accessories

All of the products of the Segment are sold by segment-employed sales representatives under various compensation arrangements, and where appropriate to the class of trade, by specialized independent commissioned sales representatives.

The Segment's products are marketed domestically through authorized retail stores consisting of department stores and jewelry and specialty shops and through retail stores operated by the Segment. Products are also distributed domestically through the institutional, incentive, premium, business gift and military exchange classes of trade, and internationally through authorized retailers and/or distributors in selected foreign markets. Specially created collectible products are distributed both domestically and in selected foreign markets through the Segment's direct response/mail-order division.

Fine china and crystal products are marketed under both the Lenox and Gorham trademarks. Contemporary dinnerware and glassware products are marketed under the Dansk trademark. Sterling silver is marketed under both the Gorham and Kirk Stieff trademarks. Kirk Stieff also markets pewter, stainless steel, and silver-plated giftware, flatware and holloware. Luggage, handbags, business cases, and personal accessories are marketed under the Hartmann, Wings and Crouch & Fitzgerald trademarks. The direct response/mail-order sales in the United States of specially designed collectibles are marketed under the Lenox, Princeton Gallery and Gorham trademarks while such sales abroad are marketed primarily under the Brooks & Bentley and Princeton Gallery trademarks.

The Lenox, Dansk, Gorham, and Hartmann brand names hold significant positions in their industries. The Segment has granted to a producer of high quality table linens a license for use of the Lenox trademarks on selective fine table linens, subject to the terms of a licensing agreement.

The Segment believes that it is the largest domestic manufacturer and marketer of fine china dinnerware, fine crystal stemware, and pewter holloware, and the only significant domestic manufacturer of fine quality china giftware. The Segment is also a leading manufacturer and distributor of fine quality luggage, business cases, and personal leather accessories. The Segment competes with a number of other companies and is subject to intense foreign competition in the marketing of its fine china and contemporary dinnerware, crystal stemware and giftware, and luggage products.

In the Segment's china and crystal businesses, competition is based primarily on quality, design, brand, style, product appeal, consumer satisfaction and price. In its luggage, handbag, business case and personal leather accessories business, competition is based primarily on brand awareness, quality, design, style, and price. In its direct response/mail-order business, the most important competitive factors are the brand, product appeal, design, sales/marketing program, service, and price of the products. In its sterling silver, silver-plated, and stainless steel business, competition is based primarily on price, with quality, design, brand, style, product appeal, and consumer satisfaction also being factors. In its pewter business, competition is based primarily on quality, design, brand, and delivery, with price being a less significant factor.

Clay is the principal raw material used to manufacture china products and silica is the principal raw material used to manufacture crystal products. Leather and nylon fabric are the principal raw materials used to manufacture luggage and business cases. Fine silver is the principal raw material used to manufacture sterling silver giftware, flatware, and holloware products, and tin is the principal raw material used to manufacture pewter products. It is anticipated that raw materials used by the Segment will be in adequate supply. The acquisition price of fine silver and tin is, however, influenced significantly by world-wide economic events and commodity trading.

Sales of certain Segment products are traditionally greater in the second quarter of the fiscal year, primarily because of seasonal holiday buying.

Other Segment
- - -------------

The Other business segment included a credit card transaction processing business and an aquaculture business. For further information, please refer to
Note 8, "Business Segment Information," on page 34 of the company's 1994 Annual Report to Stockholders, which information is incorporated herein by reference in response to Item 8. The credit card transaction processing business was sold in October 1993 and the use of this segment was discontinued effective November 1, 1993.

Other Information
- - -----------------

As of April 30, 1994, the company employs approximately 7,100 persons, including 900 employed on a part-time basis.

The company is an equal opportunity employer and recruits and places employees without regard to race, color, national origin, sex, age, religion, disability, or veteran status.

The company believes its employee relations are good.

For information on the effects of compliance with federal, state, and local environmental regulations, refer to Note 13, "Environomental," on page 36 of the company's 1994 Annual Report to Stockholders, which information is incorporated herein by reference in response to Item 8.

Item 2.  Properties
- - -------  ----------

The corporate offices consist of office buildings, including renovated historic structures, all located in Louisville, Kentucky.

Significant properties by business segments are as follows:

Wines and Spirits Segment
- - -------------------------

The facilities of the Wines and Spirits Segment are shown below. The owned facilities are held in fee simple.

Owned facilities:
  .  Production facilities:
          -  Distilled Spirits and Wines:
               -  Lynchburg, Tennessee
               -  Louisville, Kentucky
               -  Collingwood, Ontario
               -  Shively, Kentucky
               -  Frederiksted, St. Croix, U.S. Virgin Islands
               -  Mendocino County, California
               -  Monterey County, California
          -  Oak Barrels:
               -  Louisville, Kentucky
               -  Mendocino County, California
          -  Plastic Closures and Plastic Bottles:
               -  Louisville, Kentucky

  .  Bottling facilities:
               -  Lynchburg, Tennessee
               -  Louisville, Kentucky
               -  Frederiksted, St. Croix, U.S. Virgin Islands
               -  Monterey County, California

  .  Warehousing facilities:
               -  Lynchburg, Tennessee
               -  Louisville, Kentucky
               -  Collingwood, Ontario
               -  Shively, Kentucky
               -  Monterey County, California
               -  Mendocino County, California

Leased facilities:
  .  Production and bottling facility in Dublin, Ireland
  . Wine production and bottling facility in Mendocino County, California . Vineyards in Monterey County, California

The company believes that the productive capacities of the Wines and Spirits Segment are adequate for the business, and such facilities are maintained in a good state of repair.

Consumer Durables Segment
- - -------------------------

The facilities of the Consumer Durables Segment are shown below. The owned facilities are held in fee simple.

Owned facilities:
.  Office facilities:
       -  Lenox headquarters - Lawrenceville, New Jersey
       -  Headquarters for Lenox Direct Response/Mail Order
                Division - Langhorne, Pennsylvania

.  Production and office facilities:
       - Lenox - Pomona, New Jersey (includes retail store); Oxford, North Carolina;
                Kinston, North Carolina; and Mt. Pleasant, Pennsylvania (includes retail store)
       -  Gorham - Smithfield, Rhode Island
       -  Hartmann - Lebanon, Tennessee

.  Warehousing facilities:
       -  Dansk/Gorham  -  Williamsport, Maryland

Leased facilities:
.  Office facilities:
       -  Lenox China and Crystal Division - Egg Harbor Township, New Jersey
       -  Dansk subsidiary - Mt. Kisco, New York

.  Production/Warehousing/Office facilities:
       -  Kirk Stieff  -  Baltimore City, Maryland (includes retail store)

.  Warehousing facilities:
       - Lenox - South Brunswick, New Jersey (includes retail stores); Oxford, North Carolina;
                Kinston, North Carolina; and Mt. Pleasant, Pennsylvania
       -  Hartmann  -  Lebanon, Tennessee
       -  Lenox Direct Response/Mail Order  -  Langhorne, Pennsylvania
       -  Gorham  -  Woonsocket, Rhode Island

.  Retail stores:
   The Segment operates 6 first quality Lenox China stores in 5 states and 18 Lenox Outlet stores in 15 states. The Segment also operates 47 Dansk Outlet stores in 27 states and 10 Gorham Outlet stores in 8 states. In addition, the Segment operates 4 Crouch & Fitzgerald luggage stores in 4 states and a first quality store in Connecticut under the Samuel Kirk & Son trade name which carries Lenox, Gorham, Dansk, Kirk Stieff and other premium tabletop brands. In the fourth quarter of fiscal 1994, the company recorded a pretax charge of $8,180,000 ($5,350,000 after-tax) for the closing or reformatting of seven retail stores.

The lease terms expire at various dates and are generally renewable, except for the Lenox China store and Crouch & Fitzgerald store leases.

The company is of the opinion that the Segment's facilities are in good condition and are adequate for the business.

Item 3.  Legal Proceedings
- - -------  -----------------

   (a) Brune v. Brown-Forman Corporation (214th District Court, Neuces County, Texas):
       On November 15, 1983, Marie Brinkmeyer, age 18, died of an acute alcohol overdose after having consumed massive quantities of alcohol including Pepe Lopez Tequila (a Brown-Forman product). Two years later, her mother, Joyce Brune, sued Brown-Forman Corporation both on her own behalf and on behalf of Ms. Brinkmeyer's estate, claiming (1) that the company was negligent in not labeling Pepe Lopez Tequila to warn Ms. Brinkmeyer of the risk of acute alcohol overdose or to provide instructions for the appropriate use of the product and (2) that such failure rendered the product defective. The plaintiff alleged damages resulting from the company's advertising and alleged lobbying activities. The company denied all of the plaintiff's allegations and vigorously contested this litigation.

       Plaintiff asked for actual damages of up to $5 million and punitive damages of $600 million, plus interest and costs. The case went to trial before a jury in Corpus Christi on August 31, 1992.

       The jury's verdict against Brown-Forman of $525,000 plus interest resulted from its finding Brown-Forman to be 35% at fault and Marie Brinkmeyer to be 65% at fault on a total damage award of $1.5 million. (Texas is a "comparative negligence" state.) The jury refused to award punitive damages. The company has appealed the decision. Oral argument was held on February 3, 1994 before the Texas Court of Appeals in Corpus Christi. The company is awaiting a decision.

   (b) Adams, et al. v. Brown-Forman Corporation (U.S. District Court, Middle District of Florida, Tampa Division):
       As previously reported, Brown-Forman Corporation terminated approximately 220 employees in a November 1986 reorganization. All terminated employees received special compensation packages and signed complete releases waiving any rights they might have as a result of their termination. Nonetheless, the company was named as a defendant in four related lawsuits, filed in 1988 and 1989, alleging violation of the Age Discrimination in Employment Act (the "ADEA") related to this termination process.

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

     For additional information on contingencies, see Note 15 in the Notes to the Consolidated Financial Statements on page 36 of the company's 1994 Annual Report to Stockholders, which information is incorporated herein by reference in response to Item 8.



     Item 4.  Submission of Matters to a Vote of Security Holders
     -------  ---------------------------------------------------

     On April 25, 1994, the company solicited written consents to amend the company's Restated and Amended Certificate of Incorporation to increase the authorized shares of $.15 par value Class A Common Stock to 30,000,000 from 18,000,000 and $.15 par value Class B Common Stock to 60,000,000 from 36,000,000. The stockholders approved the amendment on May 18, 1994, which became effective May 20, 1994, with the following pre-split votes cast:

                                Class A       Class B
                              Common Stock  Common Stock
                              ------------  ------------
          For                    8,308,814     9,685,642
          Against                   13,244        26,239
          Abstain                    1,083         5,758
          Broker non-votes              --            --



EXECUTIVE OFFICERS OF THE REGISTRANT
- - ------------------------------------
                              Principal Occupation
                                      and
         Name            Age  Business Experience        Family Relationship
- - ----------------------   ---  --------------------       -------------------
W. L. Lyons Brown, Jr.    57  Chairman of the company     Brother to Owsley
                              since July, 1993.           Brown II; Cousin to
                              Chairman and Chief          Owsley Brown Frazier
                              Executive Officer of the
                              company from May 1983
                              to July 1993.

Owsley Brown II           51  President and Chief         Brother to W. L. Lyons
                              Executive Officer           Brown, Jr.; Cousin to
                              of the company since        Owsley Brown Frazier
                              July 1993. President
                              of the company from
                              July 1987 to July 1993.

Owsley Brown Frazier      58  Vice Chairman of the        Cousin to W. L. Lyons
                              company since August        Brown, Jr. and Owsley
                              1983.                       Brown II

William M. Street         55  Vice Chairman of the        None
                              company since
                              July 1987.

John P. Bridendall        44  Senior Vice President       None
                              and Director of
                              Corporate Development
                              since July 1987.

Russell C. Buzby          60  Senior Vice President       None
                              and Executive Director
                              of Human Resources
                              and Information Services
                              since July 1987.

Michael B. Crutcher       50  Senior Vice President,      None
                              General Counsel, and
                              Secretary since
                              May 1989.

Malcolm Jozoff /(1)/      54  Chairman and Chief          None
                              Executive Officer
                              of Lenox, Incorporated
                              (a subsidiary of the
                              company) since
                              October 1993.
                              Independent consultant
                              on marketing and
                              strategic planning
                              from June 1992 to
                              October 1993. Group
                              Vice President,
                              The Proctor & Gamble
                              Company, since 1985,
                              and President --
                              Health Care Products,
                              Procter & Gamble USA,
                              since 1991.

Lois A. Mateus            47  Senior Vice President       None
                              of Corporate
                              Communications and
                              Corporate Services
                              since January 1988.

EXECUTIVE OFFICERS OF THE REGISTRANT
- - ------------------------------------
Clifford G. Rompf, Jr.        63  Senior Vice President       None
                                  and Executive Director
                                  of Financial Operations
                                  since July 1987.

 /(1)/ In 1993, in connection with a civil proceeding brought by the Securities and Exchange Commission, Mr. Jozoff consented, without admitting or denying the allegations, to the entry of an order enjoining him from violating Section 10(b) of the Securities Exchange Act of 1934.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters
- - ------- ------------------------------------------------------------------------

Except as presented below, for the information required by this item refer to the section entitled "Quarterly Financial Information" appearing on the "Highlights" page of the 1994 Annual Report to Stockholders, which information is incorporated herein by reference.

Holders of record of Common Stock at June 15, 1994:
 Class A Common Stock (Voting)             2,675
 Class B Common Stock (Nonvoting)          4,793

The principal market for Brown-Forman Corporation common shares is the New York Stock Exchange.

Item 6. Selected Financial Data
- - ------- -----------------------

For the information required by this item, refer to the section entitled "11-Year Consolidated Selected Financial Data" appearing on pages 24 and 25 of the 1994 Annual Report to Stockholders, which information is incorporated herein by reference in response to Item 8.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
- - ------- -----------------------------------------------------------------------
        of Operations.
        --------------

For the information required by this item, refer to the section entitled "Financial Review" appearing on pages 20 through 23 of the 1994 Annual Report to Stockholders, which information is incorporated herein by reference in response to Item 8.

Item 8. Financial Statements and Supplementary Data
- - ------- -------------------------------------------

For the information required by this item, refer to the Report of Management, Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Report of Independent Accountants appearing on pages 17 and 26 through 36 of the 1994 Annual Report to Stockholders, which information is incorporated herein by reference. For selected quarterly financial information, refer to the section entitled "Quarterly Financial Information" appearing on the "Highlights" page of the 1994 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
- - -------  ---------------------------------------------------------------
         Financial Disclosure
         --------------------

None
                                    PART III

Item 10. Directors and Executive Officers of the Registrant
- - -------- --------------------------------------------------

For the information required by this item, refer to the following sections of the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held July 28, 1994, which information is incorporated herein by reference: (a) "Election of Directors" on page 1 through the footnote on page 2 (for information on directors); and (b) the last paragraph on page 4 (for information on delinquent filings). Also, see the information with respect to "Executive Officers of the Registrant" under Part I hereof, which information is incorporated herein by reference.

Item 11. Executive Compensation
- - -------- ----------------------

For the information required by this item, refer to the section entitled "Executive Compensation" on pages 5 through 13 of the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held July 28, 1994, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management
- - -------- --------------------------------------------------------------

For the information required by this item, refer to the section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing on pages 3 and 4 of the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held July 28, 1994, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions
- - -------- ----------------------------------------------

For the information required by this item, refer to the section entitled "Transactions with Management" appearing on page 13 of the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held July 28, 1994, which information is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
- - -------- ----------------------------------------------------------------

(a)  1 and 2 - Index to Consolidated Financial Statements and Schedules:


                                                                                                             Reference
                                                                                                   ------------------------------
                                                                                                                      Annual
                                                                                                     Form 10-K       Report to
                                                                                                   Annual Report   Stockholders
                                                                                                       Page           Page(s)
                                                                                                   -------------  ---------------
    Incorporated by reference to the company's
        Annual Report to Stockholders for the
           year ended April 30, 1994:

        Report of Management*                                                                            --             17
        Consolidated Statement of Income for the
            years ended April 30, 1994, 1993, and 1992*                                                  --             26
        Consolidated Statement of Cash Flows for the
            years ended April 30, 1994, 1993, and 1992*                                                  --             27
        Consolidated Balance Sheet at April 30, 1994, 1993, and 1992*                                    --           28 - 29
        Consolidated Statement of Stockholders' Equity
            for the years ended April 30, 1994, 1993, and 1992*                                          --             30
        Notes to Consolidated Financial Statements*                                                      --           31 - 36
        Report of Independent Accountants                                                                               36

    Report of Independent Accountants                                                                   S-1             --

    Consolidated Financial Statement Schedules:
    VIII  -  Valuation and Qualifying Accounts                                                          S-2             --
      IX  -  Short-Term Borrowings                                                                      S-3             --
       X  -  Supplementary Income Statement Information                                                 S-4             --

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted either because they are not required under the related instructions, because the information required is included in the consolidated financial statements and notes thereto, or because they are inapplicable.

*  Incorporated by reference to Item 8 herein.

(a)  3  -  Exhibits:
     Filed Herewith:

Exhibit Index
- - --------------

   3(a)  Restated Certificate of Incorporation of registrant.

   3(b) Certificate of Amendment to Restated Certificate of Incorporation of registrant.

   3(c) Certificate of Ownership and Merger of Brown-Forman Corporation into Brown-Forman, Inc.

   3(d) Certificate of Amendment to Restated and Amended Certificate of Incorporation of Brown-Forman Corporation.

   10(a)  Brown-Forman Management Incentive Compensation Plan.

   10(b)  Brown-Forman Corporation Restricted Stock Plan.

    13 Company's Annual Report to Stockholders for the year ended April 30, 1994, but only to the extent set forth in Items 1, 3, 5, 6, 7, and 8 of the company's Annual Report on Form 10-K for the year ended April 30, 1994.

   21     Subsidiaries of the Registrant.

   23     Consent of Coopers & Lybrand, independent accountants.

Previously Filed:
Exhibit Index
- - -------------

   3(e) The By-Laws of registrant, as amended on May 25, 1988, which is incorporated herein by reference to Brown-Forman Corporation's 10-K filed on July 26, 1993.

   4(a) The Form of Indenture between the company and Morgan Guaranty Trust Company of New York, as Trustee, dated as of April 1, 1988, which is incorporated herein by reference to Brown-Forman Corporation's 10-K filed on July 26, 1993.

   4(b) The Form of Indenture dated as of March 1, 1994 between the company and The First National Bank of Chicago, as Trustee, which is incorporated herein by reference to Brown-Forman Corporation's Form S-3 (Registration No. 33-52551) filed on March 8, 1994.

   10(c) Brown-Forman Corporation Supplemental Excess Retirement Plan, which is incorporated herein by reference to Brown-Forman Corporation's 10-K filed on July 23, 1990.

   10(d) Brown-Forman Corporation Stock Appreciation Rights Plan, which is incorporated herein by reference to Brown-Forman Corporation's 10-K filed on July 23, 1990.

   10(e) A description of the Brown-Forman Savings Plan is incorporated herein by reference to page 11 of the registrant's definitive proxy statement for the Annual Meeting of Stockholders held on July 28, 1994.

   10(f) A description of the Brown-Forman Flexible Reimbursement Plan is incorporated herein by reference to page 11 of the registrant's definitive proxy statement for the Annual Meeting of Stockholders held on July 28, 1994.

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           BROWN-FORMAN CORPORATION
                           ------------------------
                                 (Registrant)


                            /s/ Owsley Brown II
                           ------------------------------------------
Date:  June 28, 1994       By:  Owsley Brown II
                                President and Chief Executive Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on June 28, 1994 as indicated:

                                        /s/ Owsley Brown Frazier         /s/ John S. Speed
- - --------------------------             ---------------------------      ---------------------------
By:  Geo. Garvin Brown III             By:  Owsley Brown Frazier        By:  John S. Speed
     Director                               Director, Vice Chairman          Director
                                            of the Board

 /s/ William M. Street                  /s/ Stephen E. O'Neil            /s/ James S. Welch
- - --------------------------             ---------------------------      ---------------------------
By:  William M. Street                 By:  Stephen E. O'Neil           By:  James S. Welch
     Director, Vice Chairman                Director                         Director
     of the Board

 /s/ Owsley Brown II                    /s/ W. L. Lyons Brown, Jr.       /s/ Clifford G. Rompf, Jr.
- - --------------------------             ---------------------------      ---------------------------
By:  Owsley Brown II                   By:  W. L. Lyons Brown, Jr.      By:  Clifford G. Rompf, Jr.
     Director, President and                Director and Chairman            Senior Vice President
     Chief Executive Officer                of the Board                     (Principal Accounting
     (Principal Financial Officer)                                           Officer)

REPORT OF INDEPENDENT ACCOUNTANTS



Brown-Forman Corporation
Louisville, Kentucky


We have audited the consolidated financial statements of Brown-Forman Corporation and Subsidiaries as of April 30, 1994, 1993, and 1992, and for the years then ended, which financial statements are included on pages 26 through 36 of the 1994 Annual Report to Stockholders of Brown-Forman Corporation and incorporated by reference herein. We have also audited the financial statement schedules listed in the index on page 14 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brown-Forman Corporation and Subsidiaries as of April 30, 1994, 1993, and 1992 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Notes 2, 5, and 6 to the consolidated financial statements, in 1994 the company adopted changes in its methods of accounting for postretirement benefits other than pensions, postemployment benefits, and contributions.


/s/ Coopers & Lybrand
- - ------------------------------
Coopers & Lybrand
Louisville, Kentucky
June 10, 1994

                   BROWN-FORMAN CORPORATION AND SUBSIDIARIES
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
               For the Years Ended April 30, 1994, 1993, and 1992
                            (Expressed in thousands)





                Col. A                   Col. B               Col. C                  Col. D         Col. E
                ------                   ------               ------                  ------         ------
                                                             Additions
                                                             ---------
                                       Balance at   Charged to                                     Balance at
                                       Beginning       Costs       Charged to                         End
              Description              of Period   and Expenses  Other Accounts     Deductions     of Period
              -----------              ----------  ------------  --------------     ----------     ----------
1994
    Allowance for Doubtful Accounts     $10,432       $10,538       $   --           $8,964(2)       $12,006

1993
    Allowance for Doubtful Accounts     $ 7,970       $ 8,889       $  307(1)        $6,734(2)       $10,432

1992
    Allowance for Doubtful Accounts     $ 5,940       $ 5,741       $3,203(1)        $6,914(2)       $ 7,970






(1)  Relates to businesses acquired or sold during the year.
(2)  Doubtful accounts written off, net of recoveries.

                   BROWN-FORMAN CORPORATION AND SUBSIDIARIES
                      SCHEDULE IX  -  SHORT-TERM BORROWINGS
               For the Years Ended April 30, 1994, 1993, and 1992
                            (Expressed in thousands)




  Col. A         Col. B          Col. C          Col. D           Col. E            Col. F
  ------         ------          ------          ------           ------            ------
Category of                                  Maximum Amount   Average Amount   Weighted Average
 Aggregate       Balance        Weighted       Outstanding      Outstanding      Interest Rate
Short-Term      at End of       Average          During           During            During
Borrowings       Period      Interest Rate   the Period (1)   the Period (2)    the Period (3)
- - -----------     ---------    -------------   --------------   --------------   ----------------
Commercial
 paper:
     1994      $204,229(4)        3.8%          $272,544         $74,351             3.5%
     1993           --             --            101,772          30,801             3.3
     1992        20,772           3.9             69,504          22,179             5.2


  Notes:

 (1)  Represents the maximum amount outstanding at month-end during the period.
 (2)  Calculated on daily outstanding balances during the year.
 (3) Average amount outstanding during the year divided into interest expense incurred.
 (4) At April 30, 1994, $150,000,000 of this commercial paper was classified as long-term debt in accordance with the company's intent and ability to refinance obligations on a long-term basis.

                   BROWN-FORMAN CORPORATION AND SUBSIDIARIES
           SCHEDULE X  -  SUPPLEMENTARY INCOME STATEMENT INFORMATION
               For the Years Ended April 30, 1994, 1993, and 1992
                            (Expressed in thousands)




                     Col. A                              Col. B
                     ------                              ------
                                                    Charged To Costs
                      Item                            And Expenses
                      ----                          ----------------
1994:
     Taxes, other than payroll and income taxes:
         Federal excise taxes                           $263,693

     Advertising costs (a)                              $202,246

1993:
     Taxes, other than payroll and income taxes:
         Federal excise taxes                           $277,152

     Advertising costs (a)                              $204,699


1992:
     Taxes, other than payroll and income taxes:
         Federal excise taxes                           $ 259,669

     Advertising costs (a)                              $ 171,791



Note: (a)   Advertising costs include all costs of advertising the company's brand names and products. Such costs include point of sale displays which are not practicable to segregate.