Form 10-Q
period 1994-07-31
BROWN FORMAN CORP
filed 1994-09-13
CIK 14693

United States Securities and Exchange Commission
                    Washington, D.C.  20549
                           Form 10-Q

                           -----------


   QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 1994

                   Commission File No. 1-123

                           -----------

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

                      Yes   X     No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: September 1, 1994

           Class A Common Stock (voting)        28,988,091
           Class B Common Stock (nonvoting)     40,008,147

                   PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
- - -------  --------------------

                   BROWN-FORMAN CORPORATION
          CONDENSED CONSOLIDATED STATEMENT OF INCOME
                          (Unaudited)
       (Expressed in thousands except per share amounts)


                                          Three Months Ended
                                              July 31,
                                           1994      1993
                                        --------  --------
Net sales                               $378,773  $389,655
Excise taxes                              60,064    67,199
Cost of sales                            127,225   127,783
                                        --------  --------
Gross profit                             191,484   194,673
Selling, general, and
   administrative expenses                92,332    92,767
Advertising expenses                      47,141    53,529
                                        --------  --------
Operating income                          52,011    48,377
Interest income                              259       913
Interest expense                           5,497     3,874
                                        --------  --------
Income before income taxes                46,773    45,416
Taxes on income                           18,647    15,962
                                        --------  --------
Income before cumulative effect of
   changes in accounting principles       28,126    29,454
Cumulative effect of changes in
   accounting principles                      --   (32,542)
                                        --------  --------
Net income (loss)                         28,126    (3,088)
Less preferred stock dividend
   requirements                              118       118
                                        --------  --------
Net income (loss) applicable to common
   stock                                 $28,008   $(3,206)
                                        ========  ========

Weighted average number of common
   shares outstanding in thousands        68,996    82,664
                                        ========  ========

Per common share:
Income before cumulative effect of
   changes in accounting principles     $    .41  $    .35
Cumulative effect of changes in
   accounting principles                      --      (.39)
                                        --------  --------
Net income (loss)                       $    .41  $   (.04)
                                        ========  ========

Cash dividends paid                     $  .2367  $  .2267
                                        ========  ========

See notes to the condensed consolidated statements.

                   BROWN-FORMAN CORPORATION
             CONDENSED CONSOLIDATED BALANCE SHEET
                   (Expressed in thousands)

                                       July 31,       April 30,
                                         1994           1994
                                     -----------      --------
                                     (Unaudited)
Assets
- - ------
Cash and cash equivalents           $   35,332     $   30,540
Accounts receivable, net               199,499        240,580
Inventories:
   Barreled whisky                     144,288        143,785
   Finished goods                      136,016        122,976
   Work in process                      54,819         59,984
   Raw materials and supplies           33,364         31,697
                                    ----------     ----------
          Total inventories            368,487        358,442
Other current assets                    24,380         20,344
                                    ----------     ----------
          Total current assets         627,698        649,906

Property, plant and equipment, net     244,338        245,978
Intangible assets, net                 274,031        276,358
Other assets                            66,590         61,607
                                    ----------     ----------
          Total assets              $1,212,657     $1,233,849
                                    ==========     ==========
Liabilities
- - -----------
Commercial paper                    $   40,618     $   54,229
Accounts payable and accrued expenses  180,648        216,175
Current portion of  long-term debt       4,867          4,867
Accrued taxes on income                 12,115          3,815
Deferred income taxes                    2,155          1,970
Dividends payable                       16,449             --
                                    ----------     ----------
          Total current liabilities    256,852        281,056

Long-term debt                         298,591        299,061
Deferred income taxes                  104,397        102,267
Postretirement benefits                 48,221         47,223
Other liabilities and deferred income   45,119         40,555
                                    ----------     ----------
          Total liabilities            753,180        770,162
Stockholders' Equity
Preferred stock                         11,779         11,779
Common stockholders' equity            447,698        451,908
                                    ----------     ----------
          Total stockholders' equity   459,477        463,687
                                    ----------     ----------
          Total liabilities and
            stockholders' equity    $1,212,657     $1,233,849
                                    ==========     ==========

Note: The balance sheet at April 30, 1994 has been taken from the audited financial statements at that date, and condensed.

See notes to the condensed consolidated statements.

                   BROWN-FORMAN CORPORATION
        CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited)
(Expressed in thousands; amounts in brackets are reductions of cash)

                                          Three Months Ended
                                               July 31,
                                           1994         1993
                                         -------      -------
Cash flows from operating activities:
  Net income (loss)                     $ 28,126     $ (3,088)
  Adjustments to reconcile net income to
    net cash provided by (used for)
    operations:
    Cumulative effect of changes in
      accounting principles                   --       32,542
    Depreciation                           8,905        8,710
    Amortization of intangible assets      2,225        2,200
    Deferred income taxes                  2,315          194
    Other                                  1,579          390
  Changes in assets and liabilities:
    Accounts receivable                   41,081       13,756
    Inventories                          (10,045)       4,621
    Other current assets                  (4,036)       1,999
    Accounts payable and accrued
      expenses                           (35,527)      (8,603)
    Accrued taxes on income                8,299        9,388
    Dividends payable                     16,449       18,855
                                        --------     --------
      Cash provided by operating
        activities                        59,371       80,964
                                        --------     --------
Cash flows from investing activities:
    Additions to property, plant,
    and equipment, net                    (7,265)      (4,780)
    Net sales (purchases) of short-term
      investments                             --          (19)
    Other                                   (335)        (761)
                                        --------     --------
       Cash used for investing activities (7,600)      (5,560)
                                        --------     --------
Cash flows from financing activities:
    Retirement of commercial paper       (13,611)          --
    Reduction of long-term debt             (470)        (623)
    Cash dividends paid                  (16,449)     (18,855)
    Cash dividends payable               (16,449)     (18,855)
                                        --------     --------
       Cash used for financing
         activities                      (46,979)     (38,333)
                                        --------     --------
Net increase in cash and cash equivalents  4,792       37,071

Cash and cash equivalents, beginning
    of period                             30,540       74,912
                                        --------     --------

Cash and cash equivalents, end of
    period                              $ 35,332     $111,983
                                        ========     ========

See notes to the condensed consolidated statements.

                   BROWN-FORMAN CORPORATION
        NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS
                          (Unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    -------------------------------------------
    The condensed consolidated statements have been prepared in accordance with the company's customary accounting practices as set forth in the company's 1994 annual report on Form 10-K and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of this information have been made.
    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the company's April 30, 1994 annual report on Form 10-K.

2.  ACCOUNTING CHANGES
    ------------------
    On May 1, 1993, the company adopted Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." In the third quarter of 1994, the company adopted Statement of Financial Accounting Standards No. 116, "Accounting for Contributions Received and Contributions Made," and restated the first quarter as if adoption had occurred May 1, 1993. Accordingly, the company recorded a liability for charitable contributions unconditionally pledged but not yet paid.
    The cumulative effect of these changes in accounting principles is as follows (in thousands):
                                      FAS Statement No.
                             -----------------------------------
                               106       112      116     Total
                             -------   ------   ------   -------
Pretax charge                $43,684   $2,817   $6,721   $53,222
Income taxes                  16,955    1,104    2,621    20,680
                             -------   ------   ------   -------
Net charge                   $26,729   $1,713   $4,100   $32,542
                             =======   ======   ======   =======
Net charge per common share  $   .32   $  .02   $  .05   $   .39
                             =======   ======   ======   =======

    On May 1, 1993, the company adopted Statement of Financial
Accounting Standards No. 109, "Accounting for Income Taxes."
The effect of adopting this standard was immaterial.

3.  INVENTORIES
    -----------
    The company uses the last-in, first-out method for determining the cost for substantially all inventories. If the last-in, first-out method had not been used, inventories would have been $72,398,000 and $71,626,000 higher than reported at July 31, 1994, and April 30, 1994, respectively.

4.  ENVIRONMENTAL
    -------------
    The company, along with other responsible parties, faces environmental claims resulting from the cleanup of several waste deposit sites. The company has accrued $2,700,000 to cover its portion of these cleanup costs. The company currently anticipates that all other costs of remediating these sites, estimated at $8,200,000, are expected to be paid by other responsible parties or insurance coverage. The company believes that any additional costs incurred by the company will not have a material adverse effect on the company's financial condition or results of operations.

5.  CONTINGENCIES
    -------------
    Various suits and claims (asserted and unasserted) arising in the ordinary course of business are pending or threatened against the company. These include product liability suits against the company that allege injury from the consumption of alcoholic beverages and suits that allege employment discrimination based on the plaintiffs' age. While some of these suits and claims seek significant financial recoveries from the company, based on a considered evaluation of all known and threatened litigation, and on the advice of counsel, management believes that the ultimate resolution of these matters will not have a material adverse effect on the company's financial position or results of operations.

Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

     The following Discussion and Analysis of Financial
Condition and Results of Operations should be read in conjunction with the company's April 30, 1994 annual report to stockholders. The results for the three months ended July 31, 1994 are not necessarily indicative of the operating results for the full year.

Results of Operations
- - ---------------------
First Quarter Fiscal 1995 Compared to First Quarter Fiscal 1994
- - ---------------------------------------------------------------
      A summary of operating performance follows (expressed in thousands, except percentage and per share amounts):

                                 THREE MONTHS ENDED
                                      JULY 31,          %
                                   1994       1993   CHANGE
                                --------   -------   ------
Net Sales
- - ---------
   Wines & Spirits              $266,029   $279,798    (4.9)
   Consumer Durables             112,744    104,518     7.9
   Other                              --      5,339
                                --------   --------
      Total                     $378,773   $389,655    (2.8)

Operating Income                $ 52,011   $ 48,377     7.5
- - ----------------
Net Income
- - ----------
   Income Before Cumulative
   Effect of Changes in
   Accounting Principles        $ 28,126   $ 29,454    (4.5)

   Cumulative Effect of
   Changes in Accounting
   Principles                         --    (32,542)
                                --------   --------

   Net Income (Loss)            $ 28,126   $ (3,088)

Earnings Per Share
- - ------------------
   Earnings Before Cumulative
   Effect of Changes in
   Accounting Principles        $   0.41   $   0.35    17.1

   Cumulative Effect of Changes
   in Accounting Principles           --      (0.39)
                                --------   --------

   Earnings (Loss) Per Share    $   0.41   $  (0.04)

Effective Tax Rate                 39.87%     35.15%
- - ------------------

   Sales of the company's wines and spirits segment declined 5% for the quarter, largely reflecting consumption trends in the U.S. market. The company's most important brand, Jack Daniel's Tennessee Whiskey, achieved worldwide depletion volume gains, however, sales of Brown-Forman's other major beverage brands generally declined from last year's level. Consumer durables sales increased 8% compared to last year. Strong Lenox sales were primarily attributable to successful new product introductions at Lenox China and Lenox Collections as well as an increase in same-store sales from its retail stores.

   Consolidated operating income increased 8%, boosted by improved results for the company's consumer durables business. The effect of sales declines in the wines and spirits segment was offset by lower advertising in the cocktails category.

   Interest costs associated with the company's January 1994 share repurchase lowered first quarter net income by $2.7 million. However, the repurchase had a positive effect on earnings per share, adding $.03 to first quarter results.

   The increase in the effective tax rate is due primarily to tax legislation signed into law August 10, 1993 and benefits in fiscal 1994 from an adjustment of prior years' tax accruals. The company continues to expect the full year effective tax rate in fiscal 1995 to be approximately 39%.

   Early projections of the second quarter indicate the company should have a strong earnings per share comparison to last year due primarily to the effect of the share repurchase and a more appropriate matching of expenses with revenues for the direct mail business.

Financial Condition at July 31, 1994 Compared to Financial
- - ----------------------------------------------------------
Condition at April 30, 1994
- - ---------------------------

   The company's cash flow activity in the first quarter ended July 31, 1994 continued to reflect a strong financial position. Cash provided by operating activities was down 27%. However, this was more than adequate to fund dividend payments, retire debt, and invest in property, plant, and equipment at a slightly higher level than last year. Total net working capital increased less than 1% from April 30, 1994 to $371 million.

                  PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
- - -------  -----------------
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

     On August 10, 1994, the U.S. District Court issued an order essentially affirming the decision of the magistrate judge but dismissing one additional plaintiff, leaving 74 remaining.

     The company is seeking an interlocutory appeal of the District Court's decision to the Eleventh Circuit Court of Appeals for a determination that the written releases executed by all plaintiffs are legally binding as a matter of law. If such a determination were made, all claims against the company would be dismissed.

     If the Eleventh Circuit Court of Appeals does not hear the appeal, the case as to the remaining 74 plaintiffs will proceed to trial. No trial date has been set.

Item 4.  Submission of Matters to a Vote of Security Holders
- - -------  ---------------------------------------------------
At the Annual Meeting of Stockholders of the company held July
28, 1994, the following matter was voted upon:

Election of Geo. Garvin Brown III, Owsley Brown II, W. L. Lyons Brown, Jr., Owsley Brown Frazier, Richard P. Mayer, Stephen E. O'Neil, John S. Speed, William M. Street, and James S. Welch to serve as directors until the next annual election of directors, or until a successor has been elected and qualified.

                           For          Withheld
Geo. Garvin Brown III   28,049,113       43,588
Owsley Brown II         28,049,113       43,588
W. L. Lyons Brown, Jr.  28,049,113       43,588
Owsley Brown Frazier    28,046,422       46,279
Richard P. Mayer        28,049,113       43,588
Stephen E. O'Neil       28,049,113       43,588
John S. Speed           28,048,321       44,380
William M. Street       28,049,113       43,588
James S. Welch          28,049,113       43,588

Item 6.  Exhibits and Reports on Form 8-K
- - -------  --------------------------------
(a)Exhibits:

    Exhibit
    Number        Exhibit
    -------       -------
     27           Financial Data Schedule

(b)Reports on Form 8-K:

   1.) There were no reports on Form 8-K filed during the quarter ended July 31, 1994.




                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 BROWN-FORMAN CORPORATION
                                        (Registrant)


Date:   September 9, 1994        By:   /s/ Owsley Brown II
                                       -------------------
                                       Owsley Brown II
                                       President and Chief
                                       Executive Officer


Date:   September 9, 1994        By:   /s/ Clifford G. Rompf, Jr.
                                       --------------------------
                                       Clifford G. Rompf, Jr.
                                       Senior Vice President
                                       (Principal Accounting Officer)