Form 10-Q
period 1994-10-31
BROWN FORMAN CORP
filed 1994-12-13
CIK 14693

United States Securities and Exchange Commission
                    Washington, D.C.  20549
                           Form 10-Q

                           ________


   QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 31, 1994

                   Commission File No. 1-123

                           _________

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

                          __________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   X     No
                          -----      ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: December 1, 1994

           Class A Common Stock (voting)      28,988,091
           Class B Common Stock (nonvoting)   40,008,147

                   PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   BROWN-FORMAN CORPORATION
          CONDENSED CONSOLIDATED STATEMENT OF INCOME
                          (Unaudited)
       (Expressed in thousands except per share amounts)

                          Three Months Ended     Six Months Ended
                            October 31,             October 31,
                          1994      1993          1994      1993
                        --------  --------      --------  --------
Net sales               $484,711  $465,725      $863,484  $855,380
Excise taxes              69,739    69,739       129,803   136,938
Cost of sales            180,718   165,398       307,943   293,181
                        --------  --------      --------  --------
Gross profit             234,254   230,588       425,738   425,261
Selling, general, and
 administrative expenses  98,438    95,539       190,770   188,306
Advertising expenses      48,547    58,874        95,688   112,403
                        --------  --------      --------  --------
Operating income          87,269    76,175       139,280   124,552
Gain on sale of
 business before
 income taxes                 --    30,077            --    30,077
Interest income              422     1,143           681     2,056
Interest expense           5,847     3,744        11,344     7,618
                        --------  --------      --------  --------
Income before income
 taxes and cumulative
 effect of accounting
 changes                  81,844   103,651       128,617   149,067
Taxes on income           32,794    41,136        51,441    57,098
                        --------  --------      --------  --------
 Income before
 cumulative effect of
 accounting changes       49,050    62,515        77,176    91,969
Cumulative effect of
 accounting changes           --        --            --    32,542
                        --------  --------      --------  --------
Net income                49,050    62,515        77,176    59,427
Less preferred stock
 dividend requirements       118       118           236       236
                        --------  --------      --------  --------
 Net income applicable
 to common stock        $ 48,932  $ 62,397      $ 76,940  $ 59,191
                        ========  ========      ========  ========


Weighted average number
 of common shares
 outstanding in thousands  68,996   82,664        68,996    82,664
Per common share:
 Income before
 cumulative effect of
 accounting changes       $   .71 $    .76      $   1.12  $   1.11
 Cumulative effect of
 accounting changes            --       --            --      (.39)
                          ------- --------      --------  --------
 Net income               $   .71 $    .76      $   1.12  $    .72
                          ======= ========      ========  ========
 Cash dividends paid      $ .2367 $  .2267      $  .4734  $  .4534
                          ======= ========      ========  ========

See notes to the condensed consolidated statements

                   BROWN-FORMAN CORPORATION
             CONDENSED CONSOLIDATED BALANCE SHEET
                   (Expressed in thousands)

                                     October 31,     April 30,
                                        1994           1994
                                        ----           ----
                                     (Unaudited)
Assets
- ------
Cash and cash equivalents           $   40,426     $   30,540
Accounts receivable, net               299,170        240,580
Inventories:
   Barreled whisky                     149,812        143,785
   Finished goods                      129,791        122,976
   Work in process                      73,775         59,984
   Raw materials and supplies           33,820         31,697
                                    ----------     ----------
          Total inventories            387,198        358,442
Other current assets                    32,434         20,344
                                    ----------     ----------
          Total current assets         759,228        649,906

Property, plant, and equipment, net    243,647        245,978
Intangible assets, net                 270,523        276,358
Other assets                            69,660         61,607
                                    ----------     ----------
          Total assets              $1,343,058     $1,233,849
                                    ==========     ==========
Liabilities
- -----------
Commercial paper                    $   89,833     $   54,229
Accounts payable and accrued expenses  231,823        216,175
Current portion of  long-term debt       5,414          4,867
Accrued taxes on income                  9,923          3,815
Deferred income taxes                    2,339          1,970
                                    ----------     ----------
          Total current liabilities    339,332        281,056

Long-term debt                         292,776        299,061
Deferred income taxes                  106,262        102,267
Postretirement benefits                 49,064         47,223
Other liabilities and deferred income   46,445         40,555
                                    ----------     ----------
          Total liabilities            833,879        770,162

Stockholders' Equity
- --------------------
Preferred stock                         11,779         11,779
Common stockholders' equity            497,400        451,908
                                    ----------     ----------
          Total stockholders' equity   509,179        463,687
                                    ----------     ----------
          Total liabilities and
            stockholders' equity    $1,343,058     $1,233,849
                                    ==========     ==========

Note: The balance sheet at April 30, 1994 has been taken from the audited financial statements at that date, and condensed.

See notes to the condensed consolidated statements.

                   BROWN-FORMAN CORPORATION
        CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited)
(Expressed in thousands; amounts in brackets are reductions of cash)

                                           Six Months Ended
                                              October 31,
                                           1994        1993
                                           ----        ----
Cash flows from operating activities:
  Net income                             $77,176      $59,427
  Adjustments to reconcile net income
   to net cash provided by (used for)
   operations:
     Cumulative effect of changes in
       accounting principles                  --       32,542
     Depreciation                         18,395       17,963
     Amortization of intangible assets     4,457        4,390
     Deferred income taxes                 4,364        5,060
     Gain on sale of business, net of
       income taxes                           --      (18,350)
     Other                                 3,116        1,642
  Changes in assets and liabilities:
    Accounts receivable                  (58,590)     (87,981)
    Inventories                          (28,756)      (5,669)
    Other current assets                 (12,090)        (769)
    Accounts payable and accrued expenses 15,648       46,695
    Accrued taxes on income                6,108       (9,514)
                                         -------     --------
      Cash provided by operating
       activities                         29,828       45,436
                                         -------     --------
Cash flows from investing activities:
    Proceeds from sale of business            --       31,837
    Additions to property, plant, and
    equipment, net                       (16,064)     (11,308)
    Net sales of short-term investments       --        3,005
    Other                                   (847)         964
                                         -------     --------
       Cash provided by (used for)
        investing activities             (16,911)      24,498
                                         -------     --------
Cash flows from financing activities:
    Commercial paper                      35,605           --
    Reduction of long-term debt           (5,738)      (6,620)
    Cash dividends paid                  (32,898)     (37,710)
                                         -------     --------
       Cash (used for) financing
        activities                        (3,031)     (44,330)
                                         -------     --------
Net increase in cash and cash equivalents  9,886       25,604

Cash and cash equivalents, beginning
 of period                                30,540       74,912
                                         -------     --------

Cash and cash equivalents,
 end of period                           $40,426     $100,516
                                         =======     ========

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
                     -----------------------------------
                       106       112      116     Total
                       ---       ---      ---     -----
Pretax charge        $43,684   $2,817   $6,721   $53,222
Income taxes          16,955    1,104    2,621    20,680
                     -------   ------   ------   -------
Net charge           $26,729   $1,713   $4,100   $32,542
                     =======   ======   ======   =======
Net charge per
common share         $   .32   $  .02   $  .05   $   .39
                     =======   ======   ======   =======

    On May 1, 1993, the company adopted Statement of Financial
Accounting Standards No. 109, "Accounting for Income Taxes."
The effect of adopting this standard was immaterial.

3.  SALE OF CREDIT CARD OPERATIONS
    ------------------------------
    On October 15, 1993, the company sold substantially all the assets of its credit card processing operations. The sale resulted in a pretax gain of approximately $30,077,000
($18,350,000 or $.22 per share after-tax).

4.  INVENTORIES
    -----------
    The company uses the last-in, first-out method for determining the cost for substantially all inventories. If the last-in, first-out method had not been used, inventories would have been $73,123,000 and $71,626,000 higher than reported at October 31, 1994, and April 30, 1994, respectively.

5.  INCOME TAXES
    ------------
    Taxes on income for the second quarter of fiscal 1994 include a $4,220,000 or $.05 per share charge resulting from an increase in the corporate income tax rate. Included in this amount is a charge of $3,580,000 or $.04 per share for the retroactive effect of a higher tax rate on earnings from January 1, 1993 to April 30, 1993, and a noncash charge to restate the deferred tax liability at the new corporate tax rate.

6.  ENVIRONMENTAL
    -------------
    The company, along with other responsible parties, faces environmental claims resulting from the cleanup of several waste deposit sites. The company currently anticipates that the total cost of remediating these sites is approximately $9,700,000. The company has accrued its estimated portion of these cleanup costs and expects other responsible parties and insurance coverage to cover the remaining costs. The company believes that any additional costs incurred by the company will not have a material adverse effect on the company's financial condition or results of operations.

7.  CONTINGENCIES
    -------------
    Various suits and claims (asserted and unasserted) arising in the ordinary course of business are pending or threatened against the company. These include product liability suits against the company that allege injury from the consumption of alcoholic beverages and suits that allege employment discrimination based on the plaintiffs' age. While some of these suits and claims seek significant financial recoveries from the company, based on a considered evaluation of all known and threatened litigation, and on the advice of counsel, management believes that the ultimate resolution of these matters will not have a material adverse effect on the company's reported financial position or results of operations.


Item 2.  Management's Discussion and Analysis of Financial
- -------  -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------
     The following Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the company's April 30, 1994 annual report to stockholders. The results for the six months ended October 31, 1994 are not necessarily indicative of the operating results for the full year.

Unusual Items
- -------------
     Net income for fiscal 1994 contains unusual income and expense items. Effective May 1, 1993, the company adopted Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," No. 112, "Employers' Accounting for Postemployment Benefits," and No. 116, "Accounting for Contributions Received and Contributions Made." The adoption of these standards resulted in a pretax charge totaling $53.2 million ($32.5 million or $.39 per share after-tax). The charge to net income from adopting these accounting standards was recorded as the cumulative effect of accounting changes. On October 15, 1993, the company sold substantially all the assets of its credit card processing operations. The sale resulted in a pretax gain of approximately $30,077,000 ($18,350,000 or $.22 per share after-tax). Taxes on income for the second quarter of fiscal 1994 include a $4,220,000 (or $.05 per share) charge resulting from an increase in the corporate income tax rate. Included in this amount is an unusual charge of $3,580,000 (or $.04 per share) for the retroactive effect of a higher tax rate on earnings from January 1, 1993 to April 30, 1993, and a noncash charge to restate the deferred tax liability at the new corporate tax rate.

Results of Operations
- ---------------------
Second Quarter Fiscal 1995 Compared to Second Quarter Fiscal 1994
- -----------------------------------------------------------------
      A summary of operating performance follows (expressed in thousands, except percentage and per share amounts):

                                 THREE MONTHS ENDED
                                     OCTOBER 31,        %
                                   1994       1993   CHANGE
                                   ----       ----   ------
Net Sales
- ---------
   Wines & Spirits              $317,664   $306,902     3.5
   Consumer Durables             167,047    154,109     8.4
   Other                              --      4,714      --
                                --------   --------
      Total                     $484,711   $465,725     4.1

Operating Income                $ 87,269   $ 76,175    14.6
- ----------------

Gain on Sale of Business              --   $ 30,077      --
- ------------------------

Net Income                      $ 49,050   $ 62,515   (21.5)
- ----------

Earnings Per Share              $   0.71   $   0.76    (6.6)
- ------------------

   Sales of the company's wines and spirits segment were up 4% for the quarter due to higher sales of Jack Daniel's and the company's premium wine brands. Sales of Brown-Forman's other major beverage brands were generally flat or lower than the same period last year. Consumer durables sales increased 8% compared to last year. Strong sales gains for Lenox China, higher same store sales at the company's retail operations and successful new products contributed to the increase in sales.

   Consolidated operating income increased 15%, attributable to improved profitability of the company's consumer durables business, as well as continued growth of Jack Daniel's
Tennessee Whiskey and lower advertising in the cocktails category.

   The adoption last year of a newly mandated accounting method for direct mail advertising also had a positive impact on second quarter results, adding about $.04 per share to earnings for the period. The accounting change should correspondingly reduce fourth quarter earnings, with virtually no effect on full year results. Interest costs associated with the company's January 1994 share repurchase lowered second quarter net income by about $3 million, however, the repurchase had a positive effect on earnings per share, adding a net benefit of $.09 to second quarter results.

   The effective tax rate, before unusual items, increased due to passage of the 1993 tax act which increased the statutory rate and reduced overseas tax benefits, and due to the improvement in consumer durable earnings, which bear relatively higher taxes. Additionally, in fiscal 1994, the effective tax rate benefited from a favorable adjustment of prior years' tax accruals.

   Earnings last year were $.76 per share.   Excluding the gain
of $.22 per share from the sale of a business and a charge of $.04 per share to account for changes in tax legislation affecting prior periods, earnings last year were $.58 per share.

Six Months Fiscal 1995 Compared to Six Months Fiscal 1994
- ---------------------------------------------------------
   A summary of operating performance follows (expressed in thousands, except percentage and per share amounts):

                                  SIX MONTHS ENDED
                                     OCTOBER 31,        %
                                   1994       1993   CHANGE
                                   ----       ----   ------
Net Sales
- ---------
   Wines & Spirits              $583,693   $586,700    (0.5)
   Consumer Durables             279,791    258,627     8.2
   Other                              --     10,053      --
                                --------   --------
      Total                     $863,484   $855,380     0.9

Operating Income                $139,280   $124,552    11.8
- ----------------

Gain on Sale of Business              --   $ 30,077     --
- ------------------------

Net Income
- ----------
   Income Before Cumulative
   Effect of Accounting
   Changes                      $ 77,176   $ 91,969   (16.1)

   Cumulative Effect of
    Accounting Changes                --    (32,542)     --
                                --------   --------

   Net Income                   $ 77,176   $ 59,427    29.9

                                   SIX MONTHS ENDED
                                     OCTOBER 31,        %
                                   1994       1993   CHANGE
                                   ----       ----   ------
Earnings Per Share
- ------------------
   Earnings Before Cumulative Effect
   of Accounting Changes        $    1.12  $   1.11     0.9

   Cumulative Effect of
   Accounting Changes                  --     (0.39)     --
                                ---------  --------

   Earnings Per Share           $    1.12  $   0.72    55.6

   Sales of the company's wines and spirits segment were down less than one percent for the first six months reflecting consumption trends in the U.S. market. While the company's most important brand, Jack Daniel's Tennessee Whiskey, achieved worldwide depletion volume gains and sales of premium wine brands increased, sales of other beverage brands generally declined from last year's level. Sales of consumer durables for the first six months were up 8% compared to last year. Double-digit sales gains for Lenox China, same store increases at the company's retail operations, and successful new product introductions all contributed to the sales increase.

   Consolidated operating income increased 12% due primarily to strong sales gains and operating efficiencies in the consumer durables business, and lower advertising expense in the cocktails category of the wines and spirits segment.

   Interest costs associated with the company's January 1994 share repurchase lowered first half net income by about $6 million, however, the repurchase had a positive effect on earnings per share, adding $.12 to first half results.

   The effective tax rate, before unusual items, for the first six months increased due to passage of the 1993 tax act which increased the statutory rate and reduced overseas tax benefits, and the improvement in consumer durable earnings, which bear relatively higher taxes. Additionally, in fiscal 1994, the effective tax rate benefited from a favorable adjustment of prior years' tax accruals. The company expects the full year effective tax rate in fiscal 1995 to be approximately 39% to 40%.

   Earnings last year were $.72 per share. Excluding the charge of $.39 per share for adoption of new accounting standards, the gain of $.22 per share from the sale of a business, and a charge of $.04 per share to account for changes in tax legislation affecting prior periods, earnings were $.93 per share.

   The company expects any further growth in earnings per share in the second half to be very modest due to the higher effective tax rate, the reduction in fourth quarter earnings due to the accounting change in direct mail advertising, and overseas investments in the company's beverage business. For the past four quarters, the company's main business experienced positive operating trends which are expected to continue. For the full fiscal year, the company expects to experience good growth in earnings per share, and current trends in operating income indicate a solid basis for additional growth in the future.

Financial Condition at October 31, 1994 Compared to Financial
- -------------------------------------------------------------
Condition at April 30, 1994
- ---------------------------
   The company's cash flow activity in the first half ended October 31, 1994 continued to reflect strength and flexibility. Cash from operating activities together with short-term commercial paper borrowings provided more than adequate cash to fund dividends, long-term debt payments, and normal investments in property, plant, and equipment. These investments were at a slightly higher level than last year. Cash provided by operating activities of $30 million was $15 million or 34% lower than last year due primarily to increased inventory in the wines and spirits segment.

Dividends
- ---------
   The Board of Directors increased the quarterly cash dividend 4.8% from 23.67 cents to 24.80 cents per share on Class A and Class B common stock payable January 1, 1995. As a result, the indicated annual cash dividend per share rose from 94.68 cents to 99.20 cents.

Environmental
- -------------
   The company, along with other responsible parties, faces environmental claims resulting from the cleanup of several waste deposit sites. The company currently anticipates that the total cost of remediating these sites is approximately $9,700,000. The company has accrued its estimated portion of these cleanup costs and expects other responsible parties and insurance coverage to cover the remaining costs. The company believes that any additional costs incurred by the company will not have a material adverse effect on the company's financial condition or results of operations.

                  PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
- -------  -----------------
Adams, et al. v. Brown-Forman Corporation (U.S. District Court,
Middle District of Florida, Tampa Division):

     As previously reported, Brown-Forman Corporation terminated approximately 220 employees in a November 1986 reorganization. All terminated employees received special compensation packages and signed complete releases waiving any legal rights against the company they might have as a result of their termination. Nonetheless, the company was named as a defendant in four related lawsuits, filed in 1988 and 1989, alleging violation of the Age Discrimination in Employment Act (the "ADEA") related to this termination process.

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

     On June 17, 1992, the Eleventh Circuit Court of Appeals reversed a decision of the trial court and ruled in the company's favor that "knowing and voluntary" written releases are valid, even when plaintiffs are making ADEA claims. The company filed a motion for summary judgment on the release and other issues. By order issued August 10, 1994, the District Court accepted a prior report and recommendation of a U.S. Magistrate that the releases were valid and binding as to 11 of the plaintiffs and that their cases should be dismissed. The District Court found there were "genuine issues of material fact" on the release and other issues with respect to the remaining 74 plaintiffs, and denied the motion for summary judgment as to them.

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

Item 6.  Exhibits and Reports on Form 8-K
- -------  --------------------------------
(a)Exhibits:

   Exhibit
   Number         Exhibit
   ------         -------
     27           Financial Data Schedule

(b)Reports on Form 8-K:

   1.) There were no reports on Form 8-K filed during the quarter ended October 31, 1994.



                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 BROWN-FORMAN CORPORATION
                                        (Registrant)

                                    /s/ Owsley Brown II
Date:   December 12, 1994        By:____________________
                                    Owsley Brown II
                                    President and Chief
                                    Executive Officer


                                    /s/ Clifford G. Rompf, Jr.
Date:   December 12, 1994        By:____________________
                                    Clifford G. Rompf, Jr.
                                    Senior Vice President
                                    (Principal Accounting Officer)