Form 10-Q
period 1995-01-31
BROWN FORMAN CORP
filed 1995-03-16
CIK 14693

United States Securities and Exchange Commission
                    Washington, D.C.  20549
                           Form 10-Q

                           ---------


   QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended January 31, 1995

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

                           ---------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   X     No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: March 1, 1995

           Class A Common Stock (voting)     28,988,091
           Class B Common Stock (nonvoting)  40,008,147

                PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   BROWN-FORMAN CORPORATION
          CONDENSED CONSOLIDATED STATEMENT OF INCOME
                          (Unaudited)
       (Expressed in thousands except per share amounts)

                        Three Months Ended     Nine Months Ended
                           January 31,           January 31,
                         1995     1994        1995        1994
                         ----     ----        ----        ----
Net sales             $443,696  $413,312   $1,307,180  $1,268,692
Excise taxes            67,759    64,769      197,562     201,707
Cost of sales          152,212   145,021      460,155     438,202
                      --------  --------   ----------  ----------
Gross profit           223,725   203,522      649,463     628,783
Selling, general, and
  administrative
  expenses             106,383    89,403      297,153     277,709

Advertising expenses    49,203    51,793      144,891     164,196
                      --------   -------   ----------  ----------
Operating income        68,139    62,326      207,419     186,878
Gain on sale of
  business before
  income taxes              --        --           --      30,077
Interest income            497     1,276        1,178       3,332
Interest expense         5,758     3,675       17,102      11,293
                       -------   -------    ---------   ---------
  Income before income
  taxes and cumulative
  effect of accounting
  changes               62,878    59,927      191,495     208,994
Taxes on income         25,186    21,154       76,627      78,252
                       --------  -------    ---------   ---------
  Income before
  cumulative effect of
  accounting changes     37,692   38,773       114,868   130,742
Cumulative effect of
  accounting changes         --       --            --   (32,542)
                        -------  -------    ----------  --------
  Net income             37,692   38,773       114,868    98,200
Less preferred stock
  dividend requirements     118      118           353       353
                        -------  -------    ----------  --------
  Net income applicable
  to common stock       $37,574  $38,655    $  114,515  $ 97,847
                        =======  =======    ==========  ========

Weighted average
  number of common
  shares outstanding
  in thousands           68,996   79,990        68,996    81,773
Per common share:
  Income before
  cumulative effect of
  accounting changes    $   .54  $   .48      $   1.66   $ 1 .59
  Cumulative effect of
  accounting changes         --       --            --      (.39)
                        -------  -------      --------   -------
  Net income            $   .54  $   .48      $   1.66   $  1.20
                        =======  =======      ========   =======
Cash dividends paid     $ .2480  $ .2367      $  .7214   $ .6901
                        =======  =======      ========   =======

See notes to the condensed consolidated statements.

                   BROWN-FORMAN CORPORATION
             CONDENSED CONSOLIDATED BALANCE SHEET
                   (Expressed in thousands)

                                      January 31,    April 30,
                                         1995           1994
                                         ----           ----
                                      (Unaudited)
Assets
  Cash and cash equivalents          $    49,443    $    30,540
  Accounts receivable, net               185,390        240,580
  Inventories:
     Barreled whisky                     153,727        143,785
     Finished goods                      127,580        122,976
     Work in process                      69,347         59,984
     Raw materials and supplies           32,983         31,697
                                      ----------     ----------
          Total inventories              383,637        358,442
  Other current assets                    21,515         20,344
                                      ----------     ----------
          Total current assets           639,985        649,906

  Property, plant and equipment, net     240,820        245,978
  Intangible assets, net                 268,303        276,358
  Other assets                            76,245         61,607
                                      ----------     ----------
          Total assets                $1,225,353     $1,233,849
                                      ==========     ==========
Liabilities
  Commercial paper                            --     $   54,229
  Accounts payable and accrued
      expenses                        $  186,159        216,175
  Dividends payable                       17,229             --
  Current portion of long-term debt        5,614          4,867
  Accrued taxes on income                     --          3,815
  Deferred income taxes                    2,523          1,970
                                      ----------     ----------
          Total current liabilities      211,525        281,056

  Long-term debt                         286,772        299,061
  Deferred income taxes                  119,012        102,267
  Postretirement benefits                 49,926         47,223
  Other liabilities and deferred income   45,615         40,555
                                      ----------     ----------
          Total liabilities              712,850        770,162
Stockholders' Equity
  Preferred stock                         11,779         11,779
  Common stockholders' equity            500,724        451,908
                                      ----------     ----------
          Total stockholders' equity     512,503        463,687
                                      ----------     ----------
          Total liabilities and
          stockholders' equity        $1,225,353     $1,233,849
                                      ==========     ==========

  Note: The balance sheet at April 30, 1994 has been taken from the audited financial statements at that date, and condensed.

  See notes to the condensed consolidated statements.

                   BROWN-FORMAN CORPORATION
        CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited)
(Expressed in thousands; amounts in brackets are reductions of cash)

                                              Nine Months Ended
                                                  January 31,
                                             1995         1994
                                             ----         ----
Cash flows from operating activities:
  Net income                               $114,868    $  98,200
  Adjustments to reconcile net income
  to net cash provided by (used for)
  operations:
    Cumulative effect of changes in accounting
      principles                                 --       32,542
    Depreciation                             28,438       27,174
    Amortization of intangible assets         6,676        7,176
    Deferred income taxes                    17,298        4,646
    Gain on sale of business, net of
      income taxes                               --      (18,350)
    Other                                    (3,070)       1,521
  Changes in assets and liabilities:
    Accounts receivable                      55,190       22,420
    Inventories                             (25,195)       2,389
    Other current assets                     (1,171)       2,956
    Accounts payable and accrued expenses   (30,016)      19,035
    Accrued taxes on income                  (3,815)     (12,267)
    Dividends payable                        17,229           --
                                           --------     --------
      Cash provided by operating activities 176,432      187,442
                                           --------     --------
Cash flows from investing activities:
    Proceeds from sale of business               --       31,837
    Additions to property, plant, and
    equipment, net                          (23,280)     (17,993)
    Net sales (purchases) of short-term
      investments                                --       (6,997)
    Other                                    (1,123)      (2,120)
                                           --------     --------
       Cash provided by (used for) investing
       activities                           (24,403)       4,727
                                           --------     --------
Cash flows from financing activities:
    Short-term borrowings, net              (54,229)     272,507
    Reduction of long-term debt             (11,541)      (6,740)
    Acquisition of treasury stock                --     (407,660)
    Cash dividends paid                     (50,127)     (57,392)
    Cash dividends payable                  (17,229)          --
                                           --------     --------
       Cash used for financing activities  (133,126)    (199,285)
                                           --------     --------
Net increase (decrease) in cash and cash
    equivalents                              18,903       (7,116)

Cash and cash equivalents, beginning of
    period                                   30,540       74,912
                                           --------     --------
Cash and cash equivalents, end of period   $ 49,443     $ 67,796
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

                                       FAS Statement No.
                             -----------------------------------
                               106       112      116     Total
                               ---       ---      ---     -----
Pretax charge                $43,684   $2,817   $6,721   $53,222
Income taxes                  16,955    1,104    2,621    20,680
                             -------   ------   ------   -------
Net charge                   $26,729   $1,713   $4,100   $32,542
                             -------   ------   ------   -------
Net charge per common share  $   .32   $  .02   $  .05   $   .39
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

4.  INVENTORIES
    -----------
        The company uses the last-in, first-out method for determining the cost for substantially all inventories. If the last-in, first-out method had not been used, inventories would have been $73,423,000 and $71,626,000 higher than reported at January 31, 1995, and April 30, 1994, respectively.

5.  INCOME TAXES
    ------------
    Taxes on income for the nine months ended January 31, 1994 include a charge of $3,580,000 ($.04 per share) for the retroactive effect of a higher tax rate on earnings from January 1, 1993 to April 30, 1993, and a noncash charge to restate the deferred tax liability at the new corporate tax rate.

6.  ENVIRONMENTAL
    -------------
    The company, along with other responsible parties, faces environmental claims resulting from the cleanup of several waste deposit sites. The company currently anticipates that the total cost of remediating these sites is approximately $9,600,000. The company has accrued its estimated portion of these cleanup costs and expects other responsible parties and insurance coverage to cover the remaining costs. The company believes that any additional costs incurred by the company will not have a material adverse effect on the company's financial condition or results of operations.

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

Item 2.  Management's Discussion and Analysis of Financial
- ------   -------------------------------------------------
Condition and Results of Operations
- -----------------------------------
     The following Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the company's April 30, 1994 annual report to stockholders. The results for the nine months ended January 31, 1995 are not necessarily indicative of the operating results for the full year.

Unusual Items
- -------------
     Net income for fiscal 1994 contains unusual income and expense items. Effective May 1, 1993, the company adopted Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other
Than Pensions," No. 112, "Employers' Accounting for Postemployment Benefits," and No. 116, "Accounting for Contributions Received and Contributions Made." The adoption of these standards resulted in a pretax charge totaling $53,222,000 ($32,542,000 or $.39 per share after-tax). The charge to net income from adopting these accounting standards was recorded as the cumulative effect of accounting changes. On October 15, 1993, the company sold substantially all the assets of its credit card processing operations. The sale resulted in a pretax gain of approximately $30,077,000 ($18,350,000 or $.22 per share after-tax). Taxes on income for the nine months ended January 31, 1994 include an unusual charge of $3,580,000 (or $.04 per share) for the retroactive effect of a higher tax rate on earnings from January 1, 1993 to April 30, 1993, and a noncash charge to restate the deferred tax liability at the new corporate tax rate.

Results of Operations
- ---------------------
Third Quarter Fiscal 1995 Compared to Third Quarter Fiscal 1994
- ---------------------------------------------------------------
      A summary of operating performance follows (expressed in thousands, except percentage and per share amounts):
                                 THREE MONTHS ENDED
                                      JANUARY 31,       %
                                   1995       1994   CHANGE
                                   ----       ----   ------
Net Sales
- ---------
   Wines & Spirits              $306,061   $283,632     7.9
   Consumer Durables             137,635    129,680     6.1
                                --------   --------
      Total                     $443,696   $413,312     7.4

Operating Income                $ 68,139   $ 62,326     9.3
- ----------------

Net Income                      $ 37,692   $ 38,773    (2.8)
- ----------

Earnings Per Share              $   0.54   $   0.48    12.5
- -----------------

   Sales of the company's wines and spirits segment were up 8% in the quarter due principally to higher sales of Jack Daniel's Tennessee Whiskey. Sales of Brown-Forman's other major spirit brands were generally flat or lower than those for the same period last year, while the company's wine sales increased. Consumer durables sales increased 6% compared to last year. Strong demand for Lenox tabletop and collectible products contributed to the increase in sales.

   Consolidated operating income increased 9%, attributable to higher sales volume and operating efficiencies in the company's consumer durables business, and continued growth of Jack Daniel's Tennessee Whiskey. Partially offsetting these gains were higher selling, general, and administrative expenses in the company's wines and spirits segment due principally to increased marketing and promotional costs and investments in the company's overseas beverage business.

   Interest expense associated with the company's January 1994 share repurchase was approximately $5 million higher than the same period last year. As a result of fewer shares outstanding, the repurchase had a positive effect on earnings per share, adding a net benefit of $.03 to third quarter results.

   The effective tax rate for the quarter increased due to a reduction of overseas tax benefits incorporated within the 1993 tax act and benefits realized last year due to an adjustment of prior years' tax accruals. In addition, the overall corporate tax rate increased as a result of the improvement in consumer durable earnings, which bear relatively higher taxes.

Nine Months Fiscal 1995 Compared to Nine Months Fiscal 1994
- -----------------------------------------------------------
   A summary of operating performance follows (expressed in thousands, except percentage and per share amounts):

                                 NINE MONTHS ENDED
                                    JANUARY 31,         %
                                  1995       1994    CHANGE
                                  ----       ----    ------
Net Sales
- ---------
   Wines & Spirits            $  889,754   $  870,332     2.2
   Consumer Durables             417,426      388,307     7.5
   Other                              --       10,053      --
                              ----------   ----------
      Total                   $1,307,180   $1,268,692     3.0

Operating Income              $  207,419   $  186,878    11.0
- ----------------

Gain on Sale of Business      $       --   $   30,077      --
- ------------------------

Net Income
- ----------
   Income Before Cumulative
   Effect of Changes in
   Accounting Principles      $  114,868   $  130,742   (12.1)

   Cumulative Effect of
   Changes in Accounting
   Principles                         --      (32,542)     --
                              ----------   ----------

   Net Income                 $  114,868   $   98,200    17.0

                                 NINE MONTHS ENDED
                                   JANUARY 31,          %
                                  1995       1994    CHANGE
                                  ----       ----    ------
Earnings Per Share
- ------------------
   Earnings Before Cumulative
   Effect of Changes in
   Accounting Principles          $1.66      $1.59      4.4

   Cumulative Effect of Changes
   in Accounting Principles          --      (0.39)      --
                                  -----      -----

   Earnings Per Share             $1.66      $1.20     38.3

   Adjustments for Unusual Items
   -----------------------------
   Gain on Sale of Business          --       (.22)      --
   Cumulative Effect of Accounting
     Changes                         --        .39       --
   Higher Tax Legislation            --        .04       --
                                  -----      -----

   Adjusted Earnings Per Share    $1.66      $1.41     17.7

   Sales of the company's wines and spirits segment were up two percent for the nine months ending January 31, led by the company's most important brand, Jack Daniel's Tennessee Whiskey. While sales of the company's premium wine brands increased, sales of other beverage brands generally declined from last year's level. Sales of consumer durables for the first nine months of the year were up 7% compared to last year. Successful new product introductions for Lenox China and Collections and increased same-store sales at the company's retail stores contributed to the increase over last year.

   Consolidated operating income increased 11% due primarily to strong sales volume gains and operating efficiencies in the consumer durables business. In addition, lower advertising expense in the cocktails category of the wines and spirits segment and the adoption last year of a revised accounting method for direct mail advertising had a positive effect on results for the period. These gains were partially offset by higher selling, general, and administrative expenses in the wines and spirits segment resulting principally from increased marketing and promotional costs and investments in the company's overseas beverage business.

   Interest costs associated with the company's January 1994 share repurchase lowered net income by about $9 million compared to the same period last year. As a result of fewer shares outstanding, the repurchase had a positive effect on earnings per share, adding $.15 to results for the first nine months.

   The effective tax rate, before unusual items, for the first nine months increased due to a reduction of overseas tax benefits incorporated within the 1993 tax act and benefits realized last year due to an adjustment of prior years' tax accruals. In addition, the overall corporate tax rate increased as a result of the improvement in consumer durable earnings, which bear relatively higher taxes. The company expects the full year effective tax rate in fiscal 1995 to be approximately 40%.

   The positive effect from the revised accounting method for direct mail advertising previously mentioned will correspondingly reduce fourth quarter ($.04 per share), having no effect on full year results. As a result of this accounting change, as well as a higher effective tax rate and investments in the company's overseas beverage business, fourth quarter earnings per share are not expected to match the $.52 the company earned during the fourth quarter last year before unusual items. The company expects to experience good growth in earnings per share in fiscal 1995, and current trends in operating income indicate a solid basis for additional growth in the future.

Financial Condition at January 31, 1995 Compared to Financial
- -------------------------------------------------------------
Condition at April 30, 1994
- ---------------------------
   The company's cash flow activity for the nine months ended January 31, 1995, continued to reflect strength and flexibility. Cash from operating activities provided more than adequate cash to fund dividends, short and long-term debt payments, and investments in property, plant, and equipment, at a slightly higher level than last year. Cash provided by operating activities of $176 million was $11 million or 6% lower than last year. The company continues to expect sharply reducing debt levels over the next several years as borrowings for the January 1994 share repurchase are repaid.

Dividends
- ---------
   On January 26, 1995, a regular quarterly cash dividend of $.2480 per share on Common Stock and $.10 per share on the Preferred Stock was declared by the company's Board of Directors. Stockholders of record on March 9, 1995, will receive the cash dividend on April 1, 1995. Including this action, total cash dividends paid per common share in fiscal 1995 will be $.9694, a 5% increase over last year.

Environmental
- -------------
   The company, along with other responsible parties, faces environmental claims resulting from the cleanup of several waste deposit sites. The company currently anticipates that the total cost of remediating these sites is approximately $9,600,000. The company has accrued its estimated portion of these cleanup costs and expects other responsible parties and insurance coverage to cover the remaining costs. The company believes that any additional costs incurred by the company will not have a material adverse effect on the company's financial condition or results of operations.

                  PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
- ------   -----------------
Adams, et al. v. Brown-Forman Corporation (U.S. District Court,
Middle District of Florida, Tampa Division):

     As previously reported, Brown-Forman Corporation is a defendant in a number of cases, consolidated for trial in federal district court in Tampa, Florida, alleging age discrimination as a result of the termination of employees as part of a 1986 company reorganization. Brown-Forman has defended the claims on the grounds that it did not engage in age discrimination and that the plaintiffs have waived any legal claims that they may have against the company. (Each terminated employee received a compensation package at the time of their termination and, in return, executed a written release of all legal claims against the company.)

     There are presently 74 plaintiffs in the case, including both plaintiffs represented privately and plaintiffs represented by the U.S. Equal Employment Opportunity
Commission.

     The trial judge has indicated that the case will be called for trial in July 1995.

     An expert witness hired by the plaintiffs has estimated damages against the company to be a total of $105 million, a figure which the company and its legal counsel consider to exceed by far any liability to which the company might be exposed.

     While it continues to contest the case vigorously, in recognition of the legal expenses and risks involved, the company has entered into settlement discussions with the plaintiffs. There is a reasonable likelihood that the case will be settled without a trial. Such a settlement, if achieved, would not have a material adverse effect on the company's financial position or results of operations.

Brune v. Brown-Forman Corporation (214th District Court, Neuces
County, Texas):

     As previously reported, Brown-Forman was sued by the estate of Marie Brinkmeyer, an 18 year old college student who died after consuming massive quantities of beverage alcohol, including Pepe Lopez Tequila (a Brown-Forman product). The plaintiff alleged that Brown-Forman was responsible for Marie's death because it had a legal duty to warn consumers of the risks associated with the massive over consumption of beverage alcohol. In 1992 a jury in Corpus Christi, Texas, found Brown-Forman to be 35% at fault and Marie Brinkmeyer to be 65% for her death. The jury rendered a verdict against Brown-Forman of $535,000 plus interest.

     Brown-Forman appealed to the Texas Court of Appeals, which on December 29, 1994, reversed the jury's verdict and rendered judgment in favor of Brown-Forman. The Texas Court of Appeals held that Brown-Forman had no legal duty to warn consumers of the risk of death from over consumption and dismissed the case against the company.

     The plaintiff sought a rehearing before the Texas Court of Appeals, but on February 2, 1995, that request was denied.

     On March 6, 1995, the plaintiff filed an appeal with the Texas Supreme Court. It is discretionary with the Texas
Supreme Court whether to entertain such an appeal.

Item 6.  Exhibits and Reports on Form 8-K
- ------   --------------------------------
(a)Exhibits:

    Exhibit
   Number         Exhibit
     27           Financial Data Schedule

(b)Reports on Form 8-K:

   1.) There were no reports on Form 8-K filed during the quarter ended January 31, 1995.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 BROWN-FORMAN CORPORATION
                                        (Registrant)



Date:   March 15, 1995           By: /s/ Steven B. Ratoff
                                    ----------------------------
                                    Steven B. Ratoff
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (On behalf of the Registrant and
                                    as Principle Financial Officer)