Form 10-K
period 1995-04-30
BROWN FORMAN CORP
filed 1995-07-18
CIK 14693

                United States Securities and Exchange Commission
                            Washington, D.C.  20549
                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended April 30, 1995
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value, at April 30, 1995, of the voting stock held by nonaffiliates of the registrant was $224,608,000.

The number of shares outstanding for each of the registrant's classes of Common Stock on May 25, 1995 was:
                  Class A Common Stock (voting)     28,988,091
                  Class B Common Stock (nonvoting)  40,008,147

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------
Portions of the Registrant's 1995 Annual Report to Stockholders are incorporated by reference into Parts I, II, and IV of this report. Portions of the Proxy Statement of Registrant, dated July 3, 1995, for use in connection with the Annual Meeting of Stockholders to be held July 27, 1995 are incorporated by reference into Parts III and IV of this report.

                                     PART I
Item 1.  Business
(a) General development of business:

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

(b) Financial information about industry segments:

Information regarding net sales, operating income, and total assets of each of the company's business segments is in Note 11 of Notes to Consolidated Financial Statements on page 37 of the company's 1995 Annual Report to Stockholders, which information is incorporated herein by reference in response to Item 8.

(c) Narrative description of business:

The following is a description of the company's operations.

Wines and Spirits Segment

Wines and Spirits operations include manufacturing, bottling, importing, exporting, and marketing a wide variety of alcoholic beverage brands. This Segment also manufactures and markets new and used oak barrels, plastic closures, and plastic bottles.

Brands are grouped into three categories: North American Spirits, Imported and Specialty Items, and Wines.

North American Spirits consists of the following brands:

                             Jack Daniel's Tennessee Whiskey
                             Canadian Mist Canadian Whisky
                             Jack Daniel's Country Cocktails
                             Southern Comfort
                             Early Times Old Style Kentucky Whisky
                             Old Forester Kentucky Straight Bourbon Whisky Gentlemen Jack Rare Tennessee Whiskey
                             Korbel California Brandies **
                             Pepe Lopez Tequila

Statistics based on case sales, published annually by a leading trade publication, rank Jack Daniel's as the largest selling Tennessee whiskey in the United States, Canadian Mist as the largest selling Canadian whisky in the United States, and Southern Comfort as the largest selling domestic proprietary liqueur in the United States.

Imported and Specialty Items consists of the following brands:

                             Bushmills Irish Whiskies*
                             Black Bush Special Irish Whiskey*
                             Glenmorangie Single Highland Malt Scotch Whisky* Usher's Scotch Whisky*
                             Tropical Freezes

Wines consists of the following brands:

                             Fetzer Vineyards California Wines
                             Korbel California Champagnes**
                             Korbel California Wines*
                             Bolla Italian Wines*
                             Jekel Vineyards California Wines
                             Bel Arbor California Wines
                             Fontana Candida Italian Wines*
                             Brolio Italian Wines*
                             Carmen Vineyards Chilean Wines*
                             Fontanafredda Italian Wines*
                             Armstrong Ridge California Champagne*
                             Noilly Prat Vermouths*

* Brands marketed by Brown-Forman in the U.S. and other select markets by agency agreements.
** Brands marketed by Brown-Forman worldwide by agency agreement.

A leading industry trade publication reported Korbel California Champagnes as the largest selling premium champagne in the United States. This trade publication also reported that, among numerous imported wines, Bolla Italian Wine is the leading premium imported table wine in the United States. Fetzer was ranked seventeenth among all table wines.

Brown-Forman believes that statistics used to rank these products are reasonably accurate.

Brown-Forman's strategy with respect to the Wines and Spirits Segment is to market high quality products that satisfy consumer preferences and support them with extensive international, national, and regional marketing programs. These programs are intended to extend consumer brand recognition and brand loyalty.

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

Consumer Durables Segment

The Consumer Durables Segment includes the manufacturing and/or marketing of the following:

                             Fine China Dinnerware
                             Contemporary Dinnerware
                             Crystal Stemware
                             Crystal Barware
                             China and Crystal Giftware
                             China and Crystal Lamps
                             Collectibles and Jewelry
                             Sterling Silver, Pewter and Silver-Plated
                               Giftware
                             Sterling Silver and Stainless Steel Flatware
                             Fine Table Linens
                             Luggage
                             Business Cases and Folios
                             Personal Leather Accessories

All of the products of the Segment are sold by segment-employed sales representatives under various compensation arrangements, and where appropriate to the class of trade, by specialized independent commissioned sales representatives.

The Segment's products are marketed domestically through authorized retail stores consisting of department stores and specialty and jewelry shops and through retail stores operated by the Segment. Products are also distributed domestically through the institutional, incentive, premium, business gift and military exchange classes of trade, and internationally through authorized retailers and/or distributors in selected foreign markets. Specially created collectible products are distributed both domestically and in selected foreign markets through the Segment's direct response/mail-order division.

Fine china and crystal products are marketed under both the Lenox and Gorham trademarks. Contemporary dinnerware, glassware and flatware products are marketed under the Dansk trademark. Sterling silver flatware and giftware and stainless steel flatware products are marketed under both the Gorham and Kirk Stieff trademarks. Kirk Stieff also markets pewter and silver-plated giftware. Luggage, business cases, and personal accessories are marketed under the Hartmann, Wings and Crouch & Fitzgerald trademarks. The direct response/mail-order sales in the United States of specially designed collectibles are marketed under the Lenox, Princeton Gallery and Gorham trademarks while such sales abroad are marketed primarily under the Brooks & Bentley trademark.

The Lenox, Dansk, Gorham, and Hartmann brand names hold significant positions in their industries. The Segment has granted to a producer of high quality table linens a license for use of the Lenox trademarks on selective fine table linens, subject to the terms of a licensing agreement.

The Segment believes that it is the largest domestic manufacturer and marketer of fine china dinnerware, fine crystal stemware, and pewter giftware, and the only significant domestic manufacturer of fine quality china giftware. The Segment is also a leading manufacturer and distributor of fine quality luggage, business cases, and personal leather accessories. The Segment competes with a number of other companies and is subject to intense foreign competition in the marketing of its fine china and contemporary dinnerware, crystal stemware and giftware, and luggage products.

In the Segment's china and crystal businesses, competition is based primarily on quality, design, brand, style, product appeal, consumer satisfaction, and price. In its luggage, business case and personal leather accessories business, competition is based primarily on brand awareness, quality, design, style, and price. In its direct response/mail-order business, the most important competitive factors are the brand, product appeal, design, sales/marketing program, service, and price of the products. In its sterling silver, silver-plated, and stainless steel business, competition is based primarily on price, with quality, design, brand, style, product appeal, and consumer satisfaction also being factors. In its pewter business, competition is based primarily on quality, design, brand, and delivery, with price being a less significant factor.

Clay is the principal raw material used to manufacture china products and silica is the principal raw material used to manufacture crystal products. Leather and nylon fabric are the principal raw materials used to manufacture luggage and business cases. Fine silver is the principal raw material used to manufacture sterling silver giftware and flatware products, and tin is the principal raw material used to manufacture pewter products. It is anticipated that raw materials used by the Segment will be in adequate supply. The acquisition price of fine silver and tin is, however, influenced significantly by world-wide economic events and commodity trading.

Sales of certain Segment products are traditionally greater in the second quarter of the fiscal year, primarily because of seasonal holiday buying.

Other Segment

This segment was discontinued effective November 1, 1993.

Other Information

As of April 30, 1995, the company employs approximately 7,300 persons, including 900 employed on a part-time basis.

The company is an equal opportunity employer and recruits and places employees without regard to race, color, national origin, sex, age, religion, disability, or veteran status.

The company believes its employee relations are good.

For information on the effects of compliance with federal, state, and local environmental regulations, refer to Note 13, "Environmental," on page 37 of the company's 1995 Annual Report to Stockholders, which information is incorporated herein by reference in response to Item 8.

Item 2.  Properties
- -------  ----------

The corporate offices consist of office buildings, including renovated historic structures, all located in Louisville, Kentucky.

Significant properties by business segments are as follows:

Wines and Spirits Segment
- -------------------------

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

Leased facilities:
  .  Production and bottling facility in Dublin, Ireland
  . Wine production, warehousing and bottling facility in Mendocino County, California
  .  Vineyards in Monterey County, California

The company believes that the productive capacities of the Wines and Spirits Segment are adequate for the business, and such facilities are maintained in a good state of repair.

Consumer Durables Segment
- -------------------------

The facilities of the Consumer Durables Segment are shown below. The owned facilities are held in fee simple.

Owned facilities:
 .    Office facilities:
       -  Lenox corporate - Lawrenceville, New Jersey
       -  Headquarters for Lenox Direct Response/Mail-Order
                Division - Langhorne, Pennsylvania

 .    Production and office facilities:
       - Lenox - Pomona, New Jersey (includes retail store); Oxford, North Carolina;
                Kinston, North Carolina; and Mt. Pleasant, Pennsylvania (includes retail store)
       -  Gorham - Smithfield, Rhode Island
       -  Hartmann - Lebanon, Tennessee (includes retail store)

 .    Warehousing facilities:
       -  Lenox/Dansk/Gorham  -  Williamsport, Maryland

Leased facilities:
 .    Office facilities:
       -  Lenox Manufacturing - Egg Harbor Township, New Jersey
       -  Dansk headquarters - Harrison, New York
       -  Lenox corporate - Lawrenceville, New Jersey

 .    Production/Warehousing/Office facilities:
       -  Kirk Stieff  -  Baltimore City, Maryland (includes retail store)

 .    Warehousing facilities:
       -  Lenox  -  South Brunswick, New Jersey (includes retail stores);
                    Oxford, North Carolina; Kinston, North Carolina; and Mt. Pleasant, Pennsylvania
       -  Hartmann  -  Lebanon, Tennessee

 .    Retail stores:

       - The segment operates 22 Lenox China Outlet stores in 16 states. The Segment also operates 48 Dansk Outlet stores in 29 states, 7 Dansk Lifestyle stores in 6 states and 8 Gorham Outlet stores in 7 states. In addition, the Segment operates 2 Crouch & Fitzgerald luggage stores in 2 states.

The lease terms expire at various dates and are generally renewable, except for the Crouch & Fitzgerald store leases.

The company is of the opinion that the Segment's facilities are in good condition and are adequate for the business.

Item 3.  Legal Proceedings
- -------  -----------------

     (a) Adams, et al. v. Brown-Forman Corporation (U.S. District Court, Middle District of Florida, Tampa Division):

               As previously reported, Brown-Forman Corporation was a defendant in a number of cases, consolidated for trial in federal district court in Tampa, Florida, alleging age discrimination as a result of a 1986 company reorganization. The case has been resolved in a manner that will not have a material adverse effect on the company's financial position or results of operations. As part of the resolution, all claims against the company have been dismissed.

     (b) Brune v. Brown-Forman Corporation (214th District Court, Neuces County, Texas):

               As previously reported, Brown-Forman Corporation was sued by the estate of Marie Brinkmeyer, an 18 year old college student who died after consuming massive quantities of beverage alcohol, including Pepe Lopez Tequila (a Brown-Forman product.) A jury determined Brown-Forman to be 35% responsible for Marie's death and Marie to be 65% responsible.

               The Texas Court of Appeals reversed the jury award against Brown-Forman and dismissed the plaintiff's claims in their entirety, holding that the Company had no legal duty to warn consumers of the well-known risks of abusive overconsumption of beverage alcohol.

               On April 27, 1995, the Texas Supreme Court denied the plaintiff's petition for review. The judgment of the Texas Court of Appeals in favor of Brown-Forman is now final and the case is concluded.

Item 4.  Submission of Matters to a Vote of Security Holders
- -------  ---------------------------------------------------

None.



EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------

                                  Principal Occupation and
         Name              Age       Business Experience    Family Relationship
- ----------------------     ---    ------------------------  --------------------
W. L. Lyons Brown, Jr.     58     Chairman of the company   Brother to Owsley
                                  since July, 1993.         Brown II;
                                  Chairman and Chief        Cousin to Owsley
                                  Executive Officer of the  Brown Frazier
                                  company from May 1983 to
                                  July 1993.

Owsley Brown II            52     President and Chief       Brother to W. L.
                                  Executive Officer         Lyons Brown, Jr.;
                                  of the company since      Cousin to Owsley
                                  July 1993.  President     Brown Frazier
                                  of the company from July
                                  1987 to July 1993.

Owsley Brown Frazier       59     Vice Chairman of the      Cousin to W. L.
                                  company since August      Lyons Brown, Jr.
                                  1983.                     and Owsley Brown II

William M. Street          56     Vice Chairman of the      None
                                  company since July
                                  1987.

Steven B. Ratoff           52     Executive Vice            None
                                  President and Chief
                                  Financial Officer of
                                  the company since
                                  December 1994.  Private
                                  investor in a number
                                  of small privately-held
                                  companies from February
                                  1992 to November 1994.
                                  Senior Vice President
                                  and Chief Financial
                                  Officer for
                                  Pharmaceutical Group
                                  of Bristol-Myers Squibb
                                  from January 1990 to
                                  January 1992.

John P. Bridendall         45     Senior Vice President     None
                                  and Director of
                                  Corporate Development
                                  since July 1987.

Russell C. Buzby           61     Senior Vice President     None
                                  and Executive Director
                                  of Human Resources and
                                  Information Services
                                  since July 1987.

Michael B. Crutcher        51     Senior Vice President,    None
                                  General Counsel, and
                                  Secretary since May 1989.


Malcolm Jozoff (1)    55   Chairman and Chief Executive Officer      None
                           of Lenox, Incorporated (a subsidiary of
                           the company) since October 1993.
                           Independent consultant on marketing
                           and strategic planning from June 1992
                           to October 1993. Group Vice President,,
                           The Procter & Gamble Company, from
                           1985 to 1992, and President -- Health
                           Care Products, Procter & Gamble USA,
                           from 1991 to 1992.

Lois A. Mateus        48   Senior Vice President of Corporate        None
                           Communications and Corporate
                           Services since January 1988.

(1) In 1993, in connection with a civil proceeding brought by the Securities and Exchange Commission, Mr. Jozoff consented, without admitting or denying the allegations, to the entry of an order enjoining him from violating Section 10(b) of the Securities Exchange Act of 1934.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
- ------------------------------------------------------------------------
Matters
- -------

Except as presented below, for the information required by this item refer to the section entitled "Quarterly Financial Information" appearing on the "Highlights" page of the 1995 Annual Report to Stockholders, which information is incorporated herein by reference.

Holders of record of Common Stock at May 25, 1995:
     Class A Common Stock (Voting)          2,870
     Class B Common Stock (Nonvoting)       5,018

The principal market for Brown-Forman Corporation common shares is the New York Stock Exchange.

Item 6. Selected Financial Data
- -------------------------------

For the information required by this item, refer to the section entitled "Consolidated Selected Financial Data" appearing on pages 18 and 19 of the 1995 Annual Report to Stockholders, which information is incorporated herein by reference in response to Item 8.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
- -------------------------------------------------------------------------------
of Operations
- -------------

For the information required by this item, refer to the section entitled "Financial Review" appearing on pages 22 through 26 of the 1995 Annual Report to Stockholders, which information is incorporated herein by reference in response to Item 8.

Item 8. Financial Statements and Supplementary Data
- ---------------------------------------------------

For the information required by this item, refer to the Report of Management, Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Report of Independent Accountants appearing on pages 17 and 27 through 38 of the 1995 Annual Report to Stockholders, which information is incorporated herein by reference. For selected quarterly financial information, refer to the section entitled "Quarterly Financial Information" appearing on the "Highlights" page of the 1995 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and
- -----------------------------------------------------------------------
Financial Disclosure
- --------------------

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
- -----------------------------------------------------------

For the information required by this item, refer to the following sections of the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held July 27, 1995, which information is incorporated herein by reference: (a) "Election of Directors" on page 1 through the footnote on page 2 (for information on directors); and (b) the last paragraph on page 4 (for information on delinquent filings). Also, see the information with respect to "Executive Officers of the Registrant" under Part I hereof, which information is incorporated herein by reference.

Item 11. Executive Compensation
- -------------------------------

For the information required by this item, refer to the section entitled "Executive Compensation" on pages 5 through 16 of the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held July 27, 1995, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management
- -----------------------------------------------------------------------

For the information required by this item, refer to the section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing on pages 3 and 4 of the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held July 27, 1995, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions
- -------------------------------------------------------

For the information required by this item, refer to the section entitled "Transactions with Management" appearing on page 17 of the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held July 27, 1995, which information is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
- -------------------------------------------------------------------------

(a)  1 and 2 - Index to Consolidated Financial Statements and Schedules:

                                                                                 Reference
                                                                      ------------------------------
                                                                                         Annual
                                                                        Form 10-K       Report to
                                                                      Annual Report   Stockholders
                                                                          Page           Page(s)
                                                                      -------------  ---------------
Incorporated by reference to the company's
  Annual Report to Stockholders for the
    year ended April 30, 1995:

  Report of Management*                                                     --              17
  Consolidated Statement of Income
    for the years ended April 30, 1995, 1994, and 1993*                     --              27
  Consolidated Balance Sheet at April 30, 1995, 1994, and 1993*             --            28 - 29
  Consolidated Statement of Cash Flows for the years ended
    April 30, 1995, 1994, and 1993*                                         --              30
  Consolidated Statement of Stockholders' Equity
    for the years ended April 30, 1995, 1994, and 1993*                     --              31
  Notes to Consolidated Financial Statements*                               --            32 - 38
  Report of Independent Accountants                                                         38

Report of Independent Accountants                                          S-1              --

Consolidated Financial Statement Schedule:
VIII - Valuation and Qualifying Accounts                                   S-2              --


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

(a)    3 - Exhibits:
       Filed Herewith:

Exhibit Index
- --------------

 4(a) Credit agreement dated as of November 30, 1994, among the company and a group of United States and international banks.

 10(a) Description of compensation arrangement with W. L. Lyons Brown, Jr.

 13 Company's Annual Report to Stockholders for the year ended April 30, 1995, but only to the extent set forth in Items 1, 3, 5, 6, 7, and 8 of the company's Annual Report on Form 10-K for the year ended April 30, 1995.

   21  Subsidiaries of the Registrant.

   23  Consent of Coopers & Lybrand L.L.P. independent accountants.

   27  Financial Data Schedule (not considered to be filed).

Previously Filed:
Exhibit Index
- -------------

  3(a) Restated Certificate of Incorporation of registrant which is incorporated herein by reference to Brown-Forman Corporation's 10-K filed on July 19, 1994.

  3(b) Certificate of Amendment to Restated Certificate of Incorporation of registrant which is incorporated herein by reference to Brown-Forman Corporation's 10-K filed on July 19, 1994.

  3(c) Certificate of Ownership and Merger of Brown-Forman Corporation into
       Brown-Forman, Inc. which is incorporated herein by reference to Brown-Forman Corporation's 10-K filed on July 19, 1994.

  3(d) Certificate of Amendment to Restated and Amended Certificate of
       Incorporation of Brown-Forman Corporation which is incorporated herein by reference to Brown-Forman Corporation's 10-K filed on July 19, 1994.

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

 10(b) Brown-Forman Management Incentive Compensation Plan which is incorporated herein by reference to Brown-Forman Corporation's 10-K filed on July 19, 1994.

 10(c) Brown-Forman Corporation Restricted Stock Plan which is incorporated herein by reference to
       Brown-Forman Corporation's 10-K filed on July 19, 1994.

 10(d) Brown-Forman Corporation Supplemental Excess Retirement Plan, which is incorporated herein by reference to Brown-Forman Corporation's 10-K filed on July 23, 1990.

 10(e) Brown-Forman Corporation Stock Appreciation Rights Plan, which is incorporated herein by reference to Brown-Forman Corporation's 10-K filed on July 23, 1990.

 10(f) A description of the Brown-Forman Savings Plan is incorporated herein by reference to page 10 of the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 27, 1995.

 10(g) A description of the Brown-Forman Flexible Reimbursement Plan is incorporated herein by reference to page 11 of the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 27, 1995.

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

                           BROWN-FORMAN CORPORATION
                           ------------------------
                                 (Registrant)

                         /s/ Owsley Brown II
                         -------------------
Date:  May 25, 1995      By:  Owsley Brown II
                            President and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on May 25, 1995 as indicated:



/s/ Geo. Garvin Brown III             /s/ W. L. Lyons Brown, Jr.      /s/ Owsley Brown Frazier
- -------------------------             --------------------------      ------------------------
By:  Geo. Garvin Brown III            By:  W. L. Lyons Brown, Jr.     By:  Owsley Brown Frazier
     Director                              Director and Chairman           Director, Vice Chairman
                                           of the Board                    of the Board

/s/ Richard P. Mayer                  /s/ Stephen E. O'Neil           /s/ John S. Speed
- --------------------                  ---------------------           -----------------
By:  Richard P. Mayer                 By:  Stephen E. O'Neil          By:  John S. Speed
     Director                               Director                       Director

/s/ William M. Street                 /s/ James S. Welch              /s/ Owsley Brown II
- --------------------                  ------------------              -------------------
By:  William M. Street                By:  James S. Welch             By:  Owsley Brown II
     Director, Vice Chairman          Director                             Director, President and
     of the Board                                                          Chief Executive Officer

/s/ Steven B. Ratoff                  /s/ Charles E. Muntan
- --------------------                  ---------------------
By:  Steven B. Ratoff                 By:  Charles E. Muntan
     Executive Vice President and          Vice President and
     Chief Financial Officer               Controller (Principal
     (Principal Financial Officer)         Accounting Officer)


REPORT OF INDEPENDENT ACCOUNTANTS



Brown-Forman Corporation
Louisville, Kentucky


We have audited the consolidated financial statements of Brown-Forman Corporation and Subsidiaries as of April 30, 1995, 1994, and 1993, and for the years then ended, which financial statements are included on pages 27 through 38 of the 1995 Annual Report to Stockholders of Brown-Forman Corporation and incorporated by reference herein. We have also audited the financial statement schedule listed in the index on page 14 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brown-Forman Corporation and Subsidiaries as of April 30, 1995, 1994, and 1993 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Notes 2 and 15 to the consolidated financial statements, in 1994 the company adopted changes in its methods of accounting for postretirement benefits other than pensions, postemployment benefits, and contributions.



/s/ Coopers & Lybrand L.L.P.
Coopers & Lybrand L.L.P.
Louisville, Kentucky
June 8, 1995

                   BROWN-FORMAN CORPORATION AND SUBSIDIARIES
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended April 30, 1995, 1994, and 1993
                           (Expressed in thousands)





             Col. A                     Col. B                 Col. C                   Col. D         Col. E
             ------                     ------                 ------                   ------         ------
                                                              Additions
                                                              ---------
                                       Balance at      Charged to                                     Balance at
                                       Beginning         Costs         Charged to                         End
           Description                 of Period      and Expenses   Other Accounts    Deductions      of Period
           -----------                 ---------      ------------   --------------    ----------     ----------

1995
    Allowance for Doubtful Accounts       $12,006       $ 9,343         $  --          $7,288/(2)/     $14,061

1994
    Allowance for Doubtful Accounts       $10,432       $10,538         $  --          $8,964/(2)/     $12,006

1993
    Allowance for Doubtful Accounts       $ 7,970       $ 8,889         $307/(1)/      $6,734/(2)/     $10,432


/(1)/ Relates to businesses acquired during the year.
/(2)/ Doubtful accounts written off, net of recoveries.