Form 10-Q
period 1995-07-31
BROWN FORMAN CORP
filed 1995-09-06
CIK 14693

United States Securities and Exchange Commission
                    Washington, D.C.  20549
                           Form 10-Q

                           ________


   QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 1995

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

                           --------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   X     No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 31, 1995

           Class A Common Stock (voting) 28,988,091
           Class B Common Stock (nonvoting)40,008,147

                   BROWN-FORMAN CORPORATION
              Index to Quarterly Report Form 10-Q


                 Part I. Financial Information

Item 1.  Financial Statements                       Page Number

     Condensed Consolidated Statement of Income
         Three months ended July 31, 1995 and 1994       3

     Condensed Consolidated Balance Sheet
         July 31, 1995 and April 30, 1995                4

     Condensed Consolidated Statement of Cash Flows
         Three months ended July 31, 1995 and 1994       5

     Notes to the Condensed Consolidated Statements      6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations           7 - 8


                  Part II.  Other Information


Item 4.  Submission of Matters to a Vote of Security
         Holders                                        9

Item 6.  Exhibits and Reports on Form 8-K               9

Signatures                                             10

                PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   BROWN-FORMAN CORPORATION
          CONDENSED CONSOLIDATED STATEMENT OF INCOME
                          (Unaudited)
       (Expressed in thousands except per share amounts)


                                         Three Months Ended
                                              July 31,
                                           1995      1994
                                         --------  --------
Net sales                                $410,470  $370,281
Excise taxes                               58,377    60,064
Cost of sales                             148,732   127,225
                                         --------  --------
       Gross profit                       203,361   182,992
Selling, general, and
       administrative expenses             88,326    83,840
Advertising expenses                       57,898    47,141
                                         --------  --------
       Operating income                    57,137    52,011
Interest income                               747       259
Interest expense                            5,513     5,497
                                         --------  --------
       Income before income taxes          52,371    46,773
Taxes on income                            20,220    18,647
                                         --------  --------
Net income                                 32,151    28,126
Less preferred stock dividend requirements    118       118
                                         --------  --------
Net income applicable to common stock    $ 32,033  $ 28,008
                                         ========  ========

Weighted average number of common
       shares outstanding in thousands     68,996    68,996
                                         ========  ========

Per common share:
       Net income                         $   .46  $    .41
                                         ========  ========

       Cash dividends paid                $ .2480  $  .2367
                                         ========  ========


See notes to the condensed consolidated statements.

                   BROWN-FORMAN CORPORATION
             CONDENSED CONSOLIDATED BALANCE SHEET
                   (Expressed in thousands)

                                       July 31,       April 30,
                                         1995           1995
                                     ------------    ----------
                                      (Unaudited)
Assets
- ------
Cash and cash equivalents         $     43,260   $     62,474
Accounts receivable, net               229,386        234,165
Inventories:
   Barreled whisky                     162,344        163,200
   Finished goods                      137,547        122,690
   Work in process                      51,073         58,991
   Raw materials and supplies           40,342         37,042
                                    ----------     ----------
          Total inventories            391,306        381,923
Other current assets                    23,314         19,348
                                    ----------     ----------
          Total current assets         687,266        697,910

Property, plant and equipment, net     257,400        252,217
Intangible assets, net                 260,249        262,475
Other assets                            78,868         72,957
                                    ----------     ----------
          Total assets              $1,283,783     $1,285,559
                                    ==========     ==========
Liabilities
- -----------
Commercial paper                    $   50,000     $   50,000
Accounts payable and accrued expenses  190,651        221,347
Current portion of  long-term debt       5,514          5,514
Accrued taxes on income                 10,734             --
Deferred income taxes                    8,897          8,747
Dividends payable                       17,229             --
                                    ----------     ----------
          Total current liabilities    283,025        285,608

Long-term debt                         243,677        246,842
Deferred income taxes                  120,704        114,420
Postretirement benefits                 51,254         50,776
Other liabilities and deferred income   41,586         42,066
                                    ----------     ----------
          Total liabilities            740,246        739,712

Stockholders' Equity
- --------------------
Preferred stock                         11,779         11,779
Common stockholders' equity            531,758        534,068
                                    ----------     ----------
          Total stockholders' equity   543,537        545,847
                                    ----------     ----------
          Total liabilities and
          stockholders' equity      $1,283,783     $1,285,559
                                    ==========     ==========

Note: The balance sheet at April 30, 1995 has been taken from the audited financial statements at that date, and condensed.

See notes to the condensed consolidated statements.

                   BROWN-FORMAN CORPORATION
        CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited)
(Expressed in thousands; amounts in brackets are reductions of cash)

                                               Three Months Ended
                                                    July 31,
                                                1995        1994
                                              -------      -------
Cash flows from operating activities:
  Net income                                  $32,151      $28,126
  Adjustments to reconcile net income to
  net cash provided by (used for) operations:
    Depreciation                                8,899        8,905
    Amortization of intangible assets           2,226        2,225
    Deferred income taxes                       6,434        2,315
    Other                                      (5,732)       1,579
  Changes in assets and liabilities:
    Accounts receivable                         4,779       41,081
    Inventories                                (9,383)     (10,045)
    Other current assets                       (3,966)      (4,036)
    Accounts payable and accrued expenses     (30,696)     (35,527)
    Accrued taxes on income                    10,734        8,299
                                              -------      -------
      Cash provided by operating activities    15,446       42,922
Cash flows from investing activities:
    Additions to property, plant, and
    equipment, net                            (14,082)      (7,265)
    Other                                        (184)        (335)
                                              -------      -------
       Cash used for investing activities     (14,266)      (7,600)
Cash flows from financing activities:
    Commercial paper                          (33,079)     (13,611)
    Proceeds from long-term debt               30,000           --
    Reduction of long-term debt                   (86)        (470)
    Cash dividends paid                       (17,229)     (16,449)
                                              -------      -------
       Cash used for financing activities     (20,394)     (30,530)
                                              -------      -------
Net increase (decrease) in cash and cash
equivalents                                   (19,214)       4,792

Cash and cash equivalents, beginning of period 62,474       30,540
                                              -------      -------

Cash and cash equivalents, end of period      $43,260      $35,332
                                              =======      =======

See notes to the condensed consolidated statements.

                   BROWN-FORMAN CORPORATION
        NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS
                          (Unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    -------------------------------------------
    The condensed consolidated statements have been prepared in accordance with the company's customary accounting practices as set forth in the company's 1995 annual report on Form 10-K and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of this information have been made.
    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the company's April 30, 1995 annual report on Form 10-K. To conform to the current year presentation, certain reclassifications have been made to prior year condensed consolidated statements.

2.  INVENTORIES
    -----------
    The company uses the last-in, first-out method for determining the cost for substantially all inventories. If the last-in, first-out method had not been used, inventories would have been $72,212,000 and $70,497,000 higher than reported at July 31, 1995, and April 30, 1995, respectively.

3.  ENVIRONMENTAL
    -------------
    The company, along with other responsible parties, faces environmental claims resulting from the cleanup of several waste deposit sites. The company has accrued its estimated portion of cleanup costs and expects other responsible parties and insurance coverage to cover the remaining costs. The company believes that any additional costs incurred by the company will not have a material adverse effect on the company's financial condition or results of operations.

4.  CONTINGENCIES
    -------------
    In the normal course of business, various suits and claims are brought against the company, some of which seek significant damages. Many of these suits and claims take years to adjudicate and it is difficult to predict their outcome. In the opinion of management, based on advice from legal counsel, none of these suits or claims will have a material adverse effect on the company's financial position or results of operations.

Item 2.  Management's Discussion and Analysis of Financial
- -------  -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------
         The following Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the company's April 30, 1995 annual report to stockholders. The results of operations for the three months ended July 31, 1995, are not necessarily indicative of the operating results for the full year.

Results of Operations
- ---------------------
First Quarter Fiscal 1996 Compared to First Quarter Fiscal 1995
- ---------------------------------------------------------------
         A summary of operating performance follows (expressed in thousands, except percentage and per share amounts):

                                 THREE MONTHS ENDED
                                      JULY 31,          %
                                   1995       1994   CHANGE
                                --------   -------   ------
Net Sales
- ---------
   Wines & Spirits              $297,788   $257,537    16
   Consumer Durables             112,682    112,744    --
                                --------   --------
      Total                     $410,470   $370,281    11

Operating Income                $ 57,137   $ 52,011    10
- ----------------

Net Income                      $ 32,151   $ 28,126    14
- ----------

Earnings Per Share              $   0.46   $   0.41    14
- ------------------

Effective Tax Rate                  38.6%      39.9%
- ------------------

   Sales of the company's wines and spirits segment increased 16% for the quarter. In addition to worldwide sales gains for Jack Daniel's and Southern Comfort, first quarter results were boosted by strong consumer trial of Tropical Freezes, an innovative line of semi-frozen cocktails that the company introduced in the U.S. this spring. Initial sales of Tropical Freezes benefited from a building of trade inventory levels as well as summer consumption patterns for frozen beverages. Revenues from the company's consumer durables segment were unchanged from last year. Sales of Lenox china and crystal products to department and specialty stores were up solidly, while revenues from the company's direct marketing and retail divisions declined for the quarter.

   Operating income benefited from the increase in sales partially offset by higher advertising expenses in international markets and in the U.S. for the introduction of Tropical Freezes, and increased selling, general, and administrative expenses primarily related to expansion in overseas markets.

   Net interest expense declined reflecting higher investment levels at foreign and offshore subsidiaries and lower debt levels domestically. This decline was offset by higher rates for commercial paper borrowings compared to fiscal 1995.

   The effective tax rate declined reflecting benefits from foreign operations. The company expects the full year tax rate to be slightly below last year.

Financial Condition at July 31, 1995 Compared to Financial
- ----------------------------------------------------------
Condition at April 30, 1995
- ---------------------------
   The company's activities in the first quarter ended July 31, 1995 resulted in a net decrease in cash and cash equivalents. Cash provided by operating activities was down 64% from the same period last year due largely to an increase in days sales outstanding resulting from improved international sales. Additions to property, plant, and equipment increased over last year and reflect the company's plans to upgrade and expand the production facilities in the wines and spirits segment. During the quarter, the company issued $30 million of ten-year medium-term notes, proceeds of which were used for debt retirement and other general corporate purposes. Total net working capital decreased 2% from April 30, 1995 to $404 million.

                  PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
- -------  ---------------------------------------------------
At the Annual Meeting of Stockholders of the company held July
27, 1995, the following matters were voted upon:

1. Election of Geo. Garvin Brown III, Owsley Brown II, W. L. Lyons Brown, Jr., Donald G. Calder, Owsley Brown Frazier, Richard P. Mayer, Stephen E. O'Neil, William M. Street, and James S. Welch to serve as directors until the next annual election of directors, or until a successor has been elected and qualified.
                           For           Withheld
Geo. Garvin Brown III   28,267,560       44,854
Owsley Brown II         28,267,533       44,881
W. L. Lyons Brown, Jr.  28,267,533       44,881
Donald G. Calder        28,267,560       44,854
Owsley Brown Frazier    28,263,810       48,604
Richard P. Mayer        28,265,635       46,779
Stephen E. O'Neil       28,267,556       44,858
William M. Street       28,267,532       44,882
James S. Welch          28,266,056       46,358

2. The Brown-Forman Omnibus Compensation Plan was approved with the following votes:

   For         27,274,954
   Against        218,360
   Abstain        101,179

Item 6.  Exhibits and Reports on Form 8-K
- -------  --------------------------------
(a)   Exhibits:

      Exhibit
      Number        Exhibit
      -------       -------
       27           Financial Data Schedule

(b)   Reports on Form 8-K:

   1.) There were no reports on Form 8-K filed during the quarter ended July 31, 1995.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 BROWN-FORMAN CORPORATION
                                        (Registrant)


Date:   August 31, 1995          By:/s/ Steven B. Ratoff
                                    _____________________________
                                    Steven B. Ratoff
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (On behalf of the Registrant
                                    and as Principal Financial
                                    Officer)