Form 10-Q
period 1995-10-31
BROWN FORMAN CORP
filed 1995-12-14
CIK 14693

United States Securities and Exchange Commission
                    Washington, D.C.  20549
                           Form 10-Q

                           ________


   QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 31, 1995

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

                           ________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   X     No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: December 1, 1995

           Class A Common Stock (voting)      28,988,091
           Class B Common Stock (nonvoting)   40,008,147

                   BROWN-FORMAN CORPORATION
              Index to Quarterly Report Form 10-Q



                Part I.  Financial Information


Item 1.  Financial Statements                          Page Number

      Condensed Consolidated Statement of Income
          Three months ended October 31, 1995 and 1994      3
          Six months ended October 31, 1995 and 1994        3

      Condensed Consolidated Balance Sheet
          October 31, 1995 and April 30, 1995               4

      Condensed Consolidated Statement of Cash Flows
          Six months ended October 31, 1995 and 1994        5

      Notes to the Condensed Consolidated Statements        6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations              7 - 9


                  Part II.  Other Information


Item 6.   Exhibits and Reports on Form 8-K                 10

Signatures                                                 10

                PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   BROWN-FORMAN CORPORATION
          CONDENSED CONSOLIDATED STATEMENT OF INCOME
                          (Unaudited)
       (Expressed in thousands except per share amounts)

                         Three Months Ended       Six Months Ended
                            October 31,             October 31,
                          1995      1994          1995       1994
                          ====      ====          ====       ====
Net sales               $518,206  $474,554      $928,676   $844,835
Excise taxes              76,303    69,739       134,680    129,803
Cost of sales            193,278   180,718       342,010    307,943
                        --------  --------      --------   --------
Gross profit             248,625   224,097       451,986    407,089
Selling, general, and
 administrative expenses  99,307    88,281       187,633    172,121
Advertising expenses      59,325    48,547       117,223     95,688
                        --------  --------      --------   --------
Operating income          89,993    87,269       147,130    139,280
Interest income              569       422         1,316        681
Interest expense           5,151     5,847        10,664     11,344
                        --------  --------      --------   --------
 Income before income     85,411    81,844       137,782    128,617
 taxes
Taxes on income           32,217    32,794        52,437     51,441
                        --------  --------      --------   --------
Net income                53,194    49,050        85,345     77,176
Less preferred stock
 dividend requirements       118       118           236        236
                        --------  --------      --------   --------
Net income applicable
to common stock          $53,076   $48,932       $85,109    $76,940
                        ========  ========      ========   ========
Weighted average number
 of common shares
 outstanding in thousands 68,996    68,996        68,996     68,996

Per common share:
 Net income              $   .77   $   .71       $  1.23    $  1.12
                         =======   =======       =======    =======
Cash dividends paid      $ .2480   $ .2267       $ .4960    $ .4734
                         =======   =======       =======    =======

See notes to the condensed consolidated statements.

                   BROWN-FORMAN CORPORATION
             CONDENSED CONSOLIDATED BALANCE SHEET
                   (Expressed in thousands)

                                      October 31,     April 30,
                                         1995           1995
                                      (Unaudited)
Assets
 Cash and cash equivalents          $   39,242    $    62,474
 Accounts receivable, net              324,873        234,165
 Inventories:
   Barreled whisky                     159,829        163,200
   Finished goods                      141,506        122,690
   Work in process                      72,881         58,991
   Raw materials and supplies           40,607         37,042
                                    ----------     ----------
          Total inventories            414,823        381,923
 Other current assets                   18,526         19,348
                                    ----------     ----------
          Total current assets         797,464        697,910

 Property, plant, and equipment, net   262,217        252,217
 Intangible assets, net                258,022        262,475
 Other assets                           81,987         72,957
                                    ----------     ----------
          Total assets              $1,399,690     $1,285,559
                                    ==========     ==========
Liabilities
 Commercial paper                   $   50,000     $   50,000
 Accounts payable and accrued expenses 241,909        221,347
 Current portion of  long-term debt      6,123          5,514
 Accrued taxes on income                 1,957             --
 Deferred income taxes                   9,047          8,747
                                    ----------     ----------
          Total current liabilities    309,036        285,608

Long-term debt                         273,330        246,842
Deferred income taxes                  127,549        114,420
Postretirement benefits                 51,478         50,776
Other liabilities and deferred income   41,240         42,066
                                    ----------     ----------
          Total liabilities            802,634        739,712
Stockholders' Equity
Preferred stock                         11,779         11,779
Common stockholders' equity            585,277        534,068
                                    ----------     ----------
          Total stockholders' equity   597,056        545,847
                                    ----------     ----------
          Total liabilities and
          stockholders' equity      $1,399,690     $1,285,559
                                    ==========     ==========

Note: The balance sheet at April 30, 1995 has been taken from the audited financial statements at that date, and condensed.

See notes to the condensed consolidated statements.

                   BROWN-FORMAN CORPORATION
        CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited)
(Expressed in thousands; amounts in brackets are reductions of cash)

                                            Six Months Ended
                                               October 31,
                                            1995        1994
Cash flows from operating activities:
  Net income                           $  85,345    $  77,176
  Adjustments to reconcile net income
  to net cash  provided by (used for)
  operations:
    Depreciation                          18,098       18,395
    Amortization of intangible assets      4,452        4,457
    Deferred income taxes                 13,429        4,364
    Other                                 (8,653)       3,116
  Changes in assets and liabilities:
    Accounts receivable                  (90,708)     (58,590)
    Inventories                          (32,899)     (28,756)
    Other current assets                     822      (12,090)
    Accounts payable and accrued expenses 20,562       15,648
    Accrued taxes on income                1,957        6,108
                                        --------     --------
      Cash provided by operating
      activities                          12,405       29,828
Cash flows from investing activities:
    Additions to property, plant, and
    equipment, net                       (28,098)     (16,064)
    Other                                   (179)        (847)
                                        --------     --------
       Cash (used for) investing
       activities                        (28,277)     (16,911)
Cash flows from financing activities:
    Commercial paper                       2,683       35,605
    Proceeds from long-term debt          30,000           --
    Reduction of long-term debt           (5,585)      (5,738)
    Cash dividends paid                  (34,458)     (32,898)
                                        --------     --------
       Cash (used for) financing
       activities                         (7,360)      (3,031)
                                        --------     --------
Net (decrease) increase in cash and
cash equivalents                         (23,232)       9,886

Cash and cash equivalents, beginning
of period                                 62,474       30,540
                                        --------     --------

Cash and cash equivalents, end of
period                                  $ 39,242     $ 40,426
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

2.  INVENTORIES
    -----------
    The company uses the last-in, first-out method for determining the cost for substantially all inventories. If the last-in, first-out method had not been used, inventories would have been $77,017,000 and $70,497,000 higher than reported at October 31, 1995, and April 30, 1995, respectively.

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


Item 2.  Management's Discussion and Analysis of Financial
-------  -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------
     The following Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the company's April 30, 1995 annual report to stockholders. The results of operations for the six months ended October 31, 1995, are not necessarily indicative of the operating results for the full year.

Results of Operations
---------------------
Second Quarter Fiscal 1996 Compared to Second Quarter Fiscal 1995
-----------------------------------------------------------------
     A summary of operating performance follows (expressed in thousands, except percentage and per share amounts):

                                 THREE MONTHS ENDED
                                     OCTOBER 31,       %
                                  1995       1994   CHANGE
                                  ----       ----   ------
Net Sales
---------
   Wines & Spirits              $364,261   $307,507    18.5
   Consumer Durables             153,945    167,047    (7.8)
                                --------   --------    ----
      Total                     $518,206   $474,554     9.2

Operating Income                $89,993     $87,269     3.1
----------------

Net Income                      $53,194     $49,050     8.4
----------

Earnings Per Share              $  0.77     $  0.71     8.4
------------------

Effective Tax Rate                 37.72%     40.07%
------------------

     Sales of the company's wines and spirits segment increased 18.5% for the quarter. This increase was led by Jack Daniel's and by Tropical Freezes, an innovative line of frozen cocktails that has enjoyed strong consumer trial since introduction this past spring. Additional growth was provided by increased sales of the company's premium table wines and Southern Comfort. Revenues from the company's consumer durables segment declined 7.8% for the quarter. The decrease was attributable to poor results for Lenox collectibles and a difficult retail operating environment. Lenox Collections, the direct marketing arm for the company's collectibles, has been especially hurt by lower response rates as well as higher operating expenses.

     Operating income benefited from increased beverage sales, partially offset by higher advertising investments for Brown-Forman's beverage products in international markets. Selling, general, and administrative expenses have also increased as a result of the company's overseas expansion initiative.

     Net interest expense declined reflecting lower debt levels. This decline was partially offset by higher rates for commercial paper borrowings compared to fiscal 1995. A decline in the effective tax rate reflects benefits from foreign operations.

Six Months Fiscal 1996 Compared to Six Months Fiscal 1995
---------------------------------------------------------
     A summary of operating performance follows (expressed in thousands, except percentage and per share amounts):

                                   SIX MONTHS ENDED
                                      OCTOBER 31,       %
                                   1995       1994   CHANGE
                                   ----       ----   ------
Net Sales
---------
   Wines & Spirits              $662,049   $565,044    17.2
   Consumer Durables             266,627    279,791    (4.7)
                                --------   --------
      Total                     $928,676   $844,835     9.9

Operating Income                $147,130   $139,280     5.6
----------------

Net Income                      $ 85,345   $ 77,176    10.6
----------

Earnings Per Share              $   1.23   $   1.12    10.6
------------------

Effective Tax Rate                 38.06%     40.00%
------------------

     Sales of the company's wines and spirits segment increased 17.2% for the first six months as a result of the successful introduction of Tropical Freezes and sales growth of Jack Daniel's, Southern Comfort, and the company's premium table wines. Revenues from the company's consumer durables segment were down 4.7% compared to last year. Lower response rates at Lenox Collections and a difficult retail operating environment contributed to the sales decline.

     Operating income increased due to improved beverage sales, offset partially by higher advertising in overseas markets and for the introduction of Tropical Freezes in the U.S. Selling, general, and administrative expenses are also higher due to overseas expansion efforts. Based on first half results, full year earnings for the consumer durables segment are forecast to be modestly below last year.

     Net interest expense declined in the first six months due primarily to lower debt levels. This decline was partially offset by higher rates for commercial paper borrowings compared to fiscal 1995. Benefits from foreign operations caused the company's effective tax rate to decline, a trend which is expected to continue in the second half of the year.

     Because of weakness in the consumer durables segment and continued investment in the company's key brands, the growth rate for earnings for the rest of the year is expected to be lower than the 11% experienced in the company's first half.

Financial Condition at October 31, 1995 Compared to Financial
-------------------------------------------------------------
Condition at April 30, 1995
---------------------------
     The company's activities in the first half ended October 31, 1995 resulted in a net decrease in cash and cash equivalents. Cash provided by operating activities was down 58% from the same period last year due largely to an increase in days sales outstanding resulting from higher international sales. Additions to property, plant, and equipment increased over last year and reflect the company's plans to upgrade and expand the production facilities in the wines and spirits segment. During the first half of the fiscal year, the company issued $30 million of ten-year medium term notes, proceeds of which were used for debt retirement and other general corporate purposes. Total net working capital increased 18% from April 30, 1995 to $488 million.

Dividends
---------
     The Board of Directors increased the quarterly cash dividend 4.8% from $.248 to $.260 per share on Class A and Class B common stock payable January 1, 1996. As a result, the indicated annual cash dividend per share rose from $.992 to $1.04 per share.

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

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)Exhibits:

   Exhibit
   Number         Exhibit
   ------         -------
     27           Financial Data Schedule

(b)Reports on Form 8-K:

   1.) There were no reports on Form 8-K filed during the quarter ended October 31, 1995.



                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 BROWN-FORMAN CORPORATION
                                        (Registrant)

                                    /s/Steven B. Ratoff
Date:   December 8, 1995         By:_______________________________
                                    Steven B. Ratoff
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (On behalf of the Registrant and
                                    as Principal Financial Officer)