Form 10-Q
period 1996-01-31
BROWN FORMAN CORP
filed 1996-03-13
CIK 14693

United States Securities and Exchange Commission
                    Washington, D.C.  20549
                           Form 10-Q

                           ________


   QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended January 31, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: January 31, 1996

           Class A Common Stock (voting)      28,988,091
           Class B Common Stock (nonvoting)   40,008,147

                   BROWN-FORMAN CORPORATION
              Index to Quarterly Report Form 10-Q



                 Part I. Financial Information

Item 1.  Financial Statements                              Page Number

     Condensed Consolidated Statement of Income
         Three months ended January 31, 1996 and 1995           3
         Nine months ended January 31, 1996 and 1995            3

     Condensed Consolidated Balance Sheet
         January 31, 1996 and April 30, 1995                    4

     Condensed Consolidated Statement of Cash Flows
         Nine months ended January 31, 1996 and 1995            5

     Notes to the Condensed Consolidated Statements             6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                  7 - 9


                  Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K                      10

Signatures                                                     10

                PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   BROWN-FORMAN CORPORATION
          CONDENSED CONSOLIDATED STATEMENT OF INCOME
                          (Unaudited)
       (Expressed in thousands except per share amounts)

                               Three Months Ended       Nine Months Ended
                                   January 31,                January 31,
                                1996        1995          1996         1995
                              --------    --------    ----------   ----------
Net sales                     $451,093    $431,112    $1,379,769   $1,275,947
Excise taxes                    66,584      67,759       201,264      197,562
Cost of sales                  168,028     152,212       510,038      460,155
                              --------    --------    ----------   ----------
Gross profit                   216,481     211,141       668,467      618,230
Selling, general, and
  administrative expenses       89,156      93,799       276,789      265,920
Advertising expenses            61,741      49,203       178,964      144,891
                               -------    --------    ----------   ----------
  Operating income              65,584      68,139       212,714      207,419
Interest income                    733         497         2,049        1,178
Interest expense                 5,165       5,758        15,829       17,102
                              --------    --------    ----------   ----------
  Income before income taxes    61,152      62,878       198,934      191,495
Taxes on income                 23,045      25,186        75,482       76,627
                              --------    --------    ----------   ----------
Net income                      38,107      37,692       123,452      114,868
Less preferred stock
  dividend requirements            118         118           353          353
                              --------    --------    ----------   ----------
Net income applicable
  to common stock             $ 37,989    $ 37,574    $  123,099     $114,515
                              ========    ========    ==========     ========

Weighted average number
  of common shares outstanding
  in thousands                  68,996      68,996        68,996       68,996

Per common share:
  Net income                  $    .55    $    .55      $   1.78         1.66
                              --------    --------      --------     --------
  Cash dividends paid         $  .2600    $  .2480      $  .7560     $  .7214
                              ========    ========      ========     ========

See notes to the condensed consolidated statements.

                  BROWN-FORMAN CORPORATION
             CONDENSED CONSOLIDATED BALANCE SHEET
                   (Expressed in thousands)

                                      January 31,    April 30,
                                         1996           1995
                                      (Unaudited)
Assets
Cash and cash equivalents          $    55,293     $   62,474
Accounts receivable, net               234,098        234,165
Inventories:
   Barreled whisky                     159,977        163,200
   Finished goods                      140,160        122,690
   Work in process                      77,039         58,991
   Raw materials and supplies           44,325         37,042
                                    ----------     ----------

          Total inventories            421,501        381,923
Other current assets                    19,073         19,348
                                    ----------     ----------
          Total current assets         729,965        697,910

Property, plant and equipment, net     276,677        252,217
Intangible assets, net                 258,644        262,475
Other assets                            71,920         72,957
                                    ----------     ----------
          Total assets              $1,337,206     $1,285,559
                                    ==========     ==========
Liabilities
Commercial paper                    $   50,000     $   50,000
Accounts payable and accrued expenses  200,834        221,347
Current portion of  long-term debt       6,023          5,514
Accrued taxes on income                  4,390             --
Deferred income taxes                    9,047          8,747
Dividends payable                       18,057             --
                                    ----------     ----------
          Total current liabilities    288,351        285,608

Long-term debt                         220,357        246,842
Deferred income taxes                  131,382        114,420
Postretirement benefits                 51,955         50,776
Other liabilities and deferred income   46,285         42,066
                                    ----------     ----------
          Total liabilities            738,330        739,712
Stockholders' Equity
Preferred stock                         11,779         11,779
Common stockholders' equity            587,097        534,068
                                    ----------     ----------
          Total stockholders' equity   598,876        545,847
                                    ----------     ----------
          Total liabilities and
          stockholders' equity      $1,337,206     $1,285,559
                                    ==========     ==========

Note: The balance sheet at April 30, 1995 has been taken from the audited financial statements at that date, and condensed.

See notes to the condensed consolidated statements.

                   BROWN-FORMAN CORPORATION
        CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited)
(Expressed in thousands; amounts in brackets are reductions of cash)

                                                     Nine Months Ended
                                                        January 31,
                                                      1996        1995
                                                   --------     --------
Cash flows from operating activities:
  Net income                                       $123,452     $114,868
  Adjustments to reconcile net income
   to net cash
  provided by (used for) operations:
    Depreciation                                     27,858       28,438
    Amortization of intangible assets                 6,678        6,676
    Deferred income taxes                            16,937       17,298
    Other                                            (2,298)      (3,070)
  Changes in assets and liabilities:
    Accounts receivable                               8,249       55,190
    Inventories                                     (28,575)     (25,195)
    Other current assets                                470       (1,171)
    Accounts payable and accrued
      expenses                                      (33,720)     (30,016)
    Accrued taxes on income                           4,179       (3,815)
                                                   --------     --------
      Cash provided by operating
        activities                                  123,230      159,203
Cash flows from investing activities:
    Additions to property, plant, and
      equipment, net                                (42,526)     (23,280)
    Investment in affiliate, net of cash             (8,216)          --
    Other                                              (465)      (1,123)
                                                   --------     --------
       Cash used for investing
         activities                                 (51,207)     (24,403)
Cash flows from financing activities:
    Commercial paper                                (51,005)     (54,229)
    Proceeds from long-term debt                     30,000           --
    Reduction of long-term debt                      (5,685)     (11,541)
    Cash dividends paid                             (52,514)     (50,127)
                                                   --------     --------
       Cash used for financing
         activities                                 (79,204)    (115,897)
                                                   --------     --------
Net increase (decrease) in cash and cash equivalents (7,181)      18,903

Cash and cash equivalents, beginning of period       62,474       30,540
                                                   --------     --------


Cash and cash equivalents, end of period           $ 55,293     $ 49,443
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

2.  INVENTORIES
    -----------
    The company uses the last-in, first-out method for determining the cost for substantially all inventories. If the last-in, first-out method had not been used, inventories would have been $82,635,000 and $70,497,000 higher than reported at January 31, 1996, and April 30, 1995, respectively.

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

Item 2.  Management's Discussion and Analysis of Financial
------   -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------
       The following Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the company's April 30, 1995 annual report to stockholders. The results of operations for the nine months ended January 31, 1996, are not necessarily indicative of the operating results for the full year.

Results of Operations
---------------------
Third Quarter Fiscal 1996 Compared to Third Quarter Fiscal 1995
---------------------------------------------------------------
     A summary of operating performance follows (expressed in thousands, except percentage and per share amounts):

                                 THREE MONTHS ENDED
                                     JANUARY 31,         %
                                  1996       1995     CHANGE
                                --------   --------   ------
Net Sales
---------
   Wines & Spirits              $317,179   $293,477     8.1
   Consumer Durables             133,914    137,635    (2.7)
                                --------   --------
      Total                     $451,093   $431,112     4.6

Operating Income                $ 65,584   $ 68,139    (4.2)
----------------

Net Income                      $ 38,107   $ 37,692     1.1
----------

Earnings Per Share              $   0.55   $   0.54     1.1
------------------

Effective Tax Rate                  37.7%      40.1%
------------------

      Sales of the company's wines and spirits segment were up 8% for the quarter, led by international growth of Jack Daniel's Tennessee Whiskey and gains for the company's premium wine brands. Jack Daniel's continues to show impressive growth in many of its established international markets, and the company is encouraged by consumer response to Brown-Forman's recent initiatives in newer markets. Brown-Forman's wines are benefiting from positive U.S. consumption trends for premium table wine, due in part to continuing media reports about scientific research indicating that regular moderate consumption of alcohol helps reduce the risk of heart disease.

      Revenues from Brown-Forman's consumer durables segment declined 3% for the quarter. The decline was primarily attributable to poor response rates experienced by the Lenox Collections direct marketing division, as well as a generally soft retail environment. Full year earnings for the consumer durables segment are forecast to be below last year's level, largely as a result of the poor performance of the company's direct marketing division.

    Operating income for the quarter was down 4% compared to last year. Earnings gains attributable to Brown-Forman's beverage brands were offset by disappointing results at Lenox, as well as by continuing investments to establish new beverage products and new international markets.

      Net interest expense declined 16% from last year's third quarter due to lower net debt balances. A favorable effective tax rate reflects benefits from foreign operations and a shift in earnings toward operations that carry a lower relative tax rate.

Nine Months Fiscal 1996 Compared to Nine Months Fiscal 1995
-----------------------------------------------------------
      A summary of operating performance follows (expressed in thousands, except percentage and per share amounts):

                                        NINE MONTHS ENDED
                                           JANUARY 31,          %
                                        1996        1995       CHANGE
                                     ---------    ----------   ------
Net Sales
---------
   Wines & Spirits                   $  979,228   $  858,521    14.1
   Consumer Durables                    400,541      417,426    (4.0)
                                     ----------   ----------
      Total                          $1,379,769   $1,275,947     8.1

Operating Income                     $  212,714   $  207,419     2.6
----------------

Net Income                           $  123,452   $  114,868     7.5
----------

Earnings Per Share                   $     1.78   $     1.66     7.5
------------------

Effective Tax Rate                         37.9%        40.0%
------------------

      Sales of the company's wines and spirits segment were up 14% for the nine months ending January 31, led by the successful introduction of Tropical Freezes, increased worldwide sales of Jack Daniel's, and growth of the company's premium wine brands. Revenues from the consumer durables segment were down 4% for the period, primarily reflecting lower response rates at the Lenox Collections direct marketing division, as well as a difficult retail environment for consumer durables in general.

     Consolidated operating income was 3% better than last year due to higher overseas sales of Jack Daniel's, growth of the company's premium wine brands, and the successful introduction of new beverage products. Favorable beverage performance was somewhat offset by poor results for consumer durables, and increased investments associated with expansion into international markets.

     Net interest expense continued to be favorable compared to last year as a result of lower net debt balances. A decline in the effective tax rate reflects benefits from foreign operations and a shift in earnings toward operations that carry a lower relative tax rate. The company expects that Brown-Forman's full-year effective tax rate in fiscal 1996 will approximate 38%.

     For the remainder of fiscal 1996, any additional earnings growth will likely be modest, reflecting continued investments in the company's beverage brands and the current environment for consumer durables.

Financial Condition at January 31, 1996 Compared to Financial
-------------------------------------------------------------
Condition at April 30, 1995
---------------------------
      Cash provided by operating activities was down 31% from the same period last year due largely to an increased mix of international sales, which generally carry longer credit terms. Additions to property, plant, and equipment increased over last year and reflect the company's plans to upgrade and expand its wines and spirits production facilities. The company issued $30 million of ten-year notes in the first quarter of fiscal 1996, proceeds of which were used for debt retirement and other general corporate purposes. Total net working capital increased 2% from April 30, 1995 to $421 million, principally reflecting additions to inventory in anticipation of future sales growth.

Dividends
---------
      On January 25, 1996 the company's Board of Directors declared a regular quarterly cash dividend of $.26 per share on both Class A and Class B Common Stock. In addition, a $.10 per share cash dividend was also declared on the Preferred Stock. Stockholders of record on March 7, 1996 will receive the cash dividend on April 1, 1996. As a result, total cash dividends paid per common share in fiscal 1996 will be $1.016, a 5% increase over last year.

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

                  PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------
(a)Exhibits:

   Exhibit
   Number         Exhibit
   ------         -------
     27           Financial Data Schedule

(b)Reports on Form 8-K:

   1.) There were no reports on Form 8-K filed during the quarter ended January 31, 1996.




                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 BROWN-FORMAN CORPORATION
                                        (Registrant)


                                    /s/ Steven B. Ratoff
Date:   March 6, 1996            By:_____________________________
                                    Steven B. Ratoff
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (On behalf of the Registrant and
                                    as Principal Financial Officer)