Form 10-K
period 1996-04-30
BROWN FORMAN CORP
filed 1996-07-03
CIK 14693

United States Securities and Exchange Commission
                          Washington, D.C.  20549
                                 FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended April 30, 1996
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

        Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange on
  Title of Each Class                                    Which Registered
  -------------------                               ------------------------
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

                              Yes  X      No
                                  ---        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [     ]

The aggregate market value, at April 30, 1996, of the voting stock held by nonaffiliates of the registrant was $283,475,205.

The number of shares outstanding for each of the registrant's classes of Common Stock on May 28, 1996 was:
                  Class A Common Stock (voting)    28,988,091
                  Class B Common Stock (nonvoting) 40,008,147

                    DOCUMENTS INCORPORATED BY REFERENCE
                    -----------------------------------
Portions of the Registrant's 1996 Annual Report to Stockholders are incorporated by reference into Parts I, II, and IV of this report.
Portions of the Proxy Statement of Registrant for use in connection with the Annual Meeting of Stockholders to be held July 25, 1996 are incorporated by reference into Part III of this report.

                                  PART I
Item 1.  Business
(a)  General development of business:

Brown-Forman Corporation was incorporated under the laws of the State of Delaware in 1933, successor to a business founded in 1870 as a partnership and subsequently incorporated under the laws of the Commonwealth of Kentucky in 1901. Its principal executive offices are located at 850 Dixie Highway, Louisville, Kentucky 40210 (mailing address: P.O. Box 1080, Louisville, Kentucky 40201-1080). Except as the context may otherwise indicate, the terms "Brown-Forman" and "company" refer to Brown-Forman Corporation and its subsidiaries.

The company may from time to time make written or oral forward-looking statements, including statements contained in the company's filings with the Securities and Exchange Commission and in its reports to stockholders. This Annual Report contains forward-looking statements made in good faith by Brown-Forman pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. In connection with these "safe harbor" provisions, the company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the company. Any such statement is qualified by reference to the following cautionary statements.

The company's businesses operate in highly competitive markets and are subject to changes in general economic conditions, intense competition, changes in consumer preferences, the impact of excise tax increases with respect to the wines and spirits segment, foreign exchange rate fluctuations, the degree of acceptance of new product introductions, the uncertainties of litigation, as well as other risks and uncertainties detailed from time to time in the company's Securities and Exchange Commission filings. Developments in any of these areas, which may be more fully described elsewhere in Part I, Item 1 - Business, and Item 3 - Legal Proceedings, and in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 18-23 of the company's 1996 Annual Report to Stockholders, each of which is incorporated into this section by reference, could cause the company's results to differ materially from results that have been or may be projected by or on behalf of the company. The company cautions that the foregoing list of important factors is not exclusive. The company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the company.

(b)  Financial information about industry segments:

Information regarding net sales, operating income, and total assets of each of the company's business segments is in Note 13 of Notes to Consolidated Financial Statements on page 35 of the company's 1996 Annual Report to Stockholders, which information is incorporated herein by reference in response to Item 8.

(c)  Narrative description of business:

The following is a description of the company's operations.

Wines and Spirits Segment
- -------------------------
Wines and Spirits operations include manufacturing, bottling, importing, exporting, and marketing a wide variety of alcoholic beverage brands. This Segment also manufactures and markets new and used oak barrels, plastic closures, and plastic bottles.

Brands are grouped into four categories: North American Spirits, Specialty and Imported Items, Wines, and Craft Beers.

North American Spirits consists of the following brands:

                         Jack Daniel's Tennessee Whiskey
                         Canadian Mist Canadian Whiskies
                         Southern Comfort
                         Old Forester Kentucky Straight Bourbon Whisky Gentlemen Jack Rare Tennessee Whiskey
                         Early Times Kentucky Whisky
                         Woodford Reserve Distillers Select
                              Kentucky Straight Bourbon Whiskey
                         Pepe Lopez Tequila
                         Korbel California Brandies **

Statistics based on case sales, published annually by a leading trade publication, rank Jack Daniel's as the largest selling Tennessee whiskey in the United States, Canadian Mist as the largest selling Canadian whisky in the United States, and Southern Comfort as the largest selling domestic proprietary liqueur in the United States.

Specialty and Imported Items consists of the following brands:

                         Jack Daniel's Country Cocktails
                         Tropical Freezes
                         Ice Breakers
                         Jack Daniel's & Cola
                         Southern Comfort & Cola
                         Bushmills Irish Whiskies*
                         Black Bush Special Irish Whiskey*
                         Glenmorangie Single Highland Malt Scotch Whiskies* Usher's Scotch Whisky*
                         Oblio Sambucas*

Wines consists of the following brands:

                         Fetzer Vineyards California Wines
                         Korbel California Champagnes and Wines**
                         Bolla Italian Wines
                         Jekel Vineyards California Wines
                         Bel Arbor California Wines
                         Fontana Candida Italian Wines*
                         Brolio Italian Wines*
                         Carmen Vineyards Chilean Wines*
                         Fontanafredda Italian Wines*
                         Armstrong Ridge California Champagne**
                         Noilly Prat Vermouths*

Craft Beers consists of the following brands:

                         Jack Daniel's 1866 Classic Oak-aged Beers

* Brands marketed by Brown-Forman in the U.S. and other select markets by agency agreements.
**   Brands marketed by Brown-Forman worldwide by agency agreement.

A leading industry trade publication reported Korbel California Champagnes as the largest selling premium champagne in the United States. This trade publication also reported that, among numerous imported wines, Bolla Italian Wine is the leading premium imported table wine in the United States. Fetzer was ranked eighteenth among all table wines.

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

The  principal raw materials used in the production of wines are grapes and
packaging  materials.   Grapes  are primarily  purchased  from  independent
growers.  Adequate sources exist for these raw materials.

Production of whiskies is scheduled to meet demand three to five years in the future. Accordingly, inventories are larger in relation to sales and total assets than would be normal for most other businesses.

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

Consumer Durables Segment
- -------------------------
The Consumer Durables Segment includes the manufacturing and/or marketing of the following:

                         Fine China Dinnerware
                         Contemporary Dinnerware
                         Casual Dinnerware and Glassware
                         Crystal Stemware
                         Crystal Barware
                         China and Crystal Giftware
                         China Lamps
                         Collectibles and Jewelry
                         Sterling Silver, Pewter and Silver-Plated Giftware Sterling Silver and Stainless Steel Flatware
                         Fine Table Linens
                         Luggage
                         Business Cases and Folios
                         Personal Leather Accessories

All of the products of the Segment are sold by segment-employed sales representatives under various compensation arrangements, and where appropriate to the class of trade, by specialized independent commissioned sales representatives and independent distributors.

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

Fine china and crystal products are marketed under both the Lenox and Gorham trademarks. Lenox also markets casual dinnerware. Contemporary dinnerware, glassware and flatware products are marketed under the Dansk trademark. Sterling silver and stainless flatware and sterling giftware are marketed under the Gorham and "Lenox. Kirk Stieff Collection" trademarks. Pewter and silver-plated giftware products are also marketed under the "Lenox. Kirk Stieff Collection" trademark. Luggage, business cases, and personal leather accessories are marketed under the Hartmann, Wings and Crouch & Fitzgerald trademarks. The direct response/mail-order sales in the United States of specially designed collectibles are marketed under the Lenox, Princeton Gallery and Gorham trademarks, while such sales abroad are marketed primarily under the Brooks & Bentley trademark.

The Lenox, Gorham, and Hartmann brand names hold significant positions in their industries. The Segment has granted to a producer of high quality table linens a license for use of the Lenox trademarks on selective fine table linens, subject to the terms of a licensing agreement.

The Segment believes that it is the largest domestic manufacturer and marketer of fine china dinnerware and fine crystal stemware, and the only significant domestic manufacturer of fine quality china giftware. The Segment is also a leading manufacturer and distributor of fine quality luggage, business cases, and personal leather accessories. The Segment competes with a number of other companies and is subject to intense foreign competition in the marketing of its fine china, contemporary and casual dinnerware, crystal stemware, and luggage products.

In the Segment's china, crystal, and stainless businesses, competition is based primarily on quality, design, brand, style, product appeal, consumer satisfaction, and price. In its luggage, business case and personal leather accessories business, competition is based primarily on brand awareness, quality, design, style, and price. In its direct response/mail-order business, the most important competitive factors are the brand, product appeal, design, sales/marketing program, service, and price of the products. In its sterling silver, silver-plated, and pewter business and competition is based primarily on price, with quality, design, brand, style, product appeal, and consumer satisfaction also being factors.

Clay and feldspar are the principal raw materials used to manufacture china products and silica is the principal raw material used to manufacture crystal products. Gold is a significant raw material used to decorate china and crystal products. Leather and nylon fabric are the principal raw materials used to manufacture luggage and business cases. Fine silver is the principal raw material used to manufacture sterling silver giftware and flatware products, and tin is the principal raw material used to manufacture pewter products, and stainless steel is the principal raw material used to manufacture stainless steel flatware. It is anticipated that raw materials used by the Segment will be in adequate supply. However, the acquisition price of gold, fine silver, and tin is influenced significantly by worldwide economic events and commodity trading.

Sales of certain Segment products are traditionally greater in the second quarter of the fiscal year, primarily because of seasonal holiday buying.

Other Information
- -----------------
As of April 30, 1996, the company employs approximately 7,400 persons, including 1,000 employed on a part-time basis.

The company is an equal opportunity employer and recruits and places employees without regard to race, color, national origin, sex, age, religion, disability, or veteran status.

The company believes its employee relations are good.

For information on the effects of compliance with federal, state, and local environmental regulations, refer to Note 11, "Environmental," on page 33 of the company's 1996 Annual Report to Stockholders, which information is incorporated herein by reference in response to Item 8.

Item 2.  Properties
- ------   ----------
The corporate offices consist of office buildings, including renovated historic structures, all located in Louisville, Kentucky.

Significant properties by business segments are as follows:

Wines and Spirits Segment
- -------------------------
The facilities of the Wines and Spirits Segment are shown below. The owned facilities are held in fee simple.

Owned facilities:
    Production facilities:
            Distilled Spirits and Wines:
                 Lynchburg, Tennessee
                 Louisville, Kentucky
                 Collingwood, Ontario
                 Shively, Kentucky
                 Woodford County, Kentucky
                 Frederiksted, St. Croix, U.S. Virgin Islands
                 Mendocino County, California
                 Monterey County, California
                 Pedemonte, Italy
            Oak Barrels:
                 Louisville, Kentucky
                 Mendocino County, California
            Plastic Closures and Plastic Bottles:
                 Louisville, Kentucky

    Bottling facilities:
                 Lynchburg, Tennessee
                 Louisville, Kentucky
                 Woodford County, Kentucky
                 Frederiksted, St. Croix, U.S. Virgin Islands
                 Monterey County, California
                 Pedemonte, Italy

     Warehousing facilities:
                 Lynchburg, Tennessee
                 Louisville, Kentucky
                 Collingwood, Ontario
                 Shively, Kentucky
                 Woodford County, Kentucky
                 Mendocino County, California
                 Monterey County, California
                 Pedemonte, Italy

Leased facilities:
     Production and bottling facility in Dublin, Ireland
     Wine  production,  warehousing  and  bottling  facility  in  Mendocino
       County, California
     Vineyards in Monterey County, California

The company believes that the productive capacities of the Wines and Spirits Segment are adequate for the business, and such facilities are maintained in a good state of repair.

Consumer Durables Segment
- -------------------------
The facilities of the Consumer Durables Segment are shown below. The owned facilities are held in fee simple.

Owned facilities:
   Office facilities:
         Lenox corporate - Lawrenceville, New Jersey
         Headquarters for Lenox Direct Response/Mail-Order
               Division - Langhorne, Pennsylvania

   Production and office facilities:
         Lenox  - Pomona, New Jersey (includes retail store); Oxford, North
                  Carolina;
                  Kinston, North Carolina; and Mt. Pleasant, Pennsylvania (includes retail store)
         Gorham - Smithfield, Rhode Island
         Hartmann - Lebanon, Tennessee (includes retail store)

   Warehousing facilities:
         Lenox/Dansk/Gorham  -  Williamsport, Maryland

Leased facilities:
   Office facilities:
         Lenox Manufacturing - Absecon, New Jersey
         Dansk headquarters - White Plains, New York
         Lenox corporate - Lawrenceville, New Jersey

   Production/Warehousing/Office facilities:
         Kirk Stieff  -  Baltimore, Maryland (includes retail store)

   Warehousing facilities:
         Lenox   -   South Brunswick, New Jersey (includes retail  stores);
          Oxford, North Carolina;
               Kinston, North Carolina; and Mt. Pleasant, Pennsylvania Hartmann - Lebanon, Tennessee

   Retail stores:
         The Segment operates 34 Lenox outlet stores in 23 states and a Lenox Gift Express store and Lenox Collections kiosk in Pennsylvania. The Segment also operates 60 Dansk outlet stores in 30 states and 6 Dansk Lifestyle stores in 6 states. In addition, the Segment operates 2 Crouch & Fitzgerald luggage stores in 2 states.

The lease terms expire at various dates and are generally renewable, except for the Crouch & Fitzgerald store leases.

The company is of the opinion that the Segment's facilities are in good condition and are adequate for the business.

Item 3.  Legal Proceedings
- ------   -----------------
Expansion Plus, Inc. v. Brown-Forman Corporation, et al., (United States District Court for the Southern District of Texas, Houston Division, Civil Action No. H-94-3498.)

In 1988, Brown-Forman purchased a start-up credit card processing business from Expansion Plus, Inc. ("EPI"), which Brown-Forman developed into a much larger business and sold in 1993 for $31,250,000. Several months after the sale, EPI claimed that Brown-Forman never acquired full title to the credit card processing business, was obligated to return all or part of it to EPI, and that the sale of the business to a third party represented a conversion of assets owned by EPI.

In October, 1994, EPI filed a tort action against Brown-Forman and the purchaser of the business alleging conversion of property, tortious interference with contractual relationships, misappropriation of trade secrets and breach of a confidential relationship and seeking damages of $31,250,000 plus punitive damages in an amount ten times actual damages. Trial is scheduled for September, 1996.

On May 21, 1996, a Magistrate Judge entered a Memorandum and Recommendation that all of EPI's tort claims against Brown-Forman be dismissed. EPI has since filed Objections to the Magistrate's Recommendation and moved to amend its complaint to include a breach of contract claim against Brown-Forman. The District Judge will review and accept, modify or reject the Recommendations and decide whether to allow EPI to amend its complaint.

In the opinion of management, and based upon the advice of legal counsel, the disposition of this suit will not have a material adverse effect on the company's consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------   ---------------------------------------------------
None.


  Executive Officers of the Registrant
  ------------------------------------
                            Principal Occupation and
  Name               Age     Business Experience         Family Relationship
- -----------------    ---    ------------------------     -------------------
Owsley Brown II      53     Chairman of the company      Cousin to Owsley
                            since July, 1995.  Chief     Brown Frazier
                            Executive Officer of the
                            company since July 1993.
                            President of the company
                            from July 1987 to July 1993.

Owsley Brown Frazier 60     Vice Chairman of the         Cousin to Owsley
                            company since August 1983.   Brown II

William M. Street    57     Vice Chairman of the         None
                            company since July 1987.

Steven B. Ratoff     53     Executive Vice President     None
                            and Chief Financial Officer
                            of the company since December
                            1994.  Private investor in a
                            number of small privately-held
                            companies from February 1992
                            to November 1994. Senior Vice
                            President and Chief Financial
                            Officer for Pharmaceutical
                            Group of Bristol-Myers Squibb
                            from January 1990 to January
                            1992.

John P. Bridendall   46     Senior Vice President and    None
                            Director of Corporate
                            Development since July 1987.

Russell C. Buzby     62     Senior Vice President and    None
                            Executive Director of Human
                            Resources and Information
                            Services since July 1987.

Michael B. Crutcher  52     Senior Vice President,       None
                            General Counsel, and
                            Secretary since May 1989.

Richard E. Stearns   45     President and Chief           None
                            Executive Officer of Lenox,
                            Incorporated (a subsidiary
                            of the company) since
                            September 1995.  President
                            of Lenox, Incorporated from
                            April 1992 to September 1995.
                            President of Lenox Products
                            Group from May 1990 to April
                            1992.

Lois A. Mateus       49     Senior Vice President of      None
                            Corporate Communications
                            and Corporate Services
                            since January 1988.

                                  PART II

Item  5.   Market for the Registrant's Common Stock and Related Stockholder
- -------    ----------------------------------------------------------------
           Matters
           -------

Except as presented below, for the information required by this item refer to the section entitled "Quarterly Financial Information" appearing on the "Highlights" page of the 1996 Annual Report to Stockholders, which information is incorporated herein by reference.

Holders of record of Common Stock at May 28, 1996:
     Class A Common Stock (Voting)           3,045
     Class B Common Stock (Nonvoting)        5,051

The principal market for Brown-Forman common shares is the New York Stock Exchange.

Item 6.  Selected Financial Data
- ------   -----------------------
For the information required by this item, refer to the section entitled "Consolidated Selected Financial Data" appearing on page 17 of the 1996 Annual Report to Stockholders, which information is incorporated herein by reference in response to Item 8.

Item 7.  Management's Discussion and Analysis of Financial Condition and
- ------   ---------------------------------------------------------------
         Results of Operations
         ---------------------
For the information required by this item, refer to the section entitled "Management's Discussion and Analysis" appearing on pages 18 through 23 of the 1996 Annual Report to Stockholders, which information is incorporated herein by reference in response to Item 8.

Item 8.  Financial Statements and Supplementary Data
- ------   -------------------------------------------
For the information required by this item, refer to the Report of Management, Report of Independent Accountants, Consolidated Financial Statements, and Notes to Consolidated Financial Statements appearing on pages 24 through 35 of the 1996 Annual Report to Stockholders, which information is incorporated herein by reference. For selected quarterly financial information, refer to the section entitled "Quarterly Financial Information" appearing on the "Highlights" page of the 1996 Annual Report to Stockholders, which information is incorporated herein by reference.


Item  9.   Changes in and Disagreements with Accountants on Accounting  and
- -------    ----------------------------------------------------------------
           Financial Disclosures
           ---------------------
None.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant
- -------   --------------------------------------------------
For the information required by this item, refer to the following sections of the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held July 25, 1996, which information is incorporated herein by reference: (a) "Election of Directors" on page 1 through the footnote on page 2 (for information on directors); and (b) the last paragraph on page 4 (for information on delinquent filings). Also, see the information with respect to "Executive Officers of the Registrant" under
Part I hereof, which information is incorporated herein by reference.

Item 11.  Executive Compensation
- -------   ----------------------
For the information required by this item, refer to the section entitled "Executive Compensation" on pages 5 through 14 of the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held July 25, 1996, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
- -------   --------------------------------------------------------------
For the information required by this item, refer to the section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing on pages 3 and 4 of the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held July 25, 1996, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
- -------   ----------------------------------------------
For the information required by this item, refer to the section entitled "Transactions with Management" appearing on page 14 of the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held July 25, 1996, which information is incorporated herein by reference.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
- -------   ----------------------------------------------------------------
(a)  1 and 2 - Index to Consolidated Financial Statements and Schedules:

                                                         Reference
                                                  ------------------------
                                                                  Annual
                                                    Form 10-K    Report to
                                                 Annual  Report Stockholders
                                                     Page         Page(s)
                                                 -------------- ------------
    Incorporated by reference to the company's
      Annual Report to Stockholders for the
         year ended April 30, 1996:

      Report of Management*                            --          24
      Consolidated Statement of Income for the
         years ended April 30, 1996, 1995, and 1994*   --          25
      Consolidated Balance Sheet at April 30, 1996,
         1995, and 1994*                               --       26 - 27
      Consolidated Statement of Cash Flows for the
         years ended April 30, 1996, 1995, and 1994*   --          28
      Consolidated Statement of Stockholders' Equity
         for the years ended April 30, 1996, 1995,
         and 1994*                                     --          29
      Notes to Consolidated Financial Statements*      --       30 - 35

    Report of Independent Accountants                 S-1          --

    Consolidated Financial Statement Schedule:
      II - Valuation and Qualifying Accounts          S-2          --

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
     Filed Herewith:

Exhibit Index
- -------------
  4(c)  Amendment  No.  1  dated as of February 23,  1996,  to  the  Credit
        Agreement referenced in the Previously Filed Exhibit Index as 4 (a)

    13  Company's Annual Report to Stockholders for the year ended April 30,
        1996, but only to the extent set forth in Items 1, 5, 6, 7, and 8 of the company's Annual Report on Form 10-K for the year ended
        April 30, 1996.


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

   4(a) Credit Agreement dated as of November 30, 1994, among the company and a group of United States and international banks, which is incorporated herein by reference to Brown-Forman Corporation's
        10-K filed on July 17, 1995.

   4(b) The Form of Indenture dated as of March 1, 1994 between the company and The First National Bank of Chicago, as Trustee, which is incorporated herein by reference to Brown-Forman Corporation's
        Form S-3 (Registration No. 33-52551) filed on March 8, 1994.

  10(a) Description of compensation arrangement with W. L. Lyons Brown, Jr., which is incorporated herein by reference to Brown-Forman
        Corporation's 10-K filed on July 17, 1995.

  10(b) A description of the Brown-Forman Omnibus Compensation Plan, which is incorporated herein by reference to the Appendix of the registrant's definitive proxy statement for the Annual Meeting of Stockholders held on July 27, 1995.

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


  10(f) A description of the Brown-Forman Savings Plan is incorporated herein by reference to page 10 of the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 25, 1996.

  10(g) A description of the Brown-Forman Flexible Reimbursement Plan is incorporated herein by reference to page 10 of the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 25, 1996.

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.


                                SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          BROWN-FORMAN CORPORATION
                                 (Registrant)



                          /s/ Owsley Brown II
                          -------------------------------------------------
Date:  May 23, 1996       By:  Owsley Brown II
                          Chairman of the Board and Chief Executive Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on May 23, 1996 as indicated:


/s/ Barry D. Bramley     /s/ Geo. Garvin Brown III    /s/ Owsley Brown II
_____________________    _________________________    _______________________
By: Barry D. Bramley     By: Geo. Garvin Brown III    By: Owsley Brown II
    Director                 Director                     Director, Chairman
                                                          of the Board and
                                                          Chief Executive
                                                          Officer

/s/ W. L. Lyons Brown, Jr.  /s/ Donald G. Calder     /s/ Owsley Brown Frazier
_________________________   ______________________   _______________________
By: W. L. Lyons Brown, Jr.  By: Donald G. Calder     By: Owsley Brown Frazier
    Director                    Director                 Director, Vice
                                                         Chairman of the
                                                         Board

/s/ Richard P. Mayer        /s/ Stephen E. O'Neil    /s/ William M. Street
____________________        _____________________    _______________________
By: Richard P. Mayer        By: Stephen E. O'Neil    By: William M. Street
    Director                    Director                 Director, Vice
                                                         Chairman of the
                                                         Board

/s/ James S. Welch          /s/ Steven B. Ratoff     /s/ Thomas P. Burnet
_____________________       _____________________    _______________________
By: James S. Welch          By: Steven B. Ratoff     By: Thomas P. Burnet
    Director                    Executive Vice           (Principal Accounting
                                President and            Officer)
                                Chief Financial          Brown-Forman
                                Officer                  Corporation
                                (Principal Financial
                                Officer)                 Senior Vice
                                                         President and
                                                         Chief Financial
                                                         Officer
                                                         Brown-Forman
                                                         Beverages Worldwide


REPORT OF INDEPENDENT ACCOUNTANTS



Brown-Forman Corporation
Louisville, Kentucky


We  have  audited  the  consolidated financial statements  of  Brown-Forman
Corporation and Subsidiaries as of April 30, 1996, 1995, and 1994, and  for
the  years then ended, which financial statements are included on pages  25 through  35  of  the  1996  Annual Report to Stockholders  of  Brown-Forman
Corporation and incorporated by reference herein.  We have also audited the financial statement schedule listed in the index on page 14 of this Form
10-K.   These  financial statements and financial statement schedule  are the responsibility  of  the  company's management.  Our  responsibility  is  to express  an  opinion on these financial statements and financial  statement schedule based on our audits.

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

In  our opinion, the financial statements referred to above present fairly, in  all  material respects, the consolidated financial position  of  Brown-
Forman  Corporation and Subsidiaries as of April 30, 1996, 1995,  and  1994
and  the consolidated results of their operations and their cash flows  for the  years  then  ended  in conformity with generally  accepted  accounting principles.  In addition, in our opinion, the financial statement  schedule referred  to  above,  when considered in relation to  the  basic  financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As  discussed in Note 3 to the consolidated financial statements,  in  1994 the company adopted changes in its methods of accounting for postretirement benefits other than pensions, postemployment benefits, and contributions.




Coopers & Lybrand L.L.P.
Louisville, Kentucky
May 28, 1996


                 BROWN-FORMAN CORPORATION AND SUBSIDIARIES
              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

            For the Years Ended April 30, 1996, 1995, and 1994
                         (Expressed in thousands)

            Col. A            Col. B        Col. C       Co. D      Col. E
            ------            ------        ------       -----      ------
                                           Additions
                                           ---------
                             Balance        Charged                 Balance
                             Beginning       Costs                    End
                                of           and                      of
          Description         Period       Expenses    Deductions   Period
          -----------        ---------     --------    ----------   -------

1996
    Allowance for Doubtful    $14,061      $ 9,386     $10,241(1)   $13,206
        Accounts

1995
    Allowance for Doubtful    $12,006      $ 9,343     $7,288(1)    $14,061
        Accounts

1994
    Allowance for Doubtful    $10,432      $10,538     $8,964(1)    $12,006
        Accounts


 (1)  Doubtful accounts written off, net of recoveries.

                                                  Exhibit (4)
                                                  EXECUTION COPY

                        AMENDMENT NO. 1
                 DATED AS OF FEBRUARY 23, 1996
                               to
                        CREDIT AGREEMENT
                 DATED AS OF NOVEMBER 30, 1994

     This Amendment No. 1 (this "Amendment") is entered into as of February 23, 1996, by and among Brown-Forman Corporation, a Delaware corporation (the "Company"), the undersigned Banks, The First National Bank of Chicago and Morgan Guaranty Trust Company of New York, as Co-Agents, and The First National Bank of Chicago, as Administrative Agent, under the Credit Agreement referred to below. The parties hereto agree as follows:

      WHEREAS, the Company, the Administrative Agent, the Co-Agents and the Banks are parties to that certain Credit Agreement dated as of November 30, 1994 (the "Credit Agreement"); and

      WHEREAS, the Company, the Administrative Agent, the Co-Agents and the Banks desire to amend the Credit Agreement in certain respects more fully described hereinafter;

     NOW, THEREFORE, in consideration of the undertakings set forth herein, the parties hereto hereby agree as follows:

      1.   Defined Terms.   Capitalized terms used herein, including in the
Preamble and Recitals, and not otherwise defined herein shall have the meanings attributed to them in the Credit Agreement.

     2.   Amendments to the Credit Agreement.

      2.1. The definition of "Applicable Margin" set forth in Article I is hereby amended by deleting it in its entirety and inserting in lieu thereof the following:

           "'Applicable Margin' means (i) for any day on which Level I Status exists, 0.135 of 1% per annum, (ii) for any day on which Level II Status exists, 0.15 of 1% per annum, (iii) for any day on which Level III Status exists, 0.18 of 1% per annum, and (iv) for any day on which Level IV Status exists, 0.275 of 1% per annum. Reference is hereby made to the Pricing Schedule set forth in Section 2.4.5(c) for an illustration of the relationship between the Applicable Margin and the Status Levels."

      2.2. The definition of "Termination Date" set forth in Article I is hereby amended by deleting the date "November 30, 1999" where it appears therein and inserting the date "February 23, 2001" in lieu thereof.

      2.3. The definition of "Usage Fee" set forth in Article I is hereby amended by deleting it in its entirety.

      2.4. Clause (a) of Section 2.4.5 is hereby amended by deleting it in its entirety and inserting in lieu thereof the following:

          "(a) Facility Fees. The Company hereby agrees to pay to the Administrative Agent for the account of each Bank a facility fee (the "Facility Fee") of (a) for any day on which Level I Status exists,
     0.065 of 1% per annum, (b) for any day on which Level II Status exists, 0.075 of 1% per annum, (c) for any day on which Level III Status exists, 0.09 of 1% per annum, and (d) for any day on which Level IV Status exists, 0.125 of 1% per annum, on the Aggregate Commitment for the period from February 23, 1996, to but excluding the Termination Date (or such earlier date on which the Aggregate Commitment shall terminate), payable in arrears on each Payment Date (the first such payment to be made on April 15, 1996) and on the Termination Date (or such earlier date on which the Aggregate Commitment shall terminate) for any period then ending for which such fee shall not have been theretofor paid. The Company shall give prompt notice to the Administrative Agent of any changes in the Status Level in accordance with Section 6.15."

      2.5. Clause (b) of Section 2.4.5 is hereby amended by deleting it in its entirety and inserting in lieu thereof the following:

          "(b)  [Intentionally Omitted]."

      2.6 Clause (c) of Section 2.4.5, is hereby amended by deleting it in its entirety and inserting in lieu thereof the following:

           "(c)   The  following schedule illustrates  how  the  Applicable
     Margin and Facility Fees will apply to the Company in different Status
     Levels:


          PRICING SCHEDULE (expressed in basis points per annum)
          -----------------------------------------------------

Status Level     Level I       Level II      Level III       Level IV
- ------------     -------       --------      ---------       --------
                               At least
                  Higher      equal to A+    Lower than      Lower than
Ratings           than A+     and A1 but     Level II        A- or A3
S&P/Moody's       and A1      not higher     and higher
                              than both A+   than or
                                and A1       equal to A-
                                             and A3
Facility Fee       6.5         7.5              9               12.5

Applicable        13.5          15             18               27.5"
Margin


      3. Representations and Warranties. In order to induce the Administrative Agent, the Co-Agents and the Banks to enter into this Amendment, the Company hereby represents and warrants to the Administrative Agent, the Co-Agents and the Banks as of the date of this Amendment that:

           (a) The execution and delivery by the Company of this Amendment and the performance of its obligations under the Credit Agreement, as amended by this Amendment, and under the Notes are within the Company's corporate powers, have been duly authorized by all necessary corporate proceedings, have received all necessary governmental approvals (if any shall be required), and do not and will not contravene or conflict with any provision of, or result in the creation or imposition of a Lien upon any properties of the Company or any Subsidiary under, any law, or the charter or by-laws of the Company or any Subsidiary, or any agreement, indenture or instrument to which the Company or any Subsidiary is a party or by which it or its property is bound.

           (b) The Credit Agreement, as amended by this Amendment, is the valid and binding obligation of the Company enforceable against the

     Company in accordance with its terms, except as enforceability may be limited by bankruptcy, insolvency or similar laws affecting the enforcement of creditor's rights generally.

          (c) The representations and warranties contained in Article V of the Credit Agreement are true and correct on and as of the date of this Amendment.

          (d)  There exists no Default or Unmatured Default.

      4. Amendment Effective Date. This Amendment shall become effective as of the date first written above upon receipt by the Administrative Agent, with sufficient copies for the Co-Agents and the Banks, of counterparts of this Amendment duly executed by the Company, the Administrative Agent, the Co-Agents and each of the Banks.

      5. Ratification of the Credit Agreement. All of the terms, conditions and covenants of the Credit Agreement, except as specifically amended herein, shall remain in full force and effect. The Credit Agreement as amended herein is hereby ratified, approved and confirmed in all respects.

     6. Reference to the Credit Agreement. From and after the date first above written, each reference in the Credit Agreement to "this Agreement", "hereof", "hereunder" or words of like import, and all references to the Credit Agreement in any and all agreements, instruments, documents, notes, certificates and other writings of every kind and nature, shall be deemed to mean the Credit Agreement, as amended by this Amendment.

     7. Costs and Expenses. The Company agrees to pay all costs, fees and out-of-pocket expenses (including attorney's fees and time charges of attorneys for the Administrative Agent, which attorneys may be employees of the Administrative Agent) incurred by the Administrative Agent in connection with the enforcement of this Amendment. The Company's obligations under this Paragraph 7 shall survive any termination of the Credit Agreement or this Amendment.

      8. CHOICE OF LAW. THIS AMENDMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS OF THE STATE OF ILLINOIS (WITHOUT APPLICATION OF THE CONFLICT OF LAWS PRINCIPLES THEREOF).

      9. Counterparts. This Amendment may be executed in any number of counterparts, all of which taken together shall constitute one amendment.

      IN WITNESS WHEREOF, the Company, the Administrative Agent, the Co-Agents and each of the undersigned Banks have executed this Amendment as of the date first above written.

                         BROWN-FORMAN CORPORATION

                             /s/ Terry Lange
                         By: ________________________________
                         Title: Assistant Treasurer

                             /s/ Garrison R. Cox
                         By: ________________________________
                         Title: Assistant Vice President and
                                Assistant Secretary

                         THE FIRST NATIONAL BANK OF CHICAGO,
                          Individually,  as Co-Agent and as  Administrative
                          Agent

                         By: /s/ Robert R. Bourke
                             --------------------------------
                         Title: Senior Vice President

                         MORGAN GUARANTY TRUST COMPANY OF
                         NEW YORK, Individually and as Co-Agent

                         By: /s/ Laura E. Reim
                             --------------------------------
                         Title: Vice President

                         ABN AMRO BANK N.V.

                         By: /s/ James Janovsky
                             --------------------------------
                         Title: Group Vice President

                         BANK OF AMERICA NATIONAL TRUST
                         AND SAVINGS ASSOCIATION

                         By: /s/ James O'Keane
                             --------------------------------
                         Title: Senior Vice President

                         By: /s/ Raju N. Patel
                             --------------------------------
                         Title: Assistant Vice President

                         BANK OF MONTREAL

                         By: /s/ Randall Becker
                             --------------------------------
                         Title: Managing Director

                         CITIBANK N.A.

                         By: /s/ David L. Harris
                             --------------------------------
                         Title: Assistant Vice President

                         CORESTATES BANK, N.A.

                         By: /s/ Thomas J. McDonnell
                             --------------------------------
                         Title: Vice President

                         FIRST NATIONAL BANK OF BOSTON

                         By: /s/ Howard V. Hennigar, Jr.
                             --------------------------------
                         Title: Managing Director

                         THE INDUSTRIAL BANK OF JAPAN TRUST
                         COMPANY

                         By: /s/ J. Kenneth Biegen
                             --------------------------------
                         Title: Senior Vice President

                         MELLON BANK, N.A.

                         By: /s/ Mark Johnston
                             --------------------------------
                         Title: Assistant Vice President

                         NATIONAL CITY BANK, KENTUCKY

                         By: /s/ Deroy Scott
                             --------------------------------
                         Title: Vice President

                         PNC BANK, KENTUCKY, INC.

                         By: /s/ Brennan T. Danile
                             --------------------------------
                         Title: Commercial Banking Officer

                         SWISS BANK CORPORATION

                         By: /s/ H. Clark Worthley
                             --------------------------------
                         Title: Associate Director

                         By: /s/ Sean W. Kelly
                             --------------------------------
                         Title: Associate Director

                         THE SANWA BANK, LIMITED, ATLANTA AGENCY

                         By: /s/ Shinji Osumi
                             --------------------------------
                         Title: Vice President

                         THIRD NATIONAL BANK IN NASHVILLE

                         By: /s/ Scott Corley
                             --------------------------------
                         Title: Assistant Vice President

                         WACHOVIA BANK OF GEORGIA, N.A.

                         By: /s/ Terence C. Snellings
                             --------------------------------
                         Title: Senior Vice President

                         WESTDEUTSCHE LANDESBANK
                         GIROZENTRALE,  NEW YORK AND
                         CAYMAN ISLANDS BRANCHES

                         By: /s/ Alan S. Bookspan
                             --------------------------------
                         Title: Vice President

                         By: /s/ Karen E. Hoploch
                             --------------------------------
                         Title: Vice President


                         SOCIETE GENERALE

                         By: /s/ Steve Fercho
                             --------------------------------
                         Title: Vice President

                                                               Exhibit 13
                             HIGHLIGHTS
(Expressed in millions, except per share amounts and ratios)

                                             1996        1995      % Change
                                           ------      ------      --------
Net Sales                                  $1,807      $1,680         8%
Operating Income                           $  274      $  268         2%
Net Income                                 $  160      $  149         7%
Earnings Per Share                         $ 2.31      $ 2.15         7%
Cash Dividends Per Share                   $ 1.02      $  .97         5%
Return on Average Invested Capital           19.7%       19.5%
Return on Average Common Stockholders'
  Equity                                     27.5%       30.1%


Regular cash dividends have been paid for the fifty-first consecutive year.

                      QUARTERLY FINANCIAL INFORMATION

            (Expressed in millions, except per share amounts)

                                                       Per Share of Common Stock
                                              -----------------------------------------
                                                       Cash           Market Price (High-Low)
                Net      Gross      Net       Net    Dividends   ---------------------------------
               Sales     Profit    Income    Income    Paid         Class A           Class B
- --------------------------------------------------------------------------------------------------
Fiscal 1996   $1,807      $880      $160     $2.31    $1.016     $42.00 - $32.25   $42.50 - $31.50
Quarters
Fourth           427       212        36       .52     .2600      42.00 -  36.63    42.50 -  36.50
Third            451       216        39       .55     .2600      39.38 -  36.50    39.75 -  36.25
Second           518       249        53       .77     .2480      40.25 -  33.88    40.75 -  33.63
First            411       203        32       .46     .2480      35.00 -  32.25    34.88 -  31.50

Fiscal 1995   $1,680      $824      $149     $2.15    $.9694     $34.13 - $26.75   $33.88 - $26.13
Quarters
Fourth           404       206        34       .49     .2480      34.13 -  30.75    33.88 -  30.38
Third            431       211        38       .54     .2480      32.25 -  28.50    32.50 -  27.88
Second           475       224        49       .71     .2367      30.88 -  26.75    31.38 -  26.13
First            370       183        28       .41     .2367      30.08 -  26.75    30.29 -  26.38


                        FINANCIAL TABLE OF CONTENTS

                                   17
                    Consolidated Selected Financial Data
                                   18
                    Management's Discussion and Analysis
                                   24
                           Report of Management
                                   24
                     Report of Independent Accountants
                                   25
                     Consolidated Statement of Income
                                   26
                       Consolidated Balance Sheet
                                   28
                   Consolidated Statement of Cash Flows
                                   29
              Consolidated Statement of Stockholders' Equity
                                   30
                Notes to Consolidated Financial Statements

                              CONSOLIDATED SELECTED FINANCIAL DATA
For Fiscal Year Ended April 30,
(Expressed in millions, except per share amounts and ratios)


Operations                     1996    1995    1994    1993    1992   1991   1990   1989   1988   1987   1986
- ----------                     ----    ----    ----    ----    ----   ----   ----   ----   ----   ----   ----
Net Sales                    $1,807   1,680   1,628   1,658   1,496  1,366  1,279  1,262  1,330  1,374  1,264
Operating Income             $  274     268     240     255     234    223    225    208    192    182    190
Income Before
Cumulative Effect of
Accounting Changes           $  160     149      161    156     146    145     81    144    103     90     86
Cumulative Effect of
Accounting Changes           $    _       _      (32)     _       _      _     12      _      _      _      _
Net Income                   $  160     149      129    156     146    145     93    144    103     90     86
Earnings Per Common
Share:
   Income Before
   Cumulative Effect of
   Accounting Changes        $ 2.31    2.15     2.04   1.88   1.76    1.74    .96   1.72   1.08    .93    .89
   Cumulative Effect of
   Accounting Changes        $    _       _     (.41)     _      _       _    .14      _      _      _      _
   Net Income                $ 2.31    2.15     1.63   1.88   1.76    1.74   1.10   1.72   1.08    .93    .89
Cash Dividends  Per
Common Share                 $ 1.02     .97      .93    .86    .78     .72    .63    .51    .41    .30    .22

Invested Capital in
the Business

Average Invested Capital     $  875     835      900    925    823     743    704    671    727    802    777
Average Common
Stockholders' Equity         $  578     493      629    765    686     616    564    493    510    547    485
Total Assets                 $1,381   1,286    1,234  1,311  1,194   1,083  1,021  1,003    932  1,057  1,038
Long-Term Debt               $  211     247      299    154    114     112    114    115    191    199    236

Ratios
Return on Average
Invested Capital               19.7%   19.5%    15.4%  18.0%  18.8%   20.5%  14.6%  23.8%  15.7%  12.6%  12.9%
Return on Average Common
Stockholders' Equity           27.5%   30.1%    20.4%  20.4%  21.3%   23.5%  16.3%  29.2%  20.2%  16.3%  17.7%
Total Long-Term Debt to
Total Long-Term Capital        25.0%   31.1%    39.2%  15.9%  13.4%   14.5%  16.1%  17.2%  29.5%  25.3%  30.9%
Total Cash Dividends Paid to
Net Income                     44.2%   45.3%    57.5%  45.8%  44.4%   41.7%  57.4%  29.8%  38.9%  32.8%  25.3%
Current Assets to
Current Liabilities            2.5:1   2.4:1    2.3:1  3.4:1  3.0:1   3.3:1  3.0:1  2.5:1  2.7:1  2.8:1  2.5:1


Notes:
1. Includes the operations of Fetzer Vineyards and Dansk International Designs Ltd., since their acquisitions on August 31, 1992, and July 2, 1991, respectively.
2. On October 15, 1993, the company sold Brown-Forman Enterprises, its credit card processing operations, resulting in an after-tax gain of $18 million.
3. On January 31, 1989, the company sold the U.S. marketing rights for Martell Cognacs resulting in an after-tax gain of $22 million.
4. On April 27, 1988, the company sold the ArtCarved jewelry division resulting in an after-tax gain of $17 million.
5. Net income was reduced $60 million and $33 million to reflect the write-off of the intangible assets of California Cooler in 1990 and 1988, respectively.
6. Earnings per common share are based on the weighted average number of common shares outstanding during each year; both earnings and cash dividends per common share have been appropriately adjusted for the 3-for-1 and 3-for-2 stock splits in fiscal 1994 and 1987, respectively.
7. Return on Average Invested Capital is defined as the sum of net income (excluding extraordinary items) and the after-tax cost of interest expense, divided by average invested capital. Average invested capital is the sum of all interest bearing debt and preferred and common equity, averaged at year end.
8. Return on Average Common Stockholders' Equity is defined as the sum of income applicable to common stock divided by average common stockholders' equity.
9. Total Long-Term Debt to Total Long-Term Capital is defined as long-term debt divided by the sum of long-term debt and preferred and common equity.

MANAGEMENT'S  DISCUSSION AND ANALYSIS

This discussion and analysis supplements the consolidated financial statements beginning on page 25 and will assist the reader in evaluating Brown-Forman's fiscal 1996 results of operations, financial position, and cash flows. Included in the Chairman's Letter, beginning on page 2, and this Management's Discussion and Analysis are certain forward-looking statements reflecting management's expectations. Forward-looking statements may be significantly impacted by certain risks and uncertainties described herein and in the Company's Annual Report on Form 10-K for the year ended April 30, 1996.

CONSOLIDATED SALES AND EARNINGS

Fiscal 1996 Compared to 1995

Net sales reached record levels in fiscal 1996, growing $127 million, or 8%. Sales of wines and spirits surged 14%, aided by successful new product introductions, continued international expansion, and vibrant growth of the company's wine brands. A 5% sales decline for the consumer durables segment reflected significantly lower response rates for the Lenox direct mail business and a generally soft retail environment for consumer durables.

International sales increased 27% in fiscal 1996, largely attributable to a double-digit growth rate for Jack Daniel's. Overseas sales represented 18% of Brown-Forman's 1996 revenues, excluding excise taxes, and 16% in both fiscal 1995 and fiscal 1994. The effect of foreign currency exchange rate fluctuations on consolidated net sales was not material.

                    [Brown-Forman Geographic Sales Mix
                         (excluding excise taxes)
                                  graph]

Operating income improved $6 million, or 2%, during fiscal 1996, driven by an $18 million increase in the wines and spirits segment. Operating income growth in the wines and spirits segment was generated from the same sources responsible for increased sales _ new products, international expansion, and higher wine volume. The consumer durables segment experienced an $11 million drop in operating income, principally related to the sharp decline in consumer demand for collectible products marketed by the Lenox direct marketing division.

                              [Operating Income
                                   graph]

Earnings reached a record $2.31 per share, up 7% over fiscal 1995. Earnings growth was derived from higher operating income, lower net interest expense, and a favorable effective tax rate. The drop in Brown-Forman's fiscal 1996 effective tax rate reflects benefits from foreign operations and a shift in the earnings mix towards businesses that carry a lower relative tax rate. The company's effective tax rate is expected to increase slightly in fiscal 1997, reflecting a curtailment of certain overseas benefits.

                            [Earnings Per Common Share
                                      graph]

Fiscal 1995 Compared to 1994

Net sales increased $51 million, or 3%, in fiscal 1995. Higher sales of wines and spirits were attributable to volume growth of Jack Daniel's, Fetzer California wines, Korbel Champagnes, and the national introduction of Tropical Freezes. Consumer durable revenues were up 5%, following broad-based volume gains across most Lenox divisions. Increases were partially offset by the absence of revenues from the company's credit card processing business, which was sold in fiscal 1994.

Operating income, excluding unusual items in the prior year, increased
$19 million, or 8%, during fiscal 1995. Approximately $11 million of this growth was derived from a strong sales performance and increased operational efficiencies in the consumer durables segment. The wines and spirits segment contributed an additional $9 million of operating income as a result of improved sales coupled with lower advertising expenses in the cocktails category.

Earnings per share in fiscal 1995 were boosted by a reduction in the average number of common shares outstanding following a January 1994 stock repurchase. While the repurchase had a positive impact on earnings per share, associated financing costs reduced fiscal 1995 net income by approximately $9 million. A higher effective tax rate in fiscal 1995 resulted from a reduction of overseas tax benefits, a favorable adjustment to tax accruals in the prior year, and improved profits from the consumer durables business, which bears a relatively higher effective tax rate.

SHAREHOLDER RETURNS

Brown-Forman's most important financial objective is to increase the value of its stockholders' investment. Long-term growth in the market value of the company's stock is a good indication of our success in delivering an attractive return to shareholders. A $100 investment in Brown-Forman's Class B stock ten years ago would have grown to $462 by the end of fiscal 1996, assuming reinvestment of all dividends and ignoring personal taxes and transaction costs. This represents a market value increase of 17% annually over the ten-year period.

The market value of an investment in Brown-Forman rose 23% in fiscal 1996 - an impressive performance, although below a strong 31% gain by the S&P
500 for the same period.

                        [Total Shareholder Return
                     (including dividend reinvestment)
                                  graph]

Return on average invested capital grew from 19.5% to 19.7% in fiscal 1996, reflecting profitable growth of the wines and spirits segment and careful management of capital invested in the consumer durables segment.

                   [Return on Average Invested Capital
                                  graph]

Return on average common stockholders' equity, benefiting from the company's January 1994 share repurchase, grew to 30.1% in fiscal 1995. A decline to 27.5% in fiscal 1996 reflects the impact of reducing the company's debt as a percentage of total capital.



              [Return on Average Common Stockholders' Equity
                                  graph]

SHARE REPURCHASE AND STOCK SPLIT

On January 14, 1994, the company concluded a Dutch auction tender offer, acquiring 2,734,452 shares of Class A and 10,933,518 shares of Class B common stock at a total cost of $408 million. While interest costs associated with the share repurchase lowered net income, the transaction had a positive effect on earnings per share, adding an incremental $.15 to fiscal 1995 and $.07 to fiscal 1994.

During 1994, the company effected a three-for-one stock split for all shares of Class A and Class B common stock, distributed on May 20, 1994, in the form of a stock dividend. Also during 1994, the company retired its treasury stock. The Consolidated Statement of Stockholders' Equity details the impact of this retirement.

WINES AND SPIRITS SEGMENT

Summary of Operating Performance
(Expressed in millions, except percentages)

                             1996      1995        1994
                             ----      ----        ----
Net Sales                   $1,294    $1,138      $1,105
    % Change                   14%        3%        (1%)
Operating Income            $  262    $  244      $  235
    % Change                    8%        4%        (4%)


The wines and spirits business is Brown-Forman's largest segment, representing 72% of net sales in fiscal 1996, and 68% in both fiscal 1995 and 1994.

Fiscal 1996 Compared to 1995

Net sales in fiscal 1996 increased $156 million, or 14%. Strong consumer demand for Tropical Freezes, continued increases in worldwide volume of Jack Daniel's and Southern Comfort, and a double-digit rate of growth for several of the company's premium wine brands all contributed to record beverage sales. The company's wine business continued to benefit from media reports on scientific research indicating that moderate consumption of beverage alcohol helps reduce the risk of heart disease. Volume levels for Brown-Forman's other major spirit brands were lower, largely reflecting consumption trends in the U.S.

One of the company's principal growth initiatives is to accelerate its expansion into international markets. Beverage sales outside the U.S.
grew strongly in fiscal 1996, up 29%. International sales in fiscal 1996 represented 25% of sales, excluding excise taxes, compared to 22% in fiscal 1995.

                  [Wines and Spirits Geographic Sales Mix
                          (excluding excise tax)
                                  graph]

Another major growth initiative for Brown-Forman is to add new beverage products, by either internal development or acquisition. Fully 22% of fiscal 1996 beverage sales, excluding excise taxes, were generated from new products introduced or brands added within the past five years.

                        [Sales of Wines and Spirits
                         (excluding excise taxes)
                                  graph]

Gross profit performance is a key measure tracked by the company to gauge the quality of volume growth. Wines and spirits gross profit grew at the same rate as sales in fiscal 1996 - 14% - indicating that incremental sales carried healthy margins.

Operating income increased $18 million, or 8%, to a record level in fiscal
1996.   Contributing to earnings growth were higher overseas sales of
Jack Daniel's, increased consumer demand for the company's premium wine brands, successful new product introductions, and modest price increases on selected major spirits brands in the domestic market. The segment's operating margin declined from 21.4% to 20.2% in fiscal 1996. This reflects investments associated with expansion into new international markets and increased advertising expenses related to both established brands and new product introductions.

Fiscal 1995 Compared to 1994

Net sales in fiscal 1995 rose $33 million, or 3%, as a result of increased sales of Jack Daniel's, Korbel Champagne, Fetzer California wines, and the national introduction of Tropical Freezes. Volume levels for Brown-Forman's other major spirit brands were lower, largely reflecting consumption trends in the U.S. Domestic volume declines were offset by price increases on most major brands.

Operating income improved $9 million, or 4%, in fiscal 1995 following increased worldwide sales volumes of Jack Daniel's, lower advertising expense in the cocktails category, and higher overall gross margins. The increase was partially offset by investments associated with the company's international expansion initiative.

Business Environment

The sale of beverage alcohol around the world takes place against a backdrop of long-standing public debate over the role of drinking in society. Brown-Forman and the public are rightfully concerned about alcohol abuse. The company strongly opposes abusive drinking and contributes significant amounts of money to programs aimed at curbing and understanding alcohol abuse. Brown-Forman also supports and abides by industry marketing and advertising codes.

Critics of beverage alcohol, however, seek to restrict overall alcohol consumption, not just alcohol abuse. These industry opponents promote policies such as sales and advertising restrictions, punitive taxes, and litigation to seek reimbursement for Medicaid costs from manufacturers. Adoption of some or all of these policies could adversely affect Brown-Forman's beverage business. Brown-Forman believes that adults have the right to make an informed choice about whether to drink and will continue to oppose these efforts to deter responsible consumption through sales and advertising restrictions, warning requirements, punitive taxes, or the dissemination of biased information about alcohol and health.

Beverage alcohol sales are particularly sensitive to higher rates of tax, which increase the shelf price to the consumer. Although the company is not aware of any pending legislative proposal to increase U.S. federal excise taxes, several states have considered such taxes in the last year. If Congress goes forward with efforts to return responsibility for expensive social programs to the states, many more states are likely to consider similar regressive taxes despite the fact that the last federal excise tax increase on spirits resulted in a loss of revenues. If such taxes were increased at the federal level or in major market states, they would adversely affect the market for beverage alcohol.

CONSUMER DURABLES SEGMENT

Summary of Operating Performance
(Expressed in millions, except percentages)

                                 1996         1995         1994
                                 ----         ----         ----
Net Sales                        $513         $542         $513
   % Change                       (5%)          5%          (1%)
Operating Income:
   As Reported                   $ 27         $ 38         $ 19
       % Change                  (29%)        102%         (22%)
   Excluding Unusual Items       $ 27         $ 38         $ 27
       % Change                  (29%)         41%          (4%)



The consumer durables segment represented 28% of Brown-Forman's net sales in fiscal 1996, and 32% in both fiscal 1995 and 1994.

Fiscal 1996 Compared to 1995

Net sales declined $29 million, or 5%, in fiscal 1996, primarily attributable to a sharp decline in consumer response rates at Lenox Collections. Results were also affected, to a lesser extent, by a difficult retail environment for outlet stores and consolidation within the department store distribution channel.

Operating income decreased $11 million, or 29%, principally from the decline in customer response rates within the direct mail collectible business. Although fiscal 1996 results were disappointing, initiatives in recent years have helped boost Lenox's U.S. market share for fine china dinnerware to 41%. Lenox now has eight of the top ten china patterns sold through U.S. department stores. Management continues to believe that numerous opportunities exist to leverage our well-known brand names by developing new products and utilizing new channels of distribution.

Fiscal 1995 Compared to 1994

Net sales in fiscal 1995 increased $28 million, or 5%, driven by sales growth of Lenox China, Lenox retail operations, Lenox Collections, and Dansk. Sales growth for the segment resulted principally from increases in volume.

Operating income, excluding unusual items in fiscal 1994, improved $11
million, or 41%, in fiscal 1995.   Increased earnings were attributable to
solid sales growth, reduced manufacturing costs, and lower selling, general, and administrative costs throughout the consumer durables segment.

OTHER SEGMENT

Effective November 1, 1993, the company discontinued the use of this segment. See Note 4, on page 31, for information related to the sale of the company's credit card processing business during fiscal 1994. Net sales in fiscal 1994 were $10 million.


UNUSUAL ITEMS

Several unusual items lowered reported earnings per share in fiscal 1994 and 1993. Notes 3, 4, 9, and 13 of the consolidated financial statements discuss these items in detail. The impact of unusual items on earnings per share is summarized as follows:

                                                1994           1993
                                                ----           ----
EPS before unusual items                       $1.92          $1.91
Unusual items:
    Gain on sale of business                     .23              _
    Adoption of new accounting standards        (.41)             _
    Higher  tax legislation                     (.04)             _
    Consumer durables charges                   (.07)          (.03)
                                               -----          -----
EPS as reported                                $1.63          $1.88
                                               =====          =====


There were no unusual items in fiscal 1996, 1995, or 1992.

LIQUIDITY AND CAPITAL RESOURCES

Brown-Forman's cash flows from operations continue to provide more than adequate capital to meet operating and capital expenditure requirements, pay record dividends, and fund acquisition opportunities. The company considers its ability to internally generate cash to be a significant financial strength. Both of Brown-Forman's segments generate positive cash flow after capital spending.

Free cash flow is the cash remaining from operations after satisfying internal and external business reinvestment opportunities. A consolidated statement of cash flows is summarized as follows:

(Expressed in millions)
                                  1996          1995          1994
                                  ----          ----          ----
Cash flows provided by
(used in):
    Operations                    $171          $197          $221
    Investment activities          (71)          (43)           20
                                  ----          ----          ----
Free Cash Flow                     100           154           241
Cash flows provided by
(used in):
    Financing
        Acquisition of
        treasury stock               _             _          (408)
        Dividends                  (71)          (67)          (74)
        Change in debt             (37)          (56)          197
                                  ----          ----          ----
Increase (decrease) in cash       $ (8)         $ 31          $(44)
                                  ====          ====          ====


Cash provided by operations decreased $26 million in fiscal 1996, primarily as a result of reduced earnings at Lenox, a build-up of low alcohol beverage inventories in advance of seasonal requirements, and higher accounts receivable reflecting an increased mix of international sales which generally carry longer credit terms. Fiscal 1995 cash from operations also reflect an increased investment in beverage inventories.

The company issued $30 million in medium-term notes in fiscal 1996 in order to pay down short-term borrowings. The company has a $300 million revolving credit agreement that expires in fiscal 2001. At April 30, 1996, the company had no outstanding borrowings under this agreement. At April 30, 1996, the company had $220 million remaining on its $250 million shelf registration, which was filed with the Securities and Exchange Commission in fiscal 1994.

       [Total Long-Term Debt to Total Long-Term Capital (at April 30)
                                  graph]

The company uses derivative financial instruments for the purpose of reducing its exposure to adverse fluctuations in interest and foreign exchange rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. The company is not a party to leveraged derivatives and does not hold or issue financial instruments for speculative purposes. The company had previously sold an option to swap interest rates that effectively eliminated the call feature on the $100 million 9.375% notes for the period April 1, 1995, to April 1, 1998. This option was exercised April 1, 1995, effectively converting $100 million of commercial paper from floating interest rate obligations to 9.375% fixed rate obligations from April 1, 1995, to April 1, 1998. The option on this swap was sold in order to manage the level of fixed and floating rate debt. The premium received on the sale of this option is being amortized as a reduction of interest expense through April 1, 1998.

The U.S. dollar is the functional currency for substantially all of the company's consolidated operations. For these operations, all gains and losses from currency transactions are included in current income. For certain foreign equity investments, the functional currency is the local currency.
The cumulative translation effects for the few equity investments using functional currencies other than the U.S. dollar are included in the cumulative translation adjustment in stockholders' equity.

Foreign currency forwards and options, which typically expire within one year, are used to hedge payments and receipts of foreign currencies related to the purchase and sale of goods overseas. Realized gains and losses on these contracts are recognized in the same period as the hedged transactions. While these hedges are subject to the risk of loss from fluctuations in exchange rates, these losses would be offset by gains on the transactions being hedged. The effects of foreign currency transactions on fiscal 1996, 1995, and 1994 results of operations and financial condition were immaterial. The company had foreign exchange contracts on hand at April 30, 1996, 1995, and 1994, primarily hedging German Mark, British Pound and Japanese Yen revenues, totaling $28 million, $11 million, and $27 million, respectively.

CAPITAL EXPENDITURES

Brown-Forman invested $59 million in property, plant, and equipment in fiscal 1996, $51 million in fiscal 1995, and $27 million in fiscal 1994. These expenditures primarily reflect the expansion and modernization of company-wide production facilities.

Capital expenditures for fiscal 1997 are expected to be approximately $60 million, primarily for expanding the company's production and office facilities. Fiscal 1997 capital expenditure requirements are expected to be met with internally generated funds.

DIVIDENDS

Quarterly dividends were increased 5% in fiscal 1996 to $.26, which results in an indicated annual dividend of $1.04 per common share. The increase was based on the expectation of continued strong cash flow. Cash dividends paid as a percentage of net income were 44% in fiscal 1996, compared to 45% and 58% for fiscal 1995 and fiscal 1994, respectively. Brown-Forman has paid regular cash dividends for 51 consecutive years.

                            [Cash Dividends Paid
                         Per Share of Common Stock
                                  graph]

ENVIRONMENTAL

The company, along with other responsible parties, faces environmental claims resulting from the cleanup of several waste deposit sites. The company has accrued its estimated portion of cleanup costs and expects other responsible parties and insurance coverage to cover the remaining costs. The company believes that any additional costs incurred by the company will not have a material adverse effect on the company's consolidated financial position or results of operations.

REPORT OF MANAGEMENT
     We are responsible for the presentation of the information contained in the consolidated financial statements and for its integrity and objectivity. Our statements have been prepared in accordance with generally accepted accounting principles and include amounts based on our best estimates and judgments with appropriate consideration given to materiality. We also prepared the related financial information and are responsible for its accuracy and consistency with the financial statements.
     The consolidated financial statements have been audited by Coopers & Lybrand, L.L.P., independent certified public accountants. We have made available to Coopers & Lybrand all the company's financial records and related data, as well as the minutes of stockholders', directors', and other appropriate meetings. Furthermore, we believe that all representations made to Coopers & Lybrand during the audit were valid and appropriate.
     We are responsible for establishing and maintaining a system of internal control designed to provide reasonable assurance at reasonable cost that financial records are reliable for preparing financial statements and that assets are properly accounted for and safeguarded. The company has an internal audit function that is intended to provide a review and monitoring process that allows the company to be reasonably sure that the system of internal control operates effectively. In addition, as part of the audit of the financial statements, Coopers & Lybrand completed a study and evaluation of selected internal accounting controls to establish a basis for reliance thereon in determining the nature, timing, and extent of audit tests to be applied. We have considered the internal auditors' and Coopers and Lybrand's recommendations concerning the system of internal control and have taken actions that we believe are cost-effective in the circumstances to respond appropriately to these recommendations. We believe that as of April 30, 1996, the system of internal control is adequate to accomplish the objectives discussed herein.
     We also recognize our responsibility for fostering a strong ethical climate so that the company's affairs are conducted according to the highest standards of personal and corporate conduct. This responsibility is characterized and reflected in the company's Code of Conduct, which is publicized throughout the company. The Code of Conduct addresses, among other things, the necessity of ensuring open communication within the company; disclosure of potential conflicts of interests; compliance with all applicable domestic and foreign laws, including those relating to financial disclosure; and maintaining the confidentiality of proprietary information. The company has a systematic program to assess compliance with the Code of Conduct.
     The Board of Directors, through its Audit Committee, composed solely of directors who are not employees of the company, meets with management, the internal auditors and the independent certified public accountants to ensure that each is properly discharging its respective responsibilities. Both the independent certified public accountants and the internal auditors have free access to the Audit Committee, without management present, to discuss the results of their work, including internal accounting controls and the quality of financial reporting.


/s/ Owsley Brown II
- -------------------
Owsley Brown II
Chairman of the Board
and Chief Executive Officer

/s/ Steven B. Ratoff
- --------------------
Steven B. Ratoff
Executive Vice President
and Chief Financial Officer


REPORT OF INDEPENDENT ACCOUNTANTS

BROWN-FORMAN CORPORATION
     We have audited the accompanying consolidated balance sheet of Brown-Forman Corporation and Subsidiaries as of April 30, 1996, 1995, and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brown-Forman Corporation and Subsidiaries at April 30, 1996, 1995, and
1994, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.
     As discussed in Note 3 to the consolidated financial statements, in 1994 the company adopted changes in its methods of accounting for postretirement benefits other than pensions, postemployment benefits, and contributions.


/s/ Coopers & Lybrand L.L.P.
Louisville, Kentucky
May 28, 1996

                     CONSOLIDATED STATEMENT OF INCOME

(Expressed in millions, except per share amounts)

Year Ended April 30,             1996          1995          1994
- -------------------              ----          ----          ----
Net sales                      $1,807        $1,680        $1,628
Excise taxes                      263           260           264
Cost of sales                     664           596           574
                               ------        ------        ------
  Gross profit                    880           824           790
Selling, general, and
 administrative expenses          375           355           348
Advertising expenses              231           201           202
                               ------        ------        ------
  Operating income                274           268           240

Gain on sale of business before
 income taxes                       _             _            30
Interest income                     3             2             4
Interest expense                   20            23            17
                               ------        ------        ------
  Income before income taxes
    and cumulative effect of
    accounting changes            257           247           257

Taxes on income                    97            98            96
                               ------        ------        ------
Income before cumulative
 effect of accounting changes     160           149           161
Cumulative effect of accounting
 changes                            _             _           (32)
                               ------        ------        ------
  Net income                   $  160        $  149        $  129
                               ======        ======        ======
Earnings per common share:
  Income before cumulative
  effect of accounting changes $ 2.31        $ 2.15        $ 2.04
  Cumulative effect of
  accounting changes                _             _          (.41)
                               ------        ------        ------
Net income                     $ 2.31        $ 2.15        $ 1.63
                               ======        ======        ======


The accompanying notes are an integral part of the consolidated financial statements.

                            CONSOLIDATED BALANCE SHEET

(Expressed in millions, except share and per share amounts)

April 30,                         1996          1995          1994
- --------                          ----          ----          ----
Assets
Cash and cash equivalents       $   54        $   62        $   31

Accounts receivable, less
  allowance for doubtful accounts
  of $13 in 1996, $14 in 1995,
  and $12 in 1994                  257           234           241
                                ------        ------        ------
Inventories:
  Barreled whisky                  167           163           144
  Finished goods                   169           123           123
  Work in process                   59            59            60
  Raw materials and supplies        38            37            31
                                ------        ------        ------
    Total inventories              433           382           358

Other current assets                24            20            20
                                ------        ------        ------
Total Current Assets               768           698           650

Property, plant, and
  equipment, net                   281           252           246

Intangible assets, less
  accumulated amortization
  of $108 in 1996, $98 in
  1995, and $89 in 1994            259           263           276

Other assets                        73            73            62
                                ------        ------        ------
Total Assets                    $1,381        $1,286        $1,234
                                ======        ======        ======

The accompanying notes are an integral part of the consolidated financial statements.

April 30,                           1996          1995          1994
- --------                            ----          ----          ----
Liabilities
Commercial paper                    $ 50          $ 50          $ 54
Accounts payable and accrued
  expenses                           223           221           216
Current portion of long-term debt      6             6             5
Accrued taxes on income                3             _             4
Deferred income taxes                 21             9             2
                                  ------        ------        ------
Total Current Liabilities            303           286           281
Long-term debt                       211           247           299
Deferred income taxes                127           114           102
Accrued postretirement benefits       52            51            47
Other liabilities and deferred
 income                               54            42            41
                                  ------        ------        ------
Total Liabilities                    747           740           770

Stockholders' Equity
Capital Stock:
  Preferred $.40 cumulative, $10 par
    value, redeemable at company's
    option at $10.25 per share plus
    unpaid accrued dividends;
    1,177,948 shares authorized
    and outstanding                   12            12            12
                                  ------        ------        ------
  Class A common stock, voting,
    $.15 par value; authorized
    shares, 30,000,000; issued
    shares, 28,988,091                 4             4             4
  Class B common stock, nonvoting,
    $.15 par value;  authorized
    shares, 60,000,000; issued
    shares, 40,008,147                 6             6             6
Retained earnings                    616           527           446
Cumulative translation
  adjustment                          (4)           (3)           (4)
                                  ------        ------        ------
Common Stockholders' Equity          622           534           452
                                  ------        ------        ------
Total Stockholders' Equity           634           546           464
                                  ------        ------        ------
Total Liabilities and
  Stockholders' Equity            $1,381        $1,286        $1,234
                                  ======        ======        ======

                     CONSOLIDATED STATEMENT OF CASH FLOWS

(Expressed in millions; amounts in brackets are reductions of cash)

Year Ended April 30,                1996          1995         1994
- -------------------                 ----          ----         ----
Cash flows from operating
activities:
  Net income                        $160          $149         $129
  Adjustments to reconcile
  net income to net cash provided
  by (used for) operations:
    Cumulative effect of changes in
    accounting principles              _             _           32
    Depreciation                      37            35           37
    Amortization of intangible
     assets                            9             9            9
    Deferred income taxes             26            19            6
    Gain on sale of business,
     net of income taxes               _             _          (18)
    Other                              4             1            _
    Change in assets and liabilities,
     excluding the effects of
     businesses acquired and sold:
       Accounts receivable            (18)           6           (2)
        Inventories                   (40)         (24)           7
        Other current assets           (2)           1            4
        Accounts payable and accrued
         expenses                      (8)           5           32
        Accrued taxes on income         3           (4)         (15)
                                     ----         ----         ----
    Cash provided by operating
     activities                       171          197          221
                                     ====         ====         ====

Cash flows from investing activities:
  Proceeds from sale of business        _             _          32
  Additions to property, plant,
   and equipment                      (59)          (51)        (27)
  Disposals of property, plant,
   and equipment                        3            10           2
  Investment in affiliate, net of
   cash acquired                       (8)            _           _
  Net sales (purchases) of
   short-term investments               _             _          18
  Other                                (7)           (2)         (5)
                                     ----          ----        ----
    Cash provided by (used for)
    investing activities              (71)          (43)         20
                                     ----          ----        ----

Cash flows from financing activities:
  Commercial paper                    (60)           50         204
  Proceeds from long-term debt         30             _           _
  Reduction of long-term debt          (7)         (106)         (7)
  Acquisition of treasury stock         _             _        (408)
  Dividends paid                      (71)          (67)        (74)
                                     ----          ----        ----
    Cash (used for) financing
    activities                       (108)         (123)       (285)
                                     ----          ----        ----
Net increase (decrease) in cash
 and cash equivalents                  (8)           31         (44)
Cash and cash equivalents, beginning
 of year                               62            31          75
                                     ----          ----        ----
Cash and cash equivalents,
 end of year                         $ 54          $ 62        $ 31
                                     ====          ====        ====


The accompanying notes are an integral part of the consolidated financial statements.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


For the Years Ended April 30, 1996, 1995, and 1994
(Expressed in millions,except share and per share amounts)

                                                 Common Stock    Capital in            Cumulative
                                     Preferred Class     Class    Excess of  Retained  Translation  Treasury
                              Total     Stock    A         B      Par Value  Earnings  Adjustment    Stock
                              -----     -----   ----      ----    ---------  --------  ----------   --------
Balance, April 30, 1993       $ 819     $ 12    $ 2       $ 4       $  90     $1,057      $ (2)      $ (344)
   Net income                   129                                              129
   Cash dividends
      Preferred, per
      share $ .40                (1)                                               (1)
      Common, per share $.93    (73)                                              (73)
   Acquisition of treasury
     stock (Class A, 2,734,452
     shares and Class B,
     10,933,518 shares)        (408)                                                                   (408)
   Retirement of treasury
     stock (Class A,
     7,197,615 shares and
     Class B, 39,984,798
     shares)                      _              (1)       (2)        (90)       (659)                  752
   Issuance of shares in
     connection with 3-for-1
     stock split                  _               3         4                      (7)
   Foreign currency
     translation adjustment      (2)                                                           (2)
                               ----   ----     ----      ----        ----        ----        ----      ----
Balance, April 30, 1994         464     12        4         6           _         446          (4)        _
    Net income                  149                                               149
    Cash dividends
      Preferred, per share
       $.40                      (1)                                               (1)
      Common, per share
       $.97                     (67)                                              (67)
    Foreign currency
      translation adjustment      1                                                             1
                               ----   ----     ----      ----        ----        ----        ----      ----
Balance, April 30, 1995         546     12        4         6           _         527          (3)       -
    Net income                  160                                               160
    Cash dividends
      Preferred, per share
       $.40                      (1)                                               (1)
      Common, per share
       $1.02                    (70)                                              (70)
    Foreign currency
      translation adjustment     (1)                                                           (1)
                              -----   ----     ----      ----       ----         ----        ----     ----
Balance, April 30, 1996       $ 634    $12      $ 4       $ 6       $  _        $ 616         $(4)    $  _
                              =====   ====     ====      ====       ====         ====        ====     ====


The accompanying notes are an integral part of the consolidated financial statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in millions, except share and per share amounts)

1.  ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of all majority-owned subsidiaries. Investments in affiliates in which the company has the ability to exercise significant influence, but not control, are accounted for by the equity method. All other investments in affiliates are carried at cost. Intercompany transactions are eliminated.

Cash Equivalents
Cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less.

Inventories
Inventories are stated at the lower of cost or market. Approximately 84% at April 30, 1996, 1995, and 1994 of the total amount of consolidated inventories are stated on the basis of the last-in, first-out (LIFO) method. All remaining inventories are valued using the first-in, first-out and average cost methods.

     If the LIFO method had not been used, inventories would have been $85, $70, and $72 higher than reported at April 30, 1996, 1995, and 1994, respectively.
     A substantial portion of barreled whisky will not be sold within one year because of the duration of the aging process. All barreled whisky is classified in current assets in accordance with industry practice. Bulk wine inventories are classified as work in process.
     Warehousing, insurance, ad valorem taxes, and other carrying charges applicable to barreled whisky held for aging are included in inventory costs.

Revenue Recognition
The company recognizes revenue when goods are shipped or services are performed.

Long-Lived Assets
Property, plant, and equipment are stated at cost. Provision for depreciation is made on the basis of estimated useful lives of depreciable assets, principally using the straight-line method.
    Intangible assets, principally the excess of purchase price over the fair value of identifiable net assets of acquired businesses, are stated at cost less accumulated amortization. These assets are amortized using the straight-line method over their estimated useful lives, not exceeding forty years.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from these estimates.

Foreign Currency and Hedging Activities
The U.S. dollar is the functional currency for substantially all of the
company's consolidated operations.   For these operations, all gains and
losses from currency transactions are included in income currently.
For certain foreign equity investments, the functional currency is the local currency. The cumulative translation effects for the few equity investments using functional currencies other than the U.S. dollar are included in the cumulative translation adjustment in stockholders' equity.
    The company uses foreign currency forwards and options to hedge payments and receipts of foreign currencies related to the purchase and sale of goods overseas. The purpose of these hedges is to protect against the risk that currency movements would adversely affect the company's revenues and product costs. While these hedges are subject to the risk of loss from fluctuations in exchange rates, these losses would be offset by gains on the transactions being hedged. Realized gains and losses on these hedging instruments are recognized in income in the same period as the underlying transaction. The company does not engage in currency speculation.

Earnings Per Common Share
Earnings per common share are based upon net income reduced by dividend requirements on preferred stock and the weighted average common shares outstanding of 68,996,238 in 1996 and 1995, and 78,657,432 in 1994.

Reclassifications
Certain prior year amounts have been reclassified to conform with the current year presentation.

2.  BALANCE SHEET INFORMATION

April 30,                               1996           1995         1994
- --------                                ----           ----         ----
Property, plant, and equipment
Land                                    $ 17           $ 17         $ 18
Buildings                                173            164          167
Equipment                                404            350          325
                                        ----           ----         ----
                                         594            531          510
Less accumulated depreciation            313            279          264
                                        ----           ----         ----
                                        $281           $252         $246
                                        ====           ====         ====
Accounts payable and accrued expenses
Accounts payable, trade                  $74            $68          $55
Accrued expenses:
Compensation and commissions              40             45           38
Excise and other non-income taxes         17             21           16
Interest                                   6              7            9
Advertising                               29             31           39
Other                                     57             49           59
                                        ----           ----         ----
                                         149            153          161
                                        ----           ----         ----
                                        $223           $221         $216
                                        ====           ====         ====

3.  ACCOUNTING CHANGES
Statement of Financial Accounting Standards (SFAS) No. 121,
"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was issued in March 1995. The statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment value, based upon undiscounted future cash flows and appropriate losses be recognized, whenever the carrying amount of an asset may not be recovered. The methodology set forth in SFAS No. 121 is not significantly different from the company's existing policies, and therefore, the adoption during fiscal 1996 had no impact on the consolidated financial statements.
     Effective May 1, 1993, the company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," SFAS No. 112, "Employers' Accounting for Postemployment Benefits," and SFAS No. 116, "Accounting for Contributions Received and Contributions Made."
     The cumulative effect of these changes in accounting principles was recognized in 1994 as follows:
                                          SFAS Statement No.
                                          ------------------

                                    106        112        116       Total
                                   ----       ----       ----       -----
Pretax charge                      $ 43       $  3       $  7        $ 53
Income taxes                         17          1          3          21
                                   ----       ----       ----        ----
Net charge                         $ 26       $  2       $  4        $ 32
                                   ====       ====       ====        ====
Net charge per common share        $.34       $.02       $.05        $.41
                                   ====       ====       ====        ====

     Effective January 31, 1994, the company adopted Statement of Position
93-7, "Reporting on Advertising Costs." This statement was issued by the American Institute of Certified Public Accountants and requires the company to prospectively capitalize and amortize direct-response advertising to better match revenues with expenses. The company continues to expense other advertising costs as incurred.
     On May 1, 1993, the company adopted SFAS No. 109, "Accounting for Income
Taxes." The adoption of these standards did not materially affect 1994 earnings before the cumulative effect of accounting changes.

4.  CHANGES IN OPERATIONS
In December 1995, Brown-Forman increased its equity investment in the company that supplies Bolla Italian wines. As a result of this transaction, Brown-Forman now accounts for its investment in the supplier using the consolidated basis of accounting.
     In October 1993, the company sold substantially all the assets of its credit card processing operations. The sale resulted in a pretax gain of approximately $30 ($18 after-tax or $.23 per share).

5.  CREDIT FACILITIES
The company has a $300 revolving credit agreement with various domestic and international banks that expires in fiscal 2001. The most restrictive of the agreement's covenants requires the company to maintain a minimum level of net worth. At April 30, 1996, net worth exceeded the required level, as defined in the agreement, by $284. At April 30, 1996, the company had no outstanding borrowings under this agreement. At April 30, 1996, the company also had available for issuance $220 of debt securities under a shelf registration filing with the Securities and Exchange Commission.


6.  DEBT
At April 30, the company's long-term debt consisted of the following:



April 30,                            1996           1995            1994
- ---------                            ----           ----            ----
Commercial paper                     $144           $204            $150
9.375% notes                            _              _             100
6.82% to 7.38% medium-term notes,
  due 2005                             30              _               _
11.25% notes, due through 1999         28             34              39
Variable rate industrial
  revenue bonds, due through 2026      14             14              14
Other                                   1              1               1
                                     ----           ----            ----
                                      217            253             304
Less current portion                    6              6               5
                                     ----           ----            ----
                                     $211           $247            $299
                                     ====           ====            ====

     At April 30, 1996, the company had an interest rate agreement to convert $100 of its commercial paper from variable rates to a fixed rate of 9.375%. This contract matures in 1998. See Note 7 for a description of the financial instrument.
     At April 30, 1996, 1995, and 1994, $144, $204, and $150, respectively, of commercial paper is classified as long-term debt due to the credit available under the long-term credit facilities discussed in Note 5 and the company's intent to refinance these borrowings on a long-term basis. Long-term debt payment requirements for the five fiscal years after April 30, 1996 are as follows: 1997 - $6; 1998 - $7; 1999 - $7; 2000 - $8; 2001 -
$146. Cash paid for interest was $21 in 1996, $25 in 1995, and $17 in 1994. Excluding the effect of the interest rate agreement discussed above, the weighted average interest rates on commercial paper were 5.4%, 4.9%, and 3.8% at April 30, 1996, 1995, and 1994, respectively. The weighted average interest rates on the variable rate industrial revenue bonds were 4.2%, 4.9%, and 3.4% at April 30, 1996, 1995, and 1994, respectively.

7. FINANCIAL INSTRUMENTS
The company uses derivative financial instruments for the purpose of reducing its exposure to adverse fluctuations in interest and foreign exchange rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. The company is not a party to leveraged derivatives and does not hold or issue financial instruments for speculative purposes.

Interest Rate Management
The company sold an option in fiscal 1990 to swap interest rates that effectively eliminated the call feature on the 9.375% notes for the period April 1, 1995, to April 1, 1998. This option was exercised April 1, 1995, effectively converting $100 of commercial paper from floating interest rate obligations to 9.375% fixed rate obligations from April 1, 1995, to April 1, 1998. The option on this swap was sold in order to manage the level of fixed and floating rate debt. The premium received on the sale of this option is being amortized as a reduction of interest expense through April 1, 1998.

Foreign Currency Management
The U.S. dollar is the functional currency for substantially all of the company's consolidated operations. For these operations, all gains and losses from currency transactions are included in income currently. For certain foreign equity investments, the functional currency is the local currency. The cumulative translation effects for equity investments using functional currencies other than the U.S. dollar are included in the cumulative translation adjustment in stockholders' equity.
     The company uses foreign currency forwards and options, which typically expire within one year, to hedge payments and receipts of foreign currencies related to the purchase and sale of goods overseas. Realized gains and losses on these contracts are recognized in the same period as the hedged transactions. The company had foreign exchange forward contracts on hand at April 30, 1996, 1995, and 1994, primarily hedging German Mark, British Pound, and Japanese Yen revenues, totaling $28, $11, and $27, respectively.

Carrying Amount and Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, short-term investments, and commercial paper approximates fair value due to the short maturities of these instruments. The value of long-term debt is estimated using discounted cash flows based on the company's incremental borrowing rates for similar types of borrowings. The value of interest rate and foreign currency contracts are based on quoted market prices. A comparison of the carrying value and fair value of these instruments is as follows:


                                              1996               1995
                                         ---------------    ---------------
                                         Carrying  Fair     Carrying  Fair
                                         Amount    Value    Amount    Value
                                         --------  -----    --------  -----
Assets:  Cash and cash equivalents        $ 54     $ 54      $ 62     $ 62
         Foreign currency
            instruments                      _        1         _       (1)
Liabilities:
         Commercial paper                   50       50        50       50
         Long-term debt                    217      217       253      253
         Interest rate instrument            1        6         1        7

8. COMMITMENTS
Rentals of real estate, office and data processing equipment, vehicles, and manufacturing equipment under operating leases amounted to approximately $22 for 1996, and $21 for both 1995 and 1994. The company has commitments related primarily to minimum lease payments totaling $24 in 1997; $20 in 1998; $16 in 1999; $13 in 2000; $4 in 2001; and $2 after 2001.


9.  TAXES ON INCOME
The provision for taxes on income is composed of the following:



                                         1996          1995          1994
                                         ----          ----          ----
Currently payable:
        Federal                           $54           $62           $69
        Foreign                             5             2             4
        State and Local                    12            15            17
                                          ---           ---           ---
                                           71            79            90
Deferred:
        Federal                            21            15             6
        Foreign                             _             1             _
        State and Local                     5             3             _
                                          ---           ---           ---
                                           26            19             6
                                          ---           ---           ---
                                          $97           $98           $96
                                          ===           ===           ===

     United States and foreign components of income before income taxes and the cumulative effect of accounting changes are as follows:

                                         1996          1995          1994
                                         ----          ----          ----
United States                            $229          $227          $236
Foreign                                    28            20            21
                                         ----          ----          ----
                                         $257          $247          $257
                                         ====          ====          ====

     Taxes on income for fiscal 1994 include a $5 charge resulting from an increase in the corporate income tax rate. Included in this amount is a charge of $4 for the retroactive effect of a higher tax rate on earnings from January 1, 1993, to April 30, 1993, and a noncash charge to restate the deferred tax liability at the new corporate tax rate. The following is a reconciliation of the effective tax rates with the United States statutory rates:

                                        Percent of Income Before Taxes
                                        ------------------------------
                                        1996         1995         1994
                                        ----         ----         ----
Statutory rate                          35.0%       35.0%        35.0%
State taxes, net of U.S.
  Federal tax benefit                    4.1         4.6          4.1
Income taxed at other than U.S.
  Federal statutory rate                (2.2)        (.7)        (1.5)
Tax benefit of Foreign Sales
  Corporation                           (1.3)       (1.1)        (1.3)
Nondeductible amortization               1.2         1.2          1.1
Adjustment of prior years' accruals       .3         (.3)        (2.1)
Adjustment of prior year's rate            _          _           1.2
Other, net                                .7         1.1           .9
                                        ----        ----         ----
                                        37.8%       39.8%        37.4%
                                        ====        ====         ====


     Deferred tax assets and liabilities are composed of the following:


April 30,                               1996         1995        1994
- --------                                ----         ----        ----
Deferred tax assets:
  Postretirement and other benefits     $ 36         $ 32        $ 31
  Accrued liabilities and other           15           31          38
                                        ----         ----        ----

  Total deferred tax assets               51           63          69
Deferred tax liabilities:
  Intercompany transactions              141          132         119
  Depreciation                            21           20          22
  Undistributed foreign earnings          17           17          17
  Pension plans                           18           16          14
  Other                                    2            1           1
                                        ----         ----        ----
  Total deferred tax liabilities         199          186         173
                                        ----         ----        ----
Net deferred tax liability              $148         $123        $104
                                        ====         ====        ====

     Deferred income taxes were not provided on certain undistributed earnings ($59 at April 30, 1996) of certain foreign subsidiaries because such undistributed earnings are expected to be reinvested indefinitely overseas.
If these amounts were not considered permanently reinvested, additional deferred taxes of approximately $20 would have been provided.
    Cash paid for income taxes was $65 in 1996, $86 in 1995, and $94 in 1994.

10.  CONTINGENCIES
In the normal course of business, various suits and claims are brought against the company, some of which seek significant damages. Many of these suits and claims take years to adjudicate, and it is difficult to predict their outcome. In the opinion of management, based on advice from legal counsel, none of these suits or claims will have a material adverse effect on the company's consolidated financial position or results of operations.

11.  ENVIRONMENTAL
The company, along with other responsible parties, faces environmental claims resulting from the cleanup of several waste deposit sites. The company has accrued its estimated portion of cleanup costs and expects other responsible parties and insurance coverage to cover the remaining costs. The company believes that any additional costs incurred by the company will not have a material adverse effect on the company's consolidated financial position or results of operations.

12.  PENSION PLANS
The company has defined benefit pension plans covering certain employees.
The benefits for these plans are based primarily on years of service and employees' pay near retirement for the salaried employees and stated amounts for each year of service for the union and hourly employees. The company also has unfunded plans that provide retirement benefits in excess of qualified plan formulas or regulatory limitations for certain employees.
     Net pension income (expense) includes the following components:

                                     1996          1995          1994
                                     ----          ----          ----
Benefit cost for service
 during the year                      $(7)          $(8)          $(8)
Interest cost on projected
 benefit obligation                   (17)          (14)          (15)
Actual return (loss) on plan assets    79            (5)           34
Net amortization and deferral         (54)           27           (12)
                                      ---           ---           ---
Net pension income (expense)          $ 1           $ _           $(1)
                                      ===           ===           ===

     The amounts included in the accompanying consolidated balance sheet were based on the funded status of the plans at January 31, 1996 and 1995 and are as follows:

                                   1996                        1995
                          ------------------------   ------------------------
                          Plan Assets  Obligations   Plan Assets  Obligations
                            Exceed       Exceed        Exceed        Exceed
                          Obligations  Plan Assets   Obligations  Plan Assets
                          -----------  ----------    -----------  -----------
Actuarial present value
of benefit obligations:
 Vested benefit obligations   $171       $ 23            $141        $ 14
 Nonvested benefit
   obligations                  11          2               8           1
                              ----       ----            ----        ----
 Accumulated benefit
   obligations                 182         25             149          15
 Additional amounts related
   to assumed pay increases     30          3              31           6
                              ----       ----            ----        ----
 Projected benefit obligations 212         28             180          21
Plan assets at fair value      300          5             232           3
                              ----       ----            ----        ----
Plan assets in excess of
 (less than) benefit
 obligations                    88        (23)             52         (18)
Unamortized net (assets)
 obligations at date of
 adoption                      (25)         3             (28)          3
Unrecognized net (gain) loss
 resulting from experience
 different from that assumed
 and changes in actuarial
 assumptions                   (20)         2              16          (3)
Unrecognized prior service
 cost                            3          5               2           6
Adjustment required to
 recognize minimum liability     _         (7)              _          (2)
Contributions subsequent to
 measurement date                _          _               _           1
                              ----       ----            ----        ----
Prepaid (accrued) pension
 cost                         $ 46       $(20)           $ 42        $(13)
                              ====       ====            ====        ====


    The projected benefit obligation was determined using a weighted average discount rate of 7% for 1996, 8.5% for 1995, and 7% for 1994. The weighted average rate of future compensation increases was 4% for 1996, 5.5% for 1995, and 4% for 1994. The expected rate of return on plan assets was 9.5% for these years. The plans' assets consist primarily of stocks and bonds.
    The company's policy for funded plans is to make contributions equal to or greater than the requirements prescribed by the Employee Retirement Income Security Act.

13.  BUSINESS SEGMENT INFORMATION
The company's operations have been classified into three business segments: wines and spirits, consumer durables, and other. The wines and spirits segment includes the production, importing, and marketing of wines and distilled spirits. The consumer durables segment includes the manufacture and sale of china, crystal, ceramic and crystal collectibles, silver, pewter, and luggage. Through October 1993, the other segment included a credit card processing business and an aquaculture business. The credit card processing business was sold in October 1993 and the use of this segment was discontinued.
    Summarized financial information by business segment for 1996, 1995, and 1994 is as follows:

                                         1996           1995           1994
                                        ------         ------         ------
Net sales:
   Wines and Spirits                    $1,294         $1,138         $1,105
   Consumer Durables                       513            542            513
   Other                                     _              _             10
                                        ------         ------         ------
                                        $1,807         $1,680         $1,628
                                        ======         ======         ======

Operating income:
   Wines and Spirits                    $  262         $  244         $  235
   Consumer Durables                        27             38             19
   Corporate                               (15)           (14)           (14)
                                        ------         ------         ------
                                        $  274         $  268         $  240
                                        ======         ======         ======
Total assets:
    Wines and Spirits                   $  835         $  716         $  676
    Consumer Durables                      480            480            501
    Corporate                               66             90             57
                                        ------         ------         ------
                                        $1,381         $1,286         $1,234
                                        ======         ======         ======
Depreciation and amortization:
    Wines and Spirits                   $   24         $   23         $   22
    Consumer Durables                       21             20             23
    Corporate                                1              1              1
                                        ------         ------         ------
                                        $   46         $   44         $   46
                                        ======         ======         ======
Capital expenditures:
    Wines and Spirits                   $   43         $   38         $   20
    Consumer Durables                       16             13              7
                                        ------         ------         ------
                                        $   59         $   51         $   27
                                        ======         ======         ======


     Consumer durables' operating income was reduced by $8 ($5 after-tax) for the closing or reformatting of seven retail stores in 1994.
     There were no significant intersegment sales or transfers during 1996, 1995, or 1994. Operating income by business segment excludes interest income, interest expense, and unallocated corporate expenses. Corporate assets consist principally of cash and cash equivalents, short-term investments, certain corporate receivables, and other assets.
     Sales outside the United States, consisting principally of exports of wines and spirits, amounted to approximately $282, $221, and $213 in 1996, 1995, and 1994, respectively.

14.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
The company provides certain health care and life insurance benefits for eligible retirees.
     The postretirement benefit expense includes the following components:

                                          1996         1995           1994
                                          ----         ----           ----
Service cost of benefits earned            $1           $2             $2
Interest cost on accumulated post-
 retirement benefit obligation              3            3              3
Postretirement benefit expense             $4           $5             $5


   The postretirement benefit liability includes the following components:

                                          1996        1995         1994
                                          ----        ----         ----
Actuarial present value of
accumulated postretirement obligation:
Retirees                                   $21         $21         $25
Fully eligible active participants           1           1           4
Other active participants                   21          15          20
                                            43          37          49
Unrecognized net gain (loss)                 9          14          (2)
Accrued postretirement benefit             $52         $51         $47
Assumptions:
Discount Rate                              7.0%        8.5%        7.0%
Healthcare cost trend rates:
  Present rate before age 65               7.7%        8.0%       13.5%
  Present rate age 65 and after            6.8%        7.0%       12.5%
  Ultimate rate in ten years               5.0%        5.0%        5.0%



A 1% increase in the assumed health care cost trend rate would have increased the accumulated postretirement benefit obligation as of April 30, 1996, by $6 and the postretirement benefit expense by $1.

                                                             Exhibit 21
                      SUBSIDIARIES OF THE REGISTRANT
                              _______________

                               SUBSIDIARIES

                                  Percentage of
                                    Voting           State or
                                   Securities       Jurisdiction
      Name                          Owned          of Incorporation
Brown-Forman International F.S.C.,
  Ltd.                               100%            U.S. Virgin Islands
Canadian Mist Distillers, Limited    100%            Ontario, Canada
Early Times Distillers Company       100%            Delaware
Fetzer Vineyards                     90.1%           California
Jack Daniel Distillery,
  Lem Motlow, Prop., Inc.            100%            Kentucky
Lenox, Incorporated                  100%            New Jersey
Dansk International Designs Ltd.     100% (1)        New York
Brooks & Bentley Limited             100%(1)         United Kingdom
Brooks & Bentley S.A.R.L.            100%(1)         France
Brooks & Bentley AF                  100%(1)         Norway
Longnorth Limited                    100% (2)        Ireland
Brown-Forman - W.S. Karoulias S.A.    75% (3)        Greece
Chissick Limited                     100% (2) (3)    Ireland
Clintock Limited                     100% (2) (3)    Ireland
Lantone Limited                      100% (2) (3)    Ireland
Pitts Bay Trading Limited             75% (3)        Bermuda
Lantone Delaware, Inc.               100% (4)        Delaware
L-H Limited                          100%            United Kingdom
Mt. Eagle Corporation                100%            Delaware
The Joseph Garneau Co., S.A.         100% (2)        Switzerland
Thoroughbred Plastics Corporation    100%            Kentucky
Brown-Forman Beverages Worldwide,
  Comercio de Bebidas Ltda           100% (5)        Brazil
Brown-Forman Worldwide, L.L.C.       100% (5)        Delaware
Fratelli Bolla International
  Wines, Inc.                         95%            Kentucky
Brown-Forman Mauritius Limited       100%            Mauritius
Brown-Forman Worldwide B.V.          100%            Netherlands

The above companies are included in the consolidated financial statements. The names of certain subsidiaries have been omitted which, if considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary.

(1)  Owned by Lenox, Incorporated.
(2)  Includes qualifying shares assigned to Brown-Forman Corporation.
(3)  Owned by Longnorth, Limited.
(4)  Owned by Lantone Limited.
(5) Owned 99% by Brown-Forman Corporation and 1% by Early Times Distillers Company.

                                                     Exhibit 23

                    CONSENT OF INDEPENDENT ACCOUNTANTS
We consent to the incorporation by reference in the registration statement of Brown-Forman Corporation on Form S-3, (File No. 33-52551) of our report which includes an explanatory paragraph for the company's adoption of changes in its methods of accounting for postretirement benefits other than pensions, postemployment benefits, and contributions, dated May 28, 1996, on our audits of the consolidated financial statements and financial statement schedule of Brown-Forman Corporation as of April 30, 1996, 1995, and 1994, and for the years ended April 30, 1996, 1995, and 1994, which report is included in this Annual Report on Form 10-K.


/s/ Coopers & Lybrand L.L.P.
Louisville, Kentucky
July 3, 1996

                                 Appendix

In Exhibit 13 to the printed Form 10-K, the following graphs appear:

- -- on page 18, "Brown-Forman Geographic Sales Mix (excluding excise taxes)" pie graph depicting Fiscal 1996 mix of 82% U.S. and 18 % International.

- -- on page 18, "Operating Income" bar graph in $millions:

    Fiscal year                  1992    1993    1994     1995     1996
    As reported                   234     255     240      268      274
    Excluding unusual items       234     259     249      268      274

- -- on page 18, "Earnings Per Common Share" bar graph in dollars

    Fiscal year                  1992    1993    1994     1995     1996
    As reported                  1.76    1.88    1.63     2.15     2.31
    Excluding unusual items      1.76    1.91    1.92     2.15     2.31

- -- on page 19, "Total Shareholder Return (including dividend reinvestment)" line graph in dollars

    Fiscal year     B-F (Class B)     S&P Beverage         S&P 500
                                      Alcohol Index         Index
       1986             100               100                100
       1987             141               157                127
       1988             147               152                118
       1989             210               199                145
       1990             198               202                161
       1991             260               273                189
       1992             262               304                216
       1993             287               298                236
       1994             330               326                248
       1995             376               338                291
       1996             462               417                379

10 year annual growth    17%               15%                14%

- -- on page 19, "Return on Average Invested Capital" bar graph in percentages:

Fiscal year                 1992     1993     1994      1995      1996
As reported                 18.8     18.0     15.4      19.5      19.7
Excluding unusual items     18.8     18.2     17.8      19.5      19.7

- -- on page 20, "Return on Average Common Stockholders' Equity" bar graph in percentages:

Fiscal year                 1992     1993     1994      1995      1996
As reported                 21.3     20.4     20.4      30.1      27.5
Excluding unusual items     21.3     20.7     23.6      30.1      27.5

- -- on page 20, "Wines and Spirits Geographic Sales Mix (excluding excise taxes)" pie graph depicting Fiscal 1996 mix of 75% U.S. and 25% International;

- -- on page 21, "Sales of Wines and Spirits (excluding excise taxes)" pie graph depicting 22% of total Fiscal 1996 coming from New Products and Brand Additions within past five years;

- -- on page 23, "Total Long-Term Debt to Total Long-Term Capital (at April
   30)" bar graph in percentages of 13.4 in 1992, 15.9 in 1993, 39.2 in 1994, 31.1 in 1995, and 25.0 in 1996;

- -- on page 23, "Cash Dividends Paid Per Share of Common Stock" bar graph is dollars of $0.78 in 1992, $0.86 in 1993, $0.93 in 1994, $0.97 in 1995,
   and $1.02 in 1996.