Form 10-Q
period 1996-07-31
BROWN FORMAN CORP
filed 1996-09-10
CIK 14693

United States Securities and Exchange Commission
                    Washington, D.C.  20549
                           Form 10-Q

                           ________


   QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 30, 1996

           Class A Common Stock (voting)     28,988,091
           Class B Common Stock (nonvoting)  40,008,147

                   BROWN-FORMAN CORPORATION
              Index to Quarterly Report Form 10-Q


                 Part I. Financial Information

Item 1.  Financial Statements                              Page Number

     Condensed Consolidated Statement of Income
         Three months ended July 31, 1996 and 1995             3

     Condensed Consolidated Balance Sheet
         July 31, 1996 and April 30, 1996                      4

     Condensed Consolidated Statement of Cash Flows
         Three months ended July 31, 1996 and 1995             5

     Notes to the Condensed Consolidated Statements            6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                 7 - 8


                  Part II.  Other Information

Item 1.  Legal Proceedings                                     9

Item 4.  Submission of Matters to a Vote of Security Holders   9

Item 6.  Exhibits and Reports on Form 8-K                     10

Signatures                                                    10

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   BROWN-FORMAN CORPORATION
          CONDENSED CONSOLIDATED STATEMENT OF INCOME
                          (Unaudited)
       (Expressed in millions except per share amounts)


                                                    Three Months Ended
                                                        July 31,
                                                      1996     1995
                                                      ----     ----
Net sales                                            $ 424    $ 410
Excise taxes                                            59       58
Cost of sales                                          153      149
                                                     -----    -----
  Gross profit                                         212      203
Selling, general, and administrative expenses           93       88
Advertising expenses                                    63       58
                                                     -----    -----
  Operating income                                      56       57
Interest income                                          1        1
Interest expense                                         5        6
                                                     -----    -----
  Income before income taxes                            52       52
Taxes on income                                         20       20
                                                     -----    -----
Net income                                              32       32
Less preferred stock dividend requirements              --       --
Net income applicable to common stock                $  32    $  32
                                                     =====    =====

Weighted average number of common
       shares outstanding                               69       69
                                                     =====    =====

Per common share:
Net income                                           $ .47    $ .46
                                                     =====    =====

Cash dividends paid                                  $ .26    $.248
                                                     =====    =====


See notes to the condensed consolidated statements.

                   BROWN-FORMAN CORPORATION
             CONDENSED CONSOLIDATED BALANCE SHEET
                    (Expressed in millions)

                                         July 31,      April 30,
                                           1996           1996
                                           ----           ----
                                        (Unaudited)
Assets
- ------
  Cash and cash equivalents               $   23         $   54
  Accounts receivable, net                   246            257
  Inventories:
     Barreled whisky                         167            167
     Finished goods                          181            169
     Work in process                          48             59
     Raw materials and supplies               43             38
                                          ------         ------
          Total inventories                  439            433
  Other current assets                        31             24
                                          ------         ------
          Total current assets               739            768

  Property, plant and equipment, net         284            281
  Intangible assets, net                     258            259
  Other assets                                73             73
                                          ------         ------
          Total assets                    $1,354         $1,381
                                          ======         ======
Liabilities
- -----------
  Commercial paper                        $   50         $   50
  Accounts payable and accrued expenses      196            223
  Current portion of long-term debt            6              6
  Accrued taxes on income                     14              3
  Deferred income taxes                       21             21
  Dividends payable                           18             --
                                          ------         ------
           Total current liabilities         305            303

  Long-term debt                             187            211
  Deferred income taxes                      128            127
  Postretirement benefits                     52             52
  Other liabilities and deferred income       51             54
                                          ------         ------
          Total liabilities                  723            747
Stockholders' Equity
- --------------------
  Preferred stock                             12             12
  Common stockholders' equity                619            622
                                          ------         ------
          Total stockholders' equity         631            634
                                          ------         ------
          Total liabilities and
            stockholders' equity          $1,354         $1,381
                                          ======         ======

Note: The balance sheet at April 30, 1996 has been taken from the audited financial statements at that date, and condensed.

See notes to the condensed consolidated statements.

                   BROWN-FORMAN CORPORATION
        CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited)
 (Expressed in millions; amounts in brackets are reductions of cash)

                                              Three Months Ended
                                                   July 31,
                                               1996         1995
                                               ----         ----
Cash flows from operating activities:
  Net income                                   $ 32         $ 32
  Adjustments to reconcile net income to net
  cash provided by (used for) operations:
    Depreciation                                 10            9
    Amortization of intangible assets             2            2
    Deferred income taxes                         2            6
    Other                                        (4)          (6)
  Changes in assets and liabilities:
    Accounts receivable                          11            5
    Inventories                                  (7)          (9)
    Other current assets                         (6)          (4)
    Accounts payable and accrued expenses       (27)         (31)
    Accrued taxes on income                      12           11
                                               ----         ----
      Cash provided by operating activities      25           15
Cash flows from investing activities:
    Additions to property, plant and
    equipment, net                              (12)         (14)
    Other                                        (1)          --
                                               ----         ----
      Cash used for investing activities        (13)         (14)
Cash flows from financing activities:
    Commercial paper                            (25)         (33)
    Proceeds from long-term debt                 --           30
    Cash dividends paid                         (18)         (17)
                                               ----         ----
      Cash used for financing activities        (43)         (20)
                                               ----         ----
Net decrease in cash and cash equivalents       (31)         (19)

Cash and cash equivalents, beginning of period   54           62
                                               ----         ----

Cash and cash equivalents, end of period       $ 23         $ 43
                                               ====         ====

See notes to the condensed consolidated statements.

                   BROWN-FORMAN CORPORATION
        NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS
                          (Unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    -------------------------------------------
    The condensed consolidated statements have been prepared in accordance with the company's customary accounting practices as set forth in the company's 1996 annual report on Form 10-K and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of this information have been made.
    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the company's April 30, 1996 annual report on Form 10-K. To conform to the current year presentation, certain reclassifications have been made to prior year condensed consolidated statements.

2.  INVENTORIES
    -----------
    The company uses the last-in, first-out method for determining the cost for substantially all inventories. If the last-in, first-out method had not been used, inventories would have been $86 million and $85 million higher than reported at July 31, 1996, and April 30, 1996, respectively.

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

Item 2.  Management's Discussion and Analysis of Financial
- ------   -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------
     The following Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the company's April 30, 1996 annual report to stockholders. The results of operations for the three months ended July 31, 1996, are not necessarily indicative of the operating results for the full year. Included in this Management's Discussion and Analysis are certain forward-looking statements reflecting management's expectations. The accuracy of these forward-looking statements may be affected significantly by certain risks and uncertainties described herein and in the company's Annual Report on Form 10-K for the year ended April 30, 1996.

Results of Operations
- ---------------------
First Quarter Fiscal 1997 Compared to First Quarter Fiscal 1996
- ---------------------------------------------------------------
      A summary of operating performance follows (expressed in millions, except percentage and per share amounts):

                                 THREE MONTHS ENDED
                                       JULY 31,         %
                                   1996       1995   CHANGE
                                   ----       ----   ------
Net Sales
- ---------
   Wines & Spirits               $ 324      $ 298       9
   Consumer Durables               100        112     (11)
                                 -----      -----
      Total                      $ 424      $ 410       3

Operating Income                 $  56      $  57      (2)
- ----------------

Net Income                       $  32      $  32       1
- ----------

Earnings Per Share               $0.47      $0.46       1
- ------------------

Effective Tax Rate               38.0%      38.6%
- ------------------

   Sales of the company's wines and spirits segment increased 9% for the quarter, led by worldwide sales gains for Jack Daniel's Tennessee Whiskey. First quarter results were also aided by sales gains for Brown-Forman's premium wine brands. Gains within the wines and spirits segment were partially offset by lower sales of Tropical Freezes. Prior year sales of Tropical Freezes benefited from high levels of consumer trial and the establishment of trade inventories during its very successful national introduction. Revenues from Brown-Forman's consumer durables segment declined 11% for the quarter, primarily as a result of lower sales at Lenox Collections, the company's direct marketing division. Excluding Lenox Collections, sales at Brown-Forman's consumer durables segment were flat, as weak sales of china and crystal to department and specialty stores offset gains in the company's retail outlets.

   Operating income gains from increased sales of wines and spirits were more than offset by investments in newer overseas markets and by lower sales and margins from the consumer durables segment.

   Net interest expense declined, reflecting lower debt levels and lower average rates for commercial paper borrowings compared to fiscal 1996.

   The effective tax rate declined reflecting a lower mix of earnings from the consumer durables segment. The company expects the full year tax rate to be slightly above last year's.

Financial Condition at July 31, 1996 Compared to Financial
- ----------------------------------------------------------
Condition at April 30, 1996
- ---------------------------
   The company's activities in the first quarter ended July 31, 1996 resulted in a net decrease in cash and cash equivalents, using funds to pay down $25 million of outstanding commercial paper. Cash provided by operating activities was up 62% from the same period last year due largely to lower accounts receivable at the consumer durables segment. Additions to property, plant, and equipment continue to reflect the company's plans to upgrade and expand production facilities in the wines and spirits segment. Total net working capital decreased 7% from April 30, 1996 to $434 million.

                  PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
- ------   -----------------
Expansion Plus, Inc. v. Brown-Forman Corporation, et al.,
(United States District Court for the Southern District of
Texas, Houston Division, Civil Action No. H-94-3498.)

As previously reported, in 1988, Brown-Forman purchased a start-up credit card processing business from Expansion Plus, Inc. ("EPI"), which Brown-Forman developed into a much larger business and sold in 1993 for $31,250,000. Several months after the sale, EPI claimed that Brown-Forman never acquired full title to the credit card processing business, was obligated to return all or part of it to EPI, and that the sale of the business to a third party represented a conversion of assets owned by EPI.

In October, 1994, EPI filed a tort action against Brown-Forman and the purchaser of the business alleging conversion of property, tortious interference with contractual relationships, misappropriation of trade secrets and breach of a confidential relationship and seeking damages of $31,250,000 plus punitive damages in an amount ten times actual damages.

On May 21, 1996, a Magistrate Judge entered a Memorandum and Recommendation that all of EPI's tort claims against Brown-Forman be dismissed. EPI has since filed Objections to the Magistrate's Recommendation and moved to amend its complaint to include a breach of contract claim against Brown-Forman. The District Judge will review and accept, modify or reject the Recommendations and decide whether to allow EPI to amend its complaint. The trial, previously scheduled for September, 1996, has been postponed indefinitely.

In the opinion of management, and based upon the advice of legal counsel, the disposition of this suit will not have a material adverse effect on the company's consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------   ---------------------------------------------------
At the Annual Meeting of Stockholders of the company held July
25, 1996, the following matter was voted upon:

   Election of Barry D. Bramley, Geo. Garvin Brown III, Owsley Brown II, Donald G. Calder, Owsley Brown Frazier, Richard P. Mayer, Stephen E. O'Neil, William M. Street, and James S. Welch to serve as directors until the next annual election of directors, or until a successor has been elected and qualified.
                           For         Withheld
                           ---         --------
Barry D. Bramley        27,901,447       3,973
Geo. Garvin Brown III   27,901,976       3,444
Owsley Brown II         27,898,151       7,269
Donald G. Calder        27,902,109       3,311
Owsley Brown Frazier    27,902,076       3,344
Richard P. Mayer        27,902,109       3,311
Stephen E. O'Neil       27,901,106       4,314
William M. Street       27,902,009       3,411
James S. Welch          27,901,080       4,340

Item 6.  Exhibits and Reports on Form 8-K
- ------   --------------------------------
(a) Exhibits:

    Exhibit
    Number         Exhibit
    -------        -------
     27            Financial Data Schedule

(b)Reports on Form 8-K:

   1.) There were no reports on Form 8-K filed during the quarter ended July 31, 1996.



                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 BROWN-FORMAN CORPORATION
                                        (Registrant)


Date:   September 5, 1996        By: /s/ Steven B. Ratoff
                                    _____________________________
                                    Steven B. Ratoff
                                    Executive Vice President
                                    and Chief Financial Officer
                                    (On behalf of the Registrant and
                                    as Principal Financial Officer)