Form 10-Q
period 1996-10-31
BROWN FORMAN CORP
filed 1996-12-13
CIK 14693

United States Securities and Exchange Commission
                    Washington, D.C.  20549
                           Form 10-Q

                           ________


   QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 31, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: November 27, 1996

           Class A Common Stock (voting)     28,988,091
           Class B Common Stock (nonvoting)  40,008,147

                   BROWN-FORMAN CORPORATION
              Index to Quarterly Report Form 10-Q



                Part I.  Financial Information


Item 1.  Financial Statements                               Page Number

      Condensed Consolidated Statement of Income
          Three months ended October 31, 1996 and 1995           3
          Six months ended October 31, 1996 and 1995             3

      Condensed Consolidated Balance Sheet
          October 31, 1996 and April 30, 1996                    4

      Condensed Consolidated Statement of Cash Flows
          Six months ended October 31, 1996 and 1995             5

      Notes to the Condensed Consolidated Statements             6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                   7 - 10


                  Part II.  Other Information

Item 1.   Legal Proceedings                                     11

Item 6.   Exhibits and Reports on Form 8-K                      11

Signatures                                                      12

                PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   BROWN-FORMAN CORPORATION
          CONDENSED CONSOLIDATED STATEMENT OF INCOME
                          (Unaudited)
       (Expressed in millions except per share amounts)

                         Three Months Ended      Six Months Ended
                            October 31,             October 31,
                          1996      1995          1996      1995
                          ----      ----          ----      ----
Net sales                $525.6    $518.2        $950.0    $928.7
Excise taxes               69.3      76.3         128.5     134.7
Cost of sales             200.9     193.3         353.9     342.0
                         ------    ------        ------    ------
  Gross profit            255.4     248.6         467.6     452.0
Selling, general, and
  administrative           96.9      99.3         190.0     187.7
  expenses
Advertising expenses       65.1      59.3         128.5     117.2
                         ------    ------        ------    ------
  Operating income         93.4      90.0         149.1     147.1
Interest income              .6        .6           1.2       1.3
Interest expense            4.7       5.2           8.8      10.7
                         ------    ------        ------    ------
  Income before income     89.3      85.4         141.5     137.7
  taxes
Taxes on income            33.9      32.2          53.8      52.4
                         ------    ------        ------    ------
Net income                 55.4      53.2          87.7      85.3
Less preferred stock
  dividend requirements      .1        .1            .2        .2
                         ------    ------        ------    ------
Net income applicable
  to common stock        $ 55.3    $ 53.1        $ 87.5    $ 85.1
                         ======    ======        ======    ======

Weighted average number
  of common shares
  outstanding              69.0      69.0          69.0      69.0
Per common share:
  Net income             $  .80    $  .77        $ 1.27    $ 1.23
                         ======    ======        ======    ======
  Cash dividends paid    $ .260    $ .248        $ .520    $ .496
                         ======    ======        ======    ======

See notes to the condensed consolidated statements.

                   BROWN-FORMAN CORPORATION
             CONDENSED CONSOLIDATED BALANCE SHEET
                    (Expressed in millions)

                                        October 31,   April 30,
                                           1996         1996
                                           ----         ----
                                        (Unaudited)
Assets
------
Cash and cash equivalents               $   30.2     $   53.9
Accounts receivable, net                   331.5        256.9
Inventories:
   Barreled whisky                         160.5        167.1
   Finished goods                          172.4        168.5
   Work in process                          85.9         58.5
   Raw materials and supplies               42.9         38.5
                                        --------     --------
          Total inventories                461.7        432.6
Other current assets                        28.7         24.1
                                        --------     --------
          Total current assets             852.1        767.5

Property, plant, and equipment, net        287.4        281.2
Intangible assets, net                     258.5        258.5
Other assets                                76.1         74.3
                                        --------     --------
          Total assets                  $1,474.1     $1,381.5
                                        ========     ========
Liabilities
-----------
Commercial paper                        $   50.0     $   50.0
Accounts payable and accrued expenses      234.3        222.9
Current portion of  long-term debt           6.7          6.0
Accrued taxes on income                      1.1          2.6
Deferred income taxes                       21.4         21.4
                                        --------     --------
          Total current liabilities        313.5        302.9

Long-term debt                             238.3        211.4
Deferred income taxes                      132.3        126.6
Postretirement benefits                     53.3         52.2
Other liabilities and deferred income       48.1         54.2
                                        --------     --------
          Total liabilities                785.5        747.3

Stockholders' Equity
--------------------
Preferred stock                             11.8         11.8
Common stockholders' equity                676.8        622.4
                                        --------     --------
          Total stockholders' equity       688.6        634.2
                                        --------     --------
          Total liabilities and
          stockholders' equity          $1,474.1     $1,381.5
                                        ========     ========

Note: The balance sheet at April 30, 1996 has been taken from the audited financial statements at that date, and condensed.

See notes to the condensed consolidated statements.

                   BROWN-FORMAN CORPORATION
        CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited)
 (Expressed in millions; amounts in brackets are reductions of cash)

                                            Six Months Ended
                                              October 31,
                                           1996        1995
                                           ----        ----
Cash flows from operating activities:
  Net income                             $  87.7      $  85.3
  Adjustments to reconcile net income
  to net cash provided by (used for)
  operations:
    Depreciation                            20.2         18.1
    Amortization of intangible assets        4.6          4.5
    Deferred income taxes                    5.8         13.4
    Other                                   (4.4)        (8.7)
  Changes in assets and liabilities:
    Accounts receivable                    (74.6)       (90.7)
    Inventories                            (29.2)       (32.9)
    Other current assets                    (4.6)          .8
    Accounts payable and accrued expenses   11.4         20.6
    Accrued taxes on income                 (1.5)         2.0
                                          ------       ------
      Cash provided by operating
      activities                            15.4         12.4
Cash flows from investing activities:
    Additions to property, plant, and
    equipment, net                         (26.4)       (28.1)
    Other                                   (4.2)         (.2)
                                          ------       ------
       Cash used for investing activities  (30.6)       (28.3)
Cash flows from financing activities:
    Commercial paper                        33.2          2.7
    Proceeds from long-term debt             1.1         30.0
    Reduction of long-term debt             (6.7)        (5.6)
    Cash dividends paid                    (36.1)       (34.5)
                                          ------       ------
       Cash used for financing activities   (8.5)        (7.4)
                                          ------       ------
Net decrease in cash and cash equivalents  (23.7)       (23.3)

Cash and cash equivalents, beginning of
    period                                  53.9         62.5
                                          ------       ------

Cash and cash equivalents, end of period  $ 30.2      $  39.2
                                          ======      =======

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

2.  INVENTORIES
    -----------
    The company uses the last-in, first-out method for determining the cost for substantially all inventories. If the last-in, first-out method had not been used, inventories would have been $93 million and $85 million higher than reported at October 31, 1996, and April 30, 1996, respectively.

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

Item 2.  Management's Discussion and Analysis of Financial
-------  -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------
     The following Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the company's April 30, 1996 annual report to stockholders. The results of operations for the six months ended October 31, 1996, are not necessarily indicative of the operating results for the full year.

Risk Factors Affecting Forward-Looking Statements
From time to time, Brown-Forman may make forward-looking statements related to its anticipated financial performance, business prospects, new products, and similar matters. Such statements are not a guarantee that the results indicated will actually be achieved.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, the company notes that the following non-exclusive list of important risk factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in those forward-looking statements.

     Generally: The company operates in highly competitive markets. Its business is subject to changes in general economic conditions, changes in consumer preferences, the degree of acceptance of new products, and the uncertainties of litigation. As our business continues to expand outside the U.S., our revenues are more exposed to foreign exchange rate fluctuations and the health of foreign economies.

     Beverage Risk Factors: The U. S. beverage alcohol business is highly sensitive to tax increases; an increase in the federal or state excise tax (which the company does not anticipate at this time) would depress our domestic beverage business. Our current outlook for our domestic beverage business anticipates: (a) continued success of Jack Daniel's Tennessee whiskey, Southern Comfort, and our other core spirits brands; and (b) a decline from last year in profit from our pre-blended frozen drink product lines. Current expectations from our foreign beverage business could prove to be optimistic if economic conditions deteriorate in the principal countries where the company exports its beverage products, including
     Germany, the United Kingdom, Japan, and Australia.

     Consumer Durables Risk Factors: Earnings projections for our consumer durables business anticipate a continued strengthening of our Lenox business. These projections could be offset by factors such as poor consumer response rates at Lenox Collections, soft demand for Lenox products at outlet malls and department stores, or further department store consolidation.

Results of Operations
---------------------
Second Quarter Fiscal 1997 Compared to Second Quarter Fiscal 1996
-----------------------------------------------------------------
     A summary of operating performance follows (expressed in millions, except percentage and per share amounts):

                                 THREE MONTHS ENDED
                                     OCTOBER 31,       %
                                  1996       1995    CHANGE
                                  ----       ----    ------
Net Sales
---------
   Wines & Spirits              $ 373.9    $ 364.3      3
   Consumer Durables              151.7      153.9     (1)
                                -------    -------
      Total                     $ 525.6    $ 518.2      1

Operating Income                $  93.4    $  90.0      4
----------------
Net Income                      $  55.4    $  53.2      4
----------
Earnings Per Share              $  0.80    $  0.77      4
------------------
Effective Tax Rate                38.0%      37.7%
------------------

     Sales of the company's wines and spirits increased 3% for the quarter. Higher volumes of Jack Daniel's in international markets and increased sales of the company's premium table wines more than offset a decline in sales of Tropical Freezes. Although second year sales of Tropical Freezes have been significantly below last year's introductory levels, the brand continues to represent a viable entry in the company's low-alcohol portfolio. Revenues from the consumer durables segment declined 1% in the second quarter, reflecting a planned contraction of the Lenox Collections business, as well as lower sales of china and crystal to department and specialty stores.

     Second quarter operating income was up 4%. Increased profitability within the consumer durables segment reflected aggressive cost-cutting efforts within the company's restructured Lenox Collections unit. Strong volume gains for Jack Daniel's internationally helped the wines and spirits segment, while earnings were negatively affected by lower sales and higher costs associated with the company's pre-blended frozen drinks, increased grape costs, and continued investment in developing international markets.

     Net interest expense declined reflecting both lower debt levels and lower average rates for commercial paper borrowings.

Six Months Fiscal 1997 Compared to Six Months Fiscal 1996
---------------------------------------------------------
     A summary of operating performance follows (expressed in millions, except percentage and per share amounts):

                                   SIX MONTHS ENDED
                                      OCTOBER 31,        %
                                   1996       1995    CHANGE
                                   ----       ----    ------
Net Sales
---------
   Wines & Spirits                $698.2     $662.1      5
   Consumer Durables               251.8      266.6     (6)
                                  ------     ------
      Total                       $950.0     $928.7      2

Operating Income                  $149.1     $147.1      1
----------------
Net Income                        $ 87.7     $ 85.3      3
----------
Earnings Per Share                $ 1.27     $ 1.23      3
------------------
Effective Tax Rate                 38.0%      38.1%
------------------

     A 5% increase in revenues from wines and spirits was attributable to strong sales of Jack Daniel's worldwide and higher sales of the company's premium table wines. Segment sales growth was partially offset by lower sales of Tropical Freezes, which were significantly below last year's introductory levels. Consumer durable revenues were down 6%, due primarily to the planned contraction of Lenox Collections.

     Brown-Forman's first half operating income increased 1%. Improved profitability of the consumer durables was largely the result of aggressive cost-cutting efforts within the company's restructured Lenox Collections unit. Wines and spirits segment results benefited from worldwide sales gains for Jack Daniel's Tennessee Whiskey, which continues to grow at double-digit rates outside the United States. Profit growth from strong consumer demand for Brown-Forman's premium wine brands has been tempered by increased grape costs. First half profits from wines and spirits were negatively affected by lower sales and higher costs associated with the company's pre-blended frozen drinks and by the cost of continually pursuing international marketing and partnership opportunities in developing beverage markets.

     Net interest expense declined, reflecting both lower debt levels and lower average rates for commercial paper.

     Positive trends within the wines and spirits segment are expected to lead to improved period-to-period earnings comparisons during the second half of the year and a moderate increase in full year earnings.

Financial Condition at October 31, 1996 Compared to Financial
-------------------------------------------------------------
Condition at April 30, 1996
---------------------------
     The company's activities in the first half ended October 31, 1996 resulted in a net decrease in cash and cash equivalents. Cash provided by operating activities was comparable to last year. Additions to property, plant, and equipment largely reflect the company's plans to upgrade and expand production facilities in the wines and spirits segment. Net commercial paper increased $33 million, proceeds of which were used for debt retirement and other general corporate purposes. Total net working capital increased 16% from April 30, 1996 to $539 million.

Dividends
---------
     The Board of Directors increased the quarterly cash dividend 3.9% from $.26 to $.27 per share on Class A and Class B common stock payable January 1, 1997. As a result, the indicated annual cash dividend per share rose from $1.04 to $1.08 per share.

Environmental
-------------
     The company, along with other responsible parties, faces environmental claims resulting from the cleanup of several waste deposit sites. The company has accrued its estimated portion of these cleanup costs and expects other responsible parties and insurance coverage to cover the remaining costs. The company believes that any additional environmental defense costs it incurs will not have a material adverse effect on the company's financial condition or results of operations.

                  PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
-------  -----------------
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

    On May 21, 1996, a Magistrate Judge entered a Memorandum and Recommendation that all of EPI's tort claims against Brown-Forman be dismissed. EPI filed Objections to the Magistrate's Recommendation and moved to amend its complaint to include a breach of contract claim. By Orders of September 30, the District Judge overruled EPI's motion to amend its complaint and directed the Magistrate Judge to reconsider parts of the Recommendation in light of new arguments raised by EPI. On November 20, the Magistrate Judge entered a Supplemental Memorandum and Recommendation that all of EPI's claims against Brown-Forman be dismissed. EPI has filed Objections to the Supplemental Recommendation which will be considered by the District Judge. The trial, previously scheduled for September, 1996, has been postponed indefinitely.

    In the opinion of management, and based upon the advice of legal counsel, the disposition of this suit will not have a material adverse effect on the company's consolidated financial position or results of operations.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)Exhibits:

   Exhibit
   Number         Exhibit
   ------         -------
     27           Financial Data Schedule

(b)Reports on Form 8-K:

   1.) There were no reports on Form 8-K filed during the quarter ended October 31, 1996.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 BROWN-FORMAN CORPORATION
                                        (Registrant)


Date:   December 11, 1996        By: /s/ Steven B. Ratoff
                                    _______________________________
                                    Steven B. Ratoff
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (On behalf of the Registrant and
                                    as Principal Financial Officer)