Form 10-Q
period 1997-01-31
BROWN FORMAN CORP
filed 1997-03-14
CIK 14693

United States Securities and Exchange Commission
                     Washington, D.C.  20549

                            FORM 10-Q
 (Mark One)
  X   QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended JANUARY 31, 1997

                               OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _______________ to_______________

                    Commission File No. 1-123

                    Brown-Forman Corporation
     (Exact name of Registrant as specified in its Charter)

         Delaware                            61-0143150
(State or other jurisdiction of            (IRS Employer
incorporation or organization)          Identification No.)

    850 Dixie Highway
   Louisville, Kentucky                        40210
(Address of principal executive offices)     (Zip Code)

                         (502) 585-1100
      (Registrant's telephone number, including area code)

                               N/A
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: March 3, 1997

      Class A Common Stock ($.15 par value, voting)     28,988,091
      Class B Common Stock ($.15 par value, nonvoting)  40,008,147

                    BROWN-FORMAN CORPORATION
               Index to Quarterly Report Form 10-Q


                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                         Page
------   --------------------

     Condensed Consolidated Statement of Income
         Three months ended January 31, 1997 and 1996  3
         Nine months ended January 31, 1997 and 1996   3

     Condensed Consolidated Balance Sheet
         January 31, 1997 and April 30, 1996           4

     Condensed Consolidated Statement of Cash Flows
         Nine months ended January 31, 1997 and 1996   5

     Notes to the Condensed Consolidated Statements    6


Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations   7 - 10


                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                            11

Item 6.  Exhibits and Reports on Form 8-K             11

Signatures                                            12

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    BROWN-FORMAN CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)
        (Expressed in millions except per share amounts)

                         Three Months Ended      Nine Months Ended
                              January 31,            January 31,
                          1997      1996          1997      1996
                          ----      ----          ----      ----

Net sales                $458.2   $451.1        $1,408.2  $1,379.8
Excise taxes               65.0     66.6           193.5     201.3
Cost of sales             173.9    168.0           527.8     510.0
                         ------   ------        --------  --------
Gross profit              219.3    216.5           686.9     668.5
Selling, general, and
       administrative
       expenses            97.8     89.1           287.8     276.8
Advertising expenses       50.8     61.8           179.3     179.0
                         ------   ------        --------  --------
Operating income           70.7     65.6           219.8     212.7
Interest income              .4       .7             1.6       2.0
Interest expense            4.0      5.1            12.9      15.8
                         ------   ------        --------  --------
Income before income
       taxes               67.1     61.2           208.5     198.9
Taxes on income            25.5     23.1            79.2      75.4
                         ------   ------        --------  --------
     Net income            41.6     38.1           129.3     123.5
Less preferred stock
     dividend requirements   .1       .1              .4        .4
                         ------   ------        --------  --------
Net income applicable
     to common stock    $  41.5  $  38.0        $  128.9  $  123.1
                        =======  =======        ========  ========

Weighted average number
     of common shares
     outstanding           69.0     69.0            69.0      69.0

Per common share:
     Net income         $   .60  $   .55        $   1.87  $   1.78
                        =======  =======        ========  ========
     Cash dividends
     paid               $   .27  $   .26        $    .79  $   .756
                        =======  =======        ========  ========


See notes to the condensed consolidated statements.

                    BROWN-FORMAN CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEET
                     (Expressed in millions)

                                       January 31,    April 30,
                                         1997           1996
                                       ----------     --------
                                      (Unaudited)
Assets
Cash and cash equivalents             $   60.2        $   53.9
Accounts receivable, net                 212.2           256.9
Inventories:
   Barreled whisky                       166.4           167.1
   Finished goods                        158.0           168.5
   Work in process                        76.8            58.5
   Raw materials and supplies             41.8            38.5
                                      --------        --------
          Total inventories              443.0           432.6
Other current assets                      26.7            24.1
                                      --------        --------
          Total current assets           742.1           767.5

Property, plant and equipment, net       289.7           281.2
Intangible assets, net                   256.6           258.5
Other assets                              77.9            74.3
                                      --------        --------
          Total assets                $1,366.3        $1,381.5
Liabilities
Commercial paper                      $   50.0        $   50.0
Accounts payable and accrued expenses    182.2           222.9
Current portion of  long-term debt         6.7             6.0
Accrued taxes on income                    6.1             2.6
Deferred income taxes                     21.4            21.4
Dividends payable                         18.7             --
                                      --------        --------
          Total current liabilities      285.1           302.9

Long-term debt                           156.2           211.4
Deferred income taxes                    130.9           126.6
Post-retirement benefits                  54.0            52.2
Other liabilities and deferred income     47.8            54.2
                                      --------        --------
          Total liabilities              674.0           747.3
Stockholders' Equity
Preferred stock                           11.8            11.8
Common stockholders' equity              680.5           622.4
                                      --------        --------
          Total stockholders' equity     692.3           634.2
                                      --------        --------

          Total liabilities and
          stockholders' equity        $1,366.3        $1,381.5
                                      ========        ========

Note: The balance sheet at April 30, 1996, has been taken from the audited financial statements at that date, and condensed.

See notes to the condensed consolidated statements.

                    BROWN-FORMAN CORPORATION
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited)
(Expressed in millions; amounts in parentheses are reductions of cash)

                                           Nine Months Ended
                                              January 31,
                                            1997        1996
                                            ----        ----
Cash flows from operating activities:
  Net income                               $129.3      $123.5
  Adjustments to reconcile net income to net
   cash provided by (used for) operations:
    Depreciation                             30.5        27.9
    Amortization of intangible assets         6.9         6.7
    Deferred income taxes                     4.3        16.9
    Other                                    (6.3)       (2.4)
  Changes in assets and liabilities:
    Accounts receivable                      44.8         8.2
    Inventories                             (10.4)      (28.6)
    Other current assets                     (2.6)         .5
    Accounts payable and accrued expenses   (40.7)      (33.7)
    Accrued taxes on income                   3.5         4.2
                                           ------      ------
      Cash provided by operating activities 159.3       123.2
Cash flows from investing activities:
    Additions to property, plant,
     and equipment, net                     (38.9)      (42.5)
    Investment in affiliate, net of cash      --         (8.2)
    Other                                    (4.6)        (.5)
                                           ------      ------
       Cash used for investing activities   (43.5)      (51.2)
Cash flows from financing activities:
    Commercial paper                        (49.0)      (51.0)
    Proceeds from long-term debt              1.1        30.0
    Reduction of long-term debt              (6.7)       (5.7)
    Cash dividends paid                     (54.9)      (52.5)
                                           ------      ------
       Cash used for financing activities  (109.5)      (79.2)
Net increase (decrease) in cash and
    cash equivalents                          6.3        (7.2)

Cash and cash equivalents,
    beginning of period                      53.9        62.5
                                           ------      ------
Cash and cash equivalents, end of period   $ 60.2      $ 55.3
                                           ======      ======

See notes to the condensed consolidated statements.

                    BROWN-FORMAN CORPORATION
         NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS
                           (Unaudited)

In these notes, "we," "us," and "our" refer to Brown-Forman
Corporation.

1. Condensed Consolidated Financial Statements
   -------------------------------------------
We prepared these unaudited condensed consolidated statements using our customary accounting practices as set out in our 1996 annual report on Form 10-K (the "1996 Annual Report"). We made all of the adjustments (which includes only normal, recurring adjustments) needed to present this data fairly.

We condensed or left out some of the information found in financial statements prepared according to generally accepted accounting principles ("GAAP"). You should read these financial statements together with the 1996 Annual Report, which does conform to GAAP.

2.   Inventories
     -----------
We use the last-in, first-out method to determine the cost of almost all of our inventories. If the last-in, first-out method had not been used, inventories would have been $97 million higher than reported as of January 31, 1997, and $85 million higher than reported as of April 30, 1996.

3. Environmental
   -------------
Along with other responsible parties, we face environmental claims resulting from the cleanup of several waste deposit sites. We have accrued our estimated portion of cleanup costs. We expect either the other responsible parties or insurance to cover the remaining costs. We do not believe that any additional costs we incur to satisfy environmental claims will have a material adverse effect on our financial condition or results of operations.

4. Contingencies
   -------------
We get sued in the ordinary course of business. Some suits and claims seek significant damages. Many of them take years to resolve, which makes it difficult for us to predict their out comes. We believe, based on our legal counsel's advice, that none of the suits and claims pending against us will have a material adverse effect on our financial condition or results of operations.

Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of  Operations
         ------------------------------------

You should read the following discussion and analysis along with our 1996 Annual Report. Note that the results of operations for the nine months ended January 31, 1997, do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, "we," "us," and "our" refer to Brown-Forman Corporation.

Risk Factors Affecting Forward-Looking Statements:
From time to time, we may make forward-looking statements related to our anticipated financial performance, business prospects, new products, and similar matters. We make several such statements in the discussion and analysis which follows, but we do not guarantee that the results indicated will actually be achieved.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we note that the following non-exclusive list of important risk factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in those forward-looking statements:

     Generally: We operate in highly competitive markets. Our business is subject to changes in general economic conditions, changes in consumer preferences, the degree of acceptance of new products, and the uncertainties of litigation. As our business continues to expand outside the U.S., our revenues are more exposed to foreign exchange rate fluctuations and the health of foreign economies.

     Beverage Risk Factors: The U.S. beverage alcohol business is highly sensitive to tax increases; an increase in federal or state excise taxes (which we do not anticipate at this time) would depress our domestic beverage business. Our current outlook for our domestic beverage business anticipates: (a) continued success of Jack Daniel's
     Tennessee whiskey, Southern Comfort, and our other core spirits brands; and (b) a decline from last year in profit from our frozen cocktail product lines. Current expectations from our foreign beverage business could prove to be optimistic if economic conditions deteriorate in the principal countries where we export our beverage products, including Germany, the United Kingdom, Japan, and Australia.

     Consumer Durables Risk Factors: Earnings projections for our consumer durables business anticipate a continued strengthening of our Lenox business. These projections could be offset by factors such as poor consumer response rates at Lenox Collections, a soft retail environment at outlet malls, or further department store consolidation.

Results of Operations:
---------------------
Third Quarter Fiscal 1997 Compared to Third Quarter Fiscal 1996
---------------------------------------------------------------

Here is a summary of our operating performance (expressed in millions, except percentage and per share amounts):

                                 Three Months Ended
                                     January 31,        %
                                  1997       1996   Change
                                ------     ------   ------
Net Sales
---------
   Wines & Spirits              $325.2     $317.2      3
   Consumer Durables             133.0      133.9     (1)
                                ------     ------
      Total                     $458.2     $451.1      2

Operating Income                $ 70.7     $ 65.6      8
----------------
Net Income                      $ 41.6     $ 38.1      9
----------

Earnings Per Share              $ 0.60     $ 0.55      9
------------------

Effective Tax Rate                38.0%      37.7%
------------------

Sales for our wines and spirits segment were up 3%, led by domestic growth for our major wines and spirits brands. International sales of wines and spirits were lower as a result of several unusual factors including a change in distributors and an excise duty increase, both of which affected the timing of international shipments.

Revenues from our consumer durables segment declined 1% for the quarter, reflecting lower sales at our restructured Lenox Collections unit. Profitability at Collections was up compared to last year, however, contributing to an increase in third quarter profits for the consumer durables segment. Based on year-to-date results, we expect solid growth in full-year segment earnings.

Operating income for the quarter increased 8% -- our strongest performance in five quarters and in line with our expectations.

Net interest expense declined 18% from last year's third quarter due to lower net debt balances.

Nine Months Fiscal 1997 Compared to Nine Months Fiscal 1996
-----------------------------------------------------------

Here is a summary of our operating performance (expressed in millions, except percentage and per share amounts):

                                 Nine Months Ended
                                    January 31,      %
                                1997        1996   Change
                              --------    --------
Net Sales
---------
   Wines & Spirits            $1,023.4    $  979.3     5
   Consumer Durables             384.8       400.5    (4)
                              --------    --------
      Total                   $1,408.2    $1,379.8     2

Operating Income              $  219.8    $  212.7     3
----------------

Net Income                    $  129.3    $  123.5     5
----------

Earnings Per Share            $   1.87    $   1.78     5
------------------

Effective Tax Rate                38.0%       37.9%
------------------

Sales of our wines and spirits increased 5% for the nine months ending January 31, as sales of Jack Daniel's outside the United states continued to grow at double-digit rates. Jack Daniel's has also performed well in the United States, benefiting from improved consumption trends for distilled spirits. Sales for our Wine Group increased sharply during the last nine months, while shipments of Tropical Freezes were significantly below last year's introductory levels.

Revenues from the consumer durables segment were down 4% for the period, primarily reflecting the planned contraction at the Lenox Collections direct marketing division, while sales of other consumer durables divisions were ahead of the same period last year.

Consolidated operating income was 3% better than last year.
This was fueled largely by strong worldwide growth of Jack
Daniel's and increased earnings from the consumer durables segment. These gains were somewhat offset by lower sales of low alcohol products and increased investments associated with expansion into international markets.

Net interest expense continued to be favorable compared to last year as a result of lower net debt balances. We expect that our full-year effective tax rate in fiscal 1997 will remain unchanged from our current rate of 38.0%.

Financial Condition at January 31, 1997,
----------------------------------------
Compared to Financial Condition at April 30, 1996
-------------------------------------------------

Cash provided by operating activities was up 29% from the same period last year. Lower accounts receivable balances were attributable to reduced sales at Lenox Collections and generally improved company-wide days sales outstanding. Working capital required to finance inventories was favorable compared to last year, when initial building of low alcohol beverage inventories occurred. These favorable cash flow comparisons were offset somewhat by lower accounts payable and accrued expenses and a smaller increase in deferred income taxes. Additions to property, plant, and equipment continue to reflect our plans to upgrade and expand our wines and spirits production facilities. We have used excess cash for debt retirement and payment of dividends.

Dividends
---------

On January 23, 1997, our Board of Directors declared a regular quarterly cash dividend of $.27 per share on both Class A and Class B Common Stock. They also declared a $.10 per share cash
dividend on the Preferred Stock.   Stockholders of record on
March 5, 1997 will receive the cash dividend on April 1, 1997. As a result, total cash dividends paid per common share in fiscal 1997 will be $1.06, a 4% increase over last year.

Environmental
-------------

Along with other responsible parties, we face environmental claims resulting from the cleanup of several waste deposit sites. We have accrued our estimated portion of cleanup costs. We expect either the other responsible parties or insurance to cover the remaining costs. We do not believe that any additional costs we incur to satisfy environmental claims will have a material adverse effect on our financial condition or results of operations.

                   PART II - OTHER INFORMATION


Item 1.   Legal Proceedings
------    -----------------

Expansion Plus, Inc. v. Brown-Forman Corporation, et al.,
(United States District Court for the Southern District of
Texas, Houston Division, Civil Action No. H-94-3498)

As we reported earlier, we bought a start-up credit card processing business in 1988 from Expansion Plus, Inc. ("EPI"). We built up this business substantially, and sold it 1993 for $31.2 million. Months after the sale, EPI claimed that we had never acquired full title to the business, that we had to return all or part of it to EPI, and that our sale of the business to a third party represented a conversion of EPI's assets.

In October, 1994, EPI filed a tort action against the buyer and us alleging conversion of property, tortious interference with contractual relationships, misappropriation of trade secrets, and breach of a confidential relationship. EPI sought damages of $31.2 million plus punitive damages in an amount ten times actual damages.

On January 30, 1997, the trial judge entered summary judgment in our favor, dismissing all of EPI's claims. EPI has filed a notice of appeal to the Federal Appeals Court for the Fifth
Circuit.

Our counsel have advised us, and it is our opinion, that the disposition of this suit will not have a material adverse effect on our consolidated financial position or results of operations.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

   Exhibit
   Number         Exhibit
   ------         -------
     27           Financial Data Schedule

(b)       Reports on Form 8-K:  None.

                           SIGNATURES

As required by the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned authorized officer.

                                 BROWN-FORMAN CORPORATION
                                        (Registrant)


Date:   March 12, 1997           By: /s/ Steven B. Ratoff
                                    _____________________________
                                    Steven B. Ratoff
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (On behalf of the Registrant
                                    and as Principal Financial
                                    Officer)