Form 10-K
period 1997-04-30
BROWN FORMAN CORP
filed 1997-07-22
CIK 14693

               United States Securities and Exchange Commission
                            Washington, D.C.  20549
                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended April 30, 1997
                         Commission file number 1-123

                           BROWN-FORMAN CORPORATION
            (Exact name of registrant as specified in its charter)




           Delaware                                             61-0143150
(State of other jurisdiction of                                (IRS Employer
incorporation or organization)                              Identification No.)

            850 Dixie Highway
          Louisville, Kentucky                                       40210
(Address of principal executive offices)                           (Zip Code)

       Registrant's telephone number, including area code (502) 585-1100

          Securities registered pursuant to Section 12(b) of the Act:

                                                                Name of Each Exchange on
               Title of Each Class                                  Which Registered
               -------------------                                 ------------------
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

Securities registered pursuant to Section 12(g) of the Act      None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days.

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

The aggregate market value, at April 30, 1997, of the voting stock held by nonaffiliates of the registrant was $403,708,767.

The number of shares outstanding for each of the registrant's classes of Common Stock on May 28, 1997 was:
           Class A Common Stock (voting)      28,988,091
           Class B Common Stock (nonvoting)   40,008,147

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------
Portions of the Registrant's 1997 Annual Report to Stockholders are incorporated by reference into Parts I, II, and IV of this report. Portions of the Proxy Statement of Registrant for use in connection with the Annual Meeting of Stockholders to be held July 24, 1997 are incorporated by reference into Part III of this report.

                                    PART I

Item 1.  Business
------   --------
(a) General development of business:

Brown-Forman Corporation ("we," "us," or "our" below) was incorporated under the laws of the State of Delaware in 1933, successor to a business founded in 1870 as a partnership and subsequently incorporated under the laws of the Commonwealth of Kentucky in 1901. Our principal executive offices are located at 850 Dixie Highway, Louisville, Kentucky 40210 (mailing address: P.O. Box 1080, Louisville, Kentucky 40201-1080).

(b) Financial information about industry segments:

Information regarding net sales, operating income, and total assets of each of our business segments is in Note 11 of Notes to Consolidated Financial Statements on page 35 of our 1997 Annual Report to Stockholders, which information is incorporated into this report by reference in response to Item 8.

(c) Narrative description of business:

The following is a description of our operations.

Wines and Spirits Segment
-------------------------

Wines and Spirits operations include manufacturing, bottling, importing, exporting, and marketing a wide variety of alcoholic beverage brands. This Segment also manufactures and markets new and used oak barrels, plastic closures, and plastic bottles.

The Segment's brands consist of the following:

                    Tennessee Whiskeys
                          Jack Daniel's
                          Jack Daniel's Single Barrel
                          Jack Daniel's Master Distiller
                          Gentleman Jack

                    Kentucky Straight Bourbon Whiskeys
                          Old Forester
                          Forester 1870
                          Early Times
                          Woodford Reserve


                    Kentucky Whiskey
                         Early Times

          Canadian Mist
          Southern Comfort
          Pepe Lopez Tequilas
          Korbel California Brandy*
          Jack Daniel's Country Cocktails
          Finlandia Vodkas**
          Bushmills Irish Whiskeys**
          Black Bush Special Irish Whiskey**
          Glenmorangie Single Highland Malts**
          Usher's Scotch Whisky**
          Jack Daniel's & Cola
          Southern Comfort & Cola
          Tropical Freezes
          Oblio Sambucas**
          Jack Daniel's Oak-aged Beers

          California Wines
                Fetzer Veneyards
                Korbel Champagnes*
                Jekel Vineyards
                Bel Arbor
                Armstrong Ridge*

          Italian Wines
                Bolla
                Fontana Candida**
                Brolio**
                Fontanafredda**

          Carmen Vineyards Chilean Wines**
          Michel Picard French Wines**
          Noilly Prat Vermouths**

*    Brands marketed by Brown-Forman worldwide by agency agreement.
** Brands marketed by Brown-Forman in the U.S. and other select markets by agency agreements.

Statistics based on case sales, published annually by a leading trade publication, rank Jack Daniel's as the largest selling Tennessee whiskey in the United States, Canadian Mist as the largest selling Canadian whiskey in the United States, and Southern Comfort as the largest selling domestic proprietary liqueur in the United States.

A leading industry trade publication reported Korbel California Champagnes as the largest selling premium champagne in the United States. This trade publication also reported that, among numerous imported wines, Bolla Italian
Wine is the leading premium Italian table wine in the United States. Fetzer was ranked thirteenth among all domestic table wines.

We believe the statistics used to rank these products are reasonably accurate.

Our strategy with respect to the Wines and Spirits Segment is to market high quality products that satisfy consumer preferences and to support them with extensive international, national, and regional marketing programs. These programs are intended to extend consumer brand recognition and brand loyalty.

Sales managers and representatives or brokers represent the Segment in all states. The Segment distributes its spirits products domestically either through state agencies or through wholesale distributors. The contracts which we have with many of our distributors have formulas which determine reimbursement to distributors if we terminate them; the amount of reimbursement is based primarily on the distributor's length of service and a percentage of its purchases over time. Some states have statutes which limit our ability to terminate distributor contracts.

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

The principal raw materials used in the production of wines are grapes and packaging materials. Grapes are primarily purchased from independent growers and, from time to time, are adversely affected by weather and other forces which may limit production. We believe that our relationships with our growers are good.

Due to aging requirements, production of whiskeys is scheduled to meet demand three to five years in the future. Accordingly, inventories are larger in relation to sales and total assets than would be normal for most other businesses.

The industry is highly competitive and there are many brands sold in the consumer market. Trade information indicates that we are one of the largest wine and spirit suppliers in the United States in terms of revenues.

The wines and spirits industry is regulated by the Bureau of Alcohol, Tobacco, and Firearms of the United States Treasury Department with respect to production, blending, bottling, sales, advertising, and transportation of its products. Also, each state regulates advertising, promotion, transportation, sale, and distribution of such products.

Under federal regulations, whiskey must be aged for a least two years to be designated "straight whiskey." The Segment ages its straight whiskeys for a minimum of three to five years. Federal regulations also require that "Canadian" whiskey must be manufactured in Canada in compliance with Canadian laws and must be aged in Canada for at least three years.

Consumer Durables Segment
-------------------------

The Consumer Durables Segment includes the manufacturing and/or marketing of the following:

               Fine China Dinnerware
               Casual Dinnerware and Glassware
               Crystal Stemware
               Crystal Barware
               China and Crystal Giftware
               China Lamps
               Collectibles and Jewelry
               Sterling Silver, Pewter and Silver-Plate Giftware
               Sterling Silver and Stainless Steel Flatware
               Contemporary Tabletop, Houseware and Giftware
               Fine Table Linens
               Luggage
               Business Cases and Folios
               Personal Leather Accessories

All of the products of the Segment are sold by segment-employed sales representatives under various compensation arrangements, and where appropriate to the class of trade, by specialized independent commissioned sales representatives and independent distributors.

The Segment's products are marketed domestically through authorized retail stores consisting of department stores and specialty and jewelry shops and through retail stores operated by the Segment. Products are also distributed domestically through the institutional, incentive, premium, business gift and military exchange classes of trade, and internationally through authorized retailers and/or distributors in selected foreign markets. Specially created collectible products are distributed both domestically and in selected foreign markets through the direct response/mail-order channel, as well as through authorized collectible retailers.

Fine china and casual dinnerware, as well as fine china giftware, are marketed under the Lenox trademark. Crystal stemware, barware and giftware are marketed under both the Lenox and Gorham trademarks. Contemporary tabletop, houseware and giftware products are marketed under the Dansk trademark. Sterling silver and stainless flatware and sterling giftware are marketed under the Gorham and "Lenox. Kirk Stieff Collection" trademarks. Pewter and silver-plated giftware products are also marketed under the "Lenox. Kirk Stieff Collection" trademark. Luggage, business cases, and personal leather accessories are marketed under the Hartmann, Wings, Veronica Hart, and Crouch & Fitzgerald trademarks. The direct response/mail-order sales in the United States of specially designed collectibles are marketed under the Lenox, Princeton Gallery and Gorham trademarks, while such sales abroad are marketed primarily under the Brooks & Bentley trademark.

The Lenox, Gorham, and Hartmann brand names hold significant positions in their industries. The Segment has granted licenses for the use of the Lenox trademark on selected fine table linens and premium collector plates, subject to the terms of licensing agreements.

The Segment believes that it is the largest domestic manufacturer and marketer of fine china dinnerware and fine crystal stemware, and the only significant domestic manufacturer of fine quality china giftware. The Segment is also a leading manufacturer and distributor of fine quality luggage, business cases, and personal leather accessories. The Segment competes with a number of other companies and is subject to intense foreign competition in the marketing of fine china, contemporary and casual dinnerware, crystal stemware and giftware, stainless flatware and luggage products.

In the Segment's china and stainless businesses, competition is based primarily on quality, design, brand, style, product appeal, consumer satisfaction, and price. In its luggage, business case and personal leather accessories business, competition is based primarily on brand awareness, quality, design, style, and price. In its direct response/mail-order business, the most important competitive factors are the brand, product appeal, design, sales/marketing program, service, and price of the products. In its crystal, sterling silver, silver-plated, and pewter businesses, competition is based primarily on price, with quality, design, brand, style, product appeal, and consumer satisfaction also being factors.

Clay and feldspar are the principal raw materials used to manufacture china products and silica is the principal raw material used to manufacture crystal products. Gold and platinum are significant raw materials used to decorate china and crystal products. Leather and nylon fabric are the principal raw materials used to manufacture luggage and business cases. Fine silver is the principal raw material used to manufacture sterling silver giftware and flatware products; tin is the principal raw material used to manufacture pewter products; and stainless steel is the principal raw material used to manufacture stainless steel flatware. It is anticipated that raw materials used by the Segment will be in adequate supply. However, the acquisition price of gold, platinum, fine silver, and tin is influenced significantly by worldwide economic events and commodity trading.

Sales of certain Segment products are traditionally greater in the second quarter of the fiscal year, primarily because of seasonal holiday buying.

Other Information
-----------------

As of April 30, 1997, we employ approximately 7,500 persons, including 1,050 employed on a part-time basis.

We are an equal opportunity employer and we recruit and place employees without regard to race, color, national origin, sex, age, religion, disability, or veteran status.

We believe our employee relations are good.

For information on the effects of compliance with federal, state and local environmental regulations, refer to Note 14, "Environmental," on page 35 of our 1997 Annual Report to Stockholders, which information is incorporated into this report by reference in response to Item 8.

Item 2.  Properties
-------  ----------

The corporate offices consist of office buildings, including renovated historic structures, all located in Louisville, Kentucky.

Significant properties by business segments are as follows:

Wines and Spirits Segment
-------------------------

The facilities of the Wines and Spirits Segment are shown below. The owned facilities are held in fee simple.

Owned facilities:
 .  Production facilities:
          - Distilled Spirits and Wines:
               - Lynchburg, Tennessee
               - Louisville, Kentucky
               - Collingwood, Ontario
               - Shively, Kentucky
               - Woodford County, Kentucky
               - Frederiksted, St. Croix, U.S. Virgin Islands
               - Mendocino County, California
               - Monterey County, California
               - Pedemonte, Italy
               - Soave, Italy

          - Oak Barrels:
               - Louisville, Kentucky
               - Mendocino County, California
          - Plastic Closures and Plastic Bottles:
               - Louisville, Kentucky

 . Bottling facilities:
          - Lynchburg, Tennessee
          - Louisville, Kentucky
          - Woodford County, Kentucky
          - Frederiksted, St. Croix, U.S. Virgin Islands
          - Mendocino County, California
          - Monterey County, California
          - Pedemonte, Italy

 . Warehousing facilities:
          - Lynchburg, Tennessee
          - Louisville, Kentucky
          - Collingwood, Ontario
          - Shively, Kentucky
          - Woodford County, Kentucky
          - Mendocino County, California
          - Monterey County, California
          - Pedemonte, Italy
          - Soave, Italy

Leased facilities:
 .  Production and bottling facility in  Dublin, Ireland
 . Wine production and warehousing facility in Mendocino County, California . Vineyards in Monterey County, California

We believe that the productive capacities of the wines and Spirits Segment are adequate for the business, and that the facilities are maintained in a good state of repair.

Consumer Durables Segment
-------------------------

The facilities of the Consumer Durables Segment are shown below. The owned facilities are held in fee simple.

Owned facilities:
 .  Office facilities:
          - Lenox corporate - Lawrenceville, New Jersey
          - Headquarters for Lenox Direct Response/Collectibles
                    Division - Langhorne, Pennsylvania

 .  Production and office facilities:
          - Lenox - Pomona, New Jersey (includes retail store); Oxford, North Carolina; Kinston, North Carolina; and Mt. Pleasant, Pennsylvania (includes retail store)
          - Gorham - Smithfield, Rhode Island (includes retail store)
          - Hartmann - Lebanon, Tennessee (includes retail store)

 .  Warehousing facilities:
          - Lenox/Dansk/Gorham - Williamsport, Maryland

Leased facilities:
 .  Office facilities:
          - Dansk headquarters - White Plains, New York

 .  Production/Warehousing/Office facilities:
          - Kirk Stieff - Baltimore, Maryland (includes retail store)

 .  Warehousing facilities:
          - Lenox - South Brunswick, New Jersey (includes retail store); Oxford, North Carolina; Kinston, North Carolina; and Mt. Pleasant, Pennsylvania
          - Hartmann - Lebanon, Tennessee

 .  Retail stores:
          - The Segment operates 36 Lenox outlet stores in 26 states and a Lenox Gift Express store in Pennsylvaina. The Segment also operates 63 Dansk stores in 31 states. In addition, the Segment operates 2 Crouch & Fitzgerald luggage stores in 2 states and 1 Hartmann luggage outlet store in Florida.

The lease terms expire at various dates and are generally renewable, except for the Crouch & Fitzgerald store leases.

We believe that the Segment's facilities are in good condition and are adequate for the business.

Item 3. Legal Proceedings

Expansion Plus, Inc. v. Brown-Forman Corporation, et al., (United States District Court for the Southern District of Texas, Houston Division, Civil Action No. H-94-3498.)

As we reported earlier, we bought a start-up credit card processing business in 1988 from Expansion Plus, Inc. ("EPI"). We built up this business substantially, and sold it in 1993 for $31.2 million. Months after the sale, EPI claimed that we had never acquired full title to the business, that we had to return all or part of it to EPI, and that our sale of the business to a third party represented a conversion of EPI's assets.

In October, 1994, EPI filed a tort action against the buyer and us alleging conversion of property, tortious interference with contractual relationships, misappropriation of trade secrets, and breach of a confidential relationship. EPI sought damages of $31.2 million plus punitive damages in an amount ten times actual damages.

On January 30, 1997, the trial judge entered summary judgment in our favor, dismissing all of EPI's claims. EPI has appealed to the Federal Appeals Court for the Fifth Circuit.

Our counsel have advised us, and it is our opinion, that the disposition of this suit will not have a material adverse effect on our consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant



                                        Principal Occupation and
     Name                   Age            Business Experience                         Family Relationship
---------------------       ---        -------------------------                 -------------------------------
Owsley Brown II              54        Chairman of the Company since             Cousin to Owsley Brown Frazier
                                       July, 1995.  Chief Executive Officer
                                       of the company since July 1993.
                                       President of the company from
                                       July 1987 to July 1993.

Owsley Brown Frazier         61        Vice Chairman of the company              Cousin to Owsley Brown II
                                       since August 1983.

William M. Street            58        Vice Chairman of the company              None
                                       since July 1987.


                                             -9-


Steven B. Ratoff       54    Executive Vice President and Chief         None
                             Financial Officer of the company
                             since December 1994.  Private
                             investor in a number of small
                             privately-held companies from
                             February 1992 to November 1994.
                             Senior Vice President and Chief
                             Financial Officer for Pharmaceutical
                             Group of Bristol-Myers Squibb from
                             January 1990 to January 1992.

John P. Bridendall     47    Senior Vice President and Director of      None
                             Corporate Development since July 1987.

Russell C. Buzby       63    Senior Vice President and Executive        None
                             Director of Human Resources and
                             Information Services since July 1987.

Michael B. Crutcher    53    Senior Vice President, General Counsel,    None
                             and Secretary since May 1989.

Richard E. Stearns     46    President and Chief Executive Officer of   None
                             Lenox, Incorporated (a subsidiary of
                             the company) since September 1995.
                             President of Lenox, Incorporated from
                             April 1992 to September 1995.

Lois A. Mateus         50    Senior Vice President of Corporate         None
                             Communications and Corporate Services
                             since January 1988.


                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

Except as presented below, for the information required by this item refer to the section entitled "Quarterly Financial Information" appearing on the "Highlights" page of the 1997 Annual Report to Stockholders, which information is incorporated into this report by reference.

Holders of record of Common Stock at April 30, 1997:
      Class A Common Stock (Voting)                 3,156
      Class B Common Stock (Nonvoting)              5,054

The principal market for Brown-Forman common shares is the New York Stock Exchange.

Item 6. Selected Financial Data

For the information required by this item, refer to the section entitled "Selected Financial Data" appearing on page 17 of the 1997 Annual Report to Stockholders, which information is incorporated into this report by reference in response to Item 8.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

For the information required by this item, refer to the section entitled "Management's Discussion and Analysis" appearing on pages 18 through 23 of the 1997 Annual Report to Stockholders, which information is incorporated into this report by reference in response to Item 8.

Risk Factors Affecting Forward-Looking Statements:
From time to time, we may make forward-looking statements related to our anticipated financial performance, business prospects, new products, and similar matters. We make several such statements in the discussion and analysis referred to above, but we do not guarantee that the results indicated will actually be achieved.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we note that the following non-exclusive list of important risk factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in those forward-looking statements:

        Generally: We operate in highly competitive markets. Our business is subject to changes in general economic conditions, changes in consumer preferences, the degree of acceptance of new products, and the uncertainties of litigation. As our business continues to expand outside the U.S., our financial results are more exposed to foreign exchange rate fluctuations and the health of foreign economies.

        Beverage Risk Factors: The U.S. beverage alcohol business is highly sensitive to tax increases; an increase in federal or state excise taxes (which we do not anticipate at this time) would depress our domestic beverage business. Our current outlook for our domestic beverage business anticipates continued success of Jack Daniel's Tennessee whiskey, Southern Comfort, and our other core spirits brands. Current expectations from our foreign beverage business could prove to be optimistic if the U.S. dollar strengthens against other currencies or if economic conditions deteriorate in the principal countries where we export our beverage products, including Germany, the United Kingdom, Japan, and Australia. Current expectations for our global beverage business may not be met if consumption trends do not continue to increase. Profits could also be affected if grain or grape prices increase.

        Consumer Durables Risk Factors: Earnings projections for our consumer durables business anticipate a continued strengthening of our Lenox business. These projections could be offset by factors such as poor consumer response rates at Lenox Collections, weakened demand for fine china, a soft retail environment at outlet malls, or further department store consolidation.

Item 8. Financial Statements and Supplementary Date

For the information required by this item, refer to the Report of Management, Consolidated Financial Statements, and Notes to Consolidated Financial Statements appearing on pages 24 through 35 of the 1997 Annual Report to Stockholders, which information is incorporated into this report by reference, and the Report of Independent Accountants included on page S-1 of this report. For selected quarterly financial information, refer to the section entitled "Quarterly Financial Information" appearing on the "Highlights" page of the 1997 Annual Report to Stockholders, which information is incorporated into this report by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 24, 1997, which information is incorporated into this report by reference:
(a) "Election of Directors" on page 4 through the third paragraph on page 5 (for information on directors); and (b) the last paragraph on page 7 (for information on delinquent Section 16 filings). Also, see the information with respect to "Executive Officers of the Registrant" under Part I of this report, which information is incorporated herein by reference.

Item 11. Executive Compensation

For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 24, 1997, which information is incorporated into this report by reference:
(a) "Executive Compensation" on pages 8 through 13; (b) "Retirement Plan Descriptions" on pages 14 and 15; and (c) "Director Compensation" on page 15.

Item 12. Security Ownership of Certain Beneficial Owners and Management

For the information required by this item, refer to the section entitled "Stock Ownership" appearing on pages 6 through 7 of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 24, 1997, which information is incorporated into this report by reference.

Item 13. Certain Relationships and Related Transactions

For the information required by this item, refer to the section entitled "Transactions with Management" appearing on page 17 of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 24, 1997, which information is incorporated into this report by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------  -----------------------------------------------------------------

(a) 1 and 2 - Index to Consolidated Financial Statements and Schedules:

                                                                                                    Reference
                                                                                     --------------------------------------
                                                                                                                 Annual
                                                                                       Form 10-K               Report to
                                                                                     Annual Report            Stockholders
                                                                                          Page                    Pages(s)
                                                                                     -------------            -------------

    Incorporated by reference to our Annual
       Report to Stockholders for the year
           ended April 30, 1997:

       Report of Management*                                                               --                      24
       Consolidated Statement of Income for the
          years ended April 30, 1997, 1996, and 1995*                                      --                      25
       Consolidated Balance Sheet at April 30, 1997, 1996, and 1995*                       --                    26 - 27
       Consolidated Statement of Cash Flows for the
          years ended April 30, 1997, 1996, and 1995*                                      --                      28
       Consolidated Statement of Stockholders' Equity
          for the years ended April 30, 1997, 1996, and 1995*                              --                      29
       Notes to Consolidated Financial Statements*                                         --                    30 - 35

       Report of Independent Accountants                                                  S-1                      --

        Consolidated Financial Statement Schedule:
           II - Valuation and Qualifying Accounts                                         S-2                      --

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted either because they are not required under the related instructions, because the information required is included in the consolidated financial statements and notes thereto, or because they are inapplicable.

* Incorporated by reference to Item 8 in this report.

(a) 3 - Exhibits:
    Filed with this report:

Exhibit Index
-------------

13 Brown-Forman Corporation's Annual Report to Stockholders for the year ended April 30, 1997, but only to the extent set forth in Items 1, 5, 6, 7, and 8 of this Annual Report on Form 10-K for the year ended April 30, 1997.

21    Subsidiaries of the Registrant.

23    Consent of Coopers & Lybrand L.L.P. independent accountants.

    27   Financial Data Schedule (not considered to be filed).

Previously Filed:
Exhibit Index
-------------

  3(a) Restated Certificate of Incorporation of registrant which is incorporated into this report by reference to Brown-Forman Corporation's 10-K filed on July 19, 1994.

  3(b) Certificate of Amendment to Restated Certificate of Incorporation of registrant which is incorporated into this report by reference to Brown-Forman Corporation's 10-K filed on July 19, 1994.

  3(c) Certificate of Ownership and Merger of Brown-Forman Corporation into Brown-Forman, Inc. which is incorporated into this report by reference to Brown-Forman Corporation's 10-K filed on July 19, 1994.

  3(d) Certificate of Amendment to Restated and Amended Certificate of Incorporation of Brown-Forman Corporation which is incorporated into this report by reference to Brown-Forman Corporation's 10-K filed on July 19, 1994.

  3(e) The by-laws of registrant, as amended on May 25, 1988, which is incorporated into this report by reference to Brown-Forman Corporation's 10-K filed on July 26, 1993.

  4(a) Credit Agreement dated as of November 30, 1994, among Brown-Forman Corporation and a group of United States and international banks, which is incorporated into this report by reference to Brown-Forman Corporation's 10-K filed on July 17, 1995.

  4(b) Amendment No. 1 dated as of February 23, 1996, to the Credit Agreement referenced in 4(a) above, which is incorporated into this report by reference to Brown-Forman Corporation's 10-K filed on July 3, 1996.

  4(c) The Form of Indenture dated as of March 1, 1994 between Brown-Forman Corporation and The First National Bank of Chicago, as Trustee, which is incorporated into this report by reference to Brown-Forman Corporation's Form S-3 (Registration No. 33-52551) filed on March 8, 1994.

 10(a) Description of compensation arrangement with W. L. Lyons Brown, Jr., which is incorporated into this report by reference to Brown-Forman Corporation's 10-K filed on July 17, 1995.

 10(b) A description of the Brown-Forman Omnibus Compensation Plan, which is incorporated into this report by reference to the Appendix of the registrant's definitive proxy statement for the Annual Meeting of Stockholders held on July 27, 1995.

 10(c) Brown-Forman Corporation Restricted Stock Plan which is incorporated into this report by reference to Brown-Forman Corporation's 10-K filed July 19, 1994.

 10(d) Brown-Forman Corporation Supplemental Excess Retirement Plan, which is incorporated into this report by reference to Brown-Forman Corporation's 10-K filed on July 23, 1990.

 10(e) Brown-Forman Corporation Stock Appreciation Rights Plan, which is incorporated into this report by reference to Brown-Forman Corporation's 10-K filed on July 23, 1990.

 10(f) A description of the Brown-Forman Savings Plan is incorporated into this report by reference to page 10 of the registrant's definitive proxy statement for the Annual Meeting of Stockholders held on July 25, 1996.

 10(g) A description of the Brown-Forman Flexible Reimbursement Plan is incorporated into this report by reference to page 10 of the registrant's definitive proxy statement for the Annual Meeting of Stockholders held on July 25, 1996.

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

                           BROWN-FORMAN CORPORATION
                           ------------------------
                                 (Registrant)


                           /s/ OWSLEY BROWN II
                           ------------------------
Date:  May 28, 1997        By:  Owsley Brown II
                                Chairman of the Board and Chief Executive
                                Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on May 28, 1997 as indicated:



/s/ BARRY D. BRAMLEY           /s/ DONALD G. CALDER          /s/ OWSLEY BROWN FRAZIER
-------------------------      ----------------------        ------------------------
By: Barry D. Bramley           By: Donald G. Calder          By: Owsley Brown Frazier
    Director                       Director                      Director, Vice Chairman
                                                                 of the Board

/s/ RICHARD P. MAYER           /s/ STEPHEN E. O'NEIL         /s/ WILLIAM M. STREET
-------------------------      ----------------------        ------------------------
By: Richard P. Mayer           By: Stephen E. O'Neil         By: William M. Street
    Director                       Director                      Director, Vice Chairman
                                                                 of the Board

/s/ JAMES S. WELCH             /s/ OWSLEY BROWN II           /s/ THOMAS P. BURNET
-------------------------      ----------------------        ------------------------
By: James S. Welch             By: Owsley Brown II           By: Thomas P. Burnet
    Director                       Director, Chairman            (Principal Accounting
                                   of the Board and              Officer) Brown-Forman
                                   Chief Executive               Corporation
                                   Officer

                                                                 Senior Vice President
                                                                 and Chief Financial
/s/ GEO. GARVIN BROWN III      /s/ STEVEN B. RATOFF              Officer Brown-Forman
-------------------------      ----------------------            Beverages Worldwide
By: Geo. Garvin Brown III      By: Steven B. Ratoff
    Director                       Executive Vice President
                                   and Chief Financial Officer
                                   (Principal Financial Officer)


REPORT OF INDEPENDENT ACCOUNTANTS

Brown-Forman Corporation
Louisville, Kentucky

We have audited the consolidated financial statements of Brown-Forman Corporation and Subsidiaries as of April 30, 1997, 1996, and 1995, and for the years then ended, which financial statements are included on pages 25 through 35 of the 1997 Annual Report to Stockholders of Brown-Forman Corporation and incorporated by reference herein. We have also audited the financial statement schedule listed in the index on page 13 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brown-Forman Corporation and Subsidiaries as of April 30, 1997, 1996, and 1995 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/ Coopers & Lybrand L.L.P.
Louisville, Kentucky
May 27, 1997

                   BROWN-FORMAN CORPORATION AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended April 30, 1997, 1996, and 1995
                           (Expressed in thousands)



             Col. A                           Col. B            Col. C             Col. D            Col. E
             ------                           ------            ------             ------            ------
                                                              Additions
                                                              ---------
                                            Balance at        Charged to                           Balance at
                                            Beginning           Costs                                 End
           Description                      of Period        and Expenses        Deductions        of Period
           -----------                      ---------        ------------        ----------        ---------

1997
  Allowance for Doubtful Accounts            $13,206           $ 5,530           $ 8,516(1)         $10,220

1996
  Allowance for Doubtful Accounts            $14,061           $ 9,386           $10,241(1)         $13,206

1995
  Allowance for Doubtful Accounts            $12,006           $ 9,343           $ 7,288(1)         $14,061


(1) Doubtful accounts written off, net of recoveries.