Form 10-Q
period 1997-07-31
BROWN FORMAN CORP
filed 1997-09-05
CIK 14693

                         United States
               Securities and Exchange Commission
                    Washington, D.C.  20549
                           Form 10-Q

                           ________


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 1997

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

                      Yes  [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: September 5, 1997

           Class A Common Stock (voting)     28,988,091
           Class B Common Stock (nonvoting)  40,008,147

                   BROWN-FORMAN CORPORATION
              Index to Quarterly Report Form 10-Q


                 Part I. Financial Information

Item 1.  Financial Statements (Unaudited)                    Page

     Condensed Consolidated Statement of Income
         Three months ended July 31, 1997 and 1996             3

     Condensed Consolidated Balance Sheet
         July 31, 1997 and April 30, 1997                      4

     Condensed Consolidated Statement of Cash Flows
         Three months ended July 31, 1997 and 1996             5

     Notes to the Condensed Consolidated Statements          6 - 7


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations       8 - 10


                  Part II.  Other Information

Item 1.  Legal Proceedings                                     11

Item 4.  Submission of Matters to a Vote of Security Holders   11

Item 6.  Exhibits and Reports on Form 8-K                      12

Signatures                                                     12

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                   BROWN-FORMAN CORPORATION
          CONDENSED CONSOLIDATED STATEMENT OF INCOME
                          (Unaudited)
       (Expressed in millions except per share amounts)


                                                    Three Months Ended
                                                          July 31,
                                                       1997     1996
                                                     -------  -------
Net sales                                            $ 428.1  $ 424.4
Excise taxes                                            56.3     59.2
Cost of sales                                          154.3    153.0
                                                     -------  -------
  Gross profit                                         217.5    212.2
Selling, general, and administrative expenses           98.2     93.1
Advertising expenses                                    60.6     63.4
                                                     -------  -------
  Operating income                                      58.7     55.7
Interest income                                           .7       .6
Interest expense                                         3.9      4.1
                                                     -------  -------
  Income before income taxes                            55.5     52.2
Taxes on income                                         21.1     19.8
                                                     -------  -------
Net income                                              34.4     32.4
Less preferred stock dividend requirements                .1       .1
                                                     -------  -------
Net income applicable to common stock                $  34.3  $  32.3
                                                     =======  =======

Net income per common share                          $   .50  $   .47
                                                     =======  =======
Cash dividends declared per common share             $   .27  $   .26
                                                     =======  =======
Average common shares outstanding used to
  calculate net income per common share                 69.0     69.0
                                                     =======  =======


See notes to the condensed consolidated financial statements.

                   BROWN-FORMAN CORPORATION
             CONDENSED CONSOLIDATED BALANCE SHEET
                    (Expressed in millions)

                                          July 31,       April 30,
                                            1997           1997
                                          --------       --------
                                        (Unaudited)
Assets
- ------
  Cash and cash equivalents               $   42.1       $   58.2
  Accounts receivable, net                   223.1          262.8
  Inventories:
     Barreled whiskey                        179.9          176.3
     Finished goods                          182.0          172.3
     Work in process                          55.3           65.8
     Raw materials and supplies               43.2           37.0
                                          --------       --------
          Total inventories                  460.4          451.4
  Other current assets                        37.0           29.7
                                          --------       --------
          Total current assets               762.6          802.1

  Property, plant and equipment, net         290.9          292.2
  Intangible assets, net                     251.9          253.9
  Other assets                                83.3           80.2
                                          --------       --------
          Total assets                    $1,388.7       $1,428.4
                                          ========       ========
Liabilities
- -----------
  Commercial paper                        $  101.3       $  155.0
  Accounts payable and accrued expenses      195.4          208.6
  Current portion of long-term debt            6.7            6.7
  Accrued taxes on income                     15.6            6.4
  Deferred income taxes                       22.1           22.1
  Dividends payable                           18.7             --
                                          --------       --------
           Total current liabilities         359.8          398.8

  Long-term debt                              63.5           63.4
  Deferred income taxes                      139.9          135.6
  Accrued postretirement benefits             55.0           54.5
  Other liabilities and deferred income       43.0           45.7
                                          --------       --------
          Total liabilities                  661.2          698.0
Stockholders' Equity
- --------------------
  Preferred stock                             11.8           11.8
  Common stockholders' equity                715.7          718.6
                                          --------       --------
          Total stockholders' equity         727.5          730.4
                                          --------       --------
          Total liabilities and
            stockholders' equity          $1,388.7       $1,428.4
                                          ========       ========

Note: The balance sheet at April 30, 1997 has been taken from the audited financial statements at that date, and condensed.

See notes to the condensed consolidated financial statements.

                   BROWN-FORMAN CORPORATION
        CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited)
 (Expressed in millions; amounts in brackets are reductions of cash)

                                               Three Months Ended
                                                     July 31,
                                                1997         1996
                                               ------       ------
Cash flows from operating activities:
  Net income                                   $ 34.4       $ 32.4
  Adjustments to reconcile net income to net
  cash provided by (used for) operations:
    Depreciation                                 10.3         10.1
    Amortization                                  2.3          2.3
    Deferred income taxes                         4.3          1.7
    Other                                        (4.7)        (3.6)
  Changes in assets and liabilities:
    Accounts receivable                          39.7         10.9
    Inventories                                  (9.0)        (6.8)
    Other current assets                         (7.3)        (6.4)
    Accounts payable and accrued expenses       (13.2)       (27.3)
    Accrued taxes on income                       9.2         11.7
                                               ------       ------
      Cash provided by operating activities      66.0         25.0
Cash flows from investing activities:
    Additions to property, plant and
      equipment, net                             (9.2)       (12.6)
    Other                                         (.5)         (.5)
                                               ------       ------
      Cash used for investing activities         (9.7)       (13.1)
Cash flows from financing activities:
    Net change in commercial paper              (53.7)       (24.9)
    Proceeds from long-term debt                   --           .2
    Dividends paid                              (18.7)       (18.1)
                                               ------       ------
      Cash used for financing activities        (72.4)       (42.8)
                                               ------       ------
Net decrease in cash and cash equivalents       (16.1)       (30.9)

Cash and cash equivalents, beginning of period   58.2         53.9
                                               ------       ------

Cash and cash equivalents, end of period       $ 42.1       $ 23.0
                                               ======       ======

See notes to the condensed consolidated financial statements.

                       BROWN-FORMAN CORPORATION
        NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

In these notes, "we," "us," and "our" refer to Brown-Forman Corporation.

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    -------------------------------------------
We prepared these unaudited condensed consolidated financial statements using our customary accounting practices as set out in our 1997 annual report on Form 10-K (the "1997 Annual Report"). We made all of the adjustments (which includes only normal, recurring adjustments) needed to present this data fairly.

We condensed or left out some of the information found in financial statements prepared according to generally accepted accounting principles ("GAAP"). You should read these financial statements together with the 1997 Annual Report, which does conform to GAAP.

2.  INVENTORIES
    -----------
We use the last-in, first-out method to determine the cost of almost all of our inventories. If the last-in, first-out method had not been used, inventories would have been $100.3 million higher than reported as of July 31, 1997, and $98.4 million higher than reported as of April 30, 1997.

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

4.  CONTINGENCIES
    -------------
We get sued in the ordinary course of business. Some suits and claims seek significant damages. Many of them take years to resolve, which makes it difficult for us to predict their outcomes. We believe, based on our legal counsel's advice, that none of the suits and claims pending against us will have a material adverse effect on our financial condition or results of operations.

5.  NEW ACCOUNTING PRONOUNCEMENTS
    -----------------------------
In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997 and requires the restatement (as applicable) of prior-period earnings per share presented in those financial statements.
The adoption of SFAS No. 128 will not change our previously-reported earnings per share.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997.
SFAS No. 130 requires companies to classify items defined as "other comprehensive income" by their nature in a financial statement, and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The adoption of SFAS No. 130 will not have a material impact on our consolidated financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for reporting information about a company's operating segments, and requires certain disclosures about a company's products and services, the geographic areas in which it operates and its major customers. The adoption of SFAS No. 131 will have no effect on our financial condition or results of operations. We have not determined the effect that the adoption of SFAS No. 131 will have on our financial statement disclosures.

Item 2.  Management's Discussion and Analysis of Financial
- ------   -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------
You should read the following discussion and analysis along with our 1997 Annual Report. Note that the results of operations for the three months ended July 31, 1997, do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, "we," "us," and "our" refer to Brown-Forman Corporation.

RISK FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

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

Beverage Risk Factors: The U.S. beverage alcohol business is highly sensitive to tax increases; an increase in federal or state excise taxes (which we do not anticipate at this time) would depress our domestic beverage business.
Our current outlook for our domestic beverage business anticipates continued success of Jack Daniel's Tennessee Whiskey, Southern Comfort, and our other core spirits brands. Current expectations for our foreign beverage business could prove to be optimistic if the U.S. dollar strengthens against other currencies or if economic conditions deteriorate in the principal countries to which we export our beverage products, including Germany, the United Kingdom, Japan, and Australia. The wine and spirits business, both in the U.S. and abroad, is also sensitive to political and social trends. Legal or regulatory measures against beverage alcohol (including its advertising and promotion) could adversely affect sales. Product liability litigation against the alcohol industry, while not currently a major risk factor, could become significant if new lawsuits were filed against alcohol manufacturers. Current expectations for our global beverage business may not be met if consumption trends do not continue to increase. Profits could also be affected if grain or grape prices increase.

Consumer Durables Risk Factors: Earnings projections for our consumer durables business anticipate a continued strengthening of our Lenox business. These projections could be offset by factors such as poor consumer response rates at Lenox Collections, weakened demand for fine china, a soft retail environment at outlet malls, or further department store consolidation.

Results of Operations
- ---------------------
First Quarter Fiscal 1998 Compared to First Quarter Fiscal 1997
- ---------------------------------------------------------------
Here is a summary of our operating performance (expressed in millions, except percentage and per share amounts):

                                 THREE MONTHS ENDED
                                       JULY 31,         %
                                   1997       1996   CHANGE
                                   ----       ----   ------
Net Sales
- ---------
   Wine & Spirits                $ 317.4    $ 324.3    (2)
   Consumer Durables               110.7      100.1    11
                                 -------    -------
      Total                      $ 428.1    $ 424.4     1

Operating Income                 $  58.7    $  55.7     5
- ----------------

Net Income                       $  34.4    $  32.4     6
- ----------

Net Income per Common Share      $   .50    $   .47     6
- ---------------------------

Effective Tax Rate                 38.0%      38.0%
- ------------------

Sales for our wine and spirits segment declined 2%, driven by sharply lower sales of frozen cocktail products in the U.S. and softer volumes experienced in certain overseas markets for our major spirits brands. Solid growth of Jack Daniel's in the U.S. and a significant increase in revenues from our wine brands partially offset these declines.

Revenues from our consumer durables segment were up 11% for the quarter as a result of significantly higher sales volume for Lenox Collections, our direct marketing division. In addition, sales to department stores increased modestly as a result of new product lines and merchandising programs.

Operating income for the quarter increased 5%, driven primarily by further improvement in profitability at Lenox Collections and the growth of Jack Daniel's in the U.S., partially offset by continued investment in international markets and higher levels of advertising related to our wine brands.

Net interest expense declined 9% from last year's first quarter due to lower net debt balances.

As discussed in Note 5 to the accompanying condensed consolidated financial statements, SFAS No. 128 will become effective for us beginning with the quarter ending January 31, 1998. We do not expect SFAS No. 128 to have a material impact on the calculation of our net income per common share.

Based on the results of the first quarter and our current projections, we are optimistic about the opportunities for both the wine and spirits segment and the consumer durables segment for the remainder of fiscal 1998.

Liquidity and Financial Condition
- ---------------------------------
Cash and cash equivalents decreased by $16.1 million during the first quarter, as cash used for investing and financing activities exceeded cash provided by operations. Cash provided by operations totaled $66.0 million, primarily reflecting net income for the quarter and a decrease in accounts receivable resulting from a lower mix of international sales which generally carry longer credit terms. Cash of $9.7 million was used for investing activities, consisting mostly of expenditures to expand and modernize our production facilties and enhance our information systems. Cash used for financing activities was $72.4 million, as we used excess funds to pay down our commercial paper and to pay dividends.

Environmental
- -------------
Along with other responsible parties, we face environmental claims resulting from the cleanup of several waste deposit sites. We have accrued our estimated portion of cleanup costs. We expect either the other responsible parties or insurance to cover the remaining costs. We do not believe that any additional costs we incur to satisfy environmental claims will have a material adverse effect on our financial condition or results of operations.

                  PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
- ------   -----------------
Expansion Plus, Inc. v. Brown-Forman Corporation, et al.
(United States District Court for the Southern District of
Texas, Houston Division, Civil Action No. H-94-3498)

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

Our counsel have advised us, and it is our opinion, that the disposition of this suit will not have a material adverse effect on our financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------   ---------------------------------------------------
At the Annual Meeting of Stockholders of the company held July 24, 1997, the following matter was voted upon:

   Election of Barry D. Bramley, Geo. Garvin Brown III, Owsley Brown II, Donald G. Calder, Owsley Brown Frazier, Richard P. Mayer, Stephen E. O'Neil, William M. Street, and James S. Welch to serve as directors until the next annual election of directors, or until a successor has been elected and qualified.
                           For         Withheld
                           ---         --------
Barry D. Bramley        27,481,362       7,770
Geo. Garvin Brown III   27,483,824       5,308
Owsley Brown II         27,483,164       5,968
Donald G. Calder        27,483,821       5,311
Owsley Brown Frazier    27,481,143       7,989
Richard P. Mayer        27,483,344       5,788
Stephen E. O'Neil       27,481,415       7,717
William M. Street       27,483,357       5,775
James S. Welch          27,483,217       5,915

Item 6.  Exhibits and Reports on Form 8-K
- ------   --------------------------------
(a) Exhibits:

    Exhibit
    Number         Exhibit
    -------        -------
     27            Financial Data Schedule

(b)Reports on Form 8-K:  None



                          SIGNATURES

As required by the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned authorized officer.

                                 BROWN-FORMAN CORPORATION
                                        (Registrant)


Date:   September 5, 1997        By: /s/ Steven B. Ratoff
                                    _____________________________
                                    Steven B. Ratoff
                                    Executive Vice President
                                    and Chief Financial Officer
                                    (On behalf of the Registrant and
                                    as Principal Financial Officer)