Form 10-Q
period 1997-10-31
BROWN FORMAN CORP
filed 1997-12-05
CIK 14693

United States
               Securities and Exchange Commission
                    Washington, D.C.  20549
                           Form 10-Q

                           ________


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 31, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: December 5, 1997

   Class A Common Stock ($.15 par value, voting)      28,988,091
   Class B Common Stock ($.15 par value, nonvoting)   40,008,147

                   BROWN-FORMAN CORPORATION
              Index to Quarterly Report Form 10-Q



                 Part I. Financial Information

Item 1.  Financial Statements (Unaudited)                     Page

     Condensed Consolidated Statement of Income
         Three months ended October 31, 1997 and 1996           3
         Six months ended October 31, 1997 and 1996             3

     Condensed Consolidated Balance Sheet
         October 31, 1997 and April 30, 1997                    4

     Condensed Consolidated Statement of Cash Flows
         Six months ended October 31, 1997 and 1996             5

     Notes to the Condensed Consolidated Financial Statements   6 - 7


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations          8 - 11


                  Part II.  Other Information


Item 1.  Legal Proceedings                                      12

Item 6.  Exhibits and Reports on Form 8-K                       12

Signatures                                                      13

                PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                   BROWN-FORMAN CORPORATION
          CONDENSED CONSOLIDATED STATEMENT OF INCOME
                          (Unaudited)
       (Expressed in millions except per share amounts)

                               Three Months Ended        Six Months Ended
                                   October 31,              October 31,
                                1997        1996          1997         1996
                               -------     -------       -------      -------
Net sales                     $  554.2    $  525.6      $  982.3     $  950.0
Excise taxes                      71.1        69.3         127.4        128.5
Cost of sales                    205.0       200.9         359.3        353.9
                               -------     -------       -------      -------
  Gross profit                   278.1       255.4         495.6        467.6
Selling, general, and
  administrative expenses        103.6        96.9         201.8        190.0
Advertising expenses              72.8        65.1         133.4        128.5
                               -------     -------      --------      -------
  Operating income               101.7        93.4         160.4        149.1
Interest income                    0.6         0.6           1.3          1.2
Interest expense                   4.0         4.7           7.9          8.8
                               -------     -------       -------      -------
  Income before income taxes      98.3        89.3         153.8        141.5
Taxes on income                   37.4        33.9          58.5         53.8
                               -------     -------       -------      -------
  Net income                      60.9        55.4          95.3         87.7
Less preferred stock
  dividend requirements            0.1         0.1           0.2          0.2
                               -------    --------       -------      -------
Net income applicable
  to common stock              $  60.8     $  55.3       $  95.1      $  87.5
                               =======     =======       =======      =======


Net income per common share    $   .88     $   .80       $  1.38      $  1.27
                               -------     -------       -------      -------
Cash dividends declared
  per common share             $   .27     $   .26       $   .54      $   .52
                               =======     =======       =======      =======

Average common shares
  outstanding used to
  calculate net income
  per common share                69.0        69.0          69.0         69.0


See notes to the condensed consolidated financial statements.

                  BROWN-FORMAN CORPORATION
             CONDENSED CONSOLIDATED BALANCE SHEET
                   (Expressed in millions)

                                    October 31,     April 30,
                                       1997           1997
                                    ----------     ----------
                                    (Unaudited)
Assets
------
Cash and cash equivalents          $      50.2     $     58.2
Accounts receivable, net                 331.8          262.8
Inventories:
   Barreled whiskey                      177.3          176.3
   Finished goods                        183.5          172.3
   Work in process                       103.3           65.8
   Raw materials and supplies             42.4           37.0
                                    ----------     ----------
          Total inventories              506.5          451.4
Other current assets                      32.9           29.7
                                    ----------     ----------
          Total current assets           921.4          802.1

Property, plant and equipment, net       281.6          292.2
Intangible assets, net                   250.0          253.9
Other assets                              84.6           80.2
                                    ----------     ----------
          Total assets              $  1,537.6     $  1,428.4
                                    ==========     ==========
Liabilities
-----------
Commercial paper                    $    155.1     $    155.0
Accounts payable and accrued expenses    269.5          208.6
Current portion of long-term debt          7.5            6.7
Accrued taxes on income                   12.4            6.4
Deferred income taxes                     22.1           22.1
                                    ----------     ----------
          Total current liabilities      466.6          398.8

Long-term debt                            49.8           63.4
Deferred income taxes                    142.9          135.6
Accrued postretirement benefits           55.3           54.5
Other liabilities and deferred income     35.1           45.7
                                    ----------     ----------
          Total liabilities              749.7          698.0
Stockholders' Equity
--------------------
Preferred stock                           11.8           11.8
Common stockholders' equity              776.1          718.6
                                    ----------     ----------
          Total stockholders' equity     787.9          730.4
                                    ----------     ----------
          Total liabilities and
          stockholders' equity      $  1,537.6     $  1,428.4
                                    ==========     ==========

Note: The balance sheet at April 30, 1997, has been taken from the audited financial statements at that date, and condensed.

See notes to the condensed consolidated financial statements.

                   BROWN-FORMAN CORPORATION
        CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited)
(Expressed in millions; amounts in parentheses are reductions of cash)

                                                     Six Months Ended
                                                        October 31,
                                                      1997        1996
                                                   --------     --------
Cash flows from operating activities:
  Net income                                       $   95.3     $   87.7
  Adjustments to reconcile net income to net cash
  provided by (used for) operations:
    Depreciation                                       21.2         20.2
    Amortization                                        4.7          4.6
    Deferred income taxes                               7.3          5.8
    Other                                              (7.9)        (4.4)
  Changes in assets and liabilities:
    Accounts receivable                               (69.0)       (74.6)
    Inventories                                       (56.4)       (29.2)
    Other current assets                               (1.9)        (4.6)
    Accounts payable and accrued expenses              60.9         11.4
    Accrued taxes on income                             6.0         (1.5)
                                                   --------     --------
      Cash provided by operating activities            60.2         15.4
Cash flows from investing activities:
    Additions to property, plant, and equipment       (20.8)       (27.9)
    Disposals of property, plant, and equipment         9.9          1.5
    Other                                              (7.1)        (4.2)
                                                   --------     --------
       Cash used for investing activities             (18.0)       (30.6)
Cash flows from financing activities:
    Net change in commercial paper                      0.1         33.2
    Proceeds from long-term debt                        0.8          1.1
    Reduction of long-term debt                       (13.6)        (6.7)
    Dividends paid                                    (37.5)       (36.1)
                                                   --------     --------
       Cash used for financing activities             (50.2)        (8.5)
                                                   --------     --------
Net decrease in cash and cash equivalents              (8.0)       (23.7)

Cash and cash equivalents, beginning of period         58.2         53.9
                                                   --------     --------

Cash and cash equivalents, end of period           $   50.2     $   30.2
                                                   ========     ========

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

2.  INVENTORIES
    -----------
We use the last-in, first-out method to determine the cost of almost all of our inventories. If the last-in, first-out method had not been used, inventories would have been $103.7 million higher than reported as of October 31, 1997, and $98.4 million higher than reported as of April 30, 1997.

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

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for reporting information about a company's operating segments, and requires certain disclosures about a company's products and services, the geographic areas in which it operates and its major customers. Although we have not determined the effect that adoption of SFAS No. 131 may have on the format of our financial statement disclosures, it will have no effect on our financial condition or results of operations.

6.  RECLASSIFICATIONS
    -----------------
Certain prior period amounts have been reclassified to conform with the current period presentation.

Item 2.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
         Condition and Results of Operations
         -----------------------------------
You should read the following discussion and analysis along with our 1997 Annual Report. Note that the results of operations for the six months ended October 31, 1997, do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, "we," "us," and "our" refer to Brown-Forman Corporation.

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

Generally: We operate in highly competitive markets. Our business is subject to changes in general economic conditions, changes in consumer preferences, the degree of acceptance of new products, and the uncertainties of litigation. As our business continues to expand outside the United States, our financial results are more exposed to foreign exchange rate fluctuations and the health of foreign economies.

Beverage Risk Factors: The U.S. beverage alcohol business is highly sensitive to tax increases; an increase in federal or state excise taxes (which we do not anticipate at this time) would depress our domestic beverage business.
Our current outlook for our domestic beverage business anticipates continued success of Jack Daniel's Tennessee Whiskey, Southern Comfort, and our other core spirits brands. Current expectations for our foreign beverage business could prove to be optimistic if the U.S. dollar strengthens against other currencies or if economic conditions deteriorate in the principal countries to which we export our beverage products, including Germany, the United Kingdom, Japan, and Australia. The wine and spirits business, both in the United States and abroad, is also sensitive to political and social trends. Legal or regulatory measures against beverage alcohol (including its advertising and promotion) could adversely affect sales. Product liability litigation against the alcohol industry, while not currently a major risk factor, could become significant if new lawsuits were filed against alcohol manufacturers. Current expectations for our global beverage business may not be met if consumption trends do not continue to increase. Profits could also be affected if grain or grape prices increase.

Consumer Durables Risk Factors: Earnings projections for our consumer durables business anticipate a continued strengthening of our Lenox business. These projections could be offset by factors such as poor consumer response rates at Lenox Collections, weakened demand for fine china, a soft retail environment at outlet malls, or further department store consolidation.

Results of Operations:
----------------------
Second Quarter Fiscal 1998 Compared to Second Quarter Fiscal 1997
-----------------------------------------------------------------
Here is a summary of our operating performance (expressed in millions, except percentage and per share amounts):

                                THREE MONTHS ENDED
                                    OCTOBER 31,         %
                                  1997       1996     CHANGE
                                --------   --------   ------
Net Sales
---------
   Wine & Spirits               $  391.7   $  373.9       5
   Consumer Durables               162.5      151.7       7
                                --------   --------
      Total                     $  554.2   $  525.6       5

Operating Income                $  101.7   $   93.4       9
----------------

Net Income                      $   60.9   $   55.4      10
----------

Net Income per Common Share     $   0.88   $   0.80      10
---------------------------

Effective Tax Rate                  38.0%      38.0%
------------------

Sales for our wine and spirits segment increased 5%, influenced mainly by increasing demand for Jack Daniel's Tennessee Whiskey in the United States, Europe and Japan, as well as worldwide growth for our wine brands.

Revenues from our consumer durables segment increased 7% for the quarter, reflecting significantly higher volumes for Lenox Collections, our direct marketing division. We also achieved solid sales gains at Dansk and Hartmann, and a modest increase in sales of fine china to department stores.

Operating income for the quarter increased 9%, driven primarily by the growth of our beverage brands in the United States and lower marketing outlays for frozen cocktail products, partially offset by overseas margin declines caused by a stronger U.S. dollar.

Net interest expense declined from last year's second quarter due to lower net debt balances.

Six Months Fiscal 1998 Compared to Six Months Fiscal 1997
---------------------------------------------------------
Here is a summary of our operating performance (expressed in millions, except percentage and per share amounts):

                                         SIX MONTHS ENDED
                                            OCTOBER 31,          %
                                         1997         1996     CHANGE
                                      ---------    ---------   ------
Net Sales
---------
   Wine & Spirits                     $   709.1    $   698.2       2
   Consumer Durables                      273.2        251.8       8
                                      ---------    ---------
      Total                           $   982.3    $   950.0       3

Operating Income                      $   160.4    $   149.1       8
----------------

Net Income                            $    95.3    $    87.7       9
----------

Net Income per Common Share           $    1.38    $    1.27       9
---------------------------

Effective Tax Rate                         38.0%        38.0%
------------------

Sales of our wines and spirits increased 2% for the six months ended
October 31, driven by solid growth of Jack Daniel's in the United States and a significant increase in revenues from our wine brands. This growth was partially offset by sharply lower sales of frozen cocktail products and a stronger U.S. dollar.

Revenues from our consumer durables segment were up 8% for the period, led by volume gains for Lenox Collections, higher sales of fine china dinnerware to department stores, and strong growth of Hartmann's luggage products.

Operating income for the period increased 8%, driven primarily by the growth of Jack Daniel's in the United States, lower marketing outlays for frozen cocktail products, and continued improvement at Lenox Collections. First half earnings growth was restricted by the stronger U.S. dollar, which reduced margins in many of our overseas markets.

Net interest expense continued to compare favorably to last year as a result of lower net debt balances.

As discussed in Note 5 to the accompanying condensed consolidated financial statements, SFAS No. 128 will become effective for us beginning with the quarter ending January 31, 1998. We do not expect SFAS No. 128 to have a material impact on the calculation of our net income per common share.

Based on the results of the first half of the year and our current projections, we are optimistic about the opportunities for both the wine and spirits segment and the consumer durables segment for the remainder of fiscal 1998.

Liquidity and Financial Condition
---------------------------------
Cash and cash equivalents decreased by $8.0 million during the six months ended October 31, 1997, as cash used for investing and financing activities exceeded cash provided by operations. Cash provided by operations totaled $60.2 million, primarily reflecting net income for the period and an increase in accounts payable and accrued expenses related largely to grape purchases, partially offset by an increase in accounts receivable due to the normal seasonality of revenues and an increase in inventories in anticipation of future sales growth. Cash of $18.0 million was used for investing activities, consisting mostly of expenditures to expand and modernize our production facilities and enhance our information systems. Cash used for financing activities was $50.2 million, as we used excess funds to reduce our debt and to pay dividends.

We have conducted a comprehensive review of our computer systems to identify the systems that could be affected by the "Year 2000" issue and have developed an implementation plan to resolve the issue. We expect to incur internal staff costs as well as external consulting and other expenses in order to prepare the systems for the year 2000. The cost of this project, which will be expensed as incurred over the next two years, is not expected to have a material impact on our financial condition or results of operations.

Dividends
---------
The Board of Directors increased the quarterly cash dividend 3.7% from $.27 to $.28 per share on both Class A and Class B common stock, payable
January 1, 1998. As a result, the indicated annual cash dividend per share rose from $1.08 to $1.12.

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

                  PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------
Expansion Plus, Inc. v. Brown-Forman Corporation, et al.
(United States District Court for the Southern District of
Texas, Houston Division, Civil Action No. H-94-3498)

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

On January 30, 1997, the trial judge entered summary judgment in our favor, dismissing all of EPI's claims. EPI has appealed to the Federal Appeals
Court for the Fifth Circuit. Oral argument on the appeal was held December 3, 1997, and the parties are awaiting a decision of the court.

Our counsel have advised us, and it is our opinion, that the disposition of this suit will not have a material adverse effect on our financial condition or results of operations.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
(a)Exhibits:

   Exhibit
   Number         Exhibit
   ------         -------

     3(ii) By-laws (amended to increase the mandatory retirement age for outside directors)

     27           Financial Data Schedule

(b)Reports on Form 8-K:  None.

                          SIGNATURES

As required by the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned authorized officer.

                                 BROWN-FORMAN CORPORATION
                                        (Registrant)


                                    /s/ Steven B. Ratoff
Date:  December 5, 1997          By:_____________________________
                                    Steven B. Ratoff
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (On behalf of the Registrant and
                                    as Principal Financial Officer)