Form 10-Q/A
period 1997-10-31
BROWN FORMAN CORP
filed 1997-12-15
CIK 14693

United States
              Securities and Exchange Commission
                    Washington, D.C. 20549
                         Form 10-Q/A

                     AMENDMENT NO. 1 TO

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



This Form 10-Q/A is being filed to include Exhibit 10, which was inadvertently excluded from the Registrant's Form 10-Q for the quarterly period ended October 31, 1997.

                 PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
(a)Exhibits:

   Exhibit
   Number         Exhibit
   -------        -------

     3(ii) By-laws (amended to increase the mandatory retirement age for outside directors)

     10 Credit Agreement dated as of October 29, 1997, among the company and a group of United States and international banks

     27           Financial Data Schedule

(b) Reports on Form 8-K:  None.


                          SIGNATURES

As required by the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned authorized officer.

                                 BROWN-FORMAN CORPORATION
                                        (Registrant)

                                    /s/ Steven B. Ratoff
Date:  December 5, 1997          By:____________________________
                                    Steven B. Ratoff
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (On behalf of the Registrant and
                                    as Principal Financial Officer)