Form 10-Q
period 1998-01-31
BROWN FORMAN CORP
filed 1998-03-06
CIK 14693

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

  |X|      QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended JANUARY 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: March 3, 1998

    Class A Common Stock ($.15 par value, voting)                 28,988,091
    Class B Common Stock ($.15 par value, nonvoting)              39,850,247

                            BROWN-FORMAN CORPORATION
                       Index to Quarterly Report Form 10-Q


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                Page

            Condensed Consolidated Statement of Income
               Three months ended January 31, 1998 and 1997              3
               Nine months ended January 31, 1998 and 1997               3

            Condensed Consolidated Balance Sheet
               January 31, 1998 and April 30, 1997                       4

            Condensed Consolidated Statement of Cash Flows
               Nine months ended January 31, 1998 and 1997               5

            Notes to the Condensed Consolidated Financial Statements     6 - 7


Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                8 - 11


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                               12

Item 6.  Exhibits and Reports on Form 8-K                                12

Signatures                                                               13

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                            BROWN-FORMAN CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                 (Dollars in millions except per share amounts)

                                     Three Months Ended      Nine Months Ended
                                        January 31,             January 31,
                                      1998       1997        1998         1997
                                     ------     ------     --------     --------

Net sales                            $480.8     $458.2     $1,463.1     $1,408.2
Excise taxes                           62.6       65.0        190.0        193.5
Cost of sales                         166.9      173.9        526.2        527.8
                                     ------     ------     --------     --------
      Gross profit                    251.3      219.3        746.9        686.9
Selling, general, and
       administrative expenses        104.3       97.8        306.1        287.8
Advertising expenses                   71.2       50.8        204.6        179.3
                                     ------     ------     --------     --------
      Operating income                 75.8       70.7        236.2        219.8
Interest income                         1.0         .4          2.3          1.6
Interest expense                        3.3        4.0         11.2         12.9
                                     ------     ------     --------     --------
      Income before income taxes       73.5       67.1        227.3        208.5
Taxes on income                        27.9       25.5         86.4         79.2
                                     ------     ------     --------     --------
         Net income                    45.6       41.6        140.9        129.3
Less preferred stock dividend
        requirements                     .1         .1           .4           .4
                                     ------     ------     --------     --------
Net income applicable to common
        stock                        $ 45.5     $ 41.5     $  140.5     $  128.9
                                     ======     ======     ========     ========

Earnings per share
  - basic and diluted                $  .66     $  .60     $   2.04     $   1.87
                                     ======     ======     ========     ========

Shares (in thousands) used in the
calculation of earnings per share
  - basic                            68,969     68,996       68,985       68,996
  - diluted                          69,022     69,023       69,029       69,009


Cash dividends declared
  per common share                   $  .28     $  .27     $    .82     $    .79
                                     ======     ======     ========     ========


See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (In millions)

                                                     January 31,       April 30,
                                                        1998             1997
                                                    (Unaudited)
                                                      --------         --------
Assets
------
Cash and cash equivalents                             $   66.1         $   58.2
Accounts receivable, net                                 222.6            262.8
Inventories:
       Barreled whiskey                                  183.8            176.3
       Finished goods                                    172.8            172.3
       Work in process                                    98.2             65.8
       Raw materials and supplies                         46.0             37.0
                                                      --------         --------
                  Total inventories                      500.8            451.4
Other current assets                                      27.3             29.7
                                                      --------         --------
                  Total current assets                   816.8            802.1

Property, plant and equipment, net                       281.6            292.2
Intangible assets, net                                   248.1            253.9
Other assets                                              87.1             80.2
                                                      --------         --------
                  Total assets                        $1,433.6         $1,428.4
                                                      ========         ========
Liabilities
-----------
Commercial paper                                      $   96.9         $  155.0
Accounts payable and accrued expenses                    201.8            208.6
Current portion of long-term debt                          7.5              6.7
Accrued taxes on income                                    8.8              6.4
Deferred income taxes                                     22.1             22.1
Dividends payable                                         19.4              --
                                                      --------         --------
                  Total current liabilities              356.5            398.8

Long-term debt                                            49.8             63.4
Deferred income taxes                                    146.2            135.6
Accrued postretirement benefits                           55.7             54.5
Other liabilities and deferred income                     37.3             45.7
                                                      --------         --------
                  Total liabilities                      645.5            698.0
Stockholders' Equity
Preferred stock                                           11.8             11.8
Common stockholders' equity                              776.3            718.6
                                                      --------         --------
                  Total stockholders' equity             788.1            730.4
                                                      --------         --------
                  Total liabilities and
                     stockholders' equity             $1,433.6         $1,428.4
                                                      ========         ========

Note: The balance sheet at April 30, 1997, has been taken from the audited financial statements at that date, and condensed.

See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
          (In millions; amounts in parentheses are reductions of cash)

                                                           Nine Months Ended
                                                              January 31,
                                                         1998             1997
                                                        -------         -------
Cash flows from operating activities:
     Net income                                         $ 140.9         $ 129.3
     Adjustments to reconcile net income to net
      cash provided by (used for) operations:
        Depreciation                                       31.3            30.5
        Amortization                                        7.0             6.9
        Deferred income taxes                              10.6             4.3
        Other                                              (8.5)           (6.3)
     Changes in assets and liabilities:
        Accounts receivable                                40.2            44.8
        Inventories                                       (50.7)          (10.4)
        Other current assets                                3.7            (2.6)
        Accounts payable and accrued expenses              (6.8)          (40.7)
        Accrued taxes on income                             2.4             3.5
                                                        -------         -------
             Cash provided by operating activities        170.1           159.3
Cash flows from investing activities:
        Additions to property, plant, and equipment       (31.9)          (41.2)
        Disposals of property, plant, and equipment        10.9             2.3
        Other                                              (7.3)           (4.6)
                                                        -------         -------
              Cash used for investing activities          (28.3)          (43.5)
Cash flows from financing activities:
        Net change in commercial paper                    (58.1)          (49.0)
        Proceeds from long-term debt                        0.8             1.1
        Reduction of long-term debt                       (13.6)           (6.7)
        Dividends paid                                    (57.0)          (54.9)
        Acquisition of treasury stock                      (6.0)             --
                                                        -------         -------
              Cash used for financing activities         (133.9)         (109.5)
                                                        -------         -------
Net increase in cash and cash equivalents                   7.9             6.3

Cash and cash equivalents, beginning of period             58.2            53.9
                                                        -------         -------

Cash and cash equivalents, end of period                $  66.1         $  60.2
                                                        =======         =======


See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

In these notes, "we," "us," and "our" refer to Brown-Forman Corporation.

1.     Condensed Consolidated Financial Statements

We prepared these unaudited condensed consolidated statements using our customary accounting practices as set out in our 1997 annual report on Form 10-K (the "1997 Annual Report"). We made all of the adjustments (which includes only normal, recurring adjustments) needed to present this data fairly.

We condensed or left out some of the information found in financial statements prepared according to generally accepted accounting principles ("GAAP"). You should read these financial statements together with the 1997 Annual Report, which does conform to GAAP.

2.     Inventories

We use the last-in, first-out method to determine the cost of almost all of our inventories. If the last-in, first-out method had not been used, inventories would have been $102.7 million higher than reported as of January 31, 1998, and $98.4 million higher than reported as of April 30, 1997.

3.     Environmental

Along with other responsible parties, we face environmental claims resulting from the cleanup of several waste deposit sites. We have accrued our estimated portion of cleanup costs. We expect either the other responsible parties or insurance to cover the remaining costs. We do not believe that any additional costs we incur to satisfy environmental claims will have a material adverse effect on our financial condition, results of operations or cash flows.

4.     Contingencies

We get sued in the ordinary course of business. Some suits and claims seek significant damages. Many of them take years to resolve, which makes it difficult for us to predict their outcomes. We believe, based on our legal counsel's advice, that none of the suits and claims pending against us will have a material adverse effect on our financial condition, results of operations or cash flows.

5.     Earnings Per Share

During the three months ended January 31, 1998, we adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which established new standards for computing and presenting earnings per share. The adoption of SFAS No. 128 did not change our previously-reported earnings per share.

Basic earnings per share is calculated using net income reduced by dividend requirements on preferred stock, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated in the same manner, except that the denominator also includes additional common shares that would have been issued if outstanding stock options had been exercised during the period. The dilutive effect of outstanding stock options is determined by application of the treasury stock method.

6.       Treasury Stock

During January 1998, we purchased 110,900 shares of our Class B common stock on the open market at a cost of $6.0 million. We will use these shares, along with additional shares to be acquired in the future, to satisfy future exercises of stock options.

7.       New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires companies to classify items defined as "other comprehensive income" by their nature in a financial statement, and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The adoption of SFAS No. 130 will not have a material impact on our consolidated financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for reporting information about a company's operating segments and requires certain disclosures about a company's products and services, the geographic areas in which it operates and its major customers. Although we have not determined the effect that adoption of SFAS No. 131 may have on the format of our financial statement disclosures, it will have no effect on our financial condition, results of operations or cash flows.

8.     Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of  Operations

You should read the following discussion and analysis along with our 1997 Annual Report. Note that the results of operations for the nine months ended January 31, 1998, do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, "we," "us," and "our" refer to Brown-Forman Corporation.

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

Results of Operations:
Third Quarter Fiscal 1998 Compared to Third Quarter Fiscal 1997

Here is a summary of our operating performance (expressed in millions, except percentage and per share amounts):
                                           Three Months Ended
                                               January 31,                  %
                                          1998              1997          Change
                                        -------           -------         ------
Net Sales
      Wine & Spirits                    $ 339.7           $ 325.2            4
      Consumer Durables                   141.1             133.0            6
                                        -------           -------
             Total                      $ 480.8           $ 458.2            5

Gross Profit                            $ 251.3           $ 219.3           15
------------

Operating Income                        $  75.8           $  70.7            7
----------------

Net Income                              $  45.6           $  41.6           10
----------

Earnings per Share - Basic and Diluted  $  0.66           $  0.60           10
--------------------------------------

Effective Tax Rate                         38.0%             38.0%
------------------

Sales for our wine and spirits segment increased 4%, influenced mainly by increasing demand for the Jack Daniel's family of brands and Southern Comfort in the United States and many key international markets, as well as worldwide growth for our wine brands.

Revenues from our consumer durables segment increased 6% for the quarter as a result of significantly higher volumes for Lenox Collections, our direct marketing division, partially offset by lower sales to department stores reflecting relatively modest holiday sales and more aggressive inventory management policies at most of the large retailers in the United States.

Gross profit and operating income increased 15% and 7%, respectively, for the quarter. These results primarily reflect the strong performance by our major spirits brands, an improved mix of higher-margin product sales, favorable raw material and manufacturing costs, and continued improvement at Lenox Collections. A portion of the gain in gross profit was reinvested in advertising and marketing programs designed to strengthen our brands.

Net interest expense declined from last year's third quarter due to lower net debt balances.

Nine Months Fiscal 1998 Compared to Nine Months Fiscal 1997

Here is a summary of our operating performance (expressed in millions, except percentage and per share amounts):
                                            Nine Months Ended
                                               January 31,                  %
                                         1998                1997         Change
                                        --------           --------       ------
Net Sales
      Wine & Spirits                    $1,048.8           $1,023.4          2
      Consumer Durables                    414.3              384.8          8
                                        --------           --------
             Total                      $1,463.1           $1,408.2          4

Gross Profit                            $  746.9           $  686.9          9
------------

Operating Income                        $  236.2           $  219.8          7
----------------

Net Income                              $  140.9           $  129.3          9
----------

Earnings per Share - Basic and Diluted  $   2.04           $   1.87          9
--------------------------------------

Effective Tax Rate                          38.0%              38.0%
------------------

Sales of our wines and spirits increased 2% for the nine months ended January 31, driven by solid growth of the Jack Daniel's family of brands in the United States and a significant increase in revenues from our wine brands. This growth was partially offset by sharply lower sales of frozen cocktail products and a stronger U.S. dollar.

Revenues from our consumer durables segment were up 8% for the period, led by volume gains for Lenox Collections and strong growth of Hartmann's luggage products.

Gross profit and operating income for the period increased 9% and 7%, respectively, driven by growth in both of our operating segments. Strong U.S.
sales of Jack Daniel's and our wine brands, combined with lower marketing outlays for frozen cocktail products, continued improvement at Lenox Collections and higher profitability from dinnerware sales fueled the growth. These gains were partially offset by further international investment in our beverage business and by the impact of the stronger U.S. dollar.

Gross margin improved to 51.0% in fiscal 1998 from 48.8% in fiscal 1997, reflecting favorable raw material and manufacturing costs, selected price increases and an improved mix of higher-margin product sales.

Net interest expense continued to compare favorably to last year as a result of lower net debt balances.

Based on our current projections, we are optimistic about the opportunities for both the wine and spirits segment and the consumer durables segment for the remainder of fiscal 1998.

Liquidity and Financial Condition

Cash and cash equivalents increased by $7.9 million during the nine months ended January 31, 1998, as cash provided by operations exceeded cash used for investing and financing activities. Cash provided by operations totaled $170.1 million, primarily reflecting net income for the period and a decrease in accounts receivable due to the normal seasonality of revenues, partially offset by an increase in inventories in anticipation of future sales growth. Cash of $28.3 million was used for investing activities, consisting mostly of expenditures to expand and modernize our production facilities and enhance our information systems. Cash used for financing activities was $133.9 million, as we used excess funds to reduce our debt and to pay dividends.

We have conducted a comprehensive review of our information systems to identify the systems which may be affected by the "Year 2000" issue and have developed an implementation plan to resolve the issue. We expect to incur internal staff costs as well as external consulting and other expenses in order to prepare the systems for the year 2000. The cost of this project, which will be expensed as incurred over the next two years, is not expected to have a material impact on our financial condition, results of operations or cash flows.

Dividends

On January 22, 1998, our Board of Directors declared a regular quarterly cash dividend of $.28 per share on both Class A and Class B common stock. The Board also declared a $.10 per share cash dividend on the preferred stock. Stockholders of record on March 4, 1998 will receive the cash dividend on April 1, 1998. Total cash dividends paid per common share in fiscal 1998 will be $1.10, a 4% increase over last year.

Environmental

Along with other responsible parties, we face environmental claims resulting from the cleanup of several waste deposit sites. We have accrued our estimated portion of cleanup costs. We expect either the other responsible parties or insurance to cover the remaining costs. We do not believe that any additional costs we incur to satisfy environmental claims will have a material adverse effect on our financial condition, results of operations or cash flows.

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

Expansion Plus, Inc. v. Brown-Forman Corporation, et al.,
(United States District Court for the Southern District of Texas,
Houston Division, Civil Action No. H-94-3498)

The Federal Appeals Court for the Fifth Circuit on January 12, 1998, affirmed the trial court's summary judgment dismissal of all claims by Expansion Plus, Inc. ("EPI") against Brown-Forman and other defendants. EPI's request for reconsideration was denied on February 12, 1998.

As reported earlier, we bought a start-up credit card processing business in 1988 from EPI. We built up this business substantially and sold it in 1993 for $31.2 million. Months after the sale, EPI claimed that we had never acquired full title to the business, that we had to return all or part of it to EPI, and that our sale of the business to a third party represented a conversion of EPI's assets.

In October, 1994, EPI filed a tort action against the buyer and us alleging conversion of property, tortious interference with contractual relationships, misappropriation of trade secrets, and breach of a confidential relationship. EPI sought damages of $31.2 million plus punitive damages in an amount ten times actual damages. On January 30, 1997, the trial judge entered summary judgment in our favor, dismissing all of EPI's claims. It was from this decision that EPI unsuccessfully appealed, as discussed above.

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

                                                BROWN-FORMAN CORPORATION
                                                     (Registrant)


Date:   March 6, 1998                       By: /s/ Steven B. Ratoff
                                                ----------------------------
                                                Steven B. Ratoff
                                                Executive Vice President and
                                                 Chief Financial Officer
                                                (On behalf of the Registrant and
                                                 as Principal Financial Officer)