Form 10-K405
period 1998-04-30
BROWN FORMAN CORP
filed 1998-07-17
CIK 14693

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended April 30, 1998
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

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
              Title of Each Class                         on Which Registered
              -------------------                        ----------------------
Preferred $0.40 Cumulative Stock, $10.00 par value,      New York Stock Exchange
redeemable at company's option at $10.25 per share plus unpaid accrued dividends; liquidating value
$10.00 per share plus unpaid accrued dividends

Class A Common Stock (voting) $0.15 par value            New York Stock Exchange

Class B Common Stock (nonvoting) $0.15 par value         New York Stock Exchange

Securities registered pursuant to
  Section 12(g) of the Act:                              None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes |X| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [|X|]

The aggregate market value, at April 30, 1998, of the voting and nonvoting equity held by nonaffiliates of the registrant was approximately $2,010,000,000.

The number of shares outstanding for each of the registrant's classes of Common Stock on May 28, 1998 was:
     Class A Common Stock (voting)            28,988,091
     Class B Common Stock (nonvoting)         39,698,147

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's 1998 Annual Report to Stockholders are incorporated by reference into Parts I, II, and IV of this report. Portions of the Proxy Statement of Registrant for use in connection with the Annual Meeting of Stockholders to be held July 23, 1998 are incorporated by reference into Part III of this report.

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

(b)  Financial information about industry segments:

Information regarding net sales, operating income, and total assets of each of our business segments is in Note 11 of Notes to Consolidated Financial Statements on page 35 of our 1998 Annual Report to Stockholders, which information is incorporated into this report by reference in response to Item 8.

(c) Narrative description of business:

The following is a description of our operations.

Wine and Spirits Segment
------------------------
Wine and Spirits operations include manufacturing, bottling, importing, exporting, and marketing a wide variety of alcoholic beverage brands. This Segment also manufactures and markets new and used oak barrels.

The Segment's brands consist of the following:

     Jack Daniel's Tennessee Whiskeys
     Southern Comfort
     Canadian Mist Canadian Whiskies
     Early Times Kentucky Whisky
     Finlandia Vodkas**
     Old Forester Kentucky Straight Bourbon Whisky
     Bushmills Irish Whiskeys**
     Jack Daniel's Country Cocktails
     Gentleman Jack Rare Tennessee Whiskey
     Woodford Reserve Kentucky Straight Bourbon Whiskey
     Glenmorangie Single Highland Malt Scotch Whiskies**
     Forester 1870 Kentucky Straight Bourbon Whisky
     Black Bush Special Irish Whiskey**
     Tropical Freezes
     Pepe Lopez Tequilas
     Korbel California Brandy*
     Usher's Scotch Whisky**
     Oblio Sambucas**
     Jack Daniel's & Cola
     Southern Comfort & Cola

     Fetzer Vineyards California Wines
     Korbel California Champagnes and Wines*
     Bolla Italian Wines
     Jekel Vineyards California Wines
     Bonterra Vineyards California Wines
     Carmen Vineyards Chilean Wines**
     Michel Picard French Wines**
     Brolio Italian Wines**
     Bel Arbor California Wines
     Fontana Candida Italian Wines**
     Fontanafredda Italian Wines**
     Armstrong Ridge California Champagne*
     Noilly Prat Vermouths**


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

A leading industry trade publication reported Korbel California Champagnes as the largest selling premium champagne in the United States. This trade publication also reported that, among numerous imported wines, Bolla Italian Wine is the leading premium Italian table wine in the United States. Fetzer was ranked tenth among California varietal wines and sixteenth among all domestic table wines.

We believe the statistics used to rank these products are reasonably accurate.

Our strategy with respect to the Wine and Spirits Segment is to market high quality products that satisfy consumer preferences and to support them with extensive international, national, and regional marketing programs. These programs are intended to extend consumer brand recognition and brand loyalty.

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

Under federal regulations, whiskey must be aged for at least two years to be designated "straight whiskey." The Segment ages its straight whiskeys for a minimum of three to five years. Federal regulations also require that "Canadian" whiskey must be manufactured in Canada in compliance with Canadian laws and must be aged in Canada for at least three years.

Consumer Durables Segment
-------------------------
The Consumer Durables Segment includes the manufacturing and/or marketing of the following:

     Fine China Dinnerware
     Casual Dinnerware and Glassware
     Crystal Stemware
     Crystal Barware
     China and Crystal Giftware
     China Lamps
     Collectibles and Jewelry
     Sterling Silver, Pewter and Silver-Plated Giftware
     Sterling Silver and Stainless Steel Flatware
     Contemporary Tabletop, Houseware and Giftware
     Luggage
     Business Cases and Folios
     Personal Leather Accessories

All of the products of the Segment are sold by segment-employed sales representatives under various compensation arrangements, and where appropriate to the class of trade, by specialized independent commissioned sales representatives and independent distributors.

The Segment's products are marketed domestically through authorized retail stores consisting of department stores and specialty and jewelry shops and through retail stores operated by the Segment. Products are also distributed domestically through the institutional, incentive, premium, business gift and military exchange classes of trade, and internationally through authorized retailers, duty free stores and/or distributors in selected foreign markets. Specially created collectible products are distributed both domestically and in selected foreign markets through the direct response/mail-order channel, as well as through authorized collectible retailers.

Fine china and casual dinnerware, as well as fine china giftware, are marketed under the Lenox trademark. Crystal stemware, barware and giftware are marketed under both the Lenox and Gorham trademarks. Contemporary tabletop, houseware and giftware products are marketed under the Dansk trademark. Sterling silver and stainless flatware and sterling giftware are marketed under the Gorham and "Lenox. Kirk Stieff" trademarks. Pewter and silver-plated giftware products are also marketed under the "Lenox. Kirk Stieff" trademark. Luggage, business cases, and personal leather accessories are marketed under the Hartmann, Wings, Veronica Hart, and Crouch & Fitzgerald trademarks. The direct response/ mail-order sales in the United States of specially designed collectibles are marketed under the Lenox and Gorham trademarks, while such sales abroad are marketed primarily under the Brooks & Bentley trademark.

The Lenox, Gorham, and Hartmann brand names hold significant positions in their industries. The Segment has granted licenses for the use of the Lenox trademark on selected fine table linens, premium collectible plates, collectible dolls, wall coverings and candles, subject to the terms of licensing agreements.

The Segment believes that it is the largest domestic manufacturer and marketer of fine china dinnerware and the only significant domestic manufacturer of fine quality china giftware. The Segment is also a leading manufacturer and distributor of fine quality luggage, business cases, and personal leather accessories. The Segment competes with a number of other companies and is subject to intense foreign competition in the marketing of its fine china, contemporary and casual dinnerware, crystal stemware and giftware, stainless flatware, and luggage products.

In the Segment's china and stainless businesses, competition is based primarily on quality, design, brand, style, product appeal, consumer satisfaction, and price. In its luggage, business case and personal leather accessories business, competition is based primarily on brand awareness, quality, design, style, and price. In its direct response/mail-order business, the most important competitive factors are the brand, product appeal, design, sales/marketing program, service, and price. In its crystal, sterling silver, silver-plated, and pewter businesses, competition is based primarily on price, with quality, design, brand, style, product appeal, and consumer satisfaction also being factors.

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

Other Information
-----------------
As of April 30, 1998, we employ approximately 7,600 persons, including 1,140 employed on a part-time basis.

We are an equal opportunity employer and we recruit and place employees without regard to race, color, religion, national or ethnic origin, veteran status, age, gender, sexual preference, or physical or mental disability.

We believe our employee relations are good.

For information on the effects of compliance with federal, state, and local environmental regulations, refer to Note 13, "Environmental," on page 35 of our 1998 Annual Report to Stockholders, which information is incorporated into this report by reference in response to Item 8.

Item 2.  Properties

The corporate offices consist of office buildings, including renovated historic structures, all located in Louisville, Kentucky.

Significant properties by business segments are as follows:

Wine and Spirits Segment
------------------------
The facilities of the Wine and Spirits Segment are shown below. The owned facilities are held in fee simple.

Owned facilities:
-  Production facilities:
              -   Distilled Spirits and Wines:
                           -   Lynchburg, Tennessee
                           -   Louisville, Kentucky
                           -   Collingwood, Ontario
                           -   Shively, Kentucky
                           -   Woodford County, Kentucky
                           -   Frederiksted, St. Croix, U.S. Virgin Islands
                           -   Mendocino County, California
                           -   Monterey County, California
                           -   Pedemonte, Italy
                           -   Soave, Italy
              -   Oak Barrels:
                           -   Louisville, Kentucky
                           -   Mendocino County, California

-  Bottling facilities:
              -   Lynchburg, Tennessee
              -   Louisville, Kentucky
              -   Woodford County, Kentucky
              -   Frederiksted, St. Croix, U.S. Virgin Islands
              -   Mendocino County, California
              -   Monterey County, California
              -   Pedemonte, Italy

-  Warehousing facilities:
              -   Lynchburg, Tennessee
              -   Louisville, Kentucky
              -   Collingwood, Ontario
              -   Shively, Kentucky
              -   Woodford County, Kentucky
              -   Mendocino County, California
              -   Monterey County, California
              -   Pedemonte, Italy
              -   Soave, Italy

Leased facilities:
-  Production and bottling facility in Dublin, Ireland
-  Wine production and warehousing facility in Mendocino County, California
-  Vineyards in Monterey County, California

We believe that the productive capacities of the Wine and Spirits Segment are adequate for the business, and that the facilities are maintained in a good state of repair.

Consumer Durables Segment
-------------------------
The facilities of the Consumer Durables Segment are shown below. The owned facilities are held in fee simple.

Owned facilities:
-   Office facilities:
             -    Lenox corporate - Lawrenceville, New Jersey
             -    Headquarters for Lenox Direct Response/Collectibles
                   Division (includes retail store and warehouse) - Langhorne, Pennsylvania

-   Production and office facilities:
             -    Lenox - Pomona, New Jersey (includes retail store); Oxford,
                   North Carolina; Kinston, North Carolina; and Mt. Pleasant, Pennsylvania (includes retail store)
             -    Gorham - Smithfield, Rhode Island (includes retail store)
             -    Hartmann - Lebanon, Tennessee (includes retail store)

-   Warehousing facilities:
             -    Lenox/Dansk/Gorham  -  Williamsport, Maryland

Leased facilities:
-   Office facilities:
             -    Dansk headquarters - White Plains, New York

-   Production/Warehousing/Office facilities:
             -    Kirk Stieff - Baltimore, Maryland (includes retail store)

-   Warehousing facilities:
             -    Lenox - South Brunswick, New Jersey (includes retail store);
                   Oxford, North Carolina;  Kinston, North Carolina; and
                   Mt. Pleasant, Pennsylvania
             -    Hartmann - Lebanon, Tennessee

-   Retail stores:
             - The Segment operates 39 Lenox outlet stores in 26 states and a Lenox Gift Express store in Pennsylvania. The Segment also operates 59 Dansk stores in 29 states. In addition, the Segment operates 2 Crouch & Fitzgerald luggage stores in 2 states and 3 Hartmann luggage outlet stores in 3 states.

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

The summary judgment dismissing all claims by Expansion Plus, Inc. against Brown-Forman and other defendants, affirmed by the Federal Court of Appeals for the Fifth Circuit in January 1998, has become final and this litigation is concluded.

Item 4.  Submission of Matters to a Vote of Security Holders

None.


Executive Officers of the Registrant


                                                Principal Occupation and
     Name                         Age             Business Experience                         Family Relationship
     ----                         ---       ---------------------------------                 -------------------
Owsley Brown II                    55       Chairman of the company since               Cousin to Owsley Brown Frazier
                                            July 1995. Chief Executive Officer
                                            of the company since July 1993.
                                            President of the company
                                            from July 1987 to July 1995.

Owsley Brown Frazier               62       Vice Chairman of the company                Cousin to Owsley Brown II
                                            since August 1983.

William M. Street                  59       Vice Chairman of the company                None
                                            since July 1987.

Steven B. Ratoff                   55       Executive Vice President and Chief          None
                                            Financial Officer of the company
                                            since December 1994.  Private
                                            investor in a number of small
                                            privately-held companies from
                                            February 1992 to November 1994.
                                            Senior Vice President and Chief
                                            Financial Officer for Pharmaceutical
                                            Group of Bristol-Myers Squibb
                                            from January 1990 to January 1992.


John P. Bridendall                 48       Senior Vice President and                   None
                                            Director of Corporate
                                            Development since July 1987.

Russell C. Buzby                   64       Senior Vice President and                   None
                                            Executive Director of Human
                                            Resources and Information
                                            Services since July 1987.

Michael B. Crutcher                54       Senior Vice President, General              None
                                            Counsel, and Secretary since
                                            May 1989.

Lois A. Mateus                     51       Senior Vice President of Corporate          None
                                            Communications and Corporate
                                            Services since January 1988.


                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

Except as presented below, for the information required by this item refer to the section entitled "Quarterly Financial Information" appearing on the "Highlights" page of the 1998 Annual Report to Stockholders, which information is incorporated into this report by reference.

Holders of record of Common Stock at April 30, 1998:
         Class A Common Stock (Voting)               3,446
         Class B Common Stock (Nonvoting)            4,957

The principal market for Brown-Forman common shares is the New York Stock Exchange.

Item 6.  Selected Financial Data

For the information required by this item, refer to the section entitled "Selected Financial Data" appearing on page 17 of the 1998 Annual Report to Stockholders, which information is incorporated into this report by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

For the information required by this item, refer to the section entitled "Management's Discussion and Analysis" appearing on pages 18 through 24 of the 1998 Annual Report to Stockholders, which information is incorporated into this report by reference.

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

         Generally: We operate in highly competitive markets. Our business is subject to changes in general economic conditions, changes in consumer preferences, the degree of acceptance of new products, and the uncertainties of litigation. As our business continues to expand outside the U.S., our financial results are more exposed to foreign exchange rate fluctuations and the health of foreign economies. Our operations could also be adversely impacted by incomplete or untimely resolution of the "Year 2000" issue, as discussed more fully on page 24 of the 1998 Annual Report to Stockholders.

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

         Consumer Durables Risk Factors: Earnings projections for our consumer durables segment anticipate a continued strengthening of our Lenox and Hartmann businesses. These projections could be offset by factors such as poor consumer response rates at Lenox Collections, a soft retail environment at outlet malls, further department store consolidation, or weakened demand for tableware, giftware and/or leather goods.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

For the information required by this item, refer to the section entitled "Market Risks" appearing on page 24 of the 1998 Annual Report to Stockholders, which information is incorporated into this report by reference.

Item 8.  Financial Statements and Supplementary Data

For the information required by this item, refer to the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Report of Management appearing on pages 25 through 37 of the 1998 Annual Report to Stockholders, which information is incorporated into this report by reference, and the Report of Independent Accountants included on page S-1 of this report. For selected quarterly financial information, refer to the section entitled "Quarterly Financial Information" appearing on the "Highlights" page of the 1998 Annual Report to Stockholders, which information is incorporated into this report by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 23, 1998, which information is incorporated into this report by reference:
(a) "Election of Directors" on page 4 through the fourth paragraph on page 5 (for information on directors); and (b) the last paragraph on page 7 (for information on delinquent Section 16 filings). Also, see the information with respect to "Executive Officers of the Registrant" under Part I of this report, which information is incorporated herein by reference.

Item 11.  Executive Compensation

For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 23, 1998, which information is incorporated into this report by reference:
(a) "Executive Compensation" on pages 8 through 13; (b) "Retirement Plan Descriptions" on page 14; and (c) "Director Compensation" on page 15.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

For the information required by this item, refer to the section entitled "Stock Ownership" appearing on pages 6 through 7 of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 23, 1998, which information is incorporated into this report by reference.

Item 13.  Certain Relationships and Related Transactions

For the information required by this item, refer to the section entitled "Transactions with Management" appearing on page 17 of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 23, 1998, which information is incorporated into this report by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1 and 2 - Index to Consolidated Financial Statements and Schedules:

                                                                                                        Reference
                                                                                                                     Annual
                                                                                            Form 10-K               Report to
                                                                                          Annual Report            Stockholders
                                                                                              Page                   Page(s)
        Incorporated by reference to our Annual
             Report to Stockholders for the year
                 ended April 30, 1998:

             Consolidated Statement of Income for the
                 years ended April 30, 1996, 1997, and 1998*                                      --                   25
             Consolidated Balance Sheet at April 30, 1996, 1997, and 1998*                        --                 26 - 27
             Consolidated Statement of Cash Flows for the
                 years ended April 30, 1996, 1997, and 1998*                                      --                   28
             Consolidated Statement of Stockholders' Equity
                 for the years ended April 30, 1996, 1997, and 1998*                              --                   29
             Notes to Consolidated Financial Statements*                                          --                 30 - 36
             Report of Management*                                                                --                   37

        Report of Independent Accountants                                                         S-1                  --

        Consolidated Financial Statement Schedule:
             II - Valuation and Qualifying Accounts                                               S-2                  --


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

(a)    3 - Exhibits: Filed with this report:

Exhibit Index
-------------
     13 Brown-Forman Corporation's Annual Report to Stockholders for the year ended April 30, 1998, but only to the extent set forth in Items 1, 5, 6, 7, 7A and 8 of this Annual Report on Form 10-K for the year ended April 30, 1998.

     21      Subsidiaries of the Registrant.

     23      Consent of PricewaterhouseCoopers LLP independent accountants.

     27      Financial Data Schedule (not considered to be filed).

Previously Filed:
 Exhibit Index
-------------
    3(a) Restated Certificate of Incorporation of registrant, which is incorporated into this report by reference to Brown-Forman Corporation's 10-K filed on July 19, 1994.

    3(b) Certificate of Amendment to Restated Certificate of Incorporation of registrant, which is incorporated into this report by reference to Brown-Forman Corporation's 10-K filed on July 19, 1994.

    3(c) Certificate of Ownership and Merger of Brown-Forman Corporation into Brown-Forman, Inc., which is incorporated into this report by reference to Brown-Forman Corporation's 10-K filed on July 19, 1994.

    3(d) Certificate of Amendment to Restated and Amended Certificate of Incorporation of Brown-Forman Corporation, which is incorporated into this report by reference to Brown-Forman Corporation's 10-K filed on July 19, 1994.

    3(e) The by-laws of registrant, as amended on May 25, 1988, which is incorporated into this report by reference to Brown-Forman Corporation's 10-K filed on July 26, 1993.

    3(f) Amendment to the by-laws of registrant (to increase the mandatory retirement age for outside directors), which is incorporated into this report by reference to Brown-Forman Corporation's Form 10-Q filed on December 5, 1997.

      4 The Form of Indenture dated as of March 1, 1994 between Brown-Forman Corporation and The First National Bank of Chicago, as Trustee, which is incorporated into this report by reference to Brown-Forman Corporation's Form S-3 (Registration No. 33-52551) filed on March 8, 1994.

    10(a) A description of the Brown-Forman Omnibus Compensation Plan, which is incorporated into this report by reference to the Appendix of the registrant's definitive proxy statement for the Annual Meeting of Stockholders held on July 27, 1995.

    10(b) Brown-Forman Corporation Restricted Stock Plan, which is incorporated into this report by reference to Brown-Forman Corporation's 10-K filed on July 19, 1994.

    10(c) Brown-Forman Corporation Supplemental Excess Retirement Plan, which is incorporated into this report by reference to Brown-Forman Corporation's 10-K filed on July 23, 1990.

    10(d) Brown-Forman Corporation Stock Appreciation Rights Plan, which is incorporated into this report by reference to Brown-Forman Corporation's 10-K filed on July 23, 1990.

    10(e) A description of the Brown-Forman Savings Plan, which is incorporated into this report by reference to page 10 of the registrant's definitive proxy statement for the Annual Meeting of Stockholders held on July 25, 1996.

    10(f) A description of the Brown-Forman Flexible Reimbursement Plan, which is incorporated into this report by reference to page 10 of the registrant's definitive proxy statement for the Annual Meeting of Stockholders held on July 25, 1996.

    10(g) A description of the Brown-Forman Non-Employee Director Compensation Plan, which is incorporated into this report by reference to Brown-Forman Corporation's Form S-8 (Registration No. 333-38649) filed on October 24, 1997.

    10(h) Credit Agreement dated as of October 29, 1997, among Brown-Forman Corporation and a group of United States and international banks, which is incorporated into this report by reference to Amendment No. 1 to Brown-Forman Corporation's 10-Q filed on December 15, 1997.

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            BROWN-FORMAN CORPORATION
                                                 (Registrant)



                                            /s/ OWSLEY BROWN II
                                            ------------------------------------
Date:  May 28, 1998                         By:  Owsley Brown II
                                                  Chairman of the Board and
                                                  Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on May 28, 1998 as indicated:


/s/ BARRY D. BRAMLEY                            /s/ DONALD G. CALDER                      /s/ OWSLEY BROWN FRAZIER
---------------------------------------         ---------------------------------         -----------------------------------------
By:    Barry D. Bramley                         By:  Donald G. Calder                     By:  Owsley Brown Frazier
       Director                                      Director                                   Director, Vice Chairman
                                                                                                of the Board


/s/ RICHARD P. MAYER                            /s/ STEPHEN E. O'NEIL                     /s/ WILLIAM M. STREET
---------------------------------------         ---------------------------------         -----------------------------------------
By:   Richard P. Mayer                          By:  Stephen E. O'Neil                    By:  William M. Street
      Director                                       Director                                   Director, Vice Chairman
                                                                                                of the Board

/s/ JAMES S. WELCH                              /s/ OWSLEY BROWN II                       /s/ STEVEN B. RATOFF
---------------------------------------         ---------------------------------         -----------------------------------------
By:   James S. Welch                            By:  Owsley Brown II                      By:  Steven B. Ratoff
      Director                                       Director, Chairman of the                  Executive Vice President and
                                                     Board and Chief Executive                  Chief Financial Officer
                                                     Officer                                    (Principal Financial Officer)


/s/ GEO. GARVIN BROWN III                       /s/ LAWRENCE K. PROBUS
---------------------------------------         ---------------------------------
By:   Geo. Garvin Brown III                     By:  Lawrence K. Probus
      Director                                       Vice President and Controller
                                                     (Principal Accounting Officer)



REPORT OF INDEPENDENT ACCOUNTANTS


Brown-Forman Corporation
Louisville, Kentucky

We have audited the consolidated financial statements of Brown-Forman Corporation and Subsidiaries as of April 30, 1996, 1997, and 1998, and for the years then ended, which financial statements are included on pages 25 through 36 of the 1998 Annual Report to Stockholders of Brown-Forman Corporation and incorporated by reference herein. We have also audited the financial statement schedule listed in the index on page 12 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brown-Forman Corporation and Subsidiaries as of April 30, 1996, 1997, and 1998 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky
May 27, 1998

                    BROWN-FORMAN CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               For the Years Ended April 30, 1996, 1997, and 1998
                            (Expressed in thousands)


                      Col. A                           Col. B                Col. C                Col. D           Col. E
                      ------                           ------                ------                ------           ------
                                                                           Additions
                                                     Balance at            Charged to                              Balance at
                                                     Beginning                Costs                                    End
                   Description                       of Period            and Expenses           Deductions         of Period
                   -----------                       ----------           ------------           ----------        ----------
1996
    Allowance for Doubtful Accounts                     $14,061              $  9,386             $10,241(1)           $13,206

1997
    Allowance for Doubtful Accounts                     $13,206              $  5,530             $ 8,516(1)           $10,220

1998
    Allowance for Doubtful Accounts                     $10,220              $  6,648             $ 5,906(1)           $10,962



 (1) Doubtful accounts written off, net of recoveries.