Form 10-Q
period 1998-07-31
BROWN FORMAN CORP
filed 1998-09-03
CIK 14693

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

  |X|      QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended JULY 31, 1998

                                       OR

  |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: September 3, 1998

           Class A Common Stock ($.15 par value, voting)             28,988,091
           Class B Common Stock ($.15 par value, nonvoting)          39,698,147

                            BROWN-FORMAN CORPORATION
                       Index to Quarterly Report Form 10-Q


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                               Page

          Condensed Consolidated Statement of Income
                 Three months ended July 31, 1998 and 1997               3

          Condensed Consolidated Balance Sheet
                 July 31, 1998 and April 30, 1998                        4

          Condensed Consolidated Statement of Cash Flows
                 Three months ended July 31, 1998 and 1997               5

          Notes to the Condensed Consolidated Financial Statements       6 - 7


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  8 - 11

Item 3.   Quantitative and Qualitative Disclosures about Market Risk     11


                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders             12

Item 6.  Exhibits and Reports on Form 8-K                                12

Signatures                                                               13

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                            BROWN-FORMAN CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                 (Dollars in millions except per share amounts)

                                                 Three Months Ended
                                                      July 31,
                                                 1998            1997
                                                ------          ------

Net sales                                       $445.8          $428.1
Excise taxes                                      55.7            56.3
Cost of sales                                    156.9           154.3
                                                ------          ------
   Gross profit                                  233.2           217.5
Selling, general, and
   administrative expenses                       104.6            98.2
Advertising expenses                              68.5            60.6
                                                ------          ------
   Operating income                               60.1            58.7
Interest income                                    1.0             0.7
Interest expense                                   2.5             3.9
                                                ------          ------
   Income before income taxes                     58.6            55.5
Taxes on income                                   21.4            21.1
                                                ------          ------
   Net income                                     37.2            34.4
Less preferred stock dividend
   requirements                                    0.1             0.1
                                                ------          ------
Net income applicable to common
   stock                                        $ 37.1          $ 34.3
                                                ======          ======

Earnings per share
  - basic and diluted                           $  .54          $  .50
                                                ======          ======

Shares (in thousands) used in the
calculation of earnings per share
  - basic                                       68,686          68,996
  - diluted                                     68,750          69,038


Cash dividends declared
  per common share                              $  .28          $  .27
                                                ======          ======


See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (In millions)
                                                    July 31,          April 30,
                                                      1998              1998
                                                  (Unaudited)
                                                   --------           --------
Assets
------
Cash and cash equivalents                          $   93.2           $   78.3
Accounts receivable, net                              236.8              264.5
Inventories:
   Barreled whiskey                                   183.1              187.0
   Finished goods                                     200.6              178.6
   Work in process                                     72.9               88.4
   Raw materials and supplies                          57.5               48.1
                                                   --------           --------
      Total inventories                               514.1              502.1
Other current assets                                   22.0               23.9
                                                   --------           --------
      Total current assets                            866.1              868.8

Property, plant and equipment, net                    280.1              281.1
Intangible assets, net                                247.9              249.8
Other assets                                          103.5               94.2
                                                   --------           --------
      Total assets                                 $1,497.6           $1,493.9
                                                   ========           ========
Liabilities
-----------
Commercial paper                                   $   97.1           $  107.1
Accounts payable and accrued expenses                 215.7              233.3
Current portion of long-term debt                       7.5                7.5
Accrued taxes on income                                25.9                7.6
Deferred income taxes                                  27.4               27.4
Dividends payable                                      19.3                --
                                                   --------           --------
      Total current liabilities                       392.9              382.9

Long-term debt                                         49.8               49.8
Deferred income taxes                                 144.7              149.7
Accrued postretirement benefits                        56.1               55.4
Other liabilities and deferred income                  34.0               38.8
                                                   --------           --------
      Total liabilities                               677.5              676.6

Stockholders' Equity
--------------------
Preferred stock                                        11.8               11.8
Common stockholders' equity:
   Common stock                                        10.3               10.3
   Retained earnings                                  820.8              821.2
   Accumulated other comprehensive income
    -cumulative translation adjustment                 (5.6)              (8.8)
   Treasury stock (310,000 Class B common shares)     (17.2)             (17.2)
                                                   --------           --------
      Common stockholders' equity                     808.3              805.5
                                                   --------           --------
      Total stockholders' equity                      820.1              817.3
                                                   --------           --------
      Total liabilities and stockholders' equity   $1,497.6           $1,493.9
                                                   ========           ========

Note: The balance sheet at April 30, 1998, has been taken from the audited financial statements at that date, and condensed.

         See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
          (In millions; amounts in parentheses are reductions of cash)

                                                        Three Months Ended
                                                             July 31,
                                                      1998                1997
                                                     -----               ------
Cash flows from operating activities:
   Net income                                       $ 37.2               $ 34.4
   Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Depreciation                                    11.5                 10.3
      Amortization                                     2.4                  2.3
      Deferred income taxes                           (5.0)                 4.3
      Other                                           (6.3)                (4.7)
   Changes in assets and liabilities:
      Accounts receivable                             27.7                 39.7
      Inventories                                    (12.0)                (9.0)
      Other current assets                             1.9                 (7.3)
      Accounts payable and accrued expenses          (17.6)               (13.2)
      Accrued taxes on income                         18.3                  9.2
                                                    ------               ------
         Cash provided by operating activities        58.1                 66.0

Cash flows from investing activities:
      Additions to property, plant, and equipment     (9.7)                (9.2)
      Disposals of property, plant, and equipment      0.1                   --
      Other                                           (4.2)                (0.5)
                                                    ------               ------
         Cash used for investing activities          (13.8)                (9.7)

Cash flows from financing activities:
      Net change in commercial paper                 (10.0)               (53.7)
      Dividends paid                                 (19.4)               (18.7)
                                                    ------               ------
         Cash used for financing activities          (29.4)               (72.4)
                                                    ------               ------
Net increase (decrease) in cash and cash equivalents  14.9                (16.1)

Cash and cash equivalents, beginning of period        78.3                 58.2
                                                    ------               ------

Cash and cash equivalents, end of period            $ 93.2               $ 42.1
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

                            BROWN-FORMAN CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

In these notes, "we," "us," and "our" refer to Brown-Forman Corporation.

1.   Condensed Consolidated Financial Statements

We prepared these unaudited condensed consolidated statements using our customary accounting practices as set out in our 1998 annual report on Form 10-K (the "1998 Annual Report"). We made all of the adjustments (which includes only normal, recurring adjustments) needed to present this data fairly.

We condensed or left out some of the information found in financial statements prepared according to generally accepted accounting principles ("GAAP"). You should read these financial statements together with the 1998 Annual Report, which does conform to GAAP.

2.   Inventories

We use the last-in, first-out method to determine the cost of almost all of our inventories. If the last-in, first-out method had not been used, inventories would have been $107.5 million higher than reported as of July 31, 1998, and $104.4 million higher than reported as of April 30, 1998.

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

5.   Earnings Per Share

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

6.   Comprehensive Income

Effective May 1, 1998, we adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." The adoption of SFAS No.130 did not have a material impact on our consolidated financial statements.

Comprehensive income, which is defined as the change in equity from transactions and other events from nonowner sources, for the three months ended July 31, 1998 and 1997 was as follows (in millions):

                                                       1998              1997
                                                      ------            ------
      Net income                                      $ 37.2            $ 34.4
      Foreign currency translation adjustment            3.2              (0.5)
                                                      ------            ------
             Comprehensive income                     $ 40.4            $ 33.9
                                                      ======            ======


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

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans but does not change the measurement or recognition of those plans. Thus, the adoption of SFAS No. 132 will have no effect on our financial condition or results of operations.

In June  1998,  the  FASB  issued  SFAS  No.  133,  "Accounting  for  Derivative
Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivatives be measured at fair value and recognized in the balance sheet as either assets or liabilities. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. The adoption of SFAS No. 133 is not expected to have a material impact on our consolidated financial statements.

8.     Subsequent Event

On July 23, 1998, our Board of Directors voted to redeem all outstanding shares of preferred stock on October 1, 1998, at a total redemption cost of approximately $12.1 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis along with our 1998 Annual Report. Note that the results of operations for the three months ended July 31, 1998, do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, "we," "us," and "our" refer to Brown-Forman Corporation.

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

Generally: We operate in highly competitive markets. Our business is subject to changes in general economic conditions, changes in consumer preferences, the degree of acceptance of new products, and the uncertainties of litigation. As our business continues to expand outside the United States, our financial results are more exposed to foreign exchange rate fluctuations and the health of foreign economies. Our operations could also be adversely impacted by incomplete or untimely resolution of the "Year 2000" issue.

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

Results of Operations:
First Quarter Fiscal 1999 Compared to First Quarter Fiscal 1998

Here is a summary of our operating performance (expressed in millions, except percentage and per share amounts):
                                              Three Months Ended
                                                    July 31,                 %
                                              1998           1997         Change
                                            -------        -------        ------
Net Sales
---------
Wine & Spirits                              $ 335.1        $ 317.4            6
Consumer Durables                             110.7          110.7           --
                                            -------        -------
             Total                          $ 445.8        $ 428.1            4

Gross Profit
------------
Wine & Spirits                              $ 177.9        $ 164.8            8
Consumer Durables                              55.3           52.7            5
                                            -------        -------
             Total                          $ 233.2        $ 217.5            7

Operating Income (Loss)
-----------------------
Wine & Spirits                              $  68.6        $  65.1            5
Consumer Durables                              (3.1)          (1.5)         N/M
Corporate                                      (5.4)          (4.9)          10
                                            -------        -------
             Total                          $  60.1        $  58.7            2

Net Income                                  $  37.2        $  34.4            8
----------

Earnings per Share - Basic and Diluted      $  0.54        $  0.50            8
--------------------------------------

Effective Tax Rate                            36.5%          38.0%
------------------

Sales for our wine and spirits segment increased 6%, largely due to growth in international sales of Jack Daniel's and Fetzer, as well as a solid performance by many of our beverage brands in the United States. Gross profit and operating income from the wine and spirits segment increased 8% and 5%, respectively, for the quarter. These results primarily reflect the strong performance by our major brands, an improved mix of higher-margin product sales, and more favorable raw material and manufacturing costs. A portion of the gain in gross profit was reinvested in advertising and marketing programs designed to strengthen our brands.

Revenues from our consumer durables segment were flat for the quarter as lower volumes for the wholesale and retail operations were offset by continued growth of the catalog and direct marketing operations of Lenox Collections. Gross profit for the segment increased 5%, however, principally reflecting the greater mix of higher-margin Lenox Collections sales. The operating loss for the quarter reflects higher advertising expense for the segment as well as costs incurred to introduce new Hartmann products. We expect the segment's revenues and operating results to improve over the remainder of the fiscal year.

Net interest expense declined from last year's first quarter due to lower net debt balances. The reduction in the company's consolidated effective tax rate reflects lower effective state tax rates.

As discussed in Note 7 to the accompanying condensed consolidated financial statements, we are required to adopt SFAS No. 133 by May 1, 2000. The adoption of SFAS No. 133 is not expected to have a material impact on our consolidated financial statements.

Liquidity and Financial Condition

Cash and cash equivalents increased by $14.9 million during the three months ended July 31, 1998, as cash provided by operations exceeded cash used for investing and financing activities. Cash provided by operations totaled $58.1 million, primarily reflecting net income for the period and a decrease in accounts receivable due to the normal seasonality of revenues. Cash of $13.8 million was used for investing activities, consisting mostly of expenditures to expand and modernize our production facilities and enhance our information systems. Cash used for financing activities was $29.4 million, as we used excess funds to reduce our debt and to pay dividends.

On July 23, 1998, our Board of Directors voted to redeem all outstanding shares of preferred stock on October 1, 1998, at a total redemption cost of approximately $12.1 million.

We have conducted a comprehensive review of our information systems to identify those systems which may be affected by the "Year 2000" issue and we have developed an implementation plan to resolve the issue. In preparing our systems for the year 2000, we expect to incur internal staff costs as well as external consulting and other costs during fiscal years 1999 and 2000. The cost of new systems software will be capitalized. Other costs of the project will be expenses as incurred.

Because we have replaced or updated many of our information systems in recent years, the costs to be incurred in addressing the Year 2000 issue are not expected to have a material impact on our financial condition, results of operations or cash flows. This expectation assumes that our existing forecast of costs to be incurred contemplates all significant actions required and that we will not be obligated to incur significant Year 2000 related costs on behalf of our customers or suppliers.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Since April 30, 1998, there have been no material changes in the company's interest rate, foreign currency and commodity price exposures, the types of derivative financial instruments used to hedge those exposures, or the underlying market conditions.

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the company held July 23, 1998, the following matter was voted upon:

   Election of Barry D. Bramley, Geo. Garvin Brown III, Owsley Brown II,
   Donald G. Calder, Owsley Brown Frazier, Richard P. Mayer, Stephen E. O'Neil, William M. Street, and James S. Welch to serve as directors until the next annual election of directors, or until a successor has been elected and qualified.
                                               For                   Withheld
     Barry D. Bramley                       27,267,259                10,758
     Geo. Garvin Brown III                  27,271,665                 6,352
     Owsley Brown II                        27,271,665                 6,352
     Donald G. Calder                       27,267,765                10,252
     Owsley Brown Frazier                   27,268,974                 9,043
     Richard P. Mayer                       27,271,665                 6,352
     Stephen E. O'Neil                      27,265,885                12,132
     William M. Street                      27,271,665                 6,352
     James S. Welch                         27,271,624                 6,393


Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits:

       Exhibit
       Number                   Exhibit
       ------                   -------
         27                     Financial Data Schedule

(b) Reports on Form 8-K: During the quarter for which this report is filed, the Registrant filed a Current Report on Form 8-K, dated June 1, 1998, regarding an amendment to the Registrant's by-laws which lifted the mandatory retirement age to 70 for non-employee directors.

                                   SIGNATURES

As required by the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned authorized officer.

                                         BROWN-FORMAN CORPORATION
                                              (Registrant)


Date:   September 3, 1998                By:    /s/ Steven B. Ratoff
                                                --------------------
                                                Steven B. Ratoff
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (On behalf of the Registrant and
                                                 as Principal Financial Officer)