Form 10-Q
period 1998-10-31
BROWN FORMAN CORP
filed 1998-12-10
CIK 14693

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

  |X|      QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended OCTOBER 31, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: November 30, 1998

      Class A Common Stock ($.15 par value, voting)             28,988,091
      Class B Common Stock ($.15 par value, nonvoting)          39,601,947

                            BROWN-FORMAN CORPORATION
                       Index to Quarterly Report Form 10-Q


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                  Page

          Condensed Consolidated Statement of Income
                 Three months ended October 31, 1997 and 1998              3
                 Six months ended October 31, 1997 and 1998                3

          Condensed Consolidated Balance Sheet
                 April 30, 1998 and October 31, 1998                       4

          Condensed Consolidated Statement of Cash Flows
                 Six months ended October 31, 1997 and 1998                5

          Notes to the Condensed Consolidated Financial Statements         6-7


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    8-13

Item 3.   Quantitative and Qualitative Disclosures about Market Risk       13


                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities                                             14

Item 6.  Exhibits and Reports on Form 8-K                                  14

Signatures                                                                 15

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                            BROWN-FORMAN CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

                                      Three Months Ended       Six Months Ended
                                          October 31,             October 31,
                                       1997        1998        1997        1998
                                      ------      ------      ------     -------

Net sales                             $554.2      $577.8      $982.3    $1,023.6
Excise taxes                            71.1        72.7       127.4       128.4
Cost of sales                          205.0       208.5       359.3       365.4
                                      ------      ------      ------     -------
   Gross profit                        278.1       296.6       495.6       529.8

Selling, general, and
   administrative expenses             103.6       111.5       201.8       216.1
Advertising expenses                    72.8        77.5       133.4       146.0
                                      ------      ------      ------     -------
   Operating income                    101.7       107.6       160.4       167.7

Interest income                          0.6         1.5         1.3         2.5
Interest expense                         4.0         3.2         7.9         5.7
                                      ------      ------      ------     -------
   Income before income taxes           98.3       105.9       153.8       164.5

Taxes on income                         37.4        38.6        58.5        60.0
                                      ------      ------      ------     -------
   Net income                           60.9        67.3        95.3       104.5

Less:  Preferred stock
        dividend requirements            0.1         0.1         0.2         0.2
       Preferred stock
        redemption premium               --          0.3         --          0.3
                                      ------      ------      ------     -------
Net income applicable to common
  stock                               $ 60.8      $ 66.9      $ 95.1    $  104.0
                                      ======      ======      ======     =======
Earnings per share
  - Basic and Diluted                 $ 0.88      $ 0.97      $ 1.38    $   1.51
                                      ======      ======      ======     =======

Shares (in thousands) used in the
calculation of earnings per share
  - Basic                             68,996      68,664      68,996      68,674
  - Diluted                           69,020      68,735      69,021      68,741

Cash dividends declared
  per common share                    $ 0.27      $ 0.28      $ 0.54    $   0.56
                                      ======      ======      ======     =======


See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (In millions)
                                                       April 30,     October 31,
                                                         1998           1998
                                                                     (Unaudited)
                                                       -------         -------
Assets
------
Cash and cash equivalents                             $   78.3        $  122.7
Accounts receivable, net                                 264.5           350.9
Inventories:
   Barreled whiskey                                      187.0           183.2
   Finished goods                                        178.6           201.5
   Work in process                                        88.4            94.2
   Raw materials and supplies                             48.1            58.7
                                                       -------         -------
      Total inventories                                  502.1           537.6

Other current assets                                      23.9            25.1
                                                       -------         -------
      Total current assets                               868.8         1,036.3
                                                       -------         -------
Property, plant and equipment, net                       281.1           281.5
Intangible assets, net                                   249.8           246.1
Other assets                                              94.2           107.0
                                                       -------         -------
      Total assets                                    $1,493.9        $1,670.9
                                                       =======         =======
Liabilities
-----------
Commercial paper                                      $  107.1        $  203.1
Accounts payable and accrued expenses                    233.3           282.7
Current portion of long-term debt                          7.5             8.3
Accrued taxes on income                                    7.6             8.7
Deferred income taxes                                     27.4            27.4
                                                       -------         -------
      Total current liabilities                          382.9           530.2

Long-term debt                                            49.8            41.6
Deferred income taxes                                    149.7           134.2
Accrued postretirement benefits                           55.4            56.1
Other liabilities and deferred income                     38.8            34.6
                                                       -------         -------
      Total liabilities                                  676.6           796.7

Stockholders' Equity
--------------------
Preferred stock                                           11.8             --
Common stockholders' equity:
   Common stock                                           10.3            10.3
   Retained earnings                                     821.2           888.2
   Cumulative translation adjustment                      (8.8)           (3.8)
   Treasury stock (310,000 and 358,900 Class B
    common shares at April 30 and October 31,
    respectively)                                        (17.2)          (20.5)
                                                       -------         -------
      Common stockholders' equity                        805.5           874.2
                                                       -------         -------
      Total stockholders' equity                         817.3           874.2
                                                       -------         -------
      Total liabilities and stockholders' equity      $1,493.9        $1,670.9
                                                       =======         =======

Note: The balance sheet at April 30, 1998, has been taken from the audited financial statements at that date, and condensed.

See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
          (In millions; amounts in parentheses are reductions of cash)

                                                          Six Months Ended
                                                             October 31,
                                                        1997              1998
                                                       ------            ------
Cash flows from operating activities:
   Net income                                          $ 95.3           $ 104.5
   Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Depreciation                                       21.2              23.2
      Amortization                                        4.7               4.7
      Deferred income taxes                               7.3             (15.5)
      Other                                              (7.9)             (5.0)
   Changes in assets and liabilities:
      Accounts receivable                               (69.0)            (86.4)
      Inventories                                       (56.4)            (35.5)
      Other current assets                               (1.9)             (1.2)
      Accounts payable and accrued expenses              60.9              49.1
      Accrued taxes on income                             6.0               1.1
                                                       ------            ------
         Cash provided by operating activities           60.2              39.0

Cash flows from investing activities:
   Additions to property, plant, and equipment          (20.8)            (22.2)
   Disposals of property, plant, and equipment            9.9               0.9
   Other                                                 (7.1)             (8.1)
                                                       ------            ------
      Cash used for investing activities                (18.0)            (29.4)

Cash flows from financing activities:
   Net change in commercial paper                         0.1              96.0
   Proceeds from long-term debt                           0.8               --
   Reduction of long-term debt                          (13.6)             (7.4)
   Acquisition of treasury stock                          --               (3.0)
   Redemption of preferred stock                          --              (12.1)
   Dividends paid                                       (37.5)            (38.7)
                                                       ------            ------
      Cash provided by (used for) financing activities  (50.2)             34.8
                                                       ------            ------
Net increase (decrease) in cash and cash equivalents     (8.0)             44.4
                                                       ------            ------
Cash and cash equivalents, beginning of period           58.2              78.3
                                                       ------            ------
Cash and cash equivalents, end of period               $ 50.2           $ 122.7
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

2.     Inventories

We use the last-in, first-out method to determine the cost of almost all of our inventories. If the last-in, first-out method had not been used, inventories would have $104.4 million higher than reported as of April 30, 1998, and $107.9 million higher than reported as of October 31, 1998.

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

6.       Comprehensive Income

Effective May 1, 1998, we adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." The adoption of SFAS
No. 130 did not have a material impact on our consolidated financial statements.

Comprehensive income, which is defined as the change in equity from transactions and other events from nonowner sources, was as follows (in millions):

                                         Three Months Ended    Six Months Ended
                                             October 31,          October 31,
                                            1997      1998      1997       1998
                                          ------    ------    ------    -------
Net income                                $ 60.9    $ 67.3    $ 95.3    $ 104.5
Foreign currency translation adjustment     (0.5)      1.8      (1.0)       5.0
                                          ------    ------    ------    -------
   Comprehensive income                   $ 60.4    $ 69.1    $ 94.3    $ 109.5
                                          ======    ======    ======    =======


7.       New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivatives be measured at fair value and recognized in the balance sheet as either assets or liabilities. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. The adoption of SFAS No. 133 is not expected to have a material impact on our consolidated financial statements.

8.       Redemption of Preferred Stock

On October 1, 1998, we redeemed all outstanding shares of the company's preferred stock at a total redemption cost of approximately $12.1 million. The $0.3 million excess of the redemption cost over the $11.8 million carrying amount of the preferred shares was deducted from net income to determine net income applicable to common stock for the three and six month periods ended October 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis along with our 1998 Annual Report. Note that the results of operations for the six months ended October 31, 1998, do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, "we," "us," and "our" refer to Brown-Forman Corporation.

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

Results of Operations:
Second Quarter Fiscal 1999 Compared to Second Quarter Fiscal 1998

Here is a summary of our operating performance (expressed in millions, except percentage and per share amounts):

                                              Three Months Ended
                                                  October 31,
                                             1997            1998         Change
                                            ------          ------        ------
Net Sales:
   Wine & Spirits                           $391.7          $401.2           2 %
   Consumer Durables                         162.5           176.6           9 %
                                            ------          ------
      Total                                 $554.2          $577.8           4 %

Gross Profit:
   Wine & Spirits                           $197.5          $207.2           5 %
   Consumer Durables                          80.6            89.4          11 %
                                            ------          ------
      Total                                 $278.1          $296.6           7 %

Operating Income (Expense):
   Wine & Spirits                           $ 83.5          $ 87.4           5 %
   Consumer Durables                          22.0            24.7          13 %
   Corporate                                  (3.8)           (4.5)         19 %
                                            ------          ------
      Total                                 $101.7          $107.6           6 %


Net Income                                  $ 60.9          $ 67.3          10 %

Earnings per Share - Basic and Diluted      $ 0.88          $ 0.97          10 %

Effective Tax Rate                            38.0%           36.5%

Sales for our wine and spirits segment increased 2%, largely due to growth by Jack Daniel's in the United States and key international markets as well as solid worldwide volume gains by Fetzer and Bolla wines, offset partially by volume declines in some other spirits brands. Gross profit and operating income from the wine and spirits segment both increased 5% for the quarter, reflecting increased revenues, an improved mix of higher-margin product sales, and favorable production costs.

Revenues from our consumer durables segment increased 9% for the quarter, reflecting a strong performance by the catalog and direct marketing operations of Lenox Collections and an increase in sales of fine china to department stores. Gross profit and operating income for the segment improved 11% and 13%, respectively, due principally to the increase in higher-margin Lenox Collections sales.

Net interest expense declined from last year's second quarter due to lower net debt balances. The reduction in the company's consolidated effective tax rate reflects lower effective state tax rates.

Results of Operations:
Six Months Fiscal 1999 Compared to Six Months Fiscal 1998

Here is a summary of our operating performance (expressed in millions, except percentage and per share amounts):
                                              Six Months Ended
                                                 October 31,
                                           1997             1998          Change
                                         -------          --------        ------
Net Sales:
   Wine & Spirits                        $ 709.1          $  736.3           4 %
   Consumer Durables                       273.2             287.3           5 %
                                         -------          --------
      Total                              $ 982.3          $1,023.6           4 %

Gross Profit:
   Wine & Spirits                        $ 362.3          $  385.1           6 %
   Consumer Durables                       133.3             144.7           9 %
                                         -------          --------
      Total                              $ 495.6          $  529.8           7 %

Operating Income (Expense):
   Wine & Spirits                        $ 148.6          $  156.0           5 %
   Consumer Durables                        20.5              21.6           5 %
   Corporate                                (8.7)             (9.9)         14 %
                                         -------          --------
      Total                              $ 160.4          $  167.7           5 %


Net Income                               $  95.3          $  104.5          10 %

Earnings per Share - Basic and Diluted   $  1.38          $   1.51          10 %

Effective Tax Rate                          38.0%             36.5%

Sales of our wine and spirits increased 4% for the six months ended October 31, driven by strong worldwide growth by Jack Daniel's and by volume gains for Fetzer in international markets. Gross profit and operating income from the wine and spirits segment improved 6% and 5%, respectively, reflecting increased sales as well as favorable production costs. A portion of the gain in gross profit was reinvested in advertising and marketing programs designed to strengthen our brands.

Revenues from our consumer durables segment increased 5% for the period, largely due to volume gains for Lenox Collections. Gross profit for the segment improved 9%, driven by higher revenues and an increased mix of high-margin collectible products. The 5% growth in operating income for the segment reflects the gross profit gains, partially offset by higher advertising as well as costs incurred to introduce new Hartmann product lines.

Net interest expense decreased from last year due to lower net debt balances. The decline in the company's consolidated effective tax rate reflects lower effective state tax rates.

As discussed in Note 7 to the accompanying condensed consolidated financial statements, we are required to adopt SFAS No. 133 by May 1, 2000. The adoption of SFAS No. 133 is not expected to have a material impact on our consolidated financial statements.

Liquidity and Financial Condition

Cash and cash equivalents increased by $44.4 million during the six months ended October 31, 1998, as cash provided by operating and financing activities exceeded cash used for investing activities. Cash provided by operations totaled $39.0 million, primarily reflecting net income for the period and an increase in accounts payable and accrued expenses related largely to grape purchases. Those amounts were partially offset by an increase in accounts receivable due to the normal seasonality of revenues, an increase in inventories in anticipation of future sales growth, and a partial liquidation of deferred income taxes in compliance with new U.S. tax regulations. Cash of $29.4 million was used for investing activities, consisting mostly of expenditures to expand and modernize our production facilities and enhance our information systems. Cash provided by financing activities was $34.8 million, primarily reflecting short-term borrowings offset partially by dividend payments. Cash provided by financing activities was also reduced by $12.1 million used to redeem our preferred stock on October 1, 1998.

Dividends

The Board of Directors increased the quarterly cash dividend 5.4% from $0.28 to $0.295 per share on both Class A and Class B common stock, payable January 1, 1999. As a result, the indicated annual cash dividend per share rose from $1.12 to $1.18.

Year 2000 Issue

Until recently, computer programs generally were written using two digits rather than four to define the applicable year. Accordingly, programs may recognize a date using "00" as the year 1900 instead of as the year 2000. This problem may affect the company's information technology systems (IT systems), such as financial, order entry, inventory control and forecasting systems, and non-IT systems that contain computer chips, such as production equipment and security systems. It may also affect the technology systems of third party vendors and customers, and of governmental entities upon which the company's business ordinarily relies.

The Company is addressing the Year 2000 issues in three phases: assessment, design of appropriate remediation, and implementation. For our IT systems, we have substantially completed the assessment and remediation design phases and are in the implementation phase, which consists of replacing or repairing non-compliant systems, testing the new systems and training employees to use them. We expect to complete the implementation phase by the summer of 1999. Also, we have begun assessing the Year 2000 compliance of our non-IT systems and we expect to complete this assessment by the end of this fiscal year. We plan to complete the design and implementation of any remediation necessary with respect to these non-IT systems by the summer of 1999. In addition, we are assessing the Year 2000 preparedness of important customers and suppliers and are monitoring their remediation efforts.

The total cost of Year 2000 issues is currently estimated at approximately $20 million. Of the total estimated cost, we expect that approximately one-half will be attributable to new systems and thus capitalized. The other one-half will be expensed as incurred. All costs are expected to be funded through operating cash flows. Through October 31, 1998, we have incurred approximately $11 million, of which $7 million has been capitalized and $4 million has been expensed.

We expect to manage the Year 2000 issues in a timely manner and, based on our efforts to date, we believe that substantial disruptions in our business operations due to Year 2000 non-compliance of our systems are unlikely.
However, it is not possible to anticipate all possible future outcomes, especially since third parties are involved. Thus, there could be circumstances in which the company would be unable to process customer orders, produce or ship products, invoice customers, collect payments, receive customary governmental approvals or authorizations as they relate to our business, or perform other normal business activities. To address these risks, we have begun and intend to continue developing contingency plans designed to mitigate potential disruptions in operations, including stockpiling raw materials and finished goods, identifying alternative sources of supplies, creating back-up order processing and invoicing procedures, and other appropriate measures. We expect to complete development and testing of these contingency plans by October 1999.

The costs, expected completion dates and risks described above represent management's best estimates. However, there can be no guarantee that these estimates will prove to be accurate. Actual results could differ significantly. If we do not successfully complete anticipated replacements and other remediation to our IT systems, if unanticipated disruptions in our non-IT systems occur, or if any of our significant vendors or customers do not successfully achieve Year 2000 compliance on a timely basis, our operations or financial results could be adversely affected in the future.

Euro Conversion

On January 1, 1999, the euro will be adopted as the national currency of certain member countries of the European Union. The euro will be used as a non-cash transaction currency during a transition period ending January 1, 2002, after which euro-denominated bills and coins will be issued and the countries' former currencies will be withdrawn from circulation. Because Europe is one of our markets, the euro conversion raises issues such as the modification of information systems to accommodate euro-denominated transactions, the recalculation of currency risk, and the competitive impact of cross-border price transparency. However, we do not expect the euro conversion to have a material impact on the company's financial condition or results of operations.

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

                           PART II - OTHER INFORMATION


Item 2.  Changes in Securities

On October 1, 1998, the Corporation redeemed all issued and outstanding shares of its preferred stock, par value $10.00 per share (the "Preferred Stock"), for a redemption price of $10.25 per share. This redemption was carried out pursuant to resolutions approved by the Board of Directors on July 23, 1998 and a notice of redemption dated August 1, 1998 mailed to all holders of Preferred Stock. The Corporation's Restated Certificate of Incorporation, as amended (the "Certificate") provided that, once redeemed, the Preferred Stock could not be re-issued and shall be retired. Coincident with the redemption, the Corporation filed a Certificate of Cancelation with the Delaware Secretary of State, thereby effectively deleting all references to the Preferred Stock from the Corporation's Certificate. The Certificate of Cancelation is filed as an exhibit to this report.

On December 3, 1998, pursuant to resolutions adopted by the Board of Directors on November 19, 1998, the Corporation filed a Restated Certificate of Incorporation with the Delaware Secretary of State, which Restated Certificate of Incorporation is filed as an exhibit to this report. The Restated Certificate eliminates all references to the Preferred Stock as well as incorporates all other amendments made to the Certificate since last restated.

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits:

         Exhibit
         Number                 Exhibit
         -------                -------

         3(i)(a)                Certificate of Cancelation

         3(i)(b)                Restated Certificate of Incorporation

         27                     Financial Data Schedule

(b)    Reports on Form 8-K:  None

                                   SIGNATURES

As required by the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned authorized officer.

                                               BROWN-FORMAN CORPORATION
                                                    (Registrant)


Date:   December 10, 1998                      By:  /s/ Steven B. Ratoff
                                               Steven B. Ratoff
                                               Executive Vice President and
                                                Chief Financial Officer
                                               (On behalf of the Registrant and
                                                as Principal Financial Officer)