Form 10-Q
period 1999-01-31
BROWN FORMAN CORP
filed 1999-03-05
CIK 14693

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

  |X|      QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended JANUARY 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: March 1, 1999

      Class A Common Stock ($.15 par value, voting)             28,988,091
      Class B Common Stock ($.15 par value, nonvoting)          39,518,147

                            BROWN-FORMAN CORPORATION
                       Index to Quarterly Report Form 10-Q


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                Page

          Condensed Consolidated Statement of Income
             Three months ended January 31, 1998 and 1999                3
             Nine months ended January 31, 1998 and 1999                 3

          Condensed Consolidated Balance Sheet
             April 30, 1998 and January 31, 1999                         4

          Condensed Consolidated Statement of Cash Flows
             Nine months ended January 31, 1998 and 1999                 5

          Notes to the Condensed Consolidated Financial Statements       6 -  7


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  8 - 13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk     13


                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                               14

Signatures                                                              15

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                            BROWN-FORMAN CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

                                     Three Months Ended     Nine Months Ended
                                         January 31,           January 31,
                                       1998       1999        1998       1999
                                     -------    -------     -------    -------

Net sales                            $ 480.8    $ 520.0    $1,463.1   $1,543.6
Excise taxes                            62.6       60.7       190.0      189.1
Cost of sales                          166.9      194.3       526.2      559.7
                                     -------    -------     -------    -------
      Gross profit                     251.3      265.0       746.9      794.8

Selling, general, and
 administrative expenses               104.3      110.3       306.1      326.4
Advertising expenses                    71.2       76.2       204.6      222.2
                                     -------    -------     -------    -------
   Operating income                     75.8       78.5       236.2      246.2

Interest income                          1.0        1.7         2.3        4.2
Interest expense                         3.3        2.5        11.2        8.2
                                     -------    -------     -------   --------
   Income before income taxes           73.5       77.7       227.3      242.2

Taxes on income                         27.9       28.4        86.4       88.4
                                     -------    -------     -------    -------
   Net income                           45.6       49.3       140.9      153.8

Less:  Preferred stock
        dividend requirements            0.1        --          0.4        0.2
       Preferred stock
        redemption premium               --         --          --         0.3
                                     -------    -------     -------    -------
Net income applicable
 to common stock                     $  45.5    $  49.3     $ 140.5    $ 153.3
                                     =======    =======     =======    =======

Earnings per share
 - Basic and Diluted                 $  0.66    $  0.72     $  2.04    $  2.23
                                     =======    =======     =======    =======

Shares (in thousands) used in the
calculation of earnings per share
 - Basic                              68,969     68,560      68,985     68,632
 - Diluted                            69,022     68,677      69,029     68,716

Cash dividends declared
 per common share                    $  0.28    $ 0.295     $  0.82    $ 0.855
                                     =======    =======     =======    =======


See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                                      April 30,      January 31,
                                                        1998            1999
                                                                     (Unaudited)
                                                      --------         --------
Assets
------
Cash and cash equivalents                             $   78.3         $  124.4
Accounts receivable, net                                 264.5            231.2
Inventories:
   Barreled whiskey                                      187.0            185.6
   Finished goods                                        178.6            181.4
   Work in process                                        88.4             97.4
   Raw materials and supplies                             48.1             59.8
                                                      --------         --------
      Total inventories                                  502.1            524.2

Other current assets                                      23.9             23.0
                                                      --------         --------
      Total current assets                               868.8            902.8

Property, plant and equipment, net                       281.1            280.0
Intangible assets, net                                   249.8            244.3
Other assets                                              94.2            107.6
                                                      --------         --------
      Total assets                                    $1,493.9         $1,534.7
                                                      ========         ========
Liabilities
-----------
Commercial paper                                      $  107.1         $  119.6
Accounts payable and accrued expenses                    233.3            218.7
Current portion of long-term debt                          7.5              8.3
Accrued taxes on income                                    7.6              6.5
Dividends payable                                          --              20.2
Deferred income taxes                                     27.4             27.4
                                                      --------         --------
      Total current liabilities                          382.9            400.7

Long-term debt                                            49.8             41.6
Deferred income taxes                                    149.7            123.7
Accrued postretirement benefits                           55.4             56.4
Other liabilities and deferred income                     38.8             39.1
                                                      --------         --------
      Total liabilities                                  676.6            661.5

Stockholders' Equity
--------------------
Preferred stock                                           11.8              --
Common stockholders' equity:
   Common stock                                           10.3             10.3
   Retained earnings                                     821.2            897.2
   Cumulative translation adjustment                      (8.8)            (4.5)
   Treasury stock (310,000 and 490,000 Class B
    common shares at April 30 and January 31,
    respectively)                                        (17.2)           (29.8)
                                                      --------         --------
      Common stockholders' equity                        805.5            873.2
                                                      --------         --------
      Total stockholders' equity                         817.3            873.2
                                                      --------         --------
      Total liabilities and stockholders' equity      $1,493.9         $1,534.7
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

                            BROWN-FORMAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
          (In millions; amounts in parentheses are reductions of cash)

                                                         Nine Months Ended
                                                            January 31,
                                                     1998                 1999
                                                   -------              -------
Cash flows from operating activities:
   Net income                                      $ 140.9              $ 153.8
   Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Depreciation                                    31.3                 34.0
      Amortization                                     7.0                  7.0
      Deferred income taxes                           10.6                (26.0)
      Other                                           (8.5)                 1.8
   Changes in assets and liabilities:
      Accounts receivable                             40.2                 33.3
      Inventories                                    (50.7)               (22.1)
      Other current assets                             3.7                  0.9
      Accounts payable and accrued expenses           (6.8)               (14.9)
      Accrued taxes on income                          2.4                 (1.1)
                                                   -------              -------
         Cash provided by operating activities       170.1                166.7

Cash flows from investing activities:
   Additions to property, plant, and equipment       (31.9)               (30.8)
   Disposals of property, plant, and equipment        10.9                  1.1
   Other                                              (7.3)               (12.7)
                                                   -------              -------
         Cash used for investing activities          (28.3)               (42.4)

Cash flows from financing activities:
   Net change in commercial paper                    (58.1)                12.5
   Reduction of long-term debt                       (12.8)                (7.4)
   Acquisition of treasury stock                      (6.0)               (12.3)
   Redemption of preferred stock                       --                 (12.1)
   Dividends paid                                    (57.0)               (58.9)
                                                   -------              -------
         Cash used for financing activities         (133.9)               (78.2)
                                                   -------              -------
Net increase in cash and cash equivalents              7.9                 46.1

Cash and cash equivalents, beginning of period        58.2                 78.3
                                                   -------              -------
Cash and cash equivalents, end of period           $  66.1              $ 124.4
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

2.   Inventories

We use the last-in, first-out method to determine the cost of almost all of our inventories. If the last-in, first-out method had not been used, inventories would have $104.4 million higher than reported as of April 30, 1998, and $110.1 million higher than reported as of January 31, 1999.

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

Comprehensive income, which is defined as the change in equity from transactions and other events from nonowner sources, was as follows (in millions):

                                         Three Months Ended   Nine Months Ended
                                            January 31,           January 31,
                                           1998      1999       1998       1999
                                          ------    ------    -------    -------
Net income                               $ 45.6     $ 49.3    $ 140.9    $ 153.8
Foreign currency translation adjustment    (0.6)      (0.7)      (1.6)       4.3
                                          ------    ------    -------    -------
   Comprehensive income                  $ 45.0     $ 48.6    $ 139.3    $ 158.1
                                          ======    ======    =======    =======


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

8.   Redemption of Preferred Stock

On October 1, 1998, we redeemed all outstanding shares of the company's preferred stock at a total redemption cost of approximately $12.1 million. The $0.3 million excess of the redemption cost over the $11.8 million carrying amount of the preferred shares was deducted from net income to determine net income applicable to common stock for the nine months ended January 31, 1999.


9.   Subsequent Event

On February 11, 1999, we agreed to acquire a majority of the outstanding stock of Sonoma-Cutrer Vineyards, Inc. The acquisition is subject to approval by the shareholders of Sonoma-Cutrer and regulatory review.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis along with our 1998 Annual Report. Note that the results of operations for the nine months ended January 31, 1999, do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, "we," "us," and "our" refer to Brown-Forman Corporation.

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

Consumer Durables Risk Factors: Earnings projections for our consumer durables segment anticipate a continued strengthening of our Lenox and Hartmann businesses. These projections could be offset by factors such as poor consumer response to direct mail, a soft retail environment at outlet malls, further department store consolidation, or weakened demand for tableware, giftware and/or leather goods.

Results of Operations:
Third Quarter Fiscal 1999 Compared to Third Quarter Fiscal 1998

Here is a summary of our operating performance (expressed in millions, except percentage and per share amounts):

                                             Three Months Ended
                                                 January 31,
                                            1998             1999         Change
                                           ------           ------        ------
Net Sales
   Wine & Spirits                          $339.7           $368.5           9 %
   Consumer Durables                        141.1            151.5           7 %
                                           ------           ------
      Total                                $480.8           $520.0           8 %

Gross Profit
   Wine & Spirits                          $179.2           $190.1           6 %
   Consumer Durables                         72.1             74.9           4 %
                                           ------           ------
      Total                                $251.3           $265.0           5 %

Operating Income (Expense)
   Wine & Spirits                          $ 67.5           $ 68.9           2 %
   Consumer Durables                         12.1             14.3          18 %
   Corporate                                 (3.8)            (4.7)         24 %
                                           ------           ------
      Total                                $ 75.8           $ 78.5           4 %

Net Income                                 $ 45.6           $ 49.3           8 %

Earnings per Share - Basic and Diluted     $ 0.66           $ 0.72           9 %

Effective Tax Rate                           38.0%            36.5%

Sales for our wine and spirits segment increased 9%, largely due to continued strong consumer demand around the world for Jack Daniel's and volume gains by Korbel Champagne, offset partially by volume softness for Southern Comfort and some other brands in certain markets. Gross profit grew 6% for the quarter as the increase in sales was tempered by higher grape costs. The segment's operating income improved 2%, as gross profit gains were partially reinvested in brand-building activities and technology initiatives.

Revenues from our consumer durables segment increased 7% for the quarter, primarily reflecting strong tableware product sales during the holiday season. Gross profit grew at a slower rate than revenues due to a lower mix of higher-margin direct marketing sales. Operating income improved 18%, reflecting effective cost containment throughout the segment.

Net interest expense declined from last year's third quarter due to lower average interest rates on the company's debt as well as an increase in invested cash balances. The reduction in the company's consolidated effective tax rate reflects lower effective state tax rates.

Results of Operations:
Nine Months Fiscal 1999 Compared to Nine Months Fiscal 1998

Here is a summary of our operating performance (expressed in millions, except percentage and per share amounts):

                                             Nine Months Ended
                                                January 31,
                                           1998             1999          Change
                                         --------         --------        ------
Net Sales
   Wine & Spirits                        $1,048.8         $1,104.8           5 %
   Consumer Durables                        414.3            438.8           6 %
                                         --------         --------
      Total                              $1,463.1         $1,543.6           6 %

Gross Profit
   Wine & Spirits                        $  541.5         $  575.3           6 %
   Consumer Durables                        205.4            219.5           7 %
                                         --------         --------
      Total                              $  746.9         $  794.8           6 %

Operating Income (Expense)
   Wine & Spirits                        $  216.1         $  224.9           4 %
   Consumer Durables                         32.6             35.9          10 %
   Corporate                                (12.5)           (14.6)         17 %
                                         --------         --------
      Total                              $  236.2         $  246.2           4 %

Net Income                               $  140.9         $  153.8           9 %

Earnings per Share - Basic and Diluted   $   2.04         $   2.23          10 %

Effective Tax Rate                           38.0%            36.5%

Sales of our wine and spirits increased 5% for the nine months ended January 31, driven by strong worldwide growth by Jack Daniel's and by volume gains for Korbel Champagne in the U.S. and for Fetzer in international markets. The segment's gross profit and operating income improved 6% and 4%, respectively, reflecting higher sales as well as favorable production costs. A portion of the gain in gross profit was reinvested in advertising and marketing programs and in information systems.

Revenues from our consumer durables segment increased 6% for the period, driven by an increase in direct marketing volumes and sales of dinnerware products. Gross profit for the segment improved 7%, driven by higher revenues and an increased mix of higher-margin direct marketing revenues. The 10% growth in operating income for the segment reflects the gross profit gains and effective management of costs.

Net interest expense decreased from last year due to lower net debt balances and lower average interest rates as well as an increase in invested cash balances. The decline in the company's consolidated effective tax rate reflects lower effective state tax rates.

As discussed in Note 7 to the accompanying condensed consolidated financial statements, we are required to adopt SFAS No. 133 by May 1, 2000. The adoption of SFAS No. 133 is not expected to have a material impact on our consolidated financial statements.

Liquidity and Financial Condition

Cash and cash equivalents increased by $46.1 million during the nine months ended January 31, 1999, as cash provided by operating activities exceeded cash used for financing and investing activities. Cash provided by operations totaled $166.7 million, primarily reflecting net income before depreciation and amortization and a decrease in accounts receivable due to the normal seasonality of revenues. Those amounts were partially offset by an increase in inventories in anticipation of future sales growth and a partial liquidation of deferred income taxes in compliance with new U.S. tax regulations. Cash of $42.4 million was used for investing activities, consisting mostly of expenditures to expand and modernize our production facilities and enhance our information systems. Cash of $78.2 million was used for financing activities, primarily reflecting dividend payments made during the period.

Dividends

On January 28, 1999, the Board of Directors declared a regular quarterly cash dividend of $0.295 per share on both Class A and Class B common stock, payable April 1, 1999.

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

The total cost of Year 2000 issues is currently estimated at $20-25 million. Of the total estimated cost, we expect that approximately 60% will be attributable to new systems and thus capitalized. The other 40% will be expensed as incurred. All costs are expected to be funded through operating cash flows. Through January 31, 1999, we have incurred approximately $16 million, of which $10 million has been capitalized and $6 million has been expensed.

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

Euro Conversion

On January 1, 1999, the euro was adopted as the national currency of certain member countries of the European Union. The euro will be used as a non-cash transaction currency during a transition period ending January 1, 2002, after which euro-denominated bills and coins will be issued and the countries' former currencies will be withdrawn from circulation. Because Europe is one of our markets, the euro conversion raises issues such as the modification of information systems to accommodate euro-denominated transactions, the recalculation of currency risk, and the competitive impact of cross-border price transparency. However, we do not expect the euro conversion to have a material impact on the company's financial condition or results of operations.


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

                                                BROWN-FORMAN CORPORATION
                                                     (Registrant)


Date:   March 5, 1999                           By:  /s/ Steven B. Ratoff
                                                Steven B. Ratoff
                                                Executive Vice President and
                                                 Chief Financial Officer
                                                (On behalf of the Registrant and
                                                 as Principal Financial Officer)