Form 10-K
period 1999-04-30
BROWN FORMAN CORP
filed 1999-07-21
CIK 14693

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended April 30, 1999
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

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
              Title of Each Class                         on Which Registered
              -------------------                        ----------------------
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

The aggregate market value, at April 30, 1999, of the voting and nonvoting equity held by nonaffiliates of the registrant was approximately $2,500,000,000.

The number of shares outstanding for each of the registrant's classes of Common Stock on May 28, 1999 was:
     Class A Common Stock (voting)            28,988,091
     Class B Common Stock (nonvoting)         39,518,147

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's 1999 Annual Report to Stockholders are incorporated by reference into Parts I, II, and IV of this report. Portions of the Proxy Statement of Registrant for use in connection with the Annual Meeting of Stockholders to be held July 22, 1999 are incorporated by reference into Part III of this report.

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

(b)  Financial information about industry segments:

Information regarding net sales, operating income, and total assets of each of our business segments is in Note 11 of Notes to Consolidated Financial Statements on page 35 of our 1999 Annual Report to Stockholders, which information is incorporated into this report by reference in response to Item 8.

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

The Segment's brands consist of the following:

     Jack Daniel's Tennessee Whiskey
     Southern Comfort
     Canadian Mist Canadian Whisky
     Early Times Kentucky Whisky
     Finlandia Vodkas**
     Old Forester Kentucky Straight Bourbon Whisky
     Bushmills Irish Whiskeys**
     Glenmorangie Single Highland Malt Scotch Whiskies**
     Jack Daniel's Country Cocktails
     Gentleman Jack Rare Tennessee Whiskey
     Jack Daniel's Single Barrel Tennessee Whiskey
     Woodford Reserve Kentucky Straight Bourbon Whiskey
     Forester 1870 Kentucky Straight Bourbon Whisky
     Black Bush Special Irish Whiskey**
     Bushmills Malt Single Malt Irish Whiskey**
     Ardberg Single Islay Malt Scotch Whisky**
     Glen Moray Single Speyside Malt Scotch Whisky**
     Tropical Freezes
     Pepe Lopez Tequilas
     Korbel California Brandy*
     Usher's Scotch Whisky**
     Oblio Sambucas**
     Jack Daniel's & Cola

     Southern Comfort & Cola
     Don Eduardo Tequilas***
     Tuaca Liqueur****
     Fetzer Vineyards California Wines
     Korbel California Champagnes and Wines*
     Bolla Italian Wines
     Sonoma-Cutrer Chardonnay Wines
     Jekel Vineyards California Wines
     Bonterra Vineyards California Wines
     Carmen Vineyards Chilean Wines**
     Michel Picard French Wines**
     Brolio Italian Wines**
     Bel Arbor California Wines
     Fontana Candida Italian Wines**
     McPherson Australian Wines**
     Armstrong Ridge California Champagne*
     Noilly Prat Vermouths**


   * Brands marketed by Brown-Forman worldwide by agency agreement.
  ** Brands marketed by Brown-Forman in the U.S. and selected markets by agency agreements.
 *** Part of a joint venture agreement between Brown-Forman and
     Tequila Orendain.
**** Part of a joint venture agreement between Brown-Forman and Tuoni & Canepa.

Statistics based on case sales, published annually by a leading trade publication, rank Jack Daniel's as the largest selling Tennessee whiskey in the United States, Canadian Mist as the largest selling Canadian whiskey in the United States, and Southern Comfort as the largest selling domestic proprietary liqueur in the United States.

A leading industry trade publication reported Korbel California Champagnes as the largest selling premium champagne in the United States. This trade publication also reported that, among numerous imported wines, Bolla Italian Wine is the leading premium Italian table wine in the United States. Fetzer was ranked ninth among California varietal wines and eighteenth among all domestic table wines.

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

Consumer Durables Segment
-------------------------
The Consumer Durables Segment includes the manufacturing and/or marketing of the following:

     Fine China Dinnerware
     Casual Dinnerware and Glassware
     Crystal Stemware
     Crystal Barware
     China and Crystal Giftware
     Collectibles and Jewelry
     Sterling Silver, Pewter and Silver-Plated Giftware
     Sterling Silver and Stainless Steel Flatware
     Contemporary Tabletop, Houseware and Giftware
     Luggage
     Business Cases and Folios
     Personal Leather Accessories

All of the products of the Segment are sold by segment-employed sales representatives under various compensation arrangements, and where appropriate to the class of trade, by specialized independent commissioned sales representatives and independent distributors.

The Segment's products are marketed domestically through authorized retail stores consisting of department stores and specialty and jewelry shops and through retail stores operated by the Segment. Products are also distributed domestically through the institutional, incentive, premium, business gift and military exchange classes of trade, and internationally through authorized retailers, duty free stores and/or distributors in selected foreign markets. Specially created collectible products are distributed both domestically and in selected foreign markets through the direct response/mail-order channel and the internet, as well as through authorized collectible retailers.

Fine china and casual dinnerware, as well as fine china giftware, are marketed under the Lenox trademark. Crystal stemware, barware and giftware are marketed under both the Lenox and Gorham trademarks. Contemporary tabletop, houseware and giftware products are marketed under the Dansk trademark. Sterling silver and stainless flatware and sterling giftware are marketed under the Gorham and "Lenox. Kirk Stieff" trademarks. Pewter and silver-plated giftware products are also marketed under the "Lenox. Kirk Stieff" trademark. Luggage, business cases, and personal leather accessories are marketed under the Hartmann, Wings, and Crouch & Fitzgerald trademarks. The direct response/mail-order sales in the United States of specially designed collectibles are marketed under the Lenox and Gorham trademarks, while such sales abroad are marketed primarily under the Brooks & Bentley trademark.

The Lenox, Gorham, and Hartmann brand names hold significant positions in their industries. The Segment has granted licenses for the use of the Lenox trademark on selected fine table linens, wall coverings and candles, subject to the terms of licensing agreements.

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

Other Information
-----------------
As of April 30, 1999, we employ approximately 7,600 persons, including 1,155 employed on a part-time or temporary basis.

We are an equal opportunity employer and we recruit and place employees without regard to race, color, religion, national or ethnic origin, veteran status, age, gender, sexual preference, or physical or mental disability.

We believe our employee relations are good.

For information on the effects of compliance with federal, state, and local environmental regulations, refer to Note 13, "Environmental," on page 35 of our 1999 Annual Report to Stockholders, which information is incorporated into this report by reference in response to Item 8.

Item 2.  Properties

The corporate offices consist of office buildings, including renovated historic structures, all located in Louisville, Kentucky.

Significant properties by business segments are as follows:

Wine and Spirits Segment
------------------------
The facilities of the Wine and Spirits Segment are shown below. The owned facilities are held in fee simple.

Owned facilities:
-  Production facilities:
              -   Distilled Spirits and Wines:
                           -   Lynchburg, Tennessee
                           -   Louisville, Kentucky
                           -   Collingwood, Ontario
                           -   Shively, Kentucky
                           -   Woodford County, Kentucky
                           -   Frederiksted, St. Croix, U.S. Virgin Islands
                           -   Mendocino County, California
                           -   Monterey County, California
                           -   Sonoma County, California
                           -   Pedemonte, Italy
                           -   Soave, Italy

-  Warehousing facilities:
              -   Lynchburg, Tennessee
              -   Louisville, Kentucky
              -   Collingwood, Ontario
              -   Shively, Kentucky
              -   Woodford County, Kentucky
              -   Mendocino County, California
              -   Monterey County, California
              -   Sonoma County, California
              -   Pedemonte, Italy
              -   Soave, Italy

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

-   Production and office facilities:
             -    Lenox - Pomona, New Jersey (includes retail store); Oxford,
                          North Carolina;  Kinston, North Carolina; and
                          Mt. Pleasant, Pennsylvania (includes retail store)
             -    Lenox/Gorham - Smithfield, Rhode Island
                                 (includes retail store)
             -    Hartmann - Lebanon, Tennessee (includes retail store)

-   Warehousing facilities:
             -    Lenox/Dansk/Gorham  -  Williamsport, Maryland

Leased facilities:
-   Office facilities:
             -    Dansk headquarters - White Plains, New York
             -    Norfolk headquarters - Wilmington, Delaware
             -    Brooks & Bentley headquarters - Kent, England

-   Warehousing facilities:
             -    Lenox - South Brunswick, New Jersey (includes retail store);
                          Oxford, North Carolina; Kinston, North Carolina; and Mt. Pleasant, Pennsylvania
             -    Hartmann - Lebanon, Tennessee

-   Retail stores:
             - The Segment operates 43 Lenox outlet stores in 27 states and a Lenox Gift Express store in Pennsylvania. The Segment also operates 52 Dansk stores in 29 states. In addition, the Segment operates 2 Crouch & Fitzgerald luggage stores in 2 states and 3 Hartmann luggage outlet stores in 3 states.

-   Showrooms:
             - Lenox/Dansk/Gorham - New York, New York; Dallas, Texas; Atlanta, Georgia; Ontario, Canada

The lease terms expire at various dates and are generally renewable, except for the Crouch & Fitzgerald store leases.

We believe that the Segment's facilities are in good condition and are adequate for the business.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.


Executive Officers of the Registrant


                                                Principal Occupation and
     Name                         Age             Business Experience                         Family Relationship
     ----                         ---       ---------------------------------                 -------------------
Owsley Brown II                    56       Chairman of the company since               Cousin to Owsley Brown Frazier
                                            July 1995. Chief Executive Officer
                                            of the company since July 1993.
                                            President of the company
                                            from July 1987 to July 1995.

Owsley Brown Frazier               63       Vice Chairman of the company                Cousin to Owsley Brown II
                                            since August 1983.

William M. Street                  60       Vice Chairman of the company                None
                                            since July 1987.

Steven B. Ratoff                   56       Executive Vice President and Chief          None
                                            Financial Officer of the company
                                            since December 1994.  Private
                                            investor in a number of small
                                            privately-held companies from
                                            February 1992 to November 1994.
                                            Senior Vice President and Chief
                                            Financial Officer for Pharmaceutical
                                            Group of Bristol-Myers Squibb
                                            from January 1990 to January 1992.

John P. Bridendall                 49       Senior Vice President and                   None
                                            Director of Corporate
                                            Development since July 1987.


Michael B. Crutcher                55       Senior Vice President, General              None
                                            Counsel, and Secretary since
                                            May 1989.

Lois A. Mateus                     52       Senior Vice President of Corporate          None
                                            Communications and Corporate
                                            Services since January 1988.

Stanley E. Krangel                 48       President of Lenox, Incorporated            None
                                            (a subsidiary of Brown-Forman) since
                                            June 1998.  President of Lenox
                                            Collections from November 1995 to
                                            June 1998.


                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

Except as presented below, for the information required by this item refer to the section entitled "Quarterly Financial Information" appearing on the "Highlights" page of the 1999 Annual Report to Stockholders, which information is incorporated into this report by reference.

Holders of record of Common Stock at April 30, 1999:
         Class A Common Stock (Voting)               3,150
         Class B Common Stock (Nonvoting)            4,936

The principal market for Brown-Forman common shares is the New York Stock Exchange.

Item 6.  Selected Financial Data

For the information required by this item, refer to the section entitled "Selected Financial Data" appearing on page 17 of the 1999 Annual Report to Stockholders, which information is incorporated into this report by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

For the information required by this item, refer to the section entitled "Management's Discussion and Analysis" appearing on pages 18 through 24 of the 1999 Annual Report to Stockholders, which information is incorporated into this report by reference.

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

         Generally: We operate in highly competitive markets. Our business is subject to changes in general economic conditions, changes in consumer preferences, the degree of acceptance of new products, and the uncertainties of litigation. As our business continues to expand outside the U.S., our financial results are more exposed to foreign exchange rate fluctuations and the health of foreign economies. Our operations could also be adversely impacted by incomplete or untimely resolution of the "Year 2000" issue, as discussed more fully on pages 23 and 24 of the 1999 Annual Report to Stockholders.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

For the information required by this item, refer to the section entitled "Market Risks" appearing on page 24 of the 1999 Annual Report to Stockholders, which information is incorporated into this report by reference.

Item 8.  Financial Statements and Supplementary Data

For the information required by this item, refer to the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Report of Management appearing on pages 25 through 37 of the 1999 Annual Report to Stockholders, which information is incorporated into this report by reference, and the Report of Independent Accountants included on page S-1 of this report. For selected quarterly financial information, refer to the section entitled "Quarterly Financial Information" appearing on the "Highlights" page of the 1999 Annual Report to Stockholders, which information is incorporated into this report by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 22, 1999, which information is incorporated into this report by reference:
(a) "Election of Directors" on page 4 through the fifth paragraph on page 5
(for information on directors); and (b) the last paragraph on page 7 (for information on delinquent Section 16 filings). Also, see the information with respect to "Executive Officers of the Registrant" under Part I of this report, which information is incorporated herein by reference.

Item 11.  Executive Compensation

For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 22, 1999, which information is incorporated into this report by reference:
(a) "Executive Compensation" on pages 8 through 12; (b) "Retirement Plan Descriptions" on page 13; and (c) "Director Compensation" on page 14.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

For the information required by this item, refer to the section entitled "Stock Ownership" appearing on pages 6 through 7 of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 22, 1999, which information is incorporated into this report by reference.

Item 13.  Certain Relationships and Related Transactions

For the information required by this item, refer to the section entitled "Transactions with Management" appearing on page 18 of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 22, 1999, which information is incorporated into this report by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1 and 2 - Index to Consolidated Financial Statements and Schedules:

                                                                                                        Reference
                                                                                                                     Annual
                                                                                            Form 10-K               Report to
                                                                                          Annual Report            Stockholders
                                                                                              Page                   Page(s)
        Incorporated by reference to our Annual
             Report to Stockholders for the year
                 ended April 30, 1999:

             Consolidated Statement of Income for the
                 years ended April 30, 1997, 1998, and 1999*                                      --                   25
             Consolidated Balance Sheet at April 30, 1997, 1998, and 1999*                        --                 26 - 27
             Consolidated Statement of Cash Flows for the
                 years ended April 30, 1997, 1998, and 1999*                                      --                   28
             Consolidated Statement of Stockholders' Equity
                 for the years ended April 30, 1997, 1998, and 1999*                              --                   29
             Notes to Consolidated Financial Statements*                                          --                 30 - 36
             Report of Management*                                                                --                   37

        Report of Independent Accountants                                                         S-1                  --

        Consolidated Financial Statement Schedule:
             II - Valuation and Qualifying Accounts                                               S-2                  --


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

(a)    3 - Exhibits: Filed with this report:

Exhibit Index
-------------
     13 Brown-Forman Corporation's Annual Report to Stockholders for the year ended April 30, 1999, but only to the extent set forth in Items 1, 5, 6, 7, 7A and 8 of this Annual Report on Form 10-K for the year ended April 30, 1999.

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


                                            BROWN-FORMAN CORPORATION
                                                 (Registrant)



                                            /s/ OWSLEY BROWN II
                                            ------------------------------------
Date:  May 27, 1999                         By:  Owsley Brown II
                                                  Chairman of the Board and
                                                  Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on May 27, 1999 as indicated:


/s/ JERRY E. ABRAMSON                           /s/ RICHARD P. MAYER                      /s/ OWSLEY BROWN II
---------------------------------------         ---------------------------------         -----------------------------------------
By:    Jerry E. Abramson                        By:  Richard P. Mayer                     By:  Owsley Brown II
       Director                                      Director                                  Director, Chairman of the Board
                                                                                                and Chief Executive Officer


/s/ BARRY D. BRAMLEY                            /s/ STEPHEN E. O'NEIL
---------------------------------------         ---------------------------------
By:   Barry D. Bramley                          By:  Stephen E. O'Neil
      Director                                       Director


/s/ GEO. GARVIN BROWN III                       /s/ DACE BROWN STUBBS                     /s/ OWSLEY BROWN FRAZIER
---------------------------------------         ---------------------------------         -----------------------------------------
By:   Geo. Garvin Brown III                     By:  Dace Brown Stubbs                    By:  Owsley Brown Frazier
      Director                                       Director                                  Director, Vice Chairman of the Board


/s/ DONALD G. CALDER                            /s/ JAMES S. WELCH
---------------------------------------         ---------------------------------
By:   Donald G. Calder                          By:  James S. Welch
      Director                                       Director


/s/ LAWRENCE K. PROBUS                          /s/ STEVEN B. RATOFF                      /s/ WILLIAM M. STREET
---------------------------------------         ---------------------------------         -----------------------------------------
By:   Lawrence K. Probus                        By:  Steven B. Ratoff                     By:  William M. Street
      Vice President and Controller                  Executive Vice President and              Director, Vice Chairman of the Board
      (Principal Accounting Officer)                  Chief Financial Officer
                                                      (Principal Financial Officer)



REPORT OF INDEPENDENT ACCOUNTANTS


Brown-Forman Corporation
Louisville, Kentucky

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the consolidated financial position of Brown-Forman Corporation and its Subsidiaries at April 30, 1997, 1998, and 1999, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the consolidated financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky
May 26, 1999

                    BROWN-FORMAN CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               For the Years Ended April 30, 1997, 1998, and 1999
                            (Expressed in thousands)


                      Col. A                           Col. B                Col. C                Col. D           Col. E
                      ------                           ------                ------                ------           ------
                                                                           Additions
                                                     Balance at            Charged to                              Balance at
                                                     Beginning                Costs                                    End
                   Description                       of Period            and Expenses           Deductions         of Period
                   -----------                       ----------           ------------           ----------        ----------

1997
    Allowance for Doubtful Accounts                     $13,206              $  5,530             $ 8,516(1)           $10,220

1998
    Allowance for Doubtful Accounts                     $10,220              $  6,648             $ 5,906(1)           $10,962

1999
    Allowance for Doubtful Accounts                     $10,962              $  7,582             $ 7,385(1)           $11,159



 (1) Doubtful accounts written off, net of recoveries.