Form 10-Q
period 1999-07-31
BROWN FORMAN CORP
filed 1999-09-07
CIK 14693

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

  |X|      QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended JULY 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: September 1, 1999

      Class A Common Stock ($.15 par value, voting)             28,988,091
      Class B Common Stock ($.15 par value, nonvoting)          39,522,081

                            BROWN-FORMAN CORPORATION
                       Index to Quarterly Report Form 10-Q


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                Page

          Condensed Consolidated Statement of Income
             Three months ended July 31, 1998 and 1999                   3

          Condensed Consolidated Balance Sheet
             April 30, 1999 and July 31, 1999                            4

          Condensed Consolidated Statement of Cash Flows
             Three months ended July 31, 1998 and 1999                   5

          Notes to the Condensed Consolidated Financial Statements       6 -  7


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  8 - 11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk     11


                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders            12

Item 6.  Exhibits and Reports on Form 8-K                               12

Signatures                                                              13

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                            BROWN-FORMAN CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

                                                        Three Months Ended
                                                             July 31,
                                                     1998                 1999
                                                   -------              -------

Net sales                                          $ 441.6              $ 437.3
Excise taxes                                          55.7                 52.8
Cost of sales                                        157.9                152.5
                                                   -------              -------
      Gross profit                                   228.0                232.0

Selling, general, and administrative expenses        103.8                108.4
Advertising expenses                                  64.1                 61.4
                                                   -------              -------
   Operating income                                   60.1                 62.2

Interest income                                        1.0                  2.2
Interest expense                                       2.5                  3.9
                                                   -------              -------
   Income before income taxes                         58.6                 60.5

Taxes on income                                       21.4                 22.1
                                                   -------              -------
   Net income                                         37.2                 38.4

Less:  Preferred stock dividend requirements           0.1                  --
                                                   -------              -------
Net income applicable to common stock              $  37.1              $  38.4
                                                   =======              =======

Earnings per share
 - Basic and Diluted                               $  0.54              $  0.56
                                                   =======              =======

Shares (in thousands) used in the
calculation of earnings per share
 - Basic                                            68,686               68,508
 - Diluted                                          68,750               68,600

Cash dividends declared per common share           $  0.28              $ 0.295
                                                   =======              =======


See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                                  April 30,           July 31,
                                                    1999                1999
                                                                     (Unaudited)
                                                  --------             --------
Assets
------
Cash and cash equivalents                         $  171.2             $  180.8
Accounts receivable, net                             273.8                255.8
Inventories:
   Barreled whiskey                                  190.6                194.2
   Finished goods                                    189.1                212.1
   Work in process                                    89.3                 75.1
   Raw materials and supplies                         55.9                 56.6
                                                  --------             --------
      Total inventories                              524.9                538.0

Other current assets                                  29.4                 34.5
                                                  --------             --------
   Total current assets                              999.3              1,009.1

Property, plant and equipment, net                   348.0                350.2
Intangible assets, net                               264.2                264.5
Other assets                                         123.9                124.7
                                                  --------             --------
   Total assets                                   $1,735.4             $1,748.5
                                                  ========             ========
Liabilities
-----------
Commercial paper                                  $  226.6             $  211.6
Accounts payable and accrued expenses                242.3                254.9
Current portion of long-term debt                     17.8                  8.3
Accrued taxes on income                                --                  25.4
Dividends payable                                      --                  20.2
Deferred income taxes                                 30.4                 30.4
                                                  --------             --------
   Total current liabilities                         517.1                550.8

Long-term debt                                        52.9                 55.5
Deferred income taxes                                137.2                116.3
Accrued postretirement benefits                       56.7                 56.9
Other liabilities and deferred income                 54.0                 53.5
                                                  --------             --------
   Total liabilities                                 817.9                833.0

Stockholders' Equity
--------------------
Common stock                                          10.3                 10.3
Retained earnings                                    945.0                943.3
Cumulative translation adjustment                     (8.0)                (8.5)
Treasury stock (490,000 and 486,493 Class B
 common shares at April 30 and July 31,
 respectively)                                       (29.8)               (29.6)
                                                  --------             --------
   Total stockholders' equity                        917.5                915.5
                                                  --------             --------
   Total liabilities and stockholders' equity     $1,735.4             $1,748.5
                                                  ========             ========

Note: The balance sheet at April 30, 1999, has been taken from the audited financial statements at that date, and condensed.

See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
          (In millions; amounts in parentheses are reductions of cash)

                                                         Three Months Ended
                                                             July 31,
                                                     1998                 1999
                                                   -------              -------
Cash flows from operating activities:
   Net income                                      $  37.2              $  38.4
   Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Depreciation                                    11.5                 12.8
      Amortization                                     2.4                  2.6
      Deferred income taxes                           (5.0)               (14.2)
      Other                                           (6.3)                (1.7)
   Changes in assets and liabilities:
      Accounts receivable                             27.7                 18.0
      Inventories                                    (12.0)               (15.9)
      Other current assets                             1.9                 (5.1)
      Accounts payable and accrued expenses          (17.6)                 9.6
      Accrued taxes on income                         18.3                 25.4
                                                   -------              -------
         Cash provided by operating activities        58.1                 69.9

Cash flows from investing activities:
   Additions to property, plant, and equipment        (9.7)               (12.5)
   Disposals of property, plant, and equipment         0.1                  0.7
   Other                                              (4.2)                (6.4)
                                                   -------              -------
         Cash used for investing activities          (13.8)               (18.2)

Cash flows from financing activities:
   Net change in commercial paper                    (10.0)               (15.0)
   Reduction of long-term debt                         --                  (6.9)
   Dividends paid                                    (19.4)               (20.2)
                                                   -------              -------
         Cash used for financing activities          (29.4)               (42.1)
                                                   -------              -------
Net increase in cash and cash equivalents             14.9                  9.6

Cash and cash equivalents, beginning of period        78.3                171.2
                                                   -------              -------
Cash and cash equivalents, end of period           $  93.2              $ 180.8
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

                            BROWN-FORMAN CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

In these notes, "we," "us," and "our" refer to Brown-Forman Corporation.

1.   Condensed Consolidated Financial Statements

We prepared these unaudited condensed consolidated statements using our customary accounting practices as set out in our 1999 annual report on Form 10-K (the "1999 Annual Report"). We made all of the adjustments (which includes only normal, recurring adjustments) needed to present this data fairly.

We condensed or left out some of the information found in financial statements prepared according to generally accepted accounting principles ("GAAP"). You should read these financial statements together with the 1999 Annual Report, which does conform to GAAP.

2.   Inventories

We use the last-in, first-out method to determine the cost of almost all of our inventories. If the last-in, first-out method had not been used, inventories would have been $110.1 million higher than reported as of April 30, 1999, and $112.5 million higher than reported as of July 31, 1999.

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

6.   Business Segment Information

                                                  Three Months Ended
                                                        July 31,
                                                  1998            1999
                                                 ------          ------
Net sales:
   Wine and spirits                              $330.9          $325.1
   Consumer durables                              110.7           112.2
                                                 ------          ------
      Consolidated net sales                     $441.6          $437.3
                                                 ======          ======

Operating income:
   Wine and spirits                              $ 63.2          $ 64.1
   Consumer durables                               (3.1)           (1.9)
                                                 ------          ------
                                                   60.1            62.2
Interest expense, net                               1.5             1.7
                                                 ------          ------
   Consolidated income before income taxes         58.6            60.5
                                                 ======          ======


7.   Comprehensive Income

Comprehensive income, which is defined as the change in equity from transactions and other events from nonowner sources, was as follows (in millions):

                                                  Three Months Ended
                                                        July 31,
                                                  1998            1999
                                                 ------          ------
Net income                                       $ 37.2          $ 38.4
Foreign currency translation adjustment             3.2            (0.5)
                                                 ------          ------
   Comprehensive income                          $ 40.4          $ 37.9
                                                 ======          ======


8.   New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 requires that all derivatives be measured at fair value and recognized in the balance sheet as either assets or liabilities. Statement No. 133 also requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement.

In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which makes Statement No. 133 effective for fiscal years beginning after June 15, 2000.

The adoption of SFAS No. 133 is not expected to have a material impact on our consolidated financial statements.

9.   Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis along with our 1999 Annual Report. Note that the results of operations for the three months ended July 31, 1999, do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, "we," "us," and "our" refer to Brown-Forman Corporation.

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

Results of Operations:
First Quarter Fiscal 2000 Compared to First Quarter Fiscal 1999

Here is a summary of our operating performance (expressed in millions, except percentage and per share amounts):

                                             Three Months Ended
                                                   July 31,
                                            1998             1999         Change
                                           ------           ------        ------
Net Sales:
   Wine & Spirits                          $330.9           $325.1         (2 %)
   Consumer Durables                        110.7            112.2          1 %
                                           ------           ------
      Total                                $441.6           $437.3         (1 %)

Gross Profit:
   Wine & Spirits                          $172.7           $175.8          2 %
   Consumer Durables                         55.3             56.2          2 %
                                           ------           ------
      Total                                $228.0           $232.0          2 %

Operating Income (Loss):
   Wine & Spirits                          $ 63.2           $ 64.1          1 %
   Consumer Durables                         (3.1)            (1.9)         N/M
                                           ------           ------
      Total                                $ 60.1           $ 62.2          4 %

Net Income                                 $ 37.2           $ 38.4          3 %

Earnings per Share - Basic and Diluted     $ 0.54           $ 0.56          4 %

Effective Tax Rate                           36.5%            36.5%


Sales for our wine and spirits segment decreased 2% as some wholesalers adjusted their inventory purchasing patterns and as we reduced our lower-margin business. This decline was offset in part by revenue from the recently-acquired Sonoma-Cutrer Vineyards. Gross profit and operating income from the wine and spirits segment increased 2% and 1%, respectively, for the quarter. These results primarily reflect the strength of Jack Daniel's and an improved mix of higher-margin product sales, as well as price increases and favorable cost trends.

Revenues and gross profit for the quarter from our consumer durables segment increased 1% and 2%, respectively, primarily reflecting continued growth of fine china dinnerware and metal products in the wholesale and retail channels. The operating loss in the quarter was reduced to $1.9 million, reflecting aggressive efforts to contain costs.

Net interest expense increased slightly from last year's first quarter, reflecting financing costs associated with the acquisition of Sonoma-Cutrer Vineyards.

Looking forward to the full fiscal year, we expect an acceleration of operating income growth for both business segments. Costs associated with the acquisition of Sonoma-Cutrer Vineyards are expected to reduce earnings by approximately $0.03 to $0.04 per share over the next four years, resulting in a fiscal 2000 earnings per share growth rate slightly below that achieved in fiscal 1999.

As discussed in Note 8 to the accompanying condensed consolidated financial statements, we are required to adopt SFAS No. 133 by May 1, 2001. The adoption of SFAS No. 133 is not expected to have a material impact on our consolidated financial statements.

Liquidity and Financial Condition

Cash and cash equivalents increased by $9.6 million during the three months ended July 31, 1999, as cash provided by operating activities exceeded cash used for financing and investing activities. Cash provided by operations totaled $69.9 million, primarily reflecting net income before depreciation and amortization and the normal seasonal increase in accrued income taxes and decrease in accounts receivable during the period. Those amounts were partially offset by a continued partial liquidation of deferred income taxes in compliance with revised U.S. tax regulations and an increase in inventories. Cash of $18.2 million was used for investing activities, consisting mostly of expenditures to expand and modernize our production facilities and enhance our information systems. Cash of $42.1 million was used for financing activities, reflecting dividend and debt payments made during the period.

Year 2000 Issue

Until recently, computer programs generally were written using two digits rather than four to define the applicable year. Accordingly, programs may recognize a date using "00" as the year 1900 instead of the year 2000. This problem may affect the company's information technology systems (IT systems), such as financial, order entry, inventory control and forecasting systems, and non-IT systems that contain computer chips, such as production equipment and security systems. It may also affect the technology systems of third party vendors and customers, and of governmental entities upon which the company's business ordinarily relies.

The Company is addressing the Year 2000 issues in three phases: assessment, design of appropriate remediation, and implementation. For our IT systems as well as our non-IT systems, we have completed the assessment and remediation design phases and have substantially completed the implementation phase, which consists of replacing or repairing non-compliant systems, testing the new systems and training employees to use them. In addition, we are assessing the Year 2000 preparedness of important customers and suppliers and are monitoring their remediation efforts.

The total cost of Year 2000 issues is currently estimated at $21-23 million. Of the total estimated cost, we expect that approximately 60% will be attributable to new systems and thus capitalized. The other 40% will be expensed as incurred. All costs are expected to be funded through operating cash flows. Through
July 31, 1999, we have incurred approximately $20 million, of which $13 million has been capitalized and $7 million has been expensed.

We expect to manage the Year 2000 issues in a timely manner and, based on our efforts to date, we believe that substantial disruptions in our business operations due to Year 2000 non-compliance of our systems are unlikely. However, it is not possible to anticipate all possible future outcomes, especially since third parties are involved. Thus, there could be circumstances in which the company would be unable to process customer orders, produce or ship products, invoice customers, collect payments, receive customary governmental approvals or authorizations as they relate to our business, or perform other normal business activities. To address these risks, we have begun and intend to continue developing contingency plans designed to mitigate potential disruptions in operations, including stockpiling raw materials and finished goods, identifying alternative sources of supplies, creating back-up order processing and invoicing procedures, and other appropriate measures. We expect to complete development and testing of these contingency plans by the end of October 1999.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Since April 30, 1999, there have been no material changes in the company's interest rate, foreign currency and commodity price exposures, the types of derivative financial instruments used to hedge those exposures, or the underlying market conditions.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the company held July 22, 1999, the following matters were voted upon:

1. Election of Jerry E. Abramson, Barry D. Bramley, Geo. Garvin Brown III, Owsley Brown II, Donald G. Calder, Owsley Brown Frazier, Richard P. Mayer, Stephen E. O'Neil, William M. Street, Dace Brown Stubbs, and James S. Welch to serve as directors until the next annual election of directors, or until a successor has been elected and qualified.

                                         For               Withheld
                                      ----------           --------
    Jerry E. Abramson                 28,184,282            17,258
    Barry D. Bramley                  28,185,073            16,467
    Geo. Garvin Brown III             28,187,911            13,629
    Owsley Brown II                   28,187,911            13,629
    Donald G. Calder                  28,188,635            12,905
    Owsley Brown Frazier              28,185,089            16,451
    Richard P. Mayer                  28,188,635            12,905
    Stephen E. O'Neil                 28,183,109            18,431
    William M. Street                 28,188,635            12,905
    Dace Brown Stubbs                 28,188,248            13,292
    James S. Welch                    28,188,632            12,908

2. The approval of additional shares to be used for future awards under the Brown-Forman Omnibus Compensation Plan (the "Plan") and the approval of the performance measures used for awards under the Plan.

    For                26,865,509
    Against             1,161,572
    Abstain               174,459


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

                                                BROWN-FORMAN CORPORATION
                                                     (Registrant)


Date:   September 7, 1999                       By:  /s/ Steven B. Ratoff
                                                Steven B. Ratoff
                                                Executive Vice President and
                                                 Chief Financial Officer
                                                (On behalf of the Registrant and
                                                 as Principal Financial Officer)