Form 10-Q
period 1999-10-31
BROWN FORMAN CORP
filed 1999-12-07
CIK 14693

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

  |X|      QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended OCTOBER 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: December 1, 1999

      Class A Common Stock ($.15 par value, voting)             28,988,091
      Class B Common Stock ($.15 par value, nonvoting)          39,522,081

                            BROWN-FORMAN CORPORATION
                       Index to Quarterly Report Form 10-Q


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                Page

          Condensed Consolidated Statement of Income
             Three months ended October 31, 1998 and 1999                3
             Six months ended October 31, 1998 and 1999                  3

          Condensed Consolidated Balance Sheet
             April 30, 1999 and October 31, 1999                         4

          Condensed Consolidated Statement of Cash Flows
             Six months ended October 31, 1998 and 1999                  5

          Notes to the Condensed Consolidated Financial Statements       6 -  8


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  9 - 13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk     13


                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                               14

Signatures                                                              15

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                            BROWN-FORMAN CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

                                    Three Months Ended       Six Months Ended
                                        October 31,             October 31,
                                     1998        1999        1998         1999
                                   -------     -------     --------     --------

Net sales                          $ 572.5     $ 643.0     $1,014.1     $1,080.3
Excise taxes                          72.7        75.8        128.4        128.6
Cost of sales                        211.6       244.7        369.5        397.2
                                   -------     -------     --------     --------
      Gross profit                   288.2       322.5        516.2        554.5

Advertising expenses                  69.5        81.7        133.6        143.1
Selling, general, and
 administrative expenses             111.1       124.3        214.9        232.7
                                   -------     -------     --------     --------
   Operating income                  107.6       116.5        167.7        178.7

Interest income                        1.5         2.5          2.5          4.7
Interest expense                       3.2         4.2          5.7          8.1
                                   -------     -------     --------     --------
   Income before income taxes        105.9       114.8        164.5        175.3

Taxes on income                       38.6        41.9         60.0         64.0
                                   -------     -------     --------     --------
   Net income                         67.3        72.9        104.5        111.3

Less:  Preferred stock
        dividend requirements          0.1         --           0.2          --
       Preferred stock
        redemption premium             0.3         --           0.3          --
                                   -------     -------     --------     --------
Net income applicable
 to common stock                   $  66.9     $  72.9     $  104.0     $  111.3
                                   =======     =======     ========     ========

Earnings per share
 - Basic and Diluted               $  0.97     $  1.06     $   1.51     $   1.62
                                   =======     =======     ========     ========

Shares (in thousands) used in the
calculation of earnings per share
 - Basic                            68,664      68,510       68,674       68,509
 - Diluted                          68,735      68,583       68,741       68,591

Cash dividends declared
 per common share                  $  0.28     $ 0.295     $   0.56     $   0.59
                                   =======     =======     ========     ========


See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                                  April 30,          October 31,
                                                    1999                1999
                                                                     (Unaudited)
                                                  --------             --------
Assets
------
Cash and cash equivalents                         $  171.2             $  114.8
Short-term investments                                 --                  72.4
Accounts receivable, net                             273.8                405.6
Inventories:
   Barreled whiskey                                  190.6                190.3
   Finished goods                                    189.1                209.0
   Work in process                                    89.3                 96.8
   Raw materials and supplies                         55.9                 53.9
                                                  --------             --------
      Total inventories                              524.9                550.0

Other current assets                                  29.4                 31.9
                                                  --------             --------
   Total current assets                              999.3              1,174.7

Property, plant and equipment, net                   348.0                357.5
Intangible assets, net                               264.2                262.5
Other assets                                         123.9                131.4
                                                  --------             --------
   Total assets                                   $1,735.4             $1,926.1
                                                  ========             ========
Liabilities
-----------
Commercial paper                                  $  226.6             $  290.6
Accounts payable and accrued expenses                242.3                342.1
Current portion of long-term debt                     17.8                  0.2
Accrued taxes on income                                --                   5.0
Deferred income taxes                                 30.4                 30.4
                                                  --------             --------
   Total current liabilities                         517.1                668.3

Long-term debt                                        52.9                 46.6
Deferred income taxes                                137.2                110.2
Accrued postretirement benefits                       56.7                 58.1
Other liabilities and deferred income                 54.0                 53.9
                                                  --------             --------
   Total liabilities                                 817.9                937.1

Stockholders' Equity
--------------------
Common stock                                          10.3                 10.3
Retained earnings                                    945.0              1,016.2
Cumulative translation adjustment                     (8.0)                (7.9)
Treasury stock (490,000 and 486,066 Class B
 common shares at April 30 and October 31,
 respectively)                                       (29.8)               (29.6)
                                                  --------             --------
   Total stockholders' equity                        917.5                989.0
                                                  --------             --------
   Total liabilities and stockholders' equity     $1,735.4             $1,926.1
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

                            BROWN-FORMAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
          (In millions; amounts in parentheses are reductions of cash)

                                                          Six Months Ended
                                                             October 31,
                                                     1998                 1999
                                                   -------              -------
Cash flows from operating activities:
   Net income                                      $ 104.5              $ 111.3
   Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Depreciation                                    23.2                 25.2
      Amortization                                     4.7                  5.1
      Deferred income taxes                          (15.5)               (20.3)
      Other                                           (5.0)                (5.6)
   Changes in assets and liabilities:
      Accounts receivable                            (86.4)              (131.8)
      Inventories                                    (35.5)               (27.9)
      Other current assets                            (1.2)                (2.5)
      Accounts payable and accrued expenses           49.1                 96.8
      Accrued taxes on income                          1.1                  5.5
                                                   -------              -------
         Cash provided by operating activities        39.0                 55.8

Cash flows from investing activities:
   Additions to property, plant, and equipment       (22.2)               (30.4)
   Net purchases of short-term investments             --                 (72.4)
   Other                                              (7.2)                (9.1)
                                                   -------              -------
         Cash used for investing activities          (29.4)              (111.9)

Cash flows from financing activities:
   Net change in commercial paper                     96.0                 64.0
   Reduction of long-term debt                        (7.4)               (23.9)
   Acquisition of treasury stock                      (3.0)                 --
   Redemption of preferred stock                     (12.1)                 --
   Dividends paid                                    (38.7)               (40.4)
                                                   -------              -------
         Cash provided by (used for)
          financing activities                        34.8                 (0.3)
                                                   -------              -------
Net increase (decrease) in
 cash and cash equivalents                            44.4                (56.4)

Cash and cash equivalents, beginning of period        78.3                171.2
                                                   -------              -------
Cash and cash equivalents, end of period           $ 122.7              $ 114.8
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

2.   Short-term Investments

Short-term investments are those with maturities of less than one year, but greater than three months, when purchased. These investments are readily convertible to cash and are stated at cost, which approximates fair value.

3.   Inventories

We use the last-in, first-out method to determine the cost of almost all of our inventories. If the last-in, first-out method had not been used, inventories would have been $110.1 million higher than reported as of April 30, 1999, and $113.4 million higher than reported as of October 31, 1999.

4.   Environmental

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

6.   Earnings Per Share

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

7.   Business Segment Information

                                    Three Months Ended       Six Months Ended
                                        October 31,             October 31,
                                      1998       1999        1998         1999
                                     ------     ------     --------     --------
Net sales:
   Wine and spirits                  $395.9     $458.9     $  726.8     $  784.0
   Consumer durables                  176.6      184.1        287.3        296.3
                                     ------     ------     --------     --------
      Consolidated net sales         $572.5     $643.0     $1,014.1     $1,080.3
                                     ======     ======     ========     ========

Operating income:
   Wine and spirits                  $ 82.9     $ 87.6     $  146.1     $  151.7
   Consumer durables                   24.7       28.9         21.6         27.0
                                     ------     ------     --------     --------
                                      107.6      116.5        167.7        178.7
Interest expense, net                   1.7        1.7          3.2          3.4
                                     ------     ------     --------     --------
   Consolidated income
    before income taxes              $105.9     $114.8     $  164.5     $  175.3
                                     ======     ======     ========     ========


8.   Comprehensive Income

Comprehensive income, which is defined as the change in equity from transactions and other events from nonowner sources, was as follows (in millions):

                                    Three Months Ended       Six Months Ended
                                        October 31,            October 31,
                                      1998       1999       1998         1999
                                     ------     ------     ------       ------
Net income                           $ 67.3     $ 72.9     $104.5       $111.3
Foreign currency translation
 adjustment                             1.8        0.6        5.0          0.1
                                     ------     ------     ------       ------
   Comprehensive income              $ 69.1     $ 73.5     $109.5       $111.4
                                     ======     ======     ======       ======

9.   Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

10.  New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 requires that all derivatives be measured at fair value and recognized in the balance sheet as either assets or liabilities. Statement No. 133 also requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires formal documentation, designation, and assessment of the effectiveness of derivatives that receive hedge accounting.

In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which makes Statement No. 133 effective for fiscal years beginning after June 15, 2000. We plan to adopt Statement No. 133 as of May 1, 2001. The adoption is not expected to have a material impact on our consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis along with our 1999 Annual Report. Note that the results of operations for the six months ended October 31, 1999, do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, "we," "us," and "our" refer to Brown-Forman Corporation.

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

Beverage Risk Factors: The U.S. beverage alcohol business is highly sensitive to tax increases; an increase in the federal excise tax (which we do not anticipate at this time) would depress our domestic beverage business. Our current outlook for our domestic beverage business anticipates continued success of Jack Daniel's Tennessee Whiskey, Southern Comfort, and our other core spirits brands. Current expectations for our foreign beverage business could prove to be optimistic if the U.S. dollar strengthens against other currencies or if economic conditions deteriorate in the principal countries to which we export our beverage products, including Germany, the United Kingdom, Japan, and Australia. The wine and spirits business, both in the United States and abroad, is also sensitive to political and social trends. Legal or regulatory measures against beverage alcohol (including its advertising and promotion) could adversely affect sales. Product liability litigation against the alcohol industry, while not currently a major risk factor, could become significant if new lawsuits were filed against alcohol manufacturers. Current expectations for our global beverage business may not be met if consumption trends do not continue to increase. Profits could also be affected if grain or grape prices increase.

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

Results of Operations:
Second Quarter Fiscal 2000 Compared to Second Quarter Fiscal 1999

Here is a summary of our operating performance (expressed in millions, except percentage and per share amounts):

                                             Three Months Ended
                                                 October 31,
                                            1998             1999         Change
                                           ------           ------        ------
Net Sales:
   Wine & Spirits                          $395.9           $458.9         16 %
   Consumer Durables                        176.6            184.1          4 %
                                           ------           ------
      Total                                $572.5           $643.0         12 %

Gross Profit:
   Wine & Spirits                          $198.8           $230.8         16 %
   Consumer Durables                         89.4             91.7          3 %
                                           ------           ------
      Total                                $288.2           $322.5         12 %

Operating Income:
   Wine & Spirits                          $ 82.9           $ 87.6          6 %
   Consumer Durables                         24.7             28.9         17 %
                                           ------           ------
      Total                                $107.6           $116.5          8 %

Net Income                                 $ 67.3           $ 72.9          8 %

Earnings per Share - Basic and Diluted     $ 0.97           $ 1.06          9 %

Effective Tax Rate                           36.5%            36.5%


Sales and gross profit for our wine and spirits segment increased 16% for the quarter. The segment continued to perform well in the U.S. and in many important international markets, led by strong worldwide growth of Jack Daniel's. Southern Comfort worldwide revenue and gross profit also grew, mostly as a result of U.S. volume improvement. The company's wine brands continued to grow, as Korbel Champagne made substantial volume gains domestically in anticipation of the millennium celebration and Fetzer wine volumes improved globally. Operating income grew at a slower rate than sales and gross profit, reflecting a significant increase in advertising for the quarter as well as the effect of the acquisition of Sonoma-Cutrer Vineyards and investments in technology.

Revenues and gross profit for the quarter from our consumer durables segment increased 4% and 3%, respectively, primarily reflecting gains in sales of fine china, flatware and crystal to department stores, and continued growth for the segment's direct marketing businesses. Operating income grew 17% for the period, reflecting aggressive efforts to contain costs.

Results of Operations:
Six Months Fiscal 2000 Compared to Six Months Fiscal 1999

Here is a summary of our operating performance (expressed in millions, except percentage and per share amounts):

                                              Six Months Ended
                                                 October 31,
                                           1998             1999          Change
                                         --------         --------        ------
Net Sales:
   Wine & Spirits                        $  726.8         $  784.0          8 %
   Consumer Durables                        287.3            296.3          3 %
                                         --------         --------
      Total                              $1,014.1         $1,080.3          7 %

Gross Profit:
   Wine & Spirits                        $  371.5         $  406.6          9 %
   Consumer Durables                        144.7            147.9          2 %
                                         --------         --------
      Total                              $  516.2         $  554.5          7 %

Operating Income:
   Wine & Spirits                        $  146.1         $  151.7          4 %
   Consumer Durables                         21.6             27.0         25 %
                                         --------         --------
      Total                              $  167.7         $  178.7          7 %

Net Income                               $  104.5         $  111.3          7 %

Earnings per Share - Basic and Diluted   $   1.51         $   1.62          7 %

Effective Tax Rate                           36.5%            36.5%


Sales and gross profit for the wine and spirits segment increased 8% and 9%, respectively, led by solid growth of Jack Daniel's and Korbel Champagne. First half results were also boosted by the impact of the April 1999 acquisition of Sonoma-Cutrer Vineyards. Operating income increased 4%, as gross profit gains were partially offset by brand-building and other investment activities.

Revenues and gross profit from the consumer durables segment increased 3% and 2%, respectively, primarily reflecting increased consumer demand for fine china dinnerware in the wholesale channel, as well as strong sales of collectible products. Operating income grew 25% due to effective management of costs and the closing of certain unprofitable stores and facilities.

Net interest expense increased slightly from last year, reflecting financing costs associated with the acquisition of Sonoma-Cutrer Vineyards.

As discussed in Note 8 to the accompanying condensed consolidated financial statements, we plan to adopt FASB Statement No. 133 as of May 1, 2001. The adoption is not expected to have a material impact on our consolidated financial statements.

Liquidity and Financial Condition

Cash and cash equivalents decreased by $56.4 million during the six months ended October 31, 1999, as cash provided by operating activities was more than offset by cash used for investing and financing activities. Cash provided by operations totaled $55.8 million, primarily reflecting net income before depreciation and amortization and an increase in accounts payable and accrued expenses during the period. These amounts were partially offset by the normal seasonal increase in accounts receivable and inventories as well as a continued partial liquidation of deferred income taxes in compliance with revised U.S. tax regulations. Cash of $111.9 million was used for investing activities, consisting mostly of purchases of short-term investments as well as expenditures to expand and modernize our production facilities and enhance our information systems. Cash of $0.3 million was used for financing activities, reflecting dividend payments offset by net borrowings during the period.

Dividends

The Board of Directors increased the quarterly cash dividend 5.1% from $0.295 to $0.31 per share on both Class A and Class B common stock, payable January 1, 2000. As a result, the indicated annual cash dividend per share rose from $1.18 to $1.24.

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

The Company is addressing the Year 2000 issues in three phases: assessment, design of appropriate remediation, and implementation. For our IT systems as well as our non-IT systems, we have completed the assessment and remediation design phases and have substantially completed the implementation phase, which consists of replacing or repairing non-compliant systems, testing the new systems and training employees to use them. In addition, we have assessed the Year 2000 preparedness of important customers and suppliers and are monitoring their remediation efforts.

The total cost of Year 2000 issues is currently estimated at $22-23 million. Of the total estimated cost, we expect that approximately 60% will be attributable to new systems and thus capitalized. The other 40% will be expensed as incurred. All costs are expected to be funded through operating cash flows. Through October 31, 1999, we have incurred approximately $22 million, of which $13 million has been capitalized and $9 million has been expensed.

We expect to manage the Year 2000 issues in a timely manner and, based on our efforts to date, we believe that substantial disruptions in our business operations due to Year 2000 non-compliance of our systems are unlikely. However, it is not possible to anticipate all possible future outcomes, especially since third parties are involved. Thus, there could be circumstances in which the company would be unable to process customer orders, produce or ship products, invoice customers, collect payments, receive customary governmental approvals or authorizations as they relate to our business, or perform other normal business activities. To address these risks, we have constructed contingency plans designed to mitigate potential disruptions in operations, including stockpiling raw materials and finished goods, identifying alternative sources of supplies, creating back-up order processing and invoicing procedures, and other appropriate measures.

The costs and risks described above represent management's best estimates. However, there can be no guarantee that these estimates will prove to be accurate. Actual results could differ significantly. If we do not successfully complete anticipated replacements and other remediation to our IT systems, if unanticipated disruptions in our non-IT systems occur, or if any of our significant vendors or customers do not successfully achieve Year 2000 compliance on a timely basis, our operations or financial results could be adversely affected in the future.


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

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits:

       Exhibit
       Number                   Exhibit
       -------                  -------

        3(ii) By-Laws (Article 2.1 amended to create a uniform mandatory retirement age of 70 for all directors).

         27                     Financial Data Schedule

(b)    Reports on Form 8-K:  None

                                   SIGNATURES

As required by the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned authorized officer.

                                                BROWN-FORMAN CORPORATION
                                                     (Registrant)


Date:   December 7, 1999                      By:  /s/ Steven B. Ratoff
                                                Steven B. Ratoff
                                                Executive Vice President and
                                                 Chief Financial Officer
                                                (On behalf of the Registrant and
                                                 as Principal Financial Officer)