Form 10-Q
period 2000-01-31
BROWN FORMAN CORP
filed 2000-03-06
CIK 14693

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

  |X|      QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended JANUARY 31, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: March 1, 2000

      Class A Common Stock ($.15 par value, voting)             28,988,091
      Class B Common Stock ($.15 par value, nonvoting)          39,522,569

                            BROWN-FORMAN CORPORATION
                       Index to Quarterly Report Form 10-Q


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                Page

          Condensed Consolidated Statement of Income
             Three months ended January 31, 1999 and 2000                3
             Nine months ended January 31, 1999 and 2000                 3

          Condensed Consolidated Balance Sheet
             April 30, 1999 and January 31, 2000                         4

          Condensed Consolidated Statement of Cash Flows
             Nine months ended January 31, 1999 and 2000                 5

          Notes to the Condensed Consolidated Financial Statements       6 -  8


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  9 - 12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk     12


                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                               13

Signatures                                                              14

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                            BROWN-FORMAN CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

                                    Three Months Ended       Nine Months Ended
                                        January 31,             January 31,
                                     1999        2000        1999         2000
                                   -------     -------     --------     --------

Net sales                          $ 516.7     $ 558.1     $1,530.8     $1,638.4
Excise taxes                          60.7        62.9        189.1        191.6
Cost of sales                        194.8       210.6        564.4        607.6
                                   -------     -------     --------     --------
      Gross profit                   261.2       284.6        777.3        839.2

Advertising expenses                  72.4        76.0        205.9        219.2
Selling, general, and
 administrative expenses             110.3       121.5        325.2        354.2
                                   -------     -------     --------     --------
   Operating income                   78.5        87.1        246.2        265.8

Interest income                        1.7         2.6          4.2          7.3
Interest expense                       2.5         3.4          8.2         11.5
                                   -------     -------     --------     --------
   Income before income taxes         77.7        86.3        242.2        261.6

Taxes on income                       28.4        31.5         88.4         95.5
                                   -------     -------     --------     --------
   Net income                         49.3        54.8        153.8        166.1

Less:  Preferred stock
        dividend requirements          --          --           0.2          --
       Preferred stock
        redemption premium             --          --           0.3          --
                                   -------     -------     --------     --------
Net income applicable
 to common stock                   $  49.3     $  54.8     $  153.3     $  166.1
                                   =======     =======     ========     ========

Earnings per share
 - Basic and Diluted               $  0.72     $  0.80     $   2.23     $   2.42
                                   =======     =======     ========     ========

Shares (in thousands) used in the
calculation of earnings per share
 - Basic                            68,560      68,510       68,632       68,509
 - Diluted                          68,677      68,573       68,716       68,585

Cash dividends declared
 per common share                  $ 0.295     $  0.31     $  0.855     $   0.90
                                   =======     =======     ========     ========


See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                                  April 30,          January 31,
                                                    1999                2000
                                                                     (Unaudited)
                                                  --------             --------
Assets
------
Cash and cash equivalents                         $  171.2             $  121.3
Short-term investments                                 --                  62.5
Accounts receivable, net                             273.8                252.5
Inventories:
   Barreled whiskey                                  190.6                191.1
   Finished goods                                    189.1                190.3
   Work in process                                    89.3                 91.6
   Raw materials and supplies                         55.9                 48.6
                                                  --------             --------
      Total inventories                              524.9                521.6

Other current assets                                  29.4                 33.6
                                                  --------             --------
   Total current assets                              999.3                991.5

Property, plant and equipment, net                   348.0                363.8
Intangible assets, net                               264.2                260.4
Other assets                                         123.9                131.9
                                                  --------             --------
   Total assets                                   $1,735.4             $1,747.6
                                                  ========             ========
Liabilities
-----------
Commercial paper                                  $  226.6             $  160.6
Accounts payable and accrued expenses                242.3                277.1
Dividends payable                                      --                  21.2
Current portion of long-term debt                     17.8                  0.2
Deferred income taxes                                 30.4                 30.4
                                                  --------             --------
   Total current liabilities                         517.1                489.5

Long-term debt                                        52.9                 47.3
Deferred income taxes                                137.2                 96.6
Accrued postretirement benefits                       56.7                 59.1
Other liabilities and deferred income                 54.0                 54.8
                                                  --------             --------
   Total liabilities                                 817.9                747.3

Stockholders' Equity
--------------------
Common stock                                          10.3                 10.3
Retained earnings                                    945.0              1,028.5
Cumulative translation adjustment                     (8.0)                (9.0)
Treasury stock (490,000 and 485,578 Class B
 common shares at April 30 and January 31,
 respectively)                                       (29.8)               (29.5)
                                                  --------             --------
   Total stockholders' equity                        917.5              1,000.3
                                                  --------             --------
   Total liabilities and stockholders' equity     $1,735.4             $1,747.6
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

                            BROWN-FORMAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
          (In millions; amounts in parentheses are reductions of cash)

                                                         Nine Months Ended
                                                            January 31,
                                                     1999                 2000
                                                   -------              -------
Cash flows from operating activities:
   Net income                                      $ 153.8              $ 166.1
   Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Depreciation                                    34.0                 37.2
      Amortization                                     7.0                  7.6
      Deferred income taxes                          (26.0)               (33.9)
      Other                                            1.8                 (5.5)
   Changes in assets and liabilities:
      Accounts receivable                             33.3                 21.3
      Inventories                                    (22.1)                 0.5
      Other current assets                             0.9                 (4.2)
      Accounts payable and accrued expenses          (14.9)                34.8
      Accrued taxes on income                         (1.1)                 0.5
                                                   -------              -------
         Cash provided by operating activities       166.7                224.4

Cash flows from investing activities:
   Additions to property, plant, and equipment       (30.8)               (48.9)
   Net purchases of short-term investments             --                 (62.5)
   Other                                             (11.6)               (11.0)
                                                   -------              -------
         Cash used for investing activities          (42.4)              (122.4)

Cash flows from financing activities:
   Net change in commercial paper                     12.5                (66.0)
   Reduction of long-term debt                        (7.4)               (24.2)
   Acquisition of treasury stock                     (12.3)                 --
   Redemption of preferred stock                     (12.1)                 --
   Dividends paid                                    (58.9)               (61.7)
                                                   -------              -------
         Cash used for financing activities          (78.2)              (151.9)
                                                   -------              -------
Net increase (decrease) in
 cash and cash equivalents                            46.1                (49.9)

Cash and cash equivalents, beginning of period        78.3                171.2
                                                   -------              -------
Cash and cash equivalents, end of period           $ 124.4              $ 121.3
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

3.   Inventories

We use the last-in, first-out method to determine the cost of almost all of our inventories. If the last-in, first-out method had not been used, inventories would have been $110.1 million higher than reported as of April 30, 1999, and $114.8 million higher than reported as of January 31, 2000.

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

6.   Earnings Per Share

Basic earnings per share is calculated using net income reduced by dividend requirements on any outstanding preferred stock, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated in the same manner, except that the denominator also includes additional common shares that would have been issued if outstanding stock options had been exercised during the period. The dilutive effect of outstanding stock options is determined by application of the treasury stock method.

7.   Business Segment Information

                                               (Dollars in millions)
                                    Three Months Ended       Nine Months Ended
                                        January 31,             January 31,
                                      1999       2000        1999         2000
                                     ------     ------     --------     --------
Net sales:
   Wine and spirits                  $365.2     $393.8     $1,092.0     $1,177.8
   Consumer durables                  151.5      164.3        438.8        460.6
                                     ------     ------     --------     --------
      Consolidated net sales         $516.7     $558.1     $1,530.8     $1,638.4
                                     ======     ======     ========     ========

Operating income:
   Wine and spirits                  $ 64.1     $ 74.0     $  210.2     $  225.7
   Consumer durables                   14.4       13.1         36.0         40.1
                                     ------     ------     --------     --------
                                       78.5       87.1        246.2        265.8
Interest expense, net                   0.8        0.8          4.0          4.2
                                     ------     ------     --------     --------
   Consolidated income
    before income taxes              $ 77.7     $ 86.3     $  242.2     $  261.6
                                     ======     ======     ========     ========


8.   Comprehensive Income

Comprehensive income, which is defined as the change in equity from transactions and other events from nonowner sources, was as follows:

                                              (Dollars in millions)
                                    Three Months Ended      Nine Months Ended
                                        January 31,            January 31,
                                      1999       2000       1999         2000
                                     ------     ------     ------       ------
Net income                           $ 49.3     $ 54.8     $153.8       $166.1
Foreign currency translation
 adjustment                            (0.7)      (1.1)       4.3         (1.0)
                                     ------     ------     ------       ------
   Comprehensive income              $ 48.6     $ 53.7     $158.1       $165.1
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis along with our 1999 Annual Report. Note that the results of operations for the nine months ended
January 31, 2000, do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, "we," "us," and "our" refer to Brown-Forman Corporation.

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

Results of Operations:
Third Quarter Fiscal 2000 Compared to Third Quarter Fiscal 1999

Here is a summary of our operating performance (expressed in millions, except percentages and per share amounts):

                                             Three Months Ended
                                                 January 31,
                                            1999             2000         Change
                                           ------           ------        ------
Net Sales:
   Wine & Spirits                          $365.2           $393.8          8 %
   Consumer Durables                        151.5            164.3          8 %
                                           ------           ------
      Total                                $516.7           $558.1          8 %

Gross Profit:
   Wine & Spirits                          $186.3           $203.9          9 %
   Consumer Durables                         74.9             80.7          8 %
                                           ------           ------
      Total                                $261.2           $284.6          9 %

Operating Income:
   Wine & Spirits                          $ 64.1           $ 74.0         15 %
   Consumer Durables                         14.4             13.1         (9 %)
                                           ------           ------
      Total                                $ 78.5           $ 87.1         11 %

Net Income                                 $ 49.3           $ 54.8         11 %

Earnings per Share - Basic and Diluted     $ 0.72           $ 0.80         11 %

Effective Tax Rate                           36.5%            36.5%


Sales and gross profit for our wine and spirits segment increased 8% and 9%, respectively, for the quarter. These increases were driven primarily by strong worldwide growth of Jack Daniel's, as well as U.S. growth for Fetzer and Bolla wines and Finlandia Vodka. Advertising and other operating expenses increased at a slower rate than sales and gross profit, resulting in a 15% gain in operating income for the quarter.

Revenues and gross profit from our consumer durables segment increased 8% for the quarter. This growth was driven by improvement across essentially all channels of distribution, including department stores, direct mail and the company's retail operations. Operating income declined 9%, however, as the improvement in sales and gross profit was more than offset by increased advertising and other investments expected to accelerate earnings growth in future periods.

Results of Operations:
Nine Months Fiscal 2000 Compared to Nine Months Fiscal 1999

Here is a summary of our operating performance (expressed in millions, except percentages and per share amounts):

                                             Nine Months Ended
                                                January 31,
                                           1999             2000          Change
                                         --------         --------        ------
Net Sales:
   Wine & Spirits                        $1,092.0         $1,177.8          8 %
   Consumer Durables                        438.8            460.6          5 %
                                         --------         --------
      Total                              $1,530.8         $1,638.4          7 %

Gross Profit:
   Wine & Spirits                        $  557.8         $  610.5          9 %
   Consumer Durables                        219.5            228.7          4 %
                                         --------         --------
      Total                              $  777.3         $  839.2          8 %

Operating Income:
   Wine & Spirits                        $  210.2         $  225.7          7 %
   Consumer Durables                         36.0             40.1         12 %
                                         --------         --------
      Total                              $  246.2         $  265.8          8 %

Net Income                               $  153.8         $  166.1          8 %

Earnings per Share - Basic and Diluted   $   2.23         $   2.42          9 %

Effective Tax Rate                           36.5%            36.5%


Sales and gross profit for the wine and spirits segment increased 8% and 9%, respectively, led by solid growth of Jack Daniel's, Korbel Champagne, Fetzer and Finlandia. Results were also boosted by the impact of the April 1999 acquisition of Sonoma-Cutrer Vineyards. Operating income increased 7%, as gross profit gains were partially offset by brand-building and other investment activities.

Revenues and gross profit from the consumer durables segment increased 5% and 4%, respectively, primarily reflecting increased consumer demand for fine china dinnerware and crystal in the wholesale channel, as well as strong sales of collectible products. Operating income grew 12% due to effective management of costs and the closing of certain unprofitable stores and facilities.

Net interest expense increased slightly from last year, reflecting financing costs associated with the acquisition of Sonoma-Cutrer Vineyards.

As discussed in Note 10 to the accompanying condensed consolidated financial statements, we plan to adopt FASB Statement No. 133 as of May 1, 2001. The adoption is not expected to have a material impact on our consolidated financial statements.

Liquidity and Financial Condition

Cash and cash equivalents and short-term investments increased by $12.6 million during the nine months ended January 31, 2000. The increase was generated primarily by $210.9 million in net income before depreciation and amortization, offset partially by $90.2 million in debt payments, $61.7 million in dividends paid, and $48.9 million in expenditures to expand and modernize our production facilities.

Dividends

On January 27, 2000, the Board of Directors declared a regular quarterly cash dividend of $0.31 per share on both Class A and Class B common stock, payable April 1, 2000.

Year 2000 Issue

Because of remediation efforts made over the past two fiscal years, the Year 2000 issue has resulted in no disruptions to our business operations. While we will continue to monitor our systems for continued Year 2000 compliance and continue to verify the Year 2000 preparedness of our most important customers and suppliers, we do not anticipate any significant business disruptions related to this matter.

The total cost of our Year 2000 remediation efforts was approximately $23 million. Of the total cost, approximately $14 million was attributable to new systems and thus capitalized. The other $9 million was expensed as incurred. All costs were funded through operating cash flows. No significant additional costs related to the Year 2000 issue are anticipated.


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

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits:

       Exhibit
       Number                   Exhibit
       -------                  -------

         4(a)                   Seventh Amendment to the Brown-Forman
                                Corporation Savings Plan

         4(b) Fourth Amendment to the Brown-Forman Corporation Savings Plan for Collectively-Bargained Employees

         4(c)                   Fifth Amendment to the Brown-Forman Winery
                                Operations Savings Plan

         4(d) Second Amendment to the Hartmann Employee Savings and Investment Plan

         4(e) Corrective Amendment to the Hartmann Employee Savings and Investment Plan

         4(f) Third Amendment to the Lenox Savings Plan for Collectively-Bargained Employees

         4(g) Fourth Amendment to the Lenox, Incorporated Employee Savings and Investment Plan

         4(h) Sixth Amendment to the Lenox Retail Savings and Investment Plan

         27                     Financial Data Schedule

(b)    Reports on Form 8-K:  None

                                   SIGNATURES

As required by the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned authorized officer.

                                                BROWN-FORMAN CORPORATION
                                                     (Registrant)


Date:   March 6, 2000                      By:  /s/ Steven B. Ratoff
                                                Steven B. Ratoff
                                                Executive Vice President and
                                                 Chief Financial Officer
                                                (On behalf of the Registrant and
                                                 as Principal Financial Officer)