Form 10-K
period 2000-04-30
BROWN FORMAN CORP
filed 2000-07-25
CIK 14693

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended April 30, 2000
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

                                   Yes |X| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value, at April 30, 2000, of the voting and nonvoting equity held by nonaffiliates of the registrant was approximately $1,900,000,000.

The number of shares outstanding for each of the registrant's classes of Common Stock on June 30, 2000 was:
     Class A Common Stock (voting)            28,988,091
     Class B Common Stock (nonvoting)         39,530,582

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's 2000 Annual Report to Stockholders are incorporated by reference into Parts I, II, and IV of this report. Portions of the Proxy Statement of Registrant for use in connection with the Annual Meeting of Stockholders to be held July 27, 2000 are incorporated by reference into Part III of this report.

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

(b)  Financial information about industry segments:

Information regarding net sales, operating income, and total assets of each of our business segments is in Note 11 of Notes to Consolidated Financial Statements on pages 34 and 35 of our 2000 Annual Report to Stockholders, which information is incorporated into this report by reference in response to Item 8.

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

The Segment's brands consist of the following:

     Jack Daniel's Tennessee Whiskey
     Southern Comfort
     Canadian Mist Canadian Whisky
     Early Times Kentucky Whisky
     Finlandia Vodkas*
     Old Forester Kentucky Straight Bourbon Whisky
     Glenmorangie Single Highland Malt Scotch Whiskies*
     Jack Daniel's Country Cocktails
     Gentleman Jack Rare Tennessee Whiskey
     Jack Daniel's Single Barrel Tennessee Whiskey
     Woodford Reserve Kentucky Straight Bourbon Whiskey
     Fetzer Vineyards California Wines
     Korbel California Champagnes and Wines*
     Bolla Italian Wines
     Sonoma-Cutrer Chardonnay Wines
     Bushmills Irish Whiskey*
     Black Bush Special Irish Whiskey*
     Bushmills Malt Single Malt Irish Whiskey*
     Ardberg Single Islay Malt Scotch Whisky*
     Glen Moray Single Speyside Malt Scotch Whisky*
     Pepe Lopez Tequilas
     Korbel California Brandy*

     BlueGrass Kentucky Whiskey
     Usher's Scotch Whisky*
     Jack Daniel's & Cola
     Southern Comfort & Cola
     Don Eduardo Tequilas*
     Tuaca Liqueur*
     Jekel Vineyards California Wines
     Bonterra Vineyards California Wines
     Michel Picard French Wines*
     Bel Arbor California Wines
     Fontana Candida Italian Wines*
     McPherson Australian Wines*
     Owen's Estate Australian Wines*
     Armstrong Ridge California Champagne*
     Noilly Prat Vermouths*


    * Brands represented in the U.S and other select markets by Brown-Forman


Statistics based on case sales, published annually by a leading trade publication, rank Jack Daniel's as the largest selling bourbon or Tennessee whiskey in the United States, Canadian Mist as the largest selling Canadian whiskey in the United States, and Southern Comfort as the largest selling domestic proprietary liqueur in the United States.

A leading industry trade publication reported Korbel California Champagnes as the largest selling premium champagne in the United States. This trade publication also reported that, among numerous imported wines, Bolla Italian Wine is the leading premium Italian table wine in the United States. Fetzer was ranked eighth among California varietal wines and seventeenth among all domestic table wines.

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

The Segment's products are marketed domestically through authorized retail stores consisting of department stores and specialty and jewelry shops and through retail stores operated by the Segment. Products are also distributed domestically through the institutional, incentive, premium, business gift and military exchange classes of trade, and internationally through authorized retailers, duty free stores and/or distributors in selected foreign markets. Specially created collectible products are distributed both domestically and in selected foreign markets through the direct response channel, including mail-order, catalogs and the internet, as well as through authorized collectible retailers.

Fine china and casual dinnerware, as well as fine china giftware, are marketed under the Lenox trademark. Crystal stemware, barware and giftware are marketed under both the Lenox and Gorham trademarks. Contemporary tabletop, houseware and giftware products are marketed under the Dansk trademark. Sterling silver and stainless flatware and sterling giftware are marketed under the Gorham and "Lenox. Kirk Stieff" trademarks. Pewter and silver-plated giftware products are also marketed under the "Lenox. Kirk Stieff" trademark. Luggage, business cases, and personal leather accessories are marketed under the Hartmann, Wings, and hStudio trademarks. The direct response sales in the United States of specially designed collectibles are marketed under the Lenox and Gorham trademarks, while such sales abroad are marketed primarily under the Brooks & Bentley trademark.

The Lenox, Gorham, and Hartmann brand names hold significant positions in their industries. The Segment has granted licenses for the use of the Lenox trademark on selected fine table linens, wall coverings, lamps and other electrical lighting products, and candles, subject to the terms of licensing agreements.

We believe the Segment is the largest domestic manufacturer and marketer of fine china dinnerware and the only significant domestic manufacturer of fine quality china giftware. The Segment is also a leading manufacturer and distributor of fine quality luggage, business cases, and personal leather accessories. The Segment competes with a number of other companies and is subject to intense foreign competition in the marketing of its fine china, contemporary and casual dinnerware, crystal stemware and giftware, stainless flatware, and luggage products.

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

Sales of certain Segment products are traditionally greater in the first half of the fiscal year, primarily because of seasonal holiday buying.

Other Information
-----------------
As of April 30, 2000, we employ approximately 7,400 persons, including 1,400 employed on a part-time or temporary basis.

We are an equal opportunity employer and we recruit and place employees without regard to race, color, religion, national or ethnic origin, veteran status, age, gender, sexual preference, or physical or mental disability.

We believe our employee relations are good.

For information on the effects of compliance with federal, state, and local environmental regulations, refer to Note 13, "Environmental," on page 35 of our 2000 Annual Report to Stockholders, which information is incorporated into this report by reference in response to Item 8.

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

-   Production and office facilities:
             -    Lenox - Pomona, New Jersey (includes retail store); Oxford,
                          North Carolina (includes retail store); Kinston, North Carolina; and Mt. Pleasant, Pennsylvania (includes retail store)
             -    Lenox/Gorham - Smithfield, Rhode Island
                                 (includes retail store)
             -    Hartmann - Lebanon, Tennessee (includes retail store)

-   Warehousing facilities:
             -    Lenox/Dansk/Gorham  -  Williamsport, Maryland

Leased facilities:
-   Office facilities:
             -    Dansk headquarters - White Plains, New York
             -    Norfolk headquarters - Wilmington, Delaware
             -    Brooks & Bentley headquarters - Kent, England
             -    Hartmann (includes showroom) - New York, New York

-   Warehousing facilities:
             -    Lenox - South Brunswick, New Jersey (includes retail store);
                          Oxford, North Carolina; Kinston, North Carolina; and Mt. Pleasant, Pennsylvania
             -    Hartmann - Lebanon, Tennessee

-   Retail stores:
             - The Segment operates 42 Lenox outlet stores in 26 states and a Lenox Gift Express store in Pennsylvania. The Segment also operates 51 Dansk stores in 28 states. In addition, the Segment operates 4 Hartmann luggage outlet stores in 4 states.

-   Showrooms:
             - Lenox/Dansk/Gorham - New York, New York; Dallas, Texas; Atlanta, Georgia; Ontario, Canada

The lease terms expire at various dates and are generally renewable.

We believe that the Segment's facilities are in good condition and are adequate for the business.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.


Executive Officers of the Registrant


                                                Principal Occupation and
     Name                         Age             Business Experience
     ----                         ---       ---------------------------------

Owsley Brown II                    57       Chairman of the company since
                                            July 1995. Chief Executive Officer
                                            of the company since July 1993.
                                            President of the company
                                            from July 1987 to July 1995.

William M. Street                  61       Vice Chairman of the company
                                            since July 1987.

Steven B. Ratoff                   57       Executive Vice President and Chief
                                            Financial Officer of the company
                                            since December 1994.

John P. Bridendall                 50       Senior Vice President and
                                            Director of Corporate
                                            Development since July 1987.

Michael B. Crutcher                56       Senior Vice President, General
                                            Counsel, and Secretary since
                                            May 1989.

Lois A. Mateus                     53       Senior Vice President of Corporate
                                            Communications and Corporate
                                            Services since January 1988.

Stanley E. Krangel                 49       President of Lenox, Incorporated
                                            (a subsidiary of Brown-Forman) since
                                            June 1998.  President of Lenox
                                            Collections from November 1995 to
                                            June 1998.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

Except as presented below, for the information required by this item refer to the section entitled "Quarterly Financial Information" appearing on the "Highlights" page of the 2000 Annual Report to Stockholders, which information is incorporated into this report by reference.

Holders of record of Common Stock at April 30, 2000:
         Class A Common Stock (Voting)               3,728
         Class B Common Stock (Nonvoting)            4,749

The principal market for Brown-Forman common shares is the New York Stock Exchange.

Item 6.  Selected Financial Data

For the information required by this item, refer to the section entitled "Selected Financial Data" appearing on page 17 of the 2000 Annual Report to Stockholders, which information is incorporated into this report by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

For the information required by this item, refer to the section entitled "Management's Discussion and Analysis" appearing on pages 18 through 24 of the 2000 Annual Report to Stockholders, which information is incorporated into this report by reference.

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

         Beverage Risk Factors: The U.S. beverage alcohol business is highly sensitive to tax increases; an increase in the federal excise tax (which we do not anticipate at this time) would depress our domestic beverage business. Our current outlook for our domestic beverage business anticipates continued success of Jack Daniel's Tennessee whiskey, Southern Comfort, and our other core spirits brands. Current expectations from our foreign beverage business could prove to be optimistic if the U.S. dollar strengthens against other currencies or if economic conditions deteriorate in the principal countries where we export our beverage products, including the United Kingdom, Germany, Japan, and Australia. The wine and spirits business, both in the United States and abroad, is also sensitive to political and social trends. Legal or regulatory measures against beverage alcohol (including its advertising and promotion) could adversely affect sales. Product liability litigation against the alcohol industry, while not currently a major risk factor, could become significant if new lawsuits were filed against alcohol manufacturers. Current expectations for our global beverage business may not be met if consumption trends do not continue to increase. Profits could also be affected if grain or grape prices increase.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

For the information required by this item, refer to the section entitled "Market Risks" appearing on page 24 of the 2000 Annual Report to Stockholders, which information is incorporated into this report by reference.

Item 8.  Financial Statements and Supplementary Data

For the information required by this item, refer to the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Report of Management appearing on pages 25 through 37 of the 2000 Annual Report to Stockholders, which information is incorporated into this report by reference, and the Report of Independent Accountants included on page S-1 of this report. For selected quarterly financial information, refer to the section entitled "Quarterly
Financial Information" appearing on the "Highlights" page of the 2000 Annual Report to Stockholders, which information is incorporated into this report by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 27, 2000, which information is incorporated into this report by reference:
(a) "Election of Directors" on page 4 through the fourth paragraph on page 5 (for information on directors); and (b) the last paragraph on page 7 (for information on delinquent Section 16 filings). Also, see the information with respect to "Executive Officers of the Registrant" under Part I of this report, which information is incorporated herein by reference.

Item 11.  Executive Compensation

For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 27, 2000, which information is incorporated into this report by reference:
(a) "Executive Compensation" on pages 8 through 11; (b) "Retirement Plan Descriptions" on page 12; and (c) "Director Compensation" on page 13.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

For the information required by this item, refer to the section entitled "Stock Ownership" appearing on pages 6 through 7 of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 27, 2000, which information is incorporated into this report by reference.

Item 13.  Certain Relationships and Related Transactions

For the information required by this item, refer to the section entitled "Transactions with Management" appearing on page 15 of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 27, 2000, which information is incorporated into this report by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1 and 2 - Index to Consolidated Financial Statements and Schedules:

                                                                                                        Reference
                                                                                                                     Annual
                                                                                            Form 10-K               Report to
                                                                                          Annual Report            Stockholders
                                                                                              Page                   Page(s)
        Incorporated by reference to our Annual
             Report to Stockholders for the year
                 ended April 30, 2000:

             Consolidated Statement of Income for the
                 years ended April 30, 1998, 1999, and 2000*                                      --                   25
             Consolidated Balance Sheet at April 30, 1998, 1999, and 2000*                        --                 26 - 27
             Consolidated Statement of Cash Flows for the
                 years ended April 30, 1998, 1999, and 2000*                                      --                   28
             Consolidated Statement of Stockholders' Equity
                 for the years ended April 30, 1998, 1999, and 2000*                              --                   29
             Notes to Consolidated Financial Statements*                                          --                 30 - 36
             Report of Management*                                                                --                   37

        Report of Independent Accountants                                                         S-1                  --

        Consolidated Financial Statement Schedule:
             II - Valuation and Qualifying Accounts                                               S-2                  --


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

(a)    3 - Exhibits: Filed with this report:

Exhibit Index
-------------
     13 Brown-Forman Corporation's Annual Report to Stockholders for the year ended April 30, 2000, but only to the extent set forth in Items 1, 5, 6, 7, 7A and 8 of this Annual Report on Form 10-K for the year ended April 30, 2000.

     21      Subsidiaries of the Registrant.

     23      Consent of PricewaterhouseCoopers LLP independent accountants.

     27      Financial Data Schedule (not considered to be filed).

Previously Filed:
 Exhibit Index
-------------
    3(a) Restated Certificate of Incorporation of registrant, which is incorporated into this report by reference to Brown-Forman Corporation's Form 10-K filed on July 19, 1994.

    3(b) Certificate of Amendment to Restated Certificate of Incorporation of registrant, which is incorporated into this report by reference to Brown-Forman Corporation's Form 10-K filed on July 19, 1994.

    3(c) Certificate of Ownership and Merger of Brown-Forman Corporation into Brown-Forman, Inc., which is incorporated into this report by reference to Brown-Forman Corporation's Form 10-K filed on July 19, 1994.

    3(d) Certificate of Amendment to Restated and Amended Certificate of Incorporation of Brown-Forman Corporation, which is incorporated into this report by reference to Brown-Forman Corporation's Form 10-K filed on July 19, 1994.

    3(e) The by-laws of registrant, as amended on May 25, 2000, which is incorporated into this report by reference to Brown-Forman Corporation's Form 8-K filed on May 31, 2000.

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

    10(b) Brown-Forman Corporation Restricted Stock Plan, which is incorporated into this report by reference to Brown-Forman Corporation's Form 10-K filed on July 19, 1994.

    10(c) Brown-Forman Corporation Supplemental Excess Retirement Plan, which is incorporated into this report by reference to Brown-Forman Corporation's Form 10-K filed on July 23, 1990.

    10(d) Brown-Forman Corporation Stock Appreciation Rights Plan, which is incorporated into this report by reference to Brown-Forman Corporation's Form 10-K filed on July 23, 1990.

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

    10(h) Credit Agreement dated as of October 29, 1997, among Brown-Forman Corporation and a group of United States and international banks, which is incorporated into this report by reference to Amendment No. 1 to Brown-Forman Corporation's Form 10-Q filed on December 15, 1997.

(b) Reports on Form 8-K:

    On May 31, 2000, the Registrant filed a report on Form 8-K regarding an amendment to the Registrant's by-laws that decreased the minimum number of directors sitting on the Executive Committee from three to two (including the Chief Executive Officer).

    On June 5, 2000, the Registrant filed a report on Form 8-K announcing that Steven B. Ratoff, Chief Financial Officer of the Registrant, would be transitioning from that post.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            BROWN-FORMAN CORPORATION
                                                 (Registrant)



                                            /s/ OWSLEY BROWN II
                                            ------------------------------------
Date:  May 25, 2000                         By:  Owsley Brown II
                                                  Chairman of the Board and
                                                  Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on May 25, 2000 as indicated:


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


/s/ BARRY D. BRAMLEY
---------------------------------------
By:   Barry D. Bramley
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



REPORT OF INDEPENDENT ACCOUNTANTS


Brown-Forman Corporation
Louisville, Kentucky

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Brown-Forman Corporation and its subsidiaries at April 30, 1998, 1999, and 2000, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky
May 25, 2000, except as to Note 15,
 for which the date is June 15, 2000

                    BROWN-FORMAN CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               For the Years Ended April 30, 1998, 1999, and 2000
                            (Expressed in thousands)


                      Col. A                           Col. B                Col. C                Col. D           Col. E
                      ------                           ------                ------                ------           ------
                                                                           Additions
                                                     Balance at            Charged to                              Balance at
                                                     Beginning                Costs                                    End
                   Description                       of Period            and Expenses           Deductions         of Period
                   -----------                       ----------           ------------           ----------        ----------

1998
    Allowance for Doubtful Accounts                     $10,220              $  6,648             $ 5,906(1)           $10,962

1999
    Allowance for Doubtful Accounts                     $10,962              $  7,582             $ 7,385(1)           $11,159

2000
    Allowance for Doubtful Accounts                     $11,159              $  5,833             $ 5,346(1)           $11,646



 (1) Doubtful accounts written off, net of recoveries.