Form 10-Q
period 2000-07-31
BROWN FORMAN CORP
filed 2000-08-31
CIK 14693

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

  |X|      QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended JULY 31, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 31, 2000

      Class A Common Stock ($.15 par value, voting)             28,988,091
      Class B Common Stock ($.15 par value, nonvoting)          39,530,582

                            BROWN-FORMAN CORPORATION
                       Index to Quarterly Report Form 10-Q


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                Page

          Condensed Consolidated Statement of Income
             Three months ended July 31, 1999 and 2000                   3

          Condensed Consolidated Balance Sheet
             April 30, 2000 and July 31, 2000                            4

          Condensed Consolidated Statement of Cash Flows
             Three months ended July 31, 1999 and 2000                   5

          Notes to the Condensed Consolidated Financial Statements       6 -  8


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  9 - 11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk     11


                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders            12

Item 6.  Exhibits and Reports on Form 8-K                               12

Signatures                                                              13

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                            BROWN-FORMAN CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

                                                        Three Months Ended
                                                             July 31,
                                                     1999                 2000
                                                   -------              -------

Net sales                                          $ 436.6              $ 466.0
Excise taxes                                          52.8                 55.6
Cost of sales                                        152.5                155.4
                                                   -------              -------
      Gross profit                                   231.3                255.0

Selling, general, and administrative expenses        108.1                115.0
Advertising expenses                                  61.0                 72.1
                                                   -------              -------
   Operating income                                   62.2                 67.9

Interest income                                        2.2                  3.1
Interest expense                                       3.9                  4.0
                                                   -------              -------
   Income before income taxes                         60.5                 67.0

Taxes on income                                       22.1                 24.4
                                                   -------              -------
   Net income                                      $  38.4              $  42.6
                                                   =======              =======

Earnings per share
 - Basic and Diluted                               $  0.56              $  0.62
                                                   =======              =======

Shares (in thousands) used in the
calculation of earnings per share
 - Basic                                            68,508               68,517
 - Diluted                                          68,600               68,558

Cash dividends declared per common share           $ 0.295              $  0.31
                                                   =======              =======


See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                                  April 30,           July 31,
                                                    2000                2000
                                                                     (Unaudited)
                                                  --------             --------
Assets
------
Cash and cash equivalents                         $  180.2             $  188.0
Accounts receivable, net                             293.7                249.9
Inventories:
   Barreled whiskey                                  202.1                205.2
   Finished goods                                    183.7                208.5
   Work in process                                    80.3                 67.8
   Raw materials and supplies                         48.1                 52.7
                                                  --------             --------
      Total inventories                              514.2                534.2

Other current assets                                  32.2                 25.9
                                                  --------             --------
   Total current assets                            1,020.3                998.0

Property, plant and equipment, net                   375.7                385.2
Intangible assets, net                               269.6                268.7
Other assets                                         136.2                154.9
                                                  --------             --------
   Total assets                                   $1,801.8             $1,806.8
                                                  ========             ========
Liabilities
-----------
Commercial paper                                  $  220.4             $  208.3
Accounts payable and accrued expenses                280.1                251.0
Current portion of long-term debt                      6.0                  6.0
Accrued taxes on income                                1.4                 37.7
Dividends payable                                      --                  21.2
Deferred income taxes                                 14.6                 14.6
                                                  --------             --------
   Total current liabilities                         522.5                538.8

Long-term debt                                        40.2                 40.2
Deferred income taxes                                 95.3                 82.0
Accrued postretirement benefits                       58.3                 58.5
Other liabilities and deferred income                 37.5                 38.6
                                                  --------             --------
   Total liabilities                                 753.8                758.1

Stockholders' Equity
--------------------
Common stock                                          10.3                 10.3
Retained earnings                                  1,080.4              1,080.4
Cumulative translation adjustment                    (13.3)               (13.0)
Treasury stock (483,846 and 477,565 Class B
 common shares at April 30 and July 31,
 respectively)                                       (29.4)               (29.0)
                                                  --------             --------
   Total stockholders' equity                      1,048.0              1,048.7
                                                  --------             --------
   Total liabilities and stockholders' equity     $1,801.8             $1,806.8
                                                  ========             ========

Note: The balance sheet at April 30, 2000, has been taken from the audited financial statements at that date, and condensed.

See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
          (In millions; amounts in parentheses are reductions of cash)

                                                         Three Months Ended
                                                             July 31,
                                                     1999                 2000
                                                   -------              -------
Cash flows from operating activities:
   Net income                                      $  38.4              $  42.6
   Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Depreciation                                    12.8                 13.2
      Amortization                                     2.6                  2.7
      Deferred income taxes                          (14.2)               (13.3)
      Other                                           (1.7)                (4.7)
   Changes in assets and liabilities:
      Accounts receivable                             18.0                 48.8
      Inventories                                    (15.9)               (20.7)
      Other current assets                            (5.1)                 5.5
      Accounts payable and accrued expenses            9.6                (29.1)
      Accrued taxes on income                         25.4                 36.3
                                                   -------              -------
         Cash provided by operating activities        69.9                 81.3

Cash flows from investing activities:
   Additions to property, plant, and equipment       (12.5)               (21.0)
   Disposals of property, plant, and equipment         0.7                  0.1
   Investment in affiliate                             --                 (14.8)
   Other                                              (6.4)                (4.4)
                                                   -------              -------
         Cash used for investing activities          (18.2)               (40.1)

Cash flows from financing activities:
   Net change in commercial paper                    (15.0)               (12.1)
   Reduction of long-term debt                        (6.9)                 --
   Dividends paid                                    (20.2)               (21.3)
                                                   -------              -------
         Cash used for financing activities          (42.1)               (33.4)
                                                   -------              -------
Net increase in cash and cash equivalents              9.6                  7.8

Cash and cash equivalents, beginning of period       171.2                180.2
                                                   -------              -------
Cash and cash equivalents, end of period           $ 180.8              $ 188.0
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

                            BROWN-FORMAN CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

In these notes, "we," "us," and "our" refer to Brown-Forman Corporation.

1.   Condensed Consolidated Financial Statements

We prepared these unaudited condensed consolidated statements using our customary accounting practices as set out in our 2000 annual report on Form 10-K (the "2000 Annual Report"). We made all of the adjustments (which includes only normal, recurring adjustments) needed to present this data fairly.

We condensed or left out some of the information found in financial statements prepared according to generally accepted accounting principles ("GAAP"). You should read these financial statements together with the 2000 Annual Report, which does conform to GAAP.

2.   Inventories

We use the last-in, first-out method to determine the cost of almost all of our inventories. If the last-in, first-out method had not been used, inventories would have been $110.3 million higher than reported as of April 30, 2000, and $108.5 million higher than reported as of July 31, 2000.

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

5.   Earnings Per Share

Basic earnings per share is calculated using net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated in the same manner, except that the denominator also includes additional common shares that would have been issued if outstanding stock options had been exercised during the period. The dilutive effect of outstanding stock options is determined by application of the treasury stock method.

6.   Business Segment Information

                                                  Three Months Ended
                                                        July 31,
                                                  1999            2000
                                                 ------          ------
Net sales:
   Wine and spirits                              $324.4          $341.1
   Consumer durables                              112.2           124.9
                                                 ------          ------
      Consolidated net sales                     $436.6          $466.0
                                                 ======          ======

Operating income (loss):
   Wine and spirits                              $ 64.1          $ 68.1
   Consumer durables                               (1.9)           (0.2)
                                                 ------          ------
                                                   62.2            67.9
Interest expense, net                               1.7             0.9
                                                 ------          ------
   Consolidated income before income taxes         60.5            67.0
                                                 ======          ======


7.   Comprehensive Income

Comprehensive income, which is defined as the change in equity from transactions and other events from nonowner sources, was as follows (in millions):

                                                  Three Months Ended
                                                        July 31,
                                                  1999            2000
                                                 ------          ------
Net income                                       $ 38.4          $ 42.6
Foreign currency translation adjustment            (0.5)            0.3
                                                 ------          ------
   Comprehensive income                          $ 37.9          $ 42.9
                                                 ======          ======


8.   New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 requires that all derivatives be measured at fair value and recognized in the balance sheet as either assets or liabilities. Statement No. 133 also requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires formal documentation, designation, and assessment of the effectiveness of derivatives that receive hedge accounting.

Statement No. 133, as amended by Statements No. 137 and 138, is effective for fiscal years beginning after June 15, 2000. We plan to adopt Statement No. 133 as of May 1, 2001. The adoption is not expected to have a material impact on our consolidated financial statements.

9.   Investment in Affiliate

On May 17, 2000, we reached an agreement with Glenmorangie plc to become the sales and marketing representative for the Glenmorangie and Ardberg Single Malt Scotch brands in certain global markets, including Continental Europe, the Far East, Australia, Mexico, Canada, the Caribbean, and South America. In connection with this arrangement, we purchased approximately 10% of the voting rights of Glenmorangie plc at a cost of $14.8 million during the quarter ended July 31, 2000.

10.  Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

11.  Subsequent Event

On August 2, 2000, we acquired 45% of Finlandia Vodka Worldwide Ltd (FVW), which owns the Finlandia trademark and the rights to market Finlandia Vodka, at a purchase price of approximately $84 million. In connection with this purchase, Brown-Forman's rights to distribute Finlandia have been expanded beyond the U.S. to include all markets other than Finland and the Nordic countries, the Baltic States, the Czech Republic and Poland. During the three-year period ending December 31, 2006, Brown-Forman may be required to acquire some or all of the remaining 55% of FVW.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis along with our 2000 Annual Report. Note that the results of operations for the three months ended July 31, 2000, do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, "we," "us," and "our" refer to Brown-Forman Corporation.

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

Beverage Risk Factors: The U.S. beverage alcohol business is highly sensitive to tax increases; an increase in the federal excise tax (which we do not anticipate at this time) would depress our domestic beverage business. Our current outlook for our domestic beverage business anticipates continued success of Jack Daniel's Tennessee Whiskey, Southern Comfort, and our other core wine and spirits brands. Current expectations for our foreign beverage business could prove to be optimistic if the U.S. dollar strengthens against other currencies or if economic conditions deteriorate in the principal countries to which we export our beverage products, including the United Kingdom, Germany, Japan, and Australia. The wine and spirits business, both in the United States and abroad, is also sensitive to political and social trends. Legal or regulatory measures against beverage alcohol (including its advertising and promotion) could adversely affect sales. Product liability litigation against the alcohol industry, while not currently a major risk factor, could become significant if new lawsuits were filed against alcohol manufacturers. Current expectations for our global beverage business may not be met if consumption trends do not continue to increase. Profits could also be affected if grain or grape prices increase.

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

Results of Operations:
First Quarter Fiscal 2001 Compared to First Quarter Fiscal 2000

Here is a summary of our operating performance (expressed in millions, except percentage and per share amounts):

                                             Three Months Ended
                                                   July 31,
                                            1999             2000         Change
                                           ------           ------        ------
Net Sales:
   Wine & Spirits                          $324.4           $341.1          5 %
   Consumer Durables                        112.2            124.9         11 %
                                           ------           ------
      Total                                $436.6           $466.0          7 %

Gross Profit:
   Wine & Spirits                          $175.1           $190.4          9 %
   Consumer Durables                         56.2             64.6         15 %
                                           ------           ------
      Total                                $231.3           $255.0         10 %

Operating Income (Loss):
   Wine & Spirits                          $ 64.1           $ 68.1          6 %
   Consumer Durables                         (1.9)            (0.2)         N/M
                                           ------           ------
      Total                                $ 62.2           $ 67.9          9 %

Net Income                                 $ 38.4           $ 42.6         11 %

Earnings per Share - Basic and Diluted     $ 0.56           $ 0.62         11 %

Effective Tax Rate                           36.5%            36.4%


Sales for our wine and spirits segment increased 5%, as demand for Jack Daniel's continued to expand around the world and sales for Southern Comfort rose in the U.S. Gross profit and operating income from the wine and spirits segment increased 9% and 6%, respectively, for the quarter. A higher gross margin reflected the realization of cost efficiencies, modest price increases, and an improving product mix. Operating income for the quarter benefited from hedging gains that more than offset the negative impact of translating weaker foreign currencies into U.S. dollars, as our first quarter hedging position was increased substantially in anticipation of overseas investments, including the acquisition of equity stakes in Finlandia Vodka and Glenmorangie Single Malt Scotch Whiskies. Comparison of operating results for the quarter was affected by last year's millenium activity for Korbel Champagne. Excluding Korbel, first quarter sales, gross profit and operating income for the segment grew 9%, 11% and 12%, respectively.

Revenues and gross profit for the quarter from our consumer durables segment increased 11% and 15%, respectively. Broad-based growth across product lines and channels of distribution reduced the operating loss for this seasonal business to $0.2 million for the quarter.

Net interest expense declined from last year's first quarter due to lower net debt balances. The reduction in the company's consolidated effective tax rate reflects lower effective state tax rates.

Current business trends indicate a favorable outlook for growth. Consistent marketing investments placed behind our premium brands over the past several years have resulted in increased consumer demand. We expect to sustain this long-term commitment to brand building by expanding advertising outlays 8% to 10% during fiscal 2001. Although a weakening euro and other important currencies may constrain U.S. dollar earnings growth in subsequent quarters, we remain optimistic about continued growth during the remainder of the fiscal year.

As discussed in Note 8 to the accompanying condensed consolidated financial statements, we are required to adopt SFAS No. 133 by May 1, 2001. The adoption of SFAS No. 133 is not expected to have a material impact on our consolidated financial statements.

Liquidity and Financial Condition

Cash and cash equivalents increased by $7.8 million during the three months ended July 31, 2000, as cash provided by operating activities exceeded cash used for financing and investing activities. Cash provided by operations totaled $81.3 million, primarily reflecting net income before depreciation and amortization and the normal seasonal increase in accrued income taxes and decrease in accounts receivable during the period. Those amounts were partially offset by a reduction in accounts payable and accrued expenses, and an increase in inventories, as well as a continued partial liquidation of deferred income taxes in compliance with revised U.S. tax regulations. Cash of $40.1 million was used for investing activities, including the investment of $14.8 million for an equity stake in Glenmorangie. Cash of $33.4 million was used for financing activities, reflecting dividend and debt payments made during the period.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Since April 30, 2000, there have been no material changes in the company's interest rate, foreign currency and commodity price exposures, the types of derivative financial instruments used to hedge those exposures, or the underlying market conditions.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the company held July 27, 2000, the following matter was voted upon:

    Election of Jerry E. Abramson, Barry D. Bramley, Geo. Garvin Brown III, Owsley Brown II, Donald G. Calder, Owsley Brown Frazier, Richard P. Mayer, Stephen E. O'Neil, William M. Street, and Dace Brown Stubbs to serve as directors until the next annual election of directors, or until a successor has been elected and qualified.

                                         For               Withheld
                                      ----------           --------
    Jerry E. Abramson                 27,666,682            21,306
    Barry D. Bramley                  27,673,436            14,552
    Geo. Garvin Brown III             27,671,192            16,795
    Owsley Brown II                   27,674,254            13,733
    Donald G. Calder                  27,674,282            13,705
    Owsley Brown Frazier              27,671,192            16,795
    Richard P. Mayer                  27,674,066            13,921
    Stephen E. O'Neil                 27,673,961            14,026
    William M. Street                 27,674,285            13,702
    Dace Brown Stubbs                 27,670,872            17,115


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

                                                BROWN-FORMAN CORPORATION
                                                     (Registrant)


Date:   August 31, 2000                         By:  /s/ Steven B. Ratoff
                                                Steven B. Ratoff
                                                Executive Vice President and
                                                 Chief Financial Officer
                                                (On behalf of the Registrant and
                                                 as Principal Financial Officer)