Form 10-Q
period 2000-10-31
BROWN FORMAN CORP
filed 2000-12-04
CIK 14693

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

  |X|      QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended OCTOBER 31, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: November 30, 2000

      Class A Common Stock ($.15 par value, voting)             28,988,091
      Class B Common Stock ($.15 par value, nonvoting)          39,470,091

                            BROWN-FORMAN CORPORATION
                       Index to Quarterly Report Form 10-Q


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                Page

          Condensed Consolidated Statement of Income
             Three months ended October 31, 1999 and 2000                3
             Six months ended October 31, 1999 and 2000                  3

          Condensed Consolidated Balance Sheet
             April 30, 2000 and October 31, 2000                         4

          Condensed Consolidated Statement of Cash Flows
             Six months ended October 31, 1999 and 2000                  5

          Notes to the Condensed Consolidated Financial Statements       6 -  8


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  9 - 12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk     12


                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                               13

Signatures                                                              14

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                            BROWN-FORMAN CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

                                    Three Months Ended       Six Months Ended
                                        October 31,             October 31,
                                     1999        2000        1999         2000
                                   -------     -------     --------     --------

Net sales                          $ 642.1     $ 646.8     $1,078.6     $1,112.8
Excise taxes                          75.8        72.7        128.6        128.2
Cost of sales                        244.8       234.1        397.2        389.6
                                   -------     -------     --------     --------
      Gross profit                   321.5       340.0        552.8        595.0

Advertising expenses                  81.3        82.4        142.3        154.5
Selling, general, and
 administrative expenses             123.7       128.8        231.8        243.8
                                   -------     -------     --------     --------
   Operating income                  116.5       128.8        178.7        196.7

Interest income                        2.5         1.7          4.7          4.8
Interest expense                       4.2         4.6          8.1          8.6
                                   -------     -------     --------     --------
   Income before income taxes        114.8       125.9        175.3        192.9

Taxes on income                       41.9        45.8         64.0         70.2
                                   -------     -------     --------     --------
   Net income                      $  72.9     $  80.1     $  111.3     $  122.7
                                   =======     =======     ========     ========

Earnings per share
 - Basic and Diluted               $  1.06     $  1.17     $   1.62     $   1.79
                                   =======     =======     ========     ========

Shares (in thousands) used in the
calculation of earnings per share
 - Basic                            68,510      68,473       68,509       68,491
 - Diluted                          68,583      68,535       68,591       68,543

Cash dividends declared
 per common share                  $ 0.295     $  0.31     $   0.59     $   0.62
                                   =======     =======     ========     ========


See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                                  April 30,          October 31,
                                                    2000                2000
                                                                     (Unaudited)
                                                  --------             --------
Assets
------
Cash and cash equivalents                         $  180.2             $   98.5
Accounts receivable, net                             293.7                386.4
Inventories:
   Barreled whiskey                                  202.1                208.7
   Finished goods                                    183.7                226.8
   Work in process                                    80.3                 99.0
   Raw materials and supplies                         48.1                 49.0
                                                  --------             --------
      Total inventories                              514.2                583.5

Other current assets                                  32.2                 18.2
                                                  --------             --------
   Total current assets                            1,020.3              1,086.6

Property, plant and equipment, net                   375.7                400.8
Intangible assets, net                               269.6                267.2
Other assets                                         136.2                241.0
                                                  --------             --------
   Total assets                                   $1,801.8             $1,995.6
                                                  ========             ========
Liabilities
-----------
Commercial paper                                  $  220.4             $  268.7
Accounts payable and accrued expenses                280.1                339.5
Current portion of long-term debt                      6.0                  5.9
Accrued taxes on income                                1.4                 43.6
Deferred income taxes                                 14.6                 14.6
                                                  --------             --------
   Total current liabilities                         522.5                672.3

Long-term debt                                        40.2                 40.1
Deferred income taxes                                 95.3                 65.8
Accrued postretirement benefits                       58.3                 59.7
Other liabilities and deferred income                 37.5                 36.5
                                                  --------             --------
   Total liabilities                                 753.8                874.4

Stockholders' Equity
--------------------
Common stock                                          10.3                 10.3
Retained earnings                                  1,080.4              1,160.5
Cumulative translation adjustment                    (13.3)               (17.5)
Treasury stock (483,846 and 538,056 Class B
 common shares at April 30 and October 31,
 respectively)                                       (29.4)               (32.1)
                                                  --------             --------
   Total stockholders' equity                      1,048.0              1,121.2
                                                  --------             --------
   Total liabilities and stockholders' equity     $1,801.8             $1,995.6
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

                            BROWN-FORMAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
          (In millions; amounts in parentheses are reductions of cash)

                                                          Six Months Ended
                                                             October 31,
                                                     1999                 2000
                                                   -------              -------
Cash flows from operating activities:
   Net income                                      $ 111.3              $ 122.7
   Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Depreciation                                    25.2                 27.0
      Amortization                                     5.1                  5.4
      Deferred income taxes                          (20.3)               (29.5)
      Other                                           (5.6)               (10.4)
   Changes in assets and liabilities:
      Accounts receivable                           (131.8)               (92.7)
      Inventories                                    (27.9)               (69.3)
      Other current assets                            (2.5)                13.2
      Accounts payable and accrued expenses           96.8                 59.4
      Accrued taxes on income                          5.5                 42.2
                                                   -------              -------
         Cash provided by operating activities        55.8                 68.0

Cash flows from investing activities:
   Additions to property, plant, and equipment       (30.4)               (50.1)
   Investment in affiliates                            --                (102.0)
   Net purchases of short-term investments           (72.4)                 --
   Other                                              (9.1)                (0.1)
                                                   -------              -------
         Cash used for investing activities         (111.9)              (152.2)

Cash flows from financing activities:
   Net change in commercial paper                     64.0                 48.3
   Reduction of long-term debt                       (23.9)                (0.2)
   Acquisition of treasury stock                       --                  (3.1)
   Dividends paid                                    (40.4)               (42.5)
                                                   -------              -------
         Cash provided by (used for)
          financing activities                        (0.3)                 2.5
                                                   -------              -------
Net decrease in cash and cash equivalents            (56.4)               (81.7)

Cash and cash equivalents, beginning of period       171.2                180.2
                                                   -------              -------
Cash and cash equivalents, end of period           $ 114.8              $  98.5
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

2.   Inventories

We use the last-in, first-out method to determine the cost of almost all of our inventories. If the last-in, first-out method had not been used, inventories would have been $110.3 million higher than reported as of April 30, 2000, and $108.0 million higher than reported as of October 31, 2000.

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

5.   Earnings Per Share

Basic earnings per share is calculated as net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated in the same manner, except that the denominator also includes additional common shares that would have been issued if outstanding stock options had been exercised during the period. The dilutive effect of outstanding stock options is determined by application of the treasury stock method.

6.   Business Segment Information

                                    Three Months Ended       Six Months Ended
                                        October 31,             October 31,
                                      1999       2000        1999         2000
                                     ------     ------     --------     --------
Net sales:
   Wine and spirits                  $458.0     $453.4     $  782.3     $  794.6
   Consumer durables                  184.1      193.4        296.3        318.2
                                     ------     ------     --------     --------
      Consolidated net sales         $642.1     $646.8     $1,078.6     $1,112.8
                                     ======     ======     ========     ========

Operating income:
   Wine and spirits                  $ 87.6     $ 96.1     $  151.7     $  164.2
   Consumer durables                   28.9       32.7         27.0         32.5
                                     ------     ------     --------     --------
                                      116.5      128.8        178.7        196.7
Interest expense, net                   1.7        2.9          3.4          3.8
                                     ------     ------     --------     --------
   Consolidated income
    before income taxes              $114.8     $125.9     $  175.3     $  192.9
                                     ======     ======     ========     ========


7.   Comprehensive Income

Comprehensive income, which is defined as the change in equity from transactions and other events from nonowner sources, was as follows (in millions):

                                    Three Months Ended       Six Months Ended
                                        October 31,            October 31,
                                      1999       2000       1999         2000
                                     ------     ------     ------       ------
Net income                           $ 72.9     $ 80.1     $111.3       $122.7
Foreign currency translation
 adjustment                             0.6       (4.5)       0.1         (4.2)
                                     ------     ------     ------       ------
   Comprehensive income              $ 73.5     $ 75.6     $111.4       $118.5
                                     ======     ======     ======       ======

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

Statement No. 133, as amended by Statements No. 137 and 138, is effective for fiscal years beginning after June 15, 2000. We plan to adopt the Statements as of May 1, 2001. The adoption is not expected to have a material impact on our consolidated financial statements.


9.   Investment in Affiliates

On May 17, 2000, we reached an agreement with Glenmorangie plc to become the sales and marketing representative for the Glenmorangie and Ardberg Single Malt Scotch brands in certain global markets, including Continental Europe, the Far East, Australia, Mexico, Canada, the Caribbean, and South America. In connection with this arrangement, we purchased approximately 10% of the voting rights of Glenmorangie plc at a cost of $14.8 million.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis along with our 2000 Annual Report. Note that the results of operations for the six months ended October 31, 2000, do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, "we," "us," and "our" refer to Brown-Forman Corporation.

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

Results of Operations:
Second Quarter Fiscal 2001 Compared to Second Quarter Fiscal 2000

Here is a summary of our operating performance (expressed in millions, except percentage and per share amounts):

                                             Three Months Ended
                                                 October 31,
                                            1999             2000         Change
                                           ------           ------        ------
Net Sales:
   Wine & Spirits                          $458.0           $453.4         (1 %)
   Consumer Durables                        184.1            193.4          5 %
                                           ------           ------
      Total                                $642.1           $646.8          1 %

Gross Profit:
   Wine & Spirits                          $229.8           $241.8          5 %
   Consumer Durables                         91.7             98.2          7 %
                                           ------           ------
      Total                                $321.5           $340.0          6 %

Operating Income:
   Wine & Spirits                          $ 87.6           $ 96.1         10 %
   Consumer Durables                         28.9             32.7         13 %
                                           ------           ------
      Total                                $116.5           $128.8         11 %

Net Income                                 $ 72.9           $ 80.1         10 %

Earnings per Share - Basic and Diluted     $ 1.06           $ 1.17         10 %

Effective Tax Rate                           36.5%            36.4%


Beverage operating income improved 10% for the quarter; segment gross profit grew 5% while sales declined 1%. Consumer demand expanded around the world for most of our premium brands, notably Jack Daniel's, Southern Comfort, Finlandia Vodka and Fetzer Wines. Shipments of Korbel Champagnes were down significantly from last year's millenial period, however, moderating segment growth trends for sales and gross profit. Promotional outlays also returned to pre-millenial levels in the quarter, yielding a higher growth rate for operating earnings.

Second quarter operating income for the consumer durables segment improved 13% on a 7% gain in gross profit, reflecting solid growth across most product lines and channels of distribution.

Results of Operations:
Six Months Fiscal 2001 Compared to Six Months Fiscal 2000

Here is a summary of our operating performance (expressed in millions, except percentage and per share amounts):

                                              Six Months Ended
                                                 October 31,
                                           1999             2000          Change
                                         --------         --------        ------
Net Sales:
   Wine & Spirits                        $  782.3         $  794.6          2 %
   Consumer Durables                        296.3            318.2          7 %
                                         --------         --------
      Total                              $1,078.6         $1,112.8          3 %

Gross Profit:
   Wine & Spirits                        $  404.9         $  432.2          7 %
   Consumer Durables                        147.9            162.8         10 %
                                         --------         --------
      Total                              $  552.8         $  595.0          8 %

Operating Income:
   Wine & Spirits                        $  151.7         $  164.2          8 %
   Consumer Durables                         27.0             32.5         20 %
                                         --------         --------
      Total                              $  178.7         $  196.7         10 %

Net Income                               $  111.3         $  122.7         10 %

Earnings per Share - Basic and Diluted   $   1.62         $   1.79         10 %

Effective Tax Rate                           36.5%            36.4%


Sales for our wine and spirits segment increased 2%, fueled by strong demand around the world for the Jack Daniel's family of brands, Southern Comfort, Fetzer, Finlandia and Bolla, partially offset by the negative impact of translating weaker foreign currencies into U.S. dollars. Beverage gross profit and operating income increased 7% and 8%, respectively. A higher gross margin reflected price increases in selected markets, an improving product mix and the recognition of cost efficiencies. Comparison of operating results for the period was affected by last year's millenium activity for Korbel Champagne.

Operating income for the consumer durables segment improved 20% on gains in revenues and gross profit of 7% and 10%, respectively, reflecting broad-based growth across most product lines.

Net interest expense increased slightly from last year due to higher net debt balances. The very modest reduction in the company's consolidated effective tax rate reflects lower effective state tax rates.

Our outlook for growth remains positive. Consumer demand for our premium brands is strengthening around the world. Shipments of Korbel Champagne are expected to return to normal levels for the rest of the year, following a period in which demand was affected by trade overstocking of competitive brands. And while a weakening of the Euro and other important currencies will likely constrain dollar earnings growth, we are optimistic in our outlook for the balance of the year.

As discussed in Note 8 to the accompanying condensed consolidated financial statements, we plan to adopt FASB Statement No. 133, as amended by Statements No. 137 and 138, as of May 1, 2001. The adoption of these Statements is not expected to have a material impact on our consolidated financial statements.

Liquidity and Financial Condition

Cash and cash equivalents decreased by $81.7 million during the six months ended October 31, 2000, as cash provided by operating and financing activities was more than offset by cash used for investing activities. Cash provided by operations totaled $68.0 million, primarily reflecting net income before depreciation and amortization and an increase in accounts payable and accrued expenses during the period. These amounts were partially offset by the normal seasonal increase in accounts receivable and inventories as well as a continued partial liquidation of deferred income taxes in compliance with revised U.S. tax regulations. Cash of $2.5 million was provided by financing activities, primarily reflecting proceeds from the issuance of commercial paper offset by dividends paid during the period. Cash of $152.2 million was used for investing activities, consisting mostly of the acquisition of equity stakes in Finlandia and Glenmorangie, as well as expenditures to expand and modernize our production facilities.

Dividends

The Board of Directors increased the quarterly cash dividend 6.5% from $0.31 to $0.33 per share on both Class A and Class B common stock, payable January 1, 2001. As a result, the indicated annual cash dividend per share rose from $1.24 to $1.32.


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

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits:

       Exhibit
       Number                   Exhibit
       -------                  -------

         27                     Financial Data Schedule

(b)    Reports on Form 8-K:

       On September 6, 2000, the Registrant filed a report on Form 8-K announcing (1) the purchase by the company of 61,992 shares of its Class B common stock in a private transaction and (2) the promotion of certain executives within its beverage organization.

       On November 9, 2000, the Registrant filed a report on Form 8-K announcing a presentation made by John P. Bridendall, Senior Vice President and Director of Corporate Development, at the Morgan Stanley Dean Witter Global Consumer Group Conference on November 8, 2000.

       On November 15, 2000, the Registrant filed a report on Form 8-K announcing the election of William M. Street to the position of president of Brown-Forman Corporation.

                                   SIGNATURES

As required by the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned authorized officer.

                                                BROWN-FORMAN CORPORATION
                                                     (Registrant)


Date:   December 4, 2000                   By:  /s/ Steven B. Ratoff
                                                Steven B. Ratoff
                                                Executive Vice President and
                                                 Chief Financial Officer
                                                (On behalf of the Registrant and
                                                 as Principal Financial Officer)