Form 10-Q
period 2001-01-31
BROWN FORMAN CORP
filed 2001-03-05
CIK 14693

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

  |X|      QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended JANUARY 31, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: February 28, 2001

      Class A Common Stock ($.15 par value, voting)             28,988,091
      Class B Common Stock ($.15 par value, nonvoting)          39,469,891

                            BROWN-FORMAN CORPORATION
                       Index to Quarterly Report Form 10-Q


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                Page

          Condensed Consolidated Statement of Income
             Three months ended January 31, 2000 and 2001                3
             Nine months ended January 31, 2000 and 2001                 3

          Condensed Consolidated Balance Sheet
             April 30, 2000 and January 31, 2001                         4

          Condensed Consolidated Statement of Cash Flows
             Nine months ended January 31, 2000 and 2001                 5

          Notes to the Condensed Consolidated Financial Statements       6 -  8


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  9 - 12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk     12


                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                               13

Signatures                                                              14

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                            BROWN-FORMAN CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

                                    Three Months Ended       Nine Months Ended
                                        January 31,             January 31,
                                     2000        2001        2000         2001
                                   -------     -------     --------     --------

Net sales                          $ 557.3     $ 559.4     $1,635.9     $1,672.2
Excise taxes                          62.9        64.1        191.6        192.3
Cost of sales                        210.6       205.0        607.7        594.6
                                   -------     -------     --------     --------
      Gross profit                   283.8       290.3        836.6        885.3

Advertising expenses                  75.4        74.5        217.7        229.0
Selling, general, and
 administrative expenses             121.3       125.0        353.1        368.9
                                   -------     -------     --------     --------
   Operating income                   87.1        90.8        265.8        287.4

Interest income                        2.6         2.0          7.3          6.8
Interest expense                       3.4         4.3         11.5         12.9
                                   -------     -------     --------     --------
   Income before income taxes         86.3        88.5        261.6        281.3

Taxes on income                       31.5        32.2         95.5        102.4
                                   -------     -------     --------     --------
   Net income                      $  54.8     $  56.3     $  166.1     $  178.9
                                   =======     =======     ========     ========

Earnings per share
 - Basic and Diluted               $  0.80     $  0.82     $   2.42     $   2.61
                                   =======     =======     ========     ========

Shares (in thousands) used in the
calculation of earnings per share
 - Basic                            68,510      68,460       68,509       68,482
 - Diluted                          68,573      68,599       68,585       68,563

Cash dividends declared
 per common share                  $  0.31     $  0.33     $   0.90     $   0.95
                                   =======     =======     ========     ========


See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                                  April 30,          January 31,
                                                    2000                2001
                                                                     (Unaudited)
                                                  --------             --------
Assets
------
Cash and cash equivalents                         $  180.2             $   78.5
Accounts receivable, net                             293.7                243.7
Inventories:
   Barreled whiskey                                  202.1                212.6
   Finished goods                                    183.7                212.2
   Work in process                                    80.3                107.7
   Raw materials and supplies                         48.1                 48.1
                                                  --------             --------
      Total inventories                              514.2                580.6

Other current assets                                  32.2                 18.0
                                                  --------             --------
   Total current assets                            1,020.3                920.8

Property, plant and equipment, net                   375.7                413.1
Intangible assets, net                               269.6                264.9
Other assets                                         136.2                256.6
                                                  --------             --------
   Total assets                                   $1,801.8             $1,855.4
                                                  ========             ========
Liabilities
-----------
Commercial paper                                  $  220.4             $  155.5
Accounts payable and accrued expenses                280.1                290.9
Dividends payable                                      --                  22.6
Current portion of long-term debt                      6.0                  --
Accrued taxes on income                                1.4                 41.2
Deferred income taxes                                 14.6                 14.6
                                                  --------             --------
   Total current liabilities                         522.5                524.8

Long-term debt                                        40.2                 40.2
Deferred income taxes                                 95.3                 60.3
Accrued postretirement benefits                       58.3                 60.1
Other liabilities and deferred income                 37.5                 34.3
                                                  --------             --------
   Total liabilities                                 753.8                719.7

Stockholders' Equity
--------------------
Common stock                                          10.3                 10.3
Retained earnings                                  1,080.4              1,171.5
Cumulative translation adjustment                    (13.3)               (14.3)
Treasury stock (483,846 and 533,672 Class B
 common shares at April 30 and January 31,
 respectively)                                       (29.4)               (31.8)
                                                  --------             --------
   Total stockholders' equity                      1,048.0              1,135.7
                                                  --------             --------
   Total liabilities and stockholders' equity     $1,801.8             $1,855.4
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

                            BROWN-FORMAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
          (In millions; amounts in parentheses are reductions of cash)

                                                         Nine Months Ended
                                                             January 31,
                                                     2000                 2001
                                                   -------              -------
Cash flows from operating activities:
   Net income                                      $ 166.1              $ 178.9
   Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Depreciation                                    37.2                 40.5
      Amortization                                     7.6                  8.0
      Deferred income taxes                          (33.9)               (35.0)
      Other                                           (5.5)               (13.8)
   Changes in assets and liabilities:
      Accounts receivable                             21.3                 50.0
      Inventories                                      0.5                (66.4)
      Other current assets                            (4.2)                13.4
      Accounts payable and accrued expenses           34.8                 10.8
      Accrued taxes on income                          0.5                 39.8
                                                   -------              -------
         Cash provided by operating activities       224.4                226.2

Cash flows from investing activities:
   Additions to property, plant, and equipment       (48.9)               (74.1)
   Investment in affiliates                           (6.0)              (113.1)
   Net purchases of short-term investments           (62.5)                 --
   Other                                              (5.0)                (1.7)
                                                   -------              -------
         Cash used for investing activities         (122.4)              (188.9)

Cash flows from financing activities:
   Net change in commercial paper                    (66.0)               (64.9)
   Reduction of long-term debt                       (24.2)                (6.0)
   Acquisition of treasury stock                       --                  (3.1)
   Dividends paid                                    (61.7)               (65.0)
                                                   -------              -------
         Cash used for financing activities         (151.9)              (139.0)
                                                   -------              -------
Net decrease in cash and cash equivalents            (49.9)              (101.7)

Cash and cash equivalents, beginning of period       171.2                180.2
                                                   -------              -------
Cash and cash equivalents, end of period           $ 121.3              $  78.5
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

2.   Inventories

We use the last-in, first-out method to determine the cost of almost all of our inventories. If the last-in, first-out method had not been used, inventories would have been $110.3 million higher than reported as of April 30, 2000, and $104.3 million higher than reported as of January 31, 2001.

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

6.   Business Segment Information (in millions)

                                    Three Months Ended       Nine Months Ended
                                        January 31,             January 31,
                                      2000       2001        2000         2001
                                     ------     ------     --------     --------
Net sales:
   Wine and spirits                  $393.0     $394.0     $1,175.3     $1,188.5
   Consumer durables                  164.3      165.4        460.6        483.7
                                     ------     ------     --------     --------
      Consolidated net sales         $557.3     $559.4     $1,635.9     $1,672.2
                                     ======     ======     ========     ========

Operating income:
   Wine and spirits                  $ 74.0     $ 77.5     $  225.7     $  241.7
   Consumer durables                   13.1       13.3         40.1         45.7
                                     ------     ------     --------     --------
                                       87.1       90.8        265.8        287.4
Interest expense, net                   0.8        2.3          4.2          6.1
                                     ------     ------     --------     --------
   Consolidated income
    before income taxes              $ 86.3     $ 88.5     $  261.6     $  281.3
                                     ======     ======     ========     ========


7.   Comprehensive Income

Comprehensive income, which is defined as the change in equity from transactions and other events from nonowner sources, was as follows (in millions):

                                    Three Months Ended      Nine Months Ended
                                        January 31,            January 31,
                                      2000       2001       2000         2001
                                     ------     ------     ------       ------
Net income                           $ 54.8     $ 56.3     $166.1       $178.9
Foreign currency translation
 adjustment                            (1.1)       3.2       (1.0)        (1.0)
                                     ------     ------     ------       ------
   Comprehensive income              $ 53.7     $ 59.5     $165.1       $177.9
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

Statement No. 133, as amended by Statements No. 137 and 138, is effective for fiscal years beginning after June 15, 2000. We plan to adopt the Statements as of May 1, 2001. While we have not yet quantified all effects of adopting the Statements, at this time we do not expect the adoption to have a material impact on our consolidated financial statements.


9.   Investment in Affiliates

On May 17, 2000, we reached an agreement with Glenmorangie plc to become the sales and marketing representative for the Glenmorangie and Ardberg Single Malt Scotch brands in certain global markets, including Continental Europe, the Far East, Australia, Mexico, Canada, the Caribbean, and South America. In connection with this arrangement, we purchased approximately 10% of the voting rights of Glenmorangie plc at a cost of $15 million.

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

On December 12, 2000, we acquired 45% of Distillerie Tuoni & Canepa,  which owns
the  trademark  to  Tuaca  liqueur,  at  a  purchase   price  of   approximately
$10 million.


10.  Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis along with our 2000 Annual Report. Note that the results of operations for the nine months ended January 31, 2001, do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, "we," "us," and "our" refer to Brown-Forman Corporation.

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

Beverage Risk Factors: Our current outlook for our domestic beverage business anticipates continued success of Jack Daniel's Tennessee Whiskey, Southern Comfort, and our other core spirits brands. This assumption is based in part on favorable demographic trends in the U.S. and many international markets for the sale of spirits and wine. Current expectations for our global beverage business may not be met if these demographic trends do not translate into corresponding sales increases. Profits could also be affected by increases in the price of grain, grapes or energy. Beverage wholesalers and retailers in the U.S. appear to be lowering their beverage trade inventories, which adversely affects shipments. In common with most other consumer businesses, our domestic beverage business will be hurt if the U.S. economy softens further or goes into a recession. Profits from our international beverage business may be adversely affected if the U.S. dollar continues to strengthen against other currencies or if economic conditions deteriorate in the principal countries to which we export our beverage products, including the United Kingdom, Germany, Japan, and Australia.

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

Consumer Durables Risk Factors: Earnings projections for our consumer durables segment anticipate a continued strengthening of our Lenox business and the revitalization of our Hartmann business. These projections could be offset by factors such as poor consumer response to direct mail, a soft retail environment at outlet malls, further department store consolidation, or weakened demand for tableware, giftware and/or leather goods. Consumer durables are usually discretionary purchases and the business would be impacted if the U.S. economy softens further or goes into a recession.

Results of Operations:
Third Quarter Fiscal 2001 Compared to Third Quarter Fiscal 2000

Here is a summary of our operating performance (expressed in millions, except percentage and per share amounts):

                                             Three Months Ended
                                                 January 31,
                                            2000             2001         Change
                                           ------           ------        ------
Net Sales:
   Wine & Spirits                          $393.0           $394.0         -- %
   Consumer Durables                        164.3            165.4          1 %
                                           ------           ------
      Total                                $557.3           $559.4         -- %

Gross Profit:
   Wine & Spirits                          $203.1           $209.0          3 %
   Consumer Durables                         80.7             81.3          1 %
                                           ------           ------
      Total                                $283.8           $290.3          2 %

Operating Income:
   Wine & Spirits                          $ 74.0           $ 77.5          5 %
   Consumer Durables                         13.1             13.3          2 %
                                           ------           ------
      Total                                $ 87.1           $ 90.8          4 %

Net Income                                 $ 54.8           $ 56.3          3 %

Earnings per Share - Basic and Diluted     $ 0.80           $ 0.82          3 %

Effective Tax Rate                           36.5%            36.4%


Gross profit for our wine and spirits segment improved 3% for the quarter, while sales were even against last year's comparable period, which benefited from millennial celebration activity. Operating expenses increased at a slower rate than gross profit, resulting in a 5% gain in operating income for the quarter. Comparative results were diminished by a challenging December trading environment, unfavorable exchange rates, and costs associated with our participation in the Seagram auction.

Revenues and gross profit from our consumer durables segment increased 1% for the quarter, with operating income improving 2%. Collectible products experienced vibrant sales and gross profit growth, while results for other consumer durable product lines generally trailed last year's performance.


Results of Operations:
Nine Months Fiscal 2001 Compared to Nine Months Fiscal 2000

Here is a summary of our operating performance (expressed in millions, except percentage and per share amounts):

                                             Nine Months Ended
                                                 January 31,
                                           2000             2001          Change
                                         --------         --------        ------
Net Sales:
   Wine & Spirits                        $1,175.3         $1,188.5          1 %
   Consumer Durables                        460.6            483.7          5 %
                                         --------         --------
      Total                              $1,635.9         $1,672.2          2 %

Gross Profit:
   Wine & Spirits                        $  607.9         $  641.2          5 %
   Consumer Durables                        228.7            244.1          7 %
                                         --------         --------
      Total                              $  836.6         $  885.3          6 %

Operating Income:
   Wine & Spirits                        $  225.7         $  241.7          7 %
   Consumer Durables                         40.1             45.7         14 %
                                         --------         --------
      Total                              $  265.8         $  287.4          8 %

Net Income                               $  166.1         $  178.9          8 %

Earnings per Share - Basic and Diluted   $   2.42         $   2.61          8 %

Effective Tax Rate                           36.5%            36.4%


Sales for our wine and spirits segment increased 1% compared to the same period last year, which benefited from millennial celebration activity and more favorable exchange rates. Sales of used barrels to Scotch whisky distillers are also down substantially this year, reflecting a recent industry decline in the production of Scotch. Beverage gross profit and operating income increased 5% and 7%, respectively, primarily reflecting price increases in selected markets and an improving product mix.

Operating income for the consumer durables segment improved 14% on gains in revenues and gross profit of 5% and 7%, respectively, reflecting an increase in consumer demand for collectibles and higher earnings across most wholesale product lines.

Net interest expense increased from last year due to higher interest rates as well as higher net debt balances resulting from capital expenditures and the acquisition of equity stakes in Finlandia Vodka Worldwide, Glenmorangie and Distillerie Tuoni & Canepa. The very modest reduction in the company's consolidated effective tax rate reflects lower effective state tax rates.

Brown-Forman's prospects for long-term growth remain positive, based upon favorable demographic trends and benefits from sustained brand investments. Signs of a slowing U.S. economy, Hartmann's recent weak performance and a continued movement toward lower beverage trade inventories suggest that the company's earnings growth rate will moderate for the balance of the fiscal year. We have also tempered our outlook for fiscal 2002 earnings growth to a rate in the high single-digit range.

As discussed in Note 8 to the accompanying condensed consolidated financial statements, we plan to adopt FASB Statement No. 133, as amended by Statements No. 137 and 138, as of May 1, 2001. While we have not yet quantified all the effects of adopting the Statements, at this time we do not expect the adoption to have a material impact on our consolidated financial statements.


Liquidity and Financial Condition

Cash and cash equivalents decreased by $101.7 million during the nine months ended January 31, 2001, as cash provided by operations was more than offset by cash used for investing and financing activities. Cash provided by operations totaled $226.2 million. Cash of $188.9 million was used for investing activities, including the acquisition of equity stakes in Finlandia Vodka Worldwide, Glenmorangie and Distillerie Tuoni & Canepa, as well as capital expenditures to expand and modernize our production facilities. In financing activities, $139.0 million was used primarily to pay dividends and reduce the amount of outstanding commercial paper.

Dividends

On January 25, 2001, the Board of Directors declared a regular quarterly cash dividend of $0.33 per share on both Class A and Class B common stock, payable April 1, 2001.


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

(a)    Exhibits:  None

(b)    Reports on Form 8-K:

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

       On February 16, 2001, the Registrant filed a report on Form 8-K announcing earnings for the quarter ended January 31, 2001.

       On February 21, 2001, the Registrant filed a report on Form 8-K announcing (1) the purchase by the company of 13,358 shares of its Class B common stock in a private transaction and (2) a presentation to be made by William M. Street, President of Brown-Forman Corporation, at the CAGNY Conference on February 23, 2001.

                                   SIGNATURES

As required by the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned authorized officer.

                                                BROWN-FORMAN CORPORATION
                                                     (Registrant)


Date:   March 5, 2001                      By:  /s/ Phoebe A. Wood
                                                Phoebe A. Wood
                                                Executive Vice President and
                                                 Chief Financial Officer
                                                (On behalf of the Registrant and
                                                 as Principal Financial Officer)