Form 10-K
period 2001-04-30
BROWN FORMAN CORP
filed 2001-07-27
CIK 14693

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended April 30, 2001
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

                                   Yes |X| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value, at April 30, 2001, of the voting and nonvoting equity held by nonaffiliates of the registrant was approximately $2,100,000,000.

The number of shares outstanding for each of the registrant's classes of Common Stock on June 30, 2001 was:
     Class A Common Stock (voting)            28,988,091
     Class B Common Stock (nonvoting)         39,476,769

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's 2001 Annual Report to Stockholders are incorporated by reference into Parts I, II, and IV of this report. Portions of the Proxy Statement of Registrant for use in connection with the Annual Meeting of Stockholders to be held July 26, 2001 are incorporated by reference into Part III of this report.

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

(b)  Financial information about industry segments:

Information regarding net sales, operating income, and total assets of each of our business segments is in Note 11 of Notes to Consolidated Financial Statements on pages 34 and 35 of our 2001 Annual Report to Stockholders, which information is incorporated into this report by reference in response to Item 8.

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

The Segment's brands consist of the following:

     Jack Daniel's Tennessee Whiskey
     Southern Comfort
     Canadian Mist Canadian Whisky
     Early Times Kentucky Whisky
     Finlandia Vodkas*
     Old Forester Kentucky Straight Bourbon Whisky
     Glenmorangie Single Highland Malt Scotch Whiskies*
     Jack Daniel's Country Cocktails
     Gentleman Jack Rare Tennessee Whiskey
     Jack Daniel's Single Barrel Tennessee Whiskey
     Woodford Reserve Kentucky Straight Bourbon Whiskey
     Fetzer Vineyards California Wines
     Korbel California Champagnes, Wines and Brandy*
     Bolla Italian Wines
     Sonoma-Cutrer Chardonnay Wines
     Bonterra Vineyards California Wines
     Jekel Vineyards California Wines
     Fontana Candida Italian Wines*
     Don Eduardo Tequilas*
     Ardberg Single Islay Malt Scotch Whisky*
     Usher's Scotch Whisky*
     McPherson Australian Wines*

     Mariah California Wines
     Chateau Tahbilk Australian Wines
     Noilly Prat Vermouths*
     Tuaca Liqueur*
     Pepe Lopez Tequilas
     Bel Arbor California Wines
     Glen Moray Single Speyside Malt Scotch Whisky*
     Michel Picard French Wines*
     Owen's Estate Australian Wines*
     Geoff Merrill Reserve Australian Wines*
     Armstrong Ridge California Champagne*



    * Brands represented in the U.S and other select markets by Brown-Forman


Statistics based on case sales, published annually by a leading trade publication, rank Jack Daniel's as the largest selling bourbon or Tennessee whiskey in the United States, Canadian Mist as the second-largest selling Canadian whiskey in the United States, Southern Comfort as the third-largest selling cordial in the United States, and Early Times as the fourth-largest selling bourbon in the United States.

A leading industry trade publication reported Korbel California Champagnes as the largest selling premium champagne in the United States. This trade publication also reported that, among numerous imported wines, Bolla Italian Wine is the leading premium Italian table wine in the United States. Fetzer was ranked tenth among California varietal wines and seventeenth among all domestic table wines.

We believe the statistics used to rank these products are reasonably accurate.

Our strategy with respect to the Wine and Spirits Segment is to market high quality products that satisfy consumer preferences and to support them with extensive international, national, and regional marketing programs. These programs are intended to extend consumer brand recognition and brand loyalty.

Sales managers and representatives or brokers represent the Segment in all states. The Segment distributes its spirits products domestically either through state agencies or through wholesale distributors. The contracts that we have with many of our distributors have formulas which determine reimbursement to distributors if we terminate them; the amount of reimbursement is based primarily on the distributor's length of service and a percentage of its purchases over time. Some states have statutes which limit our ability to terminate distributor contracts.

Jack Daniel's Tennessee Whiskey and Southern Comfort are the principal products exported by the Segment. These brands are sold through contracts with brokers and distributors in most countries.

The principal raw materials used in manufacturing and packaging distilled spirits are corn, rye, malted barley, glass, cartons, and wood for new white oak barrels, which are used for storage of bourbon and Tennessee whiskey. None of these raw materials is in short supply, and there are adequate sources from which they may be obtained.

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

Consumer Durables Segment
-------------------------
The Consumer Durables Segment includes the manufacturing and/or marketing of the following:

     Fine China Dinnerware
     Casual Dinnerware and Glassware
     Crystal Stemware
     Crystal Barware
     China and Crystal Giftware
     Collectibles and Jewelry
     Sterling Silver, Silver-Plated and Metal Giftware
     Sterling Silver and Stainless Steel Flatware
     Contemporary Tabletop, Houseware and Giftware
     Luggage
     Business Cases
     Personal Leather Accessories

All of the products of the Segment are sold by segment-employed sales representatives under various compensation arrangements, and where appropriate to the class of trade, by specialized independent commissioned sales representatives and independent distributors.

The Segment's products are marketed domestically through authorized retail stores consisting of department stores specialty stores, and jewelry shops and through retail stores operated by the Segment. Products are also distributed domestically through the institutional, incentive, premium, business gift and military exchange classes of trade, and internationally through authorized retailers, duty free stores and/or distributors in select foreign markets. Specially created collectible jewelry and home decor products are distributed both domestically and in the United Kingdom through the direct response channel, including mail-order, catalogs and the internet.

Fine china and casual dinnerware, as well as fine china giftware, are marketed under the Lenox trademark. Crystal stemware, barware and giftware, stainless flatware, and silver-plated and metal giftware are marketed under both the Lenox and Gorham trademarks. Contemporary tabletop, houseware and giftware products are marketed under the Dansk trademark. Sterling silver flatware and sterling giftware are marketed under the Gorham and Kirk Stieff trademarks. Luggage, business cases, and personal leather accessories are marketed under the Hartmann, Wings, and hStudio trademarks. The direct response sales in the United States of specially designed collectible jewelry and home decor products are marketed under the Lenox and Gorham trademarks, while such sales abroad are marketed primarily under the Brooks & Bentley trademark.

The Lenox, Gorham, and Hartmann brand names hold significant positions in their industries. The Segment has granted licenses for the use of the Lenox trademark on fine table linens, lamps and other electrical lighting products, and candles, subject to the terms of licensing agreements.

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

In the Segment's china and stainless businesses, competition is based primarily on quality, design, brand, style, product appeal, consumer satisfaction, and price. In its luggage, business case and personal leather accessories business, competition is based primarily on brand awareness, quality, design, style, and price. In its direct response/mail-order business, the most important competitive factors are the brand, product appeal, design, sales/marketing program, service, and price. In its crystal, sterling silver, silver-plated, and metal giftware businesses, competition is based primarily on price, with quality, design, brand, style, product appeal, and consumer satisfaction also being factors.

Clay and feldspar are the principal raw materials used to manufacture china products and silica is the principal raw material used to manufacture crystal products. Gold and platinum are significant raw materials used to decorate china and crystal products. Leather and nylon fabric are the principal raw materials used to manufacture luggage and business cases. Fine silver is the principal raw material used to manufacture sterling silver giftware and flatware products; and stainless steel is the principal raw material used to manufacture stainless steel flatware. It is anticipated that raw materials used by the Segment will be in adequate supply. However, the acquisition price of gold, platinum, and fine silver is influenced significantly by worldwide economic events and commodity trading.

Sales of certain Segment products are traditionally greater in the first half of the fiscal year, primarily because of seasonal holiday buying.

Other Information
-----------------
As of April 30, 2001, we employ approximately 7,400 persons, including 1,700 employed on a part-time or temporary basis.

We are an equal opportunity employer and we recruit and place employees without regard to race, color, national or ethnic origin, gender, age, religion, veteran status, sexual preference, or disability.

We believe our employee relations are good.

For information on the effects of compliance with federal, state, and local environmental regulations, refer to Note 13, "Environmental Matters," on page 35 of our 2001 Annual Report to Stockholders, which information is incorporated into this report by reference in response to Item 8.

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

-   Production and office facilities (each of which includes a retail store):
             -    Lenox - Pomona, New Jersey; Oxford, North Carolina;  Kinston,
                          North Carolina; and Mt. Pleasant, Pennsylvania
             -    Lenox/Gorham - Smithfield, Rhode Island
             -    Hartmann - Lebanon, Tennessee

-   Warehousing facilities:
             -    Lenox/Dansk/Gorham  -  Williamsport, Maryland

Leased facilities:
-   Office facilities:
             -    Dansk headquarters - White Plains, New York
             -    Norfolk headquarters - Wilmington, Delaware
             -    Brooks & Bentley headquarters - Kent, England
             -    Hartmann (includes showroom) - New York, New York

-   Warehousing facilities:
             -    Lenox - South Brunswick, New Jersey (includes retail store);
                          Oxford, North Carolina;  and Kinston, North Carolina
             -    Lenox/Dansk/Gorham  -  Williamsport, Maryland
             -    Hartmann - Lebanon, Tennessee

-   Retail stores:
             - The Segment operates 54 Lenox stores in 28 states and 56 Dansk stores in 28 states. In addition, the Segment operates 5 Hartmann luggage outlet stores in 5 states.

-   Showrooms:
             - Lenox/Dansk/Gorham - New York, New York; Dallas, Texas; Atlanta, Georgia; Ontario, Canada

The lease terms expire at various dates and are generally renewable.

We believe that the Segment's facilities are in good condition and are adequate for the business.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.


Executive Officers of the Registrant


                                                Principal Occupation and
     Name                         Age             Business Experience
     ----                         ---       ---------------------------------

Owsley Brown II                    58       Chairman and Chief Executive Officer
                                            of the company since 1995.

William M. Street                  62       Vice Chairman of the company
                                            since 1987.

Phoebe A. Wood                     48       Executive Vice President and Chief
                                            Financial Officer of the company
                                            since February 2001.  Vice President
                                            and Chief Financial Officer for
                                            Propel, Inc. (a subsidiary of
                                            Motorola) from August 2000 to
                                            February 2001.  Vice President,
                                            Finance, Planning and Control for
                                            ARCO Alaska, Inc. from 1996 to 2000.

Michael B. Crutcher                57       Senior Vice President, General
                                            Counsel, and Secretary since 1989.

Donald C. Berg                     46       Senior Vice President and
                                            Director of Corporate Development
                                            and Strategy since May 2001.
                                            President of the company's Advancing
                                            Markets Group (AMG) from August 1999
                                            to May 2001.  Senior Vice President
                                            and Managing Director of AMG from
                                            August 1997 to August 1999.  Senior
                                            Vice President, Sales and Marketing
                                            for AMG from 1995 to August 1997.

Lois A. Mateus                     54       Senior Vice President of Corporate
                                            Communications and Corporate
                                            Services since 1988.

James S. Welch, Jr.                42       Executive Director of Human
                                            Resources since March 1999.  Vice
                                            President of Human Resources for
                                            Brown-Forman Beverages Worldwide
                                            from January 1998 to March 1999.
                                            Vice President of the company's
                                            Business Consulting Group from 1995
                                            to January 1998.

Stanley E. Krangel                 50       President of Lenox, Incorporated
                                            (a subsidiary of Brown-Forman) since
                                            June 1998.  President of Lenox
                                            Collections from 1995 to June 1998.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

Except as presented below, for the information required by this item refer to the section entitled "Quarterly Financial Information" appearing on the "Highlights" page of the 2001 Annual Report to Stockholders, which information is incorporated into this report by reference.

Holders of record of Common Stock at April 30, 2001:
         Class A Common Stock (Voting)               3,765
         Class B Common Stock (Nonvoting)            4,486

The principal market for Brown-Forman common shares is the New York Stock Exchange.

Item 6.  Selected Financial Data

For the information required by this item, refer to the section entitled "Selected Financial Data" appearing on page 17 of the 2001 Annual Report to Stockholders, which information is incorporated into this report by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

For the information required by this item, refer to the section entitled "Management's Discussion and Analysis" appearing on pages 18 through 24 of the 2001 Annual Report to Stockholders, which information is incorporated into this report by reference.

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

         Consumer Durables Risk Factors: Earnings projections for our consumer durables segment anticipate a continued strengthening of our Lenox business and the revitalization of our Hartmann business. These projections could be offset by factors such as poor consumer response to direct mail, a soft retail environment, further department store consolidation, or weakened demand for tableware, giftware and/or leather goods. Consumer durables are usually discretionary purchases and our business would be impacted if the U.S. economy softens further or goes into a recession.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

For the information required by this item, refer to the section entitled "Market Risks" appearing on page 24 of the 2001 Annual Report to Stockholders, which information is incorporated into this report by reference.

Item 8.  Financial Statements and Supplementary Data

For the information required by this item, refer to the Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Independent Accountants, and Report of Management appearing on pages 25 through 37 of the 2001 Annual Report to Stockholders, which information is incorporated into this report by reference. For selected quarterly financial information, refer to the section entitled "Quarterly Financial Information" appearing on the "Highlights" page of the 2001 Annual Report to Stockholders, which information is incorporated into this report by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.



                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 26, 2001, which information is incorporated into this report by reference:
(a) "Election of Directors" on page 4 through the fourth paragraph on page 5 (for information on directors); and (b) the last paragraph on page 7 (for information on delinquent Section 16 filings). Also, see the information with respect to "Executive Officers of the Registrant" under Part I of this report, which information is incorporated herein by reference.

Item 11.  Executive Compensation

For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 26, 2001, which information is incorporated into this report by reference:
(a) "Executive Compensation" on pages 10 through 13; (b) "Retirement Plan Descriptions" on page 14; and (c) "Director Compensation" on page 15.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

For the information required by this item, refer to the section entitled "Stock Ownership" appearing on pages 6 through 7 of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 26, 2001, which information is incorporated into this report by reference.

Item 13.  Certain Relationships and Related Transactions

For the information required by this item, refer to the section entitled "Transactions with Management" appearing on page 17 of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 26, 2001, which information is incorporated into this report by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1 and 2 - Index to Consolidated Financial Statements and Schedule:

                                                                                                        Reference
                                                                                                                     Annual
                                                                                            Form 10-K               Report to
                                                                                          Annual Report            Stockholders
                                                                                              Page                   Page(s)
        Incorporated by reference to our Annual
             Report to Stockholders for the year
                 ended April 30, 2001:

             Consolidated Statement of Income for the
                 years ended April 30, 1999, 2000, and 2001*                                      --                   25
             Consolidated Balance Sheet at April 30, 1999, 2000, and 2001*                        --                 26 - 27
             Consolidated Statement of Cash Flows for the
                 years ended April 30, 1999, 2000, and 2001*                                      --                   28
             Consolidated Statement of Stockholders' Equity
                 for the years ended April 30, 1999, 2000, and 2001*                              --                   29
             Notes to Consolidated Financial Statements*                                          --                 30 - 36
             Report of Management*                                                                --                   37
             Report of Independent Accountants*                                                   --                   37

        Consolidated Financial Statement Schedule:
             Report of Independent Accountants on Financial Statement Schedule                    S-1                  --
             II - Valuation and Qualifying Accounts                                               S-2                  --


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

(a)    3 - Exhibits: Filed with this report:

Exhibit Index
-------------
     13 Brown-Forman Corporation's Annual Report to Stockholders for the year ended April 30, 2001, but only to the extent set forth in Items 1, 5, 6, 7, 7A and 8 of this Annual Report on Form 10-K for the year ended April 30, 2001.

     21      Subsidiaries of the Registrant.

     23      Consent of PricewaterhouseCoopers LLP independent accountants.

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

(b) Reports on Form 8-K:

    On September 6, 2000, the Registrant filed a report on Form 8-K announcing its purchase of 61,992 shares of its Class B Common Stock in a private transaction and the promotion of certain executives within its beverage organization.

    On November 9, 2000, the Registrant filed a report on Form 8-K announcing a presentation by John P. Bridendall, Senior Vice President and Director of Corporate Development, at the Morgan Stanley Dean Witter Global Consumer Group Conference.

    On November 15, 2000, the Registrant filed a report on Form 8-K announcing the election of William M. Street to the office of President of Brown-Forman Corporation.

    On February 16, 2001, the Registrant filed a report on Form 8-K regarding its issuance of a press release to announce earnings for the quarter ended January 31, 2001, as well as a conference call to discuss the earnings release.

    On February 21, 2001, the Registrant filed a report on Form 8-K announcing its purchase of 13,358 shares of its Class B Common Stock in a private transaction and a presentation by William M. Street at the CAGNY Conference in Naples, Florida.

    On July 19, 2001, the Registrant filed a report on Form 8-K announcing its purchase of 96,831 shares of its Class A Common Stock and 93,085 shares of its Class B Common Stock in a private transaction.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            BROWN-FORMAN CORPORATION
                                                 (Registrant)



                                            /s/ OWSLEY BROWN II
                                            ------------------------------------
Date:  May 24, 2001                         By:  Owsley Brown II
                                                  Chairman of the Board and
                                                  Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on May 24, 2001 as indicated:


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
By:   Geo. Garvin Brown III                     By:  Dace Brown Stubbs                    By:  Owsley Brown Frazier
      Director                                       Director                                  Director, Former Vice Chairman
                                                                                                of the Board

/s/ DONALD G. CALDER
---------------------------------------
By:   Donald G. Calder
      Director


/s/ LAWRENCE K. PROBUS                          /s/ PHOEBE A. WOOD                        /s/ WILLIAM M. STREET
---------------------------------------         ---------------------------------         -----------------------------------------
By:   Lawrence K. Probus                        By:  Phoebe A. Wood                       By:  William M. Street
      Vice President and Controller                  Executive Vice President and              Director, President
      (Principal Accounting Officer)                  Chief Financial Officer
                                                      (Principal Financial Officer)



       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of Brown-Forman Corporation

Our audits of the consolidated financial statements referred to in our report dated May 24, 2001 appearing in the 2001 Annual Report to Shareholders of Brown-Forman Corporation and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky
May 24, 2001

                    BROWN-FORMAN CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               For the Years Ended April 30, 1999, 2000, and 2001
                            (Expressed in thousands)


                      Col. A                           Col. B                Col. C                Col. D           Col. E
                      ------                           ------                ------                ------           ------
                                                                           Additions
                                                     Balance at            Charged to                              Balance at
                                                     Beginning                Costs                                    End
                   Description                       of Period            and Expenses           Deductions         of Period
                   -----------                       ----------           ------------           ----------        ----------

1999
    Allowance for Doubtful Accounts                     $10,962              $  7,582             $ 7,385(1)           $11,159

2000
    Allowance for Doubtful Accounts                     $11,159              $  5,833             $ 5,346(1)           $11,646

2001
    Allowance for Doubtful Accounts                     $11,646              $  6,083             $ 5,469(1)           $12,260





 (1) Doubtful accounts written off, net of recoveries.

                                                                     Exhibit 13

                                   HIGHLIGHTS

(Expressed in millions, except per share amounts and ratios)
--------------------------------------------------------------------------------
Year Ended April 30,                              2000        2001     % Change
--------------------------------------------------------------------------------

Net Sales                                        $2,134      $2,180        2%
Gross Profit                                     $1,103      $1,153        5%
Operating Income                                 $  348      $  374        7%
Net Income                                       $  218      $  233        7%
Earnings Per Share - Basic and Diluted           $ 3.18      $ 3.40        7%
Cash Dividends Paid Per Common Share             $ 1.21      $ 1.28        6%
EBITDA                                           $  410      $  438        7%
Business Value Added                             $  111      $  108       (2%)
Return on Average Invested Capital                 18.4%       17.9%
Return on Average Common Stockholders' Equity      22.4%       21.0%
Gross Margin                                       51.7%       52.9%
Operating Margin                                   16.3%       17.1%



                         QUARTERLY FINANCIAL INFORMATION
(Expressed in millions, except per share amounts)

------------------------------------------------------------------------------------------------------------------------------------
                                                       Earnings
                                                      Per Share-  Cash Dividends             Market Price (High-Low)
                     Net        Gross        Net      Basic and      Paid Per                   Per Common Share
                    Sales       Profit      Income     Diluted     Common Share         Class A                   Class B
------------------------------------------------------------------------------------------------------------------------------------

Fiscal 2001        $2,180      $1,153       $ 233       $3.40         $ 1.28        $71.00 - $49.00          $72.00  - $50.00
Quarters
   First              466         255          43        0.62           0.31         57.50 -  49.00           60.94  -  50.00
   Second             647         340          80        1.17           0.31         60.75 -  49.75           61.19  -  50.44
   Third              559         290          56        0.82           0.33         68.75 -  59.00           69.25  -  58.75
   Fourth             508         268          54        0.79           0.33         71.00 -  58.00           72.00  -  57.65

Fiscal 2000        $2,134      $1,103       $ 218       $3.18         $ 1.21        $63.38 - $45.00          $68.50  - $46.38
Quarters
   First              437         231          38        0.56           0.295        62.25 -  56.25           67.25  -  61.50
   Second             642         321          73        1.06           0.295        63.38 -  54.75           68.38  -  57.81
   Third              557         284          55        0.80           0.31         63.25 -  50.56           68.50  -  54.00
   Fourth             498         267          52        0.76           0.31         55.00 -  45.00           57.63  -  46.38



                           FINANCIAL TABLE OF CONTENTS

                                       17
                             Selected Financial Data

                                       18
                      Management's Discussion and Analysis

                                       25
                        Consolidated Statement of Income

                                       26
                           Consolidated Balance Sheet

                                       28
                      Consolidated Statement of Cash Flows

                                       29
                 Consolidated Statement of Stockholders' Equity

                                       30
                   Notes to Consolidated Financial Statements

                                       37
                              Report of Management

                                       37
                        Report of Independent Accountants

                             SELECTED FINANCIAL DATA

Year Ended April 30,
(Expressed in millions, except per share amounts and ratios)

Operations                        1992     1993     1994     1995     1996     1997     1998     1999     2000     2001
----------                       ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
Net Sales                        $1,490    1,644    1,606    1,672    1,793    1,824    1,906    2,009    2,134    2,180

Gross Profit                     $  714      777      768      815      864      885      956    1,019    1,103    1,153

Operating Income                 $  234      255      240      268      274      287      307      322      348      374

Net Income                       $  146      156      129      149      160      169      185      202      218      233

Weighted Average Shares used to
calculate Earnings Per Share
- Basic                            82.7     82.7     78.7     69.0     69.0     69.0     68.9     68.6     68.5     68.5
- Diluted                          82.7     82.7     78.7     69.0     69.0     69.0     69.0     68.7     68.6     68.6

Earnings Per Share
 - Basic and Diluted             $ 1.76     1.88     1.63     2.15     2.31     2.45     2.67     2.93     3.18     3.40

Cash Dividends Paid
Per Common Share                 $ 0.78     0.86     0.93     0.97     1.02     1.06     1.10     1.15     1.21     1.28


Invested Capital
----------------
Average Invested Capital         $  823      925      900      835      875      929      948    1,049    1,238    1,357

Average Common
Stockholders' Equity             $  686      765      629      493      578      671      756      854      974    1,110

Total Assets                     $1,194    1,311    1,234    1,286    1,381    1,428    1,494    1,735    1,802    1,939

Long-Term Debt                   $  114      154      299      247      211       63       50       53       41       40


Other Key Measures
------------------
Gross Margin                       47.9%    47.3%    47.8%    48.8%    48.2%    48.5%    50.2%    50.7%    51.7%    52.9%

Operating Margin                   15.7%    15.5%    15.0%    16.0%    15.3%    15.8%    16.1%    16.0%    16.3%    17.1%

Effective Tax Rate                 34.6%    35.6%    37.4%    39.8%    37.8%    38.0%    37.6%    36.5%    36.5%    36.3%

Return on Average
Invested Capital                   18.8%    18.0%    15.4%    19.5%    19.7%    19.4%    20.4%    19.8%    18.4%    17.9%

Return on Average Common
Stockholders' Equity               21.3%    20.4%    20.4%    30.1%    27.5%    25.2%    24.3%    23.6%    22.4%    21.0%

Total Debt to Total Capital        15.5%    16.4%    43.6%    35.7%    29.6%    23.6%    16.7%    24.5%    20.3%    17.1%

Total Cash Dividends
Paid to Net Income                 44.4%    45.8%    57.5%    45.3%    44.2%    43.3%    41.2%    39.3%    38.1%    37.7%

Cash Flows from Operations       $  156      193      221      197      167      176      220      213      241      231

EBITDA                           $  271      299      286      311      320      337      358      377      410      438


Notes:
1. Includes the operations of Dansk International Designs Ltd., Fetzer Vineyards, and Sonoma-Cutrer Vineyards since their acquisitions on July 2, 1991, August 31, 1992, and April 15, 1999, respectively.
2. Fiscal 1994 net income and earnings per share were reduced by $32 million and $0.41, respectively, from the cumulative effect of accounting changes.
3. On October 15, 1993, the company sold Brown-Forman Enterprises, its credit card processing operations, resulting in an after-tax gain of $18 million.
4. Weighted average shares, earnings per share, and cash dividends paid per common share have been adjusted for a 3-for-1 common stock split in fiscal 1994.
5. Return on Average Invested Capital is defined as the sum of net income (excluding extraordinary items) and after-tax interest expense, divided by average invested capital. Invested capital is the sum of all interest-bearing debt and preferred and common equity.
6. Return on Average Common Stockholders' Equity is defined as income applicable to common stock divided by average common stockholders' equity.
7. Total Debt to Total Capital is defined as debt divided by the sum of debt and preferred and common equity.
8. EBITDA is defined as earnings before interest, taxes, depreciation and amortization, and as such represents a measure of the company's cash flow. It should be considered in addition to, but not as a substitute for, other measures of financial performance that are in accordance with generally accepted accounting principles.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

In the discussion below, and in the Chairman's letter, we review Brown-Forman's consolidated financial condition and results of operations for the fiscal years ended April 30, 1999, 2000 and 2001. We also discuss factors that may affect the company's future financial condition. Please read this section along with Brown-Forman's consolidated financial statements for the year ended April 30, 2001, and the related notes.

When we make forward-looking statements about Brown-Forman's anticipated financial performance, business prospects, new products, or similar matters, we do not guarantee that the results indicated will actually be achieved. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we have prepared a non-exclusive list of important risk factors that could cause our actual results to differ materially from anticipated results. You can find this list in Part II, Item 7 of the company's Annual Report on Form 10-K, into which this discussion is incorporated by reference.

                  CONSOLIDATED SUMMARY OF OPERATING PERFORMANCE

                          Fiscal 2001 Compared to 2000

Net sales reached record levels in fiscal 2001, growing $2% or $46 million. Sales of wine and spirits increased 2%, as solid growth of Jack Daniel's Tennessee Whiskey was tempered by lower shipments of Korbel Champagne following the Millennium boom. Revenues from the consumer durables segment improved 3%, fueled by gains in catalogue, direct mail, and Internet channels.

                                   Net Sales

Dollars in Millions
                              1999          2000          2001
                             ------        ------        ------
Wine and Spirits             $1,447        $1,543        $1,573
Consumer Durables               562           591           607
                             ------        ------        ------
Total                        $2,009        $2,134        $2,180
                             ======        ======        ======
Total change                     +5%           +6%           +2%


International sales of $370 million were up 4% in fiscal 2001 despite a weakening of foreign currencies against the U.S. dollar. Sales in the United States, representing 81% of our revenues (excluding excise taxes), grew 2% in fiscal 2001. A slowing U.S. economy softened sales trends during the last half of the fiscal year, particularly in the traditional wholesale channels of our consumer durables segment.

Gross profit is a key measure by which we gauge the quality of our performance. Fiscal 2001 gross profit growth of 5% outpaced the rate of sales gains, reflecting a continuing shift toward higher-margin products, as well as benefits from selected price increases and stable costs.

                                  Gross Profit

Dollars in Millions
                              1999          2000          2001
                             ------        ------        ------
Wine and Spirits             $  742        $  812        $  849
Consumer Durables               277           291           304
                             ------        ------        ------
Total                        $1,019        $1,103        $1,153
                             ======        ======        ======
Total change                     +7%           +8%           +5%


By focusing marketing efforts on high-margin products and realizing manufacturing efficiencies, the company's gross margin achieved a record level of nearly 53% in fiscal 2001. This ongoing trend has been a particularly impressive achievement given the weakening of foreign currencies over the past five years, which has depressed our results when translated into U.S. dollars.

      Fiscal          Gross
       Year          Margin
      ------         ------
       1991           47.1%
       1992           47.9%
       1993           47.3%
       1994           47.8%
       1995           48.8%
       1996           48.2%
       1997           48.5%
       1998           50.2%
       1999           50.7%
       2000           51.7%
       2001           52.9%

Operating income for fiscal 2001 improved $26 million, or 7%. A $23 million increase in profits from wine and spirits was driven primarily by growth of Jack Daniel's. Operating income for the consumer durables segment increased $3 million, largely attributable to successful new products sold directly to consumers. In addition to the negative impact of weakening foreign currencies, Brown-Forman's earnings growth was tempered by lower profits from Korbel Champagne, sales of used barrels, and Hartmann luggage.

                                Operating Income

Dollars in Millions
                              1999          2000          2001
                              ----          ----          ----
Wine and Spirits              $284          $304          $327
Consumer Durables               38            44            47
                              ----          ----          ----
Total                         $322          $348          $374
                              ====          ====          ====
Total change                    +5%           +8%           +7%



Earnings per share reached a record $3.40, up 7% over fiscal 2000. A slower growth rate in 2001 principally reflects an industry-wide contraction in sales of sparkling wine and used barrels, as well as weakening foreign currencies and a softer U.S. economy.

                              1999          2000          2001
                              ----          ----          ----
Earnings Per Share           $2.93         $3.18         $3.40
Change                         +10%           +9%           +7%


                          Fiscal 2000 Compared to 1999

Net sales grew $125 million, or 6%, in fiscal 2000. Sales of wine and spirits increased 7%, primarily driven by higher volumes for the Jack Daniel's family of brands, Korbel Champagne, and Fetzer Wines, as well as the addition of Sonoma-Cutrer. Sales from the consumer durables segment improved 5%, reflecting higher revenues from dinnerware and collectibles.

Gross profit growth of 8% outpaced the rate of sales growth. A continuing shift toward higher-margin products, selected price increases, and stable costs has resulted in a significant improvement in Brown-Forman's gross margin over the past ten years.

Operating income improved 8% during fiscal 2000. Profits from wine and spirits grew $20 million, due principally to strong results by Jack Daniel's and Fetzer. Operating income for the consumer durables segment increased $6 million in fiscal 2000, reflecting broad improvement across most product lines and channels of distribution.

Earnings per share grew 9% over fiscal 1999 to $3.18 per share, fueled by strong operating income growth.


                              BUSINESS VALUE ADDED

Brown-Forman's foremost goal is to increase the value of our shareholders' investment. To assist us in achieving this objective, we evaluate performance and compensate our management based on a measure we call Business Value Added
(BVA). We define BVA as the company's after-tax operating income less a capital charge for net operating assets employed, recognizing not only the profits generated by the company but also the investment required to produce those profits.

                              Business Value Added
Dollars in Millions
                              1999          2000          2001
                              ----          ----          ----
Adjusted for deferred taxes;
 investments in Sonoma-Cutrer
 and Finlandia                $108          $124           $133
As defined                     106           111            108

BVA, as defined, grew 9% in fiscal 1999 and 4% in fiscal 2000, and declined 2% in fiscal 2001. These results were affected by a change in U.S. tax regulations, requiring us to repay a $200 million deferred tax liability over a four-year period ending in fiscal 2003. Further, although we expect recent investments in Sonoma-Cutrer and Finlandia will enhance BVA over the long term, these investments have also diluted BVA growth rates. Adjusted for these items, BVA increased 10% in fiscal 1999, 14% in fiscal 2000, and 8% in fiscal 2001.

Returns on average invested capital and stockholders' equity were similarly influenced by these same factors. As a result, the company's returns have therefore trended lower, but remain at very healthy rates.

                                                  1999     2000     2001
                                                  ----     ----     ----
Return on Average Invested Capital                19.8%    18.4%    17.9%
Return on Average Common Stockholders' Equity     23.6%    22.4%    21.0%



                                 COMPANY OUTLOOK

We believe the outlook for Brown-Forman's growth is positive. Long-term demographic trends for premium wine and spirits brands remain favorable in the U.S. -- the company's primary market -- and, despite challenges posed by a continued weakening of international currencies, prospects remain promising in other important markets as well. To capitalize on these opportunities, we plan additional increases in the marketing investments behind our beverage brands. We will also continue to penetrate new markets by expanding our global sales, marketing, and distribution resources, as well as developing new products within promising market segments. Expanding Brown-Forman's portfolio of premium brands represents another opportunity for growth, as illustrated by the company's investments in Finlandia, Glenmorangie, and Tuaca during fiscal 2001.

The outlook is also positive for our consumer durables business. Lenox is the leader in the U.S. market for fine china dinnerware, and is continuing to create value for shareholders by capitalizing on its portfolio of powerful brand names. While a softening U.S. economy has slowed growth for Lenox and Hartmann products sold through traditional wholesale channels, we are successfully developing new distribution channels that reach consumers directly.

We expect fiscal 2002 earnings to grow at a rate comparable to fiscal 2001. First quarter comparisons to last year will be difficult, however, as significant currency hedging gains in the first quarter of fiscal 2001 will not be replicated in fiscal 2002.



                            WINE AND SPIRITS SEGMENT

                        Summary of Operating Performance
                              (Dollars in millions)
                                  1999        2000        2001
                                 ------      ------      ------
Net Sales                        $1,447      $1,543      $1,573
   % Change                           6%          7%          2%
Gross Profit                     $  742      $  812      $  849
   % Change                           8%          9%          5%
Advertising Expenses             $  191      $  206      $  214
   % Change                           9%          8%          4%
SG&A Expenses                    $  267      $  303      $  309
   % Change                          10%         14%          2%
Operating Income                 $  284      $  304      $  327
   % Change                           5%          7%          8%
EBITDA                           $  314      $  341      $  367
   % Change                           4%          8%          8%
Gross Margin                       51.3%       52.6%       54.0%
Operating Margin                   19.6%       19.7%       20.8%



                          Fiscal 2001 Compared to 2000

Net sales improved $30 million, or 2%, driven by strong results for the Jack Daniel's family of brands. Jack Daniel's Black Label experienced excellent consumer demand around the world, with worldwide annual depletions up 6%. Depletions improved 3% in the United States, the brand's biggest market. Volumes grew at a double-digit rate in Western Europe and other important overseas markets.

We expanded our distribution rights to Finlandia Vodka during fiscal 2001, which also contributed to higher beverage sales. While unit volumes for Fetzer and Bolla declined modestly, higher prices yielded increased revenue for both brands. Shipments of Korbel Champagnes declined significantly in fiscal 2001, reflecting an industry-wide contraction in sales of sparkling wines.

Worldwide depletions (case sales from wholesalers to retailers, representing our best approximation of consumer purchases) for our major brands were as follows in fiscal 2001:

                        Nine-Liter      Change From
                          Cases         Fiscal 2000
                        ----------      -----------
Spirits:
 Jack Daniel's           6,365,000           +6%
 Canadian Mist           2,375,000           -2%
 Southern Comfort        2,120,000           --
 Early Times             1,115,000           -3%
 Finlandia                 925,000*          N/A

Wine:
 Fetzer                  2,810,000           -3%
 Bolla                   1,550,000           -2%
 Korbel Champagnes         990,000          -32%

*Represents nine months' volume for most of the world. Brown-Forman's distribution rights to Finlandia were expanded to include most global markets effective August 1, 2000.


Gross profit expanded 5%, or $37 million. Gross margin increased from 52.6% to 54.0%, continuing a long-term trend of steady improvement.

      Fiscal          Gross
       Year          Margin
      ------         ------
       1991           44.8%
       1992           45.3%
       1993           45.7%
       1994           45.8%
       1995           47.5%
       1996           47.3%
       1997           48.3%
       1998           50.5%
       1999           51.3%
       2000           52.6%
       2001           54.0%


Advertising expenses grew 4% as measured in U.S. dollars, up 7% on a local currency basis. Selling, general, and administrative expenses increased a modest 2%, reflecting productivity gains from recent process and technology improvements.


Dollars in Millions
                              1999          2000          2001
                              ----          ----          ----
Wine and Spirits Advertising  $191          $206           $214
Change                          +9%           +8%            +4%


Operating income improved 8% in fiscal 2001. Strong results for the Jack Daniel's family of brands were tempered by two adverse industry-wide events. Although Korbel Champagne gained market share during the year, a sharp decline in the U.S. sparkling wine category following the Millennium boom resulted in lower volumes for the brand. In addition, a slowdown in Scotch production led to a significant decline in sales of used barrels to Scotch whisky distillers. Excluding Korbel and the used barrel business, segment operating income improved 13%.

Weakening currencies in Europe and Australia have constrained beverage sales and profit growth over the past several years, and current conditions indicate this trend will continue into fiscal 2002.


                          Fiscal 2000 Compared to 1999

Net sales grew $96 million, or 7%, due principally to higher volumes for the Jack Daniel's family of brands, Korbel Champagne, Fetzer and Finlandia, as well as the addition of Sonoma-Cutrer and Tuaca.

Gross profit grew 9% during fiscal 2000. Improvement in gross margin from 51.3% to 52.6% reflected the realization of cost efficiencies and modest price increases, as well as an improving product mix. Several new and developing brands contributed to growth in gross profit, including Woodford Reserve, Sonoma-Cutrer, Tuaca, Glenmorangie, Don Eduardo, and McPherson Wines.

Advertising expenses increased 8%, reflecting a sustained commitment to brand-building and future growth. Selling, general, and administrative expenses rose 14%, primarily due to incremental costs associated with the acquisition of Sonoma-Cutrer, as well as significant investments to improve our processes and systems.

Operating income increased 7%, fueled by strong worldwide performance for the Jack Daniel's family of brands, as well as U.S. growth for Fetzer and Bolla wines, Southern Comfort, and Finlandia Vodka.

                    Business Environment for Wine and Spirits

Our ability to market and sell our beverage alcohol products depends heavily on government policy towards those products and the attitude of society in general toward drinking. This is true both in the United States, Brown-Forman's largest market, and around the world.

The most significant public issues involving the alcohol industry are the problems associated with improper use of beverage alcohol. Brown-Forman strongly opposes abusive drinking and contributes significant amounts of money to programs aimed at understanding and curbing alcohol abuse, especially drunk driving and underage drinking. We also support and abide by voluntary industry marketing and advertising guidelines. Brown-Forman and other beverage alcohol producers take a prominent role in encouraging responsible consumption of our products and in warning against alcohol abuse. Brown-Forman supports social awareness organizations that fight alcohol abuse and provide education about beverage alcohol, often in partnership with government health officials.

As a society, we are more likely to curb alcohol abuse through better education about beverage alcohol and moderate drinking than with restrictions on alcohol advertising and sales or punitive taxation. Especially in the U.S., distilled spirits are at a disadvantage to beer and wine in taxation, advertising and the number and type of sales outlets. A major goal of Brown-Forman and other distillers is to achieve greater cultural acceptance of our products and equality with beer and wine in access to the consumer. Among the objectives Brown-Forman seeks are: greater access to television advertising for liquor; fairer rules for product distribution, so that our customers can purchase our beverage products more conveniently; freedom to advertise our products outdoors, in the face of some municipal ordinances that discriminate against billboard advertising of beverage alcohol; expanded distribution and fairer taxation of low-proof ready-to-drink spirits drinks, which often have restricted distribution and higher taxes than similar wine and malt based products; and improved access to foreign markets, many of which have discriminatory taxation or other non-tariff barriers to U.S. beverage imports.

Beverage alcohol sales are sensitive to higher tax rates. In the U.S., no legislation to increase federal excise taxes on distilled spirits is currently pending, but a future tax increase cannot be ruled out. Similarly, state legislatures periodically increase beverage alcohol taxes and there are even local taxes in a few states. The cumulative effect of such tax increases over time hurts sales. With more than half of what a consumer pays going to taxes (approximately 58% of the price of a typical bottle of bourbon), distilled spirits are the highest taxed consumer product in the U.S. Brown-Forman works for reasonable excise tax reductions to remedy this situation. Tax rates and advertising restrictions also affect beverage alcohol markets outside the U.S., but to date the impact of those changes in any one market is not significant to the company's overall business.

Sales revenue from international markets is affected by the strength of the U.S. dollar. Over the past several years, the strong dollar has limited the revenue growth of our international business, especially in Europe, despite excellent unit sales growth. A further strengthening of the dollar would have adverse effects on our dollar revenues.

In the publicity surrounding the many lawsuits against the tobacco industry (and the onset of litigation against the gun industry), some commentators have suggested that other industries, such as alcohol, fast foods and automobiles, may be next. However, we do not believe the legal theories that created liability for the tobacco companies apply to beverage alcohol. Most importantly, the products are different. When used as intended, beverage alcohol is not harmful to otherwise healthy individuals. Unlike tobacco, moderate consumption of beverage alcohol is believed to convey health benefits to many consumers. In particular, scientists and health care experts report that beverage alcohol may have positive cardiovascular health benefits for many otherwise healthy adults. Although Brown-Forman does not recommend that adults drink beverage alcohol for health reasons, the potential health benefits of responsible beverage alcohol consumption are another important distinction between alcohol and tobacco. The dangers of alcohol abuse are commonly known and have never been concealed by alcohol producers. Indeed, distillers are at the forefront of efforts to combat drunk driving and underage drinking. Lastly, state and federal governments stringently regulate the content, manufacture, marketing, and sale of beverage alcohol, and in particular the federal government requires the placement of a warning label on the beverage container.

We are in a period of consolidation in the beverage alcohol industry, most notably illustrated by the pending sale of the Seagram Spirits and Wine Group. Brown-Forman partnered with Bacardi Ltd. in an effort to purchase the Seagram business, but was outbid. Brown-Forman recognizes the value of increasing the scale of its spirits and wine business, particularly as it relates to our influence within the U.S. distribution system. However, Brown-Forman also looks at the overall cost of an acquisition and attempts to expand its portfolio only by acquiring brands that are additive on a net basis to the value of our company. Our recent equity investments in Finlandia Vodka, Glenmorangie Scotch Whisky and Sonoma-Cutrer Wines illustrate this philosophy.

Brown-Forman has not made major investments in overseas distribution networks and mostly employs other spirits producers to distribute and market our products outside the U.S. Although consolidation among spirits producers theoretically could hinder the distribution of our spirits products in the future, to date this has rarely happened. Other spirits companies typically seek to distribute our premium spirits and wine brands and we expect that demand to continue.

                            CONSUMER DURABLES SEGMENT

                        Summary of Operating Performance
                              (Dollars in millions)
                                  1999        2000       2001
                                 ------     ------      ------
Net Sales                        $ 562       $ 591       $ 607
   % Change                          4%          5%          3%
Gross Profit                     $ 277       $ 291       $ 304
   % Change                          4%          5%          4%
Advertising Expenses             $  71       $  75       $  81
   % Change                         14%          5%          8%
SG&A Expenses                    $ 168       $ 172       $ 176
   % Change                         --           2%          3%
Operating Income                 $  38       $  44       $  47
   % Change                          8%         16%          6%
EBITDA                           $  63       $  69       $  71
   % Change                         12%         10%          2%
Gross Margin                      49.4%       49.3%       50.1%
Operating Margin                   6.8%        7.5%        7.7%



Our consumer durables segment includes fine china, crystal, silver, and luggage products marketed under the Lenox, Dansk, Gorham, Kirk Stieff, and Hartmann brand names.

                          Fiscal 2001 Compared to 2000

Net sales increased $16 million, or 3%, in fiscal 2001, fueled by gains in catalogue, direct mail, and Internet channels. Sales through traditional wholesale channels softened during the last half of the fiscal year, attributable to a weaker U.S. economy. Hartmann, the smallest of the company's consumer durables businesses, suffered an unusually difficult holiday season, a trend that continued through the fourth quarter.

Gross profit for the segment increased $13 million. Gross margin improved from 49.3% to 50.1%, reflecting an improved product mix and the benefits of investments made to rationalize manufacturing capacity.

Advertising expenses were up 8%, due primarily to increased advertising of collectible items. Selling, general, and administrative expenses rose 3%, and included expenses of $1 million incurred during the second half of the year to improve Hartmann's future performance. Management of costs, combined with a reduction in required working capital, has helped boost returns for our consumer durables segment.

Operating income improved 6% for the year. Strong growth in sales of collectible items resulted in a fourth consecutive year of double-digit earnings gains for Lenox. This performance was partially offset by a $5 million decline in earnings at Hartmann. Hartmann is expected to return to profitability in fiscal 2002.


                          Fiscal 2000 Compared to 1999

Net sales increased $29 million, or 5%, as china, crystal, and stainless flatware lines all performed strongly. Several casual dinnerware patterns introduced during the year were particularly successful, including new lines designed for seasonal use. Revenues from the wholesale channel increased more than 7%, while same-store sales for company-owned stores rose 5%. The Lenox Collections direct marketing group continued to grow by reaching more consumers through its successful catalogue, direct mail, and Internet venues. Hartmann luggage also realized solid gains in sales and profits.

Gross profit increased $14 million in fiscal 2000, as gross margins held constant across most product lines.

Advertising expenses were up $4 million, due primarily to increased spending to promote collectible items and new casual dinnerware patterns. Selling, general, and administrative expenses rose 2%, reflecting the continuation of strong cost control measures.

Operating income improved $6 million, or 16%, with gains sourced broadly across most product lines and channels of distribution.


                         LIQUIDITY AND CAPITAL RESOURCES

Our cash flows from operations continue to provide more than adequate capital to meet operating and capital expenditure requirements, pay dividends, and fund acquisition opportunities. We consider our ability to internally generate cash to be a significant financial strength.

A consolidated statement of cash flows is summarized below:

                                                    Cash Flows
                                              (Expressed in millions)
                                           1999        2000        2001
                                          ------      ------      ------
EBITDA                                    $ 377       $ 410       $ 438
Interest expense, net                        (4)         (5)         (8)
Taxes on income                            (116)       (125)       (133)
Change in deferred taxes                    (25)        (51)        (40)
Other                                       (19)         12         (26)
                                          ------      ------      ------
   Cash from operating activities           213         241         231
Additions to property, plant,
   and equipment                            (46)        (78)        (96)
                                          ------      ------      ------
   Free cash flow                           167         163         135
Acquisitions and other investments          (71)        (41)       (116)
Dividends                                   (79)        (83)        (87)
Net change in debt                          101         (30)        (23)
Redemption of preferred stock               (12)         --          --
Acquisition of treasury stock               (13)         --          (3)
                                          ------      ------      ------
      Increase in cash                    $  93       $   9       $  94
                                          ======      ======      ======


Cash provided by operations declined $10 million in fiscal 2001, primarily due to higher inventory levels in both business segments. Cash used for investments increased significantly, driven by the acquisition of equity stakes in Finlandia, Glenmorangie, and Tuaca.

Cash provided by operations increased $28 million in fiscal 2000, primarily reflecting higher net income and successful efforts to lower the working capital requirements for our consumer durables business, offset partially by a reduction in deferred income taxes.

We have revolving credit agreements for $100 million and $300 million that expire in fiscal 2002 and 2003, respectively. At April 30, 2001, we had no outstanding borrowings under these agreements. At April 30, 2001, we had $220 million remaining on our $250 million shelf registration.


                              CAPITAL EXPENDITURES

We invested $46 million in property, plant, and equipment in fiscal 1999, $78 million in fiscal 2000, and $96 million in fiscal 2001. An increase in capital expenditures primarily reflects the expansion and modernization of company-wide production facilities. The company has been making significant investments to increase the capacity for distilling and warehousing Jack Daniel's whiskey, as well as expanding our vineyard and winemaking capacity.

                              Capital Expenditures
Dollars in Millions
                              1999          2000          2001
                              ----          ----          ----
Wine and Spirits              $34           $63           $78
Consumer Durables              12            15            18
                              ----          ----          ----
Total                         $46           $78           $96
                              ====          ====          ====


Capital expenditures for fiscal 2002 are expected to approximate the fiscal 2001 level as we continue to expand the capacity of our wine and spirits production facilities in response to growing consumer demand for our premium beverage brands. Fiscal 2002 capital expenditure requirements are expected to be met with internally generated funds.


                                    DIVIDENDS

Quarterly dividends were increased 6% in fiscal 2001 to $0.33, resulting in an annualized dividend of $1.32 per common share. This increase was based on the expectation of continued strong cash flow. Cash dividends paid as a percentage of net income were 39% in fiscal 1999, and 38% in fiscal years 2000 and 2001.


                                                  1999     2000     2001
                                                 -----    -----    -----
Cash Dividends Paid per Common Share             $1.15    $1.21    $1.28



                        DERIVATIVE FINANCIAL INSTRUMENTS

As a result of the growth of Brown-Forman's international business over the past several years, the company's foreign currency receipts exceed its foreign currency payments. To the extent this foreign currency exposure is not hedged, the company's results of operations and financial position are negatively impacted by a weakening of foreign currencies against the U.S. dollar and are positively impacted by a strengthening of the foreign currencies.

We use foreign currency options and forward contracts, generally with average maturities of less than one year, to protect against the risk that the eventual U.S. dollar cash flows resulting from the sale and purchase of goods in foreign currencies will be adversely affected by changes in exchange rates. While these hedging instruments are subject to fluctuations in value from movement in the foreign currency exchange rates, such fluctuations are offset by the change in value of the underlying exposures being hedged. We are not a party to leveraged derivatives and do not hold or issue financial instruments for trading purposes.

We had outstanding foreign currency option and forward contracts, hedging primarily European euro, British pound, and Japanese yen revenues, with notional amounts totaling $96 million, $55 million, and $98 million at April 30, 1999, 2000 and 2001, respectively. The company's credit exposure is limited to the fair value of the contracts ($2 million, $4 million, and $4 million at April 30, 1999, 2000, and 2001, respectively) rather than the notional amounts. We enter into foreign currency contracts only with major financial institutions with investment grade credit ratings, thereby decreasing the risk of credit loss.


                                  MARKET RISKS

The company holds debt obligations, foreign currency forward and option contracts, and commodity future contracts that are exposed to risk from changes in interest rates, foreign currency exchange rates, and commodity prices, respectively. We have established policies, procedures and internal processes governing the management of these market risks. As of April 30, 2001, the exposure to these market risks is not considered material.


                                  ENVIRONMENTAL

Along with other responsible parties, we face environmental claims resulting from the cleanup of several waste deposit sites. We have accrued our estimated portion of cleanup costs and expect either the other responsible parties or insurance to cover the remaining costs. We believe that any additional costs incurred to satisfy environmental claims will not have a material adverse effect on the company's financial position, results of operations, or cash flows.

                            Brown-Forman Corporation
                        CONSOLIDATED STATEMENT OF INCOME

(Expressed in millions, except per share amounts)
--------------------------------------------------------------------------------
Year Ended April 30,                             1999         2000         2001
--------------------------------------------------------------------------------
Net sales                                       $2,009       $2,134       $2,180
Excise taxes                                       254          257          256
Cost of sales                                      736          774          771
                                                --------------------------------

   Gross profit                                  1,019        1,103        1,153


Advertising expenses                               263          281          295
Selling, general, and administrative expenses      434          474          484
                                                --------------------------------
   Operating income                                322          348          374


Interest income                                      6           10            8
Interest expense                                    10           15           16
                                                --------------------------------
   Income before income taxes                      318          343          366


Taxes on income                                    116          125          133
                                                --------------------------------


   Net income                                   $  202       $  218       $  233
                                                ================================


Earnings per share - Basic and Diluted          $ 2.93       $ 3.18       $ 3.40
                                                ================================

Weighted average shares used to calculate earnings per share:
   Basic                                          68.6         68.5         68.5
   Diluted                                        68.7         68.6         68.6

The accompanying notes are an integral part of the consolidated financial statements.

                            Brown-Forman Corporation
                           CONSOLIDATED BALANCE SHEET

(Expressed in millions, except share and per share amounts)
--------------------------------------------------------------------------------
April 30,                                               1999     2000     2001
--------------------------------------------------------------------------------
Assets
------
Cash and cash equivalents                               $ 171    $ 180    $  86

Accounts receivable, less allowance for doubtful accounts
   of $11 in 1999, $12 in 2000 and $12 in 2001            274      294      303

Inventories:
   Barreled whiskey                                       191      202      219
   Finished goods                                         189      184      216
   Work in process                                         89       80       93
   Raw materials and supplies                              56       48       49
                                                       -------------------------
      Total inventories                                   525      514      577

Other current assets                                       29       32       28
                                                       -------------------------
Total Current Assets                                      999    1,020      994

Property, plant and equipment, net                        348      376      424

Intangible assets, less accumulated amortization
   of $135 in 1999, $146 in 2000 and $156 in 2001         264      270      263

Other assets                                              124      136      258
                                                       -------------------------
Total Assets                                           $1,735   $1,802   $1,939
                                                       =========================
The accompanying notes are an integral part of the consolidated financial statements.

--------------------------------------------------------------------------------
April 30,                                                1999     2000     2001
--------------------------------------------------------------------------------
Liabilities
-----------
Commercial paper                                        $ 226    $ 220    $ 204
Accounts payable and accrued expenses                     235      271      281
Current portion of long-term debt                          18        6       --
Accrued taxes on income                                    --        1       45
Deferred income taxes                                      31       15        8
                                                       -------------------------
Total Current Liabilities                                 510      513      538

Long-term debt                                             53       41       40

Deferred income taxes                                     137       95       62

Accrued postretirement benefits                            57       58       59

Other liabilities and deferred income                      61       47       53
                                                       -------------------------
Total Liabilities                                         818      754      752
                                                       -------------------------


Stockholders' Equity
--------------------
Capital Stock:
  Class A common stock, voting, $0.15 par value;
    authorized shares, 30,000,000;
    issued shares, 28,988,091                               4        4        4
  Class B common stock, nonvoting, $0.15 par value;
    authorized shares, 60,000,000;
    issued shares, 40,008,147                               6        6        6

Retained earnings                                         945     1,080    1,226

Cumulative translation adjustment                          (8)     (12)     (17)

Treasury stock, at cost
 (490,000, 484,000 and 537,000 Class B common
  shares in 1999, 2000, and 2001, respectively)           (30)     (30)     (32)
                                                       -------------------------
Total Stockholders' Equity                                917    1,048    1,187
                                                       -------------------------
Total Liabilities and Stockholders' Equity             $1,735   $1,802   $1,939
                                                       =========================

                            Brown-Forman Corporation
                      CONSOLIDATED STATEMENT OF CASH FLOWS

(Expressed in millions; amounts in brackets are reductions of cash)
--------------------------------------------------------------------------------
Year Ended April 30,                                   1999      2000      2001
--------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                         $ 202     $ 218     $ 233
   Adjustments to reconcile net income to net cash
    provided by (used for) operations:
      Depreciation                                       46        52        53
      Amortization                                        9        10        11
      Deferred income taxes                             (25)      (51)      (40)
      Other                                              (5)      (14)      (20)
      Change in assets and liabilities, excluding
       the effects of businesses acquired or sold:
         Accounts receivable                             (5)      (20)       (9)
         Inventories                                     (8)        8       (63)
         Other current assets                             2        (3)        3
         Accounts payable and accrued expenses            8        36        10
         Accrued taxes on income                         (8)        1        44
         Accrued postretirement benefits                  2         1         1
         Other liabilities and deferred income           (5)        3         8
                                                       -------------------------
      Cash provided by operating activities             213       241       231
                                                       -------------------------

Cash flows from investing activities:
   Additions to property, plant and equipment           (46)      (78)      (96)
   Acquisition of businesses, net of cash acquired      (54)      (27)     (114)
   Other                                                (17)      (14)       (2)
                                                       -------------------------
      Cash (used for) investing activities             (117)     (119)     (212)
                                                       -------------------------

Cash flows from financing activities:
   Net change in commercial paper                       119        (6)      (16)
   Reduction of long-term debt                          (18)      (24)       (7)
   Dividends paid                                       (79)      (83)      (87)
   Acquisition of treasury stock                        (13)       --        (3)
   Redemption of preferred stock                        (12)       --        --
                                                       -------------------------
      Cash (used for) financing activities               (3)     (113)     (113)
                                                       -------------------------
Net increase (decrease) in cash and cash equivalents     93         9       (94)

Cash and cash equivalents, beginning of year             78       171       180
                                                       -------------------------
Cash and cash equivalents, end of year                 $171      $180      $ 86
                                                       =========================
The accompanying notes are an integral part of the consolidated financial statements.

                            Brown-Forman Corporation
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


For the Years Ended April 30, 1999, 2000 and 2001
(Expressed in millions, except per share amounts)
------------------------------------------------------------------------------------------------------------------------------------
                                                                    Common Stock                     Cumulative
                                                  Preferred       Class       Class      Retained   Translation       Treasury
                                       Total        Stock           A           B        Earnings    Adjustment         Stock
------------------------------------------------------------------------------------------------------------------------------------

Balance, April 30, 1998               $  817         $ 12          $ 4         $ 6         $  821        $(9)          $ (17)

   Net income                            202                                                  202
   Foreign currency translation
      adjustment                           1                                                               1
                                       -------
      Comprehensive income               203
   Cash dividends
      Common, per share $1.15            (79)                                                 (79)
   Acquisition of treasury stock
      (180,000 Class B common shares)    (13)                                                                            (13)
   Redemption of preferred stock         (12)         (12)
   Tax benefit related to stock-based
      compensation plans                   1                                                    1
                                       ---------------------------------------------------------------------------------------------
Balance, April 30, 1999                  917           --           4            6            945         (8)            (30)

   Net income                            218                                                  218
   Foreign currency translation
      adjustment                          (4)                                                             (4)
                                       -------
      Comprehensive income               214
   Cash dividends
      Common, per share $1.21            (83)                                                 (83)
                                       ---------------------------------------------------------------------------------------------
Balance, April 30, 2000                1,048           --           4            6          1,080        (12)            (30)

   Net income                            233                                                  233
   Foreign currency translation
      adjustment                          (5)                                                             (5)
                                       -------
      Comprehensive income               228
   Cash dividends
      Common, per share $1.28            (87)                                                 (87)
   Acquisition of treasury stock
      (75,350 Class B common shares)      (3)                                                                             (3)
   Treasury stock issued under
      compensation plans                   1                                                                               1
                                       ---------------------------------------------------------------------------------------------
Balance, April 30, 2001               $1,187         $ --         $ 4          $ 6         $1,226       $(17)          $ (32)
                                       =============================================================================================
The accompanying notes are an integral part of the consolidated financial statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (Dollars expressed in millions, except per share and per option amounts)

1.  ACCOUNTING POLICIES
Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of all majority-owned subsidiaries. Investments in affiliates in which the company has the ability to exercise significant influence, but not control, are accounted for by the equity method. All other investments in affiliates are carried at cost. Intercompany transactions are eliminated.

Cash Equivalents
----------------
Cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less.

Inventories
-----------
Inventories are stated at the lower of cost or market. Approximately 85% of consolidated inventories are valued using the last-in, first-out (LIFO) method. All remaining inventories are valued using the first-in, first-out and average cost methods.

If the LIFO method had not been used, inventories would have been $110, $110, and $105 higher than reported at April 30, 1999, 2000, and 2001, respectively.

A substantial portion of barreled whiskey will not be sold within one year because of the duration of the aging process. All barreled whiskey is classified as a current asset in accordance with industry practice. Bulk wine inventories are classified as work in process.

Warehousing, insurance, ad valorem taxes, and other carrying charges applicable to barreled whiskey are included in inventory costs.

Long-Lived Assets
-----------------
Property, plant, and equipment are stated at cost. Provision for depreciation is made on the basis of estimated useful lives of depreciable assets, principally using the straight-line method.

Intangible assets, principally the excess of purchase price over the fair value of identifiable net assets of acquired businesses, are stated at cost less accumulated amortization. These assets are amortized using the straight-line method over their estimated useful lives, not exceeding forty years.

Revenue Recognition
-------------------
The company recognizes revenue when goods are shipped, which represents the time that title to the goods and risk of loss passes to the customer.

Advertising Costs
-----------------
Advertising costs are charged to expense as incurred, except for direct-response advertising costs, which are capitalized and amortized over periods not exceeding one year.

Foreign Currency Translation
----------------------------
The U.S. dollar is the functional currency for substantially all of the company's consolidated operations. For these operations, all gains and losses from currency transactions are included in income currently. For certain foreign equity investments, the functional currency is the local currency. The cumulative translation effects for the equity investments using functional currencies other than the U.S. dollar are included in the cumulative translation adjustment in stockholders' equity.

Earnings Per Share
------------------
Basic earnings per share (basic EPS) is calculated using net income reduced by dividends on preferred stock, divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share (diluted EPS) is calculated in the same manner, except that the denominator also includes additional common shares that would have been issued if outstanding stock options had been exercised, as determined by application of the treasury stock method.

On October 1, 1998, the company redeemed all 1,177,948 outstanding shares of its preferred stock for $10.25 per share. The $0.25 per share excess of the redemption cost over the carrying amount of the preferred shares was deducted from net income to determine net income applicable to common stock for 1999.

Treasury Stock
--------------
As of April 30, 2001, the company holds approximately 537,000 shares of its Class B common stock as treasury stock. The company intends to use these shares to satisfy future exercises of employee stock options.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the period. Actual results could differ from these estimates.

Reclassifications
-----------------
Certain prior year amounts have been reclassified to conform with the current year presentation.

Other
-----
In June 1998, the Financial  Accounting  Standards Board (FASB) issued Statement
No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 requires that all derivatives be measured at fair value and recognized in the balance sheet as either assets or liabilities. Statement No. 133 also requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires formal documentation, designation, and assessment of the effectiveness of derivatives that receive hedge accounting.

Statement No. 133, as amended by Statements No. 137 and 138, was adopted by the company as of May 1, 2001. The adoption did not have a material impact on the company's consolidated financial statements.

2.  ACQUISITIONS
In April 1999, the company acquired a majority interest in Sonoma-Cutrer Vineyards, Inc. for $69, net of $32 of monetary assets (cash and tax benefits receivable, offset by assumed debt) received. The company acquired the remaining interests for $27 and $3 during 2000 and 2001, respectively. The acquisition has been accounted for as a purchase. The excess of the acquisition costs over the fair value of the identifiable tangible and intangible net assets acquired was $39, which is being amortized over forty years.

On May 17, 2000, the company reached an agreement with Glenmorangie plc to expand the company's sales and marketing of the Glenmorangie and Ardberg Single Malt Scotch brands from the U.S. to certain additional global markets. In connection with this arrangement, the company purchased shares representing approximately 22% of the equity of Glenmorangie plc at a cost of $15. The cost of the acquisition, which was accounted for as a purchase, was not in excess of the fair value of the identifiable tangible and intangible net assets that were acquired.

On June 15, 2000, the company agreed to form a global alliance with Altia Group Ltd to market and sell Finlandia Vodka. Brown-Forman acquired 45% of Finlandia Vodka Worldwide Ltd (FVW), which owns the Finlandia trademark and the rights to market Finlandia Vodka, at a purchase price of approximately $84. The acquisition was accounted for as a purchase. The excess of the acquisition costs over the fair value of the identifiable tangible and intangible net assets acquired was $75, which is being amortized over forty years. During the three-year period ending December 31, 2006, Brown-Forman may be required to acquire all or some of Altia's remaining 55% interest in FVW. Acquisition of the entire 55% remaining interest would cost 638 Finnish marks (approximately $91 at April 30, 2001) plus interest of 4.5% per year from the initial purchase date.

3. COMMITMENTS
Rental payments for real estate, vehicles, and office, computer, and manufacturing equipment under operating leases amounted to approximately $28 in 1999, $26 in 2000, and $28 in 2001. The company has commitments related primarily to minimum lease payments of $24 in 2002, $16 in 2003, $12 in 2004, $10 in 2005, $6 in 2006, and $33 thereafter.

The company has contracted with various growers and wineries to supply portions of its future grape and bulk wine requirements. While most of these contracts call for prices to be determined by market conditions, certain contracts provide for minimum purchase prices.

4.  CREDIT FACILITIES
The company has revolving credit agreements with various domestic and international banks for $100 and $300 that expire in fiscal 2002 and 2003, respectively. The most restrictive of the agreements' covenants requires the company to maintain a minimum level of net worth. At April 30, 2001, net worth exceeded the required level, as defined in the agreements, by $837. At April 30, 2001, the company had no outstanding borrowings under these agreements. At April 30, 2000, the company also had available for issuance $220 of debt securities under a shelf registration.

5. DEBT
The company's long-term debt consisted of the following:

April 30,                                1999      2000      2001
-----------------------------------------------------------------
6.82% to 7.38% medium-term notes,
   due 2005                              $ 30      $ 30      $ 30

Variable rate industrial
   revenue bonds, due through 2026         10        10        10

Other                                      31         7        --
                                       --------------------------
                                           71        47        40

Less current portion                       18         6        --
                                       --------------------------
                                         $ 53      $ 41      $ 40
                                       ==========================

No long-term debt payments are required until fiscal 2006. Cash paid for interest was $11 in 1999, $15 in 2000, and $16 in 2001. The weighted average interest rates on commercial paper were 4.9% at April 30, 1999, 6.1% at April 30, 2000, and 4.8% at April 30, 2001. The weighted average interest rates on the variable rate industrial revenue bonds were 4.1%, 5.2%, and 4.3% at April 30, 1999, 2000, and 2001, respectively.

6. FOREIGN CURRENCY RISK MANAGEMENT AND DERIVATIVE FINANCIAL INSTRUMENTS
The company uses foreign currency options and forward contracts, generally with average maturities of less than one year, as protection against the risk that the eventual U.S. dollar cash flows resulting from the sale and purchase of goods in foreign currencies will be adversely affected by changes in exchange rates. While these hedging instruments are subject to fluctuations in value from movement in the foreign currency exchange rates, such fluctuations are offset by the change in value of the underlying exposures being hedged. The company is not a party to leveraged derivatives and does not hold or issue financial instruments for trading purposes.

The company had outstanding foreign currency option and forward contracts, hedging primarily European euro, British pound, and Japanese yen revenues, with notional amounts totaling $96, $55, and $98 at April 30, 1999, 2000, and 2001, respectively. The company's credit exposure is limited to the fair value of the contracts (see Note 7) rather than the notional amounts. Foreign currency contracts are entered into with major financial institutions with investment grade credit ratings, thereby decreasing the risk of credit loss.

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of cash and cash equivalents and commercial paper approximates the carrying amount due to the short maturities of these instruments. The fair value of long-term debt is estimated using discounted cash flows based on the company's incremental borrowing rates for similar types of borrowings. The fair value of foreign currency contracts is based on quoted market prices. A comparison of the fair values and carrying amounts of these instruments is as follows:

                                     2000                        2000
--------------------------------------------------------------------------------
                            Carrying        Fair        Carrying         Fair
                             Amount         Value         Amount         Value
--------------------------------------------------------------------------------
Assets:
   Cash and
      cash equivalents        $180          $180          $ 86           $ 86
   Foreign currency
      contracts                  1             4             4              4

Liabilities:
   Commercial paper            220           220           204            204
   Long-term debt               47            47            40             42


8.  BALANCE SHEET INFORMATION
April 30,                                   1999           2000           2001
--------------------------------------------------------------------------------
Property, plant, and equipment
------------------------------
Land                                        $ 60           $ 74           $ 78
Buildings                                    228            234            258
Equipment                                    454            491            529
                                            ------------------------------------
                                             742            799            865
Less accumulated depreciation                394            423            441
                                            ------------------------------------
                                            $348           $376           $424
                                            ====================================

Accounts payable
and accrued expenses
--------------------
Accounts payable, trade                     $ 76           $ 79           $ 79

Accrued expenses:
   Compensation and commissions               52             67             66
   Excise and other non-income taxes          21             14             16
   Interest                                    3              3              3
   Advertising                                20             53             59
   Other                                      63             55             58
                                            ------------------------------------
                                             159            192            202
                                            ------------------------------------
                                            $235           $271           $281
                                            ====================================


9.  TAXES ON INCOME
Taxes on income are composed of the following:

--------------------------------------------------------------------------------
                                            1999          2000          2001
--------------------------------------------------------------------------------
Current:
   Federal                                  $126          $160          $153
   Foreign                                     6             4             6
   State and local                             9            12            14
                                            ------------------------------------
                                             141           176           173
                                            ------------------------------------

Deferred:
   Federal                                   (21)          (43)          (34)
   State and local                            (4)           (8)           (6)
                                            ------------------------------------
                                             (25)          (51)          (40)
                                            ------------------------------------
                                            $116          $125          $133
                                            ====================================

United States and foreign components of income before income taxes are as follows:

--------------------------------------------------------------------------------
                                            1999          2000           2001
--------------------------------------------------------------------------------
United States                               $283          $307           $326
Foreign                                       35            36             40
                                            ------------------------------------
                                            $318          $343           $366
                                            ====================================

The following is a reconciliation of the effective tax rates with the United States' statutory rate:
                                             Percent of Income Before Taxes
--------------------------------------------------------------------------------
                                            1999          2000           2001
--------------------------------------------------------------------------------
Statutory rate                              35.0%         35.0%          35.0%

State taxes, net of U.S.
   Federal tax benefit                       2.2           2.2            2.3

Income taxed at other than U.S.
   Federal statutory rate                   (1.7)         (1.2)          (1.0)

Tax benefit of Foreign
   Sales Corporation                        (1.1)         (1.0)          (1.2)

Nondeductible amortization                   1.0           1.0            1.0

Other, net                                   1.1           0.5            0.2
                                           -------------------------------------
                                            36.5%         36.5%          36.3%
                                           =====================================

Deferred tax assets and liabilities are composed of the following:

April 30,                                    1999          2000          2001
--------------------------------------------------------------------------------
Deferred tax assets:
   Postretirement and other benefits         $ 42          $ 44          $ 46
   Accrued liabilities and other               15            19            12
                                             -----------------------------------
   Total deferred tax assets                   57            63            58
                                             -----------------------------------
Deferred tax liabilities:
   Intercompany transactions                  134            84            31
   Property, plant, and equipment              38            36            35
   Undistributed foreign earnings              17            17            17
   Pension plans                               26            31            36
   Other                                       10             5             9
                                             -----------------------------------
   Total deferred tax liabilities             225           173           128
                                             -----------------------------------
Net deferred tax liability                   $168          $110          $ 70
                                             ===================================


Deferred income taxes were not provided on undistributed earnings ($133, $136, and $149 at April 30, 1999, 2000, and 2001, respectively) of certain foreign subsidiaries because such undistributed earnings are expected to be reinvested indefinitely overseas. If these amounts were not considered permanently reinvested, additional deferred taxes of approximately $28, $30, and $33 would have been provided in 1999, 2000, and 2001, respectively.

Cash paid for income taxes was $150 in 1999, $174 in 2000, and $131 in 2001.

10.  PENSION AND POSTRETIREMENT BENEFITS
The company sponsors various defined benefit pension and postretirement plans covering most full-time employees. Information about these plans is presented below.

Components of net periodic pension benefit cost (income):

                                              Pension
---------------------------------------------------------------
                                      1999      2000       2001
---------------------------------------------------------------
Service cost                           $10       $12       $ 12
Interest cost                           19        21         25
Expected return on plan assets         (33)      (38)       (44)
Amortization of:
   Unrecognized net gain                --        --         (2)
   Unrecognized prior service cost       1         1          1
   Unrecognized net asset               (3)       (3)        (3)
                                       ------------------------
Net periodic benefit cost (income)     $(6)      $(7)      $(11)
                                       ========================

Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

Components of net periodic postretirement benefit cost:

                                           Postretirement
--------------------------------------------------------------
                                      1999      2000      2001
--------------------------------------------------------------
Service cost                           $ 1       $ 1       $ 1
Interest cost                            3         3         3
                                       -----------------------
Net periodic benefit cost              $ 4       $ 4       $ 4
                                       =======================


Change in benefit obligation:
                                         Pension          Postretirement
------------------------------------------------------------------------
                                      2000      2001      2000      2001
------------------------------------------------------------------------
Obligation at beginning of year       $327      $329      $ 46      $ 45
Service cost                            12        12         1         1
Interest cost                           21        25         3         3
Plan amendments                          1         1        --        --
Actuarial loss (gain)                  (17)       15        (3)       --
Benefits paid                          (15)      (16)       (2)       (2)
                                      ----------------------------------
Obligation at end of year             $329      $366      $ 45      $ 47
                                      ==================================

Change in plan assets:
                                         Pension          Postretirement
------------------------------------------------------------------------
                                      2000      2001      2000      2001
------------------------------------------------------------------------
Fair value at beginning of year       $478      $516      $ --      $ --
Actual return on plan assets            52        15        --        --
Company contributions                    1         1         2         2
Benefits paid                          (15)      (16)       (2)       (2)
                                      ----------------------------------
Fair value at end of year             $516      $516      $ --      $ --
                                      ==================================

Plan assets consist primarily of stocks and bonds.

Selected information for plans with accumulated benefit obligations in excess of plan assets:

                                         Pension          Postretirement
------------------------------------------------------------------------
                                      2000      2001      2000      2001
------------------------------------------------------------------------
Projected benefit obligation          $(30)     $(30)     $(45)     $(47)
Accumulated benefit obligation         (25)      (25)      (45)      (47)
Fair value of plan assets                3        --        --        --

Funded status:
                                         Pension          Postretirement
------------------------------------------------------------------------
                                      2000      2001      2000      2001
------------------------------------------------------------------------
Funded status                         $188      $150      $(45)     $(47)
Unrecognized net gain                 (130)      (83)      (12)      (11)
Unrecognized prior service cost         10        10        (1)       (1)
Unrecognized transition asset           (9)       (6)       --        --
                                      ----------------------------------
Net amount recognized                 $ 59      $ 71      $(58)     $(59)
                                      ==================================

Net amounts recognized in the consolidated balance sheet:

                                         Pension          Postretirement
------------------------------------------------------------------------
                                      2000      2001      2000      2001
------------------------------------------------------------------------
Prepaid benefit cost                  $ 79      $ 93      $ --      $ --
Accrued benefit liability              (24)      (26)      (58)      (59)
Intangible asset                         4         4        --        --
                                      ----------------------------------
Net amount recognized                 $ 59      $ 71      $(58)     $(59)
                                      ==================================

Weighted-average assumptions:
                                              Pension
--------------------------------------------------------------
                                      1999      2000      2001
--------------------------------------------------------------
Discount rate                         6.5%      7.8%      7.5%
Expected return on plan assets       10.0%     10.0%     10.0%
Rate of compensation increase         4.0%      4.5%      4.5%


                                           Postretirement
--------------------------------------------------------------
                                      1999      2000      2001
--------------------------------------------------------------
Discount rate                         6.5%      7.8%      7.5%
Health care cost trend rates:
   Present rate before age 65         6.6%      6.3%      6.0%
   Present rate age 65 and after      6.1%      5.9%      5.7%


The health care cost trend rates are projected to decline gradually to 5.0% by 2004 and to remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical plans. A one percentage point increase in assumed health care cost trend rates would have increased the accumulated postretirement benefit obligation as of April 30, 2001 by $5 and the aggregate service and interest costs for 2001 by $1. A one percentage point decrease in assumed health care cost trend rates would have decreased the accumulated postretirement benefit obligation as of April 30, 2001 by $5 and the aggregate service and interest costs for 2001 by $1.


11. BUSINESS SEGMENT INFORMATION
The company is organized into two operating segments, as defined by FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" -- wine and spirits, and consumer durables. These two segments reflect the two categories of products from which the company derives its revenues. The wine and spirits segment includes the production, importing, and marketing of wines and distilled spirits. The consumer durables segment includes the manufacture and sale of china, crystal, ceramic and crystal collectibles, silver, luggage, and leather accessories.

The accounting policies of the segments are the same as the policies described in Note 1. There are no intersegment revenues.

The following tables reconcile segment operating results and asset information to consolidated amounts.

                                  1999              2000              2001
--------------------------------------------------------------------------------
Net sales:
   Wine and spirits              $1,447            $1,543            $1,573
   Consumer durables                562               591               607
                                 -----------------------------------------------
   Consolidated                  $2,009            $2,134            $2,180
                                 ===============================================

Earnings before interest, taxes, depreciation,
and amortization (EBITDA):
   Wine and spirits              $  314            $  341            $  367
   Consumer durables                 63                69                71
                                 -----------------------------------------------
   Consolidated                  $  377            $  410            $  438
                                 ===============================================

Operating income:
   Wine and spirits              $  284            $  304            $  327
   Consumer durables                 38                44                47
Amounts not allocated to segments:
   Interest expense, net             (4)               (5)               (8)
                                 -----------------------------------------------
   Consolidated income
   before income taxes           $  318            $  343            $  366
                                 ===============================================

Depreciation and amortization:
   Wine and spirits              $   30            $   37            $   40
   Consumer durables                 25                25                24
                                 -----------------------------------------------
   Consolidated                  $   55            $   62            $   64
                                 ===============================================

Total assets:
   Wine and spirits              $1,275            $1,349            $1,468
   Consumer durables                460               453               471
                                 -----------------------------------------------
   Consolidated                  $1,735            $1,802            $1,939
                                 ===============================================

Additions to long-lived assets:
   Wine and spirits              $   99            $   69            $   80
   Consumer durables                 19                19                20
                                 ---------------------------------------------
   Consolidated                  $  118            $   88            $  100
                                 ===============================================

The following table presents geographic information about net sales:

                                  1999              2000              2001
--------------------------------------------------------------------------------
Net sales:
   United States                 $1,649            $1,777            $1,810
   Other countries                  360               357               370
                                 -----------------------------------------------
                                 $2,009            $2,134            $2,180
                                 ===============================================

Net sales are attributed to countries based on location of customer. Long-lived assets located outside the United States are not significant.

12.  CONTINGENCIES
In the normal course of business, various suits and claims are brought against the company, some of which seek significant damages. Many of these suits and claims take years to adjudicate, and it is difficult to predict their outcome. In the opinion of management, based on advice from legal counsel, none of these suits or claims will have a material adverse effect on the company's consolidated financial position, results of operations, or cash flows.

13.  ENVIRONMENTAL MATTERS
The company, along with other responsible parties, faces environmental claims resulting from the cleanup of several waste deposit sites. The company has accrued its estimated portion of cleanup costs and expects other responsible parties and insurance to cover the remaining costs. The company believes that any additional costs it incurs will not have a material adverse effect on the company's consolidated financial position, results of operations, or cash flows.

14. STOCK OPTIONS
Under the Brown-Forman Corporation Omnibus Compensation Plan (the Plan), the company may grant stock options and other stock-based incentive awards for a total of 3,400,000 shares of common stock to eligible employees until April 30, 2005. All shares delivered under the Plan will be issued from treasury stock acquired by the company.

Stock options are granted at an exercise price of not less than the fair value of the underlying stock on the date of the grant. Except for the stock options granted on September 1, 1999, discussed below, stock options granted under the Plan generally become exercisable after a period of three years from the first day of the fiscal year of grant and expire seven years thereafter. The fair values of the options granted during 1999, 2000, and 2001 were $13.74, $16.37, and $14.38 per option, respectively. Fair values were estimated using the Black-Scholes pricing model with the following assumptions:

                                      1999      2000      2001
--------------------------------------------------------------
Risk-free interest rate               5.5%      5.9%      6.2%
Expected volatility                  17.4%     21.6%     24.0%
Expected dividend yield               2.2%      2.2%      2.2%
Expected life (years)                   6         6         6

On September 1, 1999, the company made a special grant of 486,250 stock options with an exercise price of $100 per share, which become exercisable on May 1, 2006 and expire on September 1, 2007. The fair value of these options was $5.77 per option, using the Black-Scholes pricing model with the following assumptions: a risk-free interest rate of 6.0%, expected volatility of 18.0%, an expected dividend yield of 2.2%, and an expected life of 8 years.

As of April 30, 2001, no other stock-based awards have been granted under the Plan.

The company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options. Accordingly, no compensation expense has been recognized. Had compensation expense for the stock options been determined based on the fair value at the grant dates consistent with the methodology prescribed under FASB Statement No. 123, "Accounting for Stock-Based Compensation," the company's net income would have been reduced by $1.5 in 1999, $2.6 in 2000, and $3.2 in 2001. The company's basic and diluted earnings per share would have been reduced by $0.02 per share in 1999, $0.04 per share in 2000, and $0.05 per share in 2001.

The following table summarizes option activity for the three years ended April 30, 2001. All options are for an equivalent number of shares of Class B common stock.
                                                                 Weighted
                                       Options                    Average
                                     Outstanding               Exercise Price
--------------------------------------------------------------------------------
Balance, April 30, 1998                 387,752                  $ 44.27
   Granted                              245,880                    61.25
   Forfeited                            (18,043)                   45.18
                                      ------------------------------------------
Balance, April 30, 1999                 615,589                    51.03
   Granted                              804,268                    85.09
   Exercised                             (6,154)                   36.13
   Forfeited                            (13,958)                   88.10
                                      ------------------------------------------
Balance, April 30, 2000               1,399,745                    70.30
   Granted                              414,886                    52.60
   Exercised                            (21,802)                   43.93
   Forfeited                             (2,825)                   49.13
                                      ------------------------------------------
Balance, April 30, 2001               1,790,004                    66.55
                                      ==========================================

The following table summarizes the status of stock options outstanding as of April 30, 2001, by exercise price:

                                            Remaining
Exercise Price        Options              Contractual               Options
  Per Option        Outstanding            Life (Years)            Exercisable
--------------      -----------            ------------            -----------
 $ 36.13               122,018                 5.0                   122,018
   49.13               215,292                 6.0                   215,292
   50.44               396,841                 9.0                      --
   61.25               245,830                 7.0                      --
   62.25               316,678                 8.0                      --
  100.00               493,345                 6.3                      --
                    -----------                                    -----------
                     1,790,004                                       337,310
                    ===========                                    ===========

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

The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants. We have made available to PricewaterhouseCoopers LLP all the company's financial records and related data, as well as the minutes of stockholders', directors', and other appropriate meetings. Furthermore, we believe that all representations made to PricewaterhouseCoopers LLP during the audit were valid and appropriate.

We are responsible for establishing and maintaining a system of internal control designed to provide reasonable assurance at reasonable cost that financial records are reliable for preparing financial statements and that assets are properly accounted for and safeguarded. The company has an internal audit function that is intended to provide a review and monitoring process that allows the company to be reasonably sure that the system of internal control operates effectively. In addition, as part of the audit of the financial statements, PricewaterhouseCoopers LLP completed a study and evaluation of selected internal accounting controls to establish a basis for reliance thereon in determining the nature, timing, and extent of audit tests to be applied. We have considered the internal auditors' and PricewaterhouseCoopers LLP's recommendations concerning the system of internal control and have taken actions that we believe are cost-effective in the circumstances to respond appropriately to these recommendations. We believe that as of April 30, 2001, the system of internal control is adequate to accomplish the objectives discussed herein.

We also recognize our responsibility for fostering a strong ethical climate so that the company's affairs are conducted according to the highest standards of personal and corporate conduct. This responsibility is characterized and reflected in the company's Code of Conduct and Compliance Guidelines, which set forth the company's compliance program. The compliance program addresses, among other things, the necessity of ensuring open communication through the company; the disclosure of potential conflict of interest; the compliance with all applicable domestic and foreign laws, including those relating to financial disclosure; and the maintenance of the confidentiality of proprietary information. The company has a systematic program for assessing compliance with these standards, including a review by the Audit Committee of the Board of Directors.

The Board of Directors, through its Audit Committee, composed solely of directors who are not employees of the company, meets with management, the internal auditors, and the independent accountants to ensure that each is properly discharging its respective responsibilities. Both the independent accountants and the internal auditors have free access to the Audit Committee, without management present, to discuss the results of their work, including internal accounting controls and the quality of financial reporting.



/s/ Owsley Brown II
Owsley Brown II
Chairman of the Board
 and Chief Executive Officer



/s/ Phoebe A. Wood
Phoebe A. Wood
Executive Vice President
 and Chief Financial Officer



                        REPORT OF INDEPENDENT ACCOUNTANTS


BROWN-FORMAN CORPORATION

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Brown-Forman Corporation and Subsidiaries ("the Company") at April 30, 1999, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky
May 24, 2001

                                                                     Exhibit 21

                         SUBSIDIARIES OF THE REGISTRANT

                                          Percentage           State or
                                          of Voting          Jurisdiction
Name                                   Securities Owned    of Incorporation
----                                   ----------------    ----------------
AMG Trading, L.L.C.                           100%           Delaware
Brown-Forman Beverages Australia Pty. Ltd.    100%           Australia
Brown-Forman Beverages North Asia, L.L.C.     100%           Delaware
Brown-Forman International FSC, Ltd.          100%           U.S. Virgin Islands
B-F Korea, L.L.C.                             100%           Delaware
Brown-Forman Beverages Poland                 100%           Poland
Brown-Forman Beverages UK, Ltd.               100%           United Kingdom
Brown-Forman Relocation Corp.                 100%           Kentucky
Brown-Forman Travel, Inc.                     100%           Kentucky
Canadian Mist Distillers, Limited             100%           Ontario, Canada
Early Times Distillers Company                100%           Delaware
Fetzer Vineyards                              100%           California
Fratelli Bolla International Wines, Inc.      100%           Kentucky
Hartmann Incorporated                         100%           Delaware
Heddon's Gate Investments, L.L.C.             100%           Delaware
Jack Daniel's Properties, Inc.                100%           Delaware
Lenox, Incorporated                           100%           New Jersey
Mt. Eagle Corporation                         100%           Delaware
Sonoma-Cutrer Vineyards, Inc.                 100%           California
Southern Comfort Properties, Inc.             100%           California
Washington Investments, L.L.C.                100%           Kentucky
West Main Interactive, L.L.C.                 100%           Delaware
Longnorth Limited                             100% (1) (3)   Ireland
Chissick Limited                              100% (1) (4)   Ireland
Clintock Limited                              100% (1) (4)   Ireland
Brooks & Bentley Limited                      100% (2)       United Kingdom
Dansk International Designs Ltd.              100% (2)       New York
Norfolk Investments, Inc.                     100% (2)       Delaware
Voldgade Investment Holdings A/S              100% (3)       Denmark
Brown-Forman Mauritius Limited                100% (4)       Mauritius
Pitts Bay Trading Limited                      75% (4)       Bermuda
BFC Tequila Limited                            67% (4)       Ireland
Drake Investments, Inc.                       100% (5)       Delaware
Jack Daniel Distillery,
   Lem Motlow, Prop., Inc.                    100% (5)       Tennessee
Brown-Forman Korea Ltd.                       100% (6)       Korea
Fratelli Bolla, S.p.A.                        100% (7)       Italy
Brown-Forman Beverages Worldwide,
   Comercio de Bebidas Ltda.                  100% (8)       Brazil
Brown-Forman Worldwide, L.L.C.                100% (8)       Delaware
JDPI Investments, L.L.C.                      100% (9)       Delaware
Amercain Investments C.V.                     100% (10)      Netherlands
Brown-Forman Beverages Africa, Ltd.           100% (11)      Bermuda


The companies listed above constitute all active subsidiaries in which Brown-Forman Corporation owns, either directly or indirectly, the majority of the voting securities. No other active affiliated companies are controlled by Brown-Forman Corporation.

 (1)  Includes qualifying shares assigned to Brown-Forman Corporation.
 (2)  Owned by Lenox, Incorporated.
 (3)  Owned by Amercain Investments C.V.
 (4)  Owned by Longnorth Limited.
 (5)  Owned by Jack Daniel's Properties, Inc.
 (6)  Owned by B-F Korea, L.L.C.
 (7)  Owned by Fratelli Bolla International Wines, Inc.
 (8) Owned 99% by Brown-Forman Corporation and 1% by Early Times Distillers Company.
 (9)  Owned 99% by Jack Daniel's Properties, Inc. and 1% by Fetzer Vineyards.
(10) Owned 95% by Brown-Forman Corporation and 5% by Heddon's Gate Investments, L.L.C.
(11)  Owned 99% by Clintock Limited and 1% by Longnorth Limited.

                                                                    Exhibit 23
                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 (Nos. 33-12413, 33-52551) and Form S-8 (No. 333-08311,
333-38649, 333-74567 and 333-77903) of Brown-Forman Corporation of our report dated May 24, 2001 relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated May 24, 2001 relating to the financial statement schedule, which appears in this Form 10-K.


/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky
July 26, 2001