Form 10-Q
period 2001-07-31
BROWN FORMAN CORP
filed 2001-09-14
CIK 14693

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

  |X|      QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended JULY 31, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 31, 2001

      Class A Common Stock ($.15 par value, voting)             28,891,260
      Class B Common Stock ($.15 par value, nonvoting)          39,385,519

                            BROWN-FORMAN CORPORATION
                       Index to Quarterly Report Form 10-Q


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                Page

          Condensed Consolidated Statement of Income
             Three months ended July 31, 2000 and 2001                   3

          Condensed Consolidated Balance Sheet
             April 30, 2001 and July 31, 2001                            4

          Condensed Consolidated Statement of Cash Flows
             Three months ended July 31, 2000 and 2001                   5

          Notes to the Condensed Consolidated Financial Statements       6 -  9


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 10 - 13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk     13


                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders            14

Item 6.  Exhibits and Reports on Form 8-K                               14

Signatures                                                              15

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                            BROWN-FORMAN CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

                                                        Three Months Ended
                                                             July 31,
                                                     2000                 2001
                                                   -------              -------

Net sales                                          $ 466.0              $ 469.7
Excise taxes                                          55.6                 51.7
Cost of sales                                        155.4                170.1
                                                   -------              -------
      Gross profit                                   255.0                247.9

Selling, general, and administrative expenses        115.0                114.9
Advertising expenses                                  72.1                 71.7
                                                   -------              -------
   Operating income                                   67.9                 61.3

Interest income                                        3.1                  1.1
Interest expense                                       4.0                  2.6
                                                   -------              -------
   Income before income taxes                         67.0                 59.8

Taxes on income                                       24.4                 20.6
                                                   -------              -------
   Net income                                      $  42.6              $  39.2
                                                   =======              =======

Earnings per share
 - Basic and Diluted                               $  0.62              $  0.57
                                                   =======              =======

Shares (in thousands) used in the
calculation of earnings per share
 - Basic                                            68,517               68,416
 - Diluted                                          68,558               68,557

Cash dividends declared per common share           $  0.31              $  0.33
                                                   =======              =======


See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                                  April 30,           July 31,
                                                    2001                2001
                                                                     (Unaudited)
                                                  --------             --------
Assets
------
Cash and cash equivalents                         $   86.1             $   86.4
Accounts receivable, net                             302.6                275.5
Inventories:
   Barreled whiskey                                  219.6                217.7
   Finished goods                                    216.3                247.4
   Work in process                                    99.1                 81.0
   Raw materials and supplies                         48.5                 56.9
                                                  --------             --------
      Total inventories                              583.5                603.0

Other current assets                                  27.9                 20.9
                                                  --------             --------
   Total current assets                            1,000.1                985.8

Property, plant and equipment, net                   417.8                424.1
Goodwill                                             250.9                250.9
Other assets                                         270.9                275.1
                                                  --------             --------
   Total assets                                   $1,939.7             $1,935.9
                                                  ========             ========
Liabilities
-----------
Commercial paper                                  $  204.4             $  217.7
Accounts payable and accrued expenses                280.8                245.0
Accrued taxes on income                               45.4                 56.9
Dividends payable                                      --                  22.5
Deferred income taxes                                  8.0                  8.0
                                                  --------             --------
   Total current liabilities                         538.6                550.1

Long-term debt                                        40.2                 40.2
Deferred income taxes                                 61.4                 54.1
Accrued postretirement benefits                       58.7                 58.9
Other liabilities and deferred income                 53.6                 61.7
                                                  --------             --------
   Total liabilities                                 752.5                765.0

Stockholders' Equity
--------------------
Common stock                                          10.3                 10.3
Retained earnings                                  1,225.6              1,219.7
Accumulated other comprehensive loss                 (16.5)               (14.7)
Treasury stock (537,394 and 719,459 common
 shares at April 30 and July 31, respectively)       (32.2)               (44.4)
                                                  --------             --------
   Total stockholders' equity                      1,187.2              1,170.9
                                                  --------             --------
   Total liabilities and stockholders' equity     $1,939.7             $1,935.9
                                                  ========             ========

Note: The balance sheet at April 30, 2001, has been taken from the audited financial statements at that date, and condensed.

See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
          (In millions; amounts in parentheses are reductions of cash)

                                                         Three Months Ended
                                                             July 31,
                                                     2000                 2001
                                                   -------              -------
Cash flows from operating activities:
   Net income                                      $  42.6              $  39.2
   Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Depreciation                                    13.2                 13.3
      Amortization                                     2.7                  --
      Deferred income taxes                          (13.3)                (7.3)
      Other                                           (4.7)                 7.7
   Changes in assets and liabilities:
      Accounts receivable                             48.8                 27.1
      Inventories                                    (20.7)               (19.5)
      Other current assets                             5.5                  7.0
      Accounts payable and accrued expenses          (29.1)               (35.8)
      Accrued taxes on income                         36.3                 11.5
                                                   -------              -------
         Cash provided by operating activities        81.3                 43.2

Cash flows from investing activities:
   Additions to property, plant, and equipment       (21.0)               (19.9)
   Investment in affiliate                           (14.8)                 --
   Other                                              (4.3)                (1.0)
                                                   -------              -------
         Cash used for investing activities          (40.1)               (20.9)

Cash flows from financing activities:
   Net change in commercial paper                    (12.1)                13.3
   Acquisition of treasury stock                       --                 (12.7)
   Dividends paid                                    (21.3)               (22.6)
                                                   -------              -------
         Cash used for financing activities          (33.4)               (22.0)
                                                   -------              -------
Net increase in cash and cash equivalents              7.8                  0.3

Cash and cash equivalents, beginning of period       180.2                 86.1
                                                   -------              -------
Cash and cash equivalents, end of period           $ 188.0              $  86.4
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

                            BROWN-FORMAN CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

In these notes, "we," "us," and "our" refer to Brown-Forman Corporation.

1.   Condensed Consolidated Financial Statements

We prepared these unaudited condensed consolidated statements using our customary accounting practices as set out in our 2001 annual report on Form 10-K (the "2001 Annual Report"). We made all of the adjustments (which includes only normal, recurring adjustments) needed to present this data fairly.

We condensed or omitted some of the information found in financial statements prepared according to generally accepted accounting principles ("GAAP"). You should read these financial statements together with the 2001 Annual Report, which does conform to GAAP.

2.   Inventories

We use the last-in, first-out method to determine the cost of almost all of our inventories. If the last-in, first-out method had not been used, inventories would have been $105.2 million higher than reported as of April 30, 2001, and $108.5 million higher than reported as of July 31, 2001.

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

6.   Business Segment Information

(Dollars in millions)                             Three Months Ended
                                                        July 31,
                                                  2000            2001
                                                 ------          ------
Net sales:
   Wine and spirits                              $341.1          $343.0
   Consumer durables                              124.9           126.7
                                                 ------          ------
      Consolidated net sales                     $466.0          $469.7
                                                 ======          ======

Operating income (loss):
   Wine and spirits                              $ 68.1          $ 62.3
   Consumer durables                               (0.2)           (1.0)
                                                 ------          ------
                                                   67.9            61.3
Interest expense, net                               0.9             1.5
                                                 ------          ------
   Consolidated income before income taxes       $ 67.0          $ 59.8
                                                 ======          ======


                                                April 30,       July 31,
                                                  2001            2001
                                                 ------          ------
Goodwill:
   Wine and spirits                              $120.6          $120.6
   Consumer durables                              130.3           130.3
                                                 ------          ------
   Consolidated goodwill                         $250.9          $250.9
                                                 ======          ======


7.   Derivative Instruments and Hedging Activities

Effective May 1, 2001, we adopted Financial Accounting Standards Board (FASB) Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." That Statement requires that all derivative instruments be reported on the balance sheet at fair value. The cumulative effect of adopting Statement No. 133 as of May 1, 2001, was not material to the company's consolidated financial statements.

We use synthetic foreign currency forward contracts, generally with average maturities of less than one year, as protection against the risk that the eventual U.S. dollar cash flows resulting from the forecasted sale and purchase of goods in foreign currencies will be adversely affected by changes in exchange rates. These derivative financial instruments are designated as cash flow hedges.

We formally assess, both at the inception and at least quarterly thereafter, whether the derivative financial instruments are effective at offsetting changes in the cash flows of the hedged transactions. The effective portion of a derivative's change in fair value is deferred in accumulated other comprehensive income or loss until the underlying hedged transaction is recognized in earnings. Any ineffective portion of the change in fair value is immediately recognized in earnings.

The net gain recognized in earnings during the three months ended July 31, 2001, due to the ineffectiveness or discontinuation of cash flow hedges was not material. Because all of our outstanding cash flow hedging instruments hedge sales or purchases that are forecasted to occur within the next twelve months, we expect to reclassify all of the existing $1.2 million net gain from accumulated other comprehensive loss to earnings during the next twelve months.

8.   Comprehensive Income

Comprehensive income, which is defined as the change in equity from transactions and other events from nonowner sources, was as follows (in millions):

                                                  Three Months Ended
                                                        July 31,
                                                  2000            2001
                                                 ------          ------
Net income                                       $ 42.6          $ 39.2
Other comprehensive income:
   Change in unrealized gain on cash flow hedges:
      Cumulative effect of accounting change,
       net of tax of $1.3 in 2001                   --              2.0
      Reclassification to earnings,
       net of tax of $0.5 in 2001                   --             (0.8)
                                                 ------          ------
                                                    --              1.2
   Foreign currency translation adjustment          0.3             0.6
                                                 ------          ------
Other comprehensive income                          0.3             1.8
                                                 ------          ------
   Comprehensive income                          $ 42.9          $ 41.0
                                                 ======          ======

Accumulated other comprehensive loss (income) consisted of the following (in millions):
                                                April 30,       July 31,
                                                  2001            2001
                                                 ------          ------
Cumulative translation adjustment                $ 16.5          $ 15.9
Unrealized gain on cash flow hedge contracts        --             (1.2)
                                                 ------          ------
                                                 $ 16.5          $ 14.7
                                                 ======          ======

9.   Goodwill and Other Intangible Assets

On July 20, 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. Statement No. 141 also specifies the criteria under which intangible assets acquired in a purchase method business combination should be recognized and reported apart from goodwill. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead assessed for impairment at least annually by applying a fair value-based test. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

Statement No. 141 became effective upon its issuance. We elected to adopt Statement No. 142 as of May 1, 2001, and are in the process of performing the transitional goodwill impairment test, which must be completed by the end of fiscal 2002. Any impairment loss recognized as a result of this transitional assessment would be recorded as the cumulative effect of a change in accounting principle and would require the restatement of net income for the three months ended July 31, 2001.

The following table adjusts reported net income and earnings per share for the three months ended July 31, 2000 (prior to the adoption date) to exclude amortization of goodwill and other intangible assets with indefinite useful lives:
                                            Net Income     Basic and Diluted
                                           (in millions)   Earnings Per Share
                                            -----------    ------------------
As reported                                   $ 42.6             $ 0.62
Amortization of goodwill                         2.5               0.04
Amortization of other intangibles                0.2                --
                                            -----------    ------------------
Adjusted                                      $ 45.3             $ 0.66
                                            ===========    ==================

The intangible assets with indefinite useful lives, other than goodwill, consist of trademarks of $7.5 million and $7.8 million as of April 30 and July 31, 2001, respectively. These trademarks are included in "Other Assets" in the accompanying condensed consolidated balance sheet. We have no significant intangible assets with definite useful lives and, thus, no significant amortization expense for the three months ended July 31, 2001.


10.  Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis along with our 2001 Annual Report. Note that the results of operations for the three months ended July 31, 2001, do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, "we," "us," and "our" refer to Brown-Forman Corporation.

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

Beverage Risk Factors: Our domestic beverage business, like most other consumer businesses, will be hurt if the U.S. economy softens further or goes into a recession. Beverage wholesalers and retailers in the U.S. appear to be lowering their beverage trade inventories, which adversely affects shipments. A further slowing of business travel and entertainment would also affect demand for our premium beverage products. Profits from our international beverage business may be adversely affected if the U.S. dollar continues to strengthen against other currencies or if economic conditions deteriorate in the principal countries to which we export our beverage products, including the United Kingdom, Germany, Japan, and Australia. Our long-term outlook for our beverage business anticipates continued success of Jack Daniel's Tennessee Whiskey, Southern Comfort, and our other core spirit and wine brands. This assumption is based in part on favorable demographic trends in the U.S. and many international markets for the sale of spirits and wine. Current expectations for our global beverage business may not be met if these demographic trends do not translate into corresponding sales increases. Profits could also be affected by increases in the price of grain, grapes or energy.

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


Results of Operations:
First Quarter Fiscal 2002 Compared to First Quarter Fiscal 2001

Here is a summary of our operating performance (expressed in millions, except percentage and per share amounts):

                                             Three Months Ended
                                                   July 31,
                                            2000             2001         Change
                                           ------           ------        ------
Net Sales:
   Wine & Spirits                          $341.1           $343.0          1 %
   Consumer Durables                        124.9            126.7          2 %
                                           ------           ------
      Total                                $466.0           $469.7          1 %

Gross Profit:
   Wine & Spirits                          $190.4           $186.3         (2 %)
   Consumer Durables                         64.6             61.6         (5 %)
                                           ------           ------
      Total                                $255.0           $247.9         (3 %)

Operating Income (Loss):
   Wine & Spirits                          $ 68.1           $ 62.3         (9 %)
   Consumer Durables                         (0.2)            (1.0)         N/M
                                           ------           ------
      Total                                $ 67.9           $ 61.3        (10 %)

Net Income                                 $ 42.6           $ 39.2         (8 %)

Earnings per Share - Basic and Diluted     $ 0.62           $ 0.57         (8 %)

Effective Tax Rate                           36.4%            34.5%


Beverage revenues rose 1% during the quarter, while gross profits fell 2% and operating income declined 9%. Adjusted for the negative impact of foreign currency translation, beverage operating income grew 4% on a 2% increase in revenues. A decline in segment gross margin from 55.8% last year to 54.3% was influenced by weaker currencies in key overseas markets. Advertising investments for the quarter were down 1% in U.S. dollar terms, but rose slightly on a local currency basis.

U.S. consumer demand for Jack Daniel's moderated in the quarter, attributed to the slowing economy. Volume trends for Jack Daniel's remain vibrant in Europe, however, where they grew at a double-digit rate for the quarter. U.S. growth for Southern Comfort continues to reflect renewed marketing and sales initiatives, and sales of Finlandia remain robust around the world. Demand for the company's premium wine brands also continued to strengthen, with U.S. depletions for the quarter attaining record levels.

Revenues for Consumer Durables rose 2% during the quarter, boosted by strong gains for Lenox collectible and giftware products sold direct to consumers. A soft U.S. retail environment has clearly dampened orders for fine china and other tabletop products, however, resulting in an overall drop in gross profits for the segment. A seasonal business that typically reports a loss in the May-July period, Consumer Durables reported a first quarter operating loss of $1.0 million, compared to a $0.2 million loss in the same period last year.

Net interest expense increased from last year's first quarter, primarily reflecting financing costs associated with our $84 million equity investment in Finlandia Vodka Worldwide Ltd. The reduction in the company's consolidated effective tax rate was largely due to the discontinuation of goodwill amortization, which is not tax deductible.

As discussed in Note 9 to the accompanying condensed consolidated financial statements, we adopted FASB Statement No. 142 as of May 1, 2001. As a result, goodwill and other intangible assets that have indefinite useful lives are no longer subject to amortization. Rather, such assets must be assessed for impairment by applying a fair value-based test on at least an annual basis. The discontinuation of amortization improved earnings for the quarter by $2.7 million, or $0.04 per share, and will benefit earnings comparisons for the full year by $12.4 million, or $0.18 per share. We are in the process of performing the transitional goodwill impairment test, which must be completed by the end of fiscal 2002. Any impairment loss recognized as a result of this transitional assessment would be recorded as the cumulative effect of a change in accounting principle and would require the restatement of net income for the three months ended July 31, 2001.

Our current forecast indicates full-year fiscal 2002 earnings of $3.50 per share, an increase of 3% over last year. Our earnings outlook anticipates a series of business improvement initiatives to streamline procurement and production practices, reduce inventories, and improve connections with our customers. First quarter results included $3 million of after-tax costs to fund this business improvement program. Additional investments being contemplated could lower net income by approximately $20 million between now and the end of fiscal 2003. These investments are expected to produce greater benefit in the future, significantly strengthening the company's long-term cash flow and earnings.

Liquidity and Financial Condition

Cash and cash equivalents changed little during the three months ended July 31, 2001, as cash provided by operating activities was used for financing and investing activities. Cash provided by operations totaled $43.2 million, primarily reflecting net income before depreciation and the normal seasonal increase in accrued income taxes and decrease in accounts receivable during the period. Those amounts were partially offset by a reduction in accounts payable and accrued expenses, and an increase in inventories, as well as a continuing liquidation of deferred income taxes in compliance with revised U.S. tax regulations. Cash of $20.9 million was used for investing activities, as we continue to expand the capacity of our wine and spirits production facilities. Cash of $22.0 million was used for financing activities, primarily reflecting dividends paid during the period.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Since April 30, 2001, there have been no material changes in the company's interest rate, foreign currency and commodity price exposures, the types of derivative financial instruments used to hedge those exposures, or the underlying market conditions.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the company held July 26, 2001, the following matter was voted upon:

    Election of Jerry E. Abramson, Barry D. Bramley, Geo. Garvin Brown III, Owsley Brown II, Donald G. Calder, Owsley Brown Frazier, Richard P. Mayer, Stephen E. O'Neil, William M. Street, and Dace Brown Stubbs to serve as directors until the next annual election of directors, or until a successor has been elected and qualified.

                                         For               Withheld
                                      ----------           --------
    Jerry E. Abramson                 27,874,381            10,063
    Barry D. Bramley                  27,877,363             7,081
    Geo. Garvin Brown III             27,878,054             6,390
    Owsley Brown II                   27,845,793            38,651
    Donald G. Calder                  27,878,046             6,398
    Owsley Brown Frazier              27,877,949             6,495
    Richard P. Mayer                  27,878,054             6,390
    Stephen E. O'Neil                 27,876,147             8,297
    William M. Street                 27,845,639            38,805
    Dace Brown Stubbs                 27,877,937             6,507


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

                                                BROWN-FORMAN CORPORATION
                                                     (Registrant)


Date:   September 13, 2001                      By:  /s/ Phoebe A. Wood
                                                Phoebe A. Wood
                                                Executive Vice President and
                                                 Chief Financial Officer
                                                (On behalf of the Registrant and
                                                 as Principal Financial Officer)