Form 10-Q
period 2001-10-31
BROWN FORMAN CORP
filed 2001-12-12
CIK 14693

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

  |X|      QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended OCTOBER 31, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: November 30, 2001

      Class A Common Stock ($.15 par value, voting)             28,891,260
      Class B Common Stock ($.15 par value, nonvoting)          39,396,792

                            BROWN-FORMAN CORPORATION
                       Index to Quarterly Report Form 10-Q


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                Page

          Condensed Consolidated Statement of Income
             Three months ended October 31, 2000 and 2001                3
             Six months ended October 31, 2000 and 2001                  3

          Condensed Consolidated Balance Sheet
             April 30, 2001 and October 31, 2001                         4

          Condensed Consolidated Statement of Cash Flows
             Six months ended October 31, 2000 and 2001                  5

          Notes to the Condensed Consolidated Financial Statements       6 -  9


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 10 - 14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk     15


                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                               15

Signatures                                                              16

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                            BROWN-FORMAN CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

                                    Three Months Ended       Six Months Ended
                                        October 31,             October 31,
                                     2000        2001        2000         2001
                                   -------     -------     --------     --------

Net sales                          $ 646.8     $ 644.1     $1,112.8     $1,113.8
Excise taxes                          72.7        68.3        128.2        120.0
Cost of sales                        234.1       246.1        389.6        416.2
                                   -------     -------     --------     --------
      Gross profit                   340.0       329.7        595.0        577.6

Advertising expenses                  82.4        83.8        154.5        155.6
Selling, general, and
 administrative expenses             128.8       121.9        243.8        236.7
                                   -------     -------     --------     --------
   Operating income                  128.8       124.0        196.7        185.3

Interest income                        1.7         0.9          4.8          2.0
Interest expense                       4.6         2.7          8.6          5.2
                                   -------     -------     --------     --------
   Income before income taxes        125.9       122.2        192.9        182.1

Taxes on income                       45.8        42.1         70.2         62.8
                                   -------     -------     --------     --------
   Net income                      $  80.1     $  80.1     $  122.7     $  119.3
                                   =======     =======     ========     ========

Earnings per share
 - Basic and Diluted               $  1.17     $  1.17     $   1.79     $   1.74
                                   =======     =======     ========     ========

Shares (in thousands) used in the
calculation of earnings per share
 - Basic                            68,473      68,285       68,491       68,361
 - Diluted                          68,535      68,417       68,543       68,494

Cash dividends declared
 per common share                  $  0.31     $  0.33     $   0.62     $   0.66
                                   =======     =======     ========     ========


See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                                  April 30,          October 31,
                                                    2001                2001
                                                                     (Unaudited)
                                                  --------             --------
Assets
------
Cash and cash equivalents                         $   86.1             $   94.1
Accounts receivable, net                             302.6                376.4
Inventories:
   Barreled whiskey                                  219.6                211.2
   Finished goods                                    216.3                249.0
   Work in process                                    99.1                122.8
   Raw materials and supplies                         48.5                 57.5
                                                  --------             --------
      Total inventories                              583.5                640.5

Other current assets                                  27.9                 18.0
                                                  --------             --------
   Total current assets                            1,000.1              1,129.0

Property, plant and equipment, net                   417.8                431.2
Goodwill                                             247.4                247.4
Other assets                                         274.4                285.1
                                                  --------             --------
   Total assets                                   $1,939.7             $2,092.7
                                                  ========             ========
Liabilities
-----------
Commercial paper                                  $  204.4             $  269.0
Accounts payable and accrued expenses                280.8                310.3
Accrued taxes on income                               45.4                 57.5
Deferred income taxes                                  8.0                  8.0
                                                  --------             --------
   Total current liabilities                         538.6                644.8

Long-term debt                                        40.2                 40.2
Deferred income taxes                                 61.4                 44.1
Accrued postretirement benefits                       58.7                 59.4
Other liabilities and deferred income                 53.6                 53.0
                                                  --------             --------
   Total liabilities                                 752.5                841.5

Stockholders' Equity
--------------------
Common stock                                          10.3                 10.3
Retained earnings                                  1,225.6              1,299.7
Accumulated other comprehensive loss                 (16.5)               (15.1)
Treasury stock (537,394 and 708,186 common shares
 at April 30 and October 31, respectively)           (32.2)               (43.7)
                                                  --------             --------
   Total stockholders' equity                      1,187.2              1,251.2
                                                  --------             --------
   Total liabilities and stockholders' equity     $1,939.7             $2,092.7
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

                            BROWN-FORMAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
          (In millions; amounts in parentheses are reductions of cash)

                                                          Six Months Ended
                                                             October 31,
                                                     2000                 2001
                                                   -------              -------
Cash flows from operating activities:
   Net income                                      $ 122.7              $ 119.3
   Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Depreciation                                    27.0                 26.6
      Amortization                                     5.4                  --
      Deferred income taxes                          (29.5)               (17.3)
      Other                                          (10.4)                (7.7)
   Changes in assets and liabilities:
      Accounts receivable                            (92.7)               (73.8)
      Inventories                                    (69.3)               (57.0)
      Other current assets                            13.2                  9.9
      Accounts payable and accrued expenses           59.4                 29.5
      Accrued taxes on income                         42.2                 12.1
                                                   -------              -------
         Cash provided by operating activities        68.0                 41.6

Cash flows from investing activities:
   Additions to property, plant, and equipment       (50.1)               (38.3)
   Investment in affiliates                         (102.0)                 --
   Other                                              (0.1)                (2.1)
                                                   -------              -------
         Cash used for investing activities         (152.2)               (40.4)

Cash flows from financing activities:
   Net change in commercial paper                     48.3                 64.6
   Reduction of long-term debt                        (0.2)                 --
   Acquisition of treasury stock                      (3.1)               (12.7)
   Dividends paid                                    (42.5)               (45.1)
                                                   -------              -------
         Cash provided by financing activities         2.5                  6.8
                                                   -------              -------
Net increase (decrease) in
 cash and cash equivalents                           (81.7)                 8.0

Cash and cash equivalents, beginning of period       180.2                 86.1
                                                   -------              -------
Cash and cash equivalents, end of period           $  98.5              $  94.1
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

2.   Inventories

We use the last-in, first-out method to determine the cost of almost all of our inventories. If the last-in, first-out method had not been used, inventories would have been $105.2 million higher than reported as of April 30, 2001, and $112.8 million higher than reported as of October 31, 2001.

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

6.   Business Segment Information (in millions)

                                    Three Months Ended       Six Months Ended
                                        October 31,             October 31,
                                      2000       2001        2000         2001
                                     ------     ------     --------     --------
Net sales:
   Wine and spirits                  $453.4     $475.1     $  794.6     $  818.0
   Consumer durables                  193.4      169.0        318.2        295.8
                                     ------     ------     --------     --------
      Consolidated net sales         $646.8     $644.1     $1,112.8     $1,113.8
                                     ======     ======     ========     ========

Operating income:
   Wine and spirits                  $ 96.1     $109.1     $  164.2     $  171.3
   Consumer durables                   32.7       14.9         32.5         14.0
                                     ------     ------     --------     --------
                                      128.8      124.0        196.7        185.3
Interest expense, net                   2.9        1.8          3.8          3.2
                                     ------     ------     --------     --------
   Consolidated income
    before income taxes              $125.9     $122.2     $  192.9     $  182.1
                                     ======     ======     ========     ========

                                         April 30,              October 31,
                                           2001                    2001
Goodwill:                                 ------                  ------
   Wine and spirits                       $116.2                  $116.2
   Consumer durables                       131.2                   131.2
                                          ------                  ------
   Consolidated goodwill                  $247.4                  $247.4
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

We use foreign currency forward contracts and options, generally with average maturities of less than one year, as protection against the risk that the eventual U.S. dollar cash flows resulting from the forecasted sale and purchase of goods in foreign currencies will be adversely affected by changes in exchange rates. These derivative financial instruments are designated as cash flow hedges.

We formally assess, both at the inception and at least quarterly thereafter, whether the derivative financial instruments are effective at offsetting changes in the cash flows of the hedged transactions. The effective portion of a derivative's change in fair value is deferred in "Accumulated Other
Comprehensive Loss (Income)" until the underlying hedged transaction is recognized in earnings. Any ineffective portion of the change in fair value is immediately recognized in earnings.

The net gain recognized in earnings during the six months ended October 31, 2001, due to the ineffectiveness or discontinuation of cash flow hedges was not material. Because all of our outstanding cash flow hedging instruments hedge sales or purchases that are forecasted to occur within the next twelve months, we expect to reclassify all of the existing $0.4 million net gain from accumulated other comprehensive loss to earnings during the next twelve months.

8.   Comprehensive Income

Comprehensive income, which is defined as the change in equity from transactions and other events from nonowner sources, was as follows (in millions):

                                    Three Months Ended       Six Months Ended
                                        October 31,            October 31,
                                      2000       2001       2000         2001
                                     ------     ------     ------       ------
Net income                           $ 80.1     $ 80.1     $122.7       $119.3
Other comprehensive income:
   Change in unrealized gain
    on cash flow hedges:
      Cumulative effect of accounting
       change, net of tax expense of
       $1.3 in the six months ended
       October 31, 2001                 --         --         --           2.0
      Change in fair value of cash
       flow hedges, net of tax benefit
       of $0.2 in the three and six
       months ended October 31, 2001    --        (0.3)       --          (0.3)
      Reclassification to earnings,
       net of tax benefit of $0.3 and
       $0.9 in the three and six months
       ended October 31, 2001,
       respectively                     --        (0.5)       --          (1.3)
                                     ------     ------     ------       ------
                                        --        (0.8)       --           0.4

Foreign currency translation
 adjustment                            (4.5)       0.4       (4.2)         1.0
                                     ------     ------     ------       ------
Other comprehensive income (loss)      (4.5)      (0.4)      (4.2)         1.4
                                     ------     ------     ------       ------
   Comprehensive income              $ 75.6     $ 79.7     $118.5       $120.7
                                     ======     ======     ======       ======


Accumulated other comprehensive loss (income) consisted of the following (in millions):
                                                April 30,      October 31,
                                                  2001            2001
                                                 ------          ------
Cumulative translation adjustment                $ 16.5          $ 15.5
Unrealized gain on cash flow hedge contracts        --             (0.4)
                                                 ------          ------
                                                 $ 16.5          $ 15.1
                                                 ======          ======

9.   Goodwill and Other Intangible Assets

On July 20, 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. Statement No. 141 also specifies the criteria under which intangible assets acquired in a purchase method business combination should be recognized and reported apart from goodwill. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be assessed for impairment at least annually by applying a fair value-based test. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

Statement No. 141 became effective upon its issuance. We elected to adopt Statement No. 142 as of May 1, 2001. No impairment of intangible assets was indicated as of that date.

The following table adjusts reported net income and earnings per share for the six months ended October 31, 2000 (prior to the adoption date) to exclude amortization of goodwill and other intangible assets with indefinite useful lives:
                                            Net Income     Basic and Diluted
                                           (in millions)   Earnings Per Share
                                            -----------    ------------------
As reported                                   $122.7             $ 1.79
Amortization of goodwill                         5.4               0.07
Amortization of other intangibles                0.4               0.01
                                            -----------    ------------------
Adjusted                                      $128.5             $ 1.87
                                            ===========    ==================

The intangible assets with indefinite useful lives, other than goodwill, consist of trademarks of $7.5 million and $8.0 million as of April 30 and October 31, 2001, respectively. These trademarks are included in "Other Assets" in the accompanying condensed consolidated balance sheet. We have no significant intangible assets with definite useful lives and thus no significant amortization expense for the six months ended October 31, 2001.

10.  Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

11.  Other

Effective May 1, 2001, we adopted FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." That Statement resolves certain implementation issues related to FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of Statement No. 144 did not have a material impact on our consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis along with our 2001 Annual Report. Note that the results of operations for the six months ended October 31, 2001, do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, "we," "us," and "our" refer to Brown-Forman Corporation.

Important Information Regarding Forward-Looking  Statements:
From time to time, we may make "forward-looking statements" related to our anticipated financial performance, business prospects, new products, and similar matters, within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe", "expect", "anticipate", "project", and similar expressions, among others, identify forward-looking statements, which speak only as of the date the statement was made. We have no current intention of updating or revising any forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

In the discussion and analysis that follows, we make several such forward-looking statements, but we do not guarantee that the results indicated will actually be achieved. These statements are subject to a number of important risks and uncertainties, which could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in those forward-looking statements. We set forth below a non-exclusive list of such risks and uncertainties.

Generally: We operate in highly competitive markets. Our business is subject to changes in general economic conditions, changes in consumer preferences, the degree of acceptance of new products, and the uncertainties of litigation. As our business continues to expand outside the United States, our financial results are more exposed to foreign exchange rate fluctuations and the health of foreign economies. However, the bulk of our business remains in the U.S. and our business prospects generally are dependent heavily on the state of the U.S. economy, which appears to be in recession. Earnings could also continue to be adversely impacted by the effects of the terrorist attacks of September 11, 2001 and related subsequent events, including the U.S response, other hostile acts, retaliation, and threats of any of these.

Beverage Risk Factors: The beverage alcohol business is not "recession proof." Our domestic beverage business, like most other consumer businesses, will be hurt by a further decline in the U.S. economy. Beverage wholesalers and retailers in the U.S. appear to be lowering their beverage trade inventories, which adversely affects shipments. A further slowing of business travel and entertainment could lower demand for beverage products. Profits from our international beverage business may be adversely affected if the U.S. dollar strengthens against other currencies or if economic conditions deteriorate in the principal countries to which we export our beverage products, including the United Kingdom, Germany, Japan, and Australia. The long-term outlook for our beverage business anticipates continued success of Jack Daniel's Tennessee
Whiskey, Southern Comfort, and our other core spirit and wine brands. This assumption is based in part on favorable demographic trends in the U.S. and many international markets for the sale of spirits and wine. Current expectations for our global beverage business may not be met if these demographic trends do not translate into corresponding sales increases. Profits could also be hurt by increases in the price of grain, grapes or energy.

The wine and spirits business, both in the United States and abroad, is also sensitive to political and social trends. The U.S. beverage alcohol business is highly sensitive to tax increases; an increase in the federal excise tax (which we do not anticipate at this time) would depress our domestic beverage business. Increases in state excise taxes on spirits and wine to meet budget shortfalls could dampen sales in those states. Legal or regulatory measures against beverage alcohol (including its advertising and promotion) could adversely affect sales. Product liability litigation against the alcohol industry, while not currently a major risk factor, could become significant if lawsuits are filed against alcohol manufacturers.

Consumer Durables Risk Factors: Earnings from our consumer durables segment are difficult to project because of the uncertain U.S. economy. Growth of fine china dinnerware hinges on the health of major department stores, the primary channel of distribution for these products. Projections will also be affected by further department store consolidation, a soft retail environment at outlet malls and consumer response to direct mail. The Hartmann luggage business is in a state of transition following a disappointing earnings year, and faces substantially reduced demand following September 11. Consumer durables are discretionary purchases and if the economy declines further this business will be hurt.


Results of Operations:
Second Quarter Fiscal 2002 Compared to Second Quarter Fiscal 2001

Here is a summary of our operating performance (expressed in millions, except percentage and per share amounts):

                                             Three Months Ended
                                                 October 31,
                                            2000             2001         Change
                                           ------           ------        ------
Net Sales:
   Wine & Spirits                          $453.4           $475.1          5 %
   Consumer Durables                        193.4            169.0        (13 %)
                                           ------           ------
      Total                                $646.8           $644.1         -- %

Gross Profit:
   Wine & Spirits                          $241.8           $249.6          3 %
   Consumer Durables                         98.2             80.1        (18 %)
                                           ------           ------
      Total                                $340.0           $329.7         (3 %)

Operating Income:
   Wine & Spirits                          $ 96.1           $109.1         13 %
   Consumer Durables                         32.7             14.9        (54 %)
                                           ------           ------
      Total                                $128.8           $124.0         (4 %)

Net Income                                 $ 80.1           $ 80.1         -- %

Earnings per Share - Basic and Diluted     $ 1.17           $ 1.17         -- %

Effective Tax Rate                           36.4%            34.5%

Beverage revenues increased 5% during the quarter and gross profit improved 3%. Operating income for the segment was up 13%, boosted by tight control of operating expenses and the benefit from a change in accounting related to the amortization of intangibles. Excluding the benefit from the accounting change, operating income was up 11%.

Jack Daniel's continued to grow around the world, with consumer demand particularly strong in Europe. Depletions for Jack Daniel's in the U.S. declined slightly for the quarter, though recent data suggest a return to modest growth. Depletions for Southern Comfort continue to grow in the U.S. while volumes are down slightly overseas. Sales of Finlandia remain robust around the world, and demand for the company's wine brands continue to strengthen. Both Fetzer and Bolla have accelerated their growth rates as renewed marketing and sales initiatives have taken effect. We remain confident about the underlying strength of the wine and spirits business and expect the segment to grow modestly this fiscal year.

Results for the consumer durables segment were down significantly this quarter, as we indicated on October 29 in our revised earnings outlook. Sales for the segment were down 13% in the second quarter, resulting in a 54% drop in operating income. Consequences of September 11 and the effects of a slowing U.S. economy have had a significant impact on sales to department stores and through company owned retail outlets. Partially offsetting this decline are Lenox sales directly to consumers, which have remained firm and are expected to grow strongly this year. Operating income for the consumer durables segment is expected to be down approximately 50% this year, including the cost of business improvement initiatives.

As discussed in Note 9 to the accompanying condensed consolidated financial statements, we adopted FASB Statement No. 142 as of May 1, 2001. As a result, goodwill and other intangible assets that have indefinite useful lives are no longer subject to amortization. Rather, such assets must be assessed for impairment by applying a fair value-based test on at least an annual basis. As of May 1, 2001, no impairment of intangible assets was indicated. The discontinuation of amortization improved earnings for the quarter by $3.1 million, or $0.05 per share.

Results of Operations:
Six Months Fiscal 2002 Compared to Six Months Fiscal 2001

Here is a summary of our operating performance (expressed in millions, except percentage and per share amounts):

                                              Six Months Ended
                                                 October 31,
                                           2000             2001          Change
                                         --------         --------        ------
Net Sales:
   Wine & Spirits                        $  794.6         $  818.0          3 %
   Consumer Durables                        318.2            295.8         (7 %)
                                         --------         --------
      Total                              $1,112.8         $1,113.8         -- %

Gross Profit:
   Wine & Spirits                        $  432.2         $  435.9          1 %
   Consumer Durables                        162.8            141.7        (13 %)
                                         --------         --------
      Total                              $  595.0         $  577.6         (3 %)

Operating Income:
   Wine & Spirits                        $  164.2         $  171.3          4 %
   Consumer Durables                         32.5             14.0        (57 %)
                                         --------         --------
      Total                              $  196.7         $  185.3         (6 %)

Net Income                               $  122.7         $  119.3         (3 %)

Earnings per Share - Basic and Diluted   $   1.79         $   1.74         (3 %)

Effective Tax Rate                           36.4%            34.5%


Beverage revenues grew 3% during the period and gross profit was up 1%. Operating income for the segment improved 4%, reflecting tight control of operating expenses. The segment also benefited from the adoption of FASB Statement No. 142 discussed above. Had the Statement been effective last year, beverage operating income for the first half of fiscal 2001 would have exceeded the amount reported for that period by $3.0 million.

Revenues and gross profit for Consumer Durables were down 7% and 13%, respectively, resulting in a 57% drop in operating income. As previously stated, consequences of September 11 and the effects of a slowing U.S. economy have had a significant impact on sales to department stores and through company owned retail outlets. While the segment benefited from the adoption of FASB Statement No. 142, lower production levels and higher discounting activity tempered margins during the period. Had Statement No. 142 been effective last year, segment operating income for the first half of fiscal 2001 would have exceeded the amount reported for that period by $2.8 million.

Net interest expense declined from last year as a result of lower interest rates. The reduction in the company's consolidated effective tax rate was largely due to the discontinuation of goodwill amortization, which is not tax deductible.

The discontinuation of amortization as a result of the company's adoption of FASB Statement No. 142 improved consolidated earnings for the first half of fiscal 2002 by $5.8 million, or $0.08 per share, and will benefit earnings comparisons for the full year by $12.4 million, or $0.18 per share.

As announced in July, we are undertaking a series of business improvement initiatives to streamline procurement and production practices, reduce inventories, and improve connections with our customers. The total cost of this program is expected to reduce net income by $20 million over fiscal years 2002 and 2003. The first half of fiscal 2002 included $3 million of after-tax costs related to this program. We expect net income to be reduced by $4 million in the third quarter of this fiscal year, principally related to a recently announced decision to close a crystal manufacturing facility. Remaining initiatives being contemplated could lower net income by an additional $13 million by the end of fiscal year 2003.


Liquidity and Financial Condition

Cash and cash equivalents increased by $8.0 million during the six months ended October 31, 2001, as cash provided by operating and financing activities exceeded cash used for investing activities. Cash provided by operations totaled $41.6 million, primarily reflecting net income before depreciation and an increase in accounts payable and accrued expenses during the period. These amounts were partially offset by a normal seasonal increase in accounts receivable and inventories as well as a continued partial liquidation of deferred income taxes in compliance with revised U.S. tax regulations. Cash of $6.8 million was provided by financing activities, primarily reflecting proceeds from the issuance of commercial paper offset by dividends paid during the period. Cash of $40.4 million was used for investing activities, consisting mostly of expenditures to expand and modernize our production facilities.

Dividends

The Board of Directors increased the quarterly cash dividend 6.1% from $0.33 to $0.35 per share on both Class A and Class B common stock, payable January 1, 2002. As a result, the indicated annual cash dividend per share rose from $1.32 to $1.40.

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

                                                BROWN-FORMAN CORPORATION
                                                     (Registrant)


Date:   December 10, 2001                  By:  /s/ Phoebe A. Wood
                                                Phoebe A. Wood
                                                Executive Vice President and
                                                 Chief Financial Officer
                                                (On behalf of the Registrant and
                                                 as Principal Financial Officer)