Form 10-Q
period 2002-01-31
BROWN FORMAN CORP
filed 2002-03-06
CIK 14693

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

  |X|      QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended JANUARY 31, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: February 28, 2002

      Class A Common Stock ($.15 par value, voting)             28,891,260
      Class B Common Stock ($.15 par value, nonvoting)          39,420,947

                            BROWN-FORMAN CORPORATION
                       Index to Quarterly Report Form 10-Q


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                Page

          Condensed Consolidated Statement of Income
             Three months ended January 31, 2001 and 2002                3
             Nine months ended January 31, 2001 and 2002                 3

          Condensed Consolidated Balance Sheet
             April 30, 2001 and January 31, 2002                         4

          Condensed Consolidated Statement of Cash Flows
             Nine months ended January 31, 2001 and 2002                 5

          Notes to the Condensed Consolidated Financial Statements       6 -  9


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 10 - 14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk     15


                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                               15

Signatures                                                              16

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                            BROWN-FORMAN CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

                                    Three Months Ended       Nine Months Ended
                                        January 31,             January 31,
                                     2001        2002        2001         2002
                                   -------     -------     --------     --------

Net sales                          $ 559.4     $ 570.5     $1,672.2     $1,684.3
Excise taxes                          64.1        66.6        192.3        186.6
Cost of sales                        205.0       221.9        594.6        638.1
                                   -------     -------     --------     --------
      Gross profit                   290.3       282.0        885.3        859.6

Advertising expenses                  74.5        76.9        229.0        232.4
Selling, general, and
 administrative expenses             125.0       116.8        368.9        353.6
                                   -------     -------     --------     --------
   Operating income                   90.8        88.3        287.4        273.6

Interest income                        2.0         0.7          6.8          2.7
Interest expense                       4.3         1.5         12.9          6.7
                                   -------     -------     --------     --------
   Income before income taxes         88.5        87.5        281.3        269.6

Taxes on income                       32.2        30.2        102.4         93.0
                                   -------     -------     --------     --------
   Net income                      $  56.3     $  57.3     $  178.9     $  176.6
                                   =======     =======     ========     ========

Earnings per share
 - Basic and Diluted               $  0.82     $  0.84     $   2.61     $   2.58
                                   =======     =======     ========     ========

Shares (in thousands) used in the
calculation of earnings per share
 - Basic                            68,460      68,293       68,482       68,341
 - Diluted                          68,599      68,403       68,563       68,469

Cash dividends declared
 per common share                  $  0.33     $  0.35     $   0.95     $   1.01
                                   =======     =======     ========     ========


See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                                  April 30,          January 31,
                                                    2001                2002
                                                                     (Unaudited)
                                                  --------             --------
Assets
------
Cash and cash equivalents                         $   86.1             $  124.8
Accounts receivable, net                             302.6                225.5
Inventories:
   Barreled whiskey                                  219.6                210.9
   Finished goods                                    216.3                209.0
   Work in process                                    99.1                116.7
   Raw materials and supplies                         48.5                 55.7
                                                  --------             --------
      Total inventories                              583.5                592.3

Other current assets                                  27.9                 23.6
                                                  --------             --------
   Total current assets                            1,000.1                966.2

Property, plant and equipment, net                   417.8                429.6
Goodwill                                             247.4                247.4
Other assets                                         274.4                296.8
                                                  --------             --------
   Total assets                                   $1,939.7             $1,940.0
                                                  ========             ========
Liabilities
-----------
Commercial paper                                  $  204.4             $  162.0
Accounts payable and accrued expenses                280.8                266.2
Accrued taxes on income                               45.4                 33.9
Dividends payable                                      --                  23.9
Deferred income taxes                                  8.0                  8.0
                                                  --------             --------
   Total current liabilities                         538.6                494.0

Long-term debt                                        40.2                 40.2
Deferred income taxes                                 61.4                 32.9
Accrued postretirement benefits                       58.7                 59.7
Other liabilities and deferred income                 53.6                 53.7
                                                  --------             --------
   Total liabilities                                 752.5                680.5

Stockholders' Equity
--------------------
Common stock                                          10.3                 10.3
Retained earnings                                  1,225.6              1,309.0
Accumulated other comprehensive loss                 (16.5)               (17.4)
Treasury stock (537,394 and 687,638 common shares
 at April 30 and January 31, respectively)           (32.2)               (42.4)
                                                  --------             --------
   Total stockholders' equity                      1,187.2              1,259.5
                                                  --------             --------
   Total liabilities and stockholders' equity     $1,939.7             $1,940.0
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

                            BROWN-FORMAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
          (In millions; amounts in parentheses are reductions of cash)

                                                          Nine Months Ended
                                                             January 31,
                                                     2001                 2002
                                                   -------              -------
Cash flows from operating activities:
   Net income                                      $ 178.9              $ 176.6
   Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Depreciation                                    40.5                 40.4
      Amortization                                     8.9                  --
      Deferred income taxes                          (35.0)               (28.5)
      Other                                          (14.7)               (15.3)
   Changes in assets and liabilities:
      Accounts receivable                             50.0                 77.1
      Inventories                                    (66.4)                (8.8)
      Other current assets                            13.4                  3.5
      Accounts payable and accrued expenses           10.8                (14.6)
      Accrued taxes on income                         39.8                (11.5)
                                                   -------              -------
         Cash provided by operating activities       226.2                218.9

Cash flows from investing activities:
   Additions to property, plant, and equipment       (74.1)               (50.7)
   Investment in affiliates                         (113.1)                 --
   Other                                              (1.7)                (5.4)
                                                   -------              -------
         Cash used for investing activities         (188.9)               (56.1)

Cash flows from financing activities:
   Net change in commercial paper                    (64.9)               (42.4)
   Reduction of long-term debt                        (6.0)                 --
   Acquisition of treasury stock                      (3.1)               (12.7)
   Dividends paid                                    (65.0)               (69.0)
                                                   -------              -------
         Cash used for financing activities         (139.0)              (124.1)
                                                   -------              -------
Net increase (decrease) in
 cash and cash equivalents                          (101.7)                38.7

Cash and cash equivalents, beginning of period       180.2                 86.1
                                                   -------              -------
Cash and cash equivalents, end of period           $  78.5              $ 124.8
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

2.   Inventories

We use the last-in, first-out method to determine the cost of almost all of our inventories. If the last-in, first-out method had not been used, inventories would have been $105.2 million higher than reported as of April 30, 2001, and $118.0 million higher than reported as of January 31, 2002.

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

6.   Business Segment Information (in millions)

                                    Three Months Ended       Nine Months Ended
                                        January 31,             January 31,
                                      2001       2002        2001         2002
                                     ------     ------     --------     --------
Net sales:
   Wine and spirits                  $394.0     $400.5     $1,188.5     $1,218.5
   Consumer durables                  165.4      170.0        483.7        465.8
                                     ------     ------     --------     --------
      Consolidated net sales         $559.4     $570.5     $1,672.2     $1,684.3
                                     ======     ======     ========     ========

Operating income:
   Wine and spirits                  $ 77.5     $ 79.4     $  241.7     $  250.8
   Consumer durables                   13.3        8.9         45.7         22.8
                                     ------     ------     --------     --------
                                       90.8       88.3        287.4        273.6
Interest expense, net                   2.3        0.8          6.1          4.0
                                     ------     ------     --------     --------
   Consolidated income
    before income taxes              $ 88.5     $ 87.5     $  281.3     $  269.6
                                     ======     ======     ========     ========

                                         April 30,              January 31,
                                           2001                    2002
Goodwill:                                 ------                  ------
   Wine and spirits                       $116.2                  $116.2
   Consumer durables                       131.2                   131.2
                                          ------                  ------
   Consolidated goodwill                  $247.4                  $247.4
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

The net gain recognized in earnings during the nine months ended January 31, 2002 due to the ineffectiveness or discontinuation of cash flow hedges was not material. Because all of our outstanding cash flow hedging instruments hedge sales or purchases that are forecasted to occur within the next twelve months, we expect to reclassify all of the existing $0.8 million net gain from accumulated other comprehensive loss to earnings during the next twelve months.

8.   Comprehensive Income

Comprehensive income, which includes all changes in equity except those resulting from investments by shareholders and distributions to shareholders, was as follows (in millions):

                                    Three Months Ended      Nine Months Ended
                                        January 31,            January 31,
                                      2001       2002       2001         2002
                                     ------     ------     ------       ------
Net income                           $ 56.3     $ 57.3     $178.9       $176.6
Other comprehensive income:
   Change in unrealized gain
    on cash flow hedges:
      Cumulative effect of accounting
       change, net of tax expense of
       $1.3 in the nine months ended
       January 31, 2001                 --         --         --           2.0
      Change in fair value of cash
       flow hedges, net of tax benefit
       of $0.6 and $0.4 in the three and
       nine months ended January 31,
       2002, respectively               --         0.9        --           0.6
      Reclassification to earnings,
       net of tax benefit of $0.3 and
       $1.2 in the three and nine months
       ended January 31, 2002,
       respectively                     --        (0.5)       --          (1.8)
                                     ------     ------     ------       ------
                                        --         0.4        --           0.8

Foreign currency translation
 adjustment                             3.2       (2.7)      (1.0)        (1.7)
                                     ------     ------     ------       ------
Other comprehensive income (loss)       3.2       (2.3)      (1.0)        (0.9)
                                     ------     ------     ------       ------
   Comprehensive income              $ 59.5     $ 55.0     $177.9       $175.7
                                     ======     ======     ======       ======


Accumulated other comprehensive loss (income) consisted of the following (in millions):
                                                April 30,      January 31,
                                                  2001            2002
                                                 ------          ------
Cumulative translation adjustment                $ 16.5          $ 18.2
Unrealized gain on cash flow hedge contracts        --             (0.8)
                                                 ------          ------
                                                 $ 16.5          $ 17.4
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

The following table adjusts reported net income and earnings per share for the nine months ended January 31, 2001 (prior to the adoption date) to exclude amortization of goodwill and other intangible assets with indefinite useful lives:
                                            Net Income     Basic and Diluted
                                           (in millions)   Earnings Per Share
                                            -----------    ------------------
As reported                                   $178.9             $ 2.61
Amortization of goodwill                         8.4               0.12
Amortization of other intangibles                0.5               0.01
                                            -----------    ------------------
Adjusted                                      $187.8             $ 2.74
                                            ===========    ==================

The intangible assets with indefinite useful lives, other than goodwill, consist of trademarks of $7.5 million and $8.4 million as of April 30, 2001, and January 31, 2002, respectively. These trademarks are included in "Other Assets" in the accompanying condensed consolidated balance sheet. We have no significant intangible assets with definite useful lives and thus no significant amortization expense for the nine months ended January 31, 2002.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis along with our 2001 Annual Report. Note that the results of operations for the nine months ended January 31, 2002 do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, "we," "us," and "our" refer to Brown-Forman Corporation.

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

Generally: We operate in highly competitive markets. Our business is subject to changes in general economic conditions, changes in consumer preferences, the degree of acceptance of new products, and the uncertainties of litigation. As our business continues to expand outside the United States, our financial results are more exposed to foreign exchange rate fluctuations and the health of foreign economies. However, the bulk of our business remains in the U.S. and our business prospects generally are dependent heavily on the state of the U.S. economy, which appears to be in recession. Earnings could be adversely impacted by terrorist attacks, such as those of September 11, 2001 and related subsequent events, including the U.S response, other hostile acts, retaliation, and threats of any of these. Earnings could also be hurt if the United States went to war with Iraq or another country deemed to be harboring terrorists.

Beverage Risk Factors: The beverage alcohol business is not "recession proof." Current projections for our domestic beverage business assume that the U.S. economy will rebound in late 2002 and through the next calendar year. Such a rebound should also increase business travel and entertainment, which helps our business. If this rebound does not occur, our earnings will be weaker. Beverage wholesalers and retailers in the U.S. appear to be lowering their beverage trade inventories, which adversely affects shipments. Profits from our international beverage business may be adversely affected if the U.S. dollar strengthens against other currencies or if economic conditions deteriorate in the principal countries to which we export our beverage products, including the United Kingdom, Germany, Japan, and Australia. The long-term outlook for our beverage business anticipates continued success of Jack Daniel's Tennessee Whiskey, Southern Comfort, and our other core spirit and wine brands. This assumption is based in part on favorable demographic trends in the U.S. and many international markets for the sale of spirits and wine. Current expectations for our global beverage business may not be met if these demographic trends do not translate into corresponding sales increases. Profits could also be hurt by increases in the price of grain, grapes or energy.

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

Consumer Durables Risk Factors: Earnings from our consumer durables segment are difficult to project because of the uncertain U.S. economy. Growth of fine china dinnerware and crystal glassware hinges on the health of major department stores, the primary channel of distribution for these products. Projections will also be affected by further department store consolidation, a soft retail environment at outlet malls and consumer response to direct mail. The Hartmann luggage business is in a state of transition following a disappointing earnings year, and faces substantially reduced demand due to a decline in business and leisure travel. Consumer durables are discretionary purchases and, as such, demand for these products likely will be dependent on the degree to which the general health of the economy and consumer confidence improve.


Results of Operations:
Third Quarter Fiscal 2002 Compared to Third Quarter Fiscal 2001

Here is a summary of our operating performance (expressed in millions, except percentage and per share amounts):

                                             Three Months Ended
                                                 January 31,
                                            2001             2002         Change
                                           ------           ------        ------
Net Sales:
   Wine & Spirits                          $394.0           $400.5          2 %
   Consumer Durables                        165.4            170.0          3 %
                                           ------           ------
      Total                                $559.4           $570.5          2 %

Gross Profit:
   Wine & Spirits                          $209.0           $200.3         (4 %)
   Consumer Durables                         81.3             81.7          1 %
                                           ------           ------
      Total                                $290.3           $282.0         (3 %)

Operating Income:
   Wine & Spirits                          $ 77.5           $ 79.4          2 %
   Consumer Durables                         13.3              8.9        (33 %)
                                           ------           ------
      Total                                $ 90.8           $ 88.3         (3 %)

Net Income                                 $ 56.3           $ 57.3          2 %

Earnings per Share - Basic and Diluted     $ 0.82           $ 0.84          2 %

Effective Tax Rate                           36.4%            34.5%

Beverage revenues increased 2% during the quarter. Gross margins were under pressure due to an increasingly competitive pricing environment for wine products, unfavorable exchange rates, and costs related to the company's supply chain initiatives. Wine and spirits operating income increased 2%, reflecting lower operating expenses and the benefit of FASB Statement No. 142 (FAS 142). On a constant exchange basis and excluding the benefit from FAS 142, third quarter operating income for the segment increased 5%.

Although depletion growth for Jack Daniel's in the U.S. has slowed this fiscal year, international volume trends remain strong. In particular, depletions have increased at double-digit rates in such important markets as the United Kingdom, Spain, Italy and Korea. Modest U.S. depletion growth for Southern Comfort, combined with sustained price increases, have resulted in record worldwide gross profits for the brand. Volume trends for the company's major wine brands accelerated this quarter and are up solidly year-to-date. However, pricing competition is intense and we expect the gross margin on our wine brands to decrease this year.

Third quarter sales and gross profit for the consumer durables segment improved 3% and 1%, respectively, rebounding from a sharp decline experienced in the second quarter. Sales were up strongly in the direct-to-consumer channel and through company-owned retail outlets, while orders from department stores remained weak. Excluding the costs to close a crystal manufacturing plant and the benefit from FAS 142, operating income was up 1% in the quarter. The company is taking steps to reduce future costs through its business improvement initiatives. Although the cost of implementing these programs will lower current year earnings, we believe that the segment will be in a significantly better position for growth in fiscal years 2003 and beyond.

As discussed in Note 9 to the accompanying condensed consolidated financial statements, we adopted FAS 142 as of May 1, 2001. As a result, goodwill and other intangible assets that have indefinite useful lives are no longer subject to amortization. Rather, such assets must be assessed for impairment by applying a fair value-based test on at least an annual basis. As of May 1, 2001, no impairment of intangible assets was indicated. The discontinuation of amortization improved operating earnings for the quarter by $3.1 million, or $0.04 per share.

On a constant exchange basis, excluding FAS 142 benefits as well as the plant closing costs and other non-recurring business improvement initiatives, the company's earnings per share increased 8% over the same period last year.

Results of Operations:
Nine Months Fiscal 2002 Compared to Nine Months Fiscal 2001

Here is a summary of our operating performance (expressed in millions, except percentage and per share amounts):

                                              Nine Months Ended
                                                 January 31,
                                           2001             2002          Change
                                         --------         --------        ------
Net Sales:
   Wine & Spirits                        $1,188.5         $1,218.5          3 %
   Consumer Durables                        483.7            465.8         (4 %)
                                         --------         --------
      Total                              $1,672.2         $1,684.3          1 %

Gross Profit:
   Wine & Spirits                        $  641.2         $  636.3         (1 %)
   Consumer Durables                        244.1            223.3         (8 %)
                                         --------         --------
      Total                              $  885.3         $  859.6         (3 %)

Operating Income:
   Wine & Spirits                        $  241.7         $  250.8          4 %
   Consumer Durables                         45.7             22.8        (50 %)
                                         --------         --------
      Total                              $  287.4         $  273.6         (5 %)

Net Income                               $  178.9         $  176.6         (1 %)

Earnings per Share - Basic and Diluted   $   2.61         $   2.58         (1 %)

Effective Tax Rate                           36.4%            34.5%


Beverage revenues grew 3% during the period, while gross profit declined 1% as a result of a more competitive pricing environment for wines, unfavorable exchange rates, and costs related to the company's supply chain initiatives. Operating income for the segment improved 4%, reflecting reduced operating expenses and the benefit from the adoption of FAS 142 discussed above. Had FAS 142 been effective last year, beverage operating income for the first nine months of fiscal 2001 would have exceeded the amount reported for that period by $4.7 million.

Revenues and gross profit for Consumer Durables were down 4% and 8%, respectively, resulting in a 50% drop in operating income. Consequences of September 11 and the effects of a slowing U.S. economy have had a significant impact on sales to department stores and through company owned retail outlets. While the segment benefited from the adoption of FAS 142, lower production levels and higher discounting activity tempered margins during the period. Had FAS 142 been effective last year, segment operating income for the first nine months of fiscal 2001 would have exceeded the amount reported for that period by $4.2 million.

Net interest expense declined from last year as a result of lower interest rates. The reduction in the company's consolidated effective tax rate was largely due to the discontinuation of goodwill amortization, which is not tax deductible.

The discontinuation of amortization as a result of the company's adoption of FAS 142 improved consolidated earnings for the first nine months of fiscal 2002 by $8.9 million, or $0.13 per share, and will benefit earnings comparisons for the full year by $12.4 million, or $0.18 per share.

As announced in July, we are undertaking a series of business improvement initiatives to streamline procurement and production practices, reduce inventories, and improve connections with our customers. The total cost of this program is expected to reduce net income by $20 million over fiscal years 2002 and 2003. First quarter results included $3 million of after-tax costs related to this program. Third quarter results included $4 million of after-tax costs, principally related to a recently announced decision to close our crystal manufacturing facility. Remaining initiatives being contemplated could lower net income by an additional $13 million between now and the end of fiscal year 2003. These initiatives are expected to produce a number of benefits in the future that will strengthen the company's long-term cash flow and earnings.

On a constant exchange basis, excluding FAS 142 benefits as well as the plant closing costs and other non-recurring business improvement initiatives, the company's year-to-date earnings per share improved 2%.


Liquidity and Financial Condition

Cash and cash equivalents increased by $38.7 million during the nine months ended January 31, 2002, as cash provided by operating activities exceeded cash used for investing and financing activities. Cash provided by operations totaled $218.9 million, primarily reflecting net income before depreciation, and a normal seasonal decrease in accounts receivable, offset partially by a continuing liquidation of deferred income taxes in compliance with revised U.S. tax regulations. Cash of $56.1 million was used for investing activities, consisting mostly of expenditures to expand and modernize our production facilities. In financing activities, $124.1 million was used primarily to pay dividends and reduce the amount of outstanding commercial paper.

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

                                                BROWN-FORMAN CORPORATION
                                                     (Registrant)


Date:   March 6, 2002                    By:  /s/ Phoebe A. Wood
                                                Phoebe A. Wood
                                                Executive Vice President and
                                                 Chief Financial Officer
                                                (On behalf of the Registrant and
                                                 as Principal Financial Officer)