Form 10-K
period 2002-04-30
BROWN FORMAN CORP
filed 2002-07-26
CIK 14693

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended April 30, 2002
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

                                   Yes |X| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value, at April 30, 2002, of the voting and nonvoting equity held by nonaffiliates of the registrant was approximately $2,700,000,000.

The number of shares outstanding for each of the registrant's classes of Common Stock on June 30, 2002 was:
     Class A Common Stock (voting)            28,891,260
     Class B Common Stock (nonvoting)         39,498,469

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's 2002 Annual Report to Stockholders are incorporated by reference into Parts I, II, and IV of this report. Portions of the Proxy Statement of Registrant for use in connection with the Annual Meeting of Stockholders to be held July 25, 2002 are incorporated by reference into Part III of this report.

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

(b)  Financial information about industry segments:

Information regarding net sales, operating income, and total assets of each of our business segments is in Note 12 of Notes to Consolidated Financial Statements on page 35 of our 2002 Annual Report to Stockholders, which information is incorporated into this report by reference in response to Item 8.

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

The Segment's brands consist of the following:

     Jack Daniel's Tennessee Whiskey
     Southern Comfort
     Canadian Mist Canadian Whisky
     Early Times Kentucky Whisky
     Finlandia Vodkas*
     Old Forester Kentucky Straight Bourbon Whisky
     Glenmorangie Single Highland Malt Scotch Whiskies*
     Jack Daniel's Country Cocktails
     Gentleman Jack Rare Tennessee Whiskey
     Jack Daniel's Single Barrel Tennessee Whiskey
     Woodford Reserve Kentucky Straight Bourbon Whiskey
     Fetzer Vineyards California Wines
     Korbel California Champagnes, Wines and Brandy*
     Bolla Italian Wines
     Sonoma-Cutrer Chardonnay Wines
     Bonterra Vineyards California Wines
     Jekel Vineyards California Wines
     Fontana Candida Italian Wines
     Don Eduardo Tequilas*
     Ardberg Single Islay Malt Scotch Whisky*
     Usher's Scotch Whisky*
     McPherson Australian Wines*

     Mariah California Wines
     Chateau Tahbilk Australian Wines
     Tuaca Liqueur*
     Pepe Lopez Tequilas
     Bel Arbor California Wines
     Glen Moray Single Speyside Malt Scotch Whisky*
     Michel Picard French Wines*
     Owen's Estate Australian Wines*
     Geoff Merrill Reserve Australian Wines*
     Appleton Estate Jamaica Rum*
     Amarula Cream Liqueur*



    * Brands represented in the U.S and other select markets by Brown-Forman


Statistics based on case sales, published annually by a leading trade publication, rank Jack Daniel's as the largest selling bourbon or Tennessee whiskey in the United States, Canadian Mist as the second-largest selling Canadian whisky in the United States, and Southern Comfort as the third-largest selling cordial in the United States.

A leading industry trade publication reported Korbel California Champagnes as the largest selling premium champagne in the United States. This trade publication also reported that Fetzer was ranked seventeenth among all domestic table wines, and second in the $7 to $10 price segment. Among numerous imported wines, Bolla Italian Wine is the leading premium Italian table wine in the United States, and ranks fourth among imported wines in the $7 to $10 segment.

We believe the statistics used to rank these products are reasonably accurate.

Our strategy with respect to the Wine and Spirits Segment is to market high quality products that satisfy the preferences of consumers of legal drinking age and to support those products with extensive international, national, and regional marketing programs. These programs are intended to extend consumer brand recognition and brand loyalty.

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

Jack  Daniel's  Tennessee  Whiskey,   Southern  Comfort,  and  Fetzer  Vineyards
California Wines are the principal products exported by the Segment. These brands are sold through contracts with brokers and distributors in most countries.

The principal raw materials used in manufacturing and packaging distilled spirits are corn, rye, malted barley, glass, cartons, and wood for new white oak barrels, which are used for storage of bourbon and Tennessee whiskey. None of these raw materials is in short supply, and there are adequate sources from which they may be obtained.

The principal raw materials used in the production of wines are grapes and packaging materials. Grapes are primarily purchased under contracts with independent growers and, from time to time, are adversely affected by weather and other forces which may limit production. We believe that our relationships with our growers are good.

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

Consumer Durables Segment
-------------------------
The Consumer Durables Segment includes the manufacturing and/or marketing of the following:

     Fine China Dinnerware
     Casual Dinnerware and Glassware
     Crystal Stemware and Barware
     China and Crystal Giftware
     Collectibles, Home Decor and Jewelry
     Sterling Silver, Silver-Plated and Metal Giftware
     Sterling Silver and Stainless Steel Flatware
     Contemporary Tabletop, Houseware and Giftware
     Luggage
     Business Cases
     Personal Leather Accessories

Segment products are sold directly to consumers through company-owned stores, direct mail, catalog, and the Internet. Also, products are sold in the wholesale channel by segment-employed sales representatives under various compensation arrangements, and where appropriate to the class of trade, by specialized independent commissioned sales representatives and independent distributors.

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

Fine china dinnerware, crystal stemware, barware and giftware, stainless flatware, and silver-plated and metal giftware are marketed under both the Lenox and Gorham trademarks. Contemporary tabletop, houseware and giftware products are marketed under the Dansk trademark. Premium casual dinnerware and fine china giftware are marketed under the Lenox trademark. Sterling silver flatware and sterling giftware are marketed under the Gorham and Kirk Stieff trademarks. Luggage, business cases, and personal leather accessories are marketed under the Hartmann and Wings trademarks. The direct response sales in the United States of specially designed collectible jewelry and home decor products are marketed under the Lenox trademark, while such sales abroad are marketed primarily under the Brooks & Bentley trademark.

The Lenox, Gorham, and Hartmann brand names hold significant positions in their industries. The Segment has granted licenses for the use of the Lenox trademark on fine table linens and lamps and other electrical lighting products, subject to the terms of licensing agreements.

We believe the Segment is the largest domestic manufacturer and marketer of fine china dinnerware and the only significant domestic manufacturer of fine quality china giftware. The Segment is also a leading manufacturer and distributor of fine quality luggage, business cases, and personal leather accessories. The Segment competes with a number of other suppliers and is subject to intense foreign competition in the distribution of its fine china, contemporary and casual dinnerware, crystal stemware and giftware, stainless flatware, and luggage products in the wholesale channel. In the retail channel, the Segment also faces intense competition from lifestyle and home specialty stores that market their own brands.

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

Clay and feldspar are the principal raw materials used to manufacture china products. Gold and platinum are significant raw materials used to decorate china products. Fine silver is the principal raw material used to manufacture sterling silver giftware and flatware products. Leather and nylon, tweed and wool fabric are the principal raw materials used to manufacture luggage, business cases and personal leather accessories. It is anticipated that raw materials used by the Segment will be in adequate supply. However, the acquisition price of gold, platinum, and fine silver is influenced significantly by worldwide economic events and commodity trading.

Segment revenues are traditionally greater in the second and third quarters of the fiscal year, primarily because of seasonal holiday buying.

Other Information
-----------------
As of April 30, 2002, we employ approximately 7,000 persons, including 1,600 employed on a part-time or temporary basis.

We are an equal opportunity employer and we recruit and place employees without regard to race, color, national or ethnic origin, gender, age, religion, veteran status, sexual preference, or disability.

We believe our employee relations are good.

For information on the effects of compliance with federal, state, and local environmental regulations, refer to Note 14, "Environmental Matters," on page 35 of our 2002 Annual Report to Stockholders, which information is incorporated into this report by reference in response to Item 8.

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

Leased facilities:
-  Production and bottling facility in Dublin, Ireland
-  Wine production and warehousing facility in Mendocino County, California
-  Vineyards in Mendocino, Monterey and San Luis Obispo Counties, California

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

-   Production and office facilities (each of which includes a retail store):
             -    Lenox - Pomona, New Jersey; Oxford, North Carolina; and
                          Kinston, North Carolina
             -    Lenox/Gorham - Smithfield, Rhode Island
             -    Hartmann - Lebanon, Tennessee

-   Warehousing facilities:
             -    Lenox/Dansk/Gorham  -  Williamsport, Maryland

Leased facilities:
-   Office facilities:
             -    Dansk headquarters - White Plains, New York
             -    Norfolk and DID, Inc. headquarters - Wilmington, Delaware
             -    Brooks & Bentley headquarters - Kent, England
             -    Hartmann (includes showroom) - New York, New York

-   Warehousing facilities:
             -    Lenox - South Brunswick, New Jersey (includes retail store);
                          Oxford, North Carolina;  and Kinston, North Carolina
             -    Lenox/Dansk/Gorham  -  Williamsport, Maryland
             -    Lenox Direct Response/Collectibles - Bristol Twp.,
                                                       Pennsylvania
             -    Hartmann - Lebanon, Tennessee

-   Retail stores:
             - The Segment operates 54 Lenox stores in 28 states and 55 Dansk stores in 28 states. In addition, the Segment operates 5 Hartmann luggage outlet stores in 5 states.

-   Showrooms:
             - Lenox/Dansk/Gorham - New York, New York; Dallas, Texas; Atlanta, Georgia;

The lease terms expire at various dates and are generally renewable.

We believe that the Segment's facilities are in good condition and are adequate for the business.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.


Executive Officers of the Registrant


                                                Principal Occupation and
     Name                         Age             Business Experience
     ----                         ---       ---------------------------------

Owsley Brown II                    59       Chairman and Chief Executive Officer
                                            of the company since 1995.

William M. Street                  63       President of the company since
                                            November 2000.  Vice Chairman from
                                            1987 to 2000.  President and Chief
                                            Executive Officer of Brown-Forman
                                            Beverages Worldwide (a division of
                                            Brown-Forman) since 1994.

Phoebe A. Wood                     49       Executive Vice President and Chief
                                            Financial Officer of the company
                                            since February 2001.  Vice President
                                            and Chief Financial Officer for
                                            Propel, Inc. (a subsidiary of
                                            Motorola) from August 2000 to
                                            February 2001.  Vice President,
                                            Finance, Planning and Control for
                                            ARCO Alaska, Inc. from 1996 to 2000.

Michael B. Crutcher                58       Senior Vice President, General
                                            Counsel, and Secretary since 1989.

Donald C. Berg                     47       Senior Vice President and
                                            Director of Corporate Development
                                            and Strategy since May 2001.
                                            President of the company's Advancing
                                            Markets Group (AMG) from August 1999
                                            to May 2001.  Senior Vice President
                                            and Managing Director of AMG from
                                            August 1997 to August 1999.

Lois A. Mateus                     55       Senior Vice President of Corporate
                                            Communications and Corporate
                                            Services since 1988.

James S. Welch, Jr.                43       Senior Vice President and Executive
                                            Director of Human Resources since
                                            March 1999.  Vice President of Human
                                            Resources for Brown-Forman Beverages
                                            Worldwide from January 1998 to March
                                            1999.  Vice President of the
                                            company's Business Consulting Group
                                            from 1995 to January 1998.

Stanley E. Krangel                 51       President of Lenox, Incorporated
                                            (a subsidiary of Brown-Forman) since
                                            June 1998.  President of Lenox
                                            Collections from 1995 to June 1998.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

Except as presented below, for the information required by this item refer to the section entitled "Quarterly Financial Information" appearing on the "Highlights" page of the 2002 Annual Report to Stockholders, which information is incorporated into this report by reference.

Holders of record of Common Stock at April 30, 2002:
         Class A Common Stock (Voting)               3,734
         Class B Common Stock (Nonvoting)            4,453

The principal market for Brown-Forman common shares is the New York Stock Exchange.

                      Equity Compensation Plan Information

The company maintains two plans that may grant equity compensation: the shareholder-approved Brown-Forman Omnibus Compensation Plan (described in the proxy statement) and the Non-Employee Directors' Compensation Plan (described below). Both of these plans require the company to fund all equity awards with stock purchased on the open market, so the equity of existing shareholders is not diluted.

                         Number of securities to           Weighted-average              Number of securities
                        be issued upon exercise of         exercise price of            remaining available for
                           outstanding options,           outstanding options,           future issuance under
Plan Category              warrants and rights         warrants and rights(Note 1)     equity compensation plans
Equity compensation
plans approved by
security holders                2,010,442                        $68.428                       1,282,424

Equity compensation
plans not approved by
security holders                   60,332                        $59.012                       *(Note 2)

Total                           2,070,774                        $68.154                          N/A


Note 1: The difference in weighted-average exercise price between plans is primarily due to a premium-priced, broad-based grant made to employees under the shareholder-approved plan. In most cases, grant dates and grant prices are the same under both plans.
Note 2: This plan, which provides equity compensation for non-employee directors, does not specify a specific maximum number of option shares that may be awarded. However, the company has filed with the Securities and Exchange Commission a registration statement covering the issuance of 150,000 shares under this plan.

In order to align the interests of the company's directors with those of its shareholders, the company may grant stock options and other stock-based incentive awards to non-employee directors pursuant to the Brown-Forman Non-Employee Directors' Compensation Plan (the Plan). The Plan requires the company to buy all shares needed to satisfy the options and awards granted under the Plan, so there is no dilution of the equity of existing shareholders. Stock options are granted at an exercise price of not less than the fair market value of the underlying stock on the date of the grant. The Plan administrator determines the dates on which the options may be exercised and other terms and restrictions, which may vary by award. The Plan administrator also sets the expiration date, which cannot be more than ten years from the grant date. All options currently outstanding under the Plan are exercisable and expire ten years after they were granted. No other stock-based awards have been granted under the Plan.

In fiscal 2002, each director who was not an employee received options for $25,000 worth of Class B common stock (1,292 options with a per share exercise price of $68.33 each). In addition, directors were allowed to elect in advance of their one-year term to receive their retainer in the form of an equivalent value of stock options issued at the start of their terms.


Item 6.  Selected Financial Data

For the information required by this item, refer to the section entitled "Selected Financial Data" appearing on page 17 of the 2002 Annual Report to Stockholders, which information is incorporated into this report by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

For the information required by this item, refer to the section entitled "Management's Discussion and Analysis" appearing on pages 18 through 24 of the 2002 Annual Report to Stockholders, and the section entitled "Important Information Regarding Forward-Looking Statements" appearing on page 38 of the 2002 Annual Report to Stockholders, which information is incorporated into this report by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

For the information required by this item, refer to the section entitled "Market Risks" appearing on page 24 of the 2002 Annual Report to Stockholders, which information is incorporated into this report by reference.

Item 8.  Financial Statements and Supplementary Data

For the information required by this item, refer to the Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Independent Accountants, and Report of Management appearing on pages 25 through 37 of the 2002 Annual Report to Stockholders, which information is incorporated into this report by reference. For selected quarterly financial information, refer to the section entitled "Quarterly Financial Information" appearing on the "Highlights" page of the 2002 Annual Report to Stockholders, which information is incorporated into this report by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.



                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 25, 2002, which information is incorporated into this report by reference:
(a) "Election of Directors" on page 4 through the fourth paragraph on page 5 (for information on directors); and (b) the last paragraph on page 7 (for information on delinquent Section 16 filings). Also, see the information with respect to "Executive Officers of the Registrant" under Part I of this report, which information is incorporated herein by reference.

Item 11.  Executive Compensation

For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 25, 2002, which information is incorporated into this report by reference:
(a) "Executive Compensation" on pages 10 through 13; (b) "Retirement Plan Descriptions" on page 14; and (c) "Director Compensation" on page 15.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

For the information required by this item, refer to the section entitled "Stock Ownership" appearing on pages 6 through 7 of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 25, 2002, which information is incorporated into this report by reference.

Item 13.  Certain Relationships and Related Transactions

For the information required by this item, refer to the section entitled "Transactions with Management" appearing on page 17 of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 25, 2002, which information is incorporated into this report by reference.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1 and 2 - Index to Consolidated Financial Statements and Schedule:

                                                                                                        Reference
                                                                                                                     Annual
                                                                                            Form 10-K               Report to
                                                                                          Annual Report            Stockholders
                                                                                              Page                   Page(s)
        Incorporated by reference to our Annual
             Report to Stockholders for the year
                 ended April 30, 2002:

             Consolidated Statement of Income for the
                 years ended April 30, 2000, 2001, and 2002*                                      --                   25
             Consolidated Balance Sheet at April 30, 2000, 2001, and 2002*                        --                 26 - 27
             Consolidated Statement of Cash Flows for the
                 years ended April 30, 2000, 2001, and 2002*                                      --                   28
             Consolidated Statement of Stockholders' Equity
                 for the years ended April 30, 2000, 2001, and 2002*                              --                   29
             Notes to Consolidated Financial Statements*                                          --                 30 - 36
             Report of Management*                                                                --                   37
             Report of Independent Accountants*                                                   --                   37
             Important Information Regarding Forward-Looking Statements                           --                   38

        Consolidated Financial Statement Schedule:
             Report of Independent Accountants on Financial Statement Schedule                    S-1                  --
             II - Valuation and Qualifying Accounts                                               S-2                  --


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

(a)    3 - Exhibits: Filed with this report:

Exhibit Index
-------------
     13 Brown-Forman Corporation's Annual Report to Stockholders for the year ended April 30, 2002, but only to the extent set forth in Items 1, 5, 6, 7, 7A and 8 of this Annual Report on Form 10-K for the year ended April 30, 2002.

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


                                            BROWN-FORMAN CORPORATION
                                                 (Registrant)



                                            /s/ OWSLEY BROWN II
                                            ------------------------------------
Date:  July 25, 2002                         By:  Owsley Brown II
                                                  Chairman of the Board and
                                                  Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on July 25, 2002 as indicated:


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
By:   Geo. Garvin Brown III                     By:  Dace Brown Stubbs                    By:  Owsley Brown Frazier
      Director                                       Director                                  Director, Former Vice Chairman
                                                                                                of the Board

/s/ DONALD G. CALDER
---------------------------------------
By:   Donald G. Calder
      Director


/s/ LAWRENCE K. PROBUS                          /s/ PHOEBE A. WOOD                        /s/ WILLIAM M. STREET
---------------------------------------         ---------------------------------         -----------------------------------------
By:   Lawrence K. Probus                        By:  Phoebe A. Wood                       By:  William M. Street
      Senior Vice President                          Executive Vice President and              Director, President
      (Principal Accounting Officer)                  Chief Financial Officer
                                                      (Principal Financial Officer)



       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of Brown-Forman Corporation

Our audits of the consolidated financial statements referred to in our report dated May 23, 2002 appearing in the 2002 Annual Report to Shareholders of Brown-Forman Corporation and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky
May 23, 2002

                    BROWN-FORMAN CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               For the Years Ended April 30, 2000, 2001, and 2002
                            (Expressed in thousands)


                      Col. A                           Col. B                Col. C                Col. D           Col. E
                      ------                           ------                ------                ------           ------
                                                                           Additions
                                                     Balance at            Charged to                              Balance at
                                                     Beginning                Costs                                    End
                   Description                       of Period            and Expenses           Deductions         of Period
                   -----------                       ----------           ------------           ----------        ----------

2000
    Allowance for Doubtful Accounts                     $11,159              $  5,833             $ 5,346(1)           $11,646

2001
    Allowance for Doubtful Accounts                     $11,646              $  6,083             $ 5,469(1)           $12,260

2002
    Allowance for Doubtful Accounts                     $12,260              $  8,677             $ 5,316(1)           $15,621
    Accrued Restructuring Costs                            --                  16,800               3,762(2)            13,038





 (1) Doubtful accounts written off, net of recoveries.
 (2) Employee termination benefit payments

                                                                     Exhibit 13

                                   HIGHLIGHTS

(Expressed in millions, except per share amounts and ratios)
--------------------------------------------------------------------------------
Year Ended April 30,                              2001        2002     % Change
--------------------------------------------------------------------------------

Net Sales                                        $2,180      $2,208        1%
Gross Profit                                     $1,153      $1,133       (2%)
Operating Income                                 $  374      $  353       (6%)
Net Income                                       $  233      $  228       (2%)
Earnings Per Share - Basic and Diluted           $ 3.40      $ 3.33       (2%)
Cash Dividends Paid Per Common Share             $ 1.28      $ 1.36        6%
EBITDA                                           $  438      $  407       (7%)
Business Value Added                             $  108      $   94      (13%)
Return on Average Invested Capital                 17.9%       15.9%
Return on Average Common Stockholders' Equity      21.0%       18.5%
Gross Margin                                       52.9%       51.3%
Operating Margin                                   17.1%       16.0%



                         QUARTERLY FINANCIAL INFORMATION
(Expressed in millions, except per share amounts)

------------------------------------------------------------------------------------------------------------------------------------
                                                       Earnings
                                                      Per Share-  Cash Dividends             Market Price (High-Low)
                     Net        Gross        Net      Basic and      Paid Per                   Per Common Share
                    Sales       Profit      Income     Diluted     Common Share         Class A                   Class B
------------------------------------------------------------------------------------------------------------------------------------
Fiscal 2002        $2,208      $1,133       $ 228       $3.33         $ 1.36        $78.45 - $60.25          $79.14  - $58.90
Quarters
   First              470         248          39        0.57           0.33         69.50 -  61.21           69.50  -  60.70
   Second             644         329          80        1.17           0.33         68.60 -  60.25           68.56  -  59.08
   Third              570         282          58        0.84           0.35         67.40 -  60.26           66.46  -  58.90
   Fourth             524         274          51        0.75           0.35         78.45 -  65.50           79.14  -  64.76

Fiscal 2001        $2,180      $1,153       $ 233       $3.40         $ 1.28        $71.00 - $49.00          $72.00  - $50.00
Quarters
   First              466         255          43        0.62           0.31         57.50 -  49.00           60.94  -  50.00
   Second             647         340          80        1.17           0.31         60.75 -  49.75           61.19  -  50.44
   Third              559         290          56        0.82           0.33         68.75 -  59.00           69.25  -  58.75
   Fourth             508         268          54        0.79           0.33         71.00 -  58.00           72.00  -  57.65

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

                                       26
                           Consolidated Balance Sheet

                                       28
                      Consolidated Statement of Cash Flows

                                       29
                 Consolidated Statement of Stockholders' Equity

                                       30
                   Notes to Consolidated Financial Statements

                                       37
                              Report of Management

                                       37
                        Report of Independent Accountants

                             SELECTED FINANCIAL DATA

Year Ended April 30,
(Expressed in millions, except per share amounts and ratios)

Operations                        1993     1994     1995     1996     1997     1998     1999     2000     2001     2002
----------                       ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
Net Sales                        $1,644    1,606    1,672    1,793    1,824    1,906    2,009    2,134    2,180    2,208

Gross Profit                     $  777      768      815      864      885      956    1,019    1,103    1,153    1,133

Operating Income                 $  255      240      268      274      287      307      322      348      374      353

Net Income                       $  156      129      149      160      169      185      202      218      233      228

Weighted Average Shares used to
calculate Earnings Per Share
- Basic                            82.7     78.7     69.0     69.0     69.0     68.9     68.6     68.5     68.5     68.3
- Diluted                          82.7     78.7     69.0     69.0     69.0     69.0     68.7     68.6     68.6     68.5

Earnings Per Share
 - Basic and Diluted             $ 1.88     1.63     2.15     2.31     2.45     2.67     2.93     3.18     3.40     3.33

Cash Dividends Paid
Per Common Share                 $ 0.86     0.93     0.97     1.02     1.06     1.10     1.15     1.21     1.28     1.36


Invested Capital
----------------
Average Invested Capital         $  925      900      835      875      929      948    1,049    1,238    1,357    1,470

Average Common
Stockholders' Equity             $  765      629      493      578      671      756      854      974    1,110    1,235

Total Assets                     $1,311    1,234    1,286    1,381    1,428    1,494    1,735    1,802    1,939    2,016

Long-Term Debt                   $  154      299      247      211       63       50       53       41       40       40


Other Key Measures
------------------
Cash Flows from Operations       $  193      221      197      167      176      220      213      241      231      250

EBITDA                           $  299      286      311      320      337      358      377      410      438      407

Gross Margin                       47.3%    47.8%    48.8%    48.2%    48.5%    50.2%    50.7%    51.7%    52.9%    51.3%

Operating Margin                   15.5%    15.0%    16.0%    15.3%    15.8%    16.1%    16.0%    16.3%    17.1%    16.0%

Effective Tax Rate                 35.6%    37.4%    39.8%    37.8%    38.0%    37.6%    36.5%    36.5%    36.3%    34.5%

Return on Average
Invested Capital                   18.0%    15.4%    19.5%    19.7%    19.4%    20.4%    19.8%    18.4%    17.9%    15.9%

Return on Average Common
Stockholders' Equity               20.4%    20.4%    30.1%    27.5%    25.2%    24.3%    23.6%    22.4%    21.0%    18.5%

Total Debt to Total Capital        16.4%    43.6%    35.7%    29.6%    23.6%    16.7%    24.5%    20.3%    17.1%    13.7%

Total Cash Dividends
Paid to Net Income                 45.8%    57.5%    45.3%    44.2%    43.3%    41.2%    39.3%    38.1%    37.7%    40.8%


Notes:
1. Includes the operations of Fetzer Vineyards and Sonoma-Cutrer Vineyards since their acquisitions in August 1992 and April 1999, respectively.
2. Fiscal 1994 net income and earnings per share were reduced by $32 million and $0.41, respectively, from the cumulative effect of accounting changes.
3. In October 1993, we sold Brown-Forman Enterprises, a credit card processing operation, resulting in an after-tax gain of $18 million.
4. Weighted average shares, earnings per share, and cash dividends paid per common share have been adjusted for a 3-for-1 common stock split in fiscal 1994.
5. We define EBITDA as earnings before interest, taxes, depreciation and amortization, representing a measure of our cash flow. It should be considered in addition to, but not as a substitute for, other measures of financial performance that are in accordance with generally accepted accounting principles.
6. We define Return on Average Invested Capital as the sum of net income (excluding extraordinary items) and after-tax interest expense, divided by average invested capital. Invested capital is the sum of all interest-bearing debt and preferred and common equity.
7. We define Return on Average Common Stockholders' Equity as income applicable to common stock divided by average common stockholders' equity.
8. We define Total Debt to Total Capital as total debt divided by the sum of total debt and equity.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

In the discussion below, and in the Chairman's letter, we review Brown-Forman's consolidated financial condition and results of operations for the fiscal years ended April 30, 2000, 2001, and 2002. We also make statements relating to our anticipated financial performance and other forward-looking statements and discuss factors that may affect the company's future financial condition and performance. We have prepared a non-exclusive list of risk factors that could cause actual results to differ materially from our anticipated results, which is on page 38. Please read this Management's Discussion and Analysis section in conjunction with our consolidated financial statements for the year ended April 30, 2002 and the related notes, and the important information regarding forward-looking statements on page 38.

We have summarized our significant accounting policies in Note 1 to our consolidated financial statements. We believe that our consistent application of these policies results in financial statements that provide useful and reliable information about our operating results and financial condition.

In applying these accounting policies, we must make estimates and judgments about the effects of matters that are inherently uncertain. Areas in which uncertainties exist include allowances for uncollectible receivables, impairment and amortization of long-lived assets, advertising and promotion accruals, self-insurance reserves, pension and postretirement benefit obligations, income tax accruals, and litigation. Our actual results could differ from our estimates. Despite these inherent limitations, we believe that the following discussion and the accompanying financial statements provide a meaningful and fair perspective.


                  CONSOLIDATED SUMMARY OF OPERATING PERFORMANCE

                          Fiscal 2002 Compared to 2001

Net sales reached record levels in fiscal 2002, growing 1% or $28 million. Sales of beverages increased 3%, due largely to higher volumes and price increases for Jack Daniel's Tennessee Whiskey, Southern Comfort and Finlandia Vodka. Sales of our Consumer Durables segment fell 3%, however, resulting from a recessionary U.S. economy, exacerbated by the events of September 11.

International sales of $391 million were up 6% in fiscal 2002 despite unfavorable currency trends. Sales in the United States, representing 80% of our revenues, grew slightly. A slowing U.S. economy softened sales trends during the year, particularly in the traditional department store channel of our Consumer Durables segment.

Gross profit is a key performance measure for us. A more competitive pricing environment for wines and consumer durable products, cost pressures resulting from lower production levels for spirits and china products, and unfavorable currency trends combined to lower our gross profit in fiscal 2002.

Gross margin dropped from 52.9% in fiscal 2001 to 51.3% in fiscal 2002, resulting from price and cost pressures previously mentioned. Our gross margin remains very strong, however, having grown steadily over the past ten years. This trend has been a particularly impressive achievement given the weakening of foreign currencies against the U.S. dollar over the past several years, which depressed our results as reported in U.S. dollars.

      Fiscal          Gross
       Year          Margin
      ------         ------
       1992           47.9%
       1993           47.3%
       1994           47.8%
       1995           48.8%
       1996           48.2%
       1997           48.5%
       1998           50.2%
       1999           50.7%
       2000           51.7%
       2001           52.9%
       2002           51.3%


Operating income for fiscal 2002 fell $21 million, or 6%. A $30 million decrease for the Consumer Durables segment caused by the recessionary U.S. economy and costs to implement the Business Improvement Initiatives (discussed below) more than offset a $9 million improvement for Wine and Spirits.

                                Operating Income

Dollars in Millions
                              2000          2001          2002
                              ----          ----          ----
Wine and Spirits              $304          $327          $336
Consumer Durables               44            47            17
                              ----          ----          ----
Total                         $348          $374          $353
                              ====          ====          ====
Total change                    +8%           +7%           -6%


BUSINESS IMPROVEMENT INITIATIVES AND ADOPTION OF FAS 142. Two non-recurring items had a net effect of lowering fiscal 2002 operating income by $10 million, or $0.03 per share. As a result of adopting Statement of Financial Accounting Standards (FAS) 142 on May 1, 2001, we no longer amortize goodwill and other intangible assets with indefinite lives. This helped both operating income and net income by $12 million ($0.18 per share), reflecting the fact that amortization was not deductible for tax purposes. We also undertook a series of Business Improvement Initiatives in fiscal 2002 designed to rationalize capacity, streamline procurement and production practices, and improve connections with our customers. We incurred costs of $22 million, or $0.21 per share, related to these initiatives in fiscal 2002, primarily to close three manufacturing facilities in our Consumer Durables business. Remaining initiatives being contemplated could lower fiscal 2003 earnings an additional $0.08 per share. We expect these initiatives to produce benefits in the future that will significantly strengthen our long-term cash flow and earnings.

Earnings per share fell 2% to $3.33 per share. Continued growth in our Wine and Spirits business was more than offset by an unfavorable currency environment and a significant earnings decline for the Consumer Durables segment. On a constant exchange basis, and adjusting for Business Improvement Initiatives and the adoption of FAS 142, earnings per share increased 2% over fiscal 2001, to $3.48 per share:

                                             Fiscal 2002       %
                                                 EPS         Change
                                                ------       ------
Reported EPS                                    $ 3.33        -2%
   Benefit from FAS 142                          (0.18)
   Cost of Business Improvement Initiatives       0.21
   Constant currency adjustment                   0.12
                                                ------
Adjusted EPS                                    $ 3.48        +2%
                                                ======


BASIC AND DILUTED  EARNINGS PER SHARE.  We have a stock option plan described in
Note 15 of our financial statements. Our plan requires that we purchase shares on the open market to satisfy stock option requirements, thereby avoiding future dilution of earnings that would occur from issuing additional shares. We acquire treasury shares from time to time in anticipation of these requirements. The extent to which diluted shares exceed the number of basic shares is determined by how much our stock price has appreciated since options were granted, irrespective of how many treasury shares we have acquired. To ensure that earnings are not diluted by the stock option plan, our intention is to hold enough treasury stock so that the number of diluted shares is always less than the original 69.0 million that was outstanding at inception of the plan (as adjusted for any share repurchases or issuances unrelated to our stock option plan).


                          Fiscal 2001 Compared to 2000

Net sales grew 2%, or $46 million. Sales of our Wine and Spirits increased 2%, as solid growth of Jack Daniel's was tempered by lower shipments of Korbel Champagne following the Millennium boom. Revenues from the consumer durables segment improved 3%, fueled by gains in catalog, direct mail, and Internet channels.

Gross profit growth of 5% outpaced the rate of sales gains, reflecting a shift toward higher-margin products, benefits from selected price increases, and stable costs.

Operating income for fiscal 2001 improved 7%, or $26 million. A $23 million increase in profits from Wine and Spirits was driven primarily by growth of Jack Daniel's. Operating income for the Consumer Durables segment increased $3 million, largely attributable to successful new products sold directly to consumers. In addition to the negative impact of weakening foreign currencies, earnings growth was tempered by lower profits from Korbel Champagne, sales of used barrels, and Hartmann luggage.

Earnings per share reached a record $3.40, up 7% over fiscal 2000. A slower growth rate in 2001 principally reflected an industry-wide contraction in sales of sparkling wine and used barrels, as well as weakening foreign currencies and a softer U.S. economy.


                         OTHER KEY PERFORMANCE MEASURES

Our central goal is to increase the value of our shareholders' investment. Long-term growth in the market value of our stock is a good indication of our success in delivering an attractive return to shareholders.

                            Total Shareholder Return
                       (including dividend reinvestment)


      Fiscal                  B-F               S&P 500
       Year                (Class B)             Index
      ------                -------             -------
       1992                  $100                $100
       1993                   110                 109
       1994                   126                 115
       1995                   144                 135
       1996                   177                 176
       1997                   232                 220
       1998                   266                 310
       1999                   352                 378
       2000                   266                 416
       2001                   303                 362
       2002                   399                 317
      10-Year Annual Growth   +15%                +12%


TOTAL SHAREHOLDER RETURN. A $100 investment in our Class B stock ten years ago would have grown to $399 by the end of fiscal 2002, assuming reinvestment of all dividends and ignoring personal taxes and transaction costs. This represents an annualized return of 15% over the ten-year period. During fiscal 2002, the market value of an investment in Brown-Forman rose 32% compared to a 13% decline by the S&P 500 for the same period.

                              Business Value Added
Dollars in Millions
                              2000          2001          2002
                              ----          ----          ----
As defined                    $111          $108           $ 94
Adjusted for deferred taxes;
 investments in Sonoma-Cutrer
 and Finlandia; benefit of
 FAS 142; cost of Business
 Improvement Initiatives      $124          $133           $125



BUSINESS VALUE ADDED. We also apply a measure we call Business Value Added (BVA) to evaluate our financial performance. We define BVA as our after-tax operating income less a capital charge for net operating assets employed. This measure takes into account not only the profits generated, but also capital costs required to produce those profits. BVA grew 4% in fiscal 2000, declining 2% in fiscal 2001 and 13% in fiscal 2002. While favorable interest rates benefited our cost of capital this past year, BVA results have been lowered by a change in U.S. tax regulations requiring us to repay approximately $200 million of deferred tax liability over a five-year period ending in fiscal 2003. And though we expect investments in Sonoma-Cutrer and Finlandia will enhance BVA over the long term, they are also diluting current BVA results. Adjusted for these items as well as the non-recurring benefit of FAS 142 and cost of Business Improvement Initiatives, BVA increased 14% in fiscal 2000 and 8% in fiscal 2001, while declining 5% in fiscal 2002.

Returns on average invested capital and stockholders' equity were similarly influenced by these factors. As a result, our returns have trended lower, but remain very healthy in the context of current capital market conditions.

                                                  2000     2001     2002
                                                  ----     ----     ----
Return on Average Invested Capital                18.4%    17.9%    15.9%
Return on Average Common Stockholders' Equity     22.4%    21.0%    18.5%



                                 COMPANY OUTLOOK


We believe Brown-Forman's growth prospects remain very positive. Long term demographic trends in the U.S., our largest market, suggest a growing market for our premium Wine and Spirits brands. Although growth for Jack Daniel's moderated in the U.S. market this past year, it remains an extremely powerful brand with a solid U.S. consumer base and excellent prospects overseas. In addition, we have continued to add premium brands to our portfolio over the past several years, including Finlandia, Sonoma-Cutrer, Glenmorangie, Tuaca, Amarula and Appleton rums. We believe that these brands, together with internally developed products such as Woodford Reserve bourbon and Bonterra wines, will be important factors in the long-term growth of our Wine and Spirits business. We are introducing Jack Daniel's Original Hard Cola in the U.S. market this summer and could benefit if the brand is a success.

Brands that we own, such as Woodford Reserve, and brands for which we have international distribution rights, such as Finlandia and Glenmorangie, will help grow our global business together with our established international brands, Jack Daniel's, Southern Comfort, and Fetzer. Earnings growth from overseas markets has been tempered because of the strong dollar; to the extent the dollar weakens against major international currencies, our international earnings will benefit.

We have recently made several meaningful distribution improvements, including a cost-sharing agreement with Bacardi in the U.K. and the appointment of Allied Domecq as our distributor in Turkey. We expect these distribution changes to increase focus on our brands and spur their growth and, in the U.K., to increase our profit margins.

The outlook is also positive for our Consumer Durables business. Lenox remains the leader in the U.S. market for fine china dinnerware. A softening economy and effects of September 11 had a very negative impact on orders from department stores, a major channel of distribution for us. Growth of this business depends upon our ability to develop new distribution channels, including selling directly to the consumer. Consumer Durables should benefit from a lower cost structure, as a result of recent decisions to close plants, and a significantly lower inventory position than last year. We believe the segment is in a better position for future growth and should rebound as fiscal 2003 progresses.

Based on a recovery of the U.S. economy and benefits from Business Improvement Initiatives implemented in 2002, we anticipate earnings per share growth of 9% to 12% in fiscal 2003. This includes an estimated $0.08 per share in expenses to complete our Business Improvement Initiatives, as well as providing for full investment behind our brands.


                            WINE AND SPIRITS SEGMENT

                        Summary of Operating Performance
                              (Dollars in millions)
                                  2000        2001        2002
                                 ------      ------      ------
Net Sales                        $1,543      $1,573      $1,620
   % Change                           7%          2%          3%
Gross Profit                     $  812      $  849      $  851
   % Change                           9%          5%          0%
Advertising Expenses             $  206      $  214      $  214
   % Change                           8%          4%          0%
SG&A Expenses                    $  298      $  302      $  301
   % Change                          14%          2%          0%
Amortization                     $    5      $    7      $   --
Operating Income                 $  304      $  327      $  336
   % Change                           7%          8%          3%
EBITDA                           $  341      $  367      $  372
   % Change                           8%          8%          2%
Gross Margin                       52.6%       54.0%       52.5%
Operating Margin                   19.7%       20.8%       20.7%

Our Wine and Spirits segment includes strong brands representing a wide range of wine varietals, champagne, and distilled spirits such as whiskey, bourbon, vodka, brandy, tequila, rum, and liqueur. This segment's largest market is the United States, which generally prohibits wine and spirits manufacturers from selling their products directly to consumers. Instead, we sell our products to wholesale distributors, who then sell the products to retailers, who in turn sell to consumers. We also use a similar tiered distribution model in most markets outside the United States.

Distributors and retailers normally keep some of our products on hand as inventory, making it possible for retailers to sell more (or less) of our products to the consumer than distributors buy from us during any given time period. Because we record revenues when we ship our products to distributors, our sales volumes do not necessarily reflect actual consumer demand during any particular period. Ultimately, of course, consumer demand determines our financial results. Thus, it is important to consider that demand in assessing our performance. Our best approximation of consumer demand is based on case sales from wholesalers to retailers, called "depletions."

We and our trade partners have been actively implementing supply chain systems that have allowed us to reduce inventories over the past few years. We believe trade inventory levels for most of our products at the end of fiscal 2002 were at the lowest levels in recent history.

                          Fiscal 2002 Compared to 2001

Net sales grew 3%, or $47 million. On a constant exchange basis, revenues for the segment increased 4%. Jack Daniel's registered growth for the tenth consecutive year. Worldwide depletions increased 2%, with particular strength in Western Europe. Jack Daniels' depletions were essentially flat in the U.S., largely reflecting a slowdown in on-premise sales. A continued reduction in wholesale and retail inventories also tempered shipments during the year.

Annual depletions for Southern Comfort were up 2% in the U.S., with gross profits improving at a double-digit rate for the second consecutive year. Volume and profit trends for Finlandia continued to improve. Volume trends for our major wine brands were strong, led by Fetzer, Bolla, and Korbel.

Here are worldwide depletions figures for our major brands during fiscal 2002:

                        Nine-Liter      Change From
                          Cases         Fiscal 2001
                        ----------      -----------
Spirits:
 Jack Daniel's           6,520,000           +2%
 Canadian Mist           2,375,000            0%
 Southern Comfort        2,130,000           +1%
 Finlandia               1,190,000            *
 Early Times             1,065,000           -5%

Wine:
 Fetzer                  3,130,000          +11%
 Bolla                   1,670,000           +8%
 Korbel Champagnes       1,065,000           +8%

*Annual percentage change is not comparable; previous period was a partial year.


Gross profit was flat compared to fiscal 2001, despite the growth in sales, as a result of a more competitive pricing environment for our wines, unfavorable foreign exchange rates, and costs incurred for our Business Improvement Initiatives. These same factors, which we do not expect to continue in the long term, caused gross margin to decline to 52.5% from 54.0% in fiscal 2001. On a constant currency basis, however, gross margin was 52.9%.

Advertising expenses approximated fiscal 2001 expenditures, as we decided not to increase spending levels given unfavorable on-premise market conditions and a generally soft U.S. economy in the aftermath of September 11. Assuming an economic recovery in fiscal 2003, we intend to increase advertising at a growth rate more consistent with historical levels. Selling, general, and administrative expenses declined slightly, reflecting tight cost controls and reduced travel.

Operating income for the segment improved 3%, primarily reflecting reduced operating expenses and the benefit from adopting FAS 142. On a constant exchange basis, excluding the benefit of adopting FAS 142 as well as costs associated with Business Improvement Initiatives, the segment's operating income improved 6%.


                          Fiscal 2001 Compared to 2000

Net sales improved $30 million, or 2%, driven by strong results for the Jack Daniel's family of brands. Jack Daniel's Black Label experienced excellent consumer demand around the world, with worldwide depletions up 6%. Depletions improved 3% in the United States, the brand's biggest market. Volumes grew at a double-digit rate in Western Europe and other important overseas markets.

We expanded our distribution rights to Finlandia during fiscal 2001, which also contributed to higher beverage sales. While unit volumes for Fetzer and Bolla declined modestly, higher prices yielded increased revenue for both brands. Shipments of Korbel Champagnes declined significantly in fiscal 2001, reflecting an industry-wide contraction in sales of sparkling wines.

Gross profit expanded 5%, or $37 million. Gross margin increased from 52.6% to 54.0%, continuing a long-term trend of steady improvement.

Advertising expenses grew 4% as measured in U.S. dollars, up 7% on a local currency basis. Selling, general, and administrative expenses increased only 2%, reflecting continued productivity gains from process and technology improvements.

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

                    Business Environment for Wine and Spirits

GOVERNMENT POLICIES, PUBLIC ATTITUDES: Our ability to market and sell our beverage alcohol products depends heavily on government policy towards those products and the attitude of society in general toward drinking them. This is true both in the United States, our largest market, and around the world.

A small minority of drinkers abuse beverage alcohol, giving rise to public issues of great significance. We strongly oppose abusive drinking and contribute significant resources to programs aimed at understanding and curbing alcohol abuse - especially drunk driving and underage drinking. We also support and abide by voluntary industry marketing and advertising guidelines. We and other beverage alcohol producers take a prominent role in encouraging responsible consumption of our products and in warning against alcohol abuse. We support social awareness organizations that fight alcohol abuse and provide education about beverage alcohol, often in partnership with public health officials.

As a society, we are more likely to curb alcohol abuse through better education about beverage alcohol and moderate drinking than with restrictions on alcohol advertising and sales or punitive taxation. Especially in the U.S., distilled spirits are at a marked disadvantage to beer and wine in taxation, advertising, and the number and type of sales outlets. Along with other distillers, a major goal of ours is to achieve greater cultural acceptance of our products and parity with beer and wine in access to consumers.

LEVELING THE PLAYING FIELD: Among the objectives we seek are:
   - greater access to television advertising for liquor (we were disappointed by NBC's decision not to accept liquor ads after a brief trial run; NBC accepts millions of dollars of beer and wine advertising annually)
   - fairer product distribution rules, so that our customers can buy our beverage products more conveniently;
   - freedom to advertise our products outdoors (some municipal ordinances discriminate against billboard advertising of beverage alcohol); and
   - improved access to foreign markets, many of which have discriminatory tax or other non-tariff barriers to U.S. beverage imports.

EXCISE EXCESS: As with all goods, beverage alcohol sales are sensitive to higher tax rates. No legislation to increase U.S. federal excise taxes on distilled spirits is currently pending, but future tax increases are always possible. State legislatures increase beverage alcohol taxes from time to time; some states even allow local taxes. The cumulative effect of such tax increases over time hurts sales. With well over half of what a consumer pays going to taxes (typically, more than 50% of the price of a bottle of bourbon), distilled spirits are the most highly taxed consumer product in the U.S. We work for reasonable excise tax reductions to remedy this situation. Tax rates and advertising restrictions also affect beverage alcohol markets outside the U.S., but to date the impact of those changes in any one market is not significant to our overall business.

THE LITIGATION CLIMATE: Publicity surrounding the many lawsuits against the tobacco industry (and, to a lesser extent, against the gun industry) has prompted some commentators to suggest that other "dangerous" industries, such as alcohol, fast foods, gambling, and automobiles, might be next. But we do not believe the legal theories that created liability for the tobacco companies apply to beverage alcohol because the products are so different.

Unlike tobacco:
   - Beverage alcohol does not harm otherwise healthy adults when used as intended. In fact, scientists and health care experts report that beverage alcohol may have positive cardiovascular health benefits for many otherwise healthy adults (although we do not promote drinking beverage alcohol for health reasons).
   - The dangers of alcohol abuse are commonly known, and alcohol producers have never tried to conceal them. Indeed, beverage alcohol producers are at the forefront of efforts to combat drunk driving and underage drinking.
   - Lastly, state and federal governments stringently regulate the content, manufacture, marketing, and sale of beverage alcohol.

THE PUBLIC HEALTH COMMUNITY: We seek partnerships with the public health community to combat alcohol abuse and improve understanding of beverage alcohol. We have seen some notable successes, but we are disappointed that groups such as The American Medical Association and The World Health Organization choose to attack beverage alcohol producers rather than work with us. Long-range, such attacks could hurt our business.

DISTRIBUTION STRATEGY: We have not made major investments in overseas distribution networks; instead, we mostly use other spirits producers to distribute and market our products outside the U.S. Although consolidation among spirits producers theoretically could hinder the distribution of our spirits products in the future, to date this has rarely happened. Other spirits companies typically seek to distribute our premium spirits and wine brands, and we expect that demand to continue.

EXCHANGE RATES: Sales revenue from international markets is affected by the strength of foreign currencies relative to the U.S. dollar. Over the past several years, the strong dollar has limited the revenue growth of our international business, especially in Europe, despite excellent unit sales growth. Strengthening of the dollar would have negative effects on our dollar revenues.

                            CONSUMER DURABLES SEGMENT

                        Summary of Operating Performance
                              (Dollars in millions)
                                  2000        2001       2002
                                 ------     ------      ------
Net Sales                        $ 591       $ 607       $ 588
   % Change                          5%          3%         (3%)
Gross Profit                     $ 291       $ 304       $ 282
   % Change                          5%          4%         (7%)
Advertising Expenses             $  75       $  81       $  85
   % Change                          5%          8%          4%
SG&A Expenses                    $ 167       $ 171       $ 180
   % Change                          2%          3%          6%
Amortization                     $   5       $   5       $  --
Operating Income                 $  44       $  47       $  17
   % Change                         16%          6%        (64%)
EBITDA                           $  69       $  71       $  35
   % Change                         10%          2%        (51%)
Gross Margin                      49.3%       50.1%       48.0%
Operating Margin                   7.5%        7.7%        2.9%



Our consumer durables segment includes fine china, crystal, silver, and luggage products marketed under the Lenox, Dansk, Gorham, Kirk Stieff, and Hartmann brand names. More than half of our Consumer Durables sales are now made directly to consumers through our own retail stores, direct mail, and the Internet. The balance of our Consumer Durable sales are made to department stores and other distributors. This segment's sales are generally more vulnerable to changes in economic conditions than those of our Wine and Spirits segment.

                          Fiscal 2002 Compared to 2001

Net sales declined $19 million, or 3%. Record sales for our direct-to-consumer channel were more than offset by a sharp decline in orders for department stores, which were acutely affected by the events of September 11.

Gross profit declined $22 million in fiscal 2002. In addition to the factors discussed above, lower production levels and higher discounting activity eroded margins.

Advertising expenses increased $4 million due primarily to increased spending in the catalog and direct mail channels. Selling, general and administrative expenses included $17 million of non-recurring costs related to our decision to close three manufacturing plants. The $17 million includes $9 million of severance costs for 600 terminated employees, $5 million of other estimated cash expenditures, and $3 million of losses on impaired machinery and equipment. We closed one plant during fiscal 2002 and plan to close the other two during fiscal 2003. We are replacing the output of these plants by shifting a portion of production to two of our other facilities and by outsourcing the remainder. Excluding these non-recurring costs, segment selling, general, and administrative expenses declined 5%.

Operating income fell 64%, reflecting the factors discussed above. Excluding the benefit from FAS 142 and the cost of Business Improvement Initiatives, segment operating income declined $18 million, or 39%.


                          Fiscal 2001 Compared to 2000

Net sales increased $16 million, or 3%, in fiscal 2001, fueled by gains in catalog, direct mail, and Internet channels. Sales through traditional wholesale channels softened during the last half of the fiscal year, attributable to a weaker U.S. economy. Hartmann, the smallest of the company's consumer durables businesses, suffered an unusually difficult holiday season, a trend that continued through the fourth quarter.

Gross profit for the segment increased $13 million. Gross margin improved from 49.3% to 50.1%, reflecting an improved product mix and the benefits of investments made to rationalize manufacturing capacity.

Advertising expenses were up 8%, due primarily to increased advertising of collectible items. Selling, general, and administrative expenses rose 3%, and included expenses of $1 million incurred during the second half of the year to improve Hartmann's future performance. Management of costs, combined with a reduction in required working capital, helped boost returns for the segment.

Operating income improved 6% for the year. Strong growth in sales of collectible items resulted in a fourth consecutive year of double-digit earnings gains for Lenox. This performance was partially offset by a $5 million decline in earnings at Hartmann.


                         LIQUIDITY AND CAPITAL RESOURCES

Our ability to consistently generate cash internally is one of our most significant financial strengths. Our strong cash flows enable us to pay dividends, pursue brand-building programs, make strategic acquisitions, and undertake business improvement initiatives that enhance shareholder value. Investment grade credit ratings of A1 from Moody's and A+ from Standard and Poor's provide us with financial flexibility when accessing credit markets. Cash flows from operations, together with access to global credit markets, are more than adequate to meet our operating and capital requirements.

                                Cash Flow Summary
                              (Dollars in millions)
                                           2000        2001        2002
                                          ------      ------      ------
Cash from operating activities            $ 241         231         250
Additions to property, plant,
   and equipment                            (78)        (96)        (71)
Acquisitions and other investments          (41)       (116)         (5)
Dividends                                   (83)        (87)        (94)
Net repayment of debt                       (30)        (23)        (37)
Acquisition of treasury stock                --          (3)        (13)
                                          ------      ------      ------
      Change in cash                      $   9       $ (94)       $  30
                                          ======      ======      ======


Cash provided by operations increased $19 million in fiscal 2002, helped by lower working capital requirements. Cash used for investments fell to a more normal level, following significant equity investments made during fiscal 2001.

Cash provided by operations declined $10 million in fiscal 2001, primarily due to higher inventory levels in both business segments. Cash used for investments increased significantly, driven by the acquisition of equity stakes in Finlandia, Glenmorangie, and Tuaca.

We have access to short-term capital through the issuance of commercial paper, backed by revolving bank credit agreements. Our committed revolving credit agreements total $400 million, $200 million of which expires in fiscal 2003; the remaining $200 million expires in fiscal 2007. The credit agreements provide us with an immediate and continuing source of liquidity. At April 30, 2002, we had no outstanding borrowings under these agreements.

We maintain an SEC shelf registration that gives us prompt access to longer-term financing. At April 30, 2002, we had $220 million available on our $250 million shelf registration.


                              CAPITAL EXPENDITURES

We invested $78 million in property, plant, and equipment in fiscal 2000, $96 million in fiscal 2001, and $71 million in fiscal 2002, primarily to expand capacity for distilling and warehousing Jack Daniel's whiskey as well as adding to our vineyard and winemaking properties.

                              Capital Expenditures
Dollars in Millions
                              2000          2001          2002
                              ----          ----          ----
Wine and Spirits              $63           $78           $54
Consumer Durables              15            18            14
                              ----          ----          ----
Total                         $78           $96           $71
                              ====          ====          ====


We expect our capital expenditures for fiscal 2003 to be in the range of $80 to $100 million as we continue expanding the capacity of our production and distribution facilities to meet growing consumer demand for our premium brands. We expect to meet fiscal 2003 capital expenditure requirements with internally generated funds.


                             LONG-TERM OBLIGATIONS

We have long-term obligations related to contracts, leases and borrowing arrangements that we enter into in the normal course of business (see Notes 4 and 6 to the accompanying consolidated financial statements). The following table summarizes the amounts of those obligations as of April 30, 2002:

                             Long-Term Obligations
                             (Dollars in millions)

                                                           2004-    After
                                         Total     2003     2007     2007
                                         -----     ----     ----     ----
Long-term debt                           $ 40     $ --      $ 32     $  8
Unconditional purchase obligations        249       43       149       57
Operating leases                           74       24        46        4
                                         -----     ----     ----     ----
Total                                    $363     $ 67      $227     $ 69
                                         =====     ====     ====     ====

We expect to meet these obligations with internally generated funds.


                        DERIVATIVE FINANCIAL INSTRUMENTS

We use foreign currency forward contracts and options, generally with average maturities of less than one year, as protection against the risk that the eventual U.S. dollar cash flows resulting from our forecasted sales and purchases of goods in foreign currencies will be adversely affected by changes in exchange rates. We designate these derivative financial instruments as cash flow hedges.

We formally assess (both at inception and at least quarterly) whether the derivative financial instruments are effective at offsetting changes in the cash flows of the hedged transactions. We defer the effective portion of a derivative's change in fair value in Accumulated Other Comprehensive Loss (Income) until the underlying hedged transaction is recognized in earnings. We recognize any ineffective portion of the change in fair value immediately in earnings.

No material gains or losses were recognized in earnings due to the ineffectiveness of cash flow hedges. We expect to reclassify the majority of the existing $1 million net loss from Accumulated Other Comprehensive Loss to earnings during fiscal 2003. However, the amount we ultimately reclassify may differ as a result of future changes in exchange rates.

We had outstanding foreign currency option and forward contracts, hedging primarily euro, British pound, and yen revenues, with notional (face value) amounts totaling $55 million, $98 million, and $122 million at April 30, 2000, 2001 and 2002, respectively. Our credit exposure is, however, limited to the contracts' fair value ($4 million, $4 million, and ($1 million) at April 30, 2000, 2001, and 2002, respectively) rather than their notional amounts. We minimize credit losses by entering into foreign currency contracts only with major financial institutions that have earned investment grade credit ratings.


                                  MARKET RISKS

We hold debt obligations, foreign currency forward and option contracts, and commodity futures contracts that are exposed to risk from changes in interest rates, foreign currency exchange rates, and commodity prices, respectively. Established procedures and internal processes govern the management of these market risks. As of April 30, 2002, we do not consider the exposure to these market risks to be material.


                              ENVIRONMENTAL MATTERS

Along with other parties deemed responsible, we face environmental claims resulting from the cleanup of several waste deposit sites in the U.S. We have accrued our estimated portion of cleanup costs and expect either the other responsible parties or insurance to cover the remainder. We do not expect that any additional costs we incur to satisfy environmental claims will have a material adverse effect on our financial position, results of operations, or cash flows.

                                  Brown-Forman
                        CONSOLIDATED STATEMENT OF INCOME

(Expressed in millions, except per share amounts)
--------------------------------------------------------------------------------
Year Ended April 30,                             2000         2001         2002
--------------------------------------------------------------------------------
Net sales                                       $2,134       $2,180       $2,208
Excise taxes                                       257          256          250
Cost of sales                                      774          771          825
                                                --------------------------------

   Gross profit                                  1,103        1,153        1,133


Advertising expenses                               281          295          299
Selling, general, and administrative expenses      474          484          481
                                                --------------------------------
   Operating income                                348          374          353


Interest income                                     10            8            3
Interest expense                                    15           16            8
                                                --------------------------------
   Income before income taxes                      343          366          348


Taxes on income                                    125          133          120
                                                --------------------------------


   Net income                                   $  218       $  233       $  228
                                                ================================


Earnings per share - Basic and Diluted          $ 3.18       $ 3.40       $ 3.33
                                                ================================

Weighted average shares used to calculate earnings per share:
   Basic                                          68.5         68.5         68.3
   Diluted                                        68.6         68.6         68.5

The accompanying notes are an integral part of the consolidated financial statements.

                                  Brown-Forman
                           CONSOLIDATED BALANCE SHEET

(Expressed in millions, except share and per share amounts)
--------------------------------------------------------------------------------
April 30,                                               2000     2001     2001
--------------------------------------------------------------------------------
Assets
------
Cash and cash equivalents                               $ 180    $  86    $ 116

Accounts receivable, less allowance for doubtful accounts
   of $12 in 2000, $12 in 2001 and $16 in 2002            294      303      280

Inventories:
   Barreled whiskey                                       202      219      219
   Finished goods                                         169      202      183
   Work in process                                         94      113      118
   Raw materials and supplies                              49       49       58
                                                       -------------------------
      Total inventories                                   514      583      578

Prepaid income taxes                                       --       --       31
Other current assets                                       32       28       24
                                                       -------------------------
Total Current Assets                                    1,020    1,000    1,029

Property, plant and equipment, net                        376      418      437
Prepaid pension cost                                       79       93      108
Investment in affiliates                                   17      125      127
Goodwill                                                  253      246      246
Other assets                                               57       57       69
                                                       -------------------------
Total Assets                                           $1,802   $1,939   $2,016
                                                       =========================
The accompanying notes are an integral part of the consolidated financial statements.

--------------------------------------------------------------------------------
April 30,                                                2000     2001     2002
--------------------------------------------------------------------------------
Liabilities
-----------
Commercial paper                                        $ 220    $ 204    $ 167
Accounts payable and accrued expenses                     271      281      296
Current portion of long-term debt                           6       --       --
Accrued taxes on income                                     1       45       32
Deferred income taxes                                      15        8       --
                                                       -------------------------
Total Current Liabilities                                 513      538      495

Long-term debt                                             41       40       40
Deferred income taxes                                      95       62       58
Accrued postretirement benefits                            58       59       60
Other liabilities                                          47       53       52
                                                       -------------------------
Total Liabilities                                         754      752      705
                                                       -------------------------


Stockholders' Equity
--------------------
Capital Stock:
  Class A common stock, voting, $0.15 par value;
    authorized shares, 30,000,000;
    issued shares, 28,988,091                               4        4        4
  Class B common stock, nonvoting, $0.15 par value;
    authorized shares, 60,000,000;
    issued shares, 40,008,147                               6        6        6

Retained earnings                                       1,080    1,226    1,360

Treasury stock, at cost
 (484,000, 537,000 and 648,000 common shares
  in 2000, 2001, and 2002, respectively)                  (30)     (32)     (40)

Accumulated other comprehensive loss:
  Cumulative translation adjustment                       (12)     (17)     (15)
  Minimum pension liability adjustment                     --       --       (3)
  Unrealized loss on cash flow hedge contracts             --       --       (1)
                                                       -------------------------
    Total accumulated other comprehensive loss            (12)     (17)     (19)
                                                       -------------------------
Total Stockholders' Equity                              1,048    1,187    1,311
                                                       -------------------------
Total Liabilities and Stockholders' Equity             $1,802   $1,939   $2,016
                                                       =========================

                                  Brown-Forman
                      CONSOLIDATED STATEMENT OF CASH FLOWS

(Expressed in millions; amounts in brackets are reductions of cash)
--------------------------------------------------------------------------------
Year Ended April 30,                                   2000      2001      2002
--------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                         $ 218     $ 233     $ 228
   Adjustments to reconcile net income to net cash
    provided by (used for) operations:
      Depreciation                                       52        53        55
      Amortization                                       10        11        --
      Deferred income taxes                             (51)      (40)      (43)
      Other                                             (14)      (20)      (22)
      Change in assets and liabilities, excluding
       the effects of businesses acquired or sold:
         Accounts receivable                            (20)       (9)       23
         Inventories                                      8       (63)        5
         Other current assets                            (3)        3         5
         Accounts payable and accrued expenses           36        10        15
         Accrued taxes on income                          1        44       (13)
         Accrued postretirement benefits                  1         1         1
         Other liabilities                                3         8        (4)
                                                       -------------------------
      Cash provided by operating activities             241       231       250
                                                       -------------------------

Cash flows from investing activities:
   Additions to property, plant and equipment           (78)      (96)      (71)
   Investment in affiliates                              --      (110)       --
   Acquisition of business, net of cash acquired        (27)       (4)       --
   Other                                                (14)       (2)       (5)
                                                       -------------------------
      Cash (used for) investing activities             (119)     (212)      (76)
                                                       -------------------------

Cash flows from financing activities:
   Net change in commercial paper                        (6)      (16)      (37)
   Reduction of long-term debt                          (24)       (7)       --
   Dividends paid                                       (83)      (87)      (94)
   Acquisition of treasury stock                         --        (3)      (13)
                                                       -------------------------
      Cash (used for) financing activities             (113)     (113)     (144)
                                                       -------------------------
Net increase (decrease) in cash and cash equivalents      9       (94)       30

Cash and cash equivalents, beginning of year            171       180        86
                                                       -------------------------
Cash and cash equivalents, end of year                 $180      $ 86      $116
                                                       =========================
The accompanying notes are an integral part of the consolidated financial statements.

                                  Brown-Forman
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


For the Years Ended April 30, 2000, 2001 and 2002
(Expressed in millions, except share and per share amounts)
------------------------------------------------------------------------------------------------------------------------------------
                                                        Common Stock
                                                      Class       Class        Retained       Accumulated Other       Treasury
                                       Total            A           B          Earnings       Comprehensive Loss        Stock
------------------------------------------------------------------------------------------------------------------------------------

Balance, April 30, 1999               $  917           $ 4         $ 6           $  945            $(8)                $ (30)

   Net income                            218                                        218
   Foreign currency translation
      adjustment                          (4)                                                       (4)
                                       -------
      Comprehensive income               214
   Cash dividends
      Common, per share $1.21            (83)                                       (83)
                                       ---------------------------------------------------------------------------------------------
Balance, April 30, 2000                1,048             4           6            1,080            (12)                  (30)

   Net income                            233                                        233
   Foreign currency translation
      adjustment                          (5)                                                       (5)
                                       -------
      Comprehensive income               228

   Cash dividends
      Common, per share $1.28            (87)                                       (87)
   Acquisition of treasury stock
      (75,350 Class B common shares)      (3)                                                                             (3)
   Treasury stock issued under
      compensation plans                   1                                                                               1
                                       ---------------------------------------------------------------------------------------------
Balance, April 30, 2001                1,187             4           6            1,226            (17)                  (32)

   Net income                            228                                        228
   Foreign currency translation
      adjustment                           2                                                         2
   Pension liability adjustment           (3)                                                       (3)
   Cumulative effect of
      accounting change                    2                                                         2
   Reclassification to earnings,
      net of tax of $1                    (2)                                                       (2)
   Net loss on hedging instruments,
      net of tax of $1                    (1)                                                       (1)
                                       -------
      Comprehensive income               226

   Cash dividends
      Common, per share $1.36            (94)                                       (94)
   Acquisition of treasury stock
      (96,831 Class A and 93,085
       Class B common shares)            (13)                                                                            (13)
   Treasury stock issued under
      compensation plans                   5                                                                               5
                                       ---------------------------------------------------------------------------------------------
Balance, April 30, 2002               $1,311           $ 4         $ 6           $1,360           $(19)                $ (40)
                                       =============================================================================================
The accompanying notes are an integral part of the consolidated financial statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (Dollars expressed in millions, except per share and per option amounts)

1. ACCOUNTING POLICIES...the accounting policies we apply when preparing our consolidated financial statements. References to "FASB" are to the Financial Accounting Standards Board, the private-sector organization that establishes financial accounting and reporting standards.

Principles of Consolidation
---------------------------
Our consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. We use the equity method to account for investments in affiliates over which we can exercise significant influence (but not control). We carry all other investments in affiliates at cost. We eliminate all intercompany transactions.

Cash Equivalents
----------------
Cash equivalents include bank demand deposits and all highly liquid investments with original maturities of three months or less.

Inventories
-----------
We state inventories at the lower of cost or market, with approximately 85% of consolidated inventories being valued using the last-in, first-out (LIFO) method. All remaining inventories are valued using either the first-in, first-out or the average cost methods. If we did not use the LIFO method, inventories would have been $110, $105, and $110 higher than reported at April 30, 2000, 2001, and 2002, respectively.

Generally, whiskey must be barreled for several years, so we bottle and sell only a portion of our whiskey inventory each year. Following industry practice, we classify all barreled whiskey as a current asset. We include warehousing, insurance, ad valorem taxes, and other carrying charges applicable to barreled whiskey in inventory costs.

We classify bulk wine inventories as work in process.

Property, plant, and equipment
------------------------------
We state property, plant, and equipment at cost. We depreciate these assets based on their estimated useful lives, principally using the straight-line method.

Treasury Stock
--------------
As of April 30, 2002, we held 648,000 shares of our common stock (97,000 of Class A and 551,000 of Class B) as treasury stock. We expect to use most of these shares to satisfy future exercises of employee stock options.

Foreign Currency Translation
----------------------------
The U.S. dollar is the functional currency for most of our consolidated operations. For those operations, we report all gains and losses from foreign currency transactions in current income. The local currency is the functional currency for some foreign operations. For those investments, we report cumulative translation effects in the cumulative translation adjustment to stockholders' equity.

Revenue Recognition
-------------------
We recognize revenue when we ship products to third parties, which is when title and risk of loss pass to the buyer.

Shipping and Handling Fees and Costs
------------------------------------
We report the amounts we bill to our customers for shipping and handling as net sales, and we report the costs we incur for shipping and handling as cost of sales.

Advertising Costs
-----------------
We expense most advertising costs as we incur them, but we capitalize and amortize direct-response advertising costs over periods not exceeding one year.

Earnings Per Share
------------------
We calculate basic earnings per share as net income divided by the weighted average number of common shares outstanding during the year. We calculate diluted earnings per share the same way, except that the denominator also includes the additional common shares that would have been issued if outstanding stock options had been exercised, as determined by applying the treasury stock method.

Estimates
---------
To prepare financial statements that conform with generally accepted accounting principles, our management must make informed estimates that affect how we report revenues, expenses, assets, and liabilities, including contingent assets and liabilities. Actual results could (and probably will) differ from these estimates.

Reclassifications
-----------------
We have reclassified some prior year amounts to conform with this year's presentation.

Other
-----
Effective May 1, 2001, we adopted FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 resolves certain implementation issues related to FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of FAS 144 did not have a material impact on our consolidated financial statements.


2. GOODWILL AND OTHER INTANGIBLE ASSETS...how we account for intangible assets, including our adoption of a new accounting rule pertaining to the amortization of such assets. In July 2001, the FASB issued FAS 141, "Business Combinations," and FAS 142, "Goodwill and Other Intangible Assets." FAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. FAS 141 also specifies the criteria under which intangible assets acquired in a purchase method business combination should be recognized and reported apart from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be assessed for impairment at least annually by applying a fair value-based test. FAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS 121.

FAS 141 became effective upon its issuance. We elected to adopt FAS 142 as of May 1, 2001. No impairment of intangible assets was indicated as of that date.

The following table adjusts reported net income and earnings per share for 2000 and 2001 to exclude amortization of goodwill and other intangible assets with indefinite useful lives:

                                                  2000               2001
--------------------------------------------------------------------------------
                                             Net       Per      Net       Per
                                            Income    Share    Income    Share
                                            ------    -----    ------    -----
As reported                                  $218     $3.18     $233     $3.40
Amortization of goodwill                        9      0.14       10      0.14
Amortization of equity method intangibles      --        --        2      0.03
Amortization of trademarks                      1      0.01        1      0.01
                                            ------    -----    ------    -----
Adjusted                                     $228     $3.33     $246     $3.58
                                            ======    =====    ======    =====

Equity method intangibles totaling $9, $92, and $92 as of April 30, 2000, 2001, and 2002, respectively, are included in "Investment in Affiliates" in the accompanying consolidated balance sheet. Trademarks of $7, $8, and $8 as of those dates are included in "Other Assets." We have no significant intangible assets with definite useful lives and thus had no significant amortization expense during 2002.

3. ACQUISITIONS...of brands and distribution rights that add value to our business. Until we adopted FAS 142 effective May 1, 2001, we were amortizing the goodwill and other indefinite-lived intangibles related to acquisitions over forty years from their respective acquisition dates. The following are major acquisitions made over the past three years, each of which was accounted for as a purchase.

   - Sonoma-Cutrer: In April 1999, we acquired a majority interest in Sonoma-Cutrer Vineyards, Inc. for $69, net of $32 of monetary assets received (cash and tax benefits receivable, offset by assumed debt). We acquired the remaining interests for $27 and $3 during 2000 and 2001, respectively. Total goodwill was $39.

   - Glenmorangie: In May 2000, we agreed with Glenmorangie plc to expand our sales and marketing of the Glenmorangie and Ardberg Single Malt Scotch brands outside the U.S. In connection with this expansion, we bought shares representing approximately 20% of the equity of Glenmorangie plc for $15.

   - Finlandia: In June 2000, we formed a global alliance with Altia Group Ltd to market and sell Finlandia Vodka. We acquired 45% of Finlandia Vodka Worldwide Ltd (FVW), which owns the Finlandia trademark and the rights to market Finlandia Vodka, for $84. That amount included an intangible asset of $75.

     Altia Group Ltd has an option during a three-year window beginning January 1, 2004, during which it may require us to buy some or all of its remaining 55% interest in FVW. Buying Altia's entire remaining interest would cost us approximately 107 million euros (approximately $97 at April 30, 2002) plus interest of 4.5% per year from June 15, 2000.


4. COMMITMENTS...for future purchases of grapes and bulk wine, as well as leased facilities and equipment. We have contracted with various growers and wineries to supply portions of our future grape and bulk wine requirements. Most of these contracts call for prices to be determined by market conditions, but some contracts provide for minimum purchase prices. We have purchase obligations related to these contracts of $43 in 2003, $41 in 2004, $39 in 2005, $36 in 2006, $33 in 2007, and $57 after 2007.

We made rental payments for real estate and vehicles, as well as office, computer, and manufacturing equipment under operating leases of $26 in 2000, $28 in 2001, and $31 in 2002. We have commitments related to minimum lease payments of $24 in 2003, $20 in 2004, $15 in 2005, $7 in 2006, $4 in 2007, and $4 after
2007.

The operating leases described above include a master operating lease agreement with an unrelated party that enables us to add vineyard properties in California to support our premium varietal and estate wine business. We use this arrangement primarily to secure land under development that is not yet a fully producing asset. The agreement allows us to lease land with a capitalized value up to $60; at April 30, 2002, we have used $35 of the facility. The master lease expires in March 2005. Lease payments for each property commence upon completion of development or March 2003, whichever is sooner.

Upon expiration of the master lease, we can either renegotiate the lease, request the sale of the properties to a third party, or purchase the properties at a price equal to the original acquisition cost plus accrued interest and any other lease amounts owed. For each property that we decide not to purchase, we guarantee a significant residual value to the seller. If there is a difference between what the seller receives for the properties and what we owe at termination, we have agreed to make up that difference. The value of that guarantee totaled $32 as of April 30, 2002. We expect the fair value of these properties to exceed the guaranteed value.

5. CREDIT FACILITIES...commitments from banks to provide us with liquidity. We have committed revolving credit agreements with various domestic and international banks for $400, $200 of which expires in fiscal 2003. The remaining $200 million expires in fiscal 2007. The most restrictive of the agreements' covenants requires that our consolidated total debt to consolidated net worth not exceed a ratio of 2 to 1. At April 30, 2002, we were well within this covenant's parameters, although we had no outstanding borrowings under these agreements. At April 30, 2002, we also had available for issuance $220 of debt securities under an SEC shelf registration.

6. DEBT...our long-term debt consisted of the following:

April 30,                                2000      2001      2002
-----------------------------------------------------------------
6.82% to 7.38% medium-term notes,
   due 2005                              $ 30      $ 30      $ 30
Variable rate industrial
   revenue bonds, due through 2026         10        10        10
Other                                       7        --        --
                                       --------------------------
                                           47        40        40
Less current portion                        6        --        --
                                       --------------------------
                                         $ 41      $ 40      $ 40
                                       ==========================

Long-term debt payments of $32 are required during fiscal 2006. No additional debt payments are required through 2007. Cash paid for interest was $15 in 2000, $16 in 2001, and $8 in 2002. The weighted average interest rates on commercial paper were 6.1% at April 30, 2000; 4.8% at April 30, 2001; and 1.8% at April 30, 2002. The weighted average interest rates on the variable rate industrial revenue bonds were 5.2%, 4.3%, and 1.8% at April 30, 2000, 2001, and 2002, respectively.

7. FOREIGN CURRENCY RISK MANAGEMENT AND DERIVATIVE FINANCIAL INSTRUMENTS...the policies and accounting practices we apply to manage foreign currency risk. Effective May 1, 2001, we adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities." That Statement requires that all derivative instruments be reported on the balance sheet at fair value. The cumulative effect of adopting FAS 133 was not material to our consolidated financial statements.

We use foreign currency forward contracts and options, generally with average maturities of less than one year, as protection against the risk that the eventual U.S. dollar cash flows resulting from our forecasted sales and purchases of goods in foreign currencies will be adversely affected by changes in exchange rates. We generally designate these derivative financial instruments as cash flow hedges.

We formally assess, both at inception and at least quarterly thereafter, whether the derivative financial instruments are effective at offsetting changes in the cash flows of the hedged transactions. The effective portion of a derivative's change in fair value is deferred in Accumulated Other Comprehensive Loss (Income) until the underlying hedged transaction is recognized in earnings. Any ineffective portion of the change in fair value is immediately recognized in earnings.

No material gains or losses were recognized in earnings due to the ineffectiveness of cash flow hedges. We expect to reclassify the majority of the existing $1 net loss from Accumulated Other Comprehensive Loss to earnings during fiscal 2003. However, the amount we ultimately reclassify may differ as a result of future changes in exchange rates.

We had outstanding foreign currency option and forward contracts, hedging primarily euro, British pound, and yen revenues, with notional (face value) amounts totaling $55, $98, and $122 at April 30, 2000, 2001 and 2002,
respectively. Our credit exposure is, however, limited to the contracts' fair value ($4, $4, and ($1) at April 30, 2000, 2001, and 2002, respectively) rather than their notional amounts. We minimize credit losses by entering into foreign currency contracts only with major financial institutions that have earned investment grade credit ratings.

8. FAIR  VALUE OF  FINANCIAL  INSTRUMENTS...the  liquidation  value of our cash, foreign currency contracts, and debt is essentially the same as our recorded book value. The fair value of cash and cash equivalents and commercial paper approximates the carrying amount due to the short maturities of these instruments. We estimate the fair value of long-term debt using discounted cash flows based on our incremental borrowing rates for similar debt. The fair value of foreign currency contracts is based on quoted market prices. A comparison of the fair values and carrying amounts of these instruments is as follows:

April 30,                            2001                        2002
--------------------------------------------------------------------------------
                            Carrying        Fair        Carrying         Fair
                             Amount         Value         Amount         Value
--------------------------------------------------------------------------------
Assets:
   Cash and
      cash equivalents        $ 86          $ 86          $116           $116
   Foreign currency
      contracts                  4             4            (1)            (1)

Liabilities:
   Commercial paper            204           204           167            167
   Long-term debt               40            42            40             42


9. BALANCE SHEET INFORMATION...supplemental information on our year end balance sheet is as follows:

April 30,                                   2000           2001           2002
--------------------------------------------------------------------------------
Property, plant, and equipment
------------------------------
Land                                        $ 65           $ 69           $ 69
Buildings                                    243            267            292
Equipment                                    491            512            546
                                            ------------------------------------
                                             799            848            907
Less accumulated depreciation                423            430            470
                                            ------------------------------------
                                            $376           $418           $437
                                            ====================================

Accounts payable
and accrued expenses
--------------------
Accounts payable, trade                     $ 79           $ 79           $ 80

Accrued expenses:
   Advertising                                53             59             65
   Compensation and commissions               67             66             62
   Excise and other non-income taxes          14             16             16
   Other                                      58             61             73
                                            ------------------------------------
                                             192            202            216
                                            ------------------------------------
                                            $271           $281           $296
                                            ====================================

10. TAXES ON INCOME...details of our income tax expense, and amounts we owe at year end. Taxes on income are composed of the following:

--------------------------------------------------------------------------------
                                            2000          2001          2002
--------------------------------------------------------------------------------
Current:
   Federal                                  $160          $153          $144
   Foreign                                     4             6             5
   State and local                            12            14            13
                                            ------------------------------------
                                             176           173           162
                                            ------------------------------------

Deferred:
   Federal                                   (43)          (34)          (34)
   State and local                            (8)           (6)           (8)
                                            ------------------------------------
                                             (51)          (40)          (42)
                                            ------------------------------------
                                            $125          $133          $120
                                            ====================================

United States and foreign components of income before income taxes are as follows:

--------------------------------------------------------------------------------
                                            2000          2001           2002
--------------------------------------------------------------------------------
United States                               $307          $329           $315
Foreign                                       36            37             33
                                            ------------------------------------
                                            $343          $366           $348
                                            ====================================

The income amounts in the above table are based on the location of the taxable entity from which sales are derived, rather than the location of its customers.

The following is a reconciliation of the effective tax rates with the United States' statutory rate:
                                             Percent of Income Before Taxes
--------------------------------------------------------------------------------
                                            2000          2001           2002
--------------------------------------------------------------------------------
Statutory rate                              35.0%         35.0%          35.0%
State taxes, net of U.S.
   Federal tax benefit                       2.2           2.3            2.3
Income taxed at other than U.S.
   Federal statutory rate                   (1.2)         (1.0)          (1.3)
Tax benefit of Foreign
   Sales Corporation                        (1.0)         (1.2)          (2.0)
Nondeductible amortization                   1.0           1.0             --
Other, net                                   0.5           0.2            0.5
                                           -------------------------------------
Effective rate                              36.5%         36.3%          34.5%
                                           =====================================


Deferred tax assets and liabilities are composed of the following:

April 30,                                    2000          2001          2002
--------------------------------------------------------------------------------
Deferred tax assets:
   Postretirement and other benefits         $ 44          $ 46          $ 48
   Accrued liabilities and other               19            12            20
   Intercompany transactions                   --            --             9
                                             -----------------------------------
   Total deferred tax assets                   63            58            77
                                             -----------------------------------
Deferred tax liabilities:
   Intercompany transactions                   84            31            --
   Property, plant, and equipment              36            35            37
   Undistributed foreign earnings              17            17            17
   Pension plans                               31            36            41
   Other                                        5             9             9
                                             -----------------------------------
   Total deferred tax liabilities             173           128           104
                                             -----------------------------------
Net deferred tax liability                   $110          $ 70          $ 27
                                             ===================================


Deferred income taxes were not provided on undistributed earnings of certain foreign subsidiaries ($136, $149, and $161 at April 30, 2000, 2001, and 2002,
respectively) because we expect these undistributed earnings to be reinvested indefinitely overseas. If these amounts were not considered permanently reinvested, additional deferred taxes of approximately $30, $33, and $38 would have been provided in 2000, 2001, and 2002, respectively.

Cash paid for income taxes was $174 in 2000, $131 in 2001, and $175 in 2002.

11. PENSION AND POSTRETIREMENT BENEFITS...we sponsor various defined benefit pension and postretirement plans covering most full-time employees. Information about these plans is presented below.

Components of net periodic pension benefit expense (income):

                                              Pension
---------------------------------------------------------------
                                      2000      2001       2002
---------------------------------------------------------------
Service cost                           $12      $ 12       $ 14
Interest cost                           21        25         27
Expected return on plan assets         (38)      (44)       (49)
Amortization of:
   Unrecognized net gain                --        (2)        (2)
   Unrecognized prior service cost       1         1          1
   Unrecognized net asset               (3)       (3)        (3)
                                       ------------------------
Net periodic benefit expense (income)  $(7)     $(11)      $(12)
                                       ========================

We amortize prior service costs on a straight-line basis over the average remaining service period of employees expected to receive benefits.

Components of net periodic postretirement benefit cost:

                                           Postretirement
--------------------------------------------------------------
                                      2000      2001      2002
--------------------------------------------------------------
Service cost                           $ 1       $ 1       $ 1
Interest cost                            3         3         3
                                       -----------------------
Net periodic benefit cost              $ 4       $ 4       $ 4
                                       =======================


Change in benefit obligation:
                                         Pension          Postretirement
------------------------------------------------------------------------
                                      2001      2002      2001      2002
------------------------------------------------------------------------
Obligation at beginning of year       $329      $366      $ 45      $ 47
Service cost                            12        14         1         1
Interest cost                           25        27         3         3
Plan amendments                          1         3        --         6
Actuarial loss                          15        10        --        15
Benefits paid                          (16)      (18)       (2)       (3)
                                      ----------------------------------
Obligation at end of year             $366      $402      $ 47      $ 69
                                      ==================================

Change in plan assets:
                                         Pension          Postretirement
------------------------------------------------------------------------
                                      2001      2002      2001      2002
------------------------------------------------------------------------
Fair value at beginning of year       $516      $516      $ --      $ --
Actual return on plan assets            15       (68)       --        --
Company contributions                    1         1         2         3
Benefits paid                          (16)      (18)       (2)       (3)
                                      ----------------------------------
Fair value at end of year             $516      $431      $ --      $ --
                                      ==================================

Plan assets consist primarily of stocks and bonds.

Selected information for plans with accumulated benefit obligations in excess of plan assets:

                                         Pension          Postretirement
------------------------------------------------------------------------
                                      2001      2002      2001      2002
------------------------------------------------------------------------
Projected benefit obligation          $(30)     $(66)     $(47)     $(69)
Accumulated benefit obligation         (25)      (61)      (47)      (69)
Fair value of plan assets               --        28        --        --





Funded status:
                                         Pension          Postretirement
------------------------------------------------------------------------
April 30,                             2001      2002      2001      2002
------------------------------------------------------------------------
Funded status                         $150      $ 29      $(47)     $(69)
Unrecognized net loss (gain)           (83)       49       (11)        4
Unrecognized prior service cost         10        11        (1)        5
Unrecognized transition asset           (6)       (4)       --        --
                                      ----------------------------------
Net amount recognized                 $ 71      $ 85      $(59)     $(60)
                                      ==================================

Net amounts recognized in the consolidated balance sheet:

                                         Pension          Postretirement
------------------------------------------------------------------------
April 30,                             2001      2002      2001      2001
------------------------------------------------------------------------
Prepaid benefit cost                  $ 93      $108      $ --      $ --
Accrued benefit liability              (26)      (30)      (59)      (60)
Intangible asset                         4         4        --        --
Accumulated other comprehensive loss    --         3        --        --
                                      ----------------------------------
Net amount recognized                 $ 71      $ 85      $(59)     $(60)
                                      ==================================

Weighted-average assumptions:
                                              Pension
--------------------------------------------------------------
                                      2000      2001      2002
--------------------------------------------------------------
Discount rate                         7.8%      7.5%      7.0%
Expected return on plan assets       10.0%     10.0%      9.5%
Rate of compensation increase         4.5%      4.5%      4.0%


                                           Postretirement
--------------------------------------------------------------
                                      2000      2001      2002
--------------------------------------------------------------
Discount rate                         7.8%      7.5%      7.0%
Health care cost trend rates:
   Present rate before age 65         6.3%      6.0%     10.0%
   Present rate age 65 and after      5.9%      5.7%     12.0%


We project health care cost trend rates to decline gradually to 5.5% by 2010 and to remain level after that. Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical plans. A one percentage point increase in assumed health care cost trend rates would have increased the accumulated postretirement benefit obligation as of April 30, 2002 by $6 and the aggregate service and interest costs for 2002 by $1. A one percentage point decrease in assumed health care cost trend rates would have decreased the accumulated postretirement benefit obligation as of April 30, 2002 by $5 and the aggregate service and interest costs for 2002 by $1.

12. BUSINESS SEGMENT INFORMATION...we do business in two operating segments - Wine and Spirits, and Consumer Durables. These segments reflect the two categories of products from which we derive our revenues. Our Wine and Spirits segment produces, imports, and markets wines and distilled spirits. Our Consumer Durables segment manufactures and sells china, crystal, ceramic and crystal collectibles, silver, luggage, and leather accessories.

Segment accounting policies are the same as the policies described in Note 1. We have no intersegment revenues.

The following tables reconcile segment operating results and asset information to consolidated amounts.

                                  2000              2001              2002
                                 -----------------------------------------------
Net sales:
   Wine and spirits              $1,543            $1,573            $1,620
   Consumer durables                591               607               588
                                 -----------------------------------------------
   Consolidated                  $2,134            $2,180            $2,208
                                 ===============================================

Earnings before interest, taxes, depreciation,
and amortization (EBITDA):
   Wine and spirits              $  341            $  367            $  372
   Consumer durables                 69                71                35
                                 -----------------------------------------------
   Consolidated                  $  410            $  438            $  407
                                 ===============================================

Operating income:
   Wine and spirits              $  304            $  327            $  336
   Consumer durables                 44                47                17
Amounts not allocated to segments:
   Interest expense, net             (5)               (8)               (5)
                                 -----------------------------------------------
   Consolidated income
   before income taxes           $  343            $  366            $  348
                                 ===============================================

Depreciation and amortization:
   Wine and spirits              $   37            $   40            $   37
   Consumer durables                 25                24                18
                                 -----------------------------------------------
   Consolidated                  $   62            $   64            $   55
                                 ===============================================

Goodwill:
   Wine and spirits              $  117            $  116            $  116
   Consumer durables                136               130               130
                                 -----------------------------------------------
   Consolidated                  $  253            $  246            $  246
                                 ===============================================

Total assets:
   Wine and spirits              $1,349            $1,468            $1,573
   Consumer durables                453               471               443
                                 -----------------------------------------------
   Consolidated                  $1,802            $1,939            $2,016
                                 ===============================================

The company's investments in affiliates are included in the Wine and Spirits segment's assets. Long-lived assets located outside the United States are not significant.
                                  2000              2001              2002
                                 -----------------------------------------------

Additions to long-lived assets:
   Wine and spirits              $   69            $   80            $   57
   Consumer durables                 19                20                21
                                 ---------------------------------------------
   Consolidated                  $   88            $  100            $   78
                                 ===============================================

The following table presents geographic information about net sales:

                                  2000              2001              2002
                                 -----------------------------------------------
Net sales:
   United States                 $1,777            $1,810            $1,817
   Other countries                  357               370               391
                                 -----------------------------------------------
                                 $2,134            $2,180            $2,208
                                 ===============================================

Net sales are attributed to countries based on where customers are located.

13. CONTINGENCIES...potential claims against us. We operate in a litigious environment, and we get sued in the normal course of business. Sometimes plaintiffs seek significant damages. Many suits and claims take years to adjudicate, and it is difficult to predict their outcome. In our opinion, based on advice from legal counsel, none of these suits or claims will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

14. ENVIRONMENTAL MATTERS...potential cleanup costs. Along with other parties deemed responsible, we face environmental claims resulting from the cleanup of several waste deposit sites in the U.S. We have accrued our estimated portion of cleanup costs and expect other responsible parties and insurance to cover the remaining costs. We do not believe that any additional costs we incur will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

15. STOCK OPTIONS...a summary of our Plan, how we account for it, and how we fund it. Under our Omnibus Compensation Plan (Plan), we can grant stock options and other stock-based incentive awards for a total of 3,400,000 shares of common stock to eligible employees until April 30, 2005. Shares delivered to employees are limited by the Plan to shares that we purchase in the market for this purpose. No new shares may be issued.

We grant stock options at an exercise price of not less than the fair value of the underlying stock on the grant date. Except for the stock options granted at an exercise price of $100 per share (discussed below), stock options granted under the Plan become exercisable after three years from the first day of the fiscal year of grant and expire seven years after that date. The fair value of these options granted during 2000, 2001, and 2002 were $16.37, $14.38, and $17.37 per option, respectively. Fair values were estimated using the Black-Scholes pricing model with the following assumptions:

                                      2000      2001      2002
--------------------------------------------------------------
Risk-free interest rate               5.9%      6.2%      4.8%
Expected volatility                  21.6%     24.0%     23.6%
Expected dividend yield               2.2%      2.2%      2.1%
Expected life (years)                   6         6         6


We have also granted 533,455 stock options with an exercise price of $100 per share, which become exercisable on May 1, 2006, and expire on September 1, 2007. The fair value of these options was $5.77 per option, using the Black-Scholes pricing model and assuming a risk-free interest rate of 6.0%, expected volatility of 18.0%, an expected dividend yield of 2.2%, and an expected life of eight years.

As of April 30, 2002, we have no other stock-based awards outstanding under the Plan.

We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options. Accordingly, we have not recognized any compensation expense related to stock option grants. If we had instead recognized compensation expense for stock options based on their fair value at their grant dates consistent with the methodology prescribed under FAS 123, "Accounting for Stock-Based Compensation," our net income would have been reduced by $2.6 in 2000, $3.2 in 2001, and $3.8 in 2002. Our basic and diluted earnings per share would have been reduced by $0.04 per share in 2000, $0.05 per share in 2001, and $0.06 per share in 2002.

The Plan plan requires that we purchase shares on the open market to satisfy stock option requirements, thereby avoiding future dilution of earnings that would occur from issuing additional shares. We acquire treasury shares from time to time in anticipation of these requirements. The extent to which diluted shares exceed the number of basic shares is determined by how much our stock price has appreciated since options were granted, irrespective of how many treasury shares we have acquired. To ensure that earnings are not diluted by the Plan, our intention is to hold enough treasury stock so that the number of diluted shares is always less than the original 69.0 million that was outstanding at inception of the Plan (as adjusted for any share repurchases or issuances unrelated to the Plan).

The following table summarizes option activity for the three years ended April 30, 2002. All options are for an equivalent number of shares of Class B common stock.
                                                                 Weighted
                                       Options                    Average
                                     Outstanding               Exercise Price
--------------------------------------------------------------------------------
Balance, April 30, 1999                 618,265                  $ 51.03
   Granted                              802,928                    85.11
   Exercised                             (6,154)                   36.13
   Forfeited                            (13,658)                   87.84
                                      ------------------------------------------
Balance, April 30, 2000               1,401,381                    70.28
   Granted                              418,216                    52.97
   Exercised                            (21,802)                   43.93
   Forfeited                             (3,502)                   51.47
                                      ------------------------------------------
Balance, April 30, 2001               1,794,293                    66.60
   Granted                              356,299                    71.49
   Exercised                            (78,621)                   48.00
                                      ------------------------------------------
Balance, April 30, 2002               2,071,971                    68.15
                                      ==========================================

The following table summarizes the status of stock options outstanding as of April 30, 2002, by exercise price:

                                            Remaining
Exercise Price        Options              Contractual               Options
  Per Option        Outstanding            Life (Years)            Exercisable
--------------      -----------            ------------            -----------
 $ 36.13                95,956                 4.0                    95,956
   49.13               185,276                 5.0                   185,276
   50.44               396,841                 8.0                      --
   61.25               223,946                 6.0                   223,946
   62.25               316,678                 7.0                      --
   68.33               319,819                 9.0                      --
  100.00               533,455                 5.3                      --
                    -----------                                    -----------
                     2,071,971                                       505,178
                    ===========                                    ===========


16. RESTRUCTURING COSTS...for plant closings announced in 2002. During 2002, we accrued $17 of non-recurring costs related to our decision to close three manufacturing plants in the Consumer Durables segment. The $17 includes $9 of severance costs for 600 terminated employees, $5 of other estimated cash expenditures, and $3 of losses on impaired machinery and equipment. We closed one plant during fiscal 2002 and plan to close the other two during fiscal 2003. We are replacing the output of these plants by shifting a portion of production to two of our other facilities and by outsourcing the remainder. We charged $4 of severance costs against the accrual during 2002, leaving a remaining accrual balance of $13, as of April 30, 2002.

                              REPORT OF MANAGEMENT

As Brown-Forman's CEO and CFO, we are responsible for the presentation, integrity, and objectivity of the information contained in these consolidated financial statements. We have discharged this responsibility by establishing a rigorous system of corporate conduct, internal audit, external audit, and board oversight.

Corporate Conduct: In the current turbulent business climate, we are proud of Brown-Forman's hard-earned reputation for conducting business in a forthright manner. We take seriously our responsibility to foster a strong ethical climate so that employees conduct the company's business according to the highest personal and corporate standards.

Our Code of Conduct and Compliance Guidelines set out unambiguously each employee's duty to ensure open communication throughout the company, disclose potential conflicts of interest, comply with all applicable domestic and foreign laws (including financial disclosure laws), and keep proprietary information confidential. The company systematically assesses compliance with these standards, including annual verification statements signed by all employees, and review by the Audit Committee of our Board of Directors (comprising non-employee directors).

Internal Audit: We are also responsible for establishing and maintaining a system of internal audit designed to provide reasonable assurance at a reasonable cost that financial records are reliable for preparing financial statements and that assets are properly accounted for and safeguarded. We believe that, as of April 30, 2002, the internal audit system accomplishes its objectives adequately.

External Audit: PricewaterhouseCoopers LLP, independent accountants (PwC), audited the company's consolidated financial statements. As part of its audit, PwC evaluated selected internal accounting controls to establish the nature, timing, and extent of its audit tests. We gave PwC access to all the company's financial records and related data, as well as the minutes of stockholders', directors', and other appropriate meetings. We believe that all representations made to PwC during the audit were valid and appropriate.

Board Oversight: The Board of Directors, through its Audit Committee, meets with management, the internal auditors, and the independent accountants to ensure that each is discharging its responsibilities properly. Both the independent accountants and the internal auditors have free access to the Audit Committee, without management present, to discuss the results of their work, including internal accounting controls and the quality of financial reporting.

Accordingly, we can report that the consolidated financial statements in this Annual Report have been prepared in accordance with generally accepted accounting principles. They include amounts based on our best estimates and judgments. We also prepared the related financial information in this report and are responsible for its accuracy and consistency with the financial statements.



/s/ Owsley Brown II
Owsley Brown II
Chairman of the Board
 and Chief Executive Officer



/s/ Phoebe A. Wood
Phoebe A. Wood
Executive Vice President
 and Chief Financial Officer



                        REPORT OF INDEPENDENT ACCOUNTANTS


BROWN-FORMAN CORPORATION

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Brown-Forman Corporation and Subsidiaries ("the Company") at April 30, 2000, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" as of May 1, 2001.



/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky
May 23, 2002

           IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

From time to time, we make "forward-looking statements" related to our anticipated financial performance, business prospects, new products, and similar matters, within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "project," and similar expressions, among others, identify forward-looking statements, which speak only as of the date the statement was made. We have no current intent to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

In this Annual Report to Stockholders, we make several such forward-looking statements, but we do not guarantee that the results indicated will actually be achieved. These statements are subject to a number of important risks and uncertainties, which could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in those forward-looking statements. We set forth below a non-exclusive list of such risks and uncertainties.

Generally: We operate in highly competitive markets. Our business is subject to changes in general economic conditions, changes in consumer preferences, the degree of acceptance of new products, and the uncertainties of litigation. As our business continues to expand outside the United States, our financial results are more exposed to foreign exchange rate fluctuations and the health of foreign economies. However, the bulk of our business remains in the U.S. and our business prospects generally depend heavily on the state of the U.S. economy, which appears to be in recession. Earnings could be adversely affected by terrorist attacks, such as those of September 11, 2001 and related subsequent events, including the U.S response, other hostile acts, retaliation, and threats of any of these. Earnings could also be hurt if the United States went to war with Iraq or another country deemed to be harboring terrorists.

Beverage Risk Factors: The beverage alcohol business is not "recession proof." Current projections for our domestic beverage business assume that the U.S. economy will rebound in 2002 and continue through the next calendar year. Such a rebound should also increase business travel and entertainment, which helps our business. If this rebound does not occur, our earnings will be weaker. Beverage wholesalers and retailers in the U.S. appear to be lowering their beverage trade inventories, which adversely affects shipments. Profits from our international beverage business may be adversely affected if the U.S. dollar strengthens against other currencies or if economic conditions deteriorate in the principal countries to which we export our beverage products, including the United Kingdom, Germany, Japan, and Australia. The long-term outlook for our beverage business anticipates continued success of Jack Daniel's Tennessee Whiskey, Southern Comfort, and our other core wine and spirits brands. This assumption is based in part on favorable demographic trends in the U.S. and many international markets for the sale of wine and spirits. Current expectations for our global beverage business may not be met if these demographic trends do not translate into corresponding sales increases. Profits could also be hurt by increases in the price of grain, grapes or energy.

The wine and spirits business, both in the United States and abroad, is also sensitive to political and social trends. The U.S. beverage alcohol business is highly sensitive to tax increases; an increase in the federal excise tax (which we do not anticipate at this time) would depress our domestic beverage business. Increases in state excise taxes on wine and spirits to meet budget shortfalls could dampen sales in those states. Legal or regulatory measures against beverage alcohol (including its advertising and promotion) could adversely affect sales. Product liability litigation against the alcohol industry, while not currently a major risk factor, could become significant if lawsuits are filed against alcohol manufacturers.

Consumer Durables Risk Factors: The Consumer Durables segment depends more upon a strong economy than the beverage segment. Current plans anticipate an economic rebound sometime in 2002. Department stores are the most important sales channel for fine china and dinnerware. If there is further deterioration in the department store business, or more consolidation, it could hurt our sales. Similarly, sales could be hurt if department stores devote less space to fine china and dinnerware products. Hartmann Luggage's business has suffered from the decline in travel since the events of September 11, 2001. Future growth in that business depends partly on a stronger travel environment.

                                                                     Exhibit 21

                         SUBSIDIARIES OF THE REGISTRANT

                                          Percentage           State or
                                          of Voting          Jurisdiction
Name                                   Securities Owned    of Incorporation
----                                   ----------------    ----------------
AMG Trading, L.L.C.                           100%           Delaware
Brown-Forman Beverages Australia Pty. Ltd.    100%           Australia
Brown-Forman Beverages North Asia, L.L.C.     100%           Delaware
Brown-Forman International FSC, Ltd.          100%           U.S. Virgin Islands
B-F Korea, L.L.C.                             100%           Delaware
Brown-Forman Beverages Poland                 100%           Poland
Brown-Forman Beverages UK, Ltd.               100%           United Kingdom
Brown-Forman Relocation Corp.                 100%           Kentucky
Brown-Forman Travel, Inc.                     100%           Kentucky
Canadian Mist Distillers, Limited             100%           Ontario, Canada
Early Times Distillers Company                100%           Delaware
Fetzer Vineyards                              100%           California
Fratelli Bolla International Wines, Inc.      100%           Kentucky
Hartmann Incorporated                         100%           Delaware
Heddon's Gate Investments, L.L.C.             100%           Delaware
Jack Daniel's Properties, Inc.                100%           Delaware
Lenox, Incorporated                           100%           New Jersey
Mt. Eagle Corporation                         100%           Delaware
Sonoma-Cutrer Vineyards, Inc.                 100%           California
Southern Comfort Properties, Inc.             100%           California
Washington Investments, L.L.C.                100%           Kentucky
West Main Interactive, L.L.C.                 100%           Delaware
Longnorth Limited                             100% (1) (3)   Ireland
Chissick Limited                              100% (1) (4)   Ireland
Clintock Limited                              100% (1) (4)   Ireland
Brooks & Bentley Limited                      100% (2)       United Kingdom
DID, Inc.                                     100% (2)       Delaware
Norfolk Investments, Inc.                     100% (2)       Delaware
Voldgade Investment Holdings A/S              100% (3)       Denmark
Brown-Forman Mauritius Limited                100% (4)       Mauritius
Pitts Bay Trading Limited                      75% (4)       Bermuda
BFC Tequila Limited                            67% (4)       Ireland
Drake Investments, Inc.                       100% (5)       Delaware
Jack Daniel Distillery,
   Lem Motlow, Prop., Inc.                    100% (5)       Tennessee
Brown-Forman Korea Ltd.                       100% (6)       Korea
Fratelli Bolla, S.p.A.                        100% (7)       Italy
Brown-Forman Beverages Worldwide,
   Comercio de Bebidas Ltda.                  100% (8)       Brazil
Brown-Forman Worldwide, L.L.C.                100% (8)       Delaware
JDPI Investments, L.L.C.                      100% (9)       Delaware
Amercain Investments C.V.                     100% (10)      Netherlands
Brown-Forman Beverages Africa, Ltd.           100% (11)      Bermuda


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

                                                                    Exhibit 23
                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 (Nos. 33-12413, 33-52551) and Form S-8 (No. 333-08311,
333-38649,  333-74567,  333-77903,  333-88925  and  333-89294)  of  Brown-Forman
Corporation and Subsidiaries of our report dated May 23, 2002 relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated May 23, 2002 relating to the financial statement schedule, which appears in this Form 10-K.


/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky
July 26, 2002