Form 10-Q
period 2002-07-31
BROWN FORMAN CORP
filed 2002-09-11
CIK 14693

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

  |X|      QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended JULY 31, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 30, 2002

      Class A Common Stock ($.15 par value, voting)             28,891,260
      Class B Common Stock ($.15 par value, nonvoting)          39,510,112

                            BROWN-FORMAN CORPORATION
                       Index to Quarterly Report Form 10-Q


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                Page

          Condensed Consolidated Statement of Income
             Three months ended July 31, 2001 and 2002                   3

          Condensed Consolidated Balance Sheet
             April 30, 2002 and July 31, 2002                            4

          Condensed Consolidated Statement of Cash Flows
             Three months ended July 31, 2001 and 2002                   5

          Notes to the Condensed Consolidated Financial Statements       6 -  8


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  9 - 12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk     12

Item 4.  Controls and Procedures                                        12


                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders            13

Item 6.  Exhibits and Reports on Form 8-K                               13

Signatures                                                              14

Certifications                                                          15

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                            BROWN-FORMAN CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

                                                        Three Months Ended
                                                             July 31,
                                                     2001                 2002
                                                   -------              -------

Net sales                                          $ 473.9              $ 479.6
Excise taxes                                          51.7                 55.5
Cost of sales                                        173.8                176.7
                                                   -------              -------
      Gross profit                                   248.4                247.4

Advertising expenses                                  71.7                 78.4
Selling, general, and administrative expenses        115.4                112.9
                                                   -------              -------
   Operating income                                   61.3                 56.1

Interest income                                        1.1                  0.6
Interest expense                                       2.6                  1.6
                                                   -------              -------
   Income before income taxes                         59.8                 55.1

Taxes on income                                       20.6                 19.0
                                                   -------              -------
   Net income                                      $  39.2              $  36.1
                                                   =======              =======

Earnings per share
 - Basic and Diluted                               $  0.57              $  0.53
                                                   =======              =======

Shares (in thousands) used in the
calculation of earnings per share
 - Basic                                            68,416               68,376
 - Diluted                                          68,557               68,593

Cash dividends declared per common share           $  0.33              $  0.35
                                                   =======              =======


See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                                  April 30,           July 31,
                                                    2002                2002
                                                                     (Unaudited)
                                                  --------             --------
Assets
------
Cash and cash equivalents                         $  115.6             $  123.8
Accounts receivable, net                             280.4                257.2
Inventories:
   Barreled whiskey                                  219.2                219.4
   Finished goods                                    182.9                218.4
   Work in process                                   117.8                 99.3
   Raw materials and supplies                         57.9                 64.8
                                                  --------             --------
      Total inventories                              577.8                601.9

Other current assets                                  55.0                 51.6
                                                  --------             --------
   Total current assets                            1,028.8              1,034.5

Property, plant and equipment, net                   437.4                438.9
Investment in affiliates                             127.4                131.8
Goodwill                                             246.5                246.5
Other assets                                         175.6                174.9
                                                  --------             --------
   Total assets                                   $2,015.7             $2,026.6
                                                  ========             ========
Liabilities
-----------
Commercial paper                                  $  167.4             $  174.5
Accounts payable and accrued expenses                295.9                270.9
Dividends payable                                      --                  23.9
Accrued taxes on income                               31.5                 64.9
                                                  --------             --------
   Total current liabilities                         494.8                534.2

Long-term debt                                        40.2                 40.2
Deferred income taxes                                 57.8                 36.0
Accrued postretirement benefits                       59.5                 60.4
Other liabilities                                     52.5                 53.3
                                                  --------             --------
   Total liabilities                                 704.8                724.1

Stockholders' Equity
--------------------
Common stock                                          10.3                 10.3
Retained earnings                                  1,360.1              1,348.1
Accumulated other comprehensive loss                 (19.5)               (18.4)
Treasury stock (648,132 and 606,509 common
 shares at April 30 and July 31, respectively)       (40.0)               (37.5)
                                                  --------             --------
   Total stockholders' equity                      1,310.9              1,302.5
                                                  --------             --------
   Total liabilities and stockholders' equity     $2,015.7             $2,026.6
                                                  ========             ========

Note: The balance sheet at April 30, 2002, has been taken from the audited financial statements at that date, and condensed.

See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
          (In millions; amounts in parentheses are reductions of cash)

                                                         Three Months Ended
                                                             July 31,
                                                     2001                 2002
                                                   -------              -------
Cash flows from operating activities:
   Net income                                      $  39.2              $  36.1
   Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Depreciation                                    13.3                 13.8
      Deferred income taxes                           (7.3)               (19.6)
      Other                                           (3.7)                (2.0)
   Changes in assets and liabilities:
      Accounts receivable                             27.1                 24.3
      Inventories                                    (19.5)               (24.1)
      Other current assets                             7.0                  3.4
      Accounts payable and accrued expenses          (26.8)               (28.9)
      Accrued taxes on income                         11.5                 33.4
      Other noncurrent assets and liabilities          2.4                  2.5
                                                   -------              -------
         Cash provided by operating activities        43.2                 38.9

Cash flows from investing activities:
   Additions to property, plant, and equipment       (19.9)               (15.0)
   Computer software expenditures                     (0.8)                (0.9)
   Trademark and patent expenditures                  (0.2)                (0.2)
                                                   -------              -------
         Cash used for investing activities          (20.9)               (16.1)

Cash flows from financing activities:
   Net change in commercial paper                     13.3                  7.1
   Acquisition of treasury stock                     (12.7)                 --
   Proceeds from exercise of stock options             --                   2.2
   Dividends paid                                    (22.6)               (23.9)
                                                   -------              -------
         Cash used for financing activities          (22.0)               (14.6)
                                                   -------              -------
Net increase in cash and cash equivalents              0.3                  8.2

Cash and cash equivalents, beginning of period        86.1                115.6
                                                   -------              -------
Cash and cash equivalents, end of period           $  86.4              $ 123.8
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

                            BROWN-FORMAN CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

In these notes, "we," "us," and "our" refer to Brown-Forman Corporation.

1.   Condensed Consolidated Financial Statements

We prepared these unaudited condensed consolidated statements using our customary accounting practices as set out in our 2002 annual report on Form 10-K (the "2002 Annual Report"). We made all of the adjustments (which include only normal, recurring adjustments) needed to present this data fairly.

We condensed or omitted some of the information found in financial statements prepared according to generally accepted accounting principles ("GAAP"). You should read these financial statements together with the 2002 Annual Report, which does conform to GAAP.

2.   Inventories

We use the last-in, first-out method to determine the cost of most of our inventories. If the last-in, first-out method had not been used, inventories would have been $109.7 million higher than reported as of April 30, 2002, and $113.2 million higher than reported as of July 31, 2002. Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

3.   Advertising Costs

We expense most advertising costs when we incur the costs or, in some cases, when we recognize revenues related to advertising activities. We capitalize and amortize certain direct-response advertising costs over periods not exceeding one year.

4.  Taxes on Income

Our consolidated effective tax rate may differ from current statutory rates due to the recognition of amounts for events or transactions that do not have tax consequences. We use the estimated annual effective tax rate in determining our interim results.


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

7.   Contingencies

We get sued in the ordinary course of business. Some suits and claims seek significant damages. Many of them take years to resolve, which makes it difficult for us to predict their outcomes. We believe, based on our legal counsel's advice, that none of the suits and claims pending against us will have a material adverse effect on our financial condition or results of operations.




8.   Business Segment Information

(Dollars in millions)                             Three Months Ended
                                                        July 31,
                                                  2001            2002
                                                 ------          ------
Net sales:
   Wine and spirits                              $343.0          $360.2
   Consumer durables                              130.9           119.4
                                                 ------          ------
      Consolidated net sales                     $473.9          $479.6
                                                 ======          ======

Operating income (loss):
   Wine and spirits                              $ 62.3          $ 61.7
   Consumer durables                               (1.0)           (5.6)
                                                 ------          ------
                                                   61.3            56.1
Interest expense, net                               1.5             1.0
                                                 ------          ------
   Consolidated income before income taxes       $ 59.8          $ 55.1
                                                 ======          ======


                                                April 30,       July 31,
                                                  2002            2002
                                                 ------          ------
Goodwill:
   Wine and spirits                              $116.2          $116.2
   Consumer durables                              130.3           130.3
                                                 ------          ------
   Consolidated goodwill                         $246.5          $246.5
                                                 ======          ======

9.   Comprehensive Income

Comprehensive income, which is defined as the change in equity from transactions and other events from nonowner sources, was as follows (in millions):

                                                  Three Months Ended
                                                        July 31,
                                                  2001            2002
                                                 ------          ------
Net income                                       $ 39.2          $ 36.1
Other comprehensive income:
   Change in unrealized loss on cash flow hedges:
      Cumulative effect of accounting change,
       net of tax of $1.3 in 2001                   2.0             --
      Change in fair value of cash flow hedges,
       net of tax benefit of $2.8 in 2002           --             (4.3)
      Reclassification to earnings,
       net of tax of $0.5 in 2001
       and tax benefit of $0.3 in 2002             (0.8)            0.5
                                                 ------          ------
                                                    1.2            (3.8)
   Minimum pension liability adjustment             --             (0.4)
   Foreign currency translation adjustment          0.6             5.3
                                                 ------          ------
Other comprehensive income                          1.8             1.1
                                                 ------          ------
   Comprehensive income                          $ 41.0          $ 37.2
                                                 ======          ======

Accumulated other comprehensive loss consisted of the following (in millions):

                                                April 30,       July 31,
                                                  2002            2002
                                                 ------          ------
Cumulative translation adjustment                $ 15.8          $ 10.5
Minimum pension liability adjustment                3.0             3.4
Unrealized loss on cash flow hedge contracts        0.7             4.5
                                                 ------          ------
                                                 $ 19.5          $ 18.4
                                                 ======          ======

10.  Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis along with our 2002 Annual Report. Note that the results of operations for the three months ended July 31, 2002, do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, "we," "us," and "our" refer to Brown-Forman Corporation.

Important Note on Forward-Looking Statements:
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of important risks and uncertainties, which could cause actual results to differ materially from those discussed in these statements. They include but are not limited to the failure of the U.S. economy to rebound in the near future and continuing through next year, significant strengthening of the U.S. dollar against other currencies, a deterioration in economic conditions in principal countries to which we export beverage products, and a continuation of the decline in discretionary consumer spending. Increases in excise taxes to meet budget shortfalls or further weakening of the pricing environment in the U.S. wine business could also adversely affect earnings in the company's U.S. beverage business. Consumer Durables sales could also be hurt by a further deterioration or more consolidation in the department store business, a decline in consumer demand or a reduction in retail space devoted to tableware, giftware and/or luggage products. The potential adverse effects of additional terrorist attacks and related events, or an ongoing lack of investor confidence relating to perceived inadequacies in the financial reporting systems in the U.S. may adversely affect earnings as well. The statements in this report are also subject to the factors mentioned in the section entitled "Important Information Regarding Forward-Looking Statements" on page 38 of the Company's Annual Report to Stockholders and referred to in Part I, Item 7 of the Company's Form 10-K for 2002, which Brown-Forman incorporates by reference. Brown-Forman has no current intention of updating or revising any forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

Results of Operations:
First Quarter Fiscal 2003 Compared to First Quarter Fiscal 2002

Here is a summary of our operating performance (expressed in millions, except percentage and per share amounts):

                                             Three Months Ended
                                                   July 31,
                                            2001             2002         Change
                                           ------           ------        ------
Net Sales:
   Wine & Spirits                          $343.0           $360.2          5 %
   Consumer Durables                        130.9            119.4         (9 %)
                                           ------           ------
      Total                                $473.9           $479.6          1 %

Gross Profit:
   Wine & Spirits                          $186.6           $191.5          3 %
   Consumer Durables                         61.8             55.9        (10 %)
                                           ------           ------
      Total                                $248.4           $247.4          0 %

Operating Income (Loss):
   Wine & Spirits                          $ 62.3           $ 61.7         (1 %)
   Consumer Durables                         (1.0)            (5.6)         N/M
                                           ------           ------
      Total                                $ 61.3           $ 56.1         (8 %)

Net Income                                 $ 39.2           $ 36.1         (8 %)

Earnings per Share - Basic and Diluted     $ 0.57           $ 0.53         (8 %)

Effective Tax Rate                           34.5%            34.5%


The company's earnings per share for the quarter ended July 31, 2002 was $0.53 compared to $0.57 earned last year. Lower earnings primarily reflected a one-time reduction in trade inventory levels due to a new arrangement for distributing our spirits brands in the United Kingdom. The underlying strength of our core spirits brands was encouraging during the period, although the environment for both wines and consumer durables remains challenging. Overall first quarter results were consistent with our previously stated outlook for full year earnings growth of 9% to 12%.

Wine & Spirits:
Despite the impact of reduced sales to the U.K., total beverage revenues increased 5%. Higher gross margins for spirits products were offset by continued cost and pricing pressures in the wine business. Advertising investments were up $7 million, or 14%, as we increased support behind our core brands. SG&A expenses were lower than last year, reflecting strong cost controls and reduced business improvement costs in the quarter. While first quarter results were not significantly affected by a weaker U.S. dollar due to hedging contracts in place, we believe that a continuation of current exchange rates would benefit beverage earnings beginning in the second half of the fiscal year.

Worldwide depletions for Jack Daniel's Tennessee Whiskey improved in the quarter, led by continued growth in Western Europe and solid gains in the U.S. Worldwide depletions for Southern Comfort were also up, with price increases in the U.S. significantly improving overall gross profits. Fetzer and Korbel reported mid-single-digit depletion growth. Wine group profits were down, however, reflecting an extremely competitive pricing environment in the U.S.

Effective August 1, 2002, we began selling our spirits products directly to the retail trade in the United Kingdom via a cost sharing arrangement with Bacardi. We previously recognized income when we sold goods to a third party distributor in the U.K. We now retain title to the goods until they are sold to the retail trade, creating a delay in revenue recognition. This one-time adjustment lowered first quarter gross profit and operating income by an estimated $0.13 per share. We anticipate that the effect on full year results will be negligible, however, as we expect to earn a higher profit margin in subsequent quarters.

Consumer Durables:
Net sales for Consumer Durables were down 9% and gross profit decreased 10%. The U.S. market for tabletop, giftware, and luggage has not recovered from a slowdown that was exacerbated by the events of September 11. Trends in the direct-to-consumer channel also weakened during the quarter, with sales and profits lower than last year. As the segment begins to realize benefits from the Business Improvement investments incurred in fiscal 2002, and in anticipation that holiday orders will rebound from the depressed period last year, our Consumer Durables segment is expected to show a recovery in earnings during the last three quarters of this year.

Business Improvement Program:
We have been implementing a series of Business Improvement initiatives over the past thirteen months to streamline procurement and production practices, reduce inventories, and improve connections with customers. In fiscal 2002, we invested $0.21 per share under this Business Improvement Program, mostly in the Consumer Durables segment. We intend to spend approximately $0.08 per share in fiscal 2003 to complete the Business Improvement Program.

On August 27, 2002, we announced a new strategic direction designed to further enhance the company's focus on brand-building activities in the beverage segment. The management of our distribution system in the U.S. has changed significantly over the last decade due to consolidation and improved technology. Therefore, we are reducing the number of people working directly with distributors and expanding the number of employees on our global brand teams and in field marketing. These changes will result in costs of about $0.03 per share, which will be recognized in the second quarter as part of the Business Improvement Program.

Adjusted Earnings Per Share:
The  following  chart  summarizes  the effect on earnings  per share of the U.K.
distribution change, as well as non-recurring costs related to the company's Business Improvement Program:

                                             Three Months Ended
                                                   July 31,
                                            2001             2002         Change
                                           ------           ------        ------
Reported EPS                                $0.57            $0.53         (8 %)
Eliminate non-recurring costs of
 Business Improvement Program                0.05             0.01
One-time reduction of reported sales
 due to change in U.K. distribution           --              0.13
                                           ------           ------
Adjusted EPS                                $0.62            $0.67         +8 %

Liquidity and Financial Condition

Cash and cash equivalents increased by $8.2 million during the three months ended July 31, 2002, as cash provided by operating activities exceeded cash used for investing and financing activities. Cash provided by operations totaled $38.9 million, primarily reflecting net income before depreciation and the normal seasonal increase in accrued income taxes and decrease in accounts receivable during the period. Those amounts were partially offset by a reduction in accounts payable and accrued expenses, and an increase in inventories, as well as a continuing liquidation of deferred income taxes in compliance with revised U.S. tax regulations. Cash of $16.1 million was used for investing activities, as we continue to expand the capacity of our wine and spirits production facilities. Cash of $14.6 million was used for financing activities, primarily reflecting dividends paid during the period.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Since April 30, 2002, there have been no material changes in the company's interest rate, foreign currency and commodity price exposures, the types of derivative financial instruments used to hedge those exposures, or the underlying market conditions.


Item 4.  Controls and Procedures

Not applicable because report covers period ending before August 29, 2002.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the company held July 25, 2002, the following matter was voted upon:

    Election of Jerry E. Abramson, Barry D. Bramley, Geo. Garvin Brown III, Owsley Brown II, Donald G. Calder, Owsley Brown Frazier, Richard P. Mayer, Stephen E. O'Neil, William M. Street, and Dace Brown Stubbs to serve as directors until the next annual election of directors, or until a successor has been elected and qualified.

                                         For               Withheld
                                      ----------           --------
    Jerry E. Abramson                 27,929,706            62,983
    Barry D. Bramley                  27,953,068            39,621
    Geo. Garvin Brown III             27,951,166            41,523
    Owsley Brown II                   27,915,523            77,166
    Donald G. Calder                  27,953,546            39,143
    Owsley Brown Frazier              27,951,042            41,647
    Richard P. Mayer                  27,953,264            39,425
    Stephen E. O'Neil                 27,952,299            40,390
    William M. Street                 27,918,542            74,147
    Dace Brown Stubbs                 27,950,613            42,076


Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits:  None

(b)    Reports on Form 8-K:

       On August 13, 2002, the Registrant filed a report on Form 8-K regarding an amendment to the Registrant's by-laws that permits its Board of Directors to ask a director to remain on the Board for the balance of the year in which the director reaches age 70, and for one additional year thereafter. The Form 8-K also announced that Owsley Brown II, the Chief Executive Officer of the Corporation, and Phoebe Wood, the Chief Financial Officer of the Corporation, each delivered to the Securities Exchange Commission statements under oath regarding facts and circumstances relating to certain of the Corporation's Exchange Act filings, pursuant to Commission Order No. 4-460.

       On August 21, 2002, the Registrant filed a report on Form 8-K announcing the resignation of Thomas P. Burnet as president of the company's wine division to become president and CEO of Southcorp Wines Americas.

       On August 27, 2002, the Registrant filed a report on Form 8-K announcing a new strategic direction designed to strengthen the company's focus on brand-building activities.

                                   SIGNATURES

As required by the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned authorized officer.

                                                BROWN-FORMAN CORPORATION
                                                     (Registrant)


Date:   September 10, 2002                      By:  /s/ Phoebe A. Wood
                                                Phoebe A. Wood
                                                Executive Vice President and
                                                 Chief Financial Officer
                                                (On behalf of the Registrant and
                                                 as Principal Financial Officer)

                                 CERTIFICATIONS


I, Owsley Brown II, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Brown-Forman
    Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:   September 10, 2002                      By:  /s/ Owsley Brown II
                                                Owsley Brown II
                                                Chief Executive Officer



I, Phoebe A. Wood, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Brown-Forman
    Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:   September 10, 2002                      By:  /s/ Phoebe A. Wood
                                                Phoebe A. Wood
                                                Chief Financial Officer