Form 10-Q
period 2002-10-31
BROWN FORMAN CORP
filed 2002-12-11
CIK 14693

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

  |X|      QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended OCTOBER 31, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: November 30, 2002

      Class A Common Stock ($.15 par value, voting)             28,891,260
      Class B Common Stock ($.15 par value, nonvoting)          39,528,738

                            BROWN-FORMAN CORPORATION
                       Index to Quarterly Report Form 10-Q


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                Page

          Condensed Consolidated Statement of Income
             Three months ended October 31, 2001 and 2002                3
             Six months ended October 31, 2001 and 2002                  3

          Condensed Consolidated Balance Sheet
             April 30, 2002 and October 31, 2002                         4

          Condensed Consolidated Statement of Cash Flows
             Six months ended October 31, 2001 and 2002                  5

          Notes to the Condensed Consolidated Financial Statements       6 -  9


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  9 - 13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk     14

Item 4.  Controls and Procedures                                        14


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                              15

Item 5.  Other Information                                              15

Item 6.  Exhibits and Reports on Form 8-K                               15

Signatures                                                              16

Certifications                                                          17 - 18

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                            BROWN-FORMAN CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

                                    Three Months Ended       Six Months Ended
                                        October 31,             October 31,
                                     2001        2002        2001         2002
                                   -------     -------     --------     --------

Net sales                          $ 647.8     $ 691.6     $1,121.4     $1,171.1
Excise taxes                          68.3        84.5        120.0        140.0
Cost of sales                        250.3       268.3        424.1        444.9
                                   -------     -------     --------     --------
      Gross profit                   329.2       338.8        577.3        586.2

Advertising expenses                  83.3        86.4        154.7        164.7
Selling, general, and
 administrative expenses             118.2       123.4        232.5        237.6
Other expense, net                     3.7         4.5          4.8          3.3
                                   -------     -------     --------     --------
   Operating income                  124.0       124.5        185.3        180.6

Interest income                        0.9         0.6          2.0          1.2
Interest expense                       2.7         1.3          5.2          3.0
                                   -------     -------     --------     --------
   Income before income taxes        122.2       123.8        182.1        178.8

Taxes on income                       42.1        42.7         62.8         61.7
                                   -------     -------     --------     --------
   Net income                      $  80.1     $  81.1     $  119.3     $  117.1
                                   =======     =======     ========     ========

Earnings per share
 - Basic and Diluted               $  1.17     $  1.18     $   1.74     $   1.71
                                   =======     =======     ========     ========

Shares (in thousands) used in the
calculation of earnings per share
 - Basic                            68,285      68,406       68,361       68,391
 - Diluted                          68,417      68,592       68,494       68,592

Cash dividends declared
 per common share                  $  0.33     $  0.35     $   0.66     $   0.70
                                   =======     =======     ========     ========


See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                                  April 30,          October 31,
                                                    2002                2002
                                                                     (Unaudited)
                                                  --------             --------
Assets
------
Cash and cash equivalents                         $  115.6             $  136.4
Accounts receivable, net                             280.4                404.3
Inventories:
   Barreled whiskey                                  219.2                212.4
   Finished goods                                    182.9                226.2
   Work in process                                   117.8                115.9
   Raw materials and supplies                         57.9                 65.4
                                                  --------             --------
      Total inventories                              577.8                619.9

Other current assets                                  55.0                 50.2
                                                  --------             --------
   Total current assets                            1,028.8              1,210.8

Property, plant and equipment, net                   437.4                446.3
Investment in affiliates                             127.4                133.6
Goodwill                                             246.5                246.5
Other assets                                         175.6                177.5
                                                  --------             --------
   Total assets                                   $2,015.7             $2,214.7
                                                  ========             ========
Liabilities
-----------
Commercial paper                                  $  167.4             $  259.2
Accounts payable and accrued expenses                295.9                325.0
Accrued taxes on income                               31.5                 49.2
                                                  --------             --------
   Total current liabilities                         494.8                633.4

Long-term debt                                        40.2                 40.2
Deferred income taxes                                 57.8                 36.0
Accrued postretirement benefits                       59.5                 61.1
Other liabilities                                     52.5                 55.9
                                                  --------             --------
   Total liabilities                                 704.8                826.6

Stockholders' Equity
--------------------
Common stock                                          10.3                 10.3
Retained earnings                                  1,360.1              1,429.5
Accumulated other comprehensive loss                 (19.5)               (15.8)
Treasury stock (648,132 and 578,430 common shares
 at April 30 and October 31, respectively)           (40.0)               (35.9)
                                                  --------             --------
   Total stockholders' equity                      1,310.9              1,388.1
                                                  --------             --------
   Total liabilities and stockholders' equity     $2,015.7             $2,214.7
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

                            BROWN-FORMAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
          (In millions; amounts in parentheses are reductions of cash)

                                                          Six Months Ended
                                                             October 31,
                                                     2001                 2002
                                                   -------              -------
Cash flows from operating activities:
   Net income                                      $ 119.3              $ 117.1
   Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Depreciation                                    26.6                 27.7
      Deferred income taxes                          (17.3)               (19.6)
      Other                                           (7.3)                (3.7)
   Changes in assets and liabilities:
      Accounts receivable                            (73.8)              (122.8)
      Inventories                                    (57.0)               (41.5)
      Other current assets                             9.9                  4.8
      Accounts payable and accrued expenses           29.5                 27.9
      Accrued taxes on income                         12.1                 17.7
      Other noncurrent assets and liabilities         (0.4)                 3.9
                                                   -------              -------
         Cash provided by operating activities        41.6                 11.5

Cash flows from investing activities:
   Additions to property, plant, and equipment       (38.3)               (36.2)
   Computer software expenditures                     (1.4)                (1.9)
   Trademark and patent expenditures                  (0.7)                (0.3)
                                                   -------              -------
         Cash used for investing activities          (40.4)               (38.4)

Cash flows from financing activities:
   Net change in commercial paper                     64.6                 91.8
   Acquisition of treasury stock                     (12.7)                 --
   Proceeds from exercise of stock options             --                   3.8
   Dividends paid                                    (45.1)               (47.9)
                                                   -------              -------
         Cash provided by financing activities         6.8                 47.7
                                                   -------              -------
Net increase in cash and cash equivalents              8.0                 20.8

Cash and cash equivalents, beginning of period        86.1                115.6
                                                   -------              -------
Cash and cash equivalents, end of period           $  94.1              $ 136.4
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

2.   Inventories

We use the last-in, first-out ("LIFO") method to determine the cost of most of our inventories. If the LIFO method had not been used, inventories would have been $109.7 million higher than reported as of April 30, 2002, and $117.4 million higher than reported as of October 31, 2002. Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

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

8.   Business Segment Information

(Dollars in millions)               Three Months Ended       Six Months Ended
                                        October 31,             October 31,
                                      2001       2002        2001         2002
                                     ------     ------     --------     --------
Net sales:
   Wine and spirits                  $474.6     $517.9     $  817.2     $  878.0
   Consumer durables                  173.2      173.7        304.2        293.1
                                     ------     ------     --------     --------
      Consolidated net sales         $647.8     $691.6     $1,121.4     $1,171.1
                                     ======     ======     ========     ========

Operating income:
   Wine and spirits                  $109.1     $105.5     $  171.3     $  167.2
   Consumer durables                   14.9       19.0         14.0         13.4
                                     ------     ------     --------     --------
                                      124.0      124.5        185.3        180.6
Interest expense, net                   1.8        0.7          3.2          1.8
                                     ------     ------     --------     --------
    Income before income taxes       $122.2     $123.8     $  182.1     $  178.8
                                     ======     ======     ========     ========

                                         April 30,              October 31,
                                           2002                    2002
Goodwill:                                 ------                  ------
   Wine and spirits                       $116.2                  $116.2
   Consumer durables                       130.3                   130.3
                                          ------                  ------
                                          $246.5                  $246.5
                                          ======                  ======

9.   Comprehensive Income

Comprehensive income, which includes all changes in equity except those resulting from investments by shareholders and distributions to shareholders, was as follows:

(Dollars in millions)               Three Months Ended      Six Months Ended
                                        October 31,            October 31,
                                      2001       2002       2001         2002
                                     ------     ------     ------       ------
Net income                           $ 80.1     $ 81.1     $119.3       $117.1
Other comprehensive income:
 Net gain (loss) on cash flow hedges   (0.8)       2.7        0.4         (1.2)
 Change in unrealized gain/loss
  on securities                         --        (0.4)       --          (0.3)
 Minimum pension liability adjustment   --         --         --          (0.4)
 Foreign currency translation
  adjustment                            0.4        0.3        1.0          5.6
                                     ------     ------     ------       ------
Other comprehensive income (loss)      (0.4)       2.6        1.4          3.7
                                     ------     ------     ------       ------
   Comprehensive income              $ 79.7     $ 83.7     $120.7       $120.8
                                     ======     ======     ======       ======


Accumulated other comprehensive loss (income) consisted of the following:

(Dollars in millions)                           April 30,      October 31,
                                                  2002            2002
                                                 ------          ------
Cumulative translation adjustment                $ 15.8          $ 10.2
Minimum pension liability adjustment                3.0             3.4
Unrealized gain on cash flow hedge contracts        0.9             2.1
Unrealized loss (gain) on securities               (0.2)            0.1
                                                 ------          ------
                                                 $ 19.5          $ 15.8
                                                 ======          ======


10.  New Accounting Pronouncement

In June, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Exit or Disposal Activities." That Statement addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including certain severance-type costs and costs to close or consolidate facilities. Statement No. 146 requires liabilities associated with exit and disposal activities to be expensed as incurred and will impact the timing of recognition for exit or disposal activities that are initiated after December 31, 2002.

11.  Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis along with our 2002 Annual Report. Note that the results of operations for the six months ended October 31, 2002 do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, "we," "us," and "our" refer to Brown- Forman Corporation.

Important Note on Forward-Looking Statements:
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of important risks and uncertainties, which could cause actual results to differ materially from those discussed in these statements. They include but are not limited to further deterioration of the U.S. economy, significant strengthening of the U.S. dollar against other currencies, deterioration in economic conditions in principal countries to which we export beverage products, and a decline in discretionary consumer spending. Further weakening of the pricing environment in the U.S. wine business could also adversely affect earnings. The company's beverage alcohol business is sensitive to higher tax rates, especially federal excise taxes; an increase in those taxes, or other measures adopted to restrict beverage sales (whether in the U.S. or abroad), can hurt our business. Consumer Durables sales could also be hurt by a decline in sales of products to department stores, or a reduction in retail space in department stores devoted to tableware, giftware and/or luggage products. Lower levels of consumer confidence could translate into lessening demands for consumer durables sold through the direct-mail channel.

Other factors, unrelated to our specific business, could affect earnings. These include the unknown impact of a war in the Middle East, or other outbreak of hostilities, adverse effects of additional terrorist attacks and related events, or an ongoing lack of investor confidence relating to perceived inadequacies in the financial reporting systems of U.S. companies. The statements in this report are also subject to the factors mentioned in the section entitled "Important Information Regarding Forward-Looking Statements" on page 38 of the Company's Annual Report to Stockholders and referred to in Part I, Item 7 of the Company's Form 10-K for 2002, which Brown-Forman incorporates by reference. Brown-Forman has no current intention of updating or revising any forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

Results of Operations:
Second Quarter Fiscal 2003 Compared to Second Quarter Fiscal 2002

Here is a summary of our operating performance (expressed in millions, except percentage and per share amounts):

                                             Three Months Ended
                                                 October 31,
                                            2001             2002         Change
                                           ------           ------        ------
Net Sales:
   Wine & Spirits                          $474.6           $517.9          9 %
   Consumer Durables                        173.2            173.7          --
                                           ------           ------
      Total                                $647.8           $691.6          7 %

Gross Profit:
   Wine & Spirits                          $248.8           $253.7          2 %
   Consumer Durables                         80.4             85.1          6 %
                                           ------           ------
      Total                                $329.2           $338.8          3 %

Operating Income:
   Wine & Spirits                          $109.1           $105.5         (3 %)
   Consumer Durables                         14.9             19.0         27 %
                                           ------           ------
      Total                                $124.0           $124.5          --

Net Income                                 $ 80.1           $ 81.1          1 %

Earnings per Share - Basic and Diluted     $ 1.17           $ 1.18          1 %

Effective Tax Rate                           34.5%            34.5%


The company's earnings per share for the quarter ended October 31, 2002 was $1.18, compared to $1.17 for the same period last year. Solid earnings growth for Jack Daniel's and Southern Comfort was largely offset by lower operating income from our wine business. Results also included a $0.06 per share loss related to the company's joint venture for the distribution of Jack Daniel's Original Hard Cola, reflecting significant media spending ahead of expected future revenues. Operating profit for Consumer Durables improved $4 million compared to a depressed quarter last year.

Worldwide depletions for Jack Daniel's Tennessee Whiskey remained healthy for the quarter, led by solid growth in the United States, Western Europe and Asia. While depletions for Southern Comfort were essentially flat, gross profit and operating income improved significantly due to price increases.

Profits for our wine brands were down significantly in the quarter due to higher product costs and a very competitive pricing environment in the U.S. Although depletion trends for Korbel remained healthy, Fetzer and Bolla volumes were soft. As a result of lower gross margins and slowing volume trends, wine operating profit for fiscal 2003 is expected to be substantially lower than last year.

Effective August 1, 2002, we began selling our spirits products directly to the trade in the U.K. via a cost sharing arrangement with Bacardi. As a result, we now record U.K. excise taxes for spirits sales in both sales and cost of sales. The excise tax change had the effect of boosting the beverage segment's revenue growth for the quarter by three percentage points, while lowering segment gross margins by one and one-half percentage points.

While net sales for Consumer Durables were flat for the quarter, efficiency improvements and firmer pricing contributed to gross profit growth of 6%. Segment operating income for fiscal 2003 is expected to improve significantly from the $17 million earned last year, which included $17 million of non-recurring costs related to closing three manufacturing facilities. A weak U.S. retail environment continues to temper near-term prospects for the segment, however. We had previously estimated full-year operating income for Consumer Durables would be in a range of $37 to $40 million. While we undertake no ongoing obligation to update projections, we now estimate fiscal 2003 operating profits for the segment will be in a range of $32 to $37 million, reflecting sluggish retail sales during the early weeks of the current holiday period.

The company recognized approximately $0.03 per share in Business Improvement costs during the quarter, primarily for expenses related to a strategic realignment in the beverage segment announced in August. We anticipate an additional $0.04 per share in business improvement investments during the second half of this fiscal year to complete the series of Business Improvement Program initiatives that were announced in July 2001.

Results of Operations:
Six Months Fiscal 2003 Compared to Six Months Fiscal 2002

Here is a summary of our operating performance (expressed in millions, except percentage and per share amounts):

                                             Six Months Ended
                                                October 31,
                                           2001             2002          Change
                                         --------         --------        ------
Net Sales:
   Wine & Spirits                        $  817.2         $  878.0          7 %
   Consumer Durables                        304.2            293.1         (4 %)
                                         --------         --------
      Total                              $1,121.4         $1,171.1          4 %

Gross Profit:
   Wine & Spirits                        $  435.1         $  445.2          2 %
   Consumer Durables                        142.2            141.0         (1 %)
                                         --------         --------
      Total                              $  577.3         $  586.2          2 %

Operating Income:
   Wine & Spirits                        $  171.3         $  167.2         (2 %)
   Consumer Durables                         14.0             13.4         (4 %)
                                         --------         --------
      Total                              $  185.3         $  180.6         (3 %)

Net Income                               $  119.3         $  117.1         (2 %)

Earnings per Share - Basic and Diluted   $   1.74         $   1.71         (2 %)

Effective Tax Rate                           34.5%            34.5%


Earnings per share for the first six months ended October 31, 2002 was $1.71, down slightly from the $1.74 per share earned last year. Lower first half earnings primarily reflect a one-time reduction in trade inventory levels due to a new arrangement for distributing our spirits brands in the United Kingdom, as well as weakness in the wine business.

As discussed earlier, we began selling our spirits products directly to the trade in the U.K. effective August 1, 2002. The company previously recognized income when we sold goods to our third party distributor in the U.K. The company now retains title to the goods until they are sold to the retail trade, creating a delay in revenue recognition. The change in U.K. distribution lowered first half operating income by $0.17 per share. The effect on full year profits is expected to be negligible, however, as the company is earning a higher profit margin on U.K. spirits sales. In assessing revenue and gross margin trends, it is also notable that we now record U.K. excise taxes for spirits sales in both sales and cost of sales. The excise tax change had the effect of boosting first half revenue growth for our beverage segment by two percentage points, while lowering segment gross margins by one percentage point.

Outlook:
Brown-Forman's prior guidance of 9% to 12% earnings growth for fiscal 2003 did not anticipate the additional investment in Finlandia Vodka Worldwide (as discussed below), and also assumed a stronger U.S. economy. We now believe that earnings for the year ended April 30, 2003, will likely grow in a range of 6% to 10% over fiscal 2002 earnings per share of $3.33. This revised outlook continues to anticipate a strong and increasing level of marketing support behind our core spirits brands.

Looking beyond fiscal 2003, we reiterate our goal to achieve high single-digit, or low double-digit, earnings per share growth. Assuming a stable U.S. economy, fiscal 2004 earnings should benefit from cost savings resulting from business improvement investments made in 2002 and 2003, a full year of higher profits resulting from the new distribution arrangement for the company's spirits brands in the United Kingdom, and increased profits from stronger European currencies if the U.S. dollar remains at its current value.


Liquidity and Financial Condition

Cash and cash equivalents increased by $20.8 million during the six months ended October 31, 2002, as cash provided by operating and financing activities exceeded cash used for investing activities. Cash provided by operations totaled $11.5 million, primarily reflecting net income before depreciation offset largely by seasonal working capital requirements and a liquidation of deferred income taxes in compliance with revised U.S. tax regulations. Cash of $47.7 million was provided by financing activities, primarily reflecting proceeds from the issuance of commercial paper offset by dividends paid during the period. Cash of $38.4 million was used for investing activities, consisting mostly of expenditures to expand and modernize our production and distribution facilities.

Dividends:
The Board of Directors increased the quarterly cash dividend 7.1% from $0.35 to $0.375 per share on both Class A and Class B common stock, payable January 1, 2003. As a result, the indicated annual cash dividend per share rose from $1.40 to $1.50.

Finlandia:
As announced on November 21, 2002, and noted above, we have agreed to acquire an additional 35% interest in Finlandia Vodka Worldwide (FVW), the joint venture company that owns the Finlandia brand and trademark, for 70.2 million euros. This will increase our interest in the venture to 80%. Altia, our Finnish partner, will retain a 20% interest and continue its role as exclusive supplier of vodka to FVW. We will assume full marketing responsibility for the Finlandia brand, and will significantly increase brand spending in the U.S. and other important vodka markets. The transaction will be financed with cash and is expected to reduce Brown-Forman's earnings by $0.03 per share in fiscal 2003 and $0.08 to $0.10 per share in fiscal 2004, showing annual improvement thereafter.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Since April 30, 2002, there have been no material changes in the company's interest rate, foreign currency and commodity price exposures, the types of derivative financial instruments used to hedge those exposures, or the underlying market conditions.

Item 4.  Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Brown-Forman Corporation has filed an action in the High Court of Justice of London, England, seeking judicial confirmation that it had no contractual obligation to renew its agreement ("Agreement") with Diageo Great Britain Limited for the distribution of Jack Daniel's Tennessee Whiskey in the United Kingdom. The Agreement expired July 31, 2002.

Under the Agreement, Diageo had an option to renew its exclusive distribution rights, provided it met certain performance criteria as measured by Her Majesty's Customs & Excise importation statistics and tendered a renewal payment. Diageo did not meet the contractually agreed-upon performance criteria, nor did it tender the renewal payment. Diageo claims that it did have a right to renew and has counterclaimed for lost profits from distribution of the brand during the renewal period, which it estimates at between $54 million and $66 million. The matter is now at the initial pleadings stage. No trial date has been set.

Brown-Forman and its legal advisors believe that their construction of the contract is correct and that Diageo had no right to renew the Agreement. It will vigorously pursue a judicial determination to that effect.

It is the opinion of management, based on advice of legal counsel, that the ultimate disposition of this case will not have a material adverse effect on the company's consolidated financial position or results of operations.

Item 5.  Other Information

On  December  6,  2002,  W.  L.  Lyons  Brown  III,  senior  vice  president  of
Brown-Forman Beverages Worldwide, and director of spirits sales for the U.S. open states division, resigned for personal reasons.

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits:  None

(b)    Reports on Form 8-K:

       On November 1, 2002, the Registrant filed a report on Form 8-K announcing the election of Matthew R. Simmons and Ina Brown Bond to the company's board of directors.

                                   SIGNATURES

As required by the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned authorized officer.

                                                BROWN-FORMAN CORPORATION
                                                     (Registrant)


Date:   December 11, 2002                  By:  /s/ Phoebe A. Wood
                                                Phoebe A. Wood
                                                Executive Vice President and
                                                 Chief Financial Officer
                                                (On behalf of the Registrant and
                                                 as Principal Financial Officer)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   December 11, 2002                       By:  /s/ Owsley Brown II
                                                Owsley Brown II
                                                Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   December 11, 2002                       By:  Phoebe A. Wood
                                                Phoebe A. Wood
                                                Chief Financial Officer