Form 10-Q
period 2003-01-31
BROWN FORMAN CORP
filed 2003-03-07
CIK 14693

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JANUARY 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to _______________________

Commission File No. 1-123

Brown-Forman Corporation

(Exact name of Registrant as specified in its Charter)

Delaware	61-0143150
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

850 Dixie Highway
Louisville, Kentucky	40210
(Address of principal executive offices)	(Zip Code)

(502) 585-1100
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑     No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: February 28, 2003

Class A Common Stock ($.15 par value, voting)	28,891,260
Class B Common Stock ($.15 par value, nonvoting)	39,556,696

BROWN-FORMAN CORPORATION
Index to Quarterly Report Form 10-Q

PART I — FINANCIAL INFORMATION

Page

Item 1. Financial Statements (Unaudited)
Condensed Consolidated Statement of Income
Three months ended January 31, 2002 and 2003	3
Nine months ended January 31, 2002 and 2003	3
Condensed Consolidated Balance Sheet April 30, 2002 and January 31, 2003	4
Condensed Consolidated Statement of Cash Flows Nine months ended January 31, 2002 and 2003	5
Notes to the Condensed Consolidated Financial Statements	6 - 11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12 - 18
Item 3. Quantitative and Qualitative Disclosures about Market Risk	18
Item 4. Controls and Procedures	18
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	19
Item 6. Exhibits and Reports on Form 8-K	19 - 20
Signatures	21
Certifications	22 - 23

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

BROWN-FORMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,

	2002	2003	2002	2003

Net sales	$575.1	$635.6	$1,696.5	$1,806.7
Excise taxes	66.6	86.1	186.6	226.0
Cost of sales	226.4	241.0	650.5	686.0

Gross profit	282.1	308.5	859.4	894.7
Advertising expenses	76.6	88.1	231.4	252.8
Selling, general, and administrative expenses	118.9	119.8	351.3	357.4
Other expense (income), net	(1.7)	(6.2)	3.1	(2.9)

Operating income	88.3	106.8	273.6	287.4
Interest income	0.7	0.5	2.7	1.7
Interest expense	1.5	1.3	6.7	4.3

Income before income taxes	87.5	106.0	269.6	284.8
Taxes on income	30.2	36.0	93.0	97.7

Net income	$57.3	$70.0	$176.6	$187.1

Earnings per share
- Basic and Diluted	$0.84	$1.02	$2.58	$2.73

Shares (in thousands) used in the calculation of earnings per share
- Basic	68,293	68,420	68,341	68,400
- Diluted	68,403	68,568	68,469	68,584

Cash dividends declared per common share	$0.35	$0.375	$1.36	$1.45

     See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in millions)

	April 30,	January 31,
	2002	2003

		(Unaudited)
Assets
Cash and cash equivalents	$115.6	$79.6
Accounts receivable, net	280.4	308.1
Inventories:
Barreled whiskey	219.2	213.7
Finished goods	182.9	205.2
Work in process	117.8	118.2
Raw materials and supplies	57.9	57.5

Total inventories	577.8	594.6
Other current assets	55.0	57.9

Total current assets	1,028.8	1,040.2

Property, plant and equipment, net	437.4	454.0
Investment in affiliates	127.4	51.3
Trademarks and brandnames	7.7	64.3
Goodwill	246.5	358.5
Other assets	167.9	172.9

Total assets	$2,015.7	$2,141.2

Liabilities
Commercial paper	$167.4	$155.6
Accounts payable and accrued expenses	295.9	291.8
Dividends payable	—	25.7
Accrued taxes on income	31.5	60.8

Total current liabilities	494.8	533.9

Long-term debt	40.2	40.2
Deferred income taxes	57.8	38.1
Accrued postretirement benefits	82.1	86.4
Other liabilities	29.9	33.8

Total liabilities	704.8	732.4

Stockholders’ Equity
Common stock:
Class A, voting (30,000,000 shares authorized; 28,988,091 shares issued)	4.3	4.3
Class B, nonvoting (60,000,000 shares authorized; 40,008,147 shares issued)	6.0	6.0
Retained earnings	1,360.1	1,448.1
Accumulated other comprehensive loss	(19.5)	(14.0)
Treasury stock (648,132 and 574,621 common
shares at April 30 and January 31, respectively)	(40.0)	(35.6)

Total stockholders’ equity	1,310.9	1,408.8

Total liabilities and stockholders’ equity	$2,015.7	$2,141.2

Note:	The balance sheet at April 30, 2002, has been taken from the audited financial statements at that date, and condensed.

See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In millions; amounts in parentheses are reductions of cash)

	Nine Months Ended
	January 31,

	2002	2003

Cash flows from operating activities:
Net income	$176.6	$187.1
Adjustments to reconcile net income to net cash provided by (used for) operations:
Depreciation	40.4	41.5
Deferred income taxes	(28.5)	(28.9)
Other	(9.7)	(7.3)
Changes in assets and liabilities:
Accounts receivable	77.1	(13.0)
Inventories	(8.8)	(10.6)
Other current assets	3.5	(0.8)
Accounts payable and accrued expenses	(14.6)	(23.0)
Accrued taxes on income	(11.5)	29.3
Other noncurrent assets and liabilities	(4.3)	3.7

Cash provided by operating activities	220.2	178.0

Cash flows from investing activities:
Additions to property, plant, and equipment	(50.7)	(54.7)
Acquisition of business, net of cash acquired	—	(71.8)
Computer software expenditures	(5.5)	(5.8)
Trademark and patent expenditures	(1.2)	(0.4)

Cash used for investing activities	(57.4)	(132.7)

Cash flows from financing activities:
Net change in commercial paper	(42.4)	(11.8)
Acquisition of treasury stock	(12.7)	—
Proceeds from exercise of stock options	—	4.0
Dividends paid	(69.0)	(73.5)

Cash used for financing activities	(124.1)	(81.3)

Net increase (decrease) in cash and cash equivalents	38.7	(36.0)
Cash and cash equivalents, beginning of period	86.1	115.6

Cash and cash equivalents, end of period	$124.8	$79.6

See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In these notes, “we,” “us,” and “our” refer to Brown-Forman Corporation.

1.     Condensed Consolidated Financial Statements

We prepared these unaudited condensed consolidated statements using our customary accounting practices as set out in our 2002 annual report on Form 10-K (the “2002 Annual Report”). We made all of the adjustments (which include only normal, recurring adjustments) needed for a fair statement of this data.

We condensed or omitted some of the information found in financial statements prepared according to generally accepted accounting principles (“GAAP”). You should read these financial statements together with the 2002 Annual Report, which does conform to GAAP.

2.     Inventories

We use the last-in, first-out method to determine the cost of most of our inventories. If the last-in, first-out method had not been used, inventories would have been $109.7 million higher than reported as of April 30, 2002, and $124.5 million higher than reported as of January 31, 2003. Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

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

The following table presents information concerning basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,

	2002	2003	2002	2003

Basic and diluted net income (in millions)	$57.3	$70.0	$176.6	$187.1

Share data (in thousands):
Basic average common shares outstanding	68,293	68,420	68,341	68,400
Effect of dilutive stock options	110	148	128	184

Diluted average common shares outstanding	68,403	68,568	68,469	68,584

Basic net income per share	$0.84	$1.02	$2.58	$2.73

Diluted net income per share	$0.84	$1.02	$2.58	$2.73

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

7.     Contingencies

We get sued in the ordinary course of business. Some suits and claims seek significant damages. Many of them take years to resolve, which makes it difficult for us to predict their outcomes. We believe, based on our legal counsel’s advice, that none of the suits and claims pending against us will have a material adverse effect on our financial condition or results of operations.

8.     Business Segment Information

(Dollars in millions)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,

	2002	2003	2002	2003

Net sales:
Wine and Spirits	$400.2	$472.8	$1,217.4	$1,350.8
Consumer Durables	174.9	162.8	479.1	455.9

Consolidated net sales	$575.1	$635.6	$1,696.5	$1,806.7

Operating income:
Wine and Spirits	$79.4	$93.2	$250.8	$260.4
Consumer Durables	8.9	13.6	22.8	27.0

	88.3	106.8	273.6	287.4
Interest expense, net	0.8	0.8	4.0	2.6

Consolidated income before income taxes	$87.5	$106.0	$269.6	$284.8

	Wine and	Consumer
	Spirits	Durables	Total

Goodwill:
Balance as of April 30, 2002	$116.2	$130.3	$246.5
Additions related to FVW (see Note 11):
Reclassified from investment in affiliate	63.0	—	63.0
Acquired during period	49.0	—	49.0

Balance as of January 31, 2003	$228.2	$130.3	$358.5

9.     Comprehensive Income

Comprehensive income is a broad measure of the effects of all transactions and events (other than investments by or distributions to shareholders) that are recognized in stockholders’ equity, regardless of whether those transactions and events are included in net income. The following table adjusts the company’s net income for the other items included in comprehensive income:

(Dollars in millions)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,

	2002	2003	2002	2003

Net income	$57.3	$70.0	$176.6	$187.1
Other comprehensive income:
Net gain (loss) on cash flow hedges	0.4	(1.0)	0.8	(2.2)
Net gain (loss) on securities	—	0.2	—	(0.1)
Minimum pension liability adjustment	—	—	—	(0.4)
Foreign currency translation adjustment	(2.7)	2.6	(1.7)	8.2

Other comprehensive income (loss)	(2.3)	1.8	(0.9)	5.5

Comprehensive income	$55.0	$71.8	$175.7	$192.6

Accumulated other comprehensive loss (income) consisted of the following:

(Dollars in millions)

	April 30,	January 31,
	2002	2003

Cumulative translation adjustment	$15.8	$7.6
Minimum pension liability adjustment	3.0	3.4
Unrealized loss on cash flow hedge contracts	0.9	3.1
Unrealized loss (gain) on securities	(0.2)	(0.1)

	$19.5	$14.0

10.     Stock Options

Under our Omnibus Compensation Plan, we can grant stock options and other stock-based incentive awards for a total of 3,400,000 shares of common stock to eligible employees until April 30, 2005. We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. Accordingly, no stock-based employee compensation cost is reflected in net income, as no options granted under those plans had an exercise price below the market value of the underlying stock on the grant date. The following table illustrates the effect on net income and earnings per share if we had instead recognized compensation expense for stock options based on their fair value at their grant dates consistent with the methodology prescribed under Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation.”

(Dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,

	2002	2003	2002	2003

Net income, as reported	$57.3	$70.0	$176.6	$187.1
Stock-based employee compensation expense determined under fair value based method, net of tax	(1.0)	(1.1)	(2.9)	(3.0)

Pro forma net income	$56.3	$68.9	$173.7	$184.1

Earnings per share:
Basic and diluted — as reported	$0.84	$1.02	$2.58	$2.73
Basic and diluted — pro forma	$0.82	$1.00	$2.54	$2.68

The plan requires that we purchase shares on the open market to satisfy stock option requirements, thereby avoiding future dilution of earnings that would occur from issuing additional shares. We acquire treasury shares from time to time in anticipation of these requirements. The extent to which diluted shares exceed the number of basic shares is determined by how much our stock price has appreciated since options were granted, irrespective of how many treasury shares we have acquired. To ensure that earnings are not diluted by the plan, our intention is to hold enough treasury stock so that the number of diluted shares is always less than the original 68,996,238 shares that were outstanding at inception of the plan (as adjusted for any share repurchases or issuances unrelated to the plan).

11.     Acquisition of Finlandia Vodka Worldwide

On December 31, 2002, we acquired an additional 35% interest in Finlandia Vodka Worldwide (FVW), the joint venture company that owns the Finlandia brand and trademark, for $71.8 million (net of cash acquired). This increased Brown-Forman’s total interest in the venture to 80% and our total investment to $157.4 million, which we have preliminarily allocated to the individual assets and liabilities acquired. The investment consists primarily of indefinite-lived intangible assets, including the Finlandia brand name and goodwill. We are in the process of obtaining third-party valuations of those intangibles for financial reporting purposes, but have preliminarily assigned a value of $56.2 million to the Finlandia brand name and $112.0 million to goodwill.

The operating results of FVW have been consolidated with our financial statements since December 31, 2002. (We previously accounted for the investment in FVW using the equity method). Consolidated pro forma operating results for the nine months ended January 31, 2002 and 2003 would not have been materially different from the actual amounts reported for those periods.

The minority shareholder of FVW (Altia Corporation) has an option during a two-year window beginning December 31, 2004, with which it may require us to buy its remaining 20% interest in FVW. Buying the remaining interest would cost us approximately €39 million ($42.2 million at January 31, 2003) plus interest of 4.5% per year from August 1, 2000.

12.     Leased Vineyard Properties

We have a master operating lease agreement with an unrelated party that enables us to lease vineyard properties in California to support our premium varietal and estate wine business. We have used this arrangement primarily to secure land under development that is not yet a fully producing asset. We have made arrangements to terminate the agreement and purchase the leased properties for approximately $39 million by the end of fiscal 2003.

13.     New Accounting Pronouncement

In June, the Financial Accounting Standards Board (FASB) issued Statement No. 146, “Accounting for Exit or Disposal Activities.” That Statement addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including certain severance-type costs and costs to close or consolidate facilities. Statement No. 146 requires liabilities associated with exit and disposal activities to be expensed as incurred and will impact the timing of recognition for exit or disposal activities that are initiated after December 31, 2002.

In November, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The company is reviewing the provisions of this Interpretation relating to initial recognition and measurement of guarantor liabilities, which are effective for qualifying guarantees entered into or modified after December 31, 2002, but does not expect it to have a material impact on the company’s financial statements.

In January, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The Interpretation is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and in fiscal 2004 for all other variable interest entities. The company is reviewing the provisions of this Interpretation and complies with the disclosure requirements, but does not expect it to have a material impact on the company’s financial statements.

Information satisfying the disclosure requirements of the Interpretations is included in Note 12.

14.     Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

15.     Subsequent Events

On February 11, 2003, we acquired the remaining 55% interest in Distillerie Tuoni e Canepa for $65.3 million. Distillerie Tuoni e Canepa is the Italy-based owner and producer of Tuaca Liqueur, which Brown-Forman has distributed in the United States since 1999.

On February 3, 2003, the company announced an offer by us to repurchase up to 1.5 million shares of our Class A common stock and 6.8 million shares of our Class B common stock at a price between $63 and $73 per share. The offer was in the form of a “Dutch Auction” tender offer where the final price (for each class of common stock) is determined based upon the number of shares, and the respective prices, tendered. The tender offer expired on March 4, 2003. Based on a preliminary count by the depositary for the tender offer, on March 5, 2003 we announced that approximately 498,000 shares of Class A stock were tendered and not withdrawn at a price at or below $73 per share and 11,206,000 shares of Class B stock were tendered and not withdrawn at a price at or below $73 per share, and that based on these preliminary results, the company expects to accept for purchase approximately 498,000 Class A shares at a price of $73 per share and 7,590,607 Class B shares at a price of $70.50 per share.

The company plans to finance the share repurchase through an enlarged commercial paper program. To provide the financing necessary for the repurchase in the event sufficient financing through the commercial paper program is not available, on February 25, 2003 we entered into a new 364-Day Interim Credit Agreement which provides a $700 million revolving credit commitment to us from a syndicate of banks. The Interim Credit Agreement allows us to borrow funds on an unsecured basis and all such borrowings will become due no later than February 24, 2004. The company intends to refinance all or a portion of the short-term borrowings incurred in connection with the share repurchase with longer term debt shortly thereafter, subject to market conditions.

On March 7, 2003, the company announced certain changes in its distributor network in Florida, Colorado and New Mexico.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis along with our 2002 Annual Report. Note that the results of operations for the nine months ended January 31, 2003, do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, “we,” “us,” and “our” refer to Brown-Forman Corporation.

Important Note on Forward-Looking Statements:

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of important risks and uncertainties, which could cause actual results to differ materially from those discussed in these statements. They include but are not limited to further deterioration of the U.S. economy, significant strengthening of the U.S. dollar against other currencies, deterioration in economic conditions in principal countries to which we export beverage products, and a decline in discretionary consumer spending. Further weakening of the pricing environment in the U.S. wine business could also adversely affect earnings. The company’s beverage alcohol business is sensitive to higher tax rates, especially federal excise taxes; an increase in those taxes, or other measures adopted to restrict beverage sales (whether in the U.S. or abroad,) may hurt our business. Consumer Durables sales could also be hurt by a decline in sales of products to department stores, a reduction in retail space in department stores devoted to tableware, giftware and/or luggage products, or lower demand for consumer durable products sold through the direct-mail channel.

Other factors, unrelated to our specific business, could affect earnings. These include the unknown impact of a war in the Middle East, or other outbreak of hostilities, adverse effects of additional terrorist attacks and related events, or an ongoing lack of investor confidence relating to perceived inadequacies in the financial reporting systems of U.S. companies. The statements in this report are also subject to the factors mentioned in the section entitled “Important Information Regarding Forward-Looking Statements” on page 38 of the Company’s Annual Report to Stockholders and referred to in Part I, Item 7 of the Company’s Form 10-K for 2002, which Brown-Forman incorporates by reference. Brown-Forman has no current intention of updating or revising any forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

Results of Operations:
Third Quarter Fiscal 2003 Compared to Third Quarter Fiscal 2002

Here is a summary of our operating performance (expressed in millions, except percentage and per share amounts):

	Three Months Ended
	January 31,

	2002	2003	Change

Net Sales
Wine & Spirits	$400.2	$472.8	18%
Consumer Durables	174.9	162.8	(7%)

Total	$575.1	$635.6	11%

Gross Profit
Wine & Spirits	$200.1	$230.0	15%
Consumer Durables	82.0	78.5	(4%)

Total	$282.1	$308.5	9%

Operating Income
Wine & Spirits	$79.4	$93.2	17%
Consumer Durables	8.9	13.6	53%

Total	$88.3	$106.8	21%

Net Income	$57.3	$70.0	22%
Earnings per Share — Basic and Diluted	$0.84	$1.02	22%
Effective Tax Rate	34.5%	34.0%

The company’s earnings per share for the quarter ended January 31, 2003 was $1.02, up 22% or $0.18 per share compared to the same period last year. Adjusted for business improvement costs, earnings for the quarter improved $0.14 per share, or 16%. Improved results reflected increased profitability in the United Kingdom from a new distribution arrangement, benefits from a weaker U.S. dollar, and solid growth for Jack Daniel’s and Southern Comfort. Tempering growth was a substantial drop in earnings for our wine business, which continues to suffer from higher costs and a very competitive pricing environment in the United States. The company’s effective tax rate declined to 34.0% in the quarter, largely reflecting a shift of income to lower tax-rate jurisdictions. Overall results in the quarter were consistent with the company’s previously stated outlook for full year earnings growth of 6% to 10%, excluding any potential impact from a recently announced share repurchase.

Wine & Spirits

Third quarter beverage operating income grew 17% on gross profit growth of 15%. Similar to the factors cited for the company, beverage results were driven by added profitability from the new U.K. distribution arrangement, benefits from a weaker U.S. dollar, and growth for Jack Daniel’s and Southern Comfort. Partially offsetting these positive factors was substantially lower earnings from our wine business, driven by higher product costs and the continued competitive pricing environment in the U.S.

Worldwide demand for Jack Daniel’s Tennessee Whiskey continued to expand during the quarter, led by significant gains in the United Kingdom. While depletions for Southern Comfort were down slightly, the brand continued to contribute significantly to gross profit and operating income growth for the quarter. Depletion trends remained healthy for Korbel while volumes were soft for Fetzer and Bolla.

Consumer Durables

For the quarter, sales and gross profit for the Consumer Durables segment were down 7% and 4%, respectively. Adjusted for business improvement costs, segment operating income was $1 million lower than the same period last year. A sluggish U.S. economy and declining consumer confidence levels are believed to have tempered consumer demand for consumer durables during the important holiday period. In addition to soft trends for traditional department and outlet stores, the company’s direct to consumer channel also experienced a drop in orders during the quarter.

Business Improvement Program

The company recognized approximately $0.02 per share in Business Improvement costs during the third quarter, primarily related to improvements at our beverage production facilities, and we anticipate an additional $0.01 per share during the fourth quarter to complete the series of Business Improvement Program initiatives announced in July 2001.

The following chart summarizes the effect on earnings per share of costs related to the company’s Business Improvement Program.

	Three Months Ended
	January 31,

	2002	2003	Change

Reported EPS	$0.84	$1.02	22%
Business Improvement costs	0.06	0.02

Adjusted EPS	$0.90	$1.04	16%

Results of Operations:
Nine Months Fiscal 2003 Compared to Nine Months Fiscal 2002

Here is a summary of our operating performance (expressed in millions, except percentage and per share amounts):

	Nine Months Ended
	January 31,

	2002	2003	Change

Net Sales
Wine & Spirits	$1,217.4	$1,350.8	11%
Consumer Durables	479.1	455.9	(5%)

Total	$1,696.5	$1,806.7	6%

Gross Profit
Wine & Spirits	$635.2	$675.2	6%
Consumer Durables	224.2	219.5	(2%)

Total	$859.4	$894.7	4%

Operating Income
Wine & Spirits	$250.8	$260.4	4%
Consumer Durables	22.8	27.0	18%

Total	$273.6	$287.4	5%

Net Income	$176.6	$187.1	6%
Earnings per Share — Basic and Diluted	$2.58	$2.73	6%
Effective Tax Rate	34.5%	34.3%

The company’s earnings per share for the nine months ended January 31, 2003 was $2.73, up 6% from the $2.58 earned in the same period last year. Adjusted for business improvement costs, year-to-date earnings improved 4%. Consistent with third quarter trends, year-to-date growth was driven by Jack Daniel’s and Southern Comfort, while profits from our wine brands declined substantially. Year-to-date results were not significantly affected by a weaker U.S. dollar due to prior purchases of hedging contracts. A continuation of current exchange rates would benefit future earnings, however.

Wine & Spirits

For the first nine months of the fiscal year, beverage revenues and gross profit were up 11% and 6%, respectively. As a result of the new U.K. distribution arrangement in which the company now sells its spirits products directly to the trade, the company now records excise taxes for its U.K. spirits sales in both revenues and cost of sales. This change had the effect of boosting year-to-date revenues for Brown-Forman’s beverage segment by 4%, while lowering segment gross margins by 1.7 percentage points. Beverage advertising expenses were up 11%, as the company continues to invest in core brand building activities.

Depletion and profit trends for Jack Daniel’s Tennessee Whiskey remained solid for the first nine months of the fiscal year, with broad-based growth around the world. Volumes for Southern Comfort were essentially flat, as growth in both the United States and United Kingdom was offset by weakness in Continental Europe. However, higher margins for the brand resulted in record gross profit and operating income.

Profits from Fetzer and Bolla wines declined sharply for the nine months ended January 31, due to lower margins in the U.S. While Fetzer reported low single-digit depletion growth during this period, achieving that volume level required a reduction in net prices from the previous fiscal year. Bolla depletions were down slightly, although the combination of a weaker U.S. dollar and significant cost increases for most Italian grape varietals have reduced profit margins dramatically. Korbel reported gross profit and depletion growth, as the brand continues to increase its market share in the U.S.

Consumer Durables

Year-to-date sales and gross profit for the Consumer Durables segment were down 5% and 2%, respectively. Adjusted for business improvement costs, segment operating income was $2 million lower than last year. The retail environment for both department stores and outlet centers did not improve over the holiday season and remains very difficult across the U.S. As the level of consumer confidence has declined to a nine-year low, the direct-to-consumer channel also experienced lower response rates. Current expectations are for the segment’s operating income to be in a range of $30 to $35 million for fiscal 2003.

Business Improvement Program

The following chart summarizes the effect on earnings per share of costs related to the company’s Business Improvement Program.

	Nine Months Ended
	January 31,

	2002	2003	Change

Reported EPS	$2.58	$2.73	6%
Business Improvement costs	0.10	0.06

Adjusted EPS	$2.68	$2.79	4%

Outlook

Brown-Forman reaffirms its previously stated outlook for full year earnings per share growth of 6% to 10%, excluding any potential impact from the recently announced share repurchase. Looking beyond fiscal 2003, we anticipate that the environment for wine and consumer durables will remain challenging. However, we expect that earnings will benefit from cost savings resulting from business improvement investments made in 2002 and 2003, a full year of higher profits from our new U.K. distribution arrangement, and increased profits from stronger European currencies if exchange rates remain at current levels.

Finlandia and Tuaca Acquisitions

We acquired an additional 35% interest in Finlandia Vodka Worldwide for €70.2 million ($71.8 million) on December 31, 2002, increasing our interest to 80%. Brown-Forman is now charged with full marketing responsibility for the Finlandia brand and expects to significantly increase brand spending in the U.S. and other important markets. As previously disclosed, the acquisition of Finlandia is expected to reduce Brown-Forman’s earnings by $0.03 per share in fiscal 2003 and $0.08 to $0.10 per share in fiscal 2004, with annual improvement thereafter.

Subsequent to the closing of the third quarter, Brown-Forman acquired the remaining 55% interest in Distillerie Tuoni e Canepa, the Italy-based owner and producer of Tuaca Liqueur. This transaction is not expected to have a material impact on earnings per share in fiscal 2003 or fiscal 2004.

Liquidity and Financial Condition

Cash and cash equivalents declined by $36.0 million during the nine months ended January 31, 2003, compared to an increase of $38.7 million during the same period last year. The year-over-year change mainly reflects the $71.8 million used to acquire an additional stake in Finlandia Vodka Worldwide. Cash provided by operations declined by $42.2 million, largely reflecting an increase in accounts receivable compared to January 2002 due to the new arrangement for distributing our spirits products in the U.K. As a result, cash used for financing activities was $42.8 million less than the amount used during the same period last year.

As discussed above, on February 3, 2003, the company announced an offer by us to repurchase up to 1.5 million shares of our Class A common stock and 6.8 million shares of our Class B common stock at a price between $63 and $73 per share. The offer was in the form of a “Dutch Auction” tender offer where the final price (for each class of common stock) is determined based upon the number of shares, and the respective prices, tendered. The tender offer expired on March 4, 2003. Based on a preliminary count by the depositary for the tender offer, on March 5, 2003 we announced that approximately 498,000 shares of Class A stock were tendered and not withdrawn at a price at or below $73 per share and 11,206,000 shares of Class B stock were tendered and not withdrawn at a price at or below $73 per share, and that based on these preliminary results, the company expects to accept for purchase approximately 498,000 Class A shares at a price of $73 per share and 7,590,607 Class B shares at a price of $70.50 per share.

The company plans to finance the share repurchase through an enlarged commercial paper program. To provide the financing necessary for the repurchase in the event sufficient financing through the commercial paper program is not available, on February 25, 2003 we entered into a new 364-Day Interim Credit Agreement which provides a $700 million revolving credit commitment to us from a syndicate of banks. The Interim Credit Agreement allows us to borrow funds on an unsecured basis and all such borrowings will become due no later than February 24, 2004. The company intends to refinance all or a portion of the short-term borrowings incurred in connection with the share repurchase with longer term debt shortly thereafter, subject to market conditions.

As discussed above, we acquired the remaining 55% interest in Distillerie Tuoni e Canepa for €61.1 million ($65.3 million) on February 11, 2003. We paid one-half of the purchase price in cash and issued a note payable, which is due in March 2004, for the remainder.

As discussed in Note 12 to the accompanying financial statements, we have a master operating lease agreement that we have used to secure certain vineyard properties under development. We have made arrangements to terminate the agreement and purchase the leased properties for approximately $39 million by the end of fiscal 2003.

Dividends

In November, the Board of Directors increased the quarterly cash dividend 7.1% from $0.35 to $0.375 per share on both Class A and Class B common stock. As a result, the indicated annual cash dividend per share rose from $1.40 to $1.50.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We hold debt obligations, foreign currency forward and option contracts, and commodity futures contracts that are exposed to risk from changes in interest rates, foreign currency exchange rates, and commodity prices, respectively. Established procedures and internal processes govern the management of these market risks. As of January 31, 2003, we do not consider the exposure to these market risks to be material.

Item 4.   Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

Brown-Forman Corporation has filed an action in the High Court of Justice of London, England, seeking judicial confirmation that it had no contractual obligation to renew its agreement (“Agreement”) with Diageo Great Britain Limited for the distribution of Jack Daniel’s Tennessee Whiskey in the United Kingdom. The Agreement expired July 31, 2002.

Under the Agreement, Diageo had an option to renew its exclusive distribution rights, provided it met certain performance criteria as measured by Her Majesty’s Customs & Excise importation statistics and tendered a renewal payment. Diageo did not meet the contractually agreed-upon performance criteria, nor did it tender the renewal payment.

Diageo claims that it did have a right to renew and has counterclaimed for lost profits from distribution of the brand during the renewal period, which it estimates at between £35 and £42 million ($57.8 million and $69.4 million at January 31, 2003).

The matter is now in the initial discovery process. No trial date has been set.

Brown-Forman and its legal advisors believe that its application of the contract is correct and that Diageo had no right to renew the Agreement. It will vigorously pursue a judicial determination to that effect.

It is the opinion of management, based on advice of legal counsel, that the ultimate disposition of this case will not have a material adverse effect on the company’s consolidated financial position or results of operations.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits:

10(a)	364-Day Interim Credit Agreement, dated as of February 25, 2003, among Brown-Forman Corporation, the Lenders named therein, Bank of America Bridge LLC and Bank One, NA, as Co-Syndication Agents, and JPMorgan Chase Bank, as Administrative Agent (previously filed as Exhibit (b) to the Company’s Amendment No. 4 to Schedule TO filed with the Securities and Exchange Commission on February 26, 2003)

10(b)	Amended and Restated 364-Day Credit Agreement, dated as of October 19, 2001, as amended and restated as of October 11, 2002, among Brown-Forman Corporation, the Lenders named therein, Bank of America, N.A. and Bank One, NA, as Co-Syndication Agents, National City Bank of Kentucky and Suntrust Bank, as Co-Documentation Agents, and JP Morgan Chase Bank, as Administrative Agent.

10(c)	Five-Year Credit Agreement, dated as of October 19, 2001, among Brown-Forman Corporation, the Lenders named therein, Bank of America, N.A. and Bank One, NA, as Co-Syndication Agents, National City Bank of Kentucky and Suntrust Bank, as Co-Documentation Agents, and The Chase Manhattan Bank, as Administrative Agent.

99	Press Release dated March 7, 2003.

(b)	Reports on Form 8-K:

On November 1, 2002, the Registrant filed a report on Form 8-K announcing the election of Matthew R. Simmons and Ina Brown Bond to the company’s board of directors.

On December 20, 2002, the Registrant filed a report on Form 8-K announcing the resignation by Jerry E. Abramson from the company’s board of directors.

On December 23, 2002, the Registrant filed a report on Form 8-K announcing that Brown-Forman would acquire an additional 55% interest in Tuoni e Canepa.

On February 24, 2003, the Registrant filed a report on Form 8-K announcing third quarter earnings.

SIGNATURES

As required by the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned authorized officer.

BROWN-FORMAN CORPORATION
(Registrant)

Date: March 7, 2003	By:	/s/ PHOEBE A. WOOD

Phoebe A. Wood
Executive Vice President and
Chief Financial Officer
(On behalf of the Registrant and
as Principal Financial Officer)

CERTIFICATIONS

I, Owsley Brown II, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Brown-Forman Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 5, 2003	By:	/s/ Owsley Brown II

Owsley Brown II
Chief Executive Officer

I, Phoebe A. Wood, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Brown-Forman Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 5, 2003	By:	/s/ Phoebe A. Wood

Phoebe A. Wood
Chief Financial Officer