Form 10-K
period 2003-04-30
BROWN FORMAN CORP
filed 2003-07-24
CIK 14693

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended April 30, 2003
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No[ ]

The aggregate market value, as of the last business day of the most recently completed second quarter, of the voting and nonvoting equity held by nonaffiliates of the registrant was approximately $2,500,000,000.

The number of shares outstanding for each of the registrant's classes of Common Stock on June 30, 2003 was:
     Class A Common Stock (voting)            28,420,571
     Class B Common Stock (nonvoting)         32,217,501

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's 2003 Annual Report to Stockholders are incorporated by reference into Parts I, II, and IV of this report. Portions of the Proxy Statement of Registrant for use in connection with the Annual Meeting of Stockholders to be held July 24, 2003 are incorporated by reference into Part III of this report.

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

(b)  Financial information about industry segments:

Information regarding net sales, operating income, and total assets of each of our business segments is in Note 12 of Notes to Consolidated Financial Statements on page 49 of our 2003 Annual Report to Stockholders, which information is incorporated into this report by reference in response to Item 8.

(c) Narrative description of business:

The two segments comprising our operations are described below.

Wine and Spirits
----------------
We manufacture, bottle, import, export, and market a wide variety of alcoholic beverage brands. We also manufacture and market new and used oak barrels. Our principal wine and spirits brands are:

     Spirits                                       Wines
     -------                                       -----
     Jack Daniel's                                 Fetzer Vineyards
     Gentleman Jack                                Bolla
     Jack Daniel's Single Barrel                   Bel Arbor
     Jack Daniel's Country Cocktails               Bonterra Vineyards
     Jack Daniel's Original Hard Cola              Jekel Vineyards
     Canadian Mist                                 Sonoma-Cutrer Vineyards
     Southern Comfort                              Fontana Candida
     Old Forester                                  Mariah*
     Early Times                                   Korbel*
     Woodford Reserve                              Michel Picard*
     Pepe Lopez
     Tuaca
     Don Eduardo
     Finlandia
     Glenmorangie*
     Glen Moray*
     Ardberg*
     Usher's*
     Appleton*
     Amarula*

  * Brands represented in the U.S and other select markets by Brown-Forman

Our primary spirits brand is Jack Daniel's, which is the fifth-largest premium spirits brand and the largest selling American whiskey brand in the world according to volume statistics recently published by a leading trade publication. Our other leading brands are Southern Comfort, the third-largest selling liqueur in the United States, and Canadian Mist, the second-largest selling Canadian whisky worldwide, according to the recently published volume statistics referenced above. Our largest wine brands are Fetzer Vineyards and Bolla, two of the leading premium wine brands in the United States generally selling in the $7-10 per bottle price range according to information published by a leading consumer market research firm. That same firm cites Korbel as the largest selling premium champagne in the retail channel in the United States. We believe the statistics used to rank these products are reasonably accurate.

Our strategy is to market high quality products that satisfy the preferences of consumers of legal drinking age and to support those products with extensive international, national, and regional marketing programs. These programs are intended to extend consumer brand recognition and brand loyalty.

In the United States, we sell spirits and wines either through wholesale distributors or directly to state governments in those states that control alcohol sales. The contracts that we have with many of our distributors have formulas which determine reimbursement to distributors if we terminate them; the amount of reimbursement is based primarily on the distributor's length of service and a percentage of its purchases over time. Some states have statutes which limit our ability to terminate distributor contracts. Outside the United States, we typically distribute our brands through a local distributor in each specific market.

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

The Alcohol and Tobacco Tax and Trade Bureau of the United States Treasury Department regulates the wine and spirits industry with respect to production, blending, bottling, sales, advertising and transportation of industry products. Also, each state regulates advertising, promotion, transportation, sale, and distribution of such products.

Under federal regulations, whiskey must be aged for at least two years to be designated "straight whiskey." We age our straight whiskeys for a minimum of three to five years. Federal regulations also require that "Canadian" whisky must be manufactured in Canada in compliance with Canadian laws and must be aged in Canada for at least three years. We are in compliance.

Due to aging requirements, production of whiskeys is scheduled to meet demand three to five years in the future. Accordingly, inventories are larger in relation to sales and total assets than would be normal for most other businesses.

Consumer Durables
-----------------
Our Consumer Durables business consists of a portfolio of premium consumer brands. We sell fine china dinnerware, crystal stemware and giftware, stainless steel flatware, and silver-plated and metal giftware under the Lenox and Gorham brands. Dansk is our contemporary tabletop, houseware and giftware brand. We sell premium casual dinnerware and fine china giftware under the Lenox trademark, and sterling silver flatware and sterling silver giftware under the Gorham and Kirk Stieff trademarks. Hartmann is our luggage, business case, and personal leather accessories brand. In addition, in the direct response channel, we sell collectible and home decor products in the United States under the Lenox brand and outside the United States primarily under the Brooks & Bentley brand.

We market our products domestically through authorized department stores, home specialty stores, and gift and jewelry shops, and through company-owned stores. The following table provides information about company-owned store openings and closures for the two most recent fiscal years:

                                Lenox       Dansk      Hartmann     Total

   As of April 30, 2001           53          52           5         110
     Opened                        9           2          --          11
     Closed                       (2)         (5)         --          (7)
                                 ----        ----        ----       -----
   As of April 30, 2002           60          49           5         114
     Opened                        5           2           2           9
     Closed                       (2)         (5)         --          (7)
                                 ----        ----        ----       -----
   As of April 30, 2003           63          46           7         116
                                 ====        ====        ====       =====

We also sell our products domestically through strategic partnerships with third party companies and the incentive, premium, business gift and military exchange distribution channels, and internationally through authorized retailers, duty free stores and distributors. We sell collectible and home decor products both domestically and in the United Kingdom through the direct response channel, including mail-order, catalogs and the Internet. We also sell collectibles domestically through independent collectible shops and select department stores. In the wholesale channel, company-employed sales representatives and, where appropriate, independent commissioned sales representatives and independent distributors sell our consumer durables products.

We believe we are the largest domestic marketer of fine china dinnerware and giftware. We are also a leading domestic marketer of fine quality luggage, business cases, and personal leather accessories. We compete with a number of other suppliers in the wholesale channel. We also face competition from lifestyle retail stores that market their own brands.

Clay and feldspar are the principal raw materials used to manufacture china products. Gold and platinum are significant raw materials used to decorate china products. Fine silver is the principal raw material used to manufacture sterling silver giftware and flatware products. Leather and nylon, tweed and wool fabric are the principal raw materials used to manufacture luggage, business cases and personal leather accessories. We anticipate that these raw materials will be in adequate supply. However, the acquisition price of gold, platinum, and fine silver is influenced significantly by worldwide economic events and commodity trading.

Our revenues are traditionally greater in the second and third quarters of the fiscal year, primarily because of seasonal holiday buying.

Other Information
-----------------
As of April 30, 2003, we employed approximately 6,700 persons, including 750 employed on a part-time or temporary basis. We believe our employee relations are good.

For information on the effects of compliance with federal, state, and local environmental regulations, refer to Note 14, "Environmental Matters," on page 50 of our 2003 Annual Report to Stockholders, which information is incorporated into this report by reference.

Item 2.  Properties

Significant properties by business segments are as follows:

Wine and Spirits
----------------
Owned facilities:
-  Office facilities:
              -   Corporate offices (including renovated historic structures)
                  - Louisville, Kentucky

-  Production and warehousing facilities:
              -   Lynchburg, Tennessee
              -   Louisville, Kentucky
              -   Collingwood, Ontario
              -   Shively, Kentucky
              -   Woodford County, Kentucky
              -   Frederiksted, St. Croix, U.S. Virgin Islands
              -   Mendocino County, California
              -   Monterey County, California
              -   San Luis Obispo County, California
              -   Sonoma County, California
              -   Livorno, Italy
              -   Lucca, Italy
              -   Pedemonte, Italy
              -   Soave, Italy

Leased facilities:
-  Production and bottling facility in Dublin, Ireland
-  Wine production and warehousing facility in Mendocino County, California

We believe that the facilities are in good condition and are adequate for the business.


Consumer Durables
-----------------
Owned facilities:
-   Office facilities:
             -    Lenox corporate - Lawrenceville, New Jersey
             -    Headquarters for Lenox Direct Response/Collectibles
                   Division (includes retail store and warehouse) - Langhorne, Pennsylvania

-   Production and office facilities (each of which includes a retail store):
             -    Lenox - Pomona, New Jersey; and Kinston, North Carolina
             -    Hartmann - Lebanon, Tennessee

-   Warehousing facilities:
             -    Lenox/Dansk/Gorham  -  Williamsport, Maryland

Leased facilities:
-   Warehousing facilities:
             -    Lenox - South Brunswick, New Jersey (includes a retail store and clearance center); Oxford, North Carolina; and Kinston, North Carolina
             -    Lenox/Dansk/Gorham  -  Williamsport, Maryland
             -    Lenox Direct Response/Collectibles - Bristol Township,
                   Pennsylvania

-   Retail stores:
             -    The Segment operates 63 Lenox stores in 31 states and 46 Dansk stores in 27 states. In addition, the Segment operates 7 Hartmann luggage outlet stores in 5 states.

The lease terms expire at various dates and are generally renewable.

We believe that the facilities are in good condition and are adequate for the business.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant


                                                Principal Occupation and
     Name                         Age             Business Experience
     ----                         ---       ---------------------------------

Owsley Brown II                    60       Chairman and Chief Executive Officer
                                            of the company since 1995.

William M. Street                  64       President of the company since
                                            November 2000.  Vice Chairman from
                                            1987 to 2000.  President and Chief
                                            Executive Officer of Brown-Forman
                                            Beverages Worldwide (a division of
                                            Brown-Forman) since 1994.

Phoebe A. Wood                     50       Executive Vice President and Chief
                                            Financial Officer of the company
                                            since February 2001.  Vice President
                                            and Chief Financial Officer for
                                            Propel, Inc. (a subsidiary of
                                            Motorola) from August 2000 to
                                            February 2001.  Vice President,
                                            Finance, Planning and Control for
                                            ARCO Alaska, Inc. from 1996 to 2000.

Michael B. Crutcher                59       Senior Vice President, General
                                            Counsel, and Secretary since 1989.

Lois A. Mateus                     56       Senior Vice President of Corporate
                                            Communications and Corporate
                                            Services since 1988.

James S. Welch, Jr.                44       Senior Vice President and Executive
                                            Director of Human Resources since
                                            March 1999.  Vice President of Human
                                            Resources for Brown-Forman Beverages
                                            Worldwide from January 1998 to March
                                            1999.

Stanley E. Krangel                 52       President of Lenox, Incorporated
                                            (a subsidiary of Brown-Forman) since
                                            June 1998.  President of Lenox
                                            Collections from 1995 to June 1998.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

The principal market for Brown-Forman common shares is the New York Stock Exchange.

Holders of record of Common Stock at April 30, 2003:
         Class A Common Stock (Voting)               3,642
         Class B Common Stock (Nonvoting)            4,306


The following table provides per-share market price and dividend information for each quarter of the two most recent fiscal years:

                                             Market Price Per Share
                                    -----------------------------------------
                                        Class A                 Class B
                   Cash Dividends   ---------------         -----------------
                      Per Share      High       Low          High        Low
                      ---------     -----      -----        -----       -----
Fiscal 2003             $1.45      $81.25     $58.00       $80.58      $58.69
Quarters:
   First Quarter         0.35       79.85      58.00        79.85       58.69
   Second Quarter        0.35       75.50      65.76        75.35       64.82
   Third Quarter         0.375      74.50      62.60        73.87       60.25
   Fourth Quarter        0.375      81.25      69.90        80.58       67.90

Fiscal 2002             $1.36      $78.45     $60.25       $79.14      $58.90
Quarters:
   First Quarter         0.33       69.50      61.21        69.50       60.70
   Second Quarter        0.33       68.60      60.25        68.56       59.08
   Third Quarter         0.35       67.40      60.26        66.46       58.90
   Fourth Quarter        0.35       78.45      65.50        79.14       64.76

                      Equity Compensation Plan Information

We have two plans that may grant equity compensation: the shareholder-approved Brown-Forman Omnibus Compensation Plan (described in the proxy statement) and the Non-Employee Directors' Compensation Plan (described below). Both of these plans require the company to fund all equity awards with stock purchased on the open market, so the equity of existing shareholders is not diluted.

                         Number of securities to           Weighted-average              Number of securities
                        be issued upon exercise of         exercise price of            remaining available for
                           outstanding options,           outstanding options,           future issuance under
Plan Category              warrants and rights         warrants and rights(Note 1)     equity compensation plans
Equity compensation
plans approved by
security holders                2,238,106                        $68.58                          956,403

Equity compensation
plans not approved by
security holders                   76,089                        $60.90                       *(Note 2)
                                ---------                        ------                         -------
Total                           2,314,195                        $68.33                           N/A
                                =========                        ======                         =======

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

In order to align the interests of the company's directors with those of its shareholders, we may grant stock options and other stock-based incentive awards to non-employee directors pursuant to the Brown-Forman Non-Employee Directors' Compensation Plan (the Plan). The Plan requires the company to buy all shares needed to satisfy the options and awards granted under the Plan, so there is no dilution of the equity of existing shareholders. Stock options are granted at an exercise price of not less than the fair market value of the underlying stock on the date of the grant. The Plan administrator determines the dates on which the options may be exercised and other terms and restrictions, which may vary by award. The Plan administrator also sets the expiration date, which cannot be more than ten years from the grant date. All options currently outstanding under the Plan are exercisable and expire ten years after they were granted. No other stock-based awards have been granted under the Plan.

In fiscal 2003, each director who was not an employee received options for $25,000 worth of Class B common stock (1,571 options with a per share exercise price of $64.22 each). In addition, directors were allowed to elect in advance of their one-year term to receive their retainer in the form of an equivalent value of stock options issued at the start of their terms.

Item 6.  Selected Financial Data

For the information required by this item, refer to the section entitled "Selected Financial Data" appearing on page 27 of the 2003 Annual Report to Stockholders, which information is incorporated into this report by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

For the information required by this item, refer to the section entitled "Management's Discussion and Analysis" appearing on pages 28 through 36 of the 2003 Annual Report to Stockholders, and the section entitled "Important Information Regarding Forward-Looking Statements" appearing on page 53 of the 2003 Annual Report to Stockholders, which information is incorporated into this report by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

For the information required by this item, refer to the section entitled "Market Risks" appearing on page 35 of the 2003 Annual Report to Stockholders, which information is incorporated into this report by reference.

Item 8.  Financial Statements and Supplementary Data

Except as presented below, for the information required by this item, refer to the Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Management, and Report of Independent Accountants appearing on pages 37 through 52 of the 2003 Annual Report to Stockholders, which information is incorporated into this report by reference.

The following table provides selected financial data for each quarter of the two most recent fiscal years (expressed in millions, except per share amounts):

                          Net        Gross        Net        Basic      Diluted
                         Sales       Profit      Income       EPS         EPS

Fiscal 2003             $2,378       $1,182       $245       $3.64       $3.63
Quarters:
   First Quarter           479          247         36        0.53        0.53
   Second Quarter          692          339         81        1.18        1.18
   Third Quarter           636          309         70        1.02        1.02
   Fourth Quarter          571          287         58        0.91        0.90

Fiscal 2002             $2,224       $1,133       $228       $3.33       $3.33
Quarters:
   First Quarter           474          248         39        0.57        0.57
   Second Quarter          648          329         80        1.17        1.17
   Third Quarter           575          282         58        0.84        0.84
   Fourth Quarter          527          274         51        0.75        0.75

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.



                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 24, 2003, which information is incorporated into this report by reference:
(a) "Election of Directors" on page 4 and 5 (for information on directors); and
(b) the last paragraph on page 10 (for information on delinquent Section 16 filings). Also, see the information with respect to "Executive Officers of the Registrant" under Part I of this report, which information is incorporated herein by reference.

Item 11.  Executive Compensation

For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 24, 2003, which information is incorporated into this report by reference:
(a) "Executive Compensation" on pages 14 through 17; (b) "Retirement Plan Descriptions" on pages 18 and 19; and (c) "Director Compensation" on page 20.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

For the information required by this item, refer to the section entitled "Stock Ownership" appearing on pages 9 and 10 of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 24, 2003, which information is incorporated into this report by reference.

Item 13.  Certain Relationships and Related Transactions

For the information required by this item, refer to the section entitled "Transactions with Management" appearing on page 22 of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 24, 2003, which information is incorporated into this report by reference.

Item 14.  Controls and Procedures

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

                                     PART IV

Item 16.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1 and 2 - Index to Consolidated Financial Statements and Schedule:

                                                                                                        Reference
                                                                                                                     Annual
                                                                                            Form 10-K               Report to
                                                                                          Annual Report            Stockholders
                                                                                              Page                   Page(s)
        Incorporated by reference to our Annual Report to
           Stockholders for the year ended April 30, 2003:

           Consolidated Statement of Income for the
              years ended April 30, 2001, 2002, and 2003*                                         --                   37
           Consolidated Balance Sheet at April 30, 2002 and 2003*                                 --                   38
           Consolidated Statement of Cash Flows for the
              years ended April 30, 2001, 2002, and 2003*                                         --                   39
           Consolidated Statement of Stockholders' Equity
              for the years ended April 30, 2001, 2002, and 2003*                                 --                   40
           Notes to Consolidated Financial Statements*                                            --                 41 - 51
           Report of Management*                                                                  --                   52
           Report of Independent Accountants*                                                     --                   52
           Important Information Regarding Forward-Looking Statements                             --                   53

        Consolidated Financial Statement Schedule:
           Report of Independent Accountants on Financial Statement Schedule                      S-1                  --
           II - Valuation and Qualifying Accounts                                                 S-2                  --


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

(a)    3 - Exhibits: Filed with this report:

Exhibit Index
-------------

    3(ii)    The by-laws of the Registrant, as amended on May 29, 2003.

     13 Brown-Forman Corporation's Annual Report to Stockholders for the year ended April 30, 2003, but only to the extent set forth in Items 1, 5, 6, 7, 7A and 8 of this Annual Report on Form 10-K for the year ended April 30, 2003.

     21      Subsidiaries of the Registrant.

     23      Consent of PricewaterhouseCoopers LLP independent accountants.

    99.1 Certificate of Periodic Financial Report by Chief Executive Officer (not considered to be filed)

    99.2 Certificate of Periodic Financial Report by Chief Financial Officer (not considered to be filed)

Previously Filed:
 Exhibit Index
-------------
    3(i) Restated Certificate of Incorporation of registrant, which is incorporated into this report by reference to Brown-Forman Corporation's Form 10-Q filed on December 10, 1998.

      4 The Form of Indenture dated as of March 1, 1994 between Brown-Forman Corporation and The First National Bank of Chicago, as Trustee, which is incorporated into this report by reference to Brown-Forman Corporation's Form S-3 (Registration No. 33-52551) filed on March 8, 1994.

    10(a) A description of the Brown-Forman Omnibus Compensation Plan, which is incorporated into this report by reference to Brown-Forman Corporation's Form S-8 (Registration No. 333-88925) filed on October 13, 1999.

    10(b) Brown-Forman Corporation Supplemental Excess Retirement Plan, which is incorporated into this report by reference to Brown-Forman Corporation's Form 10-K filed on July 23, 1990.

    10(c) A description of the Brown-Forman Savings Plan, which is incorporated into this report by reference to page 10 of the registrant's definitive proxy statement for the Annual Meeting of Stockholders held on July 25, 1996.

    10(d) A description of the Brown-Forman Non-Employee Director Compensation Plan, which is incorporated into this report by reference to Brown-Forman Corporation's Form S-8 (Registration No. 333-38649) filed on October 24, 1997.

    10(e) Five-Year Credit Agreement, dated as of October 19, 2001, among Brown-Forman Corporation, the Lenders named therein, Bank of America, N.A. and Bank One, NA, as Co-Syndication Agents, National City Bank of Kentucky and Suntrust Bank, as Co-Documentation Agents, and The Chase Manhattan Bank, as Administrative Agent, which is incorporated into this report by reference to Brown-Forman Corporation's Form 10-Q filed on March 7, 2003.

    10(f)    Amended and Restated 364-Day Credit Agreement, dated as of
             October 19, 2001, and amended and restated as of October 11, 2002, among Brown-Forman Corporation, the Lenders named therein, Bank of America, N.A. and Bank One, NA, as Co-Syndication Agents, National City Bank of Kentucky and Suntrust Bank, as Co-Documentation Agents, and JP Morgan Chase Bank, as Administrative Agent, which is incorporated into this report by reference to Brown-Forman Corporation's Form 10-Q filed on March 7, 2003.

    10(g) The description of the terms of $250,000,000 of 2-1/8% Notes due 2006 and $350,000,000 of 3% Notes due 2008, which description is incorporated by reference into this report by reference to the Indenture filed with Brown-Forman Corporation's Form S-4 (Registration No. 333-104657) on April 21, 2003.


(b) Reports on Form 8-K:

    On February 24, 2003, the Registrant filed a report on Form 8-K announcing third quarter earnings.

    On March 13, 2003, the Registrant filed a report on Form 8-K announcing
    (1) the sale of certain debt securities to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended, and
    (2) the final results of its modified Dutch Auction self-tender offer announced February 4, 2003.

    On May 27, 2003, the Registrant filed a report on Form 8-K announcing the resignation of Larry Probus, senior vice president and director of finance, effective May 30, 2003.

    On May 30, 2003, the Registrant filed a report on Form 8-K announcing
    (1) fourth quarter and 2003 fiscal year earnings, and (2) the approval of an amendment to Section 2.1 of the Registrant's by-laws to permit directors to serve on its Board through their 70th year of age, and, if requested by two-thirds of the other directors, through age 72.

    On June 2, 2003, the Registrant filed a report on Form 8-K announcing the extension until June 5, 2003, of its offer to exchange $250 million of its 2-1/8% senior notes due 2006 and $350 million of its 3% senior notes due 2008.

    On June 6, 2003, the Registrant filed a report on Form 8-K announcing the extension until June 10, 2003, of its offer to exchange $250 million of its 2-1/8% senior notes due 2006 and $350 million of its 3% senior notes due 2008.

    On June 23, 2003, Brown-Forman Corporation issued a press release announcing certain executive promotions.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            BROWN-FORMAN CORPORATION
                                                 (Registrant)



                                            /s/ OWSLEY BROWN II
                                            ------------------------------------
Date:  July 24, 2003                         By:  Owsley Brown II
                                                  Chairman of the Board and
                                                  Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on July 24, 2003 as indicated:


/s/ INA BROWN BOND                              /s/ RICHARD P. MAYER                      /s/ OWSLEY BROWN II
---------------------------------------         ---------------------------------         -----------------------------------------
By:    Ina Brown Bond                           By:  Richard P. Mayer                     By:  Owsley Brown II
       Director                                      Director                                  Director, Chairman of the Board
                                                                                                and Chief Executive Officer


/s/ BARRY D. BRAMLEY                            /s/ STEPHEN E. O'NEIL
---------------------------------------         ---------------------------------
By:   Barry D. Bramley                          By:  Stephen E. O'Neil
      Director                                  Director


/s/ GEO. GARVIN BROWN III                       /s/ MATTHEW R. SIMMONS                    /s/ OWSLEY BROWN FRAZIER
---------------------------------------         ---------------------------------         -----------------------------------------
By:   Geo. Garvin Brown III                     By:  Matthew R. Simmons                   By:  Owsley Brown Frazier
      Director                                       Director                                  Director, Former Vice Chairman
                                                                                                of the Board

/s/ DONALD G. CALDER                            /s/ DACE BROWN STUBBS
---------------------------------------         ---------------------------------
By:   Donald G. Calder                               Dace Brown Stubbs
      Director                                       Director


/s/ JANE C. MORREAU                             /s/ PHOEBE A. WOOD                        /s/ WILLIAM M. STREET
---------------------------------------         ---------------------------------         -----------------------------------------
By:   Jane C. Morreau                           By:  Phoebe A. Wood                       By:  William M. Street
      Vice President and Controller                  Executive Vice President and              Director, President
      (Principal Accounting Officer)                  Chief Financial Officer
                                                      (Principal Financial Officer)



                                 CERTIFICATIONS

I, Owsley Brown II, certify that:

1.  I have reviewed this annual report on Form 10-K of Brown-Forman Corporation;

2. Based on my knowledge, annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

    c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                             /s/ OWSLEY BROWN II
                                             -------------------
 Date:   July 24, 2003                       By:  Owsley Brown II
                                                  Chief Executive Officer

I, Phoebe A. Wood, certify that:

1.  I have reviewed this annual report on Form 10-K of Brown-Forman Corporation;

2. Based on my knowledge, annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

    c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                             /s/ PHOEBE A. WOOD
                                             -------------------
 Date:   July 24, 2003                       By:  Phoebe A. Wood
                                                  Chief Financial Officer

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of Brown-Forman Corporation

Our audits of the consolidated financial statements referred to in our report dated May 30, 2003 appearing in the 2003 Annual Report to Shareholders of Brown-Forman Corporation and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 16(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky
May 30, 2003

                    BROWN-FORMAN CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               For the Years Ended April 30, 2001, 2002, and 2003
                            (Expressed in thousands)


                      Col. A                           Col. B                Col. C                Col. D           Col. E
                      ------                           ------                ------                ------           ------
                                                                           Additions
                                                     Balance at            Charged to                              Balance at
                                                     Beginning                Costs                                    End
                   Description                       of Period            and Expenses           Deductions         of Period
                   -----------                       ----------           ------------           ----------        ----------

2001
    Allowance for Doubtful Accounts                     $11,646              $  6,083             $ 5,469(1)           $12,260

2002
    Allowance for Doubtful Accounts                     $12,260              $  8,677             $ 5,316(1)           $15,621
    Accrued Restructuring Costs                            --                  16,800               3,762(2)            13,038

2003
    Allowance for Doubtful Accounts                     $15,621              $  3,828             $ 7,419(1)           $12,030
    Accrued Restructuring Costs                          13,038                  --                 6,192(2)             6,846








 (1) Doubtful accounts written off, net of recoveries.
 (2) Employee termination benefit payments, write-offs of impaired machinery and equipment (net of recoveries), and other cash expenditures related to the closing of three manufacturing plants.

                                   BY-LAWS OF
                            BROWN-FORMAN CORPORATION
                                   AS AMENDED



                                    ARTICLE I
                                  STOCKHOLDERS

     SECTION 1.1 Annual Meetings. The annual meeting of the stockholders for the purpose of electing directors and for the transaction of such other business as may properly be brought before the meeting shall be held at such date, time and place either within or without the State of Delaware as may be designated by resolution of the Board of Directors, but no later than September 30 of each year.

     SECTION l.2 Special Meetings. Special meetings of the stockholders may be held upon call of a majority of the Board of Directors, Executive Committee, Chairman of the Board or President (and shall be called by the Chairman of the Board or the President at the request in writing of stockholders owning a majority of the outstanding shares of the corporation entitled to vote at the meeting) at such time and at such place within or without the State of Delaware as shall be fixed by the call for the meeting, and as may be stated in the notice setting forth such call.

     SECTION 1.3 Notice of Meeting; Waiver of Notice. Notice of the time, place and purpose of every meeting of stockholders shall be mailed not less than ten
(10) nor more than fifty (50) days next preceding the date of said meeting to each stockholder of record entitled to vote at the meeting, who shall have furnished a written address to the Secretary of the corporation for the purpose. Notice of any stockholders' meeting may be waived in writing by any stockholder entitled to vote at the meeting. Attendance of a person at a meeting of stockholders shall constitute a waiver of notice of such meeting, except when the stockholder attends a meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the stockholders need be specified in any written waiver of notice.

     SECTION 1.4 Adjournments. Any meeting of stockholders, annual or special, may adjourn from time to time to reconvene at the same or some other place, and notice need not be given of any such adjourned meeting if the time and place thereof are announced at the meeting at which the adjournment is taken. At the adjourned meeting the corporation may transact any business which might have been transacted at the original meeting. If the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.

     SECTION 1.5 Quorum. At each meeting of stockholders, except where otherwise provided by law or the certificate of incorporation or these by-laws, the holders of a majority of the outstanding shares of each class of stock entitled to vote at the meeting, present in person or by proxy, shall constitute a quorum. In the absence of a quorum the stockholders so present may, by majority vote, adjourn the meeting from time to time in the manner provided by Section
1.4 of these by-laws until a quorum shall attend.

     SECTION 1.6 Voting. Each stockholder entitled to vote at any meeting shall have one vote in person or by proxy for each share of stock held by him which has voting power upon the matter in question at the time. At all elections of directors, the voting shall be by ballot and a majority of the votes cast shall elect. Except where a date shall have been fixed as a record date for the determination of the stockholders entitled to vote as hereinafter provided, no share of stock shall be voted on at any election of directors which shall have been transferred on the books of the corporation within twenty (20) days next preceding such election.

     SECTION 1.7 Record Date. The Board of Directors may fix in advance a date, not exceeding forty (40) days preceding the date of any meeting of stockholders, or the date for the payment of any dividend or distribution, or the date for the allotment of rights, or the date when any change or conversion or exchange of capital stock shall go into effect, as a record date for the determination of the stockholders entitled to notice of, and to vote at, any such meeting, or entitled to receive payment of any such dividend or distribution, or to any such allotment of rights, or to exercise the rights in respect of any such change, conversion or exchange of capital stock, and in such case only such stockholders as shall be stockholders of record on the date so fixed shall be entitled to notice of, and to vote at such meeting, or to receive payment of such dividend or distribution, or to receive such allotment of rights, or to exercise such rights, as the case may be, notwithstanding any transfer of any stock on the books of the corporation after any such record date fixed as aforesaid.

     SECTION 1.8 Organization. Meetings of stockholders shall be presided over by the Chairman of the Board, if any, or in his absence by the President, or in their absence by a Vice President, or in the absence of the foregoing persons, by a chairman chosen at the meeting. The Secretary shall act as secretary of the meeting but in his absence the chairman of the meeting may appoint any person to act as secretary of the meeting.

                                   ARTICLE II
                               BOARD OF DIRECTORS

     SECTION 2.1 Number; Qualification. The Board of Directors of the Corporation shall consist of not less than three (3) nor more than seventeen
(17) persons, who shall hold office until the Annual Meeting of the Stockholders next ensuing after their election, and until their respective successors are elected and shall qualify. The number of Directors to serve from time to time shall be fixed by the Board of Directors subject to being changed by the stockholders at any Annual Meeting of Stockholders. Directors need not be stockholders. Directors may serve on the Board during their 70th year, but shall retire thereafter, except that the Board upon a two-thirds vote (and without the participation of the director concerned) may ask a director to remain on the Board through his or her 72nd year, if it finds that such service is of significant benefit to the corporation.

     SECTION 2.2 Vacancies. Vacancies in the Board of Directors shall be filled by a majority of the remaining directors, and the directors so chosen shall hold office until the next annual election and until their successors shall be duly elected and shall qualify.

     SECTION 2.3 Meetings. Meetings of the Board of Directors shall be held at such place within or without the State of Delaware as may from time to time be fixed by resolution of the Board or as may be specified in the call of any meeting. Regular meetings of the Board of Directors shall be held at such times as may from time to time be fixed by resolution of the Board, and special meetings may be held at any time upon call of the Executive Committee, the Chairman of the Board, if any, the President or a majority of the Board by telephonic or telegraphic notice duly given to each director not less than three days before the meeting or written notice sent or mailed to each director not less than five days before the meeting. Such notice shall state the time and place of the meeting, but need not specify the purpose thereof. A meeting of the Board may be held without notice immediately after the annual meeting of stockholders at the same place at which such meeting is held. Notice need not be given of regular meetings of the Board held at the time fixed by resolution of the Board. Meetings may be held at any time without notice if all directors are present or if those not present waive notice of the meeting in writing. At all meetings of the Board of Directors one-third of the entire Board of Directors shall constitute a quorum for the transaction of business and the vote of a majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors. Meetings of the Board of Directors shall be presided over by the Chairman of the Board, if any, or in his absence by the President, or in their absence by a chairman chosen at the meeting and the chairman of the meeting may appoint any person to act as secretary of the meeting.

     SECTION 2.4 Informal Action by Directors. Any action required or permitted to be taken at any meeting of the Board of Directors, or of any committee thereof, may be taken without a meeting if all members of the Board of Directors or of such committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board of Directors or committee.

     SECTION.2.5 Executive Committee. The Board of Directors may, by resolution or resolutions, passed by a majority of the whole Board, designate an Executive Committee to consist of the Chief Executive Officer and one or more of the directors as the Board may from time to time determine. In addition, the Board of Directors may appoint persons who are not directors of the Corporation as associate non-voting members of the Executive Committee. The Executive Committee shall have and may exercise, when the Board is not in session, all the powers of the Board of Directors in the management of the business and affairs of the corporation, and shall have power to authorize the seal of the corporation to be affixed to all papers which may require it; but the Executive Committee shall not have power to fill vacancies in the Board, or to change the membership of or fill the vacancies on the said Committee, or to make or amend the By-laws of the corporation. The Board shall have power at any time to change the membership of the Executive Committee, to fill vacancies in it, or to dissolve it. The Executive Committee may make such rules for the conduct of its business and may appoint such committees and assistants as it shall from time to time deem necessary. A majority of the members of the Executive Committee shall constitute a quorum.

     SECTION 2.6 Other Committees. The Board of Directors may by resolution designate one or more other committees which committees shall have and may exercise such powers as the Board of Directors shall by resolution provide.


                                   ARTICLE III
                                    OFFICERS

     SECTION 3.1 Election. The Board of Directors, as soon as may be after the election held in each year, shall choose a Chairman of the Board and/or a President of the corporation, one or more Vice Presidents (with such classifications as the Board may determine), a Secretary and a Treasurer, and may if it so determines choose one or more Vice Chairmen of the Board. The Board of Directors may also from time to time appoint such Assistant Secretaries, Assistant Treasurers and such other officers, agents and employees as it may deem proper. The Chairman of the Board, Vice Chairman of the Board, and the President shall be chosen from among the directors, and the Board of Directors shall designate either the President or the Chairman of the Board to be the Chief Executive Officer of the Corporation. Any two or more offices, except that of the Chief Executive Officer and Secretary, may be held by the same person.

     SECTION 3.2 Term; Removal. The term of office of all officers shall be one year or until their respective successors are elected and shall qualify; but any officer may be removed from office at any time by the affirmative vote of a majority of the members of the Board then in office. Any vacancy occurring in any office of the corporation by death, resignation, removal or otherwise may be filled for the unexpired portion of the term by the Board of Directors at any regular or special meeting.

     SECTION 3.3 Powers and Duties. Subject to the limitations as the Board of Directors or the Executive Committee may from time to time prescribe, the officers of the corporation shall each have such powers and duties as generally pertain to the respective offices, as well as such powers and duties as from time to time may be conferred by the Board of Directors or by the Executive Committee. The Treasurer and the Assistant Treasurers may be required to give bond for the faithful discharge of their duties, in such sum and with such surety as the Board of Directors may prescribe.

                                   ARTICLE IV
                            FUNDS OF THE CORPORATION

     All moneys of the corporation, or under its charge, deposited in any bank or other place of deposit, shall be deposited to the credit of the corporation in its corporate name, in such institutions, and shall be subject to withdrawal upon such signatures, as may from time to time be prescribed by resolution of the Board of Directors.

                                    ARTICLE V
                              CERTIFICATES OF STOCK

     SECTION 5.1 Certificates. The interest of each stockholder of the corporation shall be evidenced by a certificate or certificates for shares of stock in such form as the Board of Directors may from time to time prescribe. The shares of stock of the corporation shall be transferable on the books of the corporation by the holder thereof in person or by his attorney upon surrender for cancellation of a certificate or certificates representing the same, with an assignment and power of transfer endorsed thereon or attached thereto, duly executed and with such proof of authenticity of the signature as the corporation or its agents may reasonably require.

     SECTION 5.2 Signatures. The certificates of stock shall be signed by the Chairman of the Board or the President or a Vice President and by the Secretary or the Treasurer or an Assistant Secretary or an Assistant Treasurer (except that where any such certificate is signed by a transfer agent and by a registrar, the signatures of any such Chairman of the Board, President, Vice President, Secretary, Treasurer, Assistant Secretary or Assistant Treasurer may be facsimile, engraved or printed), and shall be countersigned and registered in such manner, if any, as the Board of Directors may by resolution prescribe. In case any officer or officers who shall have signed, or whose facsimile signature or signatures shall have been used on, any such certificate or certificates shall cease to be such officer or officers of the corporation, whether because of death, resignation or otherwise, before such certificate or certificates have been delivered by the corporation, such certificate or certificates may nevertheless be issued and delivered as though the person or persons who signed such certificate or certificates or whose facsimile signature or signatures have been used thereon had not ceased to be such officer or officers of the corporation.

     SECTION 5.3 Lost, Stolen or Destroyed Certificates. No certificate for shares of stock in the corporation shall be issued in place of any certificate alleged to have been lost, stolen or destroyed, except upon production of such evidence of such loss, theft or destruction and upon delivery to the corporation of a bond of indemnity in such amount, upon such terms and secured by such surety, as the Board in its discretion may require.

                                   ARTICLE VI
                                 CORPORATE BOOKS

     The books of the corporation, except the original or duplicate stock ledger, shall be kept at the office of the Company at Louisville, Kentucky; or at such other place or places as the Board of Directors may from time to time designate.

                                   ARTICLE VII
                                   FISCAL YEAR

     The fiscal year of the corporation shall begin on the 1st day of May in each year and shall end on the 30th day of April of each year, and may be changed from time to time by resolution of the Board of Directors.

                                  ARTICLE VIII
                                 CORPORATE SEAL

     The corporate seal of this Company shall be circular in form and shall bear the name of the corporation and the words "Incorporated Delaware 1933."

                                   ARTICLE IX
                                    INDEMNITY

     The Board of Directors may by resolution provide that the corporation shall indemnify to the extent authorized by law any person made or threatened to be made a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he, his testator or intestate is or was a director, officer or employee of the corporation or serves or served any other enterprise as a director, officer or employee at the request of the corporation.

                                    ARTICLE X
                                   AMENDMENTS

     The By-laws of the corporation, regardless of whether made by the stockholders or by the Board of Directors, may be amended, added to or repealed at any meeting of the Board of Directors or of the stockholders, provided notice of the proposed change is given in the notice of the meeting.


                                  CERTIFICATION

     The undersigned, Secretary of BROWN-FORMAN CORPORATION, hereby certifies that the foregoing seven printed pages contain a true and complete copy of the By-laws of said corporation, as amended from time to time.


                                                     /s/ Michael B. Crutcher
                                                     Secretary
                                                     Brown-Forman Corporation

Dated:  May 29, 2003
Louisville, Kentucky

                                EMERGENCY BY-LAWS

                                    ARTICLE I

     These emergency by-laws shall be effective and operative during any emergency resulting from an attack on the United States or on a locality in which the corporation conducts its business or customarily holds meetings of its Board of Directors or its stockholders, or during any nuclear or atomic disaster, or during the existence of any catastrophe, or other similar emergency condition, as a result of which a quorum of the Board of Directors or a standing committee thereof cannot be readily convened for action.

                                   ARTICLE II
                               BOARD OF DIRECTORS

     SECTION 1. A meeting of the Board of Directors, or a committee thereof, may be called by any director or officer by the giving of three (3) days' notice only to such of the directors as it may be feasible to reach at that time and by such means as may be feasible at the time, including publications and radio. The notice shall state the time and place of the meeting, but need not specify the purpose thereof.

     SECTION 2: A quorum shall consist of any three (3) directors; and in addition to duly elected directors the officers listed in the following Section 4 hereof shall be eligible as directors to constitute a quorum.

     SECTION 3: To the extent required to constitute a quorum at any meeting of the Board of Directors, the officers of the corporation who are present shall be deemed, in order of rank and within the same rank in order of seniority, directors for such meeting. If, within the same rank two or more officers' date of election as such officer is the same, seniority shall be determined on the basis of length of service with the corporation.

     SECTION 4: Persons holding the following offices shall, in the order named, and to the extent required to provide a quorum at any meeting of the Board of Directors, be deemed directors for such meeting:

                           Chairman of the Board
                           Vice Chairman of the Board
                           President
                           Executive Vice President
                           Senior Vice President
                           Vice President
                           Secretary
                           Treasurer
                           Assistant Vice President
                           Assistant Secretary
                           Assistant Treasurer

                                   ARTICLE III

     If, during any such emergency, any officer shall be rendered incapable of discharging his duties, the authority, duties and functions of such officer shall be assumed by the person next in line of authority, as shown on the then currently effective organization chart of the corporation; provided, that no person assuming the authority, duties and functions of an officer shall be entitled to act as director, as provider in Article II hereof, unless he shall have been duly elected as an officer or director.


                                   ARTICLE IV

     The Board of Directors may at any meeting change the head office or designate several alternative head offices or regional offices of the corporation or authorize officers so to do.


                                    ARTICLE V

     No officer or director or employee acting in accordance with any of the provisions of these emergency by-laws shall be liable except for willful misconduct.


                                   ARTICLE VI

     To the extent they are not inconsistent with these Emergency By-Laws, the By-Laws of the corporation shall remain in effect at all times. Upon the termination of the emergency described in Article I hereof, these Emergency By-Laws shall cease to be operative.

                                                                     Exhibit 13


                           FINANCIAL TABLE OF CONTENTS

                                                              Page
Selected Financial Data                                        27
Management's Discussion and Analysis                           28
Consolidated Statement of Income                               37
Consolidated Balance Sheet                                     38
Consolidated Statement of Cash Flows                           39
Consolidated Statement of Stockholders' Equity                 40
Notes to Consolidated Financial Statements                     41
Report of Management                                           52
Report of Independent Accountants                              52
Important Information Regarding Forward-Looking Statements     53

                             SELECTED FINANCIAL DATA

(Expressed in millions, except per share amounts and ratios)
Year Ended April 30,

Operations                        1994     1995     1996     1997     1998     1999     2000     2001     2002     2003
----------                       ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
Net Sales                        $1,617    1,685    1,804    1,833    1,916    2,021    2,147    2,195    2,224    2,378

Gross Profit                     $  768      816      865      886      957    1,020    1,105    1,153    1,133    1,182

Operating Income                 $  240      268      274      287      307      322      348      374      353      378

Net Income                       $  129      149      160      169      185      202      218      233      228      245

Weighted Average Shares used to
calculate Earnings Per Share
- Basic                            78.7     69.0     69.0     69.0     68.9     68.6     68.5     68.5     68.3     67.4
- Diluted                          78.7     69.0     69.0     69.0     69.0     68.7     68.6     68.6     68.5     67.6

Earnings Per Share
 - Basic                         $ 1.63     2.15     2.31     2.45     2.67     2.93     3.18     3.40     3.33     3.64
 - Diluted                       $ 1.63     2.15     2.31     2.45     2.67     2.93     3.18     3.40     3.33     3.63

Cash Dividends Paid
Per Common Share                 $ 0.93     0.97     1.02     1.06     1.10     1.15     1.21     1.28     1.36     1.45


Invested Capital
----------------
Average Invested Capital         $  900      835      875      929      948    1,049    1,238    1,357    1,470    1,598

Average Common
Stockholders' Equity             $  629      493      578      671      756      854      974    1,110    1,235    1,283

Total Assets at April 30         $1,234    1,286    1,381    1,428    1,494    1,735    1,802    1,939    2,016    2,264

Long-Term Debt at April 30       $  299      247      211       63       50       53       41       40       40      669


Other Key Measures
------------------
Cash Flows from Operations       $  221      197      167      176      220      213      241      232      249      243

Gross Margin                       47.5%    48.4%    47.9%    48.3%    49.9%    50.5%    51.4%    52.6%    50.9%    49.7%

Operating Margin                   14.9%    15.9%    15.2%    15.7%    16.0%    15.9%    16.2%    17.0%    15.9%    15.9%

Effective Tax Rate                 37.4%    39.8%    37.8%    38.0%    37.6%    36.5%    36.5%    36.3%    34.5%    34.2%

Return on Average
Invested Capital                   15.4%    19.5%    19.7%    19.4%    20.4%    19.8%    18.4%    17.9%    15.9%    15.7%

Return on Average Common
Stockholders' Equity               20.4%    30.1%    27.5%    25.2%    24.3%    23.6%    22.4%    21.0%    18.5%    19.1%

Total Debt to Total Capital        43.6%    35.7%    29.6%    23.6%    16.7%    24.5%    20.3%    17.1%    13.7%    49.9%

Dividend Payout Ratio              57.5%    45.3%    44.2%    43.3%    41.2%    39.3%    38.1%    37.7%    40.8%    40.4%


Notes:
1. Includes the consolidated results of Sonoma-Cutrer Vineyards, Finlandia Vodka Worldwide, and Tuoni e Canepa since their acquisitions in April 1999, December 2002, and February 2003, respectively.
2. Fiscal 1994 net income and earnings per share were reduced by $32 million and $0.41, respectively, from the cumulative effect of accounting changes.
3. In October 1993, we sold Brown-Forman Enterprises, a credit card processing operation, resulting in an after-tax gain of $18 million.
4. We define Return on Average Invested Capital as the sum of net income (excluding extraordinary items) and after-tax interest expense, divided by average invested capital. Invested capital is the sum of all interest-bearing debt and preferred and common equity.
5. We define Return on Average Common Stockholders' Equity as income applicable to common stock divided by average common stockholders' equity.
6. We define Total Debt to Total Capital as total debt divided by the sum of total debt and stockholders' equity.
7.  We define Dividend Payout Ratio as cash dividends divided by net income.
8. We have reclassified some prior year amounts to conform with this year's presentation.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

In the discussion below, and in the Chairman's letter, we review Brown-Forman's consolidated financial condition and results of operations for the fiscal years ended April 30, 2001, 2002, and 2003. We also make statements relating to our anticipated financial performance and other forward-looking statements and discuss factors that may affect the company's future financial condition and performance. We have prepared a non-exclusive list of risk factors that could cause actual results to differ materially from our anticipated results. Please read this Management's Discussion and Analysis section in conjunction with our consolidated financial statements for the year ended April 30, 2003 and the related notes, and the important information regarding forward-looking statements on page 53.



CONSOLIDATED SUMMARY OF OPERATING PERFORMANCE

Fiscal 2003 Compared to 2002

Net sales reached record levels in fiscal 2003, growing 7%, or $154 million. Sales of beverages increased 11%, due to solid growth for Jack Daniel's Tennessee Whiskey and Southern Comfort, the impact of our new United Kingdom distribution arrangement (discussed below), and favorable foreign exchange trends, partially offset by significantly lower revenues for our wine brands. Sales of our Consumer Durables segment fell 4%, reflecting a sluggish U.S. economy and a challenging retail environment.

International sales of $486 million (excluding excise taxes) were up 24% in fiscal 2003, reflecting higher volumes of Jack Daniel's and Finlandia Vodka, the new distribution arrangement in the United Kingdom, and a strengthening of foreign currencies against the U.S. dollar. Sales in the United States, representing 76% of our revenues (excluding excise taxes), were flat with prior year as a challenging business environment for our wine brands and the Consumer Durables segment essentially offset gains registered on our spirits brands.

Gross profit is a key performance measure for us. The expansion of consumer demand around the world for Jack Daniel's, coupled with significant margin improvement on Jack Daniel's and Southern Comfort (boosted by higher prices, the new U.K. distribution arrangement, and positive foreign exchange trends), combined to increase our gross profit in fiscal 2003. Partially mitigating gross profit growth in spirits were higher grape costs, a competitive pricing environment for wines, and soft retail and direct-to-consumer trends for the Consumer Durables segment.

Gross margin dropped from 50.9% in fiscal 2002 to 49.7% in fiscal 2003, as improved margins for spirits were offset by higher costs and pricing pressures for wines as well as the new distribution arrangement in the U.K. We now record excise taxes for our U.K. spirits business in sales and cost of sales. In fiscal 2003, this increased both our sales and cost of sales by $63 million and commensurately reduced the company's gross margin by 1.4 percentage points. Excluding this change, margins improved modestly over fiscal 2002.


      Fiscal          Gross
       Year          Margin
      ------         ------
       1994           47.5%
       1995           48.4%
       1996           47.9%
       1997           48.3%
       1998           49.9%
       1999           50.5%
       2000           51.4%
       2001           52.6%
       2002           50.9%
       2003           49.7% (51.1% excluding impact of U.K. distribution change)


Operating income for fiscal 2003 improved 7%, or $25 million. A $12 million increase in profits from beverages was driven primarily by solid gains for both Jack Daniel's and Southern Comfort, partially offset by significantly lower earnings on wines. Operating income for the Consumer Durables segment increased $13 million, largely reflecting the absence of $17 million of Business Improvement Program costs (discussed below) incurred in fiscal 2002.


                                Operating Income

Dollars in Millions
                              2001          2002          2003
                              ----          ----          ----
Wine and Spirits              $327          $336          $348
Consumer Durables               47            17            30
                              ----          ----          ----
Total                         $374          $353          $378
                              ====          ====          ====
Total change                    +7%           -6%           +7%


BUSINESS IMPROVEMENT PROGRAM. We recently completed the Business Improvement Program originally announced in July 2001. This program was designed to rationalize manufacturing capacity, streamline procurement and production practices, and improve connections with customers. We incurred $22 million, or $0.21 per share, related to these initiatives in fiscal 2002, primarily related to closing three manufacturing facilities in our Consumer Durables business. In fiscal 2003, we invested an additional $8 million, or $0.08 per share, in these initiatives. We anticipate the benefits from these investments will strengthen long-term cash flow and earnings.

Earnings per share reached a record $3.63, up 9% over fiscal 2002. Healthy underlying growth for spirits and lower costs associated with the Business Improvement Program more than offset significantly lower profits for wines and a drop in base business performance for Consumer Durables, reflecting a challenging environment for each. Earnings per share also improved by $0.03 as a result of our repurchase of 7.9 million shares of the company's common stock in March 2003.

BASIC AND DILUTED EARNINGS PER SHARES. We have a stock option plan described in
Note 15 of our financial statements. Our plan requires that we purchase shares to satisfy stock option requirements, thereby avoiding future dilution of earnings that would occur from issuing additional shares. We acquire treasury shares from time to time in anticipation of these requirements. We intend to hold enough treasury stock so that the number of diluted shares is always less than the original number of shares outstanding at inception of the plan (as adjusted for any share repurchases or issuances unrelated to our stock option plan). The extent to which diluted shares exceed the number of basic shares is determined by how much our stock price has appreciated since the options were granted, irrespective of how many treasury shares we have acquired.


Fiscal 2002 Compared to 2001

Net sales grew 1%, or $29 million in fiscal 2002. Sales of beverages increased 3%, due largely to higher volumes and price increases for Jack Daniel's Tennessee Whiskey, Southern Comfort, and Finlandia Vodka. Sales of our Consumer Durables segment fell 3%, however, resulting from a recessionary U.S. economy, exacerbated by the events of September 11.

Gross profit declined $20 million, or 2%, reflecting a more competitive pricing environment for wines and consumer durable products, cost pressures resulting from lower production levels for spirits and china products, and unfavorable currency trends.

Operating income for fiscal 2002 fell $21 million, or 6%. A $30 million decrease for the Consumer Durables segment caused by the recessionary U.S. economy and costs to implement the Business Improvement Program more than offset a $9 million improvement for Wine and Spirits.

ADOPTION OF SFAS 142 AND BUSINESS IMPROVEMENT PROGRAM. As a result of adopting Statement of Financial Accounting Standards (SFAS) 142 on May 1, 2001, we no longer amortize goodwill and other intangible assets with indefinite lives. This increased both operating income and net income by $12 million ($0.18 per share) over fiscal 2001, reflecting the fact that amortization was not deductible for tax purposes. As discussed earlier, we incurred $22 million, or $0.21 per share, of Business Improvement costs in fiscal 2002, primarily to close three manufacturing facilities in our Consumer Durables business.

Earnings per share fell 2% to $3.33 per share in fiscal 2002. Continued growth in our Wine and Spirits business was more than offset by an unfavorable currency environment and a significant decline in earnings for the Consumer Durables segment.

OTHER KEY PERFORMANCE MEASURES

Our primary goal is to increase the value of our shareholders' investment. Long-term growth in the market value of our stock is a good indication of our success in delivering an attractive return to shareholders.

TOTAL SHAREHOLDER RETURN. A $100 investment in our Class B stock ten years ago would have grown to $362 by the end of fiscal 2003, assuming reinvestment of all dividends and ignoring personal taxes and transaction costs. This represents an annualized return of 14% over the ten-year period, compared to 10% for the S&P
500. A more recent investment in Brown-Forman also outperformed the market, with our Class B stock maintaining an average annual return of 14% over the three-year period ended April 30, 2003, compared to an average annual decline of 13% for the S&P 500.

                            Total Shareholder Return
                       (including dividend reinvestment)


      Fiscal              Brown-Forman          S&P 500
       Year                (Class B)             Index
      ------                -------             -------
       1993                  $100                $100
       1994                   115                 106
       1995                   131                 124
       1996                   161                 161
       1997                   211                 202
       1998                   242                 285
       1999                   320                 347
       2000                   242                 382
       2001                   276                 332
       2002                   364                 290
       2003                   362                 252
      10-Year Annual Growth   +14%                +10%

RETURNS ON AVERAGE INVESTED CAPITAL AND STOCKHOLDERS' EQUITY. While our returns on average invested capital and stockholders' equity have recently trended lower, they remain very healthy in the context of current capital market conditions. Our returns over the period have been reduced by a change in U.S. tax regulations requiring us to repay approximately $200 million of our deferred tax liability over a five-year period ending fiscal 2003. In addition, although we expect our recent investments in Sonoma-Cutrer, Finlandia, and Tuaca to enhance returns over the long-term, they are currently reducing returns.


                                                  2001     2002     2003
                                                  ----     ----     ----
Return on Average Invested Capital                17.9%    15.9%    15.7%
Return on Average Common Stockholders' Equity     21.0%    18.5%    19.1%



COMPANY OUTLOOK

We believe Brown-Forman's outlook for growth remains positive, particularly for our Wine and Spirits business. In the U.S., long term demographic trends suggest a growing base of consumers for our premium wine and spirits brands. Outside the U.S., our core spirits brands have shown dramatic growth over the past ten years and we continue to see opportunities to expand our presence in many international markets. Although the growth outlook for our Consumer Durables business is not as strong as it is for Wine and Spirits, we recently completed a Business Improvement Program that will reduce our cost base and improve the earnings outlook for the next few years.

Jack Daniel's Tennessee Whiskey is the most important brand for Brown-Forman and one of the largest and most profitable spirits brands in the world. Consumer demand for Jack Daniel's remains vibrant, with solid volume growth in both the domestic and international markets over the past year. Southern Comfort, the second most important brand at Brown-Forman, is performing well with particularly good results in its largest market, the United States. In addition, we have continued to add premium brands to our portfolio over the past several years, including Finlandia vodka, Glenmorangie Scotch whiskies, Tuaca liqueur, Appleton rums, and Sonoma-Cutrer California chardonnay. We believe that these brands, together with internally developed products such as Woodford Reserve bourbon and Bonterra wine, will be important factors in the long-term growth of our Wine and Spirits business.

The international growth opportunities for our Wine and Spirits segment continue to be a major focus for our company. As our international business grows in importance to the company, we have recently made several meaningful changes to our distribution arrangements. The most important change of the past several years was in our second largest market, the United Kingdom. Effective August 1, 2002, we began selling our spirits products directly to the trade in the U.K. via a cost-sharing arrangement with Bacardi. We have already experienced some of the benefits from this distribution change by increasing the focus on our brands and earning higher profit margins, and we expect that this market will be an important source of earnings growth for the company in fiscal 2004 and beyond.

Given the current U.S. economy, the near-term growth outlook remains challenging for our Consumer Durables business. Weak trends continue in department stores and retail outlet centers, representing two of the segment's primary distribution channels, as a result of a soft economy. In addition, the direct mail business is being adversely affected by a nine-year low in consumer confidence levels. Growth of this business depends upon our ability to develop new distribution channels and a stronger U.S. economy.

While trading conditions across the industry remain difficult, we expect to realize additional cost benefits in fiscal 2004 from the Business Improvement Program implemented in fiscal 2002. We believe the segment is in a better position for future growth, but our current expectation for the segment is for operating income to increase only slightly in fiscal 2004.

Brown-Forman's outlook for growth in fiscal 2004 is very positive based on the continued growth around the world for Jack Daniel's and Southern Comfort, a full year of higher margins on sales of spirits brands in the U.K., improved operating income from wines, favorable foreign exchange trends, realization of savings from the Business Improvement Program and incremental earnings accretion of $0.30 per share from the share repurchase. Assuming a stable world business environment, we expect fiscal 2004 earnings per share to grow to a range of $4.10 to $4.30 per share.


WINE AND SPIRITS SEGMENT

Summary of Operating Performance
(Dollars in millions)             2001        2002        2003
                                 ------      ------      ------
Net Sales                        $1,572      $1,619      $1,797
   % Change                           2%          3%         11%
Gross Profit                     $  848      $  850      $  902
   % Change                           4%          0%          6%
Advertising Expenses             $  213      $  213      $  230
   % Change                           3%          0%          8%
SG&A Expenses                    $  316      $  304      $  331
   % Change                           4%         (4%)         9%
Other Expense (Income)           $   (8)     $   (3)     $   (7)
Operating Income                 $  327      $  336      $  348
   % Change                           8%          3%          4%
Gross Margin                       53.9%       52.5%       50.2%
Operating Margin                   20.8%       20.7%       19.4%


Our Wine and Spirits segment includes strong brands representing a wide range of wine varietals, champagnes, and distilled spirits such as whiskey, bourbon, vodka, tequila, rum, and liqueur. This segment's largest market is the United States, which generally prohibits wine and spirits manufacturers from selling their products directly to consumers. Instead, we sell our products to wholesale distributors, who then sell the products to retailers, who in turn sell to consumers. We also use a similar tiered distribution model in most markets outside the United States.

Distributors and retailers normally keep some of our products on hand as inventory, making it possible for retailers to sell more (or less) of our products to the consumer than distributors buy from us during any given time period. Because we record revenues when we ship our products to distributors, our sales do not necessarily reflect actual consumer demand during any particular period. Ultimately, of course, consumer demand determines our financial results. Thus, it is important to consider that demand in assessing our performance. Depletions, which are defined as nine-liter case movements from wholesalers to retailers, are generally used in the wine and spirits industry as the most accurate approximation of consumer demand on a national and international basis.


Fiscal 2003 Compared to 2002

Net sales grew $178 million, or 11%, reflecting solid growth for spirits driven by volume gains, price increases, higher revenues from our new U.K. distribution arrangement, and positive foreign exchange movements. The growth in our spirits brands was partially offset by lower revenues from our wine brands. As discussed earlier, we now record excise taxes for our U.K. spirits business in both sales and cost of sales. This change boosted segment revenues by $63 million, or 4%.

Jack Daniel's registered growth for the eleventh consecutive year, as worldwide depletions grew 4%. Depletions increased in 16 of the brand's top 20 markets around the world. Results for Southern Comfort were also strong, as growth in the U.S. and U.K. was partially offset by weaker performance in Continental Europe. Both brands achieved record sales levels, driven by higher pricing, the new distribution agreement in the U.K. and positive foreign exchange trends.

While depletions for Fetzer and Bolla were essentially unchanged compared to last year, volumes for Korbel Champagnes were higher than in fiscal 2002, as the brand continued to increase its market share in the U.S.

The following table highlights worldwide depletion results for our major brands during fiscal 2003:


                        Nine-Liter      Change From
                       Cases (000s)     Fiscal 2002
                       ------------     -----------
Spirits:
 Jack Daniel's            6,810             +4%
 Canadian Mist            2,315             -3%
 Southern Comfort         2,155             +1%
 Finlandia                1,280             +8%*
 Early Times              1,015             -5%

Wine:
 Fetzer                   3,115              0%
 Bolla                    1,650             -1%
 Korbel Champagnes        1,125             +5%

*Depletions for Finlandia benefited from the addition of new markets to Brown-Forman's distribution agreement. Excluding these new markets, depletions for Finlandia were down 1%.


Gross profit expanded 6%, or $52 million, reflecting solid gains for Jack Daniel's and Southern Comfort, a more profitable distribution arrangement in the U.K., and favorable foreign exchange movements. These improvements were partially offset by significantly lower profits for our wine brands. Gross margin declined from 52.5% in fiscal 2002 to 50.2% in fiscal 2003. One of the major factors driving this decline was the recording of excise taxes for the U.K. spirits business, which lowered segment gross margin by 1.8 percentage points. Higher costs and pricing pressures for wines also contributed to the reduction in margin. Fetzer, our largest wine brand, was unable to take advantage of reduced grape costs in California because of long-term sourcing contracts, while a shortage of Italian grapes and a stronger euro increased costs for Bolla.

Advertising expenses increased 8% as we significantly increased brand-building activities for our spirits brands. Selling, general, and administrative expenses were up 9%, influenced by an increase in sales and marketing costs related to the new distribution arrangement in the U.K. and new markets added as a result of acquiring additional ownership and distribution in Finlandia.

Operating income grew 4%, or $12 million, primarily reflecting healthy underlying growth for spirits, which was tempered by lower profits for wines.


Fiscal 2002 Compared to 2001

Net sales improved 3%, or $47 million. Jack Daniel's registered growth for the tenth consecutive year, with particularly strong performance in Western Europe. Higher volumes and pricing for both Southern Comfort and Finlandia also boosted sales in fiscal 2002.

Gross profit was flat compared to fiscal 2001, despite the 3% growth in sales. A more competitive pricing environment for our wines, unfavorable foreign exchange rates, and costs incurred for our Business Improvement Program contributed to the decline in gross margin from 53.9% in fiscal 2001 to 52.5%.

Advertising expenses approximated fiscal 2001 expenditures, as we decided not to increase spending levels given unfavorable on-premise market conditions and a generally soft U.S. economy in the aftermath of September 11. Selling, general, and administrative expenses declined 4%, reflecting tight cost controls, reduced travel, and a $5 million benefit from adopting SFAS 142.

Operating income for the segment improved 3%, primarily reflecting reduced operating expenses and a $7 million benefit from adopting SFAS 142.


BUSINESS ENVIRONMENT FOR WINE AND SPIRITS

GOVERNMENT POLICIES, PUBLIC ATTITUDES: Our ability to market and sell our beverage alcohol products depends heavily on government policy regarding those products and the attitude of society in general towards drinking them. This is true in both the United States, our largest market, and around the world.

A small minority of drinkers abuse beverage alcohol, giving rise to public issues of great significance. We strongly oppose abusive drinking and contribute significant resources to programs aimed at understanding and curbing alcohol abuse - especially drunk driving and underage drinking. As a society, we are more likely to curb alcohol abuse through better education about beverage alcohol and moderate drinking than with restrictions on alcohol advertising and sales or punitive taxation. We and other beverage alcohol producers take a prominent role in encouraging responsible consumption of our products and in warning against alcohol abuse. We observe voluntary industry marketing and advertising guidelines. We support social awareness organizations that fight alcohol abuse and provide education about beverage alcohol, often in partnership with public health officials.

Especially in the U.S., distilled spirits are at a marked disadvantage to beer and wine in taxation, advertising, and the number and type of sales outlets. Along with other distillers, a major goal of ours is to achieve greater cultural acceptance of our products and parity with beer and wine in access to consumers.

LEVELING THE PLAYING FIELD: Among the objectives we seek are:
   - greater access to television advertising for distilled spirits;
   - fairer product distribution rules, so that our customers can buy our beverage products more conveniently (over the past year, for instance, the industry has successfully lobbied for legislation allowing spirits sales on Sundays in New York, Pennsylvania, Oregon and Delaware; we are actively working to pass similar legislation in a number of other U.S. markets);
   - freedom to advertise our products outdoors (some municipal ordinances discriminate against billboard advertising of beverage alcohol); and
   - improved access to foreign markets, many of which have discriminatory tax or other non-tariff barriers to U.S. beverage imports.

TAXES: As with all goods, beverage alcohol sales are sensitive to higher tax rates. No legislation to increase U.S. federal excise taxes on distilled spirits is currently pending, but future tax increases are always possible. State legislatures increase beverage alcohol taxes from time to time; some states even allow local taxes. A number of states face financial difficulties and could look to higher excise taxes to remedy this. The cumulative effect of such tax increases over time hurts sales volumes. Because combined federal and state taxes account for more than 50% of the price of a typical bottle of bourbon, we work for reasonable excise tax reductions to remedy this situation. Tax rates and advertising restrictions also affect beverage alcohol markets outside the U.S., but to date the impact of those changes in any one market is not significant to our overall business.

THE INTERNATIONAL CLIMATE: Anti-Americanism in response to the war in Iraq could diminish interest in American-made goods or even lead to product boycotts. As a leading exporter of American spirits products, we would find this to be an unfortunate and unwelcome development. The spread of SARS or other contagious diseases could affect our business by discouraging tourism and restaurant dining.

THE LITIGATION CLIMATE: Publicity surrounding the many lawsuits against the tobacco industry (and, to a lesser extent, against the firearm and fast-food industries) has prompted some commentators to suggest that alcohol might be next. We do not believe the legal theories that created liability for the tobacco companies apply to beverage alcohol because the products are so different. Unlike tobacco:
   - Beverage alcohol does not harm otherwise healthy adults when used as intended. In fact, scientists and health care experts report that beverage alcohol may have positive cardiovascular health benefits for many otherwise healthy adults (although we do not promote the drinking of beverage alcohol for health reasons).
   - The dangers of alcohol abuse are commonly known, and alcohol producers have never tried to conceal them. Indeed, beverage alcohol producers are at the forefront of efforts to combat drunk driving and underage drinking.
   - Lastly, state and federal governments stringently regulate the content, manufacture, marketing, and sale of beverage alcohol.

THE PUBLIC HEALTH COMMUNITY: We seek partnerships with the public health community to combat alcohol abuse and improve understanding of beverage alcohol. We have seen some notable successes, but we are disappointed that groups such as The American Medical Association and The World Health Organization have so far chosen to attack beverage alcohol producers rather than work jointly with us to combat alcohol abuse. Long-range, such attacks could hurt our business.

DISTRIBUTION STRATEGY: Compared to other leading spirits companies, we have not made major investments in overseas distribution networks. Instead, we mostly work with other spirits producers to distribute and market our products outside the U.S. Although consolidation among spirits producers theoretically could hinder the distribution of our spirits and wine products in the future, to date this has rarely happened. Other spirits companies typically seek to distribute our premium wine and spirits brands, and we expect that demand to continue.

EXCHANGE RATES: Sales and costs in international markets are affected by the strength of foreign currencies relative to the U.S. dollar. Last year we modestly benefited from a weaker dollar, especially in Europe. Should the dollar strengthen, it would hurt our business.


CONSUMER DURABLES SEGMENT

Summary of Operating Performance
(Dollars in millions)             2001        2002       2003
                                 ------     ------      ------
Net Sales                        $ 623       $ 605       $ 581
   % Change                          3%         (3%)        (4%)
Gross Profit                     $ 305       $ 283       $ 280
   % Change                          5%         (7%)        (1%)
Advertising Expenses             $  81       $  85       $  91
   % Change                          8%          4%          8%
SG&A Expenses                    $ 172       $ 171       $ 156
   % Change                          2%         (1%)        (9%)
Other Expense (Income)           $   5       $  10       $   3
Operating Income                 $  47       $  17       $  30
   % Change                          6%        (64%)        81%
Gross Margin                      49.0%       46.8%       48.2%
Operating Margin                   7.5%        2.8%        5.2%


Our Consumer Durables segment includes fine china, crystal, silver, and luggage products marketed under the Lenox, Dansk, Gorham, Kirk Stieff, and Hartmann brand names. More than half of our Consumer Durable sales are now made directly to consumers through our own retail stores, direct mail, and the internet. The balance of our Consumer Durable sales are made to department stores and other distributors. This segment's sales are generally more vulnerable to changes in economic conditions in the U.S. than those of our Wine and Spirits segment.

Fiscal 2003 Compared to 2002

Net sales fell $24 million, or 4%, in fiscal 2003 as underlying trends in the fine china, tableware, and luggage markets remain weak. In addition, for the first time in eight years, the direct-to-consumer channel, which includes direct mail, catalogs and the Internet, has also slowed. Hartmann continued to suffer as airline travel remained depressed, a trend that was further deteriorated by the war in Iraq and the recent outbreak of the SARS virus.

Gross profit declined $3 million in fiscal 2003. However, gross margin improved from 46.8% to 48.2%, reflecting firmer pricing, improved product mix, and manufacturing efficiencies resulting from the Business Improvement Program implemented in fiscal 2002.

Advertising expenses were up 8% due primarily to increased advertising of collectible items. Selling, general, and administrative expenses declined 9%, reflecting the absence of Business Improvement Program costs of $12 million incurred in fiscal 2002 and the tight control of costs.

Operating income increased $13 million, or 81%, although the increase largely reflects the absence of $17 million of Business Improvement Program costs related to the closing of three manufacturing plants in fiscal 2002.

Fiscal 2002 Compared to 2001

Net sales declined $18 million, or 3%. Record sales for our direct-to-consumer channel were more than offset by a sharp decline in orders for department stores, which were acutely affected by the events of September 11.

Gross profit declined $22 million in fiscal 2002. In addition to the factors discussed above, lower production levels and higher discounting activity eroded margins.

Advertising expenses increased $4 million due primarily to increased spending in the catalog and direct mail channels. Selling, general, and administrative expenses included $12 million of costs related to our decision to close three manufacturing plants. The $12 million included $9 million of severance costs for 600 terminated employees, and $3 million of other estimated cash expenditures.

Operating income fell 64% to $17 million, despite a $5 million benefit from adopting SFAS 142, primarily reflecting the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Our ability to consistently generate cash from operations is one of our most significant financial strengths. Our strong cash flows enable us to pay dividends, pursue brand-building programs, make strategic acquisitions, and undertake Business Improvement Programs that enhance shareholder value. Investment grade credit ratings of A2 from Moody's and A from Standard and Poor's provide us with financial flexibility when accessing credit markets. Cash flows from operations, together with access to global credit markets, are more than adequate to meet our operating and capital requirements.


Cash Flow Summary
(Dollars in millions)                      2001        2002        2003
                                          ------      ------      ------
Cash from operating activities            $ 232         249         243
Additions to property, plant,
   and equipment                            (96)        (71)       (119)
Acquisitions and other investments         (118)         (8)       (108)
Dividends                                   (87)        (94)        (99)
Net issuance (repayment) of debt            (23)        (37)        596
Acquisition of treasury stock                (3)        (13)       (561)
Other                                         1           4           4
                                          ------      ------      ------
      Change in cash                      $ (94)       $ 30       $ (44)
                                          ======      ======      ======


Cash provided by operations declined $6 million in fiscal 2003, reflecting higher levels of working capital. Cash used for investments increased $147 million, due primarily to higher levels of capital expenditures (discussed below) and the acquisitions of an additional equity stake in Finlandia and the remaining interest in Tuaca.

Cash provided by operations increased $17 million in fiscal 2002, helped by lower working capital requirements. Cash used for investments fell to a more normal level, following significant equity investments made during fiscal 2001.

In March 2003, we repurchased 7.9 million shares of our common stock for $561 million, including transaction costs, through a "Dutch Auction" tender offer. That amount does not include $11 million for 155,000 shares that were tendered but not delivered to us. We are pursuing our legal rights in this matter. We financed the repurchase by issuing $600 million in debt, of which $250 million is due in 2006 and $350 million is due in 2008. We expect to meet those obligations through cash provided by operations.

We have access to short-term capital markets through the issuance of commercial paper, backed by revolving bank credit agreements. Our committed revolving credit agreements total $400 million, $200 million of which expire in fiscal 2004 and the remaining $200 million of which expire in fiscal 2007. The credit agreements provide us with an immediate and continuing source of liquidity. At April 30, 2003, we had no outstanding borrowings under these agreements.

We maintain an SEC shelf registration that gives us prompt access to longer-term financing. At April 30, 2003, we had $220 million available on our $250 million shelf registration.

CAPITAL EXPENDITURES

We invested $96 million in property, plant, and equipment in fiscal 2001, $71 million in fiscal 2002, and $119 million in fiscal 2003. Fiscal 2003 expenditures were above recent trends due to the purchase of $39 million in California vineyard properties, which were previously leased through a third-party financing arrangement. Other expenditures included investments to expand capacity of our production and distribution facilities for both our Wine and Spirits and Consumer Durables businesses.

                              Capital Expenditures
Dollars in Millions
                              2001          2002          2003
                              ----          ----          ----
Wine and Spirits              $ 78          $ 54          $ 91
Consumer Durables               18            17            28
                              ----          ----          ----
Total                         $ 96          $ 71          $119
                              ====          ====          ====


We expect our capital expenditures for fiscal 2004 to approximate $80 million, as we continue expanding the capacity and improving efficiencies of our production and distribution facilities. We expect to fund fiscal 2004 capital expenditure requirements with cash provided by operations.

LONG-TERM OBLIGATIONS

We have long-term obligations related to contracts, leases, and borrowing arrangements that we enter into in the normal course of business (see Notes 4 and 6 to the accompanying consolidated financial statements). The following table summarizes the amounts of those obligations as of April 30, 2003:


Long-Term Obligations                                      2005-     After
(Dollars in millions)                    Total     2004     2008      2008
                                         -----     ----     ----      ----
Long-term debt                           $ 669     $ 40      $627     $  2
Unconditional purchase obligations         247       41       138       68
Operating leases                            86       29        52        5
                                         -----     ----      ----     ----
Total                                   $1,002     $110      $817     $ 75
                                         =====     ====      ====     ====

We expect to meet these obligations with internally generated funds.


MARKET RISKS

We have foreign currency forward and option contracts, commodity futures and option contracts, and debt obligations that are exposed to risk from changes in foreign currency exchange rates, commodity prices, and interest rates, respectively. The sensitivity of these instruments to market fluctuations is discussed below. See Note 4 to our consolidated financial statements for information regarding our grape purchase obligations, which are also exposed to commodity price risk, and "Critical Accounting Policies" (page 36) for a discussion of the exposure of our pension and other postretirement plans to risks related to interest rates.

Inflationary, deflationary, and recessionary conditions affecting these market risks also affect the demand for and pricing of our products. See "Important Information Regarding Forward-Looking Statements" (page 53) for further discussion.

FOREIGN EXCHANGE. We have successfully expanded our international business over the past twenty years. As a result, our annual foreign currency receipts now exceed our foreign currency payments by approximately $180 million. To the extent this foreign currency exposure is not hedged, our results of operations and financial position are positively affected by a weakening of the U.S. dollar against foreign currencies and negatively affected when the dollar strengthens. We estimate that a 10% change in the value of the U.S dollar against the other currencies in which we conduct business would change our annual operating income by approximately $18 million if left unhedged.

However, we routinely use foreign currency forward and option contracts to hedge our foreign exchange risk. Provided the contracts remain effective in hedging the foreign exchange risk, we do not recognize any unrealized gains or losses on the contracts in earnings until the underlying hedged transactions are recognized in earnings. At April 30, 2003, our foreign currency hedges had a total notional value of $110 million and a net unrealized loss of $3 million. We estimate that a 10% decline in the value of the U.S. dollar would result in an additional $8 million loss on these contracts, which would be offset by a gain on the underlying transactions assuming the contracts remain effective hedges.

COMMODITY PRICES. We are subject to commodity price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. We use futures contracts and options to manage the volatility of pricing for certain commodities, primarily corn. At April 30, 2003, we had outstanding hedge positions of approximately two million bushels of corn with a negligible net unrealized loss. We estimate that a 10% decline in commodity prices would result in an additional loss on these contracts of less than $1 million.

INTEREST RATES. Our short-term investments and commercial paper obligations are exposed to the risk of changes in interest rates. Assuming year-end variable rate investment and debt levels, a one percentage point increase in interest rates would increase annual net interest expense by $1 million.

ENVIRONMENTAL MATTERS

We face environmental claims resulting from the cleanup of several manufacturing or waste disposal sites in the U.S. We accrue for losses associated with environmental cleanup obligations when such losses are probable and reasonably estimable. At some sites, there are other potentially responsible parties who are expected to bear part of the costs, in which cases our accrual is based on our estimate of our share of the total costs. A portion of the cleanup costs with respect to certain sites is expected to be paid by insurance. The estimated recovery of cleanup costs from insurers is recorded as an asset when receipt is deemed probable.

We do not believe that any additional environmental cleanup costs we incur will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

CRITICAL ACCOUNTING POLICIES

Our financial statements reflect certain estimates involved in applying the following critical accounting policies that entail uncertainties and subjectivity. Using different estimates could have a material effect on our operating results, financial condition, and changes in financial condition.

BRANDS AND GOODWILL. We have obtained most of our brands through acquisitions from other companies. (See Note 3 to the accompanying consolidated financial statements for recent acquisitions). Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including intangible brand names, based on estimated fair value, with any remaining purchase price recorded as goodwill. Goodwill and indefinite-lived brand names are not amortized. As of April 30, 2003, we consider all of our brand names to have indefinite lives.

We assess our brand names and goodwill for impairment at least annually to ensure that future cash flows continue to exceed the related book value. A brand name is impaired if its book value exceeds its fair value. Goodwill is evaluated for impairment if the book value of its reporting unit exceeds its fair value. Fair value is determined using discounted future cash flows, with consideration of market values for similar assets when available. If the fair value of an evaluated asset is less than its book value, the asset is written down to its estimated fair value.

Considerable management judgment is necessary to assess impairment and estimate fair value. The assumptions used in our evaluations, such as forecasted growth rates and cost of capital, are consistent with our internal projections and operating plans.

PROPERTY, PLANT, AND EQUIPMENT. We depreciate our property, plant, and equipment on a straight-line basis using our estimates of useful life, which are 20 to 40 years for buildings and improvements, 3 to 10 years for machinery and equipment, and 3 to 7 years for capitalized software.

We assess our property, plant and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset or asset group may not be recoverable. Fair value is determined using discounted future cash flows, with consideration of market values for similar assets when available. If the fair value of an evaluated asset is less than its book value, the asset is written down to its estimated fair value.

Considerable management judgment is necessary to assess impairment and estimate fair value. Assumptions used in these evaluations are consistent with our internal projections and operating plans.

PENSION AND OTHER POSTRETIREMENT BENEFITS. We sponsor various defined benefit pension plans as well as postretirement plans providing retiree health care and retiree life insurance benefits. Benefits are based on such factors as years of service and compensation level during employment. The benefits expected to be paid are expensed over the employees' expected service. This requires us to make certain assumptions to determine the expected benefit, such as interest rates, return on plan assets, the rate of salary increases, expected service, and health care cost trend rates.

The assets, obligations, and assumptions used to measure pension and retiree medical expenses are determined as of January 31 of the preceding year (measurement date). Because obligations are measured on a discounted basis, the discount rate is a significant assumption. It is based on interest rates for high-quality, long-term corporate debt at each measurement date. The expected return on pension plan assets is based on our historical experience and our expectations for long-term rates of return. The other assumptions also reflect our historical experience and management's best judgment regarding future expectations. We review our assumptions on each annual measurement date.

Several of our pension plans experienced shortfalls in market values of plan assets versus the accounting measurement of accumulated obligation as of January 31, 2003. As a result of this condition, we were required to record a $76 million reduction in equity (net of deferred tax) as of that date. This adjustment had no effect on our earnings or ability to meet current debt covenants and maintain current debt ratings, and is not expected to affect our liquidity or capital resources.

For fiscal 2004, we have reduced the discount rate from 7.0% to 6.5%, based on Moody's AA corporate bond index. We have also lowered the expected return on plan assets from 9.5% to 8.75% to more closely approximate actual historical long-term returns. As a result, pension and postretirement benefit expense for fiscal 2004 is estimated to be approximately $8 million, compared to $2 million of income for fiscal 2003.

CONTINGENCIES. We operate in a litigious environment, and we get sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate.

Among our pending suits is a claim by Diageo PLC, our former distributor of Jack Daniel's in the U.K., under a contract that expired on July 31, 2002. Diageo claims that it had a right to renew the contract, while we contend that no such right existed because of the distributor's failure to meet certain required performance criteria or tender the required renewal payment. The suit seeks damages against us for lost profits from distribution of the brand during the renewal period, which are claimed to be between 35 million and 42 million British pounds ($56 million and $67 million at April 30, 2003). We and our legal advisors believe that our interpretation of the contract is correct and will vigorously pursue a judicial determination to that effect. A trial has been scheduled for March 2004.

We accrue estimated costs for a contingency when we believe that a loss is probable, and adjust the accrual as appropriate to reflect changes in facts and circumstances. In our opinion, based on advice from legal counsel, none of the suits or claims against us will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

                                  Brown-Forman
                        CONSOLIDATED STATEMENT OF INCOME

(Expressed in millions, except per share amounts)
--------------------------------------------------------------------------------
Year Ended April 30,                            2001         2002         2003
--------------------------------------------------------------------------------
Net sales                                      $2,195       $2,224       $2,378
Excise taxes                                      256          250          318
Cost of sales                                     786          841          878
                                               --------------------------------

   Gross profit                                 1,153        1,133        1,182


Advertising expenses                              294          298          321
Selling, general, and administrative expenses     488          475          487
Other expense (income), net                        (3)           7           (4)
                                               --------------------------------
   Operating income                               374          353          378


Interest income                                     8            3            3
Interest expense                                   16            8            8
                                               --------------------------------
   Income before income taxes                     366          348          373


Taxes on income                                   133          120          128
                                               --------------------------------


   Net income                                  $  233       $  228       $  245
                                               ================================


Earnings per share
 - Basic                                       $ 3.40       $ 3.33       $ 3.64
 - Diluted                                     $ 3.40       $ 3.33       $ 3.63
                                               ================================

The accompanying notes are an integral part of the consolidated financial statements.

                                  Brown-Forman
                           CONSOLIDATED BALANCE SHEET

(Expressed in millions, except share and per share amounts)
--------------------------------------------------------------------------------
April 30,                                                    2002          2003
--------------------------------------------------------------------------------
Assets
------
Cash and cash equivalents                                   $ 116         $  72

Accounts receivable, less allowance for doubtful
   accounts of $16 in 2002 and $12 in 2003                    280           325

Inventories:
   Barreled whiskey                                           219           222
   Finished goods                                             183           203
   Work in process                                            121           112
   Raw materials and supplies                                  58            48
                                                           ---------------------
      Total inventories                                       581           585

Current portion of deferred income taxes                       31            56
Other current assets                                           24            30
                                                           ---------------------
Total Current Assets                                        1,032         1,068

Property, plant, and equipment, net                           434           506
Prepaid pension cost                                          108            39
Investment in affiliates                                      127            41
Trademarks and brand names                                      8           235
Goodwill                                                      246           311
Other assets                                                   61            64
                                                           ---------------------
Total Assets                                               $2,016        $2,264
                                                           =====================

Liabilities
-----------
Commercial paper                                            $ 167        $  167
Accounts payable and accrued expenses                         296           297
Accrued taxes on income                                        32            44
Current portion of long-term debt                              --            40
                                                           ---------------------
Total Current Liabilities                                     495           548

Long-term debt                                                 40           629
Deferred income taxes                                          58            78
Accrued pension and other postretirement benefits              90           143
Other liabilities                                              22            26
                                                           ---------------------
Total Liabilities                                             705         1,424
                                                           ---------------------
Commitments and contingencies

Stockholders' Equity
--------------------
Common Stock:
  Class A, voting, $0.15 par value;
    authorized shares, 30,000,000;
    issued shares, 28,988,091                                   4             4
  Class B, nonvoting, $0.15 par value;
    authorized shares, 60,000,000;
    issued shares, 40,008,147                                   6             6

Retained earnings                                           1,360         1,506

Treasury stock, at cost
 (648,000 and 8,429,000 common shares
  in 2002 and 2003, respectively)                             (40)         (593)

Accumulated other comprehensive loss:
  Cumulative translation adjustment                           (15)           (2)
  Pension liability adjustment                                 (3)          (79)
  Unrealized loss on cash flow hedge contracts                 (1)           (2)
                                                           ---------------------
    Total accumulated other comprehensive loss                (19)          (83)
                                                           ---------------------
Total Stockholders' Equity                                  1,311           840
                                                           ---------------------
Total Liabilities and Stockholders' Equity                 $2,016        $2,264
                                                           =====================

The accompanying notes are an integral part of the consolidated financial statements.

                                  Brown-Forman
                      CONSOLIDATED STATEMENT OF CASH FLOWS

(Expressed in millions; amounts in brackets are reductions of cash)
--------------------------------------------------------------------------------
Year Ended April 30,                                   2001      2002      2003
--------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                         $ 233     $ 228     $ 245
   Adjustments to reconcile net income to net cash
    provided by (used for) operations:
      Depreciation                                       53        55        55
      Amortization                                       11        --        --
      Deferred income taxes                             (40)      (43)      (15)
      Other                                               2         3         1
      Change in assets and liabilities, excluding
       the effects of businesses acquired or sold:
         Accounts receivable                             (9)       23       (30)
         Inventories                                    (63)        5         2
         Other current assets                             3         5        (4)
         Accounts payable and accrued expenses           10        15       (18)
         Accrued taxes on income                         44       (13)       12
         Noncurrent assets and liabilities              (12)      (29)       (5)
                                                       -------------------------
      Cash provided by operating activities             232       249       243
                                                       -------------------------

Cash flows from investing activities:
   Additions to property, plant and equipment           (96)      (71)     (119)
   Investment in affiliates                            (110)       --        --
   Acquisition of businesses, net of cash acquired       (4)       --       (99)
   Computer software expenditures                        (3)       (8)       (8)
   Trademark and patent expenditures                     (1)       --        (1)
   Disposals of property, plant, and equipment           --        --         1
                                                       -------------------------
      Cash (used for) investing activities             (214)      (79)     (226)
                                                       -------------------------

Cash flows from financing activities:
   Net change in commercial paper                       (16)      (37)       --
   Proceeds from long-term debt                          --        --       596
   Debt issuance costs                                   --        --        (4)
   Reduction of long-term debt                           (7)       --        --
   Proceeds from exercise of stock options                1         4         7
   Dividends paid                                       (87)      (94)      (99)
   Acquisition of treasury stock                         (3)      (13)     (561)
                                                       -------------------------
      Cash (used for) financing activities             (112)     (140)      (61)
                                                       -------------------------
Net increase (decrease) in cash and cash equivalents    (94)       30       (44)

Cash and cash equivalents, beginning of year            180        86       116
                                                       -------------------------
Cash and cash equivalents, end of year                 $ 86      $116      $ 72
                                                       =========================
The accompanying notes are an integral part of the consolidated financial statements.

                                  Brown-Forman
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Dollars expressed in millions, except per share amounts)
--------------------------------------------------------------------------------
Year Ended April 30,                                   2001      2002      2003
--------------------------------------------------------------------------------

Class A Common Stock                                    $ 4       $ 4       $ 4

Class B Common Stock                                      6         6         6

Retained Earnings:
   Balance at beginning of year                       1,080     1,226     1,360
   Net income                                           233       228       245
   Cash dividends ($1.28, $1.36, and $1.45 per
    share in 2001, 2002, and 2003, respectively)        (87)      (94)      (99)
                                                     ---------------------------
   Balance at end of year                             1,226     1,360     1,506
                                                     ---------------------------
Treasury Stock, at cost:
   Balance at beginning of year                        (30)       (32)      (40)
   Acquisition of treasury stock                        (3)       (13)     (561)
   Treasury stock issued under compensation plans        1          5         8
                                                     ---------------------------
   Balance at end of year                              (32)       (40)     (593)
                                                     ---------------------------
Accumulated Other Comprehensive Loss:
   Balance at beginning of year                        (12)       (17)      (19)
   Net other comprehensive loss                         (5)        (2)      (64)
                                                     ---------------------------
   Balance at end of year                              (17)       (19)      (83)
                                                     ---------------------------
Total Stockholders' Equity                           $1,187     $1,311    $ 840
                                                     ===========================
Comprehensive Income:
   Net income                                        $  233      $ 228    $ 245
   Other comprehensive income (loss):
   Foreign currency translation adjustment               (5)         2       13
   Pension liability adjustment,
    net of tax of $52 in 2003                            --         (3)     (76)
   Amounts related to cash flow hedges:
      Cumulative effect of accounting change,
       net of tax of $1 in 2002                          --          2       --
      Reclassification to earnings,
       net of tax of $1 in 2002 and $4 in 2003           --         (2)       6
      Net loss on hedging instruments,
       net of tax of $1 in 2002 and $4 in 2003           --         (1)      (7)
                                                     ---------------------------
         Net other comprehensive loss                    (5)        (2)     (64)
                                                     ---------------------------
   Total Comprehensive Income                        $  228    $   226  $   181
                                                     ===========================

Class A Common Shares Outstanding (in thousands):
   Balance at beginning of year                      28,988     28,988   28,891
   Acquisition of treasury stock                         --        (97)    (471)
                                                     ---------------------------
   Balance at end of year                            28,988     28,891   28,420
                                                     ---------------------------
Class B Common Shares Outstanding (in thousands):
   Balance at beginning of year                      39,524     39,471   39,457
   Acquisition of treasury stock                        (75)       (93)  (7,436)
   Treasury stock issued under compensation plans        22         79      126
                                                     ---------------------------
   Balance at end of year                            39,471     39,457   32,147
                                                     ---------------------------
Total Common Shares Outstanding                      68,459     68,348   60,567
                                                     ===========================

The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (Dollars expressed in millions, except per share and per option amounts)


1.  ACCOUNTING POLICIES

References to "FASB" are to the Financial Accounting Standards Board, the private-sector organization that establishes financial accounting and reporting standards, including Statements of Financial Accounting Standards ("SFAS").

PRINCIPLES OF CONSOLIDATION. Our consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. We use the equity method to account for investments in affiliates over which we can exercise significant influence (but not control). We carry all other investments in affiliates at cost. We eliminate all intercompany transactions.

CASH EQUIVALENTS. Cash equivalents include bank demand deposits and all highly liquid investments with original maturities of three months or less.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We evaluate the collectibility of accounts receivable based on a combination of factors. When we are aware of circumstances that may impair a specific customer's ability to meet its financial obligations, we record a specific allowance to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, the current business environment, and our historical collection experience for customers of similar nature and background.

INVENTORIES. We state inventories at the lower of cost or market, with approximately 85% of consolidated inventories being valued using the last-in, first-out (LIFO) method. All remaining inventories are valued using either the first-in, first-out or the average cost methods. If we did not use the LIFO method, inventories would have been $119 and $130 higher than reported at April 30, 2002 and 2003, respectively.

Whiskey must be barreled for several years, so we bottle and sell only a portion of our whiskey inventory each year. Following industry practice, we classify all barreled whiskey as a current asset. We include warehousing, insurance, ad valorem taxes, and other carrying charges applicable to barreled whiskey in inventory costs.

We classify bulk wine inventories as work in process.

PROPERTY, PLANT, AND EQUIPMENT. We state property, plant and equipment at cost less accumulated depreciation. We calculate depreciation on a straight-line basis over the estimated useful lives of the assets as follows: 20 to 40 years for buildings and improvements, 3 to 10 years for machinery and equipment, and 3 to 7 years for capitalized software costs.

TREASURY STOCK. As of April 30, 2003, we held approximately 8,429,000 shares of our common stock (568,000 of Class A and 7,861,000 of Class B) as treasury stock. These include approximately 471,000 Class A and 7,436,000 Class B shares repurchased through a tender offer in March 2003.

FOREIGN CURRENCY TRANSLATION. The U.S. dollar is the functional currency for most of our consolidated operations. For those operations, we report all gains and losses from foreign currency transactions in current income. The local currency is the functional currency for some foreign operations. For those investments, we report cumulative translation effects in the cumulative translation adjustment to stockholders' equity.

REVENUE RECOGNITION. We recognize revenue when title and risk of loss pass to the buyer, which typically is at the time the product is shipped.

COST OF SALES. Cost of sales includes the costs of receiving, producing, inspecting, warehousing, insuring, and shipping goods sold during the period.

SHIPPING AND HANDLING FEES AND COSTS. We report the amounts we bill to our customers for shipping and handling as net sales, and we report the costs we incur for shipping and handling as cost of sales.

ADVERTISING COSTS. We expense most advertising costs as we incur them, but we capitalize and amortize certain direct-response advertising costs over periods not exceeding one year. Capitalized advertising costs totaled $12 and $9 as of April 30, 2002 and 2003, respectively.

SALES INCENTIVES. We offer sales discounts and provide consideration to certain of our distributors under cooperative advertising arrangements. Discounts, which are recorded as a reduction of net sales, totaled $90, $106, and $118 for 2001, 2002, and 2003, respectively. The cost of cooperative advertising arrangements, which are recorded as advertising expenses, totaled $11, $11, and $10 for 2001, 2002, and 2003, respectively.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses include the costs associated with our sales force, administrative staff and facilities, and other expenses related to the non-production functions of our business.

EARNINGS PER SHARE. We calculate basic earnings per share as net income divided by the weighted average number of common shares outstanding during the year. We calculate diluted earnings per share the same way, except that the denominator also includes the additional common shares that would have been issued if outstanding stock options had been exercised, as determined by applying the treasury stock method.

The following table presents information concerning basic and diluted earnings per share:

Year Ended April 30,                                 2001       2002       2003
--------------------------------------------------------------------------------
Basic and diluted net income                         $233       $228       $245

Share data (in thousands):
   Basic average common shares outstanding         68,476     68,339     67,374
   Effect of dilutive stock options                    92        145        189
                                                   -----------------------------
   Diluted average common shares outstanding       68,568     68,484     67,563
                                                   =============================

Basic net income per share                          $3.40      $3.33      $3.64
Diluted net income per share                        $3.40      $3.33      $3.63

STOCK OPTIONS. We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options. Accordingly, no stock-based employee compensation cost is reflected in net income, as no options granted under those plans had an exercise price below the market value of the underlying stock on the grant date. The following table illustrates the effect on net income and earnings per share if we had instead recognized compensation expense for stock options based on their fair value at their grant dates consistent with the methodology prescribed under SFAS 123, "Accounting for Stock-Based Compensation."

Year Ended April 30,                                 2001       2002       2003
--------------------------------------------------------------------------------
Net income, as reported                              $233       $228       $245
Stock-based employee compensation
 expense determined under fair value
 based method, net of tax                               3          4          4
                                                     ---------------------------
   Pro forma net income                              $230       $224       $241
                                                     ===========================
Earnings per share - pro forma:
   Basic                                            $3.35      $3.27      $3.58
   Diluted                                          $3.35      $3.27      $3.57

Earnings per share - as reported:
   Basic                                            $3.40      $3.33      $3.64
   Diluted                                          $3.40      $3.33      $3.63


Our stock option plan requires that we purchase shares to satisfy stock option requirements, thereby avoiding future dilution of earnings that would occur from issuing additional shares. We acquire treasury shares from time to time in anticipation of these requirements. We intend to hold enough treasury stock so that the number of diluted shares is always less than the original number of shares outstanding at inception of the stock option plan (as adjusted for any share repurchases or issuances unrelated to the plan). The extent to which diluted shares exceed the number of basic shares is determined by how much our stock price has appreciated since options were granted, irrespective of how many treasury shares we have acquired.

ESTIMATES. To prepare financial statements that conform with generally accepted accounting principles, our management must make informed estimates that affect how we report revenues, expenses, assets, and liabilities, including contingent assets and liabilities. Actual results could (and probably will) differ from these estimates.

Reclassifications. We have reclassified some prior year amounts to conform with this year's presentation.

OTHER. Effective May 1, 2001, we adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 resolves certain implementation issues related to SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The adoption of SFAS 144 did not have a material impact on our consolidated financial statements.

In June 2002, the FASB issued SFAS 146, "Accounting for Exit or Disposal Activities." SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including certain severance-type costs and costs to close or consolidate facilities. SFAS 146 requires liabilities associated with exit and disposal activities initiated after December 31, 2002, to be expensed as incurred.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. As of April 30, 2003, we had no material guarantees subject to the provisions of this Interpretation.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses the accounting for assets held in other entities such as trusts and special-purpose companies. As the leasing arrangement that held our developing vineyard properties in a separate trust was terminated in 2003, we had no variable interest entities subject to the provisions of this Interpretation at April 30, 2003.


2. GOODWILL AND OTHER INTANGIBLE ASSETS

In July 2001, the FASB issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS 141 also specifies the criteria under which intangible assets acquired in a purchase method business combination should be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be assessed for impairment at least annually by applying a fair value-based test. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS
144. We adopted SFAS 142 as of May 1, 2001.

The following table adjusts reported net income and earnings per share for 2001 to exclude amortization of goodwill and other intangible assets with indefinite useful lives:

                                                 Net       Per
Year Ended April 30, 2001                      Income     Share
---------------------------------------------------------------
As reported                                     $233      $3.40
Amortization of goodwill                          10       0.14
Amortization of equity method intangibles          2       0.03
Amortization of trademarks                         1       0.01
                                               ----------------
Adjusted                                        $246      $3.58
                                               ================

Equity method intangibles totaling $92 and $9 as of April 30, 2002 and 2003, respectively, are included in "Investment in Affiliates" in the accompanying consolidated balance sheet. We have no significant intangible assets with definite useful lives and thus had no significant amortization expense during 2002 or 2003.


3.  ACQUISITIONS

Until we adopted SFAS 142 effective May 1, 2001, we were amortizing the goodwill and other indefinite-lived intangibles related to acquisitions over forty years from their respective acquisition dates. The following are major acquisitions made over the past 3 years, each of which was accounted for as a purchase.

FINLANDIA. During 2000, we acquired 45% of Finlandia Vodka Worldwide Ltd ("FVW") for $84. We acquired an additional 35% interest for $72 (net of cash acquired) in December 2002. This increased our total interest in FVW to 80% and our total net investment to $158, which we have preliminarily allocated to the individual assets and liabilities acquired. The investment consists primarily of the Finlandia brand name, which has an indefinite useful life. For financial reporting purposes, we have preliminarily assigned a value of $215 to the Finlandia brand name, which is partially offset by a deferred income tax liability of $57.

The minority shareholder of FVW (Altia Corporation) has an option during a two-year window beginning December 31, 2004, to require us to buy its remaining 20% interest in FVW. Buying the remaining interest would cost us approximately 39 million euros ($43 at April 30, 2003) plus interest of 4.5% per year from August 1, 2000.

TUACA. On February 11, 2003, we acquired the remaining 55% interest in Distillerie Tuoni e Canepa ("T&C") for $27 in cash (net of cash acquired) and a promissory note of $33 that is to be paid in March 2004. T&C is the Italy-based owner and producer of Tuaca liqueur, which we have distributed in the United States since 1999. This increased our total investment in T&C to $77, which we have preliminarily allocated to the individual assets and liabilities acquired. The investment consists primarily of indefinite-lived intangible assets, including the Tuaca brand name and goodwill. We are in the process of obtaining third-party valuations of those intangibles for financial reporting purposes, but have preliminarily assigned a value of $12 to the Tuaca brand name and $65 to goodwill.

The operating results of both FVW and T&C have been consolidated with our financial statements since we acquired majority ownership during fiscal 2003. (We previously accounted for our investments in those companies using the equity method). Consolidated pro forma operating results for the fiscal years ended April 30, 2001, 2002 and 2003 would not have been materially different from the actual amounts reported for those periods.

The following table shows the effect of the T&C acquisition on the amount recorded as goodwill in the accompanying consolidated balance sheet:

                                                Wine and    Consumer
                                                 Spirits    Durables     Total
                                                --------    --------   --------
Goodwill:
   Balance as of April 30, 2002                   $116        $130       $246
   Additions related to Tuoni e Canepa:
      Reclassified from Investment in Affiliates    10          --         10
      Acquired during period                        55          --         55
                                                  ------------------------------
   Balance as of April 30, 2003                   $181        $130       $311
                                                  ==============================


4. COMMITMENTS

We have contracted with various growers and wineries to supply some of our future grape and bulk wine requirements. Most of these contracts call for prices to be determined by market conditions, but some contracts provide for minimum purchase prices that may exceed market prices. We have purchase obligations related to these contracts of $41 in 2004, $40 in 2005, $37 in 2006, $34 in 2007, $27 in 2008, and $68 after 2008.

We made rental payments for real estate, vehicles, as well as office, computer, and manufacturing equipment under operating leases of $28 in 2001, $31 in 2002, and $32 in 2003. We have commitments related to minimum lease payments of $29 in 2004, $22 in 2005, $14 in 2006, $10 in 2007, $6 in 2008, and $5 after 2008.


5. CREDIT FACILITIES

We have committed revolving credit agreements with various domestic and international banks for $400, $200 of which expire in fiscal 2004 and the remaining $200 of which expire in fiscal 2007. The most restrictive of the agreements' covenants requires that our consolidated total debt to consolidated net worth not exceed a ratio of 2 to 1. At April 30, 2003, we were well within this covenant's parameters. At April 30, 2003, we also had $220 of debt securities available for issuance under an SEC shelf registration.


6. DEBT

Our long-term debt consisted of the following:

April 30,                                              2002           2003
--------------------------------------------------------------------------------
2.125% notes, due 2006                                 $ --           $249
3.0% notes, due 2008                                     --            347
6.82% to 7.38% notes, due 2005                           30             30
Non-interest bearing note, due 2004                      --             33
Variable rate industrial
 revenue bonds, due through 2026                         10             10
                                                 -------------------------------
                                                       $ 40           $669
Less current portion                                     --             40
                                                 -------------------------------
                                                       $ 40           $629
                                                 ===============================

Long-term debt payments of $40 are to be made during fiscal 2004. Additional debt payments required over the next five fiscal years consist of $280 in 2006 and $350 in 2008. Cash paid for interest was $16 in 2001, $8 in 2002, and $5 in 2003. The weighted average interest rates on the variable rate industrial revenue bonds were 1.8% and 1.6% at April 30, 2002 and 2003, respectively. In addition to long-term debt, we had commercial paper outstanding with weighted average interest rates of 1.8% and 1.2% at April 30, 2002 and 2003, respectively.


7. FOREIGN CURRENCY RISK MANAGEMENT AND DERIVATIVE FINANCIAL INSTRUMENTS

Effective May 1, 2001, we adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." That Statement requires that all derivative instruments be reported on the balance sheet at fair value. The cumulative effect of adopting SFAS 133 was not material to our consolidated financial statements.

We use foreign currency options and forward contracts, generally with average maturities of less than one year, as protection against the risk that the eventual U.S. dollar cash flows resulting from our forecasted sales and purchases of goods in foreign currencies will be adversely affected by changes in exchange rates. We designate these derivative financial instruments as cash flow hedges.

We formally assess (both at inception and at least quarterly) whether the derivative financial instruments are effective at offsetting changes in the cash flows of the hedged transactions. We defer the effective portion of a derivative's change in fair value in Accumulated Other Comprehensive Income
(Loss) until the underlying hedged transaction is recognized in earnings. We recognize any ineffective portion of the change in fair value immediately in earnings.

No material gains or losses were recognized in earnings due to the ineffectiveness of cash flow hedges. We expect to reclassify the majority of the existing $2 net loss from Accumulated Other Comprehensive Loss to earnings during fiscal 2004. However, the amount we ultimately reclassify may differ as a result of future changes in exchange rates.

We had outstanding foreign currency option and forward contracts, hedging primarily British pound, euro, Australian dollar, and Japanese yen revenues, with notional amounts totaling $122 and $110 at April 30, 2002 and 2003, respectively. Our credit exposure is, however, limited to the contracts' fair value (see Note 8) rather than their notional amounts. We minimize credit losses by entering into foreign currency contracts only with major financial institutions that have earned investment grade credit ratings.


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

We estimate the fair value of long-term debt using discounted cash flows based on our incremental borrowing rates for similar debt. The fair value of foreign currency contracts is based on quoted market prices. A comparison of the fair values and carrying amounts of these instruments is as follows:

April 30,                            2002                        2003
--------------------------------------------------------------------------------
                            Carrying        Fair        Carrying         Fair
                             Amount         Value         Amount         Value
--------------------------------------------------------------------------------
Assets:
   Cash and
    cash equivalents          $116          $116          $ 72           $ 72

Liabilities:
   Foreign currency
    contracts                    1             1             3              3
   Commercial paper            167           167           167            167
   Long-term debt               40            42           669            669


9.  BALANCE SHEET INFORMATION

April 30,                                              2002           2003
--------------------------------------------------------------------------------
Property, plant, and equipment:
   Land                                                $ 69           $ 88
   Buildings                                            293            314
   Equipment                                            503            518
   Construction in process                               36             68
                                                 -------------------------------
                                                        901            988
   Less accumulated depreciation                        467            482
                                                 -------------------------------
                                                       $434           $506
                                                 ===============================

Accounts payable and accrued expenses:
   Accounts payable, trade                             $ 80           $ 94
   Accrued expenses:
      Advertising                                        65             50
      Compensation and commissions                       62             64
      Excise and other non-income taxes                  16             18
      Self-insurance claims                              13             12
      Interest                                            2              4
      Other                                              58             55
                                                 -------------------------------
                                                        216            203
                                                 -------------------------------
                                                       $296           $297
                                                 ===============================

10. TAXES ON INCOME

We incur income taxes on our domestic and foreign operations. The following table, which is based on the locations of the taxable entities from which sales were derived (rather than the location of customers), presents the domestic and foreign components of our income before income taxes:

Year Ended April 30,                        2001          2002           2003
--------------------------------------------------------------------------------
United States                               $329          $315           $305
Foreign                                       37            33             68
                                            ------------------------------------
                                            $366          $348           $373
                                            ====================================

The income shown above was determined according to financial accounting standards. Because those standards sometimes differ from the tax rules used to calculate taxable income, there are differences between: (a) the amount of taxable income and pretax financial income for a year; and (b) the tax bases of assets or liabilities and their amounts as recorded in our financial statements. As a result, we recognize a current tax liability for the estimated income tax payable on the current tax return, and deferred tax liabilities (income tax payable on income that will be recognized on future tax returns) and deferred tax assets (income tax refunds from deductions that will be recognized on future tax returns) for the estimated effects of the differences mentioned above. Deferred tax assets and liabilities as of the end of each of the last two years were as follows:

April 30,                                              2002           2003
--------------------------------------------------------------------------------
Deferred tax assets:
   Postretirement and other benefits                   $  7           $ 54
   Accrued liabilities and other                         20             15
   Intercompany transactions                              9             42
                                             -----------------------------------
   Total deferred tax assets                             36            111
                                             -----------------------------------
Deferred tax liabilities:
   Trademarks and brand names                            --             62
   Property, plant, and equipment                        37             38
   Undistributed foreign earnings                        17             17
   Other                                                  9             16
                                             -----------------------------------
   Total deferred tax liabilities                        63            133
                                             -----------------------------------
Net deferred tax liability                             $ 27           $ 22
                                             ===================================

Deferred income taxes were not provided on undistributed earnings of certain foreign subsidiaries ($149, $161, and $186 at April 30, 2001, 2002, and 2003,
respectively) because we expect these undistributed earnings to be reinvested indefinitely overseas. If these amounts were not considered permanently reinvested, additional deferred taxes of approximately $33, $38, and $41 would have been provided as of April 30, 2001, 2002, and 2003, respectively.

Total income tax expense for a year includes the tax associated with the current tax return ("current tax expense") and the change in the net deferred tax liability ("deferred tax expense"). Total income tax for each of the last three years was as follows:


Year Ended April 30,                        2001          2002          2003
--------------------------------------------------------------------------------
Current:
   Federal                                  $153          $144          $114
   Foreign                                     6             5            13
   State and local                            14            14            16
                                            ------------------------------------
                                             173           163           143
                                            ------------------------------------

Deferred:
   Federal                                   (34)          (35)          (11)
   Foreign                                    --            --            (2)
   State and local                            (6)           (8)           (2)
                                            ------------------------------------
                                             (40)          (43)          (15)
                                            ------------------------------------
                                            $133          $120          $128
                                            ====================================

Cash paid for income taxes was $129 in 2001, $175 in 2002, and $130 in 2003.

Our consolidated effective tax rate may differ from current statutory rates due to the recognition of amounts for events or transactions that have no tax consequences. The following table reconciles our effective tax rate to the federal statutory tax rate in the United States:

                                             Percent of Income Before Taxes
--------------------------------------------------------------------------------
Year Ended April 30,                        2001          2002           2003
--------------------------------------------------------------------------------
U.S federal statutory rate                  35.0%         35.0%          35.0%
State taxes, net of U.S.
   federal tax benefit                       2.3           2.3            2.5
Income taxed at other than U.S.
   federal statutory rate                   (1.0)         (1.3)          (2.0)
Tax benefit from export sales               (1.2)         (2.0)          (1.7)
Nondeductible amortization                   1.0            --             --
Other, net                                   0.2           0.5            0.4
                                           -------------------------------------
Effective rate                              36.3%         34.5%          34.2%
                                           =====================================

11. PENSION AND OTHER POSTRETIREMENT BENEFITS

We sponsor various defined benefit pension plans as well as postretirement plans providing retiree health care and retiree life insurance benefits. The following discussion provides information about our obligations related to these plans, the assets that are dedicated to meeting the obligations, and the amounts we recognized in our financial statements as a result of sponsoring these plans.

OBLIGATIONS. We provide eligible employees with pension and other postretirement benefits based on such factors as years of service and compensation level during employment. At the end of each year, we estimate the present value of our obligation to employees based on service rendered prior to that date. This table shows how the present value of our obligation changed during each of the last two years.

                                             Pension           Medical and Life
                                             Benefits         Insurance Benefits
--------------------------------------------------------------------------------
Year Ended April 30,                      2002      2003        2002      2003
--------------------------------------------------------------------------------
Obligation at beginning of year           $366      $402        $ 47      $ 69
Service cost                                14        13           1         2
Interest cost                               27        27           3         5
Plan amendments                              3        --           6        --
Actuarial loss (gain)                       10        25          15         7
Benefits paid                              (18)      (18)         (3)       (4)
                                        ----------------------------------------
Obligation at end of year                 $402      $449        $ 69      $ 79
                                        ========================================

Service cost represents the present value of the benefits attributed to service rendered by employees during the year. Interest cost is the increase in the present value of the obligation due to the passage of time. Plan amendments refer to changes in the present value of the obligation due to changing the terms of a plan. Actuarial loss (gain) is the change in value of the obligation resulting from experience different from that assumed or from a change in an actuarial assumption. (The actuarial assumptions used are discussed at the end of this note).

The pension obligation shown above ("projected benefit obligation") consists of
(a) benefits earned by employees to date based on current salary levels ("accumulated benefit obligation"); and (b) benefits to be received by the employees as a result of expected future salary increases. (The obligation for medical and life insurance benefits is not affected by future salary increases).

ASSETS. This table shows how the fair value of assets we have specifically set aside for pension plans changed during each of the last two years. (We do not have assets set aside for postretirement medical or life insurance benefits).

                                             Pension           Medical and Life
                                             Benefits         Insurance Benefits
--------------------------------------------------------------------------------
Year Ended April 30,                      2002      2003        2002      2003
--------------------------------------------------------------------------------
Fair value at beginning of year           $516      $431        $ --      $ --
Actual return on plan assets               (68)      (80)         --        --
Company contributions                        1         1           3         4
Benefits paid                              (18)      (18)         (3)       (4)
                                        ----------------------------------------
Fair value at end of year                 $431      $334        $ --      $ --
                                        ========================================


FUNDED STATUS. The funded status of a plan refers to the difference between its assets and its obligations. This amount differs from the amount recognized on the balance sheet because, as discussed below, certain changes in the present value of the obligation and the fair value of the plan assets are amortized over several years for accounting purposes. This table reconciles the funded status of the plans to the net amount recognized on the balance sheet.

                                             Pension           Medical and Life
                                             Benefits         Insurance Benefits
--------------------------------------------------------------------------------
April 30,                                 2002      2003        2002      2003
--------------------------------------------------------------------------------
Assets                                   $ 431     $ 334         $ --     $ --
Obligations                               (402)     (449)         (69)     (79)
                                          --------------------------------------
Funded status                               29      (115)         (69)     (79)
Unrecognized net loss                       49       203            4       12
Unrecognized prior service cost             11         8            5        5
Unrecognized transition asset               (4)       (1)          --       --
                                          --------------------------------------
Net amount recognized on balance sheet   $  85     $  95         $(60)    $(62)
                                          ======================================

The unrecognized net loss for the pension plans primarily relates to the difference between the actual cumulative return on plan assets versus the expected cumulative return. (See below for assumptions regarding expected return on plan assets).

The net amount is recognized on the consolidated balance sheet as follows:

                                             Pension           Medical and Life
                                             Benefits         Insurance Benefits
--------------------------------------------------------------------------------
April 30,                                 2002      2003        2002      2003
--------------------------------------------------------------------------------
Prepaid pension cost                      $108      $ 39        $ --      $ --
Accrued postretirement benefits            (30)      (81)        (60)      (62)
Other assets                                 4         6          --        --
Accumulated other comprehensive loss         3       131          --        --
                                          --------------------------------------
Net amount recognized on balance sheet    $ 85      $ 95        $(60)     $(62)
                                          ======================================

This table compares our pension plans that have assets in excess of their accumulated benefit obligations with those whose assets are less than their obligations. (As discussed above, we do not have assets set aside for postretirement medical or life insurance benefits).

                                                   Accumulated       Projected
                                                    Benefit           Benefit
                                 Plan Assets       Obligation        Obligation
-------------------------------------------------------------------------------
April 30,                        2002   2003       2002   2003      2002   2003
-------------------------------------------------------------------------------
Plans with assets in
 excess of accumulated
 benefit obligation              $403   $ 57       $302   $ 47      $336   $ 49
Plans with accumulated
 benefit obligation in
 excess of assets                  28    277         61    358        66    400
                                ------------------------------------------------
Total                            $431   $334       $363   $405      $402   $449
                                ================================================


PENSION INCOME. This table shows the components of pension income recognized during each of the last three years. The income for each year includes amortization of the net loss (gain), prior service cost, and transition asset that was unrecognized as of the beginning of the year.

                                                     Pension Benefits
--------------------------------------------------------------------------------
Year Ended April 30,                       2001            2002            2003
--------------------------------------------------------------------------------
Service cost                               $ 12            $ 14            $ 13
Interest cost                                25              27              27
Expected return on plan assets              (44)            (49)            (49)
Amortization of:
   Unrecognized prior service cost            1               1               1
   Unrecognized net loss (gain)              (2)             (2)             --
   Unrecognized transition asset             (3)             (3)             (2)
                                       -----------------------------------------
Net expense (income)                       $(11)           $(12)           $(10)
                                       =========================================

The prior service cost represents the cost of retroactive benefits granted in plan amendments. These costs are amortized on a straight-line basis over the average remaining service period of the employees expected to receive the benefits. The net loss (gain), which results from experience different from that assumed or from a change in actuarial assumptions, is amortized over at least that same period. The unrecognized transition asset is being amortized on a straight-line basis through 2004.

The pension expense (income) recorded during the year is estimated at the beginning of the year. As a result, the amount is calculated using an expected return on plan assets rather than the actual return. The difference between actual and expected returns is included in the unrecognized net loss (gain) at the end of the year.

As noted above, the expense (income) for each year includes the amortization of a portion of the net loss (gain) that was unrecognized as of the beginning of the year. For this reason, we recognized during 2002 a portion of the unrecognized net gain that existed at the beginning of the year despite the unrecognized net loss that occurred during 2002.

OTHER POSTRETIREMENT BENEFIT EXPENSE. This table shows the components of the postretirement medical and life insurance benefit expense that we recognized during each of the last three years.


                                           Medical and Life Insurance Benefits
--------------------------------------------------------------------------------
Year Ended April 30,                       2001            2002            2003
--------------------------------------------------------------------------------
Service cost                                $1              $1              $2
Interest cost                                3               3               5
                                       -----------------------------------------
Net expense                                 $4              $4              $7
                                       =========================================


ASSUMPTIONS AND SENSITIVITY. We used the following assumptions in determining the expense (income) and obligations related to our pension and other postretirement benefit plans:
                                                     Pension Benefits
--------------------------------------------------------------------------------
                                           2001            2002            2003
--------------------------------------------------------------------------------
Discount rate                              7.50%           7.00%           6.50%
Rate of salary increase                    4.50%           4.00%           4.00%
Expected return on plan assets            10.00%           9.50%           8.75%


                                           Medical and Life Insurance Benefits
--------------------------------------------------------------------------------
                                           2001            2002            2003
--------------------------------------------------------------------------------
Discount rate                              7.50%           7.00%           6.50%
Health care cost trend rates:
   Present rate before age 65              6.00%          10.00%           9.44%
   Present rate age 65 and after           5.70%          12.00%          11.19%


The discount rate represents the interest rate used to discount the cash-flow stream of benefit payments to a net present value as of current date. We base this rate on Moody's AA corporate bond index. A lower assumed discount rate increases the present value of the benefit obligation.

The assumed rate of salary increase reflects the expected annual increase in salaries as a result of inflation, merit increases, and promotions. A lower assumed rate decreases the present value of the benefit obligation.

The expected return on plan assets represents the long-term rate of return that we assume will be earned over the life of our pension assets. We have lowered this assumption since 2001 to more closely approximate actual historical long-term returns.

We project healthcare cost trend rates to decline gradually to 5.5% by 2010 and to remain level after that. Assumed healthcare cost trend rates have a significant effect on the amounts reported for postretirement medical plans. A one percentage point increase/decrease in assumed healthcare cost trend rates would have increased/decreased the accumulated postretirement benefit obligation as of April 30, 2003 by $6 and the aggregate service and interest costs for 2003 by $1.


12. BUSINESS SEGMENT INFORMATION

We do business in two operating segments - Wine and Spirits, and Consumer Durables. These segments reflect the two categories of products from which we derive our revenues. Our Wine and Spirits segment produces, imports, and markets wines and distilled spirits. Our Consumer Durables segment manufactures and sells china, crystal, ceramic and crystal collectibles, silver, luggage, and leather accessories.

Segment accounting policies are the same as the policies described in Note 1. We have no intersegment revenues.

The following tables reconcile segment operating results and asset information to consolidated amounts.

Year Ended April 30,              2001              2002              2003
--------------------------------------------------------------------------------
Net sales:
   Wine and Spirits              $1,572            $1,619            $1,797
   Consumer Durables                623               605               581
                                 -----------------------------------------------
   Consolidated                  $2,195            $2,224            $2,378
                                 ===============================================

Operating income:
   Wine and Spirits              $  327            $  336            $  348
   Consumer Durables                 47                17                30
Amounts not allocated to segments:
   Interest expense, net             (8)               (5)               (5)
                                 -----------------------------------------------
   Consolidated income
    before income taxes          $  366            $  348            $  373
                                 ===============================================

Depreciation and amortization:
   Wine and Spirits              $   40            $   37            $   38
   Consumer Durables                 24                18                17
                                 -----------------------------------------------
   Consolidated                  $   64            $   55            $   55
                                 ===============================================


April 30,                         2001              2002              2003
--------------------------------------------------------------------------------
Goodwill:
   Wine and Spirits              $  116            $  116            $  181
   Consumer Durables                130               130               130
                                 -----------------------------------------------
   Consolidated                  $  246            $  246            $  311
                                 ===============================================

Total assets:
   Wine and Spirits              $1,468            $1,573            $1,809
   Consumer Durables                471               443               455
                                 -----------------------------------------------
   Consolidated                  $1,939            $2,016            $2,264
                                 ===============================================

Our investments in affiliates are included in the Wine and Spirits segment's assets. Long-lived assets located outside the United States are not significant.

April 30,                         2001              2002              2003
--------------------------------------------------------------------------------

Additions to long-lived assets:
   Wine and Spirits              $   80            $   58            $   96
   Consumer Durables                 20                21                32
                                 -----------------------------------------------
   Consolidated                  $  100            $   79            $  128
                                 ===============================================

The following table presents geographic information about net sales:

Year Ended April 30,              2001              2002              2003
--------------------------------------------------------------------------------
Net sales:
   United States                 $1,825            $1,831            $1,826
   Other countries                  370               393               552
                                 -----------------------------------------------
                                 $2,195            $2,224            $2,378
                                 ===============================================

Net sales are attributed to countries based on where customers are located.

13.  CONTINGENCIES

We operate in a litigious environment, and we get sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate.

Among our pending suits is a claim by Diageo PLC, our former distributor of Jack Daniel's in the U.K. under a contract that expired on July 31, 2002. Diageo claims that it had a right to renew the contract, while we contend that no such right existed because of the distributor's failure to meet certain required performance criteria or tender the required renewal payment. The suit seeks damages against us for lost profits from distribution of the brand during the renewal period, which are claimed to be between 35 million and 42 million British pounds ($56 and $67 at April 30, 2003). We and our legal advisors believe that our interpretation of the contract is correct and will vigorously pursue a judicial determination to that effect. A trial has been scheduled for March 2004.

We accrue estimated costs for a contingency when we believe that a loss is probable, and adjust the accrual as appropriate to reflect changes in facts and circumstances. In our opinion, based on advice from legal counsel, none of the suits or claims against us will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.


14. ENVIRONMENTAL MATTERS

We face environmental claims resulting from the cleanup of several manufacturing or waste disposal sites in the United States. We accrue for losses associated with environmental cleanup obligations when such losses are probable and reasonably estimable. At some sites, there are other potentially responsible parties who are expected to bear part of the costs, in which cases our accrual is based on our estimate of our share of the total costs. A portion of the cleanup costs with respect to certain sites is expected to be paid by insurance. The estimated recovery of cleanup costs from insurers is recorded as an asset when receipt is deemed probable.

We do not believe that any additional environmental cleanup costs we incur will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.


15. STOCK OPTIONS

Under our Omnibus Compensation Plan ("the Plan"), we can grant stock options and other stock-based incentive awards for a total of 3,400,000 shares of common stock to eligible employees until April 30, 2005. Shares delivered to employees are limited by the Plan to shares that we purchase for this purpose. No new shares may be issued.

We grant stock options at an exercise price of not less than the fair value of the underlying stock on the grant date. Except for the stock options granted at an exercise price of $100 per share (discussed below), stock options granted under the Plan become exercisable after three years from the first day of the fiscal year of grant and expire seven years after that date. The fair values of these options granted during 2001, 2002, and 2003 were $14.38, $17.37, and $15.54 per option, respectively. Fair values were estimated using the Black-Scholes pricing model with the following assumptions:

                                      2001      2002      2003
--------------------------------------------------------------
Risk-free interest rate               6.2%      4.8%      3.9%
Expected volatility                  24.0%     23.6%     24.1%
Expected dividend yield               2.2%      2.1%      2.0%
Expected life (years)                   6         6         6

We have also granted 532,765 stock options with an exercise price of $100 per share that become exercisable on May 1, 2006, and expire on September 1, 2007. The fair value of these options was $5.77 per option, using the Black-Scholes pricing model and assuming a risk-free interest rate of 6.0%, expected volatility of 18.0%, an expected dividend yield of 2.2%, and an expected life of eight years.

As of April 30, 2003, we have no other stock-based awards outstanding under the Plan.

The following table summarizes option activity for the three years ended April 30, 2003. All options are for an equivalent number of shares of Class B common stock.

                                                                 Weighted
                                       Options                Average Exercise
                                     Outstanding              Price Per Option
                                     -----------              ----------------
Balance, April 30, 2000               1,401,381                   $70.28

   Granted                              421,735                    52.95
   Exercised                            (21,802)                   43.93
   Forfeited                             (3,999)                   52.65
                                     -----------              ----------------
Balance, April 30, 2001               1,797,315                    66.57

   Granted                              357,916                    71.48
   Exercised                            (79,298)                   48.11
   Forfeited                             (3,106)                   62.35
                                     -----------              ----------------
Balance, April 30, 2002               2,072,827                    68.13

   Granted                              368,917                    64.22
   Exercised                           (127,024)                   53.17
   Forfeited                               (525)                   76.26
                                     -----------              ----------------
Balance, April 30, 2003               2,314,195                   $68.33
                                     ===========              ================

The following table summarizes the status of stock options outstanding as of April 30, 2003, by exercise price:

                                            Remaining
Exercise Price        Options              Contractual               Options
  Per Option        Outstanding            Life (Years)            Exercisable
--------------      -----------            ------------            -----------
 $ 36.13                73,262                 3.0                    73,262
   49.13               146,126                 4.0                   146,126
   50.44               396,154                 7.0                      --
   61.25               201,754                 5.0                   201,754
   62.25               274,169                 6.0                   274,169
   64.22               368,917                 9.0                      --
   68.33               321,048                 8.0                      --
 $100.00               532,765                 4.3                      --
                    -----------            ------------            -----------
                     2,314,195                 6.2                   695,311
                    ===========            ============            ===========


16. RESTRUCTURING COSTS

During 2002, we accrued $17 of costs related to our decision to close three manufacturing plants in the Consumer Durables segment. The $17 included $9 of severance costs for 600 terminated employees, $5 of other estimated cash expenditures, and $3 of losses on impaired machinery and equipment. We closed one plant during fiscal 2002 and the other two during fiscal 2003. We have replaced the output of these plants by shifting a portion of production to two of our other facilities and by outsourcing the remainder. We have charged $10 of costs against the accrual through April 30, 2003, including $6 of severance costs, $2 of other cash expenditures, and $2 of losses on impaired machinery and equipment, leaving a remaining accrual balance of $7 as of April 30, 2003.

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

Our Code of Conduct and Compliance Guidelines set out unambiguously each employee's duty to ensure open communication throughout the company, disclose potential conflicts of interest, comply with all applicable domestic and foreign laws (including financial disclosure laws), and keep proprietary information confidential. The company systematically assesses compliance with these standards, including annual verification statements signed by all employees, and review by the Audit Committee of our Board of Directors (comprising independent directors).

INTERNAL AUDIT: We are also responsible for establishing and maintaining a system of internal audit designed to provide reasonable assurance at a reasonable cost that financial records are reliable for preparing financial statements and that assets are properly accounted for and safeguarded. We believe that, as of April 30, 2003, the internal audit system accomplishes its objectives adequately.

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




/s/ Owsley Brown II
Owsley Brown II
Chairman of the Board
 and Chief Executive Officer



/s/ Phoebe A. Wood
Phoebe A. Wood
Executive Vice President
 and Chief Financial Officer



                        REPORT OF INDEPENDENT ACCOUNTANTS


BROWN-FORMAN CORPORATION

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Brown-Forman Corporation and Subsidiaries (the "Company") at April 30, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" as of May 1, 2001.



/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky
May 30, 2003

           IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

From time to time, we make "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) related to our anticipated financial performance, business prospects, new products, and similar matters. Words like "believe," "expect," "anticipate," and "project" identify a forward-looking statement, which speaks only as of the date the statement is made. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

In the discussion and analysis in this Annual Report, we make several forward-looking statements, but we do not guarantee that the results indicated will actually be achieved. These statements are subject to a number of important risks and uncertainties that could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed. Here is a non-exclusive list of such risks and uncertainties:

GENERALLY: We operate in highly competitive markets. Our business is subject to changes in general economic conditions, changes in consumer preferences, the degree of acceptance of new products, and the uncertainties of litigation. As our business continues to expand outside the United States, our financial results are more exposed to foreign exchange rate fluctuations and the health of foreign economies. But the bulk of our business remains in the U.S., and our business prospects generally depend heavily on the state of the U.S. economy, which appears to be sluggish. Earnings could be adversely affected by terrorist attacks like those of September 11, 2001, and related subsequent events, including any U.S. response. Our international business could also be affected by reaction to the war in Iraq, including any potential boycott of U.S. products abroad; by the outbreak of hostilities with other nations, such as North Korea; and by threats of such bellicose behavior or boycotts. The spread of SARS or other contagious diseases could affect our business by discouraging tourism and restaurant dining.

WINE AND SPIRITS RISK FACTORS: The beverage alcohol business is not "recession proof." Our projections for our domestic beverage business assume that U.S. economic activity will continue at about the same pace as currently, and our earnings will be hurt if the economy weakens. Beverage wholesalers and retailers in the U.S. appear to be lowering their beverage trade inventories, which in turn lowers our shipments to them. Profits from our international beverage business may be adversely affected if the U.S. dollar strengthens against other currencies or if economic conditions deteriorate in our principal export markets, including the United Kingdom, Germany, Australia, Spain, France, Italy, and Japan. The long-term outlook for our beverage business anticipates continued success of Jack Daniel's Tennessee Whiskey, Southern Comfort, and our other core wine and spirits brands. This outlook is based in part on favorable demographic trends in the U.S. and many international markets for the sale of wine and spirits. We may not meet current expectations for our global beverage business if these demographic trends do not translate into corresponding sales increases. Profits could also be hurt by increases in the price of grain, grapes, or energy. Margins for our wine business are likely to stay low so long as the current oversupply of grapes continues.

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

CONSUMER DURABLES RISK FACTORS: Earnings from our consumer durables segment depend more on the state of the U.S. economy than earnings from our wine and spirits segment. Purchases of fine china and luggage are discretionary and can be deferred in uncertain economic times. Growth of fine china dinnerware hinges on the health of major department stores, one of the primary distribution channels for these products. Performance will also be affected by further department store consolidation, a soft retail environment at outlet malls, and consumer response to direct mail. The Hartmann luggage business continues to be adversely affected by reduced travel in the U.S. following September 11 and, more recently, by reduced international travel related to concerns about SARS. Any further terrorist attacks or other disruption could hurt luggage sales.

                                                                     Exhibit 21

                         SUBSIDIARIES OF THE REGISTRANT

                                          Percentage           State or
                                          of Voting          Jurisdiction
Name                                   Securities Owned    of Incorporation
----                                   ----------------    ----------------
AMG Trading, L.L.C.                           100%           Delaware
Brown-Forman Beverages Australia Pty. Ltd.    100%           Australia
Brown-Forman Beverages North Asia, L.L.C.     100%           Delaware
B-F Korea, L.L.C.                             100%           Delaware
Brown-Forman Beverages Poland                 100%           Poland
Brown-Forman Beverages UK, Ltd.               100%           United Kingdom
Brown-Forman Relocation Corp.                 100%           Kentucky
Brown-Forman Travel, Inc.                     100%           Kentucky
Canadian Mist Distillers, Limited             100%           Ontario, Canada
Early Times Distillers Company                100%           Delaware
Fetzer Vineyards                              100%           California
Fratelli Bolla International Wines, Inc.      100%           Kentucky
Hartmann Incorporated                         100%           Delaware
Heddon's Gate Investments, L.L.C.             100%           Delaware
Jack Daniel's Properties, Inc.                100%           Delaware
Lenox, Incorporated                           100%           New Jersey
Mt. Eagle Corporation                         100%           Delaware
Sonoma-Cutrer Vineyards, Inc.                 100%           California
Southern Comfort Properties, Inc.             100%           California
Washington Investments, L.L.C.                100%           Kentucky
West Main Interactive, L.L.C.                 100%           Delaware
Longnorth Limited                             100% (1) (3)   Ireland
Chissick Limited                              100% (1) (4)   Ireland
Clintock Limited                              100% (1) (4)   Ireland
Brooks & Bentley Limited                      100% (2)       United Kingdom
Norfolk Investments, Inc.                     100% (2)       Delaware
Voldgade Investment Holdings A/S              100% (3)       Denmark
Brown-Forman Mauritius Limited                100% (4)       Mauritius
Pitts Bay Trading Limited                      75% (4)       Bermuda
BFC Tequila Limited                            67% (4)       Ireland
Drake Investments, Inc.                       100% (5)       Delaware
Jack Daniel Distillery,
   Lem Motlow, Prop., Inc.                    100% (5)       Tennessee
Brown-Forman Korea Ltd.                       100% (6)       Korea
Fratelli Bolla, S.p.A.                        100% (7)       Italy
Finlandia Vodka Worldwide Ltd.                 80% (8)       Finland
Alkometa s.r.o.                               100% (9)       Czech Republic
Finlandia Polska                              100% (9)       Poland
Brown-Forman Beverages Worldwide,
   Comercio de Bebidas Ltda.                  100% (10)      Brazil
Brown-Forman Worldwide, L.L.C.                100% (10)      Delaware
JDPI Investments, L.L.C.                      100% (11)      Delaware
Amercain Investments C.V.                     100% (12)      Netherlands
Brown-Forman Beverages Africa, Ltd.           100% (13)      Bermuda
Distillerie Tuoni e Canepa Srl                100% (14)      Italy


The companies listed above constitute all active subsidiaries in which Brown-Forman Corporation owns, either directly or indirectly, the majority of the voting securities. No other active affiliated companies are controlled by Brown-Forman Corporation.

 (1)  Includes qualifying shares assigned to Brown-Forman Corporation.
 (2)  Owned by Lenox, Incorporated.
 (3)  Owned by Amercain Investments C.V.
 (4)  Owned by Longnorth Limited.
 (5)  Owned by Jack Daniel's Properties, Inc.
 (6)  Owned by B-F Korea, L.L.C.
 (7)  Owned by Fratelli Bolla International Wines, Inc.
 (8)  Owned by Voldgade Investment Holdings A/S.
 (9)  Owned by Finlandia Vodka Worldwide Ltd.
(10) Owned 99% by Brown-Forman Corporation and 1% by Early Times Distillers Company.
(11)  Owned 99% by Jack Daniel's Properties, Inc. and 1% by Fetzer Vineyards.
(12) Owned 95% by Brown-Forman Corporation and 5% by Heddon's Gate Investments, L.L.C.
(13)  Owned 99% by Clintock Limited and 1% by Longnorth Limited.
(14) Owned 55% by Fratelli Bolla International Wines, Inc. and 45% by Voldgade Investment Holdings A/S.

                                                                    Exhibit 23
                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 (Nos. 33-12413, 33-52551) and Form S-8 (No. 333-08311,
333-38649, 333-74567, 333-77903, 333-88925 and 333-89294) of Brown-Forman
Corporation and Subsidiaries of our report dated May 30, 2003 relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated May 30, 2003 relating to the financial statement schedule, which appears in this Form 10-K.


/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky
July 23, 2003

                                                                   Exhibit 99.1

                    CERTIFICATE OF PERIODIC FINANCIAL REPORT


I, Owsley Brown II, Chairman and Chief Executive Officer of Brown-Forman Corporation, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Annual Report on Form 10-K for the year ended April 30, 2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of Brown-Forman Corporation.

This certificate is being furnished solely for purposes of Section 906 and is not being filed as part of the Periodic Report.



Dated: July 24, 2003



                                           /s/ Owsley Brown II
                                           Owsley Brown II
                                           Chief Executive Officer and Chairman

                                                                  Exhibit 99.2

                    CERTIFICATE OF PERIODIC FINANCIAL REPORT


I, Phoebe A. Wood, Executive Vice President and Chief Financial Officer of Brown-Forman Corporation, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Annual Report on Form 10-K for the year ended April 30, 2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of Brown-Forman Corporation.

This certificate is being furnished solely for purposes of Section 906 and is not being filed as part of the Periodic Report.



Dated: July 24, 2003



                                           /s/ Phoebe A. Wood
                                           Phoebe A. Wood
                                           Executive Vice President
                                            and Chief Financial Officer