Form 10-Q
period 2003-07-31
BROWN FORMAN CORP
filed 2003-09-12
CIK 14693

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

  |X|      QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended JULY 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 29, 2003

      Class A Common Stock ($.15 par value, voting)             28,420,496
      Class B Common Stock ($.15 par value, nonvoting)          32,223,205

                            BROWN-FORMAN CORPORATION
                       Index to Quarterly Report Form 10-Q


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                Page

          Condensed Consolidated Statement of Income
             Three months ended July 31, 2002 and 2003                   3

          Condensed Consolidated Balance Sheet
             April 30, 2003 and July 31, 2003                            4

          Condensed Consolidated Statement of Cash Flows
             Three months ended July 31, 2002 and 2003                   5

          Notes to the Condensed Consolidated Financial Statements       6 - 10


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 11 - 13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk     14

Item 4.  Controls and Procedures                                        14


                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders            15

Item 6.  Exhibits and Reports on Form 8-K                               15 - 16

Signatures                                                              17

Certifications                                                          18 - 19

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                            BROWN-FORMAN CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

                                                        Three Months Ended
                                                             July 31,
                                                     2002                 2003
                                                   -------              -------

Net sales                                          $ 479.6              $ 532.6
Excise taxes                                          55.1                 71.8
Cost of sales                                        177.1                188.5
                                                   -------              -------
      Gross profit                                   247.4                272.3

Advertising expenses                                  78.4                 77.6
Selling, general, and administrative expenses        114.1                128.3
Other expense (income), net                           (1.2)                14.3
                                                   -------              -------
   Operating income                                   56.1                 52.1

Interest income                                        0.6                  0.4
Interest expense                                       1.6                  5.4
                                                   -------              -------
   Income before income taxes                         55.1                 47.1

Taxes on income                                       19.0                 16.0
                                                   -------              -------
   Net income                                      $  36.1              $  31.1
                                                   =======              =======

Earnings per share
 - Basic and Diluted                               $  0.53              $  0.51
                                                   =======              =======

Shares (in thousands) used in the
calculation of earnings per share
 - Basic                                            68,376               60,610
 - Diluted                                          68,593               60,855

Cash dividends declared per common share           $  0.70              $  0.75
                                                   =======              =======


See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                                  April 30,           July 31,
                                                    2003                2003
                                                                     (Unaudited)
                                                  --------             --------
Assets
------
Cash and cash equivalents                         $   72.0             $   71.9
Accounts receivable, net                             324.6                304.6
Inventories:
   Barreled whiskey                                  221.6                225.1
   Finished goods                                    203.4                233.8
   Work in process                                   112.2                 99.9
   Raw materials and supplies                         47.4                 54.5
                                                  --------             --------
      Total inventories                              584.6                613.3

Current portion of deferred income taxes              56.0                 56.0
Other current assets                                  29.9                 31.2
                                                  --------             --------
   Total current assets                            1,067.1              1,077.0

Property, plant and equipment, net                   506.1                509.5
Prepaid pension cost                                  39.2                 41.1
Investment in affiliates                              41.2                 40.8
Trademarks and brand names                           235.0                236.2
Goodwill                                             311.0                313.9
Other assets                                          64.0                 62.1
                                                  --------             --------
   Total assets                                   $2,263.6             $2,280.6
                                                  ========             ========
Liabilities
-----------
Commercial paper                                  $  167.1             $  163.2
Accounts payable and accrued expenses                297.2                297.7
Dividends payable                                      --                  22.7
Accrued taxes on income                               43.4                 48.9
Current portion of long-term debt                     40.1                 42.0
                                                  --------             --------
   Total current liabilities                         547.8                574.5

Long-term debt                                       628.7                629.0
Deferred income taxes                                 77.8                 71.8
Accrued pension and other postretirement benefits    142.7                145.4
Other liabilities                                     26.4                 25.7
                                                  --------             --------
   Total liabilities                               1,423.4              1,446.4

Stockholders' Equity
--------------------
Common stock                                          10.3                 10.3
Retained earnings                                  1,506.1              1,491.1
Accumulated other comprehensive loss                 (83.4)               (79.5)
Treasury stock (8,429,000 and 8,356,000 common
 shares at April 30 and July 31, respectively)      (592.8)              (587.7)
                                                  --------             --------
   Total stockholders' equity                        840.2                834.2
                                                  --------             --------
   Total liabilities and stockholders' equity     $2,263.6             $2,280.6
                                                  ========             ========

Note: The balance sheet at April 30, 2003, has been taken from the audited financial statements at that date, and condensed.

See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
          (In millions; amounts in parentheses are reductions of cash)

                                                         Three Months Ended
                                                             July 31,
                                                     2002                 2003
                                                   -------              -------
Cash flows from operating activities:
   Net income                                      $  36.1              $  31.1
   Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Depreciation                                    13.8                 13.1
      Deferred income taxes                          (19.6)                (6.0)
   Changes in assets and liabilities:
      Accounts receivable                             24.3                 20.0
      Inventories                                    (24.1)               (28.7)
      Other current assets                             3.4                 (1.3)
      Accounts payable and accrued expenses          (28.9)                 0.5
      Accrued taxes on income                         33.4                  5.5
      Noncurrent assets and liabilities                0.5                  4.4
                                                   -------              -------
         Cash provided by operating activities        38.9                 38.6

Cash flows from investing activities:
   Additions to property, plant, and equipment       (15.0)               (14.5)
   Computer software expenditures                     (0.9)                (1.0)
   Trademark and patent expenditures                  (0.2)                (0.2)
                                                   -------              -------
         Cash used for investing activities          (16.1)               (15.7)

Cash flows from financing activities:
   Net change in commercial paper                      7.1                 (3.9)
   Proceeds from exercise of stock options             2.2                  3.6
   Dividends paid                                    (23.9)               (22.7)
                                                   -------              -------
         Cash used for financing activities          (14.6)               (23.0)
                                                   -------              -------
Net increase (decrease) in
 cash and cash equivalents                             8.2                 (0.1)

Cash and cash equivalents, beginning of period       115.6                 72.0
                                                   -------              -------
Cash and cash equivalents, end of period           $ 123.8              $  71.9
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

                            BROWN-FORMAN CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

In these notes, "we," "us," and "our" refer to Brown-Forman Corporation.

1.   Condensed Consolidated Financial Statements

We prepared these unaudited condensed consolidated statements using our customary accounting practices as set out in our 2003 annual report on Form 10-K (the "2003 Annual Report"). We made all of the adjustments (which include only normal, recurring adjustments) needed for a fair statement of this data.

We condensed or omitted some of the information found in financial statements prepared according to generally accepted accounting principles ("GAAP"). You should read these financial statements together with the 2003 Annual Report, which does conform to GAAP.

2.   Inventories

We use the last-in, first-out ("LIFO") method to determine the cost of most of our inventories. If the LIFO method had not been used, inventories would have been $130.4 million higher than reported as of April 30, 2003, and $134.6 million higher than reported as of July 31, 2003. Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

3.   Taxes on Income

Our consolidated effective tax rate may differ from current statutory rates due to the recognition of amounts for events or transactions that do not have tax consequences. We use the estimated annual effective tax rate in determining our interim results.

4.   Earnings Per Share

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

The following table presents information concerning basic and diluted earnings per share:

                                                  Three Months Ended
                                                        July 31,
                                                 2002            2003
                                                ------          ------
Basic and diluted net income (in millions)       $36.1           $31.1

Share data (in thousands):
   Basic average common shares outstanding      68,376          60,610
   Effect of dilutive stock options                217             245
                                                ------          ------
   Diluted average common shares outstanding    68,593          60,855

Basic net income per share                       $0.53           $0.51
Diluted net income per share                     $0.53           $0.51


5.   Environmental Matters

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

6.   Contingencies

We operate in a litigious environment, and we get sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate.

In August 2003, we entered into an agreement with Diageo Great Britain Limited to settle a lawsuit involving the distribution of Jack Daniel's Tennessee Whiskey in the United Kingdom. The settlement agreement calls for Brown-Forman to pay Diageo 8.9 million British pounds (approximately $14.3 million) to end the controversy between the parties. The cost of the settlement was accrued as of July 31, 2003, and reduced earnings for the three months then ended by $0.11 per share.

Diageo distributed Jack Daniel's in the U.K. under a contract that expired on July 31, 2002. (Brown-Forman now distributes Jack Daniel's and its other spirits brands under a cost-sharing agreement with Bacardi). Diageo claimed that it had the right to extend the contract for an additional three years, based on passing certain required performance standards in the contract. Diageo claimed damages from Brown-Forman in a range of 35 million to 42 million British pounds (approximately $56 million to $67 million) for profits it would have earned during the extension period. We denied that Diageo had met the contract extension standards and sued Diageo in the U.K. for a legal declaration that we were not required to extend the contract. A trial had been scheduled for March 2004. The settlement ends the controversy between the parties, with each side to bear its own litigation costs.

We accrue estimated costs for a contingency when we believe that a loss is probable, and adjust the accrual as appropriate to reflect changes in facts and circumstances. In our opinion, based on advice from legal counsel, none of the suits or claims against us will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

7.   Business Segment Information

(Dollars in millions)                             Three Months Ended
                                                        July 31,
                                                  2002            2003
                                                 ------          ------
Net sales:
   Beverages                                     $360.2          $423.7
   Consumer Durables                              119.4           108.9
                                                 ------          ------
      Consolidated net sales                     $479.6          $532.6
                                                 ======          ======

Operating income (loss):
   Beverages                                     $ 61.7          $ 64.0
   Consumer Durables                               (5.6)          (11.9)
                                                 ------          ------
                                                   56.1            52.1
Interest expense, net                               1.0             5.0
                                                 ------          ------
   Consolidated income before income taxes       $ 55.1          $ 47.1
                                                 ======          ======




                                                        Consumer
                                          Beverages     Durables       Total
                                          ---------     --------       ------
Goodwill:
   Balance as of April 30, 2003            $180.7        $130.3        $311.0
   Additions related to
    Distillerie Tuoni e Canepa:
       Purchase accounting adjustment         1.6          --             1.6
       Foreign currency translation
        adjustment                            1.3          --             1.3
                                           ------        ------        ------
   Balance as of July 31, 2003             $183.6        $130.3        $313.9
                                           ======        ======        ======

8.   Comprehensive Income

Comprehensive income is a broad measure of the effects of all transactions and events (other than investments by or distributions to shareholders) that are recognized in stockholders' equity, regardless of whether those transactions and events are included in net income. The following table adjusts the company's net income for the other items included in comprehensive income:

(Dollars in millions)                              Three Months Ended
                                                        July 31,
                                                  2002            2003
                                                 ------          ------
Net income                                       $ 36.1          $ 31.1
Other comprehensive income (loss):
   Net gain (loss) on cash flow hedges             (3.9)            0.8
   Net gain on securities                           0.1             0.3
   Pension liability adjustment                    (0.4)             --
   Foreign currency translation adjustment          5.3             2.8
                                                 ------          ------
Other comprehensive income                          1.1             3.9
                                                 ------          ------
   Comprehensive income                          $ 37.2          $ 35.0
                                                 ======          ======

Accumulated other comprehensive loss (income) consisted of the following:

(Dollars in millions)                           April 30,       July 31,
                                                  2003            2003
                                                 ------          ------
Pension liability adjustment                     $ 79.1          $ 79.1
Cumulative translation adjustment                   2.8              --
Unrealized loss on cash flow hedge contracts        1.6             0.8
Unrealized gain on securities                      (0.1)           (0.4)
                                                 ------          ------
                                                 $ 83.4          $ 79.5
                                                 ======          ======

9.   Stock Options

Under our Omnibus Compensation Plan, we can grant stock options and other stock-based incentive awards for a total of 3,400,000 shares of common stock to eligible employees until April 30, 2005. We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options. Accordingly, no stock-based employee compensation cost is reflected in net income, as no options granted under those plans had an exercise price below the market value of the underlying stock on the grant date. The following table illustrates the effect on net income and earnings per share if we had instead recognized compensation expense for stock options based on their fair value at their grant dates consistent with the methodology prescribed under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation."

(Dollars in millions, except per share amounts)

                                                   Three Months Ended
                                                        July 31,
                                                  2002            2003
                                                 ------          ------
Net income, as reported                          $ 36.1          $ 31.1
Stock-based employee compensation
 expense determined under fair
 value based method, net of tax                    (0.9)           (0.7)
                                                 ------          ------
   Pro forma net income                          $ 35.2          $ 30.4
                                                 ======          ======
Earnings per share:
   Basic and diluted - as reported               $ 0.53          $ 0.51
   Basic and diluted - pro forma                 $ 0.51          $ 0.50


The plan requires that we purchase shares to satisfy stock option requirements, thereby avoiding future dilution of earnings that would occur from issuing additional shares. We acquire treasury shares from time to time in anticipation of these requirements. We intend to hold enough treasury stock so that the number of diluted shares is always less than the original number of shares outstanding at inception of the stock option plan (as adjusted for any share repurchases or issuances unrelated to the plan). The extent to which diluted shares exceed the number of basic shares is determined by how much our stock price has appreciated since options were granted, irrespective of how many treasury shares we have acquired.

10.  Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis along with our 2003 Annual Report. Note that the results of operations for the three months ended July 31, 2003, do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, "we," "us," and "our" refer to Brown-Forman Corporation.

Important Note on Forward-Looking Statements:
This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words like "believe,"
"expect," "anticipate," and "project" identify a forward-looking statement, which speaks only as of the date the statement is made. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. These statements are subject to a number of important risks and uncertainties that could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed. Such risks and uncertainties include changes in general economic conditions, political and social trends, and the uncertainties of litigation.

Our projections for our domestic beverage business assume that U.S. economic activity will continue at about the same pace as currently, and our earnings will be hurt if the economy weakens. Federal or state excise tax increases on spirits and wine would also depress our domestic beverage business. Profits from our international beverage business may be adversely affected if the U.S. dollar strengthens against other currencies or if economic conditions deteriorate in our principal export markets. As a leading exporter of American spirits brands, our foreign sales could be hurt as a result of anti-Americanism in response to the Iraq war or other international developments.

The long-term outlook for our beverage business is based in part on favorable demographic trends in the U.S. and many international markets for the sale of spirits and wine. We may not meet current expectations for our global beverage business if these demographic trends do not translate into corresponding sales increases. Profits could also be hurt by increases in the price of grain, grapes, or energy. Margins for our wine business are likely to stay low so long as the current oversupply of grapes continues. Legal or regulatory measures against beverage alcohol (including its advertising and promotion) could adversely affect sales.

Earnings from our consumer durables segment depend heavily on the state of the U.S. economy, as purchases of fine china and luggage are discretionary. The performance of our fine china dinnerware business depends on the health of major department stores, the primary distribution channel for these products, as well as further department store consolidation, a soft retail environment at outlet malls, and consumer response to direct mail. The Hartmann luggage business continues to be adversely affected by reduced travel in the U.S.

Results of Operations:
First Quarter Fiscal 2004 Compared to First Quarter Fiscal 2003

Here is a summary of our operating performance (expressed in millions, except percentage and per share amounts):

                                             Three Months Ended
                                                   July 31,
                                            2002             2003         Change
                                           ------           ------        ------
Net Sales:
   Beverages                               $360.2           $423.7          18%
   Consumer Durables                        119.4            108.9          (9%)
                                           ------           ------
      Total                                $479.6           $532.6          11%

Gross Profit:
   Beverages                               $191.5           $222.3          16%
   Consumer Durables                         55.9             50.0         (10%)
                                           ------           ------
      Total                                $247.4           $272.3          10%

Operating Income (Loss):
   Beverages                               $ 61.7           $ 64.0           4%
   Consumer Durables                         (5.6)           (11.9)         N/M
                                           ------           ------
      Total                                $ 56.1           $ 52.1          (7%)

Net Income                                 $ 36.1           $ 31.1         (14%)

Earnings per Share - Basic and Diluted     $ 0.53           $ 0.51          (3%)

Effective Tax Rate                           34.5%            34.0%


Earnings per share for the first quarter ended July 31, 2003 was $0.51, down from the $0.53 earned last year. Included in first quarter earnings was a $0.02 per share benefit from a March 2003 share repurchase. As we announced on August 14, 2003, quarterly earnings were reduced $0.11 per share due to the settlement of a lawsuit with Diageo Great Britain Limited involving the distribution of Jack Daniel's in the United Kingdom. The performance of our core spirits brands remained solid during the quarter, while the environment for both wines and Consumer Durables remains challenging.

Excluding the one-time charge for the settlement with Diageo, earnings were $0.62 per share, up $0.09 from last year. We believe that disclosure of this quarter's earnings per share excluding this litigation settlement is informative because it reflects the underlying operations of the company.

Beverages:
Global volume and profit trends in the quarter remained solid for both Jack Daniel's and Southern Comfort. Results in both the United States and United Kingdom were robust, although volumes in both Japan and much of Continental Europe were soft. Profits for Finlandia continued to grow in Europe as we added new markets to our distribution agreement, but earnings in the U.S. were down, as we increased our marketing investments behind the brand. Results for our wine brands remained disappointing, as the retail price environment has not improved in the United States.

Beverage revenue and gross profit increased by 18% and 16%, respectively, in the quarter. Growth was driven largely by our new distribution arrangement in the U.K. In the first quarter of fiscal 2003, we had a one-time reduction in trade inventories as we began selling our spirits brands directly to the trade through a cost sharing arrangement with Bacardi. As a result, revenues improved by $13 million during fiscal 2004 due to the resumption of a normal shipment pattern into the U.K., as well as the higher profit margin earned in that market via the new distribution agreement. Additionally, we now record excise taxes for our U.K. spirits sales in both sales and cost of sales. This change had the effect of boosting segment revenue by $20 million, or 6%, while lowering the segment gross margin by 2.6 percentage points. Beverage results also benefited from a weakening of the U.S. dollar. Changes in key foreign exchange rates increased first quarter revenues and operating income by $12 million and $4 million, respectively.

Advertising expenses were down $1 million during the quarter, as increased investments behind our core spirits brands were more than offset by a reduction in advertising for our wine brands. SG&A expenses were up approximately $15 million, as we incurred $3 million in beverage reorganization costs, added sales and marketing people in the U.K. to support the new distribution arrangement and recognized pension costs. SG&A expenses were also higher in Continental Europe due to the consolidation of financial results from both Finlandia Vodka Worldwide and Distillerie Tuoni e Canepa, following these acquisitions in the second half of last fiscal year.

Consumer Durables:
Net sales for Consumer Durables were down 9% and gross profit decreased 10%. Sales to department stores remained sluggish and revenues through our retail outlets declined in the first quarter. In addition, results in the direct-to-consumer channel have declined significantly in recent months due to lower than expected consumer response rates. Consumer Durables is a seasonal business that typically reports a loss in the first quarter. The segment reported an operating loss of $12 million this quarter, including $1 million in restructuring costs, compared to a $6 million loss during the same period last year.

Outlook:
Our previous fiscal 2004 guidance of $4.10 to $4.30 per share did not fully anticipate the $0.11 per share cost of the litigation settlement with Diageo, nor the extent of the weakness in Consumer Durables. However, continued growth for our core spirits brands, anticipated improved financial performance from wines, and benefits from a weaker U.S. dollar are supporting our outlook for the rest of the fiscal year. As a result, we still expect to see earnings in the range of $4.10 to $4.30 per share for fiscal 2004, consistent with previous guidance.

Liquidity and Financial Condition

Cash and cash equivalents declined by $0.1 million during the three months ended July 31, 2003, compared to an increase of $8.2 million during the same period last year. The year-over-year change mainly reflects an $11.0 million increase in net repayments of commercial paper. There was essentially no change in the amounts of cash provided by operations and cash used for investing activities between years.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We hold debt obligations, foreign currency forward and option contracts, and commodity futures contracts that are exposed to risk from changes in interest rates, foreign currency exchange rates, and commodity prices, respectively. Established procedures and internal processes govern the management of these market risks. As of July 31, 2003, we do not consider the exposure to these market risks to be material.


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

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the company held July 24, 2003, the following matter was voted upon:


     Election of Ina Brown Bond, Barry D. Bramley, Geo. Garvin Brown III, Owsley Brown II, Donald G. Calder, Owsley Brown Frazier, Richard P. Mayer, Stephen E. O'Neil, Matthew R. Simmons, William M. Street, and Dace Brown Stubbs to serve as directors until the next annual election of directors, or until a successor has been elected and qualified.

                                         For                 Withheld
                                      ----------            ---------
     Ina Brown Bond                   26,083,957              290,398
     Barry D. Bramley                 24,497,296            1,877,059
     Geo. Garvin Brown III            26,083,707              290,648
     Owsley Brown II                  24,322,598            2,051,757
     Donald G. Calder                 24,646,057            1,728,298
     Owsley Brown Frazier             24,485,361            1,888,994
     Richard P. Mayer                 24,646,231            1,728,124
     Stephen E. O'Neil                24,645,918            1,728,437
     Matthew R. Simmons               24,646,076            1,728,279
     William M. Street                24,491,369            1,882,986
     Dace Brown Stubbs                26,096,806              277,549



Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits:

       99.1 Certificate of Periodic Financial Report by Chief Executive Officer (not considered to be filed)
       99.2 Certificate of Periodic Financial Report by Chief Financial Officer (not considered to be filed)

(b)    Reports on Form 8-K:

       On May 27, 2003, Brown-Forman Corporation filed a report on Form 8-K announcing the resignation of Larry Probus, senior vice president and director of finance, effective May 30, 2003.

       On May 30, 2003, Brown-Forman Corporation filed a report on Form 8-K announcing (1) fourth quarter and 2003 fiscal year earnings, and (2) the approval of an amendment to Section 2.1 of the Registrant's by-laws to permit directors to serve on its Board through their 70th year of age, and, if requested by two-thirds of the other directors, through age 72.

       On June 2, 2003, Brown-Forman Corporation filed a report on Form 8-K announcing the extension until June 5, 2003, of its offer to exchange $250 million of its 2-1/8% senior notes due 2006 and $350 million of its 3% senior notes due 2008.

       On June 6, 2003, Brown-Forman Corporation filed a report on Form 8-K announcing the extension until June 10, 2003, of its offer to exchange $250 million of its 2-1/8% senior notes due 2006 and $350 million of its 3% senior notes due 2008.

       On June 23, 2003, Brown-Forman Corporation filed a report on Form 8-K announcing certain executive promotions.

       On August 14, 2003, Brown-Forman Corporation filed a report on Form 8-K announcing the resolution of certain litigation between itself and Diageo Great Britain Limited relating to the distribution of Jack Daniel's Tennessee Whiskey in the United Kingdom.

       On August 27, 2003, Brown-Forman Corporation filed a report on Form 8-K announcing the results of its operations for the quarter ended July 31, 2003.

                                   SIGNATURES

As required by the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned authorized officer.

                                                BROWN-FORMAN CORPORATION
                                                     (Registrant)


Date:   September 12, 2003                      By:  /s/ Phoebe A. Wood
                                                Phoebe A. Wood
                                                Executive Vice President and
                                                 Chief Financial Officer
                                                (On behalf of the Registrant and
                                                 as Principal Financial Officer)

                                 CERTIFICATIONS


I, Owsley Brown II, certify that:

1.  I have reviewed this Quarterly Report on Form 10-Q of Brown-Forman
    Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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



Date:   September 12, 2003                      By:  /s/ Owsley Brown II
                                                Owsley Brown II
                                                Chief Executive Officer

I, Phoebe A. Wood, certify that:

1.  I have reviewed this Quarterly Report on Form 10-Q of Brown-Forman
    Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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



Date:   September 12, 2003                      By:  /s/ Phoebe A. Wood
                                                Phoebe A. Wood
                                                Chief Financial Officer

                                                                   Exhibit 99.1

                    CERTIFICATE OF PERIODIC FINANCIAL REPORT

I, Owsley Brown II, Chairman and Chief Executive Officer of Brown-Forman Corporation, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended July 31, 2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of Brown-Forman Corporation.

This certificate is being furnished solely for purposes of Section 906 and is not being filed as part of the Periodic Report.



Date:   September 12, 2003                      By:  /s/ Owsley Brown II
                                                Owsley Brown II
                                                Chief Executive Officer
                                                 and Chairman

                                                                  Exhibit 99.2

                    CERTIFICATE OF PERIODIC FINANCIAL REPORT

I, Phoebe A. Wood, Executive Vice President and Chief Financial Officer of Brown-Forman Corporation, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended July 31, 2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of Brown-Forman Corporation.

This certificate is being furnished solely for purposes of Section 906 and is not being filed as part of the Periodic Report.



Date:   September 12, 2003                      By:  /s/ Phoebe A. Wood
                                                Phoebe A. Wood
                                                Executive Vice President
                                                 and Chief Financial Officer