Form 10-Q
period 2003-10-31
BROWN FORMAN CORP
filed 2003-12-08
CIK 14693

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

  |X|      QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended OCTOBER 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: November 28, 2003

      Class A Common Stock ($.15 par value, voting)             28,420,496
      Class B Common Stock ($.15 par value, nonvoting)          32,258,226

                            BROWN-FORMAN CORPORATION
                       Index to Quarterly Report Form 10-Q


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                Page

          Condensed Consolidated Statement of Income
             Three months ended October 31, 2002 and 2003                3
             Six months ended October 31, 2002 and 2003                  3

          Condensed Consolidated Balance Sheet
             April 30, 2003 and October 31, 2003                         4

          Condensed Consolidated Statement of Cash Flows
             Six months ended October 31, 2002 and 2003                  5

          Notes to the Condensed Consolidated Financial Statements       6 - 11


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 12 - 18

Item 3.  Quantitative and Qualitative Disclosures about Market Risk     18

Item 4.  Controls and Procedures                                        18


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                              19

Item 6.  Exhibits and Reports on Form 8-K                               20

Signatures                                                              21

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                            BROWN-FORMAN CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

                                    Three Months Ended       Six Months Ended
                                        October 31,             October 31,
                                     2002        2003        2002         2003
                                   -------     -------     --------     --------

Net sales                          $ 691.6     $ 725.2     $1,171.1     $1,257.8
Excise taxes                          90.8        98.1        145.9        169.9
Cost of sales                        262.0       262.3        439.0        450.8
                                   -------     -------     --------     --------
      Gross profit                   338.8       364.8        586.2        637.1

Advertising expenses                  86.4        95.0        164.7        172.5
Selling, general, and
 administrative expenses             123.4       132.4        237.6        262.5
Other expense (income), net            4.5        (1.4)         3.3         11.2
                                   -------     -------     --------     --------
   Operating income                  124.5       138.8        180.6        190.9

Interest income                        0.6         0.5          1.2          0.9
Interest expense                       1.3         5.6          3.0         10.9
                                   -------     -------     --------     --------
   Income before income taxes        123.8       133.7        178.8        180.9

Taxes on income                       42.7        45.5         61.7         61.5
                                   -------     -------     --------     --------
   Net income                      $  81.1     $  88.2     $  117.1     $  119.4
                                   =======     =======     ========     ========

Earnings per share
 - Basic                           $  1.18     $  1.45     $   1.71     $   1.97
 - Diluted                         $  1.18     $  1.45     $   1.71     $   1.96


Shares (in thousands) used in the
calculation of earnings per share
 - Basic                            68,406      60,658       68,391       60,633
 - Diluted                          68,592      60,921       68,592       60,887


Cash dividends per common share
 - Declared                        $ 0.000     $ 0.000     $  0.700     $  0.750
 - Paid                            $ 0.350     $ 0.375     $  0.700     $  0.750



See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                                  April 30,          October 31,
                                                    2003                2003
                                                                     (Unaudited)
                                                  --------             --------
Assets
------
Cash and cash equivalents                         $   72.0             $   74.5
Accounts receivable, net                             324.6                431.2
Inventories:
   Barreled whiskey                                  221.6                220.0
   Finished goods                                    203.4                231.1
   Work in process                                   112.2                115.3
   Raw materials and supplies                         47.4                 59.4
                                                  --------             --------
      Total inventories                              584.6                625.8

Current portion of deferred income taxes              56.0                 56.0
Other current assets                                  29.9                 29.5
                                                  --------             --------
   Total current assets                            1,067.1              1,217.0

Property, plant and equipment, net                   506.1                511.1
Prepaid pension cost                                  39.2                 43.0
Investment in affiliates                              41.2                 43.2
Trademarks and brand names                           235.0                237.9
Goodwill                                             311.0                315.5
Other assets                                          64.0                 62.0
                                                  --------             --------
   Total assets                                   $2,263.6             $2,429.7
                                                  ========             ========
Liabilities
-----------
Commercial paper                                  $  167.1             $  193.8
Accounts payable and accrued expenses                297.2                334.0
Accrued taxes on income                               43.4                 58.2
Current portion of long-term debt                     40.1                 35.7
                                                  --------             --------
   Total current liabilities                         547.8                621.7

Long-term debt                                       628.7                629.2
Deferred income taxes                                 77.8                 73.7
Accrued pension and other
 postretirement benefits                             142.7                147.7
Other liabilities                                     26.4                 28.5
                                                  --------             --------
   Total liabilities                               1,423.4              1,500.8

Commitments and contingencies

Stockholders' Equity
--------------------
Common stock:
   Class A, voting (30,000,000 shares
    authorized; 28,988,091 shares issued)              4.3                  4.3
   Class B, nonvoting (60,000,000 shares
    authorized; 40,008,147 shares issued)              6.0                  6.0
Retained earnings                                  1,506.1              1,579.3
Accumulated other comprehensive loss                 (83.4)               (75.4)
Treasury stock (8,429,000 and 8,318,000 shares
 at April 30 and October 31, respectively)          (592.8)              (585.3)
                                                  --------             --------
   Total stockholders' equity                        840.2                928.9
                                                  --------             --------
   Total liabilities and stockholders' equity     $2,263.6             $2,429.7
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

                            BROWN-FORMAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
          (In millions; amounts in parentheses are reductions of cash)

                                                          Six Months Ended
                                                             October 31,
                                                     2002                 2003
                                                   -------              -------
Cash flows from operating activities:
   Net income                                      $ 117.1              $ 119.4
   Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Depreciation                                    27.7                 27.4
      Deferred income taxes                          (19.6)                (3.9)
   Changes in assets and liabilities:
      Accounts receivable                           (122.8)              (106.6)
      Inventories                                    (41.5)               (41.2)
      Other current assets                             4.8                  0.4
      Accounts payable and accrued expenses           27.9                 38.2
      Accrued taxes on income                         17.7                 14.8
      Noncurrent assets and liabilities                0.2                  6.9
                                                   -------              -------
         Cash provided by operating activities        11.5                 55.4

Cash flows from investing activities:
   Additions to property, plant, and equipment       (36.2)               (29.1)
   Computer software expenditures                     (1.9)                (2.1)
   Trademark and patent expenditures                  (0.3)                (1.1)
                                                   -------              -------
         Cash used for investing activities          (38.4)               (32.3)

Cash flows from financing activities:
   Net change in commercial paper                     91.8                 26.7
   Reduction of long-term debt                         --                  (7.4)
   Proceeds from exercise of stock options             3.8                  5.6
   Dividends paid                                    (47.9)               (45.5)
                                                   -------              -------
         Cash provided by (used for)
          financing activities                        47.7                (20.6)
                                                   -------              -------
Net increase in cash and cash equivalents             20.8                  2.5

Cash and cash equivalents, beginning of period       115.6                 72.0
                                                   -------              -------
Cash and cash equivalents, end of period           $ 136.4              $  74.5
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

                            BROWN-FORMAN CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

In these notes, "we," "us," and "our" refer to Brown-Forman Corporation.

1.   Condensed Consolidated Financial Statements

We prepared these unaudited condensed consolidated financial statements using our customary accounting practices as set out in our 2003 annual report on Form 10-K (the "2003 Annual Report"). We made all of the adjustments (which include only normal, recurring adjustments) needed for a fair statement of this data.

We condensed or omitted some of the information found in financial statements prepared according to generally accepted accounting principles ("GAAP"). You should read these financial statements together with the 2003 Annual Report, which does conform to GAAP.

2.   Inventories

We use the last-in, first-out ("LIFO") method to determine the cost of most of our inventories. If the LIFO method had not been used, inventories would have been $130.4 million higher than reported as of April 30, 2003, and $137.8 million higher than reported as of October 31, 2003. Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

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

The following table presents information concerning basic and diluted earnings per share:

                                     Three Months Ended       Six Months Ended
                                        October 31,             October 31,
                                      2002       2003         2002         2003
                                     ------     ------       ------       ------
Basic and diluted
 net income (in millions)            $ 81.1     $ 88.2       $117.1       $119.4

Share data (in thousands):
   Basic average common
    shares outstanding               68,406     60,658       68,391       60,633
   Effect of dilutive
    stock options                       186        263          201          254
                                     ------     ------       ------       ------
   Diluted average common
    shares outstanding               68,592     60,921       68,592       60,887

Basic net income per share            $1.18      $1.45        $1.71        $1.97
Diluted net income per share          $1.18      $1.45        $1.71        $1.96



5.   Environmental

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

Brown-Forman Corporation and certain other beer, spirits and wine producers are defendants in a civil action entitled "Hakki v. Adolph Coors Company", et. al, in the Superior Court of the District of Columbia, No. 03-9183. The suit alleges that the defendants have engaged in deceptive advertising in violation of the District of Columbia Consumer Protection Procedures Act ("the Act,") by marketing their beverage alcohol products to purchasers under the legal drinking age. Plaintiff alleges that defendants violated the Act by unfair and deceptive trade practices, engaging in wrongful conduct resulting in unjust enrichment, negligently marketing their products, and fraudulently concealing their alleged misconduct.

The plaintiff seeks class action certification of the suit on behalf of: (a) a guardian class, consisting of all persons who are or were parents or guardians of children whose funds were used to purchase beverage alcohol marketed by the defendants which were consumed without their prior knowledge by their children under the age of 21 during the period 1982 to present; and (b) an injunctive class, consisting of the parents and guardians of all children under the age of
21. The plaintiff seeks (1) a declaration that the defendants  violated the Act;
(2) disgorgement of all proceeds resulting from such alleged underage sales; (3) rescission of all sales to underage consumers and refund of those revenues to the classes; (4) an injunction against the defendants from marketing beverage alcohol to underage persons; (5) an award of damages against all defendants jointly and severally for all actual damages sustained by the plaintiff classes, plus treble damages or $1500 per violation, whichever is greater, punitive damages and attorneys fees.

Brown-Forman denies that its marketing violates the Act, denies that it intentionally markets its beverage alcohol products to minors, and will vigorously defend this case.

We accrue estimated costs for a contingency when we believe that a loss is probable, and adjust the accrual as appropriate to reflect changes in facts and circumstances. In our opinion, based on advice from legal counsel, none of the suits or claims against us will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

In August 2003, we entered into an agreement with Diageo Great Britain Limited to settle a lawsuit involving the distribution of Jack Daniel's Tennessee Whiskey in the United Kingdom. Under the settlement, Brown-Forman paid Diageo
8.9 million British pounds (approximately $14.3 million) to end the controversy between the parties. The cost of the settlement was accrued as of July 31, 2003, and reduced earnings for the three months then ended by $0.11 per share.


7.   Stock Options

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

(Dollars in millions, except per share amounts)

                                     Three Months Ended       Six Months Ended
                                        October 31,              October 31,
                                      2002       2003          2002       2003
                                     ------     ------        ------     ------
Net income, as reported              $ 81.1     $ 88.2        $117.1     $119.4
Stock-based employee compensation
 expense determined under fair
 value based method, net of tax        (1.0)      (1.0)         (1.8)      (1.7)
                                     ------     ------        ------     ------
   Pro forma net income              $ 80.1     $ 87.2        $115.3     $117.7
                                     ======     ======        ======     ======
Earnings per share - pro forma:
   Basic                              $1.17      $1.44         $1.69      $1.94
   Diluted                            $1.17      $1.43         $1.68      $1.93

Earnings per share - as reported:
   Basic                              $1.18      $1.45         $1.71      $1.97
   Diluted                            $1.18      $1.45         $1.71      $1.96


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


8.   Business Segment Information

(Dollars in millions)               Three Months Ended       Six Months Ended
                                        October 31,             October 31,
                                      2002       2003        2002         2003
                                     ------     ------     --------     --------
Net sales:
   Beverages                         $517.9     $544.6     $  878.0     $  968.3
   Consumer durables                  173.7      180.6        293.1        289.5
                                     ------     ------     --------     --------
      Consolidated net sales         $691.6     $725.2     $1,171.1     $1,257.8
                                     ======     ======     ========     ========

Operating income:
   Beverages                         $105.5     $119.8     $  167.2     $  183.9
   Consumer durables                   19.0       19.0         13.4          7.0
                                     ------     ------     --------     --------
                                      124.5      138.8        180.6        190.9
Interest expense, net                   0.7        5.1          1.8         10.0
                                     ------     ------     --------     --------
    Income before income taxes       $123.8     $133.7     $  178.8     $  180.9
                                     ======     ======     ========     ========


                                                        Consumer
                                          Beverages     Durables       Total
                                          ---------     --------       ------
Goodwill:
   Balance as of April 30, 2003            $180.7        $130.3        $311.0
   Additions related to
    Distillerie Tuoni e Canepa:
       Purchase accounting adjustment         1.6          --             1.6
       Foreign currency translation
        adjustment                            2.9          --             2.9
                                           ------        ------        ------
   Balance as of October 31, 2003          $185.2        $130.3        $315.5
                                           ======        ======        ======

9.   Comprehensive Income

Comprehensive income is a broad measure of the effects of all transactions and events (other than investments by or distributions to shareholders) that are recognized in stockholders' equity, regardless of whether those transactions and events are included in net income. The following table adjusts the company's net income for the other items included in comprehensive income:


(Dollars in millions)               Three Months Ended      Six Months Ended
                                        October 31,            October 31,
                                      2002       2003       2002         2003
                                     ------     ------     ------       ------
Net income                           $ 81.1     $ 88.2     $117.1       $119.4
Other comprehensive income (loss):
 Net gain (loss) on cash flow hedges    2.7       (0.7)      (1.2)         0.1
 Net gain (loss) on securities         (0.4)      (0.1)      (0.3)         0.2
 Minimum pension liability adjustment   --         --        (0.4)         --
 Foreign currency translation
  adjustment                            0.3        4.9        5.6          7.7
                                     ------     ------     ------       ------
Other comprehensive income              2.6        4.1        3.7          8.0
                                     ------     ------     ------       ------
   Comprehensive income              $ 83.7     $ 92.3     $120.8       $127.4
                                     ======     ======     ======       ======


Accumulated other comprehensive loss (income) consisted of the following:

(Dollars in millions)                           April 30,      October 31,
                                                  2003            2003
                                                 ------          ------
Pension liability adjustment                     $ 79.1          $ 79.1
Cumulative translation adjustment                   2.8            (4.9)
Unrealized gain on cash flow hedge contracts        1.6             1.5
Unrealized gain on securities                      (0.1)           (0.3)
                                                 ------          ------
                                                 $ 83.4          $ 75.4
                                                 ======          ======


10.  Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

11.  Subsequent Events

On November 20, 2003, Directors of Brown-Forman Corporation approved a 2-for-1 stock split for all shares of Class A and Class B common stock, to be paid in the form of a stock dividend. Assuming that the company's stockholders authorize the additional shares of both classes of stock, the distribution of additional shares would be made to stockholders of record on or about January 8, 2004.

Simultaneously, the Board of Directors approved a 13% increase in the company's regular quarterly cash dividend, from $0.375 to $0.425 per share. If the stockholders approve the 2-for-1 stock split, subsequent quarterly cash dividend payments and earnings per share amounts will be divided in half to reflect the stock split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis along with our 2003 Annual Report. Note that the results of operations for the six months ended October 31, 2003 do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, "we," "us," and "our" refer to Brown- Forman Corporation.

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

The long-term outlook for our beverage business is based in part on favorable demographic trends in the U.S. and many international markets for the sale of spirits and wine. We may not meet current expectations for our global beverage business if these demographic trends do not translate into corresponding sales increases. Profits could also be hurt by increases in the price of grain, grapes, or energy. Margins for our wine business are likely to stay low so long as the current oversupply of grapes continues. Attacks by anti-alcohol activists or legal or regulatory measures against beverage alcohol (including its advertising and promotion) could adversely affect sales.

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

Results of Operations:
Second Quarter Fiscal 2004 Compared to Second Quarter Fiscal 2003

Here is a summary of our operating performance (expressed in millions, except percentage and per share amounts):

                                             Three Months Ended
                                                 October 31,
                                            2002             2003         Change
                                           ------           ------        ------
Net Sales:
   Beverages                               $517.9           $544.6           5%
   Consumer Durables                        173.7            180.6           4%
                                           ------           ------
      Total                                $691.6           $725.2           5%

Gross Profit:
   Beverages                               $253.7           $279.7          10%
   Consumer Durables                         85.1             85.1           0%
                                           ------           ------
      Total                                $338.8           $364.8           8%

Advertising Expenses:
   Beverages                               $ 62.2           $ 72.1          16%
   Consumer Durables                         24.2             22.9          (5%)
                                           ------           ------
      Total                                $ 86.4           $ 95.0          10%

SG&A Expenses:
   Beverages                               $ 82.2           $ 90.8          10%
   Consumer Durables                         41.2             41.6           1%
                                           ------           ------
      Total                                $123.4           $132.4           7%

Other Expense (Income):
   Beverages                               $  3.8           $ (3.1)
   Consumer Durables                          0.7              1.7
                                           ------           ------
      Total                                $  4.5           $ (1.4)

Operating Income:
   Beverages                               $105.5           $119.8          14%
   Consumer Durables                         19.0             19.0           0%
                                           ------           ------
      Total                                $124.5           $138.8          11%

Net Income                                 $ 81.1           $ 88.2           9%

Earnings per Share - Basic                 $ 1.18           $ 1.45          23%
Earnings per Share - Diluted               $ 1.18           $ 1.45          23%

Effective Tax Rate                           34.5%            34.0%

The company's earnings for the quarter ended October 31, 2003 were $1.45 per share, up 23% or $0.27 per share compared to the same period last year. Higher quarterly earnings were driven by the company's March 2003 share repurchase, benefits from a weaker U.S. dollar, and solid profit growth for both Jack Daniel's and Southern Comfort. These increases were partially offset by lower profits from several of our wine brands, increased advertising investments for our spirits brands, and higher pension expenses. Operating income for the Consumer Durables segment was even with last year.

The March 2003 share repurchase accounted for $0.12 of the quarter's increased earnings. Excluding this benefit, earnings increased $0.15 per share, or 13%. We believe that disclosure of the increase in earnings per share excluding the benefit from the share repurchase is informative because it reflects the underlying operations of the company.

Beverages

In the second quarter, Beverage revenue increased 5% and gross profit increased 10%. Gross margin improved from 49.0% to 51.4%, the first increase in 10 quarters, driven by favorable foreign exchange trends, organic price increases in both wine and spirits, and positive mix benefits resulting from higher sales in the United Kingdom and the discontinuation of some lower margin wine brands.

Advertising expenses were up 16% in the quarter, as we substantially increased investments behind our spirits brands. SG&A expenses were also up significantly in the quarter, as the segment recognized $2 million more in pension expenses and consolidated the financial results from both Finlandia Vodka Worldwide and Distillerie Tuoni e Canepa following these acquisitions in the second half of last fiscal year. Quarterly results were boosted by the absence of an operating loss recorded in the prior year's second quarter related to upfront advertising on Jack Daniel's Original Hard Cola, but were negatively impacted by significant increases in advertising on Finlandia Vodka, primarily related to the brand's re-launch in the U.S. As a result of these factors and the benefits from foreign exchange, segment operating income was up 14% for the quarter.

Global shipments for Jack Daniel's Tennessee Whiskey were down slightly for the quarter, but depletions were up in the mid-single digits, led by robust growth in both the United States and U.K. These gains were partially offset by weaker results in Japan and several countries in Continental Europe. (Depletions are shipments from wholesale distributors to retailers, and are commonly regarded in the wine and spirits industry as a better proxy for consumer demand.)

Worldwide shipments for Southern Comfort were also very strong, reflecting solid underlying growth in the U.K. and U.S., and domestic wholesalers adjusting inventories in advance of the holiday season. In addition to higher shipments, price increases in the U.S. boosted the brand's gross profit and operating income significantly. Global depletions were up in the low single digits for the quarter.

Shipments and depletions for Finlandia Vodka were also up in the quarter, as the company expanded its geographic distribution of the brand following last year's acquisition of a majority interest in Finlandia Vodka Worldwide.

The wine industry continues to face challenging times. Profitability for several of our wine brands declined for the quarter, reflecting lower volumes. These volume declines were somewhat offset by an improved gross profit margin and lower SG&A expenses. We expect modest improvement from our wine brands this fiscal year, driven by slight improvement in the gross margin and lower operating expenses.

Consumer Durables

Net sales for Consumer Durables were up 4% for the quarter, with improved sales to department stores and through the segment's retail outlet stores. However, sales through the direct-to-consumer channel were down. Quarterly operating profit was flat compared with last year, as reductions in advertising and selling expenses were largely offset by higher pension costs. Although Consumer Durables full year performance is generally dependent upon the results of the holiday season, we expect that overall segment earnings this fiscal year will be down due to continued softness in the direct-to-consumer channel.

Results of Operations:
Six Months Fiscal 2004 Compared to Six Months Fiscal 2003

Here is a summary of our operating performance (expressed in millions, except percentage and per share amounts):

                                             Six Months Ended
                                                October 31,
                                           2002             2003          Change
                                         --------         --------        ------
Net Sales:
   Beverages                             $  878.0         $  968.3          10%
   Consumer Durables                        293.1            289.5          (1%)
                                         --------         --------
      Total                              $1,171.1         $1,257.8           7%

Gross Profit:
   Beverages                             $  445.2         $  501.9          13%
   Consumer Durables                        141.0            135.2          (4%)
                                         --------         --------
      Total                              $  586.2         $  637.1           9%

Advertising Expenses:
   Beverages                             $  119.9         $  128.7           7%
   Consumer Durables                         44.8             43.8          (2%)
                                           ------           ------
      Total                              $  164.7         $  172.5           5%

SG&A Expenses:
   Beverages                             $  157.5         $  181.0          15%
   Consumer Durables                         80.1             81.5           2%
                                           ------           ------
      Total                              $  237.6         $  262.5          10%

Other Expense (Income):
   Beverages                             $    0.6         $    8.3
   Consumer Durables                          2.7              2.9
                                           ------           ------
      Total                              $    3.3         $   11.2

Operating Income:
   Beverages                             $  167.2         $  183.9          10%
   Consumer Durables                         13.4              7.0         (47%)
                                         --------         --------
      Total                              $  180.6         $  190.9           6%

Net Income                               $  117.1         $  119.4           2%

Earnings per Share - Basic               $   1.71         $   1.97          15%
Earnings per Share - Diluted             $   1.71         $   1.96          15%

Effective Tax Rate                           34.5%            34.0%

The company's diluted earnings for the six months ended October 31, 2003 were $1.96 per share, up 15% from the $1.71 earned in the same period last year. Year-to-date results benefited from the share repurchase ($0.14 per share), favorable foreign exchange trends, solid growth for both Jack Daniel's and Southern Comfort, and increased profits from a new distribution arrangement in the U.K. These gains were partially offset by a charge of $0.11 per share to settle a lawsuit with Diageo Great Britain Limited involving the distribution of Jack Daniel's in the U. K., as well as lower profits from several of our wine brands and Consumer Durables.

Beverages

For the first six months of the fiscal year, beverage revenues and gross profit were up 10% and 13%, respectively. Growth was driven by a weakening of the U.S. dollar, which increased year-to-date revenues and operating income by $38 million and $17 million, respectively. The new distribution arrangement in the U.K also contributed to the growth in revenue. In the first quarter of fiscal 2003, we had a one-time reduction in trade inventories as we began selling our spirits brands directly to the trade in the U.K. through a cost sharing arrangement with Bacardi. As a result, revenues improved by $13 million during fiscal 2004 due to the resumption of a normal shipment pattern into the U.K., as well as the higher profit margin earned in that market via the new distribution agreement. Additionally, we now record excise taxes for our U.K. spirits sales in both sales and cost of sales, which increased segment revenue by $20 million. Solid growth in Jack Daniel's and Southern Comfort more than offset lower profits from wines.

Advertising  expenses  were  up $9  million  during  the  period,  as  increased investments behind our spirits brands more than offset a reduction in advertising for our wine brands. SG&A expenses increased approximately $23 million, as we added sales and marketing people in the U.K. to support the new distribution arrangement and recognized higher pension costs. SG&A expenses were also higher in Continental Europe due to the consolidation of financial results from both Finlandia Vodka Worldwide and Distillerie Tuoni e Canepa.

Consumer Durables

Net sales for Consumer Durables were down 1% and gross profit decreased 4%. The segment reported year-to-date operating income of $7 million compared to $13 million during the same period last year. A significant decline in operating profits from the direct-to-consumer channel exceeded growth in sales registered through the segment's wholesale channel.


Outlook

The company's full year 2004 earnings guidance of $4.10 to $4.30 per share remains unchanged. This projection includes the $0.11 per share charge incurred in the first quarter for the litigation settlement with Diageo Great Britain Limited. We expect that higher earnings from our core spirits brands and the benefits from foreign exchange will continue to offset higher pension costs and weakness from Consumer Durables.

Liquidity and Financial Condition

Cash and cash equivalents increased by $2.5 million during the six months ended October 31, 2003, compared to an increase of $20.8 million during the same period last year. Cash provided by operations improved by $43.9 million, largely reflecting a more favorable working capital position. Cash used for investments declined by $6.1 million, due primarily to lower capital expenditures related to vineyard properties. Cash provided by financing activities declined by $68.3 million, mainly reflecting a decrease in net debt proceeds.

In November, we increased the quarterly cash dividend 13% from $0.375 to $0.425 per share on both Class A and Class B common stock.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We hold debt obligations, foreign currency forward and option contracts, and commodity futures contracts that are exposed to risk from changes in interest rates, foreign currency exchange rates, and commodity prices, respectively. Established procedures and internal processes govern the management of these market risks. As of October 31, 2003, we do not consider the exposure to these market risks to be material.


Item 4.  Controls and Procedures

The company, under the supervision and with the participation of its management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), evaluated the effectiveness of the design and operation of the company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that the company's disclosure controls and procedures are effective in timely making known to them material information relating to the company and the company's consolidated subsidiaries required to be disclosed in the company's reports filed or submitted under the Exchange Act. There has been no change in the company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Brown-Forman Corporation and certain other beer, spirits and wine producers are defendants in a civil action entitled "Hakki v. Adolph Coors Company," et. al, in the Superior Court of the District of Columbia, No. 03-9183. The suit alleges that the defendants have engaged in deceptive advertising in violation of the District of Columbia Consumer Protection Procedures Act ("the Act,") by marketing their beverage alcohol products to purchasers under the legal drinking age. Plaintiff alleges that defendants violated the Act by unfair and deceptive trade practices, engaging in wrongful conduct resulting in unjust enrichment, negligently marketing their products, and fraudulently concealing their alleged misconduct.

The plaintiff seeks class action certification of the suit on behalf of: (a) a guardian class, consisting of all persons who are or were parents or guardians of children whose funds were used to purchase beverage alcohol marketed by the defendants which were consumed without their prior knowledge by their children under the age of 21 during the period 1982 to present; and (b) an injunctive class, consisting of the parents and guardians of all children under the age of
21. The plaintiff seeks (1) a declaration that the defendants  violated the Act;
(2) disgorgement of all proceeds resulting from such alleged underage sales; (3) rescission of all sales to underage consumers and refund of those revenues to the classes; (4) an injunction against the defendants from marketing beverage alcohol to underage persons; (5) an award of damages against all defendants jointly and severally for all actual damages sustained by the plaintiff classes, plus treble damages or $1500 per violation, whichever is greater, punitive damages and attorneys fees.

Brown-Forman denies that its marketing violates the Act, denies that it intentionally markets its beverage alcohol products to minors, and will vigorously defend this case.

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits:

       31.1 CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

       31.2 CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

       32 CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (not considered to be filed)

(b)    Reports on Form 8-K:

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

       On September 25, 2003, Brown-Forman Corporation filed a report on Form 8-K announcing the appointment of Paul C. Varga to its Board of Directors, effective October 1, 2003.

       On November 20, 2003, Brown-Forman Corporation filed a report on Form 8-K announcing (i) its regular quarterly cash dividend, (ii) a solicitation of shareholder consents to authorize additional shares and (iii) a 2-for-1 stock split.

       On November 25, 2003, Brown-Forman Corporation filed a report on Form 8-K announcing the results of its operations for the quarter
       October 31, 2003.

       On November 26, 2003, Brown-Forman Corporation filed a report on Form 8-K announcing a lawsuit filed against several beer, spirits, and wine companies, including Brown-Forman Corporation.

                                   SIGNATURES

As required by the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned authorized officer.

                                                BROWN-FORMAN CORPORATION
                                                     (Registrant)


Date:   December 5, 2003                   By:  /s/ Phoebe A. Wood
                                                Phoebe A. Wood
                                                Executive Vice President and
                                                 Chief Financial Officer
                                                (On behalf of the Registrant and
                                                 as Principal Financial Officer)

                                                                    Exhibit 31.1

       CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

    a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

    a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:   December 5, 2003                        By: /s/ Owsley Brown II
                                                Owsley Brown II
                                                Chief Executive Officer

                                                                    Exhibit 31.2

     CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

    a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

    a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:   December 5, 2003                        By: /s/ Phoebe A. Wood
                                                Phoebe A. Wood
                                                Chief Financial Officer

                                                                    Exhibit 32

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Brown-Forman Corporation ("the Company") on Form 10-Q for the period ended October 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in the capacity as an officer of the Company, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

This certificate is being furnished solely for purposes of Section 906 and is not being filed as part of the Report.


Date:   December 5, 2003                        By: /s/ Owsley Brown II
                                                Owsley Brown II
                                                Chief Executive Officer and
                                                 Chairman


Date:   December 5, 2003                        By: /s/ Phoebe A. Wood
                                                Phoebe A. Wood
                                                Executive Vice President and
                                                 Chief Financial Officer


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.