Form 10-Q
period 2004-01-31
BROWN FORMAN CORP
filed 2004-03-04
CIK 14693

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

  |X|      QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended JANUARY 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: March 1, 2004

      Class A Common Stock ($.15 par value, voting)             56,841,070
      Class B Common Stock ($.15 par value, nonvoting)          64,611,503

                            BROWN-FORMAN CORPORATION
                       Index to Quarterly Report Form 10-Q


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                Page

          Condensed Consolidated Statement of Income
             Three months ended January 31, 2003 and 2004                3
             Nine months ended January 31, 2003 and 2004                 3

          Condensed Consolidated Balance Sheet
             April 30, 2003 and January 31, 2004                         4

          Condensed Consolidated Statement of Cash Flows
             Nine months ended January 31, 2003 and 2004                 5

          Condensed Consolidated Statement of Stockholders' Equity
             Three months ended January 31, 2003 and 2004                6
             Nine months ended January 31, 2003 and 2004                 6

          Notes to the Condensed Consolidated Financial Statements       7 - 12


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 13 - 19

Item 3.  Quantitative and Qualitative Disclosures about Market Risk     19

Item 4.  Controls and Procedures                                        19


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                              20

Item 4.  Submission of Matters to a Vote of Security Holders            21

Item 6.  Exhibits and Reports on Form 8-K                               21

Signatures                                                              22

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                            BROWN-FORMAN CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

                                    Three Months Ended       Nine Months Ended
                                        January 31,             January 31,
                                     2003        2004        2003         2004
                                   -------     -------     --------     --------

Net sales                          $ 635.6     $ 697.0     $1,806.7     $1,954.8
Excise taxes                          91.7       103.1        237.6        272.9
Cost of sales                        235.4       249.0        674.4        699.8
                                   -------     -------     --------     --------
      Gross profit                   308.5       344.9        894.7        982.1

Advertising expenses                  88.1        87.5        252.8        260.0
Selling, general, and
 administrative expenses             119.8       133.0        357.4        395.5
Other expense (income), net           (6.2)       (2.5)        (2.9)         8.8
                                   -------     -------     --------     --------
   Operating income                  106.8       126.9        287.4        317.8

Interest income                        0.5         0.4          1.7          1.3
Interest expense                       1.3         5.3          4.3         16.3
                                   -------     -------     --------     --------
   Income before income taxes        106.0       122.0        284.8        302.8

Taxes on income                       36.0        41.5         97.7        102.9
                                   -------     -------     --------     --------
   Net income                      $  70.0     $  80.5     $  187.1     $  199.9
                                   =======     =======     ========     ========

Earnings per share
 - Basic                           $  0.51     $  0.66     $   1.37     $   1.65
 - Diluted                         $  0.51     $  0.66     $   1.36     $   1.64


Shares (in thousands) used in the
calculation of earnings per share
 - Basic                           136,840     121,385      136,799      121,305
 - Diluted                         137,137     122,114      137,167      121,886


Cash dividends per common share
 - Declared                        $0.3750     $0.4250      $0.7250      $0.8000
 - Paid                            $0.1875     $0.2125      $0.5375      $0.5875



Share and per share data have been restated to reflect the 2-for-1 stock split effective in January 2004. See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                                  April 30,          January 31,
                                                    2003                2004
                                                                     (Unaudited)
                                                  --------             --------
Assets
------
Cash and cash equivalents                         $   72.0             $  110.1
Accounts receivable, net                             324.6                313.5
Inventories:
   Barreled whiskey                                  221.6                219.6
   Finished goods                                    203.4                205.0
   Work in process                                   112.2                121.1
   Raw materials and supplies                         47.4                 44.6
                                                  --------             --------
      Total inventories                              584.6                590.3

Current portion of deferred income taxes              56.0                 56.0
Other current assets                                  29.9                 38.0
                                                  --------             --------
   Total current assets                            1,067.1              1,107.9

Property, plant and equipment, net                   506.1                512.8
Prepaid pension cost                                  39.2                 44.9
Investment in affiliates                              41.2                 47.1
Trademarks and brand names                           235.0                247.8
Goodwill                                             311.0                315.0
Other assets                                          64.0                 56.4
                                                  --------             --------
   Total assets                                   $2,263.6             $2,331.9
                                                  ========             ========
Liabilities
-----------
Commercial paper                                  $  167.1             $   74.5
Accounts payable and accrued expenses                297.2                284.9
Accrued taxes on income                               43.4                 62.5
Dividends payable                                      --                  25.8
Current portion of long-term debt                     40.1                 37.9
                                                  --------             --------
   Total current liabilities                         547.8                485.6

Long-term debt                                       628.7                629.8
Deferred income taxes                                 77.8                 70.8
Accrued pension and other
 postretirement benefits                             142.7                143.0
Other liabilities                                     26.4                 29.1
                                                  --------             --------
   Total liabilities                               1,423.4              1,358.3

Commitments and contingencies

Stockholders' Equity
--------------------
Common stock (Note 10)                                10.3                 18.9
Retained earnings                                  1,506.1              1,178.2
Accumulated other comprehensive loss                 (83.4)               (62.2)
Treasury stock, at cost (16,857,000 and
 4,598,000 shares at April 30 and
 January 31, respectively)                          (592.8)              (161.3)
                                                  --------             --------
   Total stockholders' equity                        840.2                973.6
                                                  --------             --------
   Total liabilities and stockholders' equity     $2,263.6             $2,331.9
                                                  ========             ========

Note: The balance sheet at April 30, 2003, has been taken from the audited financial statements at that date, and condensed.

Share data has been restated to reflect the 2-for-1 stock split effective in January 2004. See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
          (In millions; amounts in parentheses are reductions of cash)

                                                         Nine Months Ended
                                                             January 31,
                                                     2003                 2004
                                                   -------              -------
Cash flows from operating activities:
   Net income                                      $ 187.1              $ 199.9
   Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Depreciation                                    41.5                 41.7
      Deferred income taxes                          (28.9)               (10.2)
   Changes in assets and liabilities:
      Accounts receivable                            (13.0)                11.1
      Inventories                                    (10.6)                (5.7)
      Other current assets                            (0.8)                (8.1)
      Accounts payable and accrued expenses          (23.0)               (10.9)
      Accrued taxes on income                         29.3                 19.1
      Noncurrent assets and liabilities               (3.6)                11.3
                                                   -------              -------
         Cash provided by operating activities       178.0                248.2

Cash flows from investing activities:
   Additions to property, plant, and equipment       (54.7)               (42.8)
   Acquisition of business, net of cash acquired     (71.8)                 --
   Computer software expenditures                     (5.8)                (2.8)
   Trademark and patent expenditures                  (0.4)                (1.1)
                                                   -------              -------
         Cash used for investing activities         (132.7)               (46.7)

Cash flows from financing activities:
   Net change in commercial paper                    (11.8)               (92.6)
   Reduction of long-term debt                         --                  (7.4)
   Proceeds from exercise of stock options             4.0                  7.9
   Dividends paid                                    (73.5)               (71.3)
                                                   -------              -------
         Cash used for financing activities          (81.3)              (163.4)
                                                   -------              -------
Net increase (decrease) in cash
 and cash equivalents                                (36.0)                38.1

Cash and cash equivalents, beginning of period       115.6                 72.0
                                                   -------              -------
Cash and cash equivalents, end of period           $  79.6              $ 110.1
                                                   =======              =======


See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                              (Dollars in millions)

                                                             Three Months Ended            Nine Months Ended
                                                                 January 31,                  January 31,
                                                             2003          2004           2003           2004
Common Stock:
   Class A (voting):
      Balance at beginning of period                        $ 4.3          $4.3          $ 4.3          $ 4.3
      Retirement of treasury stock                             --          (0.1)            --           (0.1)
      Stock split                                              --           4.3             --            4.3
                                                         --------       -------       --------        -------
      Balance at end of period                                4.3           8.5            4.3            8.5

   Class B (nonvoting):
      Balance at beginning of period                          6.0           6.0            6.0            6.0
      Retirement of treasury stock                             --          (0.8)            --           (0.8)
      Stock split                                              --           5.2             --            5.2
                                                         --------       -------       --------        -------
      Balance at end of period                                6.0          10.4            6.0           10.4
                                                         --------       -------       --------        -------
   Total Common Stock                                       $10.3         $18.9          $10.3          $18.9
                                                         ========       =======       ========        =======
Retained Earnings:
   Balance at beginning of period                        $1,429.5      $1,579.3       $1,360.1       $1,506.1
   Retirement of treasury stock                                --        (420.2)            --         (420.2)
   Stock split                                                 --          (9.5)            --           (9.5)
   Loss on issuance of treasury stock                          --          (0.7)          (0.5)          (2.5)
   Tax benefit related to stock-based compensation             --           0.3            0.6            1.5
   Net income                                                70.0          80.6          187.1          199.9
   Cash dividends                                           (51.4)        (51.6)         (99.2)         (97.1)
                                                         --------       -------      ---------        -------
   Balance at end of period                              $1,448.1      $1,178.2       $1,448.1       $1,178.2

Accumulated Other Comprehensive Income (Loss):
   Balance at beginning of period                          $(15.8)       $(75.4)        $(19.5)        $(83.4)
   Net other comprehensive income (loss)                      1.8          13.2            5.5           21.2
                                                         --------       -------       --------        -------
   Balance at end of period                                $(14.0)       $(62.2)        $(14.0)        $(62.2)

Treasury Stock, at cost:
   Balance at beginning of period                          $(35.9)      $(585.3)        $(40.0)       $(592.8)
   Treasury stock issued under compensation plans             0.3           2.9            4.4           10.4
   Retirement of treasury stock                                --         421.1             --          421.1
                                                         --------       -------       --------        -------
   Balance at end of period                                $(35.6)      $(161.3)        $(35.6)       $(161.3)

Total Stockholders' Equity                               $1,408.8       $ 973.6       $1,408.8        $ 973.6
                                                         ========       =======       ========        =======

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

2.   Inventories

We use the last-in, first-out ("LIFO") method to determine the cost of most of our inventories. If the LIFO method had not been used, inventories would have been $130.4 million higher than reported as of April 30, 2003, and $142.1 million higher than reported as of January 31, 2004. Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

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

As discussed in Note 10, the company's shares underwent a 2-for-1 stock split in January 2004. All previously reported share and per share amounts have been restated in the accompanying financial statements and related notes to reflect the stock split.

The following table presents information concerning basic and diluted earnings per share:

                                     Three Months Ended       Nine Months Ended
                                        January 31,              January 31,
                                      2003       2004         2003         2004
                                     ------     ------       ------       ------
Basic and diluted
 net income (in millions)            $ 70.0     $ 80.5       $187.1       $199.9

Share data (in thousands):
   Basic average common
    shares outstanding              136,840    121,385      136,799      121,305
   Effect of dilutive
    stock options                       297        729          368          581
                                     ------     ------       ------       ------
   Diluted average common
    shares outstanding              137,137    122,114      137,167      121,886

Basic net income per share            $0.51      $0.66        $1.37        $1.65
Diluted net income per share          $0.51      $0.66        $1.36        $1.64


5.   Stock Options

Under our Omnibus Compensation Plan, we can grant stock options and other stock-based incentive awards for a total of 6,800,000 shares of common stock to eligible employees until April 30, 2005. We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options. Accordingly, no stock-based employee compensation cost is reflected in net income, as no options granted under those plans had an exercise price below the market value of the underlying stock on the grant date. The following table illustrates the effect on net income and earnings per share if we had instead recognized compensation expense for stock options based on their fair value at their grant dates consistent with the methodology prescribed under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation."

(Dollars in millions, except per share amounts)

                                     Three Months Ended       Nine Months Ended
                                        January 31,              January 31,
                                      2003       2004          2003       2004
                                     ------     ------        ------     ------
Net income, as reported              $ 70.0     $ 80.5        $187.1     $199.9
Stock-based employee compensation
 expense determined under fair
 value based method, net of tax        (1.1)      (1.0)         (3.0)      (2.8)
                                     ------     ------        ------     ------
   Pro forma net income              $ 68.9     $ 79.5        $184.1     $197.1
                                     ======     ======        ======     ======
Earnings per share - pro forma:
   Basic                              $0.50      $0.65         $1.35      $1.63
   Diluted                            $0.50      $0.65         $1.34      $1.62

Earnings per share - as reported:
   Basic                              $0.51      $0.66         $1.37      $1.65
   Diluted                            $0.51      $0.66         $1.36      $1.64

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


6.   Environmental

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


7.   Contingencies

We operate in a litigious environment, and we get sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and estimable, and adjust the accrual as appropriate to reflect changes in facts and circumstances.

Brown-Forman Corporation and six other beer, spirits and wine producers are defendants in three civil actions entitled Hakki v. Adolph Coors Company et.al, Kreft v. Zima Beverage Co. et.al, and Wilson v. Zima Company, which are discussed below in Part II - Other Information, Item 1, on page 20. We will vigorously defend this litigation and it is not possible at this time to estimate a possible loss or range of loss, if any, in these lawsuits. However, an adverse result in these or other matters from time-to-time could have a material adverse effect on our business.

In August 2003, we entered into an agreement with Diageo Great Britain Limited to settle a lawsuit involving the distribution of Jack Daniel's Tennessee Whiskey in the United Kingdom. Under the settlement, Brown-Forman paid Diageo
8.9 million British pounds (approximately $14.3 million) to end the controversy between the parties. The cost of the settlement was accrued as of July 31, 2003, and reduced earnings for the nine months ended January 31, 2004 by $0.06 per share.

8.   Business Segment Information

(Dollars in millions)               Three Months Ended       Nine Months Ended
                                        January 31,             January 31,
                                      2003       2004        2003         2004
                                     ------     ------     --------     --------
Net sales:
   Beverages                         $472.8     $531.0     $1,350.8     $1,499.3
   Consumer durables                  162.8      166.0        455.9        455.5
                                     ------     ------     --------     --------
      Consolidated net sales         $635.6     $697.0     $1,806.7     $1,954.8
                                     ======     ======     ========     ========

Operating income:
   Beverages                         $ 93.2     $117.4     $  260.4     $  301.3
   Consumer durables                   13.6        9.5         27.0         16.5
                                     ------     ------     --------     --------
                                      106.8      126.9        287.4        317.8
Interest expense, net                   0.8        4.9          2.6         15.0
                                     ------     ------     --------     --------
    Income before income taxes       $106.0     $122.0     $  284.8     $  302.8
                                     ======     ======     ========     ========



                                                        Consumer
                                          Beverages     Durables       Total
                                          ---------     --------       ------
Goodwill:
   Balance as of April 30, 2003            $180.7        $130.3        $311.0
   Additions related to
    Distillerie Tuoni e Canepa:
       Purchase price allocation adjustment  (2.9)         --            (2.9)
       Foreign currency translation
        adjustment                            6.9          --             6.9
                                           ------        ------        ------
   Balance as of January 31, 2004          $184.7        $130.3        $315.0
                                           ======        ======        ======

9.   Comprehensive Income

Comprehensive income is a broad measure of the effects of all transactions and events (other than investments by or distributions to shareholders) that are recognized in stockholders' equity, regardless of whether those transactions and events are included in net income. The following table adjusts the company's net income for the other items included in comprehensive income:


(Dollars in millions)               Three Months Ended      Nine Months Ended
                                        January 31,            January 31,
                                      2003       2004       2003         2004
                                     ------     ------     ------       ------
Net income                           $ 70.0     $ 80.5     $187.1       $199.9
Other comprehensive income (loss):
 Net gain (loss) on cash flow hedges   (1.0)       0.2       (2.2)         0.3
 Net gain (loss) on securities          0.2        0.1       (0.1)         0.3
 Minimum pension liability adjustment   --         --        (0.4)         --
 Foreign currency translation
  adjustment                            2.6       12.9        8.2         20.6
                                     ------     ------     ------       ------
Other comprehensive income              1.8       13.2        5.5         21.2
                                     ------     ------     ------       ------
   Comprehensive income              $ 71.8     $ 93.7     $192.6       $221.1
                                     ======     ======     ======       ======


Accumulated other comprehensive loss (income) consisted of the following:

(Dollars in millions)                           April 30,      January 31,
                                                  2003            2004
                                                 ------          ------
Pension liability adjustment                     $ 79.1          $ 79.1
Cumulative translation adjustment                   2.8           (17.8)
Unrealized gain on cash flow hedge contracts        1.6             1.3
Unrealized gain on securities                      (0.1)           (0.4)
                                                 ------          ------
                                                 $ 83.4          $ 62.2
                                                 ======          ======


10.  Stock Split and Retirement of Treasury Stock

In January 2004, the company's Board of Directors authorized a 2-for-1 stock split for all shares of Class A and Class B common stock. The stock split was paid on January 20, 2004 in the form of a stock dividend to stockholders of record as of the close of business on January 12, 2004. In order to accomplish the stock split, stockholders approved an amendment to the company's charter, increasing the authorized Class A common stock from 30,000,000 to 57,000,000 shares and the Class B common stock from 60,000,000 to 100,000,000 shares.

As a result of the stock split, we reclassified approximately $9.5 million from the company's retained earnings account to its common stock account. The $9.5 million represents the $0.15 par value per share of the shares issued in the stock split.

Immediately prior to the stock split, we retired approximately 567,000 Class A shares and 5,414,000 Class B shares that were held in treasury with a cost of approximately $421.1 million. As a result, we reclassified the $0.9 million par value of the retired shares from the company's treasury stock account to its common stock account and reclassified the remaining $420.2 million cost of the retired shares from the treasury stock account to retained earnings.

The following table shows the change in the company's issued shares:

(Shares in thousands)                 Three Months Ended      Nine Months Ended
                                          January 31,            January 31,
                                        2003       2004        2003       2004
Class A (voting) Common Shares:
   Balance at beginning of period      28,988     28,988      28,988     28,988
   Retirement of treasury stock            --       (567)         --       (567)
   Stock split                             --     28,420          --     28,420
                                       ------     ------      ------     ------
   Balance at end of period            28,988     56,841      28,988     56,841
                                       ======     ======      ======     ======

Class B (nonvoting) Common Shares:
   Balance at beginning of period      40,008     40,008      40,008     40,008
   Retirement of treasury stock            --     (5,414)         --     (5,414)
   Stock split                             --     34,594          --     34,594
                                       ------     ------      ------     ------
   Balance at end of period            40,008     69,188      40,008     69,188
                                       ======     ======      ======     ======

All previously reported share and per share amounts have been restated in the accompanying financial statements and related notes to reflect the stock split.


11.  Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis along with our 2003 Annual Report. Note that the results of operations for the nine months ended January 31, 2004 do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, "we," "us," and "our" refer to Brown- Forman Corporation.

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

These statements are subject to a number of important risks and uncertainties that could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed. These risks include, but are not limited to:

 - changes in general economic conditions, political and social trends;
 - impact on profits earned overseas by a strengthening U.S. dollar against foreign currencies, especially the British Pound;
 - reduced bar, restaurant, hotel and travel business in wake of another terrorist attack, such as occurred on 9/11;
 - developments in the three class action lawsuits filed against Brown-Forman and other spirits, beer and wine manufacturers alleging that our advertising causes illegal consumption of alcohol by those under the legal drinking age, or other attempts to limit alcohol marketing, through either litigation or regulation;
 - tax increases, whether at the federal or state level;
 - increases in the price of grain and grapes;
 - continued depressed retail prices and margins in our wine business because of existing grape contract obligations and a world-wide oversupply of grapes; and
 - the effects on our consumer durables business of the general economy, department store business, response rates in our direct marketing business, and profitability of mall outlet operations.

These statements are also subject to the factors mentioned in Part 1, Item 2 of the Company's Form 10-K for the year ended April 30, 2003, which we incorporate herein by reference.

Results of Operations:
Third Quarter Fiscal 2004 Compared to Third Quarter Fiscal 2003

Here is a summary of our operating performance (expressed in millions, except percentage and per share amounts):

                                             Three Months Ended
                                                 January 31,
                                            2003             2004         Change
                                           ------           ------        ------
Net Sales:
   Beverages                               $472.8           $531.0          12%
   Consumer Durables                        162.8            166.0           2%
                                           ------           ------
      Total                                $635.6           $697.0          10%

Gross Profit:
   Beverages                               $230.0           $266.2          16%
   Consumer Durables                         78.5             78.7           0%
                                           ------           ------
      Total                                $308.5           $344.9          12%

Advertising Expenses:
   Beverages                               $ 63.2           $ 63.6           1%
   Consumer Durables                         24.9             23.9          (4%)
                                           ------           ------
      Total                                $ 88.1           $ 87.5          (1%)

SG&A Expenses:
   Beverages                               $ 80.8           $ 89.5          11%
   Consumer Durables                         39.0             43.5          12%
                                           ------           ------
      Total                                $119.8           $133.0          11%

Other Expense (Income):
   Beverages                               $ (7.2)          $ (4.3)
   Consumer Durables                          1.0              1.8
                                           ------           ------
      Total                                $ (6.2)          $ (2.5)

Operating Income:
   Beverages                               $ 93.2           $117.4          26%
   Consumer Durables                         13.6              9.5         (30%)
                                           ------           ------
      Total                                $106.8           $126.9          19%

Net Income                                 $ 70.0           $ 80.5          15%

Earnings per Share - Basic                 $ 0.51           $ 0.66          29%
Earnings per Share - Diluted               $ 0.51           $ 0.66          29%

Effective Tax Rate                           34.0%            34.0%

The company's earnings for the quarter ended January 31, 2004 were $0.66 per share, up 29% or $0.15 per share compared to the same period last year. (All earnings per share amounts have been adjusted to reflect a 2-for-1 stock split, effective January 12, 2004). Higher quarterly earnings per share were driven by solid profit growth for Jack Daniel's Tennessee Whiskey, the effects of the March 2003 share repurchase ($0.05 per share), improved results from the company's wine brands, and benefits from a weaker U.S. dollar ($0.03 per share). These increases were partially offset by higher SG&A expenses and lower profits ($0.02 per share) from the Consumer Durables segment.

Beverages

In the third quarter, revenues and gross profit for Beverages were up 12% and 16%, respectively. The strong revenue growth was driven by the benefits of a weaker U.S. dollar, the addition of new markets to our distribution arrangement for Finlandia Vodka Worldwide, and continued volume and pricing growth for our spirits brands. The weaker dollar accounted for $22 million, or 5%, of the growth in revenue during the quarter. Revenue gains were partially offset by the discontinuation of a few wine brands. Advertising expenses were essentially flat during the quarter, as higher levels of investment for our spirits brands were offset by a decline for wines. SG&A expenses were up approximately $9 million for the quarter, reflecting the consolidation of costs from both Finlandia Vodka Worldwide and Distillerie Tuoni e Canepa (Tuaca), companies which we acquired last fiscal year. In addition, increased pension costs, reorganization expenses related to our California wine operations, and the impact of the weaker U.S. dollar contributed to the higher SG&A expenses for the quarter. Segment operating income was up a solid 26% in the third quarter.

Global shipment and depletion trends were strong for Jack Daniel's Tennessee Whiskey during the quarter, particularly in the United States where volume trends have continued to accelerate in recent months. (Depletions are shipments from wholesale distributors to retailers, and are commonly used in the wine and spirits industry as an approximation of consumer demand.) Global depletion trends for Southern Comfort were positive; however, shipments were down as wholesaler inventory levels were reduced in the U.S. and Continental Europe. Results for Finlandia in the U.S. were mixed, as solid volume growth was largely offset by higher product costs, including the impact of the stronger Euro. Volumes for Finlandia in Europe continued to grow, reflecting the addition of new markets since the company's acquisition on December 31, 2002.

The wine industry in the United States remains very competitive. Although domestic pricing for both Fetzer and Bolla is up this year, volumes are down. In addition, higher grape costs for Bolla, coupled with the stronger Euro, reduced the brand's gross margin. Despite an improvement in operating profit from our wine brands during the quarter, the environment has not meaningfully improved and expected full year profit growth is modest.

Consumer Durables

Net sales for Consumer Durables were up 2% in the quarter as results in the direct-to-consumer channel and our retail outlet stores improved slightly. However, sales to department stores during the quarter were disappointing. Although profits from the direct-to-consumer channel improved somewhat during the quarter, consumer response rates remain sluggish, and as a result, advertising expenses have been reduced. Segment operating income dropped $4 million during the quarter, as the reduced advertising investment was not enough to offset higher pension expenses and a reorganization charge.

Results of Operations:
Nine Months Fiscal 2004 Compared to Nine Months Fiscal 2003

Here is a summary of our operating performance (expressed in millions, except percentage and per share amounts):

                                             Nine Months Ended
                                                January 31,
                                           2003             2004          Change
                                         --------         --------        ------
Net Sales:
   Beverages                             $1,350.8         $1,499.3          11%
   Consumer Durables                        455.9            455.5           0%
                                         --------         --------
      Total                              $1,806.7         $1,954.8           8%

Gross Profit:
   Beverages                             $  675.2         $  768.2          14%
   Consumer Durables                        219.5            213.9          (3%)
                                         --------         --------
      Total                              $  894.7         $  982.1          10%

Advertising Expenses:
   Beverages                             $  183.1         $  192.4           5%
   Consumer Durables                         69.7             67.6          (3%)
                                           ------           ------
      Total                              $  252.8         $  260.0           3%

SG&A Expenses:
   Beverages                             $  238.3         $  270.4          13%
   Consumer Durables                        119.1            125.1           5%
                                           ------           ------
      Total                              $  357.4         $  395.5          11%

Other Expense (Income):
   Beverages                             $   (6.6)        $    4.1
   Consumer Durables                          3.7              4.7
                                           ------           ------
      Total                              $   (2.9)        $    8.8

Operating Income:
   Beverages                             $  260.4         $  301.3          16%
   Consumer Durables                         27.0             16.5         (39%)
                                         --------         --------
      Total                              $  287.4         $  317.8          11%

Net Income                               $  187.1         $  199.9           7%

Earnings per Share - Basic               $   1.37         $   1.65          20%
Earnings per Share - Diluted             $   1.36         $   1.64          20%

Effective Tax Rate                           34.3%            34.0%

The company's diluted earnings for the nine months ended January 31, 2004 were $1.64 per share, up 20% from the $1.36 earned in the same period last year. Year-to-date results benefited from favorable foreign exchange trends ($0.14 per share), the share repurchase ($0.12 per share), strong earnings growth for both Jack Daniel's and Southern Comfort, and increased profits from our new distribution arrangement in the United Kingdom ($0.03 per share). These gains were partially offset by a charge to settle a lawsuit with Diageo Great Britain Limited involving the distribution of Jack Daniel's in the U.K. ($0.06 per share), lower profits from the Consumer Durables segment ($0.05 per share), and the impact of lower trade inventory levels for our global beverage brands.

Beverages

For the first nine months of the fiscal year, beverage revenues and gross profit were up 11% and 14%, respectively. Growth was driven by a weakening of the U.S. dollar, which increased year-to-date revenues and operating income by $60 million and $26 million, respectively. The increases in revenues and gross profit were also fueled by higher demand for Jack Daniel's and Southern Comfort accompanied by margin improvement for those brands. The new distribution arrangement in the U.K also contributed to the growth in revenue. In the first quarter of fiscal 2003, we had a one-time reduction in trade inventories as we began selling our spirits brands directly to the trade in the U.K. through a cost sharing arrangement with Bacardi. As a result, revenues improved by $13 million during fiscal 2004 due to the resumption of a normal shipment pattern into the U.K., as well as the higher profit margin earned in that market via the new distribution arrangement. Additionally, we now record excise taxes for our U.K. spirits sales in both sales and cost of sales, which increased segment revenue by $20 million.

Advertising  expenses  were  up $9  million  during  the  period,  as  increased investments behind our spirits brands more than offset a reduction in advertising for our wine brands. SG&A expenses increased approximately $32 million, as we added sales and marketing people in the U.K. to support the new distribution arrangement and recognized higher pension costs. SG&A expenses were also higher in Continental Europe due to the consolidation of financial results from both Finlandia Vodka Worldwide and Distillerie Tuoni e Canepa, while the increase in other expense mainly reflects the impact of the settlement of the Diageo litigation.

Consumer Durables

Net sales for Consumer Durables were flat compared to the same period last year, while gross profit declined 3%. The segment reported year-to-date operating income of approximately $17 million compared to $27 million last year, primarily due to softness in the direct-to-consumer channel, restructuring expenses and higher pension and distribution expenses.

Outlook

We expect the environment to remain difficult for wine and Consumer Durables in the fourth quarter of this fiscal year. However, we are encouraged by the opportunities and trends for our spirits brands. As a result, we plan to significantly increase the advertising behind our spirits brands in the fourth quarter. This increased level of advertising investment, coupled with higher pension expenses and our ongoing focus on lowering wholesale and retail inventories on a global basis, is expected to temper earnings growth in the fourth quarter. Our latest forecast is for earnings for the full fiscal year to grow 15-17% to $2.09 to $2.13 per share.


Liquidity and Financial Condition

Cash and cash equivalents increased by $38.1 million during the nine months ended January 31, 2004, compared to a decline of $36.0 million during the same period last year. Cash provided by operations improved by $70.2 million, reflecting a more favorable working capital position and higher earnings. Cash used for investments was $86.0 million less than the amount used in the nine months ended January 31, 2003, during which we purchased Finlandia Vodka Worldwide and had higher capital expenditures related to expanding and modernizing our production and distribution facilities. Cash used for financing activities declined by $82.1 million, mainly reflecting an increase in net repayments of commercial paper.

In January, the Board of Directors declared a regular quarterly cash dividend of $0.2125 per share on both Class A and Class B common stock. Stockholders of record on March 8, 2004 will receive the cash dividend on April 1, 2004. The dividend on an annualized basis is now $0.85 per share.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We hold debt obligations, foreign currency forward and option contracts, and commodity futures contracts that are exposed to risk from changes in interest rates, foreign currency exchange rates, and commodity prices, respectively. Established procedures and internal processes govern the management of these market risks. As of January 31, 2004, we do not consider the exposure to these market risks to be material.


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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Brown-Forman Corporation and six other beer, spirits and wine producers are defendants in a civil action entitled Hakki v. Adolph Coors Company, et. al, originally filed in the Superior Court of the District of Columbia, No. 03-9183, and now removed to the United States District Court for the District of Columbia, No. 1:03cv02621(GK). Essentially identical suits have been filed by the same lawyers against the same defendants in Denver and Charlotte entitled Kreft v. Zima Beverage Co., et. al, District Court, City and County of Denver, Colorado, 03cv9229 and Wilson v. Zima Company, North Carolina Superior Court, Mecklenberg County, Civil Action 04-CVS-626, respectively. Hakki was filed in November 2003, Kreft in December 2003, and Wilson in January 2004. The company has also received notice that the same lawyers intend to file another suit in California naming the company as a defendant.

The suits allege that the defendants have engaged in deceptive marketing practices and schemes targeted at underage consumers, negligently marketed their products to the underage, and fraudulently concealed their alleged misconduct.

Plaintiffs seek class action certification on behalf of: (a) a guardian class consisting of all persons who were or are parents of children whose funds were used to purchase beverage alcohol marketed by the defendants which were consumed without their prior knowledge by their children under the age of 21 during the period 1982 to present; and (b) an injunctive class consisting of the parents and guardians of all children currently under the age of 21.

The suits seek: (1) a finding that defendants engaged in a deceptive scheme to market alcoholic beverages to underage persons and an injunction against such alleged practices; (2) disgorgement and refund to the class of all proceeds resulting from sales to the underage since 1982; and (3) judgment to each class member for a trebled award of actual damages, punitive damages, and attorneys fees.

Brown-Forman will vigorously defend these cases and contest the plaintiffs' allegations about its business conduct, including that it intentionally markets its beverage alcohol products to minors and that its advertising is illegal.

Item 4.  Submission of Matters to a Vote of Security Holders

By written consent in lieu of a meeting, in response to a proxy statement dated December 5, 2003, stockholders approved a proposal to amend Brown-Forman Corporation's charter to increase the authorized Class A common stock from 30,000,000 to 57,000,000 shares and the Class B common stock from 60,000,000 to 100,000,000 shares. The votes cast were as follows:

                                Shares Voted*
                          Class A          Class B
                          -------          -------
          For           19,414,927       20,403,509
          Against                7           27,300
          Abstain              114          243,215

   *These share numbers have not been adjusted to reflect the subsequent 2-for-1 stock split.



Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits:

       3(i)   Restated Certificate of Incorporation of Brown-Forman Corporation

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

       On November 25, 2003, Brown-Forman Corporation filed a report on Form 8-K announcing the results of its operations for the quarter ended
       October 31, 2003.

       On November 26, 2003, Brown-Forman Corporation filed a report on Form 8-K announcing a lawsuit filed against several beer, spirits, and wine companies, including Brown-Forman Corporation.

       On January 15, 2004, Brown-Forman Corporation filed a report on Form 8-K announcing the appointment of James D. Hanauer as the chief executive officer of Brown-Forman's subsidiary, Lenox, Inc.

       On February 25, 2004, Brown-Forman Corporation filed a report on Form 8-K announcing the results of its operations for the quarter ended
       January 31, 2004.

                                   SIGNATURES

As required by the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned authorized officer.

                                                BROWN-FORMAN CORPORATION
                                                     (Registrant)


Date:   March 3, 2004                      By:  /s/ Phoebe A. Wood
                                                Phoebe A. Wood
                                                Executive Vice President and
                                                 Chief Financial Officer
                                                (On behalf of the Registrant and
                                                 as Principal Financial Officer)

                                                                    Exhibit 3(i)

The following Restated Certificate of Incorporation includes the amendment to the first paragraph of Article Fourth of the Restated Certificate of Incorporation to change the number of authorized shares, which amendment has been approved by the shareholders by written consent in lieu of a meeting, in response to a proxy statement dated December 5, 2003 in accordance with Section 242(b)(1) and (2) of the Delaware General Corporation Law and in all other respects correctly sets forth without change the corresponding provisions of the Corporation's Restated Certificate of Incorporation as heretofore amended:

                      RESTATED CERTIFICATE OF INCORPORATION
                                       OF
                            BROWN-FORMAN CORPORATION

   FIRST:   The name of this Corporation is BROWN-FORMAN CORPORATION.

   SECOND: The registered office of the Corporation in the State of Delaware is to be located at 1209 Orange Street, City of Wilmington, County of New Castle. The name and post office address of its registered agent in the State of Delaware is The Corporation Trust Company, Corporation Trust Center, 1209 Orange Street, Wilmington, County of New Castle, Delaware 19801.

   THIRD:   The nature of the business and the objects and purposes to be transacted, promoted and carried on by the Corporation are to do, in any part of the world, any and all things herein mentioned and set forth, as fully and to the same extent, to all intents and purposes, as natural persons might or could do, viz:

       1. To manufacture, distill, compound, blend, rectify, combine, buy, sell, distribute, deal in, export, import, store and warehouse all kinds of distilled spirits, whiskey, gin, high wines, alcohol and all kinds of cereals, grains, beets, yeasts, oils, molasses, and all articles used or useful in connection with the operation of a distillery, and all products or by-products of such articles;

       2. To manufacture, buy, sell, deal in, distribute, store and warehouse such cooperage as may be used or useful in the operation of a distillery;

       3. To manufacture, buy, sell, distribute, grow, import, export, store and warehouse all materials and supplies and other articles used or useful or incidental to the operation of a distillery business;

       4. To carry on a general distilling, redistilling, compounding, blending, bottling, cooperage, storage and warehousing business;

       5. To issue, register, certify, buy, sell, pledge, assign, transfer, exchange, guarantee and otherwise deal in storage or warehouse receipts;

       6. To acquire by purchase or otherwise, own, mortgage, pledge, sell, assign, transfer, and otherwise acquire and dispose of and deal in and with goods, wares and merchandise and real and personal property of every class and description wheresoever situated;

       7. To purchase, acquire, hold, guarantee, sell, assign, transfer, mortgage, pledge, exchange, or otherwise dispose of shares of the capital stock, bonds, debentures, evidences of indebtedness and other securities of any corporation or association, whether foreign or domestic, private or governmental, whether now or hereafter organized, and to issue in exchange therefore its own stocks, bonds or other obligations or securities, and while the holder of any such shares of stock or other securities to exercise all the rights, powers and privileges of ownership, including the right to vote thereon to the same extent as a natural person might or could do;

       8. To sell or in any manner dispose of, mortgage or pledge any stock, bonds or other obligations or any property, real or personal, which at any time may be held by the Corporation as and when and upon such terms and conditions as the Board of Directors shall determine.

       9. To acquire all or any part of the good will, rights, property and business of any person, entity, partnership, association or corporation heretofore or hereafter engaged in any business similar to any business which the Corporation has power to conduct, to pay for the same in cash or in stock, bonds or other obligations of the Corporation or otherwise, to hold, utilize and in any manner dispose of the whole or any part of the rights and property so acquired, and to assume in connection therewith any liabilities of any such person, entity, partnership, association or corporation and conduct in any lawful manner the whole or any part of the business thus acquired;

      10. To acquire, hold, use, sell, assign, lease and grant licenses in respect of, mortgage or otherwise dispose of, letters patent of the United States, or any foreign country, patents, patent rights, licenses and privileges, inventions, improvements and processes, trademarks, and trade-names, relating to or useful in connection with any business of the Corporation;

      11. To enter into, make, perform and carry out contracts of every kind for any lawful purpose without limit as to amount, with any person, firm, association or Corporation, municipality, county, state, territory, government or other municipal or governmental sub-division;

      12. From time to time, without limit as to amount, to borrow or raise moneys for any of the purposes of the Corporation and to draw, make, accept, endorse, execute and issue promissory notes, drafts, bills of exchange, warrants, bonds, debentures and other negotiable or non-negotiable instruments and evidences of indebtedness, and to secure the payment thereof and of the interest thereon by mortgage on, or pledge, conveyance or assignment in trust of, the whole or any part of the assets of the Corporation, real, personal or mixed, including contract rights, whether at the time owned or thereafter acquired, and to sell, pledge or otherwise dispose of such securities or other obligations of the Corporation for its corporate purposes. To loan its uninvested funds and/or surplus from time to time to such extent as the Corporation may deem advisable, with such security, if any, as the Board of Directors may determine.

      13. To purchase, hold, sell, transfer, reissue or cancel the shares of its own capital stock or any securities or other obligations of the Corporation in the manner and to the extent now or hereafter permitted by the laws of Delaware;

      14. The Corporation may conduct its business in the State of Delaware, in other states, the District of Columbia, the territories and colonies of the United States, and in foreign countries, and may hold, own, improve, mortgage, sell, convey, and otherwise dispose of real and personal property of every class and description in any of the states, districts, territories or colonies of the United States, and in all foreign countries, subject to the laws of such state, district, territory, colony or country;

      15. In general, to carry on any other business in connection with the foregoing, whether manufacturing or otherwise, and to have and to do any and all things incident to or in connection with the objects and purposes of the Corporation hereinabove set forth; provided, however, that the Corporation shall not in any state, territory, district, possession or country carry on any business, or exercise any powers, which a corporation organized under the laws thereof could not carry on or exercise. It is the intention that the objects specified in this Third clause shall, except where otherwise expressed in said clause, be in no wise limited or restricted by reference to or inference from the terms of any other clause in this Certificate of Incorporation, but that the several objects specified in this clause shall be regarded as independent objects, nor shall anything in this clause be held to limit or restrict, in any manner, the powers of this Corporation.

   FOURTH: The total number of shares of all classes of stock which the Corporation shall have authority to issue is One Hundred Fifty-Seven Million (157,000,000) shares, divided into (a) Fifty-Seven Million (57,000,000) shares of Class A Common Stock of the par value of Fifteen Cents ($0.15) each; and
(b) One Hundred Million (100,000,000) shares of Class B Common Stock of the par value of Fifteen Cents ($0.15) each.

   Authorized but unissued shares of Class A Common Stock and of Class B Common Stock may be issued and sold from time to time by the Corporation for such consideration and upon such terms as may from time to time be fixed by the Board of Directors, without action by the stockholders.

Rights of Class A Common Stock and Class B Common Stock.

   Every share of the common stock of both classes, whenever and for whatever consideration issued, shall be entitled to the same rights as every other share of common stock in all distributions of earnings or assets of the Corporation distributable to the holders of the common stock.

   Except as herein provided, the holders of the Class A Common Stock shall have full and exclusive voting powers. The Class B Common Stock shall be in all respects equal and identical to the Class A Common Stock except that the holders of the Class B Common Stock shall have no voting powers in the election of directors, or on any question, except as otherwise provided by the laws of Delaware.

General Provisions.

   No holder of any stock of the Corporation as such shall be entitled as of right to purchase or subscribe for any part of any stock of the Corporation authorized by this Restated Certificate of Incorporation or of any additional stock of any class to be issued by reason of any increase of the authorized stock of the Corporation or of any bonds, certificates of indebtedness, debentures, or other securities convertible into stock of the Corporation, but any stock authorized by this Restated Certificate of Incorporation, or any such additional authorized issue of stock or of securities convertible into stock, may be issued and disposed of by the Board of Directors to such persons, firms, corporations, or associations, and upon such terms as the Board of Directors may in its discretion determine, without offering any thereof on the same terms or on any terms to the stockholders then of record or to any class of stockholders.

   FIFTH:   This Corporation is to have perpetual existence.

   SIXTH:   The private property of the stockholders shall not be subject to the payment of corporate debts to any extent whatever. Stock of the Corporation which has been declared by the Board of Directors to be full paid stock in accordance with the existing laws of the State of Delaware in such case made and provided shall not be liable to any further assessment or call thereon, nor shall the holder thereof be liable for any further payment thereon or in respect thereto, anything herein or in the constitution or law of any other state, territory or dependency or country now in force or hereafter enacted to the contrary notwithstanding.

   SEVENTH: The number of Directors of the Corporation shall be fixed by the By-laws and may be altered from time to time as may be provided therein, but shall never be less than three (3). In case of any increase in the number of Directors, the additional Directors may be elected by the Directors then in office or by the Stockholders at any annual or special meeting, as shall be provided in the By-Laws. It shall not be necessary to be a stockholder in order to be a Director.

   EIGHTH: All corporate powers shall be exercised by the Board of Directors except as otherwise provided by statute or by this Certificate of Incorporation.

   In furtherance, and not in limitation of the powers conferred by statute, the Board of Directors is expressly authorized:

      To make, alter and amend the By-Laws of the Corporation;

      To set apart out of any funds of the Corporation available for dividends, a reserve or reserves for any proper purpose and to abolish any such reserve in the manner in which it was created;

      To authorize the payment of compensation to the Directors for services to the Corporation, including fees for attendance at meetings of the Board of Directors, and to determine the amounts of such compensation and fees;

      The Board of Directors may from time to time create and issue, whether or not in connection with the issue and sale of any shares of stock or other securities of the Corporation, rights or options entitling the holders thereof to purchase from the Corporation any shares of its capital stock, such rights or options to be evidenced by or in such instrument or instruments as shall be approved by the Board of Directors. The terms upon which, the time or times, which may be limited or unlimited in duration, at or within which, and the price or prices at which any such shares may be purchased from the Corporation upon the exercise of any such rights or options shall be such as shall be fixed and stated in a resolution or resolutions adopted by the Board of Directors providing for the creation and issue of such rights or options, and, in every case, set forth or incorporated by reference in the instrument or instruments evidencing such rights or options;

      To procure the Corporation to be licensed or recognized in any state, county, city or other municipality of the United States, the District of Columbia, and in any foreign country and in any town, city or municipality thereof, to conduct its business and to have one or more offices therein.

      From time to time to determine whether and to what extent, and at what times and places, and under what conditions and regulations, the accounts and books of the Corporation (other than the stock ledger), or any of them, shall be open to the inspection of the Stockholders, and no Stockholder shall have any right to inspect any account or book or document of this Corporation, except as permitted by statute or authorized by the Board of Directors, or by a resolution of the Stockholders;

      If the By-Laws so provide, to designate three (3) or more of their number to constitute an Executive Committee, which Committee shall, for the time being, as provided in the By-Laws of the Corporation, have and exercise any or all of the powers of the Board of Directors in the management of the business and affairs of this Corporation, and have power to authorize the seal of this Corporation to be affixed to all papers which may require it;

      Both Stockholders and Directors shall have power, if the By-Laws so provide, to hold their meetings, either within or without the State of Delaware, and to have one or more offices outside the State of Delaware, in addition to the principal office in Delaware; and the books of the Corporation may (subject to the provisions of the statute) be kept outside of the State of Delaware, at such places as may be, from time to time, designated by the Board of Directors;

      Pursuant to the affirmative vote of the holders of at least a majority of the shares of stock issued and outstanding and entitled to vote, given at a Stockholders' meeting duly called for that purpose, or when authorized by the written consent of the holders of a majority of the shares of stock issued and outstanding and entitled to vote, the Board of Directors shall have power and authority at any meeting, to sell, lease or exchange all of the property and assets of this Corporation, including its good will and its corporate franchises, upon such terms and conditions as its Board of Directors deem expedient and for the best interests of the Corporation;

      This Corporation may, in its By-Laws, confer powers, additional to the foregoing, upon the Directors, in addition to the powers and authorities expressly conferred upon them by statute.

   NINTH:   A Director of this Corporation shall not be disqualified by his office from dealing or contracting with this Corporation either as a vendor, purchaser, or otherwise, nor shall any transaction or contract of this Corporation be void or voidable by reason of the fact that any director or any firm of which any director is a member or any corporation of which any director is a shareholder, officer or director, is in any way interested in such transaction or contract, provided that such transaction or contract is or shall be authorized, ratified or approved, either (1) by a vote of a majority or a quorum of the Board of Directors without counting in such majority or quorum any director so interested or member of a firm so interested or a shareholder, officer or director of a corporation so interested, or (2) by the written consent or by vote at a stockholders' meeting of the holders of record of a majority in number of all the outstanding shares of capital stock of this Corporation entitled to vote; nor shall any director be liable to account to this Corporation for any profits realized by and from or through any such transaction, or contract of this Corporation authorized, ratified or approved as aforesaid by reason of the fact that he or any firm of which he is a member or any corporation of which he is a shareholder, officer or director was interested in such transaction or contract. Nothing herein contained shall create any liability in the events above described or prevent the authorization, ratification or approval of such contracts in any other manner provided by law.

   A director shall not be personally liable to the corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, except that he may be liable (i) for any breach of the director's duty of loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the Delaware General Corporation Law or (iv) for any transaction from which the director derived an improper personal benefit.

   TENTH:   Whenever a compromise or arrangement is proposed between this
Corporation and its creditors or any class of them and/or between this Corporation and its stockholders or any class of them, any court of equitable jurisdiction within the State of Delaware may, on the application in a summary way of this Corporation or of any creditor or stockholder thereof, or on the application of any receiver or receivers appointed for this Corporation under the provisions of Section 3883 of the Revised Code of 1915 of said State, or on the application of trustees in dissolution or of any receiver or receivers appointed for this Corporation under the provisions of Section 43 of the General Corporation Law of the State of Delaware, order a meeting of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this Corporation, as the case may be, to be summoned in such manner as the said Court directs. If a majority in number representing three-fourths in value of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this Corporation, as the case may be, agree to any compromise or arrangement and to any reorganization of this Corporation as consequence of such compromise or arrangement, the said compromise or arrangement and the said reorganization shall, if sanctioned by the Court to which the said application has been made, be binding on all the creditors or class of creditors, and/or on all the stockholders or class of stockholders, of this Corporation, as the case may be, and also on this Corporation.

   ELEVENTH: The Corporation reserves the right to amend, alter, change, or repeal any provisions contained in this Certificate of Incorporation, in the manner now or hereafter prescribed by statute, and all rights conferred on Stockholders herein are granted, subject to this reservation.

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


Date:   March 3, 2004                           By: /s/ Owsley Brown II
                                                Owsley Brown II
                                                Chief Executive Officer

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


Date:   March 3, 2004                           By: /s/ Phoebe A. Wood
                                                Phoebe A. Wood
                                                Chief Financial Officer

                                                                    Exhibit 32

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Brown-Forman Corporation ("the Company") on Form 10-Q for the period ended January 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in the capacity as an officer of the Company, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

This certificate is being furnished solely for purposes of Section 906 and is not being filed as part of the Report.


Date:   March 3, 2004                           By: /s/ Owsley Brown II
                                                Owsley Brown II
                                                Chief Executive Officer and
                                                 Chairman


Date:   March 3, 2004                           By: /s/ Phoebe A. Wood
                                                Phoebe A. Wood
                                                Executive Vice President and
                                                 Chief Financial Officer


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.