Form 10-K
period 2004-04-30
BROWN FORMAN CORP
filed 2004-07-02
CIK 14693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended April 30, 2004
                        Commission file number 002-26821

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No[ ]

The aggregate market value, as of the last business day of the most recently completed second fiscal quarter, of the voting and nonvoting equity held by nonaffiliates of the registrant was approximately $2,300,000,000.

The number of shares outstanding for each of the registrant's classes of Common Stock on June 30, 2004 was:
     Class A Common Stock (voting)            56,841,070
     Class B Common Stock (nonvoting)         64,926,934

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's 2004 Annual Report to Stockholders are incorporated by reference into Parts I, II, and IV of this report. Portions of the Proxy Statement of Registrant for use in connection with the Annual Meeting of Stockholders to be held July 22, 2004 are incorporated by reference into Part III of this report.

                                     PART I
Item 1.  Business

(a) General development of business:

Brown-Forman Corporation ("we," "us," or "our" below) was incorporated under the laws of the State of Delaware in 1933, successor to a business founded in 1870 as a partnership and subsequently incorporated under the laws of the Commonwealth of Kentucky in 1901. Through the first 85 years, we were primarily a bourbon company, marketing brands such as Early Times and Old Forester. Starting in the mid-1950s, we began a series of acquisitions, including the purchase of Jack Daniel's Tennessee Whiskey in 1956, and the subsequent acquisitions of Canadian Mist Canadian whisky, Southern Comfort liqueur, a minority equity position in the company that owns Glenmorangie Single Malt Scotch, an 80% investment in Finlandia Vodka Worldwide, and Tuaca liqueur. Beginning in the 1990s, we also acquired premium wine companies including Fetzer Vineyards California wines, Bolla Italian wines, and California's Sonoma-Cutrer Vineyards.

Our principal  executive  offices are located at 850 Dixie Highway,  Louisville,
Kentucky  40210  (mailing   address:   P.O.  Box  1080,   Louisville,   Kentucky
40201-1080), and our telephone number is (502) 585-1100.

(b) Financial information about segments:

Information regarding net sales, operating income, and total assets of each of our business segments is in Note 12 of Notes to Consolidated Financial Statements on page 46 of our 2004 Annual Report to Stockholders, which information is incorporated into this report by reference in response to Item 8.

(c) Narrative description of business:

The two segments comprising our operations are described below.

Beverages
---------
We manufacture, bottle, import, export, and market a wide variety of alcoholic beverage brands. We also manufacture and market new and used oak barrels. Our principal beverage brands are:

     Spirits                                       Wines
     -------                                       -----
     Jack Daniel's                                 Fetzer Vineyards
     Gentleman Jack                                Bolla
     Jack Daniel's Single Barrel                   Bel Arbor
     Jack Daniel's Country Cocktails               Bonterra Vineyards
     Jack Daniel's Original Hard Cola              Jekel Vineyards
     Canadian Mist                                 Sonoma-Cutrer Vineyards
     Southern Comfort                              Fontana Candida
     Finlandia                                     Korbel*
     Old Forester                                  Mariah*
     Early Times                                   Michel Picard*
     Woodford Reserve
     Pepe Lopez
     Tuaca
     Don Eduardo*
     Glenmorangie*
     Glen Moray*
     Ardbeg*
     Appleton*
     Amarula*

  * Brands represented in the U.S and other select markets by Brown-Forman

Our primary spirits brand is Jack Daniel's, which is the fifth-largest premium spirits brand and the largest selling American whiskey brand in the world according to volume statistics recently published by a leading trade publication. Our other leading brands are Southern Comfort, the second-largest selling liqueur in the United States, and Canadian Mist, the second-largest selling Canadian whisky worldwide, according to the recently published volume statistics referenced above. Our largest wine brands are Fetzer Vineyards and Bolla, two of the leading premium wine brands in the United States generally selling in the $6-10 per bottle price range according to information published by a leading consumer market research firm. That same firm cites Korbel as the largest selling premium champagne in the retail channel in the United States. We believe the statistics used to rank these products are reasonably accurate.

Our strategy is to market high quality products that satisfy the preferences of consumers of legal drinking age and to support those products with extensive international, national, and regional marketing programs. These programs are intended to extend consumer brand recognition and brand loyalty.

In the United States, we sell spirits and wines either through wholesale distributors or directly to state governments in those states that control alcohol sales. The contracts that we have with many of our distributors have formulas which determine reimbursement to distributors if we terminate them; the amount of reimbursement is based primarily on the distributor's length of service and a percentage of its purchases over time. Some states have statutes which limit our ability to terminate distributor contracts. Outside the United States, we typically distribute our products by selecting the best local distributor for our brands in each specific market. Our principal export markets are the United Kingdom, Australia, Germany, Spain, Italy, Japan, Canada, and France.

The principal raw materials used in manufacturing and packaging distilled spirits are corn, rye, malted barley, glass, cartons, and wood for new white oak barrels, which are used for storage of bourbon and Tennessee whiskey. Currently, none of these raw materials is in short supply, and there are adequate sources from which they may be obtained.

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

Under federal regulations, whiskey must be aged for at least two years to be designated "straight whiskey." We age our straight whiskeys for a minimum of three to five years. Federal regulations also require that "Canadian" whisky must be manufactured in Canada in compliance with Canadian laws and must be aged in Canada for at least three years. We believe we are in compliance with the regulations.

Due to aging requirements, production of whiskeys is scheduled to meet demand three to five years in the future. Accordingly, inventories are larger in relation to sales and total assets than would be normal for most other businesses.

Consumer Durables
-----------------
Our Consumer Durables business consists of a portfolio of consumer brands that have a rich heritage in the domestic market. We sell fine china dinnerware, crystal stemware and giftware, stainless steel flatware, and silver-plated and metal giftware under the Lenox and Gorham brands. Dansk is our contemporary tabletop, houseware and giftware brand. We sell premium casual dinnerware and fine china giftware under the Lenox trademark, and sterling silver flatware and sterling silver giftware under the Gorham and Kirk Stieff trademarks. Hartmann is our luggage, business case, and personal leather accessories brand. In addition, in the direct response channel, we sell collectible and home decor products in the United States under the Lenox brand and outside the United States primarily under the Brooks & Bentley brand.

We market our products domestically through authorized department stores, home specialty stores, and gift and jewelry shops, and through our company-owned stores and the internet. The following table provides information about company-owned store openings and closures for the two most recent fiscal years:

                                Lenox       Dansk      Hartmann     Total

   As of April 30, 2002           60          49           5         114
     Opened                        5           2           2           9
     Closed                       (2)         (5)         --          (7)
                                 ----        ----        ----       -----
   As of April 30, 2003           63          46           7         116
     Opened                       --          --           1           1
     Closed                       (5)         (5)         (1)        (11)
                                 ----        ----        ----       -----
   As of April 30, 2004           58          41           7         106
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

We believe we are the largest domestic marketer of fine tabletop products. We are also a leading domestic marketer of fine quality luggage, business cases, and personal leather accessories. We compete with a number of other suppliers in the wholesale channel. We also face competition from lifestyle retail stores that market their own brands.

Clay and feldspar are the principal raw materials used to manufacture china products. Gold and platinum are significant raw materials used to decorate china products. Fine silver is the principal raw material used to manufacture sterling silver giftware and sterling flatware products. Steel is the principal raw material used to manufacture stainless steel flatware. Leather and nylon, tweed and wool fabric are the principal raw materials used to manufacture luggage, business cases and personal leather accessories. We anticipate that these raw materials will be in adequate supply. However, the acquisition price of gold, platinum, fine silver and steel is influenced significantly by worldwide economic events and commodity trading.

Our revenues are traditionally greater in the second and third quarters of the fiscal year, primarily because of seasonal holiday buying.

Other Information
-----------------
We own numerous valuable trademarks that are essential to our business. Registrations of trademarks can generally be renewed indefinitely as long as the trademarks are in use. We have authorized, through licensing arrangements, the use of some of our trademarks on promotional items for the primary purpose of enhancing brand awareness.

As of April 30, 2004, we employed about 6,400 persons, including approximately 700 employed on a part-time or temporary basis. We believe our employee relations are good.

For information on the effects of compliance with federal, state, and local environmental regulations, refer to Note 14, "Environmental Matters," on page 47 of our 2004 Annual Report to Stockholders, which information is incorporated into this report by reference.

Our website address is www.brown-forman.com. Please note that our website address is provided as an inactive textual reference only. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are available free of charge on our website as soon as reasonably practicable after we electronically file those reports with the Securities and Exchange Commission. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

We have posted on our website (www.brown-forman.com) our Corporate Governance Guidelines, our Code of Conduct that applies to all directors and employees, and our Code of Ethics that applies specifically to our senior financial officers. We have also posted on our website the charters of our Audit and Compensation Committees. Copies of these materials are also available free of charge by writing to our Corporate Secretary, Michael B. Crutcher, 850 Dixie Highway, Louisville, Kentucky 40210 or e-mailing him at Michael_Crutcher@b-f.com.

(d) Financial information about geographic areas:

Geographic information about net sales and long-lived assets is in Note 12 of Notes to Consolidated Financial Statements on page 46 of our 2004 Annual Report to Stockholders, which information is incorporated into this report by reference in response to Item 8.

Item 2.  Properties

Significant properties by business segments are as follows:

Beverages
---------
Owned facilities:
   - Office facilities:
        - Corporate offices (including renovated historic structures)
          - Louisville, Kentucky

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

   - Warehousing facilities:
        - Lenox/Dansk/Gorham - Hagerstown, Maryland
        - Lenox/Dansk/Gorham - Williamsport, Maryland

Leased facilities:
   - Office facilities:
        - Brooks & Bentley - Kent, England

   - Warehousing facilities:
        - Lenox - South Brunswick, New Jersey (includes a retail store and clearance center); and Oxford, North Carolina
        - Lenox/Dansk/Gorham - Williamsport, Maryland
        - Lenox Direct Response/Collectibles - Bristol Township, Pennsylvania

   - Retail stores:
        - The Segment operates 58 Lenox stores in 29 states and 41 Dansk stores in 24 states. In addition, the Segment operates 7 Hartmann luggage outlet stores in 6 states.

   - Showrooms:
        - Lenox/Dansk/Gorham - New York, New York; Dallas, Texas; and Atlanta, Georgia

The lease terms expire at various dates and are generally renewable.

We believe that the facilities are in good condition and are adequate for the business.

Item 3.  Legal Proceedings

Brown-Forman Corporation and many other manufacturers of spirits, wine and beer are defendants in a series of essentially similar class action lawsuits seeking damages and injunctive relief over alleged marketing of beverage alcohol to underage consumers. Five lawsuits have been filed to date, the first three against eight defendants, including Brown-Forman: "Hakki v. Adolph Coors Company, et.al.," U.S. District Court for the District of Columbia, No. 1:03cv02621 (GK), filed November 2003; "Kreft v. Zima Beverage Co., et.al.," District Court, Jefferson County, Colorado, No. 04cv1827, filed December 2003; and "Wilson v. Zima Company, et.al.," U.S. District Court for the Western District of North Carolina, Charlotte Division, No. 3:04cv141, filed January 2004. Two virtually identical suits with allegations similar to those in the first three lawsuits were filed in Cleveland, Ohio, in April and June, 2004, respectively, against the original eight defendants as well as an additional nine manufacturers of spirits and beer, styled "Eisenberg v. Anheuser-Busch,"
U.S. District Court for the District of Northern Ohio, No. 1:04cv1081, and "Tully v. Anheuser-Busch," U.S. District Court for the District of Northern Ohio, No. 1:04cv1101. In addition, Brown-Forman has received a pre-lawsuit notice under the California Consumer Protection Act indicating that the same lawyers intend to file a lawsuit there against many industry defendants, including Brown-Forman, presumably on the same facts and legal theories.

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

The lawsuits seek: (1) a finding that defendants engaged in a deceptive scheme to market alcoholic beverages to underage persons and an injunction against such alleged practices; (2) disgorgement and refund to the guardian class of all proceeds resulting from sales to the underage since 1982; and (3) judgment to each guardian class member for a trebled award of actual damages, punitive damages, and attorneys fees. The lawsuits, either collectively or individually, if ultimately successful, represent significant financial exposure.

Brown-Forman denies that it intentionally markets its beverage alcohol products to minors and denies that its advertising is illegal. It will defend these cases vigorously.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant


                                                Principal Occupation and
     Name                         Age             Business Experience
     ----                         ---       ---------------------------------

Owsley Brown II                    61       Chairman and Chief Executive Officer
                                            of the company since 1995.

Paul C. Varga                      40       President and Chief Executive
                                            Officer of Brown-Forman Beverages
                                            (a division of Brown-Forman) since
                                            August 2003. Global Chief Marketing
                                            Officer for Brown-Forman Beverages
                                            from 2000 to July 2003. Director of
                                            Marketing for Brown-Forman Spirits-
                                            North American Group from 1998 to
                                            2000.

Phoebe A. Wood                     51       Executive Vice President and Chief
                                            Financial Officer of the company
                                            since February 2001. Vice President
                                            and Chief Financial Officer for
                                            Propel, Inc. (a subsidiary of
                                            Motorola) from August 2000 to
                                            February 2001. Vice President,
                                            Finance, Planning and Control for
                                            ARCO Alaska, Inc. from 1996 to 2000.

Michael B. Crutcher                60       Vice Chairman, General Counsel, and
                                            Secretary since August 2003. Senior
                                            Vice President, General Counsel, and
                                            Secretary from 1989 to August 2003.

James S. Welch, Jr.                45       Vice Chairman, Strategy and Human
                                            Resources since August 2003. Senior
                                            Vice President and Executive
                                            Director of Human Resources from
                                            1999 to August 2003.

James L. Bareuther                 58       Executive Vice President of and
                                            Chief Operating Officer of Brown-
                                            Forman Beverages since August 2003.
                                            President of Brown-Forman Spirits
                                            Americas from July 2001 to August
                                            2003. Executive Vice President,
                                            Spirits Marketing and Sales, North
                                            American Group - Brown-Forman
                                            Beverages Worldwide from 1994 to
                                            July 2001.

Jane C. Morreau                    45       Vice President and Controller since
                                            August 2002. Director of Business
                                            Planning & Analysis from 1997 to
                                            July 2002.

                                     PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The principal market for Brown-Forman common shares is the New York Stock Exchange.

Holders of record of Common Stock at April 30, 2004:
         Class A Common Stock (Voting)               3,458
         Class B Common Stock (Nonvoting)            4,161

Information regarding securities authorized for issuance under our equity compensation plans can be found in the section entitled "Equity Compensation Plan Information" on page 22 of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 22, 2004, which information is incorporated into this report by reference.

For the other information required by this item, refer to the section entitled "Quarterly Financial Information" at the front of the 2004 Annual Report to Stockholders, which information is incorporated into this report by reference.

Item 6.  Selected Financial Data

For the information required by this item, refer to the section entitled "Selected Financial Data" on page 22 of the 2004 Annual Report to Stockholders, which information is incorporated into this report by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

For the information required by this item, refer to the section entitled "Management's Discussion and Analysis" on pages 23 through 33 of the 2004 Annual Report to Stockholders, and the section entitled "Important Information on Forward-Looking Statements" on page 52 of the 2004 Annual Report to Stockholders, which information is incorporated into this report by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

For the information required by this item, refer to the section entitled "Market Risks" beginning on page 31 of the 2004 Annual Report to Stockholders, which information is incorporated into this report by reference.

Item 8.  Financial Statements and Supplementary Data

For the information required by this item, refer to the Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Management, and Report of Independent Registered Public Accounting Firm on pages 34 through 49 of the 2004 Annual Report to Stockholders, which information is incorporated into this report by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

The Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") of Brown-Forman (its principal executive and principal financial officers) have evaluated the effectiveness of the company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that the company's disclosure controls and procedures: are effective to ensure that information required to be disclosed by the company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by the company in such reports is accumulated and communicated to the company's management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in the company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 22, 2004, which information is incorporated into this report by reference:
(a) "Election of Directors" on pages 6 through 8 (for information on directors);
(b) "Corporate Governance Guidelines, Committee Charters and Codes" on page 11 (for information on our Code of Ethics); (c) the last paragraph on page 15 (for information on delinquent Section 16 filings); and (d) "Audit Committee" on pages 16 through 18. Also, see the information with respect to "Executive Officers of the Registrant" under Part I of this report, which information is incorporated herein by reference.

We will post any amendments to our Code of Ethics that applies to our chief executive officer, principal financial officer, controller and principal accounting officer, and any waivers that are required to be disclosed by the rules of either the SEC or NYSE on our website.

Item 11.  Executive Compensation

For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 22, 2004, which information is incorporated into this report by reference:
(a) "Executive Compensation" on pages 21 through 24; (b) "Retirement Plan Descriptions" on page 25; and (c) "Director Compensation" on page 26.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 22, 2004, which information is incorporated into this report by reference:
(a) "Equity Compensation Plan Information" on page 22; and (b) "Stock Ownership" on pages 14 and 15.

Item 13.  Certain Relationships and Related Transactions

For the information required by this item, refer to the section entitled "Transactions with Management" on page 33 of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 22, 2004, which information is incorporated into this report by reference.


Item 14.  Principal Accountant Fees and Services

For the information required by this item, refer to the section entitled "Fees Paid to Independent Auditor" on page 17 of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 22, 2004, which information is incorporated into this report by reference.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1 and 2 - Index to Consolidated Financial Statements and Schedule:

                                                                                                        Reference
                                                                                                                     Annual
                                                                                            Form 10-K               Report to
                                                                                          Annual Report            Stockholders
                                                                                              Page                   Page(s)
        Incorporated by reference to our Annual Report to
           Stockholders for the year ended April 30, 2004:

           Consolidated Statement of Income for the
              years ended April 30, 2002, 2003, and 2004*                                         --                   34
           Consolidated Balance Sheet at April 30, 2003 and 2004*                                 --                   35
           Consolidated Statement of Cash Flows for the
              years ended April 30, 2002, 2003, and 2004*                                         --                   36
           Consolidated Statement of Stockholders' Equity
              for the years ended April 30, 2002, 2003, and 2004*                                 --                   37
           Notes to Consolidated Financial Statements*                                            --                 38 - 48
           Report of Management*                                                                  --                   49
           Report of Independent Registered Public Accounting Firm*                               --                   49
           Important Information on Forward-Looking Statements                                    --                   52

        Consolidated Financial Statement Schedule:
           Report of Independent Registered Public Accounting Firm
            on Financial Statement Schedule                                                       S-1                  --
           II - Valuation and Qualifying Accounts                                                 S-2                  --


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


(a)    3 - Exhibits: Filed with this report:

Exhibit Index
-------------

     13 Brown-Forman Corporation's Annual Report to Stockholders for the year ended April 30, 2004, but only to the extent set forth in Items 1, 5, 6, 7, 7A and 8 of this Annual Report on Form 10-K for the year ended April 30, 2004.

     14      Code of Ethics.

     21      Subsidiaries of the Registrant.

     23 Consent of PricewaterhouseCoopers LLP independent registered public accounting firm.

     31.1    CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of
             2002.

     31.2    CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of
             2002.

     32 CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (not considered to be filed).

Previously Filed:
 Exhibit Index
-------------
    3(i) Restated Certificate of Incorporation of registrant, which is incorporated into this report by reference to Brown-Forman Corporation's Form 10-Q filed on March 4, 2004.

    3(ii) By-laws of Registrant, as amended on May 29, 2003, which is incorporated into this report by reference to Brown-Forman Corporation's Form 10-K filed on July 24, 2003.

      4 Form of Indenture dated as of March 1, 1994 between Brown-Forman Corporation and The First National Bank of Chicago, as Trustee, which is incorporated into this report by reference to Brown-Forman Corporation's Form S-3 (Registration No. 33-52551) filed on
             March 8, 1994.

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

    None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            BROWN-FORMAN CORPORATION
                                                 (Registrant)



                                            /s/ OWSLEY BROWN II
                                            ------------------------------------
Date:  July 1, 2004                          By:  Owsley Brown II
                                                  Chairman of the Board and
                                                  Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on July 1, 2004 as indicated:


/s/ INA BROWN BOND                              /s/ RICHARD P. MAYER                      /s/ OWSLEY BROWN II
---------------------------------------         ---------------------------------         -----------------------------------------
By:  Ina Brown Bond                             By:  Richard P. Mayer                     By:  Owsley Brown II
     Director                                        Director                                  Director, Chairman of the Board
                                                                                                and Chief Executive Officer


/s/ BARRY D. BRAMLEY                            /s/ STEPHEN E. O'NEIL                     /s/ MATTHEW R. SIMMONS
---------------------------------------         ---------------------------------         -----------------------------------------
By:  Barry D. Bramley                           By:  Stephen E. O'Neil                    By:  Matthew R. Simmons
     Director                                        Director                                  Director


/s/ GEO. GARVIN BROWN III                       /s/ WILLIAM M. STREET                     /s/ DACE BROWN STUBBS
---------------------------------------         ---------------------------------         -----------------------------------------
By:  Geo. Garvin Brown III                      By:  William M. Street                    By:  Dace Brown Stubbs
     Director                                        Director, Former President,               Director
                                                     Brown-Forman Corporation


/s/ JANE C. MORREAU                             /s/ PHOEBE A. WOOD                        /s/ OWSLEY BROWN FRAZIER
---------------------------------------         ---------------------------------         -----------------------------------------
By:  Jane C. Morreau                            By:  Phoebe A. Wood                       By:  Owsley Brown Frazier
     Vice President and Controller                   Executive Vice President and              Director, Former Vice Chairman
     (Principal Accounting Officer)                   Chief Financial Officer                  Brown-Forman Corporation
                                                      (Principal Financial Officer)




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                        ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of Brown-Forman Corporation:

Our audits of the consolidated financial statements referred to in our report dated May 27, 2004 appearing in the 2004 Annual Report to Shareholders of Brown-Forman Corporation and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Louisville, Kentucky
July 1, 2004

                    BROWN-FORMAN CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               For the Years Ended April 30, 2002, 2003, and 2004
                            (Expressed in thousands)


                      Col. A                           Col. B                Col. C                Col. D           Col. E
                      ------                           ------                ------                ------           ------
                                                                           Additions
                                                     Balance at            Charged to                              Balance at
                                                     Beginning                Costs                                    End
                   Description                       of Period            and Expenses           Deductions         of Period
                   -----------                       ----------           ------------           ----------        ----------

2002
    Allowance for Doubtful Accounts                     $12,260              $  8,677             $ 5,316(1)           $15,621
    Accrued Restructuring Costs                            --                  16,800               3,762(2)            13,038

2003
    Allowance for Doubtful Accounts                     $15,621              $  3,828             $ 7,419(1)           $12,030
    Accrued Restructuring Costs                          13,038                  --                 6,192(2)             6,846

2004
    Allowance for Doubtful Accounts                     $12,030              $  4,324             $ 4,923(1)           $11,431
    Accrued Restructuring Costs                           6,846                 2,200               6,219(2)             2,827


 (1) Doubtful accounts written off, net of recoveries.
 (2) Employee termination benefit payments, write-offs of impaired machinery and equipment (net of recoveries), and other cash expenditures related to the closing of three manufacturing plants.

                                                                     Exhibit 13



                              FINANCIAL HIGHLIGHTS

(Dollars in millions, except per share amounts)
--------------------------------------------------------------------------------
Year Ended April 30,                              2003        2004     % Change
--------------------------------------------------------------------------------

Net Sales                                        $2,376      $2,577        8%
Gross Profit                                     $1,180      $1,298       10%
Operating Income                                 $  378      $  407        8%
Net Income                                       $  245      $  258        5%
Earnings Per Share
 - Basic                                         $ 1.82      $ 2.12       17%
 - Diluted                                       $ 1.82      $ 2.11       16%
Cash Dividends Per Common Share                  $ 0.73      $ 0.80       10%
Return on Average Invested Capital                 15.7%       15.8%
Return on Average Common Stockholders' Equity      19.1%       27.8%
Gross Margin                                       49.7%       50.4%
Operating Margin                                   15.9%       15.8%



                         QUARTERLY FINANCIAL INFORMATION
(Expressed in millions, except per share amounts)

------------------------------------------------------------------------------------------------------------------------------------
                                                                     Cash Dividends                      Market Price
                                                                    Per Common Share                   Per Common Share
                                                                    ----------------                   ----------------
                  Net       Gross     Net       Basic    Diluted                                Class A               Class B
                 Sales      Profit   Income      EPS       EPS      Declared     Paid       High       Low        High       Low
------------------------------------------------------------------------------------------------------------------------------------
Fiscal 2004     $2,577     $1,298     $258     $2.123     $2.112     $0.800     $0.800     $52.25     $38.25     $50.00     $37.55
Quarters
   First           532        271       31      0.257      0.256      0.375      0.188      42.20      38.25      41.43      37.55
   Second          724        364       88      0.727      0.724      0.000      0.188      43.63      39.13      42.75      38.25
   Third           696        344       81      0.664      0.660      0.425      0.213      50.60      43.00      47.90      42.00
   Fourth          625        319       58      0.475      0.472      0.000      0.213      52.25      48.75      50.00      45.92

Fiscal 2003     $2,376     $1,180     $245     $1.820     $1.815     $0.725     $0.725     $40.63     $29.00     $40.29     $29.35
Quarters
   First           479        247       36      0.264      0.263      0.350      0.175      39.93      29.00      39.93      29.35
   Second          691        338       81      0.592      0.591      0.000      0.175      37.75      32.88      37.68      32.41
   Third           635        308       70      0.511      0.510      0.375      0.188      37.25      31.30      36.94      30.13
   Fourth          571        287       58      0.453      0.451      0.000      0.188      40.63      34.95      40.29      33.95

                            Total Shareholder Return
                        (including dividend reinvestment)


      Fiscal              Brown-Forman          S&P 500
       Year                (Class B)             Index
      ------                -------             -------
       1994                  $100                $100
       1995                   114                 117
       1996                   140                 153
       1997                   184                 191
       1998                   211                 270
       1999                   279                 329
       2000                   211                 362
       2001                   241                 315
       2002                   318                 275
       2003                   316                 239
       2004                   394                 294
      10-Year Annual Growth   +15%                +11%




                                    CONTENTS

                                                              Page
Selected Financial Data                                        22
Management's Discussion and Analysis                           23
Consolidated Statement of Income                               34
Consolidated Balance Sheet                                     35
Consolidated Statement of Cash Flows                           36
Consolidated Statement of Stockholders' Equity                 37
Notes to Consolidated Financial Statements                     38
Report of Management                                           49
Report of Independent Registered Public Accounting Firm        49
Important Information On Forward-Looking Statements            52

                             SELECTED FINANCIAL DATA

(Expressed in millions, except per share amounts and ratios)
Year Ended April 30,

Operations                        1995     1996     1997     1998     1999     2000     2001     2002     2003     2004
----------                       ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
Net Sales                        $1,681    1,801    1,831    1,915    2,020    2,146    2,194    2,223    2,376    2,577

Gross Profit                     $  812      862      884      956    1,019    1,104    1,152    1,132    1,180    1,298

Operating Income                 $  268      274      287      307      322      348      374      353      378      407

Net Income                       $  149      160      169      185      202      218      233      228      245      258

Weighted Average Shares used to
calculate Earnings Per Share
- Basic                           138.0    138.0    138.0    137.9    137.2    137.0    137.0    136.7    134.7    121.4
- Diluted                         138.0    138.0    138.0    138.0    137.4    137.2    137.1    137.0    135.1    122.0

Earnings Per Share
 - Basic                         $ 1.07     1.15     1.22     1.33     1.46     1.59     1.70     1.66     1.82     2.12
 - Diluted                       $ 1.07     1.15     1.22     1.33     1.46     1.59     1.70     1.66     1.82     2.11

Cash Dividends Declared
Per Common Share                 $ 0.48     0.51     0.53     0.55     0.58     0.61     0.64     0.68     0.73     0.80


Invested Capital
----------------
Average Invested Capital         $  835      875      929      948    1,049    1,238    1,357    1,470    1,598    1,719

Average Common
Stockholders' Equity             $  493      578      671      756      854      974    1,110    1,235    1,283      927

Total Assets at April 30         $1,286    1,381    1,428    1,494    1,735    1,802    1,939    2,016    2,264    2,376

Long-Term Debt at April 30       $  247      211       63       50       53       41       40       40      669      630

Total Debt at April 30           $  303      267      225      164      297      267      244      207      836      680


Other Key Measures
------------------
Cash Flows from Operations       $  197      167      176      220      213      241      232      249      243      306

Gross Margin                       48.3%    47.9%    48.3%    49.9%    50.5%    51.4%    52.5%    50.9%    49.7%    50.4%

Operating Margin                   15.9%    15.2%    15.7%    16.0%    16.0%    16.2%    17.0%    15.9%    15.9%    15.8%

Effective Tax Rate                 39.8%    37.8%    38.0%    37.6%    36.5%    36.5%    36.3%    34.5%    34.2%    33.5%

Return on Average
Invested Capital                   19.5%    19.7%    19.4%    20.4%    19.8%    18.4%    17.9%    15.9%    15.7%    15.8%

Return on Average Common
Stockholders' Equity               30.1%    27.5%    25.2%    24.3%    23.6%    22.4%    21.0%    18.5%    19.1%    27.8%

Total Debt to Total Capital        35.7%    29.6%    23.6%    16.7%    24.5%    20.3%    17.1%    13.7%    49.9%    38.5%

Dividend Payout Ratio              45.3%    44.2%    43.3%    41.2%    39.3%    38.1%    37.7%    40.8%    40.4%    37.7%


Notes:
1. Includes the consolidated results of Sonoma-Cutrer Vineyards, Finlandia Vodka Worldwide, and Tuoni e Canepa since their acquisitions in April 1999, December 2002, and February 2003, respectively.
2. Weighted average shares, earnings per share, and cash dividends declared per common share have been adjusted for a 2-for-1 common stock split in fiscal 2004.
3. We define Return on Average Invested Capital as the sum of net income (excluding extraordinary items) and after-tax interest expense, divided by average invested capital. Invested capital is the sum of all interest-bearing debt and preferred and common equity.
4. We define Return on Average Common Stockholders' Equity as income applicable to common stock divided by average common stockholders' equity.
5. We define Total Debt to Total Capital as total debt divided by the sum of total debt and stockholders' equity.
6.  We define Dividend Payout Ratio as cash dividends divided by net income.
7. We have reclassified some prior year amounts to conform with this year's presentation.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

In the discussion below, we review Brown-Forman's consolidated financial condition and results of operations for the fiscal years ended April 30, 2002, 2003, and 2004. We also make statements relating to our anticipated financial performance and other forward-looking statements and discuss factors that may affect the company's future financial condition and performance. We have prepared a non-exclusive list of risk factors that could cause actual results to differ materially from our anticipated results. Please read this Management's Discussion and Analysis section in conjunction with our consolidated financial statements for the year ended April 30, 2004 and the related notes, and the important information regarding forward-looking statements on page 52.

EXECUTIVE OVERVIEW

Brown-Forman Corporation is a diversified producer and marketer of fine quality consumer products. Our company consists of two business segments: Beverages and Consumer Durables. In fiscal 2004, the Beverage segment generated approximately 96% of the company's total operating income and the Consumer Durables segment generated the remaining 4%.

Our Beverage segment includes both wine and spirits brands, which are produced, marketed, and sold on a global basis. Approximately two-thirds of the segment's sales are generated in the United States, by far the company's largest market. In general, the domestic market for premium spirits brands has improved over the past year. We believe several factors are driving this favorable trend, including positive demographic trends, a growing consumer interest in cocktails, and more effective consumer advertising. In addition, we believe that there are also potential benefits to sales resulting from the increasing popularity of low carbohydrate diets, which is causing some consumers to switch from beer to wine and spirits. We currently anticipate that these trends will continue. However, we recognize that consumer trends can change very quickly and these recent beneficial industry factors may not continue into the future.

Much of the growth for the Beverage segment over the past decade has been from the international markets for our spirits brands. The most important export markets for Brown-Forman are the United Kingdom, Australia, Germany, Spain, Italy, Japan, Canada, and France. As we continue to expand outside of the United States, our financial results are more exposed to foreign exchange rate fluctuations. Although we have purchased foreign currency option contracts for the upcoming year to help protect against a significant strengthening of the U.S. dollar, over the longer term, profits from our international beverage business may be adversely affected if the U.S. dollar strengthens against other currencies.

The wine business has been  extremely  challenging  over the past few years.  An oversupply of grapes in both California and Australia has resulted in significant retail price competition, reducing industry margins. Generally, Australian wineries have a lower cost of grapes than comparable quality wineries in California, thereby providing a significant advantage for those producers. Although a weaker U.S. dollar and aggressive cost-cutting in California have helped close the gap, imported wine brands continue to be priced lower than comparable California wine brands. As a result, volumes and margins for many of the major wine brands from California have been weak.

Jack Daniel's Tennessee Whiskey is the most important brand within the Beverage segment and is one of the largest and most profitable spirits brands in the world. Global volume growth for Jack Daniel's accelerated in fiscal 2004 to 6%, the strongest growth rate registered for the brand in five years. In the U.S., which represents about 55% of the brand's volume, consumer demand for Jack Daniel's continued to accelerate in fiscal 2004. The healthy environment for premium spirits, increased levels of advertising and promotional support, and the brand's overall positioning are combining to provide volume growth and increased profitability. It is important to note that a significant percentage of our company's total earnings are derived from the brand. Although it remains very healthy by most consumer measures, and we remain confident that we can continue to grow the brand on a global basis, a significant decline in volume or pricing for the brand would hurt the overall earnings for our company.

Southern Comfort, the second most important brand in our Beverage segment, continues to provide good earnings growth. The brand's two largest markets, the U.S. and the U.K., are both performing well, although many of the other international markets for the brand have weakened. The segment's other premium spirits brands, including Finlandia, Tuaca, and Woodford Reserve, have also experienced an acceleration in demand and are expected to be important contributors to the long-term growth of our Beverage business. In contrast, the company's mid-priced spirits brands are not doing as well. Our large, off-premise driven category leaders, such as Canadian Mist and Early Times, are susceptible to price competition in those categories, and discounting over the last 18 months has eroded profits. We recognize that growth from these mid-priced brands will be difficult.

The segment's wine portfolio has struggled in recent years. Our largest wine brand, Fetzer, has been unable to take advantage of lower industry grape costs in California because of its grape purchase commitments. It will be at least three more harvests before Fetzer will derive meaningful cost savings from lower cost grapes. In contrast to the oversupply in California, a shortage of certain Italian grape varietals (primarily Pinot Grigio) and foreign exchange trends have increased costs for Bolla. Aggressive price increases partially offset these cost pressures, but volumes suffered as a result during fiscal 2004.

We have not made major investments in overseas distribution networks; instead, we mostly use other spirits producers to distribute and market our products outside the U.S. In April 2005, many of our distribution contracts in Western Europe will expire. We are currently undertaking an extensive review of our distribution agreements in these markets. As a result, we may have opportunities to improve our distribution arrangements in many of these countries. Although consolidation among spirits producers theoretically could hinder the distribution of our spirits and wine products in the future, to date this has rarely happened. Other spirits companies typically seek to distribute our premium spirits and wine brands, and we expect that demand to continue.

Our Consumer Durables segment includes tabletop, collectibles, and luggage products marketed under the Lenox, Dansk, Gorham, Kirk Stieff, and Hartmann brand names. Sales in our fine china business rely on three primary channels: department stores, company-owned retail outlet stores, and direct-to-the-consumer through catalogs, direct mail and the internet. The financial results from this segment have been disappointing over the past few years, as purchases of fine china and luggage are discretionary and can be deferred in uncertain economic times. The fine china business relies heavily on the department store channel, which has been struggling. Major chains have also consolidated in recent years, which has resulted in a reduction in the number of stores selling our products. In addition, much of the growth in the 1990's was led by the direct-to-consumer division, referred to as Lenox Collections. Unfortunately, this channel, which has the highest profit margins in the segment, weakened considerably over the past two years.

In partial response to the difficulties of this segment, in January 2004 several members of the senior management team at Lenox were replaced. The new team of executives is already implementing specific actions that should benefit future earnings and cash flow of the segment. These actions include reducing fixed costs, increasing production efficiencies, closing unprofitable retail outlet locations, and developing new products. As a result, we expect an increase in free cash flow and earnings for this segment in the next year.

Overall, we are optimistic about the earnings outlook for fiscal 2005, due to expected growth for Jack Daniel's and Southern Comfort, improved profitability for the wine brands, and benefits from the recent initiatives in the Consumer Durables segment. We currently expect fiscal 2005 earnings to grow approximately 10-15%, to a range of $2.32 to $2.42 per share.

CONSOLIDATED SUMMARY OF OPERATING PERFORMANCE

Fiscal 2004 Compared to Fiscal 2003

Consolidated net sales reached record levels in fiscal 2004, growing 8%, or $201 million. This sales growth reflects an acceleration in demand for premium spirits brands, particularly in the United States, the company's largest market. Beverage sales increased 11%, driven by favorable currency trends, continued volume growth and price increases for our premium spirits brands, the addition of new markets to our distribution agreement for Finlandia and its related agency brands, and the company's new distribution arrangement in the United Kingdom. Sales of our Consumer Durables segment improved 1% as modest increases in sales to wholesale customers, particularly to specialty stores, were offset by declines in sales in the segment's retail and direct-to-consumer channels.

Consolidated international sales of $628 million (excluding excise taxes) rose 29% in fiscal 2004, reflecting the strengthening of foreign currencies against the U.S. dollar, higher volumes of Jack Daniel's, the addition of new markets to our distribution agreement for Finlandia, and the benefits of the new distribution arrangement in the United Kingdom. Sales in the United States, representing 72% of our revenues (excluding excise taxes), were up a modest 1%, as accelerating volume trends for Jack Daniel's and Southern Comfort, in particular, were partially offset by declines for Fetzer, Bolla, and Lenox retail and direct-to-consumer divisions.

Consolidated gross profit is a key performance measure for us. The same factors described above that drove revenue growth also drove the increase in gross profit.

Gross margin improved from 49.7% to 50.4%, the first increase since fiscal 2001. This improvement was driven by our higher-margin Beverage segment, which grew significantly faster than the Consumer Durables segment. The Beverage segment gross margin benefited from favorable foreign exchange trends, higher prices, the absence of lower-margin discontinued wine brands, and a continuing shift toward higher-margin products.

      Fiscal          Gross
       Year          Margin
      ------         ------
       1995           48.3%
       1996           47.9%
       1997           48.3%
       1998           49.9%
       1999           50.5%
       2000           51.4%
       2001           52.5%
       2002           50.9%
       2003           49.7%
       2004           50.4%


Consolidated operating income for fiscal 2004 improved 8%, or $29 million. A $42 million increase in profits from the Beverage segment was driven by solid gains for both Jack Daniel's and Southern Comfort, benefits from a weaker U.S. dollar, and a modest increase in profits from our wine brands. These gains were partially offset by a $13 million decline in operating income for Consumer Durables, reflecting the continued challenging environment for tabletop, collectibles, and luggage, as well as several charges incurred in fiscal 2004.


                                Operating Income

Dollars in Millions
                              2002          2003          2004
                              ----          ----          ----
Beverages                     $336          $348          $390
Consumer Durables               17            30            17
                              ----          ----          ----
Total                         $353          $378          $407
                              ====          ====          ====
Total change                    -6%           +7%           +8%


Diluted earnings per share reached a record $2.11, up 16% over fiscal 2003, representing the largest percentage increase in earnings per share in nine years. This strong earnings performance was fueled by healthy underlying growth for our premium spirits brands, benefits from a weaker U.S. dollar, the effects of the March 2003 share repurchase (+$0.14), and a modest increase in profits from our wine brands. Tempering the growth in earnings for the year was a significant decline in profits from the Consumer Durables segment, higher pension costs, and the settlement of a lawsuit with Diageo involving the distribution of Jack Daniel's in the United Kingdom.

BASIC AND DILUTED  EARNINGS PER SHARE.  We have a stock option plan described in
Note 15 to our financial statements. Our plan requires that we purchase shares to satisfy stock option requirements, thereby avoiding future dilution of earnings that would occur from issuing additional shares. We acquire treasury shares from time to time in anticipation of these requirements. We intend to hold enough treasury stock so that the number of diluted shares is always no more than the original number of shares outstanding at inception of the plan (as adjusted for any share issuances unrelated to our stock option plan). The extent to which the number of diluted shares exceeds the number of basic shares is determined by how much our stock price has appreciated since the options were granted, not by how many treasury shares we have acquired.

Fiscal 2003 Compared to Fiscal 2002

Consolidated net sales grew 7%, or $153 million. Beverage sales increased 11%, due to solid growth for Jack Daniel's Tennessee Whiskey and Southern Comfort, the impact of our new United Kingdom distribution arrangement, and favorable foreign exchange trends. Significantly lower revenues for our wine brands and our Consumer Durables segment partially offset these gains.

Consolidated gross profit increased $48 million, or 4%, reflecting the expansion of consumer demand around the world for Jack Daniel's, coupled with significant margin improvement on both Jack Daniel's and Southern Comfort (boosted by higher prices, the new U.K. distribution arrangement, and positive foreign exchange trends). Partially mitigating our gross profit growth in fiscal 2003 were higher grape costs, a competitive pricing environment for wines, and soft retail and direct-to-consumer trends for the Consumer Durables segment.

Consolidated operating income for fiscal 2003 improved 7%, or $25 million. A $12 million increase in profits from the Beverage segment was driven primarily by solid gains for Jack Daniel's and Southern Comfort, partially offset by significantly lower earnings on wines. In addition, operating income for the Consumer Durables segment increased $13 million, largely reflecting the absence of $17 million of business improvement initiative costs incurred in fiscal 2002.

Diluted earnings per share increased 9% to $1.81 per share in fiscal 2003. (All EPS amounts have been adjusted to reflect the January 2004 two-for-one stock split). Solid growth from our spirits brands and lower costs associated with business improvement initiatives more than offset the significant decline in profits for wines and Consumer Durables. The benefits of the repurchase of 7.9 million shares of the company's common stock in March 2003 also boosted earnings per share by $0.01 in fiscal 2003.

OTHER KEY PERFORMANCE MEASURES

Our primary goal is to increase the value of our shareholders' investment. Long-term growth in the market value of our stock is a good indication of our success in delivering an attractive return to shareholders.

TOTAL SHAREHOLDER RETURN. A $100 investment in our Class B stock ten years ago would have grown to $394 by the end of fiscal 2004, assuming reinvestment of all dividends and ignoring personal taxes and transaction costs. This represents an annualized return of 15% over the ten-year period, compared to 11% for the S&P
500. A more recent investment in Brown-Forman also outperformed the market, with our Class B stock yielding an average annual return of 18% over the three-year period ended April 30, 2004, compared to an average annual decline of 2% for the S&P 500.

RETURN ON AVERAGE INVESTED CAPITAL. Following several years of declining trends, our return on average invested capital improved slightly in fiscal 2004. We expect this trend to continue in fiscal 2005, as the repayment of approximately $200 million of our deferred tax liability over a five-year period as required by a change in U.S. tax regulations ended in fiscal 2003. In addition, we expect our recent investments in Finlandia and Tuaca, which were dilutive to our returns last year, will enhance our returns over the long-term. We believe these factors, coupled with our positive outlook for earnings growth and tight management of our investment base, will continue to increase our return on invested capital over time.

Return on average common stockholders' equity grew to near record levels, reflecting the benefit of our March 2003 share repurchase.


                                                  2002     2003     2004
                                                  ----     ----     ----
Return on Average Invested Capital                15.9%    15.7%    15.8%
Return on Average Common Stockholders' Equity     18.5%    19.1%    27.8%



BEVERAGE SEGMENT

Summary of Operating Performance
(Dollars in millions)             2002        2003        2004
                                 ------      ------      ------
Net Sales                        $1,618      $1,795      $1,992
   % Change                           3%         11%         11%
Gross Profit                     $  849      $  900      $1,024
   % Change                           0%          6%         14%
Advertising Expenses             $  213      $  230      $  265
   % Change                           0%          8%         15%
SG&A Expenses                    $  303      $  329      $  366
   % Change                          (4%)         9%         11%
Other Expense (Income)           $   (3)     $   (7)     $    3
Operating Income                 $  336      $  348      $  390
   % Change                           3%          4%         12%
Gross Margin                       52.5%       50.1%       51.4%
Operating Margin                   20.7%       19.4%       19.6%



Our Beverage segment includes strong brands representing a wide range of wine varietals, champagnes, and distilled spirits such as whiskey, bourbon, vodka, tequila, rum, and liqueur. This segment's largest market is the United States, which generally prohibits wine and spirits manufacturers from selling their products directly to consumers. Instead, we sell our products to wholesale distributors, who then sell the products to retailers, who in turn sell to consumers. We also use a similar tiered distribution model in most markets outside the United States.

Distributors and retailers normally keep some of our products on hand as inventory, making it possible for retailers to sell more (or less) of our products to the consumer than distributors buy from us during any given time period. Because we record revenues when we ship our products to distributors, our sales do not necessarily reflect actual consumer demand during any particular period. Ultimately, of course, consumer demand is critical in determining our financial results. Thus, it is important to consider that demand in assessing our performance. Depletions, which are defined as nine-liter case movements from distributors to retailers, are generally used in the wine and spirits industry as the most accurate approximation of consumer demand on a national and international basis.

Fiscal 2004 Compared to Fiscal 2003

Net sales reached nearly $2 billion in fiscal 2004, increasing $197 million, or 11%. The major drivers of this growth were:

                                                               % of Growth
                                                                 vs. 2003
                                                                 --------
   A weaker U.S. dollar                                              4%
   The full-year impact of new markets for Finlandia and
    related agency brands; net of discontinued wine brands           2%
   The new distribution arrangement in the U.K                       1%
   Underlying revenue growth                                         4%
                                                                 --------
   Total                                                            11%
                                                                 ========

We believe that disclosing the 4% underlying revenue growth for fiscal 2004 is important because it is a more accurate reflection of the ongoing operational performance of the segment. However, our spirits sales grew at a higher rate than 4%, driven by solid volume growth and price increases, while revenues fell for our wine portfolio.

It was another strong year for Jack Daniel's Tennessee Whiskey, as volume increased for the twelfth consecutive year. Consumer demand accelerated globally and the brand surpassed an annualized volume of seven million cases, growing 6% for the year. The brand's volumes were particularly strong in the U.S., U.K., Canada, South Africa, and China. Volumes in Korea, Japan, and most of Continental Europe were sluggish, however, as mixed economic conditions and a growing anti-alcohol sentiment in Europe moderated growth in these markets. Results for Southern Comfort were also strong, as growth in the U.S., U.K., and South Africa was only partially offset by weaker performance in Continental Europe. Both brands achieved record sales and profit levels, driven by higher volumes, positive foreign exchange trends, and price increases.

Volumes for Finlandia were also up, reflecting the new markets of distribution added late last fiscal year. Sales of Finlandia in the U.S. improved in the second half of the fiscal year, as the introduction of a new package and increased promotional investments stimulated demand for the brand. However, Canadian Mist struggled in the highly competitive mid-priced whiskey market in the U.S. Several of the segment's super-premium brands, including both Woodford Reserve and Tuaca, experienced accelerating rates of demand and double-digit volume growth.

The company's two largest wine brands, Fetzer and Bolla, both increased pricing this past year more aggressively than their competitors. This factor, coupled with continued competitive pressure from both imported and domestic wine brands, contributed to the significant decline in volumes and sales for these two brands. However, volumes and revenues for Korbel Champagnes were higher in fiscal 2004, as the brand continued to increase its market share in the United States.

The following table highlights worldwide depletion results for our major brands during fiscal 2004:


                        Nine-Liter      % of Growth
                       Cases (000s)       vs. 2003
                       ------------     -----------

 Jack Daniel's            7,205              6%
 Total RTDs(1)            2,540             14%
 Southern Comfort         2,185              1%
 Canadian Mist            2,150             (7%)
 Finlandia(2)             1,725             35%
 Fetzer                   2,550            (14%)
 Bolla                    1,440            (13%)
 Korbel Champagnes        1,145              2%

 (1) RTD (ready-to-drink) volumes include Jack Daniel's, Southern Comfort and Finlandia RTD products with the exception of Jack Daniel's Original Hard Cola, which was marketed and sold by SABMiller during fiscal 2004.
 (2) Depletions for Finlandia benefited from the addition of new markets to Brown-Forman's distribution agreement. Excluding these new markets, comparable depletions for Finlandia were up 2%.


Gross profit for the beverage business reached a new milestone of over $1 billion in fiscal 2004, expanding 14%, or $124 million. This growth was fueled by the same factors that boosted revenue growth, though overall underlying gross profit growth was much stronger, reflecting volume and margin improvement for Jack Daniel's and Southern Comfort. The following chart details the major factors driving gross profit growth:
                                                               % of Growth
                                                                 vs. 2003
                                                                 --------
   A weaker U.S. dollar                                              4%
   The full-year impact of new markets for Finlandia and
    related agency brands; net of discontinued wine brands           1%
   The new distribution arrangement in the U.K                       1%
   Underlying gross profit growth                                    8%
                                                                 --------
   Total                                                            14%
                                                                 ========

We believe that disclosing the 8% underlying gross profit growth for fiscal 2004 is important because it is a more accurate reflection of the ongoing operating performance of the segment. The gross margin for our Beverage business increased from 50.1% in fiscal 2003 to 51.4% in fiscal 2004. The major factors driving this improvement were the weaker U.S. dollar, price increases on selected major wine and spirits brands, a higher mix of Jack Daniel's volume, and a higher mix of volumes in the high-margin U.K. market.

Advertising expenses were up 15% as we continued our long track record of reinvesting substantial dollars in brand building activities for our premium spirits brands. Although Jack Daniel's and Finlandia drove most of the increase in advertising investments in fiscal 2004, we also significantly increased our investments behind our developing brands, including Woodford Reserve, Tuaca, and Appleton. The weaker U.S. dollar also drove up our costs for advertising outside of the U.S. over fiscal 2003. On a constant exchange basis, our advertising costs were up 10% for the year.

Selling, general and administrative expenses were up 11%, influenced by the following factors:
                                                               % of Growth
                                                                 vs. 2003
                                                                 --------
   Consolidation of Finlandia Vodka Worldwide and
    Tuoni e Canepa (both acquired in late fiscal 2003)               3%
   Higher pension and postretirement expenses                        2%
   Incremental sales and marketing personnel in the
    U.K. (to support the new distribution arrangement)               1%
   Wine reorganization costs                                         1%
   Underlying SG&A growth                                            4%
                                                                 --------
   Total                                                            11%
                                                                 ========

We believe that disclosing the 4% underlying SG&A growth is important because it is a more accurate reflection of the ongoing operating performance of the segment. Other expense was up $10 million in fiscal 2004 due to the settlement of a lawsuit with Diageo involving the distribution of Jack Daniel's in the United Kingdom.

Operating income reached a record $390 million in fiscal 2004, growing $42 million, or 12%, over fiscal 2003. This is the strongest year-over-year growth rate in operating income the Beverage segment has experienced since 1990. Positive factors driving earnings growth were solid performance for our premium spirits brands (fueled in part by the double-digit increase in our brand-building investments), the benefits of a weaker U.S. dollar, and a modest improvement in wines. These gains were only partially offset by the $10 million in expenses associated with the Diageo litigation settlement, $4 million in wine restructuring costs, and $7 million in incremental pension expenses.

Fiscal 2003 Compared to Fiscal 2002

Net sales improved 11%, or $177 million. Jack Daniel's registered growth for the eleventh consecutive year, as volumes increased in 16 of the brand's top 20 markets around the world. The new U.K. distribution arrangement, positive foreign exchange and higher volumes and pricing for Southern Comfort boosted revenues in fiscal 2003.

Gross profit grew 6%, or $51 million, reflecting solid gains for Jack Daniel's and Southern Comfort, a more profitable distribution arrangement in the U.K., and favorable foreign exchange movements. These improvements were partially offset by significantly lower profits for our wine brands. The recording of excise taxes for the new U.K. distribution arrangement, higher costs and pricing pressure for wines contributed to the decline in gross margin from 52.5% in fiscal 2002 to 50.1% in fiscal 2003.

Advertising expenses increased 8% as we increased brand-building activities for our spirits brands. Selling, general and administrative expenses were up 9%, influenced by an increase in sales and marketing costs related to the new distribution arrangement in the U.K. and new markets added as a result of acquiring additional ownership and distribution of Finlandia.

Operating income grew 4%, or $12 million, primarily reflecting healthy growth for spirits, tempered partially by lower profits for wines.

BUSINESS ENVIRONMENT FOR WINE AND SPIRITS

GOVERNMENT POLICIES, PUBLIC ATTITUDES: Our ability to market and sell our beverage alcohol products depends heavily on government policy towards those products and the attitude of society in general toward drinking them. This is true in the United States, our largest market, and around the world.

A small minority of drinkers abuse beverage alcohol, giving rise to public issues of great significance. We strongly oppose abusive drinking and contribute significant resources to programs aimed at understanding and curbing alcohol abuse -- especially drunk driving and underage drinking. As a society, we are more likely to curb alcohol abuse through better education about beverage alcohol and moderate drinking than by restricting alcohol advertising and sales or imposing punitive taxation. We and other beverage alcohol producers take a prominent role in encouraging responsible consumption of our products and in warning against alcohol abuse. We observe voluntary industry marketing and advertising guidelines. We support social awareness organizations that fight alcohol abuse and educate consumers about beverage alcohol, often in partnership with public health officials.

Anti-alcohol groups in the U.S. and Europe are increasingly advocating governmental actions that would be unfavorable for our business. Legal or regulatory measures against beverage alcohol (including its advertising and promotion) could adversely affect our sales. Especially in the U.S., distilled spirits are at a marked disadvantage to beer and wine in taxation, advertising, and number and type of sales outlets. Achieving greater cultural acceptance of our products and parity with beer and wine in access to consumers are major goals, which we share with other distillers.

LEVELING THE PLAYING FIELD: Among the objectives we seek are:
 - greater access to television advertising for distilled spirits;
 - fairer product distribution rules, so that our customers can buy our beverage products more conveniently. Over the past year, our industry has successfully lobbied for laws allowing spirits sales on Sundays in Idaho, Massachusetts and Virginia. We are actively working to pass similar legislation in a number of other U.S. markets;
 - ability to use consumer education opportunities such as tastings (in the last two years, the spirits industry helped pass legislation allowing consumer tastings in nine states);
 - freedom to advertise our products outdoors (some municipal ordinances discriminate against billboard advertising of spirits products); and
 - improved access to foreign markets, many of which have discriminatory tax or other non-tariff barriers to U.S. beverage imports.

TAXES: Like all goods, beverage alcohol sales are sensitive to higher tax rates. No legislation to increase U.S. federal excise taxes on distilled spirits is currently pending, but future tax increases are always possible. From time to time state legislatures increase beverage alcohol taxes. Some states even allow local taxes. A number of states continue to face financial difficulties and could raise excise taxes to remedy this. The cumulative effect of such tax increases over time hurts sales. Because combined federal and state taxes currently account for more than 50% of the price of a typical bottle of bourbon, we work for reasonable excise tax reductions. Over the past year the industry has defeated tax increase proposals in over 30 states, but with several states continuing to face budget problems, we do not expect the threat of state tax increases to abate next fiscal year. Increased tax rates and advertising restrictions also affect beverage alcohol markets outside the U.S. To date, those changes in our export markets have not been significant to our overall business, but that could change.

THE LITIGATION CLIMATE: Publicity surrounding the many lawsuits against the tobacco industry (and, to a lesser extent, against the gun and fast-food industries) has prompted some commentators to suggest that alcohol might be next. We believe that because the products and industry practices differ, the legal theories that created liability for the tobacco companies do not apply to beverage alcohol.

Five class action lawsuits have been filed against Brown-Forman and other spirits, beer, and wine manufacturers alleging that our marketing causes consumption of alcohol by those under the legal drinking age. We will defend these cases and contest the allegations. However, adverse developments in these or similar lawsuits could hurt our Beverage business, and the overall industry.

THE PUBLIC HEALTH COMMUNITY: We seek partnerships with the public health community to combat alcohol abuse and improve understanding of beverage alcohol. We have seen some notable successes, but we are disappointed that groups such as the American Medical Association and the World Health Organization so far have chosen to attack beverage alcohol producers rather than work with us jointly to combat alcohol abuse. Long-range, these kinds of attacks could hurt our business.

EXCHANGE RATES: The strength of foreign currencies relative to the U.S. dollar affects profits and costs in our international beverage business. This year, our corporate earnings benefited from a weaker U.S. dollar, particularly in the United Kingdom and Australia. We have entered into foreign currency forward and option contracts to limit the downside risk to foreign exchange fluctuations in fiscal 2005. If the U.S. dollar appreciates significantly, the effect on our business would be negative for any portion of our business that has not been hedged.


CONSUMER DURABLES SEGMENT

Summary of Operating Performance
(Dollars in millions)             2002       2003       2004
                                 ------      ------     ------
Net Sales                        $ 605       $ 581      $ 585
   % Change                         (3%)        (4%)        1%
Gross Profit                     $ 283       $ 280      $ 274
   % Change                         (7%)        (1%)       (2%)
Advertising Expenses             $  85       $  91      $  89
   % Change                          4%          8%        (3%)
SG&A Expenses                    $ 171       $ 156      $ 161
   % Change                         (1%)        (9%)        4%
Other Expense (Income)           $  10       $   3      $   7
Operating Income                 $  17       $  30      $  17
   % Change                        (64%)        81%       (45%)
Gross Margin                      46.8%       48.2%      46.9%
Operating Margin                   2.8%        5.2%       2.9%


Our Consumer Durables segment includes tabletop, collectibles, and luggage products marketed under the Lenox, Dansk, Gorham, Kirk Stieff, and Hartmann brand names. Consumer Durables sales made directly to consumers through our own retail stores, direct mail, and the internet are now approaching nearly 60% of the segment's total. The remaining sales for this segment are made to department stores, specialty stores and other distributors.

Fiscal 2004 Compared to Fiscal 2003

Net sales increased $4 million, or 1%, in fiscal 2004 as the segment expanded into new wholesale channels of distribution, particularly specialty stores. Sales also benefited from the successful introduction of the kate spade tabletop line, which has increased sales through bridal registries. These increases were partially offset by declines in both the segment's retail outlet stores (closed 11 outlet stores in fiscal 2004) and direct-to-consumer division.

Gross profit declined $6 million, or 2%, in fiscal 2004, despite the modest increase in sales, reflecting a shift in channel and product mix, aggressive discounting designed to lower retail outlet inventories, the unfavorable impact of foreign exchange on product sourced overseas, and $1 million of higher pension and postretirement expense. As a result, the segment's overall gross margin declined from 48.2% to 46.9%.

Advertising expenses were down 3% in fiscal 2004 due primarily to a decision to decrease consumer direct mail and catalog advertising in response to the decline in consumer response rates. Selling, general and administrative expenses increased 4%, driven by $3 million of severance expenses and $2 million of incremental pension and postretirement expenses. Excluding these items, selling, general and administrative expenses were essentially flat compared to fiscal 2003.

Other expenses increased $4 million in fiscal 2004, reflecting a write-down for impaired real estate associated with previous plant closures and start-up costs related to the new distribution center.

Operating income fell $13 million, or 45%, primarily due to lower consumer response rates in the direct channel. In addition, the segment incurred several charges in fiscal 2004, including severance, a write-down for impaired real estate associated with previous plant closures, and start-up costs related to the new distribution center. The new management team at Lenox has taken steps to reduce fixed costs, increase production efficiencies, close unprofitable retail outlet locations, and develop relevant new products, which we expect will benefit fiscal 2005 results.

Fiscal 2003 Compared to Fiscal 2002

Net sales declined $24 million, or 4%, in fiscal 2003 reflecting a decline in revenues through the segment's retail outlet stores and a reduction in orders from department stores. In addition, for the first time in eight years, the direct-to-consumer channel, which includes direct mail, catalogs, and the internet, also slowed. Hartmann continued to suffer as airline travel remained depressed, a trend that was further exacerbated by the war in Iraq and the outbreak of the SARS virus.

Gross profit declined $3 million in fiscal 2003. However, gross margin improved from 46.8% to 48.2%, reflecting firmer pricing, improved product mix, and manufacturing efficiencies resulting from the business improvement initiatives implemented in fiscal 2002.

Advertising expenses were up 8%, due primarily to an increase in advertising of collectible items. Selling, general and administrative expenses declined 9%, reflecting the absence of business improvement initiative costs of $12 million incurred in fiscal 2002 and the tight control of costs.

Operating income increased $13 million, or 81%, although the increase largely reflects the absence of $17 million in costs from business improvement initiatives designed to rationalize manufacturing capacity, streamline procurement and production practices, and improve connections with customers.

LIQUIDITY AND CAPITAL RESOURCES

Our ability to consistently generate cash from operations is one of our most significant financial strengths. Our strong cash flows enable us to pay dividends, pursue brand-building programs, make strategic acquisitions, and undertake other initiatives that we believe will enhance shareholder value. Investment grade ratings of A2 from Moody's and A from Standard & Poor's provide us with financial flexibility when accessing credit markets. Cash flows from operations, together with access to global credit markets, are more than adequate to meet our expected operating and capital requirements.


Cash Flow Summary
(Dollars in millions)                      2002        2003        2004
                                          ------      ------      ------
Cash from operating activities            $ 249       $ 243       $ 306
Additions to property, plant,
   and equipment                            (71)       (119)        (56)
Acquisitions and other investments           (8)       (108)         (7)
Dividends                                   (94)        (99)        (97)
Net issuance (repayment) of debt            (37)        596        (162)
Acquisition of treasury stock               (13)       (561)         --
Other                                         4           4          12
                                          ------      ------      ------
      Change in cash                      $  30       $ (44)      $  (4)
                                          ======      ======      ======

Cash provided by operations increased $63 million, from $243 million in fiscal 2003 to $306 million in fiscal 2004, largely reflecting higher earnings and a reduction in the single largest item on our balance sheet -- inventory. We successfully managed our inventory levels over this past year through closer management of our supply chain. We reduced our raw materials and finished goods inventories in the Beverage segment and aggressively liquidated excess Consumer Durables inventory.

Cash used for investments returned to a more normal level in fiscal 2004, decreasing $163 million. In fiscal 2003, we had an unusually high level of capital expenditures (see discussion below) and acquired an additional equity stake in Finlandia and the remaining interest in Tuaca.

In comparing fiscal 2003 with fiscal 2002, cash provided by operations declined $6 million, reflecting higher levels of working capital. Cash used for investments increased $147 million, reflecting higher levels of capital investments and the acquisitions of Finlandia and Tuaca.

In March 2003, we repurchased 7.9 million shares of our common stock for $561 million, including transaction costs, through a "Dutch Auction" tender offer. (That amount does not include $11 million for 155,000 shares that were tendered but not delivered to us. We are pursuing our legal rights in this matter). We financed the repurchase by issuing $600 million in debt, of which $250 million is due in 2006 and $350 million is due in 2008. We expect to meet those obligations through cash from operations.

We have access to short-term capital markets through the issuance of commercial paper, backed by bank credit agreements. Our committed revolving credit agreements total $400 million, $200 million of which expire in fiscal 2005 and the remaining $200 million of which expire in fiscal 2007. The credit agreements provide us with an immediate and continuing source of liquidity. At April 30, 2004, we had no outstanding borrowings under these agreements.

We maintain an SEC shelf registration that gives us prompt access to longer-term financing. At April 30, 2004, we had $220 million available on our $250 million shelf registration.

CAPITAL EXPENDITURES

We invested $71 million in property, plant, and equipment in fiscal 2002, $119 million in fiscal 2003, and $56 million in fiscal 2004. Following record spending levels in fiscal 2003, which included the purchase of $39 million in California vineyard properties that were previously leased through a third-party financing arrangement, spending returned to more modest levels in fiscal 2004. Expenditures included investments to improve efficiencies of our production and distribution facilities for both our Beverage and Consumer Durables businesses.


                              Capital Expenditures
Dollars in Millions
                              2002          2003          2004
                              ----          ----          ----
Beverages                     $ 54          $ 91          $ 39
Consumer Durables               17            28            17
                              ----          ----          ----
Total                         $ 71          $119          $ 56
                              ====          ====          ====


We expect capital expenditures for fiscal 2005 to be in the $60-$70 million range as we continue to invest in opportunities to improve the efficiencies of our production operations, enhance the quality of our brands and devote resources to building our brands. We expect to fund fiscal 2005 capital expenditure requirements with cash from operations.

LONG-TERM OBLIGATIONS

We have long-term obligations related to contracts, leases, and borrowing arrangements that we enter into in the normal course of business (see Notes 4 and 6 to the accompanying consolidated financial statements). The following table summarizes the amounts of those obligations as of April 30, 2004 and the years in which those obligations must be paid:


Long-Term Obligations                                      2006-     After
(Dollars in millions)                    Total     2005     2009      2009
                                         -----     ----     ----      ----
Long-term debt                           $ 633     $ --      $630     $  3
Unconditional purchase obligations         201       37       112       52
Operating leases                            68       27        37        4
                                         -----     ----      ----     ----
Total                                    $ 902     $ 64      $779     $ 59
                                         =====     ====      ====     ====

We expect to meet these obligations with internally generated funds.

MARKET RISKS

We have foreign currency forward and option contracts, commodity futures and option contracts, and debt obligations that are exposed to risk from changes in foreign currency exchange rates, commodity prices, and interest rates, respectively. The sensitivity of these instruments to market fluctuations is discussed below. See Note 4 to our consolidated financial statements for information regarding our grape purchase obligations, which are also exposed to commodity price risk, and "Critical Accounting Policies" (page 32) for a discussion of the exposure of our pension and other postretirement plans to risks related to interest rates.

Inflationary, deflationary, and recessionary conditions affecting these market risks also affect the demand for and pricing of our products. See "Important Information Regarding Forward-Looking Statements" (page 52) for further discussion.

FOREIGN EXCHANGE. As a result of continued growth in our international sales, our annual foreign currency receipts now exceed our foreign currency payments by approximately $250 million. To the extent this foreign currency exposure is not hedged, our results of operations and financial position are positively affected by a weakening of the U.S. dollar against foreign currencies and negatively affected when the dollar strengthens. However, we routinely use foreign currency forward and option contracts to hedge our foreign exchange risk. Provided the contracts remain effective in hedging the foreign exchange risk, we do not recognize any unrealized gains or losses on the contracts in earnings until the underlying hedged transactions are recognized in earnings. At April 30, 2004, our foreign currency hedges had a total notional value of $188 million and a net unrealized gain of $3 million. Assuming the contracts remain effective hedges, we estimate that a 10% increase in the value of the U.S. dollar against the other currencies in which we conduct business would reduce our fiscal 2005 operating income by $3 million, while a 10% decline in value would increase operating income by $22 million.

COMMODITY PRICES. We are subject to commodity price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. We use futures contracts and options to manage the volatility of pricing for certain commodities, primarily corn. At April 30, 2004, we had outstanding hedge positions of approximately 3 million bushels of corn with a negligible net unrealized gain. We estimate that a 10% decline in commodity prices would result in an incremental loss on these contracts of less than $1 million.

INTEREST RATES. Most of our debt has a fixed interest rate. However, our short-term investments and commercial paper obligations are exposed to the risk of changes in interest rates. Assuming year-end variable rate investment and debt levels, a one percentage point increase in interest rates would have a negligible effect on our annual net interest expense.

ENVIRONMENTAL MATTERS

We face environmental claims resulting from the cleanup of several manufacturing or waste disposal sites in the U.S. We accrue for losses associated with environmental cleanup obligations when such losses are probable and can be reasonably estimated. At some sites, there are other potentially responsible parties who are expected to bear part of the costs, in which cases our accrual is based on our estimate of our share of the total costs. A portion of the cleanup costs with respect to certain sites is expected to be paid by insurance. The estimated recovery of cleanup costs from insurers is recorded as an asset when receipt is deemed probable.

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

BRANDS AND GOODWILL. We have obtained most of our brands through acquisitions from other companies. (See Note 3 to the accompanying consolidated financial statements for recent acquisitions). Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including intangible brand names, based on estimated fair value, with any remaining purchase price recorded as goodwill. Goodwill and indefinite-lived brand names are not amortized. As of April 30, 2004, we consider all of our brand names to have indefinite lives.

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

We assess our property, plant, and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset or asset group may not be recoverable. Fair value is determined using discounted future cash flows, with consideration of market values for similar assets when available. If the fair value of an evaluated asset is less than its book value, the asset is written down to its estimated fair value.

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

The assets, obligations, and assumptions used to measure pension and retiree medical expenses are determined as of January 31 of the preceding year ("measurement date"). Because obligations are measured on a discounted basis, the discount rate is a significant assumption. It is based on interest rates for high-quality, long-term corporate debt at each measurement date. The expected return on pension plan assets is based on our historical experience and our expectations for long-term rates of return. The other assumptions also reflect our historical experience and management's best judgment regarding future expectations. We review our assumptions on each annual measurement date. For fiscal 2005, we have reduced the discount rate from 6.5% to 6.0%, based on Moody's AA corporate bond index. Pension and postretirement benefit expense for fiscal 2005 is estimated to be approximately $16 million, compared to $7 million for fiscal 2004.

INCOME TAXES. Our annual tax rate is based on our income and the statutory tax rates in the various jurisdictions in which we operate. The decline in the annual rate to 33.5% for fiscal 2004 primarily reflects a shift in earnings from higher taxed jurisdictions in the U.S.

Significant judgment is required in evaluating our tax positions. We establish reserves when we believe that certain positions are likely to be challenged and that we may not succeed, despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit. We believe current reserves are appropriate for all known contingencies, however, it is reasonably possible that a favorable or unfavorable change in this estimate may occur in the near future.

Several years can elapse before a particular matter for which we have established a reserve is resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our reserves reflect the likely outcome of known tax contingencies. Our annual tax rate includes the impact of reserve provisions and changes to reserves that we consider appropriate, as well as related interest. Unfavorable settlement of any particular issue could require use of our cash. Favorable resolution would be recognized as a reduction to our effective tax rate in the year of resolution.

The U.S. Congress has introduced legislation that would, if passed, repeal the current extraterritorial income tax regime, and replace it with a new regime that is compliant with the rules of the World Trade Organization. We realize tax benefits with respect to export sales from the U.S. under the current regime. We are uncertain as to what impact any new legislation in this area would have on our annual tax rate. However, we do not anticipate the impact, if any, would be material.

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

Brown-Forman and many other manufacturers of spirits, wine and beer are defendants in a series of similar class action lawsuits seeking damages and injunctive relief over alleged marketing of beverage alcohol to underage consumers. The suits allege that the defendants have engaged in deceptive marketing practices and schemes targeted at underage consumers, negligently marketed their products to the underage, and fraudulently concealed their alleged misconduct. Brown-Forman denies that we intentionally market beverage alcohol products to minors and denies that our advertising is illegal. We will vigorously defend this position and it is not possible at this time to estimate a possible loss or range of loss, if any, in these lawsuits. However, an adverse result in these lawsuits or similar class action lawsuits could have a material adverse effect on our business.

                                  Brown-Forman
                        CONSOLIDATED STATEMENT OF INCOME

(Expressed in millions, except per share amounts)
--------------------------------------------------------------------------------
Year Ended April 30,                            2002         2003         2004
--------------------------------------------------------------------------------
Net sales                                      $2,223       $2,376       $2,577
Excise taxes                                      250          318          364
Cost of sales                                     841          878          915
                                               --------------------------------

   Gross profit                                 1,132        1,180        1,298


Advertising expenses                              298          321          354
Selling, general, and administrative expenses     474          485          527
Other expense (income), net                         7           (4)          10
                                               --------------------------------
   Operating income                               353          378          407


Interest income                                     3            3            2
Interest expense                                    8            8           21
                                               --------------------------------
   Income before income taxes                     348          373          388


Income taxes                                      120          128          130
                                               --------------------------------


   Net income                                  $  228       $  245       $  258
                                               ================================


Earnings per share
 - Basic                                       $ 1.66       $ 1.82       $ 2.12
 - Diluted                                     $ 1.66       $ 1.82       $ 2.11


The accompanying notes are an integral part of the consolidated financial statements.

                                  Brown-Forman
                           CONSOLIDATED BALANCE SHEET

(Expressed in millions, except share and per share amounts)
--------------------------------------------------------------------------------
April 30,                                                    2003          2004
--------------------------------------------------------------------------------
Assets
------
Cash and cash equivalents                                   $  72         $  68

Accounts receivable, less allowance for doubtful
   accounts of $12 in 2003 and $11 in 2004                    325           348

Inventories:
   Barreled whiskey                                           222           218
   Finished goods                                             203           185
   Work in process                                            112           111
   Raw materials and supplies                                  48            43
                                                           ---------------------
      Total inventories                                       585           557

Current portion of deferred income taxes                       56            67
Other current assets                                           30            43
                                                           ---------------------
Total Current Assets                                        1,068         1,083

Property, plant, and equipment, net                           506           515
Prepaid pension cost                                           39           118
Investment in affiliates                                       41            45
Trademarks and brand names                                    235           247
Goodwill                                                      311           315
Other assets                                                   64            53
                                                           ---------------------
Total Assets                                               $2,264        $2,376
                                                           =====================

Liabilities
-----------
Commercial paper                                            $ 167        $   50
Accounts payable and accrued expenses                         297           271
Accrued taxes on income                                        44            48
Current portion of long-term debt                              40            --
                                                           ---------------------
Total Current Liabilities                                     548           369

Long-term debt, less unamortized
 discount of $4 in 2003 and $3 in 2004                        629           630
Deferred income taxes                                          78           122
Accrued pension and other postretirement benefits             143           137
Other liabilities                                              26            33
                                                           ---------------------
Total Liabilities                                           1,424         1,291
                                                           ---------------------
Commitments and contingencies

Stockholders' Equity
--------------------
Common Stock:
  Class A, voting, $0.15 par value;
    authorized shares, 57,000,000;
    issued shares, 56,841,000                                   4             9
  Class B, nonvoting, $0.15 par value;
    authorized shares, 100,000,000;
    issued shares, 69,188,000                                   6            10

Retained earnings                                           1,506         1,236

Treasury stock, at cost
 (16,857,000 and 4,441,000 common shares
  in 2003 and 2004, respectively)                            (593)         (156)

Accumulated other comprehensive loss:
  Cumulative translation adjustment                            (2)           16
  Pension liability adjustment                                (79)          (32)
  Unrealized gain (loss) on cash flow hedge contracts          (2)            2
                                                           ---------------------
    Total accumulated other comprehensive loss                (83)          (14)
                                                           ---------------------
Total Stockholders' Equity                                    840         1,085
                                                           ---------------------
Total Liabilities and Stockholders' Equity                 $2,264        $2,376
                                                           =====================

The accompanying notes are an integral part of the consolidated financial statements.

                                  Brown-Forman
                      CONSOLIDATED STATEMENT OF CASH FLOWS

(Expressed in millions; amounts in brackets are reductions of cash)
--------------------------------------------------------------------------------
Year Ended April 30,                                   2002      2003      2004
--------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                         $ 228     $ 245     $ 258
   Adjustments to reconcile net income to net cash
    provided by (used for) operations:
      Depreciation                                       55        55        56
      Deferred income taxes                             (43)      (15)       (1)
      Other                                               3         1         4
      Change in assets and liabilities, excluding
       the effects of businesses acquired or sold:
         Accounts receivable                             23       (30)      (23)
         Inventories                                      5         2        25
         Other current assets                             5        (4)      (13)
         Accounts payable and accrued expenses           15       (18)      (25)
         Accrued taxes on income                        (13)       12         4
         Noncurrent assets and liabilities              (29)       (5)       21
                                                       -------------------------
      Cash provided by operating activities             249       243       306
                                                       -------------------------

Cash flows from investing activities:
   Additions to property, plant, and equipment          (71)     (119)      (56)
   Acquisition of businesses, net of cash acquired       --       (99)       --
   Computer software expenditures                        (8)       (8)       (5)
   Trademark and patent expenditures                     --        (1)       (2)
   Disposals of property, plant, and equipment           --         1        --
                                                       -------------------------
      Cash (used for) investing activities              (79)     (226)      (63)
                                                       -------------------------

Cash flows from financing activities:
   Net change in commercial paper                       (37)       --      (117)
   Proceeds from long-term debt                          --       596        --
   Debt issuance costs                                   --        (4)       --
   Reduction of long-term debt                           --        --       (45)
   Proceeds from exercise of stock options                4         7        12
   Dividends paid                                       (94)      (99)      (97)
   Acquisition of treasury stock                        (13)     (561)       --
                                                       -------------------------
      Cash (used for) financing activities             (140)      (61)     (247)
                                                       -------------------------
Net increase (decrease) in cash and cash equivalents     30       (44)       (4)

Cash and cash equivalents, beginning of year             86       116        72
                                                       -------------------------
Cash and cash equivalents, end of year                 $116      $ 72      $ 68
                                                       =========================

Supplemental disclosure of cash paid for:
   Interest                                            $  8      $  5      $ 21
   Income taxes                                        $175      $130      $129


The accompanying notes are an integral part of the consolidated financial statements.

                                  Brown-Forman
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Dollars expressed in millions, except per share amounts)
--------------------------------------------------------------------------------
Year Ended April 30,                                   2002      2003      2004
--------------------------------------------------------------------------------

Class A Common Stock:
   Balance at beginning of year                         $ 4       $ 4       $ 4
   Stock split (2-for-1 in 2004)                         --        --         5
                                                     ---------------------------
   Balance at end of year                                 4         4         9
                                                     ---------------------------

Class B Common Stock:
   Balance at beginning of year                           6         6         6
   Retirement of treasury stock                          --        --        (1)
   Stock split (2-for-1 in 2004)                         --        --         5
                                                     ---------------------------
   Balance at end of year                                 6         6        10
                                                     ---------------------------
Retained Earnings:
   Balance at beginning of year                       1,226     1,360     1,506
   Retirement of treasury stock                          --        --      (420)
   Stock split (2-for-1 in 2004)                         --        --       (10)
   Loss on issuance of treasury stock                    --        --        (4)
   Tax benefit related to stock-based compensation       --        --         3
   Net income                                           228       245       258
   Cash dividends ($0.68, $0.73, and $0.80 per
    share, split-adjusted, in 2002, 2003, and
    2004, respectively)                                 (94)      (99)      (97)
                                                     ---------------------------
   Balance at end of year                             1,360     1,506     1,236
                                                     ---------------------------
Treasury Stock, at cost:
   Balance at beginning of year                         (32)      (40)     (593)
   Acquisition of treasury stock                        (13)     (561)       --
   Treasury stock issued under compensation plans         5         8        16
   Retirement of treasury stock (567,000 Class A
    and 5,414,000 Class B shares in 2004)                --        --       421
                                                     ---------------------------
   Balance at end of year                               (40)     (593)     (156)
                                                     ---------------------------
Accumulated Other Comprehensive Income (Loss):
   Balance at beginning of year                         (17)      (19)      (83)
   Net other comprehensive income (loss)                 (2)      (64)       69
                                                     ---------------------------
   Balance at end of year                               (19)      (83)      (14)
                                                     ---------------------------
Total Stockholders' Equity                           $1,311      $840    $1,085
                                                     ===========================
Comprehensive Income:
   Net income                                          $228      $245     $258
   Other comprehensive income (loss):
   Foreign currency translation adjustment                2        13       18
   Pension liability adjustment,
    net of tax of $52 in 2003 and $31 in 2004            (3)      (76)      47
   Amounts related to cash flow hedges:
      Cumulative effect of accounting change,
       net of tax of $1 in 2002                           2        --       --
      Reclassification to earnings,
       net of tax of $1, $4, and $3 in 2002,
       2003, and 2004, respectively                      (2)        6        5
      Net loss on hedging instruments,
       net of tax of $1, $4, and $1 in 2002,
       2003, and 2004, respectively                      (1)       (7)      (1)
                                                     ---------------------------
         Net other comprehensive loss                    (2)      (64)      69
                                                     ---------------------------
   Total Comprehensive Income                          $226      $181     $327
                                                     ===========================

Class A Common Shares Outstanding (in thousands):
   Balance at beginning of year                      28,988     28,891   28,420
   Acquisition of treasury stock                        (97)      (471)      --
   Stock split (2-for-1 in 2004)                         --         --   28,421
                                                     ---------------------------
   Balance at end of year                            28,891     28,420   56,841
                                                     ---------------------------
Class B Common Shares Outstanding (in thousands):
   Balance at beginning of year                      39,471     39,457   32,147
   Acquisition of treasury stock                        (93)    (7,436)      --
   Stock split (2-for-1 in 2004)                         --         --   32,147
   Treasury stock issued under compensation plans        79        126      453
                                                     ---------------------------
   Balance at end of year                            39,457     32,147   64,747
                                                     ---------------------------
Total Common Shares Outstanding (in thousands)       68,348     60,567  121,588
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

INVENTORIES. We state inventories at the lower of cost or market, with approximately 80% of consolidated inventories being valued using the last-in, first-out (LIFO) method. All remaining inventories are valued using either the first-in, first-out or the average cost methods. If we did not use the LIFO method, inventories would have been $130 and $146 higher than reported at April 30, 2003 and 2004, respectively.

Whiskey must be barrel-aged for several years, so we bottle and sell only a portion of our whiskey inventory each year. Following industry practice, we classify all barreled whiskey as a current asset. We include warehousing, insurance, ad valorem taxes, and other carrying charges applicable to barreled whiskey in inventory costs.

We classify bulk wine inventories as work in process.

PROPERTY, PLANT, AND EQUIPMENT. We state property, plant, and equipment at cost less accumulated depreciation. We calculate depreciation on a straight-line basis over the estimated useful lives of the assets as follows: 20 to 40 years for buildings and improvements, 3 to 10 years for machinery and equipment, and 3 to 7 years for capitalized software costs.

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

ADVERTISING COSTS. We expense most advertising costs as we incur them, but we capitalize and amortize certain direct-response advertising costs over periods not exceeding one year. Capitalized advertising costs totaled $9 at both April 30, 2003 and 2004.

SALES INCENTIVES. We offer sales discounts and provide consideration to certain of our distributors under cooperative advertising arrangements. Discounts, which are recorded as a reduction of net sales, totaled $107, $120, and $125 for 2002, 2003, and 2004, respectively. The cost of cooperative advertising arrangements, which are recorded as advertising expenses, totaled $11, $10, and $9 for 2002, 2003, and 2004, respectively.

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

The following table presents information concerning basic and diluted earnings per share:

Year Ended April 30,                                 2002       2003       2004
--------------------------------------------------------------------------------
Basic and diluted net income                         $228       $245       $258

Share data (in thousands):
   Basic average common shares outstanding        136,678    134,748    121,359
   Effect of dilutive stock options                   291        378        627
                                                  ------------------------------
   Diluted average common shares outstanding      136,969    135,126    121,986
                                                  ==============================

Basic net income per share                          $1.66      $1.82      $2.12
Diluted net income per share                        $1.66      $1.82      $2.11

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

Year Ended April 30,                                 2002       2003       2004
--------------------------------------------------------------------------------
Net income, as reported                              $228       $245       $258
Stock-based employee compensation
 expense determined under fair value
 based method, net of tax                               4          4          4
                                                     ---------------------------
   Pro forma net income                              $224       $241       $254
                                                     ===========================
Earnings per share - pro forma:
   Basic                                            $1.64      $1.79      $2.09
   Diluted                                          $1.64      $1.79      $2.08

Earnings per share - as reported:
   Basic                                            $1.66      $1.82      $2.12
   Diluted                                          $1.66      $1.82      $2.11


Our stock option plan requires that we purchase shares to satisfy stock option requirements, thereby avoiding future dilution of earnings that would occur from issuing additional shares. We acquire treasury shares from time to time in anticipation of these requirements. We intend to hold enough treasury stock so that the number of diluted shares is always no more than the original number of shares outstanding at inception of the stock option plan (as adjusted for any share issuances unrelated to the plan). The extent to which the number of diluted shares exceeds the number of basic shares is determined by how much our stock price has appreciated since the options were granted, not by how many treasury shares we have acquired.

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

OTHER. In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses the accounting for assets held in other entities such as trusts and special-purpose companies. As the leasing arrangement that held our developing vineyard properties in a separate trust was terminated in 2003, we had no variable interest entities subject to the provisions of this Interpretation at April 30, 2003 or 2004.


2. GOODWILL AND OTHER INTANGIBLE ASSETS

In July 2001, the FASB issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS 141 also specifies the criteria under which intangible assets acquired in a purchase method business combination should be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be assessed for impairment at least annually by applying a fair value-based test. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We adopted SFAS 142 as of May 1, 2001.

Equity method intangibles totaling $9 and $8 as of April 30, 2003 and 2004, respectively, are included in "Investment in Affiliates" in the accompanying consolidated balance sheet. We have no significant intangible assets with definite useful lives and thus had no significant amortization expense during the three years ended April 30, 2004.

3.  ACQUISITIONS

The following are major acquisitions made over the past three years, each of which was accounted for as a purchase.

FINLANDIA. During 2000, we acquired 45% of Finlandia Vodka Worldwide Ltd ("FVW") for $84. We acquired an additional 35% interest for $72 (net of cash acquired) in December 2002. This increased our total interest in FVW to 80% and our total net investment to $158, which we have allocated to the individual assets and liabilities acquired. The investment consists primarily of the Finlandia brand name, which has an indefinite useful life. For financial reporting purposes, we have assigned a value of $216 to the Finlandia brand name, which is partially offset by a deferred income tax liability of $57.

The minority shareholder of FVW (Altia Corporation) has an option during a two-year window beginning December 31, 2004, to require us to buy its remaining 20% interest in FVW. Buying the remaining interest would cost us approximately 39 million euros ($47 at April 30, 2004) plus interest of 4.5% per year from August 1, 2000.

TUACA. In February 2003, we acquired the remaining 55% interest in Distillerie Tuoni e Canepa ("T&C") for $27 in cash (net of cash acquired) and a promissory note of $33 that was paid in March 2004. T&C is the Italy-based owner and producer of Tuaca liqueur, which we have distributed in the United States since 1999. This increased our total investment in T&C to $77, which we have allocated to the individual assets and liabilities acquired. The investment consists primarily of indefinite-lived intangible assets, including the Tuaca brand name and goodwill. For financial reporting purposes, we have assigned a value of $20 to the Tuaca brand name and $64 to goodwill.

The operating results of both FVW and T&C have been consolidated with our financial statements since we acquired majority ownership during fiscal 2003. (We previously accounted for our investments in those companies using the equity method). Consolidated pro forma operating results for the fiscal years ended April 30, 2002 and 2003 would not have been materially different from the actual amounts reported for those periods.

The following table shows the effect of the T&C acquisition on the amount recorded as goodwill in the accompanying consolidated balance sheet:

                                                             Consumer
                                                Beverages    Durables     Total
                                                ---------    --------   --------
Goodwill:
   Balance as of April 30, 2002                   $116        $130       $246
   Adjustments related to Tuoni e Canepa:
      Reclassified from Investment in Affiliates    10          --         10
      Acquired during period                        55          --         55
                                                  ------------------------------
   Balance as of April 30, 2003                    181         130        311
   Adjustments related to Tuoni e Canepa:
      Purchase price allocation adjustment          (1)         --         (1)
      Foreign currency translation adjustment        5          --          5
                                                  ------------------------------
   Balance as of April 30, 2004                   $185        $130       $315
                                                  ==============================

4. COMMITMENTS

We have contracted with various growers and wineries to supply some of our future grape and bulk wine requirements. Many of these contracts call for prices to be determined by market conditions, but some contracts provide for minimum purchase prices that may exceed market prices. We have purchase obligations related to these contracts of $37 in 2005, $35 in 2006, $34 in 2007, $26 in 2008, $17 in 2009, and $52 after 2009.

We made rental payments for real estate, vehicles, as well as office, computer, and manufacturing equipment under operating leases of $31 in 2002, $32 in 2003, and $35 in 2004. We have commitments related to minimum lease payments of $27 in 2005, $17 in 2006, $11 in 2007, $6 in 2008, $3 in 2009, and $4 after 2009.


5. CREDIT FACILITIES

We have committed revolving credit agreements with various domestic and international banks for $400, $200 of which expire in fiscal 2005 and the remaining $200 of which expire in fiscal 2007. The most restrictive of the agreements' covenants requires that our consolidated total debt to consolidated net worth not exceed a ratio of 2 to 1. At April 30, 2004, we were well within this covenant's parameters. At April 30, 2004, we also had $220 of debt securities available for issuance under an SEC shelf registration.


6. DEBT

Our long-term debt consisted of the following:

April 30,                                              2003           2004
--------------------------------------------------------------------------------
2.125% notes, due 2006                                 $249           $249
3.0% notes, due 2008                                    347            348
6.82% to 7.38% notes, due 2005                           30             30
Non-interest bearing note, due 2004                      33             --
Variable rate industrial
 revenue bonds, due through 2026                         10              3
                                                 -------------------------------
                                                       $669           $630
Less current portion                                     40             --
                                                 -------------------------------
                                                       $629           $630
                                                 ===============================

Debt payments required over the next five fiscal years consist of $280 in 2006 and $350 in 2008. The weighted average interest rates on the variable rate industrial revenue bonds were 1.6% and 1.2% at April 30, 2003 and 2004, respectively. In addition to long-term debt, we had commercial paper outstanding with weighted average interest rates of 1.2% and 1.0% at April 30, 2003 and 2004, respectively.


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

No material gains or losses were recognized in earnings due to the ineffectiveness of cash flow hedges. We expect to reclassify the majority of the existing $2 net gain from Accumulated Other Comprehensive Loss to earnings during fiscal 2005. However, the amount we ultimately reclassify may differ as a result of future changes in exchange rates.

We had outstanding foreign currency option and forward contracts, hedging primarily British pound, Australian dollar, euro, and Japanese yen revenues, with notional amounts totaling $110 and $188 at April 30, 2003 and 2004, respectively. Our credit exposure is, however, limited to the contracts' fair value (see Note 8) rather than their notional amounts. We minimize credit losses by entering into foreign currency contracts only with major financial institutions that have earned investment grade credit ratings.


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

We estimate the fair value of long-term debt using discounted cash flows based on our incremental borrowing rates for similar debt. The fair value of foreign currency contracts is based on quoted market prices. A comparison of the fair values and carrying amounts of these instruments is as follows:

April 30,                            2003                        2004
--------------------------------------------------------------------------------
                            Carrying        Fair        Carrying         Fair
                             Amount         Value         Amount         Value
--------------------------------------------------------------------------------
Assets:
   Cash and
    cash equivalents         $ 72           $ 72          $ 68           $ 68

Liabilities:
   Foreign currency
    contracts                    3             3             6              6
   Commercial paper            167           167            50             50
   Long-term debt              669           669           630            623

9.  BALANCE SHEET INFORMATION

April 30,                                              2003           2004
--------------------------------------------------------------------------------
Property, plant, and equipment:
   Land                                                $ 88           $ 92
   Buildings                                            314            346
   Equipment                                            518            538
   Construction in process                               68             24
                                                 -------------------------------
                                                        988          1,000
   Less accumulated depreciation                        482            485
                                                 -------------------------------
                                                       $506           $515
                                                 ===============================

Accounts payable and accrued expenses:
   Accounts payable, trade                             $ 94           $ 92
   Accrued expenses:
      Advertising                                        50             37
      Compensation and commissions                       64             65
      Excise and other non-income taxes                  18             20
      Self-insurance claims                              12             12
      Interest                                            4              4
      Other                                              55             41
                                                 -------------------------------
                                                        203            179
                                                 -------------------------------
                                                       $297           $271
                                                 ===============================


10. TAXES ON INCOME

We incur income taxes on our domestic and foreign operations. The following table, which is based on the locations of the taxable entities from which sales were derived (rather than the location of customers), presents the domestic and foreign components of our income before income taxes:

Year Ended April 30,                        2002          2003           2004
--------------------------------------------------------------------------------
United States                               $315          $305           $305
Foreign                                       33            68             83
                                            ------------------------------------
                                            $348          $373           $388
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

April 30,                                              2003           2004
--------------------------------------------------------------------------------
Deferred tax assets:
   Postretirement and other benefits                   $ 54           $ 20
   Accrued liabilities and other                         15              9
   Inventories                                           42             52
                                             -----------------------------------
   Total deferred tax assets                            111             81
                                             -----------------------------------
Deferred tax liabilities:
   Trademarks and brand names                            62             68
   Property, plant, and equipment                        38             48
   Undistributed foreign earnings                        17             17
   Other                                                 16              3
                                             -----------------------------------
   Total deferred tax liabilities                       133            136
                                             -----------------------------------
Net deferred tax liability                             $ 22           $ 55
                                             ===================================

Deferred tax liabilities were not provided on undistributed earnings of certain foreign subsidiaries ($186 and $243 at April 30, 2003 and 2004, respectively) because we expect these undistributed earnings to be reinvested indefinitely overseas. If these amounts were not considered permanently reinvested, additional deferred tax liabilities of approximately $41 and $45 would have been provided as of April 30, 2003 and 2004, respectively.

Total income tax expense for a year includes the tax associated with the current tax return ("current tax expense") and the change in the net deferred tax liability ("deferred tax expense"). Total income tax expense for each of the last three years was as follows:


Year Ended April 30,                        2002          2003          2004
--------------------------------------------------------------------------------
Current:
   Federal                                  $144          $114          $100
   Foreign                                     5            13            20
   State and local                            14            16            13
                                            ------------------------------------
                                             163           143           133
                                            ------------------------------------

Deferred:
   Federal                                   (35)          (11)            1
   Foreign                                    --            (2)           (1)
   State and local                            (8)           (2)           (3)
                                            ------------------------------------
                                             (43)          (15)           (3)
                                            ------------------------------------
                                            $120          $128          $130
                                            ====================================

Our consolidated effective tax rate may differ from current statutory rates due to the recognition of amounts for events or transactions that have no tax consequences. The following table reconciles our effective tax rate to the federal statutory tax rate in the United States:

                                             Percent of Income Before Taxes
--------------------------------------------------------------------------------
Year Ended April 30,                        2002          2003           2004
--------------------------------------------------------------------------------
U.S federal statutory rate                  35.0%         35.0%          35.0%
State taxes, net of U.S.
   federal tax benefit                       2.3           2.5            1.8
Income taxed at other than U.S.
   federal statutory rate                   (1.3)         (2.0)          (1.4)
Tax benefit from export sales               (2.0)         (1.7)          (2.1)
Other, net                                   0.5           0.4            0.2
                                           -------------------------------------
Effective rate                              34.5%         34.2%          33.5%
                                           =====================================

11. PENSION AND OTHER POSTRETIREMENT BENEFITS

The following discussion provides information about our obligations related to these plans, the assets that are dedicated to meeting the obligations, and the amounts we recognized in our financial statements as a result of sponsoring these plans. We use a measurement date of January 31 to determine the amounts of the plan obligations and assets presented below.

OBLIGATIONS. We provide eligible employees with pension and other postretirement benefits based on such factors as years of service and compensation level during employment. The pension obligation shown below ("projected benefit obligation") consists of: (a) benefits earned by employees to date based on current salary levels ("accumulated benefit obligation"); and (b) benefits to be received by the employees as a result of expected future salary increases. (The obligation for medical and life insurance benefits is not affected by future salary increases). This table shows how the present value of our obligation changed during each of the last two years.

                                             Pension           Medical and Life
                                             Benefits         Insurance Benefits
--------------------------------------------------------------------------------
Year Ended April 30,                      2003      2004        2003      2004
--------------------------------------------------------------------------------
Obligation at beginning of year           $402      $449        $ 69      $ 79
Service cost                                13        14           2         2
Interest cost                               27        29           5         5
Actuarial loss (gain)                       25        38           7        (4)
Benefits paid                              (18)      (19)         (4)       (3)
                                        ----------------------------------------
Obligation at end of year                 $449      $511        $ 79      $ 79
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

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was enacted in December 2003. The Act provides a federal subsidy to plan sponsors for certain qualifying prescription drug benefits covered under the sponsor's postretirement medical benefit plans. The change in the obligation for medical and life insurance benefits during 2004 includes a $7 million actuarial gain resulting from the Act.

ASSETS. We specifically invest certain assets in order to fund our pension benefit obligations. Our investment goal is to earn a total return that over time will grow assets sufficient to fund our plans' liabilities, after providing appropriate levels of contributions and accepting prudent levels of investment risk. In order to achieve this goal, plan assets are invested primarily in funds or portfolios of funds actively managed by outside managers. Investment risk is managed to prudent levels by company policies that require diversification of asset classes, manager styles and individual holdings. We measure and monitor investment risk on an ongoing basis through quarterly and annual performance reviews, and periodic asset/liability studies.

Asset allocation is the most important method for achieving our investment goals and is based on our assessment of the plans' long-term return objectives and the appropriate balances needed for liquidity, stability and diversification. The allocation of our pension plan assets at fair value on January 31, 2003 and 2004, and the target allocation for 2005, by asset category, are as follows:

                                                     Asset Allocation
--------------------------------------------------------------------------------
                                          Actual          Actual          Target
                                           2003            2004            2005
--------------------------------------------------------------------------------
Equity securities                           76%             73%             70%
Debt securities                             21              15              15
Real estate                                 --               4               5
Other                                        3               8              10
                                        ----------------------------------------
Total                                      100%            100%            100%
                                        ========================================

This table shows how the fair value of the pension plan assets changed during each of the last two years. (We do not have assets set aside for postretirement medical or life insurance benefits).

                                             Pension           Medical and Life
                                             Benefits         Insurance Benefits
--------------------------------------------------------------------------------
Year Ended April 30,                      2003      2004        2003      2004
--------------------------------------------------------------------------------
Fair value at beginning of year           $431      $334        $ --      $ --
Actual return on plan assets               (80)       97          --        --
Retiree contributions                       --        --           1         1
Company contributions                        1         9           3         3
Benefits paid                              (18)      (19)         (4)       (4)
                                        ----------------------------------------
Fair value at end of year                 $334      $421        $ --      $ --
                                        ========================================

Consistent with our funding policy, we expect to contribute $2 to our pension plans and $5 to our other postretirement benefit plans in 2005.

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

                                             Pension           Medical and Life
                                             Benefits         Insurance Benefits
--------------------------------------------------------------------------------
April 30,                                 2003      2004         2003     2004
--------------------------------------------------------------------------------
Assets                                   $ 334     $ 421         $ --     $ --
Obligations                               (449)     (511)         (79)     (79)
                                          --------------------------------------
Funded status                             (115)      (90)         (79)     (79)
Unrecognized net loss                      203       187           12        7
Unrecognized prior service cost              8         8            5        5
Other                                       (1)       --           --        1
                                          --------------------------------------
Net amount recognized on balance sheet   $  95     $ 105         $(62)    $(66)
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

The net amount is recognized on the consolidated balance sheet as follows:

                                             Pension           Medical and Life
                                             Benefits         Insurance Benefits
--------------------------------------------------------------------------------
April 30,                                 2003      2004        2003      2004
--------------------------------------------------------------------------------
Prepaid pension cost                      $ 39      $118        $ --      $ --
Accrued postretirement benefits            (81)      (71)        (62)      (66)
Other assets                                 6         5          --        --
Accumulated other comprehensive loss       131        53          --        --
                                          --------------------------------------
Net amount recognized on balance sheet    $ 95      $105        $(62)     $(66)
                                          ======================================

This table compares our pension plans that have assets in excess of their accumulated benefit obligations with those whose assets are less than their obligations. (As discussed above, we do not have assets set aside for postretirement medical or life insurance benefits).

                                                   Accumulated       Projected
                                                    Benefit           Benefit
                                 Plan Assets       Obligation        Obligation
-------------------------------------------------------------------------------
April 30,                        2003   2004       2003   2004      2003   2004
-------------------------------------------------------------------------------
Plans with assets in
 excess of accumulated
 benefit obligation              $ 57   $292       $ 47   $259      $ 49   $292
Plans with accumulated
 benefit obligation in
 excess of assets                 277    129        358    200       400    219
                                ------------------------------------------------
Total                            $334   $421       $405   $459      $449   $511
                                ================================================

PENSION INCOME. This table shows the components of the pension income recognized during each of the last three years. The income for each year includes amortization of the net loss (gain), prior service cost, and transition asset that was unrecognized as of the beginning of the year.

                                                     Pension Benefits
--------------------------------------------------------------------------------
Year Ended April 30,                       2002            2003            2004
--------------------------------------------------------------------------------
Service cost                               $ 14            $ 13            $ 14
Interest cost                                27              27              29
Expected return on plan assets              (49)            (49)            (44)
Amortization of:
   Unrecognized prior service cost            1               1               1
   Unrecognized net loss (gain)              (2)             --              --
   Unrecognized transition asset             (3)             (2)             (1)
                                       -----------------------------------------
Net income                                 $(12)           $(10)           $ (1)
                                       =========================================

The prior service cost represents the cost of retroactive benefits granted in plan amendments. These costs are amortized on a straight-line basis over the average remaining service period of the employees expected to receive the benefits. The net loss (gain), which results from experience different from that assumed or from a change in actuarial assumptions, is amortized over at least that same period. The unrecognized transition asset was amortized on a straight-line basis through 2004.

The pension income recorded during the year is estimated at the beginning of the year. As a result, the amount is calculated using an expected return on plan assets rather than the actual return. The difference between actual and expected returns is included in the unrecognized net loss (gain) at the end of the year.

OTHER POSTRETIREMENT BENEFIT EXPENSE. This table shows the components of the postretirement medical and life insurance benefit expense that we recognized during each of the last three years.


                                           Medical and Life Insurance Benefits
--------------------------------------------------------------------------------
Year Ended April 30,                       2002            2003            2004
--------------------------------------------------------------------------------
Service cost                                $1              $2              $2
Interest cost                                3               5               5
Amortization of unrecognized net loss       --              --               1
                                       -----------------------------------------
Net expense                                 $4              $7              $8
                                       =========================================


ASSUMPTIONS AND SENSITIVITY. We use various assumptions in determining the obligations and expense (income) related to our pension and other postretirement benefit plans. The assumptions used in computing benefit plan obligations as of the end of the last two years were as follows:

                                             Pension           Medical and Life
                                             Benefits         Insurance Benefits
--------------------------------------------------------------------------------
In Percent                                2003      2004        2003      2004
--------------------------------------------------------------------------------
Discount rate                             6.50      6.00        6.50      6.00
Rate of salary increase                   4.00      4.00         --        --
Expected return on plan assets            8.75      8.75         --        --

The assumptions used in computing benefit plan expense (income) during each of the last three years were as follows:

                                              Pension          Medical and Life
                                              Benefits        Insurance Benefits
--------------------------------------------------------------------------------
In Percent                          2002    2003    2004    2002    2003    2004
--------------------------------------------------------------------------------
Discount rate                       7.50    7.00    6.50    7.50    7.00    6.50
Rate of salary increase             4.50    4.00    4.00     --      --      --
Expected return on plan assets     10.00    9.50    8.75     --      --      --

The discount rate represents the interest rate used to discount the cash-flow stream of benefit payments to a net present value as of the current date. We base this rate on Moody's AA corporate bond index. A lower assumed discount rate increases the present value of the benefit obligation.

The assumed rate of salary increase reflects the expected annual increase in salaries as a result of inflation, merit increases, and promotions. A lower assumed rate decreases the present value of the benefit obligation.

The expected return on plan assets represents the long-term rate of return that we assume will be earned over the life of our pension assets, considering the distribution of those assets among investment categories and the related historical rates of return.

The assumed healthcare cost trend rates as of the end of the last two years were as follows:

                                         Medical and Life Insurance Benefits
--------------------------------------------------------------------------------
In Percent                                       2003           2004
--------------------------------------------------------------------------------
Healthcare cost trend rates:
   Present rate before age 65                    9.44           8.88
   Present rate age 65 and after                11.19          10.38


We project healthcare cost trend rates to decline gradually to 5.5% by 2010 and to remain level after that. Assumed healthcare cost trend rates have a significant effect on the amounts reported for postretirement medical plans. A one percentage point increase/decrease in assumed healthcare cost trend rates would have increased/decreased the accumulated postretirement benefit obligation as of April 30, 2004 by $6 and the aggregate service and interest costs for 2004 by $1.


12. BUSINESS SEGMENT INFORMATION

We do business in two operating segments - Beverages and Consumer Durables. These segments reflect the two categories of products from which we derive our revenues. Our Beverage segment produces, imports, and markets wines and distilled spirits. Our Consumer Durables segment manufactures and sells china, crystal, ceramic and crystal collectibles, silver, luggage, and leather accessories.

Segment accounting policies are the same as the policies described in Note 1. We have no intersegment revenues.

The following tables reconcile segment operating results and asset information to consolidated amounts.

                                   2002              2003              2004
--------------------------------------------------------------------------------
Net sales:
   Beverages                     $1,618            $1,795            $1,992
   Consumer Durables                605               581               585
                                 -----------------------------------------------
   Consolidated                  $2,223            $2,376            $2,577
                                 ===============================================

Operating income:
   Beverages                     $  336            $  348            $  390
   Consumer Durables                 17                30                17
Amounts not allocated to segments:
   Interest expense, net             (5)               (5)              (19)
                                 -----------------------------------------------
   Consolidated income
    before income taxes          $  348            $  373            $  388
                                 ===============================================

Depreciation and amortization:
   Beverages                     $   37            $   38            $   40
   Consumer Durables                 18                17                16
                                 -----------------------------------------------
   Consolidated                  $   55            $   55            $   56
                                 ===============================================

Goodwill:
   Beverages                     $  116            $  181            $  185
   Consumer Durables                130               130               130
                                 -----------------------------------------------
   Consolidated                  $  246            $  311            $  315
                                 ===============================================

Total assets:
   Beverages                     $1,573            $1,809            $1,924
   Consumer Durables                443               455               452
                                 -----------------------------------------------
   Consolidated                  $2,016            $2,264            $2,376
                                 ===============================================

Our investments in affiliates are included in the Beverage segment's assets. Long-lived assets located outside the United States are not significant.

                                   2002              2003              2004
--------------------------------------------------------------------------------

Additions to long-lived assets:
   Beverages                        $58              $ 96               $42
   Consumer Durables                 21                32                21
                                 -----------------------------------------------
   Consolidated                     $79              $128               $63
                                 ===============================================

The following table presents geographic information about net sales:

                                   2002              2003              2004
--------------------------------------------------------------------------------
Net sales:
   United States                 $1,830            $1,824            $1,823
   Other countries                  393               552               754
                                 -----------------------------------------------
                                 $2,223            $2,376            $2,577
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

Brown-Forman and many other manufacturers of spirits, wine and beer are defendants in a series of similar class action lawsuits seeking damages and injunctive relief over alleged marketing of beverage alcohol to underage consumers. The suits allege that the defendants have engaged in deceptive marketing practices and schemes targeted at underage consumers, negligently marketed their products to the underage, and fraudulently concealed their alleged misconduct. Brown-Forman denies that we intentionally market beverage alcohol products to minors and denies that our advertising is illegal. We will vigorously defend this position and it is not possible at this time to estimate a possible loss or range of loss, if any, in these lawsuits. However, an adverse result in these lawsuits or similar class action lawsuits could have a material adverse effect on our business.

14. ENVIRONMENTAL MATTERS

We face environmental claims resulting from the cleanup of several manufacturing or waste disposal sites in the United States. We accrue for losses associated with environmental cleanup obligations when such losses are probable and can be reasonably estimated. At some sites, there are other potentially responsible parties who are expected to bear part of the costs, in which cases our accrual is based on our estimate of our share of the total costs. A portion of the cleanup costs with respect to certain sites is expected to be paid by insurance. The estimated recovery of cleanup costs from insurers is recorded as an asset when receipt is deemed probable.

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

We grant stock options at an exercise price of not less than the fair value of the underlying stock on the grant date. Except for the stock options granted at an exercise price of $50 per share (discussed below), stock options granted under the Plan become exercisable after three years from the first day of the fiscal year of grant and expire seven years after that date. The fair values of these options granted during 2002, 2003, and 2004 were $8.69, $7.77, and $9.29 per option, respectively. Fair values were estimated using the Black-Scholes pricing model with the following assumptions:

                                      2002      2003      2004
--------------------------------------------------------------
Risk-free interest rate               4.8%      3.9%      3.6%
Expected volatility                  23.6%     24.1%     24.6%
Expected dividend yield               2.1%      2.0%      1.9%
Expected life (years)                   6         6         6

We have also granted 1,064,000 stock options with an exercise price of $50 per share that become exercisable on May 1, 2006, and expire on September 1, 2007. The fair value of these options was $2.89 per option, using the Black-Scholes pricing model and assuming a risk-free interest rate of 6.0%, expected volatility of 18.0%, an expected dividend yield of 2.2%, and an expected life of eight years.

As of April 30, 2004, we have no other significant stock-based awards outstanding under the Plan.

The following table summarizes option activity for the three years ended April 30, 2004. All options are for an equivalent number of shares of Class B common stock.

                                       Options                    Weighted
                                     Outstanding              Average Exercise
                                    (in thousands)            Price Per Option
                                     -----------              ----------------
Balance, April 30, 2001                 3,577                     $33.33

   Granted                                716                      35.74
   Exercised                             (159)                     24.05
   Forfeited                               (6)                     31.18
                                     -----------              ----------------
Balance, April 30, 2002                 4,128                      34.10

   Granted                                742                      32.13
   Exercised                             (254)                     26.58
   Forfeited                              (31)                     30.19
                                     -----------              ----------------
Balance, April 30, 2003                 4,585                      34.23

   Granted                                726                      39.24
   Exercised                             (459)                     26.58
   Forfeited                              (17)                     33.68
                                     -----------              ----------------
Balance, April 30, 2004                 4,835                     $35.71
                                     ===========              ================

The following table summarizes the status of stock options outstanding as of April 30, 2004, by exercise price:

                      Options               Remaining                Options
Exercise Price      Outstanding            Contractual             Exercisable
  Per Option       (in thousands)          Life (Years)          (in thousands)
--------------      -----------            ------------            -----------
 $18.06                  114                   2.0                      114
  24.56                  216                   3.0                      216
  25.22                  572                   6.0                      572
  30.63                  324                   4.0                      324
  31.13                  466                   5.0                      466
  32.11                  737                   8.0                       --
  34.17                  616                   7.0                       --
  39.23                  726                   9.0                       --
 $50.00                1,064                   3.3                       --
                    -----------            ------------            -----------
                       4,835                   5.8                    1,692
                    ===========            ============            ===========


16. RESTRUCTURING COSTS

During 2002, we accrued $17 of costs related to our decision to close three manufacturing plants in the Consumer Durables segment. The $17 included $9 of severance costs for 600 terminated employees, $5 of other estimated cash expenditures, and $3 of losses on impaired machinery and equipment. We closed one plant during fiscal 2002 and the other two during fiscal 2003. We have replaced the output of these plants by shifting a portion of production to two of our other facilities and by outsourcing the remainder. During 2004, we accrued an additional $2 for anticipated losses on the sale of buildings and equipment. We have charged $16 of costs against the accrual through April 30, 2004, including $8 of severance costs, $5 of other cash expenditures, and $3 of losses on impaired machinery and equipment, leaving a remaining accrual balance of $3 as of April 30, 2004.

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

INTERNAL AUDIT: We are also responsible for establishing and maintaining a system of internal audit designed to provide reasonable assurance at a reasonable cost that financial records are reliable for preparing financial statements and that assets are properly accounted for and safeguarded. We believe that, as of April 30, 2004, the internal audit system accomplishes its objectives adequately.

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




/s/ Owsley Brown II
Owsley Brown II
Chairman of the Board
 and Chief Executive Officer



/s/ Phoebe A. Wood
Phoebe A. Wood
Executive Vice President
 and Chief Financial Officer



                        REPORT OF INDEPENDENT ACCOUNTANTS


TO BROWN-FORMAN CORPORATION:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Brown-Forman Corporation and Subsidiaries (the "Company") at April 30, 2003 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky
May 27, 2004

               IMPORTANT INFORMATION ON FORWARD-LOOKING STATEMENTS

This annual report contains statements, estimates, or projections that constitute "forward looking statements" as defined under U.S. federal securities laws. Generally, the words "expect," "believe," "intend," "estimate," "will," "anticipate," and "project," and similar expressions identify a forward-looking statement, which speaks only as of the date the statement is made. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

We believe that the expectations and assumptions with respect to our forward-looking statements are reasonable. But by their nature, forward-looking statements involve known and unknown risks, uncertainties and other factors that in some cases are out of our control. These factors could cause our actual results to differ materially from Brown-Forman's historical experience or our present expectations or projections. Here is a non-exclusive list of such risks and uncertainties:

 - changes in general economic conditions, particularly in the United States where we earn the majority of our profits;
 - a strengthening U.S. dollar against foreign currencies, especially the British Pound;
 - reduced bar, restaurant, hotel and travel business in wake of other terrorist attacks, such as occurred on 9/11;
 - developments in the class action lawsuits filed against Brown-Forman and other spirits, beer and wine manufacturers alleging that our advertising causes illegal consumption of alcohol by those under the legal drinking age, or other attempts to limit alcohol marketing, through either litigation or regulation;
 - a dramatic change in consumer preferences, social trends or cultural trends that results in the reduced consumption of our premium spirits brands;
 - tax increases, whether at the federal or state level;
 - increases in the price of grain and grapes;
 - continued depressed retail prices and margins in our wine business because of our excess wine inventories, existing grape contract obligations, and a world-wide oversupply of grapes; and
 - the effects on our Consumer Durables business of the general economy, department store business, response rates in our direct marketing business, and profitability of mall outlet operations.

                                                                     Exhibit 14

                  CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS

A. Purpose

At Brown-Forman Corporation (the "Company"), we pride ourselves on maintaining the highest ethical standards in the conduct of our business. The Company's Code of Conduct, together with our Compliance Guidelines, sets forth standards of behavior for our employees regarding the ethical conduct of our business and our relations with the public, customers, fellow employees, competitors, suppliers, the media, government and others.

As a result of recent corporate scandals involving accounting and other financial misconduct, newly passed laws and rules require the chief executive officer and senior financial officers of public companies to adhere to a Code of Ethics that is particularly focused on the behavior of individuals with primary responsibility for financial and accounting functions, policies and public disclosures. This Code of Ethics is incorporated into our Code of Conduct and constitutes a Compliance Guideline for our Senior Financial Officers.

While these ethical requirements have always been part of our Code of Conduct, by adopting this Code of Ethics the Company reaffirms its strong commitment to:

   - Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest;

   - Full, fair, accurate, timely and understandable disclosure in reports and documents that The Company files with or submits to the Securities and Exchange Commission and in other public communications made by the Company;

   - Compliance with applicable governmental laws, rules and regulations, including, without limitation, compliance with the Sarbanes-Oxley Act of 2002, as well as any implementing regulations promulgated by the Securities and Exchange Commission and the corporate governance rules of the New York Stock Exchange, and any other legal requirements that may be imposed by governmental agencies and regulators to help restore investor confidence;

   - The prompt internal reporting of violations of the Code of Ethics to any of the persons set forth on Exhibit A hereto; and

   - Accountability and adherence to the Code of Ethics.

B. Senior Financial Officers

For the purposes of this Code of Ethics, the Company's Senior Financial Officers are the:

   1. Chief Executive Officer;

   2. Chief Financial Officer;

   3. Directors of Corporate Finance, Corporate Development, Strategy, Tax, and Investor Relations;

   4. Controller; General Auditor; and Treasurer;

   5. Chief Financial Officers of the operating groups, presently: Wine; Spirits; Spirits Americas; Spirits Asia Pacific; Spirits Europe, Africa and Eurasia; the Distillery Company, Hartmann and Lenox; and

   6. Successor officers having substantially the same financial reporting responsibilities, even though their job titles may be different.

C. Standard of Conduct

Under the Brown-Forman Compliance Program, the Company's financial officers always have been expected to conduct the financial, accounting, reporting, and auditing activities of the Company with the highest ethical standards and in compliance with all laws and regulations. This Code of Ethics is not limited to the situations described below, nor is it intended to address or anticipate all situations involving financial officers with respect to the reliability and accuracy of our books, records, and accounts, as well as the integrity of all financial disclosures and financial dealings of the Company. It is intended to convey that the Company expects our senior financial officers to engage only in conduct that is above reproach and that fully reflects their duty to maintain reliable and accurate financial records and reports for the Company.

Each Senior Financial Officer is required to:

   1. Act in all Company financial and accounting matters with honesty, integrity and fair dealing, and in full compliance with all applicable laws and regulations.

   2. Establish financial and accounting procedures that to the extent reasonably possible ensure that the Company's books and records are complete, accurate and conform with applicable national or international accounting standards.

   3. Never approve, authorize or participate in any activity that involves the falsification of documents or accounts, the making of misleading or intentionally incomplete entries into the Company's books and records, or transactions or recording of business transactions off the Company's books and records. Any Senior Financial Officer who becomes aware of such activities is required to report them to his or her superior; if the matter is not promptly corrected, the officer shall report it to the General Auditor, the General Counsel, or the Audit Committee of the Board of Directors (the "Audit Committee").

   4. Elevate his or her duty of loyalty and care to the interests of the Company over any personal or family interest or the interests of third parties and avoid becoming involved in any transaction that creates a material conflict of interest with the Company; and disclose to any of the persons in Exhibit A for prior review and approval any situation that might reasonably be expected to give an appearance of a personal benefit to the financial officer, his or her family, or other third parties at the expense of, or to the disadvantage of the Company.

   5. Impose systems and processes which, if followed and monitored, provide reasonable assurance that Company officers and directors do not use Company funds or assets for unauthorized (as opposed to approved perquisites) personal benefit, or for the benefit of their relatives or other third parties.

   6. Engage in dealings with outside and internal auditors that are open, honest, and not misleading.

   7. Respect the confidentiality of information acquired in the course of one's work except when authorized or otherwise legally obligated to disclose.

   8. Avoid having an ownership interest in any other enterprise if that interest compromises your loyalty to the Company. For example, you may not own an interest in a company that competes with the Company or that does business with the Company unless you obtain the written approval of any of the persons listed on Exhibit A hereto before making any such investment. However, it is not typically considered, and the Company does not consider it, a conflict of interest (and therefore prior written approval is not required) to make investments in competitors, clients or suppliers that are listed on a national or international securities exchange so long as the total value of the investment is less than one percent (1%) of the outstanding stock of the company and the amount of the investment is not so significant that it would affect your business judgment on behalf of the Company. Also, this is not intended to prohibit an ownership interest, of any amount, in a company that makes products that compete with the Company's products, so long as the product line involved does not represent more than five percent of the Company's consolidated gross revenues for its last full fiscal year.

   9. Being employed by or serving as a director of a competitor of the Company is strictly prohibited, as is any activity that is intended to or that you should reasonably expect to advance a competitor's interests at the expense of the Company's interests. You may not market products or services in competition with the Company's current or potential business activities. It is your responsibility to consult with the Chief Executive Officer to determine whether a planned activity will compete with any of the Company's business activities before you pursue the activity in question. However, it is not typically considered, and the Company does not consider it, a conflict of interest (and therefore prior written approval is not required) to serve as a director of a company that makes products that compete with the Company's products, so long as the product line involved does not represent more than five percent of the Company's consolidated gross revenues for its last full fiscal year. The provisions of this paragraph 9 do not apply to an employee who serves on the board of a corporation or joint venture at Brown-Forman's request.

  10. Directly, or through another of the Senior Financial Officers, fully, regularly and accurately report to the Audit Committee concerning material financial accounting and reporting activities of the Company, including:

         - any proposed significant changes in Company accounting policies and practices;

         - assurance that the financial and accounting aspects of all projects, activities, reports, or other business that come before them are lawful, accurate complete, in conformance with general accepted accounting practices, corporate policy and procedure, and not designed for some ulterior or misleading purpose;

         - timely, accurate and complete disclosures to the Audit Committee and others, as appropriate, of any violation of Company financial and accounting policies or procedures; and

         - annual assurance to the Audit Committee that internal financial control systems are reasonably designed to detect fraud in the financial books and records of the Company.

D. Penalties for Failure to Comply

Senior Financial Officers who fail to comply with this Code are subject to disciplinary action, up to and including termination from the Company. The Company may also refer matters involving a violation of this Code of Ethics to the relevant government regulatory and enforcement agencies, as circumstances may warrant.

E. Confidential Disclosure and Monitoring Procedures

All employees have the responsibility to report observed or suspected violations of law, Company policy, or this Code of Ethics for Senior Financial Officers, as well as any activity that might constitute financial fraud or financial misconduct, to any one of the individuals listed in the attached Exhibit A or to the Audit Committee under the Complaint Handling and Review Procedure. Like all employees, the Senior Financial Officers should each also promptly make all facts known to his or her supervisor if at any time he or she believes that someone is engaged in an or may engage in an activity that violates the Brown-Forman Code of Conduct and Compliance Guidelines. If the employee believes his or her supervisor may be engaged in the questionable activity or is reporting to someone who may be so engaged, the employee should report the relevant facts to the Compliance Omsbudsman in the Legal Department.

It is the duty of the responsible Chief Financial Officer, along with the Legal Department and the General Auditor, to ensure that any suspected misconduct or financial fraud is disclosed promptly to the Audit Committee.

A Senior Financial Officer may also report suspected misconduct or financial fraud directly to the Audit Committee.

For the complete Code of Conduct, Compliance Guidelines, and other Compliance Officers and reporting vehicles, refer to the Compliance Center on BF Connect or Lenox LEO.

F. Penalties for Retaliation Against Employees Who Report Financial Misconduct In Good Faith

It is the Company's policy that no employee who makes good faith reports of suspected misconduct, including any violation of this or other the Company policies, guidelines, or procedures, shall suffer retaliatory acts from any Company employee, officer, manager or director. Any employee who believes that he or she is suffering retaliation for making a good faith report of a violation of this Code or other Company policy and procedure should notify the General Counsel, the General Auditor, or the Audit Committee. Employees, officers, managers or directors who are determined to have engaged in such retaliation are subject to immediate termination of employment from the Company, as the situation and facts warrant.

                                   EXHIBIT A*

Chief Financial Officer                 Phoebe Wood          502-774-7841
General Counsel                         Michael Crutcher     502-774-7202
General Auditor                         Fred Ament           502-774-7450
B-F Compliance Ombudsman                Bill Blodgett        502-774-7202
Lenox/Hartmann Compliance Ombudsman     Lou Fantin           609-844-1333
V.P. Finance                            Jane Morreau         502-774-7165

* This Exhibit A is intended to encompass the current positions listed above. If there is a change in personnel, the new person shall be deemed to be the occupant of the position. If there is a change in the nature of the position, due to organizational restructuring or otherwise, then this Exhibit A shall be deemed to be modified to include those positions exercising the same or similar functions as the positions listed above, and the persons holding them from time to time.

                                                                     Exhibit 21

                         SUBSIDIARIES OF THE REGISTRANT

                                          Percentage           State or
                                          of Voting          Jurisdiction
Name                                   Securities Owned    of Incorporation
----                                   ----------------    ----------------
AMG Trading, L.L.C.                           100%           Delaware
Brown-Forman Beverages Australia Pty. Ltd.    100%           Australia
Brown-Forman Beverages North Asia, L.L.C.     100%           Delaware
B-F Korea, L.L.C.                             100%           Delaware
Brown-Forman Beverages Poland                 100%           Poland
Brown-Forman Beverages UK, Ltd.               100%           United Kingdom
Brown-Forman Relocation Corp.                 100%           Kentucky
Canadian Mist Distillers, Limited             100%           Ontario, Canada
Early Times Distillers Company                100%           Delaware
Fetzer Vineyards                              100%           California
Fratelli Bolla International Wines, Inc.      100%           Kentucky
Hartmann Incorporated                         100%           Delaware
Heddon's Gate Investments, L.L.C.             100%           Delaware
Jack Daniel's Properties, Inc.                100%           Delaware
Lenox, Incorporated                           100%           New Jersey
Mt. Eagle Corporation                         100%           Delaware
Sonoma-Cutrer Vineyards, Inc.                 100%           California
Southern Comfort Properties, Inc.             100%           California
Washington Investments, L.L.C.                100%           Kentucky
Longnorth Limited                             100% (1) (3)   Ireland
Clintock Limited                              100% (1) (4)   Ireland
Brooks & Bentley Limited                      100% (2)       United Kingdom
DID, Incorporated                             100% (2)       Delaware
Voldgade Investment Holdings A/S              100% (3)       Denmark
Pitts Bay Trading Limited                      75% (4)       Bermuda
BFC Tequila Limited                            67% (4)       Ireland
Drake Investments, Inc.                       100% (5)       Delaware
Jack Daniel Distillery,
   Lem Motlow, Prop., Inc.                    100% (5)       Tennessee
Brown-Forman Korea Ltd.                       100% (6)       Korea
Fratelli Bolla, S.p.A.                        100% (7)       Italy
Finlandia Vodka Worldwide Ltd.                 80% (8)       Finland
Alkometa s.r.o.                               100% (9)       Czech Republic
Finlandia Polska                              100% (9)       Poland
Brown-Forman Beverages Worldwide,
   Comercio de Bebidas Ltda.                  100% (10)      Brazil
Brown-Forman Worldwide, L.L.C.                100% (10)      Delaware
JDPI Investments, L.L.C.                      100% (11)      Delaware
Amercain Investments C.V.                     100% (12)      Netherlands
Brown-Forman Beverages Africa, Ltd.           100% (13)      Bermuda
Distillerie Tuoni e Canepa Srl                100% (14)      Italy


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

                                                                    Exhibit 23

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 (Nos. 33-12413 and 33-52551) and Form S-8 (No. 333-08311,
333-38649,  333-74567,  333-77903,  333-88925  and  333-89294)  of  Brown-Forman
Corporation and Subsidiaries of our report dated May 27, 2004 relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated May 27, 2004 relating to the financial statement schedule, which appears in this Form 10-K.


/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Louisville, Kentucky
July 1, 2004

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

    a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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


Date:   July 1, 2004                            By: /s/ Owsley Brown II
                                                Owsley Brown II
                                                Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

    a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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


Date:   July 1, 2004                            By: /s/ Phoebe A. Wood
                                                Phoebe A. Wood
                                                Chief Financial Officer

                                                                    Exhibit 32

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Brown-Forman Corporation ("the Company") on Form 10-K for the period ended April 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in the capacity as an officer of the Company, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated: July 1, 2004

                                           /s/ Owsley Brown II
                                           Owsley Brown II
                                           Chief Executive Officer and Chairman



Dated: July 1, 2004

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