Form 10-Q
period 2004-07-31
BROWN FORMAN CORP
filed 2004-09-02
CIK 14693

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

  |X|      QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended JULY 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 31, 2004

      Class A Common Stock ($.15 par value, voting)             56,841,070
      Class B Common Stock ($.15 par value, nonvoting)          64,955,257

                            BROWN-FORMAN CORPORATION
                       Index to Quarterly Report Form 10-Q


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                Page

          Condensed Consolidated Statement of Income
             Three months ended July 31, 2003 and 2004                   3

          Condensed Consolidated Balance Sheet
             April 30, 2004 and July 31, 2004                            4

          Condensed Consolidated Statement of Cash Flows
             Three months ended July 31, 2003 and 2004                   5

          Notes to the Condensed Consolidated Financial Statements       6 - 10


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 11 - 14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk     14

Item 4.  Controls and Procedures                                        14


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                              15

Item 4.  Submission of Matters to a Vote of Security Holders            16

Item 6.  Exhibits                                                       16

Signatures                                                              17

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                            BROWN-FORMAN CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

                                                        Three Months Ended
                                                             July 31,
                                                     2003                 2004
                                                   -------              -------

Net sales                                          $ 531.7              $ 578.0
Excise taxes                                          71.8                 82.0
Cost of sales                                        188.5                198.4
                                                   -------              -------
      Gross profit                                   271.4                297.6

Advertising expenses                                  77.6                 80.6
Selling, general, and administrative expenses        127.4                133.3
Other expense (income), net                           14.3                  0.8
                                                   -------              -------
   Operating income                                   52.1                 82.9

Interest income                                        0.4                  0.3
Interest expense                                       5.4                  5.2
                                                   -------              -------
   Income before income taxes                         47.1                 78.0

Taxes on income                                       16.0                 26.1
                                                   -------              -------
   Net income                                      $  31.1              $  51.9
                                                   =======              =======

Earnings per share
 - Basic                                           $  0.26              $  0.43
 - Diluted                                         $  0.26              $  0.42

Shares (in thousands) used in the
calculation of earnings per share
 - Basic                                           121,220              121,693
 - Diluted                                         121,710              122,414

Cash dividends per common share
 - Declared                                        $0.3750              $0.4250
 - Paid                                            $0.1875              $0.2125


See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                                  April 30,           July 31,
                                                    2004                2004
                                                                     (Unaudited)
                                                  --------             --------
Assets
------
Cash and cash equivalents                         $   67.7             $   84.0
Accounts receivable, net                             348.6                324.3
Inventories:
   Barreled whiskey                                  217.9                223.5
   Finished goods                                    185.4                211.7
   Work in process                                   111.0                 92.5
   Raw materials and supplies                         42.9                 50.6
                                                  --------             --------
      Total inventories                              557.2                578.3

Current portion of deferred income taxes              66.9                 66.9
Other current assets                                  43.1                 32.5
                                                  --------             --------
   Total current assets                            1,083.5              1,086.0

Property, plant and equipment, net                   515.2                511.2
Prepaid pension cost                                 118.2                118.4
Investment in affiliates                              44.6                 45.3
Trademarks and brand names                           246.6                247.1
Goodwill                                             314.6                315.2
Other assets                                          53.3                 49.5
                                                  --------             --------
   Total assets                                   $2,376.0             $2,372.7
                                                  ========             ========
Liabilities
-----------
Commercial paper                                  $   49.5             $   16.5
Accounts payable and accrued expenses                271.5                257.7
Dividends payable                                      --                  25.9
Accrued taxes on income                               48.0                 68.1
                                                  --------             --------
   Total current liabilities                         369.0                368.2

Long-term debt                                       630.0                630.2
Deferred income taxes                                122.2                110.2
Accrued pension and other postretirement benefits    136.7                139.1
Other liabilities                                     33.0                 31.7
                                                  --------             --------
   Total liabilities                               1,290.9              1,279.4

Stockholders' Equity
--------------------
Common stock:
 Class A, voting
 (57,000,000 shares authorized;
  56,841,000 shares issued)                            8.5                  8.5
 Class B, nonvoting
 (100,000,000 shares authorized;
  69,188,000 shares issued)                           10.4                 10.4
Retained earnings                                  1,236.2              1,236.4
Accumulated other comprehensive loss                 (14.3)               (12.4)
Treasury stock
 (4,441,000 and 4,233,000 Class B common shares
  at April 30 and July 31, respectively)            (155.7)              (149.6)
                                                  --------             --------
   Total stockholders' equity                      1,085.1              1,093.3
                                                  --------             --------
   Total liabilities and stockholders' equity     $2,376.0             $2,372.7
                                                  ========             ========

Note: The balance sheet at April 30, 2004, has been taken from the audited financial statements at that date, and condensed.

See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
          (In millions; amounts in parentheses are reductions of cash)

                                                         Three Months Ended
                                                             July 31,
                                                     2003                 2004
                                                   -------              -------
Cash flows from operating activities:
   Net income                                      $  31.1              $  51.9
   Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Depreciation                                    13.1                 14.1
      Deferred income taxes                           (6.0)               (12.0)
   Changes in assets and liabilities:
      Accounts receivable                             20.0                 24.3
      Inventories                                    (28.7)               (21.1)
      Other current assets                            (1.3)                10.6
      Accounts payable and accrued expenses            0.5                (13.8)
      Accrued taxes on income                          5.5                 20.1
      Noncurrent assets and liabilities                4.4                  6.1
                                                   -------              -------
         Cash provided by operating activities        38.6                 80.2

Cash flows from investing activities:
   Additions to property, plant, and equipment       (14.5)                (9.3)
   Computer software expenditures                     (1.0)                (0.4)
   Trademark and patent expenditures                  (0.2)                  --
                                                   -------              -------
         Cash used for investing activities          (15.7)                (9.7)

Cash flows from financing activities:
   Net change in commercial paper                     (3.9)               (33.0)
   Proceeds from exercise of stock options             3.6                  4.7
   Dividends paid                                    (22.7)               (25.9)
                                                   -------              -------
         Cash used for financing activities          (23.0)               (54.2)
                                                   -------              -------
Net increase (decrease) in
 cash and cash equivalents                            (0.1)                16.3

Cash and cash equivalents, beginning of period        72.0                 67.7
                                                   -------              -------
Cash and cash equivalents, end of period           $  71.9              $  84.0
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

                            BROWN-FORMAN CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

In these notes, "we," "us," and "our" refer to Brown-Forman Corporation.

1.   Condensed Consolidated Financial Statements

We prepared these unaudited condensed consolidated statements using our customary accounting practices as set out in our 2004 annual report on Form 10-K (the "2004 Annual Report"). We made all of the adjustments (which include only normal, recurring adjustments) needed for a fair statement of this data.

We condensed or omitted some of the information found in financial statements prepared according to generally accepted accounting principles ("GAAP"). You should read these financial statements together with the 2004 Annual Report, which does conform to GAAP.

2.   Inventories

We use the last-in, first-out ("LIFO") method to determine the cost of most of our inventories. If the LIFO method had not been used, inventories at current cost would have been $145.6 million higher than reported as of April 30, 2004, and $149.7 million higher than reported as of July 31, 2004. Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

3.   Taxes on Income

Our consolidated effective tax rate may differ from current statutory rates due to the recognition of amounts for events or transactions that do not have tax consequences. We use the estimated annual effective tax rate in determining our interim results.

4.   Earnings Per Share

Basic earnings per share is calculated as net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated in the same manner, except that the denominator also includes additional common shares that would have been issued if outstanding stock options had been exercised during the period. The dilutive effect of outstanding stock options is determined by application of the treasury stock method. Approximately 1.1 million stock options have been excluded from the calculation of diluted earnings per share because the average market price did not exceed the exercise price.

The following table presents information concerning basic and diluted earnings per share:

                                                  Three Months Ended
                                                        July 31,
                                                 2003            2004
                                                ------          ------
Basic and diluted net income (in millions)       $31.1           $51.9

Share data (in thousands):
   Basic average common shares outstanding     121,220         121,693
   Effect of dilutive stock options                490             721
                                               -------         -------
   Diluted average common shares outstanding   121,710         122,414

Basic net income per share                       $0.26           $0.43
Diluted net income per share                     $0.26           $0.42


5.   Stock Options

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

(Dollars in millions, except per share amounts)

                                                   Three Months Ended
                                                         July 31,
                                                   2003            2004
                                                  -----           -----
Net income, as reported                           $31.1           $51.9
Stock-based employee compensation
 expense determined under fair
 value based method, net of tax                    (0.7)           (0.7)
                                                  -----           -----
   Pro forma net income                           $30.4           $51.2
                                                  =====           =====

Earnings per share - pro forma:
     Basic                                        $0.26           $0.42
     Diluted                                      $0.26           $0.42

Earnings per share - as reported:
     Basic                                        $0.26           $0.43
     Diluted                                      $0.26           $0.42

The plan requires that we purchase shares to satisfy stock option requirements, thereby avoiding future dilution of earnings that would occur from issuing additional shares. We acquire treasury shares from time to time in anticipation of these requirements. We intend to hold enough treasury stock so that the number of diluted shares is never more than the original number of shares outstanding at inception of the stock option plan (as adjusted for any share issuances unrelated to the plan). The extent to which the number of diluted shares exceeds the number of basic shares is determined by how much our stock price has appreciated since the options were granted, irrespective of how many treasury shares we have acquired.


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

8.   Business Segment Information

(Dollars in millions)                             Three Months Ended
                                                        July 31,
                                                  2003            2004
                                                 ------          ------
Net sales:
   Beverages                                     $422.8          $474.6
   Consumer Durables                              108.9           103.4
                                                 ------          ------
      Consolidated net sales                     $531.7          $578.0
                                                 ======          ======

Operating income (loss):
   Beverages                                     $ 64.0          $ 97.7
   Consumer Durables                              (11.9)          (14.8)
                                                 ------          ------
                                                   52.1            82.9
Interest expense, net                               5.0             4.9
                                                 ------          ------
   Consolidated income before income taxes       $ 47.1          $ 78.0
                                                 ======          ======




                                                         Consumer
                                          Beverages      Durables        Total
                                          ---------      --------       ------
Goodwill:
   Balance as of April 30, 2004              $184.3       $130.3        $314.6
   Foreign currency translation adjustment      0.6          --            0.6
                                             ------       ------        ------
   Balance as of July 31, 2004               $184.9       $130.3        $315.2
                                             ======       ======        ======



9.   Pension and Other Postretirement Benefits

The following table shows the components of the pension and other postretirement benefit expense recognized during the three months ended July 31:

                                        Pension Benefits        Other Benefits
(Dollars in millions)                    2003      2004          2003     2004
                                         ----      ----          ----     ----
Service cost                            $ 3.6      $4.2          $0.5     $0.4
Interest cost                             7.1       7.5           1.2      1.0
Expected return on plan assets          (11.0)    (10.8)          --       --
Amortization of:
   Unrecognized prior service cost        0.3       0.2           0.1      0.1
   Unrecognized net loss (gain)           0.2       1.1           0.3      --
   Unrecognized transition asset         (0.4)      --            --       --
                                        -----      ----          ----     ----
Net expense (income)                    $(0.2)     $2.2          $2.1     $1.5
                                        =====      ====          ====     ====

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was enacted in December 2003. The Act provides a federal subsidy to plan sponsors for certain qualifying prescription drug benefits covered under the sponsor's postretirement medical benefit plans. We estimate that the subsidy has reduced our postretirement medical benefit obligation by $16 million. The postretirement medical expense recognized during the three months ended July 31, 2004 includes a subsidy-related reduction of $0.6 million ($0.2 million of service cost, $0.2 million of interest cost, and $0.2 million of amortization of gain).

10.   Comprehensive Income

Comprehensive income is a broad measure of the effects of all transactions and events (other than investments by or distributions to shareholders) that are recognized in stockholders' equity, regardless of whether those transactions and events are included in net income. The following table adjusts the company's net income for the other items included in comprehensive income:

(Dollars in millions)                              Three Months Ended
                                                        July 31,
                                                  2003            2004
                                                 ------          ------
Net income                                       $ 31.1          $ 51.9
Other comprehensive income (loss):
   Net gain (loss) on cash flow hedges              0.8            (1.1)
   Net gain on securities                           0.3             0.1
   Foreign currency translation adjustment          2.8             2.9
                                                 ------          ------
Other comprehensive income                          3.9             1.9
                                                 ------          ------
   Comprehensive income                          $ 35.0          $ 53.8
                                                 ======          ======

Accumulated other comprehensive loss (income) consisted of the following:

(Dollars in millions)                           April 30,       July 31,
                                                  2004            2004
                                                 ------          ------
Pension liability adjustment                     $ 31.8          $ 31.8
Cumulative translation adjustment                 (15.5)          (18.4)
Unrealized gain on cash flow hedge contracts       (1.6)           (0.5)
Unrealized gain on securities                      (0.4)           (0.5)
                                                 ------          ------
                                                 $ 14.3          $ 12.4
                                                 ======          ======



11.  Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis along with our 2004 Annual Report. Note that the results of operations for the three months ended July 31, 2004, do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, "we," "us," and "our" refer to Brown-Forman Corporation.

Important Note on Forward-Looking  Statements:
This report contains statements, estimates, or projections that constitute "forward-looking statements" as defined under U.S. federal securities laws. Generally, the words "expect," "believe," "intend," "estimate," "will," "anticipate," and "project," and similar expressions identify a forward-looking statement, which speaks only as of the date the statement is made. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. We believe that the expectations and assumptions with respect to our forward-looking statements are reasonable. But by their nature, forward-looking statements involve known and unknown risks, uncertainties and other factors that in some cases are out of our control. These factors could cause our actual results to differ materially from Brown-Forman's historical experience or our present expectations or projections. Here is a non-exclusive list of such risks and uncertainties:

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

Results of Operations:
First Quarter Fiscal 2005 Compared to First Quarter Fiscal 2004

Here is a summary of our operating performance (expressed in millions, except percentage and per share amounts):

                                             Three Months Ended
                                                   July 31,
                                            2003             2004         Change
                                           ------           ------        ------
Net Sales:
   Beverages                               $422.8           $474.6          12%
   Consumer Durables                        108.9            103.4          (5%)
                                           ------           ------
      Total                                $531.7           $578.0           9%

Gross Profit:
   Beverages                               $221.4           $250.5          13%
   Consumer Durables                         50.0             47.1          (6%)
                                           ------           ------
      Total                                $271.4           $297.6          10%

Advertising Expenses:
   Beverages                                $56.7            $61.2           8%
   Consumer Durables                         20.9             19.4          (7%)
                                            -----             ----
      Total                                 $77.6            $80.6           4%

SG&A Expenses:
   Beverages                                $89.2            $92.2           3%
   Consumer Durables                         38.2             41.1           8%
                                            -----            -----
      Total                                $127.4           $133.3           5%

Other Expense (Income):
   Beverages                                $11.5            $(0.6)
   Consumer Durables                          2.8              1.4
                                            -----            -----
      Total                                 $14.3            $ 0.8

Operating Income (Loss):
   Beverages                               $ 64.0           $ 97.7          53%
   Consumer Durables                        (11.9)           (14.8)        (24%)
                                           ------           ------
      Total                                $ 52.1           $ 82.9          59%

Net Income                                 $ 31.1           $ 51.9          67%

Earnings per Share - Basic                 $ 0.26           $ 0.43          66%
Earnings per Share - Diluted               $ 0.26           $ 0.42          66%

Effective Tax Rate                           34.0%            33.5%

Diluted earnings per share for the first quarter ended July 31, 2004 was $0.42, up 66% from the $0.26 earned in the same period last year. Earnings growth was driven primarily by continued volume and margin improvement from the company's premium spirits portfolio and profits from the company's introductory shipments of its new low-carbohydrate wine brands, One.6 Chardonnay and One.9 Merlot. In addition, this quarter benefited from the absence of an approximate $0.06 per share charge related to last year's legal settlement with a former distributor in the United Kingdom. Partially offsetting this first quarter earnings growth was continued softness in the Consumer Durables segment, higher pension and post retirement expenses, volume declines for Fetzer Premium Varietals, and a decline in profits from Jack Daniel's Country Cocktails.

Adjusting for the $10 million of legal settlement expenses incurred in the first quarter of the prior year, the current year's benefit from the company's new wine brands, favorable foreign exchange, and the net effect of restructuring charges in both segments, the company's operating income grew by 15%.

Beverages:
The Beverage segment benefited from a healthy environment for premium spirits, particularly in the United States. Global depletion trends for the company's most important brand, Jack Daniel's Tennessee Whiskey, accelerated in the first quarter. Depletions are nine-liter case movements from wholesale distributors to retailers, and are generally used in the spirits and wine industry to approximate consumer demand. Jack Daniel's volumes increased at a double digit rate in the United States and in half of the brand's ten largest international markets. Southern Comfort depletions grew in the mid-single digits globally as Continental Europe improved over its weak performance last year. Finlandia depletions continued to increase in the United States and Poland, but were sluggish in other global markets. Results for the company's core wine brands, Fetzer Premium Varietals and Bolla, remained soft due to the intensely competitive retail price environment in the United States. However, Korbel Champagne grew its volume in the mid-single digits and strengthened its market share leadership in the sparkling wine category.

Beverage revenue and gross profit increased by 12% and 13%, respectively, for the quarter. Growth was driven primarily by higher global volumes and improved pricing for both Jack Daniel's and Southern Comfort, the establishment of initial trade inventories for One.6 Chardonnay and One.9 Merlot, and a modest benefit from a weaker U.S. dollar.

Beverage advertising expenses increased 8% during the quarter, driven by higher brand-building investments behind Jack Daniel's and Finlandia, and promotional investments supporting the launch of the new low-carbohydrate wine products.

Consumer Durables:
The environment for the company's Lenox business remained very challenging. In the Durables segment, net sales were down 5% and gross profit decreased 6% during the quarter, despite increases in revenue and gross profit for Hartmann luggage. Lenox sales to department stores were sluggish and revenues from the company's retail outlets declined in the first quarter. As a result of lower consumer response rates, revenues also declined in the direct-to-consumer channel.

Consumer Durables is a seasonal business that typically reports a loss in the first quarter. The segment reported an operating loss of $15 million this quarter, including approximately $3 million in restructuring charges, compared to a $12 million loss during the same period last year. The new management team at Lenox continues to focus its efforts on rationalizing marginal and unprofitable businesses, creating organizational efficiencies, increasing manufacturing and operational efficiency, and introducing new products.

Outlook:
First quarter financial results were strong. Earnings estimates for the full fiscal year, however, remain tempered by competitive pressures within the U.S. table wine category and the difficult environment for key pieces of the Consumer Durables segment. Also, our continuing focus on the company's worldwide beverage distribution strategies may result in a reduction in global trade inventories. However, due to the underlying strength in our premium spirits portfolio, we now expect earnings in the range of $2.35 to $2.43 per share for fiscal 2005, for a full-year growth rate of 11-15%.

Liquidity and Financial Condition

Cash and cash equivalents increased by $16.3 million during the three months ended July 31, 2004, compared to a slight decline of $0.1 million during the same period last year. Cash provided by operations improved by $41.6 million, reflecting higher earnings and a more favorable working capital position. Cash used for investments declined by $6.0 million, due primarily to lower capital expenditures in the Consumer Durables segment. Cash used for financing activities increased by $31.2 million, mainly reflecting an increase in net repayments of commercial paper.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We hold debt obligations, foreign currency forward and option contracts, and commodity futures contracts that are exposed to risk from changes in interest rates, foreign currency exchange rates, and commodity prices, respectively. Established procedures and internal processes govern the management of these market risks. As of July 31, 2004, we do not consider the exposure to these market risks to be material.


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

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the company held July 22, 2004, the following matter was voted upon:

   a) Votes regarding the election of the persons named below as directors until the next annual election of directors, or until a successor has been elected and qualified:

                                             For                 Withheld
                                          ----------            ---------
         Ina Brown Bond                   53,396,428              412,842
         Barry D. Bramley                 50,963,542            2,845,728
         Geo. Garvin Brown III            53,396,709              412,561
         Owsley Brown II                  50,536,843            3,272,427
         Donald G. Calder                 51,278,809            2,530,461
         Owsley Brown Frazier             53,399,546              409,724
         Richard P. Mayer                 51,309,197            2,500,073
         Stephen E. O'Neil                51,307,177            2,502,093
         Matthew R. Simmons               51,320,169            2,489,101
         William M. Street                50,966,665            2,842,605
         Dace Brown Stubbs                53,389,067              420,203
         Paul C. Varga                    50,911,558            2,897,712

   b) Votes regarding the approval of the Brown-Forman 2004 Omnibus Compensation Plan:

         For                                                   47,601,945
         Against                                                  761,059
         Abstentions                                            2,494,562
         Broker Non-Votes                                       2,951,702


Item 6.  Exhibits

   10 Five-Year Credit Agreement, dated as of July 30, 2004, among Brown-Forman Corporation, the Lenders named therein, Bank of America, N.A., as Syndication Agent, Citicorp USA, Inc., HSBC Bank USA, and National City Bank of Kentucky, as Documentation Agents, and JPMorgan Chase Bank, as Administrative Agent.

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

                                                BROWN-FORMAN CORPORATION
                                                     (Registrant)


Date:   September 2, 2004                      By:  /s/ Phoebe A. Wood
                                                Phoebe A. Wood
                                                Executive Vice President and
                                                 Chief Financial Officer
                                                (On behalf of the Registrant and
                                                 as Principal Financial Officer)

                                                                     Exhibit 10

                           FIVE-YEAR CREDIT AGREEMENT
                                  dated as of
                                 July 30, 2004
                                     among
                            BROWN-FORMAN CORPORATION
                            The Lenders Party Hereto
                             BANK OF AMERICA, N.A.,
                              as Syndication Agent
                                 CITIBANK, N.A.
                                 HSBC BANK USA
                                      and
                         NATIONAL CITY BANK OF KENTUCKY
                            as Documentation Agents
                                      and
                              JPMORGAN CHASE BANK,
                            as Administrative Agent
                          ___________________________
                          J.P. MORGAN SECURITIES INC.
                        BANC OF AMERICA SECURITIES LLC,
                 as Joint Lead Arrangers and Joint Bookrunners



                               TABLE OF CONTENTS

                                   ARTICLE I
                                  Definitions

SECTION 1.01. Defined Terms
SECTION 1.02. Classification of Loans and Borrowings
SECTION 1.03. Terms Generally
SECTION 1.04. Accounting Terms; GAAP

                                   ARTICLE II
                                  The Credits

SECTION 2.01. Commitments
SECTION 2.02. Loans and Borrowings
SECTION 2.03. Requests for Revolving Borrowings
SECTION 2.04. Competitive Bid Procedure
SECTION 2.05. Funding of Borrowings
SECTION 2.06. Interest Elections
SECTION 2.07. Termination and Reduction of Commitments
SECTION 2.08. Repayment of Loans; Evidence of Debt
SECTION 2.09. Prepayment of Loans
SECTION 2.10. Increase in Commitments
SECTION 2.11. Fees
SECTION 2.12. Interest
SECTION 2.13. Alternate Rate of Interest
SECTION 2.14. Increased Costs
SECTION 2.15. Break Funding Payments
SECTION 2.16. Taxes
SECTION 2.17. Payments Generally; Pro Rata Treatment; Sharing of Set-offs
SECTION 2.18. Mitigation Obligations; Replacement of Lenders

                                  ARTICLE III
                         Representations and Warranties

SECTION 3.01. Organization; Powers
SECTION 3.02. Authorization; Enforceability
SECTION 3.03. Governmental Approvals; No Conflicts
SECTION 3.04. Financial Condition; No Material Adverse Change
SECTION 3.05. Litigation and Environmental Matters
SECTION 3.06. Compliance with Laws and Agreements
SECTION 3.07. Investment and Holding Company Status
SECTION 3.08. Taxes
SECTION 3.09. ERISA
SECTION 3.10. Disclosure

                                   ARTICLE IV
                                   Conditions

SECTION 4.01. Effective Date
SECTION 4.02. Each Credit Event

                                   ARTICLE V
                             Affirmative Covenants

SECTION 5.01. Financial Statements and Other Information
SECTION 5.02. Notices of Material Events
SECTION 5.03. Existence; Conduct of Business
SECTION 5.04. Payment of Obligations
SECTION 5.05. Maintenance of Properties; Insurance
SECTION 5.06. Books and Records; Inspection Rights
SECTION 5.07. Compliance with Laws
SECTION 5.08. Use of Proceeds

                                   ARTICLE VI
                               Negative Covenants

SECTION 6.01. Subsidiary Indebtedness
SECTION 6.02. Liens
SECTION 6.03. Sale and Leaseback Transactions
SECTION 6.04. Fundamental Changes
SECTION 6.05. Transactions with Affiliates
SECTION 6.06. Ratio of Consolidated Total Debt to Consolidated Net Worth

                                  ARTICLE VII
                               Events of Default

                                  ARTICLE VIII
                            The Administrative Agent

                                   ARTICLE IX
                                 Miscellaneous

SECTION 9.01. Notices
SECTION 9.02. Waivers; Amendments
SECTION 9.03. Expenses; Indemnity; Damage Waiver
SECTION 9.04. Successors and Assigns
SECTION 9.05. Survival
SECTION 9.06. Counterparts; Integration; Effectiveness
SECTION 9.07. Severability
SECTION 9.08. Right of Setoff
SECTION 9.09. Governing Law; Jurisdiction; Consent to Service of Process
SECTION 9.10. WAIVER OF JURY TRIAL
SECTION 9.11. Headings
SECTION 9.12. Confidentiality
SECTION 9.13. Interest Rate Limitation
SECTION 9.14. USA Patriot Act

Schedules:

Schedule 2.01 - Commitments
Schedule 3.05 - Disclosed Matters
Schedule 6.01 - Existing Subsidiary Indebtedness
Schedule 6.02 - Existing Liens

Exhibits:

Exhibit A - Form of Assignment and Acceptance
Exhibit B - Form of Opinion of Borrower's Counsel


                FIVE-YEAR CREDIT AGREEMENT dated as of July 30,
                   2004 (the "Agreement"), among BROWN-FORMAN
             CORPORATION, a Delaware corporation, the LENDERS party
              hereto, BANK OF AMERICA, N.A., as Syndication Agent,
                CITIBANK, N.A., HSBC BANK USA and NATIONAL CITY
                 BANK OF KENTUCKY, as Documentation Agents, and
                 JPMORGAN CHASE BANK, as Administrative Agent.

The Borrower (such term and each other capitalized term used but not otherwise defined herein having the meaning assigned to it in Article I) has requested the Lenders to establish the credit facility provided for herein under which the Borrower may obtain Revolving Loans and Competitive Loans in an aggregate principal amount of up to $400,000,000. Such Loans will be used for working capital and general corporate purposes and to provide liquidity in connection with any commercial paper program of the Borrower. The Lenders are willing to extend such credit to the Borrower on the terms and subject to the conditions set forth herein. Accordingly, the parties hereto agree as follows:

                                   ARTICLE I
                                  Definitions

SECTION 1.01. Defined Terms. As used in this Agreement, the following terms have the meanings specified below:

"ABR", when used in reference to any Loan or Borrowing, refers to whether such Loan, or the Loans comprising such Borrowing, are bearing interest at a rate determined by reference to the Alternate Base Rate.

"Adjusted LIBO Rate" means, with respect to any Eurodollar Borrowing for any Interest Period, an interest rate per annum (rounded upwards, if necessary, to the next 1/16 of 1%) equal to (a) the LIBO Rate for such Interest Period multiplied by (b) the Statutory Reserve Rate.

"Administrative   Agent"  means   JPMorgan   Chase  Bank,  in  its  capacity  as
administrative agent for the Lenders hereunder.

"Administrative Questionnaire" means an Administrative Questionnaire in a form supplied by the Administrative Agent.

"Affiliate" means, with respect to a specified Person, another Person that directly, or indirectly through one or more intermediaries, Controls or is Controlled by or is under common Control with the Person specified.

"Alternate Base Rate" means, for any day, a rate per annum equal to the greater of (a) the Prime Rate in effect on such day and (b) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1%. Any change in the Alternate Base Rate due to a change in the Prime Rate or the Federal Funds Effective Rate shall be effective from and including the effective date of such change in the Prime Rate or the Federal Funds Effective Rate, respectively.

"Applicable Percentage" means, with respect to any Lender, the percentage of the total Commitments represented by such Lender's Commitment. If the Commitments have terminated or expired, the Applicable Percentages shall be determined based upon the Commitments most recently in effect, giving effect to any assignments.

"Applicable Rate" means, for any day, with respect to any Eurodollar Revolving Loan, or with respect to the facility fees payable hereunder, as the case may be, the applicable rate per annum set forth below under the caption "LIBOR MARGIN" or "Facility Fee", as the case may be, based upon the ratings by S&P and Moody's, respectively, applicable on such date to the Index Debt and the Utilization Percentage on such date:

                                            LIBOR MARGIN      LIBOR MARGIN
                                           if Utilization    if Utilization
Five Year      Ratings      Facility Fee   Percentage<=50%    Percentage>50%
Facility    (S&P/Moody's)   (% per annum)  (% per annum)      (% per annum)

Category 1  >= AA-/Aa3          0.060%          0.090%            0.140%
Category 2     A+/A1            0.070%          0.130%            0.180%
Category 3     A/A2             0.080%          0.170%            0.220%
Category 4     A-/A3            0.090%          0.210%            0.260%
Category 5     BBB+/Baa1        0.125%          0.375%            0.425%
Category 6   < BBB+/Baa1        0.150%          0.600%            0.650%

For purposes of the foregoing, (i) if either Moody's or S&P shall not have in effect a rating for the Index Debt (other than by reason of the circumstances referred to in the last sentence of this definition), then such rating agency shall be deemed to have established a rating in Category 6; (ii) if the ratings established or deemed to have been established by Moody's and S&P for the Index Debt shall fall within different Categories, the Applicable Rate shall be based on the higher of the two ratings unless one of the two ratings is two or more Categories lower than the other, in which case the Applicable Rate shall be determined by reference to the Category next above that of the lower of the two ratings; and (iii) if the ratings established or deemed to have been established by Moody's and S&P for the Index Debt shall be changed (other than as a result of a change in the rating system of Moody's or S&P), such change shall be effective as of the date on which it is first publicly announced by the applicable rating agency. Each change in the Applicable Rate shall apply during the period commencing on the effective date of such change and ending on the date immediately preceding the effective date of the next such change. If the rating system of Moody's or S&P shall change, or if either such rating agency shall cease to be in the business of rating corporate debt obligations, the Borrower and the Lenders shall negotiate in good faith to amend this definition to reflect such changed rating system or the unavailability of ratings from such rating agency and, pending the effectiveness of any such amendment, the Applicable Rate shall be determined by reference to the rating most recently in effect prior to such change or cessation.

"Assignment and Acceptance" means an assignment and acceptance entered into by a Lender and an assignee (with the consent of any party whose consent is required by Section 9.04), and accepted by the Administrative Agent, in the form of Exhibit A or any other form approved by the Administrative Agent.

"Attributable Debt" means, with respect to any Sale-Leaseback Transaction, the present value (discounted at the rate set forth or implicit in the terms of the lease included in such Sale-Leaseback Transaction) of the total obligations of the lessee for rental payments (other than amounts required to be paid on account of taxes, maintenance, repairs, insurance, assessments, utilities, operating and labor costs and other items which do not constitute payments for property rights) during the remaining term of the lease included in such Sale-Leaseback Transaction (including any period for which such lease has been extended). In the case of any lease which is terminable by the lessee upon payment of a penalty, the Attributable Debt shall be the lesser of the Attributable Debt determined assuming termination upon the first date such lease may be terminated (in which case the Attributable Debt shall also include the amount of the penalty, but no rent shall be considered as required to be paid under such lease subsequent to the first date upon which it may be so terminated) or the Attributable Debt determined assuming no such termination.

"Availability Period" means the period from and including the Effective Date to but excluding the earlier of the Maturity Date and the date of termination of the Commitments.

"Board" means the Board of Governors of the Federal Reserve System of the United States of America.

"Borrower" means Brown-Forman Corporation, a Delaware corporation.

"Borrowing" means (a) Revolving Loans of the same Type, made, converted or continued on the same date and, in the case of Eurodollar Loans, as to which a single Interest Period is in effect, or (b) a Competitive Loan or group of Competitive Loans of the same Type made on the same date and as to which a single Interest Period is in effect.

"Borrowing Request" means a request by the Borrower for a Revolving Borrowing in accordance with Section 2.03.

"Business Day" means any day that is not a Saturday, Sunday or other day on which commercial banks in New York City are authorized or required by law to remain closed; provided that, when used in connection with a Eurodollar Loan, the term "Business Day" shall also exclude any day on which banks are not open for dealings in dollar deposits in the London interbank market.

"Capital Lease Obligations" of any Person means the obligations of such Person to pay rent or other amounts under any lease of (or other arrangement conveying the right to use) real or personal property, or a combination thereof, which obligations are required to be classified and accounted for as capital leases on a balance sheet of such Person under GAAP, and the amount of such obligations shall be the capitalized amount thereof determined in accordance with GAAP.

"Change in Control" means (a) the acquisition of ownership, directly or indirectly, beneficially or of record, by any Person or group (within the meaning of the Securities Exchange Act of 1934 and the rules of the Securities and Exchange Commission thereunder as in effect on the date hereof), of shares representing more than 50% of the aggregate ordinary voting power represented by the issued and outstanding capital stock of the Borrower, other than descendants of George Garvin Brown and their respective family members and descendants, entities controlled by, or trusts for the benefit of, any of them, including family and charitable trusts; (b) occupation of a majority of the seats (other than vacant seats) on the board of directors of the Borrower by Persons who were neither (i) nominated by the board of directors of the Borrower nor (ii) appointed by directors so nominated; or (c) the acquisition of direct or indirect Control of the Borrower by any Person or group.

"Change in Law" means (a) the adoption of any law, rule or regulation after the date of this Agreement, (b) any change in any law, rule or regulation or in the interpretation or application thereof by any Governmental Authority after the date of this Agreement or (c) compliance by any Lender (or, for purposes of Section 2.14(b), by any lending office of such Lender or by such Lender's holding company, if any) with any request, guideline or directive (whether or not having the force of law) of any Governmental Authority made or issued after the date of this Agreement.

"Class", when used in reference to any Loan or Borrowing, refers to whether such Loan, or the Loans comprising such Borrowing, are Revolving Loans or Competitive Loans.

"Code" means the Internal Revenue Code of 1986, as amended from time to time.

"Commitment" means, with respect to each Lender, the commitment of such Lender to make Revolving Loans hereunder, as such commitment may be reduced or increased from time to time pursuant to Section 2.07 or 2.10 or pursuant to assignments by or to such Lender pursuant to Section 9.04. The initial amount of each Lender's Commitment is set forth on Schedule 2.01, or in the Assignment and Acceptance pursuant to which such Lender shall have assumed its Commitment, as applicable. The initial aggregate amount of the Lenders' Commitments is $400,000,000.

"Competitive Bid" means an offer by a Lender to make a Competitive Loan in accordance with Section 2.04.

"Competitive Bid Rate" means, with respect to any Competitive Bid, the Margin or the Fixed Rate, as applicable, offered by the Lender making such Competitive Bid.

"Competitive Bid Request" means a request by the Borrower for Competitive Bids in accordance with Section 2.04.

"Competitive Loan" means a Loan made pursuant to Section 2.04.

"Consolidated Assets" means at any time, the aggregate amount of assets (less applicable accumulated depreciation, depletion and amortization and other reserves and other properly deductible items) of the Borrower and its Subsidiaries, all as set forth in the most recent consolidated balance sheet of the Borrower and its Subsidiaries, determined on a consolidated basis in accordance with GAAP.

"Consolidated Net Worth" means on any date the net worth of the Borrower and the Subsidiaries on such date, determined on a consolidated basis in accordance with GAAP.

"Consolidated Total Debt" means on any date all Indebtedness of the Borrower and the Subsidiaries on such date (other than obligations referred to in clause (i) of the definition of "Indebtedness"), determined on a consolidated basis in accordance with GAAP.

"Control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of a Person, whether through the ability to exercise voting power, by contract or otherwise. "Controlling" and "Controlled" have meanings correlative thereto.

"Default" means any event or condition which constitutes an Event of Default or which upon notice, lapse of time or both would, unless cured or waived, become an Event of Default.

"Disclosed   Matters"  means  the  actions,   suits  and   proceedings  and  the
environmental matters disclosed in Schedule 3.05.

"dollars" or "$" refers to lawful money of the United States of America.

"Effective  Date" means the date on which the  conditions  specified  in Section
4.01 are satisfied (or waived in accordance with Section 9.02).

"Environmental  Laws"  means  all  material  laws,  rules,  regulations,  codes, ordinances, orders, decrees, judgments, injunctions, notices or binding agreements issued, promulgated or entered into by any Governmental Authority, relating in any way to the environment, preservation or reclamation of natural resources, the management, release or threatened release of any Hazardous Material or to health and safety matters.

"Environmental Liability" means any liability, contingent or otherwise (including any liability for damages, costs of environmental remediation, fines, penalties or indemnities), of the Borrower or any Subsidiary directly or indirectly resulting from or based upon (a) violation of any Environmental Law,
(b) the generation, use, handling, transportation, storage, treatment or disposal of any Hazardous Materials, (c) exposure to any Hazardous Materials,
(d) the release or threatened release of any Hazardous Materials into the environment or (e) any contract, agreement or other consensual arrangement pursuant to which liability is assumed or imposed with respect to any of the foregoing.

"ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time.

"ERISA Affiliate" means any trade or business (whether or not incorporated) that, together with the Borrower, is treated as a single employer under Section 414(b) or (c) of the Code or, solely for purposes of Section 302 of ERISA and
Section 412 of the Code, is treated as a single employer under Section 414 of the Code.

"ERISA Event" means (a) any "reportable event", as defined in Section 4043 of ERISA or the regulations issued thereunder with respect to a Plan (other than an event for which the 30-day notice period is waived); (b) the existence with respect to any Plan of an "accumulated funding deficiency" (as defined in Section 412 of the Code or Section 302 of ERISA), whether or not waived; (c) the filing pursuant to Section 412(d) of the Code or Section 303(d) of ERISA of an application for a waiver of the minimum funding standard with respect to any Plan; (d) the incurrence by the Borrower or any of its ERISA Affiliates of any liability under Title IV of ERISA with respect to the termination of any Plan;
(e) the receipt by the Borrower or any ERISA Affiliate from the PBGC or a plan administrator of any notice relating to an intention to terminate any Plan or Plans or to appoint a trustee to administer any Plan; (f) the incurrence by the Borrower or any of its ERISA Affiliates of any liability with respect to the withdrawal or partial withdrawal from any Plan or Multiemployer Plan; or (g) the receipt by the Borrower or any ERISA Affiliate of any notice, or the receipt by any Multiemployer Plan from the Borrower or any ERISA Affiliate of any notice, concerning the imposition of Withdrawal Liability or a determination that a Multiemployer Plan is, or is expected to be, insolvent or in reorganization, within the meaning of Title IV of ERISA.

"Eurodollar", when used in reference to any Loan or Borrowing, refers to whether such Loan, or the Loans comprising such Borrowing, are bearing interest at a rate determined by reference to the Adjusted LIBO Rate (or, in the case of a Competitive Loan, the LIBO Rate).

"Event of Default" has the meaning assigned to such term in Article VII.

"Excluded Taxes" means, with respect to the Administrative Agent, any Lender or any other recipient of any payment to be made by or on account of any obligation of the Borrower hereunder, (a) income or franchise taxes imposed on (or measured by) its net income by the United States of America, or by the jurisdiction under the laws of which such recipient is organized or in which its principal office is located or, in the case of any Lender, in which its applicable lending office is located, (b) any branch profits taxes imposed by the United States of America or any similar tax imposed by any other jurisdiction in which the Borrower is located and (c) in the case of a Foreign Lender (other than an assignee pursuant to a request by the Borrower under Section 2.18(b)), any withholding tax that is imposed on amounts payable to such Foreign Lender at the time such Foreign Lender becomes a party to this Agreement (or designates a new lending office) or is attributable to such Foreign Lender's failure to comply with Section 2.16(e), except to the extent that such Foreign Lender (or its assignor, if any) was entitled, at the time of designation of a new lending office (or assignment), to receive additional amounts from the Borrower with respect to such withholding tax pursuant to Section 2.16(a).

"Federal Funds Effective Rate" means, for any day, the weighted average (rounded upwards, if necessary, to the next 1/100 of 1%) of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published on the next succeeding Business Day by the Federal Reserve Bank of New York, or, if such rate is not so published for any day that is a Business Day, the average (rounded upwards, if necessary, to the next 1/100 of 1%) of the quotations for such day for such transactions received by the Administrative Agent from three Federal funds brokers of recognized standing selected by it.

"Financial Officer" means the chief executive officer, chief financial officer, principal accounting officer, treasurer, assistant treasurer or controller of the Borrower.

"Fixed Rate" means, with respect to any Competitive Loan (other than a Eurodollar Competitive Loan), the fixed rate of interest per annum specified by the Lender making such Competitive Loan in its related Competitive Bid.

"Fixed Rate Loan" means a Competitive Loan bearing interest at a Fixed Rate.

"Foreign Lender" means any Lender that is organized under the laws of a jurisdiction other than that in which the Borrower is located. For purposes of this definition, the United States of America, each State thereof and the District of Columbia shall be deemed to constitute a single jurisdiction.

"GAAP" means generally accepted accounting principles in the United States of America.

"Governmental Authority" means the government of the United States of America, any other nation or any political subdivision thereof, whether state or local, and any agency, authority, instrumentality, regulatory body, court, central bank or other similar governmental entity exercising executive, legislative, judicial, taxing, regulatory or administrative powers or functions of or pertaining to government.

"Guarantee" of or by any Person (the "guarantor") means any obligation, contingent or otherwise, of the guarantor guaranteeing or having the economic effect of guaranteeing any Indebtedness or other obligation of any other Person (the "primary obligor") in any manner, whether directly or indirectly, and including any obligation of the guarantor, direct or indirect, (a) to purchase or pay (or advance or supply funds for the purchase or payment of) such Indebtedness or other obligation or to purchase (or to advance or supply funds for the purchase of) any security for the payment thereof, (b) to purchase or lease property, securities or services for the purpose of assuring the owner of such Indebtedness or other obligation of the payment thereof, (c) to maintain working capital, equity capital or any other financial statement condition or liquidity of the primary obligor so as to enable the primary obligor to pay such Indebtedness or other obligation or (d) as an account party in respect of any letter of credit or letter of guaranty issued to support such Indebtedness or obligation; provided that the term Guarantee shall not include endorsements for collection or deposit in the ordinary course of business.

"Hazardous Materials" means all explosive or radioactive substances or wastes and all hazardous or toxic substances, wastes or other pollutants, including petroleum or petroleum distillates, asbestos or asbestos containing materials, polychlorinated biphenyls, radon gas, infectious or medical wastes and all other substances or wastes of any nature regulated pursuant to any Environmental Law.

"Hedging Agreement" means any interest rate protection agreement, foreign currency exchange agreement, commodity price protection agreement or other interest or currency exchange rate or commodity price hedging arrangement.

"Indebtedness" of any Person means, without duplication, (a) all obligations of such Person for borrowed money, (b) all debt obligations of such Person evidenced by bonds, debentures, notes or similar instruments, (c) all obligations of such Person under conditional sale or other title retention agreements relating to property acquired by such Person, (d) all obligations of such Person in respect of the deferred purchase price of property or services (excluding accounts payable incurred in the ordinary course of business and not overdue by more than 60 days), (e) all Indebtedness of others secured by (or for which the holder of such Indebtedness has an existing right, contingent or otherwise, to be secured by) any Lien on property owned or acquired by such Person, whether or not the Indebtedness secured thereby has been assumed, (f) all Guarantees by such Person of Indebtedness of others, (g) all Capital Lease Obligations of such Person, (h) all obligations, contingent or otherwise, of such Person as an account party in respect of letters of credit and letters of guaranty, other than letters of credit arising in the ordinary course of such Person's business supporting accounts payable and (i) all obligations, contingent or otherwise, of such Person in respect of bankers' acceptances. The Indebtedness of any Person shall include the Indebtedness of any other entity (including any partnership in which such Person is a general partner) to the extent such Person is liable therefor as a result of such Person's ownership interest in or other relationship with such entity, except to the extent the terms of such Indebtedness provide that such Person is not liable therefor.

"Indemnified Taxes" means Taxes other than Excluded Taxes.

"Index Debt" means senior, unsecured, long-term indebtedness for borrowed money of the Borrower that is not guaranteed by any other Person or subject to any other credit enhancement.

"Information Memorandum" means the Confidential Information Memorandum dated July, 2004 relating to the Borrower and the Transactions.

"Interest Election Request" means a request by the Borrower to convert or continue a Revolving Borrowing in accordance with Section 2.06.

"Interest Payment Date" means (a) with respect to any ABR Loan, the last day of each March, June, September and December, (b) with respect to any Eurodollar Loan, the last day of the Interest Period applicable to the Borrowing of which such Loan is a part and, in the case of a Eurodollar Borrowing with an Interest Period of more than three months' duration, each day prior to the last day of such Interest Period that occurs at intervals of three months' duration after the first day of such Interest Period and (c) with respect to any Fixed Rate Loan, the last day of the Interest Period applicable to the Borrowing of which such Loan is a part and, in the case of a Fixed Rate Borrowing with an Interest Period of more than 90 days' duration (unless otherwise specified in the applicable Competitive Bid Request), each day prior to the last day of such Interest Period that occurs at intervals of 90 days' duration after the first day of such Interest Period, and any other dates that are specified in the applicable Competitive Bid Request as Interest Payment Dates with respect to such Borrowing.

"Interest Period" means (a) with respect to any Eurodollar Borrowing, the period commencing on the date of such Borrowing and ending on the numerically corresponding day in the calendar month that is one, two, three or six months thereafter, as the Borrower may elect, and (b) with respect to any Fixed Rate Borrowing, the period (which shall not be less than seven days or more than 360 days) commencing on the date of such Borrowing and ending on the date specified in the applicable Competitive Bid Request; provided that (i) if any Interest Period would end on a day other than a Business Day, such Interest Period shall be extended to the next succeeding Business Day unless, in the case of a Eurodollar Borrowing only, such next succeeding Business Day would fall in the next calendar month, in which case such Interest Period shall end on the next preceding Business Day and (ii) any Interest Period pertaining to a Eurodollar Borrowing that commences on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the last calendar month of such Interest Period) shall end on the last Business Day of the last calendar month of such Interest Period. For purposes hereof, the date of a Borrowing initially shall be the date on which such Borrowing is made and, in the case of a Revolving Borrowing, thereafter shall be the effective date of the most recent conversion or continuation of such Borrowing.

"Lender Affiliate" means, (a) with respect to any Lender, (i) an Affiliate of such Lender or (ii) any entity (whether a corporation, partnership, trust or otherwise) that is engaged in making, purchasing, holding or otherwise investing in bank loans and similar extensions of credit in the ordinary course of its business and is administered or managed by a Lender or an Affiliate of such Lender and (b) with respect to any Lender that is a fund which invests in bank loans and similar extensions of credit, any other fund that invests in bank loans and similar extensions of credit and is managed by the same investment advisor as such Lender or by an Affiliate of such investment advisor.

"Lenders" means the Persons listed on Schedule 2.01 and any other Person that shall have become a party hereto pursuant to an Assignment and Acceptance, other than any such Person that ceases to be a party hereto pursuant to an Assignment and Acceptance.

"LIBO Rate" means, with respect to any Eurodollar Borrowing for any Interest Period, the rate appearing on Page 3750 of the Telerate Service (or on any successor or substitute page of such Service, or any successor to or substitute for such Service, providing rate quotations comparable to those currently provided on such page of such Service, as determined by the Administrative Agent from time to time for purposes of providing quotations of interest rates applicable to dollar deposits in the London interbank market) at approximately 11:00 a.m., London time, two Business Days prior to the commencement of such Interest Period, as the rate for dollar deposits with a maturity comparable to such Interest Period. In the event that such rate is not available at such time for any reason, then the "LIBO Rate" with respect to such Eurodollar Borrowing for such Interest Period shall be the rate at which dollar deposits of $5,000,000 and for a maturity comparable to such Interest Period are offered by the principal London office of the Administrative Agent in immediately available funds in the London interbank market at approximately 11:00 a.m., London time, two Business Days prior to the commencement of such Interest Period.

"Lien" means, with respect to any asset, (a) any mortgage, deed of trust, lien, pledge, hypothecation, encumbrance, charge or security interest in, on or of such asset, (b) the interest of a vendor or a lessor under any conditional sale agreement, capital lease or title retention agreement (or any financing lease having substantially the same economic effect as any of the foregoing) relating to such asset and (c) in the case of securities, any purchase option, call or similar right (other than rights of first refusal or first offer, which shall not be a Lien) of a third party with respect to such securities.

"Loans" means the loans made by the Lenders to the Borrower pursuant to this Agreement.

"Margin" means, with respect to any Competitive Loan bearing interest at a rate based on the LIBO Rate, the marginal rate of interest, if any, to be added to or subtracted from the LIBO Rate to determine the rate of interest applicable to such Loan, as specified by the Lender making such Loan in its related Competitive Bid.

"Material Adverse Effect" means a material adverse effect on (a) the financial condition or results of operation of the Borrower and the Subsidiaries taken as a whole or (b) the rights of or remedies available to the Lenders under this Agreement.

"Material Indebtedness" means Indebtedness (other than the Loans), or obligations in respect of one or more Hedging Agreements, of any one or more of the Borrower and its Subsidiaries in an aggregate principal amount exceeding $25,000,000. For purposes of determining Material Indebtedness, the "principal amount" of the obligations of the Borrower or any Subsidiary in respect of any Hedging Agreement at any time shall be the maximum aggregate amount (giving effect to any netting agreements) that the Borrower or such Subsidiary would be required to pay if such Hedging Agreement were terminated at such time.

"Maturity Date" means July 30, 2009.

"Moody's" means Moody's Investors Service, Inc.

"Multiemployer Plan" means a multiemployer plan as defined in Section 4001(a)(3) of ERISA.

"Other Taxes" means any and all present or future stamp or documentary taxes or any other excise or property taxes, charges or similar levies arising from any payment made hereunder or from the execution, delivery or enforcement of, or otherwise with respect to, this Agreement.

"PBGC" means the Pension Benefit Guaranty Corporation referred to and defined in ERISA and any successor entity performing similar functions.

"Person" means any natural person, corporation, limited liability company, trust, joint venture, association, company, partnership, Governmental Authority or other entity.

"Plan" means any employee pension benefit plan (other than a Multiemployer Plan) subject to the provisions of Title IV of ERISA or Section 412 of the Code or
Section 302 of ERISA, and in respect of which the Borrower or any ERISA Affiliate is (or, if such plan were terminated, would under Section 4069 of ERISA be deemed to be) an "employer" as defined in Section 3(5) of ERISA.

"Prime Rate" means the rate of interest per annum publicly announced from time to time by JPMorgan Chase Bank as its prime rate in effect at its principal office in New York City; each change in the Prime Rate shall be effective from and including the date such change is publicly announced as being effective.

"Principal Property" means all property located in the United States of America directly engaged in the manufacturing activities of the Borrower and its Subsidiaries, the inventory and accounts receivable of the Borrower and its Subsidiaries wherever located and the capital stock or other equity interests owned by the Borrower and its Subsidiaries.

"Register" has the meaning set forth in Section 9.04.

"Related Parties" means, with respect to any specified Person, such Person's Affiliates and the respective directors, officers, employees, agents and advisors of such Person and such Person's Affiliates.

"Required Lenders" means, at any time, Lenders having Revolving Loans and unused Commitments representing more than 50% of the sum of the total Revolving Loans and unused Commitments at such time; provided that, for purposes of declaring the Loans to be due and payable pursuant to Article VII, and for all purposes after the Loans become due and payable pursuant to Article VII or the Commitments expire or terminate, the outstanding Competitive Loans of the Lenders shall be included in their respective Revolving Loans in determining the Required Lenders.

"Revolving Loan" means a Loan made pursuant to Section 2.03.

"Sale-Leaseback Transactions" means any arrangement whereby the Borrower or a Subsidiary shall sell or transfer any property, real or personal, used or useful in its business, whether now owned or hereinafter acquired, and thereafter rent or lease property that it intends to use for substantially the same purpose or purposes as the property sold or transferred; provided that any such arrangement entered into within 180 days after the acquisition, construction or substantial improvement of the subject property shall not be deemed to be a "Sale-Leaseback Transaction".

"S&P" means Standard & Poor's.

"Significant Subsidiary" means each Subsidiary which is a "significant subsidiary" as defined in Rule 1-02(w) of Regulation S-X of the Securities and Exchange Commission as such rule may be amended or modified and in effect from time to time.

"Statutory Reserve Rate" means a fraction (expressed as a decimal), the numerator of which is the number one and the denominator of which is the number one minus the aggregate of the maximum reserve percentages (including any marginal, special, emergency or supplemental reserves) expressed as a decimal established by the Board to which the Administrative Agent is subject for eurocurrency funding (currently referred to as "Eurocurrency Liabilities" in Regulation D of the Board). Such reserve percentages shall include those imposed pursuant to such Regulation D. Eurodollar Loans shall be deemed to constitute eurocurrency funding and to be subject to such reserve requirements without benefit of or credit for proration, exemptions or offsets that may be available from time to time to any Lender under such Regulation D or any comparable regulation. The Statutory Reserve Rate shall be adjusted automatically on and as of the effective date of any change in any reserve percentage.

"subsidiary" means, with respect to any Person (the "parent") at any date, any corporation, limited liability company, partnership, association or other entity the accounts of which would be consolidated with those of the parent in the parent's consolidated financial statements if such financial statements were prepared in accordance with GAAP as of such date, as well as any other corporation, limited liability company, partnership, association or other entity
(a) of which securities or other ownership interests representing more than 50% of the equity or more than 50% of the ordinary voting power or, in the case of a partnership, more than 50% of the general partnership interests are, as of such date, owned, controlled or held, or (b) that is, as of such date, otherwise Controlled, by the parent or one or more subsidiaries of the parent or by the parent and one or more subsidiaries of the parent.

"Subsidiary" means any subsidiary of the Borrower.

"Taxes" means any and all present or future taxes, levies, imposts, duties, deductions, charges or withholdings imposed by any Governmental Authority.

"Transactions" means the execution, delivery and performance by the Borrower of this Agreement and the borrowing of Loans.

"Type", when used in reference to any Loan or Borrowing, refers to whether the rate of interest on such Loan, or on the Loans comprising such Borrowing, is determined by reference to the Adjusted LIBO Rate, the Alternate Base Rate or, in the case of a Competitive Loan or Borrowing, the LIBO Rate or a Fixed Rate.

"USA Patriot Act" means the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001.

"Utilization Percentage" means the percentage produced by dividing (i) the aggregate amount of outstanding Loans by (ii) the total Commitments, unless the Commitments shall have been terminated, in which case the Utilization Percentage shall be 100%.

"Withdrawal Liability" means liability to a Multiemployer Plan as a result of a complete or partial withdrawal from such Multiemployer Plan, as such terms are defined in Part I of Subtitle E of Title IV of ERISA.

SECTION 1.02. Classification of Loans and Borrowings. For purposes of this Agreement, Loans may be classified and referred to by Class (e.g., a "Revolving Loan") or by Type (e.g., a "Eurodollar Loan") or by Class and Type (e.g., a "Eurodollar Revolving Loan"). Borrowings also may be classified and referred to by Class (e.g., a "Revolving Borrowing") or by Type (e.g., a "Eurodollar Borrowing") or by Class and Type (e.g., a "Eurodollar Revolving Borrowing").

SECTION 1.03. Terms Generally. The definitions of terms herein shall apply equally to the singular and plural forms of the terms defined. Whenever the context may require, any pronoun shall include the corresponding masculine, feminine and neuter forms. The words "include", "includes" and "including" shall be deemed to be followed by the phrase "without limitation". The word "will" shall be construed to have the same meaning and effect as the word "shall". Unless the context requires otherwise (a) any definition of or reference to any agreement, instrument or other document herein shall be construed as referring to such agreement, instrument or other document as from time to time amended, supplemented or otherwise modified (subject to any restrictions on such amendments, supplements or modifications set forth herein), (b) any reference herein to any Person shall be construed to include such Person's successors and assigns, (c) the words "herein", "hereof" and "hereunder", and words of similar import, shall be construed to refer to this Agreement in its entirety and not to any particular provision hereof, (d) all references herein to Articles, Sections, Exhibits and Schedules shall be construed to refer to Articles and Sections of, and Exhibits and Schedules to, this Agreement and (e) the words "asset" and "property" shall be construed to have the same meaning and effect and to refer to any and all tangible and intangible assets and properties, including cash, securities, accounts and contract rights.

SECTION 1.04. Accounting Terms; GAAP. Except as otherwise expressly provided herein, all terms of an accounting or financial nature shall be construed in accordance with GAAP, as in effect from time to time; provided that, if the Borrower notifies the Administrative Agent that the Borrower requests an amendment to any provision hereof to eliminate the effect of any change occurring after the date hereof in GAAP or in the application thereof on the operation of such provision (or if the Administrative Agent notifies the Borrower that the Required Lenders request an amendment to any provision hereof for such purpose), regardless of whether any such notice is given before or after such change in GAAP or in the application thereof, then such provision shall be interpreted on the basis of GAAP as in effect and applied immediately before such change shall have become effective until such notice shall have been withdrawn or such provision amended in accordance herewith.

                                   ARTICLE II
                                  The Credits

SECTION 2.01. Commitments. Subject to the terms and conditions set forth herein, each Lender agrees to make Revolving Loans to the Borrower from time to time during the Availability Period in an aggregate principal amount that will not result in (a) such Lender's Revolving Loans exceeding such Lender's Commitment or (b) the sum of the total Revolving Loans plus the aggregate principal amount of outstanding Competitive Loans exceeding the total Commitments. Within the foregoing limits and subject to the terms and conditions set forth herein, the Borrower may borrow, prepay and reborrow Revolving Loans.

SECTION 2.02. Loans and Borrowings. (a) Each Revolving Loan shall be made as part of a Borrowing consisting of Revolving Loans made by the Lenders ratably in accordance with their respective Commitments. Each Competitive Loan shall be made in accordance with the procedures set forth in Section 2.04. The failure of any Lender to make any Loan required to be made by it shall not relieve any other Lender of its obligations hereunder; provided that the Commitments and Competitive Bids of the Lenders are several and no Lender shall be responsible for any other Lender's failure to make Loans as required.

(b) Subject to Section 2.13, (i) each Revolving Borrowing shall be comprised entirely of ABR Loans or Eurodollar Loans as the Borrower may request in accordance herewith, and (ii) each Competitive Borrowing shall be comprised entirely of Eurodollar Loans or Fixed Rate Loans as the Borrower may request in accordance herewith. Each Lender at its option may make any Eurodollar Loan by causing any domestic or foreign branch or Affiliate of such Lender to make such Loan; provided that any exercise of such option shall not affect the obligation of the Borrower to repay such Loan in accordance with the terms of this Agreement.

(c) At the commencement of each Interest Period for any Eurodollar Revolving Borrowing, such Borrowing shall be in an aggregate amount that is an integral multiple of $1,000,000 and not less than $5,000,000. At the time that each ABR Revolving Borrowing is made, such Borrowing shall be in an aggregate amount that is an integral multiple of $1,000,000 and not less than $5,000,000; provided that an ABR Revolving Borrowing may be in an aggregate amount that is equal to the entire unused balance of the total Commitments. Each Competitive Borrowing shall be in an aggregate amount that is an integral multiple of $1,000,000 and not less than $5,000,000. Borrowings of more than one Type and Class may be outstanding at the same time; provided that there shall not at any time be more than a total of 10 Eurodollar Revolving Borrowings outstanding.

(d) Notwithstanding any other provision of this Agreement, the Borrower shall not be entitled to request, or to elect to convert or continue, any Borrowing if the Interest Period requested with respect thereto would end after the Maturity Date.

SECTION 2.03. Requests for Revolving Borrowings. To request a Revolving Borrowing, the Borrower shall notify the Administrative Agent of such request by telephone (a) in the case of a Eurodollar Borrowing, not later than 11:00 a.m., New York City time, three Business Days before the date of the proposed Borrowing or (b) in the case of an ABR Borrowing, not later than 11:00 a.m., New York City time, on the date of the proposed Borrowing. Each such telephonic Borrowing Request shall be irrevocable and shall be confirmed promptly by hand delivery or telecopy to the Administrative Agent of a written Borrowing Request in a form approved by the Administrative Agent and signed by the Borrower. Each such telephonic and written Borrowing Request shall specify the following information in compliance with Section 2.02:

(i) the aggregate amount of the requested Borrowing;

(ii) the date of such Borrowing, which shall be a Business Day;

(iii)  whether  such  Borrowing  is to  be  an  ABR  Borrowing  or a  Eurodollar
Borrowing;

(iv) in the case of a Eurodollar Borrowing, the initial Interest Period to be applicable thereto, which shall be a period contemplated by the definition of the term "Interest Period"; and

(v) the location and number of the Borrower's account to which funds are to be disbursed, which shall comply with the requirements of Section 2.05.

If no election as to the Type of Revolving Borrowing is specified, then the requested Revolving Borrowing shall be an ABR Borrowing. If no Interest Period is specified with respect to any requested Eurodollar Revolving Borrowing, then the Borrower shall be deemed to have selected an Interest Period of one month's duration. Promptly following receipt of a Borrowing Request in accordance with this Section, the Administrative Agent shall advise each Lender of the details thereof and of the amount of such Lender's Loan to be made as part of the requested Borrowing.

SECTION 2.04. Competitive Bid Procedure. (a) Subject to the terms and conditions set forth herein, from time to time during the Availability Period the Borrower may request Competitive Bids and may (but shall not have any obligation to) accept Competitive Bids and borrow Competitive Loans; provided that the sum of the total Revolving Loans plus the aggregate principal amount of outstanding Competitive Loans at any time shall not exceed the total Commitments. To request Competitive Bids, the Borrower shall notify the Administrative Agent of such request by telephone, in the case of a Eurodollar Borrowing, not later than 11:00 a.m., New York City time, four Business Days before the date of the proposed Borrowing and, in the case of a Fixed Rate Borrowing, not later than 10:00 a.m., New York City time, one Business Day before the date of the proposed Borrowing; provided that the Borrower may submit up to (but not more than) three Competitive Bid Requests on the same day, but a Competitive Bid Request shall not be made within five Business Days after the date of any previous Competitive Bid Request, unless any and all such previous Competitive Bid Requests shall have been withdrawn or all Competitive Bids received in response thereto rejected. Each such telephonic Competitive Bid Request shall be confirmed promptly by hand delivery or telecopy to the Administrative Agent of a written Competitive Bid Request in a form approved by the Administrative Agent and signed by the Borrower. Each such telephonic and written Competitive Bid Request shall specify the following information in compliance with Section 2.02:

(i) the aggregate amount of the requested Borrowing;

(ii) the date of such Borrowing, which shall be a Business Day;

(iii) whether such Borrowing is to be a Eurodollar Borrowing or a Fixed Rate Borrowing;

(iv) the Interest Period to be applicable to such Borrowing, which shall be a period contemplated by the definition of the term "Interest Period"; and

(v) the location and number of the Borrower's account to which funds are to be disbursed, which shall comply with the requirements of Section 2.05.

Promptly following receipt of a Competitive Bid Request in accordance with this Section, the Administrative Agent shall notify the Lenders of the details thereof by telecopy, inviting the Lenders to submit Competitive Bids.

(b) Each Lender may (but shall not have any obligation to) make one or more Competitive Bids to the Borrower in response to a Competitive Bid Request. Each Competitive Bid by a Lender must be in a form approved by the Administrative Agent and must be received by the Administrative Agent by telecopy, in the case of a Eurodollar Competitive Borrowing, not later than 9:30 a.m., New York City time, three Business Days before the proposed date of such Competitive Borrowing, and in the case of a Fixed Rate Borrowing, not later than 9:30 a.m., New York City time, on the proposed date of such Competitive Borrowing. Competitive Bids that do not conform substantially to the form approved by the Administrative Agent may be rejected by the Administrative Agent, and the Administrative Agent shall notify the applicable Lender as promptly as practicable. Each Competitive Bid shall specify (i) the principal amount (which shall be a minimum of $5,000,000 and an integral multiple of $1,000,000 and which may equal the entire principal amount of the Competitive Borrowing requested by the Borrower) of the Competitive Loan or Loans that the Lender is willing to make, (ii) the Competitive Bid Rate or Rates at which the Lender is prepared to make such Loan or Loans (expressed as a percentage rate per annum in the form of a decimal to no more than four decimal places) and (iii) the Interest Period applicable to each such Loan and the last day thereof.

(c) The Administrative Agent shall promptly notify the Borrower by telecopy of the Competitive Bid Rate and the principal amount specified in each Competitive Bid and the identity of the Lender that shall have made such Competitive Bid.

(d) Subject only to the provisions of this paragraph, the Borrower may accept or reject any Competitive Bid. The Borrower shall notify the Administrative Agent by telephone, confirmed by telecopy in a form approved by the Administrative Agent, whether and to what extent it has decided to accept or reject each Competitive Bid, in the case of a Eurodollar Competitive Borrowing, not later than 10:30 a.m., New York City time, three Business Days before the date of the proposed Competitive Borrowing, and in the case of a Fixed Rate Borrowing, not later than 10:30 a.m., New York City time, on the proposed date of the Competitive Borrowing; provided that (i) the failure of the Borrower to give such notice shall be deemed to be a rejection of each Competitive Bid, (ii) the Borrower shall not accept a Competitive Bid made at a particular Competitive Bid Rate if the Borrower rejects a Competitive Bid made at a lower Competitive Bid Rate, (iii) the aggregate amount of the Competitive Bids accepted by the Borrower shall not exceed the aggregate amount of the requested Competitive Borrowing specified in the related Competitive Bid Request, (iv) to the extent necessary to comply with clause (iii) above, the Borrower may accept Competitive Bids at the same Competitive Bid Rate in part, which acceptance, in the case of multiple Competitive Bids at such Competitive Bid Rate, shall be made pro rata in accordance with the amount of each such Competitive Bid, and (v) except pursuant to clause (iv) above, no Competitive Bid shall be accepted for a Competitive Loan unless such Competitive Loan is in a minimum principal amount of $5,000,000 and an integral multiple of $1,000,000; provided further that if a Competitive Loan must be in an amount less than $5,000,000 because of the provisions of clause (iv) above, such Competitive Loan may be for a minimum of $1,000,000 or any integral multiple thereof, and in calculating the pro rata allocation of acceptances of portions of multiple Competitive Bids at a particular Competitive Bid Rate pursuant to clause (iv) the amounts shall be rounded to integral multiples of $1,000,000 in a manner determined by the Borrower. A notice given by the Borrower pursuant to this paragraph shall be irrevocable.

(e) The Administrative Agent shall promptly notify each bidding Lender by telecopy whether or not its Competitive Bid has been accepted (and, if so, the amount and Competitive Bid Rate so accepted), and each successful bidder will thereupon become bound, subject to the terms and conditions hereof, to make the Competitive Loan in respect of which its Competitive Bid has been accepted.

(f) If the Administrative Agent shall elect to submit a Competitive Bid in its capacity as a Lender, it shall submit such Competitive Bid directly to the Borrower at least one quarter of an hour earlier than the time by which the other Lenders are required to submit their Competitive Bids to the Administrative Agent pursuant to paragraph (b) of this Section.

SECTION 2.05. Funding of Borrowings. (a) Each Lender shall make each Loan to be made by it hereunder on the proposed date thereof by wire transfer of immediately available funds by 12:00 noon, New York City time, to the account of the Administrative Agent most recently designated by it for such purpose by notice to the Lenders. The Administrative Agent will make such Loans available to the Borrower by promptly crediting the amounts so received, in like funds, to an account of the Borrower maintained with the Administrative Agent in New York City and designated by the Borrower in the applicable Borrowing Request or Competitive Bid Request.

(b) Unless the Administrative Agent shall have received notice from a Lender prior to the proposed Borrowing that such Lender will not make available to the Administrative Agent such Lender's share of such Borrowing, the Administrative Agent may assume that such Lender has made such share available on such date in accordance with paragraph (a) of this Section and may, in reliance upon such assumption, make available to the Borrower a corresponding amount. In such event, if a Lender has not in fact made its share of the applicable Borrowing available to the Administrative Agent, then the applicable Lender and the Borrower severally agree to pay to the Administrative Agent forthwith on demand such corresponding amount with interest thereon, for each day from and including the date such amount is made available to the Borrower to but excluding the date of payment to the Administrative Agent, at (i) in the case of such Lender, the greater of the Federal Funds Effective Rate and a rate determined by the Administrative Agent in accordance with banking industry rules on interbank compensation or (ii) in the case of the Borrower, the interest rate applicable to the relevant Loan. If such Lender pays such amount to the Administrative Agent, then such amount shall constitute such Lender's Loan included in such Borrowing.

SECTION 2.06. Interest Elections. (a) Each Revolving Borrowing initially shall be of the Type specified in the applicable Borrowing Request and, in the case of a Eurodollar Revolving Borrowing, shall have an initial Interest Period as specified in such Borrowing Request. Thereafter, the Borrower may elect to convert such Borrowing to a different Type or to continue such Borrowing and, in the case of a Eurodollar Revolving Borrowing, may elect Interest Periods therefor, all as provided in this Section. The Borrower may elect different options with respect to different portions of the affected Borrowing, in which case each such portion shall be allocated ratably among the Lenders holding the Loans comprising such Borrowing, and the Loans comprising each such portion shall be considered a separate Borrowing. This Section shall not apply to Competitive Borrowings, which may not be converted or continued.

(b) To make an election pursuant to this Section, the Borrower shall notify the Administrative Agent of such election by telephone by the time that a Borrowing Request would be required under Section 2.03 if the Borrower were requesting a Revolving Borrowing of the Type resulting from such election to be made on the effective date of such election. Each such telephonic Interest Election Request shall be irrevocable and shall be confirmed promptly by hand delivery or telecopy to the Administrative Agent of a written Interest Election Request in a form approved by the Administrative Agent and signed by the Borrower.

(c) Each telephonic and written Interest Election Request shall specify the following information in compliance with Section 2.02:

(i) the Borrowing to which such Interest Election Request applies and, if different options are being elected with respect to different portions thereof, the portions thereof to be allocated to each resulting Borrowing (in which case the information to be specified pursuant to clauses (iii) and (iv) below shall be specified for each resulting Borrowing);

(ii) the effective date of the election made pursuant to such Interest Election Request, which shall be a Business Day;

(iii) whether the resulting Borrowing is to be an ABR Borrowing or a Eurodollar Borrowing; and

(iv) if the resulting Borrowing is a Eurodollar Borrowing, the Interest Period to be applicable thereto after giving effect to such election, which shall be a period contemplated by the definition of the term "Interest Period".

If any such Interest Election Request requests a Eurodollar Borrowing but does not specify an Interest Period, then the Borrower shall be deemed to have selected an Interest Period of one month's duration.

(d)  Promptly   following  receipt  of  an  Interest   Election   Request,   the
Administrative Agent shall advise each Lender of the details thereof and of such Lender's portion of each resulting Borrowing.

(e) If the Borrower fails to deliver a timely Interest Election Request with respect to a Eurodollar Revolving Borrowing prior to the end of the Interest Period applicable thereto, then, unless such Borrowing is repaid as provided herein, at the end of such Interest Period such Borrowing shall be converted to an ABR Borrowing. Notwithstanding any contrary provision hereof, if an Event of Default has occurred and is continuing and the Administrative Agent, at the request of the Required Lenders, so notifies the Borrower, then, so long as an Event of Default is continuing (i)no outstanding Revolving Borrowing may be converted to or continued as a Eurodollar Borrowing and (ii) unless repaid, each Eurodollar Revolving Borrowing shall be converted to an ABR Borrowing at the end of the Interest Period applicable thereto.

SECTION 2.07. Termination and Reduction of Commitments. (a) Unless previously terminated, the Commitments shall terminate on the Maturity Date.

(b) The Borrower may at any time terminate, or from time to time reduce, the Commitments; provided that (i) each reduction of the Commitments shall be in an amount that is an integral multiple of $1,000,000 and not less than $5,000,000 and (ii) the Borrower shall not terminate or reduce the Commitments if, after giving effect to any concurrent prepayment of the Loans in accordance with
Section 2.09, the sum of the Revolving Loans plus the aggregate principal amount of outstanding Competitive Loans would exceed the total Commitments.

(c) The Borrower shall notify the Administrative Agent of any election to terminate or reduce the Commitments under paragraph (b) of this Section at least three Business Days prior to the effective date of such termination or reduction, specifying such election and the effective date thereof. Promptly following receipt of any notice, the Administrative Agent shall advise the Lenders of the contents thereof. Each notice delivered by the Borrower pursuant to this Section shall be irrevocable; provided that a notice of termination of the Commitments delivered by the Borrower may state that such notice is conditioned upon the effectiveness of other credit facilities, in which case such notice may be revoked by the Borrower (by notice to the Administrative Agent on or prior to the specified effective date) if such condition is not satisfied. Any termination or reduction of the Commitments shall be permanent. Each reduction of the Commitments shall be made ratably among the Lenders in accordance with their respective Commitments.

SECTION 2.08. Repayment of Loans; Evidence of Debt. (a) The Borrower hereby unconditionally promises to pay (i) to the Administrative Agent for the account of each Lender the then unpaid principal amount of each Revolving Loan on the Maturity Date, and (ii) to the Administrative Agent for the account of each Lender the then unpaid principal amount of each Competitive Loan on the last day of the Interest Period applicable to such Loan.

(b) Each Lender shall maintain in accordance with its usual practice an account or accounts evidencing the indebtedness of the Borrower to such Lender resulting from each Loan made by such Lender, including the amounts of principal and interest payable and paid to such Lender from time to time hereunder.

(c) The  Administrative  Agent shall maintain  accounts in which it shall record
(i) the amount of each Loan made hereunder, the Class and Type thereof and the Interest Period applicable thereto, (ii) the amount of any principal or interest due and payable or to become due and payable from the Borrower to each Lender hereunder and (iii) the amount of any sum received by the Administrative Agent hereunder for the account of the Lenders and each Lender's share thereof.

(d) The entries made in the accounts maintained pursuant to paragraph (b) or (c) of this Section shall be prima facie evidence of the existence and amounts of the obligations recorded therein absent manifest error; provided that the failure of any Lender or the Administrative Agent to maintain such accounts or any error therein shall not in any manner affect the obligation of the Borrower to repay the Loans in accordance with the terms of this Agreement.

(e) Any Lender may request that Loans made by it be evidenced by a promissory note. In such event, the Borrower shall prepare, execute and deliver to such Lender a promissory note payable to the order of such Lender (or, if requested by such Lender, to such Lender and its registered assigns) and in a form approved by the Administrative Agent. Thereafter, the Loans evidenced by such promissory note and interest thereon shall at all times (including after assignment pursuant to Section 9.04) be represented by one or more promissory notes in such form payable to the order of the payee named therein (or, if such promissory note is a registered note, to such payee and its registered assigns).

SECTION 2.09. Prepayment of Loans. (a) The Borrower shall have the right at any time and from time to time to prepay any Borrowing in whole or in part, subject to prior notice in accordance with paragraph (b) of this Section; provided that the Borrower shall not have the right to prepay any Competitive Loan without the prior consent of the Lender thereof.

(b) The Borrower shall notify the Administrative Agent by telephone (confirmed by telecopy) of any prepayment hereunder (i) in the case of prepayment of a Eurodollar Revolving Borrowing, not later than 11:00 a.m., New York City time, three Business Days before the date of prepayment or (ii) in the case of prepayment of an ABR Revolving Borrowing, not later than 11:00 a.m., New York City time, on the date of prepayment. Each such notice shall be irrevocable and shall specify the prepayment date and the principal amount of each Borrowing or portion thereof to be prepaid; provided that, if a notice of prepayment is given in connection with a conditional notice of termination of the Commitments as contemplated by Section 2.07, then such notice of prepayment may be revoked if such notice of termination is revoked in accordance with Section 2.07. Promptly following receipt of any such notice relating to a Revolving Borrowing, the Administrative Agent shall advise the Lenders of the contents thereof. Each partial prepayment of any Revolving Borrowing shall be in an amount that would be permitted in the case of an advance of a Revolving Borrowing of the same Type as provided in Section 2.02. Each prepayment of a Revolving Borrowing shall be applied ratably to the Loans included in the prepaid Borrowing. Prepayments shall be accompanied by accrued interest to the extent required by Section 2.12.

SECTION 2.10. Increase in Commitments. (a) The Borrower may, by written notice to the Administrative Agent (which shall promptly deliver a copy to each of the Lenders), request that the total Commitments be increased by an amount not less than $50,000,000 for any such increase; provided that after giving effect to any such increase the sum of the total Commitments shall not exceed $600,000,000 minus any amount by which the Commitments shall have been reduced pursuant to
Section 2.07.

Such notice shall set forth the amount of the requested increase in the total Commitments and the date on which such increase is requested to become effective (which shall be not less than 10 Business Days or more than 60 days after the date of such notice), and shall offer each Lender the opportunity to increase its Commitment by its Applicable Percentage of the proposed increased amount. Each Lender shall, by notice to the Borrower and the Administrative Agent given not more than 10 Business Days after the date of the Borrower's notice, either agree to increase its Commitment by all or a portion of the offered amount (each Lender so agreeing being an "Increasing Lender") or decline to increase its Commitment (and any Lender that does not deliver such a notice within such period of 10 Business Days shall be deemed to have declined to increase its Commitment) (each Lender so declining or deemed to have declined being a "Non-Increasing Lender"). In the event that, on the 10th Business Day after the Borrower shall have delivered a notice pursuant to the first sentence of this paragraph, the Lenders shall have agreed pursuant to the preceding sentence to increase their Commitments by an aggregate amount less than the increase in the total Commitments requested by the Borrower, the Borrower may arrange for one or more banks or other financial institutions (any such bank or other financial institution referred to in this clause (a) being called an "Augmenting Lender"), which may include any Lender, to extend Commitments or increase their existing Commitments in an aggregate amount equal to the unsubscribed amount; provided that each Augmenting Lender, if not already a Lender hereunder, shall be subject to the approval of the Administrative Agent (which approval shall not be unreasonably withheld) and the Borrower and each Augmenting Lender shall execute all such documentation as the Administrative Agent shall reasonably specify to evidence its Commitment and/or its status as a Lender hereunder. Any increase in the total Commitments may be made in an amount which is less than the increase requested by the Borrower if the Borrower is unable to arrange for, or chooses not to arrange for, Augmenting Lenders.

(b) On the effective date (the "Increase Effective Date") of any increase in the total Commitments pursuant to this Section 2.10 (the "Commitment Increase"), (i) the aggregate principal amount of the Loans outstanding (the "Initial Loans") immediately prior to giving effect to the Commitment Increase on the Increase Effective Date shall be deemed to be paid, (ii) each Increasing Lender and each Augmenting Lender that shall have been a Lender prior to the Commitment Increase shall pay to the Administrative Agent in same day funds an amount equal to the difference between (A) the product of (1) such Lender's Applicable Percentage (calculated after giving effect to the Commitment Increase) multiplied by (2) the amount of the Subsequent Borrowings (as hereinafter defined) and (B) the product of (1) such Lender's Applicable Percentage (calculated without giving effect to the Commitment Increase) multiplied by (2) the amount of the Initial Loans, (iii) each Augmenting Lender that shall not have been a Lender prior to the Commitment Increase shall pay to Administrative Agent in same day funds an amount equal to the product of (1) such Augmenting Lender's Applicable Percentage (calculated after giving effect to the Commitment Increase) multiplied by (2) the amount of the Subsequent Borrowings, and (iv) after the Administrative Agent receives the funds specified in clauses (ii) and (iii) above, the Administrative Agent shall pay to each Non-Increasing Lender the portion of such funds that is equal to the difference between (A) the product of
(1) such Non-Increasing Lender's Applicable Percentage (calculated without giving effect to the Commitment Increase) multiplied by (2) the amount of the
Initial Loans, and (B) the product of (1) such Non-Increasing Lender's Applicable Percentage (calculated after giving effect to the Commitment Increase) multiplied by (2) the amount of the Subsequent Borrowings, (v) after the effectiveness of the Commitment Increase, the Borrower shall be deemed to have made new Borrowings (the "Subsequent Borrowings") in an aggregate principal amount equal to the aggregate principal amount of the Initial Loans and of the types and for the Interest Periods specified in a Borrowing Request delivered to the Administrative Agent in accordance with Section 2.04, (vi) each Non-Increasing Lender, each Increasing Lender and each Augmenting Lender shall be deemed to hold its Applicable Percentage of each Subsequent Borrowing (each calculated after giving effect to the Commitment Increase) and (vii) the Borrower shall pay each Increasing Lender and each Non-Increasing Lender any and all accrued but unpaid interest on the Initial Loans. The deemed payments made pursuant to clause (i) above in respect of each Eurodollar Loan shall be subject to indemnification by the Borrower pursuant to the provisions of Section 2.15 if the Increase Effective Date occurs other than on the last day of the Interest Period relating thereto and breakage costs result.

(c) Increases and new Commitments created pursuant to this Section 2.10 shall become effective on the date specified in the notice delivered by the Borrower pursuant to the first sentence of paragraph (a) above.

(d) Notwithstanding the foregoing, no increase in the total Commitments (or in the Commitment of any Lender) or addition of a New Lender shall become effective under this Section unless, (i) on the date of such increase, the conditions set forth in paragraphs (a) and (b) of Section 4.02 shall be satisfied and the Administrative Agent shall have received a certificate to that effect dated such date and executed by a Financial Officer of the Borrower, and (ii) the Administrative Agent shall have received (with sufficient copies for each of the Lenders) documents consistent with those delivered on the Effective Date under clauses (b) and (c) of Section 4.01 as to the corporate power and authority of the Borrower to borrow hereunder after giving effect to such increase.

SECTION 2.11. Fees. (a) The Borrower agrees to pay to the Administrative Agent for the account of each Lender a facility fee, which shall accrue at the Applicable Rate on the daily amount of the Commitment of such Lender (whether used or unused) during the period from and including the date hereof to but excluding the date on which such Commitment terminates; provided that, if such Lender continues to have any Loans outstanding after its Commitment terminates, then such facility fee shall continue to accrue on the daily amount of such Lender's Loans from and including the date on which its Commitment terminates to but excluding the date on which such Lender ceases to have any outstanding Loans. Accrued facility fees shall be payable in arrears on the last day of March, June, September and December of each year, commencing on the first such date to occur after the date hereof, and on the date on which the Commitments shall have terminated and the Lenders shall have no outstanding Loans. All facility fees shall be computed on the basis of a year of 360 days and shall be payable for the actual number of days elapsed (including the first day but excluding the last day).

(b) The Borrower agrees to pay to the Administrative Agent, for its own account, fees payable in the amounts and at the times separately agreed upon between the Borrower and the Administrative Agent.

(c) All fees payable hereunder shall be paid on the dates due, in immediately available funds, to the Administrative Agent for distribution to the Persons entitled thereto. Fees paid shall not be refundable under any circumstances.

SECTION 2.12. Interest. (a) The Loans comprising each ABR Borrowing shall bear interest at the Alternate Base Rate.

(b) The Loans comprising each Eurodollar Borrowing shall bear interest (i) in the case of a Eurodollar Revolving Loan, at the Adjusted LIBO Rate for the Interest Period in effect for such Borrowing plus the Applicable Rate, or (ii) in the case of a Eurodollar Competitive Loan, at the LIBO Rate for the Interest Period in effect for such Borrowing plus (or minus, as applicable) the Margin applicable to such Loan.

(c) Each Fixed Rate Loan shall bear interest at the Fixed Rate applicable to such Loan.

(d) Notwithstanding the foregoing, if any principal of or interest on any Loan or any fee or other amount payable by the Borrower hereunder is not paid when due, whether at stated maturity, upon acceleration or otherwise, such overdue amount shall bear interest, after as well as before judgment, at a rate per annum equal to (i) in the case of overdue principal of any Loan, 2% plus the rate otherwise applicable to such Loan as provided in the preceding paragraphs of this Section or (ii) in the case of any other amount, 2% plus the rate applicable to ABR Loans as provided in paragraph (a) of this Section.

(e) Accrued interest on each Loan shall be payable in arrears on each Interest Payment Date for such Loan and, in the case of Revolving Loans, upon termination of the Commitments; provided that (i) interest accrued pursuant to paragraph (d) of this Section shall be payable on demand, (ii) in the event of any repayment or prepayment of any Loan (other than a prepayment of an ABR Revolving Loan prior to the end of the Availability Period), accrued interest on the principal amount repaid or prepaid shall be payable on the date of such repayment or prepayment and (iii) in the event of any conversion of any Eurodollar Revolving Loan prior to the end of the current Interest Period therefor, accrued interest on such Loan shall be payable on the effective date of such conversion.

(f) All interest hereunder shall be computed on the basis of a year of 360 days, except that interest computed by reference to the Alternate Base Rate at times when the Alternate Base Rate is based on the Prime Rate shall be computed on the basis of a year of 365 days (or 366 days in a leap year), and in each case shall be payable for the actual number of days elapsed (including the first day but excluding the last day). The applicable Alternate Base Rate, Adjusted LIBO Rate or LIBO Rate shall be determined by the Administrative Agent, and such determination shall be conclusive absent manifest error.

SECTION 2.13. Alternate Rate of Interest. If prior to the commencement of any Interest Period for a Eurodollar Borrowing:

(a) the Administrative Agent determines (which determination shall be conclusive absent manifest error) that adequate and reasonable means do not exist for ascertaining the Adjusted LIBO Rate or the LIBO Rate, as applicable, for such Interest Period; or

(b) the Administrative Agent is advised by the Required Lenders (or, in the case of a Eurodollar Competitive Loan, the Lender that is required to make such Loan) that the Adjusted LIBO Rate or the LIBO Rate, as applicable, for such Interest Period will not adequately and fairly reflect the cost to such Lenders (or Lender) of making or maintaining their Loans (or its Loan) included in such Borrowing for such Interest Period;

then the Administrative Agent shall give notice thereof to the Borrower and the Lenders by telephone or telecopy as promptly as practicable thereafter and, until the Administrative Agent notifies the Borrower and the Lenders that the circumstances giving rise to such notice no longer exist, (i) any Interest Election Request that requests the conversion of any Revolving Borrowing to, or continuation of any Revolving Borrowing as, a Eurodollar Borrowing shall be ineffective, (ii) if any Borrowing Request requests a Eurodollar Revolving Borrowing, such Borrowing shall be made as an ABR Borrowing and (iii) any request by the Borrower for a Eurodollar Competitive Borrowing shall be ineffective; provided that (A) if the circumstances giving rise to such notice do not affect all the Lenders, then requests by the Borrower for Eurodollar Competitive Borrowings may be made to Lenders that are not affected thereby and
(B) if the circumstances giving rise to such notice affect only one Type of Borrowings, then the other Type of Borrowings shall be permitted.

SECTION 2.14. Increased Costs. (a) If any Change in Law shall:

(i) impose, modify or deem applicable any reserve, special deposit or similar requirement against assets of, deposits with or for the account of, or credit extended by, any Lender (except any such reserve requirement reflected in the Adjusted LIBO Rate); or

(ii) impose on any Lender or the London interbank market any other condition affecting this Agreement or Eurodollar Loans or Fixed Rate Loans made by such Lender;

and the result of any of the foregoing shall be to increase the cost to such Lender of making or maintaining any Eurodollar Loan or Fixed Rate Loan (or of maintaining its obligation to make any such Loan) or to reduce the amount of any sum received or receivable by such Lender hereunder (whether of principal, interest or otherwise), then the Borrower will pay to such Lender such additional amount or amounts as will compensate such Lender for such additional costs incurred or reduction suffered.

(b) If any Lender determines that any Change in Law regarding capital requirements has or would have the effect of reducing the rate of return on such Lender's capital or on the capital of such Lender's holding company, if any, as a consequence of this Agreement or the Loans made by such Lender to a level below that which such Lender or such Lender's holding company could have achieved but for such Change in Law (taking into consideration such Lender's policies and the policies of such Lender's holding company with respect to capital adequacy), then from time to time the Borrower will pay to such Lender such additional amount or amounts as will compensate such Lender or such Lender's holding company for any such reduction suffered.

(c) A certificate of a Lender setting forth the amount or amounts necessary to compensate such Lender or its holding company, as the case may be, as specified in paragraph (a) or (b) of this Section shall be delivered to the Borrower and shall be conclusive absent manifest error. The Borrower shall pay such Lender the amount shown as due on any such certificate within 10 days after receipt thereof.

(d) Failure or delay on the part of any Lender to demand compensation pursuant to this Section shall not constitute a waiver of such Lender's right to demand such compensation; provided that the Borrower shall not be required to compensate a Lender pursuant to this Section for any increased costs or reductions incurred more than 270 days prior to the date that such Lender notifies the Borrower of the Change in Law giving rise to such increased costs or reductions and of such Lender's intention to claim compensation therefor; provided further that, if the Change in Law giving rise to such increased costs or reductions is retroactive, then the 270-day period referred to above shall be extended to include the period of retroactive effect thereof.

(e) Notwithstanding the foregoing provisions of this Section, a Lender shall not be entitled to compensation pursuant to this Section in respect of any Competitive Loan if the Change in Law that would otherwise entitle it to such compensation shall have been publicly announced prior to submission of the Competitive Bid pursuant to which such Loan was made.

SECTION 2.15. Break Funding Payments. In the event of (a) the payment of any principal of any Eurodollar Loan or Fixed Rate Loan other than on the last day of an Interest Period applicable thereto (including as a result of an Event of Default), (b) the conversion of any Eurodollar Loan other than on the last day of the Interest Period applicable thereto, (c) the failure to borrow, convert, continue or prepay any Revolving Loan on the date or in the amount specified in any notice delivered pursuant hereto (regardless of whether such notice may be revoked under Section 2.09(b) and is revoked in accordance therewith), (d) the failure to borrow any Competitive Loan after accepting the Competitive Bid to make such Loan, or (e) the assignment of any Eurodollar Loan or Fixed Rate Loan other than on the last day of the Interest Period applicable thereto as a result of a request by the Borrower pursuant to Section 2.18, then, in any such event, the Borrower shall compensate each Lender for the loss, cost and expense attributable to such event. In the case of a Eurodollar Loan, such loss, cost or expense to any Lender shall be deemed to include an amount determined by such Lender to be the excess, if any, of (i) the amount of interest which would have accrued on the principal amount of such Loan had such event not occurred, at the Adjusted LIBO Rate that would have been applicable to such Loan, for the period from the date of such event to the last day of the then current Interest Period therefor (or, in the case of a failure to borrow, convert or continue, for the period that would have been the Interest Period for such Loan), over (ii) the amount of interest which would accrue on such principal amount for such period at the interest rate which such Lender would bid were it to bid, at the commencement of such period, for dollar deposits of a comparable amount and period from other banks in the eurodollar market. A certificate of any Lender setting forth any amount or amounts that such Lender is entitled to receive pursuant to this Section shall be delivered to the Borrower and shall be conclusive absent manifest error. The Borrower shall pay such Lender the amount shown as due on any such certificate within 10 days after receipt thereof.

SECTION 2.16. Taxes. (a) Any and all payments by or on account of any obligation of the Borrower hereunder shall be made free and clear of and without deduction for any Indemnified Taxes or Other Taxes; provided that if the Borrower shall be required to deduct any Indemnified Taxes or Other Taxes from such payments, then
(i) the sum payable shall be increased as necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section) the Administrative Agent or Lender (as the case may be) receives an amount equal to the sum it would have received had no such deductions been made, (ii) the Borrower shall make such deductions and (iii) the Borrower shall pay the full amount deducted to the relevant Governmental Authority in accordance with applicable law.

(b) In addition, the Borrower shall pay any Other Taxes to the relevant Governmental Authority in accordance with applicable law.

(c) The Borrower shall indemnify the Administrative Agent and each Lender, within 10 days after written demand therefor, for the full amount of any Indemnified Taxes or Other Taxes paid by the Administrative Agent or such Lender, as the case may be, on or with respect to any payment by or on account of any obligation of the Borrower hereunder (including Indemnified Taxes or Other Taxes imposed or asserted on or attributable to amounts payable under this Section) and any penalties, interest and reasonable expenses arising therefrom or with respect thereto, whether or not such Indemnified Taxes or Other Taxes were correctly or legally imposed or asserted by the relevant Governmental Authority. A certificate as to the amount of such payment or liability delivered to the Borrower by a Lender, or by the Administrative Agent on its own behalf or on behalf of a Lender, shall be conclusive absent manifest error.

(d) As soon as practicable after any payment of Indemnified Taxes or Other Taxes by the Borrower to a Governmental Authority, the Borrower shall deliver to the Administrative Agent the original or a certified copy of a receipt issued by such Governmental Authority evidencing such payment, a copy of the return reporting such payment or other evidence of such payment reasonably satisfactory to the Administrative Agent.

(e) Any Foreign Lender that is entitled to an exemption from or reduction of withholding tax under the law of the jurisdiction in which the Borrower is located, or any treaty to which such jurisdiction is a party, with respect to payments under this Agreement shall deliver to the Borrower (with a copy to the Administrative Agent), at the time or times prescribed by applicable law, such properly completed and executed documentation prescribed by applicable law or reasonably requested by the Borrower as will permit such payments to be made without withholding or at a reduced rate.

SECTION 2.17. Payments Generally; Pro Rata Treatment; Sharing of Set-offs. (a) The Borrower shall make each payment required to be made by it hereunder (whether of principal, interest or fees, or of amounts payable under Section 2.14, 2.15 or 2.16, or otherwise) prior to 12:00 noon, New York City time, on the date when due, in immediately available funds, without set-off or counterclaim. Any amounts received after such time on any date may, in the discretion of the Administrative Agent, be deemed to have been received on the next succeeding Business Day for purposes of calculating interest thereon. All such payments shall be made to the Administrative Agent at its offices at 270 Park Avenue, New York, New York, except that payments pursuant to Sections 2.14, 2.15, 2.16 and 9.03 shall be made directly to the Persons entitled thereto. The Administrative Agent shall distribute any such payments received by it for the account of any other Person to the appropriate recipient promptly following receipt thereof. If any payment hereunder shall be due on a day that is not a Business Day, the date for payment shall be extended to the next succeeding
Business Day, and, in the case of any payment accruing interest, interest thereon shall be payable for the period of such extension. All payments hereunder shall be made in dollars.

(b) If at any time insufficient funds are received by and available to the Administrative Agent to pay fully all amounts of principal, interest and fees then due hereunder, such funds shall be applied (i) first, towards payment of interest and fees then due hereunder, ratably among the parties entitled thereto in accordance with the amounts of interest and fees then due to such parties, and (ii) second, towards payment of principal then due hereunder, ratably among the parties entitled thereto in accordance with the amounts of principal then due to such parties.

(c) If any Lender shall, by exercising any right of set-off or counterclaim or otherwise, obtain payment in respect of any principal of or interest on any of its Revolving Loans resulting in such Lender receiving payment of a greater proportion of the aggregate amount of its Revolving Loans and accrued interest thereon than the proportion received by any other Lender, then the Lender receiving such greater proportion shall purchase (for cash at face value) participations in the Revolving Loans to the extent necessary so that the benefit of all such payments shall be shared by the Lenders ratably in accordance with the aggregate amount of principal of and accrued interest on their respective Revolving Loans; provided that (i) if any such participations are purchased and all or any portion of the payment giving rise thereto is recovered, such participations shall be rescinded and the purchase price restored to the extent of such recovery, without interest, and (ii) the provisions of this paragraph shall not be construed to apply to any payment made by the Borrower pursuant to and in accordance with the express terms of this Agreement or any payment obtained by a Lender as consideration for the assignment of or sale of a participation in any of its Loans to any assignee or participant, other than to the Borrower or any Subsidiary or Affiliate thereof (as to which the provisions of this paragraph shall apply). The Borrower consents to the foregoing and agrees, to the extent it may effectively do so under applicable law, that any Lender acquiring a participation pursuant to the foregoing arrangements may exercise against the Borrower rights of set-off and counterclaim with respect to such participation as fully as if such Lender were a direct creditor of the Borrower in the amount of such participation.

(d) Unless the Administrative Agent shall have received notice from the Borrower prior to the date on which any payment is due to the Administrative Agent for the account of the Lenders hereunder that the Borrower will not make such payment, the Administrative Agent may assume that the Borrower has made such payment on such date in accordance herewith and may, in reliance upon such assumption, distribute to the Lenders the amount due. In such event, if the Borrower has not in fact made such payment, then each of the Lenders severally agrees to repay to the Administrative Agent forthwith on demand the amount so distributed to such Lender with interest thereon, for each day from and including the date such amount is distributed to it to but excluding the date of payment to the Administrative Agent, at the greater of the Federal Funds Effective Rate and a rate determined by the Administrative Agent in accordance with banking industry rules on interbank compensation.

(e) If any Lender shall fail to make any payment required to be made by it pursuant to Section 2.05(b) or 2.17(d), then the Administrative Agent may, in its discretion (notwithstanding any contrary provision hereof), apply any amounts thereafter received by the Administrative Agent for the account of such Lender to satisfy such Lender's obligations under such Sections until all such unsatisfied obligations are fully paid.

SECTION 2.18. Mitigation Obligations; Replacement of Lenders. (a) If any Lender requests compensation under Section 2.14, or if the Borrower is required to pay any additional amount to any Lender or any Governmental Authority for the account of any Lender pursuant to Section 2.16, then such Lender shall use reasonable efforts to designate a different lending office for funding or booking its Loans hereunder or to assign its rights and obligations hereunder to another of its offices, branches or affiliates, if, in the judgment of such Lender, such designation or assignment (i) would eliminate or reduce amounts payable pursuant to Section 2.14 or 2.16, as the case may be, in the future and
(ii) would not subject such Lender to any unreimbursed cost or expense and would not otherwise be disadvantageous to such Lender. The Borrower hereby agrees to pay all reasonable costs and expenses incurred by any Lender in connection with any such designation or assignment.

(b) If any Lender requests compensation under Section 2.14, or if the Borrower is required to pay any additional amount to any Lender or any Governmental Authority for the account of any Lender pursuant to Section 2.16, or if any Lender defaults in its obligation to fund Loans hereunder, then the Borrower may, at its sole expense and effort, upon notice to such Lender and the Administrative Agent, require such Lender to assign and delegate, without recourse (in accordance with and subject to the restrictions contained in Section 9.04), all its interests, rights and obligations under this Agreement (other than any outstanding Competitive Loans held by it) to an assignee that shall assume such obligations (which assignee may be another Lender, if a Lender accepts such assignment); provided that (i) the Borrower shall have received the prior written consent of the Administrative Agent, which consent shall not unreasonably be withheld, (ii) such Lender shall have received payment of an amount equal to the outstanding principal of its Loans (other than Competitive Loans), accrued interest thereon, accrued fees and all other amounts payable to it hereunder, from the assignee (to the extent of such outstanding principal and accrued interest and fees) or the Borrower (in the case of all other amounts) and (iii) in the case of any such assignment resulting from a claim for compensation under Section 2.14 or payments required to be made pursuant to
Section 2.16, such assignment will result in a reduction in such compensation or payments. A Lender shall not be required to make any such assignment and delegation if, prior thereto, as a result of a waiver by such Lender or otherwise, the circumstances entitling the Borrower to require such assignment and delegation cease to apply.

                                  ARTICLE III
                         Representations and Warranties

The Borrower represents and warrants to the Lenders that:

SECTION 3.01. Organization; Powers. Each of the Borrower and its Subsidiaries is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization, has all requisite power and authority to carry on its business as now conducted and, except where the failure to do so, individually or in the aggregate, would not reasonably be expected to result in a Material Adverse Effect, is qualified to do business in, and is in good standing in, every jurisdiction where such qualification is required.

SECTION 3.02. Authorization; Enforceability. The Transactions are within the Borrower's corporate powers and have been duly authorized by all necessary corporate and, if required, stockholder action. This Agreement has been duly executed and delivered by the Borrower and constitutes a legal, valid and binding obligation of the Borrower, enforceable in accordance with its terms, subject to applicable bankruptcy, insolvency, reorganization, moratorium or other laws affecting creditors' rights generally and subject to general principles of equity, regardless of whether considered in a proceeding in equity or at law.

SECTION 3.03. Governmental Approvals; No Conflicts. The Transactions (a) do not require any consent or approval of, registration or filing with, or any other action by, any Governmental Authority, except such as have been obtained or made and are in full force and effect, (b) will not violate any applicable law or regulation or the charter, by-laws or other organizational documents of the Borrower or any of its Subsidiaries or any order of any Governmental Authority,
(c) will not violate or result in a default under any indenture, agreement or other instrument binding upon the Borrower or any of its Subsidiaries or its assets, or give rise to a right thereunder to require any payment to be made by the Borrower or any of its Subsidiaries, and (d) will not result in the creation or imposition of any Lien on any asset of the Borrower or any of its Subsidiaries pursuant to the terms of any indenture, agreement or other instrument binding on the Borrower or any of its Subsidiaries.

SECTION 3.04. Financial Condition; No Material Adverse Change. (a) The Borrower has heretofore furnished to the Lenders its consolidated balance sheet and statements of income, stockholders equity and cash flows as of and for the fiscal year ended April 30, 2004, reported on by PricewaterhouseCoopers LLP, independent public accountants. Such financial statements present fairly, in all material respects, the financial position and results of operations and cash flows of the Borrower and its consolidated Subsidiaries as of such dates and for such periods in accordance with GAAP.

(b) Since April 30, 2004 through the date of this Agreement, there has been no material adverse change in the business, assets, liabilities, condition, financial or otherwise, or material agreements of the Borrower and its Subsidiaries, taken as a whole.

SECTION 3.05. Litigation and Environmental Matters. (a) There are no actions, suits or proceedings by or before any arbitrator or Governmental Authority pending against or, to the knowledge of the Borrower, threatened against or affecting the Borrower or any of its Subsidiaries (i) as to which there is a reasonable probability of an adverse determination and that, if adversely determined, would reasonably be expected, individually or in the aggregate, to result in a Material Adverse Effect (other than the Disclosed Matters) or (ii) that involve this Agreement or the Transactions.

(b) Except for the Disclosed Matters and except with respect to any other matters that, individually or in the aggregate, would not reasonably be expected to result in a Material Adverse Effect, neither the Borrower nor any of its Subsidiaries (i) has failed to comply with any Environmental Law or to obtain, maintain or comply with any permit, license or other approval required under any Environmental Law, (ii) has become subject to any Environmental Liability, (iii) has received notice of any claim with respect to any Environmental Liability or
(iv) knows of any basis for any Environmental Liability.

SECTION 3.06. Compliance with Laws and Agreements. Each of the Borrower and its Subsidiaries is in compliance with all laws, regulations and orders of any Governmental Authority applicable to it or its property and all indentures, agreements and other instruments binding upon it or its property, except where the failure to do so, individually or in the aggregate, has not resulted and would not result in a Material Adverse Effect. No Default has occurred and is continuing.

SECTION 3.07. Investment and Holding Company Status. Neither the Borrower nor any of its Subsidiaries is (a) an "investment company" as defined in, or subject to regulation under, the Investment Company Act of 1940 or (b) a "holding company" as defined in, or subject to regulation under, the Public Utility Holding Company Act of 1935.

SECTION 3.08. Taxes. Each of the Borrower and its Subsidiaries has timely filed or caused to be filed all Tax returns and reports required to have been filed and has paid or caused to be paid all Taxes required to have been paid by it pursuant to said Tax returns or pursuant to any assessment received by the Borrower or any of its Subsidiaries, except (a) Taxes that are being contested in good faith by appropriate proceedings and for which the Borrower or such Subsidiary, as applicable, has set aside on its books adequate reserves or (b) to the extent that the failure to do so would not reasonably be expected to result in a Material Adverse Effect.

SECTION 3.09. ERISA. No ERISA Event has occurred or is reasonably expected to occur that, when taken together with all other such ERISA Events for which liability is reasonably expected to occur, would reasonably be expected to result in a Material Adverse Effect.

SECTION 3.10. Disclosure. Neither the Information Memorandum nor any of the other reports, financial statements, certificates or other information furnished by or on behalf of the Borrower to the Administrative Agent or any Lender in connection with the negotiation of this Agreement or delivered hereunder (as modified or supplemented by other information so furnished) contains any material misstatement of fact or omits to state any material fact necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading; provided that, with respect to projected financial information, the Borrower represents only that such information was prepared in good faith based upon assumptions believed to be reasonable at the time.

                                   ARTICLE IV
                                   Conditions

SECTION 4.01. Effective Date. This Agreement shall become effective on the date on which each of the following conditions is satisfied (or waived in accordance with Section 9.02):

(a) The Administrative Agent (or its counsel) shall have received from each party hereto either (i) a counterpart of this Agreement signed on behalf of such party or (ii) written evidence satisfactory to the Administrative Agent (which may include telecopy transmission of a signed signature page of this Agreement) that such party has signed a counterpart of this Agreement.

(b) The Administrative Agent shall have received a favorable written opinion (addressed to the Administrative Agent and the Lenders and dated the Effective
Date) of counsel for the Borrower, substantially in the form of Exhibit B, and covering such other matters relating to the Borrower, this Agreement or the Transactions as the Required Lenders shall reasonably request. The Borrower hereby requests such counsel to deliver such opinion.

(c) The Administrative Agent shall have received such documents and certificates as the Administrative Agent or its counsel may reasonably request relating to the organization, existence and good standing of the Borrower, the authorization of the Transactions and any other legal matters relating to the Borrower, this Agreement or the Transactions, all in form and substance satisfactory to the Administrative Agent and its counsel.

(d) The Administrative Agent shall have received a certificate, dated the Effective Date and signed by the President, a Vice President or a Financial Officer of the Borrower, confirming compliance with the conditions set forth in paragraphs (a) and (b) of Section 4.02.

(e) The commitments of the lenders under (i) the Five-Year Credit Agreement dated as of October 19, 2001 (as amended as of October 10, 2003), among the Borrower, the lenders party thereto and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as administrative agent, and (ii) the 364-Day Amended and Restated Credit Agreement dated as of October 11, 2002 (as amended as of October 10, 2003), among the Borrower, the lenders party thereto and JPMorgan Chase Bank, as administrative agent, shall have been terminated and the principal of and interest accrued on all loans, and all other amounts accrued for the accounts of or owing to the lenders, thereunder shall have been paid.

(f) The Administrative Agent shall have received all fees and other amounts due and payable on or prior to the Effective Date, including, to the extent invoiced, reimbursement or payment of all out-of-pocket expenses required to be reimbursed or paid by the Borrower hereunder.

The Administrative Agent shall notify the Borrower and the Lenders of the Effective Date, and such notice shall be conclusive and binding. Notwithstanding the foregoing, this Agreement shall not become effective unless each of the foregoing conditions is satisfied (or waived pursuant to Section 9.02) on or prior to August 6, 2004.

SECTION 4.02. Each Credit Event. The obligation of each Lender to make a Loan on the occasion of any Borrowing is subject to the satisfaction of the following conditions:

(a) The representations and warranties of the Borrower set forth in this Agreement (other than the representations set forth in Sections 3.04(b) and 3.05) shall be true and correct on and as of the date of such Borrowing.

(b) At the time of and immediately after giving effect to such Borrowing, no Default shall have occurred and be continuing.

Each Borrowing shall be deemed to constitute a representation and warranty by the Borrower on the date thereof as to the matters specified in paragraphs (a) and (b) of this Section.

                                   ARTICLE V
                             Affirmative Covenants

Until the Commitments have expired or been terminated and the principal of and interest on each Loan and all fees payable hereunder shall have been paid in full, the Borrower covenants and agrees with the Lenders that:

SECTION 5.01. Financial Statements and Other Information. The Borrower will furnish to the Administrative Agent and each Lender:

(a) within 120 days after the end of each fiscal year of the Borrower, a copy of its audited consolidated balance sheet and related statements of operations, stockholders' equity and cash flows as of the end of and for such year, setting forth in each case in comparative form the figures for the previous fiscal year, all reported on by PricewaterhouseCoopers LLP or other independent public accountants of recognized national standing (without a "going concern" or like qualification or exception and without any qualification or exception as to the scope of such audit) to the effect that such consolidated financial statements present fairly in all material respects the financial condition and results of operations of the Borrower and its consolidated Subsidiaries on a consolidated basis in accordance with GAAP consistently applied;

(b) within 60 days after the end of each of the first three fiscal quarters of each fiscal year of the Borrower, a copy of its consolidated balance sheet and related statements of operations, stockholders' equity and cash flows as of the end of and for such fiscal quarter and the then elapsed portion of the fiscal year, setting forth in each case in comparative form the figures for the corresponding period or periods of (or, in the case of the balance sheet, as of the end of) the previous fiscal year, all certified by one of its Financial Officers as presenting fairly in all material respects the financial condition and results of operations of the Borrower and its consolidated Subsidiaries on a consolidated basis in accordance with GAAP consistently applied, subject to normal year-end audit adjustments and the absence of footnotes;

(c) concurrently  with any delivery of financial  statements under clause (a) or
(b) above, a certificate of a Financial Officer of the Borrower (i) certifying as to whether a Default has occurred and, if a Default has occurred, specifying the details thereof and any action taken or proposed to be taken with respect thereto and (ii) setting forth reasonably detailed calculations demonstrating compliance with Section 6.06;

(d) concurrently with any delivery of financial statements under clause (a) above, a certificate of the accounting firm that reported on such financial statements stating whether they obtained knowledge during the course of their examination of such financial statements of any Default (which certificate may be limited to the extent required by accounting rules or guidelines);

(e) promptly after the same become publicly available, copies of all periodic and other reports, proxy statements and other materials regularly filed by the Borrower or any Subsidiary with the Securities and Exchange Commission, or any Governmental Authority succeeding to any or all of the functions of said Commission, or distributed by the Borrower to its shareholders generally, as the case may be; and

(f) promptly following any request therefor, such other information regarding the operations, business affairs and financial condition of the Borrower or any Subsidiary, or compliance with the terms of this Agreement, as the Administrative Agent or any Lender may reasonably request.

SECTION 5.02. Notices of Material Events. The Borrower will furnish to the Administrative Agent prompt written notice of the following:

(a) the occurrence of any Default;

(b) the filing or commencement of any action, suit or proceeding by or before any arbitrator or Governmental Authority against or affecting the Borrower or any Affiliate thereof that, if adversely determined, would reasonably be expected to result in a Material Adverse Effect; and

(c) any other development that results in, or would reasonably be expected to result in, a Material Adverse Effect.

Each notice delivered under this Section shall be accompanied by a statement of a Financial Officer or other executive officer of the Borrower setting forth the details of the event or development requiring such notice and any action taken or proposed to be taken with respect thereto.

SECTION 5.03. Existence; Conduct of Business. The Borrower will, and will cause each of its Significant Subsidiaries to, do or cause to be done all things necessary to preserve, renew and keep in full force and effect its legal existence and the rights, licenses, permits, privileges, franchises, patents, copyrights, trademarks and trade names material to the conduct of its business except (in the case of any such failure to do so other than with respect to preserving, renewing and keeping in full force and effect the existence of the Borrower) where the failure to do so would not result in a Material Adverse Effect; provided that the foregoing shall not prohibit any merger, consolidation, liquidation or dissolution permitted under Section 6.04.

SECTION 5.04. Payment of Obligations. The Borrower will, and will cause each of its Subsidiaries to, pay its Tax liabilities, that, if not paid, would result in a Material Adverse Effect before the same shall become delinquent or in default, except where (a) the validity or amount thereof is being contested in good faith by appropriate proceedings, (b) the Borrower or such Subsidiary has set aside on its books adequate reserves with respect thereto in accordance with GAAP and (c) the failure to make payment pending such contest would not reasonably be expected to result in a Material Adverse Effect.

SECTION 5.05. Maintenance of Properties; Insurance. The Borrower will, and will cause each of its Subsidiaries to, (a) keep and maintain all property material to the conduct of its business in good working order and condition, ordinary wear and tear excepted, except where the failure to do so would not reasonably be expected to result in a Material Adverse Effect and (b) maintain, with financially sound and reputable insurance companies, insurance in such amounts and against such risks as are customarily maintained by companies engaged in the same or similar businesses operating in the same or similar locations.

SECTION 5.06. Books and Records; Inspection Rights. The Borrower will, and will cause each of its Significant Subsidiaries to, keep proper books of record and account in which full, true and correct entries are made of all dealings and transactions in relation to its business and activities, except, in the case of any Significant Subsidiary, where the failure to do so would not reasonably be expected to result in a Material Adverse Effect. The Borrower will, and will cause each of its Subsidiaries to, permit any representatives designated by the Administrative Agent or any Lender, upon reasonable prior notice, to visit and inspect its properties, to examine and make extracts from its books and records, and to discuss its affairs, finances and condition with its officers and independent accountants, all at such reasonable times and as often as reasonably requested.

SECTION 5.07. Compliance with Laws. The Borrower will, and will cause each of its Subsidiaries to, comply with all laws, rules, regulations and orders of any Governmental Authority, including Environmental Laws and ERISA, applicable to it or its property, except where the failure to do so, individually or in the aggregate, would not result in a Material Adverse Effect.

SECTION 5.08. Use of Proceeds. The proceeds of the Loans will be used only for working capital and general corporate purposes and to provide liquidity in connection with any commercial paper program of the Borrower. No part of the proceeds of any Loan will be used, whether directly or indirectly, for any purpose that entails a violation of any of the Regulations of the Board, including Regulations U and X.

                                   ARTICLE VI
                               Negative Covenants

Until the Commitments have expired or terminated and the principal of and interest on each Loan and all fees payable hereunder have been paid in full, the Borrower covenants and agrees with the Lenders that:

SECTION 6.01. Subsidiary Indebtedness. The Borrower will not permit any Subsidiary to create, incur, assume or permit to exist any Indebtedness, except:

(a) Indebtedness existing on the date hereof and set forth on Schedule 6.01 and extensions, renewals or replacements of any such Indebtedness that do not increase the outstanding principal amount thereof;

(b) Indebtedness of any Subsidiary to the Borrower or any other Subsidiary; provided that no such Indebtedness shall be assigned to, or subjected to any Lien in favor of, a Person other than the Borrower or a Subsidiary;

(c) Indebtedness of any Subsidiary incurred to finance the acquisition, construction or improvement by such Subsidiary of any fixed or capital assets, including Capital Lease Obligations and any Indebtedness incurred or assumed in connection with the acquisition, construction or improvement of any such assets, and any Indebtedness secured by a Lien on any such assets prior to the acquisition thereof, and extensions, renewals and replacements of any of the foregoing Indebtedness referred to in this paragraph that do not increase the outstanding principal amount thereof; provided that such Indebtedness is incurred prior to or within 180 days after such acquisition or the completion of such construction or improvement;

(d) Indebtedness of any Person that becomes a Subsidiary after the date hereof; provided that such Indebtedness exists at the time such Person becomes a Subsidiary and is not created in contemplation of or in connection with such Person becoming a Subsidiary;

(e) Indebtedness of any Subsidiary as an account party in respect of letters of credit backing obligations (other than Indebtedness) of any Subsidiary;

(f) Indebtedness consisting of industrial development, pollution control or other revenue bonds or similar instruments issued or guaranteed by any Governmental Authority; and

(g) Other Indebtedness not expressly permitted by clauses (a) through (f) above; provided that the sum, without duplication, of (i) the outstanding Indebtedness permitted by this clause (g), (ii) the aggregate principal amount of the outstanding obligations secured by Liens permitted by Section 6.02(n) and (iii) the Attributable Debt in respect of Sale-Leaseback Transactions permitted by
Section 6.03(b) does not at any time exceed 25% of Consolidated Assets.

SECTION 6.02. Liens. The Borrower will not, and will not permit any Subsidiary to, create, incur, assume or permit to exist any Lien on any Principal Property now owned or hereafter acquired by it, except:

(a) Liens imposed by law for taxes that are not yet due or are being contested in compliance with Section 5.04;

(b) carriers', warehousemen's, mechanics', materialmen's, repairmen's and other like Liens imposed by law, arising in the ordinary course of business;

(c) pledges and deposits made in the ordinary course of business in compliance with workers' compensation, unemployment insurance and other social security laws or regulations;

(d) deposits to secure the performance of bids, trade contracts, leases, statutory obligations, surety and appeal bonds, performance bonds and other obligations of a like nature, in each case made in the ordinary course of business;

(e) judgment liens in respect of judgments that do not constitute Events of Default under clause (k) of Article VII;

(f) easements, zoning restrictions, rights-of-way and similar encumbrances on property imposed by law or arising in the ordinary course of business that do not secure any monetary obligations and do not materially detract from the value of the affected property or materially interfere with the ordinary conduct of business of the Borrower and the Subsidiaries taken as a whole;

(g) any Lien on any property or asset of the Borrower or any Subsidiary existing on the date hereof (or on improvements or accessions thereto or proceeds therefrom) and set forth on Schedule 6.02; provided that (i) such Lien shall not apply to any other property or asset of the Borrower or any Subsidiary and (ii) such Lien shall be permitted by this clause (g) only to the extent of the amount of the obligations which it secures on the date hereof and extensions, renewals and replacements thereof up to the outstanding principal amount thereof;

(h) any Lien (i) existing on any property or asset prior to the acquisition thereof by the Borrower or any Subsidiary, (ii) existing on any property or asset of any Person that becomes a Subsidiary after the date hereof prior to the time such Person becomes a Subsidiary or (iii) to the extent such Lien applies only to the property or assets so acquired by the Borrower or any Subsidiary or owned by a Person prior to the time such Person becomes a Subsidiary, arising after the date of such acquisition or such Person becoming a Subsidiary pursuant to contractual commitments entered into prior thereto; provided that (x) such Lien is not created in contemplation of or in connection with such acquisition or such Person becoming a Subsidiary, as the case may be, (y) such Lien shall not apply to any other property or assets of the Borrower or any Subsidiary other than improvements and accessions to the assets to which it originally applies and proceeds of such assets, improvements and accessions and (z) such Lien shall be permitted by this clause (h) only to the extent of the amount of the obligations which it secures on the date of such acquisition or the date such Person becomes a Subsidiary, as the case may be, and extensions, renewals and replacements thereof up to the outstanding principal amount thereof;

(i) Liens on fixed or capital assets acquired, constructed or improved by the Borrower or any Subsidiary; provided that (i) such Liens secure Indebtedness permitted by clause (c) of Section 6.01, (ii) such Liens and the Indebtedness secured thereby are incurred prior to or within 180 days after such acquisition or the completion of such construction or improvement, (iii) the Indebtedness secured thereby does not exceed the cost of acquiring, constructing or improving such fixed or capital assets and (iv) such Liens shall not apply to any other property or assets of the Borrower or any Subsidiary;

(j) Liens securing industrial development, pollution control or other revenue bonds or similar instruments issued or guaranteed by any Governmental Authority;

(k) Liens in favor of any Governmental Authority to secure obligations pursuant to the provisions of any contract or statute;

(l) Liens to secure obligations of a Subsidiary to the Borrower or any other Subsidiary;

(m) Liens on equity, joint venture, partnership, or other ownership or investment interests (collectively, the "Equity Interests") of the Borrower or any Subsidiary in any Person arising in connection with the rights of a third party owning Equity Interests in such Person pursuant to a joint venture, shareholder, distribution or other agreement between the Borrower or any of its Subsidiaries and such third party to purchase the Equity Interests owned by the Borrower or any Subsidiary in such Person for reasonable value pursuant to change in control provisions, noncompetition provisions, restrictions on competing brands or other business restriction provisions in one or more of the agreements between such parties; and

(n) Liens not expressly permitted by clauses (a) through (m) above; provided that the sum of (i) the outstanding Indebtedness permitted by Section 6.01(g),
(ii) the aggregate principal amount of the outstanding obligations secured by Liens permitted by this clause (n) and (iii) the Attributable Debt in respect of Sale-Leaseback Transactions permitted by Section 6.03(b) does not at any time exceed 25% of Consolidated Assets.

SECTION 6.03. Sale and Leaseback Transactions. The Borrower will not, and will not permit any of its Subsidiaries to, enter into any Sale-Leaseback Transaction relating to any Principal Property except:

(a) Sale-Leaseback Transactions to which the Borrower or any Subsidiary is a party as of the date hereof; and

(b) other Sale-Leaseback Transactions; provided that the sum of (i) the outstanding Indebtedness permitted by Section 6.01(g), (ii) the aggregate principal amount of outstanding obligations secured by Liens permitted by
Section 6.02(n) and (iii) the aggregate Attributable Debt in respect of Sale-Leaseback Transactions permitted by this clause (b) does not at any time exceed 25% of Consolidated Assets.

SECTION 6.04. Fundamental Changes. (a) The Borrower will not, and will not permit any Significant Subsidiary to, merge into or consolidate with any other Person, or permit any other Person to merge into or consolidate with it, or sell, transfer, lease or otherwise dispose of (in one transaction or in a series of transactions) assets representing all or substantially all the aggregate assets of the Borrower and the Subsidiaries (whether now owned or hereafter acquired), or liquidate or dissolve, except that if at the time thereof and immediately after giving effect thereto no Default shall have occurred and be continuing (i) any Person may merge into the Borrower in a transaction in which the Borrower is the surviving corporation, (ii) any Person may merge with any Subsidiary in a transaction in which the surviving entity is a Subsidiary and
(iii) any Subsidiary may liquidate or dissolve or, so long as such transaction does not constitute a transfer or other disposition of all or substantially all the aggregate assets of the Borrower and the Subsidiaries, merge with or into any other Person.

(b) The Borrower will not, and will not permit any of its Significant Subsidiaries to, engage as its principal business in any business other than businesses of the type collectively conducted by the Borrower and its Subsidiaries on the date of this Agreement and businesses reasonably related thereto.

SECTION 6.05. Transactions with Affiliates. The Borrower will not, and will not permit any of its Subsidiaries to, sell, lease or otherwise transfer any property or assets to, or purchase, lease or otherwise acquire any property or assets from, or otherwise engage in any other transactions with, any of its Affiliates, except (a) in the ordinary course of business at prices and on terms and conditions not less favorable to the Borrower or such Subsidiary than could be obtained on an arm's-length basis from unrelated third parties and (b) transactions between or among the Borrower and its Subsidiaries not involving any other Affiliate; provided that nothing contained in this Section 6.05 shall prevent the Borrower or any Subsidiary from paying dividends to its respective shareholders.

SECTION 6.06. Ratio of Consolidated Total Debt to Consolidated Net Worth. The Borrower will not permit the ratio of Consolidated Total Debt to Consolidated Net Worth at any time to be greater than 2.00 to 1.00.

                                  ARTICLE VII
                               Events of Default

If any of the following events ("Events of Default") shall occur:

(a) the Borrower shall fail to pay any principal of any Loan when and as the same shall become due and payable, whether at the due date thereof or at a date fixed for prepayment thereof or otherwise;

(b) the Borrower shall fail to pay any interest on any Loan or any fee or any other amount (other than an amount referred to in clause (a) of this Article) payable under this Agreement, when and as the same shall become due and payable, and such failure shall continue unremedied for a period of three Business Days;

(c) any representation or warranty made or deemed made by or on behalf of the Borrower or any Subsidiary in or in connection with this Agreement or any amendment or modification hereof or waiver hereunder, or in any report, certificate, financial statement or other document furnished pursuant to or in connection with this Agreement or any amendment or modification hereof or waiver hereunder, shall prove to have been materially incorrect when made or deemed made;

(d) the Borrower shall fail to observe or perform any covenant, condition or agreement contained in Section 5.02, 5.03 (with respect to the Borrower's existence) or 5.08 or in Article VI;

(e) the Borrower shall fail to observe or perform any covenant, condition or agreement contained in this Agreement (other than those specified in clause (a), (b) or (d) of this Article), and such failure shall continue unremedied for a period of 30 days after notice thereof from the Administrative Agent to the Borrower (which notice will be given at the request of any Lender);

(f) the Borrower or any Subsidiary shall fail to make any payment (whether of principal or interest) in respect of any Material Indebtedness, when and as the same shall become due and payable or within any applicable cure period;

(g) any Material Indebtedness is declared to be due prior to its scheduled maturity or the holder or holders of any Material Indebtedness or any trustee or agent on its or their behalf require the prepayment, repurchase, redemption or defeasance thereof, prior to its scheduled maturity; provided that this clause
(g) shall not apply to secured Indebtedness that becomes due as a result of the voluntary sale or transfer of the property or assets securing such Indebtedness;

(h) an involuntary proceeding shall be commenced or an involuntary petition shall be filed seeking (i) liquidation, reorganization or other relief in respect of the Borrower or any Significant Subsidiary or its debts, or of a substantial part of its assets, under any Federal, state or foreign bankruptcy, insolvency, receivership or similar law now or hereafter in effect or (ii) the appointment of a receiver, trustee, custodian, sequestrator, conservator or similar official for the Borrower or any Significant Subsidiary or for a substantial part of its assets, and, in any such case, such proceeding or petition shall continue undismissed for 60 days or an order or decree approving or ordering any of the foregoing shall be entered;

(i) the Borrower or any Significant Subsidiary shall (i) voluntarily commence any proceeding or file any petition seeking liquidation, reorganization or other relief under any Federal, state or foreign bankruptcy, insolvency, receivership or similar law now or hereafter in effect, (ii) consent to the institution of, or fail to contest in a timely and appropriate manner, any proceeding or petition described in clause (h) of this Article, (iii) apply for or consent to the appointment of a receiver, trustee, custodian, sequestrator, conservator or similar official for the Borrower or any Significant Subsidiary or for a substantial part of its assets, (iv) file an answer admitting the material allegations of a petition filed against it in any such proceeding, (v) make a general assignment for the benefit of creditors or (vi) take any action for the purpose of effecting any of the foregoing;

(j) the Borrower or any Significant Subsidiary shall become unable, admit in writing its inability or fail generally to pay its debts as they become due;

(k) one or more judgments for the payment of money in an aggregate amount in excess of $25,000,000 shall be rendered against the Borrower, any Subsidiary or any combination thereof and the same shall remain undischarged for a period of 30 consecutive days during which execution shall not be effectively stayed, or any action shall be legally taken by a judgment creditor to attach or levy upon any assets of the Borrower or any Subsidiary to enforce any such judgment;

(l) an ERISA Event shall have occurred that, in the opinion of the Required Lenders, when taken together with all other ERISA Events that have occurred, would reasonably be expected to result in liability of the Company and the Subsidiaries in an aggregate amount exceeding (i) $25,000,000 in any year or
(ii) $50,000,000 for all periods; or

(m) a Change in Control shall occur;

then, and in every such event (other than an event with respect to the Borrower described in clause (h) or (i) of this Article), and at any time thereafter during the continuance of such event, the Administrative Agent may, and at the request of the Required Lenders shall, by notice to the Borrower, take either or both of the following actions, at the same or different times: (i) terminate the Commitments, and thereupon the Commitments shall terminate immediately, and (ii) declare the Loans then outstanding to be due and payable in whole (or in part, in which case any principal not so declared to be due and payable may thereafter be declared to be due and payable), and thereupon the principal of the Loans so declared to be due and payable, together with accrued interest thereon and all fees and other obligations of the Borrower accrued hereunder, shall become due and payable immediately, without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Borrower; and in case of any event with respect to the Borrower described in clause (h) or (i) of this Article, the Commitments shall automatically terminate and the principal of the Loans then outstanding, together with accrued interest thereon and all fees and other obligations of the Borrower accrued hereunder, shall automatically become due and payable, without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Borrower.

                                  ARTICLE VIII
                            The Administrative Agent

Each of the Lenders hereby irrevocably appoints the Administrative Agent as its agent and authorizes the Administrative Agent to take such actions on its behalf and to exercise such powers as are delegated to the Administrative Agent by the terms hereof, together with such actions and powers as are reasonably incidental thereto.

The bank serving as the Administrative Agent hereunder shall have the same rights and powers in its capacity as a Lender as any other Lender and may exercise the same as though it were not the Administrative Agent, and such bank and its Affiliates may accept deposits from, lend money to and generally engage in any kind of business with the Borrower or any Subsidiary or other Affiliate thereof as if it were not the Administrative Agent hereunder.

The Administrative Agent shall not have any duties or obligations except those expressly set forth herein. Without limiting the generality of the foregoing,
(a) the Administrative Agent shall not be subject to any fiduciary or other implied duties, regardless of whether a Default has occurred and is continuing,
(b) the Administrative Agent shall not have any duty to take any discretionary action or exercise any discretionary powers, except discretionary rights and powers expressly contemplated hereby that the Administrative Agent is required to exercise in writing by the Required Lenders (or such other number or percentage of the Lenders as shall be necessary under the circumstances as provided in Section 9.02), and (c) except as expressly set forth herein, the Administrative Agent shall not have any duty to disclose, and shall not be liable for the failure to disclose, any information relating to the Borrower or any of its Subsidiaries that is communicated to or obtained by the bank serving as Administrative Agent or any of its Affiliates in any capacity. The Administrative Agent shall not be liable for any action taken or not taken by it with the consent or at the request of the Required Lenders (or such other number or percentage of the Lenders as shall be necessary under the circumstances as provided in Section 9.02) or in the absence of its own gross negligence or wilful misconduct. The Administrative Agent shall be deemed not to have knowledge of any Default unless and until written notice thereof is given to the Administrative Agent by the Borrower or a Lender, and the Administrative Agent shall not be responsible for or have any duty to ascertain or inquire into (i) any statement, warranty or representation made in or in connection with this Agreement, (ii) the contents of any certificate, report or other document delivered hereunder or in connection herewith, (iii) the performance or observance of any of the covenants, agreements or other terms or conditions set forth herein, (iv) the validity, enforceability, effectiveness or genuineness of this Agreement or any other agreement, instrument or document, or (v) the satisfaction of any condition set forth in Article IV or elsewhere herein, other than to confirm receipt of items expressly required to be delivered to the Administrative Agent. Each party to this Agreement acknowledges that neither the Syndication Agent nor the Documentation Agents shall have any duties,
responsibilities,   obligations  or  authority  under  this  Agreement  in  such capacity.

The Administrative Agent shall be entitled to rely upon, and shall not incur any liability for relying upon, any notice, request, certificate, consent, statement, instrument, document or other writing believed by it to be genuine and to have been signed or sent by the proper Person. The Administrative Agent also may rely upon any statement made to it orally or by telephone and believed by it to be made by the proper Person, and shall not incur any liability for relying thereon. The Administrative Agent may consult with legal counsel (who may be counsel for the Borrower), independent accountants and other experts selected by it, and shall not be liable for any action taken or not taken by it in accordance with the advice of any such counsel, accountants or experts.

The Administrative Agent may perform any and all its duties and exercise its rights and powers by or through any one or more sub-agents appointed by the Administrative Agent. The Administrative Agent and any such sub-agent may perform any and all its duties and exercise its rights and powers through their respective Related Parties. The exculpatory provisions of the preceding paragraphs shall apply to any such sub-agent and to the Related Parties of the Administrative Agent and any such sub-agent, and shall apply to their respective activities in connection with the syndication of the credit facilities provided for herein as well as activities as Administrative Agent.

Subject to the appointment and acceptance of a successor Administrative Agent as provided in this paragraph, the Administrative Agent may resign at any time by notifying the Lenders and the Borrower. Upon any such resignation, the Borrower shall have the right, in consultation with the Required Lenders, to appoint a successor. If no successor shall have been so appointed by the Borrower and shall have accepted such appointment within 30 days after the retiring
Administrative  Agent  gives  notice  of  its  resignation,  then  the  retiring
Administrative Agent may, on behalf of the Lenders, appoint a successor Administrative Agent which shall be a bank with an office in New York, New York, or an Affiliate of any such bank. Upon the acceptance of its appointment as Administrative Agent hereunder by a successor, such successor shall succeed to and become vested with all the rights, powers, privileges and duties of the retiring Administrative Agent, and the retiring Administrative Agent shall be discharged from its duties and obligations hereunder. The fees payable by the Borrower to a successor Administrative Agent shall be the same as those payable to its predecessor unless otherwise agreed between the Borrower and such successor. After the Administrative Agent's resignation hereunder, the provisions of this Article and Section 9.03 shall continue in effect for the benefit of such retiring Administrative Agent, its sub-agents and their respective Related Parties in respect of any actions taken or omitted to be taken by any of them while it was acting as Administrative Agent.

Each Lender acknowledges that it has, independently and without reliance upon the Administrative Agent or any other Lender and based on such documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement. Each Lender also acknowledges that it will, independently and without reliance upon the Administrative Agent or any other Lender and based on such documents and information as it shall from time to time deem appropriate, continue to make its own decisions in taking or not taking action under or based upon this Agreement, any related agreement or any document furnished hereunder or thereunder.

                                   ARTICLE IX
                                 Miscellaneous

SECTION 9.01. Notices. Except in the case of notices and other communications expressly permitted to be given by telephone, all notices and other communications provided for herein shall be in writing and shall be delivered by hand or overnight courier service, mailed by certified or registered mail or sent by telecopy, as follows:

(a) if to the Borrower, to it at Brown-Forman Corporation, 850 Dixie Highway, Louisville, KY 40210, Attention of Treasurer (Telecopy No. (502) 774- 6908), with a copy to the Attention of General Counsel (Telecopy No. (502) 774- 6650);

(b) if to the Administrative Agent, to JPMorgan Chase Bank, Loan and Agency Services Group, One Chase Manhattan Plaza, 8th Floor, New York, New York 10081, Attention of Concetta Prainito (Telecopy No. (212) 552-7500); and

(c) if to any other Lender, to it at its address (or telecopy number) set forth in its Administrative Questionnaire.

Any party hereto may change its address or telecopy number for notices and other communications hereunder by notice to the other parties hereto. All notices and other communications given to any party hereto in accordance with the provisions of this Agreement shall be deemed to have been given on the date of receipt.

SECTION 9.02. Waivers; Amendments. (a) No failure or delay by the Administrative Agent or any Lender in exercising any right or power hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right or power, or any abandonment or discontinuance of steps to enforce such a right or power, preclude any other or further exercise thereof or the exercise of any other right or power. The rights and remedies of the Administrative Agent and the Lenders hereunder are cumulative and are not exclusive of any rights or remedies that they would otherwise have. No waiver of any provision of this Agreement or consent to any departure by the Borrower therefrom shall in any event be effective unless the same shall be permitted by paragraph (b) of this Section, and then such waiver or consent shall be effective only in the specific instance and for the purpose for which given. Without limiting the generality of the foregoing, the making of a Loan shall not be construed as a waiver of any Default, regardless of whether the Administrative Agent or any Lender may have had notice or knowledge of such Default at the time.

(b) Neither this Agreement nor any provision hereof may be waived, amended or modified except pursuant to an agreement or agreements in writing entered into by the Borrower and the Required Lenders or by the Borrower and the Administrative Agent with the consent of the Required Lenders; provided that no such agreement shall (i) increase the Commitment of any Lender without the written consent of such Lender, (ii) reduce the principal amount of any Loan or reduce the rate of interest thereon, or reduce any fees payable hereunder, without the written consent of each Lender affected thereby, (iii) postpone the scheduled date of payment of the principal amount of any Loan, or any interest thereon, or any fees payable hereunder, or reduce the amount of, waive or excuse any such payment, or postpone the scheduled date of expiration of any Commitment, without the written consent of each Lender affected thereby, (iv) change Section 2.07(c) or Section 2.17(b) or (c) in a manner that would alter the pro rata sharing of Commitment reductions or payments required thereby, as the case may be, without the written consent of each Lender affected thereby, or
(v) change any of the provisions of this Section or the definition of "Required Lenders" or any other provision hereof specifying the number or percentage of Lenders required to waive, amend or modify any rights hereunder or make any determination or grant any consent hereunder, without the written consent of each Lender; provided further that no such agreement shall amend, modify or otherwise affect the rights or duties of the Administrative Agent hereunder without the prior written consent of the Administrative Agent.

SECTION 9.03. Expenses; Indemnity; Damage Waiver. (a) The Borrower shall pay (i) all reasonable out-of-pocket expenses incurred by the Administrative Agent and its Affiliates, including the reasonable fees, charges and disbursements of counsel for the Administrative Agent, in connection with the syndication of the credit facilities provided for herein, the preparation and administration of this Agreement or any amendments, modifications or waivers of the provisions hereof (whether or not the transactions contemplated hereby or thereby shall be consummated), and (ii) all out-of-pocket expenses incurred by the Administrative Agent or any Lender, including the reasonable fees, charges and disbursements of any counsel for the Administrative Agent or any Lender, in connection with the lawful enforcement of its rights in connection with this Agreement, including its rights under this Section, or in connection with the Loans made hereunder, including all such out-of-pocket expenses incurred during any workout, restructuring or negotiations in respect of such Loans.

(b) The Borrower shall indemnify the Administrative Agent and each Lender, and each Related Party of any of the foregoing Persons (each such Person being called an "Indemnitee") against, and hold each Indemnitee harmless from, any and all losses, claims, damages, liabilities and related expenses, including the fees, charges and disbursements of any counsel for any Indemnitee, incurred by or asserted against any Indemnitee arising out of, in connection with, or as a result of (i) the execution or delivery of this Agreement or any agreement or instrument contemplated hereby, the performance by the parties hereto of their respective obligations hereunder or the consummation of the Transactions or any other transactions contemplated hereby, (ii) any Loan or the use of the proceeds therefrom, (iii) any actual or alleged presence or release of Hazardous Materials on or from any property owned or operated by the Borrower or any of its Subsidiaries, or any Environmental Liability related in any way to the Borrower or any of its Subsidiaries, or (iv) any actual or prospective claim, litigation, investigation or proceeding relating to any of the foregoing, whether based on contract, tort or any other theory and regardless of whether any Indemnitee is a party thereto; provided that such indemnity shall not, as to any Indemnitee, be available to the extent that such losses, claims, damages, liabilities or related expenses are determined by a court of competent jurisdiction by final and nonappealable judgment to have resulted from the gross negligence or wilful misconduct of such Indemnitee.

(c) To the extent that the Borrower fails to pay any amount required to be paid by it to the Administrative Agent under paragraph (a) or (b) of this Section, each Lender severally agrees to pay to the Administrative Agent such Lender's Applicable Percentage (determined as of the time that the applicable unreimbursed  expense or  indemnity  payment is sought) of such  unpaid  amount;
provided that the unreimbursed expense or indemnified loss, claim, damage, liability or related expense, as the case may be, was incurred by or asserted against the Administrative Agent in its capacity as such.

(d) To the extent permitted by applicable law, the Borrower shall not assert, and hereby waives, any claim against any Indemnitee, on any theory of liability, for special, indirect, consequential or punitive damages (as opposed to direct or actual damages) arising out of, in connection with, or as a result of, this Agreement or any agreement or instrument contemplated hereby, the Transactions, any Loan or the use of the proceeds thereof.

(e) All amounts due under this Section shall be payable promptly after written demand therefor.

SECTION 9.04. Successors and Assigns. (a) The provisions of this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns permitted hereby, except that the Borrower may not assign or otherwise transfer any of its rights or obligations hereunder without the prior written consent of each Lender (and any attempted assignment or transfer by the Borrower without such consent shall be null and void). Nothing in this Agreement, expressed or implied, shall be construed to confer upon any Person (other than the parties hereto, their respective successors and assigns permitted hereby and, to the extent expressly contemplated hereby, the Related Parties of each of the Administrative Agent and the Lenders) any legal or equitable right, remedy or claim under or by reason of this Agreement.

(b) Any Lender may assign to one or more assignees all or a portion of its rights and obligations under this Agreement (including all or a portion of its Commitment and the Loans at the time owing to it); provided that (i) except in the case of an assignment by a Lender to a Lender Affiliate of such Lender, the Administrative Agent must give its prior written consent to such assignment (which consent shall not be unreasonably withheld), (ii) except in the case of an assignment to a Lender or a Lender Affiliate, the Borrower must give its prior written consent to such assignment (which consent shall not be unreasonably withheld), (iii) except in the case of an assignment to a Lender or a Lender Affiliate or an assignment of the entire remaining amount of the assigning Lender's Commitment, the amount of the Commitment of the assigning Lender subject to each such assignment (determined as of the date the Assignment and Acceptance with respect to such assignment is delivered to the Administrative Agent) shall not be less than $5,000,000 unless each of the Borrower and the Administrative Agent otherwise consent, (iv) each partial assignment shall be made as an assignment of a proportionate part of all the assigning Lender's rights and obligations under this Agreement, except that this clause (iv) shall not apply to rights in respect of outstanding Competitive Loans, (v) the parties to each assignment shall execute and deliver to the Administrative Agent an Assignment and Acceptance, together with a processing and recordation fee of $3,500, and (vi) the assignee, if it shall not be a Lender, shall deliver to the Administrative Agent an Administrative Questionnaire; and provided further that any consent of the Borrower otherwise required under this paragraph shall not be required if an Event of Default under clause (h) or (i) of Article VII has occurred and is continuing. Subject to acceptance and recording thereof pursuant to paragraph (d) of this Section, from and after the effective date specified in each Assignment and Acceptance the assignee thereunder shall be a party hereto and, to the extent of the interest assigned by such Assignment and Acceptance, have the rights and obligations of a Lender under this Agreement, and the assigning Lender thereunder shall, to the extent of the interest assigned by such Assignment and Acceptance, be released from its obligations under this Agreement (and, in the case of an Assignment and Acceptance covering all of the assigning Lender's rights and obligations under this Agreement, such Lender shall cease to be a party hereto but shall continue to be entitled to the benefits of Sections 2.14, 2.15, 2.16 and 9.03). Any assignment or transfer by a Lender of rights or obligations under this Agreement that does not comply with this paragraph shall be treated for purposes of this Agreement as a sale by such Lender of a participation in such rights and obligations in accordance with paragraph (e) of this Section.

(c) The Administrative Agent, acting for this purpose as an agent of the Borrower, shall maintain at one of its offices in The City of New York a copy of each Assignment and Acceptance delivered to it and a register for the recordation of the names and addresses of the Lenders, and the Commitment of, and principal amount of the Loans owing to, each Lender pursuant to the terms hereof from time to time (the "Register"). The entries in the Register shall be conclusive, and the Borrower, the Administrative Agent and the Lenders may treat each Person whose name is recorded in the Register pursuant to the terms hereof as a Lender hereunder for all purposes of this Agreement, notwithstanding notice to the contrary. The Register shall be available for inspection by the Borrower and any Lender, at any reasonable time and from time to time upon reasonable prior notice.

(d) Upon its receipt of a duly completed Assignment and Acceptance executed by an assigning Lender and an assignee, the assignee's completed Administrative Questionnaire (unless the assignee shall already be a Lender hereunder), the processing and recordation fee referred to in paragraph (b) of this Section and any written consent to such assignment required by paragraph (b) of this Section, the Administrative Agent shall accept such Assignment and Acceptance and record the information contained therein in the Register. No assignment shall be effective for purposes of this Agreement unless it has been recorded in the Register as provided in this paragraph.

(e) Any Lender may, without the consent of the Borrower or the Administrative Agent, sell participations to one or more banks or other entities (a "Participant") in all or a portion of such Lender's rights and/or obligations under this Agreement (including all or a portion of its Commitment and the Loans owing to it); provided that (i) such Lender's obligations under this Agreement shall remain unchanged, (ii) such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations and (iii) the Borrower, the Administrative Agent and the other Lenders shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this Agreement. Any agreement or instrument pursuant to which a Lender sells such a participation shall provide that such Lender shall retain the sole right to enforce this Agreement and to approve any amendment, modification or waiver of any provision of this Agreement; provided that such agreement or instrument may provide that such Lender will not, without the consent of the Participant, agree to any amendment, modification or waiver described in the first proviso to Section 9.02(b) that affects such Participant. Subject to paragraph (f) of this Section, the Borrower agrees that each Participant shall be entitled to the benefits of Sections 2.14, 2.15 and 2.16 to the same extent as if it were a Lender and had acquired its interest by assignment pursuant to paragraph (b) of this Section. To the extent permitted by law and if prior written notice of the sale of the participation to the Participant is provided to the Borrower, each Participant also shall be entitled to the benefits of Section 9.08 as though it were a Lender, provided such Participant agrees to be subject to Section 2.17(c) as though it were a Lender.

(f) A  Participant  shall not be entitled to receive any greater  payment  under
Section 2.14 or 2.16 than the applicable Lender would have been entitled to receive with respect to the participation sold to such Participant, unless the sale of the participation to such Participant is made with the Borrower's prior written consent. A Participant that would be a Foreign Lender if it were a Lender shall not be entitled to the benefits of Section 2.16 unless the Borrower is notified of the participation sold to such Participant and such Participant agrees, for the benefit of the Borrower, to comply with Section 2.16(e) as though it were a Lender.

(g) Any Lender may at any time pledge or assign a security interest in all or any portion of its rights under this Agreement to secure obligations of such Lender, including any pledge or assignment to secure obligations to a Federal Reserve Bank, and this Section shall not apply to any such pledge or assignment of a security interest; provided that no such pledge or assignment of a security interest shall release a Lender from any of its obligations hereunder or substitute any such pledgee or assignee for such Lender as a party hereto.

SECTION 9.05. Survival. All covenants, agreements, representations and warranties made by the Borrower herein and in the certificates or other instruments delivered in connection with or pursuant to this Agreement shall be considered to have been relied upon by the other parties hereto and shall survive the execution and delivery of this Agreement and the making of any Loans, regardless of any investigation made by any such other party or on its behalf and notwithstanding that the Administrative Agent or any Lender may have had notice or knowledge of any Default or incorrect representation or warranty at the time any credit is extended hereunder, and shall continue in full force and effect as long as the principal of or any accrued interest on any Loan or any fee or any other amount payable under this Agreement is outstanding and unpaid and so long as the Commitments have not expired or terminated. The provisions of Sections 2.14, 2.15, 2.16 and 9.03 and Article VIII shall survive and remain in full force and effect regardless of the consummation of the transactions contemplated hereby, the repayment of the Loans, the expiration or termination of the Commitments or the termination of this Agreement or any provision hereof.

SECTION 9.06. Counterparts;  Integration;  Effectiveness.  This Agreement may be
executed in counterparts (and by different parties hereto on different counterparts), each of which shall constitute an original, but all of which when taken together shall constitute a single contract. This Agreement and any separate letter agreements with respect to fees payable to the Administrative Agent constitute the entire contract among the parties relating to the subject matter hereof and supersede any and all previous agreements and understandings, oral or written, relating to the subject matter hereof. Except as provided in
Section 4.01, this Agreement shall become effective when it shall have been executed by the Administrative Agent and when the Administrative Agent shall have received counterparts hereof which, when taken together, bear the signatures of each of the other parties hereto, and thereafter shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns. Delivery of an executed counterpart of a signature page of this Agreement by telecopy shall be effective as delivery of a manually executed counterpart of this Agreement.

SECTION 9.07. Severability. Any provision of this Agreement held to be invalid, illegal or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such invalidity, illegality or unenforceability without affecting the validity, legality and enforceability of the remaining provisions hereof; and the invalidity of a particular provision in a particular jurisdiction shall not invalidate such provision in any other jurisdiction.

SECTION 9.08. Right of Setoff. If an Event of Default shall have occurred and be continuing, each Lender and each of its Affiliates is hereby authorized at any time and from time to time, to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other obligations at any time owing by such Lender or Affiliate to or for the credit or the account of the Borrower against any of and all the obligations of the Borrower now or hereafter existing under this Agreement held by such Lender, irrespective of whether or not such Lender shall have made any demand under this Agreement and although such obligations may be unmatured. The rights of each Lender under this Section are in addition to other rights and remedies (including other rights of setoff) which such Lender may have.

SECTION 9.09. Governing Law; Jurisdiction; Consent to Service of Process. (a) This Agreement shall be construed in accordance with and governed by the law of the State of New York.

(b) The Borrower hereby irrevocably and unconditionally submits, for itself and its property, to the nonexclusive jurisdiction of the Supreme Court of the State of New York sitting in New York County and of the United States District Court of the Southern District of New York, and any appellate court from any thereof, in any action or proceeding arising out of or relating to this Agreement, or for recognition or enforcement of any judgment, and each of the parties hereto hereby irrevocably and unconditionally agrees that all claims in respect of any such action or proceeding may be heard and determined in such New York State or, to the extent permitted by law, in such Federal court. Each of the parties hereto agrees that a final judgment in any such action or proceeding shall be conclusive and may be enforced in other jurisdictions by suit on the judgment or in any other manner provided by law. Nothing in this Agreement shall affect any right that the Administrative Agent or any Lender may otherwise have to bring any action or proceeding relating to this Agreement against the Borrower or its properties in the courts of any jurisdiction.

(c) The Borrower hereby irrevocably and unconditionally waives, to the fullest extent it may legally and effectively do so, any objection which it may now or hereafter have to the laying of venue of any suit, action or proceeding arising out of or relating to this Agreement in any court referred to in paragraph (b) of this Section. Each of the parties hereto hereby irrevocably waives, to the fullest extent permitted by law, the defense of an inconvenient forum to the maintenance of such action or proceeding in any such court.

(d) Each party to this Agreement irrevocably consents to service of process in the manner provided for notices in Section 9.01. Nothing in this Agreement will affect the right of any party to this Agreement to serve process in any other manner permitted by law.

SECTION 9.10. WAIVER OF JURY TRIAL. EACH PARTY HERETO HEREBY WAIVES, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, ANY RIGHT IT MAY HAVE TO A TRIAL BY JURY IN ANY LEGAL PROCEEDING DIRECTLY OR INDIRECTLY ARISING OUT OF OR RELATING TO THIS AGREEMENT OR THE TRANSACTIONS CONTEMPLATED HEREBY (WHETHER BASED ON CONTRACT, TORT OR ANY OTHER THEORY). EACH PARTY HERETO (A) CERTIFIES THAT NO REPRESENTATIVE, AGENT OR ATTORNEY OF ANY OTHER PARTY HAS REPRESENTED, EXPRESSLY OR OTHERWISE, THAT SUCH OTHER PARTY WOULD NOT, IN THE EVENT OF LITIGATION, SEEK TO ENFORCE THE FOREGOING WAIVER AND (B) ACKNOWLEDGES THAT IT AND THE OTHER PARTIES HERETO HAVE BEEN INDUCED TO ENTER INTO THIS AGREEMENT BY, AMONG OTHER THINGS, THE MUTUAL WAIVERS AND CERTIFICATIONS IN THIS SECTION.

SECTION 9.11. Headings. Article and Section headings and the Table of Contents used herein are for convenience of reference only, are not part of this
Agreement and shall not affect the construction of, or be taken into consideration in interpreting, this Agreement.

SECTION 9.12. Confidentiality. Each of the Administrative Agent and the Lenders agrees to maintain the confidentiality of the Information (as defined below), except that Information may be disclosed (a) to its and its Affiliates' directors, officers, employees and agents, including accountants, legal counsel and other advisors (it being understood that the Persons to whom such disclosure is made will be informed of the confidential nature of such Information and instructed to keep such Information confidential), (b) to the extent requested by any bank regulatory authority, (c) to the extent required by applicable laws or regulations or by any subpoena or similar legal process (but only after giving prompt written notice to the Borrower, to the extent permitted by law, of any such requirement or request so that the Borrower may seek a protective order or other appropriate remedy and/or waive compliance with this Section), (d) to any other party to this Agreement, (e) in connection with the exercise of any remedies hereunder or any suit, action or proceeding relating to this Agreement or the enforcement of rights hereunder, (f) subject to an agreement containing provisions substantially the same as those of this Section, to any assignee of or Participant in, or any prospective assignee of or Participant in, any of its rights or obligations under this Agreement, (g) with the consent of the Borrower or (h) to the extent such Information (i) becomes publicly available other than as a result of a breach of this Section or (ii) becomes available to the Administrative Agent or any Lender on a nonconfidential basis from a source other than the Borrower. For the purposes of this Section, "Information" means all information received from the Borrower relating to the Borrower or its business, other than any such information that is available to the Administrative Agent or any Lender on a nonconfidential basis prior to disclosure by the Borrower; provided that, in the case of information received from the Borrower after the date hereof, such information is clearly identified at the time of delivery as confidential. Any Person required to maintain the confidentiality of Information as provided in this Section shall be considered to have complied with its obligation to do so if such Person has exercised the same degree of care to maintain the confidentiality of such Information as such Person would accord to its own confidential information. Notwithstanding anything herein to the contrary, any Lender (and any employee, representative or other agent of such Lender) may disclose to any and all persons, without limitation of any kind, such Lender's U.S. federal income tax treatment and the U.S. federal income tax structure of the transactions contemplated hereby relating to such Lender and all materials of any kind (including opinions or other tax analyses) that are provided to it relating to such tax treatment and tax structure. However, no disclosure of any information relating to such tax treatment or tax structure may be made to the extent nondisclosure is reasonably necessary in order to comply with applicable securities laws.

SECTION 9.13. Interest Rate Limitation. Notwithstanding anything herein to the contrary, if at any time the interest rate applicable to any Loan, together with all fees, charges and other amounts which are treated as interest on such Loan under applicable law (collectively the "Charges"), shall exceed the maximum lawful rate (the "Maximum Rate") which may be contracted for, charged, taken, received or reserved by the Lender holding such Loan in accordance with applicable law, the rate of interest payable in respect of such Loan hereunder, together with all Charges payable in respect thereof, shall be limited to the Maximum Rate and, to the extent lawful, the interest and Charges that would have been payable in respect of such Loan but were not payable as a result of the operation of this Section shall be cumulated and the interest and Charges payable to such Lender in respect of other Loans or periods shall be increased (but not above the Maximum Rate therefor) until such cumulated amount, together with interest thereon at the Federal Funds Effective Rate to the date of repayment, shall have been received by such Lender.

SECTION 9.14. USA Patriot Act. Each Lender hereby notifies the Borrower that pursuant to the requirements of the USA Patriot Act, it is required to obtain, verify and record information that identifies the Borrower, which information includes the name and address of the Borrower and other information that will allow such Lender to identify the Borrower in accordance with the USA Patriot Act.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed by their respective authorized officers as of the day and year first above written.


BROWN-FORMAN CORPORATION,
by /S/Meredith M. Parente
Name: Meredith M. Parente
Title:  Vice President and Treasurer

by /S/Roger D. Shannon
Name: Roger D. Shannon
Title:  Assistant Vice President and
Assistant Treasurer


JPMORGAN CHASE BANK, individually and as
Administrative Agent,
by /S/Thomas T. Hou
Name: Thomas T. Hou
Title:  Vice President


BANK OF AMERICA, N.A., individually and as
Syndication Agent,
by /S/David L. Catherall
Name: David L. Catherall
Title:  Vice President


Name of Institution: Citibank NA
by  /S/Andrew Krueger
Name: Andrew Krueger
Title: Vice President


Name of Institution: HSBC Bank USA, National Association
by  /S/Johan Sorensson
Name: Johan Sorensson
Title: Senior Vice President


Name of Institution: National City Bank of Kentucky
by  /S/Deroy Scott
Name: Deroy Scott
Title: Senior Vice President


Name of Institution: SunTrust Bank
by  /S/Anson M. Lewis
Name: Anson M. Lewis
Title: Banking Officer


Name of Institution: Wachovia Bank, National Association
by  /S/Beth Rue
Name: Beth Rue
Title: AVP


Name of Institution: U.S. Bank National Association
by  /S/David A. Wombwell
Name: David Wombwell
Title: Sr. Vice President


Name of Institution: Fifth Third Bank
by  /S/Jeff Goodwin
Name: Jeff Goodwin
Title: Vice President


Name of Institution: Cooperative Centrale Raiffeisen-Boerenleenbank B.A. "Rabobank International", New York Branch
by  /S/Tamira Treffers Herrera
Name: Tamira Treffers Herrera
Title: Executive Director

by  /S/Brett Delfino
Name: Brett Delfino
Title: Executive Director



Name of Institution: UniCredit S.p.A. New York Branch
by  /S/Luciano Cenedese
Name: Luciano Cenedese
Title: First Vice President

by  /S/Charles Michael
Name: Charles Michael
Title: Vice President

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



Date:   September 1, 2004                      By:  /s/ Owsley Brown II
                                                Owsley Brown II
                                                Chief Executive Officer

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



Date:   September 2, 2004                      By:  /s/ Phoebe A. Wood
                                                Phoebe A. Wood
                                                Chief Financial Officer

                                                                     Exhibit 32

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Brown-Forman Corporation ("the Company") on Form 10-Q for the period ended July 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in the capacity as an officer of the Company, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:   September 1, 2004                       By:  /s/ Owsley Brown II
                                                Owsley Brown II
                                                Chief Executive Officer
                                                 and Chairman



Date:   September 2, 2004                       By:  /s/ Phoebe A. Wood
                                                Phoebe A. Wood
                                                Executive Vice President
                                                 and Chief Financial Officer



A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

This certificate is being furnished solely for purposes of Section 906 and is not being filed as part of the Periodic Report.