Form 10-Q
period 2004-10-31
BROWN FORMAN CORP
filed 2004-12-02
CIK 14693

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

  |X|      QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended OCTOBER 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: November 30, 2004

      Class A Common Stock ($.15 par value, voting)             56,782,037
      Class B Common Stock ($.15 par value, nonvoting)          65,003,823

                            BROWN-FORMAN CORPORATION
                       Index to Quarterly Report Form 10-Q


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                Page

          Condensed Consolidated Statement of Income
             Three months ended October 31, 2003 and 2004                3
             Six months ended October 31, 2003 and 2004                  3

          Condensed Consolidated Balance Sheet
             April 30, 2004 and October 31, 2004                         4

          Condensed Consolidated Statement of Cash Flows
             Six months ended October 31, 2003 and 2004                  5

          Notes to the Condensed Consolidated Financial Statements       6 - 11


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 12 - 19

Item 3.  Quantitative and Qualitative Disclosures about Market Risk     19

Item 4.  Controls and Procedures                                        19


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                              20 - 21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds    21

Item 6.  Exhibits                                                       21

Signatures                                                              22

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                            BROWN-FORMAN CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

                                    Three Months Ended       Six Months Ended
                                        October 31,             October 31,
                                     2003        2004        2003         2004
                                   -------     -------     --------     --------

Net sales                          $ 724.5     $ 779.7     $1,256.2     $1,357.7
Excise taxes                          98.1       109.6        169.9        191.6
Cost of sales                        262.3       269.2        450.8        467.6
                                   -------     -------     --------     --------
      Gross profit                   364.1       400.9        635.5        698.5

Advertising expenses                  95.0       101.4        172.5        182.0
Selling, general, and
 administrative expenses             131.7       139.4        260.9        272.7
Other expense (income), net           (1.4)        1.1         11.2          2.0
                                   -------     -------     --------     --------
   Operating income                  138.8       159.0        190.9        241.8

Interest income                        0.5         0.4          0.9          0.8
Interest expense                       5.6         5.1         10.9         10.3
                                   -------     -------     --------     --------
   Income before income taxes        133.7       154.3        180.9        232.3

Taxes on income                       45.5        51.7         61.5         77.8
                                   -------     -------     --------     --------
   Net income                      $  88.2     $ 102.6     $  119.4     $  154.5
                                   =======     =======     ========     ========

Earnings per share
 - Basic                           $  0.73     $  0.84     $   0.98     $   1.27
 - Diluted                         $  0.72     $  0.84     $   0.98     $   1.26


Shares (in thousands) used in the
calculation of earnings per share
 - Basic                           121,315     121,737      121,266      121,708
 - Diluted                         121,841     122,417      121,774      122,409


Cash dividends per common share
 - Declared                        $0.0000     $0.0000     $ 0.3750     $ 0.4250
 - Paid                            $0.1875     $0.2125     $ 0.3750     $ 0.4250



See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                                  April 30,          October 31,
                                                    2004                2004
                                                                     (Unaudited)
                                                  --------             --------
Assets
------
Cash and cash equivalents                         $   67.7             $   85.8
Accounts receivable, net                             348.6                488.7
Inventories:
   Barreled whiskey                                  217.9                225.5
   Finished goods                                    185.4                217.6
   Work in process                                   111.0                107.2
   Raw materials and supplies                         42.9                 51.4
                                                  --------             --------
      Total inventories                              557.2                601.7

Current portion of deferred income taxes              66.9                 66.9
Other current assets                                  43.1                 32.9
                                                  --------             --------
   Total current assets                            1,083.5              1,276.0

Property, plant and equipment, net                   515.2                507.6
Prepaid pension cost                                 118.2                118.6
Investment in affiliates                              44.6                 46.5
Trademarks and brand names                           246.6                249.1
Goodwill                                             314.6                318.4
Other assets                                          53.3                 47.5
                                                  --------             --------
   Total assets                                   $2,376.0             $2,563.7
                                                  ========             ========
Liabilities
-----------
Commercial paper                                  $   49.5             $   26.8
Accounts payable and accrued expenses                271.5                344.9
Current portion of long-term debt                      --                  30.0
Accrued taxes on income                               48.0                 82.0
                                                  --------             --------
   Total current liabilities                         369.0                483.7

Long-term debt                                       630.0                601.1
Deferred income taxes                                122.2                100.5
Accrued pension and other
 postretirement benefits                             136.7                141.3
Other liabilities                                     33.0                 34.3
                                                  --------             --------
   Total liabilities                               1,290.9              1,360.9

Commitments and contingencies

Stockholders' Equity
--------------------
Common stock:
   Class A, voting (57,000,000 shares
    authorized; 56,841,000 shares issued)              8.5                  8.5
   Class B, nonvoting (100,000,000 shares
    authorized; 69,188,000 shares issued)             10.4                 10.4
Retained earnings                                  1,236.2              1,340.2
Accumulated other comprehensive loss                 (14.3)                (4.7)
Treasury stock (4,441,000 and 4,245,000 shares
 at April 30 and October 31, respectively)          (155.7)              (151.6)
                                                  --------             --------
   Total stockholders' equity                      1,085.1              1,202.8
                                                  --------             --------
   Total liabilities and stockholders' equity     $2,376.0             $2,563.7
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

                            BROWN-FORMAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
          (In millions; amounts in parentheses are reductions of cash)

                                                          Six Months Ended
                                                             October 31,
                                                     2003                 2004
                                                   -------              -------
Cash flows from operating activities:
   Net income                                      $ 119.4              $ 154.5
   Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Depreciation                                    27.4                 28.9
      Deferred income taxes                           (3.9)               (21.7)
   Changes in assets and liabilities:
      Accounts receivable                           (106.6)              (140.1)
      Inventories                                    (41.2)               (44.5)
      Other current assets                             0.4                 10.2
      Accounts payable and accrued expenses           38.2                 73.4
      Accrued taxes on income                         14.8                 34.0
      Noncurrent assets and liabilities                6.9                 17.7
                                                   -------              -------
         Cash provided by operating activities        55.4                112.4

Cash flows from investing activities:
   Additions to property, plant, and equipment       (29.1)               (21.5)
   Computer software expenditures                     (2.1)                (1.4)
   Trademark and patent expenditures                  (1.1)                (0.3)
                                                   -------              -------
         Cash used for investing activities          (32.3)               (23.2)

Cash flows from financing activities:
   Net change in commercial paper                     26.7                (22.7)
   Proceeds from long-term debt                        --                   0.5
   Reduction of long-term debt                        (7.4)                 --
   Proceeds from exercise of stock options             5.6                  5.7
   Acquisition of treasury stock                       --                  (2.9)
   Dividends paid                                    (45.5)               (51.7)
                                                   -------              -------
         Cash used for financing activities          (20.6)               (71.1)
                                                   -------              -------
Net increase in cash and cash equivalents              2.5                 18.1

Cash and cash equivalents, beginning of period        72.0                 67.7
                                                   -------              -------
Cash and cash equivalents, end of period           $  74.5              $  85.8
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

                            BROWN-FORMAN CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

In these notes, "we," "us," and "our" refer to Brown-Forman Corporation.

1.   Condensed Consolidated Financial Statements

We prepared these unaudited condensed consolidated financial statements using our customary accounting practices as set out in our 2004 annual report on Form 10-K (the "2004 Annual Report"). We made all of the adjustments (which include only normal, recurring adjustments) needed for a fair statement of this data.

We condensed or omitted some of the information found in financial statements prepared according to generally accepted accounting principles ("GAAP"). You should read these financial statements together with the 2004 Annual Report, which does conform to GAAP.

2.   Inventories

We use the last-in, first-out ("LIFO") method to determine the cost of most of our inventories. If the LIFO method had not been used, inventories at current cost would have been $145.6 million higher than reported as of April 30, 2004, and $150.3 million higher than reported as of October 31, 2004. Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

3.   Taxes on Income

Our consolidated effective tax rate may differ from current statutory rates due to the recognition of amounts for events or transactions that do not have tax consequences. We use the estimated annual effective tax rate in determining our interim results.

4.   Earnings Per Share

Basic earnings per share is calculated as net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated in the same manner, except that the denominator also includes additional common shares that would have been issued if outstanding stock options had been exercised during the period. The dilutive effect of outstanding stock options is determined by application of the treasury stock method. Stock options for approximately 1.7 million common shares have been excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of the shares.

The following table presents information concerning basic and diluted earnings per share:

                                     Three Months Ended       Six Months Ended
                                        October 31,             October 31,
                                      2003       2004         2003         2004
                                     ------     ------       ------       ------
Basic and diluted
 net income (in millions)            $ 88.2     $102.6       $119.4       $154.5

Share data (in thousands):
   Basic average common
    shares outstanding              121,315    121,737      121,266      121,708
   Effect of dilutive
    stock options                       526        680          508          701
                                     ------     ------       ------       ------
   Diluted average common
    shares outstanding              121,841    122,417      121,774      122,409

Basic net income per share            $0.73      $0.84        $0.98        $1.27
Diluted net income per share          $0.72      $0.84        $0.98        $1.26


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

(Dollars in millions, except per share amounts)

                                     Three Months Ended       Six Months Ended
                                        October 31,              October 31,
                                      2003       2004          2003       2004
                                     ------     ------        ------     ------
Net income, as reported              $ 88.2     $102.6        $119.4     $154.5
Stock-based employee compensation
 expense determined under fair
 value based method, net of tax        (1.0)      (1.2)         (1.7)      (1.9)
                                     ------     ------        ------     ------
   Pro forma net income              $ 87.2     $101.4        $117.7     $152.6
                                     ======     ======        ======     ======
Earnings per share - pro forma:
   Basic                              $0.72      $0.83         $0.97      $1.25
   Diluted                            $0.72      $0.83         $0.97      $1.25

Earnings per share - as reported:
   Basic                              $0.73      $0.84         $0.98      $1.27
   Diluted                            $0.72      $0.84         $0.98      $1.26

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

8.   Pension and Other Postretirement Benefits

The following table shows the components of the pension and other postretirement benefit expense recognized during the periods covered by this report:

(Dollars in millions)                  Three Months Ended       Six Months Ended
                                           October 31,             October 31,
                                        2003        2004        2003       2004
                                       -----       -----       -----      -----
Pension Benefits:
   Service cost                         $ 3.6      $ 4.2       $ 7.1      $ 8.3
   Interest cost                          7.1        7.5        14.3       15.0
   Expected return on plan assets       (11.0)     (10.8)      (22.0)     (21.6)
   Amortization of:
     Unrecognized prior service cost      0.3        0.2         0.6        0.5
     Unrecognized net loss (gain)         0.2        1.1         0.4        2.2
     Unrecognized transition asset       (0.4)        --        (0.7)        --
                                        -----      -----       -----      -----
   Net expense (income)                 $(0.2)     $ 2.2       $(0.3)     $ 4.4
                                        =====      =====       =====      =====

Other Postretirement Benefits:
   Service cost                         $ 0.5      $ 0.4       $ 1.0      $ 0.9
   Interest cost                          1.2        1.0         2.5        2.0
   Amortization of:
     Unrecognized prior service cost      0.1        0.1         0.1        0.1
     Unrecognized net loss (gain)         0.3         --         0.5         --
                                        -----      -----       -----      -----
   Net expense                          $ 2.1      $ 1.5       $ 4.1      $ 3.0
                                        =====      =====       =====      =====

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was enacted in December 2003. The Act provides a federal subsidy to plan sponsors for certain qualifying prescription drug benefits covered under the sponsor's postretirement medical benefit plans. We estimate that the subsidy has reduced our postretirement medical benefit obligation by $16 million. The postretirement medical expense recognized during the three months ended October 31, 2004 includes a subsidy-related reduction of $0.6 million ($0.1 million of service cost, $0.3 million of interest cost, and $0.2 million of amortization of gain). The postretirement medical expense recognized during the six months ended October 31, 2004 includes a subsidy-related reduction of $1.2 million ($0.3 million of service cost, $0.5 million of interest cost, and $0.4 million of amortization of gain).

9.   Business Segment Information

(Dollars in millions)              Three Months Ended       Six Months Ended
                                       October 31,             October 31,
                                     2003       2004        2003         2004
                                    ------     ------     --------     --------
Net sales:
   Beverages                        $543.9     $619.4     $  966.7     $1,094.0
   Consumer Durables                 180.6      160.3        289.5        263.7
                                    ------     ------     --------     --------
      Consolidated net sales        $724.5     $779.7     $1,256.2     $1,357.7
                                    ======     ======     ========     ========

Operating income (loss):
   Beverages                        $119.8     $145.6     $  183.9     $  243.3
   Consumer Durables                  19.0       13.4          7.0         (1.5)
                                    ------     ------     --------     --------
                                     138.8      159.0        190.9        241.8
Interest expense, net                  5.1        4.7         10.0          9.5
                                    ------     ------     --------     --------
    Income before income taxes      $133.7     $154.3     $  180.9     $  232.3
                                    ======     ======     ========     ========


                                                        Consumer
                                          Beverages     Durables       Total
                                          ---------     --------       ------
Goodwill:
   Balance as of April 30, 2004            $184.3        $130.3        $314.6
   Foreign currency translation
     adjustment                               3.8          --             3.8
                                           ------        ------        ------
   Balance as of October 31, 2004          $188.1        $130.3        $318.4
                                           ======        ======        ======


10.   Comprehensive Income

Comprehensive income is a broad measure of the effects of all transactions and events (other than investments by or distributions to shareholders) that are recognized in stockholders' equity, regardless of whether those transactions and events are included in net income. The following table adjusts the company's net income for the other items included in comprehensive income:


(Dollars in millions)               Three Months Ended      Six Months Ended
                                        October 31,            October 31,
                                      2003       2004       2003         2004
                                     ------     ------     ------       ------
Net income                           $ 88.2     $102.6     $119.4       $154.5
Other comprehensive income (loss):
 Net gain (loss) on cash flow hedges   (0.7)      (1.9)       0.1         (3.0)
 Net gain (loss) on securities         (0.1)      (0.3)       0.2         (0.2)
 Foreign currency translation
  adjustment                            4.9        9.9        7.7         12.8
                                     ------     ------     ------       ------
Other comprehensive income              4.1        7.7        8.0          9.6
                                     ------     ------     ------       ------
   Comprehensive income              $ 92.3     $110.3     $127.4       $164.1
                                     ======     ======     ======       ======

Accumulated other comprehensive loss (income) consisted of the following:

(Dollars in millions)                           April 30,      October 31,
                                                  2004            2004
                                                 ------          ------
Pension liability adjustment                     $ 31.8          $ 31.8
Cumulative translation adjustment                 (15.5)          (28.3)
Unrealized (gain) loss on
 cash flow hedge contracts                         (1.6)            1.4
Unrealized gain on securities                      (0.4)           (0.2)
                                                 ------          ------
                                                 $ 14.3          $  4.7
                                                 ======          ======


11.  Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.


12.  Subsequent Event

In November, we reached an agreement with the Altia Corporation of Finland ("Altia") to acquire the remaining 20% of the capital stock of Finlandia Vodka Worldwide Ltd. ("FVW") for 46.8 million euros (approximately $62 million at the current exchange rate). As previously disclosed, we acquired 45% of FVW in 2000 and an additional 35% in 2002. The 2002 acquisition agreement granted Altia an option to require Brown-Forman to buy its remaining interest in FVW during a two-year window beginning December 31, 2004. The new transaction reflects Altia's exercise of that option. Closing is expected to occur during the company's third quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis along with our 2004 Annual Report. Note that the results of operations for the six months ended October 31, 2004 do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, "we," "us," "our," and "the company" refer to Brown-Forman Corporation.

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

Results of Operations:
Second Quarter Fiscal 2005 Compared to Second Quarter Fiscal 2004

Here is a summary of our operating performance (expressed in millions, except percentage and per share amounts):

                                             Three Months Ended
                                                 October 31,
                                            2003             2004         Change
                                           ------           ------        ------
Net Sales:
   Beverages                               $543.9           $619.4          14%
   Consumer Durables                        180.6            160.3         (11%)
                                           ------           ------
      Total                                $724.5           $779.7           8%

Gross Profit:
   Beverages                               $279.0           $326.9          17%
   Consumer Durables                         85.1             74.0         (13%)
                                           ------           ------
      Total                                $364.1           $400.9          10%

Advertising Expenses:
   Beverages                               $ 72.1           $ 80.9          12%
   Consumer Durables                         22.9             20.5         (11%)
                                           ------           ------
      Total                                $ 95.0           $101.4           7%

SG&A Expenses:
   Beverages                               $ 90.1           $100.9          12%
   Consumer Durables                         41.6             38.5          (7%)
                                           ------           ------
      Total                                $131.7           $139.4           6%

Other Expense (Income):
   Beverages                               $ (3.1)          $ (0.5)
   Consumer Durables                          1.7              1.6
                                           ------           ------
      Total                                $ (1.4)          $  1.1

Operating Income:
   Beverages                               $119.8           $145.6          22%
   Consumer Durables                         19.0             13.4         (30%)
                                           ------           ------
      Total                                $138.8           $159.0          15%

Net Income                                 $ 88.2           $102.6          16%

Earnings per Share - Basic                 $ 0.73           $ 0.84          16%
Earnings per Share - Diluted               $ 0.72           $ 0.84          16%

Effective Tax Rate                           34.0%            33.5%

Diluted earnings per share for the second quarter ended October 31, 2004 were $0.84, up 16% from the same period last year. The increase in quarterly earnings was driven by excellent underlying profit growth from the company's premium spirits portfolio, led by the strongest performance by Jack Daniel's Tennessee Whiskey in many years, and benefits from a weaker U.S. dollar. Partially offsetting these gains were lower profits from the company's portfolio of wine brands, softness in the Consumer Durables segment, and incremental operating expenses in the Beverage segment.

In addition to the impact of favorable foreign exchange, earnings growth in the quarter was affected by a net increase in global trade inventories for the company's premium spirits brands, introductory spending behind the company's new low-carbohydrate wine products, incremental pension expense, and third party advisory fees related to the prospective sale of the company's interest in Glenmorangie plc. Excluding these factors, the company's quarterly earnings per share grew 7%, as follows:

   Reported EPS growth                            16%

   Adjustments:
      Favorable foreign exchange                 (10%)
      Net increase in trade inventories           (4%)
      Other, from above                            5%
                                                 -----
   Adjusted EPS growth                             7%*
                                                 =====
        *Beverages +11%; Consumer Durables (4%)

We believe that disclosing the adjusted EPS growth of 7% is useful because it is a more accurate reflection of the ongoing operating performance of the company.

Beverages

In the second quarter, Beverages segment revenue increased 14% and gross profit increased 17%, fueled by volume growth and margin improvement for Jack Daniel's, favorable foreign exchange rates, and an increase in global trade inventories for the company's premium spirits brands. Advertising expenses were up 12% in the quarter, due to increased investments behind the segment's premium spirits brands designed to take advantage of the increasingly favorable consumer environment for distilled spirits, particularly in the U.S., and spending to support the segment's new low-carbohydrate wine brands. SG&A expenses were up 12%, as the segment recorded higher compensation expenses, incremental pension expenses and the Glenmorangie transaction fees. Overall Beverages segment operating income was up 22% for the quarter. Adjusting for the impact of foreign exchange, higher net trade inventories for premium spirits, introductory advertising investments behind the company's low-carbohydrate wine brands, incremental pension expenses, and Glenmorangie transaction fees, Beverages segment operating income grew 10% for the quarter.

   Reported operating income growth               22%

   Adjustments:
      Favorable foreign exchange                 (11%)
      Net increase in trade inventories           (5%)
      Other, from above                            4%
                                                 -----
   Adjusted operating income growth               10%
                                                 =====

Global depletions for Jack Daniel's increased in the high single digits for the quarter, reflecting growth in nearly all markets, but most notably in the U.S., United Kingdom, Germany, South Africa, and China. (Depletions are shipments from wholesale distributors to retailers, and are commonly regarded in the wine and spirits industry as an approximate measure of consumer demand.) Shipment growth for the brand was several percentage points higher than the quarter's depletion growth, primarily as a result of distributors and importers increasing their inventory positions more than expected in advance of the holiday season and changes in distributor buying patterns in a few markets. In addition to higher shipment volumes, Jack Daniel's global profitability was boosted by favorable foreign exchange and underlying margin improvement. Jack Daniel's last six and twelve month volume growth represents the best performance by the brand in many years, and it has been driven by strong, consistent brand investment, excellent marketing programs, and focused sales support in an environment that is very favorable for premium spirits brands. Jack Daniel's remains the company's single most important brand and its continued growth is the company's top strategic priority.

Worldwide depletions for Southern Comfort grew in the low single digits for the quarter, led by solid performance in the U.S. and Germany. Global depletions for Finlandia Vodka were up in the mid single digits for the quarter, fueled by increases in the U.S. and Poland, the brand's largest markets. Depletions for Jack Daniel's ready-to-drink products reflected solid growth in the quarter, driven primarily by continued robust consumer demand in Australia.

Profits declined in the quarter for the company's wine brands, reflecting lower volume and margins for Fetzer Premium Varietals and advertising investments supporting the retail introduction of new low-carbohydrate wine brands. Initial shipments to establish trade inventories of these new wines benefited this fiscal year's first quarter.

Consumer Durables

The U.S. market for tabletop and giftware remains very soft and results for this business segment in the second quarter were again disappointing. Net sales declined 11% for the quarter, as the segment experienced softness in each of its three channels of distribution -- wholesale, retail, and direct-to-consumer. Excluding sales of "kate spade" co-branded items, sales through traditional department stores fell at a double-digit rate. Similar trends were seen in the retail channel where same store sales comparisons were also down a double-digit percentage. The direct-to-consumer business experienced weakness, as volumes declined for direct mail, catalog and internet sales. The management team at Lenox continues to take aggressive steps to improve the health of this business, but reductions in SG&A and advertising expenses of 7% and 11%, respectively, were insufficient to offset the decline in sales. Despite solid improvement at Hartmann Luggage, segment operating income of $13.4 million was 30% below the prior year.

Results of Operations:
Six Months Fiscal 2005 Compared to Six Months Fiscal 2004

Here is a summary of our operating performance (expressed in millions, except percentage and per share amounts):

                                             Six Months Ended
                                                October 31,
                                           2003             2004          Change
                                         --------         --------        ------
Net Sales:
   Beverages                             $  966.7         $1,094.0          13%
   Consumer Durables                        289.5            263.7          (9%)
                                         --------         --------
      Total                              $1,256.2         $1,357.7           8%

Gross Profit:
   Beverages                             $  500.3         $  577.4          15%
   Consumer Durables                        135.2            121.1         (10%)
                                         --------         --------
      Total                              $  635.5         $  698.5          10%

Advertising Expenses:
   Beverages                             $  128.7         $  142.1          10%
   Consumer Durables                         43.8             39.9          (9%)
                                         --------         --------
      Total                              $  172.5         $  182.0           5%

SG&A Expenses:
   Beverages                             $  179.4         $  193.1           8%
   Consumer Durables                         81.5             79.6          (2%)
                                         --------         --------
      Total                              $  260.9         $  272.7           5%

Other Expense (Income):
   Beverages                             $    8.3         $   (1.1)
   Consumer Durables                          2.9              3.1
                                         --------         --------
      Total                              $   11.2         $    2.0

Operating Income:
   Beverages                             $  183.9         $  243.3          32%
   Consumer Durables                          7.0             (1.5)         N/M
                                         --------         --------
      Total                              $  190.9         $  241.8          27%

Net Income                               $  119.4         $  154.5          29%

Earnings per Share - Basic               $   0.98         $   1.27          29%
Earnings per Share - Diluted             $   0.98         $   1.26          29%

Effective Tax Rate                           34.0%            33.5%

For the first six months of the fiscal year, earnings per share on a diluted basis were $1.26, up 29% from the same period last year. The year-to-date earnings compare favorably to last year due to robust growth for both Jack Daniel's and Southern Comfort, favorable foreign exchange trends, the absence of legal settlement expenses incurred in the first quarter of the prior year, and profits from the company's new low-carbohydrate wine brands. These increases were partially offset by continued weakness in the Consumer Durables segment.

Beverages

Beverages revenue and gross profit increased by 13% and 15%, respectively, over the same period last year. Growth was driven primarily by higher global volumes and improved pricing for both Jack Daniel's and Southern Comfort, benefits from a weaker U.S. dollar, a net increase in global trade inventories for the company's premium spirits brands, and profits from the company's new low-carbohydrate wine brands. These gains were partially offset by volume declines for Fetzer Premium Varietals.

Beverages advertising expenses increased 10% during the period, driven by higher brand-building investments behind Jack Daniel's and Finlandia. SG&A expenses increased by 8%, due largely to higher employee benefit costs and advisory fees related to the Glenmorangie transaction. In addition to solid top-line growth, the absence of both legal and wine restructuring expenses incurred in the first quarter of last year boosted the segment's year-to-date operating income growth to 32%.

Consumer Durables

The environment for the company's Lenox business remains very challenging. Following disappointing results for the quarter, Consumer Durables posted a year-to-date operating loss of $1.5 million compared to operating income of $7 million for the same period last year. Despite the revenue contribution from the sale of "kate spade" co-branded patterns, increases in revenue and gross profit for Hartmann luggage, and rigorous reductions in operating expenses, the segment continues to reflect weak consumer demand across all three channels of distribution -- wholesale, retail, and direct-to-consumer. Sales for each of these channels are significantly lagging prior year levels. The continued decline in the Lenox business, which reflects weakness throughout the tabletop and giftware industry, is a major concern of the company. While we are focusing efforts toward understanding consumer trends and buying patterns to improve the prospects for revenue growth and aggressively reducing costs, we are extremely cautious about the outlook for this business segment in the upcoming months.

Liquidity and Financial Condition

Cash and cash equivalents increased by $18.1 million during the six months ended October 31, 2004, compared to an increase of $2.5 million during the same period last year. Cash provided by operations grew by $57.0 million, reflecting a $35.1 million increase in net income as well as a more favorable working capital position. Cash used for investments declined by $9.1 million, due primarily to lower capital expenditures in the Consumer Durables segment. Cash used for financing activities increased by $50.5 million, mainly reflecting an increase in net debt repayments.

In October, we announced our intention to tender our shares in Glenmorangie plc to Moet Hennessey Investissements for 51 million British pounds (approximately $99 million at the current exchange rate). We expect this transaction to close during our third quarter. Under pre-existing contracts, Brown-Forman continues to have distribution and marketing rights for Glenmorangie brands in the U.S. and marketing and representation rights for the brands in several European markets.

In November, we increased the quarterly cash dividend 15% from $0.2125 to $0.2450 per share on both Class A and Class B common stock.

We also reached in November an agreement with the Altia Group of Finland ("Altia") to acquire the remaining 20% of the capital stock of Finlandia Vodka Worldwide Ltd. ("FVW") for 46.8 million euros (approximately $62 million at the current exchange rate). As previously disclosed, we acquired 45% of FVW in 2000 and an additional 35% in 2002. The 2002 acquisition agreement granted Altia an option to require Brown-Forman to buy its remaining interest in FVW during a two-year window beginning December 31, 2004. The new transaction reflects Altia's exercise of that option. Closing is expected to occur during the company's third quarter. We plan to fund the purchase with cash from operations and proceeds from the sale of our shares in Glenmorangie. Should those sale proceeds not become available by the closing date, we intend to use a combination of available cash and borrowings under our existing commercial paper program, backed by bank credit agreements. The credit agreements total $400 million, all of which is currently available for borrowing.

Outlook

Underlying business trends for our premium spirits brands remain solid. However, excluding the gain on the prospective sale of the Glenmorangie shareholding, we expect modest growth in earnings per share for the remainder of the fiscal year. This outlook reflects:

 - a potential fourth quarter reduction in trade inventories as a result of possible new distribution arrangements in several international markets;
 - double-digit growth in advertising investments behind the company's spirits brands;
 - a continuation of intense price competition in the U.S. table wine category and challenging business conditions for the Consumer Durables segment;
 - modest benefits from foreign exchange; and
 - higher pension expenses.

We currently expect to report fiscal 2005 diluted earnings per share of $2.38-$2.43, excluding the anticipated $0.36 to $0.38 per share gain from the sale of our Glenmorangie plc shareholding.

On October 22, 2004, the American Jobs Creation Act ("the Act") was signed into law. The Act contains provisions that might affect Brown-Forman's future effective tax rate, including a special one-time 85% dividends received deduction for certain repatriated foreign earnings and the replacement of the current extraterritorial income tax regime with a new regime that is compliant with the rules of the World Trade Organization. We have begun our evaluation of the effects of the Act, but do not expect to be able to complete this evaluation until after the U.S. Treasury Department or Internal Revenue Service provide additional clarifying language on key elements of the Act. The Internal Revenue Service has stated publicly that it is expects to release this guidance by the end of the calendar year. We expect to be in a position to complete our evaluation, and to record any resulting income taxes by the end of this fiscal year. While we are currently uncertain as to the impact of the Act on our annual tax rate, we do not anticipate the impact, if any, to be material.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We hold debt obligations, foreign currency forward and option contracts, and commodity futures contracts that are exposed to risk from changes in interest rates, foreign currency exchange rates, and commodity prices, respectively. Established procedures and internal processes govern the management of these market risks. As of October 31, 2004, we do not consider the exposure to these market risks to be material.


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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Beverages

Brown-Forman Corporation and many other manufacturers of spirits, wine and beer are defendants in a series of essentially similar class action lawsuits seeking damages and injunctive relief over alleged marketing of beverage alcohol to underage consumers. Five lawsuits have been filed to date, the first three against eight defendants, including Brown-Forman: Hakki v. Adolph Coors Company, et.al., U.S. District Court for the District of Columbia, No. 1:03cv02621 (GK), filed November 2003; Kreft v. Zima Beverage Co., et.al., District Court, Jefferson County, Colorado, No. 04cv1827, filed December 2003; and Wilson v. Zima Company, et.al., U.S. District Court for the Western District of North Carolina, Charlotte Division, No. 3:04cv141, filed January 2004. Two virtually identical suits with allegations similar to those in the first three lawsuits were filed in Cleveland, Ohio, in April and June, 2004, respectively, against the original eight defendants as well as an additional nine manufacturers of spirits and beer, styled Eisenberg v. Anheuser-Busch, U.S. District Court for the District of Northern Ohio, No. 1:04cv1081, and Tully v. Anheuser-Busch, U.S. District Court for the District of Northern Ohio, No. 1:04cv1101. In addition, Brown-Forman has received a pre-lawsuit notice under the California Consumer Protection Act indicating that the same lawyers intend to file a lawsuit there against many industry defendants, including Brown-Forman, presumably on the same facts and legal theories.

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

Consumer Durables

On August 23 and 26, 2004, plaintiffs purporting to represent a class of consumers who purchased tableware sold in the United States from May 1, 2001, through the present filed suit against Federated Department Stores, the May Department Stores Company, Waterford Wedgwood U.S.A., and Brown-Forman's Lenox, Inc. subsidiary. In November 2004, plaintiffs filed a consolidated complaint alleging that the defendants violated Section 1 of the Sherman Act by conspiring to fix prices and to boycott sales to Bed Bath & Beyond. The cases are consolidated in the U.S. District Court for the Northern District of California, Nos. C-04-3514VRW and C-04-3622VRW. Plaintiffs seek to recover an undisclosed amount of damages, trebled in accord with the anti-trust laws, as well as costs, attorney fees and injunctive relief. A response to the complaint is due on January 10, 2005. Lenox, Inc. denies the allegations of the complaint and intends to defend the cases vigorously.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On August 5, 2004, the company acquired 59,033 shares of Class A Common Stock from an estate. The purchase price of the shares was $47.16 per share, the closing price of the stock on August 4, 2004.

                                                                          Total Number of        Maximum Number
                                                Total                    Shares Purchased      of Shares that May
                                              Number of      Average         as Part of         Yet Be Purchased
                                                Shares     Price Paid   Publicly Announced     Under the Plans or
                   Period                     Purchased     per Share    Plans or Programs          Programs

 August 1, 2004 - August 31, 2004               59,033       $47.16             --                     --
 September 1, 2004 - September 30, 2004           --           --               --                     --
 October 1, 2004 - October 31, 2004               --           --               --                     --
 Total                                          59,033       $47.16             --                     --



Item 6.  Exhibits

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

                                                BROWN-FORMAN CORPORATION
                                                     (Registrant)


Date:   December 1, 2004                   By:  /s/ Phoebe A. Wood
                                                Phoebe A. Wood
                                                Executive Vice President and
                                                 Chief Financial Officer
                                                (On behalf of the Registrant and
                                                 as Principal Financial Officer)

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


Date:   December 1, 2004                        By: /s/ Owsley Brown II
                                                Owsley Brown II
                                                Chief Executive Officer

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

Date:   December 1, 2004                        By: /s/ Phoebe A. Wood
                                                Phoebe A. Wood
                                                Chief Financial Officer

                                                                    Exhibit 32

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Brown-Forman Corporation ("the Company") on Form 10-Q for the period ended October 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in the capacity as an officer of the Company, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:   December 1, 2004
                                                By: /s/ Owsley Brown II
                                                Owsley Brown II
                                                Chief Executive Officer and
                                                 Chairman


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