Form 10-Q
period 2005-01-31
BROWN FORMAN CORP
filed 2005-03-01
CIK 14693

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

  |X|      QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended JANUARY 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: February 28, 2005

      Class A Common Stock ($.15 par value, voting)             56,782,037
      Class B Common Stock ($.15 par value, nonvoting)          65,022,149

                            BROWN-FORMAN CORPORATION
                       Index to Quarterly Report Form 10-Q


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                Page

          Condensed Consolidated Statement of Income
             Three months ended January 31, 2004 and 2005                3
             Nine months ended January 31, 2004 and 2005                 3

          Condensed Consolidated Balance Sheet
             April 30, 2004 and January 31, 2005                         4

          Condensed Consolidated Statement of Cash Flows
             Nine months ended January 31, 2004 and 2005                 5

          Notes to the Condensed Consolidated Financial Statements       6 - 11


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 12 - 18

Item 3.  Quantitative and Qualitative Disclosures about Market Risk     19

Item 4.  Controls and Procedures                                        19


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                              20 - 21

Item 6.  Exhibits                                                       21

Signatures                                                              22

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                            BROWN-FORMAN CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

                                    Three Months Ended       Nine Months Ended
                                        January 31,             January 31,
                                     2004        2005        2004         2005
                                   -------     -------     --------     --------

Net sales                          $ 695.7     $ 758.3     $1,951.8     $2,116.0
Excise taxes                         103.1       127.8        272.9        319.4
Cost of sales                        249.0       255.2        699.8        722.8
                                   -------     -------     --------     --------
      Gross profit                   343.6       375.3        979.1      1,073.8

Advertising expenses                  87.5        96.9        260.0        278.9
Selling, general, and
 administrative expenses             131.7       146.2        392.5        418.9
Goodwill impairment                    --         37.0          --          37.0
Other expense (income), net           (2.5)        0.5          8.8          1.2
                                   -------     -------     --------     --------
   Operating income                  126.9        94.7        317.8        337.8

Gain on sale of investment
 in affiliate                          --         73.5          --          72.3
Interest income                        0.4         3.1          1.3          3.8
Interest expense                       5.3         5.1         16.3         15.4
                                   -------     -------     --------     --------
   Income before income taxes        122.0       166.2        302.8        398.5

Taxes on income                       41.5        70.1        102.9        147.9
                                   -------     -------     --------     --------
   Net income                      $  80.5     $  96.1     $  199.9     $  250.6
                                   =======     =======     ========     ========

Earnings per share
 - Basic                           $  0.66     $  0.79     $   1.65     $   2.06
 - Diluted                         $  0.66     $  0.78     $   1.64     $   2.05


Shares (in thousands) used in the
calculation of earnings per share
 - Basic                           121,385     121,755      121,305      121,723
 - Diluted                         122,114     122,482      121,886      122,432


Cash dividends per common share
 - Declared                        $0.4250     $0.4900     $ 0.8000     $ 0.9150
 - Paid                            $0.2125     $0.2450     $ 0.5875     $ 0.6700



See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                                  April 30,          January 31,
                                                    2004                2005
                                                                     (Unaudited)
                                                  --------             --------
Assets
------
Cash and cash equivalents                         $   67.7             $  289.5
Accounts receivable, net                             348.6                357.1
Inventories:
   Barreled whiskey                                  217.9                237.7
   Finished goods                                    185.4                196.5
   Work in process                                   111.0                102.2
   Raw materials and supplies                         42.9                 37.3
                                                  --------             --------
      Total inventories                              557.2                573.7

Current portion of deferred income taxes              66.9                 66.9
Other current assets                                  43.1                 23.7
                                                  --------             --------
   Total current assets                            1,083.5              1,310.9

Property, plant and equipment, net                   515.2                500.5
Prepaid pension cost                                 118.2                129.9
Investment in affiliates                              44.6                 18.2
Trademarks and brand names                           246.6                334.4
Goodwill                                             314.6                282.8
Other assets                                          53.3                 45.5
                                                  --------             --------
   Total assets                                   $2,376.0             $2,622.2
                                                  ========             ========
Liabilities
-----------
Accounts payable and accrued expenses             $  271.5             $  314.3
Dividends payable                                      --                  29.8
Short-term borrowings                                 49.5                 32.5
Accrued taxes on income                               48.0                112.6
                                                  --------             --------
   Total current liabilities                         369.0                489.2

Long-term debt                                       630.0                600.8
Deferred income taxes                                122.2                113.2
Accrued pension and other
 postretirement benefits                             136.7                143.6
Other liabilities                                     33.0                 34.2
                                                  --------             --------
   Total liabilities                               1,290.9              1,381.0

Commitments and contingencies

Stockholders' Equity
--------------------
Common stock:
   Class A, voting (57,000,000 shares
    authorized; 56,841,000 shares issued)              8.5                  8.5
   Class B, nonvoting (100,000,000 shares
    authorized; 69,188,000 shares issued)             10.4                 10.4
Retained earnings                                  1,236.2              1,376.1
Accumulated other comprehensive loss                 (14.3)                (3.4)
Treasury stock, at cost (4,441,000 and 4,266,000
 shares at April 30 and January 31, respectively)   (155.7)              (150.4)
                                                  --------             --------
   Total stockholders' equity                      1,085.1              1,241.2
                                                  --------             --------
   Total liabilities and stockholders' equity     $2,376.0             $2,622.2
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

                            BROWN-FORMAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
          (In millions; amounts in parentheses are reductions of cash)

                                                          Nine Months Ended
                                                             January 31,
                                                     2004                 2005
                                                   -------              -------
Cash flows from operating activities:
   Net income                                      $ 199.9              $ 250.6
   Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Gain on sale of investment in affiliate          --                 (72.3)
      Goodwill impairment                              --                  37.0
      Depreciation                                    41.7                 43.8
      Deferred income taxes                          (10.2)               (34.2)
   Changes in assets and liabilities:
      Accounts receivable                             11.1                 (8.5)
      Inventories                                     (5.7)               (16.5)
      Other current assets                            (8.1)                19.4
      Accounts payable and accrued expenses          (10.9)                43.2
      Accrued taxes on income                         19.1                 64.6
      Noncurrent assets and liabilities               11.3                 16.2
                                                   -------              -------
         Cash provided by operating activities       248.2                343.3

Cash flows from investing activities:
   Proceeds from sale of investment in affiliate,
    net of disposal costs                              --                  92.7
   Acquisition of minority interest in subsidiary      --                 (63.6)
   Additions to property, plant, and equipment       (42.8)               (32.2)
   Proceeds from sale of property, plant,
    and equipment                                      --                   8.7
   Computer software expenditures                     (2.8)                (1.6)
   Trademark and patent expenditures                  (1.1)                (0.5)
                                                   -------              -------
         Cash provided by (used for)
          investing activities                       (46.7)                 3.5

Cash flows from financing activities:
   Net repayment of short-term borrowings            (92.6)               (47.0)
   Reduction of long-term debt                        (7.4)                 --
   Proceeds from exercise of stock options             7.9                  6.5
   Acquisition of treasury stock                       --                  (2.9)
   Dividends paid                                    (71.3)               (81.6)
                                                   -------              -------
         Cash used for financing activities         (163.4)              (125.0)
                                                   -------              -------
Net increase in cash and cash equivalents             38.1                221.8

Cash and cash equivalents, beginning of period        72.0                 67.7
                                                   -------              -------
Cash and cash equivalents, end of period           $ 110.1              $ 289.5
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

2.   Inventories

We use the last-in, first-out ("LIFO") method to determine the cost of most of our inventories. If the LIFO method had not been used, inventories at current cost would have been $145.6 million higher than reported as of April 30, 2004, and $148.9 million higher than reported as of January 31, 2005. Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

3.   Taxes on Income

Our consolidated effective income tax rate may differ from current statutory rates due to the recognition of amounts for events or transactions that do not have income tax consequences. We use the estimated annual effective income tax rate in determining our interim results.

The company's effective income tax rate increased during the quarter ended January 31, 2005 due primarily to the nondeductibility for income tax purposes of a $37.0 million goodwill impairment charge recorded during the quarter.

4.   Earnings Per Share

Basic earnings per share is calculated as net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated in the same manner, except that the denominator also includes additional common shares that would have been issued if outstanding stock options had been exercised during the period. The dilutive effect of outstanding stock options is determined by application of the treasury stock method. Stock options for approximately 1.1 million common shares have been excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of the shares.

The following table presents information concerning basic and diluted earnings per share:

                                     Three Months Ended       Nine Months Ended
                                        January 31,              January 31,
                                      2004       2005         2004         2005
                                     ------     ------       ------       ------
Basic and diluted
 net income (in millions)            $ 80.5     $ 96.1       $199.9       $250.6

Share data (in thousands):
   Basic average common
    shares outstanding              121,385    121,755      121,305      121,723
   Effect of dilutive
    stock options                       729        727          581          709
                                    -------    -------      -------      -------
   Diluted average common
    shares outstanding              122,114    122,482      121,886      122,432

Basic earnings per share              $0.66      $0.79        $1.65        $2.06
Diluted earnings per share            $0.66      $0.78        $1.64        $2.05


5.   Stock Options

We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options. Accordingly, no stock-based employee compensation cost is reflected in net income, as no options granted under those plans had an exercise price below the market value of the underlying stock on the grant date. The following table illustrates the effect on net income and earnings per share if we had instead recognized compensation expense for stock options based on their fair value at their grant dates consistent with the methodology prescribed under Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123").

(Dollars in millions, except per share amounts)

                                     Three Months Ended       Nine Months Ended
                                        January 31,              January 31,
                                      2004       2005          2004       2005
                                     ------     ------        ------     ------
Net income, as reported              $ 80.5     $ 96.1        $199.9     $250.6
Stock-based employee compensation
 expense determined under fair
 value based method, net of tax        (1.0)      (1.1)         (2.8)      (3.0)
                                     ------     ------        ------     ------
   Pro forma net income              $ 79.5     $ 95.0        $197.1     $247.6
                                     ======     ======        ======     ======
Earnings per share - pro forma:
   Basic                              $0.65      $0.78         $1.63      $2.03
   Diluted                            $0.65      $0.78         $1.62      $2.02

Earnings per share - as reported:
   Basic                              $0.66      $0.79         $1.65      $2.06
   Diluted                            $0.66      $0.78         $1.64      $2.05

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

In December 2004, the FASB issued Statement No. 123(R), "Share-Based Payment" ("FAS 123(R)"). FAS 123(R) revises FAS 123 and requires companies to expense the fair value of stock options and other forms of stock-based compensation. The company intends to adopt FAS 123(R) during the fourth quarter of fiscal 2005 by retroactively adjusting its financial statements for all periods since fiscal 1997, when it first began granting stock options. The adoption of FAS 123(R) is expected to reduce fiscal 2005 earnings by approximately $0.033 per share.

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

8.   Pension and Other Postretirement Benefits

The following table shows the components of the pension and other postretirement benefit expense recognized during the periods covered by this report:

(Dollars in millions)                  Three Months Ended      Nine Months Ended
                                           January 31,            January 31,
                                        2004        2005        2004       2005
                                       -----       -----       -----      -----
Pension Benefits:
   Service cost                         $ 3.6      $ 4.2       $10.7      $12.5
   Interest cost                          7.1        7.5        21.4       22.5
   Expected return on plan assets       (11.0)     (10.8)      (33.0)     (32.4)
   Amortization of:
     Unrecognized prior service cost      0.3        0.2         1.0        0.7
     Unrecognized net loss                0.2        1.1         0.6        3.3
     Unrecognized transition asset       (0.4)        --        (1.1)        --
                                        -----      -----       -----      -----
   Net expense (income)                 $(0.2)     $ 2.2       $(0.4)     $ 6.6
                                        =====      =====       =====      =====

Other Postretirement Benefits:
   Service cost                         $ 0.5      $ 0.4       $ 1.5      $ 1.3
   Interest cost                          1.2        1.0         3.7        3.0
   Amortization of:
     Unrecognized prior service cost      0.1        0.1         0.2        0.2
     Unrecognized net loss                0.3         --         0.8         --
                                        -----      -----       -----      -----
   Net expense                          $ 2.1      $ 1.5       $ 6.2      $ 4.5
                                        =====      =====       =====      =====

In January  2005,  we made a  discretionary  contribution  of $11 million to our
pension  plan  assets.   Including   that  amount,   we  expect  to  make  total
contributions of $12 million for our pension plans during fiscal 2005.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was enacted in December 2003. The Act provides a federal subsidy to plan sponsors for certain qualifying prescription drug benefits covered under the sponsor's postretirement medical benefit plans. We estimate that the subsidy has reduced our postretirement medical benefit obligation by $16 million. The postretirement medical expense recognized during the three months ended January 31, 2005 includes a subsidy-related reduction of $0.6 million ($0.1 million of service cost, $0.3 million of interest cost, and $0.2 million of amortization of unrecognized net loss). The postretirement medical expense recognized during the nine months ended January 31, 2005 includes a subsidy-related reduction of $1.8 million ($0.4 million of service cost, $0.8 million of interest cost, and $0.6 million of amortization of unrecognized net loss).

9.   Business Segment Information

(Dollars in millions)              Three Months Ended       Nine Months Ended
                                       January 31,             January 31,
                                     2004       2005        2004         2005
                                    ------     ------     --------     --------
Net sales:
   Beverages                        $529.7     $598.3     $1,496.3     $1,692.3
   Consumer Durables                 166.0      160.0        455.5        423.7
                                    ------     ------     --------     --------
      Consolidated net sales        $695.7     $758.3     $1,951.8     $2,116.0
                                    ======     ======     ========     ========

Operating income (loss):
   Beverages                        $117.4     $118.6     $  301.3     $  363.2
   Consumer Durables                   9.5      (23.9)        16.5        (25.4)
                                    ------     ------     --------     --------
                                     126.9       94.7        317.8        337.8
Gain on sale of investment
 in affiliate                          --        73.5          --          72.3
Interest expense, net                  4.9        2.0         15.0         11.6
                                    ------     ------     --------     --------
    Income before income taxes      $122.0     $166.2     $  302.8     $  398.5
                                    ======     ======     ========     ========


                                                        Consumer
                                          Beverages     Durables       Total
                                          ---------     --------       ------
Goodwill:
   Balance as of April 30, 2004            $184.3        $130.3        $314.6
   Impairment charge (Note 13)                --          (37.0)        (37.0)
   Foreign currency translation
     adjustment                               5.2          --             5.2
                                           ------        ------        ------
   Balance as of January 31, 2005          $189.5        $ 93.3        $282.8
                                           ======        ======        ======


10.   Comprehensive Income

Comprehensive income is a broad measure of the effects of all transactions and events (other than investments by or distributions to shareholders) that are recognized in stockholders' equity, regardless of whether those transactions and events are included in net income. The following table adjusts the company's net income for the other items included in comprehensive income:


(Dollars in millions)               Three Months Ended      Nine Months Ended
                                        January 31,            January 31,
                                      2004       2005       2004         2005
                                     ------     ------     ------       ------
Net income                           $ 80.5     $ 96.1     $199.9       $250.6
Other comprehensive income (loss):
 Net gain (loss) on cash flow hedges    0.2        0.1        0.3         (2.9)
 Net gain (loss) on securities          0.1        0.1        0.3         (0.1)
 Foreign currency translation
  adjustment                           12.9        1.1       20.6         13.9
                                     ------     ------     ------       ------
Other comprehensive income             13.2        1.3       21.2         10.9
                                     ------     ------     ------       ------
   Comprehensive income              $ 93.7     $ 97.4     $221.1       $261.5
                                     ======     ======     ======       ======

Accumulated other comprehensive loss (income) consisted of the following:

(Dollars in millions)                           April 30,      January 31,
                                                  2004            2005
                                                 ------          ------
Pension liability adjustment                     $ 31.8          $ 31.8
Cumulative translation adjustment                 (15.5)          (29.4)
Unrealized (gain) loss on
 cash flow hedge contracts                         (1.6)            1.3
Unrealized gain on securities                      (0.4)           (0.3)
                                                 ------          ------
                                                 $ 14.3          $  3.4
                                                 ======          ======

11.  Acquisition of Minority Interest in Subsidiary

In December 2004, we acquired the remaining capital stock of Finlandia Vodka Worldwide Ltd. ("FVW") from the Altia Corporation of Finland ("Altia") for $63.6 million. The value of FVW consists primarily of the Finlandia brand name, which has an indefinite useful life. As a result of this transaction, we have preliminarily allocated $83.9 million to the Finlandia brand name, which is partially offset by a deferred income tax liability of $25.2 million, and $4.9 million to various other net assets.

As previously disclosed, we acquired 45% of FVW in 2000 and an additional 35% in 2002. The 2002 acquisition agreement granted Altia an option to require Brown-Forman to buy its remaining interest in FVW during a two-year window beginning December 31, 2004. This transaction reflects Altia's exercise of that option.

12.  Sale of Investment in Affiliate

In January 2005, we consummated the sale of our equity stake in Glenmorangie plc for proceeds of $92.7 million (net of disposal costs). As a result of this transaction, we recognized a pre-tax gain of $73.5 million during the three months ended January 31, 2005.

Under pre-existing contracts, Brown-Forman continues to have distribution and marketing rights for Glenmorangie brands in the U.S. and other select markets and marketing and representation rights for the brands in several European markets.

13.  Goodwill Impairment

The accompanying financial statements reflect a charge of $37.0 million during the quarter ended January 31, 2005 for impairment of goodwill associated with the company's Lenox retail business. The impairment charge reflects lowered expectations for the future prospects of the Lenox retail outlet business in light of changing consumer buying patterns. The $37.0 million represents the excess of the book value of the goodwill over the fair value, as estimated using discounted projected future cash flows based on the revised long-term outlook for the business. Due to the nondeductibility of the charge for income tax purposes, no income tax benefit related to this amount has been recorded.

14.  Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis along with our 2004 Annual Report. Note that the results of operations for the nine months ended January 31, 2005 do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, "we," "us," "our," and "the company" refer to Brown- Forman Corporation.

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

Results of Operations:
Third Quarter Fiscal 2005 Compared to Third Quarter Fiscal 2004

Here is a summary of our operating performance (expressed in millions, except percentage and per share amounts):

                                             Three Months Ended
                                                 January 31,
                                            2004             2005         Change
                                           ------           ------        ------
Net Sales:
   Beverages                               $529.7           $598.3          13%
   Consumer Durables                        166.0            160.0          (4%)
                                           ------           ------
      Total                                $695.7           $758.3           9%

Gross Profit:
   Beverages                               $264.9           $301.3          14%
   Consumer Durables                         78.7             74.0          (6%)
                                           ------           ------
      Total                                $343.6           $375.3           9%

Advertising Expenses:
   Beverages                               $ 63.6           $ 76.3          20%
   Consumer Durables                         23.9             20.6         (14%)
                                           ------           ------
      Total                                $ 87.5           $ 96.9          11%

SG&A Expenses:
   Beverages                               $ 88.2           $104.8          19%
   Consumer Durables                         43.5             41.4          (5%)
                                           ------           ------
      Total                                $131.7           $146.2          11%

Goodwill Impairment:
   Consumer Durables                          --            $ 37.0

Other Expense (Income):
   Beverages                               $ (4.3)          $  1.6
   Consumer Durables                          1.8             (1.1)
                                           ------           ------
      Total                                $ (2.5)          $  0.5

Operating Income:
   Beverages                               $117.4           $118.6           1%
   Consumer Durables                          9.5            (23.9)         N/M
                                           ------           ------
      Total                                $126.9           $ 94.7         (25%)

Gain on Sale of Investment in Affiliate       --            $ 73.5

Net Income                                 $ 80.5           $ 96.1          19%

Earnings per Share - Basic                 $ 0.66           $ 0.79          19%
Earnings per Share - Diluted               $ 0.66           $ 0.78          19%

Effective Tax Rate                           34.0%            42.2%

Diluted earnings per share for the third quarter ended January 31, 2005 were $0.78, up 19% over the same period last year. Results for the quarter include a gain of approximately $0.39 per share from the sale of the company's investment in Glenmorangie plc and a $0.32 per share charge for asset impairments associated with Lenox, Inc.'s retail business ($0.30 per share) and a minority interest in a small Mexican tequila company ($0.02 per share). Excluding these items, earnings growth in the quarter was driven by solid growth for Jack Daniel's Tennessee Whiskey, Southern Comfort, and Finlandia Vodka, and benefits from stronger foreign currencies. These gains were partially offset by higher advertising and SG&A expenses in the company's Beverages segment.

Excluding the Glenmorangie gain, the impairment charges, and favorable foreign exchange, the company's quarterly earnings per share grew 8%, as follows:


   Reported Diluted EPS growth                    19%

   Adjustments:
      Glenmorangie gain                          (59%)
      Asset impairments                           49%
      Foreign currency benefit                    (6%)
      All other, net                               5%*
                                                 -----
   Adjusted Diluted EPS growth                     8%
                                                 =====

        *Includes net earnings impact associated with incremental pension and incentive compensation expense; partially offset by restructuring expenses in the prior year.

We believe that disclosing the adjusted diluted EPS growth of 8% is useful because it is a more accurate reflection of the ongoing operating performance of the company.

Beverages

In the third quarter, revenues and gross profit for the Beverages segment were up 13% and 14%, respectively. This growth was driven by stronger foreign currencies and continued volume growth and price increases for the company's global spirits brands. Advertising expenses were up 20%, reflecting both the company's desire to invest aggressively in the current robust global spirits environment and the impact of a weaker U.S. dollar on the company's costs. SG&A expenses increased 19% in the quarter, reflecting higher compensation and pension expense and the negative impact of foreign exchange.

Global depletions for Jack Daniel's Tennessee Whiskey continued to grow impressively in the quarter, with high single-digit gains in the United States and double-digit increases in international markets. (Depletions are shipments from wholesale distributors to retailers, and are commonly used in the wine and spirits industry as an approximation of consumer demand.) Southern Comfort continued its strong performance in the quarter as global depletions were up in the high single-digits. Global depletions and shipments also grew at double-digit rates for Finlandia Vodka, driven by continued strength in Eastern Europe and the return to growth in the U.S. which is partially attributable to the introduction of a new flavor.

Consumer Durables

Net sales for Consumer Durables declined 4% in the quarter, as the benefit from liquidation sales related to the previously-announced closing of Dansk retail outlets was insufficient to fully offset continued softness in the direct-to-consumer channel. Although segment gross profit declined $4.7 million during the quarter, operating income (excluding the impairment charge) improved $3.6 million due to reductions in operating expenses, the absence of restructuring charges incurred in the prior year, improved profits at Hartmann, and a gain on the sale of a closed distribution facility.

The $37.0 million goodwill impairment charge recorded in the quarter is a result of the continued disappointing performance of Lenox's retail stores through this holiday season and management's conclusion that the retail chain should not be operated in its current configuration in the future. As a result, management has revised the long-term outlook for its retail business.

On February 22, 2005, Brown-Forman announced that it is exploring strategic alternatives for Lenox, Inc., including a possible sale. Goldman Sachs & Co. has been retained to assist in these efforts, and Cavendish Corporate Finance, Ltd. in the U.K. will provide advice regarding Lenox's British operations.

Results of Operations:
Nine Months Fiscal 2005 Compared to Nine Months Fiscal 2004

Here is a summary of our operating performance (expressed in millions, except percentage and per share amounts):

                                             Nine Months Ended
                                                January 31,
                                           2004             2005          Change
                                         --------         --------        ------
Net Sales:
   Beverages                             $1,496.3         $1,692.3          13%
   Consumer Durables                        455.5            423.7          (7%)
                                         --------         --------
      Total                              $1,951.8         $2,116.0           8%

Gross Profit:
   Beverages                             $  765.2         $  878.6          15%
   Consumer Durables                        213.9            195.2          (9%)
                                         --------         --------
      Total                              $  979.1         $1,073.8          10%

Advertising Expenses:
   Beverages                             $  192.4         $  218.4          14%
   Consumer Durables                         67.6             60.5         (11%)
                                         --------         --------
      Total                              $  260.0         $  278.9           7%

SG&A Expenses:
   Beverages                             $  267.4         $  297.8          11%
   Consumer Durables                        125.1            121.1          (3%)
                                         --------         --------
      Total                              $  392.5         $  418.9           7%

Goodwill Impairment:
   Consumer Durables                          --          $   37.0

Other Expense (Income):
   Beverages                             $    4.1         $   (0.8)
   Consumer Durables                          4.7              2.0
                                         --------         --------
      Total                              $    8.8         $    1.2

Operating Income:
   Beverages                             $  301.3         $  363.2          21%
   Consumer Durables                         16.5            (25.4)         N/M
                                         --------         --------
      Total                              $  317.8         $  337.8           6%

Gain on Sale of Investment in Affiliate      --           $   72.3

Net Income                               $  199.9         $  250.6          25%

Earnings per Share - Basic               $   1.65         $   2.06          25%
Earnings per Share - Diluted             $   1.64         $   2.05          25%

Effective Tax Rate                           34.0%            37.1%

For the first nine months of the fiscal year, diluted earnings per share were $2.05, up 25% over the same period last year. Year-to-date growth was driven in part by the Glenmorangie gain, favorable foreign exchange trends, strong earnings growth for our global spirits brands, and the absence of litigation expenses incurred in the prior year. These increases were partially offset by the asset impairment charges, higher compensation and pension expense, and lower operating profits from Consumer Durables. Adjusting for the Glenmorangie gain, the asset impairment charges, favorable foreign exchange, and the prior year litigation expenses, diluted earnings per share for the nine months grew 8%, as follows:

   Reported Diluted EPS growth                    25%

   Adjustments:
      Glenmorangie gain                          (24%)
      Asset impairments                           20%
      Foreign currency benefit                    (9%)
      Absence of prior year litigation expense    (4%)
                                                 -----
   Adjusted Diluted EPS growth                     8%
                                                 =====

We believe that disclosing the adjusted diluted EPS growth of 8% is useful because it is a more accurate reflection of the ongoing operating performance of the company.

Beverages

For the first nine months, Beverages revenue and gross profit increased by 13% and 15%, respectively, compared to the same period last year. Growth was driven primarily by accelerating consumer demand and margin improvement (pricing and foreign exchange related) for Jack Daniel's, Southern Comfort, and Finlandia, and the impact of the company's new low-carbohydrate wine brands. These gains were partially offset by top-line declines for Fetzer Premium Varietals and Jack Daniel's Country Cocktails.

Beverages advertising investments increased 14% through January, reflecting higher brand-building efforts behind several brands, most notably Jack Daniel's, Southern Comfort, and Finlandia, the impact of a weaker U.S. dollar, and promotional investments supporting the launch of the new low-carbohydrate wines. SG&A expenses increased by 11%, due largely to higher employee compensation and pension expense and the negative impact of foreign exchange. In addition to solid top-line growth, the absence of litigation and restructuring expenses boosted the segment's year-to-date operating income growth to 21%.

Consumer Durables

Revenues and gross profit declined 7% and 9%, respectively, during the period. The segment's disappointing results for the first nine months reflect the overall softness experienced in the U.S. for tabletop and giftware products. Profit gains from "kate spade" co-branded patterns and Hartmann luggage combined with aggressive reductions in advertising (down 11%) and other operating expenses were insufficient to offset the overall decline in consumer demand across all three channels of distribution - wholesale, retail, and direct-to-consumer. As a result, the segment's operating income through January of $11.6 million (excluding the impairment charge) lagged prior year performance by $4.9 million.

As discussed above, the $37.0 million goodwill impairment charge reflects the continued disappointing performance of Lenox's retail stores through this holiday season and management's conclusion that the retail chain should not be operated in its current configuration in the future. As a result, management has revised the long-term outlook for its retail business.

Liquidity and Financial Condition

Cash and cash equivalents increased by $221.8 million during the nine months ended January 31, 2005, compared to an increase of $38.1 million during the same period last year. Cash provided by operations grew by $95.1 million, primarily reflecting a $57.0 million increase in operating income, excluding a $37.0 million non-cash goodwill impairment charge, and a more favorable working capital position. Cash provided by investments increased by $50.2 million, due largely to the receipt of $92.7 million on the sale of our equity stake in Glenmorangie plc and a $19.3 million reduction in net fixed asset additions, partially offset by $63.6 million used to acquire the outstanding minority interest in Finlandia Vodka Worldwide Ltd. Cash used for financing activities declined by $38.4 million, mainly reflecting lower net debt repayments.

Outlook

Following strong growth in earnings through January, only moderate growth is expected for the remainder of the fiscal year. Continued solid consumer demand for several of the company's beverage brands is projected to be partially offset by increases in advertising investments and reductions in global trade inventory levels related to both supply chain efficiency initiatives and potential distribution changes in continental Europe. Additionally, the company intends to adopt FAS 123(R) related to the expensing of stock options during the fourth quarter of this fiscal year which will reduce full year diluted earnings by approximately $0.033 per share. We are increasing our full year outlook to a range of $2.47 to $2.51 per share. Excluding the Glenmorangie gain and the asset impairment charges, diluted earnings per share are expected to be in a range of $2.41 to $2.45, reflecting growth of 16-18% for the full fiscal year.

On October 22, 2004, the American Jobs Creation Act ("the Act") was signed into law. The Act contains provisions that might affect Brown-Forman's future effective tax rate, including a special one-time 85% dividends received deduction for certain repatriated foreign earnings. The company may make this one-time election with respect to funds repatriated during either fiscal 2005 or 2006. The deduction is subject to a number of limitations and requirements, including adoption of a specific domestic reinvestment plan for the repatriated funds. At this time, we do not plan to repatriate any dividends during fiscal year 2005, and are investigating whether to do so in fiscal 2006. We do not expect to complete this evaluation until fiscal 2006.

The Act also creates a deduction for income from qualified domestic production activities which will be phased in from 2005 through 2010, effective for our fiscal years 2006 through 2011. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion ("the ETI exclusion") for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. The new deduction for domestic production activities is subject to certain limitations and interpretations and, as such, we are not yet in a position to determine with reasonable certainty the potential impact on the effective tax rate of future years. However, we anticipate the combined net effect of the phase-out of the ETI exclusion and the phase-in of the new deduction for domestic production activities to result in an immaterial increase in the effective tax rate for fiscal years 2005 and 2006.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We hold debt obligations, foreign currency forward and option contracts, and commodity futures contracts that are exposed to risk from changes in interest rates, foreign currency exchange rates, and commodity prices, respectively. Established procedures and internal processes govern the management of these market risks. As of January 31, 2005, we do not consider the exposure to these market risks to be material.


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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Beverages

Brown-Forman Corporation and many other manufacturers of spirits, wine and beer are defendants in a series of essentially similar class action lawsuits seeking damages and injunctive relief over alleged marketing of beverage alcohol to underage consumers. Six lawsuits have been filed to date, the first three against eight defendants, including Brown-Forman: Hakki v. Adolph Coors Company, et.al., District of Columbia Superior Court No. CD 03-9183 (November 2003); Kreft v. Zima Beverage Co., et.al., District Court, Jefferson County, Colorado, No. 04cv1827 (December 2003); and Wilson v. Zima Company, et.al., U.S. District Court for the Western District of North Carolina, Charlotte Division, No. 3:04cv141 ( January 2004.) Two virtually identical suits with allegations similar to those in the first three lawsuits were filed in Cleveland, Ohio, in April and June, 2004, respectively, against the original eight defendants as well as an additional nine manufacturers of spirits and beer, and are now consolidated as Eisenberg v. Anheuser-Busch, U.S. District Court for the District of Northern Ohio, No. 1:04cv1081. A similar suit was filed in Madison, Wisconsin on February 23, 2005, styled Jacquelin Tomberlin v. Adolph Coors, Dane County (Wisconsin) Circuit Court, 05CV0545, In addition, Brown-Forman received in February, 2004, a pre-lawsuit notice under the California Consumer Protection Act indicating that the same lawyers intend to file a lawsuit there against many industry defendants, including Brown-Forman, presumably on the same facts and legal theories.

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

                                                BROWN-FORMAN CORPORATION
                                                     (Registrant)


Date:   March 1, 2005                      By:  /s/ Phoebe A. Wood
                                                Phoebe A. Wood
                                                Executive Vice President and
                                                 Chief Financial Officer
                                                (On behalf of the Registrant and
                                                 as Principal Financial Officer)

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

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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


Date:   March 1, 2005                       By: /s/ Owsley Brown II
                                                Owsley Brown II
                                                Chief Executive Officer

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

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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


Date:   March 1, 2005                       By: /s/ Phoebe A. Wood
                                                Phoebe A. Wood
                                                Chief Financial Officer

                                                                    Exhibit 32

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Brown-Forman Corporation ("the Company") on Form 10-Q for the period ended January 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in the capacity as an officer of the Company, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:   March 1, 2005
                                            By: /s/ Owsley Brown II
                                                Owsley Brown II
                                                Chief Executive Officer and
                                                 Chairman


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