Form 10-K
period 2005-04-30
BROWN FORMAN CORP
filed 2005-06-30
CIK 14693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended April 30, 2005
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

The aggregate market value, as of the last business day of the most recently completed second fiscal quarter, of the voting and nonvoting equity held by nonaffiliates of the registrant was approximately $2,600,000,000.

The number of shares outstanding for each of the registrant's classes of Common Stock on May 31, 2005 was:
     Class A Common Stock (voting)            56,782,037
     Class B Common Stock (nonvoting)         65,194,890

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's 2005 Annual Report to Stockholders are incorporated by reference into Parts I, II, and IV of this report. Portions of the Proxy Statement of Registrant for use in connection with the Annual Meeting of Stockholders to be held July 28, 2005 are incorporated by reference into Part III of this report.

                                     PART I
Item 1.  Business

(a) General development of business:

Brown-Forman Corporation ("we," "us," or "our" below) was incorporated under the laws of the State of Delaware in 1933, successor to a business founded in 1870 as a partnership and subsequently incorporated under the laws of the Commonwealth of Kentucky in 1901. Through the first 85 years, we were primarily a bourbon company, marketing brands such as Early Times and Old Forester. Starting in the mid-1950s, we began a series of acquisitions, including the purchase of Jack Daniel's Tennessee Whiskey in 1956, and the subsequent acquisitions of Canadian Mist Canadian whisky, Southern Comfort liqueur, Finlandia vodka, and Tuaca liqueur. Beginning in the 1990s, we also acquired premium wine companies including Fetzer Vineyards California wines, Bolla Italian wines, and California's Sonoma-Cutrer Vineyards.

Our principal  executive  offices are located at 850 Dixie Highway,  Louisville,
Kentucky  40210  (mailing   address:   P.O.  Box  1080,   Louisville,   Kentucky
40201-1080), and our telephone number is (502) 585-1100.

(b) Financial information about segments:

Information regarding net sales, operating income, and total assets of each of our two business segments is in Note 12 of Notes to Consolidated Financial Statements on page 51 of our 2005 Annual Report to Stockholders, which information is incorporated into this report by reference in response to Item 8.

(c) Narrative description of business:

The two segments comprising our operations are described below.

Beverages
---------
We manufacture, bottle, import, export, and market a wide variety of alcoholic beverage brands. We also manufacture and market new and used oak barrels. Our principal beverage brands are:

     Spirits                                       Wines
     -------                                       -----
     Jack Daniel's                                 Fetzer
     Southern Comfort                              Bolla
     Finlandia                                     Five Rivers
     Gentleman Jack                                Fontana Candida
     Jack Daniel's Single Barrel                   Jekel
     Jack Daniel's Ready-to-Drinks                 Bel Arbor
     Canadian Mist                                 Sonoma-Cutrer
     Early Times                                   Bonterra
     Old Forester                                  Korbel*
     Pepe Lopez                                    Mariah*
     Tuaca                                         Michel Picard*
     Woodford Reserve
     Amarula*
     Appleton*
     Ardbeg*
     Don Eduardo*
     Glenmorangie*
     Glen Moray*


  * Brands represented in the U.S and other select markets by Brown-Forman

Our primary spirits brand is Jack Daniel's, which is the fourth-largest premium spirits brand and the largest selling American whiskey brand in the world according to volume statistics recently published by a leading trade publication. Our other leading brands are Southern Comfort, the largest selling liqueur in the United States, and Canadian Mist, the third-largest selling Canadian whisky worldwide, according to the recently published volume statistics referenced above. Our largest wine brands are Fetzer Vineyards and Bolla, two of the leading premium wine brands in the United States generally selling in the $6-9 per bottle price range according to information published by a leading consumer market research firm. That same firm cites Korbel as the largest selling premium champagne in the retail channel in the United States. We believe the statistics used to rank these products are reasonably accurate.

Our strategy is to market high quality products that satisfy the preferences of consumers of legal drinking age and to support those products with extensive international, national, and regional marketing programs. These programs are intended to extend consumer brand recognition and brand loyalty.

In the United States, we sell spirits and wines either through wholesale distributors or directly to state governments in those states that control alcohol sales. The contracts that we have with many of our distributors have formulas which determine reimbursement to distributors if we terminate them; the amount of reimbursement is based primarily on the distributor's length of service and a percentage of its purchases over time. Some states have statutes which limit our ability to terminate distributor contracts. Outside the United States, we typically distribute our products by selecting the best local distributor for our brands in each specific market. Our principal export markets are the United Kingdom, Germany, Spain, Italy, Australia, France, South Africa, Canada, Japan, and China.

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

Under federal regulations, whiskey must be aged for at least two years to be designated "straight whiskey." We age our straight whiskeys for a minimum of three to six years. Federal regulations also require that "Canadian" whisky must be manufactured in Canada in compliance with Canadian laws and must be aged in Canada for at least three years. We believe we are in compliance with these regulations.

Due to aging requirements, production of whiskeys is scheduled to meet demand three to six years in the future. Accordingly, inventories are larger in relation to sales and total assets than would be normal for most other businesses.


Consumer Durables
-----------------
Our Consumer Durables business consists of a portfolio of consumer brands that have a rich heritage in the domestic market. We sell fine china dinnerware, crystal stemware and giftware, stainless steel flatware, and silver-plated and metal giftware under the Lenox and Gorham brands. Dansk is our contemporary tabletop, housewares and giftware brand. We sell premium casual dinnerware and fine china giftware and collectibles under the Lenox trademark, and sterling silver flatware and sterling silver giftware under the Gorham and Kirk Stieff trademarks. Hartmann is our luggage, business case, and personal leather accessories brand. In addition, in the direct response channel, we sell collectibles, jewelry, and home decor products in the United States under the Lenox brand and outside the United States primarily under the Brooks & Bentley brand.

In February 2005, we announced that we were exploring strategic alternatives for Lenox., Inc., including a possible sale. (Lenox, Inc. represents the major part of our Consumer Durables segment). We expect to conclude this study this summer.

We market our products domestically through authorized department stores, home-specialty stores, price clubs, and independent gift, collectible and jewelry shops, and through our company-owned stores, catalogs, mail-order, and the internet. The following table provides information about company-owned store openings and closures for the two most recent fiscal years:


                                Lenox       Dansk      Hartmann     Total

   As of April 30, 2003           63          46           7         116
     Opened                       --          --           1           1
     Closed                       (5)         (5)         (1)        (11)
                                 ----        ----        ----       -----
   As of April 30, 2004           58          41           7         106
     Converted                    15         (15)         --          --
     Closed                      (10)        (26)         --         (36)
                                 ----        ----        ----       -----
   As of April 30, 2005           63          --           7          70
                                 ====        ====        ====       =====

We also sell our products domestically through strategic partnerships with third party companies and the incentive, premium, business gift, and military exchange distribution channels, and internationally through authorized retailers, duty free stores, and distributors. We sell collectibles, jewelry, and home decor products both domestically and in the United Kingdom through the direct response channel, including mail-order, catalogs and the internet. In the wholesale channel, company-employed sales representatives and, where appropriate, independent commissioned sales representatives and independent distributors sell our consumer durables products.

We believe we are the largest domestic marketer of fine tabletop products. We are also a leading domestic marketer of fine quality luggage, business cases, and personal leather accessories. We compete with a number of other suppliers in the wholesale and direct response channels. We also face competition from lifestyle retail stores that market their own brands.

Clay and feldspar are the principal raw materials used to manufacture china products. Gold and platinum are significant raw materials used to decorate china products. Fine silver is the principal raw material used to manufacture sterling silver giftware and sterling flatware products. Steel is the principal raw material used to manufacture stainless steel flatware. Leather and nylon, tweed, and wool fabric are the principal raw materials used to manufacture luggage, business cases and personal leather accessories. We anticipate that these raw materials will be in adequate supply. However, the acquisition price of gold, platinum, fine silver, and steel is influenced significantly by worldwide economic events and commodity trading.

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

As of April 30, 2005, we employed about 6,100 persons, including approximately 1,300 employed on a part-time or temporary basis. We believe our employee relations are good.

For information on the effects of compliance with federal, state, and local environmental regulations, refer to Note 14, "Environmental Matters," on page 52 of our 2005 Annual Report to Stockholders, which information is incorporated into this report by reference.

Our Web site address is www.brown-forman.com. Please note that our Web site address is provided as an inactive textual reference only. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports are available free of charge on our Web site as soon as reasonably practicable after we electronically file those reports with the Securities and Exchange Commission. The information provided on our Web site is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

We have posted on our Web site (www.brown-forman.com) our Corporate Governance Guidelines, our Code of Conduct that applies to all directors and employees, and our Code of Ethics that applies specifically to our senior financial officers. We have also posted on our Web site the charters of our Audit and Compensation Committees. Copies of these materials are also available free of charge by writing to our Corporate Secretary, Michael B. Crutcher, 850 Dixie Highway, Louisville, Kentucky 40210 or e-mailing him at Michael_Crutcher@b-f.com.


(d) Financial information about geographic areas:

Geographic information about net sales and long-lived assets is in Note 12 of Notes to Consolidated Financial Statements on page 51 of our 2005 Annual Report to Stockholders, which information is incorporated into this report by reference in response to Item 8.


Item 2.  Properties

Significant properties by business segments are as follows:

Beverages
---------
Owned facilities:
   - Office facilities:
        - Corporate offices (including renovated historic structures)
          - Louisville, Kentucky

   - Production and warehousing facilities:
        - Lynchburg, Tennessee
        - Louisville, Kentucky
        - Collingwood, Ontario
        - Shively, Kentucky
        - Woodford County, Kentucky
        - Frederiksted, St. Croix, U.S. Virgin Islands
        - Monterey County, California
        - San Luis Obispo County, California
        - Sonoma County, California
        - Livorno, Italy
        - Lucca, Italy
        - Pedemonte, Italy
        - Soave, Italy

Leased facilities:
   - Production and bottling facility in Dublin, Ireland
   - Wine production and warehousing facility in Mendocino County, California

The lease terms expire at various dates and are generally renewable.

We believe that the facilities are in good condition and are adequate for the business.

Consumer Durables
-----------------
Owned facilities:
   - Office facilities:
        - Lenox Corporate, Wholesale and Brand Organization - Lawrenceville, New Jersey
        - Lenox Direct Response and Business Technology Organization (includes retail store and warehouse) - Langhorne, Pennsylvania

   - Production and office facilities (each of which includes a retail store):
        - Lenox - Pomona, New Jersey; and Kinston, North Carolina
        - Hartmann - Lebanon, Tennessee

   - Warehousing facilities:
        - Lenox/Dansk/Gorham - Hagerstown, Maryland

Leased facilities:
   - Office facilities:
        - Brooks & Bentley - Kent, England

   - Warehousing facilities:
        - Lenox - South Brunswick, New Jersey (includes a retail store and clearance center)
        - Lenox Direct Response - Bristol Township, Pennsylvania

   - Retail stores:
        - The Segment operates 63 Lenox stores in 27 states. In addition, the Segment operates 7 Hartmann luggage outlet stores in 6 states.

   - Showrooms:
        - Lenox/Dansk/Gorham - New York, New York; Dallas, Texas; and Atlanta, Georgia

The lease terms expire at various dates and are generally renewable.

We believe that the facilities are in good condition and are adequate for the business.

Item 3.  Legal Proceedings

Beverages
---------
Brown-Forman Corporation and many other manufacturers of spirits, wine, and beer are defendants in a series of essentially similar class action lawsuits seeking damages and injunctive relief for alleged marketing of beverage alcohol to underage consumers. Nine lawsuits have been filed to date, the first three against eight defendants, including Brown-Forman: Hakki v. Adolph Coors Company, et.al., District of Columbia Superior Court No. CD 03-9183 (November 2003); Kreft v. Zima Beverage Co., et.al., District Court, Jefferson County, Colorado, No. 04cv1827 (December 2003); and Wilson v. Zima Company, et.al., U.S. District Court for the Western District of North Carolina, Charlotte Division, No. 3:04cv141 ( January 2004). Two virtually identical suits with allegations similar to those in the first three lawsuits were filed in Cleveland, Ohio, in April and June, 2004, respectively, against the original eight defendants as well as an additional nine manufacturers of spirits and beer, and are now consolidated as Eisenberg v. Anheuser-Busch, U.S. District Court for the District of Northern Ohio, No. 1:04cv1081. Five similar suits were filed in 2005: Elizabeth H. Sciocchette v. Advanced Brands, Albany County, New York Supreme Court No. 102205 (February 16, 2005); Roger and Kathy Bertovich v. Advanced Brands, Hancock County, West Virginia, Circuit Court No. 05-C-42M (February 17, 2005); Jacquelin Tomberlin v. Adolph Coors, Dane County (Madison, Wisconsin) Circuit Court, (February 23, 2005); Viola Alston v. Advanced Brands, Wayne County, Michigan, Circuit Court No. 05-509294, (March, 30, 2005), and Craig Konhauzer v. Adolph Coors Company, Broward County Florida Circuit Court, No. 05004875 (March 30, 2005). In addition, Brown-Forman received in February, 2004, a pre-lawsuit notice under the California Consumer Protection Act indicating that the same lawyers intend to file a lawsuit there against many industry defendants, including Brown-Forman, presumably on the same facts and legal theories.

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

Brown-Forman, in coordination with other defendants, is vigorously defending itself in these cases, four of which are pending on motions to dismiss.

Consumer Durables
-----------------
On August 23 and 26, 2004, plaintiffs purporting to represent a class of consumers who purchased tableware sold in the United States from May 1, 2001, through the present filed suit against Federated Department Stores, the May Department Stores Company, Waterford Wedgwood U.S.A., and Brown-Forman's Lenox, Inc. subsidiary. In November 2004, plaintiffs filed a consolidated complaint alleging that the defendants violated Section 1 of the Sherman Act by conspiring to fix prices and to boycott sales to Bed Bath & Beyond. The cases are consolidated in the U.S. District Court for the Northern District of California, Nos. C-04-3514VRW and C-04-3622VRW. Plaintiffs seek to recover an undisclosed amount of damages, trebled in accord with the anti-trust laws, as well as costs, attorney fees and injunctive relief. Lenox, Inc. denies the allegations of the complaint and intends to defend the cases vigorously.


Item 4.  Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant


                                                Principal Occupation and
     Name                         Age             Business Experience
     ----                         ---       ---------------------------------

Owsley Brown II                    62       Chairman and Chief Executive Officer
                                            of the company since 1995.

Paul C. Varga                      41       President and Chief Executive
                                            Officer of Brown-Forman Beverages
                                            (a division of Brown-Forman) since
                                            August 2003. Global Chief Marketing
                                            Officer for Brown-Forman Beverages
                                            from 2000 to July 2003. Director of
                                            Marketing for Brown-Forman Spirits-
                                            North American Group from 1998 to
                                            2000.

James D. Hanauer                   50       Chief Executive Officer of Lenox,
                                            Incorporated (a subsidiary of
                                            Brown-Forman) since January 2004.
                                            President of Brown-Forman Distillery
                                            Company (a division of Brown-Forman)
                                            from 1996 to January 2004.

Phoebe A. Wood                     52       Executive Vice President and Chief
                                            Financial Officer of the company
                                            since February 2001. Vice President
                                            and Chief Financial Officer for
                                            Propel, Inc. (a subsidiary of
                                            Motorola) from August 2000 to
                                            February 2001.

Michael B. Crutcher                61       Vice Chairman, General Counsel, and
                                            Secretary since August 2003. Senior
                                            Vice President, General Counsel, and
                                            Secretary from 1989 to August 2003.

James S. Welch, Jr.                46       Vice Chairman, Strategy and Human
                                            Resources since August 2003. Senior
                                            Vice President and Executive
                                            Director of Human Resources from
                                            1999 to August 2003.

James L. Bareuther                 59       Executive Vice President of and
                                            Chief Operating Officer of Brown-
                                            Forman Beverages since August 2003.
                                            President of Brown-Forman Spirits
                                            Americas from July 2001 to August
                                            2003. Executive Vice President,
                                            Spirits Marketing and Sales, North
                                            American Group - Brown-Forman
                                            Beverages Worldwide from 1994 to
                                            July 2001.

Jane C. Morreau                    46       Vice President and Controller since
                                            August 2002. Director of Business
                                            Planning & Analysis from 1997 to
                                            July 2002.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

Our Class A and Class B Common Stock is traded on the New York Stock Exchange (symbols "BFA" and "BFB," respectively).

Holders of record of Common Stock at April 30, 2005:
         Class A Common Stock (Voting)               3,466
         Class B Common Stock (Nonvoting)            4,191

For the other information required by this item, refer to the section entitled "Quarterly Financial Information" at the front of the 2005 Annual Report to Stockholders, which information is incorporated into this report by reference.

Item 6.  Selected Financial Data

For the information required by this item, refer to the section entitled "Selected Financial Data" on page 26 of the 2005 Annual Report to Stockholders, which information is incorporated into this report by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

For the information required by this item, refer to the section entitled "Management's Discussion and Analysis" on pages 27 through 38 of the 2005 Annual Report to Stockholders, and the section entitled "Important Information on Forward-Looking Statements" on page 58 of the 2005 Annual Report to Stockholders, which information is incorporated into this report by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

For the information required by this item, refer to the section entitled "Market Risks" beginning on page 36 of the 2005 Annual Report to Stockholders, which information is incorporated into this report by reference.

Item 8.  Financial Statements and Supplementary Data

For the information required by this item, refer to the Consolidated Financial Statements, Notes to Consolidated Financial Statements, Reports of Management, and Report of Independent Registered Public Accounting Firm on pages 39 through 55 of the 2005 Annual Report to Stockholders, which information is incorporated into this report by reference.

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

For the other information required by this item, refer to 'Management's Report on Internal Control over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" on pages 54 and 55 of the 2005 Annual Report to Stockholders, which information is incorporated into this report by reference.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 28, 2005, which information is incorporated into this report by reference:
(a) "Election of Directors" on pages 6 through 8 (for information on directors);
(b) "Corporate Governance Guidelines, Committee Charters and Codes" on page 11 (for information on our Code of Ethics); (c) the last paragraph on page 15 (for information on delinquent Section 16 filings); and (d) "Audit Committee" on pages 17 through 19. Also, see the information with respect to "Executive Officers of the Registrant" under Part I of this report, which information is incorporated herein by reference.

We will post any amendments to our Code of Ethics that applies to our chief executive officer, principal financial officer, controller and principal accounting officer, and any waivers that are required to be disclosed by the rules of either the SEC or NYSE on our Web site.

Item 11.  Executive Compensation

For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 28, 2005, which information is incorporated into this report by reference:
(a) "Executive Compensation" on pages 20 through 27; (b) "Retirement Plan Descriptions" on page 28; and (c) "Director Compensation" on page 29.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

                      Equity Compensation Plan Information

In July 2004, shareholders approved the 2004 Omnibus Compensation Plan as the successor to both the 1994 Omnibus Compensation Plan providing equity awards to employees and the Non-Employee Directors ("NED") Plan providing equity awards to non-employee directors. At the time the NED Plan was discontinued, it had not been submitted to shareholders. The following table provides information on these plans:


                                                                                                  Number of securities
                                 Number of securities to be     Weighted-average exercise         remaining available
                                  issued upon exercise of         price of outstanding            for future issuance
                                    outstanding options,          options, warrants and        under equity compensation
Plan category                       warrants and rights                 rights(1)                        plans
Equity compensation plans
approved by security holders             4,971,625                        $37.68                        5,281,775

Equity compensation plans not
approved by security holders               175,650                        $32.48                            --   (2)
                                         ---------                        ------                        ---------
Total                                    5,147,275                        $37.50                        5,281,775
                                         =========                        ======                        =========

   (1) The difference in weighted-average exercise price between plans is primarily due to a premium-priced, broad-based grant made to employees under the stockholder-approved plan. In most cases, grant dates and grant prices are the same under both plans.

   (2) No further awards can be made under the Non-Employee Directors plan.

For the other information required by this item, refer to the section entitled "Stock Ownership" on pages 14 through 16 of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 28, 2005, which information is incorporated into this report by reference.

Item 13.  Certain Relationships and Related Transactions

For the information required by this item, refer to the section entitled "Transactions with Management" on page 31 of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 28, 2005, which information is incorporated into this report by reference.

Item 14.  Principal Accountant Fees and Services

For the information required by this item, refer to the section entitled "Fees Paid to Independent Auditor" on page 18 of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 28, 2005, which information is incorporated into this report by reference.

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  1 and 2 - Index to Consolidated Financial Statements and Schedule:

                                                                                                        Reference
                                                                                                                     Annual
                                                                                            Form 10-K               Report to
                                                                                          Annual Report            Stockholders
                                                                                              Page                   Page(s)
        Incorporated by reference to our Annual Report to
           Stockholders for the year ended April 30, 2005:

           Consolidated Statement of Income for the
              years ended April 30, 2003, 2004, and 2005*                                         --                   39
           Consolidated Balance Sheet at April 30, 2004 and 2005*                                 --                   40
           Consolidated Statement of Cash Flows for the
              years ended April 30, 2003, 2004, and 2005*                                         --                   41
           Consolidated Statement of Stockholders' Equity
              for the years ended April 30, 2003, 2004, and 2005*                                 --                   42
           Notes to Consolidated Financial Statements*                                            --                 43 - 53
           Reports of Management*                                                                 --                   54
           Report of Independent Registered Public Accounting Firm*                               --                   55
           Important Information on Forward-Looking Statements                                    --                   58

        Consolidated Financial Statement Schedule:
           Report of Independent Registered Public Accounting Firm
            on Financial Statement Schedule                                                       S-1                  --
           II - Valuation and Qualifying Accounts                                                 S-2                  --


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


(a)    3 - Exhibits: Filed with this report:

Exhibit Index
-------------

     10(f)   Form of Restricted Stock Agreement, as amended.

     10(g)   Form of Employee Stock Appreciation Right Award.

     10(h)   Form of Non-Qualified Stock Option Award.

     10(i)   Form of Non-Employee Director Stock Appreciation Right Award.

     10(j)   Form of Non-Employee Director Non-Qualified Stock Option Award.

     10(k)   Summary of Director and Named Executive Officer Compensation.

     13 Brown-Forman Corporation's Annual Report to Stockholders for the year ended April 30, 2005, but only to the extent set forth in Items 1, 5, 6, 7, 7A, 8 and 9A of this Annual Report on Form 10-K for the year ended April 30, 2005.

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

    3(ii) By-laws of Registrant, as amended on May 26, 2005, which is incorporated into this report by reference to Brown-Forman Corporation's Form 8-K filed on May 27, 2005.

      4 Form of Indenture dated as of March 1, 1994 between Brown-Forman Corporation and The First National Bank of Chicago, as Trustee, which is incorporated into this report by reference to Brown-Forman Corporation's Form S-3 (Registration No. 33-52551) filed on
             March 8, 1994.

    10(a) Brown-Forman Corporation Supplemental Excess Retirement Plan, which is incorporated into this report by reference to Brown-Forman Corporation's Form 10-K filed on July 23, 1990.

    10(b) A description of the Brown-Forman Savings Plan, which is incorporated into this report by reference to page 10 of Brown-Forman's definitive proxy statement filed on June 27, 1996 in connection with its 1996 Annual Meeting of Stockholders.

    10(c) The description of the terms of $250,000,000 of 2-1/8% Notes due 2006 and $350,000,000 of 3% Notes due 2008, which description is incorporated by reference into this report by reference to the Indenture filed with Brown-Forman Corporation's Form S-4 (Registration No. 333-104657) on April 21, 2003.

    10(d) Brown-Forman Corporation 2004 Omnibus Compensation Plan, which is incorporated into this report by reference to Brown-Forman's definitive proxy statement filed on June 30, 2004 in connection with its 2004 Annual Meeting of Stockholders.

    10(e) Five-Year Credit Agreement, dated as of July 30, 2004, among Brown-Forman Corporation, the Lenders named therein, Bank of America, N.A., as Syndication Agent, Citibank, N.A., HSBC Bank USA and National City Bank of Kentucky, as Documentation Agents, and JPMorgan Chase Bank, as Administrative Agent, which is incorporated into this report by reference to Brown-Forman Corporation's
             Form 10-Q filed on September 2, 2004.

    14 Code of Ethics, which is incorporated into this report by reference to Brown-Forman Corporation's Form 10-K filed on July 2, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            BROWN-FORMAN CORPORATION
                                                 (Registrant)



                                            /s/ OWSLEY BROWN II
                                            ------------------------------------
Date:  June 28, 2005                         By:  Owsley Brown II
                                                  Chairman of the Board and
                                                  Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on June 28, 2005 as indicated:


/s/ INA BROWN BOND                              /s/ RICHARD P. MAYER                      /s/ OWSLEY BROWN II
---------------------------------------         ---------------------------------         -----------------------------------------
By:  Ina Brown Bond                             By:  Richard P. Mayer                     By:  Owsley Brown II
     Director                                        Director                                  Director, Chairman of the Board
                                                                                                and Chief Executive Officer


/s/ BARRY D. BRAMLEY                            /s/ STEPHEN E. O'NEIL                     /s/ PATRICK BOUSQUET-CHAVANNE
---------------------------------------         ---------------------------------         -----------------------------------------
By:  Barry D. Bramley                           By:  Stephen E. O'Neil                    By:  Patrick Bousquet-Chavanne
     Director                                        Director                                  Director


/s/ GEO. GARVIN BROWN III                       /s/ WILLIAM M. STREET                     /s/ DACE BROWN STUBBS
---------------------------------------         ---------------------------------         -----------------------------------------
By:  Geo. Garvin Brown III                      By:  William M. Street                    By:  Dace Brown Stubbs
     Director                                        Director, Former President,               Director
                                                     Brown-Forman Corporation


/s/ JANE C. MORREAU                             /s/ PHOEBE A. WOOD                        /s/ OWSLEY BROWN FRAZIER
---------------------------------------         ---------------------------------         -----------------------------------------
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




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                        ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of Brown-Forman Corporation:

Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated June 22, 2005 appearing in the 2005 Annual Report to Stockholders of Brown-Forman Corporation and Subsidiaries (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Louisville, Kentucky
June 22, 2005

                    BROWN-FORMAN CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               For the Years Ended April 30, 2003, 2004, and 2005
                            (Expressed in thousands)


                      Col. A                           Col. B                Col. C                Col. D           Col. E
                      ------                           ------                ------                ------           ------
                                                                           Additions
                                                     Balance at            Charged to                              Balance at
                                                     Beginning                Costs                                    End
                   Description                       of Period            and Expenses           Deductions         of Period
                   -----------                       ----------           ------------           ----------        ----------

2003
    Allowance for Doubtful Accounts                     $15,621              $  3,828             $ 7,419(1)           $12,030
    Accrued Restructuring Costs                          13,038                  --                 6,192(2)             6,846

2004
    Allowance for Doubtful Accounts                     $12,030              $  4,324             $ 4,923(1)           $11,431
    Accrued Restructuring Costs                           6,846                 2,200               6,219(2)             2,827

2005
    Allowance for Doubtful Accounts                     $11,431              $  5,349             $ 4,859(1)           $11,921
    Accrued Restructuring Costs                           2,827                  --                 1,490(2)             1,337


 (1) Doubtful accounts written off, net of recoveries.
 (2) Employee termination benefit payments, write-offs of impaired machinery and equipment (net of recoveries), and other cash expenditures related to the closing of three manufacturing plants.

                                                                   Exhibit 10(f)


                   BROWN-FORMAN 2004 OMNIBUS COMPENSATION PLAN
                           RESTRICTED STOCK AGREEMENT

      Capitalized terms used below have the definitions assigned to them in the Brown-Forman 2004 Omnibus Compensation Plan effective July 22, 2004
                       (the "Plan"), or as defined below.

                                  SUMMARY
Participant:                       [Name]
Award Date:                        [Date]
Performance Period                 [Date] through [Date]
Share Calculation Date:            As soon as practicable following the
                                   Performance Period
Restriction Ending Date:           [Date]
Target Dollar Award:               $[Value]
Class of Shares:                   Brown-Forman Corporation Class B Common
Award Price per Share:             $[Price]

THIS AWARD, effective as of the Award Date set out above, represents the award of bonus opportunity to be delivered in the form of Restricted Stock by Brown-Forman Corporation, a Delaware corporation (the "Company") to the Participant named above, who is an employee of the Company or one or more of its subsidiaries, pursuant to the Plan.

1. Award. The Plan Administrator shall designate a Target Dollar Award amount for each Participant within 90 days of the beginning of the Performance Period, and shall designate Performance Measures for the Performance Period, which may be the same measures as those used for Short-Term Bonus. In arriving at a Target Dollar Award, the Plan Administrator has the right, but not the requirement, to solicit input from the Participant as to the target dollars to be delivered as Restricted Stock. Shortly after the end of the Performance Period, the Target Dollar Award will be adjusted for actual performance against the approved Performance Measures (the "Adjusted Dollars", which shall never be less than $0 nor more than two times the Target Dollar Award), and the Adjusted Dollars will be converted into Restricted Shares of Class B Common Stock by dividing the Adjusted Dollars by the Award Date Price per Share, rounding up to the next whole share. Restricted Shares shall be issued in the name of the Participant, legended with the appropriate restriction, and held in escrow by the Company or its agent. Upon the vesting of the Restricted Stock, and the satisfaction of applicable withholding requirements under IRC Section 10(C), the Company shall issue or cause to be delivered to the participant one or more unlegended stock certificates in respect of such Restricted Stock.

2. Term; Vesting. The term of this Award is for a period of five years from the first day of the Performance Period of the Award. The participant must remain continuously employed by the Company for a period of five fiscal years beginning with the fiscal year of the Award and extending through the Restriction Ending Date in order to be considered vested in the Award, except as provided in
Section 3 below. Assuming continued employment, following the Restriction Ending Date the restrictions will be removed and the unrestricted vested shares shall be delivered to the Participant.

3. Termination of Employment. In the event the Participant does not remain continuously employed by the Company until the Restriction Ending Date, the following rules will apply:

Participants terminating voluntarily and Participants who are discharged for Cause will forfeit all Restricted Stock.

In the event of retirement, death, or involuntary termination for reasons other than discharge for Cause, the Participant may be entitled, at the discretion of the Plan Administrator, to receive a pro-rated portion of each Restricted Stock Award, with the Restricted Stock released from restrictions at a time determined by the Plan Administrator, but in no circumstances later than described in
Section 2 above.

4. Change in Control. In the event of a Change in Control of the Company, as defined in the Plan, all restrictions shall be immediately removed and the unrestricted shares shall be delivered to the Participant as soon as practicable following such Change in Control.

5. Rights as a Stockholder. During the Performance Period prior to the issuance of Restricted Stock, the Participant has no rights as a stockholder (including, but not limited to, the right to receive regular quarterly dividends or dividend equivalents). However, following the issuance of Restricted Stock after the end of the Performance Period, the Participant will have the same stockholder rights as other holders of Class B Common stock except that vesting and the right to sell the shares is restricted as provided herein. Dividends (or dividend equivalents) are payable to the Participant following the issue of Restricted Stock during the restriction period, unless the payment of such dividends creates issues (as determined by the Plan Administrator) under any IRS or SEC regulations including IRC Section 162(m), in which case they will be accrued and paid out at the time the underlying Restricted Stock becomes free of restrictions (or at such later date as the Plan Administrator determines such issues are no longer present).

6. Restrictions on Transfer. This Award and the restricted Stock may not be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated, other than by will or by the laws of descent and distribution.

7. Recapitalization. If there is any change in the Company's Shares through the declaration of stock dividends, a recapitalization, stock splits, or through merger, consolidation, exchange of Shares, or otherwise, or in the event of an extraordinary dividend or other corporate transaction, the Plan Administrator may adjust the number and class of Shares subject to this Award (including by making a different kind or class of securities subject to the Award), as well as the Award Price per Share, to prevent dilution or enlargement of rights.

8. Beneficiary Designation. The Participant may, from time to time, name any beneficiary or beneficiaries (who may be named contingently or successively) to whom any benefit under this Award is to be paid in case of his or her death before he or she receives any or all of such benefit. Each such designation shall revoke all prior designations by the Participant, shall be in a form prescribed by the Company, and will be effective only when delivered during the Participant's lifetime to the Company at its executive offices, addressed to the attention of the Compensation Department in Louisville, Kentucky.

9. Continuation of Employment. This Award shall not confer upon the Participant any right to continued employment by the Company, nor shall this Award interfere in any way with the Company's right to terminate the Participant's employment at any time. A transfer of the Participant's employment between the Company and any of its subsidiaries, or between any divisions or subsidiaries of the Company shall not be deemed a termination of employment.

10.  Miscellaneous.

A) This Award and the Participant's rights under it are subject to all the terms and conditions of the Plan and this Restricted Stock Program, as they may be amended from time to time, as well as to such rules as the Plan Administrator may adopt. The Plan Administrator may impose such restrictions on this Award as it may deem advisable, including, without limitation, restrictions under applicable Federal securities laws, under the requirements of any stock exchange or market upon which such Shares are then listed and/or traded, and under any blue sky or state securities laws applicable to such Shares. The Restricted Stock shall be subject to the requirements that, if at any time the Plan Administrator shall determine that (i) the listing, registration or qualification of Class B Common Stock subject or related thereto upon any securities exchange or under any federal or state law, or (ii) the consent or approval of any governmental body, or (iii) an agreement by the Participant with respect to the disposition of shares of Class B Common Stock is necessary or desirable as a condition of, or in connection with, the delivery or purchase of shares pursuant thereto, then in such event, the grant of Restricted Stock shall not be effective unless such listing, registration, qualification, consent, approval or agreement shall have been effected or obtained free of any conditions not acceptable to the Plan Administrator.

The Plan Administrator may administer, construe, and make all determinations necessary or appropriate to the administration of the Plan and this Award, all of which shall be binding upon the Participant.

B) Subject to the provisions of the Plan, the Board of Directors may terminate, amend, or modify the Plan; provided, however, that no such termination, amendment, or modification of the Plan may in any way adversely affect the Participant's rights under this Award, without the written consent of the Participant. This Agreement may not be modified, amended or waived except by an instrument in writing signed by both parties hereto. The waiver by either party of compliance with any provision of this Agreement shall not operate or be construed as a waiver of any other provision of this Agreement, or of any subsequent breach by such party of a provision of this Agreement.

C) The Company may deduct or withhold, or require the Participant to remit to the Company, an amount sufficient to satisfy Federal, state, and local taxes (including the Participant's FICA obligation) required by law to be withheld with respect to any exercise of the Participant's rights under this Award.

The Participant may remit sufficient cash to the Company to satisfy the withholding requirement or, subject to the approval of the Plan Administrator, the Participant may elect to satisfy the withholding requirement, in whole or in part, by having the Company withhold Shares having an aggregate Fair Market Value, on the date the tax is to be determined, equal to the amount required to be withheld. Such elections shall be irrevocable, shall be in writing, and shall be signed by the Participant before the day that the transaction becomes taxable.

D) The Participant agrees to take all steps necessary to comply with all applicable Federal and state securities law in exercising his or her rights under this Award.

E) This Award shall be subject to all applicable laws, rules, and regulations, and to such approvals by any governmental agencies or national securities exchanges as may be required.

F) The Company's obligations under the Plan and this Award shall bind any successor to the Company, whether succession results from a direct or indirect purchase, merger, consolidation, or otherwise, of all or substantially all of the business and/or assets of the Company.

G) To the extent not preempted by Federal law, this Award shall be governed by, and construed in accordance with, the laws of the State of Delaware.

H) At all times when IRC Section 162(m) applies, all Awards to Designated Executive Officers shall comply with its requirements, unless the Plan Administrator determines that compliance is not desired or necessary for any Award or Awards. To that end, the Plan Administrator may make such adjustments it deems appropriate for a specific Award or Awards, except that a performance-based Award cannot be replaced by a non-performance-based Award if performance goals are not achieved, nor can the characterization of an Executive Officer as a Designated Executive Officer, once made, change for a given Performance Period.

I) This Award is subject to the terms of the Plan and Administrative Guidelines promulgated under it from time to time. In the event of a conflict between this document and the Plan, the Plan document as well as any determinations made by the Plan Administrator as authorized by the Plan document, shall govern.

J) The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

IN WITNESS WHEREOF, the parties have caused this Award to be executed as of the Grant Date.


Brown-Forman Corporation



By:_______________________________
Bruce S. Cote
Vice President,
Director HR Employee Services

                                              Accepted:





                                              __________________________________
                                              Participant

                                                                   Exhibit 10(g)


                   BROWN-FORMAN 2004 OMNIBUS COMPENSATION PLAN
                     EMPLOYEE STOCK APPRECIATION RIGHT AWARD

      Capitalized terms used below have the definitions assigned to them in the Brown-Forman 2004 Omnibus Compensation Plan, effective July 22, 2004
                      (the "Plan"), or as defined herein.

                                    SUMMARY
Participant:                         [Name]
Grant Date:                          [Date]
First Exercise Date:                 [Date]
Expiration Date:                     [Date]
Number of Shares:                    [Number]
Class of Shares:                     Brown-Forman Corporation Class B Common
Grant Price:                         $[Price]

THIS AWARD, effective as of the Grant Date set out above, represents the grant of a stock appreciation right by Brown-Forman Corporation, a Delaware corporation (the "Company") to the Participant named above, who is an employee of the Company or one or more of its subsidiaries, pursuant to the Plan.

1. Grant of Stock Appreciation Right. The Company hereby grants to the Participant a Stock-Settled Stock Appreciation Right (the "SSAR"), subject to the terms and conditions set out within this Award and to the terms of the Plan.

2. Value of the SSAR. The SSAR shall entitle the Participant, upon exercise of the SSAR (in whole or in part), to receive from the Company an amount (payable in the form of Class B Common Shares) determined by multiplying:

A) the appreciated value of one Class B Common Share, calculated as the Fair Market Value of one Class B Common Share on the date of exercise minus the Grant Price as shown above; by

B) the number of Class B Common Shares with respect to which the SSAR is exercised.

3. Term. The term of this Award is for a period of ten years from the first day of the fiscal year of grant. To exercise the SSAR, the Participant must remain continuously employed by the Company for at least three years from the first day of the fiscal year of grant, except as provided in Section 6 below. Assuming continuous employment, the SSAR will become exercisable on the First Exercise Date shown above, and it must be exercised before the close of business on the Expiration Date shown above.

4. How to Exercise the SSAR. The SSAR may be exercised by delivery of written notice in a prescribed form to the Company at its executive offices, addressed to the attention of the Compensation Department in Louisville, Kentucky. Such notice shall state the Participant's intention to exercise the SSAR and shall provide the number of Class B Common Shares as to which the SSAR is to be exercised. Such written notice must be signed by the Participant or his or her legal representative. SSAR's may be exercised in whole or in part, but not for fewer than 500 shares at any one time, unless the SSAR being exercised has less than 500 remaining shares.

As soon as practicable after the receipt of the Participant's written notice to exercise the SSAR (in whole or in part), the Company shall cause to be delivered to the Participant or his or her legal representative, as the case may be, one or more certificates for the Class B Common Shares due to the Participant upon exercise. The Class B Common Share certificate(s) shall be issued in the Participant's name (or, at the discretion of the Participant, jointly in the name of the Participant and the Participant's spouse).

5. Form of Payment. The Company shall satisfy its obligation upon the Participant's exercise of the SSAR (in whole or in part) in Class B Common Shares based upon the Fair Market Value or the Company's Class B Common Shares on the date of exercise, as determined by the Plan Administrator in its sole discretion. Notwithstanding the foregoing, no fractional Share shall be distributed in settlement of the SSAR and any portion of the SSAR which would be settled in a fractional Share shall be rounded up to a whole Share with no additional payment to be made in cash except as otherwise permitted by the Internal Revenue Service under an exemption from the application of IRC Section 409A.

6. Termination of Employment. In the event the Participant does not remain continuously employed by the Company during the term of the SSAR, the following rules will apply:

A) Retirement. Retirement means termination of employment on or after reaching age 55 with at least five (5) full years of service, or on or after reaching age 65 with any service. If the Participant terminates employment by reason of Retirement, the SSAR will continue in force until the earlier of (a) the Expiration Date; or (b) the end of seven years following the date of Retirement. Retirement does not affect the First Exercise Date.

B) Death. If the Participant dies, the SSAR will immediately become exercisable (if not already exercisable) but the SSAR must be exercised by the earlier of
(a) the Expiration Date or (b) the end of five years following the date of death. An exercisable SSAR shall be exercised by the person(s) named as the Participant's beneficiary(ies), or, if the Participant has not named one or more beneficiaries, by whoever has acquired the Participant's rights by will or by the laws of descent and distribution.

C) Termination for Cause. A SSAR granted to a Participant who is terminated for cause, as defined in the Plan, shall expire immediately as of the date and time that the Participant is notified of the termination and may not be exercised.

D) Voluntary Termination. A SSAR granted to a Participant who terminates employment voluntarily shall continue in force until the earlier of (a) the Expiration Date or (b) the end of thirty days following the date of termination. Voluntary Termination does not affect the First Exercise Date.

E) Termination for any Other Reasons. If the Participant's employment terminates for any reason other than those set out in items A through D immediately above, and in the absence of any action by the Plan Administrator, the SSAR shall expire immediately as of the time and date of termination, and may not be exercised. However, the Plan Administrator, in its sole discretion, based on the facts and circumstances of such termination, may accelerate the First Exercise Date of all or any portion of the SSAR, and/or may delay the expiration of all or any portion of the SSAR to any date not later than the Expiration Date.

7. Change in Control or Potential Change in Control. In the event of a Change in Control or Potential Change in Control of the Company, as defined in the Plan, the First Exercise Date and the Participant's rights with respect to the SSAR shall be governed by the terms of Article 11 of the Plan.

8. Rights as a Shareholder. The Participant has no rights as a shareholder (including, but not limited to, the right to receive dividends or dividend equivalents, or to vote on shareholder issues) with respect to Shares potentially available upon exercise of the SSAR. Shareholder rights accrue only to holders of Shares issued and delivered pursuant to exercise of the SSAR.

9. Restrictions on Transfer. The SSAR may not be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated, other than by will or by the laws of descent and distribution. Further, the SSAR shall be exercisable during the Participant's lifetime only by the Participant or the Participant's duly appointed legal representative.

10. Recapitalization. If there is any change in the Company's Shares through the declaration of Share dividends or through recapitalization resulting in Share splits or through merger, consolidation, exchange of Shares, or otherwise, the Plan Administrator may adjust the number and class of Shares subject to the SSAR, as well as the Grant Price, to prevent dilution or enlargement of rights.

11. Beneficiary Designation. The Participant may, from time to time, name any beneficiary or beneficiaries (who may be named contingently or successively) to whom any benefit under this Award is to be paid in case of his or her death before he or she receives any or all of such benefit. Each such designation shall revoke all prior designations by the Participant, shall be in a form prescribed by the Company, and will be effective only when delivered during the Participant's lifetime to the Company at its executive offices, addressed to the attention of the Compensation Department in Louisville, Kentucky.

12. Continuation of Employment. This Award shall not confer upon the Participant any right to continued employment by the Company, nor shall this Award interfere in any way with the Company's right to terminate the Participant's employment at any time. A transfer of the Participant's employment between the Company and any of its subsidiaries, or between any divisions or subsidiaries of the Company shall not be deemed a termination of employment.

13. Tax Consequences.  By accepting the SSAR, the Participant  acknowledges that
(i) he or she understands that upon either the grant or the exercise of the SSAR, he or she may recognize adverse tax consequences, and (ii) he or she understands that the Company may deduct or withhold, or require the Participant to remit to the Company, an amount of Class B Common Shares sufficient to satisfy Federal, state, and local taxes (including the Participant's FICA obligation) required by law to be withheld with respect to any exercise of the Participant's rights under this Award. You are encouraged to consult with a qualified tax advisor concerning the SSAR. In addition, the Participant agrees that the SSAR shall be administered and settled as required for the SSAR to be deemed not to be deferred compensation subject to the provisions of IRC Section 409A as provided in Internal Revenue Service Notice 2005-1.

14.      Miscellaneous.

A) This Award and the Participant's rights under it are subject to all the terms and conditions of the Plan, as the same may be amended from time to time, as well as to such rules as the Plan Administrator may adopt. The Plan Administrator may impose such restrictions on any Shares acquired pursuant to the exercise of the SSAR as it may deem advisable, including, without limitation, restrictions under applicable Federal securities laws, under the requirements of any stock exchange or market upon which such Shares are then listed and/or traded, and under any blue sky or state securities laws applicable to such Shares. The Plan Administrator in conjunction with the Company's compliance officer may designate periods during which the SSAR may not be exercised by Participants.

The Plan Administrator may, in its sole discretion, administer, construe, and make all determinations necessary or appropriate to the administration of the Plan and the SSAR, all of which shall be binding upon the Participant.

B) Subject to the provisions of the Plan, the Board of Directors may terminate, amend, or modify the Plan; provided, however, that no such termination, amendment, or modification of the Plan may in any way adversely affect the Participant's rights under this Award, without the written consent of the Participant.

C) The Participant agrees to take all steps necessary to comply with all applicable Federal and state securities law in exercising his or her rights under this Award.

D) This Award shall be subject to all applicable laws, rules, and regulations, and to such approvals by any governmental agencies or national securities exchanges as may be required.

E) The Company's obligations under the Plan and this Award, with respect to the SSAR, shall bind any successor to the Company, whether succession results from a direct or indirect purchase, merger, consolidation, or otherwise, of all or substantially all of the business and/or assets of the Company.

F) To the extent not preempted by Federal law, this Award shall be governed by, and construed in accordance with, the laws of the State of Delaware.

G) At all times when IRC Section 162(m) applies, all Awards to Designated Executive Officers shall comply with its requirements, unless the Plan Administrator determines that compliance is not desired or necessary for any Award or Awards. To that end, the Plan Administrator may make such adjustments it deems appropriate for a specific Award or Awards, except that a performance-based Award cannot be replaced by a non-performance-based Award if performance goals are not achieved, nor can the characterization of an Executive Officer as a Designated Executive Officer, once made, change for a given Performance Period.

H) This Award is subject to the terms of the Plan and Administrative Guidelines promulgated under it from time to time. In the event of a conflict between this document and the Plan, the Plan document as well as any determinations made by the Plan Administrator as authorized by the Plan document, shall govern.

IN WITNESS WHEREOF, the parties have caused this Award to be executed as of the Grant Date.


Brown-Forman Corporation



By:_______________________
Bruce S. Cote
Vice President,
Director HR Employee Services

                                                                   Exhibit 10(h)


                   BROWN-FORMAN 2004 OMNIBUS COMPENSATION PLAN
                    EMPLOYEE NONQUALIFIED STOCK OPTION AWARD

      Capitalized terms used below have the definitions assigned to them in the Brown-Forman 2004 Omnibus Compensation Plan, effective July 22, 2004
                       (the "Plan"), or as defined herein.

                                  SUMMARY
Optionee:                          [Name]
Grant Date:                        [Date]
First Exercise Date                [Date]
Expiration Date                    [Date]
Option Shares                      [Number]
Class of Shares                    Brown-Forman Corporation Class B Common
Option Price per Share             $[Price]

THIS AWARD, effective as of the Grant Date set out above, represents the grant of a nonqualified stock option by Brown-Forman Corporation, a Delaware corporation (the "Company") to the Optionee named above, who is an employee of the Company or one or more of its subsidiaries, pursuant to the Plan.

1. Grant of Option. The Company hereby grants to the Optionee an option (the "Option") to purchase, subject to the terms and conditions set out within this Award and to the terms of the Plan, the number of Option Shares shown above, of the Class of Shares shown above, at the Option Price per Share shown above. The Option Price is the Fair Market Value of a Share on the Grant Date.

2. Term. The term of this Award is for a period of ten years from the first day of the fiscal year of grant. To exercise the option, the Optionee must remain continuously employed by the Company for at least three years, except as provided in Section 3 below. Assuming continuous employment, the Option will become exercisable on the First Exercise Date shown above, and it must be exercised before the close of business on the Expiration Date shown above. Options may be exercised in whole or in part, but not for fewer than 500 shares at any one time, unless fewer than 500 shares then remain subject to the Option and the Option is then being exercised as to all such remaining shares.

3. Termination of Employment. In the event the Optionee does not remain continuously employed by the Company during the term of the Option, the following rules will apply:

A) Retirement. Retirement means termination of employment on or after reaching age 55 with at least 5 full years of service, or on or after reaching age 65 with any service. If the Optionee terminates employment by reason of Retirement, the Option will continue in force until the earlier of (a) the Expiration Date; or (b) the end of seven years following the date of retirement. Retirement does not affect the First Exercise Date.

B) Death. If the Optionee dies, the Option will immediately become exercisable (if not already exercisable) but the Option must be exercised by the earlier of
(a) the Expiration Date or (b) the end of five years following the date of death. Exercisable options may be exercised by the person(s) named as the Optionee's beneficiary (ies), or, if the Optionee has not named one or more beneficiaries, by whoever has acquired the Optionee's rights by will or by the laws of descent and distribution.

C) Termination for Cause. Options granted to an Optionee who is terminated for cause expire immediately at as of the date and time that the Optionee is notified of the termination and may not be exercised.

D) Voluntary Termination. Options granted to an Optionee who terminates employment voluntarily will continue in force until the earlier of (a) the Expiration Date or (b) the end of thirty days following the date of termination. Voluntary Termination does not affect the First Exercise Date.

E) Termination for any Other Reasons. If the Optionee's employment terminates for any reason other than those set out in items A through D immediately above, and in the absence of any action by the Plan Administrator, the option shall expire immediately as of the time and date of termination, and may not be exercised. However, the Plan Administrator, in its sole discretion, based on the facts and circumstances of such termination, may accelerate the First Exercise Date of all or any portion of the option, and/or may delay the expiration of all or any portion of the option to any date not later than the Expiration Date.

4. Change in Control or Potential Change in Control. In the event of a Change in Control or Potential Change in Control of the Company, as defined in the Plan, the First Exercise Date and the Optionee's rights with respect to this Option shall be governed by the terms of Article 11 of the Plan.

5. Rights as a Stockholder. The Optionee has no rights as a stockholder (including, but not limited to, the right to receive dividends or dividend equivalents, or to vote on shareholder issues) with respect to Shares potentially available upon the exercise of unexercised options. Stockholder rights accrue only to holders of Shares issued and delivered pursuant to an Option exercise.

6. Restrictions on Transfer. This Option may not be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated, other than by will or by the laws of descent and distribution. Further, this Option shall be exercisable during the Optionee's lifetime only by the Optionee or the Optionee's duly appointed legal representative.

7. Recapitalization. If there is any change in the Company's Shares through the declaration of stock dividends or through recapitalization resulting in stock splits or through merger, consolidation, exchange of Shares, or otherwise, the Plan Administrator may adjust the number and class of Shares subject to this Option, as well as the Option Price, to prevent dilution or enlargement of rights.

8. How to Exercise Option. This Option may be exercised by delivery of written notice in a prescribed form to the Company at its executive offices, addressed to the attention of the Compensation Department in Louisville, Kentucky. Such notice: (a) shall be signed by the Optionee or his legal representative; (b) shall specify the number of full Shares then elected to be purchased with respect to the Option; (c) shall covenant that all Shares acquired shall be sold or transferred in compliance with all applicable securities laws; and (d) shall be accompanied by payment in full of the Option Price of the Shares to be purchased.

The Option Price upon exercise of this Option shall be payable to the Company in full either: (a) in cash or its equivalent (such equivalence being at the sole discretion of the Plan Administrator); or (b) by tendering previously acquired shares having an aggregate Fair Market Value at the time of exercise equal to the total Option Price (provided that the Shares which are tendered must have been held by the Optionee for at least six months prior to their tender); or (c) by a combination of (a) and (b). Subject to approval by the Plan Administrator, in lieu of actually tendering previously acquired shares, the Optionee may furnish a written attestation in form and substance acceptable to the Plan Administrator attesting to the Optionee's ownership of the shares he would be tendering.

The Plan Administrator also may allow the Optionee to exercise pursuant to a "funded exercise" procedure, as permitted under Federal Reserve Board's Regulation T, subject to applicable securities law restrictions, or by any other means which the Plan Administrator, in its sole discretion, determines to be consistent with the Plan's purpose and applicable law.

As promptly as practicable after the receipt of notice and payment upon exercise, the Company shall cause to be delivered to the Optionee or his legal representative, as the case may be, one or more certificates for the Shares so purchased. The Share certificate(s) shall be issued in the Optionee's name (or, at the discretion of the Optionee, jointly in the name of the Optionee and the Optionee's spouse).

9. Beneficiary Designation. The Optionee may, from time to time, name any beneficiary or beneficiaries (who may be named contingently or successively) to whom any benefit under this Award is to be paid in case of his or her death before he or she receives any or all of such benefit. Each such designation shall revoke all prior designations by the Optionee, shall be in a form prescribed by the Company, and will be effective only when delivered during the Optionee's lifetime to the Company at its executive offices, addressed to the attention of the Compensation Department in Louisville, Kentucky.

10. Continuation of Employment. This Award shall not confer upon the Optionee any right to continued employment by the Company, nor shall this Award interfere in any way with the Company's right to terminate the Optionee's employment at any time. A transfer of the Optionee's employment between the Company and any of its subsidiaries, or between any divisions or subsidiaries of the Company shall not be deemed a termination of employment.

11.  Miscellaneous.

A) This Option Award and the Optionee's right under it are subject to all the terms and conditions of the Plan, as the same may be amended from time to time, as well as to such rules as the Plan Administrator may adopt. The Plan Administrator may impose such restrictions on any Shares acquired pursuant to the exercise of this Option as it may deem advisable, including, without limitation, restrictions under applicable Federal securities laws, under the requirements of any stock exchange or market upon which such Shares are then listed and/or traded, and under any blue sky or state securities laws applicable to such Shares. The Plan Administrator in conjunction with the Company's compliance officer may designate periods during which options may not be exercised by employee Optionees.

The Plan Administrator may administer, construe, and make all determinations necessary or appropriate to the administration of the Plan and this Option Award, all of which shall be binding upon the Optionee.

B) Subject to the provisions of the Plan, the Board of Directors may terminate, amend, or modify the Plan; provided, however, that no such termination, amendment, or modification of the Plan may in any way adversely affect the Optionee's rights under this Award, without the written consent of the Optionee.

C) The Company may deduct or withhold, or require the Optionee to remit to the Company, an amount sufficient to satisfy Federal, state, and local taxes (including the Participant's FICA obligation) required by law to be withheld with respect to any exercise of the Optionee's rights under this Award.

Subject to the approval of the Plan Administrator, the Optionee may elect to satisfy the withholding requirement, in whole or in part, by having the Company withhold Shares having an aggregate Fair Market Value, on the date the tax is to be determined, equal to the amount required to be withheld. Such elections shall be irrevocable, shall be in writing, and shall be signed by the Optionee before the day that the transaction becomes taxable.

D) The Optionee agrees to take all steps necessary to comply with all applicable Federal and state securities law in exercising his or her rights under this Award.

E) This Award shall be subject to all applicable laws, rules, and regulations, and to such approvals by any governmental agencies or national securities exchanges as may be required.

F) The Company's obligations under the Plan and this Award, with respect to this Option, shall bind any successor to the Company, whether succession results from a direct or indirect purchase, merger, consolidation, or otherwise, of all or substantially all of the business and/or assets of the Company.

G) To the extent not preempted by Federal law, this Award shall be governed by, and construed in accordance with, the laws of the State of Delaware.

H) At all times when IRC Section 162(m) applies, all Awards to Designated Executive Officers shall comply with its requirements, unless the Plan Administrator determines that compliance is not desired or necessary for any Award or Awards. To that end, the Plan Administrator may make such adjustments it deems appropriate for a specific Award or Awards, except that a performance-based Award cannot be replaced by a non-performance-based Award if performance goals are not achieved, nor can the characterization of an Executive Officer as a Designated Executive Officer, once made, change for a given Performance Period.

I) This Award is subject to the terms of the Plan and Administrative Guidelines promulgated under it from time to time. In the event of a conflict between this document and the Plan, the Plan document as well as any determinations made by the Plan Administrator as authorized by the Plan document, shall govern.


IN WITNESS WHEREOF, the parties have caused this Award to be executed as of the Grant Date.


Brown-Forman Corporation



By:_______________________________
Bruce S. Cote
Vice President,
Director HR Employee Services

                                                                   Exhibit 10(i)


                   BROWN-FORMAN 2004 OMNIBUS COMPENSATION PLAN
              NON-EMPLOYEE DIRECTOR STOCK APPRECIATION RIGHT AWARD

      Capitalized terms used below have the definitions assigned to them in the Brown-Forman 2004 Omnibus Compensation Plan, effective July 22, 2004
                       (the "Plan"), or as defined herein.

                                    SUMMARY
Participant:                         [Name]
Grant Date:                          [Date]
First Exercise Date:                 [Date]
Expiration Date:                     [Date]
Number of Shares:                    [Number]
Class of Shares:                     Brown-Forman Corporation Class B Common
Grant Price:                         $[Price]

THIS AWARD, effective as of the Grant Date set out above, represents the grant of a stock appreciation right by Brown-Forman Corporation, a Delaware corporation (the "Company") to the Participant named above, who is a Non-Employee Director of the Company pursuant to the Plan.

1. Grant of Stock Appreciation Right. The Company hereby grants to the Participant a Stock-settled Stock Appreciation Right (the "SSAR"), subject to the terms and conditions set out within this Award and to the terms of the Plan.

2. Value of the SSAR. The SSAR shall entitle the Participant, upon exercise of the SSAR (in whole or in part), to receive from the Company an amount (payable in the form of Class B Common Shares) determined by multiplying:

A) the appreciated value of one Class B Common Share, calculated as the Fair Market Value of one Class B Common Share on the date of exercise minus the Grant Price as shown above; by

B) the number of Class B Common Shares with respect to which the SSAR is exercised.

3. Term. The term of this Award is for a period of ten years from the first day of the fiscal year of grant. The SSAR will become exercisable on the First Exercise Date shown above, and it must be exercised before the close of business on the Expiration Date shown above.

4. How to Exercise the SSAR. The SSAR may be exercised by delivery of written notice in a prescribed form to the Company at its executive offices, addressed to the attention of the Compensation Department in Louisville, Kentucky. Such notice shall state the Participant's intention to exercise the SSAR and shall provide the number of Class B Common Shares as to which the SSAR is to be exercised. Such written notice must be signed by the Participant or his or her legal representative. SSAR's may be exercised in whole or in part, but not for fewer than 500 shares at any one time, unless the SSAR being exercised has less than 500 remaining shares.

As soon as practicable after the receipt of the Participant's written notice to exercise the SSAR (in whole or in part), the Company shall cause to be delivered to the Participant or his or her legal representative, as the case may be, one or more certificates for the Class B Common Shares due to the Participant upon exercise. The Class B Common Share certificate(s) shall be issued in the Participant's name (or, at the discretion of the Participant, jointly in the name of the Participant and the Participant's spouse).

5. Form of Payment. The Company shall satisfy its obligation upon the Participant's exercise of the SSAR (in whole or in part) in Class B Common Shares based upon the Fair Market Value or the Company's Class B Common Shares on the date of exercise, as determined by the Plan Administrator in its sole discretion. Notwithstanding the foregoing, no fractional Share shall be distributed in settlement of the SSAR and any portion of the SSAR which would be settled in a fractional Share shall be rounded up to a whole Share with no additional payment to be made in cash except as otherwise permitted by the Internal Revenue Service under an exemption from the application of IRC Section 409A.

6. Termination of Service. In the event the Participant does not remain a Non-Employee Director of the Company during the term of the SSAR, the following rules will apply:

A) Voluntary Retirement. If the Board Service of the Participant terminates by reason of Voluntary Retirement from Board Service, the SSAR will continue in force until the earlier of (a) the Expiration Date; or (b) the end of seven years following the date of Retirement.

B) Death. If the Participant  dies, the SSAR must be exercised by the earlier of
(a) the Expiration Date or (b) the end of five years following the date of death. An exercisable SSAR shall be exercised by the person(s) named as the Participant's beneficiary(ies), or, if the Participant has not named one or more beneficiaries, by whoever has acquired the Participant's rights by will or by the laws of descent and distribution.

C) Termination for any Other Reasons. If the Participant's service terminates for any reason other than those set out in items A through B immediately above, and in the absence of any action by the Plan Administrator, the SSAR shall expire immediately as of the time and date of termination, and may not be exercised. However, the Plan Administrator, in its sole discretion, based on the facts and circumstances of such termination, may delay the expiration of all or any portion of the SSAR to any date not later than the Expiration Date.

7. Change in Control or Potential Change in Control. In the event of a Change in Control or Potential Change in Control of the Company, as defined in the Plan, the First Exercise Date and the Participant's rights with respect to the SSAR shall be governed by the terms of Article 11 of the Plan.

8. Rights as a Shareholder. The Participant has no rights as a shareholder (including, but not limited to, the right to receive dividends or dividend equivalents, or to vote on shareholder issues) with respect to Shares potentially available upon exercise of the SSAR. Shareholder rights accrue only to holders of Shares issued and delivered pursuant to exercise of the SSAR.

9. Restrictions on Transfer. The SSAR may not be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated, other than by will or by the laws of descent and distribution. Further, the SSAR shall be exercisable during the Participant's lifetime only by the Participant or the Participant's duly appointed legal representative.

10. Recapitalization. If there is any change in the Company's Shares through the declaration of Share dividends or through recapitalization resulting in Share splits or through merger, consolidation, exchange of Shares, or otherwise, the Plan Administrator may adjust the number and class of Shares subject to the SSAR, as well as the Grant Price, to prevent dilution or enlargement of rights.

11. Beneficiary Designation. The Participant may, from time to time, name any beneficiary or beneficiaries (who may be named contingently or successively) to whom any benefit under this Award is to be paid in case of his or her death before he or she receives any or all of such benefit. Each such designation shall revoke all prior designations by the Participant, shall be in a form prescribed by the Company, and will be effective only when delivered during the Participant's lifetime to the Company at its executive offices, addressed to the attention of the Compensation Department in Louisville, Kentucky.

12. Continuation of Service. This Award shall not confer upon the Participant any right to continued service as a director of the Company, nor shall this Award interfere in any way with the Company's right to terminate the Participant's service at any time.

13. Tax Consequences.  By accepting the SSAR, the Participant  acknowledges that
(i) he or she understands that upon either the grant or the exercise of the SSAR, he or she may recognize adverse tax consequences, and (ii) he or she understands that the Company may deduct or withhold, or require the Participant to remit to the Company, an amount of Class B Common Shares sufficient to satisfy Federal, state, and local taxes (including the Participant's FICA obligation) required by law to be withheld with respect to any exercise of the Participant's rights under this Award. You are encouraged to consult with a qualified tax advisor concerning the SSAR. In addition, the Participant agrees that the SSAR shall be administered and settled as required for the SSAR to be deemed not to be deferred compensation subject to the provisions of IRC Section 409A as provided in Internal Revenue Service Notice 2005-1.

14.      Miscellaneous.

A) This Award and the Participant's rights under it are subject to all the terms and conditions of the Plan, as the same may be amended from time to time, as well as to such rules as the Plan Administrator may adopt. The Plan Administrator may impose such restrictions on any Shares acquired pursuant to the exercise of the SSAR as it may deem advisable, including, without limitation, restrictions under applicable Federal securities laws, under the requirements of any stock exchange or market upon which such Shares are then listed and/or traded, and under any blue sky or state securities laws applicable to such Shares. The Plan Administrator in conjunction with the Company's compliance officer may designate periods during which the SSAR may not be exercised by Participants.

The Plan Administrator may, in its sole discretion, administer, construe, and make all determinations necessary or appropriate to the administration of the Plan and the SSAR, all of which shall be binding upon the Participant.

B) Subject to the provisions of the Plan, the Board of Directors may terminate, amend, or modify the Plan; provided, however, that no such termination, amendment, or modification of the Plan may in any way adversely affect the Participant's rights under this Award, without the written consent of the Participant.

C) The Participant agrees to take all steps necessary to comply with all applicable Federal and state securities law in exercising his or her rights under this Award.

D) This Award shall be subject to all applicable laws, rules, and regulations, and to such approvals by any governmental agencies or national securities exchanges as may be required.

E) The Company's obligations under the Plan and this Award, with respect to the SSAR, shall bind any successor to the Company, whether succession results from a direct or indirect purchase, merger, consolidation, or otherwise, of all or substantially all of the business and/or assets of the Company.

F) To the extent not preempted by Federal law, this Award shall be governed by, and construed in accordance with, the laws of the State of Delaware.

G) At all times when IRC Section 162(m) applies, all Awards to Designated Executive Officers shall comply with its requirements, unless the Plan Administrator determines that compliance is not desired or necessary for any Award or Awards. To that end, the Plan Administrator may make such adjustments it deems appropriate for a specific Award or Awards, except that a performance-based Award cannot be replaced by a non-performance-based Award if performance goals are not achieved, nor can the characterization of an Executive Officer as a Designated Executive Officer, once made, change for a given Performance Period.

H) This Award is subject to the terms of the Plan and Administrative Guidelines promulgated under it from time to time. In the event of a conflict between this document and the Plan, the Plan document as well as any determinations made by the Plan Administrator as authorized by the Plan document, shall govern.

IN WITNESS WHEREOF, the parties have caused this Award to be executed as of the Grant Date.


Brown-Forman Corporation



By:_______________________
Bruce S. Cote
Vice President,
Director HR Employee Services

                                                                   Exhibit 10(j)


                   BROWN-FORMAN 2004 OMNIBUS COMPENSATION PLAN
             NON-EMPLOYEE DIRECTOR'S NONQUALIFIED STOCK OPTION AWARD

      Capitalized terms used below have the definitions assigned to them in the Brown-Forman 2004 Omnibus Compensation Plan effective July 22, 2004
                       (the "Plan"), or as defined herein.

                                  SUMMARY
Optionee:                          [Name]
Grant Date:                        [Date]
First Exercise Date                [Date]
Expiration Date                    [Date]
Option Shares                      [Number]
Class of Shares                    Brown-Forman Corporation Class B Common
Option Price per Share             $[Price]

THIS AWARD, effective as of the Grant Date set out above, represents the grant of a nonqualified stock option by Brown-Forman Corporation, a Delaware corporation (the "Company") to the Optionee named above, who is a Non-Employee Director of the Company pursuant to the Plan.

1. Grant of Option. The Company hereby grants to the Optionee an option (the "Option") to purchase, subject to the terms and conditions set out within this Award and to the terms of the Plan, the number of Option Shares shown above, of the Class of Shares shown above, at the Option Price per Share shown above. The Option Price is the Fair Market Value of a Share on the Grant Date.

2. Term. The term of this Award is for a period of ten years from the first day of the fiscal year of grant. The Option is immediately exercisable following the Grant Date shown above, and it must be exercised before the earlier of the close of business on the Expiration Date shown above or the applicable date (if any) set forth in section 3 below. Options may be exercised in whole or in part, but not for less than 500 shares at any one time, unless fewer than 500 shares then remain subject to the Option and the Option is then being exercised as to all such remaining shares.

3. Termination of Service. In the event the Optionee does not remain a Non-Employee Director of the Company during the term of the Option, the following rules will apply:

A) Voluntary Retirement. If the Board Service of the Optionee terminates by reason of his or her Voluntary Retirement from board service, the Option will continue in force until the earlier of (a) the Expiration Date; or (b) the end of seven years following the date of such termination.

B) Death.  If the Optionee  dies, the Option must be exercised by the earlier of
(a) the Expiration Date; or (b) the end of five years following the date of death. The Option may be exercised by the person(s) named as the Optionee's beneficiary(ies), or, if the Optionee has not named one or more beneficiaries, by whoever has acquired the Optionee's rights by will or by the laws of descent and distribution.

C) Termination for any Other Reasons. If the Optionee's Board Service terminates for any reason other than those set out in items A through B immediately above, and in the absence of any action by the Plan Administrator, the option shall expire immediately as of the date of termination, and may not be exercised after that date. However, the Plan Administrator, in its sole discretion, based on the facts and circumstances of such termination, may delay the expiration of all or any portion of the option to any date not later than the Expiration Date.

4. Change in Control. In the event of a Change in Control of the Company, the Optionee's right to exercise this option shall immediately become 100% vested as of the date that the definition of Change in Control has been fulfilled, and shall remain exercisable until the Expiration Date.

The Plan Administrator, with the approval of the Board, may modify the Option before the effective date of the Change in Control, but no modification may adversely affect the Optionee's rights under this Award without the written consent of the Optionee.

5. Rights as a Stockholder. The Optionee has no rights as a stockholder (including, but not limited to, the right to receive dividends or dividend equivalents, or to vote on shareholder issues) with respect to Shares potentially available upon the exercise of unexercised options. Stockholder rights accrue only to holders of Shares issued and delivered pursuant to an Option exercise.

6. Restrictions on Transfer. This Option may not be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated, other than by will or by the laws of descent and distribution. Further, this Option shall be exercisable during the Optionee's lifetime only by the Optionee or the Optionee's duly appointed legal representative.

7. Recapitalization. If there is any change in the Company's Shares through the declaration of stock dividends or through recapitalization resulting in stock splits or through merger, consolidation, exchange of Shares, or otherwise, the Plan Administrator may adjust the number and class of Shares subject to this Option, as well as the Option Price, to prevent dilution or enlargement of rights.

8. How to Exercise Option. This Option may be exercised by delivery of written notice in a prescribed form to the Company at its executive offices, addressed to the attention of the Compensation Department in Louisville, Kentucky. Such notice: (a) shall be signed by the Optionee or his legal representative; (b) shall specify the number of full Shares then elected to be purchased with respect to the Option; (c) shall covenant that all Shares acquired shall be sold or transferred in compliance with all applicable securities laws; and (d) shall be accompanied by payment in full of the Option Price of the Shares to be purchased.

The Option Price upon exercise of this Option shall be payable to the Company in full either: (a) in cash or its equivalent (such equivalence being at the sole discretion of the Plan Administrator); or (b) by tendering previously acquired shares having an aggregate Fair Market Value at the time of exercise equal to the total Option Price (provided that the Shares which are tendered must have been held by the Optionee for at least six months prior to their tender); or (c) by a combination of (a) and (b). Subject to approval by the Plan Administrator, in lieu of actually tendering previously acquired shares, the Optionee may furnish a written attestation in form and substance acceptable to the Plan
Administrator attesting to the Optionee's ownership of the shares he or she would be tendering.

The Plan Administrator may allow the Optionee to exercise pursuant to a "funded exercise" procedure, as permitted under Federal Reserve Board's Regulation T, subject to applicable securities law restrictions, or by any other means which the Plan Administrator, in its sole discretion, determines to be consistent with the Plan's purpose and applicable law.

As promptly as practicable after the receipt of notice and payment upon exercise, the Company shall cause to be delivered to the Optionee or his legal representative, as the case may be, one or more certificates for the Shares so purchased. The Share certificate(s) shall be issued in the Optionee's name (or, at the discretion of the Optionee, jointly in the name of the Optionee and the Optionee's spouse).

9. Beneficiary Designation. The Optionee may, from time to time, name any beneficiary or beneficiaries (who may be named contingently or successively) to whom any benefit under this Award is to be paid in case of his or her death before he or she receives any or all of such benefit. Each such designation shall revoke all prior designations by the Optionee, shall be in a form prescribed by the Company, and will be effective only when delivered during the Optionee's lifetime to the Company at its executive offices, addressed to the attention of the Compensation Department in Louisville, Kentucky.

10. Continuation of Service. This Award shall not confer upon the Optionee any right to continued service as a director of the Company, nor shall this Award interfere in any way with the Company's right to terminate the Optionee's service as a director at any time.

11.  Miscellaneous.

A) This Option Award and the Optionee's right under it are subject to all the terms and conditions of the Plan, as the same may be amended from time to time, as well as to such rules as the Plan Administrator may adopt. The Plan Administrator may impose such restrictions on any Shares acquired pursuant to the exercise of this Option as it may deem advisable, including, without limitation, restrictions under applicable Federal securities laws, under the requirements of any stock exchange or market upon which such Shares are then listed and/or traded, and under any blue sky or state securities laws applicable to such Shares.

The Plan Administrator may administer, construe, and make all determinations necessary or appropriate to the administration of the Plan and this Option Award, all of which shall be binding upon the Optionee.

B) The Board of Directors may terminate, amend, or modify the Plan; provided, however, that no such termination, amendment, or modification of the Plan may in any way adversely affect the Optionee's rights under this Award, without the written consent of the Optionee.

C) The Company may deduct or withhold, or require the Optionee to remit to the Company, an amount sufficient to satisfy Federal, state, and local taxes (including the Participant's FICA obligation) required by law to be withheld with respect to any exercise of the Optionee's rights under this Award.

Subject to the approval of the Plan Administrator, the Optionee may elect to satisfy the withholding requirement, in whole or in part, by having the Company withhold Shares having an aggregate Fair Market Value, on the date the tax is to be determined, equal to the amount required to be withheld. Such elections shall be irrevocable, shall be in writing, and shall be signed by the Optionee before the day that the transaction becomes taxable.

D) The Optionee agrees to take all steps necessary to comply with all applicable Federal and state securities law in exercising his or her rights under this Award.

E) This Award shall be subject to all applicable laws, rules, and regulations, and to such approvals by any governmental agencies or national securities exchanges as may be required.

F) The Company's obligations under the Plan and this Award, with respect to this Option, shall bind any successor to the Company, whether succession results from a direct or indirect purchase, merger, consolidation, or otherwise, of all or substantially all of the business and/or assets of the Company.

G) To the extent not preempted by Federal law, this Award shall be governed by, and construed in accordance with, the laws of the State of Delaware.

(H) This Award is subject to the terms of the Plan and Administrative Guidelines promulgated under it from time to time. In the event of a conflict between this document and the Plan, the Plan document as well as any determinations made by the Plan Administrator as authorized by the Plan document, shall govern.

IN WITNESS WHEREOF, the Company has caused this Award to be executed as of the Grant Date.

Brown-Forman Corporation




By:_______________________________
Bruce S. Cote
Vice President
Director HR Employee Services

                                                                   Exhibit 10(k)

          Summary of Director and Named Executive Officer Compensation

DIRECTOR COMPENSATION

Directors  who  are  employees  of  Brown-Forman   do  not  receive   additional
compensation for serving as directors. The following sets forth a summary of compensation for non-employee directors.

1. Annual Retainer:

   (a) $27,500 in cash, payable in six installments over the course of the board service year. Directors may elect in advance of their board service year to receive stock options in lieu of cash payments for all or part of their retainer.

   (b) $25,000 in the Black-Scholes value of stock options on Class B Common Stock.

2. Board Meeting Fee: $4,000 per meeting attended in person. $2,000 for telephonic participation.

3. Committee Meeting Fee: $3,500 per meeting attended in person. $2,000 for telephonic participation.

4. Additional Committee Chairman Meeting Fee: $3,000 for personal attendance. $1,000 for telephonic participation.

5. Audit Committee Chairman Review: $2,500 per quarterly review with outside auditors conducted independently of Audit Committee Meeting.

6. International Travel Supplement: $3,000 per meeting, for directors who travel directly from (and immediately back to) an overseas location for a meeting.

7. Expense reimbursement: Directors are reimbursed for their reasonable and necessary expenses incurred in connection with attending Board and Committee meetings. The product promotion allowance for outside directors is $2,000 per year. Directors are also covered under the company's Travel Accident Insurance and D & O Liability insurance programs.

In May, 2005, Mr. Patrick Bousquet-Chavanne joined the Board for the months of May, June and July, which is the final one-fourth of the Board Service Year. Accordingly, he was granted one-fourth of the cash and stock option retainer shown above, and will receive meeting fees as shown above for all meetings attended from May 2005 forward.


NAMED EXECUTIVE OFFICER COMPENSATION

The  following  table  sets  forth  the  current  annualized  base  salaries  of
Brown-Forman's named executive officers. All of Brown-Forman's executive officers are at-will employees. Base salary increases are determined annually by the Compensation Committee of the Board of Directors and become effective on August 1 of each year:

   Owsley Brown II            $990,000
   Paul C. Varga              $645,833
   Phoebe A. Wood             $522,003
   James L. Bareuther         $475,000
   Michael B. Crutcher        $455,000

[Note: The amounts shown above are current monthly salary as of June 30, 2005 converted to an annual equivalent. These amounts differ slightly from actual salary received during fiscal 2005 as shown in the 2005 proxy statement.]

Cash Bonuses are awarded each year based on short-term (one-year) and long-term (three-year) performance against goals set in the first 90 days of each performance period. Goals may be based on operating income, Business Value Added (after-tax operating income less a capital charge), or other metrics allowed by the 2004 Omnibus Compensation Plan approved by shareholders in July 2004 (or its predecessor plan for older long-term performance periods). The actual performance against those goals results in an adjustment to the target award opportunity for short-term and long-term cash bonus that was set within the first 90 days of the performance period for each Executive Officer.

On May 26, 2005, after considering management's presentation and recommendations based on the performance of the corporation and its two business segments as well as all other matters and information deemed appropriate, the Compensation Committee of the Board of Directors approved the following bonus payments for the short-term and long-term performance periods that ended concurrent with the close of the fiscal year, April 30, 2005:

                                                                                     Amount of
     Named                                                    Amount of F2005       F2003-F2005
Executive Officer                     Title                  Short-Term Bonus     Long-Term Bonus
Owsley Brown II         Chairman of the Board and CEO           $1,750,000          $1,129,490

Paul C. Varga           President and CEO, Brown-Forman         $   800,000         $   362,168
                         Beverages

Phoebe A. Wood          EVP and Chief Financial Officer         $   460,000         $   511,146

James L. Bareuther      EVP and COO, Brown-Forman Beverages     $   440,000         $   692,572

Michael B. Crutcher     Vice-Chair, General Counsel and         $   460,000         $   632,799
                         Secretary


                                                                     Exhibit 13



                              FINANCIAL HIGHLIGHTS
          (Expressed in millions, except per share amounts and ratios)
--------------------------------------------------------------------------------
Year Ended April 30,                              2004        2005     % Change
--------------------------------------------------------------------------------

Net Sales                                        $2,577      $2,729        6%
Gross Profit                                     $1,298      $1,400        8%
Operating Income                                 $  400      $  418        4%
Net Income                                       $  254      $  308       21%
Earnings Per Share
 - Basic                                         $ 2.09      $ 2.53       21%
 - Diluted                                       $ 2.08      $ 2.52       21%
Cash Dividends Per Common Share                  $ 0.80      $ 0.92       14%
Return on Average Invested Capital                 15.5%       17.4%
Return on Average Common Stockholders' Equity      27.1%       25.7%
Gross Margin                                       50.4%       51.3%
Operating Margin                                   15.5%       15.3%



                         QUARTERLY FINANCIAL INFORMATION
               (Expressed in millions, except per share amounts)

------------------------------------------------------------------------------------------------------------------------------------
                                                                     Cash Dividends                      Market Price
                                                                    Per Common Share                   Per Common Share
                                                                    ----------------                   ----------------
                  Net       Gross     Net       Basic    Diluted                                Class A               Class B
                 Sales      Profit   Income      EPS       EPS      Declared     Paid       High       Low        High       Low
------------------------------------------------------------------------------------------------------------------------------------
Fiscal 2005     $2,729     $1,400     $308     $2.53      $2.52      $0.915     $0.915     $56.65     $44.20     $55.96     $42.80
Quarters
   First           578        298       51      0.42       0.42       0.425      0.213      49.75      46.34      49.60      45.53
   Second          780        401      101      0.83       0.83       0.000      0.213      50.11      44.20      50.00      42.80
   Third           758        375       95      0.78       0.78       0.490      0.245      51.88      46.20      50.09      44.90
   Fourth          613        326       61      0.50       0.49       0.000      0.245      56.65      50.68      55.96      48.13

Fiscal 2004     $2,577     $1,298     $254     $2.09      $2.08      $0.800     $0.800     $52.25     $38.25     $50.00     $37.55
Quarters
   First           532        271       30      0.25       0.25       0.375      0.188      42.20      38.25      41.43      37.55
   Second          724        364       87      0.72       0.72       0.000      0.188      43.63      39.13      42.75      38.25
   Third           696        344       80      0.65       0.65       0.425      0.213      50.60      43.00      47.90      42.00
   Fourth          625        319       57      0.47       0.46       0.000      0.213      52.25      48.75      50.00      45.92

       Amounts have been restated to reflect the retroactive adoption of FASB Statement No. 123(R), "Share-Based Payment."

               Compound Annual Growth in Total Shareholder Return
            (As of April 30, 2005 and assuming dividend reinvestment)

                                       Brown-Forman        S&P 500
                                        (Class B)           Index
                                         -------           -------
One year ended April 30, 2005              +21%              +6%
Five years ended April 30, 2005            +18%              (3%)
Ten years ended April 30, 2005             +15%             +10%
Fifteen years ended April 30, 2005         +15%             +11%



                                    CONTENTS

                                                              Page
Selected Financial Data                                        26
Management's Discussion and Analysis                           27
Consolidated Statement of Income                               39
Consolidated Balance Sheet                                     40
Consolidated Statement of Cash Flows                           41
Consolidated Statement of Stockholders' Equity                 42
Notes to Consolidated Financial Statements                     43
Reports of Management                                          54
Report of Independent Registered Public Accounting Firm        55
Important Information On Forward-Looking Statements            58

                             SELECTED FINANCIAL DATA
          (Expressed in millions, except per share amounts and ratios)
                              Year Ended April 30,

Operations                        1996     1997     1998     1999     2000     2001     2002     2003     2004     2005
----------                       ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
Net Sales                        $1,801    1,831    1,915    2,020    2,146    2,194    2,223    2,376    2,577    2,729

Gross Profit                     $  862      884      956    1,019    1,104    1,152    1,132    1,180    1,298    1,400

Operating Income                 $  274      287      305      320      344      368      347      372      400      418

Net Income                       $  160      169      184      200      216      230      224      242      254      308

Weighted Average Shares used to
calculate Earnings Per Share
- Basic                           138.0    138.0    137.9    137.2    137.0    137.0    136.7    134.7    121.4    121.7
- Diluted                         138.0    138.0    138.0    137.4    137.2    137.1    137.0    135.1    122.0    122.5

Earnings Per Share
 - Basic                         $ 1.15     1.22     1.33     1.46     1.57     1.68     1.64     1.79     2.09     2.53
 - Diluted                       $ 1.15     1.22     1.33     1.45     1.57     1.68     1.64     1.79     2.08     2.52

Cash Dividends Declared
Per Common Share                 $ 0.51     0.53     0.55     0.58     0.61     0.64     0.68     0.73     0.80     0.92


Invested Capital
----------------
Average Invested Capital         $  875      929      948    1,050    1,240    1,361    1,476    1,606    1,728    1,844

Average Common
Stockholders' Equity             $  578      671      757      855      976    1,111    1,241    1,290      936    1,198

Total Assets at April 30         $1,381    1,428    1,494    1,735    1,802    1,939    2,016    2,264    2,376    2,624

Long-Term Debt at April 30       $  211       63       50       53       41       40       40      669      630      352

Total Debt at April 30           $  267      225      164      297      267      244      207      836      680      631


Other Key Measures
------------------
Cash Flow from Operations        $  167      176      220      213      241      232      249      243      304      396

Gross Margin                       47.9%    48.3%    49.9%    50.5%    51.4%    52.5%    50.9%    49.7%    50.4%    51.3%

Operating Margin                   15.2%    15.7%    15.9%    15.8%    16.0%    16.8%    15.6%    15.7%    15.5%    15.3%

Effective Tax Rate                 37.8%    38.0%    37.6%    36.5%    36.4%    36.3%    34.4%    34.1%    33.4%    35.3%

Return on Average
Invested Capital                   19.7%    19.3%    20.3%    19.7%    18.1%    17.6%    15.6%    15.4%    15.5%    17.4%

Return on Average Common
Stockholders' Equity               27.5%    25.2%    24.2%    23.4%    22.1%    20.7%    18.1%    18.7%    27.1%    25.7%

Total Debt to Total Capital        29.6%    23.6%    16.7%    24.4%    20.2%    17.0%    13.6%    49.6%    38.3%    32.5%

Dividend Payout Ratio              44.2%    43.5%    41.5%    39.5%    38.5%    38.1%    41.4%    41.1%    38.2%    36.1%


Notes:
1. Includes the consolidated results of Sonoma-Cutrer Vineyards, Finlandia Vodka Worldwide, and Tuoni e Canepa since their acquisitions in April 1999, December 2002, and February 2003, respectively.
2. Weighted average shares, earnings per share, and cash dividends declared per common share have been adjusted for a 2-for-1 common stock split in January 2004.
3. We define Return on Average Invested Capital as the sum of net income (excluding extraordinary items) and after-tax interest expense, divided by average invested capital. Invested capital is the sum of all interest-bearing debt and preferred and common equity.
4. We define Return on Average Common Stockholders' Equity as income applicable to common stock divided by average common stockholders' equity.
5. We define Total Debt to Total Capital as total debt divided by the sum of total debt and stockholders' equity.
6.  We define Dividend Payout Ratio as cash dividends divided by net income.
7. Prior year amounts, beginning in 1997 (the year we started granting stock options) have been restated to reflect the retroactive adoption of FASB Statement No. 123(R), "Share-Based Payment," during fiscal 2005.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

In the discussion below, we review Brown-Forman's consolidated financial condition and results of operations for the fiscal years ended April 30, 2003, 2004, and 2005. We also make statements relating to our anticipated financial performance and other forward-looking statements and discuss factors that may affect the company's future financial condition and performance. We have prepared a non-exclusive list of risk factors that could cause actual results to differ materially from our anticipated results. Please read this Management's Discussion and Analysis section in conjunction with our consolidated financial statements for the year ended April 30, 2005, the related notes, and the important information regarding forward-looking statements on page 58.

In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), which requires companies to expense the fair value of stock options and other forms of stock-based compensation. We adopted SFAS 123(R) during the fourth quarter of fiscal 2005 by retroactively adjusting our financial statements for all periods since fiscal 1997, when we first began granting stock options. Prior year amounts presented in this Management's Discussion and Analysis section have also been restated to reflect the adoption of SFAS 123(R).

EXECUTIVE OVERVIEW

Brown-Forman Corporation is a diversified producer and marketer of fine quality consumer products. Our company consists of two business segments: Beverages and Consumer Durables. In fiscal 2005, the Beverages segment generated approximately 98% of the company's total operating income and Consumer Durables generated the remaining 2%, excluding the effect of the latter segment's $37 million charge for impaired goodwill.

Beverages Segment

Our Beverages segment includes various categories of beverage alcohol products, such as Tennessee, Canadian, and Kentucky whiskies; Kentucky bourbon; California sparkling wine; tequila; table wine; liqueurs; vodka; rum; and ready-to-drink products, most of which are marketed and sold on a global basis. The segment's largest and most important market is the United States, where approximately 60% of its net sales are generated. While sales in the U.S. grew a modest 3% in fiscal 2005 and remain a significant percentage of overall beverage revenues, they have declined from approximately 64% a year ago, reflecting impressive international growth in fiscal 2005. Europe, the segment's second most important geography, posted net sales growth of 24% in fiscal 2005 and now represents approximately 29% of the segment's total net sales. The rest of the world, representing 11% of the segment's net sales, registered 20% growth in fiscal 2005.

Beverages Fiscal 2005 Net Sales By Geography:
   United States       60%
   Europe              29%
   Rest of the World   11%

Consumer demand for premium and super-premium brands in the U.S. continued to expand this past year, and our brands' performance reflected that trend. Favorable demographic trends and growing consumer interest in spirits-based cocktails are key factors helping to create the encouraging environment for premium spirits brands in the U.S. The large international brewers have acknowledged a loss in market share over the last few years to wine and spirits brands, particularly in the all-important on-premise segment. While we anticipate that this positive environment will continue in the U.S., we recognize that consumer preferences can change very quickly, and are prepared to respond if these favorable industry dynamics do not continue.

International expansion of our beverage brands has provided much of the growth for the company over the past decade. The most important export markets for our beverages are the United Kingdom, Germany, Spain, Italy, Australia, France, South Africa, Canada, Japan, and China. As we grow our business outside of the United States, our reported financial results are increasingly affected by changing foreign exchange rates -- in terms of both revenue from goods sold in local currencies and the costs of goods and services purchased in local currencies. On a net basis, the company sells more in local currency than it purchases, thus exposing financial results to the negative impact of a strengthening U.S. dollar. To mitigate this, we regularly purchase short-term foreign currency forward and option contracts. However, over the long term, reported profits from this segment could be adversely affected if the U.S. dollar strengthens against other currencies.

The segment's most important category consists of premium global brands, including Jack Daniel's, Southern Comfort, and Finlandia. This category grew net sales 13% in fiscal 2005 and represented approximately two-thirds of the segment's total sales.

Beverages Fiscal 2005 Net Sales by Category:
   Premium Global             68%
   Mid-Priced Regional        27%
   Super-Premium Developing    5%

Jack Daniel's Tennessee Whiskey remains the most important brand within the Beverages segment and our premium global category, and is one of the largest and most profitable spirits brands in the world. Global volume growth for Jack Daniel's accelerated in fiscal 2005 to 9%, the strongest growth rate registered for the brand in over two decades. In the U.S., where approximately 55% of Jack Daniel's cases are sold, consumer demand continued to expand in fiscal 2005. Increased levels of advertising and promotional support, the healthy environment for premium spirits domestically, and the brand's overall positioning have combined to provide impressive growth in volumes and profits. A significant percentage of our company's total earnings are derived from the brand. Jack Daniel's sustainability and growth is vital to the company's overall performance and it will remain our major focus for the foreseeable future. A significant decline in volume or selling price for the brand would have a material negative impact on our overall earnings.

Southern Comfort, the second most important brand in our Beverages segment, delivered strong volume and profit growth in fiscal 2005. The brand's two largest markets, the U.S. and U.K., both performed well, and trends improved in fiscal 2005 in many of the brand's other international markets.

During the year, we completed the acquisition of the remaining 20% equity interest of Finlandia Vodka Worldwide, Ltd. In contrast to Jack Daniel's and Southern Comfort, the vast majority of Finlandia cases are sold outside of the U.S., where volumes grew at a high single-digit rate in fiscal 2005. This brand's performance is expected to be an important contributor to the long-term growth of our Beverages segment.

The segment's super-premium developing category, representing 5% of Beverages net sales, consists of a portfolio of high-margin brands that we believe have significant growth opportunities around the world. Consumer demand for super-premium beverage brands has outpaced that for premium and mid-priced brands in recent years. Sonoma-Cutrer Chardonnay, Tuaca liqueur, and Woodford Reserve bourbon all posted solid double-digit volume growth at attractive margins in fiscal 2005. We believe the brands in this category will emerge as meaningful contributors to the segment's profits in the years ahead.

Most of the brands comprising the segment's mid-priced regional category, which represents approximately 27% of Beverages net sales, continue to struggle. Our large off-premise driven category leaders, such as Canadian Mist, Early Times, Bolla, and Fetzer, are particularly susceptible to the heightened price competition and discounting that has occurred in their respective categories. In addition, we have not significantly benefited from recent lower domestic grapes costs because of our long-term grape purchase commitments. It will be at least two more harvests before we begin to realize meaningful savings from lower-cost grapes for our largest wine brand, Fetzer. We continue to test different combinations of price support, advertising, and promotional spending behind these mid-priced regional brands and are encouraged by these early results. But we recognize that delivering growth from this category of brands will require patience and creativity.

The global distribution landscape for our beverage brands has continued to evolve. Our company employs a variety of distribution models around the world, and our preference for a particular arrangement or partnership depends on several factors, including the company's appraisal of a market's long-term competitive dynamics and the stage of development of our portfolio in a market. In several parts of the world, the company owns and operates its own distribution network, while in many others, including the U.S., we use third parties to distribute our portfolio of beverage brands. During fiscal 2005, we entered into a number of new distribution arrangements around the world, including Russia, Canada, Brazil, U.S., and many markets in Continental Europe, to improve brand building by choosing the most effective distribution arrangement in each market.

Consumer Durables

Our Consumer Durables segment includes tabletop, collectibles, and luggage products marketed under the Lenox, Dansk, Gorham, Kirk Stieff, and Hartmann brand names. Sales in our fine china business rely on three primary channels: department and specialty stores; company-owned retail outlet stores; and direct-to-the-consumer through catalogs, direct mail, and the Internet. The financial results from this segment have been disappointing over the past several years, reflecting weakness throughout the U.S. tabletop and giftware industry. Consumer demand for the products sold by this segment has changed significantly in recent years as a result of more casual lifestyles and industry consolidation, which has reduced the number of traditional department stores selling our product. The sluggish economy has hurt sales, as purchases of fine china are discretionary and can be deferred in uncertain economic times. In addition, much of the segment's growth in the 1990's was led by the direct-to-consumer division, Lenox Collections. Unfortunately, this channel, which has the highest profit margins in the segment, has weakened considerably over the past two years. Despite the difficult environment for this segment, we continued to expand into new wholesale channels of distribution, particularly home-specialty stores, and we benefited from new product introductions such as the "kate spade" tabletop line during fiscal 2005. Our management team continues to implement specific actions aimed at increasing cash flow by reducing fixed costs, increasing production efficiencies, and closing unprofitable retail locations. Because of these initiatives, in fiscal 2005, the segment contributed an incremental $50 million to the company's net cash flow.

However, as a result of difficulties experienced within this segment, combined with our desire to focus our resources on opportunities for our beverage business, in February 2005 we announced that we were exploring strategic alternatives for Lenox, Inc., including a possible sale. (Lenox, Inc. represents the major part of the Consumer Durables segment.) We expect to conclude this study this summer.

Outlook

We are optimistic about the earnings outlook for fiscal 2006, due to the favorable environment for premium spirits, the many opportunities we see to leverage our fine portfolio of brands, and the talents of some of the best brand builders in the business. We currently expect fiscal 2006 earnings to be $2.70 to $2.80 per share. Excluding the net impact of the Glenmorangie gain (see Note 17 on page 53) and asset impairment charges from fiscal 2005 (net positive effect of $0.06 per share), earnings per share are projected to grow 10-14%.

CONSOLIDATED SUMMARY OF OPERATING PERFORMANCE

Fiscal 2005 Compared to Fiscal 2004

Consolidated net sales reached record levels in fiscal 2005, growing 6%, or $152 million, to over $2.7 billion. This sales growth reflects acceleration in demand for our premium spirits brands around the world and the benefits of a weaker U.S. dollar. Beverages sales increased 10%, driven by favorable currency trends and volume growth and price increases for our premium global spirits brands. Sales of our Consumer Durables segment declined 9%, driven by the weak environment in the U.S. tabletop and giftware industry, as consumer demand dropped across all three channels of distribution -- wholesale, retail, and direct-to-consumer.

Consolidated international sales of $729 million (net of excise taxes of $178 million) rose 16% in fiscal 2005, reflecting the strengthening of foreign currencies against the U.S. dollar and higher volumes of Jack Daniel's, Southern Comfort, and Finlandia. Sales in the United States, representing 68% of our revenues (excluding excise taxes) were flat. Growth for our large premium global spirits brands and smaller, super-premium developing brands, both of which benefited from the favorable demographic trends and an increase in market share for spirits, was offset by declines in sales for Consumer Durables and several of our mid-priced regional brands.

Consolidated gross profit is a key performance measure for us. The same factors described above that drove revenue growth also drove the 8% increase in gross profit. Gross margin improved for the second consecutive year, from 50.4% to 51.3%. This improvement was driven by our higher margin Beverages segment, which comprised 83% of the company's overall gross profit in fiscal 2005 compared to 79% in fiscal 2004. Beverages gross margin also improved for the year, driven by benefits from favorable foreign exchange, price increases, and a continuing favorable mix shift toward higher-margin brands.

      Fiscal          Gross
       Year          Margin
      ------         ------
       1996           47.9%
       1997           48.3%
       1998           49.9%
       1999           50.5%
       2000           51.4%
       2001           52.5%
       2002           50.9%
       2003           49.7%
       2004           50.4%
       2005           51.3%

Consolidated operating income for fiscal 2005 improved 4%, or $18 million. A $63 million increase in operating profits from Beverages was driven by solid gains for Jack Daniel's, Southern Comfort, and Finlandia; benefits from a weaker U.S. dollar; and the absence of legal settlement expenses incurred in fiscal 2004. These gains were partially offset by a $45 million decline in operating income from our Consumer Durables segment, $37 million of which is a goodwill impairment charge associated with the Lenox retail business.

                                Operating Income

Dollars in Millions
                              2003          2004          2005
                              ----          ----          ----
Beverages                     $342          $383          $446
Consumer Durables               30            17           (28)
                              ----          ----          ----
Total                         $372          $400          $418
                              ====          ====          ====
Total change                    +7%           +8%           +4%

Diluted earnings per share reached a record $2.52, up 21% over fiscal 2005, representing the largest percentage increase in earnings per share in ten years. This strong earnings performance was fueled by healthy underlying growth for our premium spirits brands, benefits from a weaker U.S. dollar, gain on the sale of the company's investment in Glenmorangie plc, and the absence of legal settlement expenses incurred in the previous year. Tempering the growth in earnings for the year was a significant decline in profits from the Consumer Durables segment and the negative impact on reported earnings of a strategic reduction in trade inventories for several of the company's beverage brands. To reflect more accurately the underlying operations of the company, management believes the following adjustments to reported earnings per share growth are important, indicating the base business grew 10% in fiscal 2005:

                                                Growth
                                               vs. 2004
Reported Diluted EPS Growth                       21%
   Glenmorangie gain                             (18%)
   Asset impairments                              15%
   Foreign exchange benefits                      (9%)
   Trade inventory adjustment                      4%
   Absence of fiscal 2004 settlement expenses     (3%)
                                                 -----
Adjusted Diluted EPS Growth                       10%
                                                 =====

BASIC AND DILUTED EARNINGS PER SHARE. In Note 15 to our financial statements, we describe our 2004 Omnibus Compensation Plan and how we issue stock options under it. In Note 1, under "Stock Options," we describe how the plan is designed to avoid the dilution of earnings per share.

Fiscal 2004 Compared to Fiscal 2003

Consolidated net sales grew 8%, or $201 million. Beverage sales increased 11%, driven by favorable foreign currency trends, solid volume growth and price increases for our premium spirits brands, the addition of new markets to our distribution agreement for Finlandia and its related agency brands, and the company's new distribution arrangement in the United Kingdom. Sales of our Consumer Durables segment improved 1%.

Consolidated gross profit increased $118 million, or 10%, reflecting the expansion of consumer demand around the world for Jack Daniel's coupled with significant margin improvement on both Jack Daniel's and Southern Comfort (boosted by higher prices, the new U.K. distribution arrangement, and positive foreign exchange trends). Partially mitigating our gross profit growth in fiscal 2004 were lower volumes for our mid-priced regional brands and soft retail and direct-to-consumer trends for the Consumer Durables segment.

Consolidated operating income for fiscal 2004 improved 8%, or $28 million. A $41 million increase in profits from the Beverages segment was driven primarily by solid gains for both Jack Daniel's and Southern Comfort and benefits from a weaker U.S. dollar, partially offset by the settlement of a lawsuit with Diageo Great Britain Limited regarding the distribution of Jack Daniel's in the United Kingdom. This increase in operating income from Beverages was partially offset by a $13 million decline in operating income for Consumer Durables, reflecting the challenging environment for tabletop and collectible products.

Diluted earnings per share increased 16% to $2.08 per share in fiscal 2004. Healthy underlying growth for our premium spirits brands, benefits from a weaker U.S. dollar, and the effects of the March 2003 share repurchase ($0.14 per share benefit) boosted earnings for the year. Tempering this growth was a significant decline in profits from the Consumer Durables segment, higher pension costs, and legal settlement expenses.

OTHER KEY PERFORMANCE MEASURES

Our primary goal is to increase the value of our shareholders' investment. Long-term growth in the market value of our stock is a good indication of our success in delivering attractive returns to shareholders.

TOTAL SHAREHOLDER RETURN. A $100 investment in our Class B stock five years ago would have grown to $225 by the end of fiscal 2005, assuming reinvestment of all dividends and ignoring personal taxes and transaction costs. This represents an annualized return of 18% over the five-year period, compared to a decline of 3% for the S&P 500. A more recent investment in Brown-Forman also outperformed the market, with our Class B stock yielding a return of 21% over the one-year period ended April 30, 2005, compared to 6% for the S&P.

RETURN ON AVERAGE INVESTED CAPITAL. Our return on average invested capital improved nearly 2 percentage points in fiscal 2005 to 17.4%, reflecting higher earnings from operations, foreign currency benefits, the gain on the sale of Glenmorangie shares, and prudent management of invested capital. We believe our return on invested capital will continue to improve, given our positive outlook for earnings growth and careful management of our investment base.

Return on average common stockholders' equity remained at healthy levels in fiscal 2005. Average common stockholders equity returned to a more normalized level following a decrease in fiscal 2004, reflecting the impact of the March 2003 share repurchase.

                                                  2003     2004     2005
                                                  ----     ----     ----
Return on Average Invested Capital                15.4%    15.5%    17.4%
Return on Average Common Stockholders' Equity     18.7%    27.1%    25.7%

BEVERAGES SEGMENT

Summary of Operating Performance
(Dollars in millions)             2003        2004        2005
                                 ------      ------      ------
Net Sales                        $1,795      $1,992      $2,195
   % Change                          11%         11%         10%
Gross Profit                     $  900      $1,024      $1,156
   % Change                           6%         14%         13%
Advertising Expenses             $  230      $  265      $  293
   % Change                           8%         15%         11%
SG&A Expenses                    $  335      $  373      $  419
   % Change                           9%         11%         13%
Other Expense (Income)           $   (7)     $    3      $   (2)
Operating Income                 $  342      $  383      $  446
   % Change                           4%         12%         16%
Gross Margin                       50.1%       51.4%       52.7%
Operating Margin                   19.0%       19.3%       20.3%


Our Beverages segment includes strong brands representing a wide range of varietal wines, Champagnes, and spirits such as whiskey, bourbon, vodka, tequila, rum, and liqueur. This segment's largest market is the United States, which generally prohibits wine and spirits manufacturers from selling their products directly to consumers. Instead, we sell our products to wholesale distributors, who then sell the products to retailers, who in turn sell to consumers. We use a similar tiered distribution model in most markets outside the United States.

Distributors and retailers normally keep some of our products on hand as inventory, making it possible for retailers to sell more (or less) of our products to the consumer than distributors buy from us during any given time period. Because we generally record revenues when we ship our products to distributors, our sales do not necessarily reflect actual consumer demand during any particular period. Ultimately, of course, consumer demand is critical in determining our financial results. Thus, it is important to consider that demand in assessing our performance. Depletions, which are defined as nine-liter case movements from distributors to retailers, are generally used in the wine and spirits industry as the most accurate approximation of consumer demand on a national and international basis.

Fiscal 2005 Compared to Fiscal 2004

Net sales approximated $2.2 billion in fiscal 2005, increasing $203 million, or 10%. The major drivers of this growth were:

                                             Growth
                                            vs. 2004
Foreign exchange benefits                       3%
Initial shipments of low carbohydrate wines     1%
Trade inventory adjustment                     (1%)
Underlying revenue growth:                      7%
   Volume                    5%
   Price/Mix                 2%
                                              -----
Total                                          10%
                                              =====

We believe that disclosing the 7% underlying revenue growth for fiscal 2005 is important because it more accurately reflects the segment's base performance.

Fiscal 2005 was another strong year for Jack Daniel's Tennessee Whiskey, as volume increased for the thirteenth consecutive year. Consumer demand accelerated globally as the brand grew 680,000 cases, or 9%, to 7.9 million cases, the highest absolute annual case volume increase in the brand's long history. The brand's volume was particularly strong in the U.S., growing in the upper-single digits, while registering double-digit gains outside the U.S., with significant contributions from the United Kingdom, Continental Europe, South Africa, and China. Results for Southern Comfort were also excellent, as the brand grew 5% for the year, or over 100,000 cases, the fastest rate of growth for the brand in 15 years. Notable strength for Southern Comfort was registered in the U.S., U.K., South Africa, and Australia. Worldwide depletions for
Finlandia rose 7% in fiscal 2005, led by 30% volume growth in Poland and continued solid performance in the very competitive U.S. market, driven by a new package rollout and the introduction of a new flavor, Mango. All three of these global premium spirits brands achieved record sales and profit levels in fiscal 2005.

With the exception of Korbel Champagnes, depletions for mid-priced regional brands in our beverage portfolio (Canadian Mist, Early Times, Fetzer, and Bolla) posted declines for the year, though the rates of decline slowed compared to those of the prior year. Almost all of the segment's super-premium developing brands, including Woodford Reserve, Sonoma-Cutrer, and Tuaca, posted strong double-digit volume growth. Ready-to-drink (RTD) volumes continued their robust performance, expanding 12% for the year, fueled primarily by excellent growth in Australia.

The following table highlights worldwide depletion results for our major brands during fiscal 2005:

                        Nine-Liter       % Change
                       Cases (000s)      vs. 2004
                       ------------     -----------

 Jack Daniel's            7,885              9%
 Total RTDs(1)            2,845             12%
 Southern Comfort         2,285              5%
 Fetzer                   2,210            (13%)
 Canadian Mist            2,115             (2%)
 Finlandia                1,845              7%
 Bolla                    1,290            (10%)
 Korbel Champagnes        1,165              2%

 (1) RTD (ready-to-drink) volumes include Jack Daniel's, Southern Comfort, and Finlandia RTD products but exclude Jack Daniel's Original Hard Cola, which was marketed and sold by SABMiller during fiscal 2004 and which we discontinued during fiscal 2005.


Gross profit expanded 13%, or $132 million. This growth was fueled by the same factors that boosted revenue growth, though underlying gross profit growth was much stronger, reflecting volume and margin improvement for Jack Daniel's, Southern Comfort, and Finlandia. The following chart identifies the major factors driving gross profit growth:

                                             Growth
                                            vs. 2004
Foreign exchange benefits                       4%
Initial shipments of low carbohydrate wines     1%
Trade inventory adjustment                     (2%)
Underlying gross profit growth:                 10%
   Volume                    6%
   Price/Mix                 4%
                                              -----
Total                                          13%
                                              =====

We believe that  disclosing  the 10%  underlying  gross profit growth for fiscal
2005 is important because it more accurately reflects the segment's base performance. The gross margin for our Beverages business increased from 51.4% in fiscal 2004 to 52.7% in fiscal 2005. The major factors driving this improvement were the weaker U.S. dollar, price increases on selected brands, and a favorable shift in mix toward higher-margin brands.

Advertising expenses were up 11% as we continued our long track record of reinvesting substantial dollars to build our brands. Although healthy increases behind three of our major premium global brands, Jack Daniel's, Southern
Comfort,  and  Finlandia,  accounted  for most of the  increase  in  advertising investments in fiscal 2005, we also increased investments behind our super-premium developing brands, including Woodford Reserve, Tuaca, Amarula, Don Eduardo, and Sonoma-Cutrer. In addition, advertising investments made in support of the introduction of the segment's low carbohydrate wines, One.6 Chardonnay and One.9 Merlot, and the negative impact of the weaker U.S. dollar on spending outside of the U.S. contributed to the increase in advertising expense. We estimate that, on a constant exchange basis, our advertising costs were up 8% for the year, following a robust 10% increase (on a constant exchange basis) in fiscal 2004.

Selling, general, and administrative expenses were up 13%, influenced by the following factors:
                                              Growth
                                             vs. 2004
Expected growth                                  4%
Incremental compensation expense                 3%
Higher pension and postretirement costs          1%
Foreign exchange                                 1%
All other                                        4%
                                               -----
Total                                           13%
                                               =====

The "All other" caption above includes items such as expenses associated with compliance with Sarbanes-Oxley legislation and enhanced NYSE listing standards, the development of the company's global distribution strategy, and third-party advisory fees related to the exploration of strategic alternatives for the Lenox business.

Other income improved $5 million in fiscal 2005 due to the absence of $10 million in legal settlement expenses incurred in the prior year. Partially offsetting this item was a $3 million asset impairment charge associated with a minority interest in a small Mexican tequila company.

Operating income reached a record $446 million in fiscal 2005, growing $63 million, or 16%, over fiscal 2004. This is the strongest operating income growth rate the Beverages segment has experienced since the early 1980s. Positive factors driving operating income growth were strong performances from our premium spirits brands (fueled in part by the accompanying significant increase in our brand-building investments), the benefits of a weaker U.S. dollar, and the absence of litigation settlement expenses incurred last year. These gains were only partially offset by lower profits from our mid-priced regional wine and spirits brands and higher selling, general, and administrative expenses.

Fiscal 2004 Compared to Fiscal 2003

Net sales improved 11%, or $197 million, fueled by record sales and profit levels for both Jack Daniel's and Southern Comfort, reflecting higher volumes, positive foreign exchange trends, and price increases. Jack Daniel's registered growth for the twelfth consecutive year, as the brand surpassed actual volume of seven million cases, growing 6% for the year. Results for Southern Comfort were also strong, as growth in the U.S., U.K., and South Africa was only partially offset by weaker performance in Continental Europe. Volumes for Finlandia were also up, reflecting the addition of new markets in late fiscal 2003 and the introduction of a new package in the U.S. in the second half of the fiscal year. Partially offsetting these gains were lower volumes for our wine and spirits brands (Canadian Mist, Early Times, Fetzer, and Bolla) in the highly competitive mid-priced category.

Gross profit grew 14%, or $124 million, surpassing a milestone of $1 billion. This growth was sourced from the same factors that generated revenue growth. Gross margin for our Beverages business increased from 50.1% in fiscal 2003 to 51.4% in fiscal 2004. The major factors driving this improvement were the weaker U.S. dollar, price increases on selected major wine and spirits brands, a higher mix of Jack Daniel's volume, and a higher mix of volumes in the high-margin U.K. market.

Advertising expenses increased 15% as we significantly increased brand building activities behind our premium spirits brands and several of our developing brands, including Woodford Reserve, Tuaca, and Appleton. The weaker U.S. dollar also drove up our costs for advertising outside of the U.S. compared to fiscal 2003.

Selling, general, and administrative expenses were up 11%, influenced by the consolidation of Finlandia Vodka Worldwide and Tuoni e Canepa in our financial statements, higher pension and postretirement expenses, incremental sales and marketing personnel in the U.K. to support a new distribution arrangement, and various reorganization costs. Excluding these factors, SG&A grew a modest 4%.

Other expense was up $10 million in fiscal 2004 due to the settlement of a lawsuit with Diageo Great Britain Limited involving the distribution of Jack Daniel's in the United Kingdom.

Operating income grew 12%, or $41 million, primarily reflecting healthy underlying growth for premium spirits brands (fueled in part by the double-digit increase in our brand-building investments) and the benefits of a weaker U.S. dollar. These positive factors were tempered by expenses associated with the Diageo litigation settlement, restructuring charges, and incremental pension expenses.

BUSINESS ENVIRONMENT FOR WINE AND SPIRITS

GOVERNMENT POLICIES, PUBLIC ATTITUDES: Our ability to market and sell our beverage alcohol products depends heavily on society's attitudes towards drinking and government policies that flow from those attitudes. This is true in the United States, our largest market, and around the world.

Illegal alcohol consumption by underage drinkers and abusive drinking by a minority of drinkers give rise to public issues of great significance. We strongly oppose underage and abusive drinking, and we contribute significant resources to programs aimed at understanding and curbing underage drinking and other forms of alcohol abuse, especially drunk driving. As a society, we are more likely to curb alcohol abuse through better education about beverage alcohol and setting a good example of moderate drinking than by restricting alcohol advertising and sales or imposing punitive taxation. We and other beverage alcohol producers take a prominent role in encouraging responsible consumption of our products and in warning against alcohol abuse. We observe voluntary industry marketing and advertising guidelines. We support social awareness organizations that fight alcohol abuse and educate consumers about appropriate beverage alcohol consumption, often in partnership with public health officials.

Anti-alcohol groups in the U.S. and Europe increasingly advocate governmental actions that would be unfavorable for our business. Legal or regulatory measures against beverage alcohol (including its advertising and promotion) could hurt our sales. Especially in the U.S., distilled spirits are at a marked disadvantage to beer and wine in taxation, network television advertising, and number and type of sales outlets. Achieving greater cultural acceptance of our products and parity with beer and wine in access to consumers are major goals that we share with other distillers.

LEVELING THE PLAYING FIELD: Among the objectives we seek are:
 - greater access to television advertising for distilled spirits;
 - fairer product distribution rules, including Sunday sales, and laws that permit product tasting, so that our customers can try our beverage products and purchase them more conveniently;
 - freedom to advertise our products outdoors (some municipal ordinances discriminate against billboard advertising of beverage alcohol); and
 - improved access to foreign markets, many of which have discriminatory tax or other non-tariff barriers to U.S. spirits imports.

TAXES: Like all goods, beverage alcohol sales are sensitive to higher tax rates. No legislation to increase U.S. federal excise taxes on distilled spirits is currently pending, but future tax increases are always possible. From time to time, state legislatures increase beverage alcohol taxes. The cumulative effect of such tax increases over time hurts sales. Because combined federal and state taxes currently account for more than 50% of the price of a typical bottle of bourbon, we work for reasonable excise tax reductions. Over the past year, the industry has defeated tax increase proposals in a number of states, but with several states continuing to face budget problems, we do not expect the threat of state tax increases to abate next fiscal year. Increased tax rates and advertising restrictions also affect beverage alcohol markets outside the U.S. To date, those changes have not been significant to our overall business, but that could change.

THE LITIGATION CLIMATE: A law firm has filed nine state class action lawsuits against spirits, beer, and wine manufacturers, including Brown-Forman, alleging that our marketing causes illegal consumption of alcohol by those under the legal drinking age. We dispute these allegations and will defend these cases vigorously. However, adverse developments in these or similar lawsuits could hurt our beverage business, and the overall industry.

DISTRIBUTION STRATEGY: Brown-Forman uses a number of different business models to market and distribute our products overseas. However, we largely rely on other spirits producers to distribute and market our products outside the U.S. Although consolidation among spirits producers could hinder the distribution of our spirits and wine products in the future, to date this has rarely happened. Other spirits companies typically seek to distribute our premium spirits and wine brands, and we expect that demand to continue.

EXCHANGE RATES: The strength of foreign currencies relative to the U.S. dollar affects revenues and costs in our international beverage business. This year, our corporate earnings benefited from a weaker U.S. dollar, particularly in the U.K. and Australia. We have entered into foreign currency forward and option contracts to limit the downside risk to foreign exchange fluctuations in fiscal 2006. If the U.S. dollar appreciates significantly, the effect on our business would be negative for any unhedged portion of our business.

CONSUMER DURABLES SEGMENT

Summary of Operating Performance
(Dollars in millions)             2003        2004       2005
                                 ------      ------     ------
Net Sales                        $ 581       $ 585      $ 534
   % Change                         (4%)         1%        (9%)
Gross Profit                     $ 280       $ 274      $ 244
   % Change                         (1%)        (2%)      (11%)
Advertising Expenses             $  91       $  89      $  78
   % Change                          8%         (3%)      (12%)
SG&A Expenses                    $ 156       $ 161      $ 155
   % Change                         (9%)         4%        (4%)
Goodwill impairment                 --          --      $  37
Other Expense (Income)           $   3       $   7      $   2
Operating Income (Loss)          $  30       $  17      $ (28)
   % Change                         81%        (45%)      n/m
Gross Margin                      48.2%       46.9%      45.6%
Operating Margin                   5.2%        2.9%      (5.2%)


Our Consumer Durables segment includes fine china, crystal, silver, and luggage products marketed under the Lenox, Dansk, Gorham, Kirk Stieff, and Hartmann brand names. Nearly 60% of our Consumer Durables sales are made directly to consumers through owned retail stores, direct mail, and the Internet. The remaining sales for this segment represent sales to department stores, specialty stores, and other distributors. This segment's financial performance is generally more vulnerable to changes in economic conditions in the U.S. than that of our Beverages segment.

Fiscal 2005 Compared to Fiscal 2004

Net sales declined $51 million, or 9%, in fiscal 2005, reflecting weak underlying trends in the U.S. for tabletop and giftware products. Reported sales benefited from the full-year impact of the successful introduction of "kate spade" co-branded patterns and incremental revenue for Hartmann luggage. However, these gains were insufficient to offset the overall softness experienced across all three channels of distribution -- wholesale, retail, and direct-to-consumer.

Gross profit fell $30 million in fiscal 2005 due to the same factors that contributed to the decline in sales. Gross margin also dropped to 45.6% in fiscal 2005 from 46.9% in fiscal 2004, reflecting the decline in the mix of high-margin direct-to-consumer channel, a significant increase in liquidation activity associated with the closing of all 41 Dansk retail stores, and aggressive discounting designed to reduce inventory levels at our Lenox retail outlets. In addition, a shift in product mix and a negative foreign exchange impact contributed to the 1.3 percentage point reduction in the segment's margin.

Advertising expenses were down for the second consecutive year, as the segment sought to reduce spending in the domestic direct mail, catalog, and Internet businesses in response to lower consumer response rates. Selling, general, and administrative expenses declined 4%, reflecting tight control of spending, lower fixed costs, and benefits associated with restructuring actions implemented over the past two fiscal years.

Goodwill impairment charge of $37 million reflects the revised outlook for the Lenox retail outlet business in light of changing consumer buying patterns. The charge represents the excess of the book value of the goodwill over the estimated fair value calculated by discounting projected future cash flows based on the revised long-term outlook for the business.

Other expenses decreased $5 million in fiscal 2005, reflecting a gain on the sale of a closed distribution facility and the absence of expenses incurred in fiscal 2004 related to a new distribution center and a write-down of impaired real estate associated with previous plant closures.

Operating loss of $28 million was unfavorable $45 million compared to the prior year. Excluding the effect of the $37 million impairment charge related to the retail business, the segment's operating profit in fiscal 2005 of $9 million was down sharply compared to fiscal 2004 operating income of $17 million. Lower net sales across all three Lenox channels of distribution were only partially offset by reductions in advertising spending and aggressive management of selling, general, and administrative expenses. While Lenox profits declined, Hartmann contributed $3 million of the company's operating income growth for the year.

Fiscal 2004 Compared to Fiscal 2003

Net sales increased $4 million, or 1%, in fiscal 2004 as the segment expanded into new wholesale channels of distribution, including home-specialty stores. Sales also benefited from the successful introduction of the "kate spade" tabletop line. These increases were partially offset by revenue declines in both the segment's retail outlet stores (we closed 11 outlet stores in fiscal 2004) and direct-to-consumer division.

Gross profit declined $6 million, or 2%, in fiscal 2004, despite a modest increase in sales, reflecting a negative shift in channel and product mix, aggressive discounting designed to lower inventory levels at our retail outlets, the unfavorable impact of foreign exchange on product sourced from overseas, and $1 million of higher postretirement-related expenses. As a result, the segment's overall gross margin declined from 48.2% to 46.9%.

Advertising expenses were down 3% in fiscal 2004, due primarily to a decision to decrease consumer direct mail and catalog advertising in response to the decline in consumer response rates. Selling, general, and administrative expenses increased 4%, driven by $3 million of severance expenses and $2 million of incremental postretirement expenses. Excluding these items, selling, general, and administrative expenses were essentially flat compared to fiscal 2003. Other expenses increased $4 million in fiscal 2004, reflecting a write-down for impaired real estate associated with previous plant closures and start-up costs related to a new distribution center.

Operating income fell $13 million, or 45%, largely reflecting lower consumer response rates in direct mail and several charges incurred in the year, including severance, a write-down for impaired real estate associated with previous plant closures, and start-up costs related to the new distribution center.

LIQUIDITY AND CAPITAL RESOURCES

Our ability to generate  cash from  operations  consistently  is one of our most significant financial strengths. Our strong cash flows enable us to pay dividends, pursue brand-building programs, and make strategic acquisitions that we believe will enhance shareholder value. Investment grade ratings of A2 from Moody's and A from Standard & Poor's provide us with financial flexibility when accessing global credit markets. Cash flows from operations are more than adequate to meet our expected operating and capital requirements. In fiscal 2005, cash from operations enabled us to fund our capital investments, eliminate commercial paper borrowings, and pay $111 million in dividends to our shareholders.

Cash Flow Summary
(Dollars in millions)                      2003        2004        2005
                                          ------      ------      ------
Operating activities                      $ 243       $ 304       $ 396
Investing activities:
   Sale of investment in affiliate           --          --          93
   Additions to property, plant,
    and equipment                          (119)        (56)        (49)
   Acquisition of businesses                (99)         --         (64)
   Other                                     (8)         (7)          4
                                          ------      ------      ------
                                           (226)        (63)        (16)
Financing activities:
   Dividends                                (99)        (97)       (111)
   Net issuance (repayment) of debt         596        (162)        (50)
   Acquisition of treasury stock           (561)         --          (3)
   Other                                      3          14          11
                                          ------      ------      ------
                                            (61)       (245)       (153)
                                          ------      ------      ------
Change in cash                            $ (44)      $  (4)      $ 227
                                          ======      ======      ======

Cash provided by operations increased $92 million, from $304 million in fiscal 2004 to $396 million in fiscal 2005, reflecting higher earnings and reductions in working capital. The decrease in working capital reflects higher current liabilities due in part to an increase in accrued incentive compensation related to our record performance in fiscal 2005 combined with an increase in advertising investments in our Beverages segment.

Cash used for investments dropped significantly in fiscal 2005, to $16 million, a decrease of $47 million compared to fiscal 2004. The $93 million in proceeds received on the sale of our shares in Glenmorangie plc was offset by capital investments and the $64 million acquisition of the final 20% equity stake in Finlandia.

In comparing fiscal 2004 with fiscal 2003, cash provided by operations increased $61 million in fiscal 2004, reflecting higher earnings and a reduction in the single largest item on our balance sheet -- inventory.

Cash used for investments returned to a more normal level in fiscal 2004, decreasing $163 million, reflecting lower levels of capital investment and the 2003 acquisitions of a 35% equity stake in Finlandia and the final interest in Tuaca.

Investments in property, plant, and equipment were $119 million in fiscal 2003, $56 million in fiscal 2004, and $49 million in fiscal 2005. Following record spending levels in fiscal 2003, which included the purchase of $39 million in California vineyard properties that were previously leased via a third-party financing arrangement, spending returned to more modest levels in fiscal 2004 and fiscal 2005. Expenditures over the three-year period included investments to improve efficiencies of our production and distribution facilities for both our Beverages and Consumer Durables businesses.

                              Capital Expenditures
Dollars in Millions
                              2003          2004          2005
                              ----          ----          ----
Beverages                     $ 91          $ 39          $ 44
Consumer Durables               28            17             5
                              ----          ----          ----
Total                         $119          $ 56          $ 49
                              ====          ====          ====

We expect capital expenditures for fiscal 2006 to be in the $60-$70 million range, moderately higher than our spending over the past two fiscal years. This increase reflects investments to expand capacity of our production and distribution facilities to meet accelerating consumer demand for Jack Daniel's. In addition, we will continue to prioritize and fund investments that improve the efficiency of our production operations and enhance the quality of our brands. We expect to fund fiscal 2006 capital expenditures from cash provided by operations.

In March 2003, we repurchased 7.9 million shares of our common stock for $561 million, including transaction costs, through a "Dutch auction" tender offer. (That amount does not include $11 million for 155,000 shares that were tendered but not delivered to us. We are pursuing our legal rights in this matter.) We financed the repurchase by issuing $600 million in debt, of which $250 million is due in 2006 and $350 million is due in 2008. We expect to meet those obligations through cash from operations.

We have access to short-term capital markets through the issuance of commercial paper, backed by a bank credit agreement for $400 million, which expires in fiscal 2010. The credit agreement provides us with an immediate and continuing source of liquidity. At April 30, 2005, we had no outstanding borrowings under this agreement.

We maintain an SEC shelf registration that gives us prompt access to longer-term financing. At April 30, 2005, we had $220 million available on our $250 million shelf registration.

LONG-TERM OBLIGATIONS

We have long-term obligations related to contracts, leases, and borrowing arrangements that we enter into in the normal course of business (see Notes 4 and 6 to the accompanying consolidated financial statements). The following table summarizes the amounts of those obligations as of April 30, 2005 and the years in which those obligations must be paid:


Long-Term Obligations                                      2007-     After
(Dollars in millions)                    Total     2006     2010      2010
                                         -----     ----     ----      ----
Long-term debt                           $ 633     $280      $350     $  3
Interest on long-term debt                  36       15        20        1
Grape purchase obligations                 174       33       103       38
Operating leases                            56       22        25        9
Postretirement benefit obligations(1)      n/a      n/a       n/a      n/a
                                         -----     ----      ----     ----
Total                                    $ 899     $350      $498     $ 51
                                         =====     ====      ====     ====

 (1) As of April 30, 2005, we have unfunded pension and other postretirement benefit obligations of $202 million. Because the specific periods in which those obligations will be funded are not determinable, no amounts related to those obligations are reflected in the above table. Historically, we have generally funded these obligations with the minimum annual contribution required by ERISA, but we may elect to contribute more than the minimum amount in future years.

We expect to meet these obligations with internally generated funds.

MARKET RISKS

We have foreign currency forward and option contracts, commodity futures and option contracts, and debt obligations that are exposed to risk from changes in foreign currency exchange rates, commodity prices, and interest rates, respectively. The sensitivity of these instruments to market fluctuations is discussed below. See Note 4 to our consolidated financial statements for information regarding our grape purchase obligations, which are also exposed to commodity price risk, and "Critical Accounting Policies" (page 37) for a discussion of the exposure of our pension and other postretirement plans to risks related to interest rates.

Inflationary, deflationary, and recessionary conditions affecting these market risks also affect the demand for and pricing of our products. See "Important Information Regarding Forward-Looking Statements" (page 58) for further discussion details.

FOREIGN EXCHANGE. As a result of continued growth in international sales, our annual foreign currency revenues now exceed our foreign currency expenses by approximately $300 million. To the extent that this foreign currency exposure is not hedged, our results of operations and financial position are positively affected when the U.S. dollar weakens against foreign currencies and negatively affected when the dollar strengthens. However, we routinely use foreign currency forward and option contracts to hedge our foreign exchange risk. Provided the contracts remain effective in hedging the foreign exchange risk, we do not recognize any unrealized gains or losses on the contracts in earnings until the underlying hedged transactions are recognized in earnings. At April 30, 2005, our foreign currency hedges had a total notional value of $212 million and a net unrealized loss of $3 million. Assuming the contracts remain effective hedges, we estimate that if the value of the U.S. dollar averaged 10% higher in fiscal 2006 than the fiscal 2005 effective rates for the currencies in which we do business, our fiscal 2006 operating income would decrease by $5 million.
Conversely, a 10% average decline in the value of the dollar would increase operating income by $26 million.

COMMODITY PRICES. We are subject to commodity price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. We use futures contracts and options to manage the volatility of pricing for certain commodities, primarily corn. At April 30, 2005, we had outstanding hedge positions on approximately 4 million bushels of corn with a negligible net unrealized loss. We estimate that a 10% decline in commodity prices would result in a negligible incremental loss on these contracts.

INTEREST RATES. Essentially all of our debt has a fixed interest rate. However, our short-term investments and commercial paper obligations are exposed to the risk of changes in interest rates. At April 30, 2005 balance, only our short-term investments had exposure to market interest rates, as we had no commercial paper outstanding. Assuming a one percentage point increase in interest rates, our net interest expense would decrease by $3 million.

ENVIRONMENTAL MATTERS

In Note 14 to our financial statements, we describe fully our exposure to environmental claims and our responsibility for our environmental cleanup costs in the U.S.

CRITICAL ACCOUNTING POLICIES

Our financial statements reflect certain estimates involved in applying the following critical accounting policies that entail uncertainties and subjectivity. Using different estimates could have a material effect on our operating results, financial condition, and changes in financial condition.

BRANDS AND GOODWILL. We have obtained most of our brands through acquisitions from other companies. (See Note 2 to the accompanying consolidated financial statements for recent acquisitions.) Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including intangible brand names, based on estimated fair value, with any remaining purchase price recorded as goodwill. Goodwill and brand names with indefinite lives are not amortized. As of April 30, 2005, we consider all of our brand names to have indefinite lives.

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

PROPERTY, PLANT, AND EQUIPMENT. We depreciate our property, plant, and equipment on a straight-line basis using our estimates of useful life, which are 20 to 40 years for buildings and improvements, 3 to 10 years for machinery, equipment, furniture, and fixtures, and 3 to 7 years for capitalized software.

We assess our property, plant, and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset or asset group may not be recoverable. Fair value is determined using discounted future cash flows, with consideration of market values for similar assets when available. If the fair value of an evaluated asset is less than its book value, we write it down to its estimated fair value.

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

The assets, obligations, and assumptions used to measure pension and retiree medical expenses are determined as of January 31 of the preceding year ("measurement date"). Because obligations are measured on a discounted basis, the discount rate is a significant assumption. It is based on interest rates for high-quality, long-term corporate debt at each measurement date. The expected return on pension plan assets is based on our historical experience and our expectations for long-term rates of return. The other assumptions also reflect our historical experience and management's best judgment regarding future expectations. We review our assumptions on each annual measurement date. For fiscal 2005, we have reduced the discount rate from 6.0% to 5.8%. Pension and postretirement benefit expense for fiscal 2006 is estimated to be approximately $27 million, compared to $15 million for fiscal 2005.

INCOME TAXES. Our annual tax rate is based on our income and the statutory tax rates in the various jurisdictions in which we operate. The increase in the effective rate to 35.3% for fiscal 2005 primarily reflects the nondeductibility of goodwill impairment charges recorded during the year. Excluding the impact of impairment charges, the effective tax rate declined to 32.4%, reflecting a shift in profits to lower tax jurisdictions.

Significant judgment is required in evaluating our tax positions. We establish reserves when we believe that certain positions are likely to be challenged and that we may not succeed, despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit. We believe current reserves are appropriate for all known contingencies; however, a favorable or unfavorable change in this estimate may occur in the near future.

Several years can elapse before a particular matter for which we have established a reserve is resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our reserves reflect the likely outcome of known tax contingencies. Our effective tax rate includes the impact of reserve provisions and changes to reserves that we consider appropriate, as well as related interest. Unfavorable settlement of any particular issue could require use of our cash. Favorable resolution would be recognized as a reduction to our effective tax rate in the year of resolution.

On October 22, 2004, the American Jobs Creation Act ("the Act") was signed into law. The Act contains provisions that might affect Brown-Forman's future effective tax rate, including a special one-time 85% dividends received deduction for certain repatriated foreign earnings. The company could make this one-time election with respect to funds repatriated during either fiscal 2005 or 2006. The deduction is subject to a number of limitations and requirements, including adoption of a specific domestic reinvestment plan for the repatriated funds. We did not repatriate any dividends during fiscal 2005. We are investigating whether to do so in fiscal 2006 but do not expect to complete this evaluation until late in fiscal 2006.

The Act also creates a deduction for income from qualified domestic production activities that will be phased in from 2005 through 2010, effective for our fiscal years 2006 through 2011. In return, the Act also provides for a two-year phase-out of the existing extraterritorial income exclusion ("the ETI exclusion") for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. The new deduction for domestic production activities is subject to certain limitations and interpretations, so we are not yet in a position to determine with reasonable certainty the potential impact on the effective tax rate of future years. However, we anticipate the combined net effect of the phase-out of the ETI exclusion and the phase-in of the new deduction for domestic production activities to result in an immaterial increase in our effective tax rate for fiscal year 2006.

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

A law firm has sued Brown-Forman and many other manufacturers and marketers of spirits, wines, and beer in a series of nine very similar class action lawsuits seeking damages and injunctive relief from alleged marketing of beverage alcohol to underage consumers. The suits allege that the defendants engage in deceptive and negligent marketing practices targeting underage consumers. They seek to recover on behalf of parents those funds that their children spent on the illegal purchase of alcohol as well as disgorgement of all profits from the alleged illegal sales. Brown-Forman is vigorously defending these cases, four of which are pending on motions to dismiss. It is not possible at this time to predict the outcome of these claims but an unfavorable result in these or similar class action lawsuits could have a material adverse impact on our business.

                                  Brown-Forman
                        CONSOLIDATED STATEMENT OF INCOME
               (Expressed in millions, except per share amounts)
--------------------------------------------------------------------------------
Year Ended April 30,                            2003         2004         2005
--------------------------------------------------------------------------------
Net sales                                      $2,376       $2,577       $2,729
Excise taxes                                      318          364          417
Cost of sales                                     878          915          912
                                               --------------------------------

   Gross profit                                 1,180        1,298        1,400


Advertising expenses                              321          354          371
Selling, general, and administrative expenses     491          534          574
Goodwill impairment                                --           --           37
Other expense (income), net                        (4)          10           --
                                               --------------------------------
   Operating income                               372          400          418


Gain on sale of investment in affiliate            --           --           72
Interest income                                     3            2            7
Interest expense                                    8           21           21
                                               --------------------------------
   Income before income taxes                     367          381          476


Income taxes                                      125          127          168
                                               --------------------------------


   Net income                                  $  242       $  254       $  308
                                               ================================


Earnings per share
 - Basic                                       $ 1.79       $ 2.09       $ 2.53
 - Diluted                                     $ 1.79       $ 2.08       $ 2.52


The accompanying notes are an integral part of the consolidated financial statements.

                                  Brown-Forman
                           CONSOLIDATED BALANCE SHEET
          (Expressed in millions, except share and per share amounts)
--------------------------------------------------------------------------------
April 30,                                                    2004          2005
--------------------------------------------------------------------------------
Assets
------
Cash and cash equivalents                                   $  68         $ 295

Accounts receivable, less allowance for doubtful
   accounts of $11 in 2004 and $12 in 2005                    348           344

Inventories:
   Barreled whiskey                                           218           249
   Finished goods                                             185           192
   Work in process                                            111            89
   Raw materials and supplies                                  43            44
                                                           ---------------------
      Total inventories                                       557           574

Current portion of deferred income taxes                       67            71
Other current assets                                           43            33
                                                           ---------------------
Total Current Assets                                        1,083         1,317

Property, plant, and equipment, net                           515           501
Prepaid pension cost                                          118           130
Investment in affiliates                                       45            15
Trademarks and brand names                                    247           334
Goodwill                                                      315           282
Other assets                                                   53            45
                                                           ---------------------
Total Assets                                               $2,376        $2,624
                                                           =====================

Liabilities
-----------
Accounts payable and accrued expenses                       $ 271        $  311
Accrued taxes on income                                        48            48
Commercial paper                                               50            --
Current portion of long-term debt                              --           279
                                                           ---------------------
Total Current Liabilities                                     369           638

Long-term debt, less unamortized
 discount of $3 in 2004 and $1 in 2005                        630           352
Deferred income taxes                                         112           132
Accrued pension and other postretirement benefits             137           156
Other liabilities                                              33            36
                                                           ---------------------
Total Liabilities                                           1,281         1,314
                                                           ---------------------
Commitments and contingencies

Stockholders' Equity
--------------------
Common Stock:
  Class A, voting, $0.15 par value;
    authorized shares, 57,000,000;
    issued shares, 56,841,000                                   9             9
  Class B, nonvoting, $0.15 par value;
    authorized shares, 100,000,000;
    issued shares, 69,188,000                                  10            10

Additional paid-in capital                                     28            34

Retained earnings                                           1,218         1,415

Treasury stock, at cost
 (4,441,000 and 4,141,000 common shares
  in 2004 and 2005, respectively)                            (156)         (147)

Accumulated other comprehensive loss:
  Cumulative translation adjustment                            16            27
  Pension liability adjustment                                (32)          (38)
  Unrealized gain on cash flow hedge contracts                  2            --
                                                           ---------------------
    Total accumulated other comprehensive loss                (14)          (11)
                                                           ---------------------
Total Stockholders' Equity                                  1,095         1,310
                                                           ---------------------
Total Liabilities and Stockholders' Equity                 $2,376        $2,624
                                                           =====================

The accompanying notes are an integral part of the consolidated financial statements.

                                  Brown-Forman
                      CONSOLIDATED STATEMENT OF CASH FLOWS
      (Expressed in millions; amounts in brackets are reductions of cash)
--------------------------------------------------------------------------------
Year Ended April 30,                                   2003      2004      2005
--------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                         $ 242     $ 254     $ 308
   Adjustments to reconcile net income to net cash
    provided by (used for) operations:
      Gain on sale of investment in affiliate            --        --       (72)
      Goodwill impairment                                --        --        37
      Depreciation                                       55        56        58
      Stock-based compensation expense                    6         6         7
      Deferred income taxes                             (17)       (2)       (5)
      Other                                               1         4         4
      Change in assets and liabilities, excluding
       the effects of businesses acquired or sold:
         Accounts receivable                            (30)      (23)        4
         Inventories                                      2        25       (17)
         Other current assets                            (4)      (13)       10
         Accounts payable and accrued expenses          (18)      (25)       42
         Accrued taxes on income                         12         4        --
         Noncurrent assets and liabilities               (6)       18        20
                                                       -------------------------
      Cash provided by operating activities             243       304       396
                                                       -------------------------

Cash flows from investing activities:
   Proceeds from sale of investment in affiliate,
    net of disposal costs                                --        --        93
   Additions to property, plant, and equipment         (119)      (56)      (49)
   Acquisition of businesses, net of cash acquired      (99)       --       (64)
   Computer software expenditures                        (8)       (5)       (5)
   Trademark and patent expenditures                     (1)       (2)       (1)
   Disposals of property, plant, and equipment            1        --        10
                                                       -------------------------
      Cash (used for) investing activities             (226)      (63)      (16)
                                                       -------------------------

Cash flows from financing activities:
   Net change in commercial paper                        --      (117)      (50)
   Proceeds from long-term debt                         596        --        --
   Debt issuance costs                                   (4)       --        --
   Reduction of long-term debt                           --       (45)       --
   Proceeds from exercise of stock options                7        12         9
   Excess tax benefits from stock options                --         2         2
   Dividends paid                                       (99)      (97)     (111)
   Acquisition of treasury stock                       (561)       --        (3)
                                                       -------------------------
      Cash (used for) financing activities              (61)     (245)     (153)
                                                       -------------------------
Net increase (decrease) in cash and cash equivalents    (44)       (4)      227

Cash and cash equivalents, beginning of year            116        72        68
                                                       -------------------------
Cash and cash equivalents, end of year                 $ 72      $ 68      $295
                                                       =========================

Supplemental disclosure of cash paid for:
   Interest                                            $  5      $ 21      $ 21
   Income taxes                                        $130      $129      $174


The accompanying notes are an integral part of the consolidated financial statements.

                                  Brown-Forman
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
           (Dollars expressed in millions, except per share amounts)
--------------------------------------------------------------------------------
Year Ended April 30,                                   2003      2004      2005
--------------------------------------------------------------------------------

Class A Common Stock:
   Balance at beginning of year                         $ 4       $ 4       $ 9
   Stock split (2-for-1 in 2004)                         --         5        --
                                                     ---------------------------
   Balance at end of year                                 4         9         9
                                                     ---------------------------
Class B Common Stock:
   Balance at beginning of year                           6         6        10
   Retirement of treasury stock                          --        (1)       --
   Stock split (2-for-1 in 2004)                         --         5        --
                                                     ---------------------------
   Balance at end of year                                 6        10        10
                                                     ---------------------------
Additional Paid-in Capital:
   Balance at beginning of year                          18        23        28
   Stock-based compensation expense                       6         6         7
   Adjustment for stock option exercises                 (1)       (3)       (3)
   Excess tax benefits from stock options                --         2         2
                                                     ---------------------------
   Balance at end of year                                23        28        34
                                                     ---------------------------
Retained Earnings:
   Balance at beginning of year                       1,349     1,492     1,218
   Retirement of treasury stock                          --      (420)       --
   Stock split (2-for-1 in 2004)                         --       (10)       --
   Loss on issuance of treasury stock                    (1)       (4)       (3)
   Adjustment for stock option exercises                  1         3         3
   Net income                                           242       254       308
   Cash dividends ($0.73, $0.80, and $0.92 per
    share in 2003, 2004, and 2005, respectively)        (99)      (97)     (111)
                                                     ---------------------------
   Balance at end of year                             1,492     1,218     1,415
                                                     ---------------------------
Treasury Stock, at cost:
   Balance at beginning of year                         (40)     (593)     (156)
   Acquisition of treasury stock                       (561)       --        (3)
   Treasury stock issued under compensation plans         8        16        12
   Retirement of treasury stock (567,000 Class A
    and 5,414,000 Class B shares in 2004)                --       421        --
                                                     ---------------------------
   Balance at end of year                              (593)     (156)     (147)
                                                     ---------------------------
Accumulated Other Comprehensive Income (Loss):
   Balance at beginning of year                         (19)      (83)      (14)
   Net other comprehensive income (loss)                (64)       69         3
                                                     ---------------------------
   Balance at end of year                               (83)      (14)      (11)
                                                     ---------------------------
Total Stockholders' Equity                             $849    $1,095    $1,310
                                                     ===========================
Comprehensive Income:
   Net income                                          $242      $254      $308
   Other comprehensive income (loss):
   Foreign currency translation adjustment               13        18        11
   Pension liability adjustment, net of
    tax of $52, $31, and $4 in 2003
    2004, and 2005, respectively                        (76)       47        (6)
   Amounts related to cash flow hedges:
      Reclassification to earnings,
       net of tax of $4, $3, and $2 in 2003,
       2004, and 2005, respectively                       6         5         3
      Net loss on hedging instruments,
       net of tax of $4, $1, and $3 in 2003,
       2004, and 2005, respectively                      (7)       (1)       (5)
                                                     ---------------------------
         Net other comprehensive income (loss)          (64)       69         3
                                                     ---------------------------
   Total Comprehensive Income                          $178      $323      $311
                                                     ===========================

Class A Common Shares Outstanding (in thousands):
   Balance at beginning of year                      28,891     28,420   56,841
   Acquisition of treasury stock                       (471)        --      (59)
   Stock split (2-for-1 in 2004)                         --     28,421       --
                                                     ---------------------------
   Balance at end of year                            28,420     56,841   56,782
                                                     ---------------------------
Class B Common Shares Outstanding (in thousands):
   Balance at beginning of year                      39,457     32,147   64,747
   Acquisition of treasury stock                     (7,436)        --       --
   Stock split (2-for-1 in 2004)                         --     32,147       --
   Treasury stock issued under compensation plans       126        453      359
                                                     ---------------------------
   Balance at end of year                            32,147     64,747   65,106
                                                     ---------------------------
Total Common Shares Outstanding (in thousands)       60,567    121,588  121,888
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

INVENTORIES. We state inventories at the lower of cost or market, with approximately 80% of consolidated inventories being valued using the last-in, first-out (LIFO) method. Other inventories are valued using the first-in, first-out (FIFO) method. If the FIFO method had been used, inventories would have been $146 and $137 higher than reported at April 30, 2004 and 2005, respectively. FIFO cost approximates current replacement cost.

Whiskey must be barrel-aged for several years, so we bottle and sell only a portion of our whiskey inventory each year. Following industry practice, we classify all barreled whiskey as a current asset. We include warehousing, insurance, ad valorem taxes, and other carrying charges applicable to barreled whiskey in inventory costs.

We classify bulk wine inventories as work in process.

PROPERTY, PLANT, AND EQUIPMENT. We state property, plant, and equipment at cost less accumulated depreciation. We calculate depreciation on a straight-line basis over the estimated useful lives of the assets as follows: 20 to 40 years for buildings and improvements, 3 to 10 years for machinery, equipment, furniture, and fixtures, and 3 to 7 years for capitalized software costs.

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

REVENUE RECOGNITION. We recognize revenue on our retail and other direct-to-consumer sales when the product is delivered to the customer. We recognize revenue on wholesale sales when title and risk of loss pass to the distributor, which typically is at the time the product is shipped. Certain sales contain customer acceptance provisions that grant a right of return on the basis of either subjective criteria or specified objective criteria. Revenue is recorded net of the estimated cost of sales returns and allowances.

COST OF SALES. Cost of sales includes the costs of receiving, producing, inspecting, warehousing, insuring, and shipping goods sold during the period.

SHIPPING AND HANDLING FEES AND COSTS. We report the amounts we bill to our customers for shipping and handling as net sales, and we report the costs we incur for shipping and handling as cost of sales.

ADVERTISING COSTS. We expense most advertising costs as we incur them, but we capitalize and amortize certain direct-response advertising costs over periods not exceeding one year. Capitalized advertising costs totaled $9 and $6 at April 30, 2004 and 2005, respectively.

SALES INCENTIVES. We offer sales discounts and provide consideration to certain of our distributors under cooperative advertising arrangements. Discounts, which are recorded as a reduction of net sales, totaled $120, $125, and $132 for 2003, 2004, and 2005, respectively. The cost of cooperative advertising arrangements, which are recorded as advertising expenses, totaled $10, $9, and $9 for 2003, 2004, and 2005, respectively.

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

The following table presents information concerning basic and diluted earnings per share:

Year Ended April 30,                                 2003       2004       2005
--------------------------------------------------------------------------------
Basic and diluted net income                         $242       $254       $308

Share data (in thousands):
   Basic average common shares outstanding        134,748    121,359    121,746
   Effect of dilutive stock options                   378        627        761
                                                  ------------------------------
   Diluted average common shares outstanding      135,126    121,986    122,507
                                                  ==============================

Basic earnings per share                            $1.79      $2.09      $2.53
Diluted earnings per share                          $1.79      $2.08      $2.52


STOCK OPTIONS. In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment," which requires companies to expense the fair value of stock options and other forms of stock-based compensation. We adopted SFAS 123(R) during the fourth quarter of fiscal 2005 by retroactively adjusting our financial statements for all periods since fiscal 1997, when we first began granting stock options.

Our stock option plan requires that we purchase shares to satisfy stock option requirements, thereby avoiding future dilution of earnings that would occur from issuing additional shares. We acquire treasury shares from time to time in anticipation of these requirements. We intend to hold enough treasury stock so that the number of diluted shares never exceeds the original number of shares outstanding at the inception of the stock option plan (as adjusted for any share issuances unrelated to the plan). The extent to which the number of diluted shares exceeds the number of basic shares is determined by how much our stock price has appreciated since the options were granted, not by how many treasury shares we have acquired.

ESTIMATES. To prepare financial statements that conform with generally accepted accounting principles, our management must make informed estimates that affect how we report revenues, expenses, assets, and liabilities, including contingent assets and liabilities. Actual results could (and probably will) differ from these estimates.

2.  ACQUISITIONS

The following are major acquisitions made over the past three years, each of which was accounted for as a purchase.

FINLANDIA. In December 2004, we acquired the remaining capital stock of Finlandia Vodka Worldwide Ltd. ("FVW") from the Altia Corporation of Finland ("Altia") for $64. The value of FVW consists primarily of the Finlandia brand name, which has an indefinite useful life. As a result of this transaction, we have preliminarily allocated an additional $84 to the Finlandia brand name, which is partially offset by a deferred income tax liability of $25, and $5 to various other net assets.

As previously disclosed, we acquired 45% of FVW in 2000 and an additional 35% in 2002. The 2002 acquisition agreement granted Altia an option to require Brown-Forman to buy its remaining interest in FVW during a two-year window beginning December 31, 2004. The recent transaction reflects Altia's exercise of that option.

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

The operating results of both FVW and T&C have been consolidated with our financial statements since we acquired majority ownership during fiscal 2003. (We previously accounted for our investments in those companies using the equity method). Consolidated pro forma operating results for the fiscal year ended April 30, 2003 would not have been materially different from the actual amounts reported for that period.

3.  GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the changes in the amounts recorded as goodwill over the past two years:

                                                             Consumer
                                                Beverages    Durables     Total
                                                ---------    --------   --------
Goodwill:
   Balance as of April 30, 2003                   $181        $130       $311
      Purchase price allocation adjustment          (1)         --         (1)
      Foreign currency translation adjustment        5          --          5
                                                  ------------------------------
   Balance as of April 30, 2004                    185         130        315
      Impairment                                    --         (37)       (37)
      Foreign currency translation adjustment        4          --          4
                                                  ------------------------------
   Balance as of April 30, 2005                   $189        $ 93       $282
                                                  ==============================

The $37 impairment charge shown above reflects our lowered expectations for the future prospects of the Lenox retail outlet business in light of changing consumer buying patterns. The amount represents the excess of the previously recorded book value of the goodwill over the fair value, as estimated using discounted projected future cash flows based on the revised long-term outlook for the business.

Our other intangible assets consist of trademarks and brand names. As of April 30, 2005, we consider all of our trademarks and brand names to have indefinite useful lives.


4. COMMITMENTS

We have contracted with various growers and wineries to supply some of our future grape and bulk wine requirements. Many of these contracts call for prices to be determined by market conditions, but some contracts provide for minimum purchase prices that may exceed market prices. We have purchase obligations related to these contracts of $33 in 2006, $39 in 2007, $30 in 2008, $20 in 2009, $14 in 2010, and $38 after 2010.

We made rental payments under operating leases for real estate, vehicles, and office, computer, and manufacturing equipment of $32 in 2003, $35 in 2004, and $31 in 2005. We have commitments related to minimum lease payments of $22 in 2006, $13 in 2007, $7 in 2008, $3 in 2009, $2 in 2010, and $9 after 2010.


5. CREDIT FACILITIES

We have a committed revolving credit agreement with various domestic and international banks for $400, which expires in fiscal 2010. Its most restrictive covenant requires that our consolidated total debt to consolidated net worth not exceed a ratio of 2 to 1. At April 30, 2005, we were well within this covenant's parameters. At April 30, 2005, we also had $220 of debt securities available for issuance under an SEC shelf registration.


6. DEBT

Our long-term debt consisted of the following:

April 30,                                              2004           2005
--------------------------------------------------------------------------------
2.125% notes, due in fiscal 2006                       $249           $249
3.0% notes, due in fiscal 2008                          348            349
6.82% to 7.38% notes, due in fiscal 2006                 30             30
Variable rate industrial
 revenue bonds, due through 2026                          3              3
                                                 -------------------------------
                                                        630            631
Less current portion                                     --            279
                                                 -------------------------------
                                                       $630           $352
                                                 ===============================

Debt payments required over the next five fiscal years consist of $280 in 2006 and $350 in 2008. The weighted average interest rates on the variable-rate industrial revenue bonds were 1.2% and 1.6% at April 30, 2004 and 2005, respectively. In addition to long-term debt, we had commercial paper outstanding with weighted average interest rate of 1.0% at April 30, 2004.


7. FOREIGN CURRENCY RISK MANAGEMENT AND DERIVATIVE FINANCIAL INSTRUMENTS

We use foreign currency options and forward contracts, generally with average maturities of less than one year, as protection against the risk that the eventual U.S. dollar cash flows resulting from our forecasted sales and purchases of goods and services in foreign currencies will be adversely affected by changes in exchange rates. We designate these derivative financial instruments as cash flow hedges.

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

We had outstanding foreign currency option and forward contracts, hedging primarily British pound, Australian dollar, euro, and South African rand revenues, with notional amounts totaling $188 and $212 at April 30, 2004 and 2005, respectively. Our credit exposure is, however, limited to the contracts' fair value (see Note 8) rather than their notional amounts. We minimize credit exposure by entering into foreign currency contracts only with major financial institutions that have earned investment grade credit ratings.


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

We estimate the fair value of long-term debt using discounted cash flows based on our incremental borrowing rates for similar debt. The fair value of foreign currency contracts is based on quoted market prices. A comparison of the fair values and carrying amounts of these instruments is as follows:

April 30,                            2004                        2005
--------------------------------------------------------------------------------
                            Carrying        Fair        Carrying         Fair
                             Amount         Value         Amount         Value
--------------------------------------------------------------------------------
Assets:
   Cash and
    cash equivalents          $ 68          $ 68          $295           $295
   Foreign currency
    contracts                    6             6            --             --

Liabilities:
   Foreign currency
    contracts                   --            --             1              1
   Commercial paper             50            50            --             --
   Long-term debt              630           623           631            618



9.  BALANCE SHEET INFORMATION

April 30,                                              2004           2005
--------------------------------------------------------------------------------
Property, plant, and equipment:
   Land                                                $ 92           $ 89
   Buildings                                            346            340
   Equipment                                            538            543
   Construction in process                               24             26
                                                 -------------------------------
                                                      1,000            998
   Less accumulated depreciation                        485            497
                                                 -------------------------------
                                                       $515           $501
                                                 ===============================

Accounts payable and accrued expenses:
   Accounts payable, trade                             $ 92           $ 99
   Accrued expenses:
      Advertising                                        37             43
      Compensation and commissions                       65             91
      Excise and other non-income taxes                  20             24
      Self-insurance claims                              12             11
      Interest                                            4              4
      Other                                              41             39
                                                 -------------------------------
                                                        179            212
                                                 -------------------------------
                                                       $271           $311
                                                 ===============================

10. TAXES ON INCOME

We incur income taxes on our domestic and foreign operations. The following table, based on the locations of the taxable entities from which sales were derived (rather than the location of customers), presents the domestic and foreign components of our income before income taxes:

Year Ended April 30,                        2003          2004           2005
--------------------------------------------------------------------------------
United States                               $299          $298           $322
Foreign                                       68            83            154
                                            ------------------------------------
                                            $367          $381           $476
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

April 30,                                              2004           2005
--------------------------------------------------------------------------------
Deferred tax assets:
   Postretirement and other benefits                   $ 30           $ 37
   Accrued liabilities and other                          9              6
   Inventories                                           52             57
                                             -----------------------------------
   Total deferred tax assets                             91            100
                                             -----------------------------------
Deferred tax liabilities:
   Trademarks and brand names                            68             96
   Property, plant, and equipment                        48             48
   Undistributed foreign earnings                        17             17
   Other                                                  3             --
                                             -----------------------------------
   Total deferred tax liabilities                       136            161
                                             -----------------------------------
Net deferred tax liability                             $ 45           $ 61
                                             ===================================

Deferred tax liabilities were not provided on undistributed earnings of certain foreign subsidiaries ($243 and $265 at April 30, 2004 and 2005, respectively) because we expect these undistributed earnings to be reinvested indefinitely overseas. If these amounts were not considered permanently reinvested, additional deferred tax liabilities of approximately $41 and $45 would have been provided as of April 30, 2004 and 2005, respectively.

Total income tax expense for a year includes the tax associated with the current tax return ("current tax expense") and the change in the net deferred tax liability ("deferred tax expense"). Total income tax expense for each of the last three years was as follows:


Year Ended April 30,                        2003          2004          2005
--------------------------------------------------------------------------------
Current:
   Federal                                  $114          $100          $135
   Foreign                                    13            20            19
   State and local                            16            13            20
                                            ------------------------------------
                                             143           133           174
                                            ------------------------------------

Deferred:
   Federal                                   (14)           (1)           (2)
   Foreign                                    (2)           (2)           (3)
   State and local                            (2)           (3)           (1)
                                            ------------------------------------
                                             (18)           (6)           (6)
                                            ------------------------------------
                                            $125          $127          $168
                                            ====================================

Our consolidated effective tax rate may differ from current statutory rates due to the recognition of amounts for events or transactions that have no tax consequences. The following table reconciles our effective tax rate to the federal statutory tax rate in the United States:

                                             Percent of Income Before Taxes
--------------------------------------------------------------------------------
Year Ended April 30,                        2003          2004           2005
--------------------------------------------------------------------------------
U.S federal statutory rate                  35.0%         35.0%          35.0%
State taxes, net of U.S.
   federal tax benefit                       2.5           1.8            1.4
Income taxed at other than U.S.
   federal statutory rate                   (2.1)         (1.4)          (2.0)
Tax benefit from export sales               (1.7)         (2.1)          (2.1)
Impairment charges                            --            --            2.9
Other, net                                   0.4           0.1            0.1
                                           -------------------------------------
Effective rate                              34.1%         33.4%          35.3%
                                           =====================================


11. PENSION AND OTHER POSTRETIREMENT BENEFITS

We sponsor various defined benefit pension plans as well as postretirement plans providing retiree health care and retiree life insurance benefits. The following discussion provides information about our obligations related to these plans, the assets dedicated to meeting the obligations, and the amounts we recognized in our financial statements as a result of sponsoring these plans. We use a measurement date of January 31 to determine the amounts of the plan obligations and assets presented below.

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

                                             Pension           Medical and Life
                                             Benefits         Insurance Benefits
--------------------------------------------------------------------------------
Year Ended April 30,                      2004      2005        2004      2005
--------------------------------------------------------------------------------
Obligation at beginning of year           $449      $511        $ 79      $ 79
Service cost                                14        17           2         2
Interest cost                               29        30           5         4
Actuarial loss (gain)                       38        23          (4)       (3)
Retiree contributions                       --        --           1         1
Benefits paid                              (19)      (22)         (4)       (5)
                                        ----------------------------------------
Obligation at end of year                 $511      $559        $ 79      $ 78
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

As shown in the previous  table,  our pension and other  postretirement  benefit
obligations   were  reduced  by  benefit   payments  in  2005  of  $22  and  $5,
respectively. Expected benefit payments over the next ten years are as follows:

                                             Pension           Medical and Life
                                             Benefits         Insurance Benefits
--------------------------------------------------------------------------------
2006                                           $ 23                  $ 4
2007                                             24                    4
2008                                             26                    4
2009                                             27                    4
2010                                             28                    4
2011-2015                                       162                   26

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was enacted in December 2003. The Act provides a federal subsidy to plan sponsors for certain qualifying prescription drug benefits covered under the sponsor's postretirement medical benefit plans. The Act reduced our postretirement benefit expense by $2 during 2005 and reduced our benefit obligation by $16.

ASSETS. We specifically invest certain assets in order to fund our pension benefit obligations. Our investment goal is to earn a total return that over time will grow assets sufficient to fund our plans' liabilities, after providing appropriate levels of contributions and accepting prudent levels of investment risk. In order to achieve this goal, plan assets are invested primarily in funds or portfolios of funds actively managed by outside managers. Investment risk is managed to prudent levels by company policies that require diversification of asset classes, manager styles and individual holdings. We measure and monitor investment risk through quarterly and annual performance reviews, and periodic asset/liability studies.

Asset allocation is the most important method for achieving our investment goals and is based on our assessment of the plans' long-term return objectives and the appropriate balances needed for liquidity, stability and diversification. The allocation of our pension plan assets at fair value on January 31, 2004 and 2005, and the target allocation for 2006, by asset category, are as follows:

                                                     Asset Allocation
--------------------------------------------------------------------------------
                                          Actual          Actual          Target
                                           2004            2005            2006
--------------------------------------------------------------------------------
Equity securities                           73%             71%             70%
Debt securities                             15              16              15
Real estate                                  4               5               5
Other                                        8               8              10
                                        ----------------------------------------
Total                                      100%            100%            100%
                                        ========================================

This table shows how the fair value of the pension plan assets changed during each of the last two years. (We do not have assets set aside for postretirement medical or life insurance benefits).

                                             Pension           Medical and Life
                                             Benefits         Insurance Benefits
--------------------------------------------------------------------------------
Year Ended April 30,                      2004      2005        2004      2005
--------------------------------------------------------------------------------
Fair value at beginning of year           $334      $421        $ --      $ --
Actual return on plan assets                97        23          --        --
Retiree contributions                       --        --           1         1
Company contributions                        9        13           3         4
Benefits paid                              (19)      (22)         (4)       (5)
                                        ----------------------------------------
Fair value at end of year                 $421      $435        $ --      $ --
                                        ========================================

Consistent with our funding policy, we expect to contribute $8 to our pension plans and $7 to our other postretirement benefit plans in 2006.

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

                                             Pension           Medical and Life
                                             Benefits         Insurance Benefits
--------------------------------------------------------------------------------
April 30,                                 2004      2005         2004     2005
--------------------------------------------------------------------------------
Assets                                   $ 421     $ 435         $ --     $ --
Obligations                               (511)     (559)         (79)     (78)
                                          --------------------------------------
Funded status                              (90)     (124)         (79)     (78)
Unrecognized net loss                      187       226            7        5
Unrecognized prior service cost              8         7            5        4
Other                                       --        --            1        1
                                          --------------------------------------
Net amount recognized on balance sheet   $ 105     $ 109         $(66)    $(68)
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

The net amount is recognized on the consolidated balance sheet as follows:

                                             Pension           Medical and Life
                                             Benefits         Insurance Benefits
--------------------------------------------------------------------------------
April 30,                                 2004      2005        2004      2005
--------------------------------------------------------------------------------
Prepaid pension cost                      $118      $130        $ --      $ --
Accrued postretirement benefits            (71)      (88)        (66)      (68)
Other assets                                 5         3          --        --
Accumulated other comprehensive loss        53        64          --        --
                                          --------------------------------------
Net amount recognized on balance sheet    $105      $109        $(66)     $(68)
                                          ======================================

This table compares our pension plans that have assets in excess of their accumulated benefit obligations with those whose assets are less than their obligations. (As discussed above, we have no assets set aside for postretirement medical or life insurance benefits).

                                                   Accumulated       Projected
                                                    Benefit           Benefit
                                 Plan Assets       Obligation        Obligation
-------------------------------------------------------------------------------
April 30,                        2004   2005       2004   2005      2004   2005
-------------------------------------------------------------------------------
Plans with assets in
 excess of accumulated
 benefit obligation              $292   $306       $259   $285      $292   $321
Plans with accumulated
 benefit obligation in
 excess of assets                 129    129        200    217       219    238
                                ------------------------------------------------
Total                            $421   $435       $459   $502      $511   $559
                                ================================================

PENSION (INCOME) EXPENSE. This table shows the components of the pension (income) expense recognized during each of the last three years. The amount for each year includes amortization of the prior service cost, net loss, and the transition asset that was unrecognized as of the beginning of the year.

                                                     Pension Benefits
--------------------------------------------------------------------------------
Year Ended April 30,                       2003            2004            2005
--------------------------------------------------------------------------------
Service cost                               $ 13            $ 14            $ 17
Interest cost                                27              29              30
Expected return on plan assets              (49)            (44)            (43)
Amortization of:
   Unrecognized prior service cost            1               1               1
   Unrecognized net loss                     --              --               4
   Unrecognized transition asset             (2)             (1)             --
                                       -----------------------------------------
Net (income) expense                       $(10)           $ (1)           $  9
                                       =========================================

The prior service cost represents the cost of retroactive benefits granted in plan amendments and is amortized on a straight-line basis over the average remaining service period of the employees expected to receive the benefits. The net loss results from experience different from that assumed or from a change in actuarial assumptions, and is amortized over at least that same period. The unrecognized transition asset was amortized on a straight-line basis through 2004.

The pension (income) expense recorded during the year is estimated at the beginning of the year. As a result, the amount is calculated using an expected return on plan assets rather than the actual return. The difference between actual and expected returns is included in the unrecognized net loss at the end of the year.

OTHER POSTRETIREMENT BENEFIT EXPENSE. This table shows the components of the postretirement medical and life insurance benefit expense that we recognized during each of the last three years.

                                           Medical and Life Insurance Benefits
--------------------------------------------------------------------------------
Year Ended April 30,                       2003            2004            2005
--------------------------------------------------------------------------------
Service cost                                $2              $2              $2
Interest cost                                5               5               4
Amortization of unrecognized net loss       --               1              --
                                       -----------------------------------------
Net expense                                 $7              $8              $6
                                       =========================================


ASSUMPTIONS AND SENSITIVITY. We use various assumptions to determine the obligations and (income) expense related to our pension and other postretirement benefit plans. The assumptions used in computing benefit plan obligations as of the end of the last two years were as follows:

                                             Pension           Medical and Life
                                             Benefits         Insurance Benefits
--------------------------------------------------------------------------------
In Percent                                2004      2005        2004      2005
--------------------------------------------------------------------------------
Discount rate                             6.00      5.80        6.00      5.80
Rate of salary increase                   4.00      4.00         --        --
Expected return on plan assets            8.75      8.75         --        --

The assumptions used in computing benefit plan (income) expense during each of the last three years were as follows:

                                          Pension            Medical and Life
                                          Benefits          Insurance Benefits
--------------------------------------------------------------------------------
In Percent                          2003    2004    2005    2003    2004    2005
--------------------------------------------------------------------------------
Discount rate                       7.00    6.50    6.00    7.00    6.50    6.00
Rate of salary increase             4.00    4.00    4.00     --      --      --
Expected return on plan assets      9.50    8.75    8.75     --      --      --


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

The expected return on plan assets represents the long-term rate of return that we assume will be earned over the life of the pension assets, considering the distribution of those assets among investment categories and the related historical rates of return.

The assumed healthcare cost trend rates as of the end of the last two years were as follows:

                                         Medical and Life Insurance Benefits
--------------------------------------------------------------------------------
In Percent                                       2004           2005
--------------------------------------------------------------------------------
Healthcare cost trend rates:
   Present rate before age 65                    8.88           8.32
   Present rate age 65 and after                10.38           9.57


We project healthcare cost trend rates to decline gradually to 5.5% by 2010 and to remain level after that. Assumed healthcare cost trend rates have a significant effect on the amounts reported for postretirement medical plans. A one percentage point increase/decrease in assumed healthcare cost trend rates would have increased/decreased the accumulated postretirement benefit obligation as of April 30, 2005 by $7 and the aggregate service and interest costs for 2005 by $1.


12. BUSINESS SEGMENT INFORMATION

We do business in two operating segments - Beverages and Consumer Durables. Our Beverages segment produces, imports, and markets beverage alcohol products. Our Consumer Durables segment manufactures and sells china, crystal, ceramic and crystal collectibles, silver, luggage, and leather accessories. Segment accounting policies are the same as the policies described in Note 1. We have no intersegment revenues.

The following tables reconcile segment operating results and asset information to consolidated amounts.

                                   2003              2004              2005
--------------------------------------------------------------------------------
Net sales:
   Beverages                     $1,795            $1,992            $2,195
   Consumer Durables                581               585               534
                                 -----------------------------------------------
   Consolidated net sales        $2,376            $2,577            $2,729
                                 ===============================================

Segment profit (loss):
   Beverages                     $  342            $  383            $  446
   Consumer Durables                 30                17               (28)
Amounts not allocated to segments:
   Gain on sale of investment
    in affiliate                     --                --                72
   Interest expense, net             (5)              (19)              (14)
                                 -----------------------------------------------
   Consolidated income
    before income taxes          $  367            $  381            $  476
                                 ===============================================

Depreciation and amortization:
   Beverages                     $   38            $   40            $   42
   Consumer Durables                 17                16                16
                                 -----------------------------------------------
   Consolidated depreciation
    and amortization             $   55            $   56            $   58
                                 ===============================================

Goodwill:
   Beverages                     $  181            $  185            $  189
   Consumer Durables                130               130                93
                                 -----------------------------------------------
   Consolidated goodwill         $  311            $  315            $  282
                                 ===============================================

Total assets:
   Beverages                     $1,809            $1,924            $2,249
   Consumer Durables                455               452               375
                                 -----------------------------------------------
   Consolidated total assets     $2,264            $2,376            $2,624
                                 ===============================================

Our investments in affiliates are included in the Beverages segment's assets. Long-lived assets located outside the United States are not significant.

                                   2003              2004              2005
--------------------------------------------------------------------------------

Additions to long-lived assets:
   Beverages                       $ 96              $ 42               $48
   Consumer Durables                 32                21                 7
                                 -----------------------------------------------
                                   $128              $ 63               $55
                                 ===============================================

The following table presents net sales by product category:

                                   2003              2004              2005
--------------------------------------------------------------------------------
Net sales:
   Spirits                       $1,400            $1,639            $1,824
   Wines                            395               353               371
   Tabletop and Gift                554               557               502
   Luggage                           27                28                32
                                 -----------------------------------------------
                                 $2,376            $2,577            $2,729
                                 ===============================================

The following table presents geographic information about net sales:

                                   2003              2004              2005
--------------------------------------------------------------------------------
Net sales:
   United States                 $1,824            $1,823            $1,822
   Other countries                  552               754               907
                                 -----------------------------------------------
                                 $2,376            $2,577            $2,729
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

A law firm has sued Brown-Forman and many other manufacturers and marketers of spirits, wines, and beer in a series of nine very similar class action lawsuits seeking damages and injunctive relief from alleged marketing of beverage alcohol to underage consumers. The suits allege that the defendants engage in deceptive and negligent marketing practices targeting underage consumers. They seek to recover on behalf of parents those funds that their children spent on the illegal purchase of alcohol as well as disgorgement of all profits from the alleged illegal sales. Brown-Forman is vigorously defending these cases, four of which are pending on motions to dismiss. It is not possible at this time to predict the outcome of these claims but an unfavorable result in these or similar class action lawsuits could have a material adverse impact on our business.

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

15. STOCK OPTIONS

Under our 2004 Omnibus Compensation Plan ("the Plan"), we can grant stock options and other stock-based incentive awards for a total of 5,946,000 shares of common stock to eligible employees until July 22, 2014. As of April 30, 2005, awards for 5,282,000 shares remain available for issuance under the Plan. Shares delivered to employees are limited by the Plan to shares that we purchase for this purpose. No new shares may be issued.

We grant stock options at an exercise price of not less than the fair value of the underlying stock on the grant date. Except for the stock options granted at an exercise price of $50 per share (discussed below), stock options granted under the Plan become exercisable after three years from the first day of the fiscal year of grant and expire seven years after that date. The grant-date fair values of these options granted during 2003, 2004, and 2005 were $7.77, $9.29, and $10.78 per option, respectively. Fair values were estimated using the Black-Scholes pricing model with the following assumptions:

                                      2003      2004      2005
--------------------------------------------------------------
Risk-free interest rate               3.9%      3.6%      4.0%
Expected volatility                  24.1%     24.6%     24.0%
Expected dividend yield               2.0%      1.9%      1.9%
Expected life (years)                   6         6         6

We have also granted 1,060,000 stock options with an exercise price of $50 per share that become exercisable on May 1, 2006, and expire on September 1, 2007. The fair value of these options was $2.89 per option, using the Black-Scholes pricing model and assuming a risk-free interest rate of 6.0%, expected volatility of 18.0%, an expected dividend yield of 2.2%, and an expected life of eight years.

We also grant restricted shares of common stock under the Plan. As of April 30, 2005, there are approximately 36,000 restricted shares outstanding, with a remaining restriction period of six years.

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment," which requires companies to expense the fair value of stock options and other forms of stock-based compensation. We adopted SFAS 123(R) during the fourth quarter of fiscal 2005 by retroactively adjusting our financial statements for all periods since fiscal 1997, when we first began granting stock options. The adoption of SFAS 123(R) increased (decreased) deferred tax assets, additional paid-in capital, and retained earnings as of April 30, 2003 by $9, $23, and ($14), respectively. It also reduced previously reported net income for both 2003 and 2004 by $4, and reduced basic and diluted earnings per share for both 2003 and 2004 by $0.03.

The accompanying statements of income reflect compensation expense related to stock-based incentive awards on a pre-tax basis of $6 in 2003 and 2004 and $7 in 2005, partially offset by deferred income tax benefits of $2 in 2003 and 2004 and $3 in 2005.

A summary of option activity under the Plan as of April 30, 2005, and changes during the year then ended is presented below. All options are for an equivalent number of shares of Class B common stock.


                                                     Weighted            Weighted
                                     Shares       Average Exercise   Average Remaining      Aggregate
                                 (in thousands)   Price Per Option   Contractual Term    Intrinsic Value
--------------------------------------------------------------------------------------------------------
Outstanding at May 1, 2004           4,851            $35.67
Granted                                635             46.58
Exercised                             (322)            27.67
Forfeited or expired                   (17)            41.73
                                ------------------------------------------------------------------------
Outstanding at April 30, 2005        5,147            $37.50               5.4                 $93
                                ------------------------------------------------------------------------
Exercisable at April 30, 2005        2,056            $29.44               4.5                 $54
                                ------------------------------------------------------------------------

The total intrinsic value of options exercised during 2003, 2004, and 2005 was $3, $8, and $7, respectively.

As of April 30, 2005, there was $11 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of
2.6 years.

16. RESTRUCTURING COSTS

During 2002, we accrued $17 of costs related to our decision to close three manufacturing plants in the Consumer Durables segment. The $17 included $9 of severance costs for 600 terminated employees, $5 of other estimated cash expenditures, and $3 of losses on impaired machinery and equipment. We closed one plant during fiscal 2002 and the other two during fiscal 2003. We have replaced the output of these plants by shifting a portion of production to two of our other facilities and by outsourcing the remainder. During 2004, we accrued an additional $2 for anticipated losses on the sale of buildings and equipment. We have charged $18 of costs against the accrual through April 30, 2005, including $9 of severance costs, $5 of other cash expenditures, and $4 of losses on impaired machinery and equipment, leaving a remaining accrual balance of $1 as of April 30, 2005.

17. SALE OF INVESTMENT IN AFFILIATE

During 2005, we sold our equity stake in Glenmorangie plc for proceeds of $93 (net of disposal costs), resulting in a pre-tax gain of $72. Under pre-existing contracts, Brown-Forman continues to have distribution and marketing rights for Glenmorangie brands in the U.S. and other select markets and marketing and representation rights for the brands in several European markets.

                             REPORTS OF MANAGEMENT

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS
Our management is responsible for the preparation, presentation, and integrity of the financial information presented in this Annual Report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), including amounts based on management's best estimates and judgments. In management's opinion, the consolidated financial statements fairly present the Company's financial position, results of operations, and cash flows.

The Audit Committee of the Board of Directors, which is composed of independent directors, meets regularly with the independent registered public accounting firm, PricewaterhouseCoopers LLP (PwC), the internal auditors, and representatives of management to review accounting, internal control structure, and financial reporting matters. The internal auditors and PwC have full and free access to the Audit Committee. As set forth in our Code of Conduct and Compliance Guidelines, we are firmly committed to adhering to the highest standards of moral and ethical behaviors in all of our business activities.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Under our supervision, and with the participation of management, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework and criteria in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of April 30, 2005. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of April 30, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, which also audited the Company's consolidated financial statements in their report that appears on page 55.




/s/ Owsley Brown II
Owsley Brown II
Chairman of the Board
 and Chief Executive Officer



/s/ Phoebe A. Wood
Phoebe A. Wood
Executive Vice President
 and Chief Financial Officer

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF BROWN-FORMAN CORPORATION:

We have completed an integrated audit of Brown-Forman Corporation's 2005 consolidated financial statements and of its internal control over financial reporting as of April 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

CONSOLIDATED FINANCIAL STATEMENTS: In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and of stockholders' equity present fairly, in all material respects, the financial position of Brown-Forman Corporation and its subsidiaries (the "Company") at April 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 15 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation as of February 1, 2005.

INTERNAL CONTROL OVER FINANCIAL REPORTING: Also, in our opinion, management's assessment, included in Management's Report on Internal Control over Financial Reporting appearing on page 54, that the Company maintained effective internal control over financial reporting as of April 30, 2005, based on criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2005, based on criteria established in "Internal Control - Integrated Framework" issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.




/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky
June 22, 2005

               IMPORTANT INFORMATION ON FORWARD-LOOKING STATEMENTS

This annual report contains statements, estimates, and projections that constitute "forward looking statements" as defined under U.S. federal securities laws. Generally, the words "expect," "believe," "intend," "estimate," "will," "anticipate," "project," and similar expressions identify a forward-looking statement, which speaks only as of the date the statement is made. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

We believe that the expectations and assumptions with respect to our forward-looking statements are reasonable. But by their nature, forward-looking statements involve known and unknown risks, uncertainties and other factors that in some cases are out of our control. These factors could cause our actual results to differ materially from Brown-Forman's historical experience or our present expectations or projections. Here is a non-exclusive list of such risks and uncertainties:

 - changes in general economic conditions, particularly in the United
   States where we earn the majority of our profits;
 - a strengthening U.S. dollar against foreign currencies, especially the British Pound;
 - reduced bar, restaurant, hotel and travel business in the wake of terrorist attacks, such as occurred on 9/11;
 - attempts to limit alcohol sales and marketing through either regulation or litigation, including developments in the class action lawsuits filed against other beverage alcohol producers and us, alleging that our advertising causes illegal alcohol consumption by those under the legal drinking age;
 - a dramatic change in consumer preferences, social trends or cultural trends that results in the reduced consumption of our premium spirits brands;
 - tax increases, whether at the federal or state level;
 - increases in the price of grain and grapes;
 - continued depressed retail prices and margins in our wine business because of our excess wine inventories, existing grape contract obligations, and a world-wide oversupply of grapes; and
 - the effects on our Consumer Durables business of the general economy, department store business, response rates in our direct marketing business, and profitability of mall outlet operations.

                                                                     Exhibit 21

                         SUBSIDIARIES OF THE REGISTRANT

                                          Percentage           State or
                                          of Voting          Jurisdiction
Name                                   Securities Owned    of Incorporation
----                                   ----------------    ----------------
AMG Trading, L.L.C.                           100%           Delaware
Brown-Forman Beverages Australia Pty. Ltd.    100%           Australia
Brown-Forman Beverages North Asia, L.L.C.     100%           Delaware
B-F Korea, L.L.C.                             100%           Delaware
Brown-Forman Beverages Poland                 100%           Poland
Brown-Forman Beverages UK, Ltd.               100%           United Kingdom
Brown-Forman Relocation Corp.                 100%           Kentucky
Brown-Forman Thailand, L.L.C.                 100%           Delaware
Canadian Mist Distillers, Limited             100%           Ontario, Canada
Early Times Distillers Company                100%           Delaware
Fetzer Vineyards                              100%           California
Fratelli Bolla International Wines, Inc.      100%           Kentucky
Hartmann Incorporated                         100%           Delaware
Heddon's Gate Investments, L.L.C.             100%           Delaware
Jack Daniel's Properties, Inc.                100%           Delaware
Lenox, Incorporated                           100%           New Jersey
Mt. Eagle Corporation                         100%           Delaware
Sonoma-Cutrer Vineyards, Inc.                 100%           California
Southern Comfort Properties, Inc.             100%           California
Washington Investments, L.L.C.                100%           Kentucky
Woodford Reserve Stables, L.L.C.              100%           Kentucky
Longnorth Limited                             100% (1) (3)   Ireland
Clintock Limited                              100% (1) (4)   Ireland
Brooks & Bentley Limited                      100% (2)       United Kingdom
DID, Incorporated                             100% (2)       Delaware
Voldgade Investment Holdings A/S              100% (3)       Denmark
Pitts Bay Trading Limited                      75% (4)       Bermuda
BFC Tequila Limited                            67% (4)       Ireland
Drake Investments, Inc.                       100% (5)       Delaware
Jack Daniel Distillery,
   Lem Motlow, Prop., Inc.                    100% (5)       Tennessee
Brown-Forman Korea Ltd.                       100% (6)       Korea
Fratelli Bolla, S.p.A.                        100% (7)       Italy
Brown-Forman Worldwide (Shanghai) Co., Ltd.   100% (8)       China
Alkometa s.r.o.                               100% (9)       Czech Republic
Finlandia Polska                              100% (9)       Poland
Brown-Forman Beverages Worldwide,
   Comercio de Bebidas Ltda.                  100% (10)      Brazil
Brown-Forman Worldwide, L.L.C.                100% (10)      Delaware
JDPI Investments, L.L.C.                      100% (11)      Delaware
Amercain Investments C.V.                     100% (12)      Netherlands
Brown-Forman Beverages Africa, Ltd.           100% (13)      Bermuda
Finlandia Vodka Worldwide Ltd.                100% (14)      Finland
Distillerie Tuoni e Canepa Srl                100% (15)      Italy


The companies listed above constitute all active subsidiaries in which Brown-Forman Corporation owns, either directly or indirectly, the majority of the voting securities. No other active affiliated companies are controlled by Brown-Forman Corporation.

 (1)  Includes qualifying shares assigned to Brown-Forman Corporation.
 (2)  Owned by Lenox, Incorporated.
 (3)  Owned by Amercain Investments C.V.
 (4)  Owned by Longnorth Limited.
 (5)  Owned by Jack Daniel's Properties, Inc.
 (6)  Owned by B-F Korea, L.L.C.
 (7)  Owned by Fratelli Bolla International Wines, Inc.
 (8)  Owned by Brown-Forman Beverages North Asia, L.L.C.
 (9)  Owned by Finlandia Vodka Worldwide Ltd.
(10) Owned 99% by Brown-Forman Corporation and 1% by Early Times Distillers Company.
(11)  Owned 99% by Jack Daniel's Properties, Inc. and 1% by Fetzer Vineyards.
(12) Owned 95% by Brown-Forman Corporation and 5% by Heddon's Gate Investments, L.L.C.
(13)  Owned 99% by Clintock Limited and 1% by Longnorth Limited.
(14) Owned 80% by Voldgade Investment Holdings A/S and 20% by Brown-Forman Beverages UK, Ltd.
(15) Owned 55% by Fratelli Bolla International Wines, Inc. and 45% by Voldgade Investment Holdings A/S.

                                                                    Exhibit 23

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 33-12413 and 33-52551) and Form S-8 (No. 333-08311,
333-38649,  333-74567,  333-77903,  333-88925  and  333-89294)  of  Brown-Forman
Corporation and Subsidiaries of our report dated June 22, 2005 relating to the financial statements, management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in the Annual Report to Stockholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated June 22, 2005 relating to the financial statement schedule, which appears in this Form 10-K.



/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Louisville, Kentucky
June 28, 2005

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


Date:   June 28, 2005                           By: /s/ Owsley Brown II
                                                Owsley Brown II
                                                Chief Executive Officer

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


Date:   June 28, 2005                           By: /s/ Phoebe A. Wood
                                                Phoebe A. Wood
                                                Chief Financial Officer

                                                                    Exhibit 32

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Brown-Forman Corporation ("the Company") on Form 10-K for the period ended April 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in the capacity as an officer of the Company, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated: June 28, 2005

                                           /s/ Owsley Brown II
                                           Owsley Brown II
                                           Chief Executive Officer and Chairman




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