Form 10-Q
period 2005-07-31
BROWN FORMAN CORP
filed 2005-09-02
CIK 14693

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

  |X|      QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended JULY 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 31, 2005

      Class A Common Stock ($.15 par value, voting)             56,782,037
      Class B Common Stock ($.15 par value, nonvoting)          65,239,862

                            BROWN-FORMAN CORPORATION
                       Index to Quarterly Report Form 10-Q


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                Page

          Condensed Consolidated Statement of Operations
             Three months ended July 31, 2004 and 2005                   3

          Condensed Consolidated Balance Sheet
             April 30, 2005 and July 31, 2005                            4

          Condensed Consolidated Statement of Cash Flows
             Three months ended July 31, 2004 and 2005                   5

          Notes to the Condensed Consolidated Financial Statements       6 - 11


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 12 - 15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk     16

Item 4.  Controls and Procedures                                        16


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                              16 - 17

Item 4.  Submission of Matters to a Vote of Security Holders            18

Item 6.  Exhibits                                                       18

Signatures                                                              19

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                            BROWN-FORMAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

                                                        Three Months Ended
                                                             July 31,
                                                     2004                 2005
                                                   -------              -------

Net sales                                          $ 481.3              $ 547.5
Excise taxes                                          82.0                 97.7
Cost of sales                                        145.9                146.8
                                                   -------              -------
      Gross profit                                   253.4                303.0

Advertising expenses                                  61.6                 72.3
Selling, general, and administrative expenses         96.3                110.3
Other expense (income), net                           (0.4)               (13.7)
                                                   -------              -------
   Operating income                                   95.9                134.1

Interest income                                        0.3                  1.9
Interest expense                                       5.2                  4.5
                                                   -------              -------
   Income from continuing operations
    before income taxes                               91.0                131.5

Income taxes                                          31.2                 43.6
                                                   -------              -------
   Income from continuing operations                  59.8                 87.9

Loss from discontinued operations,
 net of income taxes                                  (8.6)               (75.1)
                                                   -------              -------
   Net income                                      $  51.2              $  12.8
                                                   =======              =======

Basic earnings (loss) per share:
   Continuing operations                           $  0.49              $  0.72
   Discontinued operations                           (0.07)               (0.62)
                                                   -------              -------
      Total                                        $  0.42              $ (0.10)
                                                   =======              =======

Diluted earnings (loss) per share:
   Continuing operations                           $  0.49              $  0.71
   Discontinued operations                           (0.07)               (0.61)
                                                   -------              -------
      Total                                        $  0.42              $  0.10
                                                   =======              =======

Shares (in thousands) used in the
calculation of earnings (loss) per share:
   Basic                                           121,693              121,945
   Diluted                                         122,414              123,161

Cash dividends per common share:
   Declared                                        $0.425               $0.490
   Paid                                            $0.213               $0.245


See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                                  April 30,           July 31,
                                                    2005                2005
                                                                     (Unaudited)
                                                  --------             --------
Assets
------
Cash and cash equivalents                         $  294.9             $  265.3
Accounts receivable, net                             295.9                321.0
Inventories:
   Barreled whiskey                                  248.7                257.5
   Finished goods                                    102.3                110.3
   Work in process                                    80.5                 70.0
   Raw materials and supplies                         38.4                 50.2
                                                  --------             --------
      Total inventories                              469.9                488.0

Current portion of deferred income taxes              69.9                 69.9
Current assets held for sale                         157.6                176.6
Other current assets                                  27.0                 19.5
                                                  --------             --------
   Total current assets                            1,315.2              1,340.3

Property, plant and equipment, net                   417.9                414.2
Prepaid pension cost                                 130.2                128.5
Trademarks and brand names                           334.2                331.5
Goodwill                                             192.7                188.5
Noncurrent assets held for sale                      217.9                154.9
Other assets                                          41.0                 38.8
                                                  --------             --------
   Total assets                                   $2,649.1             $2,596.7
                                                  ========             ========
Liabilities
-----------
Accounts payable and accrued expenses             $  264.2             $  227.1
Acrued income taxes                                   41.9                 75.1
Dividends payable                                      --                  29.9
Current portion of long-term debt                    279.3                249.3
Current liabilities held for sale                     52.7                 63.8
                                                  --------             --------
   Total current liabilities                         638.1                645.2

Long-term debt                                       351.5                351.6
Deferred income taxes                                157.8                155.2
Accrued pension and other postretirement benefits     77.6                 79.4
Noncurrent liabilities held for sale                  82.9                 84.7
Other liabilities                                     31.2                 18.4
                                                  --------             --------
   Total liabilities                               1,339.1              1,334.5

Stockholders' Equity
--------------------
Common stock:
 Class A, voting
 (57,000,000 shares authorized;
  56,841,000 shares issued)                            8.5                  8.5
 Class B, nonvoting
 (100,000,000 shares authorized;
  69,188,000 shares issued)                           10.4                 10.4
Additional paid-in capital                            33.9                 36.1
Retained earnings                                  1,415.5              1,369.1
Accumulated other comprehensive income (loss)        (11.4)               (20.7)
Treasury stock
 (4,141,000 and 3,993,000 shares
  at April 30 and July 31, respectively)            (146.9)              (141.2)
                                                  --------             --------
   Total stockholders' equity                      1,310.0              1,262.2
                                                  --------             --------
   Total liabilities and stockholders' equity     $2,649.1             $2,596.7
                                                  ========             ========

See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
          (In millions; amounts in parentheses are reductions of cash)

                                                         Three Months Ended
                                                             July 31,
                                                     2004                 2005
                                                   -------              -------
Cash flows from operating activities:
   Net income                                      $  51.2              $  12.8
   Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Impairment charge                                --                  59.5
      Depreciation                                    14.1                 14.0
      Deferred income taxes                          (12.1)                (2.5)
   Changes in assets and liabilities:
      Accounts receivable                             24.3                (20.9)
      Inventories                                    (21.1)               (38.7)
      Other current assets                            10.6                  8.2
      Accounts payable and accrued expenses          (13.8)               (20.4)
      Accrued income taxes                            20.1                 25.1
      Noncurrent assets and liabilities                5.9                 (3.4)
                                                   -------              -------
         Cash provided by operating activities        79.2                 33.7

Cash flows from investing activities:
   Additions to property, plant, and equipment        (9.3)                (8.6)
   Computer software expenditures                     (0.4)                (0.5)
                                                   -------              -------
         Cash used for investing activities           (9.7)                (9.1)

Cash flows from financing activities:
   Net change in commercial paper                    (33.0)                 --
   Reduction of long-term debt                         --                 (30.0)
   Proceeds from exercise of stock options             4.8                  4.6
   Excess tax benefits from stock options              0.9                  1.1
   Dividends paid                                    (25.9)               (29.9)
                                                   -------              -------
         Cash used for financing activities          (53.2)               (54.2)
                                                   -------              -------
Net increase (decrease) in
 cash and cash equivalents                            16.3                (29.6)

Cash and cash equivalents, beginning of period        67.7                294.9
                                                   -------              -------
Cash and cash equivalents, end of period           $  84.0              $ 265.3
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

                            BROWN-FORMAN CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

In these notes, "we," "us," and "our" refer to Brown-Forman Corporation.

1.   Condensed Consolidated Financial Statements

We prepared these unaudited condensed consolidated statements using our customary accounting practices as set out in our 2005 annual report on Form 10-K (the "2005 Annual Report"). We made all of the adjustments (which include only normal, recurring adjustments) needed for a fair statement of this data.

We condensed or omitted some of the information found in financial statements prepared according to generally accepted accounting principles ("GAAP"). You should read these financial statements together with the 2005 Annual Report, which does conform to GAAP.

2.   Inventories

We use the last-in, first-out ("LIFO") method to determine the cost of most of our inventories. If the LIFO method had not been used, inventories at current cost would have been $137.4 million higher than reported as of April 30, 2005, and $136.3 million higher than reported as of July 31, 2005. Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

3.   Income Taxes

Our consolidated effective tax rate may differ from current statutory rates due to the recognition of amounts for events or transactions that do not have tax consequences. We use the estimated annual effective tax rate in determining our interim results.

4.   Discontinued Operations

During July 2005, we entered into a definitive agreement to sell our wholly-owned subsidiary Lenox, Incorporated ("Lenox") for $190 million in cash (subject to a post-closing working capital adjustment). The agreement followed the February 2005 announcement that we were exploring strategic alternatives for Lenox, including a possible sale. As discussed in Note 13, on September 1, 2005, we consummated the sale of substantially all of Lenox to Department 56, Inc. ("Department 56") for $196 million. This total is $6 million higher than previously announced due to a working capital adjustment provision included in the sale agreement.

After consummation of the sale to Department 56, we retained ownership of the Lenox headquarters building and property in Lawrenceville, New Jersey and Lenox's Brooks & Bentley subsidiary in the United Kingdom. We are actively exploring other alternatives for these assets, which are classified as held for sale in the accompanying consolidated balance sheet.

In connection with the agreement, we recognized a non-cash impairment charge of $59.5 million during the quarter ended July 31, 2005. The impairment charge represents the excess of the carrying value of the net assets being sold over the expected sales proceeds. During the quarter, we also recorded transaction costs of $7.5 million, including legal, tax and actuarial expenses, transaction success payments, and investment banking fees. The impairment charge and fees increase the diluted loss from discontinued operations for the quarter to $0.61 per diluted share.

As a result of our decision to sell Lenox, its results of operations and the impairment charge and other transaction costs have been classified as discontinued operations, net of income taxes, in the accompanying consolidated statement of operations, and its assets and liabilities have been classified as held for sale in the accompanying consolidated balance sheet. In previously-released reports, Lenox's operating results and assets were presented in the Consumer Durables segment, of which it comprised the major part. The Consumer Durables segment no longer constitutes a separate reportable segment.

A summary of discontinued operations follows:

(Dollars in millions)                             Three Months Ended
                                                       July 31,
                                                 2004            2005
                                                ------          ------
Net sales                                       $ 96.7          $ 79.4
Operating expenses                              (110.9)          (92.7)
Impairment charge                                  --            (59.5)
Transaction costs                                  --             (7.5)
                                                ------          ------
   Loss before income taxes                      (14.2)          (80.3)

Income tax benefit                                 5.6             5.2
                                                ------          ------
   Net loss from discontinued operations        $ (8.6)         $(75.1)
                                                ======          ======

The net assets held for sale consist of the following:

(Dollars in millions)                          April 30,       July 31,
                                                 2005            2005
                                                ------          ------
Current assets:
   Accounts receivable, net                     $ 48.4          $ 45.0
   Inventories                                   103.6           124.2
   Other                                           5.6             7.4
                                                ------          ------
                                                 157.6           176.6
                                                ------          ------
Noncurrent assets:
   Property, plant and equipment, net             82.8            81.0
   Goodwill                                       89.7            30.2
   Other                                          45.4            43.7
                                                ------          ------
                                                 217.9           154.9
                                                ------          ------
Current liabilities:
   Accounts payable and accrued expenses          47.2            63.8
   Accrued income taxes                            5.5             --
                                                ------          ------
                                                  52.7            63.8
                                                ------          ------
Noncurrent liabilities:
   Accrued postretirement benefits                78.3            80.1
   Other                                           4.6             4.6
                                                ------          ------
                                                  82.9            84.7
                                                ------          ------
Net assets held for sale                        $239.9          $183.0
                                                ======          ======

5.   Earnings Per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock options and non-vested restricted stock. The following table presents information concerning basic and diluted earnings per share:

                                                  Three Months Ended
                                                        July 31,
                                                 2004            2005
                                                ------          ------
(Dollars in millions, except per share amounts)

Basic and diluted net income (loss):
   Continuing operations                         $59.8           $87.9
   Discontinued operations                        (8.6)          (75.1)
                                                 -----           -----
      Total                                      $51.2           $12.8
                                                 =====           =====

Share data (in thousands):
   Basic average common shares outstanding     121,693         121,945
   Dilutive effect of non-vested
    restricted stock                                 5              23
   Dilutive effect of stock options                716           1,193
                                               -------         -------
      Diluted average common shares
       outstanding                             122,414         123,161
                                               =======         =======

Basic earnings (loss) per share:
   Continuing operations                         $0.49           $0.72
   Discontinued operations                       (0.07)          (0.62)
                                                 -----           -----
      Total                                      $0.42           $0.10
                                                 =====           =====

Diluted earnings (loss) per share:
   Continuing operations                         $0.49           $0.71
   Discontinued operations                       (0.07)          (0.61)
                                                 -----           -----
      Total                                      $0.42           $0.10
                                                 =====           =====

6.   Goodwill and Other Intangible Assets

The following table shows the changes in the amounts recorded as goodwill during the three months ended July 31, 2005:

(Dollars in millions)

Balance as of April 30, 2005                    $192.7
Foreign currency translation adjustment           (4.2)
                                                ------
Balance as of July 31, 2005                     $188.5
                                                ======

Our other intangible assets consist of trademarks and brand names. As of July 31, 2005, we consider all of our trademarks and brand names to have indefinite useful lives.


7.   Environmental Matters

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

8.   Contingencies

We operate in a litigious environment, and we get sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and a reasonable estimate of the loss can be made, and adjust the accrual as appropriate to reflect changes in facts and circumstances.

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

9.   Pension and Other Postretirement Benefits

The following table shows the components of the pension and other postretirement benefit expense recognized during the three months ended July 31:

                                        Pension Benefits        Other Benefits
(Dollars in millions)                    2004      2005          2004     2005
                                         ----      ----          ----     ----
Service cost                            $ 4.2      $4.5          $0.4     $0.5
Interest cost                             7.5       7.9           1.0      1.1
Expected return on plan assets          (10.8)    (10.5)          --       --
Amortization of:
   Unrecognized prior service cost        0.2       0.2           0.1      0.1
   Unrecognized net loss                  1.1       2.9           --       0.1
                                        -----      ----          ----     ----
Net expense                             $ 2.2      $5.0          $1.5     $1.8
                                        =====      ====          ====     ====


10.   Comprehensive Income

Comprehensive income is a broad measure of the effects of all transactions and events (other than investments by or distributions to shareholders) that are recognized in stockholders' equity, regardless of whether those transactions and events are included in net income. The following table adjusts the Company's net income for the other items included in comprehensive income:

(Dollars in millions)                              Three Months Ended
                                                        July 31,
                                                  2004            2005
                                                 ------          ------
Net income                                        $51.2           $12.8
Other comprehensive income (loss):
   Net gain (loss) on cash flow hedges             (1.1)            3.6
   Net gain on securities                           0.1             0.1
   Foreign currency translation adjustment          2.9           (13.0)
                                                 ------          ------
Other comprehensive income (loss)                   1.9            (9.3)
                                                 ------          ------
   Comprehensive income                           $53.1           $ 3.5
                                                 ======          ======

Accumulated other comprehensive loss (income) consisted of the following:

(Dollars in millions)                           April 30,       July 31,
                                                  2005            2005
                                                 ------          ------
Pension liability adjustment                      $38.1           $38.1
Cumulative translation adjustment                 (27.2)          (14.2)
Unrealized gain on cash flow hedge contracts        0.7            (2.9)
Unrealized gain on securities                      (0.2)           (0.3)
                                                 ------          ------
                                                  $11.4           $20.7
                                                 ======          ======

11.   Termination of Glenmorangie Distribution Agreement

During July 2005, we entered into an agreement with LVMH Moet Hennessey Louis Vuitton for the early termination of our long-term importing and marketing agreements for Glenmorangie products in the United States, Canada, and certain countries in Europe and Asia, effective July 29, 2005. We received approximately $13.5 million for the early termination, which is included in "other income" for the three months ended July 31, 2005, in the accompanying consolidated statement of operations.

12.   Stock Options

Prior year amounts have been restated to reflect the retroactive adoption of FASB Statement No. 123(R), Share-Based Payment, during the fourth quarter of fiscal 2005.

13.   Subsequent Event

On September 1, 2005, we consummated our previously announced disposition of substantially all of Lenox to Department 56 for $196 million in cash (subject to a final working capital adjustment.) Unless otherwise indicated, the disclosures in this Quarterly Report on Form 10-Q do not reflect the consummation of the Lenox transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


You should read the following discussion and analysis along with our 2005 Annual Report. Note that the results of operations for the three months ended July 31, 2005, do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, "we," "us," and "our" refer to Brown-Forman Corporation.

Important Note on Forward-Looking Statements:
This report contains statements, estimates, or projections that constitute "forward-looking statements" as defined under U.S. federal securities laws. Generally, the words "expect," "believe," "intend," "estimate," "will," "anticipate," and "project," and similar expressions identify a forward-looking statement, which speaks only as of the date the statement is made. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. We believe that the expectations and assumptions with respect to our forward-looking statements are reasonable. But by their nature, forward-looking statements involve known and unknown risks, uncertainties and other factors that in some cases are out of our control. These factors could cause our actual results to differ materially from Brown-Forman's historical experience or our present expectations or projections. Here is a non-exclusive list of such risks and uncertainties:

 - changes in general economic conditions, particularly in the United States where we earn the majority of our profits;
 - lower consumer confidence or purchasing associated with the aftermath of hurricane Katrina which occurred in August 2005;
 - a strengthening U.S. dollar against foreign currencies, especially the British Pound;
 - reduced bar, restaurant, hotel and travel business in wake of other terrorist attacks or threats, such as occurred in September, 2001 in the U.S. and in July, 2005 in London;
 - lower consumer confidence or purchasing associated with rising oil prices;
 - effects from recent published trends suggesting a slight reduction in the growth rate of distilled spirits in the U.S. market;
 - developments in the class action lawsuits filed against Brown-Forman and other spirits, beer and wine manufacturers alleging that our advertising causes illegal consumption of alcohol by those under the legal drinking age, or other attempts to limit alcohol marketing, through either litigation or regulation;
 - a dramatic change in consumer preferences, social trends or cultural trends that results in the reduced consumption of our premium spirits brands;
 - tax increases, whether at the federal or state level;
 - changes in distribution arrangements in major markets;
 - increases in the price of raw materials, including grapes, grain, wood, and plastic;
 - continued depressed retail prices and margins in our wine business because of our excess wine inventories, existing grape contract obligations, and a world-wide oversupply of grapes.

Results of Operations:
First Quarter Fiscal 2006 Compared to First Quarter Fiscal 2005

A summary of our operating performance (expressed in millions, except percentage and per share amounts) is presented below. Continuing Operations consist of our beverage business and Hartmann luggage business. Discontinued Operations consist of Lenox and Brooks & Bentley.

                                             Three Months Ended
                                                   July 31,
CONTINUING OPERATIONS                       2004             2005         Change
                                           ------           ------        ------
Net sales                                  $481.3           $547.5          14%
Gross profit                                253.4            303.0          20%
Advertising expenses                         61.6             72.3          17%
Selling, general, and
 administrative expenses                     96.3            110.3          14%
Other expense (income), net                  (0.4)           (13.7)
   Operating income                          95.9            134.1          40%
Interest expense, net                         4.9              2.6
   Income before income taxes                91.0            131.5          44%
Income taxes                                 31.2             43.6
   Net income                                59.8             87.9          47%

Gross margin                                 52.6%            55.3%

Effective tax rate                           34.3%            33.2%

Earnings per share:
   Basic                                      0.49             0.72         47%
   Diluted                                    0.49             0.71         46%


Following strong top-line growth in fiscal 2005, sales accelerated in the first quarter of fiscal 2006, growing 14% over the same period last year. An increase in global trade inventories contributed approximately 5 percentage points of this growth while the absence of revenues from the introduction of new wine brands last year reduced this growth by 3 percentage points. Revenue growth was strong across most of the portfolio, with net sales from our mid-priced brands growing 7%, premium global brands expanding 22%, and our super-premium developing brand portfolio increasing 24% over the same prior year period.

Gross profit from continuing operations grew 20% for the quarter, driven largely by organic volume growth and margin enhancement from our premium global brands. The same factors that boosted revenues also positively affected our gross profit performance. Gross margin improved from 52.6% to 55.3% reflecting price increases on selected brands, favorable brand mix shift, and the continuing benefits we are realizing from our important focus on allocating resources to the most profitable brands, markets, and sizes. In addition, the absence of the new wine brands introduced last year, at a relatively lower gross profit margin, also contributed to this year over year improvement.

Advertising expenses were up about 17% for the quarter. We made significant incremental investments behind our key premium global brands -- Jack Daniel's, Finlandia, and Southern Comfort. We continue to see a number of good investment opportunities for our brands, opportunities that we think will help us take advantage of the continued robust market for premium spirits.

SG&A expenses from continuing operations were up $14 million, or 14%, compared to the prior year period. Banking, legal and consulting fees related to our consideration of tendering a bid for Allied Domecq, higher pension costs, and expenses associated with new distribution agreements globally all contributed to the year over year increase.

Operating income grew $38 million, or about 40% for the first quarter. Adjusting for approximately $19 million associated with increased trade inventory levels, $13 million for the termination of marketing and distribution rights for the Glenmorangie family of brands, and $7 million for the absence of prior year profits from new wine brands, operating income grew $13 million, or 14%.

Diluted earnings from continuing operations of $0.71 per share for the first quarter ended July 31, 2005, increased 46% over the $0.49 per share for the same period last year. Adjusting the quarterly results for the increase in global trade inventories, the termination of the Glenmorangie marketing and distribution rights, and the absence of prior year profits from new products, earnings per share from continuing operations increased approximately 19% over the prior year period.

Diluted EPS Growth from Continuing Operations                          46%
   Net increase in global trade inventories                           (21%)
   Consideration from sale of Glenmorangie distribution rights        (14%)
   Absence of profits from new product introduction in prior year       8%
                                                                      -----
Adjusted EPS growth from Continuing Operations                         19%
                                                                      =====

We believe that disclosing this measure of earnings per share is important because it more accurately reflects the underlying operations of the Company.

DISCONTINUED OPERATIONS

As announced on July 21, 2005, we agreed during the first quarter to sell substantially all of the assets and liabilities of Lenox to Department 56 for $190 million in cash. As a result, we have reported the operations of Lenox, including the assets not being sold to Department 56, as discontinued operations in the accompanying financial statements.

                                             Three Months Ended
                                                   July 31,
                                            2004             2005
                                           ------           ------
Net loss                                    $(8.6)          $(75.1)

Loss per share:
   Basic                                    (0.07)           (0.62)
   Diluted                                  (0.07)           (0.61)

In the first quarter ended July 31, we reported a net loss from discontinued operations of $75 million, or $0.61 per diluted share, versus a net loss of $9 million, or $0.07 per share, for the same prior year period. The loss recorded in the quarter includes a non-cash impairment charge and fees related to the transaction of approximately $0.54 per share. Excluding these items, results from discontinued operations approximated the loss posted in the same period last year.

OUTLOOK FOR CONTINUING OPERATIONS

First quarter results were strong and business trends remain healthy for our global beverages portfolio. We remain optimistic about our growth prospects for the remainder of the year. For the full year, we expect earnings per share from continuing operations in the range of $2.70 to $2.80 per share, up approximately 12% to 17% over the comparable prior year period. This outlook does not include any results associated with Lenox, but does include a net gain of $0.05 per share associated with the previously disclosed sale of distribution rights for the Glenmorangie family of brands.

LIQUIDITY AND FINANCIAL CONDITION

Cash and cash equivalents decreased by $29.6 million during the three months ended July 31, 2005, compared to an increase of $16.3 million during the same period last year. Cash provided by operations declined by $45.5 million, largely reflecting an increase in working capital due to the strength of our underlying business. The amount of cash used for both investing and financing activities was essentially the same as the amount used during the same period last year.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We hold debt obligations, foreign currency forward and option contracts, and commodity futures contracts that are exposed to risk from changes in interest rates, foreign currency exchange rates, and commodity prices, respectively. Established procedures and internal processes govern the management of these market risks. As of July 31, 2005, we do not consider the exposure to these market risks to be material.

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


                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

Brown-Forman Corporation and many other manufacturers of spirits, wine, and beer are defendants in a series of essentially similar class action lawsuits seeking damages and injunctive relief for alleged marketing of beverage alcohol to underage consumers. Nine lawsuits have been filed to date, the first three against eight defendants, including Brown-Forman: "Hakki v. Adolph Coors Company, et.al.," District of Columbia Superior Court No. CD 03-9183 (November
2003); "Kreft v. Zima Beverage Co., et.al.," District Court, Jefferson County, Colorado, No. 04cv1827 (December 2003); and "Wilson v. Zima Company, et.al.," U.S. District Court for the Western District of North Carolina, Charlotte Division, No. 3:04cv141 ( January 2004). Two virtually identical suits with allegations similar to those in the first three lawsuits were filed in Cleveland, Ohio, in April and June, 2004, respectively, against the original eight defendants as well as an additional nine manufacturers of spirits and beer, and are now consolidated as "Eisenberg v. Anheuser-Busch," U.S. District Court for the District of Northern Ohio, No. 1:04cv1081. Five similar suits were filed in 2005: "Elizabeth H. Sciocchette v. Advanced Brands," Albany County, New York Supreme Court No. 102205 (February 16, 2005); "Roger and Kathy Bertovich v. Advanced Brands," Hancock County, West Virginia, Circuit Court No. 05-C-42M (February 17, 2005); "Jacquelin Tomberlin v. Adolph Coors," Dane County
(Madison, Wisconsin) Circuit Court, (February 23, 2005); "Viola Alston v. Advanced Brands," Wayne County, Michigan, Circuit Court No. 05-509294, (March, 30, 2005), and "Craig Konhauzer v. Adolph Coors Company," Broward County Florida Circuit Court, No. 05004875 (March 30, 2005). In addition, Brown-Forman received in February, 2004, a pre-lawsuit notice under the California Consumer Protection Act indicating that the same lawyers intend to file a lawsuit there against many industry defendants, including Brown-Forman, presumably on the same facts and legal theories.

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

Item 4.   Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company held July 28, 2005, the following matter was voted upon:

   Votes regarding the election of the persons named below as directors until the next annual election of directors, or until a successor has been elected and qualified:

                                             For                 Withheld
                                          ----------            ---------
   Ina Brown Bond                         52,353,154              503,948
   Patrick Bousquet-Chavanne              52,807,269               49,833
   Barry D. Bramley                       52,355,878              501,224
   Geo. Garvin Brown III                  52,353,154              503,948
   Owsley Brown II                        49,932,024            2,925,078
   Donald G. Calder                       52,781,297               75,805
   Owsley Brown Frazier                   52,378,583              478,519
   Richard P. Mayer                       52,110,758              746,344
   Stephen E. O'Neil                      52,769,782               87,320
   Matthew R. Simmons                     51,742,225            1,114,877
   William M. Street                      52,355,572              501,530
   Dace Brown Stubbs                      52,353,195              503,907
   Paul C. Varga                          52,337,445              519,657



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


                                                BROWN-FORMAN CORPORATION
                                                     (Registrant)


Date:   September 1, 2005                  By:  /s/ Phoebe A. Wood
                                                Phoebe A. Wood
                                                Executive Vice President and
                                                 Chief Financial Officer
                                                (On behalf of the Registrant and
                                                 as Principal Financial Officer)

                                                                   Exhibit 31.1

       CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002

I, Paul C. Varga, certify that:

1.  I have reviewed this Quarterly report on Form 10-Q of Brown-Forman
    Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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



Date:   September 1, 2005                  By:  /s/ Paul C. Varga
                                                Paul C. Varga
                                                Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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



Date:   September 1, 2005                  By:  /s/ Phoebe A. Wood
                                                Phoebe A. Wood
                                                Chief Financial Officer

                                                                     Exhibit 32

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Brown-Forman Corporation ("the Company") on Form 10-Q for the period ended July 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in the capacity as an officer of the Company, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:   September 1, 2005                       By:  /s/ Paul C. Varga
                                                Paul C. Varga
                                                Chief Executive Officer



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