Form 10-Q/A
period 2005-07-31
BROWN FORMAN CORP
filed 2005-09-12
CIK 14693

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q/A
 (Mark One)

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

                                EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q ("Amendment No. 1") for the quarter ended July 31, 2005 is being filed solely to correct a typographical error contained on page 3, in Part I, Item 1, Condensed Consolidated Statement of Operations for the three months ended July 31, 2005, where the total Basic earnings per share for the Company were inadvertently stated as $ (0.10) rather than as a positive $0.10. The Quarterly Report on Form 10-Q was originally filed on September 2, 2005 (the "Original Filing").

Pursuant to Rule 12b-5 under the Securities Exchange Act of 1934, as result of this Amendment No. 1, the certifications of our Chief Executive Officer and Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which were filed and furnished, respectively, as exhibits to the Original Filing, have been re-executed and re-filed and re-furnished, respectively, as of the date of this Form 10-Q/A and are attached to Amendment No. 1 as Exhibits 31.1, 31.2 and 32, respectively.

For the convenience of the reader, Amendment No. 1 sets forth the Original Filing in its entirety. However, except as described above, no other information in the Original Filing is amended hereby. This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures in any way other than as required to reflect the amendments as described above and set forth below.

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                            BROWN-FORMAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

                                                        Three Months Ended
                                                             July 31,
                                                     2004                 2005
                                                   -------              -------

Net sales                                          $ 481.3              $ 547.5
Excise taxes                                          82.0                 97.7
Cost of sales                                        145.9                146.8
                                                   -------              -------
      Gross profit                                   253.4                303.0

Advertising expenses                                  61.6                 72.3
Selling, general, and administrative expenses         96.3                110.3
Other expense (income), net                           (0.4)               (13.7)
                                                   -------              -------
   Operating income                                   95.9                134.1

Interest income                                        0.3                  1.9
Interest expense                                       5.2                  4.5
                                                   -------              -------
   Income from continuing operations
    before income taxes                               91.0                131.5

Income taxes                                          31.2                 43.6
                                                   -------              -------
   Income from continuing operations                  59.8                 87.9

Loss from discontinued operations,
 net of income taxes                                  (8.6)               (75.1)
                                                   -------              -------
   Net income                                      $  51.2              $  12.8
                                                   =======              =======

Basic earnings (loss) per share:
   Continuing operations                           $  0.49              $  0.72
   Discontinued operations                           (0.07)               (0.62)
                                                   -------              -------
      Total                                        $  0.42              $  0.10
                                                   =======              =======

Diluted earnings (loss) per share:
   Continuing operations                           $  0.49              $  0.71
   Discontinued operations                           (0.07)               (0.61)
                                                   -------              -------
      Total                                        $  0.42              $  0.10
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


                                                BROWN-FORMAN CORPORATION
                                                     (Registrant)


Date:   September 9, 2005                  By:  /s/ Phoebe A. Wood
                                                Phoebe A. Wood
                                                Executive Vice President and
                                                 Chief Financial Officer
                                                (On behalf of the Registrant and
                                                 as Principal Financial Officer)

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



Date:   September 9, 2005                  By:  /s/ Paul C. Varga
                                                Paul C. Varga
                                                Chief Executive Officer

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



Date:   September 9, 2005                  By:  /s/ Phoebe A. Wood
                                                Phoebe A. Wood
                                                Chief Financial Officer

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



Date:   September 9, 2005                       By:  /s/ Paul C. Varga
                                                Paul C. Varga
                                                Chief Executive Officer



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