Form 10-Q
period 2005-10-31
BROWN FORMAN CORP
filed 2005-12-02
CIK 14693

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

  |X|      QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended OCTOBER 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: November 30, 2005

      Class A Common Stock ($.15 par value, voting)             56,829,081
      Class B Common Stock ($.15 par value, nonvoting)          65,335,661

                            BROWN-FORMAN CORPORATION
                       Index to Quarterly Report Form 10-Q


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                Page

          Condensed Consolidated Statement of Operations
             Three months ended October 31, 2004 and 2005                3
             Six months ended October 31, 2004 and 2005

          Condensed Consolidated Balance Sheet
             April 30, 2005 and October 31, 2005                         4

          Condensed Consolidated Statement of Cash Flows
             Six months ended October 31, 2004 and 2005                  5

          Notes to the Condensed Consolidated Financial Statements       6 - 12


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 13 - 19

Item 3.  Quantitative and Qualitative Disclosures about Market Risk     20

Item 4.  Controls and Procedures                                        20


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                              20 - 21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds    22

Item 6.  Exhibits                                                       22

Signatures                                                              23

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                            BROWN-FORMAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

                                   Three Months Ended       Six Months Ended
                                       October 31,             October 31,
                                    2004        2005        2004         2005
                                  -------     -------     --------     --------

Net sales                         $ 627.2     $ 665.8     $1,108.5     $1,213.2
Excise taxes                        109.6       115.4        191.6        213.0
Cost of sales                       187.1       193.0        333.0        339.8
                                  -------     -------     --------     --------
  Gross profit                      330.5       357.4        583.9        660.4

Advertising expenses                 81.5        87.4        143.1        159.7
Selling, general, and
 administrative expenses            105.5       110.2        201.8        220.5
Other expense (income), net          (0.4)       (0.4)        (0.8)       (14.2)
                                  -------     -------     --------     --------
  Operating income                  143.9       160.2        239.8        294.4

Interest income                       0.4         3.2          0.7          5.1
Interest expense                      5.1         4.5         10.3          9.1
                                  -------     -------     --------     --------

  Income from continuing
   operations before income taxes   139.2       158.9        230.2        290.4

Income taxes                         45.8        46.8         77.0         90.4
                                  -------     -------     --------     --------
  Income from continuing operations  93.4       112.1        153.2        200.0

Income (loss) from discontinued
 operations, net of income taxes      8.0        (3.3)        (0.6)       (78.4)
                                  -------     -------     --------     --------
   Net income                     $ 101.4     $ 108.8     $  152.6      $ 121.6
                                  =======     =======     ========     ========

Basic earnings (loss) per share:
  Continuing operations           $  0.76     $  0.92     $   1.25     $   1.64
  Discontinued operations            0.07       (0.03)         --         (0.64)
                                  -------     -------     --------     --------
    Total                         $  0.83     $  0.89     $   1.25     $   1.00
                                  =======     =======     ========     ========

Diluted earnings (loss) per share:
  Continuing operations           $  0.76     $  0.91     $   1.25     $   1.62
  Discontinued operations            0.07       (0.03)         --         (0.63)
                                  -------     -------     --------     --------
    Total                         $  0.83     $  0.88     $   1.25     $   0.99
                                  =======     =======     ========     ========

Shares (in thousands) used in
 the calculation of earnings (loss)
 per share:
   Basic                          121,737     122,016      121,708      121,978
   Diluted                        122,417     123,242      122,409      123,199

Cash dividends per common share:
   Declared                       $ 0.000     $ 0.000      $ 0.425     $  0.490
   Paid                           $ 0.213     $ 0.245      $ 0.425     $  0.490


See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                              (Dollars in millions)

                                                  April 30,          October 31,
                                                    2005                2005
                                                  --------           ----------
Assets
------
Cash and cash equivalents                         $  294.9             $  451.9
Accounts receivable, net                             295.9                405.0
Inventories:
   Barreled whiskey                                  248.7                260.4
   Finished goods                                    102.3                114.1
   Work in process                                    80.5                 97.0
   Raw materials and supplies                         38.4                 51.0
                                                  --------             --------
      Total inventories                              469.9                522.5

Current portion of deferred income taxes              69.9                 69.9
Current assets held for sale                         157.6                  9.8
Other current assets                                  27.0                 24.6
                                                  --------             --------
   Total current assets                            1,315.2              1,483.7

Property, plant and equipment, net                   417.9                417.3
Prepaid pension cost                                 130.2                126.8
Trademarks and brand names                           334.2                331.3
Goodwill                                             192.7                188.1
Noncurrent assets held for sale                      217.9                  7.4
Other assets                                          41.0                 37.2
                                                  --------             --------
   Total assets                                   $2,649.1             $2,591.8
                                                  ========             ========
Liabilities
-----------
Accounts payable and accrued expenses             $  264.2             $  299.7
Accrued income taxes                                  41.9                 37.3
Current portion of long-term debt                    279.3                249.7
Current liabilities held for sale                     52.7                  3.8
                                                  --------             --------
   Total current liabilities                         638.1                590.5

Long-term debt                                       351.5                351.8
Deferred income taxes                                157.8                146.3
Accrued pension and other postretirement benefits     77.6                 80.5
Noncurrent liabilities held for sale                  82.9                  --
Other liabilities                                     31.2                 22.7
                                                  --------             --------
   Total liabilities                               1,339.1              1,191.8

Stockholders' Equity
--------------------
Common stock:
 Class A, voting
 (57,000,000 shares authorized;
  56,841,000 shares issued)                            8.5                  8.5
 Class B, nonvoting
 (100,000,000 shares authorized;
  69,188,000 shares issued)                           10.4                 10.4
Additional paid-in capital                            33.9                 37.9
Retained earnings                                  1,415.5              1,478.3
Accumulated other comprehensive income (loss)        (11.4)                 4.9
Treasury stock
 (4,141,000 and 3,904,000 shares
  at April 30 and October 31, respectively)         (146.9)              (140.0)
                                                  --------             --------
   Total stockholders' equity                      1,310.0              1,400.0
                                                  --------             --------
   Total liabilities and stockholders' equity     $2,649.1             $2,591.8
                                                  ========             ========

See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
          (In millions; amounts in parentheses are reductions of cash)

                                                         Six Months Ended
                                                            October 31,
                                                     2004                 2005
                                                   -------              -------
Cash flows from operating activities:
   Net income                                      $ 152.6              $ 121.6
   Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Impairment charge                                --                  59.5
      Depreciation                                    28.9                 26.0
      Stock-based compensation expense                 3.3                  4.4
      Deferred income taxes                          (22.3)               (10.8)
   Changes in assets and liabilities:
      Accounts receivable                           (140.1)              (107.3)
      Inventories                                    (44.5)               (77.1)
      Other current assets                            10.2                  7.4
      Accounts payable and accrued expenses           73.4                 51.6
      Accrued income taxes                            34.7                 (8.5)
      Noncurrent assets and liabilities               15.2                 (0.9)
                                                   -------              -------
         Cash provided by operating activities       111.4                 65.9

Cash flows from investing activities:
   Proceeds from sale of discontinued operations       --                 196.5
   Additions to property, plant, and equipment       (21.5)               (22.4)
   Computer software expenditures                     (1.4)                (0.7)
   Trademark and patent expenditures                  (0.3)                 --
                                                   -------              -------
         Cash (used for) provided by
          investing activities                       (23.2)               173.4

Cash flows from financing activities:
   Net change in commercial paper                    (22.7)                 --
   Proceeds from long-term debt                        0.5                  --
   Reduction of long-term debt                         --                 (30.0)
   Proceeds from exercise of stock options             5.7                  8.4
   Excess tax benefits from stock options              1.0                  2.3
   Acquisition of treasury stock                      (2.9)                (3.2)
   Dividends paid                                    (51.7)               (59.8)
                                                   -------              -------
         Cash used for financing activities          (70.1)               (82.3)
                                                   -------              -------
Net increase in cash and cash equivalents             18.1                157.0

Cash and cash equivalents, beginning of period        67.7                294.9
                                                   -------              -------
Cash and cash equivalents, end of period           $  85.8              $ 451.9
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

2.   Inventories

We use the last-in, first-out ("LIFO") method to determine the cost of most of our inventories. If the LIFO method had not been used, inventories at current cost would have been $144.8 million higher than reported as of April 30, 2005, and $138.6 million higher than reported as of October 31, 2005. Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

3.   Income Taxes

Our consolidated effective tax rate may differ from current statutory rates due to the recognition of amounts for events or transactions that do not have tax consequences. We use the estimated annual effective tax rate in determining our interim results. The effective tax rate of 31.1% for the six months ended October 31, 2005, is based on an expected effective tax rate of 32.5% on ordinary income for the full fiscal year, less the tax benefit achieved by offsetting the capital gain associated with the early termination of Glenmorangie marketing and distribution rights against the capital loss resulting from the sale of Lenox.

4.   Discontinued Operations

During July 2005, we entered into a definitive agreement to sell our wholly-owned subsidiary Lenox, Incorporated ("Lenox") for $190 million in cash (subject to a post-closing working capital adjustment). The agreement followed the February 2005 announcement that we were exploring strategic alternatives for Lenox, including a possible sale. On September 1, 2005, we consummated the sale of substantially all of Lenox to Department 56, Inc. ("Department 56") for $196 million. This total was $6 million higher than previously announced due to a working capital adjustment provision included in the sale agreement.

After consummation of the sale to Department 56, we retained ownership of the Lenox headquarters building and property in Lawrenceville, New Jersey and Lenox's Brooks & Bentley, a former subsidiary of Lenox, located in the United Kingdom. We intend to sell these assets, which are classified as held for sale in the accompanying consolidated balance sheet.

In connection with the agreement, we recognized a non-cash impairment charge during July 2005 of $59.5 million, representing the excess of the carrying value of the net assets being sold over the expected sales proceeds. We have also recorded transaction costs of $9.6 million, including investment banking fees, transaction success payments, and legal, tax and actuarial expenses.

Due to the sale of Lenox,  its results of operations  through  August 2005,  the impairment charge, and other transaction costs have been classified as discontinued operations, net of income taxes, in the accompanying consolidated statement of operations, and its assets and liabilities have been classified as held for sale in the accompanying consolidated balance sheet. In reports issued prior to July 2005, Lenox's operating results and assets were presented in the Consumer Durables segment, of which it comprised the major part. The Consumer Durables segment no longer constitutes a separate reportable segment.

A summary of discontinued operations follows:

(Dollars in millions)               Three Months Ended       Six Months Ended
                                        October 31,             October 31,
                                     2004        2005        2004        2005
                                   -------     -------     -------     -------

Net sales                          $ 152.5     $  39.6     $ 249.2     $ 119.0
Operating expenses                  (139.3)      (41.5)     (250.2)     (134.2)
Impairment charge                      --          --          --        (59.5)
Transaction costs                      --         (2.1)        --         (9.6)
                                   -------     -------     -------     -------

  Income (loss) before income taxes   13.2        (4.0)       (1.0)      (84.3)

Income tax (expense) benefit          (5.2)        0.7         0.4         5.9
                                   -------     -------     -------     -------
  Net income (loss) from
   discontinued operations         $   8.0     $  (3.3)    $  (0.6)    $ (78.4)
                                   =======     =======     =======     =======

The net assets held for sale consist of the following:

(Dollars in millions)                          April 30,      October 31,
                                                 2005            2005
                                                ------          ------
Current assets:
   Accounts receivable, net                     $ 48.4          $  5.7
   Inventories                                   103.6             3.1
   Other                                           5.6             1.0
                                                ------          ------
                                                 157.6             9.8
                                                ------          ------
Noncurrent assets:
   Property, plant and equipment, net             82.8             6.6
   Goodwill                                       89.7             --
   Other                                          45.4             0.8
                                                ------          ------
                                                 217.9             7.4
                                                ------          ------
Current liabilities:
   Accounts payable and accrued expenses          47.2             3.8
   Accrued income taxes                            5.5             --
                                                ------          ------
                                                  52.7             3.8
                                                ------          ------
Noncurrent liabilities:
   Accrued postretirement benefits                78.3             --
   Other                                           4.6             --
                                                ------          ------
                                                  82.9             --
                                                ------          ------
Net assets held for sale                        $239.9          $ 13.4
                                                ======          ======

5.   Earnings Per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock-based compensation awards, including stock options, stock-settled stock appreciation rights ("SSARs"), and non-vested restricted stock. Stock-based awards for approximately 1.7 million common shares were excluded from the calculation of diluted earnings per share for the periods ended October 31, 2004, because the exercise price of the options was greater than the average market price of the shares. No stock-based awards were excluded from the calculation of diluted earnings per share for the periods ended October 31, 2005.

                                                     Three Months Ended          Six Months Ended
                                                         October 31,                October 31,
(Dollars in millions, except per share amounts)      2004          2005          2004         2005
                                                   -------       -------       -------      -------
Basic and diluted net income (loss):
Continuing operations                               $ 93.4        $112.1        $153.2        $200.0
Discontinued operations                                8.0          (3.3)         (0.6)        (78.4)
                                                   -------       -------       -------       -------
   Total                                            $101.4        $108.8        $152.6        $121.6
                                                   =======       =======       =======       =======

Share data (in thousands):
Basic average common shares outstanding            121,737       122,016       121,708       121,978
Dilutive effect of non-vested restricted stock          10            28             8            25
Dilutive effect of stock options and SSARs             670         1,198           693         1,196
                                                   -------       -------       -------       -------
   Diluted average common shares outstanding       122,417       123,242       122,409       123,199
                                                   =======       =======       =======       =======

Basic earnings (loss) per share:
Continuing operations                                $0.76         $0.92         $1.25         $1.64
Discontinued operations                               0.07         (0.03)          --          (0.64)
                                                   -------       -------       -------       -------
   Total                                             $0.83         $0.89         $1.25         $1.00
                                                   =======       =======       =======       =======

Diluted earnings (loss) per share:
Continuing operations                                $0.76         $0.91         $1.25         $1.62
Discontinued operations                               0.07         (0.03)          --          (0.63)
                                                   -------       -------       -------       -------
   Total                                             $0.83         $0.88         $1.25         $0.99
                                                   =======       =======       =======       =======

6.   Goodwill and Other Intangible Assets

The following table shows the changes in the amounts recorded as goodwill during the six months ended October 31, 2005:

(Dollars in millions)

Balance as of April 30, 2005                    $192.7
Foreign currency translation adjustment           (4.6)
                                                ------
Balance as of October 31, 2005                  $188.1
                                                ======

Our other intangible assets consist of trademarks and brand names. As of October 31, 2005, we consider all of our trademarks and brand names to have indefinite useful lives.


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

A law firm has sued Brown-Forman and many other manufacturers and marketers of spirits, wines, and beer in a series of nine very similar class action lawsuits seeking damages and injunctive relief from alleged marketing of beverage alcohol to underage consumers. The suits allege that the defendants engage in deceptive and negligent marketing practices targeting underage consumers. They seek to recover on behalf of parents those funds that their children spent on the illegal purchase of alcohol as well as disgorgement of all profits from the alleged illegal sales. Brown-Forman is vigorously defending these cases. One suit has been dismissed by a trial court, from which the plaintiff has appealed, and another voluntarily dismissed by the plaintiff. Four others are pending on motions to dismiss. It is not possible at this time to predict the outcome of these claims but an unfavorable result in these or similar class action lawsuits could have a material adverse impact on our business.

9.   Pension and Other Postretirement Benefits

The following table shows the components of the pension and other postretirement benefit expense recognized during the periods covered by this report:

(Dollars in millions)                     Three Months Ended    Six Months Ended
                                              October 31,          October 31,
                                            2004      2005       2004      2005
                                           ------    ------     ------    ------
Pension Benefits:
  Continuing operations:
    Service cost                            $2.8      $3.2       $5.6      $6.3
    Interest cost                            5.1       5.5       10.2      11.0
    Expected return on plan assets          (8.0)     (7.8)     (16.0)    (15.7)
    Amortization of:
      Unrecognized prior service cost        0.2       0.1        0.3       0.3
      Unrecognized net loss                  0.7       2.1        1.5       4.3
                                           ------    ------     ------    ------
    Net expense                              0.8       3.1        1.6       6.2
                                           ------    ------     ------    ------
  Discontinued operations:
    Service cost                             1.4       0.5        2.8       1.8
    Interest cost                            2.4       0.8        4.8       3.3
    Expected return on plan assets          (2.8)     (0.9)      (5.6)     (3.5)
    Amortization of:
      Unrecognized prior service cost        0.1       --         0.2       0.1
      Unrecognized net loss                  0.3       0.2        0.6       0.9
                                           ------    ------     ------    ------
    Net expense                              1.4       0.6        2.8       2.6
                                           ------    ------     ------    ------
  Total net benefit expense                 $2.2      $3.7       $4.4      $8.8
                                           ======    ======     ======    ======
Other Postretirement Benefits:
  Continuing operations:
    Service cost                            $0.3      $0.3       $0.5      $0.6
    Interest cost                            0.6       0.6        1.2       1.3
    Amortization of unrecognized net loss    --        0.1        --        0.1
                                           ------    ------     ------    ------
    Net expense                              0.9       1.0        1.7       2.0
                                           ------    ------     ------    ------
  Discontinued operations:
    Service cost                             0.2       0.1        0.4       0.4
    Interest cost                            0.4       0.2        0.8       0.6
                                           ------    ------     ------    ------
    Net expense                              0.6       0.3        1.2       1.0
                                           ------    ------     ------    ------
  Total net benefit expense                 $1.5      $1.3       $2.9      $3.0
                                           ======    ======     ======    ======

The sale of Lenox, which included its pension and other postretirement benefit plans, has reduced the amount that we expect to be required to contribute for pension and other postretirement benefits during fiscal 2006 to approximately $5.0 million. However, we may decide to contribute more than that amount.

10.   Comprehensive Income

Comprehensive income is a broad measure of the effects of all transactions and events (other than investments by or distributions to shareholders) that are recognized in stockholders' equity, regardless of whether those transactions and events are included in net income. The following table adjusts the Company's net income for the other items included in comprehensive income:


(Dollars in millions)                        Three Months Ended       Six Months Ended
                                                 October 31,             October 31,
                                              2004        2005        2004        2005
                                             ------      ------      ------      ------
Continuing operations:
  Net income                                 $ 93.4      $112.1      $153.2      $200.0
  Other comprehensive income (loss):
    Net gain (loss) on cash flow hedges        (1.9)       (1.3)       (3.0)        2.3
    Net gain (loss) on securities              (0.3)        --         (0.2)        0.1
    Foreign currency translation adjustment     9.8        (0.8)       12.5       (12.8)
                                             ------      ------      ------      ------
                                                7.6        (2.1)        9.3       (10.4)
                                             ------      ------      ------      ------
      Comprehensive income                    101.0       110.0       162.5       189.6
                                             ======      ======      ======      ======
Discontinued operations:
  Net income (loss)                             8.0        (3.3)       (0.6)      (78.4)
  Other comprehensive income (loss):
    Pension liability adjustment                --         27.6         --         27.6
    Foreign currency translation adjustment     0.1         0.1         0.3        (0.9)
                                             ------      ------      ------      ------
                                                0.1        27.7         0.3        26.7
                                             ------      ------      ------      ------
      Comprehensive income (loss)               8.1        24.4        (0.3)      (51.7)
                                             ------      ------      ------      ------
Total comprehensive income                   $109.1      $134.4      $162.2      $137.9
                                             ======      ======      ======      ======

Accumulated other comprehensive income (loss) consisted of the following:

(Dollars in millions)                                  April 30,     October 31,
                                                         2005           2005
                                                        ------         ------
Pension liability adjustment                            $(38.1)        $(10.5)
Cumulative translation adjustment                         27.2           13.5
Unrealized gain (loss) on cash flow hedge contracts       (0.7)           1.6
Unrealized gain on securities                              0.2            0.3
                                                        ------         ------
                                                        $(11.4)        $  4.9
                                                        ======         ======

11.   Termination of Glenmorangie Distribution Agreement

During July 2005, we entered into an agreement with LVMH Moet Hennessey Louis Vuitton for the early termination of our long-term importing and marketing agreements for Glenmorangie products in the United States, Canada, and certain countries in Europe and Asia, effective July 29, 2005. We received approximately $13.5 million for the early termination, which is included in "other income" for the six months ended October 31, 2005, in the accompanying consolidated statement of operations.

12.   Stock Options

Prior year amounts have been restated to reflect the retroactive adoption of FASB Statement No. 123(R), "Share-Based Payment," during the fourth quarter of fiscal 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


You should read the following discussion and analysis along with our 2005 Annual Report. Note that the results of operations for the six months ended October 31, 2005, do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, "we," "us," and "our" refer to Brown-Forman Corporation.

Important Note on Forward-Looking Statements:
This report contains statements, estimates, or projections that constitute "forward-looking statements" as defined under U.S. federal securities laws. Generally, the words "expect," "believe," "intend," "estimate," "will," "anticipate," and "project," and similar expressions identify a forward-looking statement, which speaks only as of the date the statement is made. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. We believe that the expectations and assumptions with respect to our forward-looking statements are reasonable. But by their nature, forward-looking statements involve known and unknown risks, uncertainties and other factors that in some cases are out of our control. These factors could cause our actual results to differ materially from Brown-Forman's historical experience or our present expectations or projections. Here is a non-exclusive list of such risks and uncertainties:

 - changes in general economic conditions, particularly in the United States where we earn the majority of our profits;
 - lower consumer confidence or purchasing in the United States associated with the aftermath of hurricanes Katrina, Rita and Wilma, all of which occurred this year;
 - tax increases, whether at the federal or state level or in major international markets and/or tariff barriers or other restrictions affecting beverage alcohol;
 - restrictions on alcohol marketing, including advertising and promotion, as a result of stricter governmental policies adopted either in the United States or globally;
 - adverse developments in the class action lawsuits filed against Brown-Forman and other spirits, beer and wine manufacturers alleging that our advertising causes illegal consumption of alcohol by those under the legal drinking age;
 - a strengthening U.S. dollar against foreign currencies, especially the British Pound;
 - reduced bar, restaurant, hotel and travel business in wake of terrorist attacks or threats, such as occurred in September, 2001 in the U.S. and in July, 2005 in London;
 - lower consumer confidence or purchasing associated with rising energy prices;
 - a decline in U.S. spirits consumption as might be indicated by recent published trends suggesting a slight reduction in the growth rate of distilled spirits consumption;
 - longer-term, a change in consumer preferences, social trends or cultural trends that results in the reduced consumption of our premium spirits brands;
 - changes in distribution arrangements in major markets that limit our ability to market our products;
 - increases in the price of energy or raw materials, including grapes, grain, wood, glass, and plastic;
 - excess wine inventories or a further world-wide oversupply of grapes;
 - adverse developments as a result of state investigations of beverage alcohol industry trade practices of suppliers, distributors and retailers.

Results of Operations:
Second Quarter Fiscal 2006 Compared to Second Quarter Fiscal 2005

A summary of our operating performance (expressed in millions, except percentage and per share amounts) is presented below. Continuing Operations consist of our beverage business and Hartmann luggage business. Discontinued Operations consist of Lenox and Brooks & Bentley.

                                             Three Months Ended
                                                 October 31,
CONTINUING OPERATIONS                       2004             2005         Change
                                           ------           ------        ------
Net sales                                  $627.2           $665.8           6%
Gross profit                                330.5            357.4           8%
Advertising expenses                         81.5             87.4           7%
Selling, general, and
 administrative expenses                    105.5            110.2           4%
Other expense (income), net                  (0.4)            (0.4)
   Operating income                         143.9            160.2          11%
Interest expense, net                         4.7              1.3
   Income before income taxes               139.2            158.9          14%
Income taxes                                 45.8             46.8
   Net income                                93.4            112.1          20%

Gross margin                                 52.7%            53.7%

Effective tax rate                           32.9%            29.5%

Earnings per share:
   Basic                                     $0.76            $0.92         20%
   Diluted                                    0.76             0.91         19%


Revenues and gross profit for the quarter increased 6% and 8%, respectively, driven by volume growth and margin improvement for Jack Daniel's, higher profits for several of our super-premium developing brands, and continued growth for Finlandia and Southern Comfort. The impact of lower global trade inventories reduced revenue growth by about $19 million. Adjusting for this, and for approximately $6 million of revenue associated with the Glenmorangie family of brands that we no longer represent, underlying revenues grew 10%.

Reported revenue growth                                          6%
   Net reduction in global trade inventories                     3%
   Glenmorangie family of brands                                 1%
                                                               -----
Adjusted revenue growth                                         10%
                                                               =====

Leading our premium global brand portfolio, Jack Daniel's worldwide depletion growth rate was in the high-single digits for the quarter, with mid-single digit growth in the U.S. and the United Kingdom, and double-digit gains in Germany, Spain, France, South Africa, China, and Japan. (Depletions are shipments from wholesale distributors to retailers, and are commonly regarded in the wine and spirits industry as an approximate measure of consumer demand.) Shipment growth for the brand was several percentage points below the quarter's depletion growth rate as a result of distributors and importers reducing their inventory positions following relatively high levels of trade inventory at the end of the first quarter of fiscal 2006.

Depletions for Southern Comfort grew in the mid-single digits globally for the quarter, driven by the brand's continued gains in the U.S. Finlandia experienced double-digit depletion growth for the quarter, with particular strength in Poland and Russia.

Improving trends were registered in the second quarter for several of our mid-priced regional brands. Fetzer recorded mid-single digit depletion growth in the quarter, and consumer measures for the brand continue to strengthen heading into the important holiday season. Korbel depletion growth improved to the mid-single digits, while depletions for Canadian Mist, Early Times and Bolla declined over the prior year period. Super-premium developing brands Sonoma-Cutrer, Appleton, Tuaca, and Woodford Reserve each posted double-digit depletion growth for the quarter.

Advertising expenses were up 7% in the quarter. This increase in spending represents significant incremental investments behind our premium global brand portfolio, partially offset by the absence of expenses associated with the introduction of low-carbohydrate wines, and the expenses associated with the Glenmorangie family of brands, which we no longer represent.

SG&A spending increased 4% for the quarter, which was less than the growth we have experienced over the past five quarters. The underlying rate of growth was actually about 6% after adjusting reported growth for the higher compensation expense recorded last year that was directly related to better-than-expected performance from our premium spirits portfolio. This increase represents inflationary growth and expenses associated with the development and implementation of our global distribution strategy.

Second quarter operating income grew 11%, driven by the same factors described above. Adjusting for the impact of lower global trade inventories and expenses associated with last year's low-carbohydrate wine introduction, underlying operating income grew 18% for the quarter.

Reported operating income growth                                11%
   Net reduction in global trade inventories                     9%
   Absence of low-carbohydrate wines                            (2%)
                                                               -----
Adjusted operating income growth                                18%
                                                               =====

The effective tax rate of 29.5% for the quarter was unusually low due to the tax benefit achieved by offsetting the capital gain associated with the early termination of Glenmorangie marketing and distribution rights in the first quarter against the capital loss resulting from the sale of Lenox during the second quarter.

Diluted earnings per share for the quarter were $0.91, up 19% from the same period last year. Strong underlying performance from our premium global brands portfolio, which includes Jack Daniel's, Southern Comfort and Finlandia, and improved profits from several of our mid-priced regional wine brands drove earnings growth in the quarter. Quarterly earnings per share growth also benefited from a lower effective tax rate, lower net interest expense (attributable to higher cash balances), and the absence of prior year expenses associated with the introduction of low-carbohydrate wine brands and advisory fees associated with the sale of our Glenmorangie shareholding. An anticipated reduction in global trade inventories tempered earnings growth in the quarter. Adjusting for these factors, underlying earnings per share growth for the quarter was 16%, as follows:

Reported diluted EPS growth                                     19%
   Net reduction in global trade inventories                     9%
   Lower net interest and lower effective tax rate              (5%)
   Capital gain treatment (termination of Glenmorangie
    distribution rights)                                        (5%)
   Absence of low-carbohydrate wines / Glenmorangie fees        (2%)
                                                               -----
Adjusted diluted EPS growth                                     16%
                                                               =====

We believe that disclosing this measure of earnings per share is important because it more accurately reflects the underlying operations of the Company.


DISCONTINUED OPERATIONS

As discussed earlier, we consummated the sale of substantially all of Lenox on September 1, 2005, and we intend to sell Brooks & Bentley. As a result, we have reported the operations of Lenox and Brooks & Bentley as discontinued operations in the accompanying financial statements. The net loss from discontinued operations during the three months ended October 31, 2005, consists primarily of fees and other costs associated with the Lenox transaction, as well as the results of operations for Brooks & Bentley.

                                             Three Months Ended
                                                 October 31,
                                            2004             2005
                                           ------           ------
Net income (loss)                           $ 8.0           $ (3.3)

Earnings (loss) per share:
   Basic                                     0.07            (0.03)
   Diluted                                   0.07            (0.03)

Results of Operations:
Six Months Fiscal 2006 Compared to Six Months Fiscal 2005

A summary of our operating performance (expressed in millions, except percentage and per share amounts) is presented below. Continuing Operations consist of our beverage business and Hartmann luggage business. Discontinued Operations consist of Lenox and Brooks & Bentley.

                                              Six Months Ended
                                                 October 31,
CONTINUING OPERATIONS                       2004             2005         Change
                                           ------           ------        ------
Net sales                                $1,108.5         $1,213.2           9%
Gross profit                                583.9            660.4          13%
Advertising expenses                        143.1            159.7          12%
Selling, general, and
 administrative expenses                    201.8            220.5           9%
Other expense (income), net                  (0.8)           (14.2)
   Operating income                         239.8            294.4          23%
Interest expense, net                         9.6              4.0
   Income before income taxes               230.2            290.4          26%
Income taxes                                 77.0             90.4
   Net income                               153.2            200.0          30%

Gross margin                                 52.7%            54.4%

Effective tax rate                           33.4%            31.1%

Earnings per share:
   Basic                                     $1.25            $1.64         30%
   Diluted                                    1.25             1.62         30%


Revenues and gross profit increased 9% and 13%, respectively, reflecting solid growth for Jack Daniel's, Southern Comfort, and Finlandia, and improved profits from Fetzer and the Jack Daniel's & Cola ready-to-drink product that is sold primarily in Australia. Adjusting revenue for the absence of low-carbohydrate wines and the effect of the termination of the Glenmorangie distribution rights in the prior year, and the impact of higher net trade inventory levels, underlying revenues were up 11% in the first half of this fiscal year.

Reported revenue growth                                          9%
   Absence of low-carbohydrate wines/
    Glenmorangie family of brands                                3%
   Net increase in global trade inventories                     (1%)
                                                               -----
Adjusted revenue growth                                         11%
                                                               =====

Advertising expenses were up 12% for the first half of the fiscal year, reflecting significant incremental investments behind our premium global brands, partially offset by the absence of expenses associated with the introduction of low-carbohydrate wines and the termination of the Glenmorangie distribution arrangement.

SG&A expenses were up 9% on a year-to-date basis. This increase represents inflationary growth as well as expenses associated with the development and implementation of our global distribution strategy, advisory fees directly related to our effort to partner with Constellation Brands in the acquisition of Allied Domecq's spirits and wine business, and incremental pension costs.

Operating income grew 23% on a year-to-date basis. Adjusting operating income for the absence of profits associated with low-carbohydrate wines last year, the impact of higher net trade inventory levels, and consideration received for the termination of Glenmorangie distribution rights, underlying operating income was up about 17% in the first half of this fiscal year.

Reported operating income growth                                23%
   Absence of low-carbohydrate wines                             2%
   Net increase in global trade inventories                     (2%)
   Consideration from termination of
    Glenmorangie distribution rights                            (6%)
                                                               -----
Adjusted operating income growth                                17%
                                                               =====

The effective tax rate of 31.1% for the first half of the fiscal year is based on an expected effective tax rate of 32.5% on ordinary income for the full fiscal year, less the tax benefit achieved by offsetting the capital gain associated with the early termination of Glenmorangie marketing and distribution rights against the capital loss resulting from the sale of Lenox.

For the first six months of the fiscal year, diluted earnings per share were $1.62, up 30% from the $1.25 earned in the same period last year. Adjusting year-to-date results for profits associated with the early termination of Glenmorangie marketing and distribution rights, the net increase in global trade inventory levels, the absence of income associated with the introduction of low-carbohydrate wine brands in the prior year period, advisory fees related to the prior year sale of our Glenmorangie shareholding, lower net interest, and a lower effective tax rate, earnings per share for the first half of fiscal 2006 increased approximately 16%, as follows:

Reported diluted EPS growth                                     30%
   Glenmorangie consideration
    (includes capital gain treatment)                           (9%)
   Net increase in global trade inventories                     (3%)
   Lower net interest and lower effective tax rate              (3%)
   Absence of low-carbohydrate wines / Glenmorangie fees         1%
                                                               -----
Adjusted diluted EPS growth                                     16%
                                                               =====

We believe that disclosing this measure of earnings per share is important because it more accurately reflects the underlying operations of the Company.

DISCONTINUED OPERATIONS

As discussed earlier, we consummated the sale of substantially all of Lenox on September 1, 2005, and we are pursuing the sale of Brooks & Bentley. As a result, we have reported the operations of Lenox and Brooks & Bentley as discontinued operations in the accompanying financial statements.

                                              Six Months Ended
                                                 October 31,
                                            2004             2005
                                           ------           ------
Net loss                                    $(0.6)          $(78.4)

Loss per share:
   Basic                                      --             (0.64)
   Diluted                                    --             (0.63)

For the first half of the fiscal year, we reported a net loss from discontinued operations of $78.4 million, or $0.63 per diluted share, versus a net loss of $0.6 million for the same prior year period. The loss recorded during fiscal 2006 includes a non-cash impairment charge and fees related to the transaction of approximately $0.56 per share.


OUTLOOK FOR CONTINUING OPERATIONS

Based on continued strong consumer demand for our premium global brands, we are increasing our earnings estimate for the fiscal year that ends April 30, 2006. Our previous estimate for earnings per share from continuing operations was in the range of $2.70 to $2.80, which included a net $0.05 per share benefit related to the early termination of distribution rights for the Glenmorangie family of brands. Excluding this $0.05 benefit, the previously-communicated range was $2.65 to $2.75 per share. We now expect fiscal 2006 earnings per share from continuing operations in the range of $2.73 to $2.79, which represents full year growth of 13% to 15% over comparable prior year earnings. This earnings estimate excludes both the net benefit of the Glenmorangie termination and an anticipated net favorable impact from restructuring the Company's Australian distributor, which is expected to occur in the second half of this fiscal year. We expect a much more moderate growth rate in earnings per share for the second half of the fiscal year, reflecting further reductions in global trade inventory levels, additional transition expenses associated with changes in global distribution, incremental brand investments designed to sustain long term business momentum, and the anticipated unfavorable impact of the strengthening U.S. dollar.


LIQUIDITY AND FINANCIAL CONDITION

Cash and cash equivalents increased by $157.0 million during the six months ended October 31, 2005, compared to an increase of $18.1 million during the same period last year. The increase primarily reflects the receipt of $196.5 million in cash from the sale of Lenox. The amount of cash used for other investing activities was essentially the same as the amount used during the same period last year. Cash provided by operations declined by $45.5 million, largely reflecting a planned increase in inventory to meet expected future consumer demand. Cash used for financing activities increased by $12.2 million, due primarily to an increase in dividend payments and debt repayments.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We hold debt obligations, foreign currency forward and option contracts, and commodity futures contracts that are exposed to risk from changes in interest rates, foreign currency exchange rates, and commodity prices, respectively. Established procedures and internal processes govern the management of these market risks. As of October 31, 2005, we do not consider the exposure to these market risks to be material.

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

Brown-Forman, in coordination with other defendants, is vigorously defending itself in these cases. The Defendants' motion to dismiss the Kreft complaint was sustained by the trial court on September 16, 2005; Plaintiffs have appealed the dismissal. The Konhauzer complaint was voluntarily dismissed by the plaintiff on October 19, 2005. Four of the remaining cases are pending on motions to dismiss.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended October 31, 2005, the Company acquired 90,733 shares of Class B Common Stock for $35.25 per share. These shares had been tendered at that price (adjusted to reflect the 2-for-1 stock split in January 2004) during our March 2003 "Dutch Auction" share repurchase, but were not delivered until August and September 2005. No additional shares will be acquired pursuant to that March 2003 share repurchase.

                                                                          Total Number of        Maximum Number
                                                Total                    Shares Purchased      of Shares that May
                                              Number of      Average         as Part of         Yet Be Purchased
                                                Shares     Price Paid   Publicly Announced     Under the Plans or
                   Period                     Purchased     per Share    Plans or Programs          Programs
 August 1, 2005 - August 31, 2005               16,000       $35.25           16,000                   --
 September 1, 2005 - September 30, 2005         74,733        35.25           74,733                   --
 October 1, 2005 - October 31, 2005               --           --               --                     --
 Total                                          90,733       $35.25           90,733                   --




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


                                                BROWN-FORMAN CORPORATION
                                                     (Registrant)


Date:   December 1, 2005                   By:  /s/ Phoebe A. Wood
                                                Phoebe A. Wood
                                                Executive Vice President and
                                                 Chief Financial Officer
                                                (On behalf of the Registrant and
                                                 as Principal Financial Officer)

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



Date:   December 1, 2005                   By:  /s/ Paul C. Varga
                                                Paul C. Varga
                                                Chief Executive Officer

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



Date:   December 1, 2005                   By:  /s/ Phoebe A. Wood
                                                Phoebe A. Wood
                                                Chief Financial Officer

                                                                     Exhibit 32

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Brown-Forman Corporation ("the Company") on Form 10-Q for the period ended October 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in the capacity as an officer of the Company, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:   December 1, 2005                        By:  /s/ Paul C. Varga
                                                Paul C. Varga
                                                Chief Executive Officer



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