Form 10-Q
period 2006-01-31
BROWN FORMAN CORP
filed 2006-03-14
CIK 14693

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

  |X|      QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended JANUARY 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer |X|    Accelerated filer |_|   Non-accelerated filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: February 28, 2006

      Class A Common Stock ($.15 par value, voting)             56,829,123
      Class B Common Stock ($.15 par value, nonvoting)          65,465,327

                            BROWN-FORMAN CORPORATION
                       Index to Quarterly Report Form 10-Q


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                Page

          Condensed Consolidated Statements of Operations
             Three months ended January 31, 2005 and 2006                3
             Nine months ended January 31, 2005 and 2006                 3

          Condensed Consolidated Balance Sheets
             April 30, 2005 and January 31, 2006                         4

          Condensed Consolidated Statements of Cash Flows
             Nine months ended January 31, 2005 and 2006                 5

          Notes to the Condensed Consolidated Financial Statements       6 - 12


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 13 - 20

Item 3.  Quantitative and Qualitative Disclosures about Market Risk     20

Item 4.  Controls and Procedures                                        20


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                              21 - 22

Item 6.  Exhibits                                                       22

Signatures                                                              23

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                            BROWN-FORMAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

                                   Three Months Ended       Nine Months Ended
                                       January 31,             January 31,
                                    2005        2006        2005         2006
                                  -------     -------     --------     --------

Net sales                         $ 607.1     $ 636.8     $1,715.6     $1,850.0
Excise taxes                        127.8       132.8        319.4        345.9
Cost of sales                       174.3       169.6        507.3        509.3
                                  -------     -------     --------     --------
  Gross profit                      305.0       334.4        888.9        994.8

Advertising expenses                 76.8        85.0        219.9        244.7
Selling, general, and
 administrative expenses            109.3       116.1        311.2        336.6
Other expense (income), net           1.5       (32.4)        (0.6)       (46.6)
                                  -------     -------     --------     --------
  Operating income                  117.4       165.7        358.4        460.1

Gain on sale of investment
 in affiliate                        73.5         --          72.3          --
Interest income                       3.0         4.6          3.8          9.7
Interest expense                      5.0         4.3         15.4         13.5
                                  -------     -------     --------     --------

  Income from continuing
   operations before income taxes   188.9       166.0        419.1        456.3

Income taxes                         64.5        45.6        141.5        136.7
                                  -------     -------     --------     --------
  Income from continuing operations 124.4       120.4        277.6        319.6

Income (loss) from discontinued
 operations, net of income taxes    (29.4)        0.1        (30.0)       (77.5)
                                  -------     -------     --------     --------
   Net income                     $  95.0     $ 120.5     $  247.6      $ 242.1
                                  =======     =======     ========     ========

Basic earnings (loss) per share:
  Continuing operations           $  1.02     $  0.99     $   2.28     $   2.62
  Discontinued operations           (0.24)        --         (0.25)       (0.64)
                                  -------     -------     --------     --------
    Total                         $  0.78     $  0.99     $   2.03     $   1.98
                                  =======     =======     ========     ========

Diluted earnings (loss) per share:
  Continuing operations           $  1.02     $  0.98     $   2.27     $   2.59
  Discontinued operations           (0.24)        --         (0.25)       (0.63)
                                  -------     -------     --------     --------
    Total                         $  0.78     $  0.98     $   2.02     $   1.96
                                  =======     =======     ========     ========

Shares (in thousands) used in
 the calculation of earnings (loss)
 per share:
   Basic                          121,755     122,116      121,723      122,027
   Diluted                        122,482     123,558      122,432      123,321

Cash dividends per common share:
   Declared                       $ 0.490     $ 0.560      $ 0.915     $  1.050
   Paid                           $ 0.245     $ 0.280      $ 0.670     $  0.770


See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                              (Dollars in millions)

                                                  April 30,          January 31,
                                                    2005                2006
                                                  --------           ----------
Assets
------
Cash and cash equivalents                         $  294.9             $  366.2
Short-term investments                                 --                 229.7
Accounts receivable, net                             295.9                312.6
Inventories:
   Barreled whiskey                                  248.7                269.4
   Finished goods                                    102.3                100.8
   Work in process                                    80.5                108.5
   Raw materials and supplies                         38.4                 41.1
                                                  --------             --------
      Total inventories                              469.9                519.8

Current portion of deferred income taxes              69.9                 69.9
Current assets held for sale                         157.6                  9.3
Other current assets                                  27.0                 22.3
                                                  --------             --------
   Total current assets                            1,315.2              1,529.8

Property, plant and equipment, net                   417.9                418.1
Prepaid pension cost                                 130.2                137.7
Trademarks and brand names                           334.2                331.7
Goodwill                                             192.7                188.6
Noncurrent assets held for sale                      217.9                  7.0
Other assets                                          41.0                 41.7
                                                  --------             --------
   Total assets                                   $2,649.1             $2,654.6
                                                  ========             ========
Liabilities
-----------
Accounts payable and accrued expenses             $  264.2             $  261.2
Dividends payable                                      --                  34.2
Accrued income taxes                                  41.9                 42.3
Current portion of long-term debt                    279.3                249.5
Current liabilities held for sale                     52.7                  3.8
                                                  --------             --------
   Total current liabilities                         638.1                591.0

Long-term debt                                       351.5                351.9
Deferred income taxes                                157.8                146.1
Accrued pension and other postretirement benefits     77.6                 77.5
Noncurrent liabilities held for sale                  82.9                  --
Other liabilities                                     31.2                 26.5
                                                  --------             --------
   Total liabilities                               1,339.1              1,193.0

Commitments and contingencies

Stockholders' Equity
--------------------
Common stock:
 Class A, voting
 (57,000,000 shares authorized;
  56,841,000 shares issued)                            8.5                  8.5
 Class B, nonvoting
 (100,000,000 shares authorized;
  69,188,000 shares issued)                           10.4                 10.4
Additional paid-in capital                            33.9                 40.6
Retained earnings                                  1,415.5              1,530.4
Accumulated other comprehensive income (loss)        (11.4)                 6.0
Treasury stock
 (4,141,000 and 3,749,000 shares
  at April 30 and January 31, respectively)         (146.9)              (134.3)
                                                  --------             --------
   Total stockholders' equity                      1,310.0              1,461.6
                                                  --------             --------
   Total liabilities and stockholders' equity     $2,649.1             $2,654.6
                                                  ========             ========

See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Dollars in millions)

                                                         Nine Months Ended
                                                            January 31,
                                                     2005                 2006
                                                   -------              -------
Cash flows from operating activities:
   Net income                                      $ 247.6              $ 242.1
   Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Net loss from discontinued operations           30.0                 77.5
      Gain on sale of investment in affiliate        (72.3)                 --
      Gain on sale of property, plant, and equipment   --                  (2.3)
      Depreciation and amortization                   32.8                 32.3
      Stock-based compensation expense                 4.9                  5.6
      Deferred income taxes                          (35.4)               (11.7)
   Changes in assets and liabilities:
      Accounts receivable                            (26.9)               (16.7)
      Inventories                                    (21.9)               (49.0)
      Other current assets                            20.2                  4.7
      Accounts payable and accrued expenses           45.8                 (3.0)
      Accrued income taxes                            60.0                  0.4
      Noncurrent assets and liabilities                8.0                (18.4)
   Net cash provided by (used for) operating
    activities of discontinued operations             49.2                (18.1)
                                                   -------              -------
         Cash provided by operating activities       342.0                243.4

Cash flows from investing activities:
   Proceeds from sale of discontinued operations       --                 196.5
   Proceeds from sale of investment in affiliate,
    net of disposal costs                             92.7                  --
   Investment in short-term securities                 --                (229.7)
   Acquisition of minority interest in subsidiary    (63.6)                 --
   Additions to property, plant, and equipment       (31.0)               (33.6)
   Proceeds from sale of property, plant,
    and equipment                                      --                   7.0
   Computer software expenditures                     (0.7)                (0.2)
   Trademark and patent expenditures                  (0.5)                 --
   Net cash provided by (used for) investing
    activities of discontinued operations              6.6                 (1.9)
                                                   -------              -------
         Cash provided by (used for)
          investing activities                         3.5                (61.9)

Cash flows from financing activities:
   Net repayment of short-term borrowings            (47.0)               (30.0)
   Proceeds from exercise of stock options             6.6                 12.7
   Excess tax benefits from stock options              1.2                  4.3
   Acquisition of treasury stock                      (2.9)                (3.2)
   Dividends paid                                    (81.6)               (94.0)
                                                   -------              -------
         Cash used for financing activities         (123.7)              (110.2)
                                                   -------              -------
Net increase in cash and cash equivalents            221.8                 71.3

Cash and cash equivalents, beginning of period        67.7                294.9
                                                   -------              -------
Cash and cash equivalents, end of period           $ 289.5              $ 366.2
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

2.   Inventories

We use the last-in, first-out ("LIFO") method to determine the cost of most of our inventories. If the LIFO method had not been used, inventories at current cost would have been $141.6 million higher than reported as of April 30, 2005, and $131.8 million higher than reported as of January 31, 2006. Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

3.   Income Taxes

Our consolidated effective tax rate may differ from current statutory rates due to the recognition of amounts for events or transactions that do not have tax consequences. We use the estimated annual effective tax rate in determining our interim results. The effective tax rate of 30.0% for continuing operations for the nine months ended January 31, 2006, is based on an expected effective tax rate of 32.9% on ordinary income for the full fiscal year, less the tax benefit achieved by offsetting various capital gains from continuing operations (see
Note 11) against the capital loss resulting from the sale of Lenox.

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

After consummation of the sale to Department 56, we retained ownership of the Lenox headquarters building and property in Lawrenceville, New Jersey and Lenox's Brooks & Bentley, a former subsidiary of Lenox, located in the United Kingdom. As of January 31, 2006, it was our intention to sell those assets, which are classified as held for sale in the accompanying consolidated balance sheets. As discussed in Note 13, we subsequently sold the Lenox headquarters building and property. It continues to be our intention to sell Brooks & Bentley.

In connection with the definitive sales agreement, we recognized a non-cash impairment charge during July 2005 of $59.5 million, representing the excess of the carrying value of the net assets being sold over the expected sales proceeds. We have also recorded transaction costs of $10.3 million, including investment banking fees, transaction success payments, and legal, tax and actuarial expenses.

Due to the sale of Lenox,  its results of operations  through  August 2005,  the impairment charge, and other transaction costs have been classified as discontinued operations, net of income taxes, in the accompanying consolidated statements of operations, and its assets and liabilities have been classified as held for sale in the accompanying consolidated balance sheets. In reports issued prior to July 2005, Lenox's operating results and assets were presented in the Consumer Durables segment, of which it comprised the major part. As a result of the sale, the Consumer Durables segment no longer constitutes a separate reportable segment.

A summary of discontinued operations follows:

(Dollars in millions)               Three Months Ended       Nine Months Ended
                                        January 31,             January 31,
                                     2005        2006        2005        2006
                                   -------     -------     -------     -------

Net sales                          $ 151.1     $   8.7     $ 400.4     $ 127.7
Operating expenses                  (138.6)       (7.7)     (388.9)     (141.9)
Impairment charge                    (37.0)        --        (37.0)      (59.5)
Transaction costs                      --         (0.7)        --        (10.3)
                                   -------     -------     -------     -------

  Income (loss) before income taxes  (24.5)        0.3       (25.5)      (84.0)

Income tax (expense) benefit          (4.9)       (0.2)       (4.5)        6.5
                                   -------     -------     -------     -------
  Net income (loss) from
   discontinued operations         $ (29.4)    $   0.1     $ (30.0)    $ (77.5)
                                   =======     =======     =======     =======

The net assets held for sale consist of the following:

(Dollars in millions)                          April 30,      January 31,
                                                 2005            2006
                                                ------          ------
Current assets:
   Accounts receivable, net                     $ 48.4          $  5.9
   Inventories                                   103.6             2.6
   Other                                           5.6             0.8
                                                ------          ------
                                                 157.6             9.3
                                                ------          ------
Noncurrent assets:
   Property, plant and equipment, net             82.8             6.5
   Goodwill                                       89.7             --
   Other                                          45.4             0.5
                                                ------          ------
                                                 217.9             7.0
                                                ------          ------
Current liabilities:
   Accounts payable and accrued expenses          47.2             3.8
   Accrued income taxes                            5.5             --
                                                ------          ------
                                                  52.7             3.8
                                                ------          ------
Noncurrent liabilities:
   Accrued postretirement benefits                78.3             --
   Other                                           4.6             --
                                                ------          ------
                                                  82.9             --
                                                ------          ------
Net assets held for sale                        $239.9          $ 12.5
                                                ======          ======

5.   Earnings Per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock-based compensation awards, including stock options, stock-settled stock appreciation rights ("SSARs"), and non-vested restricted stock. Stock-based awards for approximately 1.1 million common shares were excluded from the calculation of diluted earnings per share for the periods ended January 31, 2005, because the exercise price of the options was greater than the average market price of the shares. No stock-based awards were excluded from the calculation of diluted earnings per share for the periods ended January 31, 2006.

The following table presents information concerning basic and diluted earnings per share:

                                                     Three Months Ended          Nine Months Ended
                                                         January 31,                January 31,
(Dollars in millions, except per share amounts)      2005          2006          2005         2006
                                                   -------       -------       -------      -------
Basic and diluted net income (loss):
Continuing operations                               $124.4        $120.4        $277.6        $319.6
Discontinued operations                              (29.4)          0.1         (30.0)        (77.5)
                                                   -------       -------       -------       -------
   Total                                            $ 95.0        $120.5        $247.6        $242.1
                                                   =======       =======       =======       =======

Share data (in thousands):
Basic average common shares outstanding            121,755       122,116       121,723       122,027
Dilutive effect of non-vested restricted stock          15            33            10            28
Dilutive effect of stock options and SSARs             712         1,409           699         1,266
                                                   -------       -------       -------       -------
   Diluted average common shares outstanding       122,482       123,558       122,432       123,321
                                                   =======       =======       =======       =======

Basic earnings (loss) per share:
Continuing operations                               $ 1.02         $0.99        $ 2.28        $ 2.62
Discontinued operations                              (0.24)          --          (0.25)        (0.64)
                                                   -------       -------       -------       -------
   Total                                            $ 0.78         $0.99        $ 2.03        $ 1.98
                                                   =======       =======       =======       =======

Diluted earnings (loss) per share:
Continuing operations                               $ 1.02         $0.98        $ 2.27        $ 2.59
Discontinued operations                              (0.24)          --          (0.25)        (0.63)
                                                   -------       -------       -------       -------
   Total                                            $ 0.78         $0.98        $ 2.02        $ 1.96
                                                   =======       =======       =======       =======

6.   Goodwill and Other Intangible Assets

The following table shows the changes in the amounts recorded as goodwill during the nine months ended January 31, 2006:

(Dollars in millions)

Balance as of April 30, 2005                    $192.7
Foreign currency translation adjustment           (4.1)
                                                ------
Balance as of January 31, 2006                  $188.6
                                                ======

Our other intangible assets consist of trademarks and brand names. As of January 31, 2006, we consider all of our trademarks and brand names to have indefinite useful lives.


7.   Environmental Matters

We are subject to environmental regulations in connection with the operation of our production facilities and in connection with the transportation of products we manufacture. Violation of these environmental regulations can results in fines or penalties. As of January 31, 2006, we do not consider the exposure from the risks of such fines or penalties to be material.

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

A law firm has sued Brown-Forman and many other manufacturers and marketers of spirits, wines, and beer in a series of nine very similar class action lawsuits seeking damages and injunctive relief from alleged marketing of beverage alcohol to underage consumers. The suits allege that the defendants engage in deceptive and negligent marketing practices targeting underage consumers. They seek to recover on behalf of parents those funds that their children spent on the illegal purchase of alcohol as well as disgorgement of all profits from the alleged illegal sales. Brown-Forman is vigorously defending these cases. Three of the suits have been dismissed. Plaintiffs have appealed, or have time remaining to appeal, those dismissals. Another was voluntarily dismissed. Four others are pending on motions to dismiss. It is not possible at this time to predict the outcome of these claims but an unfavorable result in these or similar class action lawsuits could have a material adverse impact on our business.

9.   Pension and Other Postretirement Benefits

The following table shows the components of the pension and other postretirement benefit expense recognized during the periods covered by this report:

(Dollars in millions)                     Three Months Ended   Nine Months Ended
                                              January 31,          January 31,
                                            2005      2006       2005      2006
                                           ------    ------     ------    ------
Pension Benefits:
  Continuing operations:
    Service cost                            $2.8      $3.2       $8.3      $9.5
    Interest cost                            5.1       5.5       15.3      16.5
    Expected return on plan assets          (8.0)     (7.8)     (24.0)    (23.5)
    Amortization of:
      Unrecognized prior service cost        0.2       0.1        0.5       0.4
      Unrecognized net loss                  0.7       2.1        2.3       6.4
                                           ------    ------     ------    ------
    Net expense                              0.8       3.1        2.4       9.3
                                           ------    ------     ------    ------
  Discontinued operations:
    Service cost                             1.4       --         4.2       1.8
    Interest cost                            2.4       --         7.2       3.3
    Expected return on plan assets          (2.8)      --        (8.4)     (3.5)
    Amortization of:
      Unrecognized prior service cost        0.1       --         0.2       0.1
      Unrecognized net loss                  0.3       --         1.0       0.9
                                           ------    ------     ------    ------
    Net expense                              1.4       --         4.2       2.6
                                           ------    ------     ------    ------
  Total net benefit expense                 $2.2      $3.1       $6.6     $11.9
                                           ======    ======     ======    ======
Other Postretirement Benefits:
  Continuing operations:
    Service cost                            $0.3      $0.3       $0.7      $0.9
    Interest cost                            0.6       0.6        1.8       2.0
    Amortization of unrecognized net loss    --        0.1        0.1       0.2
                                           ------    ------     ------    ------
    Net expense                              0.9       1.0        2.6       3.1
                                           ------    ------     ------    ------
  Discontinued operations:
    Service cost                             0.2       --         0.6       0.3
    Interest cost                            0.4       --         1.2       0.6
    Amortization of unrecognized
     prior service cost                      --        --         0.1       --
                                           ------    ------     ------    ------
    Net expense                              0.6       --         1.9       0.9
                                           ------    ------     ------    ------
  Total net benefit expense                 $1.5      $1.0       $4.5      $4.0
                                           ======    ======     ======    ======

We have contributed approximately $21.0 million to our pension and other postretirement benefit plans during the nine months ended January 31, 2006. We expect to contribute approximately $2.0 million more to those plans during the fourth quarter.

10.   Comprehensive Income

Comprehensive income is a broad measure of the effects of all transactions and events (other than investments by or distributions to shareholders) that are recognized in stockholders' equity, regardless of whether those transactions and events are included in net income. The following table adjusts the Company's net income for the other items included in comprehensive income:


(Dollars in millions)                        Three Months Ended       Nine Months Ended
                                                 January 31,             January 31,
                                              2005        2006        2005        2006
                                             ------      ------      ------      ------
Continuing operations:
  Net income                                 $124.4      $120.4      $277.6      $319.6
  Other comprehensive income (loss):
    Net gain (loss) on cash flow hedges         0.1        (1.2)       (2.9)        1.1
    Net gain (loss) on securities               0.1         --         (0.1)        0.1
    Foreign currency translation adjustment     1.0         2.3        13.5       (10.5)
                                             ------      ------      ------      ------
                                                1.2         1.1        10.5        (9.3)
                                             ------      ------      ------      ------
      Comprehensive income                    125.6       121.5       288.1       310.3
                                             ======      ======      ======      ======
Discontinued operations:
  Net income (loss)                           (29.4)        0.1       (30.0)      (77.5)
  Other comprehensive income (loss):
    Pension liability adjustment                --          --          --         27.6
    Foreign currency translation adjustment     0.1         --          0.4        (0.9)
                                             ------      ------      ------      ------
                                                0.1         --          0.4        26.7
                                             ------      ------      ------      ------
      Comprehensive income (loss)             (29.3)        0.1       (29.6)      (50.8)
                                             ------      ------      ------      ------
Total comprehensive income                   $ 96.3      $121.6      $258.5      $259.5
                                             ======      ======      ======      ======

Accumulated other comprehensive income (loss) consisted of the following:

(Dollars in millions)                                  April 30,     January 31,
                                                         2005           2006
                                                        ------         ------
Pension liability adjustment                            $(38.1)        $(10.5)
Cumulative translation adjustment                         27.2           15.8
Unrealized gain (loss) on cash flow hedge contracts       (0.7)           0.4
Unrealized gain on securities                              0.2            0.3
                                                        ------         ------
                                                        $(11.4)        $  6.0
                                                        ======         ======

11.   Other Income

During July 2005, we entered into an agreement with LVMH Moet Hennessey Louis Vuitton for the early termination of our long-term importing and marketing agreements for Glenmorangie products in the United States, Canada, and certain countries in Europe and Asia, effective July 29, 2005. We received approximately $13.5 million for the early termination, which is included in "other income" for the nine months ended January 31, 2006, in the accompanying consolidated statement of operations.

During January 2006, we received proceeds of $24.8 million as compensation for Pernod Ricard assuming the distribution of its brands from Swift & Moore, an Australian distribution company co-owned by Pernod Ricard (following its purchase of Allied-Domecq) and Brown-Forman. This amount is recorded in "other income" for the periods ended January 31, 2006. Pernod Ricard surrendered its ownership interest in Swift & Moore to Brown-Forman effective February 1, 2006, resulting in Brown-Forman becoming 100% owner of Swift & Moore as of that date. Swift & Moore will continue to distribute our brands in Australia.

During January 2006, we sold winery land and buildings in California for $7.0 million, resulting in a gain of $4.6 million that is included in "other income" for the periods ended January 31, 2006.

12.   Stock Options

Prior year amounts have been restated to reflect the retroactive adoption of FASB Statement No. 123(R), "Share-Based Payment," during the fourth quarter of fiscal 2005.

13.   Subsequent Event

On February 10, 2006, we sold the former Lenox headquarters building and property (included in noncurrent assets held for sale in the accompanying consolidated balance sheet as of January 31, 2006) for $9.6 million, resulting in a gain of $3.2 million. The gain will be reflected in discontinued operations during the fourth quarter of fiscal 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


You should read the following discussion and analysis along with our 2005 Annual Report. Note that the results of operations for the nine months ended January 31, 2006, do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, "we," "us," and "our" refer to Brown-Forman Corporation.

Important Note on Forward-Looking Statements:
This report contains statements, estimates, or projections that constitute "forward-looking statements" as defined under U.S. federal securities laws. Generally, the words "expect," "believe," "intend," "estimate," "will," "anticipate," and "project," and similar expressions identify a forward-looking statement, which speaks only as of the date the statement is made. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. We believe that the expectations and assumptions with respect to our forward-looking statements are reasonable. But by their nature, forward-looking statements involve known and unknown risks, uncertainties and other factors that in some cases are out of our control. These factors could cause our actual results to differ materially from Brown-Forman's historical experience or our present expectations or projections. Here is a non-exclusive list of such risks and uncertainties:

 - changes in general economic conditions, particularly in the United States where we earn the majority of our profits;
 - lower consumer confidence or purchasing in the wake of catastrophic events;
 - tax increases, whether at the federal or state level or in major international markets and/or tariff barriers or other restrictions affecting beverage alcohol;
 - restrictions on alcohol marketing, including advertising and promotion, as a result of stricter governmental policies adopted either in the United States or globally;
 - adverse developments in the class action lawsuits filed against Brown-Forman and other spirits, beer and wine manufacturers alleging that our industry conspired to promote the consumption of alcohol by those under the legal drinking age;
 - a strengthening U.S. dollar against foreign currencies, especially the British Pound;
 - reduced bar, restaurant, hotel and travel business in wake of terrorist attacks or threats, such as occurred in September, 2001 in the U.S. and in July, 2005 in London;
 - lower consumer confidence or purchasing associated with rising energy prices;
 - a decline in U.S. spirits consumption as might be indicated by recently published trends suggesting a slight reduction in the growth rate of distilled spirits consumption;
 - longer-term, a change in consumer preferences, social trends or cultural trends that results in the reduced consumption of our premium spirits brands;
 - changes in distribution arrangements in major markets that limit our ability to market our products;
 - increases in the price of energy or raw materials, including grapes, grain, wood, glass, and plastic;
 - excess wine inventories or a further world-wide oversupply of grapes;
 - adverse developments as a result of state investigations of beverage alcohol industry trade practices of suppliers, distributors and retailers.

Results of Operations:
Third Quarter Fiscal 2006 Compared to Third Quarter Fiscal 2005

A summary of our operating performance (expressed in millions, except percentage and per share amounts) is presented below. Continuing Operations consist of our beverage business and Hartmann luggage business. Discontinued Operations consist of Lenox and Brooks & Bentley.

All per share amounts are calculated on a diluted basis unless otherwise indicated.

                                             Three Months Ended
                                                 January 31,
CONTINUING OPERATIONS                       2005             2006         Change
                                           ------           ------        ------
Net sales                                  $607.1           $636.8           5%
Gross profit                                305.0            334.4          10%
Advertising expenses                         76.8             85.0          11%
Selling, general, and
 administrative expenses                    109.3            116.1           6%
Other expense (income), net                   1.5            (32.4)
   Operating income                         117.4            165.7          41%
Gain on sale of investment in affiliate      73.5              --
Interest expense (income), net                2.0             (0.3)
   Income before income taxes               188.9            166.0         (12%)
Income taxes                                 64.5             45.6
   Net income                               124.4            120.4          (3%)

Gross margin                                 50.2%            52.5%

Effective tax rate                           34.1%            27.5%

Earnings per share:
   Basic                                     $1.02            $0.99         (4%)
   Diluted                                    1.02             0.98         (4%)


Diluted earnings from continuing operations for the quarter ended January 31, 2006, declined 4%, to $0.98 per share, from $1.02 per share in the prior year, reflecting the absence of a $0.39 per share gain recorded in the prior year related to the sale of our shares in Glenmorangie plc. Additionally, in the third quarter of this fiscal year we recorded a $0.14 per share net benefit related to changes in our Australian distribution joint venture and a $0.04 per share gain on the sale of winery property. Quarterly earning per share growth was also affected by higher average global trade inventory levels when compared to the prior year ($0.05 per share). Adjusting for these factors (as shown in the following table), underlying earnings per share growth for the quarter was 12%, reflecting continued strong growth in sales and profits for our premium global brands, most notably Jack Daniel's Tennessee Whiskey.

Reported diluted EPS growth                                     (4%)
   Glenmorangie                                                 39%
   Australian distributor transition                           (14%)
   Gain on sale of winery                                       (4%)
   Net increase in trade inventories                            (5%)
                                                               -----
Adjusted diluted EPS growth                                     12%
                                                               =====

We have adjusted for items that are considered to have a significant effect on our underlying growth trends, such as acquisitions and dispositions, changes in distribution arrangements, foreign exchange, and fluctuations in trade inventory levels. We believe that disclosing the adjusted growth in EPS enhances the ability to understand the underlying growth trends for the company as the items adjusted have both a disproportionate positive and negative effect on results in the quarter, making comparisons difficult. In addition, we believe this adjusted growth rate is a more useful guide in forecasting and planning.

Net sales and gross profit for the quarter grew 5% and 10%, respectively, reflecting continued volume and profit growth for Jack Daniel's, Fetzer Wines' profit growth in the United States as a result of lower costs, and positive trends for Finlandia (particularly in central Europe). These factors were partially offset by a stronger U.S. dollar this year compared to last year (negatively affecting this year's net sales by $24 million and gross profit by $11 million) and the absence of sales and gross profit from Glenmorangie and its family of brands, which we formerly distributed in the U.S. and several international markets last year (negatively affecting this year's net sales by $4 million and gross profit by $1 million). Adjusting for these factors, net sales and gross profit improved 10% and 13%, respectively. Management believes that disclosing these rates of growth is important because they are a better indication of the underlying net sales and gross profit growth of the company in the quarter.

In addition to the 10% increase in reported gross profit, other income was up significantly compared to last year, reflecting the sale of the winery assets and consideration received as a result of changes in our Australian joint venture distribution. These positive factors were only partially offset by an 11% increase in advertising investments behind our premium global brands and higher investments in SG&A expenses (6%), due in part to the effect of changes in our distribution network in a number of markets around the world. As a result, reported operating income grew 41%. Adjusting operating income growth for higher global trade inventory levels (which boosted earnings 8%), the sale of winery assets (which increased earnings 4%), the changes in our Australian distribution joint venture (which added 12% to quarter over quarter growth in operating income), and the net effect of a couple of other items (which contributed 4% growth for the quarter), operating income grew at a much lower rate of 13%. Management believes that disclosing this rate of growth is important because it is a better indication of the underlying operating income growth of the company in the quarter.

Global depletions for our total portfolio of brands were up in the mid-single digits in the quarter with balanced growth across all geographies, led by strength in many international markets. (Depletions are shipments from wholesale distributors to retailers, and are commonly regarded in the wine and spirits industry as an approximate measure of consumer demand.) Depletions for our premium global brands, consisting of Jack Daniel's, Southern Comfort, and Finlandia, grew in the high single digits and represent nearly 60% of total volumes. Depletions for our mid-priced regional brands, which include Canadian Mist, Early Times, Fetzer and Bolla, were flat, while depletions of super-premium developing brands continued to grow at a double-digit rate in the quarter.

The effective tax rate of 27.5% for continuing operations for the quarter ended January 31, 2006, is based on an expected effective tax rate of 32.9% on ordinary income for the full fiscal year, less the tax benefit achieved by offsetting various capital gains from continuing operations against the capital loss resulting from the sale of Lenox.


DISCONTINUED OPERATIONS

As discussed earlier, we consummated the sale of substantially all of Lenox on September 1, 2005, and we intend to sell Brooks & Bentley. As a result, we have reported the operations of Lenox and Brooks & Bentley as discontinued operations in the accompanying financial statements. The net loss from discontinued operations during the three months ended January 31, 2006, consists of the results of operations for Brooks & Bentley as well as fees and other costs associated with the Lenox transaction.

                                             Three Months Ended
                                                 January 31,
                                            2005             2006
                                           ------           ------
Net income (loss)                          $(29.4)          $  0.1

Loss per share:
   Basic                                    (0.24)             --
   Diluted                                  (0.24)             --

Results of Operations:
Nine Months Fiscal 2006 Compared to Nine Months Fiscal 2005

A summary of our operating performance (expressed in millions, except percentage and per share amounts) is presented below. Continuing Operations consist of our beverage business and Hartmann luggage business. Discontinued Operations consist of Lenox and Brooks & Bentley.

All per share amounts are calculated on a diluted basis unless otherwise indicated.

                                              Nine Months Ended
                                                 January 31,
CONTINUING OPERATIONS                       2005             2006         Change
                                           ------           ------        ------
Net sales                                $1,715.6         $1,850.0           8%
Gross profit                                888.9            994.8          12%
Advertising expenses                        219.9            244.7          11%
Selling, general, and
 administrative expenses                    311.2            336.6           8%
Other expense (income), net                  (0.6)           (46.6)
   Operating income                         358.4            460.1          28%
Gain on sale of investment in affiliate      72.3              --
Interest expense, net                        11.6              3.8
   Income before income taxes               419.1            456.3           9%
Income taxes                                141.5            136.7
   Net income                               277.6            319.6          15%

Gross margin                                 51.8%            53.8%

Effective tax rate                           33.8%            30.0%

Earnings per share:
   Basic                                     $2.28            $2.62         15%
   Diluted                                    2.27             2.59         14%


For the nine months ended January 31, 2006, earnings from continuing operations were up 14% over the prior year. Growth was driven by positive volume trends and continued margin improvement for our premium global brands. These improvements, combined with higher profits from some of our mid-priced regional brands (most notably Fetzer) and volume and profit growth from our super-premium developing brand portfolio, more than offset increased advertising investments (primarily behind premium global brands) and higher SG&A spending. Adjusting for the items noted below, underlying earnings per share growth was also 14%.

Reported diluted EPS growth                                     14%
   Glenmorangie                                                 13%
   Australian distributor transition                            (6%)
   Gain on sale of winery                                       (2%)
   Net increase in trade inventories                            (3%)
   All other, net                                               (2%)
                                                               -----
Adjusted diluted EPS growth                                     14%
                                                               =====
   *Consists of various items, including lower net interest expense, foreign exchange effects, higher incentive compensation in the prior year, and an asset impairment associated with the company's minority interest in a small Mexican tequila company.


For the first nine months of the fiscal year, net sales grew 8%, or $134 million, to approximately $1.9 billion. Strong year-to-date results in the U.S. and Europe contributed 75% of the total growth, with the remaining growth coming from all other international markets.

Gross profit of $1.0 billion was up 12%. Approximately half of the increase was driven by price increases, favorable mix and cost improvements, with the remainder driven by volume gains, most notably for Jack Daniel's, Southern Comfort, and Finlandia.

Healthy advertising investments of $245 million were up 11% (and 13% on a constant dollar basis), reflecting increased spending in the U.S. and overseas, while SG&A increased 8%.

In the first nine months of fiscal 2006, Jack Daniel's worldwide depletions grew in the high single digits. While this growth rate was slightly below that of the prior year, the brand grew by more than 500,000 cases in the period. Substantial volume gains were registered in the U.S., Asia, South Africa and nearly all markets in Europe. Year-to-date depletions for Southern Comfort grew in the mid-single digits, driven by the brand's continued progress in the U.S., while Finlandia depletions grew at a double-digit rate, propelled by continued strong growth in Poland and Russia.

The effective tax rate of 30.0% for continuing operations for the nine months ended January 31, 2006, is based on an expected effective tax rate of 32.9% on ordinary income for the full fiscal year, less the tax benefit achieved by offsetting various capital gains from continuing operations against the capital loss resulting from the sale of Lenox.

DISCONTINUED OPERATIONS

As discussed earlier, we consummated the sale of substantially all of Lenox on September 1, 2005, and we are pursuing the sale of Brooks & Bentley. As a result, we have reported the operations of Lenox and Brooks & Bentley as discontinued operations in the accompanying financial statements.

                                              Nine Months Ended
                                                 January 31,
                                            2005             2006
                                           ------           ------
Net loss                                   $(30.0)          $(77.5)

Loss per share:
   Basic                                    (0.25)           (0.64)
   Diluted                                  (0.25)           (0.63)

For the nine months ended January 31, 2006, we reported a net loss from discontinued operations of $77.5 million, or $0.63 per diluted share, versus a net loss of $30.0 million for the same prior year period. The loss recorded during fiscal 2006 includes a non-cash impairment charge and fees related to the transaction of approximately $0.57 per share.


EARNINGS OUTLOOK FOR CONTINUING OPERATIONS

Based on strong third quarter results, we have increased our fiscal 2006 full year outlook from continuing operations. We now expect earnings in the range of $2.79 to $2.85 per share compared to the previously communicated projected range of $2.73 to $2.79 per share. Consistent with the previous guidance, this outlook excludes (1) the net benefit from the early termination of our distribution rights to the Glenmorangie family of brands, (2) the net effect of changes in our Australian distribution joint venture, and (3) the gain on sale of winery property in California. The revised outlook compares to prior year's adjusted earnings per share of $2.42, which reflects prior year reported results for continuing operations adjusted to exclude (1) the gain on the sale of Glenmorangie shares and (2) trade inventory reductions related to distribution changes in Europe. Neither the current year outlook nor the prior year results have been adjusted for any other items, such as foreign exchange, changes in net interest and effective tax rates, etc.

This revised full year guidance implies a range of earnings from continuing operations for the fourth quarter of $0.48 to $0.54 per share, versus last year's adjusted earnings of $0.54 per share, reflecting the expectation of reductions in global trade inventory levels, incremental brand investments, an unfavorable effect of a stronger U.S. dollar, and continued incremental SG&A investments in several countries in Europe, Australia, and Japan.

LIQUIDITY AND FINANCIAL CONDITION

Cash and cash equivalents increased by $71.3 million during the nine months ended January 31, 2006, compared to an increase of $221.8 million during the same period last year. Cash provided by operations declined from $342.0 to $243.4 million, primarily reflecting a $67.3 million reduction in cash from discontinued operations in addition to higher working capital requirements in continuing operations. Cash used for investing activities increased by $65.4 million, as we invested a portion of our cash into higher interest-yielding short-term investments. Cash used for financing activities declined by $13.5 million, largely reflecting lower debt repayments and higher proceeds from stock option exercises, partially offset by higher dividend payments.

The American Jobs Creation Act ("the Act"), which was enacted in October 2004, would allow Brown-Forman a special one-time opportunity to repatriate certain foreign earnings before April 30, 2006, at a 5.25% effective tax rate. The opportunity is subject to a number of limitations and requirements, including adoption of a specific domestic reinvestment plan for the repatriated funds. We have not yet repatriated any dividends pursuant to the Act, but are considering the opportunity and will decide whether to do so during the fourth quarter of this fiscal year.


Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We hold debt obligations, foreign currency forward and option contracts, and commodity futures contracts that are exposed to risk from changes in interest rates, foreign currency exchange rates, and commodity prices, respectively. Established procedures and internal processes govern the management of these market risks. As of January 31, 2006, we do not consider the exposure to these market risks to be material.

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

Brown-Forman, in coordination with other defendants, is vigorously defending itself in these cases. Brown-Forman and the other defendants have successfully obtained orders to dismiss three of the pending cases: "Kreft" (Colorado) in December 2005; "Eisenberg" (Ohio) in January 2006; and "Tomberlin" (Wisconsin) in February 2006. In addition, plaintiff Konhauzer (Florida) has voluntarily dismissed that lawsuit. Plaintiffs Kreft (Colorado) and Eisenberg (Ohio) have appealed the dismissal of their cases and plaintiff Tomberlin (Wisconsin) still has time in which to file an appeal.



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


                                                BROWN-FORMAN CORPORATION
                                                     (Registrant)


Date:   March 13, 2006                     By:  /s/ Phoebe A. Wood
                                                Phoebe A. Wood
                                                Executive Vice President and
                                                 Chief Financial Officer
                                                (On behalf of the Registrant and
                                                 as Principal Financial Officer)

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



Date:   March 13, 2006                     By:  /s/ Paul C. Varga
                                                Paul C. Varga
                                                Chief Executive Officer

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



Date:   March 13, 2006                     By:  /s/ Phoebe A. Wood
                                                Phoebe A. Wood
                                                Chief Financial Officer

                                                                     Exhibit 32

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Brown-Forman Corporation ("the Company") on Form 10-Q for the period ended January 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in the capacity as an officer of the Company, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:   March 13, 2006                          By:  /s/ Paul C. Varga
                                                Paul C. Varga
                                                Chief Executive Officer



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