Form 10-K
period 2006-04-30
BROWN FORMAN CORP
filed 2006-06-29
CIK 14693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended April 30, 2006
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


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
(Check one):
Large accelerated filer [X]   Accelerated filer [ ]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value, as of the last business day of the most recently completed second fiscal quarter, of the voting and nonvoting equity held by nonaffiliates of the registrant was approximately $3,800,000,000.

The number of shares outstanding for each of the registrant's classes of Common Stock on May 31, 2006 was:
     Class A Common Stock (voting)            56,829,151
     Class B Common Stock (nonvoting)         65,874,221

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's 2006 Annual Report to Stockholders are incorporated by reference into Parts I, II, and IV of this report. Portions of the Proxy Statement of Registrant for use in connection with the Annual Meeting of Stockholders to be held July 27, 2006 are incorporated by reference into Part III of this report.

                                     PART I
Item 1.  Business

Brown-Forman Corporation ("we," "us," or "our" below) was incorporated under the laws of the State of Delaware in 1933, successor to a business founded in 1870 as a partnership and subsequently incorporated under the laws of the Commonwealth of Kentucky in 1901.

We primarily manufacture, bottle, import, export, and market a wide variety of alcoholic beverage brands. We also manufacture and market new and used oak barrels, and Hartmann Luggage. Our principal beverage brands are:

     Jack Daniel's                                 Fetzer
     Southern Comfort                              Bolla
     Finlandia                                     Five Rivers
     Gentleman Jack                                Fontana Candida
     Jack Daniel's Single Barrel                   Jekel
     Jack Daniel's Ready-to-Drinks                 Bel Arbor
     Canadian Mist                                 Sonoma-Cutrer
     Early Times                                   Bonterra
     Old Forester                                  Virgin Vines
     Pepe Lopez                                    Gala Rouge
     Tuaca                                         Sundial
     Woodford Reserve                              Durbanville Hills*
     Amarula*                                      Korbel*
     Appleton*                                     Mariah*
     Don Eduardo*                                  Michel Picard*
     Chambord Liqueur**


  * Brands represented in the U.S and other select markets by Brown-Forman ** Acquired May 31, 2006


Our primary spirits brand is Jack Daniel's, which is the fourth-largest premium spirits brand and the largest selling American whiskey brand in the world according to volume statistics recently published by a leading trade publication. Our other leading brands are Southern Comfort, the second-largest selling liqueur in the United States, and Canadian Mist, the third-largest selling Canadian whisky worldwide, according to the recently published volume statistics referenced above. Our largest wine brands are Fetzer Vineyards and Bolla, two of the leading premium wine brands in the United States generally selling in the $6-9 per bottle price range according to information published by a leading consumer market research firm. That same firm cites Korbel as the largest selling premium champagne in the retail channel in the United States. We believe the statistics used to rank these products are reasonably accurate.

Geographic information about net sales and long-lived assets is in Note 13 of the Notes to Consolidated Financial Statements on page 64 of our 2006 Annual Report to Stockholders, which information is incorporated into this report by reference.

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

Customers

In the United States, we sell spirits and wines either through wholesale distributors or directly to state governments in those states that control alcohol sales. The contracts that we have with many of our distributors have formulas which determine reimbursement to distributors if we terminate them. The amount of reimbursement is based primarily on the distributor's length of service and a percentage of its purchases over time. Some states have statutes which limit our ability to terminate distributor contracts. Outside the United States, we typically distribute our products by selecting the best local distributor for our brands in each specific market. Our principal export markets are the United Kingdom, Germany, Spain, Italy, Australia, France, South Africa, Canada, Japan, and China.

Ingredients and Other Supplies

The principal raw materials used in manufacturing and packaging distilled spirits are corn, rye, malted barley, glass, cartons, and wood for new white oak barrels, which are used for storage of bourbon and Tennessee whiskey. Currently, none of these raw materials is in short supply, and there are adequate sources from which they may be obtained.

Due to aging requirements, production of whiskeys is scheduled to meet demand three to six years in the future. Accordingly, our inventories are larger in relation to sales and total assets than would be normal for most other businesses.

The principal raw materials used in the production of wines are grapes and packaging materials. Grapes are primarily purchased under contracts with independent growers and, from time to time, are adversely affected by weather and other forces which may limit production. We believe that our relationships with our growers are good.

Competition

The industry is highly competitive and there are many brands sold in the consumer market. Trade information indicates that we are one of the largest wine and spirit suppliers in the United States in terms of revenues.

Regulatory Environment

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

For information on the effects of compliance with federal, state, and local environmental regulations, refer to Note 15, "Environmental Matters," on page 64 of our 2006 Annual Report to Stockholders, which information is incorporated into this report by reference.

Employees

As of April 30, 2006, we employed about 3,750 persons, including approximately 400 employed on a part-time or temporary basis. We believe our employee relations are good.

Available Information

You may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file with the SEC at http://www.sec.gov.

Our Web site address is www.brown-forman.com. Please note that our website address is provided as an inactive textual reference only. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports are available free of charge on our Web site as soon as reasonably practicable after we electronically file those reports with the Securities and Exchange Commission. The information provided on our Web site is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

On our Web site, we have posted our Corporate Governance Guidelines, our Code of Conduct that applies to all directors and employees, and our Code of Ethics that applies specifically to our senior financial officers. We have also posted on our Web site the charters of our Audit and Compensation Committees. Copies of these materials are also available free of charge by writing to our Corporate Secretary, Michael B. Crutcher, 850 Dixie Highway, Louisville, Kentucky 40210 or e-mailing him at Michael_Crutcher@b-f.com.


Item 1A.  Risk Factors

You should carefully consider the following factors that could materially affect our business, as well as the other information set forth in this report. In addition, in our periodic filings with the SEC, press releases and other statements, we discuss estimates and projections regarding our future performance and business outlook. Such "forward-looking statements", by their nature, involve known and unknown risks, uncertainties and other factors that in some cases are out of our control. These factors could cause our actual results to differ materially from our historical experience or our present expectations and projections. The following is a non-exclusive discussion of such risks and uncertainties.

OUR BUSINESS MAY BE ADVERSELY AFFECTED BY UNFAVORABLE ECONOMIC CONDITIONS IN THE UNITED STATES AND ABROAD.

Our business is subject to changes in global economic conditions. The bulk of our business is in the United States and our business prospects generally depend heavily on the health of the U.S. economy. Earnings could be adversely affected by lower consumer confidence and decreased bar, hotel and travel spending resulting from terrorist attacks and related subsequent events, including the U.S. response, major natural disasters, widespread outbreak of infectious diseases such as avian influenza, other hostile acts, retaliation, or threats of any of these. Earnings could also be hurt by the United States' current war in Iraq, or if the United States goes to war against another country deemed to be harboring terrorists or otherwise a threat to U.S. interests.

If global economic conditions deteriorate, or if there is an increase in anti-American sentiment in the principal countries to which we export our beverage products, including the United Kingdom, Germany, Italy, Spain,
Australia, France, Poland, China, and Japan, our sales could materially decrease. The long-term outlook for our beverage business anticipates continued success of Jack Daniel's Tennessee Whiskey, Southern Comfort, Finlandia Vodka, and our other core wine and spirits brands. This assumption is based in part on favorable demographic trends in the United States and many international markets for the sale of wine and spirits. Current expectations for our global beverage business may not be met if these demographic trends do not translate into corresponding sales increases.

OUR INTERNATIONAL OPERATIONS SUBJECT US TO RISKS ASSOCIATED WITH FOREIGN CURRENCY EXCHANGE RATES.

Sales of our brands in international markets are conducted in local currency. Thus, profits from our overseas business could be adversely affected if the U.S. dollar strengthens against other currencies, especially the British Pound, Euro and the Australian Dollar, because the local currency received from the sale of our products would translate into fewer U.S. dollars. To the extent we are unable to effectively manage our exposure to such fluctuations, our financial results will likely suffer.

RISING ENERGY COSTS COULD AFFECT OUR FINANCIAL RESULTS.

If energy costs continue to rise, our transportation, freight and other operating costs, such as distilling, will likely increase. We may not be able to pass along such cost increases to our customers through higher prices. Additionally, rising energy costs may diminish consumer confidence, thereby resulting in decreased demand for our brands.

DEMAND FOR OUR PRODUCTS MAY BE ADVERSELY AFFECTED BY CHANGES IN CONSUMER PREFERENCES AND TASTES.

We operate in a highly competitive marketplace. Maintaining our competitive position depends on our continued ability to offer products that have a strong appeal to consumers. Consumer preferences may shift due to a variety of factors, including changes in demographic and social trends, and changes in dining and beverage consumption patterns, as might be indicated by recent published trends suggesting a slight reduction in the growth rate of distilled spirits consumption in the U.S. In addition, sales of a brand might diminish because of a scare over product contamination or some other negative publicity regarding the brand. If a product recall becomes necessary, that can affect our business.

NATIONAL AND LOCAL GOVERNMENTS MAY ADOPT REGULATIONS THAT COULD INCREASE OUR COSTS OR OUR LIABILITIES, OR THAT COULD LIMIT OUR WINE AND SPIRITS BUSINESS ACTIVITIES.

Our operations are subject to extensive regulatory requirements regarding advertising, marketing, labeling, distribution and production. Legal or regulatory measures against beverage alcohol could adversely affect our business. In particular, governmental bodies in countries where we operate may impose or increase limitations on advertising and promotional activities, or adopt other non-tariff measures that could hurt our sales.

TAX INCREASES COULD HURT OUR FINANCIAL RESULTS.

The wine and spirits business is highly sensitive to changes in taxes. Increases in state or federal excise taxes in the U.S. would depress our domestic wine and spirits business, both through reducing overall consumption and by encouraging consumers to switch to lower-taxed categories of beverage alcohol. No legislation to increase U.S. federal excise taxes on distilled spirits is currently pending, but future increases are possible, as are taxes levied on the broader business community. Tax rates also affect the beverage alcohol business outside the United States, but the impact of those changes in any one country is less likely to be significant to our overall business. Nevertheless, the cumulative effect of such tax increases over time would likely hurt our financial performance.

IF THE SOCIAL ACCEPTABILITY OF OUR PRODUCTS DECLINES OR GOVERNMENTS ADOPT POLICIES AGAINST BEVERAGE ALCOHOL, OUR REVENUES COULD DECREASE AND OUR WINE AND SPIRITS BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED.

Our ability to market and sell our alcohol beverage products depends heavily on both society's attitudes toward drinking and governmental policies that flow from those attitudes. In recent years, there has been increased social and political attention directed at the beverage alcohol industry. The recent attention has focused largely over public health concerns related to alcohol abuse, including drunk driving, underage drinking, and health consequences from the misuse of beverage alcohol. Alcohol critics in the U.S. and Europe increasingly seek governmental measures to make beverage alcohol more expensive, less available, and more difficult to advertise and promote. If the social acceptability of beverage alcohol were to decline significantly, sales of our products could materially decrease. Our sales would also suffer if governments sought to ban or restrict advertising or promotional activities, to limit hours or places of sale, or took other actions designed to discourage alcohol consumption.

LITIGATION RELATING TO ALCOHOL ABUSE AND ILLEGAL ALCOHOL CONSUMPTION COULD ADVERSELY IMPACT OUR BUSINESS.

A number of beverage alcohol producers have been sued over allegations relating to their advertising practices. A law firm has filed nine class action lawsuits against several spirits, beer, and wine manufacturers, including us. The suits allege that our marketing causes illegal consumption of alcohol by persons under the legal drinking ages. To date, the first five courts to consider those lawsuits have dismissed them. Plaintiffs have appealed, or have time remaining to appeal, those dismissals. Another of the cases was voluntarily dismissed. Three others have pending motions to dismiss. We dispute the allegations in these lawsuits and intend to continue to defend these cases vigorously. However, adverse developments in these or similar lawsuits could materially hurt our beverage business and the overall industry generally.

OUR WINE BUSINESS MAY BE ADVERSELY AFFECTED BY PRODUCTION COSTS.

Our California-based wine operations have entered into long-term contracts with various growers and wineries to supply portions of our future grape requirements. Most of the contracts call for prices to be determined based on market conditions, within a certain range, and most of the contracts also have minimum tonnage requirements. Although these contracts provide some protection in times of rising grape prices, the contracts result in above-market costs during times of declining prices. In today's environment of historically low grape prices due to a world over supply of grapes, Fetzer pays above-market costs for some of its raw materials, which can result in a reduction in gross margins. There can be no assurances as to the future prevailing market prices for grapes or our ability, relative to our competitors, to take advantage of oversupply conditions.

FURTHER CONSOLIDATION AMONG SPIRITS PRODUCERS OR WHOLESALERS COULD HINDER THE DISTRIBUTION OF OUR SPIRITS PRODUCTS.

We use a number of different business models to market and distribute our products. However, we rely largely on other spirits producers to distribute and market our products in international markets. In the United States we sell our products to wholesalers through the mandatory three-tier system. Distributor and wholesaler consolidations have not in the past negatively affected our wine and spirits business. Nevertheless, further consolidation among spirits producers overseas or wholesalers in the United States could hinder the distribution of our products as a result of reduced attention and resource allocation to our brands, due to our brands representing a smaller portion of their business and/or a changing competitive environment.

OUR ACQUISITION STRATEGIES AND INTEGRATION OF ACQUIRED BUSINESSES MAY NOT BE SUCCESSFUL.

From time to time, we acquire additional businesses that we believe to be a strategic fit, such as our recent purchase of Chambord Liqueur. Integration of acquired businesses into our existing business may prove challenging, and involve significant devotion of expenses and management time and disruption of our business. Additionally, business acquisitions may expose us to unknown liabilities. We cannot assure you that our acquisitions will not involve such risks.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Significant properties are as follows:

Owned facilities:
   - Office facilities:
        - Corporate offices (including renovated historic structures)
          - Louisville, Kentucky

   - Production and warehousing facilities:
        - Lynchburg, Tennessee
        - Louisville, Kentucky
        - Collingwood, Ontario
        - Shively, Kentucky
        - Woodford County, Kentucky
        - Frederiksted, St. Croix, U.S. Virgin Islands
        - Hopland, California
        - Paso Robles, California
        - Windsor, California
        - Livorno, Italy
        - Pedemonte, Italy
        - Soave, Italy
        - Albany, Kentucky
        - Waverly, Tennessee
        - Lebanon, Tennessee
        - Blois, France (effective May 31, 2006)

Leased facilities:
   - Production and bottling facility in Dublin, Ireland
   - Warehousing facility in Mendocino County, California
   - Stave and heading mill in Jackson, Ohio
   - Retail stores:
        - 7 Hartmann luggage outlet stores in 6 states.

The lease terms expire at various dates and are generally renewable.

We believe that the facilities are in good condition and are adequate for the business.

Item 3.  Legal Proceedings

Brown-Forman Corporation and many other manufacturers of spirits, wine, and beer are defendants in a series of essentially similar class action lawsuits seeking damages and injunctive relief for alleged marketing of beverage alcohol to underage consumers. Nine lawsuits have been filed to date, the first three against eight defendants, including Brown-Forman: Hakki v. Adolph Coors Company, et.al., District of Columbia Superior Court No. CD 03-9183 (November 2003); Kreft v. Zima Beverage Co., et.al., District Court, Jefferson County, Colorado, No. 04cv1827 (December 2003); and Wilson v. Zima Company, et.al., U.S. District Court for the Western District of North Carolina, Charlotte Division, No. 3:04cv141 ( January 2004). Two virtually identical suits with allegations similar to those in the first three lawsuits were filed in Cleveland, Ohio, in April and June, 2004, respectively, against the original eight defendants as well as an additional nine manufacturers of spirits and beer, and are now consolidated as Eisenberg v. Anheuser-Busch, U.S. District Court for the District of Northern Ohio, No. 1:04cv1081. Five similar suits were filed in 2005: Elizabeth H. Sciocchette v. Advanced Brands, Albany County, New York Supreme Court No. 102205 (February 16, 2005); Roger and Kathy Bertovich v. Advanced Brands, Hancock County, West Virginia, Circuit Court No. 05-C-42M (February 17, 2005); Jacquelin Tomberlin v. Adolph Coors, Dane County (Madison, Wisconsin) Circuit Court, (February 23, 2005); Viola Alston v. Advanced Brands, Wayne County, Michigan, Circuit Court No. 05-509294, (March, 30, 2005), and Craig Konhauzer v. Adolph Coors Company, Broward County, Florida Circuit Court, No. 05004875 (March 30, 2005). In addition, Brown-Forman received in February, 2004, a pre-lawsuit notice under the California Consumer Protection Act indicating that the same lawyers intend to file a lawsuit there against many industry defendants, including Brown-Forman, presumably on the same facts and legal theories.

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

Brown-Forman, in coordination with other defendants, is vigorously defending itself in these cases. Brown-Forman and the other defendants have successfully obtained orders to dismiss five of the pending cases: Kreft (Colorado) in October 2005; Eisenberg (Ohio) in February 2006; and Tomberlin (Wisconsin) in March 2006, Hakki (D.C.) in March 2006, and Alston (Michigan) in May 2006. In addition, plaintiff Konhauzer (Florida) has voluntarily dismissed that lawsuit. Each involuntarily dismissal is being appealed by the respective plaintiffs.


Item 4.  Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant


                                                Principal Occupation and
     Name                         Age             Business Experience
     ----                         ---       ---------------------------------

Owsley Brown II                    63       Chairman of the Board of the Company
                                            since 1995. Chief Executive Officer
                                            of the Company from 1993 to July
                                            2005.

Paul C. Varga                      42       President and Chief Executive
                                            Officer of the Company since August
                                            2005. President and Chief Executive
                                            Officer of Brown-Forman Beverages
                                            (a division of the Company) since
                                            August 2003. Global Chief Marketing
                                            Officer for Brown-Forman Beverages
                                            from 2000 to July 2003.

Phoebe A. Wood                     53       Executive Vice President and Chief
                                            Financial Officer of the Company
                                            since 2001.

Michael B. Crutcher                62       Vice Chairman, General Counsel, and
                                            Secretary since August 2003. Senior
                                            Vice President, General Counsel, and
                                            Secretary from 1989 to August 2003.

James S. Welch, Jr.                47       Vice Chairman, Strategy and Human
                                            Resources since August 2003. Senior
                                            Vice President and Executive
                                            Director of Human Resources from
                                            1999 to August 2003.

James L. Bareuther                 60       Executive Vice President and Chief
                                            Operating Officer of Brown-Forman
                                            Beverages since August 2003.
                                            President of Brown-Forman Spirits
                                            Americas from 2001 to August 2003.

Jane C. Morreau                    47       Vice President and Controller since
                                            August 2002. Director of Business
                                            Planning & Analysis from 1997 to
                                            July 2002.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

Our Class A and Class B Common Stock is traded on the New York Stock Exchange (symbols "BFA" and "BFB," respectively).

Holders of record of Common Stock at April 30, 2006:
         Class A Common Stock (Voting)               3,436
         Class B Common Stock (Nonvoting)            4,145

For the other information required by this item, refer to the section entitled "Quarterly Financial Information" at the front of the 2006 Annual Report to Stockholders, which information is incorporated into this report by reference.

Item 6.  Selected Financial Data

For the information required by this item, refer to the section entitled "Selected Financial Data" on page 37 of the 2006 Annual Report to Stockholders, which information is incorporated into this report by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

For the information required by this item, refer to the section entitled "Management's Discussion and Analysis" on pages 38 through 50 of the 2006 Annual Report to Stockholders, and the section entitled "Important Information on Forward-Looking Statements" on page 70 of the 2006 Annual Report to Stockholders, which information is incorporated into this report by reference.

Impact of Inflation and Changing Prices

Inflation affects the way we market and price our products in many markets around the world. In general, and with respect to the most recent three fiscal years, we believe that over time we have been able to increase prices to counteract the majority of the inflationary effects on our net sales, revenue and income from continuing operations.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

For the information required by this item, refer to the section entitled "Market Risks" beginning on page 48 of the 2006 Annual Report to Stockholders, which information is incorporated into this report by reference.

Item 8.  Financial Statements and Supplementary Data

For the information required by this item, refer to the Consolidated Financial Statements, Notes to Consolidated Financial Statements, Reports of Management, and Report of Independent Registered Public Accounting Firm on pages 51 through 67 of the 2006 Annual Report to Stockholders, which information is incorporated into this report by reference.

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

For the other information required by this item, refer to "Management's Report on Internal Control over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" on pages 66 and 67 of the 2006 Annual Report to Stockholders, which information is incorporated into this report by reference.


Item 9B.  Other Information

None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 27, 2006, which information is incorporated into this report by reference:
(a) "Election of Directors" on pages 6 through 8 (for information on directors);
(b) "Corporate  Governance"  on page 9 (for  information on our Code of Ethics);
(c) the last paragraph on page 18 (for information on delinquent Section 16 filings); and (d) "Audit Committee" on pages 19 through 21. Also, see the information with respect to "Executive Officers of the Registrant" under Part I of this report, which information is incorporated herein by reference.

We will post any amendments to our Code of Ethics that applies to our chief executive officer, principal financial officer, controller and principal accounting officer, and any waivers that are required to be disclosed by the rules of either the SEC or NYSE on our Web site.

We filed during the fiscal year ended April 30, 2006 with the NYSE the Annual CEO Certification regarding the Company's compliance with the NYSE's Corporate Governance listing standards as required by Section 303A-12(a) of the NYSE Listed Company Manual. In addition, the Company has filed as exhibits to this annual report and to the annual report on Form 10-K for the year ended April 30, 2005, the applicable certifications of its Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the company's public disclosures.


Item 11.  Executive Compensation

For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 27, 2006, which information is incorporated into this report by reference:
(a) "Executive Compensation" on pages 22 through 31; (b) "Retirement Plan Descriptions" on page 32; and (c) "Director Compensation" on page 33.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

                      Equity Compensation Plan Information

In July 2004, shareholders approved the 2004 Omnibus Compensation Plan as the successor to both the 1994 Omnibus Compensation Plan providing equity awards to employees and the Non-Employee Directors ("NED") Plan providing equity awards to non-employee directors. At the time the NED Plan was discontinued, it had not been submitted to shareholders. The following table provides information on these plans as of the end of the most recently completed fiscal year:


                                                                                                  Number of securities
                                 Number of securities to be     Weighted-average exercise         remaining available
                                  issued upon exercise of         price of outstanding            for future issuance
                                    outstanding options,          options, warrants and        under equity compensation
Plan category                       warrants and rights                 rights(1)                      plans(2)
Equity compensation plans
approved by security holders             4,492,498                        $40.58                        5,094,788

Equity compensation plans not
approved by security holders               164,908                        $32.30                            --   (3)
                                         ---------                        ------                        ---------
Total                                    4,657,406                        $40.28                        5,094,788
                                         =========                        ======                        =========

   (1) The difference in weighted-average exercise price between plans is primarily due to a premium-priced, broad-based grant made to employees under the stockholder-approved plan. In all other instances, grant prices were equal to the fair market value of the stock at the time of grant.

   (2) Securities available for issuance under the 2004 Omnibus Compensation Plan include stock, stock options, stock appreciation rights, market value units, and performance units.

   (3) No further awards can be made under the NED plan.

For the other information required by this item, refer to the section entitled "Stock Ownership" on pages 14 through 18 of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 27, 2006, which information is incorporated into this report by reference.

Item 13.  Certain Relationships and Related Transactions

For the information required by this item, refer to the section entitled "Transactions with Management" on page 35 of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 27, 2006, which information is incorporated into this report by reference.

Item 14.  Principal Accountant Fees and Services

For the information required by this item, refer to the section entitled "Fees Paid to Independent Auditor" on page 20 of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 27, 2006, which information is incorporated into this report by reference.

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  1 and 2 - Index to Consolidated Financial Statements and Schedule:

                                                                                                        Reference
                                                                                                                     Annual
                                                                                            Form 10-K               Report to
                                                                                          Annual Report            Stockholders
                                                                                              Page                   Page(s)
        Incorporated by reference to our Annual Report to
           Stockholders for the year ended April 30, 2006:

           Consolidated Statements of Operations for the
              years ended April 30, 2004, 2005, and 2006*                                         --                   51
           Consolidated Balance Sheets at April 30, 2005 and 2006*                                --                   52
           Consolidated Statements of Cash Flows for the
              years ended April 30, 2004, 2005, and 2006*                                         --                   53
           Consolidated Statements of Stockholders' Equity
              for the years ended April 30, 2004, 2005, and 2006*                                 --                   54
           Notes to Consolidated Financial Statements*                                            --                 55 - 65
           Reports of Management*                                                                 --                   66
           Report of Independent Registered Public Accounting Firm*                               --                   67
           Important Information on Forward-Looking Statements                                    --                   70

        Consolidated Financial Statement Schedule:
           Report of Independent Registered Public Accounting Firm
            on Financial Statement Schedule                                                       S-1                  --
           II - Valuation and Qualifying Accounts                                                 S-2                  --


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

(a)    3 - Exhibits: Filed with this report:

Exhibit Index
-------------

     10(k) Asset Purchase Agreement, dated as of March 15, 2006, among Chatham International Incorporated, Charles Jacquin et Cie., Inc., the Selling Stockholders and Brown-Forman Corporation.

     10(l) Amendment and Restatement Agreement dated as of April 10, 2006 in respect of the Five-Year Credit Agreement dated as of July 30, 2004, among Brown-Forman Corporation; Brown-Forman Beverages Europe Ltd.; the Lenders party thereto; and JPMorgan Chase Bank, N.A., as Administrative Agent.

     13 Brown-Forman Corporation's Annual Report to Stockholders for the year ended April 30, 2006, but only to the extent set forth in Items 1, 5, 6, 7, 7A, 8 and 9A of this Annual Report on Form 10-K for the year ended April 30, 2006.

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

    10(a) Brown-Forman Corporation Supplemental Executive Retirement Plan, which is incorporated into this report by reference to Brown-Forman Corporation's Form 10-K filed on July 23, 1990.

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


                                            BROWN-FORMAN CORPORATION
                                                 (Registrant)



                                            /s/ Paul C. Vargs
Date:  June 29, 2006                        By: Paul C. Varga
                                                Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on June 29, 2006 as indicated:


/s/ Ina Brown Bond                            /s/ Richard P. Mayer
By: Ina Brown Bond                            By: Richard P. Mayer
    Director                                      Director



/s/ Barry D. Bramley                          /s/ Jane C. Morreau
By: Barry D. Bramley                          By: Jane C. Morreau
    Director                                      Vice President and Controller
                                                  (Principal Accounting Officer)


/s/ Geo. Garvin Brown IV                      /s/ Stephen E. O'Neil
By: Geo. Garvin Brown IV                      By: Stephen E. O'Neil
    Director                                      Director



/s/ Martin S. Brown, Jr.                      /s/ William M. Street
By: Martin S. Brown, Jr.                      By: William M. Street
    Director                                      Director, Former President,
                                                  Brown-Forman Corporation


/s/ Owsley Brown II                           /s/ Paul C. Varga
By: Owsley Brown II                           By: Director, Chief Executive
    Director, Chairman of the Board               Officer



/s/ Donald G. Calder                          /s/ Phoebe A. Wood
By: Donald G. Calder                          By: Phoebe A. Wood
    Director                                      Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

/s/ Sandra A. Frazier
By: Sandra A. Frazier
    Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                        ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of Brown-Forman Corporation:

Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated June 22, 2006 appearing in the 2006 Annual Report to Stockholders of Brown-Forman Corporation (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(1) and (2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Louisville, Kentucky
June 22, 2006

                    BROWN-FORMAN CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               For the Years Ended April 30, 2004, 2005, and 2006
                            (Expressed in thousands)


                      Col. A                           Col. B                Col. C                Col. D           Col. E
                      ------                           ------                ------                ------           ------
                                                                           Additions
                                                     Balance at            Charged to                              Balance at
                                                     Beginning                Costs                                    End
                   Description                       of Period            and Expenses           Deductions         of Period
                   -----------                       ----------           ------------           ----------        ----------

2004
    Allowance for Doubtful Accounts                    $5,560                 $754                $833(1)            $5,481

2005
    Allowance for Doubtful Accounts                    $5,481                 $286                $207(1)            $5,560

2006
    Allowance for Doubtful Accounts                    $5,560                 $274                $122(1)            $5,712


 (1) Doubtful accounts written off, net of recoveries.

                                                                   Exhibit 10(k)



                            ASSET PURCHASE AGREEMENT

                                      among

                       CHATAM INTERNATIONAL INCORPORATED,

                         CHARLES JACQUIN ET CIE., INC.,

                            THE SELLING STOCKHOLDERS

                                       and

                            BROWN-FORMAN CORPORATION

                           Dated as of March 15, 2006






This ASSET PURCHASE AGREEMENT, dated as of March 15, 2006 (this "Agreement"), among Chatam International Incorporated, a Delaware corporation (the "Seller"), Charles Jacquin et Cie., Inc., a Pennsylvania corporation (the "Selling Subsidiary") and Brown-Forman Corporation, a Delaware corporation (the "Buyer"), and, solely for purposes of Articles IV, VIII, IX and X and Section 6.9, N.J. "Sky" Cooper, John A. Cooper and Robert J. Cooper (the "Selling Stockholders").

WHEREAS, the Seller and its Subsidiaries are, among other things, engaged in the worldwide business of producing, marketing, distributing and selling a luxury liqueur under the trade name "Chambord" (as conducted as of the date hereof or as of the Closing Date, as the case may be, by the Seller and its Subsidiaries, the "Business"; the Business excluding the Chambord Business (as defined in the R&J Sale Agreement), the "Transferred Business"); and

WHEREAS, Chambord et Cie SARL, a French societe a responsabilite limitee ("Chambord"), a company indirectly controlled by the Seller, is, among other things, engaged in the business of producing principally for the Selling Subsidiary and selling principally to the Selling Subsidiary a luxury liqueur under the trade name "Chambord" (the "Product") and producing, selling, marketing and distributing the Product in certain countries outside of the United States; and

WHEREAS, the Selling Subsidiary is, among other things, engaged in the business of distributing, marketing and selling the Product to distributors and end-users principally in the United States; and

WHEREAS, the Seller is, among other things, engaged in the business of holding certain Intellectual Property relating to the Product; and

WHEREAS, the Buyer, the Seller and the Selling Subsidiary desire to make certain representations, warranties and agreements in connection with the purchase by the Buyer from the Seller and the Selling Subsidiary, and the sale by the Seller and the Selling Subsidiary to the Buyer, of the Transferred Business, and also to prescribe various conditions to the purchase and sale of the Business; and

WHEREAS, the Seller is currently the sole shareholder of R&J Liqueurs EURL, a French enterprise unipersonnelle a responsabilite limitee ("R&J") and, as a consequence of a contribution in kind (apport partiel d'actif place sous le regime des scissions) by Chambord, on the Closing Date (as defined in this Agreement) the Seller and Chambord will together hold 100% of the shares and voting rights of R&J ;and

WHEREAS, the Buyer, Chambord and the Seller desire to make certain representations, warranties and agreements in connection with the purchase by the Buyer and sale by Chambord and the Seller of the outstanding capital stock of R&J and also to prescribe certain conditions to the purchase and sale of the outstanding capital stock of R&J, as set forth in the Share Purchase Agreement, dated the date of this Agreement (the "R&J Sale Agreement"), by and among the Buyer, Chambord and the Seller, attached to this Agreement as Exhibit I.

NOW, THEREFORE, in consideration of the premises and the mutual representations, warranties, covenants and agreements set forth in this Agreement and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties to this Agreement agree as follows:

                                   ARTICLE I

                       DEFINITIONS; RULES OF CONSTRUCTION

     SECTION 1.1. Definitions. As used in the Agreement, the following terms shall have the following meanings:

     "Action" shall mean any claim, suit, action, arbitration, hearing, charge, complaint, claim, demand, investigation, inquiry or other proceeding.

     "Affiliate" shall mean, with respect to any Person, any other Person that directly or indirectly, through one or more intermediaries, controls, is controlled by or is under common control with, such Person.

     "Agreement" shall have the meaning set forth in the heading of this Agreement.

     "Allocation" shall have the meaning set forth in Section 2.1(g).

     "Applicable Law" shall mean, with respect to any Person, any U.S. federal, state, local or foreign statute, law, ordinance, rule, administrative interpretation, regulation, order, writ, injunction, directive, judgment, decree or other requirement of any Governmental Entity applicable to such Person or any of its properties or assets.

     "Assigned Contracts" shall have the meaning set forth in the definition of "Transferred Assets".

     "Assumed Liabilities" shall mean all of the following Liabilities (other than the Retained Liabilities) of the Seller or, where applicable, the Selling Subsidiary solely to the extent that they arise out of, result from or are related to the Transferred Business:

(a) Liabilities From and After the Closing. All Liabilities and any Taxes to the extent that they arise out of, result from or are related to the Buyer's ownership of the Transferred Assets or the operation of the Transferred Business from and after the Closing;

(b) Actions. All Liabilities of the Seller or the Selling Subsidiary with respect to all Actions to the extent arising out of, resulting from or related to the Transferred Business or the Transferred Assets from and after the Closing;

(c) Transferred Assets. All Liabilities of the Seller or the Selling Subsidiary to the extent arising out of, resulting from or related to any of the Transferred Assets from and after the Closing; and

(d) Returned Products. Subject to Section 2.1(c), all Liabilities of the Seller or the Selling Subsidiary to the extent that they arise out of, result from or are related to the Product returned for credit, refund or replacement after the Closing Date.

(e) Suntory Distribution Agreement. All Liabilities of the Seller or the Selling Subsidiary to the extent arising on or after the Closing in respect of the Sole Distribution Agreement, dated as of August 29, 2001, among Chambord, the Selling Subsidiary and Suntory (Aust) Pty Ltd. (the "Suntory Distribution Agreement"), in respect of which notice of termination was given on September 16, 2005 and pursuant to which the obligation to provide product to Suntory will terminate effective as of October 1, 2006, but excluding for all purposes under this paragraph (e) all Liabilities arising as a result of or in connection with the termination of the Suntory Distribution Agreement.

     "Average Return Rate" means the product of (a) a fraction, the numerator of which is the average daily returns in the United States for the last twelve months and the denominator of which is the average daily gross sales in the United States for the latest twelve months, and (b) 60.

     "Business" shall have the meaning set forth in the recitals of this Agreement.

     "Business Day" shall mean any day that is not a Saturday, a Sunday, a legal holiday in France (within the meaning of article L. 222-1 of the French Labor
Code) or any other day on which banks are required or authorized by law to be closed in The City of New York.

     "Buyer" shall have the meaning set forth in the heading of this Agreement.

     "Buyer Material Adverse Effect" shall mean any change or effect that is, or would reasonably be expected to be, materially adverse to the ability of the Buyer to timely consummate the transactions contemplated by this Agreement.

     "Chambord" shall have the meaning set forth in the recitals of this Agreement.

     "Chambord Business" shall have the meaning assigned to such term in the R&J Sale Agreement.

     "Charter Documents" shall have the meaning set forth in Section 4.2.

     "Closing" shall have the meaning set forth in Section 3.1(a).

     "Closing Date" shall have the meaning set forth in Section 3.1(a).

     "Code" shall mean the Internal Revenue Code of 1986, as amended.

     "Confidentiality Agreement" shall mean the confidentiality agreement, dated as of November 11, 2005, between the Seller and the Buyer.

     "Consent" shall mean any consent, approval, qualification, license, permit, order or authorization.

     "Contract"   shall  have  the  meaning  set  forth  in  the  definition  of
"Transferred Assets".

     "Controlling Party" shall have the meaning set forth in the Section 8.6(c).

     "DOJ" shall have the meaning set forth in Section 6.3(b).

     "Excluded Taxes" shall mean (a) any Taxes of, or required to be paid by, Seller, the Selling Subsidiary or any of their Affiliates (other than Taxes of R&J which shall be covered solely by the R&J Sale Agreement) for any period, (b) any Taxes relating to the Transferred Business or the Transferred Assets for or applicable to the Pre-Closing Period, including any Property Taxes, and (c) any Transfer Taxes. For purposes of this Agreement, in the case of any Straddle Period, (1) Property Taxes for the Pre-Closing Period shall be equal to the amount of such Property Taxes for the entire Straddle Period multiplied by a fraction, the numerator of which is the number of days during the Straddle Period that are in the Pre-Closing Period and the denominator of which is the number of days in the entire Straddle Period, and (2) Taxes (other than Property Taxes) for the Pre-Closing Period shall be computed as if such taxable period ended as of the close of business on the Closing Date.

     "Filing" shall mean any registration, declaration, notification or filing.

     "FIRPTA Certificate" shall have the meaning set forth in Section 3.2(c).

     "Foreign Governmental Consents" shall have the meaning set forth in Section 6.3(d).

     "FTC" shall have the meaning set forth in Section 6.3(b).

     "GAAP" shall mean those generally accepted accounting principles used in the United States and recognized as such by the American Institute of Certified Public Accountants or by the Financial Accounting Standards Board.

     "Global Trademark Assignments" shall have the meaning set forth in the definition of "Related Agreements".

     "Governmental  Entity"  shall  mean  any  U.S.  federal,   state  or  local
government or governmental entity or any foreign government or governmental authority or any political or other subdivision, department or branch thereof or any regulatory, administrative or other agency or any court or tribunal of any of the foregoing.

     "HSR Act" shall mean the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

     "Intellectual Property" shall mean all intellectual property, including (i) patents, inventions, and industrial designs, including any applications therefor, continuations, divisionals, continuations-in-part, re-examinations, provisionals, and reissues; (ii) all registered and unregistered trademarks, service marks, trade names, brand names, fictitious or assumed names, corporate names, domain names, URLs, logos, designs, slogans, labels, and trade dress, indicia of origin and other source indicators, all registrations, applications, pending applications, and renewals relating thereto, together with the goodwill of the business associated therewith or symbolized thereby; (iii) copyrights and copyrightable works, and any registrations, applications or renewals relating thereto ("Copyrights"); (iv) trade secrets, technology, know-how, ways of doing business and confidential information and proprietary information, processes, drawings, plans and files used in the production of any bottles and packaging, formulae, customer lists and data, technical information, process technology, recipes, methodologies and all other similar proprietary or industrial property rights in any of the foregoing, whether such rights are now known or hereafter discovered, whether patentable or unpatentable, registrable or unregistrable;
(v) all moral rights, to the extent assignable; (vi) all bottle or package designs, the protectible features of bottle caps, all design rights and registered and unregistered designs; (vii) all rights or forms of protection of a similar nature or having equivalent or similar effect to any of those which subsist anywhere in the world); and (viii) and all other intellectual property rights.

     "Inventory Purchase Price" shall have the meaning set forth in Section 2.1(b).

     "Knowledge" shall mean (i) with respect to the Seller, the knowledge of the persons set forth on Schedule 1.1(a) after due inquiry; and (ii) with respect to the Buyer, the knowledge of the persons set forth on Schedule 1.1(b) after due inquiry.

     "Liabilities" shall mean any and all debts, liabilities, commitments and obligations, whether fixed, contingent or absolute, matured or unmatured, liquidated or unliquidated, accrued or not accrued, known or unknown, whenever or however arising and whether or not the same would be required by GAAP or any other accounting principles or standards to be reflected in financial statements or disclosed in the notes thereto.

     "Liens"   shall   mean,   collectively,   any  liens,   mortgage,   pledge,
hypothecation, assignment, preference, claims, security interests, options, rights of first refusal, charges or other encumbrances.

     "Material Adverse Effect" shall mean any change or effect that is, or would reasonably be expected to be, materially adverse to the Purchased Assets, Transferred Liabilities, financial condition or results of operations of the Business, in each case with respect to the Transferred Assets, the Assumed Liabilities and the Chambord Business taken as a whole, other than any change or effect to the extent as a result of, arising from or relating to, directly or indirectly, (a) changes in prevailing interest rates, (b) changes in general economic or market conditions that do not have a disproportionate effect on the Business as compared to other businesses in the industry in which the Business operates, (c) changes or developments in the industry in which the Business operates that do not have a disproportionate effect on the Business as compared to other businesses in the industry in which the Business operates, (d) any action required to be taken pursuant to. or any omission required by, the express terms of this Agreement, and (e) changes in Applicable Law or accounting regulations or principles or interpretations thereof that do not have a disproportionate effect on the Business as compared to other businesses in the industry in which the Business operates.

     "Non-Controlling Party" shall have the meaning set forth in Section 8.6(c).

     "Normal Business Hours" shall mean the hours Monday through Friday between 9:00 a.m. and 5:00 p.m., local time, on any business day in the place in question.

     "Permitted Liens" shall mean, collectively, (a) Liens for Taxes, assessments and other governmental charges not yet due and payable or, if due, not delinquent or being contested in good faith by appropriate proceedings, (b) mechanics', workmen's, repairmen's, warehousemen's, landlord's, carriers' or other like Liens, including all statutory Liens, arising or incurred in the ordinary course of business and with respect to which the underlying obligations are not delinquent or are being contested in good faith and by appropriate proceedings, (c) original purchase price conditional sales contracts and equipment leases with third parties entered into in the ordinary course of business as long as such contracts and leases have been disclosed to the party to whom the applicable representation is made, (d) Liens disclosed on Schedule 1.1(c), (e) Liens that do not materially affect the value or use of the underlying asset (provided, however, that any Lien under this clause (e) shall not constitute a Permitted Lien for all purposes under this Agreement with respect to any Transferred Intellectual Property), and (f) restrictions imposed by Applicable Law.

     "Person" shall mean any individual, corporation, limited liability company, partnership, joint venture, trust, estate, association, organization, labor union, Governmental Entity or other entity.

     "Pre-Closing Period" means any taxable period (or portion thereof) ending on or prior to the Closing Date.

     "Property Taxes" means real, personal and intangible ad valorem property taxes.

     "Purchase Price" shall have the meaning set forth in Section 2.1(a).

     "Purchased Assets" means the Transferred Assets and the R&J Transferred Assets, taken as a whole.

     "R&J" shall have the meaning set forth in the recitals of this Agreement.

     "R&J Assumed Liabilities" shall mean the Included Liabilities (as defined in the R&J Sale Agreement) and the Taxes of R&J other than those for which the Buyer is entitled to indemnification under the R&J Sale Agreement.

     "R&J Retained Assets" shall mean all assets of R&J other than the R&J Transferred Assets.

     "R&J Retained Liabilities" shall mean all liabilities of R&J other than the R&J Assumed Liabilities.

     "R&J Sale Agreement" shall have the meaning set forth in the recitals of this Agreement.

     "R&J Transferred Assets" shall mean all of the assets, properties, rights, privileges, claims and agreements of every kind and nature, real and personal, tangible and intangible, absolute or contingent, wherever located, that are to be acquired by Buyer pursuant to, and in accordance with the terms of, the R&J Sale Agreement.

     "Records" shall have the meaning set forth in Section 6.4(c).

     "Related Agreements" shall mean the following:

(a) Global Intellectual Property Assignment. The Global Trademark Assignment and Global Domain Name Assignment from Seller and Selling Subsidiary that shall transfer title to Buyer at Closing to all Intellectual Property included in the Transferred Assets, substantially in the form attached to this Agreement as Exhibit II (the "Global Trademark Assignments");

(b) Trademark License and Know-How Agreement. An exclusive (even as to Buyer) worldwide, fully paid up license granting Seller and its Affiliates the right to use the "Chambord" name and mark in connection with the manufacturing, distribution, offer to sell, sale, advertising, marketing and promotion of preserves, conserves and jams, substantially in the form attached to this Agreement as Exhibit III (the "Trademark License and Know-How Agreement"); and

(c) Bill of Sale. Bill(s) of sale, substantially in the form attached to this Agreement as Exhibit IV.

(d) Transition Services Agreement. A Transition Services Agreement, substantially in the form attached to this Agreement as Exhibit V, pursuant to which the Seller will and will cause its Affiliates to assist the Buyer in managing the transition of certain relationships with distributors, customers, suppliers, advertising agencies and promotional agencies of the Business (the "Transition Services Agreement").

(e)  Escrow Agreement. The Escrow Agreement.

     "Retained Assets" shall mean all assets, properties, rights, privileges, claims and agreements of every kind and nature, real and personal, tangible and intangible, absolute or contingent which are held directly or indirectly by the Seller or its Subsidiaries other than R&J (expressly excluding the capital stock of R&J) not otherwise expressly included in the definition of Transferred Assets or transferred from Chambord to R&J as a result of the Contribution (as defined in the R&J Sale Agreement), including the following:

(a) This Agreement. The consideration delivered to the Seller and/or the Selling Subsidiary, as the case may be, pursuant to this Agreement and the R&J Sale Agreement and all rights of the Seller and/or the Selling Subsidiary, as the case may be, under this Agreement, the R&J Sale Agreement and the Related Agreements and any instruments delivered pursuant to or in connection with this Agreement, the R&J Sale Agreement or any Related Agreement;

(b) Cash and Cash Equivalents. All cash and cash equivalents or similar types of investments, such as certificates of deposit, Treasury bills and other marketable securities;

(c) Tax Refunds. Any refund of Taxes paid by the Seller or its Subsidiaries for any Pre-Closing Period;

(d)  Insurance   Policies.   All  insurance  policies  of  the  Seller  and  its
     Subsidiaries and all rights of the Seller and its Subsidiaries of every nature and description under or relating out of such insurance policies;

(e) Intellectual Property. All Intellectual Property not included in the definition of Transferred Assets;

(f)  Other Assets. Those items set forth on Schedule 1.1(d).

     "Retained Liabilities" shall mean all Liabilities of the Seller or any of its Subsidiaries (other than the R&J Assumed Liabilities) of any nature whatsoever, whether accrued, absolute, contingent or otherwise, asserted or unasserted, known or unknown, not otherwise expressly included in the definition of Assumed Liabilities or transferred from Chambord to R&J as a result of the Contribution (as defined in the R&J Sale Agreement), including the following:

(a) Indebtedness. All indebtedness for borrowed money and any guarantees in respect thereof of the Seller or the Selling Subsidiary;

(b) Retained Assets. All Liabilities of the Seller or the Selling Subsidiary arising out of, resulting from or to the extent related to the Retained Assets;

(c)  Excluded Taxes. All Liabilities for Excluded Taxes;

(d) This Agreement. All liabilities and obligations of the Seller and the Selling Subsidiary pursuant to this Agreement, the Related Agreements and the R&J Sale Agreement and all liabilities and obligations of the Seller and the Selling Subsidiary under this Agreement, the Related Agreements, the R&J Sale Agreement and any instruments delivered pursuant to or in connection with this Agreement, the Related Agreements and the R&J Sale Agreement;

(e) Pre-Closing Liabilities. All Liabilities of the Seller or the Selling Subsidiary to the extent existing at the time of, or arising out of acts, events or ommissions to act that occurred prior to, the Closing or in connection with the conduct by the Seller or any of its Subsidiaries of the Business prior to the Closing, whether in violation of any Applicable Law, Contracts or fiduciary duties or otherwise; and

(f) Termination Expense and Compensation. All compensation, fees, expenses or damages incurred, due or payable (including "good will," "lost profit," "value of franchise," or any other statutory, legal or equitable theory of recovery) to any distributor of the Seller or the Selling Subsidiary as a result of the termination or non-renewal of any distribution or other agreement between the Seller or any of its affiliates, on the one hand, and the distributor and its affiliates, on the other hand (including any such compensation, fee, expense or damage payable under the Sole Distribution Agreement, dated as of August 29, 2001, among Chambord, the Selling Subsidiary and Suntory (Aust) Pty Ltd., in respect of which notice of termination was given on September 16, 2005 and pursuant to which the obligation to provide product to Suntory will terminate effective as of October 1, 2006), or as a result of the transactions contemplated by this Agreement or the R&J Sale Agreement.

     "Seller" shall have the meaning set forth in the heading of this Agreement.

     "Selling Subsidiary" shall have the meaning set forth in the heading of this Agreement.

     "Straddle Period" means any taxable period beginning on or prior to and ending after the Closing Date.

     "Subsidiary" shall mean, as to any Person, any corporation, partnership or other entity of which shares of capital stock or other ownership interests having ordinary voting power (other than capital stock or such other ownership interests having such power only by reason of the happening of a contingency) to elect a majority of the board of directors or other managers of such corporation, partnership or other entity are at the time owned, or the management of which is otherwise controlled, directly or indirectly through one or more intermediaries, or both, by such Person.

     "Tax" or "Taxes" shall mean all federal, state, provincial, local, territorial and foreign income, profits, franchise, license, capital, transfer, ad valorem, wage, severance, occupation, import, custom, gross receipts, payroll, sales, employment, use, property, real estate, excise, value added, estimated, stamp, alternative or add-on minimum, environmental, withholding and any other taxes, duties, levies, imposts, assessments or governmental tax charges of any kind whatsoever, together with all interest, penalties and additions imposed with respect to such amounts, or imposed as a consequence of any failure to file any Tax Return or make any payment with respect to such amount.

     "Tax Authority" shall mean any domestic, foreign, federal, national, state, provincial, county or municipal or other local government, any subdivision, agency, commission or authority thereof, or any quasi-governmental body exercising any taxing authority or any other authority exercising Tax regulatory authority.

     "Tax Claim" shall have the meaning set forth in Section 8.6(c).

     "Tax Return" shall mean all returns, declarations, reports, forms, claims for refund or information returns or statements relating to Taxes (whether in tangible or electronic form), including any schedule or attachment thereto, and including any amendment thereof filed or to be filed with any Tax Authority in connection with the determination, assessment or collection of Taxes.

     "Trademark License and Know-How Agreement" shall have the meaning set forth in the definition of "Related Agreements".

     "Transfer Taxes" means all transfer, documentary, sales, use, registration, value-added and other similar Taxes (including interest, penalties and additions to Tax).

     "Transferred Assets" shall mean all of the following assets, properties, rights, privileges, claims and agreements of every kind and nature, real and personal, tangible and intangible, absolute or contingent, wherever located, which are held directly by the Seller or, where applicable, the Selling
Subsidiary to the extent related to, and forming part of, the Transferred Business as of the Closing Date:

(a) Inventory. All finished goods and bulk inventory of the Transferred Business of the Seller, the Selling Subsidiary or their respective co-packers (including the Product) and all packaging and promotional materials of the Seller or the Selling Subsidiary to be used exclusively in connection with the Transferred Business (collectively, the "Transferred Inventory");

(b) Business Records. All Records, if any, in the possession or control of the Seller or the Selling Subsidiary relating to the Transferred Business, subject to the provisions of Section 6.4 hereof;

(c) Contracts. All agreements, commitments, contracts, leases, indentures, licenses, undertakings and other arrangements, written and oral ("Contracts"), to which the Seller or the Selling Subsidiary is a party or by which any of them is bound to the extent related to the Transferred Business (collectively, the "Assigned Contracts");

(d) Intellectual Property. All the Intellectual Property owned or controlled by Seller, the Seller Subsidiary or any of their Affiliates (including the Selling Stockholders but excluding R&J) and now or formerly used primarily in connection with the Business and Transferred Business, including the "Chambord" name and mark, the recipes, formulae and know-how used to make the "Chambord" brand liqueur and the other Intellectual Property listed on
     Schedule 4.11(a); provided, however, that the foregoing does not include Intellectual Property to the extent that is or has been licensed by the Seller or the Selling Subsidiaries, or otherwise used with permission, for use in connection with the Seller's or the Selling Subsidiaries' advertising, promotional and other marketing materials, including on websites, in each case that would otherwise be considered included in Copyrights or moral rights (collectively the "Transferred Intellectual Property");

(e) Actions. All rights, claims and causes of action (including any damages, judgments, fees or awards that become payable after the date of this Agreement) in favor of the Seller or the Selling Subsidiary against other Persons to the extent relating to the Transferred Assets or the Transferred Business, other than any Retained Asset;

(f) Goodwill. The goodwill and going concern value of the Transferred Business; and

(g) Other Assets. All other businesses, assets and properties (real and personal, tangible and intangible) necessary to conduct the Transferred Business as currently conducted.

     "Transferred Business" shall have the meaning set forth in the recitals of this Agreement.

     "Transferred Intellectual Property" shall have the meaning set forth in the definition of "Transferred Assets".

     "Transferred Inventory" shall have the meaning set forth in the definition of "Transferred Assets".

     "Transferred Liabilities" means the Assumed Liabilities and the R&J Assumed Liabilities, taken as a whole.

     "Transition Services Agreement" shall have the meaning set forth in the definition of "Related Agreements".

     SECTION 1.2. Rules of Construction. References in this Agreement to any gender include references to all genders, and references to the singular include references to the plural and vice versa. The words "include", "includes" and "including" when used in this Agreement shall be deemed to be followed by the phrase "without limitation". Unless the context otherwise requires, references in this Agreement to Articles, Sections, Exhibits and Schedules shall be deemed references to Articles and Sections of, and Exhibits and Schedules to, this Agreement. Unless the context otherwise requires, the words "hereof", "hereby" and "herein" and words of similar meaning when used in this Agreement refer to this Agreement in its entirety and not to any particular Article, Section or provision of this Agreement.

                                   ARTICLE II
                  PURCHASE, SALE AND ASSUMPTION OF LIABILITIES

     SECTION 2.1. Purchase and Sale of Transferred Assets. (a) Upon the terms and subject to the conditions of this Agreement, at the Closing, the Seller and the Selling Subsidiary shall sell and/or cause to be sold, conveyed, assigned, transferred and delivered to the Buyer, and the Buyer shall purchase and acquire from the Seller and the Selling Subsidiary, all of the right, title and interest of the Seller and the Selling Subsidiary, as applicable, in and to the Transferred Assets. In consideration for such sale, conveyance, assignment, transfer and delivery, the Buyer shall (A) assume on and as of the Closing Date the Assumed Liabilities and (B) pay to the Seller an aggregate purchase price of
(i) US$241,000,000, plus (ii) the Final Inventory Purchase Price (as defined below, which amount shall not exceed US$1,600,000) (together, the "Purchase Price"). Of the Purchase Price, the Buyer shall deliver at the Closing
(i) US$48,600,000 into escrow, as provided in Section 2.2 (the "Escrow Amount"), and (ii) an amount equal to the sum of US$192,400,000 and the Closing Inventory Purchase Price (as defined below, which amount shall not exceed US$1,600,000) to Seller, as provided in Section 3.3(a) (the "Closing Consideration"). Any difference between the Closing Inventory Purchase Price and the Final Inventory Purchase Price shall be paid after the Closing, as provided in Section 2.1(f).

     (b) Five Business Days prior to the Closing Date, the Selling Subsidiary shall deliver to the Buyer its good-faith estimate of the value of the Transferred Inventory, which shall be prepared based on (i) (A) a physical count of the inventory at each of the locations at which the Selling Subsidiary holds such inventory (which, at the request of the Buyer, the Buyer may observe) and
(B) the reports of third parties holding inventory in warehouses on the Selling Subsidiary's behalf, all of which finished goods inventory referred to in clauses (A) and (B) shall be valued at its cost (provided that, notwithstanding anything in this Section 2.1 to the contrary, for purposes of calculating the Closing Inventory Purchase Price, the Final Inventory Purchase Price or any inventory under this Section 2.1, no value shall be ascribed to any inventory that is not in good and saleable condition, more than one year of age since production or not of a quality that is substantially similar to the historical quality of the finished goods of the Transferred Business) and of which packaging and promotional materials referred to in clauses (A) and (B) shall be valued at its cost, (ii) records evidencing the inventory in transit between Chambord and the Selling Subsidiary, all of which inventory shall be valued at its cost plus the cost of all applicable excise and freight costs required to be paid on such inventory prior to its delivery to the Selling Subsidiary and (iii) a reasonable estimate of the amount of inventory that would be expected to be sold prior to the Closing Date (the value of which inventory shall deducted in calculating the value of the Transferred Inventory). At the close of business on the Business Day immediately prior to the Closing Date, the Selling Subsidiary shall deliver to Buyer its calculation of the actual value of the Transferred Inventory as of such date using the same criteria as those referred to in the previous sentence (with any cost components denominated in Euros being converted to U.S. dollars based on the exchange rate in effect at 9:00 a.m. New York time on the Business Day immediately prior to the Closing Date), with such aggregate amount being the "Closing Inventory Purchase Price"); provided that in the event that the Closing Inventory Purchase Price calculated in accordance with this
Section 2.1(b) shall exceed US$1,600,000, the Closing Inventory Purchase Price shall be deemed to be US$1,600,000 for all purposes hereunder.

     (c) If the Buyer shall disagree with the Selling Subsidiary's calculation of the actual value of the Transferred Inventory and/or the number of Products returned for credit, refund or replacement on or after the Closing and on and prior to the sixtieth (60th) calendar day following the Closing Date exceeds the Average Return Rate (such excess, the "Excess Returns"), the Buyer shall have the right to deliver, within ninety (90) calendar days following the Closing Date (the "Review Period"), a notice (the "Dispute Notice") setting forth its calculation of (i) the actual value of the Transferred Inventory as of the Closing, using the same criteria as those referred to in the last sentence of
Section 2.1(b), less, if applicable, (b) the actual value of the Excess Returns, which shall be valued at its cost (such difference, the "Adjusted Inventory Purchase Price").

     (d) If the Buyer delivers to the Selling Subsidiary a Dispute Notice, the parties to this Agreement shall negotiate in good faith to resolve any disputes in such Dispute Notice. If the parties to this Agreement agree on all disputes in such Dispute Notice, then the Closing Inventory Purchase Price, as modified by such agreement of the parties to this Agreement, shall be and become the agreed-upon calculation of the actual value of the Transferred Inventory less the actual value of Excess Returns (the "Final Inventory Purchase Price"); provided that in the event that such amount shall exceed US$1,600,000, the Final Inventory Purchase Price shall be deemed to be US$1,600,000 for all purposes hereunder. If the parties are unable to resolve all disputed items in such Dispute Notice within fifteen (15) calendar days after the Buyer's delivery of the Dispute Notice, the parties shall, within twenty (20) calendar days after the Buyer's delivery of such Dispute Notice, jointly retain KPMG LLP, or if such Person is unwilling or unable to serve, then to another accountant reasonably agreed to by the parties (the "Accountant"), to resolve the issues set forth in the Dispute Notice. The Accountant shall conduct its review of such issues, any related work papers of the parties and any supporting documentation and hear such presentations by the parties as the Accountant deems necessary.

     (e) The parties to this Agreement shall use their respective reasonable best efforts to cooperate with one another and the Accountant to resolve the issues set forth in the Dispute Notice no later than forty-five (45) calendar days following the date of the Accountant's retention so that the Accountant may deliver to the parties a report (the "Adjustment Report") setting forth the adjustments, if any, that should be made to the disputed calculation of the actual value of the Transferred Inventory and, if applicable, the Excess Returns. The fees, expenses and costs of the Accountant for the services described herein shall be borne equally by the Buyer, on the one hand, and the Seller and the Selling Subsidiary, on the other hand. The calculation of the actual value of the Transferred Inventory, less, if applicable, the actual value of the Excess Returns, as set forth in the Adjustment Report, shall be and become the Final Inventory Purchase Price; provided that in the event that such amount shall exceed US$1,600,000, the Final Inventory Purchase Price shall be deemed to be US$1,600,000 for all purposes hereunder. The Adjustment Report and the Final Inventory Purchase Price shall be final and binding upon the parties, and shall be deemed a final arbitration award that is enforceable in any court having jurisdiction.

     (f) Promptly and, in any event, no later than three (3) Business Days following (x) the end of the Review Period (if a timely Dispute Notice is not delivered), or (y) the resolution of all matters set forth in the Dispute Notice by agreement of the parties or by the issuance of the Adjustment Report (if a timely Dispute Notice is delivered),

          (i) if the Final Inventory Purchase Price is greater than the Closing Inventory Purchase Price, then Buyer shall pay to the Seller the difference (together with interest thereon at five percent (5%) per annum calculated from the Closing Date through the actual payment date) by wire transfer of immediately available funds in U.S. dollars to one or more accounts as shall be designated by the Seller prior to such date of payment; and

          (ii) if the Closing Inventory Purchase Price is greater than the Final Inventory Purchase Price, then Seller shall pay to the Buyer the difference (together with interest thereon at five percent (5%) per annum calculated from the Closing Date through the actual payment date) by wire transfer of immediately available funds in U.S. dollars to one or more accounts as shall be designated by the Buyer prior to such date of payment.

     (g) The Seller, the Selling Subsidiary and the Buyer agree that the Purchase Price (plus the Assumed Liabilities) shall be allocated in accordance with the rules under Section 1060 of the Code and the regulations promulgated thereunder in accordance with Schedule 2.1(g) (the "Allocation"). The Seller, the Selling Subsidiary and the Buyer agree to report the transactions contemplated by this Agreement for all Tax purposes in a manner consistent with the Allocation (except to the extent otherwise required by law) and will provide the other promptly with any other information reasonably required to complete Internal Revenue Service Form 8594. The Buyer, on the one hand, and the Seller and the Selling Subsidiary, on the other hand, will each notify the other, and will provide the other with reasonably requested cooperation, in the event of an examination, audit, or other proceeding regarding any of the allocations set forth in the Allocation. The Seller, the Selling Subsidiary and the Buyer agree that, to the extent permitted by law, any indemnification payments made pursuant to Article VIII shall be treated as adjustments to the Purchase Price for Tax purposes.

     SECTION 2.2. Escrow. (a) The Seller and the Selling Subsidiary direct the Buyer to deliver in escrow, at the Closing and for the benefit of the Buyer Indemnitees, to Citigroup Inc. or one of its Affiliates engaged in the business of providing escrow services, or if such Person is unwilling or unable to serve, to another escrow agent reasonably agreed to by the parties hereto, pursuant to an agreement in the form attached hereto as Exhibit VII (the "Escrow Agreement"), an amount of cash in U.S. dollars equal to the Escrow Amount (together with the aggregate amount to be delivered into the escrow pursuant to the R&J Sale Agreement and any earnings, dividends or interest on such amounts delivered hereunder and under the R&J Sale Agreement, the "Escrow Fund").

     (b) The Escrow Fund, including any earnings, dividends or interest thereon, shall be held and disbursed as provided in the Escrow Agreement, which shall provide, among other things, that (i) any fees or expenses payable to the escrow agent under the Escrow Agreement on account of, in connection with or related to the Escrow Fund (the "Escrow Costs") shall be paid out of the earnings, dividends and interest on the Escrow Fund, and, to the extent that such earnings, dividends and interest are insufficient to pay the Escrow Costs, paid equally by the Seller and the Selling Subsidiary, on the one hand, and the Buyer, on the other hand; (ii) the Escrow Fund shall be disbursed to the Buyer Indemnitees to satisfy any obligation of the Seller or the Selling Subsidiary under Section 8.2 when the conditions for indemnification set forth in this Agreement have been satisfied; (iii) any earnings, dividends or interest on the Escrow Fund (net of any amounts under clause (i) above) shall be distributed to the Seller as provided in the Escrow Agreement and (iv) as of the 18-month anniversary of the Closing Date, any amount of cash remaining in the Escrow Fund (other than any amount of cash required to satisfy the maximum amount of the aggregate of any unresolved claims for indemnification as of such time), including any accrued earnings, dividends or interest thereon but less any Escrow Costs and less any amounts then due and payable from the Escrow Fund to any Buyer Indemnitee pursuant to Section 8.2, shall be distributed to the Seller. The Seller shall be treated as the owner of the Escrow Fund for all tax purposes.

     SECTION 2.3. Required Consents. Notwithstanding anything to the contrary contained in this Agreement, to the extent that the sale, conveyance, transfer, assignment or delivery or attempted sale, conveyance, transfer, assignment or delivery to the Buyer of any Transferred Assets, including any Assigned Contract, would require any Consent of any third party and such Consent shall not have been obtained prior to the Closing, this Agreement shall not constitute a sale, conveyance, transfer, assignment or delivery, or an attempted sale, conveyance, transfer, assignment or delivery thereof, to such extent. Following the Closing, the Seller and the Selling Subsidiary shall use their reasonable best efforts, and the Buyer shall cooperate with the Seller and the Selling Subsidiary, to obtain promptly any such Consent; provided that none of the Seller or the Buyer or any of their respective Affiliates shall be required to pay any consideration or other amount in connection therewith other than filing, recordation or similar fees payable to any Governmental Entity, which fees shall be paid by the Buyer unless relating to amounts due prior to the Closing Date (other than any Transfer Taxes, which shall be paid by the Seller). Pending or in the absence of any such Consent, the parties shall cooperate with each other in any reasonable and lawful arrangements designed to provide to the Buyer the benefits and Liabilities of such Transferred Assets. Following the Closing, if any such Consent for the sale, conveyance, transfer, assignment or delivery of any such Transferred Assets is satisfied or obtained, the Seller or the Selling Subsidiary, as the case may be, shall promptly cause to be conveyed, transferred, assigned and delivered to the Buyer such Transferred Assets.

                                   ARTICLE III
                                   THE CLOSING

     SECTION 3.1. Closing Date. The closing of the transactions contemplated by this Agreement (hereinafter called the "Closing") shall take place at the offices of the Buyer, 850 Dixie Highway, Louisville, Kentucky 40210, at 10:00 a.m., local time, on (a) the later of (i) the tenth Business Day following the satisfaction or waiver of the conditions set forth in Article VII and the conditions precedent set forth in Article 4 of the R&J Sale Agreement, in each case other than such conditions which by their nature are to be satisfied on the Closing Date (provided that the condition set forth in Section 4.1(c) to the R&J Sale Agreement shall be capable of satisfaction on such third Business Day) and
(ii) the first Business Day following the expiration of a one-month period starting when the signed reports of the contribution appraiser shall have been delivered to Chambord and the Seller pursuant to the R&J Sale Agreement, or (b) at such other time, date and place as shall be fixed by agreement of the parties to this Agreement (the date on which the Closing actually occurs being hereinafter referred to as the "Closing Date"); provided, that the Closing Date shall be the same date as the Closing Date under the R&J Sale Agreement, and the closing hereunder and thereunder shall be deemed to occur simultaneously.

     SECTION 3.2. Seller's and Selling Subsidiary's Deliveries at Closing. At the Closing, the Seller and the Selling Subsidiary shall deliver, or cause to be delivered, to the Buyer, as applicable, the following items:

(a)  Closing Conditions. The documents specified in Section 7.2.

(b) FIRPTA Certificate. An affidavit from each of the Seller and the Selling Subsidiary that Seller or the Selling Subsidiary, as the case may be, is not a "foreign person" within the meaning of Section 1445 of the Code (a "FIRPTA Certificate"). If Seller or the Selling Subsidiary fails or refuses to furnish a FIRPTA Certificate, the Buyer shall be entitled to withhold from the consideration otherwise payable pursuant to this Agreement at Closing, the amount required to be so withheld pursuant to Section 1445(a) of the Code.

(c) Inventory. Possession of the Transferred Inventory (in any manner reasonably requested by the Buyer at least ten (10) Business Days prior to the Closing, the cost of the delivery of which inventory shall be at the Buyer's expense).

(d)  Business Records. Possession of the Business Records.

(e) Assigned Contracts. Possession of originals (to the extent available) or authentic copies of all of the Assigned Contracts.

(f) Manufacturing Documentation. Possession of a true and complete copy of the manufacturing instructions for the Product.

     SECTION 3.3. Buyer's Deliveries at Closing. At the Closing, the Buyer shall deliver (i) the Escrow Amount to the escrow agent, as provided for in Section
2.2 and pursuant to the terms and subject to the conditions set forth in the Escrow Agreement; and (ii) the following items to the Seller and the Selling
Subsidiary:

(a) The Purchase Price. The Closing Consideration paid by wire transfer of immediately available funds in U.S. Dollars to one or more accounts as shall be designated by the Seller prior to the Closing; and

(b)  Closing Conditions. The documents specified in Section 7.3.

                                   ARTICLE IV
  REPRESENTATIONS AND WARRANTIES OF THE SELLER, THE SELLING SUBSIDIARY AND THE
                              SELLING STOCKHOLDERS

     The Seller and the Selling Subsidiary hereby represent and warrant to the Buyer (and the Selling Stockholders hereby represent and warrant with respect to Section 4.3, 4.4 and 4.5 to the Buyer solely with respect to such Selling
Stockholder), except as set forth on the applicable Schedule attached to this Agreement (provided that the listing of an item on one Schedule shall be deemed to be a listing on each other Schedule and to apply to any other representation and warranty of the Seller or the Selling Subsidiary in this Agreement solely to the extent that it is clearly apparent from a reading of such disclosure item that it would also qualify or apply to such other Schedule, representation or warranty), as follows:

     SECTION 4.1. Due Organization, Good Standing and Power. Each of the Seller and the Selling Subsidiary is duly organized, validly existing and, to the extent applicable, in good standing under the laws of its jurisdiction of organization, and has all corporate or other organizational power and authority necessary to own the portion of the Transferred Assets owned by it and to carry on the Transferred Business as currently conducted by it and to execute and deliver this Agreement and any Related Agreement to which it is a party and to consummate the transactions contemplated hereby and thereby. With respect to the Transferred Business, each of the Seller and the Selling Subsidiary is duly qualified and in good standing to do business as a foreign corporation in each jurisdiction in which the ownership of the portion of the Transferred Assets owned by it and the conduct of the Transferred Business by it makes such qualification or good standing necessary, except for any failure to be so qualified or in good standing that would not, individually or in the aggregate, have a Material Adverse Effect. The Selling Subsidiary is a direct wholly-owned Subsidiary of the Seller.

     SECTION 4.2. Organizational Documents. Prior to the date hereof, the Seller has made available to the Buyer or its affiliates or its or their representatives a complete and correct copy of the certificate of incorporation and by-laws or other comparable charter and organizational documents (collectively, "Charter Documents") of the Seller and of the Selling Subsidiary as in effect as of the date hereof. Such Charter Documents are in full force and effect and neither the Seller nor the Selling Subsidiary are in violation of any provision of its respective Charter Documents, except for any failure to be in full force or effect or any violation which would not have a Material Adverse Effect.

     SECTION 4.3. Authorization. The execution, delivery and performance by each of the Seller, the Selling Subsidiary and the Selling Stockholders of this Agreement and any Related Agreements to which it is a party, and the consummation by the Seller, the Selling Subsidiary and the Selling Stockholders of the transactions contemplated hereby and thereby, have been duly authorized by all necessary corporate action on the part of each of the Seller, the Selling Subsidiary and the Selling Stockholders, as applicable. This Agreement has been duly and validly executed and delivered by each of the Seller, the Selling Subsidiary and the Selling Stockholders and, as of the Closing, each of the Related Agreements will have been duly and validly executed and delivered by each of the Seller, the Selling Subsidiary and the Selling Stockholders, as the case may be. Assuming the due authorization, execution and delivery of this Agreement and the Related Agreements by the Buyer, this Agreement constitutes, and each of the Related Agreements upon execution and delivery will constitute, a legal, valid and binding obligation of each of the Seller, the Selling Subsidiary and the Selling Stockholders, as the case may be, enforceable against the Seller and/or the Selling Subsidiary, as the case may be, in accordance with its terms.

     SECTION 4.4. Consents. No Consent of, or Filing with, any Governmental Entity or third party is required for or in connection with the execution, delivery and performance by the Seller, the Selling Subsidiary or the Selling Stockholders, of this Agreement or any Related Agreement to which either of them is a party and the sale of the Transferred Assets or the Transferred Business or the other transactions contemplated hereby and thereby, in each case, except
(a) compliance with any applicable provisions of the HSR Act; (b) as set forth on Schedule 4.4, (c) as may be required solely by reason of the jurisdictions in which Buyer's business or operations are located, or (d) Filings with applicable trademark offices where necessary to consummate the transactions contemplated by this Agreement or any Related Agreement, which Filings are set forth on Schedule 4.4.

     SECTION 4.5. Noncontravention. The execution, delivery and performance by the Seller the Selling Subsidiary and the Selling Stockholders, as applicable, of this Agreement and any Related Agreements to which either of them is a party do not, and the consummation by each of the Seller, the Selling Subsidiary and the Selling Stockholders, as applicable, of the sale of the Transferred Assets or the Transferred Business or the other transactions contemplated hereby and thereby will not, (a) subject to obtaining or making the Consents and/or Filings, as the case may be, referred to in Section 4.4, contravene, conflict with or violate any Applicable Law, (b) contravene, conflict with or violate any provision of the Charter Documents of the Seller or the Selling Subsidiary or
(c) subject to obtaining or making the Consents and/or Filings, as the case may be, referred to in Section 4.4, contravene, conflict with or violate or constitute a default under any provision of, or result in the termination or acceleration of, or entitle any party to terminate or accelerate any obligation under, or entitle any party to exercise any right of first offer, right of first refusal, option or other similar right to acquire any portion of the Transferred Assets or the Transferred Business, or result in the imposition of any Lien upon the Transferred Assets pursuant to, or give any person the right to cancel, terminate, or modify any mortgage, lease, license, permit, agreement or instrument relating to the Transferred Assets or the Transferred Business to which the Seller, the Selling Subsidiary or any the Selling Stockholders is a party or by which any of the Seller, the Selling Subsidiary or any of the Selling Stockholders is bound, except (i) in each case, as set forth on Schedule
4.5 or (ii), in the case of clause (c), for any such contravention, conflict, violation, default, termination, acceleration, Lien, cancellation or modification which would not, individually or in the aggregate, have a Material Adverse Effect.

     SECTION 4.6. Title; Sufficiency; Inventory; Assigned Contracts.

     (a) Transferred Assets. At the Closing, subject to Section 2.3 and as otherwise disclosed in Schedule 4.6(a)(i) or (ii), as applicable, the Seller or the Selling Subsidiary, as the case may be, will have, and will transfer to the Buyer, good and valid title to (i) the Transferred Intellectual Property and
(ii) the other Transferred Assets, in the case of each of clauses (i) and (ii), free and clear of any Liens (other than Permitted Liens), provided that Seller shall not be in breach of this representation and warranty to the extent that title to any transferred trademarks, domain names or other Transferred Assets is affected or impaired by Buyer's failure to make all timely and proper recordations pursuant to Section 6.7(a).

     (b) Business Assets. Except (i) for the corporate services currently provided to the Business by or at the direction of the Seller or its Affiliates (other than R&J), a description of which services are set forth on Schedule 4.6(b), (ii) as contemplated by Section 2.3 or (iii) as set forth on Schedule 4.6(b), as of the Closing Date, upon the consummation of the transactions contemplated by this Agreement and the R&J Sale Agreement, the Buyer or its Affiliates will have all right, title and interest to the businesses, assets and properties (real and personal, tangible and intangible) necessary to conduct the Business as currently conducted. The Transferred Assets do not include any shares of corporate stock, partnership or limited liability company interests or any other equity interest in any entity nor is any Transferred Asset required to be treated as such for federal income Tax purposes.

     (c) Inventory. Except as set forth in Schedule 4.6(c), all Transferred Inventory constituting finished goods is in good and saleable condition and will be a quality that is substantially similar to the historical quality of the finished goods of the Transferred Business.

     (d) Assigned Contracts. Schedule 4.6(d)(i) sets forth a list of each Assigned Contract, indicating which Assigned Contracts would require the consent or approval of any person in order for the Seller or the Selling Subsidiary to assign such Assigned Contract to the Buyer. The Seller has previously made available to the Buyer true, correct and complete copies of each Assigned
Contract and all amendments, annexes, supplements, schedules and exhibits thereto. Each party to any Assigned Contract has performed in all material respects its obligations thereunder to the extent that such obligations to perform have accrued, and no party is in default under such Assigned Contract. Each Assigned Contract constitutes the legal, valid and binding obligation of the Seller and/or the Selling Subsidiary, as applicable, and, to the Seller's Knowledge, each other party thereto, and is enforceable in accordance with its terms subject to those exceptions with respect to enforcement under bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium and other similar laws relating to or affecting creditors' rights generally and general equitable principles (whether considered in a proceeding in equity or at law). Except as set forth on Schedule 4.6(d)(ii), no Assigned Contract, and no other part of the Transferred Assets or the Assumed Liabilities, contains any non-competition, non-solicitation or exclusive dealing agreements, or any other agreements or obligations that purports to limit or restrict in any respect (i) the ability of the Seller or any of its Subsidiaries or the Transferred Business or the Business (or, following the Closing, the Buyer or any of its Affiliates) to solicit customers or employees or (ii) the manner in which, or the localities in which, all or any portion of the Transferred Business or the Business (or, following the Closing, the business and operations of the Buyer or any of its Affiliates) is or could be conducted.

     SECTION 4.7. Financial Statements; Internal Operating Reports. (a) Schedule 4.7(a)(i) sets forth the combined net sales, gross profit and contribution after marketing and promotion ("CAMP") of the Business for the fiscal years ended
September 30, 2005, 2004, 2003, 2002 and 2001 and for the quarters ended December 31, 2005 and 2004 (the "Financial Statements"). Each of the combined net sales, gross profit and CAMP line items included in the Financial Statements fairly presents in all material respects the combined net sales, gross profit and CAMP, respectively, of the Business for the periods presented therein. Each of the combined net sales, gross profit and CAMP line items included in the Financial Statements has been prepared and presented in accordance with the principles and policies of GAAP consistently applied with respect thereto during the periods involved, except for the currency translation adjustments set forth on Schedule 4.7(a)(ii). No auditor or accountant of the Seller, the Selling Subsidiary, the Business or the Transferred Business has issued any report or opinion in connection with the audit of the financial statements of the Seller, the Selling Subsidiary, the Business or the Transferred Business (including the Financial Statements) that contains any qualification or exception to such report or opinion that questions in any material respect the treatment or classification of any item in such financial statements related to or arising from the Business or the Transferred Business (including the Financial Statements).

     (b) The Seller and the Selling Subsidiary maintain in all material respects internal controls over financial reporting ("Internal Controls") to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP with respect to the Business, including policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Business, (ii) provide reasonable assurance that transactions with respect to the Business are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Business are being made only in accordance with authorizations of management and directors of the Seller and the Selling Subsidiary and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the assets of the Business that could have a material effect on the financial statements of the Business.

     SECTION 4.8. Absence of Certain Changes. Since September 30, 2005, (a) there has not been any Material Adverse Effect, (b) there has not been any action or event that, if it had occurred on or after the date hereof, would have resulted in any breach in any material respect of clauses (vi) or (viii) of
Section 6.1 or any breach of clauses (ix) or (x) of Section 6.1 (nor has there been any agreement by the Seller or the Selling Subsidiary with respect to any of the foregoing) without the prior written consent of the Buyer; and (c) except as set forth on Schedule 4.8, the Transferred Business has been conducted in all material respects in the ordinary course of business consistent with past practice.

     SECTION 4.9. Litigation. (a) There are no Actions before any Governmental Entity or arbitration panel against the Seller or any of its Subsidiaries arising out of or relating to the Transferred Business or the Transferred
Assets, in each case, pending or, to the Knowledge of the Seller, threatened, except as set forth on Schedule 4.9(a). There are no judgments, decrees or orders against or binding upon the Seller or any of its Subsidiaries which prohibit or restrict the Transferred Business as currently conducted, except as set forth on Schedule 4.9(a).

     (b) There are no Actions against the Seller or its Subsidiaries pending or, to the Knowledge of the Seller, threatened, which seek to, and the Seller is not subject to any judgments, decrees or orders which, enjoin, prevent or rescind or may reasonably be expected to have the effect of enjoining, preventing or rescinding in any material respect, or of awarding damages in respect of, the transactions contemplated by this Agreement or any Related Agreement or otherwise prevent the Seller or the Selling Subsidiary from, or restrict or impede the Seller or the Selling Subsidiary in, complying in any material respect with the terms and provisions of this Agreement or any Related Agreement.

     SECTION 4.10. Compliance with Applicable Laws; Consents and Filings. (a) Compliance. Except as set forth on Schedule 4.10(a), the Transferred Business is being conducted in compliance in all material respects with all Applicable Laws.

     (b) Consents and Filings. Except as set forth on Schedule 4.10(b)(i), the Seller and its Subsidiaries have all Consents and have made all Filings necessary to conduct the Transferred Business as currently conducted (the "Necessary Consents"). All of the Necessary Consents are in full force and effect and, to the Seller's Knowledge, no violations are outstanding or uncured (and no suspension or cancellation has been threatened) with respect to with respect to any Necessary Consent.

     SECTION 4.11. Intellectual Property. (a) Schedule 4.11(a) sets forth a true, complete and correct list of all applications and registrations for the Transferred Intellectual Property owned by the Seller and/or any of its Affiliates which are used in the Transferred Business as currently conducted. To the Knowledge of the Seller, all of such registrations and applications are unexpired and subsisting, and have not been abandoned or cancelled, except as set forth on Schedule 4.11(a).

     (b) Except as set forth on Schedule 4.11(b), (A) the Transferred Intellectual Property is all of the Intellectual Property necessary to conduct the Transferred Business in all material respects as currently conducted,
(B) the Seller or the Selling Subsidiary possesses or otherwise own all right, title and interest in and to the Transferred Intellectual Property, free of all Liens (other than Permitted Liens), (C) the operation of the Transferred Business by the Seller and its Affiliates does not infringe, misappropriate or violate (and, within the past 3 years, has not infringed, misappropriated or violated) the Intellectual Property of any third party, (D) no Person is infringing, misappropriating or violating (and within the past 3 years, no Person has infringed, misappropriated or violated) the Transferred Intellectual Property, (E) none of the Transferred Intellectual Property is subject to any outstanding injunction, judgment, order, decree or ruling that would challenge the ownership or use thereof, (F) no Action is pending or, to the Seller's
Knowledge,   has  been  threatened  that  challenges  the  legality,   validity,
enforceability,  use or  ownership  of the  Transferred  Intellectual  Property,
(G) no claim is pending or, to the Seller's Knowledge, has been threatened to the effect that the present or past operations of the Seller, the Selling Subsidiary, the Business or the Transferred Business infringe or conflict with the asserted rights of others in respect of any Intellectual Property. At the Closing and thereafter, the Buyer or a designee of the Buyer will (i) own all of the trademarks, service marks, trade names, brand names, fictitious or assumed names, corporate names, logos, labels, and trade dress included the Transferred Intellectual Property and (ii) own or have the right to use all other Transferred Intellectual Property, in each case free and clear of all Liens (other than Permitted Liens).

     (c) The Transferred Intellectual Property includes complete written instructions as are currently in use by the Seller, the Selling Subsidiary, the Business or the Transferred Business of all formulae and processes for the manufacture of the Product, copies of which instructions will be delivered to the Buyer at Closing. The formula and processes for the Product will be provided in accordance with Section 7.2(g) of this Agreement. Such instructions for the Product shall include a list and complete specifications of all ingredients, the name and address of each manufacturer and each supplier (if different) of such ingredients, and each vendor from whom the Seller, the Selling Subsidiary, the Business or the Transferred Business purchases each ingredient, a description of any special requirements for storage of ingredients, and a description of all processes for the manufacturing of the Product, including fermentation, distillation, aging, rectifying, processing, handling, storing and bottling the Product.

     SECTION 4.12. Brokers and Intermediaries. None of the Seller or any of its Subsidiaries has employed any broker, finder, investment banker or other intermediary in connection with the transactions contemplated by this Agreement or any Related Agreement which would be entitled to a broker's, finder's, investment banker's or similar fee or commission in connection with such transactions, except for any such fees or commissions which shall be the sole responsibility of the Seller.

     SECTION 4.13. Tax Matters. Except as set forth in Schedule 4.13, (a) the Seller and the Selling Subsidiary have filed all material Tax Returns required to be filed by them with respect to the Transferred Business and the Transferred Assets; (b) the Seller and the Selling Subsidiary have paid all material Taxes due and payable (except for any sales Tax obligations arising from the transactions described by this Agreement) that may or could follow the Transferred Assets or otherwise affect the Buyer after consummation of the transactions contemplated by this Agreement, (c) there are no Tax liens on any of the Transferred Assets (other than Permitted Liens), and (d) no claims for material Taxes have been asserted in writing against the Seller or the Selling Subsidiary, other than with respect to Excluded Taxes being contested in good faith or Taxes for which payment is not due.

     SECTION 4.14. Trade Loading and Advertising and Promotion Expense. Since September 30, 2005, each of the Seller and the Selling Subsidiary (i) has sold finished Products to wholesalers and distributors in quantities that are consistent with past practices, and (ii) except for the price increase on the Products sold in the United States implemented on February 1, 2006, has not made any material change to any pricing, discounts or promotions applicable to the Products. Schedule 4.14 sets forth a true, complete and correct list of all discounts and promotions applicable to the Products that were in effect during the twelve-month period ended February 28, 2006. No discount or promotion applicable to the Products requires or would purport to require the Buyer, R&J, the Business or the Transferred Business to honor it as of or after the Closing Date.

     SECTION 4.15. Product Liability. Neither the Seller nor the Selling Subsidiary has received or has Knowledge of any notice relating to any claim involving use of or exposure to any of the products (or any part or component) designed, manufactured, serviced or sold, or services performed, by the Transferred Business, including for negligence, strict liability, design or manufacturing defect, conspiracy, failure to warn, or breach of express or implied warranties or merchantability or fitness for any purpose or use, or from any alleged breach of implied warranties or representations, or any alleged noncompliance with any Applicable Laws pertaining to products liability matters.

     SECTION 4.16. No Other Representations. It is the explicit intent of each party to this Agreement that neither the Seller nor the Selling Subsidiary is making any representation or warranty with regard to any Transferred Asset or Assumed Liability other than as set forth in this Agreement or as set forth in the R&J Sale Agreement.

                                   ARTICLE V
                   REPRESENTATIONS AND WARRANTIES OF THE BUYER

     The Buyer hereby represents and warrants to the Seller and the Selling Subsidiary, except as set forth on the applicable Schedule attached to this Agreement (provided that the listing of an item on one Schedule shall be deemed to be a listing on each other Schedule and to apply to any other representation and warranty of the Buyer in this Agreement solely to the extent that it is clearly apparent from a reading of such disclosure item that it would also qualify or apply to such other Schedule, representation or warranty, as follows:

     SECTION 5.1. Due Organization, Good Standing and Power. The Buyer is duly organized, validly existing and in good standing under the laws of Delaware and has all power and authority necessary to execute and deliver this Agreement and the Related Agreements and to consummate the transactions contemplated hereby and thereby.

     SECTION 5.2. Authorization. The execution, delivery and performance of this Agreement and the Related Agreements by the Buyer and the consummation by the Buyer of the transactions contemplated hereby and thereby have been duly authorized by all necessary corporate and other organizational action by the Buyer. This Agreement has been duly and validly executed and delivered by the Buyer and, as of the Closing, each of the Related Agreements will have been duly and validly executed and delivered by the Buyer. Assuming the due authorization, execution and delivery of this Agreement and the Related Agreements by the Seller and/or the Selling Subsidiary, as applicable, this Agreement constitutes, and each of the Related Agreements upon execution and delivery will constitute, a legal, valid and binding obligation of the Buyer, enforceable against the Buyer, in accordance with its terms.

     SECTION 5.3. Consents and Filings. No Consent of, or Filing with, any Governmental Entity or third party is required for or in connection with the execution, delivery and performance of this Agreement or any Related Agreement by the Buyer and the consummation by the Buyer of the transactions contemplated hereby or thereby, in each case, except (a) compliance with any applicable provisions of the HSR Act; (b) as may be required solely by reason of the jurisdictions in which Seller's or the Selling Stockholder's business or operations are located, or (c) as set forth on Schedule 5.3.

     SECTION 5.4. Noncontravention. The execution, delivery and performance by the Buyer of this Agreement and the Related Agreements do not, and the consummation by the Buyer of the transactions contemplated hereby and thereby will not, (a) subject to obtaining or making the Consents and/or Filings, as the case may be, referred to in Section 5.3, contravene, conflict with or violate any Applicable Law, (b) contravene, conflict with or violate any provision of the Charter Documents of the Buyer or (c) subject to obtaining or making the Consents and/or Filings, as the case may be, referred to in Section 5.3, contravene, conflict with or violate or constitute a default under any provision of, or result in the termination or acceleration of, or entitle any party to terminate or accelerate any obligation under, or result in the imposition of any Lien upon the assets of the Buyer pursuant to, or give any person the right to cancel, terminate or modify any mortgage, lease, license, permit, agreement or instrument to which the Buyer or any of its Subsidiaries is a party or by which the Buyer or any of its Subsidiaries is bound, except (i) in each case, as set forth on Schedule 5.4 or (ii) in the case of clause (c), for any such contravention, conflict, violation, default, termination, acceleration, Lien, cancellation or modification which would not, individually or in the aggregate, have a Buyer Material Adverse Effect.

     SECTION 5.5. Litigation. There are no actions or suits before any Governmental Entity or arbitration panel against the Buyer or any of its Subsidiaries pending or, to the Knowledge of the Buyer, threatened in writing, which seek to, and the Buyer is not subject to any judgments, decrees or orders which, enjoin or prevent or may reasonably be expected to have the effect of enjoining, preventing or rescinding, in any material respect, or awarding damages in respect of, the transactions contemplated by this Agreement or any Related Agreement or otherwise prevent the Buyer from, or restrict or impede the Buyer in, complying in any material respect with the terms and provisions of this Agreement or any Related Agreement.

     SECTION 5.6. Brokers and Intermediaries. None of the Buyer or any of its Subsidiaries has employed any broker, finder, investment banker or other intermediary in connection with the transactions contemplated by this Agreement or any Related Agreement which would be entitled to a broker's, finder's, investment banker's or similar fee or commission in connection with such transactions, except for any such fees or commissions which shall be the sole responsibility of the Buyer.

     SECTION 5.7. Financing. The Buyer has, and on the Closing Date will have, sufficient funds to pay the Purchase Price hereunder and the purchase price under the R&J Sale Agreement and all related fees and expenses and to effect all other transactions contemplated by this Agreement, the R&J Sale Agreement or any Related Agreement.

     SECTION 5.8. No Other Representations. It is the explicit intent of each party to this Agreement that the Buyer is making no representation or warranty with respect to the payment for the Transferred Assets other than as set forth in this Agreement or as set forth in the R&J Sale Agreement.

                                   ARTICLE VI
                                    COVENANTS

     SECTION 6.1. Conduct of the Business. From the date hereof until the Closing Date, except (a) as otherwise contemplated or permitted by this Agreement, the R&J Agreement or any Related Agreement, (b) as required by Applicable Law, (c) as previously consented to in writing by the Buyer (such consent not to be unreasonably withheld) or (d) as set forth on Schedule 6.1, the Seller and the Selling Subsidiary (A) shall operate the Transferred Business in the ordinary course of business in all material respects and shall use reasonable best efforts consistent with past practices to preserve in all material respects their relationships with customers, suppliers, distributors and others with whom they deal in connection with the Transferred Business; and
(B) shall not:

     (i) sell, lease or dispose of, or place or permit to be placed any Lien (other than any Permitted Lien) upon, any of the Transferred Assets (other than the sale of inventory in the ordinary course consistent with past practice);

     (ii) amend, modify or terminate in any material respect any Assigned Contract, except as required by its existing terms, or enter into any Contract related to the Transferred Business or that will be an Assigned Contract;

     (iii) release, compromise or waive any claim or right that is part of the Transferred Assets;

     (iv) grant any license or sublicense, or dispose of, any rights under or with respect to any Transferred Intellectual Property;

     (v) enter into or accept any material purchase orders or otherwise ship or sell or commit to ship or sell any Products other than in the ordinary course consistent with past practice;

     (vi)  fail  to  perform  on any  promotions  or  obligations  for  refunds,
adjustments,   allowances,   exchanges  and  returns,  advertising  commitments,
coupons, sampling and account specific programs related to the Products;

     (vii) sell finished Products to wholesalers or distributors in quantities that are not consistent with past practice;

     (viii) fail to maintain in effect at least the same level of expenditures for, and quality of, advertising and promotional support for the Products as it did for the comparable period in the prior year;

     (ix) make any material change to any pricing, discounts or promotions applicable to the Products or enter into or provide any promotions or discounts;

     (x) make any change in accounting methods, practices or policies in any material respect, except as required by GAAP or any official interpretation thereof, and not make changes in any of its Internal Controls or in other factors that could adversely affect any of its Internal Controls; or

     (xi) agree to do any of the foregoing.

     SECTION 6.2. Access to Information; Advices of Changes. (a) From the date of this Agreement until the Closing Date, the Seller and the Selling Subsidiary will, during Normal Business Hours and upon reasonable prior notice, subject to Applicable Law, (i) provide to or cause to be provided to the Buyer and its authorized representatives reasonable access to the offices, properties, books and records of the Transferred Business (provided that Buyer acknowledges that it would not be reasonable to visit either the manufacturing facilities or the administrative offices of Seller and its Subsidiaries more than twice during such period), (ii) coordinated through an employee designated by the Seller and, if requested by the Seller, in the presence of a designated officer of the Seller and representatives of the Seller, permit the Buyer and its representatives to discuss the affairs, finances and accounts of the Transferred Business with the officers, employees and independent public accountants of the Seller, Chambord, R&J or the Selling Subsidiary, (iii) furnish to the Buyer such financial and operating data and other information with respect to the Transferred Business as the Buyer may reasonably request; provided that none of the actions taken by the Buyer under clauses (i), (ii) or (iii) shall interfere with the normal operations of the Transferred Business, and (iv) as soon as practicable following the end of each month, provide the Buyer with a report of sales revenues, volumes and average selling price by UPC for each month and year-to-date, and for the comparable periods in the preceding year and with such other reports about Chambord sales and customer information that the Buyer reasonably requests, to the extent that the information can be produced using the Seller or R&J's existing systems without additional cost to the Seller.

     (b) Any information heretofore or hereafter obtained from the Seller or any of its Affiliates or representatives by the Buyer shall be subject to the terms of the Confidentiality Agreement and such information shall be held by the Buyer and its representatives in accordance with the terms of such Confidentiality Agreement.

     SECTION 6.3. Further Action; Efforts. (a) Subject to the terms and conditions of this Agreement, each party will use its reasonable best efforts to take, or cause to be taken, all actions and to do, or cause to be done, all things necessary, proper or advisable to consummate and make effective the transactions contemplated by this Agreement or any Related Agreement. In furtherance and not in limitation of the foregoing, each party to this Agreement agrees to make (i) an appropriate filing of a Notification and Report Form pursuant to the HSR Act with respect to the transactions contemplated by this Agreement or any Related Agreement as promptly as practicable and in any event within 15 days of the date hereof and to supply as promptly as practicable any additional information and documentary material that may be requested pursuant to the HSR Act and to take all other actions necessary, proper or advisable to cause the expiration or termination of all applicable waiting periods under the HSR Act as soon as practicable, and (ii) appropriate filings with any other Governmental Entity in accordance with applicable competition, merger control, antitrust, investment or similar laws as promptly as practicable and to supply as promptly as practicable any additional information and documentary material that may be requested by the appropriate Governmental Entities and to take all other actions necessary, proper or advisable to cause the expiration or termination of any applicable waiting periods instituted under such laws.

     (b) Each  party  shall,  in  connection  with  the  efforts  referenced  in
Section 6.3(a) to obtain all requisite approvals, notifications and authorizations for the transactions contemplated by this Agreement or any Related Agreement under the HSR Act, use its reasonable best efforts to
(i) cooperate in all respects with each other in connection with any filing or submission and in connection with any investigation or other inquiry, including any proceeding initiated by a private party, (ii) keep the other party informed of any communication received by such party from, or given by such party to, the Federal Trade Commission (the "FTC"), the Antitrust Division of the Department of Justice (the "DOJ") or any other Governmental Entity and of any communication received or given in connection with any proceeding by a private party, in each case regarding any of the transactions contemplated by this Agreement or any Related Agreement and (iii) permit the other party to review in advance any communication to be given by it to, and consult with each other in advance of any meeting or conference with, the FTC, the DOJ or any such other Governmental Entity or, in connection with any proceeding by a private party, with any other person, and to the extent permitted by the FTC, the DOJ or such other applicable Governmental Entity or other person, give the other party the opportunity to attend and participate in such meetings and conferences.

     (c) In furtherance and not in limitation of the covenants of the parties contained in Sections 6.3(a) and (b), each party shall use its reasonable best efforts to resolve such objections, if any, as may be asserted with respect to the transactions contemplated by this Agreement or any Related Agreement under any applicable competition, merger control, antitrust, investment or similar laws. In connection with the foregoing, if any administrative or judicial action or proceeding, including any proceeding by a private party, is instituted (or threatened to be instituted) challenging any transaction contemplated by this Agreement or any Related Agreement as violative of any competition, merger control, antitrust, investment or similar laws, each party shall cooperate in all respects with each other and use its respective reasonable best efforts to contest and resist any such action or proceeding and to have vacated, lifted, reversed or overturned any decree, judgment, injunction or other order, whether temporary, preliminary or permanent, that is in effect and that prohibits, prevents or restricts consummation of the transactions contemplated by this Agreement or any Related Agreement (provided that, for the avoidance of doubt, the Buyer shall not be required to institute any Action against any Governmental Entity hereunder). Notwithstanding anything to the contrary in this Agreement, the Buyer shall not be required to hold separate (including by trust or otherwise) or to divest any of its businesses, the business of any of its Subsidiaries or Affiliates or the Transferred Business, or to take or agree to take any action with respect to, or agree to any limitation on, any of these businesses in order to satisfy its obligations under this Agreement, including under this Section 6.3.

     (d) The Seller shall (i) assist, and provide reasonable cooperation to the Buyer, if requested by it, with respect to the Buyer's efforts to contact suppliers of raw materials and of the processed ingredients and extracts for the Chambord product and to visit their plants prior to the Closing and (ii) use its reasonable best efforts to obtain by the Closing a release by each of Jules Robin and Claude Kistner, in the form set forth on Exhibit VI, prior to Closing.

     (e) Promptly following the date hereof, the Seller shall arrange for the procurement of gift boxes and glassware for use as gift sets during the 2006 holiday season in the following amounts: 20,000 cases of the 375ml gift set and 2,000 cases of the 750ml gift set. Seller shall pay the supplier of the gift boxes and glassware referred to in the previous sentence, and will submit the invoices therefor to the Buyer. Within 60 days of Buyer's receipt of the invoices referred to in the previous sentence or, if later, on the Closing Date (but in any event subject to the consummation of the transactions contemplated by this Agreement), the Buyer shall reimburse Seller for the amounts shown thereon. The Seller shall provide the Buyer with access to the historical costs of gift boxes and glassware, and shall provide reasonable assistance to the Buyer in connection with arranging access to the supplier of gift boxes and glassware after the Closing in the future.

     SECTION 6.4. Post-Closing Cooperation; Records. (a) The parties shall use reasonable best efforts to cooperate with each other, and shall use reasonable best efforts to cause their respective officers, employees, agents, auditors and representatives to cooperate with each other, for a period of not less than twelve (12) months after the Closing Date, to ensure the orderly transition of the Transferred Business from the Seller and the Selling Subsidiary to the Buyer and to minimize any disruption to the respective businesses of the Seller and its Affiliates and the Buyer and its Affiliates, including the Transferred Business, that might result from the transition of ownership of the Transferred Business contemplated hereby.

     (b) After the Closing, upon reasonable written notice, the Buyer, on the one hand, and the Seller and the Selling Subsidiary, on the other hand, shall furnish or cause to be furnished to each other and their employees, counsel, auditors and representatives access, during Normal Business Hours, to such information and assistance relating to the Transferred Business prior to the Closing as is reasonably necessary for financial reporting and accounting matters. Each party shall reimburse the other party for reasonable out-of-pocket costs and expenses incurred in assisting the other pursuant to this
Section 6.4(b). No party shall be required by this Section 6.4(b) to take any action that would unreasonably interfere with the conduct of its business or unreasonably disrupt its normal operations.

     (c) On the Closing Date, or as soon thereafter as practicable, the Seller and the Selling Subsidiary shall deliver or cause to be delivered to the Buyer all agreements, documents, books, records and files, including records and files stored on computer disks or tapes or any other storage medium (collectively, "Records"), if any, of the Seller or the Selling Subsidiary which would be reasonably necessary to conduct the Transferred Business, subject to the following exceptions:

          (i) the Seller or the Selling Subsidiary, as the case may be, may retain all Records which relate to Subsidiaries or divisions of the Seller other than those exclusively constituting part of the Transferred Business and shall provide copies of the relevant portions thereof which are reasonably necessary to conduct the Transferred Business to the Buyer;

          (ii) the Seller or the Selling Subsidiary, as the case may be, may retain all Transferred Records prepared in connection with the sale of the Transferred Business or any part thereof, including bids received from other parties and analyses relating to the Transferred Business; and

          (iii)the Seller or the Selling Subsidiary, as the case may be, may retain any Tax Returns, reports or forms.

The Seller and the Selling Subsidiary shall, if requested by the Buyer, enforce for the benefit of the Buyer, all confidentiality and similar agreements between the Seller or the Selling Subsidiary and any other party relating to the Transferred Assets or the Records.

     (d) The Buyer shall, and shall cause its Subsidiaries to, preserve and keep the Records of the Transferred Business actually delivered to the Buyer pursuant to this Agreement for a period of five years from the Closing Date, or for any longer periods required by any Governmental Entity or ongoing litigation, and the Buyer shall, or shall cause its Subsidiaries to, make such Records available to the Seller, its Affiliates and representatives as may be reasonably requested by the Seller for any purpose, including for purposes of determining any liability or obligation under this Agreement. The Seller shall, and shall cause its Subsidiaries to, preserve and keep the Records of the Transferred Business actually retained by the Seller pursuant to this Agreement for a period of five years from the Closing Date, or for any longer periods required by any Governmental Entity or ongoing litigation, and the Seller shall, or shall cause its Subsidiaries to, make such Records (other than any Tax Returns) available to the Buyer, its Affiliates and representatives as may be reasonably requested by the Buyer for any purpose, including for purposes of determining any liability or obligation under this Agreement.

     (e) The Seller shall use its reasonable best efforts to calculate the most recent twelve months of sales data (in 9 liter cases) available from all of its distributors and the estimated inventory on hand at such distributors (in 9 liter cases) on or about the Closing Date. The Seller shall deliver to the Buyer on the Closing Date a written statement setting forth its good faith calculation of such sales data and estimated inventory. The target level of inventory shall be the aggregate of such sales data divided by six. To the extent that the actual inventory is less than or equal to the target inventory, no amounts will be payable under this Section. To the extent the actual inventory is higher than the target inventory, the Seller shall promptly thereafter pay to the Buyer an amount equal to the product of (1) the difference between the actual inventory and the target inventory and (2) $80.

     (f) If any moral rights that would have be assigned to the Buyer hereunder as Transferred Intellectual Property are inalienable under the copyright laws of any country in which such rights are exploited, such inalienable rights are hereby waived by the Seller, the Selling Subsidiary and their Affiliates in favor of the Buyer, and such exploitation is hereby be consented to by such Persons, so that the purposes of this Agreement may be fully realized.

     SECTION 6.5. Public Announcements. The parties agree that, from the date hereof through the Closing Date, no public release or announcement concerning the transactions contemplated hereby shall be issued by either party without the prior consent of the other party (which consent shall not be unreasonably withheld), except as such release or announcement may be required by Applicable Law or the rules or regulations of any securities exchange, in which case, to the extent practicable, the party required to make the release or announcement shall allow the other party reasonable time (taking into consideration the alacrity with which such party is required to make such release or announcement) to comment on such release or announcement in advance of such issuance.

     SECTION 6.6. Dealings with Distributors and Brokers. From the date hereof through the Closing Date, and for a period of up to 12 months after the Closing Date, upon the Buyer's request, the Seller and the Selling Subsidiary shall advise and provide reasonable cooperation in connection with the Buyer securing agreements or arrangements with distributors and brokers with respect to the Transferred Business.

     SECTION 6.7. Intellectual Property Rights. (a) At Closing, the Seller, the Selling Subsidiary and the Buyer shall each execute the Global Trademark Assignments. Thereafter, at the Buyer's request and expense, the Seller or its designee shall execute and deliver such additional documents and shall take such further actions as may be reasonably required to allow the Buyer to record with all applicable Governmental Entities its ownership of all patent and trademark registrations and applications and domain names included in the Transferred Assets. The Buyer shall be solely responsible for all filing, attorney's or other fees incurred in connection with such additional documents and recordations.

     (b) The Seller and the Selling Subsidiary acknowledge that, after the Closing, the marks set forth on Schedule 4.11(a) and all goodwill arising out of the use thereof shall inure to the sole benefit of the Buyer.

     (c) If, after the Closing, the Seller or the Selling Subsidiary is issued or for any reason is deemed to be the owner, in any country, of any right, title or interest in any registration covering any of the Transferred Intellectual Property, or any mark that is confusingly similar to, or a translation and or transliteration of, the marks on Schedule 4.11(a) (collectively, the "Related Marks"), the Seller or the Selling Subsidiary, as applicable, shall so notify the Buyer and agrees that it has acted or will act as an agent on and for Buyer's behalf, and further agrees to execute any and all instruments deemed by the Buyer, its attorneys or representatives, to be necessary to transfer such right, title or interest in or to the Related Marks to the Buyer. Related Marks shall thereafter be considered included in the defined term Transferred Intellectual Property for all purposes of this Section 6.7.

     (d) Each of the Seller and the Selling Subsidiary further covenants and agrees that, after the Closing, it shall not, directly or indirectly through any agent, employee, affiliate or representative, and except as set forth in the Trademark & Know-How License:

          (i)  use  anywhere  in  the  world,  for  any  purpose,   any  of  the
               Transferred   Intellectual   Property,  or  anything  confusingly
               similar thereto;

          (ii) make any attempt, file any document with any Governmental Entity, or take any other action to challenge, attack, contest or adversely affect the full and exclusive ownership or validity of the Buyer's rights in the Transferred Intellectual Property;

          (iii)make use of, in connection with any other beverage product, any imagery, packaging, bottles, trade dress or advertising that are confusingly similar to those used by the Transferred Business or the Product;

          (iv) disparage the Business,  the Transferred Business,  the Purchased
               Assets,   the  Transferred   Liabilities,   the  Product  or  the
               Transferred Intellectual Property; or

          (v)  aid or abet anyone else in doing any of the foregoing acts.

     SECTION 6.8. Seller Non-Compete. (a) During the period beginning on the Closing Date and ending on the tenth anniversary of the Closing Date (the "Non-Compete Period") neither the Seller nor any of its Subsidiaries nor N.J. "Sky" Cooper shall, directly or indirectly, produce, market, manufacture, distribute or sell (for itself or a third party): (i) any new products that use imagery, packaging, bottles, trade dress or advertising that imitates or is confusingly similar to that of the Chambord products or (ii) any products containing or marketed, advertised, distributed or sold as containing liqueur flavored with berries, currants or other fruits (it being understood that this restriction would preclude in all cases the Seller or any of its Affiliates from selling any products with advertising that refers to or compares itself to Chambord).

     (b) Notwithstanding the foregoing, Section 6.8(a)(ii) shall not prohibit the Seller or any of its Affiliates from, directly or indirectly, producing, marketing, manufacturing, distributing or selling (for itself or a third party)
(i) the liqueur product called Royal Montaine and (ii) the following new products: a strawberry-vanilla flavored Irish liqueur and liqueurs containing any of the following fruits: apple, pomegranate, orange, pineapple, tangerine, lemon, grapefruit, apricot, peach or banana or from continuing to produce, market, manufacture, distribute or sell fruit-based liqueurs which any of them currently, and continue to, make, which include Blackberry Brandy, Boulaine Blackberry Liqueur, Boulaine Creme de Strawberry, Bartenders Raspberry Mudslide, Bartenders Raspberry Party Pak and Creme de Cassis; provided that none of these products shall be positioned or repositioned to a super-premium price category.

     (c) The Seller and the Selling  Subsidiary  understand and acknowledge that
(i) it would be difficult to calculate damages to the Buyer from any breach of the obligations of Park under this Section 6.8, (ii) injury to the Buyer from any such breach would be irreparable and impossible to measure and (iii) the remedy at law for any breach or threatened breach of this Section 6.8 would therefore be an inadequate remedy and, accordingly, the Buyer shall, in addition to all other available remedies (including, without limitation, seeking such damages as it can show it has sustained by reason of such breach and/or the exercise of all other rights it has under this Agreement), be entitled to seek injunctive relief, specific performance and other equitable remedies without the necessity of showing actual damages or posting bond.

     (d) The parties understand and acknowledge that that the restrictive covenants and other agreements contained in this Section 6.8 are an essential part of this Agreement and the Related Agreements and the transactions contemplated by this Agreement and the Related Agreements. It is the intention of the parties that, if any of the restrictions or covenants contained in this Agreement are held to cover a geographic area or to be for a length of time that is not permitted by Applicable Law, or is in way construed to be too broad or to any extent invalid, such provision shall not be construed to be null, void and of no effect, but to the extent that such provision would then be valid or enforceable under Applicable Law, such provision shall be construed and interpreted or reformed to provide for a restriction or covenant having the maximum enforceable geographic area, time period and other provisions as shall be valid and enforceable under Applicable Law. The parties also understand and acknowledge that nothing in this Section 6.8 shall limit, diminish or abrogate any obligation of the Seller or the Selling Subsidiary under this Agreement or any Related Agreement from limiting, infringing or violating any of the Buyer's right, title and interest in, to and under the Transferred Intellectual Property or the Marks or Related Marks.

     SECTION 6.9. Release; Other Matters.

     (a) Each of Seller, the Selling Subsidiary and the Selling Stockholders hereby releases, on behalf of itself and each of its Affiliates, successors and assigns, all of such Persons' rights with respect to any and all claims, known or unknown, which the Seller or the Selling Subsidiary could assert against R&J, the Business, the Transferred Business, the Transferred Assets or the Assumed Liabilities and arising out of, related to or in connection with any act or omission of the Seller, the Selling Subsidiary or any Selling Stockholder on or before the Closing or arising out of, related to or in connection with the Seller's or the Selling Subsidiary's status as the direct or indirect owner of R&J, the Business, the Transferred Business, the Transferred Assets or the Assumed Liabilities on or before the Closing and any dealings between the Seller, any of its Subsidiaries or any Selling Stockholder, on the one hand, and R&J, the Business, the Transferred Business, the Transferred Assets or the Assumed Liabilities, on the other hand.

     (b) At Closing, the Seller and the Selling Subsidiary shall provide the Buyer with Tax clearance certificates (to the extent available) reasonably satisfactory to the Buyer.

                                  ARTICLE VII
                              CONDITIONS TO CLOSING

     SECTION 7.1. Conditions Precedent to Obligations of the Parties. The respective obligations of the parties to consummate the transaction contemplated by this Agreement are subject to the satisfaction (or waiver) by each of the parties, at or prior to the Closing, of each of the following conditions:

     (a) No Injunctions. No preliminary or permanent injunction or other order, decree or ruling issued by any Governmental Entity of any jurisdiction nor any statute, rule, regulation or executive order promulgated or enacted by any Governmental Entity of any jurisdiction shall be in effect enjoining or otherwise materially impairing the consummation of the transactions contemplated by this Agreement.

     (b) Governmental Approvals. (i) All waiting periods applicable to the transactions contemplated by this Agreement and by the R&J Sale Agreement under the HSR Act shall have been terminated or shall have expired and (ii) any antitrust approvals necessary for consummation of the transactions contemplated by this Agreement and the R&J Sale Agreement in any of the territories set forth on Schedule 7.1(b) shall have been obtained.

     (c) R&J Sale Agreement. The Closing (as such term is defined in the R&J Sale Agreement) shall have occurred simultaneously with the Closing hereunder.

     SECTION 7.2. Conditions Precedent to Obligation of the Buyer. The obligation of the Buyer to consummate the transactions contemplated by this Agreement is subject to the satisfaction (or waiver by the Buyer) at or prior to the Closing of each of the following additional conditions:

     (a) Accuracy of Representations and Warranties. (i) Each of the representations and warranties of the Seller, the Selling Subsidiary and the Selling Stockholders set forth in this Agreement (in each case without giving effect, other than in the case of Sections 4.7(a) and 4.8(a), to any qualifiers or exceptions in the text of the relevant representation or warranty relating to materiality or Material Adverse Effect) shall be true and correct in all respects on and as of the Closing Date, with the same force and effect as though made on and as of the Closing Date, except, solely in the case of this clause
(i), (1) to the extent that any such representation or warranty is made as of a specified date, in which case such representation or warranty shall be so true and correct as of such date; and (2) where the failure of such representations and warranties to be so true and correct, individually or in the aggregate with all other such failures to be so true and correct (together with all such failures of the representations and warranties of the Seller, Chambord and the Selling Stockholders set forth in the R&J Agreement to be true and correct in all respects (in each case without giving effect to any qualifiers or exceptions in the text of the relevant representation or warranty relating to materiality or Material Adverse Effect) on and as of the Closing Date), has not had and would not reasonably be expected to result in a Material Adverse Effect, and
(ii) the representations and warranties set forth in Section 4.6(a)(i) of this Agreement and the representations and warranties in Sections 7.3 and 7.7.1 of the R&J Sale Agreement shall be true and correct in all material respects on and as of the Closing Date, with the same force and effect as though made on and as of the Closing Date.

     (b) Performance of Agreements. The Seller and the Selling Subsidiary shall have performed in all material respects all obligations and agreements set forth in this Agreement required to be performed by each of them prior to or on the Closing Date.

     (c) Certificate. The Buyer shall have received a certificate of each of the Seller and the Selling Subsidiary, dated as of the Closing Date, executed on behalf of the Seller or the Selling Subsidiary, as the case may be, by an authorized officer of the Seller or the Selling Subsidiary, as the case may be, to the effect that the conditions specified in paragraphs (a), (b) and (f) of
Section 7.2 have been fulfilled.

     (d) Related Agreements. The Buyer shall have received duly executed counterparts by the Seller and/or the Selling Subsidiary, as applicable, of each of the Related Agreements.

     (e) Release of Liens. Seller shall deliver UCC-3 partial releases and/or termination statements and such other instruments as are required to release all Liens of the lenders to and other creditors of the Seller and its Subsidiaries on the Transferred Assets and the capital stock of R&J.

     (f) No Material Adverse Effect. No event, occurrence, change, development or effect shall have occurred since the date of this Agreement that, individually or in the aggregate, has constituted or resulted in, or would reasonably be expected to constitute or result in, a Material Adverse Effect.

     (g) Manufacturing Review. A designated representative of the Buyer shall have (i) received from the Seller or the Selling Subsidiary at Closing a true and complete copy of the manufacturing instructions for the Product and shall be reasonably satisfied as to the completeness and correctness thereof; and (ii) the opportunity to witness an overview of the production process by the Seller or its subsidiaries of a batch of the Product.

     SECTION 7.3. Conditions Precedent to the Obligation of the Seller and the Selling Subsidiary. The obligation of the Seller and the Selling Subsidiary to consummate the transactions contemplated by this Agreement is subject to the satisfaction (or waiver by the Seller and the Selling Subsidiary) at or prior to the Closing of each of the following additional conditions:

     (a) Accuracy of Representations and Warranties. The representations and warranties of the Buyer set forth in this Agreement (in each case without giving effect to any qualifiers or exceptions in the text of the relevant representation or warranty relating to materiality or Buyer Material Adverse Effect) shall be true and correct in all respects, on and as of the Closing Date, with the same force and effect as though made on and as of the Closing Date, except (1) to the extent that any such representation or warranty is made as of a specified date, in which case such representation or warranty shall be so true and correct as of such date; and (2) where the failure of such representations and warranties to be so true and correct, individually or in the aggregate with all other such failures to be so true and correct (together with all such failures of the representations and warranties of the Buyer set forth in the R&J Agreement to be true and correct in all respects (in each case without giving effect to any qualifiers or exceptions in the text of the relevant representation or warranty relating to materiality or Buyer Material Adverse Effect) on and as of the Closing Date), has not had and would not reasonably be expected to result in a Buyer Material Adverse Effect.

     (b) Performance of Agreements. The Buyer shall have performed in all material respects all obligations and agreement set forth in this Agreement required to be performed by it prior to or on the Closing Date.

     (c) Certificate. The Seller and the Selling Subsidiary shall have received a certificate of the Buyer, dated as of the Closing Date, executed on behalf of the Buyer by an authorized officer of the Buyer, to the effect that the conditions specified in paragraphs (a) and (b) of Section 7.3 have been fulfilled.

     (d) Related Agreements. The Seller and the Selling Subsidiary shall have received duly executed counterparts by the Buyer of each of the Related Agreements.

                                  ARTICLE VIII
                                 INDEMNIFICATION

     SECTION 8.1. Survival of Representations, Warranties and Covenants. The representations and warranties contained in this Agreement shall survive the Closing for a period of eighteen (18) months following the Closing Date, other than (a) the representations and warranties contained in Sections 4.12 (Brokers and Intermediaries) and 5.6 (Brokers and Intermediaries), each of which shall survive forever, (b) the representations and warranties contained in Sections
4.13 (Tax Matters), each of which shall survive until the date that is 60 days following the expiration of the applicable statutory period of limitations (including any extensions thereof), and (c) the representations and warranties contained in Section 4.6(a)(i) (Title), which shall survive for a period of five
(5) years following the Closing Date; provided that in the event that, on or prior to the expiration of such five (5) year period, any party shall become aware of or otherwise receive notice of any inaccuracy or breach of a representation or warranty contained in Section 4.6(a)(i), such survival period shall be extended until the expiration of the applicable statute of limitations with respect to any claim that may arise therefrom (provided that the survival period under this clause (c) shall not in any event exceed ten (10) years). The covenants and agreements contained in this Agreement shall survive the Closing without limitation (except for those which by their terms contemplate a shorter survival time).

     SECTION 8.2. Obligation of Seller, Selling Subsidiary and Selling Stockholders. Subject to the other provisions of this Article VIII, the Seller and the Selling Subsidiary shall, jointly and severally, indemnify, defend and hold harmless (and the Selling Stockholders shall severally indemnify, defend and hold harmless, solely with respect to (i) an inaccuracy or breach of any representation and warranty set forth in Section 4.6(a)(i) (Title) or Section
4.13 (Tax) of this Agreement, in each case that would give rise to liability pursuant to Section 8.2(a), or (ii) the matters provided in Section 8.2(c), in each case in proportion to their ownership of the Seller as of the Closing Date; provided that all indemnification obligations of the Selling Stockholders pursuant to this Agreement shall cease upon the fifth anniversary of the Closing Date other than with respect to any pending but unresolved claim) the Buyer and its Affiliates, predecessors and successors, stockholders, employees, officers, directors, agents and representatives (the "Buyer Indemnitees") from and against, and pay or reimburse Buyer Indemnitees for, any and all damages, liabilities, losses, claims, obligations, Liens, assessments, judgments, fines and penalties ("Losses") that any of them may suffer, incur or sustain, directly or indirectly, arising out of, attributable to, relating to or resulting from:

     (a) any inaccuracy in or breach of any representation and warranty (without giving effect, other than in the case of Sections 4.7(a) and 4.8(a), to any qualifiers or exceptions relating to Knowledge, materiality or Material Adverse Effect) made by the Seller or the Selling Subsidiary in this Agreement or any certificate, instrument or agreement to be delivered by the Seller or the Selling Stockholder pursuant to this Agreement or in connection with the transactions contemplated hereby by virtue of its failure to be true and correct
(1) on and as of the Closing Date with the same effect as though made on and as of the Closing Date (other than any such representation or warranty that speaks as of a specific date or time other than the Closing Date) or (2) on and as of the date or time when made, in the case of any representation or warranty that speaks as of a specific date or time other than the Closing Date;

     (b) any breach or nonperformance of any of the covenants or other agreements made and to be performed by the Seller or the Selling Subsidiary pursuant to this Agreement or any certificate, instrument or agreement delivered by the Seller or the Selling Subsidiary pursuant to this Agreement or in connection with the transactions contemplated hereby (i) in the case of this clause (i), performed or to be preformed prior to the Closing or (ii) in the case of this clause (ii), performed or to be performed on or after the Closing; or

     (c) any Retained Asset or Retained Liability.

Any indemnification obligation of the Seller, the Selling Subsidiary or the Selling Stockholders under this Section 8.2 shall be satisfied first from the Escrow Fund and only by any such party to the extent that the Escrow Fund has been exhausted; provided, however, that no such limitation shall apply to any claim for indemnification under (1) Section 8.2(a) solely with respect to any inaccuracy or breach of a representation or warranty set forth in Section
4.6(a)(i)  or Section  4.13 of this  Agreement,  (2) Section  8.2(b)(ii)  or (3)
Section 8.2(c), each of which claims the Buyer Indemnitees may recover from the Seller, the Selling Subsidiary or any Selling Stockholder, as applicable and as and to the extent provided in this Agreement, without any obligation to first claim against or otherwise exhaust the Escrow Fund.

     SECTION 8.3. Obligations of the Buyer. Subject to the other provisions of this Article VIII, the Buyer hereby agrees to indemnify, defend and hold harmless the Seller, the Selling Subsidiary and their respective Affiliates, predecessors and successors, and stockholders, employees, officers, directors, agents and representatives (the "Seller Indemnitees") from and against, and pay or reimburse Seller Indemnitees for, any and all Losses that any of them may suffer, incur, or sustain, directly or indirectly, arising out of, attributable to, relating to or resulting from:

     (a) any inaccuracy in or breach of any representation and warranty (without giving effect to any qualifiers or exceptions relating to Knowledge, materiality or Buyer Material Adverse Effect) made by the Buyer in this Agreement or any certificate, instrument or agreement to be delivered by the Buyer pursuant to this Agreement or in connection with the transactions contemplated hereby by virtue of its failure to be true and correct (1) on and as of the Closing Date with the same effect as though made on and as of the Closing Date (other than any such representation or warranty that speaks as of a specific date or time other than the Closing Date) or (2) on and as of the date or time when made, in the case of any representation or warranty that speaks as of a specific date or time other than the Closing Date;

     (b) any breach or nonperformance of any of the covenants or other agreements made and to be performed by the Buyer pursuant to this Agreement or in any certificate, instrument or agreement delivered by the Buyer pursuant to this Agreement or in connection with the transactions contemplated hereby (i) in the case of this clause (i), performed or to be performed prior to the Closing and (ii) in the case of this clause (ii), performed or to be performed on or after the Closing;

     (c) any Transferred Asset or Assumed Liability.

     SECTION 8.4. Minimum Losses.

     (a) Except with respect to breaches of representations and warranties contained in Sections 4.6(a)(i) (Title), 4.12 (Brokers and Intermediaries) and
4.13 (Tax Matters) of this Agreement and in Sections 7.3, 7.7.1 and 7.16 (Title and Tax) of the R&J Sale Agreement, no Buyer Indemnitee shall have any right to indemnification under Section 8.2(a) or 8.2(b)(i) until aggregate Losses incurred by all Buyer Indemnitees (together with all indemnification pursuant to Section 9.1.1 of the R&J Agreement, other than Section 9.1.1(b) thereof to the extent relating to any breach or nonperformance of a covenant or agreement thereunder on or after the Closing) would exceed US$500,000 (the "Indemnity Threshold"), after which time all Losses in excess of such threshold shall be recoverable in accordance with the terms hereof.

     (b) Except with respect to breaches of representations and warranties contained in Section 5.6 (Brokers and Intermediaries), no Seller Indemnitee shall have any right to indemnification under Section 8.3(a) or 8.3(b)(i) until aggregate Losses incurred by all Seller Indemnitees would exceed the Indemnity Threshold, after which time all Losses in excess of such threshold shall be recoverable in accordance with the terms hereof.

     SECTION 8.5. Maximum Indemnification. (a) Except with respect to breaches of representations and warranties contained in Sections 4.6(a)(i) (Title), 4.12 (Brokers and Intermediaries), and 4.13 (Tax Matters) of this Agreement and in Sections 7.3, 7.7.1 and 7.16 (Title and Tax) of the R&J Sale Agreement, in no event shall the Seller, the Selling Subsidiary or the Selling Stockholders be obligated to provide indemnification pursuant to Section 8.2(a) or 8.2(b)(i) exceeding, in the aggregate (together with all indemnification pursuant to Section 9.1.1 of the R&J Agreement, other than Section 9.1.1(b) thereof to the extent relating to any breach or nonperformance of a covenant or agreement thereunder on or after the Closing), US$50,000,000 (the "Cap").

     (b) Except with respect to breaches of representations and warranties contained in Section 5.6 (Brokers and Intermediaries), in no event shall Buyer be obligated to provide indemnification pursuant to Section 8.3(a) or 8.3(b)(i) exceeding, in the aggregate, the Cap.

     SECTION 8.6. Notice; Procedure for Third-Party Claims. (a) Any Person entitled to indemnification under this Agreement (an "Indemnified Party") may seek indemnification for any Loss or potential Loss by giving written notice to the applicable party or parties from whom indemnification is sought (the "Indemnifying Party") before, if applicable, the expiration of the relevant period specified in Section 8.1. Written notice to such Indemnifying Party of the existence of a claim shall be given by the Indemnified Party as soon as practicable after the Indemnified Party first receives notice of the potential claim; provided that any failure to provide such prompt notice of the existence of a claim to the applicable Indemnifying Party shall not affect the Indemnified Party"s right to seek indemnification pursuant to this Article VIII except and only to the extent that such failure results in such Indemnifying Party actually incurring an expense or otherwise being prejudiced as a result of such delay. In the case of a claim not involving a Third-Party Claim, if the Indemnifying Party does not notify the Indemnified Party within thirty (30) calendar days following its receipt of such notice that the indemnifying party disputes its liability to the indemnified party under Article VIII, such claim specified by the Indemnified Party in such notice shall be conclusively deemed a liability of the Indemnifying Party under Article VIII and the Indemnifying Party shall pay the amount of such liability to the Indemnified Party on demand or, in the case of any notice in which the amount of the claim (or any portion thereof) is estimated, on such later date when the amount of such claim (or such portion thereof) becomes finally determined.

     (b) In the case of any claim asserted by a Person that is not a party to this Agreement against an Indemnified Party (a "Third-Party Claim"), the Indemnified Party shall permit the Indemnifying Party (at the expense of such Indemnifying Party) to assume the defense of such Third-Party Claim and any litigation or Proceeding resulting therefrom; provided that (i) counsel for the Indemnifying Party who shall conduct the defense of such claim or litigation shall be reasonably satisfactory to the Indemnified Party and (ii) the Indemnified Party may participate in such defense at such Indemnified Party's expense. Notwithstanding the election of the Indemnifying Party to assume control of such defense, the Indemnified Party shall be entitled to retain or assume the defense of such Third-Party Claims (at such Indemnified Party's expense) if (A) the amount of Losses from such claim could reasonably be expected to exceed, when aggregated with all other pending claims and unpaid claims for indemnification from such Indemnifying Party (together with, in the case of any of the Seller, the Selling Subsidiary or the Selling Stockholders as the Indemnifying Party, pending claims and unpaid claims for indemnification from each such other Person), the Escrow Fund or otherwise may not, in the good faith judgment of the Indemnified Party, be capable of being satisfied in full by such Indemnifying Party as provided herein; (B) the claim for indemnification relates to or arises in connection with any criminal proceeding, action, indictment, allegation or investigation that could reasonably be expected to adversely affect the Business; or (C) the Indemnified Party has been advised in writing by counsel that a conflict of interest exists between the Indemnifying Party and the Indemnified Party with respect to such claim (including the defense thereof). No Indemnifying Party, in the defense of any Third-Party Claim, shall consent to entry of any judgment or enter into any settlement without the consent of the Indemnified Party, which consent may be withheld in the Indemnified Party's sole discretion (unless the terms of such judgment or settlement include an unconditional full release of the Indemnified Party from all liability with respect to such Third-Party Claim and solely the payment of money and all such moneys shall be paid by the Indemnifying Party, in which case such consent shall not be unreasonably withheld). In the event that the Indemnifying Party does not accept the defense of any matter as above provided, the Indemnified Party shall have the right to defend against any such claim or demand, and shall be entitled to settle or agree to pay in full such claim or demand. In any event, the parties to this Agreement shall cooperate in the defense of any Third-Party Claim subject to this Article VIII and the records of each shall be made reasonably available to the other with respect to such defense.

     (c) Anything to the contrary in this Section 8.6 notwithstanding, if a Third-Party Claim includes or could reasonably be expected to include both a claim for Taxes that are Excluded Taxes and a claim for Taxes that are not Excluded Taxes, and such claim for Taxes that are Excluded Taxes is not separable from such a claim for Taxes that are not Excluded Taxes, Seller (if the claim for Taxes that are Excluded Taxes exceeds or reasonably could be expected to exceed in amount the claim for Taxes that are not Excluded Taxes) or otherwise the Buyer (Seller or the Buyer, as the case may be, the "Controlling Party"), shall be entitled to control the defense of such Third-Party Claim (such Third-Party Claim, a "Tax Claim"). In such case, the other party (Seller or the Buyer, as the case may be, the "Non-Controlling Party") shall be entitled to participate fully (at the Non-Controlling Party's sole expense) in the conduct of such Tax Claim and the Controlling Party shall not settle such Tax Claim without the consent of such Non-Controlling Party (which consent shall not be unreasonably withheld). The costs and expenses of conducting the defense of such Tax Claim shall be reasonably apportioned based on the relative amounts of the Tax Claim that are Excluded Taxes and the Tax Claim that are not Excluded Taxes.

     SECTION 8.7. Survival of Indemnity. Any matter as to which a claim has been asserted by formal notice satisfying the requirements of Section 8.6, and within the time limitation applicable under Section 8.1, that is pending or unresolved at the end of any applicable limitation period, under Section 8.1, by law or otherwise shall continue to be covered by this Article VIII notwithstanding such limitation (which the parties hereby waive solely with respect to such circumstances), until such matter is finally terminated or otherwise resolved by the parties under this Agreement, by an arbitration or by a court of competent jurisdiction and any amounts payable hereunder are finally determined and paid.

     SECTION 8.8. Subrogation. The rights of any Indemnifying Party shall be subrogated to any right of action that the Indemnified Party may have against any other person with respect to any matter giving rise to a claim for indemnification hereunder.

     SECTION 8.9. Exclusive Remedy. Except as specifically set forth in or contemplated by this Agreement, the R&J Sale Agreement or any Related Agreement or in any certificate, instrument or agreement to be delivered pursuant to this Agreement, the R&J Sale Agreement or any Related Agreement or in connection with the transactions contemplated hereby or thereby, effective as of the Closing,
(a) the Buyer waives any rights and claims for monetary damages the Buyer may have against the Seller, the Selling Subsidiary and the Selling Stockholders relating to the Transferred Business or the transactions contemplated by this Agreement other than any rights or claims relating to any Retained Asset, Retained Liability, R&J Retained Asset or R&J Retained Liability, to which such waiver shall not apply; and (b) each of the Seller, the Seller Subsidiary and each Selling Stockholder waives any rights and claims for monetary damages such Person may have against the Buyer relating to the Transferred Business or the transactions contemplated by this Agreement. The rights and claims waived pursuant to the immediately foregoing sentence include, without limitation, claims for breach of contract, breach of representation or warranty, negligent misrepresentation and all other claims for breach of duty. After the Closing,
Section 8.2 will provide the exclusive remedy for monetary damages for any misrepresentation, breach of warranty, covenant or other agreement or other claim in each case to the extent arising out of this Agreement. Notwithstanding the foregoing provisions of this Section 8.9, nothing herein will limit (i) any claim based upon fraud or willful breach, (ii) any claim relating to any Retained Asset, Retained Liability, R&J Retained Asset or R&J Retained Liability, or (iii) any claim in equity (including for specific performance or injunctive relief).

                                   ARTICLE IX
                        TERMINATION, AMENDMENT AND WAIVER

     SECTION 9.1. Termination.  (a) Notwithstanding  anything to the contrary in
this  Agreement,   this  Agreement  may  be  terminated  and  the   transactions
contemplated hereby abandoned at any time prior to the Closing:

     (i) by mutual written consent of the parties to this Agreement;

     (ii) automatically upon the termination of the R&J Sale Agreement pursuant to its terms;

     (iii) by the Seller and the Selling Subsidiary, on the one hand, or the Buyer, on the other hand, if the Closing does not occur on or prior to September 30, 2006; provided that the right to terminate this Agreement pursuant to this clause (iii) shall not be available to any party whose failure to fulfill any obligation under this Agreement, or whose breach of any representation or warranty by it set forth in this Agreement, has been the cause of, or resulted in, the failure of the Closing to have occurred on or before such date;

     (iv) by the Seller and the Selling Subsidiary, on the one hand, or the Buyer, on the other hand, by written notice to the other party or parties, as applicable, if:

          (A) the other party (including, in the case of the Seller and the Selling Subsidiary, any Selling Stockholder) has (and the terminating party shall not have) failed to perform and comply with in all material respects all material agreements, covenants and conditions hereby required to have been performed or complied with by such party prior to the time of such termination, and such failure shall not have been cured within 20 days following notice of such failure; provided that this 20-day period shall automatically be extended to 40 days following notice of such failure if such party shall have used good-faith efforts to cure such failure during such 20-day period and notwithstanding such efforts shall not have cured such failure to so perform and comply; or

          (B) any event shall occur after the date hereof that shall have made it impossible to satisfy a condition precedent to the terminating party's obligations to consummate the transactions contemplated by this Agreement, unless the occurrence of such event shall be due to the failure of the terminating party to perform or comply with any of the agreements, covenants or conditions hereof to be performed or complied with by such party prior to the Closing.

     (b) If this Agreement is terminated and the transactions contemplated hereby are abandoned as described in this Section 9.1, this Agreement shall become null and void and shall have no further force and effect, except for the provisions of this Section 9.1 and Sections 6.2(b) and 6.5 and Article X and provided that the Confidentiality Agreement shall continue in full force and effect. Nothing in this Section 9.1 shall be deemed to release any party from any liability for any willful breach by such party of the terms and provisions of this Agreement.

     SECTION 9.2. Amendments and Waivers. This Agreement may not be amended except by an instrument in writing signed on behalf of each of the parties to this Agreement. Compliance by the Seller, the Selling Subsidiary or the Selling Stockholders, on the one hand, or the Buyer, on the other hand, with any term or provision of this Agreement that such party was or is obligated to comply with or perform may be waived by an instrument in writing signed by the other party to this Agreement.

                                   ARTICLE X
                                  MISCELLANEOUS

     SECTION 10.1. Notices. All notices, requests and other communications hereunder shall be in writing and shall be sent, delivered or mailed, addressed or telefaxed:

(a)   if to the Buyer, to:

        Brown-Forman Corporation
        850 Dixie Highway
        Louisville, Kentucky 40210
        Attention:  Chief Executive Officer
                       fax: (502) 774-6648
                    General Counsel
                       fax: (502) 774-6650
                    Vice President/Director Corporate Development
                       fax (502) 774-7416
      with a copy to:

        Wachtell, Lipton, Rosen & Katz
        51 West 52nd Street
        New York, NY 10019
        Attention: David A. Katz, Esq. and Joshua R. Cammaker, Esq.
        Fax: (212) 403-2000


(b)   if to the Seller, the Selling Subsidiary or any Selling Stockholder, to:

        Chatam International Incorporated
        104 Springer Building
        3411 Silverside Road
        Wilmington, Delaware  19810
        Attention:  N.J. "Sky" Cooper, Chief Executive Officer and
                    Mark Small, Chief Financial Officer
        Fax: (302) 478-3667

        and

        Charles Jacquin et Cie., Inc.
        2633 Trenton Avenue
        Philadelphia, New York  19125
        Attention:  N.J. "Sky" Cooper, Chief Executive Officer and
                    Mark Small, Chief Financial Officer
        Fax:  (215) 425-9438

      with a copy to:

        Simpson Thacher & Bartlett LLP
        425 Lexington Avenue
        New York, NY  10017
        Attention:  Patrick J. Naughton
        Fax: (212) 455-2502

Each such  notice,  request or other  communication  shall be given  (i) by mail
(postage  prepaid,  registered or certified  mail,  return  receipt  requested),
(ii) by hand delivery, (iii) by nationally recognized courier service or (iv) by telefax, receipt confirmed (provided that, in the case of this clause (iv), that notice also be given by a method described in clauses (i) through (iii)). Each such notice, request or communication shall be effective (x) if mailed, ten days after mailing at the address specified in this Section 10.1 (or in accordance with the latest unrevoked written direction from such party) or (y) if delivered by hand or by nationally recognized courier service, when delivered at the address specified in this Section 10.1 (or in accordance with the latest unrevoked written direction from the receiving party).

     SECTION 10.2. Schedules. Inclusion of any matter or item in any Schedule to this Agreement does not imply that such matter or item would, under the provisions of this Agreement, have to be included in any Schedule to this Agreement or that such matter or term is otherwise material.

     SECTION 10.3. Severability. The provisions of this Agreement and the Related Agreements shall be deemed severable and the invalidity or unenforceability of any particular provision shall not affect the validity or enforceability of the other provisions of this Agreement or any of the Related Agreements in which such invalid or unenforceable provision shall appear. If any provision of this Agreement or any Related Agreement, or the application thereof to any Person or any circumstance, is found to be invalid or unenforceable in any jurisdiction, (a) a suitable and equitable provision shall be substituted therefor in order to carry out, so far as may be valid or enforceable, such provision and (b) the remainder of this Agreement or such Related Agreement, as applicable, and the application of such provision to other Persons or circumstances shall not be affected by such invalidity or unenforceability, nor shall such invalidity or unenforceability affect the validity or enforceability of such provision, or the application thereof, in any other jurisdiction.

     SECTION 10.4. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original and all of which shall, taken together, be considered one and the same agreement.

     SECTION 10.5. Entire Agreement; No Third Party Beneficiaries. This Agreement, together with the Related Agreements, the R&J Sale Agreement and the Confidentiality Agreement, (i) constitutes the entire agreement and supersedes all prior agreements and understandings, both written and oral, among the parties with respect to the subject matter hereof and (ii) except as otherwise provided in Article VIII, is not intended to confer upon any Person other than the parties to this Agreement any rights or remedies hereunder. Nothing in this Agreement shall be construed to modify or supersede the Confidentiality Agreement, it being understood that the Confidentiality Agreement shall continue to be in full force and effect notwithstanding the execution or termination of this Agreement.

     SECTION 10.6. Governing Law. This Agreement shall be governed by and construed in accordance with the internal laws of the State of Delaware, without giving effect to any of such state's conflicts of laws rules and, to the extent applicable, the federal statutory, regulatory and decisional law of the United States.

     SECTION 10.7. Consent to Arbitration. ALL DISPUTES, CONTROVERSIES OR CLAIMS ARISING OUT OF OR IN CONNECTION WITH THIS AGREEMENT OR ANY RELATED AGREEMENT SHALL BE FINALLY SETTLED UNDER THE RULES OF ARBITRATION OF THE INTERNATIONAL CHAMBER OF COMMERCE BY THREE ARBITRATORS APPOINTED IN ACCORDANCE WITH SAID RULES. THE PLACE OF ARBITRATION SHALL BE THE CITY OF NEW YORK. THE LANGUAGE OF THE ARBITRATION SHALL BE ENGLISH. THE AWARD SHALL BE FINAL AND BINDING UPON THE PARTIES. THE PARTIES UNDERTAKE TO CARRY OUT THE AWARD WITHOUT DELAY, AND WAIVE THEIR RIGHT TO ANY FORM OF APPEAL OR RECOURSE TO A COURT OF LAW OR OTHER
JUDICIAL AUTHORITY, INSOFAR AS SUCH WAIVER MAY VALIDLY BE MADE UNDER THE APPLICABLE LAW.

     SECTION 10.8. Assignment. None of this Agreement or any Related Agreement or any of the rights or obligations hereunder or thereunder shall be assigned by any of the parties hereto or thereto without the prior written consent of the Seller, in the case of any assignment by the Buyer, or the Buyer, in the case of any assignment by the Seller or the Selling Subsidiary; provided that the rights of the Buyer hereunder may be assigned to one or more Affiliates of the Buyer without the consent of the Seller; provided, further, that any such assignment shall not relieve the Buyer of any of its obligations hereunder. Subject to the preceding sentence, this Agreement will be binding upon, inure to the benefit of and be enforceable by the parties and their respective successors and permitted assigns. Any attempted assignment in violation of the terms of this Section 10.8 shall be null and void, ab initio.

     SECTION  10.9.  Expenses.  (a)  Except as  otherwise  specified  in Section
10.9(b) or elsewhere in this Agreement, all costs and expenses incurred in connection with this Agreement and the Related Agreements and the transactions contemplated by this Agreement and the Related Agreements shall be paid by the party incurring such cost or expense.

     (b) The Seller shall be responsible for the payment of all Transfer Taxes, if any, which may be payable with respect to the consummation of the transactions contemplated by this Agreement and the Related Agreements and, to the extent any exemptions from such taxes are available, the Buyer, the Seller and the Selling Subsidiary shall cooperate to prepare any certificates or other documents necessary to claim such exemptions. The Seller shall make due and timely payment of any Transfer Taxes to the applicable Governmental Entity. The Seller and the Buyer shall cooperate with respect to the preparation and filing of any Transfer Tax Returns.

     SECTION 10.10. Bulk Transfer Laws. The parties hereby waive compliance with the provision of any bulk transfer laws applicable to the transactions contemplated by this Agreement or any Related Agreement.



     IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed as of the day and year first above written.


                                           CHATAM INTERNATIONAL INCORPORATED

                                           By:    /s/ N.J. "Sky" Cooper
                                           Name:  N.J. "Sky" Cooper
                                           Title: Chairman


                                           CHARLES JACQUIN ET CIE., INC.

                                           By:    /s/ N.J. "Sky" Cooper
                                           Name:  N.J. "Sky" Cooper
                                           Title: Chairman


                                           SELLING STOCKHOLDERS

                                                  /s/ N.J. "Sky" Cooper
                                                  N.J. "SKY" COOPER


                                                  /s/ John A. Cooper
                                                  JOHN A. COOPER

                                                  /s/ Robert J. Cooper
                                                  ROBERT J. COOPER



                                           BROWN-FORMAN CORPORATION

                                           By:    /s/ Paul C. Varga
                                           Name:  Paul C. Varga
                                           Title: President & CEO

                                                                   Exhibit 10(l)


               AMENDMENT AND RESTATEMENT AGREEMENT dated as of April 10, 2006 in respect of the FIVE-YEAR CREDIT AGREEMENT (as amended, supplemented or otherwise modified from time to time, the "Credit Agreement") dated as of July 30, 2004, among BROWN-FORMAN CORPORATION (the "Company"); BROWN-FORMAN BEVERAGES EUROPE LTD.; the LENDERS party thereto; and JPMORGAN CHASE BANK, N.A., as Administrative Agent.

     WHEREAS the Company and the Lenders whose signatures appear below, constituting the Required Lenders (as defined in the Credit Agreement), have agreed, on the terms and subject to the conditions set forth herein, to amend and restate the Credit Agreement as set forth herein.

     NOW, THEREFORE, in consideration of the premises and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

     SECTION 1. Amendment and Restatement of Credit Agreement. Effective as of the Amendment Effective Date (as defined below), the Credit Agreement is hereby amended and restated in the form attached as Exhibit A hereto (as so amended and restated, the "Restated Credit Agreement"), it being agreed that all schedules and exhibits to the Credit Agreement shall continue to constitute schedules and exhibits to the Restated Credit Agreement in the forms thereof in effect immediately prior to the Amendment Effective Date.

     SECTION 2. Representations and Warranties. The Company represents and warrants as of the Amendment Effective Date to the Lenders that:

               (a) All representations and warranties set forth in the Restated Credit Agreement are true and correct in all material respects with the same effect as if made on the Amendment Effective Date (other than the representations and warranties set forth in Sections 3.04(b) and 3.05), except to the extent such representations and warranties expressly relate to an earlier date (in which case such representations and warranties shall be true and correct in all material respects as of such earlier date).

               (b) On the Amendment Effective Date, no Default has occurred and is continuing.

     SECTION 3. Conditions to Effectiveness. The Restated Credit Agreement shall become effective as an amendment and restatement of the Credit Agreement, and Brown-Forman Beverages Europe Ltd. shall become a party to the Restated Credit Agreement and a Borrower thereunder, on the date (the "Amendment Effective Date") on which each of the following conditions is satisfied (or waived in accordance with Section 10.02 of the Credit Agreement), which date is April 10, 2006:

               (a) The Administrative Agent (or its counsel) shall have received from Lenders constituting the Required Lenders either (A) a counterpart of this Amendment and Restatement Agreement signed on behalf of such party or (B) written evidence satisfactory to the Administrative Agent (which may include telecopy transmission of a signed signature page of this Amendment and Restatement Agreement) that such party has signed a counterpart of this Amendment and Restatement Agreement.

               (b) The Administrative Agent shall have received favorable written opinion[s] (addressed to the Administrative Agent and the Lenders and dated the Amendment Effective Date) of counsel for the Company substantially to the effect set forth in Exhibit B hereto. The Company hereby requests such counsel to deliver such opinion[s].

               (c) The Administrative Agent shall have received such documents and certificates as the Administrative Agent or its counsel may reasonably request relating to the organization, existence and good standing of the Credit Parties (as defined in the Restated Credit Agreement) and the authorization of this Amendment and Restatement Agreement, all in form and substance satisfactory to the Administrative Agent and its counsel.

               (d) The Administrative Agent shall have received a certificate, dated the Amendment Effective Date and signed by the President, a Vice President or a Financial Officer of the Company, confirming the accuracy of the representations set forth in paragraphs (a) and (b) of
          Section 2 of this Amendment and Restatement Agreement.

               (e) The Administrative Agent shall have received all documentation and other information related to Brown-Forman Beverages Europe Ltd. required by the Administrative Agent and each Lender under applicable "know your customer" or similar rules and regulations, including the USA Patriot Act.

The Administrative Agent shall notify the Company and the Lenders of the Amendment Effective Date, and such notice shall be conclusive and binding.

     SECTION 4. Applicable Law. THIS AMENDMENT AND RESTATEMENT AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK.

     SECTION 5. Counterparts. This Amendment and Restatement Agreement may be executed in two or more counterparts, each of which shall constitute an original but all of which when taken together shall constitute but one contract. Delivery of an executed counterpart of a signature page of this Amendment and Restatement Agreement by telecopy shall be effective as delivery of a manually executed counterpart of this Amendment and Restatement Agreement.

     SECTION 6. Expenses. The Company agrees to reimburse the Administrative Agent for all reasonable out-of-pocket expenses incurred by it in connection with this Amendment and Restatement Agreement, including the reasonable fees, charges and disbursements of Cravath, Swaine & Moore LLP, counsel for the Administrative Agent.



     IN WITNESS WHEREOF, the parties hereto have caused this Amendment and Restatement Agreement to be duly executed by their respective authorized officers as of the day and year first above written.


                                              BROWN-FORMAN CORPORATION

                                              By     /s/ Meredith M. Parente
                                              Name:  Meredith M. Parente
                                              Title: VP - Treasurer

                                              BROWN-FORMAN CORPORATION

                                              By     /s/ Roger D. Shannon
                                              Name:  Roger D. Shannon
                                              Title: AVP - Asst. Treasurer

                                              BROWN-FORMAN BEVERAGES EUROPE LTD.

                                              By     /s/ Nelea Absher
                                              Name:  Nelea Absher
                                              Title: Director

                                              BROWN-FORMAN BEVERAGES EUROPE LTD.

                                              By     /s/ Paul Pape
                                              Name:  Paul Pape
                                              Title: Director

                                              JPMORGAN CHASE BANK, N.A.,
                                               individually and as
                                               Administrative Agent,

                                                                     EXHIBIT A


                              AMENDED AND RESTATED
                           FIVE-YEAR CREDIT AGREEMENT
                                   dated as of
                                  July 30, 2004
                                      among
                            BROWN-FORMAN CORPORATION
                       BROWN-FORMAN BEVERAGES EUROPE LTD.
                 The Other Borrowing Subsidiaries Parties Hereto
                            The Lenders Party Hereto
                             BANK OF AMERICA, N.A.,
                              as Syndication Agent
                                 CITIBANK, N.A.
                                  HSBC BANK USA
                                       and
                         NATIONAL CITY BANK OF KENTUCKY
                             as Documentation Agents
                                       and
                            JPMORGAN CHASE BANK, N.A.
                             as Administrative Agent
                           ___________________________
                           J.P. MORGAN SECURITIES INC.
                         BANC OF AMERICA SECURITIES LLC,
                  as Joint Lead Arrangers and Joint Bookrunners



                                TABLE OF CONTENTS

                                    ARTICLE I
                                   Definitions

SECTION 1.01.     Defined Terms
SECTION 1.02.     Classification of Loans and Borrowings
SECTION 1.03.     Terms Generally
SECTION 1.04.     Accounting Terms; GAAP

                                   ARTICLE II
                                   The Credits

SECTION 2.01.     Commitments
SECTION 2.02.     Loans and Borrowings
SECTION 2.03.     Requests for Revolving Borrowings
SECTION 2.04.     Competitive Bid Procedure
SECTION 2.05.     Funding of Borrowings
SECTION 2.06.     Interest Elections
SECTION 2.07.     Termination and Reduction of Commitments
SECTION 2.08.     Repayment of Loans; Evidence of Debt
SECTION 2.09.     Prepayment of Loans
SECTION 2.10.     Increase in Commitments
SECTION 2.11.     Fees
SECTION 2.12.     Interest
SECTION 2.13.     Alternate Rate of Interest
SECTION 2.14.     Increased Costs
SECTION 2.15.     Break Funding Payments
SECTION 2.16.     Taxes
SECTION 2.17.     Payments Generally; Pro Rata Treatment; Sharing of Set-offs
SECTION 2.18.     Mitigation Obligations; Replacement of Lenders
SECTION 2.19.     Designation of Borrowing Subsidiaries

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

                                   ARTICLE IV
                                   Conditions

SECTION 4.01.     [Intentionally Omitted]
SECTION 4.02.     Each Credit Event
SECTION 4.03.     Initial Credit Event for each Borrowing Subsidiary

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

                                   ARTICLE VII
                                Events of Default

                                  ARTICLE VIII
                            The Administrative Agent

                                   ARTICLE IX
                                    Guarantee

                                    ARTICLE X
                                  Miscellaneous

SECTION 10.01.    Notices
SECTION 10.02.    Waivers; Amendments
SECTION 10.03.    Expenses; Indemnity; Damage Waiver
SECTION 10.04.    Successors and Assigns
SECTION 10.05.    Survival
SECTION 10.06.    Counterparts; Integration; Effectiveness
SECTION 10.07.    Severability
SECTION 10.08.    Right of Setoff
SECTION 10.09.    Governing Law; Jurisdiction; Consent to Service of Process
SECTION 10.10.    WAIVER OF JURY TRIAL
SECTION 10.11.    Headings
SECTION 10.12.    Confidentiality
SECTION 10.13.    Interest Rate Limitation
SECTION 10.14.    Conversion of Currencies
SECTION 10.15.    USA Patriot Act






                    AMENDED AND RESTATED  FIVE-YEAR CREDIT AGREEMENT dated as of
               April 10, 2006 (the "Agreement"), among BROWN-FORMAN CORPORATION (the "Company"), a Delaware corporation; BROWN-FORMAN BEVERAGES EUROPE LTD., an English company, and the other BORROWING SUBSIDIARIES from time to time party hereto (the Company and the Borrowing Subsidiaries being collectively called the "Borrowers"), the LENDERS party hereto, BANK OF AMERICA, N.A., as Syndication Agent, CITIBANK, N.A., HSBC BANK USA and NATIONAL CITY BANK OF KENTUCKY, as Documentation Agents, and JPMORGAN CHASE BANK, N.A., as Administrative Agent.

     The Company (such term and each other capitalized term used but not otherwise defined herein having the meaning assigned to it in Article I) has requested the Lenders to establish the credit facility provided for herein under which the Company and the Borrowing Subsidiaries may obtain Revolving Loans and Competitive Loans in an aggregate principal amount of up to $400,000,000. Such Loans will be used for working capital and general corporate purposes and to provide liquidity in connection with any commercial paper program of the Company. The Lenders are willing to extend such credit to the Borrowers on the terms and subject to the conditions set forth herein. Accordingly, the parties hereto agree as follows:

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

     "Administrative Agent" means JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the Lenders hereunder.

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


     For purposes of the foregoing, (i) if either Moody's or S&P shall not have in effect a rating for the Index Debt (other than by reason of the circumstances referred to in the last sentence of this definition), then such rating agency shall be deemed to have established a rating in Category 6; (ii) if the ratings established or deemed to have been established by Moody's and S&P for the Index Debt shall fall within different Categories, the Applicable Rate shall be based on the higher of the two ratings unless one of the two ratings is two or more Categories lower than the other, in which case the Applicable Rate shall be determined by reference to the Category next above that of the lower of the two ratings; and (iii) if the ratings established or deemed to have been established by Moody's and S&P for the Index Debt shall be changed (other than as a result of a change in the rating system of Moody's or S&P), such change shall be effective as of the date on which it is first publicly announced by the applicable rating agency. Each change in the Applicable Rate shall apply during the period commencing on the effective date of such change and ending on the date immediately preceding the effective date of the next such change. If the rating system of Moody's or S&P shall change, or if either such rating agency shall cease to be in the business of rating corporate debt obligations, the Company and the Lenders shall negotiate in good faith to amend this definition to reflect such changed rating system or the unavailability of ratings from such rating agency and, pending the effectiveness of any such amendment, the Applicable Rate shall be determined by reference to the rating most recently in effect prior to such change or cessation.

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

     "Board" means the Board of Governors of the Federal Reserve System of the United States of America.

     "Borrower" means the Company or any Borrowing Subsidiary.

     "Borrowing" means (a) Revolving Loans of the same Type and to the same Borrower, made, converted or continued on the same date and, in the case of Eurodollar Loans, as to which a single Interest Period is in effect, or (b) a Competitive Loan or group of Competitive Loans of the same Type and to the same Borrower made on the same date and as to which a single Interest Period is in effect.

     "Borrowing Request" means a request by a Borrower for a Revolving Borrowing in accordance with Section 2.03.

     "Borrowing Subsidiary" means Brown-Forman Beverages Europe Ltd. and each other Subsidiary that has been designated as a Borrowing Subsidiary pursuant to
Section 2.19 and that has not ceased to be a Borrowing Subsidiary as provided in such Section.

     "Borrowing Subsidiary Agreement" means a Borrowing Subsidiary Agreement substantially in the form of Exhibit C.

     "Borrowing Subsidiary Termination" means a Borrowing Subsidiary Termination substantially in the form of Exhibit D.

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

     "Change in Control" means (a) the acquisition of ownership, directly or indirectly, beneficially or of record, by any Person or group (within the meaning of the Securities Exchange Act of 1934 and the rules of the Securities and Exchange Commission thereunder as in effect on the date hereof), of shares representing more than 50% of the aggregate ordinary voting power represented by the issued and outstanding capital stock of the Company, other than descendants of George Garvin Brown and their respective family members and descendants, entities controlled by, or trusts for the benefit of, any of them, including family and charitable trusts; (b) occupation of a majority of the seats (other than vacant seats) on the board of directors of the Company by Persons who were neither (i) nominated by the board of directors of the Company nor
(ii) appointed by directors so nominated; or (c) the acquisition of direct or indirect Control of the Company by any Person or group.

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

     "Commitment" means, with respect to each Lender, the commitment of such Lender to make Revolving Loans hereunder, as such commitment may be reduced or increased from time to time pursuant to Section 2.07 or 2.10 or pursuant to assignments by or to such Lender pursuant to Section 10.04. The initial amount of each Lender's Commitment is set forth on Schedule 2.01, or in the Assignment and Acceptance pursuant to which such Lender shall have assumed its Commitment, as applicable. The initial aggregate amount of the Lenders' Commitments is $400,000,000.

     "Company" has the meaning assigned to such term in the heading of this Agreement.

     "Competitive Bid" means an offer by a Lender to make a Competitive Loan in accordance with Section 2.04.

     "Competitive Bid Rate" means, with respect to any Competitive Bid, the Margin or the Fixed Rate, as applicable, offered by the Lender making such Competitive Bid.

     "Competitive Bid Request" means a request by a Borrower for Competitive Bids in accordance with Section 2.04.

     "Competitive Loan" means a Loan made pursuant to Section 2.04.

     "Consolidated Assets" means at any time, the aggregate amount of assets (less applicable accumulated depreciation, depletion and amortization and other reserves and other properly deductible items) of the Company and its Subsidiaries, all as set forth in the most recent consolidated balance sheet of the Company and its Subsidiaries, determined on a consolidated basis in accordance with GAAP.

     "Consolidated Net Worth" means on any date the net worth of the Company and its Subsidiaries on such date, determined on a consolidated basis in accordance with GAAP.

     "Consolidated Total Debt" means on any date all Indebtedness of the Company and its Subsidiaries on such date (other than obligations referred to in clause
(i) of the definition of "Indebtedness"), determined on a consolidated basis in accordance with GAAP.

     "Control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of a Person, whether through the ability to exercise voting power, by contract or otherwise. "Controlling" and "Controlled" have meanings correlative thereto.

     "Credit Party" means the Company, in its capacity as a Borrower and as a guarantor of the Obligations of the other Borrowers pursuant to Article IX, and each Borrowing Subsidiary.

     "Default" means any event or condition which constitutes an Event of Default or which upon notice, lapse of time or both would, unless cured or waived, become an Event of Default.

     "Disclosed Matters" means the actions, suits and proceedings and the environmental matters disclosed in Schedule 3.05.

     "Dollars" or "$" refers to lawful money of the United States of America.

     "Effective  Date"  means  the date on which  the  conditions  specified  in
Section 4.01 are satisfied (or waived in accordance with Section 10.02).

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

     "Environmental Liability" means any liability, contingent or otherwise (including any liability for damages, costs of environmental remediation, fines, penalties or indemnities), of the Company or any Subsidiary directly or indirectly resulting from or based upon (a) violation of any Environmental Law,
(b) the generation, use, handling, transportation, storage, treatment or disposal of any Hazardous Materials, (c) exposure to any Hazardous Materials,
(d) the release or threatened release of any Hazardous Materials into the environment or (e) any contract, agreement or other consensual arrangement pursuant to which liability is assumed or imposed with respect to any of the foregoing.

     "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time.

     "ERISA Affiliate" means any trade or business (whether or not incorporated) that, together with the Company, is treated as a single employer under
Section 414(b) or (c) of the Code or, solely for purposes of Section 302 of ERISA and Section 412 of the Code, is treated as a single employer under
Section 414 of the Code.

     "ERISA Event" means (a) any "reportable event", as defined in Section 4043 of ERISA or the regulations issued thereunder with respect to a Plan (other than an event for which the 30-day notice period is waived); (b) the existence with respect to any Plan of an "accumulated funding deficiency" (as defined in Section 412 of the Code or Section 302 of ERISA), whether or not waived; (c) the filing pursuant to Section 412(d) of the Code or Section 303(d) of ERISA of an application for a waiver of the minimum funding standard with respect to any Plan; (d) the incurrence by the Company or any of its ERISA Affiliates of any liability under Title IV of ERISA with respect to the termination of any Plan;
(e) the receipt by the Company or any ERISA Affiliate from the PBGC or a plan administrator of any notice relating to an intention to terminate any Plan or Plans or to appoint a trustee to administer any Plan; (f) the incurrence by the Company or any of its ERISA Affiliates of any liability with respect to the withdrawal or partial withdrawal from any Plan or Multiemployer Plan; or (g) the receipt by the Company or any ERISA Affiliate of any notice, or the receipt by any Multiemployer Plan from the Company or any ERISA Affiliate of any notice, concerning the imposition of Withdrawal Liability or a determination that a Multiemployer Plan is, or is expected to be, insolvent or in reorganization, within the meaning of Title IV of ERISA.

     "Eurodollar", when used in reference to any Loan or Borrowing, refers to whether such Loan, or the Loans comprising such Borrowing, are bearing interest at a rate determined by reference to the Adjusted LIBO Rate (or, in the case of a Competitive Loan, the LIBO Rate).

     "Event of Default" has the meaning assigned to such term in Article VII.

     "Excluded Taxes" means, with respect to the Administrative Agent, any Lender or any other recipient of any payment to be made by or on account of any Obligation hereunder, (a) income or franchise taxes imposed on (or measured by) its net income by the United States of America, or by the jurisdiction under the laws of which such recipient is organized or in which its principal office is located or, in the case of any Lender, in which its applicable lending office is located, (b) any branch profit taxes imposed by the United States of America or any similar tax imposed by any other jurisdiction in which such recipient is located and (c) in the case of a Foreign Lender (other than an assignee pursuant to a request by the Company under Section 2.18(b)), any withholding tax that is imposed by the United States of America (or any political subdivision thereof) on payments by a US Credit Party from an office within such jurisdiction to the extent such tax is in effect and applicable to such payments on the date hereof or at the time such Foreign Lender becomes a party to this Agreement (or designates a new lending office) or is attributable to such Foreign Lender's failure to comply with Section 2.16(e), except to the extent that such Foreign Lender (or its assignor, if any) was entitled, at the time of designation of a new lending office (or assignment), to receive additional amounts with respect to such withholding tax pursuant to Section 2.16(a).

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

     "Financial  Officer" means the chief  executive  officer,  chief  financial
officer,  principal  accounting  officer,  treasurer,   assistant  treasurer  or
controller of the Company.

     "Fixed Rate" means, with respect to any Competitive Loan (other than a Eurodollar Competitive Loan), the fixed rate of interest per annum specified by the Lender making such Competitive Loan in its related Competitive Bid.

     "Fixed  Rate Loan" means a  Competitive  Loan  bearing  interest at a Fixed
Rate.

     "Foreign Lender" means any Lender that is organized under the laws of a jurisdiction other than the United States of America, a State thereof or the District of Columbia.

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

     "Indemnified Taxes" means Taxes other than Excluded Taxes.

     "Index Debt" means senior, unsecured, long-term indebtedness for borrowed money of the Company that is not guaranteed by any other Person or subject to any other credit enhancement.

     "Information Memorandum" means the Confidential Information Memorandum dated July, 2004 relating to the Company and the Transactions.

     "Interest Election Request" means a request by the relevant Borrower to convert or continue a Revolving Borrowing in accordance with Section 2.06.

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

     "Material Adverse Effect" means a material adverse effect on (a) the financial condition or results of operation of the Company and the Subsidiaries taken as a whole or (b) the rights of or remedies available to the Lenders under this Agreement.

     "Material Indebtedness" means Indebtedness (other than the Loans), or obligations in respect of one or more Hedging Agreements, of any one or more of the Company and its Subsidiaries in an aggregate principal amount exceeding $25,000,000. For purposes of determining Material Indebtedness, the "principal amount" of the obligations of the Company or any Subsidiary in respect of any Hedging Agreement at any time shall be the maximum aggregate amount (giving effect to any netting agreements) that the Company or such Subsidiary would be required to pay if such Hedging Agreement were terminated at such time.

     "Maturity Date" means July 30, 2009.

     "Moody's" means Moody's Investors Service, Inc.

     "Multiemployer   Plan"   means  a   multiemployer   plan  as   defined   in
Section 4001(a)(3) of ERISA.

     "Obligations" means, with respect to any Borrower, the due and punctual payment of (i) the principal of and premium, if any, and interest (including interest accruing during the pendency of any bankruptcy, insolvency, receivership or other similar proceeding, regardless of whether allowed or allowable in such proceeding) on the Loans made to such Borrower, when and as due, whether at maturity, by acceleration, upon one or more dates set for prepayment or otherwise and (ii) all other monetary obligations, including fees, costs, expenses and indemnities, whether primary, secondary, direct, contingent, fixed or otherwise (including monetary obligations incurred during the pendency of any bankruptcy, insolvency, receivership or other similar proceeding, regardless of whether allowed or allowable in such proceeding), of such Borrower under this Agreement.

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

     "Plan" means any employee  pension benefit plan (other than a Multiemployer
Plan) subject to the provisions of Title IV of ERISA or Section 412 of the Code or Section 302 of ERISA, and in respect of which the Company or any ERISA Affiliate is (or, if such plan were terminated, would under Section 4069 of ERISA be deemed to be) an "employer" as defined in Section 3(5) of ERISA.

     "Prime Rate" means the rate of interest per annum publicly announced from time to time by JPMorgan Chase Bank, N.A. as its prime rate in effect at its principal office in New York City; each change in the Prime Rate shall be effective from and including the date such change is publicly announced as being effective.

     "Principal Property" means all property located in the United States of America directly engaged in the manufacturing activities of the Company and its Subsidiaries, the inventory and accounts receivable of the Company and its Subsidiaries wherever located and the capital stock or other equity interests owned by the Company and its Subsidiaries.

     "Register" has the meaning set forth in Section 10.04.

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

     "Sale-Leaseback Transactions" means any arrangement whereby the Company or a Subsidiary shall sell or transfer any property, real or personal, used or useful in its business, whether now owned or hereinafter acquired, and thereafter rent or lease property that it intends to use for substantially the same purpose or purposes as the property sold or transferred; provided that any such arrangement entered into within 180 days after the acquisition, construction or substantial improvement of the subject property shall not be deemed to be a "Sale-Leaseback Transaction".

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

     "Subsidiary" means any subsidiary of the Company.

     "Taxes" means any and all present or future taxes, levies, imposts, duties, deductions, charges or withholdings imposed by any Governmental Authority.

     "Transactions" means the execution, delivery and performance by the Company and the other Borrowers of this Agreement and the borrowing of Loans.

     "Type", when used in reference to any Loan or Borrowing, refers to whether the rate of interest on such Loan, or on the Loans comprising such Borrowing, is determined by reference to the Adjusted LIBO Rate, the Alternate Base Rate or, in the case of a Competitive Loan or Borrowing, the LIBO Rate or a Fixed Rate.

     "US Credit Party" means each Credit Party that is incorporated or otherwise organized in the United States of America, a state thereof or the District of Columbia.

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

     SECTION 1.04. Accounting Terms; GAAP. Except as otherwise expressly provided herein, all terms of an accounting or financial nature shall be construed in accordance with GAAP, as in effect from time to time; provided that, if the Company notifies the Administrative Agent that the Company requests an amendment to any provision hereof to eliminate the effect of any change occurring after the date hereof in GAAP or in the application thereof on the operation of such provision (or if the Administrative Agent notifies the Company that the Required Lenders request an amendment to any provision hereof for such purpose), regardless of whether any such notice is given before or after such change in GAAP or in the application thereof, then such provision shall be interpreted on the basis of GAAP as in effect and applied immediately before such change shall have become effective until such notice shall have been withdrawn or such provision amended in accordance herewith.

                                   ARTICLE II
                                   The Credits

     SECTION 2.01. Commitments. Subject to the terms and conditions set forth herein, each Lender agrees to make Revolving Loans to the Company and the Borrowing Subsidiaries from time to time during the Availability Period in an aggregate principal amount that will not result in (a) such Lender's Revolving Loans exceeding such Lender's Commitment or (b) the sum of the total Revolving Loans plus the aggregate principal amount of outstanding Competitive Loans exceeding the total Commitments. Within the foregoing limits and subject to the terms and conditions set forth herein, the Borrowers may borrow, prepay and reborrow Revolving Loans.

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

     (b) Subject to Section 2.13, (i) each Revolving Borrowing shall be comprised entirely of ABR Loans or Eurodollar Loans as the applicable Borrower may request in accordance herewith, and (ii) each Competitive Borrowing shall be comprised entirely of Eurodollar Loans or Fixed Rate Loans as the applicable Borrower may request in accordance herewith. Each Lender at its option may make any Eurodollar Loan by causing any domestic or foreign branch or Affiliate of such Lender to make such Loan; provided that any exercise of such option shall not affect the obligation of the applicable Borrower to repay such Loan in accordance with the terms of this Agreement.

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

     SECTION 2.03. Requests for Revolving Borrowings. To request a Revolving Borrowing, the applicable Borrower, or the Company on behalf of the applicable Borrower, shall notify the Administrative Agent of such request by telephone
(a) in the case of a Eurodollar Borrowing, not later than 11:00 a.m., New York City time, three Business Days before the date of the proposed Borrowing or (b) in the case of an ABR Borrowing, not later than 11:00 a.m., New York City time, on the date of the proposed Borrowing. Each such telephonic Borrowing Request shall be irrevocable and shall be confirmed promptly by hand delivery or telecopy to the Administrative Agent of a written Borrowing Request in a form approved by the Administrative Agent and signed by the Borrower (or by the Company on its behalf). Each such telephonic and written Borrowing Request shall specify the following information in compliance with Section 2.02:

     (i) the Borrower requesting such Borrowing (or on whose behalf the Company is requesting such Borrowing);

     (ii) the aggregate amount of the requested Borrowing;

     (iii)the date of such Borrowing, which shall be a Business Day;

     (iv) whether such Borrowing is to be an ABR Borrowing or a Eurodollar Borrowing;

     (v) in the case of a Eurodollar Borrowing, the initial Interest Period to be applicable thereto, which shall be a period contemplated by the definition of the term "Interest Period"; and

     (vi) the location and number of the relevant Borrower's account to which funds are to be disbursed, which shall comply with the requirements of
          Section 2.05.

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

     SECTION 2.04. Competitive Bid Procedure. (a) Subject to the terms and conditions set forth herein, from time to time during the Availability Period any Borrower may request Competitive Bids and may (but shall not have any obligation to) accept Competitive Bids and borrow Competitive Loans; provided that the sum of the total Revolving Loans plus the aggregate principal amount of outstanding Competitive Loans at any time shall not exceed the total Commitments. To request Competitive Bids, the Company or the applicable Borrower shall notify the Administrative Agent of such request by telephone, in the case of a Eurodollar Borrowing, not later than 11:00 a.m., New York City time, four Business Days before the date of the proposed Borrowing and, in the case of a Fixed Rate Borrowing, not later than 10:00 a.m., New York City time, one Business Day before the date of the proposed Borrowing; provided that the applicable Borrower may submit up to (but not more than) three Competitive Bid Requests on the same day, but a Competitive Bid Request shall not be made within five Business Days after the date of any previous Competitive Bid Request, unless any and all such previous Competitive Bid Requests shall have been withdrawn or all Competitive Bids received in response thereto rejected. Each such telephonic Competitive Bid Request shall be confirmed promptly by hand delivery or telecopy to the Administrative Agent of a written Competitive Bid Request in a form approved by the Administrative Agent and signed by the Borrower. Each such telephonic and written Competitive Bid Request shall specify the following information in compliance with Section 2.02:

     (i) the Borrower requesting the Competitive Bid and the aggregate amount of the requested Borrowing;

     (ii) the date of such Borrowing, which shall be a Business Day;

     (iii)whether such Borrowing is to be a Eurodollar Borrowing or a Fixed Rate Borrowing;

     (iv) the Interest Period to be applicable to such Borrowing, which shall be a period contemplated by the definition of the term "Interest Period"; and

     (v) the location and number of the account to which funds are to be disbursed, which shall comply with the requirements of Section 2.05.

Promptly following receipt of a Competitive Bid Request in accordance with this Section, the Administrative Agent shall notify the Lenders of the details thereof by telecopy, inviting the Lenders to submit Competitive Bids.

     (b) Each Lender may (but shall not have any obligation to) make one or more Competitive Bids in response to a Competitive Bid Request. Each Competitive Bid by a Lender must be in a form approved by the Administrative Agent and must be received by the Administrative Agent by telecopy, in the case of a Eurodollar Competitive Borrowing, not later than 9:30 a.m., New York City time, three Business Days before the proposed date of such Competitive Borrowing, and in the case of a Fixed Rate Borrowing, not later than 9:30 a.m., New York City time, on the proposed date of such Competitive Borrowing. Competitive Bids that do not conform substantially to the form approved by the Administrative Agent may be rejected by the Administrative Agent, and the Administrative Agent shall notify the applicable Lender as promptly as practicable. Each Competitive Bid shall specify (i) the principal amount (which shall be a minimum of $5,000,000 and an integral multiple of $1,000,000 and which may equal the entire principal amount of the Competitive Borrowing requested) of the Competitive Loan or Loans that the Lender is willing to make, (ii) the Competitive Bid Rate or Rates at which the Lender is prepared to make such Loan or Loans (expressed as a percentage rate per annum in the form of a decimal to no more than four decimal places) and
(iii) the Interest Period applicable to each such Loan and the last day thereof.

     (c) The Administrative Agent shall promptly notify the applicable Borrower by telecopy of the Competitive Bid Rate and the principal amount specified in each Competitive Bid and the identity of the Lender that shall have made such Competitive Bid.

     (d) Subject only to the provisions of this paragraph, the applicable Borrower may accept or reject any Competitive Bid. The Borrower shall notify the Administrative Agent by telephone, confirmed by telecopy in a form approved by the Administrative Agent, whether and to what extent it has decided to accept or reject each Competitive Bid, in the case of a Eurodollar Competitive Borrowing, not later than 10:30 a.m., New York City time, three Business Days before the date of the proposed Competitive Borrowing, and in the case of a Fixed Rate Borrowing, not later than 10:30 a.m., New York City time, on the proposed date of the Competitive Borrowing; provided that (i) the failure of the Borrower to give such notice shall be deemed to be a rejection of each Competitive Bid,
(ii) the Borrower shall not accept a Competitive Bid made at a particular Competitive Bid Rate if such Borrower rejects a Competitive Bid made at a lower Competitive Bid Rate, (iii) the aggregate amount of the Competitive Bids accepted by the Borrower shall not exceed the aggregate amount of the requested Competitive Borrowing specified in the related Competitive Bid Request, (iv) to the extent necessary to comply with clause (iii) above, the Borrower may accept Competitive Bids at the same Competitive Bid Rate in part, which acceptance, in the case of multiple Competitive Bids at such Competitive Bid Rate, shall be made pro rata in accordance with the amount of each such Competitive Bid, and
(v) except pursuant to clause (iv) above, no Competitive Bid shall be accepted for a Competitive Loan unless such Competitive Loan is in a minimum principal amount of $5,000,000 and an integral multiple of $1,000,000; provided further that if a Competitive Loan must be in an amount less than $5,000,000 because of the provisions of clause (iv) above, such Competitive Loan may be for a minimum of $1,000,000 or any integral multiple thereof, and in calculating the pro rata allocation of acceptances of portions of multiple Competitive Bids at a particular Competitive Bid Rate pursuant to clause (iv) the amounts shall be rounded to integral multiples of $1,000,000 in a manner determined by the Borrower. A notice given by a Borrower pursuant to this paragraph shall be irrevocable.

     (e) The Administrative Agent shall promptly notify each bidding Lender by telecopy whether or not its Competitive Bid has been accepted (and, if so, the amount and Competitive Bid Rate so accepted), and each successful bidder will thereupon become bound, subject to the terms and conditions hereof, to make the Competitive Loan in respect of which its Competitive Bid has been accepted.

     (f) If the Administrative Agent shall elect to submit a Competitive Bid in its capacity as a Lender, it shall submit such Competitive Bid directly to the applicable Borrower at least one quarter of an hour earlier than the time by which the other Lenders are required to submit their Competitive Bids to the Administrative Agent pursuant to paragraph (b) of this Section.

     SECTION 2.05. Funding of Borrowings. (a) Each Lender shall make each Loan to be made by it hereunder on the proposed date thereof by wire transfer of immediately available funds by 12:00 noon, New York City time, to the account of the Administrative Agent most recently designated by it for such purpose by notice to the Lenders. The Administrative Agent will make such Loans available to the applicable Borrower by promptly crediting the amounts so received, in like funds, to an account of the Borrower maintained with the Administrative Agent in New York City and designated by the Borrower in the applicable Borrowing Request or Competitive Bid Request.

     (b) Unless the Administrative Agent shall have received notice from a Lender prior to the proposed Borrowing that such Lender will not make available to the Administrative Agent such Lender's share of such Borrowing, the Administrative Agent may assume that such Lender has made such share available on such date in accordance with paragraph (a) of this Section and may, in reliance upon such assumption, make available to the relevant Borrower a corresponding amount. In such event, if a Lender has not in fact made its share of the applicable Borrowing available to the Administrative Agent, then the applicable Lender and such Borrower severally agree to pay to the Administrative Agent forthwith on demand such corresponding amount with interest thereon, for each day from and including the date such amount is made available to such Borrower to but excluding the date of payment to the Administrative Agent, at
(i) in the case of such Lender, the greater of the Federal Funds Effective Rate and a rate determined by the Administrative Agent in accordance with banking industry rules on interbank compensation or (ii) in the case of such Borrower, the interest rate applicable to the relevant Loan. If such Lender pays such amount to the Administrative Agent, then such amount shall constitute such Lender's Loan included in such Borrowing.

     SECTION 2.06. Interest Elections. (a) Each Revolving Borrowing initially shall be of the Type specified in the applicable Borrowing Request and, in the case of a Eurodollar Revolving Borrowing, shall have an initial Interest Period as specified in such Borrowing Request. Thereafter, the applicable Borrower may elect to convert such Borrowing to a different Type or to continue such Borrowing and, in the case of a Eurodollar Revolving Borrowing, may elect Interest Periods therefor, all as provided in this Section. The Borrower may elect different options with respect to different portions of the affected Borrowing, in which case each such portion shall be allocated ratably among the Lenders holding the Loans comprising such Borrowing, and the Loans comprising each such portion shall be considered a separate Borrowing. This Section shall not apply to Competitive Borrowings, which may not be converted or continued.

     (b) To make an election pursuant to this Section, a Borrower, or the Company on its behalf, shall notify the Administrative Agent of such election by telephone by the time that a Borrowing Request would be required under
Section 2.03 if such Borrower were requesting a Revolving Borrowing of the Type resulting from such election to be made on the effective date of such election. Each such telephonic Interest Election Request shall be irrevocable and shall be confirmed promptly by hand delivery or telecopy to the Administrative Agent of a written Interest Election Request in a form approved by the Administrative Agent and signed by the relevant Borrower (or by the Company on its behalf).

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

     (iii)whether the resulting Borrowing is to be an ABR Borrowing or a Eurodollar Borrowing; and

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

     (e) If the relevant Borrower fails to deliver a timely Interest Election Request with respect to a Eurodollar Revolving Borrowing prior to the end of the Interest Period applicable thereto, then, unless such Borrowing is repaid as provided herein, at the end of such Interest Period such Borrowing shall be converted to an ABR Borrowing. Notwithstanding any contrary provision hereof, if an Event of Default has occurred and is continuing and the Administrative Agent, at the request of the Required Lenders, so notifies the relevant Borrower, then, so long as an Event of Default is continuing (i)no outstanding Revolving Borrowing may be converted to or continued as a Eurodollar Borrowing and
(ii) unless repaid, each Eurodollar Revolving Borrowing shall be converted to an ABR Borrowing at the end of the Interest Period applicable thereto.

     SECTION  2.07.  Termination  and  Reduction  of  Commitments.   (a)  Unless
previously terminated, the Commitments shall terminate on the Maturity Date.

     (b) The Company may at any time terminate, or from time to time reduce, the Commitments; provided that (i) each reduction of the Commitments shall be in an amount that is an integral multiple of $1,000,000 and not less than $5,000,000 and (ii) the Company shall not terminate or reduce the Commitments if, after giving effect to any concurrent prepayment of the Loans in accordance with
Section 2.09, the sum of the Revolving Loans plus the aggregate principal amount of outstanding Competitive Loans would exceed the total Commitments.

     (c) The Company shall notify the Administrative Agent of any election to terminate or reduce the Commitments under paragraph (b) of this Section at least three Business Days prior to the effective date of such termination or reduction, specifying such election and the effective date thereof. Promptly following receipt of any notice, the Administrative Agent shall advise the Lenders of the contents thereof. Each notice delivered by the Company pursuant to this Section shall be irrevocable; provided that a notice of termination of the Commitments delivered by the Company may state that such notice is conditioned upon the effectiveness of other credit facilities, in which case such notice may be revoked by the Company (by notice to the Administrative Agent on or prior to the specified effective date) if such condition is not satisfied. Any termination or reduction of the Commitments shall be permanent. Each reduction of the Commitments shall be made ratably among the Lenders in accordance with their respective Commitments.

     SECTION 2.08. Repayment of Loans; Evidence of Debt. (a) Each Borrower hereby unconditionally promises to pay (i) to the Administrative Agent for the account of each Lender the then unpaid principal amount of each Revolving Loan made to such Borrower on the Maturity Date, and (ii) to the Administrative Agent for the account of each Lender the then unpaid principal amount of each Competitive Loan on the last day of the Interest Period applicable to such Loan.

     (b) Each Lender shall maintain in accordance with its usual practice an account or accounts evidencing the indebtedness of each Borrower to such Lender resulting from each Loan made by such Lender, including the amounts of principal and interest payable and paid to such Lender from time to time hereunder.

     (c) The Administrative Agent shall maintain accounts in which it shall record (i) the amount of each Loan made hereunder, the Class and Type thereof and the Interest Period applicable thereto, (ii) the amount of any principal or interest due and payable or to become due and payable from each Borrower to each Lender hereunder and (iii) the amount of any sum received by the Administrative Agent hereunder for the account of the Lenders and each Lender's share thereof.

     (d) The entries made in the accounts maintained pursuant to paragraph (b) or (c) of this Section shall be prima facie evidence of the existence and amounts of the obligations recorded therein absent manifest error; provided that the failure of any Lender or the Administrative Agent to maintain such accounts or any error therein shall not in any manner affect the obligation of any Borrower to repay the Loans in accordance with the terms of this Agreement.

     (e) Any Lender may request that Loans made by it be evidenced by a promissory note. In such event, each Borrower shall prepare, execute and deliver to such Lender a promissory note payable to the order of such Lender (or, if requested by such Lender, to such Lender and its registered assigns) and in a form approved by the Administrative Agent. Thereafter, the Loans evidenced by such promissory note and interest thereon shall at all times (including after assignment pursuant to Section 10.04) be represented by one or more promissory notes in such form payable to the order of the payee named therein (or, if such promissory note is a registered note, to such payee and its registered assigns).

     SECTION 2.09. Prepayment of Loans. (a) Any Borrower shall have the right at any time and from time to time to prepay any Borrowing of such Borrower in whole or in part, subject to prior notice in accordance with paragraph (b) of this Section; provided that the Borrowers shall not have the right to prepay any Competitive Loan without the prior consent of the Lender thereof.

     (b) The applicable Borrower shall notify the Administrative Agent by telephone (confirmed by telecopy) of any prepayment hereunder (i) in the case of prepayment of a Eurodollar Revolving Borrowing, not later than 11:00 a.m., New York City time, three Business Days before the date of prepayment or (ii) in the case of prepayment of an ABR Revolving Borrowing, not later than 11:00 a.m., New York City time, on the date of prepayment. Each such notice shall be irrevocable and shall specify the prepayment date and the principal amount of each Borrowing or portion thereof to be prepaid; provided that, if a notice of prepayment is given in connection with a conditional notice of termination of the Commitments as contemplated by Section 2.07, then such notice of prepayment may be revoked if such notice of termination is revoked in accordance with Section 2.07. Promptly following receipt of any such notice relating to a Revolving Borrowing, the Administrative Agent shall advise the Lenders of the contents thereof. Each partial prepayment of any Revolving Borrowing shall be in an amount that would be permitted in the case of an advance of a Revolving Borrowing of the same Type as provided in Section 2.02. Each prepayment of a Revolving Borrowing shall be applied ratably to the Loans included in the prepaid Borrowing. Prepayments shall be accompanied by accrued interest to the extent required by Section 2.12.

     SECTION 2.10. Increase in Commitments. (a) The Company may, by written notice to the Administrative Agent (which shall promptly deliver a copy to each of the Lenders), request that the total Commitments be increased by an amount not less than $50,000,000 for any such increase; provided that after giving effect to any such increase the sum of the total Commitments shall not exceed $600,000,000 minus any amount by which the Commitments shall have been reduced pursuant to Section 2.07. Such notice shall set forth the amount of the requested increase in the total Commitments and the date on which such increase is requested to become effective (which shall be not less than 10 Business Days or more than 60 days after the date of such notice), and shall offer each Lender the opportunity to increase its Commitment by its Applicable Percentage of the proposed increased amount. Each Lender shall, by notice to the Company and the Administrative Agent given not more than 10 Business Days after the date of the Company's notice, either agree to increase its Commitment by all or a portion of the offered amount (each Lender so agreeing being an "Increasing Lender") or decline to increase its Commitment (and any Lender that does not deliver such a notice within such period of 10 Business Days shall be deemed to have declined to increase its Commitment) (each Lender so declining or deemed to have declined being a "Non-Increasing Lender"). In the event that, on the 10th Business Day after the Company shall have delivered a notice pursuant to the first sentence of this paragraph, the Lenders shall have agreed pursuant to the preceding sentence to increase their Commitments by an aggregate amount less than the increase in the total Commitments requested by the Company, the Company may arrange for one or more banks or other financial institutions (any such bank or other financial institution referred to in this clause (a) being called an "Augmenting Lender"), which may include any Lender, to extend Commitments or increase their existing Commitments in an aggregate amount equal to the unsubscribed amount; provided that each Augmenting Lender, if not already a Lender hereunder, shall be subject to the approval of the Administrative Agent (which approval shall not be unreasonably withheld) and the Company and each Augmenting Lender shall execute all such documentation as the Administrative Agent shall reasonably specify to evidence its Commitment and/or its status as a Lender hereunder. Any increase in the total Commitments may be made in an amount which is less than the increase requested by the Company if the Company is unable to arrange for, or chooses not to arrange for, Augmenting Lenders.

     (b) On the effective date (the "Increase Effective Date") of any increase in the total Commitments pursuant to this Section 2.10 (the "Commitment Increase"), (i) the aggregate principal amount of the Loans outstanding (the "Initial Loans") immediately prior to giving effect to the Commitment Increase on the Increase Effective Date shall be deemed to be paid, (ii) each Increasing Lender and each Augmenting Lender that shall have been a Lender prior to the Commitment Increase shall pay to the Administrative Agent in same day funds an amount equal to the difference between (A) the product of (1) such Lender's Applicable Percentage (calculated after giving effect to the Commitment
Increase) multiplied by (2) the amount of the Subsequent Borrowings (as hereinafter defined) and (B) the product of (1) such Lender's Applicable Percentage (calculated without giving effect to the Commitment Increase) multiplied by (2) the amount of the Initial Loans, (iii) each Augmenting Lender that shall not have been a Lender prior to the Commitment Increase shall pay to Administrative Agent in same day funds an amount equal to the product of
(1) such Augmenting Lender's Applicable Percentage (calculated after giving effect to the Commitment Increase) multiplied by (2) the amount of the Subsequent Borrowings, and (iv) after the Administrative Agent receives the funds specified in clauses (ii) and (iii) above, the Administrative Agent shall pay to each Non-Increasing Lender the portion of such funds that is equal to the difference between (A) the product of (1) such Non-Increasing Lender's Applicable Percentage (calculated without giving effect to the Commitment Increase) multiplied by (2) the amount of the Initial Loans, and (B) the product of (1) such Non-Increasing Lender's Applicable Percentage (calculated after giving effect to the Commitment Increase) multiplied by (2) the amount of the Subsequent Borrowings, (v) after the effectiveness of the Commitment Increase, the Borrowers shall be deemed to have made new Borrowings (the "Subsequent Borrowings") in an aggregate principal amount equal to the aggregate principal amount of the Initial Loans and of the types and for the Interest Periods specified in a Borrowing Request delivered to the Administrative Agent in accordance with Section 2.04, (vi) each Non-Increasing Lender, each Increasing Lender and each Augmenting Lender shall be deemed to hold its Applicable Percentage of each Subsequent Borrowing (each calculated after giving effect to the Commitment Increase) and (vii) each applicable Borrower shall pay each Increasing Lender and each Non-Increasing Lender any and all accrued but unpaid interest on the Initial Loans. The deemed payments made pursuant to clause (i) above in respect of each Eurodollar Loan shall be subject to indemnification by the applicable Borrower pursuant to the provisions of Section 2.15 if the Increase Effective Date occurs other than on the last day of the Interest Period relating thereto and breakage costs result.

     (c) Increases and new Commitments created pursuant to this Section 2.10 shall become effective on the date specified in the notice delivered by the Company pursuant to the first sentence of paragraph (a) above.

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

     SECTION 2.11. Fees. (a) The Company agrees to pay to the Administrative Agent for the account of each Lender a facility fee, which shall accrue at the Applicable Rate on the daily amount of the Commitment of such Lender (whether used or unused) during the period from and including the date hereof to but excluding the date on which such Commitment terminates; provided that, if such Lender continues to have any Loans outstanding after its Commitment terminates, then such facility fee shall continue to accrue on the daily amount of such Lender's Loans from and including the date on which its Commitment terminates to but excluding the date on which such Lender ceases to have any outstanding Loans. Accrued facility fees shall be payable in arrears on the last day of March, June, September and December of each year, commencing on the first such date to occur after the date hereof, and on the date on which the Commitments shall have terminated and the Lenders shall have no outstanding Loans. All facility fees shall be computed on the basis of a year of 360 days and shall be payable for the actual number of days elapsed (including the first day but excluding the last day).

     (b) The Company agrees to pay to the Administrative Agent, for its own account, fees payable in the amounts and at the times separately agreed upon between the Company and the Administrative Agent.

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

     (d) Notwithstanding the foregoing, if any principal of or interest on any Loan or any fee or other amount payable by any Borrower hereunder is not paid when due, whether at stated maturity, upon acceleration or otherwise, such overdue amount shall bear interest, after as well as before judgment, at a rate per annum equal to (i) in the case of overdue principal of any Loan, 2% plus the rate otherwise applicable to such Loan as provided in the preceding paragraphs of this Section or (ii) in the case of any other amount, 2% plus the rate applicable to ABR Loans as provided in paragraph (a) of this Section.

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

then the Administrative Agent shall give notice thereof to the Borrower and the Lenders by telephone or telecopy as promptly as practicable thereafter and, until the Administrative Agent notifies the Company and the Lenders that the circumstances giving rise to such notice no longer exist, (i) any Interest Election Request that requests the conversion of any Revolving Borrowing to, or continuation of any Revolving Borrowing as, a Eurodollar Borrowing shall be ineffective, (ii) if any Borrowing Request requests a Eurodollar Revolving Borrowing, such Borrowing shall be made as an ABR Borrowing and (iii) any request by the Borrower for a Eurodollar Competitive Borrowing shall be ineffective; provided that (A) if the circumstances giving rise to such notice do not affect all the Lenders, then requests by the Borrower for Eurodollar Competitive Borrowings may be made to Lenders that are not affected thereby and
(B) if the circumstances giving rise to such notice affect only one Type of Borrowings, then the other Type of Borrowings shall be permitted.

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

and the result of any of the foregoing shall be to increase the cost to such Lender of making or maintaining any Eurodollar Loan or Fixed Rate Loan (or of maintaining its obligation to make any such Loan) or to reduce the amount of any sum received or receivable by such Lender hereunder (whether of principal, interest or otherwise), then the Company will pay or cause the other Borrowers to pay, to such Lender such additional amount or amounts as will compensate such Lender for such additional costs incurred or reduction suffered.

     (b) If any Lender determines that any Change in Law regarding capital requirements has or would have the effect of reducing the rate of return on such Lender's capital or on the capital of such Lender's holding company, if any, as a consequence of this Agreement or the Loans made by such Lender to a level below that which such Lender or such Lender's holding company could have achieved but for such Change in Law (taking into consideration such Lender's policies and the policies of such Lender's holding company with respect to capital adequacy), then from time to time the Company will pay or cause the other Borrowers to pay to such Lender such additional amount or amounts as will compensate such Lender or such Lender's holding company for any such reduction suffered.

     (c) A certificate of a Lender setting forth the amount or amounts necessary to compensate such Lender or its holding company, as the case may be, as specified in paragraph'(a) or (b) of this Section shall be delivered to the Company and shall be conclusive absent manifest error. The Company shall pay or cause other Borrowers to pay to such Lender the amount shown as due on any such certificate within 10 days after receipt thereof.

     (d) If the cost to any Lender of making or maintaining any Loan to or participating in any Letter of Credit of any Issuing Bank of issuing or maintaining any Letter of Credit to a Borrowing Subsidiary is increased (or the amount of any sum received or receivable by any Lender (or its applicable lending office) or any Issuing Bank is reduced) by an amount deemed in good faith by such Lender or such Issuing Bank to be material, by reason of the fact that such Borrowing Subsidiary is incorporated in, has its principal place of business in, or borrows from, a jurisdiction outside the United States, such Borrowing Subsidiary shall indemnify such Lender or such Issuing Bank for such increased cost or reduction within 15 days after demand by such Lender or such Issuing Bank (with a copy to the Administrative Agent). A certificate of such Lender or such Issuing Bank claiming compensation under this paragraph and setting forth the additional amount or amounts to be paid to it hereunder (and the basis for the calculation of such amount or amounts) shall be conclusive in the absence of manifest error.

     (e) Failure or delay on the part of any Lender to demand compensation pursuant to this Section shall not constitute a waiver of such Lender's right to demand such compensation; provided that the Company shall not be required to compensate or cause the other Borrowers to compensate a Lender pursuant to this Section for any increased costs or reductions incurred more than 270 days prior to the date that such Lender notifies the Borrower of the Change in Law giving rise to such increased costs or reductions and of such Lender's intention to claim compensation therefor; provided further that, if the Change in Law giving rise to such increased costs or reductions is retroactive, then the 270-day period referred to above shall be extended to include the period of retroactive effect thereof.

     (f) Notwithstanding the foregoing provisions of this Section, a Lender shall not be entitled to compensation pursuant to this Section in respect of any Competitive Loan if the Change in Law that would otherwise entitle it to such compensation shall have been publicly announced prior to submission of the Competitive Bid pursuant to which such Loan was made.

     SECTION 2.15. Break Funding Payments. In the event of (a) the payment of any principal of any Eurodollar Loan or Fixed Rate Loan other than on the last day of an Interest Period applicable thereto (including as a result of an Event of Default), (b) the conversion of any Eurodollar Loan other than on the last day of the Interest Period applicable thereto, (c) the failure to borrow, convert, continue or prepay any Revolving Loan on the date or in the amount specified in any notice delivered pursuant hereto (regardless of whether such notice may be revoked under Section 2.09(b) and is revoked in accordance therewith), (d) the failure to borrow any Competitive Loan after accepting the Competitive Bid to make such Loan, or (e) the assignment of any Eurodollar Loan or Fixed Rate Loan other than on the last day of the Interest Period applicable thereto as a result of a request by the Company pursuant to Section 2.18, then, in any such event, the applicable Borrower shall compensate each Lender for the loss, cost and expense attributable to such event. In the case of a Eurodollar Loan, such loss, cost or expense to any Lender shall be deemed to include an amount determined by such Lender to be the excess, if any, of (i) the amount of interest which would have accrued on the principal amount of such Loan had such event not occurred, at the Adjusted LIBO Rate that would have been applicable to such Loan, for the period from the date of such event to the last day of the then current Interest Period therefor (or, in the case of a failure to borrow, convert or continue, for the period that would have been the Interest Period for such Loan), over (ii) the amount of interest which would accrue on such principal amount for such period at the interest rate which such Lender would bid were it to bid, at the commencement of such period, for dollar deposits of a comparable amount and period from other banks in the eurodollar market. A certificate of any Lender setting forth any amount or amounts that such Lender is entitled to receive pursuant to this Section shall be delivered to the Borrower and shall be conclusive absent manifest error. The applicable Borrower shall pay such Lender the amount shown as due on any such certificate within 10 days after receipt thereof.

     SECTION 2.16. Taxes. (a) Any and all payments by or on account of any obligation of any Credit Party hereunder shall be made free and clear of and without deduction for any Indemnified Taxes or Other Taxes; provided that if any Borrower shall be required to deduct any Indemnified Taxes or Other Taxes from such payments, then (i) the sum payable shall be increased as necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section) the Administrative Agent or the applicable Lender (as the case may be) receives an amount equal to the sum it would have received had no such deductions been made, (ii) the Borrower shall make such deductions and (iii) such Borrower shall pay the full amount deducted to the relevant Governmental Authority in accordance with applicable law.

     (b) In addition, the Borrowers shall pay any Other Taxes to the relevant Governmental Authority in accordance with applicable law.

     (c) The relevant Borrower shall indemnify the Administrative Agent and each Lender, within 10 days after written demand therefor, for the full amount of any Indemnified Taxes or Other Taxes paid by the Administrative Agent or such Lender, as the case may be, on or with respect to any payment by or on account of any obligation of such Borrower hereunder (including Indemnified Taxes or Other Taxes imposed or asserted on or attributable to amounts payable under this Section) and any penalties, interest and reasonable expenses arising therefrom or with respect thereto, whether or not such Indemnified Taxes or Other Taxes were correctly or legally imposed or asserted by the relevant Governmental Authority. A certificate as to the amount of such payment or liability delivered to the Company by a Lender, or by the Administrative Agent on its own behalf or on behalf of a Lender, shall be conclusive absent manifest error.

     (d) As soon as practicable after any payment of Indemnified Taxes or Other Taxes by any Borrower to a Governmental Authority, such Borrower shall deliver to the Administrative Agent the original or a certified copy of a receipt issued by such Governmental Authority evidencing such payment, a copy of the return reporting such payment or other evidence of such payment reasonably satisfactory to the Administrative Agent.

     (e) Any Foreign Lender that is entitled to an exemption from or reduction of withholding tax under the law of the jurisdiction in which the Borrower is located, or any treaty to which such jurisdiction is a party, with respect to payments under this Agreement shall deliver to the Company (with a copy to the Administrative Agent), at the time or times prescribed by applicable law, such properly completed and executed documentation prescribed by applicable law or reasonably requested by the Company as will permit such payments to be made without withholding or at a reduced rate.

     SECTION 2.17. Payments Generally; Pro Rata Treatment;  Sharing of Set-offs.
(a) Each Borrower shall make each payment required to be made by it hereunder (whether of principal, interest or fees, or of amounts payable under
Section 2.14, 2.15 or 2.16, or otherwise) prior to 12:00 noon, New York City time, on the date when due, in immediately available funds, without set-off or counterclaim. Any amounts received after such time on any date may, in the discretion of the Administrative Agent, be deemed to have been received on the next succeeding Business Day for purposes of calculating interest thereon. All such payments shall be made to the Administrative Agent at its offices at 270 Park Avenue, New York, New York, except that payments pursuant to Sections 2.14, 2.15, 2.16 and 10.03 shall be made directly to the Persons entitled thereto. The Administrative Agent shall distribute any such payments received by it for the account of any other Person to the appropriate recipient promptly following receipt thereof. If any payment hereunder shall be due on a day that is not a Business Day, the date for payment shall be extended to the next succeeding Business Day, and, in the case of any payment accruing interest, interest thereon shall be payable for the period of such extension. All payments hereunder shall be made in dollars.

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

     (c) If any Lender shall, by exercising any right of set-off or counterclaim or otherwise, obtain payment in respect of any principal of or interest on any of its Revolving Loans resulting in such Lender receiving payment of a greater proportion of the aggregate amount of its Revolving Loans and accrued interest thereon than the proportion received by any other Lender, then the Lender receiving such greater proportion shall purchase (for cash at face value) participations in the Revolving Loans to the extent necessary so that the benefit of all such payments shall be shared by the Lenders ratably in accordance with the aggregate amount of principal of and accrued interest on their respective Revolving Loans; provided that (i) if any such participations are purchased and all or any portion of the payment giving rise thereto is recovered, such participations shall be rescinded and the purchase price restored to the extent of such recovery, without interest, and (ii) the provisions of this paragraph shall not be construed to apply to any payment made by any Borrower pursuant to and in accordance with the express terms of this Agreement or any payment obtained by a Lender as consideration for the assignment of or sale of a participation in any of its Loans to any assignee or participant, other than to the Company or any Subsidiary or Affiliate thereof (as to which the provisions of this paragraph shall apply). Each Credit Party consents to the foregoing and agrees, to the extent it may effectively do so under applicable law, that any Lender acquiring a participation pursuant to the foregoing arrangements may exercise against such Credit Party rights of set-off and counterclaim with respect to such participation as fully as if such Lender were a direct creditor of such Credit Party in the amount of such participation.

     (d) Unless the Administrative Agent shall have received notice from a Borrower prior to the date on which any payment is due from such Borrower to the Administrative Agent for the account of the Lenders hereunder that such Borrower will not make such payment, the Administrative Agent may assume that such Borrower has made such payment on such date in accordance herewith and may, in reliance upon such assumption, distribute to the Lenders the amount due. In such event, if such Borrower has not in fact made such payment, then each of the Lenders severally agrees to repay to the Administrative Agent forthwith on demand the amount so distributed to such Lender with interest thereon, for each day from and including the date such amount is distributed to it to but excluding the date of payment to the Administrative Agent, at the greater of the Federal Funds Effective Rate and a rate determined by the Administrative Agent in accordance with banking industry rules on interbank compensation.

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

     SECTION 2.18. Mitigation Obligations; Replacement of Lenders. (a) If any Lender requests compensation under Section 2.14, or if any US Credit Party is required to pay any additional amount to any Lender or any Governmental Authority for the account of any Lender pursuant to Section 2.16, then such Lender shall use reasonable efforts to designate a different lending office for funding or booking its Loans hereunder or to assign its rights and obligations hereunder to another of its offices, branches or affiliates, if, in the judgment of such Lender, such designation or assignment (i) would eliminate or reduce amounts payable pursuant to Section 2.14 or 2.16, as the case may be, in the future and (ii) would not subject such Lender to any unreimbursed cost or expense and would not otherwise be disadvantageous to such Lender. The Company hereby agrees to pay all reasonable costs and expenses incurred by any Lender in connection with any such designation or assignment.

     (b) If any Lender requests compensation under Section 2.14, or if any US Credit Party is required to pay any additional amount to any Lender or any Governmental Authority for the account of any Lender pursuant to Section 2.16, or if any Lender defaults in its obligation to fund Loans hereunder, then the Company may, at its sole expense and effort, upon notice to such Lender and the Administrative Agent, require such Lender to assign and delegate, without recourse (in accordance with and subject to the restrictions contained in Section 10.04), all its interests, rights and obligations under this Agreement (other than any outstanding Competitive Loans held by it) to an assignee that shall assume such obligations (which assignee may be another Lender, if a Lender accepts such assignment); provided that (i) the Company shall have received the prior written consent of the Administrative Agent, which consent shall not unreasonably be withheld, (ii) such Lender shall have received payment of an amount equal to the outstanding principal of its Loans (other than Competitive Loans), accrued interest thereon, accrued fees and all other amounts payable to it hereunder, from the assignee (to the extent of such outstanding principal and accrued interest and fees) or the Company (in the case of all other amounts) and
(iii) in the case of any such assignment resulting from a claim for compensation under Section 2.14 or payments required to be made pursuant to Section 2.16, such assignment will result in a reduction in such compensation or payments. A Lender shall not be required to make any such assignment and delegation if, prior thereto, as a result of a waiver by such Lender or otherwise, the circumstances entitling the Company to require such assignment and delegation cease to apply.

     SECTION 2.19. Designation of Borrowing Subsidiaries. The Company may at any time and from time to time designate any Subsidiary as a Borrowing Subsidiary by delivery to the Administrative Agent of a Borrowing Subsidiary Agreement executed by such Subsidiary and the Company, and upon such delivery such Subsidiary shall for all purposes of this Agreement be a Borrowing Subsidiary and a party to this Agreement until the Company shall have executed and delivered to the Administrative Agent a Borrowing Subsidiary Termination with respect to such Subsidiary, whereupon such Subsidiary shall cease to be a Borrowing Subsidiary and a party to this Agreement. Notwithstanding the preceding sentence, no Borrowing Subsidiary Termination will become effective as to any Borrowing Subsidiary at a time when any principal of or interest on any Loan to such Borrowing Subsidiary shall be outstanding hereunder, provided that such Borrowing Subsidiary Termination shall be effective to terminate the right of such Borrowing Subsidiary to make further Borrowings under this Agreement. As soon as practicable upon receipt of a Borrowing Subsidiary Agreement, the Administrative Agent shall send a copy thereof to each Lender.

                                  ARTICLE III
                         Representations and Warranties

     The Company and each other Borrower represents and warrants to the Lenders that:

     SECTION 3.01. Organization; Powers. Each of the Company and its Subsidiaries is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization, has all requisite power and authority to carry on its business as now conducted and, except where the failure to do so, individually or in the aggregate, would not reasonably be expected to result in a Material Adverse Effect, is qualified to do business in, and is in good standing in, every jurisdiction where such qualification is required.

     SECTION 3.02. Authorization; Enforceability. The Transactions are within each Credit Party's corporate powers and have been duly authorized by all necessary corporate and, if required, stockholder action. This Agreement has been duly executed and delivered by each Credit Party and constitutes a legal, valid and binding obligation of each Credit Party, enforceable in accordance with its terms, subject to applicable bankruptcy, insolvency, reorganization, moratorium or other laws affecting creditors' rights generally and subject to general principles of equity, regardless of whether considered in a proceeding in equity or at law.

     SECTION 3.03. Governmental Approvals; No Conflicts. The Transactions (a) do not require any consent or approval of, registration or filing with, or any other action by, any Governmental Authority, except such as have been obtained or made and are in full force and effect, (b) will not violate any applicable law or regulation or the charter, by-laws or other organizational documents of the Company or any of its Subsidiaries or any order of any Governmental Authority, (c) will not violate or result in a default under any indenture, agreement or other instrument binding upon the Company or any of its Subsidiaries or its assets, or give rise to a right thereunder to require any payment to be made by the Company or any of its Subsidiaries, and (d) will not result in the creation or imposition of any Lien on any asset of the Company or any of its Subsidiaries pursuant to the terms of any indenture, agreement or other instrument binding on the Company or any of its Subsidiaries.

     SECTION 3.04. Financial Condition; No Material Adverse Change. (a) The Company has heretofore furnished to the Lenders its consolidated balance sheet and statements of income, stockholders equity and cash flows as of and for the fiscal year ended April 30, 2004, reported on by PricewaterhouseCoopers LLP, independent public accountants. Such financial statements present fairly, in all material respects, the financial position and results of operations and cash flows of the Company and its consolidated Subsidiaries as of such dates and for such periods in accordance with GAAP.

     (b) Since April 30, 2004 through the date of this Agreement, there has been no material adverse change in the business, assets, liabilities, condition, financial or otherwise, or material agreements of the Company and its Subsidiaries, taken as a whole.

     SECTION 3.05. Litigation and Environmental Matters. (a) There are no actions, suits or proceedings by or before any arbitrator or Governmental
Authority pending against or, to the knowledge of the Company, threatened against or affecting the Company or any of its Subsidiaries (i) as to which there is a reasonable probability of an adverse determination and that, if adversely determined, would reasonably be expected, individually or in the aggregate, to result in a Material Adverse Effect (other than the Disclosed Matters) or (ii) that involve this Agreement or the Transactions.

     (b) Except for the Disclosed Matters and except with respect to any other matters that, individually or in the aggregate, would not reasonably be expected to result in a Material Adverse Effect, neither the Company nor any of its Subsidiaries (i) has failed to comply with any Environmental Law or to obtain, maintain or comply with any permit, license or other approval required under any Environmental Law, (ii) has become subject to any Environmental Liability,
(iii) has received notice of any claim with respect to any Environmental Liability or (iv) knows of any basis for any Environmental Liability.

     SECTION 3.06. Compliance with Laws and Agreements. Each of the Company and its Subsidiaries is in compliance with all laws, regulations and orders of any Governmental Authority applicable to it or its property and all indentures, agreements and other instruments binding upon it or its property, except where the failure to do so, individually or in the aggregate, has not resulted and would not result in a Material Adverse Effect. No Default has occurred and is continuing.

     SECTION 3.07. Investment and Holding Company Status. Neither the Company nor any of its Subsidiaries is an "investment company" as defined in, or subject to regulation under, the Investment Company Act of 1940.

     SECTION 3.08. Taxes. The Company and its Subsidiaries have timely filed or caused to be filed all Tax returns and reports required to have been filed and has paid or caused to be paid all Taxes required to have been paid by it pursuant to said Tax returns or pursuant to any assessment received by them, except (a) any Taxes that are being contested in good faith by appropriate proceedings and for which the Company or such Subsidiary, as applicable, has set aside on its books adequate reserves or (b) to the extent that the failure to do so would not reasonably be expected to result in a Material Adverse Effect.

     SECTION 3.09. ERISA. No ERISA Event has occurred or is reasonably expected to occur that, when taken together with all other such ERISA Events for which liability is reasonably expected to occur, would reasonably be expected to result in a Material Adverse Effect.

     SECTION 3.10. Disclosure. Neither the Information Memorandum nor any of the other reports, financial statements, certificates or other information furnished by or on behalf of the Borrowers to the Administrative Agent or any Lender in connection with the negotiation of this Agreement or delivered hereunder (as modified or supplemented by other information so furnished) contains any material misstatement of fact or omits to state any material fact necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading; provided that, with respect to projected financial information, the Borrowers represent only that such information was prepared in good faith based upon assumptions believed to be reasonable at the time.

                                   ARTICLE IV
                                   Conditions

     SECTION 4.01. [Intentionally Omitted]

     SECTION 4.02. Each Credit Event. The obligation of each Lender to make a Loan on the occasion of any Borrowing is subject to the satisfaction of the following conditions:

     (a) The representations and warranties of the Borrowers set forth in this Agreement (other than the representations set forth in Sections 3.04(b) and 3.05) shall be true and correct on and as of the date of such Borrowing.

     (b) At the time of and immediately after giving effect to such Borrowing, no Default shall have occurred and be continuing.

Each Borrowing shall be deemed to constitute a representation and warranty by the Borrowers on the date thereof as to the matters specified in paragraphs (a) and (b) of this Section.

     SECTION 4.03. Initial Credit Event for each Borrowing Subsidiary. The obligation of each Lender to make Loans to a Borrowing Subsidiary (other than the Borrowing Subsidiary party hereto on the date hereof) is subject to the satisfaction of the following conditions:

     (a) The Administrative Agent (or its counsel) shall have received such Borrowing Subsidiary's Borrowing Subsidiary Agreement, duly executed by all parties thereto.

     (b) The Administrative Agent shall have received (i) all documentation and other information related to such Borrowing Subsidiary required by the Administrative Agent and each Lender under applicable "know your customer" or similar rules and regulations, including the USA Patriot Act, and (ii) such documents, certificates and legal opinions as the Administrative Agent or its counsel may reasonably request relating to the formation, existence and good standing of such Borrowing Subsidiary, the authorization and legality of the Transactions insofar as they relate to such Borrowing Subsidiary and any other legal matters relating to such Borrowing Subsidiary, its Borrowing Subsidiary Agreement or such Transactions, all in form and substance satisfactory to the Administrative Agent and its counsel.

                                   ARTICLE V
                              Affirmative Covenants

     Until the Commitments have expired or been terminated and the principal of and interest on each Loan and all fees payable hereunder shall have been paid in full, the Company and each other Borrower covenants and agrees with the Lenders that:

     SECTION 5.01. Financial Statements and Other Information. The Company will furnish to the Administrative Agent and each Lender:

     (a) within 120 days after the end of each fiscal year of the Company, a copy of its audited consolidated balance sheet and related statements of operations, stockholders' equity and cash flows as of the end of and for such year, setting forth in each case in comparative form the figures for the previous fiscal year, all reported on by PricewaterhouseCoopers LLP or other independent public accountants of recognized national standing (without a "going concern" or like qualification or exception and without any qualification or exception as to the scope of such audit) to the effect that such consolidated financial statements present fairly in all material respects the financial condition and results of operations of the Company and its consolidated Subsidiaries on a consolidated basis in accordance with GAAP consistently applied;

     (b) within 60 days after the end of each of the first three fiscal quarters of each fiscal year of the Company, a copy of its consolidated balance sheet and related statements of operations, stockholders' equity and cash flows as of the end of and for such fiscal quarter and the then elapsed portion of the fiscal year, setting forth in each case in comparative form the figures for the corresponding period or periods of (or, in the case of the balance sheet, as of the end of) the previous fiscal year, all certified by one of its Financial Officers as presenting fairly in all material respects the financial condition and results of operations of the Company and its consolidated Subsidiaries on a consolidated basis in accordance with GAAP consistently applied, subject to normal year-end audit adjustments and the absence of footnotes;

     (c)  concurrently  with any delivery of financial  statements  under clause
          (a) or (b) above,  a certificate of a Financial Officer of the Company
          (i) certifying as to whether a Default has occurred and, if a Default has occurred, specifying the details thereof and any action taken or proposed to be taken with respect thereto and (ii) setting forth reasonably detailed calculations demonstrating compliance with
          Section 6.06;

     (d)  concurrently  with any delivery of financial  statements  under clause
          (a) above, a certificate of the accounting firm that reported on such financial statements stating whether they obtained knowledge during the course of their examination of such financial statements of any Default (which certificate may be limited to the extent required by accounting rules or guidelines);

     (e) promptly after the same become publicly available, copies of all periodic and other reports, proxy statements and other materials regularly filed by the Company or any Subsidiary with the Securities and Exchange Commission, or any Governmental Authority succeeding to any or all of the functions of said Commission, or distributed by the Company to its shareholders generally, as the case may be; and

     (f) promptly following any request therefor, such other information regarding the operations, business affairs and financial condition of the Company or any Subsidiary, or compliance with the terms of this Agreement, as the Administrative Agent or any Lender may reasonably request.

     SECTION 5.02. Notices of Material Events. The Company will furnish to the Administrative Agent prompt written notice of the following:

     (a)  the occurrence of any Default;

     (b) the filing or commencement of any action, suit or proceeding by or before any arbitrator or Governmental Authority against or affecting the Company or any Affiliate thereof that, if adversely determined, would reasonably be expected to result in a Material Adverse Effect; and

     (c) any other development that results in, or would reasonably be expected to result in, a Material Adverse Effect.

Each notice delivered under this Section shall be accompanied by a statement of a Financial Officer or other executive officer of the Company setting forth the details of the event or development requiring such notice and any action taken or proposed to be taken with respect thereto.

     SECTION 5.03. Existence; Conduct of Business. The Company will, and will cause each of its Significant Subsidiaries to, do or cause to be done all things necessary to preserve, renew and keep in full force and effect its legal existence and the rights, licenses, permits, privileges, franchises, patents, copyrights, trademarks and trade names material to the conduct of its business except (in the case of any such failure to do so other than with respect to preserving, renewing and keeping in full force and effect the existence of the Company) where the failure to do so would not result in a Material Adverse
Effect; provided that the foregoing shall not prohibit any merger, consolidation, liquidation or dissolution permitted under Section 6.04.

     SECTION 5.04. Payment of Obligations. The Company will, and will cause each of its Subsidiaries to, pay its Tax liabilities, that, if not paid, would result in a Material Adverse Effect before the same shall become delinquent or in default, except where (a) the validity or amount thereof is being contested in good faith by appropriate proceedings, (b) the Company or such Subsidiary has set aside on its books adequate reserves with respect thereto in accordance with GAAP and (c) the failure to make payment pending such contest would not reasonably be expected to result in a Material Adverse Effect.

     SECTION 5.05. Maintenance of Properties; Insurance. The Company will, and will cause each of its Subsidiaries to, (a) keep and maintain all property material to the conduct of its business in good working order and condition, ordinary wear and tear excepted, except where the failure to do so would not reasonably be expected to result in a Material Adverse Effect and (b) maintain, with financially sound and reputable insurance companies, insurance in such amounts and against such risks as are customarily maintained by companies engaged in the same or similar businesses operating in the same or similar locations.

     SECTION 5.06. Books and Records; Inspection Rights. The Company will, and will cause each of its Significant Subsidiaries to, keep proper books of record and account in which full, true and correct entries are made of all dealings and transactions in relation to its business and activities, except, in the case of any Significant Subsidiary, where the failure to do so would not reasonably be expected to result in a Material Adverse Effect. The Company will, and will cause each of its Subsidiaries to, permit any representatives designated by the Administrative Agent or any Lender, upon reasonable prior notice, to visit and inspect its properties, to examine and make extracts from its books and records, and to discuss its affairs, finances and condition with its officers and independent accountants, all at such reasonable times and as often as reasonably requested.

     SECTION 5.07. Compliance with Laws. The Company will, and will cause each of its Subsidiaries to, comply with all laws, rules, regulations and orders of any Governmental Authority, including Environmental Laws and ERISA, applicable to it or its property, except where the failure to do so, individually or in the aggregate, would not result in a Material Adverse Effect.

     SECTION 5.08. Use of Proceeds. The proceeds of the Loans will be used only for working capital and general corporate purposes and to provide liquidity in connection with any commercial paper program of the Borrowers. No part of the proceeds of any Loan will be used, whether directly or indirectly, for any purpose that entails a violation of any of the Regulations of the Board, including Regulations U and X.

                                   ARTICLE VI
                               Negative Covenants

     Until the Commitments have expired or terminated and the principal of and interest on each Loan and all fees payable hereunder have been paid in full, the Company and each other Borrower covenants and agrees with the Lenders that:

     SECTION 6.01. Subsidiary Indebtedness. The Company will not permit any Subsidiary to create, incur, assume or permit to exist any Indebtedness, except:

     (a)  Indebtedness   existing   on  the  date   hereof   and  set  forth  on
          Schedule 6.01 and extensions, renewals or replacements of any such Indebtedness that do not increase the outstanding principal amount thereof;

     (b) Indebtedness of any Subsidiary to the Company or any other Subsidiary; provided that no such Indebtedness shall be assigned to, or subjected to any Lien in favor of, a Person other than the Company or a Subsidiary;

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

     SECTION 6.02. Liens. The Company will not, and will not permit any Subsidiary to, create, incur, assume or permit to exist any Lien on any Principal Property now owned or hereafter acquired by it, except:

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

     (f) easements, zoning restrictions, rights-of-way and similar encumbrances on property imposed by law or arising in the ordinary course of business that do not secure any monetary obligations and do not materially detract from the value of the affected property or materially interfere with the ordinary conduct of business of the Company and the Subsidiaries taken as a whole;

     (g) any Lien on any property or asset of the Company or any Subsidiary existing on the date hereof (or on improvements or accessions thereto or proceeds therefrom) and set forth on Schedule 6.02; provided that
          (i) such Lien shall not apply to any other property or asset of the Company or any Subsidiary and (ii) such Lien shall be permitted by this clause (g) only to the extent of the amount of the obligations which it secures on the date hereof and extensions, renewals and replacements thereof up to the outstanding principal amount thereof;

     (h) any Lien (i) existing on any property or asset prior to the acquisition thereof by the Company or any Subsidiary, (ii) existing on any property or asset of any Person that becomes a Subsidiary after the date hereof prior to the time such Person becomes a Subsidiary or
          (iii) to the extent such Lien applies only to the property or assets so acquired by the Company or any Subsidiary or owned by a Person prior to the time such Person becomes a Subsidiary, arising after the date of such acquisition or such Person becoming a Subsidiary pursuant to contractual commitments entered into prior thereto; provided that
          (x) such Lien is not created in contemplation of or in connection with such acquisition or such Person becoming a Subsidiary, as the case may be, (y) such Lien shall not apply to any other property or assets of the Company or any Subsidiary other than improvements and accessions to the assets to which it originally applies and proceeds of such assets, improvements and accessions and (z) such Lien shall be permitted by this clause (h) only to the extent of the amount of the obligations which it secures on the date of such acquisition or the date such Person becomes a Subsidiary, as the case may be, and extensions, renewals and replacements thereof up to the outstanding principal amount thereof;

     (i) Liens on fixed or capital assets acquired, constructed or improved by the Company or any Subsidiary; provided that (i) such Liens secure Indebtedness permitted by clause (c) of Section 6.01, (ii) such Liens and the Indebtedness secured thereby are incurred prior to or within 180 days after such acquisition or the completion of such construction or improvement, (iii) the Indebtedness secured thereby does not exceed the cost of acquiring, constructing or improving such fixed or capital assets and (iv) such Liens shall not apply to any other property or assets of the Company or any Subsidiary;

     (j) Liens securing industrial development, pollution control or other revenue bonds or similar instruments issued or guaranteed by any Governmental Authority;

     (k) Liens in favor of any Governmental Authority to secure obligations pursuant to the provisions of any contract or statute;

     (l) Liens to secure obligations of a Subsidiary to the Company or any other Subsidiary;

     (m) Liens on equity, joint venture, partnership, or other ownership or investment interests (collectively, the "Equity Interests") of the Company or any Subsidiary in any Person arising in connection with the rights of a third party owning Equity Interests in such Person pursuant to a joint venture, shareholder, distribution or other agreement between the Company or any of its Subsidiaries and such third party to purchase the Equity Interests owned by the Company or any Subsidiary in such Person for reasonable value pursuant to change in control provisions, noncompetition provisions, restrictions on competing brands or other business restriction provisions in one or more of the agreements between such parties; and

     (n) Liens not expressly permitted by clauses (a) through (m) above; provided that the sum of (i) the outstanding Indebtedness permitted by
          Section 6.01(g), (ii) the aggregate principal amount of the outstanding obligations secured by Liens permitted by this clause (n) and (iii) the Attributable Debt in respect of Sale-Leaseback Transactions permitted by Section 6.03(b) does not at any time exceed 25% of Consolidated Assets.

     SECTION 6.03. Sale and Leaseback Transactions. The Company will not, and will not permit any of its Subsidiaries to, enter into any Sale-Leaseback Transaction relating to any Principal Property except:

     (a) Sale-Leaseback Transactions to which the Company or any Subsidiary is a party as of the date hereof; and

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

     SECTION 6.04. Fundamental Changes. (a) The Company will not, and will not permit any Significant Subsidiary to, merge into or consolidate with any other Person, or permit any other Person to merge into or consolidate with it, or sell, transfer, lease or otherwise dispose of (in one transaction or in a series of transactions) assets representing all or substantially all the aggregate assets of the Company and the Subsidiaries (whether now owned or hereafter acquired), or liquidate or dissolve, except that if at the time thereof and immediately after giving effect thereto no Default shall have occurred and be continuing (i) any Person may merge into the Borrower in a transaction in which the Borrower is the surviving corporation, (ii) any Person may merge with any Subsidiary in a transaction in which the surviving entity is a Subsidiary and
(iii) any Subsidiary may liquidate or dissolve or, so long as such transaction does not constitute a transfer or other disposition of all or substantially all the aggregate assets of the Borrower and the Subsidiaries, merge with or into any other Person.

     (b) The Company will not, and will not permit any of its Significant Subsidiaries to, engage as its principal business in any business other than businesses of the type collectively conducted by the Company and its Subsidiaries on the date of this Agreement and businesses reasonably related thereto.

     (c) The Company will not permit any other Borrower, while it remains a Borrower, to cease to be a Subsidiary.

     SECTION 6.05. Transactions with Affiliates. The Company will not, and will not permit any of its Subsidiaries to, sell, lease or otherwise transfer any property or assets to, or purchase, lease or otherwise acquire any property or assets from, or otherwise engage in any other transactions with, any of its Affiliates, except (a) in the ordinary course of business at prices and on terms and conditions not less favorable to the Company or such Subsidiary than could be obtained on an arm's-length basis from unrelated third parties and
(b) transactions between or among the Company and its Subsidiaries not involving any other Affiliate; provided that nothing contained in this Section 6.05 shall prevent the Borrower or any Subsidiary from paying dividends to its respective shareholders.

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

                                  ARTICLE VII
                                Events of Default

     If any of the following events ("Events of Default") shall occur:

     (a) any Borrower shall fail to pay any principal of any Loan when and as the same shall become due and payable, whether at the due date thereof or at a date fixed for prepayment thereof or otherwise;

     (b) any Borrower shall fail to pay any interest on any Loan or any fee or any other amount (other than an amount referred to in clause (a) of this Article) payable under this Agreement, when and as the same shall become due and payable, and such failure shall continue unremedied for a period of three Business Days;

     (c) any representation or warranty made or deemed made by or on behalf of the Company or any Borrower in or in connection with this Agreement or any amendment or modification hereof or waiver hereunder, or in any report, certificate, financial statement or other document furnished pursuant to or in connection with this Agreement or any amendment or modification hereof or waiver hereunder, shall prove to have been materially incorrect when made or deemed made;

     (d) the Company or any Borrower, as applicable, shall fail to observe or perform any covenant, condition or agreement contained in Section 5.02, 5.03 (with respect to the Borrower s existence) or 5.08 or in Article VI;

     (e) the Company or any Borrower, as applicable, shall fail to observe or perform any covenant, condition or agreement contained in this Agreement (other than those specified in clause (a), (b) or (d) of this Article), and such failure shall continue unremedied for a period of 30 days after notice thereof from the Administrative Agent to the Company (which notice will be given at the request of any Lender);

     (f) the Company or any Subsidiary shall fail to make any payment (whether of principal or interest) in respect of any Material Indebtedness, when and as the same shall become due and payable or within any applicable cure period;

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

     (h) an involuntary proceeding shall be commenced or an involuntary petition shall be filed seeking (i) liquidation, reorganization or other relief in respect of the Company or any Significant Subsidiary or its debts, or of a substantial part of its assets, under any Federal, state or foreign bankruptcy, insolvency, receivership or similar law now or hereafter in effect or (ii) the appointment of a receiver, trustee, custodian, sequestrator, conservator or similar official for the Company or any Significant Subsidiary or for a substantial part of its assets, and, in any such case, such proceeding or petition shall continue undismissed for 60 days or an order or decree approving or ordering any of the foregoing shall be entered;

     (i) the Company or any Significant Subsidiary shall (i) voluntarily commence any proceeding or file any petition seeking liquidation, reorganization or other relief under any Federal, state or foreign bankruptcy, insolvency, receivership or similar law now or hereafter in effect, (ii) consent to the institution of, or fail to contest in a timely and appropriate manner, any proceeding or petition described in clause (h) of this Article, (iii) apply for or consent to the appointment of a receiver, trustee, custodian, sequestrator, conservator or similar official for the Borrower or any Significant Subsidiary or for a substantial part of its assets, (iv) file an answer admitting the material allegations of a petition filed against it in any such proceeding,
(v) make a general assignment for the benefit of creditors or (vi) take any action for the purpose of effecting any of the foregoing;

     (j) the Company or any Significant Subsidiary shall become unable, admit in writing its inability or fail generally to pay its debts as they become due;

     (k) one or more judgments for the payment of money in an aggregate amount in excess of $25,000,000 shall be rendered against the Company, any Subsidiary or any combination thereof and the same shall remain undischarged for a period of 30 consecutive days during which execution shall not be effectively stayed, or any action shall be legally taken by a judgment creditor to attach or levy upon any assets of the Company or any Subsidiary to enforce any such judgment;

     (l) an ERISA Event shall have occurred that, in the opinion of the Required Lenders, when taken together with all other ERISA Events that have occurred, would reasonably be expected to result in liability of the Company and the Subsidiaries in an aggregate amount exceeding (i) $25,000,000 in any year or
(ii) $50,000,000 for all periods; or

     (m) a Change in Control shall occur;

then, and in every such event (other than an event with respect to any Borrower described in clause (h) or (i) of this Article), and at any time thereafter during the continuance of such event, the Administrative Agent may, and at the request of the Required Lenders shall, by notice to the Company, take either or both of the following actions, at the same or different times: (i) terminate the Commitments, and thereupon the Commitments shall terminate immediately, and
(ii) declare the Loans then outstanding to be due and payable in whole (or in part, in which case any principal not so declared to be due and payable may thereafter be declared to be due and payable), and thereupon the principal of the Loans so declared to be due and payable, together with accrued interest thereon and all fees and other obligations of the Borrowers accrued hereunder, shall become due and payable immediately, without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Borrowers; and in case of any event with respect to any Borrower described in clause (h) or (i) of this Article, the Commitments shall automatically terminate and the principal of the Loans then outstanding, together with accrued interest thereon and all fees and other obligations of the Borrowers accrued hereunder, shall automatically become due and payable, without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Borrowers.

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

     The bank serving as the Administrative Agent hereunder shall have the same rights and powers in its capacity as a Lender as any other Lender and may exercise the same as though it were not the Administrative Agent, and such bank and its Affiliates may accept deposits from, lend money to and generally engage in any kind of business with the Company or any Subsidiary or other Affiliate thereof as if it were not the Administrative Agent hereunder.

     The Administrative Agent shall not have any duties or obligations except those expressly set forth herein. Without limiting the generality of the foregoing, (a) the Administrative Agent shall not be subject to any fiduciary or other implied duties, regardless of whether a Default has occurred and is continuing, (b) the Administrative Agent shall not have any duty to take any discretionary action or exercise any discretionary powers, except discretionary rights and powers expressly contemplated hereby that the Administrative Agent is required to exercise in writing by the Required Lenders (or such other number or percentage of the Lenders as shall be necessary under the circumstances as provided in Section 10.02), and (c) except as expressly set forth herein, the Administrative Agent shall not have any duty to disclose, and shall not be liable for the failure to disclose, any information relating to the Company or any of its Subsidiaries that is communicated to or obtained by the bank serving as Administrative Agent or any of its Affiliates in any capacity. The Administrative Agent shall not be liable for any action taken or not taken by it with the consent or at the request of the Required Lenders (or such other number or percentage of the Lenders as shall be necessary under the circumstances as provided in Section 10.02) or in the absence of its own gross negligence or wilful misconduct. The Administrative Agent shall be deemed not to have knowledge of any Default unless and until written notice thereof is given to the Administrative Agent by the Company or a Lender, and the Administrative Agent shall not be responsible for or have any duty to ascertain or inquire into
(i) any statement, warranty or representation made in or in connection with this Agreement, (ii) the contents of any certificate, report or other document delivered hereunder or in connection herewith, (iii) the performance or observance of any of the covenants, agreements or other terms or conditions set forth herein, (iv) the validity, enforceability, effectiveness or genuineness of this Agreement or any other agreement, instrument or document, or (v) the satisfaction of any condition set forth in Article IV or elsewhere herein, other than to confirm receipt of items expressly required to be delivered to the Administrative Agent. Each party to this Agreement acknowledges that neither the Syndication Agent nor the Documentation Agents shall have any duties, responsibilities, obligations or authority under this Agreement in such capacity. The Administrative Agent shall be entitled to rely upon, and shall not incur any liability for relying upon, any notice, request, certificate, consent, statement, instrument, document or other writing believed by it to be genuine and to have been signed or sent by the proper Person. The Administrative Agent also may rely upon any statement made to it orally or by telephone and believed by it to be made by the proper Person, and shall not incur any liability for relying thereon. The Administrative Agent may consult with legal counsel (who may be counsel for any Borrower), independent accountants and other experts selected by it, and shall not be liable for any action taken or not taken by it in accordance with the advice of any such counsel, accountants or experts.

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

     Subject to the appointment and acceptance of a successor Administrative Agent as provided in this paragraph, the Administrative Agent may resign at any time by notifying the Lenders and the Company. Upon any such resignation, the Company shall have the right, in consultation with the Required Lenders, to appoint a successor. If no successor shall have been so appointed by the Borrower and shall have accepted such appointment within 30 days after the retiring Administrative Agent gives notice of its resignation, then the retiring Administrative Agent may, on behalf of the Lenders, appoint a successor Administrative Agent which shall be a bank with an office in New York, New York, or an Affiliate of any such bank. Upon the acceptance of its appointment as Administrative Agent hereunder by a successor, such successor shall succeed to and become vested with all the rights, powers, privileges and duties of the retiring Administrative Agent, and the retiring Administrative Agent shall be discharged from its duties and obligations hereunder. The fees payable by the Company to a successor Administrative Agent shall be the same as those payable to its predecessor unless otherwise agreed between the Borrower and such successor. After the Administrative Agent's resignation hereunder, the provisions of this Article and Section 10.03 shall continue in effect for the benefit of such retiring Administrative Agent, its sub-agents and their respective Related Parties in respect of any actions taken or omitted to be taken by any of them while it was acting as Administrative Agent.

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

                                   ARTICLE IX
                                    Guarantee

     In order to induce the Lenders to extend credit to the other Borrowers hereunder, the Company hereby irrevocably and unconditionally guarantees, as a primary obligor and not merely as a surety, the payment when and as due of the Obligations of such other Borrowers. The Company further agrees that the due and punctual payment of such Obligations may be extended or renewed, in whole or in part, without notice to or further assent from it, and that it will remain bound upon its guarantee hereunder notwithstanding any such extension or renewal of any such Obligation.

     The Company waives presentment to, demand of payment from and protest to any Borrower of any of the Obligations, and also waives notice of acceptance of its obligations and notice of protest for nonpayment. The obligations of the Company hereunder shall not be affected by (a) the failure of the Administrative Agent or any Lender to assert any claim or demand or to enforce any right or remedy against any Borrower under the provisions of this Agreement or otherwise;
(b) any extension or renewal of any of the Obligations; (c) any rescission, waiver, amendment or modification of, or release from, any of the terms or provisions of this Agreement, or any other agreement; (d) any default, failure or delay, willful or otherwise, in the performance of any of the Obligations; or
(e) any other act, omission or delay to do any other act which may or might in any manner or to any extent vary the risk of the Company or otherwise operate as a discharge of a guarantor as a matter of law or equity or which would impair or eliminate any right of the Company to subrogation.

     The Company further agrees that its agreement hereunder constitutes a guarantee of payment when due (whether or not any bankruptcy or similar proceeding shall have stayed the accrual or collection of any of the Obligations or operated as a discharge thereof) and not merely of collection, and waives any right to require that any resort be had by the Administrative Agent or Lender to any balance of any deposit account or credit on the books of the Administrative Agent or Lender in favor of any Borrower or any other Person.

     The obligations of the Company hereunder shall not be subject to any reduction, limitation, impairment or termination for any reason, and shall not be subject to any defense or set-off, counterclaim, recoupment or termination whatsoever, by reason of the invalidity, illegality or unenforceability of any of the Obligations, any impossibility in the performance of any of the Obligations or otherwise.

     The Company further agrees that its obligations hereunder shall continue to be effective or be reinstated, as the case may be, if at any time payment, or any part thereof, of any Obligation is rescinded or must otherwise be restored by the Administrative Agent or Lender upon the bankruptcy or reorganization of any Borrower or otherwise.

     In furtherance of the foregoing and not in limitation of any other right which the Administrative Agent or Lender may have at law or in equity against the Company by virtue hereof, upon the failure of any other Borrower to pay any Obligation when and as the same shall become due, whether at maturity, by acceleration, after notice of prepayment or otherwise, the Company hereby promises to and will, upon receipt of written demand by the Administrative Agent or Lender, forthwith pay, or cause to be paid, to the Administrative Agent or Lender in cash an amount equal to the unpaid principal amount of such Obligation then due, together with accrued and unpaid interest thereon.

     Upon payment by the Company of any sums as provided above, all rights of the Company against any Borrower arising as a result thereof by way of right of subrogation or otherwise shall in all respects be subordinated and junior in right of payment to the prior indefeasible payment in full of all the Obligations owed by such Borrower to the Administrative Agent and the Lenders.

     Nothing shall discharge or satisfy the liability of the Company hereunder except the full and indefeasible performance and payment of the Obligations.

                                   ARTICLE X
                                  Miscellaneous

     SECTION 10.01. Notices. Except in the case of notices and other communications expressly permitted to be given by telephone, all notices and other communications provided for herein shall be in writing and shall be delivered by hand or overnight courier service, mailed by certified or registered mail or sent by telecopy, as follows:

     (a) if to the Company, to it at Brown-Forman Corporation, 850 Dixie Highway, Louisville, KY 40210, Attention of Treasurer (Telecopy No. (502) 774-6908), with a copy to the Attention of General Counsel (Telecopy No. (502) 774-6650);

     (b) if to any Borrowing Subsidiary, to it in care of the Company as provided in paragraph (a) above;

     (c) if to the Administrative Agent, to JPMorgan Chase Bank, N.A., Loan and Agency Services Group, 1111 Fannin, Houston, TX 77002, Attention of Cynthia Gonzalvo (Telecopy No. (713) 750-2782); and

     (d) if to any other Lender, to it at its address (or telecopy number) set forth in its Administrative Questionnaire.

     Any party hereto may change its address or telecopy number for notices and other communications hereunder by notice to the other parties hereto. All notices and other communications given to any party hereto in accordance with the provisions of this Agreement shall be deemed to have been given on the date of receipt.

     SECTION 10.02. Waivers; Amendments. (a) No failure or delay by the Administrative Agent or any Lender in exercising any right or power hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right or power, or any abandonment or discontinuance of steps to enforce such a right or power, preclude any other or further exercise thereof or the exercise of any other right or power. The rights and remedies of the Administrative Agent and the Lenders hereunder are cumulative and are not exclusive of any rights or remedies that they would otherwise have. No waiver of any provision of this Agreement or consent to any departure by any Borrower therefrom shall in any event be effective unless the same shall be permitted by paragraph (b) of this Section, and then such waiver or consent shall be effective only in the specific instance and for the purpose for which given. Without limiting the generality of the foregoing, the making of a Loan shall not be construed as a waiver of any Default, regardless of whether the
Administrative Agent or any Lender may have had notice or knowledge of such Default at the time.

     (b) Neither this Agreement nor any provision hereof may be waived, amended or modified except pursuant to an agreement or agreements in writing entered into by the Company and the Required Lenders or by the Company and the Administrative Agent with the consent of the Required Lenders; provided that no such agreement shall (i) increase the Commitment of any Lender without the written consent of such Lender, (ii) reduce the principal amount of any Loan or reduce the rate of interest thereon, or reduce any fees payable hereunder, without the written consent of each Lender affected thereby, (iii) postpone the scheduled date of payment of the principal amount of any Loan, or any interest thereon, or any fees payable hereunder, or reduce the amount of, waive or excuse any such payment, or postpone the scheduled date of expiration of any Commitment, without the written consent of each Lender affected thereby,
(iv) change Section 2.07(c) or Section 2.17(b) or (c) in a manner that would alter the pro rata sharing of Commitment reductions or payments required thereby, as the case may be, without the written consent of each Lender affected thereby or (v) change any of the provisions of this Section or the definition of "Required Lenders" or any other provision hereof specifying the number or percentage of Lenders required to waive, amend or modify any rights hereunder or make any determination or grant any consent hereunder, without the written consent of each Lender; provided further that no such agreement shall amend, modify or otherwise affect the rights or duties of the Administrative Agent hereunder without the prior written consent of the Administrative Agent.

     SECTION 10.02A. Amendment or Waiver of Guarantor Obligations. No amendment or waiver shall release the Company from, or limit or condition, its Obligations under Article IX, unless approved by all Lenders.

     SECTION 10.03. Expenses; Indemnity; Damage Waiver. (a) The Company shall pay (i) all reasonable out-of-pocket expenses incurred by the Administrative Agent and its Affiliates, including the reasonable fees, charges and disbursements of counsel for the Administrative Agent, in connection with the syndication of the credit facilities provided for herein, the preparation and administration of this Agreement or any amendments, modifications or waivers of the provisions hereof (whether or not the transactions contemplated hereby or thereby shall be consummated), and (ii) all out-of-pocket expenses incurred by the Administrative Agent or any Lender, including the reasonable fees, charges and disbursements of any counsel for the Administrative Agent or any Lender, in connection with the lawful enforcement of its rights in connection with this Agreement, including its rights under this Section, or in connection with the Loans made hereunder, including all such out-of-pocket expenses incurred during any workout, restructuring or negotiations in respect of such Loans.

     (b) The Company shall indemnify the Administrative Agent and each Lender, and each Related Party of any of the foregoing Persons (each such Person being called an "Indemnitee") against, and hold each Indemnitee harmless from, any and all losses, claims, damages, liabilities and related expenses, including the fees, charges and disbursements of any counsel for any Indemnitee, incurred by or asserted against any Indemnitee arising out of, in connection with, or as a result of (i) the execution or delivery of this Agreement or any agreement or instrument contemplated hereby, the performance by the parties hereto of their respective obligations hereunder or the consummation of the Transactions or any other transactions contemplated hereby, (ii) any Loan or the use of the proceeds therefrom, (iii) any actual or alleged presence or release of Hazardous Materials on or from any property owned or operated by the Company or any of its Subsidiaries, or any Environmental Liability related in any way to the Company or any of its Subsidiaries, or (iv) any actual or prospective claim, litigation, investigation or proceeding relating to any of the foregoing, whether based on contract, tort or any other theory and regardless of whether any Indemnitee is a party thereto; provided that such indemnity shall not, as to any Indemnitee, be available to the extent that such losses, claims, damages, liabilities or related expenses are determined by a court of competent jurisdiction by final and nonappealable judgment to have resulted from the gross negligence or wilful misconduct of such Indemnitee.

     (c) To the extent that the Company fails to pay any amount required to be paid by it to the Administrative Agent under paragraph (a) or (b) of this Section, each Lender severally agrees to pay to the Administrative Agent such Lender's Applicable Percentage (determined as of the time that the applicable unreimbursed expense or indemnity payment is sought) of such unpaid amount;
provided that the unreimbursed expense or indemnified loss, claim, damage, liability or related expense, as the case may be, was incurred by or asserted against the Administrative Agent in its capacity as such.

     (d) To the extent permitted by applicable law, no Borrower shall assert, and each Borrower hereby waives, any claim against any Indemnitee, on any theory of liability, for special, indirect, consequential or punitive damages (as opposed to direct or actual damages) arising out of, in connection with, or as a result of, this Agreement or any agreement or instrument contemplated hereby, the Transactions, any Loan or the use of the proceeds thereof.

     (e) All amounts due under this Section shall be payable promptly after written demand therefor.

     SECTION 10.04. Successors and Assigns. (a) The provisions of this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns permitted hereby, except that neither the Company nor any Borrower may assign or otherwise transfer any of its rights or obligations hereunder without the prior written consent of each Lender (and any attempted assignment or transfer by the Borrower without such consent shall be null and void). Nothing in this Agreement, expressed or implied, shall be construed to confer upon any Person (other than the parties hereto, their respective successors and assigns permitted hereby and, to the extent expressly contemplated hereby, the Related Parties of each of the Administrative Agent and the Lenders) any legal or equitable right, remedy or claim under or by reason of this Agreement.

     (b) Any Lender may assign to one or more assignees all or a portion of its rights and obligations under this Agreement (including all or a portion of its Commitment and the Loans at the time owing to it); provided that (i) except in the case of an assignment by a Lender to a Lender Affiliate of such Lender, the Administrative Agent must give its prior written consent to such assignment (which consent shall not be unreasonably withheld), (ii) except in the case of an assignment to a Lender or a Lender Affiliate, the Borrower must give its prior written consent to such assignment (which consent shall not be unreasonably withheld), (iii) except in the case of an assignment to a Lender or a Lender Affiliate or an assignment of the entire remaining amount of the assigning Lender's Commitment, the amount of the Commitment of the assigning Lender subject to each such assignment (determined as of the date the Assignment and Acceptance with respect to such assignment is delivered to the Administrative Agent) shall not be less than $5,000,000 unless each of the Company and the Administrative Agent otherwise consent, (iv) each partial assignment shall be made as an assignment of a proportionate part of all the assigning Lender's rights and obligations under this Agreement, except that this clause (iv) shall not apply to rights in respect of outstanding Competitive Loans, (v) the parties to each assignment shall execute and deliver to the Administrative Agent an Assignment and Acceptance, together with a processing and recordation fee of $3,500, and (vi) the assignee, if it shall not be a Lender, shall deliver to the Administrative Agent an Administrative Questionnaire; and provided further that any consent of the Borrower otherwise required under this paragraph shall not be required if an Event of Default under clause (h) or (i) of Article VII has occurred and is continuing. Subject to acceptance and recording thereof pursuant to paragraph (d) of this Section, from and after the effective date specified in each Assignment and Acceptance the assignee thereunder shall be a party hereto and, to the extent of the interest assigned by such Assignment and Acceptance, have the rights and obligations of a Lender under this Agreement, and the assigning Lender thereunder shall, to the extent of the interest assigned by such Assignment and Acceptance, be released from its obligations under this Agreement (and, in the case of an Assignment and Acceptance covering all of the assigning Lender's rights and obligations under this Agreement, such Lender shall cease to be a party hereto but shall continue to be entitled to the benefits of Sections 2.14, 2.15, 2.16 and 10.03). Any assignment or transfer by a Lender of rights or obligations under this Agreement that does not comply with this paragraph shall be treated for purposes of this Agreement as a sale by such Lender of a participation in such rights and obligations in accordance with paragraph (e) of this Section.

     (c) The Administrative Agent, acting for this purpose as an agent of each Borrower, shall maintain at one of its offices in The City of New York a copy of each Assignment and Acceptance delivered to it and a register for the recordation of the names and addresses of the Lenders, and the Commitment of, and principal amount of the Loans owing to, each Lender pursuant to the terms hereof from time to time (the "Register"). The entries in the Register shall be conclusive, and the Borrowers, the Administrative Agent and the Lenders may treat each Person whose name is recorded in the Register pursuant to the terms hereof as a Lender hereunder for all purposes of this Agreement, notwithstanding notice to the contrary. The Register shall be available for inspection by the Company and any Lender, at any reasonable time and from time to time upon reasonable prior notice.

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

     (e) Any Lender may, without the consent of any Borrower or the Administrative Agent, sell participations to one or more banks or other entities (a "Participant") in all or a portion of such Lender's rights and/or obligations under this Agreement (including all or a portion of its Commitment and the Loans owing to it); provided that (i) such Lender's obligations under this Agreement shall remain unchanged, (ii) such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations and (iii) the Borrowers, the Administrative Agent and the other Lenders shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this Agreement. Any agreement or instrument pursuant to which a Lender sells such a participation shall provide that such Lender shall retain the sole right to enforce this Agreement and to approve any amendment, modification or waiver of any provision of this Agreement; provided that such agreement or instrument may provide that such Lender will not, without the consent of the Participant, agree to any amendment, modification or waiver described in the first proviso to Section 10.02(b) that affects such Participant. Subject to paragraph (f) of this Section, each Borrower agrees that each Participant shall be entitled to the benefits of Sections 2.14, 2.15 and
2.16 to the same extent as if it were a Lender and had acquired its interest by assignment pursuant to paragraph (b) of this Section. To the extent permitted by law and if prior written notice of the sale of the participation to the Participant is provided to the applicable Borrower, each Participant also shall be entitled to the benefits of Section 10.08 as though it were a Lender, provided such Participant agrees to be subject to Section 2.17(c) as though it were a Lender.

     (f) A Participant shall not be entitled to receive any greater payment under Section 2.14 or 2.16 than the applicable Lender would have been entitled to receive with respect to the participation sold to such Participant, unless the sale of the participation to such Participant is made with the Company's prior written consent. A Participant that would be a Foreign Lender if it were a Lender shall not be entitled to the benefits of Section 2.16 unless the Company is notified of the participation sold to such Participant and such Participant agrees, for the benefit of the Company, to comply with Section 2.16(e) as though it were a Lender.

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

     SECTION 10.05. Survival. All covenants, agreements, representations and warranties made by the Borrowers herein and in the certificates or other instruments delivered in connection with or pursuant to this Agreement shall be considered to have been relied upon by the other parties hereto and shall survive the execution and delivery of this Agreement and the making of any Loans, regardless of any investigation made by any such other party or on its behalf and notwithstanding that the Administrative Agent or any Lender may have had notice or knowledge of any Default or incorrect representation or warranty at the time any credit is extended hereunder, and shall continue in full force and effect as long as the principal of or any accrued interest on any Loan or any fee or any other amount payable under this Agreement is outstanding and unpaid and so long as the Commitments have not expired or terminated. The provisions of Sections 2.14, 2.15, 2.16 and 10.03 and Article VIII shall survive and remain in full force and effect regardless of the consummation of the transactions contemplated hereby, the repayment of the Loans and the Commitments or the termination of this Agreement or any provision hereof.

     SECTION 10.06. Counterparts; Integration; Effectiveness. This Agreement may be executed in counterparts (and by different parties hereto on different counterparts), each of which shall constitute an original, but all of which when taken together shall constitute a single contract. This Agreement and any separate letter agreements with respect to fees payable to the Administrative Agent constitute the entire contract among the parties relating to the subject matter hereof and supersede any and all previous agreements and understandings, oral or written, relating to the subject matter hereof. Except as provided in
Section 4.01, this Agreement shall become effective when it shall have been executed by the Administrative Agent and when the Administrative Agent shall have received counterparts hereof which, when taken together, bear the signatures of each of the other parties hereto, and thereafter shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns. Delivery of an executed counterpart of a signature page of this Agreement by telecopy shall be effective as delivery of a manually executed counterpart of this Agreement.

     SECTION 10.07. Severability. Any provision of this Agreement held to be invalid, illegal or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such invalidity, illegality or unenforceability without affecting the validity, legality and enforceability of the remaining provisions hereof; and the invalidity of a particular provision in a particular jurisdiction shall not invalidate such provision in any other jurisdiction.

     SECTION 10.08. Right of Setoff. If an Event of Default shall have occurred and be continuing, each Lender and each of its Affiliates is hereby authorized at any time and from time to time, to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other obligations at any time owing by such Lender or Affiliate to or for the credit or the account of any Credit Party against any of and all the obligations of such Credit Party now or hereafter existing under this Agreement held by such Lender, irrespective of whether or not such Lender shall have made any demand under this Agreement and although such obligations may be unmatured. The rights of each Lender under this Section are in addition to other rights and remedies (including other rights of setoff) which such Lender may have.

     SECTION 10.09. Governing Law; Jurisdiction;  Consent to Service of Process.
(a) This Agreement shall be construed in accordance with and governed by the law of the State of New York.

     (b) Each Credit Party hereby irrevocably and unconditionally submits, for itself and its property, to the nonexclusive jurisdiction of the Supreme Court of the State of New York sitting in New York County and of the United States District Court of the Southern District of New York, and any appellate court from any thereof, in any action or proceeding arising out of or relating to this Agreement or for recognition or enforcement of any judgment, and each of the parties hereto hereby irrevocably and unconditionally agrees that all claims in respect of any such action or proceeding may be heard and determined in such New York State or, to the extent permitted by law, in such Federal court. Each of the parties hereto agrees that a final judgment in any such action or proceeding shall be conclusive and may be enforced in other jurisdictions by suit on the judgment or in any other manner provided by law. Nothing in this Agreement shall affect any right that the Administrative Agent or any Lender may otherwise have to bring any action or proceeding relating to this Agreement against any Borrower or its properties in the courts of any jurisdiction.

     (c) Each Borrower hereby irrevocably and unconditionally waives, to the fullest extent it may legally and effectively do so, any objection which it may now or hereafter have to the laying of venue of any suit, action or proceeding arising out of or relating to this Agreement in any court referred to in paragraph (b) of this Section. Each of the parties hereto hereby irrevocably waives, to the fullest extent permitted by law, the defense of an inconvenient forum to the maintenance of such action or proceeding in any such court.

     (d) Each party to this Agreement irrevocably consents to service of process in the manner provided for notices in Section 10.01. Nothing in this Agreement will affect the right of any party to this Agreement to serve process in any other manner permitted by law.

     SECTION 10.10. WAIVER OF JURY TRIAL. EACH PARTY HERETO HEREBY WAIVES, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, ANY RIGHT IT MAY HAVE TO A TRIAL BY JURY IN ANY LEGAL PROCEEDING DIRECTLY OR INDIRECTLY ARISING OUT OF OR
RELATING TO THIS AGREEMENT OR THE TRANSACTIONS CONTEMPLATED HEREBY (WHETHER BASED ON CONTRACT, TORT OR ANY OTHER THEORY). EACH PARTY HERETO (A) CERTIFIES THAT NO REPRESENTATIVE, AGENT OR ATTORNEY OF ANY OTHER PARTY HAS REPRESENTED, EXPRESSLY OR OTHERWISE, THAT SUCH OTHER PARTY WOULD NOT, IN THE EVENT OF LITIGATION, SEEK TO ENFORCE THE FOREGOING WAIVER AND (B) ACKNOWLEDGES THAT IT AND THE OTHER PARTIES HERETO HAVE BEEN INDUCED TO ENTER INTO THIS AGREEMENT BY, AMONG OTHER THINGS, THE MUTUAL WAIVERS AND CERTIFICATIONS IN THIS SECTION.

     SECTION 10.11. Headings. Article and Section headings and the Table of Contents used herein are for convenience of reference only, are not part of this Agreement and shall not affect the construction of, or be taken into consideration in interpreting, this Agreement.

     SECTION 10.12. Confidentiality. Each of the Administrative Agent and the Lenders agrees to maintain the confidentiality of the Information (as defined below), except that Information may be disclosed (a) to its and its Affiliates' directors, officers, employees and agents, including accountants, legal counsel and other advisors (it being understood that the Persons to whom such disclosure is made will be informed of the confidential nature of such Information and instructed to keep such Information confidential), (b) to the extent requested by any bank regulatory authority, (c) to the extent required by applicable laws or regulations or by any subpoena or similar legal process (but only after giving prompt written notice to the Company, to the extent permitted by law, of any such requirement or request so that the Company may seek a protective order or other appropriate remedy and/or waive compliance with this Section), (d) to any other party to this Agreement, (e) in connection with the exercise of any remedies hereunder or any suit, action or proceeding relating the enforcement of rights hereunder, (f) subject to an agreement containing provisions substantially the same as those of this Section, to any assignee of or Participant in, or any prospective assignee of or Participant in, any of its rights or obligations under this Agreement, (g) with the consent of the Company or (h) to the extent such Information (i) becomes publicly available other than as a result of a breach of this Section or (ii) becomes available to the Administrative Agent or any Lender on a nonconfidential basis from a source other than the Company. For the purposes of this Section, "Information" means all information received from the Company relating to the Company or its business, other than any such information that is available to the Administrative Agent or any Lender on a nonconfidential basis prior to disclosure by the Company; provided that, in the case of information received from the Company after the date hereof, such information is clearly identified at the time of delivery as confidential. Any Person required to maintain the confidentiality of Information as provided in this Section shall be considered to have complied with its obligation to do so if such Person has exercised the same degree of care to maintain the confidentiality of such Information as such Person would accord to its own confidential information. Notwithstanding anything herein to the contrary, any Lender (and any employee, representative or other agent of such Lender) may disclose to any and all persons, without limitation of any kind, such Lender's U.S. federal income tax treatment and the U.S. federal income tax structure of the transactions contemplated hereby relating to such Lender and all materials of any kind (including opinions or other tax analyses) that are provided to it relating to such tax treatment and tax structure. However, no disclosure of any information relating to such tax treatment or tax structure may be made to the extent nondisclosure is reasonably necessary in order to comply with applicable securities laws.

     SECTION 10.13. Interest Rate Limitation. Notwithstanding anything herein to the contrary, if at any time the interest rate applicable to any Loan, together with all fees, charges and other amounts which are treated as interest on such Loan under applicable law (collectively the "Charges"), shall exceed the maximum lawful rate (the "Maximum Rate") which may be contracted for, charged, taken, received or reserved by the Lender holding such Loan in accordance with applicable law, the rate of interest payable in respect of such Loan hereunder, together with all Charges payable in respect thereof, shall be limited to the Maximum Rate and, to the extent lawful, the interest and Charges that would have been payable in respect of such Loan but were not payable as a result of the operation of this Section shall be cumulated and the interest and Charges payable to such Lender in respect of other Loans or periods shall be increased (but not above the Maximum Rate therefor) until such cumulated amount, together with interest thereon at the Federal Funds Effective Rate to the date of repayment, shall have been received by such Lender.

     SECTION 10.14. Conversion of Currencies. (a) If, for the purpose of obtaining judgment in any court, it is necessary to convert a sum owing hereunder in one currency into another currency, each party hereto (including any Borrowing Subsidiary) agrees, to the fullest extent that it may effectively do so, that the rate of exchange used shall be that at which in accordance with normal banking procedures in the relevant jurisdiction the first currency could be purchased with such other currency on the Business Day immediately preceding the day on which final judgment is given.

     (b) The obligations of each Borrower in respect of any sum due to any party hereto or any holder of the obligations owing hereunder (the "Applicable Creditor") shall, notwithstanding any judgment in a currency (the "Judgment
Currency") other than the currency in which such sum is stated to be due hereunder (the "Agreement Currency"), be discharged only to the extent that, on the Business Day following receipt by the Applicable Creditor of any sum adjudged to be so due in the Judgment Currency, the Applicable Creditor may in accordance with normal banking procedures in the relevant jurisdiction purchase the Agreement Currency with the Judgment Currency; if the amount of the Agreement Currency so purchased is less than the sum originally due to the Applicable Creditor in the Agreement Currency, such Borrower agrees, as a separate obligation and notwithstanding any such judgment, to indemnify the Applicable Creditor against such loss. The obligations of the Borrowers contained in this Section 10.14 shall survive the termination of this Agreement and the payment of all other amounts owing hereunder.

     SECTION 10.15. USA Patriot Act. Each Lender hereby notifies the Borrowers that pursuant to the requirements of the USA Patriot Act, it is required to obtain, verify and record information that identifies the Borrowers, which information includes the name and address of the Borrowers and other information that will allow such Lender to identify the Borrowers in accordance with the USA Patriot Act.


     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed by their respective authorized officers as of the day and year first above written.

[See signatures to original Credit Agreement and to Amendment and Restatement Agreement dated as of April 10, 2006]

                                                                     Exhibit 13



                              FINANCIAL HIGHLIGHTS
          (Expressed in millions, except per share amounts and ratios)
--------------------------------------------------------------------------------
Year Ended April 30,                              2005        2006     % Change
--------------------------------------------------------------------------------
CONTINUING OPERATIONS
Net Sales                                        $2,227      $2,444       10%
Gross Profit                                     $1,170      $1,321       13%
Operating Income                                 $  446      $  563       26%
Income from Continuing Operations                $  340      $  395       16%
Earnings Per Share from Continuing Operations
 - Basic                                         $ 2.79      $ 3.24       16%
 - Diluted                                       $ 2.77      $ 3.20       15%
Return on Average Invested Capital                 22.8%       21.7%
Gross Margin                                       52.5%       54.0%
Operating Margin                                   20.0%       23.0%



                         QUARTERLY FINANCIAL INFORMATION
               (Expressed in millions, except per share amounts)

----------------------------------------------------------------------------------------------------------------------------------
                                                    Fiscal 2005                                       Fiscal 2006
                                  ----------------------------------------------    ----------------------------------------------
                                   First    Second     Third    Fourth               First    Second     Third    Fourth
                                  Quarter   Quarter   Quarter   Quarter    Year     Quarter   Quarter   Quarter   Quarter    Year
----------------------------------------------------------------------------------------------------------------------------------
Net Sales                           $481      $627      $607      $511    $2,227      $547      $666      $637      $594    $2,444
Gross Profit                         253       330       305       281     1,170       303       357       334       326     1,321
Net Income
   Continuing Operations              60        93       124        62       340        88       112       120        76       395
   Total Company                      51       101        95        61       308        13       109       120        78       320
Basic EPS
   Continuing Operations           $0.49     $0.76     $1.02     $0.51     $2.79     $0.72     $0.92     $0.99     $0.62     $3.24
   Total Company                    0.42      0.83      0.78      0.50      2.53      0.10      0.89      0.99      0.64      2.62
Diluted EPS
   Continuing Operations           $0.49     $0.76     $1.02     $0.50     $2.77     $0.71     $0.91     $0.98     $0.61     $3.20
   Total Company                    0.42      0.83      0.78      0.49      2.52      0.10      0.88      0.98      0.63      2.60
Cash Dividends Per Common Share
   Declared                        $0.43     $0.00     $0.49     $0.00     $0.92     $0.49     $0.00     $0.56     $0.00     $1.05
   Paid                             0.21      0.21      0.25      0.25      0.92      0.25      0.25      0.28      0.28      1.05

Market Price Per Common Share
   Class A High                   $49.75    $50.11    $51.88    $56.65    $56.65    $64.15    $65.65    $74.25    $84.45    $84.45
   Class A Low                     46.34     44.20     46.20     50.68     44.20     56.44     58.02     64.64     69.80     56.44

   Class B High                   $49.60    $50.00    $50.09    $55.96    $55.96    $61.59    $63.69    $72.40    $82.55    $82.55
   Class B Low                     45.53     42.80     44.90     48.13     42.80     54.90     55.50     62.41     67.66     54.90

Note: Quarterly amounts may not add to amounts for the year due to rounding.

                             SELECTED FINANCIAL DATA
          (Expressed in millions, except per share amounts and ratios)
                              Year Ended April 30,

                                            1997     1998     1999     2000     2001     2002     2003     2004     2005     2006
                                           ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
CONTINUING OPERATIONS
Net Sales                                  $1,367    1,409    1,489    1,588    1,611    1,647    1,822    2,020    2,227    2,444
Gross Profit                               $  659      709      760      832      864      859      911    1,035    1,170    1,321
Operating Income                           $  256      268      281      298      317      320      338      381      446      563
Income from Continuing Operations          $  150      161      176      188      199      208      221      242      340      395
Weighted Average Shares used to
 calculate Earnings Per Share
  - Basic                                   138.0    137.9    137.2    137.0    137.0    136.7    134.7    121.4    121.7    122.1
  - Diluted                                 138.0    138.0    137.4    137.2    137.1    137.0    135.1    122.0    122.5    123.4
Earnings Per Share from
 Continuing Operations
  - Basic                                  $ 1.09     1.16     1.28     1.37     1.45     1.52     1.64     1.99     2.79     3.24
  - Diluted                                $ 1.09     1.16     1.28     1.37     1.45     1.52     1.63     1.98     2.77     3.20

Gross Margin                                 48.2%    50.3%    51.0%    52.4%    53.6%    52.1%    50.0%    51.3%    52.5%    54.0%
Operating Margin                             18.8%    19.0%    18.8%    18.8%    19.7%    19.4%    18.6%    18.9%    20.0%    23.0%
Effective Tax Rate                           37.9%    37.4%    36.1%    36.0%    35.8%    34.0%    33.6%    33.1%    32.6%    29.3%
Average Invested Capital                   $  573      602      700      912    1,038    1,148    1,288    1,410    1,554    1,883
Return on Average Invested Capital           28.1%    28.1%    26.1%    21.6%    20.1%    18.6%    17.5%    18.1%    22.8%    21.7%


TOTAL COMPANY
Cash Dividends Declared Per Common Share   $ 0.53     0.55     0.58     0.61     0.64     0.68     0.73     0.80     0.92     1.05
Average Stockholders' Equity               $  671      757      855      976    1,111    1,241    1,290      936    1,198    1,397
Total Assets at April 30                   $1,428    1,494    1,735    1,802    1,939    2,016    2,264    2,376    2,649    2,728
Long-Term Debt at April 30                 $   57       43       46       33       33       33      629      630      351      351
Total Debt at April 30                     $  219      157      290      259      237      200      829      679      630      576
Cash Flow from Operations                  $  176      220      213      241      232      249      243      304      396      344
Return on Average Stockholders' Equity       25.2%    24.2%    23.4%    22.1%    20.7%    18.1%    18.7%    27.1%    25.7%    22.9%
Total Debt to Total Capital                  23.0%    16.1%    24.0%    19.8%    16.6%    13.2%    49.4%    38.3%    32.5%    26.9%
Dividend Payout Ratio                        43.5%    41.5%    39.5%    38.5%    38.1%    41.4%    41.1%    38.2%    36.1%    40.0%


Notes:
1. Includes the consolidated results of Sonoma-Cutrer Vineyards, Finlandia Vodka Worldwide, Tuoni e Canepa, and Swift & Moore since their acquisitions in April 1999, December 2002, February 2003, and February 2006, respectively.
2. Weighted average shares, earnings per share, and cash dividends declared per common share have been adjusted for a 2-for-1 common stock split in January 2004.
3. We define Return on Average Invested Capital as the sum of net income (excluding extraordinary items) and after-tax interest expense, divided by average invested capital. Invested capital equals assets less liabilities, excluding interest-bearing debt.
4. We define Return on Average Stockholders' Equity as income applicable to common stock divided by average stockholders' equity.
5. We define Total Debt to Total Capital as total debt divided by the sum of total debt and stockholders' equity.
6.  We define Dividend Payout Ratio as cash dividends divided by net income.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

In the discussion below, we review Brown-Forman's consolidated financial condition and results of operations for the fiscal years ended April 30, 2004, 2005, and 2006. We also make statements relating to our anticipated financial performance and other forward-looking statements and discuss factors that may affect our future financial condition and performance. We have prepared a non-exclusive list of risk factors that could cause actual results to differ materially from our anticipated results. Please read this Management's Discussion and Analysis section in conjunction with our consolidated financial statements for the year ended April 30, 2006, their related notes, and the important information regarding forward-looking statements on page 70.

We sold Lenox Inc. on September 1, 2005 -- four months into our fiscal year. As a result, its results of operations through August 2005, the related non-cash impairment charge, and other transaction costs associated with the sale have been classified as discontinued operations, net of income taxes, in the accompanying consolidated statements of operations, and its assets and liabilities have been classified as held for sale in the accompanying consolidated balance sheets. Before this fiscal year, our annual report presented Lenox's operating results and assets in the Consumer Durables segment, of which it composed the major part. As a result of the sale, the Consumer Durables segment no longer constitutes a separate reportable segment.

EXECUTIVE OVERVIEW

Brown-Forman Corporation is a diversified producer and marketer of fine quality consumer products including Jack Daniel's and its family of brands, Southern Comfort, Finlandia, Canadian Mist, Fetzer and Bolla wines, Sonoma-Cutrer, Korbel Champagne, and Hartmann luggage. We globally market and sell various categories of beverage alcohol products, such as Tennessee, Canadian, and Kentucky whiskies; Kentucky bourbon; California sparkling wine; tequila; table wine; liqueurs; vodka; rum; and ready-to-drink products.

Our Operations

Our largest and most important market is the U.S., where 59% of our net sales from continuing operations were generated in fiscal 2006, compared to 65% in fiscal 2004. Our U.S. sales grew 7% in fiscal 2006, while our non-U.S. sales broke the $1 billion barrier for the first time, growing an impressive 15%. Europe, our second-largest region in terms of net sales, grew a healthy 11% in fiscal 2006 and represented 29% of total net sales for continuing operations. Growth from the rest of the world was excellent, improving 23% in fiscal 2006, and now constitutes 12% of our total net sales from continuing operations, up from 10% in fiscal 2004.

                             Net Sales by Geography
                                 (in millions)

                              2004          2005          2006
                              ----          ----          ----
United States               $1,303        $1,346        $1,434
Europe                         514           637           710
Other                          203           244           300
                            ------        ------        ------
Total                       $2,020        $2,227        $2,444
                            ======        ======        ======

Consumer demand for both premium and super-premium brands in the U.S. continued to expand this past year, and most of our brands benefited from this trend. Positive demographic trends, a growing consumer interest in spirits-based cocktails, and the consumers' continuing desire to trade up to more premium offerings helped to create the encouraging environment for premium spirits in the U.S. We anticipate that this positive environment will continue in the U.S., yet we recognize that consumer preferences can change very quickly and could affect our performance if we are not prepared to respond quickly to changing industry and competitive dynamics.

International expansion has provided a significant portion of our growth over the past decade. The most robust international markets for our brands are the United Kingdom, Poland, Germany, South Africa, Australia, Spain, Italy, China, Japan, and France. As we continue to expand outside of the U.S., our financial results are increasingly affected by changes in foreign exchange rates -- in terms of both revenue from goods sold in local currencies and the cost of goods and services purchased in local currencies. On a net basis, we sell more in local currency than we buy, thus exposing financial results to the negative impact of a strengthening U.S. dollar. To help protect against this, we regularly hedge our foreign currency exposure. But over the long-term, reported profits from our international business may be adversely affected if the U.S. dollar strengthens against other currencies.

Our Brands

Our premium global brands, which include Jack Daniel's, Southern Comfort, Finlandia, and their brand families represented 70% of our net sales in fiscal 2006, with revenues growing at double-digit rates.

Beverages Fiscal 2006 Net Sales by Category:
   Premium Global             70%
   Mid-Priced Regional        25%
   Super-Premium Developing    5%

Jack Daniel's Tennessee Whiskey remains the most important brand within our portfolio and is one of the largest and most profitable spirits brands in the world. Global volume for Jack Daniel's grew an impressive 8%, growing in 90 of the 120 countries where it was sold during fiscal 2006. We estimate that fiscal 2006 was the first year in which there were over 1 billion individual consumer transactions with the brand (defined as the purchase of a bottle in a retail store or the ordering of a drink in a restaurant or bar). In the U.S., the brand's largest market and where approximately 54% of Jack Daniel's is sold, nearly 300,000 nine-liter cases were added to its already-large base. The brand's volumes approached 4 million cases outside the U.S. in fiscal 2006, growing at a double-digit rate. The healthy environment for premium spirits, increased levels of advertising and promotional support, and the brand's overall marketplace strength have combined to provide strong growth in volumes and double-digit gains in gross profit. A significant percentage of our total earnings are derived from Jack Daniel's and the brand's growth is vital to our overall marketplace strength. Accordingly, it will remain our major overall focus. While a significant decline in volume or selling price for the brand could materially depress our overall earnings, we are encouraged by the broader geographic dispersion of the brand's profits and the natural diversification that comes with this.

Southern Comfort, our second most important brand, delivered solid volume and profit growth in fiscal 2006. The brand grew 6% in its largest market, the U.S., and also exhibited solid 4% growth in international markets, led by Germany and South Africa. Finlandia's volume grew 15% to over 2.1 million cases, becoming the fifth brand in our portfolio to eclipse at least 2 million cases in annual depletions (as defined on the next page). In contrast to Jack Daniel's and Southern Comfort, over 80% of this brand's volumes are sold outside of the U.S., including nearly 500,000 cases in its largest market, Poland. We expect both Southern Comfort and Finlandia to contribute significantly to our long-term growth.

Our mid-priced regional brands had mixed results during fiscal 2006. Together they represent 25% of our total net sales and they remain important contributors to our earnings and cash flow. Solid volume growth for Fetzer and Korbel Champagne were offset by declines for Canadian Mist, Bolla, and Early Times. These large, off-premise-driven category leaders compete in extremely price competitive categories. We have tested different combinations of price support, advertising, and promotional spending behind these brands, and we are encouraged that in nearly all cases, their gross profit improved. However, we have more moderate growth expectations from most of these brands going forward.

Our super-premium developing brands, representing 5% of net sales in fiscal 2006, make up a portfolio that we believe has significant growth opportunities around the world. Overall volume for these brands was up nearly 20% in fiscal 2006, led by excellent double-digit growth for Sonoma- Cutrer and Bonterra wines, Tuaca liqueur, and Woodford Reserve bourbon. With the acquisition of Chambord Liqueur on May 31, 2006, our superpremium developing brand portfolio expanded further and gave us yet another potentially meaningful contributor to our earnings in the years ahead.

Our Distribution Network

We continued to strengthen the global distribution system for our brands this past year. We employ a variety of distribution models around the world, and our preference for a particular arrangement or partnership depends on several factors, including our assessment of a market's longterm competitive dynamics and our portfolio's stage of development in the market. In several markets around the world, we own and operate our own distribution network, while in many others, including the U.S., we use third parties to distribute our portfolio of brands. In addition to implementing many new distribution arrangements in Continental Europe, we modified our distribution arrangements in Eastern Europe and Japan to enhance our performance and add to our capabilities in those markets. We also assumed 100% ownership of our Australian distributor, Swift & Moore, in the latter part of fiscal 2006, a change we believe will contribute to the growth of our business in that important spirits and ready-to-drink market. This fiscal year, we will be reviewing distribution agreements in at least two key markets, the United Kingdom and Japan, as contracts in these markets are scheduled to expire in April 2007 and June 2007, respectively. Additionally, the U.S. distribution environment is going through many changes currently, and we are evaluating a variety of options that might lead to new arrangements or partnerships.

Our Earnings Outlook

We are optimistic about our earnings outlook for fiscal 2007 due in large part to the current momentum of our brands, the continued favorable global environment for premium spirits, and the many opportunities we believe we have to continue building our fine portfolio of brands around the world.

Fiscal 2006 earnings from continuing operations were $3.20 per diluted share. Adjusted for unusual items (an $0.11 benefit associated with terminating our distribution rights to the Glenmorangie family of brands, a net $0.15 benefit related to acquiring full ownership of our Australian distributor, and a $0.04 gain from selling winery property), our diluted earnings per share were $2.90 per share. We currently expect fiscal 2007 earnings from continuing operations to be $3.10 to $3.30 per diluted share, which represents growth of 7% to 14% compared to fiscal 2006 adjusted earnings from continuing operations. The low end of the range approximates our projection of the average operating income growth of our competitors while the high end of the range approximates our most recent full year organic growth. The expected full-year growth rate is more moderate compared to fiscal 2006, due in part to an anticipated increase in our effective income tax rate, small dilution attributable to the acquisition of Chambord, a greater number of outstanding shares, and higher cost of goods partially driven by our expectations of higher grape costs from a more moderate harvest.

RESULTS OF OPERATIONS

Our total company diluted earnings per share were $2.60 in fiscal 2006, which consisted of $3.20 per diluted share from continuing operations and a loss from discontinued operations. The following discussion of the company's results of continuing operations excludes the results related to Lenox, Inc., which were previously included in the Consumer Durables segment, and have been segregated from continuing operations and reflected as discontinued operations for all periods presented. See "Discontinued Operations" below.

CONTINUING OPERATIONS

Continuing operations consists primarily of our beverage business. Our beverage business includes strong brands representing a wide range of varietal wines, champagnes, and spirits such as whiskey, bourbon, vodka, tequila, rum, and liqueur. The largest market for our brands is the U.S., which generally prohibits wine and spirits manufacturers from selling their products directly to consumers. Instead, we sell our products to wholesale distributors, who then sell the products to retailers, who in turn sell to consumers. We use a similar tiered distribution model in many markets outside the U.S., but we distribute our own products in several markets, including Poland, the Czech Republic, Australia, Korea, Thailand, and China.

Distributors and retailers normally keep some of our products on hand as inventory, making it possible for retailers to sell more (or less) of our products to consumers than distributors buy from us during any given time period. Because we generally record revenues when we ship our products to distributors, our sales do not necessarily reflect actual consumer demand during any particular period. Ultimately, of course, consumer demand is critical in determining our financial results. Depletions, which are defined as nine-liter case shipments from distributors to retailers, are generally used in the beverage alcohol industry as the most representative approximation of consumer demand.

Fiscal 2006 Compared to Fiscal 2005

Net sales exceeded $2.4 billion in fiscal 2006, increasing $217 million, or 10%. The major factors driving this growth were:

                                             Growth
                                            vs. 2005
Trade inventory changes                         2%
Excise tax distribution changes                 2%
Foreign exchange                               (2%)
Australian distribution transition             (1%)
Underlying revenue growth:                      9%
   Volume                    6%
   Price/Mix                 3%
                                              -----
Reported net sales growth                      10%
                                              =====

We believe that disclosing the 9% underlying revenue growth for fiscal 2006 is important because it more accurately reflects the continuing operations base performance.

We work with our distributor partners around the world to enable them to maintain proper, but not excessive, inventories of our brands and to help them realize supply chain efficiencies so that excess wholesale inventory does not create business cost that must be covered by incremental margin. Ultimately, however, given the number of distributors and importers to whom we sell our brands, we do not have control over their buying patterns or the inventory held at either wholesale or retail levels. Therefore, we believe it is important to provide visibility to both the positive and negative effect that fluctuating trade inventory levels have on our reported results. We compute this effect using our historical and estimated depletion trends and, as shown in the table above, separately identify trade inventory changes in the variance analysis for our key metrics.

Fiscal 2006 was another exceptional year for Jack Daniel's Tennessee Whiskey, as volume increased for the fourteenth consecutive year, to over 8.5 million nine-liter cases. Robust consumer demand continued for this iconic and authentic American whiskey, and the brand added 665,000 nine-liter cases globally to its already large base, growing over 8% compared to the prior year. The brand was particularly strong in the U.S., with nearly 300,000 nine-liter cases being added in the brand's largest market. Internationally, Jack Daniel's posted volume gains in all regions of the world, with particular strength in China, South Africa, France, Germany, Romania, and Canada.

Performance for Southern Comfort was also strong, as global volumes expanded 5% for the second consecutive year. Notable gains for Southern Comfort were registered in the U.S., South Africa, and Germany. Worldwide depletions for Finlandia accelerated, growing 15% in fiscal 2006, led by volume growth in Poland, the brand's largest market, and double-digit increases in Israel, Russia, and China. The brand grew modestly in the very competitive U.S. market. All three of these premium global brands, Jack Daniel's, Southern Comfort, and Finlandia, achieved record sales and profit levels in fiscal 2006.

Overall volume performance was mixed for our mid-priced regional brands. Depletions grew in the mid-single digits for Korbel and in the upper-single digits for Fetzer, the latter brand reversing three years of declines. Canadian Mist, Bolla, and Early Times all posted volume declines for the year. Overall volumes for our super-premium developing brands were up nearly 20%, led by double-digit growth for Sonoma- Cutrer, Bonterra, Tuaca, and Woodford Reserve. Ready-to-drink volumes continued their strong performance, expanding 9% for the year, fueled primarily by excellent double-digit gains in Australia.

The following table highlights worldwide depletion results for our major brands during fiscal 2006:

                        Nine-Liter       % Change
                       Cases (000s)      vs. 2005
                       ------------     -----------

 Jack Daniel's            8,550              8%
 Total RTDs(1)            3,095              9%
 Fetzer                   2,410              9%
 Southern Comfort         2,400              5%
 Finlandia                2,120             15%
 Canadian Mist            2,035             (4%)
 Bolla                    1,220             (5%)
 Korbel Champagnes        1,215              4%

 (1) RTD (ready-to-drink) volumes include Jack Daniel's, Southern Comfort, and Finlandia RTD products.


Gross profit is a key performance measure for us. The same factors described above that boosted revenue growth also fueled the 13% (or $151 million) increase in gross profit, which surpassed $1.3 billion. The table below summarizes the major factors driving the gross profit growth for the year.

                                             Growth
                                            vs. 2005
Trade inventory changes                         2%
Foreign exchange                               (1%)
Australian distribution transition             (1%)
Underlying gross profit growth:                13%
   Volume                    7%
   Margin/Mix                6%
                                              -----
Reported gross profit growth                   13%
                                              =====

Underlying gross profit growth, which was equal to the 13% reported growth in gross profit, was fueled by margin improvement and solid consumer demand for Jack Daniel's (and its family of brands), Southern Comfort, and Finlandia. Higher volumes and lower costs for Fetzer, and volume growth for our super-premium developing brands, including Sonoma-Cutrer, Woodford Reserve, and Tuaca, also contributed to the underlying growth in gross profit for the year.

Gross margin improved for the third consecutive year, from 52.5% in fiscal 2005 to 54.0% in fiscal 2006. The major factors driving this improvement were price increases on several brands in various markets, a favorable shift of business to more profitable regions and brands, and significantly lower costs for wines.

      Fiscal          Gross
       Year          Margin
      ------         ------
       1998           50.3%
       1999           51.0%
       2000           52.4%
       2001           53.6%
       2002           52.1%
       2003           50.0%
       2004           51.3%
       2005           52.5%
       2006           54.0%


Advertising expenses were up 10% as we continued our long track record of reinvesting sufficient dollars to build our brands. Although healthy increases behind our premium global brands, Jack Daniel's, Southern Comfort, and Finlandia, accounted for most of the increase in advertising investments in fiscal 2006, we also increased investments behind our super-premium developing brands, including Woodford Reserve and Tuaca. Partially offsetting these increases in spending was the benefit of a stronger U.S. dollar on spending outside the U.S. We also stopped advertising two low-carb wines, One.6 Chardonnay and One.9 Merlot, in fiscal 2006 and ceased advertising Glenmorangie products after our distribution and marketing rights terminated earlier this year. On a constant exchange basis, our advertising costs were up 12% following an 8% increase in fiscal 2005 (on a constant exchange basis, or 11% increase on a reported basis).

Selling, general, and administrative expenses were up 12%, influenced by the following factors:
                                              Growth
                                             vs. 2005
Distribution strategy changes                    4%
Higher postretirement costs                      2%
All other                                        6%
                                               -----
Total                                           12%
                                               =====

The "All other" category above includes items such as inflation on salary and related expenses and third-party advisory fees associated with the evaluation of a possible purchase of Allied Domecq. The overall increase in spending relates in part to changes in our distribution networks around the world that we believe will improve our direct influence over in-market brand-building activities in key markets in Continental Europe, Australia, and Japan. Although these new arrangements provide incremental gross profit through new margin terms, in many cases not enough to offset immediately the initial incremental SG&A investment. However, these incremental investments are consistent with our belief, based on experience in other markets, that exerting more direct influence over our brands will yield long-term returns well in excess of the cost.

Other income improved $45 million in fiscal 2006, due primarily to three items. First, we received approximately $14 million from LVMH Moet Hennessy Louis Vuitton for the early termination of our distribution and marketing rights for the Glenmorangie family of brands. Second, we recorded a gain of approximately $25 million relating to changes in our Australian distribution operation, Swift & Moore (formerly a joint venture between Allied Domecq and Brown-Forman). Following Pernod Ricard's acquisition of Allied, Pernod consolidated the distribution of their newly acquired brands into their Australian distribution infrastructure, which resulted in a payment to us of a contractual exit fee. Third, we recorded a $5 million gain on the sale of unused Jekel winery assets in Monterey, California. Although the Jekel brand remains an important part of our portfolio, we had previously moved production of these fine wines to other California facilities.

Operating income for continuing operations for fiscal 2006 improved 26%, or $117 million. Positive factors driving operating income growth were strong performances from our premium global brands, the payment received for the early termination of marketing and distribution rights for the Glenmorangie family of brands, the net gain related to the restructuring of the ownership of our Australian distributor, the gain on the sale of winery property, and profits associated with higher global trade inventories. These positive factors were partially offset by the negative effect of a stronger U.S. dollar. The following chart summarizes the major factors driving our 26% growth in operating income and identifies our underlying operating income growth for fiscal 2006 of 16%, which we believe more accurately reflects the base performance of the business.

                                             Growth
                                            vs. 2005
Glenmorangie consideration                      3%
Australian distribution transition              4%
Gain on sale of winery assets                   1%
Trade inventory changes                         5%
Foreign exchange                               (3%)
Underlying operating income growth             16%
                                              -----
Reported operating income growth               26%
                                              =====

Interest expense (net) declined $10 million compared to fiscal 2005, primarily reflecting favorable interest rates and significantly higher average cash balances due in part to the September 1, 2005 sale of Lenox, Inc. Lower average debt balances, reflecting the repayment of approximately $280 million of short-term and medium notes, also reduced interest expense.

Effective tax rate reported for continuing operations in fiscal 2006 was 29.3% compared to 32.6% reported in fiscal 2005. The decline in the rate primarily reflects the tax benefit achieved by offsetting various capital gains against the capital loss resulting from the sale of Lenox, Inc. Excluding these benefits and the effect of a small asset impairment charge taken in fiscal 2005 (associated with a minority interest in a small Mexican tequila company), the effective tax rate in fiscal 2006 was 31.8% compared to 32.4% in fiscal 2005. The lower rate also reflects an increase in the mix of business in lower-taxed jurisdictions, the changes in tax rates in various countries, and the net effect of the phase-out of the extraterritorial income exclusion and phase-in of the new deduction for domestic production activity as provided by the American Jobs Creation Act of 2004.

Diluted earnings per share for continuing operations reached a record $3.20, up 15% over fiscal 2005. Adjusting results for unusual items or timing-related items (including the same factors discussed above related to operating income) plus the absence of a gain recorded in fiscal 2005 related to the sale of our shares in Glenmorangie plc, diluted earnings per share also increased 15%.

                                                            Growth
                                                           vs. 2005
Reported diluted EPS growth from continuing operations        15%
Adjustments:
   Glenmorangie sale/consideration                            11%
   Trade inventory changes                                    (5%)
   Australian distributor transition                          (5%)
   Gain on sale of winery assets                              (1%)
   All other(1)                                                0%
                                                             -----
Adjusted diluted EPS growth from continuing operations        15%
                                                             =====
(1) Includes lower net interest expense, foreign exchange effects, and tax rate changes.

The 15% adjusted growth in diluted earnings for the year, which management believes more accurately reflects the underlying operations of the company, was driven by continued volume growth and margin improvement from our premium brands (fueled in part by the accompanying significant increase in brand-building investments), particularly our leading brand, Jack Daniel's Tennessee Whiskey.
Solid volume and profit growth were also registered by Southern Comfort, Finlandia, Jack Daniel's ready-to- drink products, and Fetzer California Wines. Our super-premium developing brands such as Sonoma-Cutrer and Woodford Reserve, recorded impressive double-digit growth in volume and profits, contributing to the underlying growth in earnings for the year. These gains were partially offset by a stronger U.S. dollar and higher selling, general, and administrative expenses.

In summary, fiscal 2006 was the third consecutive year of double-digit growth in reported earnings from continuing operations. All other key performance measures also registered double-digit gains. Our growth rates have accelerated significantly over the past three years compared to historical performance.

BASIC AND DILUTED EARNINGS PER SHARE. In Note 16 to our consolidated financial statements, we describe our 2004 Omnibus Compensation Plan and how we issue stock options under it. In Note 1, under "Stock-Based Compensation" we describe how the plan is designed to avoid diluting earnings per share.

                     Continuing Operations Long-Term Trends

                            Gross                             Operating
                            Profit    Advertising    SG&A      Income       EPS
Compound Annual Growth Rate:
35 years since 1971          8.7%         9.8%       8.5%        8.5%      12.0%
25 years since 1981          6.5%         6.7%       7.8%        5.9%      10.0%
15 years since 1991          7.3%         7.8%       7.4%        7.4%      10.2%
10 years since 1996          7.9%         8.3%       8.0%        8.6%      11.6%
 5 years since 2001          8.9%         8.4%       8.0%       12.1%      16.8%
 3 years since 2003         13.3%        11.9%      11.9%       18.5%      25.0%


Fiscal 2005 Compared to Fiscal 2004

Net sales  improved  10%,  or $207  million,  fueled by record  sales and profit levels for Jack Daniel's, Southern Comfort, and Finlandia (reflecting higher volumes, positive foreign exchange trends, and selected price increases). Jack Daniel's registered growth for the thirteenth consecutive year, as demand accelerated globally, growing 9% or 680,000 cases, to 7.9 million cases, the highest absolute annual volume increase in the brand's long history. Results for Southern Comfort also picked up pace as the brand grew 5% for the year, its fastest growth rate in 15 years. Worldwide depletions for Finlandia expanded 7%, driven by a new package rollout and the introduction of a new flavor, Mango. Higher volumes from our super-premium developing brands, including Woodford Reserve, Sonoma-Cutrer, and Tuaca, and our ready-to-drink performance (particularly in Australia) also contributed to the growth in sales for the year. Partially offsetting these gains were lower volumes for most of our midpriced regional brands.

Gross profit grew 13%, or $135 million. This growth resulted from the same factors that generated revenue growth. Gross margin increased from 51.3% in fiscal 2004 to 52.5% in fiscal 2005. The major factors driving this improvement were the weaker U.S. dollar, price increases on selected brands, and a shift in mix toward higher-margin brands.

Advertising expenses increased 11% as we increased brand-building activities behind Jack Daniel's, Southern Comfort, Finlandia, and several of our super-premium developing brands, including Woodford Reserve, Tuaca, Amarula, Don Eduardo, and Sonoma-Cutrer. Advertising investments made in support of the introduction of low carbohydrate wines, One.6 Chardonnay and One.9 Merlot, and the negative impact of the weaker U.S. dollar on spending outside the U.S. also contributed to the increase in advertising expense.

Selling, general, and administrative expenses increased 12%, influenced by incremental compensation expense related to the strong performance for the year, higher pension and postretirement expenses, and spending associated with compliance with Sarbanes-Oxley legislation and enhanced NYSE listing standards. In addition, expenses incurred to develop a global distribution strategy, third-party advisory fees related to the exploration of strategic alternatives for the Lenox business, and the negative impact of the weaker U.S. dollar drove the growth in spending. Excluding these factors, SG&A grew 4%.

Other income improved $6 million in fiscal 2005 due to the absence of $10 million in legal settlement expenses incurred in fiscal 2004 relating to a lawsuit with Diageo Great Britain Limited, which had involved the distribution of Jack Daniel's in the United Kingdom. Partially offsetting this item was a $3 million asset impairment charge recorded in fiscal 2005 associated with a minority interest in a small Mexican tequila company.

Operating income reached a record $446 million in fiscal 2005, growing $65 million, or 17%, reflecting healthy underlying growth for our premium global brands (fueled in part by the accompanying double-digit increase in brand-building investments), the benefits of a weaker U.S. dollar, and the absence of litigation settlement expenses incurred in fiscal 2004. These positive factors were tempered by lower profits from our mid-priced regional wine and spirits brands and higher selling, general, and administrative expenses.

Diluted earnings per share increased 40% to $2.77 per share in fiscal 2005, the largest percentage increase in earnings per share in 14 years. This increase resulted from healthy underlying growth for our premium global brands, the benefits of a weaker U.S. dollar, a gain on the sale of our investment in Glenmorangie plc, and the absence of legal settlement expenses incurred in fiscal 2004. Tempering earnings growth was a strategic decision to reduce trade inventories for several of our brands. To reflect more accurately the underlying operations of the company, management believes the following analysis of reported earnings per share growth is important, indicating the base business grew 10% in fiscal 2005.
                                                            Growth
                                                           vs. 2004
Reported diluted EPS growth from continuing operations        40%
Adjustments:
   Glenmorangie gain                                         (19%)
   Foreign exchange benefits                                 (10%)
   Trade inventory adjustment                                  4%
   Absence of fiscal 2004 settlement expenses                 (3%)
   All other, net(1)                                          (2%)
                                                             -----
Adjusted diluted EPS growth from continuing operations        10%
                                                             =====
(1) Includes lower net interest expense, tax rate changes, and an impairment charge associated with a minority interest in a small Mexican tequila company.

OTHER KEY PERFORMANCE MEASURES

Our primary goal is to increase the value of our shareholders' investment. Long-term growth in the market value of our stock is a good indication of our success in delivering attractive returns to shareholders.

TOTAL SHAREHOLDER RETURN. A $100 investment in our Class B stock five years ago would have grown to nearly $270 by the end of fiscal 2006, assuming reinvestment of all dividends and ignoring personal taxes and transaction costs. This represents an annualized return of 22% over the five-year period, compared to a modest 3% annualized increase for the S&P 500. A more recent investment in Brown-Forman even further outperformed the market, with our Class B stock yielding a return of 36% over the one-year period ended April 30, 2006, compared to a 15% return for the S&P 500.

               Compound Annual Growth in Total Shareholder Return
          (as of April 30, 2006, and including dividend reinvestment)

                                   1 Year       5 Years       10 Years

Brown-Forman Class B shares          36%          22%            16%
S&P 500 index                        15%           3%             9%


RETURN ON AVERAGE INVESTED CAPITAL. Following the sale of the Lenox business earlier this fiscal year, our overall return on average invested capital increased significantly. On a comparative basis, our return on average invested capital excluding cash for continuing operations improved over 2 percentage points in fiscal 2006 to 27.5%, reflecting double-digit underlying organic growth in the business, the benefit of a gain received on the sale of wine assets, the exit fee received from Pernod Ricard in our Australian distribution operations, and consideration received from LVMH for the termination of our distribution rights to market the Glenmorangie family of brands. These factors, coupled with prudent management of invested capital, contributed to the increase in the return on invested capital. Our return on invested capital including cash declined in fiscal 2006 to 21.7% as significantly higher levels of cash (largely reflecting proceeds received from the sale of Lenox) provided returns in the low single digits. Our return on invested capital including cash has improved significantly since fiscal 2004, up 3.6 percentage points, outpacing our competitors' returns. We believe our return on invested capital (whether including or excluding cash) will continue to improve over the long-term, given our positive outlook for earnings growth and careful management of our investment base. However, we expect a decline in returns next fiscal year due to our acquisition of Chambord Liqueur on May 31, 2006, which is expected to be dilutive initially but is projected to enhance our returns over the long-term, as we believe the brand has considerable growth potential.

                       Return on Average Invested Capital

                       2004           2005           2006
                       ----           ----           ----

Including cash         18.1%          22.8%          21.7%
Excluding cash         19.2%          25.2%          27.5%


BUSINESS ENVIRONMENT FOR WINE AND SPIRITS

GENERALLY. The business climate for wine and spirits is good, especially in our biggest market, the U.S. Consumption of wine and spirits has grown, reflecting in part favorable demographic trends. Wine and spirits have taken some market share from beer, especially in the U.S. Although unfavorable margin trends have reduced the profitability of the wine business despite a rebound in fiscal 2006, the spirits business continues to be very healthy, especially for premium brands. International expansion represents an important opportunity for us, especially given the success in international markets for Jack Daniel's and, to a lesser extent, of Southern Comfort and Finlandia Vodka.

GOVERNMENT POLICIES, PUBLIC ATTITUDES. Against this background of good business trends, we remain conscious that our ability to market and sell our beverage alcohol products depends heavily on society's attitudes towards drinking and government policies that flow from those attitudes. This is true in the U.S., our largest market, and around the world. In particular, a number of organizations vocally criticize abusive drinking and blame alcohol manufacturers for problems associated with alcohol misuse. Specifically, critics say alcohol companies market their products to encourage underage drinking.

We are extremely careful to market our beverage products only to adults. We were one of the first companies to adopt a comprehensive marketing code governing the sale of our wine and spirits brands, which emphasizes the importance of content (no appeal to the underaged) and placement (no ads in youth-oriented media). We adhere to marketing codes of the Distilled Spirits Council of the U.S. and the Wine Institute. We also contribute significant resources to The Century Council, an organization that we and other spirits producers created to combat drunk driving and underage drinking.

Illegal alcohol consumption by underaged drinkers and abusive drinking by a minority of adult drinkers give rise to public issues of great significance. Alcohol critics seek governmental measures to make beverage alcohol more expensive, less available, and more difficult to advertise and promote. We disagree that this is a good strategy to deal with the minority of individuals who abuse alcohol. In our view, society is more likely to curb alcohol abuse through better education about beverage alcohol and by setting a good example through moderate drinking than by restricting alcohol advertising and sales or imposing punitive taxation.

Legal or regulatory measures against beverage alcohol (including its advertising and promotion) could hurt our sales. Especially in the U.S., distilled spirits are at a marked disadvantage to beer and wine in taxation, access to network television advertising, and the number and type of sales outlets. Achieving greater cultural acceptance of our products and parity with beer and wine in access to consumers are major goals that we share with other distillers.

POLICY OBJECTIVES. Broadly speaking, we seek two things: normalization of our beverage alcohol products, so they are regarded as no different than other consumer products; and parity for spirits with beer and wine, which generally enjoy more favorable governmental rules for distribution and rates of tax. Therefore, in the U.S., we seek greater access to electronic media, especially network television, which allows beer and wine advertising but not spirits advertising. We seek Sunday sales in those states that still ban them, for the convenience of our customers. We encourage rules that liberalize international trade, so that we can expand our international business. We oppose tax increases, which make our products more expensive for our consumers, and seek to diminish the tax advantage enjoyed by beer.

TAXES. Like all goods, beverage alcohol sales are sensitive to higher tax rates. No legislation to increase U.S. federal excise taxes on distilled spirits is currently pending, but future tax increases are always possible, as are tax increases levied on the broader business community. From time to time, state legislatures increase beverage alcohol taxes. The cumulative effect of such tax increases over time hurts sales. Because combined federal and state taxes already account for more than 50% of the price of a typical bottle of bourbon, we work for reasonable excise tax reductions. Increased tax rates and advertising restrictions also affect beverage alcohol markets outside the U.S. To date, those changes have not been significant to our overall business, but that could change.

THE LITIGATION CLIMATE. A law firm has filed nine state class action lawsuits against spirits, beer, and wine manufacturers, including us, alleging that our marketing causes illegal consumption of alcohol by those under the legal drinking age. We dispute these allegations and will defend these cases vigorously. To date, the first five courts to consider those lawsuits have dismissed them. But adverse developments in these or similar lawsuits could hurt our beverage business, and the overall industry.

DISTRIBUTION STRATEGY. We use a number of different business models to market and distribute our products overseas. But we rely largely on other spirits producers to distribute and market our products outside the U.S. Although consolidation among spirits producers could hinder the distribution of our wine and spirits products in the future, to date this has rarely happened. Other spirits companies typically seek to distribute our premium spirits and wine brands, and we expect that demand to continue.

EXCHANGE RATES. The strength of foreign currencies relative to the U.S. dollar affects revenues and costs in our international beverage business. This year, our earnings were hurt by a stronger U.S. dollar, particularly in the U.K., Australia, and Continental Europe. We have hedged some of our exposure to foreign exchange fluctuations in 2007 by entering into foreign currency forwards and option contracts. If the U.S. dollar appreciates significantly, the effect on our business would be negative for any unhedged portion.

DISCONTINUED OPERATIONS

                        Summary of Operating Performance
                (Dollars in millions, except per share amounts)

                                                  2004        2005         2006
                                                  ----        ----         ----

Net sales                                         $557        $502         $134
Operating expenses                                (537)       (493)        (146)
Impairment charge                                   --         (37)         (60)
Transaction costs                                   --          --          (10)
                                                  ----        ----         ----
   Income (loss) before income taxes                20         (28)         (82)
Income tax (expense) benefit                        (8)         (4)           7
                                                  ----        ----         ----
   Net income (loss) from discontinued
    operations                                    $ 12        $(32)        $(75)
                                                  ====        ====         ====
Earnings (loss) per share:
   Basic                                          0.10       (0.26)       (0.61)
   Diluted                                        0.10       (0.26)       (0.61)

In July 2005, we entered into a definitive agreement to sell our wholly-owned subsidiary Lenox, Inc. for $190 million in cash. The agreement followed the February 2005 announcement that we were exploring strategic alternatives for Lenox, including a possible sale. On September 1, 2005, we consummated the sale of substantially all of Lenox to Department 56, Inc. ("Department 56") for $196 million. This total was $6 million higher than previously announced due to a working capital adjustment provision included in the sale agreement.

After the sale to Department 56, we retained ownership of the Lenox headquarters building and property in Lawrenceville, New Jersey, and Brooks & Bentley, a former Lenox subsidiary, located in the United Kingdom. In February 2006, we sold the former Lenox headquarters building and property for $9 million, resulting in a gain of $3 million. We still intend to sell or liquidate Brooks & Bentley, the assets and liabilities of which are classified as held for sale in the accompanying consolidated balance sheets.

In connection with the sale, we recognized a non-cash impairment charge of $60 million, representing the excess of the carrying value of the net assets being sold over the sales proceeds. This is in addition to the $37 million non-cash impairment charge taken in fiscal 2005. We have also recorded transaction costs of $10 million, including investment banking fees, transaction success payments, and legal, tax, and actuarial expenses.

For fiscal 2006, we reported a net loss from discontinued operations of $75 million, or $0.61 per diluted share, versus a net loss of $32 million for the same prior-year period. The loss recorded during fiscal 2006 includes a non-cash impairment charge and fees related to the sale of approximately $0.54 per share.

LIQUIDITY AND CAPITAL RESOURCES

Our ability to generate cash from operations consistently is one of our most significant financial strengths. Our strong cash flows enable us to pay dividends, pursue brand-building programs, and make strategic acquisitions that we believe will enhance shareholder value. Investment grade ratings of A2 from Moody's and A from Standard & Poor's provide us with financial flexibility when accessing global credit markets. Cash flows from operations are more than adequate to meet our expected operating and capital requirements. In fiscal 2006, we generated sufficient cash to enable us to fund our capital investments, repay approximately $280 million in bonds and medium-term notes, and to distribute to our shareholders $128 million in dividends while also increasing cash and cash equivalents.

Cash Flow Summary
(Dollars in millions)                      2004        2005        2006
                                          ------      ------      ------
Operating activities:
   Continuing operations                  $ 279       $ 354       $ 363
   Discontinued operations                   25          42         (19)
                                          ------      ------      ------
                                            304         396         344
Investing activities:
   Sale of discontinued operations           --          --         205
   Sale of investment in affiliate           --          93          --
   Net investment in short-term
    securities                               --          --        (160)
   Additions to property, plant,
    and equipment                           (39)        (45)        (52)
   Acquisition of minority interest          --         (64)         --
   Other                                    (24)         --           3
                                          ------      ------      ------
                                            (63)        (16)         (4)
Financing activities:
   Dividends                                (97)       (111)       (128)
   Net repayment of debt                   (155)        (50)        (55)
   Other                                      7           8          23
                                          ------      ------      ------
                                           (245)       (153)       (160)
                                          ------      ------      ------
Change in cash and cash equivalents       $  (4)      $ 227       $ 180
                                          ======      ======      ======

Cash provided by operations was $344 million in fiscal 2006 compared to $396 million in fiscal 2005. This decrease was driven largely by a $61 million reduction in cash provided by discontinued operations following the sale of Lenox, Inc. earlier in the fiscal year. We generated $363 million in cash flow from the operating activities of continuing operations in fiscal 2006, a 3% increase compared with $354 million in the prior year. Higher earnings, partially offset by a decrease in deferred taxes (due in part to taxes paid on the approximate $280 million of offshore earnings repatriated under The American Jobs Creation Act) and an increase in working capital requirements drove this year over year increase. An increase in receivables and inventory reflecting the growth of the business, and the addition of 100% ownership of our Australian distribution operations boosted working capital.

Cash used for investments in fiscal 2006 was $4 million, a decrease of $12 million compared to fiscal 2005. The $205 million in proceeds received on the sale of discontinued operations was offset by capital spending and higher interest-yielding short-term investments.

Cash used for financing increased by $7 million as higher net debt repayments and an increase in dividend payments were only partially offset by higher proceeds from stock option exercises.

                          Fiscal 2006 Cash Utilization

Sources of Cash:
   Operating activities                      33%
   Sale of short-term investments            22%
   Short-term borrowings                     22%
   Sale of discontinued operations           20%
   Stock option exercises                     3%

Uses of Cash:
   Purchase of short-term investments        45%
   Repayment of long-term debt               33%
   Dividends                                 15%
   Capital spending                           7%


In comparing fiscal 2005 with fiscal 2004, cash provided by operations increased $92 million, reflecting higher earnings and reductions in working capital. Cash used for investments dropped sharply in fiscal 2005, a decrease of $47 million, as proceeds received on the sale of our shares in Glenmorangie plc nearly provided for the capital investments for the year and the 2005 acquisition of the remaining 20% equity stake in Finlandia.

Investments in property, plant, and equipment were $39 million in fiscal 2004, $45 million in fiscal 2005, and $52 million in fiscal 2006. Expenditures over the three-year period included investments to maintain, expand, and improve efficiencies of our production operations and to provide capital resources to build our brands.

We expect capital expenditures for fiscal 2007 to be $65 to $75 million, significantly higher than our spending over the past three fiscal years. This increase reflects investments to further expand capacity of our production and distribution facilities to meet the continued growing demand for Jack Daniel's. In addition, we are ramping up our investments in technology to enhance our understanding of our consumers. We will also continue to prioritize and fund investments that improve the efficiency of our production operations, enhance the quality of each our brands, and build our brands. We expect to fund fiscal 2007 capital expenditures with cash provided by operations.

In March 2003, we repurchased 7.9 million shares of our common stock for $561 million, including transaction costs, through a "Dutch auction" tender offer. We financed the repurchase by issuing $600 million in debt; of this amount, $250 million was repaid in March 2006, and the remaining $350 million is due in March 2008. We expect to meet the 2008 obligation through cash from operations.

We have access to short-term capital markets through the issuance of commercial paper, backed by a bank credit agreement for $400 million that expires in fiscal 2010. The credit agreement provides us with an immediate and continuing source of liquidity. At April 30, 2006, we had no outstanding borrowings under this agreement.

We maintain an SEC shelf registration that gives us prompt access to longer-term financing. At April 30, 2006, we had $220 million available on our shelf registration.

LONG-TERM OBLIGATIONS

We have long-term obligations related to contracts, leases, and borrowing arrangements that we enter into in the normal course of business (see Notes 5 and 7 to the accompanying consolidated financial statements). The following table summarizes the amounts of those obligations as of April 30, 2006, and the years when those obligations must be paid:

Long-Term Obligations                                      2008-     After
(Dollars in millions)                    Total     2007     2011      2011
                                         -----     ----     ----      ----
Long-term debt                           $ 352     $ --      $350     $  2
Interest on long-term debt                  22       11        10        1
Grape purchase obligations                 131       33        67       31
Operating leases                            46       14        21       11
Postretirement benefit obligations(1)        6        6       n/a      n/a
                                         -----     ----      ----     ----
Total                                    $ 557     $ 64      $448     $ 45
                                         =====     ====      ====     ====

 (1) As of April 30, 2006, we have unfunded pension and other postretirement benefit obligations of $99 million. Because the specific periods in which those obligations will be funded are not determinable, no amounts related to those obligations are reflected in the above table other than the $6 million of expected contribution in fiscal 2007. Historically, we have generally funded these obligations with the minimum annual contribution required by ERISA, but we may elect to contribute more than the minimum amount in future years.

We expect to meet these obligations with internally generated funds.

MARKET RISKS

Our foreign currency hedging contracts are subject to changes in exchange rates, our commodity futures and option contracts are subject to changes in commodity prices, and our debt obligations are subject to changes in interest rates. We discuss these instruments' sensitivity to market fluctuations below. See Note 5 to our consolidated financial statements for information regarding our grape purchase obligations, which are also exposed to commodity price risk, and "Critical Accounting Estimates" (page 49) for a discussion of the exposure of our pension and other postretirement plans to interest rate risks.

Inflationary, deflationary, and recessionary conditions affecting these market risks also affect the demand for and pricing of our products. See "Important Information Regarding Forward-Looking Statements" (page 70) for details.

FOREIGN EXCHANGE. As a result of continued growth in international sales, our annual foreign currency revenues now exceed our foreign currency expenses by approximately $360 million. To the extent that this foreign currency exposure is not hedged, our results of operations and financial position are positively affected when the U.S. dollar weakens against foreign currencies and negatively affected when the dollar strengthens against them.

However, we routinely use foreign currency forward and option contracts to hedge our foreign exchange risk. Provided the contracts remain effective in hedging the foreign exchange risk, we do not recognize any unrealized gains or losses on the contracts in earnings until the underlying hedged transactions are recognized in earnings. At April 30, 2006, our foreign currency hedges had a total notional value of $205 million and a net unrealized loss of $1 million. Assuming the contracts remain effective hedges, we estimate that if the value of the U.S. dollar averaged 10% higher in fiscal 2007 than the fiscal 2006 effective rates for the currencies in which we do business, our fiscal 2007 operating income would decrease by $18 million. Conversely, a 10% average decline in the value of the dollar would increase operating income by $24 million.

COMMODITY PRICES. We are subject to commodity price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. We use futures contracts and options to reduce the volatility of pricing for certain commodities, primarily corn. At April 30, 2006, we had outstanding hedge positions on approximately 4 million bushels of corn with a negligible net unrealized gain. We estimate that a 10% change in commodity prices would result in negligible incremental gain or loss on these contracts.

INTEREST RATES. Our short-term investments and short-term borrowings are exposed to the risk of changes in interest rates. Based on April 30, 2006 balances of variable-rate debt and investments, a 1% increase in interest rates would decrease our net interest expense, which includes interest income on cash and short-term investments, by $4 million.

CRITICAL ACCOUNTING ESTIMATES

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

The assets, obligations, and assumptions used to measure pension and retiree medical expenses are determined as of January 31 of the preceding year ("measurement date"). Because obligations are measured on a discounted basis, the discount rate is a significant assumption. It is based on interest rates for high-quality, long-term corporate debt at each measurement date. The expected return on pension plan assets is based on our historical experience and our expectations for long-term rates of return. The other assumptions also reflect our historical experience and management's best judgment regarding future expectations. We review our assumptions on each annual measurement date. For fiscal 2006, we have increased the discount rate from 5.80% to 5.95%. Pension and postretirement benefit expense for fiscal 2007 is estimated to be approximately $22 million, compared to $16 million for fiscal 2006.

INCOME TAXES. Our annual tax rate is based on our income and the statutory tax rates in the various jurisdictions in which we operate. In fiscal 2006, our annual income tax rate for continuing operations was 29.3%, compared to 32.6% in fiscal 2005. The tax rate in fiscal 2006 decreased 3.3 percentage points, primarily as a result of the tax benefit achieved by offsetting various capital gains from continuing operations (see Note 18 to our consolidated financial statements) against the capital loss resulting from the sale of Lenox. The total Lenox capital loss exceeds the amount of capital gains offset during fiscal 2006 by $53 million. Currently, we are unaware of any particular transactions that will permit the use of this capital loss carryforward, so we have not recorded any tax benefit relating to it. The rate also decreased as a result of the net effect of the phase-out of the extraterritorial income exclusion and the phase-in of the new deduction for domestic production activities, as provided by The American Jobs Creation Act of 2004 (the "Act").

Additionally, the Act, which was enacted in October 2004, provided a special one-time opportunity to deduct from taxable income 85% of certain qualifying foreign dividends repatriated in the U.S. from controlled foreign corporations, subject to various limitations and restrictions, including qualified U.S. reinvestment of such earnings. In this regard, as approved in March by our Board of Directors, we repatriated $277 million of foreign earnings that qualified as dividends under the Act. This one-time 85% dividends-received deduction allowed us to repatriate earnings in excess of those for which the deferred tax liability for undistributed foreign earnings had been established. The deferred tax liability covered all of the associated tax expense attributable to the repatriation. Other than these repatriated earnings, we intend to continue to reinvest earnings outside the U.S. indefinitely and so have not recognized any U.S. tax expense on these earnings. At April 30, 2006, we had approximately $150 million of undistributed international earnings.

Significant judgment is required in evaluating our tax positions. We establish reserves when we believe that certain positions are likely to be challenged and may not succeed, despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit. We believe current reserves are appropriate for all known contingencies, but this situation could change.

Several years can elapse before a particular matter for which we have established a reserve is resolved. Although predicting the final outcome or the timing of resolution of any particular tax matter can be difficult, we believe that our reserves reflect the likely outcome of known tax contingencies. Unfavorable settlement of any particular issue could require use of our cash. Favorable resolution would be recognized as a reduction to our effective tax rate at the time of resolution.

CONTINGENCIES. We operate in a litigious environment, and we get sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of a loss, and adjust the accrual as appropriate to reflect changes in facts and circumstances.

A law firm has sued Brown-Forman and many other manufacturers and marketers of spirits, wines, and beer in a series of nine very similar class action lawsuits seeking damages and injunctive relief from alleged marketing of beverage alcohol to underage consumers. The suits allege that the defendants engage in deceptive and negligent marketing practices targeting underage consumers. They seek to recover on behalf of parents those funds that their children spent on the illegal purchase of alcohol as well as disgorgement of all profits from the alleged illegal sales. Brown-Forman is vigorously defending these cases. Five of the suits have been dismissed by trial court and are being appealed. Two cases remain pending on motions to dismiss. Another one was voluntarily dismissed, and service has not been issued in another. As we cannot yet predict the outcome of these claims, no amounts have been accrued. However an unfavorable result in these or similar class action lawsuits could have a material adverse impact on our business.

                                  Brown-Forman
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Expressed in millions, except per share amounts)
--------------------------------------------------------------------------------
Year Ended April 30,                            2004         2005         2006
--------------------------------------------------------------------------------
Net sales                                      $2,020       $2,227       $2,444
Excise taxes                                      364          417          468
Cost of sales                                     621          640          655
                                               --------------------------------

   Gross profit                                 1,035        1,170        1,321


Advertising expenses                              267          296          325
Selling, general, and administrative expenses     383          430          480
Other expense (income), net                         4           (2)         (47)
                                               --------------------------------
   Operating income                               381          446          563


Gain on sale of investment in affiliate            --           72           --
Interest income                                     2            7           14
Interest expense                                   22           20           18
                                               --------------------------------
   Income from continuing operations
    before income taxes                           361          505          559

Income taxes                                      119          165          164
                                               --------------------------------
   Income from continuing operations              242          340          395

Income (loss) from discontinued operations,
 net of income taxes                               12          (32)         (75)
                                               --------------------------------
   Net income                                  $  254       $  308       $  320
                                               ================================

Basic earnings (loss) per share:
   Continuing operations                       $1.990       $2.791       $3.236
   Discontinued operations                      0.102       (0.259)      (0.612)
                                               --------------------------------
      Total                                    $2.092       $2.532       $2.624
                                               ================================

Diluted earnings (loss) per share:
   Continuing operations                       $1.980       $2.774       $3.202
   Discontinued operations                      0.102       (0.257)      (0.606)
                                               --------------------------------
      Total                                    $2.082       $2.517       $2.596
                                               ================================


The accompanying notes are an integral part of the consolidated financial statements.

                                  Brown-Forman
                           CONSOLIDATED BALANCE SHEETS
          (Expressed in millions, except share and per share amounts)
--------------------------------------------------------------------------------
April 30,                                                    2005          2006
--------------------------------------------------------------------------------
Assets
------
Cash and cash equivalents                                   $ 295         $ 475
Short-term investments                                         --           160
Accounts receivable, less allowance for doubtful
   accounts of $6 in both 2005 and 2006                       296           328
Inventories:
   Barreled whiskey                                           249           274
   Finished goods                                             102           100
   Work in process                                             81           107
   Raw materials and supplies                                  38            42
                                                           ---------------------
      Total inventories                                       470           523
Current portion of deferred income taxes                       70            81
Current assets held for sale                                  157             9
Other current assets                                           27            34
                                                           ---------------------
Total Current Assets                                        1,315         1,610

Property, plant, and equipment, net                           418           429
Prepaid pension cost                                          130           146
Trademarks and brand names                                    334           325
Goodwill                                                      193           195
Noncurrent assets held for sale                               218             1
Other assets                                                   41            22
                                                           ---------------------
Total Assets                                               $2,649        $2,728
                                                           =====================

Liabilities
-----------
Accounts payable and accrued expenses                       $ 264        $  293
Accrued income taxes                                           42            48
Short-term borrowings                                          --           225
Current portion of long-term debt                             279            --
Current liabilities held for sale                              53             3
                                                           ---------------------
Total Current Liabilities                                     638           569

Long-term debt, less unamortized
 discount of $1 in both 2005 and 2006                         351           351
Deferred income taxes                                         158           133
Accrued pension and other postretirement benefits              78            78
Noncurrent liabilities held for sale                           83            --
Other liabilities                                              31            34
                                                           ---------------------
Total Liabilities                                           1,339         1,165
                                                           ---------------------
Commitments and contingencies

Stockholders' Equity
--------------------
Common Stock:
  Class A, voting, $0.15 par value
   (57,000,000 shares authorized;
    56,841,000 shares issued)                                   9             9
  Class B, nonvoting, $0.15 par value
   (100,000,000 shares authorized;
    69,188,000 shares issued)                                  10            10
Additional paid-in capital                                     34            45
Retained earnings                                           1,415         1,609
Accumulated other comprehensive income (loss):
  Pension liability adjustment                                (38)           (5)
  Cumulative translation adjustment                            27            24
  Unrealized loss on cash flow hedge contracts                 --            (1)
Treasury stock, at cost
 (4,141,000 and 3,565,000 shares
  in 2005 and 2006, respectively)                            (147)         (128)
                                                           ---------------------
Total Stockholders' Equity                                  1,310         1,563
                                                           ---------------------
Total Liabilities and Stockholders' Equity                 $2,649        $2,728
                                                           =====================

The accompanying notes are an integral part of the consolidated financial statements.

                                  Brown-Forman
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Expressed in millions)
--------------------------------------------------------------------------------
Year Ended April 30,                                   2004      2005      2006
--------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                         $ 254     $ 308     $ 320
   Adjustments to reconcile net income to net cash
    provided by (used for) operations:
      Gain on sale of investment in affiliate            --       (72)       --
      Net (income) loss from discontinued operations    (12)       32        75
      Depreciation and amortization                      42        44        44
      Stock-based compensation expense                    6         7         9
      Deferred income taxes                              (6)       (3)      (33)
      Other                                              --         2        (2)
      Change in assets and liabilities, excluding
       the effects of businesses acquired or sold:
         Accounts receivable                            (19)       (4)      (20)
         Inventories                                     13       (29)      (36)
         Other current assets                           (13)       11        (7)
         Accounts payable and accrued expenses          (17)       53         3
         Accrued income taxes                             9        (5)        6
         Noncurrent assets and liabilities               22        10         4
   Net cash provided by (used for) operating
    activities of discontinued operations                25        42       (19)
                                                       -------------------------
      Cash provided by operating activities             304       396       344
                                                       -------------------------

Cash flows from investing activities:
   Proceeds from sale of discontinued operations         --        --       205
   Proceeds from sale of investment in affiliate,
    net of disposal costs                                --        93        --
   Acquisition of minority interest in subsidiary        --       (64)       --
   Purchase of short-term investments                    --        --      (388)
   Sale of short-term investments                        --        --       228
   Additions to property, plant, and equipment          (39)      (45)      (52)
   Proceeds from sale of property, plant,
    and equipment                                        --        --         7
   Computer software expenditures                        (2)       (3)       --
   Trademark and patent expenditures                     (2)       (1)       (1)
   Net cash (used for) provided by investing
    activities of discontinued operations               (20)        4        (3)
                                                       -------------------------
      Cash used for investing activities                (63)      (16)       (4)
                                                       -------------------------

Cash flows from financing activities:
   Net change in short-term borrowings                 (117)      (50)      225
   Repayment of long-term debt                          (38)       --      (280)
   Proceeds from exercise of stock options               12         9        19
   Excess tax benefits from stock options                 2         2         7
   Acquisition of treasury stock                         --        (3)       (3)
   Dividends paid                                       (97)     (111)     (128)
   Net cash used for financing activities
    of discontinued operations                           (7)       --        --
                                                       -------------------------
      Cash used for financing activities               (245)     (153)     (160)
                                                       -------------------------
Net increase in cash and cash equivalents                (4)      227       180

Cash and cash equivalents, beginning of year             72        68       295
                                                       -------------------------
Cash and cash equivalents, end of year                 $ 68      $295      $475
                                                       =========================

Supplemental disclosure of cash paid for:
   Interest                                            $ 21      $ 21      $ 21
   Income taxes                                        $129      $174      $188


The accompanying notes are an integral part of the consolidated financial statements.

                                  Brown-Forman
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           (Dollars expressed in millions, except per share amounts)
--------------------------------------------------------------------------------
Year Ended April 30,                                   2004      2005      2006
--------------------------------------------------------------------------------

Class A Common Stock:
   Balance at beginning of year                         $ 4       $ 9       $ 9
   Stock split (2-for-1 in 2004)                          5        --        --
                                                    ----------------------------
   Balance at end of year                                 9         9         9
                                                    ----------------------------
Class B Common Stock:
   Balance at beginning of year                           6        10        10
   Retirement of treasury stock                          (1)       --        --
   Stock split (2-for-1 in 2004)                          5        --        --
                                                    ----------------------------
   Balance at end of year                                10        10        10
                                                    ----------------------------
Additional Paid-in Capital:
   Balance at beginning of year                          23        28        34
   Stock-based compensation expense                       6         7         8
   Adjustment for stock option exercises                 (3)       (3)       (5)
   Excess tax benefits from stock options                 2         2         8
                                                    ----------------------------
   Balance at end of year                                28        34        45
                                                    ----------------------------
Retained Earnings:
   Balance at beginning of year                       1,492     1,218     1,415
   Retirement of treasury stock                        (420)       --        --
   Stock split (2-for-1 in 2004)                        (10)       --        --
   Loss on issuance of treasury stock                    (4)       (3)       (3)
   Adjustment for stock option exercises                  3         3         5
   Net income                                           254       308       320
   Cash dividends ($0.80, $0.92, and $1.05 per
    share in 2004, 2005, and 2006, respectively)        (97)     (111)     (128)
                                                    ----------------------------
   Balance at end of year                             1,218     1,415     1,609
                                                    ----------------------------
Treasury Stock, at cost:
   Balance at beginning of year                        (593)     (156)     (147)
   Acquisition of treasury stock                         --        (3)       (3)
   Treasury stock issued under compensation plans        16        12        21
   Stock-based compensation expense                      --        --         1
   Retirement of treasury stock (567,000 Class A
    and 5,414,000 Class B shares in 2004)               421        --        --
                                                    ----------------------------
   Balance at end of year                              (156)     (147)     (128)
                                                    ----------------------------
Accumulated Other Comprehensive Income (Loss):
   Balance at beginning of year                         (83)      (14)      (11)
   Net other comprehensive income                        69         3        29
                                                    ----------------------------
   Balance at end of year                               (14)      (11)       18
                                                    ----------------------------
Total Stockholders' Equity                           $1,095    $1,310    $1,563
                                                    ============================
Comprehensive Income:
   Net income                                          $254      $308      $320
   Other comprehensive income (loss):
      Foreign currency translation adjustment            18        11        (3)
      Pension liability adjustment, net of
       tax of $(31), $4, and $(21) in 2004
       2005, and 2006, respectively                      47        (6)       33
      Amounts related to cash flow hedges:
         Reclassification to earnings,
          net of tax of $(3), $(2), and $2 in 2004,
          2005, and 2006, respectively                    5         3        (4)
         Net gain (loss) on hedging instruments,
          net of tax of $1, $3, and $(2) in 2004,
          2005, and 2006, respectively                   (1)       (5)        3
                                                    ----------------------------
            Net other comprehensive income               69         3        29
                                                    ----------------------------
   Total Comprehensive Income                          $323      $311      $349
                                                    ============================

Class A Common Shares Outstanding (in thousands):
   Balance at beginning of year                      28,420    56,841    56,782
   Acquisition of treasury stock                         --       (59)       --
   Stock split (2-for-1 in 2004)                     28,421        --        --
   Treasury stock issued under compensation plans        --        --        47
                                                    ----------------------------
   Balance at end of year                            56,841    56,782    56,829
                                                    ----------------------------
Class B Common Shares Outstanding (in thousands):
   Balance at beginning of year                      32,147    64,747    65,106
   Acquisition of treasury stock                         --        --       (91)
   Stock split (2-for-1 in 2004)                     32,147        --        --
   Treasury stock issued under compensation plans       453       359       621
                                                    ----------------------------
   Balance at end of year                            64,747    65,106    65,636
                                                    ----------------------------
Total Common Shares Outstanding (in thousands)      121,588   121,888   122,465
                                                    ============================

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

SHORT-TERM INVESTMENTS. Short-term investments consist of auction rate securities and variable-rate demand notes. These instruments have long-term underlying maturities, but have interest rates that are reset every 90 days or less, at which time they can typically be purchased or sold, which creates a highly liquid market for these instruments. These investments are classified as available-for-sale and recorded at cost, which approximates fair value due to the reset feature.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We evaluate the collectibility of accounts receivable based on a combination of factors. When we are aware of circumstances that may impair a specific customer's ability to meet its financial obligations, we record a specific allowance to reduce the net recognized receivable to the amount we reasonably believe will be collected.

INVENTORIES. We state inventories at the lower of cost or market, with approximately 73% of consolidated inventories being valued using the last-in, first-out (LIFO) method. Other inventories are valued using the first-in, first-out (FIFO) method. If the FIFO method had been used, inventories would have been $141 and $122 higher than reported at April 30, 2005 and 2006, respectively. FIFO cost approximates current replacement cost.

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

BRAND NAMES AND GOODWILL. We assess our brand names and goodwill for impairment at least annually to ensure that future cash flows continue to exceed the related book value. A brand name is impaired if its book value exceeds its fair value. Goodwill is evaluated for impairment if the book value of its reporting unit exceeds its fair value. Fair value is determined using discounted future cash flows, with consideration of market values for similar assets when available. If the fair value of an evaluated asset is less than its book value, the asset is written down to its estimated fair value.

FOREIGN CURRENCY TRANSLATION. The U.S. dollar is the functional currency for most of our consolidated operations. For those operations, we report all gains and losses from foreign currency transactions in current income. The local currency is the functional currency for some foreign operations. For those investments, we report cumulative translation effects as a component of accumulated other comprehensive income (loss), a component of stockholders' equity.

REVENUE RECOGNITION. We recognize revenue when title and risk of loss pass to the customer, which typically is at the time the product is shipped. Certain sales contain customer acceptance provisions that grant a right of return on the basis of either subjective criteria or specified objective criteria. Revenue is recorded net of the estimated cost of sales returns and allowances.

COST OF SALES. Cost of sales includes the costs of receiving, producing, inspecting, warehousing, insuring, and shipping goods sold during the period.

SHIPPING AND HANDLING FEES AND COSTS. We report the amounts we bill to our customers for shipping and handling as net sales, and we report the costs we incur for shipping and handling as cost of sales.

ADVERTISING COSTS. We expense the costs of advertising during the year in which the advertisements first take place.

SALES INCENTIVES. We offer sales discounts and provide consideration to certain of our distributors under cooperative advertising arrangements. Discounts, which are recorded as a reduction of net sales, totaled $113, $120, and $159 for 2004, 2005, and 2006, respectively.

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

The following table presents information concerning basic and diluted earnings per share:

Year Ended April 30,                                 2004       2005       2006
--------------------------------------------------------------------------------
Basic and diluted net income (loss):
   Continuing operations                             $242       $340       $395
   Discontinued operations                             12        (32)       (75)
                                                  ------------------------------
      Total                                          $254       $308       $320
                                                  ==============================

Share data (in thousands):
   Basic average common shares outstanding        121,359    121,746    122,094
   Dilutive effect of non-vested restricted stock      --         12         31
   Dilutive effect of stock options and SSARs         627        749      1,314
                                                  ------------------------------
      Diluted average common shares outstanding   121,986    122,507    123,439
                                                  ==============================

Basic earnings (loss) per share:
   Continuing operations                           $1.990     $2.791     $3.236
   Discontinued operations                          0.102     (0.259)    (0.612)
                                                  ------------------------------
      Total                                        $2.092     $2.532     $2.624
                                                  ==============================

Diluted earnings (loss) per share:
   Continuing operations                           $1.980     $2.774     $3.202
   Discontinued operations                          0.102     (0.257)    (0.606)
                                                  ------------------------------
      Total                                        $2.082     $2.517     $2.596
                                                  ==============================

STOCK-BASED  COMPENSATION.  In  December  2004,  the FASB  issued  SFAS  123(R),
"Share-Based Payment," which requires companies to expense the fair value of stock options and other forms of stock-based compensation. We adopted SFAS 123(R) during fiscal 2005 by retroactively adjusting our financial statements for all periods since fiscal 1997, when we first began granting stock-based compensation subject to SFAS 123(R).

Our stock-based compensation plan requires that we purchase shares to satisfy stock-based compensation requirements, thereby avoiding future dilution of earnings that would occur from issuing additional shares. We acquire treasury shares from time to time in anticipation of these requirements. We intend to hold enough treasury stock so that the number of diluted shares never exceeds the original number of shares outstanding at the inception of the stock-based compensation plan (as adjusted for any share issuances unrelated to the plan). The extent to which the number of diluted shares exceeds the number of basic shares is determined by how much our stock price has appreciated since the stock-based compensation was awarded, not by how many treasury shares we have acquired.

ESTIMATES. To prepare financial statements that conform with generally accepted accounting principles, our management must make informed estimates that affect how we report revenues, expenses, assets, and liabilities, including contingent assets and liabilities. Actual results could (and probably will) differ from these estimates.


2.  DISCONTINUED OPERATIONS

In July 2005, we entered into a definitive agreement to sell our wholly-owned subsidiary Lenox, Inc. for $190 in cash. The agreement followed the February 2005 announcement that we were exploring strategic alternatives for Lenox, including a possible sale. On September 1, 2005, we consummated the sale of substantially all of Lenox to Department 56, Inc. ("Department 56") for $196. This total was $6 higher than previously announced due to a working capital adjustment provision included in the sale agreement.

After the sale to Department 56, we retained ownership of the Lenox headquarters building and property in Lawrenceville, New Jersey, and Brooks & Bentley, a former Lenox subsidiary, located in the United Kingdom. In February 2006, we sold the former Lenox headquarters building and property for $9, resulting in a gain of $3. We still intend to sell or liquidate Brooks & Bentley, the assets and liabilities of which are classified as held for sale in the accompanying consolidated balance sheets.

In connection with the sale, we recognized a non-cash impairment charge of $60, representing the excess of the carrying value of the net assets being sold over the sales proceeds. This is in addition to the $37 non-cash impairment charge taken in fiscal 2005. We have also recorded transaction costs of $10, including investment banking fees, transaction success payments, and legal, tax, and actuarial expenses.

Due to the sale of Lenox, its results of operations through August 2005, the associated impairment charge, and other transaction costs have been classified as discontinued operations, net of income taxes, in the accompanying consolidated statements of operations, and its assets and liabilities have been classified as held for sale in the accompanying consolidated balance sheets. In financial statements issued before July 2005, Lenox's operating results and assets were presented in the Consumer Durables segment, of which it composed the major part. As a result of the sale, the Consumer Durables segment no longer constitutes a separate reportable segment.

A summary of discontinued operations follows:

--------------------------------------------------------------------------------
Year Ended April 30,                             2004         2005         2006
--------------------------------------------------------------------------------
Net sales                                       $ 557        $ 502        $ 134
Operating expenses                               (537)        (493)        (146)
Impairment charge                                  --          (37)         (60)
Transaction costs                                  --           --          (10)
                                                --------------------------------
   Income (loss) before income taxes               20          (28)         (82)

Income tax (expense) benefit                       (8)          (4)           7
                                                --------------------------------
   Net income (loss) from
    discontinued operations                     $  12        $ (32)       $ (75)
                                                ================================


The net assets held for sale consist of the following:

--------------------------------------------------------------------------------
April 30,                                                    2005          2006
--------------------------------------------------------------------------------
Current assets:
   Accounts receivable, net                                  $ 48           $ 6
   Inventories                                                104             3
   Other                                                        5            --
                                                           ---------------------
                                                              157             9
                                                           ---------------------
Noncurrent assets:
   Property, plant, and equipment, net                         83            --
   Goodwill                                                    90            --
   Other                                                       45             1
                                                           ---------------------
                                                              218             1
                                                           ---------------------
Current liabilities:
   Accounts payable and accrued expenses                       47             3
   Accrued income taxes                                         6            --
                                                           ---------------------
                                                               53             3
                                                           ---------------------
Noncurrent liabilities:
   Accrued pension and other postretirement benefits           78            --
   Other                                                        5            --
                                                           ---------------------
                                                               83            --
                                                           ---------------------
Net assets held for sale                                     $239           $ 7
                                                           =====================


3.  ACQUISITION OF FINLANDIA VODKA

In December 2004, we acquired the remaining capital stock of Finlandia Vodka Worldwide Ltd. ("FVW") from the Altia Corporation of Finland ("Altia") for $64. The value of FVW consists primarily of the Finlandia brand name, which has an indefinite useful life. As a result of this transaction, we allocated an additional $80 to the Finlandia brand name (which was partially offset by a deferred income tax liability of $21) and $5 to various other net assets.

As previously disclosed, we acquired 45% of FVW in 2000 and an additional 35% in 2002. The 2002 acquisition agreement granted Altia an option to require us to buy its remaining 20% interest in FVW during a two-year window beginning December 31, 2004. The latest transaction reflects Altia's exercise of that option.

4.  GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the changes in the amounts recorded as goodwill over the past two years:

   Balance as of April 30, 2004                   $188
   Foreign currency translation adjustment           5
                                                  ----
   Balance as of April 30, 2005                    193
   Consolidation of Swift & Moore (Note 18)          4
   Foreign currency translation adjustment          (2)
                                                  ----
   Balance as of April 30, 2006                   $195
                                                  ====

Our other intangible assets consist of trademarks and brand names. We consider all of our trademarks and brand names to have indefinite useful lives.


5. COMMITMENTS

We have contracted with various growers and wineries to supply some of our future grape and bulk wine requirements. Many of these contracts call for prices to be determined by market conditions, but some contracts provide for minimum purchase prices that may exceed market prices. We have purchase obligations related to these contracts of $33 in 2007, $25 in 2008, $17 in 2009, $13 in 2010, $12 in 2011, and $31 after 2011.

We made rental payments for real estate, vehicles, and office, computer, and manufacturing equipment under operating leases of $17 in 2004, $16 in 2005, and $16 in 2006. We have commitments related to minimum lease payments of $14 in 2007, $9 in 2008, $5 in 2009, $4 in 2010, $3 in 2011, and $11 after 2011.


6. CREDIT FACILITIES

We have a committed revolving credit agreement with various domestic and international banks for $400 that expires in fiscal 2010. Its most restrictive covenant requires that our consolidated total debt to consolidated net worth not exceed a ratio of 2 to 1. At April 30, 2006, we were well within this covenant's parameters. At April 30, 2006, we also had $220 of debt securities available for issuance under an SEC shelf registration.


7. DEBT

Our long-term debt consisted of the following:

April 30,                                              2005           2006
--------------------------------------------------------------------------------
2.125% notes, due in fiscal 2006                       $249           $ --
3.0% notes, due in fiscal 2008                          349            349
6.82% to 7.38% notes, due in fiscal 2006                 30             --
Variable rate industrial
 revenue bonds, due through 2026                          2              2
                                                 -------------------------------
                                                        630            351
Less current portion                                    279             --
                                                 -------------------------------
                                                       $351           $351
                                                 ===============================

Debt payments required over the next five fiscal years consist of $350 in 2008. The weighted average interest rates on the variable-rate industrial revenue bonds were 3.0% and 3.8% at April 30, 2005 and 2006, respectively. In addition to long-term debt, we had short-term borrowings with a weighted average interest rate of 5.0% outstanding at April 30, 2006.


8. FOREIGN CURRENCY RISK MANAGEMENT AND DERIVATIVE FINANCIAL INSTRUMENTS

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

We had outstanding foreign currency options and forward contracts, hedging primarily British pound, Australian dollar, euro, and South African rand revenues, with notional amounts totaling $212 and $205 at April 30, 2005 and 2006, respectively. Our credit exposure is, however, limited to the contracts' fair value (see Note 9) rather than their notional amounts. We minimize credit exposure by entering into foreign currency contracts only with major financial institutions that have earned investment-grade credit ratings.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of cash, cash equivalents, short-term investments, and short-term borrowings approximates the carrying amount due to the short maturities of these instruments.

We estimate the fair value of long-term debt using discounted cash flows based on our incremental borrowing rates for similar debt. The fair value of foreign currency contracts is based on quoted market prices. A comparison of the fair values and carrying amounts of these instruments is as follows:


April 30,                              2005                       2006
--------------------------------------------------------------------------------
                                Carrying      Fair         Carrying       Fair
                                 Amount       Value         Amount       Value
--------------------------------------------------------------------------------
Assets:
   Cash and cash equivalents      $295        $295           $475         $475
   Short-term investments           --          --            160          160

Liabilities:
   Foreign currency contracts        1           1              1            1
   Short-term borrowings            --          --            225          225
   Long-term debt                  630         617            351          338



10.  BALANCE SHEET INFORMATION

April 30,                                              2005           2006
--------------------------------------------------------------------------------
Property, plant, and equipment:
   Land                                                $ 79           $ 79
   Buildings                                            272            297
   Equipment                                            403            412
   Construction in process                               23             23
                                                 -------------------------------
                                                        777            811
   Less accumulated depreciation                        359            382
                                                 -------------------------------
                                                       $418           $429
                                                 ===============================

Accounts payable and accrued expenses:
   Accounts payable, trade                             $ 79           $ 90
   Accrued expenses:
      Advertising                                        42             62
      Compensation and commissions                       82             85
      Excise and other non-income taxes                  22             27
      Self-insurance claims                               7              9
      Interest                                            3              1
      Other                                              29             19
                                                 -------------------------------
                                                        185            203
                                                 -------------------------------
                                                       $264           $293
                                                 ===============================


11. TAXES ON INCOME

We incur income taxes on the earnings of our domestic and foreign operations. The following table, based on the locations of the taxable entities from which sales were derived (rather than the location of customers), presents the domestic and foreign components of our income before income taxes:

Year Ended April 30,                        2004          2005           2006
--------------------------------------------------------------------------------
United States                               $278          $351           $395
Foreign                                       83           154            164
                                            ------------------------------------
                                            $361          $505           $559
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

April 30,                                              2005           2006
--------------------------------------------------------------------------------
Deferred tax assets:
   Postretirement and other benefits                   $  5           $  2
   Accrued liabilities and other                          6              9
   Inventories                                           57             64
   Capital loss carryforward                             --             21
   Valuation allowance                                   --            (21)
                                             -----------------------------------
   Total deferred tax assets, net                        68             75
                                             -----------------------------------
Deferred tax liabilities:
   Trademarks and brand names                            96             84
   Property, plant, and equipment                        43             43
   Undistributed foreign earnings                        17             --
                                             -----------------------------------
   Total deferred tax liabilities                       156            127
                                             -----------------------------------
Net deferred tax liability                             $ 88           $ 52
                                             ===================================

The valuation allowance shown above relates to the capital loss carryforward associated with the sale of Lenox during 2006. Currently, we are unaware of any transactions that will permit the use of this carryforward.

Deferred tax liabilities were not provided on undistributed earnings of certain foreign subsidiaries ($265 and $150 at April 30, 2005 and 2006, respectively) because we expect these undistributed earnings to be reinvested indefinitely overseas. If these amounts were not considered permanently reinvested, additional deferred tax liabilities of approximately $45 and $26 would have been provided as of April 30, 2005 and 2006, respectively.

The American Jobs Creation Act (the "Act"), which was enacted in October 2004, provided a special one-time opportunity to deduct from taxable income 85% of certain qualifying foreign dividends repatriated to the United States from controlled foreign corporations, subject to various limitations and restrictions, including qualified U.S. reinvestment of such earnings. During 2006, we repatriated $277 of foreign earnings that represented qualified dividends under the Act. This reduced our deferred income tax liability related to undistributed foreign earnings by $17.

Total income tax expense for a year includes the tax associated with the current tax return ("current tax expense") and the change in the net deferred tax liability ("deferred tax expense"). Total income tax expense for each of the last three years was as follows:


Year Ended April 30,                        2004          2005          2006
--------------------------------------------------------------------------------
Current:
   Federal                                  $ 98          $131          $153
   Foreign                                    20            19            16
   State and local                            12            19            19
                                            ------------------------------------
                                             130           169           188
                                            ------------------------------------

Deferred:
   Federal                                    (5)           --           (22)
   Foreign                                    (2)           (3)           (4)
   State and local                            (4)           (1)            2
                                            ------------------------------------
                                             (11)           (4)          (24)
                                            ------------------------------------
                                            $119          $165          $164
                                            ====================================

Our consolidated effective tax rate may differ from current statutory rates due to the recognition of amounts for events or transactions that have no tax consequences. The following table reconciles our effective tax rate to the federal statutory tax rate in the United States:

                                             Percent of Income Before Taxes
--------------------------------------------------------------------------------
Year Ended April 30,                        2004          2005           2006
--------------------------------------------------------------------------------
U.S federal statutory rate                  35.0%         35.0%          35.0%
State taxes, net of U.S.
   federal tax benefit                       1.5           1.2            1.3
Income taxed at other than U.S.
   federal statutory rate                   (1.5)         (1.9)          (1.5)
Tax benefit from export sales               (2.2)         (2.0)          (1.6)
Tax benefit from U.S. manufacturing           --            --           (0.7)
Impairment charges                            --           0.2             --
Capital loss benefit                          --            --           (2.8)
Other, net                                   0.3           0.1           (0.4)
                                           -------------------------------------
Effective rate                              33.1%         32.6%          29.3%
                                           =====================================


12. PENSION AND OTHER POSTRETIREMENT BENEFITS

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

                                             Pension           Medical and Life
                                             Benefits         Insurance Benefits
--------------------------------------------------------------------------------
Year Ended April 30,                      2005      2006        2005      2006
--------------------------------------------------------------------------------
Obligation at beginning of year           $347      $386        $ 48      $ 47
Service cost                                11        13           1         1
Interest cost                               20        22           3         3
Actuarial loss (gain)                       22         7          (2)        5
Plan amendments                             --         1          --        --
Retiree contributions                       --        --           1         1
Benefits paid                              (14)      (15)         (4)       (4)
                                        ----------------------------------------
Obligation at end of year                 $386      $414        $ 47      $ 53
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

As shown in the previous  table,  our pension and other  postretirement  benefit
obligations   were  reduced  by  benefit   payments  in  2006  of  $15  and  $4,
respectively. Expected benefit payments over the next ten years are as follows:

                                             Pension           Medical and Life
                                             Benefits         Insurance Benefits
--------------------------------------------------------------------------------
2007                                           $ 17                  $ 3
2008                                             18                    3
2009                                             19                    3
2010                                             20                    3
2011                                             21                    3
2012-2016                                       116                   19


ASSETS. We specifically invest certain assets in order to fund our pension benefit obligations. Our investment goal is to earn a total return that, over time, will grow assets sufficient to fund our plans' liabilities, after providing appropriate levels of contributions and accepting prudent levels of investment risk. To achieve this goal, plan assets are invested primarily in funds or portfolios of funds actively managed by outside managers. Investment risk is managed by company policies that require diversification of asset classes, manager styles, and individual holdings. We measure and monitor investment risk through quarterly and annual performance reviews, and periodic asset/liability studies.

Asset allocation is the most important method for achieving our investment goals and is based on our assessment of the plans' long-term return objectives and the appropriate balances needed for liquidity, stability, and diversification. The allocation of our pension plan assets at fair value on January 31, 2005 and 2006, and the target allocation for 2007, by asset category, are as follows:


                                                     Asset Allocation
--------------------------------------------------------------------------------
                                          Actual          Actual          Target
                                           2005            2006            2007
--------------------------------------------------------------------------------
Equity securities                           71%             71%             70%
Debt securities                             16              16              15
Real estate                                  5               6               5
Other                                        8               7              10
                                        ----------------------------------------
Total                                      100%            100%            100%
                                        ========================================

This table shows how the fair value of the pension plan assets changed during each of the last two years. (We do not have assets set aside for postretirement medical or life insurance benefits).

                                             Pension           Medical and Life
                                             Benefits         Insurance Benefits
--------------------------------------------------------------------------------
Year Ended April 30,                      2005      2006        2005      2006
--------------------------------------------------------------------------------
Fair value at beginning of year           $310      $324        $ --      $ --
Actual return on plan assets                16        41          --        --
Retiree contributions                       --        --           1         1
Company contributions                       12        18           3         3
Benefits paid                              (14)      (15)         (4)       (4)
                                        ----------------------------------------
Fair value at end of year                 $324      $368        $ --      $ --
                                        ========================================

Consistent with our funding policy, we expect to contribute $5 to our postretirement medical and life insurance benefit plans in 2007. While we may decide to contribute more, we currently expect to contribute $1 to our pension plans in 2007.

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

                                             Pension           Medical and Life
                                             Benefits         Insurance Benefits
--------------------------------------------------------------------------------
April 30,                                 2005      2006         2005     2006
--------------------------------------------------------------------------------
Assets                                   $ 324     $ 368         $ --     $ --
Obligations                               (386)     (414)         (47)     (53)
                                          --------------------------------------
Funded status                              (62)      (46)         (47)     (53)
Unrecognized net loss                      168       157            5       10
Unrecognized prior service cost              4         5            1        1
Other                                        1         1            1        1
                                          --------------------------------------
Net amount recognized on balance sheet   $ 111     $ 117         $(40)    $(41)
                                          ======================================

The unrecognized net loss for the pension plans primarily relates to the difference between the actual and expected cumulative return on plan assets. (See below for assumptions regarding expected return on plan assets).

The net amount is recognized on the consolidated balance sheet as follows:

                                             Pension           Medical and Life
                                             Benefits         Insurance Benefits
--------------------------------------------------------------------------------
April 30,                                 2005      2006        2005      2005
--------------------------------------------------------------------------------
Prepaid pension cost                      $130      $146        $ --      $ --
Accrued postretirement benefits            (38)      (37)        (40)      (41)
Other assets                                 2         1          --        --
Accumulated other comprehensive loss        17         7          --        --
                                          --------------------------------------
Net amount recognized on balance sheet    $111      $117        $(40)     $(41)
                                          ======================================

This table compares our pension plans that have assets in excess of their accumulated benefit obligations with those whose assets are less than their obligations. (As discussed above, we have no assets set aside for postretirement medical or life insurance benefits).

                                                   Accumulated       Projected
                                                    Benefit           Benefit
                                 Plan Assets       Obligation        Obligation
-------------------------------------------------------------------------------
April 30,                        2005   2006       2005   2006      2005   2006
-------------------------------------------------------------------------------
Plans with assets in
 excess of accumulated
 benefit obligation              $306   $368       $285   $329      $321   $368
Plans with accumulated
 benefit obligation in
 excess of assets                  18     --         56     37        65     46
                                ------------------------------------------------
Total                            $324   $368       $341   $366      $386   $414
                                ================================================

PENSION (INCOME) EXPENSE. This table shows the components of the pension (income) expense recognized during each of the last three years. The amount for each year includes amortization of the prior service cost, net loss, and the transition asset that was unrecognized as of the beginning of the year.

                                                     Pension Benefits
--------------------------------------------------------------------------------
Year Ended April 30,                       2004            2005            2006
--------------------------------------------------------------------------------
Service cost                               $ 10            $ 11            $ 13
Interest cost                                19              20              22
Expected return on plan assets              (33)            (32)            (32)
Amortization of:
   Unrecognized prior service cost            1               1               1
   Unrecognized net loss                     --               3               8
   Unrecognized transition asset             (1)             --              --
                                       -----------------------------------------
Net (income) expense                       $ (4)           $  3            $ 12
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

                                           Medical and Life Insurance Benefits
--------------------------------------------------------------------------------
Year Ended April 30,                       2004            2005            2006
--------------------------------------------------------------------------------
Service cost                                $1              $1              $1
Interest cost                                3               3               3
Amortization of unrecognized net loss        1              --              --
                                       -----------------------------------------
Net expense                                 $5              $4              $4
                                       =========================================

ASSUMPTIONS AND SENSITIVITY. We use various assumptions to determine the obligations and (income) expense related to our pension and other postretirement benefit plans. The assumptions used in computing benefit plan obligations as of the end of the last two years were as follows:

                                             Pension           Medical and Life
                                             Benefits         Insurance Benefits
--------------------------------------------------------------------------------
In Percent                                2005      2006        2005      2006
--------------------------------------------------------------------------------
Discount rate                             5.80      5.95        5.80      5.95
Rate of salary increase                   4.00      4.00         --        --
Expected return on plan assets            8.75      8.75         --        --


The assumptions used in computing benefit plan (income) expense during each of the last three years were as follows:

                                          Pension            Medical and Life
                                          Benefits          Insurance Benefits
--------------------------------------------------------------------------------
In Percent                          2004    2005    2006    2004    2005    2006
--------------------------------------------------------------------------------
Discount rate                       6.50    6.00    5.80    6.50    6.00    5.80
Rate of salary increase             4.00    4.00    4.00     --      --      --
Expected return on plan assets      8.75    8.75    8.75     --      --      --


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

The assumed healthcare cost trend rates as of the end of the last two years were as follows:

                                         Medical and Life Insurance Benefits
--------------------------------------------------------------------------------
In Percent                                       2005           2006
--------------------------------------------------------------------------------
Healthcare cost trend rate assumed for next year:
   Present rate before age 65                    8.32          10.00
   Present rate age 65 and after                 9.57          10.00


We project healthcare cost trend rates to decline gradually to 5.0% by 2012 and to remain level after that. Assumed healthcare cost trend rates have a significant effect on the amounts reported for postretirement medical plans. A one percentage point increase/decrease in assumed healthcare cost trend rates would have increased/decreased the accumulated postretirement benefit obligation as of April 30, 2006 by $5 and the aggregate service and interest costs for 2006 by $1.

SAVINGS PLANS. We also sponsor various defined contribution benefit plans that in total cover substantially all employees. Employees can make voluntary contributions in accordance with the provisions of their respective plans, which includes a 401(k) tax deferral option. We match a percentage of each employee's contributions in accordance with the provisions of the plans. We expensed $6, $7, and $7 for matching contributions during 2004, 2005, and 2006, respectively.


13. NET SALES INFORMATION

The following table presents net sales by product category:

                                   2004              2005              2006
--------------------------------------------------------------------------------
Net sales:
   Spirits                       $1,639            $1,824            $2,049
   Wines                            353               371               363
   Luggage                           28                32                32
                                 -----------------------------------------------
                                 $2,020            $2,227            $2,444
                                 ===============================================

The following table presents net sales by geographic region:

                                   2004              2005              2006
--------------------------------------------------------------------------------
Net sales:
   United States                 $1,303            $1,346            $1,434
   Europe                           514               637               710
   Other countries                  203               244               300
                                 -----------------------------------------------
                                 $2,020            $2,227            $2,444
                                 ===============================================

Net sales are attributed to countries based on where customers are located. Long-lived assets located outside the United States are not significant.


14.  CONTINGENCIES

We operate in a litigious environment, and we get sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and adjust the accrual as appropriate to reflect changes in facts and circumstances.

A law firm has sued Brown-Forman and many other manufacturers and marketers of spirits, wines, and beer in a series of nine very similar class action lawsuits seeking damages and injunctive relief from alleged marketing of beverage alcohol to underage consumers. The suits allege that the defendants engage in deceptive and negligent marketing practices targeting underage consumers. They seek to recover on behalf of parents those funds that their children spent on the illegal purchase of alcohol as well as disgorgement of all profits from the alleged illegal sales. Brown-Forman is vigorously defending these cases. Five of the suits have been dismissed by trial court and are being appealed. Two cases remain pending on motions to dismiss. Another one was voluntarily dismissed, and service has not been issued in another. As we cannot yet predict the outcome of these claims, no amounts have been accrued. However, an unfavorable result in these or similar class action lawsuits could have a material adverse impact on our business.


15. ENVIRONMENTAL MATTERS

We are subject to environmental regulations in connection with the operation of our production facilities and in connection with the transportation of products we manufacture. Violation of these environmental regulations can result in fines or penalties. As of April 30, 2006, we do not consider the exposure from the risks of such fines or penalties to be material.


16.  STOCK-BASED COMPENSATION

Under our 2004 Omnibus Compensation Plan (the "Plan"), we can grant stock options and other stock-based incentive awards for a total of 5,946,000 shares of common stock to eligible employees until July 22, 2014. As of April 30, 2006, awards for 5,095,000 shares remain available for issuance under the Plan. Shares delivered to employees are limited by the Plan to shares that we purchase for this purpose. No new shares may be issued.

We grant stock options and SSARs at an exercise price of not less than the fair value of the underlying stock on the grant date. Except for the stock options granted at an exercise price of $50 per share (discussed below), stock options and SSARs granted under the Plan become exercisable after three years from the first day of the fiscal year of grant and expire seven years after that date. The grant-date fair values of these awards granted during 2004, 2005, and 2006 were $9.29, $10.78, and $12.59 per award, respectively. Fair values were estimated using the Black-Scholes pricing model with the following assumptions:

                                      2004      2005      2006
--------------------------------------------------------------
Risk-free interest rate               3.6%      4.0%      4.0%
Expected volatility                  24.6%     24.0%     22.0%
Expected dividend yield               1.9%      1.9%      1.9%
Expected life (years)                   6         6         6

We have also granted stock options with an exercise price of $50 per share that become exercisable on May 1, 2006, and expire on September 1, 2007. The fair value of these options was $2.89 per option, using the Black- Scholes pricing model and assuming a risk-free interest rate of 6.0%, expected volatility of 18.0%, an expected dividend yield of 2.2%, and an expected life of eight years. Approximately 878,000 of these options are outstanding as of April 30, 2006.

We also grant restricted shares of common stock under the Plan. As of April 30, 2006, there are approximately 81,000 restricted shares outstanding, with a weighted-average remaining restriction period of 3.9 years. The following table summarizes restricted stock activity during 2006.

                                                     Weighted
                                 Restricted          Average
                                   Shares           Grant Date
                               (in thousands)       Fair Value
--------------------------------------------------------------
Oustanding at May 1, 2005           36               $39.23
Granted                             47                46.99
Vested                              (2)               39.23
                                   ----
Outstanding at April 30, 2006       81                43.75
                                   ====

The accompanying statements of operations reflect compensation expense related to stock-based incentive awards on a pre-tax basis of $6 in 2004, $7 in 2005, and $8 in 2006, partially offset by deferred income tax benefits of $2 in 2004, $3 in 2005, and $3 in 2006.

A summary of stock option and SSAR activity under the Plan as of April 30, 2006, and changes during the year then ended is presented below.

                                                        Weighted              Weighted
                                     Shares         Average Exercise      Average Remaining      Aggregate
                                 (in thousands)   Price Per Option/SSAR   Contractual Term    Intrinsic Value
-------------------------------------------------------------------------------------------------------------
Outstanding at May 1, 2005           4,895               $37.30
Granted                                430                59.18
Exercised                             (623)               29.22
Forfeited or expired                   (46)               49.26
                                ---------------
Outstanding at April 30, 2006        4,656               $40.28                 4.8                $159
                                ---------------
Exercisable at April 30, 2006        2,115               $31.35                 4.3                $ 91
                                ---------------

The total intrinsic value of options exercised during 2004, 2005, and 2006 was $8, $7, and $23, respectively.

As of April 30, 2006, there was $9 of total unrecognized compensation cost related to nonvested stock-based compensation. That cost is expected to be recognized over a weighted-average period of 2.7 years.


17.  SALE OF INVESTMENT IN AFFILIATE

During 2005, we sold our equity stake in Glenmorangie plc for proceeds of $93 (net of disposal costs), resulting in a pre-tax gain of $72.


18.  OTHER INCOME

In July 2005, we entered into an agreement with LVMH Moet Hennessey Louis Vuitton for the early termination of our long-term importing and marketing agreements for Glenmorangie products in the United States, Canada, and certain countries in Europe and Asia, effective July 29, 2005. We received approximately $14 for the early termination, which is included in other income for fiscal 2006 in the accompanying consolidated statement of operations.

In January 2006, we received proceeds of $25 as compensation for Pernod Ricard assuming the distribution of its brands from Swift & Moore, an Australian distribution company co-owned by Pernod Ricard (following its purchase of Allied-Domecq) and us. This amount is recorded in other income for fiscal 2006. Pernod Ricard surrendered its ownership interest in Swift & Moore to us effective February 1, 2006, resulting in our becoming 100% owner of Swift & Moore as of that date. Swift & Moore continues to distribute our brands in Australia.

In January 2006, we sold winery land and buildings in California for $7, resulting in a gain of $5 that is included in other income for fiscal 2006.


19.  SUBSEQUENT EVENT

On May 31, 2006, we completed our acquisition of Chambord Liqueur and all related assets from Chatam International Incorporated and its operating subsidiary, Charles Jacquin et Cie Inc., for $255 in cash and assumed debt. This acquisition includes the Chambord trademark and the French manufacturing operations where the product is made.

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

The Audit Committee of the Board of Directors, which is composed of independent directors, meets regularly with the independent registered public accounting firm, PricewaterhouseCoopers LLP (PwC), internal auditors, and representatives of management to review accounting, internal control structure, and financial reporting matters. The internal auditors and PwC have full and free access to the Audit Committee. As set forth in our Code of Conduct and Compliance Guidelines, we are firmly committed to adhering to the highest standards of moral and ethical behaviors in all of our business activities.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f ) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S.

Under our supervision, and with the participation of management, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework and criteria in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of April 30, 2006. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of April 30, 2006, has been audited by PwC as stated in their report that appears on page 67.




/s/ Paul C. Varga
Paul C. Varga
President and Chief Executive Officer



/s/ Phoebe A. Wood
Phoebe A. Wood
Executive Vice President and Chief Financial Officer

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF BROWN-FORMAN CORPORATION:

We have completed integrated audits of Brown-Forman Corporation's 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of April 30, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

CONSOLIDATED FINANCIAL STATEMENTS: In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and of stockholders' equity present fairly, in all material respects, the financial position of Brown-Forman Corporation and its subsidiaries (the "Company") at April 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

INTERNAL CONTROL OVER FINANCIAL REPORTING: Also, in our opinion, management's assessment, included in Management's Report on Internal Control over Financial Reporting appearing on page 66, that the Company maintained effective internal control over financial reporting as of April 30, 2006, based on criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2006, based on criteria established in "Internal Control - Integrated Framework" issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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




/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky
June 22, 2006

               IMPORTANT INFORMATION ON FORWARD-LOOKING STATEMENTS

This annual report contains statements, estimates, or projections that constitute "forward-looking statements" as defined under U.S. federal securities laws. Generally, the words "expect," "believe," "intend," "estimate," "will," "anticipate," and "project," and similar expressions identify a forward- looking statement, which speaks only as of the date the statement is made. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

We believe that the expectations and assumptions with respect to our forward-looking statements are reasonable. But by their nature, forward-looking statements involve known and unknown risks, uncertainties and other factors that in some cases are out of our control. These factors could cause our actual results to differ materially from Brown-Forman's historical experience or our present expectations or projections. Here is a non-exclusive list of such risks and uncertainties:

 - changes in general economic conditions, particularly in the United States where we earn the majority of our profits;
 - lower consumer confidence or purchasing in the wake of catastrophic events;
 - tax increases, whether at the federal or state level or in major international markets and/or tariff barriers or other restrictions affecting beverage alcohol;
 - limitations and restrictions on distribution of products and alcohol marketing, including advertising and promotion, as a result of stricter governmental policies adopted either in the United States or internationally;
 - adverse developments in the class action lawsuits filed against Brown-Forman and other spirits, beer and wine manufacturers alleging that our industry conspired to promote the consumption of alcohol by those under the legal drinking age;
 - a strengthening U.S. dollar against foreign currencies, especially the British Pound, Euro, and Australian Dollar;
 - reduced bar, restaurant, hotel and travel business in wake of terrorist attacks or threats, such as occurred in September 2001 in the U.S. and in July 2005 in London;
 - lower consumer confidence or purchasing associated with rising energy prices;
 - a decline in U.S. spirits consumption as might be indicated by recent published trends suggesting a slight reduction in the growth rate of distilled spirits consumption;
 - longer-term, a change in consumer preferences, social trends or cultural trends that results in the reduced consumption of our premium spirits brands;
 - changes in distribution arrangements in major markets that limit our ability to market or sell our products;
 - increases in the price of energy or raw materials, including grapes, grain, wood, glass, and plastic;
 - excess wine inventories or a further world-wide oversupply of grapes;
 - termination of our rights to distribute and market agency brands included in our portfolio;
 - adverse developments as a result of state investigations of beverage alcohol industry trade practices of suppliers, distributors and retailers.

                                                                     Exhibit 21

                         SUBSIDIARIES OF THE REGISTRANT

                                          Percentage           State or
                                          of Voting          Jurisdiction
Name                                   Securities Owned    of Incorporation
----                                   ----------------    ----------------
AMG Trading, L.L.C.                           100%           Delaware
Brown-Forman Arrow Continental
 Europe, L.L.C.                               100%           Kentucky
Brown-Forman Beverages Australia Pty. Ltd.    100%           Australia
Brown-Forman Beverages North Asia, L.L.C.     100%           Delaware
B-F Korea, L.L.C.                             100%           Delaware
Brooks & Bentley Limited                      100%           United Kingdom
Brown-Forman Beverages Europe, Ltd.           100%           United Kingdom
Brown-Forman Beverages Japan, L.L.C.          100%           Delaware
Brown-Forman Thailand, L.L.C.                 100%           Delaware
Canadian Mist Distillers, Limited             100%           Ontario, Canada
Early Times Distillers Company                100%           Delaware
Fetzer Vineyards                              100%           California
Fratelli Bolla International Wines, Inc.      100%           Kentucky
Hartmann Incorporated                         100%           Delaware
Heddon's Gate Investments, Inc.               100%           Delaware
Jack Daniel's Properties, Inc.                100%           Delaware
Mt. Eagle Corporation                         100%           Delaware
Sonoma-Cutrer Vineyards, Inc.                 100%           California
Southern Comfort Properties, Inc.             100%           California
Swift and Moore Pty. Limited                  100%           Australia
Washington Investments, L.L.C.                100%           Kentucky
Woodford Reserve Stables, L.L.C.              100%           Kentucky
Longnorth Limited                             100% (1) (2)   Ireland
Clintock Limited                              100% (1) (3)   Ireland
Voldgade Holdings Ireland Limited             100% (2)       Ireland
Pitts Bay Trading Limited                      75% (3)       Bermuda
BFC Tequila Limited                            67% (3)       Ireland
Jack Daniel Distillery,
   Lem Motlow, Prop., Inc.                    100% (4)       Tennessee
Brown-Forman Korea Ltd.                       100% (5)       Korea
Fratelli Bolla, S.p.A.                        100% (6)       Italy
Brown-Forman Worldwide (Shanghai) Co., Ltd.   100% (7)       China
Brown-Forman Czech & Slovak
 Republics, s.r.o.                            100% (8)       Czech Republic
Brown-Forman Polska Sp. z o.o.                100% (8)       Poland
Brown-Forman Beverages Worldwide,
   Comercio de Bebidas Ltda.                  100% (9)       Brazil
Brown-Forman Worldwide, L.L.C.                100% (9)       Delaware
Amercain Investments C.V.                     100% (10)      Netherlands
Finlandia Vodka Worldwide Ltd.                100% (11)      Finland
Distillerie Tuoni e Canepa Srl                100% (12)      Italy
Voldgade Investment Holdings A/S              100% (13)      Denmark
Brown-Forman Beverages Edinburgh              100% (14)      Scotland
R & J Liqueurs                                100% (15)      France


The companies listed above constitute all active subsidiaries in which Brown-Forman Corporation owns, either directly or indirectly, the majority of the voting securities. No other active affiliated companies are controlled by Brown-Forman Corporation.

 (1)  Includes qualifying shares assigned to Brown-Forman Corporation.
 (2)  Owned by Amercain Investments C.V.
 (3)  Owned by Longnorth Limited.
 (4)  Owned by Jack Daniel's Properties, Inc.
 (5)  Owned by B-F Korea, L.L.C.
 (6)  Owned by Fratelli Bolla International Wines, Inc.
 (7)  Owned by Brown-Forman Beverages North Asia, L.L.C.
 (8)  Owned by Brown-Forman Beverages Edinburgh.
 (9) Owned 99% by Brown-Forman Corporation and 1% by Early Times Distillers Company.
(10) Owned 95% by Brown-Forman Corporation and 5% by Heddon's Gate Investments, Inc.
(11)  Owned by Brown-Forman Beverages Europe, Ltd.
(12)  Owned 55% by Fratelli Bolla International Wines, Inc. and 45% by
      Voldgade Investment Holdings A/S.
(13)  Owned by Voldgade Holdings Ireland Limited.
(14) Owned 81.8% by Voldgade Investment Holdings A/S and 18.2% by Brown-Forman Beverages, Europe, Ltd.
(15)  Acquired May 31, 2006 with acquisition of Chambord Liqueur.

                                                                    Exhibit 23

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 33-12413 and 33-52551) and Form S-8 (No. 333-08311,
333-38649,  333-74567,  333-77903,  333-88925,  333-89294,  and  333-117630)  of
Brown-Forman Corporation of our report dated June 22, 2006 relating to the financial statements, management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in the Annual Report to Stockholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated June 22, 2006 relating to the financial statement schedule, which appears in this Form 10-K.



/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Louisville, Kentucky
June 29, 2006

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


Date:   June 29, 2006                           By: /s/ Paul C. Varga
                                                Paul C. Varga
                                                Chief Executive Officer

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


Date:   June 29, 2006                           By: /s/ Phoebe A. Wood
                                                Phoebe A. Wood
                                                Chief Financial Officer

                                                                    Exhibit 32

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Brown-Forman Corporation ("the Company") on Form 10-K for the period ended April 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in the capacity as an officer of the Company, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated: June 29, 2006

                                           /s/ Paul C. Varga
                                           Paul C. Varga
                                           Chief Executive Officer




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