Form 10-Q
period 2006-07-31
BROWN FORMAN CORP
filed 2006-09-06
CIK 14693

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

  |X|      QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended JULY 31, 2006

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

Large accelerated filer |X|    Accelerated filer |_|   Non-accelerated filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 31, 2006

      Class A Common Stock ($.15 par value, voting)             56,870,114
      Class B Common Stock ($.15 par value, nonvoting)          66,121,699

                            BROWN-FORMAN CORPORATION
                       Index to Quarterly Report Form 10-Q


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                Page

          Condensed Consolidated Statements of Operations
             Three months ended July 31, 2005 and 2006                   3

          Condensed Consolidated Balance Sheets
             April 30, 2006 and July 31, 2006                            4

          Condensed Consolidated Statements of Cash Flows
             Three months ended July 31, 2005 and 2006                   5

          Notes to the Condensed Consolidated Financial Statements       6 - 11


Item 1A. Risk Factors                                                   12

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 13 - 17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk     17

Item 4.  Controls and Procedures                                        18


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                              18 - 19

Item 4.  Submission of Matters to a Vote of Security Holders            19

Item 6.  Exhibits                                                       20

Signatures                                                              21

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                            BROWN-FORMAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

                                                        Three Months Ended
                                                             July 31,
                                                     2005                 2006
                                                   -------              -------

Net sales                                          $ 547.5              $ 639.7
Excise taxes                                          97.7                128.4
Cost of sales                                        146.8                159.9
                                                   -------              -------
      Gross profit                                   303.0                351.4

Advertising expenses                                  72.3                 81.2
Selling, general, and administrative expenses        110.3                131.0
Other expense (income), net                          (13.7)                (2.0)
                                                   -------              -------
   Operating income                                  134.1                141.2

Interest income                                        1.9                  4.7
Interest expense                                       4.5                  5.9
                                                   -------              -------
   Income from continuing operations
    before income taxes                              131.5                140.0

Income taxes                                          44.0                 46.2
                                                   -------              -------
   Income from continuing operations                  87.5                 93.8

Loss from discontinued operations,
 net of income taxes                                 (74.7)                (0.1)
                                                   -------              -------
   Net income                                      $  12.8              $  93.7
                                                   =======              =======

Basic earnings (loss) per share:
   Continuing operations                           $  0.72              $  0.76
   Discontinued operations                           (0.62)                  --
                                                   -------              -------
      Total                                        $  0.10              $  0.76
                                                   =======              =======

Diluted earnings (loss) per share:
   Continuing operations                           $  0.71              $  0.76
   Discontinued operations                           (0.61)                  --
                                                   -------              -------
      Total                                        $  0.10              $  0.76
                                                   =======              =======

Shares (in thousands) used in the
calculation of earnings (loss) per share:
   Basic                                           121,945              122,613
   Diluted                                         123,161              124,066

Cash dividends per common share:
   Declared                                        $0.490               $0.560
   Paid                                            $0.245               $0.280


See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                              (Dollars in millions)

                                                  April 30,            July 31,
                                                    2006                 2006
                                                  --------             --------
Assets
------
Cash and cash equivalents                         $  474.8             $  219.9
Short-term investments                               159.9                186.3
Accounts receivable, net                             328.4                331.2
Inventories:
   Barreled whiskey                                  274.2                281.7
   Finished goods                                     99.5                128.0
   Work in process                                   106.8                 82.1
   Raw materials and supplies                         42.5                 54.8
                                                  --------             --------
      Total inventories                              523.0                546.6

Current portion of deferred income taxes              81.0                 81.0
Current assets held for sale                           8.9                  7.6
Other current assets                                  34.1                 13.9
                                                  --------             --------
   Total current assets                            1,610.1              1,386.5

Property, plant and equipment, net                   428.5                438.5
Prepaid pension cost                                 146.1                143.1
Trademarks and brand names                           324.9                442.1
Goodwill                                             195.4                324.3
Noncurrent assets held for sale                        1.0                  0.8
Other assets                                          22.2                 21.3
                                                  --------             --------
   Total assets                                   $2,728.2             $2,756.6
                                                  ========             ========
Liabilities
-----------
Accounts payable and accrued expenses             $  292.9             $  249.1
Accrued income taxes                                  48.3                 79.1
Dividends payable                                      --                  34.4
Short-term borrowings                                225.0                198.1
Current liabilities held for sale                      2.9                  2.0
                                                  --------             --------
   Total current liabilities                         569.1                562.7

Long-term debt                                       351.6                353.6
Deferred income taxes                                132.8                129.1
Accrued pension and other postretirement benefits     77.9                 79.5
Other liabilities                                     33.7                 17.9
                                                  --------             --------
   Total liabilities                               1,165.1              1,142.8

Stockholders' Equity
--------------------
Common stock:
 Class A, voting
 (57,000,000 shares authorized;
  56,882,000 shares issued)                            8.5                  8.5
 Class B, nonvoting
 (100,000,000 shares authorized;
  69,188,000 shares issued)                           10.4                 10.4
Additional paid-in capital                            44.8                 48.3
Retained earnings                                  1,609.1              1,639.8
Accumulated other comprehensive income                18.0                 21.1
Treasury stock
 (3,565,000 and 3,198,000 shares
  at April 30 and July 31, respectively)            (127.7)              (114.3)
                                                  --------             --------
   Total stockholders' equity                      1,563.1              1,613.8
                                                  --------             --------
   Total liabilities and stockholders' equity     $2,728.2             $2,756.6
                                                  ========             ========

See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Dollars in millions)

                                                         Three Months Ended
                                                             July 31,
                                                     2005                 2006
                                                   -------              -------
Cash flows from operating activities:
   Net income                                      $  12.8              $  93.7
   Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Net loss from discontinued operations           74.7                  0.1
      Depreciation and amortization                   10.8                 10.2
      Stock-based compensation expense                 1.8                  2.5
      Deferred income taxes                           (2.6)                (3.7)
   Changes in assets and liabilities, excluding
    the effects of businesses acquired or sold:
      Accounts receivable                            (25.1)                (1.8)
      Inventories                                    (17.2)               (19.8)
      Other current assets                             7.5                 20.5
      Accounts payable and accrued expenses          (37.1)               (47.0)
      Accrued income taxes                            33.2                 30.7
      Noncurrent assets and liabilities               (9.4)               (10.0)
   Net cash provided by (used for) operating
    activities of discontinued operations            (15.7)                 0.8
                                                   -------              -------
         Cash provided by operating activities        33.7                 76.2

Cash flows from investing activities:
   Acquisition of business, net of cash acquired        --               (250.1)
   Purchase of short-term investments                   --                (43.1)
   Sale of short-term investments                       --                 16.7
   Additions to property, plant, and equipment        (8.0)               (10.6)
   Computer software expenditures                       --                 (0.9)
   Net cash used for investing activities
    of discontinued operations                        (1.1)                  --
                                                   -------              -------
         Cash used for investing activities           (9.1)              (288.0)

Cash flows from financing activities:
   Net repayment of short-term borrowings            (30.0)               (29.3)
   Proceeds from exercise of stock options             4.6                 16.9
   Excess tax benefits from stock options              1.1                  3.3
   Dividends paid                                    (29.9)               (34.4)
                                                   -------              -------
         Cash used for financing activities          (54.2)               (43.5)

Effect of exchange rate changes on cash and
 cash equivalents                                       --                  0.4
                                                   -------              -------

Net decrease in cash and cash equivalents            (29.6)              (254.9)

Cash and cash equivalents, beginning of period       294.9                474.8
                                                   -------              -------
Cash and cash equivalents, end of period           $ 265.3              $ 219.9
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

                            BROWN-FORMAN CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

In these notes, "we," "us," and "our" refer to Brown-Forman Corporation.

1.   Condensed Consolidated Financial Statements

We prepared these unaudited condensed consolidated statements using our customary accounting practices as set out in our 2006 annual report on Form 10-K (the "2006 Annual Report"). We made all of the adjustments (which include only normal, recurring adjustments) needed for a fair statement of this data.

We condensed or omitted some of the information found in financial statements prepared according to generally accepted accounting principles ("GAAP"). You should read these financial statements together with the 2006 Annual Report, which does conform to GAAP.

2.   Inventories

We use the last-in, first-out ("LIFO") method to determine the cost of most of our inventories. If the LIFO method had not been used, inventories at current cost would have been $122.4 million higher than reported as of April 30, 2006, and $123.5 million higher than reported as of July 31, 2006. Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

3.   Income Taxes

Our consolidated quarterly effective tax rate is based upon our expected annual operating income, statutory tax rates, and tax laws in the various jurisdictions in which we operate. Significant or unusual items, including adjustments to reserves for tax uncertainties, are recognized in the quarter in which the related event occurs. The effective tax rate of 33.0% for the three months ended July 31, 2006 is consistent with our expected effective tax rate for the full fiscal year.

4.   Discontinued Operations

We sold our wholly-owned subsidiary Lenox, Inc. ("Lenox") during fiscal 2005. In connection with the sale, we recognized a non-cash impairment charge of $59.5 million during the quarter ended July 31, 2005. The impairment charge represented the excess of the carrying value of the net assets sold over the expected sales proceeds. During the same quarter, we also recorded transaction costs of $7.5 million, including legal, tax and actuarial expenses, transaction success payments, and investment banking fees.

Lenox's results of operations and the impairment charge and other transaction costs have been classified as discontinued operations, net of income taxes, in the accompanying consolidated statement of operations.

After the sale of Lenox, we retained ownership of Brooks & Bentley, a former subsidiary of Lenox, located in the United Kingdom. We still intend to sell or liquidate Brooks & Bentley, the assets and liabilities of which are classified as held for sale in the accompanying consolidated balance sheets, and the operating results of which are classified as discontinued operations in the accompanying consolidated statements of operations.

A summary of discontinued operations follows:

(Dollars in millions)                             Three Months Ended
                                                       July 31,
                                                 2005            2006
                                                ------          ------
Net sales                                       $ 79.4          $  4.8
Operating expenses                               (92.7)           (4.9)
Impairment charge                                (59.5)             --
Transaction costs                                 (7.5)             --
                                                ------          ------
   Loss before income taxes                      (80.3)           (0.1)

Income tax benefit                                 5.6              --
                                                ------          ------
   Net loss from discontinued operations        $(74.7)         $ (0.1)
                                                ======          ======

The net assets held for sale consist of the following:

(Dollars in millions)                          April 30,       July 31,
                                                 2006            2006
                                                ------          ------
Current assets:
   Accounts receivable, net                     $  5.4          $  4.2
   Inventories                                     3.1             2.8
   Other                                           0.4             0.6
                                                ------          ------
                                                   8.9             7.6
                                                ------          ------
Noncurrent assets:
   Property, plant and equipment, net              0.2             0.1
   Other                                           0.8             0.7
                                                ------          ------
                                                   1.0             0.8
                                                ------          ------
Current liabilities:
   Accounts payable and accrued expenses           2.9             2.0
                                                ------          ------

Net assets held for sale                        $  7.0          $  6.4
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

The following table presents information concerning basic and diluted earnings per share:

                                                  Three Months Ended
                                                       July 31,
                                                 2005            2006
                                                ------          ------
(Dollars in millions, except per share amounts)

Basic and diluted net income (loss):
   Continuing operations                         $87.5           $93.8
   Discontinued operations                       (74.7)           (0.1)
                                                 -----           -----
      Total                                      $12.8           $93.7
                                                 =====           =====

Share data (in thousands):
   Basic average common shares outstanding     121,945         122,613
   Dilutive effect of non-vested
    restricted stock                                23              47
   Dilutive effect of stock options and SSARs    1,193           1,406
                                               -------         -------
      Diluted average common shares
       outstanding                             123,161         124,066
                                               =======         =======

Basic earnings (loss) per share:
   Continuing operations                         $0.72           $0.76
   Discontinued operations                       (0.62)             --
                                                 -----           -----
      Total                                      $0.10           $0.76
                                                 =====           =====

Diluted earnings (loss) per share:
   Continuing operations                         $0.71           $0.76
   Discontinued operations                       (0.61)             --
                                                 -----           -----
      Total                                      $0.10           $0.76
                                                 =====           =====


6.   Dividends Payable

On July 27, 2006, our Board of Directors approved a regular quarterly cash dividend of $0.28 per share on Class A and Class B Common Stock. Stockholders of record on September 7, 2006 will receive the cash dividend on October 1, 2006.

7.   Goodwill and Other Intangible Assets

The following table shows the changes in the amounts recorded as goodwill during the three months ended July 31, 2006:

(Dollars in millions)

Balance as of April 30, 2006                    $195.4
Acquisition of Chambord (Note 12)                128.0
Foreign currency translation adjustment            0.9
                                                ------
Balance as of July 31, 2006                     $324.3
                                                ======

Our other intangible assets consist of trademarks and brand names. We consider all of our trademarks and brand names to have indefinite useful lives.

8.   Environmental Matters

We are subject to environmental regulations in connection with the operation of our production facilities and in connection with the transportation of products we manufacture. Violation of these environmental regulations can result in fines or penalties. As of July 31, 2006, we do not consider the exposure from the risks of such fines or penalties to be material.


9.   Contingencies

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

A law firm has sued Brown-Forman and many other manufacturers and marketers of spirits, wines, and beer in a series of nine very similar class action lawsuits seeking damages and injunctive relief from alleged marketing of beverage alcohol to underage consumers. The suits allege that the defendants engage in deceptive and negligent marketing practices targeting underage consumers. They seek to recover on behalf of parents those funds that their children spent on the illegal purchase of alcohol as well as disgorgement of all profits from the alleged illegal sales. Brown-Forman is vigorously defending these cases. Six of the suits have been dismissed by trial court and are being appealed. One case remains pending on a motion to dismiss. Another one was voluntarily dismissed, and service has not been issued in another. As we cannot yet predict the outcome of these claims, no amounts have been accrued. However, an unfavorable result in these or similar class action lawsuits could have a material adverse impact on our business.


10.   Pension and Other Postretirement Benefits

The following table shows the components of the pension and other postretirement benefit expense recognized during the three months ended July 31:

                                        Pension Benefits        Other Benefits
(Dollars in millions)                    2005      2006          2005     2006
                                         ----      ----          ----     ----
Service cost                            $ 3.2      $3.2          $0.3     $0.3
Interest cost                             5.5       6.0           0.6      0.8
Expected return on plan assets           (7.8)     (7.9)           --       --
Amortization of:
   Unrecognized prior service cost        0.1       0.2            --       --
   Unrecognized net loss                  2.1       2.9           0.1      0.1
                                        -----      ----          ----     ----
Net expense                             $ 3.1      $4.4          $1.0     $1.2
                                        =====      ====          ====     ====

11.   Comprehensive Income

Comprehensive income is a broad measure of the effects of all transactions and events (other than investments by or distributions to shareholders) that are recognized in stockholders' equity, regardless of whether those transactions and events are included in net income. The following table adjusts the Company's net income for the other items included in comprehensive income:

(Dollars in millions)                              Three Months Ended
                                                        July 31,
                                                  2005            2006
                                                 ------          ------
Continuing operations:
  Net income                                      $87.5           $93.8
  Other comprehensive income (loss):
    Net gain (loss) on cash flow hedges             3.6            (0.1)
    Net gain on securities                          0.1              --
    Foreign currency translation adjustment       (12.0)            2.9
                                                 ------          ------
                                                   (8.3)            2.8
                                                 ------          ------
      Comprehensive income                         79.2            96.6
                                                 ------          ------
Discontinued operations:
  Net loss                                        (74.7)           (0.1)
  Other comprehensive income (loss):
    Foreign currency translation adjustment        (1.0)            0.3
                                                 ------          ------
      Comprehensive income (loss)                 (75.7)            0.2
                                                 ------          ------
Total comprehensive income                        $ 3.5           $96.8
                                                 ======          ======


Accumulated other comprehensive loss (income) consisted of the following:

(Dollars in millions)                           April 30,       July 31,
                                                  2006            2006
                                                 ------          ------
Pension liability adjustment                     $ (4.6)         $ (4.6)
Cumulative translation adjustment                  23.8            27.0
Unrealized loss on cash flow hedge contracts       (1.4)           (1.5)
Unrealized gain on securities                       0.2             0.2
                                                 ------          ------
                                                 $ 18.0           $21.1
                                                 ======          ======

12.   Acquisition of Chambord Liqueur

Effective May 31, 2006, we completed the acquisition of Chambord Liqueur and all related assets from Chatam International Incorporated and its operating subsidiary, Charles Jacquin et Cie Inc., for $250.1 million, including transaction costs. Chambord is a unique, super-premium spirit brand in the fast-growing liqueur segment. We believe that Chambord fits well with our approach to brand building. With the close of the transaction, we acquired the Chambord trademark, French manufacturing operations where the brand is produced, and the services of 20 employees who work at the facility.

The acquisition consists primarily of the Chambord brand name and goodwill, to which we have preliminarily allocated $116.5 million and $128.0 million of the purchase price, respectively. The entire amount allocated to goodwill is deductible for income tax purposes. The initial allocation of the purchase price was based on preliminary estimates and may be revised as asset valuations are finalized. The operating results of Chambord have been consolidated with our financial statements since the acquisition date. Consolidated pro forma operating results for the three months ended July 31, 2005 and 2006 would not have been materially different from the actual amounts reported for those periods.

13.   Termination of Glenmorangie Distribution Agreement

During July 2005, we entered into an agreement with LVMH Moet Hennessey Louis Vuitton for the early termination of our long-term importing and marketing agreements for Glenmorangie products in the United States, Canada, and certain countries in Europe and Asia. We received approximately $13.5 million for the early termination, which is included in "other income" for the three months ended July 31, 2005, in the accompanying consolidated statement of operations.

14.  Recent Accounting Pronouncements

In June 2006,  the  Financial  Accounting  Standards  Board  (FASB)  issued FASB
Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact that FIN 48 will have on our financial statements.

15.   Subsequent Events

On August 25, 2006, we entered into an agreement to acquire substantially all of the assets relating to the tequila business of Grupo Industrial Herradura ("Casa Herradurs"), including the Herradura and el Jimador tequilas, the New Mix tequila-based ready-to-drink brand, related production facilities and a sales and distribution organization in Mexico, for an aggregate purchase price of $876 million in cash and the assumption of selected liabilities. The closing of the acquisition, which is subject to a number of conditions, is expected to occur in the fourth calendar quarter of 2006.

On August 30, 2006, we announced that we are exploring strategic alternatives for our wholly-owned subsidiary, Hartmann, Inc., including a possible sale.

Item 1A.  Risk Factors

Other than with respect to the revision and addition below, there have been no changes to "Item 1A: Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended April 30, 2006 and filed on June 29, 2006. The revision and addition below should be read together with the risk factors and information disclosed in our Annual Report on Form 10-K.

The risk factor entitled "Demand for our products may be adversely affected by changes in consumer preferences and tastes" is amended and restated in its entirety as follows.

DEMAND FOR OUR PRODUCTS MAY BE ADVERSELY AFFECTED BY CHANGES IN CONSUMER PREFERENCES AND TASTES.

We operate in a highly competitive marketplace. Maintaining our competitive position depends on our continued ability to offer products that have a strong appeal to consumers. Consumer preferences may shift due to a variety of factors, including changes in demographic and social trends, and changes in dining and beverage consumption patterns. In addition, sales of a brand might diminish because of a scare over product contamination or some other negative publicity regarding the brand. If a product recall becomes necessary, that can affect our business.

The following risk factor entitled "Termination of our rights to distribute and market agency brands included in our portfolio could adversely affect our business" constitutes an addition to the risk factors disclosed in "Item 1A:
Risk Factors" of our Annual Report on Form 10-K.

TERMINATION OF OUR RIGHTS TO DISTRIBUTE AND MARKET AGENCY BRANDS INCLUDED IN OUR PORTFOLIO COULD ADVERSELY AFFECT OUR BUSINESS.

In addition to the brands our company owns, we also market and distribute products on behalf of other brand owners in selected markets, including the U.S. Our rights to sell these agency brands are based on contracts with the various brand owners, which have varying lengths, renewal terms, termination, and other provisions. We earn a margin for these sales and also gain distribution cost efficiencies in some instances. Therefore, the termination of our rights to distribute agency brands included in our portfolio could adversely affect our business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis along with our 2006 Annual Report. Note that the results of operations for the three months ended July 31, 2006, do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, "we," "us," and "our" refer to Brown-Forman Corporation.

Important Note on Forward-Looking Statements:
This report contains statements, estimates, or projections that constitute "forward-looking statements" as defined under U.S. federal securities laws. Generally, the words "expect," "believe," "intend," "estimate," "will," "anticipate," and "project," and similar expressions identify a forward-looking statement, which speaks only as of the date the statement is made. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. We believe that the expectations and assumptions with respect to our forward-looking statements are reasonable. But by their nature, forward-looking statements involve known and unknown risks, uncertainties and other factors that in some cases are out of our control. These factors could cause our actual results to differ materially from Brown-Forman's historical experience or our present expectations or projections. Here is a non-exclusive list of such risks and uncertainties:

 - changes in general economic conditions, particularly in the United States where we earn a majority of our profits;
 - lower consumer confidence or purchasing in the wake of catastrophic events;
 - tax increases, whether at the federal or state level or in major international markets and/or tariff barriers or other restrictions affecting beverage alcohol;
 - limitations and restrictions on distribution of products and alcohol marketing, including advertising and promotion, as a result of stricter governmental policies adopted either in the United States or globally;
 - adverse developments in the class action lawsuits filed against Brown-Forman and other spirits, beer and wine manufacturers alleging that our industry conspired to promote the consumption of alcohol by those under the legal drinking age;
 - a strengthening U.S. dollar against foreign currencies, especially the British Pound, Euro, and Australian Dollar;
 - reduced bar, restaurant, hotel and travel business, including travel retail, in the wake of terrorist attacks;
 - lower consumer confidence or purchasing associated with rising energy prices;
 - longer-term, a change in consumer preferences, social trends or cultural trends that results in the reduced consumption of our premium spirits brands;
 - changes in distribution arrangements in major markets that limit our ability to market or sell our products;
 - increases in the price of energy or raw materials, including grapes, grain, wood, glass, and plastic;
 - excess wine inventories or a world-wide oversupply of grapes;
 - termination of our rights to distribute and market agency brands included in our portfolio;
 - adverse developments as a result of state investigations of beverage alcohol industry trade practices of suppliers, distributors and retailers.

Results of Operations:
First Quarter Fiscal 2007 Compared to First Quarter Fiscal 2006

A summary of our operating performance (expressed in millions, except percentage and per share amounts) is presented below. Continuing Operations consist primarily of our beverage business. Discontinued Operations consist of Lenox and Brooks & Bentley.

                                             Three Months Ended
                                                   July 31,
CONTINUING OPERATIONS                       2005             2006         Change
                                           ------           ------        ------
Net sales                                  $547.5           $639.7          17%
Gross profit                                303.0            351.4          16%
Advertising expenses                         72.3             81.2          12%
Selling, general, and
 administrative expenses                    110.3            131.0          19%
Other expense (income), net                 (13.7)            (2.0)
   Operating income                         134.1            141.2           5%
Interest expense, net                         2.6              1.2
   Income before income taxes               131.5            140.0           6%
Income taxes                                 44.0             46.2
   Net income                                87.5             93.8           7%

Gross margin                                 55.3%            54.9%

Effective tax rate                           33.4%            33.0%

Earnings per share:
   Basic                                      0.72             0.76          7%
   Diluted                                    0.71             0.76          6%


Diluted earnings from continuing operations of $0.76 per share for the quarter ended July 31, 2006, represented an increase of 6% from the $0.71 per share earned in the prior year period. Prior year earnings benefited from a $0.07 per share gain related to the termination of distribution rights to third party agency brands. Excluding this gain and a $0.05 per share quarter-over-quarter benefit of foreign exchange, earnings per share grew 11%. Volume growth and margin improvement for our premium global portfolio, led by Jack Daniel's Tennessee Whiskey, drove results in the period. Nearly every brand in our portfolio recorded gross profit gains in the quarter, also contributing to earnings improvement.

Reported diluted EPS growth                                             6%
   Third party termination - consideration received                    12%
   Foreign exchange benefit                                            (7%)
                                                                      -----
Adjusted diluted EPS growth                                            11%
                                                                      =====

Net sales and gross profit increased by 17% and 16%, respectively, in the first quarter. Comparisons to the prior year were affected by the previously mentioned foreign exchange benefit and changes in our distribution arrangements in Australia and Germany, the most significant of which resulted in us now being responsible for the collection and remittance of excise taxes in these markets. These changes had the effect of boosting net sales by $33 million, or 6%, while lowering the gross margin by approximately 2.2 percentage points for these markets. As shown in the following table, our gross margin on a stripped net sales basis (gross profit as a percentage of net sales excluding excise tax) was 68.7%, up approximately 1.3 percentage points from the prior year period. We believe this measure provides a more meaningful metric given the structural changes in distribution that have occurred.

(Dollars in millions)                              Three Months Ended
                                                        July 31,
                                                  2005            2006
                                                 ------          ------
Net sales                                        $547.5          $639.7
Excise taxes (as reported)                        (97.7)         (128.4)
                                                 ------          ------
Net sales (stripped of excise taxes)             $449.8          $511.3
                                                 ======          ======

Gross profit (as reported)                       $303.0          $351.4
                                                                              change
Gross margin (stripped net sales basis)           67.4%           68.7%       1.3 % pts.


Advertising expenses in the quarter were up $9 million, or 12%, as a result of additional investments behind our premium global brands. Although foreign exchange accounted for about two points of the growth in advertising spending in the quarter, we continued our trend of building and reinvesting behind our brands. SG&A expenses increased approximately $21 million, or 19%, compared to the same prior year period due in part to incremental costs associated with changes in our distribution arrangements in Australia, where we now consolidate the results after becoming 100% owners in February 2006 of a distribution structure in the country, and Germany, where we added sales and marketing people to support the new arrangement. The changes in the arrangements in both of these countries were accompanied by corresponding increases in gross profit. Additionally, expenses associated with the reorganization and consolidation of our wine and spirits sales and marketing organizations contributed to the increase in SG&A spending in the quarter.

Other income declined $12 million in the quarter reflecting the absence of $14 million of income received in last year's first quarter related to the termination of our distribution and marketing rights to third party agency brands.

Operating income increased $7 million, up 5% over the prior year period, as gross profit growth more than offset higher SG&A and brand investments. Adjusting last year's first quarter for the $14 million of income received for the termination of our distribution and marketing rights to third party agency brands, and the quarter-over-quarter benefit of nearly $10 million from foreign exchange, operating income grew approximately 10%.

Reported operating income growth                                        5%
   Third party termination - consideration received                    13%
   Foreign exchange benefit                                            (8%)
                                                                      -----
Adjusted operating income growth                                       10%
                                                                      =====

Jack Daniel's global depletions grew at a mid-single digit rate in the quarter. (Depletions are shipments from wholesale distributors to retail customers, and are commonly regarded in the industry as an approximate measure of consumer demand.) Outside of the U.S., depletions were up at a double-digit rate, led by strong growth in Continental Europe and Asia. In the U.S., the brand's volume growth moderated, increasing at a low-single digit rate for the quarter. Global depletions for Southern Comfort grew 5% in the quarter, as double-digit gains in the U.S. more than offset declines internationally. Finlandia depletions remained solid, fueled by double-digit rate gains in Poland, the brand's largest market, and a high-single digit growth rate in the U.S.

DISCONTINUED OPERATIONS

The improvement in the results of operations from discontinued operations for the first quarter ended July 31, 2006, reflects our sale of Lenox, Inc. during fiscal 2006. The net loss from discontinued operations of $0.1 million for the first quarter ended July 31, 2006, consists of the operating results of Brooks & Bentley, which we intend to sell or liquidate by the end of the 2006 calendar year.

OUTLOOK FOR CONTINUING OPERATIONS

Our full-year earnings outlook remains unchanged at $3.10 to $3.30 per share, representing growth of 7% to 14% over comparable prior year earnings. Despite the favorable impact of foreign exchange, we have not changed our outlook for the remainder of this fiscal year given the uncertainty surrounding the domestic economic environment, slightly moderating U.S. growth trends for Jack Daniel's, and the impact of lower volumes and higher costs for our mid-priced wine brands.

This outlook excludes the recently announced agreement to acquire Casa Herradura. As previously communicated, we project the pending acquisition to be dilutive to our earnings through fiscal 2009. In fiscal 2007 we estimate the transaction will dilute earnings in the range of $0.08 to $0.12 per share.

LIQUIDITY AND FINANCIAL CONDITION

Cash and cash equivalents decreased by $254.9 million during the three months ended July 31, 2006, compared to a decrease of $29.6 million during the same period last year. Cash provided by operations grew from $33.7 million to $76.2 million, primarily reflecting a $16.5 million decrease in cash used for discontinued operations in addition to a larger reduction in working capital of continuing operations. Cash used for investing activities increased by $278.9, largely reflecting the $250.1 million acquisition of Chambord (discussed below) and a net investment in short-term securities of $26.4 million. Cash used for financing activities declined by $10.7 million, primarily reflecting higher proceeds from the exercise of employee stock options.

Effective May 31, 2006, we completed the acquisition of Chambord Liqueur and all related assets from Chatam International Incorporated and its operating subsidiary, Charles Jacquin et Cie Inc., for $250.1 million, including transaction costs. The acquisition consists primarily of the Chambord brand name and goodwill, to which we have preliminarily allocated $116.5 million and $128.0 million of the purchase price, respectively.

On August 25, 2006, we entered into an agreement to acquire substantially all of the assets relating to the tequila business of Casa Herradura, including the Herradura and el Jimador tequilas, the New Mix tequila-based ready-to-drink brand, related production facilities and a sales and distribution organization in Mexico, for an aggregate purchase price of $876 million in cash and the assumption of selected liabilities. The closing of the acquisition, which is subject to a number of conditions, is expected to occur in the fourth calendar quarter of 2006. We expect to finance the acquisition with a combination of cash and debt.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006,  the  Financial  Accounting  Standards  Board  (FASB)  issued FASB
Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact that FIN 48 will have on our financial statements.


Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We hold debt obligations, foreign currency forward and option contracts, and commodity futures contracts that are exposed to risk from changes in interest rates, foreign currency exchange rates, and commodity prices, respectively. Established procedures and internal processes govern the management of these market risks. As of July 31, 2006, we do not consider the exposure to these market risks to be material.

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

Brown-Forman, in coordination with other defendants, is vigorously defending itself in these cases. Brown-Forman and the other defendants have successfully obtained orders to dismiss six of the pending cases: Kreft (Colorado) in October 2005; Eisenberg (Ohio) in February 2006; Tomberlin (Wisconsin) in March 2006; Hakki (D.C.) in March 2006; Alston (Michigan) in May 2006; and Bertovich (West Virginia). Konhauzer (Florida) has voluntarily dismissed that lawsuit. Each involuntarily dismissal is being appealed by the respective plaintiffs.


Item 4.   Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company held July 27, 2006, the persons named below were elected to serve as directors until the next annual election of directors, or until a successor has been elected and qualified:

                                             For                 Withheld
                                          ----------            ---------
   Patrick Bousquet-Chavanne              54,889,706               17,948
   Barry D. Bramley                       49,421,641            5,486,013
   Geo. Garvin Brown IV                   54,384,996              522,658
   Martin S. Brown, Jr.                   54,403,698              503,956
   Owsley Brown II                        49,496,629            5,411,025
   Donald G. Calder                       49,996,554            4,911,100
   Sandra A. Frazier                      54,385,752              521,902
   Richard P. Mayer                       49,326,329            5,581,325
   Stephen E. O'Neil                      49,328,114            5,579,540
   Matthew R. Simmons                     54,875,589               32,065
   William M. Street                      49,545,939            5,361,715
   Dace Brown Stubbs                      54,396,956              510,698
   Paul C. Varga                          54,377,566              530,088

Item 6.  Exhibits

   31.1 CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

   31.2 CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

   32 CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (not considered to be filed).

   99.1  Amendment to the Brown-Forman 1994 Omnibus Compensation Plan.

   99.2  Amendment to the Brown-Forman Non-Employee Directors' Compensation
         Plan.

   99.3  Amendment to the Brown-Forman 2004 Omnibus Compensation Plan.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                BROWN-FORMAN CORPORATION
                                                     (Registrant)


Date:   September 6, 2006                  By:  /s/ Phoebe A. Wood
                                                Phoebe A. Wood
                                                Executive Vice President and
                                                 Chief Financial Officer
                                                (On behalf of the Registrant and
                                                 as Principal Financial Officer)

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



Date:   September 6, 2006                  By:  /s/ Paul C. Varga
                                                Paul C. Varga
                                                Chief Executive Officer

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



Date:   September 6, 2006                  By:  /s/ Phoebe A. Wood
                                                Phoebe A. Wood
                                                Chief Financial Officer

                                                                     Exhibit 32

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Brown-Forman Corporation ("the Company") on Form 10-Q for the period ended July 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in the capacity as an officer of the Company, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:   September 6, 2006                  By:  /s/ Paul C. Varga
                                           Paul C. Varga
                                           President and Chief Executive Officer



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

                                                                    Exhibit 99.1

                                AMENDMENT TO THE
                   BROWN-FORMAN 1994 OMNIBUS COMPENSATION PLAN
                            EFFECTIVE AUGUST 1, 2006

   WHEREAS, Brown-Forman Corporation (the "Company") maintains the Brown-Forman 1994 Omnibus Compensation Plan (the "Plan"); and

   WHEREAS, pursuant to Section 12.1(a) of the Plan, the Board of Directors of the Company (the "Board") may amend the Plan; and

   WHEREAS, the Board desires to amend the Plan (i) to revise the provisions in Section 4.4 of the Plan regarding adjustments in connection with a recapitalization (or other similar event) to the Shares granted thereunder and
(ii) to revise the provisions in Section 7.4(d)(2) of the Plan to add a "net-exercise option" to the payment methods permitted upon the exercise of awards granted thereunder.

   NOW, THEREFORE, effective August 1, 2006, the Company hereby amends the Plan as follows:

      1.  The last paragraph of Section 4.4 is amended to read as follows:

          the Plan Administrator shall then adjust the number and class of Shares which may be delivered under Sections 4.1 and 4.2 and the number and class of and/or price of Shares subject to outstanding Awards granted under the Plan -- but the number of Shares subject to any Award shall always be a whole number.

      2.  Section 7.4(d)(2) of the Plan is amended to read as follows:

          (2) The Option Price upon exercise of any Option shall be payable to the Company in full either:

                  (A)  in cash or its equivalent; or

                  (B) by tendering previously acquired Shares having an aggregate Fair Market Value at the time of exercise equal to the total Option Price; or

                  (C) by withholding from Participant sufficient Shares, subject to an underlying Award, having an aggregate Fair Market Value at the time of exercise equal to the total Option Price of such underlying Award; or

                  (D)  by a combination of (A), (B) or (C).

   IN WITNESS WHEREOF, the Board has caused this Amendment to the Brown-Forman 1994 Omnibus Compensation Plan to be executed by its duly authorized representative on this 27th day of July, 2006, effective August 1, 2006.

                                                                    Exhibit 99.2

                          AMENDMENT TO THE BROWN-FORMAN
                    NON-EMPLOYEE DIRECTORS' COMPENSATION PLAN
                            EFFECTIVE AUGUST 1, 2006

   WHEREAS, Brown-Forman Corporation (the "Company") maintains the Brown-Forman Non-Employee Directors' Compensation Plan (the "Plan"); and

   WHEREAS, pursuant to Section 11.1(a) of the Plan, the Board of Directors of the Company (the "Board") may amend the Plan; and

   WHEREAS, the Board desires to amend the Plan (i) to revise the provisions of
Article 4 of the Plan to add language regarding adjustments in connection with a recapitalization (or other similar event) to the Shares granted thereunder and
(ii) to revise the provisions in Section 6.3(d)(2) of the Plan to add a "net-exercise option" to the payment methods permitted upon the exercise of awards granted thereunder.

   NOW, THEREFORE, effective August 1, 2006, the Company hereby amends the Plan as follows:

      1.  Article 4 of the Plan is amended to read as follows:

          ARTICLE 4 - SHARES SUBJECT TO THE PLAN

          4.1 SHARES AVAILABLE FOR GRANT: No Shares are reserved for Plan use. Shares issued under this Plan will be obtained by purchase on the open market.

          4.2 ADJUSTMENTS. In the event the Plan Administrator determines that any dividend or other distribution (whether in the form of cash, Shares, other securities or other property), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase, or exchange of Shares or other securities of the Company, issuance of warrants or other rights to purchase Shares or other securities of the Company, or other similar corporate transaction or event affects the Shares, then the Plan Administrator shall:

               (a) adjust any or all of (1) the aggregate number of Shares or other securities of the Company (or number and kind of other securities or property) with respect to which Awards may be granted under the Plan; (2) the number of Shares or other securities of the Company (or number and kind of other securities or property) subject to outstanding Awards under the Plan; and (3) the grant or exercise price with respect to any Award under the Plan, provided that the number of Shares subject to any Award shall always be a whole number;

               (b) if deemed appropriate, provide for an equivalent award in respect of securities of the surviving entity of any merger, consolidation or other transaction or event having a similar effect; or

               (c) if deemed appropriate, make provision for a cash payment to the holder of an outstanding Award.

      2.  Section 6.3(d)(2) of the Plan is amended to read as follows:

          (2) The Option Price upon exercise of any Option shall be payable to the Company in full either:

               (A)  in cash or its equivalent; or

               (B) by tendering previously acquired Shares having an aggregate Fair Market Value at the time of exercise equal to the total Option Price; or

               (C) by withholding from Participant sufficient Shares, subject to an underlying Award, having an aggregate Fair Market Value at the time of exercise equal to the total Option Price of such underlying Award; or

               (D)  by a combination of (A), (B) or (C).

   IN WITNESS WHEREOF, the Board has caused this Amendment to the Brown-Forman Non-Employee Directors' Compensation Plan to be executed by its duly authorized representative on this 27th day of July, 2006, effective August 1, 2006.

                                                                    Exhibit 99.3

                                AMENDMENT TO THE
                   BROWN-FORMAN 2004 OMNIBUS COMPENSATION PLAN
                            EFFECTIVE AUGUST 1, 2006

   WHEREAS, Brown-Forman Corporation (the "Company") maintains the Brown-Forman 2004 Omnibus Compensation Plan (the "Plan"); and

   WHEREAS, pursuant to Section 12.1(a) of the Plan, the Board of Directors of the Company (the "Board") may amend the Plan; and

   WHEREAS, the Board desires to amend the Plan (i) to revise the provisions in Section 4.4 of the Plan regarding adjustments in connection with a recapitalization (or other similar event) to the Shares granted thereunder and
(ii) to revise the provisions in Section 7.4(d)(2) of the Plan to add a "net-exercise option" to the payment methods permitted upon the exercise of awards granted thereunder.

   NOW, THEREFORE, effective August 1, 2006, the Company hereby amends the Plan as follows:

   1.  The first paragraph of Section 4.4 is amended to read as follows:

       4.4 ADJUSTMENTS. In the event the Plan Administrator determines that any dividend or other distribution (whether in the form of cash, Shares, other securities or other property), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase, or exchange of Shares or other securities of the Company, issuance of warrants or other rights to purchase Shares or other securities of the Company, or other similar corporate transaction or event affects the Shares, then the Plan Administrator shall:

   2.   Section 7.4(d)(2) of the Plan is amended to read as follows:

        (2) The Option Price upon exercise of any Option shall be payable to the Company in full either:

             (A)  in cash or its equivalent; or

             (B) by tendering previously acquired Shares having an aggregate Fair Market Value at the time of exercise equal to the total Option Price; or

             (C) by withholding from Participant sufficient Shares, subject to an underlying Award, having an aggregate Fair Market Value at the time of exercise equal to the total Option Price of such underlying Award; or

             (D)  by a combination of (A), (B) or (C).

   IN WITNESS WHEREOF, the Board has caused this Amendment to the Brown-Forman 2004 Omnibus Compensation Plan to be executed by its duly authorized representative on this 27th day of July, 2006, effective August 1, 2006.