Form 10-Q
period 2006-10-31
BROWN FORMAN CORP
filed 2006-12-07
CIK 14693

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

  |X|      QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended OCTOBER 31, 2006

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

Large accelerated filer |X|    Accelerated filer |_|   Non-accelerated filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: November 30, 2006

      Class A Common Stock ($.15 par value, voting)             56,870,114
      Class B Common Stock ($.15 par value, nonvoting)          66,207,451

                            BROWN-FORMAN CORPORATION
                       Index to Quarterly Report Form 10-Q


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                Page

          Condensed Consolidated Statements of Operations
             Three months ended October 31, 2005 and 2006                3
             Six months ended October 31, 2005 and 2006

          Condensed Consolidated Balance Sheets
             April 30, 2006 and October 31, 2006                         4

          Condensed Consolidated Statements of Cash Flows
             Six months ended October 31, 2005 and 2006                  5

          Notes to the Condensed Consolidated Financial Statements       6 - 12

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 13 - 20

Item 3.  Quantitative and Qualitative Disclosures about Market Risk     21

Item 4.  Controls and Procedures                                        21


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                              21 - 22

Item 1A. Risk Factors                                                   22 - 23

Item 6.  Exhibits                                                       23

Signatures                                                              24

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                            BROWN-FORMAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

                                   Three Months Ended       Six Months Ended
                                       October 31,             October 31,
                                    2005        2006        2005         2006
                                  -------     -------     --------     --------

Net sales                         $ 665.8     $ 735.3     $1,213.2     $1,375.0
Excise taxes                        115.4       145.0        213.0        273.4
Cost of sales                       193.0       204.9        339.8        364.9
                                  -------     -------     --------     --------
  Gross profit                      357.4       385.4        660.4        736.7

Advertising expenses                 87.4        92.7        159.7        174.0
Selling, general, and
 administrative expenses            110.2       123.8        220.5        254.7
Other expense (income), net          (0.4)      (13.2)       (14.2)       (15.3)
                                  -------     -------     --------     --------
  Operating income                  160.2       182.1        294.4        323.3

Interest income                       3.2         3.8          5.1          8.6
Interest expense                      4.5         5.7          9.1         11.7
                                  -------     -------     --------     --------

  Income from continuing operations
   before income taxes              158.9       180.2        290.4        320.2

Income taxes                         47.1        55.9         91.1        102.0
                                  -------     -------     --------     --------
  Income from continuing operations 111.8       124.3        199.3        218.2

Loss from discontinued operations,
 net of income taxes                 (3.0)       (0.5)       (77.7)        (0.6)
                                  -------     -------     --------     --------
   Net income                     $ 108.8     $ 123.8     $  121.6      $ 217.6
                                  =======     =======     ========     ========

Basic earnings (loss) per share:
  Continuing operations           $  0.92     $  1.01     $   1.64     $   1.78
  Discontinued operations           (0.03)        --         (0.64)       (0.01)
                                  -------     -------     --------     --------
    Total                         $  0.89     $  1.01     $   1.00     $   1.77
                                  =======     =======     ========     ========

Diluted earnings (loss) per share:
  Continuing operations           $  0.91     $  1.00     $   1.62     $   1.76
  Discontinued operations           (0.03)        --         (0.63)       (0.01)
                                  -------     -------     --------     --------
    Total                         $  0.88     $  1.00     $   0.99     $   1.75
                                  =======     =======     ========     ========

Shares (in thousands) used in
 the calculation of earnings (loss)
 per share:
   Basic                          122,016     122,873      121,978      122,742
   Diluted                        123,242     124,291      123,199      124,178

Cash dividends per common share:
   Declared                       $ 0.000     $ 0.000      $ 0.490     $  0.560
   Paid                           $ 0.245     $ 0.280      $ 0.490     $  0.560


See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                              (Dollars in millions)

                                                  April 30,          October 31,
                                                    2006                 2006
                                                  --------             --------
Assets
------
Cash and cash equivalents                         $  474.8             $  222.6
Short-term investments                               159.9                190.2
Accounts receivable, net                             328.4                441.7
Inventories:
   Barreled whiskey                                  274.2                283.7
   Finished goods                                     99.5                156.6
   Work in process                                   106.8                 92.6
   Raw materials and supplies                         42.5                 60.8
                                                  --------             --------
      Total inventories                              523.0                593.7

Current portion of deferred income taxes              81.0                 81.0
Current assets held for sale                           8.9                  6.9
Other current assets                                  34.1                 19.9
                                                  --------             --------
   Total current assets                            1,610.1              1,556.0

Property, plant and equipment, net                   428.5                427.5
Prepaid pension cost                                 146.1                140.1
Trademarks and brand names                           324.9                442.1
Goodwill                                             195.4                324.3
Noncurrent assets held for sale                        1.0                  1.0
Other assets                                          22.2                 34.2
                                                  --------             --------
   Total assets                                   $2,728.2             $2,925.2
                                                  ========             ========
Liabilities
-----------
Accounts payable and accrued expenses             $  292.9             $  341.9
Accrued income taxes                                  48.3                 48.5
Short-term borrowings                                225.0                197.2
Current liabilities held for sale                      2.9                  2.7
                                                  --------             --------
   Total current liabilities                         569.1                590.3

Long-term debt                                       351.6                353.7
Deferred income taxes                                132.8                131.3
Accrued pension and other postretirement benefits     77.9                 81.0
Other liabilities                                     33.7                 19.3
                                                  --------             --------
   Total liabilities                               1,165.1              1,175.6

Stockholders' Equity
--------------------
Common stock:
 Class A, voting
 (57,000,000 shares authorized;
  56,882,000 shares issued)                            8.5                  8.5
 Class B, nonvoting
 (100,000,000 shares authorized;
  69,188,000 shares issued)                           10.4                 10.4
Additional paid-in capital                            44.8                 51.1
Retained earnings                                  1,609.1              1,765.5
Accumulated other comprehensive income                18.0                 21.1
Treasury stock
 (3,565,000 and 3,001,000 shares at
  April 30 and October 31, respectively)            (127.7)              (107.0)
                                                  --------             --------
   Total stockholders' equity                      1,563.1              1,749.6
                                                  --------             --------
   Total liabilities and stockholders' equity     $2,728.2             $2,925.2
                                                  ========             ========

See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Dollars in millions)

                                                         Six Months Ended
                                                            October 31,
                                                     2005                 2006
                                                   -------              -------
Cash flows from operating activities:
   Net income                                      $ 121.6              $ 217.6
   Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Net loss from discontinued operations           77.7                  0.6
      Depreciation and amortization                   21.7                 20.7
      Gain on sale of property, plant, and equipment    --                (11.1)
      Stock-based compensation expense                 3.3                  4.3
      Deferred income taxes                          (11.5)                (1.5)
   Changes in assets and liabilities, excluding
    the effects of businesses acquired or sold:
      Accounts receivable                           (109.1)              (112.4)
      Inventories                                    (51.9)               (66.6)
      Other current assets                             2.4                 16.3
      Accounts payable and accrued expenses           35.5                 45.9
      Accrued income taxes                            (4.6)                 0.1
      Noncurrent assets and liabilities               (1.1)                (8.7)
   Net cash (used for) provided by operating
    activities of discontinued operations            (18.1)                 1.6
                                                   -------              -------
         Cash provided by operating activities        65.9                106.8

Cash flows from investing activities:
   Acquisition of business, net of cash acquired        --               (250.6)
   Proceeds from sale of discontinued operations     196.5                   --
   Purchase of short-term investments                   --               (112.8)
   Sale of short-term investments                       --                 82.5
   Additions to property, plant, and equipment       (21.0)               (21.2)
   Proceeds from sale of property, plant,
    and equipment                                       --                 14.6
   Computer software expenditures                     (0.2)                (3.3)
   Net cash used for investing activities
    of discontinued operations                        (1.9)                  --
                                                   -------              -------
         Cash provided by (used for)
          investing activities                       173.4               (290.8)

Cash flows from financing activities:
   Net repayment of short-term borrowings            (30.0)               (30.2)
   Proceeds from exercise of stock options             8.4                 24.6
   Excess tax benefits from stock options              2.3                  5.7
   Acquisition of treasury stock                      (3.2)                  --
   Dividends paid                                    (59.8)               (68.8)
                                                   -------              -------
         Cash used for financing activities          (82.3)               (68.7)

Effect of exchange rate changes on
 cash and cash equivalents                              --                  0.5
                                                   -------              -------

Net increase (decrease) in
 cash and cash equivalents                           157.0               (252.2)

Cash and cash equivalents, beginning of period       294.9                474.8
                                                   -------              -------
Cash and cash equivalents, end of period           $ 451.9              $ 222.6
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

                            BROWN-FORMAN CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

In these notes, "we," "us," and "our" refer to Brown-Forman Corporation.

1.   Condensed Consolidated Financial Statements

We prepared these unaudited condensed consolidated statements using our customary accounting practices as set out in our 2006 annual report on Form 10-K (the "2006 Annual Report"). We made all of the adjustments (which include only normal, recurring adjustments, unless otherwise noted) needed for a fair statement of this data.

We condensed or omitted some of the information found in financial statements prepared according to generally accepted accounting principles ("GAAP"). You should read these financial statements together with the 2006 Annual Report, which does conform to GAAP.

2.   Inventories

We use the last-in, first-out ("LIFO") method to determine the cost of most of our inventories. If the LIFO method had not been used, inventories at current cost would have been $122.4 million higher than reported as of April 30, 2006, and $125.5 million higher than reported as of October 31, 2006. Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

3.   Income Taxes

Our consolidated quarterly effective tax rate is based upon our expected annual operating income, statutory tax rates, and tax laws in the various jurisdictions in which we operate. Significant or unusual items, including adjustments to reserves for tax uncertainties, are recognized in the quarter in which the related event occurs. The effective tax rate of 31.9% for continuing operations for the six months ended October 31, 2006, is based on an expected effective tax rate of 33.0% on ordinary income for the full fiscal year, and was affected by an approximate 3% tax rate on the gain on the sale of a wine production facility in September 2006 (see Note 12).

4.   Discontinued Operations

We sold our wholly-owned subsidiary Lenox, Inc. ("Lenox") during fiscal 2006. In connection with the sale, we recognized a non-cash impairment charge of $59.5 million in July 2005. The impairment charge represented the excess of the carrying value of the net assets sold over the expected sales proceeds. We also incurred transaction costs related to the sale, including legal, tax and actuarial expenses, transaction success payments, and investment banking fees.

Lenox's results of operations and the impairment charge and other transaction costs have been classified as discontinued operations, net of income taxes, in the accompanying consolidated statements of operations.

After the sale of Lenox, we retained ownership of Brooks & Bentley, a former subsidiary of Lenox, located in the United Kingdom. We still intend to dispose of Brooks & Bentley, the assets and liabilities of which are classified as held for sale in the accompanying consolidated balance sheets, and the operating results of which are classified as discontinued operations in the accompanying consolidated statements of operations.

A summary of discontinued operations follows:

(Dollars in millions)               Three Months Ended       Six Months Ended
                                        October 31,             October 31,
                                     2005        2006        2005        2006
                                   -------     -------     -------     -------

Net sales                          $  39.6     $   5.5     $ 119.0     $  10.3
Operating expenses                   (41.5)       (5.9)     (134.2)      (10.9)
Impairment charge                       --          --       (59.5)         --
Transaction costs                     (2.1)         --        (9.6)         --
                                   -------     -------     -------     -------

  Loss before income taxes            (4.0)       (0.4)      (84.3)       (0.6)

Income tax (expense) benefit           1.0        (0.1)        6.6          --
                                   -------     -------     -------     -------
  Net loss from
   discontinued operations         $  (3.0)    $  (0.5)    $ (77.7)    $  (0.6)
                                   =======     =======     =======     =======

The net assets held for sale consist of the following:

(Dollars in millions)                          April 30,      October 31,
                                                 2006            2006
                                                ------          ------
Current assets:
   Accounts receivable, net                     $  5.4          $  4.0
   Inventories                                     3.1             2.3
   Other                                           0.4             0.6
                                                ------          ------
                                                   8.9             6.9
                                                ------          ------
Noncurrent assets:
   Property, plant and equipment, net              0.2             0.1
   Other                                           0.8             0.9
                                                ------          ------
                                                   1.0             1.0
                                                ------          ------
Current liabilities:
   Accounts payable and accrued expenses           2.9             2.7
                                                ------          ------

Net assets held for sale                        $  7.0          $  5.2
                                                ======          ======


5.   Earnings Per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock-based compensation awards, including stock options, stock-settled stock appreciation rights ("SSARs"), and non-vested restricted stock. No stock-based awards were excluded from the calculation of diluted earnings per share for any of the periods presented in the accompanying financial statements.

The following table presents information concerning basic and diluted earnings per share:

                                                     Three Months Ended          Six Months Ended
                                                         October 31,                October 31,
(Dollars in millions, except per share amounts)      2005          2006          2005         2006
                                                   -------       -------       -------      -------
Basic and diluted net income (loss):
Continuing operations                               $111.8        $124.3        $199.3        $218.2
Discontinued operations                               (3.0)         (0.5)        (77.7)         (0.6)
                                                   -------       -------       -------       -------
   Total                                            $108.8        $123.8        $121.6        $217.6
                                                   =======       =======       =======       =======

Share data (in thousands):
Basic average common shares outstanding            122,016       122,873       121,978       122,742
Dilutive effect of non-vested restricted stock          28            55            25            51
Dilutive effect of stock options and SSARs           1,198         1,363         1,196         1,385
                                                   -------       -------       -------       -------
   Diluted average common shares outstanding       123,242       124,291       123,199       124,178
                                                   =======       =======       =======       =======

Basic earnings (loss) per share:
Continuing operations                                $0.92         $1.01         $1.64         $1.78
Discontinued operations                              (0.03)           --         (0.64)        (0.01)
                                                   -------       -------       -------       -------
   Total                                             $0.89         $1.01         $1.00         $1.77
                                                   =======       =======       =======       =======

Diluted earnings (loss) per share:
Continuing operations                                $0.91         $1.00         $1.62         $1.76
Discontinued operations                              (0.03)           --         (0.63)        (0.01)
                                                   -------       -------       -------       -------
   Total                                             $0.88         $1.00         $0.99         $1.75
                                                   =======       =======       =======       =======


6.   Goodwill and Other Intangible Assets

The following table shows the changes in the amounts recorded as goodwill during the six months ended October 31, 2006:

(Dollars in millions)

Balance as of April 30, 2006                    $195.4
Acquisition of Chambord (Note 11)                128.2
Foreign currency translation adjustment            0.7
                                                ------
Balance as of October 31, 2006                  $324.3
                                                ======

Our other intangible assets consist of trademarks and brand names. We consider all of our trademarks and brand names to have indefinite useful lives.

7.   Pension and Other Postretirement Benefits

The following table shows the components of the pension and other postretirement benefit expense recognized during the periods covered by this report:

(Dollars in millions)                     Three Months Ended    Six Months Ended
                                              October 31,          October 31,
                                            2005      2006       2005      2006
                                           ------    ------     ------    ------
Pension Benefits:
   Service cost                             $3.2      $3.2       $6.3      $6.5
   Interest cost                             5.5       6.0       11.0      12.0
   Expected return on plan assets           (7.8)     (7.9)     (15.7)    (15.9)
   Amortization of:
      Unrecognized prior service cost        0.1       0.2        0.3       0.4
      Unrecognized net loss                  2.1       2.9        4.3       5.8
                                           ------    ------     ------    ------
   Net expense                              $3.1      $4.4       $6.2      $8.8
                                           ======    ======     ======    ======
Other Postretirement Benefits:
   Service cost                             $0.3      $0.3       $0.6      $0.6
   Interest cost                             0.6       0.8        1.3       1.5
   Amortization of unrecognized net loss     0.1       0.1        0.1       0.2
                                           ------    ------     ------    ------
   Net expense                              $1.0      $1.2       $2.0      $2.3
                                           ======    ======     ======    ======


8.   Environmental Matters

We are subject to environmental regulations in connection with the operation of our production facilities and in connection with the transportation of products we manufacture. Violation of these environmental regulations can result in fines or penalties. As of October 31, 2006, we do not consider the exposure from the risks of such fines or penalties to be material.

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

A law firm has sued Brown-Forman and many other manufacturers and marketers of spirits, wines, and beer in a series of nine very similar class action lawsuits seeking damages and injunctive relief from alleged marketing of beverage alcohol to underage consumers. The suits allege that the defendants engage in deceptive and negligent marketing practices targeting underage consumers. They seek to recover on behalf of parents those funds that their children spent on the illegal purchase of alcohol as well as disgorgement of all profits from the alleged illegal sales. Brown-Forman is vigorously defending these cases. Six of the suits have been dismissed by trial court and are being appealed. One case remains pending on a motion to dismiss. Two others were voluntarily withdrawn. As we cannot yet predict the outcome of these claims, no amounts have been accrued. However, an unfavorable result in these or similar class action lawsuits could have a material adverse impact on our business.

10.   Comprehensive Income

Comprehensive income is a broad measure of the effects of all transactions and events (other than investments by or distributions to shareholders) that are recognized in stockholders' equity, regardless of whether those transactions and events are included in net income. The following table adjusts the Company's net income for the other items included in the determination of comprehensive income:


(Dollars in millions)                        Three Months Ended       Six Months Ended
                                                 October 31,             October 31,
                                              2005        2006        2005        2006
                                             ------      ------      ------      ------
Continuing operations:
  Net income                                 $111.8      $124.3      $199.3      $218.2
  Other comprehensive income (loss):
    Net gain (loss) on cash flow hedges        (1.3)        0.6         2.3         0.5
    Net gain on securities                       --          --         0.1          --
    Foreign currency translation adjustment    (0.8)       (0.8)      (12.8)        2.1
                                             ------      ------      ------      ------
                                               (2.1)       (0.2)      (10.4)        2.6
                                             ------      ------      ------      ------
      Comprehensive income                    109.7       124.1       188.9       220.8
                                             ------      ------      ------      ------
Discontinued operations:
  Net loss                                     (3.0)       (0.5)      (77.7)       (0.6)
  Other comprehensive income (loss):
    Pension liability adjustment               27.6          --        27.6          --
    Foreign currency translation adjustment     0.1         0.2        (0.9)        0.5
                                             ------      ------      ------      ------
                                               27.7         0.2        26.7         0.5
                                             ------      ------      ------      ------
      Comprehensive income (loss)              24.7        (0.3)      (51.0)       (0.1)
                                             ------      ------      ------      ------
Total comprehensive income                   $134.4      $123.8      $137.9      $220.7
                                             ======      ======      ======      ======

Accumulated other comprehensive income (loss) consisted of the following:

(Dollars in millions)                           April 30,      October 31,
                                                  2006            2006
                                                 ------          ------
Pension liability adjustment                     $ (4.6)         $ (4.6)
Cumulative translation adjustment                  23.8            26.4
Unrealized loss on cash flow hedge contracts       (1.4)           (0.9)
Unrealized gain on securities                       0.2             0.2
                                                 ------          ------
                                                 $ 18.0           $21.1
                                                 ======          ======

11.   Acquisition of Chambord Liqueur

Effective May 31, 2006, we completed the acquisition of Chambord Liqueur and all related assets from Chatam International Incorporated and its operating subsidiary, Charles Jacquin et Cie Inc., for $250.6 million, including transaction costs. We believe that Chambord, which is positioned in the super-premium spirits category, fits well with our approach to brand building. With the close of the transaction, we acquired the Chambord trademark, French manufacturing operations where the brand is produced, and the services of employees who work at the facility.

The acquisition consists primarily of the Chambord brand name and goodwill, to which we have preliminarily allocated $116.5 million and $128.2 million of the purchase price, respectively. The entire amount allocated to goodwill is deductible for income tax purposes. The initial allocation of the purchase price was based on preliminary estimates and may be revised as asset valuations are finalized. The operating results of Chambord have been consolidated with our financial statements since the acquisition date. Consolidated pro forma operating results for the three-month and six-month periods ended October 31, 2005 and 2006 would not have been materially different from the actual amounts reported for those periods.

12.   Other Income

During July 2005, we entered into an agreement with LVMH Moet Hennessey Louis Vuitton for the early termination of our long-term importing and marketing agreements for Glenmorangie products in the United States, Canada, and certain countries in Europe and Asia. We received approximately $13.5 million for the early termination, which is included in "other income" for the six months ended October 31, 2005, in the accompanying consolidated statements of operations.

During  September  2006, we entered into an agreement with Gruppo  Italiano Vini
(GIV) for the production of Bolla Italian wines. Under the agreement, we also sold our main Bolla wine production facility in Pedemonte, Italy to GIV, which will now begin to produce Bolla Italian Wines for us. We recognized a gain on the sale of $11.1 million, which is included in "other income" for the periods ended October 31, 2006, in the accompanying consolidated statements of operations. The agreement also names GIV as Bolla's distributor in the Italian domestic market. We will maintain worldwide ownership of the Bolla trademark and continue to sell Bolla Wines in the brand's other markets.

13.  Recent Accounting Pronouncements

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

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 157 will have on our financial statements.

In September 2006, the FASB issued Statement No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (FAS 158). FAS 158 requires that employers recognize the funded status of their defined benefit pension and other postretirement plans on the balance sheet and recognize as a component of other comprehensive income, net of tax, the plan-related gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. We will prospectively adopt FAS 158 on April 30, 2007. Based on the funded status of our plans as of the date of our most recent actuarial valuation (April 30, 2006), we expect the adoption of FAS 158 to reduce reported stockholders' equity by approximately $100 million. However, the actual impact of adopting FAS 158 is highly dependent on a number of factors, including the discount rates in effect at April 30, 2007, and the actual rate of return on pension assets during fiscal 2007. These factors could significantly increase or decrease the expected impact of adopting FAS 158.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year
Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108), which addresses how to quantify the effect of financial statements errors. The provisions of SAB 108 become effective as of the end of our 2007 fiscal year. We do not expect the adoption of SAB 108 to have a significant impact on our financial statements.

14.   Other

On August 25, 2006, we entered into an agreement to acquire substantially all of the assets relating to the tequila business of Grupo Industrial Herradura ("Casa Herradura"), including the Herradura and el Jimador tequilas, the New Mix tequila-based ready-to-drink brand, related production facilities and a sales and distribution organization in Mexico, for an aggregate purchase price of $876 million in cash and the assumption of selected liabilities. The closing of the acquisition, which is subject to a number of conditions, is expected to occur in December 2006.

15.   Subsequent Event

On November 16, 2006, the Board of Directors, after reviewing various strategic alternatives, decided to pursue a possible sale of our wholly-owned subsidiary, Hartmann, Inc. This process has been initiated. Hartmann's operating results and net assets are not material in relation to Brown-Forman.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis along with our 2006 Annual Report. Note that the results of operations for the six months ended October 31, 2006, do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, "we," "us," and "our" refer to Brown-Forman Corporation.

Important Note on Forward-Looking Statements:
This report contains statements, estimates, or projections that constitute "forward-looking statements" as defined under U.S. federal securities laws. Generally, the words "expect," "believe," "intend," "estimate," "will," "anticipate," and "project," and similar expressions identify a forward-looking statement, which speaks only as of the date the statement is made. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. We believe that the expectations and assumptions with respect to our forward-looking statements are reasonable. But by their nature, forward-looking statements involve known and unknown risks, uncertainties and other factors that in some cases are out of our control. These factors could cause our actual results to differ materially from Brown-Forman's historical experience or our present expectations or projections. Here is a non-exclusive list of such risks and uncertainties:

 - changes in general economic conditions, particularly in the United States where we earn a significant portion of our profits;
 - lower consumer confidence or purchasing in the wake of catastrophic events;
 - tax increases, whether at the federal or state level or in major international markets and/or tariff barriers or other restrictions affecting beverage alcohol;
 - limitations and restrictions on distribution of products and alcohol marketing, including advertising and promotion, as a result of stricter governmental policies adopted either in the United States or globally;
 - adverse developments in the class action lawsuits filed against Brown-Forman and other spirits, beer and wine manufacturers alleging that our industry conspired to promote the consumption of alcohol by those under the legal drinking age;
 - a strengthening U.S. dollar against foreign currencies, especially the British Pound, Euro, Australian Dollar, and Mexican Peso;
 - reduced bar, restaurant, hotel and travel business, including travel retail, in the wake of terrorist attacks;
 - lower consumer confidence or purchasing associated with rising energy prices;
 - longer-term, a change in consumer preferences, social trends or cultural trends that results in the reduced consumption of our premium spirits brands;
 - changes in distribution arrangements in major markets that limit our ability to market or sell our products;
 - increases in the price of energy or raw materials, including grapes, grain, wood, glass, and plastic;
 - excess wine inventories or a world-wide oversupply of grapes;

 - termination of our rights to distribute and market agency brands included in our portfolio;
 - counterfeit production of our products which could adversely affect our intellectual property rights, brand equity and operating results;
 - adverse developments as a result of state investigations of beverage alcohol industry trade practices of suppliers, distributors and retailers.

Results of Operations:
Second Quarter Fiscal 2007 Compared to Second Quarter Fiscal 2006

A summary of our operating performance (expressed in millions, except percentage and per share amounts) is presented below. Continuing Operations consist primarily of our beverage business. Discontinued Operations consist of Lenox and Brooks & Bentley.

                                             Three Months Ended
                                                 October 31,
CONTINUING OPERATIONS                       2005             2006         Change
                                           ------           ------        ------
Net sales                                  $665.8           $735.3          10%
Gross profit                                357.4            385.4           8%
Advertising expenses                         87.4             92.7           6%
Selling, general, and
 administrative expenses                    110.2            123.8          12%
Other expense (income), net                  (0.4)           (13.2)
   Operating income                         160.2            182.1          14%
Interest expense, net                         1.3              1.9
   Income before income taxes               158.9            180.2          13%
Income taxes                                 47.1             55.9
   Net income                               111.8            124.3          11%

Gross margin                                 53.7%            52.4%

Effective tax rate                           29.7%            31.0%

Earnings per share:
   Basic                                      0.92             1.01         10%
   Diluted                                    0.91             1.00         10%


Diluted earnings from continuing operations for the quarter ended October 31, 2006 of $1.00 per share improved 10% from the same prior year period. The higher earnings reflect volume and profit growth for the Jack Daniel's family of brands and gross profit gains for Southern Comfort, Finlandia and most of our other super-premium developing brands, including Sonoma-Cutrer, Tuaca and Woodford Reserve. Second quarter earnings benefited from a net $0.08 per share gain related to the sale of an Italian winery done in conjunction with our ongoing efforts to reduce wine costs and improve the performance of Bolla Italian wines.

Revenues grew 10% and gross profit increased 8% in the quarter. Comparisons to the prior year were, as in the previous quarter, affected by distribution changes in Germany and Australia. We are now responsible for the collection and remittance of excise taxes in these markets. The net effect of these changes reduces our reported gross margin. The gross margin on a stripped net sales basis (gross profit as a percentage of net sales excluding excise tax) was 65.3%, up from 64.9% in the prior-year period. Management believes excluding excise tax from the gross margin calculation provides a more meaningful comparison due to the changes in distribution that have occurred in these two markets.

(Dollars in millions)                              Three Months Ended
                                                       October 31,
                                                  2005            2006
                                                 ------          ------
Net sales                                        $665.8          $735.3
Excise taxes (as reported)                       (115.4)         (145.0)
                                                 ------          ------
Net sales (stripped of excise taxes)             $550.4          $590.3
                                                 ======          ======

Gross profit (as reported)                       $357.4          $385.4
                                                                              change
Gross margin (stripped net sales basis)           64.9%           65.3%       0.4 % pts.


Advertising expenses increased $5.3 million in the quarter, or 6% in the quarter as a result of additional investments behind our premium global brands. SG&A expenses increased $13.6 million, or 12%. Approximately $6.0 million of this growth over the prior-year period was related to the previously mentioned changes in our distribution arrangements in Australia and Germany.

Operating income increased $21.9 million in the quarter, up 14% over the same prior year period, due in part to the previously mentioned net gain on the sale of the Italian winery, and gross profit gains, which more than offset increases in both SG&A and brand investments.

Jack Daniel's global depletions grew at a mid-single digit rate in the quarter, with U.S. and international volumes both increasing in the mid-single digits. (Depletions are shipments from wholesale distributors to retail customers, and are commonly regarded in the industry as an approximate measure of consumer demand). Solid volume gains in Australia, France, Italy, and Japan offset softness in the quarter for the brand in Germany, Spain, and the UK. Global volumes for Southern Comfort grew at a mid-single digit rate in the quarter, led by continued growth in the U.S. Finlandia volumes grew at a double-digit rate, fueled by continued strong growth in Poland.

DISCONTINUED OPERATIONS

As discussed in Note 4 to the accompanying financial statements, we sold Lenox during fiscal 2006, and we intend to dispose of Brooks & Bentley, a former subsidiary of Lenox, located in the United Kingdom. As a result, we have reported the operations of Lenox and Brooks & Bentley as discontinued operations in the accompanying financial statements.

                                              Three Months Ended
                                                 October 31,
                                            2005             2006
                                           ------           ------
Net loss                                    $(3.0)          $(0.5)

Loss per share:
   Basic                                    (0.03)             --
   Diluted                                  (0.03)             --


For the three months ended October 31, 2006, we reported a net loss from discontinued operations of $0.5 million versus a net loss of $3.0 million for the same prior year period. Last year's loss included transaction costs of $2.1 million associated with the sale of Lenox.

Results of Operations:
Six Months Fiscal 2007 Compared to Six Months Fiscal 2006

A summary of our operating performance (expressed in millions, except percentage and per share amounts) is presented below. Continuing Operations consist primarily of our beverage business. Discontinued Operations consist of Lenox and Brooks & Bentley.

                                              Six Months Ended
                                                 October 31,
CONTINUING OPERATIONS                       2005             2006         Change
                                           ------           ------        ------
Net sales                                $1,213.2         $1,375.0          13%
Gross profit                                660.4            736.7          12%
Advertising expenses                        159.7            174.0           9%
Selling, general, and
 administrative expenses                    220.5            254.7          16%
Other expense (income), net                 (14.2)           (15.3)
   Operating income                         294.4            323.3          10%
Interest expense, net                         4.0              3.1
   Income before income taxes               290.4            320.2          10%
Income taxes                                 91.1            102.0
   Net income                               199.3            218.2           9%

Gross margin                                 54.4%            53.6%

Effective tax rate                           31.4%            31.9%

Earnings per share:
   Basic                                     $1.64            $1.78          9%
   Diluted                                    1.62             1.76          9%


Revenues and gross profit increased 13% and 12%, respectively, reflecting solid growth for Jack Daniel's, Southern Comfort, and improved profits from the Jack Daniel's & Cola ready-to-drink product that is sold primarily in Australia. Also contributing to these gains were positive benefits from foreign exchange and changes in go-to-market strategies in several markets, most notably Germany and Australia.

Advertising expenses were up 9% for the first half of the fiscal year, reflecting incremental investments behind most brands in our portfolio but most notably Jack Daniel's, Finlandia, and several developing super-premium brands, and spending behind Chambord.

SG&A expenses were up 16% on a year-to-date basis. Changes in our go-to-market strategy in Australia and Germany as well as in the U. S. accounted for approximately half of the year-to-year growth in SG&A through October. The remaining increase reflects severance benefits for employees of the Pedemonte facility in Italy, costs associated with changes in our U.S. sales and marketing structure, higher pension and other postretirement costs, and general inflation.

Operating  income  grew  10%  on  a  year-to-date   basis.   Volume  and  margin
improvements (on a stripped sales basis) for the majority of our brands, but particularly Jack Daniel's, Southern Comfort, and Jack Daniel's & Cola, partially offset by increased advertising and promotional investments and higher levels of SG&A spending fueled the gain in operating income. Results also benefited from a $10.0 million net gain associated with the sale of the Italian winery.

The increase in the effective tax rate from 31.4% to 31.9% largely reflects the tax benefit achieved last year by offsetting the capital gain associated with the early termination of Glenmorangie marketing and distribution rights against the capital loss resulting from the sale of Lenox.

For the first six months of the fiscal year, diluted earnings per share were $1.76, up 9% from the $1.62 earned in the same period last year. Year-to-date results benefited from solid growth for Jack Daniel's, Southern Comfort, and improved volume and profits from the Jack Daniel's & Cola ready-to-drink product that is sold primarily in Australia. Year-over-year comparisons were affected by the following:

 - profits associated with the early termination of Glenmorangie marketing and distribution rights recorded last year of approximately $0.11 per share;
 - profits recorded this year from the sale of an Italian winery of approximately $0.08 per share;
 - a $0.06 per share benefit of favorable foreign currency fluctuations, and;
 - the impact of changes in global distributor inventories (which negatively affected comparisons by $0.02 per share).


DISCONTINUED OPERATIONS

As discussed earlier, we sold Lenox during fiscal 2006, and we intend to dispose of Brooks & Bentley. As a result, we have reported the operations of Lenox and Brooks & Bentley as discontinued operations in the accompanying financial statements.
                                              Six Months Ended
                                                 October 31,
                                            2005             2006
                                           ------           ------
Net loss                                   $(77.7)          $(0.6)

Loss per share:
   Basic                                    (0.64)          (0.01)
   Diluted                                  (0.63)          (0.01)


For the six months ended October 31, 2006, we reported a net loss from discontinued operations of $0.6 million versus a net loss of $77.7 million for the same prior year period. Last year's loss included a non-cash impairment charge and transaction costs totaling $69.1 million in addition to a loss from the operations of Lenox incurred during the period prior to the sale.

OUTLOOK FOR CONTINUING OPERATIONS

We have narrowed the range of our full-year earnings outlook to $3.14 to $3.30 per share, representing forecasted growth of 8% to 14% over adjusted prior-year earnings of $2.90 per share. This outlook includes the current quarter's $0.08 per share gain from the sale of the Italian winery and additional benefits from foreign exchange. It also includes expected further reductions in global distributor inventory levels and an expected higher tax rate in the second half of the fiscal year versus the prior-year second half.

This outlook excludes the impact of our pending acquisition of Casa Herradura (see below), which was announced on August 28, 2006. As previously communicated, we expect the acquisition to be dilutive to earnings through fiscal 2009. We expect the transaction to dilute fiscal 2007 earnings in the range of $0.08 to $0.12 per share.

LIQUIDITY AND FINANCIAL CONDITION

Cash and cash equivalents decreased by $252.2 million during the six months ended October 31, 2006, compared to an increase of $157.0 million during the same period last year. Cash provided by operations grew from $65.9 million to $106.8 million, reflecting a $21.2 million increase in cash from continuing operations, largely attributable to higher earnings, and a $19.7 million decrease in cash used for discontinued operations. Cash used for investing activities increased by $464.2 million, largely reflecting the $250.6 million acquisition of Chambord (discussed below) and a net investment in short-term securities of $30.3 million during this year, versus the same period last year in which we received cash of $196.5 million from the sale of Lenox. Cash used for financing activities declined by $13.6 million, primarily reflecting higher proceeds from the exercise of employee stock options, offset partially by increased dividend payments.

Effective May 31, 2006, we completed the acquisition of Chambord Liqueur and all related assets from Chatam International Incorporated and its operating subsidiary, Charles Jacquin et Cie Inc., for $250.6 million, including transaction costs. The acquisition consists primarily of the Chambord brand name and goodwill, to which we have preliminarily allocated $116.5 million and $128.2 million of the purchase price, respectively.

On August 25, 2006, we entered into an agreement to acquire substantially all of the assets relating to the tequila business of Casa Herradura, including the Herradura and el Jimador tequilas, the New Mix tequila-based ready-to-drink brand, related production facilities and a sales and distribution organization in Mexico, for an aggregate purchase price of $876 million in cash and the assumption of selected liabilities. The closing of the acquisition, which is subject to a number of conditions, is expected to occur in December 2006. We expect to finance the acquisition with a combination of cash and debt.

On November 16, 2006, the Board of Directors, after reviewing various strategic alternatives, decided to pursue a possible sale of our wholly-owned subsidiary, Hartmann, Inc. This process has been initiated. Hartmann's operating results and net assets are not material in relation to Brown-Forman.

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

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 157 will have on our financial statements.

In September 2006, the FASB issued Statement No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (FAS 158). FAS 158 requires that employers recognize the funded status of their defined benefit pension and other postretirement plans on the balance sheet and recognize as a component of other comprehensive income, net of tax, the plan-related gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. We will prospectively adopt FAS 158 on April 30, 2007. Based on the funded status of our plans as of the date of our most recent actuarial valuation (April 30, 2006), we expect the adoption of FAS 158 to reduce reported stockholders' equity by approximately $100 million. However, the actual impact of adopting FAS 158 is highly dependent on a number of factors, including the discount rates in effect at April 30, 2007, and the actual rate of return on pension assets during fiscal 2007. These factors could significantly increase or decrease the expected impact of adopting FAS 158.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year
Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108), which addresses how to quantify the effect of financial statements errors. The provisions of SAB 108 become effective as of the end of our 2007 fiscal year. We do not expect the adoption of SAB 108 to have a significant impact on our financial statements.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We hold debt obligations, foreign currency forward and option contracts, and commodity futures contracts that are exposed to risk from changes in interest rates, foreign currency exchange rates, and commodity prices, respectively. Established procedures and internal processes govern the management of these market risks. As of October 31, 2006, we do not consider the exposure to these market risks to be material.

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

Brown-Forman, in coordination with other defendants, is vigorously defending itself in these cases. Brown-Forman and the other defendants have successfully obtained orders to dismiss six of the pending cases: Kreft (Colorado) in October 2005; Eisenberg (Ohio) in February 2006; Tomberlin (Wisconsin) in March 2006; Hakki (D.C.) in March 2006; Alston (Michigan) in May 2006; and Bertovich (West Virginia) in August 2006. Konhauzer (Florida) and Sciocchette (New York) voluntarily withdrew their respective suits. Each involuntarily dismissal is being appealed by the respective plaintiffs.

Item 1A.  Risk Factors

Other than with respect to the revision and additions below, there have been no changes to "Item 1A: Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended April 30, 2006 and filed on June 29, 2006. The revision and additions below should be read together with the risk factors and information disclosed in our Annual Report on Form 10-K.

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

The following two risk factors constitute additions to the risk factors disclosed in "Item 1A: Risk Factors" of our Annual Report on Form 10-K.

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

COUNTERFEIT PRODUCTION OF OUR PRODUCTS COULD ADVERSELY AFFECT OUR INTELLECTUAL PROPERTY RIGHTS, BRAND EQUITY AND OPERATING RESULTS.

The beverage alcohol industry is experiencing problems with product counterfeiting and other forms of trademark infringement, especially within the Asian and Eastern European markets. Given our dependence on brand recognition, we devote substantial resources on a worldwide basis to the protection of our intellectual property rights. In addition, we have taken steps to reduce the ability of others to imitate our products. Although we believe that our intellectual property rights are legally supported in the markets in which we do business, the protection of intellectual property rights varies greatly from country to country. Confusingly similar, lower quality or even dangerous counterfeit product could reach the market and adversely affect our intellectual property rights, brand equity and/or operating results.

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


                                                BROWN-FORMAN CORPORATION
                                                     (Registrant)


Date:   December 7, 2006                   By:  /s/ Phoebe A. Wood
                                                Phoebe A. Wood
                                                Executive Vice President and
                                                 Chief Financial Officer
                                                (On behalf of the Registrant and
                                                 as Principal Financial Officer)

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

    c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



Date:   December 7, 2006                   By:  /s/ Paul C. Varga
                                                Paul C. Varga
                                                Chief Executive Officer

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

    c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



Date:   December 7, 2006                   By:  /s/ Phoebe A. Wood
                                                Phoebe A. Wood
                                                Chief Financial Officer

                                                                     Exhibit 32

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Brown-Forman Corporation ("the Company") on Form 10-Q for the period ended October 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in the capacity as an officer of the Company, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:   December 7, 2006                   By:  /s/ Paul C. Varga
                                           Paul C. Varga
                                           President and Chief Executive Officer



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