Form 10-Q
period 2007-01-31
BROWN FORMAN CORP
filed 2007-03-09
CIK 14693

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

  |X|      QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended JANUARY 31, 2007

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

Large accelerated filer |X|    Accelerated filer |_|   Non-accelerated filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: February 28, 2007

      Class A Common Stock ($.15 par value, voting)             56,870,147
      Class B Common Stock ($.15 par value, nonvoting)          66,263,375

                            BROWN-FORMAN CORPORATION
                       Index to Quarterly Report Form 10-Q


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                Page

          Condensed Consolidated Statements of Operations
             Three months ended January 31, 2006 and 2007                3
             Nine months ended January 31, 2006 and 2007

          Condensed Consolidated Balance Sheets
             April 30, 2006 and January 31, 2007                         4

          Condensed Consolidated Statements of Cash Flows
             Nine months ended January 31, 2006 and 2007                 5

          Notes to the Condensed Consolidated Financial Statements       6 - 17

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 18 - 26

Item 3.  Quantitative and Qualitative Disclosures about Market Risk     26

Item 4.  Controls and Procedures                                        27


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                              28 - 29

Item 1A. Risk Factors                                                   29 - 30

Item 6.  Exhibits                                                       30

Signatures                                                              31

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                            BROWN-FORMAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

                                   Three Months Ended       Nine Months Ended
                                       January 31,             January 31,
                                    2006        2007        2006         2007
                                  -------     -------     --------     --------

Net sales                         $ 627.6     $ 754.8     $1,827.1     $2,115.4
Excise taxes                        132.8       172.7        345.9        446.1
Cost of sales                       164.0       194.8        495.8        550.4
                                  -------     -------     --------     --------
  Gross profit                      330.8       387.3        985.4      1,118.9

Advertising expenses                 84.7        94.2        243.2        267.2
Selling, general, and
 administrative expenses            113.3       129.2        328.5        378.1
Other (income), net                 (32.5)       (4.9)       (46.7)       (20.1)
                                  -------     -------     --------     --------
  Operating income                  165.3       168.8        460.4        493.7

Interest income                       4.6         5.6          9.7         14.2
Interest expense                      4.3         8.1         13.4         19.6
                                  -------     -------     --------     --------

  Income from continuing operations
   before income taxes              165.6       166.3        456.7        488.3

Income taxes                         45.5        54.7        136.8        157.4
                                  -------     -------     --------     --------
  Income from continuing operations 120.1       111.6        319.9        330.9

Income (loss) from discontinued
 operations, net of income taxes      0.4        (6.5)       (77.8)        (8.2)
                                  -------     -------     --------     --------
   Net income                     $ 120.5     $ 105.1     $  242.1      $ 322.7
                                  =======     =======     ========     ========

Basic earnings (loss) per share:
  Continuing operations           $ 0.984     $ 0.907     $  2.621     $  2.694
  Discontinued operations           0.003      (0.052)      (0.637)      (0.066)
                                  -------     -------     --------     --------
    Total                         $ 0.987     $ 0.855     $  1.984     $  2.628
                                  =======     =======     ========     ========

Diluted earnings (loss) per share:
  Continuing operations           $ 0.972     $ 0.898     $  2.594     $  2.664
  Discontinued operations           0.003      (0.052)      (0.631)      (0.066)
                                  -------     -------     --------     --------
    Total                         $ 0.975     $ 0.846     $  1.963     $  2.598
                                  =======     =======     ========     ========

Shares (in thousands) used in
 the calculation of earnings (loss)
 per share:
   Basic                          122,116     122,964      122,027      122,810
   Diluted                        123,558     124,230      123,321      124,189

Cash dividends per common share:
   Declared                       $0.5600     $0.6050      $1.0500      $1.1650
   Paid                           $0.2800     $0.3025      $0.7700      $0.8625


See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                              (Dollars in millions)

                                                  April 30,          January 31,
                                                    2006                 2007
                                                  --------             --------
Assets
------
Cash and cash equivalents                         $  474.8             $  253.9
Short-term investments                               159.9                149.8
Accounts receivable, net                             322.8                485.2
Inventories:
   Barreled whiskey                                  274.2                293.4
   Finished goods                                     93.7                163.6
   Work in process                                   106.2                132.6
   Raw materials and supplies                         37.4                111.0
                                                  --------             --------
      Total inventories                              511.5                700.6

Current portion of deferred income taxes              79.6                 79.6
Current assets held for sale                          26.3                 16.8
Other current assets                                  34.1                 28.3
                                                  --------             --------
   Total current assets                            1,609.0              1,714.2

Property, plant and equipment, net                   425.3                496.7
Prepaid pension cost                                 142.3                133.4
Goodwill                                             191.8                664.7
Other intangible assets                              324.9                684.6
Noncurrent assets held for sale                       13.4                  6.8
Other assets                                          21.6                 30.4
                                                  --------             --------
   Total assets                                   $2,728.3             $3,730.8
                                                  ========             ========
Liabilities
-----------
Accounts payable and accrued expenses             $  289.4             $  363.8
Accrued income taxes                                  48.5                 55.0
Dividends payable                                       --                 37.2
Short-term borrowings                                225.0                875.8
Current liabilities held for sale                      6.3                  5.9
                                                  --------             --------
   Total current liabilities                         569.2              1,337.7

Long-term debt                                       349.4                369.3
Deferred income taxes                                132.8                126.5
Accrued pension and other postretirement benefits     77.5                 82.1
Noncurrent liabilities held for sale                   2.5                  2.5
Other liabilities                                     33.8                 23.5
                                                  --------             --------
   Total liabilities                               1,165.2              1,941.6

Commitments and contingencies

Stockholders' Equity
--------------------
Common stock:
 Class A, voting
 (57,000,000 shares authorized;
  56,882,000 shares issued)                            8.5                  8.5
 Class B, nonvoting
 (100,000,000 shares authorized;
  69,188,000 shares issued)                           10.4                 10.4
Additional paid-in capital                            44.8                 52.4
Retained earnings                                  1,609.1              1,796.2
Accumulated other comprehensive income                18.0                 27.0
Treasury stock
 (3,565,000 and 2,962,000 shares at
  April 30 and January 31, respectively)            (127.7)              (105.3)
                                                  --------             --------
   Total stockholders' equity                      1,563.1              1,789.2
                                                  --------             --------
   Total liabilities and stockholders' equity     $2,728.3             $3,730.8
                                                  ========             ========

See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Dollars in millions)

                                                         Nine Months Ended
                                                            January 31,
                                                     2006                 2007
                                                   -------              -------
Cash flows from operating activities:
   Net income                                      $ 242.1              $ 322.7
   Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Net loss from discontinued operations           77.8                  8.2
      Depreciation and amortization                   31.4                 31.8
      Gain on sale of property, plant, and equipment  (2.3)               (11.4)
      Stock-based compensation expense                 6.5                  5.9
      Deferred income taxes                          (11.7)                (2.0)
   Changes in assets and liabilities, excluding
    the effects of businesses acquired or sold:
      Accounts receivable                            (18.1)               (63.0)
      Inventories                                    (47.2)               (44.2)
      Other current assets                             4.7                  7.9
      Accounts payable and accrued expenses           (3.0)                 0.1
      Accrued income taxes                             0.1                  6.4
      Noncurrent assets and liabilities              (15.1)                 6.5
   Net cash (used for) provided by operating
    activities of discontinued operations            (21.8)                 8.7
                                                   -------              -------
         Cash provided by operating activities       243.4                277.6

Cash flows from investing activities:
   Acquisition of businesses, net of cash acquired      --             (1,045.5)
   Acquisition of distribution rights                   --                (25.0)
   Proceeds from sale of discontinued operations     196.5                   --
   Purchase of short-term investments               (229.7)              (246.7)
   Sale of short-term investments                       --                256.8
   Additions to property, plant, and equipment       (32.9)               (39.1)
   Proceeds from sale of property, plant,
    and equipment                                      7.0                 14.6
   Computer software expenditures                     (0.1)                (6.4)
   Net cash used for investing activities
    of discontinued operations                        (2.7)                (0.5)
                                                   -------              -------
         Cash used for investing activities          (61.9)            (1,091.8)

Cash flows from financing activities:
   Net (decrease) increase in short-term borrowings  (30.0)               666.1
   Proceeds from exercise of stock options            12.7                 25.6
   Excess tax benefits from stock options              4.3                  6.2
   Acquisition of treasury stock                      (3.2)                  --
   Dividends paid                                    (94.0)              (106.1)
                                                   -------              -------
         Cash (used for) provided by
          financing activities                      (110.2)               591.8

Effect of exchange rate changes on
 cash and cash equivalents                              --                  1.5
                                                   -------              -------

Net increase (decrease) in
 cash and cash equivalents                            71.3               (220.9)

Cash and cash equivalents, beginning of period       294.9                474.8
                                                   -------              -------
Cash and cash equivalents, end of period           $ 366.2              $ 253.9
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

                            BROWN-FORMAN CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

In these notes, "we," "us," and "our" refer to Brown-Forman Corporation.

1.   Condensed Consolidated Financial Statements

We prepared these unaudited condensed consolidated statements using our customary accounting practices as set out in our annual report on Form 10-K for the year ended April 30, 2006 (the "2006 Annual Report"). We made all of the adjustments (which include only normal, recurring adjustments, unless otherwise noted) needed for a fair statement of this data. Prior period amounts have been recast to reflect Hartmann, Inc. as a component of discontinued operations and net assets held for sale (see Note 4).

We condensed or omitted some of the information found in financial statements prepared according to generally accepted accounting principles ("GAAP"). You should read these financial statements together with the 2006 Annual Report, which does conform to GAAP.

2.   Inventories

We use the last-in, first-out ("LIFO") method to determine the cost of most of our inventories. If the LIFO method had not been used, inventories at current cost would have been $121.1 million higher than reported as of April 30, 2006, and $127.0 million higher than reported as of January 31, 2007. Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

3.   Income Taxes

Our consolidated quarterly effective tax rate is based upon our expected annual operating income, statutory tax rates, and tax laws in the various jurisdictions in which we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. The effective tax rate of 32.2% for continuing operations for the nine months ended January 31, 2007, is based on an expected effective tax rate of 32.4% on ordinary income for the full fiscal year, and was affected by an approximate 3% tax rate on the gain on the sale of a wine production facility in September 2006 (see Note 13).

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

Lenox's results of operations and the impairment charge and other transaction costs have been classified as discontinued operations, net of income taxes, in the accompanying consolidated statement of operations for the nine months ended January 31, 2006.

After the sale of Lenox, we retained ownership of Brooks & Bentley, a former subsidiary of Lenox, located in the United Kingdom. We signed a contract to sell Brooks & Bentley in March 2007. Also, on November 16, 2006, the Board of Directors, after reviewing various strategic alternatives, decided to pursue a sale of our wholly-owned subsidiary, Hartmann, Inc. ("Hartmann"). Accordingly, the assets and liabilities of Brooks & Bentley and Hartmann are classified as held for sale in the accompanying consolidated balance sheets, and their operating results are classified as discontinued operations in the accompanying consolidated statements of operations. The results of discontinued operations for the three-month and nine-month periods ended January 31, 2007, include a $9.4 million impairment charge. The majority of this impairment relates to the decision made in the third quarter by our Board of Directors to sell Hartmann and to focus our efforts entirely on our beverage business. The $6.9 million pre-tax impairment charge associated with Hartmann consisted of a goodwill impairment of $3.6 million and an impairment charge of $3.3 million that represented the excess of the carrying value of the net assets to be sold over the expected sales proceeds, net of estimated costs to sell.

Before we decided to sell Hartmann, no impairment charge was recorded because we believed its operations would generate sufficient future cash flows to enable us to fully recover its carrying amount. The decision to sell Hartmann reflects the Board's opinion that the sum of the price to be obtained from the sale and the strategic value of focusing entirely on our beverage business is greater than the value of continuing to operate Hartmann.

There was also $2.5 million pre-tax impairment charge recorded during the quarter for Brooks & Bentley. This impairment charge reflected a revision to its estimated fair value and costs to sell, based on the negotiations that resulted in our reaching an agreement to sell Brooks & Bentley in March 2007.

A summary of discontinued operations follows:

(Dollars in millions)               Three Months Ended       Nine Months Ended
                                        January 31,             January 31,
                                     2006        2007        2006        2007
                                    ------      ------      ------      ------

Net sales                           $ 17.8      $ 16.0      $150.6      $ 40.8
Operating expenses                   (16.4)      (15.6)     (165.2)      (42.7)
Impairment charges                      --        (9.4)      (59.5)       (9.4)
Transaction costs                     (0.7)         --       (10.3)         --
                                    ------      ------      ------      ------

  Income (loss) before income taxes    0.7        (9.0)      (84.4)      (11.3)

Income tax (expense) benefit          (0.3)        2.5         6.6         3.1
                                    ------      ------      ------      ------
  Net income (loss) from
   discontinued operations          $  0.4      $ (6.5)     $(77.8)     $ (8.2)
                                    ======      ======      ======      ======

The net assets held for sale consist of the following:

(Dollars in millions)                          April 30,      January 31,
                                                 2006            2007
                                                ------          ------
Current assets:
   Accounts receivable, net                     $ 11.0          $  8.4
   Inventories                                    14.7             7.9
   Other                                           0.6             0.5
                                                ------          ------
                                                  26.3            16.8
                                                ------          ------
Noncurrent assets:
   Property, plant and equipment, net              3.3             1.7
   Goodwill                                        3.6              --
   Other                                           6.5             5.1
                                                ------          ------
                                                  13.4             6.8
                                                ------          ------
Current liabilities:
   Accounts payable and accrued expenses           6.3             5.4
   Accrued income taxes                             --             0.5
                                                ------          ------
                                                   6.3             5.9
                                                ------          ------
Noncurrent liabilities:
   Long-term debt                                  2.2             2.2
   Accrued postretirement benefits                 0.3             0.3
                                                ------          ------
                                                   2.5             2.5
                                                ------          ------

Net assets held for sale                        $ 30.9          $ 15.2
                                                ======          ======

5.   Earnings Per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock-based compensation awards, including stock options, stock-settled stock appreciation rights ("SSARs"), and non-vested restricted stock. Stock-based awards for approximately 325,000 common shares were excluded from the calculation of diluted earnings per share for the periods ended January 31, 2007, because the exercise price of the awards was greater than the average market price of the shares. No stock-based awards were excluded from the calculation of diluted earnings per share for the periods ended January 31, 2006.

The following table presents information concerning basic and diluted earnings per share:

                                                     Three Months Ended          Nine Months Ended
                                                         January 31,                January 31,
(Dollars in millions, except per share amounts)      2006          2007          2006         2007
                                                   -------       -------       -------      -------
Basic and diluted net income (loss):
Continuing operations                               $120.1        $111.6        $319.9        $330.9
Discontinued operations                                0.4          (6.5)        (77.8)         (8.2)
                                                   -------       -------       -------       -------
   Total                                            $120.5        $105.1        $242.1        $322.7
                                                   =======       =======       =======       =======

Share data (in thousands):
Basic average common shares outstanding            122,116       122,964       122,027       122,810
Dilutive effect of non-vested restricted stock          33            62            28            55
Dilutive effect of stock options and SSARs           1,409         1,204         1,266         1,324
                                                   -------       -------       -------       -------
   Diluted average common shares outstanding       123,558       124,230       123,321       124,189
                                                   =======       =======       =======       =======

Basic earnings (loss) per share:
Continuing operations                               $0.984        $0.907        $2.621        $2.694
Discontinued operations                              0.003        (0.052)       (0.637)       (0.066)
                                                   -------       -------       -------       -------
   Total                                            $0.987        $0.855        $1.984        $2.628
                                                   =======       =======       =======       =======

Diluted earnings (loss) per share:
Continuing operations                               $0.972        $0.898        $2.594        $2.664
Discontinued operations                              0.003        (0.052)       (0.631)       (0.066)
                                                   -------       -------       -------       -------
   Total                                            $0.975        $0.846        $1.963        $2.598
                                                   =======       =======       =======       =======

6.   Goodwill and Other Intangible Assets

The following table shows the changes in the amounts recorded as goodwill during the nine months ended January 31, 2007:

(Dollars in millions)

Balance as of April 30, 2006                    $191.8
Acquisition of Chambord (Note 10)                126.9
Acquisition of Casa Herradura (Note 11)          344.2
Foreign currency translation adjustment            1.8
                                                ------
Balance as of January 31, 2007                  $664.7
                                                ======


As of April 30, 2006, our other intangible assets consisted of trademarks and brand names, with indefinite useful lives. As of January 31, 2007, our other intangible assets consisted of:

                                            Gross Carrying        Accumulated
(Dollars in millions)                           Amount            Amortization

Finite-lived intangible assets:
   Customer relationships                        $ 5.3               $  --
   Distribution rights                            25.0                (0.1)
                                                ------               ------
                                                 $30.3               $(0.1)
                                                ======               ======
Indefinite-lived intangible assets:
   Trademarks and brand names                   $654.4                  --

There was no amortization expense related to intangible assets during the three-month and nine-month periods ended January 31, 2006. Amortization expense related to intangible assets was $0.1 million for both the three-month and nine-month periods ended January 31, 2007. The projected amortization expense for the remainder of fiscal 2007 is $1.3 million. Amortization expense of approximately $5.1 million is projected for each of the next five fiscal years. However, actual amounts of future amortization expense may differ due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, purchase price reallocations, and other events.

7.   Pension and Other Postretirement Benefits

The following table shows the components of the pension and other postretirement benefit expense recognized during the periods covered by this report:

(Dollars in millions)                     Three Months Ended   Nine Months Ended
                                              January 31,          January 31,
                                            2006      2007       2006      2007
                                           ------    ------     ------    ------
Pension Benefits:
   Service cost                             $3.0      $3.1       $9.1     $ 9.3
   Interest cost                             5.3       5.9       15.9      17.6
   Expected return on plan assets           (7.6)     (7.7)     (23.0)    (23.0)
   Amortization of:
      Unrecognized prior service cost        0.1       0.2        0.4       0.5
      Unrecognized net loss                  2.1       2.8        6.3       8.5
                                           ------    ------     ------    ------
   Net expense                              $2.9      $4.3       $8.7     $12.9
                                           ======    ======     ======    ======
Other Postretirement Benefits:
   Service cost                             $0.3      $0.3       $0.8      $0.8
   Interest cost                             0.6       0.7        1.9       2.2
   Amortization of unrecognized net loss     0.1       0.1        0.2       0.3
                                           ------    ------     ------    ------
   Net expense                              $1.0      $1.1       $2.9      $3.3
                                           ======    ======     ======    ======


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

A law firm has sued Brown-Forman and many other manufacturers and marketers of spirits, wines, and beer in a series of nine very similar class action lawsuits seeking damages and injunctive relief from alleged marketing of beverage alcohol to underage consumers. The suits allege that the defendants engage in deceptive and negligent marketing practices targeting underage consumers. They seek to recover on behalf of parents those funds that their children spent on the illegal purchase of alcohol as well as disgorgement of all profits from the alleged illegal sales. Brown-Forman is vigorously defending these cases. Six of the suits have been dismissed by trial court and are being appealed. One case remains pending on a motion to dismiss. Two others were voluntarily withdrawn. We cannot yet predict the outcome of these claims, including whether we will incur related losses or the amount of such losses. Since we cannot estimate the amount of possible loss, no amounts have been accrued. However, an unfavorable result in these or similar class action lawsuits could have a material adverse impact on our business.

9.   Comprehensive Income

Comprehensive income is a broad measure of the effects of all transactions and events (other than investments by or distributions to shareholders) that are recognized in stockholders' equity, regardless of whether those transactions and events are included in net income. The following table adjusts the Company's net income for the other items included in the determination of comprehensive income:


(Dollars in millions)                        Three Months Ended       Nine Months Ended
                                                 January 31,             January 31,
                                              2006        2007        2006        2007
                                             ------      ------      ------      ------
Continuing operations:
  Net income                                 $120.1      $111.6      $319.9      $330.9
  Other comprehensive income (loss):
    Net loss (gain) on cash flow hedges        (1.2)        1.5         1.1         2.0
    Net gain on securities                       --          --         0.1          --
    Foreign currency translation adjustment     2.3         4.2       (10.5)        6.3
                                             ------      ------      ------      ------
                                                1.1         5.7        (9.3)        8.3
                                             ------      ------      ------      ------
      Comprehensive income                    121.2       117.3       310.6       339.2
                                             ------      ------      ------      ------
Discontinued operations:
  Net income (loss)                             0.4        (6.5)      (77.8)       (8.2)
  Other comprehensive income (loss):
    Pension liability adjustment                 --          --        27.6          --
    Foreign currency translation adjustment      --         0.2        (0.9)        0.7
                                             ------      ------      ------      ------
                                                 --         0.2        26.7         0.7
                                             ------      ------      ------      ------
      Comprehensive income (loss)               0.4        (6.3)      (51.1)       (7.5)
                                             ------      ------      ------      ------
Total comprehensive income                   $121.6      $111.0      $259.5      $331.7
                                             ======      ======      ======      ======

Accumulated other comprehensive income (loss) consisted of the following:

(Dollars in millions)                           April 30,      January 31,
                                                  2006            2007
                                                 ------          ------
Pension liability adjustment                     $ (4.6)         $ (4.6)
Cumulative translation adjustment                  23.8            30.8
Unrealized loss on cash flow hedge contracts       (1.4)            0.6
Unrealized gain on securities                       0.2             0.2
                                                 ------          ------
                                                 $ 18.0           $27.0
                                                 ======          ======

10.   Acquisition of Chambord Liqueur

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

The acquisition consists primarily of the Chambord brand name and goodwill, to which we have preliminarily allocated $116.5 million and $126.9 million of the purchase price, respectively. The transaction provides valuable strategic opportunities, which we believe will enable us to leverage our strong brand building skills and our current distribution network, allowing us to grow sales of this super-premium priced product around the world. We also believe that the brand will provide us with additional distributor influence and that it complements several other brands in our portfolio, allowing for cross-selling, merchandising, and promotion, which will lead to overall increased sales. These factors contributed to a purchase price that resulted in the recognition of
$126.9 million of goodwill. The entire amount allocated to goodwill is deductible for income tax purposes. The initial allocation of the purchase price was based on preliminary estimates and may be revised as asset valuations are finalized. The operating results of Chambord have been consolidated with our financial statements since the acquisition date. Consolidated pro forma operating results for the three-month and nine-month periods ended January 31, 2006 and 2007 would not have been materially different from the actual amounts reported for those periods.

11.  Acquisition of Casa Herradura

On January 18, 2007, we completed the acquisition contemplated in the Asset Purchase Agreement dated as of August 25, 2006 among Jose Guillermo Romo de la Pena, Luis Pedro Pablo Romo de la Pena, Grupo Industrial Herradura, S.A. de C.V. ("Casa Herradura"), certain of their respective affiliates, Brown-Forman and Brown-Forman Tequila Mexico, S. de R.L. de C.V., a subsidiary of Brown-Forman, as amended (the "Purchase Agreement"). Pursuant to the Purchase Agreement, we acquired substantially all of the assets of Casa Herradura and its affiliates relating to its tequila business, including the Herradura and el Jimador tequilas, the New-Mix tequila-based ready to drink brand, the trade names and trademarks associated with such brands and other acquired brands, as well as related production facilities and sales and distribution organization in Mexico.

We believe this acquisition provides us with several strategic opportunities, including the ownership of two strong, established brands, Herradura and el Jimador, that compete at the super-premium and premium levels, respectively, in the world's largest tequila markets - the U.S. and Mexico. In addition, we believe the growth potential for these brands is very attractive based on the fact that tequila is the fastest growing spirits category in both markets. We expect these brands will help advance our entire business within the Hispanic population, which is the fastest growing demographic segment in the United States, and increase our participation in the popular cocktail culture of the United States, where the tequila-based margarita is the most frequently called-for mixed drink. We also believe the infrastructure in Mexico will give us a strong business platform to advance our entire portfolio in an important international market where we have had very little presence historically. We expect to leverage our current distribution network outside of Mexico, allowing us to grow sales of these super-premium and premium brands in the U.S. and to expand the brands' presence in the rest of the world where the opportunities for growth appear numerous given the virtual non-existence of tequila. Finally, by further expanding and diversifying our portfolio, we believe that these brands will provide us with additional clout with our distributors and that the brands' performance will benefit significantly from our strong brand building skills. These factors contributed to a purchase price that resulted in the recognition of the goodwill shown below.

The cost of the acquisition was $794.9 million, consisting of the purchase price of $778.1 million and transaction costs of $16.8 million. The purchase price is subject to customary post-closing working capital adjustments. The cost of the acquisition has been preliminarily allocated based on management's estimates and independent appraisals as follows:

(Dollars in millions)

Accounts receivable:
 Trade                                                  $ 51.8
 Other                                                    46.9
Inventories                                              140.8
Property, plant, and equipment                            63.0
Deferred income taxes                                      4.3
Goodwill                                                 344.2
Other intangible assets                                  216.6
                                                        ------
   Total assets                                          867.6
                                                        ------

Accounts payable and accrued expenses                     71.2
Long-term debt                                             0.2
Other noncurrent liabilities                               1.3
                                                        ------
   Total liabilities                                      72.7
                                                        ------
   Net assets acquired                                  $794.9
                                                        ======

A preliminary valuation of the acquired intangible assets was performed by a third party valuation specialist to assist us in determining the fair value of each identifiable intangible asset. Standard valuation procedures were used in determining the fair value of the acquired intangible assets. The following table summarizes the identified intangible asset categories and their weighted average amortization period, where applicable:

                                         Weighted Average
                                       Amortization Period       Fair Value

Finite-lived intangible assets:
 Customer relationships                      37.0 years             $5.3

Indefinite-lived intangible assets:
 Trademarks and brand names                                       $211.3
 Goodwill                                                          344.2


The initial allocation of the cost of the acquisition was based on preliminary estimates and will be revised as asset valuations are finalized and further information is obtained on the fair value of liabilities. The entire preliminary goodwill amount of $344.2 million is expected to be deductible for tax purposes.

We financed the acquisition with approximately $115 million of cash and approximately $680 of commercial paper, some of which we expect to replace with long-term debt by the end of the fiscal year. In connection with the financing, we obtained an $800 million bridge facility that backs up our commercial paper and matures in December 2007. We also expect to replace our existing $400 million revolving credit facility with a larger credit facility by the end of the fiscal year.

The operating results of Casa Herradura have been consolidated with our financial statements since the acquisition date. Consolidated pro forma operating results for the three-month and nine-month periods ended January 31, 2006 and 2007 would not have been materially different from the actual amounts reported for those periods.


12.  Acquisition of Distribution Rights

Prior to our acquisition of Casa Herradura, it had granted to a third party the rights to distribute the Herradura brand in the United States through December 31, 2011. Upon completing the acquisition of Casa Herradura, we acquired those distribution rights from that third party at a cost of $25.0 million. That amount, which is included in other intangible assets in the accompanying consolidated balance sheet as of January 31, 2007, will be amortized on a straight-line basis over the period ending December 31, 2011.

13.   Other Income

During July 2005, we entered into an agreement with LVMH Moet Hennessey Louis Vuitton for the early termination of our long-term importing and marketing agreements for Glenmorangie products in the United States, Canada, and certain countries in Europe and Asia. We received approximately $13.5 million for the early termination, which is included in "other income" for the nine months ended January 31, 2006, in the accompanying consolidated statements of operations.

During January 2006, we received proceeds of $24.8 million as compensation for Pernod Ricard assuming the distribution of its brands from Swift+Moore, an Australian distribution company co-owned by Pernod Ricard (following its purchase of Allied-Domecq) and Brown-Forman. This amount is recorded in "other income" for the periods ended January 31, 2006. Pernod Ricard surrendered its ownership interest in Swift+Moore to Brown-Forman effective February 1, 2006, resulting in Brown-Forman becoming 100% owner of Swift+Moore as of that date. Swift+Moore will continue to distribute our brands in Australia.

During January 2006, we sold winery land and buildings in California for $7.0 million, resulting in a gain of $4.6 million that is included in "other income" for the periods ended January 31, 2006.

During  September  2006, we entered into an agreement with Gruppo  Italiano Vini
(GIV) for the production of Bolla Italian wines. Under the agreement, we also sold our main Bolla wine production facility in Pedemonte, Italy to GIV, which now produces Bolla Italian Wines for us. We recognized a gain on the sale of $11.1 million, which is included in "other income" for the nine months ended January 31, 2007, in the accompanying consolidated statements of operations. The agreement also named GIV as Bolla's distributor in the Italian domestic market. We maintained worldwide ownership of the Bolla trademark and continue to sell Bolla Wines in the brand's other markets.


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

In September 2006, the FASB issued Statement No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (FAS 158). FAS 158 requires that employers recognize the funded status of their defined benefit pension and other postretirement plans on the balance sheet and recognize as a component of other comprehensive income, net of tax, the plan-related gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. We will prospectively adopt FAS 158 on April 30, 2007. Based on the funded status of our plans as of the date of our most recent actuarial valuation, we expect the adoption of FAS 158 to reduce reported stockholders' equity by approximately $100 million. However, the actual impact of adopting FAS 158 is highly dependent on a number of factors, including the discount rates in effect at the next measurement date, and the actual rate of return on pension assets during fiscal 2007. These factors could significantly increase or decrease the expected impact of adopting FAS 158.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year
Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of our 2007 fiscal year. We do not expect the adoption of SAB 108 to have a significant impact on our financial statements.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis along with our 2006 Annual Report. Note that the results of operations for the nine months ended January 31, 2007, do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, "we," "us," and "our" refer to Brown-Forman Corporation.

Important Note on Forward-Looking Statements:
This report contains statements, estimates, or projections that constitute "forward-looking statements" as defined under U.S. federal securities laws. Generally, the words "expect," "believe," "intend," "estimate," "will," "anticipate," and "project," and similar expressions identify a forward-looking statement, which speaks only as of the date the statement is made. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. We believe that the expectations and assumptions with respect to our forward-looking statements are reasonable. But by their nature, forward-looking statements involve known and unknown risks, uncertainties and other factors that in some cases are out of our control. These factors could cause our actual results to differ materially from Brown-Forman's historical experience or our present expectations or projections. Here is a non-exclusive list of such risks and uncertainties:

 - changes in general economic conditions, particularly in the United States where we earn a significant portion of our profits;
 - lower consumer confidence or purchasing in the wake of catastrophic events;
 - tax increases, whether at the federal or state level or in major international markets and/or tariff barriers or other restrictions affecting beverage alcohol;
 - limitations and restrictions on distribution of products and alcohol marketing, including advertising and promotion, as a result of stricter governmental policies adopted either in the United States or globally;
 - adverse developments in the class action lawsuits filed against Brown-Forman and other spirits, beer and wine manufacturers alleging that our industry conspired to promote the consumption of alcohol by those under the legal drinking age;
 - a strengthening U.S. dollar against foreign currencies, especially the British Pound, Euro, Australian Dollar, and the Mexican Peso;
 - reduced bar, restaurant, hotel and travel business, including travel retail, in the wake of terrorist attacks;
 - lower consumer confidence or purchasing associated with high energy prices;
 - longer-term, a change in consumer preferences, social trends or cultural trends that results in the reduced consumption of our premium spirits brands;
 - changes in distribution arrangements in major markets that limit our ability to market or sell our products;
 - increases in the price of energy or raw materials, including grapes, grain, wood, glass, and plastic;
 - excess wine inventories or a world-wide oversupply of grapes;
 - termination of our rights to distribute and market agency brands included in our portfolio;
 - counterfeit production of our products could adversely affect our intellectual property rights, brand equity and operating results;
 - adverse developments as a result of state investigations of beverage alcohol industry trade practices of suppliers, distributors and retailers.

Results of Operations:
Third Quarter Fiscal 2007 Compared to Third Quarter Fiscal 2006

A summary of our operating performance (expressed in millions, except percentage and per share amounts) is presented below. Continuing Operations consist of our beverage business. Discontinued Operations consist of Lenox, Brooks & Bentley, and Hartmann, which previously comprised our consumer durables business.

                                             Three Months Ended
                                                 January 31,
CONTINUING OPERATIONS                       2006             2007         Change
                                           ------           ------        ------
Net sales                                  $627.6           $754.8          20%
Gross profit                                330.8            387.3          17%
Advertising expenses                         84.7             94.2          11%
Selling, general, and
 administrative expenses                    113.3            129.2          14%
Other (income), net                         (32.5)            (4.9)
   Operating income                         165.3            168.8           2%
Interest expense (income), net               (0.3)             2.5
   Income before income taxes               165.6            166.3           0%
Income taxes                                 45.5             54.7
   Net income                               120.1            111.6          (7%)

Gross margin                                 52.7%            51.3%

Effective tax rate                           27.5%            32.9%

Earnings per share:
   Basic                                     0.984            0.907         (8%)
   Diluted                                   0.972            0.898         (8%)


Diluted earnings from continuing operations for the quarter ended January 31, 2007 of $0.90 per share dropped 8% from the $0.97 earned in the same prior year period. The decline in earnings was driven by the absence of a net $0.14 per share benefit related to changes in our Australian distribution joint venture and a $0.04 per share gain on the sale of winery property, both recorded in last year's third quarter. Excluding these two items, earnings improved for the quarter, reflecting solid profit growth for Jack Daniel's Tennessee Whiskey, Southern Comfort and Finlandia and strong performance for the Jack Daniel's & Cola ready-to-drink product sold primarily in Australia. The effect of including the operating results of Casa Herradura for the 13 days of the quarter for which we owned the business was not significant to the overall sales for the quarter.

Net sales grew 20% and gross profit increased 17% in the quarter. The weaker U.S. dollar accounted for about 4 points of the revenue and gross profit growth, as sales of our brands outside the United States continued to benefit from favorable foreign exchange trends. Net sales also benefited approximately 6 points due to a change in our distribution system in Australia that not only temporarily interrupted the recognition of sales last year, but also resulted in our becoming responsible for the collection and remittance of excise taxes in that market.

Advertising investments behind our brands increased $9.5 million, or 11% in the quarter. The weaker U.S. dollar contributed about 3 points to this growth while the remaining increase reflected higher investments behind Jack Daniel's, Finlandia and Chambord. SG&A expenses increased $15.9 million, or 14% in the quarter. Approximately $4.9 million of this growth over the prior-year period was related to the previously mentioned changes in our distribution arrangement in Australia and approximately $3 million is due to transition expenses associated with the Casa Herradura transaction.

Operating income increased $3.5 million in the quarter, up a modest 2% over the same prior year period. The absence of a net $13.1 million benefit related to changes in our Australian distribution joint venture and a $4.6 million gain, due in part to the previously mentioned net gain on the sale on the sale of winery property, both recorded in last year's third quarter, are making operating income comparisons difficult for the third quarter of fiscal 2007. Adjusting for these items, operating income grew at a solid rate, reflecting gross profit gains that more than offset increases in both SG&A and brand investments.

Jack Daniel's global depletions continued to grow at a mid-single digit rate in the quarter with volumes improving in the low-single digits in the U.S. and at a double-digit rate internationally. Notable double-digit gains were recorded in the brand's key international markets of the U.K., Germany, South Africa, France, Australia, Japan, and Poland. Global volumes for Southern Comfort grew at a mid-single digit rate in the quarter, led by strong growth in the U.K. and South Africa. Finlandia volumes grew at a double-digit rate, fueled by continued strong growth in Eastern Europe.

DISCONTINUED OPERATIONS

As discussed in Note 4 to the accompanying financial statements, we sold Lenox during fiscal 2006, signed a contract to sell Brooks & Bentley in March 2007, and expect to dispose of Hartmann by the end of fiscal 2007. As a result, we have reported them as discontinued operations in the accompanying financial statements.
                                              Three Months Ended
                                                 January 31,
                                            2006             2007
                                           ------           ------
Net income (loss)                           $ 0.4           $(6.5)

Earnings (loss) per share:
   Basic                                    0.003          (0.052)
   Diluted                                  0.003          (0.052)


For the three months ended January 31, 2007, we reported a net loss from discontinued operations of $6.5 million versus net income of $0.4 million for the same prior year period. This year's loss includes a pre-tax impairment charge of $9.4 million. The majority of this impairment relates to the decision made in the third quarter by our Board of Directors to sell Hartmann and to focus our efforts entirely on our beverage business. The $6.9 million pre-tax impairment charge associated with Hartmann consisted of a goodwill impairment of $3.6 million and an impairment charge of $3.3 million that represented the excess of the carrying value of the net assets to be sold over the expected sales proceeds, net of estimated costs to sell.

Before we decided to sell Hartmann, no impairment charge was recorded because we believed its operations would generate sufficient future cash flows to enable us to fully recover its carrying amount. The decision to sell Hartmann reflects the Board's opinion that the sum of the price to be obtained from the sale and the strategic value of focusing entirely on our beverage business is greater than the value of continuing to operate Hartmann.

There was also $2.5 million pre-tax impairment charge recorded during the quarter for Brooks & Bentley. This impairment charge reflected a revision to its estimated fair value and costs to sell, based on the negotiations that resulted in our reaching an agreement to sell Brooks & Bentley in March 2007.

Results of Operations:
Nine Months Fiscal 2007 Compared to Nine Months Fiscal 2006

A summary of our operating performance (expressed in millions, except percentage and per share amounts) is presented below. Continuing Operations consist of our beverage business. Discontinued Operations consist of Lenox, Brooks & Bentley, and Hartmann, which previously comprised our consumer durables business.

                                              Nine Months Ended
                                                 January 31,
CONTINUING OPERATIONS                       2006             2007         Change
                                           ------           ------        ------
Net sales                                $1,827.1         $2,115.4          16%
Gross profit                                985.4          1,118.9          14%
Advertising expenses                        243.2            267.2          10%
Selling, general, and
 administrative expenses                    328.5            378.1          15%
Other (income), net                         (46.7)           (20.1)
   Operating income                         460.4            493.7           7%
Interest expense, net                         3.7              5.4
   Income before income taxes               456.7            488.3           7%
Income taxes                                136.8            157.4
   Net income                               319.9            330.9           3%

Gross margin                                 53.9%            52.9%

Effective tax rate                           30.0%            32.2%

Earnings per share:
   Basic                                    $2.621           $2.694          3%
   Diluted                                   2.594            2.664          3%


Net sales and gross profit increased 16% and 14%, respectively, reflecting solid gains for most brands, but particularly Jack Daniel's, Southern Comfort, Jack Daniel's & Cola, and Finlandia. Also contributing to these increases were positive benefits from foreign exchange, which accounted for about 3 points of growth for both net sales and gross profit. Changes in our go-to-market strategies in several markets, most notably Germany and Australia, added approximately 5 points of the net sales growth through January.

Advertising expenses were up $24.0 million, or 10%, for the first nine months of the fiscal year, reflecting incremental investments behind most brands in our portfolio but most notably Jack Daniel's, Finlandia, Korbel Champagne, and several developing super-premium brands, including Chambord.

SG&A expenses were up $49.6 million, or 15%, on for the first nine months of fiscal 2007 compared to the same prior year period. Changes in our go-to-market strategy in Australia and Germany as well as in the U.S. accounted for approximately 7% of the year-to-year growth in SG&A through January. The remaining increase reflects severance benefits for employees of the Pedemonte facility in Italy, transition expenses associated with the integration of the Casa Herradura business, higher pension and other postretirement costs, and general inflation.

Operating income grew $33.3 million, or 7%, year-over-year. Volume gains and margin improvements (when excluding the effect of excise taxes) for the majority of our brands, but particularly Jack Daniel's, Southern Comfort, and Jack Daniel's & Cola, partially offset by increased advertising and promotional investments and higher levels of SG&A spending, fueled the gain in operating income.

The increase in the effective tax rate from 30.0% to 32.2% largely reflects the tax benefit achieved last year by offsetting various capital gain items (the early termination of Glenmorangie marketing and distribution rights, the sale of winery assets, and consideration received from changes in our Australian distribution operation) against the capital loss resulting from the sale of Lenox.

For the first nine months of the fiscal year, diluted earnings per share were $2.66, up 3% from the $2.59 earned in the same period last year. Year-to-date results benefited from solid growth for Jack Daniel's, Southern Comfort, and improved volume and profits from the Jack Daniel's & Cola ready-to-drink product that is sold primarily in Australia. Year-over-year comparisons were affected by the following:

Recorded last year:

 - profits associated with the early termination of Glenmorangie marketing and distribution rights of approximately $0.11 per share;
 - a net benefit received from changes in our Australian distribution operation of approximately $0.14 per share; and
 - a net gain on the sale of winery assets of approximately $0.04 per share.

Recorded this year:

 - profits associated with the sale of an Italian winery of approximately $0.08 per share; and
 - an $0.11 per share benefit of favorable foreign currency fluctuations.

DISCONTINUED OPERATIONS

As discussed in Note 4 to the accompanying financial statements, we sold Lenox during fiscal 2006, signed a contract to sell Brooks & Bentley in March 2007, and expect to dispose of Hartmann by the end of fiscal 2007. As a result, we have reported them as discontinued operations in the accompanying financial statements.
                                              Nine Months Ended
                                                 January 31,
                                            2006             2007
                                           ------           ------
Net loss                                   $(77.8)          $(8.2)

Loss per share:
   Basic                                   (0.637)         (0.066)
   Diluted                                 (0.631)         (0.066)


For the nine months ended January 31, 2007, we reported a net loss from discontinued operations of $8.2 million versus a net loss of $77.8 million for the same prior year period. Last year's loss included a non-cash impairment charge and transaction costs totaling $69.8 million in addition to a loss from the operations of Lenox incurred during the period prior to the sale. As previously discussed, this year's loss includes a pre-tax $9.4 million impairment charge related to Brooks & Bentley and Hartmann.


OUTLOOK FOR CONTINUING OPERATIONS

Excluding the recent acquisition of Casa Herradura, and on a comparable basis with prior guidance for this year, we have narrowed the range of our full-year earnings outlook to $3.20 to $3.30 per share. This compares favorably to the $3.14 to $3.30 per share guidance provided at the end of the second quarter. This updated outlook continues to include an $0.08 per share gain from the sale of the Italian winery and represents forecasted growth of 10% to 14% over adjusted prior-year earnings of $2.90 per share. The revised outlook anticipates, in the fourth quarter of the fiscal year, an expected higher tax rate versus the prior year period, further increases in spending behind our premium global brands, higher grain costs, expected further reductions in global distributor inventory levels, and additional benefits from a weaker U.S. dollar.

As previously communicated, we project the acquisition of Casa Herradura, which closed on January 18, 2007, to be dilutive to earnings for this fiscal year in the range of $0.14 to $0.18 per share, which includes $0.02 reported in the third quarter.


LIQUIDITY AND FINANCIAL CONDITION

Cash and cash equivalents decreased by $220.9 million during the nine months ended January 31, 2007, compared to an increase of $71.3 million during the same period last year. Cash provided by operations grew from $243.4 million to $277.6 million, reflecting a $3.7 million increase in cash from continuing operations, largely attributable to higher earnings, and a $30.5 million increase in cash provided by discontinued operations. Cash used for investing activities increased by $1,029.9 million, largely reflecting the acquisitions of Chambord and Casa Herradura (discussed below) for a total of $1,045.5 million during fiscal 2007. Cash used for financing activities increased by $702.0 million, primarily reflecting the issuance of commercial paper to finance the acquisition of Casa Herradura.

Effective May 31, 2006, we completed the acquisition of Chambord Liqueur and all related assets from Chatam International Incorporated and its operating subsidiary, Charles Jacquin et Cie Inc., for $250.6 million, including transaction costs. The acquisition consists primarily of the Chambord brand name and goodwill, to which we have preliminarily allocated $116.5 million and $126.9 million of the purchase price, respectively.

On January 18, 2007, we completed the acquisition of substantially all of the assets of Casa Herradura and its affiliates relating to its tequila business, including the Herradura and el Jimador tequilas, the New-Mix tequila-based ready to drink brand, the trade names and trademarks associated with such brands and other acquired brands, as well as related production facilities and sales and distribution organization in Mexico. The cost of the acquisition, including transaction costs, was $794.9 million, which has been preliminarily allocated to the acquired assets and liabilities (see Note 11 to the accompanying condensed consolidated financial statements). We financed the acquisition with approximately $115 million of cash and approximately $680 of commercial paper, some of which we expect to replace with long-term debt by the end of the fiscal year. In connection with the financing, we obtained an $800 million bridge facility that backs up our commercial paper and matures in December 2007. We also expect to replace our existing $400 million revolving credit facility with a larger credit facility by the end of the fiscal year.

On November 16, 2006, the Board of Directors, after reviewing various strategic alternatives, decided to pursue a sale of our wholly-owned subsidiary, Hartmann, Inc. This process has been initiated. Prior period amounts have been recast to reflect Hartmann, Inc. as a component of discontinued operations and net assets held for sale.


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

In September 2006, the FASB issued Statement No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (FAS 158). FAS 158 requires that employers recognize the funded status of their defined benefit pension and other postretirement plans on the balance sheet and recognize as a component of other comprehensive income, net of tax, the plan-related gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. We will prospectively adopt FAS 158 on April 30, 2007. Based on the funded status of our plans as of the date of our most recent actuarial valuation, we expect the adoption of FAS 158 to reduce reported stockholders' equity by approximately $100 million. However, the actual impact of adopting FAS 158 is highly dependent on a number of factors, including the discount rates in effect at the next measurement date, and the actual rate of return on pension assets during fiscal 2007. These factors could significantly increase or decrease the expected impact of adopting FAS 158.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year
Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of our 2007 fiscal year. We do not expect the adoption of SAB 108 to have a significant impact on our financial statements.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.


Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We hold debt obligations, foreign currency forward and option contracts, and commodity futures contracts that are exposed to risk from changes in interest rates, foreign currency exchange rates, and commodity prices, respectively. Established procedures and internal processes govern the management of these market risks. As of January 31, 2007, we do not consider the exposure to these market risks to be material.

Item 4.   Controls and Procedures

The Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") of Brown-Forman (its principal executive and principal financial officers) have evaluated the effectiveness of the company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that the company's disclosure controls and procedures: are effective to ensure that information required to be disclosed by the company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by the company in such reports is accumulated and communicated to the company's management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended January 31, 2007, Brown-Forman acquired Casa Herradura, which was previously a privately held company based in Mexico. See Note 11 to the condensed consolidated financial statements included in Item 1 for a discussion of the acquisition and related financial data. Brown-Forman is in the process of integrating the Casa Herradura operations and will be incorporating these operations as part of our internal controls. However, for purposes of this evaluation the disclosure controls and procedures of the Casa Herradura operations were excluded.

There has been no change in the company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting, other than with respect to the Casa Herrradura operations, which have been excluded from management's evaluation as noted above.

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


                                                BROWN-FORMAN CORPORATION
                                                     (Registrant)


Date:   March 9, 2007                      By:  /s/ Phoebe A. Wood
                                                Phoebe A. Wood
                                                Vice Chairman and
                                                 Chief Financial Officer
                                                (On behalf of the Registrant and
                                                 as Principal Financial Officer)

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



Date:   March 9, 2007                      By:  /s/ Paul C. Varga
                                                Paul C. Varga
                                                Chief Executive Officer

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



Date:   March 9, 2006                      By:  /s/ Phoebe A. Wood
                                                Phoebe A. Wood
                                                Chief Financial Officer

                                                                     Exhibit 32

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Brown-Forman Corporation ("the Company") on Form 10-Q for the period ended January 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in the capacity as an officer of the Company, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:   March 9, 2007                      By:  /s/ Paul C. Varga
                                           Paul C. Varga
                                           President and Chief Executive Officer



                                           By:  /s/ Phoebe A. Wood
                                           Phoebe A. Wood
                                           Vice Chairman and
                                            Chief Financial Officer



A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

This certificate is being furnished solely for purposes of Section 906 and is not being filed as part of the Periodic Report.