Form 10-K
period 2007-04-30
BROWN FORMAN CORP
filed 2007-06-28
CIK 14693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended April 30, 2007
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value, as of the last business day of the most recently completed second fiscal quarter, of the voting and nonvoting equity held by nonaffiliates of the registrant was approximately $4,400,000,000.

The number of shares outstanding for each of the registrant's classes of Common Stock on May 31, 2007 was:
     Class A Common Stock (voting)            56,870,147
     Class B Common Stock (nonvoting)         66,388,156

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's 2007 Annual Report to Stockholders are incorporated by reference into Parts I, II, and IV of this report. Portions of the Proxy Statement of Registrant for use in connection with the Annual Meeting of Stockholders to be held July 26, 2007 are incorporated by reference into Part III of this report.

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

We primarily manufacture, bottle, import, export, and market a wide variety of alcoholic beverage brands. We also manufacture and market new and used oak barrels. Our principal beverage brands are:

     Jack Daniel's Tennessee Whiskey               Fontana Candida Wines
     Southern Comfort                              Gala Rouge Wines
     Finlandia Vodka                               Herradura Tequila
     Gentleman Jack                                Jekel Vineyards
     Jack Daniel's Single Barrel                   Korbel California Champagnes*
     Jack Daniel's Ready-to-Drinks                 Little Black Dress Wines
     Amarula Cream Liqueur*                        Mariah Vineyards
     Appleton Estate Jamaica Rum*                  Maximus*
     Bel Arbor Wines                               Michel Picard Wines*
     Bolla Wines                                   New Mix
     Bonterra Vineyards                            Old Forester Bourbon
     Canadian Mist Blended Canadian Whisky         Pepe Lopez Tequilas
     Chambord Liqueur                              Sanctuary Wines
     Don Eduardo Tequila                           Sonoma-Cutrer Wines
     Durbanville Hills Wines*                      Tuaca Liqueur
     Early Times Kentucky Whisky                   Stellar Gin
     el Jimador Tequila                            Virgin Vines Wines*
     Eleven Tongues Wines                          Wakefield Wines*
     Fetzer Wines                                  Woodford Reserve Bourbon
     Five Rivers Wines

  *  Brands represented in the U.S. and/or other select markets by Brown-Forman


The most important brand in our portfolio is Jack Daniel's, which is the fourth-largest premium spirits brand and the largest selling American whiskey brand in the world according to volume statistics recently published by Impact Databank, a leading trade publication. Our other leading brands are Southern Comfort, the second-largest selling liqueur in the United States, and Canadian Mist, the third-largest selling Canadian whiskey worldwide, according to the recently published volume statistics referenced above. Our largest wine brands are Fetzer, Korbel, and Bolla, generally selling in the $6-9 per bottle price range. We believe the statistics used to rank these products are reasonably accurate.

Geographic information about net sales and long-lived assets is in Note 13 of the Notes to Consolidated Financial Statements on page 51 of our 2007 Annual Report to Stockholders, which information is incorporated into this report by reference.

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

Customers

In the United States, we sell spirits and wines either through wholesale distributors or directly to state governments in those states that control alcohol sales. The contracts that we have with many of our distributors have formulas that determine reimbursement to distributors if we terminate them. The amount of reimbursement is based primarily on the distributor's length of service and a percentage of its purchases over time. Some states have statutes that limit our ability to terminate distributor contracts. Outside the United States, we typically distribute our products by selecting the best local distributor for our brands in each specific market. Our principal export markets are the United Kingdom, Australia, Poland, Germany, Mexico, South Africa, Spain, France, Canada, and Japan.

Ingredients and Other Supplies

The principal raw materials used in manufacturing and packaging distilled spirits are corn, rye, malted barley, agave, sugar, glass, cartons, and wood for new white oak barrels, which are used for storage of bourbon and Tennessee whiskey. Currently, none of these raw materials is in short supply, and there are adequate sources from which they may be obtained.

Due to aging requirements, production of whiskeys is scheduled to meet demand three to six years in the future. Accordingly, our inventories may be larger in relation to sales and total assets than would be normal for most other businesses.

The principal raw materials used in the production of wines are grapes, packaging materials and wood for wine barrels. Grapes are primarily purchased under contracts with independent growers and, from time to time, are adversely affected by weather and other forces that may limit production. We believe that our relationships with our growers are good.

Competition

The wine and spirits industry is highly competitive, and there are many brands sold in the consumer market. Trade information indicates that we are one of the largest wine and spirits suppliers in the United States in terms of revenues.

Regulatory Environment

The Alcohol and Tobacco Tax and Trade Bureau of the United States Treasury Department regulates the wine and spirits industry with respect to production, blending, bottling, sales, advertising and transportation of industry products. Also, each state regulates the advertising, promotion, transportation, sale, and distribution of such products.

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

Employees

As of April 30, 2007, we employed about 4,440 persons, including approximately 390 employed on a part-time or temporary basis. We believe our employee relations are good.

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

Our website address is www.brown-forman.com. Please note that our website address is provided as an inactive textual reference only. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports are available free of charge on our website as soon as reasonably practicable after we electronically file those reports with the Securities and Exchange Commission. The information provided on our website is not part of this report, and is therefore not incorporated by reference, unless such information is otherwise specifically referenced elsewhere in this report.

On our website, we have posted our Corporate Governance Guidelines, our Code of Conduct and Compliance Guidelines that apply to all directors and employees, and our Code of Ethics that applies specifically to our senior executive and financial officers. We have also posted on our website the charters of our Audit and Compensation Committees. Copies of these materials are also available free of charge by writing to our Assistant Secretary, Holli H. Lewis, 850 Dixie Highway, Louisville, Kentucky 40210 or e-mailing her at Holli_Lewis@b-f.com.

Item 1A.  Risk Factors

You should carefully consider the following factors that could materially affect our business. There are also other risks that are not presently known or not presently material, as well as the other information set forth in this report, which could affect materially our business. In addition, in our periodic filings with the SEC, press releases and other statements, we discuss estimates and projections regarding our future performance and business outlook. Such "forward-looking statements," by their nature, involve known and unknown risks, uncertainties and other factors that in some cases are out of our control. These factors could cause our actual results to differ materially from our historical experience or our present expectations and projections. The following is a non-exclusive discussion of such risks and uncertainties.

OUR BUSINESS MAY BE ADVERSELY AFFECTED BY UNFAVORABLE ECONOMIC CONDITIONS IN THE UNITED STATES AND ABROAD.

Our business is subject to changes in global economic conditions. Just over half of our business is in the United States, and our business prospects generally depend heavily on the health of the U.S. economy. Earnings could be adversely affected by lower consumer confidence, decreased bar, hotel and travel spending resulting from terrorist attacks and related subsequent events, major natural disasters, widespread outbreak of infectious diseases such as avian influenza, other hostile acts, retaliation, or threats of any of these. Earnings could also be hurt by the United States' current war in Iraq, or if the United States goes to war against another country deemed to be harboring terrorists or otherwise a threat to U.S. interests.

If global economic conditions deteriorate, or if there is an increase in anti-American sentiment in the principal countries to which we export our beverage products, including the United Kingdom, Australia, Poland, Germany, Mexico, South Africa, Spain, France, Canada and Japan, our sales could materially decrease. The long-term outlook for our beverage business anticipates continued success of Jack Daniel's Tennessee Whiskey, Southern Comfort, Finlandia Vodka, and our other core wine and spirits brands. This assumption is based in part on favorable demographic trends in the United States and many international markets for the sale of wine and spirits. Current expectations for our global beverage business may not be met if these demographic trends do not translate into corresponding sales increases.

OUR INTERNATIONAL OPERATIONS SUBJECT US TO RISKS ASSOCIATED WITH FOREIGN CURRENCY EXCHANGE RATES.

Sales of our brands and our purchases of goods and services in international markets are conducted in local currency. Thus, profits from our overseas business could be adversely affected if the U.S. dollar strengthens against other currencies, especially the British Pound, Euro, Australian Dollar and Mexican Peso, because the local currency received from the sale of our products would translate into fewer U.S. dollars. To the extent we are unable to effectively manage our exposure to such fluctuations, our financial results may suffer.

RISING ENERGY COSTS COULD AFFECT OUR FINANCIAL RESULTS.

If energy costs remain high, our transportation, freight and other operating costs, such as distilling, will likely increase. We may not be able to pass along such cost increases to our customers through higher prices. Additionally, rising energy costs may diminish consumer confidence generally or curtail consumer spending on entertainment and discretionary products, thereby resulting in decreased demand for our brands.

DEMAND FOR OUR PRODUCTS MAY BE ADVERSELY AFFECTED BY CHANGES IN CONSUMER PREFERENCES AND TASTES.

We operate in a highly competitive marketplace. Maintaining our competitive position depends on our continued ability to offer products that have a strong appeal to consumers. Consumer preferences may shift due to a variety of factors, including changes in demographic and social trends, and changes in dining and beverage consumption patterns, as they have from time to time in the past. In addition, sales of a brand might diminish because of a scare over product contamination or some other negative publicity regarding the brand. If a product recall becomes necessary, that also could adversely affect our business.

NATIONAL AND LOCAL GOVERNMENTS MAY ADOPT REGULATIONS OR UNDERTAKE INVESTIGATIONS THAT COULD INCREASE OUR COSTS OR OUR LIABILITIES, OR THAT COULD LIMIT OUR WINE AND SPIRITS BUSINESS ACTIVITIES.

Our operations are subject to extensive regulatory requirements regarding advertising, marketing, labeling, distribution and production. Legal or regulatory measures against beverage alcohol could adversely affect our business. In particular, governmental bodies in countries where we operate may impose or increase limitations on advertising and promotional activities, or adopt other non-tariff measures that could hurt our sales. In addition, particularly in the United States, state and federal officials in some states have begun investigating trade practices of beverage alcohol suppliers, distributors and retailers. Adverse developments in or as a result of these regulatory measures and investigations or similar investigations could hurt our business.

TAX INCREASES COULD HURT OUR FINANCIAL RESULTS.

The wine and spirits business is highly sensitive to changes in taxes. Increases in state or federal excise taxes in the U.S. could depress our domestic wine and spirits business, both through reducing overall consumption and by encouraging consumers to switch to lower-taxed categories of beverage alcohol. No legislation to increase U.S. federal excise taxes on distilled spirits is currently pending, but future increases are possible, as are taxes levied on the broader business community. Tax rates also affect the beverage alcohol business outside the United States, but the effect of those changes in any one country is less likely to be significant to our overall business. Nevertheless, the cumulative effect of such tax increases over time could hurt our financial performance.

IF THE SOCIAL ACCEPTABILITY OF OUR PRODUCTS DECLINES OR GOVERNMENTS ADOPT POLICIES AGAINST BEVERAGE ALCOHOL, OUR REVENUES COULD DECREASE AND OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED.

Our ability to market and sell our alcohol beverage products depends heavily on both society's attitudes toward drinking and governmental policies that flow from those attitudes. In recent years, there has been increased social and political attention directed at the beverage alcohol industry. The recent attention has focused largely on public health concerns related to alcohol abuse, including drunk driving, underage drinking, and health consequences from the misuse of beverage alcohol. Alcohol critics in the U.S. and Europe and other countries around the world increasingly seek governmental measures to make beverage alcohol more expensive, less available, and more difficult to advertise and promote. If the social acceptability of beverage alcohol were to decline significantly, sales of our products could materially decrease. Our sales would also suffer if governments sought to ban or restrict advertising or promotional activities, to limit hours or places of sale, or took other actions that discourage alcohol consumption.

LITIGATION RELATING TO ALCOHOL ABUSE AND ILLEGAL ALCOHOL CONSUMPTION COULD ADVERSELY IMPACT OUR BUSINESS.

A number of beverage alcohol producers have been sued over allegations relating to their advertising practices. A law firm has filed nine class action lawsuits against several spirits, beer, and wine manufacturers, including us. The suits allege that our marketing causes illegal consumption of alcohol by persons under the legal drinking age. To date, the first six courts to consider those lawsuits have dismissed them and two cases have been withdrawn voluntarily. Plaintiffs have appealed the six involuntary dismissals. (One of the dismissals was affirmed in June 2007.) We dispute the allegations in these lawsuits and intend to continue to defend these cases vigorously. However, adverse developments in these or similar lawsuits could materially hurt our beverage business and the overall industry.

OUR WINE OR TEQUILA BUSINESS MAY BE ADVERSELY AFFECTED BY PRODUCTION COSTS.

Our California-based wine operations have entered into long-term contracts with various growers and wineries to supply portions of our future grape requirements. Most of the contracts call for prices to be determined based on market conditions, within a certain range, and most of the contracts also have minimum tonnage requirements. Although these contracts may provide some protection in times of rising grape prices, the contracts may result in above-market costs during times of declining prices. Likewise, our Mexico-based tequila operations have entered into long-term contracts with land owners in regions where blue agave can be grown. Most of these contracts require us to plant, maintain, and harvest the agave, plus compensate the owners based on specified percentages of the crop at the prevailing market price at the time of harvest. Instability in agave market conditions could cause us to pay above-market costs for some of the agave we use to produce tequila. There can be no assurances as to the future prevailing market prices for grapes or agave or our ability, relative to our competitors, to take advantage of changes in market prices.

CONSOLIDATION AMONG OR POOR PERFORMANCE BY SPIRITS PRODUCERS, WHOLESALER OR RETAILERS COULD HINDER THE MARKETING AND DISTRIBUTION OF OUR PRODUCTS.

We use a number of different business models to market and distribute our products. However, we rely on other spirits producers to distribute and market our products in some international markets. In the United States, we sell our products to wholesalers through the mandatory three-tier system. Distributor, wholesaler and retailer consolidations have not in the past negatively affected our business. Nevertheless, consolidation among spirits producers overseas or wholesalers in the United States could hinder the distribution of our products as a result of reduced attention and resource allocation to our brands, due to our brands representing a smaller portion of their business and/or a changing competitive environment.

OUR ACQUISITION STRATEGIES AND INTEGRATION OF ACQUIRED BUSINESSES MAY NOT BE SUCCESSFUL.

From time to time, we acquire additional businesses that we believe to be a strategic fit, such as our recent purchases of the Casa Herradura business, Chambord Liqueur and the remainder of Don Eduardo. Integration of acquired businesses and personnel into our existing operations, and bringing them into conformity with our trade practice standards, financial control environment and U.S. public company requirements, may prove difficult, may involve significant expenses and management time and attention, and may otherwise disrupt our business. Our ability to grow the volumes and maintain or increase the profit margins on these brands, especially in the U.S. or Mexico, will be important to our future performance. Additionally, business acquisitions such as these may expose us to unknown liabilities, the possible loss of key customers and employees knowledgeable about the acquired business, and risks associated with doing business in countries or regions with less stable governments, political climates, legal systems and/or economies, among other risks.

TERMINATION OF OUR RIGHTS TO DISTRIBUTE AND MARKET AGENCY BRANDS INCLUDED IN OUR PORTFOLIO COULD ADVERSELY AFFECT OUR BUSINESS.

In addition to the brands our company owns, we also market and distribute products on behalf of other brand owners in selected markets, including the U.S. Our rights to sell these agency brands are based on contracts with the various brand owners, which have varying lengths, renewal terms, termination rights, and other provisions. We earn a margin for these sales and also gain distribution cost efficiencies in some instances. Therefore, the termination of our rights to distribute agency brands included in our portfolio could adversely affect our business.

COUNTERFEIT PRODUCTION OF OUR PRODUCTS COULD ADVERSELY AFFECT OUR INTELLECTUAL PROPERTY RIGHTS, BRAND EQUITY AND OPERATING RESULTS.

The beverage alcohol industry is experiencing problems with product counterfeiting and other forms of trademark infringement, especially within the Asian and Eastern European markets. Given our dependence on brand recognition, we devote substantial resources on a worldwide basis to protect our intellectual property rights. In addition, we have taken steps to reduce the ability of others to imitate our products. Although we believe that our intellectual property rights are legally supported in the markets in which we do business, the protection afforded intellectual property rights varies greatly from country to country. Confusingly similar, lower quality or even dangerous counterfeit product could reach the market and adversely affect our intellectual property rights, brand equity and/or operating results.


Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Significant properties are as follows:

Owned facilities:
   - Office facilities:
        - Corporate offices (including renovated historic structures)
          - Louisville, Kentucky

   - Production and warehousing facilities:
        - Lynchburg, Tennessee
        - Louisville, Kentucky
        - Collingwood, Ontario, Canada
        - Shively, Kentucky
        - Woodford County, Kentucky
        - Hopland, California
        - Paso Robles, California
        - Windsor, California
        - Livorno, Italy
        - Soave, Italy
        - Albany, Kentucky
        - Waverly, Tennessee
        - Blois, France
        - Amatitan, Mexico

Leased facilities:
   - Production and bottling facility in Dublin, Ireland
   - Warehousing facility in Mendocino County, California
   - Stave and heading mill in Jackson, Ohio

The lease terms expire at various dates and are generally renewable.

We believe that the facilities are in good condition and are adequate for our business.

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

Brown-Forman, in coordination with other defendants, is vigorously defending itself in these cases. Brown-Forman and the other defendants have successfully obtained orders to dismiss six of the pending cases: Kreft (Colorado) in October 2005; Eisenberg (Ohio) in February 2006; Tomberlin (Wisconsin) in March 2006; Hakki (D.C.) in March 2006; Alston (Michigan) in May 2006; and Bertovich (West Virginia) in August 2006. Konhauzer (Florida) and Sciocchette (New York) voluntarily withdrew their respective suits. Wilson (North Carolina) is pending decision on defendant's motion to dismiss. Each involuntarily dismissal is being appealed by the respective plaintiffs. The Hakki dismissal was affirmed by the D.C. Court of Appeals in June 2007.


Item 4.  Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant


                                                Principal Occupation and
     Name                         Age             Business Experience
     ----                         ---       ---------------------------------

Owsley Brown II                    64       Chairman of the Board of the Company
                                            since 1995. Chief Executive Officer
                                            of the Company from 1993 to July
                                            2005.

Paul C. Varga                      43       President and Chief Executive
                                            Officer of the Company since August
                                            2005. President and Chief Executive
                                            Officer of Brown-Forman Beverages
                                            (a division of the Company) from
                                            August 2003 to August 2005. Global
                                            Chief Marketing Officer for
                                            Brown-Forman Beverages from 2000
                                            to August 2003.

Phoebe A. Wood                     54       Vice Chairman and Chief Financial
                                            Officer of the Company since March
                                            2007. Executive Vice President and
                                            Chief Financial Officer of the
                                            Company from 2001 to 2007.

Michael B. Crutcher                63       Vice Chairman, General Counsel, and
                                            Secretary since August 2003. Senior
                                            Vice President, General Counsel, and
                                            Secretary from 1989 to August 2003.

James S. Welch, Jr.                48       Vice Chairman, Strategy and Human
                                            Resources since August 2003. Senior
                                            Vice President and Executive
                                            Director of Human Resources from
                                            1999 to August 2003.

James L. Bareuther                 61       Executive Vice President and Chief
                                            Operating Officer of Brown-Forman
                                            since July 2006. Executive Vice
                                            President and Chief Operating
                                            Officer of Brown-Forman Beverages
                                            from August 2003 to July 2006.
                                            President of Brown-Forman Spirits
                                            Americas from 2001 to August 2003.

Mark I. McCallum                   52       Executive Vice President and Chief
                                            Brand Officer since May 2006.
                                            Senior Vice President and Chief
                                            Marketing Officer from July 2003 to
                                            May 2006.  Executive Vice President
                                            of Marketing for Darden Restaurants,
                                            Inc., from 2001 to 2003.

Jane C. Morreau                    48       Senior Vice President and Controller
                                            since December 2006. Vice President
                                            and Controller from August 2002 to
                                            December 2006. Director of Business
                                            Planning & Analysis from 1997 to
                                            August 2002.

                                     PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A and Class B Common Stock is traded on the New York Stock Exchange (symbols "BFA" and "BFB," respectively).

Holders of record of Common Stock at April 30, 2007:
         Class A Common Stock (Voting)               3,522
         Class B Common Stock (Nonvoting)            4,081

For the other information required by this item, refer to the section entitled "Quarterly Financial Information" at the front of the 2007 Annual Report to Stockholders, which information is incorporated into this report by reference.

Item 6.  Selected Financial Data

For the information required by this item, refer to the section entitled "Selected Financial Data" on page 25 of the 2007 Annual Report to Stockholders, which information is incorporated into this report by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

For the information required by this item, refer to the section entitled "Management's Discussion and Analysis" on pages 26 through 37 of the 2007 Annual Report to Stockholders, and the section entitled "Important Information on Forward-Looking Statements" on page 56 of the 2007 Annual Report to Stockholders, which information is incorporated into this report by reference.

Impact of Inflation and Changing Prices

Inflation affects the way we market and price our products in many markets around the world. In general, and with respect to the most recent three fiscal years, we believe that we have been able to increase prices to counteract the majority of the inflationary effects on our net sales, revenue and income from continuing operations.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

For the information required by this item, refer to the section entitled "Market Risks" beginning on page 36 of the 2007 Annual Report to Stockholders, which information is incorporated into this report by reference.

Item 8.  Financial Statements and Supplementary Data

For the information required by this item, refer to the Consolidated Financial Statements, Notes to Consolidated Financial Statements, Reports of Management, and Report of Independent Registered Public Accounting Firm on pages 38 through 54 of the 2007 Annual Report to Stockholders, which information is incorporated into this report by reference.

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

For the other information required by this item, refer to "Management's Report on Internal Control over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" on pages 53 and 54 of the 2007 Annual Report to Stockholders, which information is incorporated into this report by reference.


Item 9B.  Other Information

None.


                                    PART III

Item 10.  Directors, Executive Officers and Corporate Governance

For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 26, 2007, which information is incorporated into this report by reference:
(a) "Election of Directors" on pages 6 through 8 (for information on directors);
(b) "Corporate  Governance"  on page 9 (for  information on our Code of Ethics);
(c) "Section 16(a) Beneficial Ownership Reporting Compliance" on page 19 (for information on delinquent Section 16 filings); and (d) "Audit Committee" on pages 20 through 22. Also, see the information with respect to "Executive Officers of the Registrant" under Part I of this report, which information is incorporated herein by reference.

We will post any amendments to our Code of Ethics that applies to our chief executive officer, principal financial officer, controller and principal accounting officer, and any waivers that are required to be disclosed by the rules of either the SEC or NYSE on our website.

We filed during the fiscal year ended April 30, 2007 with the NYSE the Annual CEO Certification regarding the Company's compliance with the NYSE's Corporate Governance listing standards as required by Section 303A-12(a) of the NYSE Listed Company Manual. In addition, the Company has filed as exhibits to this annual report and to the annual report on Form 10-K for the year ended April 30, 2006, the applicable certifications of its Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the company's public disclosures.


Item 11.  Executive Compensation

For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 26, 2007, which information is incorporated into this report by reference:
(a) "Executive Compensation" on pages 23 through 48; and (b) "Compensation Committee Interlocks and Insider Participation" on page 51.


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


                                                                                                  Number of securities
                                 Number of securities to be     Weighted-average exercise         remaining available
                                  issued upon exercise of         price of outstanding            for future issuance
                                    outstanding options,          options, warrants and        under equity compensation
Plan category                       warrants and rights                 rights(1)                      plans(2)
Equity compensation plans
approved by security holders             4,054,381                        $41.86                        4,815,817

Equity compensation plans not
approved by security holders               158,641                        $31.76                            --   (3)
                                         ---------                        ------                        ---------
Total                                    4,213,022                        $41.48                        4,815,817
                                         =========                        ======                        =========

   (1) The difference in weighted-average exercise price between plans is primarily due to a premium-priced, broad-based grant made to employees under the stockholder-approved 2004 Omnibus Compensation Plan. In all other instances, grant prices were equal to the fair market value of the stock at the time of grant.

   (2) Securities available for issuance under the 2004 Omnibus Compensation Plan include stock, stock options, stock appreciation rights, market value units, and performance units.

   (3) No further awards can be made under the NED plan.

For the other information required by this item, refer to the section entitled "Stock Ownership" on pages 15 through 19 of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 26, 2007, which information is incorporated into this report by reference.

Item 13.  Certain Relationships and Related Transactions, and Director
          Independence

For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 26, 2007, which information is incorporated into this report by reference:
(a) "Certain Relationships and Related Transactions" on pages 50 through 51; and
(b) "Corporate Governance" on pages 9 through 14.

Item 14.  Principal Accountant Fees and Services

For the information required by this item, refer to the sections entitled "Fees Paid to Independent Registered Public Accounting Firm" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm" on pages 21 through 22 of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 27, 2006, which information is incorporated into this report by reference.

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  1 and 2 - Index to Consolidated Financial Statements and Schedule:

                                                                                                        Reference
                                                                                                                     Annual
                                                                                            Form 10-K               Report to
                                                                                          Annual Report            Stockholders
                                                                                              Page                   Page(s)
        Incorporated by reference to our Annual Report to
           Stockholders for the year ended April 30, 2007:

           Consolidated Statements of Operations for the
              years ended April 30, 2005, 2006, and 2007*                                         --                   38
           Consolidated Balance Sheets at April 30, 2006 and 2007*                                --                   39
           Consolidated Statements of Cash Flows for the
              years ended April 30, 2005, 2006, and 2007*                                         --                   40
           Consolidated Statements of Stockholders' Equity
              for the years ended April 30, 2005, 2006, and 2007*                                 --                   41
           Notes to Consolidated Financial Statements*                                            --                 42 - 52
           Reports of Management*                                                                 --                   53
           Report of Independent Registered Public Accounting Firm*                               --                   54
           Important Information on Forward-Looking Statements                                    --                   56

        Consolidated Financial Statement Schedule:
           Report of Independent Registered Public Accounting Firm
            on Financial Statement Schedule                                                       S-1                  --
           II - Valuation and Qualifying Accounts                                                 S-2                  --


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

(a)    3 - Exhibits: Filed with this report:

Exhibit Index
-------------

    10(m) First Amendment to the Brown-Forman Omnibus Compensation Plan Restricted Stock Agreement.**

    10(n) Second Amendment to the Brown-Forman 2004 Omnibus Compensation Plan Restricted Stock Agreement.**

     13 Brown-Forman Corporation's Annual Report to Stockholders for the year ended April 30, 2007, but only to the extent set forth in Items 1, 5, 6, 7, 7A, 8 and 9A of this Annual Report on Form 10-K for the year ended April 30, 2007.

     21      Subsidiaries of the Registrant.

     23 Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

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

Previously Filed:
 Exhibit Index
-------------

    2(a) Asset Purchase Agreement, dated as of March 15, 2006, among Chatham International Incorporated, Charles Jacquin et Cie., Inc., the Selling Stockholders and Brown-Forman Corporation, which is incorporated into this report by reference to Brown-Forman Corporation's Form 10-K filed on June 29, 2006.

    2(b) Asset Purchase Agreement, dated as of August 25, 2006, among Jose Guillermo Romo de la Pena, Luis Pedro Pablo Romo de la Pena, Grupo Industrial Herradura, S.A. de C.V., certain of their respective affiliates, Brown-Forman Corporation and Brown-Forman Tequila Mexico, S. de R.L. de C.V., a subsidiary of Brown-Forman Corporation, as amended, which is incorporated into this report by reference to Brown-Forman Corporation's Forms 8-K filed on August 29, 2006, December 22, 2006, January 16, 2007, and
             January 22, 2007.

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

    10(a) Brown-Forman Corporation Supplemental Executive Retirement Plan, which is incorporated into this report by reference to Brown-Forman Corporation's Form 10-K filed on July 23, 1990.**

    10(b) A description of the Brown-Forman Savings Plan, which is incorporated into this report by reference to page 10 of Brown-Forman's definitive proxy statement filed on June 27, 1996 in connection with its 1996 Annual Meeting of Stockholders.**

    10(c) The description of the terms of $250,000,000 of 2-1/8% Notes due 2006 and $350,000,000 of 3% Notes due 2008, which description is incorporated by reference into this report by reference to the Indenture filed with Brown-Forman Corporation's Form S-4 (Registration No. 333-104657) on April 21, 2003.

    10(d) Brown-Forman Corporation 2004 Omnibus Compensation Plan, which is incorporated into this report by reference to Brown-Forman's definitive proxy statement filed on June 30, 2004 in connection with its 2004 Annual Meeting of Stockholders.

    10(e) Five-Year Credit Agreement dated as of April 30, 2007 by and among Brown-Forman Corporation, Brown-Forman Beverages, Europe, LTD, certain borrowing subsidiaries and certain lender parties thereto, Bank of America, N.A., as Syndication Agent and as a Lender, Citicorp North America, Inc., Barclays Bank Plc, National City Bank and Wachovia Bank, National Association as Co-Documentation Agents and as Lenders, JPMorgan Chase Bank, N.A. as Administrative Agent and as a Lender and J.P. Morgan Europe Limited, as London Agent., which is incorporated into this report by reference to Brown-Forman Corporation's Form 8-K filed on May 2, 2007.

    10(f) Form of Restricted Stock Agreement, as amended, which is incorporated into this report by reference to Brown-Forman Corporations's Form 10-K filed on June 30, 2005.**

    10(g) Form of Employee Stock Appreciation Right Award, which is incorporated into this report by reference to Brown-Forman Corporation's Form 8-K filed on August 2, 2006.**

    10(h) Form of Employee Non-Qualified Stock Option Award, which is incorporated into this report by reference to Brown-Forman Corporation's Form 8-K filed on August 2, 2006.**

    10(i) Form of Non-Employee Director Stock Appreciation Right Award, which is incorporated into this report by reference to Brown-Forman Corporation's Form 8-K filed on August 2, 2006.**

    10(j) Form of Non-Employee Director Non-Qualified Stock Option Award, which is incorporated into this report by reference to Brown-Forman Corporation's Form 8-K filed on August 2, 2006.**

    10(k) Summary of Director and Named Executive Officer Compensation, which description is incorporated into this report by reference to Brown-Forman Corporation's Form 8-K filed on August 2, 2006.**

    10(l) The description of the terms of $150,000,000 of Floating Rate Notes due 2010 and $250,000,000 of 5.2% Notes due 2012, which description is incorporated into this report by reference to the Indenture, the Officer's Certificate pursuant thereto and the 2010 and 2012 global notes filed as exhibits to Brown-Forman Corporation's
             Form 8-K filed on April 3, 2007.

    14 Code of Ethics, which is incorporated into this report by reference to Brown-Forman Corporation's Form 10-K filed on July 2, 2004.

** Indicates management contract, compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            BROWN-FORMAN CORPORATION
                                                 (Registrant)



                                            /s/ Paul C. Vargs
Date:  June 28, 2007                        By: Paul C. Varga
                                                Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on June 28, 2007 as indicated:


/s/ Barry D. Bramley
By: Barry D. Bramley
    Director


/s/ Geo. Garvin Brown IV
By: Geo. Garvin Brown IV
    Director


/s/ Martin S. Brown, Jr.
By: Martin S. Brown, Jr.
    Director


/s/ Owsley Brown II
By: Owsley Brown II
    Director, Chairman of the Board


/s/ Donald G. Calder
By: Donald G. Calder
    Director


/s/ Sandra A. Frazier
By: Sandra A. Frazier
    Director


/s/ William E. Mitchell
By: William E. Mitchell
    Director


/s/ Jane C. Morreau
By: Jane C. Morreau
    Senior Vice President
    and Controller
    (Principal Accounting Officer)


/s/ Matthew R. Simmons
By: Matthew R. Simmons
    Director


/s/ William M. Street
By: William M. Street
    Director, Former President,
    Brown-Forman Corporation


/s/ Dace Brown Stubbs
By: Dace Brown Stubbs
    Director


/s/ Paul C. Varga
By: Director, President and
    Chief Executive Officer


/s/ James S. Welch, Jr.
By: James S. Welch, Jr.
    Director


/s/ Phoebe A. Wood
By: Phoebe A. Wood
    Vice Chairman and
    Chief Financial Officer
    (Principal Financial Officer)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                        ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of Brown-Forman Corporation:

Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated June 28, 2007 appearing in the 2007 Annual Report to Stockholders of Brown-Forman Corporation (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(1) and (2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Louisville, Kentucky
June 28, 2007

                    BROWN-FORMAN CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               For the Years Ended April 30, 2005, 2006, and 2007
                            (Expressed in thousands)


                      Col. A                    Col. B           Col. C(1)          Col. C(2)           Col. D             Col. E
                      ------                    ------           ---------          ---------           ------             ------
                                                                 Additions          Additions
                                              Balance at         Charged to         Charged to                           Balance at
                                              Beginning            Costs              Other                                 End
                   Description                of Period         and Expenses         Accounts         Deductions         of Period
                   -----------                ----------        ------------        ----------        ----------         ----------

2005
    Allowance for Doubtful Accounts             $5,082              $ 33                --                --                $5,115

2006
    Allowance for Doubtful Accounts             $5,115              $164                --              $15(2)              $5,264

2007
    Allowance for Doubtful Accounts             $5,264              $316            $16,374(1)            --               $21,954


 (1) Amount recorded as part of the Casa Herradura acquisition.
 (2) Doubtful accounts written off, net of recoveries.

                                                                   Exhibit 10(m)

                       FIRST AMENDMENT TO THE BROWN-FORMAN
                            OMNIBUS COMPENSATION PLAN
                           RESTRICTED STOCK AGREEMENT

     WHEREAS,   Brown-Forman   Corporation   (the   "Company")   maintains   the
Brown-Forman Omnibus Compensation Plan (the "Plan"), effective May 1, 1994 (as amended July 24, 1995, June 15, 1999 and September 23, 1999); and

     WHEREAS, the Plan permits the Company to issue restricted stock to Participants pursuant to the Plan if certain performance based goals are reached during a predetermined performance period; and

     WHEREAS, the Company and (insert name) (the "Participant") entered into a Restricted Stock Agreement (the "Agreement"), effective July 24, 2003; and

     WHEREAS, Section 10(B) of the Agreement provides that the Agreement may be amended with the Company's and the Participant's written consent; and

     WHEREAS, Section 3 of the Agreement currently provides for the discretionary vesting of the restricted stock underlying this Agreement in the event of the Participant's retirement, death or involuntary termination for reasons other than discharge for Cause; and

     WHEREAS, the Company and the Participant desire to amend Section 3 of the Agreement to require mandatory vesting (on a pro-rated basis) of the restricted stock underlying this Agreement in the event of an involuntary termination for reasons other than discharge for Cause.

     NOW,  THEREFORE,  the Company and the  Participant  hereby consent to amend
Section 3 of the Agreement to provide as follows:

     3. Termination of Employment. In the event the Participant does not remain continuously employed by the Company until the Restriction Ending Date, the following rules will apply:

     Participants terminating voluntarily and Participants who are discharged for Cause will forfeit all Restricted Stock.

     In the event of retirement or death, the Participant may be entitled, at the discretion of the Plan Administrator, to receive a pro-rated portion of each Restricted Stock Award, with the Restricted Stock released from restrictions at a time determined by the Plan Administrator, but in no circumstances later than described in Section 2 above.

     In the event of involuntary termination for reasons other than discharge for Cause, the Participant shall be entitled to receive a pro-rated portion of each Restricted Stock Award, with the pro-rated portion of the Restricted Stock released from restrictions at the time of the involuntary termination. The pro-rated portion shall be determined based on the following formula:

                  The number of whole or partial months elapsed
                   at the time of the involuntary termination
                                   divided by
                 The number of months required for full vesting

     IN WITNESS WHEREOF, Brown-Forman Corporation and (insert name) have caused this First Amendment to the Brown-Forman Omnibus Compensation Plan Restricted Stock Agreement to be executed this _____ day of _______________________, 2007.

Consented to and accepted by:

Brown-Forman Corporation


By:____________________
Bruce S. Cote
Vice President,
Director HR Employee Services


Consented to and accepted by:

_______________________
Participant

                                                                   Exhibit 10(n)

                      SECOND AMENDMENT TO THE BROWN-FORMAN
                         2004 OMNIBUS COMPENSATION PLAN
                           RESTRICTED STOCK AGREEMENT

     WHEREAS,   Brown-Forman   Corporation   (the   "Company")   maintains   the
Brown-Forman 2004 Omnibus Compensation Plan (the "Plan"), effective July 22, 2004; and

     WHEREAS, the Plan permits the Company to issue restricted stock to Participants pursuant to the Plan if certain performance based goals are reached during a predetermined performance period; and

     WHEREAS, the Company and (insert name) (the "Participant") entered into Restricted Stock Agreement(s) (the "Agreement(s)"), effective __________________ ___, 200_, ___________ __, 200_, _______________ __, 200_, and _________________
__, 200_; and

     WHEREAS, Section 10(B) of the Agreement provides that the Agreement may be amended with the Company's and the Participant's written consent; and

     WHEREAS, Section 3 of the Agreement currently provides for the discretionary vesting of the restricted stock underlying this Agreement in the event of the Participant's retirement, death or involuntary termination for reasons other than discharge for Cause; and

     WHEREAS, the Company and the Participant desire to amend Section 3 of the Agreement to require mandatory vesting (on a pro-rated basis) of the restricted stock underlying this Agreement in the event of an involuntary termination for reasons other than discharge for Cause.

     NOW,  THEREFORE,  the Company and the  Participant  hereby consent to amend
Section 3 of the Agreement to provide as follows:

     3. Termination of Employment. In the event the Participant does not remain continuously employed by the Company until the Restriction Ending Date, the following rules will apply:

     Participants terminating voluntarily and Participants who are discharged for Cause will forfeit all Restricted Stock.

     In the event of retirement or death, the Participant may be entitled, at the discretion of the Plan Administrator, to receive a pro-rated portion of each Restricted Stock Award, with the Restricted Stock released from restrictions at a time determined by the Plan Administrator, but in no circumstances later than described in Section 2 above.

     In the event of involuntary termination for reasons other than discharge for Cause, the Participant shall be entitled to receive a pro-rated portion of each Restricted Stock Award, with the pro-rated portion of the Restricted Stock released from restrictions at the time of the involuntary termination. The pro-rated portion shall be determined based on the following formula:

                  The number of whole or partial months elapsed
                   at the time of the involuntary termination
                                   divided by
                 The number of months required for full vesting

     IN WITNESS WHEREOF, Brown-Forman Corporation and (insert name) have caused this Second Amendment to the Brown-Forman 2004 Omnibus Compensation Plan Restricted Stock Agreement to be executed this _____ day of _______________________, 2007.

Consented to and accepted by:

Brown-Forman Corporation


By:____________________
Bruce S. Cote
Vice President,
Director HR Employee Services


Consented to and accepted by:

________________________
Participant

                                                                   Exhibit 13



                              FINANCIAL HIGHLIGHTS
          (Expressed in millions, except per share amounts and ratios)
--------------------------------------------------------------------------------
Year Ended April 30,                              2006        2007     % Change
--------------------------------------------------------------------------------
CONTINUING OPERATIONS
Net Sales                                        $2,412      $2,806       16%
Gross Profit                                     $1,308      $1,481       13%
Operating Income                                 $  563      $  602        7%
Income from Continuing Operations                $  395      $  400        1%
Earnings Per Share from Continuing Operations
 - Basic                                         $ 3.24      $ 3.26        1%
 - Diluted                                       $ 3.20      $ 3.22        1%
Return on Average Invested Capital                 21.9%       17.4%
Gross Margin                                       54.2%       52.8%
Operating Margin                                   23.3%       21.5%



                         QUARTERLY FINANCIAL INFORMATION
               (Expressed in millions, except per share amounts)

----------------------------------------------------------------------------------------------------------------------------------
                                                    Fiscal 2006                                       Fiscal 2007
                                  ----------------------------------------------    ----------------------------------------------
                                   First    Second     Third    Fourth               First    Second     Third    Fourth
                                  Quarter   Quarter   Quarter   Quarter    Year     Quarter   Quarter   Quarter   Quarter    Year
----------------------------------------------------------------------------------------------------------------------------------
Net Sales                           $542      $658      $628      $585    $2,412      $633      $727      $755      $691    $2,806
Gross Profit                         301       354       331       323     1,308       349       383       387       362     1,481
Net Income
   Continuing Operations              88       112       120        76       395        95       125       112        69       400
   Total Company                      13       109       120        78       320        94       124       105        67       389
Basic EPS
   Continuing Operations           $0.72     $0.92     $0.98     $0.62     $3.24     $0.77     $1.02     $0.91     $0.56     $3.26
   Total Company                    0.10      0.89      0.99      0.64      2.62      0.76      1.01      0.86      0.54      3.17
Diluted EPS
   Continuing Operations           $0.71     $0.91     $0.97     $0.61     $3.20     $0.76     $1.00     $0.90     $0.56     $3.22
   Total Company                    0.10      0.88      0.98      0.63      2.60      0.76      1.00      0.85      0.54      3.14
Cash Dividends Per Common Share
   Declared                        $0.49     $0.00     $0.56     $0.00     $1.05     $0.56     $0.00     $0.61     $0.00     $1.17
   Paid                             0.25      0.25      0.28      0.28      1.05      0.28      0.28      0.30      0.30      1.17

Market Price Per Common Share
   Class A High                   $64.15    $65.65    $74.25    $84.45    $84.45    $77.70    $79.58    $73.23    $71.19    $79.58
   Class A Low                     56.44     58.02     64.64     69.80     56.44     69.14     71.55     66.41     66.32     66.32

   Class B High                   $61.59    $63.69    $72.40    $82.55    $82.55    $77.65    $79.38    $72.65    $68.25    $79.38
   Class B Low                     54.90     55.50     62.41     67.66     54.90     68.32     71.19     64.20     63.54     63.54

Note: Quarterly amounts may not add to amounts for the year due to rounding.

                             SELECTED FINANCIAL DATA
          (Expressed in millions, except per share amounts and ratios)
                              Year Ended April 30,

                                            1998     1999     2000     2001     2002     2003     2004     2005     2006     2007
                                           ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
CONTINUING OPERATIONS
Net Sales                                  $1,365    1,446    1,542    1,572    1,618    1,795    1,992    2,195    2,412    2,806
Gross Profit                               $  689      741      812      848      849      900    1,024    1,156    1,308    1,481
Operating Income                           $  265      279      296      320      326      341      383      445      563      602
Income from Continuing Operations          $  160      176      187      200      212      222      243      339      395      400
Weighted Average Shares used to
 calculate Earnings per Share
  - Basic                                   137.9    137.2    137.0    137.0    136.7    134.7    121.4    121.7    122.1    122.9
  - Diluted                                 138.0    137.4    137.2    137.1    137.0    135.1    122.0    122.5    123.4    124.2
Earnings per Share from
 Continuing Operations
  - Basic                                  $ 1.15     1.28     1.36     1.46     1.55     1.65     2.00     2.79     3.24     3.26
  - Diluted                                $ 1.15     1.28     1.36     1.46     1.55     1.65     1.99     2.77     3.20     3.22

Gross Margin                                 50.4%    51.2%    52.6%    53.9%    52.5%    50.1%    51.4%    52.7%    54.2%    52.8%
Operating Margin                             19.4%    19.3%    19.2%    20.3%    20.2%    19.0%    19.2%    20.3%    23.3%    21.5%
Effective Tax Rate                           37.3%    36.0%    35.9%    35.8%    34.1%    33.6%    33.1%    32.6%    29.3%    31.7%
Average Invested Capital                   $  583      681      889     1,016    1,128    1,266    1,392    1,535    1,863    2,431
Return on Average Invested Capital           28.9%    26.7%    22.0%    20.7%    19.3%    18.0%    18.5%    23.0%    21.9%    17.4%


TOTAL COMPANY
Cash Dividends Declared per Common Share   $ 0.55     0.58     0.61     0.64     0.68     0.73     0.80     0.92     1.05     1.17
Average Stockholders' Equity               $  757      855      976    1,111    1,241    1,290      936    1,198    1,397    1,700
Total Assets at April 30                   $1,494    1,735    1,802    1,939    2,016    2,264    2,376    2,649    2,728    3,551
Long-Term Debt at April 30                 $   43       46       33       33       33      629      630      351      351      422
Total Debt at April 30                     $  157      290      259      237      200      829      679      630      576    1,177
Cash Flow from Operations                  $  220      213      241      232      249      243      304      396      343      355
Return on Average Stockholders' Equity       24.2%    23.4%    22.1%    20.7%    18.1%    18.7%    27.1%    25.7%    22.9%    22.9%
Total Debt to Total Capital                  16.1%    24.0%    19.8%    16.6%    13.2%    49.4%    38.3%    32.5%    26.9%    42.8%
Dividend Payout Ratio                        41.5%    39.5%    38.5%    38.1%    41.4%    41.1%    38.2%    36.1%    40.0%    36.8%


Notes:
1. Includes the consolidated results of Sonoma-Cutrer Vineyards, Finlandia Vodka Worldwide, Tuoni e Canepa, Swift & Moore, Chambord, and Casa Herradura since their acquisitions in April 1999, December 2002, February 2003, February 2006, May 2006, and January 2007, respectively.
2. Weighted average shares, earnings per share, and cash dividends declared per common share have been adjusted for a 2-for-1 common stock split in January 2004.
3. We define Return on Average Invested Capital as the sum of net income (excluding extraordinary items) and after-tax interest expense, divided by average invested capital. Invested capital equals assets less liabilities, excluding interest-bearing debt.
4. We define Return on Average Stockholders' Equity as net income applicable to common stock divided by average stockholders' equity.
5. We define Total Debt to Total Capital as total debt divided by the sum of total debt and stockholders' equity.
6.  We define Dividend Payout Ratio as cash dividends divided by net income.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

In the discussion below, we review Brown-Forman's consolidated financial condition and results of operations for the fiscal years ended April 30, 2005, 2006, and 2007. We also make statements relating to our anticipated financial performance and other forward-looking statements and discuss factors that may affect our future financial condition and performance. We have prepared a list of some risk factors that could cause actual results to differ materially from our anticipated results. Please read this Management's Discussion and Analysis section in conjunction with our consolidated financial statements for the year ended April 30, 2007, their related notes, and the important information regarding forward-looking statements on page 56.

As discussed in Note 2 to the accompanying financial statements, we sold Lenox, Inc. during fiscal 2006, and sold Brooks & Bentley and Hartmann in fiscal 2007. As a result, we have reported them as discontinued operations in the accompanying financial statements.

EXECUTIVE OVERVIEW

Brown-Forman Corporation is a diversified producer and marketer of fine-quality consumer beverage products, including Jack Daniel's and its family of brands, Southern Comfort, Finlandia, Tequila Herradura, el Jimador Tequila, Canadian Mist, Fetzer, Bolla, and Sonoma-Cutrer wines, and Korbel Champagne. We market and sell various categories of beverage alcohol products, such as Tennessee, Canadian, and Kentucky whiskies; Kentucky bourbon; California sparkling wine; tequila; table wine; liqueurs; vodka; rum; gin; and ready-to-drink products.

Our Markets

Our brands are sold around the world in over 135 countries. Our largest and most important market is the U.S., where 53% of our net sales from continuing operations were generated in fiscal 2007, compared to 58% in fiscal 2006. Sales in the U.S. grew 7% when compared to fiscal 2006, while our sales outside of the U.S. grew 30%. Europe, our second-largest region in terms of net sales, grew a healthy 15% in fiscal 2007, influenced in part by a weaker U.S. dollar and the full-year effect of a structural change in our distribution arrangement in Germany, where we are now responsible for paying and remitting excise taxes. Europe represented 29% of total net sales from continuing operations in fiscal 2007, unchanged from fiscal 2006. Growth from the rest of the world accelerated, improving 65% in fiscal 2007, and now constitutes 18% of our total net sales from continuing operations, up from 11% of total net sales just two short years ago. The double-digit increase in net sales and the significant increase in the percentage contribution to total sales compared to fiscal 2005 includes the effect of structural changes in our distribution model in Australia, where we are now responsible for paying and remitting excise taxes, and the incremental net sales associated with the acquisition of Casa Herradura primarily in the Mexican market.

International expansion continued to provide a significant portion of our growth, as it has over the past decade. In fact, markets outside of the U.S. contributed more than 75% of growth in net sales in fiscal 2007 and constituted approximately 47% of our total reported net sales for the year.

The principal international markets for our brands include the U.K., Australia, Poland, Germany, Mexico, South Africa, Spain, France, Canada, and Japan. As we continue to expand outside of the U.S., foreign exchange rate fluctuations increasingly affect our financial results - in terms of both sales from goods sold in local currencies and the cost of goods and services purchased in local currencies. On a net basis, we sell more in local currency than we buy, thus exposing our financial results to the negative impact of a strengthening U.S. dollar. To help protect against this, we regularly hedge our foreign currency exposure. But over the long term, reported profits from our international business may be adversely affected if the U.S. dollar strengthens against other currencies.

                             Net Sales by Geography
                                 (in millions)

                              2005          2006          2007
                              ----          ----          ----
United States               $1,316        $1,404        $1,498
Europe                         637           709           816
Rest of World                  242           299           492
                            ------        ------        ------
Total                       $2,195        $2,412        $2,806
                            ======        ======        ======


Consumer demand for both premium and super-premium brands in the U.S. continued to expand this past year, but at a slightly lower growth rate than in fiscal 2006. Positive demographic trends, the continued consumer interest in spirits-based cocktails, and consumers' desire to trade up to more premium offerings helped to maintain the positive environment for premium spirits in the U.S. We anticipate that this encouraging environment will continue in the U.S., but consumer preferences can change very quickly and could affect our performance if we are not prepared to respond quickly to changing industry and competitive dynamics.

Our Brands

In fiscal 2007, we entered into numerous transactions, including those that allow us to focus on better opportunities in our beverage business, and others that changed our brand portfolio. Following the sale of Lenox, Inc. in fiscal 2006, during fiscal 2007 we sold the remaining businesses in our former consumer durables segment, Hartmann luggage and Brooks & Bentley, which have been classified as discontinued operations in this annual report.

Meanwhile, we strengthened our brand offerings with the purchase of Chambord liqueur and the Casa Herradura brands (including el Jimador, Herradura, New Mix, Antiguo, and Suave 35). These brand additions to our portfolio participate in the premium or super-premium categories, in high priority markets, and offer attractive gross profit per case. We anticipate each of these brands will provide long-term earnings growth rates at or above our historical average, strengthening our margins and growth profile.

Our brand portfolio reached a milestone in fiscal 2007, with depletions (defined on the next page) surpassing 30 million nine-liter cases. We also had nine brands with depletions exceeding 1 million nine-liter cases.

We analyze our beverage portfolio in numerous ways. One way includes the following three categories: premium global brands, which have broad international distribution and are sold at premium price points; mid-priced regional brands, which are important category leaders whose volumes are concentrated in fewer markets; and super-premium developing brands, which are smaller, higher-margin brands with significant growth opportunities.

Net Sales by Category:
   Premium Global             71%
   Mid-Priced Regional        23%
   Super-Premium Developing    6%

Our premium global brands, which include Jack Daniel's, Southern Comfort, and Finlandia and their brand families, represented 71% of our net sales in fiscal 2007, with net sales growing at double-digit rates. We expect our premium global brands to continue to contribute significantly to our future performance.

Jack Daniel's Tennessee Whiskey remains the most important brand within our portfolio and is one of the largest and most profitable spirits brands in the world. Global depletions for Jack Daniel's increased 6% in fiscal 2007, surpassing the 9 million nine-liter case mark, and growing in the U.S. and in 23 of its 25 largest international markets. Volumes of Jack Daniel's outside of the U.S. experienced double-digit growth in fiscal 2007, surpassing the 4 million case mark; non-U.S. volumes now represent slightly over half of the brand's total net dollar sales. In the U.S., where approximately 52% of Jack Daniel's nine-liter case volumes are sold, depletions grew 3%.

The positive environment for premium spirits, increased levels of advertising and promotional support, and the brand's overall marketplace strength have combined to provide solid growth in volumes and double-digit gains in gross profit on a global basis. A significant percentage of our total earnings are derived from Jack Daniel's, and the brand's growth is vital to our overall marketplace strength. Accordingly, it will remain our major overall focus. While a significant decline in volume or selling price for the brand could materially depress our overall earnings, we are encouraged by the accelerating geographic diversification of the brand's profits, which intensified in fiscal 2007.

Southern Comfort, our second most important brand, delivered solid volume and profit growth in fiscal 2007. The brand's global depletions grew 3%, fueled by growth in its largest market, the U.S. Finlandia's volume grew an impressive 15% led by strong growth in Poland, the brand's biggest market. In contrast to Jack Daniel's and Southern Comfort, nearly 85% of this brand's 2.4 million cases are sold outside of the U.S., including over 600,000 cases in Poland. We expect both Southern Comfort and Finlandia to contribute significantly to our long-term growth.

Our  mid-priced  regional  brands  had mixed  results  during  fiscal  2007,  as depletions expanded for Fetzer Valley Oaks and Bonterra wines and Korbel Champagnes, but contracted for Bolla, Canadian Mist, and Early Times. Together, our foundation brands represent 23% of our total net sales and remain important contributors to our earnings and cash flow. These large, off-premise-driven category leaders compete in extremely price-competitive categories. Consequently, we have only moderate growth expectations for most of these brands.

Our super-premium developing brands, representing 6% of net sales in fiscal 2007, comprise the category that we believe has significant worldwide growth opportunities. Overall net sales improved at a double-digit rate for the year, due in part to our acquisitions of Chambord and Casa Herradura and solid growth from Woodford Reserve bourbon and Sonoma-Cutrer wines. We remain encouraged by the growth prospects for these brands and believe they have the potential to contribute meaningfully to our earnings in the years ahead, especially as we integrate Casa Herradura fully into our brand portfolio.

In the short term, we expect this integration to moderately depress our earnings, however. In fiscal 2008, we estimate a $0.13 to $0.18 dilutive effect on earnings per share. We will also be bringing Casa Herradura into conformity with our trade practice standards, financial control environment and U.S. public company requirements. Greater than anticipated changes needed on one or more of these fronts could detract from our current anticipated fiscal 2008 performance. Longer term, our ability to grow the volumes and maintain or increase the profit margins on the Herradura and el Jimador brands, especially in the U.S. or Mexico, will be important to our future performance.

Our acquisition of Casa Herradura in January 2007 expanded our super-premium developing portfolio, and we believe provides us with several meaningful brand contributors to our earnings growth potential in the future.

Our Route-to-Consumer Strategy

Introduced four years ago, the Brown-Forman Arrow captures our overarching objective to "Be the Best Brand Builder in the Industry, Period!" and the five supporting imperatives that reach that goal. All of our strategies flow from this overarching objective.

A critical supporting component of our brand-building strategy is a multifaceted program designed to ensure that consumers can find our products whenever and wherever they have an opportunity to choose a premium beverage alcohol brand. This program employs a variety of distribution models around the world and our preference for a particular arrangement or partnership depends on our assessment of a market's long-term competitive dynamics and our portfolio's stage of development in that market. In several markets around the world, we own and operate our own distribution network, including Australia, China, the Czech Republic, Korea, Mexico, Poland, and Thailand. In those markets we sell our beverage alcohol products directly to retail stores and to wholesalers. In many other markets, including the U.S., we use third parties to distribute our portfolio of brands.

We continued to see the distribution environment change in the U.S. this past year with a number of distributor consolidations. We have been evaluating options that might lead to new arrangements or partnerships in the important U.S. market. During fiscal 2007, we renewed our cost-sharing agreement with Bacardi in the U.K., the largest market for our brands outside the U.S., and changed distributors in several other markets. In January 2007, as part of the Casa Herradura acquisition, we acquired a distribution network in Mexico.

Our Competition

Our brands operate in a highly competitive industry, as we compete against many global, regional, and local brands in several categories and price points of beverage alcohol. Trade information indicates that we are one of the largest wine and spirits suppliers in the U.S. in terms of revenues.

Our Earnings Outlook

We are optimistic about our earnings outlook for fiscal 2008 due to the current momentum of our brands, the continued favorable global environment for premium spirits, the exciting opportunities to expand our recent brand additions, and the numerous possibilities we believe we have to continue building our fine portfolio of brands around the world.

Fiscal 2007 earnings from continuing operations were $3.22 per diluted share. We currently expect fiscal 2008 earnings from continuing operations to be $3.35 to $3.55 per diluted share, which represents growth of 7% to 13% compared to fiscal 2007 earnings from continuing operations, excluding the $0.08 per share net gain on the sale of winery assets. This outlook includes our estimated earnings dilution of $0.13 to $0.18 per share associated with the Casa Herradura acquisition, two-thirds of which we expect to be transition-related costs. These estimated costs include integration and compliance expenditures and non-cash charges associated with the purchase of distribution rights for the Herradura brand in the U.S.

The low end of our earnings outlook noted above approximates our projection of the average operating income growth of our competitors, while the high end of the range is modestly higher than our most recent three year average underlying growth in earnings. Our full-year earnings outlook for fiscal 2008 is moderated by the potential incremental dilution over fiscal 2007 attributable to the acquisition of Casa Herradura, a higher effective tax rate, an anticipated increase in raw material costs, and the absence of an approximate $0.06 per share benefit from interest earned in fiscal 2007 on proceeds invested from the sale of Lenox Inc., the latter of which we distributed to shareholders on May 10, 2007.

RESULTS OF OPERATIONS

Our total company diluted earnings per share were $3.14 in fiscal 2007, which consisted of $3.222 per diluted share from continuing operations and a $0.086 loss from discontinued operations. The following discussion of our results from continuing operations excludes the results related to the former Consumer Durables segment, which have been segregated from continuing operations and reflected as discontinued operations for all periods presented. See "Discontinued Operations" on page 34.

CONTINUING OPERATIONS

Continuing operations consist of our beverage business, which includes strong brands representing a wide range of varietal wines, champagnes, and spirits such as whiskey, bourbon, vodka, tequila, rum, and liqueur. The largest market for our brands is the U.S., which generally prohibits wine and spirits manufacturers from selling their products directly to consumers. Instead, we sell our products to wholesale distributors, who then sell the products to retailers, who in turn sell to consumers. We use a similar tiered distribution model in many markets outside the U.S., but we distribute our own products in several markets, including Australia, China, the Czech Republic, Korea, Mexico, Poland, and Thailand.

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

Fiscal 2007 Compared to Fiscal 2006

Net sales surpassed $2.8 billion in fiscal 2007, replacing the net sales provided by Lenox Inc. (which we sold in fiscal 2006) with what we believe are much higher-quality sales with far better growth potential. The major factors driving the $394 million, or 16%, increase in net sales were:

                                             Growth
                                            vs. 2006
Distribution changes                            4%
Foreign exchange                                3%
Acquisitions                                    3%
Underlying net sales growth:                    6%
   Volume                    4%
   Price/Mix                 2%
                                              -----
Reported net sales growth                      16%
                                              =====

"Distribution changes" refers to our operations in Australia and Germany, where our net sales were affected due to additional margin earned, a change in the timing of revenue recognition during the transition, or the payment of excise taxes. We believe these items create a disproportionate effect on the underlying net sales growth, making comparisons difficult to understand.

"Foreign exchange" refers to net gains and losses incurred by our sales and purchases in currencies other than the U.S. dollar. We use this to understand the growth of our business on a constant dollar basis, as we believe fluctuations in exchange rates distort the underlying growth of our business (both positively and negatively). To neutralize the effect of foreign exchange fluctuations, we translate current year results at prior year rates. In fiscal 2007, our net sales, gross profit, operating income, and earnings per share benefited from a weaker U.S. dollar, while advertising and selling, general, and administrative expenses were hurt. We believe separately identifying the impact foreign exchange has on each of the key line items of the Consolidated Statement of Operations allows the reader to better understand our underlying business performance.

"Acquisitions" refers to the effect the Chambord liqueur and Casa Herradura acquisitions had on our results, which we believe makes comparisons difficult to understand. We believe disclosing this effect separately aids in understanding the underlying year-over-year changes.

We believe that disclosing the 6% underlying revenue growth for fiscal 2007 is important because it more accurately reflects our underlying performance.

Fiscal 2007 was another strong year for Jack Daniel's Tennessee Whiskey, as volume increased for the fifteenth consecutive year, passing the 9 million nine-liter case milestone. Consumer demand continued to expand for this iconic, authentic American whiskey, as the brand added 525,000 nine-liter cases globally, growing more than 6% over the prior year. The brand was particularly strong outside of the U.S., from which over 70%, or nearly 375,000 nine-liter cases, of its growth came. Depletions grew at a double-digit rate internationally and were notably robust in Germany, France, South Africa, Italy, Russia, and Japan. Volumes improved in the low single digits in the brand's largest market, the U.S., adding approximately 150,000 nine-liter cases to its already large base.

Like Jack Daniel's U.S. volume growth, the overall total distilled spirits category continued to increase. These industry trends, as measured by National Alcohol Beverage Control Association (NABCA) data, indicate total distilled spirits grew 3.6% for the twelve months ending April 30, 2007, while Jack Daniel's grew 3.2% for the same period. One factor that may have contributed to the Jack Daniel's U.S. moderated growth rate was our reorganization to combine our wine and spirits sales and marketing organizations. With this reorganization behind us, we anticipate that Jack Daniel's growth rate in the U.S. will improve and be on par with the total distilled spirits category. However, if this year's trend of Jack Daniel's slight underperformance in growth rate relative to the total distilled spirits category were to continue in the future, it could negatively affect our earnings growth rate.

Performance for the rest of the Jack Daniel's family of brands was also strong. Growing at a double-digit rate, Jack Daniel's ready-to-drink products approached the 3 million nine-liter case mark on the strength of Jack Daniel's & Cola sales in Australia while Jack Daniel's Single Barrel and repackaged Gentlemen Jack combined to reach volumes of nearly 250,000 nine-liter cases.

Southern Comfort global depletions grew 3%, with mid-single digit gains in the U.S. and South Africa. For the second consecutive year, worldwide depletions for Finlandia grew 15%, led again by volume growth in Poland, the brand's largest market (where it now sells over 600,000 nine-liter cases), and double-digit growth in numerous other markets, including Israel, Russia, and the U.K. The brand grew in the low single digits in the very competitive U.S. vodka market.

All three of these premium global brands, Jack Daniel's, Southern Comfort, and Finlandia, achieved record sales and profit levels in fiscal 2007.

Overall volume performance was mixed for our mid-priced regional brands. Depletions grew in the mid-single digits for both Fetzer Valley Oaks and Korbel Champagnes, while Canadian Mist, Bolla, and Early Times all posted volume declines for the year. Overall volumes for our super-premium developing brands grew at a double-digit rate, led by solid growth for Sonoma-Cutrer and Woodford Reserve. Ready-to-drink volumes continued their strong performance, expanding 9% for the second consecutive year, fueled primarily by excellent double-digit gains in Australia.

The following table highlights worldwide depletion results for our major brands during fiscal 2007:

                        Nine-Liter       % Change
                       Cases (000s)      vs. 2006
                       ------------     -----------

 Jack Daniel's            9,075              6%
 Total RTDs(1)            3,360              9%
 Southern Comfort         2,465              3%
 Finlandia                2,440             15%
 Fetzer Valley Oaks       2,295              5%
 Canadian Mist            1,945             (4%)
 Korbel Champagnes        1,280              5%
 Bolla                    1,160             (5%)

 (1) RTD (ready-to-drink) volumes include Jack Daniel's and Southern Comfort products.


Gross profit is a key performance measure for us. The same factors described above that boosted revenue growth also fueled the 13%, or $173 million, increase in gross profit, which approached $1.5 billion. The table below summarizes the major factors driving the gross profit growth for the year.

                                             Growth
                                            vs. 2006
Foreign exchange                                2%
Distribution changes                            2%
Acquisitions                                    2%
Trade inventory changes                        (1%)
Underlying gross profit growth:                 8%
   Volume                    6%
   Margin/Mix                2%
                                              -----
Reported gross profit growth                   13%
                                              =====

Underlying gross profit growth of 8% was fueled primarily by double-digit gains for Jack Daniel's, Southern Comfort, Finlandia, and our Jack Daniel's & Cola ready-to-drink product sold primarily in Australia. Improved margins on Canadian Mist, reflecting the brand's recent pricing strategy, and higher volumes for several other brands, including Woodford Reserve, Sonoma-Cutrer, Korbel Champagne, and Bonterra wines, also contributed to the underlying growth in gross profit for the year.

We work with our distributor partners around the world to enable them to maintain optimal inventories of our brands and to help them realize supply-chain efficiencies. Ultimately, however, given the number of distributors and importers to whom we sell our brands, we do not have control over their buying patterns or the inventory held at either wholesale or retail levels. Therefore, we believe it is important to provide visibility to both the positive and negative effects that fluctuating trade inventory levels have on our reported results. We compute this effect using our historical and estimated depletion trends and, as shown in the table on page 29, separately identify trade inventory changes in the variance analysis for our key metrics.

Gross margin declined from 54.2% in fiscal 2006 to 52.8% in fiscal 2007. The major factor driving this decline in margin was the full-year effect of recording excise taxes for our German and Australian businesses, which lowered gross margin by 1.5 percentage points. The distribution structures changed in these markets in October 2005 and February 2006, respectively, causing us to be responsible for collecting and remitting excise taxes in these markets.

Advertising expenses were up $38 million, or 12%, as we continued our long track record of consistently reinvesting to build our brands. The weaker U.S. dollar and spending behind acquired brands (Chambord liqueur and the Casa Herradura brands) contributed to the increase in spending for the year. On a constant-exchange basis, and excluding the effect of acquisitions, advertising investments were up 6%, reflecting incremental spending behind Jack Daniel's, Southern Comfort, Finlandia, and several of our super-premium developing brands.

                                             Growth
                                            vs. 2006
Foreign exchange                                3%
Acquisitions                                    3%
Underlying advertising growth                   6%
                                              -----
Reported advertising growth                    12%
                                              =====

                   ADVERTISING TRENDS

                      Advertising
      Fiscal            Expense             Growth vs.
       Year          (in millions)          Prior Year
       2003              $230                   7%
       2004               265                  15%
       2005               293                  11%
       2006               323                  10%
       2007               361                  12%


Selling, general, and administrative expenses increased $68 million, or 14%, influenced by the following factors:
                                              Growth
                                             vs. 2006
Distribution changes                             5%
Acquisitions                                     3%
Foreign exchange                                 1%
Underlying SG&A growth                           5%
                                               -----
Reported SG&A growth                            14%
                                               =====

Higher compensation and postretirement costs increased the underlying selling, general, and administrative expenses. We also made changes to our distribution networks during fiscal 2006 in Germany and Australia that we believe will improve our direct influence over in-market brand-building activities.

Other income decreased $28 million in fiscal 2007, due primarily to the absence of the following items that occurred during fiscal 2006:

 - $14 million consideration received from LVMH Moet Hennessy Louis Vuitton for the early termination of our distribution and marketing rights for the Glenmorangie family of brands;

 - $25 million gain relating to a contractual fee paid to us by Pernod Ricard following their acquisition of Allied Domecq and decision to exit
   Swift & Moore (formerly a joint venture between Allied Domecq and us in Australia); and

 - $5 million gain on the sale of unused Jekel winery assets in Monterey, California (although the Jekel brand remains an important part of our portfolio).

Partially offsetting the absence of these items in fiscal 2007 was an $11 million gain we recognized on the sale of an Italian winery used in producing Bolla wines to Gruppo Italiano Vini (GIV). Although the Bolla brand remains an important part of our portfolio, we moved the responsibility for producing these Italian wines to GIV, an Italian company, during fiscal 2007.

Operating income from continuing operations for fiscal 2007 improved 7%, or $39 million. Positive factors driving operating income growth were solid underlying performances from our premium global brands, a weaker U.S. dollar, and a net gain on the sale of winery property in Italy. These positive factors were partially offset by the absence of several items that occurred in fiscal 2006, including a cash payment received for the early termination of marketing and distribution rights for the Glenmorangie family of brands, a net gain related to the restructuring of the ownership of our Australian distributor, and a gain on the sale of winery property in California. The following chart summarizes the major factors driving our 7% growth in operating income and identifies our underlying operating income growth for fiscal 2007 of 11%, which we believe more accurately reflects the underlying performance of our business.

                                             Growth
                                            vs. 2006
Absence of Glenmorangie consideration          (3%)
Distribution changes                           (4%)
Trade inventory changes                        (1%)
Acquisitions                                   (1%)
Net gain on sale of winery property             1%
Foreign exchange                                4%
Underlying operating income growth             11%
                                              -----
Reported operating income growth                7%
                                              =====

Interest expense (net) increased $12 million compared to fiscal 2006, reflecting the financing of the Casa Herrudura acquisition. We initially financed the acquisition with approximately $114 million of cash and approximately $680 million of commercial paper. We replaced some of this debt with the issuance of $400 million of long-term debt in March 2007.

Effective tax rate reported for continuing operations in fiscal 2007 was 31.7% compared to 29.3% reported in fiscal 2006. The 2.4 percentage points increase in the rate was primarily attributable to the absence of a tax benefit achieved last year by offsetting various capital gains items (from the early termination of Glenmorangie marketing and distribution rights, the sale of winery property, and consideration received from changes in our Australian distribution operation) against the capital loss resulting from the sale of Lenox, Inc. The effective tax rate was also affected by the phase-out of the extraterritorial income exclusion, as provided by The American Jobs Creation Act of 2004.

Diluted earnings per share from continuing operations reached a record $3.22, up 1% over fiscal 2006. Performance for the year benefited from solid growth for Jack Daniel's, Southern Comfort, and Finlandia, and improved volume and profits from Jack Daniel's ready-to-drink product, sold primarily in Australia. Reported results in both fiscal 2007 and fiscal 2006 were also affected by several items that we believe were not representative of our underlying growth in earnings. These items include:

Recorded in fiscal 2006:
 - A net benefit received from changes in our Australian distribution operation of approximately $0.15 per share;
 - Profits associated with the early termination of Glenmorangie marketing and distribution of approximately $0.11 per share;
 - A net gain on the sale of California winery property of approximately $0.04 per share; and
 - An increase in trade inventory levels which boosted earnings by approximately $0.05 per share.

Recorded in fiscal 2007:
 - A net gain on the sale of Italian winery property of approximately $0.08 per share;
 - A benefit resulting from a weaker U.S. dollar of approximately
   $0.13 per share; and
 - A reduction in earnings reflecting interest and transition expenses associated with our acquisitions of Chambord liqueur and Casa Herradura of approximately $0.15 per share.

Basic and diluted earnings per share. In Note 15 to our consolidated financial statements, we describe our 2004 Omnibus Compensation Plan and how we issue stock options under it. In Note 1, under "Stock-Based Compensation" we describe how the plan is designed to avoid diluting earnings per share.

Fiscal 2006 Compared to Fiscal 2005

Net sales improved 10%, or $217 million, driven by higher sales for almost all of our brands but notably for Jack Daniel's, Southern Comfort, and Finlandia, reflecting higher volumes, and margin expansion related to selected price increases. Jack Daniel's registered growth for the fourteenth consecutive year, as demand expanded 8% globally, or 665,000 nine-liter cases, to over 8.5 million nine-liter cases. Southern Comfort worldwide volumes expanded 5% for the second consecutive year. Results for Finlandia were also strong, as worldwide depletions accelerated, growing 15% led by volume growth in Poland and double-digit increases in Israel, Russia, and China. Higher volumes from our super-premium developing brands, including Woodford Reserve, Sonoma-Cutrer, and Tuaca, and our ready-to-drink performance in Australia, also contributed to the growth in sales for the year.

Gross profit grew 13%, or $152 million. This growth resulted from the same factors that generated revenue growth. Gross margin increased from 52.7% in fiscal 2005 to 54.2% in fiscal 2006. The major factors driving this improvement were price increases on several brands in various markets, a favorable shift of business to more profitable markets and brands, and significantly lower cost for wines.

Advertising expenses increased 10% as we increased brand-building activities behind Jack Daniel's, Southern Comfort, Finlandia, and several of our super-premium developing brands, including Woodford Reserve and Tuaca. Partially offsetting these increases in spending were the benefit of a stronger U.S. dollar on spending outside of the U.S. and the absence of advertising investments behind two low-carbohydrate wines, One.6 Chardonnay and One.9 Merlot in fiscal 2005.

Selling, general, and administrative expenses increased 12% from fiscal 2005, driven by changes in our distribution networks around the world that we believe will enhance our direct influence over in-market brand-building activities in key markets in Continental Europe, Australia, and Japan. In addition, higher postretirement expenses, inflation on salary and related, and third-party advisory fees associated with the evaluation of a possible purchase of Allied Domecq, contributed to the growth in spending.

Other income improved $45 million in fiscal 2006 due primarily to three items:
 - a $14 million benefit associated with terminating our distribution rights to the Glenmorangie family of brands;
 - a $25 million gain related to acquiring full ownership of our Australian distributor; and
 - a $5 million gain from selling winery assets.

Operating income reached a then record $563 million in fiscal 2006, growing $118 million, or 26%, reflecting strong underlying growth for our premium global brands. The payment received for the early termination of marketing and distribution rights for the Glenmorangie family of brands, the net gain related to the restructuring of the ownership of our Australian distributor, the gain on the sale of winery assets, and profits associated with higher global trade inventory levels contributed to the growth in operating income. These positive factors were partially offset by the negative effect of a stronger U.S. dollar.

Interest expense (net) declined $9 million compared to fiscal 2005 reflecting significantly higher cash balances due in part to the sale of Lenox, Inc. and the repayment of approximately $280 million of short- and medium-term notes.

Effective tax rate for continuing operations in fiscal 2006 was 29.3% compared to 32.6% in fiscal 2005. The decline in the rate primarily reflects the tax benefit achieved by offsetting various capital gains against the capital loss resulting from the sale of Lenox, Inc.

Diluted earnings per share increased 16% to $3.20 per share in fiscal 2006. This growth resulted from the same factors that generated operating income growth, though it was tempered by the absence of a gain recorded in fiscal 2005 related to the sale of our shares in Glenmorangie plc.

OTHER KEY PERFORMANCE MEASURES

Our primary goal is to increase the value of our shareholders' investment. We believe that long-term growth in the market value of our stock is a good indication of our success in delivering attractive returns to shareholders.

TOTAL SHAREHOLDER RETURN. While an investment made in Brown-Forman Class B stock a year ago has declined nearly 9% and the S&P 500 has increased, a $100 investment in our stock over the long-term has outpaced the return provided by the S&P 500. A $100 investment in our Class B stock five years ago would have grown to nearly $183 by the end of fiscal 2007, assuming reinvestment of all dividends and ignoring personal taxes and transaction costs. This represents an annualized return of 13% over the five-year period, compared to an 8% annualized increase for the S&P 500.

               Compound Annual Growth in Total Shareholder Return
          (as of April 30, 2007, and including dividend reinvestment)

                               1 Year       5 Years      10 Years      15 Years

Brown-Forman Class B shares      (9%)         13%           12%           14%
S&P 500 index                    16%           8%            8%           11%


RETURN ON AVERAGE INVESTED CAPITAL. Our return on average invested capital from continuing operations improved 3.4 percentage points from fiscal 2004 through fiscal 2006 reflecting record earnings fueled by double-digit organic growth and tight management of our investment base. Despite our return on average invested capital declining in fiscal 2007 to 17.4%, our returns continued to outpace those of nearly all of our competitors. Record earnings in fiscal 2007 were offset by the dilutive effect of the investments in Chambord liqueur and Casa Herradura. We believe our return on invested capital will continue to improve over the long term, given our positive outlook for earnings growth and careful management of our investment base. However, we expect a decline in our returns next fiscal year due to the full-year effect of the Casa Herradura acquisition, which is expected to be dilutive initially but is projected to build and enhance our returns, as we believe the brands have considerable growth potential.

Return on Average Invested Capital from Continuing Operations:

   Fiscal 2004     18.5%
   Fiscal 2005     23.0%
   Fiscal 2006     21.9%
   Fiscal 2007     17.4%


BUSINESS ENVIRONMENT FOR WINE AND SPIRITS

GENERALLY. The business climate for distilled spirits, our principal product line, continues to be solid in the U.S. (our biggest market) and very robust overseas. This reflects favorable demographic and income trends in the U.S. and the popularity of Jack Daniel's, Southern Comfort, and Finlandia Vodka in many international markets. The trend toward premium products continues, which helps our brands. We see great opportunity in emerging markets such as China, Central Europe, and South Africa.

The wine business is more challenging, given margin pressure and a high cost basis. However, wine and spirits combined have taken market share in beverage alcohol from beer in the U.S. Favorable demographic trends should help the top-line growth of wine sales, but acceptable profitability remains a challenge. We continue to actively pursue opportunities to improve our overall wine cost structure and our brand performance such as those we accomplished this past year, including the sale of a winery operation in Italy and the reorganization of our wine production facilities.

GOVERNMENT POLICIES, PUBLIC ATTITUDES. Against this background of good business trends, we know that our ability to market and sell our beverage alcohol products depends heavily on society's attitudes toward drinking and government policies that flow from those attitudes. This is not just a U.S. issue but one we see in Europe and around the world. In particular, a number of organizations criticize abusive drinking and blame alcohol manufacturers for problems associated with alcohol misuse. Specifically, critics say alcohol companies market their products to encourage underage drinking.

We are extremely careful to market our beverage products only to adults. We were one of the first companies to adopt a comprehensive marketing code governing the sale of our wine and spirits brands, which emphasizes the importance of content and placement to minimize exposure to the underaged. We adhere to marketing codes of the Distilled Spirits Council of the U.S. and the Wine Institute. We also contribute significant resources to The Century Council, an organization that we and other spirits producers created to combat drunk driving and underage drinking.

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

POLICY OBJECTIVES. We believe that beverage alcohol should be regarded like other beneficial products, such as automobiles, power lawnmowers, and chocolate
- which can be hazardous if misused by the consumer. Therefore, we seek to encourage the proper use of our products and discourage abuse of alcohol, particularly drinking by those under the legal drinking age. We believe the most powerful way to encourage proper drinking and discourage alcohol abuse is through partnership with parents, schools, and other organizations.

We also seek recognition that distilled spirits, wine, and beer, are all different forms of beverage alcohol, and should be treated on an equal basis by government. Generally speaking, however, distilled spirits, especially in the U.S., pay higher taxes per ounce of pure alcohol, are subject to more severe restrictions on the places and hours of sale, and in some venues (such as network TV) are denied the right to advertise. We seek to "level the playing field" in beverage alcohol.

We also seek, for the convenience of our customers, Sunday sales in those states that still ban them. We encourage rules that liberalize international trade, so that we can expand our international business. We oppose tax increases, which make our products more expensive for our consumers, and seek to diminish the tax advantage enjoyed by beer.

TAXES. Like all goods, beverage alcohol sales are sensitive to higher tax rates. No legislation to increase U.S. federal excise taxes on distilled spirits is currently pending, but future tax increases are always possible, as are tax increases levied on the broader business community. From time to time, state legislatures increase beverage alcohol taxes. The cumulative effect of such tax increases over time hurts sales. Because combined federal and state taxes already account for more than 50% of the price of a typical bottle of bourbon, we work for reasonable excise tax reductions. Increased tax rates, advertising restrictions, and outmoded product standards also affect beverage alcohol markets outside the U.S. To date, those changes have not been significant to our overall business, but that could change.

THE LITIGATION CLIMATE. A law firm has filed nine class-action lawsuits against spirits, beer, and wine manufacturers, including us, alleging that our marketing causes illegal consumption of alcohol by those under the legal drinking age. We dispute these allegations and will defend these cases vigorously. To date, the first six courts to consider those lawsuits have dismissed them and two cases have been voluntarily withdrawn. However, the plaintiffs have appealed the dismissal of the six cases. Adverse developments in these or similar lawsuits could hurt our beverage business and the overall industry.

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

EXCHANGE RATES. The strength of foreign currencies relative to the U.S. dollar affects sales and cost to purchase goods and services in our international business. This year, our earnings were helped by a weaker U.S. dollar, particularly in the U.K., Australia, and Continental Europe. We have hedged the majority of our exposure to foreign exchange fluctuations in 2008 by entering into foreign currency forwards and option contracts. However, if the U.S. dollar appreciates significantly, the effect on our business would be negative for any unhedged portion.

DISCONTINUED OPERATIONS

                        Summary of Operating Performance
                (Dollars in millions, except per share amounts)

                                                 2005        2006         2007
                                                 ----        ----         ----

Net sales                                        $534        $166         $ 50
Operating expenses                               (524)       (178)         (53)
Impairment charge                                 (37)        (60)          (9)
Transaction costs                                  --         (10)          (1)
                                                 ----        ----         ----
   Loss before income taxes                       (27)        (82)         (13)
Income tax (expense) benefit                       (4)          7            2
                                                 ----        ----         ----
   Net loss from discontinued operations         $(31)       $(75)        $(11)
                                                 ====        ====         ====
Loss per share:
   Basic                                        (0.256)     (0.615)      (0.087)
   Diluted                                      (0.255)     (0.608)      (0.086)


As discussed in Note 2 to the accompanying financial statements, we sold Lenox, Inc. during fiscal 2006, and sold Brooks & Bentley and Hartmann in fiscal 2007. As a result, we have reported them as discontinued operations in the accompanying financial statements.

The net loss from discontinued operations in fiscal 2007 was $11 million compared to a net loss of $75 million in fiscal 2006. Fiscal 2006 included a pre-tax impairment charge and transaction costs totaling $70 million in addition to a loss from the operations of Lenox Inc. incurred during the period before the sale. Fiscal 2007 loss includes a pre-tax impairment charge of $9 million. The majority of this impairment relates to the decision made in fiscal 2007 by our Board of Directors to sell Hartmann and to focus our efforts entirely on our beverage business. The $7 million pretax impairment charge associated with Hartmann consisted of a goodwill impairment of $4 million and an impairment charge of $3 million that represented the excess of the carrying value of the net assets to be sold over the expected sales proceeds, net of estimated costs to sell.

Before we decided to sell Hartmann, no impairment charge was recorded because we believed its operations would generate sufficient future cash flows to enable us to fully recover its carrying amount. The decision to sell Hartmann reflects the Board's opinion that the sum of the price to be obtained from the sale and the strategic value of focusing entirely on our beverage business would be greater than the value of continuing to operate Hartmann.

There was also a $2 million pre-tax impairment charge recorded for Brooks & Bentley in fiscal 2007. This impairment charge reflected a revision to its estimated fair value and costs to sell, based on the negotiations that resulted in the sale of Brooks & Bentley.

LIQUIDITY AND CAPITAL RESOURCES

Our ability to generate cash from operations consistently is one of our most significant financial strengths. Our strong cash flows enable us to pay dividends, pursue brand-building programs, and make strategic acquisitions that we believe will enhance shareholder value. Investment grade ratings of A2 from Moody's and A from Standard & Poor's provide us with financial flexibility when accessing global credit markets. We believe cash flows from operations are more than adequate to meet our expected operating and capital requirements. In fiscal 2007, our cash flow from operations, cash on hand, and a net increase in debt enabled us to fund capital expenditures of $58 million, distribute $143 million in dividends to our shareholders, and to support acquisitions totaling over $1 billion.


Cash Flow Summary
(Dollars in millions)                      2005        2006        2007
                                          ------      ------      ------
Operating activities                      $ 396       $ 343       $ 355

Investing activities:
   Acquisitions                             (64)         --      (1,045)
   Sale of discontinued operations           --         205          12
   Sale of investment in affiliate           93          --          --
   Net (purchase) sale of short-term
    securities                               --        (160)         74
   Additions to property, plant,
    and equipment                           (44)        (51)        (58)
   Other                                     (1)          3         (21)
                                          ------      ------      ------
                                            (16)         (3)     (1,038)
Financing activities:
   Net (repayment) issuance of debt         (50)        (55)        597
   Dividends                               (111)       (128)       (143)
   Other                                      8          23          33
                                          ------      ------      ------
                                           (153)       (160)        487
                                          ------      ------      ------
Foreign exchange effect                      --          --           4
                                          ------      ------      ------
Change in cash and cash equivalents       $ 227       $ 180       $(192)
                                          ======      ======      ======

Cash provided by operations was $355 million in fiscal 2007 compared to $343 million in fiscal 2006. This increase was driven by a $24 million reduction in cash used for discontinued operations following the sale of both Lenox, Inc. in fiscal 2006 and the remaining businesses that comprised the former consumer durables segment in fiscal 2007. We generated $349 million in cash flow from the operating activities of continuing operations in fiscal 2007, a 3% decrease compared with $361 million in the prior year. Higher earnings were offset by an increase in working capital requirements due in part to the acquisitions of Chambord liqueur and Casa Herradura. In addition, an increase in barreled whiskey inventory levels for Jack Daniel's and a reduction in our accrued income taxes due to the seasonalization of our payments increased working capital requirements.

Cash used for investing activities in fiscal 2007 increased by $1,035 million compared to fiscal 2006, largely reflecting the acquisitions of Chambord and Casa Herradura for a total of $1,045 million during fiscal 2007.

Cash provided by financing activities increased by $647 million, primarily reflecting the issuance of a combination of commercial paper and $400 million of debt to finance the acquisition of Casa Herradura.

In comparing fiscal 2006 with fiscal 2005, cash provided by operations decreased $53 million, as higher earnings were offset by a $59 million reduction in cash provided by discontinued operations following the sale of Lenox, Inc. in fiscal 2006. Cash used for investing activities declined $13 million in fiscal 2006, as proceeds received on the sale of Lenox, Inc. were offset by capital spending and higher interest-yielding short-term investments.

                          Fiscal 2007 Cash Utilization

Sources of Cash:
   Long-term borrowings                      56%
   Operating activities                      33%
   Sale of short-term investments             7%
   Stock option exercises                     3%
   Sale of discontinued operations            1%

Uses of Cash:
   Acquisitions                              82%
   Dividends                                 11%
   Capital spending                           5%
   Purchase of short-term investments         2%


Investments in property, plant, and equipment were $44 million in fiscal 2005, $51 million in fiscal 2006, and $58 million in fiscal 2007. Expenditures over the three-year period included investments to maintain, expand, and improve efficiencies of our production operations and to provide capital resources to build our brands.

We expect capital expenditures for fiscal 2008 to be $70 to $80 million, an increase compared to our spending over the past three fiscal years. This increase reflects investments to further expand capacity of our production and distribution facilities to meet the continued growing demand for Jack Daniel's and investments resulting from the Casa Herradura acquisition. We will also continue to invest in technology to enhance our understanding of our consumers, improve the efficiency of our production operations, augment the quality of each of our brands, and build our brands. We expect to fund fiscal 2008 capital expenditures with cash provided by operations.

In March 2003, we repurchased 7.9 million shares of our common stock for $561 million, including transaction costs, through a "Dutch auction" tender offer. We financed the repurchase by issuing $600 million in debt; of this amount, $250 million was repaid in March 2006, and the remaining $350 million is due in March 2008. We expect to meet the 2008 obligation through cash from operations and existing commercial paper capacity.

We have access to short-term capital markets through the issuance of commercial paper, backed by a bank credit agreement for $800 million that expires in fiscal 2012. The credit agreement provides us with an immediate and continuing source of liquidity. At April 30, 2007, we had no outstanding borrowings under this agreement.

In January 2007, we filed a new shelf registration with the SEC for an undetermined amount of securities that gives us prompt access to longer-term financing.

Effective May 31, 2006, we completed the acquisition of Chambord liqueur and all related assets from Chatam International Incorporated and its operating subsidiary, Charles Jacquin et Cie Inc., for $251 million, including transaction costs. The acquisition consisted primarily of the Chambord brand name and goodwill, to which we allocated $116 million and $127 million of the purchase price, respectively.

On January 18, 2007, we completed the acquisition of substantially all of the assets of Casa Herradura and its affiliates relating to its tequila business, including the Herradura and el Jimador tequilas, the New-Mix tequila-based ready-to-drink brand, the trade names and trademarks associated with such brands and other acquired brands, as well as related production facilities and the sales, marketing, and distribution organization in Mexico. The cost of the acquisition, including transaction costs, was $794 million, which has been preliminarily allocated to the acquired assets and liabilities (see Note 3 to the accompanying consolidated financial statements). We financed the acquisition with approximately $114 million of cash and approximately $680 of commercial paper, $400 million of which was subsequently replaced with long-term debt.

On March 22, 2007, our Board of Directors approved the distribution to shareholders of the $204 million in cash received (net of transaction fees) from the sale of Lenox, Inc. and Brooks & Bentley. The distribution of $1.6533 per share was made on May 10, 2007, to shareholders of record on April 5, 2007. The Internal Revenue Service has issued to us a private letter ruling which states that the special distribution will be treated as a distribution in partial liquidation pursuant to Sections 302(b)(4) and 302(e)(1) of the Internal Revenue Code.

LONG-TERM OBLIGATIONS

We have long-term obligations related to contracts, leases, and borrowing arrangements that we enter into in the normal course of business (see Notes 5 and 7 to the accompanying consolidated financial statements). The following table summarizes the amounts of those obligations as of April 30, 2007, and the years when those obligations must be paid:


Long-Term Obligations                                      2009-     After
(Dollars in millions)                    Total     2008     2012      2012
                                         -----     ----     ----      ----
Long-term debt                          $  776     $354      $414     $  8
Interest on long-term debt                 106       33        72        1
Grape purchase obligations                 104       29        55       20
Operating leases                            44       13        21       10
Postretirement benefit obligations(1)        6        6       n/a      n/a
Agave purchase obligations(2)              n/a      n/a       n/a      n/a
                                         -----     ----      ----     ----
Total                                   $1,036     $435      $562     $ 39
                                         =====     ====      ====     ====

 (1) As of April 30, 2007, we have unfunded pension and other postretirement benefit obligations of $104 million. Because the specific periods in which those obligations will be funded are not determinable, no amounts related to those obligations are reflected in the above table other than the $6 million of expected contribution in fiscal 2008. Historically, we have generally funded these obligations with the minimum annual contribution required by ERISA, but we may elect to contribute more than the minimum amount in future years.
 (2) As discussed in Note 5 to the accompanying consolidated financial statements, we have obligations to purchase agave. Because the specific periods in which those obligations will be paid are not determinable, no amounts related to those obligations are reflected in the table above.

We expect to meet these obligations with internally generated funds.

MARKET RISKS

Our foreign currency hedging contracts are subject to changes in exchange rates; our commodity futures and option contracts are subject to changes in commodity prices; and some of our debt obligations are subject to changes in interest rates. We discuss these instruments' sensitivity to market fluctuations below. See Note 5 to our consolidated financial statements for information regarding our grape and agave purchase obligations, which are also exposed to commodity price risk, and "Critical Accounting Estimates" for a discussion of the exposure of our pension and other postretirement plans to interest rate risks.

Inflationary, deflationary, and recessionary conditions affecting these market risks also affect the demand for and pricing of our products. See "Important Information Regarding Forward-Looking Statements" (page 56) for details.

FOREIGN EXCHANGE. As a result of continued growth in international sales, we estimate that our foreign currency revenues will exceed our foreign currency expenses by approximately $460 million in fiscal 2008. To the extent that this foreign currency exposure is not hedged, our results of operations and financial position are positively affected when the U.S. dollar weakens against foreign currencies and negatively affected when the dollar strengthens against them.

However, we routinely use foreign currency forward and option contracts to hedge our foreign exchange risk. Provided the contracts remain effective in hedging the foreign exchange risk, we do not recognize any unrealized gains or losses on the contracts in earnings until the underlying hedged transactions are recognized in earnings. At April 30, 2007, our foreign currency hedges had a total notional value of $406 million and a net unrealized loss of $6 million. Assuming the contracts remain effective hedges, we estimate that if the value of the U.S. dollar averaged 10% higher in fiscal 2008 than the fiscal 2007 effective rates for the currencies in which we do business, our fiscal 2008 operating income would decrease by $7 million. Conversely, a 10% average decline in the value of the dollar would increase operating income by $29 million. Thus, over the longer term, reported profits from our international business may be adversely affected if the U.S. dollar strengthens against other currencies.

COMMODITY PRICES. We are subject to commodity price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. We use futures contracts and options to reduce the volatility of pricing for certain commodities, primarily corn. At April 30, 2007, we had outstanding hedge positions on approximately 1 million bushels of corn with a negligible net unrealized loss. We estimate that a 10% change in commodity prices would result in negligible incremental gain or loss on these contracts.

INTEREST RATES. Our short-term investments and short-term borrowings are exposed to the risk of changes in interest rates. Based on April 30, 2007, balances of variable-rate debt and investments, a 1% increase in interest rates would increase our net interest expense, which includes interest income on cash and short-term investments, by $4 million.

CRITICAL ACCOUNTING ESTIMATES

Our financial statements reflect certain estimates involved in applying the following critical accounting policies that entail uncertainties and subjectivity. Using different estimates could have a material effect on our operating results, financial condition, and changes in financial condition.

GOODWILL AND OTHER INTANGIBLE ASSETS. We have obtained most of our brands through acquisitions from other companies. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including brand names and other intangible assets, based on estimated fair value, with any remaining purchase price recorded as goodwill. Goodwill and intangible assets with indefinite lives are not amortized. We consider all of our brand names to have indefinite lives.

We assess our brand names and goodwill for impairment at least annually to ensure that future cash flows continue to exceed the related book value. A brand name is impaired if its book value exceeds its fair value. Goodwill is evaluated for impairment if the book value of its reporting unit exceeds its estimated fair value. Fair value is determined using discounted future cash flows, with consideration of market values for similar assets when available. If the fair value of an evaluated asset is less than its book value, the asset is written down to its estimated fair value.

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

The assets, obligations, and assumptions used to measure pension and retiree medical expenses are determined as of January 31 of the preceding year ("measurement date"). Because obligations are measured on a discounted basis, the discount rate is a significant assumption. It is based on interest rates for high-quality, long-term corporate debt at each measurement date. The expected return on pension plan assets is based on our historical experience and our expectations for long-term rates of return. The other assumptions also reflect our historical experience and management's best judgment regarding future expectations. We review our assumptions on each annual measurement date. For fiscal 2007, we have increased the discount rate for pension obligations from 5.95% to 6.04%, and for other postretirement benefit obligations from 5.95% to 5.98%. Pension and postretirement benefit expense for fiscal 2008 is estimated to be approximately $25 million, compared to $22 million for fiscal 2007. A decrease/increase in the discount rate of 25 basis points would increase/decrease the fiscal 2008 expense by approximately $1 million.

As discussed in Note 12 to the accompanying consolidated financial statements, we adopted Statement of Financial Accounting Standards No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)," on April 30, 2007.

INCOME TAXES. Our annual tax rate is based on our income and the statutory tax rates in the various jurisdictions in which we operate. In fiscal 2007, our annual income tax rate for continuing operations was 31.7%, compared to 29.3% in fiscal 2006. The tax rate in fiscal 2007 increased 2.4 percentage points, primarily as a result of the absence of the fiscal 2006 tax benefit achieved by offsetting various capital gains items (from the early termination of Glenmorangie marketing and distribution rights, the sale of winery property, and consideration from changes in our Australian distribution) against the capital loss resulting from the sale of Lenox, Inc. The total Lenox capital loss exceeded the amount of capital gains offset during fiscal 2006 by $64 million. Currently, we are unaware of any particular transactions that will permit the use of this capital loss carryforward, so we have not recorded any tax benefit relating to it. The effective tax rate was also affected by the phase-out of the extraterritorial income exclusion, as provided by The American Jobs Creation Act of 2004 (the "Act").

Additionally, the Act, which was enacted in October 2004, provided a special, one-time opportunity to deduct from taxable income 85% of certain qualifying foreign dividends repatriated in the U.S. from controlled foreign corporations, subject to various limitations and restrictions. In fiscal 2006, we repatriated $277 million of foreign earnings previously considered to be indefinitely reinvested outside of the U.S. This one time opportunity allowed us to repatriate earnings in excess of those for which a deferred income tax liability previously had been established. The deferred tax liability covered all of the associated tax expense attributable to the repatriation. We intend to continue to reinvest earnings outside the U.S. indefinitely and have not recognized any U.S. tax expense on these earnings. At April 30, 2007, we had approximately $230 million of undistributed international earnings.

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

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We do not expect our adoption of FIN 48 to affect our financial statements materially.

CONTINGENCIES. We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of a loss, and adjust the accrual as appropriate to reflect changes in facts and circumstances.

A law firm has sued Brown-Forman and many other manufacturers and marketers of spirits, wines, and beer in a series of nine very similar class-action lawsuits seeking damages and injunctive relief from alleged marketing of beverage alcohol to underage consumers. The suits allege that the defendants engage in deceptive and negligent marketing practices targeting underage consumers. They seek to recover on behalf of parents those funds that their children spent on the illegal purchase of alcohol as well as disgorgement of all profits from the alleged illegal sales. We are vigorously defending these cases. Six of the suits have been dismissed by trial court and are being appealed. Two cases have been voluntarily withdrawn. One is pending decision of a dismissal motion. We cannot yet predict the outcome of these claims, including whether we will incur related losses or the amount of such losses. Since we cannot estimate the amount of possible loss, no amounts have been accrued. But an unfavorable result in these or similar class-action lawsuits could have a material adverse impact on our business.

                                  Brown-Forman
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Expressed in millions, except per share amounts)
--------------------------------------------------------------------------------
Year Ended April 30,                            2005         2006         2007
--------------------------------------------------------------------------------
Net sales                                      $2,195       $2,412       $2,806
Excise taxes                                      417          468          588
Cost of sales                                     622          636          737
                                               --------------------------------

   Gross profit                                 1,156        1,308        1,481


Advertising expenses                              293          323          361
Selling, general, and administrative expenses     420          469          537
Other income, net                                  (2)         (47)         (19)
                                               --------------------------------
   Operating income                               445          563          602


Gain on sale of investment in affiliate            72           --           --
Interest income                                     7           14           18
Interest expense                                   20           18           34
                                               --------------------------------
   Income from continuing operations
    before income taxes                           504          559          586

Income taxes                                      165          164          186
                                               --------------------------------
   Income from continuing operations              339          395          400

Loss from discontinued operations,
 net of income taxes                              (31)         (75)         (11)
                                               --------------------------------
   Net income                                  $  308       $  320       $  389
                                               ================================

Basic earnings (loss) per share:
   Continuing operations                       $2.788       $3.239       $3.257
   Discontinued operations                     (0.256)      (0.615)      (0.087)
                                               --------------------------------
      Total                                    $2.532       $2.624       $3.170
                                               ================================

Diluted earnings (loss) per share:
   Continuing operations                       $2.772       $3.204       $3.222
   Discontinued operations                     (0.255)      (0.608)      (0.086)
                                               --------------------------------
      Total                                    $2.517       $2.596       $3.136
                                               ================================


The accompanying notes are an integral part of the consolidated financial statements.

                                  Brown-Forman
                           CONSOLIDATED BALANCE SHEETS
          (Expressed in millions, except share and per share amounts)
--------------------------------------------------------------------------------
April 30,                                                    2006          2007
--------------------------------------------------------------------------------
Assets
------
Cash and cash equivalents                                   $ 475         $ 283
Short-term investments                                        160            86
Accounts receivable, less allowance for doubtful
   accounts of $5 in 2006 and $22 in 2007                     323           404
Inventories:
   Barreled whiskey                                           274           303
   Finished goods                                              94           151
   Work in process                                            106           198
   Raw materials and supplies                                  37            42
                                                           ---------------------
      Total inventories                                       511           694
Current portion of deferred income taxes                       80            76
Current assets held for sale                                   26            --
Other current assets                                           34            92
                                                           ---------------------
Total Current Assets                                        1,609         1,635

Property, plant, and equipment, net                           425           506
Prepaid pension cost                                          146            23
Goodwill                                                      192           670
Other intangible assets                                       325           684
Noncurrent assets held for sale                                 9            --
Other assets                                                   22            33
                                                           ---------------------
Total Assets                                               $2,728        $3,551
                                                           =====================

Liabilities
-----------
Accounts payable and accrued expenses                       $ 289        $  361
Accrued income taxes                                           49            27
Payable to shareholders                                        --           204
Short-term borrowings                                         225           401
Current portion of long-term debt                              --           354
Current liabilities held for sale                               6            --
                                                           ---------------------
Total Current Liabilities                                     569         1,347

Long-term debt, less unamortized
 discount of $1 in both 2006 and 2007                         351           422
Deferred income taxes                                         133            56
Accrued pension and other postretirement benefits              78           123
Other liabilities                                              34            30
                                                           ---------------------
Total Liabilities                                           1,165         1,978
                                                           ---------------------
Commitments and contingencies

Stockholders' Equity
--------------------
Common Stock:
  Class A, voting, $0.15 par value
   (57,000,000 shares authorized;
    56,882,000 shares issued)                                   9             9
  Class B, nonvoting, $0.15 par value
   (100,000,000 shares authorized;
    69,188,000 shares issued)                                  10            10
Additional paid-in capital                                     47            64
Retained earnings                                           1,607         1,649
Accumulated other comprehensive income (loss):
  Pension and other postretirement benefits adjustment         (5)          (99)
  Cumulative translation adjustment                            24            46
  Unrealized loss on cash flow hedge contracts                 (1)           (4)
Treasury stock, at cost
 (3,565,000 and 2,833,000 shares
  in 2006 and 2007, respectively)                            (128)         (102)
                                                           ---------------------
Total Stockholders' Equity                                  1,563         1,573
                                                           ---------------------
Total Liabilities and Stockholders' Equity                 $2,728        $3,551
                                                           =====================

The accompanying notes are an integral part of the consolidated financial statements.

                                  Brown-Forman
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Expressed in millions)
--------------------------------------------------------------------------------
Year Ended April 30,                                   2005      2006      2007
--------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                         $ 308     $ 320     $ 389
   Adjustments to reconcile net income to net cash
    provided by (used for) operations:
      Gain on sale of investment in affiliate           (72)       --        --
      Net loss from discontinued operations              31        75        11
      Depreciation and amortization                      43        42        44
      Stock-based compensation expense                    7         9         8
      Deferred income taxes                              (3)      (33)       (7)
      Other                                               2        (2)      (11)
      Change in assets and liabilities, excluding
       the effects of businesses acquired or sold:
         Accounts receivable                             (3)      (21)      (47)
         Inventories                                    (27)      (37)      (41)
         Other current assets                            11        (7)       (9)
         Accounts payable and accrued expenses           54         3        14
         Accrued income taxes                            (6)        7       (20)
         Noncurrent assets and liabilities               10         5        18
   Net cash provided by (used for) operating
    activities of discontinued operations                41       (18)        6
                                                       -------------------------
      Cash provided by operating activities             396       343       355
                                                       -------------------------

Cash flows from investing activities:
   Acquisition of businesses, net of cash acquired       --        --    (1,045)
   Acquisition of distribution rights                    --        --       (25)
   Proceeds from sale of discontinued operations         --       205        12
   Proceeds from sale of investment in affiliate,
    net of disposal costs                                93        --        --
   Acquisition of minority interest in subsidiary       (64)       --        --
   Purchase of short-term investments                    --      (388)     (249)
   Sale of short-term investments                        --       228       323
   Additions to property, plant, and equipment          (44)      (51)      (58)
   Proceeds from sale of property, plant,
    and equipment                                        --         7        14
   Computer software expenditures                        (3)       --        (9)
   Trademark and patent expenditures                     (1)       (1)       --
   Net cash provided by (used for) investing
    activities of discontinued operations                 3        (3)       (1)
                                                       -------------------------
      Cash used for investing activities                (16)       (3)   (1,038)
                                                       -------------------------

Cash flows from financing activities:
   Net change in short-term borrowings                  (50)      225       178
   Proceeds from long-term debt                          --        --       421
   Repayment of long-term debt                           --      (280)       (2)
   Debt issuance costs                                   --        --        (2)
   Proceeds from exercise of stock options                9        19        27
   Excess tax benefits from stock options                 2         7         8
   Acquisition of treasury stock                         (3)       (3)       --
   Dividends paid                                      (111)     (128)     (143)
                                                       -------------------------
      Cash (used for) provided by
       financing activities                            (153)     (160)      487
                                                       -------------------------
Effect of exchange rate changes
 on cash and cash equivalents                            --        --         4
                                                       -------------------------

Net increase (decrease) in cash and cash equivalents    227       180      (192)

Cash and cash equivalents, beginning of year             68       295       475
                                                       -------------------------
Cash and cash equivalents, end of year                 $295      $475      $283
                                                       =========================

Supplemental disclosure of cash paid for:
   Interest                                            $ 21      $ 21      $ 32
   Income taxes                                        $174      $188      $205


The accompanying notes are an integral part of the consolidated financial statements.

                                  Brown-Forman
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           (Dollars expressed in millions, except per share amounts)
--------------------------------------------------------------------------------
Year Ended April 30,                                   2005      2006      2007
--------------------------------------------------------------------------------

Class A Common Stock                                    $ 9       $ 9       $ 9

Class B Common Stock                                     10        10        10

Additional Paid-in Capital:
   Balance at beginning of year                          28        34        47
   Stock issued under compensation plans                 --        --         2
   Stock-based compensation expense                       7         8         6
   Adjustment for stock option exercises                 (3)       (3)        1
   Excess tax benefits from stock options                 2         8         8
                                                    ----------------------------
   Balance at end of year                                34        47        64
                                                    ----------------------------
Retained Earnings:
   Balance at beginning of year                       1,218     1,415     1,607
   Net income                                           308       320       389
   Cash dividends ($0.92, $1.05, and $1.165 per
    share in 2005, 2006, and 2007, respectively)       (111)     (128)     (143)
   Special cash distribution payable to
    shareholders ($1.6533 per share in 2007)             --        --      (204)
                                                    ----------------------------
   Balance at end of year                             1,415     1,607     1,649
                                                    ----------------------------
Treasury Stock, at cost:
   Balance at beginning of year                        (156)     (147)     (128)
   Acquisition of treasury stock                         (3)       (3)       --
   Stock issued under compensation plans                 12        21        24
   Stock-based compensation expense                      --         1         2
                                                    ----------------------------
   Balance at end of year                              (147)     (128)     (102)
                                                    ----------------------------
Accumulated Other Comprehensive Income (Loss):
   Balance at beginning of year                         (14)      (11)       18
   Net other comprehensive income                         3        29        19
   Adjustment to initially apply SFAS 158,
    net of tax of $60 (Note 12)                          --        --       (94)
                                                    ----------------------------
   Balance at end of year                               (11)       18       (57)
                                                    ----------------------------
Total Stockholders' Equity                           $1,310    $1,563    $1,573
                                                    ============================
Comprehensive Income:
   Net income                                          $308      $320      $389
   Other comprehensive income (loss):
      Foreign currency translation adjustment            11        (3)       22
      Pension liability adjustment, net of
       tax of $4, $(21), and $1 in 2005
       2006, and 2007, respectively                      (6)       33        (1)
      Amounts related to cash flow hedges:
         Reclassification to earnings,
          net of tax of $(2), $2, and $(2)
          in 2005, 2006, and 2007, respectively           3        (4)        3
         Net gain (loss) on hedging instruments,
          net of tax of $3, $(2), and $3
          in 2005, 2006, and 2007, respectively          (5)        3        (6)
                                                    ----------------------------
            Net other comprehensive income                3        29        18
                                                    ----------------------------
   Total Comprehensive Income                          $311      $349      $407
                                                    ============================

Class A Common Shares Outstanding (in thousands):
   Balance at beginning of year                      56,841    56,782    56,829
   Acquisition of treasury stock                        (59)       --        --
   Stock issued under compensation plans                 --        47        41
                                                    ----------------------------
   Balance at end of year                            56,782    56,829    56,870
                                                    ----------------------------
Class B Common Shares Outstanding (in thousands):
   Balance at beginning of year                      64,747    65,106    65,636
   Acquisition of treasury stock                         --       (91)       --
   Stock issued under compensation plans                359       621       731
                                                    ----------------------------
   Balance at end of year                            65,106    65,636    66,367
                                                    ----------------------------
Total Common Shares Outstanding (in thousands)      121,888   122,465   123,237
                                                    ============================

The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars expressed in millions, except per share amounts)


1.  ACCOUNTING POLICIES

We apply the following accounting policies when preparing our consolidated financial statements. References to "FASB" are to the Financial Accounting Standards Board, the private-sector organization that establishes financial accounting and reporting standards, including Statements of Financial Accounting Standards (SFAS).

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

INVENTORIES. We state inventories at the lower of cost or market, with approximately 59% of consolidated inventories being valued using the last-in, first-out (LIFO) method. Other inventories are valued using the first-in, first-out (FIFO) method. If the FIFO method had been used, inventories would have been $121 and $125 higher than reported at April 30, 2006 and 2007, respectively. FIFO cost approximates current replacement cost.

Whiskey must be barrel-aged for several years, so we bottle and sell only a portion of our whiskey inventory each year. Following industry practice, we classify all barreled whiskey as a current asset. We include warehousing, insurance, ad valorem taxes, and other carrying charges applicable to barreled whiskey in inventory costs.

We classify bulk wine and agave inventories as work in process.

PROPERTY, PLANT, AND EQUIPMENT. We state property, plant, and equipment at cost less accumulated depreciation. We calculate depreciation on a straight-line basis over the estimated useful lives of the assets as follows: 20 to 40 years for buildings and improvements; 3 to 10 years for machinery, equipment, furniture, and fixtures; and 3 to 7 years for capitalized software costs.

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

GOODWILL AND OTHER INTANGIBLE ASSETS. We assess our goodwill and other intangible assets for impairment at least annually. If the fair value of an evaluated asset is less than its book value, the asset is written down to its estimated fair value. Fair value is determined using discounted future cash flows, with consideration of market values for similar assets when available.

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

SALES DISCOUNTS. Sales discounts, which are recorded as a reduction of net sales, totaled $119, $157, and $242 for 2005, 2006, and 2007, respectively.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses include the costs associated with our sales force, administrative staff and facilities, and other expenses related to the non-manufacturing functions of our business.

EARNINGS PER SHARE. Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock-based compensation awards, including stock options, stock-settled stock appreciation rights (SSARs), and non-vested restricted stock.

The following table presents information concerning basic and diluted earnings per share:

Year Ended April 30,                                 2005       2006       2007
--------------------------------------------------------------------------------
Basic and diluted net income (loss):
   Continuing operations                             $339       $395       $400
   Discontinued operations                            (31)       (75)       (11)
                                                  ------------------------------
      Total                                          $308       $320       $389
                                                  ==============================

Share data (in thousands):
   Basic average common shares outstanding        121,746    122,094    122,868
   Dilutive effect of non-vested restricted stock      12         31         59
   Dilutive effect of stock options and SSARs         749      1,314      1,274
                                                  ------------------------------
      Diluted average common shares outstanding   122,507    123,439    124,201
                                                  ==============================

Basic earnings (loss) per share:
   Continuing operations                           $2.788     $3.239     $3.257
   Discontinued operations                         (0.256)    (0.615)    (0.087)
                                                  ------------------------------
      Total                                        $2.532     $2.624     $3.170
                                                  ==============================

Diluted earnings (loss) per share:
   Continuing operations                           $2.772     $3.204     $3.222
   Discontinued operations                         (0.255)    (0.608)    (0.086)
                                                  ------------------------------
      Total                                        $2.517     $2.596     $3.136
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

RECENT ACCOUNTING PRONOUNCEMENTS. In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We do not expect our adoption of FIN 48 to affect our financial statements materially.

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that SFAS 157 will have on our financial statements.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115." SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that SFAS 159 will have on our financial statements.

2.  DISCONTINUED OPERATIONS

We sold our wholly-owned subsidiary Lenox, Inc. ("Lenox") during fiscal 2006. In connection with the sale, we recognized a non-cash impairment charge of $60 in July 2005. The impairment charge represented the excess of the carrying value of the net assets sold over the expected sales proceeds. We also incurred transaction costs related to the sale, including legal, tax and actuarial expenses, transaction success payments, and investment banking fees.

Lenox's results of operations and the impairment charge and other transaction costs have been classified as discontinued operations, net of income taxes, in the accompanying consolidated statements of operations for fiscal 2005 and 2006.

After the sale of Lenox, we retained ownership of Brooks & Bentley, a former subsidiary of Lenox, located in the U.K. We sold Brooks & Bentley in 2007. After reviewing various strategic alternatives, we also sold our wholly-owned subsidiary, Hartmann, Inc. ("Hartmann") in 2007. Accordingly, the assets and liabilities of Brooks & Bentley and Hartmann that were sold in 2007 are classified as held for sale in the accompanying consolidated balance sheet as of April 30, 2006, and their operating results are classified as discontinued operations in the accompanying consolidated statements of operations. The results of discontinued operations for 2007 include a $9 impairment charge. The majority of this impairment relates to the decision made in 2007 by our Board of Directors to sell Hartmann and to focus our efforts entirely on our beverage business. The $7 pre-tax impairment charge associated with Hartmann consisted of a goodwill impairment of $4 and an impairment charge of $3 that represented the excess of the carrying value of the net assets to be sold over the expected sales proceeds, net of estimated costs to sell.

Before we decided to sell Hartmann, no impairment charge was recorded because we believed its operations would generate sufficient future cash flows to enable us to fully recover its carrying amount. The decision to sell Hartmann reflects the Board's opinion that the sum of the price to be obtained from the sale and the strategic value of focusing entirely on our beverage business would be greater than the value of continuing to operate Hartmann.

There was also a $2 pre-tax impairment charge recorded in 2007 for Brooks & Bentley. This impairment charge reflected a revision to its estimated fair value and costs to sell, based on the negotiations that resulted in the sale of Brooks & Bentley.

A summary of discontinued operations follows:

--------------------------------------------------------------------------------
Year Ended April 30,                             2005         2006         2007
--------------------------------------------------------------------------------
Net sales                                       $ 534        $ 166        $  50
Operating expenses                               (524)        (178)         (53)
Impairment charge                                 (37)         (60)          (9)
Transaction costs                                  --          (10)          (1)
                                                --------------------------------
   Loss before income taxes                       (27)         (82)         (13)

Income tax (expense) benefit                       (4)           7            2
                                                --------------------------------
   Net loss from discontinued operations        $ (31)       $ (75)       $ (11)
                                                ================================


3.  ACQUISITIONS

We have completed the following acquisitions over the past three years. The operating results of each acquired entity have been consolidated with our financial statements since their respective acquisition dates. Consolidated pro forma operating results would not have been materially different from the actual amounts reported.

FINLANDIA VODKA. In December 2004, we acquired the remaining capital stock of Finlandia Vodka Worldwide Ltd. (FVW) that we did not already own from the Altia Corporation of Finland for $64. The value of FVW consists primarily of the Finlandia brand name, which has an indefinite useful life. As a result of this transaction, we allocated an additional $80 to the Finlandia brand name (which was partially offset by a deferred income tax liability of $21) and $5 to various other net assets.

CHAMBORD LIQUEUR. In May 2006, we completed the acquisition of Chambord liqueur and all related assets from Chatam International Incorporated and its operating subsidiary, Charles Jacquin et Cie Inc., for $251, including transaction costs. We believe that Chambord, which is positioned in the super-premium spirits category, fits well with our approach to brand building. With the close of the transaction, we acquired the Chambord trademark, French manufacturing operations where the brand is produced, and the services of employees who work at the facility.

The acquisition consisted primarily of the Chambord brand name and goodwill, to which we allocated $116 and $127 of the purchase price, respectively. The transaction provides valuable strategic opportunities, which we believe will enable us to leverage our strong brand-building skills and our current distribution network, allowing us to grow sales of this super-premium priced product around the world. We also believe that the brand will provide us with additional distributor influence and that it complements several other brands in our portfolio, allowing for cross-selling, merchandising, and promotion, which we expect will lead to overall increased sales. These factors contributed to a purchase price that resulted in the recognition of $127 of goodwill. The entire amount allocated to goodwill is deductible for income tax purposes.

CASA HERRADURA. In January 2007, we completed the acquisition contemplated in an August 2006 asset purchase agreement among Jose Guillermo Romo de la Pena, Luis Pedro Pablo Romo de la Pena, Grupo Industrial Herradura, S.A. de C.V. ("Casa Herradura"), certain of their respective affiliates, Brown-Forman and Brown-Forman Tequila Mexico, S. de R.L. de C.V., a subsidiary of Brown-Forman. We acquired substantially all of the assets of Casa Herradura and its affiliates relating to its tequila business, including the Herradura and el Jimador tequilas, the New-Mix tequila-based ready-to-drink brand, the trade names and trademarks associated with such brands and other acquired brands, as well as related production facilities and the sales, marketing and distribution organization in Mexico.

We believe this acquisition provides us with several strategic opportunities, including the ownership of two strong, established brands, Herradura and el Jimador, which compete at the super-premium and premium levels, respectively, in the world's largest tequila markets - the U.S. and Mexico. In addition, we believe the growth potential for these brands is very attractive based on the fact that tequila is one of the fastest-growing spirits category in both markets. We expect these brands will help advance our entire business within the Hispanic population, which is the fastest growing demographic segment in the U.S., and increase our participation in the popular cocktail culture of the U.S., where the tequila-based margarita is the most frequently called-for mixed drink. We also believe the infrastructure in Mexico will give us a strong business platform to advance our portfolio in an important international market where we have historically had very little presence. We expect to leverage our current distribution network outside of Mexico, allowing us to grow sales of these super-premium and premium brands in the U.S. and to expand the brands' presence in the rest of the world, where the opportunities for growth appear numerous given the very limited distribution of tequila. Finally, by expanding and diversifying our portfolio, we believe that these brands will provide us with additional clout with our distributors and that the brands' performance will benefit significantly from our strong brand-building skills. These factors contributed to a purchase price that resulted in the recognition of the goodwill shown on the next page.

The cost of the acquisition was $794, including transaction costs of $16. The purchase price is subject to a customary post-closing working capital adjustment. The cost of the acquisition has been preliminarily allocated based on management's estimates and independent appraisals as follows:


Accounts receivable                                      $  33
Inventories                                                138
Other current assets                                        47
Property, plant, and equipment                              65
Deferred income taxes                                        6
Goodwill                                                   346
Other intangible assets                                    215
                                                          ----
   Total assets                                            850
                                                          ----

Accounts payable and accrued expenses                       54
Long-term debt                                               1
Other noncurrent liabilities                                 1
                                                          ----
   Total liabilities                                        56
                                                          ----
   Net assets acquired                                    $794
                                                          ====

A third-party valuation specialist performed a preliminary valuation of the acquired intangible assets to help us determine the fair value of each identifiable intangible asset. Standard valuation procedures were used in determining the fair value of the acquired intangible assets. The following table summarizes the identified intangible asset categories and their weighted average amortization period, where applicable:

                                         Weighted Average
                                       Amortization Period       Fair Value

Finite-lived intangible assets:
 Customer relationships                      38 years                $4

Indefinite-lived intangible assets:
 Trademarks and brand names                                        $211
 Goodwill                                                           346


The initial allocation of the cost of the acquisition was based on preliminary estimates and may be revised as asset valuations are finalized and further information is obtained on the fair value of liabilities. The entire preliminary goodwill amount of $346 is expected to be deductible for tax purposes.

We financed the acquisition with approximately $114 of cash and approximately $680 of commercial paper, $400 of which was subsequently replaced with long-term debt.


4.  GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the changes in the amounts recorded as goodwill over the past two years:

   Balance as of April 30, 2005                   $189
   Consolidation of Swift & Moore (Note 17)          5
   Foreign currency translation adjustment          (2)
                                                  ----
   Balance as of April 30, 2006                    192
   Acquisition of Chambord (Note 3)                127
   Acquisition of Casa Herradura (Note 3)          346
   Foreign currency translation adjustment           5
                                                  ----
   Balance as of April 30, 2007                   $670
                                                  ====

As of April 30, 2006, our other intangible assets consisted of trademarks and brand names, with indefinite useful lives. As of April 30, 2007, our other intangible assets consisted of:

                                            Gross Carrying        Accumulated
                                                Amount            Amortization

Finite-lived intangible assets:
   Customer relationships                        $  4                $ --
   Distribution rights                             25                  (2)
                                                 ----                -----
                                                 $ 29                $ (2)
                                                 ====                =====
Indefinite-lived intangible assets:
   Trademarks and brand names                    $657                  --


Amortization expense related to intangible assets was $0 in 2006 and $2 in 2007. Amortization expense of approximately $5 is projected for each of the next five fiscal years. However, actual amounts of future amortization expense may differ due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, purchase price reallocations, and other events.


5. COMMITMENTS

We have contracted with various growers and wineries to supply some of our future grape and bulk wine requirements. Many of these contracts call for prices to be determined by market conditions, but some contracts provide for minimum purchase prices that may exceed market prices. We have purchase obligations related to these contracts of $29 in 2008, $19 in 2009, $14 in 2010, $12 in 2011, $10 in 2012, and $20 after 2012.

We also have contracts for the purchase of agave, which is used to produce tequila. These contracts provide for prices to be determined based on market conditions at the time of harvest, which although not specified, is expected to occur over the next ten years. As of April 30, 2007, based on current market prices, obligations under these contracts totaled $26.

We made rental payments for real estate, vehicles, and office, computer, and manufacturing equipment under operating leases of $15 in 2005, $16 in 2006, and $19 in 2007. We have commitments related to minimum lease payments of $13 in 2008, $8 in 2009, $6 in 2010, $4 in 2011, $3 in 2012, and $10 after 2012.

6. CREDIT FACILITIES

We have a committed revolving credit agreement with various domestic and international banks for $800 that expires in fiscal 2012. Its most restrictive covenant requires that our consolidated EBITDA (as defined in the agreement) to consolidated interest expense not be less than a ratio of 3 to 1. At April 30, 2007, we were within this covenant's parameters. At April 30, 2007, we also had the ability to issue an undetermined amount of debt securities under an SEC shelf registration filed in January 2007.


7. DEBT

Our long-term debt consisted of the following:

April 30,                                              2006           2007
--------------------------------------------------------------------------------
3.0% notes, due in fiscal 2008                         $349           $350
Variable-rate notes, due in fiscal 2010                  --            150
5.2% notes, due in fiscal 2012                           --            250
Other                                                     2             26
                                                 -------------------------------
                                                        351            776
Less current portion                                     --            354
                                                 -------------------------------
                                                       $351           $422
                                                 ===============================

Debt payments required over the next five fiscal years consist of $354 in 2008, $4 in 2009, $154 in 2010, $3 in 2011, and $253 in 2012. The weighted average interest rate on the variable-rate notes was 5.4% at April 30, 2007. In addition to long-term debt, we had short-term borrowings outstanding with weighted average interest rates of 5.0% and 5.3% at April 30, 2006 and 2007, respectively.


8. FOREIGN CURRENCY RISK MANAGEMENT AND DERIVATIVE FINANCIAL INSTRUMENTS

We use foreign currency options and forward contracts as protection against the risk that the eventual U.S. dollar cash flows resulting from our forecasted sales and purchases of goods and services in foreign currencies will be adversely affected by changes in exchange rates. In general, average maturities are less than one year, although at April 30, 2007, we had some forward contracts with maturities approaching two years. We designate these derivative financial instruments as cash flow hedges.

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

We had outstanding foreign currency options and forward contracts, hedging primarily British pound, Australian dollar, euro, and South African rand revenues, with notional amounts totaling $205 and $406 at April 30, 2006 and 2007, respectively. At April 30, 2007, we also had forward contracts hedging the fair value of a Mexican peso-denominated intercompany receivable, with a notional value of approximately $120. Our credit exposure is, however, limited to the contracts' fair value (see Note 9) rather than their notional amounts. We minimize credit exposure by entering into foreign currency contracts only with major financial institutions that have earned investment-grade credit ratings.


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

We estimate the fair value of long-term debt using discounted cash flows based on our incremental borrowing rates for similar debt. The fair value of foreign currency contracts is based on quoted market prices. A comparison of the fair values and carrying amounts of these instruments is as follows:


April 30,                              2006                       2007
--------------------------------------------------------------------------------
                                Carrying      Fair         Carrying       Fair
                                 Amount       Value         Amount       Value
--------------------------------------------------------------------------------
Assets:
   Cash and cash equivalents      $475        $475           $283         $283
   Short-term investments          160         160             86           86

Liabilities:
   Foreign currency contracts        1           1              4            4
   Short-term borrowings           225         225            401          401
   Current portion of
    long-term debt                  --          --            354          347
   Long-term debt                  351         338            422          422



10.  BALANCE SHEET INFORMATION

Supplemental balance sheet information is as follows:


April 30,                                              2006           2007
--------------------------------------------------------------------------------
Property, plant, and equipment:
   Land                                                $ 78           $ 88
   Buildings                                            290            323
   Equipment                                            403            446
   Construction in process                               23             27
                                                 -------------------------------
                                                        794            884
   Less accumulated depreciation                        369            378
                                                 -------------------------------
                                                       $425           $506
                                                 ===============================

Accounts payable and accrued expenses:
   Accounts payable, trade                             $ 89           $118
   Accrued expenses:
      Advertising                                        62             65
      Compensation and commissions                       84             93
      Excise and other non-income taxes                  27             41
      Self-insurance claims                               8             10
      Postretirement benefits                            --              4
      Interest                                            1              3
      Other                                              18             27
                                                 -------------------------------
                                                        200            243
                                                 -------------------------------
                                                       $289           $361
                                                 ===============================

11. INCOME TAXES

We incur income taxes on the earnings of our domestic and foreign operations. The following table, based on the locations of the taxable entities from which sales were derived (rather than the location of customers), presents the domestic and foreign components of our income before income taxes:

Year Ended April 30,                        2005          2006           2007
--------------------------------------------------------------------------------
United States                               $350          $395           $489
Foreign                                      154           164             97
                                            ------------------------------------
                                            $504          $559           $586
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

April 30,                                              2006           2007
--------------------------------------------------------------------------------
Deferred tax assets:
   Postretirement and other benefits                   $  2           $ 71
   Accrued liabilities and other                          9              9
   Inventories                                           64             62
   Loss carryforwards                                    21             46
   Valuation allowance                                  (21)           (32)
                                             -----------------------------------
   Total deferred tax assets, net                        75            156
                                             -----------------------------------
Deferred tax liabilities:
   Trademarks and brand names                           (85)           (96)
   Property, plant, and equipment                       (43)           (40)
                                             -----------------------------------
   Total deferred tax liabilities                      (128)          (136)
                                             -----------------------------------
Net deferred tax (liability) asset                     $(53)          $ 20
                                             ===================================

The $32 valuation allowance at April 30, 2007, relates primarily to the $23 capital loss carryforward associated with the sale of Lenox during fiscal 2006. Currently, we are unaware of any transaction that will permit the use of this carryforward, which expires in fiscal 2011. The remaining valuation allowance relates to various other operating and capital loss carryforwards, which expire between fiscal 2012 and fiscal 2018.

Deferred tax liabilities were not provided on undistributed earnings of certain foreign subsidiaries ($150 and $230 at April 30, 2006 and 2007, respectively) because we expect these undistributed earnings to be reinvested indefinitely overseas. If these amounts were not considered permanently reinvested, additional deferred tax liabilities of approximately $26 and $41 would have been provided as of April 30, 2006 and 2007, respectively.

The 2004 American Jobs Creation Act (the "Act") provided a special one time opportunity to deduct from taxable income 85% of certain qualifying foreign dividends repatriated to the U.S. from controlled foreign corporations, subject to various limitations and restrictions, including qualified U.S. reinvestment of such earnings. During 2006, we repatriated $277 of foreign earnings that represented qualified dividends under the Act. This reduced our deferred income tax liability related to undistributed foreign earnings by $17.

Total income tax expense for a year includes the tax associated with the current tax return ("current tax expense") and the change in the net deferred tax liability ("deferred tax expense"). Total income tax expense for each of the last three years was as follows:


Year Ended April 30,                        2005          2006          2007
--------------------------------------------------------------------------------
Current:
   Federal                                  $130          $153          $141
   Foreign                                    19            16            27
   State and local                            19            19            16
                                            ------------------------------------
                                             168           188           184
                                            ------------------------------------

Deferred:
   Federal                                     4           (11)            5
   Foreign                                    (1)           (8)            1
   State and local                            (6)           (5)           (4)
                                            ------------------------------------
                                              (3)          (24)            2
                                            ------------------------------------
                                            $165          $164          $186
                                            ====================================

Our consolidated effective tax rate may differ from current statutory rates due to the recognition of amounts for events or transactions that have no tax consequences. The following table reconciles our effective tax rate to the federal statutory tax rate in the U.S.:

                                             Percent of Income Before Taxes
--------------------------------------------------------------------------------
Year Ended April 30,                        2005          2006           2006
--------------------------------------------------------------------------------
U.S federal statutory rate                  35.0%         35.0%          35.0%
State taxes, net of U.S.
 federal tax benefit                         1.2           1.3            1.3
Income taxed at other than U.S.
 federal statutory rate                     (1.9)         (1.5)          (1.5)
Tax benefit from export sales               (2.0)         (1.6)          (1.0)
Tax benefit from U.S. manufacturing           --          (0.7)          (0.7)
Impairment charges                           0.2            --             --
Capital loss benefit                          --          (2.8)            --
Other, net                                   0.1          (0.4)          (1.4)
                                           -------------------------------------
Effective rate                              32.6%         29.3%          31.7%
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

                                             Pension           Medical and Life
                                             Benefits         Insurance Benefits
--------------------------------------------------------------------------------
                                          2006      2007        2006      2007
--------------------------------------------------------------------------------
Obligation at beginning of year           $386      $414        $ 47      $ 53
Service cost                                13        13           1         1
Interest cost                               22        24           3         3
Actuarial loss                               7        14           5        --
Plan amendments                              1        --          --        --
Retiree contributions                       --        --           1         1
Benefits paid                              (15)      (16)         (4)       (4)
Effect of Hartmann sale                     --        (1)         --        (1)
                                        ----------------------------------------
Obligation at end of year                 $414      $448        $ 53      $ 53
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

As shown in the previous  table,  our pension and other  postretirement  benefit
obligations   were  reduced  by  benefit   payments  in  2007  of  $16  and  $4,
respectively. Expected benefit payments over the next ten years are as follows:

                                             Pension           Medical and Life
                                             Benefits         Insurance Benefits
--------------------------------------------------------------------------------
2008                                           $ 17                  $ 3
2009                                             19                    3
2010                                             20                    3
2011                                             22                    3
2012                                             23                    3
2013-2017                                       141                   16


ASSETS. We specifically invest certain assets in order to fund our pension benefit obligations. Our investment goal is to earn a total return that, over time, will grow assets sufficiently to fund our plans' liabilities, after providing appropriate levels of contributions and accepting prudent levels of investment risk. To achieve this goal, plan assets are invested primarily in funds or portfolios of funds actively managed by outside managers. Investment risk is managed by company policies that require diversification of asset classes, manager styles, and individual holdings. We measure and monitor investment risk through quarterly and annual performance reviews, and periodic asset/liability studies.

Asset allocation is the most important method for achieving our investment goals and is based on our assessment of the plans' long-term return objectives and the appropriate balances needed for liquidity, stability, and diversification. The allocation of our pension plan assets at fair value on January 31, 2006 and 2007, and the target allocation for 2008, by asset category, are as follows:


                                                     Asset Allocation
--------------------------------------------------------------------------------
                                          Actual          Actual          Target
                                           2006            2007            2008
--------------------------------------------------------------------------------
Equity securities                           71%             71%             70%
Debt securities                             16              15              15
Real estate                                  6               6               5
Other                                        7               8              10
                                        ----------------------------------------
Total                                      100%            100%            100%
                                        ========================================

This table shows how the fair value of the pension plan assets changed during each of the last two years. (We do not have assets set aside for postretirement medical or life insurance benefits).

                                             Pension           Medical and Life
                                             Benefits         Insurance Benefits
--------------------------------------------------------------------------------
                                          2006      2007        2006      2007
--------------------------------------------------------------------------------
Fair value at beginning of year           $324      $368        $ --      $ --
Actual return on plan assets                41        42          --        --
Retiree contributions                       --        --           1         1
Company contributions                       18         2           3         3
Benefits paid                              (15)      (16)         (4)       (4)
                                        ----------------------------------------
Fair value at end of year                 $368      $396        $ --      $ --
                                        ========================================

Consistent with our funding policy, we expect to contribute $3 to our postretirement medical and life insurance benefit plans in 2008. While we may decide to contribute more, we currently expect to contribute $3 to our pension plans in 2008.

FUNDED STATUS. The funded status of a plan refers to the difference between its assets and its obligations. Prior to our adoption of SFAS 158 (discussed below), this amount differed from the amount recorded as a net asset (liability) on the balance sheet. This table shows the funded status of our plans.

                                             Pension           Medical and Life
                                             Benefits         Insurance Benefits
--------------------------------------------------------------------------------
                                          2006      2007         2006     2007
--------------------------------------------------------------------------------
Assets                                   $ 368     $ 396         $ --     $ --
Obligations                               (414)     (448)         (53)     (53)
Assets contributed
 after measurement date                      1        --            1        1
                                          --------------------------------------
Funded status                            $ (45)    $ (52)        $(52)    $(52)
                                          ======================================

The net asset (liability) is recorded on the balance sheet as follows:

                                             Pension           Medical and Life
                                             Benefits         Insurance Benefits
--------------------------------------------------------------------------------
                                          2006      2007        2006      2005
--------------------------------------------------------------------------------
Prepaid pension cost                      $146      $ 23        $ --      $ --
Other assets                                 1        --          --        --
Accounts payable and accrued expenses       --        (1)         --        (3)
Accrued postretirement benefits            (37)      (74)        (41)      (49)
                                          --------------------------------------
Net asset (liability)                     $110      $(52)       $(41)     $(52)
                                          ======================================

Accumulated other comprehensive loss:
   Net actuarial loss                     $ --      $148         $ --     $  9
   Prior service cost                       --         5           --        1
   Minimum pension liability adjustment      7        --           --       --
                                          --------------------------------------
                                          $  7      $153         $ --     $ 10
                                          ======================================

On April 30, 2007, we adopted SFAS 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS 158 requires that we recognize the funded status of our pension and other postretirement benefit plans as an asset or liability on our balance sheet. Subsequent changes in the funded status will be recognized through comprehensive income in the year in which they occur. SFAS 158 also requires that, beginning in 2009, the assumptions used to measure our annual pension and other postretirement benefit expenses be determined as of the balance sheet date, and all plan assets and liabilities be reported as of that date. In accordance with SFAS 158, prior year amounts have not been adjusted.

The following table illustrates the incremental effect of applying SFAS 158 on individual line items on our balance sheet as of April 30, 2007:

                                       Before                           After
                                     Application                     Application
                                     of SFAS 158     Adjustments     of SFAS 158
--------------------------------------------------------------------------------
Prepaid pension cost                   $  134          $(111)           $   23
Total assets                            3,662           (111)            3,551
Accounts payable and
 accrued expenses                         357              4               361
Accrued postretirement benefits            84             39               123
Deferred income taxes                     116            (60)               56
Total liabilities                       1,995            (17)            1,978
Accumulated other
 comprehensive gain (loss)                 37            (94)              (57)
Total stockholders' equity              1,667            (94)            1,573
Total liabilities and
 stockholders' equity                   3,662           (111)            3,551


This table compares our pension plans that have assets in excess of their accumulated benefit obligations with those whose assets are less than their obligations. (As discussed above, we have no assets set aside for postretirement medical or life insurance benefits).

                                                   Accumulated       Projected
                                                    Benefit           Benefit
                                 Plan Assets       Obligation        Obligation
-------------------------------------------------------------------------------
                                 2006   2006       2006   2007      2006   2007
-------------------------------------------------------------------------------
Plans with assets in
 excess of accumulated
 benefit obligation              $368   $396       $329   $346      $368   $396
Plans with accumulated
 benefit obligation in
 excess of assets                  --     --         37     42        46     52
                                ------------------------------------------------
Total                            $368   $396       $366   $388      $414   $448
                                ================================================

PENSION EXPENSE. This table shows the components of the pension expense recognized during each of the last three years. The amount for each year includes amortization of the prior service cost and net loss that was unrecognized as of the beginning of the year.

                                                     Pension Benefits
--------------------------------------------------------------------------------
                                           2005            2006            2007
--------------------------------------------------------------------------------
Service cost                               $ 11            $ 13            $ 13
Interest cost                                20              22              24
Expected return on plan assets              (32)            (32)            (32)
Amortization of:
   Unrecognized prior service cost            1               1               1
   Unrecognized net loss                      3               8              12
                                       -----------------------------------------
Net expense                                $  3            $ 12            $ 18
                                       =========================================

The prior service cost represents the cost of retroactive benefits granted in plan amendments and is amortized on a straight-line basis over the average remaining service period of the employees expected to receive the benefits. The net loss results from experience different from that assumed or from a change in actuarial assumptions, and is amortized over at least that same period. The estimated amount of prior service cost and net loss that will be amortized from accumulated other comprehensive loss into pension expense in 2008 is $1 and $12, respectively.

The pension expense recorded during the year is estimated at the beginning of the year. As a result, the amount is calculated using an expected return on plan assets rather than the actual return. The difference between actual and expected returns is included in the unrecognized net loss at the end of the year.

OTHER POSTRETIREMENT BENEFIT EXPENSE. This table shows the components of the postretirement medical and life insurance benefit expense that we recognized during each of the last three years.

                                           Medical and Life Insurance Benefits
--------------------------------------------------------------------------------
                                           2005            2006            2007
--------------------------------------------------------------------------------
Service cost                                $1              $1              $1
Interest cost                                3               3               3
                                       -----------------------------------------
Net expense                                 $4              $4              $4
                                       =========================================

ASSUMPTIONS AND SENSITIVITY. We use various assumptions to determine the obligations and expense related to our pension and other postretirement benefit plans. The assumptions used in computing benefit plan obligations as of the end of the last two years were as follows:

                                             Pension           Medical and Life
                                             Benefits         Insurance Benefits
--------------------------------------------------------------------------------
In Percent                                2006      2007        2006      2007
--------------------------------------------------------------------------------
Discount rate                             5.95      6.04        5.95      5.98
Rate of salary increase                   4.00      4.00         --        --
Expected return on plan assets            8.75      8.75         --        --


The assumptions used in computing benefit plan expense during each of the last three years were as follows:

                                          Pension            Medical and Life
                                          Benefits          Insurance Benefits
--------------------------------------------------------------------------------
In Percent                          2005    2006    2007    2005    2006    2007
--------------------------------------------------------------------------------
Discount rate                       6.00    5.80    5.95    6.00    5.80    5.95
Rate of salary increase             4.00    4.00    4.00     --      --      --
Expected return on plan assets      8.75    8.75    8.75     --      --      --


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

The assumed health care cost trend rates as of the end of the last two years were as follows:

                                         Medical and Life Insurance Benefits
--------------------------------------------------------------------------------
In Percent                                       2006           2007
--------------------------------------------------------------------------------
Health care cost trend rate assumed for next year:
   Present rate before age 65                    11.0           10.0
   Present rate age 65 and after                 11.0           10.0

We project health care cost trend rates to decline gradually to 5.0% by 2012 and to remain level after that. Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical plans. A one percentage point increase/decrease in assumed health care cost trend rates would have increased/decreased the accumulated postretirement benefit obligation as of April 30, 2007, by $5 and the aggregate service and interest costs for 2007 by $1.

SAVINGS PLANS. We also sponsor various defined contribution benefit plans that in total cover substantially all employees. Employees can make voluntary contributions in accordance with the provisions of their respective plans, which includes a 401(k) tax deferral option. We match a percentage of each employee's contributions in accordance with the provisions of the plans. We expensed $7, $7, and $8 for matching contributions during 2005, 2006, and 2007, respectively.


13. NET SALES INFORMATION

The following table presents net sales by product category:

                                   2005              2006              2007
--------------------------------------------------------------------------------
Net sales:
   Spirits                       $1,824            $2,049            $2,425
   Wine                             371               363               381
                                 -----------------------------------------------
                                 $2,195            $2,412            $2,806
                                 ===============================================

The following table presents net sales by geographic region:

                                   2005              2006              2007
--------------------------------------------------------------------------------
Net sales:
   United States                 $1,316            $1,404            $1,498
   Europe                           637               709               816
   Other countries                  242               299               492
                                 -----------------------------------------------
                                 $2,195            $2,412            $2,806
                                 ===============================================

Net sales are attributed to countries based on where customers are located. Long-lived assets located outside the United States are not significant.


14.  CONTINGENCIES

We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and adjust the accrual as appropriate to reflect changes in facts and circumstances.

A law firm has sued Brown-Forman and many other manufacturers and marketers of spirits, wines, and beer in a series of nine very similar class action lawsuits seeking damages and injunctive relief from alleged marketing of beverage alcohol to underage consumers. The suits allege that the defendants engage in deceptive and negligent marketing practices targeting underage consumers. They seek to recover on behalf of parents those funds that their children spent on the illegal purchase of alcohol as well as disgorgement of all profits from the alleged illegal sales. We are vigorously defending these cases. Six of the suits have been dismissed by trial court and are being appealed. Two cases have been voluntarily withdrawn. One is pending decision of a dismissal motion. We cannot yet predict the outcome of these claims, including whether we will incur related losses or the amount of such losses. Since we cannot estimate the amount of possible loss, no amounts have been accrued. But an unfavorable result in these or similar class-action lawsuits could have a material adverse impact on our business.


15.  STOCK-BASED COMPENSATION

Under our 2004 Omnibus Compensation Plan (the "Plan"), we can grant stock options and other stock-based incentive awards for a total of 5,946,000 shares of common stock to eligible employees until July 22, 2014. As of April 30, 2007, awards for 4,816,000 shares remain available for issuance under the Plan. Shares delivered to employees are limited by the Plan to shares that we purchase for this purpose. No new shares may be issued.

We grant stock options and SSARs at an exercise price of not less than the fair value of the underlying stock on the grant date. Except for the stock options that expire on September 1, 2007 (discussed below), stock options and SSARs granted under the Plan become exercisable after three years from the first day of the fiscal year of grant and expire seven years after that date. The grant-date fair values of these awards granted during 2005, 2006, and 2007 were $10.78, $12.59, and $16.46 per award, respectively. Fair values were estimated using the Black-Scholes pricing model with the following assumptions:

                                      2005      2006      2007
--------------------------------------------------------------
Risk-free interest rate               4.0%      4.0%      5.0%
Expected volatility                  24.0%     22.0%     16.9%
Expected dividend yield               1.9%      1.9%      1.8%
Expected life (years)                   6         6         6


On March 22, 2007, our Board of Directors approved the distribution to shareholders of the $204 million in cash received (net of transaction fees) from the sale of Lenox and Brooks & Bentley. The distribution of $1.6533 per share was made on May 10, 2007, to shareholders of record on April 5, 2007. The Internal Revenue Service has issued to us a private letter ruling which states that the special distribution will be treated as a distribution in partial liquidation pursuant to Sections 302(b)(4) and 302(e)(1) of the Internal Revenue Code.

In connection with this special distribution, and pursuant to the terms of the Plan, the exercise price and number of stock options and SSARs outstanding on the ex-distribution date were adjusted in order to avoid the reduction in value of those awards that would otherwise have occurred as a result of the special distribution. The following information has been retroactively restated to reflect these adjustments.

In September 1999, we granted stock options with an exercise price of $48.78 per share that became exercisable on May 1, 2006, and expire on September 1, 2007. The fair value of these options was $2.89 per option, using the Black-Scholes pricing model and assuming a risk-free interest rate of 6.0%, expected volatility of 18.0%, an expected dividend yield of 2.2%, and an expected life of eight years. Approximately 418,000 of these options are outstanding as of April 30, 2007.

We also grant restricted shares of common stock under the Plan. As of April 30, 2007, there are approximately 122,000 restricted shares outstanding, with a weighted-average remaining restriction period of 3.4 years. The following table summarizes restricted stock activity during 2007.

                                                     Weighted
                                 Restricted          Average
                                   Shares           Grant Date
                               (in thousands)       Fair Value
--------------------------------------------------------------
Oustanding at May 1, 2006            81              $43.75
Granted                              41               61.70
                                    ---
Outstanding at April 30, 2007       122               49.79
                                    ===

The accompanying statements of operations reflect compensation expense related to stock-based incentive awards on a pre-tax basis of $7 in 2005, $8 in 2006, and $8 in 2007, partially offset by deferred income tax benefits of $3 in 2005, $3 in 2006, and $3 in 2007.

A summary of stock option and SSAR activity under the Plan as of April 30, 2007, and changes during the year then ended is presented below.

                                                        Weighted              Weighted
                                     Shares         Average Exercise      Average Remaining      Aggregate
                                 (in thousands)   Price Per Option/SSAR   Contractual Term    Intrinsic Value
-------------------------------------------------------------------------------------------------------------
Outstanding at May 1, 2006           4,786               $39.32
Granted                                340                70.61
Exercised                             (885)               40.60
Forfeited or expired                   (28)               54.03
                                ---------------
Outstanding at April 30, 2007        4,213               $41.48                 4.8                 $97
                                ---------------
Exercisable at April 30, 2007        2,920               $35.50                 3.6                 $83
                                ---------------

The total intrinsic value of options exercised during 2005, 2006, and 2007 was $7, $23, and $26, respectively.

As of April 30, 2007, there was $10 of total unrecognized compensation cost related to nonvested stock-based compensation. That cost is expected to be recognized over a weighted-average period of 2.6 years.


16.  SALE OF INVESTMENT IN AFFILIATE

During 2005, we sold our equity stake in Glenmorangie plc for proceeds of $93 (net of disposal costs), resulting in a pre-tax gain of $72.


17.  OTHER INCOME

In July 2005, we entered into an agreement with LVMH Moet Hennessey Louis Vuitton for the early termination of our long-term importing and marketing agreements for Glenmorangie products in the U.S., Canada, and certain countries in Europe and Asia, effective July 29, 2005. We received approximately $14 for the early termination, which is included in other income for fiscal 2006 in the accompanying consolidated statement of operations.

In January 2006, we received proceeds of $25 as compensation for Pernod Ricard assuming the distribution of its brands from Swift & Moore, an Australian distribution company co-owned by Pernod Ricard (following its purchase of Allied-Domecq) and us. This amount is recorded in other income for fiscal 2006. Pernod Ricard surrendered its ownership interest in Swift & Moore to us effective February 1, 2006, resulting in our becoming 100% owner of Swift & Moore as of that date. Swift & Moore, which is now Brown-Forman Australia, continues to distribute our brands in Australia.

In January 2006, we sold winery land and buildings in California for $7, resulting in a gain of $5 that is included in other income for fiscal 2006.

In September 2006, we entered into an agreement with Gruppo Italiano Vini (GIV) for the production of Bolla Italian wines. Under the agreement, we also sold our main Bolla wine production facility in Pedemonte, Italy to GIV, which now produces Bolla Italian Wines for us. We recognized a gain on the sale of $11, which is included in other income for fiscal 2007. The agreement also named GIV as Bolla's distributor in the Italian domestic market. We maintained worldwide ownership of the Bolla trademark and continue to sell Bolla Wines in the brand's other markets.


18.  SUBSEQUENT EVENT

On May 16, 2007, we reached an agreement with the Orendain family of Mexico to end our joint ventures in the tequila business. We purchased the remaining portion of the global trademark for the Don Eduardo super premium tequila brand from the Orendain family, and the Orendain family repurchased all other Orendain trademarks that were once part of the joint ventures.

We had shared ownership of the trademarks with the Orendain family since 1999 through two joint ventures: Tequila Orendain de Jalisco and BFC Tequila Limited. Tequila Orendain de Jalisco produced the tequila and held the trademarks in Mexico. BFC Tequila Limited held the trademarks for all markets excluding Mexico. During the process of closing the Casa Herradura acquisition in fiscal 2007, we began negotiations with the Orendain family for the termination of these joint ventures, including the purchase of full ownership and rights to the Don Eduardo brand, and returning all rights to the international Orendain trademarks to the Orendain family.

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

Under our supervision, and with the participation of management, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework and criteria in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we concluded that the Company's internal control over financial reporting was effective as of April 30, 2007. During the year ended April 30, 2007, Brown-Forman acquired Casa Herradura. (See Note 3 to the accompanying consolidated financial statements.) We are in the process of integrating the Casa Herradura operations and will be incorporating these operations as part of our internal controls. As permitted by the SEC, for purposes of this evaluation, the disclosure controls and procedures of the recently acquired Casa Herradura operations and the impact of this acquisition on the Company's internal controls over financial reporting were excluded. In accordance with guidance, we will include Casa Herradura in our assessment of internal control over financial reporting in fiscal 2008. There has been no change in the Company's internal control over financial reporting during the most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, provided that the Casa Herrradura operations and acquisition were excluded from management's evaluation as noted above. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of April 30, 2007, has been audited by PwC as stated in their report that appears on page 54.




/s/ Paul C. Varga
Paul C. Varga
President and Chief Executive Officer



/s/ Phoebe A. Wood
Phoebe A. Wood
Vice Chairman and Chief Financial Officer

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF BROWN-FORMAN CORPORATION:

We have completed integrated audits of Brown-Forman Corporation's consolidated financial statements and of its internal control over financial reporting as of April 30, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

CONSOLIDATED FINANCIAL STATEMENTS: In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders' equity present fairly, in all material respects, the financial position of Brown-Forman Corporation and its subsidiaries (the "Company") at April 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 12 to the consolidated financial statements, the Company adopted the recognition provisions of SFAS 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - Amendment of FASB Statements No. 87, 88, 106, and 132(R)."

INTERNAL CONTROL OVER FINANCIAL REPORTING: Also, in our opinion, management's assessment, included in Management's Report on Internal Control over Financial Reporting appearing on page 53, that the Company maintained effective internal control over financial reporting as of April 30, 2007, based on criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2007, based on criteria established in "Internal Control - Integrated Framework" issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control over Financial Reporting, management has excluded Casa Herradura from its assessment of internal control over financial reporting as of April 30, 2007 because it was acquired by the Company in a purchase business combination during fiscal 2007. We have also excluded Casa Herradura from our audit of internal control over financial reporting. Casa Herradura is a wholly-owned subsidiary whose total assets and total revenues represent 8% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended April 30, 2007.




/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky
June 28, 2007

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

We believe that the expectations and assumptions with respect to our forward-looking statements are reasonable. But by their nature, forward-looking statements involve known and unknown risks, uncertainties and other factors that in some cases are out of our control. These factors could cause our actual results to differ materially from Brown-Forman's historical experience or our present expectations or projections. Here is a non-exclusive list of such risks and uncertainties:

 - changes in general economic conditions, particularly in the U.S. where we earn about half of our profits;
 - lower consumer confidence or purchasing in the wake of catastrophic events or related to higher energy costs;
 - tax increases, whether at the federal or state level or in major international markets and/or tariff barriers or other restrictions affecting beverage alcohol;
 - limitations and restrictions on distribution of products and alcohol marketing, including advertising and promotion, as a result of stricter governmental policies adopted either in the U.S. or in international markets;
 - adverse developments in the class action lawsuits filed against Brown-Forman and other spirits, beer, and wine manufacturers alleging that our industry conspired to promote the consumption of alcohol by those under the legal drinking age;
 - a strengthening U.S. dollar against foreign currencies, especially the British Pound, Euro, Australian Dollar, and Mexican Peso;
 - reduced bar, restaurant, hotel and travel business, including travel retail, in the wake of terrorist attacks;
 - longer-term, a change in consumer preferences, social trends or cultural trends that results in the reduced consumption of our premium spirits brands;
 - changes in distribution arrangements in major markets that limit our ability to market or sell our products;
 - adverse impact on performance and reported results as a consequence of integrating acquisitions and ensuring their conformance to the company's trade practice standards, financial control environment, and U.S. public company requirements;
 - increases in the price of energy or raw materials, including grapes, grain, agave, wood, glass, and plastic;
 - excess wine inventories or a worldwide oversupply of grapes or agave;
 - termination of our rights to distribute and market agency brands included in our portfolio;
 - counterfeit production of our products and any resulting negative effect on our intellectual property rights or brand equity; and
 - adverse developments as a result of state or federal investigations of beverage alcohol industry trade practices of suppliers, distributors, and retailers.

                                                                     Exhibit 21

                         SUBSIDIARIES OF THE REGISTRANT

                                          Percentage           State or
                                          of Voting          Jurisdiction
Name                                   Securities Owned    of Incorporation
----                                   ----------------    ----------------
AMG Trading, L.L.C.                           100%           Delaware
Brown-Forman Arrow Continental
 Europe, L.L.C.                               100%           Kentucky
Brown-Forman Beverages Australia Pty. Ltd.    100%           Australia
Brown-Forman Beverages North Asia, L.L.C.     100%           Delaware
B-F Korea, L.L.C.                             100%           Delaware
Brown-Forman Beverages Japan, L.L.C.          100%           Delaware
Brown-Forman Thailand, L.L.C.                 100%           Delaware
Canadian Mist Distillers, Limited             100%           Ontario, Canada
Chambord Liqueur Royale de France             100%           France
Early Times Distillers Company                100%           Delaware
Fetzer Vineyards                              100%           California
Fratelli Bolla International Wines, Inc.      100%           Kentucky
Heddon's Gate Investments, Inc.               100%           Delaware
Jack Daniel's Properties, Inc.                100%           Delaware
Sonoma-Cutrer Vineyards, Inc.                 100%           California
Southern Comfort Properties, Inc.             100%           California
Washington Investments, L.L.C.                100%           Kentucky
Woodford Reserve Stables, L.L.C.              100%           Kentucky
Longnorth Limited                             100% (1)(2)    Ireland
Clintock Limited                              100% (1)(3)    Ireland
Voldgade Holdings Ireland Limited             100% (2)       Ireland
Pitts Bay Trading Limited                      75% (3)       Bermuda
BFC Tequila Limited                           100% (3)(16)   Ireland
Jack Daniel Distillery,
 Lem Motlow, Prop., Inc.                      100% (4)       Tennessee
Brown-Forman Korea Ltd.                       100% (5)       Korea
Fratelli Bolla, S.p.A.                        100% (6)       Italy
Brown-Forman Worldwide (Shanghai) Co., Ltd.   100% (7)       China
Brown-Forman Czech & Slovak
 Republics, s.r.o.                            100% (8)       Czech Republic
Brown-Forman Polska Sp. z o.o.                100% (8)       Poland
Brown-Forman Beverages Worldwide,
 Comercio de Bebidas Ltda.                    100% (9)       Brazil
Brown-Forman Holding Mexico S.A. de C.V.      100% (9)       Mexico
Brown-Forman Worldwide, L.L.C.                100% (9)       Delaware
Amercain Investments C.V.                     100% (10)      Netherlands
Finlandia Vodka Worldwide Ltd.                100% (11)      Finland
Distillerie Tuoni e Canepa Srl                100% (12)      Italy
Brown-Forman Beverages Europe, Ltd.           100% (13)      United Kingdom
Voldgade Investment Holdings A/S              100% (13)      Denmark
Brown-Forman Beverages Edinburgh              100% (14)      Scotland
Brown-Forman Tequila Mexico,
 S. de R.L. de C.V.                           100% (15)      Mexico
Cosesa-BF S.A., de C.V.                       100% (15)      Mexico
Valle de Amatitan, S.A. de C.V.               100% (15)      Mexico


The companies listed above constitute all active subsidiaries in which Brown-Forman Corporation owns, either directly or indirectly, the majority of the voting securities. No other active affiliated companies are controlled by Brown-Forman Corporation.

 (1)  Includes qualifying shares assigned to Brown-Forman Corporation.
 (2)  Owned by Amercain Investments C.V.
 (3)  Owned by Longnorth Limited.
 (4)  Owned by Jack Daniel's Properties, Inc.
 (5)  Owned by B-F Korea, L.L.C.
 (6)  Owned by Fratelli Bolla International Wines, Inc.
 (7)  Owned by Brown-Forman Beverages North Asia, L.L.C.
 (8)  Owned by Brown-Forman Beverages Edinburgh.
 (9) Owned 99% by Brown-Forman Corporation and 1% by Early Times Distillers Company.
(10) Owned 95% by Brown-Forman Corporation and 5% by Heddon's Gate Investments, Inc.
(11)  Owned by Brown-Forman Beverages Europe, Ltd.
(12)  Owned 55% by Fratelli Bolla International Wines, Inc. and 45% by
      Voldgade Investment Holdings A/S.
(13)  Owned by Voldgade Holdings Ireland Limited.
(14) Owned 81.8% by Voldgade Investment Holdings A/S and 18.2% by Brown-Forman Beverages, Europe, Ltd.
(15)  Owned 99% by Brown-Forman Holding Mexico S.A. de C.V. and 1% by
      Early Times Distillers Company.
(16)  Ownership increased from 67% to 100% in May 2007.

                                                                    Exhibit 23

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-140317, 33-12413, and 33-52551) and Form S-8
(No.  333-08311,   333-38649,   333-74567,   333-77903,   333-88925,  333-89294,
333-126988, and 333-117630) of Brown-Forman Corporation of our report dated June 28, 2007 relating to the financial statements, management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in the Annual Report to Stockholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated June 28, 2007 relating to the financial statement schedule, which appears in this Form 10-K.



/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Louisville, Kentucky
June 28, 2007

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


Date:   June 28, 2007                           By: /s/ Paul C. Varga
                                                Paul C. Varga
                                                Chief Executive Officer

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


Date:   June 28, 2007                           By: /s/ Phoebe A. Wood
                                                Phoebe A. Wood
                                                Chief Financial Officer

                                                                    Exhibit 32

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Brown-Forman Corporation ("the Company") on Form 10-K for the period ended April 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in the capacity as an officer of the Company, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated: June 28, 2007

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