Form 10-Q
period 2007-07-31
BROWN FORMAN CORP
filed 2007-09-07
CIK 14693

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

  |X|      QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended JULY 31, 2007

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

Large accelerated filer |X|    Accelerated filer |_|   Non-accelerated filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 31, 2007

      Class A Common Stock ($.15 par value, voting)             56,753,985
      Class B Common Stock ($.15 par value, nonvoting)          66,780,336

                            BROWN-FORMAN CORPORATION
                       Index to Quarterly Report Form 10-Q


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                Page

          Condensed Consolidated Statements of Operations
             Three months ended July 31, 2006 and 2007                   3

          Condensed Consolidated Balance Sheets
             April 30, 2007 and July 31, 2007                            4

          Condensed Consolidated Statements of Cash Flows
             Three months ended July 31, 2006 and 2007                   5

          Notes to the Condensed Consolidated Financial Statements       6 - 10


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 11 - 15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk     15

Item 4.  Controls and Procedures                                        16


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                              16 - 17

Item 1A. Risk Factors                                                   18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds    18

Item 4.  Submission of Matters to a Vote of Security Holders            19

Item 6.  Exhibits                                                       19

Signatures                                                              20

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                            BROWN-FORMAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

                                                        Three Months Ended
                                                             July 31,
                                                     2006                 2007
                                                   -------              -------

Net sales                                          $ 633.4              $ 739.1
Excise taxes                                         128.4                152.0
Cost of sales                                        156.1                196.1
                                                   -------              -------
      Gross profit                                   348.9                391.0

Advertising expenses                                  80.7                 94.0
Selling, general, and administrative expenses        127.9                143.1
Amortization expense                                    --                  1.3
Other (income), net                                   (2.0)                (2.8)
                                                   -------              -------
   Operating income                                  142.3                155.4

Interest income                                        4.7                  2.0
Interest expense                                       5.8                 13.1
                                                   -------              -------
   Income from continuing operations
    before income taxes                              141.2                144.3

Income taxes                                          46.6                 48.9
                                                   -------              -------
   Income from continuing operations                  94.6                 95.4

Loss from discontinued operations,
 net of income taxes                                  (0.9)                (0.1)
                                                   -------              -------
   Net income                                      $  93.7              $  95.3
                                                   =======              =======

Basic earnings (loss) per share:
   Continuing operations                           $  0.77              $  0.77
   Discontinued operations                           (0.01)                  --
                                                   -------              -------
      Total                                        $  0.76              $  0.77
                                                   =======              =======

Diluted earnings (loss) per share:
   Continuing operations                           $  0.76              $  0.77
   Discontinued operations                           (0.01)                  --
                                                   -------              -------
      Total                                        $  0.76              $  0.77
                                                   =======              =======

Shares (in thousands) used in the
calculation of earnings (loss) per share:
   Basic                                           122,613              123,217
   Diluted                                         124,066              124,434

Cash dividends per common share:
   Declared                                        $0.5600              $0.6050
   Paid                                            $0.2800              $0.3025


See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                              (Dollars in millions)

                                                  April 30,            July 31,
                                                    2007                 2007
                                                  --------             --------
Assets
------
Cash and cash equivalents                         $  282.8             $  179.8
Short-term investments                                85.6                   --
Accounts receivable, net                             403.7                393.8
Inventories:
   Barreled whiskey                                  302.8                308.7
   Finished goods                                    150.6                187.5
   Work in process                                   198.5                175.2
   Raw materials and supplies                         42.5                 53.4
                                                  --------             --------
      Total inventories                              694.4                724.8

Current portion of deferred income taxes              76.1                 76.0
Other current assets                                  92.6                 41.0
                                                  --------             --------
   Total current assets                            1,635.2              1,415.4

Property, plant and equipment, net                   506.3                504.8
Goodwill                                             670.2                669.0
Other intangible assets                              683.9                695.8
Prepaid pension cost                                  23.0                 23.3
Other assets                                          32.8                 33.9
                                                  --------             --------
   Total assets                                   $3,551.4             $3,342.2
                                                  ========             ========
Liabilities
-----------
Accounts payable and accrued expenses             $  361.1             $  334.3
Accrued income taxes                                  27.0                  7.0
Payable to stockholders                              203.7                 37.4
Short-term borrowings                                401.1                342.8
Current portion of long-term debt                    354.0                354.0
                                                  --------             --------
   Total current liabilities                       1,346.9              1,075.5

Long-term debt                                       421.9                421.4
Deferred income taxes                                 56.6                 53.0
Accrued pension and other postretirement benefits    122.8                124.9
Other liabilities                                     29.8                 60.5
                                                  --------             --------
   Total liabilities                               1,978.0              1,735.3

Stockholders' Equity
--------------------
Common stock:
 Class A, voting
 (57,000,000 shares authorized; 56,882,000 and
  56,925,000 shares issued at April 30 and
  July 31, respectively)                               8.5                  8.5
 Class B, nonvoting
 (100,000,000 shares authorized;
  69,188,000 shares issued)                           10.4                 10.4
Additional paid-in capital                            63.9                 73.0
Retained earnings                                  1,649.6              1,670.2
Accumulated other comprehensive income               (57.2)               (54.3)
Treasury stock
 (2,833,000 and 2,620,000 shares
  at April 30 and July 31, respectively)            (101.8)              (100.9)
                                                  --------             --------
   Total stockholders' equity                      1,573.4              1,606.9
                                                  --------             --------
   Total liabilities and stockholders' equity     $3,551.4             $3,342.2
                                                  ========             ========

See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Dollars in millions)

                                                         Three Months Ended
                                                             July 31,
                                                     2006                 2007
                                                   -------              -------
Cash flows from operating activities:
   Net income                                      $  93.7              $  95.3
   Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Net loss from discontinued operations            0.9                  0.1
      Depreciation and amortization                   10.0                 12.8
      Stock-based compensation expense                 2.5                  2.4
      Deferred income taxes                           (3.6)                (4.8)
   Changes in assets and liabilities, excluding
    the effects of businesses acquired or sold:
      Accounts receivable                             (4.4)                 9.9
      Inventories                                    (19.6)               (28.9)
      Other current assets                            20.5                 51.6
      Accounts payable and accrued expenses          (47.1)               (26.8)
      Accrued income taxes                            31.0                (20.0)
      Noncurrent assets and liabilities              (10.3)                36.9
   Net cash provided by (used for) operating
    activities of discontinued operations              2.6                 (0.1)
                                                   -------              -------
         Cash provided by operating activities        76.2                128.4

Cash flows from investing activities:
   Acquisition of business, net of cash acquired    (250.1)                 1.5
   Acquisition of brand name                            --                (12.0)
   Purchase of short-term investments                (43.1)                  --
   Sale of short-term investments                     16.7                 85.6
   Additions to property, plant, and equipment       (10.5)               (11.4)
   Computer software expenditures                     (0.9)                (3.3)
   Net cash used for investing activities
    of discontinued operations                        (0.1)                  --
                                                   -------              -------
         Cash (used for) provided by
          investing activities                      (288.0)                60.4

Cash flows from financing activities:
   Net repayment of short-term borrowings            (29.3)               (58.9)
   Proceeds from exercise of stock options            16.9                 11.3
   Excess tax benefits from stock options              3.3                  3.3
   Acquisition of treasury stock                        --                 (7.0)
   Special distribution to stockholders                 --               (203.7)
   Dividends paid                                    (34.4)               (37.3)
                                                   -------              -------
         Cash used for financing activities          (43.5)              (292.3)

Effect of exchange rate changes on cash and
 cash equivalents                                      0.4                  0.5
                                                   -------              -------

Net decrease in cash and cash equivalents           (254.9)              (103.0)

Cash and cash equivalents, beginning of period       474.8                282.8
                                                   -------              -------
Cash and cash equivalents, end of period           $ 219.9              $ 179.8
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

                            BROWN-FORMAN CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

In these notes, "we," "us," and "our" refer to Brown-Forman Corporation.

1.   Condensed Consolidated Financial Statements

We prepared these unaudited condensed consolidated statements using our customary accounting practices as set out in our annual report on Form 10-K for the year ended April 30, 2007 (the "2007 Annual Report"). We made all of the adjustments (which include only normal, recurring adjustments, unless otherwise noted) needed for a fair statement of this data.

We condensed or omitted some of the information found in financial statements prepared according to accounting principles generally accepted in the United States of America ("GAAP"). You should read these financial statements together with the 2007 Annual Report, which does conform to GAAP.

2.   Inventories

We use the last-in, first-out ("LIFO") method to determine the cost of most of our inventories. If the LIFO method had not been used, inventories at current cost would have been $126.0 million higher than reported as of April 30, 2007, and $130.6 million higher than reported as of July 31, 2007. Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

3.   Income Taxes

Our consolidated quarterly effective tax rate is based upon our expected annual operating income, statutory tax rates, and tax laws in the various jurisdictions in which we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. The effective tax rate of 33.9% for the three months ended July 31, 2007, is based on an expected effective tax rate of 32.8% on ordinary income for the full fiscal year, plus first quarter additions to existing tax contingencies and additional interest on previously provided tax contingencies.

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

We adopted the provisions of FIN 48 as of May 1, 2007, and made no adjustment to our unrecognized tax benefits. Upon adoption, we had $43.8 million of gross unrecognized tax benefits and $34.1 million of net uncertain tax benefits that would reduce our effective income tax rate if recognized. We do not believe that our gross liability for unrecognized tax benefits will materially change over the next 12 months although we do expect that the statute of limitations on certain gross unrecognized state income tax benefits of $5.5 million will expire during this period. We do not anticipate that our current fiscal year effective income tax rate will be materially affected by the net changes to our uncertain tax positions during the current fiscal year because we believe current year net additions of tax and interest on existing tax contingencies will be offset by the recognition of previously unrecognized net tax benefits from lapsing statutes of limitation.

It is our continuing practice to record interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of May 1, 2007, our gross liability for accrued interest and penalties on our unrecognized tax benefits totaled $8.7 million.

We file income tax returns in the U.S., including several state and local jurisdictions, as well as in various other countries throughout the world in which we conduct our business. The major tax jurisdictions and their earliest fiscal years that are currently open for tax examinations are 2003 in the U.S., United Kingdom and Ireland, 2004 in Italy, and 2001 in Finland and Poland.

4.   Discontinued Operations

Discontinued Operations consist of Hartmann and Brooks & Bentley, wholly-owned subsidiaries that we sold in fiscal 2007. Those subsidiaries, along with Lenox, Inc., the wholly-owned subsidiary that we sold in fiscal 2006, comprised our former consumer durables business.

5.   Earnings Per Share

Basic earnings per share is based upon the weighted average number of all common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock-based compensation awards, including stock options, stock-settled stock appreciation rights ("SSARs"), and non-vested restricted stock. Stock-based awards for approximately 326,000 common shares were excluded from the calculation of diluted earnings per share for the period ended July 31, 2007, because the exercise price of the awards was greater than the average market price of the shares. No stock-based awards were excluded from the calculation of diluted earnings per share for the period ended July 31, 2006.

The following table presents information concerning basic and diluted earnings per share:

                                                  Three Months Ended
                                                       July 31,
                                                 2006            2007
                                                ------          ------
(Dollars in millions, except per share amounts)

Basic and diluted net income (loss):
   Continuing operations                         $94.6           $95.4
   Discontinued operations                        (0.9)           (0.1)
                                                 -----           -----
      Total                                      $93.7           $95.3
                                                 =====           =====

Share data (in thousands):
   Basic average common shares outstanding     122,613         123,217
   Dilutive effect of non-vested
    restricted stock                                47              80
   Dilutive effect of stock options and SSARs    1,406           1,137
                                               -------         -------
      Diluted average common shares
       outstanding                             124,066         124,434
                                               =======         =======

Basic earnings (loss) per share:
   Continuing operations                         $0.77           $0.77
   Discontinued operations                       (0.01)             --
                                                 -----           -----
      Total                                      $0.76           $0.77
                                                 =====           =====

Diluted earnings (loss) per share:
   Continuing operations                         $0.76           $0.77
   Discontinued operations                       (0.01)             --
                                                 -----           -----
      Total                                      $0.76           $0.77
                                                 =====           =====


6.   Payable to Stockholders

On March 22, 2007, our Board of Directors approved the distribution to stockholders of the $203.7 million in cash received (net of transaction fees) from the sale of Lenox and Brooks & Bentley. The distribution of $1.6533 per share was made on May 10, 2007, to stockholders of record on April 5, 2007.

On July 26, 2007, our Board of Directors approved a regular quarterly cash dividend of $0.3025 per share on Class A and Class B Common Stock. Stockholders of record on September 4, 2007 will receive the cash dividend on October 1, 2007.

7.   Pension and Other Postretirement Benefits

The following table shows the components of the pension and other postretirement benefit expense recognized during the three months ended July 31:

                                        Pension Benefits        Other Benefits
(Dollars in millions)                    2006      2007          2006     2007
                                         ----      ----          ----     ----
Service cost                            $ 3.2      $3.4          $0.3     $0.2
Interest cost                             6.0       6.6           0.8      0.8
Expected return on plan assets           (7.9)     (8.0)           --       --
Amortization of:
   Unrecognized prior service cost        0.2       0.2            --       --
   Unrecognized net loss                  2.9       3.0           0.1      0.1
                                        -----      ----          ----     ----
Net expense                             $ 4.4      $5.2          $1.2     $1.1
                                        =====      ====          ====     ====

8.   Contingencies

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

A law firm has sued Brown-Forman and many other manufacturers and marketers of spirits, wines, and beer in a series of nine very similar class action lawsuits seeking damages and injunctive relief from alleged marketing of beverage alcohol to underage consumers. The suits allege that the defendants engage in deceptive and negligent marketing practices targeting underage consumers. They seek to recover on behalf of parents those funds that their children spent on the illegal purchase of alcohol as well as disgorgement of all profits from the alleged illegal sales. We are vigorously defending these cases. Two cases were voluntarily withdrawn. Six of the suits have been dismissed by trial courts, each of which was appealed. Three of those appeals have affirmed the dismissals. One case remains pending on a dismissal motion. We cannot yet predict the outcome of these claims, including whether we will incur related losses or the amount of such losses. Since we cannot estimate the amount of possible loss, no amounts have been accrued. But an unfavorable result in these or similar class-action lawsuits could have a material adverse impact on our business.

9.   Comprehensive Income

Comprehensive income is a broad measure of the effects of all transactions and events (other than investments by or distributions to stockholders) that are recognized in stockholders' equity, regardless of whether those transactions and events are included in net income. The following table adjusts the Company's net income for the other items included in the determination of comprehensive income:

(Dollars in millions)                              Three Months Ended
                                                        July 31,
                                                  2006            2007
                                                 ------          ------
Continuing operations:
  Net income                                      $94.6           $95.4
  Other comprehensive income (loss):
    Net loss on cash flow hedges                   (0.1)           (0.4)
    Net loss on securities                           --            (0.1)
    Postretirement benefits adjustment               --             2.0
    Foreign currency translation adjustment         2.9             1.4
                                                 ------          ------
                                                    2.8             2.9
                                                 ------          ------
      Comprehensive income                         97.4            98.3
                                                 ------          ------
Discontinued operations:
  Net loss                                         (0.9)           (0.1)
  Other comprehensive income (loss):
    Foreign currency translation adjustment         0.3              --
                                                 ------          ------
      Comprehensive loss                           (0.6)           (0.1)
                                                 ------          ------
Total comprehensive income                        $96.8           $98.2
                                                 ======          ======

Accumulated other comprehensive loss (income) consisted of the following:

(Dollars in millions)                           April 30,       July 31,
                                                  2007            2007
                                                 ------          ------
Postretirement benefits adjustment               $(99.2)         $(97.2)
Cumulative translation adjustment                  45.7            47.1
Unrealized loss on cash flow hedge contracts       (4.0)           (4.4)
Unrealized gain on securities                       0.3             0.2
                                                 ------          ------
                                                 $(57.2)         $(54.3)
                                                 ======          ======


10.   Acquisition of Brand Name

In May 2007, we ended our joint ventures in the tequila business with the Orendain family of Mexico. We had shared ownership of the "Don Eduardo" and other "Orendain" trademarks and related intellectual property with the Orendain family since 1999 through two joint venture companies: Tequila Orendain de Jalisco (TOJ) and BFC Tequila Limited (BFCTL). TOJ produced the tequila and held the trademarks in Mexico. BFCTL owned the trademarks for all markets excluding Mexico. Upon ending the joint ventures, we acquired the remaining portion of the global trademark for the Don Eduardo super premium tequila brand that we did not already own. In exchange, we paid $12.0 million to the other shareholders of TOJ and BFCTL and surrendered to them our interest in all other Orendain trademarks previously owned by these two companies.

11.  Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, "Fair Value Measurements" (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 157 will have on our financial statements.

In February 2007, the FASB issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


You should read the following discussion and analysis along with our 2007 Annual Report. Note that the results of operations for the three months ended July 31, 2007, do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, "we," "us," and "our" refer to Brown-Forman Corporation.

Important Note on Forward-Looking Statements:
This release contains statements, estimates, or projections that constitute "forward-looking statements" as defined under U.S. federal securities laws. Generally, the words "expect," "believe," "intend," "estimate," "will," "anticipate," and "project," and similar expressions identify a forward-looking statement, which speaks only as of the date the statement is made. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. We believe that the expectations and assumptions with respect to our forward-looking statements are reasonable. But by their nature, forward-looking statements involve known and unknown risks, uncertainties and other factors that in some cases are out of our control. These factors could cause our actual results to differ materially from Brown-Forman's historical experience or our present expectations or projections. Here is a non-exclusive list of such risks and uncertainties:

 - changes in general economic conditions, particularly in the United States where we earn about half of our profits, including higher energy prices, declining home prices, deterioration of the sub-prime lending market, or other factors;
 - lower consumer confidence or purchasing related to changes in economic conditions, major natural disasters, terrorist attacks or widespread outbreak of infectious diseases;
 - tax increases, whether at the federal or state level or in major international markets and/or tariff barriers or other restrictions affecting beverage alcohol;
 - limitations and restrictions on distribution of products and alcohol marketing, including advertising and promotion, as a result of stricter governmental policies adopted either in the United States or in international markets;
 - adverse developments in the class action lawsuits filed against Brown-Forman and other spirits, beer and wine manufacturers alleging that our industry conspired to promote the consumption of alcohol by those under the legal drinking age;
 - a strengthening U.S. dollar against foreign currencies, especially the British Pound, Euro, Australian Dollar, and the South African Rand;
 - reduced bar, restaurant, hotel and travel business, including travel retail;
 - longer-term, a change in consumer preferences, social trends or cultural trends that results in the reduced consumption of our premium spirits brands;
 - changes in distribution arrangements in major markets that limit our ability to market or sell our products;
 - adverse impact on performance and reported results as a consequence of integrating acquisitions and ensuring their conformance to the company's trade practice standards, financial controls environment and U.S. public company requirements;
 - price increases in energy or raw materials, including grapes, grain, agave, wood, glass, and plastic;
 - excess wine inventories or a world-wide oversupply of grapes or agave;
 - termination of our rights to distribute and market agency brands in our portfolio;
 - counterfeit production of our products and any resulting negative effect on our intellectual property rights or brand equity; and
 - adverse developments as a result of state or federal investigations of beverage alcohol industry trade practices of suppliers, distributors and retailers.

Results of Operations:
First Quarter Fiscal 2008 Compared to First Quarter Fiscal 2007

A summary of our operating performance (expressed in millions, except percentage and per share amounts) is presented below. Continuing Operations consist of our beverage business. Discontinued Operations consist of Lenox, Brooks & Bentley, and Hartmann, which previously comprised our consumer durables business.

                                             Three Months Ended
                                                   July 31,
CONTINUING OPERATIONS                       2006             2007         Change
                                           ------           ------        ------
Net sales                                  $633.4           $739.1          17%
Gross profit                                348.9            391.0          12%
Advertising expenses                         80.7             94.0          16%
Selling, general, and
 administrative expenses                    127.9            143.1          12%
Amortization expense                           --              1.3
Other (income), net                          (2.0)            (2.8)
   Operating income                         142.3            155.4           9%
Interest expense, net                         1.1             11.1
   Income before income taxes               141.2            144.3           2%
Income taxes                                 46.6             48.9
   Net income                                94.6             95.4           1%

Gross margin                                 55.1%            52.9%

Effective tax rate                           33.0%            33.9%

Earnings per share:
   Basic                                     $0.77            $0.77          0%
   Diluted                                    0.76             0.77          1%


Net sales for the three months ended July 31, 2007 grew $105.7 million, up 17% over the prior-year period. The major factors driving the increase in net sales were:

                                                   Growth vs.
                                                  Prior Period

   Acquisitions                                        8%
   Foreign exchange                                    3%
   Trade inventory changes                            (1%)
   Underlying net sales growth                         7%
                                                     -----
   Reported net sales growth                          17%
                                                     =====

The underlying growth in net sales reflects solid growth in consumer demand behind Jack Daniel's, Southern Comfort, Finlandia, and most of our super-premium developing brands.

Gross profit increased $42.1 million, up 12% from the first quarter of last year. Continuing consumer demand for our premium global brands, the addition of acquired brands, and a weaker U.S. dollar contributed to these strong results.

                                                   Growth vs.
                                                  Prior Period

   Acquisitions                                        5%
   Foreign exchange                                    3%
   Trade inventory changes                            (3%)
   Underlying gross profit growth                      7%
                                                     -----
   Reported gross profit growth                       12%
                                                     =====

Our overall gross margin as a percent of net sales declined in the quarter due in part to the addition of Casa Herradura(1) results. While the gross profit margin for Herradura and el Jimador sales in the U.S. are at or above our company's overall margins, gross margins on sales in Mexico, which include agency brands and New Mix, a tequila-based ready-to-drink, are considerably lower. As the mix of our business shifts toward more U.S. tequila revenue, we expect gross margins to improve. Gross margins in the quarter were also suppressed by the higher costs associated with a one-time write-up of certain acquired inventories to estimated fair value in purchase accounting and higher costs associated with tequila inventory purchased in the U.S. from previous distributors.

Advertising expenses in the quarter were up $13.3 million, or 16%, over last year's first quarter due to incremental investments behind our premium global brands, new investments in support of acquired brands (approximately $6 million), and a weaker U.S. dollar (approximately $2 million). SG&A expenses increased $15.2 million, or 12%, compared to the same prior year period, due primarily to infrastructure associated with the addition of acquired brands. Operating income increased $13.1 million, up 9% over the first quarter last year.

Prior to our acquisition of Casa Herradura, the U.S. distribution rights for the Herradura brand had been granted to a third party through December 31, 2011. Upon completing the acquisition of Casa Herradura, we acquired those distribution rights from that third party at a cost of $25.0 million. This amount is being amortized on a straight-line basis over the period ending December 31, 2011. The amortization expense of $1.3 million for the current period reflects three months of amortization of the cost of those distribution rights.

Net interest expense increased by $10.0 million over the prior period due largely to the financing of the Casa Herradura acquisition.

--------
(1) References to Casa Herradura include all brands (el Jimador, Herradura,
    New Mix, Antiguo, Suave 35 and other agency brands) and operations acquired in January 2007.

Jack Daniel's global depletions(2) registered mid-single digit gains in the quarter, led by double-digit growth outside of the U.S. The brand's international volume expansion reflected strong growth in the U.K., France, Australia, Asia, and Eastern Europe. In the U.S., Jack Daniel's volume growth rate moderated slightly, increasing at a low-single digit rate for the three-month period. Global volumes for Southern Comfort grew at a mid-single digit rate in the quarter, as double-digit gains in the U.K., South Africa, and Germany offset modest declines in the U.S. Worldwide Finlandia volumes accelerated in the quarter, as double-digit increases reflect continued expansion in Eastern Europe. Depletions for our super-premium developing brands, including Woodford Reserve and Chambord, increased at a double-digit rate in the quarter. Volumes for our mid-priced regional brands were up mid-single digits, as solid growth for Fetzer Valley Oaks, Korbel, and Bonterra more than offset declines for Canadian Mist, Bolla, and Early Times.

Diluted earnings from continuing operations of $0.77 per share for the quarter improved 1% from the $0.76 earned in the prior year period. Reported results for both quarters were affected by the following items:

Quarter ended July 31, 2006

 - an increase in trade inventory levels which boosted earnings by approximately $0.07 per share.
 - $0.01 per share of interest income earned on proceeds from the sale of Lenox (which were distributed to shareholders in May 2007).

Quarter ended July 31, 2007

 - $0.05 per share of dilution associated with acquisitions;
 - a $0.04 per share benefit from favorable foreign currency fluctuations;
 - an increase in trade inventory levels which boosted earnings by $0.03 per share.

--------
(2) Depletions are shipments from wholesale distributors to retail customers, and are commonly regarded in the industry as an approximate measure of consumer demand.

FULL-YEAR OUTLOOK

Our full-year earnings outlook remains unchanged at $3.35 to $3.55 per diluted share, representing growth of 7% to 13% over comparable prior-year earnings of $3.14 per share. This outlook includes projected earnings dilution of $0.13 to $0.18 per share associated with the Casa Herradura acquisition, which is also unchanged.

LIQUIDITY AND FINANCIAL CONDITION

Cash and cash equivalents decreased by $103.0 million during the three months ended July 31, 2007, compared to a decrease of $254.9 million during the same period last year. Cash provided by operations increased from $76.2 million to $128.4 million, primarily reflecting a larger reduction in working capital. Cash provided by investing activities increased over last year by $348.4, largely reflecting the $250.1 million acquisition of Chambord last year and the liquidation of $85.6 million in short-term investments during the current period versus a net investment in short-term securities of $26.4 million during the prior year period. Cash used for financing activities increased by $248.8 million over last year, primarily reflecting the $203.7 million special distribution to shareholders in May 2007 and a $29.6 million increase in net debt repayments.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued FASB Statement No. 157, "Fair Value Measurements" (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 157 will have on our financial statements.

In February 2007, the FASB issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

Our critical accounting policies have not changed since April 30, 2007. However, as discussed in Note 3 to the accompanying financial statements, we adopted FASB Interpretation No. 48 effective May 1, 2007.


Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We hold debt obligations, foreign currency forward and option contracts, and commodity futures contracts that are exposed to risk from changes in interest rates, foreign currency exchange rates, and commodity prices, respectively. Established procedures and internal processes govern the management of these market risks. As of July 31, 2007, we do not consider the exposure to these market risks to be material.

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

Brown-Forman and the other defendants have successfully obtained orders to dismiss six of the pending cases: Kreft (Colorado) in October 2005; Eisenberg
(Ohio) in February 2006; Tomberlin (Wisconsin) in March 2006; Hakki (D.C.) in March 2006; Alston (Michigan) in May 2006; and Bertovich (West Virginia) in August 2006. Konhauzer (Florida) and Sciocchette (New York) voluntarily withdrew their respective suits. Wilson (North Carolina) is pending decision on defendants' motion to dismiss. Each involuntarily dismissal has been appealed by the respective plaintiffs. The Hakki dismissal was affirmed by the D.C. Court of Appeals in June 2007. The consolidated Alston and Eisenberg dismissals were affirmed by the Federal Circuit Court of Appeals for the Sixth Circuit in July 2007.

Item 1A.  Risk Factors

Other than with respect to the revision and additions below, there have been no changes to "Item 1A: Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended April 30, 2007. The revision and additions below should be read together with the risk factors and information disclosed in our 2007 Annual Report on Form 10-K.

The risk factor entitled "Our business may be adversely affected by unfavorable economic conditions in the United States and abroad" is amended and restated in its entirety as follows.

OUR BUSINESS MAY BE ADVERSELY AFFECTED BY UNFAVORABLE ECONOMIC CONDITIONS IN THE UNITED STATES AND ABROAD.

Our business is subject to changes in global economic conditions. About one-half of our business is in the United States and our business prospects generally depend heavily on the health of the U.S. economy. Earnings could be adversely affected by lower consumer confidence or purchasing, or decreased bar, hotel and travel spending resulting from changes in economic conditions, higher energy prices, declining home prices, deterioration of the sub-prime lending market, major natural disasters, widespread outbreak of infectious diseases such as avian influenza, terrorist attacks and related subsequent events, including the U.S. response, other hostile acts, retaliation, or threats of any of these. Earnings could also be hurt by the United States' current war in Iraq, or if the United States goes to war against another country deemed to be harboring terrorists or otherwise a threat to U.S. interests.

If global economic conditions deteriorate, or if there is an increase in anti-American sentiment in the principal countries to which we export our beverage products, including the United Kingdom, Australia, Poland, Germany, Mexico, South Africa, Spain, France, Canada and Japan, our sales could materially decrease. The long-term outlook for our beverage business anticipates continued success of Jack Daniel's Tennessee Whiskey, Southern Comfort, Finlandia Vodka, Tequila Herradura, el Jimador Tequila, and our other core wine and spirits brands. This assumption is based in part on favorable demographic trends in the United States and many international markets for the sale of wine and spirits. Current expectations for our global beverage business may not be met if these demographic trends do not translate into corresponding sales increases.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about shares of our common stock that we repurchased during the quarter ended July 31, 2007:

                                                                          Total Number of        Maximum Number
                                                Total                    Shares Purchased      of Shares that May
                                              Number of      Average         as Part of         Yet Be Purchased
                                                Shares     Price Paid   Publicly Announced     Under the Plans or
                   Period                     Purchased     per Share    Plans or Programs          Programs
 June 1, 2007 - June 30, 2007                   39,654       $75.65             --                     --
 July 1, 2007 - July 31, 2007                   53,104       $75.32             --                     --
 Total                                          92,758       $75.47             --                     --


These shares were purchased in privately negotiated transactions pursuant to a written purchase and sale agreement involving Class A shares held by a trust beneficially owned by a Brown family member. Under this agreement, which was approved by our Board of Directors on May 24, 2007, we may purchase up to $22.0 million of Class A shares over a 22-week period beginning June 22, 2007.

Item 4.   Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company held July 26, 2007, the persons named below were elected to serve as directors until the next annual election of directors, or until a successor has been elected and qualified:

                                             For                 Withheld
                                          ----------            ---------
   Patrick Bousquet-Chavanne              55,821,506               40,116
   Barry D. Bramley                       50,992,672            4,868,950
   Geo. Garvin Brown IV                   55,284,635              576,987
   Martin S. Brown, Jr.                   55,327,797              533,825
   Owsley Brown II                        50,499,034            5,362,588
   Donald G. Calder                       50,993,002            4,868,620
   Sandra A. Frazier                      55,329,526              532,096
   Richard P. Mayer                       50,986,806            4,874,816
   William E. Mitchell                    55,557,857              303,765
   Matthew R. Simmons                     55,570,107              291,515
   William M. Street                      50,963,844            4,897,778
   Dace Brown Stubbs                      55,244,594              617,028
   Paul C. Varga                          55,069,456              792,166
   James S. Welch, Jr.                    55,061,301              800,321


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


                                                BROWN-FORMAN CORPORATION
                                                     (Registrant)


Date:   September 7, 2007                  By:  /s/ Phoebe A. Wood
                                                Phoebe A. Wood
                                                Vice Chairman and
                                                 Chief Financial Officer
                                                (On behalf of the Registrant and
                                                 as Principal Financial Officer)

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



Date:   September 7, 2007                  By:  /s/ Paul C. Varga
                                                Paul C. Varga
                                                Chief Executive Officer

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



Date:   September 7, 2007                  By:  /s/ Phoebe A. Wood
                                                Phoebe A. Wood
                                                Chief Financial Officer

                                                                     Exhibit 32

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Brown-Forman Corporation ("the Company") on Form 10-Q for the period ended July 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in the capacity as an officer of the Company, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:   September 7, 2007                  By:  /s/ Paul C. Varga
                                           Paul C. Varga
                                           President and Chief Executive Officer



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