Form 10-Q
period 2007-10-31
BROWN FORMAN CORP
filed 2007-12-07
CIK 14693

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

  |X|      QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended OCTOBER 31, 2007

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

Large accelerated filer |X|    Accelerated filer |_|   Non-accelerated filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: November 30, 2007

      Class A Common Stock ($.15 par value, voting)             56,618,129
      Class B Common Stock ($.15 par value, nonvoting)          66,809,360

                            BROWN-FORMAN CORPORATION
                       Index to Quarterly Report Form 10-Q


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                Page

          Condensed Consolidated Statements of Operations
             Three months ended October 31, 2006 and 2007                3
             Six months ended October 31, 2006 and 2007                  3

          Condensed Consolidated Balance Sheets
             April 30, 2007 and October 31, 2007                         4

          Condensed Consolidated Statements of Cash Flows
             Six months ended October 31, 2006 and 2007                  5

          Notes to the Condensed Consolidated Financial Statements       6 - 11


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 12 - 20

Item 3.  Quantitative and Qualitative Disclosures about Market Risk     21

Item 4.  Controls and Procedures                                        21


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                              22

Item 1A. Risk Factors                                                   23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds    24

Item 6.  Exhibits                                                       24

Signatures                                                              25

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


                            BROWN-FORMAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

                                   Three Months Ended       Six Months Ended
                                       October 31,             October 31,
                                    2006        2007        2006         2007
                                  -------     -------     --------     --------

Net sales                         $ 727.1     $ 893.4     $1,360.5     $1,632.5
Excise taxes                        145.0       177.8        273.4        329.8
Cost of sales                       199.5       245.6        355.5        441.7
                                  -------     -------     --------     --------
  Gross profit                      382.6       470.0        731.6        861.0

Advertising expenses                 92.2       112.6        173.0        206.5
Selling, general, and
 administrative expenses            120.9       146.7        248.9        289.7
Amortization expense                   --         1.3           --          2.6
Other (income), net                 (13.2)       (3.2)       (15.2)        (5.9)
                                  -------     -------     --------     --------
  Operating income                  182.7       212.6        324.9        368.1

Interest income                       3.8         2.2          8.6          4.2
Interest expense                      5.7        14.4         11.5         27.6
                                  -------     -------     --------     --------

  Income from continuing operations
   before income taxes              180.8       200.4        322.0        344.7

Income taxes                         56.1        70.9        102.7        119.9
                                  -------     -------     --------     --------
  Income from continuing operations 124.7       129.5        219.3        224.8

Loss from discontinued operations,
 net of income taxes                 (0.9)       (0.1)        (1.7)        (0.2)
                                  -------     -------     --------     --------
   Net income                     $ 123.8     $ 129.4     $  217.6      $ 224.6
                                  =======     =======     ========     ========

Basic earnings (loss) per share:
  Continuing operations           $  1.02     $  1.05     $   1.79     $   1.82
  Discontinued operations           (0.01)         --        (0.01)          --
                                  -------     -------     --------     --------
    Total                         $  1.01     $  1.05     $   1.77     $   1.82
                                  =======     =======     ========     ========

Diluted earnings (loss) per share:
  Continuing operations           $  1.00     $  1.04     $   1.77     $   1.81
  Discontinued operations           (0.01)         --        (0.01)          --
                                  -------     -------     --------     --------
    Total                         $  1.00     $  1.04     $   1.75     $   1.81
                                  =======     =======     ========     ========

Shares (in thousands) used in
 the calculation of earnings (loss)
 per share:
   Basic                          122,873     123,311      122,742      123,254
   Diluted                        124,291     124,534      124,178      124,475

Cash dividends per common share:
   Declared                       $0.0000     $0.0000      $0.5600      $0.6050
   Paid                           $0.2800     $0.3025      $0.5600      $0.6050


See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                              (Dollars in millions)

                                                  April 30,          October 31,
                                                    2007                 2007
                                                  --------             --------
Assets
------
Cash and cash equivalents                         $  282.8             $  192.7
Short-term investments                                85.6                   --
Accounts receivable, net                             403.7                535.1
Inventories:
   Barreled whiskey                                  302.8                302.3
   Finished goods                                    150.6                208.2
   Work in process                                   198.5                168.1
   Raw materials and supplies                         42.5                 55.0
                                                  --------             --------
      Total inventories                              694.4                733.6

Current portion of deferred income taxes              76.1                 76.1
Other current assets                                  92.6                 57.7
                                                  --------             --------
   Total current assets                            1,635.2              1,595.2

Property, plant and equipment, net                   506.3                506.2
Goodwill                                             670.2                685.6
Other intangible assets                              683.9                697.1
Prepaid pension cost                                  23.0                 24.3
Other assets                                          32.8                 37.9
                                                  --------             --------
   Total assets                                   $3,551.4             $3,546.3
                                                  ========             ========
Liabilities
-----------
Accounts payable and accrued expenses             $  361.1             $  424.0
Accrued income taxes                                  27.0                   --
Payable to stockholders                              203.7                   --
Short-term borrowings                                401.1                345.1
Current portion of long-term debt                    354.0                354.0
                                                  --------             --------
   Total current liabilities                       1,346.9              1,123.1

Long-term debt                                       421.9                418.2
Deferred income taxes                                 56.6                 61.7
Accrued pension and other postretirement benefits    122.8                127.6
Other liabilities                                     29.8                 65.7
                                                  --------             --------
   Total liabilities                               1,978.0              1,796.3

Stockholders' Equity
--------------------
Common stock:
 Class A, voting
 (57,000,000 shares authorized; 56,882,000 and
  56,925,000 shares issued at April 30 and
  October 31, respectively)                            8.5                  8.5
 Class B, nonvoting
 (100,000,000 shares authorized;
  69,188,000 shares issued)                           10.4                 10.4
Additional paid-in capital                            63.9                 75.9
Retained earnings                                  1,649.6              1,799.5
Accumulated other comprehensive income               (57.2)               (33.6)
Treasury stock
 (2,833,000 and 2,686,000 shares
  at April 30 and October 31, respectively)         (101.8)              (110.7)
                                                  --------             --------
   Total stockholders' equity                      1,573.4              1,750.0
                                                  --------             --------
   Total liabilities and stockholders' equity     $3,551.4             $3,546.3
                                                  ========             ========

See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Dollars in millions)

                                                         Six Months Ended
                                                            October 31,
                                                     2006                 2007
                                                   -------              -------
Cash flows from operating activities:
   Net income                                      $ 217.6              $ 224.6
   Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Net loss from discontinued operations            1.7                  0.2
      Depreciation and amortization                   20.1                 25.7
      Gain on sale of property, plant, and equipment (11.1)                (2.6)
      Stock-based compensation expense                 4.3                  5.4
      Deferred income taxes                           (1.5)                 5.1
   Changes in assets and liabilities, excluding
    the effects of businesses acquired or sold:
      Accounts receivable                           (113.1)              (131.4)
      Inventories                                    (67.3)               (50.7)
      Other current assets                            16.3                 34.9
      Accounts payable and accrued expenses           45.4                 62.9
      Accrued income taxes                            (0.1)               (27.0)
      Noncurrent assets and liabilities               (8.9)                51.1
   Net cash provided by (used for) operating
    activities of discontinued operations              3.4                 (0.2)
                                                   -------              -------
         Cash provided by operating activities       106.8                198.0

Cash flows from investing activities:
   Acquisition of business, net of cash acquired    (250.6)                 1.6
   Acquisition of brand name                            --                (12.0)
   Purchase of short-term investments               (112.8)                  --
   Sale of short-term investments                     82.5                 85.6
   Additions to property, plant, and equipment       (21.1)               (24.2)
   Proceeds from sale of property, plant,
    and equipment                                     14.6                  5.2
   Computer software expenditures                     (3.3)                (8.2)
   Net cash used for investing activities
    of discontinued operations                        (0.1)                  --
                                                   -------              -------
         Cash (used for) provided by
          investing activities                      (290.8)                48.0

Cash flows from financing activities:
   Net repayment of short-term borrowings            (30.2)               (57.5)
   Repayment of long-term debt                          --                 (3.8)
   Proceeds from exercise of stock options            24.6                 14.8
   Excess tax benefits from stock options              5.7                  5.5
   Acquisition of treasury stock                        --                (22.6)
   Special distribution to stockholders                 --               (203.7)
   Dividends paid                                    (68.8)               (74.7)
                                                   -------              -------
         Cash used for financing activities          (68.7)              (342.0)

Effect of exchange rate changes on
 cash and cash equivalents                             0.5                  5.9
                                                   -------              -------

Net decrease in cash and cash equivalents           (252.2)               (90.1)

Cash and cash equivalents, beginning of period       474.8                282.8
                                                   -------              -------
Cash and cash equivalents, end of period           $ 222.6              $ 192.7
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

2.   Inventories

We use the last-in, first-out ("LIFO") method to determine the cost of most of our inventories. If the LIFO method had not been used, inventories at current cost would have been $126.0 million higher than reported as of April 30, 2007, and $137.0 million higher than reported as of October 31, 2007. Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

3.   Income Taxes

Our consolidated quarterly effective tax rate is based upon our expected annual operating income, statutory tax rates, and tax laws in the various jurisdictions in which we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. The effective tax rate of 34.8% for the six months ended October 31, 2007, is based on an expected effective tax rate of 33.7% on ordinary income for the full fiscal year, plus additional interest on previously provided tax contingencies and the tax effect of other events occurring through October 31, 2007. Our expected tax rate from operations includes the addition of current fiscal year additions for existing tax contingency items.

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

The following table presents information concerning basic and diluted earnings per share:

                                                     Three Months Ended          Six Months Ended
                                                         October 31,                October 31,
(Dollars in millions, except per share amounts)      2006          2007          2006         2007
                                                   -------       -------       -------      -------
Basic and diluted net income (loss):
Continuing operations                               $124.7        $129.5        $219.3        $224.8
Discontinued operations                               (0.9)         (0.1)         (1.7)         (0.2)
                                                   -------       -------       -------       -------
   Total                                            $123.8        $129.4        $217.6        $224.6
                                                   =======       =======       =======       =======

Share data (in thousands):
Basic average common shares outstanding            122,873       123,311       122,742       123,254
Dilutive effect of non-vested restricted stock          55            87            51            84
Dilutive effect of stock options and SSARs           1,363         1,136         1,385         1,137
                                                   -------       -------       -------       -------
   Diluted average common shares outstanding       124,291       124,534       124,178       124,475
                                                   =======       =======       =======       =======

Basic earnings (loss) per share:
Continuing operations                                $1.02         $1.05         $1.79         $1.82
Discontinued operations                              (0.01)           --         (0.01)           --
                                                   -------       -------       -------       -------
   Total                                             $1.01         $1.05         $1.77         $1.82
                                                   =======       =======       =======       =======

Diluted earnings (loss) per share:
Continuing operations                                $1.00         $1.04         $1.77         $1.81
Discontinued operations                              (0.01)           --         (0.01)           --
                                                   -------       -------       -------       -------
   Total                                             $1.00         $1.04         $1.75         $1.81
                                                   =======       =======       =======       =======


6.   Payable to Stockholders

On March 22, 2007, our Board of Directors approved the distribution to stockholders of the $203.7 million in cash received (net of transaction fees) from the sale of Lenox and Brooks & Bentley. The distribution of $1.6533 per share was made on May 10, 2007, to stockholders of record on April 5, 2007.

7.   Pension and Other Postretirement Benefits

The following table shows the components of the pension and other postretirement benefit expense recognized during the periods covered by this report:

(Dollars in millions)                     Three Months Ended    Six Months Ended
                                              October 31,          October 31,
                                            2006      2007       2006      2007
                                           ------    ------     ------    ------
Pension Benefits:
   Service cost                             $3.2      $3.4       $6.5      $6.7
   Interest cost                             6.0       6.6       12.0      13.3
   Expected return on plan assets           (7.9)     (8.0)     (15.9)    (16.1)
   Amortization of:
      Unrecognized prior service cost        0.2       0.2        0.4       0.4
      Unrecognized net loss                  2.9       3.0        5.8       6.0
                                           ------    ------     ------    ------
   Net expense                              $4.4      $5.2       $8.8     $10.3
                                           ======    ======     ======    ======
Other Postretirement Benefits:
   Service cost                             $0.3      $0.2       $0.6      $0.5
   Interest cost                             0.8       0.8        1.5       1.5
   Amortization of unrecognized net loss     0.1       0.1        0.2       0.2
                                           ------    ------     ------    ------
   Net expense                              $1.2      $1.1       $2.3      $2.2
                                           ======    ======     ======    ======

8.   Contingencies

Brown-Forman Corporation and many other manufacturers of spirits, wine, and beer were defendants in a series of nine essentially identical class action lawsuits seeking damages and injunctive relief for alleged marketing of beverage alcohol to underage consumers. Brown-Forman and the other defendants successfully obtained orders to dismiss six of the cases. The plaintiffs in two of the cases voluntarily withdrew their suits; and the plaintiffs in the final case filed a voluntary stipulation of dismissal with prejudice. Each involuntarily dismissal was appealed by the respective plaintiffs. However, in each case, either the dismissal was affirmed, or the plaintiff filed a motion to withdraw the action or a stipulation of dismissal. As all of the cases have been dismissed or withdrawn, this series of litigation is concluded.

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

9.   Comprehensive Income

Comprehensive income is a broad measure of the effects of all transactions and events (other than investments by or distributions to stockholders) that are recognized in stockholders' equity, regardless of whether those transactions and events are included in net income. The following table adjusts the Company's net income for the other items included in the determination of comprehensive income:


(Dollars in millions)                        Three Months Ended       Six Months Ended
                                                 October 31,             October 31,
                                              2006        2007        2006        2007
                                             ------      ------      ------      ------
Continuing operations:
  Net income                                 $124.7      $129.5      $219.3      $224.8
  Other comprehensive income (loss):
    Net gain (loss) on cash flow hedges         0.6        (2.6)        0.5        (3.0)
    Net loss on securities                       --        (0.2)         --        (0.3)
    Postretirement benefits adjustment           --         2.0          --         4.0
    Foreign currency translation adjustment    (0.8)       21.5         2.1        22.9
                                             ------      ------      ------      ------
                                               (0.2)       20.7         2.6        23.6
                                             ------      ------      ------      ------
      Comprehensive income                    124.5       150.2       221.9       248.4
                                             ------      ------      ------      ------
Discontinued operations:
  Net loss                                     (0.9)       (0.1)       (1.7)       (0.2)
  Other comprehensive income (loss):
    Foreign currency translation adjustment     0.2          --         0.5          --
                                             ------      ------      ------      ------
      Comprehensive loss                       (0.7)       (0.1)       (1.2)       (0.2)
                                             ------      ------      ------      ------
Total comprehensive income                   $123.8      $150.1      $220.7      $248.2
                                             ======      ======      ======      ======

Accumulated other comprehensive loss (income) consisted of the following:

(Dollars in millions)                           April 30,      October 31,
                                                  2007            2007
                                                 ------          ------
Postretirement benefits adjustment               $(99.2)         $(95.2)
Cumulative translation adjustment                  45.7            68.6
Unrealized loss on cash flow hedge contracts       (4.0)           (7.0)
Unrealized gain on securities                       0.3              --
                                                 ------          ------
                                                 $(57.2)         $(33.6)
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

In  December  2007,  the  FASB  issued  FASB  Statement  No.  141(R),  "Business
Combinations" (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business.

In December 2007, the FASB issued FASB Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements" (FAS 160), which prescribes the accounting by a parent company for minority interests held by other parties in a subsidiary of the parent company.

The provisions of FAS 157 and FAS 159 become effective as of the beginning of our 2009 fiscal year. The provisions of FAS 141(R) and FAS 160 become effective as of the beginning of our 2010 fiscal year. We are currently evaluating the impact that these pronouncements will have on our financial statements.

12.  Subsequent Events

On November 15, 2007, our Board of Directors increased the quarterly cash dividend on Class A and Class B common stock from $0.3025 to $0.34 per share. Stockholders of record on December 5, 2007 will receive the cash dividend on January 1, 2008.

On November 28, 2007, our Board of Directors authorized the repurchase of up to $200.0 million of outstanding Class A and Class B common stock over the next 12 months, subject to market and certain other conditions. Under this plan, shares can be repurchased from time to time for cash in open market purchases, block transactions, and privately negotiated transactions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis along with our 2007 Annual Report. Note that the results of operations for the six months ended October 31, 2007, do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, "we," "us," and "our" refer to Brown-Forman Corporation.

Important Note on Forward-Looking Statements:
This release contains statements, estimates, or projections that constitute "forward-looking statements" as defined under U.S. federal securities laws. Generally, the words "expect," "believe," "intend," "estimate," "will," "anticipate," and "project," and similar expressions identify a forward-looking statement, which speaks only as of the date the statement is made. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. We believe that the expectations and assumptions with respect to our forward-looking statements are reasonable. But by their nature, forward-looking statements involve known and unknown risks, uncertainties and other factors that in some cases are out of our control. These factors could cause our actual results to differ materially from Brown-Forman's historical experience or our present expectations or projections. Here is a non-exclusive list of such risks and uncertainties:

 - changes in general economic conditions, particularly in the United States where we earn about half of our profits, including higher energy prices, declining home prices, deterioration of the sub-prime lending market, or other factors;
 - lower consumer confidence or purchasing related to changes in economic conditions, major natural disasters, terrorist attacks or widespread outbreak of infectious diseases;
 - tax increases, whether at the federal or state level or in major international markets and/or tariff barriers or other restrictions affecting beverage alcohol;
 - limitations and restrictions on distribution of products and alcohol marketing, including advertising and promotion, as a result of stricter governmental policies adopted either in the United States or in international markets;
 - fluctuations in the U.S. dollar against foreign currencies, especially the British Pound, Euro, Australian Dollar, and the South African Rand;
 - reduced bar, restaurant, hotel and travel business, including travel retail;
 - longer-term, a change in consumer preferences, social trends or cultural trends that results in the reduced consumption of our premium spirits brands;
 - changes in distribution arrangements in major markets that limit our ability to market or sell our products;
 - adverse impact on performance and reported results as a consequence of integrating acquisitions and ensuring their conformance to the company's trade practice standards, financial controls environment and U.S. public company requirements;
 - price increases in energy or raw materials, including grapes, grain, agave, wood, glass, and plastic;
 - changes in climate conditions and agricultural uncertainties that adversely affect the supply of grapes, agave, grain and wood;
 - termination of our rights to distribute and market agency brands in our portfolio;
 - press articles or other public media related to our company, brands, personnel, operations, business performance or prospects;
 - counterfeit production of our products and any resulting negative effect on our intellectual property rights or brand equity; and
 - adverse developments as a result of state or federal investigations of beverage alcohol industry trade practices of suppliers, distributors and retailers.

Results of Operations:
Second Quarter Fiscal 2008 Compared to Second Quarter Fiscal 2007

A summary of our operating performance (expressed in millions, except percentage and per share amounts) is presented below. Continuing Operations consist of our beverage business. Discontinued Operations consist of Lenox, Brooks & Bentley, and Hartmann, which previously comprised our consumer durables business.

                                             Three Months Ended
                                                 October 31,
CONTINUING OPERATIONS                       2006             2007         Change
                                           ------           ------        ------
Net sales                                  $727.1           $893.4          23%
Gross profit                                382.6            470.0          23%
Advertising expenses                         92.2            112.6          22%
Selling, general, and
 administrative expenses                    120.9            146.7          21%
Amortization expense                           --              1.3
Other (income), net                         (13.2)            (3.2)
   Operating income                         182.7            212.6          16%
Interest expense, net                         1.9             12.2
   Income before income taxes               180.8            200.4          11%
Income taxes                                 56.1             70.9
   Net income                               124.7            129.5           4%

Gross margin                                 52.6%            52.6%

Effective tax rate                           31.0%            35.4%

Earnings per share:
   Basic                                     $1.02            $1.05          3%
   Diluted                                    1.00             1.04          4%


Net sales for the three months ended October 31, 2007 grew $166.3 million, up 23% over the prior-year period. The major factors driving the increase in net sales were the addition of last year's acquisitions of Chambord and Casa Herradura(1), significant gains in consumer demand for our premium global brands, and the benefits of a weaker U.S. dollar. These positive factors were partially offset by weakness in the U.S. market. The components of the 23% increase in net sales were:


--------
(1) References to Casa Herradura include all brands (el Jimador, Herradura,
    New Mix, Antiguo, Suave 35 and other agency brands) and operations acquired in January 2007.

                                                   Growth vs.
                                                  Prior Period

   Acquisitions(2)                                     9%
   Underlying net sales growth                         7%
   Foreign exchange(3)                                 5%
   Estimated trade inventory changes(4)                2%
                                                     -----
   Reported net sales growth                          23%
                                                     =====


Jack Daniel's global depletions(5) grew in the low-single digits in the quarter as mid-single digit gains internationally more than offset a modest quarterly decline in the U.S. The brand's first half global depletions grew in the mid-single digits, driven by 9% volume growth in international markets. Strong double-digit volume gains were recorded in the first half of the fiscal year for both the Gentleman Jack and the Jack Daniel's & Cola brand extensions.

Globally, Southern Comfort volumes grew at a low-single digit rate in the quarter, as double-digit increases in the U.K. and South Africa offset a low-single digit decline in the U.S. For the first half of the fiscal year, the brand's depletions grew 10% internationally. Global Finlandia volumes continued to grow at an impressive double-digit rate in the quarter as the brand sustained its four-year trend of strong performance in Eastern Europe. Depletions for our super-premium developing brands increased at a high-single digit rate in the quarter, led by Woodford Reserve, Sonoma-Cutrer, and Chambord. Depletions for the company's mid-priced regional brands declined at a low-single digit rate in the quarter.


--------
(2) Refers to the acquisition of the Casa Herradura brands in January 2007 and Chambord in May 2006, thus making comparisons difficult to understand. In addition, we believe separately identifying the results of these acquisitions provides helpful information in forecasting and planning the growth expectations of the company.
(3) Refers to net gains and losses incurred by the company relating to sales and purchases in currencies other than the U.S. Dollar. We use the measure to understand the growth of the business on a constant dollar basis as fluctuations in exchange rates can distort the underlying growth of our business (both positively and negatively). To neutralize the effect of foreign exchange fluctuations, we have historically translated current year results at prior year rates. While we recognize that foreign exchange volatility is a reality for a global company, we routinely review our company performance on a constant dollar basis. We believe this allows both management and our investors to understand better our company's growth trends.
(4) Refers to the estimated financial impact of changes in wholesale trade inventories for the company's brands in markets where we use third-party distributors. We compute this effect using our estimated depletion trends and separately identify trade inventory changes in the variance analysis for our key measures. Based on the estimated depletions and the fluctuations in trade inventory levels, we then adjust the percentage variances from prior to current periods for our key measures. We believe it is important to identify this estimated impact in order for management and investors to understand the results of our business without distortions that can arise from varying levels of wholesale inventories.
(5) Depletions are shipments from wholesale distributors to retail customers, and are commonly regarded in the industry as an approximate measure of consumer demand.

Gross profit increased $87.4 million, up 23% from the second quarter of last year. The same factors that boosted the double-digit increase in sales also contributed to the gains in gross profit, as follows.

                                                   Growth vs.
                                                  Prior Period

   Underlying gross profit growth                      7%
   Acquisitions                                        7%
   Foreign exchange                                    6%
   Estimated trade inventory changes                   3%
                                                     -----
   Reported gross profit growth                       23%
                                                     =====

Gross margin was 52.6%, unchanged when compared to the same prior-year period, as foreign exchange benefits and the shift in mix of our business to higher margin international markets were offset by the addition of lower margin Mexican business and higher costs from rising grain and energy prices. We expect these higher costs, which are affecting the production of nearly all of our brands, to continue for the remainder of the fiscal year.

Advertising expenses increased $20.4 million, or 22%, in the quarter, reflecting additional investments behind our premium global brands (Jack Daniel's, Southern Comfort and Finlandia), new investments in support of acquired brands, and the effects of a weaker U.S. dollar. SG&A expenses increased $25.8 million, or 21%, largely driven by the Casa Herradura acquisition and the resulting addition of a sales, marketing, and distribution infrastructure in Mexico, and a weaker U.S. dollar.

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

Other income decreased $10.0 million due primarily to the absence of an $11.1 million gain recognized in last year's second quarter on the sale of an Italian winery used in producing Bolla wines.

Operating income increased $29.9 million, up 16% from the same period last year. Excluding the benefits of a weaker U.S. dollar, higher trade inventories, acquired brands, and the absence of last year's gain associated with the sale of winery assets in Italy, underlying operating income was up 6% in the quarter.

                                                   Growth vs.
                                                  Prior Period

   Foreign exchange                                    7%
   Estimated trade inventory changes                   7%
   Underlying operating income growth                  6%
   Acquisitions                                        2%
   Absence of gain on winery assets(6)                (6%)
                                                     -----
   Reported operating income growth                   16%
                                                     =====

Net interest expense increased by $10.3 million over the prior period due largely to the financing of the Casa Herradura acquisition.

Diluted earnings per share of $1.04 for the quarter improved 4% compared to the same prior year period. Reported earnings were affected by a weaker U.S. dollar, higher trade inventories, the absence of last year's interest earned on proceeds from the sale of Lenox (which were distributed to shareholders in May 2007), a higher effective income tax rate, acquisitions, and the absence of last year's gain associated with the sale of winery assets in Italy. The increase in the effective income tax rate for the quarter when compared to the same period last year reflects the absence of the low tax gain on the sale of our Italian winery and event-driven items that affected this year's second quarter.


--------
(6) Refers to the net gain recorded during fiscal 2007 associated with the sale of an Italian winery used in the production of Bolla wines. We believe this item creates a disproportionate effect on underlying business results, making comparisons difficult to understand for the reader. In addition, we believe that excluding this gain provides helpful information in forecasting and planning the growth expectations of the company.

Results of Operations:
Six Months Fiscal 2008 Compared to Six Months Fiscal 2007

                                              Six Months Ended
                                                 October 31,
CONTINUING OPERATIONS                       2006             2007         Change
                                           ------           ------        ------
Net sales                                $1,360.5         $1,632.5          20%
Gross profit                                731.6            861.0          18%
Advertising expenses                        173.0            206.5          19%
Selling, general, and
 administrative expenses                    248.9            289.7          16%
Amortization expense                           --              2.6
Other (income), net                         (15.2)            (5.9)
   Operating income                         324.9            368.1          13%
Interest expense, net                         2.9             23.4
   Income before income taxes               322.0            344.7           7%
Income taxes                                102.7            119.9
   Net income                               219.3            224.8           3%

Gross margin                                 53.8%            52.7%

Effective tax rate                           31.9%            34.8%

Earnings per share:
   Basic                                     $1.79            $1.82          2%
   Diluted                                    1.77             1.81          2%

Net sales for the six months ended October 31, 2007 grew $272.0 million, up 20% over the same prior-year period. The major factors driving the increase in net sales were:
                                                   Growth vs.
                                                  Prior Period

   Acquisitions                                        8%
   Underlying net sales growth                         7%
   Foreign exchange                                    4%
   Estimated trade inventory changes                   1%
                                                     -----
   Reported net sales growth                          20%
                                                     =====

The underlying growth in net sales reflects solid international consumer demand for Jack Daniel's, Southern Comfort, and Finlandia, and improved volumes for several other brands, including Gentleman Jack, Bonterra, Korbel, and Woodford Reserve.

Gross profit  increased  $129.4 million,  up 18% from the same period last year.
The  same  factors  that  boosted  the  double-digit   increase  in  sales  also
contributed to the gains in gross profit, as follows.

                                                   Growth vs.
                                                  Prior Period

   Underlying gross profit growth                      7%
   Acquisitions                                        6%
   Foreign exchange                                    4%
   Estimated trade inventory changes                   1%
                                                     -----
   Reported gross profit growth                       18%
                                                     =====

Our gross margin declined in the period due in part to the addition of Casa Herradura results. While the gross profit margin for Herradura and el Jimador sales in the U.S. are at or above our company's overall margins, gross margins on sales in Mexico, which include agency brands and New Mix, a tequila-based ready-to-drink, are considerably lower. As the mix of our business shifts toward more U.S. tequila revenue, we expect gross margins to improve. Gross margins in the period were also suppressed by the higher costs associated with a one-time write-up of certain acquired inventories to estimated fair value in purchase accounting and higher costs associated with tequila inventory purchased in the U.S. from previous distributors. These factors were partially offset by foreign exchange benefits and the shift in mix of our business to higher margin international markets.

Advertising  expenses  increased  $33.5  million,  or  19%,  due to  incremental investments behind our premium global brands, new investments in support of acquired brands, and a weaker U.S. dollar. SG&A expenses increased $40.8 million, or 16%, due primarily to infrastructure associated with the addition of acquired brands and a weaker U.S. dollar.

Prior to our acquisition of Casa Herradura, the U.S. distribution rights for the Herradura brand had been granted to a third party through December 31, 2011. Upon completing the acquisition of Casa Herradura, we acquired those distribution rights from that third party at a cost of $25.0 million. This amount is being amortized on a straight-line basis over the period ending December 31, 2011. The amortization expense of $2.6 million for the current period reflects six months of amortization of the cost of those distribution rights.

Other income decreased $10.0 million due primarily to the absence of an $11.1 million gain recognized last year on the sale of an Italian winery used in producing Bolla wines.

Operating income increased $43.2 million, up 13% from the same period last year. Excluding the benefits of a weaker U.S. dollar, acquired brands, higher trade inventories, and the absence of last year's gain associated with the sale of winery assets in Italy, underlying operating income was up 7% in the period. Solid international consumer demand for Jack Daniel's, Southern Comfort, and Finlandia, and improved volumes and profits from several other brands including Gentleman Jack, Bonterra, Korbel, and Woodford Reserve drove this underlying growth.

                                                   Growth vs.
                                                  Prior Period

   Underlying operating income growth                  7%
   Foreign exchange                                    6%
   Acquisitions                                        2%
   Estimated trade inventory changes                   1%
   Absence of gain on winery assets                   (3%)
                                                     -----
   Reported operating income growth                   13%
                                                     =====

The 7% year-to-date underlying growth, while approximating long-term underlying growth in operating income for our company, is down from the double-digit underlying growth in operating income that we have experienced over the last three years. The primary reason for the slowdown in growth is our performance in the U.S., where approximately half of our sales are generated. Management believes the following factors negatively affected U.S. performance in the first half of this fiscal year:

 - A slowdown in the overall spirits growth rate over the past 12 to 24 months;
 - Competitive efforts (primarily price discounting by our competitors while we have maintained our strategy of moderate price increases);
 - Our in-market execution in certain areas; and
 - A slower growth rate in disposable income, resulting in some shift from on-premise to off-premise drinking occasions, and a reduction in some consumers' ability or willingness to purchase some of our premium products, particularly Jack Daniel's.

Net interest expense increased by $20.5 million over the prior period due largely to the financing of the Casa Herradura acquisition.

Diluted earnings per share of $1.81 for the quarter improved 2% compared to the same prior year period. Reported earnings were affected by a weaker U.S. dollar, higher trade inventories, a higher effective income tax rate, the absence of last year's interest earned on proceeds from the sale of Lenox (which were distributed to shareholders in May 2007), acquisitions, and the absence of last year's gain associated with the sale of winery assets in Italy. The increase in the effective income tax rate compared to the prior period reflects the absence of the low tax gain on the sale of our Italian winery last year and event-driven items that affected this year.

FULL-YEAR OUTLOOK

We have narrowed the range of our full-year earnings outlook for fiscal 2008 to $3.42 to $3.54 per diluted share, representing forecasted growth of 9% to 13% over comparable prior year earnings of $3.14 per share. This outlook includes expected earnings dilution of $0.13 to $0.18 associated with the acquisition of Casa Herradura, which is unchanged from prior guidance, and excludes any potential benefit from share repurchases during the remainder of this fiscal year. Despite a more challenging environment in the U.S. and our expectation of higher energy and grain costs, this revised outlook anticipates additional foreign exchange benefits, solid underlying gross profit growth (particularly outside the U.S.), moderating increases in operating expenses, and a lower tax rate in the second half of the fiscal year.

LIQUIDITY AND FINANCIAL CONDITION

Cash and cash equivalents decreased by $90.1 million during the six months ended October 31, 2007, compared to a decrease of $252.2 million during the same period last year. Cash provided by operations increased from $106.8 million to $198.0 million, primarily reflecting a smaller seasonal increase in working capital compared to last year. Cash provided by investing activities increased over last year by $338.8 million, largely reflecting the $250.6 million acquisition of Chambord in May 2006 and the liquidation of $85.6 million in short-term investments during the current period versus a net investment in short-term securities of $30.3 million during the same prior year period. Cash used for financing activities increased by $273.3 million over last year, primarily reflecting the $203.7 million special distribution to shareholders in May 2007, a $31.1 million increase in net debt repayments, and the acquisition of $22.6 million of treasury stock.

On November 15, 2007, our Board of Directors approved a regular quarterly cash dividend of $0.34 per share on Class A and Class B common stock. Stockholders of record on December 5, 2007 will receive the cash dividend on January 1, 2008.

On November 28, 2007, our Board of Directors authorized the repurchase of up to $200.0 million of outstanding Class A and Class B common stock over the next 12 months, subject to market and certain other conditions. Under this plan, shares can be repurchased from time to time for cash in open market purchases, block transactions, and privately negotiated transactions.

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

In  December  2007,  the  FASB  issued  FASB  Statement  No.  141(R),  "Business
Combinations" (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business.

In December 2007, the FASB issued FASB Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements" (FAS 160), which prescribes the accounting by a parent company for minority interests held by other parties in a subsidiary of the parent company.

The provisions of FAS 157 and FAS 159 become effective as of the beginning of our 2009 fiscal year. The provisions of FAS 141(R) and FAS 160 become effective as of the beginning of our 2010 fiscal year. We are currently evaluating the impact that these pronouncements will have on our financial statements.

Our critical accounting policies have not changed since April 30, 2007. However, as discussed in Note 3 to the accompanying financial statements, we adopted FASB Interpretation No. 48 effective May 1, 2007.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We hold debt obligations, foreign currency forward and option contracts, and commodity futures contracts that are exposed to risk from changes in interest rates, foreign currency exchange rates, and commodity prices, respectively. Established procedures and internal processes govern the management of these market risks. As of October 31, 2007, we do not consider the exposure to these market risks to be material.

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

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

Brown-Forman Corporation and many other manufacturers of spirits, wine, and beer were defendants in a series of essentially similar putative class action lawsuits seeking damages and injunctive relief for alleged marketing of beverage alcohol to underage consumers. All of the cases have been dismissed or withdrawn; therefore, this series of litigation has been concluded.

Nine essentially identical lawsuits were filed: "Hakki v. Adolph Coors Company, et.al.," District of Columbia Superior Court No. CD 03-9183 (November 2003); "Kreft v. Zima Beverage Co., et.al.," District Court, Jefferson County, Colorado, No. 04cv1827 (December 2003); and "Wilson v. Zima Company, et.al.," U.S. District Court for the Western District of North Carolina, Charlotte Division, No. 3:04cv141 ( January 2004);. "Eisenberg v. Anheuser-Busch," U.S. District Court for the District of Northern Ohio, No. 1:04cv1081; "Elizabeth H. Sciocchette v. Advanced Brands," Albany County, New York Supreme Court No. 102205 (February 16, 2005); "Roger and Kathy Bertovich v. Advanced Brands," Hancock County, West Virginia, Circuit Court No. 05-C-42M (February 17, 2005); "Jacquelin Tomberlin v. Adolph Coors," Dane County (Madison, Wisconsin) Circuit Court, (February 23, 2005); "Viola Alston v. Advanced Brands," Wayne County, Michigan, Circuit Court No. 05-509294, (March, 30, 2005), and "Craig Konhauzer
v. Adolph Coors Company," Broward County Florida Circuit Court, No. 05004875 (March 30, 2005). In addition, Brown-Forman received in February, 2004, a pre-lawsuit notice under the California Consumer Protection Act indicating that the same lawyers intend to file a lawsuit there against many industry defendants, including Brown-Forman, presumably on the same facts and legal theories; however, no action was filed in California.

The suits alleged that the defendants engaged in deceptive marketing practices and schemes targeted at underage consumers, negligently marketed their products to the underage, and fraudulently concealed their alleged misconduct. Plaintiffs sought certification of a guardian class consisting of all persons who were or are parents of children whose funds were used to purchase beverage alcohol marketed by the defendants which were consumed without their prior knowledge by their children under the age of 21 during the period 1982 to present, disgorgement of profits, treble compensatory damages, punitive damages and attorney fees.

Brown-Forman and the other defendants successfully obtained orders to dismiss six of the cases: Kreft (Colorado) in October 2005; Eisenberg (Ohio) in February 2006; Tomberlin (Wisconsin) in March 2006; Hakki (D.C.) in March 2006; Alston (Michigan) in May 2006; and Bertovich (West Virginia) in August 2006. Konhauzer (Florida) and Sciocchette (New York) voluntarily withdrew their respective suits. The Wilsons (North Carolina) filed a voluntary stipulation of dismissal with prejudice of their complaint in November 2007. Each involuntarily dismissal was appealed by the respective plaintiffs. The Hakki dismissal was affirmed by the D.C. Court of Appeals in June 2007 and is final. The consolidated Alston and Eisenberg dismissals were affirmed by the Federal Circuit Court of Appeals for the Sixth Circuit in July 2007; plaintiffs filed in November 2007 a motion to withdraw the pending Petition for Certiorari to the United States Supreme Court. The Colorado and Wisconsin Courts of Appeals affirmed the Kreft and Tomberlin dismissals, respectively, in October 2007; those opinions now are final. The Bertoviches (West Virginia) filed in November 2007 a stipulation of dismissal of their appeal to the Federal Court of Appeals for the Fourth Circuit. As all of the cases have been dismissed or withdrawn, this series of litigation is concluded.

Item 1A.  Risk Factors

Other than with respect to the revision and additions below and the changes set forth in the Form 10-Q for the fiscal quarter ended July 31, 2007, there have been no changes to "Item 1A: Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended April 30, 2007. The revision and additions below should be read together with the risk factors and information disclosed in our 2007 Annual Report on Form 10-K and Quarterly Report on Form 10-Q filed September 7, 2007.

The risk factor entitled "Litigation relating to alcohol abuse and illegal alcohol consumption could adversely affect our business" is amended and restated as follows:

LITIGATION RELATING TO ALCOHOL ABUSE AND ILLEGAL ALCOHOL CONSUMPTION COULD ADVERSELY IMPACT OUR BUSINESS

A number of beverage alcohol producers were sued over allegations relating to their advertising practices in nine similar class action lawsuits. As all of the cases now have been dismissed or withdrawn, this series of litigation is concluded. However, similar or other lawsuits relating to alcohol abuse or illegal alcohol consumption in the future could materially hurt our beverage business and the overall industry.

The risk factor entitled "Rising energy costs could affect our financial results" is amended and restated as follows:

RISING COSTS OR UNAVAILABILITY OF INPUT MATERIALS COULD AFFECT OUR FINANCIAL RESULTS, AS COULD OUR INABILITY TO OBTAIN FINISHED GOODS

If energy costs remain high, our transportation, freight and other operating costs, such as distilling and bottling, will likely increase. Similarly, rising costs of grain, agave, wood, glass, and other input materials and/or associated labor costs would likely adversely affect our financial results. We may not be able to pass along such cost increases to our customers through higher prices. Our ability to produce our products also hinges on having available all of the raw materials, ingredients, packaging and other materials used to make and package them; without sufficient quantities of one or more key input materials, our operations and financial results could suffer. Likewise, any inability to obtain finished goods for our purchased inventory or products that are contract bottled or distilled could also hurt our financial results. Additionally, rising energy or other costs may curtail consumer spending on entertainment and discretionary products, thereby resulting in decreased purchases of our brands.

The following risk factor entitled "Press articles and other public media" is added:

PRESS ARTICLES AND OTHER PUBLIC MEDIA

Press articles or other public media related to our company, brands, personnel, operations, business performance or prospects may affect our stock price and the performance of our business, regardless of the accuracy of the substance of the communication. Since we are a branded consumer products company, adverse publicity can hurt both our company's stock price and actual performance, as consumers might steer away from products that receive bad press.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about shares of our common stock that we repurchased during the quarter ended October 31, 2007:

                                                                          Total Number of        Maximum Number
                                                Total                    Shares Purchased      of Shares that May
                                              Number of      Average         as Part of         Yet Be Purchased
                                                Shares     Price Paid   Publicly Announced     Under the Plans or
                   Period                     Purchased     per Share    Plans or Programs          Programs
 August 1, 2007 - August 31, 2007               66,368       $75.34             --                     --
 September 1, 2007 - September 30, 2007        112,490       $76.33             --                     --
 October 1, 2007 - October 31, 2007             25,526       $78.35             --                     --
 Total                                         204,384       $76.26             --                     --


Of these shares, 196,520 shares were purchased in privately negotiated transactions pursuant to a written purchase and sale agreement involving Class A shares held by a trust beneficially owned by a Brown family member. Under this agreement, which was approved by our Board of Directors on May 24, 2007, we purchased $22.0 million of Class A shares over a 17-week period ended October 5, 2007.

The remaining 7,864 shares (5,704 of Class A and 2,160 of Class B) were received from an employee to satisfy income tax withholding obligations triggered by the employee's retirement from the Company.



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


                                                BROWN-FORMAN CORPORATION
                                                     (Registrant)


Date:   December 7, 2007                   By:  /s/ Phoebe A. Wood
                                                Phoebe A. Wood
                                                Vice Chairman and
                                                 Chief Financial Officer
                                                (On behalf of the Registrant and
                                                 as Principal Financial Officer)

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



Date:   December 7, 2007                   By:  /s/ Paul C. Varga
                                                Paul C. Varga
                                                Chief Executive Officer

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



Date:   December 7, 2007                   By:  /s/ Phoebe A. Wood
                                                Phoebe A. Wood
                                                Chief Financial Officer

                                                                     Exhibit 32

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Brown-Forman Corporation ("the Company") on Form 10-Q for the period ended October 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in the capacity as an officer of the Company, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:   December 7, 2007                   By:  /s/ Paul C. Varga
                                           Paul C. Varga
                                           President and Chief Executive Officer



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