Form 10-Q
period 2008-01-31
BROWN FORMAN CORP
filed 2008-03-07
CIK 14693

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

  |X|      QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended JANUARY 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer |X|          Accelerated filer |_|
   Non-accelerated filer |_|            Smaller reporting company |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: February 29, 2008

      Class A Common Stock ($.15 par value, voting)             56,573,177
      Class B Common Stock ($.15 par value, nonvoting)          63,919,234

                            BROWN-FORMAN CORPORATION
                       Index to Quarterly Report Form 10-Q


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                Page

          Condensed Consolidated Statements of Operations
             Three months ended January 31, 2007 and 2008                3
             Nine months ended January 31, 2007 and 2008                 3

          Condensed Consolidated Balance Sheets
             April 30, 2007 and January 31, 2008                         4

          Condensed Consolidated Statements of Cash Flows
             Nine months ended January 31, 2007 and 2008                 5

          Notes to the Condensed Consolidated Financial Statements       6 - 11


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 12 - 20

Item 3.  Quantitative and Qualitative Disclosures about Market Risk     21

Item 4.  Controls and Procedures                                        21


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                              21 - 22

Item 1A. Risk Factors                                                   22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds    23

Item 6.  Exhibits                                                       23

Signatures                                                              24

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


                            BROWN-FORMAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

                                   Three Months Ended       Nine Months Ended
                                       January 31,             January 31,
                                    2007        2008        2007         2008
                                  -------     -------     --------     --------

Net sales                         $ 754.8     $ 877.4     $2,115.4     $2,509.9
Excise taxes                        172.7       205.0        446.1        534.8
Cost of sales                       194.8       239.8        550.4        681.5
                                  -------     -------     --------     --------
  Gross profit                      387.3       432.6      1,118.9      1,293.6

Advertising expenses                 94.2       107.6        267.2        314.2
Selling, general, and
 administrative expenses            129.2       143.3        378.1        433.1
Amortization expense                   --         1.3           --          3.8
Other (income), net                  (4.9)       (1.2)       (20.1)        (7.2)
                                  -------     -------     --------     --------
  Operating income                  168.8       181.6        493.7        549.7

Interest income                       5.6         1.9         14.2          6.1
Interest expense                      8.1        11.0         19.6         38.6
                                  -------     -------     --------     --------

  Income from continuing operations
   before income taxes              166.3       172.5        488.3        517.2

Income taxes                         54.7        56.6        157.4        176.5
                                  -------     -------     --------     --------
  Income from continuing operations 111.6       115.9        330.9        340.7

Loss (income) from discontinued
 operations, net of income taxes     (6.5)        0.1         (8.2)         --
                                  -------     -------     --------     --------
   Net income                     $ 105.1     $ 116.0     $  322.7      $ 340.7
                                  =======     =======     ========     ========

Basic earnings (loss) per share:
  Continuing operations           $  0.91     $  0.94     $   2.69     $   2.77
  Discontinued operations           (0.05)         --        (0.07)          --
                                  -------     -------     --------     --------
    Total                         $  0.86     $  0.94     $   2.63     $   2.77
                                  =======     =======     ========     ========

Diluted earnings (loss) per share:
  Continuing operations           $  0.90     $  0.93     $   2.66     $   2.74
  Discontinued operations           (0.05)         --        (0.07)          --
                                  -------     -------     --------     --------
    Total                         $  0.85     $  0.94     $   2.60     $   2.74
                                  =======     =======     ========     ========

Shares (in thousands) used in
 the calculation of earnings (loss)
 per share:
   Basic                          122,964     122,836      122,810      123,085
   Diluted                        124,230     123,974      124,189      124,278

Cash dividends per common share:
   Declared                       $0.6050     $0.6800      $1.1650      $1.2850
   Paid                           $0.3025     $0.3400      $0.8625      $0.9450


See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                              (Dollars in millions)

                                                  April 30,          January 31,
                                                    2007                 2008
                                                  --------             --------
Assets
------
Cash and cash equivalents                         $  282.8             $  136.6
Short-term investments                                85.6                   --
Accounts receivable, net                             403.7                473.1
Inventories:
   Barreled whiskey                                  302.8                305.4
   Finished goods                                    150.6                155.4
   Work in process                                   198.5                181.2
   Raw materials and supplies                         42.5                 40.5
                                                  --------             --------
      Total inventories                              694.4                682.5

Current portion of deferred income taxes              76.1                 76.1
Other current assets                                  92.6                 75.6
                                                  --------             --------
   Total current assets                            1,635.2              1,443.9

Property, plant and equipment, net                   506.3                502.1
Goodwill                                             670.2                684.1
Other intangible assets                              683.9                698.5
Prepaid pension cost                                  23.0                 24.7
Other assets                                          32.8                 38.3
                                                  --------             --------
   Total assets                                   $3,551.4             $3,391.6
                                                  ========             ========
Liabilities
-----------
Accounts payable and accrued expenses             $  361.1             $  354.1
Accrued income taxes                                  27.0                 15.0
Payable to stockholders                              203.7                 41.5
Short-term borrowings                                401.1                243.0
Current portion of long-term debt                    354.0                354.0
                                                  --------             --------
   Total current liabilities                       1,346.9              1,007.6

Long-term debt                                       421.9                417.3
Deferred income taxes                                 56.6                 69.7
Accrued pension and other postretirement benefits    122.8                130.0
Other liabilities                                     29.8                 72.4
                                                  --------             --------
   Total liabilities                               1,978.0              1,697.0

Stockholders' Equity
--------------------
Common stock:
 Class A, voting
 (57,000,000 shares authorized; 56,882,000 and
  56,925,000 shares issued at April 30 and
  January 31, respectively)                            8.5                  8.5
 Class B, nonvoting
 (100,000,000 shares authorized;
  69,188,000 shares issued)                           10.4                 10.4
Additional paid-in capital                            63.9                 75.1
Retained earnings                                  1,649.6              1,832.2
Accumulated other comprehensive income               (57.2)               (23.8)
Treasury stock
 (2,833,000 and 4,070,000 shares
  at April 30 and January 31, respectively)         (101.8)              (207.8)
                                                  --------             --------
   Total stockholders' equity                      1,573.4              1,694.6
                                                  --------             --------
   Total liabilities and stockholders' equity     $3,551.4             $3,391.6
                                                  ========             ========

See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Dollars in millions)

                                                         Nine Months Ended
                                                            January 31,
                                                     2007                 2008
                                                   -------              -------
Cash flows from operating activities:
   Net income                                      $ 322.7              $ 340.7
   Adjustments to reconcile net income to net
    cash provided by operations:
      Net loss from discontinued operations            8.2                   --
      Depreciation and amortization                   31.8                 38.4
      Gain on sale of property, plant, and equipment (11.4)                (2.8)
      Stock-based compensation expense                 5.9                  7.5
      Deferred income taxes                           (2.0)                14.6
   Changes in assets and liabilities, excluding
    the effects of businesses acquired or sold:
      Accounts receivable                            (63.0)               (63.4)
      Inventories                                    (44.2)                (1.1)
      Other current assets                             7.9                 18.0
      Accounts payable and accrued expenses            0.1                 (4.6)
      Accrued income taxes                             6.4                (15.3)
      Noncurrent assets and liabilities                6.5                 65.3
   Net cash provided by operating activities
    of discontinued operations                         8.7                   --
                                                   -------              -------
         Cash provided by operating activities       277.6                397.3

Cash flows from investing activities:
   Acquisition of businesses,
    net of cash acquired                          (1,045.5)                 1.6
   Acquisition of distribution rights                (25.0)                  --
   Acquisition of brand name                            --                (12.0)
   Purchase of short-term investments               (246.7)                  --
   Sale of short-term investments                    256.8                 85.6
   Additions to property, plant, and equipment       (39.1)               (31.6)
   Proceeds from sale of property, plant,
    and equipment                                     14.6                  5.7
   Computer software expenditures                     (6.4)               (10.9)
   Net cash used for investing activities
    of discontinued operations                        (0.5)                  --
                                                   -------              -------
         Cash (used for) provided by
          investing activities                    (1,091.8)                38.4

Cash flows from financing activities:
   Net increase (decrease) in
    short-term borrowings                            666.1               (159.9)
   Repayment of long-term debt                          --                 (4.5)
   Proceeds from exercise of stock options            25.6                 12.8
   Excess tax benefits from stock options              6.2                  6.9
   Acquisition of treasury stock                        --               (122.0)
   Special distribution to stockholders                 --               (203.7)
   Dividends paid                                   (106.1)              (116.6)
                                                   -------              -------
         Cash provided by (used for)
          financing activities                       591.8               (587.0)

Effect of exchange rate changes on
 cash and cash equivalents                             1.5                  5.1
                                                   -------              -------

Net decrease in cash and cash equivalents           (220.9)              (146.2)

Cash and cash equivalents, beginning of period       474.8                282.8
                                                   -------              -------
Cash and cash equivalents, end of period           $ 253.9              $ 136.6
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

2.   Inventories

We use the last-in, first-out ("LIFO") method to determine the cost of most of our inventories. If the LIFO method had not been used, inventories at current cost would have been $126.0 million higher than reported as of April 30, 2007, and $144.5 million higher than reported as of January 31, 2008. Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

3.   Income Taxes

Our consolidated quarterly effective tax rate is based upon our expected annual operating income, statutory tax rates, and tax laws in the various jurisdictions in which we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. The effective tax rate of 34.1% for the nine months ended January 31, 2008, is based on an expected effective tax rate of 33.6% on ordinary income for the full fiscal year, plus additional interest on previously provided tax contingencies and the tax effect of other events occurring through January 31, 2008. Our expected tax rate from operations includes current fiscal year additions for existing tax contingency items.

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

We adopted the provisions of FIN 48 as of May 1, 2007, and made no adjustment to our unrecognized tax benefits. Upon adoption, we had $43.8 million of gross unrecognized tax benefits, $34.1 million of which would reduce our effective income tax rate if recognized. We do not believe that our gross liability for unrecognized tax benefits will materially change over the next 12 months although we do expect that the statute of limitations on certain gross unrecognized state income tax benefits of $5.5 million will expire during this period. We do not anticipate that our current fiscal year effective income tax rate will be materially affected by the net changes to our uncertain tax positions during the current fiscal year because we believe current year net additions of tax and interest on existing tax contingencies will be offset by the recognition of previously unrecognized net tax benefits from lapsing statutes of limitation.

It is our continuing practice to record interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of May 1, 2007, our gross liability for accrued interest and penalties on our unrecognized tax benefits totaled $8.7 million.

We file income tax returns in the U.S., including several state and local jurisdictions, as well as in various other countries throughout the world in which we conduct our business. The major tax jurisdictions and their earliest fiscal years that are currently open for tax examinations are 2003 in the U.S. and United Kingdom, 2004 in Italy and Ireland, 2002 in Finland, and 2001 in Poland.

4.   Discontinued Operations

Discontinued Operations consist of Hartmann and Brooks & Bentley, wholly-owned subsidiaries that we sold in fiscal 2007. Those subsidiaries, along with Lenox, Inc., the wholly-owned subsidiary that we sold in fiscal 2006, comprised our former consumer durables business.

5.   Earnings Per Share

Basic earnings per share is based upon the weighted average number of all common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock-based compensation awards, including stock options, stock-settled stock appreciation rights ("SSARs"), and non-vested restricted stock. Stock-based awards for approximately 325,000 common shares and 322,000 common shares were excluded from the calculation of diluted earnings per share for the periods ended January 31, 2007 and 2008, respectively, because the exercise price of the awards was greater than the average market price of the shares.

The following table presents information concerning basic and diluted earnings per share:

                                                     Three Months Ended          Nine Months Ended
                                                         January 31,                January 31,
(Dollars in millions, except per share amounts)      2007          2008          2007         2008
                                                   -------       -------       -------      -------
Basic and diluted net income (loss):
Continuing operations                               $111.6        $115.9        $330.9        $340.7
Discontinued operations                               (6.5)          0.1          (8.2)           --
                                                   -------       -------       -------       -------
   Total                                            $105.1        $116.0        $322.7        $340.7
                                                   =======       =======       =======       =======

Share data (in thousands):
Basic average common shares outstanding            122,964       122,836       122,810       123,085
Dilutive effect of non-vested restricted stock          62            93            55            87
Dilutive effect of stock options and SSARs           1,204         1,045         1,324         1,106
                                                   -------       -------       -------       -------
   Diluted average common shares outstanding       124,230       123,974       124,189       124,278
                                                   =======       =======       =======       =======

Basic earnings (loss) per share:
Continuing operations                                $0.91         $0.94         $2.69         $2.77
Discontinued operations                              (0.05)           --         (0.07)           --
                                                   -------       -------       -------       -------
   Total                                             $0.86         $0.94         $2.63         $2.77
                                                   =======       =======       =======       =======

Diluted earnings (loss) per share:
Continuing operations                                $0.90         $0.93         $2.66         $2.74
Discontinued operations                              (0.05)           --         (0.07)           --
                                                   -------       -------       -------       -------
   Total                                             $0.85         $0.94         $2.60         $2.74
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

On January 22, 2008, our Board of Directors approved a regular quarterly cash dividend of $0.34 per share on Class A and Class B Common Stock. Stockholders of record on March 5, 2008 will receive the cash dividend on April 1, 2008.

7.   Pension and Other Postretirement Benefits

The following table shows the components of the pension and other postretirement benefit expense recognized during the periods covered by this report:

(Dollars in millions)                     Three Months Ended   Nine Months Ended
                                              January 31,          January 31,
                                            2007      2008       2007      2008
                                           ------    ------     ------    ------
Pension Benefits:
   Service cost                             $3.1      $3.4       $9.3     $10.1
   Interest cost                             5.9       6.6       17.6      19.9
   Expected return on plan assets           (7.7)     (8.0)     (23.0)    (24.2)
   Amortization of:
      Unrecognized prior service cost        0.2       0.2        0.5       0.6
      Unrecognized net loss                  2.8       3.0        8.5       9.1
                                           ------    ------     ------    ------
   Net expense                              $4.3      $5.2      $12.9     $15.5
                                           ======    ======     ======    ======
Other Postretirement Benefits:
   Service cost                             $0.3      $0.2       $0.8      $0.8
   Interest cost                             0.7       0.8        2.2       2.3
   Amortization of unrecognized net loss     0.1       0.1        0.3       0.2
                                           ------    ------     ------    ------
   Net expense                              $1.1      $1.1       $3.3      $3.3
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

Brown-Forman Corporation and many other manufacturers of spirits, wine, and beer were defendants in a series of nine essentially identical putative class action lawsuits that began in 2003 seeking damages and injunctive relief for alleged marketing of beverage alcohol to underage consumers. As each of these cases has been dismissed or withdrawn, the last in November 2007, this series of litigation is concluded.

9.   Comprehensive Income

Comprehensive income is a broad measure of the effects of all transactions and events (other than investments by or distributions to stockholders) that are recognized in stockholders' equity, regardless of whether those transactions and events are included in net income. The following table adjusts the Company's net income for the other items included in the determination of comprehensive income:


(Dollars in millions)                        Three Months Ended      Nine Months Ended
                                                 January 31,             January 31,
                                              2007        2008        2007        2008
                                             ------      ------      ------      ------
Continuing operations:
  Net income                                 $111.6      $115.9      $330.9      $340.7
  Other comprehensive income (loss):
    Net unrealized gain on cash flow hedges     1.5         3.1         2.0         0.1
    Net unrealized loss on securities            --          --          --        (0.3)
    Postretirement benefits adjustment           --         2.0          --         6.0
    Foreign currency translation adjustment     4.2         4.7         6.3        27.6
                                             ------      ------      ------      ------
                                                5.7         9.8         8.3        33.4
                                             ------      ------      ------      ------
      Comprehensive income                    117.3       125.7       339.2       374.1
                                             ------      ------      ------      ------
Discontinued operations:
  Net (loss) income                            (6.5)        0.1        (8.2)         --
  Other comprehensive income (loss):
    Foreign currency translation adjustment     0.2          --         0.7          --
                                             ------      ------      ------      ------
      Comprehensive (loss) income              (6.3)        0.1        (7.5)         --
                                             ------      ------      ------      ------
Total comprehensive income                   $111.0      $125.8      $331.7      $374.1
                                             ======      ======      ======      ======

Accumulated other comprehensive income (loss) consisted of the following:

(Dollars in millions)                           April 30,      January 31,
                                                  2007            2008
                                                 ------          ------
Postretirement benefits adjustment               $(99.2)         $(93.2)
Cumulative translation adjustment                  45.7            73.3
Unrealized loss on cash flow hedge contracts       (4.0)           (3.9)
Unrealized gain on securities                       0.3              --
                                                 ------          ------
                                                 $(57.2)         $(23.8)
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

12.  Subsequent Events

On November 28, 2007, our Board of Directors authorized the repurchase of up to $200.0 million of outstanding Class A and Class B common stock, subject to market and certain other conditions. We completed the aforementioned share repurchase plan in March 2008. Under the plan, we repurchased a total of 2,977,250 shares (42,600 of Class A and 2,934,650 of Class B) for $200.0
million, plus broker commissions of less than $0.1 million. The average repurchase price per share, including commissions, was $68.76 for Class A and $67.17 for Class B.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis along with our 2007 Annual Report. Note that the results of operations for the nine months ended January 31, 2008, do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, "we," "us," and "our" refer to Brown-Forman Corporation.

Important Note on Forward-Looking Statements:
This report contains statements, estimates, or projections that constitute "forward-looking statements" as defined under U.S. federal securities laws. Generally, the words "expect," "believe," "intend," "estimate," "will," "anticipate," and "project," and similar expressions identify a forward-looking statement, which speaks only as of the date the statement is made. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. We believe that the expectations and assumptions with respect to our forward-looking statements are reasonable. But by their nature, forward-looking statements involve known and unknown risks, uncertainties and other factors that in some cases are out of our control. These factors could cause our actual results to differ materially from Brown-Forman's historical experience or our present expectations or projections. Here is a non-exclusive list of such risks and uncertainties:

 - continuation of the deterioration in general economic conditions, particularly in the United States where we earn about half of our profits, including higher energy prices, declining home prices, deterioration of the sub-prime lending market, or other factors;
 - pricing, marketing and other competitive activity focused against our major brands;
 - lower consumer confidence or purchasing related to economic conditions, major natural disasters, terrorist attacks or widespread outbreak of infectious diseases;
 - tax increases, whether at the federal or state level or in major international markets and/or tariff barriers or other restrictions affecting beverage alcohol;
 - limitations and restrictions on distribution of products and alcohol marketing, including advertising and promotion, as a result of stricter governmental policies adopted either in the United States or in international markets;
 - fluctuations in the U.S. dollar against foreign currencies, especially the British pound, euro, Australian dollar, and the South African rand;
 - reduced bar, restaurant, hotel and travel business, including travel retail;
 - longer-term, a change in consumer preferences, social trends or cultural trends that results in the reduced consumption of our premium spirits brands;
 - changes in distribution arrangements in major markets that limit our ability to market or sell our products;
 - adverse impacts relating to our acquisition strategies or our integration of acquired businesses and conforming them to the company's trade practice standards, financial controls environment and U.S. public company requirements;
 - price increases in energy or raw materials, including grapes, grain, agave, wood, glass, and plastic;
 - changes in climate conditions and agricultural uncertainties that adversely affect the supply of grapes, agave, grain or wood;
 - termination of our rights to distribute and market agency brands in our portfolio;
 - press articles or other public media related to our company, brands, personnel, operations, business performance or prospects;
 - counterfeit production of our products and any resulting negative effect on our intellectual property rights or brand equity; and
 - adverse developments stemming from state or federal investigations of beverage alcohol industry marketing or trade practices of suppliers, distributors or retailers.

Results of Operations:
Third Quarter Fiscal 2008 Compared to Third Quarter Fiscal 2007

A summary of our operating performance (expressed in millions, except percentage and per share amounts) is presented below. Continuing Operations consist of our beverage business. Discontinued Operations consist of Lenox, Brooks & Bentley, and Hartmann, which previously comprised our consumer durables business.

                                             Three Months Ended
                                                 January 31,
CONTINUING OPERATIONS                       2007             2008         Change
                                           ------           ------        ------
Net sales                                  $754.8           $877.4          16%
Gross profit                                387.3            432.6          12%
Advertising expenses                         94.2            107.6          14%
Selling, general, and
 administrative expenses                    129.2            143.3          11%
Amortization expense                           --              1.3
Other (income), net                          (4.9)            (1.2)
   Operating income                         168.8            181.6           8%
Interest expense, net                         2.5              9.1
   Income before income taxes               166.3            172.5           4%
Income taxes                                 54.7             56.6
   Net income                               111.6            115.9           4%

Gross margin                                 51.3%            49.3%

Effective tax rate                           32.9%            32.8%

Earnings per share:
   Basic                                     $0.91            $0.94          4%
   Diluted                                    0.90             0.93          4%

Net sales for the three months ended January 31, 2008 grew 16% to $877.4 million. The components of the increase in net sales were:

                                                   Growth vs.
                                                  Prior Period

   Acquisitions(1)                                    10%
   Underlying net sales growth                         4%
   Foreign exchange(2)                                 4%
   Estimated global trade inventory changes(3)        (2%)
                                                     -----
   Reported net sales growth                          16%
                                                     =====

Jack Daniel's global depletions(4) grew at a low-single digit rate in the quarter, with volume growth improving in the low-single digits in the U.S. and increasing in the mid-single digits internationally. Adjusted for foreign exchange, net sales grew in the mid-single digits, reflecting volume gains and higher net selling prices. Strong double-digit volume and net sales gains were recorded in the quarter for the super-premium Jack Daniel's brand extension, Gentleman Jack. Volumes for Jack Daniel's & Cola, our ready-to-drink brand extension in Australia, expanded at a double-digit rate, approaching 20% growth for the three month period. Finlandia's net sales grew at a double-digit rate, reflecting the benefits of both volume and price increases. The volume gains were driven by continued robust growth in consumer demand in Eastern Europe, including double-digit gains in Poland, the Czech Republic, Hungary, Romania and Russia. Over the twelve months ended January 2008, the brand has grown by more than four hundred thousand nine-liter cases, nearing the 2.8 million nine-liter case mark on a 12-month basis. Southern Comfort experienced softness in volume trends for the quarter, with low-single digit declines globally that offset benefits of higher pricing. Several other brands experienced an increase in net sales for the three month period, including Bonterra, Woodford Reserve, Sonoma-Cutrer, Tuaca, and Fetzer Valley Oaks, reflecting higher volumes and higher prices.


--------
(1) Refers to the acquisition of the Casa Herradura brands in January 2007 and Chambord in May 2006, thus making comparisons difficult to understand.
    In addition, we believe that separately identifying the results of these acquisitions provides helpful information in forecasting and planning the growth expectations of the company.
(2) Refers to net gains and losses incurred by the company relating to sales and purchases in currencies other than the U.S. dollar. We use the measure to understand the growth of the business on a constant dollar basis as fluctuations in exchange rates can distort the underlying growth of our business (both positively and negatively). To neutralize the effect of foreign exchange fluctuations, we have historically translated current year results at prior year rates. While we recognize that foreign exchange volatility is a reality for a global company, we routinely review our company performance on a constant dollar basis. We believe this allows both management and our investors to understand better our company's growth trends.
(3) Refers to the estimated financial impact of changes in wholesale trade inventories for the company's brands in markets where we use third-party distributors. We compute this effect using our estimated depletion trends and separately identify trade inventory changes in the variance analysis for our key measures. Based on the estimated depletions and the fluctuations in trade inventory levels, we then adjust the percentage variances from prior to current periods for our key measures. We believe it is important to identify this estimated impact in order for management and investors to understand the results of our business without distortions that can arise from varying levels of wholesale inventories.
(4) Depletions are shipments from wholesale distributors to retail customers, and are commonly regarded in the industry as an approximate measure of consumer demand.

Gross profit increased $45.3 million, up 12% from the third quarter of last year. The same factors that boosted the double-digit increase in sales also contributed to the gains in gross profit, as illustrated in the following table:

                                                   Growth vs.
                                                  Prior Period

   Acquisitions                                        6%
   Underlying gross profit growth                      4%
   Foreign exchange                                    3%
   Estimated global trade inventory changes           (1%)
                                                     -----
   Reported gross profit growth                       12%
                                                     =====

Gross margin was 49.3%, down from 51.3% in the same prior-year period. The gross margin decline reflects the addition of the relatively lower-margin Mexican business, higher cost of sales due to increased raw material costs and an unfavorable geographic and brand mix shift for the three month period. These factors were only partially offset by favorable foreign exchange and higher prices.

Advertising expenses increased 14% to $107.6 million in the quarter, primarily reflecting investments behind acquired brands ($7.3 million), the effects of a weaker U.S. dollar ($3.8 million), and additional activities to support both Jack Daniel's and Finlandia. SG&A expenses increased 11% to $143.3 million, due largely to additional expenses associated with the acquisition of the Casa Herradura brands(5) ($10.7 million) and the effects of a weaker U.S. dollar ($2.0 million). Adjusting for the spending in support of Casa Herradura and foreign currency fluctuations, advertising expenses and SG&A grew 3% and 2%, respectively, for the three month period.

Operating income increased $12.8 million, up 8% from the same period last year. The addition of profits from the Casa Herradura brands acquired in January 2007, benefits from favorable foreign exchange fluctuations, higher global consumer demand for Jack Daniel's Tennessee Whiskey and Finlandia Vodka, a strong increase in U.S. demand for Gentleman Jack, and continued solid growth for the Jack Daniel's & Cola ready-to-drink in Australia contributed to the growth in operating income for the quarter. Partially offsetting these gains were softness for Southern Comfort and higher raw material costs. Adjusting for the benefits of a weaker U.S. dollar, the impact of changes in global trade inventories, and profits from Casa Herradura, underlying operating income improved 7% for the third quarter.


--------
(5) References to Casa Herradura include all brands (el Jimador, Herradura, New Mix, Antiguo, Suave 35 and other brands) and operations acquired in January 2007.

                                                   Growth vs.
                                                  Prior Period

   Underlying operating income growth                  7%
   Acquisitions                                        3%
   Foreign exchange                                    2%
   Estimated global trade inventory changes           (4%)
                                                     -----
   Reported operating income growth                    8%
                                                     =====

Net interest expense increased by $6.6 million over the same prior year period due largely to the financing of the Casa Herradura acquisition.

Diluted earnings per share of $0.93 for the quarter improved 4% compared to the same prior year period. Reported earnings were affected by the Casa Herradura acquisition, a weaker U.S. dollar, lower trade inventories, and the absence of last year's interest earned on proceeds from the sale of Lenox (which were distributed to shareholders in May 2007).


Results of Operations:
Nine Months Fiscal 2008 Compared to Nine Months Fiscal 2007

A summary of our operating performance (expressed in millions, except percentage and per share amounts) is presented below. Continuing Operations consist of our beverage business. Discontinued Operations consist of Lenox, Brooks & Bentley, and Hartmann, which previously comprised our consumer durables business.

                                              Nine Months Ended
                                                 January 31,
CONTINUING OPERATIONS                       2007             2008         Change
                                           ------           ------        ------
Net sales                                $2,115.4         $2,509.9          19%
Gross profit                              1,118.9          1,293.6          16%
Advertising expenses                        267.2            314.2          18%
Selling, general, and
 administrative expenses                    378.1            433.1          15%
Amortization expense                           --              3.8
Other (income), net                         (20.1)            (7.2)
   Operating income                         493.7            549.7          11%
Interest expense, net                         5.4             32.5
   Income before income taxes               488.3            517.2           6%
Income taxes                                157.4            176.5
   Net income                               330.9            340.7           3%

Gross margin                                 52.9%            51.5%

Effective tax rate                           32.2%            34.1%

Earnings per share:
   Basic                                     $2.69            $2.77          3%
   Diluted                                    2.66             2.74          3%

Net sales for the nine months ended January 31, 2008 grew $394.5 million, up 19% over the same prior-year period. The major factors driving the increase in net sales were:
                                                   Growth vs.
                                                  Prior Period

   Acquisitions                                        9%
   Underlying net sales growth                         6%
   Foreign exchange                                    4%
                                                     -----
   Reported net sales growth                          19%
                                                     =====

The underlying growth in net sales reflects solid international consumer demand for Jack Daniel's and Finlandia. Following third quarter performance, Jack Daniel's volume growth remains in the low-single digits globally, with volume gain in the low-single digits in the U.S. and high-single digits internationally. Adjusted for the benefits of a weaker dollar, net sales for the brand grew in the mid-single digits, reflecting volume gains and higher net selling prices. Finlandia's net sales on a constant-currency basis grew over 20%, driven by price increases and double-digit volume gains. Double-digit increases in both volumes and net sales for several of our other brands including Jack Daniel's & Cola, Gentleman Jack, Woodford Reserve and Bonterra also contributed to the increase in net sales for the first nine months.

Gross profit  increased  $174.7 million,  up 16% from the same period last year.
The  same  factors  that  boosted  the  double-digit   increase  in  sales  also
contributed to the gains in gross profit, as follows.

                                                   Growth vs.
                                                  Prior Period

   Underlying gross profit growth                      6%
   Acquisitions                                        6%
   Foreign exchange                                    4%
                                                     -----
   Reported gross profit growth                       16%
                                                     =====

Our gross margin declined 140 basis points in the period due in part to the addition of Casa Herradura results. While the gross profit margin for Herradura and el Jimador sales in the U.S. are above our company's overall average margin, gross margins on sales of these brands as well as the agency brands and New Mix, a tequila-based ready-to-drink, are all considerably lower in Mexico. As the mix of our business shifts toward more U.S. tequila revenue, we expect gross margins to improve. Gross margins in the period were also suppressed by the higher raw material costs. These factors were offset by foreign exchange benefits, a favorable shift in mix of our business to higher margin international markets, and higher prices.

For the first nine months of the fiscal year, advertising expenses increased $47.0 million, or 18%, to $314.2 million, due largely to incremental investments behind Jack Daniel's, Southern Comfort and Finlandia, new investments in support of acquired brands ($19.9 million), and a weaker U.S. dollar ($9.3 million). SG&A expenses increased $55.0 million, or 15%, to $433.1 million, due primarily to the $32.3 million infrastructure and one-time transition expenses associated with the addition of acquired brands. A weaker U.S. dollar ($5.4 million) also contributed to the year-over-year increase. Adjusting for spending in support of acquisitions and foreign currency fluctuations, advertising expenses and SG&A expenses grew 7% and 5%, respectively, for the first nine months.

Prior to our acquisition of Casa Herradura, the U.S. distribution rights for the Herradura brand had been granted to a third party through December 31, 2011. Upon completing the acquisition of Casa Herradura, we acquired those distribution rights from that third party at a cost of $25.0 million. This amount is being amortized on a straight-line basis over the period ending December 31, 2011. The amortization expense of $3.8 million for the current period reflects nine months of amortization of the cost of those distribution rights.

Other income decreased $12.9 million due primarily to the absence of an $11.1 million gain recognized last year on the sale of an Italian winery used in producing Bolla wines.

Operating income was $549.7 million, up 11% from $493.7 million earned in the same period last year. Adjusting reported results for the weaker U.S. dollar, recent acquisitions, global trade inventory changes, and last year's net gain on the sale of winery assets, underlying operating income was up 7%.

                                                   Growth vs.
                                                  Prior Period

   Underlying operating income growth                  7%
   Foreign exchange                                    5%
   Acquisitions                                        2%
   Estimated global trade inventory changes           (1%)
   Absence of gain on winery assets                   (2%)
                                                     -----
   Reported operating income growth                   11%
                                                     =====

The 7% year-to-date underlying growth, while approximating long-term underlying growth in operating income for our company, is down from the double-digit underlying growth in operating income that we have experienced over the last three years. The slowdown in growth is primarily related to our performance in the first half of this fiscal year in the U.S., where slightly less than half of our sales are generated. Our performance in this important market improved in the third quarter but continued, we believe, to be affected by the following factors:

 - A slowdown in the overall spirits growth rate over the past two years;
 - Competitive efforts (primarily the frequency and depth of price discounting) and use of certain types of promotions by our competitors;
 - A sluggish economic environment; and
 - A slower growth rate in disposable income, resulting in some shift from on-premise to off-premise drinking occasions, and a reduction in some consumers' ability or willingness to purchase some of our premium products.

Net interest expense increased by $27.1 million over the prior period due largely to the financing of the Casa Herradura acquisition.

Diluted earnings per share of $2.74 for the quarter improved 3% compared to the same prior year period. Reported earnings were affected by a weaker U.S. dollar, acquisitions, lower trade inventories, a higher effective income tax rate, the absence of last year's interest earned on proceeds from the sale of Lenox (which were distributed to shareholders in May 2007), and the absence of last year's gain associated with the sale of winery assets in Italy. The increase in the effective income tax rate compared to the prior period reflects the absence of the low tax gain on the sale of our Italian winery last year and event-driven items that affected this year.

FULL-YEAR OUTLOOK

We have narrowed the range of our full-year earnings outlook for fiscal 2008 to $3.42 to $3.50 per diluted share, representing forecasted growth of 9% to 11% over comparable prior year earnings of $3.14 per share. This includes the expected dilution from the Casa Herradura acquisition and an approximate $0.01 per share benefit associated with the share repurchase announced in November 2007. Our earnings expectations for the fourth quarter include continued growth for our brands globally, an expected lower effective tax rate, and modest additional benefits from foreign exchange. This outlook is tempered slightly by a challenging economic environment and our expectations of continued higher raw material costs.

LIQUIDITY AND FINANCIAL CONDITION

Cash and cash equivalents decreased by $146.2 million during the nine months ended January 31, 2008, compared to a decrease of $220.9 million during the same period last year. Cash provided by operations increased from $277.6 million to $397.3 million, primarily reflecting higher earnings and working capital improvements compared to last year, including a refund of taxes related to the acquisition of Casa Herradura, and a significantly smaller seasonal increase in inventory. Cash provided by investing activities increased over last year by $1,130.2 million, due to the $794.9 million acquisition of Casa Herradura (including fees) in January 2007 and the $250.6 million acquisition of Chambord in May 2006. Cash used for financing activities increased by $1,178.8 million over last year, due largely to an $830.5 million increase in net debt repayments compared to the same period last year and the $203.7 million special distribution to shareholders in May 2007. The increase in cash used for financing activities also reflects the repurchase of $122.0 million of our common stock.

Approximately $22.0 million of the $122.0 million in share repurchases mentioned above was purchased from one or more trusts beneficially owned by a Brown family member under an agreement approved in May 2007 by a committee of our Board of Directors comprised exclusively of non-family directors. Approximately $0.8 million was paid in exchange for shares surrendered by two employees to satisfy income tax withholding obligations, in accordance with Company policy. The remaining $99.2 million was repurchased pursuant to an authorization by our Board of Directors in November 2007 to repurchase up to $200.0 million of outstanding Class A and Class B common stock, subject to market and Securities and Exchange Committee rules, and certain other conditions. We completed the $200.0 million repurchase plan in March 2008.

On January 22, 2008, our Board of Directors approved a regular quarterly cash dividend of $0.34 per share on Class A and Class B common stock. Stockholders of record on March 5, 2008 will receive the cash dividend on April 1, 2008.

As of January 31, 2008, our outstanding debt includes $350.0 million of 3.0% notes that mature on March 15, 2008. We expect to repay these notes with short-term debt.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We hold debt obligations, foreign currency forward and option contracts, and commodity futures contracts that are exposed to risk from changes in interest rates, foreign currency exchange rates, and commodity prices, respectively. Established procedures and internal processes govern the management of these market risks. As of January 31, 2008, we do not consider the exposure to these market risks to be material.

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

Brown-Forman and the other defendants successfully obtained orders dismissing six of the cases: Kreft (Colorado) in October 2005; Eisenberg (Ohio) in February 2006; Tomberlin (Wisconsin) in March 2006; Hakki (D.C.) in March 2006; Alston (Michigan) in May 2006; and Bertovich (West Virginia) in August 2006. Konhauzer (Florida) and Sciocchette (New York) voluntarily withdrew their respective suits before service of summons. The Wilsons (North Carolina) dismissed with prejudice their complaint in November 2007. Each involuntarily dismissal was appealed by the respective plaintiffs. The Hakki dismissal was affirmed by the D.C. Court of Appeals in June 2007 and is final. The consolidated Alston and Eisenberg dismissals were affirmed by the Federal Circuit Court of Appeals for the Sixth Circuit in July 2007; plaintiffs' withdrew their Petition for Certiorari to the United States Supreme Court in November 2007. The Colorado and Wisconsin Courts of Appeals affirmed the Kreft and Tomberlin dismissals, respectively, in October 2007; those opinions are final. The Bertoviches (West Virginia) in November 2007 withdrew their appeal to the Federal Court of Appeals for the Fourth Circuit. As all of the cases have been dismissed or withdrawn, this series of litigation is concluded.

Item 1A.  Risk Factors

Other than with respect to the revision and additions below and the changes set forth in the Form 10-Q for the fiscal quarters ended July 31, 2007 and October 31, 2007, there have been no changes to "Item 1A: Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended April 30, 2007. The revision and additions below should be read together with the risk factors and information disclosed in our 2007 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q filed September 7, 2007 and December 7, 2007.

The risk factor entitled "Consolidation among or poor performance by spirits producers, wholesalers or retailers could hinder the marketing and distribution of our products" is amended and restated in its entirety as follows:

CONSOLIDATION AMONG, INCREASED COMPETITION BY OR POOR PERFORMANCE BY SPIRITS PRODUCERS, WHOLESALERS OR RETAILERS COULD HINDER THE MARKETING, SALE AND DISTRIBUTION OF OUR PRODUCTS

We use a number of different business models to market and distribute our products. In the United States we sell our products to wholesalers through the mandatory three-tier system. In international markets, we rely largely on other spirits producers to distribute and market our products. Distributor, wholesaler and retailer consolidations have not in the past negatively affected our business. Nevertheless, consolidation among spirits producers overseas or wholesalers in the United States could temporarily hinder the distribution and sale of our products as a result of reduced attention and resource allocation to our brands, due to transitional disruption, the possibility that our brands may represent a smaller portion of their business, and/or a changing competitive environment. Pricing, marketing and other competitive behavior by other suppliers, and by distributors and retailers who sell their products, which is focused against one or more of our major products could also adversely affect the sales of our products and our financial results. The effects of these competitive activities may be more pronounced in times of an economic slowdown when consumers are particularly price sensitive and are making fewer purchases in on-premise establishments.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about shares of our common stock that we repurchased during the quarter ended January 31, 2008:

                                                                          Total Number of        Maximum Number
                                                Total                    Shares Purchased      of Shares that May
                                              Number of      Average         as Part of         Yet Be Purchased
                                                Shares     Price Paid   Publicly Announced     Under the Plans or
                   Period                     Purchased     per Share    Plans or Programs          Programs
 November 1, 2007 - November 30, 2007             --           --               --                     --
 December 1, 2007 - December 31, 2007           373,100      $73.75           373,100                  --
 January 1, 2008 - January 31, 2008           1,054,231      $68.23         1,050,900                  --
 Total                                        1,427,331      $69.67         1,424,000                  --


As announced on November 28, 2007, our Board of Directors authorized the repurchase of up to $200.0 million of outstanding Class A and Class B common stock over the next 12 months, subject to market and certain other conditions. Under this plan, shares can be repurchased from time to time for cash in open market purchases, block transactions, and privately negotiated transactions. 1,424,000 of the shares included in the above table were acquired as part of this program.

We completed the aforementioned share repurchase plan in March 2008. Under the plan, we repurchased a total of 2,977,250 shares (42,600 of Class A and 2,934,650 of Class B) for $200.0 million, plus broker commissions of less than $0.1 million. The average repurchase price per share, including commissions, was $68.76 for Class A and $67.17 for Class B.

The remaining 3,331 shares included in the above table were received from an employee to satisfy income tax withholding obligations triggered by the employee's retirement from the Company.


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


                                                BROWN-FORMAN CORPORATION
                                                     (Registrant)


Date:   March 7, 2008                      By:  /s/ Phoebe A. Wood
                                                Phoebe A. Wood
                                                Vice Chairman and
                                                 Chief Financial Officer
                                                (On behalf of the Registrant and
                                                 as Principal Financial Officer)

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



Date:   March 7, 2008                      By:  /s/ Paul C. Varga
                                                Paul C. Varga
                                                Chief Executive Officer

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



Date:   March 7, 2008                      By:  /s/ Phoebe A. Wood
                                                Phoebe A. Wood
                                                Chief Financial Officer

                                                                     Exhibit 32

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Brown-Forman Corporation ("the Company") on Form 10-Q for the period ended January 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in the capacity as an officer of the Company, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:   March 7, 2008                      By:  /s/ Paul C. Varga
                                           Paul C. Varga
                                           President and Chief Executive Officer



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