Form 10-K
period 2008-04-30
BROWN FORMAN CORP
filed 2008-06-27
CIK 14693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended April 30, 2008
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

Large accelerated filer [X]                  Accelerated filer [ ]
Non-accelerated filer [ ]                    Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value, as of the last business day of the most recently completed second fiscal quarter, of the voting and nonvoting equity held by nonaffiliates of the registrant was approximately $4,800,000,000.

The number of shares outstanding for each of the registrant's classes of Common Stock on May 31, 2008 was:
     Class A Common Stock (voting)            56,570,292
     Class B Common Stock (nonvoting)         64,023,374

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's 2008 Annual Report to Stockholders are incorporated by reference into Parts I, II, and IV of this report. Portions of the Proxy Statement of Registrant for use in connection with the Annual Meeting of Stockholders to be held July 24, 2008 are incorporated by reference into Part III of this report.

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

We primarily manufacture, bottle, import, export, and market a wide variety of alcoholic beverage brands. Our principal beverage brands are:

     Jack Daniel's Tennessee Whiskey               Fontana Candida Wines
     Southern Comfort                              Gala Rouge Wines
     Finlandia Vodka                               Herradura Tequila
     Gentleman Jack                                Jekel Vineyards Wines
     Jack Daniel's Single Barrel                   Korbel California Champagnes*
     Jack Daniel's Ready-to-Drinks                 Little Black Dress Wines
     Bel Arbor Wines                               Michel Picard Wines*
     Bolla Wines                                   New Mix Ready-to-Drinks
     Bonterra Vineyards Wines                      Old Forester Bourbon
     Canadian Mist Blended Canadian Whisky         Pepe Lopez Tequilas
     Chambord Liqueur                              Sanctuary Wines
     Don Eduardo Tequila                           Sonoma-Cutrer Wines
     Early Times Kentucky Whisky                   Tuaca Liqueur
     el Jimador Tequila                            Stellar Gin
     Eleven Tongues Wines                          Virgin Vines Wines*
     Fetzer Wines                                  Wakefield Wines*
     Five Rivers Wines                             Woodford Reserve Bourbon

  *  Brands represented in the U.S. and/or other select markets by Brown-Forman


The most important brand in our portfolio is Jack Daniel's, which is the fourth-largest premium spirits brand and the largest selling American whiskey brand in the world according to volume statistics recently published by Impact Databank, a well-known trade publication. Our other leading brands are Southern Comfort, the second-largest selling liqueur in the United States, and Canadian Mist, the fourth-largest selling Canadian whiskey worldwide, according to the recently published volume statistics referenced above. Our largest wine brands are Fetzer, Korbel, and Bolla, generally selling in the $6-11 per bottle price range. We believe the statistics used to rank these products are reasonably accurate.

Geographic information about net sales and long-lived assets is in Note 13 of the Notes to Consolidated Financial Statements on page 47 of our 2008 Annual Report to Stockholders, which information is incorporated into this report by reference.

Our strategy is to market high quality products that satisfy the preferences of consumers of legal drinking age and to support those products with extensive international, national, and regional marketing programs. These programs are intended to extend consumer brand recognition and brand loyalty.

We own numerous valuable trademarks that are essential to our business. Registrations of trademarks can generally be renewed indefinitely as long as the trademarks are in use. Through licensing arrangements, we have authorized the use of some of our trademarks on promotional items for the primary purpose of enhancing brand awareness.

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

Our principal export markets are the United Kingdom, Australia, Mexico, Poland, Germany, Spain, Canada, France, the Czech Republic, Italy, South Africa, China, Japan, and Russia. We use a variety of distribution models outside the United States. Our preference for a particular arrangement depends on our assessment of a market's long-term competitive dynamics and our portfolio's stage of development in that market. We own and operate our distribution network in several markets, including Australia, China, the Czech Republic, Korea, Mexico, Poland, and Thailand. In the United Kingdom and Germany, we have joined forces with another supplier, Bacardi, to sell our and their products. In all of these markets, we sell our beverage alcohol products directly to retail stores and to wholesalers. In many other markets, we use third parties to distribute our portfolio of brands.

Ingredients and Other Supplies

The principal raw materials used in manufacturing and packaging our distilled spirits are corn, rye, malted barley, agave, sugar, glass, cartons, and wood for new white oak barrels, which are used for storage of bourbon, Tennessee whiskey, and certain tequilas. Currently, none of these raw materials is in short supply, and there are adequate sources from which they may be obtained, but shortages in some of these can occur.

Due to aging requirements, production of whiskeys and other distilled spirits is scheduled to meet demand three to ten years in the future. Accordingly, our inventories may be larger in relation to sales and total assets than would be normal for most other businesses.

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

Employees

As of April 30, 2008, we employed about 4,466 persons, including approximately 331 employed on a part-time or temporary basis. We believe our employee relations are good.

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

On our website, we have posted our Corporate Governance Guidelines, our Code of Conduct and Compliance Guidelines that apply to all directors and employees, and our Code of Ethics that applies specifically to our senior executive and financial officers. We have also posted on our website the charters of our Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee. Copies of these materials are also available free of charge by writing to our Secretary, Matthew E. Hamel, 850 Dixie Highway, Louisville, Kentucky 40210 or e-mailing him at Secretary@b-f.com.

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

OUR BUSINESS MAY BE ADVERSELY AFFECTED BY UNFAVORABLE ECONOMIC CONDITIONS, PARTICULARLY IN THE UNITED STATES AND OTHER MARKETS WHOSE ECONOMIES ARE LINKED TO THAT OF THE U.S.

In fiscal 2008, nearly half of our net sales were in the United States. Our business prospects generally depend heavily on the health of the U.S. economy and the local economies of a number of countries whose economies are linked to that of the U.S. Difficult economic conditions may result from a number of factors, including higher energy prices, declining home prices, deterioration of the lending markets, decreased discretionary income, major natural disasters, widespread outbreak of infectious diseases such as avian influenza, terrorist attacks and related subsequent events, including the U.S. response, other hostile acts, retaliation, war, threats of any of these, and other factors. In difficult economic times, consumers may reduce discretionary spending, decrease their bar, restaurant and hotel spending, purchase beverage alcohol on fewer occasions, and shift to lower-priced products. For all of these reasons, a continuation of the deterioration in general economic conditions in the United States could adversely affect our sales and earnings.

OUR GLOBAL GROWTH IS SUBJECT TO A NUMBER OF ECONOMIC, COMMERCIAL AND POLITICAL RISKS.

We currently market products in more than 135 countries. Significant markets for us in terms of revenue and profits include the United Kingdom, Australia, Germany, Poland, Mexico, South Africa, Spain, France, Canada, the Czech
Republic, Italy, China, Japan, and Russia. We expect our future growth in markets outside the U.S. to surpass our growth in this country. Emerging markets, such as Central and Eastern Europe, Latin America, Russia and China, as well as countries that some companies might consider to be developed markets, also provide significant growth opportunities for us.

If economic conditions deteriorate in our significant global markets, or if there is an increase in anti-American sentiment in the principal countries to which we export our beverage products, our global business could suffer. Potentially unstable governments or legal systems, intergovernmental disputes, military conflicts, local labor conditions and business practices, nationalizations, inflation, recession, U. S. laws regulating activities of U.S. companies abroad, and laws, regulations and policies of foreign governments, are also risks due to the global nature of our business. These and other political, commercial and economic uncertainties in our various markets around the world may have a material adverse effect on our prospects or results of operation.

The long-term outlook for our beverage business anticipates continued success of Jack Daniel's Tennessee Whiskey, Southern Comfort, Finlandia Vodka, Tequila Herradura, el Jimador Tequila, and our other core spirits and wine brands. This assumption is based in part on favorable demographic trends in the United States and many of our global markets for the sale of wine and spirits. If these demographic trends do not translate into corresponding sales increases, we may fail to meet our expectations for our global beverage business.

OUR OPERATIONS SUBJECT US TO RISKS ASSOCIATED WITH FOREIGN CURRENCY EXCHANGE RATES.

Sales of our brands and our purchases of goods and services in international markets are conducted in local currency. Thus, profits from our overseas business could be adversely affected if the U.S. dollar strengthens against other currencies, especially the British pound, euro, Australian dollar, and South African rand, because the local currency received from the sale of our products would translate into fewer U.S. dollars. To the extent we are unable to effectively manage our exposure to such foreign exchange fluctuations, our financial results may suffer.

RISING COSTS OR UNAVAILABILITY OF INPUT MATERIALS COULD AFFECT OUR FINANCIAL RESULTS, AS COULD OUR INABILITY TO OBTAIN FINISHED GOODS.

If energy costs continue to rise or remain high, our transportation, freight and other operating costs, such as distilling and bottling, will likely increase. Similarly, rising costs of grain, grapes, agave, wood, glass, plastic, and other input materials and/or associated labor costs would likely adversely affect our financial results. We may not be able to pass along such cost increases to our customers through higher prices.

Our products use a number of materials and ingredients that we purchase from third party suppliers. Our ability to produce our products hinges on having available all of the raw materials, ingredients, bottle closures, packaging, bottles, cans, and other materials used to make and package them; without sufficient quantities of one or more key input materials, our operations and financial results could suffer. For instance, only a few glass producers make bottles on a scale sufficient for our requirements and a single producer (Owens-Illinois) supplies virtually all of our glass container requirements. Similarly, a Finnish corporation (Altia plc) distills and bottles our Finlandia products for us pursuant to an exclusive long-term supply agreement. If Owens-Illinois, Altia or other of our key suppliers ceased being able to meet our timing, quality or capacity requirements, ceased doing business with us, or increased their prices and we could not develop alternative cost-effective sources of supply, our operations and financial results could be adversely affected. Additionally, rising energy and other costs may curtail consumer spending on entertainment and discretionary products, thereby resulting in decreased purchases of our brands.

DEMAND FOR OUR PRODUCTS MAY DECREASE DUE TO CHANGES IN CONSUMER PREFERENCES AND TASTES.

We operate in a highly competitive marketplace. Maintaining our competitive position depends on our continued ability to offer products that have a strong appeal to consumers. Consumer preferences may shift due to a variety of factors, including changes in demographic and social trends, and changes in dining and beverage consumption patterns, as they have from time to time in the past.
Consumer preferences away from our premium brands in any of our major markets, or from our ready-to-drink products, particularly Jack Daniel's & Cola in Australia (its largest market) or New Mix, the el Jimador based ready-to-drink product we sell in Mexico, may adversely hurt our results of operations.

NATIONAL AND LOCAL GOVERNMENTS MAY ADOPT REGULATIONS OR UNDERTAKE INVESTIGATIONS THAT COULD INCREASE OUR COSTS OR OUR LIABILITIES, OR THAT COULD LIMIT OUR WINE AND SPIRITS BUSINESS ACTIVITIES.

Our operations are subject to extensive regulatory requirements regarding advertising, marketing, labeling, distribution and production. Legal or regulatory measures against beverage alcohol could adversely affect our business. In particular, governmental bodies in countries where we operate may impose or increase limitations on advertising and promotional activities, or adopt other non-tariff measures that could hurt our sales. In addition, particularly in the United States, federal officials and officials in some states have begun investigating trade practices of beverage alcohol suppliers, distributors and retailers. Adverse developments in or as a result of these regulatory measures and investigations or similar investigations could hurt our business.

TAX INCREASES AND CHANGES IN ACCOUNTING STANDARDS COULD HURT OUR FINANCIAL RESULTS.

The wine and spirits business is highly sensitive to changes in taxes. Increases in state or federal excise taxes in the U.S. could depress our domestic wine and spirits business, both through reducing overall consumption and by encouraging consumers to switch to lower-taxed categories of beverage alcohol. No legislation to increase U.S. federal excise taxes on distilled spirits is currently pending, but future increases are possible, as are taxes levied on the broader business community. From time to time, state and local governments increase beverage alcohol taxes. Changes to the U.S. presidency and Congress may lead to significant increases in taxes paid by beverage alcohol producers, as well as the business community at large. New accounting standards or pronouncements, and changes in interpretation of existing standards, could have a significant effect on our reported results for the affected periods as well.

Tax rate increases, such as income taxes, excise taxes, value added taxes, import and export duties, and/or tariff barriers, and the suddenness and unpredictability with which they can occur, also affect our beverage alcohol business in the many other countries in which we do business. In the past, changes in tax rates in these markets have not been significant to our overall business, but as our sales outside the United States continue to grow and tax regimes in these markets get increasingly onerous for our products, this risk becomes more pronounced. For instance, the Australian government recently and unexpectedly imposed a significant excise tax increase on spirits-based ready-to-drink products, which could impede sales of Jack Daniel's & Cola in that product's largest market.

IF THE SOCIAL ACCEPTABILITY OF OUR PRODUCTS DECLINES OR GOVERNMENTS ADOPT POLICIES AGAINST BEVERAGE ALCOHOL, OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED.

Our ability to market and sell our alcohol beverage products depends heavily on both society's attitudes toward drinking and governmental policies that flow from those attitudes. In recent years, there has been increased social and political attention directed at the beverage alcohol industry. The recent attention has focused largely on public health concerns related to alcohol abuse, including drunk driving, underage drinking, and health consequences from the misuse of beverage alcohol. Alcohol critics in the U.S., Europe and other countries around the world increasingly seek governmental measures to make beverage alcohol more expensive, less available, and more difficult to advertise and promote. If the social acceptability of beverage alcohol were to decline significantly, sales of our products could materially decrease. Our sales would also suffer if governments sought to ban or restrict advertising or promotional activities, to limit hours or places of sale, or took other actions that discourage alcohol purchase or consumption.

LITIGATION COULD EXPOSE OUR BUSINESS TO FINANCIAL AND REPUTATIONAL RISK.

The courts have dismissed most of the recent putative class action lawsuits against spirits, beer, and wine manufacturers, including Brown- Forman. The suits had alleged that our marketing causes illegal alcohol consumption by persons under the legal drinking age. The cases not dismissed have been withdrawn voluntarily and that series of litigation is concluded. However, the attorneys general in a number of U.S. states continue to investigate trade marketing practices of beverage alcohol producers and wholesalers. Lawsuits or governmental investigations similar to these could hurt our business and the overall industry.

PRODUCTION COST INCREASES MAY ADVERSELY AFFECT OUR BUSINESS, ESPECIALLY WINES AND TEQUILAS.

Our California-based wine operations have entered into long-term contracts with various growers and wineries to supply portions of our future grape requirements. Most of the contracts call for prices to be determined based on market conditions, within a certain range, and most of the contracts also have minimum tonnage requirements. Although these contracts may provide some protection in times of rising grape prices, the contracts may result in above-market costs during times of declining prices. Likewise, our Mexico-based tequila operations have entered into long-term contracts with land owners in regions where blue agave can be grown. Most of these contracts require us to plant, maintain, and harvest the agave, plus compensate the owners based on specified percentages of the crop at the prevailing market price at the time of harvest. Instability in agave market conditions could cause us to pay above-market costs for some of the agave we use to produce tequila. There can be no assurances as to the future prevailing market prices for grapes or agave or our ability, relative to our competitors, to take advantage of changes in market prices. Weather, changes in climate conditions, diseases, and other agricultural uncertainties that affect the mortality, health, yield or quality of grapes and agave also present risks for these businesses.

CONSOLIDATION AMONG, INCREASED COMPETITION BY OR POOR PERFORMANCE BY SPIRITS PRODUCERS, WHOLESALERS OR RETAILERS COULD HINDER THE MARKETING, SALE AND DISTRIBUTION OF OUR PRODUCTS.

We use a number of different business models to market and distribute our products. In the United States we sell our products either to wholesale distributors or, in those states that control alcohol sales, to state governments who then sell to retail customers and consumers. In our other markets around the world, we use a variety of route-to-consumer frameworks, but in many markets we rely largely on other spirits producers to distribute and market our products. Distributor, wholesaler and retailer consolidations have not in the past negatively affected our business. Nevertheless, consolidation among spirits producers overseas or wholesalers in the United States could hinder the distribution and sale of our products as a result of reduced attention and resource allocation to our brands during transition periods, the possibility that our brands may represent a smaller portion of their business, and/or a changing competitive environment. We also believe that our size relative to that of our competitors gives us sufficient scale to succeed; but we nevertheless face a risk that a continuing consolidation of the large beverage alcohol companies could put us at a competitive disadvantage.

Retailers and wholesalers of our products offer products that compete directly with ours for shelf space, promotional displays and consumer purchases. Pricing, marketing and other competitive behavior by other suppliers, and by distributors and retailers who sell their products focused against one or more of our major products could also adversely affect the sales of our products and our financial results. In times of an economic slowdown, consumers tend to be particularly price sensitive and make more of their purchases in discount stores and other off-premise establishments. Therefore, the effects of these competitive activities may be more pronounced in a difficult economic climate.

WE MAY NOT SUCCEED IN OUR STRATEGIES FOR ACQUISITIONS AND DISPOSITIONS.

From time to time, we acquire additional brands or businesses, such as our recent purchases of the Casa Herradura business and Chambord Liqueur. We intend to continue to seek acquisitions that we believe will increase long-term shareholder value, but we cannot assure that we will be able to find and purchase businesses at acceptable prices and terms. It may also prove difficult to integrate acquired businesses and personnel into our existing operations, and to bring them into conformity with our trade practice standards, financial control environment and U.S. public company requirements. Integration may involve significant expenses and management time and attention, and may otherwise disrupt our business. Our ability to grow the volumes and maintain or increase the profit margins on the brands we acquire will be important to our future performance. For instance, our expectations for future profit contribution from the main brands we purchased in the Casa Herradura business depend on our ability to grow the Herradura and el Jimador brands in the U.S. and other key tequila markets around the world.

Business acquisitions also may expose us to unknown liabilities, the possible loss of key customers and employees knowledgeable about the acquired business, and risks associated with doing business in countries or regions with less stable governments, political climates, and legal systems and/or economies, among other risks. Acquisitions could also lead us to incur additional debt and related interest expense, issue shares, and increase our contingent liabilities, as well as to experience dilution in earnings per share and a reduction in our return on invested capital. Acquisitions may cause us to incur future restructuring charges or impairment losses on goodwill and intangible assets with an indefinite life, which may also adversely affect our financial performance.

We also evaluate from time-to-time the potential disposition of assets or businesses that may no longer help us meet our growth, return and strategic objectives. In selling assets or businesses, we may not get a price or terms as favorable as we anticipated. We could also encounter difficulty in finding buyers on acceptable terms in a timely manner, which could delay our accomplishment of strategic objectives. Expected cost savings from reduced overhead relating to the sold assets may not materialize.

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

In addition, sales of a brand might diminish because of a scare over product contamination. Actual contamination of our products or raw materials used to produce, ferment or distill them, whether arising deliberately by a third party, or accidentally, could lead to below average product quality and even illness or injury to consumers. If a product recall becomes necessary, that also could impede sales of the affected product or across our brand portfolio.

PRESS ARTICLES AND OTHER PUBLIC MEDIA MAY AFFECT OUR STOCK PRICE AND BUSINESS PERFORMANCE.

Press articles or other public media related to our company, brands, personnel, operations, business performance or prospects may affect our stock price and the performance of our business, regardless of the accuracy of the substance of the communication. Since we are a branded consumer products company, adverse publicity can hurt both our company's stock price and actual performance, as consumers might steer away from brands or products that receive bad press.


Item 1B.  Unresolved Staff Comments

None.


Item 2.  Properties

Significant properties are as follows:

Owned facilities:
   - Office facilities:
        - Corporate offices (including renovated historic structures)
          - Louisville, Kentucky

   - Production and warehousing facilities:
        - Lynchburg, Tennessee
        - Louisville, Kentucky
        - Collingwood, Ontario, Canada
        - Shively, Kentucky
        - Woodford County, Kentucky
        - Hopland, California
        - Paso Robles, California
        - Windsor, California
        - Livorno, Italy
        - Albany, Kentucky
        - Waverly, Tennessee
        - Blois, France
        - Amatitan, Mexico

Leased facilities:
   - Production and bottling facility in Dublin, Ireland
   - Warehousing facility in Mendocino County, California
   - Stave and heading mill in Jackson, Ohio

The lease terms expire at various dates and are generally renewable.

We believe that the facilities are in good condition and are adequate for our business.


Item 3.  Legal Proceedings

Brown-Forman Corporation and many other manufacturers of spirits, wine, and beer were defendants in a series of essentially similar putative class action lawsuits seeking damages and injunctive relief for alleged marketing of beverage alcohol to underage consumers. All of the cases have been dismissed or withdrawn; therefore, this series of litigation is concluded.

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

Brown-Forman and the other defendants successfully obtained orders dismissing six of the cases: Kreft (Colorado) in October 2005; Eisenberg (Ohio) in February 2006; Tomberlin (Wisconsin) in March 2006; Hakki (D.C.) in March 2006; Alston (Michigan) in May 2006; and Bertovich (West Virginia) in August 2006. Konhauzer (Florida) and Sciocchette (New York) voluntarily withdrew their respective suits before service of summons. The Wilsons (North Carolina) dismissed with prejudice their complaint in November 2007. Each involuntary dismissal was appealed by the respective plaintiffs. The Hakki dismissal was affirmed by the D.C. Court of Appeals in June 2007 and is final. The consolidated Alston and Eisenberg dismissals were affirmed by the Federal Circuit Court of Appeals for the Sixth Circuit in July 2007; plaintiffs withdrew their Petition for Certiorari to the United States Supreme Court in November 2007. The Colorado and Wisconsin Courts of Appeals affirmed the Kreft and Tomberlin dismissals, respectively, in October 2007; those opinions are final. The Bertoviches (West Virginia) in November 2007 withdrew their appeal to the Federal Court of Appeals for the Fourth Circuit. As all of the cases have been dismissed or withdrawn, this series of litigation is concluded.


Item 4.  Submission of Matters to a Vote of Security Holders

None.



Executive Officers of the Registrant


                                                Principal Occupation and
     Name                         Age             Business Experience
     ----                         ---       ---------------------------------

Paul C. Varga                      44       Chairman of the Company since August
                                            2007. Chief Executive Officer since
                                            August 2005. President and Chief
                                            Executive Officer of Brown-Forman
                                            Beverages (a division of the
                                            Company) from August 2003 to August
                                            2005. Global Chief Marketing Officer
                                            of Brown-Forman Beverages from 2000
                                            to August 2003.

Donald C. Berg                     53       Executive Vice President and Chief
                                            Financial Officer since May 2008.
                                            Senior Vice President and Director
                                            of Corporate Finance from July 2006
                                            to May 2008. President of
                                            Brown-Forman Spirits Americas from
                                            July 2003 to July 2006.

Matthew E. Hamel                   48       Executive Vice President, General
                                            Counsel, and Secretary since October
                                            2007. Associate General Counsel and
                                            Vice President, Law, of the
                                            Enterprise Media Group of Dow Jones
                                            & Company, Inc., from December 2006
                                            to October 2007. Vice President,
                                            General Counsel and Secretary of Dow
                                            Jones Reuters Business Interactive
                                            LLC (d/b/a Factiva) from December
                                            1999 to December 2006.

James S. Welch, Jr.                49       Vice Chairman, Executive Director
                                            of Corporate Affairs, Strategy,
                                            Diversity, and Human Resources since
                                            2007. Vice Chairman, Executive
                                            Director of Corporate Strategy and
                                            Human Resources from 2003 to 2007.
                                            Senior Vice President and Executive
                                            Director of Human Resources from
                                            1999 to 2003.

James L. Bareuther                 62       Executive Vice President and Chief
                                            Operating Officer of Brown-Forman
                                            since July 2006. Executive Vice
                                            President and Chief Operating
                                            Officer of Brown-Forman Beverages
                                            from August 2003 to July 2006.
                                            President of Brown-Forman Spirits
                                            Americas from 2001 to July 2003.

Mark I. McCallum                   53       Executive Vice President and Chief
                                            Brand Officer since May 2006.
                                            Senior Vice President and Chief
                                            Marketing Officer from July 2003 to
                                            May 2006.  Executive Vice President
                                            of Marketing for Darden Restaurants,
                                            Inc., from 2001 to 2003.

Jane C. Morreau                    49       Senior Vice President and Director
                                            of Finance, Accounting, and
                                            Technology since May 2008. Senior
                                            Vice President and Controller from
                                            December 2006 to May 2008. Vice
                                            President and Controller from August
                                            2002 to December 2006.

                                     PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A and Class B Common Stock is traded on the New York Stock Exchange (symbols "BFA" and "BFB," respectively).

Holders of record of Common Stock at April 30, 2008:
         Class A Common Stock (Voting)               3,417
         Class B Common Stock (Nonvoting)            4,028

The following table provides information about shares of our common stock that we repurchased during the quarter ended April 30, 2008:

                                                                          Total Number of        Maximum Number
                                                Total                    Shares Purchased      of Shares that May
                                              Number of      Average         as Part of         Yet Be Purchased
                                                Shares     Price Paid   Publicly Announced     Under the Plans or
                   Period                     Purchased     per Share    Plans or Programs          Programs
 February 1, 2008 - February 29, 2008         1,550,900      $64.94         1,550,900                  --
 March 1, 2008 - March 31, 2008                   2,350      $64.53             2,350                  --
 April 1, 2008 - April 30, 2008                   --           --               --                     --
 Total                                        1,553,250      $64.94         1,553,250                  --


As announced on November 28, 2007, our Board of Directors authorized the repurchase of up to $200.0 million of outstanding Class A and Class B common stock over the following 12 months, subject to market and certain other conditions. Under this plan, shares could be repurchased from time to time for cash in open market purchases, block transactions, and privately negotiated transactions. The shares included in the above table were acquired as part of that share repurchase plan, which we completed in March 2008. Under the plan, we repurchased a total of 2,977,250 shares (42,600 of Class A and 2,934,650 of Class B) for $200.0 million, plus broker commissions of less than $0.1 million. The average repurchase price per share, including commissions, was $68.76 for Class A and $67.17 for Class B.

For the other information required by this item, refer to the section entitled "Quarterly Financial Information" at the front of the 2008 Annual Report to Stockholders, which information is incorporated into this report by reference.

Item 6.  Selected Financial Data

For the information required by this item, refer to the section entitled "Selected Financial Data" on page 20 of the 2008 Annual Report to Stockholders, which information is incorporated into this report by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

For the information required by this item, refer to the section entitled "Management's Discussion and Analysis" on pages 21 through 32 of the 2008 Annual Report to Stockholders, and the section entitled "Important Information on Forward-Looking Statements" on page 51 of the 2008 Annual Report to Stockholders, which information is incorporated into this report by reference.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

For the information required by this item, refer to the section entitled "Market Risks" beginning on page 31 of the 2008 Annual Report to Stockholders, which information is incorporated into this report by reference.

Item 8.  Financial Statements and Supplementary Data

For the information required by this item, refer to the Consolidated Financial Statements, Notes to Consolidated Financial Statements, Reports of Management, and Report of Independent Registered Public Accounting Firm on pages 33 through 50 of the 2008 Annual Report to Stockholders, which information is incorporated into this report by reference.


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

For the other information required by this item, refer to "Management's Report on Internal Control over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" on pages 49 and 50 of the 2008 Annual Report to Stockholders, respectively, which information is incorporated into this report by reference.


Item 9B.  Other Information

None.


                                    PART III

Item 10.  Directors, Executive Officers and Corporate Governance

For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 24, 2008, which information is incorporated into this report by reference:
(a) "Election of Directors" on pages 6 through 8 (for information on directors);
(b) "Corporate  Governance"  on page 9 (for  information on our Code of Ethics);
(c) "Section 16(a) Beneficial Ownership Reporting Compliance" on page 20 (for information on delinquent Section 16 filings); and (d) "Audit Committee" on pages 21 and 22. Also, see the information with respect to "Executive Officers of the Registrant" under Part I of this report, which information is incorporated herein by reference.

We will post any amendments to our Code of Ethics that applies to our chief executive officer, principal financial officer, controller and principal accounting officer, and any waivers that are required to be disclosed by the rules of either the SEC or NYSE on our website.

We filed during the fiscal year ended April 30, 2008 with the NYSE the Annual CEO Certification regarding the Company's compliance with the NYSE's Corporate Governance listing standards as required by Section 303A-12(a) of the NYSE Listed Company Manual. In addition, the Company has filed as exhibits to this annual report and to the annual report on Form 10-K for the year ended April 30, 2007, the applicable certifications of its Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the company's public disclosures.


Item 11.  Executive Compensation

For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 24, 2008, which information is incorporated into this report by reference:
(a) "Executive Compensation" on pages 23 through 48; and (b) "Compensation Committee Interlocks and Insider Participation" on pages 54 and 55.


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


                                                                                                  Number of securities
                                 Number of securities to be     Weighted-average exercise         remaining available
                                  issued upon exercise of         price of outstanding            for future issuance
                                    outstanding options,          options, warrants and        under equity compensation
Plan category                       warrants and rights                 rights(1)                      plans(2)
Equity compensation plans
approved by security holders             3,431,403                        $45.45                        4,411,956

Equity compensation plans not
approved by security holders               147,585                        $31.80                            --   (3)
                                         ---------                        ------                        ---------
Total                                    3,578,988                        $44.89                        4,411,956
                                         =========                        ======                        =========

   (1) Grant prices were equal to the fair market value of the stock at the time of grant.

   (2) Securities available for issuance under the 2004 Omnibus Compensation Plan include stock, stock options, stock appreciation rights, market value units, and performance units.

   (3) No further awards can be made under the NED plan.

For the other information required by this item, refer to the section entitled "Stock Ownership" on pages 15 through 20 of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 24, 2008, which information is incorporated into this report by reference.

Item 13.  Certain Relationships and Related Transactions, and Director
          Independence

For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 24, 2008, which information is incorporated into this report by reference:
(a) "Certain Relationships and Related Transactions" on pages 53 and 54; and (b) "Corporate Governance" on pages 9 through 14.

Item 14.  Principal Accountant Fees and Services

For the information required by this item, refer to the sections entitled "Fees Paid to Independent Registered Public Accounting Firm" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm" on page 22 of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 24, 2008, which information is incorporated into this report by reference.


                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  (1) and (2) - Index to Consolidated Financial Statements and Schedule:

                                                                                                        Reference
                                                                                                                     Annual
                                                                                            Form 10-K               Report to
                                                                                          Annual Report            Stockholders
                                                                                              Page                   Page(s)
     (1) Incorporated by reference to our Annual Report to
           Stockholders for the year ended April 30, 2008:

           Consolidated Statements of Operations for the
              years ended April 30, 2006, 2007, and 2008*                                         --                   33
           Consolidated Balance Sheets at April 30, 2007 and 2008*                                --                   34
           Consolidated Statements of Cash Flows for the
              years ended April 30, 2006, 2007, and 2008*                                         --                   35
           Consolidated Statements of Stockholders' Equity
              for the years ended April 30, 2006, 2007, and 2008*                                 --                   36
           Notes to Consolidated Financial Statements*                                            --                 37 - 48
           Reports of Management*                                                                 --                   49
           Report of Independent Registered Public Accounting Firm*                               --                   50
           Important Information on Forward-Looking Statements                                    --                   51

     (2) Consolidated Financial Statement Schedule:
           Report of Independent Registered Public Accounting Firm
            on Financial Statement Schedule                                                       S-1                  --
           II - Valuation and Qualifying Accounts                                                 S-2                  --


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted either because they are not required under the related instructions, because the information required is included in the consolidated financial statements and notes thereto, or because they are not applicable.

*  Incorporated by reference to Item 8 in this report.


(a)  (3) - Exhibits: Filed with this report:

Exhibit Index
-------------

     13 Brown-Forman Corporation's Annual Report to Stockholders for the year ended April 30, 2008, but only to the extent set forth in Items 1, 5, 6, 7, 7A, 8 and 9A of this Annual Report on Form 10-K for the year ended April 30, 2008.

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

    3(ii) By-laws of Registrant, as amended on November 15, 2007, which is incorporated into this report by reference to Brown-Forman Corporation's Form 8-K filed on November 16, 2007.

      4 Form of Indenture dated as of March 1, 1994 between Brown-Forman Corporation and The First National Bank of Chicago, as Trustee, which is incorporated into this report by reference to Brown-Forman Corporation's Form S-3 (Registration No. 33-52551) filed on
             March 8, 1994.

    10(a) Brown-Forman Corporation Supplemental Executive Retirement Plan, which is incorporated into this report by reference to Brown-Forman Corporation's Form 10-K filed on July 23, 1990.*

    10(b) A description of the Brown-Forman Savings Plan, which is incorporated into this report by reference to page 10 of Brown-Forman's definitive proxy statement filed on June 27, 1996 in connection with its 1996 Annual Meeting of Stockholders.*

    10(c) Brown-Forman Corporation 2004 Omnibus Compensation Plan, which is incorporated into this report by reference to Brown-Forman's definitive proxy statement filed on June 30, 2004 in connection with its 2004 Annual Meeting of Stockholders.

    10(d) Five-Year Credit Agreement dated as of April 30, 2007 by and among Brown-Forman Corporation, Brown-Forman Beverages, Europe, LTD, certain borrowing subsidiaries and certain lender parties thereto, Bank of America, N.A., as Syndication Agent and as a Lender, Citicorp North America, Inc., Barclays Bank Plc, National City Bank and Wachovia Bank, National Association as Co-Documentation Agents and as Lenders, JPMorgan Chase Bank, N.A. as Administrative Agent and as a Lender and J.P. Morgan Europe Limited, as London Agent., which is incorporated into this report by reference to Brown-Forman Corporation's Form 8-K filed on May 2, 2007.

    10(e) Form of Restricted Stock Agreement, as amended, which is incorporated into this report by reference to Brown-Forman Corporations's Form 10-K filed on June 30, 2005.*

    10(f) Form of Employee Stock Appreciation Right Award, which is incorporated into this report by reference to Brown-Forman Corporation's Form 8-K filed on August 2, 2006.*

    10(g) Form of Employee Non-Qualified Stock Option Award, which is incorporated into this report by reference to Brown-Forman Corporation's Form 8-K filed on August 2, 2006.*

    10(h) Form of Non-Employee Director Stock Appreciation Right Award, which is incorporated into this report by reference to Brown-Forman Corporation's Form 8-K filed on August 2, 2006.*

    10(i) Form of Non-Employee Director Non-Qualified Stock Option Award, which is incorporated into this report by reference to Brown-Forman Corporation's Form 8-K filed on August 2, 2006.*

    10(j)    Summary of Director and Named Executive Officer Compensation.**

    10(k) The description of the terms of $150,000,000 of Floating Rate Notes due 2010 and $250,000,000 of 5.2% Notes due 2012, which description is incorporated into this report by reference to the Indenture, the Officer's Certificate pursuant thereto and the 2010 and 2012 global notes filed as exhibits to Brown-Forman Corporation's
             Form 8-K filed on April 3, 2007.

   10 (l) First Amendment to the Brown-Forman Omnibus Compensation Plan Restricted Stock Agreement, which is incorporated into this report by reference to Brown-Forman's Annual Report on Form 10-K for the year ended April 30, 2007, filed on June 28, 2007.*

   10 (m) Second Amendment to the Brown-Forman 2004 Omnibus Compensation Plan Restricted Stock Agreement, which is incorporated into this report by reference to Brown-Forman's Annual Report on Form 10-K for the year ended April 30, 2007, filed on June 28, 2007.*

   10 (n) Letter Agreement dated as of April 28, 2008, between Brown-Forman Corporation and Phoebe A. Wood, which is incorporated into this report by reference to Brown-Forman Corporation's Form 8-K filed on April 28, 2008.*

    14 Code of Ethics, which is incorporated into this report by reference to Brown-Forman Corporation's Form 10-K filed on July 2, 2004.

 * Indicates management contract, compensatory plan or arrangement.

** Incorporated by reference to the sections entitled "Executive Compensation" and "Director Compensation" in the Proxy Statement distributed in connection with our Annual Meeting of Stockholders to be held on July 24, 2008, which is being filed in conjunction with this Annual Report on Form 10-K. (Fiscal 2008 compensation policies with respect to the company's directors and named executive officers will remain in effect until the company's Compensation Committee determines fiscal-year 2009 compensation at its July 2008 meeting.)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            BROWN-FORMAN CORPORATION
                                                 (Registrant)



                                            /s/ Paul C. Varga
Date:  June 27, 2008                        By: Paul C. Varga
                                                Chairman and
                                                 Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on June 27, 2008 as indicated:


/s/ Donald C. Berg
By: Donald C. Berg
    Executive Vice President and
    Chief Financial Officer
    (Principal Financial Officer)


/s/ Barry D. Bramley
By: Barry D. Bramley
    Director


/s/ Geo. Garvin Brown IV
By: Geo. Garvin Brown IV
    Director, Presiding Chairman of the Board


/s/ Martin S. Brown, Jr.
By: Martin S. Brown, Jr.
    Director


/s/ Owsley Brown II
By: Owsley Brown II
    Director, Former Chairman of the Board


/s/ Donald G. Calder
By: Donald G. Calder
    Director


/s/ Sandra A. Frazier
By: Sandra A. Frazier
    Director


/s/ Richard P. Mayer
By: Richard P. Mayer
    Director


/s/ William E. Mitchell
By: William E. Mitchell
    Director


/s/ Jane C. Morreau
By: Jane C. Morreau
    Senior Vice President and Director
    of Finance, Accounting and Technology
    (Principal Accounting Officer)


/s/ Matthew R. Simmons
By: Matthew R. Simmons
    Director


/s/ William M. Street
By: William M. Street
    Director, Former President,
    Brown-Forman Corporation


/s/ Dace Brown Stubbs
By: Dace Brown Stubbs
    Director


/s/ Paul C. Varga
By: Director, Chairman and
    Chief Executive Officer


/s/ James S. Welch, Jr.
By: James S. Welch, Jr.
    Director, Vice Chairman

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                        ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of Brown-Forman Corporation:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated June 27, 2008 appearing in the 2008 Annual Report to Stockholders of Brown-Forman Corporation and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Louisville, Kentucky
June 27, 2008

                    BROWN-FORMAN CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               For the Years Ended April 30, 2006, 2007, and 2008
                            (Expressed in thousands)


                      Col. A                    Col. B           Col. C(1)          Col. C(2)           Col. D             Col. E
                      ------                    ------           ---------          ---------           ------             ------
                                                                 Additions          Additions
                                              Balance at         Charged to         Charged to                           Balance at
                                              Beginning            Costs              Other                                 End
                   Description                of Period         and Expenses         Accounts         Deductions         of Period
                   -----------                ----------        ------------        ----------        ----------         ----------

2006
    Allowance for Doubtful Accounts            $ 5,115              $164                --             $   15(2)           $ 5,264

2007
    Allowance for Doubtful Accounts            $ 5,264              $316            $16,374(1)            --               $21,954

2008
    Allowance for Doubtful Accounts            $21,954              $992                --             $4,185(2)           $18,761


 (1) Amount recorded as part of the Casa Herradura acquisition.
 (2) Doubtful accounts written off, net of recoveries.

                                                                   Exhibit 13



                              FINANCIAL HIGHLIGHTS
          (Expressed in millions, except per share amounts and ratios)
--------------------------------------------------------------------------------
Year Ended April 30,                              2007        2008     % Change
--------------------------------------------------------------------------------
CONTINUING OPERATIONS
Net Sales                                        $2,806      $3,282       17%
Gross Profit                                     $1,481      $1,695       14%
Operating Income                                 $  602      $  685       14%
Net Income                                       $  400      $  440       10%
Earnings Per Share
 - Basic                                         $ 3.26      $ 3.59       10%
 - Diluted                                       $ 3.22      $ 3.55       10%
Return on Average Invested Capital                 17.4%       17.2%
Gross Margin                                       52.8%       51.6%
Operating Margin                                   21.5%       20.9%



                         QUARTERLY FINANCIAL INFORMATION
               (Expressed in millions, except per share amounts)

----------------------------------------------------------------------------------------------------------------------------------
                                                    Fiscal 2007                                       Fiscal 2008
                                  ----------------------------------------------    ----------------------------------------------
                                   First    Second     Third    Fourth               First    Second     Third    Fourth
                                  Quarter   Quarter   Quarter   Quarter    Year     Quarter   Quarter   Quarter   Quarter    Year
----------------------------------------------------------------------------------------------------------------------------------
Net Sales                           $633      $727      $755      $691    $2,806      $739      $893      $877      $772    $3,282
Gross Profit                         349       383       387       362     1,481       391       470       433       401     1,695
Net Income
   Continuing Operations              95       125       112        69       400        95       130       116        99       440
   Total Company                      94       124       105        67       389        95       129       116        99       440
Basic EPS
   Continuing Operations           $0.77     $1.02     $0.91     $0.56     $3.26     $0.77     $1.05     $0.94     $0.82     $3.59
   Total Company                    0.76      1.01      0.86      0.54      3.17      0.77      1.05      0.94      0.82      3.59
Diluted EPS
   Continuing Operations           $0.76     $1.00     $0.90     $0.56     $3.22     $0.77     $1.04     $0.93     $0.81     $3.55
   Total Company                    0.76      1.00      0.85      0.54      3.14      0.77      1.04      0.94      0.81      3.56
Cash Dividends Per Common Share
   Declared                        $0.56     $0.00     $0.61     $0.00     $1.17     $0.61     $0.00     $0.68     $0.00     $1.29
   Paid                             0.28      0.28      0.30      0.30      1.17      0.30      0.30      0.34      0.34      1.29

Market Price Per Common Share
   Class A High                   $77.70    $79.58    $73.23    $71.19    $79.58    $77.50    $82.50    $78.50    $76.15    $82.50
   Class A Low                     69.14     71.55     66.41     66.32     66.32     66.50     69.70     63.00     65.00     63.00

   Class B High                   $77.65    $79.38    $72.65    $68.25    $79.38    $74.26    $79.88    $76.15    $73.35    $79.88
   Class B Low                     68.32     71.19     64.20     63.54     63.54     63.76     66.04     61.35     62.10     61.35

Note: Quarterly amounts may not add to amounts for the year due to rounding.

                             SELECTED FINANCIAL DATA
          (Expressed in millions, except per share amounts and ratios)
                              Year Ended April 30,

                                            1999     2000     2001     2002     2003     2004     2005     2006     2007     2008
                                           ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
CONTINUING OPERATIONS
Net Sales                                  $1,446    1,542    1,572    1,618    1,795    1,992    2,195    2,412    2,806    3,282
Gross Profit                               $  741      812      848      849      900    1,024    1,156    1,308    1,481    1,695
Operating Income                           $  279      296      320      326      341      383      445      563      602      685
Income from Continuing Operations          $  176      187      200      212      222      243      339      395      400      440
Weighted Average Shares used to
 calculate Earnings per Share
  - Basic                                   137.2    137.0    137.0    136.7    134.7    121.4    121.7    122.1    122.9    122.5
  - Diluted                                 137.4    137.2    137.1    137.0    135.1    122.0    122.5    123.4    124.2    123.6
Earnings per Share from
 Continuing Operations
  - Basic                                  $ 1.28     1.36     1.46     1.55     1.65     2.00     2.79     3.24     3.26     3.59
  - Diluted                                $ 1.28     1.36     1.46     1.55     1.65     1.99     2.77     3.20     3.22     3.55

Gross Margin                                 51.2%    52.6%    53.9%    52.5%    50.1%    51.4%    52.7%    54.2%    52.8%    51.6%
Operating Margin                             19.3%    19.2%    20.3%    20.2%    19.0%    19.2%    20.3%    23.3%    21.5%    20.9%
Effective Tax Rate                           36.0%    35.9%    35.8%    34.1%    33.6%    33.1%    32.6%    29.3%    31.7%    31.7%
Average Invested Capital                   $  681      889    1,016    1,128    1,266    1,392    1,535    1,863    2,431    2,747
Return on Average Invested Capital           26.7%    22.0%    20.7%    19.3%    18.0%    18.5%    23.0%    21.9%    17.4%    17.2%


TOTAL COMPANY
Cash Dividends Declared per Common Share   $ 0.58     0.61     0.64     0.68     0.73     0.80     0.92     1.05     1.17     1.29
Average Stockholders' Equity               $  855      976    1,111    1,241    1,290      936    1,198    1,397    1,700    1,668
Total Assets at April 30                   $1,735    1,802    1,939    2,016    2,264    2,376    2,649    2,728    3,551    3,405
Long-Term Debt at April 30                 $   46       33       33       33      629      630      351      351      422      417
Total Debt at April 30                     $  290      259      237      200      829      679      630      576    1,177    1,006
Cash Flow from Operations                  $  213      241      232      249      243      304      396      343      355      534
Return on Average Stockholders' Equity       23.4%    22.1%    20.7%    18.1%    18.7%    27.1%    25.7%    22.9%    22.9%    26.4%
Total Debt to Total Capital                  24.0%    19.8%    16.6%    13.2%    49.4%    38.3%    32.5%    26.9%    42.8%    36.8%
Dividend Payout Ratio                        39.5%    38.5%    38.1%    41.4%    41.1%    38.2%    36.1%    40.0%    36.8%    35.8%


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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

In the discussion below, we review Brown-Forman's consolidated financial condition and results of operations for the fiscal years ended April 30, 2006, 2007, and 2008. We also predict our anticipated financial performance, make other forward-looking statements, and discuss factors that may affect our future financial condition and performance. We have prepared a list of some risk factors that could cause actual results to differ materially from our anticipated results. Please read this Management's Discussion and Analysis section in conjunction with our consolidated financial statements for the year ended April 30, 2008, their related notes, and the important disclaimer regarding forward-looking statements on page 51.

As discussed in Note 2 to the accompanying financial statements, we sold Lenox, Inc. during fiscal 2006, and sold Brooks & Bentley and Hartmann in fiscal 2007. As a result, we have reported them as discontinued operations in the accompanying financial statements.

EXECUTIVE OVERVIEW

Brown-Forman Corporation is a producer and marketer of fine-quality consumer beverage alcohol products, including Jack Daniel's and its family of brands; Southern Comfort; Finlandia; Tequila Herradura; el Jimador Tequila; Canadian Mist; Fetzer, Bolla, Bonterra, and Sonoma- Cutrer wines; and Korbel California Champagne. We market and sell various categories of beverage alcohol products, such as Tennessee, Canadian, and Kentucky whiskies; Kentucky bourbon; California sparkling wine; tequila; table wine; liqueurs; vodka; gin; and ready-to-drink products.

Our Markets

We sell our brands in more than 135 countries. For the first time in our company's history, in fiscal 2008 more than half of total sales came from markets outside of the U.S. But our largest and most important single market remains the U.S., where 48% of our net sales were generated in fiscal 2008, compared to 53% in fiscal 2007. Our sales grew 31% outside the U.S. when compared to fiscal 2007, while sales in the U.S. grew 4%.

Net sales in Europe, our second largest region, grew 17% in fiscal 2008, influenced in part by a weaker U.S. dollar as well as by solid underlying growth in a number of markets, particularly in Eastern Europe. Europe represented 29% of total net sales in fiscal 2008. Net sales from the rest of the world (outside Europe and the U.S.) were up 55% in fiscal 2008 and now constitute 23% of our total net sales. The double-digit increase in net sales reflects the acquisition of Casa Herradura and its related sales outside of the U.S., primarily in Mexico, and solid growth for several other brands in our portfolio in Australia, Canada, Latin America, and various Asian markets.

International expansion continues to provide a significant portion of our growth, as it has over the past decade. In fact, markets outside of the U.S. contributed more than 85% of the overall growth in consolidated net sales in fiscal 2008 and constituted approximately 52% of our total reported net sales for the year. Fifteen years ago, just prior to the adoption of our strategic initiative to expand our international footprint, net sales outside the U.S. contributed less than 20% of our total net sales. Today, the principal international markets for our brands include the U.K., Australia, Mexico, Poland, Germany, Spain, Canada, France, the Czech Republic, Italy, South Africa, China, Japan, and Russia. As we continue to expand outside of the U.S., foreign exchange rate fluctuations increasingly affect our financial results - in terms of both sales from goods sold in local currencies and the cost of goods, services, and manpower purchased and paid in local currencies. On a net basis, we sell more in local currencies than we buy, thus exposing our financial results to the negative impact of a strengthening U.S. dollar. To help protect against this, we regularly hedge our foreign currency exposure. But over the long term, reported profits from our international business may be adversely affected if the U.S. dollar strengthens against other currencies.

Consumer demand for premium brands in the U.S. continued to expand this past year, but at a lower growth rate than in fiscal 2007, reflecting the challenging economic environment and softening on-premise trends. However, positive demographic trends, continued consumer interest in spirits-based cocktails, and some consumers' trading up to premium offerings helped maintain the growth for premium spirits in the U.S. We anticipate that this environment will continue in the U.S., but consumer preferences can change quickly and could affect our performance if we do not respond quickly to changing industry and competitive dynamics. In the short term, the uncertain economic conditions in the U.S. and other key markets linked to the U.S., such as Western Europe and Mexico, could also hurt our performance.

                             Net Sales by Geography
                                 (in millions)

                              2006          2007          2008
                              ----          ----          ----
United States               $1,404        $1,498        $1,564
Europe                         709           816           955
Rest of World                  299           492           763
                            ------        ------        ------
Total                       $2,412        $2,806        $3,282
                            ======        ======        ======


Our Brands

Over the past several years, we delivered growth in sales and earnings by expanding our portfolio geographically, by introducing new brand offerings, by adding new brands via acquisitions, by taking price increases, and by divesting non-core businesses. Our divestiture of our former consumer durables businesses, completed in fiscal 2007, allows us to focus on optimizing opportunities in the beverage business.

We seized upon two opportunities in fiscal 2007 to further strengthen our portfolio by buying Chambord liqueur and the Casa Herradura brands (including el Jimador, Herradura, New Mix tequila-based ready-to-drink, Antiguo, and Suave
35). These brands contributed to our growth in sales in the fiscal year and met our other expectations for the year. These brand additions in the premium or super-premium spirits categories, in high-priority markets, complement and fit well in our portfolio of premium brands. We anticipate that brands from these acquisitions will provide long-term earnings growth at rates at or above our historical average, strengthening our growth profile.

Our brand portfolio approached 36 million nine-liter cases in depletions (shipments from distributors to retailers) in fiscal 2008. We also had 10 brands with depletions exceeding 1 million nine-liter cases.

Jack Daniel's Tennessee Whiskey remains the most important brand in our portfolio and one of the largest, most profitable spirits brands in the world, based on our review of industry data. Global depletions for Jack Daniel's increased 4% in fiscal 2008, approaching 9.5 million nine-liter cases, driven by strong growth outside the U.S.

A positive long-term environment for premium spirits, increased levels of advertising and promotional support, and Jack Daniel's overall marketplace strength have combined to provide solid growth in volumes and double-digit gains in gross profit on a global basis. A significant percent of our total earnings is derived from Jack Daniel's, and the brand's growth is vital to our overall marketplace strength. Accordingly, it remains our primary focus. While a significant decline in volume or selling price for the brand could materially depress our overall earnings, we are encouraged by the accelerating geographic diversification of the brand's profits, which continued in fiscal 2008, and favorable demographic trends in the U.S. and around the world. We believe this brand has continued global growth potential and upward pricing opportunities.

The Jack Daniel's family of brands, which includes Jack Daniel's Tennessee Whiskey, Gentleman Jack, Jack Daniel's Single Barrel, and the Jack Daniel's & Cola ready-to-drink (measured on a drinks-equivalent basis) crossed the 10 million case mark - and together grew volumes at an impressive 6% rate globally, with reported net sales advancing 12%. These brands are an increasingly important source of annual growth. Our recently repackaged Gentleman Jack brand was the fastest-growing brand in our portfolio, growing over 40%, with volumes well in excess of 200,000 nine-liter cases in fiscal 2008. A very recent development - an increase in the tax on ready-to-drink products in Australia - will likely create some headwinds in fiscal 2009 because Australia is our largest and most significant market for Jack Daniel's & Cola. The brand is also important to our continued growth in the Asia-Pacific region.

Southern Comfort and Finlandia are the next two most important brands for us. Southern Comfort delivered 6% growth in net sales on flat volumes, as solid growth outside the U.S. was offset by declines in the U.S. (the brand's largest market). Finlandia surpassed Southern Comfort in volumetric terms in fiscal 2008, with its depletion trends accelerating 16%, led by strong growth in Poland (the brand's largest market, at over 800,000 nine-liter cases) and Russia. In contrast to Jack Daniel's and Southern Comfort, we sell nearly 90% of Finlandia's 2.8 million nine-liter cases outside of the U.S. We expect both Southern Comfort and Finlandia to contribute significantly to our long-term growth.

Our mid-priced brands had mixed results during fiscal 2008. Depletions increased for Fetzer's Valley Oaks wines and Korbel California Champagnes, but decreased for Bolla, Canadian Mist, and Early Times. These large, off-premise-driven category leaders remain important contributors to our earnings and cash flow, and compete in extremely price-competitive categories that will likely intensify in the short term with the difficult economic environment in the U.S. While these brands could benefit from consumers trading down or from a shift of on-premise sales to off-premise sales during a soft economy, we have only modest growth expectations for most of these brands.

Our brands that compete in the super-premium price category expanded significantly with the acquisitions of Chambord and the Casa Herradura brands. These acquired brands accounted for approximately 40% of total net sales growth in fiscal 2008. We believe these super-premium brands and the developing brands in our portfolio represent significant worldwide growth opportunities for us. While volume growth rates for super-premium brands in the U.S. are not as high as they have been over the last several years, we continue to experience double-digit depletion growth for several of our brands priced in this category, including Bonterra, Gentleman Jack, and Woodford Reserve. Each of these brands reported global net sales gains of at least 20% in fiscal 2008. In addition, Tuaca, Sonoma-Cutrer, and Chambord continued to register solid depletion gains and combined to grow net sales at a double-digit rate. We remain encouraged by the growth prospects for these brands and believe they have the potential to contribute meaningfully to our future earnings, especially as we expand the Casa Herradura tequila brands across our geographic portfolio.

Our Route-to-Consumer Strategy

Introduced five years ago, the Brown-Forman Arrow captures our overarching objective to "Be the Best Brand Builder in the Industry, Period!" and the five supporting imperatives that reach that goal. Our strategies grow from this overarching objective.

A critical component of our brand-building strategy is a multifaceted program designed to ensure that consumers can find our products whenever and wherever they have an opportunity to choose a premium beverage alcohol brand. We use a variety of distribution models around the world to implement this program. Our preference for a particular arrangement or partnership depends on our assessment of a market's long-term competitive dynamics and our portfolio's stage of development in that market. We own and operate our distribution network in several markets, including Australia, China, the Czech Republic, Korea, Mexico, Poland, and Thailand. In the United Kingdom and Germany, we have joined forces with another supplier, Bacardi, to sell our and their products. In all of these markets, we sell our beverage alcohol products directly to retail stores and to wholesalers. In many other markets, including the U.S., we use third parties to distribute our portfolio of brands.

The distribution environment in the U.S. continued to change this past year, with a number of distributor consolidations. In the U.S., we formed a sales alliance with Bacardi and Remy Cointreau in a few key states. Our alliance provides for focused sales teams within our distributors in these states to sell the strong, complementary portfolio of the three companies, while we each continue our own unique, independent brand building to supplement the distributor's effort. We have been evaluating options to further this alliance in other parts of the U.S.

During fiscal 2008, we decided to combine our brand portfolio in Mexico. Effective June 1, 2008, we began to integrate our existing brands into the sales and marketing operation we acquired with Casa Herradura. Meanwhile, over the next 12 to 24 months, several of our distribution contracts in Europe will expire. We are carefully reviewing our distribution arrangements in these markets, and as always, we will seek out strategies and/ or partnerships that can improve our in-market brand-building efforts.

Our Competition

Our brands operate in a highly competitive industry. We compete against many global, regional, and local brands in several categories and price points of beverage alcohol, but our portfolio is skewed to the premium end of the industry. Trade information indicates that we are one of the largest wine and spirits suppliers in the U.S. based on revenues.

Our Earnings Outlook

Our fiscal 2009 earnings outlook of $3.73 to $3.98 per diluted share reflects our expectations for continued solid international growth, improving trends for both Jack Daniel's and Southern Comfort in the U.S., and strong growth from Casa Herradura brands in the U.S. Additionally, we have incorporated anticipated increases in raw material and fuel costs as well as continued leverage from prior investments in selling, general, and administrative expenses into our 3% to 10% operating income growth expectations for the year. This outlook also reflects our expectations for a higher effective tax rate, the benefits of the fiscal 2008 share repurchase, and lower interest expense. As a result, we currently expect fiscal 2009 earnings per diluted share growth of 5% to 12%.

RESULTS OF OPERATIONS

Our total company diluted earnings per share were $3.56 in fiscal 2008, all but $0.01 of which came from continuing operations. The following discussion of our results from continuing operations excludes the results related to the former Consumer Durables segment, which we have segregated from continuing operations and reflected as discontinued operations for all periods presented. See "Discontinued Operations" on page 29.

CONTINUING OPERATIONS

Continuing operations consist of our beverage business, which includes strong brands representing a wide range of varietal wines, champagnes, and spirits such as whiskey, bourbon, vodka, tequila, and liqueur. The largest market for our brands is the U.S., which generally prohibits wine and spirits manufacturers from selling their products directly to consumers. Instead, we sell our products to wholesale distributors or state-owned operators, who then sell the products to retailers, who in turn sell to consumers. We use a similar tiered distribution model in many markets outside the U.S., but we distribute our own products in several markets, including Australia, China, the Czech Republic, Korea, Mexico, Poland, and Thailand.

Distributors and retailers normally keep some of our products on hand as inventory, so retailers can sell more (or less) of our products to consumers than distributors buy from us during any given period. Because we generally record revenues when we ship our products to distributors, our sales do not necessarily reflect actual consumer demand during any particular period.
Ultimately, of course, consumer demand is critical in understanding the underlying health and financial results of our brands and business. The beverage alcohol industry generally uses depletions (defined on page 22) to approximate consumer demand. We also utilize syndicated data and monitor inventory levels in the trade to confirm that depletions are representative of consumer demand.

Fiscal 2008 Compared to Fiscal 2007

Net sales approached $3.3 billion, a record in fiscal 2008, and an increase of 17% over net sales in fiscal 2007. For the first time in our history, sales outside the U.S. constituted more than half (52%) of the total; just five years ago, sales outside the U.S. constituted less than 30% of our total sales. This shift in the geographic mix of our sales reflects an accelerating demand for our portfolio in markets outside the U.S., the effect of acquired brands, and the benefits of a weaker U.S. dollar. Over 85% of the $476 million increase in our net sales for fiscal 2008 came from markets outside the U.S.

The major factors driving our fiscal 2008 sales increase were:

                                             Growth
                                            vs. 2007
Acquisitions                                    7%
Foreign exchange                                4%
Underlying net sales growth:                    6%
   Volume                    4%
   Price/Mix                 2%
                                              -----
Reported net sales growth                      17%
                                              =====

In the table above, "Acquisitions" refers to the effect our Chambord and Casa Herradura acquisitions, which occurred in May 2006 and January 2007, respectively, had on our results. Significant acquisitions can make year-to-year comparisons difficult to understand. We believe disclosing the effect of these acquisitions separately clarifies the underlying year-to-year changes and provides helpful information in forecasting and planning our growth expectations.

"Foreign exchange" refers to net gains and losses incurred by our sales and purchases in currencies other than the U.S. dollar. We disclose this separately to explain our business growth on a constant dollar basis, because exchange rate fluctuations distort the underlying growth of our business (both positively and negatively). To filter out the effect of foreign exchange fluctuations, we translate current year results at prior year rates. In fiscal 2008, the weaker U.S. dollar benefited our net sales, gross profit, operating income, and earnings per share but hurt our advertising and selling, general, and administrative expenses. Although foreign exchange volatility is a reality for a global company, we routinely review our company performance on a constant dollar basis. We believe that separately identifying the effect foreign exchange has on each major line item of the consolidated statement of operations makes our underlying business performance more transparent.

Fiscal 2008 was another solid year for Jack Daniel's Tennessee Whiskey, as volume increased for the 16th consecutive year, approaching 9.5 million nine-liter cases. Consumer demand continued to expand for this iconic, authentic American whiskey, as the brand added 375,000 nine-liter cases globally to its already large base, growing more than 4% over the prior year. Depletions expanded 8% outside the U.S., with geographically diverse, broad-based gains in many markets, while net sales grew nearly 17%. The most notable case increases were in the U.K. (the brand's largest market outside the U.S., where annual volumes now approach 1 million nine-liter cases), France, Poland, Russia, Romania, and Turkey. Both volumes and net sales improved in the low single digits in the brand's largest market, the U.S.

The overall distilled spirits category in the U.S. continued to grow during fiscal 2008. Industry trends, as measured by National Alcohol Beverage Control Association (NABCA) data, indicate total distilled spirits volume grew 3.1% for the 12 months ending April 30, 2008, while Jack Daniel's in the U.S. grew about 1% for the same period. In our opinion, several factors contributed to the industry-lagging growth for Jack Daniel's in this key market:

 - Jack Daniel's crossed the $20 and $40 price points in most U.S. markets on its two key sizes. We have seen temporary volume declines for this brand when it crossed through key price points before, and, as in the past, we expect a rebound this time, too.

 - "Trading down" has been affecting this brand recently, which derives its high-volume, premium-price business from a consumer franchise representing a broad range of household incomes. When economic times are challenging, as we are seeing in the U.S. today, some of our consumers seek cheaper alternatives.

 - Some consumers have "traded across" to other premium brands as our competition discounted more deeply.

 - To a lesser extent, "trading up" has also affected performance; we believe our recently repackaged Gentleman Jack brand benefited from this shift, showing strong growth for the year.

We have planned numerous initiatives to ensure Jack Daniel's continues its relevance in the current competitive consumer environment. As a result, we believe that Jack Daniel's growth rate in the U.S. will improve in fiscal 2009 and more closely approximate that of the distilled spirits category generally. However, if Jack Daniel's growth rate in the U.S. does not improve, it could reduce our earnings expectations for fiscal 2009.

Performance for the rest of the Jack Daniel's family of brands was also strong. Growing 10%, Jack Daniel's ready-to-drink products passed the 3 million cases on the strength of Jack Daniel's & Cola sales in Australia. Meanwhile, Gentlemen Jack was the fastest-growing brand in our portfolio, growing over 40% with volumes well in excess of 200,000 nine-liter cases in fiscal 2008.

Finlandia continues to be a major, and growing, contributor to our international expansion. Since taking a majority stake in Finlandia in fiscal 2003, we have added more than 1 million cases to the brand's annual depletions. Over 95% of this incremental volume has been in international markets. The brand was a major driver of growth for us in fiscal 2008. Global volumes advanced 16%, surpassing Southern Comfort in volumes sold, while net sales gained 33%, reflecting volume gains, price increases, and the benefit of a weak U.S. dollar. Strong double-digit growth in many parts of Europe, particularly Poland, the brand's largest market (where we sold over 800,000 nine-liter cases of the brand), and Russia (where we added over 100,000 nine-liter cases) fueled the brand's growth for the year.

While Southern Comfort global depletions were flat in fiscal 2008, the brand's net sales grew 6%, reflecting continued premium pricing in the U.S. and the benefits of a weaker dollar. Southern Comfort registered solid volume gains in the U.K. (the brand's largest market outside the U.S.), South Africa, and Australia. Low-single-digit volume declines in the U.S. on a volumetric basis were more than offset by the effect of price increases, which led to net sales growth of more than 1% in the brand's largest market.

Overall volume performance was mixed for the other brands in our portfolio. Bonterra, Chambord, Woodford Reserve, and Sonoma-Cutrer experienced high single-digit or double-digit increases. Fetzer Valley Oaks and Korbel California Champagnes registered low single-digit depletion growth. Canadian Mist, Bolla, and Early Times recorded modest depletion declines in fiscal 2008.

The following table highlights worldwide depletion results for our major brands during fiscal 2008:

                        Nine-Liter       % Change
                       Cases (000s)      vs. 2007
                       ------------     -----------

 Jack Daniel's            9,450              4%
 New Mix RTDs(1)          4,340              NA
 Other RTDs(2)            3,675              9%
 Finlandia                2,835             16%
 Southern Comfort         2,460              0%
 Fetzer Valley Oaks       2,355              2%
 Canadian Mist            1,895             (3%)
 Korbel Champagnes        1,305              2%
 Bolla                    1,130             (3%)

 (1) New Mix is a tequila-based RTD (ready-to-drink) brand we acquired in January 2007 as part of the Casa Herradura acquisition, and sold exclusively in Mexico.
 (2) Other RTD (ready-to-drink) products include Jack Daniel's and Southern Comfort products.


Gross profit is one of our key performance measures. The same factors described above that boosted revenue growth also fueled gross profit growth. In fiscal 2008, gross profit grew $214 million, or 14%, to approximately $1.7 billion. The table below summarizes the major factors driving the gross profit growth for the year.
                                             Growth
                                            vs. 2007
Acquisitions                                    4%
Foreign exchange                                4%
Underlying gross profit growth:                 6%
   Volume                    4%
   Price/Mix                 2%
                                              -----
Reported gross profit growth                   14%
                                              =====

Underlying gross profit growth of 6% was fueled primarily by solid consumer demand for Jack Daniel's, Finlandia, Jack Daniel's & Cola, and Gentleman Jack. Price increases on several brands, including Jack Daniel's, Southern Comfort, Finlandia, Canadian Mist, Early Times, Sonoma- Cutrer, and Korbel Champagne, also contributed to the underlying growth in gross profit.

Gross margin declined from 52.8% in fiscal 2007 to 51.6% in fiscal 2008. The major reason for this decline was the full-year effect of the addition of Casa Herradura results. The gross margins for Herradura and el Jimador on sales in the U.S. are above our overall average margin; however, gross margins on both these brands and on New Mix (a tequila-based ready-to-drink product) and agency brands acquired as part of this acquisition are all considerably lower in Mexico. Gross margins for the year were also suppressed by high raw material and fuel costs, which were nearly offset by price increases on several of our brands in selected markets. Over the long term, as the mix of our tequila business shifts toward more U.S. revenue, we expect gross margins to improve, though rising raw material and fuel costs will likely put pressure on margins in the short term.

Advertising expenses were up $54 million, or 15%, as we continued our long track record of investing to build our brands. Spending behind acquired brands (Chambord and the Casa Herradura brands) and the weaker U.S. dollar contributed to the increase in spending for the year. On a constant exchange basis, and excluding the effect of acquisitions on a comparable basis, advertising investments were up 6%, reflecting incremental spending behind Jack Daniel's, Southern Comfort, Finlandia, and other brands, including Woodford Reserve, Bonterra, and Sonoma-Cutrer.

                                             Growth
                                            vs. 2007
Acquisitions                                    5%
Foreign exchange                                4%
Underlying advertising growth                   6%
                                              -----
Reported advertising growth                    15%
                                              =====

Selling, general, and administrative expenses increased $57 million, or 10%, influenced by these factors:
                                              Growth
                                             vs. 2007
Acquisitions                                     6%
Foreign exchange                                 1%
Underlying SG&A growth                           3%
                                               -----
Reported SG&A growth                            10%
                                               =====

Inflation of salary and related expenses was a primary factor contributing to the underlying increase in selling, general, and administrative expenses. This underlying increase in selling, general, and administrative expenses is significantly lower than recent years, as we leveraged the past several years of incremental investments in this area to support our global route-to-market efforts. The graph on this page reflects our consistently strong investments in our overall operating expenses over several long-term periods. These increases in advertising and selling, general, and administrative expenses essentially mirrored growth in gross profit over the same periods.

                  Long-term Operating Expense Investment Trends
                      (CAGR: Compound Annual Growth Rate)

                                   Advertising          SG&A
35-year CAGR since 1973                 9%                9%
25-year CAGR since 1983                 7%                7%
15-year CAGR since 1993                 8%                8%
10-year CAGR since 1998                 9%                9%
 5-year CAGR since 2003                13%               12%
 3-year CAGR since 2005                12%               12%


Amortization expense increased $3 million in fiscal 2008. Before we acquired Casa Herradura in January 2007, the U.S. distribution rights for the Herradura brand had been granted to another party through December 31, 2011. After purchasing Casa Herradura, we acquired those distribution rights from that party for $25 million, which we are amortizing on a straight-line basis through December 31, 2011. The increase in the amortization expense for fiscal 2008 reflects the 12 full months of amortization of the cost of acquiring those distribution rights compared to the last three months of fiscal 2007.

Other income decreased $17 million in fiscal 2008, due primarily to the absence of an $11 million gain we had recognized in fiscal 2007 on the sale of an Italian winery used in producing Bolla wines to Gruppo Italiano Vini (GIV). The Bolla brand remains a part of our portfolio, though we moved the responsibility for producing these Italian wines to GIV, an Italian company, during fiscal 2007.

Operating income for fiscal 2008 improved 14%, or $83 million. Positive factors driving operating income growth were higher consumer demand for Jack Daniel's Tennessee Whiskey, Jack Daniel's & Cola, and Finlandia, particularly outside the U.S., and excellent growth in the U.S. for Gentleman Jack. Improved volumes and profits from several other brands, largely focused in the U.S., including Bonterra, Jack Daniel's Single Barrel, Woodford Reserve, and Tuaca, also contributed to income growth. Additionally, benefits from a weaker U.S. dollar and the incremental profits from the Casa Herradura and Chambord acquisitions in fiscal 2007 boosted year-over-year growth in operating income. Margin expansion, driven by price increases, offset the rising costs of raw materials and fuel. Comparisons to the prior year were also affected by the absence of the $11 million gain recognized in fiscal 2007 on the sale of winery assets. The following chart summarizes the major factors driving our 14% growth in operating income and identifies our underlying operating income growth for fiscal 2008 of 8%, which while lower than our growth rate in recent years, is consistent with our long-term, 15-year growth rate in operating income.

                                             Growth
                                            vs. 2007
Foreign exchange                                5%
Acquisitions                                    3%
Absence of prior year net gain
 on sale of winery property                    (2%)
Underlying operating income growth              8%
                                              -----
Reported operating income growth               14%
                                              =====


Interest expense (net) increased $25 million compared to fiscal 2007, primarily reflecting the financing of the Casa Herrudura acquisition.

Effective tax rate reported in fiscal 2008 was 31.7%, unchanged from fiscal 2007. During fiscal 2008, our effective tax rate was favorably affected by an increase in the net reversal of previously recorded income tax provisions for items effectively settled, compared to last year. This positive factor was offset primarily by additional taxes related to a tax law change in Mexico (effective January 1, 2008) and the absence of benefits received in fiscal 2007 from investments in tax-exempt securities.

Diluted earnings per share reached a record $3.55, up 10% over fiscal 2007. Performance for the year benefited from solid growth for Jack Daniel's and Finlandia and improved volume and profits from Jack Daniel's & Cola ready-to-drink product, sold primarily in Australia, and Gentleman Jack. Reported earnings were also helped by a weaker U.S. dollar, and the benefit of share repurchases. Partially offsetting these gains were the expected dilutive effect of the Casa Herradura transition and the absence of a gain on the sale of winery property.

BASIC AND DILUTED EARNINGS PER SHARE. In Note 15 to our consolidated financial statements, we describe our 2004 Omnibus Compensation Plan and how we issue stock-based awards under it. In Note 1, under "Stock-Based Compensation" we describe how the plan is designed to avoid diluting earnings per share.

Fiscal 2007 Compared to Fiscal 2006

Net sales increased 16%, or $394 million, fueled by (then) record sales for Jack Daniel's, Southern Comfort, and Finlandia, reflecting higher volumes and margin expansion related to price increases in various markets. The benefit of a weaker U.S. dollar and our acquisitions of Chambord and Casa Herradura in fiscal 2007 also contributed to the increase in net sales. Jack Daniel's registered growth for the 15th consecutive year, as demand expanded more than 6% globally, adding 525,000 nine-liter cases, for a total of over 9 million nine-liter cases. For the second consecutive year, worldwide depletions for Finlandia grew 15%, fueled by volume growth in Poland (the brand's largest market) and double-digit increases in numerous other markets, including Israel, Russia, and the U.K. Southern Comfort worldwide depletions grew 3%, with mid-single-digit gains in the U.S. and South Africa. Several other brands experienced growth in sales during fiscal 2007, including Jack Daniel's & Cola ready-to-drink product, Gentleman Jack, Jack Daniel's Single Barrel, Bonterra, Sonoma-Cutrer, Woodford Reserve, Fetzer Valley Oaks, and Korbel.

Gross profit grew 13%, or $173 million. This growth resulted from the same factors that generated revenue growth. Gross margin declined from 54.2% in fiscal 2006 to 52.8% in fiscal 2007. The major factor driving this decline in margin was the full-year effect of recording excise taxes for our German and Australian businesses, which lowered gross margin by 1.5%. The distribution structures changed in these markets in October 2005 and February 2006, respectively, causing us to be responsible for collecting and remitting excise taxes in these markets.

Advertising expenses increased 12%, or $38 million, as we expanded our brand-building activities behind Jack Daniel's, Southern Comfort, Finlandia, Gentleman Jack, Bonterra, Tuaca, and Sonoma-Cutrer. Spending behind acquired brands (Chambord and the Casa Herradura brands) coupled with the negative impact of a weaker U.S. dollar contributed to the increase in spending for the year.

Selling, general, and administrative expenses increased 14%, or $66 million, driven by higher compensation and postretirement costs and route-to-market changes made during fiscal 2006 that resulted in incremental infrastructure costs in fiscal 2007 from our businesses in Germany and Australia. In addition, our acquisitions of Chambord and Casa Herradura contributed to the year-over-year increase in selling, general, and administrative expenses.

Other income decreased $28 million in fiscal 2007, due primarily to the absence of the following items:

 - $14 million in consideration received from LVMH Moet Hennessy Louis Vuitton for the early termination of our distribution and marketing rights to the Glenmorangie family of brands;

 - a $25 million gain related to a contractual fee paid to us by Pernod Ricard following their decision to exit a joint venture arrangement with us in Australia (we now own 100% of this distribution arrangement in this country); and

 - a $5 million gain on the sale of winery assets in Monterey, California.

Partially offsetting the absence of these items that occurred in fiscal 2006 was an $11 million gain we recognized on the sale of an Italian winery used in producing Bolla wines to Gruppo Italiano Vini (GIV). GIV, an Italian company, produces these Italian wines for us while the Bolla brand name remains in our portfolio.

Operating income reached a (then) record $602 million in fiscal 2007, growing $39 million, or 7%, reflecting solid underlying performances from our premium global brands, a weaker U.S. dollar, and a net gain on the sale of winery property in Italy. These positive factors were partially offset by the absence of several items that occurred in fiscal 2006, including a cash payment received for the early termination of marketing and distribution rights for the Glenmorangie family of brands, a net gain related to the restructuring of the ownership of our Australian distributor, and a gain on the sale of winery property in California.

Interest expense (net) increased $12 million compared to fiscal 2006, reflecting the financing of the Casa Herrudura acquisition.

Effective tax rate in fiscal 2007 was 31.7%, compared to 29.3% reported in fiscal 2006. The increase was primarily attributable to the absence of a tax benefit achieved in fiscal 2006 by offsetting various capital gains items (from the early termination of Glenmorangie marketing and distribution rights, the sale of winery property, and consideration received in our Australian distribution operation) against the capital loss resulting from the sale of Lenox, Inc. The effective tax rate also increased due to the phase-out of the extraterritorial income exclusion, as provided by The American Jobs Creation Act of 2004.

Diluted earnings per share increased 1% to $3.22 in fiscal 2007. This growth resulted from the same factors that generated operating income growth, though it was tempered by higher interest expense related to the financing of the Casa Herradura acquisition and a higher effective tax rate in fiscal 2007.

OTHER KEY PERFORMANCE MEASURES

Our primary goal is to increase the value of our shareholders' investment consistently and sustainably over the long term. We believe that long-term growth in the market value of our stock is a good indication of our success in delivering attractive returns to shareholders.

TOTAL SHAREHOLDER RETURN. An investment made in Brown-Forman Class B stock over terms of one, three, five, and 10 years would have outperformed the returns of the total S&P 500 over the same periods. Specifically, a $100 investment in our Class B stock on April 30, 1998, would have grown to nearly $300 by the end of fiscal 2008, assuming reinvestment of all dividends and ignoring personal taxes and transaction costs. This represents an annualized return of nearly 12% over the 10-year period, compared to a 4% annualized increase for the S&P 500. A more recent investment in Brown-Forman outstripped the market even further, with our Class B stock yielding a return of 8% over the one-year period ended April 30, 2008, compared to a 5% decline for the S&P 500.

               Compound Annual Growth in Total Shareholder Return
          (as of April 30, 2008, and including dividend reinvestment)

                               1 Year       3 Years       5 Years      10 Years

Brown-Forman Class B shares       8%          10%           15%           12%
S&P 500 index                    (5%)          8%           11%            4%


RETURN ON AVERAGE INVESTED CAPITAL. Our return on average invested capital remains very healthy, particularly considering current market conditions. While our returns have recently trended lower, with a slight decline in fiscal 2008 to 17.2%, our returns continue to outpace those of nearly all of our competitors. While we have registered record earnings over the past three years, our recent returns have been diluted by the investments made to acquire Chambord liqueur and Casa Herradura. We believe that our return on average invested capital will increase next fiscal year and continue to improve over the long term, given our positive outlook for earnings growth and careful management of our investment base. Further, we expect our most recent acquisitions to build and enhance our returns, as the new brands have considerable growth potential.

Return on Average Invested Capital:

   Fiscal 2006     21.9%
   Fiscal 2007     17.4%
   Fiscal 2008     17.2%


BUSINESS ENVIRONMENT FOR WINE AND SPIRITS

GENERALLY. Generally. We expect the business climate for distilled spirits to remain solid in the U.S. and our major markets outside the U.S. over the next several years. We are encouraged by the favorable demographic trends in the U.S. Wine and spirits combined have taken market share in beverage alcohol from beer in the U.S. over the last decade. The trend toward premium products also continues, which helps many of our brands.

We see enormous potential for continued growth in the global marketplace. The demographics are strongly in our favor. We have experienced tremendous success in our global expansion since we began the effort almost 15 years ago. While markets outside the U.S. accounted for less than 20% of our net sales in fiscal 1994, in fiscal 2008, for the first time in our company's history, net sales outside the U.S. constituted over 50% of our total net sales. Yet our business today accounts for less than 1% of the global beverage alcohol market. We expect our growth in markets outside the U.S. to surpass our growth in the U.S. We see great opportunity in emerging markets such as Central and Eastern Europe, Russia, and China, as well as countries that some might consider to be developed markets.

We believe our business will benefit from the contributions of Herradura, el Jimador, and other tequila brands we acquired in fiscal 2007, first in the U.S. and Mexico, and then in markets in other parts of the world. We believe these brands have the potential to become significant engines of growth for our business over the next decade and beyond. We expect their consumer appeal and authenticity will enable us to build on our brand-building strengths.

Nevertheless, a slowing economy and less disposable income in the U.S. and other key markets linked to the U.S., such as Western Europe and Mexico, and higher costs for energy and raw materials, temper somewhat our view of the near-term business environment in these markets.

As with spirits, favorable demographic trends should help the top-line growth of our wine brands. However, acceptable profitability remains a challenge for our wine products, due to margin pressure and high fixed costs. We continue to pursue opportunities to improve our overall wine cost structure and the performance of our brands.

PUBLIC ATTITUDES, GOVERNMENT POLICIES. Our ability to market and sell our beverage alcohol products depends heavily on society's attitudes toward drinking and government policies that flow from those attitudes. This is not just a U.S. issue, but one we see increasingly in Europe and around the world. A number of organizations criticize abusive drinking and blame alcohol manufacturers for problems associated with alcohol misuse. Specifically, critics say alcohol companies market their products to encourage underage drinking.

We are extremely careful to market our beverage products only to adults. We were one of the first companies to adopt a comprehensive marketing code governing the sale of our spirits and wine brands. Our marketing code emphasizes the importance of content and placement to minimize exposure to the underaged. We adhere to marketing codes of the Distilled Spirits Council of the United States, the Wine Institute, and the European Forum for Responsible Drinking, among others. We contribute significant resources to The Century Council, an organization that we and other spirits producers created to combat drunk driving and underage drinking. In Europe, we are an active member of similar organizations, including the Portman Group and the Drinkaware Trust in the United Kingdom.

Illegal alcohol consumption by underage drinkers and abusive drinking by a minority of adult drinkers give rise to public issues of great significance. Alcohol critics seek governmental measures to make beverage alcohol more expensive, less available, and more difficult to advertise and promote. We disagree that this is a good strategy to deal with the minority of individuals who abuse alcohol. In our view, society is more likely to curb alcohol abuse by better educating consumers about beverage alcohol and by setting a good example through moderate drinking than by restricting alcohol advertising and sales or by imposing punitive taxes.

Legal or regulatory measures against beverage alcohol (including its advertising and promotion) could hurt our sales. Regulatory measures are a particular concern currently in Europe, where the European Union and many of its member countries are devoting increased attention to more restrictive alcohol policies. In the U.S., distilled spirits are at a marked disadvantage to beer and wine in taxation, access to network television advertising, and in the number and type of sales outlets. Achieving greater cultural acceptance of our products and parity with beer and wine in taxation and access to consumers are major goals that we share with other distillers.

Notably, the World Health Organization (WHO) has begun a major alcohol policy-making process intended to produce a global strategy to combat the misuse of alcohol. While the WHO's global strategy will not carry the force of law, the organization is highly influential, particularly in the developing world. We believe its alcohol policy recommendations will be taken seriously and probably adopted into law in many WHO member states. We are committed to working with the WHO during this policy-making process to ensure that its global strategy is based on sound science and recognizes the critical distinction between the use and abuse of beverage alcohol.

POLICY OBJECTIVES. We believe that beverage alcohol should be regarded like other beneficial products, such as food, pharmaceuticals, and automobiles - all of which can be hazardous if misused by the consumer. Therefore, we encourage the proper use of our products and discourage misuse of alcohol, particularly drinking by those under the legal drinking age. We believe the most powerful way to encourage proper drinking and discourage alcohol abuse is through partnership with parents, schools, law enforcement, and other concerned stakeholders.

We also seek recognition that distilled spirits, wine, and beer are all forms of beverage alcohol, and should be treated on an equal basis by government. Generally speaking, however, and especially in the U.S., distilled spirits are subject to higher taxes per ounce of pure alcohol, are subject to more severe restrictions on the places and hours of sale, and in some venues (such as network TV) are denied the right to advertise. We seek to "level the playing field" for beverage alcohol.

We also seek, for the convenience of our customers, Sunday sales in those U.S. states that still ban them. We encourage rules that liberalize international trade, so that we can expand our international business. We oppose tax increases which make our products more expensive for our consumers, and seek to diminish the tax advantage enjoyed by beer.

TAXES. Like all goods, beverage alcohol sales are sensitive to higher tax rates and tax reforms. No legislation to increase U.S. federal excise taxes on distilled spirits is currently pending, but future excise tax increases are always possible, as are tax increases or changes levied on the broader business community. From time to time, some city and state legislatures increase beverage alcohol taxes. The cumulative effect of such tax changes over time likely would hurt sales. Changes to the U.S. presidency and Congress may lead to significant increases in taxes paid by beverage alcohol producers, as well as the business community at large.

Increased tax rates, advertising restrictions, burdensome labeling requirements, and outmoded product standards affect beverage alcohol in many of our international markets as well. In the past, those changes have not been significant to our overall business, but as our sales outside the U.S. continue to grow and tax regimes in international markets become increasingly onerous for our products, this risk becomes more pronounced. For instance, the Australian government recently and unexpectedly imposed a significant excise tax increase on spirits-based ready-to-drink products, which could impede sales of Jack Daniel's & Cola in that brand's largest market.

THE LITIGATION CLIMATE. Courts have dismissed most of the recent putative class action lawsuits against spirits, beer, and wine manufacturers, including Brown-Forman, which alleged that our marketing causes illegal alcohol consumption by persons under the legal drinking age. The cases not dismissed have been withdrawn voluntarily, and that series of litigation is concluded. However, the attorneys general in a number of U.S. states continue to investigate the trade marketing practices of beverage alcohol producers and wholesalers. Lawsuits or governmental investigations similar to these could hurt our business and the overall industry.

DISTRIBUTION STRATEGY. We use a variety of business models to market and distribute our products. In the U.S., we sell our products to wholesalers through the mandatory three-tier system. In a number of other countries, we rely on other spirits producers to distribute our products. Consolidation among spirits producers overseas or wholesalers in the U.S. could hinder the distribution of our wine and spirits products in the future, but to date this has rarely happened. Wholesalers and distributors typically seek to distribute our premium spirits and wine brands, and we expect that demand to continue.

EXCHANGE RATES. The strength of foreign currencies relative to the U.S. dollar affects sales and the cost of purchasing goods and services in our other markets. This year, a weaker U.S. dollar helped our earnings, particularly in the U.K., Continental Europe, and Australia. We have hedged the majority of our exposure to foreign exchange fluctuation in 2009 by entering into foreign currency forwards and option contracts. However, if the U.S. dollar appreciates significantly, any portion not hedged would affect our business negatively.

DISCONTINUED OPERATIONS

                        Summary of Operating Performance
                (Dollars in millions, except per share amounts)

                                                 2006        2007         2008
                                                 ----        ----         ----

Net sales                                        $166        $ 50         $ --
Operating expenses                               (178)        (53)          --
Impairment charge                                 (60)         (9)          --
Transaction costs                                 (10)         (1)          --
                                                 ----        ----         ----
   Loss before income taxes                       (82)        (13)          --
Income tax benefit                                  7           2           --
                                                 ----        ----         ----
   Net loss from discontinued operations         $(75)       $(11)        $ --
                                                 ====        ====         ====
Loss per share:
   Basic                                        (0.62)      (0.09)          --
   Diluted                                      (0.61)      (0.09)          --


As discussed in Note 2 to the accompanying financial statements, we sold Lenox, Inc. during fiscal 2006, and sold Brooks & Bentley and Hartmann in fiscal 2007. As a result, we have reported them as discontinued operations in the accompanying financial statements.

The net loss from discontinued operations in fiscal 2007 was $11 million compared to a net loss of $75 million in fiscal 2006. Fiscal 2006 included a pre-tax impairment charge and transaction costs totaling $70 million in addition to a loss from the operations of Lenox Inc. incurred during the period before the sale. The fiscal 2007 loss included a pre-tax impairment charge of $9 million. The majority of this impairment related to our decision to sell
Hartmann and to focus our efforts entirely on our beverage business. The $7 million pre-tax impairment charge associated with Hartmann consisted of a goodwill impairment of $4 million and an impairment charge of $3 million that represented the excess of the carrying value of the net assets to be sold over the expected sales proceeds, net of estimated selling costs.

Before we decided to sell Hartmann, no impairment charge was recorded because we believed its operations would generate sufficient future cash flows to enable us to fully recover its carrying amount. The decision to sell Hartmann reflected the Board's opinion that the sum of the price to be obtained from the sale and the strategic value of focusing entirely on our beverage business would be greater than the value of continuing to operate Hartmann.

There was also a $2 million pre-tax impairment charge recorded for Brooks & Bentley in fiscal 2007. This impairment charge reflected a revision to its estimated fair value and costs to sell, based on the negotiations that resulted in its ultimate sale.

LIQUIDITY AND CAPITAL RESOURCES

Our ability to generate cash from operations consistently is one of our most significant financial strengths. Our strong cash flows enable us to pay dividends, pursue brand-building programs, and make strategic acquisitions that we believe will enhance shareholder value. Investment grade ratings of A2 from Moody's and A from Standard & Poor's provide us with financial flexibility when accessing global credit markets. We believe cash flows from operations are more than adequate to meet our expected operating and capital requirements. In fiscal 2008, our cash flow from operations and cash on hand enabled us to fund capital expenditures of $53 million (including property, plant, and equipment and technology software investments), to distribute $362 million to our shareholders (including dividends and the special distribution in May 2007), and to repurchase $223 million of our stock.


Cash Flow Summary
(Dollars in millions)                      2006        2007        2008
                                          ------      ------      ------
Operating activities                      $ 343       $ 355       $ 534

Investing activities:
   Acquisitions                              --      (1,045)          2
   Sale of discontinued operations          205          12          --
   Net (purchase) sale of short-term
    securities                             (160)         74          86
   Additions to property, plant,
    and equipment                           (51)        (58)        (41)
   Other                                      3         (21)        (19)
                                          ------      ------      ------
                                             (3)     (1,038)         28
Financing activities:
   Net (repayment) issuance of debt         (55)        597        (172)
   Acquisition of treasury stock             (3)         --        (223)
   Special distribution to stockholders      --          --        (204)
   Dividends paid                          (128)       (143)       (158)
   Other                                     26          33          21
                                          ------      ------      ------
                                           (160)        487        (736)
                                          ------      ------      ------
Foreign exchange effect                      --           4          10
                                          ------      ------      ------
Change in cash and cash equivalents       $ 180       $(192)      $(164)
                                          ======      ======      ======

Cash provided by operations was $534 million in fiscal 2008 compared to $355 million in fiscal 2007. This increase was driven by higher earnings and a reduction in working capital requirements compared to fiscal 2007, including a refund of taxes received in fiscal 2008 related to the acquisition of Casa Herradura.

Cash provided by investing activities in fiscal 2008 increased $1,066 million compared to fiscal 2007, reflecting the $794 million acquisition of Casa Herradura (including fees) in January 2007 and the $251 million acquisition of Chambord in May 2006.

Cash used for financing activities increased by $1,223 million, primarily reflecting a $769 million change in net debt compared to fiscal 2007 and a $204 million special distribution to shareholders in May 2007. The increase in cash used for financing activities also reflects the repurchase of $223 million of our common stock during fiscal 2008.

In comparing fiscal 2007 with fiscal 2006, cash provided by operations increased $12 million, as a reduction in cash used for discontinued operations following the sale of Lenox, Inc. in fiscal 2006 and higher earnings were partially offset by an increase in working capital requirements. Cash used for investing activities increased by $1,035 million in fiscal 2007, reflecting the acquisitions of Chambord and Casa Herradura for a total of $1,045 million. Cash provided by financing activities increased by $647 million, reflecting the issuance of both commercial paper and long-term debt to finance the acquisition of Casa Herradura.

                          Fiscal 2008 Cash Utilization

Sources of Cash:
   Operating activities                      65%
   Short-term borrowings                     22%
   Short-term investments                    10%
   Stock option exercises                     3%

Uses of Cash:
   Distributions to shareholders             36%
   Long-term debt                            36%
   Share repurchases                         22%
   Capital spending                           5%
   Acquisitions                               1%


CAPITAL EXPENDITURES. Investments in property, plant, and equipment were $51 million in fiscal 2006, $58 million in fiscal 2007, and $41 million in fiscal 2008. Expenditures over the three-year period included investments to maintain, expand, and improve efficiencies of our production operations and to provide capital resources to build our brands.

We expect capital expenditures for fiscal 2009 to be $65 to $75 million, a significant increase compared to our spending over the past three fiscal years. This increase reflects investments to further expand capacity of our production and distribution facilities to meet the continued growing demand for Jack Daniel's and investments behind Casa Herradura. We also plan to continue to invest in technology to understand our consumers better and to sharpen our focus on cost-cutting initiatives to combat rising raw material and fuel costs. We
expect  to  fund  fiscal  2009  capital   expenditures  with  cash  provided  by
operations.

SHARE REPURCHASES. In March 2003, we repurchased 7.9 million shares of our common stock for $561 million, including transaction costs, through a "Dutch auction" tender offer. We financed the repurchase by issuing $600 million in debt; of this amount, $250 million was repaid in March 2006, and the remaining $350 million was repaid in March 2008 with existing commercial paper capacity.

In November 2007, our Board of Directors authorized the repurchase of up to $200 million of outstanding Class A and Class B common stock subject to market and Securities and Exchange Committee rules, and certain other conditions. We completed the $200 million repurchase plan in March 2008.

Under the plan, we repurchased a total of 2,977,250 shares (42,600 of Class A and 2,934,650 of Class B) for $200 million. The average repurchase price per share, including commissions, was $68.76 for Class A and $67.17 for Class B.

Separately, under an agreement approved in May 2007 by a committee of our Board of Directors composed exclusively of non-family directors, approximately $22 million in share repurchases was purchased from one or more trusts beneficially owned by a Brown family member. Additionally, approximately $1 million was paid in exchange for shares surrendered by two employees to satisfy income tax withholding obligations, in accordance with our policy.

LIQUIDITY. We access short-term capital markets by issuing commercial paper, backed by a bank credit agreement for $800 million that expires in fiscal 2012. This credit agreement provides us with an immediate, continuing liquidity source. At April 30, 2008, we had no outstanding borrowings under it.

In January 2007, we filed a shelf registration with the SEC for an undetermined amount of securities that gives us prompt access to longer term financing.

ACQUISITIONS. Effective May 31, 2006, we completed the acquisition of Chambord liqueur and all related assets from Chatam International Incorporated and its operating subsidiary, Charles Jacquin et Cie Inc., for $251 million, including transaction costs. The acquisition consisted primarily of the Chambord brand name and goodwill, to which we allocated $116 million and $127 million of the purchase price, respectively.

On January 18, 2007, we completed the acquisition of substantially all of the assets of Casa Herradura and its affiliates relating to its tequila business, including the Herradura and el Jimador tequilas, the New Mix tequila-based ready-to-drink brand, the trade names and trademarks associated with those brands and other acquired brands, as well as related production facilities and the sales, marketing, and distribution organization in Mexico. The cost of the acquisition, including transaction costs and fees, was $794 million, which we allocated to the acquired assets and liabilities (see Note 3 to the accompanying consolidated financial statements). We financed the acquisition with approximately $114 million of cash and approximately $680 million of commercial paper, $400 million of which was subsequently replaced with long-term debt.

In May 2007, we ended our joint ventures in the tequila business with the Orendain family of Mexico. We had shared ownership of the "Don Eduardo" and other Orendain trademarks and related intellectual property with the Orendain family since 1999 through two joint venture companies: Tequila Orendain de Jalisco (TOJ) and BFC Tequila Limited (BFCTL). TOJ produced the tequila and held the trademarks in Mexico. BFCTL owned the trademarks for all markets excluding Mexico. Upon ending the joint ventures, we acquired the remaining portion of the global trademark for the Don Eduardo super-premium tequila brand that we did not already own. In exchange, we paid $12 million to the other shareholders of TOJ and BFCTL and surrendered to them our interest in all other Orendain trademarks previously owned by these two companies. Although we expect to continue to grow the Don Eduardo brand, these two former joint ventures were not material to our consolidated results of operations or financial position.

SPECIAL DISTRIBUTION. On March 22, 2007, our Board of Directors approved the distribution to shareholders of the $204 million in cash received (net of transaction fees) from the sale of Lenox, Inc. and Brooks & Bentley. The distribution of $1.653 per share was made on May 10, 2007, to shareholders of record on April 5, 2007. The Internal Revenue Service has issued to us a private letter ruling stating that the special distribution will be treated as a distribution in partial liquidation pursuant to Sections 302(b)(4) and 302(e)(1) of the Internal Revenue Code.

LONG-TERM OBLIGATIONS

We have long-term obligations related to contracts, leases, employee benefit plans, and borrowing arrangements that we enter into in the normal course of business (see Notes 5, 7 and 12 to the accompanying consolidated financial statements). The following table summarizes the amounts of those obligations as of April 30, 2008, and the years when those obligations must be paid:

Long-Term Obligations(1)                                   2010-     After
(Dollars in millions)                    Total     2009     2013      2013
                                         -----     ----     ----      ----
Long-term debt                           $ 421     $  4      $414     $  3
Interest on long-term debt                  68       21        47       --
Grape purchase obligations                 107       29        57       21
Operating leases                            56       17        35        4
Postretirement benefit obligations(2)        7        7       n/a      n/a
Agave purchase obligations(3)              n/a      n/a       n/a      n/a
                                         -----     ----      ----     ----
Total                                    $ 659     $ 78      $553     $ 28
                                         =====     ====      ====     ====

 (1) Excludes reserves for tax uncertainties as we are unable to reasonably predict the ultimate amount or timing of settlement.
 (2) As of April 30, 2008, we have unfunded pension and other postretirement benefit obligations of $105 million. Because the specific periods in which those obligations will be funded are not determinable, no amounts related to those obligations are reflected in the above table other than the $7 million of expected contribution in fiscal 2009. Historically, we have generally funded these obligations with the minimum annual contribution required by ERISA, but we may elect to contribute more than the minimum amount in future years.
 (3) As discussed in Note 5 to the accompanying consolidated financial statements, we have obligations to purchase agave, a plant whose sap forms the raw material for tequila. Because the specific periods in which those obligations will be paid are not determinable, no amounts related to those obligations are reflected in the table above. However, as of April 30, 2008, based on current market prices, obligations under these contracts totaled $22 million.

We expect to meet these obligations with internally generated funds.


MARKET RISKS

We are exposed to market risks arising from adverse changes in commodity prices affecting the cost of our raw materials and energy, foreign exchange rates, and interest rates. We try to manage risk responsibly through a variety of strategies, including production initiatives and hedging strategies. Our foreign currency hedging contracts are subject to changes in exchange rates, our commodity futures and option contracts are subject to changes in commodity prices, and some of our debt obligations are subject to changes in interest rates. We discuss these contracts below and also provide a sensitivity analysis.

See Note 5 to our consolidated financial statements for details on our grape and agave purchase obligations, which are also exposed to commodity price risk, and "Critical Accounting Estimates" for a discussion of our pension and other postretirement plans' exposure to interest rate risks.

See "Important Information Regarding Forward-Looking Statements" (page 51) for details on how economic conditions affecting market risks also affect the demand for and pricing of our products.

FOREIGN EXCHANGE. We estimate that our foreign currency revenues will exceed our foreign currency expenses by $470 million in fiscal 2009. To the extent that this foreign currency exposure is not hedged, our results of operations and financial position improve when the U.S. dollar weakens against foreign currencies and decline when the dollar strengthens against them. However, we routinely use foreign currency forward and option contracts to hedge our foreign exchange risk. If these contracts work as intended, we will not recognize any unrealized gains or losses on them until we recognize the underlying hedged transactions in earnings. At April 30, 2008, our foreign currency hedges had a notional value of $342 million and a net unrealized loss of $9 million.

With our hedging program, we estimate that, for the currencies in which we do business, if the value of the U.S. dollar were to average 10% higher in fiscal 2009 than in fiscal 2008, our fiscal 2009 operating income would decrease by $19 million. Conversely, a 10% average decline in the value of the dollar would increase operating income by $31 million.

COMMODITY PRICES. Commodity prices are affected by weather, supply and demand conditions, and other geopolitical and economic variables. We use futures contracts and options to reduce the price volatility of some commodities, primarily corn. At April 30, 2008, we had outstanding hedge positions on approximately 3 million bushels of corn with unrealized gains of $4 million. We estimate that a 10% decrease in corn prices would reduce the unrealized gain at April 30, 2008, by $2 million. We expect to mitigate the effect of increases in our raw material and energy costs through our hedging strategies, ongoing production initiatives, and select increases in prices for our brands.

INTEREST RATES. Our short-term investments and our variable-rate debt are exposed to the risk of changes in interest rates. We offset a portion of this risk by entering into an interest rate swap which fixed the rate on $75 million of our variable-rate notes for the nine-month period ending July 1, 2008. Based on the April 30, 2008 balances of variable-rate debt and investments, a 1% point increase in interest rates would increase our annual interest expense (net of interest income on cash and short-term investments) by $6 million.

CRITICAL ACCOUNTING ESTIMATES

Our financial statements reflect certain estimates involved in applying the following critical accounting policies that entail uncertainties and subjectivity. Using different estimates could have a material effect on our operating results and financial condition.

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

We assess our brand names and goodwill for impairment at least annually to ensure that estimated future cash flows continue to exceed the related book value. A brand name is impaired if its book value exceeds its fair value. Goodwill is evaluated for impairment if the book value of its reporting unit exceeds its estimated fair value. Fair value is determined using discounted estimated future cash flows, with consideration of market values for similar assets when available. If the fair value of an evaluated asset is less than its book value, the asset is written down to its estimated fair value.

Considerable management judgment is necessary to assess impairment and estimate fair value. The assumptions used in our evaluations, such as forecasted growth rates and cost of capital, are consistent with our internal projections and operating plans.

PROPERTY, PLANT, AND EQUIPMENT. We depreciate our property, plant, and equipment on a straight-line basis using our estimates of useful life, which are 20 to 40 years for buildings and improvements, 3 to 10 years for machinery, equipment, vehicles, furniture, and fixtures, and 3 to 7 years for capitalized software.

We assess our property, plant, and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset or asset group may not be recoverable. Fair value is determined using discounted estimated future cash flows, with consideration of market values for similar assets when available. If the fair value of an evaluated asset is less than its book value, we write it down to its estimated fair value.

Considerable management judgment is necessary to assess impairment and estimate fair value. Assumptions used in these evaluations are consistent with our internal projections and operating plans.

PENSION AND OTHER POSTRETIREMENT BENEFITS. We sponsor various defined benefit pension plans as well as postretirement plans providing retiree health care and retiree life insurance benefits. Benefits are based on such factors as years of service and compensation level during employment. The benefits expected to be paid are expensed over the employees' expected service. This requires us to make certain assumptions to determine the net benefit expense and obligations, such as interest rates, return on plan assets, the rate of salary increases, expected service, and health care cost trend rates.

The assets, obligations, and assumptions used to measure pension and retiree medical expenses are determined as of January 31 of the preceding year ("measurement date"). Because obligations are measured on a discounted basis, the discount rate is a significant assumption. It is based on interest rates for high-quality, long-term corporate debt at each measurement date. The expected return on pension plan assets is based on our historical experience and our expectations for long-term rates of return. The other assumptions also reflect our historical experience and management's best judgment regarding future expectations. We review our assumptions on each annual measurement date. As of April 30, 2008, we have increased the discount rate for pension obligations from 6.04% to 6.64%, and for other postretirement benefit obligations from 5.98% to 6.45%. Pension and postretirement benefit expense for fiscal 2009 is estimated to be approximately $20 million, compared to $25 million for fiscal 2008. A decrease/increase in the discount rate of 25 basis points would increase/decrease the fiscal 2009 expense by approximately $2 million.

Income taxes. Our annual effective tax rate is based on our income and the statutory tax rates in the various jurisdictions where we do business. In fiscal 2008, our annual income tax rate for continuing operations was 31.7%, unchanged from fiscal 2007. During fiscal 2008, our effective tax rate was favorably affected by an increase in the net reversal of uncertain tax positions in accordance with the effective settlement of each item. This positive factor was offset primarily by additional taxes related to a tax law change in Mexico (effective January 1, 2008) and the absence of benefits received in fiscal 2007 from investments in tax-exempt securities.

Significant judgment is required in evaluating our tax positions. We establish reserves when we believe that certain positions are likely to be challenged and may not succeed, despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing circumstances, such as the progress of a tax audit. We believe current reserves are appropriate for all known contingencies, but this situation could change.

Several years can elapse before we can resolve a particular matter for which we have established a reserve. Although predicting the final outcome or the timing of resolution of any particular tax matter can be difficult, we believe that our reserves reflect the likely outcome of known tax contingencies. Unfavorable settlement of any particular issue could require use of our cash; whereas a favorable resolution could result in either reduced cash tax payments, or the reversal of previously established reserves or some combination of these which could result in a reduction to our effective tax rate upon resolution.

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

RECENT ACCOUNTING PRONOUNCEMENTS. See Note 1 to the accompanying consolidated financial statements.

                                  Brown-Forman
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Expressed in millions, except per share amounts)
--------------------------------------------------------------------------------
Year Ended April 30,                            2006         2007         2008
--------------------------------------------------------------------------------
Net sales                                      $2,412       $2,806       $3,282
Excise taxes                                      468          588          700
Cost of sales                                     636          737          887
                                               --------------------------------

   Gross profit                                 1,308        1,481        1,695


Advertising expenses                              323          361          415
Selling, general, and administrative expenses     469          535          592
Amortization expense                               --            2            5
Other income, net                                 (47)         (19)          (2)
                                               --------------------------------
   Operating income                               563          602          685


Interest income                                    14           18            8
Interest expense                                   18           34           49
                                               --------------------------------
   Income from continuing operations
    before income taxes                           559          586          644

Income taxes                                      164          186          204
                                               --------------------------------
   Income from continuing operations              395          400          440

Loss from discontinued operations,
 net of income taxes                              (75)         (11)          --
                                               --------------------------------
   Net income                                  $  320       $  389       $  440
                                               ================================

Basic earnings (loss) per share:
   Continuing operations                       $ 3.24       $ 3.26       $ 3.59
   Discontinued operations                      (0.62)       (0.09)          --
                                               --------------------------------
      Total                                    $ 2.62       $ 3.17       $ 3.59
                                               ================================

Diluted earnings (loss) per share:
   Continuing operations                       $ 3.20       $ 3.22       $ 3.55
   Discontinued operations                      (0.61)       (0.09)          --
                                               --------------------------------
      Total                                    $ 2.60       $ 3.14       $ 3.56
                                               ================================

Note: Earnings (loss) per share amounts for continuing operations and discontinued operations may not add to total amount for the company due to rounding.

The accompanying notes are an integral part of the consolidated financial statements.

                                  Brown-Forman
                           CONSOLIDATED BALANCE SHEETS
          (Expressed in millions, except share and per share amounts)
--------------------------------------------------------------------------------
April 30,                                                    2007          2008
--------------------------------------------------------------------------------
Assets
------
Cash and cash equivalents                                   $ 283         $ 119
Short-term investments                                         86            --
Accounts receivable, less allowance for doubtful
   accounts of $22 in 2007 and $19 in 2008                    404           453
Inventories:
   Barreled whiskey                                           303           311
   Finished goods                                             151           155
   Work in process                                            198           179
   Raw materials and supplies                                  42            40
                                                           ---------------------
      Total inventories                                       694           685
Current portion of deferred income taxes                       76           102
Other current assets                                           92            97
                                                           ---------------------
Total Current Assets                                        1,635         1,456

Property, plant, and equipment, net                           506           501
Prepaid pension cost                                           23            23
Goodwill                                                      670           688
Other intangible assets                                       684           699
Other assets                                                   33            38
                                                           ---------------------
Total Assets                                               $3,551        $3,405
                                                           =====================

Liabilities
-----------
Accounts payable and accrued expenses                       $ 361        $  380
Accrued income taxes                                           27            15
Payable to stockholders                                       204            --
Short-term borrowings                                         401           585
Current portion of long-term debt                             354             4
                                                           ---------------------
Total Current Liabilities                                   1,347           984

Long-term debt, less unamortized
 discount of $1 in 2007 and $0 in 2008                        422           417
Deferred income taxes                                          56            89
Accrued pension and other postretirement benefits             123           121
Other liabilities                                              30            69
                                                           ---------------------
Total Liabilities                                           1,978         1,680
                                                           ---------------------
Commitments and contingencies

Stockholders' Equity
--------------------
Common Stock:
  Class A, voting, $0.15 par value
   (57,000,000 shares authorized;
    56,925,000 shares issued)                                   9             9
  Class B, nonvoting, $0.15 par value
   (100,000,000 shares authorized;
    69,188,000 shares issued)                                  10            10
Additional paid-in capital                                     64            74
Retained earnings                                           1,649         1,931
Accumulated other comprehensive income (loss):
  Pension and other postretirement benefits adjustment        (99)          (88)
  Cumulative translation adjustment                            46            99
  Unrealized loss on cash flow hedge contracts                 (4)           (6)
Treasury stock, at cost
 (2,833,000 and 5,522,000 shares
  in 2007 and 2008, respectively)                            (102)         (304)
                                                           ---------------------
Total Stockholders' Equity                                  1,573         1,725
                                                           ---------------------
Total Liabilities and Stockholders' Equity                 $3,551        $3,405
                                                           =====================

The accompanying notes are an integral part of the consolidated financial statements.

                                  Brown-Forman
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Expressed in millions)
--------------------------------------------------------------------------------
Year Ended April 30,                                   2006      2007      2008
--------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                         $ 320     $ 389     $ 440
   Adjustments to reconcile net income to
    net cash provided by operations:
      Net loss from discontinued operations              75        11        --
      Depreciation and amortization                      42        44        52
      Stock-based compensation expense                    9         8        10
      Deferred income taxes                             (33)       (7)        5
      Other                                              (2)      (11)       (3)
      Change in assets and liabilities, excluding
       the effects of businesses acquired or sold:
         Accounts receivable                            (21)      (47)      (43)
         Inventories                                    (37)      (41)       (3)
         Other current assets                            (7)       (9)       (4)
         Accounts payable and accrued expenses            3        14        21
         Accrued income taxes                             7       (20)      (12)
         Noncurrent assets and liabilities                5        18        71
   Net cash provided by (used for) operating
    activities of discontinued operations               (18)        6        --
                                                       -------------------------
      Cash provided by operating activities             343       355       534
                                                       -------------------------

Cash flows from investing activities:
   Acquisition of businesses, net of cash acquired       --    (1,045)        2
   Acquisition of distribution rights                    --       (25)       --
   Acquisition of brand names and trademarks             (1)       --       (13)
   Proceeds from sale of discontinued operations        205        12        --
   Purchase of short-term investments                  (388)     (249)       --
   Sale of short-term investments                       228       323        86
   Additions to property, plant, and equipment          (51)      (58)      (41)
   Proceeds from sale of property, plant,
    and equipment                                         7        14         6
   Computer software expenditures                        --        (9)      (12)
   Net cash used for investing activities
    of discontinued operations                           (3)       (1)       --
                                                       -------------------------
      Cash (used for) provided by
       investing activities                              (3)   (1,038)       28
                                                       -------------------------

Cash flows from financing activities:
   Net change in short-term borrowings                  225       178       184
   Proceeds from long-term debt                          --       421        --
   Repayment of long-term debt                         (280)       (2)     (356)
   Debt issuance costs                                   --        (2)       --
   Proceeds from exercise of stock options               19        27        11
   Excess tax benefits from stock options                 7         8        10
   Acquisition of treasury stock                         (3)       --      (223)
   Special distribution to stockholders                  --        --      (204)
   Dividends paid                                      (128)     (143)     (158)
                                                       -------------------------
      Cash (used for) provided by
       financing activities                            (160)      487      (736)
                                                       -------------------------
Effect of exchange rate changes
 on cash and cash equivalents                            --         4        10
                                                       -------------------------

Net increase (decrease) in cash and cash equivalents    180      (192)     (164)

Cash and cash equivalents, beginning of year            295       475       283
                                                       -------------------------
Cash and cash equivalents, end of year                 $475      $283      $119
                                                       =========================

Supplemental disclosure of cash paid for:
   Interest                                            $ 21      $ 32      $ 50
   Income taxes                                        $188      $205      $236


The accompanying notes are an integral part of the consolidated financial statements.

                                  Brown-Forman
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           (Dollars expressed in millions, except per share amounts)
--------------------------------------------------------------------------------
Year Ended April 30,                                   2006      2007      2008
--------------------------------------------------------------------------------

Class A Common Stock                                    $ 9       $ 9       $ 9

Class B Common Stock                                     10        10        10

Additional Paid-in Capital:
   Balance at beginning of year                          34        47        64
   Stock issued under compensation plans                 --         2         3
   Stock-based compensation expense                       8         6         6
   Adjustment for stock option exercises                 (3)        1        (9)
   Excess tax benefits from stock options                 8         8        10
                                                    ----------------------------
   Balance at end of year                                47        64        74
                                                    ----------------------------
Retained Earnings:
   Balance at beginning of year                       1,415     1,607     1,649
   Net income                                           320       389       440
   Cash dividends ($1.05, $1.165, and $1.285 per
    share in 2006, 2007, and 2008, respectively)       (128)     (143)     (158)
   Special cash distribution to
    stockholders ($1.6533 per share in 2007)             --      (204)       --
                                                    ----------------------------
   Balance at end of year                             1,607     1,649     1,931
                                                    ----------------------------
Treasury Stock, at cost:
   Balance at beginning of year                        (147)     (128)     (102)
   Acquisition of treasury stock                         (3)       --      (223)
   Stock issued under compensation plans                 21        24        17
   Stock-based compensation expense                       1         2         4
                                                    ----------------------------
   Balance at end of year                              (128)     (102)     (304)
                                                    ----------------------------
Accumulated Other Comprehensive Income (Loss):
   Balance at beginning of year                         (11)       18       (57)
   Net other comprehensive income                        29        19        62
   Adjustment to initially apply SFAS 158,
    net of tax of $60 (Note 12)                          --       (94)       --
                                                    ----------------------------
   Balance at end of year                                18       (57)        5
                                                    ----------------------------
Total Stockholders' Equity                           $1,563    $1,573    $1,725
                                                    ============================
Comprehensive Income:
   Net income                                          $320      $389      $440
   Other comprehensive income (loss):
      Foreign currency translation adjustment            (3)       22        53
      Pension and other postretirement benefits
       adjustment, net of tax of $(21), $1,
       and $9 in 2006, 2007, and 2008, respectively      33        (1)       11
      Amounts related to cash flow hedges:
         Reclassification to earnings,
          net of tax of $2, $(2), and $(4)
          in 2006, 2007, and 2008, respectively          (4)        3         7
         Net gain (loss) on hedging instruments,
          net of tax of $(2), $3, and $6
          in 2006, 2007, and 2008, respectively           3        (6)       (9)
                                                    ----------------------------
            Net other comprehensive income               29        18        62
                                                    ----------------------------
   Total Comprehensive Income                          $349      $407      $502
                                                    ============================

Class A Common Shares Outstanding (in thousands):
   Balance at beginning of year                      56,782    56,829    56,870
   Acquisition of treasury stock                         --        --      (340)
   Stock issued under compensation plans                 47        41        43
                                                    ----------------------------
   Balance at end of year                            56,829    56,870    56,573
                                                    ----------------------------
Class B Common Shares Outstanding (in thousands):
   Balance at beginning of year                      65,106    65,636    66,367
   Acquisition of treasury stock                        (91)       --    (2,937)
   Stock issued under compensation plans                621       731       589
                                                    ----------------------------
   Balance at end of year                            65,636    66,367    64,019
                                                    ----------------------------
Total Common Shares Outstanding (in thousands)      122,465   123,237   120,592
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

SHORT-TERM   INVESTMENTS.   Short-term   investments  consist  of  auction  rate
securities and variable-rate demand notes. These investments are classified as available-for-sale and recorded at cost, which approximated fair value.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We evaluate the collectibility of accounts receivable based on a combination of factors. When we are aware of circumstances that may impair a specific customer's ability to meet its financial obligations, we record a specific allowance to reduce the net recognized receivable to the amount we reasonably believe will be collected.

INVENTORIES. We state inventories at the lower of cost or market, with approximately 62% of consolidated inventories being valued using the last-in, first-out (LIFO) method. Other inventories are valued using the first-in, first-out (FIFO) method. If the FIFO method had been used, inventories would have been $126 and $150 higher than reported at April 30, 2007 and 2008, respectively. FIFO cost approximates current replacement cost.

Whiskey must be barrel-aged for several years, so we bottle and sell only a portion of our whiskey inventory each year. Following industry practice, we classify all barreled whiskey as a current asset. We include warehousing, insurance, ad valorem taxes, and other carrying charges applicable to barreled whiskey in inventory costs.

We classify bulk wine and agave inventories as work in process.

PROPERTY, PLANT, AND EQUIPMENT. We state property, plant, and equipment at cost less accumulated depreciation. We calculate depreciation on a straight-line basis over the estimated useful lives of the assets as follows: 20 to 40 years for buildings and improvements; 3 to 10 years for machinery, equipment, vehicles, furniture, and fixtures; and 3 to 7 years for capitalized software costs.

We assess our property, plant, and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset or asset group may not be recoverable. Fair value is determined using discounted estimated future cash flows, with consideration of market values for similar assets when available. If the fair value of an evaluated asset is less than its book value, we write it down to its estimated fair value.

GOODWILL AND OTHER INTANGIBLE ASSETS. We assess our goodwill and other intangible assets for impairment at least annually. If the fair value of an evaluated asset is less than its book value, the asset is written down to its estimated fair value. Fair value is determined using discounted estimated future cash flows, with consideration of market values for similar assets when available.

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

SALES DISCOUNTS. Sales discounts, which are recorded as a reduction of net sales, totaled $157, $242, and $303 for 2006, 2007, and 2008, respectively.

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

The following table presents information concerning basic and diluted earnings per share:

Year Ended April 30,                                 2006       2007       2008
--------------------------------------------------------------------------------
Basic and diluted net income (loss):
   Continuing operations                             $395       $400       $440
   Discontinued operations                            (75)       (11)        --
                                                  ------------------------------
      Total                                          $320       $389       $440
                                                  ==============================

Share data (in thousands):
   Basic average common shares outstanding        122,094    122,868    122,464
   Dilutive effect of non-vested restricted stock      31         59         91
   Dilutive effect of stock options and SSARs       1,314      1,274      1,054
                                                  ------------------------------
      Diluted average common shares outstanding   123,439    124,201    123,609
                                                  ==============================

Basic earnings (loss) per share:
   Continuing operations                            $3.24      $3.26      $3.59
   Discontinued operations                          (0.62)     (0.09)        --
                                                  ------------------------------
      Total                                         $2.62      $3.17      $3.59
                                                  ==============================

Diluted earnings (loss) per share:
   Continuing operations                            $3.20      $3.22      $3.55
   Discontinued operations                          (0.61)     (0.09)        --
                                                  ------------------------------
      Total                                         $2.60      $3.14      $3.56
                                                  ==============================

Note: Earnings (loss) per share amounts for continuing operations and discontinued operations may not add to total amount for the company due to rounding.


Stock-based awards for approximately 333,000 common shares and 756,000 common shares were excluded from the calculation of diluted earnings per share for 2007 and 2008, respectively, because the exercise price of the awards was greater than the average market price of the shares.

In November 2007, our Board of Directors authorized the repurchase of up to $200 of outstanding Class A and Class B common stock, subject to market and certain other conditions. We completed that share repurchase plan in March 2008. Under the plan, we repurchased a total of 2,977,250 shares (42,600 of Class A and 2,934,650 of Class B) for $200. The average repurchase price per share, including commissions, was $68.76 for Class A and $67.17 for Class B.

STOCK-BASED COMPENSATION. Our stock-based compensation plan requires that we purchase shares to satisfy stock-based compensation requirements, thereby avoiding future dilution of earnings that would occur from issuing additional shares. We acquire treasury shares from time to time in anticipation of these requirements. We intend to hold enough treasury stock so that the number of diluted shares never exceeds the original number of shares outstanding at the inception of the stock-based compensation plan (as adjusted for any share issuances unrelated to the plan). The extent to which the number of diluted shares exceeds the number of basic shares is determined by how much our stock price has appreciated since the stock-based compensation was awarded, not by how many treasury shares we have acquired.

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

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.

In December 2007, the FASB issued SFAS 141(R),  "Business  Combinations,"  which
establishes   accounting   principles  and  disclosure   requirements   for  all
transactions in which a company obtains control over another business.

In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements," which prescribes the accounting by a parent company for minority interests held by other parties in a subsidiary of the parent company.

In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities," which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.

SFAS 157 and SFAS 159 become effective as of the beginning of our 2009 fiscal year. However, the FASB has deferred, until the beginning of our 2010 fiscal year, the effective date of SFAS 157 as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 141(R) and SFAS 160 become effective as of the beginning of our 2010 fiscal year, while SFAS 161 becomes effective as of the end of our 2009 fiscal year. We do not expect our adoption of these pronouncements to have a material impact on our financial statements.

2.  DISCONTINUED OPERATIONS

We sold our wholly-owned subsidiary Lenox, Inc. ("Lenox") during fiscal 2006. In connection with the sale, we recognized a non-cash impairment charge of $60 in July 2005. The impairment charge represented the excess of the carrying value of the net assets sold over the expected sales proceeds. We also incurred transaction costs related to the sale, including legal, tax, and actuarial expenses, transaction success payments, and investment banking fees.

Lenox's results of operations and the impairment charge and other transaction costs have been classified as discontinued operations, net of income taxes, in the accompanying consolidated statements of operations for fiscal 2006.

After we sold Lenox, we retained ownership of Brooks & Bentley, a former Lenox subsidiary located in the U.K. We sold Brooks & Bentley in 2007. After reviewing various strategic alternatives, we also sold our wholly-owned subsidiary Hartmann, Inc. ("Hartmann") in 2007. Accordingly, the operating results of Brooks & Bentley and Hartmann are classified as discontinued operations in the accompanying consolidated statements of operations. The results of discontinued operations for 2007 include a $9 impairment charge. The majority of this impairment relates to the decision made in 2007 by our Board of Directors to sell Hartmann and to focus our efforts entirely on our beverage business. The $7 pre-tax impairment charge associated with Hartmann consisted of a goodwill impairment of $4 and an impairment charge of $3 that represented the excess of the carrying value of the net assets to be sold over the expected sales proceeds, net of estimated costs to sell.

Before we decided to sell Hartmann, no impairment charge was recorded because we believed its operations would generate sufficient future cash flows to enable us to fully recover its carrying amount. The decision to sell Hartmann reflected the Board's opinion that the sum of the price to be obtained from the sale and the strategic value of focusing entirely on our beverage business would be greater than the value of continuing to operate Hartmann.

There was also a $2 pre-tax impairment charge recorded in 2007 for Brooks & Bentley. This impairment charge reflected a revision to its estimated fair value and costs to sell, based on the negotiations that resulted in its ultimate sale.

A summary of discontinued operations follows:

--------------------------------------------------------------------------------
Year Ended April 30,                             2006         2007         2008
--------------------------------------------------------------------------------
Net sales                                       $ 166        $  50        $  --
Operating expenses                               (178)         (53)          --
Impairment charge                                 (60)          (9)          --
Transaction costs                                 (10)          (1)          --
                                                --------------------------------
   Loss before income taxes                       (82)         (13)          --

Income tax benefit                                  7            2           --
                                                --------------------------------
   Net loss from discontinued operations        $ (75)       $ (11)       $  --
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

CASA HERRADURA. In January 2007, we completed the acquisition contemplated in an August 2006 asset purchase agreement among Jose Guillermo Romo de la Pena; Luis Pedro Pablo Romo de la Pena; Grupo Industrial Herradura, S.A. de C.V. ("Casa Herradura"); certain of their respective affiliates; Brown-Forman; and Brown-Forman Tequila Mexico, S. de R.L. de C.V., a subsidiary of Brown-Forman. We acquired substantially all of the assets of Casa Herradura and its affiliates relating to its tequila business, including the Herradura and el Jimador tequilas, the New Mix tequila-based ready-to-drink brand, the trade names and trademarks associated with such brands and other acquired brands, as well as related production facilities and the sales, marketing, and distribution organization in Mexico.

We believe this acquisition provides us with several strategic opportunities, including the ownership of two strong, established brands, Herradura and el Jimador, which compete at the super-premium and premium levels, respectively, in the world's largest tequila markets - the U.S. and Mexico. In addition, we believe the growth potential for these brands is very attractive based on the fact that tequila is one of the fastest-growing spirits category in both markets. We expect these brands will help advance our entire business within the Hispanic population, which is the fastest growing demographic segment in the U.S., and increase our participation in the popular cocktail culture of the U.S., where the tequila-based margarita is the most frequently called-for mixed drink. We believe the el Jimador ready-to-drink brand extension, New Mix, which is the category leader in the Mexican market, also has growth potential. We also believe the infrastructure in Mexico will give us a strong business platform to advance our portfolio in an important international market where we have historically had very little presence. We expect to leverage our current distribution network outside of Mexico, allowing us to grow sales of these super-premium and premium brands in the U.S. and to expand the brands' presence in the rest of the world, where the opportunities for growth appear numerous given the very limited distribution of tequila. Finally, by expanding and diversifying our portfolio, we believe that these brands will provide us with additional clout with our distributors and that the brands' performance will benefit significantly from our strong brand-building skills. These factors contributed to a purchase price that resulted in the recognition of the goodwill shown on the next page.

The cost of the acquisition was $794, including transaction costs of $16, and was allocated based on management's estimates as follows:

Cash                                                     $   2
Accounts receivable                                         39
Inventories                                                124
Other current assets                                        48
Property, plant, and equipment                              65
Deferred income taxes                                        4
Goodwill                                                   355
Trademarks and brand names                                 215
                                                          ----
   Total assets                                            852
                                                          ----

Accounts payable and accrued expenses                       52
Long-term debt                                               1
Other noncurrent liabilities                                 5
                                                          ----
   Total liabilities                                        58
                                                          ----
   Net assets acquired                                    $794
                                                          ====

Standard valuation procedures were used in determining the fair value of the acquired trademarks and brand names, which were determined to have indefinite lives. We expect the entire goodwill amount of $355 to be deductible for tax purposes.

We financed the acquisition with approximately $114 of cash and approximately $680 of commercial paper, $400 of which was subsequently replaced with long-term debt.

4.  GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the changes in the amounts recorded as goodwill over the past two years:

   Balance as of April 30, 2006                   $192
   Acquisition of Chambord (Note 3)                127
   Acquisition of Casa Herradura (Note 3)          346
   Foreign currency translation adjustment           5
                                                  ----
   Balance as of April 30, 2007                    670
   Casa Herradura purchase price finalization        8
   Foreign currency translation adjustment          10
                                                  ----
   Balance as of April 30, 2008                   $688
                                                  ====

In May 2007, we ended our joint ventures in the tequila business with the Orendain family of Mexico. We had shared ownership of the "Don Eduardo" and other "Orendain" trademarks and related intellectual property with the Orendain family since 1999 through two joint venture companies: Tequila Orendain de Jalisco (TOJ) and BFC Tequila Limited (BFCTL). TOJ produced the tequila and held the trademarks in Mexico. BFCTL owned the trademarks for all markets excluding Mexico. Upon ending the joint ventures (which were not material to our consolidated results of operations or financial position), we acquired the remaining portion of the global trademark for the Don Eduardo super-premium tequila brand that we did not already own. In exchange, we paid $12 to the other shareholders of TOJ and BFCTL and surrendered to them our interest in all other Orendain trademarks previously owned by these two companies.

As of April 30, 2007 and 2008, our other intangible assets consisted of:

                                        Gross Carrying          Accumulated
                                            Amount              Amortization
                                        2007     2008          2007      2008

Finite-lived intangible assets:
   Customer relationships               $  4     $ --          $ --      $ --
   Distribution rights                    25       25            (2)       (7)
                                        ----     ----          -----     -----
                                        $ 29     $ 25          $ (2)     $ (7)
                                        ====     ====          =====     =====
Indefinite-lived intangible assets:
   Trademarks and brand names           $657     $681          $ --      $ --


Amortization expense related to intangible assets was $2 in 2007 and $5 in 2008. We expect to recognize amortization expense of $5 in 2009, $5 in 2010, $5 in 2011, and $3 in 2012. However, actual amounts of future amortization expense may differ due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, purchase price reallocations, and other events.


5. COMMITMENTS

We have contracted with various growers and wineries to supply some of our future grape and bulk wine requirements. Many of these contracts call for prices to be determined by market conditions, but some contracts provide for minimum purchase prices that may exceed market prices. We have total purchase obligations related to both types of contracts of $29 in 2009, $22 in 2010, $16 in 2011, $11 in 2012, $8 in 2013, and $21 after 2013.

We also have contracts for the purchase of agave, which is used to produce tequila. These contracts provide for prices to be determined based on market conditions at the time of harvest, which, although not specified, is expected to occur over the next 10 years. As of April 30, 2008, based on current market prices, obligations under these contracts totaled $22.

We made rental payments for real estate, vehicles, and office, computer, and manufacturing equipment under operating leases of $16 in 2006, $19 in 2007, and $19 in 2008. We have commitments related to minimum lease payments of $17 in 2009, $14 in 2010, $11 in 2011, $6 in 2012, $4 in 2013, and $4 after 2013.

6. CREDIT FACILITIES

We have a committed revolving credit agreement with various domestic and international banks for $800 that expires in fiscal 2012. Its most restrictive covenant requires that our consolidated EBITDA (as defined in the agreement) to consolidated interest expense not be less than a ratio of 3 to 1. At April 30, 2008, we were within this covenant's parameters. At April 30, 2008, we also had the ability to issue an undetermined amount of debt securities under an SEC shelf registration filed in January 2007.

7. DEBT

Our long-term debt consisted of the following:

April 30,                                              2007           2008
--------------------------------------------------------------------------------
3.0% notes, due in fiscal 2008                         $350           $ --
Variable-rate notes, due in fiscal 2010                 150            150
5.2% notes, due in fiscal 2012                          250            250
Other                                                    26             21
                                                 -------------------------------
                                                        776            421
Less current portion                                    354              4
                                                 -------------------------------
                                                       $422           $417
                                                 ===============================

Debt payments required over the next five fiscal years consist of $4 in 2009, $154 in 2010, $4 in 2011, $253 in 2012, and $3 in 2013. The weighted average interest rate on the variable-rate notes was 5.4% and 4.0% at April 30, 2007 and 2008, respectively. In addition to long-term debt, we had short-term borrowings outstanding with weighted average interest rates of 5.3% and 2.2% at April 30, 2007 and 2008, respectively.

8. DERIVATIVE FINANCIAL INSTRUMENTS

We use foreign currency options and forward contracts to protect against the risk that the eventual U.S. dollar cash flows resulting from our forecasted sales and purchases of goods and services in foreign currencies will be adversely affected by changes in exchange rates. In general, average maturities are less than one year, although at April 30, 2008, we had some forward contracts with maturities approaching two years. We designate these derivative financial instruments as cash flow hedges.

We had outstanding foreign currency options and forward contracts, hedging primarily British pound, Australian dollar, euro, and South African rand revenues, with notional amounts totaling $406 and $342 at April 30, 2007 and 2008, respectively. We also had forward contracts hedging the fair value of a Mexican peso-denominated intercompany receivable, with a notional value of approximately $120 and $49 at April 30, 2007 and 2008, respectively. Our credit exposure is, however, limited to the contracts' fair value (see Note 9) rather than their notional amounts. We minimize credit exposure by entering into foreign currency contracts only with major financial institutions that have earned investment-grade credit ratings.

As of April 30, 2008, we have an interest rate swap contract outstanding with a $75 notional value to fix the rate on a portion of our variable-rate notes for the nine-month period ending July 1, 2008. We have designated this contract as a cash flow hedge.

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

We also had outstanding exchange-traded futures and options contracts on 1 million and 3 million bushels of corn as of April 30, 2007 and 2008, respectively. As these contracts are not designated as hedges for accounting purposes, gains and losses related to them are immediately recognized in earnings.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of cash, cash equivalents, short-term investments, and short-term borrowings approximates the carrying amount due to the short maturities of these instruments.

We estimate the fair value of long-term debt using discounted cash flows based on our incremental borrowing rates for similar debt. The fair value of commodity and foreign currency contracts is based on quoted market prices. A comparison of the fair values and carrying amounts of these instruments is as follows:


April 30,                              2007                       2008
--------------------------------------------------------------------------------
                                Carrying      Fair         Carrying       Fair
                                 Amount       Value         Amount       Value
--------------------------------------------------------------------------------
Assets:
   Cash and cash equivalents      $283        $283           $119         $119
   Short-term investments           86          86             --           --
   Commodity contracts              --          --              7            7

Liabilities:
   Foreign currency contracts        4           4             10           10
   Short-term borrowings           401         401            585          585
   Current portion of
    long-term debt                 354         347              4            4
   Long-term debt                  422         422            417          417



10.  BALANCE SHEET INFORMATION

Supplemental information on our year-end balance sheet is as follows:


April 30,                                              2007           2008
--------------------------------------------------------------------------------
Property, plant, and equipment:
   Land                                                $ 88           $ 88
   Buildings                                            323            342
   Equipment                                            446            453
   Construction in process                               27             24
                                                 -------------------------------
                                                        884            907
   Less accumulated depreciation                        378            406
                                                 -------------------------------
                                                       $506           $501
                                                 ===============================

Accounts payable and accrued expenses:
   Accounts payable, trade                             $118           $129
   Accrued expenses:
      Advertising                                        65             67
      Compensation and commissions                       93             86
      Excise and other non-income taxes                  41             41
      Self-insurance claims                              10             10
      Postretirement benefits                             4              7
      Interest                                            3              2
      Other                                              27             38
                                                 -------------------------------
                                                        243            251
                                                 -------------------------------
                                                       $361           $380
                                                 ===============================

11. INCOME TAXES

We incur income taxes on the earnings of our domestic and foreign operations. The following table, based on the locations of the taxable entities from which sales were derived (rather than the location of customers), presents the domestic and foreign components of our income before income taxes:

Year Ended April 30,                        2006          2007           2008
--------------------------------------------------------------------------------
United States                               $395          $489           $533
Foreign                                      164            97            111
                                            ------------------------------------
                                            $559          $586           $644
                                            ====================================

The income shown above was determined according to financial accounting standards. Because those standards sometimes differ from the tax rules used to calculate taxable income, there are differences between: (a) the amount of taxable income and pre-tax financial income for a year; and (b) the tax bases of assets or liabilities and their amounts as recorded in our financial statements. As a result, we recognize a current tax liability for the estimated income tax payable on the current tax return, and deferred tax liabilities (income tax payable on income that will be recognized on future tax returns) and deferred tax assets (income tax refunds from deductions that will be recognized on future tax returns) for the estimated effects of the differences mentioned above. Deferred tax assets and liabilities as of the end of each of the last two years were as follows:

April 30,                                              2007           2008
--------------------------------------------------------------------------------
Deferred tax assets:
   Postretirement and other benefits                   $ 71           $ 71
   Accrued liabilities and other                          9             25
   Inventories                                           62             76
   Loss carryforwards                                    46             32
   Valuation allowance                                  (32)           (28)
                                             -----------------------------------
   Total deferred tax assets, net                       156            176
                                             -----------------------------------
Deferred tax liabilities:
   Trademarks and brand names                           (96)          (123)
   Property, plant, and equipment                       (40)           (40)
                                             -----------------------------------
   Total deferred tax liabilities                      (136)          (163)
                                             -----------------------------------
Net deferred tax asset                                 $ 20           $ 13
                                             ===================================

The $28 valuation allowance at April 30, 2008, relates primarily to the $23 capital loss carryforward associated with the sale of Lenox during fiscal 2006. Currently, we are unaware of any transaction that will permit the use of this carryforward, which expires in fiscal 2011. The remaining valuation allowance relates to other capital loss carryforwards that expire in fiscal 2012.

Deferred tax liabilities were not provided on undistributed earnings of certain foreign subsidiaries ($230 and $233 at April 30, 2007 and 2008, respectively) because we expect these undistributed earnings to be reinvested indefinitely overseas. If these amounts were not considered permanently reinvested, additional deferred tax liabilities of approximately $41 and $42 would have been provided as of April 30, 2007 and 2008, respectively.

Total income tax expense for a year includes the tax associated with the current tax return ("current tax expense") and the change in the net deferred tax asset or liability ("deferred tax expense"). Total income tax expense for each of the last three years was as follows:


Year Ended April 30,                        2006          2007          2008
--------------------------------------------------------------------------------
Current:
   Federal                                  $153          $141          $154
   Foreign                                    16            27            26
   State and local                            19            16            19
                                            ------------------------------------
                                             188           184           199
                                            ------------------------------------

Deferred:
   Federal                                   (11)            5             3
   Foreign                                    (8)            1             4
   State and local                            (5)           (4)           (2)
                                            ------------------------------------
                                             (24)            2             5
                                            ------------------------------------
                                            $164          $186          $204
                                            ====================================

Our consolidated effective tax rate may differ from current statutory rates due to the recognition of amounts for events or transactions that have no tax consequences. The following table reconciles our effective tax rate to the federal statutory tax rate in the U.S.:

                                             Percent of Income Before Taxes
--------------------------------------------------------------------------------
Year Ended April 30,                        2006          2007           2008
--------------------------------------------------------------------------------
U.S. federal statutory rate                 35.0%         35.0%          35.0%
State taxes, net of U.S.
 federal tax benefit                         1.3           1.3            1.5
Income taxed at other than U.S.
 federal statutory rate                     (1.5)         (1.5)          (1.8)
Tax benefit from export sales               (1.6)         (1.0)            --
Tax benefit from U.S. manufacturing         (0.7)         (0.7)          (1.8)
Capital loss benefit                        (2.8)           --             --
Other, net                                  (0.4)         (1.4)          (1.2)
                                           -------------------------------------
Effective rate                              29.3%         31.7%          31.7%
                                           =====================================

Effective May 1, 2007, we adopted FIN 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109," which clarifies the accounting for uncertainty in tax positions. This interpretation required that we recognize in our financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. Upon adoption, we made no adjustment to our unrecognized tax benefits.

At April 30, 2008, we had $35 of gross unrecognized tax benefits, $26 of which would reduce our effective income tax rate if recognized. A reconciliation of the beginning and ending unrecognized tax benefits follows:

Unrecognized tax benefits, May 1, 2007                          $43
Additions for tax positions provided in prior periods             1
Additions for tax positions provided in current period            4
Settlements of tax positions in the current period               (7)
Lapse of statutes of limitations                                 (6)
                                                               -----
Unrecognized tax benefits, April 30, 2008                       $35
                                                               =====

We record interest and penalties related to unrecognized tax benefits as a component of our income tax provision. At April 30, 2008, the gross interest and penalties provided on FIN 48 contingencies in our consolidated balance sheet was $8. Due to the above-noted settlements and lapses of statutes of limitations, we reversed certain accruals of interest and penalties during 2008. As a result, the net amount of interest and penalties that reduced our effective tax rate and is reflected in our consolidated statement of operations was approximately $1.

We file income tax returns in the U.S., including several state and local jurisdictions, as well as in various other countries throughout the world in which we conduct business. The major jurisdictions and their earliest fiscal years that are currently open for tax examinations are 1998 in the U.S., 2004 in Ireland and Italy; 2003 in the U.K.; and 2002 in Finland and Poland.

We believe it is reasonably possible that the gross unrecognized tax benefits may decrease by approximately $5 in the next 12 months because of the expiration of statutes of limitations for various state income tax positions.

12. PENSION AND OTHER POSTRETIREMENT BENEFITS

We sponsor various defined benefit pension plans as well as postretirement plans providing retiree health care and retiree life insurance benefits. Below, we discuss our obligations related to these plans, the assets dedicated to meeting the obligations, and the amounts we recognized in our financial statements as a result of sponsoring these plans. We use a measurement date of January 31 to determine the amounts of the plan obligations and assets presented below.

OBLIGATIONS. We provide eligible employees with pension and other post-retirement benefits based on such factors as years of service and compensation level during employment. The pension obligation shown below ("projected benefit obligation") consists of: (a) benefits earned by employees to date based on current salary levels ("accumulated benefit obligation"); and
(b) benefits to be received by employees as a result of expected future salary increases. (The obligation for medical and life insurance benefits is not affected by future salary increases.) This table shows how the present value of our obligation changed during each of the last two years.

                                             Pension           Medical and Life
                                             Benefits         Insurance Benefits
--------------------------------------------------------------------------------
                                          2007      2008        2007      2008
--------------------------------------------------------------------------------
Obligation at beginning of year           $414      $448        $ 53      $ 53
Service cost                                13        13           1         1
Interest cost                               24        27           3         3
Actuarial loss (gain)                       14       (21)         --        (3)
Plan amendments                             --         1          --        --
Retiree contributions                       --        --           1         1
Benefits paid                              (16)      (17)         (4)       (3)
Effect of Hartmann sale                     (1)       --          (1)       --
                                        ----------------------------------------
Obligation at end of year                 $448      $451        $ 53      $ 52
                                        ========================================

Service cost represents the present value of the benefits attributed to service rendered by employees during the year. Interest cost is the increase in the present value of the obligation due to the passage of time. Net actuarial loss
(gain) is the change in value of the obligation resulting from experience different from that assumed or from a change in an actuarial assumption. (We discuss actuarial assumptions used at the end of this note.)

As shown in the previous  table,  our pension and other  postretirement  benefit
obligations   were  reduced  by  benefit   payments  in  2008  of  $17  and  $3,
respectively. Expected benefit payments over the next 10 years are as follows:

                                             Pension           Medical and Life
                                             Benefits         Insurance Benefits
--------------------------------------------------------------------------------
2009                                           $ 21                  $ 3
2010                                             22                    3
2011                                             24                    3
2012                                             25                    3
2013                                             26                    3
2014-2018                                       155                   16


ASSETS. We specifically invest in certain assets in order to fund our pension benefit obligations. Our investment goal is to earn a total return that, over time, will grow assets sufficiently to fund our plans' liabilities, after providing appropriate levels of contributions and accepting prudent levels of investment risk. To achieve this goal, plan assets are invested primarily in funds or portfolios of funds actively managed by outside managers. Investment risk is managed by company policies that require diversification of asset classes, manager styles, and individual holdings. We measure and monitor investment risk through quarterly and annual performance reviews, and periodic asset/liability studies.

Asset allocation is the most important method for achieving our investment goals and is based on our assessment of the plans' long-term return objectives and the appropriate balances needed for liquidity, stability, and diversification. The allocation of our pension plan assets at fair value on January 31, 2007 and 2008, and the target allocation for 2009, by asset category, are as follows:

                                                     Asset Allocation
--------------------------------------------------------------------------------
                                          Actual          Actual          Target
                                           2007            2008            2009
--------------------------------------------------------------------------------
Equity securities                           71%             56%             57%
Debt securities                             15              22              20
Real estate                                  6              10               8
Other                                        8              12              15
                                        ----------------------------------------
Total                                      100%            100%            100%
                                        ========================================

This table shows how the fair value of the pension plan assets changed during each of the last two years. (We do not have assets set aside for postretirement medical or life insurance benefits).

                                             Pension           Medical and Life
                                             Benefits         Insurance Benefits
--------------------------------------------------------------------------------
                                          2007      2008        2007      2008
--------------------------------------------------------------------------------
Fair value at beginning of year           $368      $396        $ --      $ --
Actual return on plan assets                42        16          --        --
Retiree contributions                       --        --           1         1
Company contributions                        2         2           3         2
Benefits paid                              (16)      (17)         (4)       (3)
                                        ----------------------------------------
Fair value at end of year                 $396      $397        $ --      $ --
                                        ========================================


Consistent with our funding policy, we expect to contribute $3 to our postretirement medical and life insurance benefit plans in 2009. While we may decide to contribute more, we currently expect to contribute $4 to our pension plans in 2009.

FUNDED STATUS. The funded status of a plan refers to the difference between its assets and its obligations. Before we adopted SFAS 158 (discussed below), this amount differed from the amount recorded as a net asset or liability on the balance sheet. This table shows the funded status of our plans.

                                             Pension           Medical and Life
                                             Benefits         Insurance Benefits
--------------------------------------------------------------------------------
                                          2007      2008         2007     2008
--------------------------------------------------------------------------------
Assets                                   $ 396     $ 397         $ --     $ --
Obligations                               (448)     (451)         (53)     (52)
Assets contributed
 after measurement date                     --         1            1       --
                                          --------------------------------------
Funded status                            $ (52)    $ (53)        $(52)    $(52)
                                          ======================================

The net liability is recorded on the balance sheet as follows:

                                             Pension           Medical and Life
                                             Benefits         Insurance Benefits
--------------------------------------------------------------------------------
                                          2007      2008        2007      2008
--------------------------------------------------------------------------------
Prepaid pension cost                      $ 23      $ 23        $ --      $ --
Accounts payable and accrued expenses       (1)       (4)         (3)       (3)
Accrued postretirement benefits            (74)      (72)        (49)      (49)
                                          --------------------------------------
Net liability                             $(52)     $(53)       $(52)     $(52)
                                          ======================================

Accumulated other comprehensive loss:
   Net actuarial loss                     $148      $131         $  9     $  5
   Prior service cost                        5         5            1        1
                                          --------------------------------------
                                          $153      $136         $ 10     $  6
                                          ======================================

On April 30, 2007, we adopted SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." SFAS 158 requires that we recognize the funded status of our pension and other postretirement benefit plans as an asset or liability on our balance sheet. SFAS 158 also requires that, beginning in 2009, the assumptions used to measure our annual pension and other postretirement benefit expenses be determined as of the balance sheet date, and all plan assets and liabilities be reported as of that date.

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

                                                   Accumulated       Projected
                                                    Benefit           Benefit
                                 Plan Assets       Obligation        Obligation
-------------------------------------------------------------------------------
                                 2007   2008       2007   2008      2007   2008
-------------------------------------------------------------------------------
Plans with assets in
 excess of accumulated
 benefit obligation              $396   $397       $346   $336      $396   $397
Plans with accumulated
 benefit obligation in
 excess of assets                  --     --         42     45        52     54
                                ------------------------------------------------
Total                            $396   $397       $388   $381      $448   $451
                                ================================================


PENSION EXPENSE. This table shows the components of the pension expense recognized during each of the last three years. The amount for each year includes amortization of the prior service cost and net loss that was unrecognized as of the beginning of the year.

                                                     Pension Benefits
--------------------------------------------------------------------------------
                                           2006            2007            2008
--------------------------------------------------------------------------------
Service cost                               $ 13            $ 13            $ 13
Interest cost                                22              24              27
Expected return on plan assets              (32)            (32)            (32)
Amortization of:
   Prior service cost                         1               1               1
   Net actuarial loss                         8              12              12
                                       -----------------------------------------
Net expense                                $ 12            $ 18            $ 21
                                       =========================================

The prior service cost represents the cost of retroactive benefits granted in plan amendments and is amortized on a straight-line basis over the average remaining service period of the employees expected to receive the benefits. The net loss results from experience different from that assumed or from a change in actuarial assumptions, and is amortized over at least that same period. The estimated amount of prior service cost and net loss that will be amortized from accumulated other comprehensive loss into pension expense in 2009 is $1 and $8, respectively.

The pension expense recorded during the year is estimated at the beginning of the year. As a result, the amount is calculated using an expected return on plan assets rather than the actual return. The difference between actual and expected returns is included in the unrecognized net gain or loss at the end of the year.

OTHER POSTRETIREMENT BENEFIT EXPENSE. This table shows the components of the postretirement medical and life insurance benefit expense that we recognized during each of the last three years.

                                           Medical and Life Insurance Benefits
--------------------------------------------------------------------------------
                                           2006            2007            2008
--------------------------------------------------------------------------------
Service cost                                $1              $1              $1
Interest cost                                3               3               3
                                       -----------------------------------------
Net expense                                 $4              $4              $4
                                       =========================================

OTHER COMPREHENSIVE INCOME. Since we adopted SFAS 158, changes in the funded status of our benefit plans that are not recognized in net income (as pension and other postretirement benefit expense) are instead recognized in other comprehensive income. Other comprehensive income is also adjusted to reflect the amortization of the prior service cost and net actuarial gain or loss, which is a component of net pension and other postretirement benefit expense, from accumulated other comprehensive income (loss) to net income. This table shows the amounts recognized in other comprehensive income during 2008:

                                                Pension        Medical and Life
                                                Benefits      Insurance Benefits

Prior service cost                                $ 1              $ --
Actuarial gain                                     (5)               (3)
Amortization reclassified to net income:
   Prior service cost                              (1)               --
   Net actuarial loss                             (12)               --
                                                 -----             -----
Net amount recognized in
 other comprehensive income                      $(17)             $ (3)
                                                 =====             =====

ASSUMPTIONS AND SENSITIVITY. We use various assumptions to determine the obligations and expense related to our pension and other postretirement benefit plans. The assumptions used in computing benefit plan obligations as of the end of the last two years were as follows:

                                             Pension           Medical and Life
                                             Benefits         Insurance Benefits
--------------------------------------------------------------------------------
In Percent                                2007      2008        2007      2008
--------------------------------------------------------------------------------
Discount rate                             6.04      6.64        5.98      6.45
Rate of salary increase                   4.00      4.00         --        --
Expected return on plan assets            8.75      8.75         --        --


The assumptions used in computing benefit plan expense during each of the last three years were as follows:

                                          Pension            Medical and Life
                                          Benefits          Insurance Benefits
--------------------------------------------------------------------------------
In Percent                          2006    2007    2008    2006    2007    2008
--------------------------------------------------------------------------------
Discount rate                       5.80    5.95    6.04    5.80    5.95    5.98
Rate of salary increase             4.00    4.00    4.00     --      --      --
Expected return on plan assets      8.75    8.75    8.75     --      --      --


The discount rate represents the interest rate used to discount the cashflow stream of benefit payments to a net present value as of the current date. A lower assumed discount rate increases the present value of the benefit obligation. We determined the discount rate using a yield curve based on the interest rates of high-quality debt securities with maturities corresponding to the expected timing of our benefit payments.

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

The assumed health care cost trend rates as of the end of the last two years were as follows:

                                         Medical and Life Insurance Benefits
--------------------------------------------------------------------------------
In Percent                                       2007           2008
--------------------------------------------------------------------------------
Health care cost trend rate assumed for next year:
   Present rate before age 65                    10.0            9.0
   Present rate age 65 and after                 10.0            9.0


We project health care cost trend rates to decline gradually to 5.0% by 2012 and to remain level after that. Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical plans. A one percentage point increase/decrease in assumed health care cost trend rates would have increased/decreased the accumulated postretirement benefit obligation as of April 30, 2008, by $5 and the aggregate service and interest costs for 2008 by less than $1.

SAVINGS PLANS. We also sponsor various defined contribution benefit plans that in total cover substantially all employees. Employees can make voluntary contributions in accordance with the provisions of their respective plans, which includes a 401(k) tax deferral option. We match a percentage of each employee's contributions in accordance with the provisions of the plans. We expensed $7, $8, and $9 for matching contributions during 2006, 2007, and 2008, respectively.


13. SEGMENT INFORMATION

The following table presents net sales by product category:

                                   2006              2007              2008
--------------------------------------------------------------------------------
Net sales:
   Spirits                       $2,049            $2,425            $2,896
   Wine                             363               381               386
                                 -----------------------------------------------
                                 $2,412            $2,806            $3,282
                                 ===============================================

The following table presents net sales by geographic region:

                                   2006              2007              2008
--------------------------------------------------------------------------------
Net sales:
   United States                 $1,404            $1,498            $1,564
   Europe                           709               816               955
   Other                            299               492               763
                                 -----------------------------------------------
                                 $2,412            $2,806            $3,282
                                 ===============================================

Net sales are attributed to countries based on where customers are located. The net book value of property, plant, and equipment located in Mexico was $63 and $64 as of April 30, 2007 and 2008, respectively. Other long-lived assets located outside the U.S. are not significant.


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


15.  STOCK-BASED COMPENSATION

Under our 2004 Omnibus Compensation Plan (the "Plan"), we can grant stock options and other stock-based incentive awards for a total of 5,946,000 shares of common stock to eligible employees until July 22, 2014. As of April 30, 2008, awards for 4,412,000 shares remain available for issuance under the Plan. Shares delivered to employees are limited by the Plan to shares that we purchase for this purpose. No new shares may be issued.

We grant stock options and SSARs at an exercise price of not less than the fair value of the underlying stock on the grant date. Stock options and SSARs granted under the Plan become exercisable after three years from the first day of the fiscal year of grant and expire seven years after that date. The grant-date fair values of these awards granted during 2006, 2007, and 2008 were $12.59, $16.46, and $15.25 per award, respectively. Fair values were estimated using the Black-Scholes pricing model with the following assumptions:

                                      2006      2007      2008
--------------------------------------------------------------
Risk-free interest rate               4.0%      5.0%      4.7%
Expected volatility                  22.0%     16.9%     17.2%
Expected dividend yield               1.9%      1.8%      1.7%
Expected life (years)                   6         6         6

Here is a summary of stock option and SSAR activity under the Plan as of April 30, 2008, and changes during the year then ended:

                                                        Weighted              Weighted
                                     Shares         Average Exercise      Average Remaining      Aggregate
                                 (in thousands)   Price Per Option/SSAR   Contractual Term    Intrinsic Value
-------------------------------------------------------------------------------------------------------------
Outstanding at May 1, 2007           4,215               $41.48
Granted                                442                68.20
Exercised                           (1,001)               40.23
Forfeited or expired                   (77)               52.59
                                ---------------
Outstanding at April 30, 2008        3,579               $44.89                 5.1                 $84
                                ---------------
Exercisable at April 30, 2008        2,524               $36.39                 3.9                 $80
                                ---------------

The total intrinsic value of options and SSARs exercised during 2006, 2007, and 2008 was $23, $26, and $31, respectively.

We also grant restricted shares of common stock under the Plan. As of April 30, 2008, there are approximately 150,000 restricted shares outstanding, with a weighted-average remaining restriction period of 2.7 years. The following table summarizes restricted stock activity during 2008.

                                                     Weighted
                                 Restricted          Average
                                   Shares           Grant Date
                               (in thousands)       Fair Value
--------------------------------------------------------------
Oustanding at May 1, 2007           122              $49.79
Granted                              43               73.11
Vested                              (15)              55.92
                                    ---
Outstanding at April 30, 2008       150              $55.86
                                    ===

The total fair value of restricted stock vested during 2008 was $1. No restricted stock vested during 2006 or 2007.

The accompanying consolidated statements of operations reflect compensation expense related to stock-based incentive awards on a pre-tax basis of $8 in 2006, $8 in 2007, and $10 in 2008, partially offset by deferred income tax benefits of $3 in 2006, $3 in 2007, and $4 in 2008. As of April 30, 2008, there was $10 of total unrecognized compensation cost related to nonvested stock-based compensation. That cost is expected to be recognized over a weighted-average period of 2.2 years.


16.  OTHER INCOME

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

In September 2006, we entered into an agreement with Gruppo Italiano Vini (GIV) for the production of Bolla Italian wines. Under the agreement, we also sold our main Bolla wine production facility in Pedemonte, Italy, to GIV, which now produces Bolla Italian Wines for us. We recognized a gain on the sale of $11, which is included in other income for fiscal 2007. The agreement also named GIV as Bolla's distributor in the Italian domestic market. We maintained worldwide ownership of the Bolla trademark and continue to sell Bolla Wines in the brand's other markets.

                             REPORTS OF MANAGEMENT

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS
Our management is responsible for the preparation, presentation, and integrity of the financial information presented in this Annual Report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the U.S. (GAAP), including amounts based on management's best estimates and judgments. In management's opinion, the consolidated financial statements fairly present the Company's financial position, results of operations, and cash flows.

The Audit Committee of the Board of Directors, which is composed of independent directors, meets regularly with the independent registered public accounting firm, PricewaterhouseCoopers LLP (PwC), internal auditors, and representatives of management to review accounting, internal control structure, and financial reporting matters. The internal auditors and PwC have full, free access to the Audit Committee. As set forth in our Code of Conduct and Compliance Guidelines, we are firmly committed to adhering to the highest standards of moral and ethical behaviors in all of our business activities.


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

Under our supervision, and with the participation of management, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework and criteria in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we concluded that the Company's internal control over financial reporting was effective as of April 30, 2008.

There has been no change in the Company's internal control over financial reporting during the most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of April 30, 2008, has been audited by PwC as stated in their report that appears on page 50.



/s/ Paul C. Varga
Paul C. Varga
Chairman and Chief Executive Officer



/s/ Donald C. Berg
Donald C. Berg
Executive Vice President and Chief Financial Officer

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF BROWN-FORMAN CORPORATION:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows, and stockholders' equity present fairly, in all material respects, the financial position of Brown-Forman Corporation and its subsidiaries (the "Company") at April 30, 2008 and April 30, 2007, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2008, based on criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing on page 49 of this Annual Report to Stockholders. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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



/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky
June 27, 2008

               IMPORTANT INFORMATION ON FORWARD-LOOKING STATEMENTS

This Annual Report contains statements, estimates, or projections that constitute "forward-looking statements" as defined under U.S. federal securities laws. Generally, the words "expect," "believe," "intend," "estimate," "will," "anticipate," "project," and similar expressions identify a forward-looking statement, which speaks only as of the date the statement is made. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. We believe that the expectations and assumptions with respect to our forward-looking statements are reasonable. But by their nature, forward-looking statements involve known and unknown risks, uncertainties, and other factors that in some cases are out of our control. These factors could cause our actual results to differ materially from our historical experience or our current expectations or projections. Here is a non-exclusive list of such risks and uncertainties:

 - continuation of the deterioration in general economic conditions, particularly in the U.S., where we earn about half of our profits, and other markets with economies linked to the U.S., including higher energy prices, declining home prices, deterioration of the sub-prime lending market, decreased discretionary income, or other factors;
 - pricing, marketing, and other competitive activity focused against our major brands;
 - lower consumer confidence or purchasing related to economic conditions, major natural disasters, terrorist attacks, or widespread outbreak of infectious diseases;
 - tax increases, tariff barriers, or other restrictions affecting beverage alcohol, whether at the federal or state level in the U.S. or in other major markets around the world, and the unpredictability or suddenness with which they can occur;
 - limitations and restrictions on distribution of products and alcohol marketing, including advertising and promotion, as a result of stricter governmental policies adopted either in the U.S. or in our other major markets;
 - fluctuations in the U.S. dollar against foreign currencies, especially the British pound, euro, Australian dollar, and the South African rand;
 - reduced bar, restaurant, hotel, and travel business, including travel retail;
 - longer-term, a change in consumer preferences, societal attitudes, or cultural trends that results in the reduced consumption of our premium beverage alcohol or our ready-to-drink products;
 - changes in distribution arrangements in major markets that limit our ability to market or sell our products;
 - adverse impacts relating to our acquisition strategies or our integration of acquired businesses and conforming them to our trade practice standards, financial controls environment, and U.S. public company requirements;
 - price increases in energy or raw materials, including grapes, grain, agave, wood, glass, or plastic;
 - changes in climate conditions, agricultural uncertainties, or other supply limitations that adversely affect the price, availability, or quality of grapes, agave, grain, glass, closures, or wood;
 - termination of our rights to distribute and market agency brands in our portfolio;
 - press articles or other public media related to our company, brands, personnel, operations, business performance, or prospects;
 - counterfeit production of our products and any resulting negative effect on our intellectual property rights or brand equity; and
 - adverse developments stemming from state or federal investigations of beverage alcohol industry marketing or trade practices of suppliers, distributors, or retailers.

                                                                     Exhibit 21

                         SUBSIDIARIES OF THE REGISTRANT

                                          Percentage           State or
                                          of Voting          Jurisdiction
Name                                   Securities Owned    of Incorporation
----                                   ----------------    ----------------
AMG Trading, L.L.C.                           100%           Delaware
Brown-Forman Arrow Continental
 Europe, L.L.C.                               100%           Kentucky
Brown-Forman Australia Pty. Ltd.              100%           Australia
Brown-Forman Beverages North Asia, L.L.C.     100%           Delaware
B-F Korea, L.L.C.                             100%           Delaware
Brown-Forman Beverages Japan, L.L.C.          100%           Delaware
Brown-Forman Thailand, L.L.C.                 100%           Delaware
Canadian Mist Distillers, Limited             100%           Ontario, Canada
Chambord Liqueur Royale de France             100%           France
Early Times Distillers Company                100%           Delaware
Fetzer Vineyards                              100%           California
Fratelli Bolla International Wines, Inc.      100%           Kentucky
Heddon's Gate Investments, Inc.               100%           Delaware
Jack Daniel's Properties, Inc.                100%           Delaware
Sonoma-Cutrer Vineyards, Inc.                 100%           California
Southern Comfort Properties, Inc.             100%           California
Washington Investments, L.L.C.                100%           Kentucky
Woodford Reserve Stables, L.L.C.              100%           Kentucky
Longnorth Limited                             100% (1)(2)    Ireland
Clintock Limited                              100% (1)(3)    Ireland
Voldgade Holdings Ireland Limited             100% (2)       Ireland
Pitts Bay Trading Limited                      75% (3)       Bermuda
BFC Tequila Limited                           100% (3)       Ireland
Jack Daniel Distillery,
 Lem Motlow, Prop., Inc.                      100% (4)       Tennessee
Brown-Forman Korea Ltd.                       100% (5)       Korea
Brown-Forman Worldwide (Shanghai) Co., Ltd.   100% (6)       China
Brown-Forman Czech & Slovak
 Republics, s.r.o.                            100% (7)       Czech Republic
Brown-Forman Polska Sp. z o.o.                100% (7)       Poland
Brown-Forman Beverages Worldwide,
 Comercio de Bebidas Ltda.                    100% (8)       Brazil
Brown-Forman Holding Mexico S.A. de C.V.      100% (8)       Mexico
Brown-Forman Worldwide, L.L.C.                100% (8)       Delaware
Amercain Investments C.V.                     100% (9)       Netherlands
Finlandia Vodka Worldwide Ltd.                100% (10)      Finland
Distillerie Tuoni e Canepa Srl                100% (11)      Italy
Brown-Forman Beverages Europe, Ltd.           100% (12)      United Kingdom
Voldgade Investment Holdings A/S              100% (12)      Denmark
Brown-Forman Beverages Edinburgh              100% (13)      Scotland
Brown-Forman Tequila Mexico,
 S. de R.L. de C.V.                           100% (14)      Mexico
Cosesa-BF S.A., de C.V.                       100% (14)      Mexico
Valle de Amatitan, S.A. de C.V.               100% (14)      Mexico


The companies listed above constitute all active subsidiaries in which Brown-Forman Corporation owns, either directly or indirectly, the majority of the voting securities. No other active affiliated companies are controlled by Brown-Forman Corporation.

 (1)  Includes qualifying shares assigned to Brown-Forman Corporation.
 (2)  Owned by Amercain Investments C.V.
 (3)  Owned by Longnorth Limited.
 (4)  Owned by Jack Daniel's Properties, Inc.
 (5)  Owned by B-F Korea, L.L.C.
 (6)  Owned by Brown-Forman Beverages North Asia, L.L.C.
 (7)  Owned by Brown-Forman Beverages Edinburgh.
 (8) Owned 99% by Brown-Forman Corporation and 1% by Early Times Distillers Company.
 (9) Owned 95% by Brown-Forman Corporation and 5% by Heddon's Gate Investments, Inc.
(10)  Owned by Brown-Forman Beverages Europe, Ltd.
(11)  Owned 55% by Fratelli Bolla International Wines, Inc. and 45% by
      Voldgade Investment Holdings A/S.
(12)  Owned by Voldgade Holdings Ireland Limited.
(13) Owned 81.8% by Voldgade Investment Holdings A/S and 18.2% by Brown-Forman Beverages, Europe, Ltd.
(14)  Owned 99% by Brown-Forman Holding Mexico S.A. de C.V. and 1% by
      Early Times Distillers Company.

                                                                    Exhibit 23

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-140317, 33-12413, and 33-52551) and Form S-8
(No.  333-08311,   333-38649,   333-74567,   333-77903,   333-88925,  333-89294,
333-126988, and 333-117630) of Brown-Forman Corporation of our report dated June 27, 2008 relating to the financial statements and the effectiveness of internal control over financial reporting, which appears in the 2008 Annual Report to Stockholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated June 27, 2008 relating to the financial statement schedule, which appears in this Form 10-K.



/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Louisville, Kentucky
June 27, 2008

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


Date:   June 27, 2008                           By: /s/ Paul C. Varga
                                                Paul C. Varga
                                                Chief Executive Officer

                                                                    Exhibit 31.2

     CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002

I, Donald C. Berg, certify that:

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


Date:   June 27, 2008                           By: /s/ Donald C. Berg
                                                Donald C. Berg
                                                Chief Financial Officer

                                                                    Exhibit 32

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Brown-Forman Corporation ("the Company") on Form 10-K for the period ended April 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in the capacity as an officer of the Company, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated: June 27, 2008

                                           /s/ Paul C. Varga
                                           Paul C. Varga
                                           Chairman and
                                            Chief Executive Officer




                                           /s/ Donald C. Berg
                                           Donald C. Berg
                                           Executive Vice President and
                                            Chief Financial Officer


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

This certificate is being furnished solely for purposes of Section 906 and is not being filed as part of the Report.