Form 10-Q
period 2008-07-31
BROWN FORMAN CORP
filed 2008-09-05
CIK 14693

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

  |X|      QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended JULY 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 31, 2008

      Class A Common Stock ($.15 par value, voting)             56,609,413
      Class B Common Stock ($.15 par value, nonvoting)          64,089,074

                            BROWN-FORMAN CORPORATION
                       Index to Quarterly Report Form 10-Q


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                Page

          Condensed Consolidated Statements of Operations
             Three months ended July 31, 2007 and 2008                   3

          Condensed Consolidated Balance Sheets
             April 30, 2008 and July 31, 2008                            4

          Condensed Consolidated Statements of Cash Flows
             Three months ended July 31, 2007 and 2008                   5

          Notes to the Condensed Consolidated Financial Statements       6 - 11


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 11 - 18

Item 3.  Quantitative and Qualitative Disclosures about Market Risk     18

Item 4.  Controls and Procedures                                        18


                           PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds    19

Item 4.  Submission of Matters to a Vote of Security Holders            19

Item 6.  Exhibits                                                       19

Signatures                                                              20

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                            BROWN-FORMAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

                                                        Three Months Ended
                                                             July 31,
                                                     2007                 2008
                                                   -------              -------

Net sales                                          $ 739.1              $ 790.0
Excise taxes                                         152.0                176.2
Cost of sales                                        196.1                233.0
                                                   -------              -------
      Gross profit                                   391.0                380.8

Advertising expenses                                  94.0                 97.0
Selling, general, and administrative expenses        143.1                144.3
Amortization expense                                   1.3                  1.3
Other (income), net                                   (2.8)                (2.4)
                                                   -------              -------
   Operating income                                  155.4                140.6

Interest income                                        2.0                  1.7
Interest expense                                      13.1                  9.2
                                                   -------              -------
   Income from continuing operations
    before income taxes                              144.3                133.1

Income taxes                                          48.9                 44.9
                                                   -------              -------
   Income from continuing operations                  95.4                 88.2

Loss from discontinued operations,
 net of income taxes                                  (0.1)                  --
                                                   -------              -------
   Net income                                      $  95.3              $  88.2
                                                   =======              =======

Earnings per share(1):
   Basic                                           $  0.77              $  0.73
   Diluted                                         $  0.77              $  0.73


Shares (in thousands) used in the
calculation of earnings per share:
   Basic                                           123,217              120,483
   Diluted                                         124,434              121,549


Cash dividends per common share:
   Declared                                        $0.6050              $0.6800
   Paid                                            $0.3025              $0.3400


(1) Earnings per share for Continuing Operations and the total Company are the same due to the immaterial results of Discontinued Operations.

See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                              (Dollars in millions)

                                                  April 30,            July 31,
                                                    2008                 2008
                                                  --------             --------
Assets
------
Cash and cash equivalents                         $  118.9             $  160.2
Accounts receivable, net                             453.2                428.8
Inventories:
   Barreled whiskey                                  311.2                317.0
   Finished goods                                    154.2                186.5
   Work in process                                   179.2                150.1
   Raw materials and supplies                         39.9                 55.4
                                                  --------             --------
      Total inventories                              684.5                709.0

Current portion of deferred income taxes             102.3                102.3
Other current assets                                  97.1                 94.1
                                                  --------             --------
   Total current assets                            1,456.0              1,494.4

Property, plant and equipment, net                   501.4                505.7
Goodwill                                             688.0                688.1
Other intangible assets                              698.8                697.6
Prepaid pension cost                                  22.8                 25.2
Other assets                                          38.0                 37.9
                                                  --------             --------
   Total assets                                   $3,405.0             $3,448.9
                                                  ========             ========
Liabilities
-----------
Accounts payable and accrued expenses             $  379.7             $  343.0
Accrued income taxes                                  14.7                 61.1
Dividends payable                                       --                 41.0
Short-term borrowings                                585.3                576.4
Current portion of long-term debt                      4.3                  4.3
                                                  --------             --------
   Total current liabilities                         984.0              1,025.8

Long-term debt                                       417.0                416.7
Deferred income taxes                                 88.8                 81.9
Accrued pension and other postretirement benefits    121.2                115.5
Other liabilities                                     68.8                 58.0
                                                  --------             --------
   Total liabilities                               1,679.8              1,697.9

Stockholders' Equity
--------------------
Common stock:
 Class A, voting
 (57,000,000 shares authorized; 56,925,000 and
  56,964,000 shares issued at April 30 and
  July 31, respectively)                               8.5                  8.5
 Class B, nonvoting
 (100,000,000 shares authorized;
  69,188,000 shares issued)                           10.4                 10.4
Additional paid-in capital                            73.8                 69.7
Retained earnings                                  1,931.8              1,934.3
Accumulated other comprehensive income                 5.0                 26.8
Treasury stock
 (5,522,000 and 5,462,000 shares
  at April 30 and July 31, respectively)            (304.3)              (298.7)
                                                  --------             --------
   Total stockholders' equity                      1,725.2              1,751.0
                                                  --------             --------
   Total liabilities and stockholders' equity     $3,405.0             $3,448.9
                                                  ========             ========

See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Dollars in millions)

                                                        Three Months Ended
                                                             July 31,
                                                     2007                 2008
                                                   -------              -------
Cash flows from operating activities:
   Net income                                      $  95.3              $  88.2
   Adjustments to reconcile net income to
    net cash provided by operations:
      Net loss from discontinued operations            0.1                   --
      Non-cash agave inventory write-down               --                 22.4
      Depreciation and amortization                   12.8                 13.3
      Stock-based compensation expense                 2.4                  2.5
      Deferred income taxes                           (4.8)               (10.6)
   Changes in assets and liabilities, excluding
    the effects of businesses acquired or sold:
      Accounts receivable                              9.9                 24.4
      Inventories                                    (28.9)               (46.9)
      Other current assets                            51.6                  3.0
      Accounts payable and accrued expenses          (26.8)               (36.7)
      Accrued income taxes                           (20.0)                46.4
      Noncurrent assets and liabilities               36.9                 (1.3)
   Net cash used for operating activities
    of discontinued operations                        (0.1)                  --
                                                   -------              -------
         Cash provided by operating activities       128.4                104.7

Cash flows from investing activities:
   Acquisition of business, net of cash acquired       1.5                   --
   Acquisition of brand name                         (12.0)                  --
   Sale of short-term investments                     85.6                   --
   Additions to property, plant, and equipment       (11.4)               (13.2)
   Computer software expenditures                     (3.3)                (1.0)
                                                   -------              -------
         Cash provided by (used for)
          investing activities                        60.4                (14.2)

Cash flows from financing activities:
   Net repayment of short-term borrowings            (58.9)               (10.3)
   Net proceeds (payments) from exercise
    of stock options                                  11.3                 (3.4)
   Excess tax benefits from stock options              3.3                  2.7
   Acquisition of treasury stock                      (7.0)                (0.3)
   Special distribution to stockholders             (203.7)                  --
   Dividends paid                                    (37.3)               (41.1)
                                                   -------              -------
         Cash used for financing activities         (292.3)               (52.4)

Effect of exchange rate changes on cash and
 cash equivalents                                      0.5                  3.2
                                                   -------              -------

Net (decrease) increase in cash
 and cash equivalents                               (103.0)                41.3

Cash and cash equivalents, beginning of period       282.8                118.9
                                                   -------              -------
Cash and cash equivalents, end of period           $ 179.8              $ 160.2
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

                            BROWN-FORMAN CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

In these notes, "we," "us," and "our" refer to Brown-Forman Corporation.

1.   Condensed Consolidated Financial Statements

We prepared these unaudited condensed consolidated statements using our customary accounting practices as set out in our annual report on Form 10-K for the year ended April 30, 2008 (the "2008 Annual Report"), except that effective May 1, 2008, we adopted certain provisions of FASB Statements No. 157 and No. 158 (see Notes 7 and 10). We made all of the adjustments (which include only normal, recurring adjustments, unless otherwise noted) needed for a fair statement of this data.

We condensed or omitted some of the information found in financial statements prepared according to accounting principles generally accepted in the United States of America ("GAAP"). You should read these financial statements together with the 2008 Annual Report, which does conform to GAAP.

2.   Inventories

We use the last-in, first-out ("LIFO") method to determine the cost of most of our inventories. If the LIFO method had not been used, inventories at current cost would have been $150.1 million higher than reported as of April 30, 2008, and $159.0 million higher than reported as of July 31, 2008. Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

During the three months ended July 31, 2008, a portion of our agave fields showed signs of abnormally high levels of mortality and disease, which has significantly reduced the amount of agave we expect to yield from some fields. As a result, we recorded a provision for inventory losses of $22.4 million, which is included in cost of sales for the three months ended July 31, 2008. This amount was based on management's estimates of the extent of the loss in yield and the effectiveness of the measures we plan to undertake to combat the crop diseases and other agricultural factors contributing to the lower yield. Although this provision is based on management's best estimate at this time, it is at least reasonably possible that actual inventory losses could be significantly different, which could have a materially adverse effect on our results of operations and financial condition.

3.   Income Taxes

Our consolidated quarterly effective tax rate is based upon our expected annual operating income, statutory tax rates, and tax laws in the various jurisdictions in which we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. The effective tax rate of 33.8% for the three months ended July 31, 2008, is based on an expected effective tax rate of 33.0% on ordinary income for the full fiscal year, plus additional interest on previously provided tax contingencies and the tax effect of other events (provision for agave inventory losses) occurring through July 31, 2008. Our expected tax rate from operations includes current fiscal year additions for existing tax contingency items.

We believe it is reasonably possible that our gross unrecognized tax benefits may decrease by approximately $2.5 million in the next 12 months although we do expect that the statute of limitations on certain gross unrecognized state income tax benefits of $4.4 million will expire during this period.

We file income tax returns in the U.S., including several state and local jurisdictions, as well as in various other countries throughout the world in which we conduct business. The major jurisdictions and their earliest fiscal years that are currently open for tax examinations are 1998 in the U.S., 2004 in Ireland and Italy; 2003 in the U.K.; and 2002 in Finland and Poland.

4.   Discontinued Operations

Discontinued Operations consisted of Hartmann and Brooks & Bentley, wholly-owned subsidiaries that we sold in fiscal 2007. Those subsidiaries, along with Lenox, Inc., the wholly-owned subsidiary that we sold in fiscal 2006, comprised our former consumer durables business.

5.   Earnings Per Share

Basic earnings per share is based upon the weighted average number of all common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock-based compensation awards, including stock options, stock-settled stock appreciation rights ("SSARs"), and non-vested restricted stock. Stock-based awards for approximately 754,000 common shares and 395,000 common shares were excluded from the calculation of diluted earnings per share for the periods ended July 31, 2007 and 2008, respectively, because the exercise price of the awards was greater than the average market price of the shares.

The following table presents information concerning basic and diluted earnings per share:

                                                  Three Months Ended
                                                       July 31,
                                                 2007            2008
                                                ------          ------
(Dollars in millions, except per share amounts)

Basic and diluted net income                     $95.3           $88.2

Share data (in thousands):
   Basic average common shares outstanding     123,217         120,483
   Dilutive effect of non-vested
    restricted stock                                80             108
   Dilutive effect of stock options and SSARs    1,137             958
                                               -------         -------
      Diluted average common shares
       outstanding                             124,434         121,549
                                               =======         =======

Basic earnings per share                         $0.77           $0.73
Diluted earnings per share                       $0.77           $0.73

Earnings per share for Continuing Operations and the total Company are the same due to the immaterial results of Discontinued Operations.

6.   Dividends Payable

On July 24, 2008, our Board of Directors approved a regular quarterly cash dividend of $0.34 per share on Class A and Class B Common Stock. Stockholders of record on September 8, 2008 will receive the cash dividend on October 1, 2008.

7.   Pension and Other Postretirement Benefits

On April 30, 2007, we adopted FASB Statement No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans" (FAS 158). FAS 158 requires that, beginning in 2009, the assumptions used to measure our annual pension and other postretirement benefit expenses be determined as of the balance sheet date, and all plan assets and liabilities be reported as of that date. Accordingly, as of the beginning of our 2009 fiscal year, we changed the measurement date for our annual pension and other postretirement benefit expenses and all plan assets and liabilities from January 31 to April 30. As a result of this change in measurement date, we recorded an increase of $5.6 million (net of tax of $3.7 million) to stockholders' equity as of May 1, 2008, as follows:

                                          Pension         Other          Total
(Dollars in millions)                     Benefits       Benefits       Benefits

Retained earnings                          $(2.8)         $(0.8)         $(3.6)
Accumulated other comprehensive income       8.4            0.8            9.2
                                           -----          -----          -----
Total                                      $ 5.6          $  --          $ 5.6
                                           =====          =====          =====

The following table shows the components of the pension and other postretirement benefit expense recognized during the three months ended July 31:

                                        Pension Benefits        Other Benefits
(Dollars in millions)                    2007      2008          2007     2008
                                         ----      ----          ----     ----
Service cost                            $ 3.4      $3.4          $0.2     $0.3
Interest cost                             6.6       7.5           0.8      0.9
Expected return on plan assets           (8.0)     (8.7)           --       --
Amortization of:
   Prior service cost                     0.2       0.2            --       --
   Net actuarial loss                     3.0       1.6           0.1       --
                                        -----      ----          ----     ----
Net expense                             $ 5.2      $4.0          $1.1     $1.2
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

9.   Comprehensive Income

Comprehensive income is a broad measure of the effects of all transactions and events (other than investments by or distributions to stockholders) that are recognized in stockholders' equity, regardless of whether those transactions and events are included in net income. The following table adjusts the Company's net income for the other items included in the determination of comprehensive income:

(Dollars in millions)                              Three Months Ended
                                                        July 31,
                                                  2007            2008
                                                 ------          ------
Net income                                       $ 95.3          $ 88.2
Other comprehensive income (loss):
  Net (loss) gain on cash flow hedges              (0.4)            2.0
  Net loss on securities                           (0.1)             --
  Postretirement benefits adjustment                2.0            10.1
  Foreign currency translation adjustment           1.4             9.7
                                                 ------          ------
                                                    2.9            21.8
                                                 ------          ------
Comprehensive income                             $ 98.2          $110.0
                                                 ======          ======

Accumulated other comprehensive income (loss) consisted of the following:

(Dollars in millions)                           April 30,       July 31,
                                                  2008            2008
                                                 ------          ------
Postretirement benefits adjustment               $(87.8)         $(77.7)
Cumulative translation adjustment                  99.1           108.8
Unrealized loss on cash flow hedge contracts       (6.3)           (4.3)
                                                 ------          ------
                                                 $  5.0          $ 26.8
                                                 ======          ======

10.   Fair Value Measurements

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FAS 157 establishes a three-level hierarchy based upon the assumptions (inputs) used to determine fair value. Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. The three levels are:

 - Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities.
 - Level 2: Observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be derived from or corroborated by observable market data.
 - Level 3: Unobservable inputs that are supported by little or no market activity.

In February 2008, the FASB issued FSP 157-2, "Effective Date of FASB Statement No. 157," which permits a one-year deferral for the implementation of FAS 157 as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), such as goodwill and other indefinite-lived intangible assets. We elected to defer adoption of the provisions of FAS 157 that relate to such items until the beginning of our 2010 fiscal year. We do not expect our adoption to have a material impact on our financial statements. We adopted the other provisions of FAS 157 on May 1, 2008, with no material impact on our financial statements.

As of July 31, 2008, the fair values of our financial assets and liabilities are as follows:

(Dollars in millions)              Total      Level 1      Level 2      Level 3

Assets:
 Commodity contracts                $7.4        $7.4           --           --

Liabilities:
 Foreign currency contracts         $8.6          --         $8.6           --

The fair value of commodity contracts is based on quoted prices in active markets. The fair value of foreign exchange contracts is determined through pricing from brokers who develop values based on inputs observable in active markets.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (FAS 159). FAS 159, which became effective as of May 1, 2008, provides the option to measure at fair value many financial instruments and certain other items for which fair value measurement is not required. We have currently chosen not to elect this option.

11.  Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141(R), "Business Combinations" (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business.

In December 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements" (FAS 160), which prescribes the accounting by a parent company for minority interests held by other parties in a subsidiary of the parent company.

In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (FAS 161), which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.

FAS 141(R) and FAS 160 become effective as of the beginning of our 2010 fiscal year, while FAS 161 becomes effective as of the end of our 2009 fiscal year. We do not expect our adoption of these pronouncements will have a material impact on our financial statements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis along with our 2008 Annual Report. Note that the results of operations for the three months ended July 31, 2008, do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, "we," "us," and "our" refer to Brown-Forman Corporation.

Important Note on Forward-Looking Statements:
This report contains statements, estimates, or projections that constitute "forward-looking statements" as defined under U.S. federal securities laws. Generally, the words "expect," "believe," "intend," "estimate," "will," "anticipate," and "project," and similar expressions identify a forward-looking statement, which speaks only as of the date the statement is made. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. We believe that the expectations and assumptions with respect to our forward-looking statements are reasonable. But by their nature, forward-looking statements involve known and unknown risks, uncertainties and other factors that in some cases are out of our control. These factors could cause our actual results to differ materially from Brown-Forman's historical experience or our present expectations or projections. Here is a non-exclusive list of such risks and uncertainties:

 - continuation of the deterioration in general economic conditions (particularly in the United States where we earn about half of our profits, and other markets where we do significant business), including higher energy prices, declining home prices, deterioration of the sub-prime lending market, interest rate fluctuations, inflation, decreased discretionary income or other factors;

 - pricing, marketing and other competitive activity focused against our major brands;
 - lower consumer confidence or purchasing related to economic conditions, major natural disasters, terrorist attacks or widespread outbreak of infectious diseases;
 - tax increases and/or tariff barriers or other restrictions affecting beverage alcohol, whether at the federal or state level in the U.S. or in other major markets around the world, and the unpredictability or suddenness with which they can occur;
 - limitations and restrictions on distribution of products and alcohol marketing, including advertising and promotion, as a result of stricter governmental policies adopted either in the United States or in our other major markets;
 - fluctuations in the U.S. Dollar against foreign currencies, especially the British Pound, Euro, Australian Dollar, Polish Zloty and the South African Rand;
 - reduced bar, restaurant, hotel and other on-premise business, including consumer shifts to discount stores and other price sensitive purchases and venues;
 - longer-term, a change in consumer preferences, societal attitudes or cultural trends that results in the reduced consumption of our products;
 - changes in distribution arrangements in major markets that limit our ability to market or sell our products;
 - adverse impacts relating to our acquisition strategies or our integration of acquired businesses and conforming them to the company's trade practice standards, financial controls environment and U.S. public company requirements;
 - price increases in energy or raw materials, including grapes, grain, agave, wood, glass, and plastic;
 - changes in climate conditions, agricultural uncertainties or other supply limitations that adversely affect the price, availability, quality, or health of grapes, agave, grain, glass, closures or wood;
 - termination of our rights to distribute and market agency brands in our portfolio;
 - press articles or other public media related to our company, brands, personnel, operations, business performance or prospects;
 - counterfeit production, tampering, or contamination of our products and any resulting negative effect on our sales, intellectual property rights, or brand equity;
 - adverse developments stemming from state or federal investigations of beverage alcohol industry marketing or trade practices of suppliers, distributors or retailers; and
 - impairment in the recorded value of inventory, fixed assets, goodwill or other acquired intangibles.

Results of Operations:
First Quarter Fiscal 2009 Compared to First Quarter Fiscal 2008

A summary of our operating performance (dollars expressed in millions, except per share amounts) is presented below. Continuing Operations consist of our beverage business. Discontinued Operations consisted of Hartmann and Brooks & Bentley, wholly-owned subsidiaries that we sold in fiscal 2007. Those subsidiaries, along with Lenox, Inc., the wholly-owned subsidiary that we sold in fiscal 2006, comprised our former consumer durables business.

                                             Three Months Ended
                                                   July 31,
CONTINUING OPERATIONS                       2007             2008         Change
                                           ------           ------        ------
Net sales                                  $739.1           $790.0           7%
Gross profit                                391.0            380.8          (3%)
Advertising expenses                         94.0             97.0           3%
Selling, general, and
 administrative expenses                    143.1            144.3           1%
Amortization expense                          1.3              1.3
Other (income), net                          (2.8)            (2.4)
   Operating income                         155.4            140.6         (10%)
Interest expense, net                        11.1              7.5
   Income before income taxes               144.3            133.1          (8%)
Income taxes                                 48.9             44.9
   Net income                                95.4             88.2          (8%)

Gross margin                                 52.9%            48.2%

Effective tax rate                           33.9%            33.8%

Earnings per share:
   Basic                                     $0.77            $0.73         (5%)
   Diluted                                    0.77             0.73         (5%)

Net sales for the three months ended July 31, 2008 were $790.0 million, up $50.9 million or 7% over the prior-year period. Sales outside the U.S. constituted slightly more than half of our total sales in the quarter. The major factors driving the increase in net sales were:
                                                   Growth vs.
                                                  Prior Period

   Foreign exchange(1)                                 5%
   Estimated net change in trade inventories(2)       (1%)
   Discontinued agency brands(3)                      (1%)
   Underlying net sales growth                         4%
                                                     -----
   Reported net sales growth                           7%
                                                     =====

The following discussion highlights net sales and depletion(4) results for several brands:

 - Jack Daniel's Tennessee Whiskey first quarter reported net sales increased in the mid-single digits, or in the low single digits on a constant currency basis(5), reflecting the benefit of price increases. Global depletions declined 1% for the period as gains in Eastern Europe, including countries such as Romania, Poland, Bulgaria, and Russia, Latin America, and Southeast Asia were offset by declines in markets with softening economies, particularly Germany, the U.K., and South Africa. Depletions were flat for the period in the U.S.

 - Finlandia net sales increased by double digits on both a reported and a constant currency basis in the period, reflecting higher volumes and pricing gains. Global depletions grew in the high single digits, led by continued double-digit growth in Eastern Europe, which represents over 1.5 million of Finlandia's 2.9 million cases sold for the 12 months ended July 31, 2008. Several markets within this region of the world grew at double digits, including Poland, the Czech Republic, Romania, Hungary and Russia.

--------
(1) Refers to net gains and losses incurred by the company relating to sales and purchases in currencies other than the U.S. dollar. We use the measure to understand the growth of the business on a constant dollar basis as fluctuations in exchange rates can distort the underlying growth of our business (both positively and negatively). To neutralize the effect of foreign exchange fluctuations, we have historically translated current year results at prior year rates. While we recognize that foreign exchange volatility is a reality for a global company, we routinely review our company performance on a constant dollar basis. We believe this allows both management and our investors to understand better our company's growth trends.
(2) Refers to the estimated financial impact of changes in wholesale trade inventories for the company's brands. We compute this effect using our estimated depletion trends and separately identify trade inventory changes in the variance analysis for our key measures. Based on the estimated depletions and the fluctuations in trade inventory levels, we then adjust the percentage variances from prior to current periods for our key measures. We believe it is important to make this adjustment in order for management and investors to understand the results of our business without distortions that can arise from varying levels of wholesale inventories.
(3) Refers to the impact of certain agency brands, primarily Appleton, Amarula, Durbanville Hills, and Red Bull, which exited Brown-Forman's portfolio during fiscal 2008.
(4) Depletions are shipments from wholesaler distributors to retail customers, and are commonly regarded in the industry as an approximate measure of consumer demand.
(5) Constant currency represents reported net sales with the cost/benefit of currency movements removed. Management uses the measure to understand the growth of the business on a constant dollar basis, as fluctuations in exchange rates can distort the underlying growth of the business both positively and negatively.

 - Southern Comfort net sales, both reported and in constant currency, declined in the mid-single digits during the quarter. Volume declines, due in part to softness of the on-premise channel in the brand's major markets, the U.S. and the U.K, were offset only partially by the benefit of price increases.

 - Gentleman Jack net sales increased over 40%. The brand's volume crossed the 200 thousand case milestone in the U.S. for the twelve months ended July 31, 2008. Jack Daniel's Single Barrel net sales grew in the high single digits. Jack Daniel's & Cola brand experienced significant volume declines in the quarter due to a substantial (70%) increase in ready-to-drink excise taxes in Australia. However, the brand's global reported net sales grew in the mid-single digits, reflecting the benefit of a weaker U.S. dollar and the increase in excise taxes in Australia.

 - Sonoma-Cutrer, Bonterra, Chambord, Tuaca, and Woodford Reserve all grew net sales at double-digit rates for the quarter on both a reported and constant currency basis. Together these five brands are now approaching 1 million cases in depletions on a 12 month basis ended July 31, 2008.

 - The Casa Herradura portfolio, which includes el Jimador, Herradura, New Mix tequila based ready-to-drink, Antiguo, and Suave 35, grew net sales by double digits on a reported basis and in the mid-single digits on a constant currency basis.

Our gross profit decreased $10.2 million, or 3%, largely reflecting a $22.4 million non-cash inventory write-down included in cost of sales related to agave plants identified during the quarter as dead or dying. During the three months ended July 31, 2008, a portion of our agave fields showed signs of abnormally high levels of mortality and disease, which has significantly reduced the amount of agave we expect to yield from some fields. The $22.4 million provision was based on management's estimates of the extent of the loss in yield and the effectiveness of the measures we plan to undertake to combat the crop diseases and other agricultural factors contributing to the lower yield. Although this provision is based on management's best estimate at this time, it is at least reasonably possible that actual inventory losses could be significantly different, which could have a materially adverse effect on our results of operations and financial condition.

The following table shows the major factors influencing the changes in gross profit for the quarter:
                                                   Growth vs.
                                                  Prior Period

   Non-cash agave inventory write-down                (6%)
   Discontinued agency brands                         (1%)
   Estimated net change in trade inventories          (1%)
   Foreign exchange                                    4%
   Underlying gross profit growth                      1%
                                                     -----
   Reported gross profit growth                       (3%)
                                                     =====

Underlying gross profit growth for the quarter was driven by continued expansion of Finlandia and Jack Daniel's in Eastern Europe, gains in Latin America and Southeast Asia, double digit consumer demand for several of our super premium brands including Gentleman Jack, Sonoma-Cutrer, and Bonterra and higher overall gross profit for the Casa Herradura portfolio of brands. Slowing volume growth trends in some of our most developed markets in Western Europe, due in part to deteriorating economic conditions and shifts in consumer purchasing patterns to the off-premise in the U.K., and trade resistance to a price increase and a weak economy in Europe, partially offset these gains. In addition, cost inflation on grain and energy costs outpaced the rate of price increases resulting in lower growth in gross profit.

Our overall gross margin as a percent of net sales declined in the quarter due in part to the non-cash agave inventory write-down. In addition, an excise tax increase in Australia on ready-to-drink products impacting sales of Jack Daniel's & Cola in this market and higher cost of grain and fuel suppressed margins in the period.

Advertising investments increased 3% over the prior year first quarter, reflecting the impact of a weaker U.S. dollar and the absence of spending behind agency brands that we have ceased selling. Underlying advertising investments were flat for the quarter, as we have shifted the seasonality of some investments to later in the year and have reallocated spending to those brands, markets, and channels where we believe the consumer and trade are more responsive to the investments.

Selling, general, and administrative expenses increased 1% over the first quarter last year, as the effect of a weaker U.S. dollar was nearly offset by lower transition costs related to the fiscal 2007 Casa Herradura acquisition, tight management of discretionary expenses, and the leveraging of investments made in prior years.

Operating income declined $14.8 million, or 10% from the first quarter of last year. Operating income was impacted by the $22.4 million pre-tax non-cash charge related to an abnormal number of agave plants identified during the quarter as dead or dying, as described above. The following table summarizes the major factors influencing the change in operating income for the quarter:

                                                   Growth vs.
                                                  Prior Period

   Non-cash agave inventory write-down               (15%)
   Estimated net change in trade inventories          (3%)
   Discontinued agency brands                         (1%)
   Reduced transition expenses from acquisitions       2%
   Foreign exchange                                    4%
   Underlying operating income growth                  3%
                                                     -----
   Reported operating income growth                  (10%)
                                                     =====

Net interest expense decreased by $3.6 million, reflecting a shift in total debt from higher rate fixed debt to lower rate variable debt. Additionally, an overall reduction in debt levels also contributed to this reduction in net interest expense.

The effective tax rate in the quarter was 33.8% compared to 33.9% reported in the first quarter of fiscal 2008. Our effective tax rate was negatively affected by the $6.7 million tax benefit on the provision for agave losses recorded in the quarter. Adjusting for this item, our effective tax rate for the quarter was 33.2%. A shift in the mix of our income from higher tax jurisdictions to lower tax jurisdictions when compared to last year is driving this lower rate.

Reported earnings per share of $0.73 for the quarter declined 5% from the $0.77 earned in the same prior year period. Excluding the impact of the $0.13 per share non-cash write-down of agave inventory, underlying growth in operating income, a reduction of net interest expense, a lower effective tax rate (excluding the tax effect of the write-down of agave), and fewer shares outstanding following the fiscal 2008 share repurchase contributed to the growth in earnings for the quarter.

FULL-YEAR OUTLOOK

Due to the non-cash agave charge in the quarter, we have reduced our fiscal 2009 full year earnings per share guidance to a range of $3.60 to $3.85, representing growth of 1% to 8% over prior-year earnings. Excluding the charge, fiscal 2009 guidance remains unchanged. The guidance incorporates expectations of improving volumetric global trends for Jack Daniel's, benefits of price increases, continued cost pressures, continued control of discretionary operating expenses, lower net interest expense, and additional benefits from the fiscal 2008 share repurchase.

LIQUIDITY AND FINANCIAL CONDITION

Cash and cash equivalents increased $41.3 million during the three months ended July 31, 2008, compared to a decrease of $103.0 million during the same period last year. Cash provided by operations was $104.7 million, down from $128.4 million for the same three-month period last year. The decline primarily reflects a higher seasonal increase in inventory related to value (gift) packs in preparation of the upcoming holiday season and the absence of a refund of taxes related to the acquisition of Casa Herradura received in the first quarter of last year. Cash provided by investing activities declined from last year by $74.6 million, largely reflecting last year's liquidation of $85.6 million of short-term investments and the $12.0 million acquisition of the Don Eduardo brand name. Cash used for financing activities decreased by $239.9 million from last year, primarily reflecting the $203.7 million special distribution to shareholders in May 2007 and a $48.6 million reduction in net debt repayments.

On July 24, 2008, our Board of Directors approved a regular quarterly cash dividend of $0.34 per share on Class A and Class B Common Stock. Stockholders of record on September 8, 2008 will receive the cash dividend on October 1, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement No. 141(R), "Business Combinations" (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business.

In December 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements" (FAS 160), which prescribes the accounting by a parent company for minority interests held by other parties in a subsidiary of the parent company.

In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (FAS 161), which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.

FAS 141(R) and FAS 160 become effective as of the beginning of our 2010 fiscal year, while FAS 161 becomes effective as of the end of our 2009 fiscal year. We do not expect our adoption of these pronouncements will have a material impact on our financial statements.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We hold debt obligations, foreign currency forward and option contracts, and commodity futures contracts that are exposed to risk from changes in interest rates, foreign currency exchange rates, and commodity prices, respectively. Established procedures and internal processes govern the management of these market risks. As of July 31, 2008, we do not consider the exposure to these market risks to be material.

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

                           PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about shares of our common stock that we repurchased during the quarter ended July 31, 2008:

                                                                          Total Number of        Maximum Number
                                                Total                    Shares Purchased      of Shares that May
                                              Number of      Average         as Part of         Yet Be Purchased
                                                Shares     Price Paid   Publicly Announced     Under the Plans or
                   Period                     Purchased     per Share    Plans or Programs          Programs
 May 1, 2008 - May 31, 2008                     3,892        $68.62             --                     --
 Total                                          3,892        $68.62             --                     --


These shares were received from an employee to satisfy income tax withholding obligations triggered by the employee's retirement from the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company held July 24, 2008, the persons named below were elected to serve as directors until the next annual election of directors, or until a successor has been elected and qualified. Each director received the votes of at least 90.4% of the Class A shares present for the meeting.
                                             For                 Withheld
                                          ----------            ---------
   Patrick Bousquet-Chavanne              54,132,551                7,792
   Barry D. Bramley                       49,457,201            4,683,142
   Geo. Garvin Brown IV                   53,179,662              960,681
   Martin S. Brown, Jr.                   53,258,955              881,388
   Donald G. Calder                       54,021,501              118,842
   Sandra A. Frazier                      53,138,045            1,002,298
   Richard P. Mayer                       49,526,641            4,613,702
   William E. Mitchell                    54,125,964               14,379
   Matthew R. Simmons                     54,134,490                5,853
   William M. Street                      48,982,742            5,157,601
   Dace Brown Stubbs                      53,205,687              934,656
   Paul C. Varga                          53,207,932              932,411
   James S. Welch, Jr.                    53,140,264            1,000,079

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


                                                BROWN-FORMAN CORPORATION
                                                     (Registrant)


Date:   September 5, 2008                  By:  /s/ Donald C. Berg
                                                Donald C. Berg
                                                Executive Vice President
                                                 and Chief Financial Officer
                                                (On behalf of the Registrant and
                                                 as Principal Financial Officer)

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



Date:   September 5, 2008                  By:  /s/ Paul C. Varga
                                                Paul C. Varga
                                                Chief Executive Officer

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



Date:   September 5, 2008                  By:  /s/ Donald C. Berg
                                                Donald C. Berg
                                                Chief Financial Officer

                                                                     Exhibit 32

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Brown-Forman Corporation ("the Company") on Form 10-Q for the period ended July 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in the capacity as an officer of the Company, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:   September 5, 2008                  By:  /s/ Paul C. Varga
                                           Paul C. Varga
                                           Chairman and Chief Executive Officer



                                           By:  /s/ Donald C. Berg
                                           Donald C. Berg
                                           Executive Vice President
                                            and Chief Financial Officer



A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

This certificate is being furnished solely for purposes of Section 906 and is not being filed as part of the Periodic Report.