Form 10-Q
period 2008-10-31
BROWN FORMAN CORP
filed 2008-12-08
CIK 14693

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

  |X|      QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended OCTOBER 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: November 30, 2008

      Class A Common Stock ($.15 par value, voting)             56,609,413
      Class B Common Stock ($.15 par value, nonvoting)          94,276,716

                            BROWN-FORMAN CORPORATION
                       Index to Quarterly Report Form 10-Q


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                Page

          Condensed Consolidated Statements of Operations
             Three months ended October 31, 2007 and 2008                3
             Six months ended October 31, 2007 and 2008                  3

          Condensed Consolidated Balance Sheets
             April 30, 2008 and October 31, 2008                         4

          Condensed Consolidated Statements of Cash Flows
             Six months ended October 31, 2007 and 2008                  5

          Notes to the Condensed Consolidated Financial Statements       6 - 12


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 13 - 22

Item 3.  Quantitative and Qualitative Disclosures about Market Risk     22

Item 4.  Controls and Procedures                                        22


                           PART II - OTHER INFORMATION

Item 1A. Risk Factors                                                   23

Item 6.  Exhibits                                                       23

Signatures                                                              24

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


                            BROWN-FORMAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

                                   Three Months Ended       Six Months Ended
                                       October 31,             October 31,
                                    2007        2008        2007         2008
                                  -------     -------     --------     --------

Net sales                         $ 893.4     $ 934.7     $1,632.5     $1,724.7
Excise taxes                        177.8       196.8        329.8        373.0
Cost of sales                       245.6       271.2        441.7        504.2
                                  -------     -------     --------     --------
  Gross profit                      470.0       466.7        861.0        847.5

Advertising expenses                112.6       110.0        206.5        207.0
Selling, general, and
 administrative expenses            146.7       139.9        289.7        284.2
Amortization expense                  1.3         1.3          2.6          2.6
Other (income), net                  (3.2)       (6.2)        (5.9)        (8.6)
                                  -------     -------     --------     --------
  Operating income                  212.6       221.7        368.1        362.3

Interest income                       2.2         1.7          4.2          3.4
Interest expense                     14.4         9.6         27.6         18.8
                                  -------     -------     --------     --------

  Income from continuing operations
   before income taxes              200.4       213.8        344.7        346.9

Income taxes                         70.9        70.6        119.9        115.5
                                  -------     -------     --------     --------
  Income from continuing operations 129.5       143.2        224.8        231.4

Loss from discontinued operations,
 net of income taxes                 (0.1)         --         (0.2)         --
                                  -------     -------     --------     --------
   Net income                     $ 129.4     $ 143.2     $  224.6      $ 231.4
                                  =======     =======     ========     ========

Basic earnings per share:
  Continuing operations           $  0.84     $  0.95     $   1.46     $   1.54
  Discontinued operations              --          --           --           --
                                  -------     -------     --------     --------
    Total                         $  0.84     $  0.95     $   1.46     $   1.54
                                  =======     =======     ========     ========

Diluted earnings per share:
  Continuing operations           $  0.83     $  0.94     $   1.44     $   1.52
  Discontinued operations              --          --           --           --
                                  -------     -------     --------     --------
    Total                         $  0.83     $  0.94     $   1.44     $   1.52
                                  =======     =======     ========     ========

Shares (in thousands) used in the
 calculation of earnings per share:
   Basic                          154,138     150,661      154,068      150,630
   Diluted                        155,668     151,828      155,594      151,880

Cash dividends per common share:
   Declared                        $0.000      $0.000       $0.484       $0.544
   Paid                            $0.242      $0.272       $0.484       $0.544


Share and per share data have been restated to reflect the stock distribution effective in October 2008. See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                              (Dollars in millions)

                                                  April 30,          October 31,
                                                    2008                 2008
                                                  --------             --------
Assets
------
Cash and cash equivalents                         $  118.9             $  326.8
Accounts receivable, net                             453.2                534.4
Inventories:
   Barreled whiskey                                  311.2                316.4
   Finished goods                                    154.2                183.3
   Work in process                                   179.2                129.2
   Raw materials and supplies                         39.9                 54.1
                                                  --------             --------
      Total inventories                              684.5                683.0

Current portion of deferred income taxes             102.3                102.3
Other current assets                                  97.1                126.5
                                                  --------             --------
   Total current assets                            1,456.0              1,773.0

Property, plant and equipment, net                   501.4                486.1
Goodwill                                             688.0                671.7
Other intangible assets                              698.8                687.6
Prepaid pension cost                                  22.8                 25.7
Other assets                                          38.0                 36.5
                                                  --------             --------
   Total assets                                   $3,405.0             $3,680.6
                                                  ========             ========
Liabilities
-----------
Accounts payable and accrued expenses             $  379.7             $  370.9
Accrued income taxes                                  14.7                  8.3
Short-term borrowings                                585.3                783.9
Current portion of long-term debt                      4.3                  3.2
                                                  --------             --------
   Total current liabilities                         984.0              1,166.3

Long-term debt                                       417.0                412.3
Deferred income taxes                                 88.8                105.6
Accrued pension and other postretirement benefits    121.2                117.9
Other liabilities                                     68.8                 66.3
                                                  --------             --------
   Total liabilities                               1,679.8              1,868.4

Stockholders' Equity
--------------------
Common stock (see Note 10):
 Class A, voting (57,000,000 shares authorized)        8.5                  8.5
 Class B, nonvoting (100,000,000 shares authorized)   10.4                 14.9
Additional paid-in capital                            73.8                 70.6
Retained earnings                                  1,931.8              2,072.9
Accumulated other comprehensive income (loss)          5.0                (57.1)
Treasury stock (5,522,000 and 5,441,000 shares
  at April 30 and October 31, respectively)         (304.3)              (297.6)
                                                  --------             --------
   Total stockholders' equity                      1,725.2              1,812.2
                                                  --------             --------
   Total liabilities and stockholders' equity     $3,405.0             $3,680.6
                                                  ========             ========

Share data has been restated to reflect the stock distribution effective in October 2008. See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Dollars in millions)

                                                         Six Months Ended
                                                            October 31,
                                                     2007                 2008
                                                   -------              -------
Cash flows from operating activities:
   Net income                                      $ 224.6              $ 231.4
   Adjustments to reconcile net income to
    net cash provided by operations:
      Net loss from discontinued operations            0.2                   --
      Non-cash agave inventory write-down               --                 22.4
      Depreciation and amortization                   25.7                 26.6
      (Gain) loss on sale of property, plant,
       and equipment                                  (2.6)                 3.5
      Stock-based compensation expense                 5.4                  4.6
      Deferred income taxes                            5.1                 (3.1)
   Changes in assets and liabilities, excluding
    the effects of businesses acquired or sold       (60.2)              (169.2)
   Net cash used for operating activities
    of discontinued operations                        (0.2)                  --
                                                   -------              -------
         Cash provided by operating activities       198.0                116.2

Cash flows from investing activities:
   Acquisition of business, net of cash acquired       1.6                   --
   Acquisition of brand name                         (12.0)                  --
   Sale of short-term investments                     85.6                   --
   Additions to property, plant, and equipment       (24.2)               (26.3)
   Proceeds from sale of property, plant,
    and equipment                                      5.2                   --
   Computer software expenditures                     (8.2)                (1.9)
                                                   -------              -------
         Cash provided by (used for)
          investing activities                        48.0                (28.2)

Cash flows from financing activities:
   Net change in short-term borrowings               (57.5)               220.4
   Repayment of long-term debt                        (3.8)                (2.2)
   Net proceeds (payments) from exercise
    of stock options                                  14.8                 (4.2)
   Excess tax benefits from stock options              5.5                  3.4
   Acquisition of treasury stock                     (22.6)                (0.3)
   Special distribution to stockholders             (203.7)                  --
   Dividends paid                                    (74.7)               (82.2)
                                                   -------              -------
         Cash (used for) provided by
          financing activities                      (342.0)               134.9

Effect of exchange rate changes on cash and
 cash equivalents                                      5.9                (15.0)
                                                   -------              -------

Net (decrease) increase in cash
 and cash equivalents                                (90.1)               207.9

Cash and cash equivalents, beginning of period       282.8                118.9
                                                   -------              -------
Cash and cash equivalents, end of period           $ 192.7              $ 326.8
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

                            BROWN-FORMAN CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

In these notes, "we," "us," and "our" refer to Brown-Forman Corporation.

1.   Condensed Consolidated Financial Statements

We prepared these unaudited condensed consolidated statements using our customary accounting practices as set out in our annual report on Form 10-K for the year ended April 30, 2008 (the "2008 Annual Report"), except that effective May 1, 2008, we adopted certain provisions of FASB Statements No. 157 and No. 158 (see Notes 6 and 9). We made all of the adjustments (which include only normal, recurring adjustments, unless otherwise noted) needed for a fair statement of this data.

We condensed or omitted some of the information found in financial statements prepared according to accounting principles generally accepted in the United States of America ("GAAP"). You should read these financial statements together with the 2008 Annual Report, which does conform to GAAP.

2.   Inventories

We use the last-in, first-out ("LIFO") method to determine the cost of most of our inventories. If the LIFO method had not been used, inventories at current cost would have been $150.1 million higher than reported as of April 30, 2008, and $168.9 million higher than reported as of October 31, 2008. Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

During the three months ended July 31, 2008, a portion of our agave fields showed signs of abnormally high levels of mortality and disease, which has significantly reduced the amount of agave we expect to yield from some fields. As a result, we recorded a provision for inventory losses of $22.4 million during the three months ended July 31, 2008, which is included in cost of sales. This amount was based on management's estimates of the extent of the loss in yield and the effectiveness of the measures we began and plan to continue to undertake to combat the crop diseases and other agricultural factors contributing to the lower yield. Although this provision is based on management's best estimate at this time, it is at least reasonably possible that actual inventory losses could be significantly different, which could have a materially adverse effect on our results of operations and financial condition.

3.   Income Taxes

Our consolidated quarterly effective tax rate is based upon our expected annual operating income, statutory tax rates, and tax laws in the various jurisdictions in which we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. The effective tax rate of 33.3% for the six months ended October 31, 2008, is based on an expected effective tax rate of 32.7% on ordinary income for the full fiscal year, plus additional interest on previously provided tax contingencies and the tax effect of other events (provision for agave inventory losses) occurring through October 31, 2008. Our expected tax rate from operations includes current fiscal year additions for existing tax contingency items. However, this rate does not include the effect of the expected sale of the Bolla and Fontana Candida Italian wines discussed below.

As a result of the expected sale of the Bolla and Fontana Candida Italian wine brands (see Note 12), we estimate that approximately $21.7 million of our previously reserved capital loss carryforwards will be used to offset the expected gain on the sale. Currently, we are unaware of any specific transactions that would allow us to use our remaining capital loss carryforwards.

We believe it is reasonably possible that the gross unrecognized tax benefits (included in other liabilities on the accompanying condensed consolidated balance sheets) may decrease by approximately $3.3 million in the next 12 months, although we expect that the statute of limitations on certain gross unrecognized state income tax benefits of $4.4 million will expire during this period.

We file income tax returns in the U.S., including several state and local jurisdictions, as well as in various other countries throughout the world in which we conduct business. The major jurisdictions and their earliest fiscal years that are currently open for tax examinations are 1998 in the U.S.; 2004 in Ireland and Italy; 2003 in the U.K.; and 2002 in Finland and Poland.

4.   Discontinued Operations

Discontinued Operations consisted of Hartmann and Brooks & Bentley, wholly-owned subsidiaries that we sold in fiscal 2007. Those subsidiaries, along with Lenox, Inc., the wholly-owned subsidiary that we sold in fiscal 2006, comprised our former consumer durables business.

5.   Earnings Per Share

Basic earnings per share is based upon the weighted average number of all common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock-based compensation awards, including stock options, stock-settled stock appreciation rights ("SSARs"), and non-vested restricted stock. Stock-based awards for approximately 1,438,000 common shares were excluded from the calculation of diluted earnings per share for the periods ended October 31, 2008, because the exercise price of the awards was greater than the average market price of the shares. No stock-based awards were excluded from the calculation of diluted earnings per share for the periods ended October 31, 2007.

As discussed in Note 10, all previously reported share and per share amounts have been restated in the accompanying financial statements and related notes to reflect the stock distribution.

The following table presents information concerning basic and diluted earnings per share:

                                                     Three Months Ended          Six Months Ended
                                                         October 31,                October 31,
(Dollars in millions, except per share amounts)      2007          2008          2007         2008
                                                   -------       -------       -------      -------
Basic and diluted net income (loss):
Continuing operations                               $129.5        $143.2        $224.8        $231.4
Discontinued operations                               (0.1)           --          (0.2)           --
                                                   -------       -------       -------       -------
   Total                                            $129.4        $143.2        $224.6        $231.4
                                                   =======       =======       =======       =======

Share data (in thousands):
Basic average common shares outstanding            154,138       150,661       154,068       150,630
Dilutive effect of non-vested restricted stock         109           142           105           139
Dilutive effect of stock options and SSARs           1,421         1,025         1,421         1,111
                                                   -------       -------       -------       -------
   Diluted average common shares outstanding       155,668       151,828       155,594       151,880
                                                   =======       =======       =======       =======

Basic earnings per share:
Continuing operations                                $0.84         $0.95         $1.46         $1.54
Discontinued operations                                 --            --            --            --
                                                   -------       -------       -------       -------
   Total                                             $0.84         $0.95         $1.46         $1.54
                                                   =======       =======       =======       =======

Diluted earnings per share:
Continuing operations                                $0.83         $0.94         $1.44         $1.52
Discontinued operations                                 --            --            --            --
                                                   -------       -------       -------       -------
   Total                                             $0.83         $0.94         $1.44         $1.52
                                                   =======       =======       =======       =======

6.   Pension and Other Postretirement Benefits

On April 30, 2007, we adopted FASB Statement No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans" (FAS 158). FAS 158 requires that, beginning in fiscal 2009, the assumptions used to measure our annual pension and other postretirement benefit expenses be determined as of the balance sheet date, and all plan assets and liabilities be reported as of that date. Accordingly, as of the beginning of our 2009 fiscal year, we changed the measurement date for our annual pension and other postretirement benefit expenses and all plan assets and liabilities from January 31 to April 30. As a result of this change in measurement date, we recorded an increase of $5.6 million (net of tax of $3.7 million) to stockholders' equity as of May 1, 2008, as follows:

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
                                           =====          =====          =====

The following table shows the components of the pension and other postretirement benefit expense recognized during the periods covered by this report:

                                          Three Months Ended    Six Months Ended
                                              October 31,          October 31,
(Dollars in millions)                       2007      2008       2007      2008
                                           ------    ------     ------    ------
Pension Benefits:
   Service cost                             $3.4      $3.4      $ 6.7      $6.7
   Interest cost                             6.6       7.5       13.3      15.1
   Expected return on plan assets           (8.0)     (8.7)     (16.1)    (17.4)
   Amortization of:
      Prior service cost                     0.2       0.2        0.4       0.4
      Net actuarial loss                     3.0       1.6        6.0       3.2
                                           ------    ------     ------    ------
   Net expense                              $5.2      $4.0      $10.3      $8.0
                                           ======    ======     ======    ======
Other Postretirement Benefits:
   Service cost                             $0.2      $0.3      $ 0.5      $0.6
   Interest cost                             0.8       0.9        1.5       1.7
   Amortization of net actuarial loss        0.1        --        0.2        --
                                           ------    ------     ------    ------
   Net expense                              $1.1      $1.2      $ 2.2      $2.3
                                           ======    ======     ======    ======

As a result of the recent performance of global capital markets, the market value of our pension plan assets has declined significantly during fiscal 2009, which could require us to make significant contributions to the plans in the near term. Based on the current market value of our pension plan assets, we now expect to contribute approximately $21.3 million to the plans during the second half of fiscal 2009. However, the U.S. Congress is expected to consider amending the current regulations regarding pension plan funding, which may impact the amount that we ultimately contribute in fiscal 2009.

7.   Contingencies

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

8.   Comprehensive Income

Comprehensive income is a broad measure of the effects of all transactions and events (other than investments by or distributions to stockholders) that are recognized in stockholders' equity, regardless of whether those transactions and events are included in net income. The following table adjusts the Company's net income for the other items included in the determination of comprehensive income:


                                             Three Months Ended       Six Months Ended
                                                 October 31,             October 31,
(Dollars in millions)                         2007        2008        2007        2008
                                             ------      ------      ------      ------
Net income                                   $129.4      $143.2      $224.6      $231.4
Other comprehensive income (loss):
  Net (loss) gain on cash flow hedges          (2.6)       24.1        (3.0)       26.1
  Net loss on securities                       (0.2)         --        (0.3)         --
  Postretirement benefits adjustment            2.0         1.1         4.0        11.2
  Foreign currency translation adjustment      21.5      (109.1)       22.9       (99.4)
                                             ------      ------      ------      ------
                                               20.7       (83.9)       23.6       (62.1)
                                             ------      ------      ------      ------
Comprehensive income                         $150.1      $ 59.3      $248.2      $169.3
                                             ======      ======      ======      ======

Accumulated other comprehensive income (loss) consisted of the following:

                                                April 30,      October 31,
(Dollars in millions)                             2008            2008
                                                 ------          ------
Postretirement benefits adjustment               $(87.8)         $(76.6)
Cumulative translation adjustment                  99.1            (0.3)
Unrealized (loss) gain on
 cash flow hedge contracts                         (6.3)           19.8
                                                 ------          ------
                                                 $  5.0          $(57.1)
                                                 ======          ======

9.   Fair Value Measurements

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

As of October 31, 2008, the fair values of our financial assets and liabilities are as follows:

(Dollars in millions)              Total      Level 1      Level 2      Level 3

Assets:
 Foreign currency contracts        $42.0          --        $42.0           --

Liabilities:
 Commodity contracts                $4.1        $4.1           --           --

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

10.   Stock Distribution

In September 2008, our Board of Directors authorized a stock split, effected as a stock dividend, of one share of Class B common stock for every four shares of either Class A or Class B common stock held by stockholders of record as of the close of business on October 6, 2008, with fractional shares paid in cash. The distribution took place on October 27, 2008.

As a result of the stock distribution, we reclassified approximately $4.5 million from the company's retained earnings account to its common stock account. The $4.5 million represents the $0.15 par value per share of the shares issued in the stock distribution.

The following table shows the change in the company's issued shares:

                                                     Three Months Ended          Six Months Ended
                                                         October 31,                October 31,
(Shares in thousands)                                2007          2008          2007         2008
                                                   -------       -------       -------      -------
Class A (voting) Common Shares:
  Balance at beginning of period                    56,925        56,964        56,882        56,925
  Stock issued under compensation plans                 --            --            43            39
                                                   -------       -------       -------       -------
  Balance at end of period                          56,925        56,964        56,925        56,964
                                                   =======       =======       =======       =======


Class B (nonvoting) Common Shares:
  Balance at beginning of period                    69,188        69,188        69,188        69,188
  Stock distribution                                    --        30,176            --        30,176
                                                   -------       -------       -------       -------
  Balance at end of period                          69,188        99,364        69,188        99,364
                                                   =======       =======       =======       =======


All previously reported share and per share amounts have been restated in the accompanying financial statements and related notes to reflect the stock distribution.

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

12.  Subsequent Events

On November 20, 2008, our Board of Directors increased the quarterly cash dividend on Class A and Class B common stock from $0.272 to $0.2875 per share. Stockholders of record on December 8, 2008 will receive the cash dividend on January 2, 2009.

On December 1, 2008, we announced the expected sale of the Bolla and Fontana Candida Italian wine brands to Gruppo Italiano Vini (GIV) during the third quarter of fiscal 2009. In order to facilitate the transition of the brands to GIV, we have also agreed to serve as an agent for these brands in the U.S. from the closing date until the transition is complete, which is expected to occur no later than April 30, 2009. We expect to recognize a net gain from the sale and exit of these brands from our portfolio of approximately $0.12 per share during fiscal 2009.

On December 4, 2008, we announced that our Board of Directors authorized the repurchase of up to $250 million of our outstanding Class A and Class B common shares over the next 12 months, subject to market conditions. Under this plan, we can repurchase shares from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis along with our 2008 Annual Report. Note that the results of operations for the three-month and six-month periods ended October 31, 2008, do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, "we," "us," and "our" refer to Brown-Forman Corporation.

Important Note on Forward-Looking Statements:
This report contains statements, estimates, or projections that constitute "forward-looking statements" as defined under U.S. federal securities laws. Generally, the words "expect," "believe," "intend," "estimate," "will," "anticipate," and "project," and similar expressions identify a forward-looking statement, which speaks only as of the date the statement is made. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. We believe that the expectations and assumptions with respect to our forward-looking statements are reasonable. But by their nature, forward-looking statements involve known and unknown risks, uncertainties and other factors that in some cases are out of our control. These factors could cause our actual results to differ materially from Brown-Forman's historical experience or our present expectations or projections. Here is a non-exclusive list of such risks and uncertainties:

 - continuation of the U.S. or global economic downturn or ongoing turmoil in world financial markets and related credit and capital market instability and illiquidity; decreased consumer and trade spending; higher unemployment; supplier, customer and consumer credit problems, etc.;
 - pricing, marketing and other competitive activity focused against our major brands;
 - continued or further decline in consumer confidence or spending, whether related to U.S. and global economic conditions, war, natural disasters, terrorist attacks or other factors;
 - tax increases, changes in tax rules or rates (e.g., LIFO treatment for inventory), tariff barriers, and/or other restrictions affecting beverage alcohol, whether at the U.S. federal or state level or in other major markets around the world, and the unpredictability or suddenness with which they can occur;
 - limitations and restrictions on distribution and marketing of our products, including advertising and promotion, from stricter governmental policies in the U.S. or our other major markets;
 - fluctuations in the U.S. Dollar against foreign currencies, especially the British Pound, Euro, Australian Dollar, Polish Zloty and the South African Rand;
 - reduced bar, restaurant, hotel and other on-premise business, including consumer shifts to discount stores and other price sensitive purchases and venues;
 - changes in consumer preferences, societal attitudes or cultural trends that result in the reduced consumption of our premium spirits brands or our ready-to-drink products;
 - changes in distribution or agency arrangements in major markets that temporarily disrupt our business, reduce our sales, limit our ability to market or sell our products, or entail exit costs;
 - adverse impacts as a consequence of our acquisitions, acquisition strategies, integration of acquired businesses, or conforming them to the company's trade practice standards, financial controls environment and U.S. public company requirements;
 - price increases in energy or raw materials, such as grapes, grain, agave, wood, glass, and plastic;
 - changes in climate conditions, agricultural uncertainties, our suppliers' financial hardships or other supply limitations that adversely affect supply, price, availability, quality, or health of grapes, agave, grain, glass, closures or wood;
 - negative media related to our company, brands, personnel, shareholders, operations, business performance or prospects;
 - counterfeit production, tampering, or contamination of our products and any resulting negative effect on our sales, intellectual property rights, or brand equity;
 - adverse developments stemming from state or federal investigations of beverage alcohol industry marketing or trade practices of suppliers, distributors or retailers; and
 - impairment in the recorded value of inventory, fixed assets, goodwill or other acquired intangibles.

Results of Operations:
Second Quarter Fiscal 2009 Compared to Second Quarter Fiscal 2008

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

                                             Three Months Ended
                                                 October 31,
CONTINUING OPERATIONS                       2007             2008         Change
                                           ------           ------        ------
Net sales                                  $893.4           $934.7           5%
Gross profit                                470.0            466.7          (1%)
Advertising expenses                        112.6            110.0          (2%)
Selling, general, and
 administrative expenses                    146.7            139.9          (5%)
Amortization expense                          1.3              1.3
Other (income), net                          (3.2)            (6.2)
   Operating income                         212.6            221.7           4%
Interest expense, net                        12.2              7.9
   Income before income taxes               200.4            213.8           7%
Income taxes                                 70.9             70.6
   Net income                               129.5            143.2          11%

Gross margin                                 52.6%            49.9%

Effective tax rate                           35.4%            33.0%

Earnings per share(1):
   Basic                                     $0.84            $0.95         13%
   Diluted                                    0.83             0.94         13%


--------
(1) All per share amounts have been adjusted to reflect the October 27, 2008 Class B common stock distribution. For every four shares of Class A or Class B common stock, one Class B share was issued.

Net sales for the three months ended October 31, 2008 grew $41.3 million, up 5% over the same prior year period. The major factors driving the increase in net sales were an acceleration of growth for Jack Daniel's in the U.S. and continued gains for several developing brands, including Gentleman Jack, Bonterra, and Woodford Reserve in this same market. Higher net sales for Jack Daniel's in a number of international markets, including several Eastern European countries, Mexico, Latin America, Australia, China, Korea, Japan, and South Africa, as well as continued growth for Finlandia in Eastern Europe also contributed to the quarter over quarter growth in sales. Partially offsetting these positive factors were lower volumes in the quarter for Jack Daniel's and Southern Comfort in several of our most developed markets in Western Europe due in part to deteriorating economic conditions and shifts in consumer purchasing patterns from on-premise to off-premise, the loss of sales from exited agency brands, and the significantly stronger U.S. dollar, which appreciated nearly 20% since July 2008 against our two largest currencies, the British pound and the euro.

The components of the 5% increase in net sales for the quarter were:

                                                   Growth vs.
                                                  Prior Period

   Underlying net sales growth                         6%
   Estimated net change in trade inventories(2)        2%
   Australian excise tax increase(3)                   1%
   Discontinued agency brands(4)                      (1%)
   Foreign exchange(5)                                (3%)
                                                     -----
   Reported net sales growth                           5%
                                                     =====


--------
(2) Refers to the estimated financial impact of changes in wholesale trade inventories for the company's brands. We compute this effect using our estimated depletion trends and separately identify trade inventory changes in the variance analysis for our key measures. Based on the estimated depletions and the fluctuations in trade inventory levels, we then adjust the percentage variances from prior to current periods for our key measures. We believe it is important to separately identify the impact of this item in order for management and investors to understand the results of our business that can arise from varying levels of wholesale inventories.
(3) Refers to the impact of the 70% increase in excise tax of ready-to-drink products in Australia, implemented on April 27, 2008. Since net sales are recorded including excise tax, we believe it is important to separately identify the impact of this item to better understand our sales trends.
(4) Refers to the impact of certain agency brands, primarily Appleton, Amarula, Durbanville Hills, and Red Bull, distributed in certain geographies, which exited Brown-Forman's portfolio during fiscal 2008.
(5) Refers to net gains and losses incurred by the company relating to sales and purchases in currencies other than the U.S. dollar. We use the measure to understand the growth of the business on a constant dollar basis as fluctuations in exchange rates can distort the underlying growth of our business (both positively and negatively). To neutralize the effect of foreign exchange fluctuations, we have historically translated current year results at prior year rates. We believe it is important to separately identify the impact that foreign exchange has on each major line item of our consolidated statement of operations.

Gross profit decreased $3.3 million, or 1% from the second quarter of last year. The stronger U.S. dollar and higher costs associated with value-added gift packs and an increase in grain and energy costs offset the factors that drove net sales in the quarter, resulting in a lower gross margin for the period.

                                                   Growth vs.
                                                  Prior Period

   Underlying gross profit growth                      3%
   Estimated net change in trade inventories           2%
   Discontinued agency brands                         (1%)
   Foreign exchange                                   (5%)
                                                     -----
   Reported gross profit growth                       (1%)
                                                     =====

Advertising expenses decreased $2.6 million, or 2%, reflecting the absence of spending behind exited agency brands and the effects of a stronger U.S. dollar in the quarter. Investments behind several brands increased in the quarter, including Jack Daniel's, el Jimador (in support of the introduction of the 100% agave product), Herradura, Chambord, Sonoma-Cutrer, and Woodford Reserve. Additionally, we significantly increased the spending behind value-added gift packaging in the quarter, as one of several actions taken to enhance our competitiveness and relevancy to the consumer during the challenging and difficult economic environment. While these packaging costs are classified as cost of sales in our financial statements, we consider these costs to be a form of advertising spend.

Selling, General and Administrative expenses decreased $6.8 million, or 5%, reflecting a reduction in transition costs related to the fiscal 2007 Casa Herradura acquisition, the benefit of a stronger U.S. dollar on spending, and continued overall tight management of discretionary expenses.

Operating income increased $9.1 million, up 4% from the same period last year. Reported results for the quarter were adversely impacted by the loss of income from exited agency brands and the significantly stronger U.S. dollar. Estimated trade inventory changes, and lower transition expenses associated with the fiscal 2007 Casa Herradura acquisition increased operating income. As outlined below, underlying operating income was up 5% in the quarter.

                                                   Growth vs.
                                                  Prior Period

   Underlying operating income growth                  5%
   Estimated net change in trade inventories           3%
   Reduced transition expenses from acquisitions       2%
   Discontinued agency brands                         (1%)
   Foreign exchange                                   (5%)
                                                     -----
   Reported operating income growth                    4%
                                                     =====

Net interest expense decreased $4.3 million compared to the same prior year period, reflecting a shift in total debt from higher rate fixed debt to lower rate variable debt. Additionally, an overall reduction in debt levels also contributed to this reduction in net interest expense.

The effective tax rate in the quarter was 33.0% compared to 35.4% reported in the second quarter of fiscal 2008. This reduction in tax rate reflects the absence of event-driven items that affected last year's second quarter tax rate.

Reported diluted earnings per share of $0.94 for the quarter increased 13% from the $0.83 earned in the same prior year period. The same factors that boosted the increase in operating income also contributed to the gain in earnings per share. In addition, earning per share benefitted from lower net interest expense, a reduction in the effective tax rate, and fewer shares outstanding following the fiscal 2008 share repurchase.


Results of Operations:
Six Months Fiscal 2009 Compared to Six Months Fiscal 2008

                                              Six Months Ended
                                                 October 31,
CONTINUING OPERATIONS                       2007             2008         Change
                                           ------           ------        ------
Net sales                                $1,632.5         $1,724.7           6%
Gross profit                                861.0            847.5          (2%)
Advertising expenses                        206.5            207.0           0%
Selling, general, and
 administrative expenses                    289.7            284.2          (2%)
Amortization expense                          2.6              2.6
Other (income), net                          (5.9)            (8.6)
   Operating income                         368.1            362.3          (2%)
Interest expense, net                        23.4             15.4
   Income before income taxes               344.7            346.9           1%
Income taxes                                119.9            115.5
   Net income                               224.8            231.4           3%

Gross margin                                 52.7%            49.1%

Effective tax rate                           34.8%            33.3%

Earnings per share:
   Basic                                     $1.46            $1.54          5%
   Diluted                                    1.44             1.52          5%


Net sales for the six months ended October 31, 2008 grew $92.2 million, up 6% over the same prior-year period. The major factors driving the increase in net sales were:

                                                   Growth vs.
                                                  Prior Period

   Underlying net sales growth                         5%
   Estimated net change in trade inventories           1%
   Australian excise tax increase                      1%
   Discontinued agency brands                         (1%)
                                                     -----
   Reported net sales growth                           6%
                                                     =====

The underlying growth in net sales reflects higher volumes of Jack Daniel's in several countries/regions including the U.S., Latin America, Eastern Europe, Australia, Southeast Asia and India. Continued expansion of Finlandia in Eastern Europe and gains for other brands in our portfolio, including Bonterra, Gentleman Jack, Sonoma-Cutrer, Woodford Reserve, Jack Daniel's Single Barrel, and Tuaca, all largely in the U.S., and New Mix in Mexico, also contributed to the growth in net sales for the first six months. More specifically, for the first six months of the fiscal year:

 - The Jack Daniel's full-strength whiskies (Jack Daniel's Tennessee Whiskey, Gentleman Jack, and Jack Daniel's Single Barrel) grew in the mid-single digits on both a reported and a constant currency basis, reflecting volume growth. Global depletions(6) increased in the mid-single digits for the first six months driven by gains in the markets noted above; partially offset by declines in some markets in Western Europe, particularly Germany, the U.K., and Spain. Jack Daniel's Tennessee Whiskey reported net sales increased at mid-single digit rates and constant currency net sales grew at low single digit rates for the first half of fiscal 2009. Gentleman Jack's net sales grew at a double-digit rate on both a reported and a constant currency basis for the six month period.

 - Jack Daniel's & Cola depletions increased slightly in the second quarter. However, depletions for the first half were down as double-digit gains in Germany were offset by declines in Australia following the substantial increase in ready-to-drink excises taxes in that country implemented on April 27, 2008. Global reported and constant currency net sales grew in the mid-single digits.

 - Approaching the 3 million case milestone for the 12 months ended October 2008, Finlandia grew net sales by double digits on both a reported and a constant currency basis, reflecting higher volumes and pricing gains. Global depletions grew in the high single digits.

 - Southern Comfort net sales declined in the low single digits on a reported basis and decreased in the mid-single digits on a constant currency basis. Volume declines showed signs of improvement during the second quarter, particularly in the U.S., where depletions increased in the low single digits.

 - We continued to experience solid gains on several brands as reported and constant currency net sales for Sonoma-Cutrer, Bonterra, Woodford Reserve, and the Casa Herradura portfolio grew at double-digit rates. Chambord and Tuaca net sales grew at high single digit and mid single digit rates, respectively.


--------
(6) Depletions are shipments from wholesaler distributors to retail customers, and are commonly regarded in the industry as an approximate measure of consumer demand.

Our gross profit decreased $13.5 million, or 2%, due primarily to a first quarter $22.4 million non-cash inventory write-down included in cost of sales related to agave plants identified as dead or dying. During the three months ended July 31, 2008, a portion of our agave fields showed signs of abnormally high levels of mortality and disease, which has significantly reduced the amount of agave we expect to yield from some fields. The $22.4 million provision recorded in the first quarter was based on management's estimates of the extent of the loss in yield and the effectiveness of the measures we began and plan to continue to undertake to combat the crop diseases and other agricultural factors contributing to the lower yield. Although this provision is based on management's best estimate at this time, it is at least reasonably possible that actual inventory losses could be significantly different, which could have a materially adverse effect on our results of operations and financial condition.

The following table shows the major factors influencing the change in gross profit for the period:

                                                   Growth vs.
                                                  Prior Period

   Underlying gross profit growth                      2%
   Foreign exchange                                   (1%)
   Non-cash agave inventory write-down(7)             (3%)
                                                     -----
   Reported gross profit growth                       (2%)
                                                     =====

The same factors that drove our underlying net sales growth for the first six months also contributed to our underlying gross profit growth. Cost inflation on grain and energy costs, though the rate of growth has slowed considerably compared to the first quarter, and increased value-added gift packaging costs partially offset volume and price gains.

Our overall gross margin as a percent of net sales declined for the first six months of the fiscal year due in part to the non-cash agave inventory write-down. In addition, an excise tax increase in Australia on ready-to-drink products impacting sales of Jack Daniel's & Cola in this market, increased value-added packaging costs and higher cost of grain and fuel suppressed margins for the period.

Advertising investments were flat for the first half of the year compared to the first half of last year due primarily to the absence of spending behind agency brands that we have ceased selling. This factor was partially offset by our efforts to shift the seasonality of some investments to the holiday season and to reallocate spending to those brands, markets, and channels where we believe the consumer and trade are more responsive to the investments.

Selling, general, and administrative expenses decreased 2% over the first half of last year, reflecting lower transition costs related to the fiscal 2007 Casa Herradura acquisition, continued tight management of discretionary expenses, and the leveraging of investments made in prior years.


--------
(7) Refers to an abnormal number of agave plants identified during the period as dead or dying. Although agricultural uncertainties are inherent in our tequila or any other business including the growth and harvesting of raw materials, we believe that the magnitude of this item in the period distorts the underlying trends of our business.

Operating income declined $5.8 million, or 2%, from the first half of last year. Operating income was impacted by the $22.4 million pre-tax non-cash charge related to an abnormal number of agave plants identified during the first quarter as dead or dying, as described above. The following table summarizes the major factors influencing the change in operating income for the quarter:

                                                   Growth vs.
                                                  Prior Period

   Underlying operating income growth                  4%
   Reduced transition expenses from acquisitions       1%
   Estimated net change in trade inventories           1%
   Foreign exchange                                   (1%)
   Discontinued agency brands                         (1%)
   Non-cash agave inventory write-down                (6%)
                                                     -----
   Reported operating income growth                   (2%)
                                                     =====

Net interest expense decreased by $8.0 million, reflecting a shift in total debt from higher rate fixed debt to lower rate variable net debt. Additionally, an overall reduction in debt levels also contributed to this reduction in net interest expense.

The effective tax rate for the first half of the year was 33.3%, compared to 34.8% reported in the first half of fiscal 2008. Our effective tax rate was negatively affected by a lower tax benefit on the provision for agave losses recorded in the first quarter, offset by a shift in the mix of our income from higher to lower tax jurisdictions when compared to last year, and the absence of event-driven items that affected last year's second quarter tax rate.

Reported diluted earnings per share of $1.52 for the six months increased 5% from the $1.44 earned in the same prior year period. Underlying growth in operating income, a reduction of net interest expense, a lower effective tax rate, and fewer shares outstanding following the fiscal 2008 share repurchase contributed to the growth in earnings per share for the quarter. The impact of the $0.11 per share (adjusted to reflect the stock distribution) non-cash write-down of agave inventory recognized in the first quarter only partially offset these benefits.

FULL-YEAR OUTLOOK

Due to an estimated $0.12 per share net gain from the expected sale of Bolla and Fontana Candida brands, we have increased our fiscal 2009 full year diluted earnings per share guidance to a range of $3.00 to $3.20, representing growth of 6% to 13% over prior year diluted earnings per share from continuing operations of $2.84. This guidance is unchanged from what was provided at the start of the fiscal year when adjusting for the first quarter agave write-off and the anticipated net gain resulting from the sale of Bolla and Fontana Candida brands. The guidance also includes the expectation of maintaining global trends for Jack Daniel's, Southern Comfort, and Finlandia, although we believe a weaker than anticipated consumer and trade response due to the current global economic environment could have a significant effect on our ability to maintain these trends. The outlook also assumes continued tight management of discretionary operating expenses, a lower effective tax rate in the second half of the year as compared to the first half, and the expectation that today's stronger U.S. dollar relative to our major foreign currencies will continue for the balance of the year.

LIQUIDITY AND FINANCIAL CONDITION

Cash and cash equivalents increased $207.9 million during the six months ended October 31, 2008, compared to a decrease of $90.1 million during the same period last year. Cash provided by operations was $116.2 million, down from $198.0 million for the comparable period last year. The decline primarily reflects a higher seasonal increase in working capital and the absence of a refund of value-added taxes related to the acquisition of Casa Herradura received in the first quarter of last year. Cash provided by investing activities declined from last year by $76.2 million, largely reflecting last year's liquidation of $85.6 million of short-term investments, partially offset by the $12.0 million acquisition of the Don Eduardo brand name. Cash used for financing activities decreased by $476.9 million from last year, primarily reflecting the $203.7 million special distribution to shareholders in May 2007 and a $279.5 million increase in net borrowings to provide for an additional liquidity buffer with the uncertain capital market environment.

The global credit crisis has imposed exceptional levels of volatility in the capital markets, severely diminished liquidity and credit availability, caused declines in asset values and increased counterparty risk. During this time, we have maintained adequate liquidity to meet current obligations, fund capital expenditures, and maintain dividends, while reserving adequate capacity for acquisition opportunities. During the quarter, we built an additional level of excess cash equivalents as a buffer during these uncertain times. Our short-term commercial paper program supported by our $800 million undrawn bank credit facility has continued to fund our needs with attractive rates. While our short-term commercial paper has continued to attract investors, if we were to become unable to obtain funding in the short-term commercial paper market, we expect that we could satisfy our liquidity requirements by drawing upon our contractually committed bank credit facility with a network of relationship banks. This facility expires April 30, 2012 and carries favorable terms compared with current market conditions. However, it could carry somewhat higher interest rates compared to our commercial paper program and, under extreme market conditions, there can be no assurance that this agreement would be available or sufficient. We have also endeavored to monitor our counterparty risks with respect to our cash balances and derivative contracts (i.e., foreign currency and commodity hedges). We believe our current liquidity position is strong and sufficient to meet all of our financial commitments for the foreseeable future, absent severe further deterioration of market conditions.

As a result of the recent performance of global capital markets, the market value of our pension plan assets has declined significantly during fiscal 2009, which could require us to make significant contributions to the plans in the near term. Based on the current market value of our pension plan assets, we now expect to contribute approximately $21.3 million to the plans during the second half of fiscal 2009. However, the U.S. Congress is expected to consider amending the current regulations regarding pension plan funding, which may impact the amount that we ultimately contribute in fiscal 2009.

On November 20, 2008, our Board of Directors increased the quarterly cash dividend on Class A and Class B common stock from $0.272 to $0.2875 per share. Stockholders of record on December 8, 2008 will receive the cash dividend on January 2, 2009.

On December 4, 2008, we announced that our Board of Directors authorized the repurchase of up to $250 million of our outstanding Class A and Class B common shares over the next 12 months, subject to market conditions. Under this plan, we can repurchase shares from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws.

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

                           PART II - OTHER INFORMATION


Item 1A.  Risk Factors

Our Annual Report on Form 10-K for the year ended April 30, 2008, contains important risk factors that could cause our actual results to differ materially from our historical experience or our present expectations and projections. While except for the item below, which amends and replaces the first factor in the Form 10-K, there are no material changes to those risk factors, they should be viewed in the context of the potential impact on our business of the recent economic downturn in the U.S. and around the world, and global economic, capital and credit market conditions.

ADVERSE MACROECONOMIC AND BUSINESS CONDITIONS MAY SIGNIFICANTLY AND NEGATIVELY AFFECT OUR REVENUES, PROFITABILITY AND RESULTS OF OPERATION.

Global economic conditions and conditions specific to the United States and/or other major markets in which we do business could substantially affect our sales and profitability. Global economic activity has undergone a sudden, sharp economic downturn, on top of the housing downturn and subprime lending collapse during the last year. Global credit and capital markets have experienced unprecedented volatility and disruption. Business credit and liquidity have tightened in much of the world. Consumer credit has also contracted in a number of major markets. U.S. unemployment rates have increased significantly. Some of our suppliers, customers and consumers are facing credit issues, and could experience cash flow problems and other financial hardships. Consumer confidence and spending are down significantly.

Changes in governmental banking, monetary and fiscal policies to restore liquidity and increase credit availability may not be effective. It is difficult to determine the breadth and duration of the economic and financial market problems and the many ways in which they may affect our consumers, suppliers, customers and our business in general. Nonetheless, continuation or further worsening of these difficult financial and macroeconomic conditions could have significant adverse effects on our sales, profitability and results of operations.


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


                                                BROWN-FORMAN CORPORATION
                                                     (Registrant)


Date:   December 8, 2008                   By:  /s/ Donald C. Berg
                                                Donald C. Berg
                                                Executive Vice President
                                                 and Chief Financial Officer
                                                (On behalf of the Registrant and
                                                 as Principal Financial Officer)

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



Date:   December 8, 2008                   By:  /s/ Paul C. Varga
                                                Paul C. Varga
                                                Chief Executive Officer

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



Date:   December 8, 2008                   By:  /s/ Donald C. Berg
                                                Donald C. Berg
                                                Chief Financial Officer

                                                                     Exhibit 32

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Brown-Forman Corporation ("the Company") on Form 10-Q for the period ended October 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in the capacity as an officer of the Company, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:   December 8, 2008                   By:  /s/ Paul C. Varga
                                           Paul C. Varga
                                           Chairman and Chief Executive Officer



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