Form 10-Q
period 2009-01-31
BROWN FORMAN CORP
filed 2009-03-11
CIK 14693

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

  |X|      QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended JANUARY 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: February 28, 2009

      Class A Common Stock ($.15 par value, voting)             56,598,265
      Class B Common Stock ($.15 par value, nonvoting)          93,608,759

                            BROWN-FORMAN CORPORATION
                       Index to Quarterly Report Form 10-Q


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                Page

          Condensed Consolidated Statements of Operations
             Three months ended January 31, 2008 and 2009                3
             Nine months ended January 31, 2008 and 2009                 3

          Condensed Consolidated Balance Sheets
             April 30, 2008 and January 31, 2009                         4

          Condensed Consolidated Statements of Cash Flows
             Nine months ended January 31, 2008 and 2009                 5

          Notes to the Condensed Consolidated Financial Statements       6 - 12


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 13 - 25

Item 3.  Quantitative and Qualitative Disclosures about Market Risk     25

Item 4.  Controls and Procedures                                        26


                           PART II - OTHER INFORMATION

Item 1A. Risk Factors                                                   26 - 27

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds    27

Item 6.  Exhibits                                                       28

Signatures                                                              29

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


                            BROWN-FORMAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

                                   Three Months Ended       Nine Months Ended
                                       January 31,             January 31,
                                    2008        2009        2008         2009
                                  -------     -------     --------     --------

Net sales                         $ 877.4     $ 784.1     $2,509.9     $2,508.9
Excise taxes                        205.0       191.7        534.8        564.7
Cost of sales                       239.8       221.8        681.5        726.1
                                  -------     -------     --------     --------
  Gross profit                      432.6       370.6      1,293.6      1,218.1

Advertising expenses                107.6        87.0        314.2        294.1
Selling, general, and
 administrative expenses            143.3       113.1        433.1        397.2
Amortization expense                  1.3         1.3          3.8          3.8
Other (income), net                  (1.2)       (8.0)        (7.2)       (16.6)
                                  -------     -------     --------     --------
  Operating income                  181.6       177.2        549.7        539.6

Interest income                       1.9         1.3          6.1          4.7
Interest expense                     11.0         9.4         38.6         28.2
                                  -------     -------     --------     --------

  Income from continuing operations
   before income taxes              172.5       169.1        517.2        516.1

Income taxes                         56.6        45.7        176.5        161.3
                                  -------     -------     --------     --------
  Income from continuing operations 115.9       123.4        340.7        354.8

Income from discontinued operations,
 net of income taxes                  0.1          --           --           --
                                  -------     -------     --------     --------
   Net income                     $ 116.0     $ 123.4     $  340.7      $ 354.8
                                  =======     =======     ========     ========

Basic earnings per share:
  Continuing operations           $  0.76     $  0.82     $   2.21     $   2.36
  Discontinued operations              --          --           --           --
                                  -------     -------     --------     --------
    Total                         $  0.76     $  0.82     $   2.21     $   2.36
                                  =======     =======     ========     ========

Diluted earnings per share:
  Continuing operations           $  0.75     $  0.81     $   2.19     $   2.34
  Discontinued operations              --          --           --           --
                                  -------     -------     --------     --------
    Total                         $  0.75     $  0.81     $   2.19     $   2.34
                                  =======     =======     ========     ========

Shares (in thousands) used in the
 calculation of earnings per share:
   Basic                          153,545     150,544      153,856      150,592
   Diluted                        154,968     151,486      155,348      151,739

Cash dividends per common share:
   Declared                       $0.5440     $0.5750      $1.0280      $1.1190
   Paid                           $0.2720     $0.2875      $0.7560      $0.8315


Prior year share and per share data have been restated to reflect the stock distribution effective in October 2008. See Note 10.

                            BROWN-FORMAN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                              (Dollars in millions)

                                                  April 30,          January 31,
                                                    2008                 2009
                                                  --------             --------
Assets
------
Cash and cash equivalents                         $  118.9             $  334.7
Accounts receivable, net                             453.2                413.5
Inventories:
   Barreled whiskey                                  311.2                315.9
   Finished goods                                    154.2                137.8
   Work in process                                   179.2                148.0
   Raw materials and supplies                         39.9                 41.5
                                                  --------             --------
      Total inventories                              684.5                643.2

Current portion of deferred income taxes             102.3                102.3
Other current assets                                  97.1                100.8
                                                  --------             --------
   Total current assets                            1,456.0              1,594.5

Property, plant and equipment, net                   501.4                479.5
Goodwill                                             688.0                673.2
Other intangible assets                              698.8                686.4
Prepaid pension cost                                  22.8                 26.3
Other assets                                          38.0                 39.9
                                                  --------             --------
   Total assets                                   $3,405.0             $3,499.8
                                                  ========             ========
Liabilities
-----------
Accounts payable and accrued expenses             $  379.7             $  299.5
Accrued income taxes                                  14.7                  6.0
Dividends payable                                       --                 43.3
Short-term borrowings                                585.3                395.2
Current portion of long-term debt                      4.3                  2.0
                                                  --------             --------
   Total current liabilities                         984.0                746.0

Long-term debt                                       417.0                660.6
Deferred income taxes                                 88.8                108.4
Accrued pension and other postretirement benefits    121.2                115.9
Other liabilities                                     68.8                 57.3
                                                  --------             --------
   Total liabilities                               1,679.8              1,688.2

Stockholders' Equity
--------------------
Common stock (see Note 10):
 Class A, voting (57,000,000 shares authorized)        8.5                  8.5
 Class B, nonvoting (100,000,000 shares authorized)   10.4                 14.9
Additional paid-in capital                            73.8                 69.7
Retained earnings                                  1,931.8              2,109.6
Accumulated other comprehensive income (loss)          5.0                (73.0)
Treasury stock (5,522,000 and 5,865,000 shares
  at April 30 and January 31, respectively)         (304.3)              (318.1)
                                                  --------             --------
   Total stockholders' equity                      1,725.2              1,811.6
                                                  --------             --------
   Total liabilities and stockholders' equity     $3,405.0             $3,499.8
                                                  ========             ========

                            BROWN-FORMAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Dollars in millions)

                                                         Nine Months Ended
                                                            January 31,
                                                     2008                 2009
                                                   -------              -------
Cash flows from operating activities:
   Net income                                      $ 340.7              $ 354.8
   Adjustments to reconcile net income to
    net cash provided by operations:
      Non-cash agave inventory write-down               --                 22.4
      Depreciation and amortization                   38.4                 40.1
      Gain on sale of brand names                       --                (20.4)
      (Gain) loss on sale of property, plant,
       and equipment                                  (2.8)                 3.7
      Stock-based compensation expense                 7.5                  6.2
      Deferred income taxes                           14.6                  1.8
   Changes in assets and liabilities, excluding
    the effects of businesses acquired or sold        (1.1)               (65.7)
                                                   -------              -------
         Cash provided by operating activities       397.3                342.9

Cash flows from investing activities:
   Acquisition of business, net of cash acquired       1.6                   --
   Acquisition of brand name                         (12.0)                  --
   Sale of short-term investments                     85.6                   --
   Additions to property, plant, and equipment       (31.6)               (37.1)
   Proceeds from sale of brand names,
    net of transaction costs                            --                 16.8
   Proceeds from sale of property, plant,
    and equipment                                      5.7                   --
   Computer software expenditures                    (10.9)                (2.5)
                                                   -------              -------
         Cash provided by (used for)
          investing activities                        38.4                (22.8)

Cash flows from financing activities:
   Net change in short-term borrowings              (159.9)              (179.7)
   Repayment of long-term debt                        (4.5)                (2.9)
   Proceeds from long-term debt                         --                249.1
   Debt issuance costs                                  --                 (1.7)
   Net proceeds (payments) from exercise
    of stock options                                  12.8                 (5.6)
   Excess tax benefits from stock options              6.9                  4.2
   Acquisition of treasury stock                    (122.0)               (22.8)
   Special distribution to stockholders             (203.7)                  --
   Dividends paid                                   (116.6)              (125.6)
                                                   -------              -------
         Cash used for financing activities         (587.0)               (85.0)

Effect of exchange rate changes on cash and
 cash equivalents                                      5.1                (19.3)
                                                   -------              -------

Net (decrease) increase in cash
 and cash equivalents                               (146.2)               215.8

Cash and cash equivalents, beginning of period       282.8                118.9
                                                   -------              -------
Cash and cash equivalents, end of period           $ 136.6              $ 334.7
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

We condensed or omitted some of the information found in financial statements prepared according to accounting principles generally accepted in the United States of America ("GAAP"). You should read these financial statements together with our 2008 Annual Report, which does conform to GAAP.

2.   Inventories

We use the last-in, first-out ("LIFO") method to determine the cost of most of our inventories. If the LIFO method had not been used, inventories at current cost would have been $150.1 million higher than reported as of April 30, 2008, and $179.3 million higher than reported as of January 31, 2009. Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

During the three months ended July 31, 2008, a portion of our agave fields showed signs of abnormally high levels of mortality and disease, which significantly reduced the amount of agave we expect to yield from some fields. As a result, we recorded a provision for inventory losses of $22.4 million during the three months ended July 31, 2008, which is included in cost of sales. This amount was based on management's estimates of the extent of the loss in yield and the effectiveness of the measures we have undertaken to combat the crop diseases and other agricultural factors contributing to the lower yield. Although this provision was based on management's best estimate, it is at least reasonably possible that actual inventory losses could be significantly different, which could have a materially adverse effect on our results of operations and financial condition.

3.   Income Taxes

Our consolidated quarterly effective tax rate is based upon our expected annual operating income, statutory tax rates, and tax laws in the various jurisdictions in which we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. The effective tax rate of 31.2% for the nine months ended January 31, 2009, is based on an expected effective tax rate of 33.9% on ordinary income for the full fiscal year, plus interest on previously provided tax contingencies and the tax effect of other discrete events (provision for agave inventory losses) occurring through January 31, 2009. Our expected tax rate from operations includes current fiscal year additions for new and existing tax contingency items.

The effective tax rate of 31.2% for the nine months ended January 31, 2009 includes the effect of using $21.2 million of our previously reserved capital loss carryforwards to offset the gain recorded on the sale of the Bolla and Fontana Candida Italian wine brands (see Note 12) during the quarter ended January 31, 2009. Currently, we are unaware of any specific transactions that would allow us to use our remaining capital loss carryforwards.

We believe it is reasonably possible that the gross unrecognized tax benefits (included in other liabilities on the accompanying condensed consolidated balance sheets) may decrease by approximately $3.1 million in the next 12 months. That amount includes $4.4 million of state income tax benefits that we expect to recognize over the remainder of this fiscal year due to the expiration of statutes of limitation.

We file income tax returns in the U.S., including several state and local jurisdictions, as well as in various other countries throughout the world in which we conduct business. The major jurisdictions and their earliest fiscal years that are currently open for tax examinations are 1998 in the U.S.; 2002 in Poland; 2003 in the U.K. and Finland; and 2004 in Ireland and Italy.

4.   Discontinued Operations

Discontinued Operations consisted of Hartmann and Brooks & Bentley, wholly-owned subsidiaries that we sold in fiscal 2007. Those subsidiaries, along with Lenox, Inc., the wholly-owned subsidiary that we sold in fiscal 2006, comprised our former consumer durables business.

5.   Earnings Per Share

Basic earnings per share is based upon the weighted average number of all common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock-based compensation awards, including stock options, stock-settled stock appreciation rights ("SSARs"), and non-vested restricted stock. Stock-based awards for approximately 403,000 common shares and 1,438,000 common shares were excluded from the calculation of diluted earnings per share for the periods ended January 31, 2008 and 2009, respectively, because the exercise price of the awards was greater than the average market price of the shares.

As discussed in Note 10, all previously reported share and per share amounts in the accompanying financial statements and related notes have been restated to reflect the October 2008 stock distribution.

The following table presents information concerning basic and diluted earnings per share:

                                                     Three Months Ended          Nine Months Ended
                                                         January 31,                January 31,
(Dollars in millions, except per share amounts)      2008          2009          2008         2009
                                                   -------       -------       -------      -------
Basic and diluted net income:
Continuing operations                               $115.9        $123.4        $340.7        $354.8
Discontinued operations                                0.1            --            --            --
                                                   -------       -------       -------       -------
   Total                                            $116.0        $123.4        $340.7        $354.8
                                                   =======       =======       =======       =======

Share data (in thousands):
Basic average common shares outstanding            153,545       150,544       153,856       150,592
Dilutive effect of non-vested restricted stock         116           151           109           143
Dilutive effect of stock options and SSARs           1,307           791         1,383         1,004
                                                   -------       -------       -------       -------
   Diluted average common shares outstanding       154,968       151,486       155,348       151,739
                                                   =======       =======       =======       =======

Basic earnings per share:
Continuing operations                                $0.76         $0.82         $2.21         $2.36
Discontinued operations                                 --            --            --            --
                                                   -------       -------       -------       -------
   Total                                             $0.76         $0.82         $2.21         $2.36
                                                   =======       =======       =======       =======

Diluted earnings per share:
Continuing operations                                $0.75         $0.81         $2.19         $2.34
Discontinued operations                                 --            --            --            --
                                                   -------       -------       -------       -------
   Total                                             $0.75         $0.81         $2.19         $2.34
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
                                           =====          =====          =====

The following table shows the components of the pension and other postretirement benefit expense recognized during the periods covered by this report:

                                          Three Months Ended   Nine Months Ended
                                              January 31,          January 31,
(Dollars in millions)                       2008      2009       2008      2009
                                           ------    ------     ------    ------
Pension Benefits:
   Service cost                             $3.4      $3.4      $10.1     $ 9.9
   Interest cost                             6.6       7.5       19.9      22.6
   Expected return on plan assets           (8.0)     (8.7)     (24.2)    (26.1)
   Amortization of:
      Prior service cost                     0.2       0.2        0.6       0.6
      Net actuarial loss                     3.0       1.6        9.1       4.9
                                           ------    ------     ------    ------
   Net expense                              $5.2      $4.0      $15.5     $11.9
                                           ======    ======     ======    ======
Other Postretirement Benefits:
   Service cost                             $0.2      $0.3      $ 0.8      $0.9
   Interest cost                             0.8       0.9        2.3       2.6
   Amortization of net actuarial loss        0.1        --        0.2        --
                                           ------    ------     ------    ------
   Net expense                              $1.1      $1.2      $ 3.3      $3.5
                                           ======    ======     ======    ======

As a result of the recent performance of global financial and equity markets, the market value of our pension plan assets has declined significantly during fiscal 2009, which has increased the amounts we expect to contribute to the plans in the near term. We contributed $4.3 million to the plans during the nine months ended January 31, 2009, and expect to contribute an additional $8.4 million during the remainder of this fiscal year.

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

8.   Comprehensive Income

Comprehensive income is a broad measure of the effects of all transactions and events (other than investments by or distributions to stockholders) that are recognized in stockholders' equity, regardless of whether those transactions and events are included in net income. The following table adjusts the Company's net income for the other items included in the determination of comprehensive income:


                                             Three Months Ended       Nine Months Ended
                                                 January 31,             January 31,
(Dollars in millions)                         2008        2009        2008        2009
                                             ------      ------      ------      ------
Net income                                   $116.0      $123.4      $340.7      $354.8
Other comprehensive income (loss):
  Net (loss) gain on cash flow hedges           3.1        (1.1)        0.1        25.0
  Net loss on securities                         --          --        (0.3)         --
  Postretirement benefits adjustment            2.0          --         6.0        11.2
  Foreign currency translation adjustment       4.7       (14.8)       27.6      (114.2)
                                             ------      ------      ------      ------
                                                9.8       (15.9)       33.4       (78.0)
                                             ------      ------      ------      ------
Comprehensive income                         $125.8      $107.5      $374.1      $276.8
                                             ======      ======      ======      ======

Accumulated other comprehensive income (loss) consisted of the following:

                                                April 30,      January 31,
(Dollars in millions)                             2008            2009
                                                 ------          ------
Postretirement benefits adjustment               $(87.8)         $(76.6)
Cumulative translation adjustment                  99.1           (15.1)
Unrealized (loss) gain on
 cash flow hedge contracts                         (6.3)           18.7
                                                 ------          ------
                                                 $  5.0          $(73.0)
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

As of January 31, 2009, the fair values of our financial assets and liabilities are as follows:

(Dollars in millions)              Total      Level 1      Level 2      Level 3

Assets:
 Foreign currency contracts        $18.3          --        $18.3           --

Liabilities:
 Commodity contracts                $4.0        $4.0           --           --

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

The following table shows the change in the company's issued shares:

                                                     Three Months Ended          Nine Months Ended
                                                         January 31,                January 31,
(Shares in thousands)                                2008          2009          2008         2009
                                                   -------       -------       -------      -------
Class A (voting) Common Shares:
  Balance at beginning of period                    56,925        56,964        56,882        56,925
  Stock issued under compensation plans                 --            --            43            39
                                                   -------       -------       -------       -------
  Balance at end of period                          56,925        56,964        56,925        56,964
                                                   =======       =======       =======       =======


Class B (nonvoting) Common Shares:
  Balance at beginning of period                    69,188        99,363        69,188        69,188
  Stock distribution                                    --            --            --        30,175
                                                   -------       -------       -------       -------
  Balance at end of period                          69,188        99,363        69,188        99,363
                                                   =======       =======       =======       =======


All previously reported share and per share amounts in the accompanying financial statements and related notes have been restated to reflect the stock distribution.

11.  Dividends Payable

On January 22, 2009, our Board of Directors approved a regular quarterly cash dividend of $0.2875 per share on Class A and Class B Common Stock. Stockholders of record on March 6, 2009 will receive the cash dividend on April 1, 2009.

12.  Sale of Brand Names

In December 2008, we recognized a gain of $20.4 million on the sale of the Bolla and Fontana Candida wine brands to Gruppo Italiano Vini (GIV). In order to facilitate the transition of the brands to GIV, we served as its agent for these brands in the U.S. through February 28, 2009.

13.  Share Repurchase Plan

In December 2008, we announced that our Board of Directors authorized the repurchase of up to $250 million of our outstanding Class A and Class B common shares over the next 12 months, subject to market conditions. Under this plan, we can repurchase shares from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws. As of January 31, 2009, we have repurchased a total of 467,460 shares (6,800 of Class A and 460,660 of Class B) under this plan for approximately $22.6 million. The average repurchase price per share, including broker commissions, was $49.07 for Class A and $48.36 for Class B.

14.  Recent Accounting Pronouncements

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis along with our 2008 Annual Report. Note that the results of operations for the three-month and nine-month periods ended January 31, 2009, do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, "we," "us," and "our" refer to Brown-Forman Corporation.

Important Note on Forward-Looking Statements:
This report contains statements, estimates, or projections that constitute "forward-looking statements" as defined under U.S. federal securities laws. Generally, the words "expect," "believe," "intend," "estimate," "will," "anticipate," and "project," and similar expressions identify a forward-looking statement, which speaks only as of the date the statement is made. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. We believe that the expectations and assumptions with respect to our forward-looking statements are reasonable. But by their nature, forward-looking statements involve known and unknown risks, uncertainties and other factors that in some cases are out of our control. These factors could cause our actual results to differ materially from Brown-Forman's historical experience or our present expectations or projections. Here is a non-exclusive list of such risks and uncertainties:

 - Continuation of the global economic downturn or turmoil in world financial and equity markets (and related credit and capital market instability and illiquidity; decreased consumer and trade spending; higher unemployment; supplier, customer and consumer credit or other financial problems, inventory reductions by distributors, wholesalers, and retailers, bank failures or governmental nationalizations, etc.);
 - pricing, marketing, products, and other competitive activity focused against our major brands;
 - continued or further decline in consumer confidence or spending, whether related to global economic conditions, war, natural disasters, terrorist attacks or other factors;
 - tax increases, changes in tax rules or accounting standards (e.g., LIFO treatment for inventory), tariff barriers and/or other restrictions affecting beverage alcohol, whether at the U.S. federal or state level or in other major markets around the world, and the unpredictability or suddenness with which they can occur;
 - limitations and restrictions on distribution of products and alcohol marketing, including advertising and promotion, as a result of stricter governmental policies adopted either in the United States or in our other major markets;
 - changes in and obligations for employees, former employees and retirees cost of benefits, and lower returns on pension assets;
 - fluctuations in the U.S. Dollar against foreign currencies, especially the British Pound, Euro, Australian Dollar, Polish Zloty, South African Rand, Japanese Yen, Russian Ruble and Mexican Peso;
 - reduced bar, restaurant, hotel and other on-premise business, consumer shifts to discount stores and other price sensitive purchases and venues;
 - longer-term, changes in consumer preferences, societal attitudes or cultural trends that result in reduced consumption of our premium spirits brands or ready-to-drink products;

 - distribution arrangement changes in major markets that affect the timing of our sales or limit our ability to market or sell our products successfully;
 - adverse impacts as a consequence of our acquisitions, joint ventures, business partnerships, acquisition strategies, integration of acquired businesses, or conforming them to the company's trade practice standards, financial controls environment and U.S. public company requirements;
 - price increases in energy or raw materials, such as grapes, grain, agave, wood, glass, and plastic;
 - changes in climate conditions, agricultural uncertainties, our suppliers' financial hardships or other supply limitations that adversely affect supply, price, availability, quality, or health of grapes, agave, grain, glass, closures or wood;
 - negative public media related to our company, brands, personnel, operations, business performance or prospects;
 - counterfeit production, tampering, or contamination of our products and any resulting negative effect on our sales, intellectual property rights, or brand equity;
 - consumer and trade acceptance of product line extensions and new marketing initiatives;
 - adverse developments stemming from state or federal investigations of beverage alcohol industry marketing or trade practices of suppliers, distributors or retailers; and
 - impairment in the recorded value of inventory, fixed assets, goodwill or other acquired intangibles.

Results of Operations:
Third Quarter Fiscal 2009 Compared to Third Quarter Fiscal 2008

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

                                             Three Months Ended
                                                 January 31,
CONTINUING OPERATIONS                       2008             2009         Change
                                           ------           ------        ------
Net sales                                  $877.4           $784.1         (11%)
Gross profit                                432.6            370.6         (14%)
Advertising expenses                        107.6             87.0         (19%)
Selling, general, and
 administrative expenses                    143.3            113.1         (21%)
Amortization expense                          1.3              1.3
Other (income), net                          (1.2)            (8.0)
   Operating income                         181.6            177.2          (2%)
Interest expense, net                         9.1              8.1
   Income before income taxes               172.5            169.1          (2%)
Income taxes                                 56.6             45.7
   Net income                               115.9            123.4           6%

Gross margin                                 49.3%            47.3%

Effective tax rate                           32.8%            27.0%

Earnings per share(1):
   Basic                                     $0.76            $0.82          9%
   Diluted                                    0.75             0.81          9%


Net sales for the three months ended January 31, 2009 declined $93.3 million, down 11% compared to the same prior-year period. The most significant factor driving the decrease in net sales for the quarter was the major strengthening of the U.S. dollar, which lowered net sales $84.3 million. In addition, based on published takeaway trends, we believe a reduction in inventory at distributor, wholesaler and retailer levels in several markets around the world contributed to the overall decline in net sales for the quarter. Net sales, excluding foreign exchange, expanded for several brands in the quarter including Finlandia, Jack Daniel's & Cola, New Mix, Gentleman Jack, Woodford Reserve, and Korbel Champagne. On this same basis, net sales grew for Jack Daniel's for the three month period in a number of international markets including several Eastern European countries, the U.K., Mexico, Australia, France, Korea, and Japan. Higher net sales, excluding foreign exchange, were registered for Southern Comfort in the quarter for some of the brand's largest markets, including the U.K. and Australia. Lower volumes in the three-month period for Jack Daniel's and Southern Comfort in the U.S. and several of our most developed markets in Western Europe were due in part to a significant reduction in distributor and trade inventory levels, deteriorating economic conditions, and continued shifts in consumer purchasing patterns from on-premise to off-premise. Some of our super-premium developing brands experienced a slowdown in growth in the quarter as trading down by consumers to lower-priced brands increased.


--------
(1) All previously reported per share amounts have been adjusted to reflect the October 27, 2008 Class B common stock distribution. For every four shares of Class A or Class B common stock, one Class B share was issued.

The components of the 11% decrease in net sales for the quarter were:

                                                         Change vs.
                                                        Prior Period

   Underlying change in net sales                            1%
   Australian excise tax increase(2)                         1%
   Discontinued agency brands(3)                            (1%)
   Estimated net change in distributor inventories(4)       (2%)
   Foreign exchange(5)                                     (10%)
                                                           -----
   Reported change in net sales                            (11%)
                                                           =====

Gross profit decreased $62.0 million, or 14% from the third quarter of last year. The stronger U.S. dollar reduced gross profit $37 million in the quarter while a reduction in distributor inventory levels and the absence of gross profit earned on discontinued brands lowered gross profit $14 million. A shift in our sales mix from higher margin brands and regions to lower margin ones also contributed to the decline in gross profit for the three-month period.


--------
(2) Refers to the impact of the 70% increase in excise tax of ready-to-drink products in Australia, implemented on April 27, 2008. Since net sales are recorded including excise tax, we believe it is important to separately identify the impact of this item to better understand our sales trends.
(3) Refers to the impact of certain agency brands, primarily Appleton, Amarula, Durbanville Hills, and Red Bull, distributed in certain geographies, which exited Brown-Forman's portfolio during fiscal 2008.
(4) Refers to the estimated financial impact of changes in distributor inventories for the company's brands. We compute this effect using our estimated depletion trends and separately identify distributor inventory changes in the variance analysis for our key measures. Based on the estimated depletions and the fluctuations in distributor inventory levels, we then adjust the percentage variances from prior to current periods for our key measures. We believe it is important to separately identify the impact of this item in order for management and investors to understand the results of our business that can arise from varying levels of distributor inventories.
(5) Refers to net gains and losses incurred by the company relating to sales and purchases (as applicable) in currencies other than the U.S. dollar. We use the measure to understand the growth of the business on a constant dollar basis as fluctuations in exchange rates can distort the underlying growth of our business (both positively and negatively). To neutralize the effect of foreign exchange fluctuations, we have historically translated current year results at prior year rates. We believe it is important to separately identify the impact that foreign exchange has on each major line item of our consolidated statement of operations.

                                                         Change vs.
                                                        Prior Period

   Discontinued agency brands                               (1%)
   Underlying change in gross profit                        (2%)
   Estimated net change in distributor inventories          (3%)
   Foreign exchange                                         (8%)
                                                           -----
   Reported change in gross profit                         (14%)
                                                           =====

Advertising expenses decreased $20.6 million, or 19%, reflecting the effects of a stronger U.S. dollar in the quarter, the absence of spending behind exited agency brands, and a reduction in spending in the U.S. We were able to reduce advertising spend this quarter in part as a result of significant investments we made in the second quarter behind value-added gift packaging. These value-added gift packages were visible to the consumer throughout the holiday season, and were one of several actions we have taken to enhance our competitiveness and relevancy to the consumer during this challenging and difficult economic environment. Advertising investments (adjusted for foreign exchange) expanded in several markets outside the U.S. including the U.K., Australia, Poland, Mexico, and several markets in Greater Europe. Spending behind several brands also increased in the quarter including Gentleman Jack, el Jimador, Woodford Reserve, Sonoma-Cutrer, and our global brands, Jack Daniel's, Southern Comfort, and Finlandia, in certain markets.

Selling, General and Administrative expenses decreased $30.2 million, or 21%, reflecting the benefit of a stronger U.S. dollar on spending, a reduction in transition costs related to the fiscal 2007 Casa Herradura acquisition, and lower direct performance-related costs, such as incentive compensation expense, relating to our softer than expected outlook for the year.

Other income increased $6.8 million compared to the third quarter last year, reflecting the gain from the divestiture of our Italian wine brands, offset partially by net foreign exchange losses associated with the revaluation of certain balance sheet accounts, including cash, denominated in foreign currencies.

Operating income decreased $4.4 million, down 2% from the same period last year. Reported results for the quarter were adversely impacted by the significantly stronger U.S. dollar, which lowered operating income by $30 million, or 16%, and the estimated reduction in distributor and trade inventory. Operating income benefited from the net gain recognized on the divestiture of our Italian wine brands, lower operating expenses driven in part by a decrease in incentive compensation expense compared to this three-month period last year and a reduction in transition costs related to the fiscal 2007 acquisition of Casa Herradura. As outlined below, underlying operating income increased 8% in the quarter.

                                                         Change vs.
                                                        Prior Period

   Net gain on divestiture of Italian wine brands(6)        11%
   Underlying change in operating income                     8%
   Reduced transition expenses from acquisitions(7)          1%
   Estimated net change in distributor inventories          (6%)
   Foreign exchange                                        (16%)
                                                           -----
   Reported change in operating income                      (2%)
                                                           =====

Net interest expense decreased $1.0 million compared to the same prior year period, reflecting an overall reduction in net debt levels.

The effective tax rate in the quarter was 27.0%, compared to 32.8% reported in the third quarter of fiscal 2008. During the third quarter, our effective tax rate was favorably affected by the net reversal of previously recorded income tax provisions due to the expiration of statutes of limitation, and the utilization of a portion of a capital loss carryforward from the sale of Lenox, Inc. to eliminate the tax on the gain realized from the Italian wine brands sale.

Reported diluted earnings per share of $0.81 for the quarter increased 9% from the $0.75 earned in the same prior year period. Earnings per share benefitted from lower net interest expense, a reduction in the effective tax rate, and fewer shares outstanding due to share repurchases, which were partially offset by a reduction in reported operating income.


--------
(6) Refers to the December 2008 sale of Bolla and Fontana Candida Italian wine brands to Gruppo Italiano Vini (GIV). We believe that the significance of this net gain in the period distorts the underlying trends of our business.
(7) Refers to transition related expenses from the acquisition of the Casa Herradura brands in January 2007.

Results of Operations:
Nine Months Fiscal 2009 Compared to Nine Months Fiscal 2008

                                              Nine Months Ended
                                                 January 31,
CONTINUING OPERATIONS                       2008             2009         Change
                                           ------           ------        ------
Net sales                                $2,509.9         $2,508.9           0%
Gross profit                              1,293.6          1,218.1          (6%)
Advertising expenses                        314.2            294.1          (6%)
Selling, general, and
 administrative expenses                    433.1            397.2          (8%)
Amortization expense                          3.8              3.8
Other (income), net                          (7.2)           (16.6)
   Operating income                         549.7            539.6          (2%)
Interest expense, net                        32.5             23.5
   Income before income taxes               517.2            516.1           0%
Income taxes                                176.5            161.3
   Net income                               340.7            354.8           4%

Gross margin                                 51.5%            48.6%

Effective tax rate                           34.1%            31.2%

Earnings per share:
   Basic                                     $2.21            $2.36          6%
   Diluted                                    2.19             2.34          7%


Net sales for the nine months ended January 31, 2009 were essentially flat compared to the same prior-year period. The major factors impacting comparisons included the following:
                                                         Change vs.
                                                        Prior Period

   Underlying change in net sales                            4%
   Australian excise tax increase                            1%
   Estimated net change in distributor inventories          (1%)
   Discontinued agency brands                               (1%)
   Foreign exchange                                         (3%)
                                                           -----
   Reported change in net sales                              0%
                                                           =====

The underlying growth in net sales reflects higher volumes of Jack Daniel's in several countries/regions, including the U.S., Canada, Latin America, Eastern Europe, the U.K., France, Eastern Europe, Australia, Southeast Asia and India. Continued expansion of Finlandia in Eastern Europe and gains for other brands in our portfolio, including Bonterra, Gentleman Jack, Sonoma-Cutrer, and Woodford Reserve, all largely in the U.S., and the Herradura line-extension, Antiguo, and New Mix in Mexico, also contributed to the growth in underlying net sales for the first nine months. More specifically, for the first nine months of the fiscal year:

 - The Jack Daniel's family of full-strength whiskies' (Jack Daniel's Tennessee Whiskey, Gentleman Jack, and Jack Daniel's Single Barrel) net sales were flat on a reported basis but grew in the mid-single digits on a constant currency basis, reflecting volume growth and higher prices. Global depletions(8) increased in the low single digits for the first nine months driven by gains in the markets noted above, partially offset by declines in Germany, Spain, South Africa, Italy, and Turkey. Jack Daniel's Tennessee Whiskey's reported net sales decreased at a low single digit rate due to the stronger U.S. dollar, while excluding the effect of foreign exchange rates, the brand's net sales grew at a low single digit rate for the first nine months. Gentleman Jack's net sales grew at a double-digit rate on both a reported and a constant currency basis for the nine-month period.

 - Jack Daniel's & Cola depletions increased significantly in the third quarter, nearly erasing the declines experienced in the first half of the year in Australia following the impact on the brand of a substantial increase in ready-to-drink excise taxes in that country that became effective in April 2008. Global reported net sales declined in the low single digits while on a constant currency net sales grew in the high-single digits for the nine month period.

 - For the first nine months, Finlandia grew net sales by double digits on both a reported and a constant currency basis, reflecting higher volumes and pricing gains. Led by expansion in Eastern Europe, global depletions advanced at a double digit rate for the nine month period. The brand surpassed the 3 million case milestone for the 12 months ended January 2009.

 - Southern Comfort net sales decreased at a high single digit rate on a reported basis and in the low single digits on a constant currency basis for the nine month period. The brand continues to be negatively affected by the consumer shift to off-premise channels, particularly in the U.S., as well as reductions in inventory levels.

 - For the nine month period, we experienced net sales gains on several brands on a reported and constant currency basis including Sonoma-Cutrer, Bonterra, Woodford Reserve, and Tuaca. The Casa Herradura(9) portfolio net sales declined on a reported basis in the low single digits for the nine months but grew in the low single digits on a constant currency basis for the same period.

Our gross profit decreased $75.5 million, or 6%, due primarily to the stronger U.S. dollar, which lowered gross profit $45 million, and the $22.4 million non-cash inventory write-down included in cost of sales in the first quarter related to abnormal levels of agave plants identified as dead or dying. As previously reported, during the three months ended July 31, 2008, a portion of our agave fields showed signs of abnormally high levels of mortality and disease, which significantly reduced the amount of agave we expected to yield from some fields. The $22.4 million provision recorded in the first quarter was based on management's estimates of the extent of the loss in yield and the anticipated effectiveness of the measures undertaken to combat the crop diseases and other agricultural factors contributing to the lower yield. Although this provision was based on management's best estimate, it is at least reasonably possible that actual inventory losses could be significantly different, which could have a materially adverse effect on our results of operations and financial condition.


--------
(8) Depletions are shipments direct to retail or from distributors to wholesale/ retail customers, and are commonly regarded in the industry as an approximate measure of consumer demand.
(9) References to Casa Herradura include all brands (el Jimador, Herradura,
    New Mix, Antiguo, Suave 35 and other brands) and operations acquired in January 2007.

The following table shows the major factors influencing the change in gross profit for the nine-month period:
                                                         Change vs.
                                                        Prior Period

   Underlying change in gross profit                         1%
   Estimated net change in distributor inventories          (1%)
   Discontinued agency brands                               (1%)
   Non-cash agave inventory write-down(10)                  (1%)
   Foreign exchange                                         (4%)
                                                           -----
   Reported change in gross profit                          (6%)
                                                           =====

The same factors that drove our underlying net sales growth for the first nine months also contributed to our underlying gross profit growth. Cost inflation on grain and energy costs, though the rate of increase has slowed considerably compared to the first quarter, and increased value-added gift packaging costs partially offset volume and price gains.

Our overall gross margin (gross profit as a percent of net sales) declined for the first nine months of the fiscal year due in part to the non-cash agave inventory write-down. In addition, an excise tax increase in Australia on ready-to-drink products, which increased both our net sales and our cost of Jack Daniel's & Cola in that market, increased value-added packaging costs and higher cost of grain and fuel suppressed margins for the period.

Advertising investments were down 6% for the first nine months of the year compared to the first nine months of last year due to the absence of spending behind agency brands that we have ceased selling and the benefit of a stronger U.S. dollar on spending. While advertising investments in the U.S. declined modestly for the first nine months of the year, we significantly increased our spending behind value-added gift packaging for the same period as one of several actions taken to enhance our competitiveness and relevance to the consumer during this challenging and difficult economic environment. While gift-packaging costs are classified as cost of sales in our financial statements, we believe these costs to be a form of advertising.

Selling, general, and administrative expenses decreased 8% over the first nine months of last year, reflecting the benefit of a stronger U.S. dollar on spending, lower transition costs related to the fiscal 2007 Casa Herradura acquisition, continued tight management of discretionary expenses, lower direct performance-related costs, such as incentive compensation expense, and the leveraging of investments made in prior years.


--------
(10) Refers to an abnormal number of agave plants identified during the first quarter as dead or dying. Although agricultural uncertainties are inherent in our tequila or any other business that includes the growth and harvesting of raw materials, we believe that the magnitude of this item in the period distorts the underlying trends of our business.

Operating income declined $10.1 million, or 2%, from the first nine months of last year. Operating income was negatively impacted by the stronger U.S. dollar, which reduced operating income $34 million, the $22.4 million pre-tax non-cash charge related to an abnormal number of agave plants identified during the first quarter as dead or dying, as described above, and the loss of income from exited agency brands. Operating income benefited from the net gain recognized on the sale of our Italian wine brands. The following table summarizes the major factors influencing the change in operating income for the first nine months:

                                                         Change vs.
                                                        Prior Period

   Underlying change in operating income                     5%
   Net gain on divestiture of Italian wine brands            4%
   Reduced transition expenses from acquisitions             1%
   Estimated net change in distributor inventories          (1%)
   Discontinued agency brands                               (1%)
   Non-cash agave inventory write-down                      (4%)
   Foreign exchange                                         (6%)
                                                           -----
   Reported change in operating income                      (2%)
                                                           =====

Despite the decline in gross margin from 51.5% to 48.6% for the first nine months, operating margin of 21.5% (operating income divided by net sales) remains largely unchanged when compared to the same period last year. Given our reallocation of spending to where we believe the consumer and trade are most responsive to investments, including value-added gift packaging, which is reflected in cost of goods, we believe operating margin is a more appropriate measure of our company's performance than gross margin.

Net interest expense decreased by $9.0 million, reflecting a shift in total debt from higher rate fixed debt to lower rate variable net debt. Additionally, an overall reduction in debt levels also contributed to the lower net interest expense.

The effective tax rate for the first nine months of the year was 31.2% compared to 34.1% reported in the first nine months of fiscal 2008. Our effective tax rate was negatively affected by a lower tax benefit on the provision for agave losses recorded in the first quarter, but was positively affected by the utilization of a portion of a capital loss carryforward from the sale of Lenox, Inc. to eliminate the tax on the gain realized from the Italian wine brands sale in the quarter. In addition, our effective tax rate was favorably affected by an increase in the net reversal of previously recorded income tax provisions due to the expiration of statutes of limitation during the first nine months.

Reported diluted earnings per share of $2.34 for the nine months increased 7% from the $2.19 earned in the same prior year period. Underlying growth in operating income, a reduction of net interest expense, a lower effective tax rate, and fewer shares outstanding following share repurchases contributed to the growth in earnings per share for the nine months.

FULL-YEAR OUTLOOK

Due to the impact of foreign exchange and global inventory reductions, and our assumption that these factors will impact our reported results further in the fourth quarter, we are revising our fiscal year 2009 full year earnings per share guidance downward to a range of $2.70 to $2.90. This new range represents a potential reported decline of 5% to possible growth of 2% over prior year earnings per share of $2.84. The updated range reflects our cautious outlook about the global economic environment and its continued effect on our business throughout the remainder of our fiscal year. Additionally, our guidance includes the impact of the non-cash agave write-off and the gain on the sale of Italian wines announced earlier this fiscal year. This outlook also incorporates expectations for continued tight management of discretionary expenses, lower performance-related costs, and a lower effective tax rate in the fourth quarter when compared to the first nine months of the fiscal year.

CRITICAL ACCOUNTING ESTIMATES

Our Annual Report on Form 10-K for the year ended April 30, 2008, includes a discussion of our critical accounting estimates, including those related to the valuation of our brand names.

We assess each of our brand names for impairment at least annually. A brand name is impaired if its book value exceeds its estimated fair value. In that case, the brand name must be written down to its estimated fair value via a non-cash charge to earnings. Considerable management judgment is necessary to assess impairment and estimate fair value. The assumptions used in our evaluations are consistent with our internal projections and operating plans.

In the third quarter, we performed analyses on several brand names. Based on our long-term estimates, no impairments are indicated. However, two of our recently-acquired brand names, Chambord and Herradura, are currently being significantly affected by the global economic turmoil. (As of January 31, 2009, the book values of the Chambord and Herradura brand names are $116.5 million and $124.2 million, respectively.) Both brands are positioned at ultra-premium price points and source a significant portion of their business from the on-premise channel where trends have softened considerably in the last several months. We have a number of plans and initiatives that we believe will drive the anticipated growth of these brands. These initiatives include new packaging, shifting focus and spend to the off-premise, line extensions, and more aggressive international expansion.

If our initiatives are not sufficiently successful and/or the current weak economy continues for a prolonged period or declines further, one or both of these brand names could become impaired, which would adversely affect our earnings and stockholders' equity.

LIQUIDITY AND FINANCIAL CONDITION

Cash and cash equivalents increased $215.8 million during the nine months ended January 31, 2009, compared to a decrease of $146.2 million during the same period last year. Cash provided by operations was $342.9 million, down from $397.3 million for the comparable period last year. The decline in cash provided by operations primarily reflects an increase in inventory and the absence of a refund of value-added taxes related to the acquisition of Casa Herradura received in the first quarter of last year. Cash provided by investing activities declined from last year by $61.2 million, largely reflecting last year's liquidation of $85.6 million of short-term investments. Cash used for financing activities decreased by $502.0 million from last year, primarily reflecting the $203.7 million special distribution to shareholders in May 2007, a $230.9 million increase in net borrowings to provide for an additional liquidity buffer in the uncertain capital market environment, and a $99.2 million decrease in share repurchases compared to the same prior-year period.

There continues to be exceptional volatility in the capital markets resulting from the global credit crisis, which has severely diminished liquidity and credit availability, caused declines in asset values and increased counterparty risk. We continue to maintain adequate liquidity to meet current obligations, fund capital expenditures, and maintain dividends, while reserving adequate capacity for acquisition opportunities. We enhanced our liquidity during the quarter by issuing $250 million in principal amount of unsecured, 5% notes, due in 2014, with the proceeds used for general corporate purposes, including reduction of our short-term commercial paper outstanding. We also continued to hold an additional level of excess cash equivalents as a buffer during these uncertain times. Although the U.S. Government has extended support for domestic cash balances through the end of 2009, we are exposed to the risk of failure of our banks in many foreign markets and accordingly intend to manage our cash so as to mitigate this risk.

Our short-term commercial paper program supported by our $800 million undrawn bank credit facility has continued to fund our needs with what we believe are attractive interest rates. While our short-term commercial paper has continued to attract investors, if we were to become unable to obtain funding in the short-term commercial paper market, we expect that we could satisfy our liquidity requirements by drawing upon our contractually committed bank credit facility with a network of relationship banks. This facility expires April 30, 2012 and we believe carries favorable terms compared with current market conditions. If the facility is drawn upon, it could carry somewhat higher interest rates compared to our commercial paper program. Further, under extreme market conditions, there can be no assurance that this agreement would be funded. Several of the banks that have committed to fund our credit facility have received significant federal government funding, and have the potential to fail or become nationalized, the effect of which on the status of such banks' commitment to fund our credit facility is uncertain. While this uncertainty is a concern to us, the market for investment-grade bond issuances is presently robust, and we believe that it would provide an available source of long-term financing that could be used to pay off our short-term debt if deemed necessary.

We have been closely monitoring our counterparty risks with respect to our cash balances and derivative contracts (i.e., foreign currency and commodity hedges). We believe our current liquidity position is strong and sufficient to meet all of our financial commitments for the foreseeable future, absent significant further deterioration of market conditions.

As a result of the recent performance of global financial and equity markets, the market value of our pension plan assets has declined significantly during fiscal 2009, which has increased the amounts we expect to contribute to the plans in the near term. We contributed $4.3 million to the plans during the nine months ended January 31, 2009, and expect to contribute an additional $8.4 million during the remainder of this fiscal year.

In December 2008, we announced that our Board of Directors authorized the repurchase of up to $250 million of our outstanding Class A and Class B common shares over the next 12 months, subject to market conditions. Under this plan, we can repurchase shares from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws. As of January 31, 2009, we have repurchased a total of 467,460 shares (6,800 of Class A and 460,660 of Class B) under this plan for approximately $22.6 million. The average repurchase price per share, including broker commissions, was $49.07 for Class A and $48.36 for Class B.

On January 22, 2009, our Board of Directors approved a regular quarterly cash dividend of $0.2875 per share on Class A and Class B Common Stock. Stockholders of record on March 6, 2009 will receive the cash dividend on April 1, 2009.

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


                           PART II - OTHER INFORMATION


Item 1A.  Risk Factors

Our Annual report on Form 10-K for the year ended April 30, 2008 contains important risk factors that could cause our actual results to differ materially from our historical experience or our present expectations and projections. While, except for the item below, which amends and replaces the "Tax" risk factor and the changes set forth in the Form 10-Q for the fiscal quarter ended October 31, 2008, there have been no material changes to those risk factors, they should be viewed in the context of the potential impact on our business of the current global economic downturn and global capital and credit market conditions. The revision and additions below should be read together with the risk factors and information disclosed in our 2008 Annual Report on Form 10-K and in our Form 10-Q for the fiscal quarter ended October 31, 2008.

The risk factor entitled "Tax Increases and Changes in Accounting Standards Could Hurt our Financial Results" is amended and restated in its entirety as follows.

TAX INCREASES AND CHANGES IN TAX RULES OR ACCOUNTING STANDARDS COULD ADVERSELY AFFECT OUR BUSINESS RESULTS AND FINANCIAL REPORTS.

The spirits and wine business is sensitive to changes in taxes. As a United States' based company, Brown-Forman is more exposed to the effects of the various forms of tax increases in the U.S. than most of our major competitors, especially those that affect the net effective corporate income tax rate. President Obama's recent budget proposal exemplifies this risk; it would repeal LIFO treatment for inventory, impose additional tax burdens on U.S. companies trying to compete globally, increase the capital gains tax, and remove certain tax incentives for U.S. companies, for example.

Increases in federal excise or other taxes in the U.S. also could materially depress our domestic wine and spirits results, both by reducing overall consumption and by encouraging consumers to switch to lower-priced and lower taxed categories of beverage alcohol products. While no legislation to increase U.S. federal excise taxes on distilled spirits is currently pending, excise tax increases are possible, as are further increases to other federal tax burdens imposed on the broader business community and consumers.

Furthermore, particularly in this depressed economy, numerous municipal and state governments may increase tax burdens to cover budget deficits and declines in other revenue sources. For instance, our home state of Kentucky recently increased by 6% the sales tax rate on package sales of spirits products. As of February 2009, over half of the states and many more municipalities have under consideration various tax increases that could affect our business and/or consumers of our products. New tax rules, accounting standards or pronouncements, and changes in interpretation of existing ones, also could have a significant adverse effect on our reported results (e.g., eliminating LIFO treatment for inventory).

Increases in tax rates, such as income taxes, excise taxes, value added taxes, import and export duties, tariff barriers, and/or related local governmental economic protectionism, and the suddenness and unpredictability with which these can occur, also affect our beverage alcohol business in many other countries in which we do business. For example, last April the Australian government unexpectedly imposed, with immediate effect, a 70% excise tax increase on spirits-based ready-to-drink products. The global economic downturn has increased our tax-related risks in many countries in which we do business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about shares of our common stock that we repurchased during the quarter ended January 31, 2009:

                                                                          Total Number of        Maximum Number
                                                Total                    Shares Purchased      of Shares that May
                                              Number of      Average         as Part of         Yet Be Purchased
                                                Shares     Price Paid   Publicly Announced     Under the Plans or
                   Period                     Purchased     per Share    Plans or Programs          Programs
 November 1, 2008 - November 30, 2008             --           --               --                     --
 December 1, 2008 - December 31, 2008           108,360      $49.83           108,360                  --
 January 1, 2009 - January 31, 2009             359,100      $47.92           359,100                  --
 Total                                          467,460      $48.37           467,460                  --


As  announced  on  December  4,  2008,  our Board of  Directors  authorized  the repurchase of up to $250.0 million of outstanding Class A and Class B common stock over the next 12 months, subject to market conditions. Under this plan, we can repurchase shares from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws. The shares presented in the above table were acquired as part of this program.

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


                                                BROWN-FORMAN CORPORATION
                                                     (Registrant)


Date:   March 10, 2009                     By:  /s/ Donald C. Berg
                                                Donald C. Berg
                                                Executive Vice President
                                                 and Chief Financial Officer
                                                (On behalf of the Registrant and
                                                 as Principal Financial Officer)

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



Date:   March 10, 2009                     By:  /s/ Paul C. Varga
                                                Paul C. Varga
                                                Chief Executive Officer

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



Date:   March 10, 2009                     By:  /s/ Donald C. Berg
                                                Donald C. Berg
                                                Chief Financial Officer

                                                                     Exhibit 32

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Brown-Forman Corporation ("the Company") on Form 10-Q for the period ended January 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in the capacity as an officer of the Company, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:   March 10, 2009                     By:  /s/ Paul C. Varga
                                           Paul C. Varga
                                           Chairman and Chief Executive Officer



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