Form 10-K
period 2009-04-30
BROWN FORMAN CORP
filed 2009-06-26
CIK 14693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended April 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]                  Accelerated filer [ ]
Non-accelerated filer [ ]                    Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value, as of the last business day of the most recently completed second fiscal quarter, of the voting and nonvoting equity held by nonaffiliates of the registrant was approximately $4,000,000,000.

The number of shares outstanding for each of the registrant's classes of Common Stock on May 31, 2009 was:
     Class A Common Stock (voting)            56,589,734
     Class B Common Stock (nonvoting)         93,540,787

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's 2009 Annual Report to Stockholders are incorporated by reference into Parts I, II, and IV of this report. Portions of the Proxy Statement of Registrant for use in connection with the Annual Meeting of Stockholders to be held July 23, 2009 are incorporated by reference into Part III of this report.

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

We primarily manufacture, bottle, import, export, and market a wide variety of alcoholic beverage brands. Our principal beverage brands are:

     Jack Daniel's Tennessee Whiskey               Five Rivers Wines
     Southern Comfort                              Herradura Tequila
     Finlandia Vodka                               Jekel Vineyards Wines
     Gentleman Jack                                Korbel California Champagnes*
     Jack Daniel's Single Barrel                   Little Black Dress Wines
     Jack Daniel's Ready-to-Drinks                 Michel Picard Wines*
     Antiguo Tequila                               New Mix Ready-to-Drinks
     Bel Arbor Wines                               Old Forester Bourbon
     Bonterra Vineyards Wines                      Pepe Lopez Tequilas
     Canadian Mist Blended Canadian Whisky         Sanctuary Wines
     Chambord Liqueur                              Sonoma-Cutrer Wines
     Don Eduardo Tequila                           Tuaca Liqueur
     Early Times Kentucky Whisky                   Virgin Vines Wines*
     el Jimador Tequila                            Woodford Reserve Bourbon
     Fetzer Wines

  *  Brands represented in the U.S. and/or other select markets by Brown-Forman

The most important brand in our portfolio is Jack Daniel's, which is the fifth-largest premium spirits brand and the largest selling American whiskey brand in the world according to volume statistics recently published by Impact Databank, a well-known trade publication. Our other leading brands are Southern Comfort, the third-largest selling liqueur in the United States, and Canadian Mist, the fourth-largest selling Canadian whiskey worldwide, according to the recently published volume statistics referenced above. Our largest wine brands are Fetzer and Korbel, generally selling in the $6-11 per bottle price range. We believe the statistics used to rank these products are reasonably accurate.

Geographic information about net sales and long-lived assets is in Note 14 of the Notes to Consolidated Financial Statements on page 45 of our 2009 Annual Report to Stockholders, which information is incorporated into this report by reference.

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

Customers

In the United States, we sell wine and spirits either through wholesale distributors or in states that directly control alcohol sales, state governments that then sell to retail customers and consumers. In some markets, we have contracts with our distributors that are not for a fixed term. These contracts are terminable at will and contain a liquidated damages provision that provides limited compensation based primarily on a percentage of purchases over time. Some states have statutes that limit our ability to terminate our distribution relationship.

Our main international markets are the U.K., Australia, Mexico, Poland, Germany, France, Spain, Italy, South Africa, China, Japan, Canada, and Russia. We use a variety of distribution models outside the United States. Our preference for a particular arrangement depends on a number of factors, including our assessment of a market's long-term competitive dynamics and our portfolio's stage of development in that market. We own and operate our distribution network in several markets, including Australia, China, Poland, Mexico, Korea, the Czech Republic, Taiwan and Thailand. In the United Kingdom and Germany, we partner with another supplier, Bacardi, to sell a combined portfolio of our companies' brands. In all of these markets, we sell our beverage alcohol products directly to retail stores and to wholesalers. In many other markets, we use third parties to distribute our portfolio of brands.

Ingredients and Other Supplies

The principal raw materials used in manufacturing and packaging our distilled spirits are corn, rye, malted barley, agave, sugar, glass, cartons, PET, labels, and wood for barrels, which are used for storage of bourbon, Tennessee whiskey, and certain tequilas. The principal raw materials used in liqueurs are neutral spirits, sugar, and wine, while the principal raw materials used in our ready-to-drink products are sugar, neutral spirits, whiskey, tequila, or malt. Currently, none of these raw materials is in short supply, and there are adequate sources from which they may be obtained, but shortages in some of these can occur.

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

Under federal regulations, bourbon and Tennessee whiskeys must be aged for at least two years in new charred oak barrels. We age all of our whiskeys for a minimum of three to six years. Federal regulations also require that "Canadian" whiskey must be manufactured in Canada in compliance with Canadian laws. We believe we are in compliance with these regulations.

Employees

As of May 1, 2009, we employed about 4,100 persons, including approximately 300 employed on a part-time or temporary basis. We believe our employee relations are good.

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

On our website, we have posted our Corporate Governance Guidelines, our Code of Conduct and Compliance Guidelines that apply to all directors and employees, and our Code of Ethics that applies specifically to our senior executive and financial officers. We have also posted on our website the charters of our Audit Committee, Compensation Committee, Corporate Governance and Nominating Committee, and Executive Committee. Copies of these materials are also available free of charge by writing to our Secretary, Matthew E. Hamel, 850 Dixie Highway, Louisville, Kentucky 40210 or e-mailing him at Secretary@b-f.com.

Item 1A.  Risk Factors

You should carefully consider the risk factors described below and throughout this report, which could materially affect our business. There are also risks that are not presently known or not presently material, as well as the other information set forth in this report that could materially affect our business. In addition, in our periodic filings with the SEC, press releases and other statements, we discuss estimates and projections regarding our future performance and business outlook. By their nature, such "forward-looking statements" involve known and unknown risks, uncertainties and other factors that in some cases are out of our control. These factors could cause our actual results to differ materially from our historical results or our present expectations and projections. These risk factors and uncertainties include, but are not limited to:

PROLONGED CONTINUATION OR FURTHER DETERIORATION OF THE ECONOMIC DECLINE OR CREDIT MARKET CRISIS COULD NEGATIVELY AFFECT OUR OPERATIONS AND RESULTS SIGNIFICANTLY.

Our business and financial results will continue to be affected by worldwide economic conditions. The current global recession and market turmoil have led to a widespread reduction of business activity in general. Consumer confidence and spending have decreased dramatically and remain down significantly. Liquidity, including both business and consumer credit, has contracted in a number of major markets. Unemployment rates have increased significantly in the U.S. and many other countries. Many spirits and wine consumers have "traded down" to less expensive products and to drinking occasions and venues less favorable to some of our premium and super-premium products. Some large retailers and consumers are refusing to accept even moderate product price increases. Distributors and retailers have reduced their levels of beverage alcohol inventory.

It is difficult to determine the ultimate breadth and duration of the current global economic and financial market problems and the many ways in which they may affect our business going forward. For example, the recession may lead to higher interest rates, significant changes in the rate of inflation (up or down), and/or lower returns on pension assets (requiring higher contributions to pension plans). Our suppliers, customers and consumers could experience cash flow problems, credit defaults, and other financial hardships. Further, even as the economy picks back up, consumers may continue to curtail spending, make more value-driven and price-sensitive purchasing choices, and more at-home drinking occasions rather than at restaurants and bars. In sum, in a variety of different manifestations, these difficult and uncertain economic conditions or a deepening or expansion of them could have significant adverse effects on our business, financial position and results of operations, as could the continuation of one or more of the related trends noted above.

OUR GLOBAL GROWTH IS SUBJECT TO A NUMBER OF COMMERCIAL AND POLITICAL RISKS.

We currently market products in more than 135 countries. In addition to the United States, significant markets for us include the United Kingdom, Australia, Mexico, Poland, Germany, France, Spain, Italy, South Africa, China, Japan, Canada, and Russia. We expect our future growth rates in international markets to surpass our growth in the U.S. Emerging markets, such as Eastern Europe, Latin America, and Asia, as well as countries that some companies might consider to be developed markets, such as France and Australia, provide significant growth opportunities for us.

If there is an increase in anti-American sentiment in the principal countries to which we export our beverage products, our global business could suffer. Potentially unstable governments or legal systems, intergovernmental disputes, military conflicts, local labor conditions and business practices, nationalizations, inflation, recession, pandemics, terrorist activities, U. S. laws regulating activities of U.S. companies abroad, and laws, regulations and policies of foreign governments, are also risks due to the global nature of our business. These and other political, commercial and economic uncertainties in our various markets around the world may have a material adverse effect on our business, results of operations and future growth prospects.

The longer-term outlook for our business anticipates continued success of Jack Daniel's Tennessee Whiskey, Southern Comfort, Finlandia Vodka, Tequila Herradura, el Jimador Tequila, and our other spirits and wine brands. This assumption is based in part on favorable demographic trends for the sale of wine and spirits in the United States and many of our global markets. If these demographic trends do not translate into corresponding sales increases, we may fail to meet our growth expectations.

FOREIGN CURRENCY EXCHANGE RATE FLUCTUATIONS AFFECT OUR RESULTS.

We sell our products and pay for goods and services in international markets primarily in local currency. Since we sell more in local currencies than we purchase, we have a net exposure to changes in the value of the U.S. dollar. Thus, profits from our overseas businesses would be adversely affected if the U.S. dollar strengthens against other currencies in our major markets, especially the British pound, euro, Australian dollar, and Polish zloty. As we increasingly expand our business globally, the effect of exchange rate fluctuations on our financial results increases. To buffer this effect, we regularly hedge a portion of our currency exposure. Nevertheless, over time our reported financial results generally will be hurt by a stronger U.S. dollar and helped by a weaker one. For fiscal 2010, due to the significant strengthening of the U.S. dollar in fiscal 2009 and based on the currency hedges we have in place for this fiscal year, we anticipate that our financial results will be adversely affected in comparison to our fiscal 2009 results.

HIGHER COSTS OR UNAVAILABILITY OF INPUT MATERIALS COULD AFFECT OUR FINANCIAL RESULTS, AS COULD OUR INABILITY TO OBTAIN CERTAIN FINISHED GOODS.

If energy costs rise, our transportation, freight and other operating costs, such as distilling and bottling, will likely increase. Similarly, higher costs for grain, grapes, agave, wood, glass, plastic, closures and other input materials and/or associated labor costs would likely adversely affect our financial results, since we may not be able to pass along such cost increases to our customers through higher prices.

Our products use a number of materials and ingredients that we purchase from third-party suppliers. Our ability to make our products hinges on having available all of the raw materials, ingredients, bottle closures, packaging, bottles, cans, and other materials used to produce and package them; without sufficient quantities of one or more key input materials, our operations and financial results could suffer. For instance, only a few glass producers make bottles on a scale sufficient for our requirements; and a single producer (Owens-Illinois) supplies most of our glass container requirements. Similarly, a Finnish corporation (Altia plc) distills and bottles our Finlandia products for us pursuant to an exclusive long-term supply agreement. If Owens-Illinois, Altia or another of our key suppliers were no longer able to meet our timing, quality or capacity requirements, ceased doing business with us, or increased its prices and we could not develop alternative cost-effective sources of supply, our operations and financial results could be adversely affected. Additionally, rising energy and other costs may further curtail consumer spending on entertainment and discretionary products, thereby resulting in decreased purchases of our brands.

DEMAND FOR OUR PRODUCTS MAY DECREASE DUE TO CHANGES IN CONSUMER PREFERENCES OR OTHER FACTORS.

We operate in a highly competitive marketplace. Maintaining our competitive position depends on our continued ability to offer products that have a strong appeal to consumers. Consumer preferences may shift due to a variety of factors, including changes in demographic and social trends and changes in dining and beverage consumption patterns, as they have from time to time in the past. If consumer preferences were to move away from our premium brands in any of our major markets, or from our ready-to-drink products, particularly Jack Daniel's & Cola in Australia (its largest market) or New Mix, the el Jimador tequila-based ready-to-drink product we sell in Mexico, our financial results might be adversely affected. New product offerings, brand line extensions, and packaging changes by both us and our competitors will increasingly compete for consumers; our inability to attract consumers relative to our competitors likely would have a negative effect our business performance and financial results over time. Other factors may also reduce consumer spending on our products, including the recessionary economic environment, a lasting consumer trend toward frugality even as the economy improves, wars, pandemics, natural disasters or terrorist attacks, to name a few.

NATIONAL AND LOCAL GOVERNMENTS MAY ADOPT REGULATIONS OR UNDERTAKE INVESTIGATIONS THAT COULD INCREASE OUR EXPENSES OR LIMIT OUR BUSINESS ACTIVITIES.

Our operations are subject to extensive regulatory requirements regarding advertising, marketing, labeling, distribution and production. Legal or regulatory measures against beverage alcohol could adversely affect our business. In particular, governmental bodies in countries where we operate may impose or increase limitations on advertising and promotional activities, or adopt other non-tariff measures that could hurt our sales. In addition, from time to time national and state governments investigate business and trade practices of beverage alcohol suppliers, distributors and retailers, including specific beverage alcohol trade regulations, the U.S. Foreign Corrupt Practices Act and similar laws in other countries. Adverse developments in or as a result of these or similar regulatory measures and governmental investigations could hurt our business and financial results.

TAX INCREASES AND CHANGES IN TAX RULES COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS.

The wine and spirits business is sensitive to changes in taxes. As a company based in the United States, Brown-Forman is more exposed to the effects of the various forms of tax increases in the U.S. than most of our major competitors, especially those that affect the net effective corporate income tax rate. President Obama's 2009 budget proposal and various tax changes under discussion in Congress exemplify this risk; they include repealing LIFO (last-in, first-out treatment of inventory), decreasing or eliminating the ability of U.S. companies to receive a tax credit for foreign taxes paid or to defer the U.S. deduction of expenses in connection with investments made in other countries, and increasing the tax on dividends and capital gains.

Increases in federal or state excise taxes or other U.S. tax increases also could materially depress our financial results, both by reducing consumption of our products and by encouraging consumers to switch to lower-priced and lower-taxed product categories. While no legislation to increase U.S. federal excise taxes on distilled spirits is currently pending, excise tax increases are possible, as are further increases to other federal tax burdens imposed on the broader business community and consumers. Particularly in this depressed economy, numerous municipal and state governments may also increase tax burdens to cover budget deficits and compensate for declines in other revenue sources. For instance, in April 2009 Kentucky, where our corporate headquarters are located, imposed a 6% sales tax on sales of wine and spirits products. Several large states and many more municipalities have various tax increases under consideration that could adversely affect our business and/or consumers of our products. New tax rules, accounting standards or pronouncements, and changes in interpretation of existing ones, could also have a significant adverse effect on our business and financial results.

The global economic downturn has increased our tax-related risks in many countries in which we do business. Increases in tax rates, such as income taxes, excise taxes, value added taxes, import and export duties, tariff barriers, and/or related local governmental economic protectionism, and the suddenness and unpredictability with which these can occur, can also negatively affect our business. For example, in April 2008 the Australian government unexpectedly imposed, with immediate effect, a 70% excise tax increase on spirits-based ready-to-drink products. Although we successfully shifted some of our ready-to-drink sales in this market to our regular proof products and changed the ready-to-drink formula to a less tax-penalized one, this tax increase adversely affected our Australian business and overall financial results.

IF THE SOCIAL ACCEPTABILITY OF OUR PRODUCTS DECLINES OR GOVERNMENTS ADOPT POLICIES DISADVANTAGEOUS TO BEVERAGE ALCOHOL, OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED.

Our ability to market and sell our products depends heavily on both societal attitudes toward drinking and governmental policies that flow from those attitudes. In recent years, there has been increased social and political attention directed at the beverage alcohol industry. The recent attention has focused largely on public health concerns related to alcohol abuse, including drunk driving, underage drinking, and health consequences from the abuse and misuse of beverage alcohol. Alcohol critics in the U.S., Europe and other countries around the world increasingly seek governmental measures to make beverage alcohol products more expensive, less available, and more difficult to advertise and promote. If the social acceptability of beverage alcohol were to decline significantly, sales of our products could materially decrease. Our sales would also suffer if governments sought to ban or restrict advertising or promotional activities, to limit hours or places of sale or consumption, or took other actions that discourage alcohol purchase or consumption, which could adversely affect our business and financial results.

LITIGATION COULD EXPOSE OUR BUSINESS TO FINANCIAL AND REPUTATIONAL RISK.

In the United States and other litigious countries in particular, private or governmental lawsuits are a continuing risk to our business, including but not limited to lawsuits relating to labor and employment practices, environmental impact, taxes, trade and business practices, intellectual property and antitrust matters. Several years ago, a series of putative class action lawsuits were filed against spirits, beer, and wine manufacturers, including Brown- Forman, alleging that our marketing caused illegal alcohol consumption by persons under the legal drinking age. All of the cases were either dismissed or withdrawn and the litigation was concluded in 2007. However, other lawsuits attacking sales and marketing practices of beverage alcohol producers, wholesalers or retailers could hurt our financial results and business, and the entire industry.

PRODUCTION COST INCREASES MAY ADVERSELY AFFECT OUR BUSINESS.

Our Mexico-based tequila operations have entered into long-term contracts with land owners in regions where blue agave (the primary raw material in tequila) is grown. Most of these contracts require us to plant, maintain, and harvest the agave, and to compensate the land owners pursuant to formulas based on the prevailing market price for agave at the time of harvest. Instability in agave market conditions could cause us to pay above-market prices for some of the agave we use to produce tequila. Likewise, our California-based wine operations have entered into long-term contracts with various growers and wineries to supply portions of our future grape requirements. Most of the contracts call for prices to be determined based on market conditions, within a certain range, and most of the contracts also have minimum tonnage requirements. Although these contracts may provide some protection in times of rising grape prices, the contracts may result in above-market costs during times of declining prices. There can be no assurances as to the future prevailing market prices for agave, grapes, or our other input materials, including grain, glass, wood, plastic, and closures, or our ability, relative to our competitors, to take advantage of changes in market prices for them. Weather, changes in climate conditions, diseases, and other agricultural uncertainties that affect the mortality, health, yield, quality or price of the various raw materials we use in our products also present risks for our business, including potential impairment in the recorded value of our inventory.

CONSOLIDATION AMONG, CHANGES IN, INCREASED COMPETITION BY OR POOR PERFORMANCE BY SPIRITS PRODUCERS, WHOLESALERS OR RETAILERS COULD HINDER THE MARKETING, SALE AND DISTRIBUTION OF OUR PRODUCTS.

We use a number of different business models to market and distribute our products in different regions of the world. In the United States we sell our products either to wholesale distributors or, in those states that control alcohol sales, to state governments who then sell to retail customers and consumers. In our other global markets, we use a variety of route-to-consumer models, including in many markets reliance on other spirits producers to market and sell our products. Although to date it has happened rarely, if ever, consolidation among spirits producers overseas or wholesalers in the United
States could hinder the distribution and sale of our products as a result of reduced attention and resources allocated to our brands during transition periods, the possibility that our brands may represent a smaller portion of the new business, and/or a changing competitive environment. Also, changes to our route-to-consumer partner in important markets could result in temporary sales disruption. Further, while we believe that our size relative to that of our competitors gives us sufficient scale to succeed, we nevertheless face a risk that a continuing consolidation of the large beverage alcohol companies could put us at a competitive disadvantage.

Retailers and wholesalers of our brands offer products that compete directly with ours for shelf space, promotional displays and consumer purchases. Pricing (including price promotions, discounting, couponing or free goods), marketing, new product introductions and other competitive behavior by other suppliers, and by distributors and retailers who sell their products against one or more of our brands, could also adversely affect our business and financial results. In recessionary times like these, consumers tend to be particularly price sensitive and to make more of their purchases in discount stores and other off-premise establishments. Therefore, the effects of these competitive activities may be more pronounced in this difficult economic climate.

WE MAY NOT SUCCEED IN OUR STRATEGIES FOR ACQUISITIONS AND DISPOSITIONS.

From time to time, we acquire additional brands or businesses, such as our purchases in 2006 and 2007 of Chambord Liqueur and the Casa Herradura business. We intend to continue to seek acquisitions that we believe will increase long-term shareholder value, but we cannot assure that we will be able to find and purchase businesses at acceptable prices and terms. It may also prove difficult to integrate acquired businesses and personnel into our existing systems and operations, and to bring them into conformity with our trade practice standards, financial control environment and U.S. public company requirements. Integration may involve significant expenses and management time and attention, and may otherwise disrupt our business. Our ability to profitably grow sales of the brands we acquire will be important to our future performance. For instance, our expectations for future profit contribution from the main brands we purchased in the Casa Herradura business depend on our ability to grow the Herradura and el Jimador brands in the U.S. and other key tequila markets around the world.

Brand or business acquisitions also may expose us to unknown liabilities, the possible loss of key customers and employees knowledgeable about the acquired business, and risks associated with doing business in countries or regions with less stable governments, political climates, and legal systems and/or economies, among other risks. Acquisitions could also lead us to incur additional debt and related interest expenses, issue additional shares, and become exposed to contingent liabilities, as well as to experience dilution in our earnings per share and a reduction in our return on invested capital. We may incur future restructuring charges or record impairment losses on the value of goodwill and or other intangible assets resulting from previous acquisitions, which may also adversely affect our financial results.

We also evaluate from time-to-time the potential disposition of assets or businesses that may no longer meet our growth, return and/or strategic objectives. In selling assets or businesses, we may not get a price or terms as favorable as we anticipated. We could also encounter difficulty in finding buyers on acceptable terms in a timely manner, which could delay our accomplishment of strategic objectives. Expected cost savings from reduced overhead relating to the sold assets may not materialize.

COUNTERFEITING, TAMPERING, OR CONTAMINATION OF OUR PRODUCTS COULD HARM OUR INTELLECTUAL PROPERTY RIGHTS AND FINANCIAL RESULTS, AS WELL AS OUR REPUTATION.

The success of our branded products relies considerably on the image consumers have of them. Consequently, our business depends on the successful protection of our trademarks and other intellectual property rights. Given our dependence on the recognition of our brands by, and their attraction to, consumers, we devote substantial efforts to protect our intellectual property rights around the world. In addition, we work to reduce the ability of others to imitate our products. Although we believe that our intellectual property rights are legally supported in the markets in which we do business, the protection afforded intellectual property rights varies greatly from country to country. The beverage alcohol industry experiences problems with product counterfeiting and other forms of trademark infringement, especially in Asia and Eastern European markets. Confusingly similar, lower quality or even dangerous counterfeit product could reach the market and adversely affect our intellectual property rights, brand equity, corporate reputation and/or financial results.

Sales of a brand also could diminish because of a scare over product tampering or contamination. Actual contamination of our products or of raw materials used to produce, ferment or distill them, whether arising deliberately by a third party or accidentally, could lead to inferior product quality and even illness, injury or death to consumers. If a product recall became necessary, sales of the affected product or our broader portfolio of brands could be adversely affected.

NEGATIVE PUBLICITY MAY AFFECT OUR STOCK PRICE AND BUSINESS PERFORMANCE.

Unfavorable media reports related to our company, brands, personnel, operations, business performance or prospects may affect our stock price and the performance of our business, regardless of their accuracy or inaccuracy. Since we are a branded consumer products company, adverse publicity can hurt both our company's stock price and actual operating results, as consumers might steer away from brands or products that receive bad press.

TERMINATION OF OUR RIGHTS TO DISTRIBUTE AND MARKET AGENCY BRANDS INCLUDED IN OUR PORTFOLIO COULD ADVERSELY AFFECT OUR BUSINESS.

In addition to the brands our company owns, we also market and distribute products on behalf of other brand owners in selected markets, including the U.S. Our rights to sell these agency brands are based on contracts with various brand owners, which have varying lengths, renewal terms, termination rights, and other provisions. We earn a margin for these sales and also gain distribution cost efficiencies in some instances. Therefore, the termination of our rights to distribute agency brands included in our portfolio could adversely affect our business.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Significant properties are as follows:

Owned facilities:
   - Office facilities:
        - Corporate offices (including renovated historic structures)
          - Louisville, Kentucky

   - Production and warehousing facilities:
        - Lynchburg, Tennessee
        - Louisville, Kentucky
        - Collingwood, Ontario, Canada
        - Shively, Kentucky
        - Woodford County, Kentucky
        - Hopland, California
        - Paso Robles, California
        - Windsor, California
        - Livorno, Italy
        - Albany, Kentucky
        - Waverly, Tennessee
        - Cour Cheverny, France
        - Amatitan, Mexico

Leased facilities:
   - Production and bottling facility in Dublin, Ireland
   - Warehousing facilities in Mendocino and Sonoma Counties, California
   - Stave and heading mill in Jackson, Ohio

The lease terms expire at various dates and are generally renewable.

We believe that the facilities are in good condition and are adequate for our business.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.



Executive Officers of the Registrant


                                                Principal Occupation and
     Name                         Age             Business Experience
     ----                         ---       ---------------------------------

Paul C. Varga                      45       Chairman of the Company since August
                                            2007. Chief Executive Officer since
                                            August 2005. President and Chief
                                            Executive Officer of Brown-Forman
                                            Beverages (a division of the
                                            Company) from August 2003 to August
                                            2005.

Donald C. Berg                     54       Executive Vice President and Chief
                                            Financial Officer since May 2008.
                                            Senior Vice President and Director
                                            of Corporate Finance from July 2006
                                            to May 2008. President of
                                            Brown-Forman Spirits Americas from
                                            July 2003 to July 2006.

Matthew E. Hamel                   49       Executive Vice President, General
                                            Counsel, and Secretary since October
                                            2007. Associate General Counsel and
                                            Vice President, Law, of the
                                            Enterprise Media Group of Dow Jones
                                            & Company, Inc., from December 2006
                                            to October 2007. Vice President,
                                            General Counsel and Secretary of Dow
                                            Jones Reuters Business Interactive
                                            LLC (d/b/a Factiva) from December
                                            1999 to December 2006.

James S. Welch, Jr.                50       Vice Chairman of the Company,
                                            Executive Director of Corporate
                                            Affairs, Strategy, Diversity, and
                                            Human Resources since 2007. Company
                                            Vice Chairman, Executive Director
                                            of Corporate Strategy and Human
                                            Resources from 2003 to 2007.

James L. Bareuther                 63       Executive Vice President for Global
                                            Business Development since May 2009.
                                            Executive Vice President and Chief
                                            Operating Officer of the Company
                                            from July 2006 through April 2009.
                                            Executive Vice President and Chief
                                            Operating Officer of Brown-Forman
                                            Beverages from August 2003 to July
                                            2006.

Mark I. McCallum                   54       Executive Vice President and Chief
                                            Operating Officer of the Company
                                            since May 2009.  Executive Vice
                                            President and Chief Brands Officer
                                            from May 2006 through April 2009.
                                            Senior Vice President and Chief
                                            Marketing Officer from July 2003 to
                                            May 2006.

Jane C. Morreau                    50       Senior Vice President and Director
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


                                     PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A and Class B Common Stock is traded on the New York Stock Exchange (symbols "BFA" and "BFB," respectively). Information regarding the high and low sales prices and cash dividends paid on each class of our common stock for each full quarterly period within the two most recent fiscal years is set forth in the section entitled "Quarterly Financial Information" on page 50 of our 2009 Annual Report to Stockholders, which information is incorporated herein by reference.

Holders of record of our common stock at April 30, 2009:
         Class A Common Stock (Voting)               3,253
         Class B Common Stock (Nonvoting)            6,625

The following table provides information about shares of our common stock that we repurchased during the quarter ended April 30, 2009:

                                                                          Total Number of       Approximate Dollar
                                                Total                    Shares Purchased        Value of Shares
                                              Number of      Average         as Part of          that May Yet Be
                                                Shares     Price Paid   Publicly Announced     Purchased Under the
                   Period                     Purchased     per Share    Plans or Programs      Plans or Programs
 February 1, 2009 - February 28, 2009           251,100      $46.47           251,100             $215,700,000
 March 1, 2009 - March 31, 2009                   1,972      $51.48              --               $215,700,000
 April 1, 2009 - April 30, 2009                 120,132      $38.91           120,132             $211,000,000
 Total                                          373,204      $44.07           371,232

As  announced  on  December  4,  2008,  our Board of  Directors  authorized  the repurchase of up to $250.0 million of outstanding Class A and Class B common stock over the succeeding 12 months, subject to market conditions. Under this plan, we can repurchase shares from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws. 371,232 of the shares included in the above table were acquired as part of this program.

The remaining 1,972 shares included in the above table were received from an employee to satisfy income tax withholding obligations triggered by the employee's retirement from the Company.

For the other information required by this item, refer to the section entitled "Quarterly Financial Information" on page 50 of the 2009 Annual Report to Stockholders, which information is incorporated into this report by reference.

Item 6.  Selected Financial Data

For the information required by this item, refer to the section entitled "Selected Financial Data" on page 18 of the 2009 Annual Report to Stockholders, which information is incorporated into this report by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

For the information required by this item, refer to the section entitled "Management's Discussion and Analysis" on pages 19 through 30 of the 2009 Annual Report to Stockholders, and the section entitled "Important Information on Forward-Looking Statements" on page 49 of the 2009 Annual Report to Stockholders, which information is incorporated into this report by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

For the information required by this item, refer to the section entitled "Market Risks" on page 29 of the 2009 Annual Report to Stockholders, which information is incorporated into this report by reference.

Item 8.  Financial Statements and Supplementary Data

For the information required by this item, refer to the Consolidated Financial Statements, Notes to Consolidated Financial Statements, Reports of Management, and Report of Independent Registered Public Accounting Firm on pages 31 through 48 of the 2009 Annual Report to Stockholders, which information is incorporated into this report by reference.

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

For the other information required by this item, refer to "Management's Report on Internal Control over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" on pages 47 and 48 of the 2009 Annual Report to Stockholders, respectively, which information is incorporated into this report by reference.

Item 9B.  Other Information

None.


                                    PART III

Item 10.  Directors, Executive Officers and Corporate Governance

For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 23, 2009, which information is incorporated into this report by reference:
(a) "Election of Directors" on pages 12 through 14 (for information on directors); (b) "Corporate Governance" on page 10 (for information on our Code of Ethics); (c) "Section 16(a) Beneficial Ownership Reporting Compliance" on page 19 (for information on delinquent Section 16 filings); and (d) "Audit Committee" on pages 20 through 22. Also, see the information with respect to "Executive Officers of the Registrant" under Part I of this report, which information is incorporated herein by reference.

We will post on our corporate website any amendment to our Code of Ethics that applies to our chief executive officer, principal financial officer, controller and principal accounting officer, and any waivers that are required to be disclosed by the rules of either the SEC or NYSE.

We filed during the fiscal year ended April 30, 2009 with the NYSE the Annual CEO Certification regarding the Company's compliance with the NYSE's Corporate Governance listing standards as required by Section 303A-12(a) of the NYSE Listed Company Manual. In addition, the Company has filed as exhibits to this annual report and to the annual report on Form 10-K for the year ended April 30, 2008, the applicable certifications of its Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the company's public disclosures.

Item 11.  Executive Compensation

For the information required by this item, refer to the following sections of our proxy statement for the Annual Meeting of Stockholders to be held July 23, 2009, which information is incorporated into this report by reference: (a) "Executive Compensation" on pages 23 through 47; and (b) "Compensation Committee Interlocks and Insider Participation" on pages 51 and 52.

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

                                                                                                  Number of securities
                                 Number of securities to be     Weighted-average exercise         remaining available
                                  issued upon exercise of         price of outstanding            for future issuance
                                    outstanding options,          options, warrants and        under equity compensation
Plan category                       warrants and rights                 rights(1)                      plans(2)
Equity compensation plans
approved by security holders             4,173,651                        $40.11                        5,028,571

Equity compensation plans not
approved by security holders               141,036                        $26.09                            --   (3)
                                         ---------                        ------                        ---------
Total                                    4,314,687                        $39.65                        5,028,571
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

For the other information required by this item, refer to the section entitled "Stock Ownership" on pages 15 through 19 of our proxy statement for the Annual Meeting of Stockholders to be held July 23, 2009, which information is incorporated into this report by reference.

Item 13.  Certain Relationships and Related Transactions, and Director
          Independence

For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 23, 2009, which information is incorporated into this report by reference:
(a) "Certain Relationships and Related Transactions" on page 51; and (b) "Corporate Governance" on pages 5 through 11.

Item 14.  Principal Accountant Fees and Services

For the information required by this item, refer to the sections entitled "Fees Paid to Independent Registered Public Accounting Firm" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm" on page 21 of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 23, 2009, which information is incorporated into this report by reference.

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  (1) and (2) - Index to Consolidated Financial Statements and Schedule:

                                                                                                        Reference
                                                                                                                     Annual
                                                                                            Form 10-K               Report to
                                                                                          Annual Report            Stockholders
                                                                                              Page                   Page(s)
     (1) Incorporated by reference to our Annual Report to
           Stockholders for the year ended April 30, 2009:

           Consolidated Statements of Operations for the
              years ended April 30, 2007, 2008, and 2009*                                         --                   31
           Consolidated Balance Sheets at April 30, 2008 and 2009*                                --                   32
           Consolidated Statements of Cash Flows for the
              years ended April 30, 2007, 2008, and 2009*                                         --                   33
           Consolidated Statements of Stockholders' Equity
              for the years ended April 30, 2007, 2008, and 2009*                                 --                   34
           Consolidated Statements of Comprehensive Income
              for the years ended April 30, 2007, 2008, and 2009*                                 --                   35
           Notes to Consolidated Financial Statements*                                            --                 36 - 46
           Reports of Management*                                                                 --                   47
           Report of Independent Registered Public Accounting Firm*                               --                   48
           Important Information on Forward-Looking Statements                                    --                   49

     (2) Consolidated Financial Statement Schedule:
           Report of Independent Registered Public Accounting Firm
            on Financial Statement Schedule                                                       S-1                  --
           II - Valuation and Qualifying Accounts                                                 S-2                  --

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


(a)  (3) - Exhibits: Filed with this report:

Exhibit Index
-------------

     13 Brown-Forman Corporation's Annual Report to Stockholders for the year ended April 30, 2009, but only to the extent set forth in Items 1, 5, 6, 7, 7A, 8 and 9A of this Annual Report on Form 10-K for the year ended April 30, 2009.

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

    3(ii) By-laws of registrant, as amended on May 28, 2009, which is incorporated into this report by reference to Brown-Forman Corporation's Form 8-K filed on May 29, 2009.

    4(a) Form of Indenture dated as of March 1, 1994 between Brown-Forman Corporation and The First National Bank of Chicago, as Trustee, which is incorporated into this report by reference to Brown-Forman Corporation's Form S-3 (Registration No. 33-52551) filed on
             March 8, 1994.

    4(b) The description of the terms of $150,000,000 of Floating Rate Notes due 2010 and $250,000,000 of 5.2% Notes due 2012, which description is incorporated into this report by reference to the Indenture, the Officer's Certificate pursuant thereto and the 2010 and 2012 global notes filed as exhibits to Brown-Forman Corporation's Form 8-K filed on April 3, 2007.

    4(c) The description of the terms of $250,000,000 of 5% Notes due 2014, which description is incorporated into this report by reference to the Indenture, the Officer's Certificate pursuant thereto and the global 5% Note due 2014 filed as exhibits to Brown-Forman Corporation's Form 8-K filed on January 9, 2009.

    10(a) Brown-Forman Corporation Supplemental Executive Retirement Plan, which is incorporated into this report by reference to Brown-Forman Corporation's Form 10-K filed on July 23, 1990.*

    10(b) A description of the Brown-Forman Savings Plan, which is incorporated into this report by reference to page 10 of Brown-Forman's definitive proxy statement filed on June 27, 1996 in connection with its 1996 Annual Meeting of Stockholders.*

    10(c) Brown-Forman Corporation 2004 Omnibus Compensation Plan, as amended, which is incorporated into this report by reference to Brown-Forman's proxy statement filed on June 26, 2009, in connection with its 2009 Annual Meeting of Stockholders.

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

    10(k) First Amendment to the Brown-Forman Omnibus Compensation Plan Restricted Stock Agreement, which is incorporated into this report by reference to Brown-Forman's Annual Report on Form 10-K for the year ended April 30, 2007, filed on June 28, 2007.*

    10(l) Second Amendment to the Brown-Forman 2004 Omnibus Compensation Plan Restricted Stock Agreement, which is incorporated into this report by reference to Brown-Forman's Annual Report on Form 10-K for the year ended April 30, 2007, filed on June 28, 2007.*

    10(m) Letter Agreement dated as of April 28, 2008, between Brown-Forman Corporation and Phoebe A. Wood, which is incorporated into this report by reference to Brown-Forman Corporation's Form 8-K filed on April 28, 2008.*

    14 Code of Ethics, which is incorporated into this report by reference to Brown-Forman Corporation's Form 10-K filed on July 2, 2004.

 * Indicates management contract, compensatory plan or arrangement.

** Incorporated by reference to the sections entitled "Executive Compensation" and "Director Compensation" in the Proxy Statement distributed in connection with our Annual Meeting of Stockholders to be held on July 23, 2009, which is being filed in conjunction with this Annual Report on Form 10-K. (Fiscal 2009 compensation policies with respect to the company's directors and named executive officers will remain in effect until the company's Compensation Committee determines fiscal year 2010 compensation at its July 2009 meeting.)


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            BROWN-FORMAN CORPORATION
                                                 (Registrant)



                                            /s/ Paul C. Varga
Date:  June 26, 2009                        By: Paul C. Varga
                                                Chief Executive Officer
                                                 and Chairman of the Company


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on June 26, 2009 as indicated:


/s/ Geo. Garvin Brown IV
By: Geo. Garvin Brown IV
    Director, Presiding Chairman of the Board


/s/ Paul C. Varga
By: Director, Chief Executive Officer,
    and Chairman of the Company


/s/ Patrick Bousquet-Chavanne
By: Patrick Bousquet-Chavanne
    Director


/s/ Martin S. Brown, Jr.
By: Martin S. Brown, Jr.
    Director


/s/ Donald G. Calder
By: Donald G. Calder
    Director


/s/ John D. Cook
By: John D. Cook
    Director


/s/ Sandra A. Frazier
By: Sandra A. Frazier
    Director


/s/ Richard P. Mayer
By: Richard P. Mayer
    Director


/s/ William E. Mitchell
By: William E. Mitchell
    Director


/s/ William M. Street
By: William M. Street
    Director


/s/ Dace Brown Stubbs
By: Dace Brown Stubbs
    Director


/s/ James S. Welch, Jr.
By: James S. Welch, Jr.
    Director


/s/ Donald C. Berg
By: Donald C. Berg
    Executive Vice President and
    Chief Financial Officer
    (Principal Financial Officer)


/s/ Jane C. Morreau
By: Jane C. Morreau
    Senior Vice President and Director
    of Finance, Accounting and Technology
    (Principal Accounting Officer)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                        ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of Brown-Forman Corporation:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated June 26, 2009 appearing in the 2009 Annual Report to Stockholders of Brown-Forman Corporation and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky
June 26, 2009

                    BROWN-FORMAN CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               For the Years Ended April 30, 2007, 2008, and 2009
                            (Expressed in thousands)


                      Col. A                    Col. B           Col. C(1)          Col. C(2)           Col. D             Col. E
                      ------                    ------           ---------          ---------           ------             ------
                                                                 Additions          Additions
                                              Balance at         Charged to         Charged to                           Balance at
                                              Beginning            Costs              Other                                 End
                   Description                of Period         and Expenses         Accounts         Deductions         of Period
                   -----------                ----------        ------------        ----------        ----------         ----------

2007
    Allowance for Doubtful Accounts             $5,264              $316            $16,374(1)            --               $21,954

2008
    Allowance for Doubtful Accounts            $21,954              $992                --             $4,185(2)           $18,761

2009
    Allowance for Doubtful Accounts            $18,761              $335                --             $4,509(2)           $14,587
    Accrued Restructuring Costs                    --            $12,024                --                --               $12,024

 (1) Amount recorded as part of the Casa Herradura acquisition.
 (2) Doubtful accounts written off, net of recoveries.

                                                                   Exhibit 13

                              FINANCIAL HIGHLIGHTS

(Expressed in millions, except per share amounts and ratios)
                                                   2008        2009     % Change
CONTINUING OPERATIONS
Net Sales                                        $3,282      $3,192       (3%)
Gross Profit                                     $1,695      $1,577       (7%)
Operating Income                                 $  685      $  661       (4%)
Net Income                                       $  440      $  435       (1%)
Earnings Per Share
 - Basic                                         $ 2.87      $ 2.89        1%
 - Diluted                                       $ 2.84      $ 2.87        1%
Return on Average Invested Capital                 17.2%       15.9%
Gross Margin                                       51.6%       49.4%
Operating Margin                                   20.9%       20.7%


LONG-TERM COMPOUND ANNUAL GROWTH RATE
                                                     Diluted
                          Net        Operating       Earnings
                         Sales        Income         Per Share
35-year since 1974         7%           8%             12%
25-year since 1984         5%           6%             11%
15-year since 1994         7%           7%             10%
10-year since 1999         8%           9%             11%
 5-year since 2004        10%          12%             12%


BROWN-FORMAN STOCK PRICE PERFORMANCE VERSUS THE S&P 500 INDEX
(indexed to April 30, 1994)

                         Brown-Forman
                           Class B           S&P 500

April 30, 1994              100%              100%
April 30, 1995              110%              114%
April 30, 1996              132%              145%
April 30, 1997              169%              178%
April 30, 1998              189%              247%
April 30, 1999              246%              296%
April 30, 2000              193%              320%
April 30, 2001              203%              277%
April 30, 2002              263%              239%
April 30, 2003              256%              203%
April 30, 2004              313%              246%
April 30, 2005              371%              257%
April 30, 2006              498%              291%
April 30, 2007              427%              329%
April 30, 2008              455%              307%
April 30, 2009              389%              194%

                             SELECTED FINANCIAL DATA
          (Expressed in millions, except per share amounts and ratios)
                              Year Ended April 30,

                                            2000     2001     2002     2003     2004     2005     2006     2007     2008     2009
                                           ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
CONTINUING OPERATIONS
Net Sales                                  $1,542    1,572    1,618    1,795    1,992    2,195    2,412    2,806    3,282    3,192
Gross Profit                               $  812      848      849      900    1,024    1,156    1,308    1,481    1,695    1,577
Operating Income                           $  296      320      326      341      383      445      563      602      685      661
Income from Continuing Operations          $  187      200      212      222      243      339      395      400      440      435
Weighted Average Shares used to
 calculate Earnings per Share
  - Basic                                   171.3    171.2    170.8    168.4    151.7    152.2    152.6    153.6    153.1    150.5
  - Diluted                                 171.4    171.4    171.2    168.9    152.5    153.1    154.3    155.3    154.5    151.5
Earnings per Share from
 Continuing Operations
  - Basic                                  $ 1.09     1.17     1.24     1.32     1.60     2.23     2.59     2.61     2.87     2.89
  - Diluted                                $ 1.09     1.17     1.24     1.32     1.59     2.22     2.56     2.58     2.84     2.87

Gross Margin                                 52.6%    53.9%    52.5%    50.1%    51.4%    52.7%    54.2%    52.8%    51.6%    49.4%
Operating Margin                             19.2%    20.3%    20.2%    19.0%    19.2%    20.3%    23.3%    21.5%    20.9%    20.7%
Effective Tax Rate                           35.9%    35.8%    34.1%    33.6%    33.1%    32.6%    29.3%    31.7%    31.7%    31.1%
Average Invested Capital                   $  889    1,016    1,128    1,266    1,392    1,535    1,863    2,431    2,747    2,893
Return on Average Invested Capital           22.0%    20.7%    19.3%    18.0%    18.5%    23.0%    21.9%    17.4%    17.2%    15.9%


TOTAL COMPANY
Cash Dividends Declared per Common Share   $ 0.49     0.51     0.54     0.58     0.64     0.73     0.84     0.93     1.03     1.12
Average Stockholders' Equity               $  976    1,111    1,241    1,290      936    1,198    1,397    1,700    1,668    1,793
Total Assets at April 30                   $1,802    1,939    2,016    2,264    2,376    2,649    2,728    3,551    3,405    3,475
Long-Term Debt at April 30                 $   33       33       33      629      630      351      351      422      417      509
Total Debt at April 30                     $  259      237      200      829      679      630      576    1,177    1,006      999
Cash Flow from Operations                  $  241      232      249      243      304      396      343      355      534      491
Return on Average Stockholders' Equity       22.1%    20.7%    18.1%    18.7%    27.1%    25.7%    22.9%    22.9%    26.4%    24.2%
Total Debt to Total Capital                  19.8%    16.6%    13.2%    49.4%    38.3%    32.5%    26.9%    42.8%    36.8%    35.5%
Dividend Payout Ratio                        38.5%    38.1%    41.4%    41.1%    38.2%    36.1%    40.0%    36.8%    35.8%    38.9%


Notes:
1.  Includes the consolidated results of Finlandia Vodka Worldwide,
    Tuoni e Canepa, Swift & Moore, Chambord, and Casa Herradura since their acquisitions in December 2002, February 2003, February 2006,
    May 2006, and January 2007, respectively.
2. Weighted average shares, earnings per share, and cash dividends declared per common share have been adjusted for a 2-for-1 common stock split in January 2004 and a 5-for-4 common stock split in October 2008.
3. We define Return on Average Invested Capital as the sum of net income (excluding extraordinary items) and after-tax interest expense, divided by average invested capital. Invested capital equals assets less liabilities, excluding interest-bearing debt.
4. We define Return on Average Stockholders' Equity as net income applicable to common stock divided by average stockholders' equity.
5. We define Total Debt to Total Capital as total debt divided by the sum of total debt and stockholders' equity.
6.  We define Dividend Payout Ratio as cash dividends divided by net income.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Below, we review Brown-Forman's consolidated financial condition and results of operations for fiscal years ended April 30, 2007, 2008, and 2009. We also comment on our anticipated financial performance, discuss factors that may affect our future financial condition and performance, and make other forward-looking statements. Please read this Management's Discussion and Analysis section of our report together with the consolidated financial statements for the year ended April 30, 2009, their related notes, and the important note on forward-looking statements on page 49. This note lists some risk factors that could cause actual results to differ materially from what we currently expect.

As discussed in Note 2 to the accompanying financial statements, we sold Brooks & Bentley and Hartmann in fiscal 2007. We report these entities as discontinued operations in the accompanying financial statements.

EXECUTIVE OVERVIEW

Brown-Forman Corporation produces and markets high-quality consumer beverage alcohol products including Tennessee, Canadian, and Kentucky whiskeys; Kentucky bourbon; tequila; vodka; liqueurs; California sparkling wine; table wine; and ready-to-drink products. Our brands include Jack Daniel's and its related brands; Finlandia; Southern Comfort; Tequila Herradura; el Jimador; Canadian Mist; Chambord; Woodford Reserve; Fetzer, Bonterra, and Sonoma-Cutrer wines; and Korbel Champagne.

Our Markets

In the mid-1990s, we embarked on a strategic initiative to expand our international footprint. This initiative has succeeded, as our sales generated outside of the U.S. have expanded from about 20% to over 50% in fiscal 2009. Today, we sell our brands in more than 135 countries. In fiscal 2008, we passed a milestone when we generated the majority of our net sales outside the U.S. Despite the adverse impact of a strong U.S. dollar, we continued to generate more than half of our net sales outside the U.S. in fiscal 2009. The U.S. remains our largest, most important market, contributing 48% of our net sales in fiscal 2009 (unchanged from fiscal 2008). Our net sales declined about 1% in the U.S. and about 4% outside the U.S., reflecting reductions in distributor and retail trade inventory levels. But net sales outside the U.S. increased by 2% on a constant- currency basis. ("Constant-currency" represents reported net sales with the effect of a stronger U.S. dollar removed. We believe it is important to understand our growth in sales on a constant-dollar basis, as fluctuations in exchange rates can distort the underlying(1) growth in sales, both positively and negatively.)

Europe, our second-largest region, accounts for 28% of our net sales. For fiscal 2009, net sales in Europe declined 7% on an as-reported basis. This decline was mostly due to the U.S. dollar's dramatic strengthening against European currencies, particularly during the latter half of the fiscal year. After adjusting for this foreign exchange impact, net sales in Europe declined 4%. We continued to enjoy solid underlying growth in a number of markets there, particularly in Eastern Europe and France. But overall growth in Europe slowed as the economic crisis affected many Western European markets and some Eastern European markets.

Net sales outside Europe and the U.S. constitute 24% of our total sales and declined by 1% in fiscal 2009. The decline was driven primarily by the effect of a stronger U.S. dollar. Net sales in the rest of the world increased by 10% on a constant-currency basis. We continued to experience good underlying growth for a number of our brands in markets such as Australia, Latin America, and various Asian markets.

                           Net Sales Contribution

                             1995          2009
                             ----          ----
United States                 80%           48%
International                 20%           52%


Our main international markets include the U.K., Australia, Mexico, Poland, Germany, France, Spain, Italy, South Africa, China, Japan, Canada, and Russia. We continue to see long-term growth opportunities for our portfolio of brands in both developed and emerging markets, particularly Eastern Europe, Asia, and Latin America. Naturally, the more we expand our business outside the U.S., the more our financial results will be exposed to exchange rate fluctuations. This exposure includes the sale of our brands in currencies other than the U.S. dollar and the cost of goods, services, and manpower paid for in currencies other than the U.S. dollar. Because we sell more in local currencies than we purchase, we have a net exposure to changes in the U.S. dollar's strength. To buffer these exchange rate fluctuations, we regularly hedge a portion of our foreign currency exposure. But over the long term, our reported financial results will generally be hurt by a stronger U.S. dollar and helped by a weaker U.S. dollar.

Not surprisingly, the global economic crisis has curtailed consumption of premium spirits brands in a number of ways. In the U.S. and the U.K., we have seen less activity in on-premise accounts such as bars, pubs, and restaurants as consumers have shifted to more at-home consumption and dining. We have also seen evidence of consumers trading down from super-premium and premium brands to popular and value-priced brands. We have seen the switch to at-home consumption and trading down in some other international markets. Nevertheless, we believe the long-term growth potential for premium spirits remains positive due to favorable demographic trends and continued consumer desire for premium brands. This is particularly true in many emerging markets, where Western premium brands are aspirational. But in the short term, we believe the current economic contraction's duration and severity could constrain our performance.

Our Brands

Our strategic platform for growing sales and earnings is based on expanding our brands geographically, introducing new brand offerings, acquiring brands, taking price increases, and divesting non-core and under-performing assets. Over the past several years, we have made significant advances in each area, including expanding international sales, continually developing new flavors in the vodka and ready-to-drink (RTD) categories, acquiring the Casa Herradura tequila brands and Chambord liqueur in fiscal 2007, increasing prices strategically over the last several years, and completing the divesture of our consumer durables business in fiscal 2007.

We built on this strategic platform in fiscal 2009 by continuing international growth; developing new packaging and flavors for a number of brands; and, as part of our ongoing review of our portfolio, divesting our Italian wine brands, Bolla and Fontana Candida. Depletions (shipments direct to retailers or from distributors to wholesalers and retailers) for our total brand portfolio are approaching 36 million nine-liter cases, and nine of our brands saw depletions of more than 1 million nine-liter cases in fiscal 2009.

--------
(1) Underlying growth represents the percentage growth in reported financial results in accordance with generally accepted accounting principles (GAAP) in the United States, adjusted for certain items. We believe providing underlying growth helps provide transparency to our comparable business performance.

Jack Daniel's Tennessee Whiskey is the most important brand in our portfolio and one of the largest, most profitable spirits brands in the world based on our review of industry data. Global depletions for Jack Daniel's increased less than 1% in fiscal 2009 as the global recession affected key markets for the brand and credit pressures resulted in significantly lower retail inventory levels around the world. Essentially flat volumes in the U.S. and declines in some Western European markets were more than offset by continued solid growth in Eastern Europe, Australia, Southeast Asia, India, and Latin America.

Although the global macroeconomic environment has reduced demand for premium spirits in some markets, we believe the positive longterm environment for premium spirits, continued advertising and promotion support, and Jack Daniel's iconic brand image will continue to drive the brand's sustained growth. Because Jack Daniel's generates a significant percentage of our total net sales and earnings, it remains our primary focus, vital to our overall performance. We attribute the brand's slower growth in fiscal 2009 primarily to the weaker global economy. But any significant declines in Jack Daniel's volume or selling price, particularly over an extended time, could materially depress our earnings. We remain encouraged by the brand's resiliency in the face of a challenging environment and its continued development in emerging markets. As economies slowly recover, we anticipate a return to growth in the brand's more established markets.

The Jack Daniel's family of brands, which includes Jack Daniel's Tennessee Whiskey, Gentleman Jack, Jack Daniel's Single Barrel, and Jack Daniel's RTD products such as Jack Daniel's & Cola and Jack Daniel's Country Cocktails, grew volumes 2% globally. Net sales on an as-reported basis declined 3% due to the impact of a stronger U.S. dollar and lower distributor and trade inventories. But on a constant-currency basis, net sales increased 2%. Line extensions of Jack Daniel's have continued to contribute to annual growth. For instance, our repackaging of Gentleman Jack, launched in fiscal 2007, helped generate over a 20% increase in volume in fiscal 2009; depletions are now approaching 300,000 nine-liter cases. The dramatic increase in taxes in Australia on RTD products curtailed the profit growth of Jack Daniel's & Cola in that market, but globally, our Jack Daniel's RTD depletions grew by 4% due to strong growth in Germany. Australia is our single most important market for Jack Daniel's & Cola, and the tax situation there remains uncertain. At the end of last year, the 70% RTD excise tax was repealed by the federal legislature but reinstituted recently by the executive branch. Jack Daniel's & Cola contributes significantly to our growth in the Asia Pacific region, and a continued unfavorable tax environment would inhibit our near-term growth.

Finlandia is our second-largest brand by volume and an important part of our overall brand portfolio. Finlandia delivered volume growth of 7% in fiscal 2009 and surpassed the 3 million nine-liter case mark for the first time. Net sales grew by 10% on an as-reported basis and by 12% on a constant-currency basis. Finlandia's growth came from continued market penetration in Poland, Russia, and other Eastern European markets. In contrast to Jack Daniel's and Southern Comfort, about 90% of Finlandia sales come from outside the U.S., providing both geographic and portfolio diversification.

Southern Comfort is our third-largest brand. Its volumes declined 5% in fiscal 2009 after holding steady in fiscal 2008. Net sales declined 11% in fiscal 2009 on a reported basis and 3% on a constant-currency basis. Many of Southern Comfort's key markets were significantly hurt by the global recession, including the U.S., the U.K., Spain, Ireland, and South Africa, resulting in reduced volumes. Southern Comfort has suffered from the consumers' shift toward more off-premise drinking occasions, where they are less likely to mix complicated cocktails. We believe that the inventory reductions also hurt the brand's volume and net sales for fiscal 2009. Southern Comfort's long-term success has been built on pricing, innovative packaging, products, and drink offerings. To reinvigorate the brand's growth, we have developed new product offerings such as ready-to-drink and ready-to-pour Southern Comfort offerings to introduce in early fiscal 2010.

In fiscal 2007, we significantly broadened and diversified our portfolio by acquiring the Casa Herradura brands, including el Jimador, Herradura, New Mix (a tequila-based RTD product), Antiguo, and Suave 35. These brands have proven to be a source of growth, as depletions increased by 6% in fiscal 2009. Net sales declined slightly on an as-reported basis but increased by 6% on a constant-currency basis. These premium tequila brands have considerable potential for future growth because they are strong competitors in a growing category in the U.S. and the rest of the world outside of Mexico, and are only now expanding their geographic footprint.

Depletions for our mid-priced brands generally declined in fiscal 2009. Fetzer Valley Oaks, Korbel, Canadian Mist, and Early Times all recorded declines - but some of our wine offerings, including Little Black Dress, enjoyed good growth. These are largely off-premise driven brands in fiercely price-competitive segments. Although they may see some short-term benefit from consumers trading down in the current difficult economic environment, we expect longer-term growth for most of these brands to be modest.

Our brands in the super-premium price category continued to develop despite the economic headwinds. Woodford Reserve, Gentleman Jack, Sonoma-Cutrer, Tuaca, and Bonterra all scored depletion gains in fiscal 2009. Chambord depletions declined in volume but grew net sales in the low single digits on a constant-currency basis. Most Chambord is consumed on premise, so demand has been hurt by consumers dining out less. But we are encouraged by the performance of these small-but-growing super-premium brands and expect to see more growth opportunities, particularly as the world economy recovers.

Our Route-to-Consumer Strategy

Introduced in 2003, the "Brown-Forman Arrow" summarizes our overall strategy. It captures our overarching objective to "Be the Best Brand Builder in the Industry, Period!" and the five supporting imperatives that help us reach this objective.

A critical component of our brand-building strategy is a multifaceted program designed to ensure that consumers can find our products whenever and wherever they can choose a premium beverage alcohol brand. To accomplish this easy access, we use a variety of distribution models around the world. Among the factors we consider in choosing the distribution model for a given market are
(1) that market's long-term attractiveness and competitive dynamics and (2) our portfolio's stage of development in that market. Based on this assessment, we aim to choose the most appropriate model to optimize our access to consumers in that market at that time. Our choice of model can evolve as market dynamics change and as our portfolio matures.

We own and operate our own distribution network in a handful of markets, including Australia, China, Poland, Mexico, Korea, the Czech Republic, Taiwan, and Thailand. In these markets, we sell our products directly to retail stores or to wholesalers. In the U.K. and Germany, we partner with another supplier, Bacardi, to sell a combined portfolio of our companies' brands. In the U.S., we sell our product to either wholesalers or, in states that directly control alcohol sales, state governments that then sell to retail customers and consumers. In many other markets, we rely significantly on other spirits producers to distribute our products. While to date this has happened rarely, if ever, consolidation among wholesalers in the U.S. or spirits producers around the world could hinder the distribution of our products in the future as a result of reduced attention to our brands, the possibility that our brands may comprise a smaller portion of their business, or a changing competitive environment.

In fiscal 2009, we strengthened our sales alliance with Bacardi in the U.S. by expanding it to several more states. Focused sales teams within our distributors in these states sell our companies' strong portfolios while each company continues its own unique brand-building initiatives to support alliance distributors.

After reviewing our distribution arrangements in 12 markets in Central and Eastern Europe and Turkey, we renewed some and replaced others in fiscal 2009. We believe the new distribution arrangements should improve our ability to influence and access local consumers. In fiscal 2010, we expect to repeat this review process in at least a dozen markets in Western Europe, Central Europe, and Russia and in three markets in Asia. We expect to pursue strategies and partnerships that will improve our in-market brand-building efforts. But in the short term, if changes are made to our route to consumers in a market, we could potentially experience temporary sales disruptions.

Our Competition

We operate in a highly competitive industry. We compete against many global, regional, and local brands in a variety of categories of beverage alcohol, but most of our brands compete primarily in the industry's premium end. Trade information indicates that we are one of the largest suppliers of wine and spirits in the U.S. While the industry has consolidated considerably over the last decade, the 10 largest global spirits companies control less than 15% of the total global market for spirits, and in Asia their share is less than 3%. We believe that the overall market environment offers considerable growth opportunities for exceptional builders of premium wine and spirits brands.

Our Business Environment

We expect long-term demand for wine and spirits to continue to grow in the U.S. and our major markets outside the U.S. But our near-term view of the overall business environment for many of our brands has been tempered by the current global recession, which has decreased consumers' disposable income and increased unemployment. As a result, some consumers have shifted their consumption patterns from on-premise to off-premise, hurting some of our higher-priced brands that skew to the on-premise occasion. We have shifted some of our advertising and promotion efforts to the off-premise market and have developed new product offerings, such as ready-to-drink and ready-to-pour beverages for convenient at-home consumption.

Recent trends also suggest that beverage alcohol consumers are trading down to lower-priced brands, which could hurt the short-term performance of many of our brands. We believe the demand for premium brands will accelerate once we emerge from the global economic downturn and, despite our near-term caution, we are encouraged by the favorable demographic trends in the U.S. over the next several years. In addition, we see enormous potential for our brands to grow in the global marketplace, where our business today accounts for only 1% of the total global market for wine and spirits. Markets outside the U.S. accounted for only about 20% of our net sales in fiscal 1995, but today they account for over 50%. We see great opportunities for growth outside the U.S., not only in emerging markets (such as Brazil, Russia, Mexico, and China) but also in developed markets (such as France and Australia).

PUBLIC ATTITUDES; GOVERNMENT POLICIES. Our ability to market and sell our products depends heavily on society's attitudes toward drinking and government policies that flow from them. A number of organizations criticize abusive drinking and blame alcohol manufacturers for problems associated with alcohol misuse. Specifically, critics incorrectly say that alcohol companies intentionally market their products to encourage underage drinking. Legal or regulatory measures directed in response against beverage alcohol (including its advertising and promotion) could adversely affect our sales.

Illegal alcohol consumption by underage drinkers and abusive drinking by a minority of adult drinkers give rise to public issues of great significance. Alcohol critics seek governmental measures to make beverage alcohol more expensive, less available, and more difficult to advertise and promote. We do not think these are good strategies. In our view, society is more likely to curb alcohol abuse by better educating consumers about beverage alcohol and moderate drinking than by restricting alcohol advertising and sales or by imposing punitive taxes.

We strongly oppose underage and abusive drinking. We are very careful to target our products only to adults. We have developed a comprehensive internal marketing code and also adhere to marketing and advertising guidelines of the U.S. Distilled Spirits Council, the Wine Institute, and the European Forum for Responsible Drinking, among others. Brown-Forman contributes significant resources to The Century Council, an organization that we and other spirits producers created in the early 1990s to combat misuse of alcohol, including drunk driving and underage drinking. We actively participate in similar organizations where they exist in our other primary global markets.

Regulatory measures currently are a particular concern in Europe, where many countries are devoting increased attention to more restrictive alcohol policies. The World Health Organization (WHO) has undertaken a major alcohol policy-making process intended to produce a global strategy to combat the misuse of alcohol. While the WHO's global strategy will not carry the force of law, it is highly influential, particularly in the developing world. We believe WHO alcohol policy recommendations will be taken seriously and probably adopted into law in many WHO member states. We are committed to working with the WHO during this policy-making process to ensure that its global strategy is based on sound science and recognizes the critical distinction between the use and abuse of beverage alcohol.

POLICY OBJECTIVES. Broadly speaking, we seek two things:
1. recognition that beverage alcohol should be regarded like other products that have inherent benefits and risks and
2. equal treatment for distilled spirits, wine, and beer - all forms of beverage alcohol - by governments and their agencies.

We fully acknowledge that beverage alcohol, when misused or abused, can contribute to social and health issues. But we also believe strongly that beverage alcohol should be viewed like other consumer products - such as food and motor vehicles, any of which can be hazardous if misused. Our belief is that beverage alcohol plays an important part in enriching the lives of the vast majority of those who choose to drink. That is why we encourage responsible consumption as we promote our brands. And it is why we discourage underage drinking and irresponsible drinking, including drunk driving. We believe that the optimal way to discourage alcohol misuse and abuse is by partnering with parents, schools, law enforcement, and other concerned stakeholders.

Distilled spirits, wine, and beer are all forms of beverage alcohol, and we believe governments should treat them equally. But generally (especially in the U.S.), distilled spirits are taxed far more highly than beer per ounce of alcohol, and are subject to tighter restrictions on where and when consumers can buy them. Compared with beer and wine, distilled spirits are also denied the right to advertise in some venues. Achieving greater cultural acceptance of our products and parity with beer and wine in having access to consumers is a major goal and one we share with other distillers. We seek fairer distribution rules, such as Sunday sales in those U.S. states that still ban them and laws that permit product tasting, so that consumers can sample our products and buy them more easily. We encourage rules that liberalize international trade, so that we can expand our business more globally. As we explain below, we oppose tax increases that make our products more expensive for consumers, and seek to diminish the tax advantage that beer enjoys.

TAXES. Recent proposals in the U.S. to increase the taxes on beverage alcohol as a source of new government revenue are of considerable concern. Beverage alcohol is taxed separately and substantially through state and federal excise taxes
(FET), above and beyond corporate income taxes on their producers. The U.S. FET for spirits per ounce of pure alcohol is twice that for beer. Besides placing a disproportionate tax burden on spirits, any FET increase would have a negative economic effect on the hospitality industry and its millions of workers.

In 2008, only three of the top 10 global spirits companies were U.S. companies.(2) Several former U.S.-based beverage companies have been acquired by foreign companies over the years and shifted employment and trademark ownership to countries with more favorable tax regimes. We estimate that our fiscal 2010 effective corporate income tax rate will be over 32%, compared to recent effective rates ranging from 10.6% to 25% for our largest foreign competitors. Current discussions in the U.S. Congress about decreasing or eliminating the ability of U. S. companies to get a tax credit for foreign taxes paid and the ability to defer the U.S. deduction of expenses incurred in connection with foreign investments in other countries could make this disadvantage bigger and further damage the global competitiveness of U. S. companies such as ours.

The U.S. Congress is also considering the repeal of the LIFO (last-in first-out) treatment of inventory, an accepted accounting practice in the U.S. for 70 years. LIFO is designed to minimize artificial inflation gains and accurately reflect replacement costs. We strongly oppose this repeal. LIFO is particularly important to companies like Brown-Forman, whose aging process requires some distilled spirits to be held in inventory for several years before being sold. As proposed, LIFO repeal would also result in an unprecedented "recapture" of tax benefits received in prior years - in effect, a retroactive tax increase.

Increased tax rates and tax law changes are risks we face in many of our international markets as well. As our sales around the world continue to grow and tax regimes in international markets become increasingly onerous for our business and products, our exposure to tax changes in other countries becomes more pronounced. For instance, in April 2008, the Australian government suddenly imposed a 70% excise tax increase on spirits-based RTD products. We successfully shifted some sales to our regular proof products and changed our product formula to a less tax-penalized one, but this massive tax increase hurt our Australian business and our overall global profit.

FOREIGN EXCHANGE RATES. Foreign currencies' strength relative to the U.S. dollar affects sales and the cost of purchasing goods and services in our other markets. This year, a stronger U.S. dollar hurt our earnings, particularly in the U.K., Europe, and Australia. Although we have hedged the majority of our exposure to foreign exchange fluctuations in 2010 by entering into foreign currency forwards and option contracts, our earnings are expected to be hurt when compared to fiscal 2009 due to the rapid, significant strengthening of the dollar in fiscal 2009 before we entered into most of our current hedge contracts. In addition, if the U.S. dollar again appreciates significantly, the effect on the unhedged portion would hurt our reported results.

Our Fiscal 2010 Earnings Outlook

We face the most challenging and uncertain economy in decades, and in the near term we expect the global economic environment to remain weak and consumers to remain wary. As a result, we are not planning for much change in fiscal 2010. Several factors are out of our control, including the health of the financial markets and volatility in foreign exchange. So we are focusing on factors we can control, setting priorities to drive growth and position ourselves well once the economy recovers. We will be striving to improve the productivity of all of our investments in every aspect of our business by allocating resources to maximize growth and accelerating innovation.

We are projecting modest underlying growth in operating income in fiscal 2010 despite our expectation that the consumer environment will continue to be challenging. We expect the dramatic strengthening of the U.S. dollar that took place in the middle of 2009 to erode our reported results in fiscal 2010. More specifically, recent spot rates for the U.S. dollar could reduce our fiscal 2010 earnings by $0.12 per share (net of hedged foreign currency exposures), compared to our earnings in fiscal 2009. Continued volatility in the global economic environment could further dampen consumer demand and foreign exchange rates. We are uncertain as to how sustained credit and cash pressures may affect the purchasing behavior of our distributor partners and retailers this year. Given these uncertainties, we are expecting our fiscal 2010 diluted earnings per share to be in the range of $2.60 to $3.00, compared to fiscal 2009 earnings per share of $2.87. We believe the improvement or deterioration of the global economic and consumer environment, and the related retail and distributor response, as well as foreign currency fluctuations, will most likely affect the company's actual performance within this range.

Although our near-term underlying growth expectations are modest, we remain confident about the future of our brands and our company. We are committed to outperforming our competitors and we expect to emerge from this economic crisis as an even stronger company.

RESULTS OF OPERATIONS

Our total diluted earnings per share was $2.87 in fiscal 2009, all of which came from continuing operations. The discussion of our results from continuing operations below relates exclusively to our beverage alcohol business. It excludes the results related to our former consumer durables segment, which we have segregated from continuing operations and present as discontinued operations for all periods presented. See "Discontinued Operations," Note 2 to the accompanying consolidated statements.

--------
(2) The top 10 companies in 2008 were Diageo (UK), Pernod (France), United Spirits (India), Bacardi (Bermuda), Fortune Brands (U.S.), Brown-Forman (U.S.), Constellation Spirits (U.S.), Gruppo Campari (Italy), Suntory (Japan), and Belvedere Group (France). Source: Impact Databank, November 15, 2008.

CONTINUING OPERATIONS

Our beverage alcohol business includes strong brands representing a wide range of varietal wines, champagnes, and spirits such as whiskey, bourbon, vodka, tequila, and liqueurs. The largest market for our brands is the U.S., which generally prohibits wine and spirits manufacturers from selling their products directly to consumers. Instead, we sell our products to wholesale distributors or state-owned operators, who then sell the products to retailers, who in turn sell to consumers. We use a similar tiered distribution system in many markets outside the U.S., but we distribute our own products in several markets, including Australia, China, Poland, Mexico, Korea, the Czech Republic, Taiwan, and Thailand.

Distributors and retailers normally keep some of our products in inventory, so retailers can sell more (or less) of our products to consumers than distributors buy from us during any given period. Because we generally record revenues when we ship our products to distributors, our sales for a period do not necessarily reflect actual consumer purchases during that period. Ultimately, of course, consumer demand is critical in understanding the underlying health and financial results of our brands and business. The beverage alcohol industry generally uses "depletions" (defined on page 19) to approximate consumer demand. We also use syndicated data and monitor inventory levels in the trade to confirm that depletions accurately represent consumer demand.

Fiscal 2009 Compared to Fiscal 2008

Net sales of $3.2 billion decreased 3%, or $90 million, compared to net sales in fiscal 2008. The most significant factor lowering our annual net sales was the stronger U.S. dollar, which reduced our net sales by over $150 million. Despite this foreign exchange headwind and a difficult environment in several countries in Western Europe where our net sales declined, our net sales outside the U.S. still constitute more than half (52%) of total sales. Just 10 years ago, sales outside the U.S. constituted only about 25% of our total sales. This expansion in sales outside the U.S. reflects the execution of our strategic initiative from the mid-90s to expand our international footprint by growing our existing portfolio and acquiring other brands.

The major factors driving our fiscal 2009 change in net sales were:

                                                Change
                                               vs. 2008

Underlying change in net sales:                    3%
   Net price/mix                  3%
   Volume                         0%
Australia excise tax increase                      1%
Estimated net change in distributor inventories   (1%)
Discontinued agency brands                        (1%)
Foreign exchange                                  (5%)
                                                 -----
Reported change in net sales                      (3%)
                                                 =====

In the table above, "Australia excise tax increase" refers to the additional revenue collected due to the 70% increase in excise tax on ready-to-drink products in Australia, implemented on April 27, 2008. Because net sales are recorded including excise tax, we believe separately identifying the effect of this item helps explain our sales trends.

"Estimated net change in distributor inventories" refers to the estimated financial impact of changes in distributor inventories for our brands. We compute this effect using our estimated depletion trends and separately identify distributor inventory changes in our explanation of changes for our key measures. Based on the estimated depletions and the fluctuations in distributor inventory levels, we then adjust the percentage variances from the prior year to the current year for our key measures. We believe separately identifying the impact of this item helps to explain how varying levels of distributor inventories can affect our business.

"Discontinued agency brands" refers primarily to agency brands Appleton, Amarula, Durbanville Hills, and Red Bull, which exited our portfolio during fiscal 2008.

"Foreign exchange" refers to net gains or losses resulting from our sales and purchases in currencies other than the U.S. dollar. We disclose this separately to explain our business changes on a constant-currency basis, because exchange rate fluctuations can distort the underlying growth of our business (both positively and negatively). To filter out the effect of foreign exchange fluctuations, we translate current year results at prior-year rates. In fiscal 2009, the stronger U.S. dollar hurt our net sales, gross profit, operating income, and earnings per share but helped our advertising and selling, general, and administrative expenses. Although foreign exchange volatility is a reality for a global company, we routinely review our company performance on a constant-currency basis. We believe separately identifying foreign exchange's effect on major line items of the consolidated statement of operations makes our underlying business performance more transparent.

The primary drivers contributing to our 3% underlying growth in net sales were the brands Jack Daniel's Tennessee Whiskey, Finlandia, Gentleman Jack, and New Mix, and the geographies of Poland, Australia, the U.K., Mexico, the U.S., and Russia. Higher used barrel sales also contributed to the underlying net sales growth. The following discussion provides more detail of our volume and sales changes for the year.

Global depletion volume for Jack Daniel's Tennessee Whiskey grew for the 17th consecutive year, though only modestly; the brand's growth rate of less than 1% is the lowest in over 15 years. Several key Jack Daniel's markets saw volumetric declines due in part to the effects of the global economic downturn. Most affected were our travel retail channel, South Africa, and some Western European markets, including Germany, Italy, and Spain. In the U.S., despite flat depletions, consumer takeaway trends (according to National Alcohol Beverage Control Association (NABCA) data for the 12 months ending April 2009) reflect modest volume growth for the brand, at nearly 2%. The difference between our depletion results and these takeaway trends implies a significant reduction in retail inventory levels for the fiscal year.

Further, the overall distilled spirits category in the U.S. continued to grow during fiscal 2009. U.S. industry trends, as measured by NABCA data, indicate total distilled spirits volume grew 3.3% for the 12 months ending April 30, 2009, while Jack Daniel's grew approximately 2% for the same period. Jack Daniel's outperformed its major competitors and on a dollar basis grew 4% for the year, consistent with the growth in total distilled spirits.

Consumer demand continued to expand for this iconic, authentic American whiskey in several international markets, including Australia (where the brand surpassed 300,000 nine-liter cases), France, Poland, Canada, Romania, Mexico, and many markets in Southeast Asia and Latin America. The brand's largest market outside the U.S., the U.K., experienced 1% growth in depletions and is nearly at a record 1 million nine-liter case mark. Reported net sales for the brand globally declined in the low single digits, but on a constant-currency basis, the brand grew net sales in the low single digits.

Performance  for the rest of the Jack  Daniel's  family  of  brands  was  solid.
Depletions for Gentleman Jack, one of the fastest-growing brands in our portfolio, increased by more than 20% in fiscal 2009, with volumes approaching 300,000 nine-liter cases. Gentleman Jack's net sales grew at a double-digit rate on both an as-reported and constant-currency basis. A major increase in excise taxes in Australia on ready-to-drink products significantly affected the profitability of Jack Daniel's & Cola in that market. Globally, the brand's depletions (which are quickly approaching 2.4 million nine-liter cases) grew 6%, fueled by strong gains in Germany.

Finlandia continued to be a major driver of growth in net sales in fiscal 2009 and a growing contributor to our international expansion. Global volumes grew 7% in fiscal 2009, passing the 3 million nine-liter case mark for the first time. Net sales advanced 10% on an as-reported basis and 12% on a constant-currency basis for the fiscal year, reflecting both volume and pricing gains. Finlandia's growth was led by continued market penetration in Eastern Europe, particularly in Poland, the brand's largest market (where we sell over 900,000 nine-liter cases), and in Russia (where we sell over 200,000 nine-liter cases).

Southern Comfort's global depletions declined 5% in fiscal 2009, while its net sales declined 11%, reflecting the negative effect of the stronger U.S. dollar. Most of the brand's key markets were adversely affected by the global recession and by declining on-premise trends, including the U.S., the U.K., Spain, Ireland, and South Africa, where volumes dropped. But the brand's second-largest market outside the U.S., Australia, experienced double-digit depletion growth. To reinvigorate Southern Comfort's growth in fiscal 2010, we are introducing three new product offerings, including ready-to-pour and ready-to-drink line extensions: Southern Comfort Hurricane and Southern Comfort Sweet Tea for the U.S. market and Southern Comfort Lemonade and Lime for the U.K. market.

In fiscal 2007, we significantly expanded and diversified our portfolio with the acquisition of the Casa Herradura brands. These brands have proven to be a source of growth, with depletions increasing by 6% in fiscal 2009. Net sales declined slightly on an as-reported basis but increased by 6% on a constant-currency basis. We believe these premium brands have considerable potential for future growth because they are strong competitors in a growing category and are only now expanding their geographic footprint.

Overall depletion and net sales performance were mixed for our other brands. Despite economic headwinds and some consumers trading down, several of our super-premium priced brands registered depletion gains in fiscal 2009, including Woodford Reserve, Sonoma-Cutrer, Tuaca, and Bonterra. Fetzer Valley Oaks, Korbel California Champagnes, Canadian Mist, and Early Times all recorded low single-digit percentage depletion declines in fiscal 2009.

This table highlights our major brands' worldwide depletion results for fiscal 2009:
                        Nine-Liter       % Change
                       Cases (000s)      vs. 2008
                       ------------     -----------

 Jack Daniel's            9,475              0%
 New Mix RTDs(1)          4,635              7%
 Jack Daniel's RTDs(2)    3,405              4%
 Finlandia                3,030              7%
 Southern Comfort         2,335             (5%)
 Fetzer Valley Oaks       2,295             (3%)
 Canadian Mist            1,850             (2%)
 Korbel Champagnes        1,290             (1%)
 el Jimador               1,050              3%

 (1) New Mix is a tequila-based RTD brand we acquired in January 2007 as part of the Casa Herradura acquisition, currently sold only in Mexico.
 (2) Jack Daniel's RTD products include all ready-to-drink line extensions of Jack Daniel's such as Jack Daniel's & Cola and Jack Daniel's Country Cocktails.

Gross profit declined 7%, or $118 million. Two factors accounted for more than three-fourths of this decline: (1) the stronger U.S. dollar, which lowered gross profit nearly $70 million, and (2) a $22 million non-cash agave inventory write-down included in cost of sales. As we reported in our Form 10-Q filings in fiscal 2009, some of our agave fields suffered abnormally high mortality and disease levels, reducing the expected yield by an estimated $22 million. Although we based this provision on our best estimate, actual inventory losses could be significantly different. Higher-than-predicted inventory losses could materially impair our results of operations and financial condition. As of April 30, we believe our estimate to be adequate.

Reductions in distributor inventory levels and lost gross profit associated with terminated agency relations also reduced gross profit for the year. Our underlying change in gross profit for the year was flat. It lagged the 3% increase in underlying net sales growth due in part to incremental value-added packaging costs, higher grain and fuel costs, and shifts in brand and geographic mix. The table below summarizes the major factors that reduced gross profit growth for the year.
                                                Change
                                               vs. 2008

Underlying change in gross profit                  0%
Estimated net change in distributor inventories   (1%)
Discontinued agency brands                        (1%)
Non-cash agave inventory writedown                (1%)
Foreign exchange                                  (4%)
                                                 -----
Reported change in gross profit                   (7%)
                                                 =====

In this table, "Non-cash agave inventory writedown" refers to an abnormal number of agave plants identified early in fiscal 2009 as dead or dying. Although agricultural uncertainties are inherent in any business that includes growing and harvesting raw materials, we believe that the magnitude of this item in the fiscal year distorts the underlying trends of our business.

Gross margin (gross profit as a percent of net sales) declined from 51.6% to 49.4% for the year, mostly attributable to five factors:
(1) The non-cash agave inventory writedown (which depressed our gross margin 0.7% points)
(2) Australia's 70% increase in excise tax on ready-to-drink products, which increased both our net sales and our costs of sales by the same amount
(3) Increased value-added packaging costs
(4) Higher costs of grain and fuel
(5) Shifts in brand and geographic mix

Advertising expenses were down $32 million, or 8%, due in part to the absence of spending behind agency and Italian wine brands that we no longer sell. In addition, the stronger U.S. dollar contributed significantly to the decrease in spending for the year. Overall advertising spending on a constant-currency basis (excluding the effect of discontinued brands) was modestly down, as we reallocated our spending and adjusted our promotional mix to those brands, markets, and channels where consumers and the trade were most responsive to investments in this challenging, volatile economic environment.

                                                Change
                                               vs. 2008

Discontinued agency brands                        (1%)
Divestiture of Italian wine brands                (1%)
Underlying change in advertising                  (2%)
Foreign exchange                                  (4%)
                                                 -----
Reported change in advertising                    (8%)
                                                 =====

Fiscal 2009 advertising excluded increased spending for value-added packaging of approximately $13 million (reflected in cost of sales in our financial statements) and selective consumer price promotion (reflected in net sales). Both of these costs are a form of advertising. Considering these reallocation decisions, overall investments behind our brands were again up in fiscal 2009.

Selling, general, and administrative (SG&A) expenses decreased $44 million, or 7%, influenced by these factors:
                                                Change
                                               vs. 2008

Early retirement/workforce reduction charge        2%
Transition expenses for acquisitions              (1%)
Foreign exchange                                  (3%)
Underlying change in SG&A                         (5%)
                                                 -----
Reported change in SG&A                           (7%)
                                                 =====

This 5% underlying decline in SG&A expenses reflects our tight management of discretionary expenses, lower performance-related costs (including incentive compensation), and the leveraging of incremental investments made in recent years to support our global route-to-market efforts. The $12 million charge incurred in fiscal 2009 resulting from cost-cutting measures (including an early retirement program and a workforce reduction action) are expected to position us for both the difficult times we are confronting today and the uncertain and challenging environment that we anticipate in fiscal 2010. In the table above, "Transition expenses for acquisitions" refers to transition-related expenses associated with the acquisition of Casa Herradura brands in 2007.

                  Long-term Operating Expense Investment Trends
                          (Compound Annual Growth Rate)

                                   Advertising          SG&A
35-year since 1974                      9%                8%
25-year since 1984                      7%                7%
15-year since 1994                      7%                8%
10-year since 1999                      7%                7%
 5-year since 2004                      8%                8%


Other income increased $18 million in fiscal 2009, due primarily to the $20 million gain we realized on the sale of Bolla and Fontana Candida Italian wine brands to Gruppo Italiano Vini. The decision to sell these brands reflects our evolving portfolio strategy and a continuation of our efforts to focus our time and resources on the best opportunities for growth and shareholder returns.

Operating income for fiscal 2009 decreased 4%, or $24 million. Operating income was hurt by:
 - the stronger U.S. dollar (which reduced operating income nearly $30 million),
 - the $22 million pre-tax non-cash charge related to an abnormal number of agave plants identified during the year as dead or dying,
 - the $12 million of one-time costs associated with our early retirement program and workforce reduction actions taken during the year, and
 - a net reduction in distributor inventory levels and the loss of income from discontinued agency brands.

Operating income benefitted from the $20 million net gain recognized on the sale of our Italian wine brands, lower transition expenses associated with our fiscal 2007 acquisition of Casa Herradura, and underlying operating income growth from the business.

The chart below summarizes the major factors driving the change in operating income for the year and identifies our underlying operating income growth for fiscal 2009 of 4%. While lower than our growth rate in recent years, this rate is still strong - particularly in light of the global economic downturn - and, we believe in the top tier of our key competitor set performance.

                                                Change
                                               vs. 2008

Underlying change in operating income              4%
Divestiture of Italian wine brands                 3%
Transition expenses for acquisitions               1%
Discontinued agency brands                        (1%)
Estimated net change in distributor inventories   (2%)
Early retirement/workforce reduction charge       (2%)
Non-cash agave inventory write-down               (3%)
Foreign exchange                                  (4%)
                                                 -----
Reported change in operating income               (4%)
                                                 =====

Positive factors influencing our underlying growth in operating income for the year include:
 - higher consumer demand for Jack Daniel's Tennessee Whiskey in several markets;
 - continued expansion of Finlandia in Eastern Europe;
 - gains for several other brands, including New Mix, Gentleman Jack, Sonoma-Cutrer, Tuaca, and Little Black Dress wines;
 - higher used barrel sales;
 - lower operating expenses due to tight management of discretionary expenses; and
 - lower performance-related costs such as incentive compensation.

These positive factors were partially offset by a volume decline for Southern Comfort globally, volume declines for Jack Daniel's in some Western European markets, lower profits for Jack Daniel's & Cola in Australia after an excise tax increase, and higher costs of goods due in part to incremental value-added packaging costs and input costs.

Operating margin (operating income divided by net sales) remained strong at 20.7%, consistent with fiscal 2008 despite the 2.2-point decline in gross margin from 51.6% to 49.4%. In fiscal 2009, we reallocated our mix of spending to where we believe the consumer and trade are most responsive to investments, including value-added gift packaging (reflected in cost of goods) and selective discounting programs (reflected in net sales). As a result, we believe operating margin is a more appropriate year-over-year measure of our performance than gross margin.

Interest expense (net) decreased by $10 million compared to fiscal 2008, reflecting both a shift from debt with higher fixed rates to debt with lower variable rates and an overall reduction in debt levels.

The effective tax rate reported in fiscal 2009 was 31.1% compared to 31.7% in fiscal 2008. During fiscal 2009, we lowered our effective tax rate by using part of a capital loss carryforward from the sale of Lenox Inc. to eliminate the gain realized from the sale of Italian wine brands in December 2008. This positive factor was partially offset by a decrease in the benefit that we receive from income earned by our foreign subsidiaries that have lower tax rates than the U.S. rate, primarily due to the lower tax benefit on the provision for agave losses.

Diluted earnings per share reached a record $2.87 in fiscal 2009, up 1% over fiscal 2008. Performance for the year was helped by underlying growth in operating income, the gain on the sale of Italian wine brands, a reduction of net interest expense, a lower effective tax rate, and fewer shares outstanding after share repurchases. Reported earnings were hurt by the significant strengthening of the U.S. dollar, the write-down of agave inventory, a reduction in distributor and trade inventory levels, and a charge associated with the early retirement program and reduction in workforce.

BASIC AND DILUTED EARNINGS PER SHARE. In Note 16 to our consolidated financial statements, we describe our 2004 Omnibus Compensation Plan and how we issue stock-based awards under it. In Note 1, under "Stock-Based Compensation" we describe how the plan is designed to avoid diluting earnings per share.

Fiscal 2008 Compared to Fiscal 2007

Net sales increased 17%, or $476 million, fueled by an accelerating demand for our brands (especially outside the U.S.), the effect of the acquisition of Chambord and Casa Herradura brands, and the benefits of a weaker U.S. dollar. Jack Daniel's registered growth for the 16th consecutive year, as demand expanded more than 4% globally, adding 375,000 nine-liter cases, reaching nearly
9.5 million nine-liter cases. Jack Daniel's ready-to-drink products grew 10%, passing the 3 million nine-liter case mark on the strength of Jack Daniel's & Cola sales in Australia. Gentlemen Jack was the fastest-growing brand in our portfolio, growing over 40% with volumes well in excess of 200,000 nine-liter cases in fiscal 2008. For the second consecutive year, worldwide depletions for Finlandia grew 16%, fueled by volume growth in Poland (the brand's largest market) and Russia. Southern Comfort worldwide depletions were flat, with solid volume gains in the U.K. offset by low single-digit percentage declines in the U.S. Overall volume performance during fiscal 2008 was mixed for the other brands in our portfolio. Bonterra, Chambord, Woodford Reserve, and Sonoma-Cutrer experienced high single-digit or double-digit percentage increases.
Fetzer Valley Oaks and Korbel California Champagnes saw low single-digit percentage depletion growth. Canadian Mist, Bolla, and Early Times recorded modest depletion declines.

Gross profit grew $214 million, or 14%. This growth resulted from the same factors that generated revenue growth. Gross margin declined from 52.8% in fiscal 2007 to 51.6% in fiscal 2008. The major reason for this decline was the full-year effect of lower gross margins earned in Mexico for Herradura, el Jimador, New Mix, and agency brands acquired during the Casa Herradura purchase. Gross margins for the year were also suppressed by high raw material and fuel costs, which were nearly offset by price increases on several of our brands in selected markets.

Advertising expenses increased $54 million, or 15%, reflecting incremental spending behind Jack Daniel's, Southern Comfort, Finlandia, and other brands, including Woodford Reserve, Bonterra, and Sonoma-Cutrer, and spending behind acquired brands (Chambord and the Casa Herradura brands). The negative impact of a weaker U.S. dollar contributed to the increase in advertising spending for the year.

Selling, general, and administrative expenses increased $57 million, or 10%, driven primarily by the full-year effect of acquisitions along with inflation on salary and related expenses.

Amortization expense increased $3 million in fiscal 2008. The increase in the amortization expense for fiscal 2008 reflects the 12 full months of amortization of the cost of the U.S. distribution rights for the Herradura brand compared to the last three months of fiscal 2007.

Other income decreased $17 million in fiscal 2008, due primarily to the absence of an $11 million gain we recognized in fiscal 2007 on the sale of an Italian winery used in producing Bolla wines to Gruppo Italiano Vini (GIV). The Bolla brand remained part of our portfolio until it was sold to GIV in December 2008 in a separate agreement.

Operating income reached $685 million in fiscal 2008, an improvement of $83 million, or 14%, resulting primarily from increased consumer demand for Jack
Daniel's Tennessee Whiskey, Jack Daniel's & Cola, and Finlandia (particularly outside the U.S.), and excellent growth in the U.S. for Gentleman Jack. Improved volumes and profits from several other brands (largely focused in the U.S.), including Bonterra, Jack Daniel's Single Barrel, Woodford Reserve, and Tuaca, also contributed to operating income growth. Additionally, benefits from a weaker U.S. dollar and the incremental profits from the Casa Herradura and Chambord acquisitions in fiscal 2007 boosted year-over-year growth in operating income. On a dollar basis, price increases on selected brands in selected markets offset the rising costs of raw materials and fuel and contributed to the growth in operating income for the year. Comparisons to the prior year were also affected by the absence of an $11 million gain recognized in fiscal 2007 on the sale of winery assets.

Interest expense (net) increased $25 million compared to fiscal 2007, primarily reflecting the financing of the Casa Herrudura acquisition.

Effective tax rate in fiscal 2008 was 31.7%, unchanged from fiscal 2007. During fiscal 2008, our effective tax rate was favorably affected by an increase in the net reversal of previously recorded income tax provisions for items effectively settled, compared to the prior year. This positive factor was offset primarily by additional taxes related to a tax law change in Mexico (effective January 1, 2008) and the absence of benefits received in fiscal 2007 from investments in tax-exempt securities.

Diluted earnings per share increased 10% to $2.84 in fiscal 2008. This growth resulted from the same factors that generated operating income growth, though it was tempered by higher interest expense related to the financing of the 2007 acquisition of Casa Herradura.

OTHER KEY PERFORMANCE MEASURES

Our primary goal is to increase the value of our shareholders' investment consistently and sustainably over the long term. We believe that long-term relative performance of our stock is a good indication of our success in delivering attractive returns to shareholders.

TOTAL SHAREHOLDER RETURN. An investment made in Brown-Forman Class B stock over terms of one, three, five, and 10 years would have outperformed the returns of the total S&P 500 over the same periods. Specifically, a $100 investment in our Class B stock on April 30, 1999, would have grown to approximately $195 by the end of fiscal 2009, assuming reinvestment of all dividends and ignoring personal taxes and transaction costs. This represents an annualized return of 7% over the 10-year period, compared to a 2% annualized decrease for the S&P 500. While a more recent investment in Brown-Forman would have declined over the past year due to the global economic crisis and its effect on global equity markets, the rate of decline of 13% over the one-year period ended April 30, 2009, compared favorably to a 35% decline for the S&P 500.


               Compound Annual Growth in Total Shareholder Return
                  (as of April 30, 2009, dividends reinvested)

                               1 Year       3 Years       5 Years      10 Years

Brown-Forman Class B shares     (14%)         (5%)           7%            7%
S&P 500 index                   (37%)        (11%)          (3%)          (3%)


RETURN ON AVERAGE INVESTED CAPITAL. Our return on average invested capital remains healthy, particularly considering current market conditions. While our return of 15.9% was down moderately compared to that of the two prior fiscal years, our return outpaced those of our major wine and spirits competitors. While our average invested capital was flat in fiscal 2009 compared to fiscal 2008, our reported earnings declined due primarily to a stronger U.S. dollar. We expect our return on average invested capital to remain essentially unchanged next fiscal year but to increase over the long term, given our positive outlook for earnings growth and careful management of our investment base.

Return on Average Invested Capital:

   Fiscal 2007     17.4%
   Fiscal 2008     17.2%
   Fiscal 2009     15.9%


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

Cash Flow Summary
(Dollars in millions)                      2007        2008        2009
                                          ------      ------      ------
Operating activities                      $ 355       $ 534       $ 491

Investing activities:
   Acquisitions                          (1,045)          2          --
   Sale of discontinued operations           12          --          17
   Net (purchase) sale of short-term
    securities                               74          86          --
   Additions to property, plant,
    and equipment                           (58)        (41)        (49)
   Other                                    (21)        (19)         (5)
                                          ------      ------      ------
                                         (1,038)         28         (37)
Financing activities:
   Net (repayment) issuance of debt         597        (172)         (4)
   Acquisition of treasury stock             --        (223)        (39)
   Special distribution to stockholders      --        (204)         --
   Dividends paid                          (143)       (158)       (169)
   Other                                     33          21          (4)
                                          ------      ------      ------
                                            487        (736)       (216)
                                          ------      ------      ------
Foreign exchange effect                       4          10         (17)
                                          ------      ------      ------
Change in cash and cash equivalents       $(192)      $(164)      $ 221
                                          ======      ======      ======

Cash provided by operations was $491 million in fiscal 2009 compared to $534 million in fiscal 2008. This 8% decrease primarily reflects the absence of a refund of value-added taxes related to the acquisition of Casa Herradura received in fiscal 2008 and a reduction in net income due in part to the appreciation of the U.S. dollar during fiscal 2009.

Cash used by investing activities in fiscal 2009 increased $65 million compared to fiscal 2008, largely reflecting our liquidation of $86 million of short-term investments last year.

Cash used for financing activities decreased by $520 million, primarily reflecting (1) the $204 million special distribution to shareholders in May 2007, (2) a $168 million net decrease in debt repayments, and (3) a $184 million decrease in share repurchases of our common stock compared to fiscal 2008.

In comparing fiscal 2008 with fiscal 2007, cash provided by operations increased $179 million, reflecting higher earnings and a reduction in working capital requirements. Cash provided by investing activities increased $1,066 million compared to fiscal 2007, reflecting the $794 million acquisition of Casa Herradura (including fees) in January 2007 and the $251 million acquisition of Chambord in May 2006. Cash used for financing activities increased by $1,223 million, reflecting a $769 million increase in net debt repayments compared to fiscal 2007, a $204 million special distribution to shareholders in May 2007, and the repurchase of $223 million of our common stock during fiscal 2008.

                          Fiscal 2009 Cash Utilization

Sources of Cash:
   Operating activities                     $491
   Proceeds from sale of trade names          17

Uses of Cash:
   Dividends                                $169
   Capital spending (including software)      54
   Share repurchases                          39
   All other, net                              8


CAPITAL EXPENDITURES. Investments in property, plant, and equipment were $58 million in fiscal 2007, $41 million in fiscal 2008, and $49 million in fiscal 2009. Expenditures over the three-year period included investments to maintain, expand, and improve production efficiency, and to build our brands.

We expect capital expenditures for fiscal 2010 to be $40 million to $50 million, consistent with spending over the past two fiscal years. Our capital spending plans in fiscal 2010 include investments in cost-saving initiatives at our production facilities and compliance or maintenance projects. We expect to fund fiscal 2010 capital expenditures with cash provided by operations.

SHARE REPURCHASES. During fiscal 2008, under a stock repurchase plan authorized by our Board of Directors in November 2007, we repurchased 3,721,563 shares of common stock (42,600 of Class A and 3,678,963 of Class B) for $200 million.

Separately, under an agreement approved in May 2007 by a committee of our Board of Directors composed exclusively of non-family directors, we repurchased about $22 million in shares during fiscal 2008 from a Brown family member. We also paid about $1 million during fiscal 2008 for shares surrendered by two employees to satisfy income tax withholding obligations, in accordance with our policy.

In December 2008, we announced that our Board of Directors authorized us to repurchase up to $250 million of our outstanding Class A and Class B common shares over the succeeding 12 months, subject to market conditions. This plan lets us repurchase shares from time to time for cash in open market purchases, block transactions, or privately negotiated transactions as allowed under federal securities laws. As of April 30, 2009, we had repurchased 838,692 shares (11,800 of Class A and 826,892 of Class B) under this plan for $39 million. The average repurchase price per share, including broker commissions, was $47.22 for Class A and $46.43 for Class B.

LIQUIDITY. We continue to manage liquidity conservatively to meet current obligations, fund capital expenditures, and maintain dividends, while reserving adequate capacity for acquisition opportunities. In fiscal year 2009, we enhanced our liquidity by issuing $250 million of unsecured, 5% notes, due in 2014, with the proceeds used for general corporate purposes, including reducing our outstanding short-term commercial paper. We also continued to hold excess cash equivalents as a buffer during these uncertain times.

We have access to several liquidity sources to supplement our cash flow:
 - Our commercial paper program, supported by our bank credit facility, continues to fund our short-term credit needs at attractive interest rates. Our commercial paper has enjoyed steady demand from investors.
 - If we could no longer get short-term funding in the commercial paper market, we expect that we could satisfy our liquidity needs by drawing on our $800 million bank credit facility (currently unused). This facility expires
   April 30, 2012, and carries favorable terms compared with current market conditions. Under extreme market conditions, this agreement might not be fully funded. Several banks in our credit facility consortium have received significant federal government funding and could fail or become nationalized; we do not know the effect such an extreme event might have on those banks' commitment to fund our credit facility.
 - While we are concerned about this uncertainty, the markets for investment-grade bonds and private placements are currently robust. These should provide a source of long-term financing that we could use to pay off our short-term debt if necessary.

We have been closely monitoring our counterparty risks with respect to our cash balances and derivative contracts (that is, foreign currency and commodity hedges) and have unwound exposures when prudent. Absent significant further deterioration of market conditions, we believe our current liquidity position is strong and sufficient to meet all of our financial commitments for the foreseeable future, including the April 1, 2010, maturity of $150 million in our floating rate notes.

ACQUISITIONS. Effective May 31, 2006, we acquired Chambord liqueur and all related assets from Chatam International Incorporated and its operating subsidiary, Charles Jacquin et Cie Inc., for $251 million, including transaction costs.

On January 18, 2007, we acquired substantially all of the assets of Casa Herradura and its affiliates relating to its tequila business. Those assets include the Herradura and el Jimador tequilas, the New Mix tequila-based ready-to-drink brand, trade names and trademarks associated with those brands (and other acquired brands), related production facilities, and the sales, marketing, and distribution organization in Mexico. The acquisition, including transaction costs and fees, cost $794 million. We financed the acquisition with $114 million of cash and $680 million of commercial paper, $400 million of which we later replaced with long-term debt.

In May 2007, we ended our joint ventures in the tequila business with the Orendain family of Mexico. We had shared ownership of the "Don Eduardo" trademark and other Orendain trademarks and related intellectual property with the Orendain family since 1999 through two joint venture companies: Tequila Orendain de Jalisco (TOJ) and BFC Tequila Limited (BFCTL). TOJ produced the tequila and held the Mexico trademarks, and BFCTL owned the trademarks for all markets outside Mexico. Upon ending the joint ventures, we acquired the remaining portion of the global trademark for the Don Eduardo super-premium tequila brand that we did not already own. In exchange, we paid $12 million to the other shareholders of TOJ and BFCTL and surrendered our interest in all other Orendain trademarks previously owned by these two companies. Although we expect to continue to grow the Don Eduardo brand, these two former joint ventures were not material to our consolidated results of operations or financial position.

SPECIAL DISTRIBUTION. On March 22, 2007, our Board of Directors approved the distribution to shareholders of the $204 million in cash received (net of transaction fees) from the sale of Lenox, Inc. and Brooks & Bentley. We made the distribution of $1.32 per share on May 10, 2007, to shareholders of record on April 5, 2007.

LONG-TERM OBLIGATIONS

We have long-term obligations related to contracts, leases, employee benefit plans, and borrowing arrangements that we enter into in the normal course of business (see Notes 5, 7, and 13 to the accompanying consolidated financial statements). The following table summarizes the amounts of those obligations as of April 30, 2009, and the years when those obligations must be paid:

Long-Term Obligations(1)                                   2011-     After
(Dollars in millions)                    Total     2010     2014      2014
                                         -----     ----     ----      ----
Long-term debt                           $ 662     $153     $509     $ --
Interest on long-term debt                 106       28       77        1
Grape purchase obligations                 103       29       59       15
Operating leases                            48       16       29        3
Postretirement benefit obligations(2)       22       22      n/a      n/a
Agave purchase obligations(3)              n/a      n/a      n/a      n/a
                                         -----     ----     ----     ----
Total                                    $ 941     $248     $674     $ 19
                                         =====     ====     ====     ====

 (1) Excludes reserves for tax uncertainties as we are unable to reasonably predict the ultimate amount or timing of settlement.
 (2) As of April 30, 2009, we have unfunded pension and other postretirement benefit obligations of $175 million. Because the specific periods in which those obligations will be funded are not determinable, no amounts related to those obligations are reflected in the above table other than the $22 million of expected contribution in fiscal 2010. Historically, we have generally funded these obligations with the minimum annual contribution required by ERISA, but we may elect to contribute more than the minimum amount in future years.
 (3) As discussed in Note 5 to the accompanying consolidated financial statements, we have obligations to purchase agave, a plant whose sap forms the raw material for tequila. Because the specific periods in which those obligations will be paid are not determinable, no amounts related to those obligations are reflected in the table above. However, as of April 30, 2009, based on current market prices, obligations under these contracts totaled $10 million.

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

See "Important Information on Forward-Looking Statements" (page 49) for details on how economic conditions affecting market risks also affect the demand for and pricing of our products.

FOREIGN EXCHANGE. We estimate that our foreign currency revenues for our largest exposures will exceed our foreign currency expenses by approximately $435 million in fiscal 2010. To the extent that this foreign currency exposure is not hedged, our results of operations improve when the U.S. dollar weakens against foreign currencies and decline when the dollar strengthens against them. However, we routinely use foreign currency forward and option contracts to hedge our foreign exchange risk. Provided these contracts remain effective, we will not recognize any unrealized gains or losses until we recognize the underlying hedged transactions in earnings. At April 30, 2009, our foreign currency hedges had a notional value of $375 million and a net unrealized loss of $3 million.

Incorporating the impact of our hedging program, we estimate that, for our significant currency exposures, if the value of the U.S. dollar were to average 10% higher in fiscal 2010 than our fiscal 2009 effective rates, our fiscal 2010 operating income would decrease by $28 million. Conversely, if the value of the U.S. dollar were to decline 10% relative to fiscal 2009 effective rates, our operating income would decrease by $6 million due to the hedged positions we took in 2009 following the rapid strengthening of the U.S. dollar.

COMMODITY PRICES. Commodity prices are affected by weather, supply and demand conditions, and other geopolitical and economic variables. We use futures contracts and options to reduce the price volatility of corn. At April 30, 2009, we had outstanding hedge positions on approximately 1 million bushels of corn with unrealized losses of $2 million. We estimate that a 10% decrease in corn prices would increase the unrealized loss at April 30, 2009, by $1 million. We expect to mitigate the effect of increases in our raw material costs through our hedging strategies, ongoing production initiatives, and targeted increases in prices for our brands.

INTEREST RATES. Our short-term investments and our variable-rate debt are exposed to the risk of changes in interest rates. Based on the April 30, 2009, balances of variable-rate debt and investments, a 1% point increase in interest rates would increase our annual interest expense (net of interest income on cash and short-term investments) by $2 million.

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

Based on our long-term assumptions, we believe none of our goodwill or other intangible assets are impaired. However, two of our recently-acquired brand names, Chambord and Herradura, are currently being significantly affected by the global economic turmoil. (As of April 30, 2009, the book values of the Chambord and Herradura brand names are $116 million and $124 million, respectively.) At the test date for impairment, January 31, 2009, the fair value of the Chambord and Herradura brand names exceeded the carrying value by $3 million and $2 million, respectively. A 50 basis point increase in our cost of capital, a key assumption in which a small change can have a significant effect, would decrease the fair value of the Chambord and Herradura brand names by $11 million and $10 million, respectively. This would result in a brand name impairment charge.

We have a number of plans and initiatives that we believe will drive the anticipated growth of these brands, and this growth is essential to our fair value estimate. These initiatives include new packaging, shifting focus and spend to the off-premise market, line extensions, and more aggressive international expansion. If our initiatives are not sufficiently successful or the current weak economy continues for a prolonged period or declines further, one or both of these brand names could become impaired, which would adversely affect our earnings and stockholders' equity.

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

The assets, obligations, and assumptions used to measure pension and retiree medical expenses are determined as of April 30 of the preceding year ("measurement date"). Because obligations are measured on a discounted basis, the discount rate is a significant assumption. It is based on interest rates for high-quality, long-term corporate debt at each measurement date. The expected return on pension plan assets is based on our historical experience and our expectations for long-term rates of return. The other assumptions also reflect our historical experience and management's best judgment regarding future expectations. We review our assumptions on each annual measurement date. As of April 30, 2009, we have increased the discount rate for pension obligations from 6.64% to 7.94%, and for other postretirement benefit obligations from 6.45% to 7.80%. Pension and postretirement benefit expense for fiscal 2010 is estimated to be approximately $17 million, compared to $20 million for fiscal 2009. A decrease/increase in the discount rate of 25 basis points would increase/decrease the fiscal 2010 expense by approximately $2 million.

INCOME TAXES. Our annual effective tax rate is based on our income and the statutory tax rates in the various jurisdictions where we do business. In fiscal 2009, our annual income tax rate for continuing operations was 31.1%, compared to 31.7% in fiscal 2008. During fiscal 2009, our effective tax rate was favorably affected by the use of capital loss carryforwards to offset the gain recorded on the sale of Bolla and Fontana Candida Italian wine brands. This positive factor was partially offset by a decrease in the beneficial impact of taxes provided in foreign jurisdictions.

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

                                  Brown-Forman
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Expressed in millions, except per share amounts)
--------------------------------------------------------------------------------
Year Ended April 30,                            2007         2008         2009
--------------------------------------------------------------------------------
Net sales                                      $2,806       $3,282       $3,192
Excise taxes                                      588          700          711
Cost of sales                                     737          887          904
                                               --------------------------------

   Gross profit                                 1,481        1,695        1,577


Advertising expenses                              361          415          383
Selling, general, and administrative expenses     535          592          548
Amortization expense                                2            5            5
Other income, net                                 (19)          (2)         (20)
                                               --------------------------------
   Operating income                               602          685          661


Interest income                                    18            8            6
Interest expense                                   34           49           37
                                               --------------------------------
   Income from continuing operations
    before income taxes                           586          644          630

Income taxes                                      186          204          195
                                               --------------------------------
   Income from continuing operations              400          440          435

Loss from discontinued operations,
 net of income taxes                              (11)          --           --
                                               --------------------------------
   Net income                                  $  389       $  440       $  435
                                               ================================

Basic earnings (loss) per share:
   Continuing operations                       $ 2.61       $ 2.87       $ 2.89
   Discontinued operations                      (0.07)          --           --
                                               --------------------------------
      Total                                    $ 2.54       $ 2.87       $ 2.89
                                               ================================

Diluted earnings (loss) per share:
   Continuing operations                       $ 2.58       $ 2.84       $ 2.87
   Discontinued operations                      (0.07)          --           --
                                               --------------------------------
      Total                                    $ 2.51       $ 2.85       $ 2.87
                                               ================================

The accompanying notes are an integral part of the consolidated financial statements.

                                  Brown-Forman
                           CONSOLIDATED BALANCE SHEETS
          (Expressed in millions, except share and per share amounts)
--------------------------------------------------------------------------------
April 30,                                                    2008          2009
--------------------------------------------------------------------------------
Assets
------
Cash and cash equivalents                                   $ 119         $ 340
Accounts receivable, less allowance for doubtful
   accounts of $19 in 2008 and $15 in 2009                    453           367
Inventories:
   Barreled whiskey                                           311           313
   Finished goods                                             155           143
   Work in process                                            179           144
   Raw materials and supplies                                  40            52
                                                           ---------------------
      Total inventories                                       685           652
Current portion of deferred income taxes                      102           105
Other current assets                                           97           110
                                                           ---------------------
Total Current Assets                                        1,456         1,574

Property, plant, and equipment, net                           501           483
Goodwill                                                      688           675
Other intangible assets                                       699           686
Other assets                                                   61            57
                                                           ---------------------
Total Assets                                               $3,405        $3,475
                                                           =====================

Liabilities
-----------
Accounts payable and accrued expenses                       $ 380        $  326
Short-term borrowings                                         585           337
Current portion of long-term debt                               4           153
Other current liabilities                                      15            20
                                                           ---------------------
Total Current Liabilities                                     984           836

Long-term debt, less unamortized
 discount of $0 in 2008 and $1 in 2009                        417           509
Deferred income taxes                                          89            80
Accrued pension and other postretirement benefits             121           175
Other liabilities                                              69            59
                                                           ---------------------
Total Liabilities                                           1,680         1,659
                                                           ---------------------
Commitments and contingencies

Stockholders' Equity
--------------------
Common Stock:
  Class A, voting, $0.15 par value
   (57,000,000 shares authorized;
    56,964,000 shares issued)                                   9             9
  Class B, nonvoting, $0.15 par value
   (100,000,000 shares authorized;
    99,363,000 shares issued)                                  10            15
Additional paid-in capital                                     74            67
Retained earnings                                           1,931         2,189
Accumulated other comprehensive income (loss):
  Pension and other postretirement benefits adjustment        (88)         (127)
  Cumulative translation adjustment                            99           (10)
  Unrealized (loss) gain on cash flow hedge contracts          (6)            4
Treasury stock, at cost
 (5,522,000 and 6,200,000 shares
  in 2008 and 2009, respectively)                            (304)         (331)
                                                           ---------------------
Total Stockholders' Equity                                  1,725         1,816
                                                           ---------------------
Total Liabilities and Stockholders' Equity                 $3,405        $3,475
                                                           =====================

The accompanying notes are an integral part of the consolidated financial statements.

                                  Brown-Forman
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Expressed in millions)
--------------------------------------------------------------------------------
Year Ended April 30,                                   2007      2008      2009
--------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                         $ 389     $ 440     $ 435
   Adjustments to reconcile net income to
    net cash provided by operations:
      Net loss from discontinued operations              11        --        --
      Depreciation and amortization                      44        52        55
      Non-cash agave inventory write-down                --        --        22
      Gain on sale of brand names                        --        --       (20)
      Stock-based compensation expense                    8        10         7
      Deferred income taxes                              (7)        5        12
      Other                                             (11)       (3)       --
      Change in assets and liabilities, excluding
       the effects of businesses acquired or sold:
         Accounts receivable                            (47)      (43)       33
         Inventories                                    (41)       (3)      (34)
         Other current assets                            (9)       (4)       (5)
         Accounts payable and accrued expenses           14        21         4
         Accrued income taxes                           (20)      (12)       (8)
         Noncurrent assets and liabilities               18        71       (10)
   Net cash provided by operating activities
    of discontinued operations                            6        --        --
                                                       -------------------------
      Cash provided by operating activities             355       534       491
                                                       -------------------------

Cash flows from investing activities:
   Acquisition of businesses, net of cash acquired   (1,045)        2        --
   Acquisition of distribution rights                   (25)       --        --
   Acquisition of brand names and trademarks             --       (13)       --
   Proceeds from sale of brand names and trademarks      --        --        17
   Proceeds from sale of discontinued operations         12        --        --
   Purchase of short-term investments                  (249)       --        --
   Sale of short-term investments                       323        86        --
   Additions to property, plant, and equipment          (58)      (41)      (49)
   Proceeds from sale of property, plant,
    and equipment                                        14         6        --
   Computer software expenditures                        (9)      (12)       (5)
   Net cash used for investing activities
    of discontinued operations                           (1)       --        --
                                                       -------------------------
      Cash (used for) provided by
       investing activities                          (1,038)       28       (37)
                                                       -------------------------

Cash flows from financing activities:
   Net change in short-term borrowings                  178       184      (249)
   Proceeds from long-term debt                         421        --       249
   Repayment of long-term debt                           (2)     (356)       (4)
   Debt issuance costs                                   (2)       --        (2)
   Net proceeds (payments) from exercise
    of stock options                                     27        11        (6)
   Excess tax benefits from stock options                 8        10         4
   Acquisition of treasury stock                         --      (223)      (39)
   Special distribution to stockholders                  --      (204)       --
   Dividends paid                                      (143)     (158)     (169)
                                                       -------------------------
      Cash provided by (used for)
       financing activities                             487      (736)     (216)
                                                       -------------------------
Effect of exchange rate changes
 on cash and cash equivalents                             4        10       (17)
                                                       -------------------------

Net (decrease) increase in cash and cash equivalents   (192)     (164)      221

Cash and cash equivalents, beginning of year            475       283       119
                                                       -------------------------
Cash and cash equivalents, end of year                 $283      $119      $340
                                                       =========================

Supplemental disclosure of cash paid for:
   Interest                                            $ 32      $ 50      $ 34
   Income taxes                                        $205      $236      $222


The accompanying notes are an integral part of the consolidated financial statements.

                                  Brown-Forman
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           (Dollars expressed in millions, except per share amounts)
--------------------------------------------------------------------------------
Year Ended April 30,                                   2007      2008      2009
--------------------------------------------------------------------------------

Class A Common Stock                                    $ 9       $ 9       $ 9

Class B Common Stock:
   Balance at beginning of year                          10        10        10
   Stock distribution (Note 1)                           --        --         5
                                                    ----------------------------
   Balance at end of year                                10        10        15
                                                    ----------------------------
Additional Paid-in Capital:
   Balance at beginning of year                          47        64        74
   Stock issued under compensation plans                  2         3        --
   Stock-based compensation expense                       6         6         5
   Adjustment for stock option exercises                  1        (9)      (16)
   Excess tax benefits from stock options                 8        10         4
                                                    ----------------------------
   Balance at end of year                                64        74        67
                                                    ----------------------------
Retained Earnings:
   Balance at beginning of year                       1,607     1,649     1,931
   Net income                                           389       440       435
   Cash dividends ($0.93, $1.03, and $1.12 per
    share in 2007, 2008, and 2009, respectively)       (143)     (158)     (169)
   Special cash distribution to
    stockholders ($1.32 per share in 2007)             (204)       --        --
   Stock distribution (Note 1)                           --        --        (5)
   Adoption of SFAS 158 measurement date provision,
    net of tax of $2 (Note 13)                           --        --        (3)
                                                    ----------------------------
   Balance at end of year                             1,649     1,931     2,189
                                                    ----------------------------
Treasury Stock, at cost:
   Balance at beginning of year                        (128)     (102)     (304)
   Acquisition of treasury stock                         --      (223)      (39)
   Stock issued under compensation plans                 24        17        10
   Stock-based compensation expense                       2         4         2
                                                    ----------------------------
   Balance at end of year                              (102)     (304)     (331)
                                                    ----------------------------
Accumulated Other Comprehensive Income (Loss):
   Balance at beginning of year                          18       (57)        5
   Net other comprehensive income (loss)                 19        62      (147)
   Adjustment to initially apply SFAS 158,
    net of tax of $60 (Note 13)                         (94)       --        --
   Adoption of SFAS 158 measurement date provision,
    net of tax of $(6)(Note 13)                          --        --         9
                                                    ----------------------------
   Balance at end of year                               (57)        5      (133)
                                                    ----------------------------
Total Stockholders' Equity                           $1,573    $1,725    $1,816
                                                    ============================

Class A Common Shares Outstanding (in thousands):
   Balance at beginning of year                      56,829    56,870    56,573
   Acquisition of treasury stock                         --      (340)      (22)
   Stock issued under compensation plans                 41        43        39
                                                    ----------------------------
   Balance at end of year                            56,870    56,573    56,590
                                                    ----------------------------
Class B Common Shares Outstanding (in thousands):
   Balance at beginning of year                      65,636    66,367    64,019
   Stock distribution (Note 1)                           --        --    30,175
   Acquisition of treasury stock                         --    (2,937)     (843)
   Stock issued under compensation plans                731       589       186
                                                    ----------------------------
   Balance at end of year                            66,367    64,019    93,537
                                                    ----------------------------
Total Common Shares Outstanding (in thousands)      123,237   120,592   150,127
                                                    ============================


The accompanying notes are an integral part of the consolidated financial statements.

                                  Brown-Forman
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
           (Dollars expressed in millions, except per share amounts)
--------------------------------------------------------------------------------
Year Ended April 30,                                   2007      2008      2009
--------------------------------------------------------------------------------

Net income                                             $389      $440      $435
Other comprehensive income (loss):
  Foreign currency translation adjustment                22        53      (109)
  Pension and other postretirement benefits
   adjustment, net of tax of $1,$(9), and $30
   in 2007, 2008, and 2009, respectively                 (1)       11       (48)
  Amounts related to cash flow hedges:
    Reclassification to earnings, net of tax
     of $(2), $(4), and $4 in 2007, 2008, and
     2009, respectively                                   3         7        (6)
    Net gain (loss) on hedging instruments,
     net of tax of $3, $6, and $(12) in 2007,
     2008, and 2009, respectively                        (6)       (9)       16
                                                    ----------------------------
      Net other comprehensive income (loss)              18        62      (147)
                                                    ----------------------------
Total comprehensive income                             $407      $502      $288
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

INVENTORIES. We state inventories at the lower of cost or market, with approximately 68% of consolidated inventories being valued using the last-in, first-out (LIFO) method. Other inventories are valued using the first-in, first-out (FIFO) method. If the FIFO method had been used, inventories would have been $150 and $189 higher than reported at April 30, 2008 and 2009, respectively. FIFO cost approximates current replacement cost.

Whiskey must be barrel-aged for several years, so we bottle and sell only a portion of our whiskey inventory each year. Following industry practice, we classify all barreled whiskey as a current asset. We include warehousing, insurance, ad valorem taxes, and other carrying charges applicable to barreled whiskey in inventory costs.

We classify bulk wine and agave inventories as work in process.

During 2009, we recorded a $22 provision for inventory losses (which is included in cost of sales) resulting from abnormally high levels of mortality and disease in some of our agave fields. We believe this provision is adequate as of April 30, 2009, but actual inventory losses could be significantly different.

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

SALES DISCOUNTS. Sales discounts, which are recorded as a reduction of net sales, totaled $242, $303, and $328 for 2007, 2008, and 2009, respectively.

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

The following table presents information concerning basic and diluted earnings per share:

Year Ended April 30,                                 2007       2008       2009
--------------------------------------------------------------------------------
Basic and diluted net income (loss):
   Continuing operations                             $400       $440       $435
   Discontinued operations                            (11)        --         --
                                                  ------------------------------
      Total                                          $389       $440       $435
                                                  ==============================

Share data (in thousands):
   Basic average common shares outstanding        153,586    153,080    150,452
   Dilutive effect of non-vested restricted stock      73        114        147
   Dilutive effect of stock options and SSARs       1,592      1,317        923
                                                  ------------------------------
      Diluted average common shares outstanding   155,251    154,511    151,522
                                                  ==============================

Basic earnings (loss) per share:
   Continuing operations                            $2.61      $2.87      $2.89
   Discontinued operations                          (0.07)        --         --
                                                  ------------------------------
      Total                                         $2.54      $2.87      $2.89
                                                  ==============================

Diluted earnings (loss) per share:
   Continuing operations                            $2.58      $2.84      $2.87
   Discontinued operations                          (0.07)        --         --
                                                  ------------------------------
      Total                                         $2.51      $2.85      $2.87
                                                  ==============================

Note: Earnings (loss) per share amounts for continuing operations and discontinued operations may not add to total amount for the company due to rounding.


Stock-based awards for approximately 416,000 common shares, 945,000 common shares, and 1,899,000 common shares were excluded from the calculation of diluted earnings per share for 2007, 2008, and 2009, respectively, because the exercise price of the awards was greater than the average market price of the shares.

During fiscal 2008, under a stock repurchase plan authorized by our Board of Directors in November 2007, we repurchased 3,721,563 shares (42,600 of Class A and 3,678,963 of Class B) for $200.

In December 2008, we announced that our Board of Directors authorized the repurchase of up to $250 of our outstanding Class A and Class B common shares over the next 12 months, subject to market conditions. Under this plan, we can repurchase shares from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws. As of April 30, 2009, we have repurchased a total of 838,692 shares (11,800 of Class A and 826,892 of Class B) under this plan for approximately $39. The average repurchase price per share, including broker commissions, was $47.22 for Class A and $46.43 for Class B.

STOCK DISTRIBUTION. In September 2008, our Board of Directors authorized a stock split, effected as a stock dividend, of one share of Class B common stock for every four shares of either Class A or Class B common stock held by stockholders of record as of the close of business on October 6, 2008, with fractional shares paid in cash. The distribution took place on October 27, 2008.

As a result of the stock distribution, we reclassified approximately $5 from the company's retained earnings account to its common stock account. The $5 represents the $0.15 par value per share of the shares issued in the stock distribution.

All previously reported per share and Class B share amounts in the accompanying financial statements and related notes have been restated to reflect the stock distribution.

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

In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements," which prescribes the accounting by a parent company for noncontrolling interests held by other parties in a subsidiary of the parent company.

In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," which provides additional guidance on the treatment of unvested share-based awards (such as restricted stock) in the calculation of earnings per share.

In December 2008, the FASB issued FSP FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets," which expands the required disclosures about plan assets of defined benefit pension and other postretirement plans.

Each of the above pronouncements becomes effective during our 2010 fiscal year. We do not expect our adoption of these pronouncements to have a material impact on our financial statements.

During 2008, we adopted SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities." (See Note 8 for the disclosures required by SFAS 161.) SFAS 157, "Fair Value Measurements," and SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities," also became effective during fiscal 2009, as discussed in Note 10.

RECLASSIFICATIONS. We have reclassified some prior year amounts to conform with this year's presentation.

2. DISCONTINUED OPERATIONS

We sold our wholly-owned subsidiary Lenox, Inc. ("Lenox") during fiscal 2006. After we sold Lenox, we retained ownership of Brooks & Bentley, a former Lenox subsidiary located in the U.K. We sold Brooks & Bentley in 2007. After reviewing various strategic alternatives, we also sold our wholly-owned subsidiary Hartmann, Inc. ("Hartmann") in 2007. Accordingly, the operating results of Brooks & Bentley and Hartmann are classified as discontinued operations in the accompanying consolidated statement of operations for fiscal 2007. The results of discontinued operations for 2007 include a $9 impairment charge. The majority of this impairment relates to the decision made in 2007 by our Board of Directors to sell Hartmann and to focus our efforts entirely on our beverage business. The $7 pre-tax impairment charge associated with Hartmann consisted of a goodwill impairment of $4 and an impairment charge of $3 that represented the excess of the carrying value of the net assets to be sold over the expected sales proceeds, net of estimated costs to sell.

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

A summary of discontinued operations follows:

--------------------------------------------------------------------------------
Year Ended April 30,                             2007         2008         2009
--------------------------------------------------------------------------------
Net sales                                        $ 50         $ --         $ --
Operating expenses                                (53)          --           --
Impairment charge                                  (9)          --           --
Transaction costs                                  (1)          --           --
                                                --------------------------------
   Loss before income taxes                       (13)          --           --

Income tax benefit                                  2           --           --
                                                --------------------------------
   Net loss from discontinued operations         $(11)        $ --         $ --
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

CASA HERRADURA. In January 2007, we acquired substantially all of the assets of Casa Herradura and its affiliates relating to its tequila business, including the Herradura and el Jimador tequilas, the New Mix tequila-based ready-to-drink brand, the trade names and trademarks associated with such brands and other acquired brands, as well as related production facilities and the sales, marketing, and distribution organization in Mexico.

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
                                                          ====

Standard valuation procedures were used in determining the fair value of the acquired trademarks and brand names, which were determined to have indefinite lives. The entire goodwill amount of $355 is deductible for tax purposes.

We financed the acquisition with approximately $114 of cash and approximately $680 of commercial paper, $400 of which was subsequently replaced with long-term debt.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the changes in the amounts recorded as goodwill over the past two years:

   Balance as of April 30, 2007                   $670
   Casa Herradura purchase price finalization        8
   Foreign currency translation adjustment          10
                                                  ----
   Balance as of April 30, 2008                    688
   Foreign currency translation adjustment         (13)
                                                  ----
   Balance as of April 30, 2009                   $675
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

As of April 30, 2008 and 2009, our other intangible assets consisted of:

                                        Gross Carrying          Accumulated
                                            Amount              Amortization
                                        2008     2009          2008      2009

Finite-lived intangible assets:
   Distribution rights                  $ 25     $ 25          $ (7)     $(12)

Indefinite-lived intangible assets:
   Trademarks and brand names           $681     $673          $ --      $ --


Amortization expense related to intangible assets was $2 in 2007 and $5 in both 2008 and 2009. We expect to recognize amortization expense of $5 in 2010, $5 in 2011, and $3 in 2012. However, actual amounts of future amortization expense may differ due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events.

5. COMMITMENTS

We have contracted with various growers and wineries to supply some of our future grape and bulk wine requirements. Many of these contracts call for prices to be adjusted annually up or down, according to market conditions. Some contracts set a fixed purchase price that might be higher or lower than prevailing market price. We have total purchase obligations related to both types of contracts of $29 in 2010, $24 in 2011, $16 in 2012, $11 in 2013, $8 in
2014, and $15 after 2014.

We also have contracts for the purchase of agave, which is used to produce tequila. These contracts provide for prices to be determined based on market conditions at the time of harvest, which, although not specified, is expected to occur over the next 10 years. As of April 30, 2009, based on current market prices, obligations under these contracts totaled $10.

We made rental payments for real estate, vehicles, and office, computer, and manufacturing equipment under operating leases of $19 in 2007, $19 in 2008, and $21 in 2009. We have commitments related to minimum lease payments of $16 in 2010, $13 in 2011, $8 in 2012, $5 in 2013, $3 in 2014, and $3 after 2014.

6. CREDIT FACILITIES

We have a committed revolving credit agreement with various domestic and international banks for $800 that expires on April 30, 2012. Its most restrictive covenant requires that our consolidated EBITDA (as defined in the agreement) to consolidated interest expense not be less than a ratio of 3 to 1. At April 30, 2009, with a ratio of nearly 20 to 1, we were within this covenant's parameters. At April 30, 2009, we also had the ability to issue an undetermined amount of debt securities under an SEC shelf registration filed in January 2007.

7. DEBT Our long-term debt consisted of:

April 30,                                              2008           2009
--------------------------------------------------------------------------------
Variable-rate notes, due in fiscal 2010                $150           $150
5.2% notes, due in fiscal 2012                          250            250
5.0% notes, due in fiscal 2014                           --            250
Other                                                    21             12
                                                 -------------------------------
                                                        421            662
Less current portion                                      4            153
                                                 -------------------------------
                                                       $417           $509
                                                 ===============================

Debt payments required over the next five fiscal years consist of $153 in 2010, $3 in 2011, $253 in 2012, $2 in 2013, and $251 in 2014. The weighted average interest rate on the variable-rate notes was 4.0% and 1.3% at April 30, 2008 and 2009, respectively. In addition to long-term debt, we had short-term borrowings outstanding with weighted average interest rates of 2.2% and 0.5% at April 30, 2008 and 2009, respectively.

8. DERIVATIVE FINANCIAL INSTRUMENTS

Our multinational business exposes us to global market risks, including the effect of fluctuations in currency exchange rates, commodity prices, and interest rates. We use derivatives to manage financial exposures that occur in the normal course of business. We formally document the purpose of each derivative contract, which includes linking the contract to the financial exposure it is designed to mitigate. We do not hold or issue derivatives for trading purposes.

We use currency derivative contracts to limit our exposure to the currency exchange risk that we cannot mitigate internally by using netting strategies. We designate most of these contracts as cash flow hedges of forecasted transactions (expected to occur within three years). We record all changes in the fair value of cash flow hedges (except any ineffective portion) in accumulated other comprehensive income (AOCI) until the underlying hedged transaction occurs, at which time we reclassify that amount into earnings. We designate some of our currency derivatives as hedges of net investments in foreign subsidiaries. We record all changes in the fair value of net investment hedges (except any ineffective portion) in the cumulative translation adjustment component of AOCI.

We assess the effectiveness of our hedges based on changes in forward exchange rates. The ineffective portion of the changes in fair value of our hedges (recognized immediately in earnings) during each of our last three fiscal years was not material.

We do not designate some of our currency derivatives as hedges because we use them to at least partially offset the immediate earnings impact of changes in foreign exchange rates on existing assets or liabilities. We immediately recognize the change in fair value of these contracts in earnings.

As of April 30, 2009, we had outstanding foreign currency contracts of $375, related primarily to our euro, British pound, and Australian dollar exposures.

We also had outstanding exchange-traded futures and options contracts on 1 million bushels of corn as of April 30, 2009. We use these contracts to mitigate our exposure to corn price volatility. Because we do not designate these contracts as hedges for accounting purposes, we immediately recognize the changes in their fair value in earnings.

This table presents the fair values of derivative instruments included on our consolidated balance sheet as of April 30, 2009:

                                                           Amount        Classification
Derivatives in a gain position:
  Currency derivatives designated as cash flow hedges        $ 12        Accrued expenses

Derivatives in a loss position:
  Currency derivatives designated as cash flow hedges        $(13)       Accrued expenses
  Currency derivatives not designated as hedges              $ (1)       Accrued expenses
  Commodity derivatives not designated as hedges             $ (2)       Accrued expenses


This table presents the amounts affecting our consolidated statement of operations for the year ended April 30, 2009:

                                                           Amount       Classification
Currency derivatives designated as cash flow hedges:
  Net gain recognized in AOCI                                $ 28       n/a
  Net gain reclassified from AOCI into income                $ 10       Net sales

Derivatives not designated as hedging instruments:
  Currency derivatives - net gain recognized in income       $ 23       Net sales
  Commodity derivatives - net loss recognized in income      $ (7)      Cost of sales

We expect to reclassify $9 of deferred net gains recorded in AOCI as of April 30, 2009, to earnings during fiscal 2010. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur. The maximum term of our contracts outstanding at April 30, 2009 is 18 months.

CREDIT RISK. We are exposed to credit-related losses if the other parties to our derivative contracts breach them. This credit risk is limited to the fair value of the contracts. To manage this risk, we enter into contracts only with major financial institutions that have earned investment-grade credit ratings; we have established counterparty credit guidelines that are continually monitored and reported to senior management according to prescribed guidelines; and we monetize contracts when warranted. Because of the safeguards we have put in place, we consider the risk of counterparty default to be immaterial.

Some of our derivative instruments require us to maintain a specific level of creditworthiness, which we maintained throughout fiscal 2009. If our creditworthiness were to fall below such level, then the other parties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. As of April 30, 2009, the aggregate fair value of all derivatives with creditworthiness requirements that were in a net liability position was $2.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of cash, cash equivalents, and short-term borrowings approximates the carrying amount due to the short maturities of these instruments.

We estimate the fair value of long-term debt using discounted cash flows based on our incremental borrowing rates for similar debt. The fair value of commodity and foreign currency contracts is determined as discussed in Note 10. A comparison of the fair values and carrying amounts of these instruments is as follows:

April 30,                              2008                       2009
--------------------------------------------------------------------------------
                                Carrying      Fair         Carrying       Fair
                                 Amount       Value         Amount       Value
--------------------------------------------------------------------------------
Assets:
   Cash and cash equivalents      $119        $119           $340         $340
   Commodity contracts               7           7             --           --

Liabilities:
   Commodity contracts              --          --              2            2
   Foreign currency contracts       10          10              1            1
   Short-term borrowings           585         585            337          337
   Current portion of
    long-term debt                   4           4            153          149
   Long-term debt                  417         417            509          535



10. FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-level hierarchy based upon the assumptions (inputs) used to determine fair value. Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. The three levels are:

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

In February 2008, the FASB issued FSP FAS 157-2, which permits a one-year deferral for the implementation of SFAS 157 as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), such as goodwill and other indefinite-lived intangible assets. We elected to defer adoption of the provisions of SFAS 157 that relate to such items until the beginning of our 2010 fiscal year. We do not expect our adoption to have a material impact on our financial statements. We adopted the other provisions of SFAS 157 on May 1, 2008, with no material impact on our financial statements.

As of April 30, 2009, the fair values of our financial assets and liabilities are as follows:

                                   Total      Level 1      Level 2      Level 3

Assets                              n/a
Liabilities:
 Commodity contracts                $2          $2           --           --
 Foreign currency contracts         $1          --           $1           --


The fair value of commodity contracts is based on quoted prices in active markets. The fair value of foreign exchange contracts is determined through pricing models or formulas using observable market data.

SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which became effective as of May 1, 2008, provides the option to measure at fair value many financial instruments and certain other items for which fair value measurement is not required. We have currently chosen not to elect this option.

11. BALANCE SHEET INFORMATION

Supplemental information on our year-end balance sheet is as follows:


April 30,                                              2008           2009
--------------------------------------------------------------------------------
Property, plant, and equipment:
   Land                                                $ 88           $ 89
   Buildings                                            342            347
   Equipment                                            453            475
   Construction in process                               24             14
                                                 -------------------------------
                                                        907            925
   Less accumulated depreciation                        406            442
                                                 -------------------------------
                                                       $501           $483
                                                 ===============================

Accounts payable and accrued expenses:
   Accounts payable, trade                             $129           $ 96
   Accrued expenses:
      Advertising                                        67             52
      Compensation and commissions                       86             76
      Excise and other non-income taxes                  41             51
      Self-insurance claims                              10             11
      Postretirement benefits                             7              6
      Interest                                            2              5
      Other                                              38             29
                                                 -------------------------------
                                                        251            230
                                                 -------------------------------
                                                       $380           $326
                                                 ===============================

12. INCOME TAXES

We incur income taxes on the earnings of our domestic and foreign operations. The following table, based on the locations of the taxable entities from which sales were derived (rather than the location of customers), presents the domestic and foreign components of our income before income taxes:

Year Ended April 30,                        2007          2008           2009
--------------------------------------------------------------------------------
United States                               $489          $533           $533
Foreign                                       97           111             97
                                            ------------------------------------
                                            $586          $644           $630
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

April 30,                                              2008           2009
--------------------------------------------------------------------------------
Deferred tax assets:
   Postretirement and other benefits                   $ 71           $ 98
   Accrued liabilities and other                         25             26
   Inventories                                           76             83
   Loss carryforwards                                    32             35
   Valuation allowance                                  (28)           (35)
                                             -----------------------------------
   Total deferred tax assets, net                       176            207
                                             -----------------------------------
Deferred tax liabilities:
   Trademarks and brand names                          (123)          (146)
   Property, plant, and equipment                       (40)           (39)
                                             -----------------------------------
   Total deferred tax liabilities                      (163)          (185)
                                             -----------------------------------
Net deferred tax asset                                 $ 13           $ 22
                                             ===================================

The $35 valuation allowance at April 30, 2009, relates primarily to a $15 capital loss carryforward associated with the sale of Lenox during fiscal 2006 and a $16 non-trading loss carryforward generated by Brown-Forman Beverages Europe during fiscal 2009 in the U.K. During fiscal 2009, we used $8 of capital loss carryforward to offset the gain recorded on the sale of the Bolla and Fontana Candida Italian wine brands. Currently, we are unaware of any transaction that will permit the use of the capital loss carryforward relating to the sale of Lenox, which expires in fiscal 2011. In addition, although the non-trading losses in the U.K. can be carried forward indefinitely, we are unaware of any transaction that will permit them to be utilized. The remaining valuation allowance relates to other capital loss carryforwards that expire in fiscal 2012.

Deferred tax liabilities were not provided on undistributed earnings of certain foreign subsidiaries ($242 and $258 at April 30, 2008 and 2009, respectively) because we expect these undistributed earnings to be reinvested indefinitely overseas. If these amounts were not considered permanently reinvested, additional deferred tax liabilities of approximately $45 and $51 would have been provided as of April 30, 2008 and 2009, respectively.

Total income tax expense for a year includes the tax associated with the current tax return ("current tax expense") and the change in the net deferred tax asset or liability ("deferred tax expense"). Total income tax expense for each of the last three years was as follows:

                                            2007          2008          2009
--------------------------------------------------------------------------------
Current:
   Federal                                  $141          $154          $142
   Foreign                                    27            26            23
   State and local                            16            19            15
                                            ------------------------------------
                                             184           199           180
                                            ------------------------------------

Deferred:
   Federal                                     5             3            11
   Foreign                                     1             4             1
   State and local                            (4)           (2)            3
                                            ------------------------------------
                                               2             5            15
                                            ------------------------------------
                                            $186          $204          $195
                                            ====================================

Our consolidated effective tax rate may differ from current statutory rates due to the recognition of amounts for events or transactions that have no tax consequences. The following table reconciles our effective tax rate to the federal statutory tax rate in the U.S.:

                                             Percent of Income Before Taxes
--------------------------------------------------------------------------------
                                            2007          2008           2009
--------------------------------------------------------------------------------
U.S. federal statutory rate                 35.0%         35.0%          35.0%
State taxes, net of U.S.
 federal tax benefit                         1.3           1.5            1.8
Income taxed at other than U.S.
 federal statutory rate                     (1.5)         (1.8)          (1.3)
Tax benefit from export sales               (1.0)           --             --
Tax benefit from U.S. manufacturing         (0.7)         (1.8)          (1.7)
Capital loss benefit                          --            --           (1.2)
Other, net                                  (1.4)         (1.2)          (1.5)
                                           -------------------------------------
Effective rate                              31.7%         31.7%          31.1%
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

At April 30, 2009, we had $26 of gross unrecognized tax benefits, $19 of which would reduce our effective income tax rate if recognized. A reconciliation of the beginning and ending unrecognized tax benefits follows:

                                                             2008          2009
--------------------------------------------------------------------------------
Unrecognized tax benefits at beginning of year                $43           $35
Additions for tax positions provided in prior periods           1             1
Additions for tax positions provided in current period          4             4
Settlements of tax positions in the current period             (7)           (2)
Lapse of statutes of limitations                               (6)          (12)
                                                       -------------------------
Unrecognized tax benefits at end of year                      $35           $26
                                                       =========================

We record interest and penalties related to unrecognized tax benefits as a component of our income tax provision. Total gross interest and penalties of $8 and $6 were accrued as of April 30, 2008 and 2009, respectively. The impact of interest and penalties on our effective tax rates for 2008 and 2009 was not material.

We file income tax returns in the U.S., including several state and local jurisdictions, as well as in various other countries throughout the world in which we conduct business. The major jurisdictions and their earliest fiscal years that are currently open for tax examinations are 1998 in the U.S., 2005 in Ireland and Italy, 2003 in the U.K. and Finland, and 2002 in Poland. Audits of our fiscal 2006 and 2007 U.S. federal tax returns were initiated during fiscal 2009.

We believe it is reasonably possible that the gross unrecognized tax benefits may decrease by approximately $2 in the next 12 months as a result of settlement and expiration of statutes of limitations.

13. PENSION AND OTHER POSTRETIREMENT BENEFITS

We sponsor various defined benefit pension plans as well as postretirement plans providing retiree health care and retiree life insurance benefits. Below, we discuss our obligations related to these plans, the assets dedicated to meeting the obligations, and the amounts we recognized in our financial statements as a result of sponsoring these plans. As discussed below, we now use a measurement date of April 30 to determine the amounts of the plan obligations and assets.

On April 30, 2007, we adopted SFAS 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans." SFAS 158 requires that, beginning in fiscal 2009, the assumptions used to measure our annual pension and other postretirement benefit expenses be determined as of the balance sheet date, and all plan assets and liabilities be reported as of that date. Accordingly, as of the beginning of our 2009 fiscal year, we changed the measurement date for our annual pension and other postretirement benefit expenses and all plan assets and liabilities from January 31 to April 30. As a result of this change in measurement date, we recorded an increase of $6 (net of tax of $4) to stockholders' equity as of May 1, 2008, as follows:

                                  Pension       Medical and Life       Total
                                  Benefits     Insurance Benefits     Benefits

Retained earnings                   $(2)              $(1)              $(3)
Accumulated other comprehensive
 income (loss)                        8                 1                 9
                                    ----              ----              ----
Total                               $ 6               $ --              $ 6
                                    ====              ====              ====

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

                                             Pension           Medical and Life
                                             Benefits         Insurance Benefits
--------------------------------------------------------------------------------
                                          2008      2009        2008      2009
--------------------------------------------------------------------------------
Obligation at beginning of year           $448      $451        $ 53      $ 52
Service cost                                13        13           1         1
Interest cost                               27        30           3         3
Net actuarial gain                         (21)      (53)         (3)       (9)
Plan amendments                              1         1          --        --
Retiree contributions                       --        --           1         1
Benefits paid                              (17)      (20)         (3)       (4)
Measurement date change                     --        (8)         --        --
Special termination benefits                --         1          --        --
                                        ----------------------------------------
Obligation at end of year                 $451      $415        $ 52      $ 44
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

As shown in the previous  table,  our pension and other  postretirement  benefit
obligations   were  reduced  by  benefit   payments  in  2009  of  $20  and  $4,
respectively. Expected benefit payments over the next 10 years are as follows:

                                             Pension           Medical and Life
                                             Benefits         Insurance Benefits
--------------------------------------------------------------------------------
2010                                           $ 24                  $ 3
2011                                             24                    3
2012                                             25                    3
2013                                             26                    3
2014                                             27                    4
2015-2019                                       158                   19


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

Asset allocation is the most important method for achieving our investment goals and is based on our assessment of the plans' long-term return objectives and the appropriate balances needed for liquidity, stability, and diversification. The allocation of our pension plan assets at fair value on April 30, 2008 and 2009, and the target allocation for 2010, by asset category, are as follows:

                                                     Asset Allocation
--------------------------------------------------------------------------------
                                          Actual          Actual          Target
                                           2008            2009            2010
--------------------------------------------------------------------------------
Equity securities                           56%             52%             47%
Debt securities                             22              28              30
Real estate                                 10               8               8
Other                                       12              12              15
                                        ----------------------------------------
Total                                      100%            100%            100%
                                        ========================================

This table shows how the fair value of the pension plan assets changed during each of the last two years. (We do not have assets set aside for postretirement medical or life insurance benefits.)

                                             Pension           Medical and Life
                                             Benefits         Insurance Benefits
--------------------------------------------------------------------------------
                                          2008      2009        2008      2009
--------------------------------------------------------------------------------
Fair value at beginning of year           $396      $397        $ --      $ --
Measurement date change                     --         2          --        --
Actual return on plan assets                16      (110)         --        --
Retiree contributions                       --        --           1         1
Company contributions                        2        15           2         3
Benefits paid                              (17)      (20)         (3)       (4)
                                        ----------------------------------------
Fair value at end of year                 $397      $284        $ --      $ --
                                        ========================================

Consistent with our funding policy, we expect to contribute $3 to our postretirement medical and life insurance benefit plans in 2010. While we may decide to contribute more, we currently expect to contribute $19 to our pension plans in 2010.

FUNDED STATUS. The funded status of a plan refers to the difference between its assets and its obligations. This table shows the funded status of our plans.

                                             Pension           Medical and Life
                                             Benefits         Insurance Benefits
--------------------------------------------------------------------------------
                                          2008      2009         2008     2009
--------------------------------------------------------------------------------
Assets                                   $ 397     $ 284         $ --     $ --
Obligations                               (451)     (415)         (52)     (44)
Assets contributed
 after measurement date                      1        --           --       --
                                          --------------------------------------
Funded status                            $ (53)    $(131)        $(52)    $(44)
                                          ======================================

The net liability is recorded on the balance sheet as follows:

                                             Pension           Medical and Life
                                             Benefits         Insurance Benefits
--------------------------------------------------------------------------------
                                          2008      2009        2008      2009
--------------------------------------------------------------------------------
Other assets                              $ 23     $   6        $ --      $ --
Accounts payable and accrued expenses       (4)       (3)         (3)       (3)
Accrued postretirement benefits            (72)     (134)        (49)      (41)
                                          --------------------------------------
Net liability                             $(53)    $(131)       $(52)     $(44)
                                          ======================================

Accumulated other comprehensive
 loss (income):
   Net actuarial loss (gain)              $131      $203         $  5     $ (5)
   Prior service cost                        5         5            1        1
                                          --------------------------------------
                                          $136      $208         $  6     $ (4)
                                          ======================================

This table compares our pension plans that have assets in excess of their accumulated benefit obligations with those whose assets are less than their obligations. (As discussed above, we have no assets set aside for postretirement medical or life insurance benefits.)

                                                   Accumulated       Projected
                                                    Benefit           Benefit
                                 Plan Assets       Obligation        Obligation
-------------------------------------------------------------------------------
                                 2008   2009       2008   2009      2008   2009
-------------------------------------------------------------------------------
Plans with assets in
 excess of accumulated
 benefit obligation              $397   $ 38       $336   $ 31      $397   $ 32
Plans with accumulated
 benefit obligation in
 excess of assets                  --    246         45    346        54    383
                                ------------------------------------------------
Total                            $397   $284       $381   $377      $451   $415
                                ================================================

PENSION EXPENSE. This table shows the components of the pension expense recognized during each of the last three years. The amount for each year includes amortization of the prior service cost and net loss that was unrecognized as of the beginning of the year.

                                                     Pension Benefits
--------------------------------------------------------------------------------
                                           2007            2008            2009
--------------------------------------------------------------------------------
Service cost                               $ 13            $ 13            $ 13
Interest cost                                24              27              30
Special termination benefits                 --              --               1
Expected return on plan assets              (32)            (32)            (35)
Amortization of:
   Prior service cost                         1               1               1
   Net actuarial loss                        12              12               6
                                       -----------------------------------------
Net expense                                $ 18            $ 21            $ 16
                                       =========================================

The prior service cost represents the cost of retroactive benefits granted in plan amendments and is amortized on a straight-line basis over the average remaining service period of the employees expected to receive the benefits. The net actuarial loss results from experience different from that assumed or from a change in actuarial assumptions, and is amortized over at least that same period. The estimated amount of prior service cost and net actuarial loss that will be amortized from accumulated other comprehensive loss into pension expense in 2010 is $1 and $4, respectively.

The pension expense recorded during the year is estimated at the beginning of the year. As a result, the amount is calculated using an expected return on plan assets rather than the actual return. The difference between actual and expected returns is included in the unrecognized net actuarial gain or loss at the end of the year.

OTHER POSTRETIREMENT BENEFIT EXPENSE. This table shows the components of the postretirement medical and life insurance benefit expense that we recognized during each of the last three years.

                                           Medical and Life Insurance Benefits
--------------------------------------------------------------------------------
                                           2007            2008            2009
--------------------------------------------------------------------------------
Service cost                                $1              $1              $1
Interest cost                                3               3               3
                                       -----------------------------------------
Net expense                                 $4              $4              $4
                                       =========================================

OTHER COMPREHENSIVE INCOME. Changes in the funded status of our benefit plans that are not recognized in net income (as pension and other postretirement benefit expense) are instead recognized in other comprehensive income. Other comprehensive income is also adjusted to reflect the amortization of the prior service cost and net actuarial gain or loss, which is a component of net pension and other postretirement benefit expense, from accumulated other comprehensive income (loss) to net income. This table shows the amounts recognized in other comprehensive income during 2009:

                                                Pension        Medical and Life
                                                Benefits      Insurance Benefits

Prior service cost                                $ 1               $--
Actuarial loss (gain)                              92                (9)
Amortization reclassified to net income:
   Prior service cost                              (1)               --
   Net actuarial loss                              (6)               --
                                                  ----              ----
Net amount recognized in
 other comprehensive income                       $86               $(9)
                                                  ====              ====

ASSUMPTIONS AND SENSITIVITY. We use various assumptions to determine the obligations and expense related to our pension and other postretirement benefit plans. The assumptions used in computing benefit plan obligations as of the end of the last two years were as follows:

                                             Pension           Medical and Life
                                             Benefits         Insurance Benefits
--------------------------------------------------------------------------------
(In Percent)                              2008      2009        2008      2009
--------------------------------------------------------------------------------
Discount rate                             6.64      7.94        6.45      7.80
Rate of salary increase                   4.00      4.00         --        --
Expected return on plan assets            8.75      8.50         --        --


The assumptions used in computing benefit plan expense during each of the last three years were as follows:

                                          Pension            Medical and Life
                                          Benefits          Insurance Benefits
--------------------------------------------------------------------------------
(In Percent)                        2007    2008    2009    2007    2008    2009
--------------------------------------------------------------------------------
Discount rate                       5.95    6.04    6.87    5.95    5.98    6.87
Rate of salary increase             4.00    4.00    4.00     --      --      --
Expected return on plan assets      8.75    8.75    8.75     --      --      --


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

The assumed health care cost trend rates as of the end of the last two years were as follows:

                                         Medical and Life Insurance Benefits
--------------------------------------------------------------------------------
(In Percent)                                     2008           2009
--------------------------------------------------------------------------------
Health care cost trend rate assumed for next year:
   Present rate before age 65                     9.0            8.0
   Present rate age 65 and after                  9.0            8.0


We project health care cost trend rates to decline gradually to 5.0% by 2015 and to remain level after that. Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical plans. A one percentage point increase/decrease in assumed health care cost trend rates would have increased/decreased the accumulated postretirement benefit obligation as of April 30, 2009, by $4 and the aggregate service and interest costs for 2009 by less than $1.

SAVINGS PLANS. We also sponsor various defined contribution benefit plans that in total cover substantially all employees. Employees can make voluntary contributions in accordance with the provisions of their respective plans, which includes a 401(k) tax deferral option. We match a percentage of each employee's contributions in accordance with the provisions of the plans. We expensed $8, $9, and $10 for matching contributions during 2007, 2008, and 2009, respectively.

14. SEGMENT INFORMATION

The following table presents net sales by product category:

                                   2007              2008              2009
--------------------------------------------------------------------------------
Net sales:
   Spirits                       $2,425            $2,896            $2,832
   Wine                             381               386               360
                                 -----------------------------------------------
                                 $2,806            $3,282            $3,192
                                 ===============================================

The following table presents net sales by geographic region:

                                   2007              2008              2009
--------------------------------------------------------------------------------
Net sales:
   United States                 $1,498            $1,564            $1,542
   Europe                           816               955               892
   Other                            492               763               758
                                 -----------------------------------------------
                                 $2,806            $3,282            $3,192
                                 ===============================================

Net sales are attributed to countries based on where customers are located. The net book value of property, plant, and equipment located in Mexico was $64 and $52 as of April 30, 2008 and 2009, respectively. Other long-lived assets located outside the U.S. are not significant.

15. CONTINGENCIES

We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and adjust the accrual as appropriate to reflect changes in facts and circumstances. No material accrued loss contingencies are recorded as of April 30, 2009.

16. STOCK-BASED COMPENSATION

Under our 2004 Omnibus Compensation Plan (the "Plan"), we can grant stock options and other stock-based incentive awards for a total of 7,433,000 shares of common stock to eligible employees until July 22, 2014. As of April 30, 2009, awards for 5,029,000 shares remain available for issuance under the Plan. Shares delivered to employees are limited by the Plan to shares that we purchase for this purpose. No new shares may be issued.

We grant stock options and SSARs at an exercise price of not less than the fair value of the underlying stock on the grant date. Stock options and SSARs granted under the Plan become exercisable after three years from the first day of the fiscal year of grant and expire seven years after that date. The grant-date fair values of these awards granted during 2007, 2008, and 2009 were $12.85, $12.20, and $11.41 per award, respectively. Fair values were estimated using the Black-Scholes pricing model with the following assumptions:

                                      2007      2008      2009
--------------------------------------------------------------
Risk-free interest rate               5.0%      4.7%      3.5%
Expected volatility                  16.9%     17.2%     18.1%
Expected dividend yield               1.8%      1.7%      1.8%
Expected life (years)                   6         6         6

Here is a summary of stock option and SSAR activity under the Plan as of April 30, 2009, and changes during the year then ended:

                                                        Weighted              Weighted
                                     Shares         Average Exercise      Average Remaining      Aggregate
                                 (in thousands)   Price Per Option/SSAR   Contractual Term    Intrinsic Value
-------------------------------------------------------------------------------------------------------------
Outstanding at May 1, 2008           4,474               $35.91
Granted                                497                57.41
Exercised                             (625)               26.24
Forfeited or expired                   (31)               53.77
                                ---------------
Outstanding at April 30, 2009        4,315               $39.65                 5.0                 $43
                                ---------------
Exercisable at April 30, 2009        3,030               $32.69                 3.8                 $43
                                ---------------

The total intrinsic value of options and SSARs exercised during 2007, 2008, and 2009 was $26, $31, and $17, respectively.

We also grant restricted shares of common stock under the Plan. As of April 30, 2009, there are approximately 162,000 restricted shares outstanding, with a weighted-average remaining restriction period of 2.2 years. The following table summarizes restricted stock activity during 2009.

                                                     Weighted
                                 Restricted          Average
                                   Shares           Grant Date
                               (in thousands)       Fair Value
--------------------------------------------------------------
Outstanding at May 1, 2008          188              $44.69
Granted                              48               57.46
Vested                              (68)              39.01
Forfeited                            (6)              46.45
                                    ---
Outstanding at April 30, 2009       162              $50.75
                                    ===

The total fair value of restricted stock vested during 2008 and 2009 was $1 and $3, respectively. No restricted stock vested during 2007.

The accompanying consolidated statements of operations reflect compensation expense related to stock-based incentive awards on a pre-tax basis of $8 in 2007, $10 in 2008, and $7 in 2009, partially offset by deferred income tax benefits of $3 in 2007, $4 in 2008, and $3 in 2009. As of April 30, 2009, there was $9 of total unrecognized compensation cost related to nonvested stock-based compensation. That cost is expected to be recognized over a weighted-average period of 1.8 years.

17. RESTRUCTURING COSTS

In April 2009, we accrued $12 related to our decision to reduce our workforce through involuntary employment termination and voluntary early retirement. That amount, which is reflected in selling, general, and administrative expenses, consists of severance and other special termination benefits. No material additional expenses are expected to be incurred as a result of this reduction in workforce, which was completed in fiscal 2009. We expect substantially all of the accrued amount to be paid during fiscal 2010.

18. OTHER INCOME

In September 2006, we entered into an agreement with Gruppo Italiano Vini (GIV) for the production of Bolla Italian wines. Under the agreement, we also sold our main Bolla wine production facility in Pedemonte, Italy, to GIV, which then produced Bolla Italian Wines for us. We recognized a gain on the sale of $11, which is included in other income for fiscal 2007. The agreement also named GIV as Bolla's distributor in the Italian domestic market. We maintained worldwide ownership of the Bolla trademark and continued to sell Bolla Wines in the brand's other markets.

Under a separate agreement, in December 2008, we recognized a gain of $20 on the sale of the Bolla and Fontana Candida wine brands to GIV. In order to facilitate the transition of the brands to GIV, we served as its agent for these brands in the U.S. through February 28, 2009.

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

The Audit Committee of the Board of Directors, which is composed of independent directors, meets regularly with the independent registered public accounting firm, PricewaterhouseCoopers LLP (PwC), internal auditors, and representatives of management to review accounting, internal control structure, and financial reporting matters. The internal auditors and PwC have full, free access to the Audit Committee. As set forth in our Code of Conduct and Compliance Guidelines, we are firmly committed to adhering to the highest standards of moral and ethical behaviors in our business activities.

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

Under our supervision, and with the participation of management, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework and criteria in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we concluded that the Company's internal control over financial reporting was effective as of April 30, 2009.

There has been no change in the Company's internal control over financial reporting during the most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The effectiveness of the Company's internal control over financial reporting as of April 30, 2009, has been audited by PwC, as stated in their report that appears on page 48.



/s/ Paul C. Varga
Paul C. Varga
Chairman and Chief Executive Officer



/s/ Donald C. Berg
Donald C. Berg
Executive Vice President and Chief Financial Officer

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF BROWN-FORMAN CORPORATION:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows, and stockholders' equity present fairly, in all material respects, the financial position of Brown-Forman Corporation and its subsidiaries (the "Company") at April 30, 2009 and April 30, 2008, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2009, based on criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing on page 47 of this Annual Report to Stockholders. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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



/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky
June 26, 2009

               IMPORTANT INFORMATION ON FORWARD-LOOKING STATEMENTS

This report contains statements, estimates, and projections that are "forward-looking statements" as defined under U.S. federal securities laws. Words such as "expect," "believe," "intend," "estimate," "will," "anticipate," "see," "project," and similar words identify forward-looking statements, which speak only as of the date we make them. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. By their nature, forward-looking statements involve risks, uncertainties, and other factors (many beyond our control) that could cause our actual results to differ materially from our historical experience or from our current expectations or projections. These risks and other factors include, but are not limited to:

 - deepening or expansion of the global economic downturn or turmoil in financial and equity markets (and related credit and capital market instability and illiquidity); decreased consumer and trade spending; higher unemployment; supplier, customer or consumer credit, or other financial problems; further inventory reductions by distributors, wholesalers, or retailers; bank failures or governmental nationalizations, etc.
 - competitors' pricing actions (including price promotions, discounting, couponing, or free goods), marketing, product introductions, or other competitive activities aimed at our brands
 - trade or consumer reaction to our product line extensions or new marketing initiatives
 - further decline in consumer confidence or spending, whether related to global economic conditions, wars, natural disasters, pandemics (such as swine flu), terrorist attacks, or other factors
 - increases in tax rates (including excise, sales, corporate, individual income, dividends, or capital gains), changes in tax rules (e.g., LIFO, foreign income deferral, or U.S. manufacturing deduction) or accounting standards, tariffs, or other restrictions affecting beverage alcohol, and the unpredictability and suddenness with which they can occur
 - trade or consumer resistance to price increases in our products
 - tighter governmental restrictions on our ability to produce and market our products, including advertising and promotion
 - business disruption, decline or costs related to reductions in workforce or other cost-cutting measures
 - lower returns on pension assets, higher interest rates on debt, or significant changes in recent inflation rates (whether up or down)
 - fluctuations in the U.S. dollar against foreign currencies, especially the British pound, euro, Australian dollar, or Polish zloty
 - reduced bar, restaurant, hotel, and other on-premise business; consumer shifts to discount stores to buy our products; or other price-sensitive consumer behavior
 - changes in consumer preferences, societal attitudes, or cultural trends that result in reduced consumption of our products
 - distribution arrangement changes that affect the timing of our sales or limit our ability to market or sell our products
 - adverse impacts resulting from our acquisitions, dispositions, joint ventures, business partnerships, or portfolio strategies
 - lower profits, due to factors such as fewer used barrel sales, lower production volumes (either for our own brands or those of third parties), or cost increases in energy or raw materials, such as grapes, grain, agave, wood, glass, plastic, or closures
 - Climatic changes, agricultural uncertainties, our suppliers' financial hardships, or other factors that reduce the availability or quality of grapes, agave, grain, glass, closures, plastic, or wood
 - negative publicity related to our company, brands, personnel, operations, business performance, or prospects
 - product counterfeiting, tampering, or contamination and resulting negative effects on our sales, brand equity, or corporate reputation
 - adverse developments stemming from state, federal, or other governmental investigations of beverage alcohol industry business, trade, or marketing practices by us, our distributors, or retailers
 - impairment in the recorded value of inventory, fixed assets, goodwill, or other intangibles

                         QUARTERLY FINANCIAL INFORMATION
               (Expressed in millions, except per share amounts)

----------------------------------------------------------------------------------------------------------------------------------
                                                    Fiscal 2008                                       Fiscal 2009
                                  ----------------------------------------------    ----------------------------------------------
                                   First    Second     Third    Fourth               First    Second     Third    Fourth
                                  Quarter   Quarter   Quarter   Quarter    Year     Quarter   Quarter   Quarter   Quarter    Year
----------------------------------------------------------------------------------------------------------------------------------
Net Sales                           $739      $893      $877      $772    $3,282      $790      $935      $784      $683    $3,192
Gross Profit                         391       470       433       401     1,695       381       467       371       359     1,577
Net Income
   Continuing Operations              95       130       116        99       440        88       143       123        80       435
   Total Company                      95       129       116        99       440        88       143       123        80       435
Basic EPS
   Continuing Operations           $0.62     $0.84     $0.76     $0.65     $2.87     $0.59     $0.95     $0.82     $0.53     $2.89
   Total Company                    0.62      0.84      0.76      0.66      2.87      0.59      0.95      0.82      0.53      2.89
Diluted EPS
   Continuing Operations           $0.62     $0.83     $0.75     $0.65     $2.84     $0.58     $0.94     $0.81     $0.53     $2.87
   Total Company                    0.62      0.83      0.75      0.65      2.85      0.58      0.94      0.81      0.53      2.87
Cash Dividends Per Common Share
   Declared                        $0.49     $0.00     $0.54     $0.00     $1.03     $0.54     $0.00     $0.58     $0.00     $1.12
   Paid                             0.24      0.24      0.27      0.27      1.03      0.27      0.27      0.29      0.29      1.12

Market Price Per Common Share
   Class A High                   $62.00    $66.00    $62.80    $60.92    $66.00    $63.17    $62.91    $54.92    $50.97    $63.17
   Class A Low                     53.20     55.76     50.40     52.00     50.40     53.61     40.91     38.30     35.06     35.06

   Class B High                   $59.41    $63.90    $60.92    $58.68    $63.90    $63.02    $62.98    $53.49    $48.41    $63.02
   Class B Low                     51.01     52.83     49.08     49.68     49.08     53.58     41.94     40.46     34.97     34.97

Note: Quarterly amounts may not add to amounts for the year due to rounding.

                                                                     Exhibit 21

                         SUBSIDIARIES OF THE REGISTRANT

                                          Percentage           State or
                                          of Voting          Jurisdiction
Name                                   Securities Owned    of Incorporation
----                                   ----------------    ----------------

AMG Trading, L.L.C.                           100%           Delaware
B-F Korea, L.L.C.                             100%           Delaware
Brown-Forman Arrow Continental
 Europe, L.L.C.                               100%           Kentucky
Brown-Forman Australia Pty. Ltd.              100%           Australia
Brown-Forman Beverages North Asia, L.L.C.     100%           Delaware
Brown-Forman Beverages Japan, L.L.C.          100%           Delaware
Brown-Forman Italy, Inc.                      100%           Kentucky
Brown-Forman Thailand, L.L.C.                 100%           Delaware
Canadian Mist Distillers, Limited             100%           Ontario, Canada
Chambord Liqueur Royale de France             100%           France
Early Times Distillers Company                100%           Delaware
Fetzer Vineyards                              100%           California
Finlandia Vodka Worldwide Ltd.                100%           Finland
Heddon's Gate Investments, Inc.               100%           Delaware
Jack Daniel's Properties, Inc.                100%           Delaware
Limited Liability Company Brown-Forman
 Ukraine                                      100%           Ukraine
Sonoma-Cutrer Vineyards, Inc.                 100%           California
Southern Comfort Properties, Inc.             100%           California
Washington Investments, L.L.C.                100%           Kentucky
Woodford Reserve Stables, L.L.C.              100%           Kentucky
Longnorth Limited                             100% (1)(2)    Ireland
Clintock Limited                              100% (1)(3)    Ireland
Brown-Forman Netherlands, B.V.                100% (2)       Netherlands
BFC Tequila Limited                           100% (3)       Ireland
Jack Daniel Distillery, Lem Motlow,
 Prop., Inc.                                  100% (4)       Tennessee
Brown-Forman Korea Ltd.                       100% (5)       Korea
Brown-Forman Worldwide (Shanghai) Co., Ltd.   100% (6)       China
Brown-Forman Czech & Slovak
 Republics, s.r.o.                            100% (7)       Czech Republic
Brown-Forman Polska Sp. z o.o.                100% (7)        Poland
Brown-Forman Beverages Worldwide,
 Comercio de Bebidas Ltda.                    100% (8)       Brazil
Brown-Forman Worldwide, L.L.C.                100% (8)       Delaware
Amercain Investments, C.V.                    100% (9)       Netherlands
Brown-Forman Holdings Mexico S.A. de C.V.     100% (10)      Mexico
Distillerie Tuoni e Canepa Srl                100% (11)      Italy
Brown-Forman Beverages Europe, Ltd.           100% (12)      United Kingdom
Brown-Forman Dutch Holdings, B.V.             100% (12)      Netherlands
Brown-Forman Spirits Trading, L.L.C.          100% (13)      Turkey
Brown-Forman Tequila Mexico,
 S. de R.L. de C.V.                           100% (14)      Mexico
Cosesa-BF S.A., de C.V.                       100% (14)      Mexico
Valle de Amatitan, S.A. de C.V.               100% (14)      Mexico

The companies listed above constitute all active subsidiaries in which Brown-Forman Corporation owns, either directly or indirectly, the majority of the voting securities. No other active affiliated companies are controlled by Brown-Forman Corporation.

 (1)  Includes qualifying shares assigned to Brown-Forman Corporation.
 (2)  Owned by Amercain Investments C.V.
 (3)  Owned by Longnorth Limited.
 (4)  Owned by Jack Daniel's Properties, Inc.
 (5)  Owned by B-F Korea, L.L.C.
 (6)  Owned by Brown-Forman Beverages North Asia, L.L.C.
 (7) Owned 81.8% by Brown-Forman Netherlands, B.V. and 18.2% by Brown-Forman Beverages Europe, Ltd.
 (8) Owned 99% by Brown-Forman Corporation and 1% by Early Times Distillers Company.
 (9) Owned 90% by Brown-Forman Corporation and 10% by Heddon's Gate Investments, Inc.
(10) Owned 58.86% by Brown-Forman Corporation and 41.14% by Brown-Forman Netherlands, B.V.
(11) Owned 37% by Brown-Forman Netherlands, B.V. and 63% by Brown-Forman Italy, Inc.
(12)  Owned by Brown-Forman Netherlands, B.V.
(13)  Owned 90% by AMG Trading, L.L.C. and 10% by Brown-Forman Worldwide, L.L.C.
(14) Owned 99% by Brown-Forman Holdings Mexico S.A. de C.V. and 1% by Early Times Distillers Company.

                                                                    Exhibit 23

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-140317, 33-12413, and 33-52551) and Form S-8
(No.  333-08311,   333-38649,   333-74567,   333-77903,   333-88925,  333-89294,
333-126988, and 333-117630) of Brown-Forman Corporation of our report dated June 26, 2009 relating to the financial statements and the effectiveness of internal control over financial reporting, which appears in the 2009 Annual Report to Stockholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated June 26, 2009 relating to the financial statement schedule, which appears in this Form 10-K.



/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky
June 26, 2009

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


Date:   June 26, 2009                           By: /s/ Paul C. Varga
                                                Paul C. Varga
                                                Chief Executive Officer

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


Date:   June 26, 2009                           By: /s/ Donald C. Berg
                                                Donald C. Berg
                                                Chief Financial Officer

                                                                    Exhibit 32

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Brown-Forman Corporation ("the Company") on Form 10-K for the period ended April 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in the capacity as an officer of the Company, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated: June 26, 2009

                                           /s/ Paul C. Varga
                                           Paul C. Varga
                                           Chief Executive Officer
                                            and Chairman of the Company




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