Form 10-Q
period 2009-07-31
BROWN FORMAN CORP
filed 2009-09-04
CIK 14693

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

  |X|      QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended JULY 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes |_| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer |X|          Accelerated filer |_|
   Non-accelerated filer |_|            Smaller reporting company |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 31, 2009

      Class A Common Stock ($.15 par value, voting)             56,604,633
      Class B Common Stock ($.15 par value, nonvoting)          91,882,750

                            BROWN-FORMAN CORPORATION
                       Index to Quarterly Report Form 10-Q


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                Page

          Condensed Consolidated Statements of Operations
             Three months ended July 31, 2008 and 2009                   3

          Condensed Consolidated Balance Sheets
             April 30, 2009 and July 31, 2009                            4

          Condensed Consolidated Statements of Cash Flows
             Three months ended July 31, 2008 and 2009                   5

          Notes to the Condensed Consolidated Financial Statements       6 - 13


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 14 - 21

Item 3.  Quantitative and Qualitative Disclosures about Market Risk     21

Item 4.  Controls and Procedures                                        21


                           PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds    22

Item 4.  Submission of Matters to a Vote of Security Holders            23

Item 6.  Exhibits                                                       23

Signatures                                                              24

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                            BROWN-FORMAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

                                                        Three Months Ended
                                                             July 31,
                                                     2008                 2009
                                                   -------              -------

Net sales                                          $ 790.0              $ 737.9
Excise taxes                                         176.2                167.1
Cost of sales                                        233.0                190.7
                                                   -------              -------
      Gross profit                                   380.8                380.1

Advertising expenses                                  97.0                 76.0
Selling, general, and administrative expenses        144.3                117.2
Amortization expense                                   1.3                  1.3
Other (income), net                                   (2.4)                (6.4)
                                                   -------              -------
   Operating income                                  140.6                192.0

Interest income                                        1.7                  1.0
Interest expense                                       9.2                  8.1
                                                   -------              -------
   Income before income taxes                        133.1                184.9

Income taxes                                          44.9                 63.5
                                                   -------              -------
   Net income                                      $  88.2              $ 121.4
                                                   =======              =======

Earnings per share:
   Basic                                           $  0.59              $  0.81
   Diluted                                         $  0.58              $  0.81


Cash dividends per common share:
   Declared                                        $0.5440              $0.5750
   Paid                                            $0.2720              $0.2875


See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                              (Dollars in millions)

                                                  April 30,            July 31,
                                                    2009                 2009
                                                  --------             --------
Assets
------
Cash and cash equivalents                         $  340.1             $  286.5
Accounts receivable, net                             367.1                392.6
Inventories:
   Barreled whiskey                                  313.1                310.7
   Finished goods                                    143.3                179.2
   Work in process                                   144.1                128.4
   Raw materials and supplies                         51.5                 67.1
                                                  --------             --------
      Total inventories                              652.0                685.4

Current deferred tax assets                          104.9                126.3
Other current assets                                 109.7                 49.2
                                                  --------             --------
   Total current assets                            1,573.8              1,540.0

Property, plant and equipment, net                   482.8                479.7
Goodwill                                             675.0                678.2
Other intangible assets                              686.1                687.3
Deferred tax assets                                   11.0                 11.4
Other assets                                          46.0                 47.6
                                                  --------             --------
   Total assets                                   $3,474.7             $3,444.2
                                                  ========             ========
Liabilities
-----------
Accounts payable and accrued expenses             $  326.4             $  323.0
Dividends payable                                       --                 42.8
Accrued income taxes                                   5.4                 24.0
Current deferred tax liabilities                      14.3                 15.1
Short-term borrowings                                336.6                253.3
Current portion of long-term debt                    152.9                152.9
                                                  --------             --------
   Total current liabilities                         835.6                811.1

Long-term debt                                       509.3                509.1
Deferred tax liabilities                              79.6                 95.0
Accrued pension and other postretirement benefits    175.6                173.5
Other liabilities                                     58.8                 52.5
                                                  --------             --------
   Total liabilities                               1,658.9              1,641.2

Stockholders' Equity
--------------------
Common stock:
 Class A, voting (57,000,000 shares
  authorized; 56,964,000 shares issued)                8.5                  8.5
 Class B, nonvoting (100,000,000 shares
  authorized; 99,363,000 shares issued)               14.9                 14.9
Additional paid-in capital                            67.6                 69.6
Retained earnings                                  2,189.2              2,224.6
Accumulated other comprehensive loss                (133.0)              (132.7)
Treasury stock, at cost
 (6,200,000 and 7,337,000 shares at
 April 30 and July 31, respectively)                (331.4)              (381.9)
                                                  --------             --------
   Total stockholders' equity                      1,815.8              1,803.0
                                                  --------             --------
   Total liabilities and stockholders' equity     $3,474.7             $3,444.2
                                                  ========             ========

See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Dollars in millions)

                                                        Three Months Ended
                                                             July 31,
                                                     2008                 2009
                                                   -------              -------
Cash flows from operating activities:
   Net income                                      $  88.2              $ 121.4
   Adjustments to reconcile net income to
    net cash provided by operations:
      Non-cash agave inventory write-down             22.4                   --
      Depreciation and amortization                   13.3                 14.4
      Stock-based compensation expense                 2.5                  1.9
      Deferred income taxes                          (10.6)                (4.9)
   Changes in assets and liabilities                 (11.1)               (15.0)
                                                   -------              -------
         Cash provided by operating activities       104.7                117.8

Cash flows from investing activities:
   Additions to property, plant, and equipment       (13.2)                (6.8)
   Computer software expenditures                     (1.0)                (1.2)
                                                   -------              -------
         Cash used for investing activities          (14.2)                (8.0)

Cash flows from financing activities:
   Net repayment of short-term borrowings            (10.3)               (84.1)
   Net payments related to exercise
    of stock options                                  (3.4)                (0.2)
   Excess tax benefits from stock options              2.7                  0.9
   Acquisition of treasury stock                      (0.3)               (51.1)
   Dividends paid                                    (41.1)               (43.2)
                                                   -------              -------
         Cash used for financing activities          (52.4)              (177.7)

Effect of exchange rate changes on cash and
 cash equivalents                                      3.2                 14.3
                                                   -------              -------
Net increase (decrease) in cash
 and cash equivalents                                 41.3                (53.6)

Cash and cash equivalents, beginning of period       118.9                340.1
                                                   -------              -------
Cash and cash equivalents, end of period           $ 160.2              $ 286.5
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

                            BROWN-FORMAN CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

In these notes, "we," "us," and "our" refer to Brown-Forman Corporation.

1.   Condensed Consolidated Financial Statements

We prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. In accordance with those rules and regulations, we condensed or omitted certain information and disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles. We suggest that you read these condensed financial statements together with the financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended April 30, 2009 (the "2009 Annual Report").

In our opinion, we included all of the adjustments (which include only normal, recurring adjustments, unless otherwise noted) needed for a fair presentation of the accompanying financial statements. We have performed an evaluation of subsequent events through September 4, 2009, the date on which we issued and filed the accompanying financial statements with the SEC.

We prepared the accompanying financial statements on a basis that is substantially consistent with the accounting principles applied in our 2009 Annual Report, except that we adopted the following during the three months ended July 31, 2009:

 - Financial Accounting Standards Board ("FASB") Statement No. 141(R), "Business Combinations," which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business.
 - Certain provisions of FASB Statement No. 157, "Fair Value Measurements"
   (as discussed in Note 11).
 - FASB Statement No. 165, "Subsequent Events," which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.
 - FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," which provides additional guidance on the treatment of unvested share-based awards, such as restricted stock, in the calculation of earnings per share.
 - FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," which requires disclosures about fair value of financial instruments in interim financial statements.

Our adoption of the above pronouncements had no material impact on our financial statements.

2.   Inventories

We use the last-in, first-out ("LIFO") method to determine the cost of most of our inventories. If the LIFO method had not been used, inventories at current cost would have been $188.5 million higher than reported as of April 30, 2009, and $197.3 million higher than reported as of July 31, 2009. Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

During the three months ended July 31, 2008, we recorded a $22.4 million provision for inventory losses (which was included in cost of sales) resulting from abnormally high levels of mortality and disease in some of our agave fields.

3.   Income Taxes

Our consolidated quarterly effective tax rate is based upon our expected annual operating income, statutory tax rates, and tax laws in the various jurisdictions in which we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. The effective tax rate of 34.4% for the three months ended July 31, 2009, is based on an expected tax rate from operations of 32.5% for the full fiscal year, the recognition of additional tax expense related to a discrete event arising in the quarter, and additional interest on previously provided tax contingencies. Our expected tax rate from operations includes current fiscal year additions for existing tax contingency items.

We believe it is reasonably possible that there may be a net increase in our gross unrecognized tax benefits of approximately $1.7 million in the next 12 months as a result of tax positions taken in the current period and expirations of statutes of limitations.

We file income tax returns in the U.S., including several state and local jurisdictions, as well as in several other countries throughout the world in which we conduct business. The major jurisdictions and their earliest fiscal years that are currently open for tax examinations are 1998 in the U.S., 2005 in Ireland and Italy, 2003 in the U.K. and Finland, and 2002 in Poland. Audits of our fiscal 2006 and 2007 U.S. federal tax returns, which were initiated during fiscal 2009, remain open.

4.   Earnings Per Share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of all unrestricted common shares outstanding during the period. Diluted earnings per share further includes the dilutive effect of stock options, stock-settled appreciation rights ("SSARs"), and restricted stock units ("RSUs"). Stock-based awards for approximately 494,000 common shares and 1,843,000 common shares were excluded from the calculation of diluted earnings per share for the periods ended July 31, 2008 and 2009, respectively, because the exercise price of the awards was greater than the average market price of the shares.

We have granted restricted shares of common stock to certain employees as part of their compensation. These restricted shares, which have varying vesting periods, contain nonforfeitable rights to dividends declared on common stock. As a result, the unvested restricted shares are considered participating securities in the calculation of earnings per share in accordance with FSP EITF 03-6-1, which we adopted retrospectively effective May 1, 2009. The adoption did not have a material impact on our financial statements.

The following table presents information concerning basic and diluted earnings per share:
                                                      Three Months Ended
                                                           July 31,
                                                     2008            2009
                                                    ------          ------
(Dollars in millions, except per share amounts)

Basic and diluted net income                         $88.2          $121.4
Income allocated to participating
 securities (restricted shares)                       (0.1)           (0.2)
                                                   -------         -------
Net income available to common stockholders          $88.1          $121.2
                                                   =======         =======
Share data (in thousands):
 Basic average common shares outstanding           150,604         149,604
 Dilutive effect of stock options,
  SSARs and RSUs                                     1,200             667
                                                   -------         -------
 Diluted average common shares outstanding         151,804         150,271
                                                   =======         =======

Basic earnings per share                             $0.59           $0.81
Diluted earnings per share                           $0.58           $0.81


5.   Dividends Payable

On July 23, 2009, our Board of Directors approved a regular quarterly cash dividend of $0.2875 per share on Class A and Class B Common Stock. Stockholders of record on September 8, 2009 will receive the cash dividend on October 1, 2009.

6.   Pension and Other Postretirement Benefits

The following table shows the components of the pension and other postretirement benefit expense recognized during the three months ended July 31:

                                        Pension Benefits        Other Benefits
(Dollars in millions)                    2008      2009          2008     2009
                                         ----      ----          ----     ----
Service cost                             $3.4      $2.7          $0.3     $0.2
Interest cost                             7.5       8.1           0.9      0.9
Expected return on plan assets           (8.7)     (8.6)           --       --
Amortization of:
   Prior service cost                     0.2       0.2            --       --
   Net actuarial loss                     1.6       1.0            --       --
                                         ----      ----          ----     ----
Net expense                              $4.0      $3.4          $1.2     $1.1
                                         ====      ====          ====     ====

7.   Contingencies

We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances.

8.   Comprehensive Income

Comprehensive income is a broad measure of the effects of all transactions and events (other than investments by or distributions to stockholders) that are recognized in stockholders' equity, regardless of whether those transactions and events are included in net income. The following table adjusts the Company's net income for the other items included in the determination of comprehensive income:

(Dollars in millions)                              Three Months Ended
                                                        July 31,
                                                  2008            2009
                                                 ------          ------
Net income                                       $ 88.2          $121.4
Other comprehensive income (loss):
  Net gain (loss) on cash flow hedges               2.0           (15.6)
  Postretirement benefits adjustment                0.8             0.8
  Foreign currency translation adjustment           9.7            15.1
                                                 ------          ------
                                                   12.5             0.3
                                                 ------          ------
Comprehensive income                             $100.7          $121.7
                                                 ======          ======

Accumulated other comprehensive income (loss) consisted of the following:

(Dollars in millions)                           April 30,       July 31,
                                                  2009            2009
                                                 ------          ------
Postretirement benefits adjustment              $(127.2)        $(126.4)
Cumulative translation adjustment                 (10.3)            4.8
Unrealized gain (loss) on
 cash flow hedge contracts                          4.5           (11.1)
                                                 ------          ------
                                                $(133.0)        $(132.7)
                                                 ======          ======

9.  Derivative Financial Instruments

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

We assess the effectiveness of our hedges based on changes in forward exchange rates. The ineffective portion of the changes in fair value of our hedges (recognized immediately in earnings) during the quarter ended July 31, 2009, was not material.

We do not designate some of our currency derivatives as hedges because we use them to at least partially offset the immediate earnings impact of changes in foreign exchange rates on existing assets or liabilities. We immediately recognize the change in fair value of these contracts in earnings.

As of July 31, 2009, we had outstanding foreign currency contracts with a total notional amount of $377.3 million, related primarily to our euro, British pound, and Australian dollar exposures.

We also had outstanding exchange-traded futures and options contracts on three million bushels of corn as of July 31, 2009. We use these contracts to mitigate our exposure to corn price volatility. Because we do not designate these contracts as hedges for accounting purposes, we immediately recognize the changes in their fair value in earnings.

This table presents the fair values of derivative instruments included on our consolidated balance sheet as of July 31, 2009:

(Dollars in millions)                                          Amount      Classification
Derivatives in a gain position:
  Currency derivatives designated as cash flow hedges           $1.5       Other current assets
  Currency derivatives designated as cash flow hedges            0.7       Accrued expenses
  Currency derivatives not designated as hedges                  2.8       Accrued expenses

Derivatives in a loss position:
  Currency derivatives designated as cash flow hedges          (32.7)      Accrued expenses
  Currency derivatives designated as net investment hedges      (2.7)      Accrued expenses
  Currency derivatives not designated as hedges                 (1.4)      Accrued expenses
  Commodity derivatives not designated as hedges                (1.4)      Accrued expenses

This table presents the amounts affecting our consolidated statement of operations for the quarter ended July 31, 2009:

(Dollars in millions)                                          Amount      Classification
Currency derivatives designated as cash flow hedges:
  Net loss recognized in AOCI                                 $(23.0)      N/A
  Net gain reclassified from AOCI into income                    3.0       Net sales

Currency derivatives designated as net investment hedges:
  Net loss recognized in AOCI                                   (2.7)      N/A

Derivatives not designated as hedging instruments:
  Currency derivatives - net loss recognized in income          (6.1)      Net sales
  Currency derivatives - net gain recognized in income           2.6       Other income
  Commodity derivatives - net loss recognized in income         (1.2)      Cost of sales

We expect to reclassify $24.5 million of deferred net losses recorded in AOCI as of July 31, 2009, to earnings during the next 12 months. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur. The maximum term of our contracts outstanding at July 31, 2009 is 24 months.

We are exposed to credit-related losses if the other parties to our derivative contracts breach them. This credit risk is limited to the fair value of the contracts. To manage this risk, we enter into contracts only with major financial institutions that have earned investment-grade credit ratings; we have established counterparty credit guidelines that are regularly monitored and that provide for reports to senior management according to prescribed guidelines; and we monetize contracts when we believe it is warranted. Because of the safeguards we have put in place, we believe the risk of counterparty default to be immaterial.

Some of our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below such level, then the other parties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. As of July 31, 2009, the aggregate fair value of all derivatives with creditworthiness requirements that were in a net liability position was $7.3 million.

10.   Fair Value of Financial Instruments

The fair value of cash, cash equivalents, and short-term borrowings approximates the carrying amount due to the short maturities of these instruments. We estimate the fair value of long-term debt using discounted cash flows based on our incremental borrowing rates for similar debt. The fair value of commodity and foreign currency contracts is determined as discussed in Note 11. As of July 31, 2009, the fair values and carrying amounts of these instruments were as follows:

(Dollars in millions)                    Carrying         Fair
                                          Amount          Value
Assets:
  Cash and cash equivalents               $286.5         $286.5
  Foreign currency contracts                 1.5            1.5

Liabilities:
  Commodity contracts                        1.4            1.4
  Foreign currency contracts                33.3           33.3
  Short-term borrowings                    253.3          253.3
  Current portion of long-term debt        152.9          152.9
  Long-term debt                           509.1          533.8


11.   Fair Value Measurements

FASB Statement No. 157, "Fair Value Measurements" (FAS 157), defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. We adopted FAS 157 on May 1, 2008, except as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), such as goodwill and other indefinite-lived assets. We adopted FAS 157 as it relates to those items on May 1, 2009, as permitted by FSP 157-2, "Effective Date of FASB Statement No. 157," with no material impact on our financial statements.

The fair value framework established by FAS 157 categorizes the fair values of assets and liabilities into three levels based upon the assumptions (inputs) used to determine fair value. Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. The three levels are:

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

As of July 31, 2009, the fair values of our financial assets and liabilities are as follows:

(Dollars in millions)              Total      Level 1      Level 2      Level 3

Assets:
  Foreign currency contracts        $1.5          --         $1.5           --

Liabilities:
  Commodity contracts                1.4         1.4           --           --
  Foreign currency contracts        33.3          --         33.3           --


The fair value of commodity contracts is based on quoted prices in active markets. The fair value of foreign exchange contracts is determined through pricing models or formulas using observable market data.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis along with our 2009 Annual Report. Note that the results of operations for the three months ended July 31, 2009, do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, "we," "us," and "our" refer to Brown-Forman Corporation.

Important Note on Forward-Looking Statements:
This report contains statements, estimates, and projections that are "forward-looking statements" as defined under U.S. federal securities laws. Words such as "expect," "believe," "intend," "estimate," "will," "may," "anticipate," "project," and similar words identify forward-looking statements, which speak only as of the date we make them. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. By their nature, forward-looking statements involve risks, uncertainties and other factors (many beyond our control) that could cause our actual results to differ materially from our historical experience or from our current expectations or projections. These risks and other factors include, but are not limited to:

 - deepening or expansion of the global economic downturn or turmoil in financial and equity markets (and related credit and capital market instability and illiquidity; decreased consumer and trade spending; higher unemployment; supplier, customer or consumer credit or other financial problems; inventory fluctuations at distributors, wholesalers, or retailers; bank failures or governmental nationalizations; etc.)
 - competitors' pricing actions (including price promotions, discounting, couponing or free goods), marketing, product introductions, or other competitive activities aimed at our brands
 - trade or consumer reaction to our product line extensions or new marketing initiatives
 - prolonged or deeper declines in consumer confidence or spending, whether related to global economic conditions, wars, natural disasters, pandemics (such as swine flu), terrorist attacks or other factors
 - changes in tax rates (including excise, sales, corporate, individual income, dividends, capital gains) or related reserves, changes in tax rules (e.g., LIFO, foreign income deferral, U.S. manufacturing deduction) or accounting standards, tariffs, or other restrictions affecting beverage alcohol, and the unpredictability and suddenness with which they can occur
 - trade or consumer resistance to price increases in our products
 - tighter governmental restrictions on our ability to produce and market our products, including advertising and promotion
 - business disruption, decline or costs related to reductions in workforce or other cost-cutting measures
 - lower returns on pension assets, higher interest rates on debt, or significant changes in recent inflation rates (whether up or down)
 - fluctuations in the U.S. dollar against foreign currencies, especially the euro, British pound, Australian dollar, or Polish zloty

 - continued reduction of bar, restaurant, hotel and other on-premise business; consumer shifts to discount stores to buy our products; consumer shifts away from premium-priced products; or other price-sensitive consumer behavior
 - changes in consumer preferences, societal attitudes or cultural trends that result in reduced consumption of our products
 - distribution arrangement decisions that affect the timing of our sales or limit our ability to market or sell our products
 - adverse impacts resulting from our acquisitions, dispositions, joint ventures, business partnerships, or portfolio strategies
 - lower profits, due to factors such as fewer used barrel sales, lower production volumes (either for our own brands or those of third parties), or cost increases in energy or raw materials, such as grapes, grain, agave, wood, glass, plastic, or closures
 - climatic changes, agricultural uncertainties, our suppliers' financial hardships or other factors that reduce the availability or quality of grapes, agave, grain, glass, closures, plastic, or wood
 - negative publicity related to our company, brands, personnel, operations, business performance or prospects
 - product counterfeiting, tampering, or contamination and resulting negative effects on our sales, brand equity, or corporate reputation
 - adverse developments stemming from state, federal or other governmental investigations of beverage alcohol industry business, trade, or marketing practices by us, our distributors, or retailers
 - impairment in the recorded value of inventory, fixed assets, goodwill or other intangibles

Results of Operations:
First Quarter Fiscal 2010 Compared to First Quarter Fiscal 2009

A summary of our operating performance (dollars expressed in millions, except per share amounts) is presented below.

                                             Three Months Ended
                                                   July 31,
                                            2008             2009         Change
                                           ------           ------        ------
Net sales                                  $790.0           $737.9          (7%)
Gross profit                                380.8            380.1           0%
Advertising expenses                         97.0             76.0         (22%)
Selling, general, and
 administrative expenses                    144.3            117.2         (19%)
Amortization expense                          1.3              1.3
Other (income), net                          (2.4)            (6.4)
   Operating income                         140.6            192.0          37%
Interest expense, net                         7.5              7.1
   Income before income taxes               133.1            184.9          39%
Income taxes                                 44.9             63.5
   Net income                                88.2            121.4          38%

Gross margin                                 48.2%            51.5%

Effective tax rate                           33.8%            34.4%

Earnings per share:
   Basic                                     $0.59            $0.81         38%
   Diluted                                    0.58             0.81         39%


Net sales for the three months ended July 31, 2009 were $737.9 million, down $52.1 million or 7% compared to the same prior-year period. Sales outside the U.S. continued to constitute more than half of our total sales in the quarter. The major factors driving the decrease in net sales were:

                                                   Change vs.
                                                  Prior Period

   Foreign exchange(1)                                (8%)
   Discontinued brands(2)                             (2%)
   Excise tax increases(3)                             1%
   Underlying change in net sales                      2%
                                                     -----
   Reported change in net sales                       (7%)
                                                     =====

The primary brands that contributed to the underlying net sales growth for the quarter were Jack Daniel's & Cola, Jack Daniel's Tennessee Whiskey, el Jimador, Korbel Champagne, Gentleman Jack, and Woodford Reserve. Australia, France, and Germany were the most significant geographical contributors to the underlying growth for the quarter. Results were mixed in Central and Eastern Europe as consumer demand for Jack Daniel's continued to expand across much of the region while Finlandia grew in some countries of the region while declining in others. Our results were negatively affected by the global trends of on-premise declines and trading down by consumers. Several of our brands experienced significant retail inventory reductions in Eastern Europe, while retail inventory levels in the U.S. and Southern Europe markets appear to have stabilized in the first quarter for many of our brands compared to the previous two quarters. Some of our wine brands and higher-margin spirits brands continued to experience retail inventory reductions in the U.S. during the quarter. Sales through the travel retail channel declined in the quarter due to reduced traffic as business and vacation travel levels have significantly decreased.

The following discussion highlights net sales and depletion(4) results for several brands compared to the same prior period:

 - Jack Daniel's Tennessee Whiskey first quarter reported net sales decreased in the mid-single digits, but increased in the low-single digits on a constant currency basis(5), reflecting the benefit of price increases. Global depletions declined in the low single digits for the period as gains in Australia, France, Germany, much of Central Europe, Poland, and Mexico were offset by declines in the U.S., the U.K., Spain, South Africa, and Italy.


--------
(1) Refers to net gains and losses incurred by the company relating to sales and purchases in currencies other than the U.S. dollar. We use the measure to understand the growth of the business on a constant dollar basis as fluctuations in exchange rates can distort the underlying growth of our business (both positively and negatively). To neutralize the effect of foreign exchange fluctuations, we have historically translated current year results at prior year rates. While we recognize that foreign exchange volatility is a reality for a global company, we routinely review our company performance on a constant dollar basis. We believe this allows both management and our investors to understand better our company's underlying business performance.
(2) Refers to both the company's December 2008 sale of its Bolla and Fontana Candida Italian wine brands to Gruppo Italiano Vini (GIV) and to the impact of certain agency brands distributed in various geographies that exited Brown-Forman's portfolio during the comparable period.
(3) Excise tax increases refers to the impact of the additional revenue related to these increases implemented during the period in several markets around the world.
(4) Depletions are shipments direct to retail or from distributors to wholesale and retail customers, and are commonly regarded in the industry as an approximate measure of consumer demand.
(5) Constant currency represents reported net sales with the cost/benefit of currency movements removed. Management uses the measure to understand the changes of the business on a constant dollar basis, as fluctuations in exchange rates can distort the underlying increases and decreases of the business both positively and negatively.

 - Finlandia global net sales declined double digits on a reported basis and mid-single digits on both a constant currency and depletion basis in the period, primarily resulting from trade inventory reductions in much of Eastern Europe, particularly Poland. The brand continued to experience double digit depletion growth in Russia while depletions were flat in the U.S., the brand's second largest market.

 - Southern Comfort global net sales declined double digits during the quarter on both a reported and in constant currency basis. We believe Southern Comfort's negative trends continue to be influenced by declines in the on-premise in the brand's major markets, the U.S. and the U.K.

 - el Jimador experienced strong growth in both net sales and depletions in the quarter as positive consumer and trade response to the brand's reformulation and repackaging continued in both Mexico and the U.S.

 - Gentleman Jack reported and constant currency net sales grew double digits during the quarter, while Jack Daniel's & Cola experienced significant volumetric and net sales growth as the performance of the brand cycled against a depressed period last year which followed the unexpected excise tax increase on ready-to-drink in Australia.

 - Korbel Champagne and Woodford Reserve grew net sales at double-digit rates for the quarter on both a reported and constant currency basis. Canadian Mist and Pepe Lopez experienced improved net sales trends for the same period as consumers traded down from more premium price points.

Our gross profit was essentially unchanged for the quarter compared to the same period last year. The absence of last year's first quarter $22.4 million non-cash inventory write-down related to agave plants was offset by the impact of a stronger U.S. dollar.

The following table shows the major factors influencing the changes in gross profit for the quarter:

                                                   Change vs.
                                                  Prior Period

   Foreign exchange                                   (6%)
   Underlying change in gross profit                   0%
   Non-cash agave inventory write-down(6)              6%
                                                     -----
   Reported change in gross profit                     0%
                                                     =====


--------
(6) Refers to an abnormal number of agave plants identified during the first quarter of fiscal 2009 as dead or dying. Although agricultural uncertainties are inherent in our tequila or any other business that includes the growth and harvesting of raw materials, we believe that the magnitude of this item distorts the underlying trends of our business.

Despite a 2% increase in underlying net sales for the quarter, underlying gross profit was flat due in part to a larger proportion of net sales generated this quarter by lower margin products such as JD & Cola.

Our overall reported gross margin as a percent of net sales increased 3.3% points in the quarter due largely to the absence of the non-cash agave inventory write-down in last year's first quarter. In addition, the impact of the exit of several low-margin brands from our portfolio also boosted the margin in the quarter.

Advertising investments decreased 22% compared to last year's first quarter due in part to the impact of a stronger U.S. dollar and the absence of spending behind brands that are no longer in our portfolio. Excluding these items, advertising investments remained significantly below the same period last year, primarily reflecting a further shift in investments to the September through December period and a continued reallocation of brand investment both within advertising and promotion and to other activities such as value-added packaging and targeted consumer price promotions, both of which are not reflected in advertising expense.

Selling, general, and administrative expenses decreased $27.1 million, or 19% from the first quarter last year. Several factors influenced this reduction in spending including the impact of a stronger U.S. dollar, the benefit of the actions we took in the fourth quarter to reduce our cost base, including an early retirement program and an overall reduction in workforce, the timing of some activities, and the continued tight management of discretionary expenses.

Operating income increased $51.4 million, or 37% from the first quarter of last year. Operating income benefited from the absence of the $22.4 million non-cash agave inventory write-down in last year's first quarter and lower advertising, and selling, general, and administrative spending for the period, a portion of which is due to a shift in spending to later in the fiscal year. These positive factors were only partially offset by a stronger U.S. dollar, which reduced operating income by approximately $6.0 million, and the loss of income associated with brands which no longer exist in portfolio. The following table summarizes the major factors influencing the change in operating income for the quarter:

                                                   Change vs.
                                                  Prior Period

   Foreign exchange                                   (4%)
   Discontinued brands                                (1%)
   Non-cash agave inventory write-down                19%
   Underlying change in operating income              23%
                                                     -----
   Reported change in operating income                37%
                                                     =====

Net interest expense decreased by $0.4 million, reflecting lower net debt and a reduction in short-term interest borrowing rates compared to a year ago.

The effective tax rate in the quarter was 34.4% for the three months ended July 31, 2009 compared to 33.8% a year ago. During the quarter our effective tax rate was negatively impacted by a discrete event, which resulted in the recognition of additional tax expense.

Reported earnings per share of $0.81 for the quarter increased 39% from the $0.58 earned in the same prior year period. Performance for the quarter was helped by the underlying growth in operating income, the absence of the non-cash agave inventory write down from last year's first quarter, a reduction in net interest expense, and fewer shares outstanding resulting from our share repurchase activity authorized in December 2008. Reported earnings were hurt by a stronger U.S. dollar, the loss of income associated with discontinued brands, and a higher effective tax rate than in the first quarter of fiscal 2009.

FULL-YEAR OUTLOOK

Our projected fiscal 2010 full-year diluted earnings per share outlook remains unchanged at $2.60 to $3.00 per share. We have seen improvement in some global economic indicators. However, we remain concerned about the global environment, including further weakness in the on-premise channel, continued trading-down by consumers, softening spirits consumption trends, potential fluctuations in both inventory levels and foreign exchange rates, and aggressive competitive activities. We expect less operating expense leverage and more difficult comparables for the remainder of the fiscal year, which are incorporated into the projected full-year earnings guidance.

LIQUIDITY AND FINANCIAL CONDITION

Cash and cash equivalents declined $53.6 million during the three months ended July 31, 2009, compared to an increase of $41.3 million during the same period last year. Cash provided by operations was $117.8 million, up from $104.7 million for the same three-month period last year, largely reflecting higher earnings (excluding non-cash items). Cash used for investing activities declined from last year by $6.2 million due to lower capital expenditures. Cash used for financing activities was $125.3 million more than last year, primarily reflecting a $73.8 million increase in net debt repayments and a $50.8 million increase in share repurchases. The impact on cash and cash equivalents as a result of exchange rate changes was an increase of $14.3 million for the three months ended July 31, 2009, compared to an increase of $3.2 million for the same period last year.

We have access to several liquidity sources to supplement our cash flow. Our commercial paper program, supported by our bank credit facility, continues to fund our short-term credit needs at attractive interest rates. Our commercial paper has enjoyed steady demand from investors. If we could no longer get short-term funding in the commercial paper market, we expect that we could satisfy our liquidity needs by drawing on our $800 million bank credit facility. This facility expires April 30, 2012, and carries favorable terms compared with current market conditions. Under extreme market conditions, this agreement might not be fully funded. Several banks in our credit facility consortium have received significant federal government funding and could fail or become nationalized; we do not know the effect such an extreme event might have on those banks' commitment to fund our credit facility. While we are alert to this uncertainty, the markets for investment-grade bonds and private placements are currently robust, and we believe these should provide a source of long-term financing that we could use to pay off our short-term debt if necessary.

Our credit facility includes only one financial covenant, which requires that our consolidated EBITDA (as defined in the agreement) to consolidated interest expense not be less than a ratio of 3 to 1. At July 31, 2009, with a ratio of approximately 22 to 1, we were within this covenant's parameters. No borrowings were outstanding under the credit facility as of July 31, 2009.

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

In December 2008, we announced that our Board of Directors authorized the repurchase of up to $250 million of our outstanding Class A and Class B common shares over the succeeding 12 months, subject to market conditions. Under this plan, we can repurchase shares from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws. As of July 31, 2009, we have repurchased a total of 2,012,082 shares (18,800 of Class A and 1,993,282 of Class B) under this plan for approximately $89.3 million. The average repurchase price per share, including broker commissions, was $46.52 for Class A and $44.38 for Class B.

On July 23, 2009, our Board of Directors approved a regular quarterly cash dividend of $0.2875 per share on Class A and Class B Common Stock. Stockholders of record on September 8, 2009 will receive the cash dividend on October 1, 2009.

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

                           PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about shares of our common stock that we repurchased during the quarter ended July 31, 2009:

                                                                          Total Number of       Approximate Dollar
                                                Total                    Shares Purchased        Value of Shares
                                              Number of      Average         as Part of          that May Yet Be
                                                Shares     Price Paid   Publicly Announced     Purchased Under the
                   Period                     Purchased     per Share    Plans or Programs      Plans or Programs
 May 1, 2009 - May 31, 2009                      15,041      $47.43              --               $211,000,000
 June 1, 2009 - June 30, 2009                   369,241      $43.00           369,241             $195,200,000
 July 1, 2009 - July 31, 2009                   804,149      $42.92           804,149             $160,700,000
 Total                                        1,188,431      $43.00         1,173,390

As  announced  on  December  4,  2008,  our Board of  Directors  authorized  the repurchase of up to $250.0 million of outstanding Class A and Class B common stock over the succeeding 12 months, subject to market conditions. Under this plan, we can repurchase shares from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws. 1,173,390 of the shares included in the above table were acquired as part of this program.

The remaining 15,041 shares included in the above table were received from employees (including retirees) to satisfy income tax withholding obligations triggered by the vesting of restricted shares.

Item 4.   Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the company held July 23, 2009, the following matters were voted upon:

   a) Votes regarding the election of the persons named below as directors until the next annual election of directors, or until a successor has been elected and qualified:

      Name of Nominee                               For                   Against             Abstained
      Patrick Bousquet-Chavanne                  54,577,106                38,836                 9,938
      Geo. Garvin Brown IV                       53,735,159               886,257                 4,464
      Martin S. Brown, Jr.                       53,798,914               820,829                 6,137
      John D. Cook                               54,574,808                35,702                15,370
      Sandra A. Frazier                          53,800,169               820,513                 5,198
      Richard P. Mayer                           51,964,829             2,651,857                 9,194
      William E. Mitchell                        54,574,792                36,959                14,129
      William M. Street                          49,193,391             5,428,885                 3,604
      Dace Brown Stubbs                          49,579,015               828,635             4,218,230
      Paul C. Varga                              49,155,658             5,465,065                 5,157
      James S. Welch, Jr.                        49,079,662             2,957,514             2,588,704

   b) Votes regarding the re-approval of the performance measures set forth in the Brown-Forman 2004 Omnibus Compensation Plan:

         For                                                   54,327,740
         Against                                                  166,253
         Abstained                                                131,887


Item 6.  Exhibits

   10    Form of Restricted Stock Unit Award.

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


                                                BROWN-FORMAN CORPORATION
                                                     (Registrant)


Date:   September 4, 2009                  By:  /s/ Donald C. Berg
                                                Donald C. Berg
                                                Executive Vice President
                                                 and Chief Financial Officer
                                                (On behalf of the Registrant and
                                                 as Principal Financial Officer)

                                                                     Exhibit 10

                            BROWN-FORMAN CORPORATION
                         2004 OMNIBUS COMPENSATION PLAN

                           RESTRICTED STOCK UNIT AWARD

                                     SUMMARY

Participant:                                                      EMPLOYEE NAME
Grant Date:                                                       July 23, 2009
Vesting Date:                                                     April 30, 2013
Number of Class B Common RSUs:                                    100
Class B Common Stock Price per Share on Grant Date:               $50.00


     THIS AWARD, effective as of the Grant Date set forth above, represents a grant of Class B Common Restricted Stock Units by Brown-Forman Corporation, a Delaware corporation (the "Company"), under the Company's 2004 Omnibus Compensation Plan, as amended (the "Plan") to the Company employee named above ("Participant"). Capitalized terms not otherwise defined herein shall have the meanings ascribed to them in the Plan.

     1. Grant of Restricted Stock Units. The Company hereby grants to the Participant that number of Class B Common Restricted Stock Units ("RSUs") set forth in the summary table above. Each RSU represents the right to receive one share of the Company's Class B Common Stock, subject to the terms and conditions set forth herein and in the Plan. The RSUs are granted pursuant to Section 7.3 of the Plan as "market value units" ("MVUs"), and for purposes of the Plan, shall be designated and treated as MVUs under the Plan.

     2. Restrictions on Transferability. Until the delivery of shares of the Company's Class B Common Stock with respect to the RSUs in accordance with the terms of this Award, the RSUs may not be sold, assigned, transferred, disposed of, pledged or otherwise hypothecated by the Participant. Any attempted sale, assignment, transfer, disposition, pledge or hypothecation of the RSUs shall be void and of no effect, and the Company shall have the right to disregard the same on its books and records and issue "stop transfer" instructions to its transfer agent.

     3. Risk of Forfeiture and Payment of Shares. Except as provided herein or in the Plan, the risk of forfeiture to which the RSUs are subject shall expire, and the number of shares of the Company's Class B Common Stock represented by this Award shall be issued to the Participant on the vesting date set forth in the summary table above ("Vesting Date") provided that the Participant remains continuously employed by the Company or its affiliates through the Vesting Date.

     4. Termination of Employment. In the event the Participant does not remain continuously employed by the Company through the Vesting Date, the following rules will apply:

          4.1 Retirement. Retirement means termination of employment on or after reaching age 55 with at least five (5) full years of service, or on or after reaching age 65 with any service. If the Participant terminates employment by reason of Retirement, the RSU vesting period will continue unaffected. Retirement does not accelerate the Vesting Date or the issuance of shares on such date.

          4.2 Death. A pro-rated portion of unvested RSUs (based on the number of months of continuous employee service completed by the Participant during the vesting period) shall immediately vest and the applicable pro-rated number of shares of the Company's Class B Common Stock represented by this Award shall be delivered to the Participant's beneficiary(ies), as determined pursuant to Section 8 below, within thirty
     (30) days of the Participant's death, with the payment date within such period to be determined by the Company in its sole discretion.

          4.3 Voluntary Termination, Involuntary Termination for Cause. Unvested RSUs shall be immediately forfeited to the Company, without compensation to the Participant, in the event of the Participant's voluntary termination or involuntary termination for Cause.

          4.4 Termination for any Other Reasons. Unless otherwise determined by the Plan Administrator, in its sole discretion, if the Participant's employment terminates for any reason other than those set out in items 4.1,
     4.2 and 4.3 immediately above prior to the Vesting Date, unvested RSUs shall be immediately forfeited to the Company, without compensation to the Participant. Notwithstanding the foregoing, if the Plan Administrator determines to accelerate the Vesting Date for any Award upon the Participant's termination of employment, the payment date will be a date within ninety (90) days following the Participant's termination of employment, with the payment date within such period to be determined by the Company in its sole discretion.

     5. Change in Control. Upon the occurrence of a Change in Control, as defined in the Plan, RSUs shall be treated in accordance with Article 11 of the Plan.

     6. Rights as a Shareholder. The Participant has no rights as a shareholder including, but not limited to, the right to receive dividends or dividend equivalents, or to vote on shareholder issues, with respect to the RSUs. Shareholder rights accrue only upon the vesting of the RSUs on the Vesting Date and the subsequent delivery of the shares.

     7. Recapitalization. If there is any change in the Company's equity capitalization through the declaration of stock dividends or through recapitalization resulting in stock splits or through merger, consolidation, exchange of shares, or otherwise, the Plan Administrator shall adjust the number of RSUs to prevent dilution or enlargement of rights.

     8. Beneficiary Designation. The Participant may, from time to time, name any beneficiary or beneficiaries (who may be named contingently or successively) to whom any benefit under this Award is to be paid in case of his or her death before he or she receives any or all of such benefit. Each such designation shall revoke all prior designations by the Participant, shall be in a form prescribed by the Company, and will be effective only when delivered during the Participant's lifetime to the Company at its executive offices, addressed to the attention of the Compensation Department in Louisville, Kentucky. Absent a Participant's proper and timely designation of a beneficiary under this Section 8, any benefits payable under this Award upon the Participant's death shall be paid to the Participant's estate.

     9. Continuation of Employment. This Award shall not confer upon the Participant any right to continued employment by the Company, nor shall this Award interfere in any way with the Company's right to terminate the Participant's employment at any time. A transfer of the Participant's employment between the Company and any of its subsidiaries, or between any divisions or subsidiaries of the Company shall not be deemed a termination of employment for purposes of the vesting of RSUs.

     10. Tax Consequences. By accepting this Award, the Participant acknowledges that (i) the Participant (and not the Company) shall be responsible for any tax liability that may arise as a result of this Award and/or its vesting and the issuance of Class B Common Stock in connection therewith; (ii) he or she understands that the Company may deduct or withhold, or require the Participant to remit to the Company, an amount of Class B Common Stock sufficient to satisfy Federal, state, and local taxes (including the Participant's FICA obligation) required by law to be withheld with respect to the vesting of this Award; and
(iii) he or she is encouraged to consult with a qualified tax advisor concerning the RSUs.

     11. Miscellaneous.

          11.1 This Award and the Participant's rights under it are subject to all the terms and conditions of the Plan, as the same may be amended from time to time, as well as to such rules as the Plan Administrator may adopt. The Plan Administrator may, in its sole discretion, administer, construe, and make all determinations necessary or appropriate to the administration of the Plan and the RSUs, all of which shall be binding upon the Participant.

          11.2 Subject to the provisions of the Plan and any applicable law (including Section 409A of the Code), the Board of Directors may terminate, amend, or modify the Plan; provided, however, that no such termination, amendment, or modification of the Plan may in any way adversely affect the Participant's rights under this Award, without the written consent of the Participant.

          11.3 This Award shall be subject to all applicable laws, rules, and regulations, and to such approvals by any governmental agencies or national securities exchanges as may be required. The Participant agrees to take all steps necessary to comply with all Federal and state securities laws applicable to this Award.

          11.4 The Company's obligations under the Plan and this Award shall bind any successor to the Company, whether succession results from a direct or indirect purchase, merger, consolidation, or otherwise, of all or substantially all of the business and/or assets of the Company.

          11.5 To the extent not preempted by Federal law, this Award shall be governed by, and construed in accordance with, the laws of the State of Delaware.

          11.6 This Award is subject to the terms of the Plan and Administrative Guidelines promulgated under it from time to time. In the event of a conflict between this document and the Plan, the Plan as well as any determinations made by the Plan Administrator as authorized by the Plan, shall govern.

          11.7 The parties acknowledge and agree that, to the extent applicable, this Award shall be interpreted in accordance with, and the parties agree to use their best efforts to achieve timely compliance with, Section 409A of the Code and the Treasury Regulations and other interpretive guidance issued thereunder, including without limitation any such regulations or other guidance that may be issued after the Grant Date. Notwithstanding any provision of this Award to the contrary, in the event that the Company determines that any compensation or benefits payable or provided under this Award may be subject to Section 409A of the Code, the Company may adopt such limited amendments to this Award and appropriate policies and procedures, including amendments and policies with retroactive effect, that the Company reasonably determines are necessary or appropriate to (i) exempt the compensation and benefits payable under this Award from Section 409A of the Code and/or preserve the intended tax treatment of the compensation and benefits provided with respect to this Award or (ii) comply with the requirements of Section 409A of the Code.

          11.8 Notwithstanding any other provision of this Award, to the extent the delivery of the shares of the Company's Class B Common Stock represented by this Award is treated as non-qualified deferred compensation subject to Section 409A of the Code, then (a) no delivery of such shares shall be made upon a Participant's termination of employment unless such termination of employment constitutes a "separation from service" within the meaning of Section 1.409A-1(h) of the Treasury Regulations and (b) if the Participant is deemed at the time of his termination of employment to be a "specified employee" for purposes of Section 409A(a)(2)(B)(i) of the Code, then to the extent delayed delivery of the shares of the Company's Class B Common Stock to which the Participant is entitled under this Award, and which is deliverable to the Participant due to his or her termination of employment, is required in order to avoid a prohibited distribution under Section 409A(a)(2)(B)(i) of the Code, such delivery of shares shall not be made to the Participant prior to the earlier of (x) the expiration of the six-month period measured from the date of the Participant's
     "separation from service" with the Company (as such term is defined in Section 1.409A-1(h) of the Treasury Regulations) or (y) the date of the Participant's death. The determination of whether the Participant is a "specified employee" for purposes of Section 409A(a)(2)(B)(i) of the Code as of the time of his separation from service shall be made by the Company in accordance with the terms of Section 409A of the Code and applicable guidance thereunder (including without limitation Section 1.409A-1(i) of the Treasury Regulations and any successor provision thereto).

     IN WITNESS WHEREOF, the Company has executed this Restricted Stock Unit Award effective as of the Grant Date set forth above.


                                                        BROWN-FORMAN CORPORATION


                                                        By: Lisa Steiner
                                                        Senior Vice President,
                                                        Global Human Resources

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



Date:   September 4, 2009                  By:  /s/ Paul C. Varga
                                                Paul C. Varga
                                                Chief Executive Officer

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



Date:   September 4, 2009                  By:  /s/ Donald C. Berg
                                                Donald C. Berg
                                                Chief Financial Officer

                                                                     Exhibit 32

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Brown-Forman Corporation ("the Company") on Form 10-Q for the period ended July 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in the capacity as an officer of the Company, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:   September 4, 2009                  By:  /s/ Paul C. Varga
                                           Paul C. Varga
                                           Chairman and Chief Executive Officer



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