Form 10-Q
period 2009-10-31
BROWN FORMAN CORP
filed 2009-12-09
CIK 14693

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

  |X|      QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended OCTOBER 31, 2009

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

   Large accelerated filer |X|          Accelerated filer |_|
   Non-accelerated filer |_|            Smaller reporting company |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: November 30, 2009

      Class A Common Stock ($.15 par value, voting)             56,601,083
      Class B Common Stock ($.15 par value, nonvoting)          90,274,793

                            BROWN-FORMAN CORPORATION
                       Index to Quarterly Report Form 10-Q


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                Page

          Condensed Consolidated Statements of Operations
             Three months ended October 31, 2008 and 2009                3
             Six months ended October 31, 2008 and 2009                  3

          Condensed Consolidated Balance Sheets
             April 30, 2009 and October 31, 2009                         4

          Condensed Consolidated Statements of Cash Flows
             Six months ended October 31, 2008 and 2009                  5

          Notes to the Condensed Consolidated Financial Statements       6 - 13


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 14 - 24

Item 3.  Quantitative and Qualitative Disclosures about Market Risk     24

Item 4.  Controls and Procedures                                        24


                           PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds    25

Item 6.  Exhibits                                                       25

Signatures                                                              26

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


                            BROWN-FORMAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

                                   Three Months Ended       Six Months Ended
                                       October 31,             October 31,
                                    2008        2009        2008         2009
                                  -------     -------     --------     --------

Net sales                         $ 934.7     $ 892.9     $1,724.7     $1,630.8
Excise taxes                        196.8       194.1        373.0        361.2
Cost of sales                       271.2       255.8        504.2        446.5
                                  -------     -------     --------     --------
  Gross profit                      466.7       443.0        847.5        823.1

Advertising expenses                110.0        92.1        207.0        168.2
Selling, general, and
 administrative expenses            139.9       125.1        284.2        242.2
Amortization expense                  1.3         1.3          2.6          2.6
Other (income), net                  (6.2)       (1.1)        (8.6)        (7.5)
                                  -------     -------     --------     --------
  Operating income                  221.7       225.6        362.3        417.6

Interest income                       1.7         0.4          3.4          1.4
Interest expense                      9.6         7.8         18.8         16.0
                                  -------     -------     --------     --------

  Income before income taxes        213.8       218.2        346.9        403.0

Income taxes                         70.6        70.9        115.5        134.4
                                  -------     -------     --------     --------
   Net income                     $ 143.2     $ 147.3     $  231.4      $ 268.6
                                  =======     =======     ========     ========

Earnings per share:
  Basic                           $  0.95     $  0.99     $   1.53     $   1.80
  Diluted                         $  0.94     $  0.99     $   1.52     $   1.79


Cash dividends per common share:
   Declared                            --          --      $0.5440      $0.5750
   Paid                           $0.2720     $0.2875      $0.5440      $0.5750


See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                              (Dollars in millions)

                                                  April 30,          October 31,
                                                    2009                 2009
                                                  --------             --------
Assets
------
Cash and cash equivalents                         $  340.1             $  289.3
Accounts receivable, net                             367.1                519.1
Inventories:
   Barreled whiskey                                  313.1                300.1
   Finished goods                                    143.3                186.9
   Work in process                                   144.1                138.8
   Raw materials and supplies                         51.5                 64.4
                                                  --------             --------
      Total inventories                              652.0                690.2

Current deferred tax assets                          104.9                124.4
Other current assets                                 109.7                 61.4
                                                  --------             --------
   Total current assets                            1,573.8              1,684.4

Property, plant and equipment, net                   482.8                473.9
Goodwill                                             675.0                682.5
Other intangible assets                              686.1                688.6
Deferred tax assets                                   11.0                 10.1
Other assets                                          46.0                 45.5
                                                  --------             --------
   Total assets                                   $3,474.7             $3,585.0
                                                  ========             ========
Liabilities
-----------
Accounts payable and accrued expenses             $  326.4             $  392.2
Accrued income taxes                                   5.4                  6.1
Current deferred tax liabilities                      14.3                 16.8
Short-term borrowings                                336.6                301.9
Current portion of long-term debt                    152.9                152.8
                                                  --------             --------
   Total current liabilities                         835.6                869.8

Long-term debt                                       509.3                508.5
Deferred tax liabilities                              79.6                105.2
Accrued pension and other postretirement benefits    175.6                169.2
Other liabilities                                     58.8                 58.1
                                                  --------             --------
   Total liabilities                               1,658.9              1,710.8

Stockholders' Equity
--------------------
Common stock:
 Class A, voting (57,000,000 shares
  authorized; 56,964,000 shares issued)                8.5                  8.5
 Class B, nonvoting (100,000,000 shares
  authorized; 99,363,000 shares issued)               14.9                 14.9
Additional paid-in capital                            67.6                 67.3
Retained earnings                                  2,189.2              2,372.0
Accumulated other comprehensive loss                (133.0)              (122.8)
Treasury stock, at cost
 (6,200,000 and 9,156,000 shares at
 April 30 and October 31, respectively)             (331.4)              (465.7)
                                                  --------             --------
   Total stockholders' equity                      1,815.8              1,874.2
                                                  --------             --------
   Total liabilities and stockholders' equity     $3,474.7             $3,585.0
                                                  ========             ========

See notes to the condensed consolidated financial statements.

                            BROWN-FORMAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Dollars in millions)

                                                         Six Months Ended
                                                            October 31,
                                                     2008                 2009
                                                   -------              -------
Cash flows from operating activities:
   Net income                                      $ 231.4              $ 268.6
   Adjustments to reconcile net income to
    net cash provided by operations:
      Non-cash agave inventory write-down             22.4                   --
      Depreciation and amortization                   26.6                 28.6
      Loss on sale of property, plant,
       and equipment                                   3.5                   --
      Stock-based compensation expense                 4.6                  3.9
      Deferred income taxes                           (3.1)                 7.8
   Changes in assets and liabilities                (169.2)              (103.2)
                                                   -------              -------
         Cash provided by operating activities       116.2                205.7

Cash flows from investing activities:
   Additions to property, plant, and equipment       (26.3)               (12.4)
   Computer software expenditures                     (1.9)                (1.8)
                                                   -------              -------
         Cash used for investing activities          (28.2)               (14.2)

Cash flows from financing activities:
   Net change in short-term borrowings               220.4                (34.7)
   Repayment of long-term debt                        (2.2)                (1.6)
   Net payments related to exercise
    of stock options                                  (4.2)                (1.4)
   Excess tax benefits from stock options              3.4                  1.9
   Acquisition of treasury stock                      (0.3)              (139.0)
   Dividends paid                                    (82.2)               (85.8)
                                                   -------              -------
         Cash provided by (used for)
          financing activities                       134.9               (260.6)

Effect of exchange rate changes on cash and
 cash equivalents                                    (15.0)                18.3
                                                   -------              -------
Net increase (decrease) in cash
 and cash equivalents                                207.9                (50.8)

Cash and cash equivalents, beginning of period       118.9                340.1
                                                   -------              -------
Cash and cash equivalents, end of period           $ 326.8              $ 289.3
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

                            BROWN-FORMAN CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

In these notes, "we," "us," and "our" refer to Brown-Forman Corporation.

1.  Condensed Consolidated Financial Statements

We prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. In accordance with those rules and regulations, we condensed or omitted certain information and disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). We suggest that you read these condensed financial statements together with the financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended April 30, 2009 (the "2009 Annual Report").

In our opinion, we included all of the adjustments (which include only normal, recurring adjustments, unless otherwise noted) needed for a fair presentation of the accompanying financial statements. We have performed an evaluation of subsequent events through December 9, 2009, the date on which we issued and filed the accompanying financial statements with the SEC.

We prepared the accompanying financial statements on a basis that is substantially consistent with the accounting principles applied in our 2009 Annual Report, except that during the first quarter of fiscal 2010, we adopted new accounting standards regarding:

 - accounting for and disclosing information about transactions in which control is obtained over another business (i.e., business combinations);
 - measuring and disclosing the fair value of certain nonfinancial assets and liabilities;
 - accounting for and disclosing information about events that occur after the balance sheet date but before financial statements are issued or are available to be issued;
 - the treatment of unvested share-based awards, such as restricted stock, in the calculation of earnings per share; and
 - disclosing the fair value of financial instruments in interim financial statements.

Also, in June 2009, the Financial Accounting Standards Board ("FASB") established the FASB Accounting Standards Codification ("Codification") as the single source (other than rules and interpretive releases of the SEC) of authoritative GAAP for nongovernmental entities. The Codification, which is not intended to change GAAP, is effective for financial statements issued for periods ending after September 15, 2009, including the accompanying financial statements for the periods ended October 31, 2009.

Our adoption of these new accounting standards had no material impact on our financial statements.

2.  Inventories

We use the last-in, first-out ("LIFO") method to determine the cost of most of our inventories. If the LIFO method had not been used, inventories at current cost would have been $188.5 million higher than reported as of April 30, 2009, and $206.0 million higher than reported as of October 31, 2009. Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

During the three months ended July 31, 2008, we recorded a $22.4 million provision for inventory losses (which was included in cost of sales) resulting from abnormally high levels of mortality and disease in some of our agave fields.

3.  Income Taxes

Our consolidated quarterly effective tax rate is based upon our expected annual operating income, statutory tax rates, and income tax laws in the various jurisdictions in which we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. The effective tax rate of 33.4% for the six months ended October 31, 2009, is based on an expected tax rate from operations of 32.4% on ordinary income for the full fiscal year, the recognition of additional tax expense related to a discrete item arising in the first quarter, and interest on previously provided tax contingencies. Our expected tax rate from operations includes current fiscal year additions for existing tax contingency items.

We believe it is reasonably possible that there may be a net increase in our gross unrecognized tax benefits of approximately $1.4 million in the next 12 months as a result of tax positions taken in the current period and expirations of statutes of limitations.

We file income tax returns in the U.S., including several state and local jurisdictions, as well as in several other countries throughout the world in which we conduct business. The major jurisdictions and their earliest fiscal years that are currently open for tax examinations are 1998 in the U.S., 2007 in Mexico, 2006 in Australia, 2005 in Ireland and Italy, 2004 in Poland and Finland, and 2002 in the U.K. Audits of our fiscal 2006 and 2007 U.S. federal tax returns, which were initiated during fiscal 2009, remain open.

4.  Earnings Per Share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of all unrestricted common shares outstanding during the period. Diluted earnings per share further includes the dilutive effect of stock options, stock-settled appreciation rights ("SSARs"), and restricted stock units ("RSUs"). Stock-based awards for approximately 1,438,000 common shares and 1,345,000 common shares were excluded from the calculation of diluted earnings per share for the periods ended October 31, 2008 and 2009, respectively, because the exercise price of the awards was greater than the average market price of the shares.

We have granted restricted shares of common stock to certain employees as part of their compensation. These restricted shares, which have varying vesting periods, contain nonforfeitable rights to dividends declared on common stock. As a result, the unvested restricted shares are considered participating securities in the calculation of earnings per share in accordance with a new accounting standard that we adopted retrospectively effective May 1, 2009. The adoption decreased previously reported basic earnings per share for the six months ended October 31, 2008, from $1.54 to $1.53. No other earnings per share amounts reported for the period ended October 31, 2008, changed as a result of adopting the new accounting standard.

The following table presents information concerning basic and diluted earnings per share:

                                                     Three Months Ended          Six Months Ended
                                                         October 31,                October 31,
(Dollars in millions, except per share amounts)      2008          2009          2008         2009
                                                   -------       -------       -------      -------


Basic and diluted net income                        $143.2        $147.3        $231.4        $268.6
Income allocated to participating
 securities (restricted shares)                       (0.2)         (0.2)         (0.3)         (0.3)
                                                   -------       -------       -------       -------
Net income available to common stockholders         $143.0        $147.1        $231.1        $268.3
                                                   =======       =======       =======       =======
Share data (in thousands):
 Basic average common shares outstanding           150,661       147,992       150,630       148,797
 Dilutive effect of stock options,
  SSARs and RSUs                                     1,030           702         1,115           684
                                                   -------       -------       -------       -------
 Diluted average common shares outstanding         151,691       148,694       151,745       149,481
                                                   =======       =======       =======       =======

Basic earnings per share                             $0.95         $0.99         $1.53         $1.80
Diluted earnings per share                           $0.94         $0.99         $1.52         $1.79


5.  Pension and Other Postretirement Benefits

The following table shows the components of the pension and other postretirement benefit expense recognized during the periods covered by this report:

                                          Three Months Ended    Six Months Ended
                                              October 31,          October 31,
(Dollars in millions)                       2008      2009       2008      2009
                                           ------    ------     ------    ------
Pension Benefits:
   Service cost                             $3.4      $2.7      $ 6.7     $ 5.4
   Interest cost                             7.5       8.1       15.1      16.2
   Expected return on plan assets           (8.7)     (8.6)     (17.4)    (17.1)
   Amortization of:
      Prior service cost                     0.2       0.2        0.4       0.5
      Net actuarial loss                     1.6       1.0        3.2       1.9
                                           ------    ------     ------    ------
   Net expense                              $4.0      $3.4      $ 8.0     $ 6.9
                                           ======    ======     ======    ======
Other Postretirement Benefits:
   Service cost                             $0.3      $0.2      $ 0.6      $0.4
   Interest cost                             0.9       0.9        1.7       1.7
                                           ------    ------     ------    ------
   Net expense                              $1.2      $1.1      $ 2.3      $2.1
                                           ======    ======     ======    ======

6.  Contingencies

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

7.  Comprehensive Income

Comprehensive income is a broad measure of the effects of all transactions and events (other than investments by or distributions to stockholders) that are recognized in stockholders' equity, regardless of whether those transactions and events are included in net income. The following table adjusts the Company's net income for the other items included in the determination of comprehensive income:

                                             Three Months Ended       Six Months Ended
                                                 October 31,             October 31,
(Dollars in millions)                         2008        2009        2008        2009
                                             ------      ------      ------      ------
Net income                                   $143.2      $147.3      $231.4      $268.6
Other comprehensive income (loss),
 net of tax:
  Net gain (loss) on cash flow hedges          24.1        (2.5)       26.1       (18.1)
  Postretirement benefits adjustment            1.1         0.5         1.9         1.3
  Foreign currency translation adjustment    (109.1)       11.9       (99.4)       27.0
                                             ------      ------      ------      ------
                                              (83.9)        9.9       (71.4)       10.2
                                             ------      ------      ------      ------
Comprehensive income                         $ 59.3      $157.2      $160.0      $278.8
                                             ======      ======      ======      ======

Accumulated other comprehensive income (loss), net of tax, consisted of the following:

(Dollars in millions)                           April 30,      October 31,
                                                  2009            2009
                                                 ------          ------
Postretirement benefits adjustment              $(127.2)        $(125.9)
Cumulative translation adjustment                 (10.3)           16.7
Unrealized gain (loss) on
 cash flow hedge contracts                          4.5           (13.6)
                                                 ------          ------
                                                $(133.0)        $(122.8)
                                                 ======          ======

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

We use currency derivative contracts to limit our exposure to the currency exchange risk that we cannot mitigate internally by using netting strategies. We designate most of these contracts as cash flow hedges of forecasted transactions (expected to occur within three years). We record all changes in the fair value of cash flow hedges (except any ineffective portion) in accumulated other comprehensive income ("AOCI") until the underlying hedged transaction occurs, at which time we reclassify that amount into earnings. We designate some of our currency derivatives as hedges of net investments in foreign subsidiaries. We record all changes in the fair value of net investment hedges (except any ineffective portion) in the cumulative translation adjustment component of AOCI.

We assess the effectiveness of our hedges based on changes in forward exchange rates. The ineffective portion of the changes in fair value of our hedges (recognized immediately in earnings) during the periods presented in this report was not material.

We do not designate some of our currency derivatives as hedges because we use them to at least partially offset the immediate earnings impact of changes in foreign exchange rates on existing assets or liabilities. We immediately recognize the change in fair value of these contracts in earnings.

As of October 31, 2009, we had outstanding foreign currency contracts with a total notional amount of $389.4 million, related primarily to our euro, British pound, and Australian dollar exposures.

We also had outstanding exchange-traded futures and options contracts on three million bushels of corn as of October 31, 2009. We use these contracts to mitigate our exposure to corn price volatility. Because we do not designate these contracts as hedges for accounting purposes, we immediately recognize the changes in their fair value in earnings.

This table presents the fair values of derivative instruments included on our consolidated balance sheet as of October 31, 2009:

(Dollars in millions)                                          Amount      Classification
Derivatives in a gain position:
  Currency derivatives designated as cash flow hedges          $ 0.6       Other current assets
  Currency derivatives designated as cash flow hedges            0.2       Other assets
  Currency derivatives designated as cash flow hedges            0.3       Accrued expenses
  Currency derivatives designated as cash flow hedges            0.8       Other liabilities
                                                               ------
                                                                 1.9
                                                               ------
  Currency derivatives not designated as hedges                  4.3       Other current assets

Derivatives in a (loss) position:
  Currency derivatives designated as cash flow hedges          (35.8)      Accrued expenses
  Currency derivatives designated as cash flow hedges           (2.2)      Other liabilities
                                                               ------
                                                               (38.0)
                                                               ------
  Currency derivatives designated as net investment hedges      (3.3)      Other current assets
  Commodity derivatives not designated as hedges                (0.3)      Accrued expenses
                                                               ------
Net (loss) position                                           $(35.4)
                                                               ======

This table presents the amounts affecting our consolidated statement of operations for the quarter ended October 31, 2009:

(Dollars in millions)                                          Amount      Classification
Currency derivatives designated as cash flow hedges:
  Net (loss) recognized in AOCI                                $(9.1)      N/A
  Net (loss) reclassified from AOCI into income                 (5.1)      Net sales

Currency derivatives designated as net investment hedges:
  Net (loss) recognized in AOCI                                 (0.5)      N/A

Derivatives not designated as hedging instruments:
  Currency derivatives - net (loss) recognized in income        (5.0)      Net sales
  Currency derivatives - net (loss) recognized in income        (4.3)      Other income
  Commodity derivatives - net gain recognized in income          0.2       Cost of sales

This table presents the amounts affecting our consolidated statement of operations for the six months ended October 31, 2009:

(Dollars in millions)                                          Amount      Classification
Currency derivatives designated as cash flow hedges:
  Net (loss) recognized in AOCI                               $(32.1)      N/A
  Net (loss) reclassified from AOCI into income                 (2.0)      Net sales

Currency derivatives designated as net investment hedges:
  Net (loss) recognized in AOCI                                 (3.3)      N/A

Derivatives not designated as hedging instruments:
  Currency derivatives - net (loss) recognized in income       (11.1)      Net sales
  Currency derivatives - net (loss) recognized in income        (1.7)      Other income
  Commodity derivatives - net (loss) recognized in income       (1.0)      Cost of sales

We expect to reclassify $23.1 million of deferred net losses recorded in AOCI as of October 31, 2009, to earnings during the next 12 months. Such reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur. The maximum term of our contracts outstanding at October 31, 2009 is 21 months.

We are exposed to credit-related losses if the other parties to our derivative contracts breach them. This credit risk is limited to the fair value of the contracts. To manage this risk, we enter into contracts only with major financial institutions that have earned investment-grade credit ratings; we have established counterparty credit guidelines that are regularly monitored and that provide for reports to senior management according to prescribed guidelines; and we monetize contracts when we believe it is warranted. Because of the safeguards we have put in place, we believe the risk of loss from counterparty default to be immaterial.

Some of our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below such level, then the counterparties to these derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. As of October 31, 2009, the aggregate fair value of all derivatives with creditworthiness requirements that were in a net liability position was $11.9 million.

9.  Fair Value of Financial Instruments

The fair value of cash, cash equivalents, and short-term borrowings approximates the carrying amount due to the short maturities of these instruments. We estimate the fair value of long-term debt using discounted cash flows based on our incremental borrowing rates for similar debt. The fair value of commodity and foreign currency contracts is determined as discussed in Note 10. As of October 31, 2009, the fair values and carrying amounts of these instruments were as follows:

(Dollars in millions)                    Carrying         Fair
                                          Amount          Value
Assets:
  Cash and cash equivalents               $289.3         $289.3
  Foreign currency contracts                 1.8            1.8

Liabilities:
  Commodity contracts                        0.3            0.3
  Foreign currency contracts                36.9           36.9
  Short-term borrowings                    301.9          301.9
  Current portion of long-term debt        152.8          152.7
  Long-term debt                           508.5          546.4

10.  Fair Value Measurements

The fair values of assets and liabilities are categorized into three levels based upon the assumptions (inputs) used to determine those values. Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. The three levels are:

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

As of October 31, 2009, the fair values of our financial assets and liabilities are as follows:

(Dollars in millions)              Total      Level 1      Level 2      Level 3

Assets:
 Foreign currency contracts        $ 1.8          --        $ 1.8           --

Liabilities:
 Commodity contracts                 0.3         0.3           --           --
 Foreign currency contracts         36.9          --         36.9           --

The fair value of commodity contracts is based on quoted prices in active markets. The fair value of foreign exchange contracts is determined through pricing models or formulas using observable market data.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis along with our 2009 Annual Report. Note that the results of operations for the six months ended October 31, 2009, do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, "we," "us," and "our" refer to Brown-Forman Corporation.

Important Note on Forward-Looking Statements:
This report contains statements, estimates, and projections that are "forward-looking statements" as defined under U.S. federal securities laws. Words such as "expect," "believe," "intend," "estimate," "will," "may," "anticipate," "project," and similar words identify forward-looking statements, which speak only as of the date we make them. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. By their nature, forward-looking statements involve risks, uncertainties and other factors (many beyond our control) that could cause our actual results to differ materially from our historical experience or from our current expectations or projections. These risks and other factors include, but are not limited to:

 - prolonged or deepening global economic downturn or renewed turmoil in financial and equity markets (and related credit and capital market instability and illiquidity; decreased consumer and trade spending;
   higher unemployment; supplier, customer or consumer credit or other financial problems; inventory fluctuations at distributors, wholesalers, or retailers; bank failures or governmental nationalizations; etc.)
 - competitors' pricing actions (including price reductions, promotions, discounting, couponing or free goods), marketing, product introductions, or other competitive activities aimed at our brands
 - trade or consumer reaction to our product line extensions or new marketing initiatives
 - prolonged or deeper declines in consumer confidence or spending, whether related to global economic conditions, wars, natural disasters, pandemics (such as swine flu), terrorist attacks or other factors
 - changes in tax rates (including excise, sales, corporate, individual income, dividends, capital gains) or in related reserves, changes in tax rules (e.g., LIFO, foreign income deferral, U.S. manufacturing deduction) or accounting standards, tariffs, or other restrictions affecting beverage alcohol, and the unpredictability and suddenness with which they can occur
 - trade or consumer resistance to price increases in our products
 - tighter governmental restrictions on our ability to produce, sell, or market our products, including advertising and promotion
 - business disruption, decline or costs related to reductions in workforce or other cost-cutting measures
 - lower returns on pension assets, higher interest rates on debt, or significant changes in recent inflation rates (whether up or down)
 - fluctuations in the U.S. dollar against foreign currencies, especially the euro, British pound, Australian dollar, or Polish zloty
 - changes in consumer behavior including further reduction of bar, restaurant, hotel and other on-premise business; shifts to discount store purchases or shifts away from premium-priced products; other price-sensitive consumer behavior; or further reductions in travel

 - changes in consumer preferences, societal attitudes or cultural trends that result in reduced consumption of our products
 - distribution arrangement decisions that affect the timing of our sales, temporarily disrupt the marketing or sale of our products, or that result in implementation-related costs
 - adverse impacts resulting from our acquisitions, dispositions, joint ventures, business partnerships, or portfolio strategies
 - lower profits, due to factors such as fewer used barrel sales, lower production volumes (either for our own brands or those of third parties), sales mix shift toward lower priced or lower margin skus, or cost increases in energy or raw materials, such as grapes, grain, agave, wood, glass, plastic, or closures
 - climatic changes, agricultural uncertainties, our suppliers' financial hardships or other factors that affect the availability or quality of grapes, agave, grain, glass, closures, plastic, or wood
 - negative publicity related to our company, brands, personnel, operations, business performance or prospects
 - product counterfeiting, tampering, or contamination and resulting negative effects on our sales, brand equity, or corporate reputation
 - adverse developments stemming from state, federal or other governmental investigations of beverage alcohol industry business, trade, or marketing practices by us, our distributors, or retailers
 - impairment in the recorded value of any assets, including receivables, inventory, fixed assets, goodwill or other intangibles

Results of Operations:
Second Quarter Fiscal 2010 Compared to Second Quarter Fiscal 2009

A summary of our operating performance (dollars expressed in millions, except per share amounts) is presented below.

                                             Three Months Ended
                                                 October 31,
                                            2008             2009         Change
                                           ------           ------        ------
Net sales                                  $934.7           $892.9          (4%)
Gross profit                                466.7            443.0          (5%)
Advertising expenses                        110.0             92.1         (16%)
Selling, general, and
 administrative expenses                    139.9            125.1         (11%)
Amortization expense                          1.3              1.3
Other (income), net                          (6.2)            (1.1)
   Operating income                         221.7            225.6           2%
Interest expense, net                         7.9              7.4
   Income before income taxes               213.8            218.2           2%
Income taxes                                 70.6             70.9
   Net income                               143.2            147.3           3%

Gross margin                                 49.9%            49.6%

Effective tax rate                           33.0%            32.5%

Earnings per share:
   Basic                                     $0.95            $0.99          5%
   Diluted                                    0.94             0.99          5%

Net sales for the three months ended October 31, 2009 were $892.9 million, down $41.8 million or 4% compared to the same prior year period. The major factors driving the decrease in net sales were the loss of sales associated with sold and discontinued brands and a reduction in U.S. trade inventory levels compared to the same period last year when inventory levels were up significantly in anticipation of a stronger holiday season than occurred. Several brands, including Jack Daniel's & Cola, Tuaca, Sonoma-Cutrer, Early Times, and New Mix registered growth in net sales in the period, while net sales declined for Southern Comfort and Finlandia. Jack Daniel's net sales dropped modestly in the quarter compared to the same prior year period reflecting lower volumes and a shift in size, channel, and country mix. On a geographic basis, our overall net sales grew in several markets including Australia, Germany, and the U.K., while net sales declined in the U.S., Poland, and South Africa.

The components of the 4% decrease in net sales for the quarter were:

                                                         Change vs.
                                                        Prior Period

   Estimated net change in trade inventories(1)             (2%)
   Discontinued brands(2)                                   (1%)
   Underlying change(3) in net sales                        (1%)
                                                           -----
   Reported change in net sales                             (4%)
                                                           =====

Gross profit decreased $23.7 million, or 5% from the second quarter of last year. The same factors that drove the decrease in net sales for the quarter also contributed to the decline in gross profit for the same period. A shift in sales mix in terms of channel, market, brands, and size, and an increase in value-added packaging contributed to both reported and underlying gross profit changes lagging reported and underlying net sales trends. Gross margin of 49.6% approximated the gross margin for the same prior year period.

The following table shows the major factors influencing the changes in gross profit for the quarter:
                                                         Change vs.
                                                        Prior Period

   Underlying change in gross profit                        (3%)
   Estimated net change in trade inventories                (3%)
   Discontinued brands                                      (0%)
   Foreign exchange(4)                                       1%
                                                           -----
   Reported change in gross profit                          (5%)
                                                           =====

--------
(1) Refers to the estimated financial impact of changes in wholesale trade inventories for our company's brands. We compute this effect using our estimated depletion trends and separately identify trade inventory changes in the variance analysis for our key measures. Based on the estimated depletions and the fluctuations in trade inventory levels, we then adjust the percentage variances from prior to current periods for our key measures. We believe it is important to separately identify the impact of this item in order for management and investors to understand the results of our business that can arise from varying levels of wholesale inventories.
(2) Refers to both the company's December 2008 sale of its Bolla and Fontana Candida Italian wine brands to Gruppo Italiano Vini (GIV) and to the impact of certain agency brands distributed in various geographies that exited our portfolio during the comparable period.
(3) Underlying change represents the percentage increase or decrease in reported financial results in accordance with generally accepted accounting principles (GAAP) in the United States, adjusted for certain items.
    We believe presenting the underlying change helps provide transparency to our comparable business performance.
(4) Refers to net gains and losses incurred by us relating to sales and purchases in currencies other than the U.S. dollar. We use the measure to understand the growth of the business on a constant dollar basis as fluctuations in exchange rates can distort the underlying growth of our business (both positively and negatively). To neutralize the effect of foreign exchange fluctuations, we have historically translated current year results at prior year rates. While we recognize that foreign exchange volatility is a reality for a global company, we routinely review our company's performance on a constant currency basis. We believe this allows both management and our investors to understand better our company's underlying business performance.

Advertising expenses decreased $17.9 million, or 16%, reflecting the impact of a stronger U.S. dollar, the absence of spending behind discontinued brands, a seasonal shift in advertising and promotional investments to later in the fiscal year, and a continuation of reallocating brand investments to other activities such as value-added packaging and targeted consumer price promotions, which are classified elsewhere in the statement of operations. In addition, more efficient investments on some elements of our marketing mix (i.e., more media impression this quarter versus last quarter at a lower cost), and the marketing benefit that is provided by our ready-to-drink expressions, also contributed to the lower spending in the quarter.

Selling, general and administrative expenses decreased $14.8 million, or 11%, reflecting the impact of a stronger U.S. dollar, the benefit of the actions we took in fiscal 2009 to reduce our cost base including an early retirement program and an overall reduction in workforce, the timing of some activities, and the continued tight management of discretionary expenses.

Operating income increased $3.9 million, up 2% from the same period last year. The major factor driving the growth in both reported and underlying operating income was lower operating expenses. Estimated trade inventory changes and the absence of discontinued brands decreased operating income for the quarter. The following table summarizes the major factors influencing the change in operating income for the quarter:
                                                         Change vs.
                                                        Prior Period

   Estimated net change in trade inventories                (7%)
   Discontinued brands                                      (1%)
   Foreign exchange                                          1%
   Underlying change in operating income                     9%
                                                           -----
   Reported change in operating income                       2%
                                                           =====

Net interest expense decreased by $0.5 million, reflecting lower net debt and a reduction in short-term interest borrowing rates compared to a year ago.

The effective tax rate in the quarter was 32.5% compared to 33.0% reported in the second quarter of fiscal 2009. The reduction in tax rate is largely due to our expectation of a lower rate from operations resulting from higher projected foreign earnings and the benefit of a deduction for amortization of an intangible asset.

Reported diluted earnings per share of $0.99 for the quarter increased 5% from the $0.94 earned in the same prior year period. The same factors that boosted the increase in operating income also contributed to the gain in earnings per share. In addition, earnings per share benefitted from a lower effective tax rate and fewer shares outstanding resulting from our share repurchase activity authorized in December 2008.

Results of Operations:
Six Months Fiscal 2010 Compared to Six Months Fiscal 2009

                                              Six Months Ended
                                                 October 31,
                                            2008             2009         Change
                                           ------           ------        ------
Net sales                                $1,724.7         $1,630.8          (5%)
Gross profit                                847.5            823.1          (3%)
Advertising expenses                        207.0            168.2         (19%)
Selling, general, and
 administrative expenses                    284.2            242.2         (15%)
Amortization expense                          2.6              2.6
Other (income), net                          (8.6)            (7.5)
   Operating income                         362.3            417.6          15%
Interest expense, net                        15.4             14.6
   Income before income taxes               346.9            403.0          16%
Income taxes                                115.5            134.4
   Net income                               231.4            268.6          16%

Gross margin                                 49.1%            50.5%

Effective tax rate                           33.3%            33.4%

Earnings per share:
   Basic                                     $1.53            $1.80         18%
   Diluted                                    1.52             1.79         18%

Net sales for the six months ended October 31, 2009 were down $93.9 million, or 5% compared to the same prior-year period. The major factors driving the decrease in net sales were:
                                                         Change vs.
                                                        Prior Period

   Foreign exchange                                         (3%)
   Discontinued brands                                      (2%)
   Estimated net change in trade inventories                (1%)
   Underlying change in net sales                            0%
   Excise tax increases(5)                                   1%
                                                           -----
   Reported change in net sales                             (5%)
                                                           =====

Underlying net sales through October were flat versus prior year despite net sales growth registered for several brands in our portfolio including Jack Daniel's & Cola, Jack Daniel's Tennessee Whiskey, el Jimador, Gentleman Jack, Woodford Reserve, and our new Southern Comfort Ready-To-Pour (RTP). Lower net sales for brands such as Southern Comfort and Finlandia offset the growth recorded by these brands. Australia, France, and Germany were the most significant geographies that experienced underlying growth in net sales while net sales dropped in several countries including Poland, the U.S., and South Africa. Our results were negatively affected by the continued decline in the on-premise channel and trading down by consumers. More specifically, for the first six months of the fiscal year:

--------
(5) Refers to the impact of the additional revenues related to excise tax increases implemented during the period, primarily in Australia, Poland, and the U.K. Since net sales are recorded including revenues associated with excise taxes, we believe it is important to separately identify the impact of excise tax changes to better understand the changes in sales.

 - Jack Daniel's Tennessee Whiskey net sales declined in the low and mid single digits, respectively, on a reported and constant currency basis. Global depletions(6) improved in the second quarter but remain down 1% for the first six months of the fiscal year. The brand has registered gains in Australia, France, and Germany, while declining in its two largest markets, the U.S. and the U.K. Gentleman Jack's net sales grew at a double-digit rate on both a reported and a constant currency basis for the six month period.

 - Jack Daniel's & Cola registered significant double-digit growth in net sales on both a reported and underlying basis as the brand experienced depressed results in the comparable period last year that followed the April 2008 unexpected significant increase of the ready-to-drink tax in Australia.
   The brand has also benefited from strong gains in Germany as well as geographic expansion in Mexico and the U.K.

 - Finlandia global net sales declined significantly on both a reported and constant currency basis reflecting soft trends in Eastern Europe, particularly Poland, due to trading down within the brand to smaller sizes, softer sales of higher-margin flavored vodkas, and inventory reductions at the retail levels, which occurred in the first quarter of this fiscal year.

 - Southern Comfort global net sales on both a reported and constant currency basis declined in the high-single digits during the first half of the fiscal year. We believe Southern Comfort's negative trends continue to be influenced by weakness in the on-premise channel around the world. Southern Comfort ready-to-pour expressions have generated incremental sales through the first six months of the fiscal year as consumers have purchased these on-premise-type cocktails for off-premise consumptions.

 - el Jimador experienced strong growth in both constant currency net sales and depletions as positive consumer and trade response to the brand's reformulation and repackaging continued in both Mexico and the U.S.

Our gross profit decreased $24.4 million, or 3%, due primarily to the effects of a strong dollar, a decrease in trade inventories, and the loss of gross profit from discontinued brands. The absence of last year's first quarter $22.4 million non-cash inventory write-down related to agave plants partially offset these factors.

--------
(6) Depletions are shipments direct to retail or from distributors to wholesale and retail customers, and are commonly regarded in the industry as an approximate measure of consumer demand.

The following table shows the major factors influencing the change in gross profit for the period:
                                                         Change vs.
                                                        Prior Period

   Foreign exchange                                         (2%)
   Estimated net change in trade inventories                (2%)
   Discontinued brands                                      (1%)
   Underlying change in gross profit                        (1%)
   Non-cash agave inventory write-down(7)                    3%
                                                           -----
   Reported change in gross profit                          (3%)
                                                           =====

Despite flat underlying net sales for the six-month period, underlying gross profit declined 1% due in part to a larger proportion of net sales generated this fiscal year by lower margin products such as Jack Daniel's & Cola.

Our overall gross margin as a percent of net sales improved 1.4% points for the first six months of the fiscal year due primarily to the absence of both the non-cash agave inventory write-down and profits associated with lower margin sold or discontinued brands from our portfolio. Excluding these items, gross margins declined modestly compared to a year ago due in part to the lower margin ready-to-drink brands representing a larger share of our total business.

Advertising investments were down $38.8 million or 19% for the first half of the fiscal year compared to the first half of last year due in part to the impact of a stronger U.S. dollar and the absence of spending behind brands that are no longer in our portfolio. Excluding these items, advertising investments remained significantly below the same period last year, primarily reflecting a shift in investments to the second half of the fiscal year and a continued reallocation of brand investment to other activities such as value-added packaging and targeted consumer price promotions, neither of which is reflected in advertising expense.

Selling, general, and administrative expenses decreased $42.0 million, or 15%, over the first half of last year. Several factors influenced this reduction in spending including the impact of a stronger U.S. dollar, the benefit of the actions we took during fiscal 2009 to reduce our cost base including an early retirement program and an overall reduction in workforce, the timing of some activities, and the continued tight management of discretionary expenses.

Operating income increased $55.3 million, or 15%, compared to the first half of last year. Operating income benefited from planned cost savings and efficiencies, a shift in advertising and selling, general, and administrative spending to the second half of the fiscal year, and the absence of the $22.4 million non-cash agave inventory write-down in last year's first quarter. These positive factors were only partially offset by a reduction in net trade inventory levels and the loss of profits associated with discontinued brands.

--------
(7) Refers to an abnormal number of agave plants identified during the first quarter of fiscal 2009 as dead or dying. Although agricultural uncertainties are inherent in our tequila or any other business including the growth and harvesting of raw materials, we believe that the magnitude of this item distorts the underlying trends of our business.

The following table summarizes the major factors influencing the change in operating income for the period:
                                                         Change vs.
                                                        Prior Period

   Estimated net change in trade inventories                (5%)
   Discontinued brands                                      (2%)
   Non-cash agave inventory write-down                       7%
   Underlying change in operating income                    15%
                                                           -----
   Reported change in operating income                      15%
                                                           =====

Net interest expense decreased by $0.8 million, reflecting lower net debt and a reduction in short-term interest borrowing rates compared to a year ago.

The effective tax rate for the first half of the year was 33.4%, compared to 33.3% reported in the first half of fiscal 2009.

Reported diluted earnings per share of $1.79 for the first six months increased 18% from the $1.52 earned in the same prior year period. Underlying growth in operating income, a reduction in net interest expense, and fewer shares outstanding resulting from our share repurchase activity authorized in December 2008, boosted the growth in earnings per share for the six months ended October 2009 compared to the same prior year period.

FULL-YEAR OUTLOOK

We are increasing and narrowing the range of our fiscal 2010 full-year earnings outlook to $2.95 to $3.15 per share. Depletion trends for many of our brands improved slightly in the second quarter when compared to the first quarter and we expect favorable comparisons as the year progresses. However, we remain concerned about the impact on consumption trends from a soft on-premise channel, consumer trading-down, and heightened competitive activity. While we anticipate operating expense reductions for the full fiscal year, trends through October are expected to moderate and potentially reverse during the next six months as advertising and promotion activities are more heavily weighted to the second half of the year. Additionally, declines in selling, general, and administrative expenses in the first half of this fiscal year are not expected to recur in the second half of the year due primarily to the timing of cost reductions realized in the prior year. We intend to remain flexible with operating expense plans and we believe we are in a position to increase investments if conditions warrant. The outlook reflects expected costs related to increased investments in brand packaging, other brand innovations, and production enhancements. Separately, there are a number of distribution contracts, primarily in Europe, that expire at the end of our fiscal year and early next fiscal year. We are currently evaluating alternatives and weighing various considerations as to any possible changes that may result. As a result, our full-year outlook does not include any estimates of potential one-time effects that may occur.

CRITICAL ACCOUNTING ESTIMATES

Our Annual Report on Form 10-K for the year ended April 30, 2009, includes a discussion of our critical accounting estimates, including those related to the valuation of our brand names.

We assess each of our brand names for impairment at least annually to ensure that the estimated fair value continues to exceed the related book value. A brand name is impaired if its book value exceeds estimated fair value. Fair value is determined using discounted estimated future cash flows and consideration of market values for similar assets when available. If the fair value of an evaluated brand name is less than its book value, the asset is written down to fair value. Considerable management judgment is necessary to assess impairment and estimate fair value. The assumptions used in our evaluations, such as forecasted growth rates and cost of capital, are consistent with our internal projections and operating plans.

While the global economic environment has affected the performance of some of our super-premium priced brands given their dependence on the on-premise channel, management concluded during the second quarter of fiscal 2010 that no events had resulted requiring an interim impairment analysis of any of our brand names. In accordance with our policy, we will test several brand names, including the brand names with the most significant value and most exposed to the economic downturn (Chambord and Herradura), during our third quarter. The book values of the Chambord and Herradura brand names at October 31, 2009 are $116.4 million and $124.2 million, respectively. The performance of the brands during the critical holiday season is important in assessing the overall trends and brand name values.

LIQUIDITY AND FINANCIAL CONDITION

Cash and cash equivalents declined $50.8 million during the six months ended October 31, 2009, compared to an increase of $207.9 million during the same period last year. Cash provided by operations was $205.7 million, up from $116.2 million for the same six-month period last year, primarily reflecting a lower seasonal increase in working capital and higher earnings (excluding non-cash items). Cash used for investing activities declined from last year by $14.0 million due largely to lower capital expenditures. Cash used for financing activities was $395.5 million more than last year, primarily reflecting a $254.5 million increase in net debt repayments and a $138.7 million increase in share repurchases. The impact on cash and cash equivalents as a result of exchange rate changes was an increase of $18.3 million for the six months ended October 31, 2009, compared to a decrease of $15.0 million for the same period last year.

In addition to our cash flow from operations, we have access to other liquidity sources. Our commercial paper program, supported by our bank credit facility, continues to fund our short-term credit needs at attractive interest rates. Our commercial paper has enjoyed steady demand from investors. If we could no longer get short-term funding in the commercial paper market, we expect that we could satisfy our liquidity needs by drawing on our $800 million bank credit facility. This facility expires April 30, 2012, and carries favorable terms compared with current market conditions. Under extreme market conditions, it is possible this agreement might not be fully funded. While we are alert to this uncertainty, because the health of the global banking system appears to be improving and the markets for investment-grade bonds and private placements are currently robust, we believe these should provide a source of long-term financing that we could use to pay off our short-term debt if necessary.

Our credit facility includes only one financial covenant, which requires that our consolidated EBITDA (as defined in the agreement) to consolidated interest expense not be less than a ratio of 3 to 1. At October 31, 2009, with a ratio of approximately 23 to 1, we were well within this covenant's parameters. No borrowings were outstanding under the credit facility as of October 31, 2009.

We have been closely monitoring our counterparty risks with respect to our cash balances and derivative contracts (that is, foreign currency and commodity hedges) and have unwound exposures when prudent. Absent significant further deterioration of market conditions, we believe our current liquidity position is strong and sufficient to meet all of our financial commitments for the foreseeable future, including the maturity of $150 million in floating rate notes on April 1, 2010.

In December 2008, we announced that our Board of Directors authorized the repurchase of up to a total of $250 million of our outstanding Class A and Class B common shares over the succeeding 12 months, subject to market conditions. Under this plan, which expired at the close of business on December 3, 2009, we repurchased a total of 4,249,039 shares (23,788 of Class A and 4,225,251 of Class B) for approximately $195.7 million. The average repurchase price per share, including broker commissions, was $47.13 for Class A and $46.06 for Class B.

On November 16, 2009, our Board of Directors approved a regular quarterly cash dividend of $0.30 per share on Class A and Class B common stock, representing a dividend per share increase of 4.3%. Stockholders of record on December 7, 2009, will receive the cash dividend on January 4, 2010.

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

                           PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about shares of our common stock that we repurchased during the quarter ended October 31, 2009:

                                                                          Total Number of       Approximate Dollar
                                                Total                    Shares Purchased        Value of Shares
                                              Number of      Average         as Part of          that May Yet Be
                                                Shares     Price Paid   Publicly Announced     Purchased Under the
                   Period                     Purchased     per Share    Plans or Programs      Plans or Programs
 August 1, 2009 - August 31, 2009               530,469      $43.74           530,469             $137,500,000
 September 1, 2009 - September 30, 2009         506,780      $47.90           506,780             $113,200,000
 October 1, 2009 - October 31, 2009             828,784      $48.78           828,784             $ 72,700,000
 Total                                        1,866,033      $47.11         1,866,033

As announced on December 4, 2008, our Board of Directors authorized the repurchase of up to a total of $250.0 million of outstanding Class A and Class B common stock over the succeeding 12 months, subject to market conditions. The shares presented in the above table were acquired as part of this repurchase plan, which expired at the close of business on December 3, 2009.

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


                                                BROWN-FORMAN CORPORATION
                                                     (Registrant)


Date:   December 9, 2009                   By:  /s/ Donald C. Berg
                                                Donald C. Berg
                                                Executive Vice President
                                                 and Chief Financial Officer
                                                (On behalf of the Registrant and
                                                 as Principal Financial Officer)

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



Date:   December 9, 2009                   By:  /s/ Paul C. Varga
                                                Paul C. Varga
                                                Chief Executive Officer

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



Date:   December 9, 2009                   By:  /s/ Donald C. Berg
                                                Donald C. Berg
                                                Chief Financial Officer

                                                                     Exhibit 32

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Brown-Forman Corporation ("the Company") on Form 10-Q for the period ended October 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in the capacity as an officer of the Company, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:   December 9, 2009                   By:  /s/ Paul C. Varga
                                           Paul C. Varga
                                           Chairman and Chief Executive Officer



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