Form 10-Q
period 2010-01-31
BROWN FORMAN CORP
filed 2010-03-11
CIK 14693

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JANUARY 31, 2010

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐     No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  February 28, 2010

Class A Common Stock ($.15 par value, voting)	56,601,083
Class B Common Stock ($.15 par value, nonvoting)	90,283,995

 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2010	2009	2010

Net sales	$784.1	$861.7	$2,508.9	$2,492.5
Excise taxes	191.7	224.3	564.7	585.5
Cost of sales	221.8	226.5	726.1	673.0
Gross profit	370.6	410.9	1,218.1	1,234.0
Advertising expenses	87.0	92.0	294.1	260.2
Selling, general, and administrative expenses	113.1	131.5	397.2	373.7
Amortization expense	1.3	1.3	3.8	3.8
Other (income) expense, net	(8.0)	12.2	(16.6)	4.8
Operating income	177.2	173.9	539.6	591.5
Interest income	1.3	0.5	4.7	1.9
Interest expense	9.4	7.6	28.2	23.6
Income before income taxes	169.1	166.8	516.1	569.8
Income taxes	45.7	58.9	161.3	193.3
Net income	$123.4	$107.9	$354.8	$376.5

Earnings per share:
Basic	$0.82	$0.73	$2.35	$2.54
Diluted	$0.81	$0.73	$2.34	$2.53

Cash dividends per common share:
Declared	$0.5750	$0.6000	$1.1190	$1.1750
Paid	$0.2875	$0.3000	$0.8315	$0.8750

 See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions)

	April 30,	January 31,
	2009	2010
Assets
Cash and cash equivalents	$340.1	$241.7
Accounts receivable, net	367.1	454.0
Inventories:
Barreled whiskey	313.1	304.2
Finished goods	143.3	153.4
Work in process	144.1	151.9
Raw materials and supplies	51.5	48.8
Total inventories	652.0	658.3

Current deferred tax assets	104.9	104.3
Other current assets	109.7	90.1
Total current assets	1,573.8	1,548.4

Property, plant and equipment, net	482.8	464.2
Goodwill	675.0	677.6
Other intangible assets	686.1	672.9
Deferred tax assets	11.0	10.0
Other assets	46.0	45.2
Total assets	$3,474.7	$3,418.3

Liabilities
Accounts payable and accrued expenses	$326.4	$361.4
Dividends payable	--	44.1
Accrued income taxes	5.4	4.8
Current deferred tax liabilities	14.3	15.3
Short-term borrowings	336.6	105.3
Current portion of long-term debt	152.9	153.1
Total current liabilities	835.6	684.0

Long-term debt	509.3	508.3
Deferred tax liabilities	79.6	109.8
Accrued pension and other postretirement benefits	175.6	171.4
Other liabilities	58.8	63.0
Total liabilities	1,658.9	1,536.5

Stockholders’ Equity
Common stock:
Class A, voting
(57,000,000 shares authorized; 56,964,000 shares issued)	8.5	8.5
Class B, nonvoting
(100,000,000 shares authorized; 99,363,000 shares issued)	14.9	14.9
Additional paid-in capital	67.6	63.7
Retained earnings	2,189.2	2,391.8
Accumulated other comprehensive loss	(133.0)	(117.1)
Treasury stock, at cost (6,200,000 and 9,443,000
shares at April 30 and January 31, respectively)	(331.4)	(480.0)
Total stockholders’ equity	1,815.8	1,881.8
Total liabilities and stockholders’ equity	$3,474.7	$3,418.3

See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Nine Months Ended
	January 31,
	2009	2010
Cash flows from operating activities:
Net income	$354.8	$376.5
Adjustments to reconcile net income to net cash provided by operations:
Non-cash asset write-downs	22.4	11.6
Depreciation and amortization	40.1	43.8
Gain on sale of brand names	(20.4)	--
Loss on sale of property, plant, and equipment	3.7	--
Stock-based compensation expense	6.2	5.8
Deferred income taxes	1.8	32.5
Changes in assets and liabilities	(65.7)	(45.7)
Cash provided by operating activities	342.9	424.5

Cash flows from investing activities:
Additions to property, plant, and equipment	(37.1)	(17.2)
Proceeds from sale of brand names, net of transaction costs	16.8	--
Computer software expenditures	(2.5)	(2.2)
Cash used for investing activities	(22.8)	(19.4)

Cash flows from financing activities:
Net change in short-term borrowings	(179.7)	(231.3)
Repayment of long-term debt	(2.9)	(1.7)
Proceeds from long-term debt	249.1	--
Debt issuance costs	(1.7)	--
Net payments related to exercise of stock options	(5.6)	(3.8)
Excess tax benefits from stock options	4.2	3.0
Acquisition of treasury stock	(22.8)	(157.5)
Dividends paid	(125.6)	(129.8)
Cash used for financing activities	(85.0)	(521.1)

Effect of exchange rate changes on cash and cash equivalents	(19.3)	17.6

Net increase (decrease) in cash and cash equivalents	215.8	(98.4)

Cash and cash equivalents, beginning of period	118.9	340.1

Cash and cash equivalents, end of period	$334.7	$241.7

See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In these notes, “we,” “us,” and “our” refer to Brown-Forman Corporation.

1.         Condensed Consolidated Financial Statements

We prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information.  In accordance with those rules and regulations, we condensed or omitted certain information and disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  We suggest that you read these condensed financial statements together with the financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended April 30, 2009 (the “2009 Annual Report”).

In our opinion, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial results for the periods covered by this report.

We prepared the accompanying financial statements on a basis that is substantially consistent with the accounting principles applied in our 2009 Annual Report, except that during the first quarter of fiscal 2010, we adopted new accounting standards regarding:

•	accounting for and disclosing information about transactions in which control is obtained over another business (i.e., business combinations);
•	measuring and disclosing the fair value of certain nonfinancial assets and liabilities;
•	the treatment of unvested share-based awards, such as restricted stock, in the calculation of earnings per share; and
•	disclosing the fair value of financial instruments in interim financial statements.

Also, in June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification™ (“Codification”) as the single source (other than rules and interpretive releases of the SEC) of authoritative GAAP for nongovernmental entities.  The Codification, which is not intended to change GAAP, is effective for financial statements issued for periods ending after September 15, 2009, including the accompanying financial statements for the periods ended January 31, 2010.

Our adoption of these new accounting standards had no material impact on our financial statements.

2.         Inventories

We use the last-in, first-out (“LIFO”) method to determine the cost of most of our inventories.  If the LIFO method had not been used, inventories at current cost would have been $188.5 million higher than reported as of April 30, 2009, and $213.9 million higher than reported as of January 31, 2010.  Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

During the three months ended July 31, 2008, we recorded a $22.4 million provision for inventory losses (which was included in cost of sales) resulting from abnormally high levels of mortality and disease in some of our agave fields.

3.         Income Taxes

Our consolidated quarterly effective tax rate is based upon our expected annual operating income, statutory tax rates, and income tax laws in the various jurisdictions in which we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. The effective tax rate of 33.9% for the nine months ended January 31, 2010, is based on an expected tax rate from operations of 32.6% on ordinary income for the full fiscal year, the recognition of additional tax expense related to discrete items arising during the period, interest on previously provided tax contingencies, and the impact of a portion of the non-cash write-down of the Don Eduardo brand name that is not deductible.  Our expected tax rate from operations includes current fiscal year additions for existing tax contingency items.

We believe it is reasonably possible that there may be a net increase in our gross unrecognized tax benefits of approximately $1.2 million in the next 12 months as a result of tax positions taken in the current period and expirations of statutes of limitations.

We file income tax returns in the U.S., including several state and local jurisdictions, as well as in several other countries in which we conduct business.  The major jurisdictions and their earliest fiscal years that are currently open for tax examinations are 1998 in the U.S., 2007 in Mexico, 2006 in Australia and Italy, 2005 in Ireland, 2004 in Poland and Finland, and 2003 in the U.K.  Audits of our fiscal 2006 and 2007 U.S. federal tax returns, which were initiated during fiscal 2009, remain open.

4.         Earnings Per Share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of all unrestricted common shares outstanding during the period.  Diluted earnings per share further includes the dilutive effect of stock options, stock-settled appreciation rights (“SSARs”), and restricted stock units (“RSUs”).  Stock-based awards for approximately 1,438,000 common shares and 1,341,000 common shares were excluded from the calculation of diluted earnings per share for the periods ended January 31, 2009 and 2010, respectively, because the exercise price of the awards was greater than the average market price of the shares.

We have granted restricted shares of common stock to certain employees as part of their compensation.  These restricted shares, which have varying vesting periods, contain nonforfeitable rights to dividends declared on common stock.  As a result, the unvested restricted shares are considered participating securities in the calculation of earnings per share in accordance with a new accounting standard that we adopted retrospectively effective May 1, 2009.  The adoption decreased previously reported basic earnings per share for the nine months ended January 31, 2009, from $2.36 to $2.35.  No other earnings per share amounts reported for the periods ended January 31, 2009, changed as a result of adopting the new accounting standard.

The following table presents information concerning basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions, except per share amounts)	2009	2010	2009	2010

Basic and diluted net income	$123.4	$107.9	$354.8	$376.5
Income allocated to participating securities (restricted shares)	(0.2)	(0.1)	(0.5)	(0.5)
Net income available to common stockholders	$123.2	$107.8	$354.3	$376.0

Share data (in thousands):
Basic average common shares outstanding	150,544	146,758	150,592	148,162
Dilutive effect of stock options, SSARs and RSUs	794	784	1,008	718
Diluted average common shares outstanding	151,338	147,542	151,600	148,880

Basic earnings per share	$0.82	$0.73	$2.35	$2.54
Diluted earnings per share	$0.81	$0.73	$2.34	$2.53

5.         Pension and Other Postretirement Benefits

The following table shows the components of the pension and other postretirement benefit expense recognized during the periods covered by this report:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions)	2009	2010	2009	2010
Pension Benefits:
Service cost	$3.4	$2.7	$9.9	$8.1
Interest cost	7.5	8.1	22.6	24.3
Expected return on plan assets	(8.7)	(8.6)	(26.1)	(25.7)
Amortization of:
Prior service cost	0.2	0.2	0.6	0.7
Net actuarial loss	1.6	1.0	4.9	2.9
Net expense	$4.0	$3.4	$11.9	$10.3

Other Postretirement Benefits:
Service cost	$0.3	$0.2	$0.9	$0.7
Interest cost	0.9	0.9	2.6	2.6
Amortization of net actuarial gain	--	--	--	(0.1)
Net expense	$1.2	$1.1	$3.5	$3.2

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

7.         Comprehensive Income

Comprehensive income is a broad measure of the effects of all transactions and events (other than investments by or distributions to stockholders) that are recognized in stockholders' equity, regardless of whether those transactions and events are included in net income.  The following table adjusts net income for the other items included in the determination of comprehensive income:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions)	2009	2010	2009	2010

Net income	$123.4	$107.9	$354.8	$376.5
Other comprehensive income (loss), net of tax:
Net gain (loss) on cash flow hedges	(1.1)	9.4	25.0	(8.7)
Postretirement benefits adjustment	--	0.9	1.9	2.2
Foreign currency translation adjustment	(14.8)	(4.6)	(114.2)	22.4
	(15.9)	5.7	(87.3)	15.9
Comprehensive income	$107.5	$113.6	$267.5	$392.4

Accumulated other comprehensive income (loss) consisted of the following:

	April 30,	January 31,
(Dollars in millions)	2009	2010

Postretirement benefits adjustment	$(127.2)	$(125.0)
Cumulative translation adjustment	(10.3)	12.1
Unrealized gain (loss) on cash flow hedge contracts	4.5	(4.2)
	$(133.0)	$(117.1)

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

We use currency derivative contracts to limit our exposure to the currency exchange risk that we cannot mitigate internally by using netting strategies.  We designate most of these contracts as cash flow hedges of forecasted transactions (expected to occur within three years).  We record all changes in the fair value of cash flow hedges (except any ineffective portion) in accumulated other comprehensive income (“AOCI”) until the underlying hedged transaction occurs, at which time we reclassify that amount into earnings.  We designate some of our currency derivatives as hedges of net investments in foreign subsidiaries.  We record all changes in the fair value of net investment hedges (except any ineffective portion) in the cumulative translation adjustment component of AOCI.

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

As of January 31, 2010, we had outstanding foreign currency contracts with a total notional amount of $374.1 million, related primarily to our euro, British pound, and Australian dollar exposures.

We also had outstanding exchange-traded futures and options contracts on three million bushels of corn as of January 31, 2010.  We use these contracts to mitigate our exposure to corn price volatility.  Because we do not designate these contracts as hedges for accounting purposes, we immediately recognize the changes in their fair value in earnings.

We manage our interest rate risk with swap contracts.  As of January 31, 2010, we had fixed-to-floating interest rate swaps outstanding with a notional value of $150.0 million and a maturity matching our bonds due April 1, 2012.  These swaps are designated as fair value hedges.  The change in fair value of the swap not related to accrued interest is offset by a corresponding adjustment to the carrying value of the bond.

The following table presents the fair values of our derivative instruments as of January 31, 2010.  As required by GAAP, the fair values are presented below on a gross basis, even though the fair values of those instruments that are subject to master settlement arrangements are presented on a net basis in the accompanying consolidated balance sheet.

(Dollars in millions)	Classification	Fair value of derivatives in a gain position	Fair value of derivatives in a loss position
Designated as cash flow hedges:
Foreign currency contracts	Other current assets	$0.5	$(0.2)
Foreign currency contracts	Other assets	1.4	(0.4)
Foreign currency contracts	Accrued expenses	2.7	(16.8)
Foreign currency contracts	Other liabilities	0.1	(0.4)

Designated as fair value hedges:
Interest rate swap contracts	Other assets	0.3	--

Designated as net investment hedges:
Foreign currency contracts	Other current assets	--	(0.4)

Not designated as hedges:
Foreign currency contracts	Other current assets	0.5	--
Foreign currency contracts	Accrued expenses	--	(0.1)
Commodity contracts	Accrued expenses	--	(0.6)

This table presents the amounts affecting our consolidated statement of operations for the periods covered by this report:

(Dollars in millions)	Classification	Three Months Ended January 31, 2010	Nine Months Ended January 31, 2010
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	N/A	$7.5	$(24.5)
Net loss reclassified from AOCI into income	Net sales	(7.7)	(9.8)

Interest rate derivatives designated as fair value hedges:
Net gain recognized in income*	Other income	0.3	0.3
* The effect on the hedged item was an equal but offsetting amount for the periods presented.

Currency derivatives designated as net investment hedges:
Net loss recognized in AOCI	N/A	(2.0)	(5.3)

Derivatives not designated as hedging instruments:
Currency derivatives – net gain (loss) recognized in income	Net sales	1.5	(9.7)
Currency derivatives – net gain recognized in income	Other income	2.6	0.9
Commodity derivatives – net loss recognized in income	Cost of sales	(0.3)	(1.3)

We expect to reclassify $6.9 million of deferred net losses recorded in AOCI as of January 31, 2010, to earnings during the next 12 months.  Such reclassification would offset the anticipated earnings impact of the underlying hedged exposures.  The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur.  The maximum term of our contracts outstanding at January 31, 2010 is 18 months.

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

Some of our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below such level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. As of January 31, 2010, the aggregate fair value of all derivatives with creditworthiness requirements that were in a net liability position was $8.3 million.

9.           Fair Value of Financial Instruments

The fair value of cash, cash equivalents, and short-term borrowings approximates the carrying amount due to the short maturities of these instruments.  We estimate the fair value of long-term debt using discounted cash flows based on our incremental borrowing rates for similar debt.  The fair value of commodity and foreign currency contracts is determined as discussed in Note 10.  As of January 31, 2010, the fair values and carrying amounts of these instruments were as follows:

(Dollars in millions)	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$241.7	$241.7
Foreign currency contracts	1.4	1.4
Interest rate swap contracts	0.3	0.3

Liabilities:
Commodity contracts	0.6	0.6
Foreign currency contracts	14.4	14.4
Short-term borrowings	105.3	105.3
Current portion of long-term debt	153.1	153.1
Long-term debt	508.3	550.5

10.           Fair Value Measurements

The fair values of assets and liabilities are categorized into three levels based upon the assumptions (inputs) used to determine those values.  Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment.  The three levels are:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities.
•
Level 2 – Observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be derived from or corroborated by observable market data.

•	Level 3 – Unobservable inputs that are supported by little or no market activity.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis in the accompanying balance sheet as of January 31, 2010:

(Dollars in millions)	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency contracts	$1.4	--	$1.4	--
Interest rate swap contracts	0.3	--	0.3	--

Liabilities:
Commodity contracts	0.6	0.6	--	--
Foreign currency contracts	14.4	--	14.4	--

The fair value of commodity contracts is based on quoted prices in active markets.  The fair values of foreign exchange contracts and interest rate swap contracts are determined through pricing models or formulas using observable market data.

Some assets and liabilities are measured at fair value on a nonrecurring basis; that is, they not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when an asset is determined to be impaired).  The fair values of assets and liabilities measured at fair value on a nonrecurring basis during fiscal 2010 were not material as of January 31, 2010.

11.           Brand Name and Trademark Intangible Assets

We assess each of our brand names and trademarks ("brand names") for impairment at least annually.  A brand name is considered impaired if its book value exceeds its estimated fair value.  We estimate that fair value using the relief from royalty method, which incorporates assumptions about future revenues, growth rates, discount rates and royalty rates, with consideration of market values for similar assets when available.  Considerable management judgment is necessary to estimate fair value, including the selection of assumptions.  If the estimated fair value of a brand name is less than its book value, we write down the brand name’s book value to the estimated fair value via a non-cash impairment charge to earnings.

In accordance with our policy, we assessed several of our brand names for impairment during the quarter ended January 31, 2010.  Our assessment indicated that the book value of one of those brand names, Don Eduardo, exceeded its fair value by $11.6 million.  As a result, we wrote down the book value of the Don Eduardo brand name by that amount, which is reflected in other expense in the accompanying statement of operations.  The remaining book value of the Don Eduardo brand name is not material.  The decline in its value reflects a significant reduction in estimated future net sales for this low volume, high-priced tequila brand that has in part been affected by the downturn in the global economic environment over the past 18 months.

No impairment was indicated by the assessments performed during the third quarter for our other brand names.  However, two of our recently-acquired brand names, Chambord and Herradura, have also been adversely affected by the weakened global economy.  As of January 31, 2010, the estimated fair value of the Chambord and Herradura brand names exceeded their book values of $116.5 million and $124.2 million by approximately $2.0 million and $1.0 million, respectively.  Future events or changes in the assumptions used to estimate those fair values could significantly change those fair values, which could result in future impairment charges.

In accordance with our policy, the Finlandia and Tuaca brand names are scheduled to be tested for impairment during the fourth quarter.  (The book values of the Finlandia and Tuaca brand names at January 31, 2010 are $296.6 million and $24.4 million, respectively.)  Unlike the brand names assessed during the third quarter, the fair values of Finlandia and Tuaca have significantly exceeded their book values in previous assessments.  Based on this, and other factors, we concluded that no triggering events occurred to require an interim impairment analysis during the third quarter.

Item 2.  Management’s Discussion and Analysis of Financial Condition
             and Results of  Operations

You should read the following discussion and analysis along with our 2009 Annual Report. Note that the results of operations for the nine months ended January 31, 2010, do not necessarily indicate what our operating results for the full fiscal year will be.  In this Item, “we,” “us,” and “our” refer to Brown-Forman Corporation.

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

•
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

•	competitors’ pricing actions (including price reductions, promotions, discounting, couponing or free goods), marketing, product introductions, or other competitive activities aimed at our brands
•	trade or consumer reaction to our product line extensions or marketing activities
•
prolonged or deeper declines in consumer confidence or spending, whether related to global economic conditions, wars, natural disasters, weather, pandemics (such as swine flu), terrorist attacks or other factors

•
changes in tax rates (including excise, sales, corporate, individual income, dividends, capital gains) or in related reserves, changes in tax rules (e.g., LIFO, foreign income deferral, U.S. manufacturing deduction) or accounting standards, tariffs,  or other restrictions affecting beverage alcohol, and the unpredictability and suddenness with which they can occur

•	trade or consumer resistance to price increases in our products
•	tighter governmental restrictions on our ability to produce, sell, price, or market our products, including advertising and promotion
•	business disruption, decline or costs related to reductions in workforce or other cost-cutting measures
•	lower returns on pension assets, higher interest rates on debt, or significant changes in recent inflation rates (whether up or down)
•	fluctuations in the U.S. dollar against foreign currencies, especially the euro, British pound, Australian dollar, or Polish zloty
•
changes in consumer behavior including further reduction of bar, restaurant, hotel and other on-premise business; shifts to discount store purchases or shifts away from premium-priced products; other price-sensitive consumer behavior; or further reductions in travel

•	changes in consumer preferences, societal attitudes or cultural trends that result in reduced consumption of our products
•	distribution arrangement decisions that affect the timing of our sales, temporarily disrupt the marketing or sale of our products, or that result in implementation-related costs
•	adverse impacts resulting from our acquisitions, dispositions, joint ventures, business partnerships, or portfolio strategies
•
lower profits, due to factors such as fewer used barrel sales, lower production volumes (either for our own brands or those of third parties), sales mix shift toward lower priced or lower margin skus, or cost increases in energy or raw materials, such as grapes, grain, agave, wood, glass, plastic, or closures

•	climatic changes, agricultural uncertainties, our suppliers’ financial hardships or other factors that affect the availability or quality of grapes, agave, grain, glass, closures, plastic, or wood
•	negative publicity related to our company, brands, personnel, operations, business performance or prospects
•	product counterfeiting, tampering, or contamination and resulting negative effects on our sales, brand equity, or corporate reputation
•	adverse developments stemming from state, federal or other governmental investigations of beverage alcohol industry business, trade, or marketing practices by us, our distributors, or retailers
•	impairment in the recorded value of any assets, including receivables, inventory, fixed assets, goodwill or other intangibles

Results of Operations:
Third Quarter Fiscal 2010 Compared to Third Quarter Fiscal 2009

A summary of our operating performance (dollars expressed in millions, except per share amounts) is presented below.
	Three Months Ended
	January 31,
	2009	2010	Change

Net sales	$784.1	$861.7	10%
Gross profit	370.6	410.9	11%
Advertising expenses	87.0	92.0	6%
Selling, general, and administrative expenses	113.1	131.5	16%
Amortization expense	1.3	1.3
Other (income) expense, net	(8.0)	12.2
Operating income	177.2	173.9	(2%)
Interest expense, net	8.1	7.1
Income before income taxes	169.1	166.8	(1%)
Income taxes	45.7	58.9
Net income	123.4	107.9	(13%)

Gross margin	47.3%	47.7%

Effective tax rate	27.0%	35.3%

Earnings per share:
Basic	$0.82	$0.73	(10%)
Diluted	0.81	0.73	(10%)

Net sales for the three months ended January 31, 2010 were $861.7 million, up $77.6 million or 10% compared to the same prior year period.  The major factors driving the increase in net sales for the quarter were the benefits of a weaker U.S. dollar, a net change in estimated trade inventory levels, and volumetric gains for several brands in our portfolio including Jack Daniel’s & Cola, Jack Daniel’s Tennessee Whiskey, Gentleman Jack, Antiguo, and el Jimador.  These positive factors were partially offset by the loss of sales associated with sold and discontinued brands and net sales declines for Southern Comfort, Finlandia and Agency Brands, particularly Maximus in Poland.  On a geographic basis, our overall net sales grew in several markets for the quarter including Australia, the U.S., Mexico, and Germany, while net sales declined in the U.K. and Poland.

The components of the 10% increase in net sales for the quarter were:

Change vs. Prior Period
• Foreign exchange1	5%
• Estimated net change in trade inventories2	4%
• Underlying change3 in net sales	2%
• Excise tax increases4	1%
• Discontinued brands5	(2%)
Reported change in net sales	10%

Gross profit increased $40.3 million, or 11%, from the third quarter of last year.  The same factors that drove the increase in net sales for the quarter also contributed to the growth in gross profit for the same period.  In addition, production efficiencies in the quarter also contributed to the growth in gross profit.  Gross margin of 47.7% improved slightly compared to 47.3% in the prior year period.

The following table shows the major factors influencing the changes in gross profit for the quarter:

Change vs. Prior Period
• Estimated net change in trade inventories	5%
• Foreign exchange	3%
• Underlying change in gross profit	3%
Reported change in gross profit	11%

1 Refers to net gains and losses incurred by the company relating to sales and purchases in currencies other than the U.S. dollar.  We use the measure to understand the growth of the business on a constant dollar basis as fluctuations in exchange rates can distort the underlying growth of our business (both positively and negatively).  To neutralize the effect of foreign exchange fluctuations, we have historically translated current year results at prior year rates.  We believe it is important to separately identify the impact that foreign exchange has on each major line item of our consolidated statement of operations.

2 Refers to the estimated financial impact of changes in wholesale trade inventories for our company's brands.  We compute this effect using our estimated depletion trends and separately identify trade inventory changes in the variance analysis for our key measures.  Based on the estimated depletions and the fluctuations in trade inventory levels, we then adjust the percentage variances from prior to current periods for our key measures.  We believe it is important to separately identify the impact of this item in order for management and investors to understand the results of our business that can arise from varying levels of wholesale inventories.

3 Underlying change represents the percentage increase or decrease in reported financial results in accordance with generally accepted accounting principles (GAAP) in the United States, exclusive of other items impacting period-over-period results.  We believe presenting the underlying change helps provide transparency to our comparable business performance.

4 Excise tax increases refers to the impact of the additional revenue related to these increases implemented during the period in several markets around the world.

5 Refers to both the company's December 2008 sale of its Bolla and FontanaCandida Italian wine brands to Gruppo Italiano Vini (GIV) and to the impact of certain agency brands distributed in various geographies that exited our portfolio during the comparable period.

Advertising expenses increased $5.0 million, or 6%, for the three month period reflecting the impact of a weaker U.S. dollar and a seasonal shift in advertising and promotional investments to this quarter.  Our investments employed in the quarter that were delayed from earlier in the year resulted in higher advertising spending in several markets including the U.S., Australia, and several markets in Central Europe and South America.  Spending behind several brands increased in the quarter including Jack Daniel’s Tennessee Whiskey, Gentleman Jack, Jack Daniel’s Single Barrel, Herradura, and Chambord.  Additionally, we continued to increase our investment behind our brands via other activities that are recorded elsewhere in the statement of operations including value-added packaging (cost of sales) and targeted consumer price promotions (net sales).

Selling, general and administrative expenses increased $18.4 million, or 16%, for the third quarter primarily as a result of higher performance-related incentive expenses compared to the same period a year ago when we reduced these expenses following the downturn in our business.  The negative impact of a weaker U.S. dollar relative to this period last year also contributed to the increase in selling, general and administrative expenses for the quarter.

Other expense increased $20.2 million compared to the third quarter last year, reflecting the absence of the gain from the divestiture of our Italian wine brands in the third quarter of last fiscal year ($20.4 million) and the non-cash write-down of the Don Eduardo brand name ($11.6 million) during the current fiscal year (see Note 11 to the condensed consolidated financial statements in Item 1), offset partially by the year-over-year net impact of the revaluation of certain monetary assets (including cash) and liabilities denominated in foreign currencies.

Operating income of $173.9 million declined $3.3 million, or 2%, from the same period last year.  The chart below summarizes the major factors influencing the change in operating income for the quarter, which are described above, and indicates underlying operating income declined 2%.  This decline was driven by higher performance based incentive compensation expense also discussed above that more than offset underlying net sales growth.

Change vs. Prior Period
• Estimated net change in trade inventories	11%
• Foreign exchange	9%
• Underlying change in operating income	(2%)
• Don Eduardo brand name write-down6	(7%)
• Discontinued brands	(13%)
Reported change in operating income	(2%)

Net interest expense decreased by $1.0 million reflecting lower net debt and a reduction in short-term interest borrowing rates compared to a year ago.

6 Refers to a non-cash charge related to the impairment of the trade name for Don Eduardo, a low volume, high-priced tequila.

The effective tax rate in the quarter was 35.3% compared to 27.0% reported in the third quarter of fiscal 2009.  The increase in our tax rate was driven primarily by the absence of items which favorably affected our effective tax rate in the third quarter of fiscal 2009.  These items included the net reversal of unrecognized tax benefits due to the expiration of statutes of limitations and the utilization of a portion of the capital loss carryforward from the previous sale of Lenox, Inc. to offset the tax gain realized from the Italian wine brands sale.  The write-down of the Don Eduardo brand name during the third quarter of fiscal 2010 also contributed to the increase in the tax rate for the quarter, as a portion of the impairment is not deductible.

Reported diluted earnings per share of $0.73 for the quarter decreased 10% from the $0.81 earned in the same prior year period.  The higher effective tax rate and lower operating income for the quarter more than offset the benefit to earnings per share resulting from the reduction in shares outstanding attributable to the share repurchase activity authorized in December 2008.

Results of Operations:
Nine Months Fiscal 2010 Compared to Nine Months Fiscal 2009

	Nine Months Ended
	January 31,
	2009	2010	Change

Net sales	$2,508.9	$2,492.5	(1%)
Gross profit	1,218.1	1,234.0	1%
Advertising expenses	294.1	260.2	(12%)
Selling, general, and administrative expenses	397.2	373.7	(6%)
Amortization expense	3.8	3.8
Other (income) expense, net	(16.6)	4.8
Operating income	539.6	591.5	10%
Interest expense, net	23.5	21.7
Income before income taxes	516.1	569.8	10%
Income taxes	161.3	193.3
Net income	354.8	376.5	6%

Gross margin	48.6%	49.5%

Effective tax rate	31.2%	33.9%

Earnings per share:
Basic	$2.35	$2.54	8%
Diluted	2.34	2.53	8%

Net sales for the nine months ended January 31, 2010 were down $16.4 million, or 1% compared to the same prior-year period.  The major factors driving the decrease in net sales were:

Change vs. Prior Period
• Underlying change in net sales	1%
• Excise tax increases	1%
• Foreign exchange	(1%)
• Discontinued brands	(2%)
Reported change in net sales	(1%)

Underlying net sales through January were up 1% versus the prior year supported by net sales growth for several brands in our portfolio including Jack Daniel’s & Cola, Gentleman Jack, Jack Daniel’s Tennessee Whiskey, el Jimador, Jack Daniel’s Single barrel, Woodford Reserve, and Southern Comfort Ready-To-Pour (RTP) as well as used barrels sales.  Lower net sales for brands such as Southern Comfort and Finlandia partially offset the growth recorded by these brands.  Australia, Germany, and France were the most significant geographies that experienced underlying growth in net sales while net sales declined in several countries including Poland, the U.K., Russia and Spain.  Our underlying net sales in the U.S. were flat.  We believe that our results over the first nine months were negatively affected by the decline in the on-premise channel, trading down by consumers to lower price brands, and some de-stocking in markets in Eastern Europe.  More specifically, for the first nine months of the fiscal year:

•
Jack Daniel’s Tennessee Whiskey net sales increased in the low single digits on both a reported and constant currency basis.  Global depletions7 for the brand improved in the third quarter as depletions increased 8% internationally and 1% in the U.S., lifting the brands worldwide depletion growth rate to 1% for the first nine months of the fiscal year.  In addition, for the first nine months of the fiscal year, the brand registered depletion gains in Australia, France, and Germany, while recording flat growth in the U.S. and declining slightly in its second largest market, the U.K.

•	Gentleman Jack’s and Jack Daniel’s Single Barrel net sales grew at a double-digit rate on both a reported and a constant currency basis for the nine month period.

•
Jack Daniel’s ready-to-drink brands registered significant double-digit growth in net sales on both a reported and constant currency basis as the brand has benefitted from strong volumetric gains in Germany as well as the geographic expansion into the U.K., Mexico, Italy, and a number of other markets.  In Australia, Jack Daniel’s & Cola registered double digit growth in both reported and constant currency net sales due in part to depressed results in the first six months of last year that followed the April 2008 unexpected increase of the ready-to-drink tax in the country.

7 Depletions are shipments direct to retail or from distributors to wholesale and retail customers, and are commonly regarded in the industry as an approximate measure of consumer demand.

•
Finlandia global net sales declined significantly on both a reported and constant currency basis reflecting soft trends in Eastern Europe, particularly Poland, due, we believe, to a soft economy exacerbated by unfavorable weather conditions, a very difficult on-premise channel, and significant inventory destocking earlier this fiscal year.

•
Southern Comfort global net sales on both a reported and constant currency basis declined in the mid-single digits during the first nine months of the fiscal year.  We believe Southern Comfort’s negative trends continue to be influenced in part by weakness in the on-premise channel around the world.  Southern Comfort ready-to-pour brands have generated incremental sales through the first nine months of the fiscal year as consumers have responded favorably to the newly introduced premixed versions of cocktails for off-premise consumption.

•
el Jimador experienced strong growth in both constant currency net sales and depletions reflecting double digit depletions gains in the U.S., outperformance of the overall tequila category in Mexico, and the expansion of the brand into international markets outside Mexico.

Our gross profit increased $15.9 million, or 1%, due primarily to the absence of last year’s first quarter $22.4 million non-cash inventory write-down related to agave plants.  The loss of gross profit from discontinued brands partially offset this factor.  As a result, our overall gross margin as a percentage of sales improved from 48.6% to 49.5% for the first nine months of the fiscal year.

The following table shows the major factors influencing the change in gross profit for the period:

Change vs. Prior Period
• Non-cash agave inventory write-down8	2%
• Discontinued brands	(1%)
Reported change in gross profit	1%

The aggregate impact of changes in sales mix, taking into consideration geographic markets, brands, sizes, and sales channels, contributed to our flat underlying gross profit change lagging the 1% underlying net sales growth through January.

Advertising investments were down $33.9 million or 12% for the first nine months of the fiscal year compared to the same period last year due in part to the impact of a stronger U.S. dollar and the absence of spending behind brands that are no longer in our portfolio.  Excluding these items, advertising investments remained significantly below the same period last year, primarily reflecting a continued reallocation of brand investment to other activities such as value-added packaging and targeted consumer price promotions, neither of which is reflected in advertising expense.  Additionally, we believe the expansion of our ready-to-drink brands serves as a form of advertising despite not being reflected as such in the statement of operations.

8 Refers to an abnormal number of agave plants identified during the first quarter of fiscal 2009 as dead or dying.  Although agricultural uncertainties are inherent in our tequila or any other business including the growth and harvesting of raw materials, we believe that the magnitude of this item distorts the underlying trends of our business.

Selling, general, and administrative expenses decreased $23.5 million, or 6%, over the first nine months of last year.  Several factors influenced this reduction in spending including the impact of a stronger U.S. dollar, the benefit of the actions we took during fiscal 2009 to reduce our cost base including an early retirement program and an overall reduction in workforce, the timing of some activities, and the continued tight management of discretionary expenses.  These reductions were partially offset by higher performance related incentive compensation expense compared to the same period a year ago.

Other expense increased $21.4 million compared to the first nine months of last year, reflecting the absence of the $20.4 million gain from the divestiture of our Italian wine brands last year and the $11.6 million write-down of the Don Eduardo brand name during the current fiscal year, offset partially by the year-over-year net impact of the revaluation of certain monetary assets (including cash) and liabilities that are denominated in foreign currencies.

Operating income reached $591.5 million, increasing $51.9 million, or 10%, compared to the first nine months of last year.  Operating income benefited from:

•	Planned cost savings and efficiencies;
•	Timing of spending;
•	The absence of the $22.4 million non-cash agave inventory write-down last year; and
•	The benefits of a weaker U.S. dollar.

Operating income growth was negatively affected by the absence of income from discontinued brands (including the gain last year on the sale of our Italian wine brands) and the write-down of the Don Eduardo brand name during the current fiscal year.

The following table summarizes the major factors influencing the change in operating income for the period and identifies our underlying operating income growth for the first nine months of the fiscal year of 10%.  Significant cost savings related to selling, general, and administrative expenses and advertising efficiencies were the primary drivers of the underlying growth in operating income through January.

Change vs. Prior Period
• Underlying change in operating income	10%
• Non-cash agave inventory write-down	5%
• Foreign exchange	2%
• Don Eduardo brand name write-down	(2%)
• Discontinued brands (including gain on sale)	(5%)
Reported change in operating income	10%

Net interest expense decreased by $1.8 million, reflecting lower net debt and a reduction in short-term interest borrowing rates compared to a year ago.

The effective tax rate for the first nine months of the year was 33.9%, compared to 31.2% reported in the first nine months of fiscal 2009.  The increase in our effective tax rate was largely driven by the absence of items which favorably impacted our effective tax rate last fiscal year including the net reversal in fiscal 2009 of unrecognized tax benefits due to the expiration of statutes of limitations and the utilization in fiscal 2009 of a portion of the capital loss carryforward from the sale of Lenox, Inc. to eliminate the tax gain realized from the Italian wine brands sale.  The non-cash write-down of the Don Eduardo brand name in the current fiscal year also contributed to the increase in the tax rate in fiscal 2010.

Reported diluted earnings per share of $2.53 for the first nine months increased 8% from the $2.34 earned in the same prior year period.  The same factors that boosted the increase in operating income also contributed to the gain in earnings per share.  In addition, earnings per share also benefitted from a reduction in net interest expense and fewer shares outstanding resulting from our share repurchase activity authorized in December 2008.  A higher effective tax rate only partially offset these gains.

Full-Year Outlook

We have adjusted our fiscal 2010 full-year earnings outlook to $2.98 to $3.08 per share, which incorporates the $0.07 per share non-cash trademark impairment charge.  In addition, this guidance includes expectations of continued underlying net sales trends, current foreign exchange spot rates, projected costs associated with route-to-consumer enhancements, and an anticipated higher effective tax rate.  We remain concerned about the impact on consumption trends from a soft on-premise channel, consumer trading-down, and heightened competitive activity.  While we anticipate overall operating expenses to decline for fiscal year 2010, year-to-date trends are expected to moderate as underlying investments in both advertising and selling, general, and administrative expenses are expected to be higher in the fourth quarter when compared to the same prior year period.

Critical Accounting Estimates

Our Annual Report on Form 10-K for the year ended April 30, 2009, includes a discussion of our critical accounting estimates, including those related to the valuation of our brand names.

We assess each of our brand names for impairment at least annually.  A brand name is considered impaired if its book value exceeds its estimated fair value.  We estimate that fair value using the relief from royalty method, which incorporates assumptions about future revenues, growth rates, discount rates and royalty rates, with consideration of market values for similar assets when available.  Considerable management judgment is necessary to estimate fair value, including the selection of assumptions.  If the estimated fair value of a brand name is less than its book value, we write down the brand name’s book value to the estimated fair value via a non-cash impairment charge to earnings.

In accordance with our policy, we assessed several of our brand names for impairment during the quarter ended January 31, 2010.  Our assessment indicated that the book value of one of those brand names, Don Eduardo, exceeded its fair value by $11.6 million.  As a result, we wrote down the book value of the Don Eduardo brand name by that amount, which is reflected in other expense in the accompanying statement of operations.  The remaining book value of the Don Eduardo brand name is not material.  The decline in its value reflects a significant reduction in estimated future net sales for this low volume, high-priced tequila brand that has in part been affected by the downturn in the global economic environment over the past 18 months.

No impairment was indicated by the assessments performed during the third quarter for our other brand names.  However, two of our recently-acquired brand names, Chambord and Herradura, have also been adversely affected by the weakened global economy.  As of January 31, 2010, the estimated fair value of the Chambord and Herradura brand names exceeded their book values of $116.5 million and $124.2 million by approximately $2.0 million and $1.0 million, respectively.  Future events or changes in the assumptions used to estimate those fair values could significantly change those fair values, which could result in future impairment charges.

In accordance with our policy, the Finlandia and Tuaca brand names are scheduled to be tested for impairment during the fourth quarter.  (The book values of the Finlandia and Tuaca brand names at January 31, 2010 are $296.6 million and $24.4 million, respectively.)  Unlike the brand names assessed during the third quarter, the fair values of Finlandia and Tuaca have significantly exceeded their book values in previous assessments.  Based on this, and other factors, we concluded that no triggering events occurred to require an interim impairment analysis during the third quarter.

Liquidity and Financial Condition

Cash and cash equivalents declined $98.4 million during the nine months ended January 31, 2010, compared to an increase of $215.8 million during the same period last year.  Cash provided by operations was $424.5 million, up from $342.9 million for the same nine-month period last year, reflecting higher earnings (excluding non-cash items) and a lower seasonal increase in working capital.  Cash used for investing activities declined from last year by $3.4 million, primarily reflecting a $19.9 million decrease in capital expenditures during the current year and last year’s receipt of $16.8 million, a portion of the proceeds from the sale of the Bolla and Fontana Candida brand names.  Cash used for financing activities was $436.1 million more than last year, primarily reflecting a $299.5 million increase in net debt repayments and a $134.7 million increase in share repurchases.  The impact on cash and cash equivalents as a result of exchange rate changes was an increase of $17.6 million for the nine months ended January 31, 2010, compared to a decrease of $19.3 million for the same period last year.

In addition to our cash flow from operations, we have access to other liquidity sources.  Our commercial paper program, supported by our bank credit facility, continues to fund our short-term credit needs at attractive interest rates with strong demand from investors.  Absent funding availability in the commercial paper market, our secondary source of short-term liquidity is our $800 million bank credit facility, which expires April 30, 2012, and carries favorable terms compared with current market conditions.  Under extreme market conditions, it is possible this agreement might not be fully funded.  While we are alert to this uncertainty, because the health of the global banking system has improved and the markets for investment-grade bonds and private placements are currently robust, we believe these should provide a source of long-term financing that we could use to pay off our short-term debt if necessary.

Our credit facility includes only one financial covenant, which requires that our consolidated EBITDA (as defined in the agreement) to consolidated interest expense not be less than a ratio of 3 to 1.  At January 31, 2010, with a ratio of approximately 25 to 1, we were well within this covenant’s parameters and there were no borrowings outstanding under the credit facility.

We continue to closely monitor our counterparty risks with respect to our cash balances and derivative contracts.  Absent significant further deterioration of market conditions, we believe our current liquidity position is strong and sufficient to meet all of our financial commitments for the foreseeable future, including the maturity of $150 million in floating rate notes on April 1, 2010.

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

On January 28, 2010, our Board of Directors approved a regular quarterly cash dividend of $0.30 per share on Class A and Class B common stock.  Stockholders of record on March 8, 2010, will receive the cash dividend on April 1, 2010.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We hold debt obligations, foreign currency forward and option contracts, and commodity futures contracts that are exposed to risk from changes in interest rates, foreign currency exchange rates, and commodity prices, respectively.  Established procedures and internal processes govern the management of these market risks.

Item 4.  Controls and Procedures

The Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of Brown-Forman (its principal executive and principal financial officers) have evaluated the effectiveness of the  company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, the CEO and CFO concluded that the company's disclosure controls and procedures: are effective to ensure that information required to be disclosed by the company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by the company in such reports is accumulated and communicated to the company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.  There has been no change in the company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about shares of our common stock that we repurchased during the quarter ended January 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

November 1, 2009 – November 30, 2009	309,968	$49.70	309,968	$57,300,000
December 1, 2009 – December 31, 2009	60,956	$50.58	60,956	--
January 1, 2010 – January 31, 2010	--	--	--	--
Total	370,924	$49.85	370,924

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

Item 6.  Exhibits

31.1           CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2           CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

        32              CEO and CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (not considered to be filed).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN-FORMAN CORPORATION
(Registrant)

Date: March 11, 2010	By:	/s/ Donald C. Berg
Donald C. Berg
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)