Form 10-K
period 2010-04-30
BROWN FORMAN CORP
filed 2010-06-25
CIK 14693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2010
Commission file number 002-26821

BROWN-FORMAN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	61-0143150
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
850 Dixie Highway	40210
Louisville, Kentucky	(Zip Code)
(Address of principal executive offices)
Registrant's telephone number, including area code (502) 585-1100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock (voting) $0.15 par value	New York Stock Exchange
Class B Common Stock (nonvoting) $0.15 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes          No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes            No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No  ☑

The aggregate market value, as of the last business day of the most recently completed second fiscal quarter, of the voting and nonvoting equity held by nonaffiliates of the registrant was approximately $4,200,000,000.

The number of shares outstanding for each of the registrant's classes of Common Stock on June 14, 2010 was:
Class A Common Stock (voting)	56,595,266
Class B Common Stock (nonvoting)	90,398,578

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's 2010 Annual Report to Stockholders are incorporated by reference into Parts I, II, and IV of this report.  Portions of the Proxy Statement of Registrant for use in connection with the Annual Meeting of Stockholders to be held July 22, 2010 are incorporated by reference into Part III of this report.

PART I
Item 1.  Business

Brown-Forman Corporation (“we,” “us,” or “our” below) was incorporated under the laws of the State of Delaware in 1933, successor to a business founded in 1870 as a partnership and subsequently incorporated under the laws of the Commonwealth of Kentucky in 1901.

We primarily manufacture, bottle, import, export, and market a wide variety of alcoholic beverage brands.  Our principal beverage brands are:

Jack Daniel’s Tennessee Whiskey	Early Times Kentucky Whisky
Jack Daniel’s Single Barrel	El Jimador Tequila
Jack Daniel’s Ready-to-Drinks	Fetzer Wines
Gentleman Jack	Five Rivers Wines
Southern Comfort	Herradura Tequila
Southern Comfort Ready-to-Drinks	Jekel Vineyards Wines
Southern Comfort Ready-to-Pours	Korbel California Champagnes*
Finlandia Vodka	Little Black Dress Wines
Antiguo Tequila	New Mix Ready-to-Drinks
Bel Arbor Wines	Old Forester Bourbon
Bonterra Vineyards Wines	Pepe Lopez Tequilas
Canadian Mist Blended Canadian Whisky	Sanctuary Wines
Chambord Liqueur	Sonoma-Cutrer Wines
Don Eduardo Tequila	Tuaca Liqueur
Early Times Bourbon	Woodford Reserve Bourbon

*Represented in the U.S. and other select markets by Brown-Forman

The most important brand in our portfolio is Jack Daniel’s, which is the fifth-largest premium spirits brand and the largest selling American whiskey brand in the world according to volume statistics published in February 2010 by Impact Databank, a well-known trade publication. Our other leading global brands are Finlandia, the sixth-largest selling vodka, Southern Comfort, the third-largest selling liqueur, and Canadian Mist, the fourth-largest selling Canadian whiskey, according to the recently published volume statistics referenced above. Our largest wine brands are Fetzer and Korbel, generally selling in the $6-11 per bottle price range. We believe the statistics used to rank these products are reasonably accurate.

Geographic information about net sales and long-lived assets is in Note 16 of the Notes to Consolidated Financial Statements on page 64 of our 2010 Annual Report to Stockholders, which information is incorporated into this report by reference.

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

Customers

In the United States, we sell our wine and spirits brands either through wholesale distributors or in states that directly control alcohol sales, state governments that then sell to retail customers and consumers.  In some markets, we have contracts with our distributors that are not for a fixed term.  These contracts are terminable at will and contain a liquidated damages provision that provides limited compensation based primarily on a percentage of purchases over time.  Some states have statutes that limit our ability to terminate our distribution relationship.

Our main international markets are the U.K., Australia, Mexico, Poland, Germany, France, Spain, Italy, South Africa, China, Japan, Canada, and Russia. We use a variety of distribution models outside the United States.  Our preference for a particular arrangement depends on a number of factors, including our assessment of a market’s long-term competitive dynamics and our portfolio’s stage of development in that market. We currently own and operate our distribution network in several markets, including Australia, China, the Czech Republic, Korea, Mexico, Poland, and Taiwan, and plan to begin doing so in Germany, Canada, and Brazil during the next year. In the United Kingdom, we partner with Bacardi to sell a combined portfolio of our companies’ brands. In all of these markets, we sell our beverage alcohol products directly to retail stores and to wholesalers. In many other markets, we use third parties to distribute our portfolio of brands.

For more information about our customers, refer to the section entitled "Our Distribution Network" on page 37 of the 2010 Annual Report to Stockholders, which information is incorporated into this report by reference.

Ingredients and Other Supplies

The principal raw materials used in manufacturing and packaging our distilled spirits are corn, rye, malted barley, agave, sugar, glass, cartons, PET (polyethylene terephthalate), labels, and wood for barrels, which are used for storage of bourbon, Tennessee whiskey, and certain tequilas.  The principal raw materials used in liqueurs are neutral spirits, sugar, and wine, while the principal raw materials used in our ready-to-drink products are sugar, neutral spirits, whiskey, tequila, or malt.  Currently, none of these raw materials is in short supply, and there are adequate sources from which they may be obtained, but shortages in some of these can occur.

Due to aging requirements, production of whiskeys, certain tequilas, and other distilled spirits is scheduled to meet demand three to ten years in the future. Accordingly, our inventories may be larger in relation to sales and total assets than would be normal for most other businesses.

The principal raw materials used in the production of wines are grapes, packaging materials and wood for wine barrels. Grapes are primarily purchased under contracts with independent growers, and we also own some vineyards in California; from time to time, our grape costs are adversely affected by weather and other forces that may limit production. We believe that our relationships with our growers are good.

Competition

For information about our competition, refer to the section entitled "Our Competition" on pages 37 and 38 of the 2010 Annual Report to Stockholders, which information is incorporated into this report by reference.

Regulatory Environment

The Alcohol and Tobacco Tax and Trade Bureau of the United States Treasury Department regulates the wine and spirits industry with respect to production, blending, bottling, sales, advertising, and transportation of industry products. Also, each state regulates the advertising, promotion, transportation, sale, and distribution of such products.

Under federal regulations, bourbon and Tennessee whiskeys must be aged for at least two years in new charred oak barrels.  We age all of our whiskeys for a minimum of three to six years.  Federal regulations also require that "Canadian" whiskey must be manufactured in Canada in compliance with Canadian laws.  Mexican authorities regulate the production of tequilas, which among other specifications, require minimum aging periods for anejo (one year) and reposado (two months) tequilas.  We believe we are in compliance with these regulations.

Employees

As of April 30, 2010, we employed about 3,900 persons, including approximately 200 employed on a part-time or temporary basis.  We believe our employee relations are good.

For more information about our business, refer to the sections entitled “Our Operations and Our Markets” and “Our Brands” in Management’s Discussion and Analysis on pages 35 through 37 of the 2010 Annual Report to Stockholders, which information is incorporated into this report by reference.

Available Information

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file with the SEC at http://www.sec.gov.

Our website address is www.brown-forman.com.  Please note that our website address is provided as an inactive textual reference only.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports are available free of charge on our website as soon as reasonably practicable after we electronically file those reports with the SEC.  The information provided on our website is not part of this report, and is therefore not incorporated by reference, unless such information is otherwise specifically referenced elsewhere in this report.

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

Item 1A.  Risk Factors

You should carefully consider the risk factors described below and throughout this report, which could materially affect our business. There are also risks that are not presently known or not presently material, as well as the other information set forth in this report that could materially affect our business. In addition, in our periodic filings with the SEC, press releases, and other written and oral statements, we discuss estimates and projections about trends, future performance and our business outlook. Such "forward-looking statements" inherently involve risks and uncertainties that could cause our actual results to differ materially from our historical results or our present expectations and projections, and adversely affect our results of operations, financial condition and the trading price of our stock in future periods. We caution investors not to place undue reliance on any forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise. The discussion of risks below and elsewhere in this report is by no means all inclusive, but is designed to highlight what we believe are important factors to consider when evaluating our future performance.

Unfavorable general economic conditions could negatively affect our operations and results significantly.

Although the severe global economic conditions experienced over the last couple of years have improved somewhat, the degree and pace of recovery is expected to vary around the globe. Our business and financial results will continue to be affected by worldwide economic conditions. The recent global recession and market turmoil led to a widespread reduction of business activity in general. Consumer confidence and spending decreased dramatically and remain down significantly in many countries. Liquidity, including both business and consumer credit, contracted in a number of our major markets. Unemployment rates have increased significantly in the United States and many other countries that are significant for our business. Many wine and spirits consumers have "traded down" to less expensive products and to drinking occasions and venues less favorable to some of our premium and super-premium products. Some large retailers and consumers have been refusing to accept even moderate product price increases. Distributors and retailers reduced their levels of beverage alcohol inventory during the recession, and in some of our markets, Russia being an example, this trend has continued.

The prolongation, exacerbation or expansion of these trends in significant markets could adversely affect our business results. The specific ramifications are difficult to predict, but some potential effects are higher interest rates, significant changes in the rate of inflation (up or down), exchange rate fluctuations, and/or lower returns or discount rates on our pension assets (requiring higher contributions to our pension plans). Our suppliers, customers, and consumers could experience cash flow problems, credit defaults, and other financial hardships. Further, even as the economy picks back up, consumers may continue to curtail spending, make more value-driven and price-sensitive purchasing choices, and have more at-home drinking occasions rather than at restaurants, bars, and hotels. Governments may impose taxes and implement other measures to manage the economic conditions in ways that hurt our business. In sum, in a variety of different manifestations, these volatile and uncertain economic conditions, or their renewal or expansion, could have significant adverse effects on our business, financial position and results of operations, as could the continuation of one or more of the related trends noted above.

Our global growth is subject to a number of commercial and political risks.

We currently market products in more than 135 countries. In addition to the United States, significant markets for us include the United Kingdom, Australia, Mexico, Poland, Germany, France, Spain, Italy, South Africa, China, Japan, Canada, and Russia. We expect our future growth rates in international markets to surpass our growth rates in the United States. Emerging markets, such as Eastern Europe, Latin America, and Asia, as well as countries that some companies might consider to be developed markets, such as France and Australia, provide significant growth opportunities for us.

If anti-American sentiment became pronounced in the principal countries to which we export our beverage products, our global business could suffer. Potentially unstable governments or legal systems, intergovernmental disputes, military conflicts, local labor conditions and business practices, nationalizations, inflation, recession, pandemics, terrorist activities, laws regulating activities of United States-based companies abroad, and laws, regulations and policies of foreign governments, are also risks due to the global nature of our business. These and other political, commercial, and economic uncertainties in our various markets around the world may have a material adverse effect on our business, results of operations and future growth prospects.

The longer-term outlook for our business anticipates continued success of Jack Daniel's Tennessee Whiskey, Southern Comfort, Finlandia Vodka, Tequila Herradura, el Jimador Tequila, their respective brand families, and our other wine and spirits brands. This outlook is based in part on favorable demographic trends for the sale of wine and spirits through 2014 in the United States, and in many of our global markets for a varying numbers of years thereafter. If these demographic trends do not translate into corresponding sales increases, we may fail to meet our growth expectations. In addition, the somewhat less favorable demographic trends in the United States for several years subsequent to 2014 could negatively affect our performance in those years and our ability to meet our longer-term strategic objectives.

Foreign currency exchange rate fluctuations affect our results.

We sell our products, and pay for some goods, services, and manpower, in international markets primarily in local currency. Since we sell more in local currencies than we purchase, we have a net exposure to changes in the value of the United States dollar. Thus, profits from our overseas businesses would be adversely affected if the dollar strengthens against other currencies in our major markets, especially the euro, British pound, Australian dollar, and Polish zloty. As we increasingly expand our business globally, the effect of exchange rate fluctuations on our financial results increases. To buffer this effect, we regularly hedge a portion of our currency exposure. Nevertheless, over time our reported financial results generally will be hurt by a stronger United States dollar and helped by a weaker one. Based on the currency hedges we had in place as of April 30, 2010, we expect our fiscal 2011 earnings to be adversely affected by comparisons to our fiscal 2010 performance as a result of the recent significant strengthening of the dollar relative to our other major currencies.

Higher costs or unavailability of input materials could affect our financial results, as could our inability to obtain certain finished goods.

If energy costs rise, our transportation, freight and other operating costs, such as distilling and bottling, will likely increase. Similarly, higher costs for grain, grapes, agave, wood, glass, plastic, closures, and other input materials and/or associated labor costs would likely adversely affect our financial results, since we may not be able to pass along such cost increases to our customers through higher prices.

Our products use a number of materials and ingredients that we purchase from third-party suppliers. Our ability to make our products hinges on having available all of the raw materials, ingredients, bottle closures, packaging, bottles, cans, and other materials used to produce and package them; without sufficient quantities of one or more key input materials, our operations and financial results could suffer. For instance, only a few glass producers make bottles on a scale sufficient for our requirements; and a single producer (Owens-Illinois) supplies most of our glass requirements. Similarly, a Finnish corporation (Altia plc) distills and bottles our Finlandia products for us pursuant to an exclusive long-term supply agreement. If Owens-Illinois, Altia or another of our key suppliers were no longer able to meet our timing, quality or capacity requirements, ceased doing business with us, or increased its prices; and we could not develop alternative cost-effective sources of supply, our operations and financial results could be adversely affected. Additionally, rising energy and other costs may further curtail consumer spending on leisure, entertainment, and discretionary purchases, thereby resulting in decreased purchases of our brands.

Changes in consumer preferences and our ability to anticipate and react to them may affect our business results.

We are a branded consumer products company that operates in a highly competitive marketplace. We rely on consumers’ demand for our products, so maintaining our competitive position depends on our continued ability to offer products that appeal strongly to consumers. As they have in the past from time to time, consumer preferences may shift due to a variety of factors, including changes in demographic and social  trends, public health policies, and changes in leisure, dining, and beverage consumption patterns. Our continued success will require us to anticipate and respond effectively to shifts in consumer behavior and drinking tastes. If consumer preferences were to move away from our premium brands in any of our major markets, or from our ready-to-drink products, particularly Jack Daniel's & Cola in Australia (its largest market) or New Mix, the el Jimador tequila-based ready-to-drink product we sell in Mexico and the United States, our financial results might be adversely affected. Other factors may also reduce consumer spending on our products, including economic decline, a trend toward frugality even as the economy improves, wars, pandemics, weather, natural or man-made disasters, security threats, or terrorist attacks, to name a few.

New product offerings, brand line extensions, primary packaging changes, product reformulations, and similar product innovations by both us and our competitors will increasingly compete for consumers. Product innovation is a significant aspect of our growth strategies; however, there can be no assurance that we will continue to be able to develop and implement successful line extensions, packaging, and formulation changes, or new products. Unsuccessful implementation or short-lived popularity of our product innovations may result in inventory write offs and other costs, and may also affect consumer perception of the brand family or parent brand. Our inability to attract consumers to our product innovations relative to our competitors’ products, and to continue to do so over time, would likely negatively affect our growth aspirations, business performance and financial results over time.

National and local governments may adopt regulations or undertake investigations that could increase our expenses or limit our business activities.

Our operations are subject to extensive governmental legislative and regulatory requirements regarding production, importation, marketing and promotion, labeling, distribution, trade and pricing practices, antitrust and competition, employment and environmental issues. Changes in laws, regulatory measures, governmental policies, or in the manner in which current ones are interpreted, could cause Brown-Forman to incur material additional costs or liabilities, and thereby jeopardize our ability to grow the business. Governmental bodies in countries where we operate may impose or increase limitations on advertising and promotional activities, place restrictions on retail outlets or other locations, times or occasions where beverage alcohol is sold or consumed, or adopt other non-tariff measures that could directly or indirectly limit our opportunities to reach consumers and sales of our products. If the changes were severe, consumer demand could decline to the point of significantly damaging our business performance and prospects.

In addition, from time to time governmental bodies in the United States and international markets investigate business and trade practices of beverage alcohol suppliers, distributors, and retailers, including specific beverage alcohol trade regulations, the U.S. Foreign Corrupt Practices Act and similar laws in other countries. Our policies and procedures require strict compliance by our employees and agents with all United States and local laws and regulations applicable to our business operations. Nonetheless, despite our policies, procedures and related training programs, governmental investigators may allege or determine that non-compliance has occurred and impose penalties and monetary fines. Thus, adverse developments in or as a result of regulatory measures and governmental investigations could hurt our business operations, reputation and financial results.

Tax increases and changes in tax rules could adversely affect our financial results.

Our business is sensitive to changes in both direct and indirect taxes. As a multinational company based in the United States, Brown-Forman is more exposed to the effects of the various forms of tax increases in the United States than most of our major competitors, especially those that affect the net effective corporate income tax rate. Changes proposed in Congress or by President Obama exemplify this risk; they include repealing LIFO (last-in, first-out treatment of inventory), decreasing or eliminating the ability of United States-based companies to receive a tax credit for foreign taxes paid or to obtain a current US tax deduction for certain expenses in the US related to foreign earnings, and increasing the tax on dividends and/or capital gains.

Increases in federal or state excise taxes or other tax increases could also materially depress our financial results, by reducing consumption of our products and encouraging consumers to switch to lower-priced and lower-taxed product categories. While no legislation to increase federal excise taxes on distilled spirits is currently pending in the United States, excise tax increases are possible, as are further increases to other federal tax burdens imposed on the broader business community and consumers. Municipal and state governments may also increase tax burdens to cover budget deficits and compensate for declines in other revenue sources. For instance, in April 2009 Kentucky, where our corporate headquarters are located, imposed a 6% sales tax on sales of wine and spirits products. Several large states and many more municipalities have various tax increases under consideration that could adversely affect our business and/or consumers of our products. New tax rules, accounting standards or pronouncements, and changes in interpretation of existing ones, could also have a significant adverse effect on our business and financial results.

Our international business can also be negatively affected by increases in tax rates, such as income taxes, excise taxes, value added taxes, import and export duties, tariff barriers, and/or related local governmental economic protectionism, and the suddenness and unpredictability with which these can occur. The global economic downturn over the past couple of years has increased our tax-related risks in many countries in which we do business, as governmental entities may further increase taxes on beverage alcohol products to replace lost revenues.

If the social acceptability of our products declines or governments adopt policies disadvantageous to beverage alcohol, our business could be materially adversely affected.

Our ability to market and sell our products depends heavily on both societal attitudes toward drinking and governmental policies that flow from those attitudes. In recent years, there has been increased social and political attention directed at the beverage alcohol industry. The recent attention has focused largely on public health concerns related to alcohol abuse, including drunk driving, underage drinking, and health consequences from the abuse and misuse of beverage alcohol. Alcohol industry critics in the United States, Europe and other countries around the world increasingly seek governmental measures to make beverage alcohol products more expensive, less available, and more difficult to advertise and promote. If the social acceptability of beverage alcohol were to decline significantly, sales of our products could materially decrease. Our sales could also suffer if governments ban or restrict advertising or promotional activities, limit hours or places of sale or consumption, or take other actions that discourage alcohol purchase or consumption, which would adversely affect our business and financial results.

Litigation could expose our business to financial and reputational risk.

In the United States and other litigious countries, private or governmental lawsuits are a continuing risk to our business, including but not limited to lawsuits relating to labor and employment practices, environmental issues, taxes, product liability, marketing, trade and business practices, intellectual property, and antitrust matters. Several years ago, a series of putative class action lawsuits were filed against spirits, beer, and wine manufacturers, including Brown- Forman, alleging that our marketing caused illegal alcohol consumption by persons under the legal drinking age. All of the cases were either dismissed or withdrawn and the litigation was concluded in 2007. However, other lawsuits attacking beverage alcohol producers, wholesalers or retailers for alcohol abuse problems, health consequences from the misuse of alcohol, or marketing or sales practices could hurt our financial results and business, and the entire industry.

Production cost increases or production facility disruption may adversely affect our business.

Our Mexico-based tequila operations have entered into long-term contracts with land owners in regions where blue agave (the primary raw material in tequila) is grown. Most of these contracts require us to plant, maintain, and harvest the agave, and to compensate the land owners pursuant to formulas based on the prevailing market price for agave at the time of harvest. Instability in agave market conditions could cause us to pay above-market prices for some of the agave we use. Likewise, our California-based wine operations have entered into long-term contracts with various growers and wineries to supply portions of our future grape requirements; and we also own vineyards in California. Most of the contracts call for prices to be determined based on market conditions, within a certain range, and most also have minimum tonnage requirements. Although they may provide some protection in times of rising grape prices, the contracts may result in above-market costs during times of declining prices. There can be no assurances as to the future prevailing market prices for agave, grapes, or our other input materials, including grain, glass, wood, plastic, and closures, or our ability, relative to our competitors, to take advantage of changes in market prices for them. Weather, changes in climate conditions, diseases, and other agricultural uncertainties that affect the mortality, health, yield, quality or price of the various raw materials we use in our products also present risks for our business, including potential impairment in the recorded value of our inventory.

We also have a substantial inventory of aged products, principally whiskey and tequila. If there were a catastrophic failure at one of our major distillation or bottling facilities, our business could be adversely affected. The maturing inventories are stored at a handful of different sites, which reduces the risk to a degree; nonetheless, the loss of a substantial amount of aged inventory – through fire, other natural or man-made disaster, contamination, or otherwise – could result in a significant reduction in supply of the affected product or products. A consequence could be our inability to meet consumer demand for the product for a period of time, and other significant adverse business consequences that insurance proceeds may be insufficient to compensate, such as damage to brand equity and future sales from not having our products in the market and in consumers’ sights and hands for this period of time.

Consolidation among, changes in, increased competition by or poor performance by spirits producers, wholesalers or retailers could hinder the marketing, sale and distribution of our products.

We use a number of different business models to market and distribute our products in different regions of the world. In the United States we sell our products either to wholesale distributors or, in those states that control alcohol sales, to state governments who then sell to retail customers and consumers. In our other global markets, we use a variety of route-to-consumer models, including in many markets reliance on other spirits producers to market and sell our products. Although to date it has happened rarely, if ever, consolidation among spirits producers overseas or wholesalers in the United States could hinder the distribution and sale of our products as a result of reduced attention and resources allocated to our brands during transition periods, the possibility that our brands may represent a smaller portion of the new business, and/or a changing competitive environment. Also, changes to our route-to-consumer partner or method in important markets could result in temporary sales disruption. Further, while we believe that our size relative to that of our competitors gives us sufficient scale to succeed, we nevertheless face a risk that a continuing consolidation of the large beverage alcohol companies could put us at a competitive disadvantage.

Retailers and wholesalers of our brands offer products that compete directly with ours for shelf space, promotional displays, and consumer purchases. Pricing (including price promotions, discounting, couponing and free goods), marketing, new product introductions, and other competitive behavior by other suppliers, and by distributors and retailers who sell their products against one or more of our brands, could also adversely affect our business and financial results. In tough economic times, consumers tend to be particularly price sensitive and to make more of their purchases in discount stores and other off-premise establishments; therefore, the effects of these competitive activities on our sales may be more pronounced when the economy suffers.

We may not succeed in our strategies for acquisitions and dispositions.

From time to time, we acquire additional brands or businesses. We will likely continue to seek acquisitions that we believe will increase long-term shareholder value, but we cannot assure that we will be able to find and purchase businesses at acceptable prices and terms. It may also prove difficult to integrate acquired businesses and personnel into our existing systems and operations, and to bring them into conformity with our trade practice standards, financial control environment and U.S. public company requirements. Integration may involve significant expense and management time and attention, and may otherwise disrupt our business. Our ability to grow sales of the brands we acquire profitably will be important to our future performance. For example, our expectations for future profit contribution from the main brands we purchased in the Casa Herradura business depend on our ability to grow the Herradura and el Jimador families of brands in the United States and other key tequila markets around the world.

Brand or business acquisitions also may expose us to unknown liabilities, the possible loss of key customers and/or employees knowledgeable about the acquired business, and risks associated with doing business in countries or regions with less stable governments, political climates, and legal systems and/or economies, among other risks. Acquisitions could also lead us to incur additional debt and related interest expenses, issue additional shares, and become exposed to contingent liabilities, as well as to experience dilution in our earnings per share and reduction in our return on average invested capital. We may incur future restructuring charges or record impairment losses on the value of goodwill and or other intangible assets resulting from previous acquisitions, which may also negatively affect our financial results.

We also evaluate from time-to-time the potential disposition of assets or businesses that may no longer meet our growth, return and/or strategic objectives. In selling assets or businesses, we may not get a price or terms as favorable as we anticipated. We could also encounter difficulty in finding buyers on acceptable terms in a timely manner, which could delay our accomplishment of strategic objectives. Expected cost savings from reduced overhead relating to the sold assets may not materialize, and the overhead reductions could temporarily disrupt our other business operations. Any of these outcomes could hurt our performance.

Counterfeiting, tampering, or contamination of our products or other factors could harm our business.

The success of our branded products relies considerably on the favorable image consumers have of them. Consequently, our business depends on the successful protection of our trademarks and other intellectual property rights. Given our dependence on the recognition of our brands by, and their attraction to, consumers, we devote substantial efforts to protect our intellectual property rights around the world. In addition, we work to reduce the ability of others to imitate our products. Although we believe that our intellectual property rights are legally supported in the markets in which we do business, the protection afforded intellectual property rights varies greatly from country to country. The beverage alcohol industry experiences problems with product counterfeiting and other forms of trademark infringement, especially in Asia and Eastern European markets. Confusingly similar, lower quality or even dangerous counterfeit product could reach the market and adversely affect our intellectual property rights, brand equity, corporate reputation, and financial results.

Sales of one or more of our products also could diminish due to a scare over product tampering or contamination. Actual contaminations of our products or raw materials used to produce, ferment or distill them, whether deliberately by a third party or accidentally, could lead to inferior product quality and even illness, injury or death to consumers, and subject our Company to liability. If a product recall became necessary or we voluntarily recalled product in the event of contamination or damage, sales of the affected product or our broader portfolio of brands could be adversely affected.

Negative publicity may affect our stock price and business performance.

Unfavorable media reports related to our industry, company, brands, personnel, operations, business performance, or prospects may affect our stock price and the performance of our business, regardless of their accuracy or inaccuracy. Since we are a branded consumer products company, adverse publicity can hurt both our company's stock price and actual operating results, as consumers might avoid brands or products that receive bad press.

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

Physical and regulatory effects resulting from climate changes may negatively affect our operations and financial performance.

Severe weather events and climate change may negatively affect agricultural productivity in the regions from which we presently source our agricultural inputs of grains, grapes, and agave. Decreased availability in our preferred regions could lead to higher prices for agricultural products, which may in turn increase the cost of goods for our products. Changes in frequency or intensity of weather can also disrupt our supply chain, which may affect production operations, insurance costs and coverage, as well as delivery of our products to customers. As water is one of the major components of our products, the quality and quantity of the water available for use is important to our ability to operate our business. If hydrologic cycle patterns change and droughts become more common and severe, there may be a scarcity of water in some of our key production regions including California and Mexico. While uncertainties exist in the legislative and regulatory processes regarding climate change, additional regulatory requirements in the United States and other countries may increase our operational costs, due to the higher cost of compliance. New legislation or regulation relating to climate change would also likely increase consumer energy prices, which could reduce consumer demand for our beverage alcohol brands.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Significant properties are as follows:

Owned facilities:
Office facilities:
Corporate offices (including renovated historic structures) – Louisville, Kentucky

Production and warehousing facilities:
Lynchburg, Tennessee
Louisville, Kentucky
Collingwood, Ontario, Canada
Shively, Kentucky
Woodford County, Kentucky
Hopland, California
Paso Robles, California
Windsor, California
Livorno, Italy
Waverly, Tennessee
Cour Cheverny, France
Amatitan, Mexico

Leased facilities:
Production and bottling facility in Dublin, Ireland
Warehousing facilities in Mendocino and Sonoma Counties, California
Stave and heading mill in Jackson, Ohio

The lease terms expire at various dates and are generally renewable.

We believe that the facilities are in good condition and are adequate for our business.

Item 3.  Legal Proceedings

None.

Item 4.  [Removed and Reserved]

Executive Officers of the Registrant

Paul C. Varga	46	Chairman of the Company since August 2007. Chief Executive Officer since August 2005. President and Chief Executive Officer of Brown-Forman Beverages (a division of the Company) from August 2003 to August 2005.

James S. Welch, Jr.	51	Vice Chairman of the Company, Executive Director of Corporate Affairs, Strategy, Diversity, and Human Resources since 2007. Company Vice Chairman, Executive Director of Corporate Strategy and Human Resources from 2003 to 2007.

Donald C. Berg	55	Executive Vice President and Chief Financial Officer since May 2008. Senior Vice President and Director of Corporate Finance from July 2006 to May 2008. President of Brown-Forman Spirits Americas from July 2003 to July 2006.

Matthew E. Hamel	50	Executive Vice President, General Counsel, and Secretary since October 2007. Associate General Counsel and Vice President, Law, of the Enterprise Media Group of Dow Jones & Company, Inc., from December 2006 to October 2007. Vice President, General Counsel and Secretary of Dow Jones Reuters Business Interactive LLC (d/b/a Factiva) from December 1999 to December 2006.

Jill A. Jones	45	Senior Vice President and Chief Production Officer of the Company since November 2009. Senior Vice President and Managing Director of Global Production from May 2007 to October 2009. Director of Finance, Global Production from July 2006 to April 2007. Vice President and Chief Financial Officer, Brown-Forman Distillery Company and Supply Chain Management from August 2002 to June 2006.

Mark I. McCallum	55	Executive Vice President and Chief Operating Officer of the Company since May 2009. Executive Vice President and Chief Brands Officer from May 2006 through April 2009. Senior Vice President and Chief Marketing Officer from July 2003 to May 2006.

Jane C. Morreau	51	Senior Vice President and Director of Finance, Accounting and Technology since May 2008. Senior Vice President and Controller from December 2006 to May 2008. Vice President and Controller from August 2002 to December 2006.

John Kristin Sirchio	44	Executive Vice President and Chief Marketing Officer of the Company since November 2009. Global Head, Professional Products, Syngenta AG from October 2004 to September 2009.

PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A and Class B Common Stock is traded on the New York Stock Exchange (symbols “BFA” and “BFB,” respectively).  As of April 30, 2010, there were 3,149 holders of record of
Class A common stock and 6,445 holders of record of Class B common stock.

For the other information required by this item, refer to the section entitled "Quarterly Financial Information" on page 68 of the 2010 Annual Report to Stockholders, which information is incorporated into this report by reference.

Item 6.  Selected Financial Data

For the information required by this item, refer to the section entitled "Selected Financial Data" on page 33 of the 2010 Annual Report to Stockholders, which information is incorporated into this report by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

For the information required by this item, refer to the section entitled "Management's Discussion and Analysis" on pages 34 through 47 of the 2010 Annual Report to Stockholders, and the section entitled “Important Information on Forward-Looking Statements” on page 67 of the 2010 Annual Report to Stockholders, which information is incorporated into this report by reference, and the discussion contained in “Item 1A. Risk Factors.”

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

For the information required by this item, refer to the section entitled "Our Market Risks" on page 39 of the 2010 Annual Report to Stockholders, which information is incorporated into this report by reference.

Item 8.  Financial Statements and Supplementary Data

For the information required by this item, refer to the Consolidated Financial Statements, Notes to Consolidated Financial Statements, Reports of Management, and Report of Independent Registered Public Accounting Firm on pages 48 through 66 of the 2010 Annual Report to Stockholders, which information is incorporated into this report by reference.

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

For the other information required by this item, refer to “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 65 and 66 of the 2010 Annual Report to Stockholders, respectively, which information is incorporated into this report by reference.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 22, 2010, which information is incorporated into this report by reference:  (a) "Election of Directors" on pages 12 through 15 (for information on directors and family relationships); (b) “Code of Conduct and Compliance Guidelines” on page 10 (for information on our Code of Ethics); (c) “Section 16(a) Beneficial Ownership Reporting Compliance” on page 20 (for information on compliance with Section 16 of the Exchange Act); and (d) “Audit Committee” on pages 7 and 8, and pages 19 through 21.  Also, see the information with respect to "Executive Officers of the Registrant" under Part I of this report, which information is incorporated herein by reference.

Item 11.  Executive Compensation

For the information required by this item, refer to the following sections of our proxy statement for the Annual Meeting of Stockholders to be held July 22, 2010, which information is incorporated into this report by reference: (a) “Executive Compensation" on pages 24 through 51; and (b) “Compensation Committee Interlocks and Insider Participation” on page 53.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

In July 2004, shareholders approved the 2004 Omnibus Compensation Plan as the successor to both the 1994 Omnibus Compensation Plan providing equity awards to employees and the Non-Employee Directors (“NED”) Plan providing equity awards to non-employee directors.  At the time the NED Plan was discontinued, it had not been submitted to shareholders.  The following table provides information on these plans as of the end of the most recently completed fiscal year:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans(2)
Equity compensation plans approved by security holders	3,900,151	$42.24	4,614,750
Equity compensation plans not approved by security holders	92,843	$27.73	-- (3)
Total	3,992,994	$41.91	4,614,750

(1)	Grant prices were equal to the fair market value of the stock at the time of grant.
(2)	Securities available for issuance under the 2004 Omnibus Compensation Plan include stock, stock options, stock appreciation rights, market value units, and performance units.
(3)	No further awards can be made under the NED Plan.

For the other information required by this item, refer to the section entitled "Stock Ownership" on pages 16 through 20 of our proxy statement for the Annual Meeting of Stockholders to be held July 22, 2010, which information is incorporated into this report by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 22, 2010, which information is incorporated into this report by reference:  (a) "Certain Relationships and Related Transactions" on pages 52 and 53; and (b) "Independent Directors" on page 6.

Item 14.  Principal Accountant Fees and Services

For the information required by this item, refer to the sections entitled "Fees Paid to Independent Registered Public Accounting Firm" and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” on page 22 of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 22, 2010, which information is incorporated into this report by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  (1) and (2) - Index to Consolidated Financial Statements and Schedule:

		Reference
			Annual
		Form 10-K	Report to
		Annual Report	Stockholders
		Page	Page(s)
(1)	Incorporated by reference to our Annual Report to Stockholders for the year ended April 30, 2010:
	Consolidated Statements of Operations for the years ended April 30, 2008, 2009, and 2010*	–	48
	Consolidated Balance Sheets at April 30, 2009 and 2010*	–	49
	Consolidated Statements of Cash Flows for the years ended April 30, 2008, 2009, and 2010*	–	50
	Consolidated Statements of Stockholders’ Equity for the years ended April 30, 2008, 2009, and 2010*	–	51
	Consolidated Statements of Comprehensive Income for the years ended April 30, 2008, 2009, and 2010*	–	52
	Notes to Consolidated Financial Statements*	–	53 – 64
	Reports of Management*	–	65
	Report of Independent Registered Public Accounting Firm*	–	66
	Important Information on Forward-Looking Statements	–	67

(2)	Consolidated Financial Statement Schedule:
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-1	–
	II – Valuation and Qualifying Accounts	S-2	–

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted either because they are not required under the related instructions, because the information required is included in the consolidated financial statements and notes thereto, or because they are not applicable.

* Incorporated by reference to Item 8 in this report.

(a)  (3)  -  Exhibits:
       Filed with this report:

Exhibit Index

10(a)	Brown-Forman Corporation Amended and Restated Supplemental Executive Retirement Plan and First Amendment thereto.*
13
Brown-Forman Corporation’s Annual Report to Stockholders for the year ended April 30, 2010, but only to the extent set forth in Items 1, 5, 6, 7, 7A, 8 and 9A of this Annual Report on Form 10-K for the year ended April 30, 2010.

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

Previously Filed:
Exhibit Index

2(a)
Asset Purchase Agreement, dated as of March 15, 2006, among Chatham International Incorporated, Charles Jacquin et Cie., Inc., the Selling Stockholders and Brown-Forman Corporation, which is incorporated into this report by reference to Brown-Forman Corporation’s Form 10-K filed on June 29, 2006.

2(b)
Asset Purchase Agreement, dated as of August 25, 2006, among Jose Guillermo Romo de la Pena, Luis Pedro Pablo Romo de la Pena, Grupo Industrial Herradura, S.A. de C.V., certain of their respective affiliates, Brown-Forman Corporation and Brown-Forman Tequila Mexico, S. de R.L. de C.V., a subsidiary of Brown-Forman Corporation, as amended, which is incorporated into this report by reference to Brown-Forman Corporation’s Forms 8-K filed on August 29, 2006, December 22, 2006, January 16, 2007, and January 22, 2007.

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

4(b)
The description of the terms of $250,000,000 of 5.2% Notes due 2012, which description is incorporated into this report by reference to the Indenture, the Officer’s Certificate pursuant thereto and the 2012 global notes filed as exhibits to Brown-Forman Corporation’s Form 8-K filed on April 3, 2007.

4(c)
The description of the terms of $250,000,000 of 5% Notes due 2014, which description is incorporated into this report by reference to the Indenture, the Officer’s Certificate pursuant thereto and the global 5% Note due 2014 filed as exhibits to Brown-Forman Corporation’s Form 8-K filed on January 9, 2009.

10(b)
A description of the Brown-Forman Savings Plan, which is incorporated into this report by reference to page 10 of Brown-Forman’s definitive proxy statement filed on June 27, 1996 in connection with its 1996 Annual Meeting of Stockholders.*

10(c)
Brown-Forman Corporation 2004 Omnibus Compensation Plan, as amended, which is incorporated into this report by reference to Brown-Forman's proxy statement filed on June 26, 2009, in connection with its 2009 Annual Meeting of Stockholders.

10(d)
Five-Year Credit Agreement dated as of April 30, 2007 by and among Brown-Forman Corporation, Brown-Forman Beverages, Europe, LTD, certain borrowing subsidiaries and certain lender parties thereto, Bank of America, N.A., as Syndication Agent and as a Lender, Citicorp North America, Inc., Barclays Bank Plc, National City Bank and Wachovia Bank, National Association as Co-Documentation Agents and as Lenders, JPMorgan Chase Bank, N.A. as Administrative Agent and as a Lender and J.P. Morgan Europe Limited, as London Agent., which is incorporated into this report by reference to Brown-Forman Corporation’s Form 8-K filed on
May 2, 2007.

10(e)	Form of Restricted Stock Agreement, as amended, which is incorporated into this report by reference to Brown-Forman Corporation’s Form 10-K filed on June 30, 2005.*
10(f)	Form of Employee Stock Appreciation Right Award, which is incorporated into this report by reference to Brown-Forman Corporation’s Form 8-K filed on August 2, 2006.*
10(g)	Form of Employee Non-Qualified Stock Option Award, which is incorporated into this report by reference to Brown-Forman Corporation’s Form 8-K filed on August 2, 2006.*
10(h)	Form of Non-Employee Director Stock Appreciation Right Award, which is incorporated into this report by reference to Brown-Forman Corporation’s Form 8-K filed on August 2, 2006.*
10(i)	Form of Non-Employee Director Non-Qualified Stock Option Award, which is incorporated into this report by reference to Brown-Forman Corporation’s Form 8-K filed on August 2, 2006.*
10(j)	Summary of Director and Named Executive Officer Compensation.**
10(k)
First Amendment to the Brown-Forman Omnibus Compensation Plan Restricted Stock Agreement, which is incorporated into this report by reference to Brown-Forman’s Annual Report on Form 10-K for the year ended April 30, 2007, filed on June 28, 2007.*

10(l)
Second Amendment to the Brown-Forman 2004 Omnibus Compensation Plan Restricted Stock Agreement, which is incorporated into this report by reference to Brown-Forman’s Annual Report on Form 10-K for the year ended April 30, 2007, filed on June 28, 2007.*

10(m)	Form of Restricted Stock Unit Award, which is incorporated by reference to Brown-Forman Corporation’s Form 10-Q filed on September 4, 2009.
14	Code of Ethics for Senior Financial Officers, which is incorporated into this report by reference to Brown-Forman Corporation’s Form 10-K filed on July 2, 2004.

*	Indicates management contract, compensatory plan or arrangement.
**
Incorporated by reference to the sections entitled “Executive Compensation” and “Director Compensation” in the Proxy Statement distributed in connection with our Annual Meeting of Stockholders to be held on July 22, 2010, which is being filed in conjunction with this Annual Report on Form 10-K. (Fiscal 2010 compensation policies with respect to the company’s directors and named executive officers will remain in effect until the company’s Compensation Committee determines fiscal year 2011 compensation at its July 2010 meeting.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROWN-FORMAN CORPORATION (Registrant)

Date: June 25, 2010	By:	/s/ Paul C. Varga
Paul C. Varga
Chief Executive Officer and Chairman of the Company

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on June 25, 2010 as indicated:

By:	/s/ Geo. Garvin Brown IV
Geo. Garvin Brown IV
Director, Presiding Chairman of the Board

By:	/s/ Paul C. Varga
Paul C. Varga
Director, Chief Executive Officer, and Chairman of the Company

By:	/s/ Patrick Bousquet-Chavanne
Patrick Bousquet-Chavanne
Director

By:	/s/ Martin S. Brown, Jr.
Martin S. Brown, Jr.
Director

By:	/s/ John D. Cook
John D. Cook
Director

By:	/s/ Sandra A. Frazier
Sandra A. Frazier
Director

By:	/s/ Richard P. Mayer
Richard P. Mayer
Director

By:	/s/ William E. Mitchell
William E. Mitchell
Director

By:	/s/ William M. Street
William M. Street
Director

By:	/s/ Dace Brown Stubbs
Dace Brown Stubbs
Director

By:	/s/ James S. Welch, Jr.
James S. Welch
Director

By:	/s/ Donald C. Berg
Donald C. Berg
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Jane C. Morreau
Jane C. Morreau
Senior Vice President and Director of Finance, Accounting and Technology
(Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Brown-Forman Corporation:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated June 25, 2010 appearing in the 2010 Annual Report to Stockholders of Brown-Forman Corporation and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PricewaterhouseCoopers LLP
Louisville, Kentucky
June 25, 2010

S-1

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended April 30, 2008, 2009, and 2010
(Expressed in millions)

Col. A	Col. B	Col. C(1)	Col. C(2)	Col. D	Col. E
		Additions	Additions
	Balance at	Charged to	Charged to		Balance
	Beginning	Costs and	Other		At End
Description	of Period	Expenses	Accounts	Deductions	of Period

2008
Allowance for Doubtful Accounts	$22	$1	--	$4(1)	$19

2009
Allowance for Doubtful Accounts	$19	--	--	$4(1)	$15
Accrued Restructuring Costs	--	$12	--	--	$12

2010
Allowance for Doubtful Accounts	$15	--	$1(2)	--	$16
Accrued Restructuring Costs	$12	--	--	$10(3)	$2(4)

(1) Doubtful accounts written off, net of recoveries.
(2) Foreign currency translation adjustment charged to accumulated other comprehensive income.
(3) Employee severance and other special termination benefit payments.
(4) Consists of estimated present value of special termination benefits to be made to former employees over their remaining lives.

S-2