Form 10-Q
period 2010-07-31
BROWN FORMAN CORP
filed 2010-09-02
CIK 14693

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JULY 31, 2010

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐     No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  August 31, 2010

Class A Common Stock ($.15 par value, voting)	56,587,266
Class B Common Stock ($.15 par value, nonvoting)	89,587,906

 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended
	July 31,
	2009	2010

Net sales	$737.9	$744.9
Excise taxes	167.1	175.5
Cost of sales	190.7	190.6
Gross profit	380.1	378.8
Advertising expenses	76.0	76.3
Selling, general, and administrative expenses	117.2	131.9
Amortization expense	1.3	1.3
Other (income), net	(6.4)	(3.4)
Operating income	192.0	172.7
Interest income	1.0	0.5
Interest expense	8.1	6.7
Income before income taxes	184.9	166.5
Income taxes	63.5	55.1
Net income	$121.4	$111.4

Earnings per share:
Basic	$0.81	$0.76
Diluted	$0.81	$0.76

Cash dividends per common share:
Declared	$0.5750	$0.6000
Paid	$0.2875	$0.3000

 See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions)

	April 30,	July 31,
	2010	2010
Assets
Cash and cash equivalents	$231.6	$260.8
Accounts receivable, net	418.0	411.6
Inventories:
Barreled whiskey	298.9	304.8
Finished goods	142.1	163.6
Work in process	156.5	141.9
Raw materials and supplies	53.1	61.6
Total inventories	650.6	671.9

Current deferred tax assets	42.2	36.4
Other current assets	184.1	163.8
Total current assets	1,526.5	1,544.5

Property, plant and equipment, net	467.8	451.8
Goodwill	666.5	664.9
Other intangible assets	669.6	667.8
Deferred tax assets	11.0	11.0
Other assets	41.6	41.9
Total assets	$3,383.0	$3,381.9

Liabilities
Accounts payable and accrued expenses	$342.4	$313.8
Dividends payable	--	43.9
Accrued income taxes	3.7	28.9
Current deferred tax liabilities	9.1	9.4
Short-term borrowings	187.5	208.8
Current portion of long-term debt	2.9	2.9
Total current liabilities	545.6	607.7

Long-term debt	507.9	508.8
Deferred tax liabilities	82.2	81.0
Accrued pension and other postretirement benefits	283.4	258.6
Other liabilities	68.9	58.9
Total liabilities	1,488.0	1,515.0

Commitments and contingencies

Stockholders’ Equity
Common stock:
Class A, voting (57,000,000 shares authorized; 56,964,000 shares issued)	8.5	8.5
Class B, nonvoting (100,000,000 shares authorized; 99,363,000 shares issued)	14.9	14.9
Additional paid-in capital	59.4	60.3
Retained earnings	2,464.4	2,487.9
Accumulated other comprehensive loss, net of tax	(176.3)	(184.9)
Treasury stock, at cost (9,364,000 and 10,095,000 shares at April 30 and July 31, respectively)	(475.9)	(519.8)
Total stockholders’ equity	1,895.0	1,866.9
Total liabilities and stockholders’ equity	$3,383.0	$3,381.9

See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Three Months Ended
	July 31,
	2009	2010
Cash flows from operating activities:
Net income	$121.4	$111.4
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	14.4	14.5
Gain on sale of property, plant, and equipment	--	(1.7)
Stock-based compensation expense	1.9	1.7
Deferred income taxes	(4.9)	0.7
Changes in assets and liabilities	(15.0)	(30.0)
Cash provided by operating activities	117.8	96.6

Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	--	11.0
Additions to property, plant, and equipment	(6.8)	(6.9)
Computer software expenditures	(1.2)	(0.6)
Cash (used for) provided by investing activities	(8.0)	3.5

Cash flows from financing activities:
Net change in short-term borrowings	(84.1)	21.3
Net payments related to exercise of stock options	(0.2)	(1.8)
Excess tax benefits from stock options	0.9	4.9
Acquisition of treasury stock	(51.1)	(47.8)
Dividends paid	(43.2)	(44.0)
Cash used for financing activities	(177.7)	(67.4)

Effect of exchange rate changes on cash and cash equivalents	14.3	(3.5)

Net (decrease) increase in cash and cash equivalents	(53.6)	29.2

Cash and cash equivalents, beginning of period	340.1	231.6

Cash and cash equivalents, end of period	$286.5	$260.8

See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In these notes, “we,” “us,” and “our” refer to Brown-Forman Corporation.

1.         Condensed Consolidated Financial Statements

We prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information.  In accordance with those rules and regulations, we condensed or omitted certain information and disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  We suggest that you read these condensed financial statements together with the financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended April 30, 2010 (the “2010 Annual Report”).

In our opinion, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial results for the periods covered by this report.

We prepared the accompanying financial statements on a basis that is substantially consistent with the accounting principles applied in our 2010 Annual Report, although during the first quarter of fiscal 2011 we adopted new accounting guidance for disclosure of fair value measurements (Note 9). Our adoption of the new accounting guidance had no material impact on our financial statements.

2.         Inventories

We use the last-in, first-out (“LIFO”) method to determine the cost of most of our inventories.  If the LIFO method had not been used, inventories at current cost would have been $218.6 million higher than reported as of April 30, 2010, and $223.2 million higher than reported as of July 31, 2010.  Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

3.         Income Taxes

Our consolidated quarterly effective tax rate is based upon our expected annual operating income, statutory tax rates, and income tax laws in the various jurisdictions in which we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. The effective tax rate of 33.1% for the quarter ended July 31, 2010 is based on an expected tax rate from operations of 32.0% on ordinary income for the full fiscal year, the recognition of additional tax expense related to discrete items arising during the period, and interest on previously provided tax contingencies.  Our expected tax rate from operations includes current fiscal year additions for existing tax contingency items.

We believe it is reasonably possible that there may be a net increase in our gross unrecognized tax benefits of approximately $0.7 million in the next 12 months as a result of tax positions taken in the current period, expiring statutes of limitations, and settlements with taxing authorities.

We file income tax returns in the U.S., including several state and local jurisdictions, as well as in several other countries in which we conduct business.  The major jurisdictions and their earliest fiscal years that are currently open for tax examinations are 1998 in the U.S., 2006 in Australia, Ireland, and Italy, 2005 in Poland, 2004 in Finland, 2003 in the U.K., and 2002 in Mexico.  Audits of our fiscal 2006 and 2007 U.S. federal tax returns were completed during fiscal 2010. Although one matter from those audits remains open, we believe that we have adequately provided for it.

4.         Earnings Per Share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of all unrestricted common shares outstanding during the period.  Diluted earnings per share further includes the dilutive effect of stock options, stock-settled appreciation rights (“SSARs”), and restricted stock units (“RSUs”).  Stock-based awards for approximately 1,843,000 common shares and 428,000 common shares were excluded from the calculation of diluted earnings per share for the periods ended July 31, 2009 and 2010, respectively, because the exercise price of the awards was greater than the average market price of the shares.

We have granted restricted shares of common stock to certain employees as part of their compensation.  These restricted shares, which have varying vesting periods, contain nonforfeitable rights to dividends declared on common stock.  As a result, the unvested restricted shares are considered participating securities in the calculation of earnings per share.

The following table presents information concerning basic and diluted earnings per share:

	Three Months Ended
	July 31,
(Dollars in millions, except per share amounts)	2009	2010

Basic and diluted net income	$121.4	$111.4
Income allocated to participating securities (restricted shares)	(0.2)	(0.1)
Net income available to common stockholders	$121.2	$111.3

Share data (in thousands):
Basic average common shares outstanding	149,604	146,570
Dilutive effect of stock options, SSARs and RSUs	667	815
Diluted average common shares outstanding	150,271	147,385

Basic earnings per share	$0.81	$0.76
Diluted earnings per share	$0.81	$0.76

5.         Dividends Payable

On July 22, 2010, our Board of Directors approved a regular quarterly cash dividend of $0.30 per share on Class A and Class B Common Stock. The dividend will be paid on October 1, 2010 to stockholders of record as of September 7, 2010.

6.         Contingencies

We operate in a litigious environment, and we are sued in the normal course of business.  Sometimes plaintiffs seek substantial damages.  Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate.  We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. No material accrued loss contingencies are recorded as of July 31, 2010.

7.         Pension and Other Postretirement Benefits

The following table shows the components of the pension and other postretirement benefit expense recognized for our U.S. benefit plans during the periods covered by this report. Information about similar international plans is not presented due to immateriality.

	Pension Benefits		Other Benefits
(Dollars in millions)	2009	2010	2009	2010

Service cost	$2.7	$3.9	$0.2	$0.3
Interest cost	8.1	8.3	0.9	0.8
Expected return on plan assets	(8.6)	(9.1)	--	--
Amortization of:
Prior service cost	0.2	0.2	--	--
Net actuarial loss	1.0	4.7	--	--
Net expense	$3.4	$8.0	$1.1	$1.1

8.         Comprehensive Income

Comprehensive income is a broad measure of the effects of all transactions and events (other than investments by or distributions to stockholders) that are recognized in stockholders' equity, regardless of whether those transactions and events are included in net income.  The following table adjusts net income for the other items included in the determination of comprehensive income:

	Three Months Ended
	July 31,
(Dollars in millions)	2009	2010

Net income	$121.4	$111.4
Other comprehensive income (loss), net of tax:
Postretirement benefits adjustment	0.8	2.6
Foreign currency translation adjustment	15.1	(8.8)
Net loss on cash flow hedges	(15.6)	(2.4)
	0.3	(8.6)
Comprehensive income	$121.7	$102.8

Accumulated other comprehensive income (loss), net of tax, consisted of the following:

	April 30,	July 31,
(Dollars in millions)	2010	2010

Postretirement benefits adjustment	$(190.5)	$(187.9)
Cumulative translation adjustment	10.8	2.0
Unrealized gain on cash flow hedge contracts	3.4	1.0
	$(176.3)	$(184.9)

9.           Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.  We categorize the fair values of assets and liabilities into three levels based upon the assumptions (inputs) used to determine those values.  Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment.  The three levels are:

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis in the accompanying balance sheet as of July 31, 2010:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts	$0.4	--	--	$0.4
Foreign currency contracts	--	$4.8	--	4.8
Interest rate swap contracts	--	2.7	--	2.7

Liabilities:
Foreign currency contracts	--	3.0	--	3.0

The fair values of our commodities futures and options contracts are primarily determined using quoted contract prices on futures exchange markets. The fair values of these instruments are based on the closing contract price as of the balance sheet date.  The fair values of our interest rate swaps, forward contracts and foreign currency options are determined using standard valuation models.  The significant inputs used in these models are readily available in public markets or can be derived from observable market transactions.  Inputs used in these standard valuation models for both forward contracts and foreign currency options include the applicable exchange rate, forward rates and discount rates and for interest rate swaps include interest-rate yield curves.  The standard valuation model for foreign currency options also uses implied volatility as an additional input.  The discount rates are based on the historical U.S. Treasury rates, and the implied volatility specific to individual foreign currency options is based on quoted rates from financial institutions.

We measure some assets and liabilities at fair value on a nonrecurring basis; that is, we do not measure at fair value on an ongoing basis, but we do adjust them to fair value in certain circumstances (for example, when we determine that an asset is impaired).  The fair values of assets and liabilities measured at fair value on a nonrecurring basis during fiscal 2011 were not material as of July 31, 2010.

10.           Fair Value of Financial Instruments

The fair value of cash, cash equivalents, and short-term borrowings approximates the carrying amount due to the short maturities of these instruments.  We estimate the fair value of long-term debt using discounted cash flows based on our incremental borrowing rates for similar debt.  We determine the fair value of commodity, foreign currency, and interest swap contracts as discussed in Note 9.  As of July 31, 2010, the fair values and carrying amounts of these instruments were as follows:

	Carrying	Fair
(Dollars in millions)	Amount	Value
Assets:
Cash and cash equivalents	$260.8	$260.8
Commodity contracts	0.4	0.4
Foreign currency contracts	4.8	4.8
Interest rate swap contracts	2.7	2.7

Liabilities:
Foreign currency contracts	3.0	3.0
Short-term borrowings	208.8	208.8
Current portion of long-term debt	2.9	2.9
Long-term debt	508.8	551.2

11.           Derivative Financial Instruments

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

As of July 31, 2010, we had outstanding foreign currency contracts with a total notional amount of $378.0 million, related primarily to our euro, British pound, and Australian dollar exposures.

We also had outstanding exchange-traded futures and options contracts on four million bushels of corn as of July 31, 2010.  We use these contracts to mitigate our exposure to corn price volatility.  Because we do not designate these contracts as hedges for accounting purposes, we immediately recognize the changes in their fair value in earnings.

We manage our interest rate risk with swap contracts.  As of July 31, 2010, we had fixed-to-floating interest rate swaps outstanding with a notional value of $250.0 million and a maturity matching our bonds due April 1, 2012.  These swaps are designated as fair value hedges.  The change in fair value of the swap not related to accrued interest is offset by a corresponding adjustment to the carrying value of the bond.

The following table presents the fair values of our derivative instruments as of July 31, 2010.  The fair values are presented below on a gross basis, while the fair values of those instruments that are subject to master settlement arrangements are presented on a net basis in the accompanying consolidated balance sheet, as required by GAAP.

(Dollars in millions)	Classification	Fair value of derivatives in a gain position	Fair value of derivatives in a loss position
Designated as cash flow hedges:
Foreign currency contracts	Other current assets	$6.7	$(1.8)
Foreign currency contracts	Other assets	0.6	(0.6)
Foreign currency contracts	Accrued expenses	0.8	(3.2)
Foreign currency contracts	Other liabilities	0.5	(0.6)

Designated as fair value hedges:
Interest rate swap contracts	Other current assets	0.7	--
Interest rate swap contracts	Other assets	2.0	--

Designated as net investment hedges:
Foreign currency contracts	Other current assets	--	(0.2)

Not designated as hedges:
Commodity contracts	Other current assets	0.4	--
Foreign currency contracts	Other current assets	0.3	(0.2)
Foreign currency contracts	Accrued expenses	--	(0.5)

This table presents the amounts affecting our consolidated statement of operations for the periods covered by this report:
		Three Months Ended
		July 31,
(Dollars in millions)	Classification	2009	2010
Currency derivatives designated as cash flow hedge:
Net loss recognized in AOCI	N/A	$(23.0)	$ --
Net gain reclassified from AOCI into income	Net sales	3.0	3.9

Interest rate derivatives designated as fair value hedges:
Net gain recognized in income*	Other income	--	2.7
*The effect on the hedged item was an equal but offsetting amount for the periods presented.

Currency derivatives designated as net investment hedges:
Net loss recognized in AOCI	N/A	(2.7)	(0.9)

Derivatives not designated as hedging instruments:
Currency derivatives – net (loss) gain recognized in income	Net sales	(6.1)	0.8
Currency derivatives – net gain recognized in income	Other income	2.6	0.7
Commodity derivatives – net (loss) gain recognized in income	Cost of sales	(1.2)	0.3

We expect to reclassify $2.1 million of deferred net gains recorded in AOCI as of July 31, 2010, to earnings during the next 12 months.  This reclassification would offset the anticipated earnings impact of the underlying hedged exposures.  The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur.  The maximum term of our contracts outstanding at July 31, 2010 is 24 months.

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

Some of our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below such level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. As of July 31, 2010, the aggregate fair value of all derivatives with creditworthiness requirements that were in a net liability position was $1.1 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition
             and Results of  Operations

You should read the following discussion and analysis along with our 2010 Annual Report. Note that the results of operations for the three months ended July 31, 2010, do not necessarily indicate what our operating results for the full fiscal year will be.  In this Item, “we,” “us,” and “our” refer to Brown-Forman Corporation.

Important Note on Forward-Looking Statements:

This report contains statements, estimates, and projections that are "forward-looking statements" as defined under U.S. federal securities laws. Words such as “aim,” “anticipate,” “aspire,” “believe,” “envision,” “estimate,” “expect,” “expectation,” “intend,” “may,” “potential,” “project,” “pursue,” “see,” “will,” “will continue,” and similar words identify forward-looking statements, which speak only as of the date we make them. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.  By their nature, forward-looking statements involve risks, uncertainties and other factors (many beyond our control) that could cause our actual results to differ materially from our historical experience or from our current expectations or projections. These risks and other factors include, but are not limited to:

•
Continuing or renewed pressure on global economic conditions or political, financial, or equity market turmoil (and related credit and capital market instability and  illiquidity); high unemployment; supplier, customer or consumer credit or other financial problems; inventory fluctuations at distributors, wholesalers, or retailers; bank failures or governmental nationalizations; etc.

•
successful implementation and effectiveness of business and brand strategies and innovations, including distribution, marketing, promotional activity, favorable trade and consumer reaction to our product line extensions, formulation, and packaging changes

•	competitors’ pricing actions (including price reductions, promotions, discounting, couponing or free goods), marketing, product introductions, or other competitive activities
•
prolonged continuation, or acceleration, of the declines in consumer confidence or spending, whether related to economic conditions, wars, natural or other disasters, weather, pandemics, security threats, terrorist attacks or other factors

•
changes in tax rates (including excise, sales, VAT, corporate, individual income, dividends, capital gains) or in related reserves, changes in tax rules (e.g., LIFO, foreign income deferral, U.S. manufacturing and other deductions) or accounting standards, tariffs,  or other restrictions affecting beverage alcohol, and the unpredictability and suddenness with which they can occur

•	trade or consumer resistance to price increases in our products
•	tighter governmental restrictions on our ability to produce, sell, price, or market our products, including advertising and promotion; regulatory compliance costs
•	business disruption, decline or costs related to reductions in workforce or other cost-cutting measures
•	lower returns and discount rates related to pension assets, higher interest rates, or significant fluctuations in inflation rates
•	fluctuations in the U.S. dollar against foreign currencies, especially the euro, British pound, Australian dollar, or Polish zloty
•
changes in consumer behavior and our ability to anticipate and respond to them, including reduction of bar, restaurant, hotel or other on-premise business; shifts to discount store purchases or shifts away from premium-priced products; other price-sensitive consumer behavior; or reductions in travel

•	changes in consumer preferences, societal attitudes or cultural trends that result in reduced consumption of our products
•
distribution arrangement and other route-to-consumer decisions or changes that affect the timing of our sales, temporarily disrupt the marketing or sale of our products, or result in implementation-related costs

•	adverse impacts resulting from our acquisitions, dispositions, joint ventures, business partnerships, or portfolio strategies
•
lower profits, due to factors such as fewer used barrel sales, lower production volumes (either for our own brands or those of third parties), sales mix shift toward lower priced or lower margin skus, or cost increases in energy or raw materials, such as grapes, grain, agave, wood, glass, plastic, or closures

•
climate changes, agricultural uncertainties, environmental calamities, our suppliers’ financial hardships or other factors that affect the  availability, price, or quality of grapes, agave, grain, glass, energy, closures, plastic, or wood

•	negative publicity related to our company, brands, personnel, operations, business performance or prospects
•	product counterfeiting, tampering, contamination, or recalls and resulting negative effects on our sales, brand equity, or corporate reputation
•
significant costs or other adverse developments stemming from litigation or domestic or foreign governmental investigations of beverage alcohol industry business, trade, or marketing practices by us, our importers, distributors, or retailers

•	impairment in the recorded value of any assets, including receivables, inventory, fixed assets, goodwill or other intangibles

Results of Operations:
First Quarter Fiscal 2011 Compared to First Quarter Fiscal 2010

A summary of our operating performance (dollars expressed in millions, except per share amounts) is presented below.
	Three Months Ended
	July 31,
	2009	2010	Change

Net sales	$737.9	$744.9	1%
Gross profit	380.1	378.8	0%
Advertising expenses	76.0	76.3	0%
Selling, general, and administrative expenses	117.2	131.9	13%
Amortization expense	1.3	1.3
Other (income), net	(6.4)	(3.4)
Operating income	192.0	172.7	(10%)
Interest expense, net	7.1	6.2
Income before income taxes	184.9	166.5	(10%)
Income taxes	63.5	55.1
Net income	121.4	111.4	(8%)

Gross margin	51.5%	50.9%

Effective tax rate	34.4%	33.1%

Earnings per share:
Basic	$0.81	$0.76	(6%)
Diluted	0.81	0.76	(6%)

On a reported basis, net sales for the three months ended July 31, 2010 were $744.9 million, up $7.0 million or 1% compared to the same prior year period.  The stronger U.S. dollar, which reduced net sales by approximately $5 million, and a decrease in estimated trade inventory levels, were more than offset by a 3% underlying growth in net sales.

Change vs. Prior Period

• Underlying change1 in net sales	3%
• Foreign exchange2	(1%)
• Estimated net change in trade inventories3	(1%)
Reported change in net sales	1%

The primary drivers contributing to our underlying growth in net sales for the quarter were volumetric gains for several brands in our portfolio including Jack Daniel’s & Cola, Jack Daniel’s Tennessee Whiskey, el Jimador, and New Mix.  Gains were also registered for Sonoma-Cutrer, Woodford Reserve, Tequila Herradura, and Finlandia.  Lower volumes for Southern Comfort, Southern Comfort Ready to Pours (negatively affected in part by comparison to the initial sales into the market in connection with their introduction last year), Fetzer, and an agency brand we sell in Poland, partially offset these gains.  On a geographic basis, growth in several markets including Australia, Spain, Mexico, the U.K., and Turkey contributed to the underlying growth in net sales for the quarter.  The increases in these markets were partially offset by lower net sales in the U.S., France, and Poland.

1 Underlying change represents the percentage increase or decrease in reported financial results in accordance with generally accepted accounting principles (GAAP) in the United States, exclusive of other items impacting period-over-period results.  We believe presenting the underlying change helps provide transparency to our comparable business performance.

2 Refers to net gains and losses incurred by the company relating to sales and purchases in currencies other than the U.S. dollar.  We use the measure to understand the growth of the business on a constant dollar basis as fluctuations in exchange rates can distort the underlying growth of our business (both positively and negatively).  To neutralize the effect of foreign exchange fluctuations, we have historically translated current year results at prior year rates.  We believe it is important to separately identify the impact that foreign exchange has on each major line item of our consolidated statement of operations.

3 Refers to the estimated financial impact of changes in wholesale trade inventories for our brands.  We compute this effect by using our estimated depletion trends and separately identify trade inventory changes in the variance analysis for our key measures.  Based on the estimated depletions and the fluctuations in trade inventory levels, we then adjust the percentage variances from prior to current periods for our key measures.  We believe it is important to separately identify the impact of this item in order for management and investors to understand the results of our business that can arise from varying levels of wholesale inventories.

The following discussion highlights net sales and depletion4 results in the first quarter for several brands compared to the same prior period:

•
Jack Daniel’s Tennessee Whiskey first quarter reported net sales decreased in the low-single digits, but increased in the low-single digits on a constant currency basis5.  Global depletions increased 3%, growing 9% internationally while declining 4% in the U.S. due in part to difficult comparisons to the same period last year where U.S. performance was impacted by tax increases in two states and by price increases.  The brand’s growth outside the U.S. was widespread with strength in most of Europe (some of which is timing related only), Latin America, India, and Travel Retail.

•
Jack Daniel’s ready−to−drink (RTD) brands registered double−digit growth in net sales on both a reported and constant currency basis as the brand benefitted from strong volumetric gains in Australia and Germany.  Geographic expansion that began last year in the U.K., Mexico, and Italy, and continued expansion into other markets this fiscal year contributed to the depletion and net sales growth for Jack Daniel’s RTDs in the quarter.

•
Finlandia net sales were essentially flat on a reported basis, while the brand’s depletion and net sales on a constant currency basis both increased in the low-single digits in contrast to declines last fiscal year.  The return to growth during the quarter reflects high-single digit gains in Russia and comparisons to a soft period a year ago when much of Eastern Europe was experiencing trade inventory reductions.

•
Southern Comfort global net sales declined in the mid-single digits during the quarter on a reported basis and in low-single digits on a constant currency basis driven by depletions declines in the brand’s largest markets, the U.S. and the U.K.  We believe the brand continues to be adversely affected by increased competition from the proliferation of flavored whiskeys, flavored vodkas, and spiced rums, as well as the on-going global weakness in the on-premise channel.

•
el Jimador experienced double-digit growth in depletions and both reported and constant currency net sales, fueled by double digit depletions gains in the U.S. and expansion into other international markets outside of Mexico.  Comparisons to a soft period a year ago for Mexico amidst the H1N1 flu concerns also boosted the brand’s depletion and net sales growth for the quarter.

Gross profit for the three months ended July 31 was $378.8 million, a decrease of $1.3 million compared to the first quarter of last year.  The stronger U.S. dollar, which reduced gross profit by approximately $10 million, and a decrease in estimated trade inventory levels, were essentially offset by a 3% increase in underlying gross profit.  The same factors that drove the increase in underlying net sales for the quarter also contributed to the underlying growth in gross profit for the same period.  Gross margin of 50.9% declined slightly compared to 51.5% in the prior year period due to the stronger U.S. dollar.

The following table shows the major factors influencing the changes in gross profit for the quarter:

Change vs. Prior Period

• Underlying change in gross profit	3%
• Estimated net change in trade inventories	(1%)
• Foreign exchange	(2%)
Reported change in gross profit	0%

4 Depletions are shipments direct to retail or from distributors to wholesale and retail customers, and are commonly regarded in the industry as an approximate measure of consumer demand.

5 Constant currency represents reported net sales with the cost/benefit of currency movements removed.  Management uses the measure to understand the growth of the business on a constant dollar basis, as fluctuations in exchange rates can distort the underlying growth of the business both positively and negatively.

Advertising expenses were essentially flat for the three month period on a reported basis, but increased 2% when adjusting for foreign exchange.  Spending behind several brands increased in the quarter including Jack Daniel’s Tennessee Whiskey, Gentleman Jack, Jack Daniel’s RTDs, Herradura, el Jimador, New Mix, and Chambord.  We continued to endeavor to optimize our mix of total brand investment by reallocating resources among brands, geographies, and channels that we believe enable us to effectively and efficiently reach consumers around the world.  Off-premise activities and international markets continued to receive increased focus.  We expect to remain flexible in directing brand spending and resources to activities that support the business in the current environment while positioning our company for long-term growth.

Selling, general and administrative expenses increased $14.7 million, or 13%, for the first quarter largely as a result of an increase of $4.6 million in pension expense, which is expected to recur each quarter throughout the remainder of the fiscal year, influenced by a lower discount rate, and costs associated with changes to the route-to-market planned for Germany and Brazil during the second quarter, such as system and procurement-related expenses.

Operating income of $172.7 million declined $19.3 million, or 10%, for the three months ended July 31, 2010 compared to the same period last year.  Operating income was hurt by a stronger U.S. dollar, which reduced operating income by approximately $12 million, expenses associated with changes in route-to-market, and a decrease in estimated trade inventory levels.  Although we grew both net sales and gross profit 3% on an underlying basis for the quarter, underlying operating income was down modestly as higher brand investments, an increase in pension expense (lower discount rate), and some selling, general and administrative investments concentrated in the first half of the fiscal year offset these gains.

Change vs. Prior Period

• Underlying change in operating income	(1%)
• Expenses associated with changes in route-to- market6	(1%)
• Estimated net change in trade inventories	(2%)
• Foreign exchange	(6%)
Reported change in operating income	(10%)

Net interest expense decreased by $0.9 million compared to a year ago reflecting lower net debt and a greater percentage of floating rate debt at lower interest rates.

The effective tax rate in the quarter was 33.1% compared to 34.4% reported in the first quarter of fiscal 2010.  The decrease in our effective tax rate was driven by a reduction in tax expense related to discrete items arising during the period.

Reported diluted earnings per share of $0.76 for the quarter decreased 6% from the $0.81 earned in the same prior year period.  The same factors that reduced operating income also contributed to the decrease in earnings per share.  A lower effective tax rate and a reduction in shares outstanding attributable to the share repurchase activity authorized in December 2008 and June 2010 partially offset these declines in operating income.

6 Expenses associated with route-to-market refers to expenses associated with the changes to the company’s distribution structures primarily in Germany and Brazil.  We believe that identifying these costs allows management and investors to better understand growth trends.

Full-Year Outlook

Our full-year outlook remains unchanged from the earnings guidance provided in early June of $2.98 to $3.38 per share.  We remain cautious given the many uncertainties that we believe will continue to influence our overall financial performance for the year, including the ongoing volatile macroeconomic conditions and the resulting effect on consumer spending, particularly in the U.S. and Western Europe and on our Southern Comfort brand overall.  Additionally, consumer responses to our innovation activities, and those of our competitors, better than expected success or disruption from upcoming route-to-consumer changes, and fluctuations in foreign exchange rates could affect our performance for the year.  We anticipate a continuation of underlying operating income growth in the mid-single digits for fiscal 2011.

Liquidity and Financial Condition

Cash and cash equivalents increased $29.2 million during the three months ended July 31, 2010, compared to a decline of $53.6 million during the same quarter last year.  Cash provided by operations was $96.6 million, down from $117.8 million for the same period last year, primarily reflecting a $23.8 million increase in cash used to fund our pension plan obligations.  Cash provided by investing activities increased from last year by $11.5 million, largely reflecting $11.0 million in proceeds from the sale of property, plant, and equipment.  Cash used for financing activities was $110.3 million less than last year, primarily reflecting a $105.4 million decrease in net debt repayments.  The impact on cash and cash equivalents as a result of exchange rate changes was a decrease of $3.5 million for the three months ended July 31, 2010, compared to an increase of $14.3 million for the same period last year.

We have access to several liquidity sources to supplement our cash flow from operations.  Our commercial paper program, supported by our bank credit facility, continues to fund our short-term credit needs.  Our commercial paper continues to enjoy steady demand from investors.  Alternatively, we expect that we could satisfy our liquidity needs by drawing on our $800.0 million bank credit facility (currently unused).  This facility expires April 30, 2012, and carries favorable terms compared with current market conditions.

Under extreme market conditions, it is possible that the banks may not be able to fully fund this credit facility.  While we are alert to this uncertainty, we believe the banking market has improved considerably.  Also, we believe that the markets for investment-grade bonds and private placements are very accessible and provide a source of long-term financing that, in addition to our cash flow from operations, could be used to pay off our short-term debt if necessary.

We have high credit standards when initiating transactions with counterparties and closely monitor our counterparty risks with respect to our cash balances and derivative contracts (that is, foreign currency and interest rate hedges). If a counterparty’s credit quality were to deteriorate below our acceptable credit standards, we would either liquidate exposures or require the counterparty to post appropriate collateral.

We believe our current liquidity position is strong and sufficient to meet all of our financial commitments for the foreseeable future. Our $800.0 million bank credit facility’s most restrictive covenant requires our consolidated EBITDA (as defined in the agreement) to consolidated interest expense not be less than a ratio of 3 to 1. At July 31, 2010, with a ratio of 26 to 1, we were within the covenant’s parameters.

As we announced on June 8, 2010, our Board of Directors has authorized us to repurchase up to $250.0 million of our outstanding Class A and Class B common shares before December 1, 2010, subject to market and other conditions. Under this program, we may repurchase shares from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws. As of July 31, 2010, we have repurchased a total of 799,101 shares (6,400 of Class A and 792,701of Class B) under this program for approximately $47.0 million.  The average repurchase price per share, including broker commissions, was $58.89 for Class A and $58.82 for Class B.

On July 22, 2010, our Board of Directors approved a regular quarterly cash dividend of $0.30 per share on Class A and Class B Common Stock. Stockholders of record on September 7, 2010 will receive the cash dividend on October 1, 2010.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We hold debt obligations, foreign currency forward and option contracts, and commodity futures contracts that are exposed to risk from changes in interest rates, foreign currency exchange rates, and commodity prices, respectively.  Established procedures and internal processes govern the management of these market risks.

Item 4.  Controls and Procedures

The Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of Brown-Forman (its principal executive and principal financial officers) have evaluated the effectiveness of the  company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, the CEO and CFO concluded that the company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by the company in such reports is accumulated and communicated to the company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.  There has been no change in the company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about shares of our common stock that we repurchased during the quarter ended Jul 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

May 1, 2010 – May 31, 2010	12,954	$59.01	--	$250,000,000
June 1, 2010 – June 30, 2010	297,200	$59.58	297,200	$232,300,000
July 1, 2010 – July 31, 2010	501,901	$58.37	501,901	$203,000,000
Total	812,055	$58.82	799,101

As we announced on June 8, 2010, our Board of Directors has authorized us to repurchase up to $250.0 million of our outstanding Class A and Class B common shares before December 1, 2010, subject to market and other conditions.  Under this program, we may repurchase shares from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws.  799,101 of the shares included in the above table were acquired as part of this program.

The remaining 12,954 shares included in the above table were received from employees to satisfy income tax withholding obligations triggered by the vesting of restricted shares.

Item 6.  Exhibits

31.1         CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2         CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (not considered to be filed).

101
The following materials from Brown-Forman Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (a) Condensed Consolidated Statements of Operations, (b) Condensed Consolidated Balance Sheets, (c) Condensed Consolidated Statements of Cash Flows, and (d) Notes to the Condensed Consolidated Financial Statements*

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN-FORMAN CORPORATION
(Registrant)

Date: September 2, 2010	By:	/s/ Donald C. Berg
Donald C. Berg
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)