Form 10-Q
period 2010-10-31
BROWN FORMAN CORP
filed 2010-12-09
CIK 14693

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended OCTOBER 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐     No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  November 30, 2010

Class A Common Stock ($.15 par value, voting)	56,571,774
Class B Common Stock ($.15 par value, nonvoting)	88,564,917

 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2010	2009	2010
Net sales	$892.9	$905.7	$1,630.8	$1,650.6
Excise taxes	194.1	207.3	361.2	382.8
Cost of sales	255.8	239.6	446.5	430.2
Gross profit	443.0	458.8	823.1	837.6
Advertising expenses	92.1	93.5	168.2	169.8
Selling, general, and administrative expenses	125.1	132.9	242.2	264.9
Amortization expense	1.3	1.3	2.6	2.5
Other (income), net	(1.1)	(3.9)	(7.5)	(7.3)
Operating income	225.6	235.0	417.6	407.7
Interest income	0.4	0.6	1.4	1.0
Interest expense	7.8	6.7	16.0	13.4
Income before income taxes	218.2	228.9	403.0	395.3
Income taxes	70.9	74.9	134.4	129.9
Net income	$147.3	$154.0	$268.6	$265.4

Earnings per share:
Basic	$0.99	$1.06	$1.80	$1.81
Diluted	$0.99	$1.05	$1.79	$1.80

Cash dividends per common share:
Declared	--	--	$0.5750	$0.6000
Paid	$0.2875	$0.3000	$0.5750	$0.6000

 See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions)

	April 30,	October 31,
	2010	2010
Assets
Cash and cash equivalents	$231.6	$155.7
Accounts receivable, net	418.0	544.0
Inventories:
Barreled whiskey	298.9	299.3
Finished goods	142.1	186.1
Work in process	156.5	151.4
Raw materials and supplies	53.1	62.1
Total inventories	650.6	698.9

Current deferred tax assets	42.2	40.7
Other current assets	184.1	164.4
Total current assets	1,526.5	1,603.7

Property, plant and equipment, net	467.8	449.5
Goodwill	666.5	669.3
Other intangible assets	669.6	669.4
Deferred tax assets	11.0	11.7
Other assets	41.6	36.5
Total assets	$3,383.0	$3,440.1

Liabilities
Accounts payable and accrued expenses	$342.4	$381.7
Accrued income taxes	3.7	19.5
Current deferred tax liabilities	9.1	9.2
Short-term borrowings	187.5	129.2
Current portion of long-term debt	2.9	2.9
Total current liabilities	545.6	542.5

Long-term debt	507.9	508.5
Deferred tax liabilities	82.2	96.1
Accrued pension and other postretirement benefits	283.4	254.0
Other liabilities	68.9	63.6
Total liabilities	1,488.0	1,464.7

Commitments and contingencies

Stockholders’ Equity
Common stock:
Class A, voting (57,000,000 shares authorized; 56,964,000 shares issued)	8.5	8.5
Class B, nonvoting (100,000,000 shares authorized; 99,363,000 shares issued)	14.9	14.9
Additional paid-in capital	59.4	60.0
Retained earnings	2,464.4	2,641.9
Accumulated other comprehensive loss, net of tax	(176.3)	(173.7)
Treasury stock, at cost (9,364,000 and 11,026,000 shares at April 30 and October 31, respectively)	(475.9)	(576.2)
Total stockholders’ equity	1,895.0	1,975.4
Total liabilities and stockholders’ equity	$3,383.0	$3,440.1

See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Six Months Ended
	October 31,
	2009	2010
Cash flows from operating activities:
Net income	$268.6	$265.4
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	28.6	28.7
Gain on sale of property, plant, and equipment	--	(1.5)
Stock-based compensation expense	3.9	3.9
Deferred income taxes	7.8	10.2
Changes in assets and liabilities	(103.2)	(128.9)
Cash provided by operating activities	205.7	177.8

Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	--	12.1
Additions to property, plant, and equipment	(12.4)	(15.1)
Computer software expenditures	(1.8)	(1.3)
Cash used for investing activities	(14.2)	(4.3)

Cash flows from financing activities:
Net change in short-term borrowings	(34.7)	(58.3)
Repayment of long-term debt	(1.6)	(1.4)
Net payments related to exercise of stock options	(1.4)	(3.3)
Excess tax benefits from stock options	1.9	6.3
Acquisition of treasury stock	(139.0)	(106.6)
Dividends paid	(85.8)	(87.9)
Cash used for financing activities	(260.6)	(251.2)

Effect of exchange rate changes on cash and cash equivalents	18.3	1.8

Net decrease in cash and cash equivalents	(50.8)	(75.9)

Cash and cash equivalents, beginning of period	340.1	231.6

Cash and cash equivalents, end of period	$289.3	$155.7

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

We prepared the accompanying financial statements on a basis that is substantially consistent with the accounting principles applied in our 2010 Annual Report, although during the first quarter of fiscal 2011 we adopted new accounting guidance for disclosure of fair value measurements (Note 8). Our adoption of the new accounting guidance had no material impact on our financial statements.

2.         Inventories

We use the last-in, first-out (“LIFO”) method to determine the cost of most of our inventories.  If the LIFO method had not been used, inventories at current cost would have been $218.6 million higher than reported as of April 30, 2010, and $226.6 million higher than reported as of October 31, 2010.  Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

3.         Income Taxes

Our consolidated quarterly effective tax rate is based upon our projected annual operating income, statutory tax rates, and income tax laws in the various jurisdictions in which we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. The effective tax rate of 32.9% for the six months ended October 31, 2010 is based on an expected tax rate from operations of 32.4% on ordinary income for the full fiscal year, the recognition of additional tax expense related to discrete items arising during the period, and interest on previously provided tax contingencies.  Our expected tax rate from operations includes current fiscal year additions for existing tax contingency items.

We do not believe there will be a material change in our gross unrecognized tax benefits in the next 12 months.

We file income tax returns in the U.S., including several state and local jurisdictions, as well as in several other countries in which we conduct business.  The major jurisdictions and their earliest fiscal years that are currently open for tax examinations are 1998 in the U.S., 2006 in Australia, Ireland, and Italy, 2005 in Poland, 2004 in Finland, 2003 in the U.K., and 2002 in Mexico.  Audits of our fiscal 2006 and 2007 U.S. federal tax returns were completed during fiscal 2010. Although one item from those audits remains open, we believe that we have adequately provided for it, and that our remaining exposure is not material.  In addition, audits of our fiscal 2008 and 2009 U.S. federal tax returns have commenced during fiscal 2011.

4.         Earnings Per Share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of unrestricted common shares outstanding during the period.  Diluted earnings per share further includes the dilutive effect of stock options, stock-settled appreciation rights (“SSARs”), restricted stock units (“RSUs”), and deferred stock units (“DSUs”).

We have granted restricted shares of common stock to certain employees as part of their compensation.  These restricted shares, which have varying vesting periods, contain nonforfeitable rights to dividends declared on common stock.  As a result, the unvested restricted shares are considered participating securities in the calculation of earnings per share.

The following table presents information concerning basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions, except per share amounts)	2009	2010	2009	2010
Basic and diluted net income	$147.3	$154.0	$268.6	$265.4
Income allocated to participating securities (restricted shares)	(0.2)	(0.2)	(0.3)	(0.3)
Net income available to common stockholders	$147.1	$153.8	$268.3	$265.1

Share data (in thousands):
Basic average common shares outstanding	147,992	145,649	148,797	146,113
Dilutive effect of stock options, SSARs, RSUs, and DSUs	702	855	684	835
Diluted average common shares outstanding	148,694	146,504	149,481	146,948

Basic earnings per share	$0.99	$1.06	$1.80	$1.81
Diluted earnings per share	$0.99	$1.05	$1.79	$1.80

The grant price per SSAR of approximately 407,000 SSARs granted in July 2010 was greater than the average market price per share for the three-month and six-month periods ended October 31, 2010.  Accordingly, none of these SSARs are included in the calculation of earnings per share for any of the periods presented in this report.

5.         Contingencies

We operate in a litigious environment, and we are sued in the normal course of business.  Sometimes plaintiffs seek substantial damages.  Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate.  We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. No material accrued loss contingencies are recorded as of October 31, 2010.

6.         Pension and Other Postretirement Benefits

The following table shows the components of the pension and other postretirement benefit expense recognized for our U.S. benefit plans during the periods covered by this report. Information about similar international plans is not presented due to immateriality.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions)	2009	2010	2009	2010
Pension Benefits:
Service cost	$2.7	$3.9	$5.4	$7.8
Interest cost	8.1	8.3	16.2	16.7
Expected return on plan assets	(8.6)	(9.1)	(17.1)	(18.1)
Amortization of:
Prior service cost	0.2	0.2	0.5	0.4
Net actuarial loss	1.0	4.7	1.9	9.3
Net expense	$3.4	$8.0	$6.9	$16.1

Other Postretirement Benefits:
Service cost	$0.2	$0.3	$0.4	$0.6
Interest cost	0.9	0.8	1.7	1.6
Amortization of net actuarial loss	--	--	--	0.1
Net expense	$1.1	$1.1	$2.1	$2.3

7.         Comprehensive Income

Comprehensive income is a broad measure of the effects of all transactions and events (other than investments by or distributions to stockholders) that are recognized in stockholders' equity, regardless of whether those transactions and events are included in net income.  The following table adjusts net income for the other items included in the determination of comprehensive income:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions)	2009	2010	2009	2010
Net income	$147.3	$154.0	$268.6	$265.4
Other comprehensive income (loss), net of tax:
Postretirement benefits adjustment	0.5	3.1	1.3	5.7
Foreign currency translation adjustment	11.9	14.5	27.0	5.7
Net (loss) on cash flow hedges	(2.5)	(6.4)	(18.1)	(8.8)
	9.9	11.2	10.2	2.6
Comprehensive income	$157.2	$165.2	$278.8	$268.0

Accumulated other comprehensive income (loss), net of tax, consisted of the following:

	April 30,	October 31,
(Dollars in millions)	2010	2010
Postretirement benefits adjustment	$(190.5)	$(184.8)
Cumulative translation adjustment	10.8	16.5
Unrealized gain (loss) on cash flow hedge contracts	3.4	(5.4)
	$(176.3)	$(173.7)

8.           Fair Value Measurements

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis in the accompanying balance sheet as of October 31, 2010:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts	$4.0	--	--	$4.0
Foreign currency contracts	--	$0.8	--	0.8
Interest rate swap contracts	--	2.4	--	2.4

Liabilities:
Foreign currency contracts	--	11.1	--	11.1

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

We measure some assets and liabilities at fair value on a nonrecurring basis; that is, we do not measure at fair value on an ongoing basis, but we do adjust them to fair value in certain circumstances (for example, when we determine that an asset is impaired).  The fair values of assets and liabilities measured at fair value on a nonrecurring basis during fiscal 2011 were not material as of October 31, 2010.

9.           Fair Value of Financial Instruments

The fair value of cash, cash equivalents, and short-term borrowings approximates the carrying amount due to the short maturities of these instruments.  We estimate the fair value of long-term debt based on the prices at which similar debt has recently traded in the market and considering the overall market conditions on the date of valuation.  We determine the fair value of commodity, foreign currency, and interest swap contracts as discussed in Note 8.  As of October 31, 2010, the fair values and carrying amounts of these instruments were as follows:

	Carrying	Fair
(Dollars in millions)	Amount	Value
Assets:
Cash and cash equivalents	$155.7	$155.7
Commodity contracts	4.0	4.0
Foreign currency contracts	0.8	0.8
Interest rate swap contracts	2.4	2.4

Liabilities:
Foreign currency contracts	11.1	11.1
Short-term borrowings	129.2	129.2
Current portion of long-term debt	2.9	2.9
Long-term debt	508.5	548.1

10.           Derivative Financial Instruments

Our multinational business exposes us to global market risks, including the effect of fluctuations in currency exchange rates, commodity prices, and interest rates.  We use derivatives to help manage financial exposures that occur in the normal course of business.  We formally document the purpose of each derivative contract, which includes linking the contract to the financial exposure it is designed to mitigate.  We do not hold or issue derivatives for trading purposes.

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

As of October 31, 2010, we had outstanding foreign currency contracts with a total notional amount of $374.7 million, related primarily to our euro, British pound, and Australian dollar exposures.

We also had outstanding exchange-traded futures and options contracts on approximately four million bushels of corn as of October 31, 2010.  We use these contracts to mitigate our exposure to corn price volatility.  Because we do not designate these contracts as hedges for accounting purposes, we immediately recognize the changes in their fair value in earnings.

We manage our interest rate risk with swap contracts.  As of October 31, 2010, we had fixed-to-floating interest rate swaps outstanding with a notional value of $250.0 million and a maturity matching our bonds due April 1, 2012.  These swaps are designated as fair value hedges.  The change in fair value of the swap not related to accrued interest is offset by a corresponding adjustment to the carrying value of the bond.

The following table presents the fair values of our derivative instruments as of October 31, 2010.  The fair values are presented below on a gross basis, while the fair values of those instruments that are subject to master settlement arrangements are presented on a net basis in the accompanying consolidated balance sheet, as required by GAAP.

(Dollars in millions)	Classification	Fair value of derivatives in a gain position	Fair value of derivatives in a loss position
Designated as cash flow hedges:
Foreign currency contracts	Other current assets	$1.8	$(1.6)
Foreign currency contracts	Accrued expenses	0.4	(9.4)
Foreign currency contracts	Other liabilities	0.3	(2.7)

Designated as fair value hedges:
Interest rate swap contracts	Other current assets	0.2	--
Interest rate swap contracts	Other assets	2.2	--

Not designated as hedges:
Commodity contracts	Other current assets	4.0	--
Foreign currency contracts	Other current assets	0.6	--
Foreign currency contracts	Accrued expenses	0.3	--

The following tables present the amounts affecting our consolidated statement of operations for the periods covered by this report:

		Three Months Ended
		October 31,
(Dollars in millions)	Classification	2009	2010
Currency derivatives designated as cash flow hedge:
Net (loss) recognized in AOCI	N/A	$(9.1)	$(9.8)
Net (loss) gain reclassified from AOCI into income	Net sales	(5.1)	0.5

Interest rate derivatives designated as fair value hedges:
Net (loss) recognized in income*	Other income	--	(0.8)
*The effect on the hedged item was an equal but offsetting amount for the periods presented.

Currency derivatives designated as net investment hedges:
Net (loss) recognized in AOCI	N/A	(0.5)	(1.7)

Derivatives not designated as hedging instruments:
Currency derivatives – net (loss) recognized in income	Net sales	(5.0)	(5.3)
Currency derivatives – net (loss) recognized in income	Other income	(4.3)	(1.1)
Commodity derivatives – net gain recognized in income	Cost of sales	0.2	4.7

		Six Months Ended
		October 31,
(Dollars in millions)	Classification	2009	2010
Currency derivatives designated as cash flow hedge:
Net (loss) recognized in AOCI	N/A	$(32.1)	$(9.8)
Net (loss) gain reclassified from AOCI into income	Net sales	(2.0)	4.4

Interest rate derivatives designated as fair value hedges:
Net gain recognized in income*	Other income	--	1.9
*The effect on the hedged item was an equal but offsetting amount for the periods presented.

Currency derivatives designated as net investment hedges:
Net (loss) recognized in AOCI	N/A	(3.3)	(0.8)

Derivatives not designated as hedging instruments:
Currency derivatives – net (loss) recognized in income	Net sales	(11.1)	(4.6)
Currency derivatives – net (loss) recognized in income	Other income	(1.7)	(0.5)
Commodity derivatives – net (loss) gain recognized in income	Cost of sales	(1.0)	5.0

We expect to reclassify $6.7 million of deferred net losses recorded in AOCI as of October 31, 2010, to earnings during the next 12 months.  This reclassification would offset the anticipated earnings impact of the underlying hedged exposures.  The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur.  The maximum term of our contracts outstanding at October 31, 2010 is 24 months.

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

Some of our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below such level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. As of October 31, 2010, the aggregate fair value of all derivatives with creditworthiness requirements that were in a net liability position was $9.4 million.

11.           Subsequent Events

On November 18, 2010, our Board of Directors approved a regular quarterly cash dividend of $0.32 per share on Class A and Class B common stock, representing a dividend per share increase of 6.7%.  The dividend will be paid on December 27, 2010 to stockholders of record as of December 7, 2010. Historically the payment from the November declaration has been made in early January of the following calendar year. However, with the uncertainty surrounding the renewal of the current dividend tax rates which expire on December 31, 2010, our Board chose to accelerate the cash payment, which will result in five cash payments for calendar 2010.

Also, as announced on December 1, 2010, our Board of Directors declared a special cash dividend of $1.00 per share on Class A and Class B common stock that will be paid on December 28, 2010 to stockholders of record as of December 10, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of  Operations

You should read the following discussion and analysis along with our 2010 Annual Report. Note that the results of operations for the six months ended October 31, 2010, do not necessarily indicate what our operating results for the full fiscal year will be.  In this Item, “we,” “us,” and “our” refer to Brown-Forman Corporation.

Important Information on Forward-Looking Statements:

This report contains statements, estimates, and projections that are "forward-looking statements" as defined under U.S. federal securities laws. Words such as “aim,” “anticipate,” “aspire,” “believe,” “envision,” “estimate,” “expect,” “expectation,” “intend,” “may,” “potential,” “project,” “pursue,” “see,” “will,” “will continue,” and similar words identify forward-looking statements, which speak only as of the date we make them. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.  By their nature, forward-looking statements involve risks, uncertainties and other factors (many beyond our control) that could cause our actual results to differ materially from our historical experience or from our current expectations or projections. These risks and other factors include, but are not limited to:

•
continuing or additional pressure on economic conditions in major markets or political, financial, or equity market turmoil (and related credit and capital market instability and  illiquidity); high unemployment; supplier, customer or consumer credit or other financial problems; inventory fluctuations at distributors, wholesalers, or retailers; bank failures or governmental nationalizations; etc.

•
successful development and implementation of effective business and brand strategies and innovations, including distribution, marketing, promotional activity, favorable trade and consumer reaction to our product line extensions, formulation, and packaging changes

•	competitors’ pricing actions (including price reductions, promotions, discounting, couponing or free goods), marketing, product introductions, or other competitive activities
•
prolonged continuation or acceleration of the declines in consumer confidence or spending, whether related to economic conditions (such as austerity measures or tax increases), wars, natural or other disasters, weather, pandemics, security concerns, terrorist attacks or other factors

•
changes in tax rates (including excise, sales, VAT, corporate, individual income, dividends, capital gains) or in related reserves, changes in tax rules (e.g., LIFO, foreign income deferral, U.S. manufacturing and other deductions) or accounting standards, tariffs,  or other restrictions affecting beverage alcohol, and the unpredictability and suddenness with which they can occur

•	trade or consumer resistance to price increases in our products
•	tighter governmental restrictions on our ability to produce, import, sell, price, or market our products, including advertising and promotion; regulatory compliance costs
•	business disruption, decline or costs related to reductions in workforce or other cost-cutting measures
•	lower returns and discount rates related to pension assets, higher interest rates, or significant fluctuations in inflation rates; deflation
•	fluctuations in the U.S. dollar against foreign currencies, especially the euro, British pound, Australian dollar, or Polish zloty
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
•
lower profits, due to factors such as fewer used barrel sales, lower production volumes (either for our own brands or for those of third parties), sales mix shift toward lower priced or lower margin skus, or cost increases in energy or raw materials, such as grapes, grain, agave, wood, glass, plastic, or closures

•
climate changes, agricultural uncertainties, environmental calamities, our suppliers’ financial hardships or other factors that affect the  availability, price, or quality of grapes, agave, grain, glass, energy, closures, plastic, or wood

•	negative publicity related to our company, brands, personnel, operations, business performance or prospects
•	product counterfeiting, tampering, contamination, or recalls and resulting negative effects on our sales, brand equity, or corporate reputation
•
significant costs or other adverse developments stemming from litigation or governmental investigations of beverage alcohol industry business, trade, or marketing practices by us, our importers, distributors, or retailers

•	impairment in the recorded value of any assets, including receivables, inventory, fixed assets, goodwill or other intangibles

Results of Operations:
Second Quarter Fiscal 2011 Compared to Second Quarter Fiscal 2010

A summary of our operating performance (dollars expressed in millions, except per share amounts) is presented below.
	Three Months Ended
	October 31,
	2009	2010	Change
Net sales	$892.9	$905.7	1%
Gross profit	443.0	458.8	4%
Advertising expenses	92.1	93.5	1%
Selling, general, and administrative expenses	125.1	132.9	6%
Amortization expense	1.3	1.3
Other (income), net	(1.1)	(3.9)
Operating income	225.6	235.0	4%
Interest expense, net	7.4	6.1
Income before income taxes	218.2	228.9	5%
Income taxes	70.9	74.9
Net income	147.3	154.0	5%

Gross margin	49.6%	50.7%
Operating margin	25.3%	25.9%

Effective tax rate	32.5%	32.7%

Earnings per share:
Basic	$0.99	$1.06	6%
Diluted	0.99	1.05	6%

Net sales for the three months ended October 31, 2010 were $905.7 million, up $12.8 million or 1% compared to the same prior year period.  The increase in net sales in the quarter was driven by volumetric gains for several brands in our portfolio including Jack Daniel’s Tennessee Whiskey, Jack Daniel’s ready-to-drinks brands, Gentleman Jack, el Jimador, Jack Daniel’s Single Barrel, Bonterra, Little Black Dress, and Woodford Reserve.  A reduction in trade inventory levels in Western Europe, lower volumes for Fetzer, Southern Comfort, and an agency brand we sell in Poland, and a decrease in sales of used barrels partially offset these gains.  On a geographic basis, growth in several markets including Australia, France, Germany, Turkey, and Italy contributed to the underlying1 growth in net sales for the quarter.  Lower net sales were registered in the U.S. (due in part to lower volumes for Southern Comfort), Russia (driven by a route to market change), and Japan.

   1 Underlying change represents the percentage increase or decrease in reported financial results in accordance with generally accepted accounting principles (GAAP) in the United States, exclusive of other items impacting period-over-period results.  We believe presenting the underlying change helps provide transparency to our comparable business performance.

The components of the 1% increase in net sales for the quarter were:

Change vs. Prior Period
• Underlying change in net sales	2%
• Estimated net change in trade inventories2	(1%)
Reported change in net sales	1%

Gross profit increased $15.8 million, or 4% from the second quarter of last year.  The brands and geographic areas that drove the increase in net sales for the quarter also contributed to the growth in gross profit for the same period. A weaker U.S. dollar, which increased gross profit by approximately $8 million, and a reduction in value added packaging activity and operational efficiencies at our production facilities, which reduced cost of goods sold, also contributed to the improvement in gross profit in the quarter. Gross margin of 50.7% increased 110 basis points compared to 49.6% in the prior year period reflecting, the benefit of the weaker U.S. dollar and the lower cost of goods discussed above.

The following table shows the major factors influencing the changes in gross profit for the quarter:

Change vs. Prior Period
• Underlying change in gross profit	3%
• Foreign exchange3	2%
• Estimated net change in trade inventories	(1%)
Reported change in gross profit	4%

Advertising expenses increased $1.4 million, or 1% for the three month period, reflecting higher investments behind several brands including Jack Daniel’s RTDs, Gentleman Jack, Herradura, el Jimador, New Mix, and the newly introduced Southern Comfort Lime and Chambord Vodka.

Selling, general and administrative expenses increased $7.8 million, or 6%, for the quarter, largely as a result of an increase of $5.0 million in pension expense, which is expected to recur each quarter throughout the remainder of the fiscal year, influenced by a lower discount rate.  System, procurement and other infrastructure-related costs associated with route-to-market changes, which transitioned during the quarter, also contributed to the increase in selling, general and administrative expenses.

Operating income of $235.0 million increased $9.4 million, up 4% from the same period last year.  Operating income was helped by both a weaker U.S. dollar, which increased operating income by approximately $10.0 million, and underlying growth in our business.  Expenses associated with changes in route-to-market and a decrease in estimated trade inventory levels reduced operating income for the quarter.  Underlying growth in operating income grew at a slightly lower rate than the underlying growth in gross profit (2% vs. 3%) for the three month period, as an increase in pension expense (lower discount rate) partially offset this gain.

Change vs. Prior Period
• Foreign exchange	4%
• Underlying change in operating income	2%
• Expenses associated with changes in route-to-market4	(1%)
• Estimated net change in trade inventories	(1%)
Reported change in operating income	4%

Net interest expense decreased by $1.3 million compared to a year ago, reflecting lower net debt and a greater percentage of floating rate debt at lower interest rates.

The effective tax rate in the quarter of 32.7% was up modestly compared to 32.5% reported in the second quarter of fiscal 2010 due in part to a slightly higher state tax rate effect.

Reported diluted earnings per share of $1.05 for the quarter increased 6% from the $0.99 earned in the same prior year period.  The same factors that increased operating income contributed to the improvement in diluted earnings per share for the quarter.  A decrease in net interest expense and a reduction in shares outstanding (attributable to the share repurchase activity authorized in December 2008 and June 2010) also contributed to the increase in earnings per share.

   2 Refers to the estimated financial impact of changes in wholesale trade inventories for our brands.  We compute this effect by using our estimated depletion trends and separately identifying trade inventory changes in the variance analysis for our key measures.  Based on the estimated depletions and the fluctuations in trade inventory levels, we then adjust the percentage variances from prior to current periods for our key measures.  We believe it is important to separately identify the impact of this item in order for management and investors to understand the results of our business that can arise from varying levels of wholesale inventories.
   3 Refers to net gains and losses incurred by us relating to sales and purchases in currencies other than the U.S. dollar.  We use the measure to understand the growth of the business on a constant dollar basis, as fluctuations in exchange rates can distort the underlying growth trends of our business (both positively and negatively).  To neutralize the effect of foreign exchange fluctuations, we have historically translated current year results at prior year rates.  We believe it is important to separately identify the impact that foreign exchange has on each major line item of our consolidated statement of operations.
   4 Expenses associated with changes in route-to-market refers to expenses related to changes in the company’s distribution structures primarily in Germany and Brazil.  We believe that identifying these costs allows management and investors to better understand growth trends.

Results of Operations:
Six Months Fiscal 2011 Compared to Six Months Fiscal 2010

A summary of our operating performance (dollars expressed in millions, except per share amounts) is presented below.
	Six Months Ended
	October 31,
	2009	2010	Change
Net sales	$1,630.8	$1,650.6	1%
Gross profit	823.1	837.6	2%
Advertising expenses	168.2	169.8	1%
Selling, general, and administrative expenses	242.2	264.9	9%
Amortization expense	2.6	2.5
Other (income), net	(7.5)	(7.3)
Operating income	417.6	407.7	(2%)
Interest expense, net	14.6	12.4
Income before income taxes	403.0	395.3	(2%)
Income taxes	134.4	129.9
Net income	268.6	265.4	(1%)

Gross margin	50.5%	50.7%
Operating margin	25.6%	24.7%

Effective tax rate	33.4%	32.9%

Earnings per share:
Basic	$1.80	$1.81	1%
Diluted	1.79	1.80	1%

Net sales for the six months ended October 31, 2010 were up $19.8 million, or 1% compared to the same prior-year period.  A 2% increase in underlying net sales growth was partially offset by a decrease in estimated trade inventory levels.

Change vs. Prior Period
• Underlying change in net sales	2%
• Estimated net change in trade inventories	(1%)
Reported change in net sales	1%

The primary drivers contributing to our underlying growth in net sales for the six months were volumetric gains for several brands in our portfolio including Jack Daniel’s Tennessee Whiskey, Jack Daniel’s RTDs, el Jimador, and Gentleman Jack.  Gains were also registered for Woodford Reserve, New Mix, Herradura, Bonterra, and Sonoma Cutrer.  Lower net sales for other brands such as Southern Comfort, Fetzer, an agency brand we sell in Poland, and Southern Comfort Ready to Pours (negatively affected in part by comparison to the initial sales into the market in connection with their introduction last year) partially offset the growth.  Numerous countries experienced underlying growth in net sales through October, including Australia, Mexico, Spain, the U.K., and Germany.  Net sales declined in the U.S. due in part to volume softness for Southern Comfort and in Russia, reflecting temporary disruption associated with a route-to-market change.

The following discussion highlights more specifically for several brands net sales and depletion5 results in the first six months of the fiscal year compared to the same prior period:

•
Jack Daniel’s Tennessee Whiskey net sales increased in the low-single digits on both a reported and constant currency basis6.  Global depletions improved 3%, growing 8% internationally while declining 2% in the U.S.  The brand’s growth outside the U.S. was broad-based with notable gains throughout most of Europe, Latin America, Australia, India, and Travel Retail.

•
Jack Daniel’s RTDs registered double-digit growth in net sales on both a reported and constant currency basis as the brand continued to benefit from strong volumetric gains in Australia and Germany.  Geographic expansion that began last year in the U.K. and Mexico  and further expansion into other markets this fiscal year contributed to the depletion and net sales growth for Jack Daniel’s RTDs.

•
Finlandia net sales declined in the low-single digits on both a reported and constant currency basis (reflecting a reallocation of advertising spending to promotional activity), while the brand’s depletions were flat compared to same period last fiscal year.  In Poland, the brand’s largest market, depletions grew 2%, after declining 1% last fiscal year.

•
Southern Comfort global net sales declined in the low-single digits though October on a reported basis and on a constant currency basis driven by depletion declines in the brand’s largest market, the U.S. The brand registered modest growth overall outside the U.S. We believe the brand continued to be adversely affected by increased competition from flavored whiskeys, flavored vodkas, and spiced rums, particularly those consumed in the more traditional shot occasion.

•
el Jimador experienced high single-digit growth in depletions and double-digit net sales growth on both a reported and constant currency basis, fueled by double-digit depletion gains in the U.S. and expansion into other international markets outside of Mexico.

Gross profit increased $14.5 million, or 2% driven by the same factors that drove the increase in net sales for the six month period.  Cost of goods sold improvements contributed to the increase in both reported and underlying gross profit while a decrease in estimated trade inventory levels partially offset these benefits.  Gross margin of 50.7% improved slightly compared to 50.5% reflecting the benefit of improved cost of goods sold.

The following table shows the major factors influencing the changes in gross profit for the quarter:

Change vs. Prior Period
• Underlying change in gross profit	3%
• Estimated net change in trade inventories	(1%)
Reported change in gross profit	2%

Advertising expenses were up $1.6 million, or 1%, reflecting increased investments behind the Jack Daniel’s family of brands, the Herradura family of brands (el Jimador, Herradura, New Mix, and Antiguo), and new line extension introductions. We continued to strive to optimize our mix of total brand investment by reallocating resources among brands, geographies, and channels that we believe enable us to effectively and efficiently reach consumers around the world.  Off-premise activities and international markets continued to receive increased focus.  We expect to remain flexible in directing brand spending and resources to activities that support the business in the current environment while continuing to position our company for long-term growth.

Selling, general and administrative expenses increased $22.7 million, or 9%, compared to the first half of last fiscal year due in part to an increase of approximately $10.0 million in pension expense (which is expected to recur during the second half of this fiscal year), influenced by a lower discount rate.  Costs associated with route-to-market changes made during our second quarter also contributed to the increase in selling, general, and administrative expenses for the first six months of the fiscal year.  We expect selling, general, and administrative expenses to moderate over the balance of the fiscal year when compared to the same period last year.

Operating income declined $9.9 million, or 2%, compared to the first half of last year.  Operating income was hurt by expenses associated with changes in route-to-market and a decrease in estimated net change in trade inventory levels.  We grew net sales, gross profit, and operating income on an underlying basis for the first six months of the fiscal year, though the rate of growth for underlying operating income was modestly lower as higher brand investments, an increase in pension expense, and some selling, general and administrative investments concentrated in the first half of the fiscal year partially offset these gains.

Change vs. Prior Period
• Underlying change in operating income	1%
• Expenses associated with changes in route-to-market	(1%)
• Estimated net change in trade inventories	(2%)
Reported change in operating income	(2%)

Net interest expense decreased by $2.2 million compared to a year ago reflecting lower net debt and a greater percentage of floating rate debt at lower interest rates.

The effective tax rate for the first half of the year was 32.9% compared to 33.4% reported in the first half of fiscal 2010. The decrease in our effective tax rate was driven primarily by the statutory increase in the U.S. tax benefit related to domestic manufacturing activities.

Reported diluted earnings per share of $1.80 for the first six months increased 1% from the $1.79 earned in the same prior year period. A reduction in net interest expense, a lower effective tax rate, and a reduction in shares outstanding attributable to the share repurchase activity authorized in December 2008 and June 2010 offset the decline in operating income on a reported basis.

Full-Year Outlook

Our diluted earnings per share full-year outlook reflect an increase in our guidance range to $3.18 to $3.42 due to foreign exchange, gross profit expectations associated with growth outside the U.S., and production efficiencies.  Several uncertainties remain that we believe will continue to influence our overall financial performance for the year and ultimately affect where we land within this earnings range, including the global economic and consumer environments, especially in the Euro zone, fluctuations in foreign exchange rates, the company’s performance in the important holiday period, and the pace of improvement in the U.S. market, and for the Southern Comfort brand overall.  We continue to anticipate underlying operating income growth in the mid-single digits for fiscal 2011.

   5 Depletions are shipments direct to retail or from distributors to wholesale and retail customers, and are commonly regarded in the industry as an approximate measure of consumer demand.
   6 Constant currency represents reported net sales with the cost/benefit of currency movements removed.  Management uses the measure to understand the growth of the business on a constant dollar basis, as fluctuations in exchange rates can distort the underlying growth of the business both positively and negatively.

Liquidity and Financial Condition

Cash and cash equivalents decreased $75.9 million during the six months ended October 31, 2010, compared to a decline of $50.8 million during the same period last year.  Cash provided by operations was $177.8 million, down from $205.7 million for the same period last year, primarily reflecting a $25.3 million increase in cash used to fund our pension plan obligations.  Cash used for investing activities declined from last year by $9.9 million, largely reflecting $12.1 million in proceeds from the sale of property, plant, and equipment.  Cash used for financing activities was $9.4 million less than last year, primarily reflecting a $32.4 million decline in share repurchases offset partially by a $23.6 million increase in net debt repayments.  The impact on cash and cash equivalents as a result of exchange rate changes was an increase of $1.8 million for the six months ended October 31, 2010, compared to an increase of $18.3 million for the same period last year.

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

We believe our current liquidity position is strong and sufficient to meet all of our financial commitments for the foreseeable future. Our $800.0 million bank credit facility’s most restrictive covenant requires our ratio of consolidated EBITDA (as defined in the agreement) to consolidated interest expense to be not less than 3 to 1. At October 31, 2010, with a ratio of 27 to 1, we were within the covenant’s parameters.

As we announced on June 8, 2010, our Board of Directors authorized us to repurchase up to $250.0 million of our outstanding Class A and Class B common shares before December 1, 2010, subject to market and other conditions. Under this program, we repurchased a total of 1,965,326 shares (20,869 of Class A and 1,944,457 of Class B) for approximately $117.1 million.  The average repurchase price per share, including broker commissions, was $59.90 for Class A and $59.60 for Class B.

On November 18, 2010, our Board of Directors approved a regular quarterly cash dividend of $0.32 per share on Class A and Class B common stock, representing a dividend per share increase of 6.7%.  The dividend will be paid on December 27, 2010 to stockholders of record as of December 7, 2010. Historically the payment from the November declaration has been made in early January of the following calendar year. However, with the uncertainty surrounding the renewal of the current dividend tax rates which expire on December 31, 2010, our Board chose to accelerate the cash payment, which will result in five cash payments for calendar 2010.

Also, as announced on December 1, 2010, our Board of Directors declared a special cash dividend of $1.00 per share on Class A and Class B common stock that will be paid on December 28, 2010 to stockholders of record as of December 10, 2010.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about shares of our common stock that we repurchased during the quarter ended October 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

August 1, 2010 – August 31, 2010	73,600	$60.87	73,600	$198,500,000
September 1, 2010 – September 30, 2010	722,021	$59.55	722,021	$155,500,000
October 1, 2010 – October 31, 2010	184,772	$61.46	177,973	$144,600,000
Total	980,393	$60.01	973,594

As we announced on June 8, 2010, our Board of Directors authorized us to repurchase up to $250.0 million of our outstanding Class A and Class B common shares before December 1, 2010, subject to market and other conditions.  973,594 of the shares included in the above table were acquired as part of this repurchase program.

The remaining 6,799 shares included in the above table were received from an employee to satisfy income tax withholding obligations triggered by the vesting of restricted shares.

Item 6.  Exhibits

31.1         CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2         CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (not considered to be filed).

101
The following materials from Brown-Forman Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (a) Condensed Consolidated Statements of Operations, (b) Condensed Consolidated Balance Sheets, (c) Condensed Consolidated Statements of Cash Flows, and (d) Notes to the Condensed Consolidated Financial Statements*

*
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

BROWN-FORMAN CORPORATION
(Registrant)

Date: December 9, 2010	By:	/s/ Donald C. Berg
Donald C. Berg
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)