Form 10-Q
period 2011-01-31
BROWN FORMAN CORP
filed 2011-03-09
CIK 14693

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JANUARY 31, 2011

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
Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐     No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  February 28, 2011

Class A Common Stock ($.15 par value, voting)	56,571,774
Class B Common Stock ($.15 par value, nonvoting)	88,613,344

 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2011	2010	2011
Net sales	$861.7	$962.4	$2,492.5	$2,613.0
Excise taxes	224.3	254.4	585.5	637.2
Cost of sales	226.5	244.5	673.0	674.7
Gross profit	410.9	463.5	1,234.0	1,301.1
Advertising expenses	92.0	96.8	260.2	266.7
Selling, general, and administrative expenses	131.5	142.3	373.7	407.2
Amortization expense	1.3	1.3	3.8	3.8
Other expense (income), net	12.2	(2.4)	4.8	(9.7)
Operating income	173.9	225.5	591.5	633.1
Interest income	0.5	0.6	1.9	1.7
Interest expense	7.6	7.5	23.6	20.9
Income before income taxes	166.8	218.6	569.8	613.9
Income taxes	58.9	77.9	193.3	207.8
Net income	$107.9	$140.7	$376.5	$406.1

Earnings per share:
Basic	$0.73	$0.97	$2.54	$2.78
Diluted	$0.73	$0.96	$2.53	$2.77

Cash dividends per common share:
Declared	$0.600	$1.640	$1.175	$2.240
Paid	$0.300	$1.320	$0.875	$1.920

 See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions)

	April 30,	January 31,
	2010	2011
Assets
Cash and cash equivalents	$231.6	$278.6
Accounts receivable, net	418.0	530.3
Inventories:
Barreled whiskey	298.9	311.4
Finished goods	142.1	153.2
Work in process	156.5	162.2
Raw materials and supplies	53.1	50.2
Total inventories	650.6	677.0

Current deferred tax assets	42.2	33.6
Other current assets	184.1	167.2
Total current assets	1,526.5	1,686.7

Property, plant and equipment, net	467.8	450.4
Goodwill	666.5	667.8
Other intangible assets	669.6	667.3
Deferred tax assets	11.0	11.5
Other assets	41.6	39.2
Total assets	$3,383.0	$3,522.9

Liabilities
Accounts payable and accrued expenses	$342.4	$371.9
Dividends payable	--	46.4
Accrued income taxes	3.7	8.2
Current deferred tax liabilities	9.1	8.0
Short-term borrowings	187.5	0.1
Current portion of long-term debt	2.9	3.0
Total current liabilities	545.6	437.6

Long-term debt	507.9	756.7
Deferred tax liabilities	82.2	153.2
Accrued pension and other postretirement benefits	283.4	235.3
Other liabilities	68.9	66.4
Total liabilities	1,488.0	1,649.2

Commitments and contingencies

Stockholders’ Equity
Common stock:
Class A, voting
(57,000,000 shares authorized; 56,964,000 shares issued)	8.5	8.5
Class B, nonvoting
(100,000,000 shares authorized; 99,363,000 shares issued)	14.9	14.9
Additional paid-in capital	59.4	57.1
Retained earnings	2,464.4	2,544.6
Accumulated other comprehensive loss, net of tax	(176.3)	(167.6)
Treasury stock, at cost (9,364,000 and 11,142,000
shares at April 30 and January 31, respectively)	(475.9)	(583.8)
Total stockholders’ equity	1,895.0	1,873.7
Total liabilities and stockholders’ equity	$3,383.0	$3,522.9

See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Nine Months Ended
	January 31,
	2010	2011
Cash flows from operating activities:
Net income	$376.5	$406.1
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	43.8	42.9
Trademark impairment charge	11.6	--
Gain on sale of property, plant, and equipment	--	(1.5)
Stock-based compensation expense	5.8	6.0
Deferred income taxes	32.5	65.5
Changes in assets and liabilities	(45.7)	(119.5)
Cash provided by operating activities	424.5	399.5

Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	--	12.1
Additions to property, plant, and equipment	(17.2)	(26.5)
Computer software expenditures	(2.2)	(2.4)
Cash used for investing activities	(19.4)	(16.8)

Cash flows from financing activities:
Net decrease in short-term borrowings	(231.3)	(187.3)
Repayment of long-term debt	(1.7)	(2.1)
Proceeds from long-term debt	--	248.4
Debt issuance costs	--	(1.8)
Net payments related to exercise of stock options	(3.8)	(6.4)
Excess tax benefits from stock options	3.0	8.6
Acquisition of treasury stock	(157.5)	(118.3)
Dividends paid	(129.8)	(279.5)
Cash used for financing activities	(521.1)	(338.4)

Effect of exchange rate changes on cash and cash equivalents	17.6	2.7

Net (decrease) increase in cash and cash equivalents	(98.4)	47.0

Cash and cash equivalents, beginning of period	340.1	231.6

Cash and cash equivalents, end of period	$241.7	$278.6

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

We prepared the accompanying financial statements on a basis that is substantially consistent with the accounting principles applied in our 2010 Annual Report, although during the first quarter of fiscal 2011 we adopted new accounting guidance for disclosure of fair value measurements (Note 10). Our adoption of the new accounting guidance had no material impact on our financial statements.

2.         Inventories

We use the last-in, first-out (“LIFO”) method to determine the cost of most of our inventories.  If the LIFO method had not been used, inventories at current cost would have been $218.6 million higher than reported as of April 30, 2010, and $227.7 million higher than reported as of January 31, 2011.  Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

3.         Income Taxes

Our consolidated quarterly effective tax rate is based upon our expected annual operating income, statutory tax rates, and income tax laws in the various jurisdictions in which we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. The effective tax rate of 33.8% for the nine months ended January 31, 2011, is based on an expected tax rate from operations of 33.0% on ordinary income for the full fiscal year, the recognition of additional tax expense related to discrete items arising during the period, and interest on previously provided tax contingencies.  Our expected tax rate from operations includes current fiscal year additions for existing tax contingency items.

We believe it is reasonably possible that there may be a net decrease in our gross unrecognized tax benefits of $2.9 million in the next twelve months as a result of tax positions taken in the current period, expirations of statutes of limitations and settlements with taxing authorities.

We file income tax returns in the United States, including several state and local jurisdictions, as well as in several other countries in which we conduct business. The major jurisdictions and their earliest fiscal years that are currently open for tax examinations are 1998 in the United States, 2007 in Australia and Italy, 2006 in Ireland, 2005 in Poland and Finland, 2003 in the U.K. and 2002 in Mexico. Audits of our fiscal 2006 and 2007 U.S. federal tax returns were completed during fiscal 2010. Although one matter from these audits remains open, we believe that we have adequately provided for it, and that our remaining exposure is not material.  In addition, audits of our fiscal 2008 and 2009 U.S. federal tax returns have commenced during fiscal 2011.

4.         Earnings Per Share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of unrestricted common shares outstanding during the period.  Diluted earnings per share further includes the dilutive effect of stock options, stock-settled appreciation rights (“SSARs”), restricted stock units (“RSUs”), and deferred stock units (“DSUs”).  That dilutive effect is calculated using the “treasury stock method” (as defined by GAAP).

We have granted restricted shares of common stock to certain employees as part of their compensation.  These restricted shares, which have varying vesting periods, contain nonforfeitable rights to dividends declared on common stock.  As a result, the unvested restricted shares are considered participating securities in the calculation of earnings per share.

The following table presents information concerning basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions, except per share amounts)	2010	2011	2010	2011

Basic and diluted net income	$107.9	$140.7	$376.5	$406.1
Income allocated to participating securities (restricted shares)	(0.1)	(0.1)	(0.5)	(0.4)
Net income available to common stockholders	$107.8	$140.6	$376.0	$405.7

Share data (in thousands):
Basic average common shares outstanding	146,758	145,061	148,162	145,787
Dilutive effect of stock options, SSARs, RSUs, and DSUs	784	979	718	883
Diluted average common shares outstanding	147,542	146,040	148,880	146,670

Basic earnings per share	$0.73	$0.97	$2.54	$2.78
Diluted earnings per share	$0.73	$0.96	$2.53	$2.77

Under the treasury stock method, approximately 400,000 SSARs granted in July 2010 were not dilutive in the three-month or nine-month periods ended January 31, 2011.  Accordingly none of these SSARs are included in the calculation of earnings per share for any of the periods presented in this report.  However, they could have a dilutive effect in future periods.

5.         Dividends Per Share

We declared total dividends of $2.24 per share on Class A and Class B common stock during the nine months ended January 31, 2011.  That amount consists of a special dividend of $1.00 per share and regular dividends of $1.24 per share, including $0.32 per share that will be paid on April 1, 2011 to stockholders of record as of March 9, 2011.

6.         Debt

Our long-term debt consisted of the following:

	April 30,	January 31,
(Dollars in millions)	2010	2011

5.2% notes, due April 1, 2012	$250.2	$252.2
5.0% notes, due February 1, 2014	249.3	249.7
2.5% notes, due January 15, 2016	--	248.4
Other	11.3	9.4
	510.8	759.7
Less current portion	2.9	3.0
	$507.9	$756.7

7.         Contingencies

We operate in a litigious environment, and we are sued in the normal course of business.  Sometimes plaintiffs seek substantial damages.  Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate.  We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe these loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity.  No material accrued loss contingencies are recorded as of January 31, 2011.

8.         Pension and Other Postretirement Benefits

The following table shows the components of the pension and other postretirement benefit expense recognized for our U.S. benefit plans during the periods covered by this report. Information about similar international plans is not presented due to immateriality.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions)	2010	2011	2010	2011
Pension Benefits:
Service cost	$2.7	$3.9	$8.1	$11.7
Interest cost	8.1	8.3	24.3	25.0
Expected return on plan assets	(8.6)	(9.1)	(25.7)	(27.2)
Amortization of:
Prior service cost	0.2	0.2	0.7	0.7
Net actuarial loss	1.0	4.7	2.9	14.0
Net expense	$3.4	$8.0	$10.3	$24.2

Other Postretirement Benefits:
Service cost	$0.2	$0.3	$0.7	$1.0
Interest cost	0.9	0.8	2.6	2.4
Amortization of net actuarial (gain) loss	--	--	(0.1)	0.1
Net expense	$1.1	$1.1	$3.2	$3.5

We contributed $57.7 million to our funded pension plans during the nine months ended January 31, 2011.  We currently expect to contribute an additional $14.6 million to those plans during the remainder of fiscal 2011.

9.         Comprehensive Income

Comprehensive income is a broad measure of the effects of all transactions and events (other than investments by or distributions to stockholders) that are recognized in stockholders' equity, regardless of whether those transactions and events are included in net income.  The following table adjusts net income for the other items included in the determination of comprehensive income:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions)	2010	2011	2010	2011

Net income	$107.9	$140.7	$376.5	$406.1
Other comprehensive income (loss), net of tax:
Postretirement benefits adjustment	0.9	2.6	2.2	8.3
Foreign currency translation adjustment	(4.6)	1.3	22.4	7.0
Net gain (loss) on cash flow hedges	9.4	2.2	(8.7)	(6.6)
	5.7	6.1	15.9	8.7
Comprehensive income	$113.6	$146.8	$392.4	$414.8

Accumulated other comprehensive income (loss), net of tax, consisted of the following:

	April 30,	January 31,
(Dollars in millions)	2010	2011

Postretirement benefits adjustment	$(190.5)	$(182.2)
Cumulative translation adjustment	10.8	17.8
Unrealized gain (loss) on cash flow hedge contracts	3.4	(3.2)
	$(176.3)	$(167.6)

10.           Fair Value Measurements

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis in the accompanying balance sheet as of January 31, 2011:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts	$5.8	--	--	$5.8
Foreign currency contracts	--	$0.5	--	0.5
Interest rate swap contracts	--	3.2	--	3.2

Liabilities:
Foreign currency contracts	--	7.4	--	7.4

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

We measure some assets and liabilities at fair value on a nonrecurring basis; that is, we do not measure at fair value on an ongoing basis, but we do adjust them to fair value in certain circumstances (for example, when we determine that an asset is impaired).  The fair values of assets and liabilities measured at fair value on a nonrecurring basis during fiscal 2011 were not material as of January 31, 2011.

11.           Fair Value of Financial Instruments

The fair value of cash, cash equivalents, and short-term borrowings approximates the carrying amount due to the short maturities of these instruments.  We estimate the fair value of long-term debt based on the prices at which similar debt has recently traded in the market and considering the overall market conditions on the date of valuation.  We determine the fair value of commodity, foreign currency, and interest swap contracts as discussed in Note 10.  As of January 31, 2011, the fair values and carrying amounts of these instruments were as follows:

	Carrying	Fair
(Dollars in millions)	Amount	Value
Assets:
Cash and cash equivalents	$278.6	$278.6
Commodity contracts	5.8	5.8
Foreign currency contracts	0.5	0.5
Interest rate swap contracts	3.2	3.2

Liabilities:
Foreign currency contracts	7.4	7.4
Short-term borrowings	0.1	0.1
Current portion of long-term debt	3.0	3.0
Long-term debt	756.7	792.7

12.           Derivative Financial Instruments

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

As of January 31, 2011, we had outstanding foreign currency contracts with a total notional amount of $349.6 million, related primarily to our euro, British pound, and Australian dollar exposures.

We also had outstanding exchange-traded futures and options contracts on approximately four million bushels of corn as of January 31, 2011.  We use these contracts to mitigate our exposure to corn price volatility.  Because we do not designate these contracts as hedges for accounting purposes, we immediately recognize the changes in their fair value in earnings.

We manage our interest rate risk with swap contracts.  As of January 31, 2011, we had fixed-to-floating interest rate swaps outstanding with a notional value of $350.0 million with maturities matching our bonds.  These swaps are designated as fair value hedges.  The change in fair value of the swap not related to accrued interest is offset by a corresponding adjustment to the carrying value of the bond.

The following table presents the fair values of our derivative instruments as of January 31, 2011.  The fair values are presented below on a gross basis, while the fair values of those instruments that are subject to master settlement arrangements are presented on a net basis in the accompanying consolidated balance sheet, as required by GAAP.

(Dollars in millions)	Classification	Fair value of derivatives in a gain position	Fair value of derivatives in a loss position
Designated as cash flow hedges:
Foreign currency contracts	Other current assets	$1.5	$(1.2)
Foreign currency contracts	Accrued expenses	0.6	(7.0)
Foreign currency contracts	Other liabilities	0.3	(1.6)

Designated as fair value hedges:
Interest rate swap contracts	Other current assets	0.8	--
Interest rate swap contracts	Other assets	2.4	--

Not designated as hedges:
Commodity contracts	Other current assets	5.9	(0.1)
Foreign currency contracts	Other current assets	0.4	(0.2)
Foreign currency contracts	Accrued expenses	0.4	(0.1)

The following tables present the amounts affecting our consolidated statement of operations for the periods covered by this report:

		Three Months Ended
		January 31,
(Dollars in millions)	Classification	2010	2011
Currency derivatives designated as cash flow hedge:
Net gain (loss) recognized in AOCI	N/A	$7.5	$1.5
Net gain (loss) reclassified from AOCI into income	Net sales	(7.7)	(2.0)

Interest rate derivatives designated as fair value hedges:
Net gain (loss) recognized in income	Interest expense	0.5	0.6
Net gain (loss) recognized in income*	Other income	0.3	0.3
*The effect on the hedged item was an equal but offsetting amount for the periods presented.

Currency derivatives designated as net investment hedges:
Net gain (loss) recognized in AOCI	N/A	(2.0)	--

Derivatives not designated as hedging instruments:
Currency derivatives – net gain (loss) recognized in income	Net sales	1.5	--
Currency derivatives – net gain (loss) recognized in income	Other income	2.6	(0.9)
Commodity derivatives – net gain (loss) recognized in income	Cost of sales	(0.3)	2.0

		Nine Months Ended
		January 31,
(Dollars in millions)	Classification	2010	2011
Currency derivatives designated as cash flow hedge:
Net gain (loss) recognized in AOCI	N/A	$(24.5)	$(8.3)
Net gain (loss) reclassified from AOCI into income	Net sales	(9.8)	2.4

Interest rate derivatives designated as fair value hedges:
Net gain (loss) recognized in income	Interest expense	0.5	1.6
Net gain (loss) recognized in income*	Other income	0.3	2.2
*The effect on the hedged item was an equal but offsetting amount for the periods presented.

Currency derivatives designated as net investment hedges:
Net gain (loss) recognized in AOCI	N/A	(5.3)	(0.8)

Derivatives not designated as hedging instruments:
Currency derivatives – net gain (loss) recognized in income	Net sales	(9.7)	(4.6)
Currency derivatives – net gain (loss) recognized in income	Other income	0.9	(1.4)
Commodity derivatives – net gain (loss) recognized in income	Cost of sales	(1.3)	7.0

We expect to reclassify $4.1 million of deferred net losses recorded in AOCI as of January 31, 2011, to earnings during the next 12 months.  This reclassification would offset the anticipated earnings impact of the underlying hedged exposures.  The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur.  The maximum term of our contracts outstanding at January 31, 2011 is 23 months.

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

Some of our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below such level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. As of January 31, 2011, the aggregate fair value of all derivatives with creditworthiness requirements that were in a net liability position was $5.5 million.

13.         Subsequent Event

On March 1, 2011, we agreed to sell Fetzer Vineyards to Chilean wine producer Viña Concha y Toro.  This agreement follows the December 2010 announcement that we were exploring strategic alternatives for our Hopland, California-based wine assets, including a possible sale.

The sale includes the Fetzer winery, bottling facility, and vineyards, as well as the Fetzer brand and other Hopland, California-based wines, including Bonterra, Little Black Dress, Jekel, Five Rivers, Bel Arbor, Coldwater Creek, and Sanctuary.  Also included in the sale is a facility in Paso Robles, California.

Under the agreement, we will receive cash of $238.0 million, subject to a post-closing working capital adjustment.  We expect to recognize a gain on the sale (net of transaction costs) of $0.20 to $0.30 per share at closing, which we expect to occur in April 2011.  This transaction is subject to regulatory clearance in the U.S. and customary closing conditions.

Item 2.  Management’s Discussion and Analysis of Financial Condition
             and Results of  Operations

You should read the following discussion and analysis along with our 2010 Annual Report. Note that the results of operations for the nine months ended January 31, 2011, do not necessarily indicate what our operating results for the full fiscal year will be.  In this Item, “we,” “us,” and “our” refer to Brown-Forman Corporation.

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

Results of Operations:
Third Quarter Fiscal 2011 Compared to Third Quarter Fiscal 2010

A summary of our operating performance (dollars expressed in millions, except per share amounts) is presented below.

	Three Months Ended
	January 31,
	2010	2011	Change

Net sales	$861.7	$962.4	12%
Gross profit	410.9	463.5	13%
Advertising expenses	92.0	96.8	5%
Selling, general, and administrative expenses	131.5	142.3	8%
Amortization expense	1.3	1.3
Other expense (income), net	12.2	(2.4)
Operating income	173.9	225.5	30%
Interest expense, net	7.1	6.9
Income before income taxes	166.8	218.6	31%
Income taxes	58.9	77.9
Net income	107.9	140.7	30%

Gross margin	47.7%	48.2%
Operating margin	20.2%	23.4%

Effective tax rate	35.3%	35.6%

Earnings per share:
Basic	$0.73	$0.97	32%
Diluted	0.73	0.96	32%

Net sales for the three months ended January 31, 2011 were $962.4 million, up $100.7 million, or 12% compared to the same prior year period.  The increase in net sales in the quarter was driven by a weaker U.S. dollar and volumetric gains for several brands in our portfolio including Jack Daniel’s Tennessee Whiskey, Jack Daniel’s ready-to-drinks brands, el Jimador, Chambord, Herradura, Woodford Reserve, Sonoma-Cutrer, Bonterra, and Gentlemen Jack.  Lower volumes for Fetzer, Canadian Mist, and an agency brand we sell in Poland partially offset these gains. Underlying1 net sales trends for the Southern Comfort Family of brands, while still down modestly, reflected improving trends in the quarter. On a geographic basis, growth in several markets including the U.S., the U.K., Australia, Mexico, Turkey, France, and Germany contributed to the underlying growth in net sales for the quarter.  Lower net sales were registered in some countries, most notably Italy, Czech Republic, and Romania.

1 Underlying change represents the percentage increase or decrease in reported financial results in accordance with generally accepted accounting principles (GAAP) in the United States, exclusive of other items impacting period-over-period results.  We believe presenting the underlying change helps provide transparency to our comparable business performance.

The components of the 12% increase in net sales for the quarter were:

Change vs. Prior Period
• Underlying change in net sales	7%
• Estimated net change in distributor inventories2	3%
• Foreign exchange3	2%
Reported change in net sales	12%

Gross profit increased $52.6 million, or 13% from the third quarter of last year.  The brands and geographic areas that drove the increase in net sales for the quarter also contributed to the growth in gross profit for the same period.  A weaker U.S. dollar, which increased gross profit by approximately $9 million and a net increase in distributor inventory levels of approximately $13 million also contributed to the growth in gross profit for the quarter.  Gross margin of 48.2% increased 50 basis points compared to 47.7% in the prior year period reflecting an increased mix of higher margin brands sold during the quarter.

The following table shows the major factors influencing the changes in gross profit for the quarter:

Change vs. Prior Period
• Underlying change in gross profit	7%
• Estimated net change in distributor inventories	3%
• Foreign exchange	3%
Reported change in gross profit	13%

Advertising expenses increased $4.8 million, or 5%, for the three month period, reflecting higher investments behind several brands including Jack Daniel’s Tennessee Whiskey, Woodford Reserve, Jack Daniel’s RTDs, Gentleman Jack, Herradura, and two newly introduced line extensions, Southern Comfort Lime and Chambord Vodka.

2 Refers to the estimated financial impact of changes in distributor inventories for our brands.  We compute this effect by using our estimated depletion trends and separately identifying trade inventory changes in the variance analysis for our key measures.  Based on the estimated depletions and the fluctuations in trade inventory levels, we then adjust the percentage variances from prior to current periods for our key measures.  We believe it is important to separately identify the impact of this item in order for management and investors to understand the results of our business that can arise from varying levels of wholesale inventories.

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

Selling, general and administrative expenses increased $10.8 million, or 8%, for the quarter, reflecting an increase of approximately $5 million in pension expense, driven by a reduction in the discount rate.  This incremental pension expense is expected to recur in the fourth quarter.  Incremental costs associated with route-to-market changes and fees incurred in connection with the recently announced agreement to sell our Hopland, California-based wine assets also contributed to the increase in selling, general and administrative expenses in the quarter.

Operating income of $225.5 million increased $51.6 million, or 30%, compared to the third quarter last year.  Operating income was boosted by an 11% increase in underlying operating income growth, the absence of an $11.6 million write-down of the Don Eduardo brand name last year, an approximate $13 million increase in estimated trade inventory levels, and a weaker U.S. dollar, the latter of which increased operating income by approximately $6.4 million. Underlying growth in operating income accelerated in the quarter compared to recent quarterly performance trends, growing 11%, reflecting a 7% increase in both underlying net sales and gross profit growth.

Change vs. Prior Period
• Underlying change in operating income	11%
• Absence of Don Eduardo brand name write-down4	7%
• Estimated net change in distributor inventories	7%
• Foreign exchange	5%
Reported change in operating income	30%

Net interest expense decreased by $0.2 million compared to a year ago, reflecting lower net debt.

The effective tax rate in the quarter was 35.6% compared to 35.3% reported in the third quarter of fiscal 2010.  The increase in this year’s tax rate was driven primarily by a reduction in the favorable effects of U.S. tax benefits related to domestic manufacturing activities and amortization of certain intangibles. This increase was partially offset by the absence of the non-cash write-down of the Don Eduardo brand name in fiscal 2010, which increased last year’s third quarter effective tax rate.

Reported diluted earnings per share of $0.96 for the quarter increased 32% from the $0.73 earned in the same prior year period.  The same factors that increased operating income contributed to the improvement in diluted earnings per share for the quarter.  A reduction in shares outstanding (attributable to the share repurchase activity authorized in December 2008 and June 2010) also contributed to the increase in earnings per share.

4 Refers to a non-cash charge related to a brand name impairment of Don Eduardo, a low-volume, high-price tequila brand.  We believe identifying this pre-tax non-cash charge allows for a better understanding of profit trends.

Results of Operations:
Nine Months Fiscal 2011 Compared to Nine Months Fiscal 2010

A summary of our operating performance (dollars expressed in millions, except per share amounts) is presented below.
	Nine Months Ended
	January 31,
	2010	2011	Change

Net sales	$2,492.5	$2,613.0	5%
Gross profit	1,234.0	1,301.1	5%
Advertising expenses	260.2	266.7	3%
Selling, general, and administrative expenses	373.7	407.2	9%
Amortization expense	3.8	3.8
Other expense (income), net	4.8	(9.7)
Operating income	591.5	633.1	7%
Interest expense, net	21.7	19.2
Income before income taxes	569.8	613.9	8%
Income taxes	193.3	207.8
Net income	376.5	406.1	8%

Gross margin	49.5%	49.8%
Operating margin	23.7%	24.2%

Effective tax rate	33.9%	33.8%

Earnings per share:
Basic	$2.54	$2.78	10%
Diluted	2.53	2.77	10%

Net sales for the nine months ended January 31, 2011 were up $120.5 million, or 5%, compared to the same prior-year period.  A 4% increase in underlying net sales growth combined with a weaker U.S. dollar drove the increase in net sales for the period.

Change vs. Prior Period
• Underlying change in net sales	4%
• Foreign exchange	1%
Reported change in net sales	5%

The primary drivers contributing to our underlying growth in net sales for the nine months were volumetric gains for several brands in our portfolio including Jack Daniel’s Tennessee Whiskey, Jack Daniel’s RTDs, el Jimador, Gentleman Jack, Herradura, Woodford Reserve, and the introduction of new lines extensions such as Southern Comfort Lime and Chambord Vodka.  Gains were also registered for New Mix, Bonterra, Sonoma-Cutrer, Jack Daniel’s Single Barrel, and Chambord.  Lower net sales for other brands such as Fetzer, an agency brand we sell in Poland, Southern Comfort, and lower used barrel sales only partially offset the growth.  Numerous countries experienced underlying growth in net sales through January, including developed markets such as Australia, the U.K., Germany, and France as well as emerging markets such as Mexico, Turkey, the Middle East, and North Africa.  Net sales declined in the U.S. due in part to volume softness for Southern Comfort and in Russia, reflecting temporary disruption associated with a route-to-market change.

The following discussion highlights more specifically for several brands net sales and depletion5 results in the first nine months of the fiscal year compared to the same prior period:

•
Jack Daniel’s Tennessee Whiskey net sales increased in the mid-single digits on both a reported and constant currency basis.6  Global depletions improved 5%, growing 9% internationally and 1% in the U.S.  The brand’s growth outside the U.S. was broad-based with notable gains throughout most of Europe, Latin America, Australia, India, and Travel Retail.

•
Jack Daniel’s RTDs registered double-digit growth in net sales on both a reported and constant currency basis as the brand continued to benefit from strong volumetric gains in Australia and Germany.  Geographic expansion that began last year in the U.K. and Mexico, and further expansion into other markets this fiscal year, including Canada, Belgium, and some markets in Southern Europe, also contributed to the depletion and net sales growth for Jack Daniel’s RTDs.

•
Finlandia net sales declined in the low-single digits on a reported, but were up in the low-single-digits on a constant currency basis driven by an increase in the mix of volumes sold in higher margin markets.  The brand’s depletions declined 2% compared to same period last fiscal year driven by the anticipated disruption related to a distribution change in Russia.  In Poland, the brand’s largest market, depletions grew 4% for the first nine months of the year, after declining 10% last fiscal year.

•
Southern Comfort family of brands global net sales declined in the low-single digits through January on both a reported and constant currency basis driven by depletion declines for the parent brand in the brand’s largest market, the U.S.  These declines were partially offset by the introduction of the Southern Comfort Lime line extension in this same market.  We believe the performance for the parent brand continues to be adversely affected by increased competition from flavored whiskeys, flavored vodkas, and spiced rums, particularly those consumed in the more traditional shot occasion.

•
el Jimador experienced double-digit growth in depletions and net sales on both a reported and constant currency basis, fueled by double-digit depletion gains in the U.S., high single-digit growth in Mexico, and continued expansion into other international markets.

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

Gross profit increased $67.1 million, or 5%, driven by the same factors that drove the increase in net sales for the nine month period.  Cost of goods sold improvements contributed to the increase in both reported and underlying gross profit.   Gross margin of 49.8% improved slightly compared to 49.5% reflecting the benefit of improved cost of goods sold.

The following table shows the major factors influencing the changes in gross profit for the quarter:

Change vs. Prior Period
• Underlying change in gross profit	4%
• Foreign exchange	1%
Reported change in gross profit	5%

Advertising expenses were up $6.5 million, or 3%, reflecting increased investments behind the Jack Daniel’s family of brands, the Herradura family of brands (el Jimador, Herradura, New Mix, and Antiguo), Woodford Reserve, and new line extension introductions.  We continued to strive to optimize our mix of total brand investment by reallocating resources among brands, geographies, and channels that we believe enable us to effectively and efficiently reach consumers around the world.  Off-premise activities, geographic expansion of our portfolio internationally, and new line extensions received increased focus.  We expect to remain flexible in directing brand spending and resources to activities that support the business in the current environment while continuing to position our company for long-term growth.  For example, over the remaining weeks of the fiscal year, we intend to continue to invest behind new line extensions with the introduction in the U.S. of Jack Daniel’s spirit-based ready-to-drinks and Jack Daniel’s Tennessee Honey.  The ready-to-drink extensions are intended to provide a convenient package for consumers desiring a mixed cocktail and the honey expression targets consumers’ growing interest in flavored whiskey.

Selling, general and administrative expenses increased $33.5 million, or 9%, compared to the first nine months of last year due in part to an increase of approximately $14 million in pension and postretirement benefit expense (which are expected to again be up in the  last quarter of this fiscal year), influenced by a lower discount rate.  Costs associated with route-to-market changes and expenses associated with the recently announced agreement to sell our Hopland, California-based wine assets also contributed to the increase in selling, general and administrative expenses for the first nine months of the fiscal year.

Operating income increased $41.6 million, or 7%, compared to the same period last year.  Operating income benefited from the 4% underlying growth in operating income as well as:

•	The absence of the write-down of the Don Eduardo brand name (approximately $12 million)
•	A weaker U.S. dollar (approximately $5 million); and
•	An estimated net change in distributor inventories (approximately $5 million)

Operating income was reduced by expenses associated with strategic investments in several markets around the world, including expenses associated with route-to-market changes, higher pension expense and increased investments behind our brands. We continued to grow net sales, gross profit, and operating income on an underlying basis for the first nine months of the fiscal year, improving the rate of growth for each of these key measures compared to results through the first six months of the fiscal year.

Change vs. Prior Period
• Underlying change in operating income	4%
• Absence of Don Eduardo brand name write-down	2%
• Foreign exchange	1%
• Estimated net change in distributor inventories	1%
• Expenses associated with changes in route-to-market7	(1%)
Reported change in operating income	7%

Net interest expense decreased by $2.5 million compared to a year ago reflecting lower net debt and a greater percentage of floating rate debt at lower interest rates.

The effective tax rate for the first nine months of the year was 33.8% compared to 33.9% reported in the first nine months of fiscal 2010.

Reported diluted earnings per share of $2.77 for the first nine months increased 10% from the $2.53 earned in the same prior year period.  The same factors that boosted the increase in operating income also contributed to the gain in earnings per share.  In addition, earnings per share benefitted from a reduction in net interest expense and fewer shares outstanding attributable to the share repurchase activity authorized in December 2008 and June 2010.

Full-Year Outlook

Our diluted earnings per share full-year outlook reflects an increase in our guidance to a range of  $3.35 to $3.45  This guidance includes expectations of continued underlying net sales trends, current foreign exchange spot rates, an anticipated lower effective tax rate, as well as continued underlying advertising investments, and a moderation of selling, general and administrative expenses.  We continue to anticipate underlying operating income growth in the mid-single digits for fiscal 2011.

The guidance above excludes an anticipated gain on the sale of our Fetzer Vineyards to Chilean wine producer Viña Concha y Toro.  The agreement to sell was announced on March 1, 2011, and follows the December 2010 announcement that we were exploring strategic alternatives for our Hopland, California-based wine assets, including a possible sale.

The sale includes the Fetzer winery, bottling facility, and vineyards, as well as Fetzer and other Hopland, California-based wines, including Bonterra, Little Black Dress, Jekel, Five Rivers, Bel Arbor, Coldwater Creek, and Sanctuary.  Also included in the sale is a facility in Paso Robles, California.

Under the agreement, we will receive cash of $238.0 million, subject to a post-closing working capital adjustment.  We expect to recognize a gain on the sale (net of transaction costs) of $0.20 to $0.30 per share at closing, which we expect to occur in April 2011.  This transaction is subject to regulatory clearance in the U.S. and customary closing conditions.

7 Expenses associated with changes in route-to-market refers to expenses related to changes in the company’s distribution structures primarily in Germany and Brazil.  We believe that identifying these costs allows management and investors to better understand growth trends.

Liquidity and Financial Condition

Cash and cash equivalents increased $47.0 million during the nine months ended January 31, 2011, compared to a decline of $98.4 million during the same period last year.  Cash provided by operations was $399.5 million, down from $424.5 million for the same period last year, primarily reflecting a $47.2 million increase in cash used to fund our pension plan obligations, offset partially by higher earnings (excluding non-cash items).  Cash used for investing activities declined from last year by $2.6 million, reflecting $12.1 million in proceeds from the sale of property, plant, and equipment, offset partially by a $9.5 million increase in capital (including capitalized software) expenditures.  Cash used for financing activities was $182.7 million less than last year, primarily reflecting a $292.0 million increase in net proceeds from debt (including $248.4 million from issuance in December 2010 of $250.0 million of 2.5% notes that will mature in January 2016) and a $39.2 million decline in share repurchases, offset partially by a $149.7 million increase in dividend payments (including a special dividend of $145.1 million in December 2010).  The impact on cash and cash equivalents as a result of exchange rate changes was an increase of $2.7 million for the nine months ended January 31, 2011, compared to an increase of $17.6 million for the same period last year.

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

We believe our current liquidity position is strong and sufficient to meet all of our financial commitments for the foreseeable future. Our $800.0 million bank credit facility’s most restrictive covenant requires our ratio of consolidated EBITDA (as defined in the agreement) to consolidated interest expense to be not less than 3 to 1. At January 31, 2011, with a ratio of 29 to 1, we were within the covenant’s parameters.

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

On January 27, 2011, our Board of Directors declared a regular quarterly cash dividend of $0.32 per share on Class A and Class B Common Stock. The dividend will be paid on April 1, 2011 to stockholders of record as of March 9, 2011.

Critical Accounting Estimates

Our Annual Report on Form 10-K for the year ended April 30, 2010, includes a discussion of our critical accounting estimates, including those related to the valuation of our brand names.

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

In accordance with our policy, we assessed several of our brand names for impairment during the quarter ended January 31, 2011.  No impairment was indicated by the assessments performed during the third quarter for any of the brand names reviewed.  However, one of our brand names, Herradura, while overall showing improvement in performance compared to a year ago, continues to be adversely affected by the global economy.  As of January 31, 2011, the estimated fair value of the Herradura brand name exceeded its book values of $124.2 million by approximately $2.0 million.  Future events or changes in the assumptions used to estimate the fair value of this brand name could significantly change its fair values, which could result in future impairment charges.  For example, a 50-basis-point increase in our cost of capital, a key assumption in which a small change can have a significant effect, would decrease the fair value of the Herradura brand name by $12 million.  This would result in a non-cash brand name impairment charge.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about shares of our common stock that we repurchased during the quarter ended January 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
November 1, 2010 – November 30, 2010	192,631	$60.86	192,631	--
December 1, 2010 – December 31, 2010	--	--	--	--
January 1, 2011 – January 31, 2011	--	--	--	--
Total	192,631	$60.86	192,631

As we announced on June 8, 2010, our Board of Directors authorized us to repurchase up to $250.0 million of our outstanding Class A and Class B common shares before December 1, 2010, subject to market and other conditions.  All of the shares presented in the above table were acquired as part of this repurchase program.

Item 6.  Exhibits

10(a)	Second Amendment to the Brown-Forman Corporation Amended and Restated Supplemental Executive Retirement Plan.
31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (not considered to be filed).
101
The following materials from Brown-Forman Corporation’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (a) Condensed Consolidated Statements of Operations, (b) Condensed Consolidated Balance Sheets, (c) Condensed Consolidated Statements of Cash Flows, and (d) Notes to the Condensed Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN-FORMAN CORPORATION
(Registrant)

Date: March 9, 2011	By:	/s/Donald C. Berg
Donald C. Berg
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)