Form 10-K
period 2011-04-30
BROWN FORMAN CORP
filed 2011-06-27
CIK 14693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2011
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes          No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No  ☑

The aggregate market value, as of the last business day of the most recently completed second fiscal quarter, of the voting and nonvoting equity held by nonaffiliates of the registrant was approximately $5,200,000,000.

The number of shares outstanding for each of the registrant's classes of Common Stock on June 20, 2011 was:
Class A Common Stock (voting)	56,534,863
Class B Common Stock (nonvoting)	88,362,029

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 2011 Annual Report to Stockholders are incorporated by reference into Parts I, II, and IV of this report.  Portions of the Proxy Statement of Registrant for use in connection with the Annual Meeting of Stockholders to be held July 28, 2011 are incorporated by reference into Part III of this report.

PART I
Item 1.  Business

Brown-Forman Corporation (“we,” “us,” or “our” below) was incorporated under the laws of the State of Delaware in 1933, successor to a business founded in 1870 as a partnership and subsequently incorporated under the laws of the Commonwealth of Kentucky in 1901.

We primarily manufacture, bottle, import, export, and market a wide variety of alcoholic beverage brands.  Our principal beverage brands are:

Jack Daniel’s Tennessee Whiskey	Chambord Vodka
Jack Daniel’s Single Barrel	Don Eduardo Tequila
Jack Daniel’s Ready-to-Drinks	Early Times Bourbon
Jack Daniel’s Tennessee Honey	Early Times Kentucky Whisky
Gentleman Jack	el Jimador Tequila
Southern Comfort	Herradura Tequila
Southern Comfort Ready-to-Drinks	Korbel California Champagnes*
Southern Comfort Ready-to-Pours	New Mix Ready-to-Drinks
Southern Comfort Lime	Old Forester Bourbon
Finlandia Vodka	Pepe Lopez Tequilas
Antiguo Tequila	Sonoma-Cutrer Wines
Canadian Mist Blended Canadian Whisky	Tuaca Liqueur
Chambord Liqueur	Woodford Reserve Bourbon

*Represented in the U.S. and other select markets by Brown-Forman

The most important brand in our portfolio is Jack Daniel’s, which is the fifth-largest premium spirits brand and the largest selling American whiskey brand in the world according to volume statistics published in February 2011 by Impact Databank, a well-known trade publication. Our other leading global brands are Finlandia, the eighth-largest selling vodka, Southern Comfort, the third-largest selling liqueur, Canadian Mist, the fourth-largest selling Canadian whiskey, and el Jimador, the fourth-largest selling tequila, according to the recently published volume statistics referenced above. We believe the statistics used to rank these products are reasonably accurate.

Geographic information about net sales and long-lived assets is in Note 16 of the Notes to Consolidated Financial Statements on page 67 of our 2011 Annual Report to Stockholders, which information is incorporated into this report by reference.

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

Customers

For information about our customers, refer to the section entitled "Our Distribution Network and Our Customers" on page 36 of the 2011 Annual Report to Stockholders, which information is incorporated into this report by reference.

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

Competition

For information about our competition, refer to the section entitled "Our Competition" on page 36 of the 2011 Annual Report to Stockholders, which information is incorporated into this report by reference.

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

Employees

As of April 30, 2011, we employed about 3,900 persons, including approximately 200 employed on a part-time or temporary basis.  We believe our employee relations are good.

For more information about our business, refer to the sections entitled “Our Operations and Our Markets” and “Our Brands” in Management’s Discussion and Analysis on pages 33 through 36 of the 2011 Annual Report to Stockholders, which information is incorporated into this report by reference.

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

On our website, we have posted our Corporate Governance Guidelines, our Code of Conduct and Compliance Guidelines that apply to all directors and employees, and our Code of Ethics that applies specifically to our senior executive and financial officers.  We have also posted on our website the charters of our Audit Committee, Compensation Committee, Corporate Governance and Nominating Committee, and Executive Committee of our Board of Directors.  Copies of these materials are also available free of charge by writing to our Secretary, Matthew E. Hamel, 850 Dixie Highway, Louisville, Kentucky 40210 or e-mailing him at Secretary@b-f.com.

Item 1A.  Risk Factors

This report contains statements, estimates, and projections that are "forward-looking statements" as defined under U.S. federal securities laws. Words such as “aim,” “anticipate,” “aspire,” “believe,” “envision,” “estimate,” “expect,” “expectation,” “intend,” “may,” “plan,” “potential,” “project,” “pursue,” “see,” “will,” “will continue,” and similar words identify forward-looking statements, which speak only as of the date we make them.  In addition, in our periodic filings with the SEC, press releases, and other written and oral statements, we discuss estimates and projections about trends, future performance and our business outlook. Such "forward-looking statements" inherently involve risks and uncertainties that could cause our actual results to differ materially from our historical results or our present expectations and projections, and adversely affect our results of operations, financial condition, and the trading price of our stock in future periods. We caution investors not to place undue reliance on any forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise. The discussion of risks below and elsewhere in this report is by no means all inclusive, but is designed to highlight what we believe are some important factors to consider when evaluating our future performance.  There are also risks that are not presently known or not presently material, as well as other information set forth in this report, including trends, developments and uncertainties, that could materially affect our business.  You should carefully consider the risk factors below, and the information throughout this report, which could materially affect our business and financial results.

Unfavorable economic conditions could negatively affect our operations and results significantly.

Our business and financial results will continue to be affected by worldwide and regional economic conditions. The specific ramifications of unfavorable economic conditions on our business are difficult to predict, but some potentially significant effects are reduced consumer spending, distributor or retailer destocking, higher interest rates, changes in the rate of inflation (up or down), exchange rate fluctuations, credit or capital market instability, bank failures, and/or lower returns or discount rates on our pension assets (requiring higher contributions to our pension plans). Our suppliers, customers, and consumers could experience cash flow problems, increased cost or reduced availability of financing, credit defaults, and other financial hardships. The U.S. federal budget and individual state budget deficits could result in increased taxes on our products, business, customers, or consumers; and a number of proposals to increase taxes on beverage alcohol have been made at the federal and state levels in recent years. Governments in other countries in which we have a sizable business also may impose taxes and implement other austerity measures to manage the economic conditions in ways that hurt our business. Countries, including significant markets for us in Europe, may default on sovereign debt. For additional information with respect to the effects of changes in the value of our benefit plan obligations and assets on our financial results, see “Pension and other Postretirement Benefits” on page 47 of the 2011 Annual Report to Stockholders.

Further, as the economy picks back up, consumers may continue to curtail spending, make more value-driven and price-sensitive purchasing choices, and have more at-home drinking occasions rather than at restaurants, bars, and hotels. In sum, in a variety of different manifestations, unfavorable economic conditions could have significant adverse effects on our business, financial position, and results of operations.

Our global growth is subject to a number of commercial and political risks.

We currently market products in more than 135 countries. In addition to the United States, significant markets for us include Australia, United Kingdom, Mexico, Poland, Germany, France, Canada, Japan, Spain, Turkey, South Africa, Russia, Italy, and China. We expect our future growth rates in international markets to surpass our growth rates in the United States. Emerging regions, such as Eastern Europe, Latin America, and Asia, as well as countries that some companies consider to be developed markets, such as France and Australia, provide significant growth opportunities for us.  If anti-American sentiment became pronounced in the principal countries to which we export our beverage products, our global business could suffer.

Potentially unstable governments or legal systems, intergovernmental disputes, military conflicts, local labor conditions and business practices, nationalizations, closure of markets to exports or significant import tax increases or restrictions, inflation, recession, pandemics, terrorist activities in or outside of the United States, laws regulating activities of United States-based companies abroad, and other laws, regulations and policies of foreign governments, are also risks due to the global nature of our business. These and other political, commercial, and economic uncertainties in our various markets around the world may have a material adverse effect on our business, results of operations and future growth prospects.

The longer-term outlook for our business anticipates continued success of Jack Daniel's Tennessee Whiskey, Southern Comfort Liqueur, Finlandia Vodka, Tequila Herradura, el Jimador Tequila, their respective brand families, and our other brands. This outlook is based in part on favorable demographic trends for the sale of beverage alcohol through 2014 in the United States, and in many of our global markets for varying numbers of years. If these demographic trends do not translate into corresponding sales increases, we may fail to meet our growth expectations. In addition, the somewhat less favorable demographic trends in the United States for several years subsequent to 2014 could negatively affect our performance in those years and our ability to meet our longer-term strategic objectives.

Foreign currency exchange rate fluctuations affect our financial results.

The more we expand our business globally, the more exchange rate fluctuations relative to the United States dollar influence our financial results. In international markets, we sell our products, and pay for some goods, services, and manpower primarily in local currency. Since we sell more in local currencies than we purchase, we have a net exposure to changes in the value of the United States dollar relative to those currencies.  Thus, profits from our overseas businesses would be adversely affected if the dollar strengthens against other currencies in our major markets, especially the Euro, British pound, Australian dollar, and Polish zloty.  To buffer this effect, we regularly hedge a portion of our currency exposure; and as of April 30, 2011, we have hedged approximately 40% of our total fiscal 2012 transactional exposure to foreign currency fluctuations for our major currencies. Nevertheless, over time, our reported financial results generally will be hurt by a stronger United States dollar and helped by a weaker one.    For additional information with respect to foreign exchange effects on our business, see “Foreign Exchange” on page 38 of the 2011 Annual Report to Stockholders.

Higher costs or unavailability of materials could affect our financial results, as could our inability to obtain certain finished goods.

Our products use a number of materials and ingredients that we purchase from third-party suppliers. Our ability to make and sell our products hinges on having available all of the raw materials, product ingredients, finished product, glass, bottles, cans, bottle closures, packaging, and other materials used to produce and package them; without sufficient quantities of one or more key  materials, our operations and financial results could suffer. For instance, only a few glass producers make bottles on a scale sufficient for our requirements; and a single producer supplies most of our glass requirements. Similarly, a Finnish corporation distills and bottles our Finlandia Vodka products for us. If any of our key suppliers were no longer able to meet our timing, quality or capacity requirements, ceased doing business with us, or raised its prices, and we could not develop alternative cost-effective sources of supply or production, our operations and financial results could suffer.

Higher costs or insufficient availability of suitable grain, agave, water, grapes, wood, glass, closures, and other input materials and/or associated labor costs may affect adversely our financial results, since we may not be able to pass along such cost increases or shortages through higher prices to customers.  Weather, the physical effects of climate change, diseases and other agricultural uncertainties that affect the mortality, health, yield, quality or price of the various raw materials used in our products also present risks for our business, including in some cases potential impairment in the recorded value of our inventory.  Changes in frequency or intensity of weather can disrupt our supply chain as well, which may affect production operations, insurance costs and coverage, as well as the timely delivery of our products to customers.

As water is one of the major components of our products, the quality and quantity of the water available for use is important to our ability to operate our business. If hydrologic cycle patterns change, and droughts become more common and severe, or if the water supply were interrupted for other reasons, there may be a scarcity of desirable water in some of the key production regions for our products, including Tennessee, Finland, Mexico, and California.

When energy costs rise, our transportation, freight and other operating costs, such as distilling and bottling expenses, also increase.   Additionally, rising energy and other costs may curtail consumer spending on leisure activities, entertainment, and discretionary purchases, resulting in fewer purchases of our products, including the Jack Daniel’s family of brands, with their broad based consumer appeal.

Changes in consumer preferences and purchases, and our ability to anticipate and react to them affect our business results.

We are a branded consumer products company in a highly competitive market. Our success depends on our continued ability to offer consumers highly appealing products. Consumer preferences and purchases can shift due to a host of factors, including changes in demographic and social trends, public health policies, and leisure, dining, and beverage consumption proclivities. Many other factors could also lead to lower consumer preference for, or spending on, our products, including economic decline, trends toward frugality, war, pandemics, weather, natural or man-made disasters, competitor actions, security threats, or terrorist attacks, for example. To continue to succeed we must anticipate and respond effectively to shifts in consumer behavior and drinking tastes.

The Jack Daniel’s family of brands has been the primary driver of our incremental growth for many years, and our current growth projections for fiscal 2012 and beyond rely on this trend to continue. Therefore, any significant or sustained decline in sales or selling price of our Jack Daniel’s products could materially depress our financial results. More broadly, if we experienced a significant consumer shift in any of our major markets away from spirits, our premium brands, or our ready-to-drink and ready-to-pour products, our financial results likely would be affected adversely. We believe that new products, line extensions, label and bottle changes, product reformulations, and similar product innovations by both us and our competitors will compete increasingly for consumers’ share of stomach. Product innovation is a significant aspect of our growth strategies; however, there can be no assurance that we will continue to develop and implement successful line extensions, packaging, formula changes, or new products. Unsuccessful implementation or short-lived popularity of our product innovations may result in inventory write-offs and other costs, and may also decrease consumer perception of the brand family or parent brand. Our inability to attract consumers to our product innovations relative to our competitors’ products and to continue to do so over time, likely would affect negatively our growth, business performance and financial results over time.

National and local governments may adopt regulations or undertake investigations that could increase our expenses or limit our business activities.

Our business is subject to extensive governmental legislative and regulatory requirements regarding production, importation, marketing and promotion, labeling, distribution, trade, and pricing practices. Changes in related laws, regulatory measures, governmental policies, or in the manner in which current ones are interpreted, could cause Brown-Forman to incur material additional costs or liabilities, and jeopardize the growth of the business. Governments may impose or increase limitations on advertising and promotional activities; place restrictions on retail outlets or other locations, times or occasions where beverage alcohol may be sold or consumed; or adopt other measures that could directly or indirectly limit our opportunities to reach consumers and sell of our products.

For example, the Federal Trade Commission has called for the beverage alcohol industry to move voluntarily to a minimum 85% adult demographic advertising placement standard in the U.S., from the current 70%.  The Russian government is considering restoring the state monopoly on beverage alcohol to combat that country’s excessive consumption.  In Europe, regulators are considering potential bans or severe limitations on the ability to market and sell ready-to-drink products.  If these or other severe regulatory changes are adopted, consumer demand could decline to the point of significantly damaging our business performance and prospects.

In addition, from time to time governmental bodies in the United States and international markets investigate business and trade practices of beverage alcohol producers, distributors, suppliers, and retailers, including their compliance with specific beverage alcohol trade regulations, the U.S. Foreign Corrupt Practices Act, and similar laws in the U.K. and other countries. Our policies and procedures require compliance by our employees and agents with all laws and regulations applicable to our business operations. Nonetheless, despite our policies, procedures and related training programs, governmental investigators may allege or determine that non-compliance has occurred and impose penalties and monetary fines. Thus, adverse developments in or as a result of regulatory measures and governmental investigations could hurt our business operations, reputation and financial results.

Tax increases and changes in tax rules could adversely affect our financial results.

Our business is sensitive to changes in both direct and indirect taxes. As a multinational company based in the United States, Brown-Forman is more exposed to the effects of the various forms of tax changes in the United States than most of our major competitors, especially those changes that affect the net effective corporate income tax rate. Changes that have been proposed in the past (but not enacted) by Congress or the present administration exemplify this risk; they include repealing LIFO (last-in, first-out treatment of inventory), decreasing or eliminating the ability of United States-based companies to receive a tax credit for foreign taxes paid or to obtain a current US tax deduction for certain expenses in the US related to foreign earnings, and increasing the tax on dividends and/or capital gains.

Increases in federal or state excise taxes or other tax increases could also materially depress our financial results, by reducing purchases of our products and encouraging consumers to switch to lower-priced and lower-taxed product categories. While no legislation to increase federal excise taxes on distilled spirits is currently pending in the United States, excise tax increases are possible, as are further increases to other federal tax burdens imposed on the broader business community and consumers. Municipal and state governments may also increase tax burdens to cover budget deficits and compensate for declines in other revenue sources. For instance, in April 2009, Kentucky, where our corporate headquarters is located, subjected wine and spirits products to the 6% state sales tax. Several large states and many more municipalities have various tax increases under consideration that could adversely affect our business and/or consumers of our products. New tax rules, accounting standards or pronouncements, and changes in interpretation of existing ones, could also have a significant adverse effect on our business and financial results.

Our global business can also be negatively affected by increases in tax rates, such as income taxes, excise taxes, value added taxes, import and export duties, tariff barriers, and/or related local governmental economic protectionism, and the suddenness and unpredictability with which these can occur. The recent global economic downturn has increased our tax-related risks in many countries in which we do business, as governmental entities may further increase taxes on beverage alcohol products to replace lost revenues. Even significant income tax increases on consumers could affect our sales results.

 If the social or health acceptability of our products declines or governments adopt policies disadvantageous to beverage alcohol, our business could be materially adversely affected.

Our ability to market and sell our products depends heavily on both societal attitudes toward drinking and governmental policies that flow from those attitudes. In recent years, there has been increased social and political attention directed at the beverage alcohol industry. The recent attention has focused largely on public health concerns related to alcohol abuse, including drunk driving, underage drinking, and the negative health impacts of the abuse and misuse of beverage alcohol. While most people who drink enjoy alcoholic beverages in moderation, it is commonly  known and well reported that excessive levels or inappropriate patterns of drinking can lead to increased risk of a myriad of health risks and, for certain people, can result in alcoholism or dependence. Alcohol industry critics in the United States, Europe and other countries around the world increasingly seek governmental measures to make beverage alcohol products more expensive, less available, and more difficult to advertise and promote. If the social acceptability of beverage alcohol were to decline significantly, sales of our products could decrease materially. Our sales also could suffer if governments ban or restrict advertising or promotional activities, limit hours or places of sale or consumption, or take other actions that discourage alcohol purchase or consumption.

Litigation could expose our business to financial and reputational risk.

Major private or governmental litigation challenging the production, promotion, distribution or sale of beverage alcohol or specific brands, could affect our ability to sell products; and even ultimate vindication can be costly. Several years ago, a series of punitive class action cases were filed against several alcohol companies, including Brown-Forman, alleging that large producers intentionally focused advertising and promotion at under-age consumers.  All of the cases were either dismissed or withdrawn at early stages, but only after considerable effort and expense. Other lawsuits have been brought against beverage alcohol companies for problems related to alcohol abuse, negative health consequences from drinking, or for claimed problems from alleged marketing or sales practices, or underage drinking.  While these lawsuits have been typically unsuccessful in the past, others are possible in the future. We could also experience employment related class actions, product liability actions stemming from a beverage or container production defect, a whistleblower suit, or other major litigation that could adversely affect our business results, particularly to the extent the losses or expenses were not insurable or insured.

Governmental actions around the world to enforce trade practice, anti-corruption, competition, tax, environmental and other laws are also a continuing risk for global companies such as Brown-Forman. As a public U.S. company we are exposed as well to the risk of shareholder class-action suits, particularly following an event that resulted in a precipitous drop in the share price of our stock. Adverse developments in major lawsuits concerning these or other matters could have a material adverse effect on our business.

Production facility disruption may adversely affect our business.

We have a substantial inventory of aged products, principally whiskey and tequila. If there were a catastrophic failure at one of our major distillation or bottling facilities, our business could be adversely affected. The maturing inventories are stored at a handful of different sites, which reduces the risk to a degree; nonetheless, the loss of a substantial amount of aged inventory – through fire, other natural or man-made disaster, contamination, or otherwise – could result in a significant reduction in supply of the affected product or products. Similarly, if we experienced a disruption in the supply of new oak barrels in which to age our whiskies, our business could suffer. A consequence of any of these supply disruptions could be our inability to meet consumer demand for the affected products for a period of time, and other significant adverse business consequences that insurance proceeds may be insufficient to compensate, such as damage to brand equity and future sales from not having our products in the market and in consumers’ sights and hands for this period of time.

Consolidation among, changes in, increased competition by, or poor performance by spirits producers, wholesalers or retailers could hinder the marketing, sale and distribution of our products.

We use a number of different business models to market and distribute our products in different regions of the world. In the United States, we sell our products either to wholesale distributors or, in those states that control alcohol sales, to state governments who then sell them to retail customers and consumers. In our other global markets, we use a variety of route-to-consumer models - including in many markets, reliance on other spirits producers to market and sell our products.  Consolidation among spirits producers overseas, or among wholesalers in the United States, could hinder the distribution and sale of our products as a result of reduced attention and resources allocated to our brands during transition periods, the possibility that our brands may represent a smaller portion of the new business, and/or a changing competitive environment. Also, changes to our route-to-consumer partner or method in important markets could result in temporary sales disruption. Further, while we believe that our size relative to that of our competitors gives us sufficient scale to succeed, we nevertheless face a risk that a continuing consolidation of the large beverage alcohol companies could put us at a competitive disadvantage.

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

From time to time, we acquire additional brands or businesses. We likely will continue to seek acquisitions that we believe will increase long-term shareholder value, but we cannot assure that we will be able to find and purchase brands or businesses at acceptable prices and terms. It may also prove difficult to integrate acquired businesses and personnel into our existing systems and operations, and to bring them into conformity with our trade practice standards, financial control environment, and U.S. public company requirements. Integration may involve significant expense and management time and attention, and may otherwise disrupt our business. Our ability to increase sales of the brands we acquire profitably will be important to our future performance. For example, our expectations for future profit contribution from the main brands we purchased in the Casa Herradura business depend on our ability to grow the Herradura and el Jimador tequila families of brands in the United States and other markets around the world.

Brand or business acquisitions also may expose us to unknown liabilities, the possible loss of key customers and/or employees most knowledgeable about the acquired business, and risks associated with doing business in countries or regions with less stable governments, political climates, and legal systems and/or economies, among other risks. Acquisitions could also lead us to incur additional debt and related interest expenses, issue additional shares, and become exposed to contingent liabilities, as well as to experience dilution in our earnings per share and reduction in our return on average invested capital. We may incur future restructuring charges or record impairment losses on the value of goodwill and or other intangible assets resulting from previous acquisitions, which may also negatively affect our financial results.

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

The success of our branded products relies in large part on the favorable image they enjoy with consumers. Consequently, our business depends on the successful protection of our trademarks and other intellectual property rights. We devote substantial effort to protect our intellectual property rights around the world. We challenge those who imitate our products. Although we believe that our intellectual property rights are legally supported in the markets in which we do business, the protection afforded intellectual property rights varies greatly from country to country. The beverage alcohol industry experiences problems with product counterfeiting and other forms of trademark infringement, especially in Asia and Eastern European markets. Confusingly similar, lower quality, or even dangerous counterfeit product could reach the market and adversely affect our intellectual property rights, brand equity, corporate reputation, and financial results.

Sales of one or more of our products also could diminish due to a scare over product tampering or contamination. Actual contaminations of our products or raw materials used to produce, ferment or distill them, whether deliberately by a third party or accidentally, could lead to inferior product quality and even illness, injury or death to consumers, potential liability claims and loss. Should a product recall become necessary or we voluntarily recalled product in the event of contamination or damage, sales of the affected product or our broader portfolio of brands could be affected adversely.

Negative publicity may affect our stock price and business performance.

Unfavorable media related to our industry, company, brands, marketing, personnel, operations, business performance, or prospects may affect our stock price and the performance of our business, regardless of its accuracy or inaccuracy. Since we are a branded consumer products company, adverse publicity can hurt both our company's stock price and actual operating results, as consumers might avoid brands or products that receive bad press.

Termination of our rights to distribute and market agency brands included in our portfolio could adversely affect our financial results.

In addition to the brands our Company owns, we also market and distribute products on behalf of other brand owners in selected markets, including the United States. Our rights to sell these agency brands are based on contracts with various brand owners, which have varying lengths, renewal terms, termination rights, and other provisions. We earn a margin for these sales and also gain distribution cost efficiencies in some instances. The termination of our rights to distribute agency brands included in our portfolio could adversely affect our financial results.

Regulatory effects resulting from climate change or other environmental issues may negatively affect our operations and financial performance.

While uncertainties exist in the legislative and regulatory processes regarding climate change and other environmental issues, additional regulatory requirements in the United States and other countries may increase our operational costs, due to the higher cost of compliance. New legislation or regulation relating to climate change or other environmental issues could also increase consumer energy prices, which could reduce consumer demand for our beverage alcohol brands.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Significant properties are as follows:

Owned facilities:
Office facilities:
Corporate offices (including renovated historic structures) – Louisville, Kentucky

Production and warehousing facilities:
Lynchburg, Tennessee
Louisville, Kentucky
Collingwood, Ontario, Canada
Shively, Kentucky
Woodford County, Kentucky
Windsor, California
Cour Cheverny, France
Amatitan, Mexico

Stave and heading mill in Clifton, Tennessee

Leased facilities:
Manufacturing facility in Dublin, Ireland
Warehousing facilities in Sonoma County, California
Stave and heading mill in Jackson, Ohio

The lease terms expire at various dates and are generally renewable.

We believe that the facilities are in good condition and are adequate for our business.

Item 3.  Legal Proceedings

None.

Item 4.  [Removed and Reserved]

PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A and Class B Common Stock is traded on the New York Stock Exchange (symbols “BFA” and “BFB,” respectively).  As of April 30, 2011, there were 3,092 holders of record of
Class A common stock and 6,250 holders of record of Class B common stock.

The following table provides information about shares of our common stock that we repurchased during the quarter ended April 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2011 – February 28, 2011	--	--	--	--
March 1, 2011 – March 31, 2011	--	--	--	$250,000,000
April 1, 2011 – April 30, 2011	255,539	$68.86	255,539	$232,400,000
Total	255,539	$68.86	255,539

As we announced on March 25, 2011, our Board of Directors has authorized us to repurchase up to $250.0 million of our outstanding Class A and Class B common shares before December 1, 2011, subject to market and other conditions.  All of the shares presented in the above table were acquired as part of this repurchase program.

For the other information required by this item, refer to the section entitled "Quarterly Financial Information" on page 71 of the 2011 Annual Report to Stockholders, which information is incorporated into this report by reference.

Item 6.  Selected Financial Data

For the information required by this item, refer to the section entitled "Selected Financial Data" on page 31 of the 2011 Annual Report to Stockholders, which information is incorporated into this report by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

For the information required by this item, refer to the section entitled "Management's Discussion and Analysis" on pages 32 through 48 of the 2011 Annual Report to Stockholders, and the section entitled “Important Information on Forward-Looking Statements” on page 70 of the 2011 Annual Report to Stockholders, which information is incorporated into this report by reference, and the discussion contained in “Item 1A. Risk Factors.”

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

For the information required by this item, refer to the section entitled "Our Market Risks" on pages 38 and 39 of the 2011 Annual Report to Stockholders, which information is incorporated into this report by reference.

Item 8.  Financial Statements and Supplementary Data

For the information required by this item, refer to the Consolidated Financial Statements, Notes to Consolidated Financial Statements, Reports of Management, and Report of Independent Registered Public Accounting Firm on pages 49 through 69 of the 2011 Annual Report to Stockholders, which information is incorporated into this report by reference.

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

For the other information required by this item, refer to “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 68 and 69 of the 2011 Annual Report to Stockholders, respectively, which information is incorporated into this report by reference.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

		Principal Occupation and
Name	Age	Business Experience

Paul C. Varga	47
Chairman of the Company since August 2007.
Chief Executive Officer since August 2005.
President and Chief Executive Officer of
Brown-Forman Beverages (a division of the
Company) from August 2003 to August 2005.

James S. Welch, Jr.	52
Vice Chairman of the Company, Executive
Director of Corporate Affairs, Strategy,
Diversity, and Human Resources since 2007.
Company Vice Chairman, Executive Director
of Corporate Strategy and Human Resources
from 2003 to 2007.

Donald C. Berg	56
Executive Vice President and Chief Financial
Officer since May 2008. Senior Vice President
and Director of Corporate Finance from July
2006 to May 2008. President of Brown-Forman
Spirits Americas from July 2003 to July 2006.

Matthew E. Hamel	51
Executive Vice President, General Counsel,
and Secretary since October 2007. Associate
General Counsel and Vice President, Law, of
the Enterprise Media Group of Dow Jones &
Company, Inc., from December 2006 to
October 2007.  Vice President, General
Counsel and Secretary of Dow Jones Reuters
Business Interactive LLC (d/b/a Factiva) from
December 1999 to December 2006.

Jill A. Jones	46
Senior Vice President and Chief Production
Officer of the Company since November 2009.
Senior Vice President and Managing Director
of Global Production from May 2007 to
October 2009. Director of Finance, Global
Production from July 2006 to April 2007.
Vice President and Chief Financial Officer,
Brown-Forman Distillery Company and
Supply Chain Management from August 2002
to June 2006.

Mark I. McCallum	56
Executive Vice President and Chief Operating
Officer of the Company since May 2009.
Executive Vice President and Chief Brands
Officer from May 2006 through April 2009.
Senior Vice President and Chief Marketing
Officer from July 2003 to May 2006.

Jane C. Morreau	52
Senior Vice President and Director of
Finance, Accounting and Technology since
May 2008. Senior Vice President and
Controller from December 2006 to May 2008.
Vice President and Controller from August
2002 to December 2006.

Kris Sirchio	45	Executive Vice President and Chief Marketing Officer of the Company since November 2009. Global Head, Professional Products, Syngenta AG from October 2004 to September 2009.

For the other information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 28, 2011, which information is incorporated into this report by reference:  (a) "Election of Directors" on pages 16 through 18 (for information on directors and family relationships); (b) “Code of Conduct and Compliance Guidelines” on page 14 (for information on our Code of Ethics); (c) “Section 16(a) Beneficial Ownership Reporting Compliance” on page 23 (for information on compliance with Section 16 of the Exchange Act); and (d) “Audit Committee” on page 11, and pages 24 through 26.  Also, see the information with respect to "Executive Officers of the Registrant" under Part I of this report, which information is incorporated herein by reference.

Item 11.  Executive Compensation

For the information required by this item, refer to the following sections of our proxy statement for the Annual Meeting of Stockholders to be held July 28, 2011, which information is incorporated into this report by reference: (a) “Executive Compensation" on pages 27 through 59; and (b) “Compensation Committee Interlocks and Insider Participation” on page 61.

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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans(2)
Equity compensation plans approved by security holders	3,650,336	$45.97	4,265,450
Equity compensation plans not approved by security holders	55,166	$27.93	-- (3)
Total	3,705,502	$45.69	4,265,450

(1)	Grant prices were equal to the fair market value of the stock at the time of grant.
(2)	Securities available for issuance under the 2004 Omnibus Compensation Plan include stock, stock options, stock appreciation rights, market value units, and performance units.
(3)	No further awards can be made under the NED Plan.

For the other information required by this item, refer to the section entitled "Stock Ownership" on pages 19 through 23 of our proxy statement for the Annual Meeting of Stockholders to be held July 28, 2011, which information is incorporated into this report by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 28, 2011, which information is incorporated into this report by reference:  (a) "Certain Relationships and Related Transactions" on pages 60 and 61; and (b) "Independent Directors" on page 9.

Item 14.  Principal Accountant Fees and Services

For the information required by this item, refer to the sections entitled "Fees Paid to Independent Registered Public Accounting Firm" and “Audit Committee Pre-Approval Policies and Procedures” on pages 25 and 26 of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 28, 2011, which information is incorporated into this report by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  (1) and (2) - Index to Consolidated Financial Statements and Schedule:

		Reference
			Annual
		Form 10-K	Report to
		Annual Report	Stockholders
		Page	Page(s)
(1)	Incorporated by reference to our Annual Report to Stockholders for the year ended April 30, 2011:
	Consolidated Statements of Operations for the years ended April 30, 2009, 2010, and 2011*	–	49
	Consolidated Balance Sheets at April 30, 2010 and 2011*	–	50
	Consolidated Statements of Cash Flows for the years ended April 30, 2009, 2010, and 2011*	–	51
	Consolidated Statements of Stockholders’ Equity for the years ended April 30, 2009, 2010, and 2011*	–	52
	Consolidated Statements of Comprehensive Income for the years ended April 30, 2009, 2010, and 2011*	–	53
	Notes to Consolidated Financial Statements*	–	54 – 67
	Reports of Management*	–	68
	Report of Independent Registered Public Accounting Firm*	–	69
	Important Information on Forward-Looking Statements	–	70

(2)	Consolidated Financial Statement Schedule:
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-1	–
	II – Valuation and Qualifying Accounts	S-2	–

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
       Filed with this report:

Exhibit Index

13
Brown-Forman Corporation’s Annual Report to Stockholders for the year ended April 30, 2011, but only to the extent set forth in Items 1, 5, 6, 7, 7A, 8 and 9A of this Annual Report on Form 10-K for the year ended April 30, 2011.

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

2.1
Asset Purchase Agreement, dated as of March 15, 2006, among Chatham International Incorporated, Charles Jacquin et Cie., Inc., the Selling Stockholders and Brown-Forman Corporation, which is incorporated into this report by reference to Brown-Forman Corporation’s Form 10-K filed on June 29, 2006.

2.2
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

3.1	Restated Certificate of Incorporation of registrant, which is incorporated into this report by reference to Brown-Forman Corporation's Form 10-Q filed on March 4, 2004.
3.2	By-laws of registrant, as amended on May 28, 2009, which is incorporated into this report by reference to Brown-Forman Corporation's Form 8-K filed on May 29, 2009.
4.1
Indenture dated as of April 2, 2007 between Brown-Forman Corporation and  U.S. Bank National Association, as Trustee, which is incorporated into this report by reference to Brown-Forman Corporation's Form  8-K filed on April 3, 2007.

4.2	Form of 5.2% Note due 2012, which is incorporated into this report by reference to Brown-Forman Corporation’s Form 8-K filed on April 3, 2007.
4.3
Officer’s Certificate dated April 2, 2007, pursuant to Sections 1.02, 2.02 and 3.01 of the Indenture Dated as of April 2, 2007, setting forth the terms of the 5.2% Notes due 2012, which is incorporated into this report by reference to Brown Forman Corporation’s Form 8-K filed on April 3, 2007.

4.4	Form of 5% Note due 2014, which is incorporated into this report by reference to Brown-Forman Corporation’s Form 8-K filed on January 9, 2009.
4.5
Officer’s Certificate dated January 9, 2009, pursuant to Sections 1.02, 2.02 and 3.01 of the Indenture Dated as of April 2, 2007, setting forth the terms of the 5% Notes due 2014, which is incorporated into this report by reference to Brown Forman Corporation’s Form 8-K filed on January 9, 2009.

4.6	Form of 2.5% Note due 2016, which is incorporated into this report by reference to Brown-Forman Corporation’s Form 8-K filed on December 16, 2010.
4.7
Officer’s Certificate dated December 16, 2010, pursuant to Sections 1.02, 2.02 and 3.01 of the Indenture Dated as of April 2, 2007, setting forth the terms of the 2.5% Notes due 2016, which is incorporated into this report by reference to Brown Forman Corporation’s Form 8-K filed on December 16, 2010.

10.1
A description of the Brown-Forman Savings Plan, which is incorporated into this report by reference to page 10 of Brown-Forman’s definitive proxy statement filed on June 27, 1996 in connection with its 1996 Annual Meeting of Stockholders.*

10.2
A description of the Brown-Forman Corporation Nonqualified Savings Plan, which is incorporated into this report by reference to Brown-Forman Corporation’s Form S-8 Registration Statement, filed on September 24, 2010.*

10.3	Brown-Forman Corporation Non-Employee Director Deferred Stock Unit Program, which is incorporated into this report by reference to Brown-Forman Corporation’s Form 8-K filed on September 23, 2010.*
10.4
Brown-Forman Corporation 2004 Omnibus Compensation Plan, as amended, which is incorporated into this report by reference to Brown-Forman's proxy statement filed on June 26, 2009, in connection with its 2009 Annual Meeting of Stockholders.

10.5	Brown-Forman Corporation Non-Employee Director Deferred Stock Unit Program, which is incorporated into this report by reference to Brown-Forman Corporation’s Form 8-K filed on September 23, 2010.*
10.6	Form of Restricted Stock Agreement, as amended, which is incorporated into this report by reference to Brown-Forman Corporation’s Form 10-K filed on June 30, 2005.*
10.7	Form of Employee Stock Appreciation Right Award, which is incorporated into this report by reference to Brown-Forman Corporation’s Form 8-K filed on August 2, 2006.*
10.8	Form of Employee Non-Qualified Stock Option Award, which is incorporated into this report by reference to Brown-Forman Corporation’s Form 8-K filed on August 2, 2006.*
10.9	Form of Non-Employee Director Stock Appreciation Right Award, which is incorporated into this report by reference to Brown-Forman Corporation’s Form 8-K filed on August 2, 2006.*
10.10	Form of Non-Employee Director Non-Qualified Stock Option Award, which is incorporated into this report by reference to Brown-Forman Corporation’s Form 8-K filed on August 2, 2006.*
10.11	Summary of Director and Named Executive Officer Compensation.**
10.12
First Amendment to the Brown-Forman Omnibus Compensation Plan Restricted Stock Agreement, which is incorporated into this report by reference to Brown-Forman’s Annual Report on Form 10-K for the year ended April 30, 2007, filed on June 28, 2007.*

10.13
Second Amendment to the Brown-Forman 2004 Omnibus Compensation Plan Restricted Stock Agreement, which is incorporated into this report by reference to Brown-Forman’s Annual Report on Form 10-K for the year ended April 30, 2007, filed on June 28, 2007.*

10.14	Form of Restricted Stock Unit Award, which is incorporated by reference to Brown-Forman Corporation’s Form 10-Q filed on September 4, 2009.
10.15	2010 Form of Employee Stock-Settled Stock Appreciation Right Award Agreement, which is incorporated into this report by reference to Brown-Forman Corporation’s Form 8-K filed on July 23, 2010.*
10.16
2010 Form of Non-Employee Director Stock-Settled Stock Appreciation Right Award Agreement, which is incorporated into this report by reference to Brown-Forman Corporation’s Form 8-K filed on July 23, 2010.*

10.17	2010 Form of Restricted Stock Award Agreement, which is incorporated into this report by reference to Brown-Forman Corporation’s Form 8-K filed on July 23, 2010.*
10.18	2010 Form of Restricted Stock Unit Award Agreement, which is incorporated into this report by reference to Brown-Forman Corporation’s Form 8-K filed on July 23, 2010.*
10.19	Summary of Director and Named Executive Officer Compensation.**
10.20
Brown-Forman Corporation Amended and Restated Supplemental Executive Retirement Plan and First Amendment thereto, which is incorporated into this report by reference to Brown-Forman’s Annual Report on Form 10-K for the year ended April 30, 2010, filed on June 28, 2010.

10.21
Second Amendment to the Brown-Forman Corporation Amended and Restated Supplemental Executive Retirement Plan, which is incorporated into this report by reference to Brown-Forman’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2011, filed on March 9, 2011.

10.22
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
101
The following materials from Brown-Forman Corporation’s Annual Report on Form 10-K for the fiscal year ended April 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (a) Consolidated Statements of Operations, (b) Consolidated Balance Sheets, (c) Consolidated Statements of Cash Flows, (d) Consolidated Statements of Stockholders Equity, (e) Consolidated Statements of Comprehensive Income, and (f) Notes to Consolidated Financial Statements.***

*	Indicates management contract, compensatory plan or arrangement.
**
Incorporated by reference to the sections entitled “Executive Compensation” and “Director Compensation” in the Proxy Statement distributed in connection with our Annual Meeting of Stockholders to be held on July 28, 2011, which is being filed in conjunction with this Annual Report on Form 10-K. (Fiscal 2011 compensation policies with respect to the company’s directors and named executive officers will remain in effect until the company’s Compensation Committee determines fiscal year 2012 compensation at its July 2011 meeting.)

***
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

BROWN-FORMAN CORPORATION (Registrant)

Date: June 27, 2011	By:	/s/ Paul C. Varga
Paul C. Varga
Chief Executive Officer and Chairman of the Company

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on June 27, 2011 as indicated:

By:	/s/ Geo. Garvin Brown IV
Geo. Garvin Brown IV
Director, Chairman of the Board

By:	/s/ Paul C. Varga
Paul C. Varga
Director, Chief Executive Officer, and Chairman of the Company

By:	/s/ Patrick Bousquet-Chavanne
Patrick Bousquet-Chavanne
Director

By:	/s/ Martin S. Brown, Jr.
Martin S. Brown, Jr.
Director

By:	/s/ Bruce L. Byrnes
Bruce L. Byrnes
Director

By:	/s/ John D. Cook
John D. Cook
Director

By:	/s/ Sandra A. Frazier
Sandra A. Frazier
Director

By:	/s/ Richard P. Mayer
Richard P. Mayer
Director

By:	/s/ William E. Mitchell
William E. Mitchell
Director

By:	/s/ William M. Street
William M. Street
Director

By:	/s/ Dace Brown Stubbs
Dace Brown Stubbs
Director

By:	/s/ James S. Welch, Jr.
James S. Welch
Director

By:	/s/ Donald C. Berg
Donald C. Berg
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Jane C. Morreau
Jane C. Morreau
Senior Vice President and Director of Finance, Accounting and Technology
(Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
 ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Brown-Forman Corporation:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated June 27, 2011 appearing in the 2011 Annual Report to Stockholders of Brown-Forman Corporation and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Louisville, Kentucky
June 27, 2011

S-1

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended April 30, 2009, 2010, and 2011
(Expressed in millions)

Col. A	Col. B	Col. C(1)	Col. C(2)	Col. D	Col. E
		Additions	Additions
	Balance at	Charged to	Charged to		Balance
	Beginning	Costs and	Other		At End
Description	of Period	Expenses	Accounts	Deductions	of Period

2009
Allowance for Doubtful Accounts	$19	--	--	$4(1)	$15
Accrued Restructuring Costs	--	$12	--	--	$12

2010
Allowance for Doubtful Accounts	$15	--	$1(2)	--	$16
Accrued Restructuring Costs	$12	--	--	$10(3)	$2(4)

2011
Allowance for Doubtful Accounts	$16	$1	$1(2)	--	$18
Accrued Restructuring Costs	$2(4)	--	--	$2(5)	--

(1) Doubtful accounts written off, net of recoveries.
(2) Foreign currency translation adjustment charged to accumulated other comprehensive income.
(3) Employee severance and other special termination benefit payments.
(4) Consists of estimated present value of special termination benefits to be made to former employees over their remaining lives.
(5) Special termination benefit payments and amounts reclassified to accrued postretirement benefits.

S-2