Form 10-Q
period 2011-07-31
BROWN FORMAN CORP
filed 2011-09-08
CIK 14693

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JULY 31, 2011

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐     No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  August 29, 2011

Class A Common Stock ($.15 par value, voting)	56,468,707
Class B Common Stock ($.15 par value, nonvoting)	87,622,286

 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended
	July 31,
	2010	2011
Net sales	$744.9	$840.3
Excise taxes	175.5	202.5
Cost of sales	190.6	217.5
Gross profit	378.8	420.3
Advertising expenses	76.3	90.8
Selling, general, and administrative expenses	131.9	139.0
Amortization expense	1.3	1.3
Other (income) expense, net	(3.4)	3.3
Operating income	172.7	185.9
Interest income	0.5	0.8
Interest expense	6.7	7.9
Income before income taxes	166.5	178.8
Income taxes	55.1	60.7
Net income	$111.4	$118.1

Earnings per share:
Basic	$0.76	$0.81
Diluted	$0.76	$0.81

Cash dividends per common share:
Declared	$0.60	$0.64
Paid	$0.30	$0.32

 See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions)

	April 30,	July 31,
	2011	2011
Assets
Cash and cash equivalents	$567.1	$552.5
Accounts receivable, less allowance for doubtful accounts of $17.8 and $17.6 at April 30 and July 31, respectively	495.9	523.3
Inventories:
Barreled whiskey	330.1	345.1
Finished goods	149.7	165.3
Work in process	119.8	114.5
Raw materials and supplies	47.1	60.6
Total inventories	646.7	685.5

Current deferred tax assets	48.2	48.4
Other current assets	217.9	201.9
Total current assets	1,975.8	2,011.6

Property, plant and equipment, net	393.4	388.0
Goodwill	625.4	623.2
Other intangible assets	670.1	674.5
Deferred tax assets	11.8	11.4
Other assets	35.6	40.5
Total assets	$3,712.1	$3,749.2

Liabilities
Accounts payable and accrued expenses	$411.5	$404.0
Dividends payable	--	46.3
Accrued income taxes	31.9	51.8
Current deferred tax liabilities	8.5	8.5
Short-term borrowings	--	1.9
Current portion of long-term debt	254.9	254.4
Total current liabilities	706.8	766.9

Long-term debt	504.5	505.1
Deferred tax liabilities	149.6	153.6
Accrued pension and other postretirement benefits	203.3	176.2
Other liabilities	87.5	77.2
Total liabilities	1,651.7	1,679.0

Commitments and contingencies

Stockholders’ Equity
Common stock:
Class A, voting
(57,000,000 shares authorized; 56,964,000 shares issued)	8.5	8.5
Class B, nonvoting
(100,000,000 shares authorized; 99,363,000 shares issued)	14.9	14.9
Additional paid-in capital	55.3	57.3
Retained earnings	2,710.0	2,735.4
Accumulated other comprehensive loss, net of tax	(130.0)	(132.0)
Treasury stock, at cost (11,337,000 and 11,540,000
shares at April 30 and July 31, respectively)	(598.3)	(613.9)
Total stockholders’ equity	2,060.4	2,070.2
Total liabilities and stockholders’ equity	$3,712.1	$3,749.2

See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Three Months Ended
	July 31,
	2010	2011
Cash flows from operating activities:
Net income	$111.4	$118.1
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	14.5	13.0
Gain on sale of property, plant, and equipment	(1.7)	--
Stock-based compensation expense	1.7	2.2
Deferred income taxes	0.7	(2.8)
Changes in assets and liabilities	(30.0)	(66.5)
Cash provided by operating activities	96.6	64.0

Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	11.0	--
Additions to property, plant, and equipment	(6.9)	(6.2)
Acquisition of brand names and trademarks	--	(7.0)
Computer software expenditures	(0.6)	(0.5)
Cash provided by (used for) investing activities	3.5	(13.7)

Cash flows from financing activities:
Net increase in short-term borrowings	21.3	1.9
Repayment of long-term debt	--	(0.8)
Net payments related to exercise of stock-based awards	(1.8)	(1.8)
Excess tax benefits from stock-based awards	4.9	4.4
Acquisition of treasury stock	(47.8)	(18.4)
Dividends paid	(44.0)	(46.4)
Cash used for financing activities	(67.4)	(61.1)

Effect of exchange rate changes on cash and cash equivalents	(3.5)	(3.8)

Net increase (decrease) in cash and cash equivalents	29.2	(14.6)

Cash and cash equivalents, beginning of period	231.6	567.1

Cash and cash equivalents, end of period	$260.8	$552.5

See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In these notes, “we,” “us,” and “our” refer to Brown-Forman Corporation.

1.         Condensed Consolidated Financial Statements

We prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information.  In accordance with those rules and regulations, we condensed or omitted certain information and disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  We suggest that you read these condensed financial statements together with the financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended April 30, 2011 (the “2011 Annual Report”).

In our opinion, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial results for the periods covered by this report.

We prepared the accompanying financial statements on a basis that is substantially consistent with the accounting principles applied in our 2011 Annual Report.

2.         Inventories

We use the last-in, first-out (“LIFO”) method to determine the cost of most of our inventories.  If the LIFO method had not been used, inventories at current cost would have been $203.5 million higher than reported as of April 30, 2011, and $207.8 million higher than reported as of July 31, 2011.  Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

3.         Income Taxes

Our consolidated quarterly effective tax rate is based upon our expected annual operating income, statutory tax rates, and income tax laws in the various jurisdictions in which we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. The effective tax rate of 34.0% for the three months ended July 31, 2011, is based on an expected tax rate of 33.1% on ordinary income for the full fiscal year, the recognition of additional tax expense related to discrete items arising during the period, and interest on previously provided tax contingencies.  Our expected tax rate includes current fiscal year additions for existing tax contingency items.

We believe there will be no material change in our gross unrecognized tax benefits in the next twelve months.

We file income tax returns in the United States, including several state and local jurisdictions, as well as in several other countries in which we conduct business. The major jurisdictions and their earliest fiscal years that are currently open for tax examinations are 1998 in the United States, 2007 in Australia, Ireland and Italy, 2005 in Poland and Finland, 2003 in the U.K. and 2002 in Mexico.  Audits of our fiscal 2008, 2009, and 2010 U.S. federal tax returns commenced during fiscal 2011.  In addition, the Internal Revenue Service has accepted our application to participate in its Compliance Assurance Program for our fiscal 2012 tax year.

4.         Earnings Per Share

We calculate basic earnings per share by dividing net income available to common stockholders by the weighted average number of all unrestricted common shares outstanding during the period.  Diluted earnings per share further includes the dilutive effect of stock options, stock-settled appreciation rights (“SSARs”), restricted stock units (“RSUs”), and deferred stock units (“DSUs”).  We calculate that dilutive effect using the “treasury stock method” (as defined by GAAP).

We have granted restricted shares of common stock to certain employees as part of their compensation.  These restricted shares, which have varying vesting periods, contain non-forfeitable rights to dividends declared on common stock.  As a result, the unvested restricted shares are considered participating securities in the calculation of earnings per share.

The following table presents information concerning basic and diluted earnings per share:

	Three Months Ended
	July 31
(Dollars in millions, except per share amounts)	2010	2011
Basic and diluted net income	$111.4	$118.1
Income allocated to participating securities (restricted shares)	(0.1)	--
Net income available to common stockholders	$111.3	$118.1

Share data (in thousands):
Basic average common shares outstanding	146,570	144,828
Dilutive effect of stock options, SSARs, RSUs, and DSUs	815	1,039
Diluted average common shares outstanding	147,385	145,867

Basic earnings per share	$0.76	$0.81
Diluted earnings per share	$0.76	$0.81

SSARs for approximately 428,000 common shares and 388,000 common shares were excluded from the calculation of diluted earnings per share for the periods ended July 31, 2010 and 2011, respectively, because they were not dilutive for those periods under the treasury stock method.

5.         Other Intangible Assets

On June 30, 2011, we acquired the trademarks and related intellectual property rights (“brand name”) to Maximus Vodka for $7.0 million.  We consider this brand name to have an indefinite life.

6.         Dividends Payable

On July 28, 2011, our Board of Directors approved a regular quarterly cash dividend of $0.32 per share on Class A and Class B Common Stock. The dividend will be paid on October 3, 2011 to stockholders of record as of September 6, 2011.

7.         Contingencies

We operate in a litigious environment, and we are sued in the normal course of business.  Sometimes plaintiffs seek substantial damages.  Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate.  We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe these loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity.  No material accrued loss contingencies are recorded as of July 31, 2011.

8.         Pension and Other Postretirement Benefits

The following table shows the components of the pension and other postretirement benefit expense recognized for our U.S. benefit plans during the periods covered by this report. Information about similar international plans is not presented due to immateriality.

	Pension Benefits		Other Benefits
(Dollars in millions)	2010	2011	2010	2011
Service cost	$3.9	$4.0	$0.3	$0.4
Interest cost	8.3	8.5	0.8	0.8
Expected return on plan assets	(9.1)	(10.1)	--	--
Amortization of:
Prior service cost	0.2	0.2	--	0.1
Net actuarial loss	4.7	4.9	--	--
Net expense	$8.0	$7.5	$1.1	$1.3

9.         Comprehensive Income

Comprehensive income is a broad measure of the effects of all transactions and events (other than investments by or distributions to stockholders) that are recognized in stockholders' equity, regardless of whether those transactions and events are included in net income.  The following table adjusts net income for the other items included in the determination of comprehensive income:

	Three Months Ended
	July 31,
(Dollars in millions)	2010	2011
Net income	$111.4	$118.1
Other comprehensive income (loss), net of tax:
Postretirement benefits adjustment	2.6	3.3
Foreign currency translation adjustment	(8.8)	(9.3)
Net (loss) gain on cash flow hedges	(2.4)	4.0
	(8.6)	(2.0)
Comprehensive income	$102.8	$116.1

Accumulated other comprehensive income (loss), net of tax, consisted of the following:

	April 30,	July 31,
(Dollars in millions)	2011	2011
Postretirement benefits adjustment	$(164.5)	$(161.2)
Cumulative translation adjustment	48.1	38.8
Unrealized loss on cash flow hedge contracts	(13.6)	(9.6)
	$(130.0)	$(132.0)

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis in the accompanying balance sheet as of July 31, 2011:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivatives	$2.6	--	--	$2.6
Interest rate swaps	--	4.7	--	4.7

Liabilities:
Currency derivatives	--	18.9	--	18.9

We determine the fair values of our commodities derivatives (futures and options) primarily using quoted contract prices on futures exchange markets.  For these instruments, we use the closing contract price as of the balance sheet date.  We determine the fair values of our currency derivatives (forwards and options) and interest rate swaps using standard valuation models.  The significant inputs used in these models are readily available in public markets or can be derived from observable market transactions.  Inputs used in these standard valuation models include the applicable exchange rate, forward rates and discount rates for the currency derivatives and include interest rate yield curves for the interest rate swaps.  The standard valuation model for foreign currency options also uses implied volatility as an additional input.  The discount rates are based on the historical U.S. Treasury rates, and the implied volatility specific to individual foreign currency options is based on quoted rates from financial institutions.

We measure some assets and liabilities at fair value on a nonrecurring basis; that is, we do not measure them at fair value on an ongoing basis, but we do adjust them to fair value in certain circumstances (for example, when we determine that an asset is impaired).  The fair values of assets and liabilities measured at fair value on a nonrecurring basis during fiscal 2012 were not material as of July 31, 2011.

11.           Fair Value of Financial Instruments

The fair value of cash, cash equivalents, and short-term borrowings approximates the carrying amount due to the short maturities of these instruments.  We estimate the fair value of long-term debt based on the prices at which our debt has recently traded in the market and considering the overall market conditions on the date of valuation.  We determine the fair value of derivative financial instruments as discussed in Note 10.  As of July 31, 2011, the fair values and carrying amounts of these instruments were as follows:

	Carrying	Fair
(Dollars in millions)	Amount	Value
Assets:
Cash and cash equivalents	$552.5	$552.5
Commodity derivatives	2.6	2.6
Interest rate swaps	4.7	4.7

Liabilities:
Currency derivatives	18.9	18.9
Short-term borrowings	1.9	1.9
Current portion of long-term debt	254.4	262.3
Long-term debt	505.1	535.7

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

As of July 31, 2011, we had outstanding currency derivatives with a total notional amount of $465.8 million, related primarily to our euro, British pound, and Australian dollar exposures.

We also had outstanding exchange-traded futures and options contracts on approximately four million bushels of corn as of July 31, 2011.  We use these contracts to mitigate our exposure to corn price volatility.  Because we do not designate these contracts as hedges for accounting purposes, we immediately recognize changes in their fair value in earnings.

We manage our interest rate risk with swap contracts.  As of July 31, 2011, we had fixed-to-floating interest rate swaps outstanding with a notional value of $375.0 million with maturities matching those of our bonds.  These swaps are designated as fair value hedges.  The change in fair value of the swaps not related to accrued interest is offset by a corresponding adjustment to the carrying values of the bond.

The following table presents the fair values of our derivative instruments as of July 31, 2011.  The fair values are presented below on a gross basis, while the fair values of those instruments that are subject to master settlement arrangements are presented on a net basis in the accompanying consolidated balance sheet, in conformity with GAAP.

(Dollars in millions)	Classification	Fair value of derivatives in a gain position	Fair value of derivatives in a loss position
Designated as cash flow hedges:
Currency derivatives	Accrued expenses	$0.6	$(17.7)
Currency derivatives	Other liabilities	0.3	(4.1)

Designated as fair value hedges:
Interest rate swaps	Other current assets	2.8	--
Interest rate swaps	Other assets	1.9	--

Not designated as hedges:
Commodity derivatives	Other current assets	3.1	(0.5)
Currency derivatives	Accrued expenses	2.4	(0.4)

The following table presents the amounts affecting our consolidated statement of operations for the periods covered by this report:
		Three Months Ended
		July 31,
(Dollars in millions)	Classification	2010	2011
Currency derivatives designated as cash flow hedge:
Net gain (loss) recognized in AOCI	n/a	$--	$1.1
Net gain (loss) reclassified from AOCI into income	Net sales	3.9	(5.3)

Interest rate swaps designated as fair value hedges:
Net gain (loss) recognized in income	Interest expense	0.5	0.9
Net gain (loss) recognized in income*	Other income	1.8	0.9
*The effect on the hedged item was an equal but offsetting amount for the periods presented.

Currency derivatives designated as net investment hedges:
Net gain (loss) recognized in AOCI	n/a	(0.9)	--

Derivatives not designated as hedging instruments:
Currency derivatives – net gain (loss) recognized in income	Net sales	0.8	0.7
Currency derivatives – net gain (loss) recognized in income	Other income	0.7	(1.2)
Commodity derivatives – net gain (loss) recognized in income	Cost of sales	0.3	(1.2)

We expect to reclassify $12.8 million of deferred net losses recorded in AOCI as of July 31, 2011, to earnings during the next 12 months.  This reclassification would offset the anticipated earnings impact of the underlying hedged exposures.  The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur.  The maximum term of our contracts outstanding at July 31, 2011 is 24 months.

We are exposed to credit-related losses if the other parties to our derivative contracts breach them.  This credit risk is limited to the fair value of the contracts.  To manage this risk, we enter into contracts only with major financial institutions that have earned investment-grade credit ratings; we have established counterparty credit guidelines that are regularly monitored and that provide for reports to senior management according to prescribed guidelines; and we monetize contracts when we believe it is warranted.  Because of these safeguards, we believe the risk of loss from counterparty default to be immaterial.

Some of our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained.   If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. As of July 31, 2011, the aggregate fair value of all derivatives with creditworthiness requirements that were in a net liability position was $15.9 million.

13.           Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued new guidance for measuring fair value and for disclosing information about fair values.  This new guidance will become effective for us during the fourth quarter of fiscal 2012.

In June 2011, the FASB issued new guidance for the presentation of comprehensive income.  This new guidance will become effective for us during the first quarter of fiscal 2013.

We do not expect our adoption of any of the guidance described above to have a material impact on our financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition
             and Results of  Operations

You should read the following discussion and analysis along with our 2011 Annual Report. Note that the results of operations for the three months ended July 31, 2011, do not necessarily indicate what our operating results for the full fiscal year will be.  In this Item, “we,” “us,” and “our” refer to Brown-Forman Corporation.

Important Information on Forward-Looking Statements:

This report contains statements, estimates, and projections that are "forward-looking statements" as defined under U.S. federal securities laws. Words such as “aim,” “anticipate,” “aspire,” “believe,” “envision,” “estimate,” “expect,” “expectation,” “intend,” “may,” “plan,” “potential,” “project,” “pursue,” “see,” “will,” “will continue,” and similar words identify forward-looking statements, which speak only as of the date we make them. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.  By their nature, forward-looking statements involve risks, uncertainties and other factors (many beyond our control) that could cause our actual results to differ materially from our historical experience or from our current expectations or projections. These risks and other factors include, but are not limited to:

•
declining or depressed economic conditions in our markets; political, financial, or credit or capital market instability; supplier, customer or consumer credit or other financial problems; bank failures or governmental debt defaults or nationalizations

•	failure to develop or implement effective business and brand strategies and innovations, including route-to-consumer, and marketing and promotional activity
•	unfavorable trade or consumer reaction to our new products, product line extensions, or changes in formulation, packaging or pricing
•	inventory fluctuations in our products by distributors, wholesalers, or retailers
•
competitors’ pricing actions (including price reductions, promotions, discounting, couponing or free goods), marketing, category expansion, product introductions, entry or expansion in our markets, or other competitive activities

•
declines in consumer confidence or spending, whether related to the economy (such as austerity measures, tax increases, high fuel costs, or higher unemployment), wars, natural or other disasters, weather, pandemics, security concerns, terrorist attacks or other factors

•
changes in tax rates (including excise, sales, VAT, tariffs, duties, corporate, individual income, dividends, capital gains) or in related reserves, changes in tax rules (e.g., LIFO, foreign income deferral, U.S. manufacturing and other deductions) or accounting standards, or other restrictions affecting beverage alcohol, and the unpredictability and suddenness with which they can occur

•
governmental or other restrictions on our ability to produce, import, sell, price, or market our products, including advertising and promotion in either traditional or new media; regulatory compliance costs

•	business disruption, decline or costs related to organizational changes, reductions in workforce or other cost-cutting measures
•	lower returns or discount rates related to pension assets, interest rate fluctuations, inflation or deflation
•	fluctuations in the U.S. dollar against foreign currencies, especially the euro, British pound, Australian dollar, or Polish zloty
•
changes in consumer behavior or preferences and our ability to anticipate and respond to them, including societal attitudes or cultural trends that result in reduced consumption of our products; reduction of bar, restaurant, hotel or other on-premise business or travel

•	consumer shifts away from spirits or premium-priced spirits products; shifts to discount store purchases or other price-sensitive consumer behavior
•	distribution and other route-to-consumer decisions or changes that affect the timing of our sales, temporarily disrupt the marketing or sale of our products, or result in implementation-related costs
•
effects of acquisitions, dispositions, joint ventures, business partnerships or investments, or portfolio strategies, including integration costs, disruption or other difficulties, or impairment in the recorded value of assets (e.g. receivables, inventory, fixed assets, goodwill, trademarks and other intangibles)

•
lower profits, due to factors such as fewer or less profitable used barrel sales, lower production volumes, decreased demand for products we sell, sales mix shift toward lower priced or lower margin SKUs, or cost increases in energy or raw materials, such as grain, agave, wood, glass, plastic, or closures

•
natural disasters, climate change, agricultural uncertainties, environmental or other catastrophes, our suppliers’ financial hardships or other factors that affect the availability, price, or quality of agave, grain, glass, energy, closures, plastic, water, wood, or finished goods

•	negative publicity related to our company, brands, marketing, personnel, operations, business performance or prospects
•	product counterfeiting, tampering, contamination, or recalls and resulting negative effects on our sales, brand equity, or corporate reputation
•
significant costs or other adverse developments stemming from class action, intellectual property, governmental, or other major litigation; or governmental investigations of beverage alcohol industry business, trade, or marketing practices by us, our importers, distributors, or retailers

Results of Operations:
First Quarter Fiscal 2012 Compared to First Quarter Fiscal 2011

A summary of our operating performance (dollars expressed in millions, except per share amounts) is presented below.
	Three Months Ended
	July 31,
	2010	2011	Change
Net sales	$744.9	$840.3	13%
Gross profit	378.8	420.3	11%
Advertising expenses	76.3	90.8	19%
Selling, general, and administrative expenses	131.9	139.0	5%
Amortization expense	1.3	1.3
Other (income) expense, net	(3.4)	3.3
Operating income	172.7	185.9	8%
Interest expense, net	6.2	7.1
Income before income taxes	166.5	178.8	7%
Income taxes	55.1	60.7
Net income	111.4	118.1	6%

Gross margin	50.9%	50.0%
Operating margin	23.2%	22.1%

Effective tax rate	33.1%	34.0%

Earnings per share:
Basic	$0.76	$0.81	7%
Diluted	0.76	0.81	7%

On a reported basis, net sales for the three months ended July 31, 2011 were $840.3 million, up $95.4 million, or 13%, compared to the same prior year period.  A weaker U.S. dollar, which improved net sales by approximately $50 million, and underlying growth in net sales fueled the growth in the quarter.

Change vs. Prior Period
• Underlying change1 in net sales	7%
• Foreign exchange2	7%
• Sale of Hopland-based wine business3	(1%)
Reported change in net sales	13%

The primary factor contributing to our underlying growth in net sales for the quarter was the strong performance of the Jack Daniel’s Family of Brands, reflecting the introduction of Jack Daniel's Tennessee Honey in the U.S. and higher demand for Jack Daniel's Tennessee Whiskey globally. The net sales performance for the rest of our portfolio was mixed, as net sales gains for several brands including Chambord Vodka, Herradura, Sonoma-Cutrer, and Woodford Reserve were offset by declines for some brands including Southern Comfort, Korbel, el Jimador, and Canadian Mist.  On a geographic basis, several markets including the U.S., Germany, Turkey, the U.K., Russia, and Brazil contributed to the underlying growth in net sales for the quarter and more than offset declines in Poland, Spain, and Australia.

The following discussion highlights net sales and depletion4 results in the first quarter for several brands compared to the same prior period:

•
Jack Daniel’s Family of Brands depletions, as well as both reported and constant currency5 net sales, grew double-digits for the first quarter fueled in part by the introduction of Jack Daniel’s Tennessee Honey and the broad based growth of Jack Daniel’s Tennessee Whiskey around the world.  Some of the Jack Daniel’s Tennessee Whiskey growth was driven by an increase in trade and retail inventory levels in advance of upcoming promotional activity and price increases.  Gentleman Jack and Jack Daniel’s Single Barrel benefitted from strong growth outside the U.S.

•
Jack Daniel’s ready-to-drink (RTD) brands registered double-digit growth in net sales on both a reported and constant currency basis, as the brand benefitted from strong volumetric gains in Germany, Mexico, and the U.K. and from geographic expansion into other markets including Poland, Japan, and South Africa.

•
Finlandia net sales grew double-digits on a reported basis, while depletions and net sales on a constant currency basis declined slightly.  This reduction is driven by the brand’s performance in Poland, where the premium vodka category is declining at double-digit rates reflecting a continuation of trading down in price to lower-end vodkas and out of the category.

•
Southern Comfort Family of Brands global net sales declined in the mid-single digits during the quarter on a reported basis and in the high-single digits on a constant currency basis driven by depletion declines for the parent brand in the brand’s largest market, the U.S.  We believe this brand’s performance continued to be adversely affected by increased competition from flavored whiskeys, flavored vodkas, and spiced rums, particularly those consumed in the more traditional shot occasion.

•
el Jimador experienced mid single-digit declines in depletions and reported net sales and a double-digit decline in constant currency net sales largely as a result of some rebalancing of trade inventory levels and the timing of promotional activity this year compared to a year ago in Mexico.

Cost of sales for the three months ended July 31, 2011 was $217.5 million, an increase of $26.9 million, or 14%, compared to the same period a year ago.  Cost of sales was hurt $5.7 million by a weaker U.S. dollar.  Growth in net sales, higher input costs, including corn and glass, and an increase in fuel expenses also contributed to the growth in cost of sales for the three month period.

Gross profit for the three months ended July 31, 2011 was $420.3 million, an increase of $41.5 million compared to the first quarter of last year.  Gross profit was hurt by the reduction in gross profit associated with the Hopland-based wine business sale and was helped by a weaker U.S. dollar, underlying growth in gross profit, and an increase in estimated net trade inventories. The same factors that drove the increase in underlying net sales for the quarter also contributed to the underlying growth in gross profit for the same period.  However, higher cost of sales driven by higher corn prices, an increase in glass costs and higher fuel expense partially offset the underlying growth in net sales for the three month period.  The higher cost of sales also was the primary factor driving gross margin of 50.0% down from to 50.9% in the prior year period.

1 Underlying change represents the percentage increase or decrease in reported financial results in accordance with generally accepted accounting principles (GAAP) in the United States, exclusive of other items impacting period-over-period results.  We believe presenting the underlying change helps provide transparency to our comparable business performance.

2 Refers to net gains and losses incurred by the company relating to sales and purchases in currencies other than the U.S. dollar.  We use the measure to understand the growth of the business on a constant dollar basis, as fluctuations in exchange rates can distort the underlying growth of our business (both positively and negatively).  To neutralize the effect of foreign exchange fluctuations, we have translated current year results at prior year rates.  We believe it is important to separately identify the impact that foreign exchange has on each major line item of our consolidated statement of operations.

3 Refers to the April 2011 sale of our Hopland, California-based wine business to Vina Concha y Toro S.A.  Included in this sale were the Fetzer winery, bottling facility, and vineyards, as well as the Fetzer brand and other Hopland, California-based wines, including Bonterra, Little Black Dress, Jekel, Five Rivers, Bel Arbor, Coldwater Creek, and Sanctuary.  We believe that excluding the gain on the sale and operating results from the first quarter of fiscal 2012 versus the same period in fiscal 2011 provides helpful information in forecasting and planning the growth expectations of the company.

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

The following table shows the major factors influencing the change in gross profit for the quarter:

Change vs. Prior Period
• Foreign exchange	7%
• Underlying change in gross profit	6%
• Estimated net change in trade inventories6	1%
• Sale of Hopland-based wine business	(3%)
Reported change in gross profit	11%

Advertising expenses increased $14.5 million, or 19%, for the three month period on a reported basis.  A weaker U.S. dollar increased advertising expense by nearly $6 million.  Excluding foreign exchange, advertising expense increased 12% due largely to support the introduction of line extensions (notably Jack Daniel’s Tennessee Honey in the U.S. and Jack Daniel’s & Soda in Japan).  We continued to strive to optimize our mix of total brand investment by reallocating resources among brands, geographies, and channels that we believe enabled us to effectively and efficiently reach consumers around the world. We expect to remain flexible in directing brand spending and resources to activities that support the business in the current environment while positioning our company for long-term growth.

Selling, general and administrative expenses increased $7.1 million, or 5%, for the first quarter, reflecting higher costs associated with a weaker U.S. dollar and inflation on salary and related expenses.

Operating income of $185.9 million increased $13.2 million, or 8%, for the three months ended July 31, 2011 compared to the same period last year.  Operating income benefited from the underlying growth in our business, a weaker U.S. dollar, which increased operating income by approximately $8 million, and an increase in estimated trade inventory levels.  Operating income was hurt by the reduction in profits associated with the Hopland-based wine business which was sold in April 2011.  The underlying growth in operating income was driven by higher net sales.

Change vs. Prior Period
• Underlying change in operating income	7%
• Foreign exchange	4%
• Estimated net change in trade inventories	3%
• Sale of Hopland-based wine business	(6%)
Reported change in operating income	8%

Net interest expense increased by $0.9 million compared to a year ago reflecting higher long term debt offset partially by lower short term borrowings and additional swaps to a floating rate on our bonds due 2014.

The effective tax rate in the quarter was 34.0% compared to 33.1% reported in the first quarter of fiscal 2011.  The increase in our effective tax rate was primarily driven by the absence of the tax benefit of certain amortization.

Reported diluted earnings per share of $0.81 for the quarter increased 7% from the $0.76 earned in the same prior year period.  Performance in the quarter was helped by the underlying growth in operating income, the weaker U.S. dollar, and a reduction in the number of shares outstanding.  Higher net interest expense and an increase in the effective tax rate only partially offset these factors.

Full-Year Outlook

Our fiscal 2012 full-year outlook remains unchanged from the earnings guidance provided in early June 2011 of $3.45 to $3.85 per share.  We remain cautious given the many uncertainties that we believe will continue to influence our overall financial performance for the year, including the ongoing volatile macroeconomic conditions and the resulting effect on consumer spending, the sluggish performance for several brands in our portfolio, including Southern Comfort in the U.S., continued success of recent innovation activities, and changes in distributor and retail inventory levels.  We continue to anticipate underlying operating income growth in the mid-to-high-single digits.

6 Refers to the estimated financial impact of changes in wholesale trade inventories for our brands.  We compute this effect by using our estimated depletion trends and separately identifying trade inventory changes in the variance analysis for our key measures.  Based on the estimated depletions and the fluctuations in trade inventory levels, we then adjust the percentage variances from prior to current periods for our key measures.  We believe it is important to separately identify the impact of this item in order for management and investors to understand the results of our business that can arise from varying levels of wholesale inventories.

Liquidity and Financial Condition

Cash and cash equivalents declined $14.6 million during the three months ended July 31, 2011, compared to an increase of $29.2 million during the same period last year.  Cash provided by operations was $64.0 million, down from $96.6 million for the same period last year, reflecting a higher seasonal increase in working capital, offset partially by higher earnings (excluding non-cash items).  Cash used for investing activities increased from last year by $17.2 million, largely reflecting last year’s receipt of $11.0 million in proceeds from the sale of property, plant, and equipment and this year’s acquisition of the Maximus brand name for $7.0 million.  Cash used for financing activities was $6.3 million less than last year, primarily reflecting a $29.4 million decline in share repurchases, offset partially by a $20.2 million decrease in net proceeds from debt.  The impact on cash and cash equivalents as a result of exchange rate changes was a decline of $3.8 million for the three months ended July 31, 2011, compared to a decline of $3.5 million for the same period last year.

We have access to several liquidity sources to supplement our cash flow from operations.  Our commercial paper program, supported by our bank credit facility, continues to fund our short-term credit needs.  We could also satisfy our liquidity needs by drawing on our $800.0 million bank credit facility (currently unused).  This facility expires April 30, 2012, and carries favorable terms compared with current market conditions.  Under extreme market conditions, one or more participating banks may not be able to fully fund this credit facility.  While we are alert to this uncertainty, we believe the banking market has improved considerably.  We anticipate negotiating a replacement bank credit facility in fiscal 2012, as bank market conditions have continued to improve steadily.  Also, we believe that the markets for investment-grade bonds and private placements are very accessible and provide a source of long-term financing that, in addition to our cash flow from operations, we could use to meet any additional liquidity needs.

We have high credit standards when initiating transactions with counterparties and closely monitor our counterparty risks with respect to our cash balances and derivative contracts (that is, foreign currency, commodity, and interest rate hedges). If a counterparty’s credit quality were to deteriorate below our credit standards, we would either liquidate exposures or require the counterparty to post appropriate collateral.

We believe our current liquidity position is strong and sufficient to meet all of our financial commitments for the foreseeable future. Our $800.0 million bank credit facility’s most restrictive covenant requires our ratio of consolidated EBITDA (as defined in the agreement) to consolidated interest expense to be at least 3 to 1. At July 31, 2011, with a ratio of 31 to 1, we were within the covenant’s parameters.

As of July 31, 2011, we have total cash and cash equivalents of $552.5 million.  Of this amount, $250.5 million is held by certain foreign subsidiaries whose earnings we expect to permanently reinvest outside of the United States.  We do not expect to need the cash generated by those foreign subsidiaries to fund our domestic operations.  However, in the unforeseen event that we repatriate cash from those foreign subsidiaries, we would be required to provide for and pay U.S. taxes on the repatriated funds.

As we announced on March 25, 2011, our Board of Directors has authorized us to repurchase up to $250.0 million of our outstanding Class A and Class B common shares through November 30, 2011, subject to market conditions. Under this program, we may repurchase shares from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with federal securities laws. As of July 31, 2011, we have repurchased 475,062 shares (67,853 of Class A and 407,209 of Class B) for approximately $33.3 million.  The average repurchase price per share, including broker commissions, was $70.71 for Class A and $70.02 for Class B.

On July 28, 2011, our Board of Directors declared a regular quarterly cash dividend of $0.32 per share on Class A and Class B Common Stock. The dividend will be paid on October 3, 2011 to stockholders of record as of September 6, 2011.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about shares of our common stock that we repurchased during the quarter ended July 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2011 – May 31, 2011	45,667	$71.14	8,522	$231,800,000
June 1, 2011 – June 30, 2011	183,208	$71.59	183,208	$218,700,000
July 1, 2011 – July 31, 2011	27,793	$72.19	27,793	$216,700,000
Total	256,668	$71.57	219,523

As we announced on March 25, 2011, our Board of Directors has authorized us to repurchase up to $250.0 million of our outstanding Class A and Class B common shares before December 1, 2011, subject to market and other conditions.  219,523 of the shares included in the above table were acquired as part of this program.

The remaining 37,145 shares included in the above table were received from employees to satisfy income tax withholding obligations triggered by the vesting of restricted shares.

Item 6.  Exhibits

4.3	Officer’s Certificate dated April 2, 2007, pursuant to Sections 1.02, 2.02 and 3.01 of the Indenture Dated as of April 2, 2007, setting forth the terms of the 5.2% Notes due 2012.*
4.5	Officer’s Certificate dated January 9, 2009, pursuant to Sections 1.02, 2.02 and 3.01 of the Indenture Dated as of April 2, 2007, setting forth the terms of the 5% Notes due 2014.**
4.7	Officer’s Certificate dated December 16, 2010, pursuant to Sections 1.02, 2.02 and 3.01 of the Indenture Dated as of April 2, 2007, setting forth the terms of the 2.5% Notes due 2016.***
10.22
Five-Year Credit Agreement dated as of April 30, 2007 by and among Brown-Forman Corporation, Brown-Forman Beverages, Europe, LTD, certain borrowing subsidiaries and certain lender parties thereto, Bank of America, N.A., as Syndication Agent and as a Lender, Citicorp North America, Inc., Barclays Bank Plc, National City Bank and Wachovia Bank, National Association as Co-Documentation Agents and as Lenders, JPMorgan Chase Bank, N.A. as Administrative Agent and as a Lender and J.P. Morgan Europe Limited, as London Agent.****

31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (not considered to be filed).
101
The following materials from Brown-Forman Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (a) Condensed Consolidated Statements of Operations, (b) Condensed Consolidated Balance Sheets, (c) Condensed Consolidated Statements of Cash Flows, and (d) Notes to the Condensed Consolidated Financial Statements.*****

* Exhibit was previously filed on Brown Forman Corporation’s Form 8-K filed on April 3, 2007 and has been re-filed in its entirety to include previously omitted portions.
** Exhibit was previously filed on Brown Forman Corporation’s Form 8-K filed on January 9, 2009 and has been re-filed in its entirety to include previously omitted portions.
*** Exhibit was previously filed on Brown Forman Corporation’s Form 8-K filed on December 16, 2010 and has been re-filed in its entirety to include previously omitted portions.
**** Exhibit was previously filed on Brown Forman Corporation’s Form 8-K filed on May 2, 2007 and has been re-filed in its entirety to include previously omitted portions.
***** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN-FORMAN CORPORATION
(Registrant)

Date: September 8, 2011	By:	/s/ Donald C. Berg
Donald C. Berg
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)