Form 10-Q
period 2011-10-31
BROWN FORMAN CORP
filed 2011-12-09
CIK 14693

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended OCTOBER 31, 2011

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
Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐     No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  November 30, 2011
Class A Common Stock ($.15 par value, voting)	56,259,065
Class B Common Stock ($.15 par value, nonvoting)	85,647,461

 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2011	2010	2011
Net sales	$905.7	$1,013.7	$1,650.6	$1,854.0
Excise taxes	207.3	232.6	382.8	435.1
Cost of sales	239.6	279.2	430.2	496.7
Gross profit	458.8	501.9	837.6	922.2
Advertising expenses	93.5	106.7	169.8	197.5
Selling, general, and administrative expenses	132.9	146.8	264.9	285.9
Amortization expense	1.3	1.3	2.5	2.5
Other (income) expense, net	(3.9)	0.8	(7.3)	4.1
Operating income	235.0	246.3	407.7	432.2
Interest income	0.6	0.7	1.0	1.5
Interest expense	6.7	7.8	13.4	15.7
Income before income taxes	228.9	239.2	395.3	418.0
Income taxes	74.9	81.6	129.9	142.4
Net income	$154.0	$157.6	$265.4	$275.6

Earnings per share:
Basic	$1.06	$1.10	$1.81	$1.91
Diluted	$1.05	$1.09	$1.80	$1.90

Cash dividends per common share:
Declared	--	--	$0.60	$0.64
Paid	$0.30	$0.32	$0.60	$0.64

 See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions)

	April 30,	October 31,
	2011	2011
Assets
Cash and cash equivalents	$567.1	$380.1
Accounts receivable, less allowance for doubtful accounts of $17.8 and $9.4 at April 30 and October 31, respectively	495.9	641.9
Inventories:
Barreled whiskey	330.1	347.9
Finished goods	149.7	187.1
Work in process	119.8	105.7
Raw materials and supplies	47.1	53.8
Total inventories	646.7	694.5

Current deferred tax assets	48.2	41.9
Other current assets	217.9	187.2
Total current assets	1,975.8	1,945.6

Property, plant and equipment, net	393.4	383.0
Goodwill	625.4	621.8
Other intangible assets	670.1	672.1
Deferred tax assets	11.8	10.4
Other assets	35.6	40.7
Total assets	$3,712.1	$3,673.6

Liabilities
Accounts payable and accrued expenses	$411.5	$453.3
Accrued income taxes	31.9	35.7
Current deferred tax liabilities	8.5	7.7
Short-term borrowings	--	2.5
Current portion of long-term debt	254.9	253.5
Total current liabilities	706.8	752.7

Long-term debt	504.5	504.2
Deferred tax liabilities	149.6	162.3
Accrued pension and other postretirement benefits	203.3	171.2
Other liabilities	87.5	77.0
Total liabilities	1,651.7	1,667.4

Commitments and contingencies

Stockholders’ Equity
Common stock:
Class A, voting
(57,000,000 shares authorized; 56,964,000 shares issued)	8.5	8.5
Class B, nonvoting
(100,000,000 shares authorized; 99,363,000 shares issued)	14.9	14.9
Additional paid-in capital	55.3	58.8
Retained earnings	2,710.0	2,893.2
Accumulated other comprehensive loss, net of tax	(130.0)	(158.4)
Treasury stock, at cost (11,337,000 and 14,381,000
shares at April 30 and October 31, respectively)	(598.3)	(810.8)
Total stockholders’ equity	2,060.4	2,006.2
Total liabilities and stockholders’ equity	$3,712.1	$3,673.6

See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Six Months Ended
	October 31,
	2010	2011
Cash flows from operating activities:
Net income	$265.4	$275.6
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	28.7	25.8
Gain on sale of property, plant, and equipment	(1.5)	--
Stock-based compensation expense	3.9	4.3
Deferred income taxes	10.2	16.7
Changes in assets and liabilities	(128.9)	(166.9)
Cash provided by operating activities	177.8	155.5

Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	12.1	--
Additions to property, plant, and equipment	(15.1)	(18.8)
Acquisition of brand names and trademarks	--	(7.2)
Computer software expenditures	(1.3)	(0.7)
Cash used for investing activities	(4.3)	(26.7)

Cash flows from financing activities:
Net change in short-term borrowings	(58.3)	2.6
Repayment of long-term debt	(1.4)	(1.5)
Net payments related to exercise of stock-based awards	(3.3)	(2.0)
Excess tax benefits from stock-based awards	6.3	4.8
Acquisition of treasury stock	(106.6)	(216.1)
Dividends paid	(87.9)	(92.4)
Cash used for financing activities	(251.2)	(304.6)

Effect of exchange rate changes on cash and cash equivalents	1.8	(11.2)

Net decrease in cash and cash equivalents	(75.9)	(187.0)

Cash and cash equivalents, beginning of period	231.6	567.1

Cash and cash equivalents, end of period	$155.7	$380.1

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

2.         Inventories

We use the last-in, first-out (“LIFO”) method to determine the cost of most of our inventories.  If the LIFO method had not been used, inventories at current cost would have been $203.5 million higher than reported as of April 30, 2011, and $212.1 million higher than reported as of October 31, 2011.  Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

3.         Income Taxes

Our consolidated quarterly effective tax rate is based upon our expected annual operating income, statutory tax rates, and income tax laws in the various jurisdictions in which we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. The effective tax rate of 34.1% for the six months ended October 31, 2011, is based on an expected tax rate of 32.9% on ordinary income for the full fiscal year, the recognition of additional tax expense related to discrete items arising during the period, and interest on previously provided tax contingencies.  Our expected tax rate includes current fiscal year additions for existing tax contingency items.

We believe it is reasonably possible that there may be a net decrease in our gross unrecognized tax benefits of $9.9 million in the next twelve months as a result of tax positions taken in the current period, expirations of statutes of limitations and settlements with taxing authorities.

We file income tax returns in the United States, including several state and local jurisdictions, as well as in several other countries in which we conduct business. The major jurisdictions and their earliest fiscal years that are currently open for tax examinations are 1998 in the United States, 2007 in Australia, Ireland and Italy, 2006 in Poland, 2005 in Finland, 2003 in the U.K., and 2002 in Mexico. Audits of our fiscal 2008, 2009, and 2010 U.S. federal tax returns commenced during fiscal 2011. The audit of our fiscal 2011 return commenced during fiscal 2012. In addition, we are participating in the Internal Revenue Service’s Compliance Assurance Program for our fiscal 2012 tax year.

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

We have granted restricted shares of common stock to certain employees as part of their compensation.  These restricted shares contain non-forfeitable rights to dividends declared on common stock.  As a result, the restricted shares are considered participating securities in the calculation of earnings per share.

The following table presents information concerning basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions, except per share amounts)	2010	2011	2010	2011
Net income	$154.0	$157.6	$265.4	$275.6
Income allocated to participating securities (restricted shares)	(0.2)	(0.1)	(0.3)	(0.1)
Net income available to common stockholders	$153.8	$157.5	$265.1	$275.5

Share data (in thousands):
Basic average common shares outstanding	145,649	143,209	146,113	143,912
Dilutive effect of stock options, SSARs, RSUs, and DSUs	855	975	835	1,007
Diluted average common shares outstanding	146,504	144,184	146,948	144,919

Basic earnings per share	$1.06	$1.10	$1.81	$1.91
Diluted earnings per share	$1.05	$1.09	$1.80	$1.90

SSARs for approximately 407,000 common shares and 388,000 common shares were excluded from the calculation of diluted earnings per share for the three months ended October 31, 2010 and 2011, respectively.  SSARs for approximately 417,000 common shares and 388,000 common shares were excluded from the calculation of diluted earnings per share for the six months ended October 31, 2010 and 2011, respectively.  The SSARs were excluded because they were not dilutive for those periods under the treasury stock method.

5.         Other Intangible Assets

On June 30, 2011, we acquired the trademarks and related intellectual property rights (“brand name”) to Maximus Vodka for $7.2 million (including transaction costs).  We consider this brand name to have an indefinite life.

6.         Contingencies

We operate in a litigious environment, and we are sued in the normal course of business.  Sometimes plaintiffs seek substantial damages.  Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate.  We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe these loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity.  No material accrued loss contingencies are recorded as of October 31, 2011.

7.         Pension and Other Postretirement Benefits

The following table shows the components of the pension and other postretirement benefit expense recognized for our U.S. benefit plans during the periods covered by this report. Information about similar international plans is not presented due to immateriality.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions)	2010	2011	2010	2011
Pension Benefits:
Service cost	$3.9	$4.0	$7.8	$8.0
Interest cost	8.3	8.5	16.7	17.0
Expected return on plan assets	(9.1)	(10.0)	(18.1)	(20.1)
Amortization of:
Prior service cost	0.2	0.2	0.4	0.4
Net actuarial loss	4.7	4.8	9.3	9.7
Net expense	$8.0	$7.5	$16.1	$15.0

Other Postretirement Benefits:
Service cost	$0.3	$0.4	$0.6	$0.7
Interest cost	0.8	0.7	1.6	1.5
Amortization of:
Prior service cost	--	0.2	--	0.3
Net actuarial loss	--	--	0.1	--
Net expense	$1.1	$1.3	$2.3	$2.5

8.         Comprehensive Income

Comprehensive income is a broad measure of the effects of all transactions and events (other than investments by or distributions to stockholders) that are recognized in stockholders' equity, regardless of whether those transactions and events are included in net income.  The following table adjusts net income for the other items included in the determination of comprehensive income:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions)	2010	2011	2010	2011
Net income	$154.0	$157.6	$265.4	$275.6
Other comprehensive income (loss), net of tax:
Postretirement benefits adjustment	3.1	3.3	5.7	6.6
Foreign currency translation adjustment	14.5	(34.3)	5.7	(43.6)
Net (loss) gain on cash flow hedges	(6.4)	4.6	(8.8)	8.6
	11.2	(26.4)	2.6	(28.4)
Comprehensive income	$165.2	$131.2	$268.0	$247.2

Accumulated other comprehensive income (loss), net of tax, consisted of the following:

	April 30,	October 31,
(Dollars in millions)	2011	2011
Postretirement benefits adjustment	$(164.5)	$(157.9)
Cumulative translation adjustment	48.1	4.5
Unrealized loss on cash flow hedge contracts	(13.6)	(5.0)
	$(130.0)	$(158.4)

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis in the accompanying balance sheet as of October 31, 2011:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivatives	$0.4	--	--	$0.4
Currency derivatives	--	0.1	--	0.1
Interest rate swaps	--	3.4	--	3.4

Liabilities:
Currency derivatives	--	11.9	--	11.9

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

We measure some assets and liabilities at fair value on a nonrecurring basis; that is, we do not measure them at fair value on an ongoing basis, but we do adjust them to fair value in certain circumstances (for example, when we determine that an asset is impaired).  The fair values of assets and liabilities measured at fair value on a nonrecurring basis during fiscal 2012 were not material as of October 31, 2011.

10.           Fair Value of Financial Instruments

The fair value of cash, cash equivalents, and short-term borrowings approximates the carrying amount due to the short maturities of these instruments.  We estimate the fair value of long-term debt based on the prices at which our debt has recently traded in the market and considering the overall market conditions on the date of valuation.  We determine the fair value of derivative financial instruments as discussed in Note 9.  As of October 31, 2011, the fair values and carrying amounts of these instruments were as follows:

	Carrying	Fair
(Dollars in millions)	Amount	Value
Assets:
Cash and cash equivalents	$380.1	$380.1
Commodity derivatives	0.4	0.4
Currency derivatives	0.1	0.1
Interest rate swaps	3.4	3.4

Liabilities:
Currency derivatives	11.9	11.9
Short-term borrowings	2.5	2.5
Current portion of long-term debt	253.5	258.2
Long-term debt	504.2	529.3

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

As of October 31, 2011, we had outstanding currency derivatives with a total notional amount of $452.4 million, related primarily to our euro, British pound, and Australian dollar exposures.

We also had outstanding exchange-traded futures and options contracts on approximately four million bushels of corn as of October 31, 2011.  We use these contracts to mitigate our exposure to corn price volatility.  Because we do not designate these contracts as hedges for accounting purposes, we immediately recognize changes in their fair value in earnings.

We manage our interest rate risk with swap contracts.  As of October 31, 2011, we had fixed-to-floating interest rate swaps outstanding with a notional value of $375.0 million with maturities matching those of our bonds.  These swaps are designated as fair value hedges.  The change in fair value of the swaps not related to accrued interest is offset by a corresponding adjustment to the carrying values of the bond.

The following table presents the fair values of our derivative instruments as of October 31, 2011.  The fair values are presented below on a gross basis, while the fair values of those instruments that are subject to master settlement arrangements are presented on a net basis in the accompanying consolidated balance sheet, in conformity with GAAP.

(Dollars in millions)	Classification	Fair value of derivatives in a gain position	Fair value of derivatives in a loss position
Designated as cash flow hedges:
Currency derivatives	Other current assets	$0.4	$(0.4)
Currency derivatives	Accrued expenses	1.5	(10.5)
Currency derivatives	Other liabilities	0.4	(2.5)

Designated as fair value hedges:
Interest rate swaps	Other current assets	1.3	--
Interest rate swaps	Other assets	2.1	--

Not designated as hedges:
Commodity derivatives	Other current assets	1.3	(0.9)
Currency derivatives	Other current assets	0.1	--
Currency derivatives	Accrued expenses	--	(0.8)

The following tables present the amounts affecting our consolidated statement of operations for the periods covered by this report:
		Three Months Ended
		October 31,
(Dollars in millions)	Classification	2010	2011
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$(9.8)	$4.7
Net gain (loss) reclassified from AOCI into income	Net sales	0.5	(2.8)

Interest rate derivatives designated as fair value hedges:
Net gain (loss) recognized in income	Interest expense	--	0.9
Net gain (loss) recognized in income*	Other income	(0.8)	(0.4)
*The effect on the hedged item was an equal but offsetting amount for the periods presented.

Currency derivatives designated as net investment hedges:
Net gain (loss) recognized in AOCI	n/a	(1.7)	--

Derivatives not designated as hedging instruments:
Currency derivatives – net gain (loss) recognized in income	Net sales	(5.3)	2.8
Currency derivatives – net gain (loss) recognized in income	Other income	(1.1)	(0.5)
Commodity derivatives – net gain (loss) recognized in income	Cost of sales	4.7	(0.7)

		Six Months Ended
		October 31,
(Dollars in millions)	Classification	2010	2011
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$(9.8)	$5.8
Net gain (loss) reclassified from AOCI into income	Net sales	4.4	(8.1)

Interest rate derivatives designated as fair value hedges:
Net gain (loss) recognized in income	Interest expense	--	1.8
Net gain (loss) recognized in income*	Other income	1.9	0.5
*The effect on the hedged item was an equal but offsetting amount for the periods presented.

Currency derivatives designated as net investment hedges:
Net gain (loss) recognized in AOCI	n/a	(0.8)	--

Derivatives not designated as hedging instruments:
Currency derivatives – net gain (loss) recognized in income	Net sales	(4.6)	3.5
Currency derivatives – net gain (loss) recognized in income	Other income	(0.5)	(1.6)
Commodity derivatives – net gain (loss) recognized in income	Cost of sales	5.0	(2.0)

We expect to reclassify $7.2 million of deferred net losses recorded in AOCI as of October 31, 2011, to earnings during the next 12 months.  This reclassification would offset the anticipated earnings impact of the underlying hedged exposures.  The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur.  The maximum term of our contracts outstanding at October 31, 2011 is 24 months.

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

Some of our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained.   If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. As of October 31, 2011, the aggregate fair value of all derivatives with creditworthiness requirements that were in a net liability position was $8.5 million.

12.           Recent Accounting Pronouncements

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

In September 2011, the FASB issued new guidance for testing goodwill for impairment.  This new guidance will also become effective for us during the first quarter of fiscal 2013.

We do not expect our adoption of any of the guidance described above to have a material impact on our financial statements.

13.         Subsequent Event

In November 2011, we entered into a new five-year credit agreement with various U.S. and international banks for $800.0 million that will expire on November 18, 2016, and terminated our existing bank credit agreement that was scheduled to expire in April 2012.  Consistent with the previous agreement, the new agreement’s most restrictive covenant requires our ratio of consolidated EBITDA (as defined in the agreement) to consolidated interest expense to be at least 3 to 1.

Item 2.  Management’s Discussion and Analysis of Financial Condition
             and Results of  Operations

You should read the following discussion and analysis along with our 2011 Annual Report. Note that the results of operations for the six months ended October 31, 2011, do not necessarily indicate what our operating results for the full fiscal year will be.  In this Item, “we,” “us,” and “our” refer to Brown-Forman Corporation.

Important Information on Forward-Looking Statements:

This report contains statements, estimates, and projections that are "forward-looking statements" as defined under U.S. federal securities laws. Words such as “aim,” “anticipate,” “aspire,” “believe,” “envision,” “estimate,” “expect,” “expectation,” “intend,” “may,” “plan,” “potential,” “project,” “pursue,” “see,” “will,” “will continue,” and similar words identify forward-looking statements, which speak only as of the date we make them. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.  By their nature, forward-looking statements involve risks, uncertainties and other factors (many beyond our control) that could cause our actual results to differ materially from our historical experience or from our current expectations or projections. These risks and other factors include, but are not limited to:

•
declining or depressed global or regional economic conditions; political, financial, or credit or capital market instability; supplier, customer or consumer credit or other financial problems; bank failures or governmental debt defaults

•	failure to develop or implement effective business and brand strategies and innovations, including route-to-consumer, and marketing and promotional activity
•	unfavorable trade or consumer reaction to our new products, product line extensions, or changes in formulation, packaging or pricing
•	inventory fluctuations in our products by distributors, wholesalers, or retailers
•
competitors’ pricing actions (including price reductions, promotions, discounting, couponing or free goods), marketing, category expansion, product introductions, entry or expansion in our geographic markets, or other competitive activities

•
declines in consumer confidence or spending, whether related to the economy (such as austerity measures, tax increases, high fuel costs, or higher unemployment), wars, natural or other disasters, weather, pandemics, security concerns, terrorist attacks or other factors

•
changes in tax rates (including excise, sales, VAT, tariffs, duties, corporate, individual income, dividends, capital gains) or in related reserves, changes in tax rules (e.g., LIFO, foreign income deferral, U.S. manufacturing and other deductions) or accounting standards, or other restrictions affecting beverage alcohol, and the unpredictability and suddenness with which they can occur

•
governmental or other restrictions on our ability to produce, import, sell, price, or market our products, including advertising and promotion in either traditional or new media; regulatory compliance costs

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
Second Quarter Fiscal 2012 Compared to Second Quarter Fiscal 2011

A summary of our operating performance (dollars expressed in millions, except per share amounts) is presented below.
	Three Months Ended
	October 31,
	2010	2011	Change
Net sales	$905.7	$1,013.7	12%
Excise taxes	207.3	232.6	12%
Cost of sales	239.6	279.2	16%
Gross profit	458.8	501.9	9%
Advertising expenses	93.5	106.7	14%
Selling, general, and administrative expenses	132.9	146.8	10%
Amortization expense	1.3	1.3
Other (income) expense, net	(3.9)	0.8
Operating income	235.0	246.3	5%
Interest expense, net	6.1	7.1
Income before income taxes	228.9	239.2	5%
Income taxes	74.9	81.6
Net income	154.0	157.6	2%

Gross margin	50.7%	49.5%
Operating margin	25.9%	24.3%

Effective tax rate	32.7%	34.1%

Earnings per share:
Basic	$1.06	$1.10	4%
Diluted	1.05	1.09	4%

On a reported basis, net sales for the three months ended October 31, 2011 were $1,013.7 million, up $108.0 million, or 12%, compared to the same prior year period.  Growth in the quarter was fueled by an increase in underlying net sales and higher estimated net trade inventory levels.  These factors were only partially offset by lower sales related to the Hopland-based wine business, which was sold to Vina Concha y Toro S.A. in April 2011.  The following table shows the major factors influencing the change in net sales for the quarter:

Change vs. Prior Period
• Underlying change1 in net sales	10%
• Estimated net change in trade inventories2	3%
• Sale of Hopland-based wine business3	(1%)
Reported change in net sales	12%

The primary factor contributing to our underlying growth in net sales for the quarter was the strong performance of the Jack Daniel’s Family of Brands, reflecting higher demand for Jack Daniel's Tennessee Whiskey globally, the introduction of Jack Daniel's Tennessee Honey in the U.S. that began in late fiscal 2011, and the expansion of Gentlemen Jack, Jack Daniel’s Single Barrel, and ready-to-drink (RTD) products outside the U.S.  Net sales gains for several brands, including Finlandia, el Jimador, Herradura, New Mix, and Woodford Reserve, also contributed to the growth in underlying net sales for the quarter.  Southern Comfort and Canadian Mist experienced declines in net sales.  On a geographic basis, the majority of our markets around the world experienced growth in underlying net sales for the quarter, including such countries as Mexico, Germany, France, Australia, Russia, the U.K., the U.S. and Brazil.  A few countries, including Spain and Israel registered lower net sales for the quarter.

Cost of sales for the three months ended October 31, 2011 was $279.2 million, an increase of $39.6 million, or 16%, compared to the same period a year ago.  Foreign exchange adversely affected cost of sales by $4.2 million.  Growth in sales volumes, higher input costs (including corn and glass), and an increase in fuel costs also contributed cost of sales increase for the quarter.  We expect these costs to increase at about this same rate for the balance of the year.  Additionally, the transition services agreement with the buyer of Fetzer Vineyards (which included Fetzer winery, bottling facility and vineyards, as well as the Fetzer brand and other Hopland, California based wines) resulted in higher costs compared to the same period last year.  This trend is expected to end with the expiration of the agreement on December 31, 2011.  The following table highlights the major increases in costs for the second quarter:

Change vs. Prior Period
• Volume growth	10%
• Foreign exchange4	2%
• Cost increases (e.g., corn, glass, fuel)	2%
• Sale of Hopland-based wine business	2%
Reported change in cost of sales	16%

Gross profit for the three months ended October 31, 2011 was $501.9 million, an increase of $43.1 million, or 9%, compared to the second quarter of last year.  Gross profit was hurt by the reduction in gross profit associated with the Hopland-based wine business sale and foreign exchange, but was helped by underlying growth in gross profit and an increase in estimated net trade inventories. The same factors that drove the increase in underlying net sales for the quarter also contributed to the underlying growth in gross profit for the same period.  Similarly, the same factors that contributed to the increase in cost of goods for the quarter accounted for the partial offset to the underlying growth in net sales for the three month period.  The higher cost of sales also was the primary factor driving gross margin to 49.5% from 50.7% in the prior year period.

The following table shows the major factors influencing the change in gross profit for the quarter:

Change vs. Prior Period
• Underlying change in gross profit	10%
• Estimated net change in trade inventories	4%
• Foreign exchange	(2%)
• Sale of Hopland-based wine business	(3%)
Reported change in gross profit	9%

Advertising expenses increased $13.2 million, or 14%, for the three months ended October 2011.  Higher investments we made to support the introduction of line extensions (e.g., Jack Daniel’s Tennessee Honey in the U.S., the expansion of Jack Daniel’s RTD products in several markets, Southern Comfort Fiery Pepper in the U.S., Finlandia ready-to-drinks in Mexico) and to support various brand geographic combinations we believe provide the highest growth potential in the current environment.   We continued to strive to optimize our mix of total brand investment by reallocating resources among brands, geographies, and channels to effectively and efficiently reach consumers around the world.  We expect to remain flexible in directing brand spending and resources to activities that we believe will support the business in the current environment while positioning our company for long-term growth.

Selling, general and administrative expenses increased $13.9 million, or 10%, for the quarter, reflecting higher costs associated with new operations in certain countries, a weaker U.S. dollar, inflation on salary and related expenses, investments in infrastructure in Asia, and timing related items.

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

4 Refers to net gains and losses incurred by the company relating to sales and purchases in currencies other than the U.S. dollar.  We use the measure to understand the growth of the business on a constant dollar basis, as fluctuations in exchange rates can distort the underlying growth of our business (both positively and negatively).  To neutralize the effect of foreign exchange fluctuations, we have translated current year results at prior year rates.  We believe it is important to separately identify the impact that foreign exchange has on each major line item of our consolidated statement of operations.

Operating income of $246.3 million increased $11.3 million, or 5%, for the three months ended October 31, 2011 compared to the same period last year.  Operating income benefited from the underlying growth in our business and an increase in estimated trade inventory levels.  Operating income was hurt by foreign exchange, which decreased operating income by approximately $14 million, and the reduction in profits associated with the Hopland-based wine business, which was sold in April 2011.  The underlying growth in operating income was driven by higher volumes, which also accounted for the increase in both underlying net sales and gross profit.  A planned increase in operating expenses (advertising expenses plus selling general and administrative expenses) only partially offset these gains.  The following table highlights the major factors influencing the change in operating income for the quarter:

Change vs. Prior Period
• Underlying change in operating income	9%
• Estimated net change in trade inventories	6%
• Sale of Hopland-based wine business	(4%)
• Foreign exchange	(6%)
Reported change in operating income	5%

Net interest expense increased by $1.0 million compared to a year ago reflecting higher long term debt offset partially by lower short term borrowings and additional swaps to a floating rate on our bonds due 2014.

The effective tax rate in the quarter was 34.1% compared to 32.7% reported in the second quarter of fiscal 2011.  The increase in our effective tax rate was primarily driven by the recognition of additional tax expense related to discrete items arising in the quarter and the absence of the tax benefit of certain amortization..

Reported diluted earnings per share of $1.09 for the quarter increased 4% from the $1.05 earned in the same prior year period.  Diluted earnings per share performance in the quarter was helped by the underlying growth in operating income, an increase in estimated trade inventory levels, and a reduction in the number of shares outstanding.  Foreign exchange, higher net interest expense, and an increase in the effective tax rate only partially offset the factors that increased earnings.

Results of Operations:
Six Months Fiscal 2012 Compared to Six Months Fiscal 2011

A summary of our operating performance (dollars expressed in millions, except per share amounts) is presented below.
	Six Months Ended
	October 31,
	2010	2011	Change
Net sales	$1,650.6	$1,854.0	12%
Excise taxes	382.8	438.1	14%
Cost of sales	430.2	496.7	15%
Gross profit	837.6	922.2	10%
Advertising expenses	169.8	197.5	16%
Selling, general, and administrative expenses	264.9	285.9	8%
Amortization expense	2.5	2.5
Other (income) expense, net	(7.3)	4.1
Operating income	407.7	432.2	6%
Interest expense, net	12.4	14.2
Income before income taxes	395.3	418.0	6%
Income taxes	129.9	142.4
Net income	265.4	275.6	4%

Gross margin	50.7%	49.7%
Operating margin	24.7%	23.3%

Effective tax rate	32.9%	34.1%

Earnings per share:
Basic	$1.81	$1.91	6%
Diluted	1.80	1.90	5%

On a reported basis, net sales for the six months ended October 31, 2011 were $1,854.0, up $203.4 million, or 12%, compared to the same prior year period.  Underlying growth in net sales and foreign exchange, the latter of which improved net sales by approximately $51 million, fueled the growth in reported net sales for the first six months of the fiscal year.  Reported net sales also benefitted from higher estimated net trade inventory levels, reflecting advanced buying ahead of anticipated price increases in several markets, the timing of promotional activities, and pipeline fill associated with product innovations.

Change vs. Prior Period
• Underlying change in net sales	9%
• Foreign exchange	3%
• Estimated net change in trade inventories	1%
• Sale of Hopland-based wine business	(1%)
Reported change in net sales	12%

The primary factor contributing to our underlying growth in net sales for the six months was the strong performance of the Jack Daniel’s Family of Brands, reflecting the introduction of Jack Daniel's Tennessee Honey in the U.S., the acceleration in the growth for Jack Daniel's Tennessee Whiskey globally, and the international expansion of Gentleman Jack, Jack Daniel’s Single Barrel, and Jack Daniel’s RTD products.  The net sales performance for our other brands was mixed, as net sales gains for several brands including Finlandia, Herradura, Woodford Reserve, and New Mix were partially offset by declines for some brands including Southern Comfort, Canadian Mist, and Korbel.  On a geographic basis, several markets including the U.S., Germany, Mexico, Russia, the U.K., Turkey, and France contributed to the underlying growth in net sales for the six months, while declines were experienced in Spain and Poland.

The following discussion highlights net sales and depletion5 results in the first six months for several brands compared to the same prior period:

•
Jack Daniel’s Family of Brands depletions, as well as both reported and constant currency6 net sales, grew double-digits for the first six months, fueled in part by the introduction of Jack Daniel’s Tennessee Honey and the broad based growth of Jack Daniel’s Tennessee Whiskey around the world.  Gentleman Jack and Jack Daniel’s Single Barrel benefitted from continued expansion in markets outside the U.S.

•
Jack Daniel’s RTD brands registered double-digit growth in net sales on both a reported and constant currency basis, as the various expressions benefitted from strong volumetric gains in Germany, Mexico, and the U.K. and from geographic expansion into other markets including Poland, Japan, and South Africa.

•
Finlandia net sales grew double-digits on a reported basis and high single-digits on a constant currency basis, while depletions grew low single-digits.  The increase is largely driven by Russia reflecting higher shipments (which are outpacing depletions) in advance of the holiday business coupled with soft comparisons to a year ago resulting from some disruptions following a distributor change.

•
Southern Comfort Family of Brands global net sales declined in the mid single-digits during the six months on both a reported basis and constant currency basis driven largely by depletion declines for the parent brand in the brand’s largest market, the U.S.  We believe this brand’s performance continued to be adversely affected by increased competition from flavored whiskeys, flavored vodkas, and spiced rums, particularly those consumed in the more traditional shot occasion.  There are a number of initiatives underway that we expect to improve the trends for the Southern Comfort trademark including the recent launch of Pepper in the U.S. and the expansion of Lime into international markets.

•
el Jimador experienced low single-digit gains in depletions and reported net sales.  Constant currency net sales were flat due to additional promotional activity in the competitive price category for this brand in both the U.S. and Mexico.

Cost of sales for the six months ended October 31, 2011 increased $66.5 million, or 15%, compared to the same period a year ago.  Cost of sales was hurt $8.4 million by foreign exchange.  Growth in sales volume, higher input costs, including corn and glass, and an increase in fuel costs also contributed to the growth in cost of sales for the period. We expect these costs to increase at about this same rate for the balance of the year.  Additionally, the transition services agreement with the buyer of Fetzer Vineyards (which included Fetzer winery, bottling facility and vineyards, as well as the Fetzer brand and other Hopland, California based wines) resulted in higher costs compared to the same period last year.  This trend is temporary and expected to end with the expiration of the agreement on December 31, 2011.  The following table highlights the major increases in costs through October:

Change vs. Prior Period
• Volume growth	9%
• Foreign exchange	2%
• Cost increases (e.g., corn, glass, fuel)	2%
• Sale of Hopland-based wine business	2%
Reported change in cost of sales	15%

Gross profit increased $84.6 million, or 10% for the six month period.  Gross profit was hurt by a reduction in gross profit associated with the Hopland-based wine business sale and was helped by underlying growth in gross profit, foreign exchange, and an increase in estimated net trade inventory levels. The same factors that drove the increase in underlying net sales for the six months also contributed to the underlying growth in gross profit for the same period.  Similarly, the same factors that contributed to the increase in cost of goods through October partially offset the underlying growth in net sales for the six month period.  The higher cost of sales and a significantly lower gross margin earned from the Hopland-based wine business this year which is reducing gross margin by 0.7 percentage point, were the primary factor driving gross margin of 49.7% down from 50.7% in the prior year period.  We expect to evaluate the potential for price increases over the next six to 12 months in part to offset the cost of sales increases we have absorbed during the economic downturn.

The following table shows the major factors influencing the change in gross profit for the quarter:

Change vs. Prior Period
• Underlying change in gross profit	8%
• Estimated net change in trade inventories	2%
• Foreign exchange	2%
• Sale of Hopland-based wine business	(2%)
Reported change in gross profit	10%

Advertising expenses increased $27.7 million, or 16%, for the six month period on a reported basis.  A weaker U.S. dollar increased advertising expense by nearly $6 million.  Excluding foreign exchange, advertising expense increased 13% due largely to support the introduction of line extensions (notably Jack Daniel’s Tennessee Honey in the U.S., Jack Daniel’s & Soda in Japan, Jack Daniel’s RTD geographic expansions, Southern Comfort Fiery Pepper in the U.S., and Finlandia ready-to-drink in Mexico).  We expect advertising expenses relative to the prior year to continue to grow but a more moderate rate over the balance of the fiscal year.  We continue to strive to optimize our mix of total brand investment by reallocating resources among brands, geographies, and channels that we believe enables us to effectively and efficiently reach consumers around the world.  We expect to remain flexible in directing brand spending and resources to activities that support the business in the current environment while positioning our company for long-term growth.

Selling, general and administrative expenses increased $21.0 million, or 8%, compared to the first half of last fiscal year, reflecting higher costs associated with route-to-consumer changes  in certain countries, a weaker U.S. dollar, inflation on salary and related expenses, investments in infrastructure in Asia, and timing related items (such as moving expenses).

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

Operating income increased $24.5 million, or 6%, compared to the same period last year. Operating income benefited from the underlying growth in our business and an increase in estimated trade inventory levels.  Operating income was hurt by foreign exchange and a reduction in profits associated with the Hopland-based wine business which was sold in April 2011.  The underlying growth in operating income was driven by higher volumes which drove the increase in both underlying net sales and gross profit.  A planned increase in operating expenses (advertising expenses plus selling general and administrative expenses) only partially offset these gains.  The following table highlights the major factors influencing the change in operating income for the first six months of the fiscal year:

Change vs. Prior Period
• Underlying change in operating income	8%
• Estimated net change in trade inventories	5%
• Foreign exchange	(2%)
• Sale of Hopland-based wine business	(5%)
Reported change in operating income	6%

Net interest expense increased by $1.8 million compared to a year ago reflecting higher long term debt offset partially by lower short term borrowings and additional swaps to a floating rate on our bonds due 2014.

The effective tax rate for the first half of the year was 34.1% compared to 32.9% reported in the first half of fiscal 2011.  The increase in our effective tax rate was primarily driven by the recognition of additional tax expense related to discrete items arising in the second quarter, including the absence of the tax benefit of certain amortization.

Reported diluted earnings per share of $1.90 for the first six months increased 5% from the $1.80 earned in the same prior year period. The same factors that boosted the increase in operating income also contributed to the gain in earnings per share.  In addition, earnings per share benefitted from a reduction in the number of shares outstanding.  Higher net interest expense and an increase in the effective tax rate only partially offset these factors.

Full-Year Outlook

We have adjusted our fiscal 2012 full-year earnings outlook to a range of $3.45 to $3.70 per diluted share.  While we expect the strong underlying performance seen in the first half of our fiscal year to continue in the second half, we also anticipate reported results to be adversely affected by a stronger U.S. dollar.  In addition, we remain cautious about the uncertainties in the global macro environment, particularly with respect to the eurozone and foreign exchange, and the potential effect on our full year earnings.

Liquidity and Financial Condition

Cash and cash equivalents declined $187.0 million during the six months ended October 31, 2011, compared to a decrease of $75.9 million during the same period last year.  Cash provided by operations was $155.5 million, down from $177.8 million for the same period last year, reflecting a higher seasonal increase in working capital, offset partially by higher earnings (excluding non-cash items).  Cash used for investing activities increased from last year by $22.4 million, largely reflecting last year’s receipt of $12.1 million in proceeds from the sale of property, plant, and equipment and this year’s acquisition of the Maximus brand name for $7.2 million (including transaction costs).  Cash used for financing activities was $53.4 million more than last year, primarily reflecting a $109.5 million increase in share repurchases, offset partially by a $60.8 million increase in net proceeds from debt.  The impact on cash and cash equivalents as a result of exchange rate changes was a decline of $11.2 million for the six months ended October 31, 2011, compared to an increase of $1.8 million for the same period last year.

We have access to several liquidity sources to supplement our cash flow from operations.  Our commercial paper program, supported by our recently-executed bank credit facility, continues to fund our short-term credit needs.  We could also satisfy our liquidity needs by drawing on our $800.0 million bank credit facility (currently unused).  This facility expires November 18, 2016.  Under extreme market conditions, one or more participating banks may not be able to fully fund this credit facility.  While we are alert to this uncertainty, we believe the banking market has improved considerably.  Also, we believe that the markets for investment-grade bonds and private placements are very accessible and provide a source of long-term financing that, in addition to our cash flow from operations, we could use to meet any additional liquidity needs.

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

We believe our current liquidity position is strong and sufficient to meet all of our financial commitments for the foreseeable future. Under the terms of our newly-executed $800.0 million bank credit facility, the most restrictive covenant requires our ratio of consolidated EBITDA (as defined in the agreement) to consolidated interest expense to be at least 3 to 1. At October 31, 2011, with a ratio of 30 to 1, we were within the covenant’s parameters.

As of October 31, 2011, we have total cash and cash equivalents of $380.1 million.  Of this amount, $143.6 million is held by certain foreign subsidiaries whose earnings we expect to permanently reinvest outside of the United States.  We do not expect to need the cash generated by those foreign subsidiaries to fund our domestic operations.  However, in the unforeseen event that we repatriate cash from those foreign subsidiaries, we would be required to provide for and pay U.S. taxes on permanently repatriated funds.

As we announced on March 25, 2011, our Board of Directors authorized us to repurchase up to $250.0 million of our outstanding Class A and Class B common shares through November 30, 2011, subject to market and other conditions. Under this program, we repurchased a total of 3,372,477 shares (306,309 of Class A and 3,066,168 of Class B) for approximately $234.0 million.  The average repurchase price per share, including broker commissions, was $69.05 for Class A and $69.43 for Class B.

On November 17, 2011, our Board of Directors approved a regular quarterly cash dividend of $0.35 per share on Class A and Class B common stock, representing a dividend per share increase of 9.4%.  The dividend will be paid on December 27, 2011 to stockholders of record as of December 6, 2011.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about shares of our common stock that we repurchased during the quarter ended October 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 1, 2011 – August 31, 2011	1,041,042	$68.92	1,041,042	$144,900,000
September 1, 2011 – September 30, 2011	1,298,916	$69.05	1,298,916	$55,200,000
October 1, 2011 – October 31, 2011	516,502	$70.25	516,502	$19,000,000
Total	2,856,460	$69.22	2,856,460

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
101
The following materials from Brown-Forman Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (a) Condensed Consolidated Statements of Operations, (b) Condensed Consolidated Balance Sheets, (c) Condensed Consolidated Statements of Cash Flows, and (d) Notes to the Condensed Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN-FORMAN CORPORATION
(Registrant)

Date: December 8, 2011	By:	/s/ Donald C. Berg
Donald C. Berg
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)