Form 10-Q
period 2012-01-31
BROWN FORMAN CORP
filed 2012-03-08
CIK 14693

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JANUARY 31, 2012

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
Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐     No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  February 29, 2012
Class A Common Stock ($.15 par value, voting)	56,258,165
Class B Common Stock ($.15 par value, nonvoting)	85,754,553

 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2012	2011	2012
Net sales	$962.4	$959.0	$2,613.0	$2,813.1
Excise taxes	254.4	257.4	637.2	692.5
Cost of sales	244.5	250.7	674.7	747.4
Gross profit	463.5	450.9	1,301.1	1,373.2
Advertising expenses	96.8	98.8	266.7	296.3
Selling, general, and administrative expenses	142.3	148.0	407.2	433.9
Amortization expense	1.3	0.8	3.8	3.4
Other (income) expense, net	(2.4)	(2.9)	(9.7)	1.3
Operating income	225.5	206.2	633.1	638.3
Interest income	0.6	0.6	1.7	2.1
Interest expense	7.5	7.9	20.9	23.6
Income before income taxes	218.6	198.9	613.9	616.8
Income taxes	77.9	65.8	207.8	208.1
Net income	$140.7	$133.1	$406.1	$408.7

Earnings per share:
Basic	$0.97	$0.94	$2.78	$2.85
Diluted	$0.96	$0.93	$2.77	$2.83

Cash dividends per common share:
Declared	$1.64	$0.70	$2.24	$1.34
Paid	$1.32	$0.35	$1.92	$0.99

 See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions)

	April 30,	January 31,
	2011	2012
Assets
Cash and cash equivalents	$567.1	$494.9
Accounts receivable, less allowance for doubtful accounts of $17.8 and $10.2 at April 30 and January 31, respectively	495.9	568.7
Inventories:
Barreled whiskey	330.1	363.2
Finished goods	149.7	151.9
Work in process	119.8	115.2
Raw materials and supplies	47.1	53.9
Total inventories	646.7	684.2

Current deferred tax assets	48.2	24.2
Other current assets	217.9	181.1
Total current assets	1,975.8	1,953.1

Property, plant and equipment, net	393.4	385.3
Goodwill	625.4	616.6
Other intangible assets	670.1	667.7
Deferred tax assets	11.8	9.9
Other assets	35.6	43.8
Total assets	$3,712.1	$3,676.4

Liabilities
Accounts payable and accrued expenses	$411.5	$390.8
Dividends payable	--	49.7
Accrued income taxes	31.9	20.3
Current deferred tax liabilities	8.5	6.8
Short-term borrowings	--	5.0
Current portion of long-term debt	254.9	253.0
Total current liabilities	706.8	725.6

Long-term debt	504.5	503.5
Deferred tax liabilities	149.6	173.4
Accrued pension and other postretirement benefits	203.3	173.5
Other liabilities	87.5	65.7
Total liabilities	1,651.7	1,641.7

Commitments and contingencies

Stockholders’ Equity
Common stock:
Class A, voting
(57,000,000 shares authorized; 56,964,000 shares issued)	8.5	8.5
Class B, nonvoting
(100,000,000 shares authorized; 99,363,000 shares issued)	14.9	14.9
Additional paid-in capital	55.3	53.0
Retained earnings	2,710.0	2,927.0
Accumulated other comprehensive loss, net of tax	(130.0)	(160.9)
Treasury stock, at cost (11,337,000 and 14,315,000
shares at April 30 and January 31, respectively)	(598.3)	(807.8)
Total stockholders’ equity	2,060.4	2,034.7
Total liabilities and stockholders’ equity	$3,712.1	$3,676.4

See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Nine Months Ended
	January 31,
	2011	2012
Cash flows from operating activities:
Net income	$406.1	$408.7
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	42.9	37.7
Gain on sale of property, plant, and equipment	(1.5)	--
Stock-based compensation expense	6.0	6.5
Deferred income taxes	65.5	36.0
Changes in assets and liabilities	(119.5)	(147.2)
Cash provided by operating activities	399.5	341.7

Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	12.1	--
Additions to property, plant, and equipment	(26.5)	(31.1)
Acquisition of brand names and trademarks	--	(7.2)
Computer software expenditures	(2.4)	(2.6)
Cash used for investing activities	(16.8)	(40.9)

Cash flows from financing activities:
Net change in short-term borrowings	(187.3)	5.0
Repayment of long-term debt	(2.1)	(2.1)
Proceeds from long-term debt	248.4	--
Debt issuance costs	(1.8)	--
Net payments related to exercise of stock-based awards	(6.4)	(7.1)
Excess tax benefits from stock-based awards	8.6	7.9
Acquisition of treasury stock	(118.3)	(219.1)
Dividends paid	(279.5)	(142.0)
Cash used for financing activities	(338.4)	(357.4)

Effect of exchange rate changes on cash and cash equivalents	2.7	(15.6)

Net increase (decrease) in cash and cash equivalents	47.0	(72.2)

Cash and cash equivalents, beginning of period	231.6	567.1

Cash and cash equivalents, end of period	$278.6	$494.9

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

2.         Inventories

We use the last-in, first-out (“LIFO”) method to determine the cost of most of our inventories.  If the LIFO method had not been used, inventories at current cost would have been $203.5 million higher than reported as of April 30, 2011, and $214.7 million higher than reported as of January 31, 2012.  Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

3.         Income Taxes

Our consolidated quarterly effective tax rate is based upon our expected annual operating income, statutory tax rates, and income tax laws in the various jurisdictions in which we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. The effective tax rate of 33.7% for the nine months ended January 31, 2012, is based on an expected tax rate of 33.4% on ordinary income for the full fiscal year, the recognition of additional tax expense related to discrete items arising during the period, and interest on previously provided tax contingencies.  Our expected tax rate includes current fiscal year additions for existing tax contingency items.

We believe it is reasonably possible that there may be a net decrease in our gross unrecognized tax benefits of $9.3 million in the next twelve months as a result of tax positions taken in the current period, expirations of statutes of limitations and settlements with taxing authorities.

We file income tax returns in the United States, including several state and local jurisdictions, as well as in several other countries in which we conduct business. The major jurisdictions and their earliest fiscal years that are currently open for tax examinations are 2004 in the United States, 2008 in Australia, Ireland and Italy, 2006 in Poland, 2005 in Finland, 2003 in the U.K., and 2002 in Mexico. Audits of our fiscal 2008, 2009, and 2010 U.S. federal tax returns commenced during fiscal 2011. The audit of our fiscal 2011 return commenced during fiscal 2012. In addition, we are participating in the Internal Revenue Service’s Compliance Assurance Program for our fiscal 2012 tax year.

4.         Earnings Per Share

We calculate basic earnings per share by dividing net income available to common stockholders by the weighted average number of all unrestricted common shares outstanding during the period.  Diluted earnings per share further includes the dilutive effect of stock options, stock-settled stock appreciation rights (“SSARs”), restricted stock units (“RSUs”), and deferred stock units (“DSUs”).  We calculate that dilutive effect using the “treasury stock method” (as defined by GAAP).

We have granted restricted shares of common stock to certain employees as part of their compensation.  Certain restricted shares contain non-forfeitable rights to dividends declared on common stock.  As a result, these restricted shares are considered participating securities in the calculation of earnings per share.

The following table presents information concerning basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions, except per share amounts)	2011	2012	2011	2012
Net income	$140.7	$133.1	$406.1	$408.7
Income allocated to participating securities (restricted shares)	(0.1)	--	(0.4)	(0.1)
Net income available to common stockholders	$140.6	$133.1	$405.7	$408.6

Share data (in thousands):
Basic average common shares outstanding	145,061	141,928	145,787	143,317
Dilutive effect of stock options, SSARs, RSUs, and DSUs	979	1,072	883	1,029
Diluted average common shares outstanding	146,040	143,000	146,670	144,346

Basic earnings per share	$0.97	$0.94	$2.78	$2.85
Diluted earnings per share	$0.96	$0.93	$2.77	$2.83

SSARs for approximately 403,000 common shares and 387,000 common shares were excluded from the calculation of diluted earnings per share for the three months ended January 31, 2011 and 2012, respectively.  SSARs for approximately 413,000 common shares and 388,000 common shares were excluded from the calculation of diluted earnings per share for the nine months ended January 31, 2011 and 2012, respectively.  The SSARs were excluded because they were not dilutive for those periods under the treasury stock method.

5.         Other Intangible Assets

On June 30, 2011, we acquired the trademarks and related intellectual property rights (“brand name”) to Maximus Vodka for $7.2 million (including transaction costs).  We consider this brand name to have an indefinite life.

6.         Dividends Per Share

On January 24, 2012, our Board of Directors declared a regular quarterly cash dividend of $0.35 per share on Class A and Class B Common Stock. The dividend will be paid on April 2, 2012 to stockholders of record as of March 5, 2012. Including that amount, we declared total dividends of $1.34 per share during the nine months ended January 31, 2012.

We declared total dividends of $2.24 per share on Class A and Class B common stock during the nine months ended January 31, 2011.  That amount consisted of regular cash dividends of $1.24 per share and a special cash dividend of $1.00 per share.

7.         Contingencies

We operate in a litigious environment, and we are sued in the normal course of business.  Sometimes plaintiffs seek substantial damages.  Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate.  We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe these loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity.  No material accrued loss contingencies are recorded as of January 31, 2012.

8.         Pension and Other Postretirement Benefits

The following table shows the components of the pension and other postretirement benefit expense recognized for our U.S. benefit plans during the periods covered by this report. Information about similar international plans is not presented due to immateriality.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions)	2011	2012	2011	2012
Pension Benefits:
Service cost	$3.9	$4.0	$11.7	$12.0
Interest cost	8.3	8.5	25.0	25.5
Expected return on plan assets	(9.1)	(10.0)	(27.2)	(30.3)
Amortization of:
Prior service cost	0.2	0.2	0.7	0.7
Net actuarial loss	4.7	4.8	14.0	14.5
Net expense	$8.0	$7.5	$24.2	$22.4

Other Postretirement Benefits:
Service cost	$0.3	$0.4	$1.0	$1.1
Interest cost	0.8	0.7	2.4	2.3
Amortization of:
Prior service cost	--	0.2	--	0.4
Net actuarial loss	--	--	0.1	--
Net expense	$1.1	$1.3	$3.5	$3.8

9.         Comprehensive Income

Comprehensive income is a broad measure of the effects of all transactions and events (other than investments by or distributions to stockholders) that are recognized in stockholders' equity, regardless of whether those transactions and events are included in net income.  The following table adjusts net income for the other items included in the determination of comprehensive income:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions)	2011	2012	2011	2012
Net income	$140.7	$133.1	$406.1	$408.7
Other comprehensive income (loss), net of tax:
Postretirement benefits adjustment	2.6	3.3	8.3	9.9
Foreign currency translation adjustment	1.3	(10.4)	7.0	(54.0)
Net gain (loss) on cash flow hedges	2.2	4.6	(6.6)	13.2
	6.1	(2.5)	8.7	(30.9)
Comprehensive income	$146.8	$130.6	$414.8	$377.8

Accumulated other comprehensive income (loss), net of tax, consisted of the following:

	April 30,	January 31,
(Dollars in millions)	2011	2012
Postretirement benefits adjustment	$(164.5)	$(154.6)
Cumulative translation adjustment	48.1	(5.9)
Unrealized loss on cash flow hedge contracts	(13.6)	(0.4)
	$(130.0)	$(160.9)

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis in the accompanying balance sheet as of January 31, 2012:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets:
Currency derivatives	--	$2.0	--	$2.0
Interest rate swaps	--	3.5	--	3.5

Liabilities:
Commodity derivatives	0.4	--	--	0.4
Currency derivatives	--	4.3	--	4.3

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

We measure some assets and liabilities at fair value on a nonrecurring basis; that is, we do not measure them at fair value on an ongoing basis, but we do adjust them to fair value in certain circumstances (for example, when we determine that an asset is impaired).  The fair values of assets and liabilities measured at fair value on a nonrecurring basis during fiscal 2012 were not material as of January 31, 2012.

11.           Fair Value of Financial Instruments

The fair value of cash, cash equivalents, and short-term borrowings approximates the carrying amount due to the short maturities of these instruments.  We estimate the fair value of long-term debt based on the prices at which our debt has recently traded in the market and considering the overall market conditions on the date of valuation.  We determine the fair value of derivative financial instruments as discussed in Note 10.  As of January 31, 2012, the fair values and carrying amounts of these instruments were as follows:

	Carrying	Fair
(Dollars in millions)	Amount	Value
Assets:
Cash and cash equivalents	$494.9	$494.9
Currency derivatives	2.0	2.0
Interest rate swaps	3.5	3.5

Liabilities:
Commodity derivatives	0.4	0.4
Currency derivatives	4.3	4.3
Short-term borrowings	5.0	5.0
Current portion of long-term debt	253.0	254.0
Long-term debt	503.5	536.9

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

As of January 31, 2012, we had outstanding currency derivatives with a total notional amount of $402.2 million, related primarily to our euro, British pound, and Australian dollar exposures.

We also had outstanding exchange-traded futures and options contracts on approximately five million bushels of corn as of January 31, 2012.  We use these contracts to mitigate our exposure to corn price volatility.  Because we do not designate these contracts as hedges for accounting purposes, we immediately recognize changes in their fair value in earnings.

We manage our interest rate risk with swap contracts.  As of January 31, 2012, we had fixed-to-floating interest rate swaps outstanding with a notional value of $375.0 million with maturities matching those of our bonds.  These swaps are designated as fair value hedges.  The change in fair value of the swaps not related to accrued interest is offset by a corresponding adjustment to the carrying values of the bond.

The following table presents the fair values of our derivative instruments as of January 31, 2012.  The fair values are presented below on a gross basis, while the fair values of those instruments that are subject to master settlement arrangements are presented on a net basis in the accompanying consolidated balance sheet, in conformity with GAAP.

(Dollars in millions)	Classification	Fair value of derivatives in a gain position	Fair value of derivatives in a loss position
Designated as cash flow hedges:
Currency derivatives	Other current assets	$3.4	$(2.3)
Currency derivatives	Other assets	1.7	(0.8)
Currency derivatives	Accrued expenses	1.2	(3.4)
Currency derivatives	Other liabilities	--	(0.7)

Designated as fair value hedges:
Interest rate swaps	Other current assets	1.6	--
Interest rate swaps	Other assets	1.9	--

Not designated as hedges:
Commodity derivatives	Accrued expenses	0.7	(1.1)
Currency derivatives	Accrued expenses	0.1	(1.5)

The following tables present the amounts affecting our consolidated statement of operations for the periods covered by this report:
		Three Months Ended
		January 31,
(Dollars in millions)	Classification	2011	2012
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$1.5	$7.9
Net gain (loss) reclassified from AOCI into income	Net sales	(2.0)	0.5

Interest rate derivatives designated as fair value hedges:
Net gain (loss) recognized in income	Interest expense	0.6	0.7
Net gain (loss) recognized in income*	Other income	0.3	(0.6)
*The effect on the hedged item was an equal but offsetting amount for the periods presented.

Derivatives not designated as hedging instruments:
Currency derivatives – net gain (loss) recognized in income	Net sales	--	5.4
Currency derivatives – net gain (loss) recognized in income	Other income	(0.9)	--
Commodity derivatives – net gain (loss) recognized in income	Cost of sales	2.0	(0.8)

		Nine Months Ended
		January 31,
(Dollars in millions)	Classification	2011	2012
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$(8.3)	$13.7
Net gain (loss) reclassified from AOCI into income	Net sales	2.4	(7.7)

Interest rate derivatives designated as fair value hedges:
Net gain (loss) recognized in income	Interest expense	1.6	2.5
Net gain (loss) recognized in income*	Other income	2.2	(0.1)
*The effect on the hedged item was an equal but offsetting amount for the periods presented.

Currency derivatives designated as net investment hedges:
Net gain (loss) recognized in AOCI	n/a	(0.8)	--

Derivatives not designated as hedging instruments:
Currency derivatives – net gain (loss) recognized in income	Net sales	(4.6)	8.9
Currency derivatives – net gain (loss) recognized in income	Other income	(1.4)	(1.6)
Commodity derivatives – net gain (loss) recognized in income	Cost of sales	7.0	(2.8)

We expect to reclassify $0.8 million of deferred net losses recorded in AOCI as of January 31, 2012, to earnings during the next 12 months.  This reclassification would offset the anticipated earnings impact of the underlying hedged exposures.  The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur.  The maximum term of our contracts outstanding at January 31, 2012 is 24 months.

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

Some of our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained.   If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. As of January 31, 2012, the aggregate fair value of all derivatives with creditworthiness requirements that were in a net liability position was $1.6 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition
             and Results of  Operations

You should read the following discussion and analysis along with our 2011 Annual Report. Note that the results of operations for the nine months ended January 31, 2012, do not necessarily indicate what our operating results for the full fiscal year will be.  In this Item, “we,” “us,” and “our” refer to Brown-Forman Corporation.

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
Third Quarter Fiscal 2012 Compared to Third Quarter Fiscal 2011

A summary of our operating performance (dollars expressed in millions, except per share amounts) is presented below.
	Three Months Ended
	January 31,
	2011	2012	Change
Net sales	$962.4	$959.0	0%
Excise taxes	254.4	257.4	1%
Cost of sales	244.5	250.7	3%
Gross profit	463.5	450.9	(3%)
Advertising expenses	96.8	98.8	2%
Selling, general, and administrative expenses	142.3	148.0	4%
Amortization expense	1.3	0.8
Other (income), net	(2.4)	(2.9)
Operating income	225.5	206.2	(9%)
Interest expense, net	6.9	7.3
Income before income taxes	218.6	198.9	(9%)
Income taxes	77.9	65.8
Net income	140.7	133.1	(5%)

Gross margin	48.2%	47.0%
Operating margin	23.4%	21.5%

Effective tax rate	35.6%	33.1%

Earnings per share:
Basic	$0.97	$0.94	(3%)
Diluted	0.96	0.93	(3%)

On a reported basis, net sales for the three months ended January 31, 2012 were $959.0 million, essentially unchanged compared to the same prior year period.  The increase in underlying net sales for the quarter was offset by lower sales related to the Hopland-based wine business, which was sold to Vina Concha y Toro S.A. in April 2011, foreign exchange, and a reduction in estimated net trade inventory levels (previous period benefitted from advanced buying by the trade in anticipation of price increases in some markets, the timing of promotional activities, and pipeline fill associated with product innovations).  The following table shows the major factors influencing the change in net sales for the quarter:

Change vs. Prior Period
• Underlying change1 in net sales	7%
• Sale of Hopland-based wine business2	(2%)
• Foreign exchange3	(2%)
• Estimated net change in trade inventories4	(3%)
Reported change in net sales	0%

The primary factor contributing to our 7% underlying growth in net sales for the quarter was the strong performance of the Jack Daniel’s Family of Brands, reflecting higher demand for Jack Daniel's Tennessee Whiskey globally, the continued successful introduction of Jack Daniel's Tennessee Honey in the U.S. that began in late fiscal 2011, the expansion of Gentlemen Jack and Jack Daniel’s Single Barrel outside the U.S., and seasonal uplift of a ready-to-pour Jack Daniel’s expression in Germany  – Winter Jack.  Net sales gains were also registered for several other brands during the quarter, including Finlandia, Appleton Rum, Woodford Reserve, and the new Southern Comfort line extension - Fiery Pepper.  Southern Comfort and el Jimador experienced declines in net sales in the third quarter.  On a geographic basis, numerous markets around the world experienced growth in underlying net sales for the quarter, including the U.S., Russia, the U.K., Poland, Spain, Mexico, France, Germany, and Canada.  A few countries, including Australia (driven by difficult comparisons to a prior year period that included advance buy-in by the trade in anticipation of a price increase), Turkey (route-to-consumer change in the quarter), and China experienced a reduction in underlying net sales for the quarter.

1 Underlying change represents the percentage increase or decrease in reported financial results in accordance with generally accepted accounting principles (GAAP) in the United States, exclusive of other items impacting period-over-period results.  We believe presenting the underlying change helps provide transparency to our comparable business performance.

2 Refers to the April 2011 sale of our Hopland, California-based wine business to Vina Concha y Toro S.A.  Included in this sale were the Fetzer winery, bottling facility, and vineyards, as well as the Fetzer brand and other Hopland, California-based wines, including Bonterra, Little Black Dress, Jekel, Five Rivers, Bel Arbor, Coldwater Creek, and Sanctuary.  We believe that excluding the effect of the sale on our operating results from fiscal 2012 year-to-date performance versus the same period in fiscal 2011 provides helpful information in forecasting and planning the growth expectations of the company.

3 Refers to net gains and losses incurred by the company relating to sales and purchases in currencies other than the U.S. dollar.  We use the measure to understand the growth of the business on a constant dollar basis, as fluctuations in exchange rates can distort the underlying growth of our business (both positively and negatively).  To neutralize the effect of foreign exchange fluctuations, we have translated current year results at prior year rates.  We believe it is important to separately identify the impact that foreign exchange has on each major line item of our consolidated statement of operations.

4 Refers to the estimated financial impact of changes in wholesale trade inventories for our brands.  We compute this effect by using our estimated depletion trends and separately identifying trade inventory changes in the variance analysis for our key measures.  Based on the estimated depletions and the fluctuations in trade inventory levels, we then adjust the percentage variances from prior to current periods for our key measures.  We believe it is important to separately identify the impact of this item in order for management and investors to understand the results of our business that can arise from varying levels of wholesale inventories.

Cost of sales for the three months ended January 31, 2012 was $250.7 million, an increase of $6.2 million, or 3%, compared to the same period a year ago.  Foreign exchange favorably affected cost of sales by $4.2 million while a shift in product mix adversely affected cost of sales by $4.0 million for the quarter.  Growth in sales volumes, higher input costs (including corn and glass), and an increase in fuel costs also contributed to the cost of sales increase for the quarter.  We expect these costs to increase at about this same rate for the balance of the year.  Additionally, the transition services agreement with the buyer of Fetzer Vineyards (which included Fetzer winery, bottling facility and vineyards, as well as the Fetzer brand and other Hopland, California based wines) resulted in lower costs compared to the same period last year as the agreement expired on December 31, 2011.  The following table highlights the major increases in costs for the third quarter:

Change vs. Prior Period
• Cost increases (e.g., corn, glass, fuel)	5%
• Volume growth	3%
• Foreign exchange	(1%)
• Sale of Hopland-based wine business	(4%)
Reported change in cost of sales	3%

Gross profit for the three months ended January 31, 2012 was $450.9 million, a decrease of $12.6 million, or 3%, compared to the third quarter of last year. The reduction in estimated net trade inventory levels, less gross profit earned associated with the Hopland-based wine business sale, and foreign exchange more than offset the underlying growth in gross profit. The same factors that drove the increase in underlying net sales for the quarter also contributed to the underlying growth in gross profit for the same period.  Similarly, the same factors that contributed to the increase in cost of goods for the quarter partially offset the underlying growth in net sales for the three month period. The higher cost of sales also was the primary factor driving gross margin to 47.0% from 48.2% in the prior year period.

The following table shows the major factors influencing the change in gross profit for the quarter:

Change vs. Prior Period
• Underlying change in gross profit	6%
• Foreign exchange	(2%)
• Sale of Hopland-based wine business	(3%)
• Estimated net change in trade inventories	(4%)
Reported change in gross profit	(3%)

Advertising expenses increased $2.0 million, or 2%, for the three month period on a reported basis.  A stronger U.S. dollar decreased reported advertising expense by approximately $2.5 million while the sale of the Hopland-based wine business reduced advertising expenses about $2 million.  Excluding foreign exchange and the Hopland-based wine business, advertising expense increased 7% during the quarter reflecting higher investments behind several brands including Jack Daniel’s Tennessee Honey in the U.S., Jack Daniel’s RTD products in several markets, el Jimador, Finlandia, New Mix, Southern Comfort Fiery Pepper in the U.S., and Appleton.  We continued to strive to optimize our mix of total brand investment by reallocating resources among brands, geographies, and channels to effectively and efficiently reach consumers around the world.  We expect to remain flexible in directing brand spending and resources to activities that we believe will support the business in the current environment while positioning our company for long-term growth.

Selling, general and administrative expenses increased $5.7 million, or 4%, for the quarter, largely reflecting inflation on salary and related expenses.

Operating income of $206.2 million decreased $19.3 million, or 9%, for the three months ended January 31, 2012 compared to the same period last year.  Operating income benefited from the underlying growth in our business but was hurt by the decrease in estimated trade inventory levels and the reduction in profits associated with the Hopland-based wine business, which was sold in April 2011.  The underlying growth in operating income was driven by higher volumes and geographic / brand mix shifts, which also drove the increase in both underlying net sales and gross profit.  A planned increase in operating expenses (advertising expenses plus selling general and administrative expenses) only partially offset these gains.  The following table highlights the major factors influencing the change in operating income for the quarter:

Change vs. Prior Period
• Underlying change in operating income	7%
• Other	(1%)
• Sale of Hopland-based wine business	(6%)
• Estimated net change in trade inventories	(9%)
Reported change in operating income	(9%)

Net interest expense increased by $0.4 million compared to a year ago reflecting higher long term debt offset partially by lower short term borrowings and additional swaps to a floating rate on our bonds due 2014.

The effective tax rate in the quarter was 33.1% compared to 35.6% reported in the third quarter of fiscal 2011.  The decrease in our effective tax rate was primarily driven by a reduction in unrecognized tax benefits and settlements in various tax jurisdictions.

Reported diluted earnings per share of $0.93 for the quarter decreased 3% from the $0.96 earned in the same prior year period.  Diluted earnings per share performance in the quarter was helped by the underlying growth in operating income, a reduction in the number of shares outstanding, and a decrease in the effective tax rate.  A reduction in estimated trade inventory levels, the loss of profits associated with the sale of the Hopland-based wine business, and modestly higher net interest expense more than offset these factors.

Results of Operations:
Nine Months Fiscal 2012 Compared to Nine Months Fiscal 2011

A summary of our operating performance (dollars expressed in millions, except per share amounts) is presented below.
	Nine Months Ended
	January 31,
	2011	2012	Change
Net sales	$2,613.0	$2,813.1	8%
Excise taxes	637.2	692.5	9%
Cost of sales	674.7	747.4	11%
Gross profit	1,301.1	1,373.2	6%
Advertising expenses	266.7	296.3	11%
Selling, general, and administrative expenses	407.2	433.9	7%
Amortization expense	3.8	3.4
Other (income) expense, net	(9.7)	1.3
Operating income	633.1	638.3	1%
Interest expense, net	19.2	21.5
Income before income taxes	613.9	616.8	0%
Income taxes	207.8	208.1
Net income	406.1	408.7	1%

Gross margin	49.8%	48.8%
Operating margin	24.2%	22.7%

Effective tax rate	33.8%	33.7%

Earnings per share:
Basic	$2.78	$2.85	2%
Diluted	2.77	2.83	2%

On a reported basis, net sales for the nine months ended January 31, 2012 were $2,813.1, up $200.1 million, or 8%, compared to the same prior year period.  Underlying growth in net sales fueled the growth in reported net sales for the first nine months of the fiscal year.

Change vs. Prior Period
• Underlying change in net sales	8%
• Foreign exchange	1%
• Sale of Hopland-based wine business	(1%)
Reported change in net sales	8%

The primary factor contributing to our underlying growth in net sales for the nine months was the strong performance of the Jack Daniel’s Family of Brands, reflecting the successful introduction of Jack Daniel's Tennessee Honey in the U.S., acceleration in the growth of Jack Daniel's Tennessee Whiskey globally, and the international expansion of Gentleman Jack, Jack Daniel’s Single Barrel, and Jack Daniel’s RTD products.  The underlying net sales performance for our other brands was mixed, as net sales gains for several brands including Finlandia, Woodford Reserve, Herradura, and New Mix were only partially offset by declines for some brands including Southern Comfort, Canadian Mist, and Korbel.  On a geographic basis, several markets including the U.S., Germany, Mexico, Russia, the U.K., France, Brazil, and Turkey contributed to the underlying growth in net sales for the nine months, while declines were experienced in Australia, China, Greece, and Ireland.

The following discussion highlights net sales and depletion5 results in the first nine months for several brands compared to the same prior period:

•
Jack Daniel’s Family of Brands depletions as well as both reported and constant currency6 net sales grew double-digits for the first nine months, fueled in part by the introduction of Jack Daniel’s Tennessee Honey and the broad based growth of Jack Daniel’s Tennessee Whiskey around the world.  Gentleman Jack and Jack Daniel’s Single Barrel benefitted from continued expansion in markets outside the U.S.

•
Jack Daniel’s RTD brands registered double-digit growth in net sales on a reported basis and single-digit growth on a constant currency basis, as the various expressions benefitted from volumetric gains in Germany, Mexico, and the U.K. and from geographic expansion into other markets including Poland, Japan, and South Africa.

•
Finlandia depletions, as well as both reported and constant currency net sales, grew high single-digits for the first nine months.  The increase is largely driven by Russia due in part to soft comparisons to a year ago resulting from disruption following a distributor change, though Poland and several other European markets also contributed to the brand’s depletions and net sales growth.

•
Southern Comfort Family of Brands global net sales declined in the mid single-digits during the nine months on both a reported basis and constant currency basis driven largely by depletion declines for the parent brand in the brand’s largest market, the U.S.  As a result of a number of initiatives recently underway, we have seen some improvement in the depletion and net sales trends for the total trademark in the third quarter.  However, we continue to believe this brand’s performance has been adversely affected by increased competition from flavored whiskeys, flavored vodkas, and spiced rums, particularly those consumed in the more traditional shot occasion.  A number of initiatives are either underway or will be introduced in the coming quarters to further improve the trends for the Southern Comfort trademark including the recent launch of Southern Comfort Pepper in the U.S. and the expansion of Southern Comfort Lime into international markets.

•
el Jimador depletions declined slightly for the first nine months of the fiscal year.  Higher promotional activities in the competitive price category in which the brand plays in both the U.S. and Mexico resulted in net sales on both a report and constant currency basis declining in the mid single-digits for the same period.

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

Cost of sales for the nine months ended January 31, 2012 increased $72.7 million, or 11%, compared to the same period a year ago.  Cost of sales was hurt $3.5 million by foreign exchange.  Growth in sales volume, higher input costs, including corn and glass, and an increase in fuel costs contributed to the growth in cost of sales for the period. We expect these costs to increase at about this same rate for the balance of the year.  Additionally, the transition services agreement with the buyer of Fetzer Vineyards, which also contributed to higher costs compared to prior year, ended on December 31, 2011.  The following table highlights the major increases in costs through January:

Change vs. Prior Period
• Volume growth	7%
• Cost increases (e.g., corn, glass, fuel)	3%
• Foreign exchange	1%
Reported change in cost of sales	11%

Gross profit increased $72.1 million, or 6%, for the nine month period.  Gross profit was hurt by a reduction in gross profit associated with the Hopland-based wine business sale and was helped by underlying growth in gross profit and foreign exchange. The same factors that drove the increase in underlying net sales for the nine months also contributed to the underlying growth in gross profit for the same period.  Similarly, the same factors that contributed to the increase in cost of goods through January partially offset the underlying growth in net sales for the nine month period.  The higher cost of sales and a significantly lower gross margin earned from the Hopland-based wine business this year, were the primary factors driving gross margin of 48.8% down from 49.8% in the prior year period.  We expect to continue to evaluate the potential for price increases in the next several months in part to offset the cost of sales increases we have absorbed during the economic downturn.

The following table shows the major factors influencing the change in gross profit for the first nine months of the fiscal year:

Change vs. Prior Period
• Underlying change in gross profit	8%
• Foreign exchange	1%
• Sale of Hopland-based wine business	(3%)
Reported change in gross profit	6%

Advertising expenses increased $29.6 million, or 11%, for the nine month period on a reported basis due largely to support the introduction of line extensions (notably Jack Daniel’s Tennessee Honey in the U.S., Jack Daniel’s & Soda in Japan, Jack Daniel’s RTD geographic expansions, Southern Comfort Fiery Pepper in the U.S.), Jack Daniel’s Tennessee Whiskey, el Jimador, Finlandia, and agency brands in Mexico and Brazil.  We expect advertising expenses, excluding foreign exchange and the absence of the Hopland based wine business to be flat to up modestly in the final quarter of this fiscal year as we compare against a significant investment in the introduction of Jack Daniel’s Tennessee Honey in last year’s fourth quarter.  We continue to strive to optimize our mix of total brand investment by reallocating resources among brands, geographies, and channels that we believe enables us to effectively and efficiently reach consumers around the world.  We expect to remain flexible in directing brand spending and resources to activities that support the business in the current environment while positioning our company for long-term growth.

Selling, general and administrative expenses increased $26.7 million, or 7%, compared to the first nine months of last fiscal year, reflecting higher costs associated with route-to-consumer changes in certain countries, a weaker U.S. dollar, inflation on salary and related expenses, moving expenses, and investments in infrastructure in Asia.

Operating income increased $5.2 million, or 1%, compared to the same period last year.  Operating income benefited from the underlying growth in our business but was hurt by foreign exchange and a reduction in profits associated with the Hopland-based wine business which was sold in April 2011.  The underlying growth in operating income was driven by higher volumes which drove the increase in both underlying net sales and gross profit.  A planned increase in operating expenses (advertising expenses plus selling general and administrative expenses) only partially offset these gains.  The following table highlights the major factors influencing the change in operating income for the first nine months of the fiscal year:

Change vs. Prior Period
• Underlying change in operating income	8%
• Foreign exchange	(2%)
• Sale of Hopland-based wine business	(5%)
Reported change in operating income	1%

Net interest expense increased by $2.3 million compared to a year ago reflecting higher long term debt offset partially by lower short term borrowings and additional swaps to a floating rate on our bonds due 2014.

The effective tax rate for the first nine months of the year was 33.7% compared to 33.8% reported in the first nine months of fiscal 2011.

Reported diluted earnings per share of $2.83 for the first nine months increased 2% from the $2.77 earned in the same prior year period.  The same factors that boosted the increase in operating income also contributed to the gain in earnings per share.  In addition, earnings per share benefitted from a reduction in the number of shares outstanding.  Higher net interest expense, lower profits earned from the sale of the Hopland based wine business and foreign exchange only partially offset these factors.

Full-Year Outlook

We have narrowed our full-year earnings guidance to a range of $3.50 to $3.65 per diluted share.  We expect our underlying results to continue to be in line with our year-to-date levels for the full fiscal year with high-single digit growth expected for net sales and operating income.

Liquidity and Financial Condition

Cash and cash equivalents declined $72.2 million during the nine months ended January 31, 2012, compared to an increase of $47.0 million during the same period last year.  Cash provided by operations was $341.7 million, down from $399.5 million for the same period last year, due largely to the timing of federal income tax payments.  Cash used for investing activities increased from last year by $24.1 million, largely reflecting last year’s receipt of $12.1 million in proceeds from the sale of property, plant, and equipment and this year’s acquisition of the Maximus brand name for $7.2 million (including transaction costs).  Cash used for financing activities was $19.0 million more than last year, primarily reflecting a $100.8 million increase in share repurchases, a $56.1 million decrease in net proceeds from debt, and a $7.6 million increase in regular cash dividends, offset partially by the non-recurrence of last year’s $145.1 million special cash dividend.  The impact on cash and cash equivalents as a result of exchange rate changes was a decline of $15.6 million for the nine months ended January 31, 2012, compared to an increase of $2.7 million for the same period last year.

We have access to several liquidity sources to supplement our cash flow from operations.  Our commercial paper program, supported by our recently-executed $800.0 million bank credit facility (discussed below), continues to fund our short-term credit needs.  We could also satisfy our liquidity needs by drawing on the bank credit facility (currently undrawn).  Under extreme market conditions, one or more participating banks may not be able to fully fund this credit facility.  We believe that the markets for investment-grade bonds and private placements are very accessible and provide a source of long-term financing that, in addition to our cash flow from operations, we could use to meet any additional liquidity needs.

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

In November 2011, we entered into a new five-year credit agreement with various U.S. and international banks for $800.0 million that will expire on November 18, 2016, and terminated our existing bank credit agreement that was scheduled to expire in April 2012.  Consistent with the previous agreement, the new agreement’s most restrictive covenant requires our ratio of consolidated EBITDA (as defined in the agreement) to consolidated interest expense to be at least 3 to 1.  At January 31, 2012, with a ratio of 29 to 1, we were well within the covenant’s parameters.

As of January 31, 2012, we have total cash and cash equivalents of $494.9 million.  Of this amount, $236.1 million is held by certain foreign subsidiaries whose earnings we expect to permanently reinvest outside of the United States.  We do not expect to need the cash generated by those foreign subsidiaries to fund our domestic operations.  However, in the unforeseen event that we repatriate cash from those foreign subsidiaries, we would be required to provide for and pay U.S. taxes on permanently repatriated funds.

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

On January 24, 2012, our Board of Directors declared a regular quarterly cash dividend of $0.35 per share on Class A and Class B Common Stock. The dividend will be paid on April 2, 2012 to stockholders of record as of March 5, 2012.

As of January 31, 2012, our outstanding debt includes $250.0 million of 5.2% notes that mature on April 1, 2012.  We currently plan to repay these notes with cash.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about shares of our common stock that we repurchased during the quarter ended January 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
November 1, 2011 – November 30, 2011	40,955	$72.87	40,955	--
December 1, 2011 – December 31, 2011	--	--	--	--
January 1, 2012 – January 31, 2012	--	--	--	--
Total	40,955	$72.87	40,955

As we announced on March 25, 2011, our Board of Directors has authorized us to repurchase up to $250.0 million of our outstanding Class A and Class B common shares before December 1, 2011, subject to market and other conditions.  All of the shares presented in the above table were acquired as part of this program.

Item 6.  Exhibits

10(a)
Five-Year Credit Agreement, dated as of November 18, 2011, among Brown-Forman Corporation, certain borrowing subsidiaries and certain lenders party thereto, Barclays Capital as Syndication Agent, Bank of America, N.A. and Citibank, N.A., as Co-Documentation Agents, U.S. Bank National Association, as Administrative Agent, and U.S. Bank NationalAssociation, Barclays Capital, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets, Inc. as Joint Lead Arrangers and Joint Bookrunners, which is incorporated into this report by reference to Brown-Forman Corporation’s Form 8-K filed on November 21, 2011.

31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (not considered to be filed).
101
The following materials from Brown-Forman Corporation’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (a) Condensed Consolidated Statements of Operations, (b) Condensed Consolidated Balance Sheets, (c) Condensed Consolidated Statements of Cash Flows, and (d) Notes to the Condensed Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN-FORMAN CORPORATION
(Registrant)

Date: March 8, 2012	By:	/s/ Donald C. Berg
Donald C. Berg
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)