Form 10-K
period 2012-04-30
BROWN FORMAN CORP
filed 2012-06-27
CIK 14693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 002-26821

BROWN-FORMAN CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	61-0143150
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

850 Dixie Highway Louisville, Kentucky	40210
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (502) 585-1100

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock (voting) $0.15 par value	New York Stock Exchange
Class B Common Stock (nonvoting) $0.15 par value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes  ☑     No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      Yes  ☐     No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☑

The aggregate market value, as of the last business day of the most recently completed second fiscal quarter, of the voting and nonvoting equity held by nonaffiliates of the registrant was approximately $6,600,000,000.

The number of shares outstanding for each of the registrant’s classes of Common Stock on June 18, 2012 was:

Class A Common Stock (voting)	56,297,164
Class B Common Stock (nonvoting)	85,860,986

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Registrant for use in connection with the Annual Meeting of Stockholders to be held July 26, 2012 are incorporated by reference into Part III of this report.

The Business section and other parts of this Annual Report on Form 10-K contain statements, estimates, projections and other information that constitute “forward-looking statements” as defined under U.S. federal securities laws. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions, and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “aim,” “anticipate,” “aspire,” “believe,” “envision,” “estimate,” “expect,” “expectation,” “intend,” “may,” “plan,” “potential,” “project,” “pursue,” “see,” “will,” “will continue,” and similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. We believe that these forward-looking statements are reasonable as and when made; however, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. In addition, forward-looking statements are subject to certain inherent risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part I, “Item 1A. Risk Factors,” which are incorporated herein by reference, and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

Item 1.    Business

Overview

Brown-Forman Corporation (“we,” “us,” or “our” below) was incorporated under the laws of the State of Delaware in 1933, successor to a business founded in 1870 as a partnership and subsequently incorporated under the laws of the Commonwealth of Kentucky in 1901. We primarily manufacture, bottle, import, export, and market a wide variety of alcoholic beverage brands.

For additional information on our business, including the matters described below in this item, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Form 10-K.

Brands

Our principal beverage brands are:

Jack Daniel’s Tennessee Whiskey	Chambord Vodka
Jack Daniel’s Single Barrel	Don Eduardo Tequila
Jack Daniel’s Ready-to-Drinks	Early Times Bourbon
Jack Daniel’s Tennessee Honey	Early Times Kentucky Whisky
Gentleman Jack	el Jimador Tequilas
Southern Comfort	Herradura Tequilas
Southern Comfort Ready-to-Drinks	Korbel California Champagnes*
Southern Comfort Ready-to-Pours	Maximus Vodka
Southern Comfort Lime	New Mix Ready-to-Drinks
Southern Comfort Fiery Pepper	Old Forester Bourbon
Southern Comfort Bold Cherry	Little Black Dress Vodkas
Finlandia Vodka	Collingwood Whisky
Antiguo Tequila	Pepe Lopez Tequilas
Canadian Mist Blended Canadian Whisky	Sonoma-Cutrer Wines
Chambord Liqueur	Tuaca Liqueur
Woodford Reserve Bourbon

*	Represented in the U.S. and other select markets by Brown-Forman

The most important brand in our portfolio is Jack Daniel’s, which is the fifth-largest premium spirits brand and the largest selling American whiskey brand in the world according to volume statistics published in February 2012 by Impact Databank, a well-known trade publication. Our other leading global brands are Finlandia, the sixth-largest selling vodka, Southern Comfort, the third-largest selling liqueur, Canadian Mist, the fourth-largest selling Canadian whisky, and el Jimador, the fourth-largest selling tequila, according to the recently published volume statistics referenced above. We believe the statistics used to rank these products are reasonably accurate.

Strategy

Our strategy is to market high quality products that satisfy the preferences of consumers of legal drinking age and to support those products with extensive international, national, and regional marketing programs. These programs are intended to increase consumer brand recognition and brand loyalty.

Trademarks

We own numerous valuable trademarks that are essential to our business. Registrations of trademarks can generally be renewed indefinitely as long as the trademarks are in use. Through licensing arrangements, we have authorized the use of some of our trademarks on promotional items for the primary purpose of enhancing brand awareness.

Ingredients and Other Supplies

The principal raw materials used in manufacturing and packaging our distilled spirits are corn, rye, malted barley, agave, sugar, glass, cartons, PET (polyethylene terephthalate), labels, and wood for barrels, which are used for storage of whiskey and certain tequilas. The principal raw materials used in liqueurs are neutral spirits, sugar, and wine, while the principal raw materials used in our ready-to-drink products are sugar, neutral spirits, whiskey, tequila, or malt. Currently, none of these raw materials is in short supply, and there are adequate sources from which they may be obtained, but shortages in some of these can occur.

Due to aging requirements, production of whiskeys, certain tequilas, and other distilled spirits is scheduled to meet demand in the future. Accordingly, our inventories may be larger in relation to sales and total assets than would be normal for most other businesses.

The principal raw materials used in the production of wines are grapes, packaging materials and wood for wine barrels. Our grape supply comes from a combination of owned vineyards located in California and external contracts with independent growers; from time to time, our grape costs are adversely affected by weather and other forces that may limit production. We believe that our relationships with our growers are good.

Distribution

We use a variety of distribution models across the globe to deliver our products to our customers. In the United States, we sell our brands either to wholesalers or to state governments that then sell to retail customers and consumers. We own and operate distribution networks in Australia, Brazil, Canada, China, the Czech Republic, Germany, Korea, Mexico, Poland, Taiwan, and Turkey, where we sell our products either directly to retail stores or to wholesalers. In the United Kingdom, we partner with another supplier to sell a combined portfolio of our companies’ brands. In many other markets, including France, Spain, Italy, Russia, and South Africa we rely on others to distribute our brands.

International Markets

Our main international markets include Australia, the United Kingdom, Mexico, Poland, Germany, France, Russia, Canada, Japan, Turkey, Spain, Italy, Czech Republic, South Africa, and Brazil. Our fiscal 2012 net sales by geography were as follows:

United States	42%
Europe	27%
Rest of the world	31%

For information about the Company’s reportable segment and for additional geographic information about net sales and long-lived assets, please refer to Note 15 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report on Form 10-K.

Competition

The distilled spirits industry is highly competitive. We compete against many global, regional, and local brands in a variety of categories of beverage alcohol, but most of our brands compete primarily in the industry’s premium end. We compete based on taste, product quality, brand image, and price — all in response to consumer preferences. While the industry is highly fragmented, other major players include Bacardi Limited, Beam Inc., Constellation Brands, Inc., Davide Campari-Milano S.p.A., Diageo PLC, Pernod Ricard S.A., and Rémy Cointreau S.A.

Regulatory Environment

The Alcohol and Tobacco Tax and Trade Bureau of the United States Treasury Department regulates the wine and spirits industry with respect to production, blending, bottling, sales, advertising, and transportation of industry products. Also, each state regulates the advertising, promotion, transportation, sale, and distribution of such products.

Under federal regulations, bourbon and Tennessee whiskeys must be aged for at least two years in new charred oak barrels. We typically age all of our whiskeys between three and six years. Federal regulations also require that “Canadian” whiskey must be manufactured in Canada in compliance with Canadian laws. Mexican authorities regulate the production of tequilas, which among other specifications, require minimum aging periods for anejo (one year) and reposado (two months) tequilas. We comply with these regulations.

Employees and Executive Officers

As of April 30, 2012, we employed about 4,000 persons, including approximately 200 employed on a part-time or temporary basis. We believe our employee relations are good.

The following persons serve as executive officers of the Company as of June 27, 2012.

Name	Age	Principal Occupation and Business Experience
Paul C. Varga	48

Chairman of the Company since August 2007.

Chief Executive Officer since August 2005.

President and Chief Executive Officer of Brown-Forman Beverages (a division of the Company) from August 2003 to August 2005.

Donald C. Berg	57	Executive Vice President and Chief Financial Officer since May 2008. Senior Vice President and Director of Corporate Finance from July 2006 to May 2008. President of Brown-Forman Spirits Americas from July 2003 to July 2006.
James S. Welch, Jr.	53

Vice Chairman of the Company, Executive Director of Corporate Affairs, Strategy, Diversity, and Human Resources since 2007.

Company Vice Chairman, Executive Director of Corporate Strategy and Human Resources from 2003 to 2007.

Name	Age	Principal Occupation and Business Experience
Mark I. McCallum	57

Executive Vice President and Chief Operating Officer of the Company since May 2009. Executive Vice President and Chief Brands Officer from May 2006 through April 2009. Senior Vice President and Chief Marketing Officer from July 2003 to May 2006.

Kris Sirchio	46	Executive Vice President and Chief Marketing Officer of the Company since November 2009. Global Head, Professional Products, Syngenta AG from October 2004 to September 2009.
Matthew E. Hamel	52

Executive Vice President, General Counsel, and Secretary since October 2007. Associate General Counsel and Vice President, Law, of the Enterprise Media Group of Dow Jones & Company, Inc., from December 2006 to October 2007. Vice President, General

Counsel and Secretary of Dow Jones Reuters Business Interactive LLC (d/b/a Factiva) from December 1999 to December 2006.

Jill A. Jones	47

Executive Vice President and Chief Production Officer since July 2011. Senior Vice President and Chief Production Officer from November 2009 to July 2011. Senior Vice President and Managing Director of Global Production from May 2007 to October 2009. Director of Finance, Global Production from July 2006 to April 2007. Vice President and Chief Financial Officer, Brown-Forman Distillery Company and Supply Chain Management from August 2002 to June 2006.

Jane C. Morreau	53

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

Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition or results of operations in future periods. The risks described below are not the only risks facing our Company. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods.

Unfavorable economic conditions could negatively affect our operations and results significantly.

Poor global or regional economic conditions can materially adversely affect our operations and financial results. Several economies face significant challenges, including high unemployment, low consumer confidence, budget deficits, burdensome governmental debt, and weak housing and credit markets. Financial and credit instability in some countries, including the recent, significant Eurozone financial difficulties and sovereign debt issues, and the geopolitical and economic instability in parts of the world, including Mexico, present risks to our business. Health pandemics can also have far-reaching economic consequences that could be particularly adverse to our socially-based, discretionary consumer product business. These conditions can affect the willingness of consumers to pay for premium brands such as ours, lead them to make more value-driven and price-sensitive purchasing choices, and to participate in more at-home drinking occasions rather than at restaurants, bars, and hotels, which tend to favor many of our premium and super-premium products. Many of the negative ramifications to our business from poor economic conditions are difficult to predict, but some other potentially significant effects are distributor or retailer destocking, higher interest rates, changes in the rate of inflation (up or down), exchange rate fluctuations, credit or capital market instability, bank failures, and/or lower returns or discount rates on our pension assets (requiring higher contributions to our pension plans). For additional information with respect to the effects of changes in the value of our benefit plan obligations and assets on our financial results, see “Pension and other Postretirement Benefits” on pages 41 and 42 of this report on Form 10-K.

Our suppliers, customers, and consumers could experience cash flow problems, more costly or unavailable financing, credit defaults, and other financial hardships. The U.S. federal budget and individual state budget deficits could lead to increased taxes on our products, business, customers, or consumers; and a number of proposals to increase taxes on beverage alcohol have been made at the federal and state levels in recent years. Governments in other countries in which we operate also may impose taxes and implement other austerity measures to manage local economic conditions in ways that hurt our business. Countries, including significant markets for us in Europe, may default on sovereign debt.

Our global growth is subject to a number of commercial and political risks.

We currently market products in more than 135 countries. As was the case this year, we expect our future growth rates in international markets to surpass our growth rates in the United States. Emerging regions, such as Eastern Europe, Latin America, and Asia, as well as countries that some companies consider to be developed markets, such as the U.K., France, Germany, and Australia, provide significant growth opportunities for us.

Potentially unstable governments or legal systems, civil or political upheaval or unrest, security risks, intergovernmental disputes, military conflicts, local labor conditions and business practices, possible expropriation, closure of markets to imports or anti-American sentiment or terrorist activities in or outside of the United States, are risks to our business. Unscrupulous or questionable business practices common in some emerging countries (and sometimes even in developed ones) could put our company at a competitive disadvantage, as we require full legal compliance by our employees and business partners worldwide. In Mexico, for example, we face risks to our business due to corruption and dangerous drug cartels, which are often violent and are reputedly asserting influence in some areas of the beverage alcohol industry. These and other types of political and commercial risks in our various markets around the world may have a material adverse effect on our business, results of operations and future growth prospects.

The longer-term outlook for our business anticipates continued success of Jack Daniel’s Tennessee Whiskey, Southern Comfort Liqueur, Finlandia Vodka, Tequila Herradura, el Jimador Tequila, their respective brand families, and our other brands. This outlook is based in part on favorable demographic trends for the sale of beverage alcohol through 2014 in the United States, and in many of our global markets for varying numbers of years. If these demographic trends do not translate into corresponding sales increases, we may fail to meet our growth expectations. In addition, any continuation of the somewhat less favorable demographic trends in the United States for several years subsequent to 2014 could negatively affect our performance in those years and our ability to meet our longer-term strategic objectives.

Foreign currency exchange rate fluctuations affect our financial results.

The more we expand our business globally, the more exchange rate fluctuations relative to the United States dollar influence our financial results. In markets other than the United States, we sell our products, and pay for some goods, services, and manpower primarily in local currency. Since we sell more in local currencies than we purchase, we have a net exposure to changes in the value of the United States dollar relative to those currencies. Thus, profits from our overseas businesses would be adversely affected if the dollar were to strengthen against other currencies in our major markets, especially the euro, British pound sterling, Australian dollar, Polish zloty and Mexican peso. To buffer this effect, we regularly hedge a portion of our currency exposure; and as of April 30, 2012, we had hedged approximately 40% of our total fiscal 2013 transactional exposure to foreign currency fluctuations for our major currencies. Nevertheless, over time, our reported financial results generally will be hurt by a stronger United States dollar and helped by a weaker one. For additional information with respect to foreign exchange effects on our business, please see “Foreign Exchange” on page 43 of this report on Form 10-K.

Higher costs or unavailability of materials could adversely affect our financial results, as could our inability to obtain certain finished goods.

Our products use a number of materials and ingredients that we purchase from third-party suppliers. Our ability to make and sell our products hinges on having available all of the raw materials, product ingredients, finished product, glass, bottles, cans, bottle closures, packaging, and other materials used to produce and package them. Without sufficient quantities of one or more key materials, our operations and financial results could suffer. For instance, only a few glass producers make bottles on a scale sufficient for our requirements, and a single producer supplies most of our glass requirements. Similarly, a Finnish corporation distills and bottles our Finlandia Vodka products for us. If any of our key suppliers were no longer able to meet our timing, quality or capacity requirements, ceased doing business with us, or raised prices, and we could not develop alternative cost-effective sources of supply or production, our operations and financial results would suffer.

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

As water is one of the major components of our products, the quality and quantity of the water available for use is important to our ability to operate our business. If hydrologic cycle patterns change, and droughts become more common or severe, or if the water supply were interrupted for other reasons, there might be a scarcity of desirable water in some of the key production regions for our products, including Tennessee, Kentucky, Finland, Canada, Mexico, and California. When energy costs rise, our transportation, freight and other operating costs, such as distilling and bottling expenses, also increase. Additionally, rising energy and other costs may curtail consumer spending on leisure activities, entertainment, and discretionary purchases, resulting in fewer purchases of our products, including the Jack Daniel’s family of brands, with their broad-based consumer appeal.

Changes in consumer purchases and preferences, and our ability to anticipate and react to them affect our business results.

We are a branded consumer products company in a highly competitive market. Our success depends on our continued ability to offer consumers highly appealing products. Consumer preferences and purchases may shift due to a host of factors, including changes in demographic and social trends, public health policies and initiatives, and changes in leisure, dining, and beverage consumption proclivities. To continue to succeed we must anticipate and respond effectively to shifts in consumer behavior, drinking tastes and drinking occasions.

The Jack Daniel’s family of brands has supplied the majority of our profit and has been the primary driver of our incremental growth for many years, and our current projections extend these trends through fiscal 2013 and well beyond. Our plans call for Jack Daniel’s Tennessee Honey sales to increase in the U.S. this year and to expand geographically in select international markets. Given the significance of Jack Daniel’s to our success as a company, significant or sustained decline in sales or selling price of our Jack Daniel’s products could materially depress our financial results. Our plans also call for the Southern Comfort brand family to stabilize. If our initiatives are unsuccessful and the Southern Comfort trends do not improve significantly, our business results will suffer and the Company may not achieve its projected financial results. More broadly, if consumers in any of our markets shift away from spirits, our premium brands, or our ready-to-drink products, our financial results likely would be adversely affected. For additional information with respect to the importance of the Jack Daniel’s family of brands on our business, please see “Our Brands” on pages 23 and 24 of this report on Form 10-K.

Improving our price position in certain markets and for certain brands, by price increases and less discounting, is a key component of our growth plan for this fiscal year. If consumers or the trade react unfavorably to our pricing changes, we may be unable to meet our earnings projections. We believe that new products, line extensions, label and bottle changes, product reformulations, and similar product innovations by both us and our competitors will compete increasingly for consumer drinking occasions. Product innovation is a significant element of our growth strategy; however, there can be no assurance that we will continue to develop and implement successful line extensions, packaging, formulation or flavor changes, or new products. Unsuccessful implementation or short-lived popularity of our product innovations may result in inventory write-offs and other costs, and may also damage the consumer’s image of the brand family. Our inability to attract consumers to our product innovations relative to our competitors’ products and to continue to do so over time, likely would negatively affect our growth, business performance and financial results over time.

National and local governments may adopt regulations or undertake investigations that could increase our expenses or limit our business activities.

Our business is subject to extensive regulatory requirements regarding production, importation, marketing and promotion, labeling, distribution, trade, and pricing practices, among others. Changes in laws, regulatory measures, or governmental policies, or in the manner in which current ones are interpreted, could cause Brown-Forman to incur material additional costs or liabilities, and jeopardize the growth of the business. Governments may impose or increase limitations on advertising and promotional activities, place restrictions on retail outlets or other locations, times or occasions where beverage alcohol may be sold or consumed, or adopt other measures that could directly or indirectly limit our opportunities to reach consumers and sell our products.

For example, the Federal Trade Commission has called for the beverage alcohol industry to move voluntarily to a minimum 85% adult demographic advertising placement standard in the U.S., from the current 70%. The Russian government is considering restoring the state monopoly on beverage alcohol to combat that country’s excessive consumption. In Europe, regulators in a number of countries are considering potential bans or severe limitations on the marketing and sale of ready-to-drink products, as well as the imposition of minimum prices and other restrictions on spirits products. If these or other severe regulatory changes are adopted, consumer demand could decline to the point of significantly damaging our business performance and prospects.

In addition, from time to time governmental bodies in the United States and international markets investigate business and trade practices of beverage alcohol producers, distributors, suppliers, and retailers, including their compliance with specific beverage alcohol trade regulations, the U.S. Foreign Corrupt Practices Act, and similar laws in the U.K. and other countries. Our policies and procedures require compliance by our employees and agents with all laws and regulations applicable to our business operations. Nonetheless, despite our policies, procedures and related training programs, governmental investigators may allege or determine that non-compliance has occurred and impose significant penalties and monetary fines. Thus, adverse developments in or as a result of regulatory measures and governmental investigations could hurt our business operations, reputation and financial results.

Tax increases and changes in tax rules could adversely affect our financial results.

Our business is sensitive to changes in both direct and indirect taxes. As a multinational company based in the United States, Brown-Forman is more exposed to the effects of the various forms of tax changes in the United States than most of our major competitors, especially those changes that affect the net effective corporate income tax rate. Changes that have been proposed in the past (but not enacted) by Congress or the present administration exemplify this risk; they include repealing LIFO (last-in, first-out accounting treatment of inventory) for tax purposes, decreasing or eliminating the ability of United States-based companies to receive a tax credit for foreign taxes paid or to obtain a current U.S. tax deduction for certain expenses in the U.S. related to foreign earnings, and increasing the tax on dividends and/or capital gains.

Increases in excise taxes, income taxes, or other tax increases could also materially depress our financial results by reducing purchases of our products and encouraging consumers to switch to lower-priced and lower-taxed product categories. While no legislation to increase federal excise taxes on distilled spirits is currently pending in the United States, excise tax increases are possible, as are further increases to other federal tax burdens imposed on the broader business community and consumers. Municipal and state governments may also increase tax burdens to cover budget deficits and compensate for declines in other revenue sources. Several states and many more municipalities have various tax increases under consideration that could adversely affect our business and/or consumers of our products. New tax rules, accounting standards or pronouncements, and changes in interpretation of existing ones, could also have a significant adverse effect on our business and financial results.

Our global business can also be negatively affected by increases in tax rates, such as income taxes, excise taxes, value added taxes, import and export duties, tariff barriers, and/or related local governmental economic protectionism, and the suddenness and unpredictability with which these can occur. The recent global economic downturn has increased our tax-related risks in many countries where we do business, as governmental entities may further increase taxes on beverage alcohol products to replace lost revenues.

If the social or health acceptability of our products declines or governments adopt policies disadvantageous to beverage alcohol, our business could be materially adversely affected.

Our ability to market and sell our products depends heavily on both societal attitudes toward drinking and governmental policies that flow from those attitudes. In recent years, there has been increased social and political attention directed at the beverage alcohol industry. The recent attention has focused largely on public health concerns related to alcohol abuse, including drunk driving, underage drinking, and the negative health impacts of the abuse and misuse of beverage alcohol. While most people who drink enjoy alcoholic beverages in moderation, it is commonly known and well reported that excessive levels or inappropriate patterns of drinking can lead to increased risk of a myriad of health conditions and, for certain people, can result in alcohol dependence. The alcohol industry critics in the United States, Europe and other countries around the world increasingly seek governmental measures to make beverage alcohol products more expensive, less available, and more difficult to advertise and promote. If future research indicated more widespread serious health risks associated with alcohol consumption, and particularly with moderate consumption, or if for any reason the social acceptability of beverage alcohol were to decline significantly, sales of our products could decrease materially. Our sales could also suffer if governments banned or restricted advertising or promotional activities, limited hours or places of sale or consumption, or took other actions that discouraged alcohol purchase or consumption.

Litigation could expose our business to financial and reputational risk.

Major private or governmental litigation challenging the production, promotion, distribution or sale of beverage alcohol or specific brands, could affect our ability to sell products; and even ultimate vindication can be costly. Several years ago, a series of putative class action cases were filed against several beverage alcohol companies, including Brown-Forman, alleging that large producers intentionally focused advertising and promotion at under-age consumers. All of the cases were either dismissed or withdrawn at early stages, but only after considerable effort and expense. Other lawsuits have been brought against beverage alcohol companies alleging problems related to alcohol abuse, negative health consequences from drinking, problems from alleged marketing or sales practices, or underage drinking. While these lawsuits have been largely unsuccessful in the past, others are possible in the future. We could also experience employment related class actions, environmental claims, product liability actions stemming from a beverage or container production defect, a whistleblower suit, or other major litigation that could adversely affect our business results, particularly to the extent the losses or expenses were not insurable or insured.

Governmental actions around the world to enforce trade practice, anti-corruption, competition, tax, environmental and other laws are also a continuing risk for global companies such as Brown-Forman. In addition, as a U.S. public company we are exposed to the risk of shareholder class action suits, particularly following a precipitous drop in the share price of our stock. Adverse developments in major lawsuits concerning these or other matters could have a material adverse effect on our business.

Production facility disruption or the inherent uncertainty in supply/demand forecasting could adversely affect our business, especially our aged products.

If there were a catastrophic failure at one of our major distillation or bottling facilities, or of our information systems, our business could be adversely affected. Some of our significant products are produced at a single source. Further, because whiskies and some tequilas are aged for various periods, we maintain a substantial inventory of aged and maturing products in warehouses at a handful of different sites. The loss of a substantial amount of aged inventory — through fire, other natural or man-made disaster, contamination, or otherwise —could result in a significant reduction in supply of the affected product or products. If we experienced a disruption in the supply of new oak barrels in which to age our whiskies, our business could suffer.

In addition, there is an inherent risk of forecasting error in determining the quantity of maturing stock to store in a given year for future consumption. Forecasting inaccuracies could lead to either an inability to supply demand, and lost opportunity, or a surplus of inventory. There are a number of levers that we use, including price, to balance available supply with fluctuations in consumer demand, but we cannot be sure whether the levers will create the desired balance in particular years, products or markets. A consequence of any of these or other supply disruptions could be our inability to meet consumer demand for the affected products for a period of time, and other significant adverse business consequences that insurance proceeds may be insufficient to compensate, such as damage to brand equity and future sales from not having our products in the market and in consumers’ sights and hands for this period of time.

Consolidation among, changes in, increased competition by, or poor performance by beverage alcohol producers, wholesalers or retailers could hinder the marketing, sale and distribution of our products.

We use different business models to market and distribute our products in different regions of the world. In the United States, we sell our products either to wholesale distributors for resale to retail outlets or, in those states that control alcohol sales, to state governments who then sell them to retail customers and consumers. In our other global markets, we use a variety of route-to-consumer models — including in many markets, reliance on other spirits producers to market and sell our products. Consolidation among spirits producers, distributors, wholesalers or retailers could hinder the distribution and sale of our products as a result of reduced attention and resources allocated to our brands during transition periods, the possibility that our brands might represent a smaller portion of the new business, increased negotiating leverage of retailers, and/or an increasingly competitive environment. Also, changes to our route-to-consumer partner or method in important markets could result in temporary or longer-term sales disruption. Further, while we believe that our size relative to that of our competitors currently gives us sufficient scale to succeed, we nevertheless face a risk that a continuing consolidation of the large beverage alcohol companies could put us at a competitive disadvantage.

Our competitors may respond to industry and economic conditions more rapidly or effectively than we do. Retailers and wholesalers of our brands offer products that compete directly with ours for shelf space, promotional displays, and consumer purchases. Pricing (including price promotions, discounting, couponing and free goods), marketing, new product introductions, and other competitive behavior by other suppliers, and by distributors and retailers who sell their products against one or more of our brands, could adversely affect our sales, margins, and profitability. In difficult economic times, consumers tend to be particularly price sensitive and to make more of their purchases in discount stores and other off-premise establishments; therefore, the deleterious effect on our sales of our pricing strategy coupled with these competitive activities may be more pronounced when the economy suffers.

We might not succeed in our strategies for acquisitions and dispositions.

From time to time, we acquire or invest in additional brands or businesses. We expect to continue to seek acquisition and investment opportunities that we believe will increase long-term shareholder value, but we cannot assure that we will be able to find and purchase brands or businesses at acceptable prices and terms. It might also prove difficult to integrate acquired businesses and personnel into our existing systems and operations, and to bring them into conformity with our trade practice standards, financial control environment, and U.S. public company requirements. Acquisitions and their integration can involve significant expense and management time and attention, and could disrupt our business. Our ability to increase sales and/or profitability of the brands we acquire will be important to our future performance.

Brand or business acquisitions can also expose us to unknown liabilities, the possible loss of key customers and/or employees most knowledgeable about the acquired business, and risks associated with doing business in countries or regions with less stable governments, weaker legal systems, ineffective enforcement of illegal trade or other practices, and/or volatile economies, among other risks. Acquisitions, investments or joint ventures could also lead us to incur additional debt and related interest expenses, issue additional shares, and become exposed to contingent liabilities, as well as lead to dilution in our earnings per share and reduction in our return on average invested capital. We could incur future restructuring charges or record impairment losses on the value of goodwill and/or other intangible assets resulting from previous acquisitions, which may also negatively affect our financial results.

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

As a consumer brand company, inadequate protection, counterfeiting, or piracy, of our intellectual property rights or product tampering could adversely affect our business prospects.

Our brand names, trademarks, and related intellectual property rights are critical assets of the Company. Consequently, our business depends on our successful protection of them. We devote substantial resources to protect our intellectual property rights around the world. We challenge those who imitate our products. Although we believe that our intellectual property rights are legally protected in the markets in which we do business, the ability to register and enforce intellectual property rights varies greatly from country to country. We cannot be certain that trademark registrations in our favor will be issued in every country in which we wish to sell a particular product or that protective decisions by courts or trademark offices will be in our favor.

Many global spirits brands in the beverage alcohol industry, including ours, experience problems with product counterfeiting and other forms of trademark infringement, especially in Asia and Eastern European markets. Brown-Forman, together with other spirits industry leaders, works cooperatively via our membership in the International Federation of Spirits Producers (“IFSP”) to combat spirits counterfeiting. While we believe the IFSP generally to be an effective organization, IFSP efforts are subject to the difficulties in some markets brought on by difficulties with local authorities and courts. Despite our and IFSP efforts, confusingly similar, lower quality, or even counterfeit product that is harmful to consumers could reach the market and adversely affect our intellectual property rights, brand equity, corporate reputation, and/or financial results.

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

Unfavorable media related to our industry, company, brands, marketing, personnel, operations, business performance, or prospects may affect our stock price and the performance of our business, regardless of its accuracy or inaccuracy. Since we are a branded consumer products company, adverse publicity or negative commentary on social media outlets could hurt both our company’s stock price and actual operating results, as consumers might avoid brands or products that receive bad press or negative consumer reviews.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.     Properties

Significant properties are as follows:

Owned facilities:

•	Office facilities:

•	Corporate offices (including renovated historic structures) — Louisville, Kentucky

•	Production and warehousing facilities:

•	Lynchburg, Tennessee

•	Louisville, Kentucky

•	Collingwood, Ontario, Canada

•	Woodford County, Kentucky

•	Windsor, California

•	Cour Cheverny, France

•	Amatitan, Mexico

•	Stave and heading mills:

•	Clifton, Tennessee

•	Stevenson, Alabama (production to begin June 2012)

•	Cooperage

•	Louisville, Kentucky

Leased facilities:

•	Manufacturing facility in Dublin, Ireland

•	Stave and heading mill in Jackson, Ohio

The lease terms expire at various dates and are generally renewable.

We believe that the facilities are in good condition and are adequate for our business.

Item 3.    Legal Proceedings

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A and Class B common stock is traded on the New York Stock Exchange (symbols “BFA” and “BFB,” respectively). As of April 30, 2012, there were 2,923 holders of record of Class A common stock and 5,812 holders of record of Class B common stock.

The following table sets forth, for the quarterly periods indicated, the high and low sales prices per share for the Company’s Class A and Class B common stock, as reported on the New York Stock Exchange, and dividend per share information:

	Fiscal 2011					Fiscal 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Market price per share:
Class A high	65.13	65.55	71.88	73.34	73.34	74.15	75.70	81.53	85.45	85.45
Class A low	54.63	54.72	60.54	65.04	54.63	67.46	60.25	70.32	76.66	60.25
Class B high	65.05	65.03	73.00	73.73	73.73	77.25	77.56	83.53	87.26	87.26
Class B low	53.22	54.25	60.45	65.18	53.22	69.22	62.14	72.66	78.53	62.14

Equity Compensation Plan Information

In July 2004, shareholders approved the 2004 Omnibus Compensation Plan as the successor to both the 1994 Omnibus Compensation Plan providing equity awards to employees and the Non-Employee Directors (“NED”) Plan providing equity awards to non-employee directors. At the time the NED Plan was discontinued, it had not been submitted to shareholders. The following table provides information on these plans as of April 30, 2012:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(2)
Equity compensation plans approved by security holders	3,386,811	$51.12	3,865,042
Equity compensation plans not approved by security holders	30,197	$30.39	—	(3)

Total	3,417,008	$50.94	3,865,042

(1)	Grant prices were equal to the fair market value of the stock at the time of grant.

(2)	Securities available for issuance under the 2004 Omnibus Compensation Plan include stock, stock options, stock appreciation rights, market value units, and performance units.

(3)	No further awards can be made under the NED Plan.

Stock Performance Graph

This graph below compares the cumulative total shareholder return of our Class B Common Stock for the last five years with the Standard & Poor’s 500 Stock Index, Dow Jones U.S. Consumer Goods Index, and the Dow Jones U.S Food & Beverage Index. The information presented assumes an initial investment of $100 on April 30, 2007 and that all dividends were reinvested. The cumulative returns shown on the graph represent the value that these investments would have had on April 30 in the years since 2007.

The following table provides information about shares of our common stock that we repurchased during the quarter ended April 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2012 — February 29, 2012	—	—	—	—
March 1, 2012 — March 31, 2012	—	—	—	—
April 1, 2012 — April 30, 2012	7,285	$84.59	—	—
Total	7,285	$84.59	—

The shares presented in the above table were received from employees to satisfy income tax withholding obligations triggered by the vesting of restricted shares.

Item 6.    Selected Financial Data

The following selected financial data for each of the fiscal years in the ten-year period ended April 30, 2012, should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto contained in “Item 8. Financial Statements and Supplementary Data” of this report on Form 10-K.

BROWN-FORMAN CORPORATION

SELECTED FINANCIAL DATA

(Dollars in millions, except per share amounts)

Year Ended April 30,	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Continuing Operations:
Net sales	1,795	1,992	2,195	2,412	2,806	3,282	3,192	3,226	3,404	3,614
Gross profit	900	1,024	1,156	1,308	1,481	1,695	1,577	1,611	1,724	1,795
Operating income	341	383	445	563	602	685	661	710	855	788
Income from continuing operations	222	243	339	395	400	440	435	449	572	513
Weighted average shares used to calculate earnings per share
— Basic	168.4	151.7	152.2	152.6	153.6	153.1	150.5	147.8	145.6	143.0
— Diluted	168.9	152.5	153.1	154.3	155.2	154.4	151.4	148.6	146.5	144.1
Earnings per share from continuing operations
— Basic	1.32	1.60	2.23	2.59	2.60	2.87	2.88	3.03	3.92	3.59
— Diluted	1.32	1.59	2.22	2.56	2.58	2.84	2.87	3.02	3.90	3.56
Gross margin	50.1%	51.4%	52.7%	54.2%	52.8%	51.6%	49.4%	50.0%	50.7%	49.7%
Operating margin	19.0%	19.2%	20.3%	23.3%	21.5%	20.9%	20.7%	22.0%	25.1%	21.8%
Effective tax rate	33.6%	33.1%	32.6%	29.3%	31.7%	31.7%	31.1%	34.1%	31.0%	32.5%
Average invested capital	1,266	1,392	1,535	1,863	2,431	2,747	2,893	2,825	2,711	2,803
Return on average invested capital	18.0%	18.5%	23.0%	21.9%	17.4%	17.2%	15.9%	16.6%	21.8%	19.1%

Total Company:
Cash dividends declared per common share	0.58	0.64	0.73	0.84	0.93	1.03	1.12	1.18	2.24	1.34
Average stockholders’ equity	1,290	936	1,198	1,397	1,700	1,668	1,793	1,870	1,904	2,046
Total assets at April 30	2,264	2,376	2,649	2,728	3,551	3,405	3,475	3,383	3,712	3,477
Long-term debt at April 30	629	630	351	351	422	417	509	508	504	503
Total debt at April 30	829	679	630	576	1,177	1,006	999	699	759	510
Cash flow from operations	243	304	396	343	355	534	491	545	527	516
Return on average stockholders’ equity	18.7%	27.1%	25.7%	22.9%	22.9%	26.4%	24.2%	24.0%	30.0%	25.1%
Total debt to total capital	49.4%	38.3%	32.5%	26.9%	42.8%	36.8%	35.5%	26.9%	26.9%	19.8%
Dividend payout ratio	41.1%	38.2%	36.1%	40.0%	36.8%	35.8%	38.9%	38.7%	57.0%	37.4%

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

3.	Cash dividends declared per common share in fiscal 2011 includes a special cash dividend of $1.00 per share.

4.

We define return on average invested capital as the sum of net income (excluding extraordinary items) and after-tax interest expense, divided by average invested capital. Invested capital equals assets less liabilities, excluding interest-bearing debt.

5.	We define return on average stockholders’ equity as net income applicable to common stock divided by average stockholders’ equity.

6.	We define total debt to total capital as total debt divided by the sum of total debt and stockholders’ equity.

7.	We define dividend payout ratio as cash dividends divided by net income.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Brown-Forman, our operations, and our present business environment. MD&A is provided as a supplement to — and should be read in conjunction with — our consolidated financial statements and the accompanying notes thereto contained in “Item 8. Financial Statements and Supplementary Data” of this report on Form 10-K.

Important Information on Forward-Looking Statements:

The information contained in this Item 7 includes statements, estimates, and projections that are “forward-looking statements” as defined under U.S. federal securities laws. In addition to the risks and uncertainties described in Part I, “Item 1A. Risk Factors,” you should carefully consider the following factors, which could materially affect our business, financial condition or results of operations in future periods. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

•

declining or depressed global or regional economic conditions, particularly in the Euro zone; political, financial, or credit or capital market instability; supplier, customer or consumer credit or other financial problems; bank failures or governmental debt defaults

•

failure to develop or implement effective business, portfolio and brand strategies, including the increased U.S. penetration and international expansion of Jack Daniel’s Tennessee Honey, innovation, marketing and promotional activity, and route-to-consumer

•	unfavorable trade or consumer reaction to our new products, product line extensions, price changes, marketing, or changes in formulation, flavor or packaging

•	inventory fluctuations in our products by distributors, wholesalers, or retailers

•

competitors’ consolidation or other competitive activities such as pricing actions (including price reductions, promotions, discounting, couponing or free goods), marketing, category expansion, product introductions, entry or expansion in our geographic markets

•

declines in consumer confidence or spending, whether related to the economy (such as austerity measures, tax increases, high fuel costs, or higher unemployment), wars, natural or other disasters, weather, pandemics, security concerns, terrorist attacks or other factors

•

changes in tax rates (including excise, sales, VAT, tariffs, duties, corporate, individual income, dividends, capital gains) or in related reserves, changes in tax rules (e.g., LIFO, foreign income deferral, U.S. manufacturing and other deductions) or accounting standards, and the unpredictability and suddenness with which they can occur

•

governmental or other restrictions on our ability to produce, import, sell, price, or market our products, including advertising and promotion in either traditional or new media; regulatory compliance costs

•	business disruption, decline or costs related to organizational changes, reductions in workforce or other cost-cutting measures

•	lower returns or discount rates related to pension assets, interest rate fluctuations, inflation or deflation

•	fluctuations in the U.S. dollar against foreign currencies, especially the euro, British pound, Australian dollar, Polish zloty or Mexican peso

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

•

distribution and other route-to-consumer decisions or changes that affect the timing of our sales, temporarily disrupt the marketing or sale of our products, or result in implementation-related or higher fixed costs

•

effects of acquisitions, dispositions, joint ventures, business partnerships or investments, or their termination, including acquisition, integration or termination costs, disruption or other difficulties, or impairment in the recorded value of assets (e.g. receivables, inventory, fixed assets, goodwill, trademarks and other intangibles)

•

lower profits, due to factors such as fewer or less profitable used barrel sales, lower production volumes, decreased demand or inability to meet consumer demand for products we sell, sales mix shift toward lower priced or lower margin SKUs, or cost increases in energy or raw materials, such as grain, agave, wood, glass, plastic, or closures

•

natural disasters, climate change, agricultural uncertainties, environmental or other catastrophes, or other factors that affect the availability, price, or quality of agave, grain, glass, energy, closures, plastic, water, or wood, or that cause supply chain disruption or disruption at our production facilities or aging warehouses

•	negative publicity related to our company, brands, marketing, personnel, operations, business performance or prospects

•	product counterfeiting, tampering, contamination, or recalls and resulting negative effects on our sales, brand equity, or corporate reputation

•

significant costs or other adverse developments stemming from class action, intellectual property, governmental, or other major litigation; or governmental investigations of beverage alcohol industry business, trade, or marketing practices by us, our importers, distributors, or retailers

EXECUTIVE OVERVIEW

Brown-Forman Corporation is a diversified producer and marketer of high-quality consumer beverage alcohol brands. We are one of the largest American-owned wine and spirits companies, and our products include Tennessee, Canadian, and Kentucky whiskeys; Kentucky bourbon; tequila; vodka; liqueur; California sparkling wine; table wine; and ready-to-drink (RTD) and ready-to-pour (RTP) products. We have more than 30 brands, including Jack Daniel’s and its related brands; Finlandia; Southern Comfort; Herradura; el Jimador; New Mix; Canadian Mist; Chambord; Tuaca; Woodford Reserve; Sonoma-Cutrer; and Korbel Champagne. Our brands are sold in more than 135 countries, and our largest operations are in the United States, Mexico, Australia, the United Kingdom, Germany, and Poland.

OUR STRATEGIES AND OBJECTIVES

This year, we introduced our latest version of the B-F Arrow, an articulation of our vision, mission, values, and behaviors. On the arrow’s target is the phrase “Building Forever,” reflecting our long-term perspective and our desire to remain a strong, independent company indefinitely. When we consider the company’s performance in fiscal 2012 and our future outlook, we believe our underlying growth rates in operating income will continue to be at or near the top tier in our industry.

Brown-Forman’s underlying results this fiscal year were in the high single digits for net sales and operating income. We generated a total shareholder return (TSR) of 22% versus the S&P 500’s TSR of only 5% for the 12 months ending April 30, 2012. We accomplished this by focusing on organic growth, geographic expansion, brand innovation, careful portfolio management, and strategic investments in emerging markets.

In the summer of 2010, we introduced our ten-year strategy, focused on driving sustainable growth with the potential to double the size of our business over the succeeding decade. Our strategic ambitions are as follows:

The Jack Daniel’s family of brands, including Black Label, will remain our most valuable asset, and we will continue to support it as one of the world’s largest premium spirits brands. We will keep the Jack Daniel’s Black Label strong, healthy, and relevant to consumers worldwide, and take advantage of the abundant opportunities for growing the current Jack Daniel’s family and future line extensions across countries, price segments, channels, and consumer groups.

We aspire to become a global leader in whiskey. To achieve this, we will strive to grow our other whiskey brands, led by Woodford Reserve, in key markets, and we will consider acquisitions within the whiskey category. We will focus our vodka brands regionally, emphasizing Poland, Russia, Eastern Europe, and the United States, and look for additional vodka brands through acquisition, especially in the premium and super-premium price categories.

We will also work to expand the reach of our tequila brands, Herradura and el Jimador, to new consumers, emphasizing Mexico, the United States, and a few other high-potential markets. We will consider entering growing, profitable local spirit categories in key markets. Realizing this potential will require innovative products and packaging to seize new business opportunities and to leverage our brands into new consumption patterns.

The United States remains our largest market and continuing to grow this market is important to our long-term success. We expect to effect this growth through stronger participation in fast-growing spirits categories such as flavored whiskey, super-premium bourbon, vodka, and tequila; continued product and packaging innovation; continued route-to-consumer proficiency; and brand building among growing consumer segments.

For nearly two decades, our business outside the United States has grown more quickly than our business within it. Continuing this trend is important to our overall growth in the next decade. To realize this strategy, we expect to grow our portfolio in developed markets such as France, Australia, the United Kingdom, and Germany and in emerging markets such as Poland, Mexico, and Turkey. And we expect other emerging markets such as Brazil, Russia, India, and China to gain significantly in importance. To assist us in our strategy, we will also strive to employ route-to-consumer strategies that will expand our access to and understanding of consumers.

We try to be responsible in everything we do — from reducing our environmental footprint to managing how we market our brands. We believe that this responsibility is also a rich source of opportunity: It allows us to build stronger consumer relationships and enduring brands, make our products more efficiently, enhance our business efforts, and maintain the trust required for our commercial freedoms. Corporate responsibility includes not only our civic obligations but also our products’ entire environmental life cycles: how we produce or source our raw materials, how we set and maintain production standards, and how we package and distribute our products. Environmental stewardship is central to our broader social responsibilities, as is our commitment to contribute to the quality of life in the communities where our employees live, work, and raise their families.

OUR OPERATIONS AND OUR MARKETS

We employ around 4,000 people on six continents. We are headquartered in Louisville, Kentucky, USA, where we employ about 1,200 people. We have sales and marketing operations in Louisville, London, Sydney, Hamburg, Guadalajara, Prague, and Warsaw as well as in over 30 other cities around the globe.

Our production facilities include distillery, bottling, and warehousing operations in Louisville and Versailles, Kentucky, and in Lynchburg, Tennessee, and distilling and warehousing operations in Collingwood, Ontario. Our main tequila production facility is at Casa Herradura in Amatitán, Mexico. We also have production facilities in Cour-Cheverny, France; Dublin, Ireland; and Windsor, California, and contract production in Australia, Belgium, Finland, Ireland, Japan, Mexico, the Netherlands, Poland, South Africa, and the United States. Our Brown-Forman Cooperage operation in Louisville is the world’s largest producer of whiskey barrels. Our saw mills in Stevenson, Alabama; Clifton, Tennessee; and Jackson, Ohio, supply the cooperage with wood.

We operate distribution companies in 11 markets where we sell directly to retailers and wholesalers: Australia, Brazil, Canada, China, the Czech Republic, Germany, Korea, Mexico, Poland, Taiwan, and Turkey.

Over the last 10 years, we have made tremendous strides in expanding our international footprint. Today, we sell our brands in more than 135 countries and generate 58% of our net sales outside the United States. The United States remains our largest, most important market, contributing 42% of our net sales in fiscal 2012, compared to 45% in fiscal 2011. Our reported net sales in the United States were flat for fiscal 2012 because lower revenues associated with the divestiture of the Hopland-based wine business to Chilean wine producer Viña Concha y Toro S.A. in April 2011 essentially offset growth on our active brands. Our net sales outside the United States grew at about 11% on both an as-reported and constant-currency basis. (“Constant-currency,” a non-GAAP measure, represents reported net sales with the effect of currency fluctuations removed. We calculate constant currency by translating current year results at prior year rates. We present our sales data on a constant-dollar basis because exchange rate fluctuations can distort the underlying change in sales, either positively or negatively. “Underlying change,” another non-GAAP measure, represents the percentage change in reported financial results in accordance with U.S. GAAP, adjusted for certain items. We believe providing underlying change provides a framework to assess how our business performed relative to prior periods.)

Europe, our second-largest market, accounted for 27% of our net sales in both fiscal 2012 and fiscal 2011. For fiscal 2012, net sales in Europe were up about 7% on an as-reported basis. After adjusting for the effects of a stronger dollar, net sales in Europe were up 9%. Overall trading conditions for the industry remained positive in some parts of Europe but were weak in others, as consumers remained cautious regarding the economic outlook. Many Western European economies continued to struggle in fiscal 2012, including those in Spain, Italy, Greece, and Ireland, where overall consumption dropped again. Many Eastern Europe economies experienced positive trends, and consumers seemed to trade down from premium imported spirits less than in the prior year. Despite the tough economic conditions in many Western European countries, our business continued to expand across Europe, with broad-based gains in a number of markets (most notably, Germany, the United Kingdom, and

France). Our flagship brand, Jack Daniel’s, continued to grow market share in European countries, including in France, Spain, Italy, Greece, and Germany.

Net sales for the rest of the world other than the United States and Europe constituted 31% of our total sales, where sales grew 15% in fiscal 2012 on an as-reported basis and 13% on a constant-currency basis. This growth was driven by:

•	expansion of our portfolio in Mexico, Australia, and Turkey;

•	the benefits of route-to-consumer changes we made during fiscal 2011 for Brazil and Russia and Turkey in fiscal 2012; and

•	growth in a number of Asian, Middle Eastern, North African, and CIS countries (the 12 countries formerly part of the Soviet Union).

Our main international markets include Australia, the United Kingdom, Mexico, Poland, Germany, France, Russia, Canada, Japan, Turkey, Spain, Italy, Czech Republic, South Africa, and Brazil. We continue to see significant long-term growth opportunities for our portfolio of brands in both developed and emerging markets, particularly in Eastern Europe, Asia, and Latin America.

The more we expand our business outside the United States, the more our financial results will be exposed to exchange rate fluctuations. This exposure includes sales of our brands in currencies other than the dollar and the cost of goods, services, and manpower we purchase in currencies other than the dollar. (In this report, “dollar” always means the U.S. dollar.) Because we sell more in local currencies than we purchase, we have a net exposure to changes in the dollar’s value. To buffer these exchange rate fluctuations, we regularly hedge a portion of our foreign currency exposure. But over the long term, our reported financial results will generally be hurt by a stronger dollar and helped by a weaker dollar.

During fiscal 2012, the overall global economic environment grew. U.S. consumers returned solidly to trading up to ultra, super-premium, and premium brands, as these were the fastest growing categories per Nielsen, while the value segment has declined recently. This trend, along with the resurgence of growth of bourbon in the United States and indications that some growth in total distilled spirits is coming again from price increases following the tough economic recession, provides us with some encouraging signs for the future of our business in the United States. Distributors’ and retailers’ inventory levels remained stable over the past year.

Economists are generally projecting GDP to remain positive in most countries (except in Western Europe), but slowing trends overall. As a result, we believe the macro environment will remain volatile. While we anticipate the pricing environment to improve and we expect to take price increases across many brands and markets, the potential threat of tax increases from governments around the world could constrain our near-term performance. Nevertheless, the long-term growth potential for high-quality spirits remains positive due to favorable demographic trends and continued consumer desire for premium brands. This is particularly true in many emerging markets, where demographic trends are favorable and Western-style premium brands are aspirational.

OUR BRANDS

Our objectives for growing sales and earnings are based on expanding the reach of our brands geographically, introducing new brand offerings, acquiring brands, increasing prices, and divesting non-core and under-performing assets. Over the past several years, we have made significant advances in each area, including:

•	expanding international sales;

•

developing new flavors in the vodka, new flavor line extensions (Jack Daniel’s Tennessee Honey; Chambord Flavored Vodkas; Southern Comfort Lime), ready-to-drink (RTD), and read-to-pour (RTP) categories;

•	acquiring the Casa Herradura tequila brands[1] and Chambord liqueur in fiscal 2007;

•	increasing prices strategically;

•	completing the divesture of our consumer durables business in fiscal 2007;

•	divesting our Italian wine brands, Bolla and Fontana Candida, in fiscal 2009; and

•	selling the Hopland-based wine business[2] to Chilean wine producer Viña Concha y Toro S.A. in April 2011.

We built on these objectives in fiscal 2012 as we achieved record net sales by:

•	continuing our international growth;

•	developing new packaging and flavors for a number of brands in our portfolio;

•	leveraging our existing assets by introducing several of our brands, including RTD offerings, in a number of markets around the world;

•	introducing innovative brands and line extensions such as Southern Comfort Fiery Pepper, Southern Comfort Bold Black Cherry, and Little Black Dress vodka; and

•	acquiring Maximus vodka.

Total depletions (shipments direct to retailers or from distributors to wholesalers and retailers) for the active brands in our portfolio were 36 million nine-liter cases, up 9% over the volumes in fiscal 2011 for comparable brands. Eight of our brands experienced depletions of more than one million nine-liter cases in fiscal 2012.

Jack Daniel’s Tennessee Whiskey is the signature brand in our portfolio and one of the largest, most profitable spirits brands in the world. Global depletions for Jack Daniel’s accelerated in fiscal 2012, growing 8%, an improvement from its 4% growth in fiscal 2011. The brand grew volumes about 2% in its largest market, the United States, and 6% in the United Kingdom, the brand’s largest market outside the United States. Jack Daniel’s experienced double-digit depletion growth in several markets, including France, Russia, Poland, travel retail, Mexico, Turkey, Belgium, and Brazil with single-digit growth across many more markets, including Germany, Japan, Canada, and Australia.

[1]	Brands include el Jimador, Herradura, New Mix (a tequila-based RTD product), Antiguo, and Suave 35.
[2]

Included in this sale were the Fetzer winery, bottling facility, and vineyards, as well as the Fetzer brand and other Hopland, California-based wines, including Bonterra, Little Black Dress, Jekel, Five Rivers, Bel Arbor, Coldwater Creek, and Sanctuary. Also included in the sale was a facility in Paso Robles, California. See Note 13 to our consolidated financial statements for details of this sale.

Jack Daniel’s outpaced the combined growth of the top 100 spirits brands (according to a February 2012 report by Impact Databank, a New York-based industry research group) while growing share of the top five premium global spirits brands overall. These achievements underscore the brand’s iconic image while reinforcing our belief in its long-term appeal and sustained growth potential.

Because Jack Daniel’s generates a significant percentage of our total net sales and earnings, it remains a top priority, vital to our overall performance. Any significant decline in Jack Daniel’s volume or selling price, or a disruption in our supply chain, particularly over an extended time, could materially depress our earnings. We remain encouraged by the brand’s resilience over the past few years in the face of a challenging economic environment and the opportunities for continued growth in both emerging and developed markets. Our plans in fiscal 2013 include price increases around the globe for the brand in the 3 to 5% range. We believe the environment has improved enough in many markets around the world for us to increase the price of this premium brand, but we are uncertain how the trade and consumers will react. We intend to monitor the reaction closely and to be flexible in adapting where necessary.

The Jack Daniel’s family of brands, which includes Jack Daniel’s Tennessee Whiskey, Gentleman Jack, Jack Daniel’s Single Barrel, Jack Daniel’s Tennessee Honey, and RTD products such as Jack Daniel’s & Cola, Jack Daniel’s & Diet Cola, Jack Daniel’s & Ginger, and Jack Daniel’s Country Cocktails, grew volumes 20% globally on a nine-liter case basis in fiscal 2012 and 55% on a drinks-equivalent basis. (Equivalent depletions represent the conversion of single-serve RTD and RTP brands to a similar drink equivalent as the parent brand. RTD / RTP nine-liter case volume is divided by 10.) Net sales of the brand family grew 12% on both an as-reported basis and a constant-currency basis. Jack Daniel’s line extensions grew at a faster rate than Jack Daniel’s Tennessee Whiskey itself due to the successful introduction of Jack Daniel’s Tennessee Honey in the United States and the double-digit growth of Gentleman Jack, Single Barrel, and RTD line extensions internationally.

Gentleman Jack’s geographic expansion to markets outside the United States continued in fiscal 2012, as depletions grew 15%, and net sales grew nearly 12% on an as-reported basis and about 10% on a constant-currency basis. Jack Daniel’s Single Barrel’s fiscal 2012 depletions grew 18% after a 12% increase in fiscal 2011, reflecting this brand’s expansion in markets outside the United States. Net sales for the brand increased over 23% on both an as-reported and constant-currency basis. As with Jack Daniel’s Tennessee Whiskey, we plan to increase prices on these brands in fiscal 2013 in some markets.

Strong growth continued in fiscal 2012 for the Jack Daniel’s RTD brands, where depletions grew 12% on a nine-liter basis in fiscal 2011 (on top of a 17% increase in fiscal 2011), and net sales increased 16% on an as-reported basis and 11% on a constant-currency basis. This growth was fueled by volume gains in Germany, Mexico, and the United Kingdom, and the expansion of the products into other markets including Poland, Japan, and South Africa. Price increases in both Germany and Australia also boosted the net sales growth of these brands. We believe Jack Daniel’s RTDs will continue to provide a growth opportunity for us, as they offer not only an appealing, great-tasting, convenient expression of the brand but also an effective marketing tool for the parent brand.

In late fiscal 2011, we introduced a new line extension in the United States, Jack Daniel’s Tennessee Honey, the first such extension for Jack Daniel’s in over a decade. Depletions in the brand’s first full year exceeded 450,000 nine-liter cases and the brand was named to IMPACT’s ‘Hot Brands’ list in calendar 2011.

Finlandia and Southern Comfort are our two next-most-important brands. In fiscal 2012, Finlandia gained share in its largest market, Poland, and in several other eastern European markets. The brand grew depletions significantly in Russia due in part to soft comparisons from a year ago, which included disruption associated with the transition to a new distributor there. The brand lost market share in the United States. Global net sales for Finlandia increased 7% on an as-reported and 9% on a constant-currency basis, driven by high single-digit growth in global volumes.

The Southern Comfort family of brands’ global depletions declined 2% in fiscal 2012, while net sales declined 7% on both an as-reported basis and on a constant-currency basis. We believe the parent brand continued to be hurt by increased competition from flavored whiskeys, flavored vodkas, and spiced rums, particularly those often consumed on premise in shots.

To reinvigorate the brand’s growth and to realize our objective of expanding our existing trademarks into new business opportunities, we introduced Southern Comfort Fiery Pepper in the United States during fiscal 2012 and Southern Comfort Bold Cherry in the United Kingdom late in the fiscal year. We also expanded Southern Comfort Lime to other markets, including South Africa. These initiatives helped to partially offset the decline for the parent. In fiscal 2013, we plan to use several strategies in our efforts to return the brand to growth by continuing to deliver new flavor innovation, by launching a new parent brand communication campaign, and by making a significant increase in media investment. We selected a new creative agency partner in late fiscal 2012 to help develop a new communication platform for the Southern Comfort family. We also intend to improve the parent brand formulation, to expand the portfolio by introducing new line extensions such as Cherry & Cola RTD, and to expand recently developed flavors geographically. We believe these targeted efforts will improve the trends for the Southern Comfort.

In fiscal 2012, we continued to grow our tequila and tequila-based brands acquired as part of our fiscal 2007 Casa Herradura acquisition. El Jimador, the #1 selling tequila brand in Mexico, grew depletions 1% globally, as 8% gains in the United States offset modest declines in Mexico, its largest market. Depletion trends for the super-premium Herradura brand remained strong, growing by double digits globally for the second consecutive year. We believe the new package for Herradura, introduced during fiscal 2011, has prompted its strong growth.

One way we anticipate leveraging our tequila assets is by continuing to introduce the portfolio in selective markets around the world. And while our focus is on building our tequila portfolio in the United States (where we see considerable potential for growth), and strengthening our position in Mexico, our tequila brands have considerable opportunities for growth elsewhere. We plan to further distribute our tequila brands in fiscal 2013 in Brazil, Germany, Russia, and Australia and to introduce line extensions and new flavors for New Mix, tequila-based RTD brands.

Depletion trends declined for some of our mid-priced brands, including Korbel Champagne and Canadian Mist. These are largely U.S.-based, off-premise-driven brands in price-competitive segments or challenging categories. We expect longer-term depletion growth for most of these brands to be modest, at best.

We remain encouraged by the resilience of our small-but-growing super-premium brands such as Woodford Reserve, Sonoma-Cutrer, Chambord, Collingwood, and Tuaca. Woodford Reserve and Sonoma-Cutrer posted double-digit depletion gains in fiscal 2012. We are optimistic about the growth opportunities of many of our brands in this category, and we believe longer-term global growth prospects for brands like Woodford Reserve to be strong.

OUR DISTRIBUTION NETWORK AND OUR CUSTOMERS

To expand our brands’ global reach, we need to ensure that consumers can find our products whenever and wherever they seek a premium beverage alcohol brand. To broaden access, we use a variety of distribution models based on (1) a market’s long-term attractiveness and competitive dynamics and (2) our portfolio’s development stage in that market. We seek to choose the most appropriate model to optimize our access to consumers in that market at that time, but that choice can evolve as market dynamics change and as our portfolio matures.

We own and operate distribution networks in almost a dozen markets, including Australia, Brazil, Canada, China, the Czech Republic, Germany, Korea, Mexico, Poland, Taiwan, and Turkey – having added Turkey to this list in fiscal 2012. In these markets, we sell our products either directly to retail stores or to wholesalers. In the United Kingdom, we partner in a cost-sharing arrangement with another supplier, Bacardi, to sell a combined portfolio of our companies’ brands.

In the United States, we sell our portfolio of brands either to wholesalers or (in states that directly control alcohol sales) to state governments that then sell to retail customers and consumers. In some markets, we have distribution contracts; these contracts typically have no fixed term, but we can terminate them at any time if we pay a terminated distributor a fee based primarily on a percentage of purchases over time. Some state franchise statutes limit our ability to terminate distributors or mandate a payment to a terminated distributor.

In many other markets, including France, Spain, and Italy, we rely heavily on others to distribute our brands. During fiscal 2013, we plan to review our route-to-consumer arrangements in a number of countries, including France and Japan as part of contract expirations.

While rare, consolidation among United States wholesalers or among international spirits producers could hinder our products-future distribution. Such a consolidation could reduce attention to our brands, make our brands a smaller portion of a wholesaler’s or distributor’s business, or otherwise change the competitive environment.

We expect to continue to pursue strategies and partnerships that will improve our in-market brand-building efforts. But in the short term, if we change our route-to-consumer in a market, we could experience temporary sales disruptions, transition expenses, and costs of establishing infrastructure that more than offset initial margin gains.

OUR COMPETITION

We operate in a highly competitive industry. We compete against many global, regional, and local brands in a variety of categories of beverage alcohol, but most of our brands compete primarily in the industry’s premium end. We compete based on taste, product quality, brand image, and price — all in response to consumer preferences. While the industry is highly fragmented, other major players include Bacardi Limited, Beam Inc., Constellation Brands, Inc., Davide Campari-Milano S.p.A., Diageo PLC, Pernod Ricard S.A., and Rémy Cointreau S.A. Trade information indicates that we are one of the largest suppliers of wine and spirits in the United States. According to International Wine & Spirit Research, for calendar year 2011, the ten largest global spirits companies (on a volume basis) controlled only about 20% of the total global market for spirits, and in Asia their share was around 16%. We believe the overall market environment offers considerable growth opportunities for exceptional builders of high-quality wine and spirits brands.

OUR BUSINESS ENVIRONMENT

Brown-Forman’s long-term prospects are excellent. With only 1% share of the global spirits markets, we believe our company has a wide variety of geographic and portfolio opportunities around the world. We anticipate the demand for spirits and wine to continue to grow in most of our largest markets over the medium and long term. Favorable demographic trends in the United States, Asia, and other markets encourage us as well.

We see enormous potential for our brands to continue to grow globally. Markets outside the United States accounted for only about 23% of our net sales in fiscal 2002; today our international business contributes 58% to our net sales — an average annual increase of 19%. We see great opportunities for growth not only in emerging markets such as Brazil, Russia, India, and China, but also in economically developed ones such as the United Kingdom, France, and Australia.

Several of our major brands have enjoyed long lives. For example, Jack Daniel received a license for his distillery in 1866, and the Herradura and Old Forester brands originated in 1870. We believe these brands can continue to grow for decades to come. The beverage alcohol business (especially the premium brands in our portfolio) provides exceptional gross profit margins and good returns. We also expect our brand innovations to contribute to our growth.

Public attitudes; government policies.    While we are optimistic about our growth opportunities, our ability to market and sell our products depends heavily on society’s attitudes toward drinking and government policies. A number of organizations blame alcohol manufacturers for the problems associated with alcohol misuse. Some critics claim that beverage alcohol companies intentionally market their products to encourage underage drinking. Legal or regulatory measures directed in response against beverage alcohol (including its advertising and promotion) could adversely affect our sales and business prospects.

Illegal alcohol consumption by underage drinkers and abusive drinking by a minority of adult drinkers give rise to public issues of great significance. Alcohol industry critics seek governmental measures to make beverage alcohol more expensive, less available, and more difficult to advertise and promote. We believe these strategies are ineffective and ill-advised. In our view, society is more likely to curb alcohol abuse by better educating consumers about beverage alcohol and moderate drinking than by restricting alcohol advertising and sales, or by imposing punitive taxes.

We strongly oppose underage and abusive drinking. We carefully target our products only to adults of legal drinking age. We have developed a comprehensive internal marketing code and also adhere to marketing and advertising guidelines of the Distilled Spirits Council of the United States, the Wine Institute, and the European Forum for Responsible Drinking, among others. We contribute significant resources to the Century Council, an organization that we and other spirits producers created in 1991 to combat alcohol misuse, including drunk driving and underage drinking. We actively participate in similar organizations in our other markets.

Regulatory measures against our industry are of particular concern in Europe, where many countries are considering more-restrictive alcohol policies, such as potential bans or severe limitations on ready-to-drink products.

In early 2011, the World Health Assembly (the governing body of the World Health Organization) approved a global strategy for combating the harmful use of alcohol. The strategy contains a menu of policy options that member states can tailor to their cultures and context. Importantly, the strategy recognizes the beverage alcohol industry as a legitimate stakeholder and puts the focus on reducing “harmful” or “excessive” use and abuse and not on drinking per se. We view this development as largely positive.

An important commitment of the beverage alcohol industry is the implementation of the Global Actions on Harmful Drinking in the

We feel so strongly about the issue of responsible drinking that in 2009 we started a new website, OurThinking AboutDrinking.com, to present a public forum on the social issues implicated by youth and alcohol, drinking and driving, alcohol and health, overconsumption, and beverage alcohol marketing and access.

areas of preventing drunk driving, increasing uptake of self-regulation, and fighting non-commercial alcohol. The International Center for Alcohol Policies, a non-profit organization, is managing this significant effort, just getting under way in 18 countries. Major producers of beverage alcohol, including Brown-Forman, support this initiative.

Policy objectives.    Broadly speaking, we seek two things:

1.	recognition that beverage alcohol should be regarded like other products that have inherent benefits and risks, and

2.	equal treatment for distilled spirits, wine, and beer — all forms of beverage alcohol — by governments and their agencies.

We recognize that beverage alcohol, when misused or abused, can contribute to social and health issues. But we also believe strongly that beverage alcohol should be viewed like other consumer products — such as food and motor vehicles — that can also be hazardous if misused. Beverage alcohol plays an important part in enriching the lives of the vast majority of those who choose to drink. That is why we stress responsible consumption as we promote our brands. It is also why we discourage underage drinking and irresponsible drinking, including drunk driving. The optimal way to discourage alcohol misuse and abuse is by partnering with parents, schools, law enforcement, and other concerned stakeholders.

Distilled spirits, wine, and beer are all forms of beverage alcohol, and governments should treat them equally. But generally, and especially in the United States, distilled spirits are taxed far more punitively than beer per ounce of alcohol, and are subject to tighter restrictions on where and when consumers can buy them. Compared with beer and wine, distilled spirits are also denied the right to advertise in some venues. Achieving greater cultural acceptance of our products and parity with beer and wine in having access to consumers is a major goal that we share with other distillers. We seek both fairer distribution rules (such as Sunday sales in those U.S. states that still ban them) and laws that permit product tasting, so that consumers can sample our products and buy them more easily. We encourage rules that liberalize international trade, so that we can expand our business more globally. As we explain below, we oppose tax increases that make our products more expensive for consumers, and seek to reduce the tax advantage that beer currently enjoys.

Taxes.    Recent proposals in the United States, at both the state and federal levels, to increase taxes on beverage alcohol to generate revenue cause us considerable concern. Beverage alcohol is already taxed separately and substantially through state and federal excise taxes (FET), above and beyond corporate income taxes on their producers. Some U.S. states also charge sales tax on distilled spirits, even though they already collect state excise taxes. The U.S. FET for spirits per ounce of pure alcohol is twice that for beer. Besides placing a disproportionate tax burden on spirits, any FET increase would have a negative economic effect on the hospitality industry and its millions of workers. Depending on the states affected and the amount of the increase, state tax increases could negatively affect our business results significantly as well.

According to an October 2011 report by Impact Databank, only three of the top ten global spirits companies in 2010 were based in the United States. Several former U.S.-based beverage companies have been acquired by foreign companies over the years and shifted employment and trademark ownership to countries with more favorable tax regimes. We estimate that our fiscal 2013 effective corporate income tax rate will be about 33%, compared to recent annual effective rates ranging from 10% to 23% for our largest foreign competitors. Obviously, this is a significant economic disadvantage for us. Current discussions in the U.S. Congress about income tax reform make it very difficult to predict our future income tax environment.

The Obama administration has repeatedly proposed to Congress the repeal of the LIFO (last-in, first-out) treatment of inventory, an accepted tax and accounting practice in the United States for over 70 years. We strongly oppose this repeal because LIFO is designed to minimize artificial inflation gains and to reflect replacement costs accurately. LIFO is particularly important to companies like ours, whose aging process requires some distilled spirits to be held in inventory for several years before being sold. As contemplated, LIFO repeal would also result in an unprecedented “recapture” of tax benefits received in prior years — in effect, a retroactive tax increase.

We also face the risk of increased tax rates and tax law changes in many of our international markets. This risk increases as we expand the scale of our business outside the United States, as governments impose austerity measures to cope with economic difficulties (such as in several European countries), and as some countries consider increasing taxes to generate revenue or discourage excess consumption.

OUR FISCAL 2013 EARNINGS OUTLOOK

We expect the global economic environment to remain uncertain, particularly in Europe, and foreign exchange rates to negatively impact our fiscal 2013 diluted earnings per share outlook by $0.11 at current spot rates. In addition, we are planning for price increases across our much of our portfolio and expect this to be a larger contributor to our overall profit growth in fiscal 2013. Given the uncertainty surrounding the economic environment and the consumer and the trade response to pricing, we are establishing a $0.40 per diluted share guidance range of $3.60 to $4.00 for our fiscal 2013 diluted earnings per share. This compares to fiscal 2012 diluted earnings per share of $3.56 reported, which included $0.04 per diluted share associated with the Hopland based wine business. We anticipate fiscal 2013 underlying net sales and operating income growth in the high single digits, comparable to fiscal 2012 levels and in-line with historic long-term rates of growth.

RESULTS OF OPERATIONS

Our total diluted earnings per share were $3.56 for fiscal 2012. Our business includes strong brands representing spirits such as whiskey, bourbon, vodka, tequila, and liqueur, as well as wine and champagnes. The largest market for our brands is the United States, which generally prohibits wine and spirits manufacturers from selling their products directly to consumers. Instead, we sell our products to wholesale distributors or state-owned operators, who then sell the products to retailers, who in turn sell to consumers. We use a similar tiered distribution system in many markets outside the United States, but we distribute our own products in several markets, including Australia, Brazil, Canada, China, the Czech Republic, Germany, Korea, Mexico, Poland, Taiwan, and Turkey.

Distributors and retailers normally keep some of our products in inventory, so retailers can sell more (or less) of our products to consumers than distributors buy from us during any given period. Because we generally record revenues when we ship our products to distributors, our sales for a period do not necessarily reflect actual consumer purchases during that period. Ultimately, consumer demand determines the underlying health and financial results of our brands and business. The beverage alcohol industry generally uses “depletions” (shipments direct to retailers or from distributors to wholesalers and retailers) to approximate consumer demand. We also purchase syndicated data and monitor inventory levels in the trade to better understand how well depletions represent consumer demand.

FISCAL 2012 COMPARED TO FISCAL 2011

Net sales of $3.6 billion increased 6%, or $210 million, compared to fiscal 2011. We continued to expand our international footprint, as reported net sales outside the United States grew at double-digit rates compared to essentially flat net sales in the United States. The year-over-year comparison of our net sales in the United States were hurt by the sale of Hopland-based wine brands in fiscal 2011 by approximately $67 million. Our net sales outside the United States now constitute 58% of our total sales, compared to 55% a year ago. Just 10 years ago, sales outside the United States constituted less than 25% of our total net sales.

The major factors driving our fiscal 2012 change in net sales were:

		Change vs. 2011
Underlying change in net sales		9%
Volume	10%
Net price/mix	(1)%
Estimated net change in trade inventories		(1)%
Sale of Hopland-based wine business		(2)%

Reported change in net sales		6%

Sales discounts increased by about 15% in fiscal 2012, which adversely affected our net price/mix, as shown above. The increase in sales discounts resulted in part from owning more of our own distribution networks in Germany, Brazil, and Turkey and higher overall volumes.

“Estimated net change in trade inventories” refers to the estimated financial impact of changes in distributor inventories for our brands. We compute this effect using our estimated depletion trends and separately identify distributor inventory changes in our explanation of changes for our key measures. We then adjust the percentage variances from the prior year to the current year for our key measures. We believe that separately identifying the impact of this item helps to explain how varying levels of distributor inventories can affect our business.

We attribute our 9% underlying growth in net sales during fiscal 2012 primarily to (a) the strong performance of the Jack Daniel’s Family of Brands, reflecting the successful introduction of Jack Daniel’s Tennessee Honey in the United States, acceleration in the growth of Jack Daniel’s Tennessee Whiskey globally, and the international expansion of Gentleman Jack, Jack Daniel’s Single Barrel, and Jack Daniel’s RTD products; and (b) the performance of Finlandia, agency brands, Woodford Reserve, New Mix, and Herradura.

These gains were partially offset by declines in net sales (a) for some brands including Southern Comfort, Canadian Mist, and Korbel; and (b) for Fetzer (which we sold in April 2011 but marketed as an agency brand through December 2011).

We experienced the most significant underlying growth in net sales in the United States, Mexico, Germany, Russia, Australia, the United Kingdom, France, Turkey, and Brazil, while net sales declined in some countries, including China, Italy, and Korea.

Here are some details on our volume and net sales changes for the year:

•

Global depletions for Jack Daniel’s Tennessee Whiskey grew for the 20th consecutive year, reaching 10.8 million nine-liter cases, up 8% for fiscal 2012. The brand’s expansion was fueled by 12% growth internationally, while volumes were up 2% in the United States.

The overall distilled spirits category in the United States continued to grow during fiscal 2012. Industry trends as measured by National Alcohol Beverage Control Association (NABCA) data indicate that total distilled spirits volume grew 3.4% for the 12 months ended April 30, 2012, while Jack Daniel’s improved 2.7% — a significant improvement compared to its slight decline in fiscal 2011. Perhaps more impressive is that the Jack Daniel’s Family of brands grew volumes 9% (per NABCA), outstripping total distilled spirits growth and the majority of the family’s major competitors on both a volume and dollar basis in the NABCA markets.

Consumer demand increased and expanded for this iconic, authentic American whiskey outside the United States, with gains throughout most of Europe, Latin America, Asia, and travel retail. The brand surpassed 500,000 nine-liter cases this fiscal year in both Germany and France. Four markets were also added where the brand exceeded the 100,000 nine-liter case level, including Mexico, Russia, Turkey, and Heinemann. The brand’s largest market outside the United States, the United Kingdom, registered 6% growth in depletions. Net sales for the brand globally increased at a high-single-digit rate on both an as-reported and a constant-currency basis.

•

Net sales of both Gentleman Jack (depletions approaching 400,000 nine-liter cases globally) and Jack Daniel’s Single Barrel grew at double-digit rates on both an as-reported and a constant-currency basis, fueled by international expansion of these brands.

•

The introduction of the Jack Daniel’s Tennessee Honey boosted our overall growth in the United States. Depletions in the brand’s first full year exceeded 450,000 nine-liter cases and the brand was named to IMPACT’s ‘Hot Brands’ list in calendar 2011.

•

Jack Daniel’s RTDs registered double-digit growth in net sales on both an as-reported and a constant-currency basis, as the various expressions benefitted from volumetric gains in Germany, Mexico, and the United Kingdom and from geographic expansion into other markets including Poland, Japan, and South Africa and price increases in Germany and Australia.

•

Finlandia net sales grew in the high single digits on both an as-reported and constant-currency basis fueled by high single-digit depletion gains. Net sales and depletions benefitted from higher volumes in Russia, due in part to soft comparisons to a year ago resulting from disruption following a distributor change. Poland and several other countries in Europe, Latin America, and Asia also contributed to the brand’s net sales and depletions growth.

•

Southern Comfort’s family of brands’ global depletions declined 2% in fiscal 2012 while its net sales declined in the high single-digits on both an as-reported and a constant-currency basis, driven by depletion declines for the parent brand in its largest market, the United States. The introduction of Southern Comfort Pepper line extension in the same market and the expansion of Southern Comfort Lime into a few international markets have partially offset these declines. This brand’s performance has been adversely affected by increased competition from flavored whiskeys, flavored vodkas, and spiced rums, particularly those often consumed in the more traditional shot occasion. We have already begun a number of initiatives that we believe will continue to improve the trends for Southern Comfort including a new consumer engagement plan focusing on the parent brand, a new drinks strategy, expansion of Lime and RTDs into markets overseas, the introduction of other line extension and flavors such as Southern Comfort Bold Cherry, a planned major re-allocation of resources from promotional activity to media investment, and the launch of a new parent formulation in the U.S.

•

El Jimador net sales on both an as-reported and a constant currency basis declined in the low single-digits in fiscal 2012 as a result of higher promotional activities in the competitive price category in which the brand plays in both the United States and Mexico, while depletions grew 1%.

•

Overall depletion and net sales performance were mixed for our other brands. Several of our super-premium priced brands registered depletion gains in fiscal 2012, including Herradura, Woodford Reserve, and Sonoma-Cutrer. Meanwhile, Canadian Mist, and Korbel recorded depletion declines in fiscal 2012.

This table highlights our major brands’ worldwide depletion results for fiscal 2012:

	Nine-Liter Cases (000s)	% Change vs. 2011
Jack Daniel’s Family	18,015	12%
Jack Daniel’s Tennessee Whiskey	10,760	8%
Jack Daniel’s RTDs/RTP(1)	6,265	12%
New Mix RTDs(2)	5,375	10%
Finlandia	3,130	7%
Southern Comfort Family	2,475	(2)%
Canadian Mist Family	1,650	(4)%
Korbel Champagnes	1,285	(3)%
El Jimador	1,225	1%
Super-Premium Other(3)	1,115	9%

(1)

Jack Daniel’s RTD and RTP products include all RTD line extensions of Jack Daniel’s, such as Jack Daniel’s & Cola, Jack Daniel’s & Diet Cola, Jack & Ginger, Jack Daniel’s & Soda, Jack Daniel’s Country Cocktails, and the seasonal Winter Jack.

(2)	New Mix is a tequila-based RTD brand we acquired in January 2007 as part of the Casa Herradura acquisition, initially sold only in Mexico but introduced in a few U.S. markets and Canada.

(3)	Includes Chambord liqueur and flavored vodka, Herradura, Sonoma-Cutrer, Tuaca, and Woodford Reserve.

Cost of sales of $928 million increased $66 million, or 8%, during fiscal 2012. Volumetric growth, higher input costs, including corn and glass, and an increase in fuel costs were the main contributors to growth in costs of sales for the year. Additionally, the transition services agreement with the buyer of Fetzer Vineyards (which included Fetzer winery, its bottling facility and vineyards, as well as the Fetzer brand and other Hopland,

California-based wines) expired on December 31, 2011, resulted in lower costs compared to the prior year. The following table highlights the major changes in cost of sales for the year.

Change vs. 2011
Underlying change in cost of sales	7%
Cost increases / mix	3%
Sale of Hopland-based wine business	(2)%

Reported change in cost of sales	8%

Gross profit of $1,795 million increased $71 million, or 4%, during fiscal 2012. Gross profit was hurt by a reduction in gross profit associated with the Hopland-based wine business sale and foreign exchange. The same factors that drove the increase in underlying net sales for the year also contributed to the underlying growth in gross profit for the same period. Similarly, the same factors that contributed to the increase in cost of goods for the year partially offset the underlying growth in net sales for the same period. The table below summarizes the major factors that contributed to gross profit growth for the year.

Change vs. 2011
Underlying change in gross profit	8%
Foreign exchange	(1)%
Sale of Hopland-based wine business	(3)%

Reported change in gross profit	4%

“Foreign exchange” refers to net gains or losses resulting from our sales and purchases in currencies other than the dollar. We disclose this separately to explain our business changes on a constant-currency basis, because exchange rate fluctuations can distort the underlying growth of our business (both positively and negatively). To filter out the effect of foreign exchange fluctuations, we translate current year results at prior-year rates. In fiscal 2012, the stronger dollar hurt our gross profit, operating income, and earnings per share but benefited our advertising expense and selling, general, and administrative expenses. Although foreign exchange volatility is a reality for a global company, we routinely review our performance on a constant-currency basis. Separately identifying foreign exchange’s effect on major line items of the consolidated statement of operations makes our underlying business performance more transparent.

The higher cost of sales and a significantly lower gross margin earned from the Hopland-based wine business this year, were the primary factors driving gross margin of 49.7% down from 50.7% in the prior year period. The environment is improving in many markets around the world, and we plan to seek opportunities during fiscal 2013 to take price increases on some of our brands in several of our markets. This should offset some of the cost of sales and excise tax increases we have absorbed during the economic downturn.

Advertising expenses of $395 million were up $29 million, or 8%, due in part to (a) increased investments behind el Jimador, Finlandia, and agency brands in Mexico and Brazil; and (b) support for the introduction of line extensions (notably Jack Daniel’s Tennessee Honey in the United States, Jack Daniel’s & Soda in Japan, Jack Daniel’s RTD geographic expansions, and Southern Comfort Fiery Pepper in the United States). Overall advertising spending excluding the effect of the sale of Hopland-based wine business was up 9%.

Change vs. 2011
Underlying change in advertising	9%
Sale of Hopland-based wine business	(1)%

Reported change in advertising	8%

We strive to optimize our mix of total brand investment by reallocating resources among brands, geographies, and channels to reach consumers around the world effectively and efficiently. We will remain flexible in directing brand spending and resources to activities that support the business in the current environment while positioning our company for long-term growth.

Selling, general, and administrative (SG&A) expenses increased $36 million, or 6%, as shown in the following table:

Change vs. 2011
Underlying change in SG&A	6%
Foreign exchange	1%
Absence of prior year dispute settlement	(1)%

Reported change in SG&A	6%

Inflation on salary and benefit related expenses, foreign exchange, investments in organizational capabilities in emerging markets such as China, and the establishment of our own route-to-consumer structure in Turkey contributed to the year over year increase in selling, general and administrative expenses.

“Dispute settlement” refers to the favorable resolution of a dispute in an international market relating to the importation of our brands.

Other income decreased $75 million in fiscal 2012, due primarily to the absence of the $53 million pre-tax gain we realized on the sale of Hopland-based wine business, of which $62 million3 was reflected in other income.

Operating income was $788 million in fiscal 2012, a decline of $67 million, or 8%, over fiscal 2011. Operating income benefitted from 9% underlying operating income growth but was hurt by both the absence of the gain on sale and reduction in profits associated with the Hopland-based wine business which was sold in April 2011 and by foreign exchange.

The chart below summarizes the major factors contributing to the decrease in operating income for the year and identifies our underlying operating income growth for fiscal 2012 of 9%.

Change vs. 2011
Underlying change in operating income	9%
Absence of prior year dispute settlement	(1)%
Estimated net change in trade inventories	(1)%
Foreign exchange	(3)%
Sale of Hopland-based wine business	(12)%

Reported change in operating income	(8)%

Positive factors influencing our underlying growth in operating income for the year included:

•	higher consumer demand for Jack Daniel’s Tennessee Whiskey internationally, particularly in Russia, Germany, France, and the United Kingdom;

•	the introduction of Jack Daniel’s Tennessee Honey in the United States;

[3]	See Note 13 to our consolidated financial statements for a breakdown of the details of the gain reflected in our accompanying consolidated statement of operations.

•

continued gains for Jack Daniel’s RTD products in Germany, Mexico, and the United Kingdom and from expansion into other markets including Poland, Japan, and South Africa, and price gains in Germany and Australia;

•	growth of Finlandia;

•	gains for several other brands, including Gentleman Jack, Jack Daniel’s Single Barrel, Woodford Reserve, New Mix, Herradura, and agency brands.

These positive factors were partially offset by an increase in operating expenses. Investment in advertising behind our brands, inflation in selling general and administrative expenses, mainly salary and benefit related, investment in organizational capabilities in emerging markets such as China, and the establishment of our own route-to-consumer structure in Turkey contributed to the year over year increase in operating expenses.

Operating margin (operating income divided by net sales) declined to 21.8% in fiscal 2012 from 25.1% in fiscal 2011. The decline reflected the absence of the fiscal 2011 gain on the sale of our Hopland-based wine business and lower margins earned from the Hopland-based wine business this year (which combined, reduced operating margin by 2.2% points), a stronger dollar, and higher input costs.

Interest expense (net) increased by $2 million compared to fiscal 2011, reflecting higher long term debt offset partially by lower short term borrowings and additional swaps to a floating rate on our bonds due 2014.

Our effective tax rate for fiscal 2012 was 32.5% compared to 31.0% in fiscal 2011. The increase in our effective tax rate was driven primarily by the absence of an adjustment made during fiscal 2011 to reverse $8 million of income tax expense that we incorrectly recognized in prior periods. We believe the impact of this error and the cumulative out-of-period adjustment to correct the error were insignificant to our consolidated financial statements for that period and any prior periods.

Diluted earnings per share were $3.56 in fiscal 2012, down 9% from the diluted earnings per share reported for fiscal 2011. This decline resulted from the same factors that contributed to the decrease in operating income and was also hurt by higher net interest expense and a higher effective tax rate. These factors were only partially offset by fewer shares outstanding after share repurchases.

FISCAL 2011 COMPARED TO FISCAL 2010

Net sales increased $178 million, or 6%, reflecting the benefit of a weaker dollar and underlying growth in net sales. Our underlying net sales grew 4% for the year, led by Jack Daniel’s Tennessee Whiskey, Jack Daniel’s RTDs, el Jimador, Gentleman Jack, Herradura, Woodford Reserve, and Sonoma-Cutrer, as well as new line extensions such as Jack Daniel’s Tennessee Honey, Southern Comfort Lime, and Chambord Vodka. These gains were partially offset by lower used-barrel sales and net sales declines for Southern Comfort, Fetzer (which we sold in April 2011), and a vodka brand in Poland (Maximus). Australia, the United Kingdom, Mexico, Turkey, Germany, and France were the most significant countries that experienced underlying growth in net sales, while net sales declined in some countries, including Poland and Greece.

Jack Daniel’s Tennessee Whiskey registered depletion growth for the 19th consecutive year, up 4% globally. Jack Daniel’s RTDs grew depletions 17% globally, fueled by strong gains in Australia and Germany as well as continued expansion into other markets. The el Jimador brand grew 8% globally as it registered strong double-digit depletion gains in the important United States market, mid-single-digit growth in Mexico, and continued expansion into markets outside the United States. Gentlemen Jack depletions grew at a double-digit rate and Jack Daniel’s Single Barrel depletions grew at a mid-single-digit rate. Worldwide depletions for Finlandia fell 2%, due largely to the anticipated disruption related to a distribution change in Russia. Worldwide depletions for Southern Comfort’s family of brands declined 3%, caused in part by increased competition from flavored whiskeys, flavored vodkas, and spiced rums. Overall depletion performance during fiscal 2011 was mixed for the other brands in our portfolio. Several of our super-premium brands registered depletion gains, including Herradura, Chambord, Woodford Reserve, and Sonoma-Cutrer. Meanwhile, Fetzer (which we sold in April 2011), Canadian Mist, and Early Times recorded depletion declines.

Cost of sales was essentially flat with fiscal 2010, growing only $4 million, or less than 1%. A higher cost of sales associated with increases shipment growth was partially offset by improvements associated with production efficiencies resulting from higher demand for our Jack Daniel’s products, cost savings from consolidation of production operations and various renegotiated contracts, and less value-added packaging costs.

Gross profit grew $113 million, or 7%, outpacing the rate of net sales growth for the year. In addition to the same factors that affected the increase in net sales — that is, foreign exchange and underlying growth – gross profit was helped by cost-of-goods-sold improvements discussed above. Gross margin improved from 50.0% in fiscal 2010 to 50.7% in fiscal 2011, reflecting the benefit of improved cost of goods sold.

Advertising expenses were up $16 million, or 5%, due in part to increased investments behind the Jack Daniel’s family of brands, Herradura, el Jimador, New Mix, and Woodford Reserve and support to launch new line extensions (notably Jack Daniel’s Tennessee Honey, Southern Comfort Lime, and Chambord Vodka). We strove to optimize our mix of total brand investment by focusing resources among brands, geographies, and channels that we believe enable us to reach consumers around the world effectively and efficiently. New line extensions and the geographic expansion of our portfolio internationally received increased focus and support.

Selling, general, and administrative expenses increased $35 million, or 6%. Several factors contributed to the higher spending in fiscal 2011, including foreign exchange, an increase of approximately $20 million in pension and other postretirement benefit expense influenced by a lower discount rate and strategic investments that we believe position us for the long-term such as costs associated with route-to-consumer changes and investments in capabilities. Costs associated with the sale of our Hopland-based wine business were transaction-related costs that additionally increased SG&A. A favorable resolution of a dispute in an international market relating to the importation of our brands lowered our SG&A.

Other income increased $83 million in fiscal 2011, due primarily to the $53 million pre-tax gain we realized on the sale of our Hopland-based wine business, of which $62 million was reflected in other income and the absence of the $12 million non-cash impairment write-down of the Don Eduardo brand name during fiscal 2010.

Operating income of $855 million in fiscal 2011 increased $145 million, or 20%, compared to fiscal 2010. Operating income benefitted from the $53 million pre-tax gain on the sale of our Hopland-based wine business, underlying operating income growth, a weaker dollar, the absence of the $12 million write-down of the Don Eduardo brand name, and a net increase in estimated trade inventory levels. Operating income was reduced by expenses associated with higher pension expense, strategic investments in several markets around the world, including costs associated with route-to-consumer changes, and expenses associated with the sale of our Hopland-based wine business. The underlying growth in operating income was driven by (a) higher consumer demand for Jack Daniel’s Tennessee Whiskey internationally, particularly in the United Kingdom, Germany, Poland, France, and Mexico; (b) continued solid gains for RTD products in Australia and Germany and expansion of RTDs in other countries; (c) gains for several other brands, including Sonoma-Cutrer, Woodford Reserve, Chambord, Southern Comfort Lime, el Jimador, Gentleman Jack, Jack Daniel’s Single Barrel, Herradura, and Woodford Reserve; and (d) production efficiencies and cost savings. These positive factors were partially offset by higher pension expense, by lower used-barrel sales, and by volume declines for Southern Comfort, Fetzer, and a vodka brand in Poland (Maximus) which was an agency brand in fiscal 2011.

Interest expense (net) decreased by $2 million compared to fiscal 2010, reflecting lower net debt and a greater percentage of floating rate debt at lower interest rates.

Our effective tax rate for fiscal 2011 was 31.0% compared to 34.1% in fiscal 2010. The decrease resulted primarily from the absence in fiscal 2011 of discrete items that resulted in additional tax expense in fiscal 2010.

The lower effective tax rate also reflects an adjustment made during fiscal 2011 to reverse $8 million of income tax expense that we incorrectly recognized in prior periods. The impact of this error and the cumulative out-of-period adjustment to correct it were insignificant to our consolidated financial statements for the 2011 period and any prior periods.

Diluted earnings per share increased 29% to $3.90 in fiscal 2011. This growth resulted from the same factors that generated operating income growth and was also helped by a reduction of net interest expense, a lower effective tax rate, and fewer shares outstanding after share repurchases.

OTHER KEY PERFORMANCE MEASURES

Our goal is to increase the value of our shareholders’ investment consistently and sustainably over the long term. We believe that the long-term relative performance of our stock is a good indication of our success in delivering attractive returns to shareholders.

Total shareholder return.    An investment made in Brown-Forman Class B common stock over terms of one, three, five, and ten years would have significantly outperformed the returns of the S&P 500 over the same periods. Specifically, a $100 investment in our Class B stock on April 30, 2002, would have grown to approximately $345 by the end of fiscal 2012, assuming reinvestment of all dividends and ignoring personal taxes and transaction costs. This represents an annualized return of 13% over the 10-year period, compared to a comparable ten-year return in an investment in the S&P 500 of only 5%. A more recent investment in Brown-Forman Class B common stock (one year ago) would have provided a very strong return of 22% over the prior year, outpacing the 5% return of the S&P 500 for the same period.

Compound Annual Growth in

Total Shareholder Return

(as of April 30, 2012, dividends reinvested)

Return on average invested capital.    Our return on average invested capital decreased to 19.1% in fiscal 2012, driven largely by the absence of the gain on the sale of our Hopland-based wine business. We believe this return surpassed those of our wine and spirits competitors, and we expect our return on average invested capital to increase over the longer term. This expectation is based on our positive outlook for earnings growth, given the growth opportunities for our brands around the world and our continued careful management of our investments in them. We aim to maintain our industry-leading return on average invested capital over the long term.

LIQUIDITY AND CAPITAL RESOURCES

Our ability to generate cash from operations consistently is one of our most significant financial strengths. Our strong cash flows enable us to pay dividends, make appropriate capital investments, pursue brand-building programs, and make strategic acquisitions that we believe will enhance shareholder value. Investment-grade ratings of A1 from Moody’s and A from Standard & Poor’s provide us with financial flexibility when accessing global credit markets. We believe cash flows from operations are more than adequate to meet our expected operating and capital requirements.

CASH FLOW SUMMARY

(Dollars in millions)	2010	2011	2012
Operating activities	$545	$527	$516
Investing activities:
Sale of business	—	234	—
Additions to property, plant, and equipment	(34)	(39)	(58)
Sale of property, plant, and equipment	2	12	—
Other	(3)	(4)	(10)

	(35)	203	(68)

Financing activities:
Net (repayment) issuance of debt	(302)	57	(248)
Acquisition of treasury stock	(158)	(136)	(220)
Dividends paid	(174)	(326)	(192)
Other	(3)	(1)	(2)

	(637)	(406)	(662)

Foreign exchange effect	19	11	(15)

Change in cash and cash equivalents	$(108)	$335	$(229)

Cash and cash equivalents decreased $229 million in fiscal 2012 compared to an increase of $335 million in fiscal 2011, due in part to the absence of cash received from the sale of our Hopland-based wine business and the repayment of $250 million of fixed-rate debt. Cash provided by operations was $516 million in fiscal 2012 compared to $527 million in fiscal 2011. The 2% decrease primarily reflects a reduction in reported earnings due in part to lower profits associated with the Hopland-based brands and higher inventory levels.

Cash used for investing activities in fiscal 2012 was $68 million, an increase of $271 million compared to fiscal 2011, reflecting the absence of $234 million cash proceeds received from the sale of the Hopland-based wine business and an increase in capital investments.

In fiscal 2012, cash used for financing activities was $256 million more than last year, primarily reflecting the repayment of $250 million in debt that matured in April 2012 and an $84 million increase in share repurchases of our common stock. A decrease in dividends paid due to the non-recurrence of last year’s $145 million special dividend partially offset these items.

The impact on cash and cash equivalents as a result of exchange rate changes was a decrease of $15 million in fiscal 2012 compared to an increase of $11 million in fiscal 2011.

In comparing fiscal 2011 with fiscal 2010, cash provided by operations decreased $18 million, primarily reflecting an increase in cash used to fund our pension plan obligations and an increase in our working capital requirements, which were partially offset by an increase in earnings (excluding non-cash items). Cash provided by investing activities increased $238 million compared to fiscal 2010, reflecting $234 million cash proceeds received from the sale of the Hopland-based wine business. Cash used for financing activities decreased $231 million, reflecting a $359 million increase in net proceeds from debt and a reduction in share repurchases of our common stock. These were offset partially by an increase in dividend payments, including a special dividend of $145 million in December 2010. The impact of cash and cash equivalents as a result of exchange rate changes was an increase of $11 million in fiscal 2011 compared to an increase of $19 million in fiscal 2010.

Capital expenditures.    Investments in property, plant, and equipment were $34 million in fiscal 2010, $39 million in fiscal 2011, and $58 million in fiscal 2012. Expenditures over the three-year period included investments to maintain, expand, and improve production efficiency, to reduce costs, and to build our brands. Capital investments were higher in fiscal 2012 compared to the prior two fiscal years reflecting increased spending to begin expansion of our production operations to support the growing demand for Jack Daniel’s family of brands.

We expect capital expenditures for fiscal 2013 to increase significantly to a range of $100 million to $110 million, and that these investments will be funded by cash provided by operations. Our capital spending plans for fiscal 2013 include investments to expand production capacity at Jack Daniel’s, including increasing our current distillery and beginning construction on a new distillery and a new cooperage facility. Our capital plan in fiscal 2013 also includes investment to expand our capacity at Sonoma-Cutrer winery and projects that will provide cost savings opportunities, mitigate risk, and comply with regulations. As we look at our capital expenditures requirement beyond fiscal 2013, we expect our spending to be in the $100 to $130 million range for fiscal 2014 and in the $60 to $80 million range in fiscal 2015 as we complete our new distillery and cooperage expansion. We expect our capital expenditures to return to more normal levels, in the range of $40 to $50 million, in fiscal 2016.

Share repurchases.    In December 2008, our Board of Directors authorized us to repurchase $250 million of our outstanding Class A and Class B common shares over the succeeding 12 months, subject to market conditions. Under this plan, we repurchased 4,249,039 shares (23,788 of Class A and 4,225,251 of Class B) for approximately $196 million. The average repurchase price per share, including broker commissions, was $47.13 for Class A and $46.06 for Class B.

In June 2010, our Board of Directors authorized us to repurchase up to $250 million of our outstanding Class A and Class B common shares before December 1, 2010, subject to market and other conditions. Under this program, we repurchased a total of 1,965,326 shares (20,869 of Class A and 1,944,457 of Class B) for approximately $117 million. The average repurchase price per share, including broker commissions, was $59.90 for Class A and $59.60 for Class B.

As we announced on March 25, 2011, our Board of Directors authorized us to repurchase up to $250 million of our outstanding Class A and Class B common shares through November 30, 2011, subject to market conditions. Under this program, we repurchased a total of 3,372,477 shares (306,309 of Class A and 3,066,168 of Class B) for approximately $234 million. The average repurchase price per share, including broker commissions, was $69.05 for Class A and $69.43 for Class B.

This table highlights our last three share repurchase programs:

				Average Price Per		Total Spent on
				Share, Including		Stock Repurchase
Dates		Shares Purchased		Brokerage Commissions		Program
Starting	Ending	Class A	Class B	Class A	Class B	(Millions)
December 2008	December 2009	23,788	4,225,251	$47.13	$46.06	$196.0
June 2010	December 2010	20,869	1,944,457	$59.90	$59.60	$117.1
March 2011	November 2011	306,309	3,066,168	$69.05	$69.43	$234.0

Liquidity.    We continue to manage liquidity conservatively to meet current obligations, fund capital expenditures, and maintain dividends, while reserving adequate debt capacity for acquisition opportunities. With cash flow generated during fiscal 2012, we repaid a $250 million note at maturity.

We have access to several liquidity sources to supplement our cash flow from operations. Our commercial paper program, supported by our $800 million bank credit facility executed during fiscal 2012, continues to fund our short-term credit needs. We could also satisfy our liquidity needs by drawing on our bank credit facility (currently unused).

Under extreme market conditions, one or more participating banks may not be able to fully fund this credit facility. In addition to our cash flow from operations, we believe that the markets for investment-grade bonds and private placements are very accessible and provide a source of long-term financing that could provide for any additional liquidity needs.

We have high credit standards when initiating transactions with counterparties and closely monitor our counterparty risks with respect to our cash balances and derivative contracts (that is, foreign currency, commodity, and interest rate hedges). If counterparty’s credit quality were to deteriorate below our credit standards, we would either liquidate exposures or require the counterparty to post appropriate collateral.

During fiscal 2012, we entered a new five-year credit agreement with various U.S. and international banks for $800 million that expires on November 18, 2016. This agreement superseded our previous bank agreement that was scheduled to expire in April 2012. Consistent with our previous agreement, this new agreement’s quantitative covenant requires our ratio of consolidated EBITDA (as defined in the agreement) to consolidated interest expense to be at least 3 to 1. At April 30, 2012, with a ratio of 29 to 1, we were well within the covenant’s parameters.

As of April 30, 2012, we had total cash and cash equivalents of $338 million. Of this amount, $217 million was held by certain foreign subsidiaries whose earnings we expect to permanently reinvest outside of the United States. We do not expect to need the cash generated by those foreign subsidiaries to fund our domestic operations. However, in the unforeseen event that we repatriate cash from those foreign subsidiaries, we would be required to provide for and pay United States taxes on permanently repatriated funds.

We believe our current liquidity position is strong and sufficient to meet all of our financial commitments for the foreseeable future.

LONG-TERM OBLIGATIONS

We have long-term obligations related to contracts, leases, borrowing arrangements, and employee benefit plans that we enter into in the normal course of business (see Notes 4, 7, and 11 to the accompanying consolidated financial statements). The following table summarizes the amounts of those obligations as of April 30, 2012, and the years when those obligations must be paid:

LONG-TERM OBLIGATIONS(1)

(Dollars in millions)	Total	2013	2014- 2017	After 2017
Long-term debt	$506	$3	$503	$—
Interest on long-term debt	45	18	27	—
Grape purchase obligations	13	6	7	—
Operating leases	49	16	28	5
Postretirement benefit obligations(2)	47	47	n/a	n/a
Agave purchase obligations(3)	n/a	n/a	n/a	n/a

Total	$660	$90	$565	$5

(1)	Excludes liabilities for tax uncertainties, as we cannot reasonably predict the ultimate amount or timing of settlement.

(2)

As of April 30, 2012, we have unfunded pension and other postretirement benefit obligations of $281 million. Because we cannot determine the specific periods in which those obligations will be funded, the table above reflects no amounts related to those obligations other than the $47 million of expected contributions (including $41 million of expected discretionary contributions) in fiscal 2013.

(3)

As discussed in Note 4 to the accompanying consolidated financial statements, we have obligations to purchase agave, a plant whose sap forms the raw material for tequila. Because we cannot determine the specific periods in which those obligations will be paid, the above table reflects no amounts related to those obligations. As of April 30, 2012, based on current market prices, obligations under these contracts totaled $4 million.

We expect to meet these obligations with internally generated funds.

CRITICAL ACCOUNTING ESTIMATES

Our financial statements reflect some estimates involved in applying the following critical accounting policies that entail uncertainties and subjectivity. Using different estimates could have a material effect on our operating results and financial condition.

Goodwill and other intangible assets.    We have obtained most of our brands by acquiring other companies. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including intangible brand names and trademarks (“brand names”), based on estimated fair value, with any remaining purchase price recorded as goodwill. We do not amortize goodwill or intangible assets with indefinite lives. We consider all of our brand names to have indefinite lives.

We assess our goodwill and other indefinite-lived assets for impairment at least annually. If the fair value of an asset is less than its book value, we write it down to its estimated fair value. We evaluate goodwill for impairment if the book value of its reporting unit exceeds its estimated fair value. We estimate the fair value of a reporting unit using discounted estimated future cash flows. We typically estimate the fair value of a brand name using the “relief from royalty” method. We also consider market values for similar assets when available.

Considerable management judgment is necessary to estimate fair value, including making assumptions about future cash flows, discount rates, and royalty rates. Based on our long-term assumptions, we believe none of our goodwill or other intangibles are impaired.

Property, plant, and equipment.    We depreciate our property, plant, and equipment on a straight-line basis using our estimates of useful life, which are 20–40 years for buildings and improvements; 3–10 years for machinery, equipment, vehicles, furniture, and fixtures; and 3–7 years for capitalized software.

We assess our property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. When we do not expect to recover the carrying value of an asset (or asset group) through undiscounted future cash flows, we write it down to its estimated fair value. We determine fair value using discounted estimated future cash flows, considering market values for similar assets when available. Considerable management judgment is necessary to assess impairment and estimate fair value.

Pension and other postretirement benefits.    We sponsor various defined benefit pension plans as well as postretirement plans providing retiree health care and retiree life insurance benefits. Benefits are based on factors such as years of service and compensation level during employment. We expense the benefits expected to be paid over employees’ expected service. This requires us to make assumptions to determine the net benefit expense and obligations, such as interest rates, return on plan assets, the rate of salary increases, expected service, and health care cost trend rates.

The assets, obligations, and assumptions used to measure pension and retiree medical expenses are determined at the beginning of the year (“measurement date”). Because obligations are measured on a discounted basis, the discount rate is a significant assumption. It is based on interest rates for high-quality, long-term corporate debt at each measurement date. The expected return on pension plan assets reflects expected capital market returns for each asset class, which are based on historical returns, adjusted for the expected effects of diversification and active management (net of fees) of the assets. The other assumptions also reflect our historical experience and management’s best judgment regarding future expectations.

We review our assumptions on each annual measurement date. As of April 30, 2012, we have decreased the discount rate for pension obligations from 5.67% to 4.92%, and for other postretirement benefit obligations from 5.59% to 4.84%. We have also decreased the expected return on plan assets from 8.25% to 7.75% as a result of lower capital markets return expectations for our current asset allocation. Using these assumptions, we estimate our pension and postretirement benefit expense for fiscal 2013 will be approximately $48 million, compared to $35 million for fiscal 2012. A decrease/increase of 25 basis points in the assumed discount rate would increase/decrease the fiscal 2013 expense by approximately $3 million. A decrease/increase of 25 basis points in the assumed return on plan assets would increase/decrease the fiscal 2013 expense by approximately $1 million.

Income taxes.    Our annual effective tax rate is based on our income and the statutory tax rates in the many jurisdictions where we do business. In fiscal 2012, our annual effective income tax rate was 32.5%, compared to 31.0% in fiscal 2011. The increase in our effective tax rate was caused primarily by the absence in fiscal 2012 of an adjustment made during fiscal 2011 to reverse $8 million of income tax expense that was incorrectly recognized in prior periods. We believe the impact of this error and the cumulative out of period adjustment to correct the error is insignificant to our consolidated financial statements for that period and any prior periods.

Significant judgment is required in evaluating our tax positions. We establish liabilities when some positions are likely to be challenged and may not succeed, despite our belief that our tax return positions are fully supportable. We adjust these liabilities in light of changing circumstances, such as the progress of a tax audit. We believe current liabilities are appropriate for all known contingencies, but this situation could change.

Years can elapse before we can resolve a particular matter for which we have established a tax liability. Although predicting the final outcome or the timing of resolution of any particular tax matter can be difficult, we believe our liabilities reflect the likely outcome of known tax contingencies. Unfavorable settlement of any particular issue could require use of our cash; conversely, a favorable resolution could result in either reduced cash tax payments, or the reversal of previously established liabilities, or some combination of these, which could reduce our effective tax rate.

Contingencies.    We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe these loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies are recorded as of April 30, 2012.

Recent accounting pronouncements.    During fiscal 2012, we adopted new guidance for measuring fair value and for disclosing information about fair values. Adopting this new accounting guidance had no material impact on our financial statements.

New guidance for the presentation of comprehensive income and for testing goodwill for impairment will become effective for us during fiscal 2013. We do not expect our adoption of this guidance to have a material impact on our financial statements.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

OUR MARKET RISKS

We are exposed to market risks arising from adverse changes in (a) foreign exchange rates, (b) commodity prices affecting the cost of our raw materials and energy, and (c) interest rates. We try to manage risk responsibly through a variety of strategies, including production initiatives and hedging strategies. Our foreign currency hedging contracts are subject to changes in exchange rates, our commodity futures and option contracts are subject to changes in commodity prices, and some of our debt obligations are subject to changes in interest rates. We discuss these exposures below and also provide a sensitivity analysis as to the effect the changes could have on our results of operations.

Please see Note 4 to our consolidated financial statements for details on our grape and agave purchase obligations, which are exposed to commodity price risk, and “Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our pension and other postretirement plans’ exposure to interest rate risks. Also, please see “Item 1A. Risk Factors” for details on how economic conditions affecting market risks also affect the demand for and pricing of our products.

Foreign Exchange.    Foreign currencies’ strength relative to the dollar affects sales and the cost of purchasing goods and services, including advertising, selling, general, and administrative expenses, in our markets. We estimate that our foreign currency revenue for our largest exposures will exceed our foreign currency expenses by approximately $640 million in fiscal 2013. Foreign exchange rates also affect the carrying value of our foreign-currency-denominated assets and liabilities.

If we did not hedge these foreign currency exposures, our results of operations and financial position would improve when the dollar weakens against foreign currencies and decline when the dollar strengthens against them. But we routinely use foreign currency forward and option contracts to hedge our transactional foreign exchange risk and, in some circumstances, our net asset exposure. If these contracts remain effective, we will not recognize any unrealized gains or losses until we either recognize the underlying hedged transactions in earnings or convert the underlying hedged net asset exposures. At April 30, 2012, our total foreign currency hedges had a notional value of $510 million, with a maximum term outstanding of 24 months, and a net unrealized loss of $5 million.

As of April 30, 2012, we hedged approximately 48% of our total transactional exposure to foreign exchange fluctuations in 2013 for our major currencies by entering into foreign currency forward and option contracts. Considering these hedges, we estimate that a 10% increase in the average value of the dollar in 2013 relative to the fiscal 2012 effective exchange rates for our significant currency exposures would reduce our fiscal 2013 operating income by approximately $35 million. Conversely, a 10% decline in the value of the dollar relative to fiscal 2012 effective rates would increase our fiscal 2013 operating income by approximately $36 million.

Commodity Prices.    Commodity prices are affected by weather, supply and demand, and other geopolitical and economic variables. We use futures contracts and options to reduce corn’s price volatility. At April 30, 2012, we had outstanding derivative contracts on approximately two million bushels of corn with net unrealized loss of less than $1 million. We estimate that a 10% decrease in corn prices would increase the net unrealized loss at April 30, 2012, by $1 million. Beginning in fiscal year 2013 to reduce price volatility, we plan on using deliverable contracts for corn, rather than futures contracts and options. We expect to mitigate the effect of some of the increases in our raw material costs throughout ongoing production and cost saving initiatives, and targeted increases in prices for our brands.

Our comprehensive environmental sustainability strategy includes (a) assessing climate change risks related to the availability and prices of our key agricultural inputs, including grains, agave, and grapes, and

(b) mitigating these risks where appropriate. We are now in the process of assessing risks in our operations and supply chain related to water availability and quality in order to formalize strategies to address these risks. In concert with these measures, we have set clear goals to reduce energy use, wastewater and greenhouse gas emissions on a per unit basis as well as strive for zero waste sent to landfill from our facilities, which we believe will improve our business operations.

Interest Rates.    Our cash and cash equivalents, variable-rate debt, and fixed-to-floating interest rate swaps are exposed to the risk of changes in interest rates. Based on the April 30, 2012, net balance of these items, a 1% point increase in interest rates would result in $2 million less net interest expense.

Item 8.     Financial Statements and Supplementary Data

BROWN-FORMAN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts)

Year Ended April 30,	2010	2011	2012
Net sales	$3,226	$3,404	$3,614
Excise taxes	757	818	891
Cost of sales	858	862	928

Gross profit	1,611	1,724	1,795
Advertising expenses	350	366	395
Selling, general, and administrative expenses	539	574	610
Amortization expense	5	5	3
Other expense (income), net	7	(76)	(1)

Operating income	710	855	788
Interest income	3	3	3
Interest expense	31	29	31

Income before income taxes	682	829	760
Income taxes	233	257	247

Net income	$449	$572	$513

Earnings per share:
Basic	$3.03	$3.92	$3.59
Diluted	$3.02	$3.90	$3.56

The accompanying notes are an integral part of the consolidated financial statements.

BROWN-FORMAN CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

April 30,	2011	2012
ASSETS
Cash and cash equivalents	$567	$338
Accounts receivable, less allowance for doubtful accounts of $18 in 2011 and $9 in 2012	496	475
Inventories:
Barreled whiskey	330	388
Finished goods	150	159
Work in process	120	115
Raw materials and supplies	47	50

Total inventories	647	712
Current deferred tax assets	48	36
Other current assets	218	188

Total current assets	1,976	1,749
Property, plant, and equipment, net	393	399
Goodwill	625	617
Other intangible assets	670	668
Deferred tax assets	12	6
Other assets	36	38

Total assets	$3,712	$3,477

LIABILITIES
Accounts payable and accrued expenses	$412	$386
Accrued income taxes	32	10
Current deferred tax liabilities	8	1
Short-term borrowings	—	4
Current portion of long-term debt	255	3

Total current liabilities	707	404
Long-term debt, less unamortized discount of $2 in 2011 and $1 in 2012	504	503
Deferred tax liabilities	150	158
Accrued pension and other postretirement benefits	203	278
Other liabilities	88	65

Total liabilities	1,652	1,408
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock:
Class A, voting, $0.15 par value (57,000,000 shares authorized; 56,964,000 shares issued)	9	9
Class B, nonvoting, $0.15 par value (100,000,000 shares authorized; 99,363,000 shares issued)	15	15
Additional paid-in capital	55	49
Retained earnings	2,710	3,031
Accumulated other comprehensive (loss) income, net of tax:
Pension and other postretirement benefits adjustment	(165)	(220)
Cumulative translation adjustment	48	(7)
Unrealized loss on cash flow hedge contracts	(14)	(3)
Treasury stock, at cost (11,337,000 and 14,253,000 shares in 2011 and 2012, respectively)	(598)	(805)

Total stockholders’ equity	2,060	2,069

Total liabilities and stockholders’ equity	$3,712	$3,477

The accompanying notes are an integral part of the consolidated financial statements.

BROWN-FORMAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

Year Ended April 30,	2010	2011	2012
Cash flows from operating activities:
Net income	$449	$572	$513
Adjustments to reconcile net income to net cash provided by operations:
Gain on sale of business	—	(38)	—
Non-cash asset write-downs	12	—	—
Depreciation and amortization	59	56	49
Stock-based compensation expense	8	9	9
Deferred income taxes	11	27	53
Other	(1)	(2)	1
Changes in assets and liabilities, excluding the effects of sale of business:
Accounts receivable	(35)	(57)	2
Inventories	21	(42)	(88)
Other current assets	24	(2)	19
Accounts payable and accrued expenses	(14)	21	19
Accrued income taxes	(2)	7	(13)
Noncurrent assets and liabilities	13	(24)	(48)

Cash provided by operating activities	545	527	516
Cash flows from investing activities:
Proceeds from sale of business	—	234	—
Additions to property, plant, and equipment	(34)	(39)	(58)
Proceeds from sale of property, plant, and equipment	2	12	—
Acquisition of brand names and trademarks	—	(1)	(7)
Computer software expenditures	(3)	(3)	(3)

Cash (used for) provided by investing activities	(35)	203	(68)
Cash flows from financing activities:
Net change in short-term borrowings	(149)	(188)	4
Repayment of long-term debt	(153)	(3)	(252)
Proceeds from long-term debt	—	248	—
Debt issuance costs	—	(2)	—
Net payments related to exercise of stock-based awards	(6)	(7)	(10)
Excess tax benefits from stock-based awards	3	8	8
Acquisition of treasury stock	(158)	(136)	(220)
Dividends paid	(174)	(326)	(192)

Cash used for financing activities	(637)	(406)	(662)
Effect of exchange rate changes on cash and cash equivalents	19	11	(15)

Net (decrease) increase in cash and cash equivalents	(108)	335	(229)
Cash and cash equivalents, beginning of period	340	232	567

Cash and cash equivalents, end of period	$232	$567	$338

Supplemental disclosure of cash paid for:
Interest	$32	$26	$33
Income taxes	$219	$203	$203

The accompanying notes are an integral part of the consolidated financial statements.

BROWN-FORMAN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in millions, except per share amounts)

Year Ended April 30,	2010	2011	2012
Class A Common Stock, balance at beginning and end of year	$9	$9	$9

Class B Common Stock, balance at beginning and end of year	15	15	15

Additional Paid-in Capital:
Balance at beginning of year	67	59	55
Stock-based compensation expense	8	9	9
Loss on issuance of treasury stock issued under compensation plans	(19)	(21)	(23)
Excess tax benefits from stock-based awards	3	8	8

Balance at end of year	59	55	49

Retained Earnings:
Balance at beginning of year	2,189	2,464	2,710
Net income	449	572	513
Cash dividends ($1.18, $2.24, and $1.34 per share in 2010, 2011, and 2012, respectively)	(174)	(326)	(192)

Balance at end of year	2,464	2,710	3,031

Accumulated Other Comprehensive (Loss) Income, Net of Tax:
Balance at beginning of year	(133)	(176)	(131)
Net other comprehensive (loss) income	(43)	45	(99)

Balance at end of year	(176)	(131)	(230)

Treasury Stock, at Cost:
Balance at beginning of year	(331)	(476)	(598)
Acquisition of treasury stock	(158)	(136)	(220)
Stock issued under compensation plans	13	14	13

Balance at end of year	(476)	(598)	(805)

Total Stockholders’ Equity	$1,895	$2,060	$2,069

Class A Common Shares Outstanding (in thousands):
Balance at beginning of year	56,590	56,601	56,561
Acquisition of treasury stock	(12)	(40)	(310)
Stock issued under compensation plans	23	—	—

Balance at end of year	56,601	56,561	56,251

Class B Common Shares Outstanding (in thousands):
Balance at beginning of year	93,537	90,362	88,429
Acquisition of treasury stock	(3,398)	(2,200)	(2,851)
Stock issued under compensation plans	223	267	245

Balance at end of year	90,362	88,429	85,823

Total Common Shares Outstanding (in thousands)	146,963	144,990	142,074

The accompanying notes are an integral part of the consolidated financial statements.

BROWN-FORMAN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions)

Year Ended April 30,	2010	2011	2012
Net income	$449	$572	$513
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of tax of $(5), $(9), and $7 in 2010, 2011, and 2012, respectively	21	37	(55)
Amounts related to postretirement benefit plans:
Net actuarial (loss) gain and prior service cost, net of tax of $46, $(9), and $42 in 2010, 2011, and 2012, respectively	(66)	13	(67)
Reclassification to earnings, net of tax of $(2), $(8), and $(8) in 2010, 2011, and 2012, respectively	3	12	12
Amounts related to cash flow hedges:
Net (loss) gain on hedging instruments, net of tax of $7, $10, and $(3) in 2010, 2011, and 2012, respectively	(11)	(17)	6
Reclassification to earnings, net of tax of $(6) in 2010 and $(3) in 2012	10	—	5

Net other comprehensive (loss) income	(43)	45	(99)

Total comprehensive income	$406	$617	$414

The accompanying notes are an integral part of the consolidated financial statements.

BROWN-FORMAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, except Per Share Data)

1. ACCOUNTING POLICIES

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States (GAAP). We also apply the following accounting policies when preparing our consolidated financial statements:

Principles of consolidation.    Our consolidated financial statements include the accounts of all subsidiaries in which we have a controlling financial interest. We use the equity method to account for investments in affiliates over which we can exercise significant influence (but not control). We carry all other investments in affiliates at cost. We eliminate all intercompany transactions.

Cash equivalents.    Cash equivalents include bank demand deposits and all highly liquid investments with original maturities of three months or less.

Allowance for doubtful accounts.    We evaluate the collectability of accounts receivable based on a combination of factors. When we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance to reduce the net recognized receivable to the amount we believe will be collected. We write off the uncollectable amount against the allowance when we have exhausted our collection efforts.

Inventories.    We state inventories at the lower of cost or market, with approximately 63% of consolidated inventories being valued using the last-in, first-out (LIFO) method. We value the remainder primarily using the first-in, first-out (FIFO) method. FIFO cost approximates current replacement cost. If we had used the FIFO method for all inventories, they would have been $204 and $213 higher than reported at April 30, 2011 and 2012, respectively.

Whiskey must be aged in barrels for several years, so we bottle and sell only a portion of our whiskey inventory each year. Following industry practice, we classify all barreled whiskey as a current asset. We include warehousing, insurance, ad valorem taxes, and other carrying charges applicable to barreled whiskey in inventory costs.

We classify bulk wine and agave inventories as work in process.

Property, plant, and equipment.    We state property, plant, and equipment at cost less accumulated depreciation. We calculate depreciation on a straight-line basis using our estimates of useful life, which are 20–40 years for buildings and improvements; 3–10 years for machinery, equipment, vehicles, furniture, and fixtures; and 3–7 years for capitalized software.

We assess our property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. When we do not expect to recover the carrying value of an asset (or asset group) through undiscounted future cash flows, we write it down to its estimated fair value. We determine fair value using discounted estimated future cash flows, considering market values for similar assets when available.

When we retire or dispose of property, plant, and equipment, we remove its cost and accumulated depreciation from our balance sheet and reflect any gain or loss in operating income. We expense the costs of repairing and maintaining our property, plant, and equipment as we incur them.

BROWN-FORMAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions, except Per Share Data)

1. ACCOUNTING POLICIES (Continued)

Goodwill and other intangible assets.    We have obtained most of our brands by acquiring other companies. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including intangible brand names and trademarks (“brand names”), based on estimated fair value, with any remaining purchase price recorded as goodwill. We do not amortize goodwill or intangible assets with indefinite lives. We consider all of our brand names to have indefinite lives.

We assess our goodwill and other indefinite-lived intangible assets for impairment at least annually. If the fair value of an asset is less than its book value, we write it down to its estimated fair value. We evaluate goodwill for impairment if the book value of its reporting unit exceeds its estimated fair value. We estimate the fair value of a reporting unit using discounted estimated future cash flows. We typically estimate the fair value of a brand name using the “relief from royalty” method. We also consider market values for similar assets when available. Considerable management judgment is necessary to estimate fair value, including the selection of assumptions about future cash flows, discount rates, and royalty rates.

Foreign currency translation.    The U.S. dollar is the functional currency for most of our consolidated operations. For those operations, we report all gains and losses from foreign currency transactions in current income. The local currency is the functional currency for some foreign operations. For those investments, we report cumulative translation effects as a component of accumulated other comprehensive income (loss), a component of stockholders’ equity.

Revenue recognition.    We recognize revenue when title and risk of loss pass to the customer, typically when the product is shipped. Some sales contracts contain customer acceptance provisions that grant a right of return on the basis of either subjective or objective criteria. We record revenue net of the estimated cost of sales returns and allowances.

Sales discounts.    Sales discounts, which are recorded as a reduction of net sales, totaled $398, $461, and $531 for 2010, 2011, and 2012, respectively.

Excise taxes.    Our sales are subject to excise taxes, which we collect from our customers and remit to governmental authorities. We present these taxes on a gross basis (included in net sales and costs before gross profit) in the consolidated statement of operations.

Cost of sales.    Cost of sales includes the costs of receiving, producing, inspecting, warehousing, insuring, and shipping goods sold during the period.

Shipping and handling fees and costs.    We report the amounts we bill to our customers for shipping and handling as net sales, and we report the costs we incur for shipping and handling as cost of sales.

Advertising costs.    We expense the costs of advertising during the year when the advertisements first take place.

Selling, general, and administrative expenses.    Selling, general, and administrative expenses include the costs associated with our sales force, administrative staff and facilities, and other expenses related to our non-manufacturing functions.

Income taxes.    We base our annual provision for income taxes on the pre-tax income reflected in our consolidated statement of operations. We establish deferred tax liabilities or assets for temporary differences

BROWN-FORMAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions, except Per Share Data)

1. ACCOUNTING POLICIES (Continued)

between financial and tax reporting bases and subsequently adjust them to reflect changes in tax rates expected to be in effect when the temporary differences reverse. We record a valuation allowance as necessary to reduce a deferred tax to the amount that we believe is more likely than not to be realized. We do not provide deferred income taxes on undistributed earnings of foreign subsidiaries that we expect to permanently reinvest.

We assess our uncertain income tax positions using a two-step process. First, we evaluate whether the tax position will more likely than not, based on its technical merits, be sustained upon examination, including resolution of any related appeals or litigation. For a tax position that does not meet this first criterion, we recognize no tax benefit. For a tax position that does meet the first criterion, we recognize a tax benefit in an amount equal to the largest amount of benefit that we believe has more than a 50% likelihood of being realized upon ultimate resolution.

Earnings per share.    We calculate basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share further includes the dilutive effect of stock-based compensation awards, including stock options, stock-settled stock appreciation rights, restricted stock units, deferred stock units, and shares of restricted stock. We calculate that dilutive effect using the “treasury stock method” (as defined by GAAP).

Some restricted shares have non-forfeitable rights to dividends declared on common stock. As a result, these restricted shares are considered participating securities in the calculation of earnings per share.

The following table presents information concerning basic and diluted earnings per share:

	2010	2011	2012
Basic and diluted net income	$449	$572	$513
Income allocated to participating securities	(1)	(1)	—

Net income available to common stockholders	$448	$571	$513

Share data (in thousands):
Basic average common shares outstanding	147,834	145,603	143,019
Dilutive effect of stock-based awards	741	910	1,036

Diluted average common shares outstanding	148,575	146,513	144,055

Basic earnings per share	$3.03	$3.92	$3.59
Diluted earnings per share	$3.02	$3.90	$3.56

We excluded common stock-based awards for approximately 824,000 shares, 350,000 shares, and 291,000 shares from the calculation of diluted earnings per share for 2010, 2011, and 2012, respectively, because they were not dilutive for those periods under the treasury stock method.

We try to limit the source of shares for stock-based compensation awards to treasury shares that we purchase from time to time on the open market (at times in connection with a publicly announced share repurchase program), in private transactions, or otherwise. If we determine that the timing of such purchases may unduly affect the market price of the shares, the purchases may be spread over a period of time sufficient to minimize such effect. We may use newly-issued shares to cover exercises or redemptions of awards, and then purchase an equal number of shares on the open market or otherwise as quickly as is reasonably practicable thereafter. This practice minimizes long-term dilution to our stockholders.

BROWN-FORMAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions, except Per Share Data)

1. ACCOUNTING POLICIES (Continued)

Estimates.    To prepare financial statements that conform with GAAP, our management must make informed estimates that affect how we report revenues, expenses, assets, and liabilities, including contingent assets and liabilities. Actual results could (and probably will) differ from these estimates.

Recent accounting pronouncements.    During fiscal 2012, we adopted new guidance for measuring fair value and for disclosing information about fair values. Adopting this new accounting guidance had no material impact on our financial statements.

New guidance for the presentation of comprehensive income and for testing goodwill for impairment will become effective for us during fiscal 2013. We do not expect our adoption of this guidance to have a material impact on our financial statements.

2. BALANCE SHEET INFORMATION

Supplemental information on our year-end balance sheets is as follows:

April 30,	2011	2012
Other current assets:
Prepaid taxes	$129	$120
Other	89	68

	$218	$188

Property, plant, and equipment:
Land	$69	$70
Buildings	317	330
Equipment	446	454
Construction in process	11	21

	843	875
Less accumulated depreciation	450	476

	$393	$399

Accounts payable and accrued expenses:
Accounts payable, trade	$126	$120
Accrued expenses:
Advertising	72	64
Compensation and commissions	81	87
Excise and other non-income taxes	54	58
Self-insurance claims	11	10
Postretirement benefits	6	6
Interest	7	5
Other	55	36

	286	266

	$412	$386

BROWN-FORMAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions, except Per Share Data)

3. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the changes in the amounts recorded as goodwill (which includes no accumulated impairment losses) over the past two years:

Balance as of April 30, 2010	$666
Disposal of Hopland-based wine business (Note 13)	(49)
Foreign currency translation adjustment	8

Balance as of April 30, 2011	625
Foreign currency translation adjustment	(8)

Balance as of April 30, 2012	$617

As of April 30, 2011 and 2012, our other intangible assets consisted of:

	Gross Carrying Amount		Accumulated Amortization
	2011	2012	2011	2012
Finite-lived intangible assets:
Distribution rights	$25	$—	$(22)	—
Indefinite-lived intangible assets:
Trademarks and brand names	667	668	—	—

Amortization expense related to intangible assets was $5, $5, and $3 during 2010, 2011, and 2012, respectively.

As discussed in Note 1, we assess each of our indefinite-lived intangible assets for impairment at least annually. During fiscal 2010, our assessment indicated that the book value of one of our brand names, Don Eduardo, exceeded its fair value by $12. As a result, we wrote down the book value of the Don Eduardo brand name by that amount, which is reflected in other expense in the accompanying consolidated statement of operations. The remaining book value of the Don Eduardo brand name is not material. The decline in its value reflected a significant reduction in estimated future net sales for this low-volume, high-priced tequila brand that had in part been affected by the downturn in the global economic environment that began during the second half of calendar 2008.

During fiscal 2012, we acquired the trademarks and related intellectual property rights (“brand name”) to Maximus Vodka for $7. We consider this brand name to have an indefinite life.

4. COMMITMENTS

We made rental payments for real estate, vehicles, and office, computer, and manufacturing equipment under operating leases of $22 each in 2010, 2011, and 2012. We have commitments related to minimum lease payments of $16 in 2013, $12 in 2014, $8 in 2015, $5 in 2016, $3 in 2017, and $5 after 2017.

We have contracted with various growers and wineries to supply some of our future grape and bulk wine requirements. Many of these contracts call for prices to be adjusted annually up or down, according to market conditions. Some contracts set a fixed purchase price that might be higher or lower than prevailing market price. We have total purchase obligations related to both types of contracts of $6 in 2013, $4 in 2014, and $3 after 2014.

BROWN-FORMAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions, except Per Share Data)

4. COMMITMENTS (Continued)

We also have contracts for the purchase of agave, which is used to produce tequila. These contracts provide for prices to be determined based on market conditions at the time of harvest, which, although not specified, is expected to occur over the next 10 years. As of April 30, 2012, based on current market prices, obligations under these contracts totaled $4.

5. CONTINGENCIES

We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe these loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies are recorded as of April 30, 2012.

6. CREDIT FACILITIES

We have a committed revolving credit agreement with various U.S. and international banks for $800 that expires in November 2016. Its most restrictive quantitative covenant requires that our consolidated EBITDA (as defined in the agreement) to consolidated interest expense not be less than a ratio of 3 to 1. At April 30, 2012, we were well within this covenant’s parameters and had no borrowing outstanding under this facility.

7. DEBT

Our long-term debt consisted of:

April 30,	2011	2012
5.2% notes, due in fiscal 2012	$252	$—
5.0% notes, due in fiscal 2014	250	251
2.5% notes, due in fiscal 2016	249	249
Other	8	6

	759	506
Less current portion	255	3

	$504	$503

Debt payments required over the next five fiscal years consist of $3 in 2013, $253 in 2014, and $250 in 2016. (As discussed in Note 10, the carrying value of our debt includes adjustments related to interest rate swap contracts.)

8. FAIR VALUE MEASUREMENTS

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. We categorize the fair values of assets and liabilities into three levels based

BROWN-FORMAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions, except Per Share Data)

8. FAIR VALUE MEASUREMENTS (Continued)

upon the assumptions (inputs) used to determine those values. Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. The three levels are:

Level	1 Quoted prices (unadjusted) in active markets for identical assets or liabilities

Level	2 Observable inputs other than those in Level 1, such as:

•	quoted prices for similar assets and liabilities in active markets;

•	quoted prices for identical or similar assets and liabilities in markets that are not active; or

•	other inputs that are observable or can be derived from or corroborated by observable market data

Level	3 Unobservable inputs that are supported by little or no market activity

This table summarizes the assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
April 30, 2011:
Assets:
Commodity derivatives	$5	$—	$—	$5
Interest rate swaps	—	3	—	3
Liabilities:
Currency derivatives	—	25	—	25
Current portion of long-term debt	—	265	—	265
Long-term debt	—	531	—	531

April 30, 2012:
Assets:
Currency derivatives	—	1	—	1
Interest rate swaps	—	2	—	2
Liabilities:
Commodity derivatives	1	—	—	1
Currency derivatives	—	7	—	7
Short-term borrowings	—	4	—	4
Current portion of long-term debt	—	3	—	3
Long-term debt	—	534	—	534

We determine the fair values of our commodity derivatives (futures and options) primarily using quoted contract prices on futures exchange markets. For these instruments, we use the closing contract price as of the balance sheet date. We determine the fair values of our currency derivatives (forwards and options) and interest rate swaps using standard valuation models. The significant inputs used in these models are readily available in public markets or can be derived from observable market transactions. Inputs used in these standard valuation models include the applicable exchange rate, forward rates, and discount rates for the currency derivatives, and include interest-rate yield curves for the interest rate swaps. The standard valuation model for foreign currency options also uses implied volatility as an additional input. The discount rates are based on the historical U.S. Treasury rates, and the implied volatility specific to individual foreign currency options is based on quoted rates from financial institutions.

BROWN-FORMAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions, except Per Share Data)

8. FAIR VALUE MEASUREMENTS (Continued)

The fair value of short-term borrowings approximates the carrying value. We determine the fair value of long-term debt based on the prices at which similar debt has recently traded in the market and considering the overall market conditions on the date of valuation.

We measure some assets and liabilities at fair value on a nonrecurring basis. That is, we do not measure them at fair value on an ongoing basis, but we do adjust them to fair value in some circumstances (for example, when we determine that an asset is impaired). The fair values of assets and liabilities measured at fair value on a nonrecurring basis during the periods presented in these financial statements were not material as of April 30, 2012.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of cash, cash equivalents, and short-term borrowings approximate the carrying amounts due to the short maturities of these instruments. We determine the fair values of derivative financial instruments and long-term debt as discussed in Note 8.

Below is a comparison of the fair values and carrying amounts of these instruments:

	2011		2012
April 30,	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$567	$567	$338	$338
Commodity derivatives	5	5	—	—
Currency derivatives	—	—	1	1
Interest rate swaps	3	3	2	2
Liabilities:
Commodity derivatives	—	—	1	1
Currency derivatives	25	25	7	7
Short-term borrowings	—	—	4	4
Current portion of long-term debt	255	265	3	3
Long-term debt	504	531	503	534

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

BROWN-FORMAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions, except Per Share Data)

10. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

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

We had outstanding currency derivatives, related primarily to our euro, British pound, and Australian dollar exposures, with notional amounts totaling $392 and $510 at April 30, 2011 and 2012, respectively.

We also had outstanding exchange-traded futures and options contracts on approximately three million bushels and two million bushels of corn as of April 30, 2011 and 2012, respectively. We use these contracts to mitigate our exposure to corn price volatility. Because we do not designate these contracts as hedges for accounting purposes, we immediately recognize changes in their fair value in earnings.

We manage our interest rate risk with swap contracts. We had fixed-to-floating interest rate swaps with total notional values of $375 and $125 outstanding as of April 30, 2011 and 2012, respectively, with maturities matching those of our bonds. These swaps are designated as fair value hedges. The change in fair value of the swaps not related to accrued interest is offset by a corresponding adjustment to the carrying values of the bonds.

BROWN-FORMAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions, except Per Share Data)

10. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

The following table presents the fair values of our derivative instruments as of April 30, 2011 and 2012. The fair values are presented below on a gross basis, while the fair values of those instruments that are subject to master settlement arrangements are presented on a net basis in the accompanying consolidated balance sheets, in conformity with GAAP.

	Classification	Fair Value of Derivatives in a Gain Position	Fair Value of Derivatives in a Loss Position
April 30, 2011:
Designated as cash flow hedges:
Currency derivatives	Accrued expenses	$—	$(22)
Currency derivatives	Other liabilities	—	(6)
Designated as fair value hedges:
Interest rate swaps	Other current assets	2	—
Interest rate swaps	Other assets	1	—
Not designated as hedges:
Commodity derivatives	Other current assets	5	—
Currency derivatives	Accrued expenses	3	—

April 30, 2012:
Designated as cash flow hedges:
Currency derivatives	Other assets	1	—
Currency derivatives	Accrued expenses	2	(7)
Currency derivatives	Other liabilities	—	(2)
Designated as fair value hedges:
Interest rate swaps	Other assets	2	—
Not designated as hedges:
Commodity derivatives	Accrued expenses	—	(1)

BROWN-FORMAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions, except Per Share Data)

10. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

This table presents the amounts affecting our consolidated statements of operations in 2011 and 2012:

	Classification	2011	2012
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$(27)	$9
Net gain (loss) reclassified from AOCI into income	Net sales	—	(8)

Interest rate swaps designated as fair value hedges:
Net gain (loss) recognized in income	Interest expense	3	3
Net gain (loss) recognized in income*	Other income	2	(1)

*  The effect on the hedged item was an equal but offsetting amount for the periods presented.

Currency derivatives designated as net investment hedges:

Net gain (loss) recognized in AOCI	n/a	(1)	—

Derivatives not designated as hedging instruments:
Currency derivatives — net gain (loss) recognized in income	Net sales	(10)	9
Currency derivatives — net gain (loss) recognized in income	Other income	(2)	(2)
Commodity derivatives — net gain (loss) recognized in income	Cost of sales	10	(3)

We expect to reclassify $4 of deferred net losses recorded in AOCI as of April 30, 2012, to earnings during fiscal 2013. This reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur. The maximum term of outstanding derivative contracts was 24 months at both April 30, 2011 and 2012.

Credit risk.    We are exposed to credit-related losses if the other parties to our derivative contracts breach them. This credit risk is limited to the fair value of the contracts. To manage this risk, we enter into contracts only with major financial institutions that have earned investment-grade credit ratings, we have established counterparty credit guidelines that are regularly monitored and that provide for reports to senior management according to prescribed guidelines, and we monetize contracts when we believe it is warranted. Because of these safeguards, we believe the risk of loss from counterparty default to be immaterial.

Some of our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. The aggregate fair value of all derivatives with creditworthiness requirements that were in a net liability position was $22 and $4 at April 30, 2011 and 2012, respectively.

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

BROWN-FORMAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions, except Per Share Data)

11. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

Obligations.    We provide eligible employees with pension and other postretirement benefits based on factors such as years of service and compensation level during employment. The pension obligation shown below (“projected benefit obligation”) consists of: (a) benefits earned by employees to date based on current salary levels (“accumulated benefit obligation”); and (b) benefits to be received by employees as a result of expected future salary increases. (The obligation for medical and life insurance benefits is not affected by future salary increases.) This table shows how the present value of our obligation changed during each of the last two years.

	Pension Benefits		Medical and Life Insurance Benefits
	2011	2012	2011	2012
Obligation at beginning of year	$577	$613	$58	$56
Service cost	16	16	1	2
Interest cost	33	34	3	3
Net actuarial loss (gain)	10	89	(10)	4
Plan amendments	—	1	6	—
Retiree contributions	—	—	2	2
Benefits paid	(24)	(26)	(4)	(5)
Special termination benefits	1	—	—	—

Obligation at end of year	$613	$727	$56	$62

Service cost represents the present value of the benefits attributed to service rendered by employees during the year. Interest cost is the increase in the present value of the obligation due to the passage of time. Net actuarial loss (gain) is the change in value of the obligation resulting from experience different from that assumed or from a change in an actuarial assumption. (We discuss actuarial assumptions used at the end of this note.) Plan amendments may also change the value of the obligation.

As shown in the previous table, the change in the value of our pension and other postretirement benefit obligations also includes the effect of benefit payments and retiree contributions. Expected benefit payments (net of retiree contributions) over the next 10 years are as follows:

	Pension Benefits	Medical and Life Insurance Benefits
2013	$27	$3
2014	28	3
2015	29	3
2016	31	3
2017	32	3
2018 — 2022	194	18

Assets.    We specifically invest in certain assets to fund our pension benefit obligations. Our investment goal is to earn a total return that, over time, will grow assets sufficiently to fund our plans’ liabilities, after providing appropriate levels of contributions and accepting prudent levels of investment risk. To achieve this goal, plan assets are invested primarily in funds or portfolios of funds actively managed by outside managers. Investment risk is managed by company policies that require diversification of asset classes, manager styles, and individual holdings. We measure and monitor investment risk through quarterly and annual performance reviews, and through periodic asset/liability studies.

BROWN-FORMAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions, except Per Share Data)

11. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

Asset allocation is the most important method for achieving our investment goals and is based on our assessment of the plans’ long-term return objectives and the appropriate balances needed for liquidity, stability, and diversification. This table shows the fair value of pension plan assets by category, as well as the actual and target allocations, as of April 30, 2011 and 2012. (Fair value levels are defined in Note 8.)

					Allocation by Asset Class
	Level 1	Level 2	Level 3	Total	Actual	Target
April 30, 2011:
Commingled trust funds(a):
Equity funds	$—	$232	$—	$232	50%	47%
Fixed income funds	—	166	—	166	35%	35%
Real estate funds	—	18	9	27	6%	8%

Total commingled trust funds	—	416	9	425	91%	90%
Hedge funds(b)	—	—	24	24	5%	5%
Private equity(c)	—	—	16	16	3%	5%
Cash and temporary investments(d)	2	—	—	2	1%	—

Total	$2	$416	$49	$467	100%	100%

April 30, 2012:
Commingled trust funds:
Equity funds	$—	$239	$—	$239	47%	47%
Fixed income funds	—	181	—	181	35%	35%
Real estate funds	—	19	26	45	9%	8%

Total commingled trust funds	—	439	26	465	91%	90%
Hedge funds	—	—	24	24	5%	5%
Private equity	—	—	17	17	3%	5%
Cash and temporary investments	2	—	—	2	1%	—

Total	$2	$439	$67	$508	100%	100%

(a)

Commingled trust fund valuations are based on the net asset value (NAV) of the funds as determined by the administrator of the fund and reviewed by us. NAV represents the underlying assets owned by the fund, minus liabilities and divided by the number of shares or units outstanding.

(b)

Hedge fund valuations are based primarily on the NAV of the funds as determined by fund administrators and reviewed by us. During our review, we determine whether it is necessary to adjust a valuation for inherent liquidity and redemption issues that may exist within a fund’s underlying assets or fund unit values.

(c)

As of April 30, 2011 and 2012, consists only of limited partnership interests, which are valued at the percentage ownership of total partnership equity as determined by the general partner. These valuations require significant judgment due to the absence of quoted market prices, the inherent lack of liquidity, and the long-term nature of these investments.

(d)	Cash and temporary investments consist of money market funds and are valued at their respective NAVs as determined by those funds each business day.

BROWN-FORMAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions, except Per Share Data)

11. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

This table shows how the fair value of the Level 3 assets changed during each of the last two years.

	Real Estate Funds	Hedge Funds	Private Equity	Total
Balance as of May 1, 2010	$10	$19	$13	$42
Return on assets held at end of year	2	1	1	4
Return on assets sold during year	—	(1)	—	(1)
Purchases and settlements	—	6	4	10
Sales and settlements	(3)	(1)	(2)	(6)

Balance as of April 30, 2011	9	24	16	49
Return on assets held at end of year	3	(1)	—	2
Return on assets sold during year	—	1	—	1
Purchases and settlements	14	—	3	17
Sales and settlements	—	—	(2)	(2)

Balance as of April 30, 2012	$26	$24	$17	$67

This table shows how the total fair value of all pension plan assets changed during each of the last two years. (We do not have assets set aside for postretirement medical or life insurance benefits.)

	Pension Benefits		Medical and Life Insurance Benefits
	2011	2012	2011	2012
Fair value at beginning of year	$351	$467	$—	$—
Actual return on plan assets	64	27	—	—
Retiree contributions	—	—	2	2
Company contributions	76	40	2	3
Benefits paid	(24)	(26)	(4)	(5)

Fair value at end of year	$467	$508	$—	$—

Consistent with our funding policy, we expect to contribute $3 to our postretirement medical and life insurance benefit plans in 2013. We currently expect to contribute $44 to our pension plans in 2013.

Funded status.    The funded status of a plan refers to the difference between its assets and its obligations. This table shows the funded status of our plans.

	Pension Benefits		Medical and Life Insurance Benefits
	2011	2012	2011	2012
Assets	$467	$508	$—	$—
Obligations	(613)	(727)	(56)	(62)

Funded status	$(146)	$(219)	$(56)	$(62)

BROWN-FORMAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions, except Per Share Data)

11. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

The funded status is recorded on the accompanying consolidated balance sheets as follows:

	Pension Benefits		Medical and Life Insurance Benefits
	2011	2012	2011	2012
Other assets	$7	$3	$—	$—
Accounts payable and accrued expenses	(3)	(3)	(3)	(3)
Accrued postretirement benefits	(150)	(219)	(53)	(59)

Net liability	$(146)	$(219)	$(56)	$(62)

Accumulated other comprehensive loss:
Net actuarial loss (gain)	$263	$346	$(3)	$1
Prior service cost	3	4	6	6

	$266	$350	$3	$7

This table compares our pension plans that have assets in excess of their accumulated benefit obligations with those whose assets are less than their obligations. (As discussed above, we have no assets set aside for postretirement medical or life insurance benefits.)

	Plan Assets		Accumulated Benefit Obligation		Projected Benefit Obligation
	2011	2012	2011	2012	2011	2012
Plans with assets in excess of accumulated benefit obligation	$50	$49	$41	$45	$42	$46
Plans with accumulated benefit obligation in excess of assets	417	459	505	598	571	681

Total	$467	$508	$546	$643	$613	$727

Pension expense.    This table shows the components of the pension expense recognized during each of the last three years. The amount for each year includes amortization of the prior service cost and net actuarial loss included in accumulated other comprehensive loss as of the beginning of the year.

	Pension Benefits
	2010	2011	2012
Service cost	$10	$16	$16
Interest cost	32	33	34
Special termination benefits	—	1	—
Expected return on plan assets	(34)	(36)	(40)
Amortization of:
Prior service cost	1	1	1
Net actuarial loss	4	18	19

Net expense	$13	$33	$30

The prior service cost represents the cost of retroactive benefits granted in plan amendments and is amortized on a straight-line basis over the average remaining service period of the employees expected to receive

BROWN-FORMAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions, except Per Share Data)

11. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

the benefits. The net actuarial loss results from experience different from that assumed or from a change in actuarial assumptions (including the difference between actual and expected return on plan assets), and is amortized over at least that same period. The estimated amount of prior service cost and net actuarial loss that will be amortized from accumulated other comprehensive loss into pension expense in 2013 is $1 and $28, respectively.

Other postretirement benefit expense.    This table shows the components of the postretirement medical and life insurance benefit expense that we recognized during each of the last three years.

	Medical and Life Insurance Benefits
	2010	2011	2012
Service cost	$1	$1	$2
Interest cost	3	3	3

Net expense	$4	$4	$5

Other comprehensive income (loss).    Changes in the funded status of our benefit plans that are not recognized in net income (as pension and other postretirement benefit expense) are instead recognized in other comprehensive income (loss). Other comprehensive income (loss) is also adjusted to reflect the amortization of the prior service cost and net actuarial gain or loss, which is a component of net pension and other postretirement benefit expense, from accumulated other comprehensive income (loss) to net income. This table shows the amounts recognized in other comprehensive income (loss) during each of the last three years:

	Pension Benefits			Medical and Life Insurance Benefits
	2010	2011	2012	2010	2011	2012
Prior service cost	$—	$—	$1	$—	$5	$—
Actuarial loss (gain)	100	(18)	102	12	(10)	4
Amortization reclassified to net income:
Prior service cost	(1)	(1)	(1)	—	—	—
Net actuarial loss	(4)	(18)	(19)	—	—	—

Net amount recognized in other comprehensive income (loss)	$95	$(37)	$83	$12	$(5)	$4

Assumptions and sensitivity.    We use various assumptions to determine the obligations and expense related to our pension and other postretirement benefit plans. The assumptions used in computing benefit plan obligations as of the end of the last two years were as follows:

	Pension Benefits		Medical and Life Insurance Benefits
	2011	2012	2011	2012
Discount rate	5.67%	4.92%	5.59%	4.84%
Rate of salary increase	4.00%	4.00%	n/a	n/a

BROWN-FORMAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions, except Per Share Data)

11. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

Here are the assumptions we used in computing benefit plan expense during each of the last three years:

	Pension Benefits			Medical and Life Insurance Benefits
	2010	2011	2012	2010	2011	2012
Discount rate	7.94%	5.91%	5.67%	7.80%	5.78%	5.59%
Rate of salary increase	4.00%	4.00%	4.00%	n/a	n/a	n/a
Expected return on plan assets	8.50%	8.50%	8.25%	n/a	n/a	n/a

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

The assumed rate of salary increase reflects the expected average annual increase in salaries as a result of inflation, merit increases, and promotions over the service period of the plan participants. A lower assumed rate decreases the present value of the benefit obligation.

The expected return on plan assets represents the long-term rate of return that we assume will be earned over the life of the pension assets. The assumption reflects expected capital market returns for each asset class, which are based on historical returns, adjusted for the expected effects of diversification and active management (net of fees).

The assumed health care cost trend rates as of the end of the last two years were as follows:

	Medical and Life Insurance Benefits
	2011	2012
Health care cost trend rate assumed for next year:
Present rate before age 65	7.5%	8.0%
Present rate age 65 and after	7.5%	8.0%

We project health care cost trend rates to decline gradually to 5.0% by 2018 and to remain level after that. Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical plans. A 1% increase in assumed health care cost trend rates would have increased the accumulated postretirement benefit obligation as of April 30, 2012, by $8 and the aggregate service and interest costs for 2012 by $1. A 1% decrease in assumed health care cost trend rates would have decreased the accumulated postretirement benefit obligation as of April 30, 2012, by $7 and the aggregate service and interest costs for 2012 by $1.

Savings plans.    We also sponsor various defined contribution benefit plans that in total cover substantially all U.S. employees. Employees can make voluntary contributions in accordance with their respective plans, which include a 401(k) tax deferral option. We match a percentage of each employee’s contributions in accordance with the plans’ terms. We expensed $8, $9, and $8 for matching contributions during 2010, 2011, and 2012, respectively.

BROWN-FORMAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions, except Per Share Data)

11. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

International plans.    The information presented above for defined benefit plans and defined contribution benefit plans reflects amounts for U.S. plans only. Information about similar international plans is not presented due to immateriality.

12. STOCK-BASED COMPENSATION

The Brown-Forman 2004 Omnibus Compensation Plan is our incentive compensation plan, which is designed to reward its participants (including our eligible officers, employees, and non-employee directors) for company performance. Under the Plan, we can grant stock-based incentive awards for up to 7,433,000 shares of common stock to eligible participants until July 22, 2014. As of April 30, 2012, awards for 3,865,000 shares remain available for issuance under the Plan. We try to limit the source of shares delivered to participants under the Plan to treasury shares that we purchase from time to time on the open market, in private transactions, or otherwise.

The following table presents information about stock options and stock-settled stock appreciation rights (SSARs) granted under the Plan as of April 30, 2012, and for the year then ended:

	Number of Underlying Shares (in thousands)	Weighted Average Exercise Price per Award	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at May 1, 2011	3,706	$45.69
Granted	388	73.95
Exercised	(659)	34.81
Forfeited or expired	(18)	56.60

Outstanding at April 30, 2012	3,417	$50.94	5.0	$121

Exercisable at April 30, 2012	2,217	$46.57	3.5	$88

The total intrinsic value of options and SSARs exercised during 2010, 2011, and 2012 was $18, $25, and $29, respectively.

We grant stock options and SSARs at an exercise price of not less than the fair value of the underlying stock on the grant date. Stock options and SSARs granted under the Plan become exercisable after three years from the first day of the fiscal year of grant and expire seven years after that date. The grant-date fair values of these awards granted during 2010, 2011, and 2012 were $9.42, $12.66, and $14.98 per award, respectively. We estimated the fair values using the Black-Scholes pricing model with the following assumptions:

	2010	2011	2012
Risk-free interest rate	3.0%	2.1%	1.9%
Expected volatility	22.6%	23.7%	23.6%
Expected dividend yield	1.9%	1.9%	1.9%
Expected life (years)	6	6	6

We also grant restricted stock units (RSUs), deferred stock units (DSUs), and shares of restricted stock under the Plan. Approximately 194,000 shares underlying these awards, with a weighted-average remaining

BROWN-FORMAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions, except Per Share Data)

12. STOCK-BASED COMPENSATION (Continued)

vesting period of 1.8 years, were outstanding at April 30, 2012. The following table summarizes the changes in outstanding RSUs, DSUs, and restricted stock during 2012:

	Number of Underlying Shares (in thousands)	Weighted Average Fair Value at Grant Date
Outstanding at May 1, 2011	156	$53.58
Granted	63	72.40
Vested	(24)	57.50
Forfeited	(1)	60.48

Outstanding at April 30, 2012	194	$59.19

The total fair value of RSUs, DSUs, and restricted stock vested during 2010, 2011, and 2012 was $2, $9, and $2, respectively.

The accompanying consolidated statements of operations reflect compensation expense related to stock-based incentive awards on a pre-tax basis of $8 in 2010, $9 in 2011, and $9 in 2012, partially offset by deferred income tax benefits of $3 in 2010, $4 in 2011, and $4 in 2012. As of April 30, 2012, there was $10 of total unrecognized compensation cost related to non-vested stock-based compensation. That cost is expected to be recognized over a weighted-average period of 2.0 years.

13. OTHER INCOME AND EXPENSE

In fiscal 2010, we recorded an impairment charge of $12 related to the Don Eduardo trademark (Note 3). This amount is reflected as other expense in the accompanying consolidated statements of operations.

In fiscal 2011, we sold our Hopland-based wine business for $234 in cash. As a result, we recognized a gain on sale (net of transaction costs and income taxes) of $38, which is reflected in the accompanying consolidated statement of operations as follows:

Net sales	$(3)
Selling, general, and administrative expenses	(6)
Other income	62
Income taxes	(15)

Net gain	$38

The sale included the Fetzer winery, bottling facility, and vineyards, as well as the Fetzer brand and other Hopland, California-based wines, including Bonterra, Little Black Dress, Jekel, Five Rivers, Bel Arbor, Coldwater Creek, and Sanctuary. Also included in the sale was a facility in Paso Robles, California.

BROWN-FORMAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions, except Per Share Data)

14. INCOME TAXES

We incur income taxes on the earnings of our U.S. and foreign operations. The following table, based on the locations of the taxable entities from which sales were derived (rather than the location of customers), presents the U.S. and foreign components of our income before income taxes:

	2010	2011	2012
United States	$576	$696	$660
Foreign	106	133	100

	$682	$829	$760

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

Deferred tax assets and liabilities as of the end of each of the last two years were as follows:

	2011	2012
April 30,
Deferred tax assets:
Postretirement and other benefits	$94	$127
Accrued liabilities and other	29	24
Inventories	20	12
Loss and credit carryforwards	50	35
Valuation allowance	(23)	(24)

Total deferred tax assets, net	170	174

Deferred tax liabilities:
Trademarks and brand names	(195)	(228)
Property, plant, and equipment	(46)	(49)
Other	(27)	(14)

Total deferred tax liabilities	(268)	(291)

Net deferred tax liability	$(98)	$(117)

The $24 valuation allowance at April 30, 2012 relates primarily to an $11 non-trading loss carryforward generated by Brown-Forman Beverages Europe during fiscal 2009 in the U.K. Although the non-trading losses can be carried forward indefinitely, we know of no significant transactions that will let us use them. We reduced the valuation allowance related to this item in fiscal 2012, primarily by realizing non-recurring non-trading gains. The remaining valuation allowance relates primarily to net operating losses in Brazil ($9), which can be carried forward indefinitely, and other foreign net operating losses that expire between fiscal 2015 and 2021. We are currently unaware of any significant transactions that will allow us to utilize these losses. During fiscal 2011, we

BROWN-FORMAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions, except Per Share Data)

14. INCOME TAXES (Continued)

used all of our U.S. capital loss carryforward to offset gains on the sale of our Hopland-based wine business. As a result, we reversed the $20 valuation allowance that was recorded at April 30, 2010 related to this item.

As of April 30, 2012, the gross amounts of loss and credit carryforwards include a U.K. non-trading loss of $42 (no expiration); other foreign net operating losses of $62 ($20 of which expire in varying amounts between 2015 and 2021 and $42 of which do not expire); and foreign credit carryforwards of $6 (expiring between fiscal 2013 and 2017).

Deferred tax liabilities were not provided on undistributed earnings of foreign subsidiaries ($390 and $542 at April 30, 2011 and 2012, respectively) because we expect these undistributed earnings to be reinvested indefinitely overseas. If these amounts were not considered permanently reinvested, additional deferred tax liabilities of approximately $76 and $121 would have been provided as of April 30, 2011 and 2012, respectively.

Total income tax expense for a year includes the tax associated with the current tax return (“current tax expense”) and the change in the net deferred tax asset or liability (“deferred tax expense”). Our total income tax expense for each of the last three years was as follows:

	2010	2011	2012
Current:
U.S. federal	$175	$171	$160
Foreign	28	41	24
State and local	19	18	10

	222	230	194

Deferred:
U.S. federal	$16	$46	$48
Foreign	(5)	(1)	—
State and local	—	(18)	5

	11	27	53

	$233	$257	$247

Our consolidated effective tax rate usually differs from current statutory rates due to the recognition of amounts for events or transactions that have no tax consequences. The following table reconciles our effective tax rate to the federal statutory tax rate in the United States:

	Percent of Income Before Taxes
	2010	2011	2012
U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of U.S. federal tax benefit	1.8	1.1	1.3
Income taxed at other than U.S. federal statutory rate	(1.6)	(1.6)	(1.2)
Tax benefit from U.S. manufacturing	(1.7)	(2.2)	(2.2)
Capital loss benefit	—	(2.7)	—
Nondeductible goodwill on sale of wine business	—	2.1	—
Other, net	0.6	(0.7)	(0.4)

Effective rate	34.1%	31.0%	32.5%

BROWN-FORMAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions, except Per Share Data)

14. INCOME TAXES (Continued)

During fiscal 2011, we recorded an adjustment to reverse $8 of income tax expense that was incorrectly recognized in prior periods. We believe the impact of this error and the cumulative out of period adjustment to correct the error is insignificant to our consolidated financial statements for that period and any prior periods.

At April 30, 2012, we had $13 of gross unrecognized tax benefits, $8 of which would reduce our effective income tax rate if recognized. A reconciliation of the beginning and ending unrecognized tax benefits follows:

	2010	2011	2012
Unrecognized tax benefits at beginning of year	$26	$35	$40
Additions for tax positions provided in prior periods	—	1	—
Additions for tax positions provided in current period	13	14	7
Decreases for tax positions provided in prior years	—	(4)	(5)
Settlements of tax positions in the current period	(3)	(5)	(27)
Lapse of statutes of limitations	(1)	(1)	(2)

Unrecognized tax benefits at end of year	$35	$40	$13

We record interest and penalties related to unrecognized tax benefits as a component of our income tax provision. Total gross interest and penalties of $8, $11 and $3 were accrued as of April 30, 2010, 2011 and 2012, respectively. The impact of interest and penalties on our effective tax rates for 2010, 2011 and 2012 was not material.

We file income tax returns in the United States, including several state and local jurisdictions, as well as in several other countries in which we conduct business. The major jurisdictions and their earliest fiscal years that are currently open for tax examinations are 2004 in the United States, 2008 in Australia, Ireland and Italy, 2006 in Finland and Poland, 2003 in the U.K., and 2001 in Mexico. The audit of our fiscal 2011 U.S. federal tax return commenced during fiscal 2012. In addition, we are participating in the Internal Revenue Service’s Compliance Assurance Program for our fiscal 2012 tax year.

We believe there will be no material change in our gross unrecognized tax benefits in the next twelve months.

15. SUPPLEMENTAL INFORMATION

The following table presents net sales by product category:

	2010	2011	2012
Net sales:
Spirits	$2,916	$3,102	$3,374
Wine	310	302	240

	$3,226	$3,404	$3,614

The following table presents net sales by geographic region:

	2010	2011	2012
Net sales:
United States	$1,529	$1,525	$1,522
Europe	879	909	974
Other	818	970	1,118

	$3,226	$3,404	$3,614

BROWN-FORMAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in Millions, except Per Share Data)

15. SUPPLEMENTAL INFORMATION (Continued)

Net sales are attributed to countries based on where customers are located.

The net book value of property, plant, and equipment located in Mexico was $65 and $55 as of April 30, 2011 and 2012, respectively. Other long-lived assets located outside the United States are not significant.

We have concluded that the company’s business constitutes a single operating segment.

16. CASH DIVIDENDS

We paid total cash dividends per share of $1.18, $2.24, and $1.34 during 2010, 2011, and 2012, respectively. The $2.24 paid during fiscal 2011 included a special cash dividend of $1.00 per share. All other amounts consisted of regular quarterly cash dividends.

17. SUBSEQUENT EVENT

On June 14, 2012, our Board of Directors authorized a 3-for-2 stock split (the “Stock Split”) for shares of the Company’s Class A and Class B common stock, subject to stockholder approval of an amendment (the “Amendment”) to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of Class A and Class B common stock. Currently, the Company does not have enough authorized shares of Class A common stock or Class B common stock to effect the Stock Split, so the Company is seeking stockholder approval to amend the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of $0.15 par value Class A Common Stock to 85,000,000 from 57,000,000 and increase the number of authorized shares of $0.15 par value Class B Common Stock to 400,000,000 from 100,000,000. Accordingly, the primary purpose of the Amendment is to provide a sufficient number of shares to implement the Stock Split.

The Board determined that such Amendment is advisable and directed that the proposed Amendment be submitted to a vote of the Company’s Class A and Class B common stockholders at the Company’s July 26, 2012 Annual Meeting.

The Stock Split will be effected as a stock dividend and will require the Company to issue one new share of Class A common stock for each two shares of Class A common stock outstanding and one new share of Class B common stock for each two shares of Class B common stock outstanding. The Stock Split will be paid on or about August 10, 2012, to stockholders of record as of August 3, 2012.

Part II

QUARTERLY FINANCIAL INFORMATION

(Expressed in millions, except per share amounts)

	Fiscal 2011					Fiscal 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$745	$906	$962	$791	$3,404	$840	$1,014	$959	$801	$3,614
Gross profit	379	459	463	423	1,724	420	502	451	422	1,795
Net income	111	154	141	165	572	118	158	133	105	513
Basic EPS	0.76	1.06	0.97	1.14	3.92	0.81	1.10	0.94	0.74	3.59
Diluted EPS	0.76	1.05	0.96	1.13	3.90	0.81	1.09	0.93	0.73	3.56
Cash dividends per share:
Declared	0.60	—	1.64	—	2.24	0.64	—	0.70	—	1.34
Paid	0.30	0.30	1.32	0.32	2.24	0.32	0.32	0.35	0.35	1.34
Market price per share:
Class A high	65.13	65.55	71.88	73.34	73.34	74.15	75.70	81.53	85.45	85.45
Class A low	54.63	54.72	60.54	65.04	54.63	67.46	60.25	70.32	76.66	60.25
Class B high	65.05	65.03	73.00	73.73	73.73	77.25	77.56	83.53	87.26	87.26
Class B low	53.22	54.25	60.45	65.18	53.22	69.22	62.14	72.66	78.53	62.14

Note:	Quarterly amounts may not add to amounts for the year due to rounding.

REPORTS OF MANAGEMENT

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Our management is responsible for the preparation, presentation, and integrity of the financial information presented in this Annual Report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the U.S., including amounts based on management’s best estimates and judgments. In management’s opinion, the consolidated financial statements fairly present the Company’s financial position, results of operations, and cash flows.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

As of the end of our fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2012.

There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The effectiveness of the Company’s internal control over financial reporting as of April 30, 2012, has been audited by PwC, as stated in their report that appears on page 75.

Paul C. Varga
Chairman and Chief Executive Officer

Donald C. Berg
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Brown-Forman Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows, stockholders’ equity, and comprehensive income present fairly, in all material respects, the financial position of Brown-Forman Corporation and its subsidiaries (the “Company”) at April 30, 2012 and April 30, 2011, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control over Financial Reporting” appearing under Part II, Item 9A of this report on Form 10-K. Our responsibility is to express opinions on these financial statements, on this financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Louisville, KY

June 27, 2012

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    The Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of Brown-Forman (its principal executive and principal financial officers) have evaluated the effectiveness of the company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that the company’s disclosure controls and procedures: are effective to ensure that information required to be disclosed by the company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by the company in such reports is accumulated and communicated to the company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.    There has been no change in the Company’s internal control over financial reporting during the quarter ended April 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm.    The report of management on our internal control over financial reporting as of April 30, 2012 and the report of our independent registered public accounting firm on our internal control over financial reporting are set forth in Part II, Item 8. “Financial Statements and Supplementary Data” in this report on Form 10-K.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information on the Company’s Executive Officers is included under the caption “Executive Officers” at the end of Part I of this Report on Form 10-K. For the other information required by this item, please see the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 26, 2012, which information is incorporated into this report by reference: (a) “Election of Directors” on pages 14 through 17 (for biographical information on directors and family relationships); (b) “Code of Conduct and Compliance Guidelines” on page 12 (for information on our Code of Ethics); (c) “Section 16(a) Beneficial Ownership Reporting Compliance” on page 22 (for information on compliance with Section 16 of the Exchange Act); (d) “Corporate Governance and Nominating Committee” on pages 10 and 11 (for information on the procedures by which security holders may recommend nominees to the Company’s Board of Directors); and (e) “Audit Committee” on pages 9 and 10, and pages 26 through 28.

Item 11.    Executive Compensation

For the information required by this item, please refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 26, 2012, which information is incorporated into this report by reference: (a) “Executive Compensation” on pages 29 through 54; and (b) “Compensation Committee Interlocks and Insider Participation” on page 59.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For Equity Compensation Plan information, please see Part II, Item 5. “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Report on Form 10-K. For the other information required by this item, refer to the section entitled “Stock Ownership” on pages 18 through 23 of our proxy statement for the Annual Meeting of Stockholders to be held July 26, 2012, which information is incorporated into this report by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 26, 2012, which information is incorporated into this report by reference: (a) “Certain Relationships and Related Transactions” on pages 58 and 59; and (b) “Independent Directors” on page 8.

Item 14.    Principal Accountant Fees and Services

For the information required by this item, refer to the sections entitled “Fees Paid to Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policies and Procedures” on pages 27 and 28 of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 26, 2012, which information is incorporated into this report by reference.

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

(a)(3) Exhibits:

The following documents are filed with this Report:

Exhibit Index

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (not considered to be filed).

The following documents have been previously filed:

Exhibit Index

3.1	Restated Certificate of Incorporation of registrant, which is incorporated into this report by reference to Brown-Forman Corporation’s Form 10-Q filed on March 4, 2004.

3.2	By-laws of registrant, as amended on May 28, 2009, which is incorporated into this report by reference to Brown-Forman Corporation’s Form 8-K filed on May 29, 2009.

4.1

Indenture dated as of April 2, 2007 between Brown-Forman Corporation and U.S. Bank National Association, as Trustee, which is incorporated into this report by reference to Brown-Forman Corporation’s Form 8-K filed on April 3, 2007.

Exhibit Index

4.2	Form of 5% Note due 2014, which is incorporated into this report by reference to Brown-Forman Corporation’s Form 8-K filed on January 9, 2009.

4.3

Officer’s Certificate dated January 9, 2009, pursuant to Sections 1.02, 2.02 and 3.01 of the Indenture Dated as of April 2, 2007, setting forth the terms of the 5% Notes due 2014, which is incorporated into this report by reference to Brown-Forman Corporation’s Form 8-K filed on January 9, 2009.

4.4	Form of 2.5% Note due 2016, which is incorporated into this report by reference to Brown-Forman Corporation’s Form 8-K filed on December 16, 2010.

4.5

Officer’s Certificate dated December 16, 2010, pursuant to Sections 1.02, 2.02 and 3.01 of the Indenture Dated as of April 2, 2007, setting forth the terms of the 2.5% Notes due 2016, which is incorporated into this report by reference to Brown-Forman Corporation’s Form 8-K filed on December 16, 2010.

10.1

A description of the Brown-Forman Savings Plan, which is incorporated into this report by reference to page 10 of Brown-Forman Corporation’s definitive proxy statement filed on June 27, 1996 in connection with its 1996 Annual Meeting of Stockholders.*

10.2

A description of the Brown-Forman Corporation Nonqualified Savings Plan, which is incorporated into this report by reference to Brown-Forman Corporation’s Form S-8 Registration Statement filed on September 24, 2010.*

10.3	Brown-Forman Corporation Non-Employee Director Deferred Stock Unit Program, which is incorporated into this report by reference to Brown-Forman Corporation’s Form 8-K filed on September 23, 2010.*

10.4

Brown-Forman Corporation 2004 Omnibus Compensation Plan, as amended, which is incorporated into this report by reference to Brown-Forman Corporation’s proxy statement filed on June 26, 2009, in connection with its 2009 Annual Meeting of Stockholders.*

10.5	Form of Employee Stock Appreciation Right Award, which is incorporated into this report by reference to Brown-Forman Corporation’s Form 8-K filed on August 2, 2006.*

10.6	Form of Employee Non-Qualified Stock Option Award, which is incorporated into this report by reference to Brown-Forman Corporation’s Form 8-K filed on August 2, 2006.*

10.7	Form of Non-Employee Director Stock Appreciation Right Award, which is incorporated into this report by reference to Brown-Forman Corporation’s Form 8-K filed on August 2, 2006.*

10.8	Form of Non-Employee Director Non-Qualified Stock Option Award, which is incorporated into this report by reference to Brown-Forman Corporation’s Form 8-K filed on August 2, 2006.*

10.9

First Amendment to the Brown-Forman Omnibus Compensation Plan Restricted Stock Agreement, which is incorporated into this report by reference to Brown-Forman Corporation’s Annual Report on Form 10-K for the year ended April 30, 2007, filed on June 28, 2007.*

10.10

Second Amendment to the Brown-Forman 2004 Omnibus Compensation Plan Restricted Stock Agreement, which is incorporated into this report by reference to Brown-Forman Corporation’s Annual Report on Form 10-K for the year ended April 30, 2007, filed on June 28, 2007.*

10.11	Form of Restricted Stock Unit Award, which is incorporated by reference to Brown-Forman Corporation’s Form 10-Q filed on September 4, 2009.

10.12	2010 Form of Employee Stock-Settled Stock Appreciation Right Award Agreement, which is incorporated into this report by reference to Brown-Forman Corporation’s Form 8-K filed on July 23, 2010.*

Exhibit Index

10.13

2010 Form of Non-Employee Director Stock-Settled Stock Appreciation Right Award Agreement, which is incorporated into this report by reference to Brown-Forman Corporation’s Form 8-K filed on July 23, 2010.*

10.14	2010 Form of Restricted Stock Award Agreement, which is incorporated into this report by reference to Brown-Forman Corporation’s Form 8-K filed on July 23, 2010.*

10.15	2010 Form of Restricted Stock Unit Award Agreement, which is incorporated into this report by reference to Brown-Forman Corporation’s Form 8-K filed on July 23, 2010.*

10.16	Summary of Director and Named Executive Officer Compensation.**

10.17

Brown-Forman Corporation Amended and Restated Supplemental Executive Retirement Plan and First Amendment thereto, which is incorporated into this report by reference to Brown-Forman Corporation’s Annual Report on Form 10-K for the year ended April 30, 2010, filed on June 28, 2010.

10.18

Second Amendment to the Brown-Forman Corporation Amended and Restated Supplemental Executive Retirement Plan, which is incorporated into this report by reference to Brown-Forman Corporation’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2011, filed on March 9, 2011.

10.19

Five-Year Credit Agreement, dated as of November 18, 2011, among Brown-Forman Corporation, certain borrowing subsidiaries and certain lenders party thereto, Barclays Capital as Syndication Agent, Bank of America, N.A. and Citibank, N.A., as Co-Documentation Agents, U.S. Bank National Association, as Administrative Agent, and U.S. Bank National Association, Barclays Capital, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets, Inc. as Joint Lead Arrangers and Joint Bookrunners, which is incorporated into this report by reference to Brown-Forman Corporation’s Form 8-K filed on November 21, 2011.

14	Code of Ethics for Senior Financial Officers, which is incorporated into this report by reference to Brown-Forman Corporation’s Form 10-K filed on July 2, 2004.

101

The following materials from Brown-Forman Corporation’s Annual Report on Form 10-K for the fiscal year ended April 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (a) Consolidated Statements of Operations, (b) Consolidated Balance Sheets, (c) Consolidated Statements of Cash Flows, (d) Consolidated Statements of Stockholders Equity, (e) Consolidated Statements of Comprehensive Income, and (f) Notes to Consolidated Financial Statements.***

*	Indicates management contract, compensatory plan or arrangement.
**

Incorporated by reference to the sections entitled “Executive Compensation” and “Director Compensation” in the Proxy Statement distributed in connection with our Annual Meeting of Stockholders to be held on July 26, 2012, which is being filed in conjunction with this Annual Report on Form 10-K. (Fiscal 2012 compensation policies with respect to the company’s directors and named executive officers will remain in effect until the company’s Compensation Committee determines fiscal year 2013 compensation at its July 2012 meeting.)

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

BROWN-FORMAN CORPORATION (Registrant)

By:	Paul C. Varga
Chief Executive Officer and Chairman of the Company

Date: June 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on June 27, 2012 as indicated:

By:	Geo. Garvin Brown IV
Director, Chairman of the Board

By:	Paul C. Varga
Director, Chief Executive Officer, and Chairman of the Company

By:	Joan C. Lordi Amble
Director

By:	Patrick Bousquet-Chavanne
Director

By:	Martin S. Brown, Jr.
Director

By:	Bruce L. Byrnes
Director

By:	John D. Cook
Director

By:	Sandra A. Frazier
Director

BY:	Richard P. Mayer
Director

BY:	William E. Mitchell
Director

BY:	Dace Brown Stubbs
Director

BY:	James S. Welch, Jr.
Director

BY:	Donald C. Berg
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

BY:	Jane C. Morreau
Senior Vice President and Director of Finance, Accounting and Technology (Principal Accounting Officer)

BROWN-FORMAN CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended April 30, 2010, 2011, and 2012

(Expressed in millions)

Col. A	Col. B		Col. C(1)	Col. C(2)		Col. D		Col. E
Description	Balance at Beginning of Period		Additions Charged to Costs and Expenses	Additions Charged to Other Accounts		Deductions		Balance At End of Period
2010
Allowance for Doubtful Accounts	$15		—	$1	(1)	—		$16
Accrued Restructuring Costs	$12		—	—		$10	(2)	$2	(3)
2011
Allowance for Doubtful Accounts	$16		$1	$1	(1)	—		$18
Accrued Restructuring Costs	$2	(3)	—	—		$2	(4)	—
2012
Allowance for Doubtful Accounts	$18		—	—		$9	(5)	$9

(1)	Foreign currency translation adjustment charged to accumulated other comprehensive income.

(2)	Employee severance and other special termination benefit payments.

(3)	Consists of estimated present value of special termination benefits to be made to former employees over their remaining lives.

(4)	Special termination benefit payments and amounts reclassified to accrued postretirement benefits.

(5)	Doubtful accounts written off, net of recoveries.

S-1