Form 10-Q
period 2012-07-31
BROWN FORMAN CORP
filed 2012-09-05
CIK 14693

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JULY 31, 2012

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
Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐     No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  August 23, 2012
Class A Common Stock ($.15 par value, voting)	84,445,591
Class B Common Stock ($.15 par value, nonvoting)	128,855,502

 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended
	July 31,
	2011	2012
Net sales	$840.3	$878.1
Excise taxes	202.5	212.3
Cost of sales	217.5	201.7
Gross profit	420.3	464.1
Advertising expenses	90.8	92.1
Selling, general, and administrative expenses	139.0	148.5
Amortization expense	1.3	--
Other (income) expense, net	3.3	1.8
Operating income	185.9	221.7
Interest income	0.8	0.6
Interest expense	7.9	5.2
Income before income taxes	178.8	217.1
Income taxes	60.7	69.6
Net income	$118.1	$147.5

Earnings per share:
Basic	$0.54	$0.69
Diluted	$0.54	$0.69

Cash dividends per common share:
Declared	$0.427	$0.467
Paid	$0.213	$0.233

 See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended
	July 31,
	2011	2012
Net income	$118.1	$147.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(9.3)	(13.3)
Postretirement benefits adjustment	3.3	4.5
Net gain on cash flow hedges	4.0	7.5
Net other comprehensive loss	(2.0)	(1.3)
Comprehensive income	$116.1	$146.2

 See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions)

	April 30,	July 31,
	2012	2012
Assets
Cash and cash equivalents	$338.3	$361.5
Accounts receivable, less allowance for doubtful accounts of $9.1 and $9.2 at April 30 and July 31, respectively	475.3	524.9
Inventories:
Barreled whiskey	387.9	400.4
Finished goods	159.4	188.6
Work in process	114.5	117.6
Raw materials and supplies	50.3	57.8
Total inventories	712.1	764.4

Current deferred tax assets	36.3	21.2
Other current assets	187.3	177.5
Total current assets	1,749.3	1,849.5

Property, plant and equipment, net	398.7	404.6
Goodwill	617.2	612.1
Other intangible assets	668.3	664.8
Deferred tax assets	5.6	10.4
Other assets	38.3	41.6
Total assets	$3,477.4	$3,583.0

Liabilities
Accounts payable and accrued expenses	$385.7	$375.7
Dividends payable	--	49.8
Accrued income taxes	9.9	35.5
Current deferred tax liabilities	0.8	6.1
Short-term borrowings	4.3	6.5
Current portion of long-term debt	2.7	2.7
Total current liabilities	403.4	476.3

Long-term debt	502.8	502.1
Deferred tax liabilities	157.9	172.6
Accrued pension and other postretirement benefits	278.1	256.6
Other liabilities	65.8	53.4
Total liabilities	1,408.0	1,461.0

Commitments and contingencies

Stockholders’ Equity
Common stock (see Note 11):
Class A, voting	8.5	12.8
Class B, nonvoting	14.9	21.3
Additional paid-in capital	49.3	59.3
Retained earnings	3,031.5	3,057.0
Accumulated other comprehensive (loss) income, net of tax:
Cumulative translation adjustment	(6.9)	(20.2)
Postretirement benefits adjustment	(219.9)	(215.4)
Unrealized (loss) gain on cash flow hedges	(3.4)	4.1
Treasury stock, at cost (14,253,000 and 14,014,000
shares at April 30 and July 31, respectively)	(804.6)	(796.9)
Total stockholders’ equity	2,069.4	2,122.0
Total liabilities and stockholders’ equity	$3,477.4	$3,583.0

See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Three Months Ended
	July 31,
	2011	2012
Cash flows from operating activities:
Net income	$118.1	$147.5
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	13.0	11.5
Stock-based compensation expense	2.2	2.4
Deferred income taxes	(2.8)	28.4
Changes in assets and liabilities	(66.5)	(102.2)
Cash provided by operating activities	64.0	87.6

Cash flows from investing activities:
Additions to property, plant, and equipment	(6.2)	(17.4)
Acquisition of brand names and trademarks	(7.0)	--
Computer software expenditures	(0.5)	(0.1)
Cash used for investing activities	(13.7)	(17.5)

Cash flows from financing activities:
Net increase in short-term borrowings	1.9	2.2
Repayment of long-term debt	(0.8)	(0.6)
Net payments related to exercise of stock-based awards	(1.8)	(4.0)
Excess tax benefits from stock-based awards	4.4	7.6
Acquisition of treasury stock	(18.4)	--
Dividends paid	(46.4)	(49.8)
Cash used for financing activities	(61.1)	(44.6)

Effect of exchange rate changes on cash and cash equivalents	(3.8)	(2.3)

Net (decrease) increase in cash and cash equivalents	(14.6)	23.2

Cash and cash equivalents, beginning of period	567.1	338.3

Cash and cash equivalents, end of period	$552.5	$361.5

See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In these notes, “we,” “us,” and “our” refer to Brown-Forman Corporation.

1.         Condensed Consolidated Financial Statements

We prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information.  In accordance with those rules and regulations, we condensed or omitted certain information and disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  We suggest that you read these condensed financial statements together with the financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended April 30, 2012 (the “2012 Form 10-K”).

In our opinion, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial results for the periods covered by this report.

We prepared the accompanying financial statements on a basis that is substantially consistent with the accounting principles applied in our 2012 Form 10-K, although during the first quarter of fiscal 2013 we adopted new accounting guidance for the presentation of comprehensive income and for testing goodwill for impairment.  Our adoption of the new accounting guidance had no material impact on our financial statements.

2.         Inventories

We use the last-in, first-out (“LIFO”) method to determine the cost of most of our inventories.  If the LIFO method had not been used, inventories at current cost would have been $213.0 million higher than reported as of April 30, 2012, and $213.6 million higher than reported as of July 31, 2012.  Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

3.         Income Taxes

Our consolidated quarterly effective tax rate is based upon our expected annual operating income, statutory tax rates, and income tax laws in the various jurisdictions in which we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. The effective tax rate of 32.1% for the three months ended July 31, 2012, is based on an expected tax rate of 32.4% on ordinary income for the full fiscal year, the recognition of additional tax expense related to discrete items arising during the period, and interest on previously provided tax contingencies.  Our expected tax rate includes current fiscal year additions for existing tax contingency items.

We believe there will be no material change in our gross unrecognized tax benefits in the next twelve months.

We file income tax returns in the United States, including several state and local jurisdictions, as well as in several other countries in which we conduct business. The major jurisdictions and their earliest fiscal years that are currently open for tax examinations are 2004 in the United States, 2008 in Australia, Ireland and Italy, 2007 in Poland, 2006 in Finland, 2003 in the U.K., and 2001 in Mexico. The audit of our fiscal 2011 U.S. federal tax return was concluded during the current quarter.  In addition, we are participating in the Internal Revenue Service’s Compliance Assurance Program for our fiscal 2012 and 2013 tax years.

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

The following table presents information concerning basic and diluted earnings per share:

	Three Months Ended
	July 31
(Dollars in millions, except per share amounts)	2011	2012
Basic and diluted net income	$118.1	$147.5
Income allocated to participating securities	--	(0.1)
Net income available to common stockholders	$118.1	$147.4

Share data (in thousands):
Basic average common shares outstanding	217,242	213,168
Dilutive effect of stock-based awards	1,559	1,630
Diluted average common shares outstanding	218,801	214,798

Basic earnings per share	$0.54	$0.69
Diluted earnings per share	$0.54	$0.69

We excluded common stock-based awards for approximately 582,000 shares and 561,000 shares from the calculation of diluted earnings per share for the periods ended July 31, 2011 and 2012, respectively, because they were not dilutive for those periods under the treasury stock method.

As discussed in Note 11, all previously reported share and per share amounts have been restated in the accompanying financial statements and related notes to reflect the stock split.

5.         Dividends Payable

On July 26, 2012, our Board of Directors approved a regular quarterly cash dividend of $0.233 per share on Class A and Class B Common Stock. The dividend will be paid on October 1, 2012 to stockholders of record as of September 7, 2012.

6.         Contingencies

We operate in a litigious environment, and we are sued in the normal course of business.  Sometimes plaintiffs seek substantial damages.  Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate.  We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe these loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity.  No material accrued loss contingencies are recorded as of July 31, 2012.

7.         Pension and Other Postretirement Benefits

The following table shows the components of the pension and other postretirement benefit expense recognized for our U.S. benefit plans during the periods covered by this report. Information about similar international plans is not presented due to immateriality.

	Three Months Ended
	July 31
(Dollars in millions)	2011	2012
Pension Benefits:
Service cost	$4.0	$4.9
Interest cost	8.5	8.8
Expected return on plan assets	(10.1)	(10.2)
Amortization of:
Prior service cost	0.2	0.2
Net actuarial loss	4.9	7.0
Net expense	$7.5	$10.7

Other Postretirement Benefits:
Service cost	$0.4	$0.4
Interest cost	0.8	0.7
Amortization of:
Prior service cost	0.1	0.2
Net expense	$1.3	$1.3

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of July 31, 2012:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets:
Currency derivatives	--	$8.0	--	$8.0
Interest rate swaps	--	2.2	--	2.2

Liabilities:
Currency derivatives	--	4.7	--	4.7
Short-term borrowings	--	6.5	--	6.5
Current portion of long-term debt	--	2.7	--	2.7
Long-term debt	--	529.6	--	529.6

We determine the fair values of our currency derivatives (forwards and options) and interest rate swaps using standard valuation models.  The significant inputs used in these models are readily available in public markets or can be derived from observable market transactions.  Inputs used in these standard valuation models include the applicable exchange rate, forward rates and discount rates for the currency derivatives, and include interest rate yield curves for the interest rate swaps.  The standard valuation model for foreign currency options also uses implied volatility as an additional input.  The discount rates are based on the historical U.S. Treasury rates, and the implied volatility specific to individual foreign currency options is based on quoted rates from financial institutions.

The fair value of short-term borrowings approximates the carrying amount.  We determine the fair value of long-term debt based on the prices at which similar debt has recently traded in the market and considering the overall market conditions on the date of valuation.

We measure some assets and liabilities at fair value on a nonrecurring basis.  That is, we do not measure them at fair value on an ongoing basis, but we do adjust them to fair value in some circumstances (for example, when we determine that an asset is impaired).  The fair values of assets and liabilities measured at fair value on a nonrecurring basis during the periods presented in these financial statements were not material as of July 31, 2012.  At April 30, 2012 and July 31, 2012, the fair values of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate the carrying value because of the short-term nature of these instruments.

9.           Fair Value of Financial Instruments

The fair value of cash, cash equivalents, and short-term borrowings approximate the carrying amounts due to the short maturities of these instruments.  We determine the fair value of derivative financial instruments and long-term debt as discussed in Note 8.  As of July 31, 2012, the fair values and carrying amounts of these instruments were as follows:

	Carrying	Fair
(Dollars in millions)	Amount	Value
Assets:
Cash and cash equivalents	$361.5	$361.5
Currency derivatives	8.0	8.0
Interest rate swaps	2.2	2.2

Liabilities:
Currency derivatives	4.7	4.7
Short-term borrowings	6.5	6.5
Current portion of long-term debt	2.7	2.7
Long-term debt	502.1	529.6

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

We use currency derivative contracts to limit our exposure to the currency exchange risk that we cannot mitigate internally by using netting strategies.  We designate most of these contracts as cash flow hedges of forecasted transactions (expected to occur within three years).  We record all changes in the fair value of cash flow hedges (except any ineffective portion) in accumulated other comprehensive income (“AOCI”) until the underlying hedged transaction occurs, at which time we reclassify that amount into earnings.  We assess the effectiveness of these hedges based on changes in forward exchange rates.  The ineffective portion of the changes in fair value of our hedges (recognized immediately in earnings) during the periods presented in this report was not material.

We do not designate some of our currency derivatives as hedges because we use them to at least partially offset the immediate earnings impact of changes in foreign exchange rates on existing assets or liabilities.  We immediately recognize the change in fair value of these contracts in earnings.

As of July 31, 2012, we had outstanding currency derivatives with a total notional amount of $747.9 million, related primarily to our euro, British pound, and Australian dollar exposures.

Prior to July 31, 2012, we utilized exchange-traded futures and options contracts to mitigate our exposure to corn price volatility.  Because we did not designate these contracts as hedges for accounting purposes, we immediately recognized changes in their fair value in earnings. Effective July 31, 2012, we instead use forward purchase contracts with suppliers to protect against corn price volatility.  We expect to physically take delivery of the corn underlying each contract and use it for production over a reasonable period of time.  Accordingly, we account for these contracts as normal purchases rather than derivative instruments.

We manage our interest rate risk with swap contracts.  As of July 31, 2012, we had fixed-to-floating interest rate swaps outstanding with a total notional value of $125.0 million, with maturities matching those of our bonds.  These swaps are designated as fair value hedges.  The change in fair value of the swaps not related to accrued interest is offset by a corresponding adjustment to the carrying amounts of the bonds.

The following table presents the fair values of our derivative instruments as of July 31, 2012.  The fair values are presented below on a gross basis, while the fair values of those instruments that are subject to master settlement arrangements are presented on a net basis in the accompanying consolidated balance sheet, in conformity with GAAP.

(Dollars in millions)	Classification	Fair value of derivatives in a gain position	Fair value of derivatives in a loss position
Designated as cash flow hedges:
Currency derivatives	Other current assets	$9.3	$(3.3)
Currency derivatives	Other assets	2.3	(0.3)
Currency derivatives	Accrued expenses	2.4	(2.6)
Currency derivatives	Other liabilities	1.0	(1.7)

Designated as fair value hedges:
Interest rate swaps	Other current assets	0.5	--
Interest rate swaps	Other assets	1.7	--

Not designated as hedges:
Currency derivatives	Accrued expenses	--	(3.8)

The following table presents the amounts affecting our consolidated statement of operations for the periods covered by this report:
		Three Months Ended
		July 31,
(Dollars in millions)	Classification	2011	2012
Currency derivatives designated as cash flow hedge:
Net gain (loss) recognized in AOCI	n/a	$1.1	$12.6
Net gain (loss) reclassified from AOCI into income	Net sales	(5.3)	0.5

Interest rate swaps designated as fair value hedges:
Net gain (loss) recognized in income	Interest expense	0.9	0.3
Net gain (loss) recognized in income*	Other income	0.9	--
*The effect on the hedged item was an equal but offsetting amount for the periods presented.

Derivatives not designated as hedging instruments:
Currency derivatives – net gain (loss) recognized in income	Net sales	0.7	2.4
Currency derivatives – net gain (loss) recognized in income	Other income	(1.2)	(3.8)
Commodity derivatives – net gain (loss) recognized in income	Cost of sales	(1.2)	3.9

We expect to reclassify $5.3 million of deferred net gains recorded in AOCI as of July 31, 2012, to earnings during the next 12 months.  This reclassification would offset the anticipated earnings impact of the underlying hedged exposures.  The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur.  The maximum term of our contracts outstanding at July 31, 2012 is 24 months.

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

Some of our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained.   If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. As of July 31, 2012, the aggregate fair value of all derivatives with creditworthiness requirements that were in a net liability position was $0.8 million.

11.         Stock Split

On June 14, 2012, our Board of Directors authorized a 3-for-2 stock split for outstanding shares of the Company’s Class A and Class B common stock, subject to stockholder approval of an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of Class A and Class B common stock. The amendment, which was approved by stockholders on July 26, 2012, increased the authorized number of Class A Common Stock to 85,000,000 from 57,000,000 and the authorized number of Class B Common Stock to 400,000,000 from 100,000,000.

The stock split, which was effected as a stock dividend, resulted in the Company issuing one new share of Class A common stock for each two shares of Class A common stock outstanding and one new share of Class B common stock for each two shares of Class B common stock outstanding.  The stock split was paid on August 10, 2012, to stockholders of record as of August 3, 2012.  The stock split was not applied to the Company’s treasury shares.

As a result of the stock split, we reclassified approximately $10.7 million from the Company’s retained earnings account to its common stock accounts during the period ended July 31, 2012.  The $10.7 million represents the $0.15 par value per share of the shares issued in the stock split.

The following table shows the change in the Company’s outstanding shares during the periods covered by this report:

	Three Months Ended
	July 31
(Shares in thousands)	2011	2012
Class A (voting) Common Shares:
Balance at beginning of period	56,561	56,251
Acquisition of treasury stock	(64)	--
Stock issued under compensation plans	--	46
Stock split (3-for-2)	--	28,149
Balance at end of period	56,497	84,446

Class B (nonvoting) Common Shares:
Balance at beginning of period	88,429	85,823
Acquisition of treasury stock	(193)	--
Stock issued under compensation plans	54	80
Stock split (3-for-2)	--	42,951
Balance at end of period	88,290	128,854

All previously reported share and per share amounts have been restated in the accompanying financial statements and related notes to reflect the stock split.

Item 2.  Management’s Discussion and Analysis of Financial Condition
             and Results of  Operations

You should read the following discussion and analysis along with our 2012 Form 10-K. Note that the results of operations for the three months ended July 31, 2012, do not necessarily indicate what our operating results for the full fiscal year will be.  In this Item, “we,” “us,” and “our” refer to Brown-Forman Corporation.

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
First Quarter Fiscal 2013 Compared to First Quarter Fiscal 2012

A summary of our operating performance (dollars expressed in millions, except per share amounts) is presented below.
	Three Months Ended
	July 31,
	2011	2012	Change
Net sales	$840.3	$878.1	4%
Excise taxes	202.5	212.3	5%
Cost of sales	217.5	201.7	(7%)
Gross profit	420.3	464.1	10%
Advertising expenses	90.8	92.1	1%
Selling, general, and administrative expenses	139.0	148.5	7%
Amortization expense	1.3	--
Other (income) expense, net	3.3	1.8
Operating income	185.9	221.7	19%
Interest expense, net	7.1	4.6
Income before income taxes	178.8	217.1	21%
Income taxes	60.7	69.6
Net income	118.1	147.5	25%

Gross margin	50.0%	52.9%
Operating margin	22.1%	25.2%

Effective tax rate	34.0%	32.1%

Earnings per share:
Basic	$0.54	$0.69	27%
Diluted	0.54	0.69	27%

On a reported basis, net sales for the three months ended July 31, 2012 were $878.1 million, up $37.8 million, or 4%, compared to the same prior year period.  Solid underlying growth in the business, buy-ins in advance of price increases on several brands in several markets and higher estimated net trade inventory levels due in part to price increase buy-ins, fueled the growth in the quarter.  These gains were partially offset by a stronger U.S. dollar and the absence of net sales associated with the Hopland-based wine business, which we sold in April 2011.  (We had a transition services agreement with the buyer of Fetzer Vineyards that expired on December 31, 2011.)

Change vs. Prior Period
• Underlying change1 in net sales	10%
• Estimated net change in trade inventories2	4%
• Sale of Hopland-based wine business3	(4%)
• Foreign exchange4	(6%)
Reported change in net sales	4%

The primary factors contributing to our underlying growth in net sales for the quarter were increased consumer demand and the buy-in in advance of price increases for several of our brands in several markets, but particularly Jack Daniel’s in the U.S.  We expect these buy-ins to reverse in the second quarter.  The geographic expansion of Jack Daniel's Tennessee Honey, most significantly in Australia, and the introduction of additional sizes for this brand in the U.S. also contributed to the growth in underlying sales. The net sales performance for the rest of our portfolio showed significant acceleration in growth rates including for Finlandia, Appleton (an agency brand we represent in Mexico), the introduction of Southern Comfort Black Cherry, Herradura, Woodford Reserve, Maximus, Sonoma-Cutrer,  Korbel, and el Jimador.  Only a few brands in our portfolio experienced a decline in underlying net sales during the first quarter including the Southern Comfort parent brand.  On a geographic basis, several markets including the U.S., Australia, Poland, Mexico, Turkey, Russia, and France contributed to the underlying growth in net sales for the quarter which more than offset declines registered in certain markets including China and Japan.  Of the 10% underlying change in net sales, about 1% was due to price/mix while the remaining change reflects higher volumes.

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

3 Refers to the April 2011 sale of our Hopland, California-based wine business to Vina Concha y Toro S.A. and remained agency brands for us through December 31, 2011.  This agency relationship resulted in full fiscal year 2012 reported sales of $79 million and $0.03 of earnings per diluted share.   Included in this sale were the Fetzer winery, bottling facility, and vineyards, as well as the Fetzer brand and other Hopland, California-based wines, including Bonterra, Little Black Dress, Jekel, Five Rivers, Bel Arbor, Coldwater Creek, and Sanctuary.

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

The following discussion highlights net sales and depletion5 results in the first quarter for several brands compared to the same prior period:

•
Jack Daniel’s Family of Brands depletions and reported net sales grew high single digits for the first quarter while net sales on a constant currency6 basis grew double digits for the same period.  This growth was driven by a combination of broad based geographic growth and buy-ins in advance of price increases, most notably for Jack Daniel’s Tennessee Whiskey.  Innovation also continued to fuel the growth with the geographic expansion of Jack Daniel’s Tennessee Honey into select new markets outside the U.S.  Gentleman Jack and Jack Daniel’s Single Barrel benefitted from strong growth outside the U.S. and buy-in in advance of price increases in the U.S.

•
Jack Daniel’s ready-to-drink (RTD) brands net sales on a reported basis declined modestly in the quarter driven by the difficult comparisons to the same period a year ago where there was pipeline fill associated with the launch of a line extension in Japan.  Excluding Japan, the brands grew in the mid-single digit range on a reported basis.  On a constant currency basis, net sales grew modestly and volumetric gains continued in several markets but most notably Mexico and the U.K.

•
Finlandia net sales grew low single-digits on a reported basis, while depletions and net sales on a constant currency basis improved in the high single digits and double digits, respectively.  The brand’s growth was driven largely by volume gains in Poland and Russia where it continues to grow market share per Nielsen data.

•
Southern Comfort Family of Brands global net sales declined in the mid-single digits during the quarter on a reported basis and slightly on a constant currency basis driven by depletion declines for the parent brand internationally.  However, overall depletion trends improved for the brand in the U.S., the brand’s largest market, on the heels of a stronger and more consistent media presence, more effective promotional efforts with the trade, and continued flavor innovation.  The positive momentum in the U.S. was offset by a slow start in some key international markets, notably the U.K. and Germany.

•
Our super-premium brands, which include Herradura, Woodford Reserve, Tuaca, Sonoma- Cutrer and Chambord, collectively grew depletions and net sales on a reported and constant currency basis at double digits.

Cost of sales for the three months ended July 31, 2012 was $201.7 million, a decrease of $15.8 million, or 7%, compared to the same period a year ago.   Cost of sales was helped ($8.3 million) by a stronger U.S. dollar. Additionally, the absence of cost of sales associated with the Hopland-based wine business resulted in a reduction in cost of sales compared to the prior year.  Volumetric gains along with a shift in portfolio mix were the main contributors of the cost of sales increase for the period.  While not a notable factor in the first quarter, we expect higher input costs, including grain and glass, and an increase in transportation costs to contribute to higher costs of sales over balance of the year in the low single digits.  The following table highlights the major changes in costs for the first quarter:

Change vs. Prior Period
• Volumetric growth	5%
• Portfolio mix	3%
• Foreign exchange	(4%)
• Sale of Hopland-based wine business	(11%)
Reported change in cost of sales	(7%)

Gross profit for the three months ended July 31, 2012 was $464.1 million, an increase of $43.8 million compared to the first quarter of last year.  Gross profit was helped by underlying growth in revenue and an increase in estimated net trade inventory levels and was hurt by a stronger U.S. dollar and the absence of gross profit associated with the Hopland-based wine business. The same factors that drove the increase in underlying net sales for the quarter also contributed to the underlying growth in gross profit for the same period. The absence of the lower margin Hopland-based wine business, which improved the overall margin 1.4% points, and favorable brand/market mix were the primary factors driving the 2.9% point quarter over quarter improvement in gross margin to 52.9%.

The following table shows the major factors influencing the change in gross profit for the quarter:

Change vs. Prior Period
• Underlying change in gross profit	13%
• Estimated net change in trade inventories	5%
• Sale of Hopland-based wine business	(1%)
• Foreign exchange	(7%)
Reported change in gross profit	10%

Advertising expenses increased $1.3 million, or 1%, for the three month period on a reported basis.  A stronger U.S. dollar decreased advertising expense by over $5 million, or 6%, while the absence of spending behind the Hopland-based wine business reduced this quarter’s spending by 2%.  Excluding these factors, advertising expense rose 9%.  We continue to strive to optimize our mix of total brand investment by reallocating resources among brands, geographies, and channels to reach consumers around the world effectively and efficiently.  We expect to remain flexible in directing brand spending and resources to activities that support the business in the current environment while positioning our company for long-term growth.

Selling, general and administrative expenses increased $9.5 million, or 7%, for the quarter.  Inflation on salary and benefit expenses, higher pension expense driven primarily by a reduction in the assumed discount rate, the full year effect of investments made in our organization, capabilities in emerging markets last year such as China, the establishment of our own route-to-consumer distribution in Turkey, and timing of various spending contributed to the year over year increase in selling, general, and administrative expenses.

Operating income of $221.7 million increased $35.8 million, or 19%, for the three months ended July 31, 2012 compared to the same period last year.  Operating income benefited from the underlying growth in our business and an increase in estimated trade inventory levels, both of which were affected by buy-ins in advance of price increases.  Operating income was hurt by a stronger U.S. dollar and the absence of profits associated with the Hopland-based wine business, which was sold in April 2011.

Change vs. Prior Period
• Underlying change in operating income	17%
• Estimated net change in trade inventories	12%
• Sale of Hopland-based wine business	(1%)
• Foreign exchange	(9%)
Reported change in operating income	19%

Net interest expense decreased by $2.5 million compared to a year ago due principally to the maturing of $250 million 5.2% 5-yr bonds which were repaid with cash on April 1, 2012.

The effective tax rate in the quarter was 32.1% compared to 34.0% reported in the first quarter of fiscal 2012.  The decrease in our effective tax rate was driven by a reduction in tax expense related to discrete items arising during the period.

Reported diluted earnings per share of $0.69 for the quarter increased 27% from the $0.54 earned in the same prior year period.  This improvement resulted from the same factors that contributed to the increase in operating income as well as a reduction in net interest expense and a lower effective tax rate as discussed above.

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

Full-Year Outlook

Our fiscal 2013 full-year outlook, adjusted for the three-for-two stock split executed on August 10, 2012, remains unchanged from the earnings guidance provided in early June 2012 of $2.40 to $2.67 per diluted share.  We remain cautious given the many uncertainties that we believe will influence our overall financial performance for the year, including the ongoing volatile macroeconomic conditions, particularly in Europe, and the resulting effect on consumer spending particularly, the effect that our recent price increases may have on the trade and the consumer buyer preferences, the continued success of recent innovation activities including the expansion of Jack Daniel’s Tennessee Honey in select markets internationally, changes in distributor and retail inventory levels, and volatility in foreign exchange and commodity prices.  We continue to anticipate underlying net sales and operating income growth in the high-single digits.

Liquidity and Financial Condition

Cash and cash equivalents increased $23.2 million during the three months ended July 31, 2012, compared to a decline of $14.6 million during the same period last year.  Cash provided by operations was $87.6 million, up from $64.0 million for the same period last year, reflecting significantly higher earnings (excluding non-cash items) offset partially by a larger seasonal increase in working capital.  Cash used for investing activities increased from last year by $3.8 million, primarily reflecting this year’s $11.2 million increase in capital expenditures due primarily to investments to expand production capacity at Jack Daniel’s Distillery and Sonoma-Cutrer offset partially by last year’s first quarter $7.0 million acquisition of the Maximus brand name.  Cash used for financing activities was $16.5 million less than last year, largely reflecting last year’s acquisition of $18.4 million in treasury stock as part of a share repurchase program that expired in November 2011.  The impact on cash and cash equivalents as a result of exchange rate changes was a decline of $2.3 million for the three months ended July 31, 2012, compared to a decline of $3.8 million for the same period last year.

We have access to several liquidity sources to supplement our cash flow from operations.  Our commercial paper program, supported by our $800.0 million bank credit facility, continues to fund our short-term credit needs.  We could also satisfy our liquidity needs by drawing on the bank credit facility (currently unused), which expires in November 2016.  Under extreme market conditions, one or more participating banks may not be able to fully fund this credit facility.  In addition to our cash flow from operations, we believe that the markets for investment-grade bonds and private placements are very accessible and provide a source of long-term financing that could provide for any additional liquidity needs.

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

We believe our current liquidity position is strong and sufficient to meet all of our financial commitments for the foreseeable future. Our $800.0 million bank credit facility’s quantitative covenant requires our ratio of consolidated EBITDA (as defined in the agreement) to consolidated interest expense to be at least 3 to 1. At July 31, 2012, with a ratio of 32 to 1, we were within the covenant’s parameters.

As of July 31, 2012, we had total cash and cash equivalents of $361.5 million.  Of this amount, $257.4 million was held by foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States.  We do not expect to need the cash generated by those foreign subsidiaries to fund our domestic operations.  However, in the unforeseen event that we repatriate cash from those foreign subsidiaries, we would be required to provide for and pay U.S. taxes on permanently repatriated funds.

On July 26, 2012, our Board of Directors approved a regular quarterly cash dividend of $0.233 per share on Class A and Class B Common Stock. The dividend will be paid on October 1, 2012 to stockholders of record as of September 7, 2012.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We hold debt obligations and associated fixed-to-floating interest rate swaps, and foreign currency forward and option contracts that are exposed to risk from changes in interest rates, and foreign currency exchange rates, respectively.  Established procedures and internal processes govern the management of these market risks.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits

3(i)	Restated Certificate of Incorporation of Brown-Forman Corporation.
31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (not considered to be filed).
101
The following materials from Brown-Forman Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (a) Condensed Consolidated Statements of Operations, (b) Condensed Consolidated Balance Sheets, (c) Condensed Consolidated Statements of Cash Flows, and (d) Notes to the Condensed Consolidated Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN-FORMAN CORPORATION
(Registrant)

Date: September 5, 2012	By:	/s/ Donald C. Berg
Donald C. Berg
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)