Form 10-Q
period 2012-10-31
BROWN FORMAN CORP
filed 2012-12-05
CIK 14693

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  November 30, 2012

Class A Common Stock ($.15 par value, voting)	84,445,591
Class B Common Stock ($.15 par value, nonvoting)	129,023,534

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2011	2012	2011	2012
Net sales	$1,013.7	$1,013.8	$1,854.0	$1,891.9
Excise taxes	232.6	237.1	435.1	449.4
Cost of sales	279.2	252.2	496.7	453.9
Gross profit	501.9	524.5	922.2	988.6
Advertising expenses	106.7	106.6	197.5	198.7
Selling, general, and administrative expenses	146.8	159.1	285.9	307.6
Amortization expense	1.3	—	2.5	—
Other expense (income), net	0.8	(3.5)	4.1	(1.7)
Operating income	246.3	262.3	432.2	484.0
Interest income	0.7	0.7	1.5	1.3
Interest expense	7.8	5.5	15.7	10.7
Income before income taxes	239.2	257.5	418.0	474.6
Income taxes	81.6	84.5	142.4	154.1
Net income	$157.6	$173.0	$275.6	$320.5
Earnings per share:
Basic	$0.73	$0.81	$1.28	$1.50
Diluted	$0.73	$0.80	$1.27	$1.49
Cash dividends per common share:
Declared	$—	$—	$0.427	$0.467
Paid	$0.213	$0.233	$0.427	$0.467
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2011	2012	2011	2012
Net income	$157.6	$173.0	$275.6	$320.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(34.3)	12.5	(43.6)	(0.8)
Postretirement benefits adjustment	3.3	4.8	6.6	9.3
Net gain (loss) on cash flow hedges	4.6	(8.8)	8.6	(1.3)
Net other comprehensive (loss) income	(26.4)	8.5	(28.4)	7.2
Comprehensive income	$131.2	$181.5	$247.2	$327.7
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions)

	April 30, 2012	October 31, 2012
Assets
Cash and cash equivalents	$338.3	$368.5
Accounts receivable, less allowance for doubtful accounts of $9.1 and $10.5 at April 30 and October 31, respectively	475.3	681.5
Inventories:
Barreled whiskey	387.9	395.3
Finished goods	159.4	218.6
Work in process	114.5	124.6
Raw materials and supplies	50.3	59.0
Total inventories	712.1	797.5
Current deferred tax assets	36.3	19.2
Other current assets	187.3	188.3
Total current assets	1,749.3	2,055.0
Property, plant and equipment, net	398.7	415.9
Goodwill	617.2	615.8
Other intangible assets	668.3	667.6
Deferred tax assets	5.6	10.9
Other assets	38.3	38.7
Total assets	$3,477.4	$3,803.9
Liabilities
Accounts payable and accrued expenses	$385.7	$480.7
Accrued income taxes	9.9	9.0
Current deferred tax liabilities	0.8	5.6
Short-term borrowings	4.3	7.9
Current portion of long-term debt	2.7	2.7
Total current liabilities	403.4	505.9
Long-term debt	502.8	501.4
Deferred tax liabilities	157.9	185.2
Accrued pension and other postretirement benefits	278.1	243.1
Other liabilities	65.8	63.5
Total liabilities	1,408.0	1,499.1
Commitments and contingencies
Stockholders’ Equity
Common stock (see Note 10):
Class A, voting	8.5	12.8
Class B, nonvoting	14.9	21.3
Additional paid-in capital	49.3	67.0
Retained earnings	3,031.5	3,207.8
Accumulated other comprehensive (loss) income, net of tax:
Cumulative translation adjustment	(6.9)	(7.7)
Postretirement benefits adjustment	(219.9)	(210.6)
Unrealized loss on cash flow hedges	(3.4)	(4.7)
Treasury stock, at cost (14,253,000 and 13,873,000 shares at April 30 and October 31, respectively)	(804.6)	(781.1)
Total stockholders’ equity	2,069.4	2,304.8
Total liabilities and stockholders’ equity	$3,477.4	$3,803.9
 See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Six Months Ended
	October 31,
	2011	2012
Cash flows from operating activities:
Net income	$275.6	$320.5
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	25.8	23.6
Stock-based compensation expense	4.3	4.7
Deferred income taxes	16.7	42.4
Changes in assets and liabilities	(166.9)	(226.5)
Cash provided by operating activities	155.5	164.7
Cash flows from investing activities:
Additions to property, plant, and equipment	(18.8)	(38.7)
Acquisition of brand names and trademarks	(7.2)	—
Computer software expenditures	(0.7)	(0.3)
Cash used for investing activities	(26.7)	(39.0)
Cash flows from financing activities:
Net increase in short-term borrowings	2.6	3.7
Repayment of long-term debt	(1.5)	(1.3)
Net payments related to exercise of stock-based awards	(2.0)	(10.5)
Excess tax benefits from stock-based awards	4.8	13.0
Acquisition of treasury stock	(216.1)	—
Dividends paid	(92.4)	(99.5)
Cash used for financing activities	(304.6)	(94.6)
Effect of exchange rate changes on cash and cash equivalents	(11.2)	(0.9)
Net (decrease) increase in cash and cash equivalents	(187.0)	30.2
Cash and cash equivalents, beginning of period	567.1	338.3
Cash and cash equivalents, end of period	$380.1	$368.5
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

2.         Inventories
We use the last-in, first-out (“LIFO”) method to determine the cost of most of our inventories.  If the LIFO method had not been used, inventories at current cost would have been $213.0 million higher than reported as of April 30, 2012, and $215.3 million higher than reported as of October 31, 2012.  Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

3.         Income Taxes
Our consolidated interim effective tax rate is based upon our expected annual operating income, statutory tax rates, and income tax laws in the various jurisdictions in which we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. The effective tax rate of 32.5% for the six months ended October 31, 2012, is based on an expected tax rate of 32.7% on ordinary income for the full fiscal year, the recognition of net tax benefits related to discrete items arising during the period, and interest on previously provided tax contingencies.  Our expected tax rate includes current fiscal year additions for existing tax contingency items.

We believe there will be no material change in our gross unrecognized tax benefits in the next twelve months.

We file income tax returns in the United States, including several state and local jurisdictions, as well as in several other countries in which we conduct business. The major jurisdictions and their earliest fiscal years that are currently open for tax examinations are 2006 in the United States, 2008 in Australia, Ireland and Italy, 2007 in Poland, 2006 in Finland, 2003 in the U.K., and 2001 in Mexico. The audit of our fiscal 2011 U.S. federal tax return was concluded during the current fiscal year.  In addition, we are participating in the Internal Revenue Service’s Compliance Assurance Program for our fiscal 2012 and 2013 tax years.

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

The following table presents information concerning basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions, except per share amounts)	2011	2012	2011	2012
Net income	$157.6	$173.0	$275.6	$320.5
Income allocated to participating securities	(0.1)	(0.1)	(0.1)	(0.1)
Net income available to common stockholders	$157.5	$172.9	$275.5	$320.4

Share data (in thousands):
Basic average common shares outstanding	214,813	213,276	215,868	213,220
Dilutive effect of stock-based awards	1,463	1,615	1,511	1,623
Diluted average common shares outstanding	216,276	214,891	217,379	214,843

Basic earnings per share	$0.73	$0.81	$1.28	$1.50
Diluted earnings per share	$0.73	$0.80	$1.27	$1.49

We excluded common stock-based awards for approximately 582,000 shares and 508,000 shares from the calculation of diluted earnings per share for the three months ended October 31, 2011 and 2012, respectively. We excluded common stock-based awards for approximately 582,000 shares and 534,000 shares from the calculation of diluted earnings per share for the six months ended October 31, 2011 and 2012, respectively. We excluded those awards because they were not dilutive for those periods under the treasury stock method.

As discussed in Note 10, previously reported share and per share amounts have been restated in the accompanying financial statements and related notes to reflect the stock split.

5.         Contingencies
We operate in a litigious environment, and we are sued in the normal course of business.  Sometimes plaintiffs seek substantial damages.  Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate.  We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe these loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity.  No material accrued loss contingencies are recorded as of October 31, 2012.

6.         Pension and Other Postretirement Benefits
The following table shows the components of the pension and other postretirement benefit cost recognized for our U.S. benefit plans during the periods covered by this report. Information about similar international plans is not presented due to immateriality.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions)	2011	2012	2011	2012
Pension Benefits:
Service cost	$4.0	$4.9	$8.0	$9.8
Interest cost	8.5	8.8	17.0	17.6
Expected return on plan assets	(10.0)	(10.2)	(20.1)	(20.4)
Amortization of:
Prior service cost	0.2	0.2	0.4	0.4
Net actuarial loss	4.8	7.0	9.7	14.0
Net cost	$7.5	$10.7	$15.0	$21.4

Other Postretirement Benefits:
Service cost	$0.4	$0.4	$0.7	$0.8
Interest cost	0.7	0.7	1.5	1.5
Amortization of prior service cost	0.2	0.2	0.3	0.3
Net cost	$1.3	$1.3	$2.5	$2.6

7.           Fair Value Measurements
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

•	Level 3 – Unobservable inputs that are supported by little or no market activity.
The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of October 31, 2012:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets:
Currency derivatives	$—	$0.9	$—	$0.9
Interest rate swaps	—	1.8	—	1.8

Liabilities:
Currency derivatives	—	11.2	—	11.2
Short-term borrowings	—	7.9	—	7.9
Current portion of long-term debt	—	2.7	—	2.7
Long-term debt	—	525.1	—	525.1

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

We measure some assets and liabilities at fair value on a nonrecurring basis.  That is, we do not measure them at fair value on an ongoing basis, but we do adjust them to fair value in some circumstances (for example, when we determine that an asset is impaired).  The fair values of assets and liabilities measured at fair value on a nonrecurring basis during the periods presented in these financial statements were not material as of October 31, 2012.

8.           Fair Value of Financial Instruments
The fair value of cash, cash equivalents, and short-term borrowings approximate the carrying amounts due to the short maturities of these instruments.  We determine the fair value of derivative financial instruments and long-term debt as discussed in Note 7.  As of October 31, 2012, the fair values and carrying amounts of these instruments were as follows:

	Carrying	Fair
(Dollars in millions)	Amount	Value
Assets:
Cash and cash equivalents	$368.5	$368.5
Currency derivatives	0.9	0.9
Interest rate swaps	1.8	1.8

Liabilities:
Currency derivatives	11.2	11.2
Short-term borrowings	7.9	7.9
Current portion of long-term debt	2.7	2.7
Long-term debt	501.4	525.1

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

As of October 31, 2012, we had outstanding currency derivatives with a total notional amount of $719.1 million, related primarily to our euro, British pound, and Australian dollar exposures.

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

We manage our interest rate risk with swap contracts.  As of October 31, 2012, we had fixed-to-floating interest rate swaps outstanding with a total notional value of $125.0 million, with maturities matching those of our bonds.  These swaps are designated as fair value hedges.  The change in fair value of the swaps not related to accrued interest is offset by a corresponding adjustment to the carrying amounts of the bonds.

The following table presents the fair values of our derivative instruments as of October 31, 2012.  The fair values are presented below on a gross basis, while the fair values of those instruments that are subject to master settlement arrangements are presented on a net basis in the accompanying consolidated balance sheet, in conformity with GAAP.

(Dollars in millions)	Classification	Fair value of derivatives in a gain position	Fair value of derivatives in a loss position
Designated as cash flow hedges:
Currency derivatives	Other current assets	$2.0	$(1.2)
Currency derivatives	Other assets	0.1	—
Currency derivatives	Accrued expenses	1.5	(8.0)
Currency derivatives	Other liabilities	0.1	(4.1)

Designated as fair value hedges:
Interest rate swaps	Other current assets	0.3	—
Interest rate swaps	Other assets	1.5	—

Not designated as hedges:
Currency derivatives	Accrued expenses	—	(0.7)

The following tables present the amounts affecting our consolidated statements of operations for the periods covered by this report:

		Three Months Ended
		October 31,
(Dollars in millions)	Classification	2011	2012
Currency derivatives designated as cash flow hedge:
Net gain (loss) recognized in AOCI	n/a	$4.7	$(14.0)
Net gain (loss) reclassified from AOCI into income	Net sales	(2.8)	0.3

Interest rate swaps designated as fair value hedges:
Net gain (loss) recognized in income	Interest expense	0.9	0.3
Net gain (loss) recognized in income*	Other income	(0.4)	(0.2)
*The effect on the hedged item was an equal but offsetting amount for the periods presented.

Derivatives not designated as hedging instruments:
Currency derivatives – net gain (loss) recognized in income	Net sales	2.8	(1.5)
Currency derivatives – net gain (loss) recognized in income	Other income	(0.5)	2.2
Commodity derivatives – net gain (loss) recognized in income	Cost of sales	(0.7)	—

		Six Months Ended
		October 31,
(Dollars in millions)	Classification	2011	2012
Currency derivatives designated as cash flow hedge:
Net gain (loss) recognized in AOCI	n/a	$5.8	$(1.4)
Net gain (loss) reclassified from AOCI into income	Net sales	(8.1)	0.7

Interest rate swaps designated as fair value hedges:
Net gain (loss) recognized in income	Interest expense	1.8	0.5
Net gain (loss) recognized in income*	Other income	0.5	(0.2)
*The effect on the hedged item was an equal but offsetting amount for the periods presented.

Derivatives not designated as hedging instruments:
Currency derivatives – net gain (loss) recognized in income	Net sales	3.5	(1.0)
Currency derivatives – net gain (loss) recognized in income	Other income	(1.6)	(1.6)
Commodity derivatives – net gain (loss) recognized in income	Cost of sales	(2.0)	3.9

We expect to reclassify $4.9 million of deferred net losses recorded in AOCI as of October 31, 2012, to earnings during the next 12 months.  This reclassification would offset the anticipated earnings impact of the underlying hedged exposures.  The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur.  The maximum term of our contracts outstanding at October 31, 2012 is 24 months.

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

Some of our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained.   If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. As of October 31, 2012, the aggregate fair value of all derivatives with creditworthiness requirements that were in a net liability position was $9.7 million.

10.         Stock Split
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

The following table shows the change in the Company’s outstanding common shares shares during the six months ended October 31, 2012:

(Shares in thousands)	Class A (voting)	Class B (nonvoting)
Balance at April 30, 2012	56,251	85,823
Stock split (3-for-2)	28,149	42,951
Stock issued under compensation plans	46	221
Balance at October 31, 2012	84,446	128,995

Previously reported share and per share amounts have been restated in the accompanying financial statements and related notes to reflect the stock split.

11.    Subsequent Events
As announced on November 15, 2012, our Board of Directors increased our quarterly cash dividend on Class A and Class B common stock from $0.233 per share to $0.255 per share. Stockholders of record on December 5, 2012 will receive their quarterly cash dividend on December 26, 2012.
As announced on November 27, 2012, our Board of Directors declared a special cash dividend of $4.00 per share on Class A and Class B common stock. The special cash dividend will be paid on December 27, 2012 to stockholders of record as of December 12, 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition
and Results of  Operations

You should read the following discussion and analysis along with our 2012 Form 10-K. Note that the results of operations for the six months ended October 31, 2012, do not necessarily indicate what our operating results for the full fiscal year will be.  In this Item, “we,” “us,” and “our” refer to Brown-Forman Corporation.

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

•	consumer shifts away from brown spirits, premium-priced spirits, or spirits products generally; shifts to discount store purchases or other price-sensitive consumer behavior

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
Second Quarter Fiscal 2013 Compared to Second Quarter Fiscal 2012

A summary of our operating performance (dollars expressed in millions, except per share amounts) is presented below.

	Three Months Ended
	October 31,
	2011	2012	Change
Net sales	$1,013.7	$1,013.8	0%
Excise taxes	232.6	237.1	2%
Cost of sales	279.2	252.2	(10%)
Gross profit	501.9	524.5	4%
Advertising expenses	106.7	106.6	0%
Selling, general, and administrative expenses	146.8	159.1	8%
Amortization expense	1.3	—
Other expense (income), net	0.8	(3.5)
Operating income	246.3	262.3	7%
Interest expense, net	7.1	4.8
Income before income taxes	239.2	257.5	8%
Income taxes	81.6	84.5
Net income	157.6	173.0	10%

Gross margin	49.5%	51.7%
Operating margin	24.3%	25.9%

Effective tax rate	34.1%	32.8%

Earnings per share:
Basic	$0.73	$0.81	11%
Diluted	0.73	0.80	11%

On a reported basis, net sales for the three months ended October 31, 2012 were $1,013.8 million, flat compared to the same prior year period. An increase in underlying net sales was offset by the absence of net sales related to the Hopland-based wine business (which we sold to Vina Concha y Toro S.A. in April 2011, but whose brands we retained in our portfolio as agency brands through December 31, 2011), a decrease in net trade inventories, and a stronger U.S. dollar.

The following table shows the major factors influencing the change in net sales for the quarter:

Change vs. Prior Period
· Underlying change[1] in net sales	6%
· Foreign exchange[2]	(1%)
· Estimated net change in trade inventories[3]	(2%)
· Sale of Hopland-based wine business[4]	(3%)
Reported change in net sales	0%

The primary factors contributing to our underlying growth in net sales for the three month period were the expansion of Jack Daniel's Tennessee Honey in select markets outside the U.S., solid growth for the brand in the U.S., higher pricing for Jack Daniel's Tennessee Whiskey, and gains for several other brands in our portfolio including Jack Daniel's RTDs/RTPs, New Mix, Woodford Reserve, Gentlemen Jack, Herradura and Sonoma-Cutrer. The Southern Comfort Family of Brands experienced declines in net sales for the three month period, reflecting declines for the parent in the brand's top markets outside the U.S. and unfavorable comparisons to the same period a year ago where there was pipeline fill associated with the launch of the Southern Comfort Fiery Pepper line extension in the U.S. On a geographic basis, we experienced broad based growth in underlying net sales for the quarter, including gains in such countries as the U.S., Germany, Russia, Mexico, Australia, Turkey, and Poland. A few countries, including the U.K., South Africa, and France registered lower net sales for the quarter.

Cost of sales for the three months ended October 31, 2012 was $252.2 million, a decrease of $27.0 million, or 10%, compared to the same period a year ago. Cost of sales was helped by the absence of the Hopland-based wine business, foreign exchange, and a reduction in value-added package costs. These factors were only partially offset by volumetric gains along with a shift in the portfolio mix of products sold during the period.

Change vs. Prior Period
· Volumetric growth	1%
· Portfolio mix	1%
· Foreign exchange	(2%)
· Sale of Hopland-based wine business	(10%)
Reported change in cost of sales	(10%)

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
4 Refers to the April 2011 sale of our Hopland, California-based wine business to Vina Concha y Toro S.A. Included in this sale were the Fetzer winery, bottling facility, and vineyards, as well as the Fetzer brand and other Hopland, California-based wines, including Bonterra, Little Black Dress, Jekel, Five Rivers, Bel Arbor, Coldwater Creek, and Sanctuary. Although we sold these brands in April 2011, we retained them in our portfolio as agency brands through December 31, 2011. We believe that excluding their effect on operating results from fiscal 2012 versus fiscal 2013 provides helpful information in forecasting and planning the growth expectations of the company.

Gross profit for the three months ended October 31, 2012 was $524.5 million, an increase of $22.6 million, or 4%, compared to the same three month period last year. Gross profit was helped by underlying growth in the business but was hurt by a decrease in estimated net trade inventories and the absence of gross profit associated with the Hopland-based wine business. A reduction in costs associated with value added packages and the same factors that drove the increase in underlying net sales for the quarter also contributed to the underlying growth in gross profit for the same period. The absence of the lower margin Hopland-based wine business, which improved the overall margin 1.3 percentage points, combined with higher pricing, favorable brand/market mix, and a reduction in costs associated with value added packaging were the primary factors driving the 2.2 percentage points improvement in gross margin to 51.7% for the quarter compared to the same prior year period.

The following table shows the major factors influencing the change in gross profit for the quarter:

Change vs. Prior Period
· Underlying change in gross profit	8%
· Sale of Hopland-based wine business	(1%)
· Estimated net change in trade inventories	(3%)
Reported change in gross profit	4%

Reported advertising expenses were essentially flat for the three months ended October 31, 2012 compared to the same prior year period. A stronger U.S. dollar decreased advertising expense by 2%, while the absence of spending behind the Hopland-based wine business also reduced the spending for the three month period by 2%. Excluding these factors, advertising expense rose 4% reflecting incremental investments behind Southern Comfort in the U.S. and investments to support new product / line extension introductions including Finlandia ready-to-drink (RTD) and Platinum (ultra premium expression) in Poland, Little Black Dress vodka in the U.S., and the geographic expansion of Jack Daniel's Tennessee Honey in select markets internationally.

Selling, general and administrative expenses increased $12.3 million, or 8%, for the quarter, reflecting inflation on salary and benefit related expenses, higher pension expense driven primarily by a reduction in the assumed discount rate, the effect of investments made later in last fiscal year in both our organizational capabilities in emerging markets such as China and the establishment of our own route-to-consumer structure in Turkey, and timing of various spending.

Operating income of $262.3 million increased $16.0 million, or 7%, for the three months ended October 31, 2012 compared to the same period last year. Operating income benefited from the underlying growth in our business and foreign exchange. Operating income was hurt by a decrease in estimated net trade inventory levels and the reduction in profits associated with the Hopland-based wine business, which was sold in April 2011, but whose brands we retained in our portfolio as agency brands through December 31, 2011. The underlying growth in operating income was driven by higher volumes and pricing and a reduction in value added packaging costs, which also accounted for the increase in both underlying net sales and gross profit. An increase in operating expenses (advertising and selling general and administrative) partially offset these gains. The following table highlights the major factors influencing the change in operating income for the quarter:

Change vs. Prior Period
· Underlying change in operating income	9%
· Foreign exchange	5%
· Sale of Hopland-based wine business	(1%)
· Estimated net change in trade inventories	(6%)
Reported change in operating income	7%

Net interest expense decreased by $2.3 million compared to a year ago due principally to the maturing of $250 million 5.2%
5-year bonds which were repaid with cash on April 1, 2012.

The effective tax rate in the quarter was 32.8% compared to 34.1% reported in the second quarter of fiscal 2012. The decrease in our effective tax rate was driven by a reduction in tax expense related to discrete items arising during the period.

Reported diluted earnings per share of $0.80 for the quarter increased 11% from the $0.73 earned in the same prior year period. This improvement resulted from the same factors that contributed to the increase in operating income as well as a reduction in net interest expense and a lower effective tax rate as discussed above.

Results of Operations:
Six Months Fiscal 2013 Compared to Six Months Fiscal 2012

A summary of our operating performance (dollars expressed in millions, except per share amounts) is presented below.

	Six Months Ended
	October 31,
	2011	2012	Change
Net sales	$1,854.0	$1,891.9	2%
Excise taxes	435.1	449.4	3%
Cost of sales	496.7	453.9	(9%)
Gross profit	922.2	988.6	7%
Advertising expenses	197.5	198.7	1%
Selling, general, and administrative expenses	285.9	307.6	8%
Amortization expense	2.5	—
Other expense (income), net	4.1	(1.7)
Operating income	432.2	484.0	12%
Interest expense, net	14.2	9.4
Income before income taxes	418.0	474.6	14%
Income taxes	142.4	154.1
Net income	275.6	320.5	16%

Gross margin	49.7%	52.3%
Operating margin	23.3%	25.6%

Effective tax rate	34.1%	32.5%

Earnings per share:
Basic	$1.28	$1.50	18%
Diluted	1.27	1.49	18%

On a reported basis, net sales for the six months ended October 31, 2012 were $1,891.9, up $37.9 million, or 2%, compared to the same prior year period. Net sales benefitted from underlying growth in the business, including higher volumes and increased pricing, and higher estimated net trade inventory levels. These factors were partially offset by a stronger U.S. dollar and the absence of net sales associated with the Hopland-based wine business, which we sold in April 2011, but whose brands we retained in our portfolio as agency brands through December 31, 2011.

Change vs. Prior Period
· Underlying change in net sales	8%
· Estimated net change in trade inventories	1%
· Foreign exchange	(3%)
· Sale of Hopland-based wine business	(4%)
Reported change in net sales	2%

The primary factor contributing to our underlying growth in net sales for the six months was increased consumer demand for several of our brands, most notably Jack Daniel's in the U.S. Jack Daniel's also experienced strong growth in numerous markets outside the U.S., including Russia, Poland, Turkey, Central Europe, Australia, South East Asia, and Latin America. The geographic expansion of Jack Daniel's Tennessee Honey outside the U.S. (primarily Australia and the U.K.) and the introduction of additional sizes for this brand in the U.S. also contributed to the growth in underlying net sales. Several other brands in our portfolio also contributed to the net sales growth registered through the six month period including Herradura, Woodford Reserve, Sonoma Cutrer, New Mix, Korbel, Early Times, Maximus, and el Jimador. Only a few brands in our portfolio experienced a decline in underlying net sales through October, including the Southern Comfort parent brand. On a geographic basis, several markets including the U.S., Australia, Russia, Mexico, Germany, Poland and Turkey as well as the Travel Retail channel registered growth in underlying net sales for the period, more than offsetting declines registered in a few markets including the U.K. and South Africa. Of the 8% underlying change in net sales, over 2% was due to price/mix, while the remaining change reflects higher volumes.

The following discussion highlights net sales and depletion5 results in the first six months for several brands compared to the same prior period:

•
Jack Daniel's Family of Brands depletions and reported net sales grew mid-single digits for the first six months, while net sales on a constant currency[6] basis grew high-single digits for the same period. This growth was driven by a combination of broad based geographic growth of Jack Daniel's Tennessee Whiskey around the world and the geographic expansion of Jack Daniel's Tennessee Honey in select markets outside the U.S. Gentleman Jack and Jack Daniel's Single Barrel benefitted from gains in the U.S. and continued expansion in markets outside the U.S.

•
Jack Daniel's ready-to-drink / ready-to-pour (RTD/RTP) brands net sales on a reported basis grew modestly for the first six months, as gains in some markets were nearly offset by the declines in Japan where a year ago we launched a line extension. On a constant currency basis, net sales grew mid-single digits and volumetric gains continued in several markets, most notably Mexico and the U.K.

•
Finlandia net sales declined modestly on a reported basis, while depletions and net sales on a constant currency basis improved in the high-single digits. The brand's growth was driven largely by volume gains in Russia where it continues to gain market share of the premium vodka category per Nielsen data.

•
Southern Comfort Family of Brands global net sales declined in the mid single-digits during the six months on both a reported basis and constant currency basis, driven largely by depletion declines for the parent brand internationally. However, overall depletion trends and consumer takeaway trends continued to improve for the brand in the U.S., the brand's largest market, on the heels of a stronger and more consistent media presence, more effective promotional efforts with the trade, and continued flavor innovation. The positive momentum in the U.S. was offset by disappointing declines in some of the brand's key international markets, notably the U.K., Australia, and Germany.

•
Our super and ultra-premium brands, which include Herradura, Woodford Reserve, Tuaca, Sonoma- Cutrer and Chambord, collectively grew depletions high-single digits and net sales on a both a reported and constant currency basis at double digits.

Cost of sales for the six months ended October 31, 2012 decreased $42.8 million, or 9%, compared to the same period a year ago. Cost of sales was helped by the absence of the Hopland-based wine business, foreign exchange, and a reduction in value-added package costs. These positive factors were only partially offset by volumetric gains along with a shift in the portfolio mix of products sold during the period. While not a notable factor through the first six months of the year, we expect low-single digit increases in transportation and input costs, including corn and glass, to contribute to higher cost of sales over the balance of the year.

The following table highlights the major increases in cost of sales through October:

Change vs. Prior Period
· Volumetric growth	3%
· Portfolio mix	1%
· Foreign exchange	(2%)
· Sale of Hopland-based wine business	(11%)
Reported change in cost of sales	(9%)

5 Depletions are shipments direct to retail or from distributors to wholesale and retail customers, and are commonly regarded in the industry as an approximate measure of consumer demand.
6 Constant currency, a non-GAAP measure, represents reported net sales with the effect of currency movements removed. We calculate constant currency by translating current year results at prior year rates. We present our sales data on a constant dollar basis because exchange rate fluctuations can distort the underlying change in net sales, either positively or negatively.

Gross profit increased $66.4 million, or 7% for the six month period. Gross profit was helped by underlying growth in gross profit and an increase in estimated net trade inventory levels and was hurt by a stronger U.S. dollar and the absence of gross profit associated with the Hopland-based wine business. The same factors that drove the increase in underlying net sales for the six months also contributed to the underlying growth in gross profit for the same period. Similarly, the same factors that contributed to the increase in cost of goods on an underlying basis through October (volume growth and portfolio mix) partially offset the underlying growth in net sales for the six month period. The following table shows the major factors influencing the change in gross profit for the first six months of the fiscal year:

Change vs. Prior Period
· Underlying change in gross profit	10%
· Estimated net change in trade inventories	1%
· Sale of Hopland-based wine business	(1%)
· Foreign exchange	(3%)
Reported change in gross profit	7%

The absence of the lower margin Hopland-based wine business, which improved the overall margin 1.3 percentage points, higher pricing, favorable brand/market mix, and a reduction in the costs associated with value added packaging were the primary factors driving gross margin of 52.3% up from 49.7% in the prior year period. Although we expect the impact of price increases taken earlier this fiscal year across several brands and in many markets to provide gross margin improvement over the balance of the fiscal year, this benefit is expected to be offset slightly by higher cost of goods sold, the lack of comparative benefit from the absence of the lower margin Hopland-based brand business after December 31, and unfavorable brand/mix.

Advertising expenses increased $1.2 million, or 1%, for the six month period on a reported basis. A stronger U.S. dollar decreased advertising expense by over $7 million, or 3%, while the absence of spending behind the Hopland-based wine business reduced this quarter's spending by 2%. Excluding these factors, advertising expense rose 6%. Increased investments were reflected across nearly every brand in our portfolio, including Jack Daniel's, Southern Comfort, Finlandia and our tequila portfolio but most notably behind the introduction of Jack Daniel's Tennessee Honey in select international markets. We continue to strive to optimize our mix of total brand investment by reallocating resources among brands, geographies, and channels to reach consumers around the world effectively and efficiently. We expect to remain flexible in directing our advertising spend and resources to activities that support the business in the current environment while positioning our company for long-term growth.

Selling, general and administrative expenses increased $21.7 million, or 8%, compared to the first half of last fiscal year. Higher pension expense driven primarily by a reduction in the assumed discount rate, inflation on salary and benefit related expenses, the effect of investments made later in last fiscal year in both our organizational capabilities in emerging markets such as China and the establishment of our own route-to-consumer structure in Turkey, and timing of various spending contributed to the year over year increase in selling, general, and administrative expenses.

Operating income of $484.0 million increased $51.8 million, or 12%, compared to the same period last year. Operating income benefited from the underlying growth in our business and an increase in estimated net trade inventory levels. Operating income was hurt by foreign exchange and a reduction in profits associated with the Hopland-based wine business which was sold in April 2011, but whose brands we retained in our portfolio as agency brands through December 31, 2011. The underlying growth in operating income was driven by higher volumes, the benefit of price increases, and a reduction in costs associated with value added packages drove the increase in both underlying net sales and gross profit. An increase in operating expenses (advertising expenses plus selling general and administrative expenses) only partially offset these gains. The following table highlights the major factors influencing the change in operating income for the first six months of the fiscal year:

Change vs. Prior Period
· Underlying change in operating income	12%
· Estimated net change in trade inventories	2%
· Foreign exchange	(1%)
· Sale of Hopland-based wine business	(1%)
Reported change in operating income	12%

Net interest expense decreased by $4.8 million compared to a year ago due principally to the maturing of $250 million 5.2%
5-year bonds, which were repaid with cash on April 1, 2012.

The effective tax rate for the first half of the year was 32.5% compared to 34.1% reported in the first half of fiscal 2012. The decrease in our effective tax rate was primarily driven by a reduction in tax expense related to discrete items and an increase in the mix of foreign earnings at lower tax rate.

Reported diluted earnings per share of $1.49 for the first six months increased 18% from the $1.27 earned in the same prior year period. This growth resulted from the same factors that generated operating income growth for the six month period and was also helped by a reduction of net interest expense, a reduction in the effective tax rate, and fewer shares outstanding.

Full-Year Outlook

We have increased our fiscal 2013 full-year earnings outlook to a range of $2.58 to $2.70 per diluted share from $2.40 to $2.67 per diluted share. While there continues to be uncertainty in the global economy going into the important holiday selling season, we expect high single-digit growth in underlying net sales and low double-digit growth in operating income.

Liquidity and Financial Condition

Cash and cash equivalents increased $30.2 million during the six months ended October 31, 2012, compared to a decline of $187.0 million during the same period last year. Cash provided by operations was $164.7 million, up from $155.5 million for the same period last year, reflecting significantly higher earnings (excluding non-cash items) offset partially by a larger seasonal increase in working capital. Cash used for investing activities increased from last year by $12.3 million, primarily reflecting this year's $19.9 million increase in capital expenditures due largely to investments to expand production capacity at Jack Daniel's Distillery and Sonoma-Cutrer offset partially by last year's $7.2 million acquisition of the Maximus brand name. Cash used for financing activities was $210.0 million less than last year, largely reflecting last year's acquisition of $216.1 million in treasury stock as part of a share repurchase program that expired in November 2011. The impact on cash and cash equivalents as a result of exchange rate changes was a decline of $0.9 million for the six months ended October 31, 2012, compared to a decline of $11.2 million for the same period last year.

We have access to several liquidity sources to supplement our cash flow from operations. Our commercial paper program, supported by our $800.0 million bank credit facility, continues to fund our short-term credit needs. On November 19, 2012, the administrative agent for the bank credit facility notified us that the lenders have agreed to our request to extend the bank credit facility for an additional one year under the terms of the agreement. The bank credit facility, which is currently unused, is now scheduled to terminate on November 20, 2017. We could also satisfy our liquidity needs by drawing on it. Under extreme market conditions, one or more participating banks may not be able to fully fund this credit facility. In addition to our cash flow from operations, we believe that the markets for investment-grade bonds and private placements are very accessible and provide a source of long-term financing that could provide for any additional liquidity needs.

We have high credit standards when initiating transactions with counterparties and closely monitor our counterparty risks with respect to our cash balances and derivative contracts (that is, foreign currency, commodity, and interest rate hedges). If a counterparty's credit quality were to deteriorate below our credit standards, we would either liquidate exposures or require the counterparty to post appropriate collateral.

We believe our current liquidity position is strong and sufficient to meet all of our financial commitments for the foreseeable future. Our $800.0 million bank credit facility's quantitative covenant requires our ratio of consolidated EBITDA (as defined in the agreement) to consolidated interest expense to be at least 3 to 1. At October 31, 2012, with a ratio of 33 to 1, we were within the covenant's parameters.

As of October 31, 2012, we had total cash and cash equivalents of $368.5 million. Of this amount, $266.0 million was held by foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We do not expect to need the cash generated by those foreign subsidiaries to fund our domestic operations. However, in the unforeseen event that we repatriate cash from those foreign subsidiaries, we would be required to provide for and pay U.S. taxes on permanently repatriated funds.

As announced on November 15, 2012, our Board of Directors increased our quarterly cash dividend on Class A and Class B common stock from $0.233 per share to $0.255 per share. Stockholders of record on December 5, 2012 will receive their quarterly cash dividend on December 26, 2012.

As announced on November 27, 2012, our Board of Directors declared a special cash dividend of $4.00 per share on Class A and Class B common stock. The special cash dividend will be paid on December 27, 2012 to stockholders of record as of December 12, 2012. We expect to fund the special dividend with a combination of cash on hand and proceeds from the expected issuance of short-term and/or long-term debt.

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
101
The following materials from Brown-Forman Corporation's Quarterly Report on Form 10-Q for the quarter ended October 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (a) Condensed Consolidated Statements of Operations, (b) Condensed Consolidated Statements of Comprehensive Income, (c) Condensed Consolidated Balance Sheets, (c) Condensed Consolidated Statements of Cash Flows, and (d) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN-FORMAN CORPORATION
(Registrant)

Date:	December 5, 2012	By:	/s/ Donald C. Berg
Donald C. Berg
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)