Form 10-Q
period 2013-01-31
BROWN FORMAN CORP
filed 2013-03-06
CIK 14693

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2013
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  February 28, 2013

Class A Common Stock ($.15 par value, voting)	84,445,591
Class B Common Stock ($.15 par value, nonvoting)	129,170,198

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2013	2012	2013
Net sales	$959.0	$1,026.9	$2,813.1	$2,918.8
Excise taxes	257.4	280.0	692.5	729.4
Cost of sales	250.7	240.2	747.4	694.1
Gross profit	450.9	506.7	1,373.2	1,495.3
Advertising expenses	98.8	110.5	296.3	309.1
Selling, general, and administrative expenses	148.0	162.4	433.9	469.9
Amortization expense	0.8	—	3.4	—
Other (income) expense, net	(2.9)	(3.2)	1.3	(4.8)
Operating income	206.2	237.0	638.3	721.1
Interest income	0.6	0.7	2.1	1.9
Interest expense	7.9	8.3	23.6	19.0
Income before income taxes	198.9	229.4	616.8	704.0
Income taxes	65.8	71.8	208.1	226.0
Net income	$133.1	$157.6	$408.7	$478.0
Earnings per share:
Basic	$0.63	$0.74	$1.90	$2.24
Diluted	$0.62	$0.73	$1.89	$2.22
Cash dividends per common share:
Declared	$0.467	$4.510	$0.893	$4.977
Paid	$0.233	$4.255	$0.660	$4.722
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2013	2012	2013
Net income	$133.1	$157.6	$408.7	$478.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(10.4)	14.0	(54.0)	13.2
Postretirement benefits adjustment	3.3	4.5	9.9	13.8
Net gain (loss) on cash flow hedges	4.6	(1.9)	13.2	(3.2)
Net other comprehensive (loss) income	(2.5)	16.6	(30.9)	23.8
Comprehensive income	$130.6	$174.2	$377.8	$501.8
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions)

	April 30, 2012	January 31, 2013
Assets
Cash and cash equivalents	$338.3	$386.8
Accounts receivable, less allowance for doubtful accounts of $9.1 and $10.7 at April 30 and January 31, respectively	475.3	633.8
Inventories:
Barreled whiskey	387.9	421.3
Finished goods	159.4	194.8
Work in process	114.5	131.1
Raw materials and supplies	50.3	54.7
Total inventories	712.1	801.9
Current deferred tax assets	36.3	35.8
Other current assets	187.3	188.1
Total current assets	1,749.3	2,046.4
Property, plant and equipment, net	398.7	426.6
Goodwill	617.2	618.9
Other intangible assets	668.3	669.9
Deferred tax assets	5.6	11.7
Other assets	38.3	58.8
Total assets	$3,477.4	$3,832.3
Liabilities
Accounts payable and accrued expenses	$385.7	$466.4
Dividends payable	—	54.5
Accrued income taxes	9.9	15.0
Current deferred tax liabilities	0.8	7.1
Short-term borrowings	4.3	10.6
Current portion of long-term debt	2.7	253.7
Total current liabilities	403.4	807.3
Long-term debt	502.8	996.6
Deferred tax liabilities	157.9	193.2
Accrued pension and other postretirement benefits	278.1	246.5
Other liabilities	65.8	69.9
Total liabilities	1,408.0	2,313.5
Commitments and contingencies
Stockholders’ Equity
Common stock (see Note 11):
Class A, voting	8.5	12.8
Class B, nonvoting	14.9	21.3
Additional paid-in capital	49.3	70.9
Retained earnings	3,031.5	2,391.9
Accumulated other comprehensive (loss) income, net of tax:
Cumulative translation adjustment	(6.9)	6.3
Postretirement benefits adjustment	(219.9)	(206.1)
Unrealized loss on cash flow hedges	(3.4)	(6.6)
Treasury stock, at cost (14,253,000 and 13,703,000 shares at April 30 and January 31, respectively)	(804.6)	(771.7)
Total stockholders’ equity	2,069.4	1,518.8
Total liabilities and stockholders’ equity	$3,477.4	$3,832.3
 See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Nine Months Ended
	January 31,
	2012	2013
Cash flows from operating activities:
Net income	$408.7	$478.0
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	37.7	36.1
Stock-based compensation expense	6.5	7.4
Deferred income taxes	36.0	28.8
Changes in assets and liabilities	(147.2)	(183.1)
Cash provided by operating activities	341.7	367.2
Cash flows from investing activities:
Additions to property, plant, and equipment	(31.1)	(59.1)
Acquisition of brand names and trademarks	(7.2)	—
Computer software expenditures	(2.6)	(0.3)
Cash used for investing activities	(40.9)	(59.4)
Cash flows from financing activities:
Net increase in short-term borrowings	5.0	6.1
Repayment of long-term debt	(2.1)	(2.6)
Proceeds from long-term debt	—	747.5
Debt issuance costs	—	(6.6)
Net payments related to exercise of stock-based awards	(7.1)	(14.8)
Excess tax benefits from stock-based awards	7.9	17.5
Acquisition of treasury stock	(219.1)	—
Dividends paid	(142.0)	(1,008.0)
Cash used for financing activities	(357.4)	(260.9)
Effect of exchange rate changes on cash and cash equivalents	(15.6)	1.6
Net (decrease) increase in cash and cash equivalents	(72.2)	48.5
Cash and cash equivalents, beginning of period	567.1	338.3
Cash and cash equivalents, end of period	$494.9	$386.8
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

2.         Inventories
We use the last-in, first-out (“LIFO”) method to determine the cost of most of our inventories.  If the LIFO method had not been used, inventories at current cost would have been $213.0 million higher than reported as of April 30, 2012, and $213.2 million higher than reported as of January 31, 2013.  Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

3.         Income Taxes
Our consolidated interim effective tax rate is based upon our expected annual operating income, statutory tax rates, and income tax laws in the various jurisdictions in which we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. The effective tax rate of 32.1% for the nine months ended January 31, 2013, is based on an expected tax rate of 32.6% on ordinary income for the full fiscal year, as adjusted for the recognition of net tax benefits related to discrete items arising during the period and interest on previously provided tax contingencies.  Our expected tax rate includes current fiscal year additions for existing tax contingency items.

We believe there will be no material change in our gross unrecognized tax benefits in the next twelve months.

We file income tax returns in the United States, including several state and local jurisdictions, as well as in several other countries in which we conduct business. The major jurisdictions and their earliest fiscal years that are currently open for tax examinations are 2006 in the United States, 2009 in Ireland and Italy, 2008 in Australia, 2007 in Poland, 2006 in Finland, 2003 in the U.K., and 2001 in Mexico. The audit of our fiscal 2011 U.S. federal tax return was concluded during the current fiscal year.  In addition, we are participating in the Internal Revenue Service’s Compliance Assurance Program for our fiscal 2012 and 2013 tax years.

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

The following table presents information concerning basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions, except per share amounts)	2012	2013	2012	2013
Net income	$133.1	$157.6	$408.7	$478.0
Income allocated to participating securities	—	(0.1)	(0.1)	(0.2)
Net income available to common stockholders	$133.1	$157.5	$408.6	$477.8

Share data (in thousands):
Basic average common shares outstanding	212,891	213,459	214,976	213,301
Dilutive effect of stock-based awards	1,608	1,592	1,543	1,612
Diluted average common shares outstanding	214,499	215,051	216,519	214,913

Basic earnings per share	$0.63	$0.74	$1.90	$2.24
Diluted earnings per share	$0.62	$0.73	$1.89	$2.22

We excluded common stock-based awards for approximately 581,000 shares and 524,000 shares from the calculation of diluted earnings per share for the three months ended January 31, 2012 and 2013, respectively. We excluded common stock-based awards for approximately 581,000 shares and 531,000 shares from the calculation of diluted earnings per share for the nine months ended January 31, 2012 and 2013, respectively. We excluded those awards because they were not dilutive for those periods under the treasury stock method.

As discussed in Note 11, previously reported share and per share amounts have been restated in the accompanying financial statements and related notes to reflect the stock split.

5.         Contingencies
We operate in a litigious environment, and we are sued in the normal course of business.  Sometimes plaintiffs seek substantial damages.  Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate.  We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe these loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity.  No material accrued loss contingencies are recorded as of January 31, 2013.

6.         Pension and Other Postretirement Benefits
The following table shows the components of the pension and other postretirement benefit cost recognized for our U.S. benefit plans during the periods covered by this report. Information about similar international plans is not presented due to immateriality.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions)	2012	2013	2012	2013
Pension Benefits:
Service cost	$4.0	$4.9	$12.0	$14.7
Interest cost	8.5	8.8	25.5	26.3
Expected return on plan assets	(10.0)	(10.2)	(30.3)	(30.5)
Amortization of:
Prior service cost	0.2	0.2	0.7	0.7
Net actuarial loss	4.8	7.0	14.5	21.0
Net cost	$7.5	$10.7	$22.4	$32.2

Other Postretirement Benefits:
Service cost	$0.4	$0.4	$1.1	$1.3
Interest cost	0.7	0.7	2.3	2.2
Amortization of prior service cost	0.2	0.2	0.4	0.5
Net cost	$1.3	$1.3	$3.8	$4.0

7.           Debt
Our long-term debt consisted of the following:

	April 30,	January 31,
(Dollars in millions)	2012	2013
5.00% notes, due in fiscal 2014	$251.4	$251.1
2.50% notes, due in fiscal 2016	248.8	249.1
1.00% notes, due in fiscal 2018	—	249.2
2.25% notes, due in fiscal 2023	—	248.4
3.75% notes, due in fiscal 2043	—	249.9
Other	5.3	2.6
	505.5	1,250.3
Less current portion	2.7	253.7
	$502.8	$996.6

In January 2013, we provided the trustee of our 5.00% notes due in fiscal 2014 with our irrevocable commitment to redeem those notes in fiscal 2013 by exercising a "make-whole" call provision of the notes. Accordingly, the carrying amount of those notes is classified as current at January 31, 2013. We redeemed the notes on February 25, 2013.

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity.
The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of January 31, 2013:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets:
Currency derivatives	$—	$1.9	$—	$1.9
Interest rate swaps	—	1.8	—	1.8

Liabilities:
Currency derivatives	—	13.3	—	13.3
Short-term borrowings	—	10.6	—	10.6
Current portion of long-term debt	—	261.6	—	261.6
Long-term debt	—	994.0	—	994.0

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

We measure some assets and liabilities at fair value on a nonrecurring basis.  That is, we do not measure them at fair value on an ongoing basis, but we do adjust them to fair value in some circumstances (for example, when we determine that an asset is impaired).  The fair values of assets and liabilities measured at fair value on a nonrecurring basis during the periods presented in these financial statements were not material as of January 31, 2013.

9.           Fair Value of Financial Instruments
The fair value of cash, cash equivalents, and short-term borrowings approximate the carrying amounts due to the short maturities of these instruments.  We determine the fair value of derivative financial instruments and long-term debt as discussed in Note 8.  As of January 31, 2013, the fair values and carrying amounts of these instruments were as follows:

	Carrying	Fair
(Dollars in millions)	Amount	Value
Assets:
Cash and cash equivalents	$386.8	$386.8
Currency derivatives	1.9	1.9
Interest rate swaps	1.8	1.8

Liabilities:
Currency derivatives	13.3	13.3
Short-term borrowings	10.6	10.6
Current portion of long-term debt	253.7	261.6
Long-term debt	996.6	994.0

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

As of January 31, 2013, we had outstanding currency derivatives with a total notional amount of $721.7 million, related primarily to our euro, British pound, and Australian dollar exposures.

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

We manage our interest rate risk with swap contracts.  As of January 31, 2013, we had fixed-to-floating interest rate swaps outstanding with a total notional value of $125.0 million, with maturities matching those of our bonds.  These swaps are designated as fair value hedges.  The change in fair value of the swaps not related to accrued interest is offset by a corresponding adjustment to the carrying amounts of the bonds.

The following table presents the fair values of our derivative instruments as of January 31, 2013.  The fair values are presented below on a gross basis, while the fair values of those instruments that are subject to master settlement arrangements are presented on a net basis in the accompanying consolidated balance sheet, in conformity with GAAP.

(Dollars in millions)	Classification	Fair value of derivatives in a gain position	Fair value of derivatives in a loss position
Designated as cash flow hedges:
Currency derivatives	Other current assets	$1.9	$(0.4)
Currency derivatives	Other assets	0.4	(0.3)
Currency derivatives	Accrued expenses	3.4	(13.9)
Currency derivatives	Other liabilities	0.9	(3.8)

Designated as fair value hedges:
Interest rate swaps	Other current assets	1.8	—

Not designated as hedges:
Currency derivatives	Other current assets	0.4	—
Currency derivatives	Accrued expenses	0.4	(0.2)

The following tables present the amounts affecting our consolidated statements of operations for the periods covered by this report:

		Three Months Ended
		January 31,
(Dollars in millions)	Classification	2012	2013
Currency derivatives designated as cash flow hedge:
Net gain (loss) recognized in AOCI	n/a	$7.9	$(4.4)
Net gain (loss) reclassified from AOCI into income	Net sales	0.5	(1.4)

Interest rate swaps designated as fair value hedges:
Net gain (loss) recognized in income	Interest expense	0.7	0.3
Net gain (loss) recognized in income*	Other income	(0.6)	(0.3)
*The effect on the hedged item was an equal but offsetting amount for the periods presented.

Derivatives not designated as hedging instruments:
Currency derivatives – net gain (loss) recognized in income	Net sales	5.4	(0.6)
Currency derivatives – net gain (loss) recognized in income	Other income	—	0.9
Commodity derivatives – net gain (loss) recognized in income	Cost of sales	(0.8)	—

		Nine Months Ended
		January 31,
(Dollars in millions)	Classification	2012	2013
Currency derivatives designated as cash flow hedge:
Net gain (loss) recognized in AOCI	n/a	$13.7	$(5.8)
Net gain (loss) reclassified from AOCI into income	Net sales	(7.7)	(0.7)

Interest rate swaps designated as fair value hedges:
Net gain (loss) recognized in income	Interest expense	2.5	0.8
Net gain (loss) recognized in income*	Other income	(0.1)	(0.5)
*The effect on the hedged item was an equal but offsetting amount for the periods presented.

Derivatives not designated as hedging instruments:
Currency derivatives – net gain (loss) recognized in income	Net sales	8.9	(1.6)
Currency derivatives – net gain (loss) recognized in income	Other income	(1.6)	(0.7)
Commodity derivatives – net gain (loss) recognized in income	Cost of sales	(2.8)	3.9

We expect to reclassify $8.3 million of deferred net losses recorded in AOCI as of January 31, 2013, to earnings during the next 12 months.  This reclassification would offset the anticipated earnings impact of the underlying hedged exposures.  The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur.  The maximum term of our contracts outstanding at January 31, 2013 is 24 months.

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

Some of our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained.   If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. As of January 31, 2013, the aggregate fair value of all derivatives with creditworthiness requirements that were in a net liability position was $11.7 million.

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

The following table shows the change in the Company’s outstanding common shares shares during the nine months ended January 31, 2013:

(Shares in thousands)	Class A (voting)	Class B (nonvoting)
Balance at April 30, 2012	56,251	85,823
Stock split (3-for-2)	28,149	42,951
Stock issued under compensation plans	46	391
Balance at January 31, 2013	84,446	129,165

Previously reported share and per share amounts have been restated in the accompanying financial statements and related notes to reflect the stock split.

12.    Cash Dividends
Cash dividends declared and paid on Class A and Class B common stock during the nine months ended January 31, 2013 include a special cash dividend of $4.00 per share in addition to regular cash dividends.

Item 2.  Management’s Discussion and Analysis of Financial Condition
and Results of  Operations

You should read the following discussion and analysis along with our 2012 Form 10-K. Note that the results of operations for the nine months ended January 31, 2013, do not necessarily indicate what our operating results for the full fiscal year will be.  In this Item, “we,” “us,” and “our” refer to Brown-Forman Corporation.

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
Third Quarter Fiscal 2013 Compared to Third Quarter Fiscal 2012

A summary of our operating performance (dollars expressed in millions, except per share amounts) is presented below.

	Three Months Ended
	January 31,
	2012	2013	Change
Net sales	$959.0	$1,026.9	7%
Excise taxes	257.4	280.0	9%
Cost of sales	250.7	240.2	(4%)
Gross profit	450.9	506.7	12%
Advertising expenses	98.8	110.5	12%
Selling, general, and administrative expenses	148.0	162.4	10%
Amortization expense	0.8	—
Other (income) expense, net	(2.9)	(3.2)
Operating income	206.2	237.0	15%
Interest expense, net	7.3	7.6
Income before income taxes	198.9	229.4	15%
Income taxes	65.8	71.8
Net income	133.1	157.6	18%

Gross margin	47.0%	49.3%
Operating margin	21.5%	23.1%

Effective tax rate	33.1%	31.3%

Earnings per share:
Basic	$0.63	$0.74	18%
Diluted	0.62	0.73	18%

On a reported basis, net sales for the three months ended January 31, 2013 were $1,026.9 million, up 7% compared to the same prior year period. An increase in underlying net sales and a weaker U.S. dollar were partially offset by the absence of net sales related to the Hopland-based wine business (which we sold to Vina Concha y Toro S.A. in April 2011, but whose brands we retained in our portfolio as agency brands through December 31, 2011), and a decrease in net trade inventories.

The following table shows the major factors influencing the change in net sales for the quarter:

Change vs. Prior Period
· Underlying change[1] in net sales	8%
· Foreign exchange[2]	2%
· Estimated net change in trade inventories[3]	(1%)
· Absence of Hopland brands[4]	(2%)
Reported change in net sales	7%

The primary factors contributing to our underlying growth in net sales for the three month period were the expansion of Jack Daniel's Tennessee Honey in select markets outside the U.S., solid growth for the brand in the U.S., higher pricing for Jack Daniel's Tennessee Whiskey, and gains for several other brands in our portfolio including Jack Daniel's RTDs/RTPs, New Mix, Woodford Reserve, Gentleman Jack, used barrel sales, and Herradura. The Southern Comfort Family of Brands increased underlying net sales for the three month period, driven by the continuing roll-out of Southern Comfort Lime in the U.K., and a slight increase in the parent brand in the U.K. and the U.S. On a geographic basis, we experienced broad based growth in underlying net sales for the quarter, including gains in such countries as the U.K., Germany, U.S., Australia, Mexico, and Turkey. A few countries, including Poland, France, and Spain registered lower net sales for the quarter.

Cost of sales for the three months ended January 31, 2013 was $240.2 million, a decrease of $10.5 million, or 4%, compared to the same period a year ago. Cost of sales was helped by the absence of the Hopland-based wine business, a shift in portfolio mix, and reduced levels of gift and value-added packages (VAP). These factors were only partially offset by volumetric gains and foreign exchange.

Change vs. Prior Period
· Volumetric growth	4%
· Foreign exchange	1%
· Portfolio mix and reduced VAP	(4%)
· Absence of Hopland brands	(5%)
Reported change in cost of sales	(4%)

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
3 Refers to the estimated financial impact of changes in wholesale trade inventories for our brands. We compute this effect by using our estimated depletion trends and separately identifying trade inventory changes in the variance analysis for our key measures. Based on the estimated depletions and the fluctuations in trade inventory levels, we then adjust the percentage variances from prior to current periods for our key measures. We believe it is important to separately identify the impact of this item in order for management and investors to understand the effect that varying levels of wholesale inventories can have on our business results.
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

Gross profit for the three months ended January 31, 2013 was $506.7 million, an increase of $55.8 million, or 12%, compared to the same three month period last year. Gross profit was helped by underlying growth in the business and a weaker dollar but was hurt by the absence of gross profit associated with the Hopland-based wine business. In addition to the same factors that drove the increase in underlying net sales, the reduction in costs associated with value added packages contributed to the underlying growth in gross profit for the same period. The absence of the lower margin Hopland-based wine business, which improved the overall margin 0.6 percentage points, combined with higher pricing, favorable brand/market mix, and a reduction in costs associated with value added packaging were the primary factors driving the 2.3 percentage points improvement in gross margin to 49.3% for the quarter compared to the same prior year period.

The following table shows the major factors influencing the change in gross profit for the quarter:

Change vs. Prior Period
· Underlying change in gross profit	11%
· Foreign exchange	2%
· Estimated net change in trade inventories	(0%)
· Absence of Hopland brands	(1%)
Reported change in gross profit	12%

Reported advertising expenses increased 12% for the three months ended January 31, 2013 compared to the same prior year period. Excluding foreign exchange, advertising expense rose 9%, reflecting incremental investments behind Southern Comfort in the U.S., Jack Daniel's Tennessee Honey in select markets, our tequila business in the U.S. and Mexico, and Finlandia in Poland and Russia.

Selling, general and administrative expenses increased $14.4 million, or 10%, for the quarter, reflecting inflation on salary and benefit related expenses, higher pension expense driven primarily by a reduction in the assumed discount rate, the effect of investments made in our organizational capabilities in various markets, and timing of spending.

Operating income of $237.0 million increased $30.8 million, or 15%, for the three months ended January 31, 2013 compared to the same period last year. Operating income benefited from the underlying growth in our business and foreign exchange. Operating income was reduced by a decrease in estimated net trade inventory levels and the reduction in profits associated with the Hopland-based wine business. The underlying growth in operating income was driven by higher volumes and pricing and a reduction in value added packaging costs. An increase in operating expenses (advertising and selling general and administrative) partially offset these gains. The following table highlights the major factors influencing the change in operating income for the quarter:

Change vs. Prior Period
· Underlying change in operating income	14%
· Foreign exchange	2%
· Estimated net change in trade inventories	(0%)
· Absence of Hopland brands	(1%)
Reported change in operating income	15%

The effective tax rate in the quarter was 31.3% compared to 33.1% reported in the third quarter of fiscal 2012. The decrease in our effective tax rate was primarily driven by an increase in the mix of foreign earnings at lower tax rates.

Reported diluted earnings per share of $0.73 for the quarter increased 18% from the $0.62 earned in the same prior year period. This improvement resulted from the same factors that contributed to the increase in operating income and a lower effective tax rate as discussed above.

Results of Operations:
Nine Months Fiscal 2013 Compared to Nine Months Fiscal 2012

A summary of our operating performance (dollars expressed in millions, except per share amounts) is presented below.

	Nine Months Ended
	January 31,
	2012	2013	Change
Net sales	$2,813.1	$2,918.8	4%
Excise taxes	692.5	729.4	5%
Cost of sales	747.4	694.1	(7%)
Gross profit	1,373.2	1,495.3	9%
Advertising expenses	296.3	309.1	4%
Selling, general, and administrative expenses	433.9	469.9	8%
Amortization expense	3.4	—
Other expense (income), net	1.3	(4.8)
Operating income	638.3	721.1	13%
Interest expense, net	21.5	17.1
Income before income taxes	616.8	704.0	14%
Income taxes	208.1	226.0
Net income	408.7	478.0	17%

Gross margin	48.8%	51.2%
Operating margin	22.7%	24.7%

Effective tax rate	33.7%	32.1%

Earnings per share:
Basic	$1.90	$2.24	18%
Diluted	1.89	2.22	18%

On a reported basis, net sales for the nine months ended January 31, 2013 were $2,918.8, up $105.7 million, or 4%, compared to the same prior year period. Net sales benefited from underlying growth in the business, including higher volumes across most brands and increased pricing. These factors were partially offset by a stronger U.S. dollar and the absence of net sales associated with the Hopland-based wine business, which we sold in April 2011, but whose brands we retained in our portfolio as agency brands through December 31, 2011.

Change vs. Prior Period
· Underlying change in net sales	8%
· Foreign exchange	(1%)
· Absence of Hopland brands	(3%)
Reported change in net sales	4%

The primary factor contributing to our underlying growth in net sales for the nine months was increased consumer demand for several of our brands, most notably Jack Daniel's in the U.S. Jack Daniel's also experienced strong growth in numerous markets outside the U.S., including Germany, Turkey, Japan, Poland, Central Europe, Australia, Russia, and Latin America. The geographic expansion of Jack Daniel's Tennessee Honey outside the U.S. (primarily Australia and the U.K.) and the continued growth of this brand in the U.S. also contributed to the growth in underlying net sales. Several other brands in our portfolio also contributed to the net sales growth registered through the nine month period including Jack Daniel's RTDs/RTPs, Woodford Reserve, Gentleman Jack, Finlandia, Herradura, New Mix, agency brands, used barrels, and Sonoma-Cutrer. Only a few brands in our portfolio experienced a decline in underlying net sales through January, including the Southern Comfort parent brand. On a geographic basis, several markets including the U.S., Australia, Germany, Mexico, Russia, Turkey, the U.K., and

Poland registered growth in underlying net sales for the period, more than offsetting declines registered in a few markets including Spain and Italy. Of the 8% underlying change in net sales, 3% was due to price/mix, while the remaining change reflects higher volumes.

The following discussion highlights net sales and depletion5 results in the first nine months for several brands compared to the same prior period:

•
Jack Daniel's Family of Brands depletions grew mid-single digits for the first nine months. Net sales increased ahead of volume growth because of higher pricing, growing high-single digits on a reported basis and low double-digits on a constant currency[6] basis for the same period. This growth was driven by a combination of broad-based volumetric and pricing growth of Jack Daniel's Tennessee Whiskey around the world and the growth of Jack Daniel's Tennessee Honey in the U.S. and expansion of the brand to select markets outside the U.S. Gentleman Jack and Jack Daniel's Single Barrel benefited from gains in the U.S. and continued expansion in markets outside the U.S. Jack Daniel's ready-to-drink / ready-to-pour (RTD/RTP) brands net sales on a reported and constant currency basis grew mid-single digits for the first nine months, as gains in some markets were only partially offset by declines in Japan where we launched a line extension a year ago. Volumetric gains continued in several markets, most notably Mexico, Germany, the U.K., and Australia.

•
Finlandia net sales grew low-single digits on a reported basis, while depletions and net sales on a constant currency basis improved in the mid-single digits. The brand's growth was driven largely by volume gains in Russia where it continues to gain market share of the premium vodka category per Nielsen data.

•
Southern Comfort Family of Brands global net sales declined in the mid single-digits during the nine months on both a reported basis and constant currency basis, driven largely by depletion declines for the parent brand internationally. However, overall depletion trends continue to improve for the parent brand in the U.S., the brand's largest market, on the heels of a stronger and more consistent media presence, more effective promotional efforts with the trade, and continued flavor innovation. The positive momentum on the parent brand in the U.S. was offset by lower sales of Southern Comfort Fiery Pepper, which was discontinued, and disappointing declines in some of the brand's key international markets, notably Australia and the U.K.

•
Our super and ultra-premium brands, which include Herradura, Woodford Reserve, Tuaca, Sonoma-Cutrer and Chambord, collectively grew depletions high-single digits and net sales on a both a reported and constant currency basis in the mid-teens.

Cost of sales for the nine months ended January 31, 2013 decreased $53.3 million, or 7%, compared to the same period a year ago. While costs increased with the volumetric growth of our business, that increase was more than offset by cost reductions resulting from the absence of the Hopland-based wine business and foreign exchange. Slightly higher transportation and input costs, including corn and glass, and slightly higher costs related to portfolio sales mix were fully offset by lower VAP expenses. We expect low single-digit increases on transportation, corn and glass to contribute to higher cost of sales over the balance of the year.

The following table highlights the major increases in cost of sales through January:

Change vs. Prior Period
· Volumetric growth	3%
· Cost increases and reduced VAP	0%
· Foreign exchange	(1%)
· Absence of Hopland brands	(9%)
Reported change in cost of sales	(7%)

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

Gross profit increased $122.1 million, or 9% for the nine month period. Gross profit was helped by underlying growth in gross profit and an increase in estimated net trade inventory levels and was hurt by a stronger U.S. dollar and the absence of gross profit associated with the Hopland-based wine business. The same factors that drove the increase in underlying net sales for the nine months also contributed to the underlying growth in gross profit for the same period. The following table shows the major factors influencing the change in gross profit for the first nine months of the fiscal year:

Change vs. Prior Period
· Underlying change in gross profit	10%
· Estimated net change in trade inventories	1%
· Absence of Hopland brands	(1%)
· Foreign exchange	(1%)
Reported change in gross profit	9%

The absence of the lower margin Hopland-based wine business, which improved the overall margin 1.2 percentage points, higher pricing, favorable brand/market mix, and a reduction in the costs associated with value added packaging were the primary factors driving gross margin of 51.2% up from 48.8% in the prior year period. No further margin expansion is expected during the fourth quarter, as the continued favorable impact of price increases taken earlier this fiscal year is expected to be offset by slightly higher cost of goods sold during the quarter and the lack of comparative benefit (after December 31, 2012) from the absence of the lower margin Hopland brands.

Advertising expenses increased $12.8 million, or 4%, for the nine month period on a reported basis. A stronger U.S. dollar decreased advertising expense by over $4 million, or 1%, while the absence of spending behind the Hopland-based wine business reduced spending by 2% for the nine month period. Excluding these factors, advertising expense rose 7%. Increased investments were reflected across nearly every brand in our portfolio, including Jack Daniel's, Southern Comfort, Finlandia and our tequila portfolio but most notably behind the introduction of Jack Daniel's Tennessee Honey in select international markets. We continue to strive to optimize our mix of total brand investment by reallocating resources among brands, geographies, and channels to reach consumers around the world effectively and efficiently. We expect to remain flexible in directing our advertising spend and resources to activities that support the business in the current environment while positioning our company for long-term growth.

Selling, general and administrative expenses increased $36.0 million, or 8%, compared to the first nine months of last fiscal year. Higher pension expense driven primarily by a reduction in the assumed discount rate, inflation on salary and benefit related expenses, the effect of investments made later in last fiscal year in both our organizational capabilities in emerging markets such as China and the establishment of our own route-to-consumer structure in Turkey, and timing of various spending contributed to the year over year increase in selling, general, and administrative expenses.

Operating income of $721.1 million increased $82.8 million, or 13%, compared to the same period last year. Operating income benefited from the underlying growth in our business and an increase in estimated net trade inventory levels. Operating income was hurt by a reduction in profits associated with the Hopland-based wine business which was sold in April 2011, but whose brands we retained in our portfolio as agency brands through December 31, 2011. The underlying growth in operating income was driven by higher volumes, the benefit of price increases and the reduction in costs associated with value added packages. An increase in operating expenses (advertising expenses plus selling general and administrative expenses) only partially offset these gains. The following table highlights the major factors influencing the change in operating income for the first nine months of the fiscal year:

Change vs. Prior Period
· Underlying change in operating income	13%
· Estimated net change in trade inventories	1%
· Absence of Hopland brands	(1%)
Reported change in operating income	13%

Net interest expense decreased by $4.4 million compared to a year ago due principally to the maturing of $250 million 5.2%
5-year bonds, which were repaid with cash on April 1, 2012.

The effective tax rate for the first nine months of the year was 32.1% compared to 33.7% reported in the first nine months of fiscal 2012. The decrease in our effective tax rate was primarily driven by an increase in the mix of foreign earnings at lower tax rates and a reduction in tax expense related to discrete items.

Reported diluted earnings per share of $2.22 for the first nine months increased 18% from the $1.89 earned in the same prior year period. This growth resulted from the same factors that generated operating income growth for the nine month period and was also helped by a reduction of net interest expense, a reduction in the effective tax rate, and fewer shares outstanding.

Full-Year Outlook

We have updated our fiscal 2013 earnings outlook to a range of $2.60 to $2.68 from $2.58 to $2.70.  While uncertainty persists in the fragile global economy, we continue to expect high single-digit growth in underlying net sales and low double-digit growth in underlying operating income in fiscal 2013.

Critical Accounting Estimates

Our Annual Report on Form 10-K for the year ended April 30, 2012, includes a discussion of our critical accounting estimates, including those related to the valuation of our brand names and trademarks ("brand names").
We assess each of our brand names for impairment at least annually. A brand name is considered impaired if its book value exceeds its estimated fair value. We typically estimate that fair value using the "relief from royalty" method. We also consider market values for similar assets when available. Considerable management judgment is necessary to estimate fair value, including making assumptions about future cash flows, discount rates, and royalty rates.
We assessed several of our brand names for impairment during the quarter ended January 31, 2013. No impairment was indicated for any of the brand names reviewed.
With regard to the Chambord brand name however, as of January 31, 2013, its estimated fair value exceeded its book value of $116.5 million by approximately $9.8 million. While the brand is growing outside the U.S., and we have a number of initiatives that we anticipate will drive growth for the brand globally, we have lower expectations for the brand in the core U.S. market. Future events or even slight changes in the assumptions used to estimate the fair value of this brand name could significantly change its estimated fair value, which could result in a future impairment charge. For example, a 50-basis-point increase in our cost of capital, a key assumption in which a small change can have a significant effect, would decrease the fair value of the Chambord brand name by $13.4 million. This would result in a non-cash brand name impairment charge.
Liquidity and Financial Condition

Cash and cash equivalents increased $48.5 million during the nine months ended January 31, 2013, compared to a decline of $72.2 million during the same period last year. Cash provided by operations was $367.2 million, up from $341.7 million for the same period last year, reflecting significantly higher earnings (excluding non-cash items) offset partially by a larger increase in working capital. Cash used for investing activities increased from last year by $18.5 million, primarily reflecting this year's $28.0 million increase in capital expenditures due largely to investments to expand production capacity at Jack Daniel's Distillery and Sonoma-Cutrer, offset partially by last year's $7.2 million acquisition of the Maximus brand name. Cash used for financing activities was $260.9 million during the nine months ended January 31, 2013, down $96.5 million from $357.4 million for the prior year period. The current period amount of $260.9 consists largely of dividend payments of $1,008.0 million (including $854.1 million related to a $4.00 per share special dividend paid in December 2012) offset partially by $747.5 million in proceeds from bonds issued in December 2012 to fund the special dividend payment. The prior period amount of $357.4 million consisted largely of the acquisition of $219.1 million in treasury stock as part of a share repurchase program that expired in November 2011 and dividend payments of $142.0 million. The impact on cash and cash equivalents as a result of exchange rate changes was an increase of $1.6 million for the nine months ended January 31, 2013, compared to a decline of $15.6 million for the same period last year.

As discussed above, we received proceeds of $747.5 million ($750.0 million principal amount, less discounts) from bonds issued in December 2012. The $750.0 million consisted of: $250.0 million of 1.00% notes due in fiscal 2018; $250.0 million of 2.25% notes due in fiscal 2023; and $250.0 million of 3.75% notes due in fiscal 2043.

We have access to several liquidity sources to supplement our cash flow from operations. Our commercial paper program continues to fund our short-term credit needs. This program is supported by our $800.0 million bank credit facility which was extended to November 20, 2017. We could also satisfy our liquidity needs by drawing on the facility. Under extreme market conditions, one or more participating banks may not be able to fully fund this credit facility. In addition to our cash flow from operations, we believe that the markets for investment-grade bonds and private placements are very accessible and provide a source of long-term financing that could provide for any additional liquidity needs.

We have high credit standards when initiating transactions with counterparties and closely monitor our counterparty risks with respect to our cash balances and derivative contracts. If a counterparty's credit quality were to deteriorate below our credit standards, we would either liquidate exposures or require the counterparty to post appropriate collateral.

We believe our current liquidity position is strong and sufficient to meet all of our financial commitments for the foreseeable future. Our $800.0 million bank credit facility's quantitative covenant requires our ratio of consolidated EBITDA (as defined in the agreement) to consolidated interest expense to be at least 3 to 1. At January 31, 2013, with a ratio of 35 to 1, we were within the covenant's parameters.

As of January 31, 2013, we had total cash and cash equivalents of $386.8 million. Of this amount, $246.0 million was held by foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We do not expect to need the cash generated by those foreign subsidiaries to fund our domestic operations. However, in the unforeseen event that we repatriate cash from those foreign subsidiaries, we would be required to provide for and pay U.S. taxes on permanently repatriated funds.

As announced on January 22, 2013, our Board of Directors declared a regular quarterly cash dividend of $0.255 per share on our Class A and Class B common stock. Stockholders of record on March 8, 2013 will receive the cash dividend on April 1, 2013.

On February 25, 2013, we redeemed, in full, our $250 million 5% notes due in fiscal 2014 by exercising a "make-whole" call provision of the notes. We used a combination of cash and short-term borrowing to fund the redemption. As a result of the redemption, we expect to record in our fourth fiscal quarter approximately $9 million of pre-tax expenses associated with the redemption. We also expect the redemption to lower our pre-tax interest expense by approximately $2 million in the fourth quarter of fiscal 2013 and $8 million in fiscal 2014.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits

4.1
Officers' Certificate dated December 12, 2012, pursuant to the indenture dated April 2, 2007, as supplemented by the supplemental indenture dated as of December 13, 2010 between Brown-Forman Corporation and U.S. Bank National Association, as trustee setting forth the terms of the Notes, which is incorporated into this report by reference to Brown-Forman Corporation's Form 8-K filed December 12, 2012.

4.2	Form of 1.000% Note due 2018, which is incorporated into this report by reference to Brown-Forman Corporation's Form 8-K filed December 12, 2012.
4.3	Form of 2.250% Note due 2023, which is incorporated into this report by reference to Brown-Forman Corporation's Form 8-K filed December 12, 2012.
4.4	Form of 3.750% Note due 2043, which is incorporated into this report by reference to Brown-Forman Corporation's Form 8-K filed December 12, 2012.
10.1
Letter Agreement between Brown-Forman Corporation and John K. Sirchio dated December 20, 2012, which is incorporated into this report by reference to Brown-Forman Corporation's Form 8-K filed December 20, 2012.

31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (not considered to be filed).
101
The following materials from Brown-Forman Corporation's Quarterly Report on Form 10-Q for the quarter ended January 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (a) Condensed Consolidated Statements of Operations, (b) Condensed Consolidated Statements of Comprehensive Income, (c) Condensed Consolidated Balance Sheets, (c) Condensed Consolidated Statements of Cash Flows, and (d) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN-FORMAN CORPORATION
(Registrant)

Date:	March 6, 2013	By:	/s/ Donald C. Berg
Donald C. Berg
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)