Form 10-K
period 2013-04-30
BROWN FORMAN CORP
filed 2013-06-27
CIK 14693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☑
The aggregate market value, as of the last business day of the most recently completed second fiscal quarter, of the voting and nonvoting equity held by nonaffiliates of the registrant was approximately $9,400,000,000.
The number of shares outstanding for each of the registrant’s classes of Common Stock on June 17, 2013 was:

Class A Common Stock (voting)	84,487,042
Class B Common Stock (nonvoting)	129,303,321
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of Registrant for use in connection with the Annual Meeting of Stockholders to be held July 25, 2013 are incorporated by reference into Part III of this report.

2

PART I
Item 1.    Business
Overview
Brown-Forman Corporation (“Brown-Forman,” “Company,” “we,” “us,” or “our” below) was incorporated under the laws of the State of Delaware in 1933, successor to a business founded in 1870 as a partnership and subsequently incorporated under the laws of the Commonwealth of Kentucky in 1901. We primarily manufacture, bottle, import, export, market, and sell a wide variety of alcoholic beverage brands. We are a controlled company under New York Stock Exchange rules, and the Brown family owns a majority of our voting stock.
For additional information on our business, including the matters described below in this item, please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this report on Form 10-K.
Brands
Our principal brands are:

Jack Daniel’s Tennessee Whiskey	Pepe Lopez Tequilas
Jack Daniel’s Single Barrel	Woodford Reserve Bourbons
Jack Daniel’s Ready-to-Drinks	Canadian Mist Blended Canadian Whiskies
Jack Daniel’s Tennessee Honey	Chambord Liqueur
Jack Daniel’s Winter Jack	Chambord Vodka
Gentleman Jack	Collingwood Canadian Whisky
Southern Comfort	Early Times Bourbon
Southern Comfort Ready-to-Drinks	Early Times flavored line extensions
Southern Comfort flavored line extensions	Early Times Kentucky Whisky
Finlandia Vodkas	Korbel California Champagnes*
Finlandia Ready-to-Drinks	Little Black Dress Vodkas
Antiguo Tequila	Maximus Vodkas
el Jimador Tequilas	Old Forester Bourbon
el Jimador New Mix Ready-to-Drinks	Sonoma-Cutrer Wines
Herradura Tequilas	Tuaca Liqueur

*	Not owned by Brown-Forman but represented by us in the United States and other select markets

The most important brand in our portfolio is Jack Daniel’s, which is the fifth-largest spirits brand and the largest selling American whiskey brand in the world according to premium spirits volume statistics published in February 2013 by Impact Databank, a well-known U.S. trade publication. Our other leading global brands are Finlandia, the sixth-largest selling vodka, Southern Comfort, the third-largest selling liqueur, Canadian Mist, the fourth-largest selling Canadian whisky, and el Jimador, the fourth-largest selling tequila, according to the recently published global volume statistics referenced above. We believe the statistics used to rank these products are reasonably accurate.
Strategy
We endeavor to enrich the experience of life by responsibly building beverage alcohol brands that thrive and endure for generations. “Building Forever” is part of our strategic vision - it reflects our long-term perspective and our desire to remain a strong, independent company indefinitely. In the summer of 2010, we introduced our ten-year strategy, the Brown-Forman 150, focused on driving sustainable growth toward the company’s 150th anniversary. Please see “Our Strategies and Objectives” in Item 7. Management’s Discussion and Analysis for a description of our specific strategic ambitions.
Trademarks
We own numerous valuable trademarks that are essential to our business. Registrations of trademarks can generally be renewed indefinitely as long as the trademarks are in use. Through licensing arrangements, we have authorized the use of some of our trademarks for the primary purpose of enhancing brand awareness.

Ingredients and Other Supplies
The principal raw materials used in manufacturing and packaging our distilled spirits are corn, rye, malted barley, agave, sugar, glass, cartons, PET (polyethylene terephthalate, used in non-glass containers), labels, and wood for barrels, which are used for storage of whiskey and certain tequilas. A Finnish company distills and bottles Finlandia vodka for us. The principal raw materials used in liqueurs are neutral spirits, sugar, and wine, while the principal raw materials used in our ready-to-drink products are sugar, flavorings, neutral spirits, whiskey, tequila, or malt. Currently, none of these raw materials is in short supply, but shortages in some of these can occur. The principal raw materials used in the production of wines are grapes, packaging materials and wood for wine barrels. Our grape supply comes from a combination of owned vineyards located in California and external contracts with independent growers. We believe that our relationships with our growers are good. From time to time, our agricultural ingredients (corn, agave, and grapes) could be affected by weather and other forces that impact supply.
Due to aging requirements, production of whiskeys, certain tequilas, and other distilled spirits is scheduled to meet demand in the future. Accordingly, our inventories may be larger in relation to sales and total assets than would be normal for most other businesses.
For additional information on risks related to the availability of raw materials and the uncertainty inherent in supply/demand forecasting, please see Item 1A. Risk Factors.
Seasonality
The peak season for our business is the fourth calendar quarter due to holiday buying. Approximately 31% of our net sales for each of the fiscal years ended April 30, 2011, 2012, and 2013, were in the fourth calendar quarter.
Distribution
We use a variety of distribution models across the globe to deliver our products to our customers. In the United States, we sell our brands either to distributors or to state governments that then sell to retail customers and consumers. We own and operate distribution companies in Australia, Brazil, Canada, China, the Czech Republic, Germany, Korea, Mexico, Poland, Taiwan, and Turkey, where we sell our products either directly to retail stores, to wholesalers, or in Canada, to provincial governments. In the United Kingdom, we partner with another supplier, Bacardi, to sell a combined portfolio of our companies’ brands. In many other markets, including France, Japan, Spain, Italy, Russia, and South Africa we rely on others to distribute our brands. Effective January 1, 2014, we plan to begin operating our own distribution company in France.
International Markets
Our products are sold in more than 150 countries around the world. Our largest international markets include Australia, the United Kingdom, Mexico, Germany, Poland, France, Russia, Japan, Turkey, Canada, Spain, Czech Republic, South Africa, Brazil and Italy. Our fiscal 2013 net sales by geography were as follows:

United States	41%
Europe	30%
Australia	14%
Other	15%
For additional information about net sales in our largest markets, please refer to “Fiscal 2013 Market Highlights” in Part II, Item 7 of this Report on Form 10-K. For information about the Company’s reportable segment and for additional geographic information about net sales and long-lived assets, please refer to Note 15 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report on Form 10-K.
Competition
The distilled spirits industry is highly competitive. We compete against many global, regional, and local brands in a variety of categories of beverage alcohol, but most of our brands compete primarily in the industry’s premium price category. We compete based on taste, product quality, brand image, and price. While the industry is highly fragmented, other major players include Bacardi Limited, Beam Inc., Davide Campari-Milano S.p.A., Diageo plc, LVMH Moët Hennessy Louis Vuitton S.A., Pernod Ricard S.A., and Rémy Cointreau S.A.

Regulatory Environment
The Alcohol and Tobacco Tax and Trade Bureau of the U.S. Department of the Treasury regulates the wine and spirits industry in the United States with respect to production, blending, bottling, labeling, sales, advertising, and transportation of beverage alcohol products. Similar regulatory regimes exist in each state, as well as in most of the non-U.S. jurisdictions in which our products are sold. In addition, distilled spirits products are subject to customs duties and/or excise taxation in many markets, including the U.S., at the federal, state and/or local level.
Under U.S. federal regulations, bourbon and Tennessee whiskeys must be aged for at least two years in new charred oak barrels. We typically age all of our whiskeys between three and six years. Federal regulations also require that “Canadian” whisky must be manufactured in Canada in compliance with Canadian laws. Mexican authorities regulate the production and bottling of tequilas, which among other specifications, mandate minimum aging periods for anejo (one year) and reposado (two months) tequilas. We comply with these regulations.
Our operations within and outside the United States are subject to various environmental protection statutes and regulations, and our policy is to comply with all such regulatory requirements.
Employees and Executive Officers
As of April 30, 2013, we employed approximately 4,000 people, including approximately 200 employed on a part-time or temporary basis. We believe our employee relations are good.
The following persons serve as executive officers of the Company as of June 27, 2013.

Name	Age	Principal Occupation and Business Experience
Paul C. Varga	49	Company Chairman and Chief Executive Officer since 2007. Chief Executive Officer since 2005.
Donald C. Berg	58	Executive Vice President and Chief Financial Officer since 2008. Senior Vice President, Director of Corporate Finance from 2006 to 2008.
James S. Welch, Jr.	54
Company Vice Chairman, Executive Director of Corporate Affairs, Strategy and Diversity since 2012. Company Vice Chairman, Executive Director of Corporate Affairs, Strategy, Diversity, and Human Resources from 2007 to 2012.

Mark I. McCallum	58
Executive Vice President, President for Europe, Africa, Middle East, Asia Pacific, and Travel Retail since January 2013. Executive Vice President and Chief Operating Officer from 2009 through 2012. Executive Vice President and Chief Brands Officer from 2006 to 2009.

Matthew E. Hamel	53	Executive Vice President, General Counsel, and Secretary since 2007.
Jill Ackerman Jones	48
Executive Vice President, President for North America and Latin America since January 2013. Executive Vice President and Chief Production Officer from 2011 through 2012. Senior Vice President, Chief Production Officer from 2007 to 2011. Vice President, Director of Finance, Global Production from 2006 to 2007.

Brian P. Fitzgerald	40
Senior Vice President, Chief Accounting Officer since January 2013. Vice President, Finance Director of Greater Europe and Africa from 2009 through December 2012. Assistant Vice President, Director Business Strategy and Analysis from 2007 to 2009.

Jane C. Morreau	54
Senior Vice President, Chief Production Officer and Head of Information Technology since January 2013. Senior Vice President, Director of Financial Management, Accounting and Technology from 2008 through December 2012. Senior Vice President and Controller from 2006 to 2008.

Lisa P. Steiner	54	Senior Vice President, Chief Human Resources Officer since 2009. Senior Vice President, Director of Global Human Resources from 2007 to 2009.
Lawson E. Whiting	44
Senior Vice President, Chief Brands Officer since January 2013. Senior Vice President, Managing Director Western Europe from 2011 through December 2012. Vice President, Finance Director Western Europe from 2010 to 2011. Vice President, Finance Director North America from 2009 to 2010. Vice President, Director Global Brands Strategy & Planning from 2008 to 2009.

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
On our website, we have posted our Corporate Governance Guidelines, our Code of Conduct that applies to all directors and employees, and our Code of Ethics that applies specifically to our senior financial officers. We have also posted on our website the charters of our Audit Committee, Compensation Committee, Corporate Governance and Nominating Committee, and Executive Committee of our Board of Directors. Copies of these materials are also available free of charge by writing to our Secretary, Matthew E. Hamel, 850 Dixie Highway, Louisville, Kentucky 40210 or e-mailing him at Secretary@b-f.com.
Forward-Looking Statement Information. Certain matters discussed in this report, including the information presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain statements, estimates, and projections that are “forward-looking statements” as defined under U.S. federal securities laws. Words such as “aim,” “anticipate,” “aspire,” “believe,” “continue,” “could,” “envision,” “estimate,” “expect,” “expectation,” “intend,” “may,” “plan,” “potential,” “project,” “pursue,” “see,” “seek,” “should,” “will,” and similar words identify forward-looking statements, which speak only as of the date we make them. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. By their nature, forward-looking statements involve risks, uncertainties and other factors (many beyond our control) that could cause our actual results to differ materially from our historical experience or from our current expectations or projections. These risks and uncertainties include those described in Part I, Item 1A. Risk Factors and those described from time to time in our future reports filed with the Securities and Exchange Commission, including:

•
Unfavorable global or regional economic conditions, and related low consumer confidence, high unemployment, weak credit or capital markets, sovereign debt defaults, sequestrations, austerity measures, higher interest rates, political instability, higher inflation, deflation, lower returns on pension assets, or lower discount rates for pension obligations

•
Risks associated with being a U.S.-based company with global operations, including political or civil unrest; local labor policies and conditions; protectionist trade policies; compliance with local trade practices and other regulations, including anti-corruption laws; terrorism; and health pandemics

•	Fluctuations in foreign currency exchange rates

•	Changes in laws, regulations or policies - especially those that affect the production, importation, marketing, sale or consumption of our beverage alcohol products

•
Tax rate changes (including excise, sales, VAT, tariffs, duties, corporate, individual income, dividends, capital gains) or changes in related reserves, changes in tax rules (e.g., LIFO, foreign income deferral, U.S. manufacturing and other deductions) or accounting standards, and the unpredictability and suddenness with which they can occur

•	Dependence upon the continued growth of the Jack Daniel’s family of brands

•
Changes in consumer preferences, consumption or purchase patterns - particularly away from brown spirits, our premium products, or spirits generally, and our ability to anticipate and react to them; decline in the social acceptability of beverage alcohol products in significant markets; bar, restaurant, travel or other on-premise declines

•	Production facility, aging warehouse or supply chain disruption; imprecision in supply/demand forecasting

•	Higher costs, lower quality or unavailability of energy, input materials or finished goods

•	Route-to-consumer changes that affect the timing of our sales, temporarily disrupt the marketing or sale of our products, or result in implementation-related or higher fixed costs

•	Inventory fluctuations in our products by distributors, wholesalers, or retailers

•
Competitors’ consolidation or other competitive activities, such as pricing actions (including price reductions, promotions, discounting, couponing or free goods), marketing, category expansion, product introductions, entry or expansion in our geographic markets or distribution networks

•	Risks associated with acquisitions, dispositions, business partnerships or investments - such as acquisition integration, or termination difficulties or costs, or impairment in recorded value

•	Insufficient protection of our intellectual property rights

•	Product counterfeiting, tampering, or recall, or product quality issues

•	Significant legal disputes and proceedings; government investigations (particularly of industry or company business, trade or marketing practices)

•	Failure or breach of key information technology systems

•	Negative publicity related to our company, brands, marketing, personnel, operations, business performance or prospects

•	Business disruption, decline or costs related to organizational changes, reductions in workforce or other cost-cutting measures, or our failure to attract or retain key executive or employee talent
Use of Non-GAAP Financial Information. Certain matters discussed in this report, including the information presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, include measures not derived in accordance with generally accepted accounting principles (GAAP), including “constant-currency” and “underlying” measures of changes in income statement line items. These measures should not be considered in isolation or as a substitute for any measure derived in accordance with GAAP, and also may be inconsistent with similar measures presented by other companies. Reconciliations of these measures to the most closely comparable GAAP measures, and reasons for the company’s use of these measures, are presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading, “Basis of Presentation and Use of Non-GAAP Measures.”
Item 1A.    Risk Factors
We believe the following discussion identifies the most significant risks and uncertainties that could adversely affect our business. If any of the following risks were actually to occur, our business, results of operations, cash flows, and financial condition could be materially and adversely impacted. Additional risks not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, results of operations, cash flows, and financial condition in future periods.
Unfavorable economic conditions could negatively affect our operations and results.
Unfavorable global or regional economic conditions, including for example the recent Eurozone financial crisis, could adversely affect our operations and financial results. Many markets where our products are sold face significant economic challenges, including low consumer confidence, high unemployment, budget deficits, burdensome governmental debt, austerity measures, sequestrations, increased taxes, and weak financial, credit, and housing markets. Unfavorable economic conditions can cause governments to increase taxes on beverage alcohol to raise revenue and/or reduce consumers’ willingness to make discretionary purchases of beverage alcohol products, and/or pay for premium brands such as ours. In unfavorable economic conditions, consumers may make more value-driven and price-sensitive purchasing choices and participate in more at-home drinking occasions rather than at restaurants, bars, and hotels, which tend to favor many of our premium and super-premium products.
Also, our suppliers, distributors, and retailers could experience cash flow problems, more costly or unavailable financing, credit defaults, and other financial hardships, which could lead to distributor or retailer destocking, an increase in our bad debt expense, or cause us to decrease the levels of unsecured credit that we provide to customers. Other potential negative ramifications to our business from poor economic conditions include political instability, higher interest rates, an increase in the rate of inflation, deflation, exchange rate fluctuations, credit or capital market instability, bank failures, and/or lower returns on pension assets or lower discount rates for pension obligations (requiring higher contributions to our pension plans). For additional information with respect to the effects of changes in the value of our benefit plan obligations and assets on our financial results, see “Pension and other Postretirement Benefits” on page 35 of this report on Form 10-K.
Our global business is subject to a number of commercial, political, and financial risks, including foreign currency exchange rate fluctuations.
Our products are sold in more than 150 countries around the world; accordingly, we are subject to risks associated with doing business globally. We continue to expect our future growth rates in non-U.S. markets to surpass our growth rates in the United States. Emerging regions, such as Eastern Europe, Latin America, Asia and Africa, as well as more developed markets, such as the United Kingdom, France, Germany, and Australia, provide growth opportunities for us. If shipments of our products - particularly Jack Daniel’s Tennessee Whiskey - to our global markets were to experience significant disruption, it could have a material adverse affect on our financial results.
In addition, we are subject to potential business disruption caused by military conflicts, intergovernmental disputes, potentially unstable governments or legal systems, civil or political upheaval or unrest, local labor policies and conditions, possible expropriation, nationalization and/or confiscation of assets, problems with repatriation of foreign earnings, closure of markets to imports, anti-American sentiment, terrorism in or outside the United States, health pandemics, and a significant reduction in global travel. Our success will depend, in part, on our ability to overcome the challenges we encounter with respect to these risks and other factors affecting U.S. companies with global operations.
The more we expand our business globally, the more exchange rate fluctuations relative to the U.S. dollar influence our financial results. In markets other than the United States, we sell our products, and pay for some goods, services, and manpower primarily in local currency. Since we sell more in local currencies than we purchase, we have a net exposure to changes in the value of the U.S. dollar relative to those currencies. Thus, profits from our overseas businesses would be adversely affected if the dollar were to strengthen against other currencies in our major markets, especially the euro, British pound sterling, Australian dollar, Polish zloty, Mexican peso, Russian ruble, or Japanese yen. In an effort to buffer this effect, we use foreign currency derivatives to reduce the impact of foreign currency fluctuations. While foreign currency derivatives may limit our exposure to exchange rate fluctuations, there can be no assurance that we will be successful in mitigating our foreign currency risk. Over time, our reported financial results generally will be hurt by a stronger U.S. dollar and improved by a weaker one. For additional information with respect to foreign exchange effects on our business, please see “Foreign Exchange” on page 36 of this report on Form 10-K.
National and local governments may adopt regulations or undertake investigations that could limit our business activities and/or increase our costs.
Our business is subject to extensive regulatory requirements regarding production, importation, marketing and promotion, labeling, distribution, pricing, and trade practices, among others. Changes in laws, regulatory measures, or governmental policies, or in the manner in which current ones are interpreted, could cause us to incur material additional costs or liabilities, and jeopardize the growth of our business in the affected market. Specifically, governments may prohibit, or impose or increase limitations on, advertising and promotional activities, or times or locations where beverage alcohol may be sold or consumed, or adopt other measures that could limit our opportunities to reach consumers and/or sell our products. In the United States for example, the National Transportation Safety Board has recently recommended the adoption by all 50 states of lower blood alcohol content thresholds for drivers of 0.05%, versus the current 0.08%. In Europe, regulators in a number of countries have adopted or are considering severe limitations on the marketing and sale of beverage alcohol, as well as the imposition of minimum pricing. Russia has banned all television, newspaper, magazine, and Internet advertising (.ru websites) for beverage alcohol products. Turkey recently adopted measures to ban all beverage alcohol advertising and increase restrictions on sales. Increases in regulation of this nature could cause a substantial decline in consumer demand for our products in the affected market.
Certain countries in which we do business have a higher risk of corruption than others. While we are committed to doing business in accordance with applicable anti-corruption laws, our Code of Conduct and Code of Ethics, and other Company policies, we remain subject to the risk that an employee will violate our policies, or that any of our many affiliates or agents, such as importers, wholesalers, distributors, or other business partners, may take action determined to be in violation of such anti-corruption laws, including the U.S. Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act of 2010, or local equivalent laws. Any determination that our operations or activities are not, or were not, in compliance with U.S. or foreign laws or regulations could result in investigations, interruption of business, loss of business partner relationships, suspension or termination of licenses and permits (our own or a partner’s), imposition of fines, legal or equitable sanctions, negative publicity, and management distraction. Further, our compliance with applicable anti-corruption laws, our code of conduct and ethics, and other Company policies could result in higher operating costs versus other suppliers.
Additional regulation in the United States and other countries around climate change and other environmental issues could increase our operating costs, due to the cost of compliance.
Tax increases and changes in tax rules could adversely affect our financial results.
Our business is sensitive to changes in both direct and indirect taxes. As a multinational company based in the United States, we are more exposed to the impact of U.S tax changes than most of our major competitors, especially those that affect the net effective corporate income tax rate. Tax changes that have been proposed in the past (but not enacted) by Congress or the present administration exemplify this risk; they include repealing LIFO (last-in, first-out accounting treatment of inventory) for tax purposes, decreasing or eliminating the ability of U.S.-based companies to receive a tax credit for foreign taxes paid, or to obtain a current U.S. tax deduction for certain expenses in the United States related to foreign earnings, or decreasing or eliminating the U.S. manufacturing deduction. Distilled spirits products are subject to excise taxation in many markets, including the United States, at the country, state and/or local level. Any increase in excise taxes in markets where we sell our products could result in increased prices and reduced consumer demand, and could encourage consumers to switch to lower-priced and/or lower-taxed product categories such as local spirits, beer or wine, or to non-alcoholic beverages.
Our business operations are also subject to numerous duties or taxes that are not based on income, sometimes referred to as “indirect taxes,” which include excise, sales or value-added taxes, property taxes and payroll taxes. Increases in or the imposition of new indirect taxes on our operations or products would increase the cost of our products or, to the extent levied directly on consumers, make our products less affordable, which could negatively affect our financial results by reducing purchases of our products and encouraging consumers to switch to lower-priced and/or lower-taxed product categories. Our global business can also be negatively affected by import and export duties, tariff barriers, and/or related local governmental economic protectionist measures, and the suddenness and unpredictability with which these can occur. The recent global economic downturn has increased our tax-related risks in many countries where we do business, as governmental entities could further increase taxes on beverage alcohol products in an effort to replace lost revenues. New tax rules, accounting standards or pronouncements, and changes in interpretation of existing ones, could also have a significant adverse effect on our business and financial results.
Our business performance is substantially dependent upon the continued health of Jack Daniel’s.
The Jack Daniel’s family of brands is the primary driver of our growth. Jack Daniel’s is an iconic global trademark with a loyal consumer fan base, and we invest much effort and resources to protect and preserve the brand’s reputation for quality, craftsmanship and responsibility. A brand’s reputational value is based in large part on consumer perceptions, and even an isolated incident that causes harm - particularly one resulting in widespread negative publicity - could negatively influence these perceptions and erode consumer trust and confidence in the brand. Significant damage to the Jack Daniel’s brand equity would adversely affect our business. Given the importance of the Jack Daniel’s brand to our overall Company success, a significant or sustained decline in volume or selling price of our Jack Daniel’s products would likely have a negative effect on our growth and our stock price. Additionally, should we not be successful in our efforts to maintain and/or increase the relevance of the Jack Daniel’s brand in the minds of today’s and tomorrow’s consumer, our business and operating results could suffer. For additional information on the importance of the Jack Daniel’s family of brands to our business, please see “Fiscal 2013 Brand Highlights” on pages 24 and 25 of this report on Form 10-K.
Changes in consumer preferences and purchases, and our ability to anticipate and react to them, could negatively affect our business results.
We are a branded consumer products company in a highly competitive market. Our success depends on our continued ability to offer consumers highly appealing products. Consumer preferences and purchases may shift due to a host of factors, many of which are difficult to predict, including changes in economic conditions, demographic and social trends, public health policies and initiatives, changes in government regulation of beverage alcohol products, the potential legalization of marijuana use on a more widespread basis within the United States, and changes in travel, leisure, dining, gifting, entertaining, and beverage consumption trends. To continue to succeed we must anticipate and respond effectively to shifts in demographics, consumer behavior, drinking tastes and drinking occasions. Our business results could be negatively affected by shifts in demographic trends, specifically in the United States, where our base skews heavily toward non-Hispanic white consumers. In the coming years, demographic cohorts other than non-Hispanic whites are expected to grow more quickly than the non-Hispanic white cohort. If we fail to attract consumers from diverse backgrounds and ethnicities, our business results could suffer. Further, trends in the United States for several years after 2014 indicate a slight decrease in the population segment aged 21 to 24; fewer potential consumers in this age bracket could have a negative effect on industry growth rates and our business.
Our plans call for the continued growth of the Jack Daniel’s family of brands. Particularly, we plan to continue to grow Jack Daniel’s Tennessee Honey sales in the United States this fiscal year and to expand this brand to more of our international markets. Our plans also call for the Southern Comfort brand family to stabilize. If these plans are unsuccessful, or if we otherwise fail to develop or implement effective business, portfolio and brand strategies, our growth, stock price, or financial results could suffer. More broadly, if consumers shift away from spirits (particularly brown spirits), our premium priced brands, or our ready-to-drink products, our financial results could be adversely affected. Improving our price position in certain markets and for certain brands is part of our growth plan for fiscal 2014. In some markets, this will represent a second price increase in as many years. If consumers or the trade react unfavorably to our pricing changes, our financial results may be negatively affected.
We believe that new products, line extensions, label and bottle changes, product reformulations, and similar product innovations by both us and our competitors will compete increasingly for consumer drinking occasions. Product innovation is a significant element of our growth strategy; however, there can be no assurance that we will continue to develop and implement successful line extensions, packaging, formulation or flavor changes, or new products. Unsuccessful implementation or short-lived popularity of our product innovations could result in inventory write-offs and other costs, and also could damage the consumer’s perception of the brand family. Our inability to attract consumers to our product innovations relative to our competitors’ products - especially over time - could negatively affect our growth, business and financial results.
Production facility disruption or the inherent uncertainty in supply/demand forecasting could adversely affect our business, particularly with respect to our aged products.
Some of our largest brands, including Jack Daniel’s Tennessee Whiskey and Finlandia Vodka, are produced at a single location. If there were a catastrophic event causing physical damage, disruption, or failure at one of our major distillation or bottling facilities, our business could be adversely affected. Further, because whiskies and some tequilas are aged for various periods, we maintain a substantial inventory of aged and maturing products in warehouses at a handful of different sites. The loss of a substantial amount of aged inventory - through fire, other natural or man-made disaster, contamination, or otherwise - could result in a significant reduction in supply of the affected product or products. If we experienced a disruption in the supply of new oak barrels in which to age our whiskies, our business could suffer. A consequence of any of these or other supply or supply chain disruptions could be our inability to meet consumer demand for the affected products for a period of time. In addition, insurance proceeds may be insufficient to cover the replacement value of our inventory of maturing products and other assets if they were to be lost. Disaster recovery plans may not prevent business disruption, and reconstruction of any damaged facilities could last for a significant period of time.
There is an inherent risk of forecasting imprecision in determining the quantity of maturing stock to store in a given year for future consumption. The forecasting strategies we use to balance product supply with fluctuations in consumer demand may not be effective for particular years, products or markets. There are a number of levers that we use, including price, to balance available supply with fluctuations in consumer demand, but we cannot be sure whether the levers will create the desired balance for particular years, products or markets. As a consequence, we may be unable to meet consumer demand for the affected products for a period of time. Furthermore, not having our products in the market on a consistent basis may adversely affect our brand equity and future sales.
Higher costs or unavailability of materials could adversely affect our financial results, as could our inability to obtain certain finished goods.
Our products use a number of materials and ingredients that we purchase from third-party suppliers. Our ability to make and sell our products depends upon the availability of the raw materials, product ingredients, finished product, glass, bottles, cans, bottle closures, packaging, and other materials used to produce and package them. Without sufficient quantities of one or more key materials, our operations and financial results could suffer. For instance, only a few glass producers make bottles on a scale sufficient for our requirements, and a single producer supplies most of our glass requirements. Similarly, a Finnish company distills and bottles Finlandia Vodka for us. If any of our key suppliers were no longer able to meet our timing, quality or capacity requirements, ceased doing business with us, or raised prices, and we could not develop alternative cost-effective sources of supply or production, our operations and financial results could suffer.
Higher costs or insufficient availability of suitable grain, agave, water, grapes, wood, glass, closures, and other input materials and/or associated labor costs may adversely affect our financial results, since we may not be able to pass along such cost increases or shortages through higher prices to customers. Similarly, when energy costs rise, our transportation, freight and other operating costs, such as distilling and bottling expenses, also may increase. Our financial results may be adversely affected if we are not able to pass along energy cost increases through higher prices to our customers.
Weather, the effects of climate change, diseases and other agricultural uncertainties that affect the mortality, health, yield, quality or price of the various raw materials used in our products also present risks for our business, including in some cases potential impairment in the recorded value of our inventory. Changes in frequency or intensity of weather can disrupt our supply chain as well, which may affect production operations, insurance costs and coverage, as well as the timely delivery of our products to customers. As water is one of the major components of our products, the quality and quantity of the water available for use is important to our ability to operate our business. If hydrologic cycle patterns change, and droughts become more common or severe, or if the water supply were interrupted for other reasons, there might be a scarcity of desirable water in some of the key production regions for our products, including Tennessee, Kentucky, Finland, Canada, Mexico, and California.
If the social acceptability of our products declines or governments adopt policies disadvantageous to beverage alcohol, our business could be adversely affected.
Our ability to market and sell our products depends heavily on societal attitudes toward drinking and governmental policies that both flow from and affect those attitudes. In recent years, there has been increased social and political attention directed at the beverage alcohol industry. The recent attention has focused largely on public health concerns related to alcohol abuse, including drunk driving, underage drinking, and the negative health impacts of the abuse and misuse of beverage alcohol. While most people who drink enjoy alcoholic beverages in moderation, it is commonly known and well reported that excessive levels or inappropriate patterns of drinking can lead to increased risk of a myriad of health conditions and, for certain people, can result in alcohol dependence. The alcohol industry critics in the United States, Europe and other countries around the world increasingly seek governmental measures to make beverage alcohol products more expensive, less available, and/or more difficult to advertise and promote. If future research indicated more widespread serious health risks associated with alcohol consumption - particularly with moderate consumption - or if for any reason the social acceptability of beverage alcohol were to decline significantly, sales of our products could decrease.

We face substantial competition in our industry, and consolidation among beverage alcohol producers, wholesalers or retailers, or changes to our route-to-consumer model, could hinder the marketing, sale and distribution of our products.
We use different business models to market and distribute our products in different countries around the world. In the United States, we sell our products either to distributors for resale to retail outlets or, in those states that control alcohol sales, to state governments who then sell them to retail customers and consumers. In our non-U.S. markets, we use a variety of route-to-consumer models - including, in many markets, reliance on others to market and sell our products. Consolidation among spirits producers, distributors, wholesalers or retailers could create a more challenging competitive landscape for our products. In addition, it could hinder the distribution and sale of our products as a result of reduced attention and resources allocated to our brands both during transition periods and after, as our brands might represent a smaller portion of the new business portfolio. Expansion into new product categories by other suppliers, or innovation by new entrants into the market could increase competition for our products. Changes to our route-to-consumer partner or method in important markets could result in temporary or longer-term sales disruption, could result in implementation-related or higher fixed costs, and could negatively impact other business relationships we might have with that partner. Distribution network disruption and/or fluctuations in our product inventory levels at distributors, wholesalers, or retailers could negatively affect our results for a particular period. Further, while we believe that our size relative to that of our competitors currently gives us sufficient scale to succeed, we nevertheless face a risk that a continuing consolidation of the large beverage alcohol companies could put us at a competitive disadvantage.
Our competitors may respond to industry and economic conditions more rapidly or effectively than we do. Other suppliers, as well as wholesalers and retailers of our brands, offer products that compete directly with ours for shelf space, promotional displays, and consumer purchases. Pricing (including price promotions, discounting, couponing and free goods), marketing, new product introductions, entry into our distribution networks, and other competitive behavior by other suppliers, and by wholesalers and retailers who sell their products against ours, could adversely affect our sales, margins, and profitability. While we seek to take advantage of the efficiencies and opportunities that large retail customers can offer, large retail customers often seek lower pricing, purchase volume flexibility, and to represent a large number of competing products. If their leverage continues to increase, it could negatively impact our financial results.
We might not succeed in our strategies for acquisitions and dispositions.
From time to time, we acquire or invest in additional brands or businesses. We expect to continue to seek acquisition and investment opportunities that we believe will increase long-term shareholder value, but we may not be able to find and purchase brands or businesses at acceptable prices and terms. Acquisitions involve risks and uncertainties, including potential difficulties integrating acquired brands and personnel; the possible loss of key customers and/or employees most knowledgeable about the acquired business; implementing and maintaining consistent U.S. public company standards, controls, procedures, policies and information systems; exposure to unknown liabilities; business disruption; and management distraction. Acquisitions, investments or joint ventures could also lead us to incur additional debt and related interest expenses, issue additional shares, and become exposed to contingent liabilities, as well as lead to dilution in our earnings per share and reduction in our return on average invested capital. We could incur future restructuring charges or record impairment losses on the value of goodwill and/or other intangible assets resulting from previous acquisitions, which may also negatively affect our financial results.
We also evaluate from time-to-time the potential disposition of assets or businesses that may no longer meet our growth, return and/or strategic objectives. In selling assets or businesses, we may not get a price or terms as favorable as we anticipated. We could also encounter difficulty in finding buyers on acceptable terms in a timely manner, which could delay our accomplishment of strategic objectives. Expected cost savings from reduced overhead relating to the sold assets may not materialize, and the overhead reductions could temporarily disrupt our other business operations. Any of these outcomes could hurt our financial performance.
Inadequate protection of our intellectual property rights, counterfeiting, product tampering, or product recalls could adversely affect our business prospects.
Our brand names, trademarks, and related intellectual property rights are critical assets, and our business depends on our successful protection of them. We devote substantial resources to protecting our intellectual property rights around the world, and consistently challenge those who imitate our products. Although we believe that our intellectual property rights are legally protected in the markets in which we do business, the ability to register and enforce intellectual property rights varies greatly from country to country. We cannot be certain that trademark registrations in our favor will be issued in every country in which we wish to sell a particular product or that protective decisions by courts or trademark offices will be in our favor.
Many global spirits brands, including ours, experience problems with product counterfeiting and other forms of trademark infringement, especially in Asia and Eastern European markets. We work cooperatively with other spirits industry leaders via our membership in the International Federation of Spirits Producers (IFSP) to combat spirits counterfeiting. While we believe the IFSP generally to be an effective organization, IFSP efforts are subject to cooperation with local authorities and courts in some markets. Despite our and IFSP’s efforts, confusingly similar, lower quality, or even counterfeit product that is harmful to consumers could reach the market and adversely affect our intellectual property rights, brand equity, corporate reputation, and/or financial results. In addition, the industry as a whole could suffer negative effects related to the manufacture, sale and consumption of illegally produced beverage alcohol.
Sales of one or more of our products also could diminish due to a scare over product tampering or contamination. Actual contamination, whether deliberate or accidental, could lead to inferior product quality and even illness, injury or death to consumers, potential liability claims and material loss. Should a product recall become necessary, or we voluntarily recall product in the event of contamination, damage, or other quality issue, sales of the affected product or our broader portfolio of brands could be adversely affected. A significant product liability judgment or widespread product recall may negatively impact the sales and profitability of the affected brand or brands for a period of time depending on product availability, competitive reaction and consumer attitudes. Even if a product liability claim is unsuccessful or is not fully pursued, resulting negative publicity could adversely affect our reputation with existing and potential customers and our corporate and brand image.
Litigation and legal disputes could expose our business to financial and reputational risk.
Major private or governmental litigation challenging the production, promotion, distribution or sale of beverage alcohol or specific brands, could affect our ability to sell products. Because litigation and other legal proceedings can be costly to defend, even actions that are ultimately decided in our favor could have a negative impact on our business reputation or financial results. Several years ago, a series of putative class action cases was filed against several beverage alcohol companies, including Brown-Forman, alleging that large producers intentionally focused advertising and promotion at under-age consumers. All of the cases were either dismissed or withdrawn at early stages - but only after considerable effort and expense. Other lawsuits have been brought against beverage alcohol companies alleging problems related to alcohol abuse, negative health consequences from drinking, problems from alleged marketing or sales practices, or underage drinking. While these lawsuits have been largely unsuccessful in the past, others may succeed in the future. We could also experience employment-related class actions, environmental claims, commercial disputes, product liability actions stemming from a beverage or container production defect, a whistleblower suit, or other major litigation that could adversely affect our business results, particularly to the extent the losses or expenses were not insurable or insured.
Governmental actions around the world to enforce trade practice, anti-corruption, competition, tax, environmental and other laws are also a continuing risk for global companies such as ours. In addition, as a U.S. public company we are exposed to the risk of shareholder class action suits, particularly following a precipitous drop in the share price of our stock. Adverse developments in major lawsuits concerning these or other matters could have a material adverse effect on our business.
A failure of one or more of our key information technology systems, networks, processes, associated sites or service providers could have a material adverse impact on our business.
We rely on information technology (IT) systems, networks, and services, including internet sites, data hosting and processing facilities and tools, hardware (including laptops and mobile devices), software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist us in the management of our business. The various uses of these IT systems, networks, and services include, but are not limited to: hosting our internal network and communication systems; ordering and managing materials from suppliers; supply/demand planning; production; shipping product to customers; hosting our branded websites and marketing products to consumers; collecting and storing customer, consumer, employee, investor, and other data; processing transactions; summarizing and reporting results of operations; hosting, processing, and sharing confidential and proprietary research, business plans, and financial information; complying with regulatory, legal or tax requirements; providing data security; and handling other processes necessary to manage our business.
Increased IT security threats and more sophisticated cyber crime pose a potential risk to the security of our IT systems, networks, and services, as well as the confidentiality, availability, and integrity of our data. If the IT systems, networks, or service providers we rely upon fail to function properly, or if we suffer a loss or disclosure of business or other sensitive information, due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively address these failures on a timely basis, we may suffer interruptions in our ability to manage operations and reputational, competitive and/or business harm, which may adversely affect our business operations and/or financial condition. In addition, such events could result in unauthorized disclosure of material confidential information, and we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us or to our partners, our employees, customers, suppliers or consumers. In any of these events, we could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and IT systems.
Negative publicity could affect our stock price and business performance.
Unfavorable media related to our industry, company, brands, marketing, personnel, operations, business performance, or prospects could negatively affect our corporate reputation, stock price, ability to attract high quality talent, and/or the performance of our business, regardless of its accuracy or inaccuracy. Adverse publicity or negative commentary on social media outlets could cause consumers to avoid our brands and/or choose brands offered by our competitors, which could negatively affect our financial results.
Our failure to attract or retain key executive or employee talent could adversely affect our business.
Our success depends upon the efforts and abilities of our senior management team, other key employees, and a high-quality employee base, as well as our ability to attract, motivate, reward, and retain them. Difficulties in hiring or retaining key executive or employee talent, or the unexpected loss of experienced employees could have an adverse impact our business performance. In addition, we could experience business disruption and/or increased costs related to organizational changes, reductions in workforce, or other cost-cutting measures.
Item 1B.    Unresolved Staff Comments
None.
Item 2.     Properties
Significant properties are as follows:
Owned facilities:

•	Office facilities:

•	Corporate offices (including renovated historic structures) — Louisville, Kentucky

•	Production and warehousing facilities:

•	Lynchburg, Tennessee

•	Louisville, Kentucky

•	Collingwood, Canada

•	Woodford County, Kentucky

•	Windsor, California

•	Cour-Cheverny, France

•	Amatitán, Mexico

•	Stave and heading mills:

•	Clifton, Tennessee

•	Stevenson, Alabama

•	Cooperages:

•	Louisville, Kentucky

•	Decatur, Alabama (under construction)
Leased facilities:

•	Stave and heading mill in Jackson, Ohio

We lease office space in various markets that we use for administrative operations. The lease terms expire at various dates and are generally renewable. We believe that our facilities are in good condition and are adequate for our business.
Item 3.    Legal Proceedings
None.
Item 4.    Mine Safety Disclosures
Not Applicable.

PART II
Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A and Class B common stock is traded on the New York Stock Exchange (symbols “BFA” and “BFB,” respectively). As of May 31, 2013, there were 2,854 holders of record of Class A common stock and 5,641 holders of record of Class B common stock.
The following table sets forth, for the quarterly periods indicated, the high and low sales prices per share for the Company’s Class A and Class B common stock, as reported on the New York Stock Exchange, and dividend per share information:

	Fiscal 2012					Fiscal 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Market price per share:
Class A high	$49.43	$50.47	$54.35	56.97	$56.97	$63.82	$69.20	$68.50	$74.41	$74.41
Class A low	44.97	40.17	46.88	51.11	40.17	54.27	58.67	59.79	65.31	54.27
Class B high	51.50	51.71	55.69	58.17	58.17	65.33	67.91	71.00	71.99	71.99
Class B low	46.15	41.43	48.44	52.35	41.43	55.43	60.44	60.90	63.84	55.43
Cash dividends per share:
Declared	0.43	—	0.47	—	0.89	0.47	—	4.51	—	4.98
Paid	0.21	0.21	0.23	0.23	0.89	0.23	0.23	4.26	0.26	4.98

Notes:
Quarterly amounts may not add to amounts for the year due to rounding.
Per share amounts have been adjusted for a 3-for-2 stock split in August 2012.
Cash dividends per share include a special dividend of $4.00 per share paid in December 2012.

Stock Performance Graph
The graph below compares the cumulative total shareholder return of our Class B Common Stock for the last five years with the Standard & Poor’s 500 Stock Index, Dow Jones U.S. Consumer Goods Index, and the Dow Jones U.S. Food & Beverage Index. The information presented assumes an initial investment of $100 on April 30, 2008, and that all dividends were reinvested. The cumulative returns shown on the graph represent the value that these investments would have had on April 30 in the years since 2008.

Item 6.    Selected Financial Data
The following selected financial data for each of the fiscal years in the ten-year period ended April 30, 2013, should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and Notes thereto contained in Item 8. Financial Statements and Supplementary Data of this report on Form 10-K.
BROWN-FORMAN CORPORATION
SELECTED FINANCIAL DATA
(Dollars in millions, except per share amounts)

Year Ended April 30,	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Continuing Operations:
Net sales	$1,992	2,195	2,412	2,806	3,282	3,192	3,226	3,404	3,614	3,784
Gross profit	$1,024	1,156	1,308	1,481	1,695	1,577	1,611	1,724	1,795	1,955
Operating income	$383	445	563	602	685	661	710	855	788	898
Net income	$243	339	395	400	440	435	449	572	513	591
Weighted average shares used to calculate earnings per share
— Basic	227.5	228.3	228.9	230.4	229.6	225.7	221.8	218.4	214.5	213.4
— Diluted	228.7	229.7	231.4	232.8	231.6	227.1	222.9	219.8	216.1	215.0
Earnings per share from continuing operations
— Basic	$1.07	1.49	1.73	1.74	1.91	1.92	2.02	2.61	2.39	2.77
— Diluted	$1.06	1.48	1.71	1.72	1.89	1.91	2.01	2.60	2.37	2.75
Gross margin	51.4%	52.7%	54.2%	52.8%	51.6%	49.4%	50.0%	50.7%	49.7%	51.7%
Operating margin	19.2%	20.3%	23.3%	21.5%	20.9%	20.7%	22.0%	25.1%	21.8%	23.7%
Effective tax rate	33.1%	32.6%	29.3%	31.7%	31.7%	31.1%	34.1%	31.0%	32.5%	31.7%
Average invested capital	$1,392	1,535	1,863	2,431	2,747	2,893	2,825	2,711	2,803	2,834
Return on average invested capital	18.5%	23.0%	21.9%	17.4%	17.2%	15.9%	16.6%	21.8%	19.1%	21.7%
Total Company:
Cash dividends declared per common share	$0.43	0.49	0.56	0.62	0.69	0.75	0.78	1.49	0.89	4.98
Average stockholders’ equity	$936	1,198	1,397	1,700	1,668	1,793	1,870	1,904	2,046	1,879
Total assets at April 30	$2,376	2,649	2,728	3,551	3,405	3,475	3,383	3,712	3,477	3,626
Long-term debt at April 30	$630	351	351	422	417	509	508	504	503	997
Total debt at April 30	$679	630	576	1,177	1,006	999	699	759	510	1,002
Cash flow from operations	$304	396	343	355	534	491	545	527	516	537
Return on average stockholders’ equity	27.1%	25.7%	22.9%	22.9%	26.4%	24.2%	24.0%	30.0%	25.1%	31.4%
Total debt to total capital	38.3%	32.5%	26.9%	42.8%	36.8%	35.5%	26.9%	26.9%	19.8%	38.1%
Dividend payout ratio	38.2%	36.1%	40.0%	36.8%	35.8%	38.9%	38.7%	57.0%	37.4%	179.8%

Notes:

1.
Includes the consolidated results of Swift & Moore, Chambord, and Casa Herradura since their acquisitions in February 2006, May 2006, and January 2007, respectively. Includes the results of our Hopland-based wine brands, which were sold in April 2011 but retained in our portfolio as agency brands through December 2011.

2.
Weighted average shares, earnings per share, and cash dividends declared per common share have been adjusted for a 2-for-1 stock split in January 2004, a 5-for-4 stock split in October 2008, and a 3-for-2 stock split in August 2012.

3.	Cash dividends declared per common share include special cash dividends of $0.67 per share in fiscal 2011 and $4.00 per share in fiscal 2013.
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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand Brown-Forman, our operations, and our present business environment. MD&A is provided as a supplement to — and should be read in conjunction with — our consolidated financial statements and the accompanying notes thereto contained in Item 8. Financial Statements and Supplementary Data of this report on Form 10-K.
EXECUTIVE OVERVIEW
Brown-Forman Corporation is a diversified producer and marketer of high-quality consumer beverage alcohol brands. We are one of the largest American-owned wine and spirits companies with global reach.
OUR STRATEGIES AND OBJECTIVES
The B-F Arrow is an articulation of our vision, mission, values, and behaviors. On the arrow’s target is the phrase “Building Forever,” reflecting our long-term perspective and our desire to remain a strong, independent company indefinitely.

In the summer of 2010, we introduced our ten-year strategy, the Brown-Forman 150, focused on driving sustainable growth toward the company’s 150th anniversary. We do not consider our strategy to be static. So, as time passes and the environment around us unfolds, we revisit and evolve our strategy to reflect current realities. Our strategic ambitions are discussed below.
The Jack Daniel’s family of brands, including Jack Daniel’s Tennessee Whiskey, is our most valuable asset. We will work to keep Jack Daniel’s Tennessee Whiskey strong, healthy, and relevant to consumers worldwide, and to take advantage of the abundant opportunities for growing the Jack Daniel’s family of brands across countries, price points, channels, and consumer groups.
We aspire to become a global leader in whiskey. We recognize that whiskey is the most attractive global spirits category, and we believe we can leverage our whiskey-making knowledge, assets, and capabilities to accomplish this objective. We will strive to grow Jack Daniel’s globally, as well as our other whiskey brands, led by Woodford Reserve, in key markets, and we will consider acquisitions and innovations within the whiskey category. We will continue our efforts to enhance and broaden consumer appeal of the Southern Comfort trademark.
We aim to grow Finlandia and Herradura. We plan to focus Finlandia in Poland, Russia, Eastern Europe, and the United States, and look to add other vodka brands either through acquisition or innovation, especially in the premium and super-premium price categories. We will work to expand the reach of our tequila brands, Herradura and el Jimador, to new consumers, emphasizing Mexico, the United States, and a few other high-potential markets.
We will consider entering growing, profitable, local spirit categories in key markets. Realizing this potential will require innovative products and packaging to seize new business opportunities and to leverage our brands into new consumption occasions.
The United States remains our largest market, and continuing to grow this market is important to our long-term success. We expect to effect this growth through stronger participation in fast-growing spirits categories such as flavored whiskey, super-premium bourbon, vodka, and tequila; continued product and packaging innovation; continued route-to-consumer proficiency; and brand building among growing consumer segments.
For more than two decades, our business outside the United States has grown more quickly than our business within it. Continuing this trend is important to our overall growth in the next decade, especially in emerging markets. To realize this strategy, we expect to grow our portfolio in developed markets such as France, Australia, the United Kingdom, and Germany and in emerging markets such as Poland, Mexico, and Russia. And we expect other emerging markets such as Brazil, China, Southeast Asia, Africa, and Eastern Europe to gain significantly in importance. We will continue to strive to develop and employ route-to-consumer strategies that will expand our access to and understanding of consumers.
We believe that having a long-term focused, committed, and engaged shareholder base provides us with an important strategic advantage, particularly in a business with aged products and multi-generational brands. As such, we plan to continue our engagement with our controlling family shareholders.
Recognizing the strong cash generating capacity and the capital efficiency of our business, we will continue to pursue what we believe to be well-balanced capital deployment strategies aimed at perpetuating Brown-Forman’s strength and independence.
We try to be responsible in everything we do - from reducing our environmental footprint to managing how we market our brands. We believe that this responsibility is also a rich source of opportunity: It allows us to build stronger consumer relationships and enduring brands, make our products more efficiently, and maintain the trust required for our commercial freedoms. We have a comprehensive environmental sustainability strategy, which includes (a) assessing climate change risks related to the availability and prices of our key agricultural inputs, including grains, agave, and grapes, and (b) mitigating these risks where appropriate. Environmental stewardship through our entire product life cycle is central to our broader social responsibilities, as is our commitment to contribute to the quality of life in the communities where our employees live, work, and raise their families. For more information on our commitment to responsibility, please see our forthcoming Corporate Responsibility Report, which will be published later this summer.
OUR OPERATIONS
We employ approximately 4,000 people on six continents. We are headquartered in Louisville, Kentucky, USA, where we employ about 1,200 people. We have sales and marketing operations in Louisville, London, Sydney, Hamburg, Guadalajara, Prague, and Warsaw, as well as in over 30 other cities around the globe.
Our production facilities include distillery, bottling, and warehousing operations in Louisville and Versailles, Kentucky, and in Lynchburg, Tennessee, and distilling and warehousing operations in Collingwood, Canada. Our main tequila production facility is at Casa Herradura in Amatitán, Mexico. We also have production facilities in Cour-Cheverny, France; and Windsor, California, and contract production in Australia, Belgium, Finland, Mexico, the Netherlands, Poland, South Africa, and the United States. We believe our Brown-Forman Cooperage operation in Louisville is the world’s largest producer of whiskey barrels. We have a new cooperage under construction in Decatur, Alabama. Our saw mills in Stevenson, Alabama; Clifton, Tennessee; and Jackson, Ohio, supply the cooperage with wood.
OUR MARKETS
Our products are sold in more than 150 countries around the world. Our largest international markets include Australia, the United Kingdom, Mexico, Germany, Poland, France, Russia, Japan, Turkey, Canada, Spain, Czech Republic, South Africa, Brazil and Italy. Our fiscal 2013 net sales by geography were as follows:

United States	41%
Europe	30%
Australia	14%
Other	15%
Over the last 10 years, we have greatly expanded our international footprint. In fiscal 2013, we generated 59% of our net sales outside the United States compared to less than one-third 10 years ago. The United States remains our largest, most important market, contributing 41% of our net sales in fiscal 2013, compared to 42% in fiscal 2012.
OUR DISTRIBUTION NETWORK AND OUR CUSTOMERS
In the United States, which generally prohibits wine and spirits manufacturers from selling their products directly to consumers, we sell our brands either to distributors or (in states that directly control alcohol sales) to state governments that then sell to retail customers and consumers. In some states, we have distribution contracts; these contracts typically have no fixed term, but we can terminate them at any time if we pay a terminated distributor a fee (primarily based on a percentage of purchases over time). Some state franchise statutes limit our ability to terminate distributors or mandate a payment to a terminated distributor.
Outside the United States, we use a variety of distribution models based on (1) a market’s long-term attractiveness and competitive dynamics, (2) our portfolio’s development stage in that market, and (3) the structure of the retail and wholesale trade in the market. As market dynamics change or our business changes, we evaluate our distribution strategy and, from time to time, evolve our model. We own and operate distribution companies in 11 markets, including Australia, Brazil, Canada, China, the Czech Republic, Germany, Korea, Mexico, Poland, Taiwan, and Turkey. We announced in fiscal 2013 that we plan to begin operating our own distribution company in France in January 2014. In these markets, we sell our products either directly to retail stores, to wholesalers, or in Canada, to provincial governments. In the United Kingdom, we partner in a cost-sharing arrangement with another supplier, Bacardi, to sell a combined portfolio of our companies’ brands. In many other markets, including France, Japan, Spain, Italy, Russia, and South Africa, we rely on others to distribute our brands. In most of these countries, we have fixed-term distribution contracts. During fiscal 2014, we plan to review our route-to-consumer arrangements in a number of countries where our contracts are due to expire, including Russia and South Africa.
Consolidation among our distributors or among international spirits producers could affect the distribution of our products. Such a consolidation could reduce attention to our brands, make our brands a smaller portion of a distributor’s business, or otherwise change the competitive environment. We expect to continue to pursue strategies and partnerships that will improve our in-market brand-building efforts. But in the short term, if we change our route-to-consumer in a market, we could experience temporary sales disruptions, transition expenses, and costs of establishing infrastructure that more than offset initial margin gains. For example, we expect this could be the case in fiscal 2014 as we establish our distribution company in France.
OUR BRANDS
We have more than 30 brands, including Jack Daniel’s and its related brands; Finlandia; Southern Comfort; Herradura; el Jimador; New Mix; Canadian Mist; Chambord; Tuaca; Woodford Reserve; Sonoma-Cutrer; and Korbel Champagne.
The most important brand in our portfolio is Jack Daniel’s, which is the fifth-largest spirits brand and the largest selling American whiskey brand in the world according to premium spirits volume statistics published in February 2013 by Impact Databank, a well-known U.S. trade publication. Our other leading global brands are Finlandia, the sixth-largest selling vodka, Southern Comfort, the third-largest selling liqueur, Canadian Mist, the fourth-largest selling Canadian whisky, and el Jimador, the fourth-largest selling tequila, according to the recently published global volume statistics referenced above. We believe the statistics used to rank these products are reasonably accurate.
We support our brands with extensive marketing programs aimed to increase brand recognition, brand loyalty, and consumer purchases. Our objectives for growing sales and earnings are based on expanding the reach of our brands geographically, introducing new brand offerings, increasing prices, acquiring brands, and divesting non-core and under-performing assets. Over the past several years, we have made significant advances in each of these areas, including:

•	expanding international sales;

•
developing new line extensions in our Jack Daniel’s family of brands, including most importantly Jack Daniel’s Tennessee Honey, Jack Daniel’s Winter Jack, and Gentleman Jack & Cola ready-to-drinks (RTD);

•
developing new flavors for our vodkas (Chambord Flavored Vodka, Little Black dress vodkas, new Finlandia flavors); new flavor line extensions for the Southern Comfort trademark (Southern Comfort Lime and Southern Comfort Black Cherry); and various ready-to-pour (RTP) and RTD offerings;

•	acquiring the Casa Herradura tequila brands[1] and Chambord liqueur in fiscal 2007;

•	implementing targeted price increases;

•	completing the divestiture of our consumer durables business in fiscal 2007;

•	divesting wine assets including (a) our Italian wine brands, Bolla and Fontana Candida, in fiscal 2009; and (b) our Hopland-based wine business in fiscal 2011.
We built on these objectives in fiscal 2013 as we achieved record net sales by:

•	continuing our international growth;

•	increasing prices more broadly and to a greater extent than in recent years;

•	introducing several of our successful innovations in a number of markets around the world, most notably Jack Daniel’s Tennessee Honey in the United Kingdom, Australia, Poland and South Africa;

•	launching Jack Daniel’s Sinatra Select, an ultra-premium line extension for the Jack Daniel’s family of brands;

•	developing new packaging and flavors for a number of brands in our portfolio.
Total volumes for the brands in our portfolio were approximately 38 million nine-liter cases in fiscal 2013, up 4% compared to volumes in fiscal 2012 for comparable brands. As shown in the table on page 24, eight of our brands had volumes of more than one million nine-liter cases in fiscal 2013.

[1]	Brands include el Jimador, Herradura, New Mix (a tequila-based RTD product), Antiguo, and Suave 35.

OUR COMPETITION
We operate in a highly competitive industry. We compete against many global, regional, and local brands in a variety of categories of beverage alcohol, but most of our brands compete primarily in the industry’s premium and higher price categories. While the industry is highly fragmented, other major players include Bacardi Limited, Beam Inc., Davide Campari-Milano S.p.A., Diageo PLC, LVMH Moët Hennessy Louis Vuitton S.A., Pernod Ricard S.A., and Rémy Cointreau S.A. Trade information indicates that we are one of the largest suppliers of wine and spirits in the United States. According to International Wine & Spirit Research, for calendar year 2012, the ten largest global spirits companies (on a volume basis) controlled less than 20% of the total global market for spirits. We believe the overall market environment offers considerable growth opportunities for exceptional builders of high-quality wine and spirits brands.
OUR BUSINESS ENVIRONMENT
We believe that Brown-Forman’s long-term prospects are excellent. With only approximately 1% share of the global spirits market, we believe our company has attractive growth opportunities around the world. We expect that demand for spirits and wine will continue to grow in many of our largest markets over the medium- and long-term. Markets outside the United States accounted for less than one-third of our net sales in fiscal 2003; today our international business contributes 59% to our net sales. We see great opportunities for growth not only in emerging markets such as Brazil, Russia, India, and China, but also in economically developed ones such as the United Kingdom, France, and Australia. Favorable demographic trends in Asia and many other emerging markets encourage us as well.
Several of our major brands have enjoyed long lives. For example, Jack Daniel received a license for his distillery in 1866, and the Herradura and Old Forester brands originated in 1870. We believe many of these brands can continue to grow for decades to come. We also expect innovations, some of them line extensions of our established brands, to add to our growth.
Public attitudes; government policies.    While we are optimistic about our growth opportunities, our ability to market and sell our products depends heavily on society’s attitudes toward drinking and government policies. A number of organizations blame alcohol manufacturers for the problems associated with alcohol misuse. Some critics claim that beverage alcohol companies intentionally market their products to encourage underage drinking. Legal or regulatory measures directed in response against beverage alcohol (including limitations on its advertising, promotion, sales and consumption) could adversely affect our sales and business prospects.
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
We strongly oppose underage and abusive drinking. We carefully target our products only to adults of legal drinking age. We have developed a comprehensive internal marketing code and also adhere to marketing and advertising guidelines of the Distilled Spirits Council of the United States, the Wine Institute, and the European Forum for Responsible Drinking, among others. We contribute significant resources to the Century Council, an organization that we and other spirits producers created in 1991 to combat alcohol misuse, including drunk driving and underage drinking. We actively participate in similar organizations in other markets.
Regulatory measures against our industry are of particular concern in Europe, where many countries are considering more-restrictive alcohol policies, such as potential bans or severe limitations on advertising. For example, both Russia and Turkey have recently adopted measures that ban many forms of beverage alcohol advertising and increase restrictions on sales.
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
An important commitment of the beverage alcohol industry is the implementation of the Global Actions on Harmful Drinking in the areas of preventing drunk driving, increasing uptake of self-regulation, and fighting non-commercial alcohol. The International Center for Alcohol Policies, a non-profit organization, is managing this significant effort now under way in 18 countries. Major producers of beverage alcohol, including Brown-Forman, support this initiative. In addition, our CEO has joined CEOs from several other large global beverage alcohol companies to put in writing five commitments they would undertake to further combat the harmful use of alcohol.

We feel so strongly about the issue of responsible drinking that, since 2009, we have operated a website, OurThinkingAboutDrinking.com, to present a public forum on the social issues implicated by youth and alcohol, drinking and driving, alcohol and health, overconsumption, and beverage alcohol marketing and access.
Policy objectives.    Broadly speaking, we seek two things:

1.	recognition that beverage alcohol should be regarded like other products that have inherent benefits and risks, and

2.	equal treatment for distilled spirits, wine, and beer - all forms of beverage alcohol - by governments and their agencies.
We recognize that beverage alcohol, when misused or abused, can contribute to social and health issues. But we also believe strongly that beverage alcohol should be viewed like other consumer products - such as food and motor vehicles - that can also be hazardous if misused. Beverage alcohol plays an important part in enriching the lives of the vast majority of those who choose to drink. That is why we stress responsible consumption as we promote our brands. It is also why we discourage underage drinking and irresponsible drinking, including drunk driving. The optimal way to discourage alcohol misuse and abuse is by partnering with parents, schools, law enforcement, and other concerned stakeholders.
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
According to a March 2013 report by Impact Databank, only three of the top ten premium global spirits companies in 2012 were based in the United States. Several former U.S.-based beverage companies have been acquired by foreign companies over the years and shifted employment and trademark ownership to countries with more favorable tax regimes. Our fiscal 2013 effective corporate income tax rate was 31.7%, compared to recent annual effective rates ranging from 13% to 18% for our largest foreign competitors. Obviously, this is a significant economic disadvantage for us. Current discussions in the U.S. Congress about income tax reform make it very difficult to predict our future income tax environment.
The Obama administration has repeatedly proposed to Congress the repeal of the LIFO (last-in, first-out) treatment of inventory, an accepted tax and accounting practice in the United States for over 70 years. We strongly oppose this repeal because LIFO is designed to minimize artificial inflation gains and to reflect replacement costs accurately. LIFO is particularly important to companies like ours, whose aging process requires some distilled spirits to be held in inventory for several years before being sold. As contemplated, LIFO repeal would also result in an unprecedented “recapture” of tax benefits received in prior years - in effect, it would likely be the largest ever retroactive tax increase.
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
OUR FISCAL 2014 EARNINGS OUTLOOK
Although the global macroeconomic environment remains uncertain, we expect that the positive trends experienced for our business in fiscal 2013 will continue in fiscal 2014. We expect high single-digit growth in both reported and underlying net sales, driven by the continued global expansion of the Jack Daniel’s family of brands, including both Tennessee Whiskey and Tennessee Honey. Our focus on super-premium brands including Herradura, Woodford Reserve, Gentleman Jack, and Jack Daniel’s Single Barrel, along with continued growth in Finlandia and an improvement in Southern Comfort’s results, should also contribute to the projected net sales growth. Net sales growth includes expected price increases in the low single-digit range, which should help offset modest cost of goods inflation. We expect operating expense growth in the high single digits (including costs related to the start-up of our distribution company in France), which would result in expected underlying operating income growth of between 9% and 11% (7% and 14% on an as-reported basis). We are establishing a guidance range of $2.80 to $3.00 for our expected fiscal 2014 diluted earnings per share, compared to fiscal 2013 diluted earnings per share of $2.75. Our fiscal 2014 guidance range includes expected unfavorable effects totaling $0.08 per diluted share due to the change in net inventories related to our route-to-consumer change in France and the anticipated adverse impact of foreign exchange.
RESULTS OF OPERATIONS
BASIS OF PRESENTATION AND USE OF NON-GAAP MEASURES
When discussing volume, unless otherwise specified, we refer to “depletions,” a term that is commonly used in the beverage alcohol industry. We define “depletions” as either (a) our shipments directly to retailers or wholesalers, or (b) shipments from our third-party distributor customers to retailers and wholesalers. Because we generally record revenues when we ship our products to our customers, our reported sales for a period do not necessarily reflect actual consumer purchases during that period. We believe that our depletions measure volume in a way that more closely reflects consumer demand than our shipments do.
Volume is generally measured on a nine-liter equivalent unit basis. At times, we use a “drinks equivalent” measure for volume when comparing single-serve ready-to-drink (RTD) or ready-to-pour (RTP) brands to a parent brand. “Drinks-equivalent” is RTD / RTP nine-liter case equivalent volume divided by 10.
“Constant currency” change is a non-GAAP measure that represents the percentage change in financial results reported in accordance with GAAP in the United States but with the cost or benefit of currency movements removed. We use this measure to understand the growth of the business on a constant dollar basis, as fluctuations in exchange rates can distort the underlying growth both positively and negatively. (In this report, “dollar” always means the U.S. dollar unless clearly denoted otherwise.) To neutralize the effect of foreign exchange fluctuations when comparing across periods, we translate current year results at prior-year rates.
“Underlying” change is a non-GAAP measure that represents constant-currency change further adjusted for items that we believe do not reflect the underlying performance of our business. To calculate underlying change for fiscal 2012 and fiscal 2013, we adjust constant-currency change for estimated net changes in trade inventories and the absence of Hopland-based wine business. These items are defined below.
“Estimated net change in trade inventories” refers to the estimated financial impact of changes in distributor inventories for our brands. We compute this effect using our estimated depletion trends and by separately identifying distributor inventory changes in our explanation of changes for our key measures. We then adjust the percentage variances from the prior year to the current year for our key measures. We believe that separately identifying the impact of this item helps to explain how varying levels of distributor inventories can affect our business.
“Absence of Hopland-based wine business” refers to the exclusion of results from our divested Hopland, California-based wine business, which was sold to Viña Concha y Toro S.A in April 2011. Included in this sale were the Fetzer winery, bottling facility, and vineyards, as well as the Fetzer brand and other Hopland, California-based wines, including Bonterra, Little Black Dress, Jekel, Five Rivers, Bel Arbor, Coldwater Creek, and Sanctuary. Although we sold these brands in April 2011, we retained them in our portfolio as agency brands through December 31, 2011. We believe that excluding their effect on operating results from fiscal 2012 versus fiscal 2013 provides helpful information in forecasting and planning the growth expectations of the company.
“Absence of dispute settlement” refers to the exclusion of the impact of the favorable resolution of a dispute in an international market relating to the importation of our brands that was settled during fiscal 2011.
FISCAL 2013 HIGHLIGHTS
In fiscal 2013, net sales increased 5% to $3.8 billion (8% on an underlying basis), operating income increased 14% to $898 million (13% on an underlying basis), and diluted earnings per share increased 16% to $2.75 compared to $2.37 in the prior year period. We generated what we believe to be an industry-leading total shareholder return (TSR) of 31% versus the S&P 500’s TSR of 16% for the 12 months ending April 30, 2013. We also produced what we believe to be an industry-leading return on invested capital of nearly 22%. We accomplished this by focusing on organic growth, geographic expansion, brand innovation, careful portfolio management, and strategic investments in emerging markets. During fiscal 2013, we paid $1.1 billion in dividends to our shareholders, consisting of regular quarterly dividends and the $4.00 per share special dividend.

FISCAL 2013 MARKET HIGHLIGHTS
The following table presents share of total net sales and net sales growth by geography and for our top ten countries for fiscal 2013:

		% Growth vs Fiscal 2012
Market	% of Fiscal 2013 Net Sales	As-reported Net Sales	Constant Currency Net Sales
United States	41%	3%	8%[1]
Europe	30%	7%	9%
United Kingdom	9%	3%	4%
Germany	5%	6%	13%
Poland	4%	1%	5%
France	2%	5%	13%
Russia	2%	30%	36%
Turkey	1%	31%	38%
Australia	14%	6%	6%
Other	15%	5%	7%
Mexico	6%	7%	8%
Japan	1%	14%	18%
1 Sales from the Hopland-based wine business in fiscal 2012 have been excluded in calculating constant-currency net sales growth.
The United States, our largest, most important market, accounted for 41% of our as-reported net sales in fiscal 2013 and 42% in fiscal 2012. In fiscal 2013, net sales increased 3% on an as-reported basis. Excluding the effect of the Hopland-based wine business, constant-currency net sales grew 8%. A combination of both higher volumes and pricing contributed to net sales growth in the United States. Net sales growth in the United States was driven by the Jack Daniel’s family of brands, Woodford Reserve, and Herradura, among other brands.
Europe accounted for 30% of our net sales in fiscal 2013 and 27% in fiscal 2012. For fiscal 2013, net sales in Europe were up 7% on an as-reported basis. After adjusting for the effects of a stronger dollar, constant-currency net sales in Europe were up 9%. Our net sales growth in Europe was broad-based and included gains in all of our largest markets including the United Kingdom, Germany, Poland, France, Russia and Turkey. Overall trading conditions for the industry remained positive in some parts of Europe but were weak in others, as consumers remained cautious regarding the economic outlook. Many Western European economies continued to struggle in fiscal 2013, including those in Spain, Italy and Ireland, where overall total distilled spirits consumption declined again. Many Eastern Europe economies experienced positive trends, as consumers seemed increasingly to favor premium imported spirits generally and the whiskey category specifically.
Australia accounted for 14% of net sales in fiscal 2013 and 13% in fiscal 2012. For fiscal 2013, net sales were up 6% on both an as-reported and a constant-currency basis. During fiscal 2013, our growth was driven primarily by the Jack Daniel’s family of brands, including substantial contributions from recent innovations launched there (Gentleman Jack & Cola RTD and Jack Daniel’s Tennessee Honey, launched in fiscal 2013; Jack Daniel’s 1907 Whiskey launched in fiscal 2012). Australian sales growth was negatively affected by the Southern Comfort family of brands, which declined by about 10% on both an as-reported and a constant-currency basis.
Net sales for our other markets constituted 15% of our total net sales in fiscal 2013 compared to 17% in fiscal 2012 and grew 5% in fiscal 2013 on an as-reported basis and 7% on a constant-currency basis. This increase was driven by broad growth across most of our other markets, but primarily by Mexico, Southeast Asia, Japan, Brazil and Africa. Net sales declines in some markets, including Canada, China and Korea, partially offset the gains.

FISCAL 2013 BRAND HIGHLIGHTS
The following table highlights our major brands’ worldwide volume results for fiscal 2013:

	Nine-Liter Cases (millions)	% Change vs. 2012
Jack Daniel’s Family	19	6%
Jack Daniel’s Tennessee Whiskey	11	3%
Jack Daniel’s RTDs/RTP[1]	7	5%
El Jimador New Mix RTDs[2]	6	6%
Finlandia	3	5%
Southern Comfort Family	2	(5)%
Canadian Mist Family	2	(3)%
Korbel Champagnes	1	3%
El Jimador	1	0%
Super-Premium Other[3]	1	6%

[1]
Jack Daniel’s RTD and RTP products include all RTD line extensions of Jack Daniel’s, such as Jack Daniel’s & Cola, Jack Daniel’s & Diet Cola, Jack & Ginger, Jack Daniel’s Country Cocktails, Gentleman Jack & Cola, and the seasonal Jack Daniel’s Winter Jack RTP.

[2]	El Jimador New Mix is a tequila-based RTD brand sold in Mexico; also includes el Jimador RTD.

[3]	Includes Chambord liqueur and flavored vodka, Herradura, Sonoma-Cutrer, Tuaca, and Woodford Reserve.
In fiscal 2013, the Jack Daniel’s family of brands, which includes Jack Daniel’s Tennessee Whiskey, Gentleman Jack, Jack Daniel’s Single Barrel, Jack Daniel’s Tennessee Honey, the seasonal Jack Daniel’s Winter Jack RTP, and RTD products such as Jack Daniel’s & Cola, Jack Daniel’s & Diet Cola, Jack Daniel’s & Ginger, Gentleman Jack & Cola and Jack Daniel’s Country Cocktails, grew volumes 6% globally on both a nine-liter case basis on a drinks-equivalent basis. Net sales of the brand family grew 9% on an as-reported basis and 11% on a constant-currency basis in fiscal 2013. Jack Daniel’s line extensions grew at a faster rate than Jack Daniel’s Tennessee Whiskey itself, primarily because of the successful introduction of Jack Daniel’s Tennessee Honey in several international markets and its continued growth in the United States during fiscal 2013.
Jack Daniel’s Tennessee Whiskey (JDTW) is the signature brand in our portfolio, and we believe it to be one of the largest, most profitable spirits brands in the world. JDTW grew volume for the 21st consecutive year and outpaced the combined volume growth of the top 25 premium spirits brands during calendar 2012 (according to a February 2013 report by Impact Databank, a well-known U.S. trade publication). That achievement underscores the brand’s premium, iconic image and reinforces our belief in its long-term appeal and sustained growth potential. JDTW grew volume 3% globally to eclipse 11 million 9-liter cases during fiscal 2013, despite broad-based price increases and deliberate reductions of less profitable units, such as value-added and gift packs, in many markets. JDTW net sales grew 6% on an as-reported and 7% on a constant-currency basis, at a faster rate than volume gains owing to price increases and favorable mix. The brand grew volumes about 2% in its largest market, the United States, but decreased 11% in the United Kingdom after a substantial price increase was implemented in that market. Jack Daniel’s experienced double-digit volume growth in five of its top ten volume markets, including Germany, France, Poland, Russia and Turkey. Beyond the top ten markets, Jack Daniel’s grew volume broadly in the mid-single digits. Notable volume milestones reached or exceeded during fiscal 2013 for JDTW were: Germany reached 600,000 nine-liter cases; Poland surpassed 200,000 nine-liter cases; and, the emerging markets of sub-Saharan Africa exceeded 100,000 nine-liter cases.
Because JDTW generates a significant percentage of our total net sales, it is our top priority. We remain encouraged by the brand’s resilience over the past few years in the face of a challenging economic environment and the opportunities for continued growth in both emerging and developed markets. In fiscal 2013, we implemented price increases in many markets around the world, generally in the low-single digits, but higher in some markets, and, in many markets, for the first time in several years. Our price increase plans in fiscal 2014 are somewhat more modest, but include low single-digit increases in many markets across the globe. We believe that the environment remains suitable in many markets for us to increase the price of this premium brand, but we are uncertain how the trade and consumers will react - especially in those markets where we took price increases during fiscal 2013. We intend to monitor the reaction closely and to be flexible in adapting where necessary.
In late fiscal 2011, we introduced a new line extension in the United States, Jack Daniel’s Tennessee Honey. In fiscal 2012, the brand’s first full year of business, the brand exceeded 450,000 nine-liter cases. In fiscal 2013, the brand grew volumes double-digits in the United States and was named to Impact’s “Hot Brands” list for calendar 2012 for the second consecutive year. In addition, we successfully launched Jack Daniel’s Tennessee Honey in several important international markets, including the United Kingdom, Australia, Poland and South Africa. Globally, the brand exceeded 770,000 nine-liter cases and nearly doubled net sales in fiscal 2013, its second full year after launch. In fiscal 2014, we plan to continue the international expansion of Jack Daniel’s Tennessee Honey to new markets.
The Jack Daniel’s RTD brands grew volume 5% in fiscal 2013 (on top of a 12% increase in fiscal 2012), and net sales increased 5% on an as-reported basis and 7% on a constant-currency basis. Among the best-performing markets was the United States, which managed 24% net sales growth on an as-reported basis in fiscal 2013, driven by a resurgent Jack Daniel’s Country Cocktails business. Germany, the United Kingdom and Mexico all grew Jack Daniel’s RTD volumes double digits in fiscal 2013. Australia grew net sales in the low single digits on both an as-reported and constant-currency basis. Volumes in Japan were significantly lower in fiscal 2013 because we discontinued the Jack Daniel’s & Soda RTD launched in fiscal 2012. We believe Jack Daniel’s RTDs will continue to provide a growth opportunity for us, as they offer not only an appealing, great-tasting, convenient expression of the brand but also an effective marketing tool for the parent brand.
Net sales of both Gentleman Jack and Jack Daniel’s Single Barrel grew at double-digit rates on both an as-reported and a constant-currency basis, fueled by international expansion of these brands. Gentleman Jack’s volume surpassed 425,000 nine-liter cases globally as net sales grew 17% on an as-reported basis and 18% on a constant-currency basis. In the United States, Gentleman Jack increased prices and grew volumes in the mid-single digits. At the end of fiscal 2013, we developed a new advertising campaign for fiscal 2014 called “The Order of the Gentleman,” the first ever use of television for this brand.
In fiscal 2013, the Finlandia family of brands grew net sales by 3% on an as-reported basis and 6% on a constant-currency basis, driven largely by volume growth. Finlandia managed to grow volumes in its largest market, Poland, despite a contracting premium vodka category. Russia was the most important driver of net sales growth for Finlandia. In Russia, the brand grew volume over 30% to surpass 350,000 nine-liter cases and gained market share in the premium segment of the vodka market. Israel and several other countries in Europe and North America grew Finlandia volumes and net sales on an as-reported basis during fiscal 2013.
The Southern Comfort family of brands global volume declined 5% in fiscal 2013, while net sales declined 5% on an as-reported basis and 4% on a constant-currency basis (an improvement over fiscal 2012, when constant-currency net sales declined by 7%). In fiscal 2013, we launched the new “Whatever’s Comfortable” consumer engagement campaign in the United States. We significantly increased our total advertising spending on Southern Comfort in the United States, and we devoted a larger percentage of our spending to media investment. We believe that this strategy helped to reverse in fiscal 2013 the previously negative net sales trend, as the brand grew net sales in the United States by 1% on both an as-reported and a constant-currency basis. Outside the United States, Southern Comfort struggled in its top international markets as volume and net sales declined in the United Kingdom, Australia and Germany. Encouraged by the combined impact of our new consumer engagement campaign, increased investment, and reallocation of investment in the United States, we plan to test and implement similar elements in Southern Comfort’s top international markets in fiscal 2014.
Our tequila portfolio grew net sales 7% on both an as-reported basis and a constant currency basis in fiscal 2013. Super-premium Herradura remained strong, and grew net sales on both an as-reported and constant-currency basis double digits globally for the third consecutive year. In the United States, Herradura outpaced the competitive set and grew market share with a 20% increase in net sales on both an as-reported and a constant-currency basis during fiscal 2013. El Jimador grew net sales globally by 2% on both an as-reported and a constant-currency basis on flat volume. Outside Mexico, the brand grew volumes 11%, driving net sales growth of 13% on an as-reported basis and 14% on a constant-currency basis. These gains were partially offset by mid-single-digit declines in volume and net sales in Mexico as a result of pricing pressure in a difficult competitive environment. El Jimador New Mix RTDs increased net sales by 13% on both an as-reported and a constant-currency basis. New Mix delivered this growth on a 7% volume increase and higher pricing. New Mix remains the market leader in Mexico’s RTD category and an important driver of our business in this country. We remain focused on developing our tequila portfolio in the United States (where we see considerable potential for growth); strengthening our position in Mexico; and selectively building our presence in higher-value tequila markets throughout the world, such as Russia and Brazil.
Woodford Reserve, our super-premium bourbon brand, grew volume by 26% during fiscal 2013. We substantially increased our advertising investment in Woodford Reserve in its most important market, the United States, to support the brand’s growth. Looking ahead, we believe that Woodford is well-positioned to capture its share of the fast-growing super-premium bourbon segment in the United States and to capitalize on renewed interest in bourbon around the world. We will continue to devote substantial resources to Woodford to support its future growth potential.
FISCAL 2013 COMPARED TO FISCAL 2012
Net sales of $3.8 billion increased 5%, or $170 million, compared to fiscal 2012. On an underlying basis, net sales increased by 8%. We continued to expand our international footprint, as reported net sales outside the United States grew faster at 6%

compared to 3% net sales growth in the United States. The year-over-year comparison of our net sales in the United States was hurt by the absence of approximately $83 million in sales of Hopland-based wine brands in fiscal 2012.
The major factors driving our fiscal 2013 change in net sales were:

		Change vs. 2012
Underlying change in net sales		8%
Volume	5%
Net price/mix	3%
Estimated net change in trade inventories		1%
Foreign exchange		(1)%
Absence of Hopland-based wine business		(2)%
Reported change in net sales		5%
Total differs due to rounding.
We attribute our 8% underlying growth in net sales during fiscal 2013 primarily to the strong performance of the Jack Daniel’s family of brands and the performance of several other brands, including, Woodford Reserve, Finlandia, New Mix, Herradura and agency brands. In fiscal 2013, net sales growth of the Jack Daniel’s family of brands benefitted from (a) volume growth and price increases of Jack Daniel’s Tennessee Whiskey across many markets including the United States; (b) expansion of Jack Daniel’s Tennessee Honey to markets outside the United States and its continued growth in the United States; and (c) continued growth of line extensions including Gentleman Jack and the line of Jack Daniel’s RTDs. These gains were partially offset by declines in net sales for a few brands, most notably Southern Comfort. Our change in reported sales was reduced by the negative impact of foreign exchange and the absence of Hopland-based wine business. Reported sales benefitted from an estimated increase in trade inventories in Japan, the United States and across many markets in Europe.
We experienced the most significant growth in net sales on both an as-reported and a constant-currency basis in the United States, Australia, Germany, Russia, Mexico, the United Kingdom, Turkey, Poland, and France, while net sales declined in some countries, including Canada, China and Korea.
Cost of sales of $894 million decreased $34 million, or 4%, during fiscal 2013. Growth in sales volume resulted in cost of sales increases for the period, while higher transportation and input costs, including grain and glass, were mostly offset by lower value-added package expense and manufacturing efficiencies. Additionally, the transition services agreement with the buyer of Fetzer Vineyards (which included Fetzer winery, bottling facility and vineyards, as well as the Fetzer brand and other Hopland, California based wines) expired on December 31, 2011, resulting in lower costs compared to the prior year. Foreign exchange favorably affected cost of sales. The following table highlights the major changes in costs for the year:

Change vs. 2012
Volume growth and new products	4%
Foreign exchange	(1)%
Cost increases / mix	0%
Absence of Hopland-based wine business	(7)%
Reported change in cost of sales	(4)%
Gross profit of $1,955 million increased $160 million, or 9%, during fiscal 2013. Gross profit was hurt by the absence of gross profit associated with the Hopland-based wine business sale and foreign exchange. The same factors that drove the increase in underlying net sales for the year also contributed to the underlying growth in gross profit for the same period. Similarly, the increase in cost of goods for the year related to volume growth and new products partially offset the underlying growth in net sales for the same period. The following table summarizes the major factors that contributed to gross profit growth for the year:

Change vs. 2012
Underlying change in gross profit	10%
Estimated net change in trade inventories	1%
Foreign exchange	(1)%
Absence of Hopland-based wine business	(1)%
Reported change in gross profit	9%

Gross margin (gross profit divided by net sales) improved to 51.7% in fiscal 2013 from 49.7% in fiscal 2012. About half of the improvement was derived from the absence of the lower-margin Hopland-based wine business in our fiscal 2013 results. The other half of the gross margin increase was driven by higher pricing and a favorable mix shift.
Advertising expenses of $408 million were up $13 million, or 3%, due in part to increased investments in media for Southern Comfort in the United States; and support for the introduction of line extensions, notably Jack Daniel’s Tennessee Honey in the United Kingdom, Australia and South Africa and its continued growth in the United States. We also increased advertising investment behind Woodford Reserve in the United States and our vodka portfolio in Europe. Overall advertising spending excluding the effect of the absence the Hopland-based wine business and the effect of foreign exchange was up 6%.

Change vs. 2012
Underlying change in advertising	6%
Foreign exchange	(2)%
Absence of Hopland-based wine business	(1)%
Reported change in advertising	3%
Selling, general, and administrative (SG&A) expenses increased $40 million, or 7%, as shown in the following table:

Change vs. 2012
Underlying change in SG&A	8%
Foreign exchange	(1)%
Reported change in SG&A	7%
Inflation on salary and benefit-related expenses, costs related to a leadership reorganization during fiscal 2013, and higher pension costs all contributed to the year-over-year increase in selling, general and administrative expenses. During fiscal 2013, we also invested to enhance our organizational capabilities for our emerging markets - notably in China, India and Africa.
Operating income was $898 million in fiscal 2013, an increase of $110 million, or 14%, over fiscal 2012. Underlying operating income growth of 13% resulted from the higher rate of underlying gross profit growth compared to the lower rate of growth in advertising and SG&A expenses (which we refer to as “operating expense leverage”)
The reported change in operating income was reduced by the unfavorable effect of foreign exchange and the absence of operating income from the Hopland-based wine business. Operating income benefitted from the effect of an estimated increase in trade inventories.
The following table summarizes the major factors contributing to the increase in operating income:

Change vs. 2012
Underlying change in operating income	13%
Estimated net change in trade inventories	3%
Foreign exchange	(1)%
Sale of Hopland-based wine business	(1)%
Reported change in operating income	14%
Operating margin (operating income divided by net sales) grew to 23.7% in fiscal 2013 from 21.8% in fiscal 2012. The same factors that drove the increase in our gross margin benefitted our operating margin. In addition, our operating margin was helped by operating expense leverage.
Interest expense (net) increased by $5 million compared to fiscal 2012, due to a $9 million charge for the early redemption of our $250 million 5% notes due February 1, 2014 and higher levels of debt, offset by the absence of our $250 million 5.2% notes that matured on April 1, 2012.
Our effective tax rate for fiscal 2013 was 31.7% compared to 32.5% in fiscal 2012. The decrease in our effective tax rate was driven primarily by the beneficial impact of increased foreign earnings, lower state income taxes and the benefit of discrete items.

Diluted earnings per share were $2.75 in fiscal 2013, up 16% from the diluted earnings per share reported for fiscal 2012, as adjusted for the 3-for-2 stock split effected in August 2012. This increase resulted from the same factors that contributed to the increase in operating income and was also helped by the lower effective tax rate but was hurt by higher net interest expense.
FISCAL 2012 COMPARED TO FISCAL 2011
Net sales of $3.6 billion increased 6%, or $210 million, compared to fiscal 2011. The major factors driving our fiscal 2012 change in net sales were:

		Change vs. 2011
Underlying change in net sales		9%
Volume	10%
Net price/mix	(1)%
Estimated net change in trade inventories		(1)%
Sale of Hopland-based wine business		(2)%
Reported change in net sales		6%
Our underlying net sales grew 9% during fiscal 2012 primarily to (a) the strong performance of the Jack Daniel’s family of brands, reflecting the successful introduction of Jack Daniel’s Tennessee Honey in the United States, acceleration in the growth of Jack Daniel’s Tennessee Whiskey globally, and the international expansion of Gentleman Jack, Jack Daniel’s Single Barrel, and Jack Daniel’s RTD products; and (b) the performance of Finlandia, agency brands, Woodford Reserve, New Mix, and Herradura. These gains were partially offset by declines in net sales (a) for some brands including Southern Comfort, Canadian Mist, and Korbel; and (b) for Fetzer (which we sold in April 2011 but marketed as an agency brand through December 2011). We experienced the most significant underlying growth in net sales in the United States, Mexico, Germany, Russia, Australia, the United Kingdom, France, Turkey, and Brazil, while net sales declined in some countries, including China, Italy, and Korea.
Jack Daniel’s Tennessee Whiskey registered volume growth for the 20th consecutive year, up 8% globally. The introduction of the Jack Daniel’s Tennessee Honey boosted our overall growth in the United States. Jack Daniel’s RTDs grew volumes 12% globally, fueled by strong gains in Germany, Mexico, and the United Kingdom as well as continued expansion into other markets. Gentleman Jack and Jack Daniel’s Single Barrel volumes grew at a double-digit rate fueled by international expansion. Worldwide volumes for Finlandia grew 7%, benefitting from higher volumes in Russia, due in part to soft comparisons a year earlier resulting from disruption following a distribution change. The el Jimador brand grew 1% globally. Worldwide volumes for Southern Comfort’s family of brands declined 2%, caused in part by increased competition from flavored whiskeys, flavored vodkas, and spiced rums. Overall volume performance during fiscal 2012 was mixed for the other brands in our portfolio. Several of our super-premium brands registered volume gains, including Herradura, Woodford Reserve, and Sonoma-Cutrer. Meanwhile, Canadian Mist and Early Times recorded volume declines.
Cost of sales of $928 million increased $66 million, or 8%, during fiscal 2012. Volumetric growth, higher input costs (including corn and glass), and an increase in fuel costs were the main contributors to growth in costs of sales for the year. Additionally, the transition services agreement with the buyer of Fetzer Vineyards (which included the Fetzer winery, its bottling facility and vineyards, as well as the Fetzer brand and other Hopland, California-based wines) expired on December 31, 2011, resulted in lower costs compared to the prior year. The following table highlights the major changes in cost of sales for the year:

Change vs. 2011
Underlying change in cost of sales	7%
Cost increases / mix	3%
Sale of Hopland-based wine business	(2)%
Reported change in cost of sales	8%
Gross profit of $1,795 million increased $71 million, or 4%, during fiscal 2012. Gross profit was reduced by the absence of gross profit associated with the Hopland-based wine business sale and foreign exchange. The same factors that drove the increase in underlying net sales for the year also contributed to the underlying growth in gross profit for the same period. Similarly, the same factors that contributed to the increase in cost of goods for the year partially offset the underlying growth in net sales for the same period. The following table summarizes the major factors that contributed to gross profit growth for the year:

Change vs. 2011
Underlying change in gross profit	8%
Foreign exchange	(1)%
Sale of Hopland-based wine business	(3)%
Reported change in gross profit	4%
The higher cost of sales and a significantly lower gross margin earned from the Hopland-based wine business this year were the primary factors driving gross margin of 49.7%, down from 50.7% in the prior-year period.
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

Change vs. 2011
Underlying change in advertising	9%
Sale of Hopland-based wine business	(1)%
Reported change in advertising	8%
Selling, general, and administrative expenses increased $36 million, or 6%, as shown in the following table:

Change vs. 2011
Underlying change in SG&A	6%
Foreign exchange	1%
Absence of dispute settlement	(1)%
Reported change in SG&A	6%
Inflation on salary and benefit related expenses, foreign exchange, investments in organizational capabilities in emerging markets such as China, and the establishment of our own route-to-consumer structure in Turkey contributed to the year over year increase in selling, general and administrative expenses.
Other income decreased $75 million in fiscal 2012, due primarily to the absence of the $53 million pre-tax gain we realized on the sale of Hopland-based wine business, of which $62 million2 was reflected in other income.
Operating income was $788 million in fiscal 2012, a decline of $67 million, or 8%, over fiscal 2011. Operating income benefitted from 9% underlying operating income growth but was hurt both by the absence of the gain on sale and reduction in profits associated with the Hopland-based wine business, which was sold in April 2011, and by foreign exchange.
The chart below summarizes the major factors contributing to the decrease in operating income for the year and identifies our underlying operating income growth for fiscal 2012 of 9%.

Change vs. 2011
Underlying change in operating income	9%
Absence of dispute settlement	(1)%
Estimated net change in trade inventories	(1)%
Foreign exchange	(3)%
Sale of Hopland-based wine business	(12)%
Reported change in operating income	(8)%

2 See Note 13 to our consolidated financial statements for a breakdown of the details of the gain reflected in our accompanying consolidated statement of operations.

The underlying growth in operating income was driven by (a) higher consumer demand for Jack Daniel’s Tennessee Whiskey internationally, particularly in the Russia, Germany, France, and the United Kingdom; (b) the introduction of Jack Daniel’s Tennessee Honey in the United States; (c) continued gains for Jack Daniel’s RTD products in Germany, Mexico, and the United Kingdom and from expansion into other markets including Poland, Japan, and South Africa, and price gains in Germany and Australia; (d) growth of Finlandia; and (e) gains for several other brands, including Gentleman Jack, Jack Daniel’s Single Barrel, Woodford Reserve, New Mix, Herradura, and agency brands. These positive factors were partially offset by an increase in operating expenses. Investment in advertising behind our brands, inflation in selling, general and administrative expenses, mainly salary and benefit related, investment in organizational capabilities in emerging markets such as China, and the establishment of our own route-to-consumer structure in Turkey contributed to the year over year increase in operating expenses.
Interest expense (net) increased by $2 million compared to fiscal 2011, reflecting higher long-term debt offset partially by lower short-term borrowings and additional swaps to a floating rate on our bonds due 2014.
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
Diluted earnings per share decreased 9% to $2.37 in fiscal 2012. This decline resulted from the same factors that contributed to the decrease in operating income and was also hurt by higher net interest expense and a higher effective tax rate. These factors were only partially offset by fewer shares outstanding after share repurchases.

OTHER KEY PERFORMANCE MEASURES
Our goal is to increase the value of our shareholders’ investment consistently and sustainably over the long term. We believe that the long-term relative performance of our stock is a good indication of our success in delivering attractive returns to shareholders.
Total shareholder return.    An investment made in Brown-Forman Class B common stock over terms of one, three, five, and ten years would have significantly outperformed the returns of the S&P 500 over the same periods. Specifically, a $100 investment in our Class B stock on April 30, 2003, would have grown to approximately $359 by the end of fiscal 2013, assuming reinvestment of all dividends and ignoring personal taxes and transaction costs. As shown in the following graph, that represents an annualized return of 16% over the 10-year period, compared to a comparable ten-year return in an investment in the S&P 500 of 8%. A more recent investment in Brown-Forman Class B common stock (one year ago) would have provided a very strong return of 31% over the prior year, outpacing the 16% return of the S&P 500 for the same period.

Return on average invested capital.    Our return on average invested capital increased from 19.1% in fiscal 2012 to 21.7% in fiscal 2013, driven largely by higher net income and a relatively smaller increase in invested capital. We believe these returns surpassed those reported by our wine and spirits competitors during the same period. Excluding the effect of any future acquisitions, we expect our return on average invested capital to increase over the longer term even as we invest in property, plant and equipment, and working capital to support our expected growth. This expectation is based on our positive outlook for earnings growth, given the growth opportunities for our brands around the world and our continued careful management of our investments in them.

LIQUIDITY AND CAPITAL RESOURCES
Our ability to generate cash from operations consistently is one of our most significant financial strengths. Our strong cash flows enable us to pay dividends, make appropriate capital investments, pursue brand-building programs, and make strategic acquisitions that we believe will enhance shareholder value. Investment-grade ratings (A1 by Moody’s, A+ by Fitch, and A- by Standard & Poor’s) provide us with financial flexibility when accessing global credit markets. We believe cash flows from operations are more than adequate to meet our expected operating and capital requirements.
CASH FLOW SUMMARY

(Dollars in millions)	2011	2012	2013
Operating activities	$527	$516	$537
Investing activities:
Sale of business	234	—	—
Additions to property, plant, and equipment	(39)	(58)	(95)
Sale of property, plant, and equipment	12	—	—
Other	(4)	(10)	(2)
	203	(68)	(97)
Financing activities:
Net issuance (repayment) of debt	57	(248)	493
Acquisition of treasury stock	(136)	(220)	—
Dividends paid	(326)	(192)	(1,063)
Other	(1)	(2)	(6)
	(406)	(662)	(576)
Foreign exchange effect	11	(15)	2
Change in cash and cash equivalents	$335	$(229)	$(134)
Cash and cash equivalents decreased $134 million in fiscal 2013 compared to a decrease of $229 million in fiscal 2012, as an increase in cash from operations combined with a decrease in cash used for financing activities significantly exceeded an increase in cash used for investing activities compared to last year. Cash provided by operations was $537 million, up from $516 million in fiscal 2012, reflecting higher earnings offset partially by a larger increase in working capital.
Cash used for investing activities increased $29 million during fiscal 2013, primarily reflecting a $37 million increase in capital expenditures due largely to investments to expand production capacity at Jack Daniel’s Distillery and Sonoma-Cutrer. Cash used for other investing activities during fiscal 2013 declined $8 million, largely reflecting the $7 million acquisition of the Maximus brand name during fiscal 2012.
Cash used for financing activities was $576 million during fiscal 2013, down $86 million from $662 million for the prior year. The fiscal 2013 amount of $576 consists largely of dividend payments of $1,063 million (including $854 million related to a $4.00 per share special dividend paid in December 2012) offset partially by $747 million in proceeds from bonds issued in December 2012 to fund the special dividend payment. It also includes the early redemption in February 2013 of our $250 million 5% notes due in February 2014. The fiscal 2012 amount of $662 million consisted largely of the repayment of $250 million in debt that matured in April 2012, the acquisition of $220 million in treasury stock (including $219 million as part of a share repurchase program that expired in November 2011), and dividend payments of $192 million.
The impact on cash and cash equivalents as a result of exchange rate changes was an increase of $2 million in fiscal 2013 compared to a decrease of $15 million in fiscal 2012.
In comparing fiscal 2012 with fiscal 2011, cash provided by operating activities decreased $11 million, primarily reflecting a reduction in reported earnings due in part to lower profits associated with the Hopland-based wine brands and higher inventory levels. Cash used for investing activities increased $271 million compared to fiscal 2011, reflecting the absence of $234 million cash proceeds received from the sale of the Hopland-based wine business and an increase in capital investments. Cash used for financing activities increased $256 million, primarily reflecting the repayment of $250 million in debt that matured in April 2012 and an $84 million increase in share repurchases of our common stock, partially offset by the non-recurrence of a $145 million special cash dividend paid in fiscal 2011. The impact on cash and cash equivalents as a result of exchange rate changes was a decrease of $15 million in fiscal 2012 compared to an increase of $11 million in fiscal 2011.

Capital expenditures. Investments in property, plant, and equipment were $39 million in fiscal 2011, $58 million in fiscal 2012, and $95 million in fiscal 2013. Expenditures over the three-year period included investments to maintain, expand, and improve production efficiency, to reduce costs, and to build our brands. Capital investments were higher in fiscal 2013 compared to the prior two fiscal years reflecting continued spending to begin expansion of our production operations to support the growing demand for Jack Daniel’s family of brands and Sonoma-Cutrer.
We expect capital expenditures for fiscal 2014 to increase significantly to a range of $140 million to $160 million, and that these investments will be funded by cash provided by operations. Our capital spending plans for fiscal 2014 include investments to expand further the production capacity at Jack Daniel’s and to complete a new cooperage facility in Decatur, Alabama. Our capital plan in fiscal 2014 also includes investment to complete the capacity expansion of our Sonoma-Cutrer winery and projects that we expect will provide cost savings opportunities, mitigate risk, and comply with regulations. As we look at our capital expenditures requirement beyond fiscal 2014, we expect our spending to range from $80 million to $100 million in fiscal 2015 as we complete our production capacity expansion at Jack Daniel’s and invest in our facilities in Versailles, Kentucky, to support the growth of Woodford Reserve. We expect our capital expenditures to return to a more normal level of $50 million to $70 million in fiscal 2016.
Share repurchases. During fiscal 2011 and 2012, we repurchased shares of our Class A and Class B common stock under two separate repurchase programs. The results of those share repurchase programs are summarized in the following table.

				Average Price Per Share, Including		Total Spent on Stock Repurchase
Dates		Shares Purchased		Brokerage Commissions		Program
Starting	Ending	Class A	Class B	Class A	Class B	(Millions)
June 2010	December 2010	31,304	2,916,686	$39.93	$39.73	$117.1
March 2011	November 2011	459,464	4,599,252	$46.03	$46.29	$234.0
Liquidity.    We continue to manage liquidity conservatively to meet current obligations, fund capital expenditures, and maintain dividends, while reserving adequate debt capacity for acquisition opportunities. In fiscal 2013, we enhanced our liquidity by issuing $750 million of unsecured notes, with the proceeds used as partial funding of the $4.00 per share special cash dividend paid in December 2012.
We have access to several liquidity sources to supplement our cash flow from operations. Our commercial paper program continues to fund our short-term credit needs. This program is supported by our $800 million bank credit facility, which was extended from November 2016 to November 2017 during fiscal 2013. We could also satisfy our liquidity needs by drawing on the facility. Under extreme market conditions, one or more participating banks may not be able to fully fund this credit facility. In addition to our cash flow from operations, we believe that the markets for investment-grade bonds and private placements are very accessible and provide a source of long-term financing that could provide for any additional liquidity needs.
We have high credit standards when initiating transactions with counterparties and closely monitor our counterparty risks with respect to our cash balances and derivative contracts. If a counterparty’s credit quality were to deteriorate below our credit standards, we would either liquidate exposures or require the counterparty to post appropriate collateral.
As of April 30, 2013, we had total cash and cash equivalents of $204 million. Of this amount, $88 million was held by foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We do not expect to need the cash generated by those foreign subsidiaries to fund our domestic operations. However, in the unforeseen event that we repatriate cash from those foreign subsidiaries, we would be required to provide for and pay U.S. taxes on permanently repatriated funds.
As discussed above, we received proceeds of $747 million ($750 million principal amount, less discounts) from bonds issued in December 2012. The $750 million consisted of $250 million of 1.00% notes due in fiscal 2018, $250 million of 2.25% notes due in fiscal 2023, and $250 million of 3.75% notes due in fiscal 2043.
On February 25, 2013, we redeemed, in full, our $250 million 5% notes due in fiscal 2014 by exercising a “make-whole” call provision of the notes. We used a combination of cash and short-term borrowing to fund the redemption.
As announced on May 23, 2013, our Board of Directors declared a regular quarterly cash dividend of $0.255 per share on our Class A and Class B common stock. Stockholders of record on June 5, 2013 will receive the dividend on July 1, 2013.
We believe our current liquidity position is strong and sufficient to meet all of our financial commitments for the foreseeable future. Our $800 million bank credit facility’s quantitative covenant requires our ratio of consolidated EBITDA (as defined in the agreement) to consolidated interest expense to be at least 3 to 1. At April 30, 2013, with a ratio of 26 to 1, we were well within the covenant’s parameters.

LONG-TERM OBLIGATIONS
We have long-term obligations related to contracts, leases, borrowing arrangements, and employee benefit plans that we enter into in the normal course of business (see Notes 4, 7, and 11 to the accompanying consolidated financial statements). The following table summarizes the amounts of those obligations as of April 30, 2013, and the years when those obligations must be paid:
LONG-TERM OBLIGATIONS1

(Dollars in millions)	Total	2014	2015- 2018	After 2018
Long-term debt	$1,002	$2	$500	$500
Interest on long-term debt	362	24	80	258
Grape purchase obligations	14	6	7	1
Operating leases	43	17	25	1
Postretirement benefit obligations[2]	37	37	n/a	n/a
Agave purchase obligations[3]	n/a	n/a	n/a	n/a
Total	$1,458	$86	$612	$760

[1]	Excludes liabilities for tax uncertainties, as we cannot reasonably predict the ultimate amount or timing of settlement.

[2]
As of April 30, 2013, we have unfunded pension and other postretirement benefit obligations of $284 million. Because we cannot determine the specific periods in which those obligations will be funded, the table above reflects no amounts related to those obligations other than the $37 million of expected contributions (including $30 million of expected discretionary contributions) in fiscal 2014.

[3]
As discussed in Note 4 to the accompanying consolidated financial statements, we have obligations to purchase agave, a plant whose sap forms the raw material for tequila. Because we cannot determine the specific periods in which those obligations will be paid, the above table reflects no amounts related to those obligations. As of April 30, 2013, based on current market prices, obligations under these contracts totaled $8 million.

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
With regard to the Chambord brand name however, its estimated fair value exceeded its book value of $116 million by approximately $10 million as of January 31, 2013, the test date for impairment. While the brand is growing outside the U.S., and we have a number of initiatives that we anticipate will drive growth for the brand globally, we have lower expectations for the brand in the core U.S. market. Future events or even slight changes in the assumptions used to estimate the fair value of this brand name could significantly change its estimated fair value, which could result in a future impairment charge. For example, a 50-basis point increase in our cost of capital, a key assumption in which a small change can have a significant effect, would decrease the fair value of the Chambord brand name by $13 million. This would result in a non-cash brand name impairment charge.

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
We review our assumptions on each annual measurement date. As of April 30, 2013, we have decreased the discount rate for pension obligations from 4.92% to 4.08%, and for other postretirement benefit obligations from 4.84% to 4.36%. We have also decreased the expected return on plan assets from 7.75% to 7.50% as a result of lower capital markets return expectations for our current asset allocation. Using these assumptions, we estimate our pension and postretirement benefit expense for fiscal 2014 will be approximately $51 million, compared to $49 million for fiscal 2013. A decrease/increase of 25 basis points in the assumed discount rate would increase/decrease the fiscal 2014 expense by approximately $3 million. A decrease/increase of 25 basis points in the assumed return on plan assets would increase/decrease the fiscal 2014 expense by approximately $1 million.
Income taxes.  Our effective tax rate is based on our income and the statutory tax rates in the many jurisdictions where we do business. In fiscal 2013, our effective income tax rate was 31.7%, compared to 32.5% in fiscal 2012. The decrease in our effective tax rate was driven primarily by the beneficial impact of increased foreign earnings, lower state income taxes and the benefit of discrete items.
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
Contingencies.  We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe these loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies are recorded as of April 30, 2013.
Recent accounting pronouncements.  During fiscal 2013, we adopted new accounting guidance for the presentation of comprehensive income and for testing goodwill and other indefinite-lived intangible assets for impairment. Our adoption of the new accounting guidance had no material impact on our financial statements.
New guidance for disclosures about offsetting assets and liabilities and for reporting amounts reclassified out of accumulated other comprehensive income will become effective for us during fiscal 2014. We do not expect our adoption of this guidance to have a material impact on our financial statements.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk
OUR MARKET RISKS
We are exposed to market risks arising from adverse changes in (a) foreign exchange rates, (b) commodity prices affecting the cost of our raw materials and energy, and (c) interest rates. We try to manage risk responsibly through a variety of strategies, including production initiatives and hedging strategies. Our foreign currency hedging contracts are subject to changes in exchange rates, our commodity forward purchase contracts are subject to changes in commodity prices, and some of our debt obligations are subject to changes in interest rates. We discuss these exposures below and also provide a sensitivity analysis as to the effect the changes could have on our results of operations. Please refer to Notes 8 and 10 for additional information.
Please see Note 4 to our consolidated financial statements for details on our grape and agave purchase obligations, which are exposed to commodity price risk, and “Critical Accounting Estimates” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of our pension and other postretirement plans’ exposure to interest rate risks. Also, please see Item 1A. Risk Factors for details on how economic conditions affecting market risks also affect the demand for and pricing of our products and how we are affected by fluctuations in foreign currency exchange rates.
Foreign Exchange.  The more we expand our business outside the United States, the more our financial results will be exposed to exchange rate fluctuations. This exposure includes sales of our brands in currencies other than the dollar and the cost of goods, services, and manpower we purchase in currencies other than the dollar. Because we sell more in local currencies than we purchase, we have a net exposure to changes in the dollar’s value. To buffer these exchange rate fluctuations, we regularly hedge a portion of our foreign currency exposure. But over the long term, our reported financial results will generally be hurt by a stronger dollar and helped by a weaker dollar.
We estimate that our foreign currency revenue for our largest exposures will exceed our foreign currency expenses by approximately $660 million in fiscal 2014. Foreign exchange rates also affect the carrying value of our foreign-currency-denominated assets and liabilities.
If we did not hedge these foreign currency exposures, our results of operations and financial position would improve when the dollar weakens against foreign currencies and decline when the dollar strengthens against them. But we routinely use foreign currency forward and option contracts to hedge our transactional foreign exchange risk and, in some circumstances, our net asset exposure. If these contracts remain effective, we will not recognize any unrealized gains or losses until we either recognize the underlying hedged transactions in earnings or convert the underlying hedged net asset exposures. At April 30, 2013, our total foreign currency hedges had a notional value of $686 million, with a maximum term outstanding of 24 months, and a net unrealized gain of $1 million.
As of April 30, 2013, we hedged approximately 60% of our total transactional exposure to foreign exchange fluctuations in 2014 for our major currencies by entering into foreign currency forward and option contracts. Considering these hedges, we estimate that a 10% increase in the average value of the dollar in 2014 relative to the fiscal 2013 effective exchange rates for our significant currency exposures would reduce our fiscal 2014 operating income by approximately $27 million. Conversely, a 10% decline in the value of the dollar relative to fiscal 2013 effective rates would increase our fiscal 2014 operating income by approximately $27 million.
Commodity Prices.  Commodity prices are affected by weather, supply and demand, and other geopolitical and economic variables. To reduce price volatility, we use deliverable contracts for corn (in which we take physical delivery of the corn underlying each contract), rather than futures contracts and options. We expect to mitigate the effect of some of the increases in our raw material costs throughout ongoing production and cost saving initiatives, and targeted increases in prices for our brands.
Interest Rates.  Our cash and cash equivalents ($204 as of April 30, 2013) and variable-rate debt ($5 as of April 30, 2013) are exposed to the risk of changes in interest rates. Based on the April 30, 2013, net balance of these items, a 1% point decrease in interest rates would result in $2 million less net interest income.

Item 8.     Financial Statements and Supplementary Data
BROWN-FORMAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)

Year Ended April 30,	2011	2012	2013
Net sales	$3,404	$3,614	$3,784
Excise taxes	818	891	935
Cost of sales	862	928	894
Gross profit	1,724	1,795	1,955
Advertising expenses	366	395	408
Selling, general, and administrative expenses	574	610	650
Amortization expense	5	3	—
Other (income) expense, net	(76)	(1)	(1)
Operating income	855	788	898
Interest income	3	3	3
Interest expense	29	31	36
Income before income taxes	829	760	865
Income taxes	257	247	274
Net income	$572	$513	$591
Earnings per share:
Basic	$2.61	$2.39	$2.77
Diluted	$2.60	$2.37	$2.75

The accompanying notes are an integral part of the consolidated financial statements.

BROWN-FORMAN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

Year Ended April 30,	2011	2012	2013
Net income	$572	$513	$591
Other comprehensive income (loss), net of tax (cost) benefit:
Foreign currency translation adjustment, net of tax of $(9), $7, and $1 in 2011, 2012, and 2013, respectively	37	(55)	17
Amounts related to postretirement benefit plans:
Net actuarial gain (loss) and prior service cost, net of tax of $(9), $42, and $16 in 2011, 2012, and 2013, respectively	13	(67)	(16)
Reclassification to earnings, net of tax of $(8), $(8), and $(15) in 2011, 2012, and 2013, respectively	12	12	15
Amounts related to cash flow hedges:
Net (loss) gain on hedging instruments, net of tax of $10, $(3), and $(4) in 2011, 2012, and 2013, respectively	(17)	6	3
Reclassification to earnings, net of tax of $(3) in 2012 and $1 in 2013	—	5	—
Net other comprehensive income (loss)	45	(99)	19
Comprehensive income	$617	$414	$610

The accompanying notes are an integral part of the consolidated financial statements.

BROWN-FORMAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

April 30,	2012	2013
ASSETS
Cash and cash equivalents	$338	$204
Accounts receivable, less allowance for doubtful accounts of $9 in 2012 and $9 in 2013	475	548
Inventories:
Barreled whiskey	388	456
Finished goods	159	177
Work in process	115	137
Raw materials and supplies	50	57
Total inventories	712	827
Current deferred tax assets	36	29
Other current assets	188	213
Total current assets	1,749	1,821
Property, plant, and equipment, net	399	450
Goodwill	617	617
Other intangible assets	668	668
Deferred tax assets	6	14
Other assets	38	56
Total assets	$3,477	$3,626
LIABILITIES
Accounts payable and accrued expenses	$386	$451
Accrued income taxes	10	10
Current deferred tax liabilities	1	7
Short-term borrowings	4	3
Current portion of long-term debt	3	2
Total current liabilities	404	473
Long-term debt, less unamortized discount of $1 in 2012 and $3 in 2013	503	997
Deferred tax liabilities	158	180
Accrued pension and other postretirement benefits	278	280
Other liabilities	65	68
Total liabilities	1,408	1,998
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock:
Class A, voting, $0.15 par value (57,000,000 and 85,000,000 shares authorized in 2012 and 2013, respectively; 56,964,000 and 85,000,000 shares issued in 2012 and 2013, respectively)	9	13
Class B, nonvoting, $0.15 par value (100,000,000 and 400,000,000 shares authorized in 2012 and 2013, respectively; 99,363,000 and 142,313,000 shares issued in 2012 and 2013, respectively)	15	21
Additional paid-in capital	49	71
Retained earnings	3,031	2,500
Accumulated other comprehensive (loss) income, net of tax:
Pension and other postretirement benefits adjustment	(220)	(221)
Cumulative translation adjustment	(7)	10
Unrealized loss on cash flow hedge contracts	(3)	—
Treasury stock, at cost (14,253,000 and 13,606,000 shares in 2012 and 2013, respectively)	(805)	(766)
Total stockholders’ equity	2,069	1,628
Total liabilities and stockholders’ equity	$3,477	$3,626
The accompanying notes are an integral part of the consolidated financial statements.

BROWN-FORMAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

Year Ended April 30,	2011	2012	2013
Cash flows from operating activities:
Net income	$572	$513	$591
Adjustments to reconcile net income to net cash provided by operations:
Gain on sale of business	(38)	—	—
Depreciation and amortization	56	49	51
Stock-based compensation expense	9	9	11
Deferred income taxes	27	53	26
Other, net	(2)	1	2
Changes in assets and liabilities, excluding the effects of sale of business:
Accounts receivable	(57)	2	(65)
Inventories	(42)	(88)	(105)
Other current assets	(2)	19	(22)
Accounts payable and accrued expenses	21	19	58
Accrued income taxes	7	(13)	17
Noncurrent assets and liabilities	(24)	(48)	(27)
Cash provided by operating activities	527	516	537
Cash flows from investing activities:
Proceeds from sale of business	234	—	—
Additions to property, plant, and equipment	(39)	(58)	(95)
Proceeds from sale of property, plant, and equipment	12	—	—
Acquisition of brand names and trademarks	(1)	(7)	(1)
Computer software expenditures	(3)	(3)	(1)
Cash provided by (used for) investing activities	203	(68)	(97)
Cash flows from financing activities:
Net change in short-term borrowings	(188)	4	(1)
Repayment of long-term debt	(3)	(252)	(253)
Proceeds from long-term debt	248	—	747
Debt issuance costs	(2)	—	(7)
Net payments related to exercise of stock-based awards	(7)	(10)	(16)
Excess tax benefits from stock-based awards	8	8	17
Acquisition of treasury stock	(136)	(220)	—
Dividends paid	(326)	(192)	(1,063)
Cash used for financing activities	(406)	(662)	(576)
Effect of exchange rate changes on cash and cash equivalents	11	(15)	2
Net increase (decrease) in cash and cash equivalents	335	(229)	(134)
Cash and cash equivalents, beginning of period	232	567	338
Cash and cash equivalents, end of period	$567	$338	$204
Supplemental disclosure of cash paid for:
Interest	$26	$33	$32
Income taxes	$203	$203	$252

The accompanying notes are an integral part of the consolidated financial statements.

BROWN-FORMAN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in millions, except per share amounts)

Year Ended April 30,	2011		2012	2013
Class A Common Stock:
Balance at beginning of year	$9		$9	$9
Stock split	—		—	4
Balance at end of year	9		9	13
Class B Common Stock:
Balance at beginning of year	15		15	15
Stock split	—		—	6
Balance at end of year	15		15	21
Additional Paid-in Capital:
Balance at beginning of year	59		55	49
Stock-based compensation expense	9		9	11
Loss on issuance of treasury stock issued under compensation plans	(21)		(23)	(6)
Excess tax benefits from stock-based awards	8		8	17
Balance at end of year	55		49	71
Retained Earnings:
Balance at beginning of year	2,464		2,710	3,031
Stock split	—		—	(18)
Net income	572		513	591
Cash dividends ($1.49, $0.89, and $4.98 per share in 2011, 2012, and 2013, respectively)	(326)		(192)	(1,063)
Loss on issuance of treasury stock issued under compensation plans	—	—	—	(41)
Balance at end of year	2,710		3,031	2,500
Accumulated Other Comprehensive (Loss) Income, Net of Tax:
Balance at beginning of year	(176)		(131)	(230)
Net other comprehensive (loss) income	45		(99)	19
Balance at end of year	(131)		(230)	(211)
Treasury Stock, at Cost:
Balance at beginning of year	(476)		(598)	(805)
Stock split	—		—	8
Acquisition of treasury stock	(136)		(220)	—
Stock issued under compensation plans	14		13	31
Balance at end of year	(598)		(805)	(766)
Total Stockholders’ Equity	$2,060		$2,069	$1,628
Class A Common Shares Outstanding (in thousands):
Balance at beginning of year	56,601		56,561	56,251
Stock split	—		—	28,149
Acquisition of treasury stock	(40)		(310)	—
Stock issued under compensation plans	—		—	46
Balance at end of year	56,561		56,251	84,446
Class B Common Shares Outstanding (in thousands):
Balance at beginning of year	90,362		88,429	85,823
Stock split	—		—	42,951
Acquisition of treasury stock	(2,200)		(2,851)	—
Stock issued under compensation plans	267		245	487
Balance at end of year	88,429		85,823	129,261
Total Common Shares Outstanding (in thousands)	144,990		142,074	213,707
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
Inventories.  We state inventories at the lower of cost or market, with approximately 58% of consolidated inventories being valued using the last-in, first-out (LIFO) method. We value the remainder primarily using the first-in, first-out (FIFO) method. FIFO cost approximates current replacement cost. If we had used the FIFO method for all inventories, they would have been $213 and $209 higher than reported at April 30, 2012 and 2013, respectively.
Because we age most of our whiskeys in barrels for three to six years, we bottle and sell only a portion of our whiskey inventory each year. Following industry practice, we classify all barreled whiskey as a current asset. We include warehousing, insurance, ad valorem taxes, and other carrying charges applicable to barreled whiskey in inventory costs.
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

Revenue recognition.  We recognize revenue when title and risk of loss pass to the customer, typically when the product is shipped. Some sales contracts contain customer acceptance provisions that grant a right of return on the basis of either subjective or objective criteria. We record revenue net of estimated sales returns, allowances, and discounts.
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
Income taxes.  We base our annual provision for income taxes on the pre-tax income reflected in our consolidated statement of operations. We establish deferred tax liabilities or assets for temporary differences between financial and tax reporting bases and subsequently adjust them to reflect changes in tax rates expected to be in effect when the temporary differences reverse. We record a valuation allowance as necessary to reduce a deferred tax to the amount that we believe is more likely than not to be realized. We do not provide deferred income taxes on undistributed earnings of foreign subsidiaries that we expect to permanently reinvest.
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
Some of the stock-based awards have non-forfeitable rights to dividends declared on common stock. As a result, those awards are considered participating securities in the calculation of earnings per share.
The following table presents information concerning basic and diluted earnings per share:

	2011	2012	2013
Basic and diluted net income	$572	$513	$591
Income allocated to participating securities	(1)	—	—
Net income available to common stockholders	$571	$513	$591

Share data (in thousands):
Basic average common shares outstanding	218,405	214,529	213,369
Dilutive effect of stock-based awards	1,365	1,554	1,617
Diluted average common shares outstanding	219,770	216,083	214,986

Basic earnings per share	$2.61	$2.39	$2.77
Diluted earnings per share	$2.60	$2.37	$2.75
We excluded common stock-based awards for approximately 595,000 shares, 436,000 shares, and 398,000 shares from the calculation of diluted earnings per share for 2011, 2012, and 2013, respectively, because they were not dilutive for those periods under the treasury stock method.

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
Recent accounting pronouncements.  During fiscal 2013, we adopted new accounting guidance for the presentation of comprehensive income and for testing goodwill and other indefinite-lived intangible assets for impairment. Our adoption of the new accounting guidance had no material impact on our financial statements.
New guidance for disclosures about offsetting assets and liabilities and for reporting amounts reclassified out of accumulated other comprehensive income will become effective for us during fiscal 2014. We do not expect our adoption of this guidance to have a material impact on our financial statements.
2. BALANCE SHEET INFORMATION
Supplemental information on our year-end balance sheets is as follows:

April 30,	2012	2013
Other current assets:
Prepaid taxes	$120	$123
Other	68	90
	$188	$213
Property, plant, and equipment:
Land	$70	$70
Buildings	330	351
Equipment	454	487
Construction in process	21	48
	875	956
Less accumulated depreciation	476	506
	$399	$450
Accounts payable and accrued expenses:
Accounts payable, trade	$120	$133
Accrued expenses:
Advertising and promotion	64	85
Compensation and commissions	87	106
Excise and other non-income taxes	58	65
Self-insurance losses	10	11
Postretirement benefits	6	6
Interest	5	9
Other	36	36
	266	318
	$386	$451

3. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the changes in the amounts recorded as goodwill (which includes no accumulated impairment losses) over the past two years:

Balance as of April 30, 2011	$625
Foreign currency translation adjustment	(8)
Balance as of April 30, 2012	617
Foreign currency translation adjustment	—
Balance as of April 30, 2013	$617
As of April 30, 2012 and 2013, our other intangible assets consisted of trademarks and brand names, all with indefinite useful lives.
Amortization expense related to finite-lived intangible assets (which expired during 2012) was $5 in 2011 and $3 in 2012.
4. COMMITMENTS
We made rental payments for real estate, vehicles, and office, computer, and manufacturing equipment under operating leases of $22, $22, and $22 during 2011, 2012, and 2013, respectively. We have commitments related to minimum lease payments of $17 in 2014, $11 in 2015, $7 in 2016, $6 in 2017, $1 in 2018, and $1 after 2018.
We have contracted with various growers and wineries to supply some of our future grape and bulk wine requirements. Many of these contracts call for prices to be adjusted annually up or down, according to market conditions. Some contracts set a fixed purchase price that might be higher or lower than prevailing market price. We have total purchase obligations related to both types of contracts of $6 in 2014, $3 in 2015, $2 in 2016, $2 in 2017, $0 in 2018, and $1 after 2018.
We also have contracts for the purchase of agave, which is used to produce tequila. These contracts provide for prices to be determined based on market conditions at the time of harvest, which, although not specified, is expected to occur over the next 10 years. As of April 30, 2013, based on current market prices, obligations under these contracts totaled $8.
5. CONTINGENCIES
We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe these loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies are recorded as of April 30, 2013.
6. CREDIT FACILITIES
We have a committed revolving credit agreement with various U.S. and international banks for $800 that expires in November 2017. Its most restrictive quantitative covenant requires that our consolidated EBITDA (as defined in the agreement) to consolidated interest expense not be less than a ratio of 3 to 1. At April 30, 2013, we were well within this covenant’s parameters and had no borrowing outstanding under this facility.

7. DEBT
Our long-term debt (net of unamortized discount) consisted of:

April 30,	2012	2013
5.00% notes, due in fiscal 2014	$251	$—
2.50% notes, due in fiscal 2016	249	249
1.00% notes, due in fiscal 2018	—	249
2.25% notes, due in fiscal 2023	—	249
3.75% notes, due in fiscal 2043	—	250
Other	6	2
	506	999
Less current portion	3	2
	$503	$997
Debt payments required over the next five fiscal years consist of $2 in 2014, $0 in 2015, $250 in 2016, $0 in 2017, $250 in 2018, and $500 after 2018.
On February 25, 2013, we redeemed, in full, our 5.00% notes due in fiscal 2014 by exercising a “make whole” call provision of the notes. In connection with the redemption, we incurred costs of $9, which is reflected as interest expense in the accompanying consolidated statement of operations.
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

•	Level 3 – Unobservable inputs that are supported by little or no market activity.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
April 30, 2012:
Assets:
Currency derivatives	$—	$1	$—	$1
Interest rate swaps	—	2	—	2
Liabilities:
Commodity derivatives	1	—	—	1
Currency derivatives	—	7	—	7
Short-term borrowings	—	4	—	4
Current portion of long-term debt	—	3	—	3
Long-term debt	—	534	—	534
April 30, 2013:
Assets:
Currency derivatives	—	5	—	5
Liabilities:
Currency derivatives	—	4	—	4
Short-term borrowings	—	3	—	3
Current portion of long-term debt	—	2	—	2
Long-term debt	—	1,011	—	1,011
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
The fair value of short-term borrowings approximates the carrying value. We determine the fair value of long-term debt primarily based on the prices at which similar debt has recently traded in the market and also considering the overall market conditions on the date of valuation.
We measure some assets and liabilities at fair value on a nonrecurring basis. That is, we do not measure them at fair value on an ongoing basis, but we do adjust them to fair value in some circumstances (for example, when we determine that an asset is impaired). The fair values of assets and liabilities measured at fair value on a nonrecurring basis during the periods presented in these financial statements were not material as of April 30, 2013.
9. FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair values of cash, cash equivalents, and short-term borrowings approximate the carrying amounts due to the short maturities of these instruments. We determine the fair values of derivative financial instruments and long-term debt as discussed in Note 8.

Below is a comparison of the fair values and carrying amounts of these instruments:

	2012		2013
April 30,	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$338	$338	$204	$204
Commodity derivatives	—	—	—	—
Currency derivatives	1	1	5	5
Interest rate swaps	2	2	—	—
Liabilities:
Commodity derivatives	1	1	—	—
Currency derivatives	7	7	4	4
Short-term borrowings	4	4	3	3
Current portion of long-term debt	3	3	2	2
Long-term debt	503	534	997	1,011
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
We had outstanding currency derivatives, related primarily to our euro, British pound, and Australian dollar exposures, with notional amounts totaling $510 and $686 at April 30, 2012 and 2013, respectively.
Prior to July 31, 2012, we utilized exchange-traded futures and options contracts to mitigate our exposure to corn price volatility. Because we did not designate these contracts as hedges for accounting purposes, we immediately recognized changes in their fair value in earnings. We had outstanding exchange-traded futures and options contracts on approximately two million bushels of corn as of April 30, 2012. Effective July 31, 2012, we instead use forward purchase contracts with suppliers to protect against corn price volatility. We expect to physically take delivery of the corn underlying each contract and use it for production over a reasonable period of time. Accordingly, we account for these contracts as normal purchases rather than derivative instruments.
From time to time, we manage our interest rate risk with swap contracts. We had fixed-to-floating interest rate swaps with total notional values of $125 outstanding as of April 30, 2012, with maturities matching those of our bonds. These swaps were designated as fair value hedges. The change in fair value of the swaps not related to accrued interest was offset by a corresponding adjustment to the carrying values of the bonds. No such swaps were outstanding at April 30, 2013.

The following table presents the fair values of our derivative instruments as of April 30, 2012 and 2013. The fair values are presented below on a gross basis, while the fair values of those instruments that are subject to master settlement arrangements are presented on a net basis in the accompanying consolidated balance sheets, in conformity with GAAP.

	Classification	Fair Value of Derivatives in a Gain Position	Fair Value of Derivatives in a Loss Position
April 30, 2012:
Designated as cash flow hedges:
Currency derivatives	Other assets	$1	$—
Currency derivatives	Accrued expenses	2	(7)
Currency derivatives	Other liabilities	—	(2)
Designated as fair value hedges:
Interest rate swaps	Other assets	2	—
Not designated as hedges:
Commodity derivatives	Accrued expenses	—	(1)
April 30, 2013:
Designated as cash flow hedges:
Currency derivatives	Other current assets	6	(2)
Currency derivatives	Other assets	2	—
Currency derivatives	Accrued expenses	2	(5)
Currency derivatives	Other liabilities	—	(1)
Not designated as hedges:
Currency derivatives	Accrued expenses	—	(1)

The following table presents the amounts affecting our consolidated statements of operations in 2012 and 2013:

	Classification	2012	2013
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$9	$7
Net gain (loss) reclassified from AOCI into income	Net sales	(8)	1
Interest rate swaps designated as fair value hedges:
Net gain (loss) recognized in income	Interest expense	3	2
Net gain (loss) recognized in income	Other income	(1)	—
Derivatives not designated as hedging instruments:
Currency derivatives — net gain (loss) recognized in income	Net sales	9	—
Currency derivatives — net gain (loss) recognized in income	Other income	(2)	(2)
Commodity derivatives — net gain (loss) recognized in income	Cost of sales	(3)	4

We expect to reclassify $1 of deferred net losses recorded in AOCI as of April 30, 2013, to earnings during fiscal 2014. This reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur. The maximum term of outstanding derivative contracts was 24 months at both April 30, 2012 and 2013.
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
Some of our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. The aggregate fair value of all derivatives with creditworthiness requirements that were in a net liability position was $4 and $2 at April 30, 2012 and 2013, respectively.

11. PENSION AND OTHER POSTRETIREMENT BENEFITS
We sponsor various defined benefit pension plans as well as postretirement plans providing retiree health care and retiree life insurance benefits. Below, we discuss our obligations related to these plans, the assets dedicated to meeting the obligations, and the amounts we recognized in our financial statements as a result of sponsoring these plans.

Obligations.  We provide eligible employees with pension and other postretirement benefits based on factors such as years of service and compensation level during employment. The pension obligation shown below (“projected benefit obligation”) consists of: (a) benefits earned by employees to date based on current salary levels (“accumulated benefit obligation”); and (b) benefits to be received by employees as a result of expected future salary increases. (The obligation for medical and life insurance benefits is not affected by future salary increases.) The following table shows how the present value of our obligation changed during each of the last two years.

	Pension Benefits		Medical and Life Insurance Benefits
	2012	2013	2012	2013
Obligation at beginning of year	$613	$727	$56	$62
Service cost	16	20	2	2
Interest cost	34	35	3	3
Net actuarial loss (gain)	89	45	4	10
Plan amendments	1	4	—	—
Retiree contributions	—	—	2	2
Benefits paid	(26)	(48)	(5)	(5)
Obligation at end of year	$727	$783	$62	$74
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
As shown in the previous table, the change in the value of our pension and other postretirement benefit obligations also includes the effect of benefit payments and retiree contributions. Expected benefit payments (net of retiree contributions) over the next 10 years are as follows:

	Pension Benefits	Medical and Life Insurance Benefits
2014	$44	$3
2015	44	3
2016	45	3
2017	47	3
2018	49	4
2019 — 2023	265	20

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
Asset allocation is the most important method for achieving our investment goals and is based on our assessment of the plans’ long-term return objectives and the appropriate balances needed for liquidity, stability, and diversification. The following table shows the fair value of pension plan assets by category, as well as the actual and target allocations, as of April 30, 2012 and 2013. (Fair value levels are defined in Note 8.)

					Allocation by Asset Class
	Level 1	Level 2	Level 3	Total	Actual	Target
April 30, 2012:
Commingled trust funds(a):
Equity funds	$—	$239	$—	$239	47%	47%
Fixed income funds	—	183	—	183	36%	35%
Real estate funds	—	19	26	45	9%	8%
Total commingled trust funds	—	441	26	467	92%	90%
Hedge funds(b)	—	—	24	24	5%	5%
Private equity(c)	—	—	17	17	3%	5%
Total	$—	$441	$67	$508	100%	100%
April 30, 2013:
Commingled trust funds:
Equity funds	$—	$279	$—	$279	49%	47%
Fixed income funds	—	199	—	199	35%	35%
Real estate funds	—	20	28	48	8%	8%
Total commingled trust funds	—	498	28	526	92%	90%
Hedge funds	—	—	26	26	4%	5%
Private equity	—	—	21	21	4%	5%
Total	$—	$498	$75	$573	100%	100%

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

(c)
As of April 30, 2012 and 2013, consists only of limited partnership interests, which are valued at the percentage ownership of total partnership equity as determined by the general partner. These valuations require significant judgment due to the absence of quoted market prices, the inherent lack of liquidity, and the long-term nature of these investments.

The following table shows how the fair value of the Level 3 assets changed during each of the last two years.

	Real Estate Funds	Hedge Funds	Private Equity	Total
Balance as of May 1, 2011	$9	$24	$16	$49
Return on assets held at end of year	3	(1)	—	2
Return on assets sold during year	—	1	—	1
Purchases and settlements	14	—	3	17
Sales and settlements	—	—	(2)	(2)
Balance as of April 30, 2012	26	24	17	67
Return on assets held at end of year	2	2	2	6
Purchases and settlements	—	—	4	4
Sales and settlements	—	—	(2)	(2)
Balance as of April 30, 2013	$28	$26	$21	$75
The following table shows how the total fair value of all pension plan assets changed during each of the last two years. (We do not have assets set aside for postretirement medical or life insurance benefits.)

	Pension Benefits		Medical and Life Insurance Benefits
	2012	2013	2012	2013
Fair value at beginning of year	$467	$508	$—	$—
Actual return on plan assets	27	68	—	—
Retiree contributions	—	—	2	2
Company contributions	40	45	3	3
Benefits paid	(26)	(48)	(5)	(5)
Fair value at end of year	$508	$573	$—	$—
We currently expect to contribute $34 to our pension plans and $3 to our postretirement medical and life insurance benefit plans during 2014.
Funded status.  The funded status of a plan refers to the difference between its assets and its obligations. The following table shows the funded status of our plans.

	Pension Benefits		Medical and Life Insurance Benefits
	2012	2013	2012	2013
Assets	$508	$573	$—	$—
Obligations	(727)	(783)	(62)	(74)
Funded status	$(219)	$(210)	$(62)	$(74)

The funded status is recorded on the accompanying consolidated balance sheets as follows:

	Pension Benefits		Medical and Life Insurance Benefits
	2012	2013	2012	2013
Other assets	$3	$2	$—	$—
Accounts payable and accrued expenses	(3)	(3)	(3)	(3)
Accrued postretirement benefits	(219)	(209)	(59)	(71)
Net liability	$(219)	$(210)	$(62)	$(74)
Accumulated other comprehensive loss:
Net actuarial loss (gain)	$346	$336	$1	$11
Prior service cost	4	7	6	5
	$350	$343	$7	$16
The following table compares our pension plans that have assets in excess of their accumulated benefit obligations with those whose assets are less than their obligations. (As discussed above, we have no assets set aside for postretirement medical or life insurance benefits.)

	Plan Assets		Accumulated Benefit Obligation		Projected Benefit Obligation
	2012	2013	2012	2013	2012	2013
Plans with assets in excess of accumulated benefit obligation	$49	$52	$45	$48	$46	$50
Plans with accumulated benefit obligation in excess of assets	459	521	598	647	681	733
Total	$508	$573	$643	$695	$727	$783
Pension expense.  The following table shows the components of the pension expense recognized during each of the last three years. The amount for each year includes amortization of the prior service cost and net actuarial loss included in accumulated other comprehensive loss as of the beginning of the year.

	Pension Benefits
	2011	2012	2013
Service cost	$16	$16	$20
Interest cost	33	34	35
Special termination benefits	1	—	—
Expected return on plan assets	(36)	(40)	(41)
Amortization of:
Prior service cost	1	1	1
Net actuarial loss	18	19	28
Net expense	$33	$30	$43
The prior service cost represents the cost of retroactive benefits granted in plan amendments and is amortized on a straight-line basis over the average remaining service period of the employees expected to receive the benefits. The net actuarial loss results from experience different from that assumed or from a change in actuarial assumptions (including the difference between actual and expected return on plan assets), and is amortized over at least that same period. The estimated amount of prior service cost and net actuarial loss that will be amortized from accumulated other comprehensive loss into pension expense in 2014 is $1 and $31, respectively.

Other postretirement benefit expense.  The following table shows the components of the postretirement medical and life insurance benefit expense that we recognized during each of the last three years.

	Medical and Life Insurance Benefits
	2011	2012	2013
Service cost	$1	$2	$2
Interest cost	3	3	3
Amortization of prior service cost	—	—	1
Net expense	$4	$5	$6
Other comprehensive (income) loss.  Changes in the funded status of our benefit plans that are not recognized in net income (as pension and other postretirement benefit expense) are instead recognized in other comprehensive (income) loss. Other comprehensive (income) loss is also adjusted to reflect the amortization of the prior service cost and net actuarial gain or loss, which is a component of net pension and other postretirement benefit expense, from accumulated other comprehensive (income) loss to net income. The following table shows the amounts recognized in other comprehensive (income) loss during each of the last three years:

	Pension Benefits			Medical and Life Insurance Benefits
	2011	2012	2013	2011	2012	2013
Prior service cost	$—	$1	$4	$5	$—	$—
Actuarial (gain) loss	(18)	102	18	(10)	4	10
Amortization reclassified to net income:
Prior service cost	(1)	(1)	(1)	—	—	(1)
Net actuarial loss	(18)	(19)	(28)	—	—	—
Net amount recognized in other comprehensive (income) loss	$(37)	$83	$(7)	$(5)	$4	$9
Assumptions and sensitivity.  We use various assumptions to determine the obligations and expense related to our pension and other postretirement benefit plans. The assumptions used in computing benefit plan obligations as of the end of the last two years were as follows:

	Pension Benefits		Medical and Life Insurance Benefits
	2012	2013	2012	2013
Discount rate	4.92%	4.08%	4.84%	4.36%
Rate of salary increase	4.00%	4.00%	n/a	n/a

Here are the assumptions we used in computing benefit plan expense during each of the last three years:

	Pension Benefits			Medical and Life Insurance Benefits
	2011	2012	2013	2011	2012	2013
Discount rate	5.91%	5.67%	4.92%	5.78%	5.59%	4.84%
Rate of salary increase	4.00%	4.00%	4.00%	n/a	n/a	n/a
Expected return on plan assets	8.50%	8.25%	7.75%	n/a	n/a	n/a
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
The assumed health care cost trend rates as of the end of the last two years were as follows:

	Medical and Life Insurance Benefits
	2012	2013
Health care cost trend rate assumed for next year:
Present rate before age 65	8.0%	8.0%
Present rate age 65 and after	8.0%	7.0%
We project health care cost trend rates to decline gradually to 5.0% by 2021 and to remain level after that. Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical plans. A 1% increase in assumed health care cost trend rates would have increased the accumulated postretirement benefit obligation as of April 30, 2013, by $11 and the aggregate service and interest costs for 2013 by $1. A 1% decrease in assumed health care cost trend rates would have decreased the accumulated postretirement benefit obligation as of April 30, 2013, by $9 and the aggregate service and interest costs for 2013 by $1.
Savings plans.  We also sponsor various defined contribution benefit plans that in total cover substantially all U.S. employees. Employees can make voluntary contributions in accordance with their respective plans, which include a 401(k) tax deferral option. We match a percentage of each employee’s contributions in accordance with the plans’ terms. We expensed $9, $8, and $9 for matching contributions during 2011, 2012, and 2013, respectively.
International plans.  The information presented above for defined benefit plans and defined contribution benefit plans reflects amounts for U.S. plans only. Information about similar international plans is not presented due to immateriality.
12. STOCK-BASED COMPENSATION
The Brown-Forman 2004 Omnibus Compensation Plan is our incentive compensation plan, which is designed to reward its participants (including our eligible officers, employees, and non-employee directors) for company performance. Under the Plan, we can grant stock-based incentive awards for up to 11,150,000 shares of common stock to eligible participants until July 22, 2014. As of April 30, 2013, awards for 6,016,000 shares remain available for issuance under the Plan. We try to limit the source of shares delivered to participants under the Plan to treasury shares that we purchase from time to time on the open market, in private transactions, or otherwise.
The following table presents information about stock options and stock-settled stock appreciation rights (SSARs) granted under the Plan as of April 30, 2013, and for the year then ended:

	Number of Underlying Shares (in thousands)	Weighted Average Exercise Price per Award	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at May 1, 2012	5,446	$31.97
Granted	544	58.70
Exercised	(1,367)	24.56
Forfeited or expired	(36)	48.84
Outstanding at April 30, 2013	4,587	$37.22	5.1	$152
Exercisable at April 30, 2013	2,831	$30.98	3.6	$111
The total intrinsic value of options and SSARs exercised during 2011, 2012, and 2013 was $25, $29 and $52, respectively.

We grant stock options and SSARs at an exercise price equal to the market price of the underlying stock on the grant date. Stock options and SSARs become exercisable after 3 years from the first day of the fiscal year of grant and expire 7 years after that date. The grant-date fair values of these awards granted during 2011, 2012, and 2013 were $7.94, $9.40, and $10.70 per award, respectively. We estimated the fair values using the Black-Scholes pricing model with the following assumptions:

	2011	2012	2013
Risk-free interest rate	2.1%	1.9%	0.9%
Expected volatility	23.7%	23.6%	22.9%
Expected dividend yield	1.9%	1.9%	1.9%
Expected term (years)	6	6	6.5
We have also granted restricted stock units (RSUs), deferred stock units (DSUs), and shares of performance-based restricted stock (PBRS) under the Plan. Approximately 314,000 shares underlying these awards, with a weighted-average remaining vesting period of 1.6 years, were nonvested at April 30, 2013. The following table summarizes the changes in the number of shares underlying these awards during 2013:

	Number of Underlying Shares (in thousands)	Weighted Average Fair Value at Grant Date
Nonvested at May 1, 2012	295	$38.25
Granted	85	63.15
Adjusted for dividends or performance	12	42.86
Vested	(76)	32.51
Forfeited	(2)	56.70
Nonvested at April 30, 2013	314	$46.41
The total fair value of RSUs, restricted stock, and DSUs vested during 2011, 2012, and 2013 was $9, $2, and $5, respectively.
As previously announced, we paid a special cash dividend of $4.00 per common share in December 2012. According to the original terms of the Plan, awards outstanding on the ex-dividend date of the special dividend were adjusted to preserve the value of those awards. These adjustments are reflected retrospectively in the amounts presented above.
The accompanying consolidated statements of operations reflect compensation expense related to stock-based incentive awards on a pre-tax basis of $9 in 2011, $9 in 2012, and $11 in 2013, partially offset by deferred income tax benefits of $4 in 2011, $4 in 2012, and $4 in 2013. As of April 30, 2013, there was $9 of total unrecognized compensation cost related to non-vested stock-based compensation. That cost is expected to be recognized over a weighted-average period of 1.8 years.
13. SALE OF HOPLAND-BASED WINE BUSINESS
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

	2011	2012	2013
United States	$696	$660	$751
Foreign	133	100	114
	$829	$760	$865
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
Deferred tax assets and liabilities as of the end of each of the last two years were as follows:

	2012	2013
April 30,
Deferred tax assets:
Postretirement and other benefits	$127	$136
Accrued liabilities and other	24	26
Inventories	12	8
Loss and credit carryforwards	35	39
Valuation allowance	(24)	(25)
Total deferred tax assets, net	174	184
Deferred tax liabilities:
Intangible assets	(228)	(258)
Property, plant, and equipment	(49)	(50)
Other	(14)	(20)
Total deferred tax liabilities	(291)	(328)
Net deferred tax liability	$(117)	$(144)
The $25 valuation allowance at April 30, 2013, relates primarily to a $13 net operating loss in Brazil, which can be carried forward indefinitely, and an $8 non-trading loss carryforward generated by Brown-Forman Beverages Europe during fiscal 2009 in the U.K. Although the non-trading losses can be carried forward indefinitely, we know of no significant transactions that will let us use them. We reduced the valuation allowance related to this item in fiscal 2013, primarily by realizing non-recurring non-trading gains. The remaining valuation allowance relates primarily to other foreign net operating losses that expire between fiscal 2015 and 2022. We are currently unaware of any significant transactions that will allow us to utilize these losses.
As of April 30, 2013, the gross amounts of loss and credit carryforwards include a U.K. non-trading loss of $36 (no expiration); other foreign net operating losses of $75 ($18 of which expire in varying amounts between 2015 and 2022 and $57 of which do not expire); state net operating losses of $46 (expiring in varying amounts between 2026 and 2033); and foreign credit carryforwards of $6 (expiring between fiscal 2014 and 2017).
Deferred tax liabilities were not provided on undistributed earnings of foreign subsidiaries ($542 and $641 at April 30, 2012 and 2013, respectively) because we expect these undistributed earnings to be reinvested indefinitely overseas. If these amounts were not considered permanently reinvested, additional deferred tax liabilities of approximately $121 and $141 would have been provided as of April 30, 2012 and 2013, respectively.
Total income tax expense for a year includes the tax associated with the current tax return (“current tax expense”) and the change in the net deferred tax asset or liability (“deferred tax expense”). Our total income tax expense for each of the last three years was as follows:

	2011	2012	2013
Current:
U.S. federal	$171	$160	$197
Foreign	41	24	41
State and local	18	10	10
	230	194	248
Deferred:
U.S. federal	$46	$48	$23
Foreign	(1)	—	1
State and local	(18)	5	2
	27	53	26
	$257	$247	$274
Our consolidated effective tax rate usually differs from current statutory rates due to the recognition of amounts for events or transactions that have no tax consequences. The following table reconciles our effective tax rate to the federal statutory tax rate in the United States:

	Percent of Income Before Taxes
	2011	2012	2013
U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of U.S. federal tax benefit	1.1%	1.3%	1.0%
Income taxed at other than U.S. federal statutory rate	(1.6)%	(1.2)%	(1.4)%
Tax benefit from U.S. manufacturing	(2.2)%	(2.2)%	(2.1)%
Capital loss benefit	(2.7)%	—%	—%
Nondeductible goodwill on sale of wine business	2.1%	—%	—%
Other, net	(0.7)%	(0.4)%	(0.8)%
Effective rate	31.0%	32.5%	31.7%

During fiscal 2011, we recorded an adjustment to reverse $8 of income tax expense that was incorrectly recognized in prior periods. We believe the impact of this error and the cumulative out of period adjustment to correct the error is insignificant to our consolidated financial statements for that period and any prior periods.
At April 30, 2013, we had $11 of gross unrecognized tax benefits, $7 of which would reduce our effective income tax rate if recognized. A reconciliation of the beginning and ending unrecognized tax benefits follows:

	2011	2012	2013
Unrecognized tax benefits at beginning of year	$35	$40	$13
Additions for tax positions provided in prior periods	1	—	2
Additions for tax positions provided in current period	14	7	1
Decreases for tax positions provided in prior years	(4)	(5)	(1)
Settlements of tax positions in the current period	(5)	(27)	(3)
Lapse of statutes of limitations	(1)	(2)	(1)
Unrecognized tax benefits at end of year	$40	$13	$11
We record interest and penalties related to unrecognized tax benefits as a component of our income tax provision. Total gross interest and penalties of $11, $3 and $2 were accrued as of April 30, 2011, 2012 and 2013, respectively. The impact of interest and penalties on our effective tax rates for 2011, 2012 and 2013 was not material.
We file income tax returns in the United States, including several state and local jurisdictions, as well as in several other countries in which we conduct business. The major jurisdictions and their earliest fiscal years that are currently open for tax examinations are 2006 in the United States, 2009 in Ireland and Italy, 2008 in Australia and Poland, 2007 in Finland, 2003 in the U.K., and 2002 in Mexico. The audit of our fiscal 2011 U.S. federal tax return was concluded during the current fiscal year. In addition, we are participating in the Internal Revenue Service’s Compliance Assurance Program for our fiscal 2012 and 2013 tax years.

We believe it is reasonably possible that the gross unrecognized tax benefits may increase by approximately $1 in the next 12 months as a result of tax positions taken in the current period, net of decreases for tax positions in prior periods.
15. SUPPLEMENTAL INFORMATION
The following table presents net sales by product category:

	2011	2012	2013
Net sales:
Spirits	$3,102	$3,374	$3,613
Wine	302	240	171
	$3,404	$3,614	$3,784
The following table presents net sales by geography:

	2011	2012	2013
Net sales:
United States	$1,525	$1,522	$1,562
Europe	981	1,073	1,147
Australia	429	482	510
Other	469	537	565
	$3,404	$3,614	$3,784

Net sales are attributed to countries based on where customers are located.
The net book value of property, plant, and equipment located in Mexico was $55 and $54 as of April 30, 2012 and 2013, respectively. Other long-lived assets located outside the United States are not significant.
We have concluded that the company’s business constitutes a single operating segment.
16. CASH DIVIDENDS
We paid total cash dividends per share of $1.49, $0.89, and $4.98 during 2011, 2012, and 2013, respectively. Those amounts included special cash dividends per share of $0.67 in 2011 and $4.00 in 2013. The remaining amounts consisted of regular quarterly cash dividends.
17. STOCK SPLIT
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
As a result of the stock split, we reclassified approximately $10 from the Company’s retained earnings account to its common stock accounts during 2013. The $10 represents the $0.15 par value per share of the new shares issued in the stock split. Also, we adjusted retained earnings and treasury stock by approximately $8 to reflect the book value (at cost) of treasury shares issued in connection with the stock split.
Previously reported share and per share amounts have been restated in the accompanying financial statements and related notes to reflect the stock split.

Part II
QUARTERLY FINANCIAL INFORMATION
(Expressed in millions, except per share amounts)

	Fiscal 2012					Fiscal 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$840	$1,014	$959	$801	$3,614	$878	$1,014	$1,027	$866	$3,784
Gross profit	420	502	451	422	1,795	464	524	507	460	1,955
Net income	118	158	133	105	513	147	173	158	113	591
Basic EPS	0.54	0.73	0.63	0.49	2.39	0.69	0.81	0.74	0.53	2.77
Diluted EPS	0.54	0.73	0.62	0.49	2.37	0.69	0.80	0.73	0.52	2.75
Cash dividends per share:
Declared	0.43	—	0.47	—	0.89	0.47	—	4.51	—	4.98
Paid	0.21	0.21	0.23	0.23	0.89	0.23	0.23	4.26	0.26	4.98
Market price per share:
Class A high	49.43	50.47	54.35	56.97	56.97	63.82	69.20	68.50	74.41	74.41
Class A low	44.97	40.17	46.88	51.11	40.17	54.27	58.67	59.79	65.31	54.27
Class B high	51.50	51.71	55.69	58.17	58.17	65.33	67.91	71.00	71.99	71.99
Class B low	46.15	41.43	48.44	52.35	41.43	55.43	60.44	60.90	63.84	55.43

Notes:
Quarterly amounts may not add to amounts for the year due to rounding.
Per share amounts have been adjusted for a 3-for-2 stock split in August 2012.
Cash dividends per share include a special dividend of $4.00 per share paid in December 2012.

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
As of the end of our fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2013. The effectiveness of the Company’s internal control over financial reporting as of April 30, 2013, has been audited by PwC, as stated in their report that appears on page 62.

Dated:	June 27, 2013
		By:	/s/ Paul C. Varga
Paul C. Varga
Chief Executive Officer and Chairman of the Company

		By:	/s/ Donald C. Berg
Donald C. Berg
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
of Brown-Forman Corporation:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows, stockholders’ equity, and comprehensive income present fairly, in all material respects, the financial position of Brown-Forman Corporation and its subsidiaries (the “Company”) at April 30, 2013 and April 30, 2012, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control over Financial Reporting” appearing under Part II, Item 9A of this report on Form 10-K. Our responsibility is to express opinions on these financial statements, on this financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Louisville, KY
June 27, 2013

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures.  The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) of Brown-Forman (its principal executive and principal financial officers) have evaluated the effectiveness of the company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that the company’s disclosure controls and procedures: are effective to ensure that information required to be disclosed by the company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by the company in such reports is accumulated and communicated to the company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting.  There has been no change in the Company’s internal control over financial reporting during the quarter ended April 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm.  The report of management on our internal control over financial reporting as of April 30, 2013 and the report of our independent registered public accounting firm on our internal control over financial reporting are set forth in Part II, Item 8. “Financial Statements and Supplementary Data” in this report on Form 10-K.
Item 9B.    Other Information
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information on the Company’s Executive Officers is included under the caption “Employees and Executive Officers” in Part I of this Report on Form 10-K. For the other information required by this item, please see the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 25, 2013, which information is incorporated into this report by reference: (a) “Election of Directors” (for biographical information on directors and family relationships); (b) “Code of Conduct” (for information on our Code of Ethics); (c) “Section 16(a) Beneficial Ownership Reporting Compliance” (for information on compliance with Section 16 of the Exchange Act); (d) “Corporate Governance and Nominating Committee” (for information on the procedures by which security holders may recommend nominees to the Company’s Board of Directors); and (e) “Corporate Governance” (for information on our Audit Committee).
Item 11.    Executive Compensation
For the information required by this item, please refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 25, 2013, which information is incorporated into this report by reference: (a) “Executive Compensation;” (b) “Director Compensation;” and (c) “Compensation Committee Interlocks and Insider Participation.”
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
For the information required by this item, please refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 25, 2013, which information is incorporated into this report by reference: (a) “Stock Ownership;” and (b) “Equity Compensation Plan Information.”
Item 13.    Certain Relationships and Related Transactions, and Director Independence
For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 25, 2013, which information is incorporated into this report by reference: (a) “Certain Relationships and Related Transactions;” and (b) “Independent Directors.”

Item 14.    Principal Accountant Fees and Services
For the information required by this item, refer to the sections entitled “Fees Paid to Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policies and Procedures” of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 25, 2013, which information is incorporated into this report by reference.
PART IV

Item 15.    Exhibits and Financial Statement Schedules

		Page
(a)(1)	Financial Statements
	The following documents are included in Item 8 of this report:
	Consolidated Statements of Operations	37
	Consolidated Balance Sheets	39
	Consolidated Statements of Cash Flows	40
	Consolidated Statements of Stockholders’ Equity	41
	Consolidated Statements of Comprehensive Income	38
	Notes to Consolidated Financial Statements	42
	Report of Independent Registered Public Accounting Firm	62
(a)(2)	Financial Statement Schedule:
	Schedule II — Valuation and Qualifying Accounts	70
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted either because they are not required under the related instructions, because the information required is included in the consolidated financial statements and notes thereto, or because they are not applicable.
(a)(3) Exhibits:
The following documents are filed with this Report:

Exhibit Index
12	Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
23	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (not considered to be filed).

The following documents have been previously filed:

Exhibit Index
3.1
Restated Certificate of Incorporation of registrant, which is incorporated into this report by reference to Exhibit 3.1 of Brown-Forman Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2012 filed on September 5, 2012 (File No. 002-26821).

3.2
By-laws of registrant, as amended on May 28, 2009, which is incorporated into this report by reference to Exhibit 3(ii) of Brown-Forman Corporation’s Form 8-K filed on May 29, 2009 (File No. 002-26821).

4.1
Indenture dated as of April 2, 2007 between Brown-Forman Corporation and U.S. Bank National Association, as Trustee, which is incorporated into this report by reference to Exhibit 4.1 of Brown-Forman Corporation’s Form 8-K filed on April 3, 2007 (File No. 002-26821).

4.2
First Supplemental Indenture dated as of December 13, 2010, between Brown-Forman Corporation and U.S. Bank National Association, as Trustee, which is incorporated into this report by reference to Exhibit 4.2 of Brown-Forman Corporation’s Form S-3ASR Registration Statement filed on December 13, 2010 (File No. 333-171126).

4.3	Form of 2.5% Note due 2016, which is incorporated into this report by reference to Exhibit 4.4 of Brown-Forman Corporation’s Form 8-K filed on December 16, 2010 (File No. 002-26821).
4.4
Officer’s Certificate dated December 16, 2010, pursuant to Sections 1.02, 2.02 and 3.01 of the Indenture Dated as of April 2, 2007, setting forth the terms of the 2.5% Notes due 2016, which is incorporated into this report by reference to Exhibit 4.3 of Brown-Forman Corporation’s Form 8-K filed on December 16, 2010 (File No. 002-26821).

4.5	Form of 1.000% Note due 2018, which is incorporated into this report by reference to Exhibit 4.4 of Brown-Forman Corporation’s Form 8-K filed on December 12, 2012 (File No. 002-26821).
4.6	Form of 2.250% Note due 2023, which is incorporated into this report by reference to Exhibit 4.5 of Brown-Forman Corporation’s Form 8-K filed on December 12, 2012 (File No. 002-26821).
4.7	Form of 3.750% Note due 2043, which is incorporated into this report by reference to Exhibit 4.6 of Brown-Forman Corporation’s Form 8-K filed on December 12, 2012 (File No. 002-26821).
4.8
Officer’s Certificate dated December 12, 2012, pursuant to Sections 1.01, 2.02 and 3.01 of the Indenture Dated as of April 2, 2007, as supplemented by the supplemental indenture dated as of December 13, 2010 between Brown-Forman Corporation and U.S. Bank National Association, as trustee setting forth the terms of the 1.000% Notes due 2018, the 2.250% Notes due 2023, and the 3.750% Notes due 2043, which is incorporated into this report by reference to Exhibit 4.3 of Brown-Forman Corporation’s Form 8-K filed on December 12, 2012 (File No. 002-26821).

10.1
A description of the Brown-Forman Savings Plan, which is incorporated into this report by reference to page 10 of Brown-Forman Corporation’s definitive proxy statement filed on June 27, 1996 in connection with its 1996 Annual Meeting of Stockholders (File No. 001-00123).*

10.2
A description of the Brown-Forman Corporation Nonqualified Savings Plan, which is incorporated into this report by reference to Exhibit 4.1 of Brown-Forman Corporation’s Form S-8 Registration Statement filed on September 24, 2010 (File No. 333-169564).*

10.3
Brown-Forman Corporation Non-Employee Director Deferred Stock Unit Program, which is incorporated into this report by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 8-K filed on September 23, 2010 (File No. 002-26821).*

10.4
Brown-Forman Corporation 2004 Omnibus Compensation Plan, as amended, which is incorporated into this report by reference to Exhibit A of Brown-Forman Corporation’s proxy statement filed on June 26, 2009, in connection with its 2009 Annual Meeting of Stockholders (File No. 002-26821).*

10.5
Form of Employee Stock Appreciation Right Award, which is incorporated into this report by reference to Exhibit 10(g) of Brown-Forman Corporation’s Form 8-K filed on August 2, 2006 (File No. 002-26821).*

10.6
Form of Non-Employee Director Stock Appreciation Right Award, which is incorporated into this report by reference to Exhibit 10(i) of Brown-Forman Corporation’s Form 8-K filed on August 2, 2006 (File No. 002-26821).*

10.7
2010 Form of Employee Stock-Settled Stock Appreciation Right Award Agreement, which is incorporated into this report by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 8-K filed on July 23, 2010 (File No. 002-26821).*

10.8
2010 Form of Non-Employee Director Stock-Settled Stock Appreciation Right Award Agreement, which is incorporated into this report by reference to Exhibit 10.2 of Brown-Forman Corporation’s Form 8-K filed on July 23, 2010 (File No. 002-26821).*

10.9	2010 Form of Restricted Stock Award Agreement, which is incorporated into this report by reference to Exhibit 10.3 of Brown-Forman Corporation’s Form 8-K filed on July 23, 2010 (File No. 002-26821).*
10.10
2010 Form of Restricted Stock Unit Award Agreement, which is incorporated into this report by reference to Exhibit 10.4 of Brown-Forman Corporation’s Form 8-K filed on July 23, 2010 (File No. 002-26821).*

Exhibit Index
10.11	Summary of Director and Named Executive Officer Compensation.**
10.12
Brown-Forman Corporation Amended and Restated Supplemental Executive Retirement Plan and First Amendment thereto, which is incorporated into this report by reference to Exhibit 10(a) of Brown-Forman Corporation’s Annual Report on Form 10-K for the year ended April 30, 2010, filed on June 25, 2010 (File No. 002-26821).

10.13
Second Amendment to the Brown-Forman Corporation Amended and Restated Supplemental Executive Retirement Plan, which is incorporated into this report by reference to Exhibit 10(a) of Brown-Forman Corporation’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2011, filed on March 9, 2011 (File No. 002-26821).

10.14
Five-Year Credit Agreement, dated as of November 18, 2011, among Brown-Forman Corporation, certain borrowing subsidiaries and certain lenders party thereto, Barclays Capital as Syndication Agent, Bank of America, N.A. and Citibank, N.A., as Co-Documentation Agents, U.S. Bank National Association, as Administrative Agent, and U.S. Bank National Association, Barclays Capital, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc. as Joint Lead Arrangers and Joint Bookrunners, which is incorporated into this report by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 8-K filed on November 21, 2011 (File No. 002-26821).

10.15
Letter Agreement between Brown-Forman Corporation and John K. Sirchio dated December 20, 2012, which is incorporated into this report by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 8-K filed on December 20, 2012 (File No. 002-26821).

14	Code of Ethics for Senior Financial Officers, which is incorporated into this report by reference to Exhibit 14 of Brown-Forman Corporation’s Form 10-K filed on July 2, 2004 (File No. 002-26821).
101
The following materials from Brown-Forman Corporation’s Annual Report on Form 10-K for the fiscal year ended April 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (a) Consolidated Statements of Operations, (b) Consolidated Balance Sheets, (c) Consolidated Statements of Cash Flows, (d) Consolidated Statements of Stockholders Equity, (e) Consolidated Statements of Comprehensive Income, and (f) Notes to Consolidated Financial Statements.

*	Indicates management contract, compensatory plan or arrangement.
**
Incorporated by reference to the sections entitled “Executive Compensation” and “Director Compensation” in the Proxy Statement distributed in connection with our Annual Meeting of Stockholders to be held on July 25, 2013, which is being filed in conjunction with this Annual Report on Form 10-K. (Fiscal 2013 compensation policies with respect to the company’s directors and named executive officers will remain in effect until the company’s Compensation Committee determines fiscal year 2014 compensation at its July 2013 meeting.)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROWN-FORMAN CORPORATION (Registrant)
/s/ Paul C. Varga
By:	Paul C. Varga
Chief Executive Officer and Chairman of the Company
Date: June 27, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on June 27, 2013 as indicated:

/s/ Geo. Garvin Brown IV
By:	Geo. Garvin Brown IV
Director, Chairman of the Board

/s/ Paul C. Varga
By:	Paul C. Varga
Director, Chief Executive Officer, and Chairman of the Company

/s/ Joan C. Lordi Amble
By:	Joan C. Lordi Amble
Director

/s/ Patrick Bousquet-Chavanne
By:	Patrick Bousquet-Chavanne
Director

/s/ Martin S. Brown, Jr.
By:	Martin S. Brown, Jr.
Director

/s/ Bruce L. Byrnes
By:	Bruce L. Byrnes
Director

/s/ John D. Cook
By:	John D. Cook
Director

/s/ Sandra A. Frazier
By:	Sandra A. Frazier
Director

/s/ William E. Mitchell
By:	William E. Mitchell
Director

/s/ Dace Brown Stubbs
By:	Dace Brown Stubbs
Director

/s/ James S. Welch, Jr.
By:	James S. Welch, Jr.
Director

/s/ Donald C. Berg
By:	Donald C. Berg
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Brian P. Fitzgerald
By:	Brian P. Fitzgerald
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended April 30, 2011, 2012, and 2013
(Expressed in millions)

Col. A	Col. B	Col. C(1)	Col. C(2)		Col. D		Col. E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts		Deductions		Balance At End of Period
2011
Allowance for Doubtful Accounts	$16	1	$1	(1)	—		$18
Accrued Restructuring Costs	$2	—	—		$2	(2)	$—
2012
Allowance for Doubtful Accounts	$18	$—	$—		9	(3)	$9
2013
Allowance for Doubtful Accounts	$9	2	—		$2	(3)	$9

(1)	Foreign currency translation adjustment charged to accumulated other comprehensive income.

(2)	Special termination benefit payments and amounts reclassified to accrued postretirement benefits.

(3)	Doubtful accounts written off, net of recoveries.