Form 10-Q
period 2013-07-31
BROWN FORMAN CORP
filed 2013-08-28
CIK 14693

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2013
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  July 31, 2013

Class A Common Stock ($.15 par value, voting)	84,487,042
Class B Common Stock ($.15 par value, nonvoting)	129,316,916

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended
	July 31,
	2012	2013
Net sales	$878	$896
Excise taxes	212	210
Cost of sales	202	209
Gross profit	464	477
Advertising expenses	92	103
Selling, general, and administrative expenses	148	156
Other expense, net	2	1
Operating income	222	217
Interest income	—	1
Interest expense	5	7
Income before income taxes	217	211
Income taxes	70	68
Net income	$147	$143
Earnings per share:
Basic	$0.69	$0.67
Diluted	$0.69	$0.66
Cash dividends per common share:
Declared	$0.467	$0.510
Paid	$0.233	$0.255
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended
	July 31,
	2012	2013
Net income	$147	$143
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(13)	(12)
Postretirement benefits adjustments	4	5
Net gain on cash flow hedges	8	6
Net other comprehensive income (loss)	(1)	(1)
Comprehensive income	$146	$142
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions)

	April 30, 2013	July 31, 2013
Assets
Cash and cash equivalents	$204	$217
Accounts receivable, less allowance for doubtful accounts of $9 and $9 at April 30 and July 31, respectively	548	542
Inventories:
Barreled whiskey	456	463
Finished goods	177	205
Work in process	137	142
Raw materials and supplies	57	64
Total inventories	827	874
Current deferred tax assets	29	17
Other current assets	213	211
Total current assets	1,821	1,861
Property, plant and equipment, net	450	459
Goodwill	617	618
Other intangible assets	668	669
Deferred tax assets	14	13
Other assets	56	66
Total assets	$3,626	$3,686
Liabilities
Accounts payable and accrued expenses	$451	$393
Dividends payable	—	55
Accrued income taxes	10	54
Current deferred tax liabilities	7	7
Short-term borrowings	3	5
Current portion of long-term debt	2	1
Total current liabilities	473	515
Long-term debt	997	997
Deferred tax liabilities	180	185
Accrued pension and other postretirement benefits	280	266
Other liabilities	68	57
Total liabilities	1,998	2,020
Commitments and contingencies
Stockholders’ Equity
Common stock:
Class A, voting (85,000,000 shares authorized; 85,000,000 shares issued)	13	13
Class B, nonvoting (400,000,000 shares authorized; 142,313,000 shares issued)	21	21
Additional paid-in capital	71	77
Retained earnings	2,500	2,527
Accumulated other comprehensive income (loss), net of tax	(211)	(212)
Treasury stock, at cost (13,606,000 and 13,509,000 shares at April 30 and July 31, respectively)	(766)	(760)
Total stockholders’ equity	1,628	1,666
Total liabilities and stockholders’ equity	$3,626	$3,686
 See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Three Months Ended
	July 31,
	2012	2013
Cash flows from operating activities:
Net income	$147	$143
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	12	12
Stock-based compensation expense	2	3
Deferred income taxes	28	12
Changes in assets and liabilities	(102)	(77)
Cash provided by operating activities	87	93
Cash flows from investing activities:
Additions to property, plant, and equipment	(17)	(25)
Cash used for investing activities	(17)	(25)
Cash flows from financing activities:
Net increase in short-term borrowings	2	2
Repayment of long-term debt	(1)	(1)
Net payments related to exercise of stock-based awards	(4)	(3)
Excess tax benefits from stock-based awards	8	6
Acquisition of treasury stock	—	(1)
Dividends paid	(50)	(54)
Cash used for financing activities	(45)	(51)
Effect of exchange rate changes on cash and cash equivalents	(2)	(4)
Net increase in cash and cash equivalents	23	13
Cash and cash equivalents, beginning of period	338	204
Cash and cash equivalents, end of period	$361	$217
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In these notes, “we,” “us,” and “our” refer to Brown-Forman Corporation.

1.    Condensed Consolidated Financial Statements
We prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information.  In accordance with those rules and regulations, we condensed or omitted certain information and disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP).  We suggest that you read these condensed financial statements together with the financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended April 30, 2013 (the 2013 Form 10-K).

In our opinion, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial results for the periods covered by this report.

We prepared the accompanying financial statements on a basis that is substantially consistent with the accounting principles applied in our 2013 Form 10-K, although during the first quarter of fiscal 2014 we adopted new guidance for disclosures about offsetting assets and liabilities and for reporting amounts reclassified out of accumulated other comprehensive income. Our adoption of the new guidance had no material impact on our financial statements.

2.    Inventories
We use the last-in, first-out (“LIFO”) method to determine the cost of most of our inventories.  If the LIFO method had not been used, inventories at current cost would have been $209 million higher than reported as of April 30, 2013, and $212 million higher than reported as of July 31, 2013.  Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

3.    Income Taxes
Our consolidated interim effective tax rate is based upon our expected annual operating income, statutory tax rates, and income tax laws in the various jurisdictions in which we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. The effective tax rate of 32.4% for the three months ended July 31, 2013, is based on an expected tax rate of 32.8% on ordinary income for the full fiscal year, as adjusted for the recognition of net tax benefits related to discrete items arising during the period and interest on previously provided tax contingencies. Our expected tax rate includes current fiscal year additions for existing tax contingency items.

We believe there will be no material change in our gross unrecognized tax benefits in the next 12 months.

We file income tax returns in the United States, including several state and local jurisdictions, as well as in several other countries in which we conduct business. The major jurisdictions and their earliest fiscal years that are currently open for tax examinations are 2006 in the United States, 2009 in Ireland and Italy, 2008 in Australia and Poland, 2007 in Finland, 2003 in the U.K., and 2002 in Mexico. The audit of our fiscal 2012 U.S. federal tax return was concluded during the current fiscal year.  In addition, we are participating in the Internal Revenue Service’s Compliance Assurance Program for our fiscal 2013 and 2014 tax years.

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

The following table presents information concerning basic and diluted earnings per share:

	Three Months Ended
	July 31,
(Dollars in millions, except per share amounts)	2012	2013
Net income available to common stockholders	$147	$143
Share data (in thousands):
Basic average common shares outstanding	213,168	213,709
Dilutive effect of stock-based awards	1,630	1,611
Diluted average common shares outstanding	214,798	215,320

Basic earnings per share	$0.69	$0.67
Diluted earnings per share	$0.69	$0.66

We excluded common stock-based awards for approximately 561,000 shares and 414,000 shares from the calculation of diluted earnings per share for the three months ended July 31, 2012 and 2013, respectively. We excluded those awards because they were not dilutive for those periods under the treasury stock method.

5.    Contingencies
We operate in a litigious environment, and we are sued in the normal course of business.  Sometimes plaintiffs seek substantial damages.  Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate.  We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe these loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity.  No material accrued loss contingencies are recorded as of July 31, 2013.

6.    Pension and Other Postretirement Benefits
The following table shows the components of the pension and other postretirement benefit cost recognized for our U.S. benefit plans during the periods covered by this report. Information about similar international plans is not presented due to immateriality.

	Three Months Ended
	July 31,
(Dollars in millions)	2012	2013
Pension Benefits:
Service cost	$5	$5
Interest cost	9	8
Expected return on plan assets	(10)	(10)
Amortization of net actuarial loss	7	8
Net cost	$11	$11

Other Postretirement Benefits:
Service cost	$—	$1
Interest cost	1	1
Net cost	$1	$2

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity.
The following table summarizes the assets and liabilities measured at fair value on a recurring basis:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
April 30, 2013:
Assets:
Currency derivatives	$—	$5	$—	$5
Liabilities:
Currency derivatives	—	4	—	4
Short-term borrowings	—	3	—	3
Current portion of long-term debt	—	2	—	2
Long-term debt	—	1,011	—	1,011
July 31, 2013:
Assets:
Currency derivatives	—	17	—	17
Liabilities:
Short-term borrowings	—	5	—	5
Current portion of long-term debt	—	1	—	1
Long-term debt	—	950	—	950

We determine the fair values of our currency derivatives (forwards and options) using standard valuation models.  The significant inputs used in these models are readily available in public markets or can be derived from observable market transactions.  Inputs used in these standard valuation models include the applicable exchange rate, forward rates and discount rates for the currency derivatives.  The standard valuation model for foreign currency options also uses implied volatility as an additional input.  The discount rates are based on the historical U.S. Treasury rates, and the implied volatility specific to individual foreign currency options is based on quoted rates from financial institutions.

The fair value of short-term borrowings approximates the carrying amount.  We determine the fair value of long-term debt primarily based on the prices at which similar debt has recently traded in the market and also considering the overall market conditions on the date of valuation.

We measure some assets and liabilities at fair value on a nonrecurring basis.  That is, we do not measure them at fair value on an ongoing basis, but we do adjust them to fair value in some circumstances (for example, when we determine that an asset is impaired).  The fair values of assets and liabilities measured at fair value on a nonrecurring basis during the periods presented in these financial statements were not material as of April 30, 2013 or July 31, 2013.

8.    Fair Value of Financial Instruments
The fair value of cash, cash equivalents, and short-term borrowings approximate the carrying amounts due to the short maturities of these instruments.  We determine the fair value of derivative financial instruments and long-term debt as discussed in Note 7.

Below is a comparison of the fair values and carrying amounts of these instruments:

	April 30, 2013		July 31, 2013
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$204	$204	$217	$217
Currency derivatives	5	5	17	17
Liabilities:
Currency derivatives	4	4	—	—
Short-term borrowings	3	3	5	5
Current portion of long-term debt	2	2	1	1
Long-term debt	997	1,011	997	950

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

We had outstanding currency derivatives, related primarily to our euro, British pound, and Australian dollar exposures, with total notional amounts totaling $686 million at April 30, 2013 and $663 million at July 31, 2013.

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

From time to time, we manage our interest rate risk with swap contracts.  However, no such swaps were outstanding at
April 30, 2013 or July 31, 2013.

The following table presents the amounts affecting our consolidated statements of operations for the periods covered by this report:

		Three Months Ended
		July 31,
(Dollars in millions)	Classification	2012	2013
Currency derivatives designated as cash flow hedge:
Net gain (loss) recognized in AOCI	n/a	$13	$10
Net gain (loss) reclassified from AOCI into income	Net sales	1	1
Derivatives not designated as hedging instruments:
Currency derivatives – net gain (loss) recognized in income	Net sales	2	4
Currency derivatives – net gain (loss) recognized in income	Other income	(4)	3
Commodity derivatives – net gain (loss) recognized in income	Cost of sales	4	—

We expect to reclassify $7 million of deferred net gains recorded in AOCI as of July 31, 2013, to earnings during the next 12 months.  This reclassification would offset the anticipated earnings impact of the underlying hedged exposures.  The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur.  The maximum term of our outstanding derivative contracts was 24 months at April 30, 2013 and 23 months at July 31, 2013.

The following table presents the fair values of our derivative instruments as of April 30, 2013 and July 31, 2013.

(Dollars in millions)	Classification	Fair value of derivatives in a gain position	Fair value of derivatives in a loss position
April 30, 2013:
Designated as cash flow hedges:
Currency derivatives	Other current assets	$6	$(3)
Currency derivatives	Other assets	2	—
Currency derivatives	Accrued expenses	2	(4)
Currency derivatives	Other liabilities	—	(1)
Not designated as hedges:
Currency derivatives	Accrued expenses	—	(1)
July 31, 2013:
Designated as cash flow hedges:
Currency derivatives	Other current assets	15	(5)
Currency derivatives	Other assets	5	(1)
Not designated as hedges:
Currency derivatives	Other current assets	3	—

The fair values reflected in the above table are presented on a gross basis. However, as discussed further below, the fair values of those instruments that are subject to net settlement agreements are presented on a net basis in the accompanying consolidated balance sheets.

Credit risk. We are exposed to credit-related losses if the counterparties to our derivative contracts default.  This credit risk is limited to the fair value of the contracts.  To manage this risk, we contract only with major financial institutions that have earned investment-grade credit ratings and with whom we have standard International Swaps and Derivatives Association (ISDA) agreements that allow for net settlement of the derivative contracts. Also, we have established counterparty credit guidelines that are regularly monitored and that provide for reports to senior management according to prescribed guidelines, and we monetize contracts when we believe it is warranted.  Because of these safeguards, we believe the risk of loss from counterparty default to be immaterial.

Some of our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained.  If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. The aggregate fair value of all derivatives with creditworthiness requirements that were in a net liability position was $2 million at April 30, 2013 and $0 at July 31, 2013.

Offsetting. As noted above, our derivative contracts are governed by ISDA agreements that allow for net settlement of derivative contracts with the same counterparty. It is our policy to present the fair values of current derivatives (i.e., those with a remaining term of 12 months or less) with the same counterparty on a net basis in the balance sheet. Similarly, we present the fair values of noncurrent derivatives with the same counterparty on a net basis. Current derivatives are not netted with noncurrent derivatives in the balance sheet. The following table summarizes the gross and net amounts of our derivative contracts.

(Dollars in millions)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet	Net Amounts
April 30, 2013:
Derivative assets	$10	$(5)	$5	$(2)	$3
Derivative liabilities	(9)	5	(4)	2	(2)
July 31, 2013:
Derivative assets	23	(6)	17	—	17
Derivative liabilities	(6)	6	—	—	—

No cash collateral was received or pledged related to our derivative contracts as of April 30, 2013 and July 31, 2013.

10.    Accumulated Other Comprehensive Income
The following table summarizes the changes in accumulated other comprehensive income (AOCI), net of tax, during the three months ended July 31, 2013:

(Dollars in millions)	Currency Translation Adjustments	Net Gain on Cash Flow Hedges	Postretirement Benefits Adjustments	Total
Balance at April 30, 2013	$10	$—	$(221)	$(211)
Other comprehensive income (loss) before reclassifications (a)	(12)	7	—	(5)
Amounts reclassified from AOCI	—	(1)	5	4
Net other comprehensive income (loss)	(12)	6	5	(1)
Balance at July 31, 2013	$(2)	$6	$(216)	$(212)
(a) Net of tax benefit (cost) of $0, $(3), and $0 related to currency translation adjustments, cash flow hedges, and postretirement benefits adjustments, respectively.

The following table presents further information about amounts reclassified from AOCI during the three months ended July 31, 2013:

	Amount Reclassified from AOCI		Classification in Consolidated Statement of Operations
Net gain (loss) on cash flow hedges:
Currency derivatives	$1		Net sales
	—		Tax benefit (expense)
	1		Net of tax
Amounts related to postretirement benefit plans:
Net actuarial gain (loss)	(8)	(a)
	3		Tax benefit (expense)
	(5)		Net of tax
Total reclassifications	$(4)		Net of tax
(a) Amount is included in the net periodic benefit cost of pension and other postretirement benefits (as shown in Note 6).

11.    Dividends Payable
On July 25, 2013, our Board of Directors declared a regular quarterly cash dividend of $0.255 per share on our Class A and Class B common stock. Stockholders of record on September 5, 2013 will receive the cash dividend on October 1, 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition
and Results of  Operations

You should read the following discussion and analysis in conjunction with both our unaudited condensed consolidated financial statements and related notes included in Item 1 of this Quarterly Report and our 2013 Form 10-K. Note that the results of operations for the three months ended July 31, 2013, do not necessarily indicate what our operating results for the full fiscal year will be.  In this Item, “we,” “us,” and “our” refer to Brown-Forman Corporation.
Basis of Presentation and Use of Non-GAAP Measures:
When discussing volume we refer to “depletions,” a term that is commonly used in the beverage alcohol industry. We define “depletions” as either (a) our shipments directly to retailers or wholesalers, or (b) shipments from our third-party distributor customers to retailers and wholesalers. Because we generally record revenues when we ship our products to our customers, our reported sales for a period do not necessarily reflect actual consumer purchases during that period. We believe that our depletions measure volume in a way that more closely reflects consumer demand than our shipments do.
Volume is generally measured on a nine-liter equivalent unit basis. At times, we use a “drinks equivalent” measure for volume when comparing single-serve ready-to-drink (RTD) or ready-to-pour (RTP) brands to a parent brand. “Drinks-equivalent” is RTD / RTP nine-liter case equivalent volume divided by 10.
“Constant currency” change is a non-GAAP measure that represents the percentage change in financial results reported in accordance with U.S. GAAP but with the cost or benefit of foreign exchange movements removed. We use this measure to understand the growth of the business on a constant U.S. dollar basis, as fluctuations in exchange rates can distort the underlying growth both positively and negatively. To neutralize the effect of foreign exchange fluctuations when comparing across periods, we translate current year results at prior-year rates.
“Underlying” change is a non-GAAP measure that represents constant-currency change further adjusted for items that we believe do not reflect the underlying performance of our business. To calculate underlying change for the first quarter of fiscal 2014, we adjust constant-currency change for estimated net changes in trade inventories, which is defined below.
“Estimated net change in trade inventories” refers to the estimated financial impact of changes in distributor inventories for our brands. We calculate this impact using depletion information provided to us by our distributors to estimate the effect of distributor inventory changes on changes in our key measures. We believe that separately identifying the impact of this item presents a more accurate picture of consumer demand for our brands.
Important Information on Forward-Looking Statements:
This report contains statements, estimates, and projections that are "forward-looking statements" as defined under U.S. federal securities laws. Words such as “aim,” “anticipate,” “aspire,” “believe,” “continue,” “could,” “envision,” “estimate,” “expect,” “expectation,” “intend,” “may,” “plan,” “potential,” “project,” “pursue,” “see,” “seek,” “should,” “will,” and similar words identify forward-looking statements, which speak only as of the date we make them. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.  By their nature, forward-looking statements involve risks, uncertainties and other factors (many beyond our control) that could cause our actual results to differ materially from our historical experience or from our current expectations or projections. These risks and uncertainties include those described in Part I, Item 1A. Risk Factors of our 2013 Form 10-K and those described from time to time in our future reports filed with the Securities and Exchange Commission, including:

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

Results of Operations
Fiscal 2014 First Quarter Highlights

In the first quarter of fiscal 2014, net sales increased 2% to $896 million (5% on an underlying basis), operating income decreased 2% to $217 million (an increase of 4% on an underlying basis) and diluted earnings per share decreased 3% to $0.66 compared to $0.69 in the same period last year.

The following table highlights the worldwide results of several brands during the first quarter compared to the same period last year. Changes in net sales are presented on an as-reported, constant currency, and underlying basis. “Constant currency” net sales are as-reported net sales adjusted to remove the cost or benefit of foreign exchange movements. “Underlying” net sales are constant currency net sales adjusted for estimated changes in net trade inventories. We discuss results for some of these brands below the table.

	% Change vs. First Quarter Last Year
	Volume	Net Sales[1]
	Nine-Liter Cases	As Reported	Constant Currency	Underlying
Jack Daniel's Family	3%	3%	4%	7%
Jack Daniel's Family of Whiskey Brands	4%	4%	4%	7%
Jack Daniel's RTDs/RTP[2]	1%	—%	7%	5%
El Jimador New Mix RTDs[3]	(44%)	(33%)	(38%)	(38%)
Finlandia	3%	(5%)	(7%)	1%
Southern Comfort Family	(4%)	(5%)	(4%)	(2%)
Canadian Mist Family	5%	3%	3%	5%
Korbel Champagnes	24%	45%	45%	27%
El Jimador	(1%)	(8%)	(10%)	2%
Super-Premium Other[4]	—%	3%	3%	4%

[1]
Please see the Basis of Presentation and Use of Non-GAAP Measures for additional information on our use of “constant currency” and “underlying,” including the reasons why we think this information is useful to readers.

[2]
Jack Daniel’s RTD and RTP products include all RTD line extensions of Jack Daniel’s, such as Jack Daniel’s & Cola, Jack Daniel’s & Diet Cola, Jack & Ginger, Jack Daniel’s Country Cocktails, Gentleman Jack & Cola, and the seasonal Jack Daniel’s Winter Jack RTP.

[3]	El Jimador New Mix is a tequila-based RTD brand sold in Mexico.

[4]	Includes Chambord liqueur and flavored vodka, Herradura, Sonoma-Cutrer, Tuaca, and Woodford Reserve.

•
Jack Daniel's family of brands volume and net sales grew in the first quarter. The most important factors leading to the increase in net sales on both an as-reported and an underlying basis were: 1) higher pricing in many markets for several brands within the Jack Daniel's family, most notably in the U.S. for Jack Daniel's Tennessee Whiskey; 2) higher demand for Jack Daniel's Tennessee Whiskey in Europe and Latin America; 3) volume growth of Jack Daniel's Tennessee Honey in the United States and in several international expansion markets; and 4) higher demand for Gentleman Jack in the United States. Lower demand in Australia for Jack Daniel's Tennessee Whiskey and Jack Daniel's Tennessee Honey, which compared to high sales related to its launch in the same period last year, partially offset the growth.

•
Both volume and net sales of el Jimador New Mix RTD declined in the first quarter. The decrease was driven primarily by higher customer inventory levels at the beginning of the quarter compared to the same period last year. Customer inventories were much higher because of buy-ins at the end of our fiscal 2013 ahead of price increases that took effect late in the fourth quarter of fiscal 2013. We expect that the sales pattern for this brand will normalize during the rest of fiscal 2014 as customer inventories return to normal levels.

•
Finlandia volume and underlying net sales increased, while net sales on an as-reported basis declined. Underlying sales grew in Israel and in our travel retail channel, partially offset by declines in underlying sales in a few markets, including Poland, our most significant market for Finlandia, and the United States. In Poland, underlying sales were affected negatively by customer buy-ins at the end of our fiscal 2013 ahead of a price increase implemented at the beginning of the first quarter of 2014.

•
Southern Comfort family of brands volume and net sales declined in the first quarter, largely driven by volume losses in the United States and Australia partially offset by increases in Germany and the United Kingdom. In the United States, Southern Comfort family sales in the first quarter of last year included the launch of a flavored line extension, which increased the difficulty of making a same period comparison. In addition to the difficult prior year comparison in the United States, the first quarter decline was partially driven by lower consumer demand for Southern Comfort in the U.S. on-premise channel, which weakened compared to the same period last year.

•
Among our Super-Premium brands, Woodford Reserve grew volume 25% compared to the same period last year and delivered similarly strong double-digit net sales growth on both an as-reported and an underlying basis. Sonoma-Cutrer wines net sales grew in the low single-digits, while Tuaca, Chambord and Herradura all registered volume and net sales declines in the first quarter.

On a geographic basis, underlying net sales growth in several markets including the United States, the United Kingdom, Germany, Turkey, France, Japan and Russia more than offset underlying net sales declines in Australia, Mexico and Poland.

First Quarter Fiscal 2014 Compared to First Quarter Fiscal 2013

A summary of our operating performance (dollars expressed in millions, except per share amounts) is presented below.

	Three Months Ended
	July 31,
	2012	2013	Change
Net sales	$878	$896	2%
Excise taxes	212	210	(1%)
Cost of sales	202	209	4%
Gross profit	464	477	3%
Advertising expenses	92	103	12%
Selling, general, and administrative expenses	148	156	5%
Other expense, net	2	1
Operating income	222	217	(2%)
Interest expense, net	5	6
Income before income taxes	217	211	(3%)
Income taxes	70	68
Net income	147	143	(3%)

Gross margin	52.9%	53.3%
Operating margin	25.2%	24.2%

Effective tax rate	32.1%	32.4%

Earnings per share:
Basic	$0.69	$0.67	(3%)
Diluted	0.69	0.66	(3%)

Net sales in the first quarter were $896 million, an increase of $18 million or 2% compared to the same period last year. Solid underlying net sales growth of 5% was partially offset by both unfavorable foreign exchange movement and a decrease in estimated net trade inventories. In the first quarter last year, reported net sales were elevated because of trade buy-ins ahead of our price increases for several brands in many markets, most notably for Jack Daniel's in the United States. Of the 5% increase in underlying net sales, about 4% is attributable to better price/mix across our brands and geographies.

The following table shows the major factors influencing the change in net sales for the quarter:

Change vs. Prior Period
· Underlying change in net sales	5%
· Foreign exchange	(1%)
· Estimated net change in trade inventories	(2%)
Reported change in net sales	2%

Cost of sales in the first quarter was $209 million, an increase of $7 million, or 4%, compared to the prior year. A shift in brand portfolio mix and increases in input costs, including grain and glass, caused cost of sales to increase in the period. Lower volumes and favorable movement in foreign exchange partially offset the increased cost. The higher input costs were partly timing-related, and we expect low single-digit increases in both transportation and other input costs for the rest of the year.

The following table highlights the major changes in costs for the first quarter:

Change vs. Prior Period
· Volume change	(3%)
· Cost increase and brand portfolio mix	9%
· Foreign exchange	(2%)
Reported change in cost of sales	4%

Gross profit in the first quarter was $477 million, an increase of $13 million, or 3%, compared to the same period last year. A reduction in estimated net trade inventories partially offset gross profit gains from underlying growth. The same factors that drove underlying net sales growth during the first quarter also drove underlying gross profit growth, while higher costs partially offset the underlying gross profit gains. Higher pricing and a favorable portfolio mix improved gross margin by 0.4% percentage points to 53.3% for the quarter compared to the same period last year.

The following table shows the major factors influencing the change in gross profit for the quarter:

	Change vs. Prior Period
· Underlying change in gross profit	6%
· Foreign exchange	0%
· Estimated net change in trade inventories	(4%)
Reported change in gross profit	3%	*

*Total differs because of rounding

Reported advertising expenses increased $11 million, or 12%, in the first quarter compared to the same period last year, reflecting incremental investments including most notably the following: 1) support for Jack Daniel's Tennessee Honey in select markets including the first quarter launch in Germany this year; 2) increased advertising for Southern Comfort in several key markets including the United States, Germany and the United Kingdom; and 3) a new television campaign for Gentleman Jack in the United States.

Selling, general and administrative expenses increased $8 million, or 5%, in the quarter reflecting primarily higher salary and benefit related expenses and the effect of investments made in our organizational capabilities in various markets.

Reported operating income of $217 million decreased by $5 million, or 2%, in the first quarter compared to the same period last year. Operating income benefited from the underlying growth in our business and from a net favorable movement in foreign exchange. Operating income was reduced by a decrease in estimated net trade inventory levels versus the same period last year. Trade inventory levels were elevated in the first quarter last year because of distributor buy-ins ahead of our price increases. While we did increase prices in many markets and for many brands in the first quarter of fiscal 2014, we did not experience as high a level of trade buy-in compared to last year. Underlying growth in operating income was driven by a favorable portfolio mix and higher pricing. The increase in costs of sales and operating expenses (advertising and selling general and administrative) partially offset these gains.

The following table highlights the major factors influencing the change in operating income for the quarter:

Change vs. Prior Period
· Underlying change in operating income	4%
· Foreign exchange	1%
· Estimated net change in trade inventories	(7%)
Reported change in operating income	(2%)

The effective tax rate in the quarter was 32.4% compared to 32.1% in the first quarter of fiscal 2013. The increase in our effective tax rate was driven by a smaller benefit from our lower-taxed foreign earnings.

Reported diluted earnings per share of $0.66 for the quarter decreased 3% from the $0.69 earned in the same period last year. This decrease resulted from the same factors that contributed to the decrease in reported operating income, higher interest expense, and the higher effective tax rate.

Full-Year Outlook

Our fiscal 2014 outlook remains unchanged from the diluted earnings per share guidance range provided in early June of $2.80 to $3.00. We continue to expect high single-digit growth in underlying net sales, which would result in expected underlying operating income growth between 9% and 11%. Our guidance range includes expected unfavorable effects totaling $0.09 per diluted share related to both the expected decrease in net inventories related to our early 2014 route-to-consumer change in France (estimated negative effect of $0.06 per diluted share) and the anticipated adverse effect of foreign exchange (estimated negative effect of $0.03 per diluted share).

Liquidity and Financial Condition

Cash and cash equivalents increased $13 million during the three months ended July 31, 2013, compared to an increase of $23 million during the same quarter last year. Cash provided by operations of $93 million, was up $6 million from the same period last year, due primarily to a smaller increase in working capital. Cash used for investing activities was $25 million during the three months ended July 31, 2013, compared to $17 million for the prior year period. The $8 million increase reflects a higher level of capital spending, largely related to a new cooperage facility under construction in Decatur, Alabama. Cash used for financing activities was $6 million more than the same quarter last year, due primarily to increased dividend payments. The impact on cash and cash equivalents as a result of exchange rate changes was a decline of $4 million for the three months ended July 31, 2013, compared to a decline of $2 million for the same period last year.

We have access to several liquidity sources to supplement our cash flow from operations. Our commercial paper program continues to fund our short-term credit needs. This program is supported by our $800 million bank credit facility, which currently extends to November 2017. We could also satisfy our liquidity needs by drawing on the facility. Under extreme market conditions, one or more participating banks may not be able to fully fund this credit facility. In addition to our cash flow from operations, we believe that the markets for investment-grade bonds and private placements are very accessible and provide a source of long-term financing that could provide for any additional liquidity needs.

We have high credit standards when initiating transactions with counterparties and closely monitor our counterparty risks with respect to our cash balances and derivative contracts. If a counterparty's credit quality were to deteriorate below our credit standards, we would either liquidate exposures or require the counterparty to post appropriate collateral.

As of July 31, 2013, we had total cash and cash equivalents of $217 million. Of this amount, $103 million was held by foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We intend to use the cash generated by those foreign subsidiaries to fund our international operations and do not expect to need that cash to fund our domestic operations. However, in the unforeseen event that we repatriate cash from those foreign subsidiaries, we would be required to provide for and pay U.S. taxes on permanently repatriated funds.

As announced on July 25, 2013, our Board of Directors declared a regular quarterly cash dividend of $0.255 per share on our Class A and Class B common stock. Stockholders of record on September 5, 2013 will receive the cash dividend on October 1, 2013.

We believe our current liquidity position is strong and sufficient to meet all of our financial commitments for the foreseeable future. Our $800 million bank credit facility's quantitative covenant requires our ratio of consolidated EBITDA (as defined in the agreement) to consolidated interest expense to be at least 3 to 1. At July 31, 2013, with a ratio of 25 to 1, we were well within the covenant's parameters.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks arising from adverse changes in (a) foreign exchange rates, (b) commodity prices affecting the cost of our raw materials and energy, and (c) interest rates. We try to manage risk through a variety of strategies, including production initiatives and hedging strategies. Our foreign currency hedging contracts are subject to changes in exchange rates, our commodity forward purchase contracts are subject to changes in commodity prices, and some of our debt obligations are subject to changes in interest rates. Established procedures and internal processes govern the management of these market risks. Since April 30, 2013 there have been no material changes to the disclosure on this matter made in our 2013 Form 10-K.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about shares of our common stock that we acquired during the quarter ended July 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2013 - May 31, 2013	20,963	$70.61	—	—
June 1, 2013 - June 30, 2013	—	—	—	—
July 1, 2013 - July 31, 2013	—	—	—	—
Total	20,963	$70.61	—	—

The 20,963 shares were acquired from employees to satisfy income tax withholdings triggered by the vesting of restricted shares.

Item 6.  Exhibits
The following documents are filed with this Report:

31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (not considered to be filed).
101
The following materials from Brown-Forman Corporation's Quarterly Report on Form 10-Q for the quarter ended July 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (a) Condensed Consolidated Statements of Operations, (b) Condensed Consolidated Statements of Comprehensive Income, (c) Condensed Consolidated Balance Sheets, (c) Condensed Consolidated Statements of Cash Flows, and (d) Notes to the Condensed Consolidated Financial Statements.

The following documents have been previously filed:

10.1	Brown-Forman 2013 Omnibus Compensation Plan, which is incorporated into this report by reference to Exhibit 10.1 of Brown-Forman Corporation's Form 8-K filed on July 26, 2013 (File No. 002-26821).
10.2
Brown-Forman Corporation Amended and Restated Non-Employee Director Deferred Stock Unit Program, which is incorporated into this report by reference to Exhibit 10.2 of Brown-Forman Corporation's Form 8-K filed on July 26, 2013 (File No. 002-26821).

10.3
Brown-Forman 2013 Omnibus Compensation Plan Employee Stock-Settled Stock Appreciation Right Award Agreement, which is incorporated into this report by reference to Exhibit 10.3 of Brown-Forman Corporation's Form 8-K filed on July 26, 2013 (File No. 002-26821).

10.4
Brown-Forman 2013 Omnibus Compensation Plan Restricted Stock Unit Award Agreement, which is incorporated into this report by reference to Exhibit 10.4 of Brown-Forman Corporation's Form 8-K filed on July 26, 2013 (File No. 002-26821).

10.5
Brown-Forman 2013 Omnibus Compensation Plan Restricted Stock Award Agreement, which is incorporated into this report by reference to Exhibit 10.5 of Brown-Forman Corporation's Form 8-K filed on July 26, 2013 (File No. 002-26821).

10.6
Paul C. Varga July 25, 2013 Special Restricted Stock Award Agreement, which is incorporated into this report by reference to Exhibit 10.1 of Brown-Forman Corporation's Form 8-K filed on July 30, 2013 (File No. 002-26821).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN-FORMAN CORPORATION
(Registrant)

Date:	August 28, 2013	By:	/s/ Donald C. Berg
Donald C. Berg
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)