Form 10-Q
period 2013-10-31
BROWN FORMAN CORP
filed 2013-12-04
CIK 14693

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2013
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  November 30, 2013

Class A Common Stock ($.15 par value, voting)	84,462,242
Class B Common Stock ($.15 par value, nonvoting)	128,735,471

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2013	2012	2013
Net sales	$1,014	$1,079	$1,892	$1,975
Excise taxes	237	246	449	455
Cost of sales	252	257	454	467
Gross profit	525	576	989	1,053
Advertising expenses	107	111	199	214
Selling, general, and administrative expenses	159	162	308	318
Other (income) expense, net	(3)	(8)	(2)	(7)
Operating income	262	311	484	528
Interest income	1	1	1	1
Interest expense	5	7	11	13
Income before income taxes	258	305	474	516
Income taxes	85	99	154	167
Net income	$173	$206	$320	$349
Earnings per share:
Basic	$0.81	$0.97	$1.50	$1.63
Diluted	$0.80	$0.96	$1.49	$1.62
Cash dividends per common share:
Declared	$—	$—	$0.467	$0.510
Paid	$0.233	$0.255	$0.467	$0.510
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2013	2012	2013
Net income	$173	$206	$320	$349
Other comprehensive income (loss), net of tax:
Currency translation adjustments	12	7	(1)	(5)
Postretirement benefits adjustments	5	14	9	19
Net gain (loss) on cash flow hedges	(9)	(10)	(1)	(4)
Net other comprehensive income (loss)	8	11	7	10
Comprehensive income	$181	$217	$327	$359
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions)

	April 30, 2013	October 31, 2013
Assets
Cash and cash equivalents	$204	$192
Accounts receivable, less allowance for doubtful accounts of $9 and $9 at April 30 and October 31, respectively	548	729
Inventories:
Barreled whiskey	456	462
Finished goods	177	227
Work in process	137	151
Raw materials and supplies	57	61
Total inventories	827	901
Current deferred tax assets	29	44
Other current assets	213	167
Total current assets	1,821	2,033
Property, plant and equipment, net	450	483
Goodwill	617	620
Other intangible assets	668	671
Deferred tax assets	14	13
Other assets	56	62
Total assets	$3,626	$3,882
Liabilities
Accounts payable and accrued expenses	$451	$513
Accrued income taxes	10	15
Current deferred tax liabilities	7	7
Short-term borrowings	3	6
Current portion of long-term debt	2	1
Total current liabilities	473	542
Long-term debt	997	997
Deferred tax liabilities	180	199
Accrued pension and other postretirement benefits	280	242
Other liabilities	68	64
Total liabilities	1,998	2,044
Commitments and contingencies
Stockholders’ Equity
Common stock:
Class A, voting (85,000,000 shares authorized; 85,000,000 shares issued)	13	13
Class B, nonvoting (400,000,000 shares authorized; 142,313,000 shares issued)	21	21
Additional paid-in capital	71	80
Retained earnings	2,500	2,729
Accumulated other comprehensive income (loss), net of tax	(211)	(201)
Treasury stock, at cost (13,606,000 and 14,132,000 shares at April 30 and October 31, respectively)	(766)	(804)
Total stockholders’ equity	1,628	1,838
Total liabilities and stockholders’ equity	$3,626	$3,882
 See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Six Months Ended
	October 31,
	2012	2013
Cash flows from operating activities:
Net income	$320	$349
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	24	24
Stock-based compensation expense	5	6
Deferred income taxes	42	(6)
Changes in assets and liabilities	(226)	(172)
Cash provided by operating activities	165	201
Cash flows from investing activities:
Additions to property, plant, and equipment	(39)	(60)
Cash used for investing activities	(39)	(60)
Cash flows from financing activities:
Net increase in short-term borrowings	4	3
Repayment of long-term debt	(1)	(1)
Net payments related to exercise of stock-based awards	(10)	(6)
Excess tax benefits from stock-based awards	13	9
Acquisition of treasury stock	—	(49)
Dividends paid	(100)	(109)
Cash used for financing activities	(94)	(153)
Effect of exchange rate changes on cash and cash equivalents	(1)	—
Net increase (decrease) in cash and cash equivalents	31	(12)
Cash and cash equivalents, beginning of period	338	204
Cash and cash equivalents, end of period	$369	$192
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

2.    Inventories
We use the last-in, first-out (LIFO) method to determine the cost of most of our inventories. If the LIFO method had not been used, inventories at current cost would have been $209 million higher than reported as of April 30, 2013, and $213 million higher than reported as of October 31, 2013. Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

3.    Income Taxes
Our consolidated interim effective tax rate is based upon our expected annual operating income, statutory tax rates, and income tax laws in the various jurisdictions in which we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. The effective tax rate of 32.4% for the six months ended October 31, 2013, is based on an expected tax rate of 31.8% on ordinary income for the full fiscal year, as adjusted for the recognition of net tax expense related to discrete items arising during the period and interest on previously provided tax contingencies. Our expected tax rate includes current fiscal year additions for existing tax contingency items.

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

The following table presents information concerning basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions, except per share amounts)	2012	2013	2012	2013
Net income available to common stockholders	$173	$206	$320	$349
Share data (in thousands):
Basic average common shares outstanding	213,276	213,587	213,220	213,634
Dilutive effect of stock-based awards	1,615	1,617	1,623	1,614
Diluted average common shares outstanding	214,891	215,204	214,843	215,248

Basic earnings per share	$0.81	$0.97	$1.50	$1.63
Diluted earnings per share	$0.80	$0.96	$1.49	$1.62

We excluded common stock-based awards for approximately 508,000 shares and 410,000 shares from the calculation of diluted earnings per share for the three months ended October 31, 2012 and 2013, respectively. We excluded common stock-based awards for approximately 534,000 shares and 412,000 shares from the calculation of diluted earnings per share for the six months ended October 31, 2012 and 2013, respectively. We excluded those awards because they were not dilutive for those periods under the treasury stock method.

5.    Contingencies
We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe these loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies are recorded as of October 31, 2013.

We have guaranteed the obligations of a third-party’s bank credit facility used in connection with its importation of our products in a foreign market. Our maximum exposure under the guarantee is approximately $47 million should the third-party importer default on its obligation, which we believe is unlikely. As of October 31, 2013, our exposure under the guarantee is approximately $45 million. Both the fair value and carrying amount of the guarantee are insignificant.

6.    Pension and Other Postretirement Benefits
The following table shows the components of the pension and other postretirement benefit cost recognized for our U.S. benefit plans during the periods covered by this report. Information about similar international plans is not presented due to immateriality.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions)	2012	2013	2012	2013
Pension Benefits:
Service cost	$5	$5	$10	$11
Interest cost	9	8	17	15
Expected return on plan assets	(10)	(10)	(20)	(20)
Amortization of net actuarial loss	7	8	14	16
Net cost	$11	$11	$21	$22

Other Postretirement Benefits:
Service cost	$—	$—	$1	$1
Interest cost	1	1	2	2
Net cost	$1	$1	$3	$3

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity.
The following table summarizes the assets and liabilities measured at fair value on a recurring basis:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
April 30, 2013:
Assets:
Currency derivatives	$—	$5	$—	$5
Liabilities:
Currency derivatives	—	4	—	4
Short-term borrowings	—	3	—	3
Current portion of long-term debt	—	2	—	2
Long-term debt	—	1,011	—	1,011
October 31, 2013:
Assets:
Currency derivatives	—	2	—	2
Liabilities:
Currency derivatives	—	10	—	10
Short-term borrowings	—	6	—	6
Current portion of long-term debt	—	1	—	1
Long-term debt	—	954	—	954

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

We measure some assets and liabilities at fair value on a nonrecurring basis. That is, we do not measure them at fair value on an ongoing basis, but we do adjust them to fair value in some circumstances (for example, when we determine that an asset is impaired). No material nonrecurring fair value measurements were required during the periods presented in these financial statements.

8.    Fair Value of Financial Instruments
The fair value of cash, cash equivalents, and short-term borrowings approximate the carrying amounts due to the short maturities of these instruments. We determine the fair value of derivative financial instruments and long-term debt as discussed in Note 7.

Below is a comparison of the fair values and carrying amounts of these instruments:

	April 30, 2013		October 31, 2013
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$204	$204	$192	$192
Currency derivatives	5	5	2	2
Liabilities:
Currency derivatives	4	4	10	10
Short-term borrowings	3	3	6	6
Current portion of long-term debt	2	2	1	1
Long-term debt	997	1,011	997	954

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

We had outstanding currency derivatives, related primarily to our euro, British pound, and Australian dollar exposures, with total notional amounts totaling $686 million at April 30, 2013 and $583 million at October 31, 2013.

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

From time to time, we manage our interest rate risk with swap contracts. However, no such swaps were outstanding at
April 30, 2013 or October 31, 2013.

The following tables present the amounts affecting our consolidated statements of operations for the periods covered by this report:

		Three Months Ended
		October 31,
(Dollars in millions)	Classification	2012	2013
Currency derivatives designated as cash flow hedge:
Net gain (loss) recognized in AOCI	n/a	$(14)	$(15)
Derivatives not designated as hedging instruments:
Currency derivatives – net gain (loss) recognized in income	Net sales	(1)	(5)
Currency derivatives – net gain (loss) recognized in income	Other income	2	—

		Six Months Ended
		October 31,
(Dollars in millions)	Classification	2012	2013
Currency derivatives designated as cash flow hedge:
Net gain (loss) recognized in AOCI	n/a	$(1)	$(5)
Net gain (loss) reclassified from AOCI into income	Net sales	1	1
Interest rate swaps designated as fair value hedges:
Net gain (loss) recognized in income	Interest expense	1	—
Derivatives not designated as hedging instruments:
Currency derivatives – net gain (loss) recognized in income	Net sales	(1)	(1)
Currency derivatives – net gain (loss) recognized in income	Other income	(2)	2
Commodity derivatives – net gain (loss) recognized in income	Cost of sales	4	—

We expect to reclassify $4 million of deferred net losses recorded in AOCI as of October 31, 2013, to earnings during the next 12 months. This reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur. The maximum term of our outstanding derivative contracts was 24 months at April 30, 2013 and 22 months at October 31, 2013.

The following table presents the fair values of our derivative instruments as of April 30, 2013 and October 31, 2013.

(Dollars in millions)	Classification	Fair value of derivatives in a gain position	Fair value of derivatives in a loss position
April 30, 2013:
Designated as cash flow hedges:
Currency derivatives	Other current assets	$6	$(3)
Currency derivatives	Other assets	2	—
Currency derivatives	Accrued expenses	2	(4)
Currency derivatives	Other liabilities	—	(1)
Not designated as hedges:
Currency derivatives	Accrued expenses	—	(1)
October 31, 2013:
Designated as cash flow hedges:
Currency derivatives	Other current assets	3	(2)
Currency derivatives	Other assets	1	(1)
Currency derivatives	Accrued expenses	2	(10)
Currency derivatives	Other liabilities	—	(2)
Not designated as hedges:
Currency derivatives	Other current assets	1	—

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

Some of our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. The aggregate fair value of all derivatives with creditworthiness requirements that were in a net liability position was $2 million at April 30, 2013 and $9 million at October 31, 2013.

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

(Dollars in millions)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet	Net Amounts
April 30, 2013:
Derivative assets	$10	$(5)	$5	$(2)	$3
Derivative liabilities	(9)	5	(4)	2	(2)
October 31, 2013:
Derivative assets	7	(5)	2	(1)	1
Derivative liabilities	(15)	5	(10)	1	(9)

No cash collateral was received or pledged related to our derivative contracts as of April 30, 2013 and October 31, 2013.

10.    Accumulated Other Comprehensive Income
The following table summarizes the changes in accumulated other comprehensive income (AOCI), net of tax, during the three months ended October 31, 2013:

(Dollars in millions)	Currency Translation Adjustments	Net Gain on Cash Flow Hedges	Postretirement Benefits Adjustments	Total
Balance at July 31, 2013	$(2)	$6	$(216)	$(212)
Other comprehensive income (loss) before reclassifications[1]	7	(10)	9	6
Amounts reclassified from AOCI	—	—	5	5
Net other comprehensive income (loss)	7	(10)	14	11
Balance at October 31, 2013	$5	$(4)	$(202)	$(201)
1Net of tax benefit (cost) of $(2), $5, and $(5) related to currency translation adjustments, cash flow hedges, and postretirement benefits adjustments, respectively.

The following table summarizes the changes in AOCI, net of tax, during the six months ended October 31, 2013:

(Dollars in millions)	Currency Translation Adjustments	Net Gain on Cash Flow Hedges	Postretirement Benefits Adjustments	Total
Balance at April 30, 2013	$10	$—	$(221)	$(211)
Other comprehensive income (loss) before reclassifications[1]	(5)	(3)	9	1
Amounts reclassified from AOCI	—	(1)	10	9
Net other comprehensive income (loss)	(5)	(4)	19	10
Balance at October 31, 2013	$5	$(4)	$(202)	$(201)
1Net of tax benefit (cost) of $(2), $2, and $(5) related to currency translation adjustments, cash flow hedges, and postretirement benefits adjustments, respectively.

The following table presents further information about amounts reclassified from AOCI during the three months ended October 31, 2013:

	Amount Reclassified from AOCI		Classification in Consolidated Statement of Operations
Amounts related to postretirement benefit plans:
Net actuarial gain (loss)	(8)	[1]
	3		Tax benefit (expense)
Total reclassifications	$(5)		Net of tax
1Amount is included in the net periodic benefit cost of pension and other postretirement benefits (as shown in Note 6).

The following table presents further information about amounts reclassified from AOCI during the six months ended October 31, 2013:

	Amount Reclassified from AOCI		Classification in Consolidated Statement of Operations
Net gain (loss) on cash flow hedges:
Currency derivatives	$1		Net sales
	—		Tax benefit (expense)
	1		Net of tax
Amounts related to postretirement benefit plans:
Net actuarial gain (loss)	(16)	[1]
	6		Tax benefit (expense)
	(10)		Net of tax
Total reclassifications	$(9)		Net of tax
1Amount is included in the net periodic benefit cost of pension and other postretirement benefits (as shown in Note 6).

11.    Subsequent Event
As announced on November 21, 2013, our Board of Directors increased our quarterly cash dividend on Class A and Class B common stock from $0.255 per share to $0.29 per share. Stockholders of record on December 4, 2013, will receive the cash dividend on December 27, 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition
and Results of  Operations

You should read the following discussion and analysis in conjunction with both our unaudited condensed consolidated financial statements and related notes included in Item 1 of this Quarterly Report and our 2013 Form 10-K. Note that the results of operations for the six months ended October 31, 2013, do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, “we,” “us,” and “our” refer to Brown-Forman Corporation.
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
“Constant currency” change is a non-GAAP measure that represents the percentage change in financial results reported in accordance with U.S. GAAP but with the cost or benefit of foreign exchange movements removed. We use this measure to understand changes in our business on a constant U.S. dollar basis, as fluctuations in exchange rates can distort the underlying change both positively and negatively. To neutralize the effect of foreign exchange fluctuations when comparing across periods, we translate current-year results at prior-year rates.
“Underlying” change is a non-GAAP measure that represents constant-currency change further adjusted for items that we believe do not reflect the underlying performance of our business. To calculate underlying change for the quarter and the six month period ended October 31, 2013, we adjust constant-currency change for estimated net changes in trade inventories, a measure which is defined below.
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

Results of Operations

Fiscal 2014 Year-to-Date Highlights
For the six months ended October 31, 2013, net sales increased 4% to $1,975 million (7% on an underlying basis), operating income increased 9% to $528 million (13% on an underlying basis) and diluted earnings per share increased 9% to $1.62 compared to $1.49 in the same period last year.

The following table highlights the worldwide results of our most significant brands for the six months ended October 31, 2013, compared to the same period last year. We discuss results of the brands most affecting our performance below the table. Our commentary relates to the six months ended October 31 unless otherwise indicated. Changes in net sales are presented on a reported, constant currency, and underlying basis.

	% Change vs. Six Months Ended October 31 Last Year
	Volume	Net Sales[1]
	Nine-Liter Cases	Reported	Constant Currency	Underlying
Jack Daniel's Family	4%	7%	8%	10%
Jack Daniel's Family of Whiskey Brands	7%	8%	9%	11%
Jack Daniel's RTDs/RTP[2]	—%	2%	7%	4%
New Mix RTDs[3]	(20%)	(14%)	(16%)	(16%)
Finlandia	2%	(1%)	(2%)	1%
Southern Comfort Family	(4%)	(6%)	(5%)	(4%)
Canadian Mist Family	1%	(1%)	(1%)	1%
Korbel Champagnes	4%	3%	3%	8%
El Jimador	(3%)	(3%)	(3%)	2%
Super-Premium Other[4]	4%	6%	6%	8%

1Please see the Basis of Presentation and Use of Non-GAAP Measures for additional information on our use of “constant currency” and “underlying,” including the reasons why we think this information is useful to readers.
2Jack Daniel’s RTD and RTP products include all RTD line extensions of Jack Daniel’s, such as Jack Daniel’s & Cola, Jack Daniel’s & Diet Cola, Jack & Ginger, Jack Daniel’s Country Cocktails, Gentleman Jack & Cola, and the seasonal Jack Daniel’s Winter Jack RTP.
3New Mix is an RTD brand produced and co-branded with el Jimador tequila..
4Includes Chambord liqueur and flavored vodka, Herradura, Sonoma-Cutrer, Tuaca, and Woodford Reserve.

•	Jack Daniel's family of brands volume and net sales grew. The most important factors leading to the increase in net sales on both a reported and an underlying basis were:

a.	higher pricing in many markets for several brands within the Jack Daniel's family, most notably in the United States for Jack Daniel's Tennessee Whiskey;

b.	higher demand leading to volume growth for Jack Daniel's Tennessee Whiskey in many European markets including the United Kingdom, Russia, France and Turkey;

c.	volume growth of Jack Daniel's Tennessee Honey in the United States and in several international expansion markets; and

d.	higher demand for Gentleman Jack in the United States and Australia.

Partially offsetting the increase in net sales on both a reported and an underlying basis were:

a.	lower demand in Australia for Jack Daniel's Tennessee Honey, which compared to high sales related to its launch in the same period last year;

b.	lower demand for Jack Daniel's Winter Jack RTP in Germany; and

c.	lower demand for Jack Daniel's Tennessee Whiskey in Spain.

•
Both volume and net sales of New Mix RTDs declined. The decreases were driven primarily by higher customer inventory levels at the beginning of the fiscal year. Customer inventories were much higher because of buy-ins at the end of fiscal 2013 ahead of price increases that took effect late in the fourth quarter of fiscal 2013. During the second quarter of fiscal 2014, customer inventories were reduced and normal trading resumed.

•
Finlandia volume and underlying net sales increased, while net sales on a reported basis declined. Underlying net sales grew in Russia, in the travel retail channel, and broadly across many markets in Central and Eastern Europe. The gains were partially offset by underlying net sales declines in in a few markets, including Poland, our most significant market for Finlandia, and the United States. In Poland, underlying net sales were negatively affected by customer buy-ins at the end of fiscal 2013 ahead of a price increase implemented at the beginning of the first quarter of 2014.

•
Southern Comfort family of brands volume and net sales declined, driven largely by volume losses in the United States and Australia partially offset by volume increases in Germany, the United Kingdom and South Africa. The year-to-date decline was driven by lower consumer demand for Southern Comfort in the U.S. on-premise channel, which weakened compared to the same period last year. In addition, Southern Comfort family sales in the United States in the same period last year included the launch of a flavored line extension, which increased the difficulty of the same period comparison.

•
Our Super-Premium Other brands grew both volume and net sales. Volume and net sales growth rates accelerated during the second quarter, driven by higher growth rates for Woodford Reserve, Sonoma-Cutrer and Herradura. In the six months ended October 31, 2013, Woodford Reserve grew volume 26% compared to the same period last year and delivered similarly strong double-digit net sales growth on both a reported and an underlying basis. Sonoma-Cutrer wines and Herradura both grew volume and net sales while Tuaca and Chambord both registered volume and net sales declines in the six months ended October 31, 2013.

On a geographic basis, reported and underlying net sales grew in several markets including the United States, the United Kingdom, Russia, Turkey and France. Underlying net sales increased in Australia, but declined on a reported basis driven by a weaker Australian Dollar. Reported and underlying net sales gains were partially offset by declines in Mexico, Poland and Spain.

Growth of used barrels sales, mostly to customers outside the United States, was also a driver of net sales growth.

Second Quarter Fiscal 2014 Compared to Second Quarter Fiscal 2013

A summary of our operating performance (dollars expressed in millions, except per share amounts) is presented below.

	Three Months Ended
	October 31,
	2012	2013	Change
Net sales	$1,014	$1,079	6%
Excise taxes	237	246	4%
Cost of sales	252	257	2%
Gross profit	525	576	10%
Advertising expenses	107	111	4%
Selling, general, and administrative expenses	159	162	2%
Other expense (income), net	(3)	(8)
Operating income	262	311	19%
Interest expense, net	4	6
Income before income taxes	258	305	18%
Income taxes	85	99
Net income	173	206	19%

Gross margin	51.7%	53.4%
Operating margin	25.9%	28.8%

Effective tax rate	32.8%	32.4%

Earnings per share:
Basic	$0.81	$0.97	19%
Diluted	0.80	0.96	19%

In the second quarter of fiscal 2014, reported net sales were $1,079 million, an increase of $65 million or 6%, while underlying net sales grew 8% compared to the same period last year. Reported net sales growth was reduced by unfavorable foreign exchange movement and a decrease in estimated net trade inventories. Of the 8% increase in underlying net sales, we estimate that about three percentage points were attributable to better price/mix across our brands and geographies. The primary factors contributing to growth in underlying net sales were:

a.	volume gains on Jack Daniel's Tennessee Whiskey in the United Kingdom, Australia, France and Russia;

b.	higher pricing on Jack Daniel's Tennessee Whiskey in the United States;

c.	double-digit volume gains on Jack Daniel's Tennessee Honey in the United States and the United Kingdom, plus volume gains from new introductions of the brand in Germany and Mexico; and

d.	volume growth of our super-premium whiskey brands, most notably Woodford Reserve and Gentleman Jack, as these brands continue to grow in response to our higher investments.

Net sales for the Southern Comfort family of brands declined in the United States and its key international markets during the second quarter of fiscal 2014 as the brand faced reduced consumer demand, strong competition from flavored spirits, and a declining on-premise channel in the United States.

On a geographic basis, growth was broad-based in the second quarter, led by the United Kingdom, the United States, Australia, Russia, the travel retail channel, France and Brazil. A few markets, including Germany and Poland, registered net sales declines in the second quarter.

The following table shows the major factors influencing the change in net sales for the second quarter of fiscal 2014:

Change vs. Prior Period
· Underlying change in net sales	8%
· Foreign exchange	(1%)
· Estimated net change in trade inventories	(1%)
Reported change in net sales	6%

Cost of sales was $257 million in the second quarter of fiscal 2014, an increase of $5 million, or 2%, while underlying cost of sales grew 4% compared to the same period last year. A decrease in estimated net trade inventories reduced reported cost of sales in the second quarter compared to the same period last year. Higher volume for certain brands, a shift in portfolio mix to higher cost per unit products, and higher value-added package expense contributed to cost increases. Input costs were essentially flat.

The following table highlights the major changes in cost of sales for the second quarter of fiscal 2014:

Change vs. Prior Period
· Underlying change in cost of sales	4%
· Foreign exchange	—%
· Estimated net change in trade inventories	(2%)
Reported change in cost of sales	2%

Gross profit was $576 million in the second quarter of fiscal 2014, an increase of $51 million, or 10%, compared to the same period last year, while underlying gross profit growth was approximately the same. The same factors that drove underlying net sales growth during the second quarter also drove underlying gross profit growth, while higher costs partially offset the underlying gross profit gains. Higher pricing, particularly for Jack Daniel's Tennessee Whiskey in the United States and Finlandia Vodka in Poland, and a favorable portfolio mix were the drivers of the increase in gross margin of 1.7 percentage points to 53.4% for the quarter compared to the same period last year.

The following table shows the major factors influencing the change in gross profit for the second quarter of fiscal 2014:

	Change vs. Prior Period
· Underlying change in gross profit	10%
· Foreign exchange	(1%)
· Estimated net change in trade inventories	—%
Reported change in gross profit	10%	*

*Total differs because of rounding

Advertising expenses increased $4 million, or 4%, on a reported basis in the second quarter compared to the same period last year, and 5% on an underlying basis as foreign exchange positively affected reported expenses. The increase in underlying advertising expense was driven by the following incremental investments in the quarter compared to the same period last year:

a.	increased advertising for Southern Comfort in several key markets including Germany, the United States, and the United Kingdom;

b.	increased advertising expense for our premium tequila brands, Herradura and el Jimador, in key markets including the United States and Mexico;

c.	increased advertising to support the growth of certain super-premium line extensions from the Jack Daniel's family, including Gentleman Jack; and

d.	advertising to support Jack Daniel's Tennessee Honey in select markets where the brand was introduced during fiscal 2014.

Selling, general and administrative expenses increased $3 million, or 2%, on both a reported and an underlying basis during the quarter. Higher expenses were primarily driven by higher salary and benefit-related expenses across our business. In addition, the increase reflected investments made in our organizational capabilities for our France country team, as we added personnel ahead of the January 2014 route-to-consumer change.

Reported operating income of $311 million increased by $49 million, or 19%, in the second quarter of fiscal 2014 compared to the same period last year, while underlying operating income increased by 21%. Reported operating income was reduced by a decrease in estimated net trade inventories compared to the same period last year. Underlying operating income growth was driven by the same factors that contributed to higher underlying sales growth, while higher underlying costs of sales and operating expenses (advertising and selling, general, and administrative) partially offset these gains.

The following table highlights the major factors influencing the change in operating income for the second quarter of 2014:

Change vs. Prior Period
· Underlying change in operating income	21%
· Foreign exchange	—%
· Estimated net change in trade inventories	(2%)
Reported change in operating income	19%

The effective tax rate in the second quarter of fiscal 2014 was 32.4% compared to 32.8% in the second quarter last year. The decrease was driven by a larger benefit from our lower-taxed foreign earnings and a reduction in state taxes, partially offset by an increase in tax expense related to discrete items arising during the second quarter this year.

Diluted earnings per share of $0.96 for the second quarter of fiscal 2014 increased 19% from the $0.80 earned in the same period last year. The increase resulted from the same factors that contributed to the increase in reported operating income and the lower effective tax rate during the quarter this year. The increase in diluted earnings per share was partially offset by higher interest expense, which was driven by higher average net debt outstanding during the second quarter compared to the same period last year.

Six Months Fiscal 2014 Compared to Six Months Fiscal 2013

A summary of our operating performance (dollars expressed in millions, except per share amounts) is presented below.

	Six Months Ended
	October 31,
	2012	2013	Change
Net sales	$1,892	$1,975	4%
Excise taxes	449	455	1%
Cost of sales	454	467	3%
Gross profit	989	1,053	7%
Advertising expenses	199	214	8%
Selling, general, and administrative expenses	308	318	3%
Other expense (income), net	(2)	(7)
Operating income	484	528	9%
Interest expense, net	10	12
Income before income taxes	474	516	9%
Income taxes	154	167
Net income	320	349	9%

Gross margin	52.3%	53.3%
Operating margin	25.6%	26.7%

Effective tax rate	32.5%	32.4%

Earnings per share:
Basic	$1.50	$1.63	9%
Diluted	1.49	1.62	9%

For the six months ended October 31, 2013, net sales were $1,975 million, an increase of $83 million or 4%, while underlying net sales grew 7% compared to the same period last year. Reported net sales were reduced by unfavorable foreign exchange movement and a decrease in estimated trade inventories. Of the 7% increase in underlying net sales, we estimate that approximately three percentage points were attributable to better price/mix across our brands and geographies. The primary factors contributing to growth in underlying net sales were:

a.	volume gains driven by higher consumer demand for Jack Daniel's Tennessee Whiskey in many markets, including most importantly the United Kingdom, Russia, France, Turkey and Brazil;

b.	higher pricing of Jack Daniel's Tennessee Whiskey in many markets but most importantly the United States;

c.	double-digit volume gains on Jack Daniel's Tennessee Honey in the United States and the United Kingdom, plus volume gains from new introductions of the brand in many markets worldwide; and

d.	volume growth of our super-premium whiskeys, most notably Woodford Reserve in the United States and Gentleman Jack in both the United States and Australia.

The primary factors partially offsetting the growth in underlying sales were:

a.	declining volume for the Southern Comfort family of brands in the United States,

b.	declining volume of the el Jimador New Mix RTDs in Mexico, and

c.	lower volume of Jack Daniel's Tennessee Honey in Australia.

On a geographic basis, growth was broad-based and led by the United States, the United Kingdom, Russia, Turkey, Australia and France. Only a few markets registered declining underlying net sales, including Mexico, Poland and Spain.

The following table shows the major factors influencing the change in net sales for the six months ended October, 31, 2013:

Change vs. Prior Period
· Underlying change in net sales	7%
· Foreign exchange	(1%)
· Estimated net change in trade inventories	(2%)
Reported change in net sales	4%

Cost of sales was $467 million for the six months ended October 31, 2013, an increase of $13 million, or 3%, while underlying cost of sales grew 5% compared to the same period last year. Reported cost of sales were favorably affected by foreign exchange and a reduction in estimated net change in trade inventories. A shift in portfolio mix to higher cost brands, higher value-added package expense, and higher volume for some brands were the primary drivers of the increase in underlying cost of sales for the period. Transportation and input costs, including grain and glass, increased in the low single-digits during the period.

The following table highlights the major increases in cost of sales for the six months ended October, 31, 2013:

	Change vs. Prior Period
· Underlying change in cost of sales	5%
· Foreign exchange	(1%)
· Estimated net change in trade inventories	(2%)
Reported change in cost of sales	3%	*

*Total differs because of rounding

Gross profit was $1,053 million for the six months ended October 31, 2013, an increase of $64 million, or 7%, compared to the same period last year, while underlying gross profit increased by 8%. Reported gross profit was reduced by a decrease in estimated net trade inventory levels. The same factors that drove the increase in underlying net sales for the six months also contributed to the underlying growth in gross profit for the same period. Similarly, the same factors that contributed to the increase in cost of goods on an underlying basis through October partially offset the underlying growth in net sales for the six month period. Higher pricing and a favorable portfolio mix were the drivers of the one percentage point increase in gross margin to 53.3% for the six month period ended October 31, 2013, compared to the same period last year.

The following table shows the major factors influencing the change in gross profit for the six months ended October, 31, 2013:

	Change vs. Prior Period
· Underlying change in gross profit	8%
· Foreign exchange	—%
· Estimated net change in trade inventories	(2%)
Reported change in gross profit	7%	*

*Total differs because of rounding

Advertising expenses increased $15 million, or 8%, on both a reported and an underlying basis for the six month period ended October 31, 2013, compared to same period last year. The increase reflects higher investments during the period compared to the same period last year across our portfolio, but driven primarily by the following:

a.	increased advertising expense to support Southern Comfort's “Whatever's Comfortable” campaign in key markets, including Germany, the United States, Australia and the United Kingdom;

b.
increased advertising to support new and recent innovations from the Jack Daniel's family of brands, including increased advertising expense for Jack Daniel's Tennessee Honey in markets where the brand was launched during fiscal 2014; and

c.	increased advertising to support the global growth of our super-premium whiskeys, including notably Gentleman Jack and Woodford Reserve.

Selling, general and administrative expenses increased $10 million, or 3%, in the six months ended October 31, 2013, compared to the same period last year. Underlying selling, general and administrative expenses increased 4%, as reported expenses were reduced by favorable foreign exchange. The drivers of higher underlying expense compared to the same period last year were (a) higher salary and benefit related expenses across our business, and (b) higher investments in our organizational capabilities for France as we build our team ahead of the January 2014 route-to-consumer change.

Operating income of $528 million increased $44 million, or 9%, on a reported basis, while underlying operating income increased by 13% compared to the same period last year. Reported operating income benefited from favorable foreign exchange but was reduced by the impact of a reduction in estimated net trade inventories compared to the same period last year. The underlying growth in operating income was driven by higher volumes for certain brands, the benefit of price increases, and a more profitable product mix. An increase in cost of sales and operating expenses (advertising expenses plus selling, general, and administrative expenses) only partially offset these gains.

The following table highlights the major factors influencing the change in operating income for the six months ended
October 31, 2013:

	Change vs. Prior Period
· Underlying change in operating income	13%
· Foreign exchange	1%
· Estimated net change in trade inventories	(4%)
Reported change in operating income	9%	*

*Total differs because of rounding

The effective tax rate for six months ended October 31, 2013, was 32.4% compared to 32.5% reported in the same period last year. The decrease in our effective tax rate is primarily attributable to a reduction in state taxes and a larger benefit from our lower-taxed foreign earnings, partially offset by an increase in tax expense related to discrete items arising during the period.
Diluted earnings per share of $1.62 for the six months ended October, 31, 2013, increased 9% from the $1.49 earned in the same period last year. This increase resulted from the same factors that generated operating income growth for the six month period and the the reduction in the effective tax rate. The increase in diluted earnings per share was partially offset by higher interest expense, which was driven by a higher average net debt outstanding during the six months ended October 31, 2013, compared to the same period last year.

Full-Year Outlook

Our fiscal 2014 outlook remains unchanged from the diluted earnings per share guidance range provided in early June of $2.80 to $3.00. We continue to expect high single-digit growth in underlying net sales, which would result in expected underlying operating income growth between 9% and 11%. Our guidance range includes expected unfavorable effects totaling $0.06 per diluted share related to the expected decrease in net inventories related to our route-to-consumer change in France on January 1, 2014. Our outlook also reflects our expectation of somewhat higher operating expense growth in the second half of fiscal 2014 driven in part by our route-to-consumer transition in France.

Liquidity and Financial Condition

Cash and cash equivalents decreased $12 million during the six months ended October 31, 2013, compared to an increase of $31 million during the same period last year. Cash provided by operations of $201 million, was up $36 million from the same period last year, due primarily to higher earnings. Cash used for investing activities was $60 million during the six months ended October 31, 2013, compared to $39 million for the prior year period. The $21 million increase reflects a higher level of capital spending, largely related to a new cooperage facility under construction in Decatur, Alabama. Cash used for financing activities was $59 million more than the same period last year, largely reflecting $49 million in share repurchases (including $47 million under the repurchase program discussed below) and a $9 million increase in dividend payments. The impact on cash and cash equivalents as a result of exchange rate changes was negligible for both periods.

We have access to several liquidity sources to supplement our cash flow from operations. Our commercial paper program continues to fund our short-term credit needs. This program is supported by our $800 million bank credit facility. On November 20, 2013, we extended the bank credit facility for an additional year under the terms of the agreement. The bank credit facility, which is currently unused, is now scheduled to terminate on November 20, 2018. We could also satisfy our liquidity needs by drawing on the facility. Under extreme market conditions, one or more participating banks may not be able to fully fund this credit facility. In addition to our cash flow from operations, we believe that the markets for investment-grade bonds and private placements are very accessible and provide a source of long-term financing that could provide for any additional liquidity needs.

We have high credit standards when initiating transactions with counterparties and closely monitor our counterparty risks with respect to our cash balances and derivative contracts. If a counterparty's credit quality were to deteriorate below our credit standards, we would either liquidate exposures or require the counterparty to post appropriate collateral.

As of October 31, 2013, we had total cash and cash equivalents of $192 million. Of this amount, $102 million was held by foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We intend to use the cash generated by those foreign subsidiaries to fund our international operations and do not expect to need that cash to fund our domestic operations. However, in the unforeseen event that we repatriate cash from those foreign subsidiaries, we would be required to provide for and pay U.S. taxes on permanently repatriated funds.

As we announced on September 25, 2013, our Board of Directors has authorized us to repurchase up to $250 million of our outstanding Class A and Class B common shares from October 1, 2013, through September 30, 2014, subject to market and other conditions. Under this program, we may repurchase shares from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws. We may modify, suspend, or terminate this repurchase program at any time without prior notice. As of October 31, 2013, we have repurchased a total of 686,272 shares (24,800 of Class A and 661,472 of Class B) under this program for approximately $47 million. The average repurchase price per share, including broker commissions, was $68.03 for Class A and $69.04 for Class B.

As announced on November 21, 2013, our Board of Directors increased our quarterly cash dividend on Class A and Class B common stock from $0.255 per share to $0.29 per share. Stockholders of record on December 4, 2013, will receive the cash dividend on December 27, 2013.

We believe our current liquidity position is strong and sufficient to meet all of our financial commitments for the foreseeable future. Our $800 million bank credit facility's quantitative covenant requires our ratio of consolidated EBITDA (as defined in the agreement) to consolidated interest expense to be at least 3 to 1. At October 31, 2013, with a ratio of 26 to 1, we were well within the covenant's parameters.

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

Item 4.  Controls and Procedures
The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) of Brown-Forman (its principal executive and principal financial officers) have evaluated the effectiveness of the company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 [Exchange Act]) as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that the company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by the company in such reports is accumulated and communicated to the company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in the company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about shares of our common stock that we acquired during the quarter ended
October 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 1, 2013 - August 31, 2013	—	—	—	—
September 1, 2013 - September 30, 2013	—	—	—	$250,000,000
October 1, 2013 - October 31, 2013	686,272	$69.00	686,272	$202,600,000
Total	686,272	$69.00	686,272

As we announced on September 25, 2013, our Board of Directors has authorized us to repurchase up to $250 million of our outstanding Class A and Class B common shares from October 1, 2013, through September 30, 2014, subject to market and other conditions. The shares presented in the above table were acquired as part of this repurchase program.

Item 6.  Exhibits
The following documents are filed with this Report:

10	Amendment No. 1 to Five-Year Credit Agreement.
31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (not considered to be filed).
101
The following materials from Brown-Forman Corporation's Quarterly Report on Form 10-Q for the quarter ended October 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (a) Condensed Consolidated Statements of Operations, (b) Condensed Consolidated Statements of Comprehensive Income, (c) Condensed Consolidated Balance Sheets, (c) Condensed Consolidated Statements of Cash Flows, and (d) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN-FORMAN CORPORATION
(Registrant)

Date:	December 4, 2013	By:	/s/ Donald C. Berg
Donald C. Berg
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)