Form 10-Q
period 2014-01-31
BROWN FORMAN CORP
filed 2014-03-06
CIK 14693

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2014
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  February 28, 2014

Class A Common Stock ($.15 par value, voting)	84,462,242
Class B Common Stock ($.15 par value, nonvoting)	128,823,272

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2014	2013	2014
Net sales	$1,027	$1,078	$2,919	$3,053
Excise taxes	280	296	730	751
Cost of sales	240	250	694	717
Gross profit	507	532	1,495	1,585
Advertising expenses	111	116	309	329
Selling, general, and administrative expenses	162	161	470	479
Other expense (income), net	(3)	—	(5)	(6)
Operating income	237	255	721	783
Interest income	1	—	2	2
Interest expense	9	6	19	20
Income before income taxes	229	249	704	765
Income taxes	72	72	226	239
Net income	$157	$177	$478	$526
Earnings per share:
Basic	$0.74	$0.83	$2.24	$2.46
Diluted	$0.73	$0.82	$2.22	$2.45
Cash dividends per common share:
Declared	$4.510	$0.580	$4.977	$1.090
Paid	$4.255	$0.290	$4.722	$0.800
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2014	2013	2014
Net income	$157	$177	$478	$526
Other comprehensive income (loss), net of tax:
Currency translation adjustments	14	(14)	13	(19)
Cash flow hedge adjustments	(2)	7	(3)	3
Postretirement benefits adjustments	5	5	14	24
Net other comprehensive income (loss)	17	(2)	24	8
Comprehensive income	$174	$175	$502	$534
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions)

	April 30, 2013	January 31, 2014
Assets
Cash and cash equivalents	$204	$287
Accounts receivable, less allowance for doubtful accounts of $9 and $9 at April 30 and January 31, respectively	548	679
Inventories:
Barreled whiskey	456	489
Finished goods	177	188
Work in process	137	145
Raw materials and supplies	57	51
Total inventories	827	873
Current deferred tax assets	29	56
Other current assets	213	208
Total current assets	1,821	2,103
Property, plant and equipment, net	450	497
Goodwill	617	619
Other intangible assets	668	670
Deferred tax assets	14	16
Other assets	56	88
Total assets	$3,626	$3,993
Liabilities
Accounts payable and accrued expenses	$451	$452
Dividends payable	—	62
Accrued income taxes	10	74
Current deferred tax liabilities	7	7
Short-term borrowings	3	9
Current portion of long-term debt	2	—
Total current liabilities	473	604
Long-term debt	997	997
Deferred tax liabilities	180	97
Accrued pension and other postretirement benefits	280	245
Other liabilities	68	161
Total liabilities	1,998	2,104
Commitments and contingencies
Stockholders’ Equity
Common stock:
Class A, voting (85,000,000 shares authorized; 85,000,000 shares issued)	13	13
Class B, nonvoting (400,000,000 shares authorized; 142,313,000 shares issued)	21	21
Additional paid-in capital	71	80
Retained earnings	2,500	2,777
Accumulated other comprehensive income (loss), net of tax	(211)	(203)
Treasury stock, at cost (13,606,000 and 14,044,000 shares at April 30 and January 31, respectively)	(766)	(799)
Total stockholders’ equity	1,628	1,889
Total liabilities and stockholders’ equity	$3,626	$3,993
 See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Nine Months Ended
	January 31,
	2013	2014
Cash flows from operating activities:
Net income	$478	$526
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	36	36
Stock-based compensation expense	7	9
Deferred income taxes	29	(22)
Changes in assets and liabilities	(183)	(159)
Cash provided by operating activities	367	390
Cash flows from investing activities:
Additions to property, plant, and equipment	(59)	(87)
Computer software expenditures	—	(2)
Cash used for investing activities	(59)	(89)
Cash flows from financing activities:
Net increase in short-term borrowings	6	8
Repayment of long-term debt	(3)	(2)
Proceeds from long-term debt	748	—
Debt issuance costs	(7)	—
Net payments related to exercise of stock-based awards	(15)	(9)
Excess tax benefits from stock-based awards	18	9
Acquisition of treasury stock	—	(49)
Dividends paid	(1,008)	(171)
Cash used for financing activities	(261)	(214)
Effect of exchange rate changes on cash and cash equivalents	2	(4)
Net increase (decrease) in cash and cash equivalents	49	83
Cash and cash equivalents, beginning of period	338	204
Cash and cash equivalents, end of period	$387	$287
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

2.    Inventories
We use the last-in, first-out (LIFO) method to determine the cost of most of our inventories. If the LIFO method had not been used, inventories at current cost would have been $209 million higher than reported as of April 30, 2013, and $214 million higher than reported as of January 31, 2014. Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

3.    Income Taxes
Our consolidated interim effective tax rate is based upon our expected annual operating income, statutory tax rates, and income tax laws in the various jurisdictions in which we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. The effective tax rate of 31.2% for the nine months ended January 31, 2014, is based on an expected tax rate of 31.6% on ordinary income for the full fiscal year, as adjusted for the recognition of net tax expense related to discrete items arising during the period and interest on previously provided tax contingencies. Our expected tax rate includes current fiscal year additions for existing tax contingency items.

We believe there will be no material change in our gross unrecognized tax benefits in the next 12 months.

We file income tax returns in the United States, including several state and local jurisdictions, as well as in several other countries in which we conduct business. The major jurisdictions and their earliest fiscal years that are currently open for tax examinations are 2006 in the United States, 2012 in the United Kingdom, 2010 in Ireland and Italy, 2009 in Australia and Poland, 2008 in Finland, and 2002 in Mexico. The audit of our fiscal 2012 U.S. federal tax return was concluded during the current fiscal year.  In addition, we are participating in the Internal Revenue Service’s Compliance Assurance Program for our fiscal 2013 and 2014 tax years.

During the quarter ended January 31, 2014, we deferred a tax benefit of $95 million that resulted primarily from the release of certain deferred tax liabilities in connection with an intercompany transfer of assets. The deferred benefit, which is included in "other liabilities" on the accompanying condensed consolidated balance sheet as of January 31, 2014, will be amortized to tax expense for financial reporting purposes under Accounting Standard Codification (“ASC”) 740-10-25-3(e) (Income Taxes) and ASC 810-45-8 (Consolidation) over approximately six years.

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

The following table presents information concerning basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions, except per share amounts)	2013	2014	2013	2014
Net income available to common stockholders	$157	$177	$478	$526
Share data (in thousands):
Basic average common shares outstanding	213,459	213,151	213,301	213,493
Dilutive effect of stock-based awards	1,592	1,641	1,612	1,623
Diluted average common shares outstanding	215,051	214,792	214,913	215,116

Basic earnings per share	$0.74	$0.83	$2.24	$2.46
Diluted earnings per share	$0.73	$0.82	$2.22	$2.45

We excluded common stock-based awards for approximately 524,000 shares and 410,000 shares from the calculation of diluted earnings per share for the three months ended January 31, 2013 and 2014, respectively. We excluded common stock-based awards for approximately 531,000 shares and 411,000 shares from the calculation of diluted earnings per share for the nine months ended January 31, 2013 and 2014, respectively. We excluded those awards because they were not dilutive for those periods under the treasury stock method.

5.    Commitments and Contingencies
We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe these loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies are recorded as of January 31, 2014.

We have guaranteed the repayment by a third-party importer of its obligation under a bank credit facility that it uses in connection with its importation of our products in a foreign market. If the importer were to default on that obligation, which we believe is unlikely, our maximum possible exposure under the existing terms of the guaranty would be approximately $43 million (subject to changes in foreign currency exchange rates). Both the fair value and carrying amount of the guaranty are insignificant.

As of January 31, 2014, our actual exposure under the guaranty of the importer's obligation is approximately $12 million. We also have trade receivables from that importer of approximately $32 million at that date, which we expect to collect in full and according to agreed-upon terms.

6.    Pension and Other Postretirement Benefits
The following table shows the components of the pension and other postretirement benefit cost recognized for our U.S. benefit plans during the periods covered by this report. Information about similar international plans is not presented due to immateriality.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions)	2013	2014	2013	2014
Pension Benefits:
Service cost	$5	$5	$15	$16
Interest cost	9	8	26	23
Expected return on plan assets	(10)	(10)	(31)	(30)
Amortization of:
Prior service cost	—	—	1	1
Net actuarial loss	7	8	21	23
Net cost	$11	$11	$32	$33

Other Postretirement Benefits:
Service cost	$—	$—	$1	$1
Interest cost	1	1	2	3
Amortization of prior service cost	—	—	1	—
Net cost	$1	$1	$4	$4

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
April 30, 2013:
Assets:
Currency derivatives	$—	$5	$—	$5
Liabilities:
Currency derivatives	—	4	—	4
Short-term borrowings	—	3	—	3
Current portion of long-term debt	—	2	—	2
Long-term debt	—	1,011	—	1,011
January 31, 2014:
Assets:
Currency derivatives	—	11	—	11
Liabilities:
Currency derivatives	—	2	—	2
Short-term borrowings	—	9	—	9
Long-term debt	—	952	—	952

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

Below is a comparison of the fair values and carrying amounts of these instruments:

	April 30, 2013		January 31, 2014
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$204	$204	$287	$287
Currency derivatives	5	5	11	11
Liabilities:
Currency derivatives	4	4	2	2
Short-term borrowings	3	3	9	9
Current portion of long-term debt	2	2	—	—
Long-term debt	997	1,011	997	952

9.    Derivative Financial Instruments
Our multinational business exposes us to global market risks, including the effect of fluctuations in currency exchange rates, commodity prices, and interest rates. We use derivatives to help manage financial exposures that occur in the normal course of business. We formally document the purpose of each derivative contract, which includes linking the contract to the financial exposure it is designed to mitigate. We do not hold or issue derivatives for trading or speculative purposes.

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

We had outstanding currency derivatives, related primarily to our euro, British pound, and Australian dollar exposures, with total notional amounts totaling $686 million at April 30, 2013 and $1,042 million at January 31, 2014.

We use forward purchase contracts with suppliers to protect against corn price volatility. We expect to physically take delivery of the corn underlying each contract and use it for production over a reasonable period of time. Accordingly, we account for these contracts as normal purchases rather than derivative instruments.

From time to time, we manage our interest rate risk with swap contracts. However, no such swaps were outstanding at
April 30, 2013 or January 31, 2014.

The following tables present the amounts affecting our consolidated statements of operations for the periods covered by this report:

		Three Months Ended
		January 31,
(Dollars in millions)	Classification	2013	2014
Currency derivatives designated as cash flow hedge:
Net gain (loss) recognized in AOCI	n/a	$(4)	$10
Net gain (loss) reclassified from AOCI into income	Net sales	(1)	(1)
Derivatives not designated as hedging instruments:
Currency derivatives – net gain (loss) recognized in income	Net sales	(1)	5
Currency derivatives – net gain (loss) recognized in income	Other income	1	2

		Nine Months Ended
		January 31,
(Dollars in millions)	Classification	2013	2014
Currency derivatives designated as cash flow hedge:
Net gain (loss) recognized in AOCI	n/a	$(6)	$5
Net gain (loss) reclassified from AOCI into income	Net sales	(1)	—
Interest rate swaps designated as fair value hedges:
Net gain (loss) recognized in income	Interest expense	1	—
Derivatives not designated as hedging instruments:
Currency derivatives – net gain (loss) recognized in income	Net sales	(2)	4
Currency derivatives – net gain (loss) recognized in income	Other income	(1)	4
Commodity derivatives – net gain (loss) recognized in income	Cost of sales	4	—

We expect to reclassify $4 million of deferred net gains recorded in AOCI as of January 31, 2014, to earnings during the next 12 months. This reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur. The maximum term of our outstanding derivative contracts was 24 months at April 30, 2013 and 27 months at January 31, 2014.

The following table presents the fair values of our derivative instruments as of April 30, 2013 and January 31, 2014.

(Dollars in millions)	Classification	Fair value of derivatives in a gain position	Fair value of derivatives in a loss position
April 30, 2013:
Designated as cash flow hedges:
Currency derivatives	Other current assets	$6	$(3)
Currency derivatives	Other assets	2	—
Currency derivatives	Accrued expenses	2	(4)
Currency derivatives	Other liabilities	—	(1)
Not designated as hedges:
Currency derivatives	Accrued expenses	—	(1)
January 31, 2014:
Designated as cash flow hedges:
Currency derivatives	Other current assets	11	(3)
Currency derivatives	Other assets	3	(1)
Currency derivatives	Accrued expenses	2	(4)
Currency derivatives	Other liabilities	1	(1)
Not designated as hedges:
Currency derivatives	Other current assets	1	—

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

Some of our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. The aggregate fair value of all derivatives with creditworthiness requirements that were in a net liability position was $2 million at April 30, 2013 and $2 million at January 31, 2014.

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

(Dollars in millions)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet	Net Amounts
April 30, 2013:
Derivative assets	$10	$(5)	$5	$(2)	$3
Derivative liabilities	(9)	5	(4)	2	(2)
January 31, 2014:
Derivative assets	17	(6)	11	—	11
Derivative liabilities	(8)	6	(2)	—	(2)

No cash collateral was received or pledged related to our derivative contracts as of April 30, 2013 and January 31, 2014.

10.    Accumulated Other Comprehensive Income
The following table summarizes the changes in accumulated other comprehensive income (AOCI), net of tax, during the three months ended January 31, 2014:

(Dollars in millions)	Currency Translation Adjustments	Cash Flow Hedge Adjustments	Postretirement Benefits Adjustments	Total
Balance at October 31, 2013	$5	$(4)	$(202)	$(201)
Other comprehensive income (loss) before reclassifications[1]	(14)	6	—	(8)
Amounts reclassified from AOCI	—	1	5	6
Net other comprehensive income (loss)	(14)	7	5	(2)
Balance at January 31, 2014	$(9)	$3	$(197)	$(203)
1Net of tax benefit (cost) of $2, $(4), and $0 related to currency translation, cash flow hedges, and postretirement benefits, respectively.

The following table summarizes the changes in AOCI, net of tax, during the nine months ended January 31, 2014:

(Dollars in millions)	Currency Translation Adjustments	Cash Flow Hedge Adjustments	Postretirement Benefits Adjustments	Total
Balance at April 30, 2013	$10	$—	$(221)	$(211)
Other comprehensive income (loss) before reclassifications[1]	(19)	3	9	(7)
Amounts reclassified from AOCI	—	—	15	15
Net other comprehensive income (loss)	(19)	3	24	8
Balance at January 31, 2014	$(9)	$3	$(197)	$(203)
1Net of tax benefit (cost) of $0, $(2), and $(5) related to currency translation, cash flow hedges, and postretirement benefits, respectively.

The following table presents further information about amounts reclassified from AOCI during the three months ended January 31, 2014:

	Amount Reclassified from AOCI		Classification in Consolidated Statement of Operations
Net gain (loss) on cash flow hedges:
Currency derivatives	$(1)		Net sales
	—		Tax benefit (expense)
	(1)		Net of tax
Amounts related to postretirement benefit plans:
Net actuarial gain (loss)	(8)	[1]
Insignificant items	(1)
	(9)		Total before tax
	4		Tax benefit (expense)
	(5)		Net of tax
Total reclassifications	$(6)		Net of tax
1Amount is included in the net periodic benefit cost of pension and other postretirement benefits (as shown in Note 6).

The following table presents further information about amounts reclassified from AOCI during the nine months ended January 31, 2014:

	Amount Reclassified from AOCI		Classification in Consolidated Statement of Operations
Amounts related to postretirement benefit plans:
Prior service cost	(1)	[1]
Net actuarial gain (loss)	(23)	[1]
Insignificant items	(1)
	(25)		Total before tax
	10		Tax benefit (expense)
	(15)		Net of tax
Total reclassifications	$(15)		Net of tax
1Amount is included in the net periodic benefit cost of pension and other postretirement benefits (as shown in Note 6).

11.    Cash Dividends
Cash dividends declared and paid on Class A and Class B common stock during the nine months ended January 31, 2013, included a special cash dividend of $4.00 per share in addition to regular quarterly cash dividends.

Item 2.  Management’s Discussion and Analysis of Financial Condition
and Results of  Operations

You should read the following discussion and analysis in conjunction with both our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report and our 2013 Form 10-K. Note that the results of operations for the nine months ended January 31, 2014, do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, “we,” “us,” and “our” refer to Brown-Forman Corporation.
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
“Underlying” change is a non-GAAP measure that represents constant-currency change further adjusted for items that we believe do not reflect the underlying performance of our business. To calculate underlying change for the quarter and the nine month period ended January 31, 2014, we adjust constant-currency change for estimated net changes in trade inventories, a measure which is defined below.
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

Important Information on Forward-Looking Statements:
This report contains statements, estimates, and projections that are “forward-looking statements” as defined under U.S. federal securities laws. Words such as “aim,” “anticipate,” “aspire,” “believe,” “continue,” “could,” “envision,” “estimate,” “expect,” “expectation,” “intend,” “may,” “plan,” “potential,” “project,” “pursue,” “see,” “seek,” “should,” “will,” “will continue,” and similar words identify forward-looking statements, which speak only as of the date we make them. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.  By their nature, forward-looking statements involve risks, uncertainties and other factors (many beyond our control) that could cause our actual results to differ materially from our historical experience or from our current expectations or projections. These risks and uncertainties include those described in Part I, Item 1A. Risk Factors of our 2013 Form 10-K and those described from time to time in our future reports filed with the Securities and Exchange Commission, including:

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

Results of Operations

Fiscal 2014 Year-to-Date Highlights
For the nine months ended January 31, 2014, net sales increased 5% to $3,053 million (7% on an underlying basis), operating income increased 9% to $783 million (14% on an underlying basis) and diluted earnings per share increased 10% to $2.45 compared to $2.22 in the same period last year.

The following table highlights the worldwide results of our largest brands for the nine months ended January 31, 2014, compared to the same period last year. We discuss results of the brands most affecting our performance after the table below. Our commentary relates to the nine months ended January 31 unless otherwise indicated. Changes in net sales are presented on a reported, constant currency, and underlying basis.

	% Change vs. Nine Months January 31 Last Year
	Volume	Net Sales[1]
	Nine-Liter Cases	Reported	Constant Currency	Underlying
Jack Daniel's Family	6%	6%	8%	10%
Jack Daniel's Family of Whiskey Brands	7%	7%	8%	10%
Jack Daniel's RTDs/RTP[2]	4%	1%	8%	7%
New Mix RTDs[3]	(12%)	(9%)	(10%)	(10%)
Finlandia	6%	7%	8%	9%
Southern Comfort Family	(5%)	(7%)	(5%)	(4%)
Canadian Mist Family	(2%)	(1%)	(1%)	(2%)
Korbel Champagnes	(2%)	3%	3%	3%
El Jimador	(3%)	(2%)	(1%)	1%
Other Super-Premium brands[4]	4%	7%	7%	8%

1Please see the Basis of Presentation and Use of Non-GAAP Measures for additional information on our use of “constant currency” and “underlying,” including the reasons why we think this information is useful to readers.
2Jack Daniel’s Ready-to-drink (RTD) and Ready-to-pour (RTP) products include all RTD line extensions of Jack Daniel’s, such as Jack Daniel’s & Cola, Jack Daniel’s & Diet Cola, Jack & Ginger, Jack Daniel’s Country Cocktails, Gentleman Jack & Cola, and the seasonal Jack Daniel’s Winter Jack RTP.
3New Mix is an RTD brand produced and co-branded with el Jimador tequila.
4Includes Chambord liqueur and flavored vodka, Herradura, Sonoma-Cutrer, Tuaca, and Woodford Reserve.

•	Jack Daniel's family of brands growth in reported and underlying net sales was driven by the following:

a.	higher pricing in many markets for several brands within the Jack Daniel's family, most notably in the United States for Jack Daniel's Tennessee Whiskey where net sales grew despite lower volumes;

b.	higher demand leading to volume growth for Jack Daniel's Tennessee Whiskey in many European markets including most notably Germany, the United Kingdom, Russia, Turkey and Poland;

c.
broad growth of Jack Daniel's Tennessee Whiskey across many markets considered to be developing or emerging economies, including strong volume growth in Brazil and in much of Sub-Saharan Africa and higher pricing in China;

d.	volume growth of Jack Daniel's Tennessee Honey in the United States, the United Kingdom, and in several international markets where the brand was introduced in fiscal 2014; and

e.	higher demand for Gentleman Jack in the United States resulting from, we believe, increased advertising expense in the period.

Partially offsetting the increase in reported and underlying net sales were:

a.	lower volume in Australia for Jack Daniel's Tennessee Honey, resulting from both lower consumer demand and a difficult comparison to the prior year period when it was launched in that market; and

b.	lower volume for Jack Daniel's Tennessee Whiskey in Australia, Spain and Korea resulting from lower consumer demand due, in part, to declining whiskey categories in these markets.

•
Reported and underlying net sales of New Mix RTDs declined driven primarily by higher customer inventory levels at the beginning of the fiscal year, which led to lower sales in our first quarter compared to the same period last year. Subsequent to our first quarter, customer inventories were reduced and normal trading resumed.

•	Finlandia grew reported and underlying net sales. The following factors contributed most to the increase:

1.
Higher pricing and volumes in Poland. Volume increases were primarily driven by higher demand from wholesale and retail trade customers who, we believe, increased their inventories in advance of the January 2014 excise tax and our related price increase in Poland. We expect that higher trade-customer inventories in Poland as of January 31, 2014, will negatively affect our reported and underlying net sales for Finlandia in Poland during our fourth quarter this year.

2.	Higher volumes in our travel retail channel, broadly across many markets in Central and Eastern Europe, and in Russia. Volume gains in Russia were partially offset by lower pricing.

Partially offsetting these gains in reported and underlying net sales of Finlandia were declines in a few markets, most notably in Israel and in the United States.

•
Reported and underlying net sales for the Southern Comfort family of brands declined driven largely by volume decreases in the United States and Australia, partially offset by net sales increases in the United Kingdom. The year-to-date decline was driven primarily by lower consumer demand for Southern Comfort in the U.S. on-premise channel, which weakened compared to the same period last year.

•
Other Super-Premium brands grew reported and underlying net sales. In the nine months ended January 31, 2014, Woodford Reserve family of brands grew volume 24% compared to the same period last year and delivered net sales growth of 27% on an underlying basis and 28% on a reported basis. The underlying net sales growth rate for Woodford Reserve accelerated during the third quarter as volume growth from our international markets added to sustained, double-digit underlying net sales growth in the United States. Sonoma-Cutrer wines and Herradura both grew reported and underlying net sales while Tuaca and Chambord both registered reported and underlying declines in the nine months ended January 31, 2014.

On a geographic basis, reported and underlying net sales grew broadly across most markets and notably in the United States, the United Kingdom, Poland, Turkey, Germany and Russia. In Poland and Germany, net sales increases were partially driven by demand from wholesale and retail trade customers who, we believe, increased their inventories ahead of our January price increases in both markets. We expect that higher trade-customer inventories in both Poland and Germany as of January 31, 2014, will negatively affect our underlying and reported net sales in these markets during our fourth quarter this year. France grew net sales on an underlying basis in the nine months ended January 31, 2014, but net sales declined there on a reported basis as reported results were negatively affected by the inventory impact related to our January 1, 2014, distribution change. Underlying net sales increased in Australia but declined on a reported basis because of a weaker Australian dollar.

Reported and underlying net sales gains were partially offset by declines in Mexico and Spain.

Third Quarter Fiscal 2014 Compared to Third Quarter Fiscal 2013

A summary of our operating performance (dollars expressed in millions, except per share amounts) is presented below.

	Three Months Ended
	January 31,
	2013	2014	Change
Net sales	$1,027	$1,078	5%
Excise taxes	280	296	6%
Cost of sales	240	250	4%
Gross profit	507	532	5%
Advertising expenses	111	116	5%
Selling, general, and administrative expenses	162	161	(1%)
Other expense (income), net	(3)	—
Operating income	237	255	7%
Interest expense, net	8	6
Income before income taxes	229	249	8%
Income taxes	72	72
Net income	157	177	12%

Gross margin	49.3%	49.3%
Operating margin	23.1%	23.6%

Effective tax rate	31.3%	28.8%

Earnings per share:
Basic	$0.74	$0.83	13%
Diluted	0.73	0.82	13%

In the third quarter of fiscal 2014, reported net sales were $1,078 million, an increase of $51 million or 5% compared to the same period last year. Reported net sales growth was reduced by unfavorable foreign exchange movement and a decrease in estimated net trade inventories such that, excluding these effects, underlying net sales growth was 8%. Of the 8% increase in underlying net sales, we estimate that about three percentage points were attributable to better price/mix across our brands and geographies. The primary factors contributing to underlying net sales growth were:

a.	broad-based volume gains on Jack Daniel's Tennessee Whiskey in most markets, including notably Germany, France, Poland and Russia;

b.
double-digit volume gains on Jack Daniel's Tennessee Honey in the United States and the United Kingdom, plus volume gains from international expansion of the brand during fiscal 2014 in several markets including Mexico, Germany, Russia, and Japan;

c.	higher pricing and volume gains on Finlandia Vodka in Poland in advance of the January 2014 excise tax and our related price increase;

d.	higher pricing on Jack Daniel's Tennessee Whiskey in the United States was partially offset by lower volumes there;

e.	volume gains from the introduction of Jack Daniel's Winter Jack in the United States; and

f.
volume growth of our super-premium whiskey brands, most notably Woodford Reserve, Gentleman Jack, and Jack Daniel's Sinatra™ Select as these brands continue to grow, we believe, in response to our higher investments and efforts to expand their distribution.

Partially offsetting the increase in underlying net sales outlined above were:

a.	declines for Jack Daniel's Tennessee Whiskey in Australia and in the United Kingdom, where timing of the holiday season sales caused a difficult comparison to the same period last year;

b.
declines in the United States, Australia, and Germany for the Southern Comfort family of brands as the brand faced reduced consumer demand, strong competition from flavored spirits, and declines in the on-premise channel in the United States.

On a geographic basis, underlying net sales growth was broad-based in the third quarter, led by Poland, the United States, Germany, Turkey, Russia, France, and the United Kingdom. A few markets, including Mexico, Bulgaria and Romania, registered net sales declines in the quarter. In Poland and Germany, underlying net sales increases were partially driven by demand from wholesale and retail trade customers who, we believe, increased their inventories ahead of our January price increases in both markets. We expect that higher trade-customer inventories in both Poland and Germany as of January 31, 2014, will negatively affect our underlying and reported net sales during our fourth quarter as trade-customer inventories return to normal levels.

The following table shows the major factors influencing the change in net sales for the third quarter of fiscal 2014:

	Change vs. Prior Period
· Underlying change in net sales	8%
· Foreign exchange	(3%)
· Estimated net change in trade inventories	(1%)
Reported change in net sales	5%	*

*Total differs because of rounding

Cost of sales was $250 million in the third quarter of fiscal 2014, an increase of $10 million, or 4%, while underlying cost of sales grew 5% compared to the same period last year. Reported cost of sales was favorably affected by foreign exchange. Higher volume for certain brands was the primary driver of the increase in underlying cost of sales for the period, while input costs increased in the low single-digits.
The following table highlights the major changes in cost of sales for the third quarter of fiscal 2014:

Change vs. Prior Period
· Underlying change in cost of sales	5%
· Foreign exchange	(1%)
· Estimated net change in trade inventories	0%
Reported change in cost of sales	4%

Gross profit was $532 million in the third quarter of fiscal 2014, an increase of $25 million, or 5%, compared to the same period last year, while underlying gross profit increased 10%. The same factors that drove underlying net sales growth in the third quarter also drove underlying gross profit growth, while higher costs of sales partially offset the underlying gross profit gains.

The following table shows the major factors influencing the change in gross profit for third quarter of fiscal 2014:

Change vs. Prior Period
· Underlying change in gross profit	10%
· Foreign exchange	(3%)
· Estimated net change in trade inventories	(2%)
Reported change in gross profit	5%

Advertising expenses increased $5 million, or 5%, on a reported basis in the third quarter compared to the same period last year, and 8% on an underlying basis as foreign exchange positively affected reported expenses by 3%. The increase in underlying advertising expenses was driven by higher:

a.	advertising for Jack Daniel's Tennessee Whiskey across many markets, including in several markets considered to be emerging or developing economies, in the United States, and in France; and

b.	advertising to support the growth of our super-premium whiskey brands, most notably Woodford Reserve.

The increase in advertising expenses was partially offset by a decline in advertising for Southern Comfort, primarily in the United States, compared to the same period last year.

Selling, general and administrative expenses decreased $1 million, or (1%), on a reported basis while expenses were flat on an underlying basis as foreign exchange positively affected reported spending during the quarter by 1%. Higher salary and benefit costs across our business were offset by lower variable compensation expense and lower restructuring costs compared to the same period last year.

Reported operating income of $255 million increased by $18 million, or 7%, in the third quarter of fiscal 2014 compared to the same period last year. Reported operating income was reduced by a decrease in estimated net trade inventories compared to the same period last year, primarily driven by the reduction of inventory at our third-party distributor in France ahead of starting our own distribution activities there on January 1, 2014. Foreign exchange negatively affected reported income during the quarter, driven primarily by the weaker Australian dollar compared to the same period last year. Underlying operating income increased by 16% taking into account the factors noted above. Underlying operating income growth was driven by the same factors that contributed to higher underlying net sales growth, while higher underlying costs of sales and operating expenses (advertising and selling, general, and administrative) partially offset these gains. Slower growth of our operating expenses compared to the growth of our gross profit led to a 0.5 percentage point increase in our operating margin from 23.1% to 23.6%.

The following table highlights the major factors influencing the change in operating income for the third quarter of 2014:

Change vs. Prior Period
· Underlying change in operating income	16%
· Foreign exchange	(5%)
· Estimated net change in trade inventories	(4%)
Reported change in operating income	7%

The effective tax rate in the third quarter of fiscal 2014 was 28.8% compared to 31.3% in the third quarter last year. The decrease was driven primarily by the beneficial impact of a tax law change in Mexico and a reduction in state taxes due to a favorable change in the mix of earnings.

Diluted earnings per share of $0.82 for the third quarter of fiscal 2014 increased 13% from the $0.73 earned in the same period last year. The increase resulted from (a) the same factors that contributed to the increase in reported operating income, (b) the lower effective tax rate during the quarter this year, and (c) lower interest expense in the quarter, which was driven by lower average interest rates on average net debt outstanding compared to the same period last year.

Nine Months Fiscal 2014 Compared to Nine Months Fiscal 2013

A summary of our operating performance (dollars expressed in millions, except per share amounts) is presented below.

	Nine Months Ended
	January 31,
	2013	2014	Change
Net sales	$2,919	$3,053	5%
Excise taxes	730	751	3%
Cost of sales	694	717	3%
Gross profit	1,495	1,585	6%
Advertising expenses	309	329	7%
Selling, general, and administrative expenses	470	479	2%
Other expense (income), net	(5)	(6)
Operating income	721	783	9%
Interest expense, net	17	18
Income before income taxes	704	765	9%
Income taxes	226	239
Net income	478	526	10%

Gross margin	51.2%	51.9%
Operating margin	24.7%	25.6%

Effective tax rate	32.1%	31.2%

Earnings per share:
Basic	$2.24	$2.46	10%
Diluted	2.22	2.45	10%

For the nine months ended January 31, 2014, net sales were $3,053 million, an increase of $134 million or 5% compared to the same period last year. Reported net sales were reduced by unfavorable foreign exchange movement and a decrease in estimated trade inventories such that, excluding these effects, underlying net sales growth was 7%. Of the 7% increase in underlying net sales, we estimate that approximately three percentage points were attributable to better price/mix across our brands and geographies. The primary factors contributing to growth in underlying net sales were:

a.	volume gains driven by higher consumer demand for Jack Daniel's Tennessee Whiskey in many markets, including most importantly Germany, the United Kingdom, France, Russia, Turkey and Brazil;

b.	higher pricing of Jack Daniel's Tennessee Whiskey in many markets but most importantly the United States;

c.
volume gains from new introductions of Jack Daniel's Tennessee Honey in many markets worldwide; plus double-digit volume gains on the brand in its two largest markets, the United States and the United Kingdom;

d.	volume gains and higher pricing of Finlandia Vodka in Poland, partially driven by trade buy-ins ahead of the January 2014 excise tax and our related price increase;

e.
volume growth of our super-premium whiskeys, most notably Woodford Reserve in the United States, Gentleman Jack in both the United States and Australia, and Jack Daniel's Sinatra™ Select in the United States; and

f.	growth of used barrel sales, mostly to customers outside the United States.

The primary factors partially offsetting the growth in underlying sales were:

a.	lower volume of Jack Daniel's Tennessee Honey in Australia,

b.	lower volume for the Southern Comfort family of brands in the United States,

c.	lower volume of the el Jimador New Mix RTDs in Mexico.

On a geographic basis, underlying net sales growth was broad-based and led by the United States, the United Kingdom, Poland, Germany, Turkey, and Russia. Only a few markets registered declines in underlying net sales, including Mexico and Spain. In Poland and Germany, underlying net sales increases were partially driven by demand from wholesale and retail trade customers who, we believe, increased their inventories ahead of our January price increases in both markets. We expect that higher trade-

customer inventories in both Poland and Germany as of January 31, 2014, will negatively affect our underlying and reported net sales in these markets during our fourth quarter this year.

The following table shows the major factors influencing the change in net sales for the nine months ended January 31, 2014:

Change vs. Prior Period
· Underlying change in net sales	7%
· Foreign exchange	(1%)
· Estimated net change in trade inventories	(1%)
Reported change in net sales	5%

Cost of sales was $717 million for the nine months ended January 31, 2014, an increase of $23 million, or 3% compared to the same period last year. Reported cost of sales was favorably affected by foreign exchange and a reduction in estimated net change in trade inventories such that, excluding these effects, underlying cost of sales growth was 5%. Higher volume for some brands, a shift in portfolio mix to higher cost brands, and higher value-added package expense were the primary drivers of the increase in underlying cost of sales for the period. Input costs increased in the low single-digits during the period.
The following table highlights the major increases in cost of sales for the nine months ended January, 31, 2014:

Change vs. Prior Period
· Underlying change in cost of sales	5%
· Foreign exchange	(1%)
· Estimated net change in trade inventories	(1%)
Reported change in cost of sales	3%

Gross profit was $1,585 million for the nine months January 31, 2014, an increase of $90 million, or 6%, compared to the same period last year. Reported gross profit was reduced by unfavorable foreign exchange movement and a decrease in estimated net trade inventory levels such that, excluding these effects, underlying gross profit increased by 9%. The same factors that drove the increase in underlying net sales for the nine months ended January 31, 2014, also contributed to the underlying growth in gross profit for the same period. Similarly, the same factors that contributed to the increase in cost of goods on an underlying basis through January 31, 2014, partially offset the underlying growth in gross profit for the nine month period. Higher pricing and a favorable portfolio mix drove of the 0.7 percentage point increase in gross margin from 51.2% to 51.9% for the nine month period ended January 31, 2014, compared to the same period last year.

The following table shows the major factors influencing the change in gross profit for the nine months ended January, 31, 2014:

Change vs. Prior Period
· Underlying change in gross profit	9%
· Foreign exchange	(1%)
· Estimated net change in trade inventories	(2%)
Reported change in gross profit	6%

Advertising expenses increased $20 million, or 7%, for the nine month period ended January 31, 2014, compared to same period last year. Advertising expenses increased by 8% on an underlying basis as reported expenses were favorably affected by foreign exchange during the period. The increase reflects higher investments in the nine months ended January 31, 2014, compared to the same period last year driven primarily by increased advertising expense:

a.	to support Jack Daniel's Tennessee Whiskey broadly across markets generally considered to be emerging or developing economies;

b.	for Jack Daniel's Tennessee Honey in markets where the brand was launched during fiscal 2014, including Germany, Mexico, and Japan; and

c.	to support the global growth of our super-premium whiskeys, including notably Gentleman Jack and Woodford Reserve.

Selling, general and administrative expenses increased $9 million, or 2% on both a reported and an underlying basis in the nine months ended January 31, 2014, compared to the same period last year. The drivers of higher underlying expense compared to the same period last year were (a) an increase in salary and benefit-related expenses across our business and (b) higher investments in our organizational capabilities for France as we built our team and corporate infrastructure ahead of starting distribution activities there on January 1, 2014. Our selling, general and administrative expenses are expected to grow at a faster rate in the fourth quarter as we anticipate higher expenses related to strategic investments and organizational changes.

Operating income of $783 million increased $62 million, or 9%, on a reported basis compared to the same period last year. Reported operating income was reduced by unfavorable foreign exchange movement and by the impact of a reduction in estimated net trade inventories compared to the same period last year such that, excluding these effects, our underlying operating income growth was 14%. The underlying growth in operating income was driven by higher volumes for certain brands, the benefit of price increases for certain brands in many markets, and a more profitable product mix. An increase in cost of sales and operating expenses (advertising expenses plus selling, general, and administrative expenses) partially offset these gains.

The following table highlights the major factors influencing the change in operating income for the nine months ended
January 31, 2014:

Change vs. Prior Period
· Underlying change in operating income	14%
· Foreign exchange	(1%)
· Estimated net change in trade inventories	(4%)
Reported change in operating income	9%

The effective tax rate for the first nine months of the year was 31.2% compared to 32.1% reported in the first nine months of fiscal 2013. The decrease in our effective tax rate is primarily attributable to a reduction in our state taxes due to a favorable change in the mix of earnings.

Diluted earnings per share of $2.45 for the nine months ended January 31, 2014, increased 10% from the $2.22 earned in the same period last year. This increase resulted from the same factors that generated operating income growth for the nine month period and the the reduction in the effective tax rate. The increase in diluted earnings per share was partially offset by higher interest expense, which was driven by a higher average net debt outstanding during the nine months ended January 31, 2014, compared to the same period last year.

Full-Year Outlook

We updated our fiscal 2014 earnings per share outlook to a range of $2.95 - $3.05 on March 5, 2014. Our outlook includes both the expected negative effect of $(0.06) per diluted share related to the inventory impact of our January 1, 2014, distribution change in France and an expected negative foreign exchange effect of $(0.01) per diluted share. For the full-year in fiscal 2014, we expect high-single digit growth in underlying sales, and we anticipate that advertising expense will grow at a faster rate than our sales growth. We expect that higher expenses related to strategic investments and organizational changes in our fourth quarter will result in full-year SG&A expense growth in the mid single-digits. As a result, we expect low double-digit growth in underlying operating income in fiscal 2014.

Critical Accounting Estimates

Our Annual Report on Form 10-K for the year ended April 30, 2013, includes a discussion of our critical accounting estimates, including those related to the valuation of our brand names and trademarks ("brand names").

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

We assessed several of our brand names for impairment during the quarter ended January 31, 2014. No impairment was indicated for any of the brand names reviewed.

With regard to the Chambord brand name however, as of January 31, 2014, its estimated fair value exceeded its book value of $116 million by approximately $21 million. Although the brand is growing outside the United States, and a significant portion of brand value relates to those international markets, we continue to have lower expectations for the brand in the core U.S. market due to the generally challenging environment for liqueurs in the United States. Additionally, the estimated fair value of the Chambord brand name relies in part on our ability to grow the brand in key markets through product innovation. Future events, such as a failure of planned product innovation, or changes in the assumptions used to estimate the fair value of this brand name could significantly change its estimated fair value, which could result in a future impairment charge. For example, a 100-basis-point increase in our cost of capital, a key assumption in which a small change can have a significant effect, would decrease the estimated fair value of the Chambord brand name by $27 million. This would result in a non-cash brand name impairment charge.

Liquidity and Financial Condition

Cash and cash equivalents increased $83 million during the nine months ended January 31, 2014, compared to an increase of $49 million during the same period last year. Cash provided by operations of $390 million was up $23 million from the same period last year, due primarily to the timing of normal fluctuations in working capital items. Cash used for investing activities was $89 million during the nine months ended January 31, 2014, compared to $59 million for the prior year period. The $30 million increase largely reflects a higher level of capital spending, primarily related to a new cooperage facility in Decatur, Alabama, which is expected to be operational in April 2014. Cash used for financing activities was $214 million during the nine months ended January 31, 2014, down $47 million from $261 million during the same period last year. Cash used for financing activities during the prior year period included net cash of $107 million used for a $4.00 per share special cash dividend ($854 million special dividend payment net of $747 million in proceeds from bonds issued to fund the special dividend) in December 2012. The main items partially offsetting the absence of the special cash dividend during the current year-to-date period were a $49 million increase in share repurchases (including $47 million under the share repurchase program discussed below) and a $17 million increase in regular quarterly dividends. The impact on cash and cash equivalents as a result of exchange rate changes was a decline of $4 million for the nine months ended January 31, 2014, compared to an increase of $2 million for the same period last year.

In addition to our cash and cash equivalent balances, we have access to several liquidity sources to supplement our cash flow from operations. One of those sources is our $1 billion commercial paper program that we regularly utilize to fund our short-term credit needs and to maintain our access to the capital markets. During the quarter ended January 31, 2014, our commercial paper borrowings averaged $525 million, with an average maturity of 30 days and an average interest rate of 0.20%. During the nine months ended January 31, 2014, our commercial paper borrowings averaged $562 million, with an average maturity of 38 days and an average interest rate of 0.22%. The average commercial paper borrowings were accompanied by corresponding increases in our average cash and cash equivalent balances. No commercial paper was outstanding at April 30, 2013, or January 31, 2014.
Our commercial paper program is supported by cash and cash equivalent balances and available commitments under our currently undrawn $800 million bank credit facility that matures on November 20, 2018, which also serves as a source of liquidity. Although unlikely, under extreme market conditions, one or more participating banks may not be able to fully fund our credit facility. Further, we believe that the markets for investment-grade bonds and private placements are very accessible sources of long-term financing that could provide for any additional liquidity needs.
We have high credit standards when initiating transactions with counterparties and closely monitor our counterparty risks with respect to our cash balances and derivative contracts. If a counterparty's credit quality were to deteriorate below our credit standards, we would either liquidate exposures or require the counterparty to post appropriate collateral.
As of January 31, 2014, we had total cash and cash equivalents of $287 million. Of this amount, $156 million was held by foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We use the cash generated by those foreign subsidiaries to fund our international operations and do not expect to need that cash to fund our domestic operations. However, from time to time a portion of the cash generated by those foreign subsidiaries is temporarily transferred to one or more of our U.S. entities through short-term intercompany loans. In the unforeseen event that we permanently repatriate cash from those foreign subsidiaries, we would be required to provide for and pay U.S. taxes on those repatriated funds.
As we announced on September 25, 2013, our Board of Directors has authorized us to repurchase up to $250 million of our outstanding Class A and Class B common shares from October 1, 2013, through September 30, 2014, subject to market and other conditions. Under this program, we may repurchase shares from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws. We may modify, suspend, or terminate this repurchase program at any time without prior notice. As of January 31, 2014, we have repurchased a total of 686,272 shares (24,800 of Class A and 661,472 of Class B) under this program for approximately $47 million. The average repurchase price per share, including broker commissions, was $68.03 for Class A and $69.04 for Class B.

As announced on January 23, 2014, our Board of Directors declared a regular quarterly cash dividend of $0.29 per share on our Class A and Class B common stock. Stockholders of record on March 7, 2014 will receive the cash dividend on April 1, 2014.

We believe our current liquidity position is strong and sufficient to meet all of our financial commitments for the foreseeable future. Our $800 million bank credit facility's quantitative covenant requires our ratio of consolidated EBITDA (as defined in the agreement) to consolidated interest expense to be at least 3 to 1. At January 31, 2014, with a ratio of 27 to 1, we were well within the covenant's parameters.

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
101
The following materials from Brown-Forman Corporation's Quarterly Report on Form 10-Q for the quarter ended January 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (a) Condensed Consolidated Statements of Operations, (b) Condensed Consolidated Statements of Comprehensive Income, (c) Condensed Consolidated Balance Sheets, (c) Condensed Consolidated Statements of Cash Flows, and (d) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN-FORMAN CORPORATION
(Registrant)

Date:	March 5, 2014	By:	/s/ Jane C. Morreau
Jane C. Morreau
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)