Form 10-K
period 2014-04-30
BROWN FORMAN CORP
filed 2014-06-20
CIK 14693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☑
The aggregate market value, as of the last business day of the most recently completed second fiscal quarter, of the voting and nonvoting equity held by nonaffiliates of the registrant was approximately $11,200,000,000.
The number of shares outstanding for each of the registrant’s classes of Common Stock on June 16, 2014, was:

Class A Common Stock (voting)	84,528,225
Class B Common Stock (nonvoting)	129,036,069
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of Registrant for use in connection with the Annual Meeting of Stockholders to be held July 24, 2014, are incorporated by reference into Part III of this report.

Forward-Looking Statement Information. Certain matters discussed in this report, including the information presented in Part II under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain statements, estimates, or projections that are “forward-looking statements” as defined under U.S. federal securities laws. Words such as “aim,” “anticipate,” “aspire,” “believe,” “continue,” “could,” “envision,” “estimate,” “expect,” “expectation,” “intend,” “may,” “plan,” “potential,” “project,” “pursue,” “see,” “seek,” “should,” “will,” and similar words identify forward-looking statements, which speak only as of the date we make them. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. By their nature, forward-looking statements involve risks, uncertainties, and other factors (many beyond our control) that could cause our actual results to differ materially from our historical experience or from our current expectations or projections. These risks and uncertainties include those described in Part I under “Item 1A. Risk Factors” and those described from time to time in our future reports filed with the Securities and Exchange Commission, including:

•
Unfavorable global or regional economic conditions, and related low consumer confidence, high unemployment, weak credit or capital markets, sovereign debt defaults, sequestrations, austerity measures, higher interest rates, political instability, higher inflation, deflation, lower returns on pension assets, or lower discount rates for pension obligations

•
Risks associated with being a U.S.-based company with global operations, including commercial, political, and financial risks; local labor policies and conditions; protectionist trade policies or economic or trade sanctions; compliance with local trade practices and other regulations, including anti-corruption laws; terrorism; and health pandemics

•	Fluctuations in foreign currency exchange rates

•	Changes in laws, regulations, or policies – especially those that affect the production, importation, marketing, sale, or consumption of our beverage alcohol products

•
Tax rate changes (including excise, sales, VAT, tariffs, duties, corporate, individual income, dividends, capital gains) or changes in related reserves, changes in tax rules (for example, LIFO, foreign income deferral, U.S. manufacturing and other deductions) or accounting standards, and the unpredictability and suddenness with which they can occur

•	Dependence upon the continued growth of the Jack Daniel’s family of brands

•
Changes in consumer preferences, consumption, or purchase patterns – particularly away from brown spirits, our premium products, or spirits generally, and our ability to anticipate and react to them; bar, restaurant, travel, or other on-premise declines; unfavorable consumer reaction to new products, line extensions, package changes, product reformulations, or other product innovation

•	Decline in the social acceptability of beverage alcohol products in significant markets

•	Production facility, aging warehouse, or supply chain disruption

•	Imprecision in supply/demand forecasting

•	Higher costs, lower quality, or unavailability of energy, input materials, labor, or finished goods

•	Route-to-consumer changes that affect the timing of our sales, temporarily disrupt the marketing or sale of our products, or result in higher implementation-related or fixed costs

•	Inventory fluctuations in our products by distributors, wholesalers, or retailers

•
Competitors’ consolidation or other competitive activities, such as pricing actions (including price reductions, promotions, discounting, couponing, or free goods), marketing, category expansion, product introductions, or entry or expansion in our geographic markets or distribution networks

•	Risks associated with acquisitions, dispositions, business partnerships, or investments – such as acquisition integration, or termination difficulties or costs, or impairment in recorded value

•	Insufficient protection of our intellectual property rights

•	Product recalls or other product liability claims; product counterfeiting, tampering, or product quality issues

•	Significant legal disputes and proceedings; government investigations (particularly of industry or company business, trade or marketing practices)

•	Failure or breach of key information technology systems

•	Negative publicity related to our company, brands, marketing, personnel, operations, business performance, or prospects

•	Our status as a family ”controlled company” under New York Stock Exchange rules

•	Business disruption, decline, or costs related to organizational changes, reductions in workforce, or other cost-cutting measures, or our failure to attract or retain key executive or employee talent
Use of Non-GAAP Financial Information. Certain matters discussed in this report, including the information presented in Part II under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include measures not derived in accordance with U.S. generally accepted accounting principles (GAAP). These measures should not be considered in isolation or as a substitute for any measure derived in accordance with GAAP, and also may be inconsistent with similar measures presented by other companies. In Part II under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the reasons for the company’s use of these measures are presented under the heading, “Non-GAAP Financial Measures,” and reconciliations of these measures to the most closely comparable GAAP measures are presented under the heading “Results of Operations – Year-Over-Year Comparisons.”

PART I
Item 1. Business
Overview
Brown-Forman Corporation (“Company,” “we,” “us,” or “our” below) was incorporated under the laws of the State of Delaware in 1933, successor to a business founded in 1870 as a partnership and later incorporated under the laws of the Commonwealth of Kentucky in 1901. We primarily manufacture, bottle, import, export, market, and sell a wide variety of alcoholic beverages under recognized brands. We employ over 4,200 people on six continents, including about 1,200 people in Louisville, Kentucky, USA, home of our world headquarters. We are the largest American-owned spirits and wine company with global reach. We are a “controlled company” under New York Stock Exchange rules, and the Brown family owns a majority of our voting stock.
For a discussion of recent developments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Overview.”
Brands
Beginning in 1870 with Old Forester Bourbon Whisky – our first and founding brand – and spanning the generations since, we have built a portfolio of more than 30 spirit, wine, and ready-to-drink cocktail (RTD) brands, which includes some of the best-known and most-loved trademarks in our industry. The most important brand in our portfolio is Jack Daniel’s, which is the fourth-largest spirits brand of any kind and the largest selling American whiskey brand in the world, according to Impact Databank’s “Top 100 Premium Spirits Brands Worldwide” list1. Our other leading global brands on the Impact list are Finlandia, the sixth-largest-selling vodka; Southern Comfort, the fourth-largest-selling liqueur; Canadian Mist, the fourth-largest-selling Canadian whisky; and el Jimador, the fourth-largest-selling tequila. New this year is our Jack Daniel’s Tennessee Honey, which entered the list at 100, after selling 1 million nine-liter equivalent cases in its third full year since introduction.
Principal Brands

Jack Daniel’s Tennessee Whiskey	el Jimador Tequilas
Jack Daniel’s Single Barrel	el Jimador New Mix RTDs
Jack Daniel’s RTDs	Herradura Tequilas
Jack Daniel’s Tennessee Honey	Pepe Lopez Tequilas
Jack Daniel’s Winter Jack	Woodford Reserve Bourbons
Gentleman Jack	Canadian Mist Blended Canadian Whiskies
Jack Daniel’s Sinatra™ Select	Chambord Liqueur
Jack Daniel’s No. 27 Gold Tennessee Whiskey	Chambord Vodka
Jack Daniel’s 1907 Tennessee Whiskey	Collingwood Canadian Whisky
Jack Daniel’s Tennessee Rye Whiskeys	Early Times Bourbon
Southern Comfort	Early Times flavored line extensions
Southern Comfort RTDs	Early Times Kentucky Whisky
Southern Comfort flavored line extensions	Korbel California Champagnes[2]
Finlandia Vodkas	Old Forester Bourbon
Finlandia RTDs	Sonoma-Cutrer Wines
Maximus Vodka	Tuaca Liqueur
Antiguo Tequila

[1]Impact Databank, a well-known U.S. trade publication, published these industry statistics in February 2014.
[2]Not owned by Brown-Forman but sold by us under contract in the United States and other select markets.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Fiscal 2014 Brand Highlights” for additional information regarding the performance of our brands.
Our vision in marketing is to “be the best brand builders in the industry … period.” We build our brands by investing in programs that we believe create enduring connections with our consumers. These programs cover a wide spectrum of activities, including media (TV, radio, print, outdoor, and, increasingly, digital and social media), consumer and trade promotions, sponsorships, and visitor center programs at our distilleries and our winery. We expect to grow our sales and profits by consistently and delivering creative and responsible marketing programs that drive brand recognition, brand loyalty, and, ultimately, consumer demand around the world.

Markets
Our products are sold in more than 160 countries around the world. Our largest international markets include Australia, the United Kingdom, Mexico, Germany, Poland, Russia, France, Turkey, Canada, and Japan. Over the last 10 years, we have greatly expanded our international footprint. In fiscal 2014, we generated 59% of our net sales outside the United States compared to 36% ten years ago. The United States remains our largest, most important market, contributing 41% of our net sales in fiscal 2014. We present the percentage of total net sales by geographic area for our most recent three fiscal years and, to provide historical context, fiscal 2004, below:
Percentage of Total Net Sales by Geographic Area

	Year ended April 30
	2004	...	2012	2013	2014
United States	64%	...	42%	41%	41%
International:		...
Europe		...	30%	30%	32%
Australia		...	13%	14%	12%
Other		...	15%	15%	15%
Total International	36%	...	58%	59%	59%
TOTAL	100%		100%	100%	100%
For details about net sales in our largest markets, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Fiscal 2014 Market Highlights.” For details about our reportable segment and for additional geographic information about net sales and long-lived assets, refer to Note 13 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.” For details on risks related to our global operations, see “Item 1A. Risk Factors.”
Distribution Network and Customers
Our distribution network, which we sometimes refer to as our “route-to-consumer,” takes a variety of forms depending on (a) a market’s laws and regulatory framework for trade in beverage alcohol, (b) our assessment of a market’s long-term attractiveness and competitive dynamics, (c) the relative profitability of distribution options available to us, (d) the structure of the retail and wholesale trade in the market, and (e) our portfolio’s development stage in the market. As these factors change, we evaluate our route-to-consumer strategy and, from time to time, adopt a different model.
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
Outside the United States, we use a variety of route-to-consumer models. We own and operate distribution companies in 11 markets: Australia, Brazil, Canada, China, the Czech Republic, France, Germany, Korea, Mexico, Poland, and Turkey. In these markets, we sell our products directly to retail stores, to wholesalers, or, in Canada, to provincial governments. In the United Kingdom, we partner in a cost-sharing arrangement with another supplier, Bacardi, to sell a portfolio of both companies’ brands. In many other markets, including Russia, Japan, Spain, Italy, and South Africa, we rely on others to distribute our brands, generally under fixed-term distribution contracts.
We believe that our customer relationships are good. We believe our exposure to concentrations of credit risk is limited due to the diverse geographic areas covered by our operations.

Seasonality
Holiday buying makes the fourth calendar quarter the peak season for our business. Approximately 31% of our net sales for each of the fiscal years ended April 30, 2012 and 2013 was in the fourth calendar quarter. For the fiscal year ended April 30, 2014, approximately 32% of our net sales was in the fourth calendar quarter.
Competition
Trade information indicates that we are one of the largest global suppliers of premium wine and spirits. According to International Wine & Spirit Research, for calendar year 2013, the ten largest global spirits companies controlled less than 20% of the total global market for spirits (on a volume basis). While we believe that the overall market environment offers considerable growth opportunities for us, our industry is now, and will remain, highly competitive. We compete against many global, regional, and local brands in a variety of categories of beverage alcohol, but most of our brands compete primarily in the industry’s premium and higher price categories. While the industry is highly fragmented, direct competitors include Bacardi Limited, Beam Suntory Inc., Davide Campari-Milano S.p.A., Diageo PLC, LVMH Moët Hennessy Louis Vuitton S.A., Pernod Ricard S.A., and Rémy Cointreau S.A.
Brand recognition, quality of product and packaging, availability, taste, and price are factors that affect consumers’ choices among competing brands in our industry. Several factors influence consumers’ buying decisions, including: advertising; promotions; merchandising in bars, restaurants, and shops; expert or celebrity endorsement; social media and word-of-mouth; and the timing and relevance of new production introductions. Although some of our competitors have substantially greater resources than we do, we believe that our competitive position is strong, particularly as it relates to brand recognition, quality, availability, and relevance of new product introductions.
Ingredients and Other Supplies
The principal raw materials used in manufacturing and packaging our distilled spirits are corn, rye, malted barley, agave, sugar, glass, cartons, PET (polyethylene terephthalate, used in non-glass containers), labels, and wood for barrels, which are used for storage of whiskey and certain tequilas. The principal raw materials used in liqueurs are neutral spirits, sugar, and wine, while the principal raw materials used in our RTD products are sugar, flavorings, neutral spirits, whiskey, tequila, or malt. The principal raw materials used in producing wines are grapes, packaging materials, and wood barrels. Our grape supply comes from a combination of owned vineyards located in California and external contracts with independent growers. We believe that our relationships with our growers are good. Currently, none of these raw materials is in short supply, but shortages in some of these could occur. From time to time, our agricultural ingredients (corn, rye, malted barley, agave, and grapes) could be adversely affected by weather and other forces that might constrain supply.
Due to aging requirements, we must schedule production of whiskeys, certain tequilas, and other distilled spirits to meet demand years in the future. As a result, our inventories may be larger in relation to sales and total assets than would be normal for many other businesses.
For details on risks related to the availability of raw materials and the uncertainty inherent in supply/demand forecasting, see “Item 1A. Risk Factors.”
Intellectual Property
Our intellectual property rights include trademarks, copyrights, proprietary packaging and trade dress, proprietary manufacturing technologies, know-how, and some patents. Our trademarks are essential to our business. We register our trademarks very broadly, some of them in every country where registration is possible. We register others where we sell or expect to sell our products. We protect our intellectual property rights vigorously but fairly. We have licensed some of our trademarks to third parties for use on products and services other than alcoholic beverages, which we believe enhances the awareness and protection of our brands.
For details on risks related to the protection of our intellectual property, see “Item 1A. Risk Factors.”
Regulatory Environment
The production, storage, transportation, distribution, and sale of our products are subject to regulation by federal, state, local, and foreign authorities. Various countries and local jurisdictions prohibit or restrict the marketing or sale of distilled spirits in whole or in part.
The Alcohol and Tobacco Tax and Trade Bureau of the U.S. Department of the Treasury regulates the wine and spirits industry in the United States with respect to production, blending, bottling, labeling, sales, advertising, and transportation of beverage alcohol products. Similar regulatory regimes exist in each state, as well as in most of the non-U.S. jurisdictions where we sell our products. In addition, distilled spirits products are subject to customs duties or excise taxation in many markets, including in the United States, at the federal, state, or local level.
Under U.S. federal regulations, bourbon and Tennessee whiskeys must be aged for at least two years in new charred oak barrels. We typically age our whiskeys between three and six years. Federal regulations also require that “Canadian” whisky must be manufactured in Canada in compliance with Canadian laws. Mexican authorities regulate the production and bottling of tequilas, which, among other specifications, mandate minimum aging periods for anejo (one year) and reposado (two months) tequilas. We comply with these regulations.
Our operations within and outside the United States are subject to various environmental protection statutes and regulations, and our policy is to comply with all those regulatory requirements.
Strategy
The B-F Arrow is an articulation of our vision, mission, values, and behaviors that we expect all of our employees to embrace and exhibit.

Our Long-Term Strategy
In the summer of 2010, we introduced our ten-year strategy, the Brown-Forman 150, focused on driving sustainable growth toward our 150th anniversary. Our strategy is flexible. As time passes and the environment changes, we revisit and revise our strategy to reflect current realities. We revised our strategic ambitions in 2013, and these are discussed below.
The Jack Daniel’s family of brands, including Jack Daniel’s Tennessee Whiskey, is our most valuable asset. We will work to keep Jack Daniel’s Tennessee Whiskey strong, healthy, and relevant to consumers worldwide, and to take advantage of the abundant opportunities for growing the Jack Daniel’s family of brands across countries, price points, channels, and consumer groups.
We aspire to become a global leader in whiskey. We believe that whiskey is the most attractive global spirits category, and we believe we can leverage our whiskey-making knowledge, production assets, trademarks, brand-building skills, and other capabilities to accomplish this objective. While we will strive to grow Jack Daniel’s globally, we also expect to grow our other whiskey brands, led by Woodford Reserve, in key markets, and we will consider acquisitions and innovations within the whiskey category.
We aim to grow Finlandia and Herradura. We plan to focus on growing Finlandia in Poland, Russia, eastern Europe, and the United States, and look to add super-premium vodka brands either through acquisition or innovation. We will work to expand the reach of our tequila brands, Herradura and el Jimador, to new consumers, emphasizing Mexico, the United States, and a few other high-potential markets. We also will continue our efforts to enhance and broaden consumer appeal of the Southern Comfort brand.
We will consider entering growing, profitable, local spirit categories in key markets. Realizing this potential will require innovative products and packaging to seize new business opportunities and to leverage our brands into new consumption occasions.
The United States remains our largest market, and continuing to grow this market is important to our long-term success. We expect to effect this growth through stronger participation in fast-growing spirits categories such as flavored whiskey, super-premium bourbon, vodka, and tequila; continued product and packaging innovation; continued route-to-consumer proficiency; and brand building among growing consumer segments, with increasing emphasis on multicultural marketing.
For more than two decades, our business outside the United States has grown more quickly than our business within it. Continuing this trend is important to our overall growth in the next decade, especially in emerging markets. To realize this objective, we expect to grow our portfolio in developed markets such as France, Australia, the United Kingdom, and Germany and in emerging markets such as Poland, Mexico, Turkey, and Russia. We also expect other emerging markets such as Brazil, China, Southeast Asia, Africa, and eastern Europe to increase significantly in importance. We will continue to strive to develop and employ route-to-consumer strategies that will expand our access to and understanding of consumers in these diverse markets.
We believe that having a long-term focused, committed, and engaged shareholder base provides us with an important strategic advantage, particularly in a business with aged products and multi-generational brands. As such, we plan to continue our engagement with our shareholders, including our controlling family shareholders.
Recognizing the strong cash generating capacity and the capital efficiency of our business, we will continue to pursue what we believe to be well-balanced capital deployment strategies aimed at perpetuating Brown-Forman’s strength and independence.
Corporate Responsibility
In pursuing all of the objectives described above, we will strive to be responsible in everything we do. Our history of responsibility began in 1870, when our founder, George Garvin Brown, first sold medicinal whisky in glass bottles to ensure quality – an innovative idea during a time when whisky was usually sold by the barrel. Today, achieving Brown-Forman’s business purpose, “enriching the experience of life,” is only possible within a context of corporate responsibility. This means promoting responsible consumer enjoyment of our brands; working to reduce alcohol abuse and misuse; protecting the environment; providing a healthy, safe, and inclusive workplace; and contributing to the global communities where we operate.
Alcohol Responsibility. We promote responsible consumption of our products as we believe this will enhance our relationships with consumers, business partners, stakeholders, and society at large and is essential for the long-term prosperity of our company and our industry. When abused or misused, alcohol can contribute to significant harm both to individuals and the community. We appreciate the need for governments to appropriately and effectively regulate our industry, taking into account national circumstances and local cultures. Along with others and through partnership, we want to be part of the solution to real and complex problems such as underage drinking, drunk driving and overconsumption.
Since 2009 we have hosted an open forum sharing our point of view and encouraged engagement of others on OurThinkingAboutDrinking.com. We support The Ad Council’s “Buzzed Driving is Drunk Driving” campaigns, designated driver services such as BeMyDD and the Responsible Retailing Forum which brings together diverse stakeholders seeking to reduce underage sales, among other initiatives. In 2012, Brown-Forman and 12 other global beer, wine, and spirits producers announced commitments to reduce the harmful use of alcohol over the next five years. Our progress against these commitments will be reported annually and more information can be found at www.producerscommitments.org.
With respect to our consumer relationships, we seek to communicate through responsible advertising content and placement, utilizing our comprehensive internal marketing code and adhering to marketing and advertising guidelines of the Distilled Spirits Council of the United States, the Wine Institute, and spiritsEUROPE, among others. We also are founding members and contribute significant resources to the Foundation for Advancing Alcohol Responsibility, an organization created by spirits producers to combat harmful use of alcohol. While this is a U.S. organization, we actively participate in similar organizations in other markets.
Environmental Sustainability. In 2010, we set out an Environmental Sustainability Roadmap for 2020, which outlines how we will responsibly manage our environmental footprint as we grow. We have decreased our greenhouse gas emissions by 48% per unit of product and increased our energy efficiency by 36% per unit of product (against a 2009 baseline), exceeding our goals of 30% in each category well ahead of schedule. We have decreased our wastewater generated per unit of product by 25%, and are on target to meet our 30% goal. Our target of zero waste sent to landfill from our facilities continues to present challenges as we struggle to obtain accurate data, but we continue to work towards this goal.
In 2014, Newsweek Green Rankings placed us in the #42 spot out of the top 500 U.S. companies. We were also one of only five companies in the S&P 500 consumer staples sector named to the Climate Performance Leadership Index, an index published by the Carbon Disclosure Project, an international non-profit organization that works with institutional investors to motivate companies to disclose and reduce environmental impacts (CDP), for our approach to reducing carbon emissions and mitigating the risks of climate change. We received a distinguished disclosure score of 93 and an “A” performance rating from CDP. In 2013, we signed the Ceres’ Climate Declaration, a business-backed effort to seize the economic opportunity of addressing climate change through stronger climate policies.
Diversity & Inclusion and Human Rights. We believe that a diverse workforce is not only right, but also good for our business and our brand building. We have made progress implementing our aggressive strategy to increase diversity, including better demographic representation in the United States and improved engagement scores among Asians and African Americans, among other groups. In 2013, the Human Rights Campaign, a civil rights organization promoting equality for lesbian, gay, bisexual and transgender Americans, awarded us a 100% rating in their Corporate Equality Index for the third year in a row. Our employee resource groups (ERGs) have been the core of our diversity culture by supporting employees’ growth while enhancing their contributions. There are eight ERGs in total, including SPIRIT, which was formed to promote inclusion and respect for non-drinkers and the most recent addition, BRAVE, established to support veterans of the armed forces. In fiscal 2014, more than 25% of our employees were members of at least one ERG.
In the marketplace, we focus on promoting fair and ethical business practices. In 2012, we issued our Global Human Rights Statement, defining our commitment to respecting the fundamental rights inherent to all human beings. We share our human rights policies and practices with our suppliers through our Suppliers Guide to Human Rights.
Community Involvement. Our approach to philanthropy reflects our values as a corporate citizen. Our civic engagement supports non-profit organizations that make a positive impact and improve the lives of individuals and the vitality of our communities. We target our support in six general areas: arts and culture, education, environment, social services, alcohol responsibility and community development. While our focus is in our hometown of Louisville, Kentucky, our civic engagement activities extend to the communities around the globe where our employees live, work and raise their families. In 2014, we donated more than $10 million in cash, logged approximately 18,000 volunteer hours and had over 125 employees serve on boards of directors of 160 non-profit organizations.
Our Corporate Responsibility reports are available at www.brown-forman.com/responsibility.

Employees and Executive Officers
As of April 30, 2014, we employed approximately 4,200 people, including approximately 200 employed on a part-time or temporary basis. We believe our employee relations are good.
The following persons serve as executive officers of the Company as of June 19, 2014.

Name	Age	Principal Occupation and Business Experience
Paul C. Varga	50	Company Chairman and Chief Executive Officer since 2007. Chief Executive Officer since 2005.
Jane C. Morreau	55
Executive Vice President and Chief Financial Officer since February 2014. Senior Vice President, Chief Production Officer, and Head of Information Technology from 2013 to 2014. Senior Vice President, Director of Financial Management, Accounting and Technology from 2008 to 2012.

James S. Welch, Jr.	55
Company Vice Chairman, Executive Director of Corporate Affairs, Strategy, and Diversity since 2012. Company Vice Chairman, Executive Director of Corporate Affairs, Strategy, Diversity, and Human Resources from 2007 to 2012.

Matthew E. Hamel	54	Executive Vice President, General Counsel, and Secretary since 2007.
Jill Ackerman Jones	48
Executive Vice President, President for North America and Latin America Regions since 2013. Executive Vice President and Chief Production Officer from 2011 through 2012. Senior Vice President, Chief Production Officer from 2007 to 2011.

Mark I. McCallum	59
Executive Vice President, President for Europe, Africa, Middle East, Asia Pacific, and Travel Retail since 2013. Executive Vice President and Chief Operating Officer from 2009 through 2012. Executive Vice President and Chief Brands Officer from 2006 to 2009.

Alejandro “Alex” Alvarez	46	Senior Vice President, Chief Production Officer since February 2014. Vice President, General Manager Casa Herradura from 2013 to 2014. General Manager Casa Herradura from 2008 to 2013.
Brian P. Fitzgerald	41
Senior Vice President, Chief Accounting Officer since 2013. Vice President, Finance Director of Greater Europe and Africa from 2009 to 2012. Assistant Vice President, Director Business Strategy and Analysis from 2007 to 2009.

Lisa P. Steiner	54	Senior Vice President, Chief Human Resources Officer since 2009. Senior Vice President, Director of Global Human Resources from 2007 to 2009.
Lawson E. Whiting	45
Senior Vice President, Chief Brands Officer since 2013. Senior Vice President, Managing Director Western Europe from 2011 through 2012. Vice President, Finance Director Western Europe from 2010 to 2011. Vice President, Finance Director North America from 2009 to 2010.

Available Information
You can read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file with the SEC at www.sec.gov.
Our website address is www.brown-forman.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports are available free of charge on our website as soon as reasonably practicable after we electronically file those reports with the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference, unless such information is otherwise specifically referenced elsewhere in this report.
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
Item 1A. Risk Factors
We believe the following discussion identifies the most significant risks and uncertainties that could adversely affect our business. If any of the following risks were actually to occur, our business, results of operations, cash flows, and financial condition could be materially and adversely affected. Additional risks not currently known to us, or that we currently deem to be immaterial, could also materially adversely affect our business, results of operations, cash flows, and financial condition in future periods.
Unfavorable economic conditions could negatively affect our operations and results.
Unfavorable global or regional economic conditions, including uncertainty caused by unstable geopolitical environments in many parts of the world, such as Russia and Ukraine, could adversely affect our operations and financial results. While the major economic disruptions of the 2008-2009 financial crisis have largely subsided, many markets where our products are sold still face significant economic challenges resulting from the global economic downturn that followed, including low consumer confidence, high unemployment, budget deficits, burdensome governmental debt, austerity measures, increased taxes, and weak financial, credit, and housing markets. Unfavorable economic conditions such as these can cause governments to increase taxes on beverage alcohol to raise revenue or reduce consumers’ willingness to make discretionary purchases of beverage alcohol products or pay for premium brands such as ours. In unfavorable economic conditions, consumers may make more value-driven and price-sensitive purchasing choices and drink more at home rather than at restaurants, bars, and hotels, which tend to favor many of our premium and super-premium products.
Unfavorable economic conditions could also adversely affect our suppliers, distributors, and retailers, who in turn could experience cash flow problems, more costly or unavailable financing, credit defaults, and other financial hardships, which could lead to distributor or retailer destocking, increase our bad debt expense, or cause us to decrease the levels of unsecured credit that we provide to customers. Other potential negative ramifications to our business from poor economic conditions include political instability, higher interest rates, an increase in the rate of inflation, deflation, exchange rate fluctuations, credit or capital market instability, or lower returns on pension assets or lower discount rates for pension obligations (requiring higher contributions to our pension plans). For details on the effects of changes in the value of our benefit plan obligations and assets on our financial results, see Note 9 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”
Our global business is subject to a number of commercial, political, and financial risks, including foreign currency exchange rate fluctuations.
Our products are sold in more than 160 countries; accordingly, we are subject to risks associated with doing business globally, including commercial, political, and financial risks. We continue to expect our growth rates in non-U.S. markets to surpass our growth rates in the United States. Emerging regions, such as eastern Europe, Latin America, Asia, and Africa, as well as more developed markets, such as the United Kingdom, France, Germany, and Australia, provide growth opportunities for us. If shipments of our products – particularly Jack Daniel’s Tennessee Whiskey – to our global markets were to experience significant disruption due to these risks or for other reasons, it could have a material adverse effect on our financial results.
In addition, we are subject to potential business disruption caused by military conflicts; intergovernmental disputes; potentially unstable governments or legal systems; civil or political upheaval or unrest; local labor policies and conditions; possible expropriation, nationalization, or confiscation of assets; problems with repatriation of foreign earnings; economic or trade sanctions; closure of markets to imports; anti-American sentiment; terrorism or other types of violence in or outside the United States; health pandemics; and a significant reduction in global travel. For example, Mexico is a key commercial and production region for some of our products, and an outbreak of violence in that region could disrupt our key business and manufacturing operations there. In addition, our ability to sell into Russia depends on our products being imported into that country, and any economic or trade sanctions could materially adversely affect our operations there. Our success will depend, in part, on our ability to overcome the challenges we encounter with respect to these risks and other factors affecting U.S. companies with global operations.
The more we expand our business globally, the more exchange rate fluctuations relative to the U.S. dollar influence our financial results. In many markets outside the United States, we sell our products and pay for some goods, services, and labor primarily in local currency. Since we sell more in local currencies than we purchase, we have a net exposure to changes in the value of the U.S. dollar relative to those currencies. Thus, profits from our overseas businesses would be adversely affected if the dollar were to strengthen against other currencies in our major markets, especially the euro, British pound sterling, Russian ruble, Australian dollar, Polish zloty, Mexican peso, or Japanese yen. There can be no assurance that we will be successful in limiting our foreign currency risk by use of foreign currency derivatives or other means. Over time, our reported financial results generally will be hurt by a stronger U.S. dollar and improved by a weaker one. For details on how foreign exchange affects our business, see ”Item 7A. Quantitative and Qualitative Disclosures about Market Risk – Foreign Exchange.”
National and local governments may adopt regulations or undertake investigations that could limit our business activities or increase our costs.
Our business is subject to extensive regulatory requirements regarding production, importation, marketing and promotion, labeling, distribution, pricing, and trade practices, among others. Changes in laws, regulatory measures, or governmental policies, or in the manner in which current ones are interpreted, could cause us to incur material additional costs or liabilities, and jeopardize the growth of our business in the affected market. Specifically, governments may prohibit, or impose or increase limitations on, advertising and promotional activities, or times or locations where beverage alcohol may be sold or consumed, or adopt other measures that could limit our opportunities to reach consumers or sell our products. In Europe, for example, regulators in a number of countries have adopted or are considering severe limitations on the marketing and sale of beverage alcohol. Russia has banned all television, newspaper, magazine, and internet advertising (.ru websites) for beverage alcohol products, and Turkey adopted measures to ban all beverage alcohol advertising and increase restrictions on sales. Increases in regulation of this nature could cause a substantial decline in consumer awareness for our products in the affected market.
Some countries in which we do business have a higher risk of corruption than others. While we are committed to doing business in accordance with applicable anti-corruption and other laws, our Code of Conduct and Code of Ethics, and other Company policies, we remain subject to the risk that an employee will violate our policies, or that any of our many affiliates or agents, such as importers, wholesalers, distributors, or other business partners, may take action determined to be in violation of international trade, money laundering, anti-corruption, or other laws, including the U.S. Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act 2010, or local equivalent laws. Any determination that our operations or activities are not, or were not, in compliance with U.S. or foreign laws or regulations could result in investigations, interruption of business, loss of business partner relationships, suspension or termination of licenses and permits (our own or a partner’s), imposition of fines, legal or equitable sanctions, negative publicity, and management distraction. Further, our compliance with applicable anti-corruption or other laws, our Code of Conduct and Code of Ethics, and other Company policies could result in higher operating costs compared to those of other suppliers.
Additional regulation in the United States and other countries around climate change and other environmental issues could increase our operating costs. Increasing regulation of fuel emissions could increase the cost of energy, including fuel, required to operate our facilities or transport and distribute our products, thereby substantially increasing the distribution and supply chain costs associated with our products.
Tax increases and changes in tax rules could adversely affect our financial results.
Our business is sensitive to changes in both direct and indirect taxes. As a multinational company based in the United States, we are more exposed to the impact of U.S tax changes than most of our major competitors, especially those that affect the net effective corporate income tax rate. Certain tax changes that have been or are currently proposed by Congress or the administration exemplify this risk, including repealing LIFO (last-in, first-out accounting treatment of inventory) for tax purposes, decreasing or eliminating the ability of U.S.-based companies to receive a tax credit for foreign taxes paid or to obtain a current U.S. tax deduction for certain expenses in the United States related to foreign earnings, changing the U.S. tax treatment of income related to foreign intangibles, decreasing or eliminating the U.S. manufacturing deduction, or changing the rules relating to the depreciation of capital expenditures or the deduction of advertising expenses.
Our business operations are also subject to numerous duties or taxes that are not based on income, sometimes referred to as “indirect taxes,” which include excise taxes, sales or value-added taxes, property taxes, and payroll taxes. Increases in or the imposition of new indirect taxes on our operations or products would increase the cost of our products or, to the extent levied directly on consumers, make our products less affordable, which could negatively affect our financial results by reducing purchases of our products and encouraging consumers to switch to lower-priced or lower-taxed product categories. For example, certain jurisdictions such as Australia have increased and may continue to increase excise taxes on beverage alcohol products, which could increase the cost of our products to consumers and could reduce consumer demand in those jurisdictions. Our global business can also be negatively affected by import and export duties, tariff barriers, and related local governmental economic protectionist measures, and the suddenness and unpredictability with which these can occur. The global economic downturn increased our tax-related risks in many countries where we do business, as governmental entities could further increase taxes on beverage alcohol products in an effort to replace lost revenues. New tax rules, accounting standards, or pronouncements, and changes in interpretation of existing ones, could also have a significant adverse effect on our business and financial results.
Our business performance is substantially dependent upon the continued health of Jack Daniel’s.
The Jack Daniel’s family of brands is the primary driver of our growth. Jack Daniel’s is an iconic global trademark with a loyal consumer fan base, and we invest much effort and many resources to protect and preserve the brand’s reputation for quality, craftsmanship, and responsibility. A brand’s reputational value is based in large part on consumer perceptions, and even an isolated incident that causes harm – particularly one resulting in widespread negative publicity – could adversely influence these perceptions and erode consumer trust and confidence in the brand. Significant damage to the Jack Daniel’s brand equity would adversely affect our business. Given the importance of the Jack Daniel’s brand to our overall success, a significant or sustained decline in volume or selling price of our Jack Daniel’s products would likely have a negative effect on our growth and our stock price. Additionally, should we not be successful in our efforts to maintain or increase the relevance of the Jack Daniel’s brand in the minds of current and future consumers, our business and operating results could suffer. For details on the importance of the Jack Daniel’s family of brands to our business, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Fiscal 2014 Brand Highlights.”
Changes in consumer preferences and purchases, and our ability to anticipate and react to them, could negatively affect our business results.
We are a branded consumer products company in a highly competitive market, and our success depends on our continued ability to offer consumers appealing, high-quality products. Consumer preferences and purchases may shift due to a host of factors, many of which are difficult to predict, including changes in economic conditions, demographic and social trends, public health policies and initiatives, changes in government regulation of beverage alcohol products, the potential legalization of marijuana use on a more widespread basis within the United States, and changes in travel, leisure, dining, gifting, entertaining, and beverage consumption trends. To continue to succeed, we must anticipate and respond effectively to shifts in demographics, consumer behavior, drinking tastes, and drinking occasions. Our business results could be negatively affected by shifts in demographic trends, specifically in the United States, where our consumer base skews toward non-Hispanic white consumers. In the coming years, demographic cohorts other than non-Hispanic whites are expected to grow more quickly than the non-Hispanic white cohort. If we fail to attract consumers from diverse backgrounds and ethnicities, our business results could suffer. Further, trends in the United States for several years after 2014 indicate a slight decrease in the population segment aged 21 to 24; fewer potential consumers in this age bracket could have a negative effect on industry growth rates and our business.
Our plans call for the continued growth of the Jack Daniel’s family of brands. In particular, we plan to continue to grow Jack Daniel’s Tennessee Honey sales in the United States this fiscal year and to expand this brand to more of our international markets. If these plans are unsuccessful, or if we otherwise fail to develop or implement effective business, portfolio, and brand strategies, our growth, stock price, or financial results could suffer. More broadly, if consumers shift away from spirits (particularly brown spirits), our premium-priced brands, or our RTD products, our financial results could be adversely affected.
We believe that new products, line extensions, label and bottle changes, product reformulations, and similar product innovations by both our competitors and us will compete increasingly for consumer drinking occasions. Product innovation is a significant element of our growth strategy; however, there can be no assurance that we will continue to develop and implement successful line extensions, packaging, formulation or flavor changes, or new products. Unsuccessful implementation or short-lived popularity of our product innovations could result in inventory write-offs and other costs, and also could damage consumers’ perception of the brand family. Our inability to attract consumers to our product innovations relative to our competitors’ products – especially over time – could negatively affect our growth, business, and financial results.
Production facility disruption could adversely affect our business.
Some of our largest brands, including Jack Daniel’s Tennessee Whiskey and Finlandia Vodka, are produced at a single location. A catastrophic event causing physical damage, disruption, or failure at one of our major distillation or bottling facilities could adversely affect our business. Further, because whiskeys and some tequilas are aged for various periods, we maintain a substantial inventory of aged and maturing products in warehouses at a handful of different sites. The loss of a substantial amount of aged inventory – through fire, other natural or man-made disaster, contamination, or otherwise – could significantly reduce the supply of the affected product or products. A consequence of any of these or other supply or supply chain disruptions could be our inability to meet consumer demand for the affected products for a period of time. In addition, insurance proceeds may be insufficient to cover the replacement value of our inventory of maturing products and other assets if they were to be lost. Disaster recovery plans may not prevent business disruption, and reconstruction of any damaged facilities could require a significant amount of time.
The inherent uncertainty in supply/demand forecasting could adversely affect our business, particularly with respect to our aged products.
There is an inherent risk of forecasting imprecision in determining the quantity of aged and maturing products to store in a given year for future consumption. The forecasting strategies we use to balance product supply with fluctuations in consumer demand may not be effective for particular years, products, or markets. We cannot be sure that we will be successful in using various levers, such as price, to create the desired balance of available supply and consumer demand for particular years, products, or markets. As a consequence, we may be unable to meet consumer demand for the affected products for a period of time. Furthermore, not having our products in the market on a consistent basis may adversely affect our brand equity and future sales.
Higher costs or unavailability of materials could adversely affect our financial results, as could our inability to obtain certain finished goods.
Our products use a number of materials and ingredients that we purchase from suppliers. Our ability to make and sell our products depends upon the availability of the raw materials, product ingredients, finished products, wood, glass, bottles, cans, bottle closures, packaging, and other materials used to produce and package them. Without sufficient quantities of one or more key materials, our operations and financial results could suffer. For instance, only a few glass producers make bottles on a scale sufficient for our requirements, and a single producer supplies most of our glass requirements. Similarly, a Finnish company distills and bottles Finlandia Vodka for us. In addition, if we experienced a disruption in the supply of American oak logs to produce the new charred oak barrels in which we age our whiskeys, our production capabilities would be compromised. If any of our key suppliers were no longer able to meet our timing, quality, or capacity requirements, ceased doing business with us, or raised prices, and we could not promptly develop alternative cost-effective sources of supply or production, our operations and financial results could suffer.
Higher costs or insufficient availability of suitable grain, agave, water, grapes, wood, glass, closures, and other input materials, or higher associated labor costs or insufficient availability of labor, may adversely affect our financial results, because we may not be able to pass along such cost increases or the cost of such shortages through higher prices to customers. Similarly, when energy costs rise, our transportation, freight, and other operating costs, such as distilling and bottling expenses, also may increase. Our financial results may be adversely affected if we are not able to pass along energy cost increases through higher prices to our customers without reducing demand or sales.
Weather, the effects of climate change, diseases, and other agricultural uncertainties that affect the mortality, health, yield, quality, or price of the various raw materials used in our products also present risks for our business, including in some cases potential impairment in the recorded value of our inventory. Changes in weather patterns or intensity can disrupt our supply chain as well, which may affect production operations, insurance costs and coverage, as well as the timely delivery of our products to customers.
Water is one of the major components of our products, so the quality and quantity of available water is important to our ability to operate our business. If hydrologic cycle patterns change, and droughts become more common or severe, or if the water supply were interrupted for other reasons, high-quality water could become scarce in some key production regions for our products, including Tennessee, Kentucky, California, Finland, Canada, and Mexico.
If the social acceptability of our products declines or governments adopt policies disadvantageous to beverage alcohol, our business could be adversely affected.
Our ability to market and sell our products depends heavily on societal attitudes toward drinking and governmental policies that both flow from and affect those attitudes. In recent years, increased social and political attention has been directed at the beverage alcohol industry. The recent attention has focused largely on public health concerns related to alcohol abuse, including drunk driving, underage drinking, and the negative health impacts of the abuse and misuse of beverage alcohol. While most people who drink enjoy alcoholic beverages in moderation, it is commonly known and well reported that excessive levels or inappropriate patterns of drinking can lead to increased risk of a range of health conditions and, for certain people, can result in alcohol dependence. Some academics and public health officials as well as critics of the alcohol industry in the United States, Europe, and other countries around the world increasingly seek governmental measures to make beverage alcohol products more expensive, less available, or more difficult to advertise and promote. For example, the World Health Organization recently published a report on alcohol and its associated health risks and impacts, and encouraged governments to develop specific regulatory policies to reduce the harmful use of alcohol. If future research indicated more widespread serious health risks associated with alcohol consumption – particularly with moderate consumption – or if for any reason the social acceptability of beverage alcohol were to decline significantly, sales of our products could decrease.
We face substantial competition in our industry, and consolidation among beverage alcohol producers, wholesalers, or retailers, or changes to our route-to-consumer model, could hinder the marketing, sale, or distribution of our products.
We use different business models to market and distribute our products in different countries around the world. In the United States, we sell our products either to distributors for resale to retail outlets or, in those states that control alcohol sales, to state governments who then sell them to retail customers and consumers. In our non-U.S. markets, we use a variety of route-to-consumer models – including, in many markets, reliance on others to market and sell our products. Consolidation among spirits producers, distributors, wholesalers, or retailers could create a more challenging competitive landscape for our products. Consolidation at any level could hinder the distribution and sale of our products as a result of reduced attention and resources allocated to our brands both during and after transition periods, because our brands might represent a smaller portion of the new business portfolio. Expansion into new product categories by other suppliers, or innovation by new entrants into the market, could increase competition in our product categories. Changes to our route-to-consumer models or partners in important markets could result in temporary or longer-term sales disruption, could result in higher implementation-related or fixed costs, and could negatively affect other business relationships we might have with that partner. Distribution network disruption or fluctuations in our product inventory levels at distributors, wholesalers, or retailers could negatively affect our results for a particular period. Further, while we currently believe we have sufficient scale to succeed relative to our major competitors, we nevertheless face a risk that continuing consolidation of large beverage alcohol companies could put us at a competitive disadvantage.
Our competitors may respond to industry and economic conditions more rapidly or effectively than we do. Other suppliers, as well as wholesalers and retailers of our brands, offer products that compete directly with ours for shelf space, promotional displays, and consumer purchases. Pricing (including price promotions, discounting, couponing, and free goods), marketing, new product introductions, entry into our distribution networks, and other competitive behavior by other suppliers, and by wholesalers and retailers who sell their products against ours, could adversely affect our sales, margins, and profitability. While we seek to take advantage of the efficiencies and opportunities that large retail customers can offer, large retail customers often seek lower pricing and purchase volume flexibility, offer own-label competing products, and represent a large number of other competing products. If their leverage continues to increase, it could negatively affect our financial results.
We might not succeed in our strategies for acquisitions and dispositions.
From time to time, we acquire or invest in additional brands or businesses. We expect to continue to seek acquisition and investment opportunities that we believe will increase long-term shareholder value, but we may not be able to find and purchase brands or businesses at acceptable prices and terms. Acquisitions involve risks and uncertainties, including potential difficulties integrating acquired brands and personnel; the possible loss of key customers or employees most knowledgeable about the acquired business; implementing and maintaining consistent U.S. public company standards, controls, procedures, policies, and information systems; exposure to unknown liabilities; business disruption; and management distraction. Acquisitions, investments, or joint ventures could also lead us to incur additional debt and related interest expenses, issue additional shares, and become exposed to contingent liabilities, as well as lead to dilution in our earnings per share and reduction in our return on average invested capital. We could incur future restructuring charges or record impairment losses on the value of goodwill or other intangible assets resulting from previous acquisitions, which may also negatively affect our financial results.
We also evaluate from time to time the potential disposition of assets or businesses that may no longer meet our growth, return, or strategic objectives. In selling assets or businesses, we may not get prices or terms as favorable as we anticipated. We could also encounter difficulty in finding buyers on acceptable terms in a timely manner, which could delay our accomplishment of strategic objectives. Expected cost savings from reduced overhead relating to the sold assets may not materialize, and the overhead reductions could temporarily disrupt our other business operations. Any of these outcomes could negatively affect our financial performance.
Inadequate protection of our intellectual property rights or counterfeiting could adversely affect our business prospects.
Our brand names, trademarks, and related intellectual property rights are critical assets, and our business depends on our protecting them successfully. We may be unsuccessful in protecting our intellectual property rights around the world or in challenging those who imitate our products. Although we believe that our intellectual property rights are legally protected in the markets in which we do business, the ability to register and enforce intellectual property rights varies greatly from country to country. We may not be able to secure trademark registrations in every country in which we wish to sell a particular product, and we may not get favorable protective decisions by courts or trademark offices.
Many global spirits brands, including ours, experience problems with product counterfeiting and other forms of trademark infringement, especially in Asia and eastern European markets. We work cooperatively with other spirits industry leaders via our membership in the International Federation of Spirits Producers (IFSP) to combat spirits counterfeiting. While we believe the IFSP generally to be an effective organization, IFSP efforts are subject to cooperation with local authorities and courts in some markets. Despite our and IFSP’s efforts, confusingly similar, lower-quality, or even counterfeit products harmful to consumers could reach the market and adversely affect our intellectual property rights, brand equity, corporate reputation, or financial results. In addition, the industry as a whole could suffer negative effects related to the manufacture, sale, and consumption of illegally produced beverage alcohol.
Product recalls or other product liability claims could materially and adversely affect our sales.
The success of our brands depends upon the positive image that consumers have of those brands. We could decide to, or be required to, recall products due to suspected or confirmed product contamination, product tampering, spoilage, or other quality issues. Any of these events could adversely affect our sales. Actual contamination, whether deliberate or accidental, could lead to inferior product quality and even illness, injury or death to consumers, potential liability claims, and material loss. Should a product recall become necessary, or we voluntarily recall product in the event of contamination, damage, or other quality issue, sales of the affected product or our broader portfolio of brands could be adversely affected. A significant product liability judgment or widespread product recall may negatively impact the sales and profitability of the affected brand or brands. Even if a product liability claim is unsuccessful or is not fully pursued, resulting negative publicity could adversely affect our reputation with existing and potential customers and our corporate and brand image.

Litigation and legal disputes could expose our business to financial and reputational risk.
Major private or governmental litigation challenging the production, promotion, distribution, or sale of beverage alcohol or specific brands, could affect our ability to sell products. Because litigation and other legal proceedings can be costly to defend, even actions that are ultimately decided in our favor could have a negative impact on our business reputation or financial results. Several years ago, a series of putative class action cases was filed against several beverage alcohol companies, including Brown-Forman, alleging that large producers intentionally focused advertising and promotion at under-age consumers. All of the cases were either dismissed or withdrawn at early stages - but only after considerable effort and expense. Other lawsuits have been brought against beverage alcohol companies alleging problems related to alcohol abuse, negative health consequences from drinking, problems from alleged marketing or sales practices, or underage drinking. While these lawsuits have been largely unsuccessful in the past, others may succeed in the future. We could also experience employment-related class actions, environmental claims, commercial disputes, product liability actions stemming from a beverage or container production defect, a whistleblower suit, or other major litigation that could adversely affect our business results, particularly to the extent the losses or expenses were not insurable or insured.
Governmental actions around the world to enforce trade practice, money laundering, anti-corruption, competition, tax, environmental and other laws are also a continuing risk for global companies such as ours. In addition, as a U.S. public company we are exposed to the risk of securities-related class action suits, particularly following a precipitous drop in the share price of our stock. Adverse developments in major lawsuits concerning these or other matters could have a material adverse effect on our business.
A failure of one or more of our key information technology systems, networks, processes, associated sites, or service providers could have a material adverse impact on our business.
We rely on information technology (IT) systems, networks, and services, including internet sites, data hosting and processing facilities and tools, hardware (including laptops and mobile devices), software and technical applications and platforms, some of which are managed, hosted, provided, or used by third-parties or their vendors, to assist us in the management of our business. The various uses of these IT systems, networks, and services include, but are not limited to: hosting our internal network and communication systems; ordering and managing materials from suppliers; supply/demand planning; production; shipping product to customers; hosting our branded websites and marketing products to consumers; collecting and storing customer, consumer, employee, investor, and other data; processing transactions; summarizing and reporting results of operations; hosting, processing, and sharing confidential and proprietary research, business plans, and financial information; complying with regulatory, legal, or tax requirements; providing data security; and handling other processes necessary to manage our business.
Increased IT security threats and more sophisticated cyber crime pose a potential risk to the security of our IT systems, networks, and services, as well as the confidentiality, availability, and integrity of our data. If the IT systems, networks, or service providers we rely upon fail to function properly, or if we suffer a loss or disclosure of business or other sensitive information, due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively address these failures on a timely basis, we may suffer interruptions in our ability to manage operations and reputational, competitive, or business harm, which may adversely affect our business operations or financial condition. In addition, such events could result in unauthorized disclosure of material confidential information, and we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us or to our partners, our employees, customers, suppliers, or consumers. In any of these events, we could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and IT systems.
Negative publicity could affect our stock price and business performance.
Unfavorable media, whether accurate or not, related to our industry or to us or our brands, marketing, personnel, operations, business performance, or prospects could negatively affect our corporate reputation, stock price, ability to attract high-quality talent, or the performance of our business. Adverse publicity or negative commentary on social media outlets, particularly any such negative commentary on social media outlets that goes “viral,” could cause consumers to react rapidly by avoiding our brands or choosing brands offered by our competitors, which could materially negatively affect our financial results.
The Brown family has the ability to control the outcome of matters submitted for stockholder approval.
A substantial majority of our voting stock is controlled by members of the Brown family, and collectively, they have the ability to control the outcome of stockholder votes, including the election of all of our directors and the approval or rejection of any merger, change of control, or other significant corporate transaction. We believe that having a long-term-focused, committed, and engaged shareholder base provides us with an important strategic advantage, particularly in a business with aged products and multi-generational brands. This advantage could be eroded or lost, however, should Brown family members cease, collectively, to be controlling stockholders of the Company. We desire to remain independent and family-owned, and we believe the Brown family stockholders share these interests. However, the Brown family’s interests may not always be aligned with other stockholders’ interests. By exercising their control, the Brown family could cause the Company to take actions that are at odds with the investment goals of institutional, short-term, non-voting, or other non-controlling investors, or that have a negative effect on our stock price.
We are considered a “controlled company” under New York Stock Exchange rules. Controlled companies are exempt from New York Stock Exchange listing standards that require a board composed of a majority of independent directors, a fully independent nominating/corporate governance committee, and a fully independent compensation committee. We avail ourselves of the exemptions from having a board composed of a majority of independent directors and a fully independent nominating/corporate governance committee. Notwithstanding the available exemption, our Compensation Committee is composed exclusively of independent directors. As a result of our use of some “controlled company” exemptions, our corporate governance practices differ from those of non-controlled companies, which are subject to all of the New York Stock Exchange corporate governance requirements.
Our failure to attract or retain key executive or employee talent could adversely affect our business.
Our success depends upon the efforts and abilities of our senior management team, other key employees, and a high-quality employee base, as well as our ability to attract, motivate, reward, and retain them. Difficulties in hiring or retaining key executive or other employee talent, or the unexpected loss of experienced employees, could have an adverse impact our business performance.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Company-owned production facilities include distilleries, a winery, bottling plants, warehousing operations, saw mills, and cooperages. We also have agreements with other parties for contract production in Australia, Belgium, Finland, Mexico, the Netherlands, Poland, South Africa, and the United States. During fiscal 2014, we completed construction of our new Jack Daniel Cooperage in Decatur, Alabama; the facility was placed in service during April 2014.
In addition to Company-owned corporate offices in Louisville, Kentucky, we lease office space for use in our sales, marketing, and administrative operations in the United States and in over 40 other cities around the globe. The lease terms expire at various dates and are generally renewable. Our most significant office locations outside Louisville are:

•	United States: Irvine, California; Irving, Texas; Atlanta, Georgia; and Baltimore, Maryland.

•
International: Guadalajara, Mexico; Paris, France; Sydney, Australia; London, United Kingdom; Prague, Czech Republic, Hamburg, Germany; Warsaw, Poland; Mexico City, Mexico; Amsterdam, Netherlands; and Hong Kong.

Significant Properties

Location	Principal Activities	Notes

United States:
Louisville, Kentucky	Corporate offices	Includes several renovated historic structures
Distilling, bottling, warehousing
	Cooperage	Brown-Forman Cooperage
Lynchburg, Tennessee	Distilling, bottling, warehousing	Home of the Jack Daniel’s family of brands
Visitors’ center
Woodford County, Kentucky	Distilling, bottling, warehousing	Home of Woodford Reserve
Visitors’ center
Windsor, California	Winery, bottling, warehousing	Home of Sonoma-Cutrer
Decatur, Alabama	Cooperage	Jack Daniel Cooperage (opened in April 2014)
Clifton, Tennessee	Stave and heading mill
Stevenson, Alabama	Stave and heading mill
Jackson, Ohio	Stave and heading mill	Land is leased from a third party

International:
Collingwood, Canada	Distilling, warehousing	Home of Canadian Mist
Cour-Cheverny, France	Distilling, bottling, warehousing	Home of Chambord
Amatitán, Mexico	Distilling, bottling, warehousing	Home of our tequilas and New Mix RTDs
Visitors’ center

We believe that our facilities are in good condition and are adequate for our business.
Item 3. Legal Proceedings
We operate in a litigious environment and we are sued in the normal course of business. We do not anticipate that any currently pending suits will have, individually or in the aggregate, a material adverse effect on our financial position, results of operations, or liquidity.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our Class A and Class B common stock is traded on the New York Stock Exchange (symbols “BFA” and “BFB,” respectively). As of May 31, 2014, there were 2,819 holders of record of Class A common stock and 5,526 holders of record of Class B common stock. Because of overlapping ownership between classes, as of May 31, 2014, we had only 5,947 distinct record holders.
The following table sets forth, for the quarterly periods indicated, the high and low sales prices per share for our Class A and Class B common stock, as reported on the New York Stock Exchange composite tape, and dividend per share information:

	Fiscal 2013					Fiscal 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Market price per share:
Class A high	$63.82	$69.20	$68.50	74.41	$74.41	$75.47	$74.65	$79.83	$91.00	$91.00
Class A low	54.27	58.67	59.79	65.31	54.27	67.00	65.46	71.00	74.67	65.46
Class B high	65.33	67.91	71.00	71.99	71.99	74.29	74.96	80.76	91.15	91.15
Class B low	55.43	60.44	60.90	63.84	55.43	66.44	66.41	72.11	75.54	66.41
Cash dividends per share:
Declared	0.47	—	4.51	—	4.98	0.51	—	0.58	—	1.09
Paid	0.23	0.23	4.26	0.26	4.98	0.26	0.26	0.29	0.29	1.09

Notes:
Quarterly amounts may not add to amounts for the year due to rounding.
Per share amounts have been adjusted for a 3-for-2 stock split in August 2012.
Cash dividends per share include a special dividend of $4.00 per share paid in December 2012.

Equity Compensation Plan Information
The following table summarizes information as of April 30, 2014, relating to our equity compensation plans pursuant to which grants of stock options, stock appreciation rights, restricted stock, market value units, performance units or other equity awards have been made.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights[1]	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights[2]	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by Class A common stockholders	2,302,991	$42.44	7,759,881
1Includes 2,141,187 Class B common shares to be issued upon exercise of stock-settled stock appreciation rights (SSARs); 120,314 Class B common restricted stock units (RSUs); 9,371 Class A common deferred stock units (DSUs); 24,810 Class B common DSUs; and 7,309 Class B common stock awards issued under the Brown-Forman 2004 or 2013 Omnibus Compensation Plans. Does not include issued shares of performance-based restricted stock. SSARs are exercisable for an amount of our common stock with a value equal to the increase in the fair market value of the common stock from the date the SSARs were granted. The fair market value of our common stock at fiscal year-end has been used for the purposes of reporting the number of shares to be issued upon exercise of the 4,062,811 SSARs outstanding at fiscal year-end.
2RSUs and DSUs do not have an exercise price because their value depends on continued employment or service over time or the achievement of certain performance goals, and are to be settled for shares of Class B common stock. Accordingly, these have been disregarded for purposes of computing the weighted-average exercise price.

Stock Performance Graph
The graph below compares the cumulative total shareholder return of our Class B Common Stock for the last five years with the Standard & Poor’s 500 Stock Index, Dow Jones U.S. Consumer Goods Index, and the Dow Jones U.S. Food & Beverage Index. The information presented assumes an initial investment of $100 on April 30, 2009, and that all dividends were reinvested. The cumulative returns shown on the graph represent the value that these investments would have had on April 30 in the years since 2009.

Item 6. Selected Financial Data
This selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the Notes thereto contained in “Item 8. Financial Statements and Supplementary Data.”
BROWN-FORMAN CORPORATION
SELECTED FINANCIAL DATA
(Dollars in millions, except per share amounts)

Year Ended April 30,	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Continuing Operations:
Net sales	$2,195	2,412	2,806	3,282	3,192	3,226	3,404	3,614	3,784	3,946
Gross profit	$1,156	1,308	1,481	1,695	1,577	1,611	1,724	1,795	1,955	2,078
Operating income	$445	563	602	685	661	710	855	788	898	971
Net income	$339	395	400	440	435	449	572	513	591	659
Weighted average shares used to calculate earnings per share
– Basic	228.3	228.9	230.4	229.6	225.7	221.8	218.4	214.5	213.4	213.5
– Diluted	229.7	231.4	232.8	231.6	227.1	222.9	219.8	216.1	215.0	215.1
Earnings per share from continuing operations
– Basic	$1.49	1.73	1.74	1.91	1.92	2.02	2.61	2.39	2.77	3.08
– Diluted	$1.48	1.71	1.72	1.89	1.91	2.01	2.60	2.37	2.75	3.06
Gross margin	52.7%	54.2%	52.8%	51.6%	49.4%	50.0%	50.7%	49.7%	51.7%	52.7%
Operating margin	20.3%	23.3%	21.5%	20.9%	20.7%	22.0%	25.1%	21.8%	23.7%	24.6%
Effective tax rate	32.6%	29.3%	31.7%	31.7%	31.1%	34.1%	31.0%	32.5%	31.7%	30.5%
Average invested capital	$1,535	1,863	2,431	2,747	2,893	2,825	2,711	2,803	2,834	3,131
Return on average invested capital	23.0%	21.9%	17.4%	17.2%	15.9%	16.6%	21.8%	19.1%	21.7%	21.6%
Total Company:
Cash dividends declared per common share	$0.49	0.56	0.62	0.69	0.75	0.78	1.49	0.89	4.98	1.09
Average stockholders’ equity	$1,198	1,397	1,700	1,668	1,793	1,870	1,904	2,046	1,879	1,817
Total assets at April 30	$2,649	2,728	3,551	3,405	3,475	3,383	3,712	3,477	3,626	4,103
Long-term debt at April 30	$351	351	422	417	509	508	504	503	997	997
Total debt at April 30	$630	576	1,177	1,006	999	699	759	510	1,002	1,005
Cash flow from operations	$396	343	355	534	491	545	527	516	537	649
Return on average stockholders’ equity	25.7%	22.9%	22.9%	26.4%	24.2%	24.0%	30.0%	25.1%	31.4%	36.3%
Total debt to total capital	32.5%	26.9%	42.8%	36.8%	35.5%	26.9%	26.9%	19.8%	38.1%	33.1%
Dividend payout ratio	36.1%	40.0%	36.8%	35.8%	38.9%	38.7%	57.0%	37.4%	179.8%	35.3%

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
4.
We define return on average invested capital as the sum of net income and after-tax interest expense, divided by average invested capital. Average invested capital equals assets less liabilities, excluding interest-bearing debt and is calculated using the average of the most recent 13 month-end balances. After-tax interest expense equals interest expense multiplied by one minus our effective tax rate.

5.	We define return on average stockholders’ equity as net income applicable to common stock divided by average stockholders’ equity.
6.	We define total debt to total capital as total debt divided by the sum of total debt and stockholders’ equity.
7.	We define dividend payout ratio as cash dividends divided by net income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand Brown-Forman, our operations, and our current business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our Consolidated Financial Statements and the accompanying Notes contained in “Item 8. Financial Statements and Supplementary Data.”
Volume and Depletions
When discussing volume, unless otherwise specified, we refer to “depletions,” a term commonly used in the beverage alcohol industry. We define “depletions” as either (a) our shipments directly to retailers or wholesalers, or (b) shipments from our third-party distributor customers to retailers and wholesalers. Because we generally record revenues when we ship our products to our customers, our reported sales for a period do not necessarily reflect actual consumer purchases during that period. We believe that our depletions measure volume in a way that more closely reflects consumer demand than our shipments to third-party distributor customers do.
Volume is discussed on a nine-liter equivalent unit basis (nine-liter cases) unless otherwise specified. At times, we use a “drinks-equivalent” measure for volume when comparing single-serve RTD or ready-to-pour (RTP) brands to a parent spirits brand. “Drinks-equivalent” depletions are RTD and RTP nine-liter cases converted to nine-liter cases of a parent brand on the basis of the number of drinks in one nine-liter case of the parent brand. To convert RTD volumes from a nine-liter case basis to a drinks-equivalent nine-liter case basis, RTD nine-liter case volumes are divided by 10, while RTP nine-liter case volumes are divided by 5.
Non-GAAP Financial Measures
We use certain financial measures in this report that are not measures of financial performance under GAAP. These non-GAAP measures, which are defined below, should be viewed as supplements to (not substitutes for) our results of operations and other measures reported under GAAP. The non-GAAP measures we use in this report may not be defined and calculated by other companies in the same manner.
We present changes in certain income statement line-items that are adjusted to an “underlying” basis, which we believe assists in understanding both our performance from period to period on a consistent basis, and the trends of our business. Non-GAAP “underlying” measures include changes in (a) underlying net sales, (b) underlying cost of sales, (c) underlying gross profit, (d) underlying advertising expenses, (e) underlying selling, general and administrative expenses and (f) underlying operating income. To calculate each of these measures, we adjust for (a) foreign currency exchange, (b) if applicable, estimated net changes in trade inventories, and (c) the absence of Hopland-based wine business. These adjustments are defined below.

•
“Foreign exchange.” We calculate the percentage change in our income statement line-items in accordance with GAAP and adjust to exclude the cost or benefit of currency fluctuations. Adjusting for foreign exchange allows us to understand our business on a constant dollar basis, as fluctuations in exchange rates can distort the underlying trend both positively and negatively. (In this report, “dollar” always means the U.S. dollar unless clearly denoted otherwise.) To eliminate the effect of foreign exchange fluctuations when comparing across periods, we translate current year results at prior-year rates.

•
“Estimated net change in trade inventories” refers to the estimated net effect of changes in distributor inventories on changes in our measures. For each period being compared, we estimate the effect of distributor inventory changes on our results using depletion information provided to us by our distributors. We believe that this adjustment reduces the effect of varying levels of distributor inventories on changes in our measures and allows to understand better our underlying results and trends.

•
“Absence of Hopland-based wine business” refers to the exclusion of results from our divested Hopland, California-based wine business, which we sold to Viña Concha y Toro S.A in April 2011. Included in this sale were the Fetzer winery, bottling facility, and vineyards, as well as the Fetzer brand and other Hopland, California-based wines, including Bonterra, Little Black Dress, Jekel, Five Rivers, Bel Arbor, Coldwater Creek, and Sanctuary. Although we sold these brands in April 2011, we retained them in our portfolio as agency brands through December 31, 2011. This adjustment allows for the comparison of our performance in prior periods without this business.

Management uses “underlying” measures of performance to assist it in comparing and measuring our performance from period to period on a consistent basis, and in comparing our performance to that of our competitors. We also use underlying measures as metrics of management incentive compensation calculations. Management also uses underlying measures in its planning and forecasting and in communications with the board of directors, stockholders, analysts and investors concerning our financial performance. We have provided reconciliations of the non-GAAP measures adjusted to an “underlying” basis to their nearest GAAP measures in the tables below under “Results of Operations – Year-Over-Year Comparisons” and have consistently applied the adjustments within our reconciliations in arriving at each non-GAAP measure.
We also use the following additional non-GAAP financial measures:
“Net debt” which is a non-GAAP measure that refers to the sum of (a) long-term debt, (b) the current portion of long-term debt, and (c) short-term borrowings, less (d) cash and cash equivalents. Management uses net debt as an additional measure of liquidity.
“Return on average invested capital” refers to the sum of net income and after-tax interest expense, divided by average invested capital. Average invested capital equals assets less liabilities, excluding interest-bearing debt and is calculated using the average of the most recent 13 month-end balances. After-tax interest expense equals interest expense multiplied by one minus our effective tax rate. We consider return on average invested capital to be a meaningful indicator of how effectively and efficiently we use invested capital in our business.

Our MD&A includes the following sections:

EXECUTIVE SUMMARY	24
RESULTS OF OPERATIONS	28
LIQUIDITY AND CAPITAL RESOURCES	37
LONG-TERM OBLIGATIONS	39
CRITICAL ACCOUNTING POLICIES AND ESTIMATES	40
EXECUTIVE SUMMARY
Overview
Over the past several years, including fiscal 2014, we have made progress toward realizing the ambitions of our long-term strategy, which was first set forth in fiscal 2010 and has evolved along with our business since then. Here is a discussion of recent developments:

•
We have further developed the Jack Daniel’s trademark through innovations designed to create new demand for products from the world’s foremost maker of American whiskey. These efforts resulted in the successful launch of Jack Daniel’s Tennessee Honey and, more recently, in a series of ultra-premium-priced line extensions. At the same time, we have invested steadily in our core Jack Daniel’s Tennessee Whiskey brand to drive its growth broadly around the world and to support our price increases during both fiscal 2013 and 2014.

We have been working to increase our production capacity for the Jack Daniel’s family of brands so that we can satisfy expected future demand. In fiscal 2014, we completed construction of the Jack Daniel Cooperage in Decatur, Alabama. We believe that we were already the largest maker of new whiskey barrels in the world before the new cooperage significantly added to our capacity. We believe that our ownership of new whiskey barrel manufacturing facilities is unique among our competitors, and that our control over this critical input to the whiskey-making process gives us a competitive advantage. We announced a major expansion of our distilling capacity last August, and we expect to complete construction of the new distillery on our property in Lynchburg, Tennessee during calendar 2015.

•
The recent growth of the Jack Daniel’s family of brands is the most important measure of our progress toward becoming a global leader in whiskey. In addition, the growth of Woodford Reserve has also helped us move forward on this ambition, as this super-premium brand grew volume at a compound annual rate of more than 20% from fiscal 2010 to fiscal 2014 – more than doubling its volume and surpassing 300,000 nine-liter cases in April 2014. In June 2013, we announced a more than $35 million expansion at our Woodford Reserve Distillery to support our expected growth. Also during fiscal 2014, we completed a renovation of our visitors’ center at the Woodford Reserve Distillery to better serve the large and growing number of brand lovers who visit our distillery annually.

•
We divested our Hopland-based wine brands in 2011, leaving us with a portfolio primarily focused on spirits. Since then, we have pursued growth of our spirits portfolio mostly through innovation. From fiscal 2010 through fiscal 2014, we launched more than twice as many line extensions and new products as we launched in the seven years before 2010. Not all of these have been or are expected to be successful, and some have been discontinued. But, in addition to Jack Daniel’s Tennessee Honey, other successes include: Southern Comfort Lime (introduced in fiscal 2011), Woodford Reserve Double Oaked (fiscal 2012) and Jack Daniel’s Winter Jack (fiscal 2012). In April 2014, we began testing Jack Daniel’s Tennessee Fire in three markets in the United States, and – though it is too early to assess results – we are encouraged about the potential for this most recent innovation from Jack Daniel’s.

•
Since 2010, we have pursued international growth in our larger, developed markets and with increasing focus in the emerging world. Our most visible progress has been the evolution of our route-to-consumer in several key markets. We set up new distribution companies in three of our current top ten countries (Germany, France, and Turkey) and also in Brazil, a market that we believe is among our most promising long-term growth opportunities. We have added substantially to our employee base outside the United States, mostly in markets where we evolved our route-to-consumer.

•
Over the past five years, our capital deployment initiatives have been focused on (1) enabling the expected future growth of our existing businesses through investments in our production capacity (discussed above) and (2) returning cash to our shareholders. We have not made any material acquisitions during that time. From fiscal 2010 through 2014, we have returned over $2.5 billion to our shareholders through $988 million in regular quarterly dividends, $998 million in two special dividends, and $555 million through share repurchases.

Summary and Timing of Recent Developments

Fiscal year	PORTFOLIO	ROUTE-TO-CONSUMER	PRODUCTION

2011	Introduced Jack Daniel’s Tennessee Honey in April	Started distribution operations in Germany
	Introduced Southern Comfort Lime	Started distribution operations in Brazil
Sold Hopland-based wine brands and properties
2012	Introduced Woodford Reserve Double Oaked	Started distribution operations in Turkey
Introduced Jack Daniel’s Winter Jack
2013	Introduced Jack Daniel’s Sinatra Select		Announced plans for the Jack Daniel Cooperage
Introduced Jack Daniel’s Tennessee Rye Whiskey
2014	Introduced Jack Daniel’s No. 27 Gold Tennessee Whiskey	Started distribution operations in France	Announced capacity expansion at the Woodford Reserve Distillery
	Introduced Jack Daniel’s Tennessee Fire (limited test)		Announced capacity expansion at the Jack Daniel Distillery
Opened the Jack Daniel Cooperage

Fiscal 2014 Financial Highlights
Summary of Operating Performance Fiscal 2012 - 2014

				Reported Change		Underlying Change
Fiscal year ended April 30	2012	2013	2014	2013 vs. 2012	2014 vs. 2013	2013 vs. 2012	2014 vs. 2013

Net sales	$3,614	$3,784	$3,946	5%	4%	8%	6%
Cost of sales	928	894	913	(4)%	2%	4%	3%
Gross profit	1,795	1,955	2,078	9%	6%	10%	8%
Advertising	395	408	436	3%	7%	6%	8%
SG&A	610	650	686	7%	5%	8%	6%
Operating income	$788	$898	$971	14%	8%	13%	11%

Gross margin	49.7%	51.7%	52.7%	2.0pp	1.0pp
Operating margin	21.8%	23.7%	24.6%	1.9pp	0.9pp

Interest expense, net	$28	$33	$24	18%	(27)%
Effective tax rate	32.5%	31.7%	30.5%	(0.8)pp	(1.2)pp
Diluted earnings per share	$2.37	$2.75	$3.06	16%	11%
Return on average invested capital[2]	19.1%	21.7%	21.6%	2.6pp	(0.1)pp

1See “Non-GAAP Financial Measures” above for details on our use of “underlying changes” for net sales, cost of sales, gross profit, advertising expenses, and SG&A expenses, including how these measures are calculated and the reasons why we think this information is useful to readers.
2See “Non-GAAP Financial Measures” above for details on our use of “return on average invested capital,” including how this measure is calculated and the reasons why we think this information is useful to readers.
In fiscal 2014 compared to fiscal 2013, we grew our underlying net sales by 6% (4% reported), increased underlying operating income by 11% (8% reported), and delivered an 11% increase in diluted earnings per share. We improved our margins in fiscal 2014, as we added 100 basis points to our gross margin and 90 basis points to our operating margin. These operating results were driven largely by our American whiskey portfolio, led by the Jack Daniel’s family of brands, as many of our markets benefited from favorable category trends. Our net sales growth was balanced geographically, as emerging markets, developed international markets, and the United States all made positive contributions. Our return on average invested capital was essentially unchanged, even as we invested a record $126 million in fiscal 2014 in our capacity expansion projects and increased working capital related to our maturing whiskey inventory. In fiscal 2014, we returned $280 million in cash to our shareholders through dividend payments of $233 million and share repurchases of $47 million, while maintaining investment-grade credit ratings. We accomplished this while strengthening our balance sheet, reducing net debt by approximately $230 million to approximately $568 million as of April 30, 2014.
Outlook
Looking ahead to fiscal 2015, we are optimistic about our prospects for continued net sales and operating income growth, and we expect to make further progress toward our strategic ambitions. We describe below the trends, developments, and uncertainties that we expect to affect our business.

•
Favorable American whiskey trends. We believe that the market for American whiskey is growing faster than total distilled spirits globally and that premium American whiskey is among the best-performing components of the broader whiskey category. We face strong competition, and the size of the opportunity is bringing new entrants to the market. Even so, we believe that our whiskey brands are poised to benefit from this trend, including Jack Daniel’s Tennessee Whiskey and Woodford Reserve. Furthermore, we believe that we are well-positioned to access emerging growth opportunities driven by consumer trends affecting the category, which include increased interest in flavored whiskeys and in craft whiskeys. We believe that we can benefit from these trends with our existing portfolio of American whiskeys, which includes, among others, Jack Daniel’s Tennessee Honey, our highly successful flavored whiskey, and Old Forester, the world’s first bottled bourbon and a brand of distinctive character that savvy consumers are rediscovering. In addition, we expect to bring new products and line extensions to market when our assessment of opportunity supports it.

•
Uncertain reaction to our pricing plans. Our operating results have benefited from price increases for several of our brands, including, most importantly, Jack Daniel’s Tennessee Whiskey, during fiscal years 2013 and 2014. Higher pricing has contributed strongly to net sales growth, gross margin improvement, and operating profit improvement over the past two years. Looking ahead, we believe that the environment remains suitable in many markets for us to increase prices. We plan to increase prices in fiscal 2015, but not as much as in fiscal years 2013 and 2014. In the United States, we expect that higher volumes will result from smaller price increases compared to fiscal years 2013 and 2014. Overall, we believe that our balanced approach to pricing will continue to support net sales growth, but we are unsure how our customers and consumers will react – especially in those markets where we have increased prices recently. We may need to adjust prices if consumers react negatively or net sales growth is adversely affected.

•
Impact of owned distribution operations in France. After more than a year of planning, establishing an appropriate infrastructure, and hiring about 70 new employees, we started operating our own distribution company in France in January 2014. Our fiscal 2014 results reflected a negative effect on our diluted earnings per share of about $0.06 attributed to our distributor’s full destocking in connection with transition of distribution to us. We present details about France in “Fiscal 2014 Market Highlights” below. In fiscal 2015, we expect that our sales growth rate will benefit somewhat from our higher prices as we now sell directly to the trade (formerly, our prices were lower to allow for a third-party distributor’s profit margin). Correspondingly, our cost of sales will increase, reflecting in-market logistics expenses we now bear, and our SG&A expenses will be higher due to the direct costs of our expanded team and related, higher, on-going administrative costs. We expect that the net effect will be positive and that our gross margin and operating margin will benefit to an extent.

•
Uncertain impact of excise taxes and government regulations restricting trade in spirits and wine. From time to time, we face increases in excise taxes or duties on spirits, and we periodically face other regulatory measures that either restrict our ability to sell and market our brands responsibly or raise the cost of our doing so. In fiscal 2015, we are aware of several enacted (or proposed and likely-to-be-enacted) excise tax increases. Whenever practicable, we increase our prices to the extent of those tax increases. We do not believe that any one known or expected excise tax increase will have a significant negative effect on our results, nor do we expect that they collectively will. But because excise tax increases can lead to inflation in consumer prices, the cumulative effect over time in a given market could soften demand for our products. For example, excise taxes increased 15% in Poland in January 2014, and we believe that this development could negatively affect consumer demand and our results there.

•
Emerging-market uncertainty. During fiscal 2014, we grew net sales in emerging markets, led by the Jack Daniel’s family of brands, while our competition reported generally negative circumstances and results in emerging markets, particularly in China. We experienced challenges in our largest emerging market, Mexico, but, collectively, our emerging markets have grown net sales consistently and at higher rates than our developed markets in recent years. We expect this to continue, but we are cautious about our growth outlook given the geopolitical uncertainty related to Russia and Ukraine. These two countries, and more broadly the emerging markets in eastern Europe and central Asia, have been important to our emerging markets net sales growth in recent years, including in fiscal 2014.

We believe that we are well-positioned to take advantage of the opportunities and to address the challenges related to the trends and uncertainties noted above. However, we may not succeed in taking full advantage of these opportunities, and any of these challenges could have a material adverse effect on our business.
See also ‘‘Item 1A. Risk Factors’’ for details about risks and uncertainties that could affect our business or results.

RESULTS OF OPERATIONS – FISCAL 2014 MARKET HIGHLIGHTS
The following table shows net sales results for our ten largest markets, summarized by geographic area, for the fiscal year ended April 30, 2014, compared to the prior fiscal year. We discuss the most significant changes in net sales for each geographic area.
Top 10 Markets - Percentage of Fiscal 2014 Total Net Sales and Fiscal 2014 Net Sales Growth by Geographic Area

		Net Sales[1] % Change vs. 2013
Markets	% of Fiscal 2014 Net Sales	Underlying	Foreign Exchange	Net Chg in Est. Trade Inventories	Reported *
United States	41%	4%	—%	—%	4%
Europe:
United Kingdom	10%	8%	1%	—%	9%
Germany	5%	8%	4%	—%	12%
Poland	4%	2%	3%	—%	5%
Russia	2%	23%	(2)%	(1)%	19%
France	2%	18%	4%	(33)%	(12)%
Turkey	1%	32%	(9)%	—%	24%
Rest of Europe	8%	13%	3%	(2)%	14%
Europe	32%	11%	2%	(2)%	10%
Australia	12%	2%	(10)%	—%	(8)%
Other:
Mexico	6%	(4)%	—%	—%	(5)%
Canada	1%	4%	(4)%	2%	2%
Rest of Other	8%	17%	(5)%	1%	12%
Other	15%	6%	(3)%	1%	4%
TOTAL	100%	6%	(1)%	(1)%	4%
* Totals may differ due to rounding

1See “Non-GAAP Financial Measures” above for details on our use of “underlying change” in net sales, including how this measure is calculated and the reasons why we think this information is useful to readers.

The United States, our largest and most important market, accounted for 41% of our reported net sales in both fiscal 2014 and fiscal 2013. In fiscal 2014, net sales increased 4%, driven by the Jack Daniel’s family of brands and Woodford Reserve. Higher pricing on Jack Daniel’s Tennessee Whiskey was the most significant overall contributor to net sales growth in the United States, while higher volumes for Jack Daniel’s Tennessee Honey, Woodford Reserve, and Gentleman Jack were also key contributors to our net sales growth there.
Europe accounted for 32% of our net sales in fiscal 2014, increasing from 30% in fiscal 2013. For fiscal 2014, reported net sales in Europe were up 10%. After adjusting for the positive effect of a weaker dollar and the estimated reduction in net trade inventories (mostly attributed to our route-to-consumer change in France in fiscal 2014), underlying net sales in Europe were up 11%. Our underlying net sales growth in Europe was broad-based and included gains in all of our largest markets, including the United Kingdom, Germany, Poland, France, Russia, and Turkey. Reported net sales in France declined as a result of decreased shipments corresponding to our former distributor’s inventory reduction ahead of our route-to-consumer change. (See “Outlook – Impact of owned distribution operations in France” above.) We believe that our underlying net sales in Europe grew largely because of higher consumer demand for our brands in most of Europe. But in Poland, our growth was partly driven by timing of our sales to wholesale and retail trade customers who, we believe, increased their inventories in advance of the January 2014 excise tax hike and our related price increase. We believe that customer inventories in Poland remained somewhat elevated at the end of fiscal 2014.
Australia accounted for 12% of our net sales in fiscal 2014, down from 14% in fiscal 2013. For fiscal 2014, reported net sales were down 8%, but underlying net sales were up 2% after adjusting for the negative effect of a weaker Australian dollar.

Underlying net sales growth was driven primarily by net sales of a third-party brand that we began representing as sales agent in Australia during fiscal 2014, and volume increases for both Jack Daniel’s RTDs and Jack Daniel’s 1907 Whiskey, a standard-priced line extension sold exclusively in Australia. Net sales growth in Australia was partially offset by lower volumes and pricing for Jack Daniel’s Tennessee Honey, which suffered from weak consumer acceptance in fiscal 2014 in addition to a difficult comparison to its launch in this market last year.
Net sales for our other markets constituted 15% of our total net sales in both fiscal 2014 and fiscal 2013. Reported net sales grew 4% in fiscal 2014 and 6% on an underlying basis after adjusting for the negative effect of a stronger U.S. dollar and the positive effect of an estimated net increase in trade inventories. The increase in underlying net sales was driven by broad growth across most of our other markets, but primarily by Brazil, Japan, China, markets in Southeast Asia, and markets in Africa. Net sales declines in Mexico and a few other markets partially offset these gains. In Mexico, fiscal 2014 net sales declined because of (a) excess inventory of New Mix and Herradura held by our wholesale customers as we entered the fiscal year, thus reducing their demand in fiscal 2014, and (b) a difficult competitive environment related to the tequila category, exacerbated by a generally challenging economic environment.

RESULTS OF OPERATIONS – FISCAL 2014 BRAND HIGHLIGHTS
The following table highlights the worldwide results of our largest brands for the fiscal year ended April 30, 2014, compared to the same period last year. We discuss results of the brands most affecting our performance below the table.
Major Brands Worldwide Results for Fiscal 2014

	Depletion Volume				Net Sales[1] % Change vs. 2013
Brand family / brand	Nine-Liter Cases (Millions)	% Change vs. 2013	Drinks Equivalent (Millions)	% Change vs. 2013	Underlying	Foreign Exchange	Net Chg in Est. Trade Inventories	Reported *
Jack Daniel’s Family[2]	20.0	5%	13.9	6%	8%	(2%)	(1%)	6%
Jack Daniel’s Tennessee Whiskey	11.5	4%	11.5	4%	6%	—%	(1%)	5%
Jack Daniel’s Tennessee Honey	1.0	36%	1.0	36%	36%	(1%)	(3%)	32%
Jack Daniel’s RTDs/RTP[3]	6.8	3%	0.7	4%	5%	(7%)	1%	(1%)
New Mix RTDs	5.0	(13%)	0.5	(13%)	(9%)	(1%)	—%	(10%)
Finlandia	3.4	3%	3.4	3%	4%	—%	(2%)	3%
Southern Comfort Family	2.3	(4%)	1.9	(5%)	(2%)	(2%)	—%	(5%)
Canadian Mist Family	1.6	(1%)	1.6	(1%)	(1%)	—%	—%	(1%)
Korbel Champagnes	1.3	(2%)	1.3	(2%)	4%	—%	(1%)	3%
El Jimador	1.2	(3%)	1.2	(3%)	3%	(1%)	(2%)	—%
Other Super-Premium brands[4]	1.2	4%	1.2	4%	8%	—%	—%	8%
* Totals may differ due to rounding

1See “Non-GAAP Financial Measures” above for details on our use of “underlying change” in net sales, including how this measure is calculated and the reasons why we think this information is useful to readers.
2In addition to the brands separately listed here, the Jack Daniel’s family of brands includes Gentleman Jack, Jack Daniel’s Single Barrel, Jack Daniel’s Sinatra™ Select, Jack Daniel’s No. 27 Gold Tennessee Whiskey, Jack Daniel’s 1907 Tennessee Whiskey, and Jack Daniel’s Tennessee Rye Whiskeys.
3Jack Daniel’s RTD and RTP products include all RTD line extensions of Jack Daniel’s, such as Jack Daniel’s & Cola, Jack Daniel’s & Diet Cola, Jack & Ginger, Jack Daniel’s Country Cocktails, Gentleman Jack & Cola, and the seasonal Jack Daniel’s Winter Jack RTP.
4Includes Chambord liqueur and flavored vodka, Herradura, Sonoma-Cutrer, Tuaca, and Woodford Reserve.

In fiscal 2014, the Jack Daniel’s family of brands grew volumes 6% globally to nearly 14 million drinks-equivalent nine-liter cases across all expressions of the brand. Reported net sales grew 6% while underlying net sales increased 8%, after adjusting for the negative effects of both foreign exchange and an estimated net decrease in trade inventories. In fiscal 2014, the Jack Daniel’s family of brands grew at a faster rate than Jack Daniel’s Tennessee Whiskey, primarily because of the contributions to growth made by our innovations, and most significantly due to the introduction of Jack Daniel’s Tennessee Honey in several international markets as well as its continued growth in the United States and the United Kingdom.
Jack Daniel’s Tennessee Whiskey (JDTW) generates a significant percentage of our total net sales, and it is our top priority. As the world’s fourth largest premium spirits brand measured by both volume and retail value, we believe that JDTW is one of the most valuable spirits brands in the world. JDTW grew volume for the 22nd consecutive year and outpaced the average volume growth of the top 25 premium spirits brands1 during calendar 2013. That achievement reinforces our belief in the brand’s long-term appeal and sustainable growth potential. JDTW grew volumes 4% globally in fiscal 2014, an acceleration compared to its growth rate of 3% in fiscal 2013, despite price increases in many markets in fiscal 2014. JDTW grew reported net sales 5% and underlying net sales 6%, at a faster rate than volume gains owing to price increases and favorable mix. The brand grew strongly in emerging markets, as exemplified by the double-digit volume growth in three of the four emerging markets among our top ten listed above: volume in Russia increased 28%; Mexico, 16%; and Turkey, 11%. In the United States, volume decreased 1% but net sales grew due to price increases.
Late in fiscal 2011, we introduced Jack Daniel’s Tennessee Honey (JDTH) in the United States. Since then, we have introduced the brand in many other countries around the world, and JDTH has become a significant contributor to our net sales growth. In fiscal 2014, the brand surpassed the 1 million cases milestone to become, we believe, one of only 20 brands selling more than 1 million cases in a 12-month period at an average retail value of of $25 or higher for a 750ml bottle. In fiscal 2014, JDTH grew volumes by double digits in the United States, its largest market, and was named to Impact’s “Hot Brands” list2 for a third consecutive year. In the United Kingdom, JDTH’s second largest market, the brand grew volumes nearly 50% compared to fiscal 2013, its year of introduction in that market. In addition, we successfully launched JDTH in several of our largest international markets in fiscal 2014, including Germany, Russia, France, Mexico, and Japan. Looking ahead, while JDTH is now available in our largest markets, there remain many others where the brand has yet to be introduced, leaving room for us to continue its international expansion in fiscal 2015.
JDTH Volume by Year and Introduction History by Major Market

Year Ended April 30,	2012	2013	2014

Nine-Liter Cases (Thousands)	450	770	1,050

Major launch markets:	United States*	United Kingdom	Mexico
	Canada	Australia	France
	Travel Retail	Poland	Germany
		South Africa	Russia
			Japan
			Czech Republic
*Introduced at the end of fiscal year 2011
The Jack Daniel’s RTDs/RTP brands (JD RTDs) grew volume 3% in fiscal 2014, while reported sales decreased 1% due to the negative foreign exchange effect of a weaker Australian dollar. Adjusted for foreign exchange and an estimated net increase in trade inventories, JD RTDs grew underlying net sales 5% during fiscal 2014. Four of our top five markets for JD RTDs grew volumes and underlying net sales. Australia, the brand’s largest market, grew volumes and underlying net sales in the low single-digits despite a challenging economic and industry environment. The United States and the United Kingdom both grew underlying net sales by double digits as these markets benefited from the broader introduction of our seasonal Jack Daniel’s Winter Jack in fiscal 2014.
In fiscal 2014, we continued to introduce innovative new whiskeys from the Jack Daniel Distillery, with a focus on ultra-premium line extensions. This year, we launched Jack Daniel’s Sinatra™ Select in the United States after its successful introduction with our travel retail customers in fiscal 2013. Outside the United States, we introduced Jack Daniel’s No. 27 Gold Tennessee Whiskey to our travel retail customers in Asia, setting the stage for a launch in select markets in fiscal 2015. Underlying net sales of the original Jack Daniel’s line extension Gentleman Jack – launched in 1988 – grew by double digits in fiscal 2014, driven equally by growth in the United States and in international markets. Outside the United States, Gentleman Jack continued its international expansion, as both volumes and underlying net sales grew by double digits. Underlying net sales also grew by double digits in the United States, as the brand was helped by its first-ever television advertising campaign, “The Order of the Gentleman.”
In fiscal 2014, Finlandia grew reported net sales by 3% and underlying net sales 4%, after adjusting for the effect of an estimated net reduction in trade inventories. Finlandia’s underlying net sales growth was primarily due to volume gains in Poland, Russia, and Ukraine. In addition, Finlandia’s net sales growth benefited from better price/mix in fiscal 2014, as price increases in Poland added to underlying net sales growth, but were partially offset by lower net pricing in Russia.

[1]Based on industry statistics published by Impact Databank, a well-known U.S. trade publication, in February 2014.
[2]Impact Databank published the Impact’s “Hot Brands” - Spirits list in March 2014.

The Southern Comfort family of brands volume declined 4% in fiscal 2014. Reported net sales declined 5% while underlying net sales declined 2%, after adjusting for the negative effect of foreign exchange. Our Southern Comfort business in the United States faced persistent consumer challenges affecting the liqueurs category generally, increased competition from flavored whiskeys, and continuing weakness experienced by many brands in the U.S. on-premise channel. These challenges led to declining volumes and net sales for the brand family in the United States, Southern Comfort’s largest market. Outside the United States, fiscal 2014 performance was mixed for Southern Comfort. The brand family grew net sales in the high single digits in the United Kingdom, its second largest market, helped by volume growth in the off-premise channel and better net pricing. South Africa also grew volumes and net sales as we launched a line of Southern Comfort RTDs there during fiscal 2014. Both markets benefited from investments in our award-winning advertising campaign. Volumes and net sales declined in (a) Germany, due to delays in the full roll-out of our promotional campaign, and (b) Australia, where all of our brands were challenged by a difficult economic and industry environment.
In fiscal 2014, the performance of our two most important tequila brands, el Jimador and Herradura, was mixed across markets. In Mexico, volumes and underlying net sales declined for both brands, but outside of Mexico, both brands significantly grew volumes and underlying net sales. The net result for Herradura was a small increase in underlying net sales, as growth outside of Mexico offset declines in Mexico. For el Jimador, the net result was better, as el Jimador’s underlying net sales growth outside of Mexico more than offset declines in Mexico. As a result, el Jimador’s underlying net sales grew 3%, despite a 3% reduction in volumes. The United States is the most important market for both brands. In the United States, super-premium Herradura grew volumes in the high single-digits and underlying net sales in the low double-digits to outpace its competitive set and gain market share, while el Jimador grew volumes and underlying net sales in the high single-digits. We were encouraged by consumers’ reaction to our new bottle for el Jimador, which was introduced to the U.S. market during fiscal 2014 and, we believe, had a positive effect on our volumes and net sales growth. In the rest of the world, el Jimador grew volumes 25% – its third consecutive year of volume growth above 20% outside of the United States and Mexico. We remain focused on developing our tequila portfolio in the United States, where we see considerable potential for growth, strengthening our position in Mexico, and continuing to build our presence in higher-value tequila markets throughout the world.
el Jimador New Mix, our market-leading RTD brand in Mexico, had a difficult fiscal 2014, as volumes declined 13% and underlying net sales declined 9%, driven in part by higher customer inventory levels at the beginning of the fiscal year, which led to lower sales in fiscal 2014. In addition, New Mix faced softer consumer demand as the brand was challenged by a difficult economic environment in Mexico and by increased competition.
Woodford Reserve, our super-premium bourbon brand, surpassed the 300,000 nine-liter cases milestone in fiscal 2014 and grew volumes 24% (after growing 26% in fiscal 2013). The United States is by far the brand’s most important market and was responsible for most of its growth during fiscal 2014. Woodford Reserve also gained momentum outside the United States, growing volumes 35%, driven by our travel retail business and some markets in Europe where American whiskey trends are favorable, such as the United Kingdom. During fiscal 2014, we substantially increased our advertising investment in Woodford Reserve and began advertising on television for the first time in the United States with our “Woodford Way” campaign. We believe that Woodford Reserve is a leader in the fast-growing super-premium American whiskey market in the United States and is poised for growth as interest in bourbon increases around the world. We plan to continue to devote substantial resources to Woodford Reserve to support its future growth potential.

RESULTS OF OPERATIONS – YEAR-OVER-YEAR COMPARISONS
NET SALES

Percentage change versus the prior fiscal year		2014		2013
Underlying change in net sales		6%		8%
Volume	3%		5%
Net price/mix	3%		3%
Foreign exchange		(1)%		(1)%
Estimated net change in trade inventories		(1)%		1%
Absence of Hopland-based wine business		—%		(2)%
Reported change in net sales *		4%		5%
* 2013 Total differs due to rounding.
Fiscal 2014 compared to Fiscal 2013
Net sales of $3,946 million increased 4%, or $162 million, compared to fiscal 2013. Underlying net sales growth was 6%, after adjusting for the negative effect of foreign exchange and the estimated net reduction in trade inventories. The negative effect on reported net sales growth of a weaker Australian dollar more than offset the positive effect of generally stronger European currencies. The primary factor driving the estimated net reduction in trade inventories was decreased shipments corresponding to our former distributor’s inventory reduction ahead of our route-to-consumer change in France.
The primary factors contributing to growth in underlying net sales were:

a.
More than half of the 3% of net sales growth attributed to price/mix was driven by the United States, primarily related to price increases for JDTW, JDTH, and Korbel. Outside the United States, the primary markets contributing to net sales growth from price/mix were Germany, Poland, Brazil, Turkey, China, and France (which increased as a result of our route-to-consumer change during fiscal 2014).

b.
About half of the net sales growth attributed to volume was from JDTW, which grew broadly, but was led by (1) strong consumer-oriented growth in several large European markets, including Germany, France, Russia, Turkey, and the United Kingdom; (2) strong demand despite difficult economies in Brazil and Mexico; and (3) a motivated distribution partner and increased advertising investments in Japan.

c.
JDTH was the second-most-important contributor to volume-driven net sales growth, led by increases in the United States and the United Kingdom, and also by volumes in several markets where we launched the brand in fiscal 2014, including Mexico, Germany, the Czech Republic, and France.

d.
Our super-premium American whiskey brands, Gentleman Jack and Woodford Reserve, were the next-most-significant contributors to volume-based growth. The U.S. market drove much of the increase for Woodford Reserve, while growth of Gentleman Jack was driven equally by strong results in the United States and its continued expansion in our international markets.

e.
Other recent innovations from Jack Daniel’s, most importantly Jack Daniel’s Winter Jack and Jack Daniel’s Sinatra™ Select among others, collectively contributed meaningfully to our net sales growth driven by volume. We believe that this result demonstrates the versatility of Jack Daniel’s and its relevance to diverse consumers in various markets around the world.

The primary factors partially offsetting underlying net sales growth were:

a.
Lower volumes in Mexico for our tequila brands and New Mix RTD, driven by (1) excess inventory of New Mix and Herradura held by our wholesale customers as we entered the fiscal year, and (2) lower consumer demand for our tequila brands in a difficult competitive and economic environment.

b.	Lower volume and pricing for JDTH in Australia driven by weak consumer acceptance of the brand and a difficult comparison to our launch in that market last year.

c.	Lower volume for the Southern Comfort family of brands, primarily in the United States, driven by weaker demand in the on-premise channel.
Fiscal 2013 compared to Fiscal 2012
Net sales of $3,784 million increased 5%, or $170 million, compared to fiscal 2012. On an underlying basis, net sales increased by 8%. We continued to expand our international footprint, as reported net sales outside the United States grew faster at 6% compared to 3% net sales growth in the United States. The year-over-year comparison of our net sales was negatively affected by the absence of approximately $83 million in net sales of Hopland-based wine brands (which were included in fiscal 2012) due to the sale of this business line.
We attribute our 8% underlying growth in net sales during fiscal 2013 primarily to the strong performance of the Jack Daniel’s family of brands and the performance of several other brands, including Woodford Reserve, Finlandia, New Mix, Herradura, and agency brands. In fiscal 2013, net sales growth of the Jack Daniel’s family of brands benefited from (a) volume growth and price increases of Jack Daniel’s Tennessee Whiskey across many markets, including the United States; (b) expansion of Jack Daniel’s Tennessee Honey to markets outside the United States and its continued growth in the United States; and (c) continued growth of line extensions, including Gentleman Jack and the line of Jack Daniel’s RTDs. These gains were partially offset by declines in net sales for a few brands, most notably Southern Comfort. Our change in reported net sales was reduced by the negative effect of foreign exchange and the absence of Hopland-based wine business. Reported net sales benefited from an estimated increase in trade inventories in Japan, the United States, and across many markets in Europe.
We experienced the most significant growth in net sales on both a reported and an underlying basis in the United States, Australia, Germany, Russia, Mexico, the United Kingdom, Turkey, Poland, and France, while net sales declined in some countries, including Canada, China, and Korea.
COST OF SALES

Percentage change versus the prior fiscal year		2014		2013
Underlying change in cost of sales		3%		4%
Volume	2%		4%
Cost/mix	1%		—%
Foreign exchange		—%		(1)%
Estimated net change in trade inventories		(1)%		0%
Absence of Hopland-based wine business		—%		(7)%
Reported change in cost of sales		2%		(4)%
Fiscal 2014 compared to Fiscal 2013
Cost of sales of $913 million increased $19 million, or 2%, during fiscal 2014. Underlying cost of sales grew 3% after adjusting for the positive effect of the estimated reduction in net trade inventories. About two-thirds of the underlying increase in costs of sales was driven by growth in sales volumes, while the balance of the increase related to higher input costs, including higher expenses related to value-added packaging compared to the prior year.
Fiscal 2013 compared to Fiscal 2012
Cost of sales of $894 million decreased $34 million, or 4%, during fiscal 2013. Growth in sales volume resulted in cost of sales increases for the period, while higher transportation and input costs, including grain and glass, were mostly offset by lower value-added package expense and manufacturing efficiencies. Additionally, the transition services agreement with the buyer of our Hopland-based wines business expired on December 31, 2011, resulting in lower costs compared to the prior year. Foreign exchange favorably affected reported cost of sales.
GROSS PROFIT

Percentage change versus the prior fiscal year	2014	2013
Underlying change in gross profit	8%	10%
Foreign exchange	(1)%	(1)%
Estimated net change in trade inventories	(1)%	1%
Absence of Hopland-based wine business	—%	(1)%
Reported change in gross profit	6%	9%

Fiscal 2014 compared to Fiscal 2013
Gross profit of $2,078 million increased $122 million, or 6%, during fiscal 2014. Underlying change in gross profit was higher at 8% after excluding the negative effects of both foreign exchange and the estimated reduction in net trade inventories. The increase resulted from the same factors that contributed to the increase in underlying net sales for the year. Similarly, the increases in cost of goods for the year related to volume growth and somewhat higher input costs partially offset the underlying growth in gross profit.
Gross margin improved to 52.7% in fiscal 2014, up 100 basis points from 51.7% in fiscal 2013. The increase in gross margin was primarily due to higher pricing and a favorable mix shift.
Fiscal 2013 compared to Fiscal 2012
Gross profit of $1,955 million increased $160 million, or 9%, during fiscal 2013. Gross profit was negatively affected by the absence of gross profit associated with the Hopland-based wine business sale and foreign exchange. The increase resulted from the same factors that contributed to the increase in underlying net sales for the year. Similarly, the increase in cost of goods for the year related to volume growth and new products partially offset the underlying growth in net sales.
Gross margin improved to 51.7% in fiscal 2013 from 49.7% in fiscal 2012. Approximately half of the improvement was derived from the absence of the lower-margin Hopland-based wine business in our fiscal 2013 results. The other half of the gross margin increase was primarily due to higher pricing and a favorable mix shift.
ADVERTISING EXPENSES

percentage change versus the prior fiscal year	2014	2013
Underlying change in advertising	8%	6%
Foreign exchange	(1)%	(2)%
Absence of Hopland-based wine business	—%	(1)%
Reported change in advertising	7%	3%
Fiscal 2014 compared to Fiscal 2013
Advertising expenses of $436 million increased $27 million, or 7% on a reported basis. Excluding the net positive effect of foreign exchange, underlying advertising expenses grew 8%. The increase in underlying advertising expenses was driven by:

a.	Higher advertising for our super-premium American whiskeys, including notably Woodford Reserve in the United States and Gentleman Jack in the United States and internationally.

b.	Advertising expenses to support JDTH in markets where the brand was launched during fiscal 2014, including Germany, Mexico, and Japan.

c.	Increased advertising support for JDTW broadly across its many markets, and notably in our emerging markets, where we grew advertising expenses at a substantially higher rate than elsewhere.
These increases were partially offset by lower advertising expenses in Australia, where we reduced our investments compared to fiscal 2013, when advertising expenses were elevated above normal levels because of new product launches, including the introduction of JDTH.
Fiscal 2013 compared to Fiscal 2012
Advertising expenses of $408 million increased $13 million, or 3% on a reported basis. Excluding the positive effects of the absence the Hopland-based wine business and of foreign exchange, underlying advertising expenses grew 6%. Underlying advertising expenses growth was due in part to increased investments in media for Southern Comfort in the United States and support for the introduction of line extensions, notably JDTH in the United Kingdom, Australia, and South Africa and its continued growth in the United States. We also increased advertising investment in Woodford Reserve in the United States and our vodka portfolio in Europe.

SELLING, GENERAL, AND ADMINISTRATIVE (SG&A) EXPENSES

Percentage change versus the prior fiscal year	2014	2013
Underlying change in SG&A	6%	8%
Foreign exchange	(1)%	(1)%
Reported change in SG&A	5%	7%
Fiscal 2014 compared to Fiscal 2013
SG&A expenses of $686 million increased $35 million, or 5% on a reported basis in fiscal 2014, while underlying SG&A growth was 6% after adjusting for the positive effect of foreign exchange. The most significant contributors to the year-over-year increase in underlying SG&A were: (a) inflation on salary and related expenses, and (b) costs related to setting up our distribution company in France and our new employees there.
Fiscal 2013 compared to Fiscal 2012
SG&A expenses of $650 million increased $40 million, or 7% on a reported basis in fiscal 2013, while underlying SG&A growth was 8% after adjusting for the positive effect of foreign exchange. Inflation on salary- and benefit-related expenses, costs related to a leadership reorganization during fiscal 2013, and higher pension costs all contributed to the year-over-year increase in underlying SG&A expenses. During fiscal 2013, we also invested to enhance our organizational capabilities for our emerging markets – notably in China, India, and Africa.
OPERATING INCOME

Percentage change versus the prior fiscal year	2014	2013
Underlying change in operating income	11%	13%
Foreign exchange	—%	(1)%
Estimated net change in trade inventories	(3)%	3%
Sale of Hopland-based wine business	—%	(1)%
Reported change in operating income	8%	14%
Fiscal 2014 compared to Fiscal 2013
Operating income was $971 million in fiscal 2014, an increase of $73 million, or 8% compared to fiscal 2013. Underlying operating income growth was 11% after adjusting for the negative effect of a reduction in estimated net trade inventories. The same factors that contributed to the growth in underlying gross profit also contributed to the growth in underlying operating income, partially offset by the factors that contributed to the growth in both advertising and SG&A expenses.
Operating margin grew to 24.6% in fiscal 2014 from 23.7% in fiscal 2013. The same factors that drove the increase in our gross margin benefited our operating margin. In addition, our operating margin was helped by lower operating expense growth compared to gross profit growth.
Fiscal 2013 compared to Fiscal 2012
Operating income was $898 million in fiscal 2013, an increase of $110 million, or 14% compared to fiscal 2012. Underlying operating income growth was 13% after adjusting for (a) the unfavorable effect of foreign exchange, (b) the absence of operating income from the Hopland-based wine business, and (c) the beneficial effect of an estimated increase in trade inventories. The same factors that contributed to the growth in underlying gross profit also contributed to the growth in underlying operating income, partially offset by the factors that contributed to the growth in both advertising and SG&A expenses.
Operating margin grew to 23.7% in fiscal 2013 from 21.8% in fiscal 2012. The same factors that drove the increase in our gross margin improved our operating margin. In addition, our operating margin was improved by lower operating expense growth compared to gross profit growth.
Fiscal 2014 compared to Fiscal 2013
Interest expense (net) decreased by $9 million compared to fiscal 2013, primarily due to the $9 million charge we recognized in fiscal 2013 for the early redemption of our $250 million 5% notes due February 1, 2014.

Our effective tax rate for fiscal 2014 was 30.5%, 1.2 percentage points lower than the 31.7% rate in fiscal 2013. The decrease in our effective tax rate was driven primarily by an increase in the beneficial impact of foreign earnings at lower tax rates and by the favorable effect of higher U.S. tax benefits related to domestic manufacturing activities, partially offset by a reduction in benefits from discrete items.
Diluted earnings per share were $3.06 in fiscal 2014, up 11% from $2.75 reported for fiscal 2013. This increase resulted from the same factors that contributed to the increase in operating income, as well as the lower net interest expense and a reduction in the effective tax rate.
Fiscal 2013 compared to Fiscal 2012
Interest expense (net) increased by $5 million compared to fiscal 2012, due to a $9 million charge for the early redemption of our $250 million 5% notes due February 1, 2014, and higher levels of debt, offset by the absence of our $250 million 5.2% notes that matured on April 1, 2012.
Our effective tax rate for fiscal 2013 was 31.7% compared to 32.5% in fiscal 2012. The decrease in our effective tax rate was driven primarily by the beneficial impact of increased foreign earnings, lower state income taxes, and benefits from discrete items.
Diluted earnings per share were $2.75 in fiscal 2013, up 16% from the $2.37 reported for fiscal 2012, as adjusted for the 3-for-2 stock split effected in August 2012. This increase resulted from the same factors that contributed to the increase in operating income and the lower effective tax rate, but was negatively affected by higher net interest expense.

LIQUIDITY AND CAPITAL RESOURCES
Our ability to generate cash from operations consistently is one of our most significant financial strengths. Our strong cash flows enable us to invest in our people and our brands, make appropriate capital investments, pay dividends, make strategic acquisitions that we believe will enhance shareholder value, repurchase shares of common stock, and, from time to time, pay special dividends. Investment-grade credit ratings (A2 by Moody’s, A+ by Fitch, and A- by Standard & Poor’s) provide us with financial flexibility when accessing global credit markets. We believe cash flows from operations are more than adequate to meet our expected operating and capital requirements.
CASH FLOW SUMMARY

(Dollars in millions)	2012	2013	2014
Operating activities	$516	$537	$649
Investing activities:
Additions to property, plant, and equipment	(58)	(95)	(126)
Other	(10)	(2)	(1)
	(68)	(97)	(127)
Financing activities:
Net issuance (repayment) of debt	(248)	493	3
Acquisition of treasury stock	(220)	—	(49)
Dividends paid	(192)	(1,063)	(233)
Other	(2)	(6)	(9)
	(662)	(576)	(288)
Foreign exchange effect	(15)	2	(1)
Change in cash and cash equivalents	$(229)	$(134)	$233
Cash and cash equivalents increased $233 million in fiscal 2014 compared to a decrease of $134 million in fiscal 2013, as an increase in cash from operations combined with a decrease in cash used for financing activities significantly exceeded an increase in cash used for investing activities compared to last year. Cash provided by operations was $649 million, up from $537 million in fiscal 2013, reflecting higher earnings and a smaller increase in working capital.
Cash used for investing activities increased $30 million during fiscal 2014, largely reflecting a higher level of capital spending, primarily related to the construction of the Jack Daniel Cooperage in Decatur, Alabama, that began operations in April 2014.
Cash used for financing activities was $288 million during fiscal 2014 compared to $576 million for the prior year. The fiscal 2014 amount consists largely of regular dividends of $233 million and share repurchases of $49 million (including $47 million under the share repurchase program discussed below). The fiscal 2013 amount of $576 consisted largely of dividend payments of $1,063 million (including $854 million related to a $4.00 per share special dividend paid in December 2012) offset partially by $747 million in proceeds from bonds issued in December 2012 to fund the special dividend payment. It also included the early redemption in February 2013 of $250 million of 5% notes.
In comparing fiscal 2013 to fiscal 2012, cash provided by operating activities increased $21 million, reflecting higher earnings offset partially by a larger increase in working capital. Cash used for investing activities increased $29 million compared to fiscal 2012, primarily reflecting an increase in capital expenditures to expand production capacity at Jack Daniel Distillery and Sonoma-Cutrer. Cash used for financing activities decreased $86 million in fiscal 2013, as an increase in net proceeds from debt more than offset a net increase in cash paid to shareholders through dividends and share repurchases. The impact on cash and cash equivalents as a result of exchange rate changes was an increase of $2 million in fiscal 2013 compared to a decrease of $15 million in fiscal 2012.
Capital expenditures. Investments in property, plant, and equipment were $58 million in fiscal 2012, $95 million in fiscal 2013, and $126 million in fiscal 2014. Expenditures over the three-year period primarily included investments to maintain and expand capacity as well as improve production efficiency, reduce costs, and build our brands. Capital investments were higher in fiscal 2014 compared to last year, reflecting increased spending on production operations to support the growing demand for the Jack Daniel’s family of brands. An important element of this plan was completed in April 2014, when we opened the new Jack Daniel Cooperage in Decatur, Alabama, significantly adding to our whiskey barrel-making capacity.
For fiscal 2015, we expect capital expenditures to be in a range of $120 million to $140 million, and that these investments will be funded by cash provided by operations. Our capital spending plans for fiscal 2015 include investments to complete our capacity expansion at the Jack Daniel Distillery and to substantially build up our Versailles, Kentucky, facilities to support the growth of Woodford Reserve. Similar to fiscal 2014 and our expectation for fiscal 2015, we expect that fiscal 2016 capital spending will be relatively high compared to historical spending as we complete the final phase of our production capacity expansion at Jack Daniel’s. We expect our capital expenditures to return to a more normal level going forward from fiscal 2017.
Share repurchases. During fiscal 2012 and 2014, we repurchased shares of our Class A and Class B common stock under two separate repurchase programs. The results of those share repurchase programs are summarized in the following table.

				Average Price Per Share, Including		Total Spent on Stock Repurchase
Dates (1)		Shares Purchased		Brokerage Commissions		Program
Starting	Ending	Class A	Class B	Class A	Class B	(Millions)
March 2011	November 2011	459,464	4,599,252	$46.03	$46.29	$234.0
October 2013	September 2014	24,800	661,472	$68.03	$69.04	$47.4
(1) For the stock repurchase program begun in October 2013, data is through April 30, 2014.
Liquidity. We continue to manage liquidity conservatively to meet current obligations, fund capital expenditures, and maintain dividends, while reserving adequate debt capacity for acquisition opportunities.
In addition to our cash and cash equivalent balances, we have access to several liquidity sources to supplement our cash flow from operations. One of those sources is our $1 billion commercial paper program that we regularly use to fund our short-term credit needs and to maintain our access to the capital markets. During fiscal 2014, our commercial paper borrowings averaged $467 million, with an average maturity of 36 days and an average interest rate of 0.22%. During fiscal 2013, our commercial paper borrowing averaged $308 million, with an average maturity of 44 days and an average interest rate of 0.21%. The average commercial paper borrowings were accompanied by corresponding increases in our average cash and cash equivalent balances. No commercial paper was outstanding at April 30, 2013 or 2014.
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
We have high credit standards when initiating transactions with counterparties and closely monitor our counterparty risks with respect to our cash balances and derivative contracts. If a counterparty’s credit quality were to deteriorate below our credit standards, we would expect either to liquidate exposures or require the counterparty to post appropriate collateral.
As of April 30, 2014, we had total cash and cash equivalents of $437 million. Of this amount, $256 million was held by foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We do not expect to need the cash generated by those foreign subsidiaries to fund our domestic operations. However, in the unforeseen event that we repatriate cash from those foreign subsidiaries, we would be required to provide for and pay U.S. taxes on permanently repatriated funds.
As announced on May 21, 2014, our Board of Directors declared a regular quarterly cash dividend of $0.29 per share on our Class A and Class B common stock. Stockholders of record on June 4, 2014, will receive the dividend on July 1, 2014.
As announced on September 25, 2013, our Board of Directors authorized the repurchase of up to $250 million of our outstanding Class A and Class B common shares from October 1, 2013, through September 30, 2014, subject to market and other conditions. Under this program, we may repurchase shares from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws. We can modify, suspend, or terminate this repurchase program at any time without prior notice. As of April 30, 2014, we have repurchased a total of 686,272 shares (24,800 of Class A and 661,472 of Class B) under this program for approximately $47 million, leaving $203 million available for additional repurchases through September 30, 2014. The average repurchase price per share, including broker commissions, was $68.03 for Class A and $69.04 for Class B.
We believe our current liquidity position is strong and sufficient to meet all of our future financial commitments. Our $800 million bank credit facility’s quantitative covenant requires our ratio of consolidated EBITDA (as defined in the agreement) to consolidated interest expense to be at least 3 to 1. At April 30, 2014, with a ratio of 37 to 1, we were well within the covenant’s parameters.
OFF-BALANCE SHEET ARRANGEMENTS
As of April 30, 2014, we were not involved in any off-balance sheet arrangements, which have or are reasonably likely to have a material effect on our financial condition, results of operations or liquidity.
LONG-TERM OBLIGATIONS
We have long-term obligations related to contracts, leases, borrowing arrangements, and employee benefit plans that we enter into in the normal course of business (see Notes 4, 5, and 9 to our Consolidated Financial Statements). The following table summarizes the amounts of those obligations as of April 30, 2014, and the years when those obligations must be paid:
LONG-TERM OBLIGATIONS1

(Dollars in millions)	Total	2015	2016- 2019	After 2019
Long-term debt	$1,000	$—	$500	$500
Interest on long-term debt	338	24	71	243
Grape purchase obligations	19	7	11	1
Operating leases	49	17	27	5
Postretirement benefit obligations[2]	17	17	n/a	n/a
Agave purchase obligations[3]	9	n/a	n/a	n/a
Total	$1,432	$65	$609	$749

[1]	Excludes liabilities for tax uncertainties, as we cannot reasonably predict the ultimate amount or timing of settlement.

[2]
As of April 30, 2014, we have unfunded pension and other postretirement benefit obligations of $249 million. Because we cannot determine the specific periods in which those obligations will be funded, the table above reflects no amounts related to those obligations other than the $17 million of expected contributions (including $10 million of expected discretionary contributions) in fiscal 2015.

[3]
As discussed in Note 4 to our Consolidated Financial Statements, we have obligations to purchase agave, a plant whose sap forms the raw material for tequila. As of April 30, 2014, based on current market prices, obligations under these contracts totaled $9 million. Because we cannot determine the specific periods in which those obligations will be paid, the above table reflects only the total related to those obligations.

We expect to meet these obligations with internally generated funds.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our financial statements reflect some estimates involved in applying the following critical accounting policies that entail uncertainties and subjectivity. Using different estimates or policies could have a material effect on our operating results and financial condition.
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
We assess our goodwill and other indefinite-lived intangible assets for impairment at least annually. If the fair value of an asset is less than its book value, we write it down to its estimated fair value. For goodwill, if the book value of its reporting unit exceeds its estimated fair value, we measure for potential impairment by comparing the implied fair value of the reporting unit’s goodwill, determined in the same manner as in a business combination, to the book value of the goodwill. We estimate the fair value of a reporting unit using discounted estimated future cash flows. We typically estimate the fair value of a brand name using an income approach, such as the “relief from royalty” method. We also consider market values for similar assets when available. Considerable management judgment is necessary to estimate fair value, including making assumptions about future cash flows, discount rates, and royalty rates.
We have the option, prior to quantifying the fair value of a reporting unit or brand name, to evaluate qualitative factors to assess whether it is more likely than not that our goodwill or brand names are impaired. If we determine that is not the case, then we are not required to quantify the fair value. Considerable management judgment is also required to make that assessment.
Based on our assumptions, we believe none of our goodwill or other intangibles are impaired. Further, we estimate the fair values to substantially exceed the carrying values of all of our intangible assets other than the Chambord brand name.
The estimated fair value of the Chambord brand name exceeded its book value of $116 million by approximately $21 million as of January 31, 2014, its test date for impairment. Although the brand is growing outside the United States, and a significant portion of brand value relates to those international markets, we have lower expectations for the brand in the core U.S. market. Additionally, the estimated fair value of the Chambord brand name relies in part on our ability to grow the brand in key markets through product innovation.
The estimated fair value of the Tuaca brand name exceeded its book value of $24 million by approximately $12 million as of April 30, 2014, its test date for impairment. Although the estimated fair value exceeds book value by a substantial amount, a significant portion of brand value relates to the core U.S. market where sales of Tuaca started declining five years ago, with declines accelerating in last two years.
Future events, such as a failure of product innovation and other plans to increase sales, or changes in the assumptions used to estimate the fair value of these brand names could significantly change their estimated fair values, which could result in future impairment charges. For example, a 100-basis-point increase in our cost of capital, a key assumption in which a small change can have a significant effect, would decrease the estimated fair value of the Chambord brand name by $27 million and result in a non-cash impairment charge of $6 million. That same increase in assumed cost of capital would decrease the estimated fair value of the Tuaca brand name by $7 million, but would result in no impairment charge.
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
We review our assumptions on each annual measurement date. As of April 30, 2014, we have increased the weighted-average discount rate for pension obligations from 4.08% to 4.46%, and for other postretirement benefit obligations from 4.36% to 4.67%. Our expected return on plan assets of 7.50% has not changed. Using these assumptions, we estimate our pension and postretirement benefit expense for fiscal 2015 will be approximately $43 million, compared to $49 million for fiscal 2014. A decrease/increase of 25 basis points in the assumed discount rate would increase/decrease the fiscal 2015 expense by approximately $3 million. A decrease/increase of 25 basis points in the assumed return on plan assets would increase/decrease the fiscal 2015 expense by approximately $1 million.
Income taxes. Our effective tax rate is based on our income and the statutory tax rates in the many jurisdictions where we do business. In fiscal 2014, our effective income tax rate was 30.5%, compared to 31.7% in fiscal 2013. The decrease in our effective tax rate was driven primarily by an increase in the beneficial impact of foreign earnings at lower tax rates and by the favorable effect of higher U.S. tax benefits related to domestic manufacturing activities, partially offset by a reduction in benefits from discrete items.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Risk Management Framework
Success in business requires risk taking. Only by taking risks are we able to seize opportunities that will enhance brand performance and improve earnings, but we must balance risk and reward appropriately. Our risk management process is intended to ensure that we take risks knowingly and thoughtfully, and that we balance risks and potential rewards appropriately. Our integrated risk management framework is designed to identify, evaluate, communicate, and appropriately mitigate risks across our operations. Within this framework:

•
Our Board of Directors is responsible for overseeing our risk assessment and mitigation processes and procedures. The Board has reserved to itself the oversight of certain strategic enterprise risks, delegating responsibility for other risks to committees that report to the Board regularly on risks within their purview, and to management.

◦
The Audit Committee oversees (a) policies and processes related to enterprise risk management (b) compliance with legal and regulatory requirements, and (c) financial reporting and accounting control risks.

◦	The Compensation Committee periodically reviews our compensation policies and practices to assess whether those policies and practices could lead to unnecessary risk taking.

•
Our Risk Committee is composed of members within various levels of management from an array of functional and geographical regions around the world. The Risk Committee leads the Company’s enterprise risk management program, which systematically identifies and evaluates the major risks we face, identifies “owners” for each risk, and ensures that risk mitigation plans are in place. The Risk Committee reports to the Board at least annually.

•
Our Risk Management Department identifies and assesses potential operational hazards and safety and security risks, and facilitates ongoing communication about those risks with the Risk Committee and our executive leaders.

•	Our Internal Audit Department evaluates the ongoing effectiveness of our key internal controls through periodic audit and review procedures, in coordination with our external auditors.

•
In fiscal 2014, we created the position of Chief Compliance Officer in our legal department to help ensure that all of our employees’ actions globally comply with all internal policies and applicable laws.

Market Risks
We are exposed to market risks arising from adverse changes in (a) foreign exchange rates, (b) commodity prices affecting the cost of our raw materials and energy, and (c) interest rates. We try to manage risk responsibly through a variety of strategies, including production initiatives and hedging strategies. Our foreign currency hedging contracts are subject to changes in exchange rates, our commodity forward purchase contracts are subject to changes in commodity prices, and some of our debt obligations are subject to changes in interest rates. We discuss these exposures below and also provide a sensitivity analysis as to the effect the changes could have on our results of operations. See Notes 6 and 8 to our Consolidated Financial Statements for details.
See Note 4 to our Consolidated Financial Statements for details on our grape and agave purchase obligations, which are exposed to commodity price risk, and “Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our pension and other postretirement plans’ exposure to interest rate risks. Also see “Item 1A. Risk Factors” for details on how economic conditions affecting market risks also affect the demand for and pricing of our products and how we are affected by fluctuations in foreign currency exchange rates.
Foreign Exchange. The more we expand our business outside the United States, the more our financial results will be exposed to exchange rate fluctuations. This exposure includes sales of our brands in currencies other than the dollar and the cost of goods, services, and manpower we purchase in currencies other than the dollar. Because we sell more in local currencies than we purchase, we have a net exposure to changes in the dollar’s value. To buffer these exchange rate fluctuations, we regularly hedge a portion of our foreign currency exposure. But over the long term, our reported financial results will generally be negatively affected by a stronger dollar and positively affected by a weaker dollar.
We estimate that our foreign currency revenue for our largest exposures will exceed our foreign currency expenses by approximately $716 million in fiscal 2015. Foreign exchange rates also affect the carrying value of our foreign-currency-denominated assets and liabilities.
If we did not hedge these foreign currency exposures, our results of operations and financial position would improve when the dollar weakens against foreign currencies and decline when the dollar strengthens against them. But we routinely use foreign currency forward and option contracts to hedge our transactional foreign exchange risk and, in some circumstances, our net asset exposure. If these contracts remain effective, we will not recognize any unrealized gains or losses until we either recognize the underlying hedged transactions in earnings or convert the underlying hedged net asset exposures. At April 30, 2014, our total foreign currency hedges had a notional value of $1,152 million, with a maximum term outstanding of 27 months, and a net unrealized loss of less than $1 million.
As of April 30, 2014, we hedged approximately 70% of our total transactional exposure to foreign exchange fluctuations in 2015 for our major currencies by entering into foreign currency forward contracts. Considering these hedges, we estimate that a 10% increase/decrease in the average value of the dollar in 2015 relative to the fiscal 2014’s effective exchange rates for our significant currency exposures would decrease/increase our fiscal 2015 operating income by approximately $21 million.
Commodity Prices. Commodity prices are affected by weather, supply and demand, and other geopolitical and economic variables. To reduce price volatility, we use deliverable contracts for corn (in which we take physical delivery of the corn underlying each contract), rather than futures contracts or options. We expect to mitigate the effect of some of the increases in our raw material costs through ongoing production and cost saving initiatives and targeted price increases.
Interest Rates. Our cash and cash equivalents ($437 million as of April 30, 2014) and variable-rate debt ($8 million as of April 30, 2014) are exposed to the risk of changes in interest rates. Based on the net balance of these items as of April 30, 2014, a 1% increase in interest rates would result in higher interest expense and higher interest income, leading to about $4 million less interest expense on a net basis.

Item 8. Financial Statements and Supplementary Data
BROWN-FORMAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)

Year Ended April 30,	2012	2013	2014
Net sales	$3,614	$3,784	$3,946
Excise taxes	891	935	955
Cost of sales	928	894	913
Gross profit	1,795	1,955	2,078
Advertising expenses	395	408	436
Selling, general, and administrative expenses	610	650	686
Amortization expense	3	—	—
Other expense (income), net	(1)	(1)	(15)
Operating income	788	898	971
Interest income	3	3	2
Interest expense	31	36	26
Income before income taxes	760	865	947
Income taxes	247	274	288
Net income	$513	$591	$659
Earnings per share:
Basic	$2.39	$2.77	$3.08
Diluted	$2.37	$2.75	$3.06

The accompanying notes are an integral part of the consolidated financial statements.

BROWN-FORMAN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

Year Ended April 30,	2012	2013	2014
Net income	$513	$591	$659
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(55)	17	(4)
Cash flow hedge adjustments	11	3	(4)
Postretirement benefits adjustments	(55)	(1)	31
Net other comprehensive income (loss)	(99)	19	23
Comprehensive income	$414	$610	$682

The accompanying notes are an integral part of the consolidated financial statements.

BROWN-FORMAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

April 30,	2013	2014
ASSETS
Cash and cash equivalents	$204	$437
Accounts receivable, less allowance for doubtful accounts of $9 in 2013 and $9 in 2014	548	569
Inventories:
Barreled whiskey	456	504
Finished goods	177	187
Work in process	137	144
Raw materials and supplies	57	47
Total inventories	827	882
Current deferred tax assets	29	33
Other current assets	213	256
Total current assets	1,821	2,177
Property, plant, and equipment, net	450	526
Goodwill	617	620
Other intangible assets	668	677
Deferred tax assets	14	18
Other assets	56	85
Total assets	$3,626	$4,103
LIABILITIES
Accounts payable and accrued expenses	$451	$474
Accrued income taxes	10	71
Current deferred tax liabilities	7	8
Short-term borrowings	3	8
Current portion of long-term debt	2	—
Total current liabilities	473	561
Long-term debt, less unamortized discount of $3 in 2013 and $3 in 2014	997	997
Deferred tax liabilities	180	102
Accrued pension and other postretirement benefits	280	244
Other liabilities	68	167
Total liabilities	1,998	2,071
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock:
Class A, voting, $0.15 par value (85,000,000 shares authorized; 85,000,000 shares issued)	13	13
Class B, nonvoting, $0.15 par value (400,000,000 shares authorized; 142,313,000 shares issued)	21	21
Additional paid-in capital	71	81
Retained earnings	2,500	2,894
Accumulated other comprehensive income (loss), net of tax	(211)	(188)
Treasury stock, at cost (13,606,000 and 13,858,000 shares in 2013 and 2014, respectively)	(766)	(789)
Total stockholders’ equity	1,628	2,032
Total liabilities and stockholders’ equity	$3,626	$4,103
The accompanying notes are an integral part of the consolidated financial statements.

BROWN-FORMAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

Year Ended April 30,	2012	2013	2014
Cash flows from operating activities:
Net income	$513	$591	$659
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	49	51	50
Stock-based compensation expense	9	11	13
Deferred income taxes	53	26	(5)
Other, net	1	2	1
Changes in assets and liabilities:
Accounts receivable	2	(65)	(34)
Inventories	(88)	(105)	(67)
Other current assets	19	(22)	(43)
Accounts payable and accrued expenses	19	58	31
Accrued income taxes	(13)	17	60
Noncurrent assets and liabilities	(48)	(27)	(16)
Cash provided by operating activities	516	537	649
Cash flows from investing activities:
Additions to property, plant, and equipment	(58)	(95)	(126)
Proceeds from sale of property, plant, and equipment	—	—	2
Acquisition of brand names and trademarks	(7)	(1)	(1)
Computer software expenditures	(3)	(1)	(2)
Cash used for investing activities	(68)	(97)	(127)
Cash flows from financing activities:
Net change in short-term borrowings	4	(1)	5
Repayment of long-term debt	(252)	(253)	(2)
Proceeds from long-term debt	—	747	—
Debt issuance costs	—	(7)	—
Net payments related to exercise of stock-based awards	(10)	(16)	(19)
Excess tax benefits from stock-based awards	8	17	10
Acquisition of treasury stock	(220)	—	(49)
Dividends paid	(192)	(1,063)	(233)
Cash used for financing activities	(662)	(576)	(288)
Effect of exchange rate changes on cash and cash equivalents	(15)	2	(1)
Net increase (decrease) in cash and cash equivalents	(229)	(134)	233
Cash and cash equivalents, beginning of period	567	338	204
Cash and cash equivalents, end of period	$338	$204	$437
Supplemental disclosure of cash paid for:
Interest	$33	$32	$28
Income taxes	$203	$252	$281

The accompanying notes are an integral part of the consolidated financial statements.

BROWN-FORMAN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in millions, except per share amounts)

Year Ended April 30,	2012	2013	2014
Class A common stock:
Balance at beginning of year	$9	$9	$13
Stock split	—	4	—
Balance at end of year	9	13	13
Class B common stock:
Balance at beginning of year	15	15	21
Stock split	—	6	—
Balance at end of year	15	21	21
Additional paid-in capital:
Balance at beginning of year	55	49	71
Stock-based compensation expense	9	11	13
Loss on issuance of treasury stock issued under compensation plans	(23)	(6)	(13)
Excess tax benefits from stock-based awards	8	17	10
Balance at end of year	49	71	81
Retained earnings:
Balance at beginning of year	2,710	3,031	2,500
Stock split	—	(18)	—
Net income	513	591	659
Cash dividends ($0.89, $4.98, and $1.09 per share in 2012, 2013, and 2014, respectively)	(192)	(1,063)	(233)
Loss on issuance of treasury stock issued under compensation plans	—	(41)	(32)
Balance at end of year	3,031	2,500	2,894
Accumulated other comprehensive income (loss), net of tax:
Balance at beginning of year	(131)	(230)	(211)
Net other comprehensive income (loss)	(99)	19	23
Balance at end of year	(230)	(211)	(188)
Treasury stock, at cost:
Balance at beginning of year	(598)	(805)	(766)
Stock split	—	8	—
Acquisition of treasury stock	(220)	—	(49)
Stock issued under compensation plans	13	31	26
Balance at end of year	(805)	(766)	(789)
Total stockholders’ equity	$2,069	$1,628	$2,032
Class A common shares outstanding (in thousands):
Balance at beginning of year	56,561	56,251	84,446
Stock split	—	28,149	—
Acquisition of treasury stock	(310)	—	(46)
Stock issued under compensation plans	—	46	62
Balance at end of year	56,251	84,446	84,462
Class B common shares outstanding (in thousands):
Balance at beginning of year	88,429	85,823	129,261
Stock split	—	42,951	—
Acquisition of treasury stock	(2,851)	—	(661)
Stock issued under compensation plans	245	487	393
Balance at end of year	85,823	129,261	128,993
Total common shares outstanding (in thousands)	142,074	213,707	213,455
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
Principles of consolidation. Our consolidated financial statements include the accounts of all subsidiaries in which we have a controlling financial interest. We eliminate all intercompany transactions.
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
Inventories. We state inventories at the lower of cost or market, with approximately 55% of consolidated inventories being valued using the last-in, first-out (LIFO) method. We value the remainder primarily using the first-in, first-out (FIFO) method. FIFO cost approximates current replacement cost. If we had used the FIFO method for all inventories, they would have been $209 and $216 higher than reported at April 30, 2013 and 2014, respectively.
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
We assess our goodwill and other indefinite-lived intangible assets for impairment at least annually. If the fair value of an asset is less than its book value, we write it down to its estimated fair value. For goodwill, if the book value of its reporting unit exceeds its estimated fair value, we measure for potential impairment by comparing the implied fair value of the reporting unit’s goodwill, determined in the same manner as in a business combination, to the book value of the goodwill. We estimate the fair value of a reporting unit using discounted estimated future cash flows. We typically estimate the fair value of a brand name using the “relief from royalty” method. We also consider market values for similar assets when available. Considerable management judgment is necessary to estimate fair value, including the selection of assumptions about future cash flows, discount rates, and royalty rates.

We have the option, prior to quantifying the fair value of a reporting unit or brand name, to evaluate qualitative factors to assess whether it is more likely than not that our goodwill or brand names are impaired. If we determine that is not the case, then we are not required to quantify the fair value. Considerable management judgment is also required to make that assessment.
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
Income taxes. We base our annual provision for income taxes on the pre-tax income reflected in our consolidated statement of operations. We establish deferred tax liabilities or assets for temporary differences between GAAP and tax reporting bases and later adjust them to reflect changes in tax rates expected to be in effect when the temporary differences reverse. We record a valuation allowance as necessary to reduce a deferred tax to the amount that we believe is more likely than not to be realized. We do not provide deferred income taxes on undistributed earnings of foreign subsidiaries that we expect to permanently reinvest. We record a deferred tax charge in prepaid taxes for the difference between GAAP and tax reporting bases with respect to the elimination of intercompany profit in ending inventory.
We assess our uncertain income tax positions using a two-step process. First, we evaluate whether the tax position will more likely than not, based on its technical merits, be sustained upon examination, including resolution of any related appeals or litigation. For a tax position that does not meet this first criterion, we recognize no tax benefit. For a tax position that does meet the first criterion, we recognize a tax benefit in an amount equal to the largest amount of benefit that we believe has more than a 50% likelihood of being realized upon ultimate resolution. We record interest and penalties on uncertain tax positions as income tax expense.
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
The following table presents information concerning basic and diluted earnings per share:

	2012	2013	2014
Net income available to common stockholders	$513	$591	$659
Share data (in thousands):
Basic average common shares outstanding	214,529	213,369	213,454
Dilutive effect of stock-based awards	1,554	1,617	1,628
Diluted average common shares outstanding	216,083	214,986	215,082

Basic earnings per share	$2.39	$2.77	$3.08
Diluted earnings per share	$2.37	$2.75	$3.06

We excluded common stock-based awards for approximately 436,000 shares, 398,000 shares, and 309,000 shares from the calculation of diluted earnings per share for 2012, 2013, and 2014, respectively, because they were not dilutive for those periods under the treasury stock method.
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
Recent accounting pronouncements. During fiscal 2014, we adopted new guidance for disclosures about offsetting assets and liabilities and for reporting amounts reclassified out of accumulated other comprehensive income. Our adoption of the new guidance had no material impact on our financial statements.
On May 28, 2014, the Financial Accounting Standards Board issued new guidance on the recognition of revenue from contracts with customers. We are currently evaluating the potential impact on our financial statements of the new guidance, which will become effective for us beginning fiscal 2018.
2. BALANCE SHEET INFORMATION
Supplemental information on our year-end balance sheets is as follows:

April 30,	2013	2014
Other current assets:
Prepaid taxes	$123	$172
Other	90	84
	$213	$256
Property, plant, and equipment:
Land	$70	$72
Buildings	351	381
Equipment	487	534
Construction in process	48	67
	956	1,054
Less accumulated depreciation	506	528
	$450	$526
Accounts payable and accrued expenses:
Accounts payable, trade	$133	$134
Accrued expenses:
Advertising and promotion	85	107
Compensation and commissions	106	111
Excise and other non-income taxes	65	57
Self-insurance losses	11	10
Postretirement benefits	6	7
Interest	9	7
Other	36	41
	318	340
	$451	$474
Other liabilities:
Deferred benefit – tax (Note 11)	$—	$90
Other	68	77
	$68	$167

3. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the changes in the amounts recorded as goodwill (which includes no accumulated impairment losses) over the past two years:

Balance as of April 30, 2012	$617
Foreign currency translation adjustment	—
Balance as of April 30, 2013	617
Foreign currency translation adjustment	3
Balance as of April 30, 2014	$620
As of April 30, 2013 and 2014, our other intangible assets consisted of trademarks and brand names, all with indefinite useful lives.
Amortization expense related to finite-lived intangible assets (which expired during 2012) was $3 in 2012.
4. COMMITMENTS AND CONTINGENCIES
Commitments. We made rental payments for real estate, vehicles, and office, computer, and manufacturing equipment under operating leases of $22, $22, and $24 during 2012, 2013, and 2014, respectively. We have commitments related to minimum lease payments of $17 in 2015, $12 in 2016, $8 in 2017, $4 in 2018, $3 in 2019, and $5 after 2019.
We have contracted with various growers and wineries to supply some of our future grape and bulk wine requirements. Many of these contracts call for prices to be adjusted annually up or down, according to market conditions. Some contracts set a fixed purchase price that might be higher or lower than prevailing market prices. We have total purchase obligations related to both types of contracts of $7 in 2015, $5 in 2016, $4 in 2017, $1 in 2018, $1 in 2019, and $1 after 2019.
We also have contracts for the purchase of agave, which is used to produce tequila. These contracts provide for prices to be determined based on market conditions at the time of harvest, which, although not specified, is expected to occur over the next 10 years. As of April 30, 2014, based on current market prices, obligations under these contracts total $9.
Contingencies. We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe it is reasonably possible that these loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies are recorded as of April 30, 2014.
Guaranty. We have guaranteed the repayment by a third-party importer of its obligation under a bank credit facility that it uses in connection with its importation of our products in a foreign market. If the importer were to default on that obligation, which we believe is unlikely, our maximum possible exposure under the existing terms of the guaranty would be approximately $42 (subject to changes in foreign currency exchange rates). Both the fair value and carrying amount of the guaranty are insignificant.
As of April 30, 2014, our actual exposure under the guaranty of the importer’s obligation is approximately $18. We also have accounts receivable from that importer of approximately $22 at that date, which we expect to collect in full and according to agreed-upon terms.
Based on the financial support we provide to it, we believe the importer meets the definition of a variable interest entity. However, because we do not control this entity, it is not included in our consolidated financial statements.

5. DEBT AND CREDIT FACILITIES
Our long-term debt (net of unamortized discount) consisted of:

April 30,	2013	2014
2.50% senior notes, due in fiscal 2016	$249	$249
1.00% senior notes, due in fiscal 2018	249	249
2.25% senior notes, due in fiscal 2023	249	249
3.75% senior notes, due in fiscal 2043	250	250
Other	2	—
	999	997
Less current portion	2	—
	$997	$997
Debt payments required over the next five fiscal years consist of $0 in 2015, $250 in 2016, $0 in 2017, $250 in 2018, $0 in 2019, and $500 after 2019.
The senior notes contain terms and covenants customary of these types of unsecured securities, including limitations on the amount of secured debt we can issue.
We have a committed revolving credit agreement with various U.S. and international banks for $800 that expires in November 2018. Its most restrictive quantitative covenant requires that the ratio of our consolidated EBITDA (as defined in the agreement) to consolidated interest expense not be less than 3 to 1. At April 30, 2014, we were well within this covenant’s parameters and had no borrowing outstanding under this facility.
On February 25, 2013, we redeemed, in full, our 5.00% notes due in fiscal 2014 by exercising a “make whole” call provision of the notes. In connection with the redemption, we incurred costs of $9, which is reflected as interest expense in the accompanying consolidated statement of operations for fiscal 2013.
6. FAIR VALUE MEASUREMENTS
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

•
Level 2 – Observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in inactive markets, or other inputs that are observable or can be derived from or corroborated by observable market data.

•	Level 3 – Unobservable inputs supported by little or no market activity.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
April 30, 2013:
Assets:
Currency derivatives	$—	$5	$—	$5
Liabilities:
Currency derivatives	—	4	—	4
Short-term borrowings	—	3	—	3
Current portion of long-term debt	—	2	—	2
Long-term debt	—	1,011	—	1,011
April 30, 2014:
Assets:
Currency derivatives	—	7	—	7
Liabilities:
Currency derivatives	—	7	—	7
Short-term borrowings	—	8	—	8
Long-term debt	—	963	—	963
We determine the fair values of our currency derivatives (forwards and options) using standard valuation models. The significant inputs used in these models are readily available in public markets or can be derived from observable market transactions. Inputs used in these standard valuation models include the applicable exchange rate, forward rates, and discount rates. The standard valuation model for foreign currency options also uses implied volatility as an additional input. The discount rates are based on historical U.S. Treasury rates, and the implied volatility specific to individual foreign currency options is based on quoted rates from financial institutions.
The fair value of short-term borrowings approximates their carrying value. We determine the fair value of long-term debt primarily based on the prices at which similar debt has recently traded in the market and also considering the overall market conditions on the date of valuation.
We measure some assets and liabilities at fair value on a nonrecurring basis. That is, we do not measure them at fair value on an ongoing basis, but we do adjust them to fair value in some circumstances (for example, when we determine that an asset is impaired). No material nonrecurring fair value measurements were required during the periods presented in these financial statements.
7. FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair values of cash, cash equivalents, and short-term borrowings approximate the carrying amounts due to the short maturities of these instruments. We determine the fair values of currency derivatives and long-term debt as discussed in Note 6.
Below is a comparison of the fair values and carrying amounts of these instruments:

	2013		2014
April 30,	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$204	$204	$437	$437
Currency derivatives	5	5	7	7
Liabilities:
Currency derivatives	4	4	7	7
Short-term borrowings	3	3	8	8
Current portion of long-term debt	2	2	—	—
Long-term debt	997	1,011	997	963

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
We had outstanding currency derivatives, related primarily to our euro, British pound, Russian ruble, and Australian dollar exposures, with notional amounts totaling $686 and $1,152 at April 30, 2013 and 2014, respectively.
We use forward purchase contracts with suppliers to protect against corn price volatility. We expect to physically take delivery of the corn underlying each contract and use it for production over a reasonable period of time. Accordingly, we account for these contracts as normal purchases rather than derivative instruments.
From time to time, we manage our interest rate risk with swap contracts. However, no such swaps were outstanding at April 30, 2013 or 2014.
The following table presents the pre-tax impact that changes in the fair value of our derivative instruments had on AOCI and earnings in 2013 and 2014:

	Classification in Statement of Operations	2013	2014
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$7	$(7)
Net gain (loss) reclassified from AOCI into earnings	Net sales	1	—
Interest rate swaps designated as fair value hedges:
Net gain (loss) recognized in earnings	Interest expense	2	—
Derivatives not designated as hedging instruments:
Currency derivatives – net gain (loss) recognized in earnings	Net sales	—	1
Currency derivatives – net gain (loss) recognized in earnings	Other income	(2)	10
Commodity derivatives – net gain (loss) recognized in earnings	Cost of sales	4	—

We expect to reclassify $4 of deferred net losses recorded in AOCI as of April 30, 2014, to earnings during fiscal 2015. This reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur. The maximum term of outstanding derivative contracts was 24 months and 27 months at April 30, 2013 and 2014, respectively.

The following table presents the fair values of our derivative instruments as of April 30, 2013 and 2014.

	Balance Sheet Classification	Fair Value of Derivatives in a Gain Position	Fair Value of Derivatives in a Loss Position
April 30, 2013:
Designated as cash flow hedges:
Currency derivatives	Other current assets	$6	$(2)
Currency derivatives	Other assets	2	—
Currency derivatives	Accrued expenses	2	(5)
Currency derivatives	Other liabilities	—	(1)
Not designated as hedges:
Currency derivatives	Accrued expenses	—	(1)
April 30, 2014:
Designated as cash flow hedges:
Currency derivatives	Other current assets	6	(6)
Currency derivatives	Other assets	2	—
Currency derivatives	Accrued expenses	2	(6)
Currency derivatives	Other liabilities	—	(4)
Not designated as hedges:
Currency derivatives	Other current assets	5	—
Currency derivatives	Accrued expenses	1	—
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
Some of our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. The aggregate fair value of all derivatives with creditworthiness requirements that were in a net liability position was $2 and $6 at April 30, 2013 and 2014, respectively.
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

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet	Net Amounts
April 30, 2013:
Derivative assets	$10	$(5)	$5	$(2)	$3
Derivative liabilities	(9)	5	(4)	2	(2)
April 30, 2014:
Derivative assets	17	(10)	7	(2)	5
Derivative liabilities	(17)	10	(7)	2	(5)
No cash collateral was received or pledged related to our derivative contracts as of April 30, 2013 or 2014.
9. PENSION AND OTHER POSTRETIREMENT BENEFITS
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

	Pension Benefits		Medical and Life Insurance Benefits
	2013	2014	2013	2014
Obligation at beginning of year	$727	$783	$62	$74
Service cost	20	21	2	2
Interest cost	35	31	3	3
Net actuarial loss (gain)	45	4	10	3
Plan amendments	4	—	—	(10)
Retiree contributions	—	—	2	1
Benefits paid	(48)	(54)	(5)	(4)
Obligation at end of year	$783	$785	$74	$69
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
As shown in the previous table, the change in the value of our pension and other postretirement benefit obligations also includes the effect of benefit payments and retiree contributions. Expected benefit payments (net of retiree contributions) over the next 10 years are as follows:

	Pension Benefits	Medical and Life Insurance Benefits
2015	$45	$3
2016	47	3
2017	48	3
2018	50	3
2019	54	4
2020 – 2024	284	20
Assets. We invest in specific assets to fund our pension benefit obligations. Our investment goal is to earn a total return that, over time, will grow assets sufficiently to fund our plans’ liabilities, after providing appropriate levels of contributions and accepting prudent levels of investment risk. To achieve this goal, plan assets are invested primarily in funds or portfolios of funds actively managed by outside managers. Investment risk is managed by company policies that require diversification of asset classes, manager styles, and individual holdings. We measure and monitor investment risk through quarterly and annual performance reviews, and through periodic asset/liability studies.
Asset allocation is the most important method for achieving our investment goals and is based on our assessment of the plans’ long-term return objectives and the appropriate balances needed for liquidity, stability, and diversification. The following table shows the fair value of pension plan assets by category, as well as the actual and target allocations, as of April 30, 2013 and 2014. (Fair value levels are defined in Note 6.)

					Allocation by Asset Class
	Level 1	Level 2	Level 3	Total	Actual	Target
April 30, 2013:
Commingled trust funds[1]:
Equity funds	$—	$279	$—	$279	49%	47%
Fixed income funds	—	196	—	196	34%	35%
Real estate funds	—	20	28	48	8%	8%
Short-term investments	—	3	—	3	1%	—%
Total commingled trust funds	—	498	28	526	92%	90%
Hedge funds[2]	—	—	26	26	4%	5%
Private equity[3]	—	—	21	21	4%	5%
Total	$—	$498	$75	$573	100%	100%
April 30, 2014:
Commingled trust funds[1]:
Equity funds	$—	$235	$—	$235	38%	38%
Fixed income funds	—	196	—	196	32%	35%
Real estate funds	—	21	32	53	9%	8%
Short-term investments	—	3	—	3	1%	—%
Total commingled trust funds	—	455	32	487	80%	81%
Hedge funds[2]	—	—	30	30	5%	5%
Private equity[3]	—	—	25	25	4%	5%
Equity securities	63	—	—	63	11%	9%
Total	$63	$455	$87	$605	100%	100%

1Commingled trust fund valuations are based on the net asset value (NAV) of the funds as determined by the administrator of the fund and reviewed by us. NAV represents the underlying assets owned by the fund, minus liabilities and divided by the number of shares or units outstanding.
2Hedge fund valuations are based primarily on the NAV of the funds as determined by fund administrators and reviewed by us. During our review, we determine whether it is necessary to adjust a valuation for inherent liquidity and redemption issues that may exist within a fund’s underlying assets or fund unit values.
3As of April 30, 2013 and 2014, consists only of limited partnership interests, which are valued at the percentage ownership of total partnership equity as determined by the general partner. These valuations require significant judgment due to the absence of quoted market prices, the inherent lack of liquidity, and the long-term nature of these investments.

The following table shows how the fair value of the Level 3 assets changed during each of the last two years.

	Real Estate Funds	Hedge Funds	Private Equity	Total
Balance as of April 30, 2012	$26	$24	$17	$67
Return on assets held at end of year	2	2	2	6
Purchases and settlements	—	—	4	4
Sales and settlements	—	—	(2)	(2)
Balance as of April 30, 2013	28	26	21	75
Return on assets held at end of year	4	2	4	10
Purchases and settlements	—	2	3	5
Sales and settlements	—	—	(3)	(3)
Balance as of April 30, 2014	$32	$30	$25	$87
The following table shows how the total fair value of all pension plan assets changed during each of the last two years. (We do not have assets set aside for postretirement medical or life insurance benefits.)

	Pension Benefits		Medical and Life Insurance Benefits
	2013	2014	2013	2014
Fair value at beginning of year	$508	$573	$—	$—
Actual return on plan assets	68	53	—	—
Retiree contributions	—	—	2	1
Company contributions	45	33	3	3
Benefits paid	(48)	(54)	(5)	(4)
Fair value at end of year	$573	$605	$—	$—
We currently expect to contribute $14 to our pension plans and $3 to our postretirement medical and life insurance benefit plans during 2015.
Funded status. The funded status of a plan refers to the difference between its assets and its obligations. The following table shows the funded status of our plans.

	Pension Benefits		Medical and Life Insurance Benefits
	2013	2014	2013	2014
Assets	$573	$605	$—	$—
Obligations	(783)	(785)	(74)	(69)
Funded status	$(210)	$(180)	$(74)	$(69)

The funded status is recorded on the accompanying consolidated balance sheets as follows:

	Pension Benefits		Medical and Life Insurance Benefits
	2013	2014	2013	2014
Other assets	$2	$2	$—	$—
Accounts payable and accrued expenses	(3)	(4)	(3)	(3)
Accrued postretirement benefits	(209)	(178)	(71)	(66)
Net liability	$(210)	$(180)	$(74)	$(69)
Accumulated other comprehensive income (loss), before tax:
Net actuarial gain (loss)	$(336)	$(296)	$(11)	$(14)
Prior service credit (cost)	(7)	(5)	(5)	5
	$(343)	$(301)	$(16)	$(9)
The following table compares our pension plans that have assets in excess of their accumulated benefit obligations with those whose assets are less than their obligations. (As discussed above, we have no assets set aside for postretirement medical or life insurance benefits.)

	Plan Assets		Accumulated Benefit Obligation		Projected Benefit Obligation
	2013	2014	2013	2014	2013	2014
Plans with assets in excess of accumulated benefit obligation	$52	$52	$48	$49	$50	$50
Plans with accumulated benefit obligation in excess of assets	521	553	647	640	733	735
Total	$573	$605	$695	$689	$783	$785
Pension expense. The following table shows the components of the pension expense recognized during each of the last three years. The amount for each year includes amortization of the prior service cost/credit and net actuarial loss/gain included in accumulated other comprehensive loss as of the beginning of the year.

	Pension Benefits
	2012	2013	2014
Service cost	$16	$20	$21
Interest cost	34	35	31
Expected return on plan assets	(40)	(41)	(40)
Amortization of:
Prior service cost (credit)	1	1	1
Net actuarial loss (gain)	19	28	31
Net expense	$30	$43	$44
The prior service cost/credit, which represents the effect of plan amendments on benefit obligations, is amortized on a straight-line basis over the average remaining service period of the employees expected to receive the benefits. The net actuarial loss/gain results from experience different from that assumed or from a change in actuarial assumptions (including the difference between actual and expected return on plan assets), and is amortized over at least that same period. The estimated amount of prior service cost and net actuarial loss that will be amortized from accumulated other comprehensive loss into pension expense in 2015 is $1 and $23, respectively.

Other postretirement benefit expense. The following table shows the components of the postretirement medical and life insurance benefit expense that we recognized during each of the last three years.

	Medical and Life Insurance Benefits
	2012	2013	2014
Service cost	$2	$2	$2
Interest cost	3	3	3
Amortization of prior service cost (credit)	—	1	—
Net expense	$5	$6	$5
Other comprehensive income (loss). Prior service cost/credit and net actuarial loss/gain are recognized in other comprehensive income or loss (OCI) during the period in which they arise. These amounts are later amortized from accumulated OCI into pension and other postretirement benefit expense over future periods as described above. The following table shows the pre-tax effect of these amounts on OCI during each of the last three years:

	Pension Benefits			Medical and Life Insurance Benefits
	2012	2013	2014	2012	2013	2014
Prior service credit (cost)	$(1)	$(4)	$—	$—	$—	$10
Net actuarial gain (loss)	(102)	(18)	9	(4)	(10)	(3)
Amortization reclassified to earnings:
Prior service cost (credit)	1	1	1	—	1	—
Net actuarial loss (gain)	19	28	31	—	—	—
Net amount recognized in OCI	$(83)	$7	$41	$(4)	$(9)	$7
Assumptions and sensitivity. We use various assumptions to determine the obligations and expense related to our pension and other postretirement benefit plans. The weighted-average assumptions used in computing benefit plan obligations as of the end of the last two years were as follows:

	Pension Benefits		Medical and Life Insurance Benefits
	2013	2014	2013	2014
Discount rate	4.08%	4.46%	4.36%	4.67%
Rate of salary increase	4.00%	4.00%	n/a	n/a

The weighted-average assumptions used in computing benefit plan expense during each of the last three years were as follows:

	Pension Benefits			Medical and Life Insurance Benefits
	2012	2013	2014	2012	2013	2014
Discount rate	5.67%	4.92%	4.08%	5.59%	4.84%	4.36%
Rate of salary increase	4.00%	4.00%	4.00%	n/a	n/a	n/a
Expected return on plan assets	8.25%	7.75%	7.50%	n/a	n/a	n/a
The discount rate represents the interest rate used to discount the cash-flow stream of benefit payments to a net present value as of the calculation date. A lower assumed discount rate increases the present value of the benefit obligation. We determined the discount rate using a yield curve based on the interest rates of high-quality debt securities with maturities corresponding to the expected timing of our benefit payments.
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

The assumed health care cost trend rates as of the end of the last two years were as follows:

	Medical and Life Insurance Benefits
	2013	2014
Health care cost trend rate assumed for next year:
Present rate before age 65	8.0%	8.0%
Present rate age 65 and after	7.0%	7.0%
We project health care cost trend rates to decline gradually to 5.0% by 2021 and to remain level after that. Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical plans. A 1% increase in assumed health care cost trend rates would have increased the accumulated postretirement benefit obligation as of April 30, 2014, by $7 and the aggregate service and interest costs for 2014 by $1. A 1% decrease in assumed health care cost trend rates would have decreased the accumulated postretirement benefit obligation as of April 30, 2014, by $6 and the aggregate service and interest costs for 2014 by $1.
Savings plans. We also sponsor various defined contribution benefit plans that together cover substantially all U.S. employees. Employees can make voluntary contributions in accordance with their respective plans, which include a 401(k) tax deferral option. We match a percentage of each employee’s contributions in accordance with plan terms. We expensed $8, $9, and $10 for matching contributions during 2012, 2013, and 2014, respectively.
International plans. The information presented above for defined benefit plans and defined contribution benefit plans reflects amounts for U.S. plans only. Information about similar international plans is not presented due to immateriality.
10. STOCK-BASED COMPENSATION
The Brown-Forman 2013 Omnibus Compensation Plan is our incentive compensation plan, which is designed to reward its participants (including our eligible officers, employees, and non-employee directors) for company performance. Under the Plan, we can grant stock-based incentive awards for up to 8,300,000 shares of common stock to eligible participants until July 28, 2023. As of April 30, 2014, awards for approximately 7,760,000 shares remain available for issuance under the Plan. We try to limit the source of shares delivered to participants under the Plan to treasury shares that we purchase from time to time on the open market, in private transactions, or otherwise.
The following table presents information about stock options and stock-settled stock appreciation rights (SSARs) granted under the Plan (or its predecessor plans) as of April 30, 2014, and for the year then ended:

	Number of Underlying Shares (in thousands)	Weighted Average Exercise Price per Award	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at April 30, 2013	4,587	$37.22
Granted	414	72.42
Exercised	(919)	29.63
Forfeited or expired	(19)	55.23
Outstanding at April 30, 2014	4,063	$42.44	5.1	$193
Exercisable at April 30, 2014	2,537	$33.31	3.6	$143
The total intrinsic value of options and SSARs exercised during 2012, 2013, and 2014 was $29, $52, and $48, respectively.

We grant stock options and SSARs at an exercise price equal to the market price of the underlying stock on the grant date. Stock options and SSARs become exercisable after 3 years from the first day of the fiscal year of grant and expire 7 years after that date. The grant-date fair values of these awards granted during 2012, 2013, and 2014 were $9.40, $10.70, and $14.84 per award, respectively. We estimated the fair values using the Black-Scholes pricing model with the following assumptions:

	2012	2013	2014
Risk-free interest rate	1.9%	0.9%	1.9%
Expected volatility	23.6%	22.9%	22.5%
Expected dividend yield	1.9%	1.9%	1.8%
Expected term (years)	6.00	6.50	6.75
We have also granted restricted stock units (RSUs), deferred stock units (DSUs), and shares of performance-based restricted stock (PBRS) under the Plan (or its predecessor plans). Approximately 365,000 shares underlying these awards, with a weighted-average remaining vesting period of 2.0 years, were nonvested at April 30, 2014. The following table summarizes the changes in the number of shares underlying these awards during 2014:

	Number of Underlying Shares (in thousands)	Weighted Average Fair Value at Grant Date
Nonvested at April 30, 2013	314	$46.41
Granted	149	74.34
Adjusted for dividends or performance	30	47.65
Vested	(127)	40.24
Forfeited	(1)	57.40
Nonvested at April 30, 2014	365	$60.04
For PBRS awards granted in 2014 and 2013, performance is measured based on the relative ranking of the total shareholder return of our Class B common stock during the three-year performance period compared to that of the companies within the Standard & Poor’s Consumer Staples Index at the end of the performance period, with specific payout levels ranging from 50% to 150%.
The total fair value of RSUs, PBRS awards, and DSUs vested during 2012, 2013, and 2014 was $2, $5, and $11, respectively.
The accompanying consolidated statements of operations reflect compensation expense related to stock-based incentive awards on a pre-tax basis of $9 in 2012, $11 in 2013, and $13 in 2014, partially offset by deferred income tax benefits of $4 in 2012, $4 in 2013, and $5 in 2014. As of April 30, 2014, there was $14 of total unrecognized compensation cost related to non-vested stock-based compensation. That cost is expected to be recognized over a weighted-average period of 2.6 years.
11. INCOME TAXES
We incur income taxes on the earnings of our U.S. and foreign operations. The following table, based on the locations of the taxable entities from which sales were derived (rather than the location of customers), presents the U.S. and foreign components of our income before income taxes:

	2012	2013	2014
United States	$660	$751	$797
Foreign	100	114	150
	$760	$865	$947
The income shown above was determined according to GAAP. Because those standards sometimes differ from the tax rules used to calculate taxable income, there are differences between: (a) the amount of taxable income and pretax financial income for a year; and (b) the tax bases of assets or liabilities and their amounts as recorded in our financial statements. As a result, we recognize a current tax liability for the estimated income tax payable on the current tax return, and deferred tax liabilities (income tax payable on income that will be recognized on future tax returns) and deferred tax assets (income tax refunds from deductions that will be recognized on future tax returns) for the estimated effects of the differences mentioned above.

Deferred tax assets and liabilities as of the end of each of the last two years were as follows:

	2013	2014
April 30,
Deferred tax assets:
Postretirement and other benefits	$136	$139
Accrued liabilities and other	26	30
Inventories	8	8
Loss and credit carryforwards	39	52
Valuation allowance	(25)	(34)
Total deferred tax assets, net	184	195
Deferred tax liabilities:
Intangible assets	(258)	(184)
Property, plant, and equipment	(50)	(49)
Other	(20)	(21)
Total deferred tax liabilities	(328)	(254)
Net deferred tax liability	$(144)	$(59)
As of April 30, 2014, the gross amounts of loss carryforwards include a $56 net operating loss in Brazil (no expiration); a U.K. non-trading loss of $40 (no expiration); a $38 net operating loss in Mexico (expires in varying amounts between 2015 and 2017); and other foreign net operating losses of $27 (expiring in varying amounts between fiscal 2016 and fiscal 2024).
The $34 valuation allowance at April 30, 2014 ($25 at April 30, 2013), relates primarily to a $19 net operating loss in Brazil which increased $6 in 2014. Although the Brazil losses can be carried forward indefinitely, it is uncertain that we will realize sufficient taxable income to allow us to use these losses. The valuation allowance also includes $7 related to other foreign net operating losses that expire between 2015 and fiscal 2023 which increased $3 in 2014 primarily due to net operating losses in Mexico that expire between 2015 and 2017. The remaining valuation allowance relates to an $8 non-trading loss carryforward in the United Kingdom that was generated during fiscal 2009. Although the non-trading losses can be carried forward indefinitely, we know of no significant transactions that will let us use them.
During 2014, we deferred a tax benefit of $95 that resulted primarily from the release of certain deferred tax liabilities in connection with an intercompany transfer of assets, composed primarily of an intangible asset. We are amortizing the deferred benefit to tax expense over approximately six years for financial reporting purposes, in accordance with Accounting Standard Codification (ASC) 740-10-25-3(e) (Income Taxes) and ASC 810-45-8 (Consolidation). The remaining balance of the deferred benefit, which is included in “other liabilities” on the accompanying balance sheet, was $90 as of April 30, 2014. This intercompany transfer of assets also resulted in a taxable gain that is primarily responsible for the increase in our accrued taxes balance from April 30, 2013, to April 30, 2014.
The change in prepaid taxes during 2014 was primarily due to a reduction in our tax LIFO reserve caused by current-year deflation.
Deferred tax liabilities were not provided on undistributed earnings of foreign subsidiaries ($641 and $797 at April 30, 2013 and 2014, respectively) because we expect these undistributed earnings to be reinvested indefinitely outside the United States. If these amounts were not considered permanently reinvested, additional deferred tax liabilities of approximately $141 and $175 would have been provided as of April 30, 2013 and 2014, respectively.

Total income tax expense for a year includes the tax associated with the current tax return (“current tax expense”) and the change in the net deferred tax asset or liability (“deferred tax expense”). Our total income tax expense for each of the last three years was as follows:

	2012	2013	2014
Current:
U.S. federal	$160	$197	$243
Foreign	24	41	49
State and local	10	10	1
	194	248	293
Deferred:
U.S. federal	$48	$23	$3
Foreign	—	1	(6)
State and local	5	2	(2)
	53	26	(5)
	$247	$274	$288
Our consolidated effective tax rate usually differs from current statutory rates due to the recognition of amounts for events or transactions with no tax consequences. The following table reconciles our effective tax rate to the federal statutory tax rate in the United States:

	Percent of Income Before Taxes
	2012	2013	2014
U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of U.S. federal tax benefit	1.3%	1.0%	0.7%
Income taxed at other than U.S. federal statutory rate	(1.2)%	(1.4)%	(2.2)%
Tax benefit from U.S. manufacturing	(2.2)%	(2.1)%	(2.8)%
Other, net	(0.4)%	(0.8)%	(0.2)%
Effective rate	32.5%	31.7%	30.5%
At April 30, 2014, we had $11 of gross unrecognized tax benefits, $7 of which would reduce our effective income tax rate if recognized. A reconciliation of the beginning and ending unrecognized tax benefits follows:

	2012	2013	2014
Unrecognized tax benefits at beginning of year	$40	$13	$11
Additions for tax positions provided in prior periods	—	2	1
Additions for tax positions provided in current period	7	1	1
Decreases for tax positions provided in prior years	(5)	(1)	(1)
Settlements of tax positions in the current period	(27)	(3)	(1)
Lapse of statutes of limitations	(2)	(1)	—
Unrecognized tax benefits at end of year	$13	$11	$11
We file income tax returns in the United States, including several state and local jurisdictions, as well as in several other countries in which we conduct business. The major jurisdictions and their earliest fiscal years that are currently open for tax examinations are 2006 for one state in the United States; 2013 in the United Kingdom; 2010 in Australia, Ireland, and Italy; 2009 in Poland; 2008 in Finland; and 2003 in Mexico. The audit of our fiscal 2012 U.S. federal tax return was concluded during fiscal 2014. The audit of our fiscal 2013 U.S. federal tax return was concluded in the first quarter of fiscal 2015. In addition, we are participating in the Internal Revenue Service’s Compliance Assurance Program for our fiscal 2014 tax year.
We believe there will be no material change in our gross unrecognized tax benefits in the next 12 months.

12.    ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table summarizes the change in each component of AOCI, net of tax, during 2014:

	Currency Translation Adjustments	Cash Flow Hedge Adjustments	Postretirement Benefits Adjustments	Total AOCI
Balance at April 30, 2013	$10	$—	$(221)	$(211)
Net other comprehensive income (loss)	(4)	(4)	31	23
Balance at April 30, 2014	$6	$(4)	$(190)	$(188)
The following table presents the components of net other comprehensive income (loss) during each of the last three years:

	Pre-Tax	Tax	Net
Year Ended April 30, 2012
Currency translation adjustments	$(62)	$7	$(55)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	9	(3)	6
Reclassification to earnings[1]	8	(3)	5
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	(109)	42	(67)
Reclassification to earnings[2]	20	(8)	12
Net other comprehensive income (loss)	$(134)	$35	$(99)

Year Ended April 30, 2013
Currency translation adjustments	$16	$1	$17
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	7	(4)	3
Reclassification to earnings[1]	(1)	1	—
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	(32)	16	(16)
Reclassification to earnings[2]	30	(15)	15
Net other comprehensive income (loss)	$20	$(1)	$19

Year Ended April 30, 2014
Currency translation adjustments	$(2)	$(2)	$(4)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	(7)	3	(4)
Reclassification to earnings[1]	—	—	—
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	18	(7)	11
Reclassification to earnings[2]	32	(12)	20
Net other comprehensive income (loss)	$41	$(18)	$23
1Pre-tax amount is classified as net sales in the accompanying consolidated statements of operations.
2Pre-tax amount is a component of pension and other postretirement benefit expense (as shown in Note 9).

13. SUPPLEMENTAL INFORMATION
The following table presents net sales by product category:

	2012	2013	2014
Net sales:
Spirits	$3,374	$3,613	$3,765
Wine	240	171	181
	$3,614	$3,784	$3,946
The following table presents net sales by geography:

	2012	2013	2014
Net sales:
United States	$1,522	$1,562	$1,624
Europe	1,073	1,147	1,264
Australia	482	510	469
Other	537	565	589
	$3,614	$3,784	$3,946

Net sales are attributed to countries based on where customers are located.
The net book value of property, plant, and equipment located in Mexico was $54 and $50 as of April 30, 2013 and 2014, respectively. Other long-lived assets located outside the United States are not significant.
We have concluded that our business constitutes a single operating segment.
14. CASH DIVIDENDS
We paid total cash dividends per share of $0.89 in 2012, $4.98 (including a special dividend per share of $4.00) in 2013, and $1.09 in 2014.
15. STOCK SPLIT
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

Part II
QUARTERLY FINANCIAL INFORMATION
(Expressed in millions, except per share amounts)

	Fiscal 2013					Fiscal 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$878	$1,014	$1,027	$866	$3,784	$896	$1,079	$1,078	$893	$3,946
Gross profit	464	524	507	460	1,955	477	576	532	493	2,078
Net income	147	173	158	113	591	143	206	177	132	659
Basic EPS	0.69	0.81	0.74	0.53	2.77	0.67	0.97	0.83	0.62	3.08
Diluted EPS	0.69	0.80	0.73	0.52	2.75	0.66	0.96	0.82	0.62	3.06
Cash dividends per share:
Declared	0.47	—	4.51	—	4.98	0.51	—	0.58	—	1.09
Paid	0.23	0.23	4.26	0.26	4.98	0.26	0.26	0.29	0.29	1.09
Market price per share:
Class A high	63.82	69.20	68.50	74.41	74.41	75.47	74.65	79.83	91.00	91.00
Class A low	54.27	58.67	59.79	65.31	54.27	67.00	65.46	71.00	74.67	65.46
Class B high	65.33	67.91	71.00	71.99	71.99	74.29	74.96	80.76	91.15	91.15
Class B low	55.43	60.44	60.90	63.84	55.43	66.44	66.41	72.11	75.54	66.41

Notes:
Some quarterly amounts do not add to amounts for the year due to rounding.
Per share amounts have been adjusted for a 3-for-2 stock split in August 2012.
Cash dividends per share include a special dividend of $4.00 per share paid in December 2012.

REPORTS OF MANAGEMENT
MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS
Our management is responsible for the preparation, presentation, and integrity of the financial information presented in this report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States, including amounts based on management’s best estimates and judgments. In management’s opinion, the consolidated financial statements fairly present the Company’s financial position, results of operations, and cash flows.
The Audit Committee of the Board of Directors, comprising only independent directors, meets regularly with our external auditors, the independent registered public accounting firm, PricewaterhouseCoopers LLP (PwC), our internal auditors, and representatives of management to review accounting, internal control structure, and financial reporting matters. Our internal auditors and PwC have full, free access to the Audit Committee. As set forth in our Code of Conduct and Compliance Guidelines, we are firmly committed to adhering to the highest standards of moral and ethical behaviors in our business activities.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is also responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
As of the end of our fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of April 30, 2014. PwC has audited the effectiveness of our internal control over financial reporting as of April 30, 2014, as stated in their report.

Dated:	June 19, 2014
		By:	/s/ Paul C. Varga
Paul C. Varga
Chief Executive Officer and Chairman of the Company

		By:	/s/ Jane C. Morreau
Jane C. Morreau
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
of Brown-Forman Corporation:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity present fairly, in all material respects, the financial position of Brown-Forman Corporation and its subsidiaries (the “Company”) at April 30, 2014 and April 30, 2013, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2014, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express opinions on these financial statements, on this financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
June 19, 2014

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) (our principal executive officer and principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of fiscal 2014. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures: are effective to ensure that information required to be disclosed by the company in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by the company in such reports is accumulated and communicated to the company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended April 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm. The report of management on our internal control over financial reporting as of April 30, 2014, and the report of our independent registered public accounting firm on our internal control over financial reporting are set forth in “Item 8. Financial Statements and Supplementary Data.”
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Information on our Executive Officers is included under the caption “Employees and Executive Officers” in Part I of this report. For the other information required by this item, see the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 24, 2014, which information is incorporated into this report by reference: (a) “Election of Directors” (for biographical information on directors and family relationships); (b) “Code of Conduct” (for information on our Code of Ethics); (c) “Section 16(a) Beneficial Ownership Reporting Compliance” (for information on compliance with Section 16 of the Exchange Act); (d) “Corporate Governance and Nominating Committee” (for information on the procedures by which security holders may recommend nominees to the Company’s Board of Directors); and (e) “Corporate Governance” (for information on our Audit Committee).
Item 11. Executive Compensation
For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 24, 2014, which information is incorporated into this report by reference: (a) “Compensation Discussion and Analysis”; (b) “Compensation Tables”; (c) “Director Compensation”; and (d) “Compensation Committee Interlocks and Insider Participation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
For Equity Compensation Plan information, please see “Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” For the other information required by this item, refer to the section entitled “Stock Ownership” of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 24, 2014, which information is incorporated into this report by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 24, 2014, which information is incorporated into this report by reference: (a) “Certain Relationships and Related Transactions”; and (b) “Our Independent Directors.”

Item 14. Principal Accounting Fees and Services
For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 24, 2014, which information is incorporated into this report by reference: (a) “Fees Paid to Independent Registered Public Accounting Firm”; and (b) “Audit Committee Pre-Approval Policies and Procedures.”
PART IV

Item 15. Exhibits and Financial Statement Schedules
We have omitted all other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either because they are not required under the related instructions, because the information required is included in the consolidated financial statements and notes thereto, or because they do not apply.
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
101
The following materials from Brown-Forman Corporation’s Annual Report on Form 10-K for the fiscal year ended April 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (a) Consolidated Statements of Operations, (b) Consolidated Statements of Comprehensive Income, (c) Consolidated Balance Sheets, (d) Consolidated Statements of Cash Flows, (e) Consolidated Statements of Stockholders’ Equity, and (f) Notes to Consolidated Financial Statements.

The following documents have been previously filed:

Exhibit Index
3.1
Restated Certificate of Incorporation of registrant, incorporated into this report by reference to Exhibit 3.1 of Brown-Forman Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2012, filed on September 5, 2012 (File No. 002-26821).

3.2
By-laws of registrant, as amended and restated on May 21, 2014, incorporated into this report by reference to Exhibit 3.2 of Brown-Forman Corporation’s Form 8-K filed on May 22, 2014 (File No. 002-26821).

4.1
Indenture dated as of April 2, 2007, between Brown-Forman Corporation and U.S. Bank National Association, as Trustee, incorporated into this report by reference to Exhibit 4.1 of Brown-Forman Corporation’s Form 8-K filed on April 3, 2007 (File No. 002-26821).

4.2
First Supplemental Indenture dated as of December 13, 2010, between Brown-Forman Corporation and U.S. Bank National Association, as Trustee, incorporated into this report by reference to Exhibit 4.2 of Brown-Forman Corporation’s Form S-3ASR Registration Statement filed on December 13, 2010 (File No. 333-171126).

4.3	Form of 2.5% Note due 2016, incorporated into this report by reference to Exhibit 4.4 of Brown-Forman Corporation’s Form 8-K filed on December 16, 2010 (File No. 002-26821).
4.4
Officer’s Certificate dated December 16, 2010, pursuant to Sections 1.02, 2.02, and 3.01 of the Indenture dated as of April 2, 2007, as supplemented by the First Supplemental Indenture dated as of December 13, 2010, between Brown-Forman Corporation and U.S. Bank National Association, as Trustee, setting forth the terms of the 2.5% Notes due 2016, incorporated into this report by reference to Exhibit 4.3 of Brown-Forman Corporation’s Form 8-K filed on December 16, 2010 (File No. 002-26821).

4.5	Form of 1.00% Note due 2018, incorporated into this report by reference to Exhibit 4.4 of Brown-Forman Corporation’s Form 8-K filed on December 12, 2012 (File No. 002-26821).
4.6	Form of 2.25% Note due 2023, incorporated into this report by reference to Exhibit 4.5 of Brown-Forman Corporation’s Form 8-K filed on December 12, 2012 (File No. 002-26821).
4.7	Form of 3.75% Note due 2043, incorporated into this report by reference to Exhibit 4.6 of Brown-Forman Corporation’s Form 8-K filed on December 12, 2012 (File No. 002-26821).
4.8
Officer’s Certificate dated December 12, 2012, pursuant to Sections 1.01, 2.02, and 3.01 of the Indenture dated as of April 2, 2007, as supplemented by the First Supplemental Indenture dated as of December 13, 2010, between Brown-Forman Corporation and U.S. Bank National Association, as Trustee, setting forth the terms of the 1.00% Notes due 2018, the 2.25% Notes due 2023, and the 3.75% Notes due 2043, incorporated into this report by reference to Exhibit 4.3 of Brown-Forman Corporation’s Form 8-K filed on December 12, 2012 (File No. 002-26821).

10.1
A description of the Brown-Forman Savings Plan, incorporated into this report by reference to page 10 of Brown-Forman Corporation’s definitive proxy statement filed on June 27, 1996, in connection with its 1996 Annual Meeting of Stockholders (File No. 001-00123).*

10.2
A description of the Brown-Forman Corporation Nonqualified Savings Plan, incorporated into this report by reference to Exhibit 4.1 of Brown-Forman Corporation’s Form S-8 Registration Statement filed on September 24, 2010 (File No. 333-169564).*

10.3
Brown-Forman Corporation 2004 Omnibus Compensation Plan, as amended, incorporated into this report by reference to Exhibit A of Brown-Forman Corporation’s proxy statement filed on June 26, 2009, in connection with its 2009 Annual Meeting of Stockholders (File No. 002-26821).*

10.4
Form of Employee Stock Appreciation Right Award Agreement, incorporated into this report by reference to Exhibit 10(g) of Brown-Forman Corporation’s Form 8-K filed on August 2, 2006 (File No. 002-26821).*

10.5
Form of Non-Employee Director Stock Appreciation Right Award Agreement, incorporated into this report by reference to Exhibit 10(i) of Brown-Forman Corporation’s Form 8-K filed on August 2, 2006 (File No. 002-26821).*

10.6
2010 Form of Employee Stock-Settled Stock Appreciation Right Award Agreement, incorporated into this report by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 8-K filed on July 23, 2010 (File No. 002-26821).*

10.7
2010 Form of Non-Employee Director Stock-Settled Stock Appreciation Right Award Agreement, incorporated into this report by reference to Exhibit 10.2 of Brown-Forman Corporation’s Form 8-K filed on July 23, 2010 (File No. 002-26821).*

10.8	2010 Form of Restricted Stock Award Agreement, incorporated into this report by reference to Exhibit 10.3 of Brown-Forman Corporation’s Form 8-K filed on July 23, 2010 (File No. 002-26821).*
10.9	2010 Form of Restricted Stock Unit Award Agreement, incorporated into this report by reference to Exhibit 10.4 of Brown-Forman Corporation’s Form 8-K filed on July 23, 2010 (File No. 002-26821).*

Exhibit Index
10.10
Brown-Forman Corporation Amended and Restated Supplemental Executive Retirement Plan and First Amendment thereto, incorporated into this report by reference to Exhibit 10(a) of Brown-Forman Corporation’s Annual Report on Form 10-K for the year ended April 30, 2010, filed on June 25, 2010 (File No. 002-26821).*

10.11
Second Amendment to the Brown-Forman Corporation Amended and Restated Supplemental Executive Retirement Plan, incorporated into this report by reference to Exhibit 10(a) of Brown-Forman Corporation’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2011, filed on March 9, 2011 (File No. 002-26821).*

10.12
Five-Year Credit Agreement, dated as of November 18, 2011, among Brown-Forman Corporation, certain borrowing subsidiaries and certain lenders party thereto, Barclays Capital as Syndication Agent, Bank of America, N.A. and Citibank, N.A., as Co-Documentation Agents, U.S. Bank National Association, as Administrative Agent, and U.S. Bank National Association, Barclays Capital, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc. as Joint Lead Arrangers and Joint Bookrunners, incorporated into this report by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 8-K filed on November 21, 2011 (File No. 002-26821).

10.13
Amendment No. 1 to Five-Year Credit Agreement, dated as of September 27, 2013, among Brown-Forman Corporation, the Lenders party to the Credit Agreement, and U.S. Bank National Association, as Administrative Agent, incorporated into this report by reference to Exhibit 10 of Brown-Forman Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2013, filed on December 4, 2013 (File No. 002-26821).

10.14
Letter Agreement between Brown-Forman Corporation and John K. Sirchio dated December 20, 2012, incorporated into this report by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 8-K filed on December 20, 2012 (File No. 002-26821).*

10.15
Brown-Forman Corporation Amended and Restated Non-Employee Director Deferred Stock Unit Program, incorporated into this report by reference to Exhibit 10.2 of Brown-Forman Corporation’s Form 8-K filed on July 26, 2013 (File No. 002-26821).*

10.16	Brown-Forman Corporation 2013 Omnibus Compensation Plan, incorporated into this report by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 8-K filed on July 26, 2013 (File No. 002-26821).*
10.17
Form of Employee Stock-Settled Stock Appreciation Right Award Agreement, incorporated into this report by reference to Exhibit 10.3 of Brown-Forman Corporation’s Form 8-K filed on July 26, 2013 (File No. 002-26821).*

10.18	Form of Restricted Stock Unit Award Agreement, incorporated into this report by reference to Exhibit 10.4 of Brown-Forman Corporation’s Form 8-K filed on July 26, 2013 (File No. 002-26821).*
10.19	Form of Restricted Stock Award Agreement, incorporated into this report by reference to Exhibit 10.5 of Brown-Forman Corporation’s Form 8-K filed on July 26, 2013 (File No. 002-26821).*
10.20
Paul C. Varga July 25, 2013 Special Restricted Stock Award Agreement, incorporated into this report by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 8-K filed on July 30, 2014 (File No. 002-26821).*

10.21
Letter Agreement between Brown-Forman Corporation and Donald C. Berg dated May 14, 2014, incorporated into this report by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 8-K filed on May 14, 2014 (File No. 002-26821).*

14	Code of Ethics for Senior Financial Officers, incorporated into this report by reference to Exhibit 14 of Brown-Forman Corporation’s Form 10-K filed on July 2, 2004 (File No. 002-26821).

*	Indicates management contract, compensatory plan, or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROWN-FORMAN CORPORATION (Registrant)
/s/ Paul C. Varga
By:	Paul C. Varga
Chief Executive Officer and Chairman of the Company
Date: June 19, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on June 19, 2014 as indicated:

/s/ Geo. Garvin Brown IV
By:	Geo. Garvin Brown IV
Director, Chairman of the Board

/s/ Paul C. Varga
By:	Paul C. Varga
Director, Chief Executive Officer, and Chairman of the Company

/s/ Joan C. Lordi Amble
By:	Joan C. Lordi Amble
Director

/s/ Patrick Bousquet-Chavanne
By:	Patrick Bousquet-Chavanne
Director

/s/ Martin S. Brown, Jr.
By:	Martin S. Brown, Jr.
Director

/s/ Bruce L. Byrnes
By:	Bruce L. Byrnes
Director

/s/ John D. Cook
By:	John D. Cook
Director

/s/ Sandra A. Frazier
By:	Sandra A. Frazier
Director

/s/ Michael J. Roney
By:	Michael J. Roney
Director

/s/ Dace Brown Stubbs
By:	Dace Brown Stubbs
Director

/s/ James S. Welch, Jr.
By:	James S. Welch, Jr.
Director

/s/ Jane C. Morreau
By:	Jane C. Morreau
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Brian P. Fitzgerald
By:	Brian P. Fitzgerald
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended April 30, 2012, 2013, and 2014
(Expressed in millions)

Col. A	Col. B	Col. C(1)	Col. C(2)	Col. D		Col. E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions		Balance at End of Period
2012
Allowance for Doubtful Accounts	$18	—	$—	9	(1)	$9
2013
Allowance for Doubtful Accounts	$9	$2	$—	2	(1)	$9
2014
Allowance for Doubtful Accounts	$9	—	—	$—		$9

(1)	Doubtful accounts written off, net of recoveries.