Form 10-Q
period 2014-07-31
BROWN FORMAN CORP
filed 2014-08-28
CIK 14693

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2014
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  July 31, 2014

Class A Common Stock ($.15 par value, voting)	84,526,624
Class B Common Stock ($.15 par value, nonvoting)	128,969,766

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended
	July 31,
	2013	2014
Net sales	$896	$921
Excise taxes	210	216
Cost of sales	209	210
Gross profit	477	495
Advertising expenses	103	99
Selling, general, and administrative expenses	156	170
Other expense (income), net	1	5
Operating income	217	221
Interest income	1	—
Interest expense	7	7
Income before income taxes	211	214
Income taxes	68	64
Net income	$143	$150
Earnings per share:
Basic	$0.67	$0.70
Diluted	$0.66	$0.70
Cash dividends per common share:
Declared	$0.510	$0.580
Paid	$0.255	$0.290
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended
	July 31,
	2013	2014
Net income	$143	$150
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(12)	(16)
Cash flow hedge adjustments	6	5
Postretirement benefits adjustments	5	4
Net other comprehensive income (loss)	(1)	(7)
Comprehensive income	$142	$143
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions)

	April 30, 2014	July 31, 2014
Assets
Cash and cash equivalents	$437	$460
Accounts receivable, less allowance for doubtful accounts of $9 and $8 at April 30 and July 31, respectively	569	547
Inventories:
Barreled whiskey	504	528
Finished goods	187	216
Work in process	144	150
Raw materials and supplies	47	55
Total inventories	882	949
Current deferred tax assets	33	23
Other current assets	256	280
Total current assets	2,177	2,259
Property, plant and equipment, net	526	538
Goodwill	620	618
Other intangible assets	677	666
Deferred tax assets	18	18
Other assets	85	92
Total assets	$4,103	$4,191
Liabilities
Accounts payable and accrued expenses	$474	$427
Dividends payable	—	62
Accrued income taxes	71	128
Current deferred tax liabilities	8	7
Short-term borrowings	8	13
Total current liabilities	561	637
Long-term debt	997	998
Deferred tax liabilities	102	107
Accrued pension and other postretirement benefits	244	241
Other liabilities	167	154
Total liabilities	2,071	2,137
Commitments and contingencies
Stockholders’ Equity
Common stock:
Class A, voting (85,000,000 shares authorized; 85,000,000 shares issued)	13	13
Class B, nonvoting (400,000,000 shares authorized; 142,313,000 shares issued)	21	21
Additional paid-in capital	81	97
Retained earnings	2,894	2,908
Accumulated other comprehensive income (loss), net of tax	(188)	(195)
Treasury stock, at cost (13,858,000 and 13,817,000 shares at April 30 and July 31, respectively)	(789)	(790)
Total stockholders’ equity	2,032	2,054
Total liabilities and stockholders’ equity	$4,103	$4,191
 See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Three Months Ended
	July 31,
	2013	2014
Cash flows from operating activities:
Net income	$143	$150
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	12	13
Stock-based compensation expense	3	3
Deferred income taxes	12	1
Changes in assets and liabilities	(77)	(55)
Cash provided by operating activities	93	112
Cash flows from investing activities:
Additions to property, plant, and equipment	(25)	(31)
Cash used for investing activities	(25)	(31)
Cash flows from financing activities:
Net increase in short-term borrowings	2	5
Repayment of long-term debt	(1)	—
Net payments related to exercise of stock-based awards	(3)	(4)
Excess tax benefits from stock-based awards	6	16
Acquisition of treasury stock	(1)	(12)
Dividends paid	(54)	(62)
Cash used for financing activities	(51)	(57)
Effect of exchange rate changes on cash and cash equivalents	(4)	(1)
Net increase (decrease) in cash and cash equivalents	13	23
Cash and cash equivalents, beginning of period	204	437
Cash and cash equivalents, end of period	$217	$460
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In these notes, “we,” “us,” and “our” refer to Brown-Forman Corporation.

1.    Condensed Consolidated Financial Statements
We prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. In accordance with those rules and regulations, we condensed or omitted certain information and disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). We suggest that you read these condensed financial statements together with the financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended April 30, 2014 (the 2014 Form 10-K). We prepared the accompanying financial statements on a basis that is substantially consistent with the accounting principles applied in our 2014 Form 10-K.

In our opinion, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial results for the periods covered by this report.

In May 2014, the Financial Accounting Standards Board issued new guidance on the recognition of revenue from contracts with customers. We are currently evaluating the potential impact on our financial statements of the new guidance, which will become effective for us beginning fiscal 2018.

2.    Inventories
We use the last-in, first-out (LIFO) method to determine the cost of most of our inventories. If the LIFO method had not been used, inventories at current cost would have been $216 million higher than reported as of April 30, 2014, and $219 million higher than reported as of July 31, 2014. Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

3.    Income Taxes
Our consolidated interim effective tax rate is based upon our expected annual operating income, statutory tax rates, and income tax laws in the various jurisdictions in which we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. The effective tax rate of 29.8% for the three months ended July 31, 2014, is based on an expected tax rate of 29.5% on ordinary income for the full fiscal year, as adjusted for the recognition of net tax expense related to discrete items arising during the period and interest on previously provided tax contingencies. Our expected tax rate includes current fiscal year additions for existing tax contingency items.

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

The following table presents information concerning basic and diluted earnings per share:

	Three Months Ended
	July 31,
(Dollars in millions, except per share amounts)	2013	2014
Net income available to common stockholders	$143	$150
Share data (in thousands):
Basic average common shares outstanding	213,709	213,444
Dilutive effect of stock-based awards	1,611	1,575
Diluted average common shares outstanding	215,320	215,019

Basic earnings per share	$0.67	$0.70
Diluted earnings per share	$0.66	$0.70

We excluded common stock-based awards for approximately 414,000 shares and 366,000 shares from the calculation of diluted earnings per share for the three months ended July 31, 2013 and 2014, respectively. We excluded those awards because they were not dilutive for those periods under the treasury stock method.

5.    Commitments and Contingencies
We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe these loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies are recorded as of July 31, 2014.

We have guaranteed the repayment by a third-party importer of its obligation under a bank credit facility that it uses in connection with its importation of our products in Russia. If the importer were to default on that obligation, which we believe is unlikely, our maximum possible exposure under the existing terms of the guaranty would be approximately $52 million (subject to changes in foreign currency exchange rates). Both the fair value and carrying amount of the guaranty are insignificant.

As of July 31, 2014, our actual exposure under the guaranty of the importer's obligation is approximately $12 million. We also have trade receivables from that importer of approximately $22 million at that date, which we expect to collect in full and according to agreed-upon terms.

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

	Three Months Ended
	July 31,
(Dollars in millions)	2013	2014
Pension Benefits:
Service cost	$5	$5
Interest cost	8	8
Expected return on plan assets	(10)	(10)
Amortization of net actuarial loss	8	6
Net cost	$11	$9

Other Postretirement Benefits:
Service cost	$1	$—
Interest cost	1	1
Net cost	$2	$1

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity.
The following table summarizes the assets and liabilities measured or disclosed at fair value on a recurring basis:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
April 30, 2014:
Assets:
Currency derivatives	$—	$7	$—	$7
Liabilities:
Currency derivatives	—	7	—	7
Short-term borrowings	—	8	—	8
Long-term debt	—	963	—	963
July 31, 2014:
Assets:
Currency derivatives	—	3	—	3
Liabilities:
Currency derivatives	—	5	—	5
Short-term borrowings	—	13	—	13
Long-term debt	—	967	—	967

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

Below is a comparison of the fair values and carrying amounts of these instruments:

	April 30, 2014		July 31, 2014
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$437	$437	$460	$460
Currency derivatives	7	7	3	3
Liabilities:
Currency derivatives	7	7	5	5
Short-term borrowings	8	8	13	13
Long-term debt	997	963	998	967

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

We had outstanding currency derivatives, related primarily to our euro, British pound, Russian ruble, and Australian dollar exposures, with total notional amounts totaling $1,152 million at April 30, 2014 and $1,028 million at July 31, 2014.

We use forward purchase contracts with suppliers to protect against corn price volatility. We expect to physically take delivery of the corn underlying each contract and use it for production over a reasonable period of time. Accordingly, we account for these contracts as normal purchases rather than derivative instruments.

From time to time, we manage our interest rate risk with swap contracts. However, no such swaps were outstanding at
April 30, 2014 or July 31, 2014.

The following tables present the amounts affecting our consolidated statements of operations for the periods covered by this report:

		Three Months Ended
		July 31,
(Dollars in millions)	Classification	2013	2014
Currency derivatives designated as cash flow hedge:
Net gain (loss) recognized in AOCI	n/a	$10	$5
Net gain (loss) reclassified from AOCI into income	Net sales	1	(2)
Derivatives not designated as hedging instruments:
Currency derivatives – net gain (loss) recognized in income	Net sales	4	—
Currency derivatives – net gain (loss) recognized in income	Other income	3	(9)

We expect to reclassify $2 million of deferred net gains recorded in AOCI as of July 31, 2014, to earnings during the next 12 months. This reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur. The maximum term of our outstanding derivative contracts was 27 months at April 30, 2014 and 27 months at July 31, 2014.

The following table presents the fair values of our derivative instruments as of April 30, 2014 and July 31, 2014.

(Dollars in millions)	Classification	Fair value of derivatives in a gain position	Fair value of derivatives in a loss position
April 30, 2014:
Designated as cash flow hedges:
Currency derivatives	Other current assets	$6	$(6)
Currency derivatives	Other assets	2	—
Currency derivatives	Accrued expenses	2	(6)
Currency derivatives	Other liabilities	—	(4)
Not designated as hedges:
Currency derivatives	Other current assets	5	—
Currency derivatives	Accrued expenses	1	—
July 31, 2014:
Designated as cash flow hedges:
Currency derivatives	Other current assets	6	(3)
Currency derivatives	Other assets	3	(1)
Currency derivatives	Accrued expenses	3	(6)
Currency derivatives	Other liabilities	1	(2)
Not designated as hedges:
Currency derivatives	Other assets	—	(2)
Currency derivatives	Accrued expenses	—	(1)

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

Some of our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. The aggregate fair value of all derivatives with creditworthiness requirements that were in a net liability position was $6 million at April 30, 2014 and $5 million at July 31, 2014.

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

(Dollars in millions)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet	Net Amounts
April 30, 2014:
Derivative assets	$17	$(10)	$7	$(2)	$5
Derivative liabilities	(17)	10	(7)	2	(5)
July 31, 2014:
Derivative assets	13	(10)	3	—	3
Derivative liabilities	(15)	10	(5)	—	(5)

No cash collateral was received or pledged related to our derivative contracts as of April 30, 2014 and July 31, 2014.

10.    Accumulated Other Comprehensive Income
The following table summarizes the changes in each component of accumulated other comprehensive income (AOCI), net of tax, during the three months ended July 31, 2013 and 2014:

	Currency Translation Adjustments	Cash Flow Hedge Adjustments	Postretirement Benefits Adjustments	Total AOCI

Balance at April 30, 2013	$10	$—	$(221)	$(211)
Net other comprehensive income (loss)	(12)	6	5	(1)
Balance at July 31, 2013	$(2)	$6	$(216)	$(212)

Balance at April 30, 2014	$6	$(4)	$(190)	$(188)
Net other comprehensive income (loss)	(16)	5	4	(7)
Balance at July 31, 2014	$(10)	$1	$(186)	$(195)
The following table presents the components of net other comprehensive income (loss) during the three months ended July 31, 2013 and 2014:

	Pre-Tax	Tax	Net
Three Months Ended July 31, 2013
Currency translation adjustments	$(12)	$—	$(12)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	10	(3)	7
Reclassification to earnings[1]	(1)	—	(1)
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	—	—	—
Reclassification to earnings[2]	8	(3)	5
Net other comprehensive income (loss)	$5	$(6)	$(1)

Three Months Ended July 31, 2014
Currency translation adjustments	$(16)	$—	$(16)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	5	(1)	4
Reclassification to earnings[1]	2	(1)	1
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	—	—	—
Reclassification to earnings[2]	6	(2)	4
Net other comprehensive income (loss)	$(3)	$(4)	$(7)
1Pre-tax amount is classified as net sales in the accompanying consolidated statements of operations.
2Pre-tax amount is a component of pension and other postretirement benefit expense (as shown in Note 6).

11.    Dividends Payable
On July 24, 2014, our Board of Directors declared a regular quarterly cash dividend of $0.29 per share on our Class A and
Class B common stock. Stockholders of record on September 8, 2014 will receive the cash dividend on October 1, 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of  Operations
You should read the following discussion and analysis in conjunction with both our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report and our 2014 Form 10-K. Note that the results of operations for the three months ended July 31, 2014, do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, “we,” “us,” and “our” refer to Brown-Forman Corporation.

Volume and Depletions
When discussing volume, unless otherwise specified, we refer to “depletions,” a term commonly used in the beverage alcohol industry. We define “depletions” as either (a) our shipments directly to retailers or wholesalers or (b) shipments from our third-party distributor customers to retailers and wholesalers. Because we generally record revenues when we ship our products to our customers, our reported sales for a period do not necessarily reflect actual consumer purchases during that period. We believe that our depletions measure volume in a way that more closely reflects consumer demand than our shipments to third-party distributor customers do.
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
We present changes in certain income statement line-items that are adjusted to an “underlying” basis, which we believe assists in understanding both our performance from period to period on a consistent basis, and the trends of our business. Non-GAAP “underlying” measures include changes in (a) underlying net sales, (b) underlying cost of sales, (c) underlying excise taxes, (d) underlying gross profit, (e) underlying advertising expenses, (f) underlying selling, general and administrative expenses and (g) underlying operating income. To calculate each of these measures, we adjust for (a) foreign currency exchange and (b) if applicable, estimated net changes in distributor inventories. These adjustments are defined below.

•
“Foreign exchange.” We calculate the percentage change in our income statement line-items in accordance with GAAP and adjust to exclude the cost or benefit of currency fluctuations. Adjusting for foreign exchange allows us to understand our business on a constant dollar basis, as fluctuations in exchange rates can distort the underlying trend both positively and negatively. (In this report, “dollar” always means the U.S. dollar unless clearly denoted otherwise.) To eliminate the effect of foreign exchange fluctuations when comparing across periods, we translate current period results at prior-period rates.

•
“Estimated net change in distributor inventories” refers to the estimated net effect of changes in distributor inventories on changes in our measures. For each period being compared, we estimate the effect of distributor inventory changes on our results using depletion information provided to us by our distributors. We believe that this adjustment reduces the effect of varying levels of distributor inventories on changes in our measures and allows to understand better our underlying results and trend.

Management uses “underlying” measures of performance to assist it in comparing and measuring our performance from period to period on a consistent basis, and in comparing our performance to that of our competitors. We also use underlying measures as metrics in management incentive compensation calculations. Management also uses underlying measures in its planning and forecasting and in communications with the board of directors, stockholders, analysts and investors concerning our financial performance. We have provided reconciliations of the non-GAAP measures adjusted to an “underlying” basis to their nearest GAAP measures in the tables below under “Results of Operations - Year-Over-Year Period Comparisons” and have consistently applied the adjustments within our reconciliations in arriving at each non-GAAP measure.

Important Information on Forward-Looking Statements:
This report contains statements, estimates, and projections that are “forward-looking statements” as defined under U.S. federal securities laws. Words such as “aim,” “anticipate,” “aspire,” “believe,” “continue,” “could,” “envision,” “estimate,” “expect,” “expectation,” “intend,” “may,” “plan,” “potential,” “project,” “pursue,” “see,” “seek,” “should,” “will,” “will continue,” and similar words identify forward-looking statements, which speak only as of the date we make them. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.  By their nature, forward-looking statements involve risks, uncertainties and other factors (many beyond our control) that could cause our actual results to differ materially from our historical experience or from our current expectations or projections. These risks and other factors include those described in Part I, Item 1A. Risk Factors of our 2014 Form 10-K and those described from time to time in our future reports filed with the Securities and Exchange Commission, including, but not limited to:

•
Unfavorable global or regional economic conditions, and related low consumer confidence, high unemployment, weak credit or capital markets, sovereign debt defaults, sequestrations, austerity measures, higher interest rates, political instability, higher inflation, deflation, lower returns on pension assets, or lower discount rates for pension obligations

•
Risks associated with being a U.S.-based company with global operations, including commercial, political and financial risks; local labor policies and conditions; protectionist trade policies or economic or trade sanctions; compliance with local trade practices and other regulations, including anti-corruption laws; terrorism; and health pandemics

•	Fluctuations in foreign currency exchange rates

•	Changes in laws, regulations, or policies - especially those that affect the production, importation, marketing, sale, or consumption of our beverage alcohol products

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

•
Changes in consumer preferences, consumption, or purchase patterns - particularly away from brown spirits, our premium products, or spirits generally, and our ability to anticipate and react to them; bar, restaurant, travel, or other on-premise declines; or unfavorable consumer reaction to new products, line extensions, package changes, product reformulations, or other product innovation

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

•	Risks associated with acquisitions, dispositions, business partnerships or investments - such as acquisition integration, or termination difficulties or costs, or impairment in recorded value

•	Insufficient protection of our intellectual property rights

•	Product recalls or other product liability claims; product counterfeiting, tampering or product quality issues

•	Significant legal disputes and proceedings; government investigations (particularly of industry or company business, trade or marketing practices)

•	Failure or breach of key information technology systems

•	Negative publicity related to our company, brands, marketing, personnel, operations, business performance, or prospects

•	Our status as a family “controlled company” under New York Stock Exchange rules

•	Business disruption, decline, or costs related to organizational changes, reductions in workforce, or other cost-cutting measures, or our failure to attract or retain key executive or employee talent

Summary of Operating Performance

Three months ended July 31,	2013	2014	Reported Change	Underlying Change[1]

Net sales	$896	$921	3%	3%
Excise taxes	210	216	3%	3%
Cost of sales	209	210	—%	(1)%
Gross profit	477	495	4%	5%
Advertising	103	99	(4)%	(4)%
SG&A	156	170	9%	8%
Operating income	$217	$221	1%	7%

Gross margin	53.3%	53.7%	0.5pp
Operating margin	24.2%	23.9%	(0.3)pp

Interest expense, net	$6	$7	7%
Effective tax rate	32.4%	29.8%	(2.6)pp
Diluted earnings per share	$0.66	$0.70	5%

1See “Non-GAAP Financial Measures” above for details on our use of “underlying changes” for net sales, excise taxes cost of sales, gross profit, advertising expenses, and SG&A expenses, including how these measures are calculated and the reasons why we think this information is useful to readers.
Overview
For the three months ended July 31, 2014, compared to same period last year, we grew underlying net sales 3% (3% reported), increased underlying operating income 7% (1% reported), and delivered a 5% increase in diluted earnings per share. These operating results were driven by the continued global growth of our American whiskey portfolio, led by the Jack Daniel's family of brands. We maintained our strong financial condition while continuing to invest in our capacity expansion projects and returning $74 million to shareholders during the quarter through dividends and share repurchases.

RESULTS OF OPERATIONS – FISCAL 2015 YEAR-TO-DATE HIGHLIGHTS
Brand Highlights
The following table highlights the worldwide results of our largest brands for the three months ended July 31, 2014, compared to the same period last year. We discuss results of the brands most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the three months ended July 31, 2014 compared to the same period last year.
Major Brands Worldwide Results

	Percentage change versus prior year
Three months ended July 31	Volumes	Net Sales[1]
Brand family / brand	9L Depletions	Reported	Foreign Exchange	Net Chg in Est. Distributor Inventories	Underlying *
Jack Daniel’s Family	4%	4%	(1%)	2%	5%
Jack Daniel’s Tennessee Whiskey	—%	1%	(1%)	3%	2%
Jack Daniel’s Tennessee Honey	31%	35%	(1%)	(5%)	29%
Other Jack Daniel’s whiskey brands[2]	7%	10%	—%	(2%)	9%
Jack Daniel’s RTDs/RTP[3]	6%	6%	(2%)	(1%)	3%
Southern Comfort	(4%)	(8%)	(1%)	2%	(7%)
Finlandia	(15%)	(10%)	(1%)	(2%)	(13%)
El Jimador	9%	20%	2%	(7%)	15%
New Mix RTDs	62%	63%	5%	—%	67%
Herradura	19%	25%	2%	(8%)	20%
Woodford Reserve	26%	35%	—%	(6%)	29%
Canadian Mist	(7%)	(8%)	—%	1%	(7%)
* Totals may differ due to rounding

1See “Non-GAAP Financial Measures” above for details on our use of “underlying change” in net sales, including how this measure is calculated and the reasons why we think this information is useful to readers.
2In addition to the brands separately listed here, the Jack Daniel’s family of brands includes Gentleman Jack, Jack Daniel’s Single Barrel, Jack Daniel’s Sinatra™ Select, Jack Daniel’s No. 27 Gold Tennessee Whiskey, Jack Daniel’s 1907 Tennessee Whiskey, Jack Daniel’s Tennessee Rye Whiskeys and Jack Daniel’s Tennessee Fire.
3Jack Daniel’s RTD and RTP products include all RTD line extensions of Jack Daniel’s, such as Jack Daniel’s & Cola, Jack & Ginger, Jack Daniel’s Country Cocktails, and the seasonal Jack Daniel’s Winter Jack RTP.

•
Jack Daniel’s family of brands grew underlying net sales 5% (reported 4%) and was the most significant contributor to our underlying net sales growth for the three months ended July 31, 2014. Here are details about the performance of the Jack Daniel’s family of brands in the first quarter:

◦
Jack Daniel’s Tennessee Whiskey (JDTW) accelerated volume growth in emerging markets during the first quarter, while volumes declined in several developed markets – largely driven by retail- and wholesale-trade inventory reductions – including in the United States, the United Kingdom and Germany. Higher pricing for JDTW in the United States and France were important contributors to sales growth in the quarter.

◦
The continued global expansion of Jack Daniel’s Tennessee Honey (JDTH) contributed significantly to our underlying net sales growth as several recently-launched international markets added volume while existing markets, including the United States, continued to grow.

◦
Among our Other Jack Daniel’s whiskey brands, the most significant contributor to underlying net sales growth was Jack Daniel’s Sinatra Select, which benefited from a favorable comparison to a low sales base in the same period last year in the United States.

◦	Germany and Mexico led the growth of Jack Daniel’s RTDs/RTP. Net sales growth in Mexico benefited from volumes of a recent line extension, Jack Daniel’s Apple.

•
New Mix RTDs grew underlying net sales 67% (reported 63%) as volumes benefited from a favorable comparison to very weak sales in the same period last year. In the first quarter of fiscal 2014, volumes of New Mix RTDs were unusually low because of high customer inventories following a price increase late in fiscal 2013.

•
Woodford Reserve led the growth of our super- and ultra-premium American whiskeys with underlying net sales growth of 29% (reported 35%). In the United States, Woodford gained share of super-premium bourbon category and sustained double-digit volume growth. The brand continued its international expansion and increased sales in both France and the United Kingdom.

•
Underlying net sales for Southern Comfort declined 7% (reported declined 8%). Net sales declined in the United Kingdom, Australia, and the United States as the brand faced consumer challenges. In the United States, the brand continued to be affected by negative on-premise channel trends affecting liqueurs generally.

•
Underlying net sales for Finlandia declined 13% (reported declined 10%) driven predominately by lower volumes in Poland. In Poland, volume declined more than 30% in the first quarter due to high retail- and wholesale-trade inventories and weaker consumer demand following an excise tax hike and our related price increases in fiscal 2014.

Market Highlights
The following table provides supplemental information for our largest markets for the three months ended July 31, 2014, compared to the same period last year. We discuss results for the markets most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the three months ended July 31, 2014 compared to the same period last year.
Top 10 Markets[1] - Fiscal 2015 Net Sales Growth by Geographic Area

	Percentage change versus prior year period
Three months ended July 31, 2014	Net Sales[2]
Geographic area	Reported	Foreign Exchange	Net Chg in Est. Distributor Inventories	Underlying
United States	(2%)	—%	2%	—%
Europe:
United Kingdom	(9%)	(5%)	—%	(13%)
Germany	(11%)	(3%)	—%	(14%)
Poland	(16%)	(5%)	—%	(21%)
Russia	—%	14%	3%	17%
France	51%	(6%)	3%	48%
Turkey	26%	13%	—%	38%
Rest of Europe	8%	(2%)	—%	6%
Europe	1%	(1%)	—%	—%
Australia	13%	(6%)	—%	7%
Other:
Mexico	16%	4%	—%	20%
Canada	7%	5%	(1%)	10%
Rest of Other	9%	2%	7%	17%
Other	11%	3%	4%	18%
TOTAL	3%	(1%)	1%	3%

1Top 10 markets as ranked based on percentage of total Fiscal 2014 Net Sales. See 2014 Form 10-K “Results of Operations - Fiscal 2014 Market Highlights” and “Note 13. Supplemental Information.”
2See “Non-GAAP Financial Measures” above for details on our use of “underlying change” in net sales, including how this measure is calculated and the reasons why we think this information is useful to readers.

•
United States. Underlying net sales in the United States were flat while reported net sales declined 2%. Underlying net sales growth was driven by JDTW pricing, and volume growth for Woodford Reserve, JDTH, and el Jimador but was offset by lower volumes for JDTW, Korbel Champagnes, and Canadian Mist. JDTW volumes were negatively affected by retail-trade inventory reductions compared to the same period last year. Last year in the first quarter, retail-trade inventories were higher because of their purchases ahead of price increases not repeated to the same extent this year.

•	Europe. Underlying net sales growth in France, Turkey and Russia was fully offset by declines in the United Kingdom, Germany and Poland.

◦
In France, net sales growth from pricing was driven by our comparatively higher direct-to-trade prices and the inclusion of excise taxes in net sales, both of which resulted from our fiscal 2014 route-to-consumer change. In addition, net sales growth from volume was driven by JDTH, which was introduced in the second half of our fiscal 2014.

◦
In Russia, while underlying net sales grew 17% in the first quarter, reported net sales were flat due to the negative effect of a much weaker Russian ruble compared to the same period last year and an estimated net reduction in distributor inventories. We believe that there is increasing risk to consumer sentiment and spending in Russia given the deteriorating economic situation there, including slowing GDP growth, inflationary pressure and a weaker currency. In addition, our business faces risks related to uncertainty about how local laws may be interpreted and enforced in Russia. Please refer to Part I, Item 1A. Risk Factors of our 2014 Form 10-K for a description of these risks and other factors which could materially affect our business, financial condition, or future results.

◦	In Germany and the United Kingdom, retail- and wholesale-trade inventory reductions contributed to the declines.

◦
In Poland, the decline in underlying net sales was driven largely by weaker consumer demand for Finlandia following an excise tax hike and our related price increases in fiscal 2014. We believe that higher pricing has weakened consumer demand generally for vodkas, including Finlandia.

•	Australia. In Australia, underlying net sales growth was driven by (a) volume growth of a third-party brand that we began distributing in July 2013, and (b) higher volumes for JDTW.

•
Other. Higher consumer demand was the primary driver of growth for our brands in Brazil, Canada and for our travel retail customers. Growth in Mexico was helped by comparison to a prior-year period when net sales were negatively affected by higher customer inventories.

RESULTS OF OPERATIONS – YEAR-OVER-YEAR PERIOD COMPARISONS
NET SALES

Percentage change versus the prior year period ended July 31	3 Months
Change in reported net sales	3%
Foreign exchange	(1)%
Estimated net change in distributor inventories	1%
Change in underlying net sales	3%

Change in underlying net sales attributed to:
Volume	1%
Net price/mix	2%
For the three months ended July 31, 2014, net sales were $921 million, an increase of 3% or $25 million compared to the same period last year. Underlying net sales grew 3% after adjusting reported results for the positive effect of foreign exchange and the offsetting negative effect of an estimated net reduction in trade inventories. The positive effect of a stronger Australian dollar on reported net sales more than offset the negative effect of weaker European currencies. An estimated net reduction in our U.S. distributors’ inventories compared to the same period last year, when distributors increased purchases ahead of our price increases, was the most significant factor driving the negative effect on reported results of estimated changes in distributor inventories.
The primary factors contributing to the 3% growth in underlying net sales were:

a.	Higher sales of JDTW driven by volume growth across most emerging markets and by higher pricing in the United States and France.

b.	Higher volumes for JDTH in the United States and across many markets where the brand was recently introduced, including France.

c.
Higher volumes for New Mix RTDs and Herradura tequila in Mexico, both of which benefited from comparison to the prior-year period when net sales were negatively affected by higher customer inventories.

d.	Higher sales of Woodford Reserve globally, driven primarily by higher volumes in the United States.
The primary factors partially offsetting underlying net sales growth were:

a.
Lower volumes for JDTW in the United States and in many developed-economy markets in Europe, including the United Kingdom and Germany, where wholesale and retail trade customers reduced inventory levels compared to the same period last year.

b.	Lower volumes for Southern Comfort in the United Kingdom, Australia and the United States, driven by lower consumer demand in the on-premise channel.

c.
Lower volumes for Finlandia Vodka driven primarily by declines in Poland, where we believe that higher pricing has weakened consumer demand generally for vodkas following an excise tax increase last fiscal year.

COST OF SALES

Percentage change versus the prior year period ended July 31	3 Months
Change in reported cost of sales	—%
Foreign exchange	(3)%
Estimated net change in distributor inventories	2%
Change in underlying cost of sales	(1)%

Change in underlying cost of sales attributed to:
Volume	2%
Cost/mix	(3)%
Cost of sales for the three months ended July 31, 2014 was $210 million, an increase of $1 million compared to the same period last year. Underlying cost of sales decreased 1% after adjusting reported costs for the negative effect of foreign exchange, which more than offset the positive effect of an estimated net reduction in distributor inventories. The decrease in underlying cost of sales was driven by lower freight and logistics expenses and less contract bottling activity, partially offset by higher volume of some branded products. Raw material costs were unchanged compared to the same period last year. Looking ahead, we expect that freight, logistics and raw materials costs will increase in the low single digits.
GROSS PROFIT

Percentage change versus the prior year period ended July 31	3 Months
Change in reported gross profit	4%
Foreign exchange	—%
Estimated net change in distributor inventories	1%
Change in underlying gross profit	5%
Gross profit of $495 million increased $18 million, or 4%, during the first quarter. Underlying change in gross profit was higher at 5% after adjusting for the estimated reduction in net distributor inventories. The increase resulted from the same factors that contributed to both the increase in underlying net sales and the decrease in underlying cost of sales for quarter.
Gross margin improved to 53.7% for the three months ended July 31, 2014, up approximately 50 basis points from 53.3% in the same period last year. The increase in gross margin was largely due to a favorable mix shift and, to a lesser extent, higher pricing.
ADVERTISING

Percentage change versus the prior year period ended July 31	3 Months
Change in reported advertising	(4)%
Foreign exchange	—%
Change in underlying advertising	(4)%
Advertising expenses of $99 million decreased $4 million, or 4% on both a reported and an underlying basis for the three months ended July 31, 2014 compared to the same period last year. The decrease in advertising expenses was driven by lower spending for (a) Finlandia Vodka in many markets, (b) Southern Comfort in the United States, and (c) JDTH in the United States and also in Germany, where prior-year expenses were elevated above normal levels to support the brand’s introduction.
These decreases were partially offset by higher advertising for (a) our tequila brands in the United States and in Mexico, (b) our super-premium American whiskeys, including notably Woodford Reserve in the United States, and (c) JDTH in markets where the brand was launched recently.
SELLING, GENERAL, AND ADMINISTRATIVE (SG&A) EXPENSES

Percentage change versus the prior year period ended July 31	3 Months
Change in reported SG&A	9%
Foreign exchange	(1)%
Change in underlying SG&A	8%
SG&A expenses of $170 million increased $14 million, or 9% on a reported basis in the first quarter, while underlying SG&A growth was 8% after adjusting for the negative effect of foreign exchange. The most significant contributors to the increase in SG&A compared to the same period last year were (a) inflation on compensation and related expenses and (b) additional consulting and other contract services, both of which include costs related to setting up our distribution company in France and our new employees there.
OPERATING INCOME

Percentage change versus the prior year period ended July 31	3 Months
Change in reported operating income	1%
Foreign exchange	3%
Estimated net change in distributor inventories	3%
Change in underlying operating income	7%

Operating income of $221 million increased $3 million, or 1% for the three months ended July 31, 2014 compared to the same period last year. Underlying operating income growth was 7% after adjusting for the reduction in estimated net distributor inventories and the negative effect of foreign exchange. The same factors that contributed to the growth in underlying gross profit and the decline in advertising expenses also contributed to the growth in underlying operating income, partially offset by the factors that contributed to the growth in SG&A expenses.
Operating margin fell about 30 basis points to 23.9% for the three months ended July 31, 2014 from 24.2% in the same period last year. The same factors that drove the increase in our gross margin benefited our operating margin, and our operating margin was helped additionally by lower operating expense growth compared to gross profit growth. However, the revaluation of Euro denominated assets more than offset these positive factors.
The effective tax rate in the first quarter of fiscal 2015 was 29.8% compared to 32.4% in the first quarter of fiscal 2014. The fiscal 2015 effective tax rate includes the amortization ($4 million) of a deferred tax benefit that resulted from the release of certain deferred tax liabilities in connection with an intercompany transfer of assets in 2014. This benefit, along with an increase in the beneficial impact of foreign earnings at lower tax rates, was primarily responsible for the decrease in our effective tax rate.
Diluted earnings per share were $0.70 in the first quarter of fiscal 2015, up 5% from $0.66 reported for the same period last year. This increase resulted from the same factors that contributed to the increase in operating income, as well as the reduction in the effective tax rate.

Liquidity and Financial Condition

Cash and cash equivalents increased $23 million during the three months ended July 31, 2014, compared to an increase of $13 million during the same period last year. Cash provided by operations of $112 million was up $19 million from the same period last year, due primarily to the timing of normal fluctuations in working capital items. Cash used for investing activities was $31 million during the three months ended July 31, 2014, compared to $25 million for the prior year period. The $6 million increase reflects a higher level of capital spending, primarily related to investments to complete our expansion at the Jack Daniel Distillery and to substantially build up our Versailles, Kentucky, facility to support the growth of Woodford Reserve. Cash used for financing activities of $57 million was up $6 million from the same period last year, due largely to increased dividends and share repurchases, partially offset by increased tax benefits related to stock-based compensation.
In addition to our cash and cash equivalent balances, we have access to several liquidity sources to supplement our cash flow from operations. One of those sources is our $1 billion commercial paper program that we regularly use to fund our short-term credit needs and to maintain our access to the capital markets. During the quarter ended July 31, 2014, our commercial paper borrowings averaged $162 million, with an average maturity of 12 days and an average interest rate of 0.16%. The average commercial paper borrowings were accompanied by corresponding increases in our average cash and cash equivalent balances. No commercial paper was outstanding at April 30, 2014 or July 31, 2014.
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

As of July 31, 2014, we had total cash and cash equivalents of $460 million. Of this amount, $290 million was held by foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We do not expect to need the cash generated by those foreign subsidiaries to fund our domestic operations. However, in the unforeseen event that we repatriate cash from those foreign subsidiaries, we would be required to provide for and pay U.S. taxes on permanently repatriated funds.
As announced on July 24, 2014, our Board of Directors declared a regular quarterly cash dividend of $0.29 per share on our Class A and Class B common stock. Stockholders of record on September 8, 2014, will receive the dividend on October 1, 2014.
As announced on September 25, 2013, our Board of Directors authorized the repurchase of up to $250 million of our outstanding Class A and Class B common shares from October 1, 2013, through September 30, 2014, subject to market and other conditions. Under this program, we may repurchase shares from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws. We can modify, suspend, or terminate this repurchase program at any time without prior notice. As of August 25, 2014, we have repurchased a total of 1,876,639 shares under this program for approximately $155 million, leaving approximately $95 million available for additional repurchases through September 30, 2014. Further information about shares repurchased under this program is presented in the following table.

	Shares Purchased		Average Price Per Share, Including Brokerage Commissions		Total Cost of Shares
Period	Class A	Class B	Class A	Class B	(Millions)
October 1, 2013 – April 30, 2014	24,800	661,472	$68.03	$69.04	$47
May 1, 2014 – July 31, 2014	1,601	111,000	$89.56	$90.87	$10
August 1, 2014 – August 25, 2014	12,840	1,064,926	$90.29	$90.83	$98
	39,241	1,837,398	$76.19	$82.99	$155
We believe our current liquidity position is strong and sufficient to meet all of our future financial commitments. Our $800 million bank credit facility’s quantitative covenant requires our ratio of consolidated EBITDA (as defined in the agreement) to consolidated interest expense to be at least 3 to 1. At July 31, 2014, with a ratio of 37 to 1, we were well within the covenant’s parameters.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks arising from adverse changes in (a) foreign exchange rates, (b) commodity prices affecting the cost of our raw materials and energy, and (c) interest rates. We try to manage risk through a variety of strategies, including production initiatives and hedging strategies. Our foreign currency hedging contracts are subject to changes in exchange rates, our commodity forward purchase contracts are subject to changes in commodity prices, and some of our debt obligations are subject to changes in interest rates. Established procedures and internal processes govern the management of these market risks. Since April 30, 2014, there have been no material changes to the disclosure on this matter made in our 2014 Form 10-K.

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) (our principal executive and principal financial officers), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures: are effective to ensure that information required to be disclosed by the company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by the company in such reports is accumulated and communicated to the company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
We operate in a litigious environment and we are sued in the normal course of business. We do not anticipate that any currently pending suits will have, individually or in the aggregate, a material adverse effect on our financial position, results of operations, or liquidity.

Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our 2014 Form 10-K, which could materially adversely affect our business, financial condition or future results. There have been no material changes to the risk factors disclosed in our 2014 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about shares of our common stock that we acquired during the quarter ended July 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2014 - May 31, 2014	20,382	$89.13	—	$202,600,000
June 1, 2014 - June 30, 2014	—	—	—	$202,600,000
July 1, 2014 - July 31, 2014	112,601	$90.85	112,601	$192,400,000
Total	132,983	$90.58	112,601	—
As we announced on September 25, 2013, our Board of Directors has authorized us to repurchase up to $250 million of our outstanding Class A and Class B common shares from October 1, 2013, through September 30, 2014, subject to market and other conditions. Of the 132,983 total shares presented in the above table, 112,601 were acquired as part of this repurchase program. The remaining 20,382 shares presented in the above table were acquired from employees to satisfy income tax withholdings triggered by the vesting of restricted shares.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6.  Exhibits
The following documents are filed with this Report:

31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (not considered to be filed).
101
The following materials from Brown-Forman Corporation's Quarterly Report on Form 10-Q for the quarter ended July 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (a) Condensed Consolidated Statements of Operations, (b) Condensed Consolidated Statements of Comprehensive Income, (c) Condensed Consolidated Balance Sheets, (d) Condensed Consolidated Statements of Cash Flows, and (e) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN-FORMAN CORPORATION
(Registrant)

Date:	August 27, 2014	By:	/s/ Jane C. Morreau
Jane C. Morreau
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)