Form 10-Q
period 2014-10-31
BROWN FORMAN CORP
filed 2014-12-03
CIK 14693

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2014
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  November 30, 2014

Class A Common Stock ($.15 par value, voting)	84,505,212
Class B Common Stock ($.15 par value, nonvoting)	126,920,334

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2014	2013	2014
Net sales	$1,079	$1,135	$1,975	$2,056
Excise taxes	246	258	455	474
Cost of sales	257	268	467	478
Gross profit	576	609	1,053	1,104
Advertising expenses	111	123	214	223
Selling, general, and administrative expenses	162	178	318	348
Other expense (income), net	(8)	5	(7)	10
Operating income	311	303	528	523
Interest income	1	—	1	1
Interest expense	7	7	13	14
Income before income taxes	305	296	516	510
Income taxes	99	88	167	152
Net income	$206	$208	$349	$358
Earnings per share:
Basic	$0.97	$0.98	$1.63	$1.68
Diluted	$0.96	$0.97	$1.62	$1.67
Cash dividends per common share:
Declared	$—	$—	$0.510	$0.580
Paid	$0.255	$0.290	$0.510	$0.580
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2014	2013	2014
Net income	$206	$208	$349	$358
Other comprehensive income (loss), net of tax:
Currency translation adjustments	7	(30)	(5)	(46)
Cash flow hedge adjustments	(10)	22	(4)	27
Postretirement benefits adjustments	14	12	19	16
Net other comprehensive income (loss)	11	4	10	(3)
Comprehensive income	$217	$212	$359	$355
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions)

	April 30, 2014	October 31, 2014
Assets
Cash and cash equivalents	$437	$235
Accounts receivable, less allowance for doubtful accounts of $9 and $8 at April 30 and October 31, respectively	569	761
Inventories:
Barreled whiskey	504	530
Finished goods	187	232
Work in process	144	150
Raw materials and supplies	47	59
Total inventories	882	971
Current deferred tax assets	33	25
Other current assets	256	307
Total current assets	2,177	2,299
Property, plant and equipment, net	526	556
Goodwill	620	614
Other intangible assets	677	651
Deferred tax assets	18	17
Other assets	85	106
Total assets	$4,103	$4,243
Liabilities
Accounts payable and accrued expenses	$474	$535
Accrued income taxes	71	12
Current deferred tax liabilities	8	7
Short-term borrowings	8	124
Total current liabilities	561	678
Long-term debt	997	998
Deferred tax liabilities	102	113
Accrued pension and other postretirement benefits	244	226
Other liabilities	167	153
Total liabilities	2,071	2,168
Commitments and contingencies
Stockholders’ Equity
Common stock:
Class A, voting (85,000,000 shares authorized; 85,000,000 shares issued)	13	13
Class B, nonvoting (400,000,000 shares authorized; 142,313,000 shares issued)	21	21
Additional paid-in capital	81	99
Retained earnings	2,894	3,114
Accumulated other comprehensive income (loss), net of tax	(188)	(191)
Treasury stock, at cost (13,858,000 and 15,899,000 shares at April 30 and October 31, respectively)	(789)	(981)
Total stockholders’ equity	2,032	2,075
Total liabilities and stockholders’ equity	$4,103	$4,243
 See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Six Months Ended
	October 31,
	2013	2014
Cash flows from operating activities:
Net income	$349	$358
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	24	25
Stock-based compensation expense	6	6
Deferred income taxes	(6)	(18)
Changes in assets and liabilities	(172)	(301)
Cash provided by operating activities	201	70
Cash flows from investing activities:
Additions to property, plant, and equipment	(60)	(59)
Acquisition of brand names and trademarks	—	(3)
Computer software expenditures	—	(1)
Cash used for investing activities	(60)	(63)
Cash flows from financing activities:
Net increase in short-term borrowings	3	117
Repayment of long-term debt	(1)	—
Net payments related to exercise of stock-based awards	(6)	(6)
Excess tax benefits from stock-based awards	9	17
Acquisition of treasury stock	(49)	(205)
Dividends paid	(109)	(124)
Cash used for financing activities	(153)	(201)
Effect of exchange rate changes on cash and cash equivalents	—	(8)
Net increase (decrease) in cash and cash equivalents	(12)	(202)
Cash and cash equivalents, beginning of period	204	437
Cash and cash equivalents, end of period	$192	$235
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

In May 2014, the Financial Accounting Standards Board issued new guidance on the recognition of revenue from contracts with customers. We are currently evaluating the potential impact on our financial statements of the new guidance, which will become effective for us beginning in fiscal 2018.

2.    Inventories
We use the last-in, first-out (LIFO) method to determine the cost of most of our inventories. If the LIFO method had not been used, inventories at current cost would have been $216 million higher than reported as of April 30, 2014, and $222 million higher than reported as of October 31, 2014. Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

3.    Income Taxes
Our consolidated interim effective tax rate is based upon our expected annual operating income, statutory tax rates, and income tax laws in the various jurisdictions in which we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. The effective tax rate of 29.9% for the six months ended October 31, 2014, is based on an expected tax rate of 29.7% on ordinary income for the full fiscal year, as adjusted for the recognition of net tax expense related to discrete items arising during the period and interest on previously provided tax contingencies. Our expected tax rate includes current fiscal year additions for existing tax contingency items.

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

The following table presents information concerning basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions, except per share amounts)	2013	2014	2013	2014
Net income available to common stockholders	$206	$208	$349	$358
Share data (in thousands):
Basic average common shares outstanding	213,587	212,087	213,634	212,674
Dilutive effect of stock-based awards	1,617	1,482	1,614	1,528
Diluted average common shares outstanding	215,204	213,569	215,248	214,202

Basic earnings per share	$0.97	$0.98	$1.63	$1.68
Diluted earnings per share	$0.96	$0.97	$1.62	$1.67

We excluded common stock-based awards for approximately 410,000 shares and 363,000 shares from the calculation of diluted earnings per share for the three months ended October 31, 2013 and 2014, respectively. We excluded common stock-based awards for approximately 412,000 shares and 365,000 shares from the calculation of diluted earnings per share for the six months ended October 31, 2013 and 2014, respectively. We excluded those awards because they were not dilutive for those periods under the treasury stock method.

5.    Commitments and Contingencies
We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe it is reasonably possible that these loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies are recorded as of October 31, 2014.

We have guaranteed the repayment by a third-party importer of its obligation under a bank credit facility that it uses in connection with its importation of our products in Russia. If the importer were to default on that obligation, which we believe is unlikely, our maximum possible exposure under the existing terms of the guaranty would be approximately $45 million (subject to changes in foreign currency exchange rates). Both the fair value and carrying amount of the guaranty are insignificant.

As of October 31, 2014, our actual exposure under the guaranty of the importer's obligation is approximately $11 million. We also have accounts receivable from that importer of approximately $31 million at that date, which we expect to collect in full and according to agreed-upon terms.

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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions)	2013	2014	2013	2014
Pension Benefits:
Service cost	$5	$5	$11	$11
Interest cost	8	8	15	17
Expected return on plan assets	(10)	(10)	(20)	(21)
Amortization of:
Prior service cost	—	—	—	1
Net actuarial loss	8	6	16	11
Net cost	$11	$9	$22	$19

Other Postretirement Benefits:
Service cost	$—	$—	$1	$1
Interest cost	1	1	2	2
Amortization of prior service cost	—	—	—	(1)
Net cost	$1	$1	$3	$2

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity.

The following table summarizes the assets and liabilities measured or disclosed at fair value on a recurring basis:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
April 30, 2014:
Assets:
Currency derivatives	$—	$7	$—	$7
Liabilities:
Currency derivatives	—	7	—	7
Short-term borrowings	—	8	—	8
Long-term debt	—	963	—	963
October 31, 2014:
Assets:
Currency derivatives	—	51	—	51
Liabilities:
Short-term borrowings	—	124	—	124
Long-term debt	—	975	—	975

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

Below is a comparison of the fair values and carrying amounts of these instruments:

	April 30, 2014		October 31, 2014
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$437	$437	$235	$235
Currency derivatives	7	7	51	51
Liabilities:
Currency derivatives	7	7	—	—
Short-term borrowings	8	8	124	124
Long-term debt	997	963	998	975

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

We had outstanding currency derivatives, related primarily to our euro, British pound, Russian ruble, and Australian dollar exposures, with total notional amounts totaling $1,152 million at April 30, 2014 and $1,063 million at October 31, 2014.

We use forward purchase contracts with suppliers to protect against corn price volatility. We expect to physically take delivery of the corn underlying each contract and use it for production over a reasonable period of time. Accordingly, we account for these contracts as normal purchases rather than derivative instruments.

From time to time, we manage our interest rate risk with swap contracts. However, no such swaps were outstanding at
April 30, 2014 or October 31, 2014.

The following tables present the amounts affecting our consolidated statements of operations for the periods covered by this report:

		Three Months Ended
		October 31,
(Dollars in millions)	Classification	2013	2014
Currency derivatives designated as cash flow hedge:
Net gain (loss) recognized in AOCI	n/a	$(15)	$42
Net gain (loss) reclassified from AOCI into income	Net sales	—	6
Derivatives not designated as hedging instruments:
Currency derivatives – net gain (loss) recognized in income	Net sales	(5)	11
Currency derivatives – net gain (loss) recognized in income	Other income	—	3

		Six Months Ended
		October 31,
(Dollars in millions)	Classification	2013	2014
Currency derivatives designated as cash flow hedge:
Net gain (loss) recognized in AOCI	n/a	$(5)	$47
Net gain (loss) reclassified from AOCI into income	Net sales	1	4
Derivatives not designated as hedging instruments:
Currency derivatives – net gain (loss) recognized in income	Net sales	(1)	8
Currency derivatives – net gain (loss) recognized in income	Other income	2	(6)

We expect to reclassify $25 million of deferred net gains recorded in AOCI as of October 31, 2014, to earnings during the next 12 months. This reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur. The maximum term of our outstanding derivative contracts was 27 months at April 30, 2014 and 27 months at October 31, 2014.

The following table presents the fair values of our derivative instruments as of April 30, 2014 and October 31, 2014.

(Dollars in millions)	Classification	Fair value of derivatives in a gain position	Fair value of derivatives in a loss position
April 30, 2014:
Designated as cash flow hedges:
Currency derivatives	Other current assets	$6	$(6)
Currency derivatives	Other assets	2	—
Currency derivatives	Accrued expenses	2	(6)
Currency derivatives	Other liabilities	—	(4)
Not designated as hedges:
Currency derivatives	Other current assets	5	—
Currency derivatives	Accrued expenses	1	—
October 31, 2014:
Designated as cash flow hedges:
Currency derivatives	Other current assets	33	(2)
Currency derivatives	Other assets	16	(1)
Not designated as hedges:
Currency derivatives	Other current assets	6	(1)

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

Some of our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. The aggregate fair value of all derivatives with creditworthiness requirements that were in a net liability position was $6 million at April 30, 2014 and $0 at October 31, 2014.

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

(Dollars in millions)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet	Net Amounts
April 30, 2014:
Derivative assets	$17	$(10)	$7	$(2)	$5
Derivative liabilities	(17)	10	(7)	2	(5)
October 31, 2014:
Derivative assets	55	(4)	51	—	51
Derivative liabilities	(4)	4	—	—	—

No cash collateral was received or pledged related to our derivative contracts as of April 30, 2014 and October 31, 2014.

10.    Short-Term Borrowings
As of October 31, 2014, our short-term borrowings include $119 million of commercial paper, with an average maturity of 6 days and a weighted-average interest rate of 0.15%. No commercial paper was outstanding at April 30, 2014.

11.    Accumulated Other Comprehensive Income
The following table summarizes the changes in each component of accumulated other comprehensive income (AOCI), net of tax, during the three months ended October 31, 2013 and 2014:

	Currency Translation Adjustments	Cash Flow Hedge Adjustments	Postretirement Benefits Adjustments	Total AOCI

Balance at July 31, 2013	$(2)	$6	$(216)	$(212)
Net other comprehensive income (loss)	7	(10)	14	11
Balance at October 31, 2013	$5	$(4)	$(202)	$(201)

Balance at July 31, 2014	$(10)	$1	$(186)	$(195)
Net other comprehensive income (loss)	(30)	22	12	4
Balance at October 31, 2014	$(40)	$23	$(174)	$(191)

The following table presents the components of net other comprehensive income (loss) during the three months ended October 31, 2013 and 2014:

	Pre-Tax	Tax	Net
Three Months Ended October 31, 2013
Currency translation adjustments	$9	$(2)	$7
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	(15)	5	(10)
Reclassification to earnings[1]	—	—	—
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	14	(5)	9
Reclassification to earnings[2]	8	(3)	5
Net other comprehensive income (loss)	$16	$(5)	$11

Three Months Ended October 31, 2014
Currency translation adjustments	$(32)	$2	$(30)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	42	(16)	26
Reclassification to earnings[1]	(6)	2	(4)
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	14	(5)	9
Reclassification to earnings[2]	6	(3)	3
Net other comprehensive income (loss)	$24	$(20)	$4
1Pre-tax amount is classified as net sales in the accompanying consolidated statements of operations.
2Pre-tax amount is a component of pension and other postretirement benefit expense (as shown in Note 6).

The following table summarizes the changes in each component of AOCI, net of tax, during the six months ended October 31, 2013 and 2014:

	Currency Translation Adjustments	Cash Flow Hedge Adjustments	Postretirement Benefits Adjustments	Total AOCI

Balance at April 30, 2013	$10	$—	$(221)	$(211)
Net other comprehensive income (loss)	(5)	(4)	19	10
Balance at October 31, 2013	$5	$(4)	$(202)	$(201)

Balance at April 30, 2014	$6	$(4)	$(190)	$(188)
Net other comprehensive income (loss)	(46)	27	16	(3)
Balance at October 31, 2014	$(40)	$23	$(174)	$(191)

The following table presents the components of net other comprehensive income (loss) during the six months ended October 31, 2013 and 2014:

	Pre-Tax	Tax	Net
Six Months Ended October 31, 2013
Currency translation adjustments	$(3)	$(2)	$(5)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	(5)	2	(3)
Reclassification to earnings[1]	(1)	—	(1)
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	14	(5)	9
Reclassification to earnings[2]	16	(6)	10
Net other comprehensive income (loss)	$21	$(11)	$10

Six Months Ended October 31, 2014
Currency translation adjustments	$(48)	$2	$(46)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	47	(17)	30
Reclassification to earnings[1]	(4)	1	(3)
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	14	(5)	9
Reclassification to earnings[2]	12	(5)	7
Net other comprehensive income (loss)	$21	$(24)	$(3)
1Pre-tax amount is classified as net sales in the accompanying consolidated statements of operations.
2Pre-tax amount is a component of pension and other postretirement benefit expense (as shown in Note 6).

12.    Subsequent Event
As announced on November 20, 2014, our Board of Directors increased our quarterly cash dividend on our Class A and Class B common stock from $0.29 per share to $0.315 per share. Stockholders of record on December 4, 2014, will receive the cash dividend on December 30, 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of  Operations
You should read the following discussion and analysis in conjunction with both our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report and our 2014 Form 10-K. Note that the results of operations for the six months ended October 31, 2014, do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, “we,” “us,” and “our” refer to Brown-Forman Corporation.

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
Volume is discussed on a nine-liter equivalent unit basis (nine-liter cases) unless otherwise specified. At times, we use a “drinks-equivalent” measure for volume when comparing single-serve ready-to-drink (RTD) or ready-to-pour (RTP) brands to a parent spirits brand. “Drinks-equivalent” depletions are RTD and RTP nine-liter cases converted to nine-liter cases of a parent brand on the basis of the number of drinks in one nine-liter case of the parent brand. To convert RTD volumes from a nine-liter case basis to a drinks-equivalent nine-liter case basis, RTD nine-liter case volumes are divided by 10, while RTP nine-liter case volumes are divided by 5.
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
We present changes in certain income statement line-items that are adjusted to an “underlying” basis, which we believe assist in understanding both our performance from period to period on a consistent basis, and the trends of our business. Non-GAAP “underlying” measures include changes in (a) underlying net sales, (b) underlying cost of sales, (c) underlying excise taxes, (d) underlying gross profit, (e) underlying advertising expenses, (f) underlying selling, general and administrative expenses and (g) underlying operating income. To calculate each of these measures, we adjust for (a) foreign currency exchange and (b) if applicable, estimated net changes in distributor inventories. These adjustments are defined below.

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

•	Risks associated with acquisitions, dispositions, business partnerships or investments - such as acquisition integration, or termination difficulties or costs, or impairment in recorded value

•	Insufficient protection of our intellectual property rights

•	Product recalls or other product liability claims; product counterfeiting, tampering or product quality issues

•	Significant legal disputes and proceedings; government investigations (particularly of industry or company business, trade or marketing practices)

•	Failure or breach of key information technology systems

•	Negative publicity related to our company, brands, marketing, personnel, operations, business performance, or prospects

•	Our status as a family “controlled company” under New York Stock Exchange rules

•	Business disruption, decline, or costs related to organizational changes, reductions in workforce, or other cost-cutting measures, or our failure to attract or retain key executive or employee talent

Summary of Operating Performance

	Three months ended October 31,				Six months ended October 31,
	2013	2014	Reported Change	Underlying Change[1]	2013	2014	Reported Change	Underlying Change[1]

Net sales	$1,079	$1,135	5%	7%	$1,975	$2,056	4%	5%
Excise taxes	246	258	5%	5%	455	474	4%	4%
Cost of sales	257	268	4%	6%	467	478	3%	3%
Gross profit	576	609	6%	9%	1,053	1,104	5%	7%
Advertising	111	123	11%	14%	214	223	4%	5%
SG&A	162	178	10%	12%	318	348	10%	10%
Operating income	$311	$303	(3)%	5%	$528	$523	(1)%	6%

Gross margin	53.4%	53.6%	0.2pp		53.3%	53.7%	0.4pp
Operating margin	28.8%	26.6%	(2.2)pp		26.7%	25.4%	(1.3)pp
Interest expense, net	$6	$7	(14)%		$12	$13	(10)%
Effective tax rate	32.4%	29.9%	(2.5)pp		32.4%	29.9%	(2.5)pp
Diluted earnings per share	$0.96	$0.97	1%		$1.62	$1.67	3%

1See “Non-GAAP Financial Measures” above for details on our use of “underlying changes” for net sales, cost of sales, gross profit, advertising expenses, and SG&A expenses, including how these measures are calculated and the reasons why we think this information is useful to readers.
Overview
For the three months ended October 31, 2014, compared to same period last year, we grew underlying net sales 7% (5% reported), increased underlying operating income 5% (reported declined 3%), and delivered a 1% increase in diluted earnings per share.
For the six months ended October 31, 2014, compared to same period last year, we grew underlying net sales 5% (4% reported), increased underlying operating income 6% (reported declined 1%), and delivered a 3% increase in diluted earnings per share. These operating results for the three and six month periods were driven by the continued global net sales growth of our American whiskey portfolio, led by the Jack Daniel's family of brands, partially offset by higher advertising and SG&A expenses, and, in reported operating income, unfavorable foreign exchange.
We maintained our strong financial condition while continuing to invest in our capacity expansion projects and returning $329 million to shareholders during the six months ended October 31, 2014, through dividends and share repurchases ($255 million of which was returned in the second quarter).

RESULTS OF OPERATIONS – FISCAL 2015 YEAR-TO-DATE HIGHLIGHTS
Brand Highlights
The following table highlights the worldwide results of our largest brands for the six months ended October 31, 2014, compared to the same period last year. We discuss results of the brands most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the six months ended October 31, 2014 compared to the same period last year.
Major Brands Worldwide Results

	Percentage change versus prior year
Six months ended October 31		Net Sales[1]
Brand family / brand	Volumes	Reported	Foreign Exchange	Net Chg in Est. Distributor Inventories	Underlying *
Jack Daniel’s Family	5%	5%	1%	—%	7%
Jack Daniel’s Tennessee Whiskey	2%	2%	1%	1%	4%
Jack Daniel’s Tennessee Honey	32%	39%	(1%)	(6%)	32%
Other Jack Daniel’s whiskey brands[2]	18%	23%	1%	(5%)	18%
Jack Daniel’s RTDs/RTP[3]	5%	2%	1%	—%	3%
Southern Comfort	(4%)	(4%)	—%	—%	(4%)
Finlandia	(7%)	(7%)	3%	(2%)	(6%)
El Jimador	(1%)	9%	1%	(6%)	4%
New Mix RTDs	13%	9%	3%	—%	12%
Herradura	12%	20%	2%	(3%)	19%
Woodford Reserve	30%	34%	—%	(1%)	33%
Canadian Mist	(5%)	(6%)	—%	—%	(6%)
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

•
Jack Daniel’s family of brands grew underlying net sales 7% (reported 5%) and was the most significant contributor to our underlying net sales growth for the six months ended October 31, 2014. Here are details about the performance of the Jack Daniel’s family of brands in the six month period:

◦
Jack Daniel’s Tennessee Whiskey (JDTW) grew volumes in emerging markets and the United States, as well as in important developed international markets including France and the United Kingdom, partially offset by declines in Germany and Australia. Improved price/mix for JDTW in the United States and the improved net sales price due to owned distribution in France were important contributors to sales growth in the period.

◦
The continued global expansion of Jack Daniel’s Tennessee Honey (JDTH) contributed significantly to our underlying net sales growth as several recently-launched international markets added volume while existing markets continued to grow, although, in the United States, at a slower rate than in fiscal 2014.

◦
Among our Other Jack Daniel’s whiskey brands, the most significant contributors to underlying net sales growth included Jack Daniel’s Tennessee Fire, launched earlier this year in three, and then expanded to five, test markets in the United States. After a favorable consumer and trade response to Jack Daniel’s Tennessee Fire, we plan to roll-out the line extension to the rest of the United States in the fourth quarter of fiscal 2015. We believe Jack Daniel’s Tennessee Fire represents a good opportunity for us to participate further in flavored whiskeys, particularly in cinnamon flavors, which has become the largest flavored whiskey category. Also contributing to net sales growth were Jack Daniel’s Sinatra Select, which benefited from a favorable comparison to a low sales base in the same period last year in the United States, as well as Gentleman Jack and Jack Daniel’s Single Barrel.

◦
Germany, the United Kingdom, Canada, and Mexico led the growth of Jack Daniel’s RTDs/RTP. Net sales growth in Mexico benefited from volumes of Jack Daniel’s Apple; net sales growth in Canada benefited from volumes on Jack Daniel’s Country Cocktails.

•
Underlying net sales for Southern Comfort declined 4% (reported declined 4%). Net sales declined in Australia and the United States, partially offset by growth in the United Kingdom and South Africa. In the United States, the brand continued to be affected negatively by competitive pressure from other flavored whiskeys, particularly in the on-premise channel.

•
Underlying net sales for Finlandia declined 6% (reported declined 7%) driven predominately by lower volumes in Poland and the United Kingdom. In Poland, volume declined due to high retail and wholesale trade inventories and weaker consumer demand following an excise tax hike and our related price increases in fiscal 2014. In the United Kingdom, volume declined due to weaker consumer demand.

•
Underlying net sales of Herradura increased 19% (reported 20%) driven primarily by gains in Mexico and the United States. Net sales growth in Mexico benefited from volumes of a recent ultra-premium line extension, Herradura Ultra.

•
Woodford Reserve led the growth of our super- and ultra-premium American whiskeys with underlying net sales growth of 33% (reported 34%). In the United States, Woodford gained share of the super-premium bourbon category and sustained double-digit volume growth. The brand continued its international expansion and increased sales most notably in both France and the United Kingdom.

Market Highlights
The following table provides supplemental information for our largest markets for the six months ended October 31, 2014, compared to the same period last year. We discuss results for the markets most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the six months ended October 31, 2014 compared to the same period last year.
Top 10 Markets[1] - Fiscal 2015 Net Sales Growth by Geographic Area

	Percentage change versus prior year period
Six months ended October 31, 2014	Net Sales[2]
Geographic area	Reported	Foreign Exchange	Net Chg in Est. Distributor Inventories	Underlying *
United States	6%	—%	(1%)	5%
Europe:
United Kingdom	8%	—%	—%	8%
Germany	(5%)	(1%)	—%	(6%)
Poland	(14%)	2%	—%	(12%)
Russia	(7%)	5%	6%	5%
France	39%	(1%)	14%	52%
Turkey	26%	15%	—%	41%
Rest of Europe	5%	2%	(2%)	5%
Europe	4%	2%	1%	7%
Australia	(3%)	2%	—%	(1%)
Other:
Mexico	(1%)	3%	—%	2%
Canada	5%	5%	1%	11%
Rest of Other	7%	2%	5%	14%
Other	4%	3%	2%	9%
TOTAL	4%	1%	—%	5%
* Totals may differ due to rounding

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

•
United States. Underlying net sales in the United States accelerated in the second quarter, lifting year-to-date underlying net sales growth to 5% (reported 6%). Underlying net sales growth for the six month period was driven by JDTW pricing and volume, and volume growth for Woodford Reserve, JDTH, Korbel Champagne, and el Jimador as well as new line extension Jack Daniel’s Tennessee Fire and agency brand Korbel Brandy, but was offset slightly by lower volumes for Canadian Mist and Southern Comfort.

•	Europe. Underlying net sales growth in the United Kingdom, France, Turkey, and Russia was partially offset by declines in Germany and Poland.

◦	In the United Kingdom, underlying net sales growth, primarily from volume, was driven by JDTW and JDTH partially offset by declines in Finlandia.

◦
In France, net sales growth from pricing was driven by our comparatively higher direct-to-trade prices, which resulted from our fiscal 2014 route-to-consumer change. In addition, net sales growth from volume was driven by JDTW and JDTH, the latter of which was introduced in the second half of our fiscal 2014.

◦	In Turkey, underlying net sales growth, from both volume and price, was driven by JDTW.

◦
In Russia, while underlying net sales grew 5% in the first half, reported net sales decreased 7% due to the negative effect of a much weaker Russian ruble compared to the same period last year and an estimated net reduction in distributor inventories. We believe that there is increasing risk to consumer sentiment and spending in Russia given the deteriorating economic situation there, including slowing GDP growth, inflationary pressure and a weaker currency. In addition, our business faces risks related to uncertainty about how local laws may be interpreted and enforced in Russia.

◦	In Germany, variability in buying patterns contributed to the declines, which were driven primarily by declines in JDTW.

◦
In Poland, the decline in underlying net sales was driven largely by weaker consumer demand for Finlandia following an excise tax increase and our related price increases in fiscal 2014. We believe that higher pricing has weakened consumer demand generally for vodkas, including Finlandia.

•
Australia. In Australia, a modest decline in underlying net sales was driven by lower volumes for JDTW as a result of deteriorating consumer demand and increasing competition, nearly offset by volume growth of an agency brand that we began distributing in July 2013.

•	Other. Higher consumer demand was the primary driver of growth for our brands in Brazil, Canada, and for our travel retail customers.

RESULTS OF OPERATIONS – YEAR-OVER-YEAR PERIOD COMPARISONS
NET SALES

Percentage change versus the prior year period ended October 31	3 Months	6 Months
Change in reported net sales	5%	4%
Foreign exchange	3%	1%
Estimated net change in distributor inventories	(1)%	—%
Change in underlying net sales	7%	5%

Change in underlying net sales attributed to:*
Volume	4%	2%
Net price/mix	4%	3%
* Totals may differ due to rounding
For the three months ended October 31, 2014, net sales were $1,135 million, an increase of 5% or $56 million compared to the same period last year. After adjusting reported results for the negative effect of foreign exchange and the partially offsetting positive effect of an estimated net increase in trade inventories, underlying net sales grew 7%. The negative effect of foreign exchange, after taking into consideration our hedging activities, was driven primarily by weaker European currencies. The most significant factor driving the positive effect on reported results of estimated changes in distributor inventories was an estimated net increase in our U.S. distributors’ inventories.
The primary factors contributing to the 7% growth in underlying net sales for the three months ended October 31, 2014 were:

•
Higher sales of JDTW driven by volume growth in the United States, the United Kingdom, and France, as well as across most emerging markets, and by improved price/mix in the United States and improved net sales price due to owned distribution in France.

•	Higher volumes for JDTH in the United States, the United Kingdom, and across many markets where the brand was recently introduced, including France and Brazil.

•
Higher sales of super- and ultra-premium products, including Woodford Reserve globally, driven by both higher volumes and improved price/mix in the United States, and higher volumes for Herradura tequila in its two largest markets, the United States and Mexico, the latter of which benefited from the launch of Herradura Ultra.

The primary factors partially offsetting underlying net sales growth for the three months ended October 31, 2014 were:

•	Lower volumes for the Jack Daniel’s family of brands in Australia, where consumer demand declined.

•	Lower volumes for el Jimador and New Mix RTDs in Mexico, due to reduced promotional activity and, for el Jimador, increased prices.
For the six months ended October 31, 2014, net sales were $2,056 million, an increase of 4% or $81 million compared to the same period last year. Underlying net sales grew 5% after adjusting reported results for the negative effect of foreign exchange. The negative effect of foreign exchange, after taking into considering our hedging activities, was driven primarily by weaker European currencies.

The primary factors contributing to the 5% growth in underlying net sales for the six months ended October 31, 2014 were:

•
Higher sales of JDTW driven by volume growth across most emerging markets and the United States, as well as in important developed international markets, including France and the United Kingdom, and by higher pricing in the United States and France.

•
Higher volumes for JDTH in the United States and across many markets where the brand was recently introduced, including France, although volumes grew in the United States at a slower rate than in fiscal 2014.

•
Higher volumes for New Mix RTDs and Herradura tequila in Mexico, both of which benefited from comparison to the prior-year first quarter when net sales were negatively affected by higher customer inventories.

•	Higher sales of Woodford Reserve globally, driven primarily by higher volumes in the United States.
The primary factors partially offsetting underlying net sales growth for the six months ended October 31, 2014 were:

•	Lower volumes for JDTW in Germany, due to variability in trade buying patterns, and Australia, due to trade buying patterns and lower consumer demand.

•	Lower volumes for Southern Comfort in Australia and the United States, driven by lower consumer demand, particularly in the on-premise channel.

•
Lower volumes for Finlandia Vodka driven primarily by declines in Poland, where we believe that higher pricing has weakened consumer demand generally for vodkas following an excise tax increase last fiscal year.

COST OF SALES

Percentage change versus the prior year period ended October 31	3 Months	6 Months
Change in reported cost of sales	4%	3%
Foreign exchange	4%	—%
Estimated net change in distributor inventories	(2)%	—%
Change in underlying cost of sales	6%	3%

Change in underlying cost of sales attributed to:*
Volume	4%	2%
Cost/mix	3%	1%
* Totals may differ due to rounding
Cost of sales for the three months ended October 31, 2014 was $268 million, an increase of $11 million compared to the same period last year. Underlying cost of sales increased 6% after adjusting reported costs for the positive effect of foreign exchange, which more than offset the negative effect of an estimated net reduction in distributor inventories. The increase in underlying cost of sales was driven by higher volume and a shift in product mix into higher cost brands and increased value added packs for the upcoming holiday season.
Cost of sales for the six months ended October 31, 2014 was $478 million, an increase of $11 million compared to the same period last year. Underlying and reported cost of sales increased 3%. The increase in cost of sales was driven primarily by higher volume and a shift in product mix into higher cost brands and increased value added packs for the upcoming holiday season.
GROSS PROFIT

Percentage change versus the prior year period ended October 31	3 Months	6 Months
Change in reported gross profit	6%	5%
Foreign exchange	3%	2%
Estimated net change in distributor inventories	—%	—%
Change in underlying gross profit	9%	7%

Gross profit of $609 million increased $33 million, or 6%, for the three months ended October 31, 2014. Underlying change in gross profit was higher at 9% after adjusting reported results for the negative effect of foreign exchange. The increase resulted from the same factors that contributed to both the increase in underlying net sales partially offset by the smaller increase in underlying cost of sales for quarter.
Gross margin improved to 53.6% for the three months ended October 31, 2014, up approximately 20 basis points from 53.4% in the same period last year. The increase in gross margin was largely due to increased prices and a favorable mix shift.
For the six months ended October 31, 2014, gross profit of $1,104 million increased $51 million, or 5%. Underlying change in gross profit was higher at 7% after adjusting reported results for the negative effect of foreign exchange. The increase resulted from the same factors that contributed to both the increase in underlying net sales partially offset by the smaller increase in underlying cost of sales for six month period.
Gross margin improved to 53.7% for the six months ended October 31, 2014, up approximately 40 basis points from 53.3% in the same period last year. The increase in gross margin was largely due to higher pricing, including the change to owned distribution in France, and a favorable mix shift.
ADVERTISING

Percentage change versus the prior year period ended October 31	3 Months	6 Months
Change in reported advertising	11%	4%
Foreign exchange	3%	1%
Change in underlying advertising	14%	5%
Advertising expenses of $123 million increased $12 million, or 11%, for the three months ended October 31, 2014 compared to the same period last year. Underlying advertising expenses increased 14% after adjusting reported results for favorable foreign exchange. The increase in advertising expenses was driven by higher advertising primarily in the United States, including for JDTW and JDTH, Gentleman Jack, Jack Daniel’s Tennessee Fire in select states, our tequila brands, and our super-premium American whiskeys, particularly Woodford Reserve. JDTW and JDTH globally also contributed to the growth in underlying advertising expenses.
These increases were partially offset by lower spending for Jack Daniel’s RTDs in Australia and Southern Comfort in the United States.
For the six months ended October 31, 2014, advertising expenses of $223 million increased $9 million, or 4%, compared to the same period last year. The underlying change in advertising expenses increased 5% after adjusting reported results for favorable foreign exchange. The increase in advertising expenses was driven by (a) JDTW globally, but particularly in the United States, (b) JDTH in the United States and markets where the brand was launched recently, (c) Gentleman Jack in the United States, (d) Jack Daniel’s Tennessee Fire in select markets in the United States, (e) our tequila brands in the United States and in Mexico, and (f) our super-premium American whiskeys, particularly Woodford Reserve in the United States.
These increases were partially offset by lower spending for (a) Jack Daniel’s family of brands in Australia, (b) Southern Comfort in the United States, and (c) Finlandia Vodka in many markets.
SELLING, GENERAL, AND ADMINISTRATIVE (SG&A) EXPENSES

Percentage change versus the prior year period ended October 31	3 Months	6 Months
Change in reported SG&A	10%	10%
Foreign exchange	2%	—%
Change in underlying SG&A	12%	10%
SG&A expenses of $178 million increased $16 million, or 10% on a reported basis in the three months ended October 31, 2014, while underlying SG&A growth was 12% after adjusting reported results for the favorable effect of foreign exchange.
In the six months ended October 31, 2014, SG&A expenses of $348 million increased $30 million, or 10% on both a reported and underlying basis. For both the three and six months ended October 31, 2014, the most significant contributors to the increase in SG&A compared to the same period last year were (a) inflation on compensation and related expenses and (b)

additional consulting and other contract services, both of which include costs related to setting up our distribution company in France and our new employees there.
OPERATING INCOME

Percentage change versus the prior year period ended October 31	3 Months	6 Months
Change in reported operating income	(3)%	(1)%
Foreign exchange	10%	7%
Estimated net change in distributor inventories	(2)%	—%
Change in underlying operating income	5%	6%
Operating income of $303 million decreased $8 million, or 3% for the three months ended October 31, 2014 compared to the same period last year. The decrease in operating income included a $13 million deterioration in Other expense (income), net, essentially all of which was due to unfavorable foreign exchange. Underlying operating income growth was 5% after adjusting for the increase in estimated net distributor inventories and the negative effect of foreign exchange, driven primarily by weaker European currencies. The same factors that contributed to the growth in underlying gross profit also contributed to the growth in underlying operating income but were partially offset by the factors that contributed to the growth in Advertising and SG&A expenses.
Operating margin fell about 2 percentage points to 26.6% for the three months ended October 31, 2014 from 28.8% in the same period last year. The same factors that drove the increase in our gross margin benefited our operating margin, offset by higher operating expense growth compared to gross profit growth. Additionally, the revaluation of certain largely euro-denominated net assets further reduced operating income.
For the six months ended October 31, 2014, operating income of $523 million decreased $5 million, or 1% compared to the same period last year. The decrease in operating income included a $17 million deterioration in Other expense (income), net, essentially all of which was due to unfavorable foreign exchange. Underlying operating income growth was 6% after adjusting for the negative effect of foreign exchange, driven primarily by weaker European currencies. The same factors that contributed to the growth in underlying gross profit also contributed to the growth in underlying operating income, but were partially offset by the factors that contributed to the growth in SG&A expenses.
Operating margin fell about 1.3 percentage points to 25.4% for the six months ended October 31, 2014 from 26.7% in the same period last year. The same factors that drove the increase in our gross margin benefited our operating margin, offset by higher operating expense growth compared to gross profit growth. Additionally, the revaluation of certain euro-denominated net assets further reduced operating income.
The effective tax rate in the second quarter of fiscal 2015 was 29.9% compared to 32.4% for the second quarter last year. The second quarter fiscal 2015 effective tax rate includes the amortization ($4 million) of a deferred tax benefit that resulted from the release of certain deferred tax liabilities in connection with an intercompany transfer of assets in 2014. This benefit, along with a reduction in income tax expense related to discrete items, was primarily responsible for the decrease in our effective tax rate.
The effective tax rate for the six months ended October 31, 2014 was 29.9% compared to 32.4% in the same period last year. The effective tax rate for the six months ended October 31, 2014 includes the amortization ($8 million) of a deferred tax benefit that resulted from the release of certain deferred tax liabilities in connection with an intercompany transfer of assets in 2014. This benefit, along with the favorable effect of higher U.S. tax benefits related to domestic manufacturing activities and a reduction in income tax expense related to discrete items, was primarily responsible for the decrease in our effective tax rate.
Diluted earnings per share of $0.97 in the second quarter of fiscal 2015 increased 1% from the $0.96 reported for the same period last year. Diluted earnings per share of $1.67 in the six months ending October 31, 2014 increased 3% from the $1.62 reported for the same period last year. The increases in the three and six month periods resulted from the reduction in the effective tax rate and share repurchases, offset by the same factors that contributed to the decrease in operating income.

Liquidity and Financial Condition
Cash and cash equivalents declined $202 million during the six months ended October 31, 2014, compared to a decline of $12 million during the same period last year. Cash provided by operations during the current period was $70 million, compared to $201 million for the prior year period. The $131 million decline largely reflects a $111 million increase in income tax payments, as well as the timing of normal fluctuations in working capital items. The increase in income tax payments was also largely timing-related, and reflects the effect of an intercompany transfer of assets that occurred during the third quarter of fiscal 2014. The intercompany transaction resulted in the payment of $64 million in taxes during the first half of fiscal 2015. However, the transaction reduced taxes paid in the second half of fiscal 2014 by $38 million and is expected to result in a tax refund of $13 million in fiscal 2016.
Cash used for investing activities increased to $63 million for the six months ended October 31, 2014, little changed from $60 million for the prior year period. Cash used for financing activities was $201 million during the six months ended October 31, 2014, compared to $153 million for the same period last year. The $48 million increase largely reflects a $156 million increase in share repurchases and a $15 million increase in dividends, partially offset by a $114 million increase in short-term borrowings (including the commercial paper discussed below). The impact on cash and cash equivalents as a result of exchange rate changes was a decline of $8 million for the six months ended October 31, 2014, compared to no impact for the same period last year.
In addition to our cash and cash equivalent balances, we have access to several liquidity sources to supplement our cash flow from operations. One of those sources is our $1 billion commercial paper program that we regularly use to fund our short-term credit needs and to maintain our access to the capital markets. During the quarter ended October 31, 2014, our commercial paper borrowings averaged $342 million, with an average maturity of 17 days and an average interest rate of 0.16%. During the six months ended October 31, 2014, our commercial paper borrowings averaged $252 million, with an average maturity of 15 days and an average interest rate of 0.16%. No commercial paper was outstanding at April 30, 2014, and $119 million was outstanding at October 31, 2014.
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
As of October 31, 2014, we had total cash and cash equivalents of $235 million. Of this amount, $191 million was held by foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We do not expect to need the cash generated by those foreign subsidiaries to fund our domestic operations. However, in the unforeseen event that we repatriate cash from those foreign subsidiaries, we would be required to provide for and pay U.S. taxes on permanently repatriated funds.
As of September 30, 2014, we repurchased 2,909,089 shares for $250 million under the repurchase program that was announced on September 25, 2013. The repurchase program was therefore completed in September 2014. Further information about shares repurchased under this program is presented in the following table.

	Shares Purchased		Average Price Per Share, Including Brokerage Commissions		Total Cost of Shares
Period	Class A	Class B	Class A	Class B	(Millions)
October 1, 2013 – April 30, 2014	24,800	661,472	$68.03	$69.04	$47
May 1, 2014 – July 31, 2014	1,601	111,000	$89.56	$90.87	$10
August 1, 2014 – September 30, 2014	21,062	2,089,154	$90.68	$91.22	$193
	47,463	2,861,626	$78.81	$86.08	$250
As announced on October 15, 2014, our Board of Directors authorized the repurchase of up to $250 million of our outstanding Class A and Class B common shares from October 15, 2014, through October 14, 2015, subject to market and other conditions. Under this program, we may repurchase shares from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws. We can modify, suspend, or terminate this repurchase program at any time without prior notice. As of October 31, 2014, we have repurchased a total of 2,550 shares under this program for approximately $0.2 million, leaving approximately $249.8 million available for additional repurchases through October 14, 2015.

As announced on November 20, 2014, our Board of Directors increased our quarterly cash dividend on our Class A and Class B common stock from $0.29 per share to $0.315 per share. Stockholders of record on December 4, 2014, will receive the cash dividend on December 30, 2014.

We believe our current liquidity position is strong and sufficient to meet all of our future financial commitments. Our $800 million bank credit facility’s quantitative covenant requires our ratio of consolidated EBITDA (as defined in the agreement) to consolidated interest expense to be at least 3 to 1. At October 31, 2014, with a ratio of 36 to 1, we were well within the covenant’s parameters.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about shares of our common stock that we acquired during the quarter ended October 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 1, 2014 - August 31, 2014	1,143,612	$90.95	1,143,612	$88,400,000
September 1, 2014 - September 30, 2014	966,604	$91.52	966,604	—
October 1, 2014 - October 31, 2014	2,550	$87.94	2,550	$249,800,000
Total	2,112,766	$91.21	2,112,766	—
The 2,112,766 shares purchased during the quarter include 2,110,216 shares acquired as part of the $250 million repurchase program that was announced on September 25, 2013. That repurchase program was completed in September 2014.

The additional 2,550 shares purchased during the quarter were acquired as part of a separate repurchase program that was announced on October 15, 2014. Under this repurchase program, we may repurchase up to $250 million of our outstanding Class A and Class B common shares from October 15, 2014, through October 14, 2015, subject to market and other conditions.

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
101
The following materials from Brown-Forman Corporation's Quarterly Report on Form 10-Q for the quarter ended October 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (a) Condensed Consolidated Statements of Operations, (b) Condensed Consolidated Statements of Comprehensive Income, (c) Condensed Consolidated Balance Sheets, (d) Condensed Consolidated Statements of Cash Flows, and (e) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN-FORMAN CORPORATION
(Registrant)

Date:	December 3, 2014	By:	/s/ Jane C. Morreau
Jane C. Morreau
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)