Form 10-Q
period 2015-01-31
BROWN FORMAN CORP
filed 2015-03-05
CIK 14693

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2015
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  February 28, 2015

Class A Common Stock ($.15 par value, voting)	84,489,246
Class B Common Stock ($.15 par value, nonvoting)	126,089,084

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2014	2015	2014	2015
Net sales	$1,078	$1,093	$3,053	$3,149
Excise taxes	296	280	751	754
Cost of sales	250	260	717	738
Gross profit	532	553	1,585	1,657
Advertising expenses	116	112	329	334
Selling, general, and administrative expenses	161	163	479	512
Other expense (income), net	—	6	(6)	16
Operating income	255	272	783	795
Interest income	—	—	2	1
Interest expense	6	6	20	21
Income before income taxes	249	266	765	775
Income taxes	72	80	239	232
Net income	$177	$186	$526	$543
Earnings per share:
Basic	$0.83	$0.88	$2.46	$2.56
Diluted	$0.82	$0.87	$2.45	$2.54
Cash dividends per common share:
Declared	$0.580	$0.630	$1.090	$1.210
Paid	$0.290	$0.315	$0.800	$0.895
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2014	2015	2014	2015
Net income	$177	$186	$526	$543
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(14)	(62)	(19)	(108)
Cash flow hedge adjustments	7	34	3	61
Postretirement benefits adjustments	5	4	24	20
Net other comprehensive income (loss)	(2)	(24)	8	(27)
Comprehensive income	$175	$162	$534	$516
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions)

	April 30, 2014	January 31, 2015
Assets
Cash and cash equivalents	$437	$250
Accounts receivable, less allowance for doubtful accounts of $9 and $9 at April 30 and January 31, respectively	569	631
Inventories:
Barreled whiskey	504	536
Finished goods	187	194
Work in process	144	138
Raw materials and supplies	47	52
Total inventories	882	920
Current deferred tax assets	33	10
Other current assets	256	398
Total current assets	2,177	2,209
Property, plant and equipment, net	526	567
Goodwill	620	607
Other intangible assets	677	619
Deferred tax assets	18	16
Other assets	85	143
Total assets	$4,103	$4,161
Liabilities
Accounts payable and accrued expenses	$474	$511
Dividends payable	—	66
Accrued income taxes	71	16
Current deferred tax liabilities	8	9
Short-term borrowings	8	8
Current portion of long-term debt	—	250
Total current liabilities	561	860
Long-term debt	997	748
Deferred tax liabilities	102	129
Accrued pension and other postretirement benefits	244	229
Other liabilities	167	154
Total liabilities	2,071	2,120
Commitments and contingencies
Stockholders’ Equity
Common stock:
Class A, voting (85,000,000 shares authorized; 85,000,000 shares issued)	13	13
Class B, nonvoting (400,000,000 shares authorized; 142,313,000 shares issued)	21	21
Additional paid-in capital	81	99
Retained earnings	2,894	3,166
Accumulated other comprehensive income (loss), net of tax	(188)	(215)
Treasury stock, at cost (13,858,000 and 16,592,000 shares at April 30 and January 31, respectively)	(789)	(1,043)
Total stockholders’ equity	2,032	2,041
Total liabilities and stockholders’ equity	$4,103	$4,161
 See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Nine Months Ended
	January 31,
	2014	2015
Cash flows from operating activities:
Net income	$526	$543
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	36	38
Stock-based compensation expense	9	9
Deferred income taxes	(22)	(8)
Changes in assets and liabilities	(159)	(207)
Cash provided by operating activities	390	375
Cash flows from investing activities:
Additions to property, plant, and equipment	(87)	(92)
Acquisition of brand names and trademarks	—	(3)
Computer software expenditures	(2)	(1)
Cash used for investing activities	(89)	(96)
Cash flows from financing activities:
Net increase in short-term borrowings	8	1
Repayment of long-term debt	(2)	—
Net payments related to exercise of stock-based awards	(9)	(7)
Excess tax benefits from stock-based awards	9	18
Acquisition of treasury stock	(49)	(271)
Dividends paid	(171)	(190)
Cash used for financing activities	(214)	(449)
Effect of exchange rate changes on cash and cash equivalents	(4)	(17)
Net increase (decrease) in cash and cash equivalents	83	(187)
Cash and cash equivalents, beginning of period	204	437
Cash and cash equivalents, end of period	$287	$250
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

2.    Inventories
We use the last-in, first-out (LIFO) method to determine the cost of most of our inventories. If the LIFO method had not been used, inventories at current cost would have been $216 million higher than reported as of April 30, 2014, and $226 million higher than reported as of January 31, 2015. Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

3.    Income Taxes
Our consolidated interim effective tax rate is based upon our expected annual operating income, statutory tax rates, and income tax laws in the various jurisdictions in which we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. The effective tax rate of 29.9% for the nine months ended January 31, 2015, is based on an expected tax rate of 30.1% on ordinary income for the full fiscal year, as adjusted for the recognition of a net tax benefit related to discrete items arising during the period and interest on previously provided tax contingencies. Our expected tax rate includes current fiscal year additions for existing tax contingency items.

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

The following table presents information concerning basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions, except per share amounts)	2014	2015	2014	2015
Net income available to common stockholders	$177	$186	$526	$543
Share data (in thousands):
Basic average common shares outstanding	213,151	211,126	213,493	212,189
Dilutive effect of stock-based awards	1,641	1,480	1,623	1,512
Diluted average common shares outstanding	214,792	212,606	215,116	213,701

Basic earnings per share	$0.83	$0.88	$2.46	$2.56
Diluted earnings per share	$0.82	$0.87	$2.45	$2.54

We excluded common stock-based awards for approximately 410,000 shares and 359,000 shares from the calculation of diluted earnings per share for the three months ended January 31, 2014 and 2015, respectively. We excluded common stock-based awards for approximately 411,000 shares and 363,000 shares from the calculation of diluted earnings per share for the nine months ended January 31, 2014 and 2015, respectively. We excluded those awards because they were not dilutive for those periods under the treasury stock method.

5.    Commitments and Contingencies
We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe it is reasonably possible that these loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies are recorded as of January 31, 2015.

We have guaranteed the repayment by a third-party importer of its obligation under a bank credit facility that it uses in connection with its importation of our products in Russia. If the importer were to default on that obligation, which we believe is unlikely, our maximum possible exposure under the existing terms of the guaranty would be approximately $14 million (subject to changes in foreign currency exchange rates). Both the fair value and carrying amount of the guaranty are insignificant.

As of January 31, 2015, our actual exposure under the guaranty of the importer's obligation is approximately $7 million. We also have accounts receivable from that importer of approximately $18 million at January 31, 2015, which we expect to collect in full.

Based on the financial support we provide to the importer, we believe it meets the definition of a variable interest entity. However, because we do not control this entity, it is not included in our consolidated financial statements.

6.    Pension and Other Postretirement Benefits
The following table shows the components of the pension and other postretirement benefit cost recognized for our U.S. benefit plans during the periods covered by this report. Information about similar international plans is not presented due to immateriality.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions)	2014	2015	2014	2015
Pension Benefits:
Service cost	$5	$5	$16	$16
Interest cost	8	8	23	25
Expected return on plan assets	(10)	(10)	(30)	(31)
Amortization of:
Prior service cost	—	—	1	1
Net actuarial loss	8	6	23	17
Net cost	$11	$9	$33	$28

Other Postretirement Benefits:
Service cost	$—	$—	$1	$1
Interest cost	1	1	3	2
Amortization of:
Prior service cost	—	(1)	—	(1)
Net actuarial loss	—	—	—	1
Net cost	$1	$—	$4	$3

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity.

The following table summarizes the assets and liabilities measured or disclosed at fair value on a recurring basis:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
April 30, 2014:
Assets:
Currency derivatives	$—	$7	$—	$7
Liabilities:
Currency derivatives	—	7	—	7
Short-term borrowings	—	8	—	8
Long-term debt	—	963	—	963
January 31, 2015:
Assets:
Currency derivatives	—	137	—	137
Liabilities:
Currency derivatives	—	4	—	4
Short-term borrowings	—	8	—	8
Current portion of long-term debt	—	255	—	255
Long-term debt	—	754	—	754

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

Below is a comparison of the fair values and carrying amounts of these instruments:

	April 30, 2014		January 31, 2015
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$437	$437	$250	$250
Currency derivatives	7	7	137	137
Liabilities:
Currency derivatives	7	7	4	4
Short-term borrowings	8	8	8	8
Current portion of long-term debt	—	—	250	255
Long-term debt	997	963	748	754

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

We had outstanding currency derivatives, related primarily to our euro, British pound, Russian ruble, and Australian dollar exposures, with notional amounts totaling $1,152 million at April 30, 2014 and $1,052 million at January 31, 2015.

We use forward purchase contracts with suppliers to protect against corn price volatility. We expect to physically take delivery of the corn underlying each contract and use it for production over a reasonable period of time. Accordingly, we account for these contracts as normal purchases rather than derivative instruments.

From time to time, we manage our interest rate risk with swap contracts. However, no such swaps were outstanding at
April 30, 2014 or January 31, 2015.

The following tables present the amounts affecting our consolidated statements of operations for the periods covered by this report:

		Three Months Ended
		January 31,
(Dollars in millions)	Classification	2014	2015
Currency derivatives designated as cash flow hedge:
Net gain (loss) recognized in AOCI	n/a	$10	$71
Net gain (loss) reclassified from AOCI into income	Net sales	(1)	16
Derivatives not designated as hedging instruments:
Currency derivatives – net gain (loss) recognized in income	Net sales	5	19
Currency derivatives – net gain (loss) recognized in income	Other income	2	11

		Nine Months Ended
		January 31,
(Dollars in millions)	Classification	2014	2015
Currency derivatives designated as cash flow hedge:
Net gain (loss) recognized in AOCI	n/a	$5	$118
Net gain (loss) reclassified from AOCI into income	Net sales	—	20
Derivatives not designated as hedging instruments:
Currency derivatives – net gain (loss) recognized in income	Net sales	4	31
Currency derivatives – net gain (loss) recognized in income	Other income	4	5

We expect to reclassify $63 million of deferred net gains recorded in AOCI as of January 31, 2015, to earnings during the next 12 months. This reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur. The maximum term of our outstanding derivative contracts was 27 months at April 30, 2014 and 27 months at January 31, 2015.

The following table presents the fair values of our derivative instruments as of April 30, 2014 and January 31, 2015.

(Dollars in millions)	Classification	Fair value of derivatives in a gain position	Fair value of derivatives in a loss position
April 30, 2014:
Designated as cash flow hedges:
Currency derivatives	Other current assets	$6	$(6)
Currency derivatives	Other assets	2	—
Currency derivatives	Accrued expenses	2	(6)
Currency derivatives	Other liabilities	—	(4)
Not designated as hedges:
Currency derivatives	Other current assets	5	—
Currency derivatives	Accrued expenses	1	—
January 31, 2015:
Designated as cash flow hedges:
Currency derivatives	Other current assets	77	—
Currency derivatives	Other assets	39	—
Not designated as hedges:
Currency derivatives	Other current assets	21	—
Currency derivatives	Accrued expenses	—	(4)

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

Some of our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below that specified level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. The aggregate fair value of all derivatives with creditworthiness requirements that were in a net liability position was $6 million at April 30, 2014 and $0 at January 31, 2015.

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

(Dollars in millions)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet	Net Amounts
April 30, 2014:
Derivative assets	$17	$(10)	$7	$(2)	$5
Derivative liabilities	(17)	10	(7)	2	(5)
January 31, 2015:
Derivative assets	137	—	137	—	137
Derivative liabilities	(4)	—	(4)	—	(4)

No cash collateral was received or pledged related to our derivative contracts as of April 30, 2014 and January 31, 2015.

10.    Accumulated Other Comprehensive Income
The following table summarizes the changes in each component of accumulated other comprehensive income (AOCI), net of tax, during the three months ended January 31, 2014 and 2015:

	Currency Translation Adjustments	Cash Flow Hedge Adjustments	Postretirement Benefits Adjustments	Total AOCI

Balance at October 31, 2013	$5	$(4)	$(202)	$(201)
Net other comprehensive income (loss)	(14)	7	5	(2)
Balance at January 31, 2014	$(9)	$3	$(197)	$(203)

Balance at October 31, 2014	$(40)	$23	$(174)	$(191)
Net other comprehensive income (loss)	(62)	34	4	(24)
Balance at January 31, 2015	$(102)	$57	$(170)	$(215)

The following table presents the components of net other comprehensive income (loss) during the three months ended January 31, 2014 and 2015:

	Pre-Tax	Tax	Net
Three Months Ended January 31, 2014
Currency translation adjustments	$(16)	$2	$(14)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	10	(4)	6
Reclassification to earnings[1]	1	—	1
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	—	—	—
Reclassification to earnings[2]	9	(4)	5
Net other comprehensive income (loss)	$4	$(6)	$(2)

Three Months Ended January 31, 2015
Currency translation adjustments	$(65)	$3	$(62)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	71	(28)	43
Reclassification to earnings[1]	(16)	7	(9)
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	—	—	—
Reclassification to earnings[2]	6	(2)	4
Net other comprehensive income (loss)	$(4)	$(20)	$(24)
1Pre-tax amount is classified as net sales in the accompanying consolidated statements of operations.
2Pre-tax amount is a component of pension and other postretirement benefit expense (as shown in Note 6).

The following table summarizes the changes in each component of AOCI, net of tax, during the nine months ended January 31, 2014 and 2015:

	Currency Translation Adjustments	Cash Flow Hedge Adjustments	Postretirement Benefits Adjustments	Total AOCI

Balance at April 30, 2013	$10	$—	$(221)	$(211)
Net other comprehensive income (loss)	(19)	3	24	8
Balance at January 31, 2014	$(9)	$3	$(197)	$(203)

Balance at April 30, 2014	$6	$(4)	$(190)	$(188)
Net other comprehensive income (loss)	(108)	61	20	(27)
Balance at January 31, 2015	$(102)	$57	$(170)	$(215)

The following table presents the components of net other comprehensive income (loss) during the nine months ended January 31, 2014 and 2015:

	Pre-Tax	Tax	Net
Nine Months Ended January 31, 2014
Currency translation adjustments	$(19)	$—	$(19)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	5	(2)	3
Reclassification to earnings[1]	—	—	—
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	14	(5)	9
Reclassification to earnings[2]	25	(10)	15
Net other comprehensive income (loss)	$25	$(17)	$8

Nine Months Ended January 31, 2015
Currency translation adjustments	$(113)	$5	$(108)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	118	(45)	73
Reclassification to earnings[1]	(20)	8	(12)
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	14	(5)	9
Reclassification to earnings[2]	18	(7)	11
Net other comprehensive income (loss)	$17	$(44)	$(27)
1Pre-tax amount is classified as net sales in the accompanying consolidated statements of operations.
2Pre-tax amount is a component of pension and other postretirement benefit expense (as shown in Note 6).

11.    Dividends Payable
On January 20, 2015, our Board of Directors declared a regular quarterly cash dividend of $0.315 per share on our Class A and
Class B common stock. Stockholders of record on March 10, 2015 will receive the cash dividend on April 1, 2015.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with both our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report and our 2014 Form 10-K. Note that the results of operations for the nine months ended January 31, 2015, do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, “we,” “us,” and “our” refer to Brown-Forman Corporation.

Volume and Depletions
When discussing volume, unless otherwise specified, we refer to “depletions,” a term commonly used in the beverage alcohol industry. We define “depletions” as either (a) our shipments directly to retailers or wholesalers or (b) shipments from our third-party distributor customers to retailers or wholesalers. Because we generally record revenues when we ship our products to our customers, our reported sales for a period do not necessarily reflect actual consumer purchases during that period. We believe that our depletions measure volume in a way that more closely reflects consumer demand than our shipments to third-party distributor customers do.
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

•
“Foreign exchange.” We calculate the percentage change in our income statement line-items in accordance with GAAP and adjust to exclude the cost or benefit of currency fluctuations. Adjusting for foreign exchange allows us to understand our business on a constant dollar basis, as fluctuations in exchange rates can distort the underlying trend both positively and negatively. (In this report, “dollar” always means the U.S. dollar unless clearly denoted otherwise.) To eliminate the effect of foreign exchange fluctuations when comparing across periods, we translate current-period results at prior-period rates.

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

Management uses “underlying” measures of performance to assist it in comparing and measuring our performance from period to period on a consistent basis, and in comparing our performance to that of our competitors. We also use underlying measures as metrics in management incentive compensation calculations. Management also uses underlying measures in its planning and forecasting and in communications with the board of directors, stockholders, analysts, and investors concerning our financial performance. We have provided reconciliations of the non-GAAP measures adjusted to an “underlying” basis to their nearest GAAP measures in the tables below under “Results of Operations - Year-Over-Year Period Comparisons” and have consistently applied the adjustments within our reconciliations in arriving at each non-GAAP measure.

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

•	Risks associated with acquisitions, dispositions, business partnerships or investments - such as acquisition integration, or termination difficulties or costs, or impairment in recorded value

•	Insufficient protection of our intellectual property rights

•	Product recalls or other product liability claims; product counterfeiting, tampering or product quality issues

•	Significant legal disputes and proceedings; government investigations (particularly of industry or company business, trade or marketing practices)

•	Failure or breach of key information technology systems

•	Negative publicity related to our company, brands, marketing, personnel, operations, business performance, or prospects

•	Our status as a family “controlled company” under New York Stock Exchange rules

•	Business disruption, decline, or costs related to organizational changes, reductions in workforce, or other cost-cutting measures, or our failure to attract or retain key executive or employee talent

Summary of Operating Performance

	Three months ended January 31,				Nine months ended January 31,
	2014	2015	Reported Change	Underlying Change[1]	2014	2015	Reported Change	Underlying Change[1]

Net sales	$1,078	$1,093	1%	5%	$3,053	$3,149	3%	5%
Excise taxes	296	280	(5)%	1%	751	754	—%	3%
Cost of sales	250	260	4%	7%	717	738	3%	5%
Gross profit	532	553	4%	7%	1,585	1,657	5%	7%
Advertising	116	112	(3)%	3%	329	334	1%	4%
SG&A	161	163	1%	6%	479	512	7%	9%
Operating income	$255	$272	7%	8%	$783	$795	2%	7%

Gross margin	49.3%	50.6%	1.3pp		51.9%	52.6%	0.7pp
Operating margin	23.6%	24.9%	1.3pp		25.6%	25.2%	(0.4)pp
Interest expense, net	$6	$6	11%		$18	$20	10%
Effective tax rate	28.8%	30.0%	1.2pp		31.2%	29.9%	(1.3)pp
Diluted earnings per share	$0.82	$0.87	6%		$2.45	$2.54	4%

1See “Non-GAAP Financial Measures” above for details on our use of “underlying changes” for net sales, cost of sales, gross profit, advertising expenses, and SG&A expenses, including how these measures are calculated and the reasons why we think this information is useful to readers.
Overview
For the three months ended January 31, 2015, compared to same period last year, we grew underlying net sales 5% (1% reported), increased underlying operating income 8% (7% reported), and delivered a 6% increase in diluted earnings per share.
For the nine months ended January 31, 2015, compared to same period last year, we grew underlying net sales 5% (3% reported), increased underlying operating income 7% (2% reported), and delivered a 4% increase in diluted earnings per share. These operating results for the three- and nine-month periods were driven by the continued global net sales growth of our American whiskey portfolio, led by the Jack Daniel's family of brands, partially offset by higher underlying advertising and SG&A expenses. In addition, foreign exchange negatively affected our reported operating income.
We maintained our strong financial condition while continuing to invest in our capacity expansion projects and returning $461 million to shareholders during the nine months ended January 31, 2015, through dividends and share repurchases ($132 million of which was returned to shareholders in the third quarter).

RESULTS OF OPERATIONS – FISCAL 2015 YEAR-TO-DATE HIGHLIGHTS
Brand Highlights
The following table highlights the worldwide results of our largest brands for the nine months ended January 31, 2015, compared to the same period last year. We discuss results of the brands most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the nine months ended January 31, 2015 compared to the same period last year.
Major Brands Worldwide Results

	Percentage change versus prior year
Nine months ended January 31, 2015		Net Sales[1]
Brand family / brand	Volume	Reported	Foreign Exchange	Net Chg in Est. Distributor Inventories	Underlying *
Jack Daniel’s Family	5%	5%	3%	(1%)	8%
Jack Daniel’s Tennessee Whiskey	4%	4%	3%	(1%)	6%
Jack Daniel’s Tennessee Honey	31%	30%	3%	(1%)	32%
Other Jack Daniel’s whiskey brands[2]	22%	17%	2%	(1%)	18%
Jack Daniel’s RTDs/RTP[3]	2%	(3%)	4%	—%	1%
Southern Comfort	(5%)	(6%)	2%	(1%)	(5%)
Finlandia	(8%)	(13%)	5%	(1%)	(9%)
El Jimador	(3%)	3%	3%	(1%)	4%
New Mix RTDs	4%	1%	4%	—%	5%
Herradura	11%	17%	3%	(1%)	19%
Woodford Reserve	30%	30%	1%	1%	32%
Canadian Mist	(5%)	(5%)	—%	(1%)	(5%)
* Totals may differ due to rounding

1See “Non-GAAP Financial Measures” above for details on our use of “underlying change” in net sales, including how this measure is calculated and the reasons why we think this information is useful to readers.
2In addition to the brands separately listed here, Other Jack Daniel’s whiskey brands includes Gentleman Jack, Jack Daniel’s Single Barrel, Jack Daniel’s Sinatra™ Select, Jack Daniel’s No. 27 Gold Tennessee Whiskey, Jack Daniel’s 1907 Tennessee Whiskey, Jack Daniel’s Tennessee Rye Whiskeys and Jack Daniel’s Tennessee Fire.
3Jack Daniel’s RTD and RTP products include all RTD line extensions of Jack Daniel’s, such as Jack Daniel’s & Cola, Jack & Ginger, Jack Daniel’s Country Cocktails, and the seasonal Jack Daniel’s Winter Jack RTP.

•
Jack Daniel’s family of brands grew underlying net sales 8% (reported 5%) and was the most significant contributor to our underlying net sales growth for the nine months ended January 31, 2015. Reported net sales were hurt by unfavorable foreign exchange due to the dollar strengthening in essentially all markets. Here are details about the underlying performance of the Jack Daniel’s family of brands in the nine-month period:

◦
Jack Daniel’s Tennessee Whiskey (JDTW) grew volumes in emerging markets and the United States, as well as in certain developed international markets including France and the United Kingdom. Improved price/mix for JDTW in the United States and the improved net sales price due to the change to owned distribution in France were important contributors to sales growth in the period after volume growth. These gains were partially offset by declines in Poland and Australia.

◦
The continued global expansion of Jack Daniel’s Tennessee Honey (JDTH) contributed significantly to our underlying net sales growth as several recently-launched international markets added volume while established markets continued to grow, although growth in the United States slowed a bit compared with fiscal 2014.

◦
Among our Other Jack Daniel’s whiskey brands, the most significant contributor to underlying net sales growth was Jack Daniel’s Tennessee Fire, launched earlier this year in eight markets in the United States. After a favorable consumer and trade response to Jack Daniel’s Tennessee Fire, we are rolling out the line extension to the rest of the United States in the fourth quarter of fiscal 2015. We believe Jack Daniel’s Tennessee Fire represents an opportunity for us to participate further in the flavored whiskey category, particularly cinnamon, which has become the category’s largest flavor. Also contributing to net sales growth were Gentleman Jack and Jack Daniel’s Single Barrel.

•
Underlying net sales for Southern Comfort declined 5% (reported declined 6%). Net sales declined in Southern Comfort’s top three markets, the United States, the United Kingdom, and Australia. In the United States, the brand continued to be affected negatively by competitive pressure from flavored whiskeys.

•
Underlying net sales for Finlandia declined 9% (reported declined 13%) driven predominately by lower volumes in Poland. Volumes were lower in Poland compared with a strong prior-year period, which included a buy-in in advance of a significant excise tax increase not repeated in fiscal 2015, as well as weaker consumer demand following the excise tax hike.

•
Underlying net sales of Herradura increased 19% (reported 17%) driven primarily by gains in Mexico and the United States. Net sales growth in Mexico benefited from the recent introduction of an ultra-premium line extension, Herradura Ultra.

•
Woodford Reserve led the growth of our super- and ultra-premium American whiskeys with underlying net sales increasing 32% (reported 30%). Most of this growth came from the United States, where the brand continued to gain share of the ultra-premium bourbon category. The brand also continued to expand internationally, most notably in France and the United Kingdom.

Market Highlights
The following table provides supplemental information for our largest markets for the nine months ended January 31, 2015, compared to the same period last year. We discuss results for the markets most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the nine months ended January 31, 2015 compared to the same period last year.
Top 10 Markets[1] - Fiscal 2015 Net Sales Growth by Geographic Area

	Percentage change versus prior year period
Nine months ended January 31, 2015	Net Sales[2]
Geographic area	Reported	Foreign Exchange	Net Chg in Est. Distributor Inventories	Underlying *
United States	7%	—%	—%	7%
Europe:
United Kingdom	1%	3%	—%	4%
Germany	(4%)	5%	—%	1%
Poland	(20%)	4%	—%	(16%)
Russia	(9%)	13%	1%	6%
France	115%	9%	(77%)	47%
Turkey	23%	8%	—%	30%
Rest of Europe	1%	5%	2%	8%
Europe	2%	5%	(1%)	5%
Australia	(7%)	5%	—%	(2%)
Other:
Mexico	(3%)	4%	—%	1%
Canada	3%	5%	1%	9%
Rest of Other	10%	3%	1%	14%
Other	4%	4%	1%	8%
TOTAL	3%	3%	(1%)	5%
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

•
United States. Underlying net sales in the United States continued to accelerate in the third quarter, lifting year-to-date underlying net sales growth to 7% (reported 7%). Underlying net sales growth for the nine-month period was driven primarily by the Jack Daniel’s family of brands, including JDTW volume growth and price/mix improvement, JDTH volume growth, as well as volumes from the new line extension, Jack Daniel’s Tennessee Fire. Volume growth for Korbel Brandy and Woodford Reserve also contributed to the underlying net sales growth, while lower volumes for Southern Comfort and Canadian Mist partially offset these gains.

•
Europe. Underlying net sales growth in France, Turkey, the United Kingdom, Russia, and Germany, driven by growth in JDTW, was partially offset by declines in Poland where Finlandia was down. Reported net sales were hurt across Europe by foreign exchange due to the dollar strengthening against all currencies.

◦
In France, net sales growth was primarily driven by pricing on JDTW resulting from comparatively higher direct-to-trade prices associated with our fiscal 2014 route-to-consumer change. In addition, volumetric gains for JDTH, which was introduced in the second half of our fiscal 2014, contributed to the growth in net sales. Reported net sales growth was higher than underlying net sales growth because of a favorable comparison to the prior-year period when our former distributor reduced their inventory in advance of our route-to-consumer change in January 2014.

◦	In Turkey, underlying net sales growth was driven by JDTW volume and price increases and a more favorable customer mix.

◦
In the United Kingdom, underlying net sales growth was driven by higher volumes of JDTH and, to a lesser extent, JDTW and Jack Daniel’s RTDs/RTP. These gains were only partially offset by declines in Finlandia and Southern Comfort.

◦
In Russia, while underlying net sales grew 6% in the first nine months, reported net sales decreased 9% due to the negative effect of a much weaker Russian ruble compared to the same period last year. We believe that there is increasing risk to consumer sentiment and spending in Russia given the deteriorating economic situation there, including slowing GDP growth, inflationary pressure, and a weaker currency. In addition, our business faces risks related to uncertainty about how local laws may be interpreted and enforced in Russia.

◦	In Germany, while underlying net sales grew 1% driven primarily by increased volumes of JDTW, reported net sales decreased 4% due to the negative effect of a weaker euro.

◦
In Poland, volumes were lower compared with a strong prior-year period, which included a buy-in in advance of a significant excise tax increase not repeated in fiscal 2015, as well as weaker consumer demand following the excise tax hike.

•
Australia. A modest decline in underlying net sales was driven by lower volumes for Jack Daniel’s RTDs and JDTW as a result of deteriorating consumer demand for spirits and spirit-based RTDs and increasing competition. Reported net sales declined 7% due to the negative effect of a weaker Australian dollar.

•
Other. In Brazil, underlying net sales growth was driven by higher consumer demand for JDTW and by the introduction of JDTH. In Canada, net sales growth was driven by the introduction of Jack Daniel’s Country Cocktails.

RESULTS OF OPERATIONS – YEAR-OVER-YEAR PERIOD COMPARISONS
NET SALES

Percentage change versus the prior year period ended January 31	3 Months	9 Months
Change in reported net sales	1%	3%
Foreign exchange	5%	3%
Estimated net change in distributor inventories	(1)%	(1)%
Change in underlying net sales	5%	5%

Change in underlying net sales attributed to:*
Volume	2%	2%
Net price/mix	4%	3%
* Totals may differ due to rounding
For the three months ended January 31, 2015, net sales were $1,093 million, an increase of 1% or $15 million compared to the same period last year. After adjusting reported results for the negative effect of foreign exchange and the partially offsetting positive effect of an estimated net change in distributor inventories, underlying net sales grew 5%.
For the nine months ended January 31, 2015, net sales were $3,149 million, an increase of 3% or $96 million compared to the same period last year. Underlying net sales grew 5% after adjusting reported results for the negative effect of foreign exchange and the partially offsetting positive effect of an estimated net change in distributor inventories. For both the three and nine months ended January 31, 2015, the negative effect of foreign exchange, after taking into consideration our hedging activities, was driven primarily by weaker European currencies. The year-over-year effect of our January 2014 route-to-consumer change in France was the primary reason for the estimated net increase in distributor inventories. Last fiscal year, our former distributor in France fully depleted inventories of our brands during November and December—during which time there were essentially no shipments—before we began selling directly to customers in France in January 2014. Our sales during the third quarter of this fiscal year reflect three months of shipments compared to the much lower shipments in the prior-year period at the time of our route-to-consumer transition.
The primary factors contributing to the 5% growth in underlying net sales for both the three and nine months ended January 31, 2015 were:

•
Higher sales of JDTW driven by volume growth in the United States, as well as across most emerging markets, and by improved price/mix in the United States and improved net sales price due to owned distribution in France.

•	Higher volumes for JDTH in the United States, the United Kingdom, and across many markets where the brand was recently introduced, including France and Brazil.

•
Higher sales of super- and ultra-premium products, including higher volumes for Woodford Reserve globally, especially in the United States, and higher volumes for Herradura tequila in its two largest markets, the United States and Mexico, the latter of which benefited from the launch of Herradura Ultra.

The primary factors partially offsetting underlying net sales growth for the three and nine months ended January 31, 2015 were:

•
Lower volumes for Finlandia Vodka, driven predominately by lower volumes in Poland. Volumes were lower in Poland compared with a strong prior-year period, which included a buy-in in advance of a significant excise tax increase not repeated in fiscal 2015, as well as weaker consumer demand following the excise tax hike.

•	Lower volumes for Southern Comfort in the United States and the United Kingdom, driven by lower consumer demand, particularly in the on-premise channel.

•	Lower volumes for Canadian Mist.

COST OF SALES

Percentage change versus the prior year period ended January 31	3 Months	9 Months
Change in reported cost of sales	4%	3%
Foreign exchange	5%	2%
Estimated net change in distributor inventories	(1)%	—%
Change in underlying cost of sales*	7%	5%

Change in underlying cost of sales attributed to:*
Volume	2%	2%
Cost/mix	5%	2%
* Totals may differ due to rounding
Cost of sales for the three months ended January 31, 2015 was $260 million, an increase of $10 million compared to the same period last year. Underlying cost of sales increased 7% after adjusting reported costs for the positive effect of foreign exchange, which more than offset the effect of an estimated net change in distributor inventories primarily driven by our January 2014 route-to-consumer change in France. The increase in underlying cost of sales was driven by volume growth, higher input costs, including agave for our tequila brands and wood used in our barrels for our whiskey brands, and to a lesser extent, increased value-added packs for the holiday season and a shift in product mix to higher cost brands.
Cost of sales for the nine months ended January 31, 2015 was $738 million, an increase of $21 million compared to the same period last year. Underlying cost of sales increased 5% after adjusting reported costs for the positive effect of foreign exchange. The increase in underlying cost of sales was driven primarily by higher volume, higher input costs, including agave for our tequila brands and wood used in our barrels for our whiskey brands, and to a lesser extent, a shift in product mix to higher cost brands. We expect higher costs to continue in the fourth fiscal quarter related to input costs, including costs for wood used in our barrels.
GROSS PROFIT

Percentage change versus the prior year period ended January 31	3 Months	9 Months
Change in reported gross profit	4%	5%
Foreign exchange	5%	3%
Estimated net change in distributor inventories	(3)%	(1)%
Change in underlying gross profit*	7%	7%
* Totals may differ due to rounding
Gross profit of $553 million increased $21 million, or 4%, for the three months ended January 31, 2015. Underlying gross profit grew 7% after adjusting reported results for the negative effect of foreign exchange, which more than offset the positive effect of an estimated net change in distributor inventories primarily driven by our January 2014 route-to-consumer change in France. The increase in underlying gross profit resulted from the same factors that contributed to the increase in underlying net sales and was enhanced by the smaller combined increase in underlying excise taxes and cost of sales for the quarter.
Gross margin improved to 50.6% for the three months ended January 31, 2015, up approximately 130 basis points from 49.3% in the same period last year, primarily due to a favorable mix shift.
For the nine months ended January 31, 2015, gross profit of $1,657 million increased $72 million, or 5%. Underlying gross profit grew 7% after adjusting reported results for the negative effect of foreign exchange, which more than offset the positive effect of an estimated net change in distributor inventories primarily driven by our January 2014 route-to-consumer change in France. The growth in underlying gross profit resulted from the same factors that contributed to the increase in underlying net sales and was enhanced by the smaller combined increase in underlying cost of sales and excise taxes for the nine-month period.
Gross margin improved to 52.6% for the nine months ended January 31, 2015, up approximately 70 basis points from 51.9% in the same period last year, primarily due to a favorable mix shift.

ADVERTISING EXPENSES

Percentage change versus the prior year period ended January 31	3 Months	9 Months
Change in reported advertising	(3)%	1%
Foreign exchange	6%	3%
Change in underlying advertising	3%	4%
* Totals may differ due to rounding
Advertising expenses of $112 million decreased $4 million, or 3%, for the three months ended January 31, 2015 compared to the same period last year. Underlying advertising expenses increased 3% after adjusting reported results for the benefit of foreign exchange.
For the nine months ended January 31, 2015, advertising expenses of $334 million increased $5 million, or 1%, compared to the same period last year. Underlying advertising expenses increased 4% after adjusting reported results for the benefit of foreign exchange. For both the three and nine months ended January 31, 2015, the increase in underlying advertising expenses was driven primarily by higher spending in the United States for most of our brands and higher spending for JDTW and JDTH outside the United States.
These increases were partially offset by lower spending for Jack Daniel’s family of brands in Australia, Southern Comfort in the United States, and Finlandia Vodka in many markets.
SELLING, GENERAL, AND ADMINISTRATIVE (SG&A) EXPENSES

Percentage change versus the prior year period ended January 31	3 Months	9 Months
Change in reported SG&A	1%	7%
Foreign exchange	5%	2%
Change in underlying SG&A	6%	9%
* Totals may differ due to rounding
SG&A expenses of $163 million increased $2 million, or 1% on a reported basis for the three months ended January 31, 2015, while underlying SG&A grew 6% after adjusting reported results for the favorable effect of foreign exchange.
For the nine months ended January 31, 2015, SG&A expenses of $512 million increased $33 million, or 7% on a reported basis, while underlying SG&A grew 9% after adjusting reported results for the favorable effect of foreign exchange. For both the three and nine months ended January 31, 2015, the most significant contributors to the increase in SG&A compared to the same period last year were higher compensation and related expenses and additional consulting and other contract services. The increase in SG&A expenses for the nine months ended January 31, 2015, was additionally due to costs related to setting up our distribution company and our new employees in France.
OPERATING INCOME

Percentage change versus the prior year period ended January 31	3 Months	9 Months
Change in reported operating income	7%	2%
Foreign exchange	7%	7%
Estimated net change in distributor inventories	(6)%	(2)%
Change in underlying operating income	8%	7%

Operating income of $272 million increased $17 million, or 7% for the three months ended January 31, 2015 compared to the same period last year. Underlying operating income grew 8% after adjusting for the estimated net change in distributor inventories, driven primarily by our route-to-consumer change in France in fiscal 2014, and the negative effect of foreign exchange, mostly related to weaker European currencies. Included in the negative effect of foreign exchange was $6 million in Other expense (income), net, related to the revaluation of foreign-currency denominated net assets. The same factors that contributed to the growth in underlying gross profit also contributed to the growth in underlying operating income, enhanced by a slower rate of growth in operating expenses.

Operating margin improved 130 basis points to 24.9% for the three months ended January 31, 2015 from 23.6% in the same period last year. The same factors that drove the increase in our gross margin benefited our operating margin, additionally enhanced by operating expenses which grew at a slower rate than gross profit growth. These factors were partially offset by the negative effect of the revaluation of certain largely euro-denominated net assets.
For the nine months ended January 31, 2015, operating income of $795 million increased $12 million, or 2% compared to the same period last year. Underlying operating income growth was 7% after adjusting reported operating income for the negative effect of foreign exchange, driven primarily by weaker European currencies, and the estimated net change in distributor inventories, driven primarily by our route-to-consumer change in France in fiscal 2014. Included in the negative effect of foreign exchange was $22 million in Other expense (income), net, related to the revaluation of foreign-currency denominated net assets. The same factors that contributed to the growth in underlying gross profit also contributed to the growth in underlying operating income.
Operating margin fell 40 basis points to 25.2% for the nine months ended January 31, 2015 from 25.6% in the same period last year. The same factors that drove the increase in our gross margin benefited our operating margin, but were more than offset by the revaluation of certain foreign currency-denominated net assets.
The effective tax rate in the third quarter of fiscal 2015 was 30.0% compared to 28.8% for the same period last year. The third quarter fiscal 2015 effective tax rate includes the amortization ($4 million) of a deferred tax benefit that resulted from the release of certain deferred tax liabilities in connection with an intercompany transfer of assets on January 31, 2014. An increase in income tax expense related to discrete items, along with an increase in state taxes and a reduction in the beneficial impact of foreign earnings at lower tax rates, partially offset by a reduction in U.S. tax related to foreign exchange, was primarily responsible for the increase in our effective tax rate.
The effective tax rate for the nine months ended January 31, 2015 was 29.9% compared to 31.2% in the same period last year. The effective tax rate for the nine months ended January 31, 2015 includes the amortization ($12 million) of a deferred tax benefit that resulted from the release of certain deferred tax liabilities in connection with an intercompany transfer of assets in 2014. This benefit, along with a net reduction in U.S. tax related to foreign exchange, partially offset by a reduction in the beneficial impact of foreign earnings at lower tax rates and an increase in state taxes, was primarily responsible for the decrease in our effective tax rate.
Diluted earnings per share of $0.87 in the third quarter of fiscal 2015 increased 6% from the $0.82 reported for the same period last year. Diluted earnings per share of $2.54 in the nine months ended January 31, 2015 increased 4% from the $2.45 reported for the same period last year. The increases in the three- and nine-month periods resulted from the same factors that contributed to the increase in operating income as well as the reduction in the shares outstanding resulting from share repurchases, and for the nine-month period also the reduction in the effective tax rate.

Liquidity and Financial Condition
Cash and cash equivalents declined $187 million during the nine months ended January 31, 2015, compared to an increase of $83 million during the same period last year. Cash provided by operations during the current period was $375 million, compared to $390 million for the prior year period. The $15 million decline largely reflects a $122 million increase in income tax payments, partially offset by the timing of normal fluctuations in working capital items. The increase in income tax payments was also largely timing-related, and reflects the effect of an intercompany transfer of assets that occurred during the third quarter of fiscal 2014. The intercompany transaction resulted in the payment of $64 million in taxes during the second quarter of fiscal 2015. However, the transaction reduced taxes paid in the fourth quarter of fiscal 2014 by $38 million and is expected to result in a tax refund of $13 million in fiscal 2016.
Cash used for investing activities increased to $96 million for the nine months ended January 31, 2015, compared to $89 million for the prior year period, primarily reflecting a $5 million increase in capital spending. Cash used for financing activities was $449 million during the nine months ended January 31, 2015, compared to $214 million for the same period last year. The $235 million increase largely reflects a $222 million increase in share repurchases and a $19 million increase in dividends. The impact on cash and cash equivalents as a result of exchange rate changes was a decline of $17 million for the nine months ended January 31, 2015, compared to a decline of $4 million for the same period last year.
In addition to our cash and cash equivalent balances, we have access to several liquidity sources to supplement our cash flow from operations. One of those sources is our $1 billion commercial paper program that we regularly use to fund our short-term credit needs and to maintain our access to the capital markets. During the quarter ended January 31, 2015, our commercial paper borrowings averaged $153 million, with an average maturity of 12 days and an average interest rate of 0.19%. During the nine months ended January 31, 2015, our commercial paper borrowings averaged $219 million, with an average maturity of 15 days and an average interest rate of 0.17%. No commercial paper was outstanding at April 30, 2014, or January 31, 2015.

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
As of January 31, 2015, we had total cash and cash equivalents of $250 million. Of this amount, $187 million was held by foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We do not expect to need the cash generated by those foreign subsidiaries to fund our domestic operations. However, in the unforeseen event that we repatriate cash from those foreign subsidiaries, we would be required to provide for and pay U.S. taxes on permanently repatriated earnings.
As of September 30, 2014, we repurchased 2,909,089 shares for $250 million and thereby completed the repurchase program that was announced on September 25, 2013. Further information about shares repurchased under this program is presented in the following table.

	Shares Purchased		Average Price Per Share, Including Brokerage Commissions		Total Cost of Shares
Period	Class A	Class B	Class A	Class B	(Millions)
October 1, 2013 – April 30, 2014	24,800	661,472	$68.03	$69.04	$47
May 1, 2014 – July 31, 2014	1,601	111,000	$89.56	$90.87	$10
August 1, 2014 – September 30, 2014	21,062	2,089,154	$90.68	$91.22	$193
	47,463	2,861,626	$78.81	$86.08	$250
As announced on October 15, 2014, our Board of Directors authorized the repurchase of up to $250 million of our outstanding Class A and Class B common shares from October 15, 2014, through October 14, 2015, subject to market and other conditions. Under this program, we may repurchase shares from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws. We can modify, suspend, or terminate this repurchase program at any time without prior notice. As of January 31, 2015, we have repurchased 753,193 shares for $66 million under this repurchase program, leaving approximately $184 million available for additional repurchases through October 14, 2015. Further information about shares repurchased under this program is presented in the following table.

	Shares Purchased		Average Price Per Share, Including Brokerage Commissions		Total Cost of Shares
Period	Class A	Class B	Class A	Class B	(Millions)
October 15, 2014 – October 31, 2014	350	2,200	$87.63	$87.99	$—
November 1, 2014 - January 31, 2015	15,585	735,058	$87.99	$88.10	$66
	15,935	737,258	$87.98	$88.10	$66

As announced on January 20, 2015, our Board of Directors declared a quarterly cash dividend of $0.315 per share on our Class A and Class B common stock. Stockholders of record on March 10, 2015, will receive the cash dividend on April 1, 2015.
We believe our current liquidity position is strong and sufficient to meet all of our future financial commitments. Our $800 million bank credit facility’s quantitative covenant requires our ratio of consolidated EBITDA (as defined in the agreement) to consolidated interest expense to be at least 3 to 1. At January 31, 2015, with a ratio of 36 to 1, we were well within the covenant’s parameters.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about shares of our common stock that we acquired during the quarter ended January 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
November 1, 2014 - November 30, 2014	—	—	—	$249,800,000
December 1, 2014 - December 31, 2014	140,335	$87.23	140,335	$237,500,000
January 1, 2015 - January 31, 2015	610,308	$88.30	610,308	$183,600,000
Total	750,643	$88.10	750,643	—
As we announced on October 15, 2014, our Board of Directors has authorized us to repurchase up to $250 million of our outstanding Class A and Class B common shares from October 15, 2014, through October 14, 2015, subject to market and other conditions. The shares presented in the above table were acquired as part of this repurchase program.

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
101
The following materials from Brown-Forman Corporation's Quarterly Report on Form 10-Q for the quarter ended January 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (a) Condensed Consolidated Statements of Operations, (b) Condensed Consolidated Statements of Comprehensive Income, (c) Condensed Consolidated Balance Sheets, (d) Condensed Consolidated Statements of Cash Flows, and (e) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN-FORMAN CORPORATION
(Registrant)

Date:	March 4, 2015	By:	/s/ Jane C. Morreau
Jane C. Morreau
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)