Form 10-K
period 2015-04-30
BROWN FORMAN CORP
filed 2015-06-18
CIK 14693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☑
The aggregate market value, as of the last business day of the most recently completed second fiscal quarter, of the voting and nonvoting equity held by nonaffiliates of the registrant was approximately $14,300,000,000.
The number of shares outstanding for each of the registrant’s classes of Common Stock on June 15, 2015, was:

Class A Common Stock (voting)	84,528,000
Class B Common Stock (nonvoting)	122,483,629
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of Registrant for use in connection with the Annual Meeting of Stockholders to be held July 23, 2015, are incorporated by reference into Part III of this report.

Forward-Looking Statement Information. Certain matters discussed in this report, including the information presented in Part II under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain statements, estimates, or projections that are “forward-looking statements” as defined under U.S. federal securities laws. Words such as “aim,” “anticipate,” “aspire,” “believe,” “continue,” “could,” “envision,” “estimate,” “expect,” “expectation,” “intend,” “may,” “plan,” “potential,” “project,” “pursue,” “see,” “seek,” “should,” “will,” and similar words identify forward-looking statements, which speak only as of the date we make them. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. By their nature, forward-looking statements involve risks, uncertainties, and other factors (many beyond our control) that could cause our actual results to differ materially from our historical experience or from our current expectations or projections. These risks and uncertainties include those described in Part I under “Item 1A. Risk Factors” and those described from time to time in our future reports filed with the Securities and Exchange Commission, including:

•
Unfavorable global or regional economic conditions, and related low consumer confidence, high unemployment, weak credit or capital markets, budget deficits, burdensome government debt, austerity measures, higher interest rates, higher taxes, political instability, higher inflation, deflation, lower returns on pension assets, or lower discount rates for pension obligations

•
Risks associated with being a U.S.-based company with global operations, including commercial, political, and financial risks; local labor policies and conditions; protectionist trade policies or economic or trade sanctions; compliance with local trade practices and other regulations, including anti-corruption laws; terrorism; and health pandemics

•	Fluctuations in foreign currency exchange rates, particularly a stronger U.S. dollar

•	Changes in laws, regulations, or policies – especially those that affect the production, importation, marketing, labeling, pricing, distribution, sale, or consumption of our beverage alcohol products

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

•
Changes in consumer preferences, consumption, or purchase patterns – particularly away from larger producers in favor of smaller distilleries or local producers, or away from brown spirits, our premium products, or spirits generally, and our ability to anticipate or react to them; bar, restaurant, travel, or other on-premise declines; shifts in demographic trends; unfavorable consumer reaction to new products, line extensions, package changes, product reformulations, or other product innovation

•	Decline in the social acceptability of beverage alcohol products in significant markets

•	Production facility, aging warehouse, or supply chain disruption

•	Imprecision in supply/demand forecasting

•	Higher costs, lower quality, or unavailability of energy, water, raw materials, product ingredients, labor, or finished goods

•	Route-to-consumer changes that affect the timing of our sales, temporarily disrupt the marketing or sale of our products, or result in higher implementation-related or fixed costs

•	Inventory fluctuations in our products by distributors, wholesalers, or retailers

•
Competitors’ consolidation or other competitive activities, such as pricing actions (including price reductions, promotions, discounting, couponing, or free goods), marketing, category expansion, product introductions, or entry or expansion in our geographic markets or distribution networks

•	Risks associated with acquisitions, dispositions, business partnerships, or investments – such as acquisition integration, or termination difficulties or costs, or impairment in recorded value

•	Inadequate protection of our intellectual property rights

•	Product recalls or other product liability claims; product counterfeiting, tampering, contamination, or product quality issues

•	Significant legal disputes and proceedings; government investigations (particularly of industry or company business, trade or marketing practices)

•	Failure or breach of key information technology systems

•	Negative publicity related to our company, brands, marketing, personnel, operations, business performance, or prospects

•	Failure to attract or retain key executive or employee talent

•	Our status as a family “controlled company” under New York Stock Exchange rules
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

PART I
Item 1. Business
Overview
Brown-Forman Corporation (the “Company,” “Brown-Forman,” “we,” “us,” or “our” below) was incorporated under the laws of the State of Delaware in 1933, successor to a business founded in 1870 as a partnership and later incorporated under the laws of the Commonwealth of Kentucky in 1901. We primarily manufacture, bottle, import, export, market, and sell a wide variety of alcoholic beverages under recognized brands. We employ over 4,400 people on six continents, including about 1,300 people in Louisville, Kentucky, USA, home of our world headquarters. We are the largest American-owned spirits and wine company with global reach. We are a “controlled company” under New York Stock Exchange rules, and the Brown family owns a majority of our voting stock.
For a discussion of recent developments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Overview.”
Brands
Beginning in 1870 with Old Forester Bourbon Whisky – our founding brand – and spanning the generations since, we have built a portfolio of more than 30 spirit, wine, and ready-to-drink cocktail (RTD) brands that includes some of the best-known and most-loved trademarks in our industry. The most important brand in our portfolio is Jack Daniel’s Tennessee Whiskey, which is the fourth-largest spirits brand of any kind and the largest selling American whiskey brand in the world, according to Impact Databank’s “Top 100 Premium Spirits Brands Worldwide” list.1 In its second year on the list, Jack Daniel’s Tennessee Honey moved up to 89th on the Worldwide Impact list, selling over 1.3 million nine-liter cases in calendar year 2014, up 34% from the prior calendar year. Our other leading global brands on the Impact list are Finlandia, the seventh-largest-selling vodka; Southern Comfort, the fourth-largest-selling liqueur; Canadian Mist, the fourth-largest-selling Canadian whisky; and el Jimador, the fourth-largest-selling tequila.
Principal Brands

Jack Daniel’s Tennessee Whiskey	el Jimador Tequilas
Jack Daniel’s RTDs	el Jimador New Mix RTDs
Jack Daniel’s Tennessee Honey	Woodford Reserve Kentucky Bourbons
Gentleman Jack Rare Tennessee Whiskey	Canadian Mist Canadian Whisky
Jack Daniel’s Tennessee Fire	Herradura Tequilas
Jack Daniel’s Single Barrel	Sonoma-Cutrer California Wines
Jack Daniel’s Winter Jack	Early Times Kentucky Whisky
Jack Daniel’s Sinatra™ Select	Early Times Fire Eater
Jack Daniel’s No. 27 Gold Tennessee Whiskey	Early Times Kentucky Bourbon
Finlandia Vodkas	Chambord Liqueur
Finlandia RTDs	Pepe Lopez Tequila
Southern Comfort	Antiguo Tequila
Southern Comfort flavored line extensions	Old Forester Kentucky Bourbon
Southern Comfort RTDs	Tuaca Liqueur
Korbel California Champagnes[2]	Collingwood Canadian Whisky
Korbel California Brandy[2]	Santa Dose Cachaça

[1]Impact Databank, a well-known U.S. trade publication, published these industry statistics in February 2015.
[2]Not owned by Brown-Forman but sold by us under contract in the United States and other select markets.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Fiscal 2015 Brand Highlights” for additional information regarding the performance of our brands.
Our vision in marketing is to “be the best brand builders in the industry … period.” We build our brands by investing in programs that we believe create enduring connections with our consumers. These programs cover a wide spectrum of activities, including media (TV, radio, print, outdoor, and, increasingly, digital and social media), consumer and trade promotions, sponsorships, and visitor center programs at our distilleries and our winery. We expect to grow our sales and profits by consistently delivering creative, responsible marketing programs that drive brand recognition, brand trial, brand loyalty, and, ultimately, consumer demand around the world.
Markets
Our products are sold in more than 160 countries around the world. Our largest international markets include Australia, the United Kingdom, Mexico, Germany, Poland, France, Russia, Turkey, Canada, and Japan. Over the last 10 years, we have greatly expanded our international footprint. In fiscal 2015, we generated 57% of our net sales outside the United States compared to 40% ten years ago. The United States, our largest, most important market, accounted for 43% of our net sales in fiscal 2015. We present the percentage of total net sales by geographic area for our most recent three fiscal years and, to provide historical context, fiscal 2005, below:
Percentage of Total Net Sales by Geographic Area

	Year ended April 30
	2005	...	2013	2014	2015
United States	60%	...	41%	41%	43%
International:		...
Europe		...	30%	32%	31%
Australia		...	14%	12%	11%
Other		...	15%	15%	15%
Total International	40%	...	59%	59%	57%
TOTAL	100%		100%	100%	100%
For details about net sales in our largest markets, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Fiscal 2015 Market Highlights.” For details about our reportable segment and for additional geographic information about net sales and long-lived assets, refer to Note 13 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.” For details on risks related to our global operations, see “Item 1A. Risk Factors.”
Distribution Network and Customers
Our distribution network, which we sometimes refer to as our “route-to-consumer,” takes a variety of forms, depending on (a) a market’s laws and regulatory framework for trade in beverage alcohol, (b) our assessment of a market’s long-term attractiveness and competitive dynamics, (c) the relative profitability of distribution options available to us, (d) the structure of the retail and wholesale trade in the market, and (e) our portfolio’s development stage in the market. As these factors change, we evaluate our route-to-consumer strategy and, from time to time, adopt a different model.
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
Outside the United States, we use a variety of route-to-consumer models. We own and operate distribution companies in 11 markets: Australia, Brazil, Canada, China, the Czech Republic, France, Germany, South Korea, Mexico, Poland, and Turkey. In these markets, we sell our products directly to retail stores, to wholesalers, or, in Canada, to provincial governments. In the United Kingdom, we partner in a cost-sharing arrangement with another supplier, Bacardi Limited, to sell a portfolio of both companies’ brands. In many other markets, including Italy, Japan, Russia, South Africa, and Spain, we rely on others to distribute our brands, generally under fixed-term distribution contracts.
We believe that our customer relationships are good. We believe our exposure to concentrations of credit risk is limited due to the diverse geographic areas covered by our operations.
Seasonality
Holiday buying makes the fourth calendar quarter the peak season for our business. Approximately 31% of our net sales for fiscal year ended April 30, 2013, was in the fourth calendar quarter. For the fiscal years ended April 30, 2014, and April 30, 2015, approximately 32% of our net sales were in the fourth calendar quarter.

Competition
Trade information indicates that we are one of the largest global suppliers of premium wine and spirits. According to International Wine & Spirit Research, for calendar year 2014, the ten largest global spirits companies controlled less than 20% of the total global market for spirits (on a volume basis). While we believe that the overall market environment offers considerable growth opportunities for us, our industry is now, and will remain, highly competitive. We compete against many global, regional, and local brands in a variety of categories of beverage alcohol, but most of our brands compete primarily in the industry’s premium-and-higher price categories. Our competitors include major global wine and spirits companies, such as Bacardi Limited, Beam Suntory Inc., Davide Campari-Milano S.p.A., Diageo PLC, LVMH Moët Hennessy Louis Vuitton S.A., Pernod Ricard S.A., and Rémy Cointreau S.A. In addition, particularly in the United States, we increasingly compete with (a) national companies, and (b) entrepreneurs, many of whom are recent entrants to the industry – typically with small-batch or craft spirit brands.
Brand recognition, brand provenance, quality of product and packaging, availability, taste, and price are factors that affect consumers’ choices among competing brands in our industry. Several factors influence consumers’ buying decisions, including: advertising; promotions; merchandising in bars, restaurants, and shops; expert or celebrity endorsement; social media and word-of-mouth; and the timing and relevance of new product introductions. Although some of our competitors have substantially greater resources than we do, we believe that our competitive position is strong, particularly as it relates to brand recognition, quality, availability, and relevance of new product introductions.
Ingredients and Other Supplies
The principal raw materials used in manufacturing and packaging our distilled spirits are water, corn, rye, malted barley, agave, sugar, glass, cartons, PET (polyethylene terephthalate, used in non-glass containers), labels, and wood for barrels, which are used for storing whiskey and certain tequilas. The principal raw materials used in liqueurs are neutral spirits, sugar, and wine, while the principal raw materials used in our RTD products are sugar, flavorings, neutral spirits, whiskey, tequila, and malt. The principal raw materials used in producing wines are grapes, packaging materials, and wood barrels. Our grape supply comes from a combination of owned vineyards located in California and contracts with independent growers. We believe that our relationships with our growers are good. Currently, none of these raw materials is in short supply, but shortages in some of these could occur. From time to time, our agricultural ingredients (corn, rye, malted barley, agave, and grapes) could be adversely affected by weather and other forces that might constrain supply.
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
Intellectual Property
Our intellectual property rights include trademarks, copyrights, proprietary packaging and trade dress, proprietary manufacturing technologies, know-how, and some patents. Our intellectual property, especially our trademarks, are essential to our business. We register our trademarks very broadly, some of them in every country where registration is possible. We register others where we sell or expect to sell our products. We protect our intellectual property rights vigorously but fairly. We have licensed some of our trademarks to third parties for use on products and services other than alcoholic beverages, which we believe enhances the awareness and protection of our brands.
For details on risks related to the protection of our intellectual property, see “Item 1A. Risk Factors.” For additional information regarding our most important brands, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Fiscal 2015 Brand Highlights.”
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

Under U.S. federal regulations, bourbon and Tennessee whiskeys must be aged for at least two years in new charred oak barrels. We typically age our whiskeys between three and six years. Federal regulations also require that Canadian whisky must be manufactured in Canada in compliance with Canadian laws. Mexican authorities regulate the production and bottling of tequilas, which, among other specifications, mandate minimum aging periods for extra anejo (three years), anejo (one year), and reposado (two months) tequilas. We comply with these regulations.
Our operations within and outside the United States are subject to various environmental protection statutes and regulations, and our policy is to comply with all those regulatory requirements.
Strategy
Five years ago, we introduced our “Brown-Forman 150” long-term strategy, focused on driving sustainable growth toward our 150th anniversary in 2020. The B-F Arrow is an articulation of our core principles: our purpose as well as the vision, values, and behaviors that we expect all of our employees to embrace and exhibit.
While these core principles are constant and powerful means of connecting our stakeholders to a shared vision of “Building Forever”, we continue to refresh our strategies to reflect current realities. The strategic ambitions described below both demonstrate a sustained focus on several drivers of our recent growth, which we believe remain relevant, and acknowledge the new and changing opportunities of today.
We continually seek to build brands and businesses that can create shareholder value. An excellent business for B-F is one that delivers strong growth, solid margins, and high returns. Given our growing size and scale, we are focusing on building brands that can be meaningful for our company over time. While our first priority is to drive the organic growth of our premium spirits portfolio, we will pursue innovation and consider acquisitions that meet our rigorous criteria as opportunities arise.
The Jack Daniel’s family of brands, including Jack Daniel’s Tennessee Whiskey, is our most valuable asset. We will always work to keep Jack Daniel’s Tennessee Whiskey strong, healthy, and relevant to consumers worldwide, and to take advantage of the abundant opportunities for growing the Jack Daniel’s family of brands across countries, price points, channels, and consumer groups. As product innovation has become increasingly important to the trademark in recent years, we will continue to evaluate opportunities to grow the Jack Daniel’s family of brands through careful, thoughtful line extensions.
We are the global leader in American whiskey, and we will pursue growth in the broader global, premium whiskey category when it makes sense. We believe that we can leverage our whiskey-making knowledge, production assets, trademarks, brand-building skills, and other capabilities to accomplish this objective. We will focus on the global growth of our most important whiskey, Jack Daniel’s. In addition, we expect to accelerate the growth of our other whiskey brands around the world, including Woodford Reserve and Old Forester, and to enter other attractive whiskey categories, as illustrated by our recently-announced plans for Slane Castle. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Executive Summary” for details about our acquisition of Slane Castle Irish Whiskey Limited.
We aim to grow Finlandia and Herradura. We plan to focus primarily on growing Finlandia in Poland, Russia, and other parts of eastern Europe. We will work to expand the reach of Herradura tequila to new consumers, emphasizing Mexico, the United States, and other select, high-potential markets. We are taking steps to reposition el Jimador tequila as a more premium brand in Mexico, its largest market; as a result, volumes will likely decline in Mexico in the short term, we expect overall performance of the brand to improve there over time. We also will continue our efforts to enhance and broaden the consumer appeal of the Southern Comfort brand.

The United States remains our largest market, and continuing to grow in this market is important to our long-term success. We expect to drive this growth through stronger participation in fast-growing spirits categories such as flavored whiskey, super-premium bourbon, and tequila; continued product and packaging innovation; continued route-to-consumer proficiency; and brand building within growing consumer segments, with increasing emphasis on multicultural marketing.
Over the last two decades, our business outside the United States has grown more quickly than our business within it. Although fiscal 2015 was an exception to this trend, as our net sales in the United States grew faster than outside the United States, we expect the longer-term trend to resume. Our ability to achieve our long-term growth objectives requires further development of our business globally, especially in emerging markets. We expect to grow our business in developed markets such as France, Germany, and the United Kingdom, and in emerging markets such as Mexico, Poland, Russia, and Turkey. We also expect increasingly significant contributions to our growth from other emerging markets such as Brazil, China, Southeast Asia, Africa, and eastern Europe. We will continue to pursue route-to-consumer strategies that will expand our access to and understanding of consumers in these diverse markets.
We believe that having a long-term-focused, committed, engaged shareholder base gives us an important strategic advantage, particularly in a business with aged products and multi-generational brands. So we plan to continue our engagement with our shareholders, including our controlling family shareholders.
Recognizing the strong cash-generating capacity and the capital efficiency of our business, we will continue to pursue what we believe to be well-balanced capital deployment strategies aimed at perpetuating Brown-Forman’s strength and independence.
Corporate Responsibility
In pursuing all of the objectives described above, we will strive to be responsible in everything we do. Our history of responsibility began in 1870, when our founder, George Garvin Brown, first sold medicinal whisky in glass bottles to ensure quality and safety – an innovative idea during a time when whisky was usually sold by the barrel. Today, achieving Brown-Forman’s business purpose, “enriching the experience of life,” is possible only within a context of corporate responsibility. This means promoting responsible consumer enjoyment of our brands; working to reduce alcohol abuse and misuse; protecting the environment; providing a healthy, safe, and inclusive workplace; and contributing to the global communities where we operate.
Alcohol Responsibility. We promote responsible consumption of our products, as we believe this will enhance our relationships with consumers, business partners, stakeholders, and society at large and is essential for the long-term prosperity of our company and our industry. When abused or misused, alcohol can contribute to significant harm both to individuals and the community. We appreciate the need for governments to regulate our industry appropriately and effectively, taking into account national circumstances and local cultures. Along with others and through partnership, we want to be part of the solution to real and complex problems such as underage drinking, drunk driving, and overconsumption.
As a significant player in the global beverage alcohol industry, we foster collective action with our peers. Working together with other producers, we are able to leverage our views on a scale that can create change. For example, we are working with the 13 other industry leaders that signed the Beer, Wine, and Spirits Producers’ Commitments to Reduce Harmful Drinking. In its second year, calendar 2014, the group made significant progress. We increased outreach to governments and other stakeholders on strengthening legal purchase age, launched the first ever Digital Guiding Principles for digital advertising, and developed guidelines for responsible retailing. Our progress on these commitments will be reported annually and more information can be found at www.producerscommitments.org.
Since 2009, we have hosted an open forum sharing our point of view and encouraged engagement of others on www.OurThinkingAboutDrinking.com. In the United States, we support The Ad Council’s “Buzzed Driving is Drunk Driving” campaigns, designated driver services such as BeMyDD, and the Responsible Retailing Forum, which brings together diverse stakeholders seeking to reduce underage sales, among other initiatives. With respect to our consumer relationships, we seek to communicate through responsible advertising content and placement, relying on our comprehensive internal marketing code and adhering to industry marketing and advertising guidelines. We also are founding members of, and contribute significant resources to, the Foundation for Advancing Alcohol Responsibility, an organization created by spirits producers to combat harmful use of alcohol. While this is a U.S. organization, we actively participate in similar organizations in other markets, such as DrinkWise in Australia, BSI in Germany, The Portman Group in the United Kingdom, and FISAC in Mexico. In the European Union, we helped form the Responsible Marketing Pact with seven other major beverage alcohol manufacturers to develop industry-led standards for responsible advertising and marketing. The standards focus on decreasing exposure of those under legal drinking age to alcohol-related advertisements. We also recognize that some individuals can’t or shouldn’t drink beverage alcohol and respect the choice of those who don’t drink for whatever reason. To this end, we have an internal employee resource group called SPIRIT that exists to create an environment where all employees and guests feel welcome, regardless of whether they choose to drink.

Environmental Sustainability. We are pleased to have surpassed our previous 2020 greenhouse gas (GHG) and water goals ahead of schedule, and we have recently committed to a tougher challenge. In calendar 2014, we set new, more ambitious environmental sustainability goals, focused on reducing our absolute greenhouse gas emissions by 15%, sending zero waste to landfill, and reducing our water use and wastewater discharges per unit of product by 30%. These new goals support our ambition to be a sustainability leader within our industry and in the countries where we have a significant presence. In calendar 2015, Brown-Forman received a Climate Leadership Award from the U.S. Environmental Protection Agency for Excellence in Greenhouse Gas Management (known as a Goal Setting Certificate). Brown-Forman was one of eight companies recognized for setting aggressive GHG goals. Brown-Forman Tequila Mexico was recognized by the Mexican Environmental Protection Agency (Procuraduría Federal de Protección al Ambiente) with the Level 2 Clean Industry Certificate. In addition to recognizing waste reduction efforts, the award reflects Casa Herradura’s broad commitment to environmental stewardship, including energy and emissions reductions, water conservation and treatment, and more. Casa Herradura is the first tequila distillery, and only the third company in the state of Jalisco, to receive this honor.
Diversity, Inclusion, and Human Rights. We believe that having a diverse and inclusive workforce is central to our success. As we work to increase the relevance and appeal of our brands to diverse consumer groups, we need a diversity of experiences and outlooks within our own workforce. We also want employees to feel comfortable in contributing their whole selves and different perspectives to the work they do. Over the past year, we’ve made progress with diverse representation at a senior level. Three women serve on our Board of Directors, and in fiscal 2015, Michael A. Todman became our first African-American director. Four out of 15 members of our Executive Leadership Team are women; two of the 15 members are minorities, appointed over the last two years. In 2015, Brown-Forman was once again awarded a perfect score of 100% in the Corporate Equality Index by the Human Rights Campaign, a civil rights organization promoting equality for lesbian, gay, bisexual, and transgender Americans. This makes us one of the “Best Places to Work for LGBT equality” in the United States for the fifth consecutive year. Our employee resource groups have been the core of our diversity culture by supporting employees’ growth while enhancing their contributions.
In the marketplace, we focus on promoting fair and ethical business practices. We remain committed to the guidelines set forth in our Global Human Rights Statement, defining our commitment to respecting the fundamental rights inherent to all human beings. We share our human rights policies and practices with our suppliers through our Suppliers Guide to Human Rights.
Community Involvement. Our approach to philanthropy reflects our values as a corporate citizen. Our civic engagement supports non-profit organizations that make a positive impact and improve the lives of individuals and the vitality of our communities. We target our support in six general areas: arts and culture, education, environment, social services, alcohol responsibility, and community development. While our focus is in our hometown of Louisville, Kentucky, our civic engagement activities extend to the communities around the globe where our employees live, work, and raise their families. In 2015, we donated more than $10.5 million in cash, logged approximately 20,000 volunteer hours, and had over 130 employees serve on boards of directors of 190 non-profit organizations.
Our Corporate Responsibility reports are available at www.brown-forman.com/responsibility.
Employees and Executive Officers
As of April 30, 2015, we employed approximately 4,400 people, including about 200 employed on a part-time or temporary basis. Approximately 17% of our employees in the United States are represented by a union. We believe our employee relations are good.

The following persons serve as executive officers of the Company as of June 17, 2015.

Name	Age	Principal Occupation and Business Experience
Paul C. Varga	51	Company Chairman and Chief Executive Officer since 2007. Chief Executive Officer since 2005.
Jane C. Morreau	56
Executive Vice President and Chief Financial Officer since 2014. Senior Vice President, Chief Production Officer, and Head of Information Technology from 2013 to 2014. Senior Vice President, Director of Financial Management, Accounting and Technology from 2008 to 2013.

James S. Welch, Jr.	56
Company Vice Chairman, Executive Director Corporate and Civic Affairs since February 2015. Company Vice Chairman, Executive Director of Corporate Affairs, Strategy, and Diversity from 2012 to 2015. Company Vice Chairman, Executive Director of Corporate Affairs, Strategy, Diversity, and Human Resources from 2007 to 2012.

Matthew E. Hamel	55	Executive Vice President, General Counsel, and Secretary since 2007.
Jill Ackerman Jones	49
Executive Vice President, President for North America, Latin America, IMEA, and Global Travel Retail since February 2015. Executive Vice President, President for North America and Latin America Regions from 2013 to 2015. Executive Vice President, Chief Production Officer from 2007 to 2012.

Mark I. McCallum	60
Executive Vice President, President Jack Daniel’s Brands since February 2015. Executive Vice President, President for Europe, Africa, Middle East, Asia Pacific, and Travel Retail from 2013 to 2015. Executive Vice President, Chief Operating Officer from 2009 to 2013. Executive Vice President and Chief Brands Officer from 2006 to 2009.

Lawson E. Whiting	46
Executive Vice President, Chief Brands and Strategy Officer since February 2015. Senior Vice President, Chief Brands Officer from 2013 to 2015. Senior Vice President, Managing Director Western Europe from 2011 to 2013. Vice President, Finance Director Western Europe from 2010 to 2011. Vice President, Finance Director North America from 2009 to 2010.

Alejandro “Alex” Alvarez	47	Senior Vice President, Chief Production Officer since 2014. Vice President, General Manager Brown-Forman Tequila Mexico Operations from 2008 to 2014.
Ralph De Chabert	68	Senior Vice President, Chief Diversity Officer since 2007.
Brian P. Fitzgerald	42	Senior Vice President, Chief Accounting Officer since 2013. Vice President, Finance Director of Greater Europe and Africa from 2009 to 2013.
Kirsten M. Hawley	45
Senior Vice President, Chief Human Resources Officer since February 2015. Senior Vice President, Director of HR Business Partnerships from 2013 to 2015. Vice President, Director Organization and Leader Development 2011 to 2013. Assistant Vice President, Director Employee Engagement from 2009 to 2011.

Thomas Hinrichs	53
Senior Vice President, President for Europe, North Asia, and ANZSEA since February 2015. Senior Vice President, Managing Director Europe from 2013 to 2015. Senior Vice President, Managing Director Greater Europe and Africa from 2006 to 2013.

Lisa P. Steiner	55
Senior Vice President, Chief of Staff and Director of Global Corporate Communications and Services since February 2015. Senior Vice President, Chief Human Resources Officer from 2009 to 2015. Senior Vice President, Director of Global Human Resources from 2007 to 2009.

Available Information
You can read and copy any materials that we file with the SEC in its Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file with the SEC at www.sec.gov.
Our website address is www.brown-forman.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports are available free of charge on our website as soon as reasonably practicable after we electronically file those reports with the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference, unless that information is otherwise specifically referenced elsewhere in this report.
On our website, we have posted our Corporate Governance Guidelines, our Code of Conduct that applies to all directors and employees, and our Code of Ethics that applies specifically to our senior financial officers. If we amend or waive any of the provisions of our Code of Conduct or our Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer, or controller that relates to any element of the definition of “code of ethics” enumerated in Item 406(b) of Regulation S-K under the Securities Act of 1934 Act, we intend to disclose these actions on our website. We have also posted on our website our Corporate Governance Guidelines and the charters of our Audit Committee, Compensation Committee,

Corporate Governance and Nominating Committee, and Executive Committee of our Board of Directors. Copies of these materials are also available free of charge by writing to our Secretary, Matthew E. Hamel, 850 Dixie Highway, Louisville, Kentucky 40210 or emailing him at Secretary@b-f.com.
Item 1A. Risk Factors
We believe the following discussion identifies the most significant risks and uncertainties that could adversely affect our business. If any of the following risks were actually to occur, our business, results of operations, cash flows, or financial condition could be materially and adversely affected. Additional risks not currently known to us, or that we currently deem to be immaterial, could also materially and adversely affect our business, results of operations, cash flows, or financial condition.
Unfavorable economic conditions could negatively affect our operations and results.
Unfavorable global or regional economic conditions, including uncertainty caused by unstable geopolitical environments in many parts of the world, such as Russia and Ukraine, could adversely affect our business and financial results. While the major economic disruptions of the 2008-2009 financial crisis have largely subsided, many markets where our products are sold still face significant economic challenges resulting from the global economic downturn that followed, including low consumer confidence, high unemployment, budget deficits, burdensome governmental debt, austerity measures, increased taxes, and weak financial, credit, and housing markets. Unfavorable economic conditions such as these can cause governments to increase taxes on beverage alcohol to attempt to raise revenue or reduce consumers’ willingness to make discretionary purchases of beverage alcohol products or pay for premium brands such as ours. In unfavorable economic conditions, consumers may make more value-driven and price-sensitive purchasing choices and drink more at home rather than at restaurants, bars, and hotels, which tend to favor many of our premium and super-premium products.
Unfavorable economic conditions could also adversely affect our suppliers, distributors, and retailers, who in turn could experience cash flow problems, more costly or unavailable financing, credit defaults, and other financial hardships. This could lead to distributor or retailer destocking, increase our bad debt expense, or cause us to increase the levels of unsecured credit that we provide to customers. Other potential negative consequences to our business from poor economic conditions include higher interest rates, an increase in the rate of inflation, deflation, exchange rate fluctuations, credit or capital market instability, or lower returns on pension assets or lower discount rates for pension obligations (requiring higher contributions to our pension plans). For details on the effects of changes in the value of our benefit plan obligations and assets on our financial results, see Note 9 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”
Our global business is subject to commercial, political, and financial risks, including foreign currency exchange rate fluctuations.
Our products are sold in more than 160 countries; accordingly, we are subject to risks associated with doing business globally, including commercial, political, and financial risks. In the long-term, we continue to expect our growth rates in non-U.S. markets to surpass our growth rates in the United States. Emerging regions, such as eastern Europe, Latin America, Asia, and Africa, as well as more developed markets, such as the United Kingdom, France, Germany, and Australia, provide growth opportunities for us. If shipments of our products – particularly Jack Daniel’s Tennessee Whiskey – to our global markets were to experience significant disruption due to these risks or for other reasons, it could have a material adverse effect on our financial results.
In addition, we are subject to potential business disruption caused by military conflicts; potentially unstable governments or legal systems; civil or political upheaval or unrest; local labor policies and conditions; possible expropriation, nationalization, or confiscation of assets; problems with repatriation of foreign earnings; economic or trade sanctions; closure of markets to imports; anti-American sentiment; terrorism or other types of violence in or outside the United States; health pandemics; and a significant reduction in global travel. For example, Mexico is a key commercial and production country for some of our products, and an outbreak of violence there could disrupt our operations. In addition, our ability to sell into Russia depends on our products being imported, and any economic or trade sanctions could materially adversely affect our operations there. Our success will depend, in part, on our ability to overcome the challenges we encounter with respect to these risks and other factors affecting U.S. companies with global operations.
The more we expand our business globally, the more exchange rate fluctuations relative to the U.S. dollar influence our financial results. In many markets outside the United States, we sell our products and pay for some goods, services, and labor primarily in local currency. Since we sell more in local currencies than we purchase, we have a net exposure to changes in the value of the U.S. dollar relative to those currencies. Over time, our reported financial results generally will be hurt by a stronger U.S. dollar and improved by a weaker one. For instance, profits from our overseas businesses for the 2015 fiscal year were adversely impacted by the recent strengthening of the U.S. dollar against currencies in our major markets, including the euro, British pound sterling, Ukrainian hryvnia, and Australian dollar. We do not attempt to hedge all of our foreign currency risk. We may, from time to time, attempt to hedge foreign currency risk, but, even in those cases, we may not be successful in limiting foreign currency risk through the use of foreign currency derivatives or other means. For details on how foreign exchange affects our business, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk - Foreign Exchange.”
National and local governments may adopt regulations or undertake investigations that could limit our business activities or increase our costs.
Our business is subject to extensive regulatory requirements regarding production, exportation, importation, marketing and promotion, labeling, distribution, pricing, and trade practices, among others. Changes in laws, regulatory measures, or governmental policies, or in the manner in which current ones are interpreted, could cause us to incur material additional costs or liabilities, and jeopardize the growth of our business in the affected market. Specifically, governments may prohibit, or impose or increase limitations on, advertising and promotional activities, or times or locations where beverage alcohol may be sold or consumed, or adopt other measures that could limit our opportunities to reach consumers or sell our products. In Europe, for example, regulators in a number of countries have adopted or are considering severe limitations on the marketing and sale of beverage alcohol. For example, some countries have banned all television, newspaper, magazine, and internet advertising for beverage alcohol products. Increases in regulation of this nature could cause a substantial decline in consumer awareness for our products in the affected markets.
Some countries in which we do business have a higher risk of corruption than others. While we are committed to doing business in accordance with applicable anti-corruption and other laws, our Code of Conduct and Code of Ethics, and other Company policies, we remain subject to the risk that an employee will violate our policies, or that any of our many affiliates or agents, such as importers, wholesalers, distributors, or other business partners, may take action determined to be in violation of international trade, money laundering, anti-corruption, or other laws, including the U.S. Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act 2010, or equivalent local laws. Any determination that our operations or activities are not, or were not, in compliance with U.S. or foreign laws or regulations could result in investigations, interruption of business, loss of business partner relationships, suspension or termination of licenses and permits (our own or those of our partners), imposition of fines, legal or equitable sanctions, negative publicity, and management distraction. Further, our compliance with applicable anti-corruption or other laws, our Code of Conduct and Code of Ethics, and our other policies could result in higher operating costs compared to those of other suppliers.
Additional regulation in the United States and other countries addressing climate change, use of water, and other environmental issues could increase our operating costs. Increasing regulation of fuel emissions could increase the cost of energy, including fuel, required to operate our facilities or transport and distribute our products, thereby substantially increasing the distribution and supply chain costs associated with our products.
Tax increases and changes in tax rules could adversely affect our financial results.
Our business is sensitive to changes in both direct and indirect taxes. As a multinational company based in the United States, we are more exposed to the impact of U.S. tax changes than most of our major competitors, especially those that affect the effective corporate income tax rate. Certain tax changes that have been or are currently proposed by the U.S. Congress or the President exemplify this risk, including repealing LIFO (last-in, first-out accounting treatment of inventory) for tax purposes, decreasing or eliminating the ability of U.S.-based companies to receive a tax credit for foreign taxes paid or to obtain a current U.S. tax deduction for certain expenses in the United States related to foreign earnings, changing the U.S. tax treatment of income related to foreign intangibles, decreasing or eliminating the U.S. manufacturing deduction, or changing the rules relating to the depreciation of capital expenditures or the deduction of advertising expenses.
Our business operations are also subject to numerous duties or taxes that are not based on income, sometimes referred to as “indirect taxes,” which include excise taxes, sales or value-added taxes, property taxes, and payroll taxes. Increases in or the imposition of new indirect taxes on our operations or products would increase the cost of our products or, to the extent levied directly on consumers, make our products less affordable, which could negatively affect our financial results by reducing purchases of our products and encouraging consumers to switch to lower-priced or lower-taxed product categories or to drink less. For example, certain jurisdictions such as Australia have increased and may continue to increase excise taxes on beverage alcohol products, which could increase the cost of our products to consumers and could reduce consumer demand in those jurisdictions. Our global business can also be negatively affected by import and export duties, tariff barriers, and related local governmental protectionist measures, and the suddenness and unpredictability with which these can occur. As governmental entities look for increased sources of revenue, it is possible that they may increase taxes on beverage alcohol products. New tax rules, accounting standards, or pronouncements, and changes in interpretation of existing ones, could also have a significant adverse effect on our business and financial results.
Our business performance is substantially dependent upon the continued health of the Jack Daniel’s family of brands.
The Jack Daniel’s family of brands is the primary driver of our revenue and growth. Jack Daniel’s is an iconic global trademark with a loyal consumer fan base, and we invest much effort and many resources to protect and preserve the brand’s reputation for quality, craftsmanship, and responsibility. A brand’s reputational value is based in large part on consumer perceptions, and even an isolated incident that causes harm – particularly one resulting in widespread negative publicity – could adversely influence these perceptions and erode consumer trust and confidence in the brand. Significant damage to the brand equity of Jack Daniel’s would adversely affect our business. Given the importance of Jack Daniel’s to our overall success, a significant or sustained decline in volume or selling price of our Jack Daniel’s products would have a negative effect on our growth and our stock price. Additionally, should we not be successful in our efforts to maintain or increase the relevance of the Jack Daniel’s brand in the minds of current and future consumers, our business and operating results could suffer. For details on the importance of the Jack Daniel’s family of brands to our business, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Fiscal 2015 Brand Highlights.”
Changes in consumer preferences and purchases, and our ability to anticipate or react to them, could negatively affect our business results.
We are a branded consumer products company in a highly competitive market, and our success depends on our continued ability to offer consumers appealing, high-quality products. Consumer preferences and purchases may shift due to a host of factors, many of which are difficult to predict, including changes in economic conditions, demographic and social trends, public health policies and initiatives, changes in government regulation of beverage alcohol products, the potential legalization of marijuana use on a more widespread basis within the United States or elsewhere, and changes in travel, leisure, dining, gifting, entertaining, and beverage consumption trends. Consumers also may begin to prefer the products of competitors or may generally reduce their demand for brands produced by larger companies. For example, smaller local distilleries are experiencing accelerated growth as a result of shifting consumer preferences toward locally-produced, regionally-sourced products. In addition, we could experience unfavorable business results if we fail to attract consumers from diverse backgrounds and ethnicities in the United States and in our other non U.S. markets. Forecasts in the United States for several years after 2015 indicate a slight decrease in the population segment aged 21 to 24; fewer potential consumers in this age bracket could have a negative effect on industry growth rates and our business. To continue to succeed, we must anticipate or react effectively to shifts in demographics, consumer behavior, consumer preferences, drinking tastes, and drinking occasions.
Our plans call for the continued growth of the Jack Daniel’s family of brands. In particular, we plan to continue to grow Jack Daniel’s Tennessee Honey sales globally and to launch Jack Daniel’s Tennessee Fire in the United States this fiscal year. If these plans are unsuccessful, or if we otherwise fail to develop or implement effective business, portfolio, and brand strategies, our growth, stock price, or financial results could suffer. More broadly, if consumers shift away from spirits (particularly brown spirits such as American whiskey and bourbon), our premium-priced brands, or our RTD products, our financial results could be adversely affected.
We believe that new products, line extensions, label and bottle changes, product reformulations, and similar product innovations by both our competitors and us will compete increasingly for consumer drinking occasions. Product innovation is a significant element of our growth strategy; however, there can be no assurance that we will continue to develop and implement successful line extensions, packaging, formulation or flavor changes, or new products. Unsuccessful implementation or short-lived popularity of our product innovations could result in inventory write-offs and other costs, reduction in profits from one year to the next, and also could damage consumers’ perception of the brand family. Our inability to attract consumers to our product innovations relative to our competitors’ products – especially over time – could negatively affect our growth, business, and financial results.
Production facility disruption could adversely affect our business.
Some of our largest brands, including the Jack Daniel’s family of brands and Finlandia Vodka, are produced at a single location. A catastrophic event causing physical damage, disruption, or failure at one of our major distillation or bottling facilities could adversely affect our business. Further, because whiskeys and some tequilas are aged for various periods, we maintain a substantial inventory of aged and maturing products in warehouses at a handful of different sites. The loss of a substantial amount of aged inventory – through fire, other natural or man-made disaster, contamination, or otherwise – could significantly reduce the supply of the affected product or products. A consequence of any of these or other supply or supply chain disruptions could be our inability to meet consumer demand for the affected products for a period of time. In addition, insurance proceeds may be insufficient to cover the replacement value of our inventory of maturing products and other assets if they were to be lost. Disaster recovery plans may not prevent business disruption, and reconstruction of any damaged facilities could require a significant amount of time.
The inherent uncertainty in supply/demand forecasting could adversely affect our business, particularly with respect to our aged products.
There is an inherent risk of forecasting imprecision in determining the quantity of aged and maturing products to produce and hold in inventory in a given year for future sale. The forecasting strategies we use to balance product supply with fluctuations in consumer demand may not be effective for particular years or products. We cannot be sure that we will be successful in using various levers, such as price, to create the desired balance of available supply and consumer demand for particular years or products. As a consequence, we may be unable to meet consumer demand for the affected products for a period of time. Furthermore, not having our products in the market on a consistent basis may adversely affect our brand equity and future sales.
Higher costs or unavailability of materials could adversely affect our financial results, as could our inability to obtain certain finished goods.
Our products use a number of materials and ingredients that we purchase from suppliers. Our ability to make and sell our products depends upon the availability of the raw materials, product ingredients, finished products, wood, glass, bottles, cans, bottle closures, packaging, and other materials used to produce and package them. Without sufficient quantities of one or more key materials, our business and financial results could suffer. For instance, only a few glass producers make bottles on a scale sufficient for our requirements, and a single producer supplies most of our glass requirements. Similarly, a Finnish company distills and bottles Finlandia Vodka for us. In addition, if we experienced a disruption in the supply of American oak logs to produce the new charred oak barrels in which we age our whiskeys, our production capabilities would be compromised. If any of our key suppliers were no longer able to meet our timing, quality, or capacity requirements, ceased doing business with us, or significantly raised prices, and we could not promptly develop alternative cost-effective sources of supply or production, our operations and financial results could suffer.
Higher costs or insufficient availability of suitable grain, agave, water, grapes, wood, glass, closures, and other input materials, or higher associated labor costs or insufficient availability of labor, may adversely affect our financial results, because we may not be able to pass along such cost increases or the cost of such shortages through higher prices to customers without reducing demand or sales. Similarly, when energy costs rise, our transportation, freight, and other operating costs, such as distilling and bottling expenses, also may increase. Our financial results may be adversely affected if we are not able to pass along energy cost increases through higher prices to our customers without reducing demand or sales.
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
Water is one of the major components of our products, so the quality and quantity of available water is important to our ability to operate our business. If droughts become more common or severe, or if our water supply were interrupted for other reasons, high-quality water could become scarce in some key production regions for our products, including Tennessee, Kentucky, California, Finland, Canada, and Mexico.
If the social acceptability of our products declines, or governments adopt policies disadvantageous to beverage alcohol, our business could be adversely affected.
Our ability to market and sell our products depends heavily on societal attitudes toward drinking and governmental policies that both flow from and affect those attitudes. In recent years, increased social and political attention has been directed at the beverage alcohol industry. For example, there remains continued attention focused largely on public health concerns related to alcohol abuse, including drunk driving, underage drinking, and the negative health impacts of the abuse and misuse of beverage alcohol. While most people who drink enjoy alcoholic beverages in moderation, it is commonly known and well reported that excessive levels or inappropriate patterns of drinking can lead to increased risk of a range of health conditions and, for certain people, can result in alcohol dependence. Some academics and public health officials as well as critics of the alcohol industry in the United States, Europe, and other countries continue to seek governmental measures to make beverage alcohol products more expensive, less available, or more difficult to advertise and promote. If future research indicated more widespread serious health risks associated with alcohol consumption – particularly with moderate consumption – or if for any reason the social acceptability of beverage alcohol were to decline significantly, sales of our products could decrease.

Significant additional labeling or warning requirements or limitations on the availability of our products could inhibit sales of affected products.
Various jurisdictions have adopted or may seek to adopt significant additional product labeling or warning requirements or limitations on the availability of our products relating to the content or perceived adverse health consequences of some of our products. Several such labeling regulations or laws require warnings on any product with substances that the state lists as potentially causing cancer or birth defects. Our products already raise health and safety concerns for some regulators, and heightened requirements could be imposed. If additional or more severe requirements of this type become applicable to one or more of our major products under current or future health, environmental, or other laws or regulations, they could inhibit sales of such products.
We face substantial competition in our industry, and consolidation among beverage alcohol producers, wholesalers, or retailers, or changes to our route-to-consumer model, could hinder the marketing, sale, or distribution of our products.
We use different business models to market and distribute our products in different countries around the world. In the United States, we sell our products either to distributors for resale to retail outlets or, in those states that control alcohol sales, to state governments who then sell them to retail customers and consumers. In our non-U.S. markets, we use a variety of route-to-consumer models – including, in many markets, reliance on others to market and sell our products. Consolidation among spirits producers, distributors, wholesalers, suppliers, or retailers could create a more challenging competitive landscape for our products. Consolidation at any level could hinder the distribution and sale of our products as a result of reduced attention and resources allocated to our brands both during and after transition periods, because our brands might represent a smaller portion of the new business portfolio. Expansion into new product categories by other suppliers, or innovation by new entrants into the market, could increase competition in our product categories. For example, we are experiencing increased competition for some of our products from new entrants in the small-batch or craft spirits category. Changes to our route-to-consumer models or partners in important markets could result in temporary or longer-term sales disruption, could result in higher costs, and could negatively affect other business relationships we might have with that partner. Disruption of our distribution network or fluctuations in our product inventory levels at distributors, wholesalers, or retailers could negatively affect our results for a particular period. Further, while we currently believe we have sufficient scale to succeed relative to our major competitors, we nevertheless face a risk that continuing consolidation of large beverage alcohol companies could put us at a competitive disadvantage.
Our competitors may respond to industry and economic conditions more rapidly or effectively than we do. Other suppliers, as well as wholesalers and retailers of our brands, offer products that compete directly with ours for shelf space, promotional displays, and consumer purchases. Pricing (including price promotions, discounting, couponing, and free goods), marketing, new product introductions, entry into our distribution networks, and other competitive behavior by other suppliers, and by wholesalers and retailers, could adversely affect our sales, margins, and profitability. While we seek to take advantage of the efficiencies and opportunities that large retail customers can offer, large retail customers often seek lower pricing and purchase volume flexibility, offer competing own-label products, and represent a large number of other competing products. If the buying power of these large retail customers continues to increase, it could negatively affect our financial results.
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
Our brand names, trademarks, and related intellectual property rights are critical assets, and our business depends on our protecting them successfully. We may be unsuccessful in protecting our intellectual property rights around the world or in challenging those who imitate our products. Although we believe that our intellectual property rights are legally protected in the markets in which we do business, the ability to register and enforce intellectual property rights varies from country to country. We may not be able to secure trademark registrations in every country in which we wish to sell a particular product, and we may not get favorable protective decisions by courts or trademark offices.
Many global spirits brands, including our brands, experience problems with product counterfeiting and other forms of trademark infringement. We work cooperatively with other spirits industry companies through our membership in the International Federation of Spirits Producers (IFSP) to combat spirits counterfeiting. While we believe the IFSP generally to be an effective organization, IFSP is not active in every market and its efforts are subject to cooperation with local authorities and courts in the markets where it is active. Despite our and IFSP’s efforts, confusingly similar, lower-quality, or even counterfeit products harmful to consumers could reach the market and adversely affect our intellectual property rights, brand equity, corporate reputation, or financial results. In addition, the industry as a whole could suffer negative effects related to the manufacture, sale, and consumption of illegally produced beverage alcohol.
Product recalls or other product liability claims could materially and adversely affect our sales.
The success of our brands depends upon the positive image that consumers have of those brands. We could decide to, or be required to, recall products due to suspected or confirmed product contamination, product tampering, spoilage, or other quality issues. Any of these events could adversely affect our sales. Actual contamination, whether deliberate or accidental, could lead to inferior product quality and even illness, injury or death to consumers, potential liability claims, and material loss. Should a product recall become necessary, or we voluntarily recall a product in the event of contamination, damage, or other quality issue, sales of the affected product or our broader portfolio of brands could be adversely affected. A significant product liability judgment or widespread product recall may negatively impact the sales and profitability of the affected brand or brands. Even if a product liability claim is unsuccessful or is not fully pursued, resulting negative publicity could adversely affect our reputation with existing and potential customers and our corporate and brand image.
Litigation and legal disputes could expose our business to financial and reputational risk.
Major private or governmental litigation challenging the production, marketing, promotion, distribution, or sale of beverage alcohol or specific brands could affect our ability to sell products. Because litigation and other legal proceedings can be costly to defend, even actions that are ultimately decided in our favor could have a negative impact on our business reputation or financial results. Lawsuits have been brought against beverage alcohol companies alleging problems related to alcohol abuse, negative health consequences from drinking, problems from alleged marketing or sales practices, or underage drinking. While these lawsuits have been largely unsuccessful in the past, others may succeed in the future. We could also experience employment-related class actions, environmental claims, commercial disputes, product liability actions stemming from a beverage or container production defect, a whistleblower suit, or other major litigation that could adversely affect our business results, particularly if there is negative publicity or to the extent the losses or expenses were not insurable or insured.
Governmental actions around the world to enforce trade practice, money laundering, anti-corruption, competition, tax, environmental, and other laws are also a continuing compliance risk for global companies such as ours. In addition, as a U.S. public company we are exposed to the risk of securities-related class action suits, particularly following a precipitous drop in the share price of our stock. Adverse developments in major lawsuits concerning these or other matters could have a material adverse effect on our business.
A failure or corruption of one or more of our key information technology systems, networks, processes, associated sites, or service providers could have a material adverse impact on our business.
We rely on information technology (IT) systems, networks, and services, including internet sites, data hosting and processing facilities and tools, hardware (including laptops and mobile devices), software, and technical applications and platforms, some of which are managed, hosted, provided, or used by third parties or their vendors, to help us manage our business. The various uses of these IT systems, networks, and services include, but are not limited to: hosting our internal network and communication systems; ordering and managing materials from suppliers; supply/demand planning; production; shipping product to customers; hosting our branded websites and marketing products to consumers; collecting and storing customer, consumer, employee, investor, and other data; processing transactions; summarizing and reporting results of operations; hosting, processing, and sharing confidential and proprietary research, business plans, and financial information; complying with regulatory, legal, or tax requirements; providing data security; and handling other processes necessary to manage our business.

Increased IT security threats and more sophisticated cyber crime pose a potential risk to the security of our IT systems, networks, and services including those that are managed, hosted, provided, or used by third-parties, as well as the confidentiality, availability, and integrity of our data. If the IT systems, networks, or service providers we rely upon fail to function properly, or if we suffer a loss or disclosure of business or other sensitive information, due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively and timely address these failures, we may suffer interruptions in our ability to manage operations and reputational, competitive, or business harm, which may adversely affect our business operations or financial condition. In addition, such events could result in unauthorized disclosure of material confidential information, and we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us or to our partners, our employees, customers, suppliers, or consumers. In any of these events, we could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and IT systems.
Negative publicity could affect our stock price and business performance.
Unfavorable publicity, whether accurate or not, related to our industry or to us or our brands, marketing, personnel, operations, business performance, or prospects could negatively affect our corporate reputation, stock price, ability to attract high-quality talent, or the performance of our business. Adverse publicity or negative commentary on social media outlets, particularly any such negative commentary on social media outlets that goes “viral,” could cause consumers to react by avoiding our brands or choosing brands offered by our competitors, which could materially negatively affect our financial results.
Our failure to attract or retain key executive or employee talent could adversely affect our business.
Our success depends upon the efforts and abilities of our senior management team, other key employees, and a high-quality employee base, as well as our ability to attract, motivate, reward, and retain them. Difficulties in hiring or retaining key executive or other employee talent, or the unexpected loss of experienced employees, could have an adverse impact on our business performance.
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
A substantial majority of our voting stock is controlled by members of the Brown family, and collectively, they have the ability to control the outcome of stockholder votes, including the election of all of our directors and the approval or rejection of any merger, change of control, or other significant corporate transaction. We believe that having a long-term-focused, committed, and engaged shareholder base provides us with an important strategic advantage, particularly in a business with aged products and multi-generational brands. This advantage could be eroded or lost, however, should Brown family members cease, collectively, to be controlling stockholders of the Company. We desire to remain independent and family-controlled, and we believe the Brown family stockholders share these interests. However, the Brown family’s interests may not always be aligned with other stockholders’ interests. By exercising their control, the Brown family could cause the Company to take actions that are at odds with the investment goals of institutional, short-term, non-voting, or other non-controlling investors, or that have a negative effect on our stock price.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Company-owned production facilities include distilleries, a winery, a concentrate plant, bottling plants, warehousing operations, saw mills, and cooperages. We also have agreements with other parties for contract production in Australia, Belgium, China, Estonia, Finland, Mexico, the Netherlands, South Africa, and the United States.
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

•
International: Guadalajara, Mexico; Sydney, Australia; Hamburg, Germany; Paris, France; Warsaw, Poland; London, United Kingdom; Prague, Czech Republic; Mexico City, Mexico; São Paulo, Brazil; Amsterdam, Netherlands; and Hong Kong.

Significant Properties

Location	Principal Activities	Notes

United States:
Louisville, Kentucky	Corporate offices	Includes several renovated historic structures
Distilling, bottling, warehousing
	Cooperage	Brown-Forman Cooperage
Lynchburg, Tennessee	Distilling, bottling, warehousing	Home of the Jack Daniel’s family of brands
Visitors’ center
Woodford County, Kentucky	Distilling, bottling, warehousing	Home of Woodford Reserve
Visitors’ center
Windsor, California	Winery, bottling, warehousing	Home of Sonoma-Cutrer
Visitors’ center
Decatur, Alabama	Cooperage	Jack Daniel Cooperage
Clifton, Tennessee	Stave and heading mill
Stevenson, Alabama	Stave and heading mill
Spencer, Indiana	Stave and heading mill	Acquired in first quarter fiscal 2016
Jackson, Ohio	Stave and heading mill	Land is leased from a third party

International:
Collingwood, Canada	Distilling, warehousing	Home of Canadian Mist
Cour-Cheverny, France	Distilling, bottling, warehousing	Home of Chambord
Amatitán, Mexico	Distilling, bottling, warehousing	Home of our tequilas and New Mix RTDs
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our Class A and Class B common stock is traded on the New York Stock Exchange (under the symbols “BFA” and “BFB,” respectively). As of May 31, 2015, there were 2,712 holders of record of Class A common stock and 5,265 holders of record of Class B common stock. Because of overlapping ownership between classes, as of May 31, 2015, we had only 5,877 distinct record holders.
The following table sets forth, for the quarterly periods indicated, the high and low sales prices per share for our Class A and Class B common stock, as reported on the New York Stock Exchange composite tape, and dividend per share information:

	Fiscal 2014					Fiscal 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Market price per share:
Class A high	$75.47	$74.65	$79.83	91.00	$91.00	$95.29	$93.09	$98.00	$95.23	$98.00
Class A low	67.00	65.46	71.00	74.67	65.46	85.98	81.38	85.33	86.85	81.38
Class B high	74.29	74.96	80.76	91.15	91.15	97.15	93.62	97.97	93.99	97.97
Class B low	66.44	66.41	72.11	75.54	66.41	86.48	81.89	85.43	86.71	81.89
Cash dividends per share:
Declared	0.51	—	0.58	—	1.09	0.58	—	0.63	—	1.21
Paid	0.26	0.26	0.29	0.29	1.09	0.29	0.29	0.32	0.32	1.21

Note: Quarterly amounts do not add to amounts for the year due to rounding.

Equity Compensation Plan Information
The following table summarizes information as of April 30, 2015, relating to our equity compensation plans pursuant to which grants of stock options, stock appreciation rights, restricted stock, market value units, performance units or other equity awards have been made.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights[1]	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights[2]	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by Class A common stockholders	1,901,441	$48.46	7,253,166
1Includes 1,773,777 Class B common shares to be issued upon exercise of stock-settled stock appreciation rights (SSARs); 81,322 Class B common restricted stock units (RSUs); 21,506 Class A common deferred stock units (DSUs); and 24,836 Class B common DSUs issued under the Brown-Forman 2004 or 2013 Omnibus Compensation Plans. Does not include issued shares of performance-based restricted stock. SSARs are exercisable for an amount of our common stock with a value equal to the increase in the fair market value of the common stock from the date the SSARs were granted. The fair market value of our common stock at fiscal year-end has been used for the purposes of reporting the number of shares to be issued upon exercise of the 3,817,206 SSARs outstanding at fiscal year-end.
2RSUs and DSUs do not have an exercise price because their value depends on continued employment or service over time, and are to be settled for shares of Class B common stock. Accordingly, these have been disregarded for purposes of computing the weighted-average exercise price.

Stock Performance Graph
The graph below compares the cumulative total shareholder return of our Class B common stock for the last five years with the Standard & Poor’s 500 Stock Index, the Dow Jones U.S. Consumer Goods Index, and the Dow Jones U.S. Food & Beverage Index. The information presented assumes an initial investment of $100 on April 30, 2010, and that all dividends were reinvested. The cumulative returns shown on the graph represent the value that these investments would have had on April 30 in the years since 2010.

Share Repurchases
The following table provides information about shares of our common stock that we acquired during the quarter ended April 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
February 1, 2015 - February 28, 2015	152,944	$88.91	152,944	$170,000,000
March 1, 2015 - March 31, 2015	815,595	$88.71	815,595	$1,097,700,000
April 1, 2015 - April 30, 2015	1,154,886	$91.59	1,154,886	$991,900,000
Total	2,123,425	$90.29	2,123,425
As we announced on October 15, 2014, our Board of Directors authorized us to repurchase up to $250 million of our outstanding Class A and Class B common shares from October 15, 2014, through October 14, 2015, subject to market and other conditions. As we announced on March 25, 2015, the Board approved a $1 billion increase to the share repurchase authorization and extended it through March 24, 2016, subject to market and other conditions. The shares presented in the table above were acquired under these Board authorizations.

Item 6. Selected Financial Data
This selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the accompanying Notes contained in “Item 8. Financial Statements and Supplementary Data.”
BROWN-FORMAN CORPORATION
SELECTED FINANCIAL DATA
(Dollars in millions, except per share amounts)

Year Ended April 30,	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Continuing Operations:
Net sales	$2,412	2,806	3,282	3,192	3,226	3,404	3,614	3,784	3,946	4,096
Gross profit	$1,308	1,481	1,695	1,577	1,611	1,724	1,795	1,955	2,078	2,183
Operating income	$563	602	685	661	710	855	788	898	971	1,027
Net income	$395	400	440	435	449	572	513	591	659	684
Weighted average shares used to calculate earnings per share
– Basic	228.9	230.4	229.6	225.7	221.8	218.4	214.5	213.4	213.5	211.6
– Diluted	231.4	232.8	231.6	227.1	222.9	219.8	216.1	215.0	215.1	213.1
Earnings per share from continuing operations
– Basic	$1.73	1.74	1.91	1.92	2.02	2.61	2.39	2.77	3.08	3.23
– Diluted	$1.71	1.72	1.89	1.91	2.01	2.60	2.37	2.75	3.06	3.21
Gross margin	54.2%	52.8%	51.6%	49.4%	50.0%	50.7%	49.7%	51.7%	52.7%	53.3%
Operating margin	23.3%	21.5%	20.9%	20.7%	22.0%	25.1%	21.8%	23.7%	24.6%	25.1%
Effective tax rate	29.3%	31.7%	31.7%	31.1%	34.1%	31.0%	32.5%	31.7%	30.5%	31.7%
Average invested capital	$1,863	2,431	2,747	2,893	2,825	2,711	2,803	2,834	3,131	3,196
Return on average invested capital	21.9%	17.4%	17.2%	15.9%	16.6%	21.8%	19.1%	21.7%	21.6%	22.0%
Total Company:
Cash dividends declared per common share	$0.56	0.62	0.69	0.75	0.78	1.49	0.89	4.98	1.09	1.21
Average stockholders’ equity	$1,397	1,700	1,668	1,793	1,870	1,904	2,046	1,879	1,817	2,040
Total assets at April 30	$2,728	3,551	3,405	3,475	3,383	3,712	3,477	3,626	4,103	4,193
Long-term debt at April 30	$351	422	417	509	508	504	503	997	997	748
Total debt at April 30	$576	1,177	1,006	999	699	759	510	1,002	1,005	1,188
Cash flow from operations	$343	355	534	491	545	527	516	537	649	608
Return on average stockholders’ equity	22.9%	22.9%	26.4%	24.2%	24.0%	30.0%	25.1%	31.4%	36.3%	33.5%
Total debt to total capital	26.9%	42.8%	36.8%	35.5%	26.9%	26.9%	19.8%	38.1%	33.1%	38.4%
Dividend payout ratio	40.0%	36.8%	35.8%	38.9%	38.7%	57.0%	37.4%	179.8%	35.3%	37.5%

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand Brown-Forman, our operations, our financial results, and our current business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our Consolidated Financial Statements and the accompanying Notes contained in “Item 8. Financial Statements and Supplementary Data.”
Volume and Depletions
When discussing volume, unless otherwise specified, we refer to “depletions,” a term commonly used in the beverage alcohol industry. We define “depletions” as either (a) our shipments directly to retailers or wholesalers, or (b) shipments from our distributor customers to retailers and wholesalers. Because we generally record revenues when we ship our products to our customers, our reported sales for a period do not necessarily reflect actual consumer purchases during that period. We believe that our depletions measure volume in a way that more closely reflects consumer demand than our shipments to distributor customers do.
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
We present changes in certain income statement line-items that are adjusted to an “underlying” basis, which we believe assists in understanding both our performance from period to period on a consistent basis, and the trends of our business. Non-GAAP “underlying” measures include changes in (a) underlying net sales, (b) underlying cost of sales, (c) underlying excise taxes, (d) underlying gross profit, (e) underlying advertising expenses, (f) underlying selling, general, and administrative expenses, and (g) underlying operating income. To calculate each of these measures, we adjust for (a) foreign currency exchange and (b) if applicable, estimated net changes in distributor inventories. We explain these adjustments below.

•
“Foreign exchange.” We calculate the percentage change in our income statement line-items in accordance with GAAP and adjust to exclude the cost or benefit of currency fluctuations. Adjusting for foreign exchange allows us to understand our business on a constant dollar basis, as fluctuations in exchange rates can distort the underlying trend both positively and negatively. (In this report, “dollar” always means the U.S. dollar unless stated otherwise.) To eliminate the effect of foreign exchange fluctuations when comparing across periods, we translate current year results at prior-year rates.

•
“Estimated net change in distributor inventories.” This measure refers to the estimated net effect of changes in distributor inventories on changes in our measures. For each period being compared, we estimate the effect of distributor inventory changes on our results using depletion information provided to us by our distributors. We believe that this adjustment reduces the effect of varying levels of distributor inventories on changes in our measures and allows us to understand better our underlying results and trends.

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
We also use the following additional non-GAAP financial measures:
“Net debt.” This measure refers to the sum of (a) long-term debt, (b) the current portion of long-term debt, and (c) short-term borrowings, less (d) cash and cash equivalents. Management uses net debt as an additional measure of liquidity.
“Return on average invested capital.” This measure refers to the sum of net income and after-tax interest expense, divided by average invested capital. Average invested capital equals assets less liabilities, excluding interest-bearing debt and is calculated using the average of the most recent 13 month-end balances. After-tax interest expense equals interest expense multiplied by one minus our effective tax rate. We consider return on average invested capital to be a meaningful indicator of how effectively and efficiently we use invested capital in our business.

Our MD&A includes the following sections:

EXECUTIVE SUMMARY	24
RESULTS OF OPERATIONS	30
LIQUIDITY AND CAPITAL RESOURCES	39
LONG-TERM OBLIGATIONS	42
CRITICAL ACCOUNTING POLICIES AND ESTIMATES	42
EXECUTIVE SUMMARY
Overview
Over the past several years, including fiscal 2015, we have made progress toward realizing the ambitions of our long-term strategy, which was first set forth in fiscal 2010 and has evolved along with our business since then. Here is a discussion of recent developments:

•
We have further developed the Jack Daniel’s family of brands through innovations designed to create new demand for products from the world’s foremost maker of American whiskey. These efforts resulted in the successful launch of Jack Daniel’s Tennessee Honey (JDTH) and a series of ultra-premium-priced line extensions. We began testing Jack Daniel’s Tennessee Fire in the United States in April 2014 in three states, expanded to five additional states during the second quarter of fiscal 2015, and, encouraged by the positive consumer reaction, launched the line extension nationwide in the fourth quarter of fiscal 2015. At the same time, we have invested steadily in our core Jack Daniel’s Tennessee Whiskey (JDTW) brand to support its growth broadly around the world and to support our price increases in recent years.

We have been expanding our production capacity for the Jack Daniel’s family of brands so that we can satisfy expected demand. In fiscal 2014, we completed construction of the Jack Daniel Cooperage in Decatur, Alabama. We believe that we were already the largest maker of new whiskey barrels in the world before the new cooperage significantly added to our capacity. We believe that our ownership of new whiskey barrel manufacturing facilities is unique among our competitors, and that our control over this critical input to the whiskey-making process gives us a competitive advantage. We announced a major expansion of our distilling capacity in August 2013, and we expect to complete construction of a new distillery on our property in Lynchburg, Tennessee, during the first quarter of fiscal 2016. The next stage of our expansion in Lynchburg will add bottling capacity and finished product warehousing over a two-year period, to be completed in fiscal 2017.

•
The recent growth of the Jack Daniel’s family of brands is the most important measure of our progress toward becoming a global leader in whiskey. Woodford Reserve’s growth has also helped us move forward on this ambition, as this super-premium brand grew volume at a compound annual rate of more than 22% from fiscal 2010 to fiscal 2015 – more than doubling its volume to just under 400,000 nine-liter cases in fiscal 2015. In June 2013, we announced a more than $35 million expansion at our Woodford Reserve Distillery to support our expected growth. During fiscal 2014, we completed a renovation of our visitors’ center at the Woodford Reserve Distillery to better serve the large and growing number of Woodford Reserve brand lovers who visit annually. As part of the expansion, during fiscal 2015, we completed the construction of two new warehouses.

•
Brown-Forman was founded in 1870 with Old Forester, the world’s first bottled bourbon brand. Old Forester has remained a favorite among true bourbon aficionados while attracting a new generation of fans; its underlying net sales increased a substantial 35% (38% reported) in fiscal 2015. We plan to leverage the current momentum of Old Forester and the favorable trends in American whiskeys to develop Old Forester as a national and international iconic bourbon brand. In support of this ambition, we announced the construction of the Old Forester Distillery and urban bourbon experience in fiscal 2014, and in May 2015 purchased two historic buildings on Main Street in Louisville for its location. We expect to open the Old Forester Distillery in the fall of 2016 and anticipate investing approximately $45 million in this project.

•
We divested our Hopland-based wine brands in 2011, leaving us with a portfolio primarily focused on spirits. We have not made any material acquisitions since then (but see the next paragraph for a description of a recent minor acquisition). During this time, we have pursued growth of our spirits portfolio mostly through organic growth, with innovation playing a key role. In addition to our successful efforts to develop and introduce new products and line extensions for the Jack Daniel’s family of brands, we have pursued growth through innovation in the rest of our portfolio. Notable introductions have included Southern Comfort Lime (introduced in fiscal 2011) and Woodford Reserve Double Oaked (fiscal 2012). In fiscal 2015, we launched Herradura Ultra in Mexico during our second quarter and Southern Comfort Caramel in the United States during our third quarter.

•
In June 2015 (fiscal 2016), we purchased all of the shares of Slane Castle Irish Whiskey Limited and announced our plans to invest $50 million to build a new distillery, construct warehouses, and develop a consumer experience, on the historic Slane Castle Estate in Ireland. We decided to add an Irish whiskey to our portfolio because it has been one of the fastest-growing components of the global whiskey category recently, and we believe that with our expertise in whiskey making, the new whiskeys from the Slane Castle Irish Whiskey Distillery will have a bright future. We plan to open the Slane Castle Whiskey Distillery in late 2016 and to introduce new Irish whiskeys in the spring of 2017, initially using high-quality whiskey purchased from other Irish distilleries and then finished to Slane’s specifications while the whiskey made at the new Slane Distillery matures.

•
Since 2010, we have pursued international growth both in our larger, developed markets and with increasing focus in the emerging world. Our most visible progress has been the evolution of our route-to-consumer strategy in several key markets. We set up new distribution companies in three of our current top ten countries (Germany, France, and Turkey) and also in Brazil, a market that we believe is among our most promising long-term growth opportunities. We have added substantially to our employee base outside the United States, mostly in markets where we evolved our route-to-consumer strategy.

•
Our capital deployment initiatives have been focused on (1) enabling the expected future growth of our existing businesses through investments in our production capacity and innovation (discussed above) as well as in resources needed to grow our existing portfolio (advertising and promotions, and SG&A) and (2) returning cash to our shareholders. From fiscal 2010 through 2015, we have returned over $3.2 billion to our shareholders through $1.2 billion in regular quarterly dividends, $1.0 billion in two special dividends, and $1 billion through share repurchases.

Summary and Timing of Recent Developments

Fiscal year	PORTFOLIO	ROUTE-TO-CONSUMER	PRODUCTION

2011	Introduced Jack Daniel’s Tennessee Honey in April	Started distribution operations in Germany
	Introduced Southern Comfort Lime	Started distribution operations in Brazil
Sold Hopland-based wine brands and properties
2012	Introduced Woodford Reserve Double Oaked	Started distribution operations in Turkey
Introduced Jack Daniel’s Winter Jack
2013	Introduced Jack Daniel’s Sinatra Select		Announced plans for the Jack Daniel Cooperage
Introduced Jack Daniel’s Tennessee Rye Whiskey
2014	Introduced Jack Daniel’s No. 27 Gold Tennessee Whiskey	Started distribution operations in France	Announced capacity expansion at the Woodford Reserve Distillery
	Introduced Jack Daniel’s Tennessee Fire (limited test)		Announced capacity expansion at the Jack Daniel Distillery
Opened the Jack Daniel Cooperage
2015	Introduced Herradura Ultra in Mexico in the second quarter		Announced plans for the Old Forester Distillery and bourbon experience
	Introduced Southern Comfort Caramel in the United States (Q3)		Completed new barrel warehouses at Jack Daniel's and Woodford Reserve
Introduced Jack Daniel’s Tennessee Fire nationwide in the United States (Q4)
2016	Announced purchase of Slane Castle Irish Whiskey Limited in the first quarter		Announced plans for the construction of new distillery at Slane Castle in Ireland

Fiscal 2015 Financial Highlights
Summary of Operating Performance Fiscal 2013 - 2015

				Reported Change		Underlying Change[1]
Fiscal year ended April 30	2013	2014	2015	2014 vs. 2013	2015 vs. 2014	2014 vs. 2013	2015 vs. 2014

Net sales	$3,784	$3,946	$4,096	4%	4%	6%	6%
Excise taxes	935	955	962	2%	1%	5%	5%
Cost of sales	894	913	951	2%	4%	3%	7%
Gross profit	1,955	2,078	2,183	6%	5%	8%	7%
Advertising	408	436	437	7%	—%	8%	5%
SG&A	650	686	697	6%	2%	6%	4%
Operating income	$898	$971	$1,027	8%	6%	11%	9%

Gross margin	51.7%	52.7%	53.3%	1.0pp	0.6pp
Operating margin	23.7%	24.6%	25.1%	0.9pp	0.5pp

Interest expense, net	$33	$24	$25	(27)%	6%
Effective tax rate	31.7%	30.5%	31.7%	(1.2)pp	1.2pp
Diluted earnings per share	$2.75	$3.06	$3.21	11%	5%
Return on average invested capital[2]	21.7%	21.6%	22.0%	(0.1)pp	0.4pp

1See “Non-GAAP Financial Measures” above for details on our use of “underlying changes” for net sales, excise taxes, cost of sales, gross profit, advertising expenses, SG&A expenses, and operating income, including how these measures are calculated and the reasons why we think this information is useful to readers.
2See “Non-GAAP Financial Measures” above for details on our use of “return on average invested capital,” including how this measure is calculated and the reasons why we think this information is useful to readers.
In fiscal 2015 compared to fiscal 2014, we grew our underlying net sales by 6% (4% reported), increased underlying operating income by 9% (6% reported), and delivered a 5% increase in diluted earnings per share. We improved our margins in fiscal 2015, as we added 60 basis points to our gross margin and 50 basis points to our operating margin. These operating results were driven largely by our American whiskey portfolio, led by the Jack Daniel’s family of brands. Our net sales growth was driven by the United States, France, and emerging markets while the rest of the developed international markets grew more slowly. Foreign exchange negatively affected our reported operating results. In fiscal 2015, our return on average invested capital improved modestly, despite near record levels of capital spending of $120 million in our capacity expansion projects and increased working capital related to our maturing whiskey inventory. Also during fiscal 2015, we returned $718 million in cash to our shareholders through dividend payments of $256 million and share repurchases of $462 million, while maintaining investment-grade credit ratings.
Outlook
Looking ahead to fiscal 2016, we are optimistic about our prospects for continued net sales and operating income growth, and we expect to make further progress toward our strategic ambitions. We describe below the trends, developments, and uncertainties that we expect to affect our business.

•
Favorable American whiskey trends. We believe that the market for American whiskey is growing faster than total distilled spirits globally and that premium American whiskey is among the best-performing components of the broader whiskey category.[1] We face strong competition, and the size of the opportunity is bringing new entrants to the market. Even so, we believe that our whiskey brands are poised to benefit from this trend, including Jack Daniel’s Tennessee Whiskey, Woodford Reserve, and Old Forester. Furthermore, we believe that we are well positioned to access emerging

[1] The IWSR, 2014 data.

growth opportunities driven by consumer trends affecting the category, including increased interest in luxury, craft, and small-batch whiskeys. We believe that we can benefit from these trends with our existing portfolio of American whiskeys, and – when our assessment of opportunity supports it – we expect to bring other new products and line extensions to the market.

•
Growing importance of flavored whiskeys. Flavored whiskey continues to be the fastest-growing category of whiskey.[1] Because we essentially concluded the global rollout of Jack Daniel’s Tennessee Honey in fiscal 2015, its growth rates are slowing; however, we expect it will still be an important contributor to our growth in fiscal 2016. Additionally, since the rollout of Jack Daniel’s Tennessee Honey, cinnamon flavors have become the largest component of the flavored whiskey category. Accordingly, we anticipate that Jack Daniel’s Tennessee Fire, recently launched nationwide in the United States, will be an important contributor of growth for the Jack Daniel’s family of brands in fiscal 2016.

•
Uncertain reaction to our pricing plans. During fiscal years 2013 and 2014, and to a lesser extent in fiscal 2015, our operating results have benefited from price increases for several of our brands, including, most importantly, JDTW. Higher pricing has contributed strongly to net sales growth, gross margin improvement, and operating profit improvement over the past three years. Looking ahead, we anticipate volume will be the more significant driver of growth compared with the last few years. We plan to increase prices in fiscal 2016, but not as much as in recent years. We generally have not raised prices in international markets in response to the strengthened U.S. dollar, however, we have recently increased prices in Russia and certain other markets. Overall, we believe that our balanced approach to pricing will continue to support net sales growth, but we are unsure how our customers and consumers will react – especially in those markets where we have increased prices recently. We may need to reduce prices if consumers react negatively to our price increases or to changes in relative pricing compared to our main competitors.

•
Uncertain increase in costs of sales. We expect that freight, logistics, and raw materials costs will generally increase in the low single digits during fiscal 2016. Our cost of sales are somewhat sensitive to variation in prices of certain commodities, including prices of corn, natural gas, oil, and wood used in our barrels, among others. Wood barrels are an essential input to our whiskeys, and we believe that our vertical integration with respect to the manufacture of barrels ensures high quality and consistent, timely availability for our whiskey distilleries. In addition to our cooperages where we assemble finished barrels, we currently manufacture wood staves and headings at three mills and will be adding to capacity with a fourth mill acquired in the first quarter of fiscal 2016.

Current dynamics in the markets for American white oak logs and partially-processed barrel components, such as wood staves and headings (collectively, wood inputs), have led to simultaneously higher demand and lower supply resulting in, from time to time, higher prices. While many factors are driving demand, among these is the recent and sustained rise in the popularity of whiskey, particularly American whiskey. While American white oak, the raw material used to make our barrels, is not in short supply, we believe that supply of wood inputs is constrained primarily by stave and heading mill capacity, and to a lesser extent, by logging capacity. These market forces could cause prices for wood inputs to rise, which could lead to higher cost of sales for our whiskeys. We believe that our investments in barrel manufacturing partially mitigate this risk.

•
Uncertain impact of excise taxes and government regulations restricting trade in wine and spirits. From time to time, governments increase excise taxes or duties on spirits and introduce other regulatory measures that either restrict our ability to sell and market our brands or raise the cost of our doing so. In fiscal 2016, we are aware of several enacted (or proposed and likely-to-be-enacted) excise tax increases. Whenever practicable, we increase our prices to the extent of those tax increases. We do not believe that any one known or expected excise tax increase will have a significant negative effect on our results, nor do we expect that they collectively will. But because excise tax increases can lead to inflation in consumer prices, the cumulative effect over time in a given market could soften demand for our products. For example, excise taxes in Australia have steadily increased because they are indexed to the consumer price index and adjusted twice a year – cumulatively increasing 20% since 2008, to the point where excise taxes on spirits in Australia are currently over 50% higher than the average of other OECD countries. We believe that this situation negatively affected consumer demand and contributed to the slowdown in our results there in fiscal 2015. Although calls for excise tax reform in Australia have been raised, we believe the country is currently planning on continued increases.

•
Emerging-market uncertainty. During fiscal 2015, we grew net sales in emerging markets, led by the Jack Daniel’s family of brands, while our competition reported generally stable results in emerging markets. We experienced challenges in Poland and to a lesser extent in Mexico and Russia but, collectively, our emerging markets have grown net sales consistently and at higher rates than our developed markets in recent years. We expect this to continue, but we are cautious about our

[1] The IWSR, 2014 data.

growth outlook given the geopolitical uncertainty in Russia and Ukraine. These two countries, and more broadly the emerging markets in eastern Europe and central Asia, have been important to our emerging markets net sales growth in recent years, including in fiscal 2015.

•
Foreign currency headwinds anticipated to continue. The more we expand our business globally, the more exchange rate fluctuations relative to the U.S. dollar influence our financial results. We sell more in local currencies than we purchase – for example, Jack Daniel’s Tennessee Whiskey can be produced only in Tennessee. Accordingly, we have a net exposure to changes in the value of the U.S. dollar relative to other currencies. Additionally, the U.S. dollar is the functional currency for most of our consolidated operations. Our reported results were significantly affected in fiscal 2015 by negative foreign exchange due to the strength of the U.S. dollar, and we anticipate our fiscal 2016 results will be negatively affected as well. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for more information about foreign exchange and our business.

We believe that we are well-positioned to take advantage of the opportunities and to address the challenges related to the trends and uncertainties noted above. However, we may not succeed in taking full advantage of these opportunities, and any of these challenges could have a material adverse effect on our business.
See ‘‘Item 1A. Risk Factors’’ for details about risks and uncertainties that could affect our business or results.

RESULTS OF OPERATIONS – FISCAL 2015 MARKET HIGHLIGHTS
The following table shows net sales results for our ten largest markets, summarized by geographic area, for the fiscal year ended April 30, 2015, compared to the prior fiscal year. We discuss the most significant changes in net sales for each geography.
Top 10 Markets - Percentage of Fiscal 2015 Total Net Sales and Fiscal 2015 Net Sales Growth by Geographic Area

		Net Sales[1] % Change vs. 2014
Markets	% of Fiscal 2015 Net Sales	Reported	Foreign Exchange	Net Chg in Est. Distributor Inventories	Underlylng
United States	43%	10%	—%	(2)%	8%
Europe	31%	1%	6%	(1)%	6%
United Kingdom	9%	2%	4%	—%	5%
Germany	4%	(9)%	7%	—%	(2)%
Poland	4%	(14)%	7%	—%	(7)%
France	3%	77%	12%	(47)%	42%
Russia	2%	(6)%	2%	7%	4%
Turkey	2%	19%	13%	—%	32%
Rest of Europe	8%	(2)%	7%	2%	7%
Australia	11%	(8)%	7%	—%	(1)%
Other	15%	4%	4%	1%	10%
Mexico	6%	(3)%	6%	—%	3%
Canada	1%	1%	6%	3%	10%
Rest of Other	8%	10%	3%	2%	15%
TOTAL	100%	4%	3%	(1)%	6%
* Totals may differ due to rounding

1See “Non-GAAP Financial Measures” above for details on our use of “underlying change” in net sales, including how this measure is calculated and the reasons why we think this information is useful to readers.

The United States, our largest and most important market, accounted for 43% of our reported net sales in fiscal 2015 and 41% of net sales in fiscal 2014. In fiscal 2015, underlying net sales in the United States increased 8%, driven by the Jack Daniel’s family of brands, including JDTW volume growth and price/mix improvement, JDTH volume growth, as well as volumes from the new line extension, Jack Daniel’s Tennessee Fire. Volume growth for Woodford Reserve also contributed to the underlying net sales growth, while lower volumes from Southern Comfort and Canadian Mist partially offset these gains. Overall, we believe our brands grew market share in fiscal 2015 in both the on-premise and off-premise markets.
Europe accounted for 31% of our net sales in fiscal 2015, decreasing from 32% in fiscal 2014. Reported net sales were hurt across Europe by foreign exchange due to the dollar strengthening against all currencies. For fiscal 2015, underlying net sales in Europe were up 6%, driven by gains in France, the United Kingdom, Turkey, Russia, and smaller markets, partially offset by declines in Poland and Germany.

•
In France, underlying net sales growth was primarily driven by higher direct-to-trade prices for JDTW associated with our fiscal 2014 route-to-consumer change. In addition, volumetric gains on JDTH, which was introduced in the second half of fiscal 2014, boosted net sales. (Underlying net sales growth was lower than reported net sales growth after excluding the effect of a favorable comparison to the prior year, when our former distributor reduced its inventory ahead of our January 2014 route-to-consumer change.)

•
In the United Kingdom, underlying net sales growth was driven by higher volumes of JDTH and JDTW, and to a lesser extent, by Jack Daniel’s RTDs/RTPs. These gains were only partially offset by declines in Finlandia and Southern Comfort.

•	In Turkey, underlying net sales growth was driven by JDTW volume and price increases and a more favorable customer mix.

•	In Russia, underlying net sales growth was driven by higher volumes of JDTW.

•
In Poland, volumes were lower compared with those of the prior year, which included a buy-in prior to a 15% excise tax increase not repeated in fiscal 2015, as well as weaker consumer demand following the excise tax hike.

•	In Germany, underlying net sales were down due to decreased volumes related to reduced trade promotional activity.
Australia accounted for 11% of our net sales in fiscal 2015, down from 12% in fiscal 2014. For fiscal 2015, reported net sales were down 8%, but underlying net sales were down only 1% after adjusting for the negative effect of a weaker Australian dollar. This modest decline in underlying net sales was driven by lower volumes for Jack Daniel’s RTDs as a result of weak consumer demand for spirits and spirit-based RTDs and increasing competition. JD & Cola, an RTD and our largest brand in Australia, declined, reflecting changing consumer preferences, but was partially offset by gains in a recent RTD line extension, JD Double Jack.
Net sales for our other markets constituted 15% of our total net sales in both fiscal 2015 and fiscal 2014. Reported net sales grew 4% in fiscal 2015 and 10% on an underlying basis after adjusting reported results for the negative effect of a stronger U.S. dollar. The increase in underlying net sales was driven by broad growth across most of our other markets, led by Brazil, Mexico, markets in Africa, markets in Southeast Asia, and Canada, offset slightly by net sales declines in Korea and China. In Mexico, underlying net sales growth of 3% was driven by increases in the Jack Daniel’s family of brands and Herradura, partially offset by volume declines on el Jimador associated with our decision to increase pricing to reposition the brand, as well as our decision to discontinue selling a lower-margin third-party brand.

RESULTS OF OPERATIONS – FISCAL 2015 BRAND HIGHLIGHTS
The following table highlights the worldwide results of our largest brands for the fiscal year ended April 30, 2015, compared to the results for the same period last year. We discuss results of the brands most affecting our performance below the table.
Major Brands Worldwide Results for Fiscal 2015[1]

	Depletion Volume				Net Sales % Change vs. 2014
Brand family / brand	Nine-Liter Cases (Millions)	% Change vs. 2014	Drinks Equivalent (Millions)	% Change vs. 2014	Reported	Foreign Exchange	Net Chg in Est. Distributor Inventories	Underlying
Jack Daniel’s Family	21.3	7%	15.0	8%	5%	4%	(1%)	8%
Jack Daniel’s Tennessee Whiskey	12.0	4%	12.0	4%	3%	3%	—%	6%
Jack Daniel’s Tennessee Honey	1.4	29%	1.4	29%	27%	3%	(2%)	28%
Other Jack Daniel’s whiskey brands[2]	0.9	38%	0.9	38%	35%	3%	(10%)	27%
Jack Daniel’s RTDs/RTP[3]	7.0	3%	0.7	3%	(4%)	6%	—%	2%
New Mix RTDs	5.1	4%	0.5	4%	(3%)	7%	—%	4%
Finlandia	3.4	(5%)	3.2	(5%)	(11%)	6%	(1%)	(5%)
Southern Comfort Family	2.2	(4%)	1.9	(4%)	(7%)	2%	(1%)	(5%)
Canadian Mist	1.5	(5%)	1.5	(5%)	(6%)	—%	1%	(6%)
El Jimador Family	1.2	(1%)	1.2	(1%)	6%	4%	(3%)	6%
Woodford Reserve Family	0.4	30%	0.4	30%	33%	1%	(2%)	32%
Herradura	0.4	18%	0.4	18%	24%	4%	(3%)	25%
* Totals may differ due to rounding

1See “Non-GAAP Financial Measures” above for details on our use of “underlying change” in net sales, including how this measure is calculated and the reasons why we think this information is useful to readers; see “Volume and Depletions” above for definitions of volume measures presented here.
2In addition to the brands separately listed here, the Jack Daniel’s family of brands includes Gentleman Jack, Jack Daniel’s Single Barrel, Jack Daniel’s Sinatra™ Select, Jack Daniel’s No. 27 Gold Tennessee Whiskey, Jack Daniel’s 1907 Tennessee Whiskey, Jack Daniel’s Tennessee Rye Whiskeys, and Jack Daniel’s Tennessee Fire.
3Jack Daniel’s RTD and RTP products include all RTD line extensions of Jack Daniel’s, such as Jack Daniel’s & Cola, Jack Daniel’s & Diet Cola, Jack & Ginger, Jack Daniel’s Country Cocktails, Gentleman Jack & Cola, and the seasonal Jack Daniel’s Winter Jack RTP.

In fiscal 2015, the Jack Daniel’s family of brands grew volumes 7% globally to nearly 15 million drinks-equivalent nine-liter cases across all expressions of the brand. Reported net sales grew 5% while underlying net sales increased 8%, after adjusting for the negative effects of foreign exchange and for the estimated net increase in distributor inventories, driven primarily by filling the distributor pipeline in the United States for the nationwide rollout of Jack Daniel’s Tennessee Fire and the year-over-year effect of our January 2014 route-to-consumer change in France. In fiscal 2015, JDTW sustained its global growth rate while innovations boosted the overall growth rate of the family of brands. Growth due to innovation was led by two products: (a) JDTH, which was introduced in several new international markets while continuing to grow in the United States and the United Kingdom, among others; and (b) Jack Daniel’s Tennessee Fire, which we introduced in the United States nationwide in the fourth quarter.

Jack Daniel’s Tennessee Whiskey generates a significant percentage of our total net sales, and it is our top priority. As the world’s fourth-largest premium spirits brand measured by both volume and retail value,1 JDTW is one of the most valuable spirits brands in the world. JDTW grew volume for the 23rd consecutive year and outpaced the average volume growth rate of the top 25 premium spirits brands2 during calendar 2014. That achievement reinforces our belief in the brand’s long-term appeal and sustainable growth potential. JDTW grew volumes 4% globally in fiscal 2015, consistent with its fiscal 2014 growth rate. Based primarily on these volume gains, JDTW grew reported net sales 3% and underlying net sales 6%. The brand grew in emerging markets, including in three of our four largest: volume in Turkey increased 11%; Russia, 9%; and Poland, 5%. The brand also grew in developed markets, including 7% volume growth in France and 6% volume growth in the United Kingdom. In the United States, volume increased 4%.
Since its introduction in late fiscal 2011, Jack Daniel’s Tennessee Honey has become a significant contributor to our net sales growth. After surpassing the one-million-case milestone in fiscal 2014, JDTH grew volumes by 29% in fiscal 2015, and was named to Impact’s “Hot Brands” list3 for a fourth consecutive year. We estimate that Jack Daniel’s Tennessee Honey is now the 16th largest brand in the world priced over $25 per 750ml bottle.4 In the United Kingdom, JDTH’s second largest market, the brand grew volumes 36% compared to fiscal 2014, its third year in that market. We essentially completed the global rollout of JDTH in fiscal 2015 with launches in our remaining important international markets, including Brazil and other Latin American countries and Southeast Asia. JDTH has contributed significantly to our growth since its introduction, having become our 5th largest brand as measured by drinks-equivalent volume. Looking ahead, we expect JDTH to continue to be a meaningful contributor to our net sales growth, although we expect it to grow at a slower rate than it did in fiscal 2015.
JDTH Depletion Volume by Year and Introduction History by Major Market

Year Ended April 30,	2012	2013	2014	2015

Nine-Liter Cases (Thousands)	450	770	1,050	1,355

Major launch markets:	United States*	United Kingdom	Mexico	Brazil and other Latin America
	Canada	Australia	France
	Travel Retail	Poland	Germany	China
		South Africa	Russia	Southeast Asia
			Japan	Italy
Czech Republic
*Introduced at the end of fiscal year 2011
We began testing Jack Daniel’s Tennessee Fire (JDTF) in three states in the United States in April 2014, expanded to five additional test markets during the second quarter of fiscal 2015, and launched the line extension nationwide in the fourth quarter. We believe JDTF represents a good opportunity for us to participate further in the flavored whiskey category, particularly cinnamon, which has become the category’s largest flavor. Despite having only a partial year of sales, JDTF was a significant contributor to net sales growth in fiscal 2015. We expect JDTF will be an important contributor of growth for the Jack Daniel’s family of brands in fiscal 2016.
The Jack Daniel’s RTDs/RTPs brands (JD RTDs) grew volume 3% in fiscal 2015, while reported sales decreased 4% due to the negative effect of foreign exchange. Adjusted for foreign exchange, JD RTDs grew underlying net sales 2% during fiscal 2015. Among top markets for JD RTDs, underlying net sales grew in the United Kingdom and Germany; however, in Australia, the brand’s largest market, volumes were down 4% and underlying net sales down 2% in the face of a challenging economic and industry environment. The United Kingdom grew underlying net sales by double digits driven by JD & Cola and our seasonal Jack Daniel’s Winter Jack.
In fiscal 2015, Finlandia reported an 11% decline in reported net sales, while underlying net sales were down 5%. Finlandia’s underlying net sales decline was led by volume losses in the brand’s largest market, Poland, where much of the year was spent working through trade re-balancing after last year’s excise tax driven buy-ins.
The Southern Comfort family of brands’ volume declined 4% in fiscal 2015, and underlying net sales declined 5%. Underlying net sales declined in Southern Comfort’s top three markets, the United States, the United Kingdom, and Australia.

[1]Based on industry statistics published by Impact Databank, a well-known U.S. trade publication, in February and March 2015.
[2]Based on industry statistics published by Impact Databank, a well-known U.S. trade publication, in February 2015.
[3]Impact Databank published the Impact’s “Hot Brands - Spirits” list in March 2015.
[4]The IWSR, 2014 data.

Our Southern Comfort business in the United States faces persistent consumer challenges affecting the liqueurs category generally and increased competition from flavored whiskeys. We recently launched new packaging for Southern Comfort designed to drive visibility at the point of purchase in the off-premise channel and aimed at recruiting millennials. We also recently introduced Southern Comfort Caramel, a flavored line extension in the United States.
In fiscal 2015, the underlying net sales growth rate of our two most important tequila brands, el Jimador and Herradura, accelerated compared with fiscal 2014. For both brands, the United States and Mexico are the most important markets. In Mexico, we launched Herradura Ultra, an ultra-premium line extension, which drove net sales growth and, we believe, created a halo effect for the Herradura brand more broadly in Mexico. With el Jimador in Mexico, we made a strategic decision to raise prices with the expectation that we would lose volume in the near term. Volumes for el Jimador in Mexico were down 13% and underlying net sales declined 5%. In the United States, super-premium Herradura grew volumes and underlying net sales in the high single-digits to outpace its competitive set and gain market share, while el Jimador grew volumes and underlying net sales in the low double digits. We remain focused on developing our tequila portfolio in the United States, where we see considerable potential for growth, strengthening our position in Mexico, and continuing to build our presence in higher-value tequila markets throughout the world.
In fiscal 2015, New Mix, our market-leading RTD brand in Mexico, increased both volumes and underlying net sales 4%. We also increased our advertising and promotional support for the brand to maintain its visibility in the trade and awareness among consumers in an increasingly competitive RTD market.
Woodford Reserve, our super-premium bourbon brand, grew volumes 30% (after growing 24% in fiscal 2014 and 26% in fiscal 2013) and was named to Impact’s “Hot Brands” list1. The United States is by far the brand’s most important market and was responsible for most of its growth during fiscal 2015. Woodford Reserve continued its momentum outside the United States, growing volumes 32%, driven by our travel retail business and some markets in Europe where American whiskey trends are favorable, such as France and the United Kingdom. During fiscal 2015, we increased our advertising investment in Woodford Reserve and invested in television advertising for only the second year since the brand’s introduction in the United States. With its 30% volume growth rate in fiscal 2015, we believe that Woodford Reserve led a fast-growing competitive set of super-premium American whiskeys and is poised for continued growth as interest in bourbon increases around the world. We plan to devote substantial resources to Woodford Reserve to support its future growth potential, including in capital spending to expand capacity and in consumer communications.

[1]Impact Databank published the Impact’s “Hot Brands - Spirits” list in March 2015.

RESULTS OF OPERATIONS – YEAR-OVER-YEAR COMPARISONS
NET SALES

Percentage change versus the prior fiscal year ended April 30		2015		2014
Change in reported net sales		4%		4%
Foreign exchange		3%		1%
Estimated net change in distributor inventories		(1)%		1%
Change in underlying net sales		6%		6%

Change in underlying net sales attributed to:*
Volume	4%		3%
Net price/mix	3%		3%
* Totals may differ due to rounding
Fiscal 2015 compared to Fiscal 2014
Net sales of $4,096 million increased 4% or $150 million, compared to fiscal 2014. Underlying net sales growth was 6%, after adjusting reported results for the negative effect of foreign exchange and the estimated net increase in distributor inventories. The negative effect of foreign exchange, after taking into consideration our hedging activities, was driven primarily by weaker European currencies. The estimated net increase in distributor inventories resulted from distributor buy-ins related to the nationwide rollout of Jack Daniel’s Tennessee Fire in the United States and the year-over-year effect of our January 2014 route-to-consumer change in France. Last fiscal year, our former distributor in France fully depleted inventories of our brands during November and December – during which time there were essentially no shipments – before we began selling directly to customers in France in January 2014. Going forward, we will not adjust France’s underlying results for changes in distributor inventories because fiscal 2015 fully reflected owned distribution.
The primary factors contributing to growth in underlying net sales were:

•	Net price/mix driven by:

◦	the Jack Daniel’s family of brands, particularly JDTW and JDTH, led by the United States and improved net sales price due to owned distribution in France;

◦	better mix in our tequila portfolio with the launch of Herradura Ultra and price increases for el Jimador in Mexico;

◦	favorable whiskey portfolio mix driven by the growth of higher priced brands such as Woodford Reserve; and

◦
higher prices for our used barrel sales driven by higher demand from makers of Scotch whisky and other aged spirits. In recent years, we have benefited from strong demand for used barrels, growing units sold at higher prices, and we expect our used barrel sales to remain healthy in fiscal 2016.

•	Volume driven by:

◦
JDTW, which grew broadly driven by strong consumer-oriented growth, led by (1) the United States; (2) several large European markets, including France, Turkey, the United Kingdom, and Ukraine; and (3) Brazil, despite worsening economic trends;

◦
JDTH, led by increases in existing markets, including the United States, the United Kingdom, and the Czech Republic, and also by volumes in recent launch markets, including France (launched at the end of fiscal 2014), and Brazil; and

◦	the nationwide launch of Jack Daniel’s Tennessee Fire in the United States in the fourth quarter of fiscal 2015.
The primary factors partially offsetting underlying net sales growth were lower volumes for:

•
Finlandia Vodka, driven predominantly by Poland, where volumes were lower compared with the prior year, due to a buy-in in advance of a significant excise tax increase not repeated in fiscal 2015, as well as weaker consumer demand during fiscal 2015;

•	Southern Comfort family of brands, primarily in the United States, driven by weaker demand in the on-premise channel; and

•	Jack Daniel’s RTDs in Australia, driven by weaker consumer demand for spirits and spirit-based RTDs and increased competition.

Fiscal 2014 compared to Fiscal 2013
Net sales of $3,946 million increased 4%, or $162 million, compared to fiscal 2013. Underlying net sales growth was 6%, after adjusting reported results for the negative effect of foreign exchange and the estimated net reduction in distributor inventories. The primary factor driving the estimated net reduction in distributor inventories was decreased shipments corresponding to our former distributor’s inventory reduction ahead of our route-to-consumer change in France.
The primary factors contributing to growth in underlying net sales were:

•	Net price/mix driven by:

◦	The United States, which accounted for half of the increase from pricing, primarily related to price increases for JDTW, JDTH, and Korbel; and

◦	Better price/mix in Germany, Poland, Brazil, Turkey, China, and France (which increased as a result of our route-to-consumer change in January 2014).

•	Volume driven by:

◦	JDTW, which accounted for about half of the net sales growth from volume, led by Germany, France, Russia, Turkey, the United Kingdom, Brazil, Mexico, and Japan;

◦	JDTH, led by increases in the United States and the United Kingdom, and also by volumes from fiscal 2014 launch markets, including Mexico, Germany, the Czech Republic, and France;

◦	Our super-premium American whiskey brands, including Woodford Reserve in the United States and Gentleman Jack in the United States and in several international markets; and

◦	Other recent innovations from Jack Daniel’s, most importantly Jack Daniel’s Winter Jack and Jack Daniel’s Sinatra™ Select.
The primary factors partially offsetting underlying net sales growth were lower volumes for:

•
Our tequila brands and New Mix RTDs in Mexico, driven by (1) excess trade inventory of New Mix and Herradura at the beginning of fiscal 2014, and (2) lower consumer demand for our tequila brands in Mexico;

•	JDTH in Australia, driven by weak consumer acceptance of the brand and a difficult comparison to our launch in fiscal 2013; and

•	The Southern Comfort family of brands, primarily in the United States, driven by weaker demand in the on-premise channel.
COST OF SALES

Percentage change versus the prior fiscal year ended April 30		2015		2014
Change in reported cost of sales		4%		2%
Foreign exchange		3%		—%
Estimated net change in distributor inventories		—%		1%
Change in underlying cost of sales		7%		3%

Change in underlying cost of sales attributed to:
Volume	4%		2%
Cost/mix	3%		1%
Fiscal 2015 compared to Fiscal 2014
Cost of sales of $951 million increased $38 million, or 4%, during fiscal 2015. Underlying cost of sales grew 7% after adjusting reported costs for the positive effect of foreign exchange. About half of the underlying increase in costs of sales was driven by growth in sales volumes, while the other half related to higher input costs, including additional value-added packaging expenses, and to a lesser extent, a shift in product mix to higher cost brands, compared to the prior year.

Fiscal 2014 compared to Fiscal 2013
Cost of sales of $913 million increased $19 million, or 2%, during fiscal 2014. Underlying cost of sales grew 3% after adjusting reported results for the positive effect of the estimated reduction in net distributor inventories. About two-thirds of the underlying increase in costs of sales was driven by growth in sales volumes, while the balance of the increase related to higher input costs and additional value-added packaging compared to the prior fiscal year.
GROSS PROFIT

Percentage change versus the prior fiscal year ended April 30	2015	2014
Change in reported gross profit	5%	6%
Foreign exchange	3%	1%
Estimated net change in distributor inventories	(1)%	1%
Change in underlying gross profit	7%	8%
Fiscal 2015 compared to Fiscal 2014
Gross profit of $2,183 million increased $105 million, or 5%, during fiscal 2015. Gross profit on an underlying basis improved 7% after adjusting reported gross profit for the negative effects of foreign exchange and the estimated net increase in distributor inventories. The increase resulted from the same factors that contributed to the increase in underlying net sales for the year and was enhanced by the smaller combined increase in underlying excise taxes and cost of sales for the year.
Gross margin improved to 53.3% in fiscal 2015, up 60 basis points from 52.7% in fiscal 2014. The increase in gross margin was primarily due to higher pricing and a favorable mix shift.
Fiscal 2014 compared to Fiscal 2013
Gross profit of $2,078 million increased $123 million, or 6%, during fiscal 2014. Underlying change in gross profit was higher at 8% after excluding the negative effects of both foreign exchange and the estimated net change in distributor inventories. The increase resulted from the same factors that contributed to the increase in underlying net sales for the year and was enhanced by the smaller combined increase in underlying excise taxes and cost of sales for the year.
Gross margin improved to 52.7% in fiscal 2014, up 1.0% from 51.7% in fiscal 2013. The increase in gross margin was primarily due to higher pricing and a favorable mix shift.
ADVERTISING EXPENSES

Percentage change versus the prior fiscal year ended April 30	2015	2014
Change in reported advertising	—%	7%
Foreign exchange	4%	1%
Change in underlying advertising	4%	8%
Fiscal 2015 compared to Fiscal 2014
Advertising expenses of $437 million increased $1 million, essentially unchanged on a reported basis. Underlying advertising expenses increased 4% after adjusting reported results for the benefit of foreign exchange. The increase in underlying advertising expenses was driven primarily by (a) investments in United States related to the nationwide launch of JDTF, (b) higher spending on JDTW in the United States, and (c) higher spending outside the United States on the Jack Daniel’s family of brands. These increases were partially offset by lower spending for Southern Comfort and Finlandia Vodka in many markets.

Fiscal 2014 compared to Fiscal 2013
Advertising expenses of $436 million increased $28 million, or 7% on a reported basis. Underlying advertising expenses increased 8% after adjusting reported results for the benefit of foreign exchange. The increase in underlying advertising expenses was driven by advertising investments in (a) Woodford Reserve in the United States, (b) Gentleman Jack globally, (c) JDTH in fiscal 2014 launch markets, and (d) JDTW broadly but especially in emerging markets. These increases were partially offset by lower advertising expenses in Australia, where we reduced spending for JDTH compared to fiscal 2013, its launch year there.
SELLING, GENERAL, AND ADMINISTRATIVE (SG&A) EXPENSES

Percentage change versus the prior fiscal year ended April 30	2015	2014
Change in reported SG&A	2%	5%
Foreign exchange	2%	1%
Change in underlying SG&A	4%	6%
Fiscal 2015 compared to Fiscal 2014
SG&A expenses of $697 million increased $11 million, or 2% on a reported basis in fiscal 2015, while underlying SG&A grew 4% after adjusting reported results for the favorable effect of foreign exchange. The most significant contributors to the year-over-year increase in underlying SG&A were higher compensation and related expenses due to higher salaries, additional employees in various markets, and a full year of costs related to employees added during fiscal 2014 for our new distribution company in France.
Fiscal 2014 compared to Fiscal 2013
SG&A expenses of $686 increased $36 million, or 5% on a reported basis in fiscal 2014, while underlying SG&A growth was 6% after adjusting reported results for the positive effect of foreign exchange. The most significant contributors to the year-over-year increase in underlying SG&A were inflation on salary and related expenses, and costs related to setting up our distribution company in France and our new employees there.
OPERATING INCOME

Percentage change versus the prior fiscal year ended April 30	2015	2014
Change in reported operating income	6%	8%
Foreign exchange	6%	—%
Estimated net change in distributor inventories	(3)%	3%
Change in underlying operating income	9%	11%
Fiscal 2015 compared to Fiscal 2014
Operating income was $1,027 million in fiscal 2015, an increase of $56 million, or 6% compared to fiscal 2014. Underlying operating income growth was 9% after adjusting for the estimated net increase in distributor inventories, driven primarily from filling the distributor pipeline in the United States for the nationwide rollout of Jack Daniel’s Tennessee Fire and the year-over-year effect of our January 2014 route-to-consumer change in France, as well as the negative effect of foreign exchange, mostly related to weaker European currencies. Included in the negative effect of foreign exchange was $30 million in Other expense (income), net, in fiscal 2015 related to the revaluation of foreign-currency denominated net assets. The same factors that contributed to the growth in underlying gross profit also contributed to the growth in underlying operating income, enhanced by a slower rate of growth in operating expenses.
Operating margin grew 50 basis points to 25.1% in fiscal 2015 from 24.6% in fiscal 2014. The same factors that drove the increase in our gross margin benefited our operating margin, additionally enhanced by operating expenses which grew at a slower rate than gross profit growth. These factors were partially offset by the negative effect of the revaluation of certain largely euro-denominated net assets.
Fiscal 2014 compared to Fiscal 2013
Operating income was $971 million in fiscal 2014, an increase of $73 million, or 8% compared to fiscal 2013. Underlying operating income growth was 11% after adjusting reported results for the negative effect of the estimated net change in distributor inventories. The same factors that contributed to the growth in underlying gross profit also contributed to the growth in underlying operating income, enhanced by a slower rate of growth in operating expenses.
Operating margin grew to 24.6% in fiscal 2014 from 23.7% in fiscal 2013. The same factors that drove the increase in our gross margin benefited our operating margin. In addition, our operating margin was helped by lower operating expense growth compared to gross profit growth.
Fiscal 2015 compared to Fiscal 2014
Interest expense (net) increased by $1 million compared to fiscal 2014, reflecting no meaningful underlying changes.
Our effective tax rate for fiscal 2015 was 31.7% compared to 30.5% in fiscal 2014. The effective tax rates include the amortization ($15 million in fiscal 2015; $5 million in fiscal 2014) of a deferred tax benefit that resulted from the release of certain deferred tax liabilities in connection with an intercompany transfer of assets on January 31, 2014. The increase in our effective tax rate was driven primarily by the reduction in the beneficial impact of foreign earnings, partially offset by the increase in the amortization of this deferred tax benefit.
Diluted earnings per share were $3.21 in fiscal 2015, up 5% from $3.06 reported for fiscal 2014. This increase resulted from the same factors that contributed to the increase in operating income as well as the reduction in the shares outstanding resulting from share repurchases, partially offset by the increase in the effective tax rate.
Fiscal 2014 compared to Fiscal 2013
Interest expense (net) decreased by $9 million in fiscal 2014 compared to fiscal 2013, primarily due to the $9 million charge we recognized in fiscal 2013 for the early redemption of our $250 million 5% notes due February 1, 2014.
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

LIQUIDITY AND CAPITAL RESOURCES
Our ability to generate cash from operations consistently is one of our most significant financial strengths. Our strong cash flows enable us to invest in our people, our brands, and our assets, pay dividends, make strategic acquisitions that we believe will enhance shareholder value, repurchase shares of common stock, and, from time to time, pay special dividends. Investment-grade credit ratings (A1 by Moody’s, A+ by Fitch, and A- by Standard & Poor’s) provide us with financial flexibility when accessing global credit markets. We believe cash flows from operations are more than adequate to meet our expected operating and capital requirements.

CASH FLOW SUMMARY

(Dollars in millions)	2013	2014	2015
Operating activities	$537	$649	$608
Investing activities:
Additions to property, plant, and equipment	(95)	(126)	(120)
Other	(2)	(1)	(5)
	(97)	(127)	(125)
Financing activities:
Net issuance (repayment) of debt	493	3	183
Acquisition of treasury stock	—	(49)	(462)
Dividends paid	(1,063)	(233)	(256)
Other	(6)	(9)	4
	(576)	(288)	(531)
Foreign exchange effect	2	(1)	(19)
Change in cash and cash equivalents	$(134)	$233	$(67)
Cash and cash equivalents declined $67 million in fiscal 2015, compared to an increase of $233 million in fiscal 2014. Cash provided by operations during fiscal 2015 was $608 million, compared to $649 million for fiscal 2014. The $41 million decline primarily reflects a $94 million increase in income tax payments, partially offset by higher earnings. The increase in income tax payments was largely timing-related, and reflects the effect of an intercompany transfer of assets that occurred during fiscal 2014. The intercompany transaction resulted in the payment of $64 million in taxes during fiscal 2015. However, the transaction reduced taxes paid in fiscal 2014 by $38 million and is expected to result in a tax refund of $13 million in fiscal 2016.
Cash used for investing activities was $125 million in fiscal 2015, down slightly from $127 million in fiscal 2014. Cash used for financing activities was $531 million during fiscal 2015, compared to $288 million for the same period last year. The $243 million increase largely reflects a $413 million increase in share repurchases and a $23 million increase in dividends, partially offset by a $180 million net increase in borrowings. The impact on cash and cash equivalents as a result of exchange rate changes was a decline of $19 million in fiscal 2015, compared to a decline of $1 million in fiscal 2014.
In comparing fiscal 2014 to fiscal 2013, cash provided by operating activities increased $112 million, reflecting higher earnings and a smaller increase in working capital. Cash used for investing activities increased $30 million during fiscal 2014, largely reflecting a higher level of capital spending, primarily related to the construction of the Jack Daniel Cooperage in Decatur, Alabama, that began operations in April 2014. Cash used for financing activities was $288 million during fiscal 2014 compared to $576 million for the prior year. The fiscal 2014 amount consisted largely of regular dividends of $233 million and share repurchases of $49 million. The fiscal 2013 amount of $576 million consisted largely of dividend payments of $1,063 million (including $854 million related to a $4.00 per share special dividend paid in December 2012) offset partially by $747 million in proceeds from bonds issued in December 2012 to fund the special dividend payment. It also included the early redemption in February 2013 of $250 million of 5% notes.
Capital expenditures. Investments in property, plant, and equipment were $95 million in fiscal 2013, $126 million in fiscal 2014, and $120 million in fiscal 2015. Expenditures over the three-year period primarily included investments to maintain and expand capacity as well as improve production efficiency, reduce costs, and build our brands. Capital investments remained high in fiscal 2015, with continued spending on production operations to support the growing demand for the Jack Daniel’s family of brands and the expected startup of the new distillery in Lynchburg, Tennessee, scheduled for the first quarter of fiscal 2016.
For fiscal 2016, we expect capital expenditures to be in a range of $190 million to $220 million, and that these investments will be funded by cash provided by operations. Our capital spending plans for fiscal 2016 include continued investment in our whiskey strategy, led by Jack Daniel’s, as we expect to complete its new distillery and begin a major expansion of its bottling facilities. Additionally, our plans include the first phases of building the Old Forester Distillery and the Slane Castle Irish Whiskey Distillery. We expect to reduce capital spending after 2017, to be more in line with historical spending rates in relation to net sales.

Share repurchases. We have repurchased approximately 7.7 million shares of our common stock since the beginning of fiscal 2014. The following table summarizes information about those share repurchases by period.

	Shares Purchased		Average Price Per Share, Including Brokerage Commissions		Total Cost of Shares
Period	Class A	Class B	Class A	Class B	(Millions)
May 1, 2013 – April 30, 2014	24,800	661,472	$68.03	$69.04	$47
May 1, 2014 – April 30, 2015	65,105	5,034,330	$90.21	$90.36	$461
May 1, 2015 – June 12, 2015	21,041	1,939,259	$95.43	$94.13	$185
	110,946	7,635,061			$693
We repurchased these shares under two separate repurchase programs. One of the programs began in October 2013 and was completed in September 2014. The other one, which began in October 2014, remains in progress. Under it, we may repurchase up to $1.25 billion of our Class A and Class B common shares through March 24, 2016, subject to market and other conditions. We may repurchase those shares in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws. We can modify, suspend, or terminate this repurchase program at any time without prior notice. As of June 12, 2015, we have repurchased a total of 4,836,918 shares under this program for approximately $443 million, leaving $807 million available for additional repurchases through March 24, 2016.
The results of these two share repurchase programs are summarized in the following table.

				Average Price Per Share, Including		Total Spent on Stock Repurchase
Dates (1)		Shares Purchased		Brokerage Commissions		Program
Starting	Ending	Class A	Class B	Class A	Class B	(Millions)
October 2013	September 2014	47,463	2,861,626	$78.81	$86.08	$250
October 2014	March 2016	63,483	4,773,435	$91.80	$91.51	$443
		110,946	7,635,061			$693
(1) For the stock repurchase program begun in October 2014, data is through June 12, 2015.
Liquidity. We continue to manage liquidity conservatively to meet current obligations, fund capital expenditures, and maintain dividends, while reserving adequate debt capacity for acquisition opportunities.
In addition to our cash and cash equivalent balances, we have access to several liquidity sources to supplement our cash flow from operations. One of those sources is our $1 billion commercial paper program that we regularly use to fund our short-term credit needs and to maintain our access to the capital markets. During fiscal 2015, our commercial paper borrowings averaged $191 million, with an average maturity of 14 days and an average interest rate of 0.17%. During fiscal 2014, our commercial paper borrowings averaged $467 million, with an average maturity of 36 days and an average interest rate of 0.22%. Commercial paper outstanding was $0 at April 30, 2014, and $183 million at April 30, 2015.
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
As of April 30, 2015, we had total cash and cash equivalents of $370 million. Of this amount, $256 million was held by foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We do not expect to need the cash generated by those foreign subsidiaries to fund our domestic operations. But in the unforeseen event that we were to repatriate cash from those foreign subsidiaries, we would be required to provide for and pay U.S. taxes on permanently repatriated funds. See Note 11 to our Consolidated Financial Statements for further information about the taxes that would have been provided on the undistributed earnings of these foreign subsidiaries if not considered indefinitely reinvested.
As announced on May 21, 2015, our Board of Directors declared a regular quarterly cash dividend of $0.315 per share on our Class A and Class B common stock. Stockholders of record on June 3, 2015, will receive the dividend on July 1, 2015.

We believe our current liquidity position is strong and sufficient to meet all of our future financial commitments. A quantitative covenant of our $800 million bank credit facility requires the ratio of consolidated EBITDA (as defined in the agreement) to consolidated interest expense to be at least 3 to 1. At April 30, 2015, with a ratio of 38 to 1, we were well within the covenant’s parameters.
OFF-BALANCE SHEET ARRANGEMENTS
As of April 30, 2015, we were not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations, or liquidity.
LONG-TERM OBLIGATIONS
We have long-term obligations related to contracts, leases, borrowing arrangements, and employee benefit plans that we enter into in the normal course of business (see Notes 4, 5, and 9 to our Consolidated Financial Statements). The following table summarizes the amounts of those obligations as of April 30, 2015, and the years when they must be paid:
LONG-TERM OBLIGATIONS1

(Dollars in millions)	Total	2016	2017-2018	2019-2020	After 2020
Long-term debt	$1,000	$250	$250	$—	$500
Interest on long-term debt	314	22	34	30	228
Grape purchase obligations	18	7	7	3	1
Operating leases	40	17	19	4	—
Postretirement benefit obligations[2]	27	27	n/a	n/a	n/a
Agave purchase obligations[3]	3	n/a	n/a	n/a	n/a
Total	$1,402	$323	$310	$37	$729

[1]	Excludes liabilities for tax uncertainties, as we cannot reasonably predict the ultimate amount or timing of settlement.

[2]
As of April 30, 2015, we have unfunded pension and other postretirement benefit obligations of $318 million. Because we cannot determine the specific periods in which those obligations will be funded, the table above reflects no amounts related to those obligations other than the $27 million of expected contributions (including $20 million of expected discretionary contributions) in fiscal 2016.

[3]
As discussed in Note 4 to our Consolidated Financial Statements, we have obligations to purchase agave, a plant whose sap forms the raw material for tequila. As of April 30, 2015, based on current market prices, obligations under these contracts totaled $3 million. Because we cannot determine the specific periods in which those obligations will be paid, the above table reflects only the total related to those obligations.

We expect to meet these obligations with internally generated funds or refinancing debt in the short term.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our financial statements reflect some estimates involved in applying the following critical accounting policies that entail uncertainties and subjectivity. Using different estimates or policies could have a material effect on our operating results and financial condition.
Goodwill and other intangible assets. We have obtained most of our brands by acquiring other companies. When we acquire another company, we first allocate the purchase price to identifiable assets and liabilities, including intangible brand names and trademarks (“brand names”), based on estimated fair value. We then record any remaining purchase price as goodwill. We do not amortize goodwill or other intangible assets with indefinite lives. We consider all of our brand names to have indefinite lives.
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
We have the option, before quantifying the fair value of a reporting unit or brand name, to evaluate qualitative factors to assess whether it is more likely than not that our goodwill or brand names are impaired. If we determine that is not the case, then we are not required to quantify the fair value. That assessment also takes considerable management judgment.

Based on our assumptions, we believe none of our goodwill or other intangibles are impaired. Further, we estimate the fair values to substantially exceed the carrying values of all of our goodwill and other intangible assets.
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
We review our assumptions on each annual measurement date. As of April 30, 2015, we have decreased the weighted-average discount rate for pension obligations from 4.46% to 4.09%, and for other postretirement benefit obligations from 4.67% to 4.09%. We have also decreased the expected return on plan assets from 7.5% to 7.0% as a result of lower capital market return expectations for our current asset allocation. Using these assumptions, we estimate our pension and postretirement benefit expense for fiscal 2016 will be approximately $50 million, compared to $41 million for fiscal 2015. A decrease/increase of 25 basis points in the assumed discount rate would increase/decrease the fiscal 2016 expense by approximately $3 million. A decrease/increase of 25 basis points in the assumed return on plan assets would increase/decrease the fiscal 2016 expense by approximately $2 million.
Income taxes. Significant judgment is required in evaluating our tax positions. We establish liabilities when some positions are likely to be challenged and may not succeed, despite our belief that our tax return positions are fully supportable. We adjust these liabilities in light of changing circumstances, such as the progress of a tax audit. We believe current liabilities are appropriate for all known contingencies, but this situation could change.
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
Success in business requires risk taking. Only by taking risks are we able to seize opportunities that will enhance brand performance and improve earnings, but we must balance risk and reward appropriately. Our enterprise risk management process is intended to ensure that we take risks knowingly and thoughtfully, and that we balance risks and potential rewards appropriately. Our integrated enterprise risk management framework is designed to identify, evaluate, communicate, and appropriately mitigate risks across our operations. Within this framework:

•
Our Board of Directors is responsible for overseeing our enterprise risk assessment and mitigation processes and procedures. The Board has reserved to itself the oversight of certain strategic enterprise risks, delegating responsibility for other risks to committees that report to the Board regularly on risks within their purview, and to management.

◦	The Audit Committee oversees policies and processes related to enterprise risk management, compliance with legal and regulatory requirements, and financial reporting and accounting control risks.

◦	The Compensation Committee periodically reviews our compensation policies and practices to assess whether they could lead to unnecessary risk taking.

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

•
Our Risk Management function identifies and assesses potential operational hazards and safety and security risks, and facilitates ongoing communication about those risks with the Risk Committee and our executive leaders.

•	Our Internal Audit Department evaluates the ongoing effectiveness of our key internal controls through periodic audit and review procedures, in coordination with our external auditors.

•	The Chief Compliance Officer in our legal department helps ensure that all of our employees’ actions globally comply with all internal policies and applicable laws.
Market Risks
We are exposed to market risks arising from adverse changes in foreign exchange rates, commodity prices affecting the cost of our raw materials and energy, and interest rates. We try to manage risk responsibly through a variety of strategies, including production initiatives and hedging strategies. Our foreign currency hedging contracts are subject to changes in exchange rates, our commodity forward purchase contracts are subject to changes in commodity prices, and some of our debt obligations are subject to changes in interest rates. We discuss these exposures below and also provide a sensitivity analysis as to the effect the changes could have on our results of operations. See Notes 6 and 8 to our Consolidated Financial Statements for details.
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
Foreign Exchange. The more we expand our business outside the United States, the more our financial results will be exposed to exchange rate fluctuations. This exposure includes sales of our products in currencies other than the dollar and the cost of goods, services, and manpower we purchase in currencies other than the dollar. Because we sell more in local currencies than we purchase, we have a net exposure to changes in the dollar’s value. To buffer these exchange rate fluctuations, we regularly hedge a portion of our foreign currency exposure. But over the long term, our reported financial results will generally be negatively affected by a stronger dollar and positively affected by a weaker dollar.
We estimate that our foreign currency revenue for our largest exposures will exceed our foreign currency expenses by approximately $677 million in fiscal 2016. Foreign exchange rates also affect the carrying value of our foreign-currency-denominated assets and liabilities.
We routinely use foreign currency forward and option contracts to hedge a portion of our transactional foreign exchange risk and, in some circumstances, our net asset exposure. If these contracts remain effective, we will not recognize any unrealized gains or losses until we either recognize the underlying hedged transactions in earnings or convert the underlying hedged net asset exposures. At April 30, 2015, our total foreign currency hedges had a notional value of $1,212 million, with a maximum term outstanding of 36 months, and were recorded as a net asset at their fair value of of $41 million.
As of April 30, 2015, we hedged approximately 70% of our total transactional exposure to foreign exchange fluctuations in fiscal 2016 for our major currencies by entering into foreign currency forward contracts. Considering these hedges, we estimate that a 10% increase/decrease in the average value of the dollar in fiscal 2016 relative to fiscal 2015’s effective exchange rates for our significant currency exposures would decrease/increase our fiscal 2016 operating income by approximately $21 million.
Commodity Prices. Commodity prices are affected by weather, supply and demand, as well as geopolitical and economic variables. To reduce price volatility, we use deliverable contracts for corn (in which we take physical delivery of the corn underlying each contract), rather than futures contracts or options. We expect to mitigate the effect of some of the increases in our raw material costs through ongoing production and cost saving initiatives and targeted price increases.
Interest Rates. Our cash and cash equivalents ($370 million as of April 30, 2015) and variable-rate debt ($190 million as of April 30, 2015) are exposed to the risk of changes in interest rates. Based on the net balance of these items as of April 30, 2015, a 1% increase in interest rates would result in higher interest expense and higher interest income, leading to about $2 million less interest expense on a net basis.

Item 8. Financial Statements and Supplementary Data
BROWN-FORMAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)

Year Ended April 30,	2013	2014	2015
Net sales	$3,784	$3,946	$4,096
Excise taxes	935	955	962
Cost of sales	894	913	951
Gross profit	1,955	2,078	2,183
Advertising expenses	408	436	437
Selling, general, and administrative expenses	650	686	697
Other expense (income), net	(1)	(15)	22
Operating income	898	971	1,027
Interest income	3	2	2
Interest expense	36	26	27
Income before income taxes	865	947	1,002
Income taxes	274	288	318
Net income	$591	$659	$684
Earnings per share:
Basic	$2.77	$3.08	$3.23
Diluted	$2.75	$3.06	$3.21

The accompanying notes are an integral part of the consolidated financial statements.

BROWN-FORMAN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

Year Ended April 30,	2013	2014	2015
Net income	$591	$659	$684
Other comprehensive income (loss), net of tax:
Currency translation adjustments	17	(4)	(114)
Cash flow hedge adjustments	3	(4)	32
Postretirement benefits adjustments	(1)	31	(30)
Net other comprehensive income (loss)	19	23	(112)
Comprehensive income	$610	$682	$572

The accompanying notes are an integral part of the consolidated financial statements.

BROWN-FORMAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

April 30,	2014	2015
ASSETS
Cash and cash equivalents	$437	$370
Accounts receivable, less allowance for doubtful accounts of $9 in 2014 and $10 in 2015	569	583
Inventories:
Barreled whiskey	504	571
Finished goods	187	200
Work in process	144	121
Raw materials and supplies	47	61
Total inventories	882	953
Current deferred tax assets	33	16
Other current assets	256	332
Total current assets	2,177	2,254
Property, plant, and equipment, net	526	586
Goodwill	620	607
Other intangible assets	677	611
Deferred tax assets	18	18
Other assets	85	117
Total assets	$4,103	$4,193
LIABILITIES
Accounts payable and accrued expenses	$474	$497
Accrued income taxes	71	12
Current deferred tax liabilities	8	9
Short-term borrowings	8	190
Current portion of long-term debt	—	250
Total current liabilities	561	958
Long-term debt, less unamortized discount of $3 in 2014 and $2 in 2015	997	748
Deferred tax liabilities	102	107
Accrued pension and other postretirement benefits	244	311
Other liabilities	167	164
Total liabilities	2,071	2,288
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock:
Class A, voting, $0.15 par value (85,000,000 shares authorized; 85,000,000 shares issued)	13	13
Class B, nonvoting, $0.15 par value (400,000,000 shares authorized; 142,313,000 shares issued)	21	21
Additional paid-in capital	81	99
Retained earnings	2,894	3,300
Accumulated other comprehensive income (loss), net of tax	(188)	(300)
Treasury stock, at cost (13,858,000 and 18,613,000 shares in 2014 and 2015, respectively)	(789)	(1,228)
Total stockholders’ equity	2,032	1,905
Total liabilities and stockholders’ equity	$4,103	$4,193
The accompanying notes are an integral part of the consolidated financial statements.

BROWN-FORMAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

Year Ended April 30,	2013	2014	2015
Cash flows from operating activities:
Net income	$591	$659	$684
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	51	50	51
Stock-based compensation expense	11	13	15
Deferred income taxes	26	(5)	6
Other, net	2	1	9
Changes in assets and liabilities:
Accounts receivable	(65)	(34)	(50)
Inventories	(105)	(67)	(102)
Other current assets	(22)	(43)	(30)
Accounts payable and accrued expenses	58	31	64
Accrued income taxes	17	60	(58)
Noncurrent assets and liabilities	(27)	(16)	19
Cash provided by operating activities	537	649	608
Cash flows from investing activities:
Additions to property, plant, and equipment	(95)	(126)	(120)
Proceeds from sale of property, plant, and equipment	—	2	—
Acquisition of brand names and trademarks	(1)	(1)	(4)
Computer software expenditures	(1)	(2)	(1)
Cash used for investing activities	(97)	(127)	(125)
Cash flows from financing activities:
Net change in short-term borrowings	(1)	5	183
Repayment of long-term debt	(253)	(2)	—
Proceeds from long-term debt	747	—	—
Debt issuance costs	(7)	—	—
Net payments related to exercise of stock-based awards	(16)	(19)	(14)
Excess tax benefits from stock-based awards	17	10	18
Acquisition of treasury stock	—	(49)	(462)
Dividends paid	(1,063)	(233)	(256)
Cash used for financing activities	(576)	(288)	(531)
Effect of exchange rate changes on cash and cash equivalents	2	(1)	(19)
Net increase (decrease) in cash and cash equivalents	(134)	233	(67)
Cash and cash equivalents, beginning of period	338	204	437
Cash and cash equivalents, end of period	$204	$437	$370
Supplemental disclosure of cash paid for:
Interest	$32	$28	$27
Income taxes	$252	$281	$375

The accompanying notes are an integral part of the consolidated financial statements.

BROWN-FORMAN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in millions, except per share amounts)

Year Ended April 30,	2013	2014	2015
Class A common stock:
Balance at beginning of year	$9	$13	$13
Stock split	4	—	—
Balance at end of year	13	13	13
Class B common stock:
Balance at beginning of year	15	21	21
Stock split	6	—	—
Balance at end of year	21	21	21
Additional paid-in capital:
Balance at beginning of year	49	71	81
Stock-based compensation expense	11	13	15
Loss on issuance of treasury stock issued under compensation plans	(6)	(13)	(15)
Excess tax benefits from stock-based awards	17	10	18
Balance at end of year	71	81	99
Retained earnings:
Balance at beginning of year	3,031	2,500	2,894
Stock split	(18)	—	—
Net income	591	659	684
Cash dividends ($4.98, $1.09, and $1.21 per share in 2013, 2014, and 2015, respectively)	(1,063)	(233)	(256)
Loss on issuance of treasury stock issued under compensation plans	(41)	(32)	(22)
Balance at end of year	2,500	2,894	3,300
Accumulated other comprehensive income (loss), net of tax:
Balance at beginning of year	(230)	(211)	(188)
Net other comprehensive income (loss)	19	23	(112)
Balance at end of year	(211)	(188)	(300)
Treasury stock, at cost:
Balance at beginning of year	(805)	(766)	(789)
Stock split	8	—	—
Acquisition of treasury stock	—	(49)	(462)
Stock issued under compensation plans	31	26	23
Balance at end of year	(766)	(789)	(1,228)
Total stockholders’ equity	$1,628	$2,032	$1,905
Class A common shares outstanding (in thousands):
Balance at beginning of year	56,251	84,446	84,462
Stock split	28,149	—	—
Acquisition of treasury stock	—	(46)	(85)
Stock issued under compensation plans	46	62	86
Balance at end of year	84,446	84,462	84,463
Class B common shares outstanding (in thousands):
Balance at beginning of year	85,823	129,261	128,993
Stock split	42,951	—	—
Acquisition of treasury stock	—	(661)	(5,034)
Stock issued under compensation plans	487	393	278
Balance at end of year	129,261	128,993	124,237
Total common shares outstanding (in thousands)	213,707	213,455	208,700
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
Inventories. We state inventories at the lower of cost or market, with approximately 57% of consolidated inventories being valued using the last-in, first-out (LIFO) method. We value the remainder primarily using the first-in, first-out (FIFO) method. FIFO cost approximates current replacement cost. If we had used the FIFO method for all inventories, they would have been $216 and $234 higher than reported at April 30, 2014 and 2015, respectively.
Because we age most of our whiskeys in barrels for three to six years, we bottle and sell only a portion of our whiskey inventory each year. Following industry practice, we classify all barreled whiskey as a current asset. We include warehousing, insurance, ad valorem taxes, and other carrying charges applicable to barreled whiskey in inventory costs.
We classify bulk wine, agave inventories, tequila, and liquid in bottling tanks as work in process.
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
Goodwill and other intangible assets. We have obtained most of our brands by acquiring other companies. When we acquire another company, we first allocate the purchase price to identifiable assets and liabilities, including intangible brand names and trademarks (“brand names”), based on estimated fair value. We then record any remaining purchase price as goodwill. We do not amortize goodwill or other intangible assets with indefinite lives. We consider all of our brand names to have indefinite lives.
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

We have the option, before quantifying the fair value of a reporting unit or brand name, to evaluate qualitative factors to assess whether it is more likely than not that our goodwill or brand names are impaired. If we determine that is not the case, then we are not required to quantify the fair value. That assessment also takes considerable management judgment.
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
Excise taxes. Our sales are often subject to excise taxes that we collect from our customers and remit to governmental authorities. We present these taxes on a gross basis (included in net sales and costs before gross profit) in the consolidated statement of operations.
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
The following table presents information concerning basic and diluted earnings per share:

	2013	2014	2015
Net income available to common stockholders	$591	$659	$684
Share data (in thousands):
Basic average common shares outstanding	213,369	213,454	211,593
Dilutive effect of stock-based awards	1,617	1,628	1,490
Diluted average common shares outstanding	214,986	215,082	213,083

Basic earnings per share	$2.77	$3.08	$3.23
Diluted earnings per share	$2.75	$3.06	$3.21

We excluded common stock-based awards for approximately 398,000 shares, 309,000 shares, and 361,000 shares from the calculation of diluted earnings per share for 2013, 2014, and 2015, respectively, because they were not dilutive for those periods under the treasury stock method.
We try to limit the source of shares for stock-based compensation awards to treasury shares that we purchase from time to time on the open market (at times in connection with a publicly announced share repurchase program), in private transactions, or otherwise. We may use newly-issued shares to cover exercises or redemptions of awards, and then purchase an equal number of shares on the open market or otherwise as quickly as is reasonably practicable. This practice minimizes long-term dilution to our stockholders.
Recent accounting pronouncements. In May 2014, the Financial Accounting Standards Board (FASB) issued new guidance on the recognition of revenue from contracts with customers. As issued, the new guidance would become effective for us beginning fiscal 2018. However, in April 2015, the FASB proposed an amendment to the new guidance that would defer the effective date by one year, though permit voluntary adoption as of the original effective date. In May 2015, the FASB proposed additional amendments to the new guidance. We are currently evaluating the potential impact of the new guidance and the proposed amendments on our financial statements.
2. BALANCE SHEET INFORMATION
Supplemental information on our year-end balance sheets is as follows:

April 30,	2014	2015
Other current assets:
Prepaid taxes	$172	$181
Other	84	151
	$256	$332
Property, plant, and equipment:
Land	$72	$72
Buildings	381	419
Equipment	534	561
Construction in process	67	88
	1,054	1,140
Less accumulated depreciation	528	554
	$526	$586
Accounts payable and accrued expenses:
Accounts payable, trade	$134	$123
Accrued expenses:
Advertising and promotion	107	128
Compensation and commissions	111	110
Excise and other non-income taxes	57	59
Self-insurance losses	10	10
Postretirement benefits	7	7
Interest	7	7
Other	41	53
	340	374
	$474	$497
Other liabilities:
Deferred benefit – tax (Note 11)	$90	$75
Other	77	89
	$167	$164

3. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the changes in the amounts recorded as goodwill (which includes no accumulated impairment losses) over the past two years:

Balance as of April 30, 2013	$617
Foreign currency translation adjustment	3
Balance as of April 30, 2014	620
Foreign currency translation adjustment	(13)
Balance as of April 30, 2015	$607
As of April 30, 2014 and 2015, our other intangible assets consisted of trademarks and brand names, all with indefinite useful lives.
4. COMMITMENTS AND CONTINGENCIES
Commitments. We made rental payments for real estate, vehicles, and office, computer, and manufacturing equipment under operating leases of $22, $24, and $23 during 2013, 2014, and 2015, respectively. We have commitments related to minimum lease payments of $17 in 2016, $13 in 2017, $6 in 2018, $3 in 2019, $1 in 2020, and $0 after 2020.
We have contracted with various growers and wineries to supply some of our future grape and bulk wine requirements. Many of these contracts call for prices to be adjusted annually up or down, according to market conditions. Some contracts set a fixed purchase price that might be higher or lower than prevailing market prices. We have total purchase obligations related to both types of contracts of $7 in 2016, $5 in 2017, $2 in 2018, $2 in 2019, $1 in 2020, and $1 after 2020.
We also have contracts for the purchase of agave, which is used to produce tequila. These contracts provide for prices to be determined based on market conditions at the time of harvest, which, although not specified, is expected to occur over the next 10 years. As of April 30, 2015, based on current market prices, obligations under these contracts total $3.
Contingencies. We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe it is reasonably possible that these loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies are recorded as of April 30, 2015.
Guaranty. We have guaranteed the repayment by a third-party importer of its obligation under a bank credit facility that it uses in connection with its importation of our products in Russia. If the importer were to default on that obligation, which we believe is unlikely, our maximum possible exposure under the existing terms of the guaranty would be approximately $20 (subject to changes in foreign currency exchange rates). Both the fair value and carrying amount of the guaranty are insignificant.
As of April 30, 2015, our actual exposure under the guaranty of the importer’s obligation is approximately $8. We also have accounts receivable from that importer of approximately $17 at that date, which we expect to collect in full.
Based on the financial support we provide to the importer, we believe it meets the definition of a variable interest entity. However, because we do not control this entity, it is not included in our consolidated financial statements.

5. DEBT AND CREDIT FACILITIES
Our long-term debt (net of unamortized discount) consisted of:

April 30,	2014	2015
2.50% senior notes, due in fiscal 2016	$249	$250
1.00% senior notes, due in fiscal 2018	249	249
2.25% senior notes, due in fiscal 2023	249	249
3.75% senior notes, due in fiscal 2043	250	250
	997	998
Less current portion	—	250
	$997	$748
Debt payments required over the next five fiscal years consist of $250 in 2016, $0 in 2017, $250 in 2018, $0 in 2019, $0 in 2020, and $500 after 2020.
The senior notes contain terms and covenants customary of these types of unsecured securities, including limitations on the amount of secured debt we can issue.
As of April 30, 2015, our short-term borrowings of $190 included $183 of commercial paper, with an average interest rate of 0.17%, and an average remaining maturity of 13 days.
We have a committed revolving credit agreement with various U.S. and international banks for $800 that expires in November 2018. Its most restrictive quantitative covenant requires that the ratio of our consolidated EBITDA (as defined in the agreement) to consolidated interest expense not be less than 3 to 1. At April 30, 2015, with a ratio of 38 to 1, we were well within this covenant’s parameters and had no borrowing outstanding under this facility.
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

•	Level 3 – Unobservable inputs supported by little or no market activity.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
April 30, 2014:
Assets:
Currency derivatives	$—	$7	$—	$7
Liabilities:
Currency derivatives	—	7	—	7
Short-term borrowings	—	8	—	8
Long-term debt	—	963	—	963
April 30, 2015:
Assets:
Currency derivatives	—	59	—	59
Liabilities:
Currency derivatives	—	18	—	18
Short-term borrowings	—	190	—	190
Current portion of long-term debt	—	253	—	253
Long-term debt	—	735	—	735
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
Below is a comparison of the fair values and carrying amounts of these instruments:

	2014		2015
April 30,	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$437	$437	$370	$370
Currency derivatives	7	7	59	59
Liabilities:
Currency derivatives	7	7	18	18
Short-term borrowings	8	8	190	190
Current portion of long-term debt	—	—	250	253
Long-term debt	997	963	748	735

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
We had outstanding currency derivatives, related primarily to our euro, British pound, and Australian dollar exposures, with notional amounts totaling $1,152 and $1,212 at April 30, 2014 and 2015, respectively.
We use forward purchase contracts with suppliers to protect against corn price volatility. We expect to physically take delivery of the corn underlying each contract and use it for production over a reasonable period of time. Accordingly, we account for these contracts as normal purchases rather than derivative instruments.
From time to time, we manage our interest rate risk with swap contracts. However, no such swaps were outstanding at April 30, 2014 or 2015.
The following table presents the pre-tax impact that changes in the fair value of our derivative instruments had on AOCI and earnings in 2014 and 2015:

	Classification in Statement of Operations	2014	2015
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$(7)	$96
Net gain (loss) reclassified from AOCI into earnings	Net sales	—	41
Derivatives not designated as hedging instruments:
Currency derivatives – net gain (loss) recognized in earnings	Net sales	1	26
Currency derivatives – net gain (loss) recognized in earnings	Other income	10	4

We expect to reclassify $39 of deferred net gains recorded in AOCI as of April 30, 2015, to earnings during fiscal 2016. This reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur. The maximum term of outstanding derivative contracts was 27 months and 36 months at April 30, 2014 and 2015, respectively.

The following table presents the fair values of our derivative instruments as of April 30, 2014 and 2015.

	Balance Sheet Classification	Fair Value of Derivatives in a Gain Position	Fair Value of Derivatives in a Loss Position
April 30, 2014:
Designated as cash flow hedges:
Currency derivatives	Other current assets	$6	$(6)
Currency derivatives	Other assets	2	—
Currency derivatives	Accrued expenses	2	(6)
Currency derivatives	Other liabilities	—	(4)
Not designated as hedges:
Currency derivatives	Other current assets	5	—
Currency derivatives	Accrued expenses	1	—
April 30, 2015:
Designated as cash flow hedges:
Currency derivatives	Other current assets	42	(2)
Currency derivatives	Other assets	20	(3)
Currency derivatives	Accrued expenses	—	(6)
Currency derivatives	Other liabilities	—	(6)
Not designated as hedges:
Currency derivatives	Other current assets	3	(1)
Currency derivatives	Accrued expenses	1	(7)
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
Some of our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. The aggregate fair value of all derivatives with creditworthiness requirements that were in a net liability position was $6 and $18 at April 30, 2014 and 2015, respectively.
Offsetting. As noted above, our derivative contracts are governed by ISDA agreements that allow for net settlement of derivative contracts with the same counterparty. It is our policy to present the fair values of current derivatives (that is, those with a remaining term of 12 months or less) with the same counterparty on a net basis in the balance sheet. Similarly, we present the fair values of noncurrent derivatives with the same counterparty on a net basis. Current derivatives are not netted with noncurrent derivatives in the balance sheet. The following table summarizes the gross and net amounts of our derivative contracts.

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet	Net Amounts
April 30, 2014:
Derivative assets	$17	$(10)	$7	$(2)	$5
Derivative liabilities	(17)	10	(7)	2	(5)
April 30, 2015:
Derivative assets	65	(6)	59	—	59
Derivative liabilities	(24)	6	(18)	—	(18)
No cash collateral was received or pledged related to our derivative contracts as of April 30, 2014 or 2015.
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

	Pension Benefits		Medical and Life Insurance Benefits
	2014	2015	2014	2015
Obligation at beginning of year	$783	$785	$74	$69
Service cost	21	22	2	1
Interest cost	31	34	3	3
Net actuarial loss (gain)	4	91	3	3
Plan amendments	—	—	(10)	(16)
Retiree contributions	—	—	1	1
Benefits paid	(54)	(45)	(4)	(4)
Obligation at end of year	$785	$887	$69	$57
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
As shown in the previous table, the change in the value of our pension and other postretirement benefit obligations also includes the effect of benefit payments and retiree contributions. Expected benefit payments (net of retiree contributions) over the next 10 years are as follows:

	Pension Benefits	Medical and Life Insurance Benefits
2016	$51	$3
2017	52	3
2018	53	3
2019	54	3
2020	56	3
2021 – 2025	303	18
Assets. We invest in specific assets to fund our pension benefit obligations. Our investment goal is to earn a total return that, over time, will grow assets sufficiently to fund our plans’ liabilities, after providing appropriate levels of contributions and accepting prudent levels of investment risk. To achieve this goal, plan assets are invested primarily in funds or portfolios of funds managed by outside managers. Investment risk is managed by company policies that require diversification of asset classes, manager styles, and individual holdings. We measure and monitor investment risk through quarterly and annual performance reviews, and through periodic asset/liability studies.
Asset allocation is the most important method for achieving our investment goals and is based on our assessment of the plans’ long-term return objectives and the appropriate balances needed for liquidity, stability, and diversification. The following table shows the fair value of pension plan assets by category, as well as the actual and target allocations, as of April 30, 2014 and 2015. (Fair value levels are defined in Note 6.)

					Allocation by Asset Class
	Level 1	Level 2	Level 3	Total	Actual	Target
April 30, 2014:
Commingled trust funds[1]:
Equity funds	$—	$235	$—	$235	38%	38%
Fixed income funds	—	196	—	196	32%	35%
Real estate funds	—	21	32	53	9%	8%
Short-term investments	—	3	—	3	1%	—%
Total commingled trust funds	—	455	32	487	80%	81%
Hedge funds[2]	—	—	30	30	5%	5%
Private equity[3]	—	—	25	25	4%	5%
Equity securities	63	—	—	63	11%	9%
Total	$63	$455	$87	$605	100%	100%
April 30, 2015:
Commingled trust funds[1]:
Equity funds	$—	$248	$—	$248	39%	38%
Fixed income funds	—	185	—	185	30%	35%
Real estate funds	—	20	36	56	9%	8%
Short-term investments	—	4	—	4	1%	—%
Total commingled trust funds	—	457	36	493	79%	81%
Hedge funds[2]	—	—	31	31	5%	5%
Private equity[3]	—	—	26	26	4%	5%
Equity securities	76	—	—	76	12%	9%
Total	$76	$457	$93	$626	100%	100%

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
3As of April 30, 2014 and 2015, consists only of limited partnership interests, which are valued at the percentage ownership of total partnership equity as determined by the general partner. These valuations require significant judgment due to the absence of quoted market prices, the inherent lack of liquidity, and the long-term nature of these investments.

The following table shows how the fair value of the Level 3 assets changed during each of the last two years. There were no transfers of assets between Level 3 and either of the other two levels.

	Real Estate Funds	Hedge Funds	Private Equity	Total
Balance as of April 30, 2013	$28	$26	$21	$75
Return on assets held at end of year	4	2	4	10
Purchases and settlements	—	2	3	5
Sales and settlements	—	—	(3)	(3)
Balance as of April 30, 2014	32	30	25	87
Return on assets held at end of year	4	1	1	6
Purchases and settlements	—	—	4	4
Sales and settlements	—	—	(4)	(4)
Balance as of April 30, 2015	$36	$31	$26	$93
The following table shows how the total fair value of all pension plan assets changed during each of the last two years. (We do not have assets set aside for postretirement medical or life insurance benefits.)

	Pension Benefits		Medical and Life Insurance Benefits
	2014	2015	2014	2015
Assets at beginning of year	$573	$605	$—	$—
Actual return on assets	53	52	—	—
Retiree contributions	—	—	1	1
Company contributions	33	14	3	3
Benefits paid	(54)	(45)	(4)	(4)
Assets at end of year	$605	$626	$—	$—
We currently expect to contribute $24 to our pension plans and $3 to our postretirement medical and life insurance benefit plans during 2016.
Funded status. The funded status of a plan refers to the difference between its assets and its obligations. The following table shows the funded status of our plans.

	Pension Benefits		Medical and Life Insurance Benefits
April 30,	2014	2015	2014	2015
Assets	$605	$626	$—	$—
Obligations	(785)	(887)	(69)	(57)
Funded status	$(180)	$(261)	$(69)	$(57)
The funded status reflected above includes obligations attributable to our non-qualified Supplemental Executive Retirement Plan that is not funded with those plan assets presented above. However, we have set aside investments in corporate-owned life insurance policies to cover these obligations. The value of those investments, which are included in “other assets” on the accompanying balance sheets, is $31 and $48 as of April 30, 2014 and 2015, respectively.

The funded status is recorded on the accompanying consolidated balance sheets as follows:

	Pension Benefits		Medical and Life Insurance Benefits
April 30,	2014	2015	2014	2015
Other assets	$2	$—	$—	$—
Accounts payable and accrued expenses	(4)	(4)	(3)	(3)
Accrued postretirement benefits	(178)	(257)	(66)	(54)
Net liability	$(180)	$(261)	$(69)	$(57)
Accumulated other comprehensive income (loss), before tax:
Net actuarial gain (loss)	$(296)	$(353)	$(14)	$(16)
Prior service credit (cost)	(5)	(4)	5	18
	$(301)	$(357)	$(9)	$2
The following table compares our pension plans that have assets in excess of their accumulated benefit obligations with those whose assets are less than their obligations. (As discussed above, we have no assets set aside for postretirement medical or life insurance benefits.)

	Plan Assets		Accumulated Benefit Obligation		Projected Benefit Obligation
April 30,	2014	2015	2014	2015	2014	2015
Plans with assets in excess of accumulated benefit obligation	$52	$53	$49	$50	$50	$52
Plans with accumulated benefit obligation in excess of assets	553	573	640	710	735	835
Total	$605	$626	$689	$760	$785	$887
Pension expense. The following table shows the components of the pension expense recognized during each of the last three years. The amount for each year includes amortization of the prior service cost/credit and net actuarial loss/gain included in accumulated other comprehensive loss as of the beginning of the year.

	Pension Benefits
	2013	2014	2015
Service cost	$20	$21	$22
Interest cost	35	31	34
Expected return on assets	(41)	(40)	(41)
Amortization of:
Prior service cost (credit)	1	1	1
Net actuarial loss (gain)	28	31	22
Net expense	$43	$44	$38
The prior service cost/credit, which represents the effect of plan amendments on benefit obligations, is amortized on a straight-line basis over the average remaining service period of the employees expected to receive the benefits. The net actuarial loss/gain results from experience different from that assumed or from a change in actuarial assumptions (including the difference between actual and expected return on plan assets), and is amortized over at least that same period. The estimated amount of prior service cost and net actuarial loss that will be amortized from accumulated other comprehensive loss into pension expense in 2016 is $1 and $27, respectively.

Other postretirement benefit expense. The following table shows the components of the postretirement medical and life insurance benefit expense that we recognized during each of the last three years.

	Medical and Life Insurance Benefits
	2013	2014	2015
Service cost	$2	$2	$1
Interest cost	3	3	3
Amortization of:
Prior service cost (credit)	1	—	(2)
Net actuarial loss (gain)	—	—	1
Net expense	$6	$5	$3
The estimated amount of prior service credit and net actuarial loss that will be amortized from accumulated other comprehensive loss into postretirement medical and life insurance benefit expense in 2016 is $3 and $1, respectively.
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

	Pension Benefits			Medical and Life Insurance Benefits
	2013	2014	2015	2013	2014	2015
Prior service credit (cost)	$(4)	$—	$—	$—	$10	$16
Net actuarial gain (loss)	(18)	9	(80)	(10)	(3)	(3)
Amortization reclassified to earnings:
Prior service cost (credit)	1	1	1	1	—	(2)
Net actuarial loss (gain)	28	31	22	—	—	1
Net amount recognized in OCI	$7	$41	$(57)	$(9)	$7	$12
Assumptions and sensitivity. We use various assumptions to determine the obligations and expense related to our pension and other postretirement benefit plans. The weighted-average assumptions used in computing benefit plan obligations as of the end of the last two years were as follows:

	Pension Benefits		Medical and Life Insurance Benefits
	2014	2015	2014	2015
Discount rate	4.46%	4.09%	4.67%	4.09%
Rate of salary increase	4.00%	4.00%	n/a	n/a

The weighted-average assumptions used in computing benefit plan expense during each of the last three years were as follows:

	Pension Benefits			Medical and Life Insurance Benefits
	2013	2014	2015	2013	2014	2015
Discount rate	4.92%	4.08%	4.46%	4.84%	4.36%	4.67%
Rate of salary increase	4.00%	4.00%	4.00%	n/a	n/a	n/a
Expected return on plan assets	7.75%	7.50%	7.50%	n/a	n/a	n/a
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
The assumed health care cost trend rates as of the end of the last two years were as follows:

	Medical and Life Insurance Benefits
	2014	2015
Health care cost trend rate assumed for next year:
Present rate before age 65	7.75%	7.50%
Present rate age 65 and after	6.75%	n/a
We project health care cost trend rates to decline gradually to 5.0% by 2023 and to remain level after that. Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical plans. A 1% increase in assumed health care cost trend rates would have increased the accumulated postretirement benefit obligation as of April 30, 2015, by $1 and the aggregate service and interest costs for 2015 by $0. A 1% decrease in assumed health care cost trend rates would have decreased the accumulated postretirement benefit obligation as of April 30, 2015, by $1 and the aggregate service and interest costs for 2015 by $0.
Savings plans. We also sponsor various defined contribution benefit plans that together cover substantially all U.S. employees. Employees can make voluntary contributions in accordance with their respective plans, which include a 401(k) tax deferral option. We match a percentage of each employee’s contributions in accordance with plan terms. We expensed $9, $10, and $10 for matching contributions during 2013, 2014, and 2015, respectively.
International plans. The information presented above for defined benefit plans and defined contribution benefit plans reflects amounts for U.S. plans only. Information about similar international plans is not presented due to immateriality.
10. STOCK-BASED COMPENSATION
The Brown-Forman 2013 Omnibus Compensation Plan is our incentive compensation plan, which is designed to reward its participants (including our eligible officers, employees, and non-employee directors) for company performance. Under the Plan, we can grant stock-based incentive awards for up to 8,300,000 shares of common stock to eligible participants until July 28, 2023. As of April 30, 2015, awards for approximately 7,253,000 shares remain available for issuance under the Plan. We try to limit the source of shares delivered to participants under the Plan to treasury shares that we purchase from time to time on the open market, in private transactions, or otherwise.
The following table presents information about stock options and stock-settled stock appreciation rights (SSARs) granted under the Plan (or its predecessor plans) as of April 30, 2015, and for the year then ended:

	Number of Underlying Shares (in thousands)	Weighted Average Exercise Price per Award	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at April 30, 2014	4,063	$42.44
Granted	366	91.97
Exercised	(601)	33.50
Forfeited or expired	(11)	86.63
Outstanding at April 30, 2015	3,817	$48.46	4.9	$163
Exercisable at April 30, 2015	2,528	$36.33	3.5	$139
The total intrinsic value of options and SSARs exercised during 2013, 2014, and 2015 was $52, $48, and $35, respectively.

We grant stock options and SSARs at an exercise price equal to the market price of the underlying stock on the grant date. Stock options and SSARs become exercisable after 3 years from the first day of the fiscal year of grant and expire 7 years after that date. The grant-date fair values of these awards granted during 2013, 2014, and 2015 were $10.70, $14.84, and $19.67 per award, respectively. We estimated the fair values using the Black-Scholes pricing model with the following assumptions:

	2013	2014	2015
Risk-free interest rate	0.9%	1.9%	2.2%
Expected volatility	22.9%	22.5%	22.3%
Expected dividend yield	1.9%	1.8%	1.7%
Expected term (years)	6.50	6.75	6.75
We have also granted restricted stock units (RSUs), deferred stock units (DSUs), and shares of performance-based restricted stock (PBRS) under the Plan (or its predecessor plans). Approximately 319,000 shares underlying these awards, with a weighted-average remaining vesting period of 1.7 years, were nonvested at April 30, 2015. The following table summarizes the changes in the number of shares underlying these awards during 2015:

	Number of Underlying Shares (in thousands)	Weighted Average Fair Value at Grant Date
Nonvested at April 30, 2014	365	$60.04
Granted	70	92.66
Adjusted for dividends or performance	9	66.93
Vested	(124)	47.57
Forfeited	(1)	81.77
Nonvested at April 30, 2015	319	$72.25
For PBRS awards, performance is measured based on the relative ranking of the total shareholder return of our Class B common stock during the three-year performance period compared to that of the companies within the Standard & Poor’s Consumer Staples Index at the end of the performance period, with specific payout levels ranging from 50% to 150%.
The total fair value of RSUs, PBRS awards, and DSUs vested during 2013, 2014, and 2015 was $5, $11, and $11, respectively.
The accompanying consolidated statements of operations reflect compensation expense related to stock-based incentive awards on a pre-tax basis of $11 in 2013, $13 in 2014, and $15 in 2015, partially offset by deferred income tax benefits of $4 in 2013, $5 in 2014, and $6 in 2015. As of April 30, 2015, there was $13 of total unrecognized compensation cost related to non-vested stock-based compensation. That cost is expected to be recognized over a weighted-average period of 2.2 years.
11. INCOME TAXES
We incur income taxes on the earnings of our U.S. and foreign operations. The following table, based on the locations of the taxable entities from which sales were derived (rather than the location of customers), presents the U.S. and foreign components of our income before income taxes:

	2013	2014	2015
United States	$751	$797	$912
Foreign	114	150	90
	$865	$947	$1,002
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

Deferred tax assets and liabilities as of the end of each of the last two years were as follows:

	2014	2015
April 30,
Deferred tax assets:
Postretirement and other benefits	$139	$164
Accrued liabilities and other	30	22
Inventories	8	12
Loss and credit carryforwards	52	46
Valuation allowance	(34)	(27)
Total deferred tax assets, net	195	217
Deferred tax liabilities:
Intangible assets	(184)	(207)
Property, plant, and equipment	(49)	(61)
Other	(21)	(31)
Total deferred tax liabilities	(254)	(299)
Net deferred tax liability	$(59)	$(82)
As of April 30, 2015, the gross amounts of loss carryforwards include a $34 net operating loss in Brazil (no expiration); a U.K. non-trading loss of $36 (no expiration); a $28 net operating loss in Finland (expires in varying amounts in 2024 and 2025); a $26 net operating loss in Mexico (expires in varying amounts between 2016 and 2018); and other foreign net operating losses of $27 ($8 that do not expire and $19 that expire in varying amounts between 2016 and 2025).
The $27 valuation allowance at April 30, 2015 ($34 at April 30, 2014), relates primarily to a $12 net operating loss in Brazil which decreased $7 in 2015 due to adjustments to certain prior year net operating losses as a result of filing amended returns, partially offset by an increase in current year net operating losses. Although the Brazil losses can be carried forward indefinitely, it is uncertain that we will realize sufficient taxable income to allow us to use these losses. The valuation allowance also includes $8 ($7 at April 30, 2014) related to other foreign net operating losses that expire between 2016 and 2023. The remaining valuation allowance relates to a $7 ($8 at April 30, 2014) non-trading loss carryforward in the United Kingdom that was generated during 2009. Although the non-trading losses can be carried forward indefinitely, we know of no significant transactions that will let us use them.
During 2014, we deferred a tax benefit of $95 that resulted primarily from the release of certain deferred tax liabilities in connection with an intercompany transfer of assets, composed primarily of an intangible asset. We are amortizing the deferred benefit to tax expense over approximately six years for financial reporting purposes, in accordance with Accounting Standard Codification (ASC) 740-10-25-3(e) (Income Taxes) and ASC 810-45-8 (Consolidation), resulting in a tax benefit of $5 and $15 for 2014 and 2015, respectively. The remaining balance of the deferred benefit, which is included in “other liabilities” on the accompanying balance sheet, was $75 as of April 30, 2015. This intercompany transfer of assets also resulted in a taxable gain that is primarily responsible for the increase in our accrued taxes balance from April 30, 2013, to April 30, 2014. The tax on this gain was paid in 2015 and was primarily responsible for the decrease in our accrued taxes balance from April 30, 2014.
Deferred tax liabilities were not provided on undistributed earnings of foreign subsidiaries ($797 and $803 at April 30, 2014 and 2015, respectively) because we expect these undistributed earnings to be reinvested indefinitely outside the United States. If these amounts were not considered permanently reinvested, additional deferred tax liabilities of approximately $175 and $163 would have been provided as of April 30, 2014 and 2015, respectively.

Total income tax expense for a year includes the tax associated with the current tax return (“current tax expense”) and the change in the net deferred tax asset or liability (“deferred tax expense”). Our total income tax expense for each of the last three years was as follows:

	2013	2014	2015
Current:
U.S. federal	$197	$243	$259
Foreign	41	49	42
State and local	10	1	11
	248	293	312
Deferred:
U.S. federal	$23	$3	$15
Foreign	1	(6)	(11)
State and local	2	(2)	2
	26	(5)	6
	$274	$288	$318
Our consolidated effective tax rate usually differs from current statutory rates due to the recognition of amounts for events or transactions with no tax consequences. The following table reconciles our effective tax rate to the federal statutory tax rate in the United States:

	Percent of Income Before Taxes
	2013	2014	2015
U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of U.S. federal tax benefit	1.0%	0.7%	1.0%
Income taxed at other than U.S. federal statutory rate	(1.4)%	(2.2)%	(0.5)%
Tax benefit from U.S. manufacturing	(2.1)%	(2.8)%	(2.5)%
Amortization of deferred tax benefit from intercompany transactions	—%	(0.4)%	(1.6)%
Other, net	(0.8)%	0.2%	0.3%
Effective rate	31.7%	30.5%	31.7%
At April 30, 2015, we had $13 of gross unrecognized tax benefits, $8 of which would reduce our effective income tax rate if recognized. A reconciliation of the beginning and ending unrecognized tax benefits follows:

	2013	2014	2015
Unrecognized tax benefits at beginning of year	$13	$11	$11
Additions for tax positions provided in prior periods	2	1	2
Additions for tax positions provided in current period	1	1	1
Decreases for tax positions provided in prior years	(1)	(1)	(1)
Settlements of tax positions in the current period	(3)	(1)	—
Lapse of statutes of limitations	(1)	—	—
Unrecognized tax benefits at end of year	$11	$11	$13
We file income tax returns in the United States, including several state and local jurisdictions, as well as in several other countries in which we conduct business. The major jurisdictions and their earliest fiscal years that are currently open for tax examinations are 2006 for one state in the United States; 2013 in the United Kingdom; 2011 in Australia and Ireland; 2010 in Brazil and the Netherlands; 2009 in Poland and Finland; and 2004 in Mexico. The audits of our fiscal 2013 and 2014 U.S. federal tax returns were concluded in the first quarters of fiscal 2015 and 2016, respectively. In addition, we are participating in the Internal Revenue Service’s Compliance Assurance Program for our fiscal 2015 tax year.
We believe there will be no material change in our gross unrecognized tax benefits in the next 12 months.

12.    ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table summarizes the change in each component of AOCI, net of tax, during 2015:

	Currency Translation Adjustments	Cash Flow Hedge Adjustments	Postretirement Benefits Adjustments	Total AOCI
Balance at April 30, 2014	$6	$(4)	$(190)	$(188)
Net other comprehensive income (loss)	(114)	32	(30)	(112)
Balance at April 30, 2015	$(108)	$28	$(220)	$(300)
The following table presents the components of net other comprehensive income (loss) during each of the last three years:

	Pre-Tax	Tax	Net
Year Ended April 30, 2013
Currency translation adjustments	$16	$1	$17
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	7	(4)	3
Reclassification to earnings[1]	(1)	1	—
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	(32)	16	(16)
Reclassification to earnings[2]	30	(15)	15
Net other comprehensive income (loss)	$20	$(1)	$19

Year Ended April 30, 2014
Currency translation adjustments	$(2)	$(2)	$(4)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	(7)	3	(4)
Reclassification to earnings[1]	—	—	—
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	18	(7)	11
Reclassification to earnings[2]	32	(12)	20
Net other comprehensive income (loss)	$41	$(18)	$23

Year Ended April 30, 2015
Currency translation adjustments	$(120)	$6	$(114)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	96	(40)	56
Reclassification to earnings[1]	(41)	17	(24)
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	(70)	26	(44)
Reclassification to earnings[2]	22	(8)	14
Net other comprehensive income (loss)	$(113)	$1	$(112)
1Pre-tax amount is classified as net sales in the accompanying consolidated statements of operations.
2Pre-tax amount is a component of pension and other postretirement benefit expense (as shown in Note 9).

13. SUPPLEMENTAL INFORMATION
The following table presents net sales by product category:

	2013	2014	2015
Net sales:
Spirits	$3,613	$3,765	$3,903
Wine	171	181	193
	$3,784	$3,946	$4,096
The following table presents net sales by geography:

	2013	2014	2015
Net sales:
United States	$1,562	$1,624	$1,780
Europe	1,147	1,264	1,270
Australia	510	469	431
Other	565	589	615
	$3,784	$3,946	$4,096

Net sales are attributed to countries based on where customers are located.
The net book value of property, plant, and equipment located in Mexico was $50 and $40 as of April 30, 2014 and 2015, respectively. Other long-lived assets located outside the United States are not significant.
We have concluded that our business constitutes a single operating segment.
14. CASH DIVIDENDS
We paid total cash dividends per share of $4.98 (including a special dividend per share of $4.00) in 2013, $1.09 in 2014, and $1.21 in 2015.
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
The stock split, which was effected as a stock dividend, resulted in our issuing one new share of Class A common stock for each two shares of Class A common stock outstanding and one new share of Class B common stock for each two shares of Class B common stock outstanding. The stock split was paid on August 10, 2012, to stockholders of record as of August 3, 2012. We did not apply the stock split to our treasury shares.
As a result of the stock split, we reclassified approximately $10 from our retained earnings account to our common stock accounts during 2013. The $10 represents the $0.15 par value per share of the new shares issued in the stock split. Also, we adjusted retained earnings and treasury stock by approximately $8 to reflect the book value (at cost) of treasury shares issued in connection with the stock split.
We have restated previously reported share and per share amounts in the accompanying financial statements and related notes to reflect the stock split.

Part II
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(Expressed in millions, except per share amounts)

	Fiscal 2014					Fiscal 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$896	$1,079	$1,078	$893	$3,946	$921	$1,135	$1,093	$947	$4,096
Gross profit	477	576	532	493	2,078	495	609	553	527	2,183
Net income	143	206	177	132	659	150	208	186	140	684
Basic EPS	0.67	0.97	0.83	0.62	3.08	0.70	0.98	0.88	0.67	3.23
Diluted EPS	0.66	0.96	0.82	0.62	3.06	0.70	0.97	0.87	0.66	3.21
Cash dividends per share:
Declared	0.51	—	0.58	—	1.09	0.58	—	0.63	—	1.21
Paid	0.26	0.26	0.29	0.29	1.09	0.29	0.29	0.32	0.32	1.21
Market price per share:
Class A high	75.47	74.65	79.83	91.00	91.00	95.29	93.09	98.00	95.23	98.00
Class A low	67.00	65.46	71.00	74.67	65.46	85.98	81.38	85.33	86.85	81.38
Class B high	74.29	74.96	80.76	91.15	91.15	97.15	93.62	97.97	93.99	97.97
Class B low	66.44	66.41	72.11	75.54	66.41	86.48	81.89	85.43	86.71	81.89

Note: Quarterly amounts may not add to amounts for the year due to rounding

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
The Audit Committee of the Board of Directors, comprising only independent directors, meets regularly with our external auditors, the independent registered public accounting firm PricewaterhouseCoopers LLP (PwC), our internal auditors, and representatives of management to review accounting, internal control structure, and financial reporting matters. Our internal auditors and PwC have full, free access to the Audit Committee. As set forth in our Code of Conduct and Compliance Guidelines, we are firmly committed to adhering to the highest standards of moral and ethical behaviors in our business activities.
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
As of the end of our fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of April 30, 2015. PwC has audited the effectiveness of our internal control over financial reporting as of April 30, 2015, as stated in their report.

Dated:	June 17, 2015
		By:	/s/ Paul C. Varga
Paul C. Varga
Chief Executive Officer and Chairman of the Company

		By:	/s/ Jane C. Morreau
Jane C. Morreau
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
of Brown-Forman Corporation:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity present fairly, in all material respects, the financial position of Brown-Forman Corporation and its subsidiaries (the “Company”) at April 30, 2015, and April 30, 2014, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2015, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item
15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express opinions on these financial statements, on this financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
June 17, 2015

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) (our principal executive officer and principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of fiscal 2015. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures: are effective to ensure that information required to be disclosed by the company in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by the company in such reports is accumulated and communicated to the company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended April 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm. The report of management on our internal control over financial reporting as of April 30, 2015, and the report of our independent registered public accounting firm on our internal control over financial reporting are set forth in “Item 8. Financial Statements and Supplementary Data.”
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Information on our Executive Officers is included under the caption “Employees and Executive Officers” in Part I of this report. For the other information required by this item, see the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 23, 2015, which information is incorporated into this report by reference: (a) “Election of Directors” (for biographical information on directors and family relationships); (b) “Code of Conduct” (for information on our Code of Ethics); (c) “Section 16(a) Beneficial Ownership Reporting Compliance” (for information on compliance with Section 16 of the Exchange Act); (d) “Corporate Governance and Nominating Committee” (for information on the procedures by which security holders may recommend nominees to the Company’s Board of Directors); and (e) “Corporate Governance” (for information on our Audit Committee).
Item 11. Executive Compensation
For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 23, 2015, which information is incorporated into this report by reference: (a) “Compensation Discussion and Analysis”; (b) “Compensation Tables”; (c) “Director Compensation”; and (d) “Compensation Committee Interlocks and Insider Participation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
For Equity Compensation Plan information, please see “Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” For the other information required by this item, refer to the section entitled “Stock Ownership” of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 23, 2015, which information is incorporated into this report by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 23, 2015, which information is incorporated into this report by reference: (a) “Certain Relationships and Related Transactions”; and (b) “Our Independent Directors.”

Item 14. Principal Accounting Fees and Services
For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 23, 2015, which information is incorporated into this report by reference: (a) “Fees Paid to Independent Registered Public Accounting Firm”; and (b) “Audit Committee Pre-Approval Policies and Procedures.”
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
101
The following materials from Brown-Forman Corporation’s Annual Report on Form 10-K for the fiscal year ended April 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (a) Consolidated Statements of Operations, (b) Consolidated Statements of Comprehensive Income, (c) Consolidated Balance Sheets, (d) Consolidated Statements of Cash Flows, (e) Consolidated Statements of Stockholders’ Equity, and (f) Notes to Consolidated Financial Statements.

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

4.1
Indenture dated as of April 2, 2007, between Brown-Forman Corporation and U.S. Bank National Association, as Trustee, incorporated into this report by reference to Exhibit 4.1 of Brown-Forman Corporation’s Form 8‑K filed on April 3, 2007 (File No. 002-26821).

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

10.15	Brown-Forman Corporation 2013 Omnibus Compensation Plan, incorporated into this report by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 8-K filed on July 26, 2013 (File No. 002-26821).*
10.16
Form of Employee Stock-Settled Stock Appreciation Right Award Agreement, incorporated into this report by reference to Exhibit 10.3 of Brown-Forman Corporation’s Form 8-K filed on July 26, 2013 (File No. 002-26821).*

10.17	Form of Restricted Stock Unit Award Agreement, incorporated into this report by reference to Exhibit 10.4 of Brown-Forman Corporation’s Form 8-K filed on July 26, 2013 (File No. 002-26821).*
10.18	Form of Restricted Stock Award Agreement, incorporated into this report by reference to Exhibit 10.5 of Brown-Forman Corporation’s Form 8-K filed on July 26, 2013 (File No. 002-26821).*
10.19
Paul C. Varga July 25, 2013 Special Restricted Stock Award Agreement, incorporated into this report by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 8-K filed on July 30, 2014 (File No. 002-26821).*

10.20
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
Chief Executive Officer and Chairman of the Company
Date: June 17, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on June 17, 2015, as indicated:

/s/ Geo. Garvin Brown IV
By:	Geo. Garvin Brown IV
Director, Chairman of the Board

/s/ Paul C. Varga
By:	Paul C. Varga
Director, Chief Executive Officer, and Chairman of the Company

/s/ Joan C. Lordi Amble
By:	Joan C. Lordi Amble
Director

/s/ Patrick Bousquet-Chavanne
By:	Patrick Bousquet-Chavanne
Director

/s/ Martin S. Brown, Jr.
By:	Martin S. Brown, Jr.
Director

/s/ Stuart R. Brown
By:	Stuart R. Brown
Director

/s/ Bruce L. Byrnes
By:	Bruce L. Byrnes
Director

/s/ John D. Cook
By:	John D. Cook
Director

/s/ Sandra A. Frazier
By:	Sandra A. Frazier
Director

/s/ Augusta Brown Holland
By:	Augusta Brown Holland
Director

/s/ Michael J. Roney
By:	Michael J. Roney
Director

/s/ Dace Brown Stubbs
By:	Dace Brown Stubbs
Director

/s/ Michael A. Todman
By:	Michael A. Todman
Director

/s/ James S. Welch, Jr.
By:	James S. Welch, Jr.
Director

/s/ Jane C. Morreau
By:	Jane C. Morreau
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Brian P. Fitzgerald
By:	Brian P. Fitzgerald
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended April 30, 2013, 2014, and 2015
(Expressed in millions)

Col. A	Col. B	Col. C(1)	Col. C(2)	Col. D		Col. E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions		Balance at End of Period
2013
Allowance for Doubtful Accounts	$9	2	$—	2	(1)	$9
2014
Allowance for Doubtful Accounts	$9	$—	$—	—	(1)	$9
2015
Allowance for Doubtful Accounts	$9	2	—	$1	(1)	$10

(1)	Doubtful accounts written off, net of recoveries.