Form 10-Q
period 2015-07-31
BROWN FORMAN CORP
filed 2015-08-26
CIK 14693

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2015
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  July 31, 2015

Class A Common Stock ($.15 par value, voting)	84,528,000
Class B Common Stock ($.15 par value, nonvoting)	121,962,627

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended
	July 31,
	2014	2015
Net sales	$921	$900
Excise taxes	216	201
Cost of sales	210	208
Gross profit	495	491
Advertising expenses	99	95
Selling, general, and administrative expenses	170	169
Other expense (income), net	5	—
Operating income	221	227
Interest expense	7	9
Income before income taxes	214	218
Income taxes	64	62
Net income	$150	$156
Earnings per share:
Basic	$0.70	$0.75
Diluted	$0.70	$0.75
Cash dividends per common share:
Declared	$0.580	$0.630
Paid	$0.290	$0.315
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended
	July 31,
	2014	2015
Net income	$150	$156
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(16)	(24)
Cash flow hedge adjustments	5	16
Postretirement benefits adjustments	4	4
Net other comprehensive income (loss)	(7)	(4)
Comprehensive income	$143	$152
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions)

	April 30, 2015	July 31, 2015
Assets
Cash and cash equivalents	$370	$494
Accounts receivable, less allowance for doubtful accounts of $10 and $9 at April 30 and July 31, respectively	583	505
Inventories:
Barreled whiskey	571	599
Finished goods	200	237
Work in process	121	118
Raw materials and supplies	61	81
Total inventories	953	1,035
Current deferred tax assets	16	9
Other current assets	332	328
Total current assets	2,254	2,371
Property, plant and equipment, net	586	608
Goodwill	607	605
Other intangible assets	611	605
Deferred tax assets	18	18
Other assets	112	127
Total assets	$4,188	$4,334
Liabilities
Accounts payable and accrued expenses	$497	$438
Dividends payable	—	65
Accrued income taxes	12	54
Current deferred tax liabilities	9	13
Short-term borrowings	190	13
Current portion of long-term debt	250	250
Total current liabilities	958	833
Long-term debt	743	1,229
Deferred tax liabilities	107	112
Accrued pension and other postretirement benefits	311	304
Other liabilities	164	149
Total liabilities	2,283	2,627
Commitments and contingencies
Stockholders’ Equity
Common stock:
Class A, voting (85,000,000 shares authorized; 85,000,000 shares issued)	13	13
Class B, nonvoting (400,000,000 shares authorized; 142,313,000 shares issued)	21	21
Additional paid-in capital	99	111
Retained earnings	3,300	3,309
Accumulated other comprehensive income (loss), net of tax	(300)	(304)
Treasury stock, at cost (18,613,000 and 20,823,000 shares at April 30 and July 31, respectively)	(1,228)	(1,443)
Total stockholders’ equity	1,905	1,707
Total liabilities and stockholders’ equity	$4,188	$4,334
 See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Three Months Ended
	July 31,
	2014	2015
Cash flows from operating activities:
Net income	$150	$156
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	13	13
Stock-based compensation expense	3	3
Deferred income taxes	1	2
Changes in assets and liabilities	(55)	(27)
Cash provided by operating activities	112	147
Cash flows from investing activities:
Additions to property, plant, and equipment	(31)	(39)
Cash used for investing activities	(31)	(39)
Cash flows from financing activities:
Net change in short-term borrowings	5	(176)
Proceeds from long-term debt	—	490
Debt issuance costs	—	(5)
Net payments related to exercise of stock-based awards	(4)	(5)
Excess tax benefits from stock-based awards	16	12
Acquisition of treasury stock	(12)	(230)
Dividends paid	(62)	(65)
Cash provided by (used for) financing activities	(57)	21
Effect of exchange rate changes on cash and cash equivalents	(1)	(5)
Net increase (decrease) in cash and cash equivalents	23	124
Cash and cash equivalents, beginning of period	437	370
Cash and cash equivalents, end of period	$460	$494
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In these notes, “we,” “us,” and “our” refer to Brown-Forman Corporation.

1.    Condensed Consolidated Financial Statements
We prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. In accordance with those rules and regulations, we condensed or omitted certain information and disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). We suggest that you read these condensed financial statements together with the financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended April 30, 2015 (the 2015 Form 10-K).

In our opinion, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial results for the periods covered by this report.

We prepared the accompanying financial statements on a basis that is substantially consistent with the accounting principles applied in our 2015 Form 10-K, although during the first quarter of fiscal 2016 we adopted new guidance for the presentation of debt issuance costs. Under the new guidance, debt issuance costs are presented as a direct deduction from the debt liability rather than as an asset. In adopting the new guidance, we retrospectively adjusted our balance sheet as of April 30, 2015. As a result, the carrying amounts of other assets (noncurrent) and long-term debt have decreased by $5 million from the amounts previously reported as of that date.

In May 2014, the Financial Accounting Standards Board (FASB) issued new guidance on the recognition of revenue from contracts with customers. As issued, the new guidance would have become effective for us beginning fiscal 2018. However, the FASB has since deferred the effective date until our fiscal 2019, though permitting voluntary adoption as of the original effective date. The FASB has also proposed further amendments to the new guidance. We are currently evaluating the potential impact of the new guidance and the proposed amendments on our financial statements.

2.    Inventories
We use the last-in, first-out (LIFO) method to determine the cost of most of our inventories. If the LIFO method had not been used, inventories at current cost would have been $234 million higher than reported as of April 30, 2015, and $239 million higher than reported as of July 31, 2015. Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

3.    Income Taxes
Our consolidated interim effective tax rate is based upon our expected annual operating income, statutory tax rates, and income tax laws in the various jurisdictions in which we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. The effective tax rate of 28.5% for the three months ended July 31, 2015, is based on an expected tax rate of 29.8% on ordinary income for the full fiscal year, as adjusted for the recognition of a net tax benefit related to discrete items arising during the period and interest on previously provided tax contingencies. Our expected tax rate includes current fiscal year additions for existing tax contingency items.

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

The following table presents information concerning basic and diluted earnings per share:

	Three Months Ended
	July 31,
(Dollars in millions, except per share amounts)	2014	2015
Net income available to common stockholders	$150	$156
Share data (in thousands):
Basic average common shares outstanding	213,444	207,263
Dilutive effect of stock-based awards	1,575	1,375
Diluted average common shares outstanding	215,019	208,638

Basic earnings per share	$0.70	$0.75
Diluted earnings per share	$0.70	$0.75

We excluded common stock-based awards for approximately 366,000 shares and 644,000 shares from the calculation of diluted earnings per share for the three months ended July 31, 2014 and 2015, respectively. We excluded those awards because they were not dilutive for those periods under the treasury stock method.

5.    Commitments and Contingencies
We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe it is reasonably possible that these loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies are recorded as of July 31, 2015.

We have guaranteed the repayment by a third-party importer of its obligation under a bank credit facility that it uses in connection with its importation of our products in Russia. If the importer were to default on that obligation, which we believe is unlikely, our maximum possible exposure under the existing terms of the guaranty would be approximately $17 million (subject to changes in foreign currency exchange rates). Both the fair value and carrying amount of the guaranty are insignificant.

As of July 31, 2015, our actual exposure under the guaranty of the importer's obligation is approximately $8 million. We also have accounts receivable from that importer of approximately $13 million at July 31, 2015, which we expect to collect in full.

Based on the financial support we provide to the importer, we believe it meets the definition of a variable interest entity. However, because we do not control this entity, it is not included in our consolidated financial statements.

6.    Debt
Our long-term debt (net of unamortized discount and issuance costs) consisted of:

(Dollars in millions)	April 30, 2015	July 31, 2015
2.50% notes, due in fiscal 2016	$250	$250
1.00% notes, due in fiscal 2018	248	249
2.25% notes, due in fiscal 2023	247	247
3.75% notes, due in fiscal 2043	248	248
4.50% notes, due in fiscal 2046	—	485
	993	1,479
Less current portion	250	250
	$743	$1,229
We issued senior, unsecured notes with an aggregate principal amount of $500 million in June 2015. Interest on the notes will accrue at a rate of 4.5% and be paid semi-annually. As of July 31, 2015, the carrying amount of the notes was $485 million ($500 million principal, less discounts of $10 million and issuance costs of $5 million).
As of April 30, 2015, our short-term borrowings of $190 million included $183 million of commercial paper, with an average interest rate of 0.17%, and a remaining maturity of 13 days. No commercial paper was outstanding at July 31, 2015.

7.    Pension and Other Postretirement Benefits
The following table shows the components of the pension and other postretirement benefit cost recognized for our U.S. benefit plans during the periods covered by this report. Information about similar international plans is not presented due to immateriality.

	Three Months Ended
	July 31,
(Dollars in millions)	2014	2015
Pension Benefits:
Service cost	$5	$6
Interest cost	8	9
Expected return on plan assets	(10)	(10)
Amortization of net actuarial loss	6	7
Net cost	$9	$12

Other Postretirement Benefits:
Interest cost	$1	$1
Net cost	$1	$1

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity.

The following table summarizes the assets and liabilities measured or disclosed at fair value on a recurring basis:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
April 30, 2015:
Assets:
Currency derivatives	$—	$59	$—	$59
Liabilities:
Currency derivatives	—	18	—	18
Short-term borrowings	—	190	—	190
Current portion of long-term debt	—	253	—	253
Long-term debt	—	735	—	735
July 31, 2015:
Assets:
Currency derivatives	—	75	—	75
Liabilities:
Currency derivatives	—	11	—	11
Short-term borrowings	—	13	—	13
Current portion of long-term debt	—	252	—	252
Long-term debt	—	1,219	—	1,219

We determine the fair values of our currency derivatives (forward contracts) using standard valuation models. The significant inputs used in these models, which are readily available in public markets or can be derived from observable market transactions, include the applicable exchange rate, forward rates, and discount rates. The discount rates are based on the historical U.S. Treasury rates.

The fair value of short-term borrowings approximates their carrying amount. We determine the fair value of long-term debt primarily based on the prices at which similar debt has recently traded in the market and also considering the overall market conditions on the date of valuation.

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

Below is a comparison of the fair values and carrying amounts of these instruments:

	April 30, 2015		July 31, 2015
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$370	$370	$494	$494
Currency derivatives	59	59	75	75
Liabilities:
Currency derivatives	18	18	11	11
Short-term borrowings	190	190	13	13
Current portion of long-term debt	250	253	250	252
Long-term debt	743	735	1,229	1,219

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

We had outstanding currency derivatives, related primarily to our euro, British pound, and Australian dollar exposures, with notional amounts totaling $1,212 million at April 30, 2015 and $1,258 million at July 31, 2015.

We use forward purchase contracts with suppliers to protect against corn price volatility. We expect to physically take delivery of the corn underlying each contract and use it for production over a reasonable period of time. Accordingly, we account for these contracts as normal purchases rather than derivative instruments.

During May 2015, we entered into interest rate derivative contracts (U.S. treasury lock agreements) to manage the interest rate risk related to the anticipated issuance of fixed-rate senior, unsecured notes. We designated the contracts as cash flow hedges of the future interest payments associated with the anticipated notes. Upon issuance of the notes in June 2015 (see Note 6), we settled the contracts for a gain of $8 million . The entire gain was recorded to AOCI and will be amortized as a reduction of interest expense over the life of the notes.

The following table presents the pre-tax impact that changes in the fair value of our derivative instruments had on AOCI and earnings during the periods covered by this report:

		Three Months Ended
		July 31,
(Dollars in millions)	Classification	2014	2015
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$5	$29
Net gain (loss) reclassified from AOCI into income	Net sales	(2)	13
Interest rate derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	—	8
Derivatives not designated as hedging instruments:
Currency derivatives – net gain (loss) recognized in income	Net sales	—	3
Currency derivatives – net gain (loss) recognized in income	Other income	(9)	4

We expect to reclassify $48 million of deferred net gains recorded in AOCI as of July 31, 2015, to earnings during the next 12 months. This reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur. The maximum term of our outstanding derivative contracts was 36 months at April 30, 2015 and 36 months at July 31, 2015.

The following table presents the fair values of our derivative instruments as of April 30, 2015 and July 31, 2015.

(Dollars in millions)	Classification	Fair value of derivatives in a gain position	Fair value of derivatives in a loss position
April 30, 2015:
Designated as cash flow hedges:
Currency derivatives	Other current assets	$42	$(2)
Currency derivatives	Other assets	20	(3)
Currency derivatives	Accrued expenses	—	(6)
Currency derivatives	Other liabilities	—	(6)
Not designated as hedges:
Currency derivatives	Other current assets	3	(1)
Currency derivatives	Accrued expenses	1	(7)
July 31, 2015:
Designated as cash flow hedges:
Currency derivatives	Other current assets	47	—
Currency derivatives	Other assets	25	(1)
Currency derivatives	Accrued expenses	—	(4)
Currency derivatives	Other liabilities	—	(3)
Not designated as hedges:
Currency derivatives	Other current assets	5	(1)
Currency derivatives	Accrued expenses	—	(4)

The fair values reflected in the above table are presented on a gross basis. However, as discussed further below, the fair values of those instruments that are subject to net settlement agreements are presented in our balance sheets on a net basis.

In our statement of cash flows, we classify cash flows related to cash flow hedges in the same category as the cash flows from the hedged items.

Credit risk. We are exposed to credit-related losses if the counterparties to our derivative contracts default. This credit risk is limited to the fair value of the contracts. To manage this risk, we contract only with major financial institutions that have earned investment-grade credit ratings and with whom we have standard International Swaps and Derivatives Association (ISDA) agreements that allow for net settlement of the derivative contracts. Also, we have established counterparty credit guidelines that are regularly monitored and that provide for reports to senior management according to prescribed guidelines, and we monetize contracts when we believe it is warranted. Because of these safeguards, we believe we have no derivative positions that warrant credit valuation adjustments.

Some of our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. The aggregate fair value of all derivatives with creditworthiness requirements that were in a net liability position was $18 million at April 30, 2015 and $9 million at July 31, 2015.

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

(Dollars in millions)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet	Net Amounts
April 30, 2015:
Derivative assets	$65	$(6)	$59	$—	$59
Derivative liabilities	(24)	6	(18)	—	(18)
July 31, 2015:
Derivative assets	77	(2)	75	—	75
Derivative liabilities	(13)	2	(11)	—	(11)

No cash collateral was received or pledged related to our derivative contracts as of April 30, 2015 and July 31, 2015.

11.    Accumulated Other Comprehensive Income
The following table summarizes the changes in each component of accumulated other comprehensive income (AOCI), net of tax, during the three months ended July 31, 2014 and 2015:

	Currency Translation Adjustments	Cash Flow Hedge Adjustments	Postretirement Benefits Adjustments	Total AOCI

Balance at April 30, 2014	$6	$(4)	$(190)	$(188)
Net other comprehensive income (loss)	(16)	5	4	(7)
Balance at July 31, 2014	$(10)	$1	$(186)	$(195)

Balance at April 30, 2015	$(108)	$28	$(220)	$(300)
Net other comprehensive income (loss)	(24)	16	4	(4)
Balance at July 31, 2015	$(132)	$44	$(216)	$(304)

The following table presents the components of net other comprehensive income (loss) during the three months ended July 31, 2014 and 2015:

	Pre-Tax	Tax	Net
Three Months Ended July 31, 2014
Currency translation adjustments	$(16)	$—	$(16)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	5	(1)	4
Reclassification to earnings[1]	2	(1)	1
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	—	—	—
Reclassification to earnings[2]	6	(2)	4
Net other comprehensive income (loss)	$(3)	$(4)	$(7)

Three Months Ended July 31, 2015
Currency translation adjustments	$(23)	$(1)	$(24)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	37	(12)	25
Reclassification to earnings[1]	(13)	4	(9)
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	—	—	—
Reclassification to earnings[2]	7	(3)	4
Net other comprehensive income (loss)	$8	$(12)	$(4)
1Pre-tax amount is classified as net sales in the accompanying consolidated statements of operations.
2Pre-tax amount is a component of pension and other postretirement benefit expense (as shown in Note 7).

12.    Dividends Payable
On July 23, 2015, our Board of Directors declared a regular quarterly cash dividend of $0.315 per share on our Class A and
Class B common stock. Stockholders of record on September 8, 2015, will receive the cash dividend on October 1, 2015.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with both our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report and our 2015 Form 10-K. Note that the results of operations for the three months ended July 31, 2015, do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, “we,” “us,” and “our” refer to Brown-Forman Corporation.

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

Management uses “underlying” measures of performance to assist it in comparing and measuring our performance from period to period on a consistent basis, and in comparing our performance to that of our competitors. We also use underlying measures as metrics of management incentive compensation calculations. Management also uses underlying measures in its planning and forecasting and in communications with the board of directors, stockholders, analysts, and investors concerning our financial performance. We have provided reconciliations of the non-GAAP measures adjusted to an “underlying” basis to their nearest GAAP measures in the tables below under “Results of Operations – Year-Over-Year Period Comparisons” and have consistently applied the adjustments within our reconciliations in arriving at each non-GAAP measure.

Important Information on Forward-Looking Statements:
This report contains statements, estimates, and projections that are “forward-looking statements” as defined under U.S. federal securities laws. Words such as “aim,” “anticipate,” “aspire,” “believe,” “continue,” “could,” “envision,” “estimate,” “expect,” “expectation,” “intend,” “may,” “plan,” “potential,” “project,” “pursue,” “see,” “seek,” “should,” “will,” and similar words identify forward-looking statements, which speak only as of the date we make them. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. By their nature, forward-looking statements involve risks, uncertainties, and other factors (many beyond our control) that could cause our actual results to differ materially from our historical experience or from our current expectations or projections. These risks and uncertainties include those described in Part I, Item 1A. Risk Factors of our 2015 Form 10-K and those described from time to time in our future reports filed with the Securities and Exchange Commission, including:

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

•
Tax rate changes (including excise, sales, VAT, tariffs, duties, corporate, individual income, dividends, capital gains) or changes in related reserves, changes in tax rules (for example, LIFO, foreign income deferral, U.S. manufacturing, and other deductions) or accounting standards, and the unpredictability and suddenness with which they can occur

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

•	Risks associated with acquisitions, dispositions, business partnerships or investments – such as acquisition integration, or termination difficulties or costs, or impairment in recorded value

•	Inadequate protection of our intellectual property rights

•	Product recalls or other product liability claims; product counterfeiting, tampering, contamination, or product quality issues

•	Significant legal disputes and proceedings; government investigations (particularly of industry or company business, trade or marketing practices)

•	Failure or breach of key information technology systems

•	Negative publicity related to our company, brands, marketing, personnel, operations, business performance, or prospects

•	Failure to attract or retain key executive or employee talent

•	Our status as a family “controlled company” under New York Stock Exchange rules

Summary of Operating Performance

	Three months ended July 31,
	2014	2015	Reported Change	Underlying Change[1]

Net sales	$921	$900	(2)%	7%
Excise taxes	216	201	(7)%	6%
Cost of sales	210	208	(1)%	10%
Gross profit	495	491	(1)%	7%
Advertising	99	95	(4)%	3%
SG&A	170	169	(1)%	6%
Operating income	$221	$227	3%	9%

Gross margin	53.7%	54.5%	0.8pp
Operating margin	23.9%	25.2%	1.3pp
Interest expense, net	$7	$9	36%
Effective tax rate	29.8%	28.5%	(1.3)pp
Diluted earnings per share	$0.70	$0.75	7%

1See “Non-GAAP Financial Measures” above for details on our use of “underlying changes” for net sales, excise taxes, cost of sales, gross profit, advertising expenses, SG&A expenses, and operating income, including how these measures are calculated and the reasons why we think this information is useful to readers.
Overview
For the three months ended July 31, 2015, compared to same period last year, we grew underlying net sales 7% (reported declined 2%), increased underlying operating income 9% (reported 3%), and delivered a 7% increase in diluted earnings per share.
These operating results were driven by the continued global net sales growth of our American whiskey portfolio, led by the Jack Daniel's family of brands, including significant contributions from Jack Daniel’s Tennessee Fire, and by Woodford Reserve. These increases in net sales were partially offset by higher underlying advertising and SG&A expenses. In addition, foreign exchange negatively affected our reported operating income as a result of the strengthening of the dollar against nearly all currencies.
Our financial condition remained strong. We received proceeds of $490 million from the issuance of long-term debt in June 2015, while continuing to invest in our capacity expansion projects and returning $295 million to shareholders during the three months ended July 31, 2015, through dividends and share repurchases.

RESULTS OF OPERATIONS – FISCAL 2016 YEAR-TO-DATE HIGHLIGHTS
Market Highlights
The following table provides supplemental information for our largest markets for the three months ended July 31, 2015, compared to the same period last year. We discuss results for the markets most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the three months ended July 31, 2015, compared to the same period last year.
Top 10 Markets[1] - Fiscal 2016 Net Sales Growth by Geographic Area

	Percentage change versus prior year period
Three months ended July 31, 2015	Net Sales[2]
Geographic area	Reported	Foreign Exchange	Net Chg in Est. Distributor Inventories	Underlying *
United States	8%	—%	2%	10%
Europe	(1%)	15%	(1%)	13%
United Kingdom	11%	6%	—%	17%
Germany	8%	16%	—%	23%
Poland	(4%)	21%	—%	17%
France	(1%)	14%	—%	13%
Russia	(46%)	17%	(7%)	(36%)
Turkey	2%	24%	—%	26%
Rest of Europe	(6%)	18%	(4%)	8%
Australia	(30%)	19%	—%	(10%)
Other	(8%)	12%	1%	5%
Mexico	(1%)	18%	—%	17%
Canada	9%	12%	(16%)	4%
Rest of Other	(14%)	8%	4%	(2%)
TOTAL	(2%)	9%	1%	7%
* Totals may differ due to rounding

1Top 10 markets as ranked based on percentage of total Fiscal 2015 Net Sales. See 2015 Form 10-K “Results of Operations - Fiscal 2015 Market Highlights” and “Note 13. Supplemental Information.”
2See “Non-GAAP Financial Measures” above for details on our use of “underlying change” in net sales, including how this measure is calculated and the reasons why we think this information is useful to readers.

•
United States. Underlying net sales growth was driven primarily by the Jack Daniel’s family of brands, led by volumes from Jack Daniel’s Tennessee Fire (JDTF), which was introduced nationally late in fiscal 2015, and to a lesser extent, Jack Daniel’s Tennessee Whiskey (JDTW) volume growth. Continued double-digit volume growth by Woodford Reserve also contributed to the underlying net sales growth, while lower volumes for Southern Comfort, Canadian Mist, and Jack Daniel’s Tennessee Honey (JDTH) partially offset these gains.

•
Europe. Underlying net sales grew in nearly all markets, most notably in the United Kingdom, Germany, and Turkey. These gains were partially offset by declines in Russia, where lower consumer demand led to volume declines and unusually high discounts reduced pricing. Reported net sales were hurt across Europe by foreign exchange due to the dollar strengthening against all currencies compared with the prior-year period.

◦
In the United Kingdom, underlying net sales growth was driven by higher volumes of JDTW and JDTH, primarily in the off-trade channel, driven in part by strong demand from retail customers as well as comparison with weaker results in the prior-year period.

◦
In Germany, underlying net sales growth was driven predominantly by higher volumes of JDTW compared with relatively weak results in prior-year period when retail- and wholesale-trade inventory reductions depressed results.

◦	In Turkey, underlying net sales growth was driven by higher volumes and increased pricing for JDTW and a more favorable customer mix.

◦	In France, underlying net sales growth was driven by higher volumes of JDTH and JDTW, as the Jack Daniel’s family of brands gained market share in the world’s third largest whiskey market.

◦
In Poland, underlying net sales growth was driven by volume gains for Finlandia, which benefited from comparison with weak results in the prior-year period. Finlandia continued to suffer from generally soft consumer demand for premium vodkas in Poland.

◦	In Russia, underlying net sales declines were driven primarily by higher discounting and lower volumes for JDTW and, to a lesser extent, for Finlandia.

•
Australia. The decline in underlying net sales was driven by lower volumes for Jack Daniel’s RTDs and JDTW due in part to weak consumer demand for spirits and spirit-based RTDs and increasing competition. In addition, prior-period results reflected a buy-in ahead of our August 2014 price increases associated with excise tax increases.

•
Other. In Mexico, the increase in underlying net sales was driven by higher volumes for New Mix. The growth in New Mix was due to low trade inventories at the beginning of fiscal 2016 and a buy-in in advance of a price increase in June 2015.

Brand Highlights
The following table highlights the worldwide results of our largest brands for the three months ended July 31, 2015, compared to the same period last year. We discuss results of the brands most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the three months ended July 31, 2015, compared to the same period last year.
Major Brands Worldwide Results

	Percentage change versus prior year
Three months ended July 31, 2015	Volumes	Net Sales[1]
Brand family / brand	9L Depletions	Reported	Foreign Exchange	Net Chg in Est. Distributor Inventories	Underlying *
Jack Daniel’s Family	3%	(3%)	8%	1%	6%
Jack Daniel’s Tennessee Whiskey	3%	(4%)	8%	—%	4%
Jack Daniel’s Tennessee Honey	14%	4%	8%	6%	18%
Other Jack Daniel’s whiskey brands[2]	63%	21%	6%	18%	45%
Jack Daniel’s RTDs/RTP[3]	(4%)	(16%)	12%	(1%)	(4%)
New Mix RTDs	43%	28%	24%	—%	51%
Finlandia Family	(4%)	(18%)	19%	2%	3%
Southern Comfort Family	(6%)	(6%)	6%	(3%)	(4%)
Canadian Mist Family	(6%)	(3%)	—%	(1%)	(5%)
el Jimador Family	6%	(5%)	8%	7%	11%
Woodford Reserve Family	26%	26%	4%	(2%)	28%
Herradura	21%	14%	11%	3%	28%
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
3Jack Daniel’s RTD and RTP products include all RTD line extensions of Jack Daniel’s, such as Jack Daniel’s & Cola, Jack Daniel’s & Diet Cola, Jack & Ginger, Jack Daniel’s Country Cocktails, and the seasonal Jack Daniel’s Winter Jack RTP.

•
Jack Daniel’s family of brands grew underlying net sales 6% (reported declined 3%) and was the most significant contributor to our underlying net sales growth. Reported net sales were hurt by foreign exchange due to the dollar strengthening in essentially all markets. The following are details about the underlying performance of the Jack Daniel’s family of brands:

◦	JDTW grew volumes, most notably in Germany, the United States, the United Kingdom, and Turkey. These gains were partially offset by declines in Australia and Russia.

◦	JDTH grew volumes, most notably in Europe, including the United Kingdom and France, our largest European markets for JDTH. These gains were partially offset by a slight decline in the United States.

◦
Among our Other Jack Daniel’s whiskey brands, the most significant contributor to underlying net sales growth was JDTF, launched nationally in the United States at the end of fiscal 2015. JDTF delivered about half of the underlying net sales growth in the Jack Daniel’s family of brands for the three months ended July 31, 2015.

◦	Jack Daniel’s RTDs/RTP overall volumes declined slightly, driven primarily by declines in Australia.

•
Underlying net sales for Southern Comfort declined 4% (reported declined 6%). Net sales declined in the United States and Australia, two of Southern Comfort’s top three markets. These declines were partially offset by gains in the brand’s second largest market, the United Kingdom. In the United States, the brand continued to be affected negatively by competitive pressure from flavored whiskeys.

•
Underlying net sales for New Mix RTDs increased 51% (reported 28%) driven by low trade inventories at the beginning of fiscal 2016 and a buy-in in advance of price increase in June 2015. We do not believe this growth rate will continue.

•
Underlying net sales for Finlandia increased 3% (reported declined 18%) driven predominately by a modest recovery in Poland compared with a weak prior-year period, partially offset by volume declines in Russia.

•
Underlying net sales of Herradura increased 28% (reported 14%) driven primarily by volume gains in Mexico and the United States, as well as improved price/mix in Mexico. We expect the growth rate of Herradura to moderate when our results start to compare with the October 2014 launch of Herradura Ultra in Mexico.

•
Woodford Reserve led the growth of our super- and ultra-premium American whiskeys with underlying net sales increasing 28% (reported 26%). Most of this growth came from the United States, where the brand continued to gain share of the ultra-premium bourbon category.

RESULTS OF OPERATIONS – YEAR-OVER-YEAR PERIOD COMPARISONS
NET SALES

Percentage change versus the prior year period ended July 31	3 Months
Change in reported net sales	(2)%
Foreign exchange	9%
Estimated net change in distributor inventories	1%
Change in underlying net sales	7%

Change in underlying net sales attributed to:*
Volume	5%
Net price/mix	2%
* Totals may differ due to rounding
For the three months ended July 31, 2015, net sales were $900 million, a decrease of 2% or $21 million compared to the same period last year. After adjusting reported results for the negative effect of foreign exchange and the estimated net decrease in distributor inventories, underlying net sales grew 7%.
The primary factors contributing to the 7% growth in underlying net sales for the three months ended July 31, 2015 were:

•	Volume driven by:

◦	JDTF following its nationwide launch in the United States in the fourth quarter of fiscal 2015;

◦	JDTW, led by increases in Germany, the United States, and the United Kingdom;

◦	New Mix in Mexico, driven by low trade inventories at the beginning of fiscal 2016 and a buy-in in advance of a price increase in June 2015; and

◦	JDTH, led by gains in Europe, particularly in the United Kingdom and France.

•	Net price/mix driven by:

◦	JDTW, led by improvement in Turkey and Germany;

◦	Higher pricing for our tequila brands in Mexico;

◦	Higher prices for our used barrel sales driven by higher demand and tight supply; and

◦	Favorable mix driven by the growth of higher priced brands such as Woodford Reserve.
The primary factors partially offsetting underlying net sales growth for the three months ended July 31, 2015 were:

•	Lower underlying net sales in Australia for Jack Daniel’s RTDs/RTP and JDTW.

•	Lower volumes for Southern Comfort in the United States and Australia, driven by lower consumer demand, particularly in the on-premise channel.
COST OF SALES

Percentage change versus the prior year period ended July 31	3 Months
Change in reported cost of sales	(1)%
Foreign exchange	12%
Estimated net change in distributor inventories	—%
Change in underlying cost of sales*	10%

Change in underlying cost of sales attributed to:*
Volume	5%
Cost/mix	5%
* Totals may differ due to rounding
Cost of sales for the three months ended July 31, 2015 was $208 million, a decrease of $2 million compared to the same period last year. Underlying cost of sales increased 10% after adjusting reported costs for the positive effect of foreign exchange. The increase in underlying cost of sales was driven by volume growth and higher input costs, including wood, glass, grain, and grapes. Looking ahead, we expect that input costs will increase in the low-to-mid single digits.
GROSS PROFIT

Percentage change versus the prior year period ended July 31	3 Months
Change in reported gross profit	(1)%
Foreign exchange	6%
Estimated net change in distributor inventories	1%
Change in underlying gross profit*	7%
* Totals may differ due to rounding
Gross profit of $491 million decreased $4 million, or 1%, for the three months ended July 31, 2015. Underlying gross profit grew 7% after adjusting reported results for the negative effect of foreign exchange and the estimated net decrease in distributor inventories. The increase in underlying gross profit resulted from the same factors that contributed to the increase in underlying net sales and the combined increase in underlying cost of sales and underlying excise taxes.
Gross margin improved to 54.5% for the three months ended July 31, 2015, up approximately 80 basis points from 53.7% in the same period last year, primarily due to a favorable mix shift and, to a lesser extent, higher pricing.
ADVERTISING EXPENSES

Percentage change versus the prior year period ended July 31	3 Months
Change in reported advertising	(4)%
Foreign exchange	7%
Change in underlying advertising	3%
Advertising expenses of $95 million decreased $4 million, or 4%, for the three months ended July 31, 2015 compared to the same period last year. Underlying advertising expenses increased 3% after adjusting reported results for the benefit of foreign exchange. The increase in underlying advertising expenses was driven primarily by higher spending for the Jack Daniel’s family of brands, and particularly in the United States related to the launch of JDTF, partially offset by lower spending in Australia and lower spending for Southern Comfort globally.
SELLING, GENERAL, AND ADMINISTRATIVE (SG&A) EXPENSES

Percentage change versus the prior year period ended July 31	3 Months
Change in reported SG&A	(1)%
Foreign exchange	6%
Change in underlying SG&A	6%
* Totals may differ due to rounding
SG&A expenses of $169 million decreased $1 million, or 1% on a reported basis for the three months ended July 31, 2015, while underlying SG&A grew 6% after adjusting reported results for the favorable effect of foreign exchange. The increase in underlying SG&A was driven primarily by higher compensation and related expenses.
OPERATING INCOME

Percentage change versus the prior year period ended July 31	3 Months
Change in reported operating income	3%
Foreign exchange	3%
Estimated net change in distributor inventories	4%
Change in underlying operating income	9%
* Totals may differ due to rounding

Operating income of $227 million increased $6 million, or 3% for the three months ended July 31, 2015 compared to the same period last year. Underlying operating income grew 9% after adjusting for the negative effect of foreign exchange and an estimated net decrease in distributor inventories. The same factors that contributed to the growth in underlying gross profit also contributed to the growth in underlying operating income, enhanced by a slower rate of growth in operating expenses.
Operating margin improved 130 basis points to 25.2% for the three months ended July 31, 2015 from 23.9% in the same period last year. The same factors that drove the increase in our gross margin benefited our operating margin. Additionally, operating expenses, which grew at a slower rate than gross profit, contributed to the increase in our operating margin in the quarter.
The effective tax rate in the three months ended July 31, 2015 was 28.5% compared to 29.8% for the same period last year. The decrease in our effective tax rate was driven by a reduction in tax expense related to discrete items arising during the period.
Diluted earnings per share of $0.75 in the three months ended July 31, 2015 increased 7% from the $0.70 reported for the same period last year. The increase resulted from the same factors that contributed to the increase in operating income as well as a reduction in the shares outstanding resulting from share repurchases and a decrease in the effective tax rate.

Liquidity and Financial Condition
Cash flows. Cash and cash equivalents increased $124 million during the three months ended July 31, 2015, compared to an increase of $23 million during the same period last year. Cash provided by operations of $147 million was up $35 million from the same period last year, due primarily to the timing of normal fluctuations in working capital items. Cash used for investing activities was $39 million during the three months ended July 31, 2015, compared to $31 million for the same prior-year period. The increase reflects a higher level of capital spending, including $8 million for the purchase of a stave mill in Indiana.
Cash provided by financing activities was $21 million during the three months ended July 31, 2015, up $78 million from the cash used for financing activities during the same period last year. The increase largely reflects proceeds of $490 million from the issuance of long-term debt in June 2015, partially offset by a $218 million increase in share repurchases and a $181 decrease in short-term borrowings compared to the same period last year. The impact on cash and cash equivalents as a result of exchange rate changes was a decline of $5 million for the three months ended July 31, 2015, compared to a decline of $1 million for the same period last year.
As discussed above, we received proceeds of $490 million ($500 million principal amount, less discounts) from senior notes issued in June 2015. The $500 million 4.50% notes are due on July 15, 2045.
Liquidity. We continue to manage liquidity conservatively to meet current obligations, fund capital expenditures, and maintain dividends, while reserving adequate debt capacity for acquisition opportunities.
In addition to our cash and cash equivalent balances, we have access to several liquidity sources to supplement our cash flow from operations. One of those sources is our $1 billion commercial paper program that we regularly use to fund our short-term credit needs and to maintain our access to the capital markets. During the quarter ended July 31, 2015, our commercial paper borrowings averaged $225 million, with an average maturity of 32 days and an average interest rate of 0.19%. Commercial paper outstanding was $183 million at April 30, 2015, and $0 at July 31, 2015.
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
As of July 31, 2015, we had total cash and cash equivalents of $494 million. Of this amount, $334 million was held by foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We do not expect to need the cash generated by those foreign subsidiaries to fund our domestic operations. In the unforeseen event that we were to repatriate cash from those foreign subsidiaries, we would be required to provide for and pay U.S. taxes on permanently repatriated earnings.
As announced on July 23, 2015, our Board of Directors declared a regular quarterly cash dividend of $0.315 per share on our Class A and Class B common stock. Stockholders of record on September 8, 2015, will receive the cash dividend on October 1, 2015.

We believe our current liquidity position is strong and sufficient to meet all of our future financial commitments. A quantitative covenant of our $800 million bank credit facility requires the ratio of consolidated EBITDA (as defined in the agreement) to consolidated interest expense to be at least 3 to 1. At July 31, 2015, with a ratio of 37 to 1, we were well within the covenant’s parameters.
Share repurchases. As we announced on October 15, 2014, our Board of Directors authorized us to repurchase up to $250 million of our outstanding Class A and Class B common shares from October 15, 2014, through October 14, 2015, subject to market and other conditions. As we announced on March 25, 2015, the Board approved a $1 billion increase to the share repurchase authorization and extended it through March 24, 2016, subject to market and other conditions. We may repurchase those shares in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws. We can modify, suspend, or terminate this repurchase program at any time without prior notice. As of July 31, 2015, we have repurchased a total of 5,261,854 shares under this program for approximately $485 million, leaving $765 million available for additional repurchases through March 24, 2016. The results of this share repurchase program are summarized in the following table.

	Shares Purchased		Average Price Per Share, Including Brokerage Commissions		Total Cost of Shares
Period	Class A	Class B	Class A	Class B	(Millions)
October 15, 2014 – October 31, 2014	350	2,200	$87.63	$87.99	$—
November 1, 2014 - January 31, 2015	15,585	735,058	$87.99	$88.10	$66
February 1, 2015 - April 30, 2015	26,507	2,096,918	$91.22	$90.28	$192
May 1, 2015 - July 31, 2015	21,041	2,364,195	$95.43	$95.22	$227
	63,483	5,198,371	$91.80	$92.22	$485

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks arising from adverse changes in (a) foreign exchange rates, (b) commodity prices affecting the cost of our raw materials and energy, and (c) interest rates. We try to manage risk through a variety of strategies, including production initiatives and hedging strategies. Our foreign currency hedging contracts are subject to changes in exchange rates, our commodity forward purchase contracts are subject to changes in commodity prices, and some of our debt obligations are subject to changes in interest rates. Established procedures and internal processes govern the management of these market risks. Since April 30, 2015, there have been no material changes to the disclosure on this matter made in our 2015 Form 10-K.

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

Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our 2015 Form 10-K, which could materially adversely affect our business, financial condition or future results. There have been no material changes to the risk factors disclosed in our 2015 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about shares of our common stock that we acquired during the quarter ended July 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
May 1, 2015 - May 31, 2015	1,312,149	$92.96	1,276,220	$873,300,000
June 1, 2015 - June 30, 2015	822,588	$96.62	822,588	$793,800,000
July 1, 2015 - July 31, 2015	286,428	$101.21	286,428	$764,800,000
Total	2,421,165	$95.18	2,385,236
As we announced on October 15, 2014, our Board of Directors authorized us to repurchase up to $250 million of our outstanding Class A and Class B common shares from October 15, 2014, through October 14, 2015, subject to market and other conditions. As we announced on March 25, 2015, the Board approved a $1 billion increase to the share repurchase authorization and extended it through March 24, 2016, subject to market and other conditions. Of the 2,421,165 total shares presented in the above table, 2,385,236 were acquired under these Board authorizations. The remaining 35,929 shares presented in the above table were acquired from employees to satisfy income tax withholdings triggered by the vesting of restricted shares.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6.  Exhibits
The following documents are filed with this Report:

10.1	Form of Restricted Stock Unit Award Agreement (2015).
10.2	Form of Performance Based Restricted Stock Award Agreement (2015).
10.3	Form of Stock Appreciation Right Award Agreement (2015).
31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (not considered to be filed).
101
The following materials from Brown-Forman Corporation's Quarterly Report on Form 10-Q for the quarter ended July 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (a) Condensed Consolidated Statements of Operations, (b) Condensed Consolidated Statements of Comprehensive Income, (c) Condensed Consolidated Balance Sheets, (d) Condensed Consolidated Statements of Cash Flows, and (e) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN-FORMAN CORPORATION
(Registrant)

Date:	August 26, 2015	By:	/s/ Jane C. Morreau
Jane C. Morreau
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)