Form 10-Q
period 2015-10-31
BROWN FORMAN CORP
filed 2015-12-02
CIK 14693

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2015
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  November 30, 2015

Class A Common Stock ($.15 par value, voting)	84,528,000
Class B Common Stock ($.15 par value, nonvoting)	116,819,323

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2014	2015	2014	2015
Net sales	$1,135	$1,096	$2,056	$1,995
Excise taxes	258	242	474	444
Cost of sales	268	268	478	475
Gross profit	609	586	1,104	1,076
Advertising expenses	123	115	223	209
Selling, general, and administrative expenses	178	171	348	340
Other expense (income), net	5	(2)	10	(2)
Operating income	303	302	523	529
Interest income	—	—	1	1
Interest expense	7	12	14	22
Income before income taxes	296	290	510	508
Income taxes	88	90	152	152
Net income	$208	$200	$358	$356
Earnings per share:
Basic	$0.98	$0.98	$1.68	$1.73
Diluted	$0.97	$0.97	$1.67	$1.72
Cash dividends per common share:
Declared	$—	$—	$0.580	$0.630
Paid	$0.290	$0.315	$0.580	$0.630
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2014	2015	2014	2015
Net income	$208	$200	$358	$356
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(30)	(4)	(46)	(28)
Cash flow hedge adjustments	22	(4)	27	12
Postretirement benefits adjustments	12	6	16	10
Net other comprehensive income (loss)	4	(2)	(3)	(6)
Comprehensive income	$212	$198	$355	$350
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions)

	April 30, 2015	October 31, 2015
Assets
Cash and cash equivalents	$370	$195
Accounts receivable, less allowance for doubtful accounts of $10 and $10 at April 30 and October 31, respectively	583	727
Inventories:
Barreled whiskey	571	604
Finished goods	200	251
Work in process	121	124
Raw materials and supplies	61	88
Total inventories	953	1,067
Current deferred tax assets	16	18
Other current assets	332	341
Total current assets	2,254	2,348
Property, plant and equipment, net	586	619
Goodwill	607	606
Other intangible assets	611	608
Deferred tax assets	18	17
Other assets	112	121
Total assets	$4,188	$4,319
Liabilities
Accounts payable and accrued expenses	$497	$549
Accrued income taxes	12	16
Current deferred tax liabilities	9	12
Short-term borrowings	190	303
Current portion of long-term debt	250	250
Total current liabilities	958	1,130
Long-term debt	743	1,229
Deferred tax liabilities	107	116
Accrued pension and other postretirement benefits	311	300
Other liabilities	164	143
Total liabilities	2,283	2,918
Commitments and contingencies
Stockholders’ Equity
Common stock:
Class A, voting (85,000,000 shares authorized; 85,000,000 shares issued)	13	13
Class B, nonvoting (400,000,000 shares authorized; 142,313,000 shares issued)	21	21
Additional paid-in capital	99	115
Retained earnings	3,300	3,508
Accumulated other comprehensive income (loss), net of tax	(300)	(306)
Treasury stock, at cost (18,613,000 and 25,971,000 shares at April 30 and October 31, respectively)	(1,228)	(1,950)
Total stockholders’ equity	1,905	1,401
Total liabilities and stockholders’ equity	$4,188	$4,319
 See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Six Months Ended
	October 31,
	2014	2015
Cash flows from operating activities:
Net income	$358	$356
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	25	27
Stock-based compensation expense	6	8
Deferred income taxes	(18)	(8)
Changes in assets and liabilities	(301)	(222)
Cash provided by operating activities	70	161
Cash flows from investing activities:
Additions to property, plant, and equipment	(59)	(65)
Acquisition of brand names and trademarks	(3)	—
Computer software expenditures	(1)	(1)
Cash used for investing activities	(63)	(66)
Cash flows from financing activities:
Net change in short-term borrowings	117	113
Proceeds from long-term debt	—	490
Debt issuance costs	—	(5)
Net payments related to exercise of stock-based awards	(6)	(6)
Excess tax benefits from stock-based awards	17	13
Acquisition of treasury stock	(205)	(739)
Dividends paid	(124)	(130)
Cash used for financing activities	(201)	(264)
Effect of exchange rate changes on cash and cash equivalents	(8)	(6)
Net decrease in cash and cash equivalents	(202)	(175)
Cash and cash equivalents, beginning of period	437	370
Cash and cash equivalents, end of period	$235	$195
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

2.    Inventories
We use the last-in, first-out (LIFO) method to determine the cost of most of our inventories. If the LIFO method had not been used, inventories at current cost would have been $234 million higher than reported as of April 30, 2015, and $243 million higher than reported as of October 31, 2015. Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

3.    Income Taxes
Our consolidated interim effective tax rate is based upon our expected annual operating income, statutory tax rates, and income tax laws in the various jurisdictions in which we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. The effective tax rate of 29.9% for the six months ended October 31, 2015, is based on an expected tax rate of 30.5% on ordinary income for the full fiscal year, as adjusted for the recognition of a net tax benefit related to discrete items arising during the period and interest on previously provided tax contingencies. Our expected tax rate includes current fiscal year additions for existing tax contingency items.

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

The following table presents information concerning basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions, except per share amounts)	2014	2015	2014	2015
Net income available to common stockholders	$208	$200	$358	$356
Share data (in thousands):
Basic average common shares outstanding	212,087	204,055	212,674	205,558
Dilutive effect of stock-based awards	1,482	1,376	1,528	1,375
Diluted average common shares outstanding	213,569	205,431	214,202	206,933

Basic earnings per share	$0.98	$0.98	$1.68	$1.73
Diluted earnings per share	$0.97	$0.97	$1.67	$1.72

We excluded common stock-based awards for approximately 363,000 shares and 415,000 shares from the calculation of diluted earnings per share for the three months ended October 31, 2014 and 2015, respectively. We excluded common stock-based awards for approximately 365,000 shares and 530,000 shares from the calculation of diluted earnings per share for the six months ended October 31, 2014 and 2015, respectively. We excluded those awards because they were not dilutive for those periods under the treasury stock method.

5.    Commitments and Contingencies
We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe it is reasonably possible that these loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies are recorded as of October 31, 2015.

We have guaranteed the repayment by a third-party importer of its obligation under a bank credit facility that it uses in connection with its importation of our products in Russia. If the importer were to default on that obligation, which we believe is unlikely, our maximum possible exposure under the existing terms of the guaranty would be approximately $16 million (subject to changes in foreign currency exchange rates). Both the fair value and carrying amount of the guaranty are insignificant.

As of October 31, 2015, our actual exposure under the guaranty of the importer's obligation is approximately $9 million. We also have accounts receivable from that importer of approximately $26 million at October 31, 2015, which we expect to collect in full.

Based on the financial support we provide to the importer, we believe it meets the definition of a variable interest entity. However, because we do not control this entity, it is not included in our consolidated financial statements.

6.    Debt
Our long-term debt (net of unamortized discount and issuance costs) consisted of:

(Dollars in millions)	April 30, 2015	October 31, 2015
2.50% notes, due in fiscal 2016	$250	$250
1.00% notes, due in fiscal 2018	248	249
2.25% notes, due in fiscal 2023	247	247
3.75% notes, due in fiscal 2043	248	248
4.50% notes, due in fiscal 2046	—	485
	993	1,479
Less current portion	250	250
	$743	$1,229
We issued senior, unsecured notes with an aggregate principal amount of $500 million in June 2015. Interest on the notes will accrue at a rate of 4.5% and be paid semi-annually. As of October 31, 2015, the carrying amount of the notes was $485 million ($500 million principal, less discounts of $10 million and issuance costs of $5 million). The notes are due on July 15, 2045.
As of April 30, 2015, our short-term borrowings of $190 million included $183 million of commercial paper, with an average interest rate of 0.17% and a remaining maturity of 13 days. As of October 31, 2015, our short-term borrowings of $303 million included $295 million of commercial paper, with an average interest rate of 0.21% and a remaining maturity of 21 days.

7.    Pension and Other Postretirement Benefits
The following table shows the components of the pension and other postretirement benefit cost recognized for our U.S. benefit plans during the periods covered by this report. Information about similar international plans is not presented due to immateriality.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions)	2014	2015	2014	2015
Pension Benefits:
Service cost	$5	$6	$11	$13
Interest cost	8	9	17	17
Expected return on plan assets	(10)	(10)	(21)	(20)
Amortization of:
Prior service cost	—	—	1	—
Net actuarial loss	6	7	11	14
Net cost	$9	$12	$19	$24

Other Postretirement Benefits:
Service cost	$—	$—	$1	$1
Interest cost	$1	$1	2	1
Amortization of prior service cost	—	(1)	(1)	(1)
Net cost	$1	$—	$2	$1

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity.
The following table summarizes the assets and liabilities measured or disclosed at fair value on a recurring basis:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
April 30, 2015:
Assets:
Currency derivatives	$—	$59	$—	$59
Liabilities:
Currency derivatives	—	18	—	18
Short-term borrowings	—	190	—	190
Current portion of long-term debt	—	253	—	253
Long-term debt	—	735	—	735
October 31, 2015:
Assets:
Currency derivatives	—	68	—	68
Liabilities:
Currency derivatives	—	4	—	4
Short-term borrowings	—	303	—	303
Current portion of long-term debt	—	251	—	251
Long-term debt	—	1,232	—	1,232

We determine the fair values of our currency derivatives (forward contracts) using standard valuation models. The significant inputs used in these models, which are readily available in public markets or can be derived from observable market transactions, include the applicable exchange rates, forward rates, and discount rates. The discount rates are based on the historical U.S. Treasury rates.

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

Below is a comparison of the fair values and carrying amounts of these instruments:

	April 30, 2015		October 31, 2015
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$370	$370	$195	$195
Currency derivatives	59	59	68	68
Liabilities:
Currency derivatives	18	18	4	4
Short-term borrowings	190	190	303	303
Current portion of long-term debt	250	253	250	251
Long-term debt	743	735	1,229	1,232

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

We had outstanding currency derivatives, related primarily to our euro, British pound, and Australian dollar exposures, with notional amounts totaling $1,212 million at April 30, 2015 and $1,289 million at October 31, 2015.

We use forward purchase contracts with suppliers to protect against corn price volatility. We expect to physically take delivery of the corn underlying each contract and use it for production over a reasonable period of time. Accordingly, we account for these contracts as normal purchases rather than derivative instruments.

During May 2015, we entered into interest rate derivative contracts (U.S. treasury lock agreements) to manage the interest rate risk related to the anticipated issuance of fixed-rate senior, unsecured notes. We designated the contracts as cash flow hedges of the future interest payments associated with the anticipated notes. Upon issuance of the notes in June 2015 (see Note 6), we settled the contracts for a gain of $8 million. The entire gain was recorded to AOCI and will be amortized as a reduction of interest expense over the life of the notes.

The following table presents the pre-tax impact that changes in the fair value of our derivative instruments had on AOCI and earnings during the periods covered by this report:

		Three Months Ended
		October 31,
(Dollars in millions)	Classification	2014	2015
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$42	$9
Net gain (loss) reclassified from AOCI into income	Net sales	6	17
Derivatives not designated as hedging instruments:
Currency derivatives – net gain (loss) recognized in income	Net sales	11	—
Currency derivatives – net gain (loss) recognized in income	Other income	3	—

		Six Months Ended
		October 31,
(Dollars in millions)	Classification	2014	2015
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$47	$38
Net gain (loss) reclassified from AOCI into income	Net sales	4	30
Interest rate derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	—	8
Derivatives not designated as hedging instruments:
Currency derivatives – net gain (loss) recognized in income	Net sales	8	3
Currency derivatives – net gain (loss) recognized in income	Other income	(6)	4

We expect to reclassify $35 million of deferred net gains recorded in AOCI as of October 31, 2015, to earnings during the next 12 months. This reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur. As of October 31, 2015, the maximum term of our outstanding derivative contracts was 36 months.

The following table presents the fair values of our derivative instruments as of April 30, 2015 and October 31, 2015.

(Dollars in millions)	Classification	Fair value of derivatives in a gain position	Fair value of derivatives in a loss position
April 30, 2015:
Designated as cash flow hedges:
Currency derivatives	Other current assets	$42	$(2)
Currency derivatives	Other assets	20	(3)
Currency derivatives	Accrued expenses	—	(6)
Currency derivatives	Other liabilities	—	(6)
Not designated as hedges:
Currency derivatives	Other current assets	3	(1)
Currency derivatives	Accrued expenses	1	(7)
October 31, 2015:
Designated as cash flow hedges:
Currency derivatives	Other current assets	44	—
Currency derivatives	Other assets	20	(1)
Currency derivatives	Accrued expenses	—	(3)
Currency derivatives	Other liabilities	1	(2)
Not designated as hedges:
Currency derivatives	Other current assets	6	(1)

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

Some of our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. The aggregate fair value of all derivatives with creditworthiness requirements that were in a net liability position was $18 million at April 30, 2015 and $4 million at October 31, 2015.

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

(Dollars in millions)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet	Net Amounts
April 30, 2015:
Derivative assets	$65	$(6)	$59	$—	$59
Derivative liabilities	(24)	6	(18)	—	(18)
October 31, 2015:
Derivative assets	70	(2)	68	—	68
Derivative liabilities	(6)	2	(4)	—	(4)

No cash collateral was received or pledged related to our derivative contracts as of April 30, 2015 and October 31, 2015.

11.    Accumulated Other Comprehensive Income
The following table summarizes the changes in each component of accumulated other comprehensive income (AOCI), net of tax, during the three months ended October 31, 2014 and 2015:

	Currency Translation Adjustments	Cash Flow Hedge Adjustments	Postretirement Benefits Adjustments	Total AOCI

Balance at July 31, 2014	$(10)	$1	$(186)	$(195)
Net other comprehensive income (loss)	(30)	22	12	4
Balance at October 31, 2014	$(40)	$23	$(174)	$(191)

Balance at July 31, 2015	$(132)	$44	$(216)	$(304)
Net other comprehensive income (loss)	(4)	(4)	6	(2)
Balance at October 31, 2015	$(136)	$40	$(210)	$(306)

The following table presents the components of net other comprehensive income (loss) during the three months ended October 31, 2014 and 2015:

	Pre-Tax	Tax	Net
Three Months Ended October 31, 2014
Currency translation adjustments	$(32)	$2	$(30)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	42	(16)	26
Reclassification to earnings[1]	(6)	2	(4)
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	14	(5)	9
Reclassification to earnings[2]	6	(3)	3
Net other comprehensive income (loss)	$24	$(20)	$4

Three Months Ended October 31, 2015
Currency translation adjustments	$(4)	$—	$(4)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	9	(3)	6
Reclassification to earnings[1]	(17)	7	(10)
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	—	—	—
Reclassification to earnings[2]	9	(3)	6
Net other comprehensive income (loss)	$(3)	$1	$(2)
1Pre-tax amount is classified as net sales in the accompanying consolidated statements of operations.
2Pre-tax amount is a component of pension and other postretirement benefit expense (as shown in Note 7, except for amounts related to non-U.S. benefit plans about which information is not presented in Note 7 due to immateriality).

The following table summarizes the changes in each component of AOCI, net of tax, during the six months ended October 31, 2014 and 2015:

	Currency Translation Adjustments	Cash Flow Hedge Adjustments	Postretirement Benefits Adjustments	Total AOCI

Balance at April 30, 2014	$6	$(4)	$(190)	$(188)
Net other comprehensive income (loss)	(46)	27	16	(3)
Balance at October 31, 2014	$(40)	$23	$(174)	$(191)

Balance at April 30, 2015	$(108)	$28	$(220)	$(300)
Net other comprehensive income (loss)	(28)	12	10	(6)
Balance at October 31, 2015	$(136)	$40	$(210)	$(306)

The following table presents the components of net other comprehensive income (loss) during the six months ended October 31, 2014 and 2015:

	Pre-Tax	Tax	Net
Six Months Ended October 31, 2014
Currency translation adjustments	$(48)	$2	$(46)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	47	(17)	30
Reclassification to earnings[1]	(4)	1	(3)
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	14	(5)	9
Reclassification to earnings[2]	12	(5)	7
Net other comprehensive income (loss)	$21	$(24)	$(3)

Six Months Ended October 31, 2015
Currency translation adjustments	$(27)	$(1)	$(28)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	46	(15)	31
Reclassification to earnings[1]	(30)	11	(19)
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	—	—	—
Reclassification to earnings[2]	16	(6)	10
Net other comprehensive income (loss)	$5	$(11)	$(6)
1Pre-tax amount is classified as net sales in the accompanying consolidated statements of operations.
2Pre-tax amount is a component of pension and other postretirement benefit expense (as shown in Note 7, except for amounts related to non-U.S. benefit plans about which information is not presented in Note 7 due to immateriality).

12.    Subsequent Event
As announced on November 19, 2015, our Board of Directors increased our quarterly cash dividend on our Class A and Class B common stock from $0.315 per share to $0.340 per share. Stockholders of record on December 3, 2015, will receive the cash dividend on December 30, 2015.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with both our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report and our 2015 Form 10-K. Note that the results of operations for the six months ended October 31, 2015 do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, “we,” “us,” and “our” refer to Brown-Forman Corporation.

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
We present changes in certain income statement line items that are adjusted to an “underlying” basis, which we believe assists in understanding both our performance from period to period on a consistent basis, and the trends of our business. Non-GAAP “underlying” measures include changes in (a) underlying net sales, (b) underlying cost of sales, (c) underlying excise taxes, (d) underlying gross profit, (e) underlying advertising expenses, (f) underlying selling, general, and administrative expenses, and (g) underlying operating income. To calculate each of these measures, we adjust for (a) foreign currency exchange and (b) if applicable, estimated net changes in distributor inventories. We explain these adjustments below.

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

Management uses “underlying” measures of performance to assist it in comparing and measuring our performance from period to period on a consistent basis, and in comparing our performance to that of our competitors. We also use underlying measures as metrics in connection with management incentive compensation calculations. Management also uses underlying measures in its planning and forecasting and in communications with the board of directors, stockholders, analysts, and investors concerning our financial performance. We have provided reconciliations of the non-GAAP measures adjusted to an “underlying” basis to their nearest GAAP measures in the tables below under “Results of Operations – Year-Over-Year Period Comparisons” and have consistently applied the adjustments within our reconciliations in arriving at each non-GAAP measure.

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

•	Risks associated with acquisitions, dispositions, business partnerships or investments – such as acquisition integration, or termination difficulties or costs, or impairment in recorded value

•	Inadequate protection of our intellectual property rights

•	Product recalls or other product liability claims; product counterfeiting, tampering, contamination, or product quality issues

•	Significant legal disputes and proceedings; government investigations (particularly of industry or company business, trade or marketing practices)

•	Failure or breach of key information technology systems

•	Negative publicity related to our company, brands, marketing, personnel, operations, business performance, or prospects

•	Failure to attract or retain key executive or employee talent

•	Our status as a family “controlled company” under New York Stock Exchange rules

Summary of Operating Performance

	Three months ended October 31,				Six months ended October 31,
	2014	2015	Reported Change	Underlying Change[1]	2014	2015	Reported Change	Underlying Change[1]

Net sales	$1,135	$1,096	(4)%	5%	$2,056	$1,995	(3)%	6%
Excise taxes	258	242	(6)%	7%	474	444	(6)%	6%
Cost of sales	268	268	—%	4%	478	475	(1)%	7%
Gross profit	609	586	(4)%	4%	1,104	1,076	(3)%	6%
Advertising	123	115	(7)%	(1)%	223	209	(6)%	1%
SG&A	178	171	(4)%	1%	348	340	(2)%	3%
Operating income	$303	$302	—%	7%	$523	$529	1%	9%

Gross margin	53.6%	53.5%	(0.1)pp		53.7%	53.9%	0.2pp
Operating margin	26.6%	27.6%	1.0pp		25.4%	26.5%	1.1pp
Interest expense, net	$7	$12	80%		$13	$21	58%
Effective tax rate	29.9%	31.0%	1.1pp		29.9%	29.9%	—
Diluted earnings per share	$0.97	$0.97	—%		$1.67	$1.72	3%

1See “Non-GAAP Financial Measures” above for details on our use of “underlying changes” for net sales, excise taxes, cost of sales, gross profit, advertising expenses, SG&A expenses, and operating income, including how these measures are calculated and the reasons why we think this information is useful to readers.
Overview
For the three months ended October 31, 2015, compared to same period last year, we grew underlying net sales 5% (reported declined 4%), increased underlying operating income 7% (reported did not change), and delivered the same diluted earnings per share.
For the six months ended October 31, 2015, compared to the same period last year, we grew underlying net sales 6% (reported declined 3%), increased underlying operating income 9% (1% reported), and delivered a 3% increase in diluted earnings per share. These operating results were driven by the continued global net sales growth of our American whiskey portfolio, led by the Jack Daniel's family of brands, including significant contributions from Jack Daniel’s Tennessee Fire (JDTF), and by Woodford Reserve. We improved operating leverage, as underlying advertising and SG&A expenses grew slower than gross profit, driven largely by timing and a cautious spending posture in several markets where economies and consumer purchasing power have weakened. In addition, foreign exchange negatively affected our reported operating income as a result of the strengthening of the dollar against currencies in all markets.
Our financial condition remained strong. We received proceeds of $490 million from the issuance of long-term debt in June 2015, while continuing to invest in our capacity expansion projects and returning $869 million to shareholders during the six months ended October 31, 2015, through dividends and share repurchases.

RESULTS OF OPERATIONS – FISCAL 2016 YEAR-TO-DATE HIGHLIGHTS
Market Highlights
The following table provides supplemental information for our largest markets for the six months ended October 31, 2015, compared to the same period last year. We discuss results for the markets most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the six months ended October 31, 2015, compared to the same period last year.
Top 10 Markets[1] - Fiscal 2016 Net Sales Growth by Geographic Area

	Percentage change versus prior year period
Six months ended October 31, 2015	Net Sales[2]
Geographic area	Reported	Foreign Exchange	Net Chg in Est. Distributor Inventories	Underlying *
United States	5%	—%	2%	7%
Europe	(5%)	13%	—%	8%
United Kingdom	1%	4%	—%	4%
Germany	5%	12%	—%	17%
Poland	(12%)	17%	—%	5%
France	3%	11%	—%	14%
Turkey	(7%)	25%	—%	18%
Russia	(34%)	42%	(12%)	(4%)
Rest of Europe	(8%)	14%	2%	7%
Australia	(18%)	20%	—%	1%
Other	(10%)	14%	(2%)	3%
Mexico	(12%)	19%	(1%)	6%
Canada	6%	13%	(12%)	7%
Rest of Other	(10%)	11%	(1%)	—%
TOTAL	(3%)	8%	1%	6%
* Totals may differ due to rounding

1Top 10 markets are ranked based on percentage of total Fiscal 2015 Net Sales. See 2015 Form 10-K “Results of Operations - Fiscal 2015 Market Highlights” and “Note 13. Supplemental Information.”
2See “Non-GAAP Financial Measures” above for details on our use of “underlying change” in net sales, including how this measure is calculated and the reasons why we think this information is useful to readers.

•
United States. Underlying net sales growth was driven primarily by the Jack Daniel’s family of brands, led by higher volumes for JDTF and JDTW, the former of which was introduced nationally late in fiscal 2015. Continued double-digit volume growth by Woodford Reserve also contributed to the underlying net sales growth, while lower volumes for Southern Comfort and Canadian Mist partially offset these gains.

•
Europe. Underlying net sales grew in nearly all markets, most notably in Germany, the United Kingdom, France, and Turkey. These gains were partially offset by declines in Russia, which returned to growth in the second quarter after steep declines in the first quarter of fiscal 2016. Reported net sales were hurt across Europe by foreign exchange due to the dollar strengthening against all currencies compared with the prior-year period.

◦
In Germany, underlying net sales growth was driven predominantly by higher volumes of JDTW compared with relatively weak results in the prior-year period when retail- and wholesale-trade inventory reductions depressed results. Higher volumes of Southern Comfort also contributed to the growth in underlying net sales.

◦
In the United Kingdom, underlying net sales growth was driven by higher volumes of the Jack Daniel’s family of brands, primarily in the off-trade channel, driven by strong consumer demand. Year-to-date results benefited from stronger sales in the first quarter this year, which were partially offset by declines in underlying net sales in the second quarter.

◦
In France, underlying net sales growth was driven by higher volumes of JDTW and Jack Daniel’s Tennessee Honey (JDTH), as the Jack Daniel’s family of brands continued to gain market share in the world’s third largest whiskey market.

◦	In Turkey, underlying net sales growth was driven by higher volumes and increased pricing for JDTW and a more favorable customer mix.

◦
In Poland, underlying net sales growth was driven by volume gains for Finlandia, which benefited from comparison with weak results in the prior-year period, and to a lesser extent, higher volumes of JDTW. Despite the increase compared to last year, Finlandia continues to suffer from generally soft consumer demand for premium vodkas in this competitive marketplace.

◦
In Russia, underlying net sales declines were driven primarily by higher discounting and lower volumes for Finlandia. Russia returned to growth in the second quarter after steep declines in the first quarter of fiscal 2016. Underlying net sales for the Jack Daniel’s family of brands increased slightly.

•
Australia. Underlying net sales growth was driven by JD Double Jack and Jack Daniel’s & Diet Cola RTDs. Continued volume declines for Southern Comfort and a decline in agency brand volumes partially offset the gains. Notwithstanding the modest growth in the year-to-date period, the overall environment remains challenging in Australia.

•
Other. In Mexico, the increase in underlying net sales was driven by higher volumes for New Mix, reflecting low trade inventories at the beginning of fiscal 2016, a buy-in in advance of a price increase in June 2015, and higher consumer demand.

Brand Highlights
The following table highlights the worldwide results of our largest brands for the six months ended October 31, 2015, compared to the same period last year. We discuss results of the brands most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the six months ended October 31, 2015, compared to the same period last year.
Major Brands Worldwide Results

	Percentage change versus prior year
Six months ended October 31, 2015	Volumes	Net Sales[1]
Brand family / brand	9L Depletions	Reported	Foreign Exchange	Net Chg in Est. Distributor Inventories	Underlying *
Jack Daniel’s Family	5%	(2%)	8%	1%	7%
Jack Daniel’s Tennessee Whiskey	3%	(3%)	7%	—%	4%
Jack Daniel’s Tennessee Honey	12%	1%	7%	6%	14%
Other Jack Daniel’s whiskey brands[2]	50%	17%	7%	15%	39%
Jack Daniel’s RTDs/RTP[3]	3%	(10%)	14%	—%	4%
New Mix RTDs	22%	8%	23%	—%	31%
Finlandia Family	(8%)	(15%)	16%	(2%)	(2%)
Southern Comfort Family	(7%)	(11%)	5%	—%	(7%)
Canadian Mist Family	(8%)	(10%)	—%	2%	(8%)
el Jimador Family	—%	(6%)	10%	4%	8%
Woodford Reserve Family	26%	29%	2%	(3%)	28%
Herradura	5%	(2%)	12%	(3%)	7%
* Totals may differ due to rounding

1See “Non-GAAP Financial Measures” above for details on our use of “underlying change” in net sales, including how this measure is calculated and the reasons why we think this information is useful to readers.
2In addition to the brands separately listed here, Other Jack Daniel’s whiskey brands includes Gentleman Jack, Jack Daniel’s Single Barrel, Jack Daniel’s Single Barrel Barrel Proof Tennessee Whiskey, Jack Daniel’s Sinatra™ Select, Jack Daniel’s No. 27 Gold Tennessee Whiskey, Jack Daniel’s 1907 Tennessee Whiskey, Jack Daniel’s Tennessee Rye Whiskeys, and Jack Daniel’s Tennessee Fire.
3Jack Daniel’s RTD and RTP products include all RTD line extensions of Jack Daniel’s, such as Jack Daniel’s & Cola, Jack Daniel’s & Diet Cola, Jack & Ginger, Jack Daniel’s Country Cocktails, JD Double Jack, and the seasonal Jack Daniel’s Winter Jack RTP.

•
Jack Daniel’s family of brands grew underlying net sales 7% (reported declined 2%) and was the most significant contributor to our underlying net sales growth. Reported net sales were hurt by foreign exchange due to the dollar strengthening. The following are details about the underlying performance of the Jack Daniel’s family of brands:

◦
JDTW grew volumes in 8 of our top 10 markets, most notably in Germany and the United States. JDTW underlying net sales also increased in Turkey, due to volumetric growth partially attributed to a buy-in ahead of October 2015 price increases and favorable price/mix. JDTW also maintained strong volume growth in France in the second year of owned distribution.

◦
JDTH grew volumes, most notably in Europe, including the United Kingdom and France, our largest European markets for JDTH, as well as in Brazil. These gains were partially offset by a slight decline in the United States where takeaway trends have softened.

◦
Among our Other Jack Daniel’s whiskey brands, the most significant contributor to underlying net sales growth was JDTF, launched nationally in the United States at the end of fiscal 2015. JDTF delivered about 30% of the underlying net sales growth in the Jack Daniel’s family of brands for the six months ended October 31, 2015.

◦	Jack Daniel’s RTDs/RTP overall volumes increased driven by gains in Australia for JD Double Jack.

•
Underlying net sales for Southern Comfort declined 7% (reported declined 11%). Net sales declined in all three of Southern Comfort’s top markets—the United States, the United Kingdom, and Australia. These declines were offset slightly by gains in the brand’s next two largest markets, Germany and South Africa. In the United States, the brand continued to be affected negatively by competitive pressure from new flavored whiskeys and continued weakness in the on-premise channel.

•
Underlying net sales for New Mix RTDs increased 31% (reported 8%) driven by low trade inventories at the beginning of fiscal 2016 and a buy-in in advance of price increase in June 2015 as well as higher consumer demand in the second fiscal quarter.

•
Underlying net sales for Finlandia decreased 2% (reported declined 15%) driven predominately by lower volume in Russia and most European markets, partially offset by modest growth in Poland, which benefited from comparison with a weak prior-year period.

•
Underlying net sales of Herradura increased 7% (reported declined 2%) driven primarily by volume gains in the United States, as well as improved price/mix in Mexico. While consumer takeaway trends remain healthy, we expect the growth rate of Herradura to moderate further as our results compare with the October 2014 launch of Herradura Ultra in Mexico.

•
Woodford Reserve led the growth of our super- and ultra-premium American whiskeys with underlying net sales increasing 28% (reported 29%). Most of this growth came from the United States, where the brand continued to gain share of the ultra-premium bourbon category.

RESULTS OF OPERATIONS – YEAR-OVER-YEAR PERIOD COMPARISONS
NET SALES

Percentage change versus the prior year period ended October 31	3 Months	6 Months
Change in reported net sales	(4)%	(3)%
Foreign exchange	8%	8%
Estimated net change in distributor inventories	—%	1%
Change in underlying net sales	5%	6%

Change in underlying net sales attributed to:*
Volume	—%	3%
Net price/mix	5%	3%
* Totals may differ due to rounding
For the three months ended October 31, 2015, net sales were $1,096 million, a decrease of 4% or $39 million compared to the same period last year. After adjusting reported results for the negative effect of foreign exchange, underlying net sales grew 5%.
The primary factors contributing to the 5% growth in underlying net sales for the three months ended October 31, 2015 were:

•	Net price/mix driven by:

◦	Higher Jack Daniel’s family of brands share of total mix, led by JDTW and JDTF;

◦	Higher prices for our used barrels driven by higher demand and tight supply;

◦	Higher pricing for our tequila brands in Mexico; and

◦	Growth of higher priced brands such as Woodford Reserve.
The change in underlying net sales attributable to volume for the three months ended October 31, 2015 was flat, as volume gains from JDTF, JDTW, and JDTH were offset by volume losses for Finlandia, Southern Comfort, Canadian Mist, and other brands.
For the six months ended October 31, 2015, net sales were $1,995 million, a decrease of 3% or $61 million compared to the same period last year. After adjusting reported results for the negative effect of foreign exchange and the estimated net decrease in distributor inventories, underlying net sales grew 6%.
The primary factors contributing to the 6% growth in underlying net sales for the six months ended October 31, 2015 were:

•	Volume driven by:

◦	JDTF, following its nationwide launch in the United States in the fourth quarter of fiscal 2015;

◦	JDTW, led by increases in Germany, the United States, and the United Kingdom; and

◦	JDTH, led by gains in Europe, particularly in France.

•	Net price/mix driven by:

◦	JDTW higher share of total mix, led by Turkey and Germany;

◦	Higher pricing for our tequila brands in Mexico;

◦	Higher prices for our used barrels driven by higher demand and tight supply; and

◦	Growth of higher priced brands such as Woodford Reserve.
The primary factors partially offsetting underlying net sales growth for the six months ended October 31, 2015 were:

•
Lower volumes for Southern Comfort and Canadian Mist, driven by a reduction in consumer demand, and a decrease in volumes for agency brands, including lower-margin agency brands that we no longer distribute.

COST OF SALES

Percentage change versus the prior year period ended October 31	3 Months	6 Months
Change in reported cost of sales	—%	(1)%
Foreign exchange	5%	7%
Estimated net change in distributor inventories	—%	—%
Change in underlying cost of sales*	4%	7%

Change in underlying cost of sales attributed to:*
Volume	—%	2%
Cost/mix	5%	5%
* Totals may differ due to rounding
Cost of sales for the three months ended October 31, 2015 was $268 million, unchanged compared to the same period last year. Underlying cost of sales increased 4% after adjusting reported costs for the positive effect of foreign exchange. The increase in underlying cost of sales was driven by higher input costs, including wood and grain.
Cost of sales for the six months ended October 31, 2015 was $475 million, a decrease of $3 million compared to the same period last year. Underlying cost of sales increased 7% after adjusting reported costs for the positive effect of foreign exchange. The increase in underlying cost of sales was driven by higher input costs, including wood and grain, and to a lesser extent, increased volume. Looking ahead for the remainder of the fiscal year, we expect that input costs will increase in the low-single digits.
GROSS PROFIT

Percentage change versus the prior year period ended October 31	3 Months	6 Months
Change in reported gross profit	(4)%	(3)%
Foreign exchange	7%	7%
Estimated net change in distributor inventories	—%	1%
Change in underlying gross profit*	4%	6%
* Totals may differ due to rounding
Gross profit of $586 million decreased $23 million, or 4%, for the three months ended October 31, 2015. Underlying gross profit grew 4% after adjusting reported results for the negative effect of foreign exchange. The increase in underlying gross profit resulted from the same factors that contributed to the increase in underlying net sales and the combined increase in underlying cost of sales and underlying excise taxes.
Gross margin declined slightly to 53.5% for the three months ended October 31, 2015, down approximately 10 basis points from 53.6% in the same period last year. Higher cost of sales and excise taxes were partially offset by favorable sales mix and modest pricing improvement.
Gross profit of $1,076 million decreased $28 million, or 3%, for the six months ended October 31, 2015. Underlying gross profit grew 6% after adjusting reported results for the negative effect of foreign exchange and the estimated net decrease in distributor inventories. The increase in underlying gross profit resulted from the same factors that contributed to the increase in underlying net sales and the combined increase in underlying cost of sales and underlying excise taxes.
Gross margin improved to 53.9% for the six months ended October 31, 2015, up approximately 20 basis points from 53.7% in the same period last year, reflecting a favorable mix shift and, to a lesser extent, higher pricing, partially offset by increases in cost of sales and excise taxes.
ADVERTISING EXPENSES

Percentage change versus the prior year period ended October 31	3 Months	6 Months
Change in reported advertising	(7)%	(6)%
Foreign exchange	6%	7%
Change in underlying advertising	(1)%	1%

Advertising expenses of $115 million decreased $8 million, or 7%, for the three months ended October 31, 2015 compared to the same period last year. Underlying advertising expenses decreased 1% after adjusting reported results for the benefit of foreign exchange. The decrease in underlying advertising expenses was driven primarily by timing, with more advertising planned for the second half of the fiscal year. In addition, lower spend in some markets where the economies are challenged and consumer purchasing power decreased also contributed to the reduction in spend for the quarter.
Advertising expenses of $209 million decreased $14 million, or 6%, for the six months ended October 31, 2015 compared to the same period last year. Underlying advertising expenses increased 1% after adjusting reported results for the benefit of foreign exchange. The increase in underlying advertising expenses was driven primarily by higher spending for the Jack Daniel’s family of brands, and particularly related to the launch of JDTF in the United States and a few global test markets, partially offset by lower spending for Southern Comfort globally.
SELLING, GENERAL, AND ADMINISTRATIVE (SG&A) EXPENSES

Percentage change versus the prior year period ended October 31	3 Months	6 Months
Change in reported SG&A	(4)%	(2)%
Foreign exchange	5%	6%
Change in underlying SG&A	1%	3%
* Totals may differ due to rounding
SG&A expenses of $171 million decreased $7 million, or 4% on a reported basis for the three months ended October 31, 2015, while underlying SG&A expenses grew 1% after adjusting reported results for the favorable effect of foreign exchange.
SG&A expenses of $340 million decreased $8 million, or 2% on a reported basis for the six months ended October 31, 2015, while underlying SG&A expenses grew 3% after adjusting reported results for the favorable effect of foreign exchange. The increase in underlying SG&A for both the three and six months ended October 31, 2015 was driven primarily by higher compensation and related expenses, partially offset by non-recurring costs incurred in the prior-year periods.
OPERATING INCOME

Percentage change versus the prior year period ended October 31	3 Months	6 Months
Change in reported operating income	—%	1%
Foreign exchange	5%	4%
Estimated net change in distributor inventories	2%	3%
Change in underlying operating income	7%	9%
* Totals may differ due to rounding
Operating income of $302 million decreased $1 million for the three months ended October 31, 2015 compared to the same period last year. Underlying operating income grew 7% after adjusting for the negative effect of foreign exchange and an estimated net decrease in distributor inventories. The same factors that contributed to the growth in underlying gross profit also contributed to the growth in underlying operating income, enhanced by a slower rate of growth in operating expenses.
Operating margin improved 100 basis points to 27.6% for the three months ended October 31, 2015 from 26.6% in the same period last year. The expansion in operating margin was driven by slower growth in operating expenses, partially offset by the slight decrease in gross margin.
For the six months ended October 31, 2015, operating income of $529 million increased $6 million, or 1% compared to the same period last year. Underlying operating income grew 9% after adjusting for the negative effect of foreign exchange and an estimated net decrease in distributor inventories. The same factors that contributed to the growth in underlying gross profit also contributed to the growth in underlying operating income, enhanced by a slower rate of growth in operating expenses.
Operating margin improved 110 basis points to 26.5% for the six months ended October 31, 2015 from 25.4% in the same period last year. The same factors that drove the increase in our gross margin benefited our operating margin. Additionally, operating expenses, which grew at a slower rate than gross profit, contributed to the increase in our operating margin for the period.

The effective tax rate in the three months ended October 31, 2015 was 31.0% compared to 29.9% for the same period last year. A reduction in the beneficial impact of foreign earnings at lower rates was primarily responsible for the increase in our effective tax rate.
The effective tax rate for the six months ended October 31, 2015 was 29.9%, the same as reported last year. A reduction in the beneficial impact of foreign earnings at lower rates was offset by a reduction in tax expense related to discrete items.
Diluted earnings per share of $0.97 in the three months ended October 31, 2015 was unchanged from $0.97 reported for the same period last year. Diluted earnings per share of $1.72 in the six months ended October 31, 2015 increased 3% from the $1.67 reported for the same period last year. The increase in diluted earnings per share for the six-month period resulted from the increase in operating income and a reduction in the shares outstanding due to share repurchases, partially offset by higher interest expense.

Liquidity and Financial Condition
Cash flows. Cash and cash equivalents declined $175 million during the six months ended October 31, 2015, compared to a decline of $202 million during the same period last year. Cash provided by operations during the current six-month period was $161 million, compared to $70 million for the prior year period. The $91 million increase in cash provided by operations largely reflects a $78 million decrease in income tax payments, as well as the timing of normal fluctuations in working capital items. The decrease in income tax payments reflects the effect of an intercompany transfer of assets that occurred during fiscal 2014. The intercompany transaction resulted in the payment of $64 million in taxes during the first half of fiscal 2015. However, the transaction reduced taxes paid in fiscal 2014 by $38 million and resulted in a tax refund of $13 million during the first half of fiscal 2016.
Cash used for investing activities increased to $66 million for the six months ended October 31, 2015, slightly changed from $63 million for the same prior year period. Cash used for financing activities was $264 million during the six months ended October 31, 2015, compared to $201 million for the same period last year. The $63 million increase largely reflects a $534 million increase in share repurchases and a $6 million increase in dividends, partially offset by proceeds of $490 million from the issuance of long-term debt in June 2015. The impact on cash and cash equivalents as a result of exchange rate changes was a decline of $6 million for the six months ended October 31, 2015, compared to a decline of $8 million for the same period last year.
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
In addition to our cash and cash equivalent balances, we have access to several liquidity sources to supplement our cash flow from operations. One of those sources is our $1 billion commercial paper program that we regularly use to fund our short-term credit needs and to maintain our access to the capital markets. During the quarter ended October 31, 2015, our commercial paper borrowings averaged $199 million, with an average maturity of 24 days and an average interest rate of 0.22%. During the six months ended October 31, 2015, our commercial paper borrowings averaged $210 million, with an average maturity of 28 days and an average interest rate of 0.20%. Commercial paper outstanding was $183 million at April 30, 2015, and $295 million at October 31, 2015.
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
As of October 31, 2015, we had total cash and cash equivalents of $195 million. Of this amount, $140 million was held by foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We do not expect to need the cash generated by those foreign subsidiaries to fund our domestic operations. In the unforeseen event that we were to repatriate cash from those foreign subsidiaries, we would be required to provide for and pay U.S. taxes on permanently repatriated earnings.

As of October 31, 2015, our outstanding debt includes $250 million of 2.50% notes that mature on January 15, 2016. We currently plan to repay these notes with cash.
As announced on November 19, 2015, our Board of Directors increased our quarterly cash dividend on our Class A and Class B common stock from $0.315 per share to $0.34 per share. Stockholders of record on December 3, 2015, will receive the cash dividend on December 30, 2015.
We believe our current liquidity position is strong and sufficient to meet all of our future financial commitments. A quantitative covenant of our $800 million bank credit facility requires the ratio of consolidated EBITDA (as defined in the agreement) to consolidated interest expense to be at least 3 to 1. At October 31, 2015, with a ratio of 30 to 1, we were well within the covenant’s parameters.
Share repurchases. As we announced on October 15, 2014, our Board of Directors authorized us to repurchase up to $250 million of our outstanding Class A and Class B common shares from October 15, 2014, through October 14, 2015, subject to market and other conditions. As we announced on March 25, 2015, the Board approved a $1 billion increase to the share repurchase authorization and extended it through March 24, 2016, subject to market and other conditions. We may repurchase those shares in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws. We can modify, suspend, or terminate this repurchase program at any time without prior notice. As of October 31, 2015, we have repurchased a total of 10,435,200 shares under this program for approximately $994 million, leaving $256 million available for additional repurchases through March 24, 2016. The results of this share repurchase program are summarized in the following table.

	Shares Purchased		Average Price Per Share, Including Brokerage Commissions		Total Cost of Shares
Period	Class A	Class B	Class A	Class B	(Millions)
October 15, 2014 – October 31, 2014	350	2,200	$87.63	$87.99	$—
November 1, 2014 - January 31, 2015	15,585	735,058	$87.99	$88.10	$66
February 1, 2015 - April 30, 2015	26,507	2,096,918	$91.22	$90.28	$192
May 1, 2015 - July 31, 2015	21,041	2,364,195	$95.43	$95.22	$227
August 1, 2015 - October 31, 2015	—	5,173,346	$—	$98.36	$509
	63,483	10,371,717	$91.80	$95.28	$994

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about shares of our common stock that we acquired during the quarter ended October 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
August 1, 2015 - August 31, 2015	344,493	$100.56	344,493	$730,100,000
September 1, 2015 - September 30, 2015	3,450,349	$97.61	3,450,349	$393,400,000
October 1, 2015 - October 31, 2015	1,378,504	$99.67	1,378,504	$255,900,000
Total	5,173,346	$98.36	5,173,346
As we announced on October 15, 2014, our Board of Directors authorized us to repurchase up to $250 million of our outstanding Class A and Class B common shares from October 15, 2014, through October 14, 2015, subject to market and other conditions. As we announced on March 25, 2015, the Board approved a $1 billion increase to the share repurchase authorization and extended it through March 24, 2016, subject to market and other conditions. The shares presented in the above table were acquired under these Board authorizations.

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
101
The following materials from Brown-Forman Corporation's Quarterly Report on Form 10-Q for the quarter ended October 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (a) Condensed Consolidated Statements of Operations, (b) Condensed Consolidated Statements of Comprehensive Income, (c) Condensed Consolidated Balance Sheets, (d) Condensed Consolidated Statements of Cash Flows, and (e) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN-FORMAN CORPORATION
(Registrant)

Date:	December 2, 2015	By:	/s/ Jane C. Morreau
Jane C. Morreau
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)