Form 10-Q
period 2016-01-31
BROWN FORMAN CORP
filed 2016-03-02
CIK 14693

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2016
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  February 29, 2016

Class A Common Stock ($.15 par value, voting)	84,530,209
Class B Common Stock ($.15 par value, nonvoting)	115,518,459

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2016	2015	2016
Net sales	$1,093	$1,083	$3,149	$3,078
Excise taxes	280	274	754	718
Cost of sales	260	254	738	729
Gross profit	553	555	1,657	1,631
Advertising expenses	112	107	334	317
Selling, general, and administrative expenses	163	167	512	507
Other expense (income), net	6	3	16	—
Operating income	272	278	795	807
Interest income	—	—	1	1
Interest expense	6	12	21	34
Income before income taxes	266	266	775	774
Income taxes	80	76	232	229
Net income	$186	$190	$543	$545
Earnings per share:
Basic	$0.88	$0.94	$2.56	$2.67
Diluted	$0.87	$0.94	$2.54	$2.65
Cash dividends per common share:
Declared	$0.630	$0.680	$1.210	$1.310
Paid	$0.315	$0.340	$0.895	$0.970
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2016	2015	2016
Net income	$186	$190	$543	$545
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(62)	(30)	(108)	(58)
Cash flow hedge adjustments	34	8	61	20
Postretirement benefits adjustments	4	5	20	15
Net other comprehensive income (loss)	(24)	(17)	(27)	(23)
Comprehensive income	$162	$173	$516	$522
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions)

	April 30, 2015	January 31, 2016
Assets
Cash and cash equivalents	$370	$317
Accounts receivable, less allowance for doubtful accounts of $10 and $9 at April 30 and January 31, respectively	583	630
Inventories:
Barreled whiskey	571	634
Finished goods	200	203
Work in process	121	113
Raw materials and supplies	61	81
Total inventories	953	1,031
Current deferred tax assets	16	11
Assets held for sale	—	48
Other current assets	332	368
Total current assets	2,254	2,405
Property, plant and equipment, net	586	621
Goodwill	607	589
Other intangible assets	611	582
Deferred tax assets	18	14
Other assets	112	122
Total assets	$4,188	$4,333
Liabilities
Accounts payable and accrued expenses	$497	$498
Dividends payable	—	68
Accrued income taxes	12	17
Current deferred tax liabilities	9	8
Short-term borrowings	190	509
Current portion of long-term debt	250	—
Total current liabilities	958	1,100
Long-term debt	743	1,229
Deferred tax liabilities	107	138
Accrued pension and other postretirement benefits	311	305
Other liabilities	164	144
Total liabilities	2,283	2,916
Commitments and contingencies
Stockholders’ Equity
Common stock:
Class A, voting (85,000,000 shares authorized; 85,000,000 shares issued)	13	13
Class B, nonvoting (400,000,000 shares authorized; 142,313,000 shares issued)	21	21
Additional paid-in capital	99	114
Retained earnings	3,300	3,561
Accumulated other comprehensive income (loss), net of tax	(300)	(323)
Treasury stock, at cost (18,613,000 and 26,160,000 shares at April 30 and January 31, respectively)	(1,228)	(1,969)
Total stockholders’ equity	1,905	1,417
Total liabilities and stockholders’ equity	$4,188	$4,333
 See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Nine Months Ended
	January 31,
	2015	2016
Cash flows from operating activities:
Net income	$543	$545
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	38	40
Stock-based compensation expense	9	12
Deferred income taxes	(8)	12
Changes in assets and liabilities	(207)	(161)
Cash provided by operating activities	375	448
Cash flows from investing activities:
Additions to property, plant, and equipment	(92)	(88)
Acquisition of brand names and trademarks	(3)	—
Computer software expenditures	(1)	(2)
Cash used for investing activities	(96)	(90)
Cash flows from financing activities:
Net change in short-term borrowings	1	319
Repayment of long-term debt	—	(250)
Proceeds from long-term debt	—	490
Debt issuance costs	—	(5)
Net payments related to exercise of stock-based awards	(7)	(8)
Excess tax benefits from stock-based awards	18	15
Acquisition of treasury stock	(271)	(762)
Dividends paid	(190)	(199)
Cash used for financing activities	(449)	(400)
Effect of exchange rate changes on cash and cash equivalents	(17)	(11)
Net decrease in cash and cash equivalents	(187)	(53)
Cash and cash equivalents, beginning of period	437	370
Cash and cash equivalents, end of period	$250	$317
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

In November 2015, the FASB issued new guidance that will require all deferred tax assets and liabilities to be classified as noncurrent on our balance sheet. The new guidance will become effective for us beginning fiscal 2018, although we may voluntarily adopt the new guidance prior to that fiscal year. We have not yet determined the period in which we will adopt the new guidance.

On February 25, 2016, the FASB issued new guidance on accounting for leases. The new guidance will become effective for us beginning fiscal 2020, although voluntary adoption during an earlier period will be permitted. We are currently evaluating the potential impact of the new guidance on our financial statements.

2.    Inventories
We use the last-in, first-out (LIFO) method to determine the cost of most of our inventories. If the LIFO method had not been used, inventories at current cost would have been $234 million higher than reported as of April 30, 2015, and $248 million higher than reported as of January 31, 2016. Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

3.    Income Taxes
Our consolidated interim effective tax rate is based upon our expected annual operating income, statutory tax rates, and income tax laws in the various jurisdictions in which we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. The effective tax rate of 29.5% for the nine months ended January 31, 2016, is based on an expected tax rate of 29.6% on ordinary income for the full fiscal year, as adjusted for the recognition of a net tax benefit related to discrete items arising during the period and interest on previously provided tax contingencies. Our expected tax rate includes current fiscal year additions for existing tax contingency items.

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

The following table presents information concerning basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions, except per share amounts)	2015	2016	2015	2016
Net income available to common stockholders	$186	$190	$543	$545
Share data (in thousands):
Basic average common shares outstanding	211,126	201,182	212,189	204,242
Dilutive effect of stock-based awards	1,480	1,208	1,512	1,334
Diluted average common shares outstanding	212,606	202,390	213,701	205,576

Basic earnings per share	$0.88	$0.94	$2.56	$2.67
Diluted earnings per share	$0.87	$0.94	$2.54	$2.65

We excluded common stock-based awards for approximately 359,000 shares and 375,000 shares from the calculation of diluted earnings per share for the three months ended January 31, 2015 and 2016, respectively. We excluded common stock-based awards for approximately 363,000 shares and 478,000 shares from the calculation of diluted earnings per share for the nine months ended January 31, 2015 and 2016, respectively. We excluded those awards because they were not dilutive for those periods under the treasury stock method.

5.    Commitments and Contingencies
We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe it is reasonably possible that these loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies are recorded as of January 31, 2016.

We have guaranteed the repayment by a third-party importer of its obligation under a bank credit facility that it uses in connection with its importation of our products in Russia. If the importer were to default on that obligation, which we believe is unlikely, our maximum possible exposure under the existing terms of the guaranty would be approximately $19 million (subject to changes in foreign currency exchange rates). Both the fair value and carrying amount of the guaranty are insignificant.

As of January 31, 2016, our actual exposure under the guaranty of the importer's obligation is approximately $8 million. We also have accounts receivable from that importer of approximately $19 million at January 31, 2016, which we expect to collect in full.

Based on the financial support we provide to the importer, we believe it meets the definition of a variable interest entity. However, because we do not control this entity, it is not included in our consolidated financial statements.

6.    Debt
Our long-term debt (net of unamortized discount and issuance costs) consisted of:

(Dollars in millions)	April 30, 2015	January 31, 2016
2.50% notes, due in fiscal 2016	$250	$—
1.00% notes, due in fiscal 2018	248	249
2.25% notes, due in fiscal 2023	247	247
3.75% notes, due in fiscal 2043	248	248
4.50% notes, due in fiscal 2046	—	485
	993	1,229
Less current portion	250	—
	$743	$1,229
We issued senior, unsecured notes with an aggregate principal amount of $500 million in June 2015. Interest on the notes will accrue at a rate of 4.50% and be paid semi-annually. As of January 31, 2016, the carrying amount of the notes was $485 million ($500 million principal, less discounts of $10 million and issuance costs of $5 million). The notes are due on July 15, 2045.
We repaid our $250 million of 2.50% notes on their maturity date of January 15, 2016.
As of April 30, 2015, our short-term borrowings of $190 million included $183 million of commercial paper, with an average interest rate of 0.17% and a remaining maturity of 13 days. As of January 31, 2016, our short-term borrowings of $509 million included $506 million of commercial paper, with an average interest rate of 0.61% and a remaining maturity of 37 days.

7.    Pension and Other Postretirement Benefits
The following table shows the components of the pension and other postretirement benefit cost recognized for our U.S. benefit plans during the periods covered by this report. Information about similar international plans is not presented due to immateriality.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions)	2015	2016	2015	2016
Pension Benefits:
Service cost	$5	$6	$16	$19
Interest cost	8	9	25	26
Expected return on plan assets	(10)	(10)	(31)	(30)
Amortization of:
Prior service cost	—	—	1	1
Net actuarial loss	6	7	17	21
Net cost	$9	$12	$28	$37

Other Postretirement Benefits:
Service cost	$—	$—	$1	$1
Interest cost	1	1	2	2
Amortization of:
Prior service cost	(1)	(1)	(1)	(2)
Net actuarial loss	—	—	1	1
Net cost	$—	$—	$3	$2

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity.
The following table summarizes the assets and liabilities measured or disclosed at fair value on a recurring basis:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
April 30, 2015:
Assets:
Currency derivatives	$—	$59	$—	$59
Liabilities:
Currency derivatives	—	18	—	18
Short-term borrowings	—	190	—	190
Current portion of long-term debt	—	253	—	253
Long-term debt	—	735	—	735
January 31, 2016:
Assets:
Currency derivatives	—	77	—	77
Liabilities:
Currency derivatives	—	1	—	1
Short-term borrowings	—	509	—	509
Long-term debt	—	1,256	—	1,256

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

Below is a comparison of the fair values and carrying amounts of these instruments:

	April 30, 2015		January 31, 2016
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$370	$370	$317	$317
Currency derivatives	59	59	77	77
Liabilities:
Currency derivatives	18	18	1	1
Short-term borrowings	190	190	509	509
Current portion of long-term debt	250	253	—	—
Long-term debt	743	735	1,229	1,256

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

We had outstanding currency derivatives, related primarily to our euro, British pound, and Australian dollar exposures, with notional amounts totaling $1,212 million at April 30, 2015 and $1,274 million at January 31, 2016.

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

The following table presents the pre-tax impact that changes in the fair value of our derivative instruments had on AOCI and earnings during the periods covered by this report:

		Three Months Ended
		January 31,
(Dollars in millions)	Classification	2015	2016
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$71	$29
Net gain (loss) reclassified from AOCI into income	Net sales	16	17
Derivatives not designated as hedging instruments:
Currency derivatives – net gain (loss) recognized in income	Net sales	19	5
Currency derivatives – net gain (loss) recognized in income	Other income	11	(2)

		Nine Months Ended
		January 31,
(Dollars in millions)	Classification	2015	2016
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$118	$66
Net gain (loss) reclassified from AOCI into income	Net sales	20	46
Interest rate derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	—	8
Derivatives not designated as hedging instruments:
Currency derivatives – net gain (loss) recognized in income	Net sales	31	9
Currency derivatives – net gain (loss) recognized in income	Other income	5	2

We expect to reclassify $45 million of deferred net gains recorded in AOCI as of January 31, 2016, to earnings during the next 12 months. This reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur. As of January 31, 2016, the maximum term of our outstanding derivative contracts was 36 months.

The following table presents the fair values of our derivative instruments as of April 30, 2015 and January 31, 2016.

(Dollars in millions)	Classification	Fair value of derivatives in a gain position	Fair value of derivatives in a loss position
April 30, 2015:
Designated as cash flow hedges:
Currency derivatives	Other current assets	$42	$(2)
Currency derivatives	Other assets	20	(3)
Currency derivatives	Accrued expenses	—	(6)
Currency derivatives	Other liabilities	—	(6)
Not designated as hedges:
Currency derivatives	Other current assets	3	(1)
Currency derivatives	Accrued expenses	1	(7)
January 31, 2016:
Designated as cash flow hedges:
Currency derivatives	Other current assets	52	—
Currency derivatives	Other assets	24	(1)
Currency derivatives	Accrued expenses	—	(1)
Not designated as hedges:
Currency derivatives	Other current assets	5	(3)

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

Some of our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. The aggregate fair value of all derivatives with creditworthiness requirements that were in a net liability position was $18 million at April 30, 2015 and $0 at January 31, 2016.

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

(Dollars in millions)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet	Net Amounts
April 30, 2015:
Derivative assets	$65	$(6)	$59	$—	$59
Derivative liabilities	(24)	6	(18)	—	(18)
January 31, 2016:
Derivative assets	81	(4)	77	(1)	76
Derivative liabilities	(5)	4	(1)	1	—

No cash collateral was received or pledged related to our derivative contracts as of April 30, 2015 and January 31, 2016.

11.    Accumulated Other Comprehensive Income
The following table summarizes the changes in each component of accumulated other comprehensive income (AOCI), net of tax, during the three months ended January 31, 2015 and 2016:

	Currency Translation Adjustments	Cash Flow Hedge Adjustments	Postretirement Benefits Adjustments	Total AOCI

Balance at October 31, 2014	$(40)	$23	$(174)	$(191)
Net other comprehensive income (loss)	(62)	34	4	(24)
Balance at January 31, 2015	$(102)	$57	$(170)	$(215)

Balance at October 31, 2015	$(136)	$40	$(210)	$(306)
Net other comprehensive income (loss)	(30)	8	5	(17)
Balance at January 31, 2016	$(166)	$48	$(205)	$(323)

The following table presents the components of net other comprehensive income (loss) during the three months ended January 31, 2015 and 2016:

	Pre-Tax	Tax	Net
Three Months Ended January 31, 2015
Currency translation adjustments	$(65)	$3	$(62)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	71	(28)	43
Reclassification to earnings[1]	(16)	7	(9)
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	—	—	—
Reclassification to earnings[2]	6	(2)	4
Net other comprehensive income (loss)	$(4)	$(20)	$(24)

Three Months Ended January 31, 2016
Currency translation adjustments	$(30)	$—	$(30)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	29	(11)	18
Reclassification to earnings[1]	(17)	7	(10)
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	—	—	—
Reclassification to earnings[2]	7	(2)	5
Net other comprehensive income (loss)	$(11)	$(6)	$(17)
1Pre-tax amount is classified as net sales in the accompanying consolidated statements of operations.
2Pre-tax amount is a component of pension and other postretirement benefit expense (as shown in Note 7, except for amounts related to non-U.S. benefit plans about which information is not presented in Note 7 due to immateriality).

The following table summarizes the changes in each component of AOCI, net of tax, during the nine months ended January 31, 2015 and 2016:

	Currency Translation Adjustments	Cash Flow Hedge Adjustments	Postretirement Benefits Adjustments	Total AOCI

Balance at April 30, 2014	$6	$(4)	$(190)	$(188)
Net other comprehensive income (loss)	(108)	61	20	(27)
Balance at January 31, 2015	$(102)	$57	$(170)	$(215)

Balance at April 30, 2015	$(108)	$28	$(220)	$(300)
Net other comprehensive income (loss)	(58)	20	15	(23)
Balance at January 31, 2016	$(166)	$48	$(205)	$(323)

The following table presents the components of net other comprehensive income (loss) during the nine months ended January 31, 2015 and 2016:

	Pre-Tax	Tax	Net
Nine Months Ended January 31, 2015
Currency translation adjustments	$(113)	$5	$(108)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	118	(45)	73
Reclassification to earnings[1]	(20)	8	(12)
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	14	(5)	9
Reclassification to earnings[2]	18	(7)	11
Net other comprehensive income (loss)	$17	$(44)	$(27)

Nine Months Ended January 31, 2016
Currency translation adjustments	$(57)	$(1)	$(58)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	74	(26)	48
Reclassification to earnings[1]	(46)	18	(28)
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	—	—	—
Reclassification to earnings[2]	23	(8)	15
Net other comprehensive income (loss)	$(6)	$(17)	$(23)
1Pre-tax amount is classified as net sales in the accompanying consolidated statements of operations.
2Pre-tax amount is a component of pension and other postretirement benefit expense (as shown in Note 7, except for amounts related to non-U.S. benefit plans about which information is not presented in Note 7 due to immateriality).

12.    Dividends Payable
On January 28, 2016, our Board of Directors declared a regular quarterly cash dividend of $0.34 per share on our Class A and
Class B common stock. Stockholders of record on March 9, 2016, will receive the cash dividend on April 1, 2016.

13.    Assets Held for Sale / Subsequent Event
During the quarter ended January 31, 2016, we reached an agreement to sell our Southern Comfort and Tuaca brands to Sazerac Company, Inc. The total book value of the related business assets as of January 31, 2016, was $48 million, and consisted of the following:

January 31, 2016
(Dollars in millions)
Inventories	$10
Goodwill	16
Other intangible assets	22
$48

The total book value is presented as assets held for sale in the accompanying condensed consolidated balance sheet as of January 31, 2016.

On March 1, 2016, we completed the sale to Sazerac Company, Inc. for approximately $542 million in cash (subject to a post-closing inventory adjustment). As a result of the sale, we expect to record a one-time operating income gain of approximately $483 million during the quarter ending April 30, 2016.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with both our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report and our 2015 Form 10-K. Note that the results of operations for the nine months ended January 31, 2016 do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, “we,” “us,” and “our” refer to Brown-Forman Corporation.

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
We present changes in certain income statement line items that are adjusted to an “underlying” basis, which we believe assists in understanding both our performance from period to period on a consistent basis, and the trends of our business. Non-GAAP “underlying” measures include changes in (a) underlying net sales, (b) underlying cost of sales, (c) underlying excise taxes, (d) underlying gross profit, (e) underlying advertising expenses, (f) underlying selling, general, and administrative expenses (SG&A), and (g) underlying operating income. To calculate each of these measures, we adjust for (a) foreign currency exchange; (b) if applicable, estimated net changes in distributor inventories; and (c) with respect to underlying SG&A and underlying operating income, the transaction-related costs from the sale of Southern Comfort and Tuaca. We explain these adjustments below:

•
“Foreign exchange.” We calculate the percentage change in our income statement line items in accordance with GAAP and adjust to exclude the cost or benefit of currency fluctuations. Adjusting for foreign exchange allows us to understand our business on a constant dollar basis, as fluctuations in exchange rates can distort the underlying trend both positively and negatively. (In this report, “dollar” always means the U.S. dollar unless stated otherwise.) To eliminate the effect of foreign exchange fluctuations when comparing across periods, we translate current-period results at prior-period rates.

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

•
“Sale of Southern Comfort and Tuaca.” On January 14, 2016, we announced that we had reached an agreement to sell our Southern Comfort and Tuaca brands and related assets to Sazerac Company, Inc. The sale closed March 1, 2016 for approximately $542 million in cash (subject to a post-closing inventory adjustment), which we expect will result in an estimated one-time operating income gain of approximately $483 million in the fourth quarter of fiscal 2016. This adjustment removes transaction-related costs for this sale from our results. We believe that this adjustment allows us to understand better our underlying results after the sale of these brands.

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

•	Risks associated with acquisitions, dispositions, business partnerships or investments – such as acquisition integration, or termination difficulties or costs, or impairment in recorded value

•	Inadequate protection of our intellectual property rights

•	Product recalls or other product liability claims; product counterfeiting, tampering, contamination, or product quality issues

•	Significant legal disputes and proceedings; government investigations (particularly of industry or company business, trade or marketing practices)

•	Failure or breach of key information technology systems

•	Negative publicity related to our company, brands, marketing, personnel, operations, business performance, or prospects

•	Failure to attract or retain key executive or employee talent

•	Our status as a family “controlled company” under New York Stock Exchange rules

Summary of Operating Performance

	Three months ended January 31,				Nine months ended January 31,
	2015	2016	Reported Change	Underlying Change[1]	2015	2016	Reported Change	Underlying Change[1]

Net sales	$1,093	$1,083	(1%)	4%	$3,149	$3,078	(2%)	5%
Excise taxes	280	274	(2%)	8%	754	718	(5%)	7%
Cost of sales	260	254	(2%)	—%	738	729	(1%)	4%
Gross profit	553	555	—%	4%	1,657	1,631	(2%)	5%
Advertising	112	107	(4%)	1%	334	317	(5%)	1%
SG&A	163	167	2%	5%	512	507	(1%)	4%
Operating income	$272	$278	2%	5%	$795	$807	2%	7%

Gross margin	50.6%	51.3%	0.7pp		52.6%	53.0%	0.4pp
Operating margin	24.9%	25.7%	0.8pp		25.2%	26.2%	1.0pp
Interest expense, net	$6	$12	93%		$20	$33	70%
Effective tax rate	30.0%	28.8%	(1.2)pp		29.9%	29.5%	(0.4)pp
Diluted earnings per share	$0.87	$0.94	7%		$2.54	$2.65	4%

1See “Non-GAAP Financial Measures” above for details on our use of “underlying changes” for net sales, excise taxes, cost of sales, gross profit, advertising expenses, SG&A expenses, and operating income, including how these measures are calculated and the reasons why we think this information is useful to readers.
Overview
For the three months ended January 31, 2016, compared to same period last year, we grew underlying net sales 4% (reported declined 1%), increased underlying operating income 5% (reported increased 2%), and delivered a 7% increase in diluted earnings per share.
For the nine months ended January 31, 2016, compared to the same period last year, we grew underlying net sales 5% (reported declined 2%), increased underlying operating income 7% (reported increased 2%), and delivered a 4% increase in diluted earnings per share. These operating results were driven by the continued global net sales growth of our American whiskey portfolio, led by the Jack Daniel's family of brands, including significant contributions from Jack Daniel’s Tennessee Fire (JDTF) and Woodford Reserve. Foreign exchange negatively affected our reported operating income as the dollar strengthened against most currencies.
Our financial condition remained strong. We received proceeds of $490 million from the issuance of long-term debt in June 2015, while continuing to invest in our capacity expansion projects and returning $961 million to shareholders during the nine months ended January 31, 2016, through dividends and share repurchases. On January 14, 2016, we announced that we had reached an agreement to sell our Southern Comfort and Tuaca brands and related assets to Sazerac Company, Inc. The sale closed March 1, 2016 for approximately $542 million in cash (subject to a post-closing inventory adjustment), which we expect will result in an estimated one-time operating income gain of approximately $483 million in the fourth quarter of fiscal 2016. (See Note 13 to the accompanying financial statements.)

RESULTS OF OPERATIONS – FISCAL 2016 YEAR-TO-DATE HIGHLIGHTS
Market Highlights
The following table provides supplemental information for our largest markets for the nine months ended January 31, 2016, compared to the same period last year. We discuss results for the markets most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the nine months ended January 31, 2016, compared to the same period last year.
Top 10 Markets[1] - Fiscal 2016 Net Sales Growth by Geographic Area

	Percentage change versus prior year period
Nine months ended January 31, 2016	Net Sales[2]
Geographic area	Reported	Foreign Exchange	Net Chg in Est. Distributor Inventories	Underlying *
United States	5%	—%	2%	7%
Europe	(4%)	11%	(2%)	5%
United Kingdom	7%	3%	—%	9%
Germany	(9%)	10%	—%	1%
Poland	(14%)	15%	—%	—%
France	3%	11%	—%	14%
Turkey	(6%)	24%	—%	17%
Russia	(20%)	40%	(30%)	(10%)
Rest of Europe	(8%)	12%	(2%)	2%
Australia	(13%)	17%	—%	4%
Other	(11%)	13%	1%	3%
Mexico	(11%)	18%	—%	7%
Canada	(2%)	13%	(5%)	7%
Rest of Other	(12%)	10%	2%	—%
Total	(2%)	8%	—%	5%
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

•
United States. Underlying net sales growth was driven primarily by the Jack Daniel’s family of brands, led by higher volumes for JDTF and Jack Daniel’s Tennessee Whiskey (JDTW), the former of which was introduced nationally in late fiscal 2015. Continued double-digit volume growth of our American whiskey portfolio, led by Woodford Reserve, Gentleman Jack, and Old Forester, also contributed to the underlying net sales growth, while lower volumes for Southern Comfort and Canadian Mist partially offset these gains.

•
Europe. Underlying net sales grew in nearly all markets, most notably in the United Kingdom, France, and Turkey. These gains were partially offset by declines in Russia, which remains challenged by the economic environment resulting in lower consumer demand. Reported net sales were hurt across Europe by foreign exchange as the dollar strengthened against most currencies compared with the prior-year period.

◦	In the United Kingdom, underlying net sales growth was driven by higher volumes of the Jack Daniel’s family of brands, primarily in the off-premises channel, driven by strong consumer demand.

◦
In France, underlying net sales growth was driven by higher volumes of JDTW and Jack Daniel’s Tennessee Honey (JDTH), as the Jack Daniel’s family of brands continued to gain market share in the world’s third largest whiskey market.

◦	In Turkey, underlying net sales growth was driven by higher volumes and beneficial customer mix for JDTW.

◦
In Germany, underlying net sales growth was led by volume gains for JDTH, Southern Comfort, and Woodford Reserve, and improved price/mix for JDTW, partially offset by volumetric declines in JD RTDs. Year-to-date results slowed in the third quarter, as Germany cycled against strong results in the prior-year third quarter due to timing of customer purchases ahead of price increases.

◦
In Poland, underlying net sales were flat as higher volumes of JDTW, and to a lesser extent, JDTH and Finlandia were offset by the absence in volume for a lower-margin brand that we have discontinued in fiscal 2016.

◦
In Russia, underlying net sales declines were driven primarily by lower volumes for Finlandia. We believe that these declines in the market are driven by challenging economic conditions and consumer trends toward local products.

•
Australia. Underlying net sales growth was driven by volumetric gains of JD RTDs and JDTW. Continued volume declines for Southern Comfort and a decline in agency brand volumes partially offset the gains. After a slow first quarter, underlying net sales have grown in the subsequent two quarters.

•
Other. Underlying net sales growth was led by Mexico, Brazil, and Africa, which all increased due to volumetric gains. Decreased volume in travel retail and southeast Asia partially offset the overall growth in this grouping.

Brand Highlights
The following table highlights the worldwide results of our largest brands for the nine months ended January 31, 2016, compared to the same period last year. We discuss results of the brands most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the nine months ended January 31, 2016, compared to the same period last year.
Major Brands Worldwide Results

	Percentage change versus prior year
Nine months ended January 31, 2016	Volumes	Net Sales[1]
Brand family / brand	9L Depletions	Reported	Foreign Exchange	Net Chg in Est. Distributor Inventories	Underlying *
Jack Daniel’s Family	5%	(1%)	7%	—%	7%
Jack Daniel’s Tennessee Whiskey	2%	(3%)	7%	—%	4%
Jack Daniel’s Tennessee Honey	10%	2%	6%	2%	11%
Other Jack Daniel’s whiskey brands[2]	45%	25%	6%	6%	38%
Jack Daniel’s RTDs/RTP[3]	4%	(9%)	12%	—%	4%
New Mix RTDs	17%	4%	21%	—%	25%
Finlandia	(13%)	(17%)	14%	(2%)	(5%)
Southern Comfort	(7%)	(10%)	3%	1%	(6%)
Canadian Mist	(11%)	(11%)	—%	1%	(10%)
El Jimador	(5%)	(7%)	10%	2%	4%
Woodford Reserve	27%	30%	2%	(3%)	29%
Herradura	6%	—%	12%	—%	12%
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

•
Jack Daniel’s family of brands grew underlying net sales 7% (reported declined 1%) and was the most significant contributor to our underlying net sales growth. Reported net sales were hurt by foreign exchange due to the strengthening of the dollar. The following are details about the underlying performance of the Jack Daniel’s family of brands:

◦
JDTW had broad-based underlying net sales growth led by the United States, the United Kingdom, Turkey, Brazil, France, Mexico, and Australia. These increases were partially offset by declines in many emerging markets, particularly southeast Asia, and travel retail.

◦
JDTH grew underlying net sales due to volumetric growth in Brazil, France, the United Kingdom, Germany, and the Czech Republic. These gains were partially offset by declines in the United States where takeaway trends have weakened due to increased competition.

◦
Among our Other Jack Daniel’s whiskey brands, the most significant contributor to underlying net sales growth was JDTF, launched nationally in the United States at the end of fiscal 2015 and rolled out in a few international test markets in fiscal 2016, most notably, the United Kingdom. JDTF delivered about 30% of the underlying net sales growth in the Jack Daniel’s family of brands for the nine months ended January 31, 2016.

◦
Jack Daniel’s RTDs/RTP overall volumes increased driven by gains in JD RTDs in Australia and the United Kingdom, partially offset by declines in Jack Daniel’s Winter Jack in the United States and the United Kingdom.

•
Woodford Reserve led the growth of our super- and ultra-premium American whiskeys with underlying net sales increasing 29% (reported 30%). Most of this growth came from the United States, where the brand continued its volumetric growth and on-premise trends remained strong. International growth was led by the United Kingdom.

•	Underlying net sales for New Mix RTDs increased 25% (reported 4%) driven by low trade inventories at the beginning of fiscal 2016, as well as higher consumer demand.

•	Underlying net sales of Herradura increased 12% (reported was flat) driven primarily by improved price/mix and increased volumes in the brand’s largest markets, Mexico and the United States.

•
Underlying net sales for Finlandia decreased 5% (reported declined 17%) driven predominately by lower volumes in travel retail, Russia, and most European markets. In Poland, the brand’s largest market, Finlandia grew modestly compared to last year but continued to suffer from generally weak consumer demand for premium vodkas in this competitive marketplace. In addition, Finlandia RTDs were discontinued in Mexico.

•
Underlying net sales for Southern Comfort declined 6% (reported declined 10%). Net sales declined in all three of Southern Comfort’s top markets—the United States, the United Kingdom, and Australia. These declines were offset slightly by gains in the brand’s next two largest markets, Germany and South Africa. In the United States, the brand continued to be affected negatively by competitive pressure from other flavored whiskey competitors and continued weakness in the on-premise channel. In January 2016, we reached an agreement to sell our Southern Comfort brand and related assets to Sazerac Company, Inc. The sale closed March 1, 2016.

RESULTS OF OPERATIONS – YEAR-OVER-YEAR PERIOD COMPARISONS
NET SALES

Percentage change versus the prior year period ended January 31	3 Months	9 Months
Change in reported net sales	(1%)	(2%)
Foreign exchange	6%	8%
Estimated net change in distributor inventories	(1%)	—%
Change in underlying net sales*	4%	5%

Change in underlying net sales attributed to:*
Volume	(2%)	1%
Net price/mix	6%	4%
* Totals may differ due to rounding
For the three months ended January 31, 2016, net sales were $1,083 million, a decrease of 1% or $10 million compared to the same period last year. After adjusting reported results for the negative effect of foreign exchange and the positive effect of an estimated net increase in distributor inventories, underlying net sales grew 4%.
The primary factors contributing to the 4% growth in underlying net sales for the three months ended January 31, 2016 were:

•	Net price/mix driven by:

◦	Growth of higher priced brands’ share of the total mix, led by JDTW, Woodford Reserve, and JDTF;

◦	Higher pricing for our tequila brands in Mexico; and

◦	Declines of Finlandia in Russia and certain travel retail markets where the relative price is lower.
A 2% reduction in volume for the three months ended January 31, 2016 partially offset the growth attributable to price/mix for the period. The Jack Daniel’s family of brands grew volumes led by JDTF, JDTW, and JDTH. These gains were more than offset by volume declines for Finlandia, Southern Comfort, and Canadian Mist. In addition, there was a decrease in volumes for agency brands, including lower-margin agency brands that we no longer distribute.
For the nine months ended January 31, 2016, net sales were $3,078 million, a decrease of 2% or $71 million compared to the same period last year. After adjusting reported results for the negative effect of foreign exchange, underlying net sales grew 5%.
The primary factors contributing to the 5% growth in underlying net sales for the nine months ended January 31, 2016 were:

•	Net price/mix driven by:

◦	JDTW higher share of total mix, led by the United Kingdom;

◦	Higher pricing for our tequila brands in Mexico;

◦	Growth of higher priced brands, such as JDTF and Woodford Reserve;

◦	Higher prices for our used barrels driven by higher demand and tight supply; and

◦	Declines of Finlandia in Russia and certain travel retail markets where the relative price is lower.

•	Volume driven by:

◦	JDTF, following its nationwide launch in the United States in the fourth quarter of fiscal 2015;

◦	JDTW, led by increases in the United States and the United Kingdom; and

◦	JDTH, led by gains in Europe, particularly in France.
The primary factors partially offsetting underlying net sales growth for the nine months ended January 31, 2016 were lower volumes for Finlandia, Southern Comfort, and Canadian Mist, and a decrease in volumes for agency brands, including lower-margin agency brands that we no longer distribute.

COST OF SALES

Percentage change versus the prior year period ended January 31	3 Months	9 Months
Change in reported cost of sales	(2%)	(1%)
Foreign exchange	3%	6%
Estimated net change in distributor inventories	—%	—%
Change in underlying cost of sales*	—%	4%

Change in underlying cost of sales attributed to:*
Volume	(2%)	1%
Cost/mix	2%	4%
* Totals may differ due to rounding
Cost of sales for the three months ended January 31, 2016 was $254 million, down 2% compared to the same period last year. Underlying cost of sales was flat after adjusting reported costs for the favorable benefit of foreign exchange as higher input costs, including wood and grain, were offset by a reduction in volumes.
Cost of sales for the nine months ended January 31, 2016 was $729 million, a decrease of $9 million, or 1%, compared to the same period last year. Underlying cost of sales increased 4% after adjusting reported costs for the effect of foreign exchange reflecting higher input costs, including wood and grain, and an increase in volume. Looking ahead for the remainder of the fiscal year, we expect that input costs will increase in the low single digits.
GROSS PROFIT

Percentage change versus the prior year period ended January 31	3 Months	9 Months
Change in reported gross profit	—%	(2%)
Foreign exchange	6%	7%
Estimated net change in distributor inventories	(2%)	—%
Change in underlying gross profit*	4%	5%
* Totals may differ due to rounding
Gross profit of $555 million increased $2 million for the three months ended January 31, 2016. Underlying gross profit grew 4% after adjusting reported results for the negative effect of foreign exchange and the positive effect of an estimated net increase in distributor inventories. The increase in underlying gross profit resulted from the same factors that contributed to the increase in underlying net sales and the comparable combined increase in underlying cost of sales and underlying excise taxes.
Gross margin improved to 51.3% for the three months ended January 31, 2016, up approximately 70 basis points from 50.6% in the same period last year reflecting a favorable mix shift, partially offset by increases in underlying cost of sales.
Gross profit of $1,631 million decreased $26 million, or 2%, for the nine months ended January 31, 2016. Underlying gross profit grew 5% after adjusting reported results for the negative effect of foreign exchange. The increase in underlying gross profit resulted from the same factors that contributed to the increase in underlying net sales and the comparable combined increase in underlying cost of sales and underlying excise taxes.
Gross margin improved to 53.0% for the nine months ended January 31, 2016, up approximately 40 basis points from 52.6% in the same period last year, reflecting a favorable mix shift, partially offset by increases in underlying cost of sales.
ADVERTISING EXPENSES

Percentage change versus the prior year period ended January 31	3 Months	9 Months
Change in reported advertising	(4%)	(5%)
Foreign exchange	5%	6%
Change in underlying advertising*	1%	1%
* Totals may differ due to rounding

Advertising expenses of $107 million decreased $5 million, or 4%, for the three months ended January 31, 2016 compared to the same period last year. Underlying advertising expenses increased 1% after adjusting reported results for the benefit of foreign exchange.
Advertising expenses of $317 million decreased $17 million, or 5%, for the nine months ended January 31, 2016 compared to the same period last year. Underlying advertising expenses increased 1% after adjusting reported results for the favorable effect of foreign exchange. The increase in underlying advertising expense for both the three and nine months ended January 31, 2016 was driven by (a) higher spending for the Jack Daniel’s family of brands, particularly JDTF related launch spending in the United States and a few global test markets; and (b) higher spending for the Woodford Reserve family of brands. Lower spending for Southern Comfort and Finlandia partially offset the increase.
SELLING, GENERAL, AND ADMINISTRATIVE (SG&A) EXPENSES

Percentage change versus the prior year period ended January 31	3 Months	9 Months
Change in reported SG&A	2%	(1%)
Sale of Southern Comfort and Tuaca	(2%)	(1%)
Foreign exchange	4%	5%
Change in underlying SG&A*	5%	4%
* Totals may differ due to rounding
SG&A expenses of $167 million increased $4 million, or 2% for the three months ended January 31, 2016, while underlying SG&A expenses grew 5% after adjusting reported results for transaction-related costs from the sale of Southern Comfort and Tuaca and the favorable effect of foreign exchange.
SG&A expenses of $507 million decreased $5 million, or 1% for the nine months ended January 31, 2016, while underlying SG&A expenses grew 4% after adjusting reported results for transaction-related costs from the sale of Southern Comfort and Tuaca and the favorable effect of foreign exchange. The increase in underlying SG&A for both the three and nine months ended January 31, 2016 was driven primarily by higher compensation and related expenses, partially offset by the absence of non-recurring costs incurred in the same prior-year periods.
OPERATING INCOME

Percentage change versus the prior year period ended January 31	3 Months	9 Months
Change in reported operating income	2%	2%
Sale of Southern Comfort and Tuaca	1%	—%
Foreign exchange	6%	5%
Estimated net change in distributor inventories	(4%)	—%
Change in underlying operating income*	5%	7%
* Totals may differ due to rounding
Operating income of $278 million increased $6 million, or 2%, for the three months ended January 31, 2016 compared to the same period last year. Underlying operating income grew 5% after adjusting for (a) transaction-related costs from the sale of Southern Comfort and Tuaca, (b) the negative effect of foreign exchange, and (c) the estimated net increase in distributor inventories. The same factors that contributed to the growth in underlying gross profit also contributed to the growth in underlying operating income.
Operating margin improved 80 basis points to 25.7% for the three months ended January 31, 2016 from 24.9% in the same period last year. The same factors that drove the increase in our gross margin benefited our operating margin. Additionally, operating expenses, which grew at a slower rate than gross profit, contributed to the increase in our operating margin for the period.
For the nine months ended January 31, 2016, operating income of $807 million increased $12 million, or 2% compared to the same period last year. Underlying operating income grew 7% after adjusting for the negative effect of foreign exchange. The same factors that contributed to the growth in underlying gross profit also contributed to the growth in underlying operating income, enhanced by a slower rate of growth in operating expenses.
Operating margin improved 100 basis points to 26.2% for the nine months ended January 31, 2016 from 25.2% in the same period last year. The same factors that drove the increase in our gross margin benefited our operating margin. Additionally, operating expenses, which grew at a slower rate than gross profit, contributed to the increase in our operating margin for the period.
The effective tax rate in the three months ended January 31, 2016 was 28.8% compared to 30.0% for the same period last year. The decrease in the effective tax rate was primarily driven by an increase in the favorable impact of foreign earnings at lower rates, partially offset by an increase in the U.S. tax related to the effect of recurring permanent items and an increase in tax expense related to discrete items.
The effective tax rate for the nine months ended January 31, 2016 was 29.5% compared to 29.9% for the same period last year. The decrease in the effective tax rate was primarily driven by an increase in the favorable impact of foreign earnings at lower rates, partially offset by an increase in U.S. tax related to the effect of recurring permanent items.
Diluted earnings per share of $0.94 in the three months ended January 31, 2016 increased 7% from the $0.87 reported for the same period last year. Diluted earnings per share of $2.65 in the nine months ended January 31, 2016 increased 4% from the $2.54 reported for the same period last year. The increase in diluted earnings per share for the three-month and nine-month periods resulted from the increase in operating income and a reduction in the shares outstanding due to share repurchases, partially offset by higher interest expense.

Liquidity and Financial Condition
Cash flows. Cash and cash equivalents declined $53 million during the nine months ended January 31, 2016, compared to a decline of $187 million during the same period last year. Cash provided by operations during the current nine-month period was $448 million, compared to $375 million for the prior-year period. The $73 million increase in cash provided by operations largely reflects an $86 million decrease in income tax payments, as well as the timing of normal fluctuations in working capital items. The decrease in income tax payments reflects the effect of an intercompany transfer of assets that occurred during fiscal 2014. The intercompany transaction resulted in the payment of $64 million in taxes during the first half of fiscal 2015. However, the transaction reduced taxes paid in fiscal 2014 by $38 million and resulted in a tax refund of $13 million during the first half of fiscal 2016.
Cash used for investing activities was $90 million for the nine months ended January 31, 2016, down modestly from $96 million for the same prior year period. Cash used for financing activities was $400 million during the nine months ended January 31, 2016, compared to $449 million for the same period last year. The $49 million decrease largely reflects proceeds of $490 million from the issuance of long-term debt in June 2015, and a $318 million increase in short-term borrowings during the period, partially offset by a $491 million increase in share repurchases, the repayment of $250 million of notes that matured in January 2016, and a $9 million increase in dividends. The impact on cash and cash equivalents as a result of exchange rate changes was a decline of $11 million for the nine months ended January 31, 2016, compared to a decline of $17 million for the same period last year.
As discussed above, we received proceeds of $490 million ($500 million principal amount, less discounts of $10 million) from senior notes issued in June 2015. The $500 million 4.50% notes are due on July 15, 2045.
On March 1, 2016, we completed the sale of our Southern Comfort and Tuaca brands and related assets to Sazerac Company, Inc. for $542 million in cash (subject to a post-closing inventory adjustment). The proceeds from the transaction will be used for general corporate purposes.
Liquidity. We continue to manage liquidity conservatively to meet current obligations, fund capital expenditures, and maintain dividends, while reserving adequate debt capacity for acquisition opportunities.
In addition to our cash and cash equivalent balances, we have access to several liquidity sources to supplement our cash flow from operations. One of those sources is our $1 billion commercial paper program that we regularly use to fund our short-term credit needs. During the quarter ended January 31, 2016, our commercial paper borrowings averaged $449 million, with an average maturity of 30 days and an average interest rate of 0.50%. During the nine months ended January 31, 2016, our commercial paper borrowings averaged $288 million, with an average maturity of 29 days and an average interest rate of 0.36%. Commercial paper outstanding was $183 million at April 30, 2015, and $506 million at January 31, 2016.
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
As of January 31, 2016, we had total cash and cash equivalents of $317 million. Of this amount, $242 million was held by foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We do not expect to need the cash generated by those foreign subsidiaries to fund our domestic operations. In the unforeseen event that we were to repatriate cash from those foreign subsidiaries, we would be required to provide for and pay U.S. taxes on permanently repatriated earnings.
As announced on January 28, 2016, our Board of Directors declared a regular quarterly cash dividend of $0.34 per share on our Class A and Class B common stock. Stockholders of record on March 9, 2016, will receive the cash dividend on April 1, 2016.
We believe our current liquidity position is strong and sufficient to meet all of our future financial commitments. A quantitative covenant of our $800 million bank credit facility requires the ratio of consolidated EBITDA (as defined in the agreement) to consolidated interest expense to be at least 3 to 1. At January 31, 2016, with a ratio of 27 to 1, we were well within the parameters of the covenant.
Share repurchases. As we announced on October 15, 2014, our Board of Directors authorized us to repurchase up to $250 million of our outstanding Class A and Class B common shares from October 15, 2014, through October 14, 2015, subject to market and other conditions. As we announced on March 25, 2015, the Board approved a $1 billion increase to the share repurchase authorization and extended it through March 24, 2016, subject to market and other conditions. We may repurchase those shares in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws. We can modify, suspend, or terminate this repurchase program at any time without prior notice. As of January 31, 2016, we have repurchased a total of 10,674,048 shares under this program for approximately $1,016 million, leaving approximately $234 million available for additional repurchases through March 24, 2016. The results of this share repurchase program are summarized in the following table.

	Shares Purchased		Average Price Per Share, Including Brokerage Commissions		Total Cost of Shares
Period	Class A	Class B	Class A	Class B	(Millions)
October 15, 2014 – October 31, 2014	350	2,200	$87.63	$87.99	$—
November 1, 2014 – January 31, 2015	15,585	735,058	$87.99	$88.10	$66
February 1, 2015 – April 30, 2015	26,507	2,096,918	$91.22	$90.28	$192
May 1, 2015 – July 31, 2015	21,041	2,364,195	$95.43	$95.22	$227
August 1, 2015 – October 31, 2015	—	5,173,346	$—	$98.36	$509
November 1, 2015 – January 31, 2016	—	238,848	$—	$93.21	$22
	63,483	10,610,565	$91.80	$95.23	$1,016
As we announced on January 28, 2016, our Board of Directors approved a new $1 billion share repurchase authorization, commencing April 1, 2016 through March 31, 2017, subject to market and other conditions. We may repurchase those shares in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws. We can modify, suspend, or terminate this repurchase program at any time without prior notice.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about shares of our common stock that we acquired during the quarter ended January 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
November 1, 2015 – November 30, 2015	—	$—	—	$255,900,000
December 1, 2015 – December 31, 2015	—	$—	—	$255,900,000
January 1, 2016 – January 31, 2016	238,848	$93.21	238,848	$1,233,700,000
Total	238,848	$93.21	238,848
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

As we announced on January 28, 2016, our Board of Directors approved a new $1 billion share repurchase authorization, commencing April 1, 2016, through March 31, 2017, subject to market and other conditions.

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
101
The following materials from Brown-Forman Corporation's Quarterly Report on Form 10-Q for the quarter ended January 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (a) Condensed Consolidated Statements of Operations, (b) Condensed Consolidated Statements of Comprehensive Income, (c) Condensed Consolidated Balance Sheets, (d) Condensed Consolidated Statements of Cash Flows, and (e) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN-FORMAN CORPORATION
(Registrant)

Date:	March 2, 2016	By:	/s/ Jane C. Morreau
Jane C. Morreau
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)