Form 10-K
period 2016-04-30
BROWN FORMAN CORP
filed 2016-06-16
CIK 14693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☑
The aggregate market value, as of the last business day of the most recently completed second fiscal quarter, of the voting and nonvoting equity held by nonaffiliates of the registrant was approximately $15,400,000,000.
The number of shares outstanding for each of the registrant’s classes of Common Stock on May 31, 2016, was:

Class A Common Stock (voting)	84,509,838
Class B Common Stock (nonvoting)	112,418,105
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of Registrant for use in connection with the Annual Meeting of Stockholders to be held July 28, 2016, are incorporated by reference into Part III of this report.

Forward-Looking Statement Information. Certain matters discussed in this report, including the information presented in Part II under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain statements, estimates, and projections that are “forward-looking statements” as defined under U.S. federal securities laws. Words such as “aim,” “anticipate,” “aspire,” “believe,”, “can,” “continue,” “could,” “envision,” “estimate,” “expect,” “expectation,” “intend,” “may,” “might,” “plan,” “potential,” “project,” “pursue,” “see,” “seek,” “should,” “will,” “would,” and similar words identify forward-looking statements, which speak only as of the date we make them. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. By their nature, forward-looking statements involve risks, uncertainties, and other factors (many beyond our control) that could cause our actual results to differ materially from our historical experience or from our current expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part I under “Item 1A. Risk Factors” and those described from time to time in our future reports filed with the Securities and Exchange Commission, including:

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

•	Decline in the social acceptability of beverage alcohol in significant markets

•	Production facility, aging warehouse, or supply chain disruption

•	Imprecision in supply/demand forecasting

•	Higher costs, lower quality, or unavailability of energy, water, raw materials, product ingredients, labor, or finished goods

•	Route-to-consumer changes that affect the timing of our sales, temporarily disrupt the marketing or sale of our products, or result in higher implementation-related or fixed costs

•	Inventory fluctuations in our products by distributors, wholesalers, or retailers

•
Competitors’ consolidation or other competitive activities, such as pricing actions (including price reductions, promotions, discounting, couponing, or free goods), marketing, category expansion, product introductions, or entry or expansion in our geographic markets or distribution networks

•	Risks associated with acquisitions, dispositions, business partnerships, or investments – such as acquisition integration, or termination difficulties or costs, or impairment in recorded value

•	Inadequate protection of our intellectual property rights

•	Product recalls or other product liability claims; or product counterfeiting, tampering, contamination, or product quality issues

•	Significant legal disputes and proceedings; or government investigations

•	Failure or breach of key information technology systems

•	Negative publicity related to our company, brands, marketing, personnel, operations, business performance, or prospects

•	Failure to attract or retain key executive or employee talent

•	Our status as a family “controlled company” under New York Stock Exchange rules
Use of Non-GAAP Financial Information. Certain matters discussed in this report, including the information presented in Part II under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include measures that are not measures of financial performance under U.S. generally accepted accounting principles (GAAP). These non-GAAP measures should not be considered in isolation or as a substitute for any measure derived in accordance with GAAP, and also may be inconsistent with similarly-titled measures presented by other companies. In Part II under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we present the reasons we use these measures under the heading, “Non-GAAP Financial Measures,” and we present reconciliations of these measures to the most closely comparable GAAP measures under the heading “Results of Operations – Year-Over-Year Comparisons.”

PART I
Item 1. Business
Overview
Brown-Forman Corporation (the “Company,” “Brown-Forman,” “we,” “us,” or “our” below) was incorporated under the laws of the State of Delaware in 1933, successor to a business founded in 1870 as a partnership and later incorporated under the laws of the Commonwealth of Kentucky in 1901. We primarily manufacture, bottle, import, export, market, and sell a wide variety of alcoholic beverages under recognized brands. We employ over 4,600 people on six continents, including about 1,300 people in Louisville, Kentucky, USA, home of our world headquarters. We are the largest American-owned spirits and wine company with global reach. We are a “controlled company” under New York Stock Exchange rules, and the Brown family owns a majority of our voting stock.
For a discussion of recent developments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Overview.”
Brands
Beginning in 1870 with Old Forester Bourbon Whisky – our founding brand – and spanning the generations since, we have built a portfolio of more than 40 spirit, wine, and ready-to-drink cocktail (RTD) brands that includes some of the best-known and most-loved trademarks in our industry. The most important brand in our portfolio is Jack Daniel’s Tennessee Whiskey, which is the fourth-largest spirits brand of any kind and the largest American whiskey brand in the world, according to Impact Databank’s “Top 100 Premium Spirits Brands Worldwide” list.1 In its third year on the list, Jack Daniel’s Tennessee Honey is the second-largest-selling flavored whiskey on the Worldwide Impact list, selling over 1.5 million nine-liter cases in calendar year 2015, up 13% from the prior calendar year.1 Additionally, Jack Daniel’s Tennessee Fire was designated as an Impact “Hot Brand”1 in its first full calendar year (2015). Our other leading global brands on the Worldwide Impact list are Finlandia, the ninth-largest-selling vodka; Canadian Mist, the fourth-largest-selling Canadian whisky; and el Jimador, which is the fourth-largest-selling tequila and designated as an Impact “Hot Brand”.1
Principal Brands

Jack Daniel’s Tennessee Whiskey	Woodford Reserve Kentucky Bourbons
Jack Daniel’s RTDs	el Jimador Tequilas
Jack Daniel’s Tennessee Honey	el Jimador New Mix RTDs
Gentleman Jack Rare Tennessee Whiskey	Herradura Tequilas
Jack Daniel’s Tennessee Fire	Canadian Mist Canadian Whisky
Jack Daniel’s Single Barrel Collection[2]	Sonoma-Cutrer California Wines
Jack Daniel’s Sinatra Select	Early Times Kentucky Whisky and Bourbon
Jack Daniel’s Winter Jack	Chambord Liqueur
Jack Daniel’s No. 27 Gold Tennessee Whiskey	Old Forester Kentucky Bourbon
Finlandia Vodkas	Antiguo Tequila
Finlandia RTDs	Pepe Lopez Tequila
Korbel California Champagnes[3]	Santa Dose Cachaça
Korbel California Brandy[3]	Collingwood Canadian Whisky
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Fiscal 2015 Brand Highlights” for details on the performance of our brands.

[1]Impact Databank, a well-known U.S. trade publication, published these industry statistics in March 2016.
[2]The Jack Daniel’s Single Barrel Collection includes Jack Daniel’s Single Barrel Select, Jack Daniel’s Single Barrel Barrel Proof, Jack Daniel’s Single Barrel Rye, and Jack Daniel’s Single Barrel 100 Proof.

[3]While Korbel is not an owned brand, we sell Korbel products under contract in the United States and other select markets.

Our vision in marketing is to “be the best brand builders in the industry.” We build our brands by investing in programs that we believe create enduring connections with our consumers. These programs cover a wide spectrum of activities, including media (TV, radio, print, outdoor, and, increasingly, digital and social media), consumer and trade promotions, sponsorships, and visitor center programs at our distilleries and our winery. We expect to grow our sales and profits by consistently delivering creative, responsible marketing programs that drive brand recognition, brand trial, brand loyalty, and, ultimately, consumer demand around the world.
Markets
We sell our products in approximately 160 countries around the world. The United States, our largest, most important market, accounted for 46% of our net sales in fiscal 2016. Our largest international markets include the United Kingdom, Australia, Mexico, Germany, Poland, France, Turkey, Russia, Canada, and Brazil. Over the last 10 years, we have greatly expanded our international footprint. In fiscal 2016, we generated 54% of our net sales outside the United States compared to 41% ten years ago. The U.S. proportion of net sales has grown from fiscal 2014 to fiscal 2016, mainly due to the negative impact of foreign exchange on our international business. We present the percentage of total net sales by geographic area for our most recent three fiscal years and, to provide historical context, fiscal 2006, below:
Percentage of Total Net Sales by Geographic Area

	Year ended April 30
	2006	...	2014	2015	2016
United States	59%	...	41%	43%	46%
International:		...
Europe		...	32%	31%	31%
Australia		...	12%	11%	9%
Other		...	15%	15%	14%
Total International*	41%	...	59%	57%	54%
TOTAL	100%		100%	100%	100%
Note: Totals may differ due to rounding
For details about net sales in our largest markets, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Fiscal 2016 Market Highlights.” For details about our reportable segment and for additional geographic information about net sales and long-lived assets, refer to Note 14 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.” For details on risks related to our global operations, see “Item 1A. Risk Factors.”
Distribution Network and Customers
Our distribution network, which we sometimes refer to as our “route-to-consumer” (RTC), takes a variety of forms, depending on (a) a market’s laws and regulatory framework for trade in beverage alcohol, (b) our assessment of a market’s long-term attractiveness and competitive dynamics, (c) the relative profitability of distribution options available to us, (d) the structure of the retail and wholesale trade in a market, and (e) our portfolio’s development stage in a market. As these factors change, we evaluate our RTC strategy and, from time to time, adapt our model.
In the United States, which generally prohibits wine and spirits manufacturers from selling their products directly to consumers, we sell our brands either to distributors or (in states that directly control alcohol sales) to state governments that then sell to retail customers and consumers.
Outside the United States, we use a variety of RTC models. We own and operate distribution companies in 13 markets: Australia, Brazil, Canada, China, the Czech Republic, France, Germany, Hong Kong, South Korea, Mexico, Poland, Thailand, and Turkey. In these markets, and in a large portion of the travel retail channel, we sell our products directly to retailers, to wholesalers, or, in Canada, to provincial governments. In fiscal 2017, we plan to establish a new distribution company in Spain, which we expect to begin operating in fiscal 2018. In the United Kingdom, we partner in a cost-sharing arrangement with another supplier, Bacardi Limited, to sell a portfolio of both companies’ brands. In many other markets, including Italy, Japan, Russia, and South Africa, we rely on others to distribute our brands, generally under fixed-term distribution contracts.
We believe that our customer relationships are good. We believe our exposure to concentrations of credit risk is limited due to the diverse geographic areas covered by our operations.

Seasonality
Holiday buying makes the fourth calendar quarter the peak season for our business. For the fiscal years ended April 30, 2014, 2015, and 2016, approximately 32% of our net sales were in the fourth calendar quarter.
Competition
Trade information indicates that we are one of the largest global suppliers of premium spirits and wine. According to International Wine & Spirit Research (the IWSR), for calendar year 2015, the ten largest global spirits companies controlled less than 20% of the total global market for spirits (on a volume basis). While we believe that the overall market environment offers considerable growth opportunities for us, our industry is now, and will remain, highly competitive. We compete against many global, regional, and local brands in a variety of categories of beverage alcohol, but most of our brands compete primarily in the industry’s premium-and-higher price categories. Our competitors include major global wine and spirits companies, such as Bacardi Limited, Beam Suntory Inc., Davide Campari-Milano S.p.A., Diageo PLC, LVMH Moët Hennessy Louis Vuitton SE, Pernod Ricard SA, and Rémy Cointreau SA. In addition, particularly in the United States, we increasingly compete with (a) national companies, and (b) entrepreneurs, many of whom are recent entrants to the industry – typically with small-batch or craft spirit brands.
Brand recognition, brand provenance, quality of product and packaging, availability, taste, and price affect consumers’ choices among competing brands in our industry. Several factors influence consumers’ buying decisions, including: advertising; promotions; merchandising in bars, restaurants, and shops; expert or celebrity endorsement; social media and word-of-mouth; and the timing and relevance of new product introductions. Although some competitors have substantially greater resources than we do, we believe that our competitive position is strong, particularly as it relates to brand recognition, quality, availability, and relevance of new product introductions.
Ingredients and Other Supplies
The principal raw materials used in manufacturing and packaging our distilled spirits are water, corn, rye, malted barley, agave, sugar, glass, cartons, PET (polyethylene terephthalate, a polymer used in non-glass containers), labels, and wood for barrels (used for storing whiskey and some tequilas). The principal raw materials used in liqueurs are neutral spirits, sugar, and wine, while the principal raw materials used in our RTD products are sugar, flavorings, neutral spirits, whiskey, tequila, and malt. The principal raw materials used in producing wines are grapes, packaging materials, and wood barrels. Our grape supply comes from a combination of our California vineyards and contracts with independent growers. We believe that our relationships with our growers are good. Currently, none of these raw materials is in short supply, but shortages could occur. From time to time, our agricultural ingredients (corn, rye, malted barley, agave, and grapes) could be adversely affected by weather and other forces that might constrain supply.
Whiskeys, certain tequilas, and other distilled spirits must be aged. Because we must schedule production to meet demand for these products years in the future, our inventories of them may be larger in relation to sales and total assets than in many other businesses.
For details on risks related to the availability of raw materials and the uncertainty inherent in forecasting supply and demand, refer to “Item 1A. Risk Factors.”
Intellectual Property
Our intellectual property rights include trademarks, copyrights, proprietary packaging and trade dress, proprietary manufacturing technologies, know-how, and patents. Our intellectual property, especially our trademarks, is essential to our business. We register our trademarks broadly – some of them in every country where registration is possible. We register others where we sell or expect to sell our products. We protect our intellectual property rights vigorously but fairly. We have licensed some of our trademarks to third parties for use with services or on products other than alcoholic beverages, which we believe enhances the awareness and protection of our brands.
For details on risks related to the protection of our intellectual property, refer to “Item 1A. Risk Factors.” For details on our most important brands, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Fiscal 2016 Brand Highlights.”
Regulatory Environment
Federal, state, local, and foreign authorities regulate the production, storage, transportation, distribution, and sale of our products. Some countries and local jurisdictions prohibit or restrict the marketing or sale of distilled spirits in whole or in part.

In the United States, at the federal level, the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Department of the Treasury regulates the wine and spirits industry with respect to the production, blending, bottling, labeling, sales, advertising, and transportation of beverage alcohol. Similar regulatory regimes exist at the state level and in most of the non-U.S. jurisdictions where we sell our products. In addition, distilled spirits products are subject to customs duties or excise taxation in many countries, including in the United States, at the federal, state, and local level.
Under U.S. federal regulations, bourbon and Tennessee whiskeys must be aged in new charred oak barrels for at least two years; we typically age our whiskeys three to six years. Federal regulations also require Canadian whisky to be manufactured in Canada in compliance with Canadian laws. Mexican authorities regulate the production and bottling of tequilas; they mandate minimum aging periods for extra anejo (three years), anejo (one year), and reposado (two months) tequilas. We comply with these regulations.
Our operations are subject to various environmental protection statutes and regulations, and our policy is to comply with them.
Strategy
Six years ago, we introduced our “Brown-Forman 150” long-term strategy, focused on driving sustainable growth toward our 150th anniversary in 2020. The B-F Arrow articulates our core principles: our purpose as well as the vision, values, and behaviors that we expect our employees to embrace and exhibit.

While these core principles are a constant and powerful means of connecting our stakeholders to a shared vision of “Building Forever”, we continue to refresh our strategies to reflect current realities. The strategic ambitions described below both demonstrate a sustained focus on several drivers of our recent growth, which we believe remain relevant, and acknowledge the new and changing opportunities of today.
We seek to build brands and businesses that can create shareholder value – ones that deliver strong growth, solid margins, and high returns. In addition, given our growing size and scale, we focus on building brands that can be meaningful for our company over time. Our first priority is to grow our premium spirits portfolio organically. But as opportunities arise, we will pursue innovation and consider acquisitions and partnerships that meet our rigorous quantitative and qualitative criteria.
The Jack Daniel’s family of brands, including Jack Daniel’s Tennessee Whiskey, is our most valuable asset. We will always work to keep Jack Daniel’s Tennessee Whiskey strong, healthy, and relevant to consumers worldwide, and to take advantage of the abundant opportunities for growing the Jack Daniel’s family of brands across markets, price points, channels, and consumer groups. As product innovation has become increasingly important to the brand in recent years, we will continue to evaluate opportunities to grow the Jack Daniel’s family of brands through thoughtful new product introductions, such as our U.S. launch of Jack Daniel’s Tennessee Fire and our recent introduction of Jack Daniel’s Single Barrel Rye.
We are the global leader in American whiskey, and we will continue to pursue growth in the broader global, premium whiskey category. We believe that we can leverage our whiskey-making knowledge, production assets, trademarks, and brand- building skills to accomplish this objective. We will focus first on the global growth of our most important whiskey, Jack Daniel’s. In addition, we expect to generate excellent growth for our other whiskey brands around the world, particularly Woodford Reserve and Old Forester, which have both experienced rapid growth in recent years.

We aim to grow Finlandia, el Jimador, and Herradura. We plan to focus primarily on growing Finlandia in Poland and Eastern Europe. We will work to expand the reach of Herradura tequila to new consumers, emphasizing Mexico, the United States, and other high-potential markets. We have taken steps to reposition el Jimador tequila as a more premium brand in Mexico, its largest market by volume. As a result, volumes have declined over the past couple of years in Mexico, though we expect the brand’s overall performance to improve there over time. In the United States and select international markets, we continue to experience solid growth with el Jimador, and we believe in this brand’s long-term potential.
We recently announced the launch of Coopers’ Craft, our first new bourbon trademark in more than 20 years, which we will begin selling in select United States markets in July 2016. We are in the development stage of our Slane Irish Whiskey brand, which we anticipate launching in the spring of 2017. Lastly, on June 1, 2016, we acquired The BenRiach Distillery Company Limited. This purchase added three single malt Scotch whisky brands into our growing whiskey portfolio: The GlenDronach, BenRiach, and Glenglassaugh. We believe that super- and ultra-premium whiskeys are attractive long-term businesses for us, and we will continue to pursue global growth in these categories.
In fiscal 2016, as part of our evolving portfolio strategy and our efforts to focus resources on our highest strategic priorities, we sold our Southern Comfort and Tuaca brands. This decision reflects our continuing efforts to reshape our portfolio by developing, divesting, and acquiring brands to create value and improve growth.
The United States remains our largest market, and continuing to grow in this market is important to our long-term success. We expect to foster this growth by emphasizing fast-growing spirits categories such as super-premium whiskies and tequila, continued product and packaging innovation, continued route-to-consumer proficiency, and brand building within growing consumer segments (with increasing emphasis on multicultural marketing).
Over the last two decades, our business outside the United States has grown more quickly than our business within it. Although the past two years have been an exception to this trend, as our net sales in the United States grew faster than our international business, we expect the longer-term trend to resume. Our ability to achieve our long-term growth objectives requires further development of our business globally, especially in emerging markets. We expect to grow our business in developed markets such as France, Germany, Australia, and the United Kingdom, as well as in emerging markets such as Mexico, Poland, and Turkey. Over time, we expect increasingly significant contributions to our growth from other emerging markets such as Brazil, China, Russia, Southeast Asia, Africa, and Eastern Europe. We will continue to pursue RTC strategies that will expand our access to and understanding of consumers in these diverse markets.
We believe that having a long-term-focused, committed, engaged shareholder base, including the Brown family, gives us an important strategic advantage, particularly in a business with aged products and multi-generational brands.
Recognizing the strong cash-generating capacity and the capital efficiency of our business, we will continue to pursue what we believe to be well-balanced capital deployment strategies aimed at perpetuating Brown-Forman’s strength and independence.
Corporate Responsibility
In pursuing the objectives described above, we will strive to be responsible in everything we do. Our history of responsibility began in 1870, when our founder, George Garvin Brown, first sold medicinal whiskey in glass bottles to ensure quality and safety – an innovative idea back when whiskey was usually sold by the barrel. Today, achieving our stated business purpose, to “enrich the experience of life,” is possible only within a context of corporate responsibility. This means promoting responsible consumer enjoyment of our brands; working to reduce alcohol abuse and misuse; protecting the environment; providing a healthy, safe, and inclusive workplace; and contributing to the communities where we operate around the globe.
Alcohol Responsibility. We promote responsible consumption of our products, as we believe this will enhance our relationships with consumers, business partners, stakeholders, and society at large. It is also essential for the long-term prosperity of our company and our industry. When abused or misused, alcohol can contribute to significant harm to both individuals and the community. We appreciate the need for governments to regulate our industry appropriately and effectively, taking into account national circumstances and local cultures. Acting in partnership with others, we want to be part of the solution to real, complex problems such as underage drinking, drunk driving, and overconsumption.
As a significant player in the global beverage alcohol industry, we foster collective action with our peers. Working together with other producers, we are able to leverage our views on a scale that can create change. For example, we are working with 13 other industry leaders that signed the Beer, Wine, and Spirits Producers’ Commitments to Reduce Harmful Drinking. The group made significant progress in 2015, resulting from the collaboration among all signatories and with stakeholders where we do business. By engaging non-governmental organizations, we reached more people across a broader geographic footprint with underage drinking programs. Drunk driving prevention pilot programs expanded to another four countries, with two more planned for 2016. With our retail business partners, we developed and launched responsible retailing principles that are increasing the number of retail programs focused on enforcing legal purchase age and responsible beverage service. Our collective progress on these commitments will be reported annually, and more information can be found at www.producerscommitments.org.
Since 2009, we have hosted an open forum to share our point of view and encourage engagement of others at www.OurThinkingAboutDrinking.com. In the United States, we support The Ad Council’s “Buzzed Driving is Drunk Driving” campaigns, designated-driver services such as BeMyDD, and the Responsible Retailing Forum, which brings together diverse stakeholders seeking to reduce underage sales, among other initiatives. In our consumer relationships, we seek to communicate through responsible advertising content and placement, relying on our comprehensive internal marketing code and adhering to industry marketing and advertising guidelines. As part of our commitment to responsible marketing, and to enable consumers to make more informed decisions, we will be adding nutritional information to our brand websites later this year. We also are founding members of, and contribute significant resources to, the Foundation for Advancing Alcohol Responsibility, an organization created by spirits producers to combat harmful use of alcohol. While this is a U.S. organization, we participate actively in similar organizations in other markets, such as DrinkWise in Australia, BSI in Germany, The Portman Group in the United Kingdom, and FISAC in Mexico. In the European Union, we helped form the Responsible Marketing Pact with seven other major beverage alcohol manufacturers to develop industry-led standards for responsible advertising and marketing. The standards focus on decreasing exposure of those under legal drinking age to alcohol-related advertisements. We also recognize that some individuals can’t or shouldn’t drink beverage alcohol and respect the choice of those who don’t drink for whatever reason. To this end, we have an internal employee resource group (ERGs), SPIRIT, that supports an environment where all employees and guests feel welcome, regardless of whether they choose to drink.
Environmental Sustainability. Our vision – Building Forever – is inherently linked to environmental sustainability. A key component of our environmental sustainability strategy is reducing our energy consumption and greenhouse gas (GHG) emissions. In fiscal 2014, we set new, more ambitious environmental sustainability goals, focused on reducing our absolute GHG emissions by 15% by 2023, sending zero waste to landfill, and reducing our water use and wastewater discharges per unit of product by 30% by 2023 (versus 2012 baseline year). These goals support our ambition to be a sustainability leader within our industry, and extend programs beyond our operational borders into the supply chain. We report on our progress toward these goals in our biennial Corporate Responsibility Reports, available online. In 2016, Newsweek magazine named Brown-Forman the third “greenest” U.S. beverage company, and number 52 among the 500 largest publicly traded companies in the United States. Rankings are based on eight measures of corporate sustainability and environmental performance. In addition, we have been identified as a global leader for our actions and strategies in response to climate change and have been awarded a position on The Climate “A” List by CDP, an international not-for-profit organization that produces the list at the request of 822 investors who represent more than a third of the world’s invested capital.
Diversity, Inclusion, and Human Rights. We believe that having a diverse and inclusive workforce is central to our success. As we work to increase our brands’ relevance and appeal to diverse consumer groups, we need a diversity of experiences and outlooks within our own workforce. We also want employees to feel comfortable in contributing their whole selves and different perspectives to their work. Over the past year, we’ve made progress with diverse representation at the senior level. Three women and one African American serve on our Board of Directors. Four members of our 15-member Executive Leadership Team are women and two are minorities. In 2016, we once again earned a perfect score of 100% in the Corporate Equality Index by the Human Rights Campaign, a civil rights organization promoting equality for lesbian, gay, bisexual, and transgender Americans. This makes us one of the “Best Places to Work for LGBT equality”1 in the United States for the sixth consecutive year. Our ERGs have been the core of our diversity culture by supporting employees’ growth while enhancing their contributions. Our eight ERGs foster a diverse and inclusive environment that drives our high-commitment, high-performance organization and encourages employees to bring their individuality to work.
In the marketplace, we focus on promoting fair and ethical business practices. We remain committed to the guidelines set forth in our Global Human Rights Statement, defining our commitment to respecting the fundamental rights of all human beings. We share our human rights policies and practices with our suppliers through our Suppliers Guiding Principles on Human Rights. Our work in this area will help inform our response to the U.K.’s recent passage of the Modern Slavery Act.

[1]Human Rights Campaign 2016 Corporate Equity Index at www.hrc.org/resources/best-places-to-work-2016.
Community Involvement. Our approach to philanthropy reflects our values as a corporate citizen. Our civic engagement supports non-profit organizations that improve the lives of individuals and the vitality of our communities. We believe, as a responsible and caring corporate citizen, it is vital that we give back to the communities that support both our employees and our business. Through our contributions, we work to create communities that ensure basic living standards, support healthy and sustainable living, and enhance intellectual and cultural living. While we focus on our hometown of Louisville, Kentucky, our civic engagement activities extend to the communities around the globe where our employees live, work, and raise their families.

In fiscal 2016, we donated more than $10.8 million in cash, logged approximately 16,000 volunteer hours, and had over 132 employees serve on boards of directors of 192 non-profit organizations.
Our Corporate Responsibility reports are available at www.brown-forman.com/responsibility.
Employees and Executive Officers
As of April 30, 2016, we employed approximately 4,600 people, including about 200 employed on a part-time or temporary basis. We employ about 2,800 people in the United States, approximately 17% represented by a union. We believe our employee relations are good.
The following persons serve as executive officers as of June 15, 2016:

Name	Age	Principal Occupation and Business Experience
Paul C. Varga	52	Company Chairman and Chief Executive Officer since 2007. Chief Executive Officer since 2005.
Jane C. Morreau	57
Executive Vice President and Chief Financial Officer since 2014. Senior Vice President, Chief Production Officer, and Head of Information Technology from 2013 to 2014. Senior Vice President and Director of Financial Management, Accounting and Technology from 2008 to 2013.

Matthew E. Hamel	56	Executive Vice President, General Counsel, and Secretary since 2007.
Jill Ackerman Jones	50
Executive Vice President and President for North America, CCSA, IMEA, and Global Travel Retail since February 2015. Executive Vice President and President for North America and Latin America Regions from 2013 to 2015. Executive Vice President and Chief Production Officer from 2007 to 2012.

Mark I. McCallum	61
Executive Vice President and President of Jack Daniel’s Brands since February 2015. Executive Vice President and President for Europe, Africa, Middle East, Asia Pacific, and Travel Retail from 2013 to 2015. Executive Vice President and Chief Operating Officer from 2009 to 2013. Executive Vice President and Chief Brands Officer from 2006 to 2009.

Lawson E. Whiting	47
Executive Vice President and Chief Brands and Strategy Officer since February 2015. Senior Vice President and Chief Brands Officer from 2013 to 2015. Senior Vice President and Managing Director for Western Europe from 2011 to 2013. Vice President and Finance Director for Western Europe from 2010 to 2011. Vice President and Finance Director for North America from 2009 to 2010.

Alejandro “Alex” Alvarez	48	Senior Vice President and Chief Production Officer since 2014. Vice President and General Manager for Brown-Forman Tequila Mexico Operations from 2008 to 2014.
Ralph De Chabert	69	Senior Vice President and Chief Diversity Officer since 2007.
Brian P. Fitzgerald	43	Senior Vice President and Chief Accounting Officer since 2013. Vice President and Finance Director for Greater Europe and Africa from 2009 to 2013.
Kirsten M. Hawley	46
Senior Vice President and Chief Human Resources Officer since February 2015. Senior Vice President and Director of HR Business Partnerships from 2013 to 2015. Vice President and Director of Organization and Leader Development 2011 to 2013. Assistant Vice President and Director of Employee Engagement from 2009 to 2011.

Thomas Hinrichs	54
Senior Vice President and President for Europe, North Asia, and ANZSEA since February 2015. Senior Vice President and Managing Director for Europe from 2013 to 2015. Senior Vice President and Managing Director for Greater Europe and Africa from 2006 to 2013.

Lisa P. Steiner	56
Senior Vice President, Chief of Staff, and Director of Global Corporate Communications and Services since February 2015. Senior Vice President and Chief Human Resources Officer from 2009 to 2015. Senior Vice President and Director of Global Human Resources from 2007 to 2009.

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
Unfavorable global or regional economic conditions, including uncertainty caused by unstable geopolitical environments in many parts of the world, such as Russia, Brazil, and Turkey, could adversely affect our business and financial results. While the major economic disruptions of the 2008-2009 financial crisis have largely subsided, many markets where our products are sold still face significant economic challenges resulting from the ensuing global economic downturn that followed, including low consumer confidence, high unemployment, budget deficits, burdensome governmental debt, austerity measures, increased taxes, and weak financial, credit, and housing markets. Unfavorable economic conditions such as these can cause governments to increase taxes on beverage alcohol to attempt to raise revenue or reduce consumers’ willingness to make discretionary purchases of beverage alcohol products or pay for premium brands such as ours. In unfavorable economic conditions, consumers may make more value-driven and price-sensitive purchasing choices and drink more at home rather than at restaurants, bars, and hotels, which tend to favor many of our premium and super-premium products.
Unfavorable economic conditions could also adversely affect our suppliers, distributors, and retailers, who in turn could experience cash flow problems, more costly or unavailable financing, credit defaults, and other financial hardships. This could lead to distributor or retailer destocking, increase our bad debt expense, or cause us to increase the levels of unsecured credit that we provide to customers. Other potential negative consequences to our business from poor economic conditions include higher interest rates, an increase in the rate of inflation, deflation, exchange rate fluctuations, credit or capital market instability, or lower returns on pension assets or lower discount rates for pension obligations (possibly requiring higher contributions to our pension plans). For details on the effects of changes in the value of our benefit plan obligations and assets on our financial results, see Note 9 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”
Our global business is subject to commercial, political, and financial risks, including foreign currency exchange rate fluctuations.
Our products are sold in approximately 160 countries; accordingly, we are subject to risks associated with doing business globally, including commercial, political, and financial risks. In the long term, we continue to expect our growth rates in non-U.S. markets to surpass our growth rates in the United States. Emerging regions, such as eastern Europe, Latin America, Asia, and Africa, as well as more developed markets, such as the United Kingdom, France, Germany, and Australia, provide growth opportunities for us. If shipments of our products – particularly Jack Daniel’s Tennessee Whiskey – to our global markets were to experience significant disruption due to these risks or for other reasons, it could have a material adverse effect on our financial results.
In addition, we are subject to potential business disruption caused by military conflicts; potentially unstable governments or legal systems; civil or political upheaval or unrest; local labor policies and conditions; possible expropriation, nationalization, or confiscation of assets; problems with repatriation of foreign earnings; economic or trade sanctions; closure of markets to imports; anti-American sentiment; terrorism or other types of violence in or outside the United States; health pandemics; and a significant reduction in global travel. For example, Europe is a key commercial and production region for some of our products, and further outbreaks of violence there could disrupt our operations. In addition, our ability to sell into Russia depends on our products being imported, and any economic or trade sanctions could materially adversely affect our operations there. Our success will depend, in part, on our ability to overcome the challenges we encounter with respect to these risks and other factors affecting U.S. companies with global operations.

The more we expand our business globally, the more exchange rate fluctuations relative to the U.S. dollar influence our financial results. In many markets outside the United States, we sell our products and pay for some goods, services, and labor primarily in local currency. Because our foreign currency revenues for each foreign currency exceed the corresponding foreign currency expense, we have a net exposure to changes in the value of the U.S. dollar relative to each of those currencies. Over time, our reported financial results generally will be hurt by a stronger U.S. dollar and improved by a weaker one. For instance, profits from our overseas businesses for fiscal 2016 were adversely affected by the recent strengthening of the U.S. dollar against currencies in our major markets, including the euro, Russian ruble, and Australian dollar. We do not attempt to hedge all of our foreign currency risk. We may, from time to time, attempt to hedge foreign currency risk, but, even in those cases, we may not be successful in limiting foreign currency risk through the use of foreign currency derivatives or other means. For details on how foreign exchange affects our business, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk – Foreign Exchange.”
National and local governments may adopt regulations or undertake investigations that could limit our business activities or increase our costs.
Our business is subject to extensive regulatory requirements regarding production, exportation, importation, marketing and promotion, labeling, distribution, pricing, and trade practices, among others. Changes in laws, regulatory measures, or governmental policies, or in the manner in which current ones are interpreted, could cause us to incur material additional costs or liabilities, and jeopardize the growth of our business in the affected market. For instance, in fiscal 2016, we experienced disruption of our business in Indonesia due to recent changes in industry regulation and import duties. Specifically, governments may prohibit, or impose or increase limitations on, advertising and promotional activities, or times or locations where beverage alcohol may be sold or consumed, or adopt other measures that could limit our opportunities to reach consumers or sell our products. In Europe, for example, regulators in a number of countries have adopted or are considering severe limitations on the marketing and sale of beverage alcohol. Certain countries historically have banned all television, newspaper, magazine, and internet advertising for beverage alcohol products. Increases in regulation of this nature could substantially reduce consumer awareness for our products in the affected markets.
Some countries where we do business have a higher risk of corruption than others. While we are committed to doing business in accordance with applicable anti-corruption and other laws, our Code of Conduct, Code of Ethics for Senior Financial Officers, and other Company policies, we remain subject to the risk that an employee will violate our policies, or that any of our many affiliates or agents, such as importers, wholesalers, distributors, or other business partners, may take action determined to be in violation of international trade, money laundering, anti-corruption, or other laws, including the U.S. Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act 2010, or equivalent local laws. Any determination that our operations or activities are not, or were not, in compliance with U.S. or foreign laws or regulations could result in investigations, interruption of business, loss of business partner relationships, suspension or termination of licenses and permits (our own or those of our partners), imposition of fines, legal or equitable sanctions, negative publicity, and management distraction. Further, our compliance with applicable anti-corruption or other laws, our Code of Conduct, Code of Ethics for Senior Financial Officers, and our other policies could result in higher operating costs.
Additional regulation in the United States and other countries addressing climate change, use of water, and other environmental issues could increase our operating costs. Increasing regulation of fuel emissions could increase the cost of energy, including fuel, required to operate our facilities or transport and distribute our products, thereby substantially increasing the production, distribution, and supply chain costs associated with our products.
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
Our business operations are also subject to numerous duties or taxes that are not based on income, sometimes referred to as “indirect taxes,” which include excise taxes, sales or value-added taxes, property taxes, and payroll taxes. Increases in or the imposition of new indirect taxes on our operations or products would increase the cost of our products or, to the extent levied directly on consumers, make our products less affordable, which could negatively affect our financial results by reducing purchases of our products and encouraging consumers to switch to lower-priced or lower-taxed product categories. For example, certain jurisdictions, such as Brazil, have increased and may continue to increase excise taxes on beverage alcohol products, which could increase the cost of our products to consumers and could reduce consumer demand in those jurisdictions. Our global business can also be negatively affected by import and export duties, tariff barriers, and related local governmental protectionist measures, and the suddenness and unpredictability with which these can occur. As governmental entities look for increased sources of revenue, it is possible that they may increase taxes on beverage alcohol products. New tax rules, accounting standards, or pronouncements, and changes in interpretation of existing ones, could also have a significant adverse effect on our business and financial results. This includes potential changes in tax rules or the interpretation of tax rules arising out of the Base Erosion & Profit Shifting project initiated by the Organization for Economic Co-operation and Development.
Our business performance is substantially dependent upon the continued health of the Jack Daniel’s family of brands.
The Jack Daniel’s family of brands is the primary driver of our revenue and growth. Jack Daniel’s is an iconic global trademark with a loyal consumer fan base, and we invest much effort and many resources to protect and preserve the brand’s reputation for quality, craftsmanship, and authenticity. A brand’s reputational value is based in large part on consumer perceptions, and even an isolated incident that causes harm – particularly one resulting in widespread negative publicity – could adversely influence these perceptions and erode consumer trust and confidence in the brand. Significant damage to the brand equity of Jack Daniel’s would adversely affect our business. Given the importance of Jack Daniel’s to our overall success, a significant or sustained decline in volume or selling price of our Jack Daniel’s products would have a negative effect on our growth and our stock price. Additionally, should we not be successful in our efforts to maintain or increase the relevance of the Jack Daniel’s brand in the minds of current and future consumers, our business and operating results could suffer. For details on the importance of the Jack Daniel’s family of brands to our business, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Fiscal 2016 Brand Highlights.”
Changes in consumer preferences and purchases, and our ability to anticipate or react to them, could negatively affect our business results.
We are a branded consumer products company in a highly competitive market, and our success depends on our continued ability to offer consumers appealing, high-quality products. Consumer preferences and purchases may shift due to a host of factors, many of which are difficult to predict, including changes in economic conditions, demographic and social trends, public health policies and initiatives, changes in government regulation of beverage alcohol products, the potential legalization of marijuana use on a more widespread basis within the United States or elsewhere, and changes in travel, leisure, dining, gifting, entertaining, and beverage consumption trends. Consumers also may begin to prefer the products of competitors or may generally reduce their demand for brands produced by larger companies. For example, smaller local distilleries are experiencing accelerated growth as a result of shifting consumer preferences toward locally-produced, regionally-sourced products. In addition, we could experience unfavorable business results if we fail to attract consumers from diverse backgrounds and ethnicities in the United States and in our other non-U.S. markets. Forecasts in the United States for several years after 2016 indicate a slight decrease in the population segment aged 21 to 24; fewer potential consumers in this age bracket could have a negative effect on industry growth rates and our business. To continue to succeed, we must anticipate or react effectively to shifts in demographics, consumer behavior, consumer preferences, drinking tastes, and drinking occasions.
Our plans call for the continued growth of the Jack Daniel’s family of brands. In particular, we plan to continue to grow Jack Daniel’s Tennessee Honey sales globally and to launch Jack Daniel’s Tennessee Fire in select international markets in fiscal 2017. If these plans are unsuccessful, or if we otherwise fail to develop or implement effective business, portfolio, and brand strategies, our growth, stock price, or financial results could suffer. More broadly, if consumers shift away from spirits (particularly brown spirits such as American whiskey and bourbon), our premium-priced brands, or our RTD products, our financial results could be adversely affected.
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
Some of our largest brands, including Jack Daniel’s and Finlandia Vodka, are distilled at single locations. A catastrophic event causing physical damage, disruption, or failure at one of our major distillation or bottling facilities could adversely affect our business. Further, because whiskeys and some tequilas are aged for various periods, we maintain a substantial inventory of aged and maturing products in warehouses at a number of different sites. The loss of a substantial amount of aged inventory –

through fire, other natural or man-made disaster, contamination, or otherwise – could significantly reduce the supply of the affected product or products. A consequence of any of these or other supply or supply chain disruptions could result in our inability to meet consumer demand for the affected products for a period of time. In addition, insurance proceeds may be insufficient to cover the replacement value of our inventory of maturing products and other assets if they were to be lost. Disaster recovery plans may not prevent business disruption, and reconstruction of any damaged facilities could require a significant amount of time.
The inherent uncertainty in supply/demand forecasting could adversely affect our business, particularly with respect to our aged products.
There is an inherent risk of forecasting imprecision in determining the quantity of aged and maturing products to produce and hold in inventory in a given year for future sale. The forecasting strategies we use to balance product supply with fluctuations in consumer demand may not be effective for particular years or products. We cannot be certain that we will be successful in using various levers, such as price, to create the desired balance of available supply and consumer demand for particular years or products. As a consequence, we may be unable to meet consumer demand for the affected products for a period of time. Furthermore, not having our products in the market on a consistent basis may adversely affect our brand equity and future sales.
Higher costs or unavailability of materials could adversely affect our financial results, as could our inability to obtain certain finished goods.
Our products use materials and ingredients that we purchase from suppliers. Our ability to make and sell our products depends upon the availability of the raw materials, product ingredients, finished products, wood, glass, bottles, cans, bottle closures, packaging, and other materials used to produce and package them. Without sufficient quantities of one or more key materials, our business and financial results could suffer. For instance, only a few glass producers make bottles on a scale sufficient for our requirements, and a single producer supplies most of our glass requirements. In addition, if we experienced a disruption in the supply of American oak logs to produce the new charred oak barrels in which we age our whiskeys, our production capabilities would be compromised. If any of our key suppliers were no longer able to meet our timing, quality, or capacity requirements, ceased doing business with us, or significantly raised prices, and we could not promptly develop alternative cost-effective sources of supply or production, our operations and financial results could suffer.
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
Weather, the effects of climate change, diseases, and other agricultural uncertainties that affect the mortality, health, yield, quality, or price of the various raw materials used in our products also present risks for our business, including in some cases potential impairment in the recorded value of our inventory. Changes in weather patterns or intensity can disrupt our supply chain as well, which may affect production operations, insurance costs and coverage, as well as the timely delivery of our products.
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
Our ability to market and sell our products depends heavily on societal attitudes toward drinking and governmental policies that both flow from and affect those attitudes. In recent years, increased social and political attention has been directed at the beverage alcohol industry. For example, there remains continued attention focused largely on public health concerns related to alcohol abuse, including drunk driving, underage drinking, and the negative health impacts of the abuse and misuse of beverage alcohol. While most people who drink enjoy alcoholic beverages in moderation, it is commonly known and well reported that excessive levels or inappropriate patterns of drinking can lead to increased risk of a range of health conditions and, for certain people, can result in alcohol dependence. Some academics, public health officials, and critics of the alcohol industry in the United States, Europe, and other countries continue to seek governmental measures to make beverage alcohol more expensive, less available, or more difficult to advertise and promote. If future research indicated more widespread serious health risks associated with alcohol consumption – particularly with moderate consumption – or if for any reason the social acceptability of beverage alcohol were to decline significantly, sales of our products could decrease.

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
We face substantial competition in our industry, including many new entrants into spirits as well as from consolidation among beverage alcohol producers, wholesalers, or retailers, or changes to our route-to-consumer model, could hinder the marketing, sale, or distribution of our products.
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
For example, we are experiencing increased competition for some of our products from new entrants in the small-batch or craft spirits category. Changes to our route-to-consumer models or partners in important markets could result in temporary or longer-term sales disruption, could result in higher costs, and could negatively affect other business relationships we might have with that partner. Disruption of our distribution network or fluctuations in our product inventory levels at distributors, wholesalers, or retailers could negatively affect our results for a particular period. Further, while we believe we have sufficient scale to succeed relative to our major competitors, we nevertheless face a risk that continuing consolidation of large beverage alcohol companies could put us at a competitive disadvantage.
Our competitors may respond to industry and economic conditions more rapidly or effectively than we do. Other suppliers, as well as wholesalers and retailers of our brands, offer products that compete directly with ours for shelf space, promotional displays, and consumer purchases. Pricing (including price promotions, discounting, couponing, and free goods), marketing, new product introductions, entry into our distribution networks, and other competitive behavior by other suppliers, and by wholesalers and retailers, could adversely affect our sales, margins, and profitability. While we seek to take advantage of the efficiencies and opportunities that large retail customers can offer, they often seek lower pricing and purchase volume flexibility, offer competing own-label products, and represent a large number of other competing products. If the buying power of these large retail customers continues to increase, it could negatively affect our financial results.
We might not succeed in our strategies for acquisitions and dispositions.
From time to time, we acquire or invest in additional brands or businesses. We expect to continue to seek acquisition and investment opportunities that we believe will increase long-term shareholder value, but we may not be able to find and purchase brands or businesses at acceptable prices and terms. Acquisitions involve risks and uncertainties, including potential difficulties integrating acquired brands and personnel; the possible loss of key customers or employees most knowledgeable about the acquired business; implementing and maintaining consistent U.S. public company standards, controls, procedures, policies, and information systems; exposure to unknown liabilities; business disruption; and management distraction. Acquisitions, investments, or joint ventures could also lead us to incur additional debt and related interest expenses, issue additional shares, become exposed to contingent liabilities, and lead to dilution in our earnings per share and reduction in our return on average invested capital. We could incur future restructuring charges or record impairment losses on the value of goodwill or other intangible assets resulting from previous acquisitions, which may also negatively affect our financial results.
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

Product counterfeiting or inadequate protection of our intellectual property rights could adversely affect our business prospects.
Our brand names, trademarks, and related intellectual property rights are critical assets, and our business depends on our protecting them in the countries where we do business. We may be unsuccessful in protecting our intellectual property rights in a given market or in challenging those who infringe our rights or imitate or counterfeit our products. Although we believe that our intellectual property rights are legally protected in the markets in which we do business, the ability to register and enforce intellectual property rights varies from country to country. In some developing countries, for example, it may be more difficult to use legal process to stop counterfeiting. We may not be able to register our trademarks in every country where we want to sell a particular product, and we may not obtain favorable decisions by courts or trademark offices.
Many global spirits brands, including our brands, experience problems with product counterfeiting and other forms of trademark infringement. We work cooperatively with other spirits industry companies through our membership in the International Federation of Spirits Producers (IFSP) to combat spirits counterfeiting. While we believe IFSP is an effective organization, it is not active in every market, and its efforts are subject to cooperation with local authorities and courts in the markets where it is active. Despite our and IFSP’s efforts, confusingly similar, lower-quality, or even counterfeit products harmful to consumers could reach the market and adversely affect our intellectual property rights, brand equity, corporate reputation, and financial results. In addition, the industry as a whole could suffer negative effects related to the manufacture, sale, and consumption of illegally produced beverage alcohol.
Product recalls or other product liability claims could materially and adversely affect our sales.
The success of our brands depends upon the positive image that consumers have of those brands. We could decide to, or be required to, recall products due to suspected or confirmed product contamination, product tampering, spoilage, or other quality issues. Any of these events could adversely affect our sales. Actual contamination, whether deliberate or accidental, could lead to inferior product quality and even illness, injury, or death to consumers, potential liability claims, and material loss. Should a product recall become necessary, or we voluntarily recall a product in the event of contamination, damage, or other quality issue, sales of the affected product or our broader portfolio of brands could be adversely affected. A significant product liability judgment or widespread product recall may negatively impact the sales and profitability of the affected brand or brands. Even if a product liability claim is unsuccessful or is not fully pursued, resulting negative publicity could adversely affect our reputation with existing and potential customers and our corporate and brand image.
Litigation and legal disputes could expose our business to financial and reputational risk.
Major private or governmental litigation challenging the production, marketing, promotion, distribution, or sale of beverage alcohol or specific brands could affect our ability to sell products. Because litigation and other legal proceedings can be costly to defend, even actions that are ultimately decided in our favor could have a negative impact on our business reputation or financial results. Lawsuits have been brought against beverage alcohol companies alleging problems related to alcohol abuse, negative health consequences from drinking, problems from alleged marketing or sales practices, or underage drinking. While these lawsuits have been largely unsuccessful in the past, others may succeed in the future. We could also experience employment-related class actions, environmental claims, commercial disputes, product liability actions stemming from a beverage or container production defect, a whistleblower suit, or other major litigation that could adversely affect our business results, particularly if there is negative publicity or to the extent the losses or expenses were not covered by insurance.
Governmental actions around the world to enforce trade practice, anti-money-laundering, anti-corruption, competition, tax, environmental, and other laws are also a continuing compliance risk for global companies such as ours. In addition, as a U.S. public company, we are exposed to the risk of securities-related class action suits, particularly following a precipitous drop in the share price of our stock. Adverse developments in major lawsuits concerning these or other matters could result in management distraction and have a material adverse effect on our business.
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
Increased IT security threats and more sophisticated cyber crime pose a potential risk to the security and availability of our IT systems, networks, and services, including those that are managed, hosted, provided, or used by third parties, as well as the confidentiality, availability, and integrity of our data. If the IT systems, networks, or service providers we rely upon fail to function properly, or if we suffer a loss or disclosure of business or other sensitive information, due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively and timely address these failures, we may suffer interruptions in our ability to manage operations and reputational, competitive, or business harm, which may adversely affect our business operations or financial condition. In addition, such events could result in unauthorized disclosure of material confidential information, and we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us or to our partners, our employees, customers, suppliers, or consumers. In any of these events, we could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and IT systems, which, in any case, could require a significant amount of time.
Negative publicity could affect our stock price and business performance.
Unfavorable publicity, whether accurate or not, related to our industry or to us or our brands, marketing, personnel, operations, business performance, or prospects could negatively affect our corporate reputation, stock price, ability to attract high-quality talent, or the performance of our business. Adverse publicity or negative commentary on social media outlets, particularly any that goes “viral,” could cause consumers to react by avoiding our brands or choosing brands offered by our competitors, which could materially negatively affect our financial results.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Company-owned production facilities include distilleries, a winery, a concentrate plant, bottling plants, warehousing operations, sawmills, and cooperages. We also have agreements with other parties for contract production in Australia, Belgium, Brazil, China, Estonia, Finland, Ireland, Mexico, the Netherlands, South Africa, and the United States.
In addition to Company-owned corporate offices in Louisville, Kentucky, we lease office space for use in our sales, marketing, and administrative operations in the United States and in over 40 other cities around the globe. The lease terms expire at various dates and are generally renewable. Our most significant office locations outside Louisville are:

•	United States: Irvine, California; Irving, Texas; Atlanta, Georgia; Baltimore, Maryland; and Washington, D.C.

•
International: Guadalajara, Mexico; Hamburg, Germany; Sydney, Australia; London, United Kingdom; Warsaw, Poland; Paris, France; Mexico City, Mexico; Prague, Czech Republic; São Paulo, Brazil; Istanbul, Turkey; Amsterdam, Netherlands; Moscow, Russia; Shanghai, China; Hong Kong; and Gurgaon, India.

Significant Properties

Location	Principal Activities	Notes

United States:
Louisville, Kentucky	Corporate offices	Includes several renovated historic structures
Distilling, bottling, warehousing
	Cooperage	Brown-Forman Cooperage
Lynchburg, Tennessee	Distilling, bottling, warehousing	Home of Jack Daniel’s
Visitors’ center
Woodford County, Kentucky	Distilling, bottling, warehousing	Home of Woodford Reserve
Visitors’ center
Windsor, California	Winery, bottling, warehousing	Home of Sonoma-Cutrer
Visitors’ center
Decatur, Alabama	Cooperage	Jack Daniel Cooperage
Clifton, Tennessee	Stave and heading mill
Stevenson, Alabama	Stave and heading mill
Spencer, Indiana	Stave and heading mill	Acquired in first quarter fiscal 2016
Jackson, Ohio	Stave and heading mill	Land is leased from a third party

International:
Collingwood, Canada	Distilling, warehousing	Home of Canadian Mist
Cour-Cheverny, France	Distilling, bottling, warehousing	Home of Chambord
Amatitán, Mexico	Distilling, bottling, warehousing	Home of our tequilas and New Mix RTDs
Visitors’ center
Slane, Ireland	Distilling, visitors’ center	Future home of Slane Irish Whiskey

We believe that our facilities are in good condition and are adequate for our business.
Item 3. Legal Proceedings
We operate in a litigious environment and we are sued in the normal course of business. We do not anticipate that any currently pending suits will have, individually or in the aggregate, a material adverse effect on our financial position, results of operations, or liquidity.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our Class A and Class B common stock is traded on the New York Stock Exchange under the symbols “BFA” and “BFB,” respectively. As of May 31, 2016, there were 2,736 holders of record of Class A common stock and 5,154 holders of record of Class B common stock. Because of overlapping ownership between classes, as of May 31, 2016, we had only 5,719 distinct common stockholders of record.
The following table sets forth, for the periods indicated, the high and low sales prices per share for our Class A and Class B common stock, as reported on the New York Stock Exchange composite tape, and dividend per share information:

	Fiscal 2015					Fiscal 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Market price per share:
Class A high	$95.29	$93.09	$98.00	95.23	$98.00	$119.49	$122.30	$117.53	$112.24	$122.30
Class A low	85.98	81.38	85.33	86.85	81.38	93.09	105.87	99.50	100.40	93.09
Class B high	97.15	93.62	97.97	93.99	97.97	108.41	110.81	106.88	103.39	110.81
Class B low	86.48	81.89	85.43	86.71	81.89	90.65	95.21	90.60	93.25	90.60
Cash dividends per share:
Declared	0.580	—	0.630	—	1.210	0.630	—	0.680	—	1.310
Paid	0.290	0.290	0.315	0.315	1.210	0.315	0.315	0.340	0.340	1.310

Note: Quarterly amounts may not add to amounts for the year due to rounding.

Equity Compensation Plan Information
The following table summarizes information as of April 30, 2016, about our equity compensation plans under which we have made grants of stock options, stock appreciation rights, restricted stock, market value units, performance units, or other equity awards.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights[1]	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights[2]	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by Class A common stockholders	1,532,196	$56.83	6,803,869
1Includes 1,411,701 Class B common shares to be issued upon exercise of stock-settled stock appreciation rights (SSARs); 67,426 Class B common restricted stock units (RSUs); 31,676 Class A common deferred stock units (DSUs); and 21,393 Class B common DSUs issued under the Brown-Forman 2004 or 2013 Omnibus Compensation Plans. Does not include issued shares of performance-based restricted stock. SSARs are exercisable for an amount of our common stock with a value equal to the increase in the fair market value of the common stock from the date the SSARs were granted. The fair market value of our common stock at fiscal year-end has been used for the purposes of reporting the number of shares to be issued upon exercise of the 3,426,162 SSARs outstanding at fiscal year-end.
2RSUs and DSUs have no exercise price because their value depends on continued employment or service over time, and are to be settled for shares of Class B common stock. Accordingly, these have been disregarded for purposes of computing the weighted-average exercise price.

Stock Performance Graph
The graph below compares the cumulative total shareholder return of our Class B common stock for the last five years with the Standard & Poor’s 500 Stock Index, the Dow Jones U.S. Consumer Goods Index, and the Dow Jones U.S. Food & Beverage Index. The information presented assumes an initial investment of $100 on April 30, 2011, and that all dividends were reinvested. The cumulative returns shown represent the value that these investments would have had on April 30 in the years since 2011.

Share Repurchases
The following table provides information about shares of our common stock that we acquired during the quarter ended April 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
February 1, 2016 - February 29, 2016	1,133,637	$96.03	1,133,637	$1,124,800,000
March 1, 2016 - March 31, 2016	1,282,310	$97.38	1,282,310	$1,000,000,000
April 1, 2016 - April 30, 2016	1,165,013	$95.70	1,165,013	$888,500,000
Total	3,580,960	$96.41	3,580,960
As we announced on October 15, 2014, our Board of Directors authorized us to repurchase up to $250 million of our outstanding Class A and Class B common shares from October 15, 2014, through October 14, 2015, subject to market and other conditions. As we announced on March 25, 2015, the Board approved a $1 billion increase to the share repurchase authorization and extended it through March 24, 2016, subject to market and other conditions. As we announced on January 28, 2016, the Board approved a new $1 billion share repurchase authorization, commencing April 1, 2016, through March 31, 2017, subject to market and other conditions. The shares presented in the table above were acquired under these Board authorizations.

Item 6. Selected Financial Data
This selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the accompanying Notes contained in “Item 8. Financial Statements and Supplementary Data.”
BROWN-FORMAN CORPORATION
SELECTED FINANCIAL DATA
(Dollars in millions, except per share amounts)

Year Ended April 30,	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
Continuing Operations:
Net sales	$2,806	3,282	3,192	3,226	3,404	3,614	3,784	3,946	4,096	4,011
Gross profit	$1,481	1,695	1,577	1,611	1,724	1,795	1,955	2,078	2,183	2,144
Operating income	$602	685	661	710	855	788	898	971	1,027	1,533
Net income	$400	440	435	449	572	513	591	659	684	1,067
Weighted average shares used to calculate earnings per share
– Basic	230.4	229.6	225.7	221.8	218.4	214.5	213.4	213.5	211.6	203.0
– Diluted	232.8	231.6	227.1	222.9	219.8	216.1	215.0	215.1	213.1	204.3
Earnings per share from continuing operations
– Basic	$1.74	1.91	1.92	2.02	2.61	2.39	2.77	3.08	3.23	5.26
– Diluted	$1.72	1.89	1.91	2.01	2.60	2.37	2.75	3.06	3.21	5.22
Gross margin	52.8%	51.6%	49.4%	50.0%	50.7%	49.7%	51.7%	52.7%	53.3%	53.4%
Operating margin	21.5%	20.9%	20.7%	22.0%	25.1%	21.8%	23.7%	24.6%	25.1%	38.2%
Effective tax rate	31.7%	31.7%	31.1%	34.1%	31.0%	32.5%	31.7%	30.5%	31.7%	28.3%
Average invested capital	$2,431	2,747	2,893	2,825	2,711	2,803	2,834	3,131	3,196	3,221
Return on average invested capital	17.4%	17.2%	15.9%	16.6%	21.8%	19.1%	21.7%	21.6%	22.0%	34.1%
Total Company:
Cash dividends declared per common share	$0.62	0.69	0.75	0.78	1.49	0.89	4.98	1.09	1.21	1.31
Total assets at April 30	$3,551	3,405	3,475	3,383	3,712	3,477	3,626	4,103	4,188	4,183
Long-term debt at April 30	$422	417	509	508	504	503	997	997	743	1,230
Total debt at April 30	$1,177	1,006	999	699	759	510	1,002	1,005	1,183	1,501
Cash flow from operations	$355	534	491	545	527	516	537	649	608	524
Dividend payout ratio	36.8%	35.8%	38.9%	38.7%	57.0%	37.4%	179.8%	35.3%	37.5%	25.0%

Notes:

1.
Includes the consolidated results of Chambord and Casa Herradura since their acquisitions in May 2006 and January 2007, respectively. Includes the results of our Hopland-based wine brands, which were sold in April 2011 but retained in our portfolio as agency brands through December 2011. Includes the results of Southern Comfort and Tuaca, both of which were sold on March 1, 2016.

2.	Weighted average shares, earnings per share, and cash dividends declared per common share have been adjusted for a 5-for-4 stock split in October 2008 and a 3-for-2 stock split in August 2012.
3.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Non-GAAP Financial Measures” for details on our use of “return on average invested capital,” including how we calculate this measure and why we think this information is useful to readers.

4.	Cash dividends declared per common share include special cash dividends of $0.67 per share in fiscal 2011 and $4.00 per share in fiscal 2013.
5.	We define dividend payout ratio as cash dividends divided by net income.
6.
Results for fiscal 2016 include a gain of $485 million on the sale of Southern Comfort and Tuaca. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Executive Summary – Fiscal 2016 Financial Highlights” for additional information about the impact of that sale on our operating results for fiscal 2016.

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
Volume and Depletions
When discussing volume, unless otherwise specified, we refer to “depletions,” a term commonly used in the beverage alcohol industry. Depending on the context, “depletions” means either (a) our shipments directly to retailers or wholesalers, or (b) shipments from our distributor customers to retailers and wholesalers. We generally record revenues when we ship our products to our customers, so our reported sales for a period do not necessarily reflect actual consumer purchases during that period. We believe that our depletions measure volume in a way that more closely reflects consumer demand than our shipments to distributor customers do.
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
We present changes in certain income statement line-items that are adjusted to an “underlying” basis, which we believe assists in understanding both our performance from period to period on a consistent basis, and the trends of our business. Non-GAAP “underlying” measures include changes in (a) underlying net sales, (b) underlying cost of sales, (c) underlying excise taxes, (d) underlying gross profit, (e) underlying advertising expenses, (f) underlying selling, general, and administrative (SG&A) expenses, and (g) underlying operating income. To calculate these measures, we adjust, as applicable, for (a) foreign currency exchange, (b) estimated net changes in distributor inventories, and (c) the impact of acquisition and divestiture activity. We explain these adjustments below.

•
“Foreign exchange.” We calculate the percentage change in our income statement line items in accordance with GAAP and adjust to exclude the cost or benefit of currency fluctuations. Adjusting for foreign exchange allows us to understand our business on a constant-dollar basis, as fluctuations in exchange rates can distort the underlying trend both positively and negatively. (In this report, “dollar” always means the U.S. dollar unless stated otherwise.) To eliminate the effect of foreign exchange fluctuations when comparing across periods, we translate current year results at prior-year rates.

•
“Estimated net change in distributor inventories.” This measure refers to the estimated net effect of changes in distributor inventories on changes in our measures. For each period compared, we estimate the effect of distributor inventory changes on our results using depletion information provided by our distributors. We believe that this adjustment reduces the effect of varying levels of distributor inventories on changes in our measures and allows us to understand better our underlying results and trends.

•
“Sale of Southern Comfort and Tuaca.” On January 14, 2016, we reached an agreement to sell our Southern Comfort and Tuaca brands and related assets to Sazerac Company, Inc. The transaction closed March 1, 2016, for $543 million in cash (subject to a post-closing inventory adjustment), which resulted in a one-time gain of $485 million in the fourth quarter of fiscal 2016. This adjustment removes (a) the gain on sale, (b) those transaction-related costs not included in the gain on sale, and (c) operating activity for the non-comparable period, March and April in fiscal 2015 and 2016. We believe that these adjustments allow us to understand better our underlying results on a comparable basis.

Management uses “underlying” measures of performance to assist it in comparing and measuring our performance from period to period on a consistent basis, and in comparing our performance to that of our competitors. We also use underlying measures in connection with management incentive compensation calculations. Management also uses underlying measures in its planning and forecasting and in communications with the board of directors, stockholders, analysts, and investors concerning our financial performance. We have provided reconciliations of the non-GAAP measures adjusted to an “underlying” basis to their nearest GAAP measures in the tables below under “Results of Operations – Year-Over-Year Comparisons” and have consistently applied the adjustments within our reconciliations in arriving at each non-GAAP measure.
We also use the following additional non-GAAP financial measures in “Item 6. Selected Financial Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary”:

•
“Return on average invested capital.” This measure refers to the sum of net income and after-tax interest expense, divided by average invested capital. Average invested capital equals assets less liabilities, excluding interest-bearing debt, and is calculated using the average of the most recent 13 month-end balances. After-tax interest expense equals interest expense multiplied by one minus our effective tax rate. We consider return on average invested capital to be a meaningful indicator of how effectively and efficiently we use capital invested in our business.

•
“Adjusted” measures for (a) operating income, (b) operating margin, (c) effective tax rate, (d) diluted earnings per share, and (e) return on average invested capital. We provide these adjusted measures to identify the effect of the sale of Southern Comfort and Tuaca on reported income from operations and other key measures derived therefrom; this effect is expected not be part of our sustainable results or trends. These measures remove the effects of (a) the gain on sale, (b) those transaction-related costs not included in the gain on sale, and (c) operating activity related to the brands for the period subsequent to their divestiture (March and April in fiscal 2016). Tax effects on items (c), (d), and (e) are calculated consistent with the nature of the underlying transaction.

Our MD&A includes the following sections:
EXECUTIVE SUMMARY
Overview
Over the past several years, including fiscal 2016, we have made progress toward realizing the ambitions of our long-term strategy, which was first set forth in fiscal 2010 and has evolved along with our business since then. See “Item 1. Business – Strategy” for details. Here is a discussion of recent developments:

•
We have further developed the Jack Daniel’s family of brands through innovations designed to create new demand for products from the world’s foremost maker of American whiskey. These efforts resulted in the successful launch of Jack Daniel’s Tennessee Honey (JDTH), Jack Daniel’s Tennessee Fire (JDTF), and a series of ultra-premium-priced line extensions including Jack Daniel’s Sinatra Select, Jack Daniel’s No. 27 Gold Tennessee Whiskey, and several additions to the Jack Daniel’s Single Barrel Collection. At the same time, we have invested steadily in our core Jack Daniel’s Tennessee Whiskey (JDTW) brand to support its growth around the world.

We are partway through a multiyear production capacity expansion project for Jack Daniel's. In fiscal 2014, we completed construction of the Jack Daniel Cooperage in Decatur, Alabama. We announced a major expansion of our distilling capacity in August 2013, and we completed construction of a new distillery on our property in Lynchburg, Tennessee during the first quarter of fiscal 2016. The next stage of our expansion in Lynchburg will add bottling capacity and finished product warehousing, to be completed in the next few years.

•
The continued growth of the Jack Daniel’s family of brands is the most important measure of our progress toward becoming a global leader in whiskey. Woodford Reserve’s growth has also helped us move forward on this ambition, as this super-premium brand grew volume at a compound annual rate of approximately 25% from fiscal 2011 to fiscal 2016 – more than doubling its annual volume to approximately 500,000 nine-liter cases by the end of fiscal 2016. In June 2013, we announced a more than $35 million expansion at our Woodford Reserve Distillery to support our expected growth. During fiscal 2014, we completed a renovation of our visitors’ center at the Woodford Reserve Distillery, as visitors have increased over 20% since fiscal 2014 to almost 125,000 visitors in fiscal 2016. During fiscal 2016, we completed the construction of two new warehouses, and we entered into the second phase of a bottling expansion. In fiscal 2017, we expect to complete two new warehouses.

•
Brown-Forman was founded in 1870 with Old Forester, the world’s first bottled bourbon brand. Old Forester is attracting a new generation of fans, as it has grown net sales by approximately 20% annually since fiscal 2011, including growth of nearly 50% in fiscal 2016. We plan to leverage the current momentum of Old Forester and the favorable trends in American whiskey to reestablish Old Forester as an iconic bourbon brand. To support our ambition, we announced the construction of the Old Forester Distillery and visitors’ center in fiscal 2014, and in May 2015 purchased two historic buildings on Main Street in Louisville for its location. We began construction of the Old Forester Distillery in February 2016, and we expect to open late in 2017. We anticipate investing approximately $50 million in this project.

•
Over the past five years, we have divested certain businesses to enable better alignment of our resources with our long-term strategy. We divested our Hopland-based wine brands in 2011, leaving us with a portfolio primarily focused on spirits. Since then, we have pursued growth of our spirits portfolio mostly by organic means, with innovation playing a key role (see discussion below). In March 2016, we sold Southern Comfort and Tuaca to dedicate additional resources to opportunities with greater long-term growth prospects. See ‘‘Financial Highlights’’ below, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations,” and Note 15 to the accompanying financial statements for details about the financial impact of the sale of Southern Comfort and Tuaca.

•
In addition to our successful efforts to develop and introduce new products and line extensions for the Jack Daniel’s family of brands, we have pursued growth through innovation in the rest of our portfolio. Notable introductions have included Woodford Reserve Double Oaked (fiscal 2012) and Herradura Ultra (fiscal 2015). In April 2016, we announced plans to release our first new bourbon trademark in 20 years, Coopers’ Craft, in the summer of 2016 (fiscal 2017).

•
In June 2015 (fiscal 2016), we purchased all of the shares of Slane Castle Irish Whiskey Limited and announced plans to invest approximately $40 million to build a new distillery, construct warehouses, and develop a consumer experience on the historic Slane Castle Estate (in County Meath, about 30 miles north of Dublin). We plan to open the Slane Castle Whiskey Distillery and to introduce new Irish whiskeys in the spring of 2017, using high-quality whiskey purchased from other Irish distilleries and finished to Slane’s specifications while the whiskey made at the new Slane Distillery matures.

•
In June 2016 (fiscal 2017), we purchased The BenRiach Distillery Company Limited and, with it, three single malt Scotch whisky brands and distilleries – The GlenDronach, BenRiach, and Glenglassaugh. This purchase included other trademarks, a bottling plant, and The BenRiach Distillery Company Limited’s headquarters in Edinburgh, Scotland. We believe that these super-premium brands will provide us an immediate opportunity to participate in the growing single malt Scotch category and strengthen our portfolio’s long-term growth prospects in markets such as the United States, the United Kingdom, Taiwan, Germany, and in travel retail. We plan to build three new warehouses in fiscal 2017 to support the growth of these brands.

•
Our focus on the importance of the barrel in crafting whiskeys of the highest quality is perhaps unique in the industry. We believe we are the largest maker of new whiskey barrels in the world and, within the global spirits industry, only we own manufacturing facilities for new whiskey barrels. Our control over this critical input to the whiskey-making process gives us a competitive advantage – one that applies both to Jack Daniel’s and to our other aged spirits, including bourbons and tequilas today and – over time – Irish and Scotch whiskeys. For example, our barrel-making expertise enables us to introduce unique characteristics into our products, as we did with our successful recent innovation, Woodford Reserve Double Oaked. In addition, newly-introduced Coopers’ Craft bourbon was created to celebrate our more than 70 years of expertise raising barrels at the Brown-Forman Cooperage. While we expect it to benefit from a generally favorable craft spirits trend, we also believe that linking its identity to our distinctive barrel-making expertise will benefit Coopers’. As we progress toward becoming a global leader in whiskey, we will continue to take advantage of this source of differentiation for our existing portfolio and across the range of new opportunities.

•
Over the past several decades, we have pursued international growth both in larger, developed markets and in the emerging world. In recent years, our most visible progress has been the evolution of our RTC strategy in several key markets. We set up new distribution companies in three of our current top ten countries (Germany, France, and Turkey) and also in Brazil, a market that we believe is among our most promising long-term growth opportunities. In fiscal 2017, we plan to establish a new distribution company in Spain, which we expect to begin operating in fiscal 2018. We have added substantially to our employee base outside the United States, mostly in markets where we evolved our RTC strategy.

•
Our capital deployment initiatives have been focused on (1) enabling the expected future growth of our existing businesses through investments in our production capacity, innovation, and brand-building efforts for our existing portfolio; and (2) returning cash to our shareholders. From fiscal 2010 through 2016, we returned over $4.6 billion to our shareholders through $1.5 billion in regular quarterly dividends, $1.0 billion in two special dividends, and $2.1 billion in share repurchases.

Summary and Timing of Recent Developments

Fiscal year	PORTFOLIO	ROUTE-TO-CONSUMER	PRODUCTION

2011	Introduced Jack Daniel’s Tennessee Honey in Q4	Started distribution operations in Germany
	Sold Hopland-based wine brands and properties	Started distribution operations in Brazil
2012	Introduced Woodford Reserve Double Oaked	Started distribution operations in Turkey
Introduced Jack Daniel’s Winter Jack
2013	Introduced Jack Daniel’s Sinatra Select		Announced plans for the Jack Daniel Cooperage
	Introduced Jack Daniel’s Tennessee Rye Whiskey		Opened the Stevenson Mill
2014	Introduced Jack Daniel’s No. 27 Gold Tennessee Whiskey	Started distribution operations in France	Announced capacity expansion at the Woodford Reserve Distillery
	Introduced Jack Daniel’s Tennessee Fire (limited test)		Announced capacity expansion at the Jack Daniel Distillery
Opened the Jack Daniel Cooperage
2015	Introduced Herradura Ultra in Mexico in Q2		Announced plans for the Old Forester Distillery and bourbon experience
	Introduced Jack Daniel’s Tennessee Fire nationwide in the United States in Q4		Completed new barrel warehouses at Jack Daniel's and Woodford Reserve
Introduced Woodford Reserve Rye Whiskey
2016	Purchased Slane Castle Irish Whiskey Limited in Q1		Announced plans to construct a new distillery at Slane Castle in Ireland
	Sold Southern Comfort and Tuaca in Q4		Opened the Spencer Mill
2017	Announced Coopers’ Craft bourbon to be released in Q1
Purchased The BenRiach Distillery Company Limited in Q1

Fiscal 2016 Financial Highlights
Summary of Operating Performance Fiscal 2014 - 2016

				Reported Change		Underlying Change[1]
Fiscal year ended April 30	2014	2015	2016	2015 vs. 2014	2016 vs. 2015	2015 vs. 2014	2016 vs. 2015

Net sales	$3,946	$4,096	$4,011	4%	(2)%	6%	5%
Excise taxes	955	962	922	1%	(4)%	5%	6%
Cost of sales	913	951	945	4%	(1)%	7%	3%
Gross profit	2,078	2,183	2,144	5%	(2)%	7%	5%
Advertising	436	437	417	—%	(4)%	4%	2%
SG&A	686	697	688	2%	(1)%	4%	2%
Operating income	$971	$1,027	$1,533	6%	49%	9%	8%

Gross margin	52.7%	53.3%	53.4%	0.6pp	0.1pp
Operating margin	24.6%	25.1%	38.2%	0.5pp	13.1pp

Interest expense, net	$24	$25	$44	6%	70%
Effective tax rate	30.5%	31.7%	28.3%	1.2pp	(3.4)pp
Diluted earnings per share	$3.06	$3.21	$5.22	5%	63%
Return on average invested capital[2]	21.6%	22.0%	34.1%	0.4pp	12.1pp

1See “Non-GAAP Financial Measures” above for details on our use of “underlying changes,” including how we calculate these measures and why we think this information is useful to readers.
2See “Non-GAAP Financial Measures” above for details on our use of “return on average invested capital,” including how we calculate this measure and why we think this information is useful to readers.
On March 1, 2016, we sold our Southern Comfort and Tuaca brands and related assets to Sazerac Company, Inc. for $543 million in cash (subject to a post-closing inventory adjustment). The following table shows the impact of the sale of Southern Comfort and Tuaca on our operating results.
Sale of Southern Comfort and Tuaca

Fiscal year ended April 30, 2016	Reported	Sale of Southern Comfort and Tuaca[1]	Adjusted

Operating income	$1,533	$486	$1,047
Operating margin	38.2%	12.0%	26.2%
Effective tax rate	28.3%	(1.1)%	29.4%
Diluted earnings per share	$5.22	$1.76	$3.46
Return on average invested capital[2]	34.1%	11.1%	23.0%

1See “Non-GAAP Financial Measures” above for details on the sale of Southern Comfort and Tuaca. The $486 million adjustment above includes the sum of: (a) the $485 million gain on the sale of Southern Comfort and Tuaca, (b) those transaction-related costs not included in the gain on sale, and (c) operating activity related to the brands for the period subsequent to their divestiture (March and April in fiscal 2016).
2See “Non-GAAP Financial Measures” above for details on our use of “return on average invested capital,” including how we calculate this measure and why we think this information is useful to readers.
In fiscal 2016, we delivered net sales of $4.0 billion, a decrease of 2% compared to fiscal 2015, but an increase of 5% on an underlying basis; operating income of $1.5 billion, an increase of 49% compared to fiscal 2015, or 8% on an underlying basis;

and, diluted earnings per share of $5.22, or $3.46 after removing the $1.76 impact of the sale of Southern Comfort and Tuaca. We improved our operating margin in fiscal 2016, as we added 1.1 percentage points from our continuing business and 12.0 percentage points attributed to the sale of Southern Comfort and Tuaca. Our operating results were driven largely by the gain on the sale of our Southern Comfort and Tuaca businesses, as well as the continued growth of our American whiskey portfolio, led by the Jack Daniel’s family of brands. From a geographic perspective, the United States and our developed international markets led the growth, while emerging markets grew more slowly compared to fiscal 2015, and our business in the travel retail channel declined. Foreign exchange negatively affected our reported operating results as the U.S. dollar strengthened compared to most foreign currencies.
In fiscal 2016, our return on average invested capital improved to 34.1% driven by the sale of Southern Comfort and Tuaca. Excluding the effect of the sale of Southern Comfort and Tuaca, adjusted return on average invested capital increased to 23.0%, despite capital spending of $108 million and increased working capital related to our maturing whiskey inventory. Also during fiscal 2016, we returned $1.4 billion in cash to our shareholders through dividend payments of $266 million and share repurchases of $1.1 billion while maintaining investment-grade credit ratings.
Outlook
Looking ahead to fiscal 2017, we are optimistic about our prospects for net sales and operating income growth, and we expect to make further progress toward our strategic ambitions. We describe below the trends, developments, and uncertainties that we expect to affect our business.

•
Favorable global whiskey trends. The markets for American, Irish, and single malt Scotch whiskey are growing faster than total distilled spirits globally, and premium whiskey is among the best-performing components of the broader whiskey category.[1] We face strong competition, and the size of the opportunity is bringing new entrants to the market. Even so, we believe that our whiskey brands are poised to benefit from this trend, including JDTW, Gentleman Jack, Woodford Reserve, Old Forester, Slane, and our newly acquired Scotch whisky brands (The GlenDronach, BenRiach, and Glenglassaugh). Furthermore, we believe that we are well positioned to access emerging growth opportunities driven by consumer trends affecting these categories, including increased interest in luxury, craft, and small-batch whiskeys. We should benefit from these trends with our existing portfolio of American whiskeys, Slane, and the newly acquired single malt Scotch whiskeys. In addition, we expect that Coopers’ Craft, our new bourbon to be introduced in the summer of 2016, will further allow us to benefit from favorable premium whiskey trends.

•
Growing competitive intensity of flavored whiskeys. Flavored whiskey continues to be the fastest-growing component of the whiskey category[1], and we have participated fully in this market opportunity through our successful introductions of both JDTH and JDTF. Competition in the flavored whiskey category has intensified recently as industry participants seek to capitalize on the trend through sequential new product introductions. Our strategy has been to limit our flavored whiskey portfolio while investing to build JDTH and JDTF as sustainable growth brands in the United States and to expand both brands internationally. We believe that our strategy will allow us to benefit from this trend in a manner compatible with the long-term value of the Jack Daniel’s brand, but we may forgo growth opportunities in the nearer term. Because we essentially concluded the global rollout of JDTH in fiscal 2015, its growth slowed in fiscal 2016; however, we expect it will continue to be an important contributor to our growth in fiscal 2017. We launched JDTF in the United States in fiscal 2015 and then tested it in a few international markets in fiscal 2016. We will continue to roll out JDTF globally in fiscal 2017, and we expect it to continue to be an important contributor to our growth.

•
Challenging pricing environment. During fiscal years 2013 and 2014, and to a lesser extent in fiscal 2015 and 2016, our operating results have benefited from price increases for several of our brands, including, most importantly, JDTW. Looking ahead, we anticipate volume will be the more significant driver of growth compared to the last few years. We have not raised prices generally in international markets in response to the strengthened U.S. dollar, but we have recently increased prices in higher-inflation economies including Russia, Turkey, Brazil, and certain other markets. In many emerging markets, and for many of our travel retail customers around the world, we price our products in dollars. As foreign currencies generally weakened in fiscal 2015 and 2016, we believe that lower purchasing power in dollar terms of emerging-market consumers has dampened demand for our products; we do not expect improvement in fiscal 2017. In fiscal 2017, we expect lower prices for our used barrels as a result of weaker demand from blended Scotch industry buyers.

[1] The IWSR, 2015 data.

•
Uncertain increase in costs of sales. We expect that freight, logistics, and raw materials costs will generally increase in the low single digits during fiscal 2017. Our cost of sales are somewhat sensitive to variation in prices of certain commodities, including prices of corn, natural gas, oil, and wood used in our barrels, among others. In addition, we have been investing in our production capacity over the last four years at more than twice the rate of historical capital expenditure investment, which will also contribute to rising costs as we depreciate these investments.

Wood barrels are an essential input to our whiskeys. We believe that manufacturing our own barrels ensures both high quality and consistent, timely availability for our whiskey distilleries. In addition to our cooperages, where we assemble finished barrels, we manufacture wood staves and headings at four mills. Higher demand and lower supply in the market for wood inputs (American white oak logs and barrel components, such as wood staves and headings), have resulted in higher prices from time to time. While many factors drive demand, among these is the recent, sustained rise in the popularity of American whiskey. While American white oak is not in short supply, we believe that market forces have led to higher prices of wood inputs, which we expect will lead to higher costs for our barreled whiskey.

•
Uncertain impact of excise taxes and government regulations restricting trade in spirits and wine. From time to time, governments increase excise taxes or duties on spirits and introduce other regulatory measures that either restrict our ability to sell and market our brands or raise the cost of our doing so. For example, Brazil increased excise taxes in December 2015, and we expect that the increase will weaken our results there due to the higher costs of our products to consumers combined with current local economic trends. In fiscal 2016, our business was also disrupted by regulatory measures in certain countries, most notably Indonesia. In fiscal 2017, we are aware of several enacted (or proposed and likely-to-be-enacted) excise tax increases. Whenever practicable, we increase our prices to the extent of those tax increases. We do not believe that any one known or expected excise tax increase will have a significant negative effect on our results, nor do we expect that they collectively will. But because excise tax increases can lead to inflation in consumer prices, the cumulative effect over time in a given market could soften demand for our products.

•
Emerging-market uncertainty. During fiscal 2016, we grew underlying net sales in emerging markets, led by the Jack Daniel’s family of brands. While our competition reported a general slowdown or declines in emerging markets, we grew, but our rate of growth slowed. In fiscal 2016, we experienced challenges in Russia and Southeast Asia, and looking ahead to fiscal 2017, we are cautious about our growth outlook in emerging markets given the geopolitical uncertainty in Brazil, Turkey, and Russia. These three countries have contributed to our growth from emerging markets in recent years. Looking beyond the current challenges, we believe that emerging markets will be important to our sustained, long-term growth potential, and we remain committed to developing our business there.

•
Foreign currency headwinds anticipated to continue. The more we expand our business globally, the more exchange rate fluctuations relative to the U.S. dollar influence our financial results. We sell more in local currencies than we purchase – for example, Jack Daniel’s Tennessee Whiskey can be distilled only in Tennessee. Accordingly, we have a net negative exposure to a strengthening U.S. dollar relative to other currencies. Additionally, the U.S. dollar is the functional currency for most of our consolidated operations. Our reported results were significantly affected in fiscal 2016 by negative foreign exchange due to the strength of the U.S. dollar, and we anticipate our fiscal 2017 results will be negatively affected as well. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for more information about foreign exchange and our business.

We believe that we are well positioned to take advantage of the opportunities and to address the challenges related to the trends and uncertainties noted above. However, we may not succeed in taking full advantage of these opportunities, and any of these challenges could have a material adverse effect on our business.
See ‘‘Item 1A. Risk Factors’’ for details about risks and uncertainties that could affect our business or results.

RESULTS OF OPERATIONS – FISCAL 2016 MARKET HIGHLIGHTS
The following table shows net sales results for our ten largest markets, summarized by geographic area, for fiscal 2016, compared to fiscal 2015. We discuss the most significant changes in net sales for each geography.
Top 10 Markets - Percentage of Fiscal 2016 Total Net Sales and Fiscal 2016 Net Sales Growth by Geographic Area

		Net Sales[1] % Change vs. 2015
Markets	% of Fiscal 2016 Net Sales	Reported	Sale of Southern Comfort and Tuaca	Foreign Exchange	Net Chg in Est. Distributor Inventories	Underlylng
United States	46%	3%	1%	—%	1%	6%
Europe	31%	(2)%	—%	10%	(3)%	6%
United Kingdom	10%	5%	1%	3%	—%	9%
Germany	5%	(1)%	—%	7%	—%	7%
Poland	3%	(12)%	—%	13%	—%	1%
France	3%	6%	—%	8%	—%	13%
Turkey	2%	(2)%	—%	19%	—%	17%
Russia	1%	(26)%	—%	43%	(33)%	(17)%
Rest of Europe	7%	(5)%	—%	11%	(4)%	2%
Australia	9%	(12)%	—%	14%	—%	2%
Other	14%	(10)%	—%	12%	2%	3%
Mexico	5%	(11)%	—%	18%	—%	6%
Canada	1%	(1)%	—%	12%	(4)%	7%
Rest of Other	8%	(11)%	—%	8%	3%	—%
Total	100%	(2)%	1%	6%	—%	5%
Note: Totals may differ due to rounding

1See “Non-GAAP Financial Measures” above for details on our use of “underlying change” in net sales, including how we calculate this measure and why we think this information is useful to readers.

The United States, our largest and most important market, accounted for 46% of our reported net sales in fiscal 2016 and 43% of net sales in fiscal 2015. In fiscal 2016, reported net sales in the United States grew 3%, while underlying net sales increased 6%, after adjusting for (a) the negative effect of the absence of normal revenues in March and April following the sale of Southern Comfort and Tuaca and (b) the negative year-over-year effect of distributors’ inventory buy-ins related to the launch of JDTF at the end of fiscal 2015. The growth in underlying net sales was driven by the Jack Daniel’s family of brands, including higher volumes for JDTF, following its launch in the fourth quarter of fiscal 2015, and for JDTW. Volume gains for Woodford Reserve also contributed to the underlying net sales growth, while lower volumes from Southern Comfort (before we sold the brand) and Canadian Mist partially offset these gains. Overall, we believe our brands grew market share in fiscal 2016 in both the on-premise and off-premise channels.
Europe accounted for 31% of our net sales in both fiscal 2016 and fiscal 2015. For fiscal 2016, reported net sales in Europe were down 2%, while underlying net sales were up 6%, after adjusting for the negative effect of foreign exchange and the positive effect of a net increase in distributor inventories in Russia. The growth in underlying net sales was driven by gains in the United Kingdom, France, Germany, and Turkey, partially offset by declines in Russia.

•
In the United Kingdom, underlying net sales growth was driven by the Jack Daniel’s family of brands, led by volume growth for JDTW reflecting strong consumer demand, volume growth for JD RTDs, and the test market introduction of JDTF.

•	In Germany, underlying net sales growth was primarily driven by higher volumes of JDTW. Volume growth of JDTH and JD RTDs also contributed.

•	In Poland, volume gains for JDTW led underlying net sales growth, partially offset by a decline in volume of a lower-margin brand that we discontinued in fiscal 2016.

•
In France, underlying net sales growth was primarily driven by higher volumes for JDTW and JDTH, as the Jack Daniel’s family of brands continued to gain market share in the world’s third largest whiskey market.

•	In Turkey, price increases, higher volumes, and a beneficial channel mix for JDTW drove underlying net sales growth.

•
In Russia, volume declines for both Finlandia and JDTW were responsible for the decrease in underlying net sales. We believe that our results in this market were driven by factors common to all premium spirits companies – namely, challenging economic conditions and consumer trends toward less expensive, local products.

Australia accounted for 9% of our net sales in fiscal 2016, down from 11% in fiscal 2015. In fiscal 2016, reported net sales were down 12%, but underlying net sales were up 2% after adjusting for the negative effect of a weaker Australian dollar. Underlying net sales growth was driven by the Jack Daniel’s family of brands, led by volume gains for JD RTDs and JDTW, as well as the introduction of JDTF late in the fiscal year.
Net sales for our other markets constituted 14% of our total net sales in fiscal 2016, down from 15% in fiscal 2015. Reported net sales were down 10% in fiscal 2016, but underlying net sales were up 3% after adjusting reported results for the negative effect of a stronger U.S. dollar and the negative impact of a net decrease in distributor inventories. The increase in underlying net sales was led by Mexico, Brazil, and sub-Saharan Africa. Decreased volume in travel retail and Southeast Asia partially offset the overall growth in this grouping.

RESULTS OF OPERATIONS – FISCAL 2016 BRAND HIGHLIGHTS
The following table highlights the worldwide results of our largest brands for fiscal 2016, compared to the results for fiscal 2015. We discuss results of the brands most affecting our performance below the table.
Major Brands Worldwide Results for Fiscal 2016[1]

	Depletion Volume				Net Sales % Change vs. 2015
Brand family / brand	Nine-Liter Cases (Millions)	% Change vs. 2015	Drinks Equivalent (Millions)	% Change vs. 2015	Reported	Foreign Exchange	Net Chg in Est. Distributor Inventories	Underlying
Jack Daniel’s Family	22.3	5%	15.7	5%	(1%)	6%	1%	6%
Jack Daniel’s Tennessee Whiskey	12.3	3%	12.3	3%	(1%)	6%	(1%)	4%
Jack Daniel’s Tennessee Honey	1.5	8%	1.5	8%	—%	5%	4%	9%
Other Jack Daniel’s whiskey brands[2]	1.2	30%	1.2	30%	11%	5%	12%	28%
Jack Daniel’s RTDs/RTP[3]	7.3	4%	0.7	4%	(7%)	11%	—%	4%
New Mix RTDs	5.9	14%	0.6	14%	2%	20%	—%	23%
Finlandia	3.0	(12%)	3.0	(9%)	(16%)	13%	(2%)	(5%)
Canadian Mist	1.3	(11%)	1.3	(11%)	(10%)	—%	(1%)	(11%)
El Jimador	1.1	(4%)	1.1	(4%)	(5%)	9%	1%	5%
Woodford Reserve	0.5	26%	0.5	26%	29%	2%	(3%)	28%
Herradura	0.4	6%	0.4	6%	—%	11%	1%	13%
Note: Totals may differ due to rounding

1See “Non-GAAP Financial Measures” above for details on our use of “underlying change” in net sales, including how we calculate this measure and why we think this information is useful to readers; see “Volume and Depletions” above for definitions of volume measures presented here.
2In addition to the brands separately listed here, the Jack Daniel’s family of brands includes Gentleman Jack, Jack Daniel’s Single Barrel Collection, Jack Daniel’s Sinatra Select, Jack Daniel’s No. 27 Gold Tennessee Whiskey, Jack Daniel’s 1907 Tennessee Whiskey, Jack Daniel’s Tennessee Rye Whiskeys, and Jack Daniel’s Tennessee Fire.
3Jack Daniel’s RTD and RTP products include all RTD line extensions of Jack Daniel’s, such as Jack Daniel’s & Cola, Jack Daniel’s & Diet Cola, Jack & Ginger, Jack Daniel’s Country Cocktails, Gentleman Jack & Cola, and the seasonal Jack Daniel’s Winter Jack RTP.

In fiscal 2016, the Jack Daniel’s family of brands grew volumes 5% globally to nearly 16 million drinks-equivalent nine-liter cases across all expressions of the brand. Underlying net sales for the family of brands increased 6% (reported declined 1%) and was the most significant contributor to our total underlying net sales growth. In fiscal 2016, JDTW led the family of brand’s overall global growth, followed by (a) JDTF, which we introduced in the United States nationwide in the fourth quarter of fiscal 2015 and rolled out in select international markets in fiscal 2016; and (b) JDTH, which declined slightly in the United States but grew in most other markets.

Jack Daniel’s Tennessee Whiskey generates a significant percentage of our total net sales, and it is our top priority. As the world’s fourth-largest premium spirits brand measured by both volume and retail value,1 JDTW is one of the most valuable spirits brands in the world. During calendar 2015, JDTW grew volume for a 24th consecutive year and outpaced the average volume growth rate of the top 25 premium spirits brands1 – an achievement that underscores our belief in the brand’s long-term appeal and sustainable growth potential. JDTW grew volumes 3% globally in fiscal 2016, down from its 4% growth rate in fiscal 2015. JDTW underlying net sales grew 4% (reported declined 1%) led by the United States, the United Kingdom, Turkey, Germany, and France. These increases were partially offset by declines in travel retail and a slowdown in growth in emerging markets, driven by declines in Southeast Asia and Russia.
Since its introduction in late fiscal 2011, Jack Daniel’s Tennessee Honey has contributed significantly to our net sales growth. We estimate that JDTH is now the 13th largest brand in the world priced over $25 per 750ml bottle.2 In fiscal 2016, JDTH grew volumes by 8%, down from its 29% growth rate last year. A slowing growth rate was expected, considering that we essentially completed the international rollout of JDTH in fiscal 2015. JDTH grew underlying net sales 9% (reported were flat) driven by higher volumes in Brazil and France, and, to a lesser extent, growth in the United Kingdom, Germany, and Czech Republic. These gains were partially offset by declines in the United States, where takeaway trends weakened due to increased competition.
Among our Other Jack Daniel’s whiskey brands, the most significant contributor to underlying net sales growth was JDTF, launched nationally in the United States at the end of fiscal 2015 and rolled out to select international markets in fiscal 2016, including the United Kingdom (test market), Czech Republic, and Australia (introduced late in fiscal 2016). JDTF was designated as an Impact “Hot Brand”3 in its first calendar year. JDTF contributed over 20% of the underlying net sales growth delivered by the Jack Daniel’s family of brands in fiscal 2016.
The Jack Daniel’s RTDs/RTPs brands grew volume 4% and underlying net sales 4% (reported declined 7%) in fiscal 2016. JD RTDs underlying net sales growth was driven by volume gains in the United Kingdom, Australia, Mexico, and Germany. These gains were partially offset by declines for Jack Daniel’s Winter Jack.
In fiscal 2016, New Mix volumes increased 14%, while underlying net sales growth of 23% (reported increased 2%) was helped by a price increase. Growth was helped by low trade inventories at the beginning of fiscal 2016, as well as by higher takeaway trends relative to fiscal 2015, new size offerings, and distribution expansion within Mexico.
In fiscal 2016, Finlandia volumes declined 12%, while underlying net sales were down 5% (reported declined 16%). The decline in underlying net sales was driven predominantly by lower volumes in travel retail and Russia. In Poland, the brand’s largest market, Finlandia grew modestly compared to last year, but continued to suffer from generally weak consumer demand for premium vodkas in this competitive marketplace. In addition, Finlandia RTDs were discontinued in Mexico.
Canadian Mist volumes declined 11% while underlying net sales also decreased 11% (reported declined 10%) in fiscal 2016. The net sales declines were driven by lower volumes in the United States. In fiscal 2017, we plan to introduce new packaging and related marketing programs in an effort to stabilize the brand.
el Jimador volumes declined 4% in fiscal 2016, but underlying net sales were up 5% (reported declined 5%). Underlying net sales growth was driven by higher volumes in the United States, partially offset by volume declines in Mexico. We expected short-term volume declines in Mexico, as we decided to begin raising prices strategically in fiscal 2015. el Jimador continued to grow market share in the United States, its largest market, and returned to Impact’s “Hot Brands” list3 in calendar 2015. In the rest of the world, el Jimador grew volumes more than 15% to surpass 200,000 nine-liter cases.
Woodford Reserve grew volumes 26% in fiscal 2016 (after growing 30% in fiscal 2015 and 24% in fiscal 2014) and was named to Impact’s “Hot Brands” list3. In addition, underlying net sales grew 28% (reported increased 29%) in fiscal 2016. The United States is by far the brand’s most important market and was responsible for most of its growth during fiscal 2016. Woodford Reserve continued its momentum outside the United States as well, growing volumes 33%, driven by the United Kingdom. During fiscal 2016, we increased our advertising investment in Woodford Reserve both in the United States and internationally. Woodford Reserve led a fast-growing competitive set of super-premium American whiskeys, and we believe it is poised for continued growth as interest in bourbon increases around the world. We plan to devote substantial resources to Woodford Reserve to support its growth potential, including sustained advertising investment focused on consumer communications and capital spending for two new warehouses in fiscal 2017.

[1]Based on industry statistics published by Impact Databank, a well-known U.S. trade publication, in March 2016.
[2]The IWSR, 2015 data.
[3]Impact Databank published the Impact’s “Hot Brands - Spirits” list in March 2016.

In fiscal 2016, Herradura volumes grew 6% and underlying net sales were up 13% (reported were flat). This growth was driven primarily by improved price/mix and increased volumes in the brand’s largest markets, Mexico and the United States. We remain focused on developing Herradura in the United States (where we see considerable potential for growth), strengthening our position in Mexico, and continuing to build our presence in higher-value tequila markets throughout the world.

RESULTS OF OPERATIONS – YEAR-OVER-YEAR COMPARISONS
NET SALES

Percentage change versus the prior fiscal year ended April 30		2016		2015
Change in reported net sales		(2)%		4%
Sale of Southern Comfort and Tuaca		1%		—%
Foreign exchange		6%		3%
Estimated net change in distributor inventories		—%		(1)%
Change in underlying net sales		5%		6%

Change in underlying net sales attributed to:
Volume	1%		4%
Net price/mix	4%		3%
Note: Totals may differ due to rounding
Fiscal 2016 compared to Fiscal 2015
Net sales of $4,011 million decreased 2%, or $85 million, in fiscal 2016 compared to fiscal 2015. Underlying net sales growth was 5%, after adjusting reported results for the negative effects of foreign exchange and the sale of Southern Comfort and Tuaca. The negative effect of foreign exchange was driven primarily by the dollar’s broad strengthening against most currencies. The change in underlying net sales was driven by the 4% positive impact of price/mix and 1% volume growth. Improved price/mix was driven by a shift in sales out of lower-priced brands, most notably Finlandia and Canadian Mist, to higher-priced brands, led by the Jack Daniel’s family of brands and Woodford Reserve.
The primary factors contributing to growth in underlying net sales were:

•	broad-based, consumer-oriented growth of JDTW volumes, led by the United States, the United Kingdom, Germany, France, Mexico, and Poland, and beneficial channel mix in Turkey;

•	launch of JDTF in the United States, the United Kingdom (test market), Czech Republic, and Australia (introduced late in fiscal 2016);

•
growth of our tequila brands led by (1) higher volumes of New Mix in Mexico, (2) higher prices and volumes of Herradura in Mexico and the United States, and (3) higher volumes of el Jimador in the United States;

•	volume growth of Woodford Reserve in the United States;

•	broad-based volume growth of JDTH outside the United States, led by Brazil and France; and

•	higher volumes of JD RTDs in the United Kingdom and Australia.
The primary factors partially offsetting growth in underlying net sales were:

•	broad-based declines of Finlandia in Europe, most notably in Russia;

•	volume declines for lower-margin brands that we discontinued in fiscal 2016 and for lower-margin agency brands that we no longer distribute;

•	declines in Southern Comfort in the United States before we sold it;

•	volume declines of el Jimador in Mexico; and

•	volume declines of JDTW in Russia.
Fiscal 2015 compared to Fiscal 2014
Net sales of $4,096 million increased 4%, or $150 million, in fiscal 2015 compared to fiscal 2014. Underlying net sales growth was 6%, after adjusting reported results for the negative effect of foreign exchange and the estimated net increase in distributor inventories. The negative effect of foreign exchange, after taking into consideration our hedging activities, was driven primarily by weaker European currencies. The estimated net increase in distributor inventories resulted from distributor buy-ins related to the nationwide rollout of Jack Daniel’s Tennessee Fire in the United States and the year-over-year effect of our January 2014 RTC change in France. In fiscal 2014, our former distributor in France fully depleted inventories of our brands during November and December – during which time there were essentially no shipments – before we began selling directly to customers in France in January 2014. Going forward, we will not adjust France’s underlying results for changes in distributor inventories because fiscal 2015 fully reflected owned distribution. The change in underlying net sales was driven by the 4% positive impact of volume growth and the 3% positive impact of price/mix due to favorable whiskey portfolio mix driven by the growth of higher-priced brands.
The primary factors contributing to growth in underlying net sales were:

•
broad-based, consumer-oriented growth of JDTW volumes, led by (1) the United States; (2) several large European markets, including Turkey, the United Kingdom, and Ukraine; and (3) Brazil, despite worsening economic trends;

•	Jack Daniel’s family of brands in France, driven by volume growth and higher pricing related to the RTC change;

•
JDTH volume growth, led by increases in existing markets, including the United States, the United Kingdom, and the Czech Republic, and by volumes in recent launch markets, including France (launched at the end of fiscal 2014) and Brazil;

•	volume growth from the nationwide launch of Jack Daniel’s Tennessee Fire in the United States in the fourth quarter of fiscal 2015;

•	volume growth of Woodford Reserve in the United States;

•	better mix in our tequila portfolio with the launch of Herradura Ultra and price increases for el Jimador in Mexico; and

•	higher prices for our used barrel sales driven by higher demand from makers of Scotch whisky and other aged spirits.
The primary factors partially offsetting growth in underlying net sales were:

•
declines in Finlandia Vodka, driven predominantly by Poland, where year-over-year volumes declined due to a buy-in in advance of a significant excise tax increase and weaker consumer demand during fiscal 2015;

•	lower volumes for the Southern Comfort family of brands, primarily in the United States, driven by weaker demand in the on-premise channel; and

•	lower volumes of Jack Daniel’s RTDs in Australia, driven by weaker consumer demand for spirits and spirit-based RTDs and by increased competition.
COST OF SALES

Percentage change versus the prior fiscal year ended April 30		2016		2015
Change in reported cost of sales		(1)%		4%
Sale of Southern Comfort and Tuaca		—%		—%
Foreign exchange		4%		3%
Estimated net change in distributor inventories		—%		—%
Change in underlying cost of sales		3%		7%

Change in underlying cost of sales attributed to:
Volume	1%		4%
Cost/mix	2.4%		3%
Note: Totals may differ due to rounding
Fiscal 2016 compared to Fiscal 2015
Cost of sales of $945 million decreased $6 million, or 1%, in fiscal 2016 compared to fiscal 2015. Underlying cost of sales grew 3% after adjusting reported costs for the positive effect of foreign exchange. About one-third of the underlying increase in costs of sales was driven by growth in sales volumes, while the other two-thirds related to higher input costs, including wood and grain, and a shift in product mix to higher-cost brands. Looking ahead to fiscal 2017, we expect that input costs will increase in the low single digits.

Fiscal 2015 compared to Fiscal 2014
Cost of sales of $951 million increased $38 million, or 4%, in fiscal 2015 compared to fiscal 2014. Underlying cost of sales grew 7% after adjusting reported costs for the positive effect of foreign exchange. About half of the underlying increase in costs of sales was driven by growth in sales volumes, while the other half related to higher input costs, including additional value-added packaging expenses and, to a lesser extent, a shift in product mix to higher-cost brands, compared to the prior year.
GROSS PROFIT

Percentage change versus the prior fiscal year ended April 30	2016	2015
Change in reported gross profit	(2)%	5%
Sale of Southern Comfort and Tuaca	1%	—%
Foreign exchange	6%	3%
Estimated net change in distributor inventories	—%	(1)%
Change in underlying gross profit	5%	7%
Note: Totals may differ due to rounding
Fiscal 2016 compared to Fiscal 2015
Gross profit of $2,144 million decreased $39 million, or 2%, in fiscal 2016 compared to fiscal 2015. Gross profit on an underlying basis improved 5% after adjusting reported gross profit for the negative effects of foreign exchange and the sale of Southern Comfort and Tuaca. The increase resulted from the same factors that contributed to the increase in underlying net sales for the year.
Gross margin improved to 53.4% in fiscal 2016, up 10 basis points from 53.3% in fiscal 2015. The increase in gross margin was primarily due to a favorable mix shift.
Fiscal 2015 compared to Fiscal 2014
Gross profit of $2,183 million increased $105 million, or 5%, in fiscal 2015 compared to fiscal 2014. Gross profit on an underlying basis improved 7% after adjusting reported gross profit for the negative effects of foreign exchange and the estimated net increase in distributor inventories. The increase resulted from the same factors that contributed to the increase in underlying net sales for the year and was enhanced by the smaller combined increase in underlying excise taxes and cost of sales for the year.
Gross margin improved to 53.3% in fiscal 2015, up 60 basis points from 52.7% in fiscal 2014. The increase in gross margin was primarily due to higher pricing and a favorable mix shift.
ADVERTISING EXPENSES

Percentage change versus the prior fiscal year ended April 30	2016	2015
Change in reported advertising	(4)%	—%
Sale of Southern Comfort and Tuaca	2%	—%
Foreign exchange	5%	4%
Change in underlying advertising	2%	4%
Note: Totals may differ due to rounding
Fiscal 2016 compared to Fiscal 2015
Advertising expenses of $417 million decreased $20 million, or 4% in fiscal 2016 compared to fiscal 2015. Underlying advertising expenses increased 2% after adjusting reported results for the positive effects of foreign exchange and the sale of Southern Comfort and Tuaca. The increase in underlying advertising expenses was driven primarily by investments in the United States for Woodford Reserve, JDTW, and JDTF, as well as higher spending outside the United States on the Jack Daniel’s family of brands. These increases were partially offset by lower spending for Southern Comfort globally and Finlandia Vodka in many markets.

Fiscal 2015 compared to Fiscal 2014
Advertising expenses of $437 million increased $1 million in fiscal 2015 compared to fiscal 2014, essentially unchanged on a reported basis. Underlying advertising expenses increased 4% after adjusting reported results for the benefit of foreign exchange. The increase in underlying advertising expenses was driven primarily by (a) investments in United States related to the nationwide launch of JDTF, (b) higher spending on JDTW in the United States, and (c) higher spending outside the United States on the Jack Daniel’s family of brands. These increases were partially offset by lower spending for Southern Comfort and Finlandia in many markets.
SELLING, GENERAL, AND ADMINISTRATIVE (SG&A) EXPENSES

Percentage change versus the prior fiscal year ended April 30	2016	2015
Change in reported SG&A	(1)%	2%
Sale of Southern Comfort and Tuaca	—%	—%
Foreign exchange	4%	2%
Change in underlying SG&A	2%	4%
Note: Totals may differ due to rounding
Fiscal 2016 compared to Fiscal 2015
SG&A expenses of $688 million decreased $9 million, or 1%, in fiscal 2016 compared to fiscal 2015, while underlying SG&A grew 2% after adjusting reported results for the positive effect of foreign exchange. The most significant contributors to the year-over-year increase in underlying SG&A were higher compensation and related expenses.
Fiscal 2015 compared to Fiscal 2014
SG&A expenses of $697 million increased $11 million, or 2%, in fiscal 2015 compared to fiscal 2014, while underlying SG&A grew 4% after adjusting reported results for the favorable effect of foreign exchange. The most significant contributors to the year-over-year increase in underlying SG&A were higher compensation and related expenses due to higher salaries, additional employees in various markets, and a full year of costs related to employees added during fiscal 2014 for our new distribution company in France.
OPERATING INCOME

Percentage change versus the prior fiscal year ended April 30	2016	2015
Change in reported operating income	49%	6%
Sale of Southern Comfort and Tuaca	(46)%	—%
Foreign exchange	4%	6%
Estimated net change in distributor inventories	1%	(3)%
Change in underlying operating income	8%	9%
Note: Totals may differ due to rounding
Fiscal 2016 compared to Fiscal 2015
Operating income was $1,533 million in fiscal 2016, an increase of $506 million, or 49% compared to fiscal 2015. Underlying operating income growth was 8% after adjusting for (a) the positive effect of the sale of Southern Comfort and Tuaca; (b) the negative effect of foreign exchange related to the broad strengthening of the dollar; and (c) the estimated net decrease in distributor inventories, driven primarily by the absence of the pipeline fill in the United States associated with the nationwide rollout of JDTF in the fourth quarter of fiscal 2015. The same factors that contributed to the growth in underlying gross profit also contributed to the growth in underlying operating income, enhanced by a slower rate of growth in operating expenses.

Operating margin grew 13.1 percentage points to 38.2% in fiscal 2016 from 25.1% in fiscal 2015. The same factors that drove the increase in our gross margin benefited our operating margin, additionally enhanced by a slower rate of growth in operating expenses compared to the gross profit growth rate. The sale of Southern Comfort and Tuaca increased our operating margin 12.0 percentage points.
Fiscal 2015 compared to Fiscal 2014
Operating income was $1,027 million in fiscal 2015, an increase of $56 million, or 6%, compared to fiscal 2014. Underlying operating income growth was 9% after adjusting for (a) the estimated net increase in U.S. distributor inventories in anticipation of the nationwide rollout of JDTF, (b) the year-over-year effect of our January 2014 RTC change in France, and (c) the negative effect of foreign exchange, mostly related to weaker European currencies. Included in the negative effect of foreign exchange was $30 million in other expense (income), net, in fiscal 2015 related to the revaluation of foreign-currency-denominated net assets. The same factors that contributed to the growth in underlying gross profit also contributed to the growth in underlying operating income, enhanced by a slower rate of growth in operating expenses.
Operating margin grew 50 basis points to 25.1% in fiscal 2015 from 24.6% in fiscal 2014. The same factors that drove the increase in our gross margin benefited our operating margin, additionally enhanced by operating expenses, which grew at a slower rate than gross profit growth. These factors were partially offset by the negative effect of the revaluation of certain largely euro-denominated net assets.
Fiscal 2016 compared to Fiscal 2015
Interest expense (net) increased by $19 million, or 70%, in fiscal 2016 compared to fiscal 2015, primarily due to our June 2015 issuance of $500 million 4.50% senior unsecured notes due on July 15, 2045 and the increase in our commercial paper borrowing.
Our effective tax rate for fiscal 2016 was 28.3% compared to 31.7% in fiscal 2015. The decrease in our effective tax rate was driven primarily by an increase in the beneficial impact of foreign earnings and the impact of the sale of the Southern Comfort and Tuaca business.
Diluted earnings per share were $5.22 in fiscal 2016, up 63% from $3.21 for fiscal 2015. This increase resulted from (a) the same factors that contributed to the increase in operating income, including $1.76 from the sale of Southern Comfort and Tuaca, (b) the reduction in the shares outstanding resulting from share repurchases, and (c) the decrease in the effective tax rate.
Fiscal 2015 compared to Fiscal 2014
Our effective tax rate for fiscal 2015 was 31.7% compared to 30.5% in fiscal 2014. The effective tax rates include the amortization ($15 million in fiscal 2015 and $5 million in fiscal 2014) of a deferred tax benefit that resulted from the release of certain deferred tax liabilities in connection with an intercompany transfer of assets on January 31, 2014. The increase in our effective tax rate was driven primarily by the reduction in the beneficial impact of foreign earnings, partially offset by the increase in the amortization of this deferred tax benefit.
Diluted earnings per share were $3.21 in fiscal 2015, up 5% from $3.06 for fiscal 2014. This increase resulted from the same factors that contributed to the increase in operating income and the reduction in the shares outstanding resulting from share repurchases, partially offset by the increase in the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES
Our ability to generate cash from operations consistently is one of our most significant financial strengths. Our strong cash flows enable us to invest in our people, our brands, and our assets, pay dividends, make strategic acquisitions that we believe will enhance shareholder value, repurchase shares of common stock, and, from time to time, pay special dividends. Investment-grade credit ratings (A1 by Moody’s, A by Fitch, and A- by Standard & Poor’s) provide us with financial flexibility when accessing global credit markets. We believe cash flows from operations are sufficient to meet our expected operating and capital requirements.

CASH FLOW SUMMARY

(Dollars in millions)	2014	2015	2016
Operating activities	$649	$608	$524
Investing activities:
Proceeds from sale of business	—	—	543
Additions to property, plant, and equipment	(126)	(120)	(108)
Other	(1)	(5)	(2)
	(127)	(125)	433
Financing activities:
Net change in short-term borrowings	5	183	80
Net issuance (repayment) of long-term debt	(2)	—	240
Acquisition of treasury stock	(49)	(462)	(1,107)
Dividends paid	(233)	(256)	(266)
Other	(9)	4	(7)
	(288)	(531)	(1,060)
Foreign exchange effect	(1)	(19)	(4)
Change in cash and cash equivalents	$233	$(67)	$(107)
Fiscal 2016 compared to Fiscal 2015
Cash and cash equivalents declined $107 million in fiscal 2016, compared to a decline of $67 million in fiscal 2015. Cash provided by operations during fiscal 2016 was $524 million, compared to $608 million in the prior year. The $84 million decline was primarily due to a $55 million increase in income tax payments, largely reflecting a $125 million payment made during the fourth quarter of fiscal 2016 for the estimated taxes incurred on the sale of the Southern Comfort and Tuaca business, partially offset by the absence of $64 million paid during fiscal 2015 in connection with an intercompany transfer of assets. The decline in cash provided by operations also reflects a $14 million increase in interest payments, due to higher debt balances and interest rates.
Cash provided by investing activities was $433 million in fiscal 2016. The increase of $558 million over the prior year primarily reflects the proceeds of $543 million from the sale of the Southern Comfort and Tuaca business in fiscal 2016. Cash used for financing activities was $1,060 million during fiscal 2016, compared to $531 million for fiscal 2015. The $529 million increase largely reflects a $645 million increase in share repurchases and the repayment of $250 million in aggregate principal amount of 2.5% notes that matured in January 2016, partially offset by proceeds of $490 million from the issuance of 4.50% senior notes due 2045 issued in June 2015, and an $80 million increase in short-term borrowings. The impact on cash and cash equivalents as a result of exchange rate changes was a decline of $4 million in fiscal 2016, compared to a decline of $19 million in the prior fiscal year.
Fiscal 2015 compared to Fiscal 2014
Cash and cash equivalents declined $67 million in fiscal 2015, compared to an increase of $233 million in fiscal 2014. Cash provided by operating activities declined $41 million compared to fiscal 2014, primarily reflecting a $94 million increase in income tax payments, partially offset by higher earnings. Cash used for investing activities declined slightly, to $125 million in fiscal 2015 from $127 million in fiscal 2014. Cash used for financing activities was $531 million during fiscal 2015 compared to $288 million during fiscal 2014. The $243 million increase largely reflected a $413 million increase in share repurchases and a $23 million increase in dividends, partially offset by a $178 million increase in short-term borrowings. The impact on cash and cash equivalents as a result of exchange rate changes was a decline of $19 million in fiscal 2015, compared to a decline of $1 million in fiscal 2014.

Capital expenditures. Investments in property, plant, and equipment were $126 million in fiscal 2014, $120 million in fiscal 2015, and $108 million in fiscal 2016. Expenditures over the three-year period primarily included investments to maintain and expand capacity as well as improve production efficiency, reduce costs, and build our brands. Capital investments remained high in fiscal 2016, with continued spending on production operations representing approximately 80% of the total spend.
For fiscal 2017, we expect capital expenditures to range from $150 million to $200 million. Our capital spending plans for fiscal 2017 include continued investment in our whiskey strategy, led by an expansion of our bottling facilities at Jack Daniel’s. Capital spending will continue for the Old Forester Distillery, Woodford Reserve Distillery, and the Slane Castle Irish Whiskey Distillery. We also plan to expand warehousing for our newly acquired Scotch business. We expect capital expenditures in fiscal 2018 and fiscal 2019 to remain high as we complete several key, multiyear projects.
Share repurchases. We have repurchased approximately 18.3 million shares of our common stock since the beginning of fiscal 2014. The following table summarizes information about those share repurchases by period.

	Shares Purchased		Average Price Per Share, Including Brokerage Commissions		Total Cost of Shares
Period	Class A	Class B	Class A	Class B	(Millions)
May 1, 2013 – April 30, 2014	24,800	661,472	$68.03	$69.04	$47
May 1, 2014 – April 30, 2015	65,105	5,034,330	$90.21	$90.36	$461
May 1, 2015 – April 30, 2016	21,041	11,357,349	$95.43	$96.98	$1,104
May 1, 2016 – June 10, 2016	—	1,121,306	$—	$96.71	$108
	110,946	18,174,457			$1,720
We repurchased these shares under three separate repurchase programs, including one that began on April 1, 2016, and remains in progress. Under that one, we may repurchase up to $1 billion of our Class A and Class B common shares through March 31, 2017, subject to market and other conditions. We may repurchase those shares in open market purchases, block transactions, or privately negotiated transactions in accordance with federal securities laws. We can modify, suspend, or terminate this repurchase program at any time without prior notice. As of June 10, 2016, we have repurchased a total of 2,286,319 shares under this program for approximately $220 million, leaving $780 million available for additional repurchases through March 31, 2017.
The results of the three share repurchase programs are summarized in the following table.

				Average Price Per Share, Including		Total Spent on Stock Repurchase
Dates (1)		Shares Purchased		Brokerage Commissions		Program
Starting	Ending	Class A	Class B	Class A	Class B	(Millions)
October 2013	September 2014	47,463	2,861,626	$78.81	$86.08	$250
October 2014	March 2016	63,483	13,026,512	$91.80	$95.51	$1,250
April 2016	March 2017	—	2,286,319	$—	$96.19	$220
		110,946	18,174,457			$1,720
(1) For the stock repurchase program begun in April 2016, data is through June 10, 2016.

Liquidity. We continue to manage liquidity conservatively to meet current obligations, fund capital expenditures, maintain dividends, and continue share repurchases while reserving adequate debt capacity for acquisition opportunities.
In addition to our cash and cash equivalent balances, we have access to several liquidity sources to supplement our cash flow from operations. One of those sources is our $1.2 billion commercial paper program that we regularly use to fund our short-term credit needs and to maintain our access to the capital markets. During fiscal 2015, our commercial paper borrowings averaged $191 million, with an average maturity of 14 days and an average interest rate of 0.17%. During fiscal 2016, our commercial paper borrowings averaged $331 million, with an average maturity of 29 days and an average interest rate of 0.42%. Commercial paper outstanding was $183 million at April 30, 2015, and $269 million at April 30, 2016.
Our commercial paper program is supported with available commitments under our currently undrawn $800 million bank credit facility that matures on November 20, 2018, and undrawn $400 million 364-day credit facility that matures on May 5, 2017. Further, we believe that the markets for investment-grade bonds and private placements are accessible sources of long-term financing that could meet any additional liquidity needs. Although unlikely, under extreme market conditions, one or more participating banks may not be able to fully fund its commitments under our credit facility.

We have high credit standards when initiating transactions with counterparties, and we closely monitor our counterparty risks with respect to our cash balances and derivative contracts. If a counterparty’s credit quality were to deteriorate below our credit standards, we would expect either to liquidate exposures or require the counterparty to post appropriate collateral.
As of April 30, 2016, we had total cash and cash equivalents of $263 million. Of this amount, $220 million was held by foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We do not expect to need the cash generated by those foreign subsidiaries to fund our domestic operations. In the unforeseen event that we were to repatriate cash from those foreign subsidiaries, we would be required to provide for and pay U.S. taxes on permanently repatriated earnings. See Note 11 to our Consolidated Financial Statements for further information about the taxes that would have been provided on the undistributed earnings of these foreign subsidiaries if not considered indefinitely reinvested.
As announced on May 26, 2016, our Board of Directors declared a regular quarterly cash dividend of $0.34 per share on our Class A and Class B common stock. Stockholders of record on June 6, 2016, will receive the dividend on July 1, 2016.
On June 1, 2016, we acquired 90% of the voting equity interests in The BenRiach Distillery Company Limited for approximately $307 million in cash. The acquisition included our assumption of the company’s debts and transaction-related obligations totaling approximately $66 million, which we have since paid. We financed the transaction with a combination of cash on hand and short-term commercial paper borrowing. The transaction includes a put and call option agreement for the remaining 10% equity shares. Under that agreement, we may choose (or be required) to purchase the remaining 10% for approximately 24 million British pounds (approximately $34 million at the exchange rate on June 1, 2016) during the one-year period ending November 14, 2017.
We believe our current liquidity position is strong and sufficient to meet all of our future financial commitments. A quantitative covenant of our $800 million bank credit facility requires the ratio of consolidated EBITDA (as defined in the agreement) to consolidated interest expense to be at least 3 to 1. At April 30, 2016, with a ratio of 24 to 1, we were well within the covenant’s parameters. The $400 million 364-day credit facility has no quantitative covenant requirement.

OFF-BALANCE SHEET ARRANGEMENTS
As of April 30, 2016, we were not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations, or liquidity.
LONG-TERM OBLIGATIONS
We have long-term obligations related to contracts, leases, borrowing arrangements, and employee benefit plans that we enter into in the normal course of business (see Notes 4, 5, and 9 to our Consolidated Financial Statements). The following table summarizes the amounts of those obligations as of April 30, 2016, and the years when they must be paid:
LONG-TERM OBLIGATIONS1

(Dollars in millions)	Total	2017	2018-2019	2020-2021	After 2021
Long-term debt	$1,250	$—	$250	$—	$1,000
Interest on long-term debt	950	40	77	75	758
Grape purchase obligations	20	10	7	2	1
Operating leases	46	18	18	7	3
Postretirement benefit obligations[2]	33	33	n/a	n/a	n/a
Agave purchase obligations[3]	2	n/a	n/a	n/a	n/a
Total	$2,301	$101	$352	$84	$1,762

[1]	Excludes liabilities for tax uncertainties, as we cannot reasonably predict the ultimate amount or timing of settlement.

[2]
As of April 30, 2016, we have unfunded pension and other postretirement benefit obligations of $360 million. Because we cannot determine the specific periods in which those obligations will be funded, the table above reflects no amounts related to those obligations other than the $33 million of expected contributions (including $26 million of expected discretionary contributions) in fiscal 2017.

[3]
As discussed in Note 4 to our Consolidated Financial Statements, we have obligations to purchase agave, a plant whose sap forms the raw material for tequila. As of April 30, 2016, based on current market prices, obligations under these contracts totaled $2 million. Because we cannot determine the specific periods in which those obligations will be paid, the above table reflects only the total related to those obligations.

We expect to meet these obligations with internally generated funds or issuance of debt.

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
We assess our goodwill and other indefinite-lived intangible assets for impairment at least annually. If an asset’s fair value is less than its book value, we write it down to its estimated fair value. For goodwill, if the book value of the reporting unit exceeds its estimated fair value, we measure for potential impairment by comparing the implied fair value of the reporting unit’s goodwill, determined in the same manner as in a business combination, to the goodwill’s book value. We estimate the reporting unit’s fair value using discounted estimated future cash flows or market information. We typically estimate the fair value of a brand name using the “relief from royalty” method. We also consider market values for similar assets when available. Considerable management judgment is necessary to estimate fair value, including making assumptions about future cash flows, discount rates, and royalty rates.
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
The assets, obligations, and assumptions used to measure pension and retiree medical expenses are determined at the beginning of the year (“measurement date”). Because obligations are measured on a discounted basis, the discount rate is a significant assumption. It is based on interest rates for high-quality, long-term corporate debt at each measurement date. The expected return on pension plan assets reflects expected capital market returns for each asset class that are based on historical returns, adjusted for the expected effects of diversification and active management (net of fees) of the assets. The other assumptions also reflect our historical experience and management’s best judgment regarding future expectations.
We review our assumptions on each annual measurement date. As of April 30, 2016, we have decreased the weighted-average discount rate for pension obligations from 4.09% to 4.02%, and for other postretirement benefit obligations from 4.09% to 3.96%. Our expected return on plan assets of 7.0% has not changed. Using these assumptions, we estimate our pension and postretirement benefit expense for fiscal 2017 will be approximately $47 million, compared to $51 million for fiscal 2016. A decrease/increase of 25 basis points in the assumed discount rate would increase/decrease the fiscal 2017 expense by approximately $3 million. A decrease/increase of 25 basis points in the assumed return on plan assets would increase/decrease the fiscal 2017 expense by approximately $2 million.
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
Years can elapse before we can resolve a particular matter for which we have established a tax liability. Although predicting the final outcome or the timing of resolution of any particular tax matter can be difficult, we believe our liabilities reflect the likely outcome of known tax contingencies. Unfavorable settlement of any particular issue could require use of our cash. Conversely, a favorable resolution could result in reduced cash tax payments, the reversal of previously established liabilities, or some combination of these results, which could reduce our effective tax rate.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Risk Management Framework
Success in business requires risk taking. Only by taking risks can we seize opportunities that will enhance brand performance and improve earnings, but we must balance risk and reward appropriately. Our enterprise risk management process is intended to ensure that we take risks knowingly and thoughtfully and that we balance risks and potential rewards appropriately. Our integrated enterprise risk management framework is designed to identify, evaluate, communicate, and appropriately mitigate risks across our operations. Within this framework:

•
Our Board of Directors is responsible for overseeing our enterprise risk assessment and mitigation processes and procedures. The Board itself oversees some strategic enterprise risks and delegates responsibility for other risks to committees that report to the Board regularly on risks within their purview, and to management.

◦	The Audit Committee oversees policies and processes related to enterprise risk management, compliance with legal and regulatory requirements, and financial reporting and accounting control risks.

◦	The Compensation Committee periodically reviews our compensation policies and practices to assess whether they could lead to unnecessary risk taking.

•
Our Risk Committee, composed of managers from an array of levels, functions, and geographies, reports to the Board at least annually. It leads our enterprise risk management program, which systematically identifies and evaluates the major risks we face, identifies “owners” for each risk, and ensures that risk mitigation plans are in place and are being followed.

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
Market Risks
We are exposed to market risks arising from adverse changes in foreign exchange rates, commodity prices affecting the cost of our raw materials and energy, and interest rates. We try to manage risk responsibly through a variety of strategies, including production initiatives and hedging. Our foreign currency hedging contracts are subject to exchange rate changes, our commodity forward purchase contracts are subject to commodity price changes, and some of our debt obligations are subject to interest rate changes. Below, we discuss these exposures and provide a sensitivity analysis as to how these changes could affect our results of operations. See Notes 6 and 8 to our Consolidated Financial Statements for details.
See Note 4 to our Consolidated Financial Statements for details on our grape and agave purchase obligations, which are exposed to commodity price risk, and “Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our pension and other postretirement plans’ exposure to interest rate risks. Also see “Item 1A. Risk Factors” for details on how economic conditions affecting market risks also affect the demand for and pricing of our products and how we are affected by exchange rate fluctuations.
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
We estimate that our foreign currency revenue for our largest exposures will exceed our foreign currency expenses by approximately $650 million in fiscal 2017. Foreign exchange rates also affect the carrying value of our foreign-currency-denominated assets and liabilities.
We routinely use foreign currency forward and option contracts to hedge a portion of our transactional foreign exchange risk and, in some circumstances, our net asset exposure. If these contracts remain effective, we will not recognize any unrealized gains or losses until we either recognize the underlying hedged transactions in earnings or convert the underlying hedged net asset exposures. At April 30, 2016, our total foreign currency hedges had a notional value of $1,265 million, with a maximum term outstanding of 36 months, and were recorded as a net asset at their fair value of of $9 million.
As of April 30, 2016, we hedged approximately 75% of our total transactional exposure to foreign exchange fluctuations in fiscal 2017 for our major currencies by entering into foreign currency forward contracts. Considering these hedges, we estimate that a 10% increase/decrease in the average value of the dollar in fiscal 2017 relative to fiscal 2016’s effective exchange rates for our significant currency exposures would decrease/increase our fiscal 2017 operating income by approximately $18 million.
Commodity Prices. Commodity prices are affected by weather, supply and demand, as well as geopolitical and economic variables. To reduce price volatility, we use deliverable contracts for corn (in which we take physical delivery of the corn underlying each contract) rather than futures contracts or options.
Interest Rates. Our cash and cash equivalents ($263 million as of April 30, 2016) and variable-rate debt ($271 million as of April 30, 2016) are exposed to the risk of interest rate changes. Based on the net balance of these items as of April 30, 2016, a 1% increase in interest rates would result in a negligible increase in net interest expense.

Item 8. Financial Statements and Supplementary Data

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
The Audit Committee of the Board of Directors, comprising only independent directors, meets regularly with our external auditors, the independent registered public accounting firm PricewaterhouseCoopers LLP (PwC), with our internal auditors, and with representatives of management to review accounting, internal control structure, and financial reporting matters. Our internal auditors and PwC have full, free access to the Audit Committee. As set forth in our Code of Conduct and Compliance Guidelines, we are firmly committed to adhering to the highest standards of moral and ethical behaviors in our business activities.
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
As of the end of our fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of April 30, 2016. PwC has audited the effectiveness of our internal control over financial reporting as of April 30, 2016, as stated in their report.

Dated:	June 15, 2016
		By:	/s/ Paul C. Varga
Paul C. Varga
Chief Executive Officer and Chairman of the Company

		By:	/s/ Jane C. Morreau
Jane C. Morreau
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
of Brown-Forman Corporation:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity present fairly, in all material respects, the financial position of Brown-Forman Corporation and its subsidiaries (the “Company”) at April 30, 2016, and April 30, 2015, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2016, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item
15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it classifies deferred taxes in 2016.
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

/s/ PricewaterhouseCoopers LLP
Louisville, KY
June 15, 2016

BROWN-FORMAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)

Year Ended April 30,	2014	2015	2016
Net sales	$3,946	$4,096	$4,011
Excise taxes	955	962	922
Cost of sales	913	951	945
Gross profit	2,078	2,183	2,144
Advertising expenses	436	437	417
Selling, general, and administrative expenses	686	697	688
Gain on sale of business	—	—	(485)
Other expense (income), net	(15)	22	(9)
Operating income	971	1,027	1,533
Interest income	2	2	2
Interest expense	26	27	46
Income before income taxes	947	1,002	1,489
Income taxes	288	318	422
Net income	$659	$684	$1,067
Earnings per share:
Basic	$3.08	$3.23	$5.26
Diluted	$3.06	$3.21	$5.22

The accompanying notes are an integral part of the consolidated financial statements.

BROWN-FORMAN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

Year Ended April 30,	2014	2015	2016
Net income	$659	$684	$1,067
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(4)	(114)	(23)
Cash flow hedge adjustments	(4)	32	(17)
Postretirement benefits adjustments	31	(30)	(10)
Net other comprehensive income (loss)	23	(112)	(50)
Comprehensive income	$682	$572	$1,017

The accompanying notes are an integral part of the consolidated financial statements.

BROWN-FORMAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

April 30,	2015	2016
ASSETS
Cash and cash equivalents	$370	$263
Accounts receivable, less allowance for doubtful accounts of $10 in 2015 and $9 in 2016	583	559
Inventories:
Barreled whiskey	571	666
Finished goods	200	187
Work in process	121	116
Raw materials and supplies	61	85
Total inventories	953	1,054
Current deferred tax assets	16	—
Other current assets	332	357
Total current assets	2,254	2,233
Property, plant, and equipment, net	586	629
Goodwill	607	590
Other intangible assets	611	595
Deferred tax assets	18	17
Other assets	112	119
Total assets	$4,188	$4,183
LIABILITIES
Accounts payable and accrued expenses	$497	$501
Accrued income taxes	12	19
Current deferred tax liabilities	9	—
Short-term borrowings	190	271
Current portion of long-term debt	250	—
Total current liabilities	958	791
Long-term debt	743	1,230
Deferred tax liabilities	107	101
Accrued pension and other postretirement benefits	311	353
Other liabilities	164	146
Total liabilities	2,283	2,621
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock:
Class A, voting, $0.15 par value (85,000,000 shares authorized; 85,000,000 shares issued)	13	13
Class B, nonvoting, $0.15 par value (400,000,000 shares authorized; 142,313,000 shares issued)	21	21
Additional paid-in capital	99	114
Retained earnings	3,300	4,065
Accumulated other comprehensive income (loss), net of tax	(300)	(350)
Treasury stock, at cost (18,613,000 and 29,571,000 shares in 2015 and 2016, respectively)	(1,228)	(2,301)
Total stockholders’ equity	1,905	1,562
Total liabilities and stockholders’ equity	$4,188	$4,183
The accompanying notes are an integral part of the consolidated financial statements.

BROWN-FORMAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

Year Ended April 30,	2014	2015	2016
Cash flows from operating activities:
Net income	$659	$684	$1,067
Adjustments to reconcile net income to net cash provided by operations:
Gain on sale of business	—	—	(485)
Depreciation and amortization	50	51	56
Stock-based compensation expense	13	15	15
Deferred income taxes	(5)	6	10
Other, net	1	9	2
Changes in assets and liabilities, excluding the effects of sale of business:
Accounts receivable	(34)	(50)	8
Inventories	(67)	(102)	(127)
Other current assets	(43)	(30)	(57)
Accounts payable and accrued expenses	31	64	29
Accrued income taxes	60	(58)	7
Noncurrent assets and liabilities	(16)	19	(1)
Cash provided by operating activities	649	608	524
Cash flows from investing activities:
Proceeds from sale of business	—	—	543
Additions to property, plant, and equipment	(126)	(120)	(108)
Proceeds from sale of property, plant, and equipment	2	—	—
Acquisition of brand names and trademarks	(1)	(4)	—
Computer software expenditures	(2)	(1)	(2)
Cash provided by (used for) investing activities	(127)	(125)	433
Cash flows from financing activities:
Net change in short-term borrowings	5	183	80
Repayment of long-term debt	(2)	—	(250)
Proceeds from long-term debt	—	—	490
Debt issuance costs	—	—	(5)
Net payments related to exercise of stock-based awards	(19)	(14)	(17)
Excess tax benefits from stock-based awards	10	18	15
Acquisition of treasury stock	(49)	(462)	(1,107)
Dividends paid	(233)	(256)	(266)
Cash used for financing activities	(288)	(531)	(1,060)
Effect of exchange rate changes on cash and cash equivalents	(1)	(19)	(4)
Net increase (decrease) in cash and cash equivalents	233	(67)	(107)
Cash and cash equivalents, beginning of period	204	437	370
Cash and cash equivalents, end of period	$437	$370	$263
Supplemental disclosure of cash paid for:
Interest	$28	$27	$41
Income taxes	$281	$375	$430

The accompanying notes are an integral part of the consolidated financial statements.

BROWN-FORMAN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in millions, except per share amounts)

Year Ended April 30,	2014	2015	2016
Class A common stock:
Balance at beginning and end of year	$13	$13	$13
Class B common stock:
Balance at beginning and end of year	21	21	21
Additional paid-in capital:
Balance at beginning of year	71	81	99
Stock-based compensation expense	13	15	15
Loss on issuance of treasury stock issued under compensation plans	(13)	(15)	(15)
Excess tax benefits from stock-based awards	10	18	15
Balance at end of year	81	99	114
Retained earnings:
Balance at beginning of year	2,500	2,894	3,300
Net income	659	684	1,067
Cash dividends ($1.09, $1.21, and $1.31 per share in 2014, 2015, and 2016, respectively)	(233)	(256)	(266)
Loss on issuance of treasury stock issued under compensation plans	(32)	(22)	(36)
Balance at end of year	2,894	3,300	4,065
Accumulated other comprehensive income (loss), net of tax:
Balance at beginning of year	(211)	(188)	(300)
Net other comprehensive income (loss)	23	(112)	(50)
Balance at end of year	(188)	(300)	(350)
Treasury stock, at cost:
Balance at beginning of year	(766)	(789)	(1,228)
Acquisition of treasury stock	(49)	(462)	(1,107)
Stock issued under compensation plans	26	23	34
Balance at end of year	(789)	(1,228)	(2,301)
Total stockholders’ equity	$2,032	$1,905	$1,562
Class A common shares outstanding (in thousands):
Balance at beginning of year	84,446	84,462	84,463
Acquisition of treasury stock	(46)	(85)	(57)
Stock issued under compensation plans	62	86	124
Balance at end of year	84,462	84,463	84,530
Class B common shares outstanding (in thousands):
Balance at beginning of year	129,261	128,993	124,237
Acquisition of treasury stock	(661)	(5,034)	(11,357)
Stock issued under compensation plans	393	278	332
Balance at end of year	128,993	124,237	113,212
Total common shares outstanding (in thousands)	213,455	208,700	197,742
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
Inventories. Inventories are valued at the lower of cost or market value. Approximately 59% of our consolidated inventories are valued using the last-in, first-out (LIFO) cost method, which we use for the majority of our U.S. inventories. We value the remainder of our inventories primarily using the first-in, first-out (FIFO) cost method. FIFO cost approximates current replacement cost. If we had used the FIFO method for all inventories, they would have been $234 and $248 higher than reported at April 30, 2015 and 2016, respectively.
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
We assess our goodwill and other indefinite-lived intangible assets for impairment at least annually. If an asset’s fair value is less than its book value, we write it down to its estimated fair value. For goodwill, if the book value of the reporting unit exceeds its estimated fair value, we measure for potential impairment by comparing the implied fair value of the reporting unit’s goodwill, determined in the same manner as in a business combination, to the goodwill’s book value. We estimate the reporting unit’s fair value using discounted estimated future cash flows or market information. We typically estimate the fair value of a brand name using the “relief from royalty” method. We also consider market values for similar assets when available. Considerable management judgment is necessary to estimate fair value, including the selection of assumptions about future cash flows, discount rates, and royalty rates.

We have the option, before quantifying the fair value of a reporting unit or brand name, to evaluate qualitative factors to assess whether it is more likely than not that our goodwill or brand names are impaired. If we determine that is not the case, then we are not required to quantify the fair value. That assessment also takes considerable management judgment.
Foreign currency transactions and translation. We report all gains and losses from foreign currency transactions (those denominated in a currency other than the entity’s functional currency) in current income. The U.S. dollar is the functional currency for most of our consolidated entities. The local currency is the functional currency for some of our consolidated foreign entities. We translate the financial statements of those foreign entities into U.S. dollars, using the exchange rate in effect at the balance sheet date to translate assets and liabilities, and using the average exchange rate for the reporting period to translate translate income and expenses. We record the resulting translation adjustments in other comprehensive income (loss).
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
Income taxes. We base our annual provision for income taxes on the pre-tax income reflected in our consolidated statement of operations. We establish deferred tax liabilities or assets for temporary differences between GAAP and tax reporting bases and later adjust them to reflect changes in tax rates expected to be in effect when the temporary differences reverse. We record a valuation allowance as necessary to reduce a deferred tax asset to the amount that we believe is more likely than not to be realized. We do not provide deferred income taxes on undistributed earnings of foreign subsidiaries that we expect to permanently reinvest. We record a deferred tax charge in prepaid taxes for the difference between GAAP and tax reporting bases with respect to the elimination of intercompany profit in ending inventory.
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
Recent accounting pronouncements. In May 2014, the Financial Accounting Standards Board (FASB) issued new guidance on the recognition of revenue from contracts with customers. As issued, the new guidance would have become effective for us beginning fiscal 2018. However, the FASB has since deferred the effective date until our fiscal 2019, though permitting voluntary adoption as of the original effective date. The FASB has also issued various amendments and proposed further amendments to the new guidance. We are currently evaluating the potential impact of the new guidance (as amended) and the proposed amendments on our financial statements.
In April 2015, FASB issued new guidance for the presentation of debt issuance costs, which we adopted during the first quarter of fiscal 2016. Under the new guidance, debt issuance costs are presented as a direct deduction from the debt liability rather than as an asset. In adopting the new guidance, we retrospectively adjusted our balance sheet as of April 30, 2015. As a result, the carrying amounts of other assets (noncurrent) and long-term debt have decreased by $5 million from the amounts previously reported as of that date.
In November 2015, the FASB issued new guidance that requires all deferred tax assets and deferred tax liabilities to be presented as noncurrent on our balance sheet. We adopted this new guidance prospectively as of April 30, 2016. Accordingly, prior period balances have not been adjusted.

In February 2016, the FASB issued new guidance on accounting for leases. The new guidance will become effective for us beginning fiscal 2020, although voluntary adoption during an earlier period will be permitted. We are currently evaluating the potential impact of the new guidance on our financial statements.
In March 2016, the FASB issued new guidance related to certain aspects of the accounting for stock-based compensation, including the income tax consequences. Under the new guidance, all excess tax benefits and tax deficiencies will be recognized as income tax expense or benefit in our consolidated statement of operations, and excess tax benefits will be classified along with other income tax cash flows as an operating activity in our consolidated statement of cash flows. The new guidance will become effective for us beginning fiscal 2018, although early adoption is permitted. We currently expect to adopt the new guidance during fiscal 2017.
2. BALANCE SHEET INFORMATION
Supplemental information on our year-end balance sheets is as follows:

April 30,	2015	2016
Other current assets:
Prepaid taxes	$181	$208
Other	151	149
	$332	$357
Property, plant, and equipment:
Land	$72	$76
Buildings	419	468
Equipment	561	619
Construction in process	88	54
	1,140	1,217
Less accumulated depreciation	554	588
	$586	$629
Accounts payable and accrued expenses:
Accounts payable, trade	$123	$121
Accrued expenses:
Advertising and promotion	128	133
Compensation and commissions	110	105
Excise and other non-income taxes	59	58
Other	77	84
	374	380
	$497	$501
Other liabilities:
Deferred benefit – tax (Note 11)	$75	$59
Other	89	87
	$164	$146

3. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the changes in the amounts recorded as goodwill (which include no accumulated impairment losses) over the past two years:

Balance as of April 30, 2014	$620
Foreign currency translation adjustment	(13)
Balance as of April 30, 2015	607
Sale of business (Note 15)	(16)
Foreign currency translation adjustment	(1)
Balance as of April 30, 2016	$590

As of April 30, 2015 and 2016, our other intangible assets consisted of trademarks and brand names, all with indefinite useful lives.
4. COMMITMENTS AND CONTINGENCIES
Commitments. We made rental payments for real estate, vehicles, and office, computer, and manufacturing equipment under operating leases of $24, $23, and $23 during 2014, 2015, and 2016, respectively. We have commitments related to minimum lease payments of $18 in 2017, $10 in 2018, $8 in 2019, $5 in 2020, $2 in 2021, and $3 after 2021.
We have contracted with various growers and wineries to supply some of our future grape and bulk wine requirements. Many of these contracts call for prices to be adjusted annually up or down, according to market conditions. Some contracts set a fixed purchase price that might be higher or lower than prevailing market prices. We have total purchase obligations related to both types of contracts of $10 in 2017, $4 in 2018, $3 in 2019, $1 in 2020, $1 in 2021, and $1 after 2021.
We also have contracts for the purchase of agave, which is used to produce tequila. These contracts provide for prices to be determined based on market conditions at the time of harvest, which, although not specified, is expected to occur over the next 10 years. As of April 30, 2016, based on current market prices, obligations under these contracts total $2.
Contingencies. We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe it is reasonably possible that these loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies are recorded as of April 30, 2016.
Guaranty. We have guaranteed the repayment by a third-party importer of its obligation under a bank credit facility that it uses in connection with its importation of our products in Russia. If the importer were to default on that obligation, which we believe is unlikely, our maximum possible exposure under the existing terms of the guaranty would be approximately $22 (subject to changes in foreign currency exchange rates). Both the fair value and carrying amount of the guaranty are insignificant.
As of April 30, 2016, our actual exposure under the guaranty of the importer’s obligation is approximately $17. We also have accounts receivable from that importer of approximately $9 at that date, which we expect to collect in full.
Based on the financial support we provide to the importer, we believe it meets the definition of a variable interest entity. However, because we do not control this entity, it is not included in our consolidated financial statements.

5. DEBT AND CREDIT FACILITIES
Our long-term debt (net of unamortized discounts and issuance costs) consisted of:

April 30,	2015	2016
2.50% senior notes, $250 principal amount, due in fiscal 2016	$250	$—
1.00% senior notes, $250 principal amount, due in fiscal 2018	248	249
2.25% senior notes, $250 principal amount, due in fiscal 2023	247	248
3.75% senior notes, $250 principal amount, due in fiscal 2043	248	248
4.50% senior notes, $500 principal amount, due in fiscal 2046	—	485
	993	1,230
Less current portion	250	—
	$743	$1,230
Debt payments required over the next five fiscal years consist of $0 in 2017, $250 in 2018, $0 in 2019, $0 in 2020, $0 in 2021, and $1,000 after 2021.
The senior notes contain terms and covenants customary of these types of unsecured securities, including limitations on the amount of secured debt we can issue.
We issued senior, unsecured notes with an aggregate principal amount of $500 in June 2015. Interest on the notes will accrue at a rate of 4.50% and be paid semi-annually. As of April 30, 2016, the carrying amount of the notes was $485 ($500 principal, less unamortized discounts of $10 and issuance costs of $5). The notes are due on July 15, 2045.
We repaid our $250 of 2.50% notes on their maturity date of January 15, 2016.
As of April 30, 2015, our short-term borrowings of $190 included $183 of commercial paper, with an average interest rate of 0.17%, and an average remaining maturity of 13 days. As of April 30, 2016, our short-term borrowings of $271 included $269 of commercial paper, with an average interest rate of 0.53%, and an average remaining maturity of 26 days.
We have a committed revolving credit agreement with various U.S. and international banks for $800 that expires in November 2018. Its most restrictive quantitative covenant requires that the ratio of our consolidated EBITDA (as defined in the agreement) to consolidated interest expense not be less than 3 to 1. At April 30, 2016, with a ratio of 24 to 1, we were well within this covenant’s parameters and had no borrowing outstanding under this facility. We recently entered into a $400 364-day credit facility agreement that matures on May 5, 2017, for additional liquidity. This credit facility has no quantitative covenants.
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

•	Level 3 – Unobservable inputs supported by little or no market activity.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
April 30, 2015:
Assets:
Currency derivatives	$—	$59	$—	$59
Liabilities:
Currency derivatives	—	18	—	18
Short-term borrowings	—	190	—	190
Current portion of long-term debt	—	253	—	253
Long-term debt	—	735	—	735
April 30, 2016:
Assets:
Currency derivatives	—	19	—	19
Liabilities:
Currency derivatives	—	10	—	10
Short-term borrowings	—	271	—	271
Long-term debt	—	1,293	—	1,293
We determine the fair values of our currency derivatives (forwards contracts) using standard valuation models. The significant inputs used in these models, which are readily available in public markets or can be derived from observable market transactions, include the applicable exchange rates, forward rates, and discount rates. The discount rates are based on the historical U.S. Treasury rates.
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
Below is a comparison of the fair values and carrying amounts of these instruments:

	2015		2016
April 30,	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$370	$370	$263	$263
Currency derivatives	59	59	19	19
Liabilities:
Currency derivatives	18	18	10	10
Short-term borrowings	190	190	271	271
Current portion of long-term debt	250	253	—	—
Long-term debt	743	735	1,230	1,293
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
We had outstanding currency derivatives, related primarily to our euro, British pound, and Australian dollar exposures, with notional amounts totaling $1,212 and $1,265 at April 30, 2015 and 2016, respectively.
We use forward purchase contracts with suppliers to protect against corn price volatility. We expect to physically take delivery of the corn underlying each contract and use it for production over a reasonable period of time. Accordingly, we account for these contracts as normal purchases rather than derivative instruments.
From time to time, we manage our interest rate risk with swap contracts. However, no such swaps were outstanding at April 30, 2015 or 2016.
During May 2015, we entered into interest rate derivative contracts (U.S. Treasury lock agreements) to manage the interest rate risk related to the anticipated issuance of fixed-rate senior, unsecured notes. We designated the contracts as cash flow hedges of the future interest payments associated with the anticipated notes. Upon issuance of the notes in June 2015 (see Note 5), we settled the contracts for a gain of $8. The entire gain was recorded to AOCI and will be amortized as a reduction of interest expense over the life of the notes.
The following table presents the pre-tax impact that changes in the fair value of our derivative instruments had on AOCI and earnings in 2015 and 2016:

	Classification in Statement of Operations	2015	2016
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$96	$22
Net gain (loss) reclassified from AOCI into earnings	Net sales	41	60
Interest rate derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	—	8
Derivatives not designated as hedging instruments:
Currency derivatives – net gain (loss) recognized in earnings	Net sales	26	1
Currency derivatives – net gain (loss) recognized in earnings	Other income	4	(5)

We expect to reclassify $13 of deferred net gains recorded in AOCI as of April 30, 2016, to earnings during fiscal 2017. This reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur. The maximum term of outstanding derivative contracts was 36 months and 36 months at April 30, 2015 and 2016, respectively.

The following table presents the fair values of our derivative instruments as of April 30, 2015 and 2016:

	Balance Sheet Classification	Fair Value of Derivatives in a Gain Position	Fair Value of Derivatives in a Loss Position
April 30, 2015:
Designated as cash flow hedges:
Currency derivatives	Other current assets	$42	$(2)
Currency derivatives	Other assets	20	(3)
Currency derivatives	Accrued expenses	—	(6)
Currency derivatives	Other liabilities	—	(6)
Not designated as hedges:
Currency derivatives	Other current assets	3	(1)
Currency derivatives	Accrued expenses	1	(7)
April 30, 2016:
Designated as cash flow hedges:
Currency derivatives	Other current assets	23	(2)
Currency derivatives	Other assets	3	(2)
Currency derivatives	Accrued expenses	4	(8)
Currency derivatives	Other liabilities	3	(9)
Not designated as hedges:
Currency derivatives	Other current assets	1	(4)
The fair values reflected in the above table are presented on a gross basis. However, as discussed further below, the fair values of those instruments subject to net settlement agreements are presented on a net basis in the accompanying consolidated balance sheets.
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
Some of our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. The aggregate fair value of all derivatives with creditworthiness requirements that were in a net liability position was $18 and $8 at April 30, 2015 and 2016, respectively.
Offsetting. As noted above, our derivative contracts are governed by ISDA agreements that allow for net settlement of derivative contracts with the same counterparty. It is our policy to present the fair values of current derivatives (that is, those with a remaining term of 12 months or less) with the same counterparty on a net basis in the balance sheet. Similarly, we present the fair values of noncurrent derivatives with the same counterparty on a net basis. Current derivatives are not netted with noncurrent derivatives in the balance sheet. The following table summarizes the gross and net amounts of our derivative contracts:

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet	Net Amounts
April 30, 2015:
Derivative assets	$65	$(6)	$59	$—	$59
Derivative liabilities	(24)	6	(18)	—	(18)
April 30, 2016:
Derivative assets	34	(15)	19	(6)	13
Derivative liabilities	(25)	15	(10)	6	(4)
No cash collateral was received or pledged related to our derivative contracts as of April 30, 2015 or 2016.
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

	Pension Benefits		Medical and Life Insurance Benefits
	2015	2016	2015	2016
Obligation at beginning of year	$785	$887	$69	$57
Service cost	22	26	1	1
Interest cost	34	35	3	2
Net actuarial loss (gain)	91	8	3	(1)
Plan amendments	—	—	(16)	—
Retiree contributions	—	—	1	1
Benefits paid	(45)	(58)	(4)	(4)
Obligation at end of year	$887	$898	$57	$56
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
As shown in the previous table, the change in the value of our pension and other postretirement benefit obligations also includes the effect of benefit payments and retiree contributions. Expected benefit payments (net of retiree contributions) over the next 10 years are as follows:

	Pension Benefits	Medical and Life Insurance Benefits
2017	$51	$3
2018	52	3
2019	53	3
2020	54	3
2021	56	3
2022 – 2026	303	18
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
Asset allocation is the most important method for achieving our investment goals and is based on our assessment of the plans’ long-term return objectives and the appropriate balances needed for liquidity, stability, and diversification. As of April 30, 2016, our target asset allocation is a mix of 47% public equity investments, 35% fixed income investments, and 18% alternative investments.
The following table shows the fair value of pension plan assets by category as of the end of the last two years. (Fair value levels are defined in Note 6.)

	Level 1	Level 2	Level 3	Total
April 30, 2015:
Commingled trust funds[1]:
Equity funds	$—	$248	$—	$248
Fixed income funds	—	185	—	185
Real estate funds	—	20	36	56
Short-term investments	—	4	—	4
Total commingled trust funds	—	457	36	493
Hedge funds[2]	—	—	31	31
Private equity[3]	—	—	26	26
Equity securities	76	—	—	76
Total	$76	$457	$93	$626
April 30, 2016:
Commingled trust funds[1]:
Equity funds	$—	$197	$—	$197
Fixed income funds	—	197	—	197
Real estate funds	—	—	59	59
Short-term investments	—	4	—	4
Total commingled trust funds	—	398	59	457
Hedge funds[2]	—	—	30	30
Private equity[3]	—	—	29	29
Equity securities	78	—	—	78
Total	$78	$398	$118	$594

1Commingled trust fund valuations are based on the net asset value (NAV) of the funds as determined by the fund administrators and reviewed by us. NAV represents the underlying assets owned by the fund, minus liabilities and divided by the number of shares or units outstanding.
2Hedge fund valuations are based primarily on the NAV of the funds as determined by fund administrators and reviewed by us. During our review, we determine whether it is necessary to adjust a valuation for inherent liquidity and redemption issues that may exist within a fund’s underlying assets or fund unit values.
3As of April 30, 2015 and 2016, consists only of limited partnership interests, which are valued at the percentage ownership of total partnership equity as determined by the general partner. These valuations require significant judgment due to the absence of quoted market prices, the inherent lack of liquidity, and the long-term nature of these investments.

The following table shows how the fair value of the Level 3 assets changed during each of the last two years. There were no transfers of assets between Level 3 and either of the other two levels.

	Real Estate Funds	Hedge Funds	Private Equity	Total
Balance as of April 30, 2014	$32	$30	$25	$87
Return on assets held at end of year	4	1	1	6
Purchases and settlements	—	—	4	4
Sales and settlements	—	—	(4)	(4)
Balance as of April 30, 2015	36	31	26	93
Return on assets held at end of year	4	(1)	1	4
Purchases and settlements	19	—	5	24
Sales and settlements	—	—	(3)	(3)
Balance as of April 30, 2016	$59	$30	$29	$118
The following table shows how the total fair value of all pension plan assets changed during each of the last two years. (We do not have assets set aside for postretirement medical or life insurance benefits.)

	Pension Benefits		Medical and Life Insurance Benefits
	2015	2016	2015	2016
Assets at beginning of year	$605	$626	$—	$—
Actual return on assets	52	2	—	—
Retiree contributions	—	—	1	1
Company contributions	14	24	3	3
Benefits paid	(45)	(58)	(4)	(4)
Assets at end of year	$626	$594	$—	$—
We currently expect to contribute $30 to our pension plans and $3 to our postretirement medical and life insurance benefit plans during 2017.
Funded status. The funded status of a plan refers to the difference between its assets and its obligations. The following table shows the funded status of our plans.

	Pension Benefits		Medical and Life Insurance Benefits
April 30,	2015	2016	2015	2016
Assets	$626	$594	$—	$—
Obligations	(887)	(898)	(57)	(56)
Funded status	$(261)	$(304)	$(57)	$(56)
The funded status reflected above includes obligations attributable to our non-qualified Supplemental Executive Retirement Plan that is not funded with those plan assets presented above. However, we have set aside investments in corporate-owned life insurance policies to cover these obligations. The value of those investments, which are included in “other assets” on the accompanying balance sheets, is $48 and $64 as of April 30, 2015 and 2016, respectively.

The funded status is recorded on the accompanying consolidated balance sheets as follows:

	Pension Benefits		Medical and Life Insurance Benefits
April 30,	2015	2016	2015	2016
Accounts payable and accrued expenses	(4)	(4)	(3)	(3)
Accrued postretirement benefits	(257)	(300)	(54)	(53)
Net liability	$(261)	$(304)	$(57)	$(56)
Accumulated other comprehensive income (loss), before tax:
Net actuarial gain (loss)	$(353)	$(372)	$(16)	$(13)
Prior service credit (cost)	(4)	(4)	18	15
	$(357)	$(376)	$2	$2
The following table compares our pension plans whose assets exceed their accumulated benefit obligations with those whose obligations exceed their assets. (As discussed above, we have no assets set aside for postretirement medical or life insurance benefits.)

	Plan Assets		Accumulated Benefit Obligation		Projected Benefit Obligation
April 30,	2015	2016	2015	2016	2015	2016
Plans with assets in excess of accumulated benefit obligation	$53	$—	$50	$—	$52	$—
Plans with accumulated benefit obligation in excess of assets	573	594	710	776	835	898
Total	$626	$594	$760	$776	$887	$898
Pension expense. The following table shows the components of the pension expense recognized during each of the last three years. The amount for each year includes amortization of the prior service cost/credit and net actuarial loss/gain included in accumulated other comprehensive loss as of the beginning of the year.

	Pension Benefits
	2014	2015	2016
Service cost	$21	$22	$26
Interest cost	31	34	35
Expected return on assets	(40)	(41)	(40)
Amortization of:
Prior service cost (credit)	1	1	1
Net actuarial loss (gain)	31	22	27
Net expense	$44	$38	$49
The prior service cost/credit, which represents the effect of plan amendments on benefit obligations, is amortized on a straight-line basis over the average remaining service period of the employees expected to receive the benefits. The net actuarial loss/gain results from experience different from that assumed or from a change in actuarial assumptions (including the difference between actual and expected return on plan assets), and is amortized over at least that same period. The estimated amount of prior service cost and net actuarial loss that will be amortized from accumulated other comprehensive loss into pension expense in 2017 is $1 and $25, respectively.

Other postretirement benefit expense. The following table shows the components of the postretirement medical and life insurance benefit expense that we recognized during each of the last three years.

	Medical and Life Insurance Benefits
	2014	2015	2016
Service cost	$2	$1	$1
Interest cost	3	3	2
Amortization of:
Prior service cost (credit)	—	(2)	(2)
Net actuarial loss (gain)	—	1	1
Net expense	$5	$3	$2
The estimated amount of prior service credit and net actuarial loss that will be amortized from accumulated other comprehensive loss into postretirement medical and life insurance benefit expense in 2017 is $3 and $1, respectively.
Other comprehensive income (loss). Prior service cost/credit and net actuarial loss/gain are recognized in other comprehensive income or loss (OCI) during the period in which they arise. These amounts are later amortized from accumulated OCI into pension and other postretirement benefit expense over future periods as described above. The following table shows the pre-tax effect of these amounts on OCI during each of the last three years.

	Pension Benefits			Medical and Life Insurance Benefits
	2014	2015	2016	2014	2015	2016
Prior service credit (cost)	$—	$—	$—	$10	$16	$—
Net actuarial gain (loss)	9	(80)	(46)	(3)	(3)	1
Amortization reclassified to earnings:
Prior service cost (credit)	1	1	1	—	(2)	(2)
Net actuarial loss (gain)	31	22	27	—	1	1
Net amount recognized in OCI	$41	$(57)	$(18)	$7	$12	$—
Assumptions and sensitivity. We use various assumptions to determine the obligations and expense related to our pension and other postretirement benefit plans. The weighted-average assumptions used in computing benefit plan obligations as of the end of the last two years were as follows:

	Pension Benefits		Medical and Life Insurance Benefits
	2015	2016	2015	2016
Discount rate	4.09%	4.02%	4.09%	3.96%
Rate of salary increase	4.00%	4.00%	n/a	n/a

The weighted-average assumptions used in computing benefit plan expense during each of the last three years were as follows:

	Pension Benefits			Medical and Life Insurance Benefits
	2014	2015	2016	2014	2015	2016
Discount rate	4.08%	4.46%	4.09%	4.36%	4.67%	4.09%
Rate of salary increase	4.00%	4.00%	4.00%	n/a	n/a	n/a
Expected return on plan assets	7.50%	7.50%	7.00%	n/a	n/a	n/a
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
The assumed health care cost trend rates as of the end of the last two years were as follows:

	Medical and Life Insurance Benefits
	2015	2016
Health care cost trend rate assumed for next year	7.50%	7.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2023	2024
A one percentage point change in the assumed health care cost trend rate would not have significantly changed the accumulated postretirement benefit obligation as of April 30, 2016, or the aggregate service and interest costs for 2016.
Savings plans. We also sponsor various defined contribution benefit plans that together cover substantially all U.S. employees. Employees can make voluntary contributions in accordance with their respective plans, which include a 401(k) tax deferral option. We match a percentage of each employee’s contributions in accordance with plan terms. We expensed $10, $10, and $11 for matching contributions during 2014, 2015, and 2016, respectively.
International plans. The information presented above for defined benefit plans and defined contribution benefit plans reflects amounts for U.S. plans only. Information about similar international plans is not presented due to immateriality.
10. STOCK-BASED COMPENSATION
The Brown-Forman 2013 Omnibus Compensation Plan is our incentive compensation plan, which is designed to reward its participants (including our eligible officers, employees, and non-employee directors) for company performance. Under the Plan, we can grant stock-based incentive awards for up to 8,300,000 shares of common stock to eligible participants until July 28, 2023. As of April 30, 2016, awards for approximately 6,804,000 shares remain available for issuance under the Plan. We try to limit the source of shares delivered to participants under the Plan to treasury shares that we purchase from time to time on the open market(at times in connection with a publicly announced share repurchase program), in private transactions, or otherwise.
The following table presents information about stock options and stock-settled stock appreciation rights (SSARs) granted under the Plan (or its predecessor plans) as of April 30, 2016, and for the year then ended.

	Number of Underlying Shares (in thousands)	Weighted Average Exercise Price per Award	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at April 30, 2015	3,817	$48.46
Granted	378	102.25
Exercised	(758)	36.88
Forfeited or expired	(11)	87.71
Outstanding at April 30, 2016	3,426	$56.83	5.0	$138
Exercisable at April 30, 2016	2,293	$41.24	3.6	$126
The total intrinsic value of options and SSARs exercised during 2014, 2015, and 2016 was $48, $35, and $47, respectively.

We grant stock options and SSARs at an exercise price equal to the market price of the underlying stock on the grant date. Stock options and SSARs become exercisable after three years from the first day of the fiscal year of grant and expire seven years after that date. The grant-date fair values of these awards granted during 2014, 2015, and 2016 were $14.84, $19.67, and $19.06 per award, respectively. We estimated the fair values using the Black-Scholes pricing model with the following assumptions:

	2014	2015	2016
Risk-free interest rate	1.9%	2.2%	2.1%
Expected volatility	22.5%	22.3%	19.1%
Expected dividend yield	1.8%	1.7%	1.6%
Expected term (years)	6.75	6.75	6.75
We have also granted restricted stock units (RSUs), deferred stock units (DSUs), and shares of performance-based restricted stock (PBRS) under the Plan (or its predecessor plans). Approximately 274,000 shares underlying these awards, with a weighted-average remaining vesting period of 1.6 years, were nonvested at April 30, 2016. The following table summarizes the changes in the number of shares underlying these awards during 2016.

	Number of Underlying Shares (in thousands)	Weighted Average Fair Value at Grant Date
Nonvested at April 30, 2015	319	$72.25
Granted	55	119.37
Adjusted for dividends or performance	(1)	68.43
Vested	(98)	62.59
Forfeited	(1)	79.36
Nonvested at April 30, 2016	274	$85.22
For PBRS awards, performance is measured based on the relative ranking of the total shareholder return of our Class B common stock during the three-year performance period compared to that of the companies within the Standard & Poor’s Consumer Staples Index at the end of the performance period, with specific payout levels ranging from 50% to 150%.
The total fair value of RSUs, PBRS awards, and DSUs vested during 2014, 2015, and 2016 was $11, $11, and $10, respectively.
The accompanying consolidated statements of operations reflect compensation expense related to stock-based incentive awards on a pre-tax basis of $13 in 2014, $15 in 2015, and $15 in 2016, partially offset by deferred income tax benefits of $5 in 2014, $6 in 2015, and $6 in 2016. As of April 30, 2016, there was $13 of total unrecognized compensation cost related to non-vested stock-based compensation. That cost is expected to be recognized over a weighted-average period of 1.9 years.
11. INCOME TAXES
We incur income taxes on the earnings of our U.S. and foreign operations. The following table, based on the locations of the taxable entities from which sales were derived (rather than the location of customers), presents the U.S. and foreign components of our income before income taxes:

	2014	2015	2016
United States	$797	$912	$1,184
Foreign	150	90	305
	$947	$1,002	$1,489
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

Deferred tax assets and liabilities as of the end of each of the last two years were as follows:

	2015	2016
April 30,
Deferred tax assets:
Postretirement and other benefits	$164	$183
Accrued liabilities and other	22	10
Inventories	12	26
Loss and credit carryforwards	46	39
Valuation allowance	(27)	(25)
Total deferred tax assets, net	217	233
Deferred tax liabilities:
Intangible assets	(207)	(225)
Property, plant, and equipment	(61)	(83)
Other	(31)	(9)
Total deferred tax liabilities	(299)	(317)
Net deferred tax liability	$(82)	$(84)
As of April 30, 2016, the gross amounts of loss carryforwards include a $35 net operating loss in Brazil (no expiration); a U.K. non-trading loss of $31 (no expiration); a $51 net operating loss in Finland (expires in varying amounts between 2024 and 2026); a $19 net operating loss in Mexico (expires in varying amounts in 2017 and 2018); and other foreign net operating losses of $27 ($9 that do not expire and $18 that expire in varying amounts between 2017 and 2026).
The $25 valuation allowance at April 30, 2016 ($27 at April 30, 2015), relates primarily to a $12 ($12 at April 30, 2015) net operating loss in Brazil. Although the losses in Brazil can be carried forward indefinitely, it is uncertain that we will realize sufficient taxable income to allow us to use these losses. The valuation allowance also includes $7 ($8 at April 30, 2015) related to other foreign net operating losses that expire between 2017 and 2026. The remaining valuation allowance relates to a $6 ($7 at April 30, 2015) non-trading loss carryforward in the United Kingdom that was generated during 2009. Although the non-trading losses can be carried forward indefinitely, we know of no significant transactions that will let us use them.
During 2014, we deferred a tax benefit of $95 that resulted primarily from the release of certain deferred tax liabilities in connection with an intercompany transfer of assets, composed primarily of an intangible asset. We are amortizing the deferred benefit to tax expense over approximately six years for financial reporting purposes, in accordance with Accounting Standard Codification (ASC) 740-10-25-3(e) (Income Taxes) and ASC 810-45-8 (Consolidation), resulting in a tax benefit of $5 in 2014, $15 in 2015, and $16 in 2016. The remaining balance of the deferred benefit, which is included in “other liabilities” on the accompanying balance sheet, was $59 as of April 30, 2016.
Deferred tax liabilities were not provided on undistributed earnings of foreign subsidiaries ($803 and $1,005 at April 30, 2015 and 2016, respectively) because we expect these undistributed earnings to be reinvested indefinitely outside the United States. If these amounts were not considered permanently reinvested, additional deferred tax liabilities of approximately $163 and $222 would have been provided as of April 30, 2015 and 2016, respectively.

Total income tax expense for a year includes the tax associated with the current tax return (“current tax expense”) and the change in the net deferred tax asset or liability (“deferred tax expense”). Our total income tax expense for each of the last three years was as follows:

	2014	2015	2016
Current:
U.S. federal	$243	$259	$347
Foreign	49	42	47
State and local	1	11	18
	293	312	412
Deferred:
U.S. federal	$3	$15	$24
Foreign	(6)	(11)	(17)
State and local	(2)	2	3
	(5)	6	10
	$288	$318	$422
Our consolidated effective tax rate usually differs from current statutory rates due to the recognition of amounts for events or transactions with no tax consequences. The following table reconciles our effective tax rate to the federal statutory tax rate in the United States:

	Percent of Income Before Taxes
	2014	2015	2016
U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of U.S. federal tax benefit	0.7%	1.0%	1.0%
Income taxed at other than U.S. federal statutory rate	(2.2)%	(0.5)%	(2.5)%
Tax benefit from U.S. manufacturing	(2.8)%	(2.5)%	(2.4)%
Tax impact of sale of business	—%	—%	(1.1)%
Amortization of deferred tax benefit from intercompany transactions	(0.4)%	(1.6)%	(1.6)%
Other, net	0.2%	0.3%	(0.1)%
Effective rate	30.5%	31.7%	28.3%
At April 30, 2016, we had $9 of gross unrecognized tax benefits, $6 of which would reduce our effective income tax rate if recognized. A reconciliation of the beginning and ending unrecognized tax benefits follows:

	2014	2015	2016
Unrecognized tax benefits at beginning of year	$11	$11	$13
Additions for tax positions provided in prior periods	1	2	1
Additions for tax positions provided in current period	1	1	—
Decreases for tax positions provided in prior years	(1)	(1)	(4)
Settlements of tax positions in the current period	(1)	—	(1)
Lapse of statutes of limitations	—	—	—
Unrecognized tax benefits at end of year	$11	$13	$9
We file income tax returns in the United States, including several state and local jurisdictions, as well as in several other countries in which we conduct business. The major jurisdictions and their earliest fiscal years that are currently open for tax examinations are 2011 for one state in the United States; 2013 in the United Kingdom; 2012 in Australia and Ireland; 2011 in Brazil and the Netherlands; 2010 in Poland; 2008 in Finland; and 2005 in Mexico. The audit of our fiscal 2014 U.S. federal tax return was concluded in the first quarter of fiscal 2016. In addition, we are participating in the Internal Revenue Service’s Compliance Assurance Program for our fiscal 2016 tax year.
We believe there will be no material change in our gross unrecognized tax benefits in the next 12 months.

12. EARNINGS PER SHARE
We calculate basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share further includes the dilutive effect of stock-based compensation awards. We calculate that dilutive effect using the “treasury stock method” (as defined by GAAP).
The following table presents information concerning basic and diluted earnings per share:

	2014	2015	2016
Net income available to common stockholders	$659	$684	$1,067
Share data (in thousands):
Basic average common shares outstanding	213,454	211,593	202,977
Dilutive effect of stock-based awards	1,628	1,490	1,303
Diluted average common shares outstanding	215,082	213,083	204,280

Basic earnings per share	$3.08	$3.23	$5.26
Diluted earnings per share	$3.06	$3.21	$5.22
We excluded common stock-based awards for approximately 309,000 shares, 361,000 shares, and 453,000 shares from the calculation of diluted earnings per share for 2014, 2015, and 2016, respectively, because they were not dilutive for those periods under the treasury stock method.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table summarizes the change in each component of AOCI, net of tax, during 2016:

	Currency Translation Adjustments	Cash Flow Hedge Adjustments	Postretirement Benefits Adjustments	Total AOCI
Balance at April 30, 2015	$(108)	$28	$(220)	$(300)
Net other comprehensive income (loss)	(23)	(17)	(10)	(50)
Balance at April 30, 2016	$(131)	$11	$(230)	$(350)
The following table presents the components of net other comprehensive income (loss) during each of the last three years:

	Pre-Tax	Tax	Net
Year Ended April 30, 2014
Currency translation adjustments	$(2)	$(2)	$(4)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	(7)	3	(4)
Reclassification to earnings[1]	—	—	—
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	18	(7)	11
Reclassification to earnings[2]	32	(12)	20
Net other comprehensive income (loss)	$41	$(18)	$23

Year Ended April 30, 2015
Currency translation adjustments	$(120)	$6	$(114)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	96	(40)	56
Reclassification to earnings[1]	(41)	17	(24)
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	(70)	26	(44)
Reclassification to earnings[2]	22	(8)	14
Net other comprehensive income (loss)	$(113)	$1	$(112)

Year Ended April 30, 2016
Currency translation adjustments	$(22)	$(1)	$(23)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	30	(10)	20
Reclassification to earnings[1]	(60)	23	(37)
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	(47)	19	(28)
Reclassification to earnings[2]	30	(12)	18
Net other comprehensive income (loss)	$(69)	$19	$(50)
1Pre-tax amount is classified as net sales in the accompanying consolidated statements of operations.
2Pre-tax amount is a component of pension and other postretirement benefit expense (as shown in Note 9, except for amounts related to non-U.S. benefit plans, about which no information is presented in Note 9 due to immateriality).

14. SUPPLEMENTAL INFORMATION
The following table presents net sales by product category:

	2014	2015	2016
Net sales:
Spirits	$3,765	$3,903	$3,809
Wine	181	193	202
	$3,946	$4,096	$4,011
The following table presents net sales by geography:

	2014	2015	2016
Net sales:
United States	$1,624	$1,780	$1,838
Europe	1,264	1,270	1,242
Australia	469	431	379
Other	589	615	552
	$3,946	$4,096	$4,011

Net sales are attributed to countries based on where customers are located.
The net book value of property, plant, and equipment located in Mexico was $40 and $33 as of April 30, 2015 and 2016, respectively. Other long-lived assets located outside the United States are not significant.
We have concluded that our business constitutes a single operating segment.
15. GAIN ON SALE OF BUSINESS
On March 1, 2016, we sold our Southern Comfort and Tuaca brands to Sazerac Company, Inc. for $543 in cash (subject to a post-closing inventory adjustment). The total book value of the related business assets included in the sale was $49, and consisted of $11 in inventories, $16 in goodwill, and $22 in other intangible assets. As a result of the sale, we recognized a gain of $485 (net of transaction costs of $9) during the fourth quarter of fiscal 2016.
16. SUBSEQUENT EVENTS
Stock split. On May 26, 2016, our Board of Directors approved a two-for-one stock split, to be paid in the form of a stock dividend, for all outstanding shares of our Class A and Class B common stock. Implementing the stock split is subject to the approval of an increase in the number of authorized shares of Class A common stock at our annual meeting of shareholders, scheduled to be held on July 28, 2016. If approved, we expect the new shares will be distributed on or about August 18, 2016, to shareholders of record on or about August 8, 2016.
Acquisition. On June 1, 2016, we acquired 90% of the voting equity interests in The BenRiach Distillery Company Limited for approximately $307 in cash. The acquisition included our assumption of the company’s debts and transaction-related obligations totaling approximately $66, which we have since paid.
The acquisition, which brings three single malt Scotch whisky brands into our whiskey portfolio, includes brand trademarks, inventories, three malt distilleries, a bottling plant, and BenRiach’s headquarters in Edinburgh, Scotland.
The transaction includes a put and call option agreement for the remaining 10% equity shares. Under that agreement, we may choose (or be required) to purchase the remaining 10% for approximately 24 million British pounds (approximately $34 at the exchange rate on June 1, 2016) during the one-year period ending November 14, 2017.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(Expressed in millions, except per share amounts)

	Fiscal 2015					Fiscal 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$921	$1,135	$1,093	$947	$4,096	$900	$1,096	$1,083	$933	$4,011
Gross profit	495	609	553	527	2,183	491	586	555	513	2,144
Net income	150	208	186	140	684	156	200	190	522	1,067
Basic EPS	0.70	0.98	0.88	0.67	3.23	0.75	0.98	0.94	2.62	5.26
Diluted EPS	0.70	0.97	0.87	0.66	3.21	0.75	0.97	0.94	2.60	5.22
Cash dividends per share:
Declared	0.580	—	0.630	—	1.210	0.630	—	0.680	—	1.310
Paid	0.290	0.290	0.315	0.315	1.210	0.315	0.315	0.340	0.340	1.310
Market price per share:
Class A high	95.29	93.09	98.00	95.23	98.00	119.49	122.30	117.53	112.24	122.30
Class A low	85.98	81.38	85.33	86.85	81.38	93.09	105.87	99.50	100.40	93.09
Class B high	97.15	93.62	97.97	93.99	97.97	108.41	110.81	106.88	103.39	110.81
Class B low	86.48	81.89	85.43	86.71	81.89	90.65	95.21	90.60	93.25	90.60

Notes:

1.
Quarterly amounts may not add to amounts for the year due to rounding. Further, quarterly earnings per share (EPS) amounts may not add to amounts for the year because quarterly and annual EPS calculations are performed separately.

2.	Results for the fourth quarter of fiscal 2016 include a gain of $485 million on the divestiture of our Southern Comfort and Tuaca brands.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) (our principal executive and principal financial officers), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of fiscal 2016. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures: are effective to ensure that information required to be disclosed by the company in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by the company in such reports is accumulated and communicated to the company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended April 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm. Management’s report on our internal control over financial reporting as of April 30, 2016, and our independent registered public accounting firm’s report on our internal control over financial reporting are set forth in “Item 8. Financial Statements and Supplementary Data.”
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Information on our Executive Officers is included under the caption “Employees and Executive Officers” in Part I of this report. For the other information required by this item, see the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 28, 2016, which information is incorporated into this report by reference: (a) “Election of Directors” (for biographical information on directors and family relationships); (b) “Code of Conduct” (for information on our Code of Ethics); (c) “Section 16(a) Beneficial Ownership Reporting Compliance” (for information on compliance with Section 16 of the Exchange Act); (d) “Corporate Governance and Nominating Committee” (for information on the procedures by which security holders may recommend nominees to the Company’s Board of Directors); and (e) “Corporate Governance” (for information on our Audit Committee).
Item 11. Executive Compensation
For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 28, 2016, which information is incorporated into this report by reference: (a) “Compensation Discussion and Analysis”; (b) “Compensation Tables”; (c) “Director Compensation”; and (d) “Compensation Committee Interlocks and Insider Participation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
For equity compensation plan information, refer to “Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” For the other information required by this item, refer to the section entitled “Stock Ownership” of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 28, 2016, which information is incorporated into this report by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 28, 2016, which information is incorporated into this report by reference: (a) “Certain Relationships and Related Transactions”; and (b) “Our Independent Directors.”

Item 14. Principal Accounting Fees and Services
For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 28, 2016, which information is incorporated into this report by reference: (a) “Fees Paid to Independent Registered Public Accounting Firm”; and (b) “Audit Committee Pre-Approval Policies and Procedures.”
PART IV

Item 15. Exhibits and Financial Statement Schedules

		Page
(a)(1)	Financial Statements
	The following documents are included in Item 8 of this report:
	Consolidated Statements of Operations	49
	Consolidated Statements of Comprehensive Income	50
	Consolidated Balance Sheets	51
	Consolidated Statements of Cash Flows	52
	Consolidated Statements of Stockholders’ Equity	53
	Notes to Consolidated Financial Statements	54
	Report of Independent Registered Public Accounting Firm	48
(a)(2)	Financial Statement Schedule:
	Schedule II – Valuation and Qualifying Accounts	82
We have omitted all other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either because they are not required under the related instructions, because the information required is included in the consolidated financial statements and notes thereto, or because they do not apply.
(a)(3) Exhibits:
The following documents are filed with this report:

Exhibit Index
12	Statement re Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
23	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (not considered to be filed).
101
The following materials from Brown-Forman Corporation’s Annual Report on Form 10-K for the fiscal year ended April 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (a) Consolidated Statements of Operations, (b) Consolidated Statements of Comprehensive Income, (c) Consolidated Balance Sheets, (d) Consolidated Statements of Cash Flows, (e) Consolidated Statements of Stockholders’ Equity, and (f) Notes to Consolidated Financial Statements.

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

4.3
Second Supplemental Indenture dated as of June 24, 2015, between Brown-Forman Corporation and U.S. Bank National Association, as Trustee, incorporated into this report by reference to Exhibit 4.4 of Brown-Forman Corporation’s Form 8-K filed on June 29, 2015 (File No. 002-26821).

4.4	Form of 1.00% Note due 2018, incorporated into this report by reference to Exhibit 4.4 of Brown-Forman Corporation’s Form 8-K filed on December 12, 2012 (File No. 002-26821).
4.5	Form of 2.25% Note due 2023, incorporated into this report by reference to Exhibit 4.5 of Brown-Forman Corporation’s Form 8-K filed on December 12, 2012 (File No. 002-26821).
4.6	Form of 3.75% Note due 2043, incorporated into this report by reference to Exhibit 4.6 of Brown-Forman Corporation’s Form 8-K filed on December 12, 2012 (File No. 002-26821).
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

4.8
Officer’s Certificate dated June 29, 2015, pursuant to Sections 1.02, 2.02, 3.01 and 3.03 of the Indenture dated as of April 2, 2007, as supplemented by the First Supplemental Indenture dated as of December 13, 2010 and the Second Supplemental Indenture dated as of June 24, 2015, between Brown-Forman Corporation and U.S. Bank National Association, as Trustee, setting forth the terms of the 4.500% Notes due 2045, incorporated into this report by reference to Exhibit 4.3 of Brown-Forman Corporation’s Form S-3ASR Registration Statement filed on June 24, 2015 (File No. 333-205183).

4.9	Form of 4.500% Notes due 2045, incorporated into this report by reference to Exhibit 4.5 of Brown-Forman Corporation’s Form 8-K filed on June 29, 2015 (File No. 002-26821).
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

10.14
364-Day Credit Agreement, dated as of May 6, 2016, among Brown-Forman Corporation, certain lenders party thereto, Barclays Capital, as Syndication Agent, Bank of America, N.A. and Citibank, N.A. as Co-Documentation Agents, U.S. Bank National Association, as Administrative Agent, and U.S. Bank National Association, Barclays Capital, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners, incorporated into this report by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 8-K filed on May 6, 2016 (File No. 002-26821).

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
Chief Executive Officer and Chairman of the Company
Date: June 15, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on June 15, 2016, as indicated:

/s/ Geo. Garvin Brown IV
By:	Geo. Garvin Brown IV
Director, Chairman of the Board

/s/ Paul C. Varga
By:	Paul C. Varga
Director, Chief Executive Officer, and Chairman of the Company

/s/ Joan C. Lordi Amble
By:	Joan C. Lordi Amble
Director

/s/ Patrick Bousquet-Chavanne
By:	Patrick Bousquet-Chavanne
Director

/s/ Campbell P. Brown
By:	Campbell P. Brown
Director

/s/ Martin S. Brown, Jr.
By:	Martin S. Brown, Jr.
Director

/s/ Stuart R. Brown
By:	Stuart R. Brown
Director

/s/ Bruce L. Byrnes
By:	Bruce L. Byrnes
Director

/s/ John D. Cook
By:	John D. Cook
Director

/s/ Marshall B. Farrer
By:	Marshall B. Farrer
Director

/s/ Laura L. Frazier
By:	Laura L. Frazier
Director

/s/ Sandra A. Frazier
By:	Sandra A. Frazier
Director

/s/ Augusta Brown Holland
By:	Augusta Brown Holland
Director

/s/ Michael J. Roney
By:	Michael J. Roney
Director

/s/ Michael A. Todman
By:	Michael A. Todman
Director

/s/ James S. Welch, Jr.
By:	James S. Welch, Jr.
Director

/s/ Jane C. Morreau
By:	Jane C. Morreau
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Brian P. Fitzgerald
By:	Brian P. Fitzgerald
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended April 30, 2014, 2015, and 2016
(Expressed in millions)

Col. A	Col. B	Col. C(1)	Col. C(2)	Col. D		Col. E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions		Balance at End of Period
2014
Allowance for Doubtful Accounts	$9	$—	$—	$—		$9
2015
Allowance for Doubtful Accounts	$9	$2	$—	$1	(1)	$10
2016
Allowance for Doubtful Accounts	$10	$1	$—	$2	(1)	$9

(1)	Doubtful accounts written off, net of recoveries.