Form 10-Q
period 2016-07-31
BROWN FORMAN CORP
filed 2016-08-31
CIK 14693

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File No. 001-00123

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  July 31, 2016

Class A Common Stock ($.15 par value, voting)	169,080,654
Class B Common Stock ($.15 par value, nonvoting)	222,431,456

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended
	July 31,
	2015	2016
Sales	$900	$856
Excise taxes	201	195
Net sales	699	661
Cost of sales	208	208
Gross profit	491	453
Advertising expenses	95	82
Selling, general, and administrative expenses	169	163
Other expense (income), net	—	(5)
Operating income	227	213
Interest income	—	1
Interest expense	9	13
Income before income taxes	218	201
Income taxes	62	57
Net income	$156	$144
Earnings per share:
Basic	$0.38	$0.37
Diluted	$0.37	$0.36
Cash dividends per common share:
Declared	$0.3150	$0.3400
Paid	$0.1575	$0.1700
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended
	July 31,
	2015	2016
Net income	$156	$144
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(24)	(67)
Cash flow hedge adjustments	16	12
Postretirement benefits adjustments	4	3
Net other comprehensive income (loss)	(4)	(52)
Comprehensive income	$152	$92
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions)

	April 30, 2016	July 31, 2016
Assets
Cash and cash equivalents	$263	$459
Accounts receivable, less allowance for doubtful accounts of $9 and $9 at April 30 and July 31, respectively	559	501
Inventories:
Barreled whiskey	666	835
Finished goods	187	212
Work in process	116	119
Raw materials and supplies	85	96
Total inventories	1,054	1,262
Other current assets	357	339
Total current assets	2,233	2,561
Property, plant and equipment, net	629	645
Goodwill	590	756
Other intangible assets	595	649
Deferred tax assets	17	16
Other assets	119	128
Total assets	$4,183	$4,755
Liabilities
Accounts payable and accrued expenses	$501	$463
Dividends payable	—	67
Accrued income taxes	19	56
Short-term borrowings	271	288
Total current liabilities	791	874
Long-term debt	1,230	1,953
Deferred tax liabilities	101	122
Accrued pension and other postretirement benefits	353	344
Other liabilities	146	132
Total liabilities	2,621	3,425
Commitments and contingencies
Stockholders’ Equity
Common stock:
Class A, voting, $0.15 par value	13	25
Class B, nonvoting, $0.15 par value	21	43
Additional paid-in capital	114	74
Retained earnings	4,065	4,085
Accumulated other comprehensive income (loss), net of tax	(350)	(402)
Treasury stock, at cost (59,143,000 and 63,115,000 shares at April 30 and July 31, respectively)	(2,301)	(2,495)
Total stockholders’ equity	1,562	1,330
Total liabilities and stockholders’ equity	$4,183	$4,755
 See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Three Months Ended
	July 31,
	2015	2016
Cash flows from operating activities:
Net income	$156	$144
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	13	15
Stock-based compensation expense	3	4
Deferred income taxes	2	(11)
Changes in assets and liabilities, excluding the effects of acquisition of business	(27)	(24)
Cash provided by operating activities	147	128
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(307)
Additions to property, plant, and equipment	(39)	(16)
Computer software expenditures	—	(1)
Cash used for investing activities	(39)	(324)
Cash flows from financing activities:
Net change in short-term borrowings	(176)	(43)
Proceeds from long-term debt	490	717
Debt issuance costs	(5)	(5)
Net payments related to exercise of stock-based awards	(5)	(3)
Excess tax benefits from stock-based awards	12	—
Acquisition of treasury stock	(230)	(201)
Dividends paid	(65)	(67)
Cash provided by financing activities	21	398
Effect of exchange rate changes on cash and cash equivalents	(5)	(6)
Net increase in cash and cash equivalents	124	196
Cash and cash equivalents, beginning of period	370	263
Cash and cash equivalents, end of period	$494	$459
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In these notes, “we,” “us,” and “our” refer to Brown-Forman Corporation.

1.    Condensed Consolidated Financial Statements
We prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. In accordance with those rules and regulations, we condensed or omitted certain information and disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). We suggest that you read these condensed financial statements together with the financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended April 30, 2016 (2016 Form 10-K).

In our opinion, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments (unless otherwise indicated), necessary for a fair statement of our financial results for the periods covered by this report.

We prepared the accompanying financial statements on a basis that is substantially consistent with the accounting principles applied in our 2016 Form 10-K, but made the following changes during the first quarter of fiscal 2017:

•
We changed our presentation of excise taxes from the gross method (included in sales and costs) to the net method (excluded from sales). As a result, the amounts presented as “net sales” in our financial statements now exclude excise taxes. We believe the change in presentation to the net method is preferable because it is more representative of the internal financial information reviewed by management in assessing our performance and more consistent with the presentation used by our major competitors in their external financial statements. Prior period financial statements have been recast to conform to the new presentation.

•
We adopted new guidance related to certain aspects of the accounting for stock-based compensation, including the income tax consequences. Under the new guidance, we recognize all tax benefits related to stock-based compensation as an income tax benefit in our statement of operations, and include all income tax cash flows within operating activities in our statement of cash flows. Under the previous accounting guidance, we recognized some of those tax benefits (excess tax benefits) as additional paid-in capital and classified that amount as a financing activity in our statement of cash flows. We adopted these provisions of the new guidance on a prospective basis as of May 1, 2016. As a result, our net income and operating cash flows for the quarter ended July 31, 2016, include excess tax benefits of $2 million. Prior period financial statements have not been adjusted.

Also, under the new guidance, we recognize the excess tax benefits during the period in which the related awards vest or are exercised. Under the previous accounting guidance, we recognized those benefits during the period in which they reduced taxes payable. We adopted this provision of the new guidance on a modified retrospective basis with a cumulative-effect adjustment of $10 million to retained earnings as of May 1, 2016.

Also, as discussed in Note 12, our Class A and Class B common shares were split on a two-for-one basis during August 2016. As a result, all share and per share amounts reported in the accompanying financial statements and related notes are presented on a split-adjusted basis.

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

In June 2016, the FASB issued new guidance on accounting for credit losses. The new guidance will become effective for us beginning fiscal 2021, with voluntary early adoption permitted during our fiscal 2020. We are currently evaluating the potential impact of the new guidance on our financial statements.

2.    Inventories
We use the last-in, first-out (LIFO) method to determine the cost of most of our inventories. If the LIFO method had not been used, inventories at current cost would have been $248 million higher than reported as of April 30, 2016, and $253 million higher than reported as of July 31, 2016. Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

3.    Income Taxes
Our consolidated interim effective tax rate is based upon our expected annual operating income, statutory tax rates, and income tax laws in the various jurisdictions in which we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. The effective tax rate of 28.2% for the three months ended July 31, 2016, is based on an expected tax rate of 29.5% on ordinary income for the full fiscal year, as adjusted for the recognition of a net tax benefit related to discrete items arising during the period and interest on previously provided tax contingencies. Our expected tax rate includes current fiscal year additions for existing tax contingency items.

As discussed in Note 1, we adopted new accounting guidance for stock-based compensation, including the income tax consequences. As a result, our effective tax rate for the quarter reflects the impact of $2 million of tax benefits related to stock-based compensation that we recognized as a discrete item during the period.

4.    Earnings Per Share
We calculate basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share further includes the dilutive effect of stock-based compensation awards. We calculate that dilutive effect using the “treasury stock method” (as defined by GAAP).

The following table presents information concerning basic and diluted earnings per share:

	Three Months Ended
	July 31,
(Dollars in millions, except per share amounts)	2015	2016
Net income available to common stockholders	$156	$144
Share data (in thousands):
Basic average common shares outstanding	414,526	393,018
Dilutive effect of stock-based awards	2,750	2,991
Diluted average common shares outstanding	417,276	396,009

Basic earnings per share	$0.38	$0.37
Diluted earnings per share	$0.37	$0.36

We excluded common stock-based awards for approximately 1,288,000 shares and 1,173,000 shares from the calculation of diluted earnings per share for the three months ended July 31, 2015 and 2016, respectively. We excluded those awards because they were not dilutive for those periods under the treasury stock method.

5.    Commitments and Contingencies
We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe it is reasonably possible that these existing loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies are recorded as of July 31, 2016.

We have guaranteed the repayment by a third-party importer of its obligation under a bank credit facility that it uses in connection with its importation of our products in Russia. If the importer were to default on that obligation, which we believe is unlikely, our maximum possible exposure under the existing terms of the guaranty would be approximately $21 million (subject to changes in foreign currency exchange rates). Both the fair value and carrying amount of the guaranty are insignificant. As of July 31, 2016, our actual exposure under the guaranty of the importer's obligation is approximately $12 million.

Based on the financial support we provide to the importer, we believe it meets the definition of a variable interest entity. However, because we do not control this entity, it is not included in our consolidated financial statements.

6.    Debt
Our long-term debt (net of unamortized discount and issuance costs) consisted of:

(Principal and carrying amounts in millions)	April 30, 2016	July 31, 2016
1.00% notes, $250 principal amount, due in fiscal 2018	$249	$249
2.25% notes, $250 principal amount, due in fiscal 2023	248	248
1.20% notes, €300 principal amount, due in fiscal 2027	—	332
2.60% notes, £300 principal amount, due in fiscal 2029	—	391
3.75% notes, $250 principal amount, due in fiscal 2043	248	248
4.50% notes, $500 principal amount, due in fiscal 2046	485	485
	$1,230	$1,953
We issued senior, unsecured notes with an aggregate principal amount of 300 million euros in July 2016. Interest on these notes will accrue at a rate of 1.20% and be paid annually. As of July 31, 2016, the carrying amount of these notes was $332 million ($335 million principal, less unamortized discounts and issuance costs). These notes are due on July 7, 2026.
In addition, we issued senior, unsecured notes with an aggregate principal amount of 300 million British pounds in July 2016. Interest on these notes will accrue at a rate of 2.60% and be paid annually. As of July 31, 2016, the carrying amount of these notes was $391 million ($397 million principal, less unamortized discounts and issuance costs). These notes are due on July 7, 2028.
As of April 30, 2016, our short-term borrowings of $271 million included $269 million of commercial paper, with an average interest rate of 0.53% and a remaining maturity of 26 days. As of July 31, 2016, our short-term borrowings of $288 million included $285 million of commercial paper, with an average interest rate of 0.66% and a remaining maturity of 12 days.

7.    Pension and Other Postretirement Benefits
The following table shows the components of the pension and other postretirement benefit cost recognized for our U.S. benefit plans during the periods covered by this report. Information about similar international plans is not presented due to immateriality.

	Three Months Ended
	July 31,
(Dollars in millions)	2015	2016
Pension Benefits:
Service cost	$6	$6
Interest cost	9	9
Expected return on plan assets	(10)	(10)
Amortization of net actuarial loss	7	6
Net cost	$12	$11

Other Postretirement Benefits:
Interest cost	1	1
Amortization of prior service cost (credit)	—	(1)
Net cost	$1	$—

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity.
The following table summarizes the assets and liabilities measured or disclosed at fair value on a recurring basis:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
April 30, 2016:
Assets:
Currency derivatives	$—	$19	$—	$19
Liabilities:
Currency derivatives	—	10	—	10
Short-term borrowings	—	271	—	271
Long-term debt	—	1,293	—	1,293
July 31, 2016:
Assets:
Currency derivatives	—	28	—	28
Liabilities:
Currency derivatives	—	5	—	5
Short-term borrowings	—	288	—	288
Long-term debt	—	2,122	—	2,122

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

9.    Fair Value of Financial Instruments
The fair value of cash, cash equivalents, and short-term borrowings approximate the carrying amounts due to the short maturities of these instruments. We determine the fair value of currency derivatives and long-term debt as discussed in Note 8.

Below is a comparison of the fair values and carrying amounts of these instruments:

	April 30, 2016		July 31, 2016
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$263	$263	$459	$459
Currency derivatives	19	19	28	28
Liabilities:
Currency derivatives	10	10	5	5
Short-term borrowings	271	271	288	288
Long-term debt	1,230	1,293	1,953	2,122

10.    Derivative Financial Instruments and Hedging Activities
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

We had outstanding currency derivatives, related primarily to our euro, British pound, and Australian dollar exposures, with notional amounts totaling $1,265 million at April 30, 2016 and $1,164 million at July 31, 2016.

During the quarter ended July 31, 2016, we used some currency derivative forward contracts and foreign currency-denominated long-term debt as after-tax net investment hedges of our investments in certain foreign subsidiaries. Any change in value of the designated portion of the hedging instruments is recorded in AOCI, offsetting the foreign currency translation adjustment of the related net investments that is also recorded in AOCI. As of July 31, 2016, $569 million of our foreign currency-denominated debt was designated as a net investment hedge. Our net investment hedges are intended to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates.

We do not designate some of our currency derivatives and foreign currency-denominated debt as hedges because we use them to at least partially offset the immediate earnings impact of changes in foreign exchange rates on existing assets or liabilities. We immediately recognize the change in fair value of these instruments in earnings.

We use forward purchase contracts with suppliers to protect against corn price volatility. We expect to physically take delivery of the corn underlying each contract and use it for production over a reasonable period of time. Accordingly, we account for these contracts as normal purchases rather than derivative instruments.

During May 2015, we entered into interest rate derivative contracts (U.S. Treasury lock agreements) to manage the interest rate risk related to the anticipated issuance of fixed-rate senior, unsecured notes. We designated the contracts as cash flow hedges of the future interest payments associated with the anticipated notes. Upon issuance in June 2015 of an aggregate principal amount of $500 million of the 4.50% notes, due June 15, 2045, we settled the contracts for a gain of $8 million. The entire gain was recorded to AOCI and will be amortized as a reduction of interest expense over the life of the notes.

The following table presents the pre-tax impact that changes in the fair value of our derivative instruments and non-derivative hedging instruments had on AOCI and earnings during the periods covered by this report:

		Three Months Ended
		July 31,
(Dollars in millions)	Classification	2015	2016
Derivative Instruments
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$29	$29
Net gain (loss) reclassified from AOCI into income	Net sales	13	10
Interest rate derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	8	—
Currency derivatives designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	—	8
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in income	Net sales	3	1
Net gain (loss) recognized in income	Other income	4	(5)
Non-Derivative Hedging Instruments
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	—	(10)
Foreign currency-denominated debt not designated as hedging instrument:
Net gain (loss) recognized in income	Other income	—	(1)

We expect to reclassify $23 million of deferred net gains on cash flow hedges recorded in AOCI as of July 31, 2016, to earnings during the next 12 months. This reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur. As of July 31, 2016, the maximum term of our outstanding derivative contracts was 36 months.

We did not reclassify any deferred gains or losses related to net investment hedges from AOCI to earnings during the three months ended July 31, 2016. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, we did not have any ineffectiveness related to net investment hedges during the three months ended July 31, 2016.

The carrying amounts of our foreign currency-denominated debt are presented in Note 6. The following table presents the fair values of our derivative instruments as of April 30, 2016 and July 31, 2016.

(Dollars in millions)	Classification	Fair value of derivatives in a gain position	Fair value of derivatives in a loss position
April 30, 2016:
Designated as cash flow hedges:
Currency derivatives	Other current assets	$23	$(2)
Currency derivatives	Other assets	3	(2)
Currency derivatives	Accrued expenses	4	(8)
Currency derivatives	Other liabilities	3	(9)
Not designated as hedges:
Currency derivatives	Other current assets	1	(4)
July 31, 2016:
Designated as cash flow hedges:
Currency derivatives	Other current assets	25	(3)
Currency derivatives	Other assets	14	(6)
Currency derivatives	Accrued expenses	10	(5)
Currency derivatives	Other liabilities	1	(2)
Not designated as hedges:
Currency derivatives	Other current assets	—	(2)
Currency derivatives	Accrued expenses	—	(9)

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

Some of our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. The aggregate fair value of all derivatives with creditworthiness requirements that were in a net liability position was $8 million at April 30, 2016 and $5 million at July 31, 2016.

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

(Dollars in millions)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet	Net Amounts
April 30, 2016:
Derivative assets	$34	$(15)	$19	$(6)	$13
Derivative liabilities	(25)	15	(10)	6	(4)
July 31, 2016:
Derivative assets	50	(22)	28	(3)	25
Derivative liabilities	(27)	22	(5)	3	(2)

No cash collateral was received or pledged related to our derivative contracts as of April 30, 2016 and July 31, 2016.

11.    Goodwill and Other Intangible Assets
The following table summarizes the changes in goodwill and other intangible assets during the three months ended July 31, 2016:

(Dollars in millions)	Goodwill	Other Intangible Assets
Balance at April 30, 2016	$590	$595
Acquisitions (Note 14)	182	65
Foreign currency translation adjustment	(16)	(11)
Balance at July 31, 2016	$756	$649

Our other intangible assets consist of trademarks and brand names, all with indefinite useful lives.

12.    Stockholders’ Equity
The following table summarizes the changes in stockholders’ equity during the three months ended July 31, 2016:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2016	$13	$21	$114	$4,065	$(350)	$(2,301)	$1,562
Cumulative effect of change in accounting principle (Note 1)				10			10
Net income				144			144
Net other comprehensive income (loss)					(52)		(52)
Cash dividends				(134)			(134)
Acquisition of treasury stock						(201)	(201)
Stock-based compensation expense			4				4
Stock issued under compensation plans						7	7
Loss on issuance of treasury stock issued under compensation plans			(10)				(10)
Stock split	12	22	(34)				—
Balance at July 31, 2016	$25	$43	74	4,085	(402)	(2,495)	1,330

Stock split. On May 26, 2016, our Board of Directors approved a two-for-one stock split for our Class A and Class B common stock, subject to stockholder approval of an amendment to our Restated Certificate of Incorporation. The amendment, which was approved by stockholders on July 28, 2016, increased the number of authorized shares of Class A common stock from 85,000,000 to 170,000,000. The amendment did not change the number of authorized Class B common shares, which remains at 400,000,000.

The stock split, which was effected as a stock dividend, resulted in the issuance of one new share of Class A common stock for each share of Class A common stock outstanding and one new share of Class B common stock for each share of Class B common stock outstanding. The stock split was also applied to our treasury shares. Thus, the stock split increased the number of Class A shares issued from 85,000,000 to 170,000,000, and increased the number of Class B shares issued from 142,313,000 to 284,626,000. The new shares were distributed on August 18, 2016, to shareholders of record as of August 8, 2016.

As a result of the stock split, we reclassified approximately $34 million from additional paid-in capital to common stock during the quarter ended July 31, 2016. The $34 million represents the $0.15 par value per share of the new shares issued in the stock split.

All share and per share amounts reported in the accompanying financial statements and related notes are presented on a split-adjusted basis.

Dividends. The following table summarizes the cash dividends declared per share on our Class A and Class B common stock during the three months ended July 31, 2016:

Declaration Date	Record Date	Payable Date	Amount per Share
May 26, 2016	June 6, 2016	July 1, 2016	$0.17
July 28, 2016	September 1, 2016	October 3, 2016	$0.17

Accumulated Other Comprehensive Income. The following table summarizes the changes in each component of AOCI, net of tax, during the three months ended July 31, 2016:

(Dollars in millions)	Currency Translation Adjustments	Cash Flow Hedge Adjustments	Postretirement Benefits Adjustments	Total AOCI
Balance at April 30, 2016	$(131)	$11	$(230)	$(350)
Net other comprehensive income (loss)	(67)	12	3	(52)
Balance at July 31, 2016	$(198)	$23	$(227)	$(402)

13.    Other Comprehensive Income
The following table presents the components of net other comprehensive income (loss):

	Three Months Ended			Three Months Ended
	July 31, 2015			July 31, 2016
(Dollars in millions)	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Currency translation adjustments:
Net gain (loss) on currency translation	$(23)	$(1)	$(24)	$(68)	$1	$(67)
Reclassification to earnings	—	—	—	—	—	—
Other comprehensive income (loss), net	(23)	(1)	(24)	(68)	1	(67)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	37	(12)	25	29	(11)	18
Reclassification to earnings[1]	(13)	4	(9)	(10)	4	(6)
Other comprehensive income (loss), net	24	(8)	16	19	(7)	12
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	—	—	—	—	—	—
Reclassification to earnings[2]	7	(3)	4	5	(2)	3
Other comprehensive income (loss), net	7	(3)	4	5	(2)	3

Total other comprehensive income (loss), net	$8	$(12)	$(4)	$(44)	$(8)	$(52)
1Pre-tax amount is classified as net sales in the accompanying consolidated statements of operations.
2Pre-tax amount is a component of pension and other postretirement benefit expense (as shown in Note 7, except for amounts related to non-U.S. benefit plans, about which no information is presented in Note 7 due to immateriality).

14.    Acquisition of Business
On June 1, 2016, we acquired The BenRiach Distillery Company Limited (BenRiach) for aggregate consideration of approximately $407 million, consisting of a purchase price of approximately $341 million and approximately $66 million in assumed debt and transaction-related obligations that we have since paid. The acquisition, which brings three single malt Scotch whisky brands into our whiskey portfolio, includes brand trademarks, inventories, three malt distilleries, a bottling plant, and BenRiach’s headquarters in Edinburgh, Scotland.
The purchase price of approximately $341 million included cash of approximately $307 million paid at the acquisition date for 90% of the voting interests in BenRiach and a liability of approximately $34 million related to a put and call option agreement for the remaining 10% equity shares. Under that agreement, we may choose (or be required) to purchase the remaining 10% for approximately 24 million British pounds (approximately $34 million at the exchange rate on June 1, 2016) during the one-year period ending November 14, 2017.

The purchase price of approximately $341 million was preliminarily allocated based on management’s estimates and independent appraisals as follows:

(Dollars in millions)	June 1, 2016
Accounts receivable	$11
Inventories	159
Other current assets	1
Property, plant, and equipment	19
Goodwill	182
Trademarks and brand names	65
Total assets	437

Accounts payable and accrued expenses	12
Short-term borrowings	59
Deferred tax liabilities	25
Total liabilities	96

Net assets acquired	$341
Goodwill is calculated as the excess of the purchase price over the fair value of the net identifiable assets acquired. The goodwill resulting from this acquisition is primarily attributable to the following: (a) the value of leveraging our distribution network and brand-building expertise to grow global sales of the existing single malt Scotch whisky brands acquired, (b) the valuable opportunity provided by the combination of the rather scarce identifiable assets to develop new products and line extensions in the especially attractive premium Scotch whisky category, and (c) the accumulated knowledge and expertise of the organized workforce employed by the acquired business. None of the preliminary goodwill amount of $182 million is expected to be deductible for tax purposes.
The initial allocation of the purchase price was based on preliminary estimates and may be revised as asset valuations are finalized and further information is obtained on the fair value of liabilities.
BenRiach’s results of operations, which have been included in our financial statements since the acquisition date, were not material for the period ended July 31, 2016. Pro forma results are not presented due to immateriality.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with both our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report and our 2016 Form 10-K. Note that the results of operations for the three months ended July 31, 2016 do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, “we,” “us,” and “our” refer to Brown-Forman Corporation.

As discussed in Note 12 to the accompanying financial statements, our Class A and Class B common shares were split on a two-for-one basis during August 2016. As a result, all share and per share amounts reported in the following discussion and analysis are presented on a split-adjusted basis.

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
We present changes in certain income statement line items that are adjusted to an “underlying” basis, which we believe assists in understanding both our performance from period to period on a consistent basis, and the trends of our business. Non-GAAP “underlying” measures include changes in (a) underlying net sales, (b) underlying cost of sales, (c) underlying gross profit, (d) underlying advertising expenses, (e) underlying selling, general, and administrative (SG&A) expenses, and (f) underlying operating income. To calculate these measures, we adjust, as applicable, for (a) foreign currency exchange; (b) estimated net changes in distributor inventories, and (c) the impact of acquisition and divestiture activity. We explain these adjustments below:

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

•
“Acquisitions and divestitures.” On June 1, 2016, we acquired 90% of the voting equity interests in The BenRiach Distillery Company Limited (BenRiach) for approximately $307 million in cash. The acquisition, which brings three single malt Scotch whisky brands into our whiskey portfolio, includes brand trademarks, inventories, three malt distilleries, a bottling plant, and BenRiach’s headquarters in Edinburgh, Scotland. The combination of the purchase price and assumed obligations reflects aggregate consideration of approximately $407 million. On January 14, 2016, we reached an agreement to sell our Southern Comfort and Tuaca brands and related assets to Sazerac Company, Inc. The transaction closed March 1, 2016, for $543 million in cash (subject to a post-closing inventory adjustment), which resulted in a gain of $485 million in the fourth quarter of fiscal 2016. This adjustment removes (a) transaction-

related costs for the acquisition and divestiture and (b) operating activity for the acquisition and divestiture for the non-comparable period, which is fiscal 2016 activity for Southern Comfort and Tuaca and fiscal 2017 activity for Southern Comfort, Tuaca, and BenRiach. We believe that these adjustments allow us to understand better our underlying results on a comparable basis.
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

•	Risks associated with acquisitions, dispositions, business partnerships or investments – such as acquisition integration, or termination difficulties or costs, or impairment in recorded value

•	Inadequate protection of our intellectual property rights

•	Product recalls or other product liability claims; product counterfeiting, tampering, contamination, or product quality issues

•	Significant legal disputes and proceedings; government investigations (particularly of industry or company business, trade or marketing practices)

•	Failure or breach of key information technology systems

•	Negative publicity related to our company, brands, marketing, personnel, operations, business performance, or prospects

•	Failure to attract or retain key executive or employee talent

•	Our status as a family “controlled company” under New York Stock Exchange rules
Summary of Operating Performance

	Three months ended July 31,
	2015	2016	Reported Change	Underlying Change[1]

Net sales	$699	$661	(5%)	2%
Cost of sales	208	208	—%	3%
Gross profit	491	453	(8%)	2%
Advertising	95	82	(14%)	(1%)
SG&A	169	163	(4%)	(2%)
Operating income	$227	$213	(6%)	6%

Gross margin	70.3%	68.5%	(1.8)pp
Operating margin	32.5%	32.2%	(0.3)pp
Interest expense, net	$9	13	41%
Effective tax rate	28.5%	28.2%	(0.3)pp
Diluted earnings per share	$0.37	$0.36	(2)%

1See “Non-GAAP Financial Measures” above for details on our use of “underlying changes”, including how these measures are calculated and the reasons why we think this information is useful to readers.
Overview
For the three months ended July 31, 2016, compared to the same period last year, we grew underlying net sales 2% (reported declined 5%) and underlying operating income 6% (reported declined 6%). Excluding the impact of acquisitions and divestitures, reported net sales declined 2% and reported operating income increased 4%. Our underlying operating results were driven by the underlying net sales growth of the Jack Daniel's family of brands, including solid contributions from Jack Daniel’s Tennessee Whiskey (JDTW), Woodford Reserve, and our tequila brands, led by Herradura and el Jimador. Our underlying operating income also benefited from the reduction of underlying advertising and SG&A expenses, much of which is considered to be timing related only.
Our financial condition remained strong. We received proceeds of $717 million from the issuance of long-term debt in July 2016, while purchasing BenRiach, continuing to invest in our capacity expansion projects, and returning $268 million to shareholders during the three months ended July 31, 2016 through dividends and share repurchases.

RESULTS OF OPERATIONS – FISCAL 2017 YEAR-TO-DATE HIGHLIGHTS
Market Highlights
The following table provides supplemental information for our largest markets for the three months ended July 31, 2016, compared to the same period last year. We discuss results for the markets most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the three months ended July 31, 2016, compared to the same period last year.
Top 10 Markets[1] - Fiscal 2017 Net Sales Growth by Geographic Area

	Percentage change versus prior year period
Three months ended July 31, 2016	Net Sales[2]
Geographic area	Reported	Acquisitions & Divestitures	Foreign Exchange	Net Chg in Est. Distributor Inventories	Underlying
United States	(3%)	7%	—%	—%	5%
Europe	(16%)	4%	5%	9%	2%
United Kingdom	(18%)	13%	18%	—%	13%
Germany	(1%)	4%	5%	—%	8%
Poland	3%	—%	5%	—%	8%
France	4%	—%	4%	—%	8%
Turkey	(31%)	—%	8%	—%	(23%)
Russia	NM	—%	(15%)	140%	(12%)
Rest of Europe	(17%)	2%	1%	7%	(6%)
Australia	8%	4%	(9%)	—%	2%
Other	(4%)	1%	7%	(3%)	1%
Mexico	(1%)	—%	18%	(1%)	17%
Canada	(24%)	4%	2%	19%	1%
Rest of Other	(1%)	1%	2%	(10%)	(9%)
Travel Retail	9%	4%	1%	(3%)	12%
Other non-branded	(1%)	(34%)	—%	—%	(35%)
Total	(5%)	3%	2%	2%	2%
Note: Totals may differ due to rounding

1Top 10 markets are ranked based on percentage of total Fiscal 2016 Net Sales. See 2016 Form 10-K “Results of Operations - Fiscal 2016 Market Highlights” and “Note 14. Supplemental Information.”
2See “Non-GAAP Financial Measures” above for details on our use of “underlying change” in net sales, including how this measure is calculated and the reasons why we think this information is useful to readers.

•
United States. Reported net sales declined 3%, while underlying net sales increased 5% after adjusting for the absence of revenues following the sale of Southern Comfort and Tuaca. Underlying net sales gains were driven primarily by the growth of our American whiskey portfolio, led by JDTW, Woodford Reserve, and Jack Daniel’s Tennessee Honey (JDTH), and our tequila brands, led by Herradura and el Jimador. This growth was partially offset by declines in Jack Daniel’s Tennessee Fire (JDTF), where prior year volumes were high due to the national introduction in late fiscal 2015, and Canadian Mist.

•
Europe. Reported net sales decreased 16%, while underlying net sales grew 2% after adjusting for (a) the absence of revenues following the sale of Southern Comfort and Tuaca, (b) the negative effect of foreign exchange, and (c) an estimated net decrease in distributor inventories primarily in Russia. The growth in underlying net sales was led by the United Kingdom, Germany, France, and Poland, partially offset by declines in Turkey and Russia where geopolitical instability and economic conditions remain weak.

◦
In the United Kingdom, Germany, Poland, and France underlying net sales growth was driven by higher volumes of JDTW. Higher volumes of JD RTDs also contributed to the growth in the United Kingdom and Germany.

◦	In Turkey, underlying net sales declined, driven by lower volumes for JDTW resulting from the political and economic instability in the market.

◦
In Russia, underlying net sales declines were driven primarily by lower volumes for Finlandia following price increases intended to offset the devaluation of the ruble. These declines were partially offset by volume growth for JDTW. We believe that the declines in the market are driven by weak economic conditions and consumer trends favoring local products.

•
Australia. Reported net sales increased 8%, while underlying net sales increased 2% after adjusting for (a) the negative effect of the absence of revenues following the sale of Southern Comfort and Tuaca and (b) the positive effect of foreign exchange. Underlying net sales growth was driven by volumetric gains of JDTW and expansion of JDTF after introduction in late fiscal 2016, partially offset by declines in JD RTDs due to price/mix.

•	Other. Underlying net sales growth was led by Mexico and Japan, both partially improved by buy-ins ahead of price increases, partially offset by declines in sub-Saharan Africa, China, and Brazil.

•
Travel Retail. After soft results in the same period last year, reported net sales increased 9%, while underlying net sales increased 12% after adjusting reported results for (a) the absence of revenues following the sale of Southern Comfort and Tuaca, (b) the negative effect of foreign exchange, and (c) an estimated net increase in distributor inventories. Underlying net sales growth was led by JDTW, Woodford Reserve, and Gentleman Jack.

•
Other non-branded. Reported net sales declined 1%, while underlying net sales declined 35% due primarily to declines in used barrel sales reflecting lower prices and volumes as a result of weaker demand from blended Scotch industry buyers.

Brand Highlights
The following table highlights the worldwide results of our largest brands for the three months ended July 31, 2016, compared to the same period last year. We discuss results of the brands most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the three months ended July 31, 2016, compared to the same period last year.
Major Brands Worldwide Results

	Percentage change versus prior year
Three months ended July 31, 2016	Volumes	Net Sales[1]
Brand family / brand	9L Depletions	Reported	Foreign Exchange	Net Chg in Est. Distributor Inventories	Underlying
Jack Daniel’s Family	5%	(3%)	3%	2%	3%
Jack Daniel’s Tennessee Whiskey	2%	(5%)	3%	4%	2%
Jack Daniel’s Tennessee Honey	6%	(1%)	3%	3%	5%
Other Jack Daniel’s whiskey brands[2]	4%	13%	2%	(11%)	4%
Jack Daniel’s RTDs/RTP[3]	10%	(3%)	8%	1%	7%
New Mix RTDs	2%	(10%)	16%	—%	6%
Finlandia	(1%)	(10%)	—%	6%	(4%)
Canadian Mist	(15%)	(17%)	—%	—%	(17%)
El Jimador	11%	9%	5%	(4%)	10%
Woodford Reserve	26%	19%	1%	4%	24%
Herradura	15%	16%	8%	(6%)	18%
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

•
Jack Daniel’s family of brands grew underlying net sales 3% (reported declined 3%) and was the most significant contributor to our underlying net sales growth. Reported net sales were hurt by foreign exchange due to the strengthening of the dollar and an estimated net decrease in distributor inventories primarily in Russia. The following are details about the underlying performance of the Jack Daniel’s family of brands:

◦
JDTW grew underlying net sales in most of our top markets, led by the United States, Japan, Poland, Travel Retail, the United Kingdom, France, Mexico, Germany, and Australia. These increases were partially offset by declines in certain emerging markets, notably Turkey, sub-Saharan Africa, China, and Latin America.

◦	JDTH grew underlying net sales in the United States, the United Kingdom, and Germany. These gains were partially offset by declines in Brazil and Turkey.

◦
Among our Other Jack Daniel’s whiskey brands, the most significant contributor to underlying net sales growth was Gentleman Jack, which was driven by growth in the United States and Travel Retail. This growth was partially offset by declines in JDTF in the United States, where prior year volumes were high due to the national introduction in late fiscal 2015.

◦	The increase in underlying net sales growth for Jack Daniel’s RTDs/RTP was driven by volume gains in the United Kingdom, Mexico, and Germany.

•	Underlying net sales for New Mix RTDs in Mexico increased 6% (reported declined 10%) driven by higher price and volume gains.

•
Underlying net sales for Finlandia decreased 4% (reported declined 10%) driven predominately by lower volumes in Russia. In Poland, the brand’s largest market, net sales declined 2% as it continued to suffer from generally weak consumer demand for premium vodkas in this competitive marketplace.

•	Underlying net sales for Canadian Mist declined 17% (reported decreased 17%) primarily driven by volume declines in the United States.

•	Underlying net sales for el Jimador increased 10% (reported increased 9%) driven by volume gains in the United States and Mexico, partially attributable to buy-in ahead of price increases in Mexico.

•
Woodford Reserve led the growth of our super- and ultra-premium American whiskeys with underlying net sales increasing 24% (reported increased 19%). Most of this growth came from the United States, where the brand continued to grow volumetrically with strong consumer takeaway trends. Outside the United States, growth was improved by distribution expansion in Travel Retail.

•
Underlying net sales of Herradura increased 18% (reported increased 16%) driven primarily by increased volumes in the brand’s largest markets, the United States and Mexico, partially attributable to buy-in ahead of price increases in Mexico.

RESULTS OF OPERATIONS – YEAR-OVER-YEAR PERIOD COMPARISONS
NET SALES

Percentage change versus the prior year period ended July 31	3 Months
Change in reported net sales	(5%)
Acquisitions and divestitures	3%
Foreign exchange	2%
Estimated net change in distributor inventories	2%
Change in underlying net sales	2%

Change in underlying net sales attributed to:
Volume	1%
Net price/mix	1%
Note: Totals may differ due to rounding
For the three months ended July 31, 2016, net sales were $661 million, a decrease of 5% or $37 million compared to the same period last year. After adjusting reported results for (a) the absence of revenues following the sale of Southern Comfort and Tuaca, (b) the negative effect of foreign exchange, and (c) the estimated net decrease in distributor inventories, underlying net sales grew 2%. The change in underlying net sales was driven by 1% volume growth and 1% price/mix. Volume growth was led by JDTW, el Jimador, and Woodford Reserve. Mix benefited from a shift in sales out of lower priced brands, such as Canadian Mist, to higher priced brands, most notably Woodford Reserve and the Jack Daniel's family of brands.
The primary factors contributing to the growth in underlying net sales for the three months ended July 31, 2016 were:

•	growth of our American whiskey portfolio in the United States, led by JDTW, Woodford Reserve, and Gentleman Jack;

•	broad-based international growth of JDTW, led by Japan, Poland, Travel Retail, the United Kingdom, France, Mexico, Germany, and Australia;

•	growth of our tequila brands, including Herradura and el Jimador, in the United States and Mexico;

•	volume growth of JD RTDs, led by the United Kingdom, Mexico, and Germany;

•	growth of Korbel Champagne and Sonoma-Cutrer in the United States; and

•	JDTH growth led by the United States, the United Kingdom, and Germany.
The primary factors partially offsetting the growth in underlying net sales for the three months ended July 31, 2016 were:

•	declines in used barrel sales reflecting lower prices and volumes as a result of weaker demand from blended Scotch industry buyers;
•volume declines of JDTW in certain emerging markets, including Turkey and sub-Saharan Africa;
•a reduction in volumes for lower-margin agency brands that we no longer distribute;

•	declines in JDTF in the United States, where prior year volumes were high due to the national introduction in late fiscal 2015; and
•volume declines of Canadian Mist in the United States.

COST OF SALES

Percentage change versus the prior year period ended July 31	3 Months
Change in reported cost of sales	—%
Acquisitions and divestitures	(1%)
Foreign exchange	—%
Estimated net change in distributor inventories	3%
Change in underlying cost of sales	3%

Change in underlying cost of sales attributed to:
Volume	1%
Cost/mix	1%
Note: Totals may differ due to rounding
Cost of sales for the three months ended July 31, 2016 was unchanged at $208 million when compared to the same period last year. Underlying cost of sales increased 3% after adjusting reported costs for (a) acquired and divested brands and (b) the estimated net decrease in distributor inventories. The increase in underlying cost of sales was driven by an increase in volumes, higher input costs for wood and grain, incremental value-added packaging, and a shift in product mix to higher cost brands, partially offset by lower freight costs. Looking ahead, we expect that input costs will increase in the low single digits.
GROSS PROFIT

Percentage change versus the prior year period ended July 31	3 Months
Change in reported gross profit	(8%)
Acquisitions and divestitures	5%
Foreign exchange	3%
Estimated net change in distributor inventories	1%
Change in underlying gross profit	2%
Note: Totals may differ due to rounding
Gross profit of $453 million decreased $38 million or 8% for the three months ended July 31, 2016. Underlying gross profit grew 2% after adjusting reported results for (a) the absence of profit following the sale of Southern Comfort and Tuaca, (b) the negative effect of foreign exchange, and (c) the estimated net decrease in distributor inventories. The increase in underlying gross profit resulted from the same factors that contributed to the increase in underlying net sales.
Gross margin decreased to 68.5% for the three months ended July 31, 2016, down approximately 180 basis points from 70.3% in the same period last year driven by the absence of profit following the sale of Southern Comfort and Tuaca and the negative effect of foreign exchange.
ADVERTISING EXPENSES

Percentage change versus the prior year period ended July 31	3 Months
Change in reported advertising	(14%)
Acquisitions and divestitures	10%
Foreign exchange	3%
Change in underlying advertising	(1%)
Note: Totals may differ due to rounding
Advertising expenses of $82 million decreased $13 million, or 14%, for the three months ended July 31, 2016 compared to the same period last year. Underlying advertising expenses decreased 1% after adjusting reported results for the positive effect of the absence of expenses following the sale of Southern Comfort and Tuaca and the benefit of foreign exchange. The decrease in underlying advertising expense was driven by lower spending on JDTF in the United States, following the launch related spending in the United States last year, Finlandia, and el Jimador, partially offset by higher spending on JDTW and JD RTDs.

SELLING, GENERAL, AND ADMINISTRATIVE (SG&A) EXPENSES

Percentage change versus the prior year period ended July 31	3 Months
Change in reported SG&A	(4%)
Acquisitions and divestitures	—%
Foreign exchange	2%
Change in underlying SG&A	(2%)
Note: Totals may differ due to rounding
SG&A expenses of $163 million decreased $6 million, or 4% for the three months ended July 31, 2016, while underlying SG&A expenses declined 2% after adjusting reported results for costs related to acquisitions and divestitures and the favorable effect of foreign exchange. The decrease in underlying SG&A was driven by the timing of compensation and related expenses.
OPERATING INCOME

Percentage change versus the prior year period ended July 31	3 Months
Change in reported operating income	(6%)
Acquisitions and divestitures	9%
Foreign exchange	—%
Estimated net change in distributor inventories	3%
Change in underlying operating income	6%
Note: Totals may differ due to rounding
Operating income of $213 million decreased $13 million, or 6%, for the three months ended July 31, 2016 compared to the same period last year. Underlying operating income grew 6% after adjusting for (a) acquisitions and divestitures and (b) the estimated net decrease in distributor inventories. The same factors that contributed to the growth in underlying gross profit also contributed to the growth in underlying operating income. In addition, leverage from lower operating expenses, largely timing related, also contributed to the increase in underlying operating income.
Operating margin declined 30 basis points to 32.2% for the three months ended July 31, 2016 from 32.5% in the same period last year. The decrease in our operating margin was due to the absence of Southern Comfort and Tuaca. Our operating margin improved 170 basis points excluding acquisitions and divestitures, driven by the same factors that improved our underlying operating income.
The effective tax rate in the three months ended July 31, 2016 was 28.2% compared to 28.5% for the same period last year. The decrease in our effective tax rate was primarily driven by an increase in the beneficial impact of foreign earnings at lower rates, partially offset by a reduction in the U.S. tax benefits related to domestic manufacturing activities and an increase in U.S. tax on foreign exchange.
Diluted earnings per share of $0.36 in the three months ended July 31, 2016 decreased 2% from the $0.37 reported for the same period last year. The decrease in diluted earnings per share for the three-month period resulted from the absence of Southern Comfort and Tuaca profits this fiscal year, partially offset by the increase in underlying operating income and a reduction in shares outstanding resulting from share repurchases.

Liquidity and Financial Condition
Cash flows. Cash and cash equivalents increased $196 million during the three months ended July 31, 2016, compared to an increase of $124 million during the same period last year. Cash provided by operations of $128 million was down $19 million from the same period last year, largely reflecting lower earnings. Cash used for investing activities was $324 million during the three months ended July 31, 2016, compared to $39 million for the the same prior-year period. The $285 million increase largely reflects $307 million in cash paid to acquire BenRiach (see Note 14 to the accompanying financial statements), partially offset by a $23 million decline in capital spending.
Cash provided by financing activities was $398 million during the three months ended July 31, 2016, up $377 million from the $21 million of cash provided by financing activities during the same period last year. The increase largely reflects $227 million more in proceeds from long-term debt and $133 million less in repayments of short-term borrowings compared to the prior period. (See Note 6 to the accompanying financial statements for information about the long-term debt issued during the period ended July 31, 2016). The impact on cash and cash equivalents as a result of exchange rate changes was a decline of $6 million for the three months ended July 31, 2016, compared to a decline of $5 million for the same period last year.
Liquidity. We continue to manage liquidity conservatively to meet current obligations, fund capital expenditures, maintain dividends, and continue share repurchases while reserving adequate debt capacity for acquisition opportunities.
In addition to our cash and cash equivalent balances, we have access to several liquidity sources to supplement our cash flow from operations. One of those sources is our $1.2 billion commercial paper program that we regularly use to fund our short-term credit needs. During the quarter ended July 31, 2016, our commercial paper borrowings averaged $765 million, with an average maturity of 35 days and an average interest rate of 0.61%. Commercial paper outstanding was $269 million at April 30, 2016, and $285 million at July 31, 2016.
Our commercial paper program is supported with available commitments under our currently undrawn $800 million bank credit facility that matures on November 20, 2018, and our currently undrawn $400 million 364-day credit facility that matures on May 5, 2017. Further, we believe that the markets for investment-grade bonds and private placements are accessible sources of long-term financing that could meet any additional liquidity needs. Although unlikely, under extreme market conditions, one or more participating banks may not be able to fully fund its commitments under our credit facility.
We have high credit standards when initiating transactions with counterparties, and we closely monitor our counterparty risks with respect to our cash balances and derivative contracts. If a counterparty’s credit quality were to deteriorate below our credit standards, we would expect either to liquidate exposures or require the counterparty to post appropriate collateral.
As of July 31, 2016, we had total cash and cash equivalents of $459 million. Of this amount, $416 million was held by foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We do not expect to need the cash generated by those foreign subsidiaries to fund our domestic operations. In the unforeseen event that we were to repatriate cash from those foreign subsidiaries, we would be required to provide for and pay U.S. taxes on permanently repatriated earnings.
As announced on July 28, 2016, our Board of Directors declared a regular quarterly cash dividend of $0.17 per share on our Class A and Class B common stock. Stockholders of record on September 1, 2016, will receive the cash dividend on October 3, 2016.
We believe our current liquidity position is strong and sufficient to meet all of our future financial commitments. A quantitative covenant of our $800 million bank credit facility requires the ratio of consolidated EBITDA (as defined in the agreement) to consolidated interest expense to be at least 3 to 1. At July 31, 2016, with a ratio of 22 to 1, we were well within the covenant’s parameters. The $400 million 364-day credit facility has no quantitative covenant requirement.
Share repurchases. As we announced on January 28, 2016, our Board of Directors has authorized us to repurchase up to $1 billion of our outstanding Class A and Class B common shares from April 1, 2016, through March 31, 2017, subject to market and other conditions. We may repurchase those shares in open market purchases, block transactions, or privately negotiated transactions in accordance with applicable federal securities laws. We can modify, suspend, or terminate this repurchase program at any time without prior notice. As of August 26, 2016, we have repurchased a total of 7,245,502 shares under this program for approximately $349 million, leaving approximately $651 million available for additional repurchases through March 31, 2017. The results of this share repurchase program are summarized in the following table.

	Shares Purchased		Average Price Per Share, Including Brokerage Commissions		Total Cost of Shares
Period	Class A	Class B	Class A	Class B	(Millions)
April 1, 2016 – April 30, 2016	—	2,330,026	$—	$47.85	$111,491,881
May 1, 2016 – July 31, 2016	—	4,107,440	$—	$48.36	$198,628,462
August 1, 2016 – August 26, 2016	—	808,036	$—	$48.73	$39,377,832
	—	7,245,502	$—	$48.24	$349,498,175

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks arising from adverse changes in (a) foreign exchange rates, (b) commodity prices affecting the cost of our raw materials and energy, and (c) interest rates. We try to manage risk through a variety of strategies, including production initiatives and hedging strategies. Our foreign currency hedging contracts are subject to changes in exchange rates, our commodity forward purchase contracts are subject to changes in commodity prices, and some of our debt obligations are subject to changes in interest rates. Established procedures and internal processes govern the management of these market risks. Since April 30, 2016, there have been no material changes to the disclosure on this matter made in our 2016 Form 10-K.

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

Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our 2016 Form 10-K, which could materially adversely affect our business, financial condition or future results. There have been no material changes to the risk factors disclosed in our 2016 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about shares of our common stock that we acquired during the quarter ended July 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
May 1, 2016 – May 31, 2016	1,685,376	$48.30	1,644,634	$809,200,000
June 1, 2016 – June 30, 2016	1,948,158	$48.49	1,941,656	$715,100,000
July 1, 2016 – July 31, 2016	521,150	$48.35	521,150	$689,900,000
Total	4,154,684	$48.40	4,107,440
Note: Our Class A and Class common shares were split on a two-for-one basis during August 2016. The share and per share amounts in this table are presented on a split-adjusted basis.
As we announced on January 28, 2016, our Board of Directors has authorized us to repurchase up to $1 billion of our outstanding Class A and Class B common shares from April 1, 2016, through March 31, 2017, subject to market and other conditions. Of the 4,154,684 total shares presented in the above table, 4,107,440 were acquired as part of this repurchase program. The remaining 47,244 shares presented in the above table were acquired from employees to satisfy income tax withholdings triggered by the vesting of restricted shares.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6.  Exhibits
The following documents are filed with this Report:

18	Letter from PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, Regarding Change in Accounting Principle.
31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (not considered to be filed).
101
The following materials from Brown-Forman Corporation's Quarterly Report on Form 10-Q for the quarter ended July 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (a) Condensed Consolidated Statements of Operations, (b) Condensed Consolidated Statements of Comprehensive Income, (c) Condensed Consolidated Balance Sheets, (d) Condensed Consolidated Statements of Cash Flows, and (e) Notes to the Condensed Consolidated Financial Statements.

The following documents have been previously filed:

4.1	Form of 1.200% Note due 2026, incorporated into this report by reference to Exhibit 4.5 of Brown-Forman Corporation’s Form 8-K filed on July 8, 2016 (File No. 002-26821).
4.2	Form of 2.600% Note due 2028, incorporated into this report by reference to Exhibit 4.6 of Brown-Forman Corporation’s Form 8-K filed on July 8, 2016 (File No. 002-26821).
4.3
Officers’ Certificate dated July 7, 2016, pursuant to Sections 1.02, 2.02, 3.01 and 3.03 of the Indenture dated as of April 2, 2007, as supplemented by the First Supplemental Indenture dated as of December 13, 2010 and the Second Supplemental Indenture dated as of June 24, 2015, between Brown-Forman Corporation and U.S. Bank National Association, as Trustee, setting forth the terms of the 1.200% Notes due 2026 and the 2.600% Notes due 2028, incorporated into this report by reference to Exhibit 4.4 of Brown-Forman Corporation’s Form 8-K filed on July 8, 2016 (File No. 002-26821).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN-FORMAN CORPORATION
(Registrant)

Date:	August 31, 2016	By:	/s/ Jane C. Morreau
Jane C. Morreau
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)