Form 10-Q
period 2016-10-31
BROWN FORMAN CORP
filed 2016-12-07
CIK 14693

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2016
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  November 30, 2016

Class A Common Stock ($.15 par value, voting)	169,054,545
Class B Common Stock ($.15 par value, nonvoting)	215,717,222

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2015	2016	2015	2016
Sales	$1,096	$1,055	$1,995	$1,911
Excise taxes	242	225	444	420
Net sales	854	830	1,551	1,491
Cost of sales	268	278	475	486
Gross profit	586	552	1,076	1,005
Advertising expenses	115	107	209	190
Selling, general, and administrative expenses	171	163	340	326
Other expense (income), net	(2)	(9)	(2)	(15)
Operating income	302	291	529	504
Interest income	—	1	1	1
Interest expense	12	16	22	28
Income before income taxes	290	276	508	477
Income taxes	90	79	152	135
Net income	$200	$197	$356	$342
Earnings per share:
Basic	$0.49	$0.51	$0.87	$0.87
Diluted	$0.49	$0.50	$0.86	$0.87
Cash dividends per common share:
Declared	$—	$—	$0.3150	$0.3400
Paid	$0.1575	$0.1700	$0.3150	$0.3400
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2015	2016	2015	2016
Net income	$200	$197	$356	$342
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(4)	(18)	(28)	(85)
Cash flow hedge adjustments	(4)	9	12	21
Postretirement benefits adjustments	6	4	10	7
Net other comprehensive income (loss)	(2)	(5)	(6)	(57)
Comprehensive income	$198	$192	$350	$285
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions)

	April 30, 2016	October 31, 2016
Assets
Cash and cash equivalents	$263	$211
Accounts receivable, less allowance for doubtful accounts of $9 and $9 at April 30 and October 31, respectively	559	660
Inventories:
Barreled whiskey	666	833
Finished goods	187	235
Work in process	116	121
Raw materials and supplies	85	97
Total inventories	1,054	1,286
Other current assets	357	373
Total current assets	2,233	2,530
Property, plant and equipment, net	629	651
Goodwill	590	743
Other intangible assets	595	640
Deferred tax assets	17	16
Other assets	119	140
Total assets	$4,183	$4,720
Liabilities
Accounts payable and accrued expenses	$501	$554
Accrued income taxes	19	13
Short-term borrowings	271	337
Total current liabilities	791	904
Long-term debt	1,230	1,917
Deferred tax liabilities	101	150
Accrued pension and other postretirement benefits	353	335
Other liabilities	146	131
Total liabilities	2,621	3,437
Commitments and contingencies
Stockholders’ Equity
Common stock:
Class A, voting, $0.15 par value	13	25
Class B, nonvoting, $0.15 par value	21	43
Additional paid-in capital	114	74
Retained earnings	4,065	4,283
Accumulated other comprehensive income (loss), net of tax	(350)	(407)
Treasury stock, at cost (59,143,000 and 68,230,000 shares at April 30 and October 31, respectively)	(2,301)	(2,735)
Total stockholders’ equity	1,562	1,283
Total liabilities and stockholders’ equity	$4,183	$4,720
 See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Six Months Ended
	October 31,
	2015	2016
Cash flows from operating activities:
Net income	$356	$342
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	27	28
Stock-based compensation expense	8	7
Deferred income taxes	(8)	(7)
Changes in assets and liabilities, excluding the effects of acquisition of business	(222)	(201)
Cash provided by operating activities	161	169
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(307)
Additions to property, plant, and equipment	(65)	(36)
Computer software expenditures	(1)	(1)
Cash used for investing activities	(66)	(344)
Cash flows from financing activities:
Net change in short-term borrowings	113	6
Proceeds from long-term debt	490	717
Debt issuance costs	(5)	(5)
Net payments related to exercise of stock-based awards	(6)	(5)
Excess tax benefits from stock-based awards	13	—
Acquisition of treasury stock	(739)	(442)
Dividends paid	(130)	(134)
Cash provided by (used for) financing activities	(264)	137
Effect of exchange rate changes on cash and cash equivalents	(6)	(14)
Net decrease in cash and cash equivalents	(175)	(52)
Cash and cash equivalents, beginning of period	370	263
Cash and cash equivalents, end of period	$195	$211
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

We prepared the accompanying financial statements on a basis that is substantially consistent with the accounting principles applied in our 2016 Form 10-K, but made the following changes during fiscal 2017:

•
Effective beginning May 1, 2016, we changed our presentation of excise taxes from the gross method (included in sales and costs) to the net method (excluded from sales). As a result, the amounts presented as “net sales” in our financial statements now exclude excise taxes. We believe the change in presentation to the net method is preferable because it is more representative of the internal financial information reviewed by management in assessing our performance and more consistent with the presentation used by our major competitors in their external financial statements. Prior period financial statements have been recast to conform to the new presentation.

•
We adopted new guidance related to certain aspects of the accounting for stock-based compensation, including the income tax consequences. Under the new guidance, we recognize all tax benefits related to stock-based compensation as an income tax benefit in our statement of operations, and include all income tax cash flows within operating activities in our statement of cash flows. Under the previous accounting guidance, we recognized some of those tax benefits (excess tax benefits) as additional paid-in capital and classified that amount as a financing activity in our statement of cash flows. We adopted these provisions of the new guidance on a prospective basis as of May 1, 2016. As a result, our net income and operating cash flows for the six months ended October 31, 2016, include excess tax benefits of $3 million. Prior period financial statements have not been adjusted.

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

New accounting pronouncements to be adopted. The Financial Accounting Standards Board (FASB) has issued new accounting guidance on various topics that may impact our financial statements upon our adoption of the new guidance. The following table shows the date by which we must adopt the new guidance for each topic and the permitted method(s) of adoption:

Topic	Date	Method(s)

Revenue from contracts with customers	May 1, 2018	Retrospective or modified retrospective
Classification of certain cash receipts and cash payments on statement of cash flows	May 1, 2018	Retrospective
Income tax consequences of intra-entity transfers of assets other than inventory	May 1, 2018	Modified retrospective
Leases	May 1, 2019	Modified retrospective
Credit losses	May 1, 2020	Modified retrospective
We are currently evaluating the potential impact of the new guidance on our financial statements. While we have not yet determined our plans for adoption, we do not currently expect to adopt any of the new guidance prior to the required adoption date.

2.    Inventories
Inventories are valued at the lower of cost or market. Some of our consolidated inventories are valued using the last-in, first-out (LIFO) method, which we use for the majority of our U.S. inventories. If the LIFO method had not been used, inventories at current cost would have been $248 million higher than reported as of April 30, 2016, and $258 million higher than reported as of October 31, 2016. Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

3.    Income Taxes
Our consolidated interim effective tax rate is based upon our expected annual operating income, statutory tax rates, and income tax laws in the various jurisdictions in which we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. The effective tax rate of 28.4% for the six months ended October 31, 2016, is based on an expected tax rate of 29.2% on ordinary income for the full fiscal year, as adjusted for the recognition of a net tax benefit related to discrete items arising during the period and interest on previously provided tax contingencies. Our expected tax rate includes current fiscal year additions for existing tax contingency items.

As discussed in Note 1, we adopted new accounting guidance for stock-based compensation, including the income tax consequences. As a result, our effective tax rate for the six months ended October 31, 2016, reflects the impact of $3 million of tax benefits related to stock-based compensation that we recognized as a discrete item during the period.

4.    Earnings Per Share
We calculate basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share further includes the dilutive effect of stock-based compensation awards. We calculate that dilutive effect using the “treasury stock method” (as defined by GAAP).

The following table presents information concerning basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions, except per share amounts)	2015	2016	2015	2016
Net income available to common stockholders	$200	$197	$356	$342
Share data (in thousands):
Basic average common shares outstanding	408,110	389,050	411,116	390,994
Dilutive effect of stock-based awards	2,751	2,798	2,750	2,895
Diluted average common shares outstanding	410,861	391,848	413,866	393,889

Basic earnings per share	$0.49	$0.51	$0.87	$0.87
Diluted earnings per share	$0.49	$0.50	$0.86	$0.87

We excluded common stock-based awards for approximately 830,000 shares and 1,937,000 shares from the calculation of diluted earnings per share for the three months ended October 31, 2015 and 2016, respectively. We excluded common stock-based awards for approximately 1,059,000 shares and 1,555,000 shares from the calculation of diluted earnings per share for the six months ended October 31, 2015 and 2016, respectively. We excluded those awards because they were not dilutive for those periods under the treasury stock method.

5.    Commitments and Contingencies
We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe it is reasonably possible that these existing loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies are recorded as of October 31, 2016.

We have guaranteed the repayment by a third-party importer of its obligation under a bank credit facility that it uses in connection with its importation of our products in Russia. If the importer were to default on that obligation, which we believe is unlikely, our maximum possible exposure under the existing terms of the guaranty would be approximately $22 million (subject to changes in foreign currency exchange rates). Both the fair value and carrying amount of the guaranty are insignificant.

As of October 31, 2016, our actual exposure under the guaranty of the importer’s obligation is approximately $11 million. We also have accounts receivable from that importer of approximately $14 million at October 31, 2016, which we expect to collect in full.

Based on the financial support we provide to the importer, we believe it meets the definition of a variable interest entity. However, because we do not control this entity, it is not included in our consolidated financial statements.

6.    Debt
Our long-term debt (net of unamortized discount and issuance costs) consists of:

(Principal and carrying amounts in millions)	April 30, 2016	October 31, 2016
1.00% notes, $250 principal amount, due January 15, 2018	$249	$249
2.25% notes, $250 principal amount, due January 15, 2023	248	248
1.20% notes, €300 principal amount, due July 7, 2026	—	326
2.60% notes, £300 principal amount, due July 7, 2028	—	360
3.75% notes, $250 principal amount, due January 15, 2043	248	248
4.50% notes, $500 principal amount, due July 15, 2045	485	486
	$1,230	$1,917

We issued senior, unsecured notes with an aggregate principal amount of 300 million euros in July 2016. Interest on these notes will accrue at a rate of 1.20% and be paid annually. As of October 31, 2016, the carrying amount of these notes was $326 million ($329 million principal, less unamortized discounts and issuance costs). These notes are due on July 7, 2026.
In addition, we issued senior, unsecured notes with an aggregate principal amount of 300 million British pounds in July 2016. Interest on these notes will accrue at a rate of 2.60% and be paid annually. As of October 31, 2016, the carrying amount of these notes was $360 million ($365 million principal, less unamortized discounts and issuance costs). These notes are due on July 7, 2028.
As of April 30, 2016, our short-term borrowings of $271 million included $269 million of commercial paper, with an average interest rate of 0.53% and a remaining maturity of 26 days. As of October 31, 2016, our short-term borrowings of $337 million included $335 million of commercial paper, with an average interest rate of 0.60% and a remaining maturity of 10 days.

7.    Pension and Other Postretirement Benefits
The following table shows the components of the pension and other postretirement benefit cost recognized for our U.S. benefit plans. Information about similar international plans is not presented due to immateriality.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions)	2015	2016	2015	2016
Pension Benefits:
Service cost	$6	$6	$13	$13
Interest cost	9	9	17	18
Expected return on plan assets	(10)	(10)	(20)	(21)
Amortization of net actuarial loss	7	6	14	13
Net cost	$12	$11	$24	$23

Other Postretirement Benefits:
Service cost	$—	$—	$1	$1
Interest cost	1	1	1	1
Amortization of prior service cost (credit)	(1)	(1)	(1)	(1)
Net cost	$—	$—	$1	$1

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

•
Level 2 – Observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in inactive markets; or other inputs that are observable or can be derived from or corroborated by observable market data.

•	Level 3 – Unobservable inputs that are supported by little or no market activity.

The following table summarizes the assets and liabilities measured or disclosed at fair value on a recurring basis:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
April 30, 2016:
Assets:
Currency derivatives	$—	$19	$—	$19
Liabilities:
Currency derivatives	—	10	—	10
Short-term borrowings	—	271	—	271
Long-term debt	—	1,293	—	1,293
October 31, 2016:
Assets:
Currency derivatives	—	50	—	50
Liabilities:
Currency derivatives	—	6	—	6
Short-term borrowings	—	337	—	337
Long-term debt	—	2,011	—	2,011

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

Below is a comparison of the fair values and carrying amounts of these instruments:

	April 30, 2016		October 31, 2016
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$263	$263	$211	$211
Currency derivatives	19	19	50	50
Liabilities:
Currency derivatives	10	10	6	6
Short-term borrowings	271	271	337	337
Long-term debt	1,230	1,293	1,917	2,011

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

We had outstanding currency derivatives, related primarily to our euro, British pound, and Australian dollar exposures, with notional amounts totaling $1,265 million at April 30, 2016 and $1,176 million at October 31, 2016.

During the six months ended October 31, 2016, we used some currency derivative forward contracts and foreign currency-denominated long-term debt as after-tax net investment hedges of our investments in certain foreign subsidiaries. Any change in value of the designated portion of the hedging instruments is recorded in AOCI, offsetting the foreign currency translation adjustment of the related net investments that is also recorded in AOCI. As of October 31, 2016, $515 million of our foreign currency-denominated debt was designated as a net investment hedge. Our net investment hedges are intended to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. There was no ineffectiveness related to our net investment hedges during the periods presented in this report.

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

During May 2015, we entered into interest rate derivative contracts (U.S. Treasury lock agreements) to manage the interest rate risk related to the anticipated issuance of fixed-rate senior, unsecured notes. We designated the contracts as cash flow hedges of the future interest payments associated with the anticipated notes. Upon issuance in June 2015 of an aggregate principal amount of $500 million of the 4.50% notes, due July 15, 2045, we settled the contracts for a gain of $8 million. The entire gain was recorded to AOCI and will be amortized as a reduction of interest expense over the life of the notes.

The following tables present the pre-tax impact that changes in the fair value of our derivative instruments and non-derivative hedging instruments had on AOCI and earnings:

		Three Months Ended
		October 31,
(Dollars in millions)	Classification	2015	2016
Derivative Instruments
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$9	$23
Net gain (loss) reclassified from AOCI into income	Net sales	17	9
Interest rate derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	—	—
Currency derivatives designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	—	—
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in income	Net sales	—	2
Net gain (loss) recognized in income	Other income	—	(3)
Non-Derivative Hedging Instruments
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	—	34
Foreign currency-denominated debt not designated as hedging instrument:
Net gain (loss) recognized in income	Other income	—	3

		Six Months Ended
		October 31,
(Dollars in millions)	Classification	2015	2016
Derivative Instruments
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$38	$52
Net gain (loss) reclassified from AOCI into income	Net sales	30	19
Interest rate derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	8	—
Currency derivatives designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	—	8
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in income	Net sales	3	3
Net gain (loss) recognized in income	Other income	4	(8)
Non-Derivative Hedging Instruments
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	—	24
Foreign currency-denominated debt not designated as hedging instrument:
Net gain (loss) recognized in income	Other income	—	2

We expect to reclassify $27 million of deferred net gains on cash flow hedges recorded in AOCI as of October 31, 2016, to earnings during the next 12 months. This reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur. As of October 31, 2016, the maximum term of our outstanding derivative contracts was 36 months.

The following table presents the fair values of our derivative instruments:

(Dollars in millions)	Classification	Fair value of derivatives in a gain position	Fair value of derivatives in a loss position
April 30, 2016:
Designated as cash flow hedges:
Currency derivatives	Other current assets	$23	$(2)
Currency derivatives	Other assets	3	(2)
Currency derivatives	Accrued expenses	4	(8)
Currency derivatives	Other liabilities	3	(9)
Not designated as hedges:
Currency derivatives	Other current assets	1	(4)
October 31, 2016:
Designated as cash flow hedges:
Currency derivatives	Other current assets	35	(3)
Currency derivatives	Other assets	24	(5)
Currency derivatives	Accrued expenses	5	(5)
Currency derivatives	Other liabilities	—	(1)
Not designated as hedges:
Currency derivatives	Other current assets	1	(2)
Currency derivatives	Accrued expenses	—	(5)

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

Some of our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. The aggregate fair value of all derivatives with creditworthiness requirements that were in a net liability position was $8 million at April 30, 2016 and $6 million at October 31, 2016.

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

(Dollars in millions)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet	Net Amounts
April 30, 2016:
Derivative assets	$34	$(15)	$19	$(6)	$13
Derivative liabilities	(25)	15	(10)	6	(4)
October 31, 2016:
Derivative assets	65	(15)	50	—	50
Derivative liabilities	(21)	15	(6)	—	(6)

No cash collateral was received or pledged related to our derivative contracts as of April 30, 2016 and October 31, 2016.

11.    Goodwill and Other Intangible Assets
The following table summarizes the changes in goodwill and other intangible assets during the six months ended October 31, 2016:

(Dollars in millions)	Goodwill	Other Intangible Assets
Balance at April 30, 2016	$590	$595
Acquisitions (Note 14)	182	65
Foreign currency translation adjustment	(29)	(20)
Balance at October 31, 2016	$743	$640

Our other intangible assets consist of trademarks and brand names, all with indefinite useful lives.

12.    Stockholders’ Equity
The following table summarizes the changes in stockholders’ equity during the six months ended October 31, 2016:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2016	$13	$21	$114	$4,065	$(350)	$(2,301)	$1,562
Cumulative effect of change in accounting principle (Note 1)				10			10
Net income				342			342
Net other comprehensive income (loss)					(57)		(57)
Cash dividends				(134)			(134)
Acquisition of treasury stock						(442)	(442)
Stock-based compensation expense			7				7
Stock issued under compensation plans						8	8
Loss on issuance of treasury stock issued under compensation plans			(13)				(13)
Stock split	12	22	(34)				—
Balance at October 31, 2016	$25	$43	$74	$4,283	$(407)	$(2,735)	$1,283

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

Dividends. The following table summarizes the cash dividends declared per share on our Class A and Class B common stock during the six months ended October 31, 2016:

Declaration Date	Record Date	Payable Date	Amount per Share
May 26, 2016	June 6, 2016	July 1, 2016	$0.17
July 28, 2016	September 1, 2016	October 3, 2016	$0.17
As announced on November 17, 2016, our Board of Directors increased the quarterly cash dividend on our Class A and Class B common stock from $0.17 per share to $0.1825 per share. Stockholders of record on December 2, 2016, will receive the cash dividend on January 3, 2017.

Accumulated Other Comprehensive Income. The following table summarizes the changes in each component of AOCI, net of tax, during the six months ended October 31, 2016:

(Dollars in millions)	Currency Translation Adjustments	Cash Flow Hedge Adjustments	Postretirement Benefits Adjustments	Total AOCI
Balance at April 30, 2016	$(131)	$11	$(230)	$(350)
Net other comprehensive income (loss)	(85)	21	7	(57)
Balance at October 31, 2016	$(216)	$32	$(223)	$(407)

13.    Other Comprehensive Income
The following tables present the components of net other comprehensive income (loss):

	Three Months Ended			Three Months Ended
	October 31, 2015			October 31, 2016
(Dollars in millions)	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Currency translation adjustments:
Net gain (loss) on currency translation	$(4)	$—	$(4)	$(4)	$(14)	$(18)
Reclassification to earnings	—	—	—	—	—	—
Other comprehensive income (loss), net	(4)	—	(4)	(4)	(14)	(18)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	9	(3)	6	23	(9)	14
Reclassification to earnings[1]	(17)	7	(10)	(9)	4	(5)
Other comprehensive income (loss), net	(8)	4	(4)	14	(5)	9
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	—	—	—	—	—	—
Reclassification to earnings[2]	9	(3)	6	7	(3)	4
Other comprehensive income (loss), net	9	(3)	6	7	(3)	4

Total other comprehensive income (loss), net	$(3)	$1	$(2)	$17	$(22)	$(5)

	Six Months Ended			Six Months Ended
	October 31, 2015			October 31, 2016
(Dollars in millions)	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Currency translation adjustments:
Net gain (loss) on currency translation	(27)	(1)	(28)	(72)	(13)	(85)
Reclassification to earnings	—	—	—	—	—	—
Other comprehensive income (loss), net	(27)	(1)	(28)	(72)	(13)	(85)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	46	(15)	31	52	(20)	32
Reclassification to earnings[1]	(30)	11	(19)	(19)	8	(11)
Other comprehensive income (loss), net	16	(4)	12	33	(12)	21
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	—	—	—	—	—	—
Reclassification to earnings[2]	16	(6)	10	12	(5)	7
Other comprehensive income (loss), net	16	(6)	10	12	(5)	7

Total other comprehensive income (loss), net	$5	$(11)	$(6)	$(27)	$(30)	$(57)
1Pre-tax amount is classified as net sales in the accompanying consolidated statements of operations.
2Pre-tax amount is a component of pension and other postretirement benefit expense (as shown in Note 7, except for amounts related to non-U.S. benefit plans, about which no information is presented in Note 7 due to immateriality).

14.    Acquisition of Business
On June 1, 2016, we acquired The BenRiach Distillery Company Limited (BenRiach) for aggregate consideration of $407 million, consisting of a purchase price of $341 million and $66 million in assumed debt and transaction-related obligations that we have since paid. The acquisition, which brought three single malt Scotch whisky brands into our whiskey portfolio, included brand trademarks, inventories, three malt distilleries, a bottling plant, and BenRiach’s headquarters in Edinburgh, Scotland.
The purchase price of $341 million included cash of $307 million paid at the acquisition date for 90% of the voting interests in BenRiach and a liability of $34 million related to a put and call option agreement for the remaining 10% equity shares. Under that agreement, we could choose (or be required) to purchase the remaining 10% for 24 million British pounds ($34 million at the exchange rate on June 1, 2016) during the one-year period ending November 14, 2017.
The purchase price of $341 million was preliminarily allocated based on management’s estimates and independent appraisals as follows:

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
BenRiach’s results of operations, which have been included in our financial statements since the acquisition date, were not material for the three-month or six-month periods ended October 31, 2016. Pro forma results are not presented due to immateriality.
On November 17, 2016, we purchased the remaining 10% interest in BenRiach for cash of 24 million British pounds ($30 million at the exchange rate on that date) by exercising the call option described above.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with both our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report and our 2016 Form 10-K. Note that the results of operations for the six months ended October 31, 2016 do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, “we,” “us,” and “our” refer to Brown-Forman Corporation.

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

•
“Acquisitions and divestitures.” On January 14, 2016, we reached an agreement to sell our Southern Comfort and Tuaca brands and related assets to Sazerac Company, Inc. The transaction closed March 1, 2016, for $543 million in cash, which resulted in a gain of $485 million in the fourth quarter of fiscal 2016. On June 1, 2016, we acquired The BenRiach Distillery Company Limited (BenRiach) for aggregate consideration of $407 million, consisting of a purchase price of $341 million and $66 million in assumed debt and transaction-related obligations that we have since paid. The acquisition, which brought three single malt Scotch whisky brands into our whiskey portfolio, included brand trademarks, inventories, three malt distilleries, a bottling plant, and BenRiach’s headquarters in Edinburgh, Scotland. See Note 14 to the accompanying financial statements for additional information. This adjustment removes

(a) transaction-related costs for the acquisition and divestiture and (b) operating activity for the acquisition and divestiture for the non-comparable period, which is fiscal 2016 activity for Southern Comfort and Tuaca and fiscal 2017 activity for Southern Comfort, Tuaca, and BenRiach. We believe that these adjustments allow us to understand better our underlying results on a comparable basis.
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

Important Information on Forward-Looking Statements:
This report contains statements, estimates, and projections that are “forward-looking statements” as defined under U.S. federal securities laws. Words such as “aim,” “anticipate,” “aspire,” “believe,” “continue,” “could,” “envision,” “estimate,” “expect,” “expectation,” “intend,” “may,” “plan,” “potential,” “project,” “pursue,” “see,” “seek,” “should,” “will,” and similar words identify forward-looking statements, which speak only as of the date we make them. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. By their nature, forward-looking statements involve risks, uncertainties, and other factors (many beyond our control) that could cause our actual results to differ materially from our historical experience or from our current expectations or projections. These risks and uncertainties include those described in Part I, Item 1A. Risk Factors of our 2016 Form 10-K and those described from time to time in our future reports filed with the Securities and Exchange Commission, including:

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

•	Risks associated with acquisitions, dispositions, business partnerships or investments – such as acquisition integration, or termination difficulties or costs, or impairment in recorded value

•	Inadequate protection of our intellectual property rights

•	Product recalls or other product liability claims; product counterfeiting, tampering, contamination, or product quality issues

•	Significant legal disputes and proceedings; government investigations (particularly of industry or company business, trade or marketing practices)

•	Failure or breach of key information technology systems

•	Negative publicity related to our company, brands, marketing, personnel, operations, business performance, or prospects

•	Failure to attract or retain key executive or employee talent

•	Our status as a family “controlled company” under New York Stock Exchange rules

Summary of Operating Performance

	Three months ended October 31				Six months ended October 31
	2015	2016	Reported Change	Underlying Change[1]	2015	2016	Reported Change	Underlying Change[1]

Net sales	$854	$830	(3%)	3%	$1,551	$1,491	(4%)	2%
Cost of sales	268	278	4%	4%	475	486	2%	3%
Gross profit	586	552	(6%)	2%	1,076	1,005	(7%)	2%
Advertising	115	107	(6%)	4%	209	190	(10%)	1%
SG&A	171	163	(5%)	(3%)	340	326	(4%)	(3%)
Operating income	$302	$291	(4%)	8%	$529	$504	(5%)	7%

Gross margin	68.6%	66.5%	(2.1)pp		69.4%	67.4%	(2.0)pp
Operating margin	35.4%	35.1%	(0.3)pp		34.1%	33.8%	(0.3)pp
Interest expense, net	$12	15	21%		$21	27	29%
Effective tax rate	31.0%	28.6%	(2.4)pp		29.9%	28.4%	(1.5)pp
Diluted earnings per share	$0.49	$0.50	3%		$0.86	$0.87	1%

1See “Non-GAAP Financial Measures” above for details on our use of “underlying changes”, including how these measures are calculated and the reasons why we think this information is useful to readers.
Overview
For the six months ended October 31, 2016, compared to the same period last year, reported net sales declined 4% and reported operating income declined 5%, while diluted earnings per share increased 1%. Excluding the impact of acquisitions and divestitures, reported net sales declined 1% and reported operating income increased 2%. After adjusting for the negative effect of foreign exchange and an estimated net decrease in distributor inventories, we grew underlying net sales 2% and underlying operating income 7%. Our underlying operating results were driven by the Jack Daniel's family of brands, our tequila brands, and Woodford Reserve. In addition, our operating results benefited from slower growth of underlying advertising expenses compared to gross profit and the reduction of underlying SG&A expenses, which is partially timing related. Our net sales growth rates are lower for the six months ended October 31, 2016, compared to our growth rates in the same periods last year (-2% reported and 6% underlying), driven by (a) cycling the national introduction of Jack Daniel’s Tennessee Fire (JDTF) in the United States in late fiscal 2015, (b) declines in used barrel sales, (c) declines of Jack Daniel’s Tennessee Whiskey (JDTW) in certain emerging markets, and (d) deceleration of JDTW in certain international developed markets, some of which is considered to be timing related.
Our financial condition remained strong. We received proceeds of $717 million from the issuance of long-term debt in July 2016, purchased BenRiach in June, continued to invest in our capacity expansion projects, and returned $576 million to shareholders during the six months ended October 31, 2016 through dividends and share repurchases.

RESULTS OF OPERATIONS – FISCAL 2017 YEAR-TO-DATE HIGHLIGHTS
Market Highlights
The following table provides supplemental information for our largest markets for the six months ended October 31, 2016, compared to the same period last year. We discuss results for the markets most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the six months ended October 31, 2016, compared to the same period last year.
Top 10 Markets[1] - Fiscal 2017 Net Sales Growth by Geographic Area

	Percentage change versus prior year period
Six months ended October 31, 2016	Net Sales[2]
Geographic area	Reported	Acquisitions & Divestitures	Foreign Exchange	Net Chg in Est. Distributor Inventories	Underlying
United States	(1%)	6%	—%	—%	5%
Europe	(13%)	2%	7%	5%	—%
United Kingdom	(23%)	9%	17%	—%	3%
Germany	(7%)	2%	6%	—%	1%
Poland	8%	(1%)	4%	—%	11%
France	5%	(1%)	4%	—%	8%
Turkey	(20%)	—%	5%	—%	(15%)
Russia	(76%)	—%	—%	63%	(14%)
Rest of Europe	(8%)	—%	2%	1%	(5%)
Australia	1%	4%	(5%)	—%	1%
Other geographies	—%	1%	5%	(2%)	3%
Mexico	3%	—%	16%	(1%)	18%
Canada	(11%)	3%	2%	7%	3%
Remaining geographies	—%	—%	(1%)	(5%)	(6%)
Travel Retail	(3%)	3%	1%	4%	4%
Other	13%	(40%)	—%	—%	(27%)
Total	(4%)	3%	2%	1%	2%
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

•
United States. Reported net sales declined 1%, while underlying net sales increased 5% after adjusting for the absence of revenues following the sale of Southern Comfort and Tuaca. Underlying net sales gains were driven primarily by (a) the growth of our American whiskey portfolio, led by JDTW, Woodford Reserve, and Jack Daniel’s Tennessee Honey (JDTH); (b) our tequila brands, led by Herradura and el Jimador; and (c) Korbel Champagne. This growth was partially offset by declines in Canadian Mist.

•
Europe. Reported net sales decreased 13%, while underlying net sales were flat after adjusting for (a) the absence of revenues following the sale of Southern Comfort and Tuaca, (b) the negative effect of foreign exchange driven by the strengthening of the dollar against the British pound and euro, and (c) an estimated net decrease in distributor inventories in Russia. Underlying net sales gains in France, Poland, and the United Kingdom were offset by declines in Turkey and Russia, which both suffered from geopolitical instability and weak economic conditions.

◦	In the United Kingdom, underlying net sales growth was driven by higher volumes of JD RTDs and Chambord, favorable price/mix of JDTW, and the expansion of JDTF.

◦	In Germany, underlying net sales growth was driven by higher volumes of JD RTDs and JDTH, and the introduction of JDTF, partially offset by volume declines of JDTW.

◦	In Poland and France, underlying net sales growth was driven by higher volumes of JDTW. France also benefited from the expansion of JDTF.

◦	In Turkey, which has suffered from political and economic instability, the decline in underlying net sales was driven by lower volumes of JDTW.

◦
In Russia, underlying net sales declines were driven primarily by lower volumes of Finlandia following price increases intended to partially offset the devaluation of the ruble. We believe that the declines in the market are driven by weak economic conditions, consumer trends favoring local products, and the reduction in the purchasing power of consumers for premium brands given the significant currency devaluation.

◦	The decline in underlying net sales in the rest of Europe was driven by lower volumes of JDTW in Belgium, where prior year volumes were high due to buy-in ahead of an excise tax increase.

•
Australia. Reported net sales increased 1%, and underlying net sales also increased 1% after adjusting for (a) the negative effect of the absence of revenues following the sale of Southern Comfort and Tuaca and (b) the positive effect of foreign exchange. Underlying net sales growth was driven by volumetric gains of JDTW and Gentleman Jack, and the expansion of JDTF after introduction in late fiscal 2016. These gains were partially offset by declines in JD RTDs due to price/mix.

•
Other geographies. Reported net sales for our other markets were flat, while underlying net sales collectively increased 3%. Underlying net sales growth was led by Mexico and Japan, which benefited from buy-ins ahead of price increases. These gains were partially offset by declines in Brazil, China, and Southeast Asia.

•
Travel Retail. Reported net sales decreased 3%, while underlying net sales increased 4% after adjusting reported results for (a) the absence of revenues following the sale of Southern Comfort and Tuaca, (b) the negative effect of foreign exchange, and (c) an estimated net decrease in distributor inventories. Following declines in the same period last year, underlying net sales growth was led by higher volumes of JDTW, distribution expansion of Woodford Reserve, and the expansion of JDTF into Europe and Asia.

•
Other. Reported net sales increased 13%, while underlying net sales declined 27% after removing the net effect of acquired and divested businesses (primarily bulk whiskey and contract bottling sales). The reduction in underlying net sales was due primarily to declines in used barrel sales reflecting lower prices and volumes as a result of weaker demand from blended Scotch industry buyers and pricing pressures due to increased supply of used barrels in the market.

Brand Highlights
The following table highlights the worldwide results of our largest brands for the six months ended October 31, 2016, compared to the same period last year. We discuss results of the brands most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the six months ended October 31, 2016, compared to the same period last year.
Major Brands Worldwide Results

	Percentage change versus prior year period
Six months ended October 31, 2016	Volumes	Net Sales[1]
Brand family / brand	9L Depletions	Reported	Foreign Exchange	Net Chg in Est. Distributor Inventories	Underlying
Jack Daniel’s Family	4%	(1%)	3%	—%	2%
Jack Daniel’s Tennessee Whiskey	—%	(2%)	3%	1%	2%
Jack Daniel’s Tennessee Honey	4%	—%	3%	(1%)	2%
Other Jack Daniel’s whiskey brands[2]	8%	6%	2%	(3%)	5%
Jack Daniel’s RTDs/RTP[3]	8%	—%	5%	—%	5%
New Mix RTDs	10%	3%	16%	—%	18%
Finlandia	(2%)	(17%)	2%	11%	(4%)
Canadian Mist	(11%)	(14%)	—%	—%	(14%)
El Jimador	6%	3%	4%	2%	9%
Woodford Reserve	20%	12%	1%	6%	19%
Herradura	16%	12%	7%	(3%)	16%
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
3Jack Daniel’s RTD and RTP products include all RTD line extensions of Jack Daniel’s, such as Jack Daniel’s & Cola, Jack Daniel’s & Diet Cola, Jack & Ginger, Jack Daniel’s Country Cocktails, Gentleman Jack & Cola, Jack Daniel’s Double Jack, Jack Daniel’s American Serve, Jack Daniel’s Tennessee Honey RTD, and the seasonal Jack Daniel’s Winter Jack RTP.

•
Jack Daniel’s family of brands reported net sales declined 1%, while underlying net sales grew 2%, and was the most significant contributor to our overall underlying net sales growth. Reported net sales were hurt by foreign exchange due to the strengthening of the dollar against the British pound and euro. The following are details about the underlying performance of the Jack Daniel’s family of brands:

◦
JDTW grew underlying net sales in the United States, Japan, Poland, France, Mexico, Travel Retail, the United Kingdom, and Australia. These increases were partially offset by declines in China, Belgium, Turkey, Germany, Southeast Asia, sub-Saharan Africa, and certain markets in Latin America.

◦	JDTH grew underlying net sales in the United States, its largest market; Germany; and Mexico. These gains were partially offset by declines in Brazil and France.

◦
Among our Other Jack Daniel’s whiskey brands, the most significant contributor to underlying net sales growth was JDTF, which was led by the expansion in France, Travel Retail, Germany, Australia, and the United Kingdom. The year-to-date growth of JDTF from its international expansion was partially offset by declines for the brand in the United States, where prior year volumes were high due to the national introduction in late fiscal 2015. Gentleman Jack also contributed significantly to underlying net sales growth, driven by growth in the United States.

◦
The increase in underlying net sales growth for Jack Daniel’s RTDs/RTP was driven by consumer-led volumetric gains, distribution expansion, and product innovation in Mexico, Germany, and the United Kingdom.

•	Reported net sales for New Mix RTDs in Mexico increased 3% and underlying net sales grew 18% driven by volume gains and higher pricing.

•
Reported net sales for Finlandia declined 17% and underlying net sales decreased 4% driven predominately by lower volumes in Russia and the United States. In Poland, the brand’s largest market, underlying net sales increased 2%, recovering from declines in the first quarter of this year.

•	Reported and underlying net sales for Canadian Mist decreased 14% primarily driven by volume declines in the United States.

•	Reported net sales for el Jimador grew 3% and underlying net sales increased 9% driven by volume gains in the United States.

•
Woodford Reserve led the growth of our super- and ultra-premium American whiskeys with reported net sales increasing 12% and underlying net sales growing 19%. This growth was driven by the United States, where the brand continued to grow volumetrically with strong consumer takeaway trends. Outside the United States, growth was improved by distribution expansion in Travel Retail.

•	Reported net sales of Herradura grew 12% and underlying net sales increased 16% driven primarily by increased volumes in the brand’s largest markets, Mexico and the United States.

RESULTS OF OPERATIONS – YEAR-OVER-YEAR PERIOD COMPARISONS
NET SALES

Percentage change versus the prior year period ended October 31	3 Months	6 Months
Change in reported net sales	(3%)	(4%)
Acquisitions and divestitures	2%	3%
Foreign exchange	3%	2%
Estimated net change in distributor inventories	1%	1%
Change in underlying net sales	3%	2%

Change in underlying net sales attributed to:
Volume	1%	1%
Net price/mix	2%	1%
Note: Totals may differ due to rounding
For the three months ended October 31, 2016, net sales were $830 million, a decrease of 3%, or $23 million, compared to the same period last year. After adjusting reported results for (a) the net effect of acquisitions and divestitures, (b) the negative effect of foreign exchange, and (c) the estimated net decrease in distributor inventories, underlying net sales grew 3%. The change in underlying net sales was driven by 1% volume growth and 2% of price/mix.
The primary factors contributing to the growth in underlying net sales for the three months ended October 31, 2016 were:

•	growth of our American whiskey portfolio in the United States, led by JDTW, Woodford Reserve, and Old Forester;

•
growth of our tequila brands, led by (a) volume gains and higher prices of New Mix in Mexico, (b) higher volumes of Herradura in Mexico and the United States, and (c) volume gains of el Jimador in the United States;

•	growth of JDTW in several international markets, most notably, Japan, Poland, France, Travel Retail, and Mexico;

•	growth of Korbel Champagne and Sonoma-Cutrer in the United States;

•	growth of JDTF driven by (a) expansion in France and Germany and (b) the return to growth of JDTF in the United States after cycling prior year distribution gains in the first quarter;

•	volume growth of JD RTDs, led by Mexico and Germany;

•	higher volumes of JDTH in the United States; and

•	distribution expansion of Woodford Reserve in Travel Retail.
The primary factors partially offsetting the growth in underlying net sales for the three months ended October 31, 2016 were:

•	declines of JDTW in certain markets, including Germany, Southeast Asia, Belgium, China, Russia, and the United Kingdom, which was partially timing related;

•
declines in used barrel sales reflecting lower prices and volumes as a result of weaker demand from blended Scotch industry buyers and pricing pressures due to increased supply of used barrels in the market;

•lower volumes of JDTH in the United Kingdom, which was partially timing related;
•volume declines of Canadian Mist in the United States;
•the absence of sales for lower-margin agency brands that we no longer distribute; and
•lower volumes of Finlandia in Russia.
For the six months ended October 31, 2016, net sales were $1,491 million, a decrease of 4%, or $60 million, compared to the same period last year. After adjusting reported results for (a) the net effect of acquisitions and divestitures, (b) the negative effect of foreign exchange, and (c) the estimated net decrease in distributor inventories, underlying net sales grew 2%. The change in underlying net sales was driven by 1% volume growth and 1% of price/mix. Volume growth was led by our tequila brands, the Jack Daniel’s family of brands, and Korbel Champagne, partially offset by declines in Canadian Mist and agency brands. Price/mix was driven by (a) higher average pricing on JDTW, primarily in the United States, and (b) a shift in sales out of lower-priced brands, such as Canadian Mist, to higher-priced brands, most notably Woodford Reserve.
The primary factors contributing to the growth in underlying net sales for the six months ended October 31, 2016 were:

•	growth of our American whiskey portfolio in the United States, led by JDTW, Woodford Reserve, Old Forester, and Gentleman Jack;

•	growth of JDTW in several international markets, most notably, Japan, Poland, France, Mexico, Travel Retail, the United Kingdom, and Australia;

•
growth of our tequila brands, led by (a) volume gains and higher prices of New Mix in Mexico, (b) higher volumes of Herradura in Mexico and the United States, and (c) volume gains of el Jimador in the United States;

•	growth of Korbel Champagne and Sonoma-Cutrer in the United States;

•	volume growth of JD RTDs, led by Mexico, Germany, and the United Kingdom;

•	growth of JDTF led by France, Travel Retail, Germany, Australia, and the United Kingdom;

•	growth of JDTH led by the United States;

•	distribution expansion of Woodford Reserve in Travel Retail; and

•	launch of Coopers’ Craft Bourbon in the United States.
The primary factors partially offsetting the growth in underlying net sales for the six months ended October 31, 2016 were:

•	declines of JDTW in China, Belgium, Turkey, Germany, Southeast Asia, sub-Saharan Africa, and certain markets in Latin America;

•
declines in used barrel sales reflecting lower prices and volumes as a result of weaker demand from blended Scotch industry buyers and pricing pressures due to increased supply of used barrels in the market;

•	volume declines of Canadian Mist in the United States;
•the absence of sales for lower-margin agency brands that we no longer distribute;

•	lower volumes of Finlandia in Russia; and

•	declines of JDTF in the United States, where prior year volumes were high due to the national introduction in late fiscal 2015.
COST OF SALES

Percentage change versus the prior year period ended October 31	3 Months	6 Months
Change in reported cost of sales	4%	2%
Acquisitions and divestitures	(2%)	(1%)
Foreign exchange	1%	—%
Estimated net change in distributor inventories	1%	2%
Change in underlying cost of sales	4%	3%

Change in underlying cost of sales attributed to:
Volume	1%	1%
Cost/mix	3%	2%
Note: Totals may differ due to rounding
Cost of sales for the three months ended October 31, 2016 increased $10 million, or 4%, to $278 million when compared to the same period last year. Underlying cost of sales increased 4% after adjusting reported costs for (a) the net effect of acquisitions and divestitures, (b) the positive effect of foreign exchange, and (c) the estimated net decrease in distributor inventories. The increase in underlying cost of sales was driven by higher input costs for wood and grain, a shift in product mix to higher-cost brands, and an increase in volumes.
Cost of sales for the six months ended October 31, 2016 increased $11 million, or 2%, to $486 million when compared to the same period last year. Underlying cost of sales increased 3% after adjusting reported costs for (a) the net effect of acquisitions and divestitures and (b) the estimated net decrease in distributor inventories. The increase in underlying cost of sales was driven by an increase in volumes, a shift in product mix to higher-cost brands, higher input costs for wood and grain, and incremental value-added packaging. Looking ahead to the remainder of fiscal 2017, we expect that our input costs will increase mid-single digits.

GROSS PROFIT

Percentage change versus the prior year period ended October 31	3 Months	6 Months
Change in reported gross profit	(6%)	(7%)
Acquisitions and divestitures	4%	5%
Foreign exchange	3%	3%
Estimated net change in distributor inventories	—%	1%
Change in underlying gross profit	2%	2%
Note: Totals may differ due to rounding
Gross profit of $552 million decreased $34 million, or 6%, for the three months ended October 31, 2016. Underlying gross profit grew 2% after adjusting reported results for the net effect of acquisitions and divestitures and the negative effect of foreign exchange. The increase in underlying gross profit resulted from the same factors that contributed to the increase in underlying net sales and the increase in underlying cost of sales.
Gross margin decreased to 66.5% for the three months ended October 31, 2016, down approximately 210 basis points from 68.6% in the same period last year driven by (a) the net effect of acquisitions and divestitures, (b) the negative effect of foreign exchange, and (c) unfavorable mix due to declines in high margin used barrel sales, partially offset by favorable price on JDTW and the tequila brands.
Gross profit of $1,005 million decreased $71 million, or 7%, for the six months ended October 31, 2016. Underlying gross profit grew 2% after adjusting reported results for (a) the net effect of acquisitions and divestitures, (b) the negative effect of foreign exchange, and (c) the estimated net decrease in distributor inventories. The increase in underlying gross profit resulted from the same factors that contributed to the increase in underlying net sales and the increase in underlying cost of sales.
Gross margin decreased to 67.4% for the six months ended October 31, 2016, down approximately 200 basis points from 69.4% in the same period last year driven primarily by the net effect of acquisitions and divestitures and the negative effect of foreign exchange.
ADVERTISING EXPENSES

Percentage change versus the prior year period ended October 31	3 Months	6 Months
Change in reported advertising	(6%)	(10%)
Acquisitions and divestitures	9%	9%
Foreign exchange	1%	2%
Change in underlying advertising	4%	1%
Note: Totals may differ due to rounding
Advertising expenses of $107 million decreased $7 million, or 6%, for the three months ended October 31, 2016 compared to the same period last year. Underlying advertising expenses increased 4% after adjusting reported results for the net effect of acquisitions and divestitures and the benefit of foreign exchange. The increase in underlying advertising expense was driven by higher spending on JDTW, due in part to the 150th anniversary of Jack Daniel’s, and Herradura, partially offset by lower spending on Finlandia.
Advertising expenses of $190 million decreased $20 million, or 10%, for the six months ended October 31, 2016 compared to the same period last year. Underlying advertising expenses increased 1% after adjusting reported results for the net effect of acquisitions and divestitures and the benefit of foreign exchange. The net increase in underlying advertising expense was driven by higher spending on JDTW, JD RTDs, Herradura, and Coopers’ Craft Bourbon. We reduced advertising on Finlandia and for JDTF in the United States, where current year spending was lower compared to launch-related activity in the same period last year.

SELLING, GENERAL, AND ADMINISTRATIVE (SG&A) EXPENSES

Percentage change versus the prior year period ended October 31	3 Months	6 Months
Change in reported SG&A	(5%)	(4%)
Acquisitions and divestitures	—%	—%
Foreign exchange	1%	2%
Change in underlying SG&A	(3%)	(3%)
Note: Totals may differ due to rounding
SG&A expenses of $163 million decreased $8 million, or 5%, for the three months ended October 31, 2016, while underlying SG&A expenses declined 3% after adjusting reported results for the favorable effect of foreign exchange.
SG&A expenses of $326 million decreased $14 million, or 4%, for the six months ended October 31, 2016, while underlying SG&A expenses declined 3% after adjusting reported results for the favorable effect of foreign exchange. The decrease in underlying SG&A for both the three and six months ended October 31, 2016 was driven by the timing of compensation and related expenses, the absence of certain non-recurring costs in the same period last year, and tight management of spending. Looking ahead to the remainder of fiscal 2017, we expect that SG&A will increase in the low single digits.
OPERATING INCOME

Percentage change versus the prior year period ended October 31	3 Months	6 Months
Change in reported operating income	(4%)	(5%)
Acquisitions and divestitures	5%	7%
Foreign exchange	5%	3%
Estimated net change in distributor inventories	2%	2%
Change in underlying operating income	8%	7%
Note: Totals may differ due to rounding
Operating income of $291 million decreased $11 million, or 4%, for the three months ended October 31, 2016 compared to the same period last year. Underlying operating income grew 8% after adjusting for (a) the net effect of acquisitions and divestitures, (b) the negative effect of foreign exchange, and (c) the estimated net decrease in distributor inventories. The same factors that contributed to the growth in underlying gross profit also contributed to the growth in underlying operating income. In addition, a reduction in underlying SG&A expenses, partially timing related, also contributed to the growth in underlying operating income.
Operating margin declined 30 basis points to 35.1% for the three months ended October 31, 2016 from 35.4% in the same period last year. The decrease in our operating margin was due primarily to the net effect of acquisitions and divestitures. Our operating margin improved 60 basis points excluding acquisitions and divestitures, driven by a reduction in underlying SG&A spend.
Operating income of $504 million decreased $25 million, or 5%, for the six months ended October 31, 2016 compared to the same period last year. Underlying operating income grew 7% after adjusting for (a) the net effect of acquisitions and divestitures, (b) the negative effect of foreign exchange, and (c) the estimated net decrease in distributor inventories. The same factors that contributed to the growth in underlying gross profit also contributed to the growth in underlying operating income. Slower growth in underlying advertising expenses and a reduction in underlying SG&A expenses, partially timing related, also contributed to the increase in underlying operating income.
Operating margin declined 30 basis points to 33.8% for the six months ended October 31, 2016 from 34.1% in the same period last year. The decrease in our operating margin was primarily due to the net effect of acquisitions and divestitures. Our operating margin improved 100 basis points excluding acquisitions and divestitures, driven by slower growth in underlying advertising expenses and a reduction in underlying SG&A spend.
The effective tax rate in the three months ended October 31, 2016 was 28.6% compared to 31.0% for the same period last year. The effective tax rate in the six months ended October 31, 2016 was 28.4% compared to 29.9% for the same period last year. The decrease in our effective tax rate for the three and six months ended October 31, 2016 was primarily driven by an increase in the beneficial impact of foreign earnings at lower rates.

Diluted earnings per share of $0.50 in the three months ended October 31, 2016 increased 3% from the $0.49 reported for the same period last year. Diluted earnings per share of $0.87 in the six months ended October 31, 2016 increased 1% from the $0.86 reported for the same period last year. The increase in diluted earnings per share for the six-month period resulted from a reduction in shares outstanding due to share repurchases and the benefit of a lower tax rate, partially offset by lower reported operating income and higher interest expenses.

Liquidity and Financial Condition
Cash flows. Cash and cash equivalents decreased $52 million during the six months ended October 31, 2016, compared to a decrease of $175 million during the same period last year. Cash provided by operations of $169 million was up $8 million from the same period last year, reflecting a smaller seasonal increase in working capital offset partially by lower earnings. Cash used for investing activities was $344 million during the six months ended October 31, 2016, compared to $66 million for the same prior-year period. The $278 million increase largely reflects $307 million in cash paid to acquire BenRiach (see Note 14 to the accompanying financial statements), partially offset by a $29 million decline in capital spending.
Cash provided by financing activities was $137 million during the six months ended October 31, 2016, up $401 million from the $264 million of cash used for financing activities during the same period last year. The increase largely reflects a $297 million decline in share repurchases and $227 million more in proceeds from long-term debt, partially offset by $107 million less in proceeds from short-term borrowings. (See Note 6 to the accompanying financial statements for information about the long-term debt we issued in July 2016.) The impact on cash and cash equivalents as a result of exchange rate changes was a decline of $14 million for the six months ended October 31, 2016, compared to a decline of $6 million for the same period last year.
Liquidity. We continue to maintain sufficient liquidity to meet current obligations, fund capital expenditures, pay dividends, and continue share repurchases while reserving adequate debt capacity for acquisition opportunities.
In addition to our cash and cash equivalent balances, we have access to several liquidity sources to supplement our cash flow from operations. One of those sources is our $1.2 billion commercial paper program that we regularly use to fund our short-term credit needs. During the three months ended October 31, 2016, our commercial paper borrowings averaged $484 million, with an average maturity of 35 days and an average interest rate of 0.61%. During the six months ended October 31, 2016, our commercial paper borrowings averaged $618 million, with an average maturity of 35 days and an average interest rate of 0.61%. Commercial paper outstanding was $269 million at April 30, 2016, and $335 million at October 31, 2016.
Our commercial paper program is supported by available commitments under our currently undrawn $800 million bank credit facility that matures on November 20, 2018, and our currently undrawn $400 million 364-day credit facility that matures on May 5, 2017. Further, we believe that the markets for investment-grade bonds and private placements are accessible sources of long-term financing that could meet any additional liquidity needs. Although unlikely, under extreme market conditions, one or more participating banks may not be able to fully fund its commitments under our credit facility.
We closely monitor our counterparty risks with respect to our cash balances and derivative contracts. If a counterparty’s credit quality were to deteriorate below our credit standards, we would expect either to liquidate exposures or require the counterparty to post appropriate collateral.
As of October 31, 2016, we had total cash and cash equivalents of $211 million. Of this amount, $168 million was held by foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We do not expect to need the cash generated by those foreign subsidiaries to fund our domestic operations. In the unforeseen event that we were to repatriate cash from those foreign subsidiaries, we would be required to provide for and pay U.S. taxes on permanently repatriated earnings.
As announced on November 17, 2016, our Board of Directors increased the quarterly cash dividend on our Class A and Class B common stock from $0.17 per share to $0.1825 per share. Stockholders of record on December 2, 2016, will receive the cash dividend on January 3, 2017.
We believe our current liquidity position is strong and sufficient to meet all of our future financial commitments. A quantitative covenant of our $800 million bank credit facility requires the ratio of consolidated EBITDA (as defined in the agreement) to consolidated interest expense to be at least 3 to 1. As of October 31, 2016, with a ratio of 21 to 1, we were well within the covenant’s parameters. The $400 million 364-day credit facility has no quantitative covenant requirement.
Share repurchases. As we announced on January 28, 2016, our Board of Directors has authorized us to repurchase up to $1 billion of our outstanding Class A and Class B common shares from April 1, 2016, through March 31, 2017, subject to market and other conditions. We may repurchase those shares in open market purchases, block transactions, or privately negotiated transactions in accordance with applicable federal securities laws. We can modify, suspend, or terminate this repurchase program at any time without prior notice. As of November 30, 2016, we have repurchased a total of 13,211,156 shares under this program for approximately $627 million, leaving approximately $373 million available for additional repurchases through March 31, 2017. The results of this share repurchase program are summarized in the following table.

	Shares Purchased		Average Price Per Share, Including Brokerage Commissions		Total Cost of Shares
Period	Class A	Class B	Class A	Class B	(Millions)
April 1, 2016 – April 30, 2016	—	2,330,026	$—	$47.85	$111,491,881
May 1, 2016 – July 31, 2016	—	4,107,440	$—	$48.36	$198,628,462
August 1, 2016 – October 31, 2016	25,409	5,121,338	$48.76	$46.96	$241,738,968
November 1, 2016 – November 30, 2016	700	1,626,243	$47.02	$45.96	$74,768,106
	26,109	13,185,047	$48.71	$47.43	$626,627,417

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about shares of our common stock that we acquired during the quarter ended October 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
August 1, 2016 – August 31, 2016	808,036	$48.73	808,036	$650,500,000
September 1, 2016 – September 30, 2016	2,384,371	$46.69	2,384,371	$539,200,000
October 1, 2016 – October 31, 2016	1,954,340	$46.58	1,954,340	$448,100,000
Total	5,146,747	$46.97	5,146,747
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
101
The following materials from Brown-Forman Corporation's Quarterly Report on Form 10-Q for the quarter ended October 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (a) Condensed Consolidated Statements of Operations, (b) Condensed Consolidated Statements of Comprehensive Income, (c) Condensed Consolidated Balance Sheets, (d) Condensed Consolidated Statements of Cash Flows, and (e) Notes to the Condensed Consolidated Financial Statements.

The following documents have been previously filed:

3.1
Certificate of Amendment of Restated Certificate of Incorporation of Brown-Forman Corporation dated August 8, 2016, incorporated into this report by reference to Exhibit 3.1 of Brown-Forman Corporation’s Form 8-K filed on August 9, 2016 (File No. 001-00123).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN-FORMAN CORPORATION
(Registrant)

Date:	December 7, 2016	By:	/s/ Jane C. Morreau
Jane C. Morreau
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)