Form 10-Q
period 2017-01-31
BROWN FORMAN CORP
filed 2017-03-07
CIK 14693

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2017
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  February 28, 2017

Class A Common Stock ($.15 par value, voting)	169,051,360
Class B Common Stock ($.15 par value, nonvoting)	214,849,206

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2016	2017	2016	2017
Sales	$1,083	$1,059	$3,078	$2,969
Excise taxes	274	251	718	670
Net sales	809	808	2,360	2,299
Cost of sales	254	272	729	758
Gross profit	555	536	1,631	1,541
Advertising expenses	107	102	317	291
Selling, general, and administrative expenses	167	162	507	488
Other expense (income), net	3	(1)	—	(16)
Operating income	278	273	807	778
Interest income	—	1	1	2
Interest expense	12	16	34	44
Income before income taxes	266	258	774	736
Income taxes	76	76	229	212
Net income	$190	$182	$545	$524
Earnings per share:
Basic	$0.47	$0.47	$1.33	$1.35
Diluted	$0.47	$0.47	$1.33	$1.34
Cash dividends per common share:
Declared	$0.3400	$0.3650	$0.6550	$0.7050
Paid	$0.1700	$0.1825	$0.4850	$0.5225
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2016	2017	2016	2017
Net income	$190	$182	$545	$524
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(30)	(25)	(58)	(110)
Cash flow hedge adjustments	8	(7)	20	14
Postretirement benefits adjustments	5	6	15	13
Net other comprehensive income (loss)	(17)	(26)	(23)	(83)
Comprehensive income	$173	$156	$522	$441
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions)

	April 30, 2016	January 31, 2017
Assets
Cash and cash equivalents	$263	$197
Accounts receivable, less allowance for doubtful accounts of $9 and $9 at April 30 and January 31, respectively	559	611
Inventories:
Barreled whiskey	666	858
Finished goods	187	175
Work in process	116	116
Raw materials and supplies	85	89
Total inventories	1,054	1,238
Other current assets	357	331
Total current assets	2,233	2,377
Property, plant and equipment, net	629	669
Goodwill	590	746
Other intangible assets	595	636
Deferred tax assets	17	16
Other assets	119	156
Total assets	$4,183	$4,600
Liabilities
Accounts payable and accrued expenses	$501	$478
Dividends payable	—	70
Accrued income taxes	19	25
Short-term borrowings	271	308
Current portion of long-term debt	—	249
Total current liabilities	791	1,130
Long-term debt	1,230	1,669
Deferred tax liabilities	101	150
Accrued pension and other postretirement benefits	353	336
Other liabilities	146	131
Total liabilities	2,621	3,416
Commitments and contingencies
Stockholders’ Equity
Common stock:
Class A, voting, $0.15 par value	13	25
Class B, nonvoting, $0.15 par value	21	43
Additional paid-in capital	114	74
Retained earnings	4,065	4,326
Accumulated other comprehensive income (loss), net of tax	(350)	(433)
Treasury stock, at cost (59,143,000 and 70,749,000 shares at April 30 and January 31, respectively)	(2,301)	(2,851)
Total stockholders’ equity	1,562	1,184
Total liabilities and stockholders’ equity	$4,183	$4,600
 See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Nine Months Ended
	January 31,
	2016	2017
Cash flows from operating activities:
Net income	$545	$524
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	40	42
Stock-based compensation expense	12	10
Deferred income taxes	12	(11)
Changes in assets and liabilities, excluding the effects of acquisition of business	(161)	(120)
Cash provided by operating activities	448	445
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(307)
Additions to property, plant, and equipment	(88)	(71)
Computer software expenditures	(2)	(2)
Cash used for investing activities	(90)	(380)
Cash flows from financing activities:
Net change in short-term borrowings	319	(24)
Repayment of long-term debt	(250)	—
Proceeds from long-term debt	490	717
Debt issuance costs	(5)	(5)
Net payments related to exercise of stock-based awards	(8)	(5)
Excess tax benefits from stock-based awards	15	—
Acquisition of treasury stock	(762)	(561)
Dividends paid	(199)	(203)
Repayment of short-term obligation associated with acquisition of business (Note 14)	—	(30)
Cash used for financing activities	(400)	(111)
Effect of exchange rate changes on cash and cash equivalents	(11)	(20)
Net decrease in cash and cash equivalents	(53)	(66)
Cash and cash equivalents, beginning of period	370	263
Cash and cash equivalents, end of period	$317	$197
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

•
We adopted new guidance related to certain aspects of the accounting for stock-based compensation, including the income tax consequences. Under the new guidance, we recognize all tax benefits related to stock-based compensation as an income tax benefit in our statement of operations, and include all income tax cash flows within operating activities in our statement of cash flows. Under the previous accounting guidance, we recognized some of those tax benefits (excess tax benefits) as additional paid-in capital and classified that amount as a financing activity in our statement of cash flows. We adopted these provisions of the new guidance on a prospective basis as of May 1, 2016. As a result, our net income and operating cash flows for the nine months ended January 31, 2017, include excess tax benefits of $4 million. Prior period financial statements have not been adjusted.

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

2.    Inventories
Inventories are valued at the lower of cost or market. Some of our consolidated inventories are valued using the last-in, first-out (LIFO) method, which we use for the majority of our U.S. inventories. If the LIFO method had not been used, inventories at current cost would have been $248 million higher than reported as of April 30, 2016, and $264 million higher than reported as of January 31, 2017. Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

3.    Income Taxes
Our consolidated interim effective tax rate is based upon our expected annual operating income, statutory tax rates, and income tax laws in the various jurisdictions in which we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. The effective tax rate of 28.7% for the nine months ended January 31, 2017, is based on an expected tax rate of 31.0% on ordinary income for the full fiscal year, as adjusted for the recognition of a net tax benefit related to discrete items arising during the period and interest on previously provided tax contingencies. Our expected tax rate includes current fiscal year additions for existing tax contingency items.

As discussed in Note 1, we adopted new accounting guidance for stock-based compensation, including the income tax consequences. As a result, our effective tax rate for the nine months ended January 31, 2017, reflects the impact of $4 million of tax benefits related to stock-based compensation that we recognized as discrete items during the period.

4.    Earnings Per Share
We calculate basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share further includes the dilutive effect of stock-based compensation awards. We calculate that dilutive effect using the “treasury stock method” (as defined by GAAP).

The following table presents information concerning basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions, except per share amounts)	2016	2017	2016	2017
Net income available to common stockholders	$190	$182	$545	$524
Share data (in thousands):
Basic average common shares outstanding	402,365	384,520	408,483	388,884
Dilutive effect of stock-based awards	2,416	2,646	2,668	2,812
Diluted average common shares outstanding	404,781	387,166	411,151	391,696

Basic earnings per share	$0.47	$0.47	$1.33	$1.35
Diluted earnings per share	$0.47	$0.47	$1.33	$1.34

We excluded common stock-based awards for approximately 750,000 shares and 2,231,000 shares from the calculation of diluted earnings per share for the three months ended January 31, 2016 and 2017, respectively. We excluded common stock-based awards for approximately 956,000 shares and 1,780,000 shares from the calculation of diluted earnings per share for the nine months ended January 31, 2016 and 2017, respectively. We excluded those awards because they were not dilutive for those periods under the treasury stock method.

5.    Commitments and Contingencies
We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe it is reasonably possible that these existing loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies are recorded as of January 31, 2017.

We have guaranteed the repayment by a third-party importer of its obligation under a bank credit facility that it uses in connection with its importation of our products in Russia. If the importer were to default on that obligation, which we believe is unlikely, our maximum possible exposure under the existing terms of the guaranty would be approximately $23 million (subject to changes in foreign currency exchange rates). Both the fair value and carrying amount of the guaranty are insignificant.

As of January 31, 2017, our actual exposure under the guaranty of the importer’s obligation is approximately $8 million. We also have accounts receivable from that importer of approximately $10 million at January 31, 2017, which we expect to collect in full.

Based on the financial support we provide to the importer, we believe it meets the definition of a variable interest entity. However, because we do not control this entity, it is not included in our consolidated financial statements.

6.    Debt
Our long-term debt (net of unamortized discount and issuance costs) consists of:

(Principal and carrying amounts in millions)	April 30, 2016	January 31, 2017
1.00% notes, $250 principal amount, due January 15, 2018	$249	$249
2.25% notes, $250 principal amount, due January 15, 2023	248	248
1.20% notes, €300 principal amount, due July 7, 2026	—	318
2.60% notes, £300 principal amount, due July 7, 2028	—	369
3.75% notes, $250 principal amount, due January 15, 2043	248	248
4.50% notes, $500 principal amount, due July 15, 2045	485	486
	1,230	1,918
Less current portion	—	249
	$1,230	$1,669
We issued senior, unsecured notes with an aggregate principal amount of 300 million euros in July 2016. Interest on these notes will accrue at a rate of 1.20% and be paid annually. As of January 31, 2017, the carrying amount of these notes was $318 million ($321 million principal, less unamortized discounts and issuance costs). These notes are due on July 7, 2026.
In addition, we issued senior, unsecured notes with an aggregate principal amount of 300 million British pounds in July 2016. Interest on these notes will accrue at a rate of 2.60% and be paid annually. As of January 31, 2017, the carrying amount of these notes was $369 million ($375 million principal, less unamortized discounts and issuance costs). These notes are due on July 7, 2028.
As of April 30, 2016, our short-term borrowings of $271 million included $269 million of commercial paper, with an average interest rate of 0.53% and a remaining maturity of 26 days. As of January 31, 2017, our short-term borrowings of $308 million included $307 million of commercial paper, with an average interest rate of 0.89% and a remaining maturity of 12 days.

7.    Pension and Other Postretirement Benefits
The following table shows the components of the pension and other postretirement benefit cost recognized for our U.S. benefit plans. Information about similar international plans is not presented due to immateriality.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions)	2016	2017	2016	2017
Pension Benefits:
Service cost	$6	$6	$19	$19
Interest cost	9	9	26	26
Expected return on plan assets	(10)	(10)	(30)	(31)
Amortization of:
Prior service cost (credit)	—	—	1	1
Net actuarial loss	7	6	21	19
Settlement loss	$—	$1	$—	$1
Net cost	$12	$12	$37	$35

Other Postretirement Benefits:
Service cost	$—	$—	$1	$1
Interest cost	1	1	2	2
Amortization of:
Prior service cost (credit)	(1)	(1)	(2)	(2)
Net actuarial loss	—	—	1	—
Net cost	$—	$—	$2	$1

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity.

The following table summarizes the assets and liabilities measured or disclosed at fair value on a recurring basis:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
April 30, 2016:
Assets:
Currency derivatives	$—	$19	$—	$19
Liabilities:
Currency derivatives	—	10	—	10
Short-term borrowings	—	271	—	271
Long-term debt	—	1,293	—	1,293
January 31, 2017:
Assets:
Currency derivatives	—	42	—	42
Liabilities:
Currency derivatives	—	11	—	11
Short-term borrowings	—	308	—	308
Current portion of long-term debt	—	249	—	249
Long-term debt	—	1,686	—	1,686

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

Below is a comparison of the fair values and carrying amounts of these instruments:

	April 30, 2016		January 31, 2017
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$263	$263	$197	$197
Currency derivatives	19	19	42	42
Liabilities:
Currency derivatives	10	10	11	11
Short-term borrowings	271	271	308	308
Current portion of long-term debt	—	—	249	249
Long-term debt	1,230	1,293	1,669	1,686

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

We had outstanding currency derivatives, related primarily to our euro, British pound, and Australian dollar exposures, with notional amounts totaling $1,265 million at April 30, 2016 and $1,122 million at January 31, 2017.

During the nine months ended January 31, 2017, we used some currency derivative forward contracts and foreign currency-denominated long-term debt as after-tax net investment hedges of our investments in certain foreign subsidiaries. Any change in value of the designated portion of the hedging instruments is recorded in AOCI, offsetting the foreign currency translation adjustment of the related net investments that is also recorded in AOCI. As of January 31, 2017, $520 million of our foreign currency-denominated debt was designated as a net investment hedge. Our net investment hedges are intended to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. There was no ineffectiveness related to our net investment hedges during the periods presented in this report.

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

The following tables present the pre-tax impact that changes in the fair value of our derivative instruments and non-derivative hedging instruments had on AOCI and earnings:

		Three Months Ended
		January 31,
(Dollars in millions)	Classification	2016	2017
Derivative Instruments
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$29	$5
Net gain (loss) reclassified from AOCI into income	Net sales	17	15
Interest rate derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	—	—
Currency derivatives designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	—	—
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in income	Net sales	5	—
Net gain (loss) recognized in income	Other income	(2)	(5)
Non-Derivative Hedging Instruments
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	—	(5)
Foreign currency-denominated debt not designated as hedging instrument:
Net gain (loss) recognized in income	Other income	—	4

		Nine Months Ended
		January 31,
(Dollars in millions)	Classification	2016	2017
Derivative Instruments
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$66	$57
Net gain (loss) reclassified from AOCI into income	Net sales	46	34
Interest rate derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	8	—
Currency derivatives designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	—	8
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in income	Net sales	9	3
Net gain (loss) recognized in income	Other income	2	(13)
Non-Derivative Hedging Instruments
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	—	19
Foreign currency-denominated debt not designated as hedging instrument:
Net gain (loss) recognized in income	Other income	—	6

We expect to reclassify $23 million of deferred net gains on cash flow hedges recorded in AOCI as of January 31, 2017, to earnings during the next 12 months. This reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur. As of January 31, 2017, the maximum term of our outstanding derivative contracts was 36 months.

The following table presents the fair values of our derivative instruments:

(Dollars in millions)	Classification	Fair value of derivatives in a gain position	Fair value of derivatives in a loss position
April 30, 2016:
Designated as cash flow hedges:
Currency derivatives	Other current assets	$23	$(2)
Currency derivatives	Other assets	3	(2)
Currency derivatives	Accrued expenses	4	(8)
Currency derivatives	Other liabilities	3	(9)
Not designated as hedges:
Currency derivatives	Other current assets	1	(4)
January 31, 2017:
Designated as cash flow hedges:
Currency derivatives	Other current assets	30	(3)
Currency derivatives	Other assets	19	(4)
Currency derivatives	Accrued expenses	2	(6)
Currency derivatives	Other liabilities	1	(2)
Not designated as hedges:
Currency derivatives	Accrued expenses	—	(6)

The fair values reflected in the above table are presented on a gross basis. However, as discussed further below, the fair values of those instruments that are subject to net settlement agreements are presented in our balance sheets on a net basis.

In our statement of cash flows, we classify cash flows related to cash flow hedges in the same category as the cash flows from the hedged items.

Credit risk. We are exposed to credit-related losses if the counterparties to our derivative contracts default. This credit risk is limited to the fair value of the contracts. To manage this risk, we contract only with major financial institutions that have earned investment-grade credit ratings and with whom we have standard International Swaps and Derivatives Association (ISDA) agreements that allow for net settlement of the derivative contracts. Also, we have established counterparty credit guidelines that are regularly monitored and we monetize contracts when we believe it is warranted. Because of these safeguards, we believe we have no derivative positions that warrant credit valuation adjustments.

Some of our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. The aggregate fair value of all derivatives with creditworthiness requirements that were in a net liability position was $8 million at April 30, 2016 and $10 million at January 31, 2017.

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

(Dollars in millions)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet	Net Amounts
April 30, 2016:
Derivative assets	$34	$(15)	$19	$(6)	$13
Derivative liabilities	(25)	15	(10)	6	(4)
January 31, 2017:
Derivative assets	52	(10)	42	(1)	41
Derivative liabilities	(21)	10	(11)	1	(10)

No cash collateral was received or pledged related to our derivative contracts as of April 30, 2016 and January 31, 2017.

11.    Goodwill and Other Intangible Assets
The following table summarizes the changes in goodwill and other intangible assets during the nine months ended January 31, 2017:

(Dollars in millions)	Goodwill	Other Intangible Assets
Balance at April 30, 2016	$590	$595
Acquisitions (Note 14)	182	65
Foreign currency translation adjustment	(26)	(24)
Balance at January 31, 2017	$746	$636

Our other intangible assets consist of trademarks and brand names, all with indefinite useful lives.

12.    Stockholders’ Equity
The following table summarizes the changes in stockholders’ equity during the nine months ended January 31, 2017:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2016	$13	$21	$114	$4,065	$(350)	$(2,301)	$1,562
Cumulative effect of change in accounting principle (Note 1)				10			10
Net income				524			524
Net other comprehensive income (loss)					(83)		(83)
Cash dividends				(273)			(273)
Acquisition of treasury stock						(561)	(561)
Stock-based compensation expense			10				10
Stock issued under compensation plans						11	11
Loss on issuance of treasury stock issued under compensation plans			(16)				(16)
Stock split	12	22	(34)				—
Balance at January 31, 2017	$25	$43	$74	$4,326	$(433)	$(2,851)	$1,184

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

Dividends. The following table summarizes the cash dividends declared per share on our Class A and Class B common stock during the nine months ended January 31, 2017:

Declaration Date	Record Date	Payable Date	Amount per Share
May 26, 2016	June 6, 2016	July 1, 2016	$0.1700
July 28, 2016	September 1, 2016	October 3, 2016	$0.1700
November 17, 2016	December 2, 2016	January 3, 2017	$0.1825
January 24, 2017	March 6, 2017	April 3, 2017	$0.1825

Accumulated Other Comprehensive Income. The following table summarizes the changes in each component of AOCI, net of tax, during the nine months ended January 31, 2017:

(Dollars in millions)	Currency Translation Adjustments	Cash Flow Hedge Adjustments	Postretirement Benefits Adjustments	Total AOCI
Balance at April 30, 2016	$(131)	$11	$(230)	$(350)
Net other comprehensive income (loss)	(110)	14	13	(83)
Balance at January 31, 2017	$(241)	$25	$(217)	$(433)

13.    Other Comprehensive Income
The following tables present the components of net other comprehensive income (loss):

	Three Months Ended			Three Months Ended
	January 31, 2016			January 31, 2017
(Dollars in millions)	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Currency translation adjustments:
Net gain (loss) on currency translation	$(30)	$—	$(30)	$(27)	$2	$(25)
Reclassification to earnings	—	—	—	—	—	—
Other comprehensive income (loss), net	(30)	—	(30)	(27)	2	(25)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	29	(11)	18	5	(3)	2
Reclassification to earnings[1]	(17)	7	(10)	(15)	6	(9)
Other comprehensive income (loss), net	12	(4)	8	(10)	3	(7)
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	—	—	—	2	(1)	1
Reclassification to earnings[2]	7	(2)	5	7	(2)	5
Other comprehensive income (loss), net	7	(2)	5	9	(3)	6

Total other comprehensive income (loss), net	$(11)	$(6)	$(17)	$(28)	$2	$(26)

	Nine Months Ended			Nine Months Ended
	January 31, 2016			January 31, 2017
(Dollars in millions)	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Currency translation adjustments:
Net gain (loss) on currency translation	(57)	(1)	(58)	(99)	(11)	(110)
Reclassification to earnings	—	—	—	—	—	—
Other comprehensive income (loss), net	(57)	(1)	(58)	(99)	(11)	(110)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	74	(26)	48	57	(23)	34
Reclassification to earnings[1]	(46)	18	(28)	(34)	14	(20)
Other comprehensive income (loss), net	28	(8)	20	23	(9)	14
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	—	—	—	2	(1)	1
Reclassification to earnings[2]	23	(8)	15	19	(7)	12
Other comprehensive income (loss), net	23	(8)	15	21	(8)	13

Total other comprehensive income (loss), net	$(6)	$(17)	$(23)	$(55)	$(28)	$(83)
1Pre-tax amount is classified as net sales in the accompanying consolidated statements of operations.
2Pre-tax amount is a component of pension and other postretirement benefit expense (as shown in Note 7, except for amounts related to non-U.S. benefit plans, about which no information is presented in Note 7 due to immateriality).

14.    Acquisition of Business
On June 1, 2016, we acquired The BenRiach Distillery Company Limited (BenRiach) for aggregate consideration of $407 million, consisting of a purchase price of $341 million and $66 million in assumed debt and transaction-related obligations that we have since paid. The acquisition, which brought three single malt Scotch whisky brands into our portfolio, included brand trademarks, inventories, three malt distilleries, a bottling plant, and BenRiach’s headquarters in Edinburgh, Scotland.
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
BenRiach’s results of operations, which have been included in our financial statements since the acquisition date, were not material for the three-month or nine-month periods ended January 31, 2017. Pro forma results are not presented due to immateriality.
On November 17, 2016, we purchased the remaining 10% interest in BenRiach for cash of 24 million British pounds ($30 million at the exchange rate on that date) by exercising the call option described above. That cash payment is classified as a financing activity in the accompanying statement of cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with both our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report and our 2016 Form 10-K. Note that the results of operations for the nine months ended January 31, 2017 do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, “we,” “us,” and “our” refer to Brown-Forman Corporation.

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

•
“Acquisitions and divestitures.” On January 14, 2016, we reached an agreement to sell our Southern Comfort and Tuaca brands and related assets to Sazerac Company, Inc. The transaction closed March 1, 2016, for $543 million in cash, which resulted in a gain of $485 million in the fourth quarter of fiscal 2016. On June 1, 2016, we acquired The BenRiach Distillery Company Limited (BenRiach) for aggregate consideration of $407 million, consisting of a purchase price of $341 million and $66 million in assumed debt and transaction-related obligations that we have since paid. The acquisition, which brought three single malt Scotch whisky brands into our portfolio, included brand trademarks, inventories, three malt distilleries, a bottling plant, and BenRiach’s headquarters in Edinburgh, Scotland. See Note 14 to the accompanying financial statements for additional information. This adjustment removes (a)

transaction-related costs for the acquisition and divestiture and (b) operating activity for the acquisition and divestiture for the non-comparable period, which is fiscal 2016 activity for Southern Comfort and Tuaca and fiscal 2017 activity for Southern Comfort, Tuaca, and BenRiach. We believe that these adjustments allow us to understand better our underlying results on a comparable basis.
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

•	Risks associated with acquisitions, dispositions, business partnerships or investments – such as acquisition integration, or termination difficulties or costs, or impairment in recorded value

•	Inadequate protection of our intellectual property rights

•	Product recalls or other product liability claims; product counterfeiting, tampering, contamination, or product quality issues

•	Significant legal disputes and proceedings; government investigations (particularly of industry or company business, trade or marketing practices)

•	Failure or breach of key information technology systems

•	Negative publicity related to our company, brands, marketing, personnel, operations, business performance, or prospects

•	Failure to attract or retain key executive or employee talent

•	Our status as a family “controlled company” under New York Stock Exchange rules

Summary of Operating Performance

	Three months ended January 31				Nine months ended January 31
	2016	2017	Reported Change	Underlying Change[1]	2016	2017	Reported Change	Underlying Change[1]

Net sales	$809	$808	—%	4%	$2,360	$2,299	(3%)	3%
Cost of sales	254	272	7%	5%	729	758	4%	4%
Gross profit	555	536	(3%)	3%	1,631	1,541	(6%)	2%
Advertising	107	102	(4%)	10%	317	291	(8%)	4%
SG&A	167	162	(3%)	(2%)	507	488	(4%)	(2%)
Operating income	$278	$273	(2%)	3%	$807	$778	(4%)	5%

Gross margin	68.7%	66.4%	(2.3)pp		69.1%	67.0%	(2.1)pp
Operating margin	34.4%	33.8%	(0.6)pp		34.2%	33.8%	(0.4)pp
Interest expense, net	$12	15	22%		$33	42	27%
Effective tax rate	28.8%	29.4%	0.6pp		29.5%	28.7%	(0.8)pp
Diluted earnings per share	$0.47	$0.47	1%		$1.33	$1.34	1%
Note: Totals may differ due to rounding

1See “Non-GAAP Financial Measures” above for details on our use of “underlying changes”, including how these measures are calculated and the reasons why we think this information is useful to readers.
Overview
For the nine months ended January 31, 2017, compared to the same period last year, reported net sales declined 3% and reported operating income declined 4%, while diluted earnings per share increased 1%. Excluding the impact of acquisitions and divestitures, reported net sales increased 1% and reported operating income increased 3%. After also adjusting for the negative effect of foreign exchange, we grew underlying net sales 3% and underlying operating income 5%. Our underlying operating results were driven by the Jack Daniel's family of brands, our tequila brands, and Woodford Reserve. In addition, our underlying operating results benefited from the reduction of underlying SG&A expenses.
Our financial condition remained strong. We received proceeds of $717 million from the issuance of long-term debt in July 2016, purchased BenRiach in June for aggregate consideration of $407 million (see Note 14 to the accompanying financial statements for additional information), continued to invest in our capacity expansion projects, and returned $764 million to shareholders during the nine months ended January 31, 2017 through ordinary dividends and share repurchases.

RESULTS OF OPERATIONS – FISCAL 2017 YEAR-TO-DATE HIGHLIGHTS
Market Highlights
The following table provides supplemental information of our largest markets for the nine months ended January 31, 2017, compared to the same period last year. We discuss results for the markets most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the nine months ended January 31, 2017, compared to the same period last year.
Top 10 Markets[1] - Fiscal 2017 Net Sales Growth by Geographic Area

	Percentage change versus prior year period
Nine months ended January 31, 2017	Net Sales[2]
Geographic area	Reported	Acquisitions & Divestitures	Foreign Exchange	Net Chg in Est. Distributor Inventories	Underlying
United States	(1%)	6%	—%	—%	4%
Europe	(8%)	3%	5%	3%	2%
United Kingdom	(12%)	11%	5%	—%	4%
Germany	(2%)	2%	5%	—%	4%
Poland	5%	(1%)	4%	—%	8%
France	6%	(1%)	4%	—%	9%
Turkey	(28%)	—%	18%	—%	(11%)
Russia	(50%)	—%	2%	45%	(4%)
Rest of Europe	(5%)	—%	3%	—%	(2%)
Australia	(1%)	5%	(4%)	—%	—%
Other geographies	—%	—%	5%	(2%)	3%
Mexico	(2%)	—%	16%	—%	14%
Canada	(10%)	4%	2%	5%	1%
Remaining geographies[3]	2%	(1%)	(1%)	(4%)	(4%)
Travel Retail[4]	1%	3%	1%	2%	7%
Other non-branded[5]	16%	(37%)	—%	—%	(22%)
Total	(3%)	3%	2%	—%	3%
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
3Remaining geographies represents over 110 countries with the largest being Japan, Brazil, and South Africa.
4Travel Retail represents our sales to global duty free and travel retail customers.
5Other non-branded includes used barrel, bulk whiskey and wine, and contract bottling sales.

•
United States. Reported net sales declined 1%, while underlying net sales increased 4% after adjusting for the absence of revenues associated with Southern Comfort and Tuaca, which were sold last March. Underlying net sales gains were driven primarily by (a) the growth of our American whiskey portfolio, led by Jack Daniel’s Tennessee Whiskey (JDTW), Woodford Reserve, and Old Forester; (b) our tequila brands, led by Herradura and el Jimador; (c) Sonoma-Cutrer; and (d) Korbel Champagne. This growth was partially offset by declines in Canadian Mist.

•
Europe. Reported net sales decreased 8%, while underlying net sales increased 2% after adjusting for (a) the net effect of acquired and divested brands, (b) the negative effect of foreign exchange driven by the strengthening of the dollar against the British pound, euro, and Turkish lira, and (c) an estimated net decrease in distributor inventories in Russia. Underlying net sales gains in France, Poland, the United Kingdom, and Germany were partially offset by declines in Turkey and Russia, which both suffered from geopolitical instability and weak economic conditions.

◦	In the United Kingdom, underlying net sales growth was driven by higher volumes of JDTW, Jack Daniel’s ready-to-drinks (JD RTDs), and Chambord and higher prices and favorable mix of JDTW.

◦
In Germany, underlying net sales growth was driven by higher volumes of JD RTDs and Jack Daniel’s Tennessee Honey (JDTH), and the introduction of Jack Daniel’s Tennessee Fire (JDTF). JDTW volumes declined, although consumer takeaway trends remain solid.

◦	In Poland and France, underlying net sales growth was driven by higher volumes of JDTW. France also benefited from the expansion of JDTF.

◦	In Turkey, which has suffered from political and economic instability, the decline in underlying net sales was driven by lower volumes of JDTW.

◦
In Russia, underlying net sales declines were driven primarily by lower volumes of JDTW, partially offset by price increases on Finlandia and JDTW intended to mitigate the effect of the devaluation of the ruble. We believe that the declines in the Russian market are driven by weak economic conditions, consumer trends favoring local products, and the reduction in the purchasing power of consumers for premium imported brands given the significant currency devaluation. Russia returned to growth in the third quarter primarily driven by Finlandia, as the market began to improve.

◦
The decline in underlying net sales in the rest of Europe was driven by lower volumes of JDTW in Belgium, the absence of sales for lower-margin agency brands that we no longer distribute in Czech Republic, and lower volumes of JDTW in Austria. These declines were partially offset by growth in Ukraine, driven by JDTW and Finlandia.

•
Australia. Reported net sales decreased 1%, while underlying net sales were flat after adjusting for the negative effect of the absence of revenues resulting from the the sale of Southern Comfort and Tuaca and the positive effect of foreign exchange. Recently launched Jack Daniel’s RTD products and the expansion of JDTF were offset by declines in the rest of the Jack Daniel’s family of brands, including Jack Daniel’s & Cola.

•
Other geographies. Reported net sales for our other markets were flat, while underlying net sales collectively increased 3% after adjusting for the negative effect of foreign exchange driven by the strengthening of the dollar against the Mexican peso and the estimated net increase in distributor inventories. Underlying net sales growth was led by Mexico and Japan, the latter of which benefited from buy-ins ahead of price increases. These gains were partially offset by declines in China and Brazil.

•
Travel Retail. Reported net sales increased 1% and underlying net sales increased 7% after adjusting reported results for (a) the absence of revenues resulting from the sale of Southern Comfort and Tuaca, (b) the negative effect of foreign exchange, and (c) an estimated net decrease in distributor inventories. Following declines in the same period last year, underlying net sales growth was led by higher volumes of JDTW, distribution gains on Woodford Reserve, and the expansion of JDTF into Europe.

•
Other non-branded. Reported net sales increased 16%, while underlying net sales declined 22% after removing the net effect of acquired and divested businesses (primarily bulk whiskey and contract bottling sales). The reduction in underlying net sales was due primarily to declines in used barrel sales reflecting lower prices and volumes as a result of weaker demand from blended Scotch industry buyers and pricing pressures due to the increased supply of used barrels in the market.

Brand Highlights
The following table highlights the worldwide results of our largest brands for the nine months ended January 31, 2017, compared to the same period last year. We discuss results of the brands most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the nine months ended January 31, 2017, compared to the same period last year.
Major Brands Worldwide Results

	Percentage change versus prior year period
Nine months ended January 31, 2017	Volumes	Net Sales[1]
Brand family / brand	9L Depletions	Reported	Foreign Exchange	Net Chg in Est. Distributor Inventories	Underlying
Jack Daniel’s Family	4%	1%	2%	—%	3%
Jack Daniel’s Tennessee Whiskey	1%	—%	2%	—%	2%
Jack Daniel’s Tennessee Honey	5%	1%	2%	—%	3%
Other Jack Daniel’s whiskey brands[2]	9%	5%	1%	(2%)	4%
Jack Daniel’s RTDs/RTP[3]	7%	2%	4%	—%	5%
New Mix RTDs	8%	—%	16%	—%	16%
Finlandia	—%	(10%)	2%	6%	(1%)
Canadian Mist	(8%)	(11%)	—%	—%	(12%)
El Jimador	2%	—%	5%	2%	7%
Woodford Reserve	19%	15%	1%	4%	20%
Herradura	14%	11%	8%	(1%)	18%
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
3Jack Daniel’s RTD and ready-to-pour (RTP) products include all RTD line extensions of Jack Daniel’s, such as Jack Daniel’s & Cola, Jack Daniel’s & Diet Cola, Jack & Ginger, Jack Daniel’s Country Cocktails, Gentleman Jack & Cola, Jack Daniel’s Double Jack, Jack Daniel’s American Serve, Jack Daniel’s Tennessee Honey RTD, and the seasonal Jack Daniel’s Winter Jack RTP.

•
Jack Daniel’s family of brands reported net sales increased 1% and underlying net sales grew 3%, and was the most significant contributor to our overall underlying net sales growth. Reported net sales were hurt by foreign exchange due to the strengthening of the dollar against the British pound, euro, Mexican peso, and Turkish lira. The following are details about the underlying performance of the Jack Daniel’s family of brands:

◦
JDTW grew underlying net sales in several markets including the United States, Poland, France, Japan, Travel Retail, the United Kingdom, and Mexico. These increases were partially offset by declines in various markets, including China, Belgium, Turkey, Southeast Asia, and sub-Saharan Africa.

◦	JDTH grew underlying net sales in the United States, its largest market, Travel Retail, Germany, and Mexico. These gains were partially offset by declines in Brazil and the United Kingdom.

◦
Among our Other Jack Daniel’s whiskey brands, the most significant contributor to underlying net sales growth was JDTF, which was led by the expansion in France, Germany, and Travel Retail. The year-to-date growth of JDTF from its international expansion was partially offset by declines for the brand in the United States, where prior year volumes were high due to the national introduction in late fiscal 2015. Gentleman Jack also contributed to underlying net sales growth, while Jack Daniel’s Sinatra declined.

◦
The increase in underlying net sales growth for Jack Daniel’s RTDs/RTP was driven by consumer-led volumetric gains, distribution expansion, and product innovation in Mexico, Germany, and the United Kingdom.

•
Reported net sales for New Mix RTDs in Mexico were flat while underlying net sales grew 16% driven by volume gains and higher pricing. Reported net sales were hurt by foreign exchange due to the strengthening of the dollar against the Mexican peso.

•
Reported net sales for Finlandia declined 10% and underlying net sales decreased 1% driven predominantly by lower volumes and unfavorable price/mix in the United States and Poland, the brand’s largest market. These declines were partially offset by price increases for the brand in Russia, which were intended to partially offset the devaluation of the ruble.

•	Reported net sales for Canadian Mist decreased 11% and underlying net sales decreased 12% driven by volume declines in the United States.

•
Reported net sales for el Jimador were flat, while underlying net sales increased 7% driven by volume gains in the United States. Reported net sales were hurt by foreign exchange due to the strengthening of the dollar against the Mexican peso.

•
Woodford Reserve led the growth of our super- and ultra-premium American whiskeys with reported net sales increasing 15% and underlying net sales growing 20%. This growth was driven by the United States, where the brand continued to grow volumetrically with strong consumer takeaway trends. Outside the United States, growth was helped by distribution expansion in Travel Retail.

•
Reported net sales of Herradura grew 11% and underlying net sales increased 18% driven primarily by increased volumes in the brand’s largest markets, the United States and Mexico. Reported net sales were hurt by foreign exchange due to the strengthening of the dollar against the Mexican peso.

RESULTS OF OPERATIONS – YEAR-OVER-YEAR PERIOD COMPARISONS
NET SALES

Percentage change versus the prior year period ended January 31	3 Months	9 Months
Change in reported net sales	—%	(3%)
Acquisitions and divestitures	4%	3%
Foreign exchange	1%	2%
Estimated net change in distributor inventories	(1%)	—%
Change in underlying net sales	4%	3%

Change in underlying net sales attributed to:
Volume	3%	2%
Net price/mix	1%	1%
Note: Totals may differ due to rounding
For the three months ended January 31, 2017, net sales were $808 million, a decrease of $1 million or essentially flat, compared to the same period last year. After adjusting reported results for (a) the net effect of acquisitions and divestitures, (b) the negative effect of foreign exchange, and (c) the estimated net increase in distributor inventories, underlying net sales grew 4%. The change in underlying net sales was driven by 3% volume growth and 1% of price/mix.
The primary factors contributing to the growth in underlying net sales for the three months ended January 31, 2017 were the growth of:

•	our American whiskey portfolio in the United States, led by Woodford Reserve, JDTW, and Old Forester;

•	JDTW in several international markets, most notably, Poland, the United Kingdom, France, Travel Retail, Germany, and Mexico;

•
our tequila brands, led by (a) volume gains and higher prices of New Mix in Mexico; (b) higher volumes and prices of Herradura in the United States and Mexico; and (c) volume gains of el Jimador in the United States;

•	volume on JD RTDs, partially due to innovation, led by Germany, Mexico, Australia, and the United Kingdom;

•	volume and price increases of Finlandia in Russia;

•	JDTF driven by expansion in France, Germany, and Travel Retail; and

•	Sonoma-Cutrer in the United States.
The primary factors partially offsetting the growth in underlying net sales for the three months ended January 31, 2017 were declines of:

•	volumes on Korbel Champagne in the United States;

•	volumes on JDTW in certain markets, including Russia and Australia;

•	Jack Daniel’s Sinatra in the United States;

•	used barrel sales reflecting lower prices and volumes as a result of weaker demand from blended Scotch industry buyers and pricing pressures due to increased supply of used barrels in the market;

•	volumes on Finlandia in Poland;

•	volumes on el Jimador in Mexico; and

•	Canadian Mist in the United States.
For the nine months ended January 31, 2017, net sales were $2,299 million, a decrease of 3%, or $61 million, compared to the same period last year. After adjusting reported results for the net effect of acquisitions and divestitures and the negative effect of foreign exchange, underlying net sales grew 3%. The change in underlying net sales was driven by 2% volume growth and 1% of price/mix. Volume growth was led by the Jack Daniel’s family of brands, our tequila brands, and Woodford Reserve, partially offset by declines in Canadian Mist and lower margin agency brands that we no longer distribute. The improvement in price/mix was driven by higher average pricing on JDTW and our tequila brands and a shift in sales out of lower-priced brands, such as Canadian Mist, to higher-priced brands, most notably the Jack Daniel’s family of brands, partially offset by declines in used barrel sales.

The primary factors contributing to the growth in underlying net sales for the nine months ended January 31, 2017 were growth of:

•	our American whiskey portfolio in the United States, led by JDTW, Woodford Reserve, Old Forester, and JDTH;

•
our tequila brands, led by (a) volume gains and higher prices of New Mix in Mexico, (b) higher volumes of Herradura in the United States and Mexico, and (c) volume gains of el Jimador in the United States;

•	JDTW in several international markets, most notably, Poland, France, Japan, Travel Retail, the United Kingdom, and Mexico;

•	volume on JD RTDs, led by Mexico, Germany, and the United Kingdom;

•	Korbel Champagne and Sonoma-Cutrer in the United States; and

•	expansion of JDTF into additional markets, led by France.
The primary factors partially offsetting the growth in underlying net sales for the nine months ended January 31, 2017 were declines of:

•	used barrel sales reflecting lower prices and volumes as a result of weaker demand from blended Scotch industry buyers and pricing pressures due to increased supply of used barrels in the market;

•	JDTW in China, Belgium, and Turkey;

•	volume on Canadian Mist in the United States; and

•	the absence of sales for lower-margin agency brands that we no longer distribute.
COST OF SALES

Percentage change versus the prior year period ended January 31	3 Months	9 Months
Change in reported cost of sales	7%	4%
Acquisitions and divestitures	1%	—%
Foreign exchange	(4%)	(1%)
Estimated net change in distributor inventories	—%	1%
Change in underlying cost of sales	5%	4%

Change in underlying cost of sales attributed to:
Volume	3%	2%
Cost/mix	2%	2%
Note: Totals may differ due to rounding
Cost of sales for the three months ended January 31, 2017 increased $18 million, or 7%, to $272 million when compared to the same period last year. Underlying cost of sales increased 5% after adjusting reported costs for the net effect of acquisitions and divestitures and the negative effect of foreign exchange.
Cost of sales for the nine months ended January 31, 2017 increased $29 million, or 4%, to $758 million when compared to the same period last year. Underlying cost of sales increased 4% after adjusting reported costs for the negative effect of foreign exchange and the estimated net change in distributor inventories. The increase in underlying cost of sales for the three and nine months ended January 31, 2017 was driven by an increase in volumes and higher input costs for wood and grain. Looking ahead to the remainder of fiscal 2017, we expect that our input costs will increase mid-single digits.
GROSS PROFIT

Percentage change versus the prior year period ended January 31	3 Months	9 Months
Change in reported gross profit	(3%)	(6%)
Acquisitions and divestitures	5%	5%
Foreign exchange	3%	3%
Estimated net change in distributor inventories	(2%)	—%
Change in underlying gross profit	3%	2%
Note: Totals may differ due to rounding

Gross profit of $536 million decreased $19 million, or 3%, for the three months ended January 31, 2017. Underlying gross profit grew 3% after adjusting reported results for (a) the net effect of acquisitions and divestitures, (b) the negative effect of foreign exchange, and (c) the estimated net change in distributor inventories. The increase in underlying gross profit resulted from the same factors that contributed to the increase in underlying net sales and the increase in underlying cost of sales.
Gross margin decreased to 66.4% for the three months ended January 31, 2017, down approximately 230 basis points from 68.7% in the same period last year driven primarily by (a) the negative effect of foreign exchange, (b) the net effect of acquisitions and divestitures, and (c) an increase in underlying cost of sales, partially offset by favorable price and mix.
Gross profit of $1,541 million decreased $90 million, or 6%, for the nine months ended January 31, 2017. Underlying gross profit grew 2% after adjusting reported results for the net effect of acquisitions and divestitures and the negative effect of foreign exchange. The increase in underlying gross profit resulted from the same factors that contributed to the increase in underlying net sales and the increase in underlying cost of sales.
Gross margin decreased to 67.0% for the nine months ended January 31, 2017, down approximately 210 basis points from 69.1% in the same period last year driven primarily by (a) the net effect of acquisitions and divestitures, (b) the negative effect of foreign exchange, and (c) an increase in underlying cost of sales, partially offset by favorable price and mix.
ADVERTISING EXPENSES

Percentage change versus the prior year period ended January 31	3 Months	9 Months
Change in reported advertising	(4%)	(8%)
Acquisitions and divestitures	11%	10%
Foreign exchange	3%	2%
Change in underlying advertising	10%	4%
Note: Totals may differ due to rounding
Advertising expenses of $102 million decreased $5 million, or 4%, for the three months ended January 31, 2017 compared to the same period last year. Underlying advertising expenses increased 10% after adjusting reported results for the net effect of acquisitions and divestitures and the benefit of foreign exchange. The increase in underlying advertising expense was driven by higher spending on JDTW, due in part to the 150th anniversary of Jack Daniel’s Distillery, JDTF, and JD RTDs, partially due to new innovations.
Advertising expenses of $291 million decreased $26 million, or 8%, for the nine months ended January 31, 2017 compared to the same period last year. Underlying advertising expenses increased 4% after adjusting reported results for the net effect of acquisitions and divestitures and the benefit of foreign exchange. The net increase in underlying advertising expense was driven by higher spending on JDTW, JD RTDs, Herradura, Coopers’ Craft Bourbon, and JDTF. We reduced advertising expense behind Finlandia.
SELLING, GENERAL, AND ADMINISTRATIVE (SG&A) EXPENSES

Percentage change versus the prior year period ended January 31	3 Months	9 Months
Change in reported SG&A	(3%)	(4%)
Acquisitions and divestitures	—%	—%
Foreign exchange	1%	1%
Change in underlying SG&A	(2%)	(2%)
Note: Totals may differ due to rounding
SG&A expenses of $162 million decreased $5 million, or 3%, for the three months ended January 31, 2017, while underlying SG&A expenses declined 2% after adjusting reported results for the favorable effect of foreign exchange.
SG&A expenses of $488 million decreased $19 million, or 4%, for the nine months ended January 31, 2017, while underlying SG&A expenses declined 2% after adjusting reported results for the favorable effect of foreign exchange. The decrease in underlying SG&A for both the three and nine months ended January 31, 2017 was driven by lower compensation related expenses and tight management of discretionary spending. Looking ahead to the remainder of fiscal 2017, we expect that SG&A will increase in the low single digits.

OPERATING INCOME

Percentage change versus the prior year period ended January 31	3 Months	9 Months
Change in reported operating income	(2%)	(4%)
Acquisitions and divestitures	6%	6%
Foreign exchange	2%	3%
Estimated net change in distributor inventories	(3%)	—%
Change in underlying operating income	3%	5%
Note: Totals may differ due to rounding
Operating income of $273 million decreased $5 million, or 2%, for the three months ended January 31, 2017 compared to the same period last year. Underlying operating income grew 3% after adjusting for (a) the net effect of acquisitions and divestitures, (b) the negative effect of foreign exchange, and (c) the estimated net change in distributor inventories. The same factors that contributed to the growth in underlying gross profit also contributed to the growth in underlying operating income. In addition, a reduction in underlying SG&A expenses also contributed to the growth in underlying operating income, partially offset by an increase in underlying advertising expenses.
Operating margin declined 60 basis points to 33.8% for the three months ended January 31, 2017 from 34.4% in the same period last year. The decrease in our operating margin was driven by (a) the net effect of acquisitions and divestitures, (b) an increase in underlying advertising expenses, (c) the negative effect of foreign exchange, and (d) the decline in gross profit, partially offset by a reduction in underlying SG&A spend.
Operating income of $778 million decreased $29 million, or 4%, for the nine months ended January 31, 2017 compared to the same period last year. Underlying operating income grew 5% after adjusting for the net effect of acquisitions and divestitures and the negative effect of foreign exchange. The same factors that contributed to the growth in underlying gross profit also contributed to the growth in underlying operating income. A reduction in underlying SG&A expenses also contributed to the increase in underlying operating income. This was partially offset by an increase in underlying advertising expenses.
Operating margin declined 40 basis points to 33.8% for the nine months ended January 31, 2017 from 34.2% in the same period last year. The decrease in our operating margin was primarily due to (a) the net effect of acquisitions and divestitures, (b) the decline in gross profit, and (c) the negative effect of foreign exchange, partially offset by a reduction in SG&A spend.
The effective tax rate in the three months ended January 31, 2017 was 29.4% compared to 28.8% for the same period last year. The increase in our effective tax rate was primarily driven by an increase in foreign exchange gains in non-U.S. entities that are currently subject to U.S. tax and a decrease in the beneficial impact of foreign earnings at lower rates, partially offset by a decrease in tax expense related to discrete items.
The effective tax rate in the nine months ended January 31, 2017 was 28.7% compared to 29.5% for the same period last year. The decrease in our effective tax rate was primarily driven by a decrease in tax expense related to discrete items, partially offset by an increase in foreign exchange gains in non-U.S. entities that are currently subject to U.S. tax.
Diluted earnings per share of $0.47 in the three months ended January 31, 2017 increased 1% from the $0.47 reported for the same period last year. Diluted earnings per share of $1.34 in the nine months ended January 31, 2017 increased 1% from the $1.33 reported for the same period last year. The increase in diluted earnings per share for the nine-month period resulted from a reduction in shares outstanding due to share repurchases and the benefit of a lower tax rate, partially offset by lower reported operating income and higher interest expenses.

Liquidity and Financial Condition
Cash flows. Cash and cash equivalents decreased $66 million during the nine months ended January 31, 2017, compared to a decrease of $53 million during the same period last year. Cash provided by operations of $445 million was down $3 million from the same period last year, reflecting lower earnings offset partially by a smaller seasonal increase in working capital. Cash used for investing activities was $380 million during the nine months ended January 31, 2017, compared to $90 million for the same prior-year period. The $290 million increase largely reflects $307 million in cash paid to acquire BenRiach (see Note 14 to the accompanying financial statements), partially offset by a $17 million decline in capital spending.
Cash used for financing activities was $111 million during the nine months ended January 31, 2017, compared to $400 million during the same period last year. The $289 million decrease in cash used for financing activities largely reflects a $477 million increase in net proceeds from long-term debt and a $201 million decrease in share repurchases, partially offset by a $343 million decline in net proceeds from short-term borrowings and the payment of $30 million in November 2016 to settle an obligation related to our acquisition of BenRiach. The impact on cash and cash equivalents as a result of exchange rate changes was a decline of $20 million for the nine months ended January 31, 2017, compared to a decline of $11 million for the same period last year.
Liquidity. We continue to maintain sufficient liquidity to meet current obligations, fund capital expenditures, pay dividends, and continue share repurchases while reserving adequate debt capacity for acquisition opportunities.
In addition to our cash and cash equivalent balances, we have access to several liquidity sources to supplement our cash flow from operations. One of those sources is our $1.2 billion commercial paper program that we regularly use to fund our short-term credit needs. During the three months ended January 31, 2017, our commercial paper borrowings averaged $566 million, with an average maturity of 27 days and an average interest rate of 0.73%. During the nine months ended January 31, 2017, our commercial paper borrowings averaged $601 million, with an average maturity of 33 days and an average interest rate of 0.64%. Commercial paper outstanding was $269 million at April 30, 2016, and $307 million at January 31, 2017.
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
As of January 31, 2017, we had total cash and cash equivalents of $197 million. Of this amount, $164 million was held by foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We do not expect to need the cash generated by those foreign subsidiaries to fund our domestic operations. In the unforeseen event that we were to repatriate cash from those foreign subsidiaries, we would be required to provide for and pay U.S. taxes on permanently repatriated earnings.
As announced on January 24, 2017, our Board of Directors declared a regular quarterly cash dividend on our Class A and Class B common stock of $0.1825 per share. Stockholders of record on March 6, 2017, will receive the cash dividend on April 3, 2017.
We believe our current liquidity position is strong and sufficient to meet all of our future financial commitments. A quantitative covenant of our $800 million bank credit facility requires the ratio of consolidated EBITDA (as defined in the agreement) to consolidated interest expense to be at least 3 to 1. As of January 31, 2017, with a ratio of 19 to 1, we were well within the covenant’s parameters. The $400 million 364-day credit facility has no quantitative covenant requirement.
Share repurchases. As announced on January 28, 2016, our Board of Directors authorized the repurchase of up to $1 billion of our outstanding Class A and Class B common shares from April 1, 2016, through March 31, 2017, subject to market and other conditions. We may repurchase those shares in open market purchases, block transactions, or privately negotiated transactions in accordance with applicable federal securities laws. We can modify, suspend, or terminate this repurchase program at any time without prior notice. As of January 31, 2017, we have repurchased a total of 14,159,578 shares under this program for approximately $670 million, leaving approximately $330 million available for additional repurchases through March 31, 2017. The results of this share repurchase program are summarized in the following table.

	Shares Purchased		Average Price Per Share, Including Brokerage Commissions		Total Cost of Shares
Period	Class A	Class B	Class A	Class B	(Millions)
April 1, 2016 – April 30, 2016	—	2,330,026	$—	$47.85	$111
May 1, 2016 – July 31, 2016	—	4,107,440	$—	$48.36	$199
August 1, 2016 – October 31, 2016	25,409	5,121,338	$48.76	$46.96	$242
November 1, 2016 – January 31, 2017	4,903	2,570,462	$46.90	$45.76	$118
	30,312	14,129,266	$48.46	$47.30	$670

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

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) (our principal executive and principal financial officers), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures: are effective to ensure that information required to be disclosed by the company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by the company in such reports is accumulated and communicated to the company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about shares of our common stock that we acquired during the quarter ended January 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
November 1, 2016 – November 30, 2016	1,626,943	$45.96	1,626,943	$373,400,000
December 1, 2016 – December 31, 2016	948,422	$45.43	948,422	$330,300,000
January 1, 2017 – January 31, 2017	—	$—	—	$330,300,000
Total	2,575,365	$45.76	2,575,365
Note: Our Class A and Class common shares were split on a two-for-one basis during August 2016. The share and per share amounts in this table are presented on a split-adjusted basis.
As announced on January 28, 2016, our Board of Directors authorized the repurchase of up to $1 billion of our outstanding Class A and Class B common shares from April 1, 2016, through March 31, 2017, subject to market and other conditions. The shares presented in the above table were acquired as part of this repurchase program.

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
101
The following materials from Brown-Forman Corporation's Quarterly Report on Form 10-Q for the quarter ended January 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (a) Condensed Consolidated Statements of Operations, (b) Condensed Consolidated Statements of Comprehensive Income, (c) Condensed Consolidated Balance Sheets, (d) Condensed Consolidated Statements of Cash Flows, and (e) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN-FORMAN CORPORATION
(Registrant)

Date:	March 7, 2017	By:	/s/ Jane C. Morreau
Jane C. Morreau
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)