Form 10-Q
period 2017-07-31
BROWN FORMAN CORP
filed 2017-08-30
CIK 14693

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  July 31, 2017

Class A Common Stock ($.15 par value, voting)	169,061,063
Class B Common Stock ($.15 par value, nonvoting)	215,209,950

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended
	July 31,
	2016	2017
Sales	$856	$929
Excise taxes	195	206
Net sales	661	723
Cost of sales	208	230
Gross profit	453	493
Advertising expenses	82	89
Selling, general, and administrative expenses	163	161
Other expense (income), net	(5)	(1)
Operating income	213	244
Interest income	1	1
Interest expense	13	16
Income before income taxes	201	229
Income taxes	57	51
Net income	$144	$178
Earnings per share:
Basic	$0.37	$0.46
Diluted	$0.36	$0.46
Cash dividends per common share:
Declared	$0.3400	$0.3650
Paid	$0.1700	$0.1825
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended
	July 31,
	2016	2017
Net income	$144	$178
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(67)	34
Cash flow hedge adjustments	12	(23)
Postretirement benefits adjustments	3	3
Net other comprehensive income (loss)	(52)	14
Comprehensive income	$92	$192
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions)

	April 30, 2017	July 31, 2017
Assets
Cash and cash equivalents	$182	$238
Accounts receivable, less allowance for doubtful accounts of $7 at April 30 and July 31	557	576
Inventories:
Barreled whiskey	873	895
Finished goods	186	217
Work in process	119	117
Raw materials and supplies	92	108
Total inventories	1,270	1,337
Other current assets	342	352
Total current assets	2,351	2,503
Property, plant and equipment, net	713	719
Goodwill	753	755
Other intangible assets	641	661
Deferred tax assets	16	17
Other assets	151	147
Total assets	$4,625	$4,802
Liabilities
Accounts payable and accrued expenses	$501	$454
Dividends payable	—	70
Accrued income taxes	9	57
Short-term borrowings	211	258
Current portion of long-term debt	249	250
Total current liabilities	970	1,089
Long-term debt	1,689	1,720
Deferred tax liabilities	152	135
Accrued pension and other postretirement benefits	314	298
Other liabilities	130	140
Total liabilities	3,255	3,382
Commitments and contingencies
Stockholders’ Equity
Common stock:
Class A, voting, $0.15 par value (170,000,000 shares authorized; 170,000,000 shares issued at April 30 and July 31)	25	25
Class B, nonvoting, $0.15 par value (400,000,000 shares authorized; 284,627,000 shares and 217,627,000 shares issued at April 30 and July 31, respectively)	43	33
Additional paid-in capital	65	47
Retained earnings	4,470	1,824
Accumulated other comprehensive income (loss), net of tax	(390)	(376)
Treasury stock, at cost (70,540,000 and 3,356,000 shares at April 30 and July 31, respectively)	(2,843)	(133)
Total stockholders’ equity	1,370	1,420
Total liabilities and stockholders’ equity	$4,625	$4,802
 See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Three Months Ended
	July 31,
	2016	2017
Cash flows from operating activities:
Net income	$144	$178
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	15	15
Stock-based compensation expense	4	4
Deferred income taxes	(11)	(3)
Changes in assets and liabilities, excluding the effects of acquisition of business	(24)	(92)
Cash provided by operating activities	128	102
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(307)	—
Additions to property, plant, and equipment	(16)	(28)
Computer software expenditures	(1)	—
Cash used for investing activities	(324)	(28)
Cash flows from financing activities:
Net change in short-term borrowings	(43)	45
Proceeds from long-term debt	717	—
Debt issuance costs	(5)	—
Net payments related to exercise of stock-based awards	(3)	(5)
Acquisition of treasury stock	(201)	(1)
Dividends paid	(67)	(70)
Cash provided by (used for) financing activities	398	(31)
Effect of exchange rate changes on cash and cash equivalents	(6)	13
Net increase in cash and cash equivalents	196	56
Cash and cash equivalents, beginning of period	263	182
Cash and cash equivalents, end of period	$459	$238
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In these notes, “we,” “us,” and “our” refer to Brown-Forman Corporation.

1.    Condensed Consolidated Financial Statements
We prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. In accordance with those rules and regulations, we condensed or omitted certain information and disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). We suggest that you read these condensed financial statements together with the financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended April 30, 2017 (2017 Form 10-K). We prepared the accompanying financial statements on a basis that is substantially consistent with the accounting principles applied in our 2017 Form 10-K.

In our opinion, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments (unless otherwise indicated), necessary for a fair statement of our financial results for the periods covered by this report.

The BenRiach acquisition occurred during the first fiscal quarter of 2017 and the purchase price allocation was finalized as of June 1, 2017. There have been no material changes to the purchase price allocation.

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

We are also currently evaluating the potential impact on our financial statements of the additional new accounting pronouncements described below:

•
In February 2016, the FASB issued a new standard on accounting for leases. Under the new standard, a lessee should recognize on its balance sheet a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. The standard permits an entity to make an accounting policy election not to recognize lease assets and liabilities for leases with a term of 12 months or less. The standard, which also requires additional quantitative and qualitative disclosures about leasing arrangements, will become effective for us beginning fiscal 2020. It is to be applied using a modified retrospective transition approach for leases existing at the beginning of the earliest comparative period presented in the adoption-period financial statements.

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

2.    Inventories
Inventories are valued at the lower of cost or market. Some of our consolidated inventories are valued using the last-in, first-out (LIFO) method, which we use for the majority of our U.S. inventories. If the LIFO method had not been used, inventories at current cost would have been $272 million higher than reported as of April 30, 2017, and $278 million higher than reported as of July 31, 2017. Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

3.    Income Taxes
Our consolidated interim effective tax rate is based upon our expected annual operating income, statutory tax rates, and income tax laws in the various jurisdictions in which we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. The effective tax rate of 22.1% for the three months ended July 31, 2017, is lower than the expected tax rate of 29.0% on ordinary income for the full fiscal year, primarily due to (a) a reduction in U.S. tax for certain prior years on foreign exchange gains in non-U.S. entities due to a change in method of accounting for U.S. tax purposes, and (b) the excess tax benefits related to stock-based compensation. Our expected tax rate includes current fiscal year additions for existing tax contingency items.

4.    Earnings Per Share
We calculate basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share further includes the dilutive effect of stock-based compensation awards. We calculate that dilutive effect using the “treasury stock method” (as defined by GAAP).

The following table presents information concerning basic and diluted earnings per share:

	Three Months Ended
	July 31,
(Dollars in millions, except per share amounts)	2016	2017
Net income available to common stockholders	$144	$178
Share data (in thousands):
Basic average common shares outstanding	393,018	384,038
Dilutive effect of stock-based awards	2,991	2,349
Diluted average common shares outstanding	396,009	386,387

Basic earnings per share	$0.37	$0.46
Diluted earnings per share	$0.36	$0.46

We excluded common stock-based awards for approximately 1,173,000 shares and 1,375,000 shares from the calculation of diluted earnings per share for the three months ended July 31, 2016 and 2017, respectively. We excluded those awards because they were not dilutive for those periods under the treasury stock method.

5.    Commitments and Contingencies
We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe it is reasonably possible that these existing loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies are recorded as of July 31, 2017.

We have guaranteed the repayment by a third-party importer of its obligation under a bank credit facility that it uses in connection with its importation of our products in Russia. If the importer were to default on that obligation, which we believe is unlikely, our maximum possible exposure under the existing terms of the guaranty would be approximately $11 million (subject to changes in foreign currency exchange rates). Both the fair value and carrying amount of the guaranty are insignificant.

As of July 31, 2017, our actual exposure under the guaranty of the importer’s obligation is approximately $5 million. We also have accounts receivable from that importer of approximately $4 million at July 31, 2017, which we expect to collect in full.

Based on the financial support we provide to the importer, we believe it meets the definition of a variable interest entity. However, because we do not control this entity, it is not included in our consolidated financial statements.

6.    Debt
Our long-term debt (net of unamortized discount and issuance costs) consists of:

(Principal and carrying amounts in millions)	April 30, 2017	July 31, 2017
1.00% notes, $250 principal amount, due January 15, 2018	$249	$250
2.25% notes, $250 principal amount, due January 15, 2023	248	248
1.20% notes, €300 principal amount, due July 7, 2026	324	350
2.60% notes, £300 principal amount, due July 7, 2028	383	388
3.75% notes, $250 principal amount, due January 15, 2043	248	248
4.50% notes, $500 principal amount, due July 15, 2045	486	486
	1,938	1,970
Less current portion	249	250
	$1,689	$1,720

As of April 30, 2017, our short-term borrowings of $211 million included $208 million of commercial paper, with an average interest rate of 1.04% and a remaining maturity of 22 days. As of July 31, 2017, our short-term borrowings of $258 million included $253 million of commercial paper, with an average interest rate of 1.29% and a remaining maturity of 17 days.

7.    Pension and Other Postretirement Benefits
The following table shows the components of the pension and other postretirement benefit cost recognized for our U.S. benefit plans. Information about similar international plans is not presented due to immateriality.

	Three Months Ended
	July 31,
(Dollars in millions)	2016	2017
Pension Benefits:
Service cost	$6	$6
Interest cost	9	8
Expected return on plan assets	(10)	(10)
Amortization of net actuarial loss	6	5
Net cost	$11	$9

Other Postretirement Benefits:
Interest cost	$1	$1
Amortization of prior service cost (credit)	(1)	(1)
Net cost	$—	$—

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity.

The following table summarizes the assets and liabilities measured or disclosed at fair value on a recurring basis:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
April 30, 2017:
Assets:
Currency derivatives	$—	$25	$—	$25
Liabilities:
Currency derivatives	—	10	—	10
Short-term borrowings	—	211	—	211
Current portion of long-term debt	—	249	—	249
Long-term debt	—	1,752	—	1,752
July 31, 2017:
Assets:
Currency derivatives	—	9	—	9
Liabilities:
Currency derivatives	—	28	—	28
Short-term borrowings	—	258	—	258
Current portion of long-term debt	—	250	—	250
Long-term debt	—	1,792	—	1,792

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

Below is a comparison of the fair values and carrying amounts of these instruments:

	April 30, 2017		July 31, 2017
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$182	$182	$238	$238
Currency derivatives	25	25	9	9
Liabilities:
Currency derivatives	10	10	28	28
Short-term borrowings	211	211	258	258
Current portion of long-term debt	249	249	250	250
Long-term debt	1,689	1,752	1,720	1,792

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

We had outstanding currency derivatives, related primarily to our euro, British pound, and Australian dollar exposures, with notional amounts totaling $1,188 million at April 30, 2017 and $1,225 million at July 31, 2017.

During fiscal 2017, we used some currency derivative forward contracts and foreign currency-denominated long-term debt as after-tax net investment hedges of our investments in certain foreign subsidiaries. Any change in value of the designated portion of the hedging instruments is recorded in AOCI, offsetting the foreign currency translation adjustment of the related net investments that is also recorded in AOCI. As of July 31, 2017, $526 million of our foreign currency-denominated debt was designated as a net investment hedge. Our net investment hedges are intended to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. There was no ineffectiveness related to our net investment hedges.

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

The following tables present the pre-tax impact that changes in the fair value of our derivative instruments and non-derivative hedging instruments had on AOCI and earnings:

		Three Months Ended
		July 31,
(Dollars in millions)	Classification	2016	2017
Derivative Instruments
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$29	$(36)
Net gain (loss) reclassified from AOCI into earnings	Net sales	10	2
Currency derivatives designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	8	—
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Net sales	1	(3)
Net gain (loss) recognized in earnings	Other income	(5)	9
Non-Derivative Hedging Instruments
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	(10)	(16)
Foreign currency-denominated debt not designated as hedging instrument:
Net gain (loss) recognized in earnings	Other income	(1)	(16)

We expect to reclassify $10 million of deferred net losses on cash flow hedges recorded in AOCI as of July 31, 2017, to earnings during the next 12 months. This reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur. As of July 31, 2017, the maximum term of our outstanding derivative contracts was 36 months.

The following table presents the fair values of our derivative instruments:

(Dollars in millions)	Classification	Fair value of derivatives in a gain position	Fair value of derivatives in a loss position
April 30, 2017:
Designated as cash flow hedges:
Currency derivatives	Other current assets	$21	$(2)
Currency derivatives	Other assets	9	(4)
Currency derivatives	Accrued expenses	2	(8)
Currency derivatives	Other liabilities	1	(4)
Not designated as hedges:
Currency derivatives	Other current assets	2	(1)
Currency derivatives	Accrued expenses	—	(1)
July 31, 2017:
Designated as cash flow hedges:
Currency derivatives	Other current assets	8	(7)
Currency derivatives	Other assets	2	(1)
Currency derivatives	Accrued expenses	5	(17)
Currency derivatives	Other liabilities	3	(22)
Not designated as hedges:
Currency derivatives	Other current assets	7	—
Currency derivatives	Accrued expenses	4	(1)

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

Some of our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. The aggregate fair value of all derivatives with creditworthiness requirements that were in a net liability position was $9 million at April 30, 2017 and $26 million at July 31, 2017.

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

The following table summarizes the gross and net amounts of our derivative contracts:

(Dollars in millions)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet	Net Amounts
April 30, 2017:
Derivative assets	$35	$(10)	$25	$(1)	$24
Derivative liabilities	(20)	10	(10)	1	(9)
July 31, 2017:
Derivative assets	29	(20)	9	(2)	7
Derivative liabilities	(48)	20	(28)	2	(26)

No cash collateral was received or pledged related to our derivative contracts as of April 30, 2017 or July 31, 2017.

11.    Goodwill and Other Intangible Assets
The following table summarizes the changes in goodwill and other intangible assets during the three months ended July 31, 2017:

(Dollars in millions)	Goodwill	Other Intangible Assets
Balance at April 30, 2017	$753	$641
Foreign currency translation adjustment	2	20
Balance at July 31, 2017	$755	$661

Our other intangible assets consist of trademarks and brand names, all with indefinite useful lives.

12.    Stockholders’ Equity
The following table summarizes the changes in stockholders’ equity during the three months ended July 31, 2017:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2017	$25	$43	$65	$4,470	$(390)	$(2,843)	$1,370
Retirement of treasury stock		(10)	(8)	(2,684)		2,702	—
Net income				178			178
Net other comprehensive income (loss)					14		14
Cash dividends				(140)			(140)
Acquisition of treasury stock						(1)	(1)
Stock-based compensation expense			4				4
Stock issued under compensation plans						9	9
Loss on issuance of treasury stock issued under compensation plans			(14)				(14)
Balance at July 31, 2017	$25	$33	$47	$1,824	$(376)	$(133)	$1,420

Retirement of Treasury Stock. On May 24, 2017, we retired 67,000,000 shares of Class B common stock previously held as treasury shares. This retirement reduced the number of issued shares of Class B common stock by that same amount.

Dividends. The following table summarizes the cash dividends declared per share on our Class A and Class B common stock during the three months ended July 31, 2017:

Declaration Date	Record Date	Payable Date	Amount per Share
May 24, 2017	June 5, 2017	July 3, 2017	$0.1825
July 27, 2017	September 7, 2017	October 2, 2017	$0.1825

Accumulated Other Comprehensive Income. The following table summarizes the changes in each component of AOCI, net of tax, during the three months ended July 31, 2017:

(Dollars in millions)	Currency Translation Adjustments	Cash Flow Hedge Adjustments	Postretirement Benefits Adjustments	Total AOCI
Balance at April 30, 2017	$(204)	$11	$(197)	$(390)
Net other comprehensive income (loss)	34	(23)	3	14
Balance at July 31, 2017	$(170)	$(12)	$(194)	$(376)

13.    Other Comprehensive Income
The following tables present the components of net other comprehensive income (loss):

	Three Months Ended			Three Months Ended
	July 31, 2016			July 31, 2017
(Dollars in millions)	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Currency translation adjustments:
Net gain (loss) on currency translation	$(68)	$1	$(67)	$28	$6	$34
Reclassification to earnings	—	—	—	—	—	—
Other comprehensive income (loss), net	(68)	1	(67)	28	6	34
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	29	(11)	18	(36)	14	(22)
Reclassification to earnings[1]	(10)	4	(6)	(2)	1	(1)
Other comprehensive income (loss), net	19	(7)	12	(38)	15	(23)
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	—	—	—	1	—	1
Reclassification to earnings[2]	5	(2)	3	4	(2)	2
Other comprehensive income (loss), net	5	(2)	3	5	(2)	3

Total other comprehensive income (loss), net	$(44)	$(8)	$(52)	$(5)	$19	$14
1Pre-tax amount is classified as net sales in the accompanying consolidated statements of operations.
2Pre-tax amount is a component of pension and other postretirement benefit expense (as shown in Note 7, except for amounts related to non-U.S. benefit plans, about which no information is presented in Note 7 due to immateriality).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with both our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report and our 2017 Form 10-K. Note that the results of operations for the three months ended July 31, 2017 do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, “we,” “us,” and “our” refer to Brown-Forman Corporation.

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
“Underlying change” in income statement measures. We present changes in certain income statement measures, or line items, that are adjusted to an “underlying” basis. We use “underlying change” for the following income statement measures: (a) underlying net sales, (b) underlying cost of sales, (c) underlying gross profit, (d) underlying advertising expenses, (e) underlying selling, general, and administrative (SG&A) expenses, (f) underlying other expense (income), (g) underlying operating expenses, and (h) underlying operating income. To calculate these measures, we adjust, as applicable, for (a) acquisitions and divestitures, (b) foreign exchange, and (c) estimated net changes in distributor inventories. We explain these adjustments below.

•
“Acquisitions and divestitures.” In fiscal 2016, we sold our Southern Comfort and Tuaca brands and related assets to Sazerac Company, Inc. and entered into a related transition services agreement (TSA). During fiscal 2017, we completed our obligations under the TSA. This adjustment removes the net sales and operating expenses recognized in fiscal 2017 pursuant to the TSA related to (a) contract bottling services and (b) distribution services in certain markets. On June 1, 2017, we acquired The BenRiach Distillery Company Limited (BenRiach). This adjustment removes (a) transaction and integration costs related to the acquisition and (b) operating activity for the acquisition for the non-comparable period. For both fiscal 2017 and 2018, the non-comparable period is the month of May.

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

We use the non-GAAP measures “underlying change” for the following reasons: (a) to understand our performance from period to period on a consistent basis and to compare our performance to that of our competitors; (b) in connection with management incentive compensation calculations; (c) in our planning and forecasting processes; and (d) in communications concerning our financial performance with the board of directors, stockholders, and investment analysts. We provide reconciliations of the “underlying changes in income statement measures” to their nearest GAAP measures in the tables below under “Results of Operations - Year-Over-Year Period Comparisons.” We have consistently applied the adjustments within our reconciliations in arriving at each non-GAAP measure.
Important Information on Forward-Looking Statements:
This report contains statements, estimates, and projections that are “forward-looking statements” as defined under U.S. federal securities laws. Words such as “aim,” “anticipate,” “aspire,” “believe,” “continue,” “could,” “envision,” “estimate,” “expect,” “expectation,” “intend,” “may,” “plan,” “potential,” “project,” “pursue,” “see,” “seek,” “should,” “will,” and similar words identify forward-looking statements, which speak only as of the date we make them. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. By their nature, forward-looking statements involve risks, uncertainties, and other factors (many beyond our control) that could cause our actual results to differ materially from our historical experience or from our current expectations or projections. These risks and uncertainties include those described in Part I, Item 1A. Risk Factors of our 2017 Form 10-K and those described from time to time in our future reports filed with the Securities and Exchange Commission, including:

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

Overview
Fiscal 2018 Year-to-Date Highlights
Key highlights of our operating results for the three months ended July 31, 2017 include:

•
We delivered net sales of $723 million, an increase of 9% compared to the same period last year. Excluding the impact of acquisitions and divestitures, the positive effect of foreign exchange, and the estimated net increase in distributor inventories, we grew underlying net sales 6%.

•
We delivered operating income of $244 million, an increase of 14% compared to the same period last year. Excluding the impact of acquisitions and divestitures, the negative effect of foreign exchange, and the estimated net increase in distributor inventories, we grew underlying operating income 12%.

•
We delivered diluted earnings per share of $0.46, an increase of 27% compared to the same period last year due to an increase in reported operating income, the benefit of a lower effective tax rate, and a reduction in shares outstanding.

Our underlying operating results were driven by the Jack Daniel's family of brands, our tequila brands, and Woodford Reserve. From a geographic perspective, emerging markets and the United States led the growth, Travel Retail net sales accelerated compared to the same period last year, while developed markets grew less than 1%. In addition, our underlying operating results benefited from a reduction in underlying SG&A expenses.
While foreign exchange had a positive effect on net sales, our operating income was negatively affected, driven by the absence of prior year foreign exchange gains in other expense (income). An estimated net increase in distributor inventories due primarily to the United States and Russia positively affected our reported results.
Summary of Operating Performance

	Three months ended July 31,
(Dollars in millions)	2016	2017	Reported Change		Underlying Change[1]
Net sales	$661	$723	9%		6%
Cost of sales	208	230	11%		6%
Gross profit	453	493	9%		6%
Advertising	82	89	8%		6%
SG&A	163	161	(1%)		(1%)
Other expense (income), net	(5)	(1)	(85%)		1%
Operating income	$213	$244	14%		12%

As a percentage of net sales
Gross profit	68.5%	68.1%	(0.4	)pp
Operating expenses[2]	36.2%	34.5%	(1.7	)pp
Operating income	32.2%	33.7%	1.5	pp
Interest expense, net	$12	15	19%
Effective tax rate	28.2%	22.1%	(6.1	)pp
Diluted earnings per share	$0.36	$0.46	27%
Note: Totals may differ due to rounding

1See “Non-GAAP Financial Measures” above for details on our use of “underlying changes,” including how these measures are calculated and the reasons why we think this information is useful to readers.
2Operating expenses include advertising expense, SG&A expense, and other expense (income), net.

Results of Operations – Fiscal 2018 Year-to-Date Highlights
Market Highlights
The following table provides supplemental information for our largest markets for the three months ended July 31, 2017, compared to the same period last year. We discuss results for the markets most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the three months ended July 31, 2017, compared to the same period last year.
Top 10 Markets[1] - Fiscal 2018 Net Sales Growth by Geographic Area

	Percentage change versus prior year period
Three months ended July 31, 2017	Net Sales
Geographic area	Reported	Acquisitions & Divestitures	Foreign Exchange	Net Chg in Est. Distributor Inventories	Underlying[2]
United States	10%	—%	—%	(5%)	5%
Europe	13%	—%	(5%)	(3%)	4%
United Kingdom	6%	(1%)	(11%)	—%	(6%)
Germany	6%	(1%)	(5%)	—%	(1%)
France	8%	—%	(4%)	—%	4%
Poland	29%	—%	(9%)	—%	20%
Russia	NM	—%	28%	NM	38%
Rest of Europe	3%	—%	(2%)	3%	4%
Australia	12%	5%	(1%)	—%	17%
Other geographies	5%	(1%)	1%	4%	10%
Mexico	11%	—%	1%	1%	13%
Japan	(25%)	—%	2%	9%	(14%)
Canada	—%	—%	6%	(3%)	2%
Remaining geographies[3]	11%	(1%)	(1%)	6%	15%
Travel Retail[4]	4%	—%	3%	5%	12%
Other non-branded[5]	(8%)	23%	1%	—%	16%
Total	9%	1%	(1%)	(3%)	6%
Note: Totals may differ due to rounding

1“Top 10 markets” are ranked based on percentage of total Fiscal 2017 Net Sales. See 2017 Form 10-K “Results of Operations - Fiscal 2017 Market Highlights” and “Note 15. Supplemental Information.”
2See “Non-GAAP Financial Measures” above for details on our use of “underlying change” in net sales, including how this measure is calculated and the reasons why we think this information is useful to readers.
3“Remaining geographies” represents over 110 countries, with the largest being Brazil, China, and Argentina.
4“Travel Retail” represents our sales to global duty free customers, travel retail customers, and the U.S. military.
5“Other non-branded” includes used barrel, bulk whiskey and wine, and contract bottling sales.

•
United States. Reported net sales grew 10%, while underlying net sales increased 5% after adjusting for an estimated net increase in distributor inventories. Underlying net sales gains were driven primarily by the growth of our American whiskey portfolio, led by the Jack Daniel’s family of brands and Woodford Reserve, and our tequila brands, led by el Jimador and Herradura. This growth was partially offset by declines in Canadian Mist.

•
Europe. Reported net sales increased 13%, while underlying net sales increased 4% after adjusting for the positive effect of foreign exchange driven by the broad weakening of the dollar and an estimated net increase in distributor inventories in Russia. Underlying net sales gains in Poland, Russia, Turkey, and France were partially offset by declines in the United Kingdom.

◦	In Poland, underlying net sales growth was led by volume gains of Jack Daniel’s Tennessee Whiskey (JDTW), which has experienced strong consumer takeaway trends.

◦
In Russia, underlying net sales growth was driven by favorable price/mix of JDTW and Finlandia. The market remained stable through the first quarter of fiscal 2018, building on growth in the second half of fiscal 2017.

◦	In France, underlying net sales growth was fueled by Jack Daniel’s Tennessee Fire (JDTF) and JDTW, driven by increasing consumer demand despite recent declines in the total whiskey category.

◦
In the United Kingdom, underlying net sales declines were driven by lower volumes of Jack Daniel’s Tennessee Honey (JDTH) and JDTF and unfavorable price/mix on JDTW, partially offset by the launch of JD Cider.

◦
In Germany, underlying net sales declines were primarily due to volume declines of JDTW, reflecting the timing of customer purchases. This reduction was nearly offset by solid growth of JD RTDs, including the launch of JD Lynchburg Lemonade.

◦
The increase in underlying net sales in the Rest of Europe was primarily led by improved trends in Turkey, where growth was driven by the Jack Daniel's family. Our results in the same period last year were affected by political and economic instability.

•
Australia. Reported net sales increased 12%, while underlying net sales increased 17% after adjusting for the net effect of acquisitions and the loss of net sales related to our transition services for divested brands and the positive effect of foreign exchange. Underlying net sales growth was driven by the Jack Daniel’s family of brands, led by (a) Jack Daniel’s & Cola, which benefited from a buy-in ahead of August 1, 2017 price increase, (b) recently launched JD RTD line extensions, and (c) JDTW volume growth.

•
Other geographies. Reported net sales for our other markets increased 5%, while underlying net sales collectively increased 10% after adjusting for (a) the positive effect of acquisitions and divestitures, (b) the negative effect of foreign exchange, and (c) the estimated net decrease in distributor inventories. Underlying net sales growth was led by Mexico, Brazil (which benefited from a buy-in ahead of August 1, 2017 price increase), China, and Latin America. These gains were partially offset by volume declines in Japan due to buy-in ahead of price increases in the same period last year.

•
Travel Retail. Reported net sales increased 4% and underlying net sales increased 12% after adjusting reported results for the negative effect of foreign exchange and an estimated net decrease in distributor inventories. Underlying net sales growth was led by higher volumes of JDTW, Finlandia, and JDTH.

•
Other non-branded. Reported net sales decreased 8%, while underlying net sales increased 16% after adjusting for the net effect of acquisitions and the loss of net sales related to our transition services for divested brands. The underlying net sales growth was driven by higher net sales of used barrels, reflecting an easy comparison to very weak net sales in prior-year period, as well as timing of shipments in the current year.

Brand Highlights
The following table highlights the worldwide results of our largest brands for the three months ended July 31, 2017, compared to the same period last year. We discuss results of the brands most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the three months ended July 31, 2017, compared to the same period last year.
Major Brands Worldwide Results

	Percentage change versus prior year period
Three months ended July 31, 2017	Volumes	Net Sales
Brand family / brand	9L Depletions	Reported	Foreign Exchange	Net Chg in Est. Distributor Inventories	Underlying[1]
Jack Daniel’s Family	10%	10%	(1%)	(3%)	6%
Jack Daniel’s Tennessee Whiskey	4%	9%	(1%)	(4%)	4%
Jack Daniel’s Tennessee Honey	5%	3%	(1%)	1%	3%
Jack Daniel’s RTDs/RTP[2]	17%	24%	—%	(2%)	22%
Gentleman Jack	8%	7%	—%	1%	8%
Jack Daniel’s Tennessee Fire	19%	21%	(1%)	(6%)	14%
Other Jack Daniel’s whiskey brands[3]	(6%)	(3%)	(1%)	2%	(2%)
Woodford Reserve	16%	10%	—%	6%	16%
Finlandia	6%	17%	—%	(10%)	6%
el Jimador	11%	19%	1%	(7%)	13%
Herradura	13%	11%	—%	7%	18%
Note: Totals may differ due to rounding

1See “Non-GAAP Financial Measures” above for details on our use of “underlying change” in net sales, including how this measure is calculated and the reasons why we think this information is useful to readers; see “Volume and Depletions” above for definitions of volume measures presented here.
2Jack Daniel’s RTD and RTP products include all RTD line extensions of Jack Daniel’s, such as Jack Daniel’s & Cola, Jack Daniel’s & Diet Cola, Jack & Ginger, Jack Daniel’s Country Cocktails, Gentleman Jack & Cola, Jack Daniel’s Double Jack, Jack Daniel’s American Serve, Jack Daniel’s Tennessee Honey RTD, Jack Daniel’s Cider, Jack Daniel’s Lynchburg Lemonade, and the seasonal Jack Daniel’s Winter Jack RTP.
3In addition to the brands separately listed here, the Jack Daniel’s family of brands includes Jack Daniel’s Single Barrel Collection, Jack Daniel’s Sinatra Select, Jack Daniel’s No. 27 Gold Tennessee Whiskey, and Jack Daniel’s 1907 Tennessee Whiskey.

•
Jack Daniel’s family of brands grew reported net sales 10% (underlying 6%), and was the most significant contributor to our overall underlying net sales growth. Reported net sales were helped by the estimated net increase in distributor inventories, and foreign exchange due to the weakening of the dollar against the euro, Polish zloty, Mexican peso, Turkish lira, and the Australian dollar. The following are details about the underlying performance of the Jack Daniel’s family of brands:

◦
JDTW grew underlying net sales in several markets including the United States, Brazil, Poland, Travel Retail, Turkey, China, and Russia. These increases were partially offset by declines in various markets, including Germany and the United Kingdom.

◦	JDTH grew underlying net sales in the United States, its largest market, Latin America, Brazil, Travel Retail, and Russia. These gains were partially offset by declines in the United Kingdom.

◦
The increase in underlying net sales growth for Jack Daniel’s RTDs/RTP was driven by buy-ins ahead of price increases in Australia and growth in Germany, the United States, and the United Kingdom, with all markets also benefiting from new RTD line extensions.

◦	Gentleman Jack grew underlying net sales through volumetric growth in the United States, its largest market.

◦
JDTF grew underlying net sales due to volume growth in the United States and France and the launch of the brand in Brazil. These increases were partially offset by volume declines in the United Kingdom.

◦	Our Other Jack Daniel’s whiskey brands’ decreased underlying net sales were due primarily to Jack Daniel’s Single Barrel Collection declines in the United Kingdom and the United States.

•
Woodford Reserve led the growth of our super- and ultra-premium American whiskeys with reported net sales increasing 10% and underlying net sales growing 16%. This growth was driven by the United States, where the brand continued to grow volumetrically with strong consumer takeaway trends. Reported net sales were hurt by an estimated net decrease in distributor inventories.

•
Reported net sales for Finlandia grew 17% and underlying net sales increased 6% led by favorable price/mix and higher volumes in Russia and volumetric growth in Travel Retail. Reported net sales were helped by an estimated net increase in distributor inventories, primarily in Russia.

•
Reported net sales for el Jimador increased 19%, while underlying net sales increased 13% driven by volume gains in the United States due to accelerating consumer takeaway trends. Reported net sales were helped by an estimated net increase in distributor inventories in the United States.

•
Herradura grew reported net sales 11% and underlying net sales increased 18% driven primarily by increased volumes in the brand’s largest markets, the United States and Mexico, the latter of which also benefited from favorable price/mix due to consumer-led volumetric growth of Herradura Ultra. Reported net sales were hurt by an estimated net decrease in distributor inventories in the United States.

Year-over-Year Period Comparisons
Net Sales

Percentage change versus the prior year period ended July 31	3 Months
Change in reported net sales	9%
Acquisitions and divestitures	1%
Foreign exchange	(1%)
Estimated net change in distributor inventories	(3%)
Change in underlying net sales	6%

Change in underlying net sales attributed to:
Volume	4%
Net price/mix	2%
Note: Totals may differ due to rounding
For the three months ended July 31, 2017, net sales were $723 million, an increase of $62 million or 9%, compared to the same period last year. After adjusting reported results for (a) the net effect of acquisitions and loss of net sales related to our transition services for divested brands, (b) the positive effect of foreign exchange, and (c) the estimated net increase in distributor inventories, underlying net sales grew 6%. The change in underlying net sales was driven by 4% volume growth and 2% of price/mix. Volume growth was led by the Jack Daniel's family and the tequilas. Improved price/mix was driven by a shift in sales to higher priced brands, most notably, the Jack Daniel's family and higher average pricing on the tequilas.
The primary factors contributing to the growth in underlying net sales for the three months ended July 31, 2017 were:

•	our American whiskey portfolio in the United States, led by the Jack Daniel’s family, Woodford Reserve, and Old Forester;

•	JDTW in several international markets, most notably, Brazil, Poland, Travel Retail, Turkey, China, and Russia;

•	volume of JD RTDs, driven by buy-in ahead of price increases in Australia and growth in Germany, the United States, and the United Kingdom, with all markets benefiting from new RTD line extensions;

•
our tequila brands, led by (a) volume gains and higher prices of New Mix in Mexico; (b) volume gains of el Jimador in the United States, and (c) higher volume and price of Herradura in the United States and Mexico; and

•	volume of used barrels, which is partially due to the timing of orders.
These gains in underlying net sales were partially offset by declines in volume of JDTW in Germany, which is considered to be timing related.
Cost of Sales

Percentage change versus the prior year period ended July 31	3 Months
Change in reported cost of sales	11%
Acquisitions and divestitures	3%
Foreign exchange	(5%)
Estimated net change in distributor inventories	(3%)
Change in underlying cost of sales	6%

Change in underlying cost of sales attributed to:
Volume	4%
Cost/mix	2%
Note: Totals may differ due to rounding
Cost of sales for the three months ended July 31, 2017 increased $22 million, or 11%, to $230 million when compared to the same period last year. Underlying cost of sales increased 6% after adjusting reported costs for (a) the net effect of acquisitions and divestitures, (b) the negative effect of foreign exchange, and (c) the estimated net increase in distributor inventories. The increase in underlying cost of sales was driven by higher volumes, a shift in product mix to higher-cost brands, incremental value-added packaging, and higher wood costs. Looking ahead, we expect that input costs will continue to increase in the low single digits.
Gross Profit

Percentage change versus the prior year period ended July 31	3 Months
Change in reported gross profit	9%
Acquisitions and divestitures	—%
Foreign exchange	1%
Estimated net change in distributor inventories	(3%)
Change in underlying gross profit	6%
Note: Totals may differ due to rounding
Gross Margin

For the period ended July 31	3 months
Prior year gross margin	68.5%
Price/mix	0.1%
Volume	—%
Cost	(0.1%)
Acquisitions and divestitures	0.6%
Foreign exchange	(1.0%)
Change in gross margin	(0.4%)
Current year gross margin	68.1%
Note: Totals may differ due to rounding
Gross profit of $493 million increased $40 million, or 9%, for the three months ended July 31, 2017. Underlying gross profit grew 6% after adjusting reported results for the negative effect of foreign exchange and the estimated net increase in distributor inventories. The increase in underlying gross profit resulted from the same factors that contributed to the increase in underlying net sales and the increase in underlying cost of sales.
For the three months ended July 31, 2017, gross margin decreased approximately 40 basis points to 68.1%, from 68.5% in the same period last year driven primarily by the negative effect of foreign exchange, partially offset by the net effect of acquisitions and divestitures.
Operating Expenses

Three months ended July 31, 2017	Percentage change versus prior year period
	Reported	Acquisitions & Divestitures	Foreign Exchange	Underlying
Advertising	8%	—%	(1%)	6%
SG&A	(1%)	—%	—%	(1%)
Other expense (income), net	(85%)	(3%)	90%	1%
Total	4%	—%	(3%)	1%
Note: Totals may differ due to rounding
Operating expenses totaled $249 million and increased $9 million, or 4%, for the three months ended July 31, 2017 compared to the same period last year. Underlying operating expenses grew 1% after adjusting for the net effect of foreign exchange driven by the absence of prior year foreign exchange gains in other expense (income).
Reported advertising expenses grew 8%, while underlying advertising expenses grew 6% after adjusting for the negative effect of foreign exchange, as we continued to invest in our American whiskey portfolio, including the Jack Daniel's family and Woodford Reserve.
Reported and underlying SG&A expenses dropped 1% due to lower pension expense and continued tight management of discretionary spending, partially offset by personnel costs driven by investments in our new Spain distribution operation.

For the three months ended July 31, 2017, operating expenses as a percentage of net sales declined 170 basis points to 34.5%, from 36.2% in the same period last year. The decline in our operating expenses as a percentage of net sales was driven by the reduction in underlying SG&A spend, partially offset by the negative effect of foreign exchange.
Operating Income

Percentage change versus the prior year period ended July 31	3 Months
Change in reported operating income	14%
Acquisitions and divestitures	(1%)
Foreign exchange	5%
Estimated net change in distributor inventories	(6%)
Change in underlying operating income	12%
Note: Totals may differ due to rounding
Operating income of $244 million increased $31 million, or 14%, for the three months ended July 31, 2017 compared to the same period last year. Underlying operating income grew 12% after adjusting for (a) the net effect of acquisitions and divestitures, (b) the negative effect of foreign exchange, and (c) the estimated net increase in distributor inventories. The same factors that contributed to the growth in underlying gross profit also contributed to the growth in underlying operating income, partially offset by an increase in total underlying operating expenses.
For the three months ended July 31, 2017, operating margin increased 150 basis points to 33.7%, from 32.2% in the same period last year. The increase in our operating margin was driven by the reduction in underlying SG&A spend, partially offset by the negative effect of foreign exchange.
The effective tax rate in the three months ended July 31, 2017 was 22.1% compared to 28.2% for the same period last year. The decrease in our effective tax rate was primarily driven by (a) a reduction in U.S. tax for current and certain prior years on foreign exchange gains in non-U.S. entities due to a change in method of accounting for U.S. tax purposes, and (b) an increase in the beneficial impact of the excess tax benefits from stock-based awards. We expect our full year effective tax rate to be approximately 28% based on the tax rate of 29.0% on ordinary income for the full fiscal year as adjusted for known discrete items.
Diluted earnings per share of $0.46 in the three months ended July 31, 2017 increased 27% from the $0.36 reported for the same period last year. The increase in diluted earnings per share resulted from an increase in reported operating income, the benefit of a lower effective tax rate, and a reduction in shares outstanding.

Liquidity and Financial Condition
Cash flows. Cash and cash equivalents increased $56 million during the three months ended July 31, 2017, compared to an increase of $196 million during the same period last year. Cash provided by operations of $102 million was down $26 million from the same period last year, reflecting a higher seasonal increase in working capital offset partially by higher earnings. Cash used for investing activities was $28 million during the three months ended July 31, 2017, compared to $324 million for the same prior-year period. The $296 million decrease largely reflects $307 million in cash paid to acquire BenRiach in June 2016, partially offset by a $12 million increase in capital spending during the current period.
Cash used for financing activities was $31 million during the three months ended July 31, 2017, compared to $398 million in cash provided by financing activities during the same prior-year period. The $429 million change largely reflects a $717 million decrease in proceeds from long-term debt, partially offset by a $200 million decline in share repurchases and an $88 million increase in net proceeds from short-term borrowings.

The impact on cash and cash equivalents as a result of exchange rate changes was an increase of $13 million for the three months ended July 31, 2017, compared to a decline of $6 million for the same period last year.
Liquidity. We continue to manage liquidity conservatively to meet current obligations, fund capital expenditures, maintain dividends, and repurchase shares from time to time while reserving adequate debt capacity for acquisition opportunities.
In addition to our cash and cash equivalent balances, we have access to several liquidity sources to supplement our cash flow from operations. One of those sources is our $800 million commercial paper program that we regularly use to fund our short-term credit needs and to maintain our access to the capital markets. During the three months ended July 31, 2017, our commercial paper borrowings averaged $486 million, with an average maturity of 29 days and an average interest rate of 1.15%. Commercial paper outstanding was $208 million at April 30, 2017, and $253 million at July 31, 2017.
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
As of July 31, 2017, we had total cash and cash equivalents of $238 million. Of this amount, $180 million was held by foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We do not expect to need the cash generated by those foreign subsidiaries to fund our domestic operations. In the unforeseen event that we were to repatriate cash from those foreign subsidiaries, we would be required to provide for and pay U.S. taxes on permanently repatriated earnings.
As announced on July 27, 2017, our Board of Directors declared a regular quarterly cash dividend of $0.1825 per share on our Class A and Class B common stock. Stockholders of record on September 7, 2017, will receive the cash dividend on October 2, 2017.
We believe our current liquidity position is strong and sufficient to meet all of our future financial commitments. A quantitative covenant of our $800 million bank credit facility requires the ratio of consolidated EBITDA (as defined in the agreement) to consolidated interest expense to be at least 3 to 1. As of July 31, 2017, with a ratio of 17 to 1, we were well within the covenant’s parameters.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks arising from adverse changes in (a) foreign exchange rates, (b) commodity prices affecting the cost of our raw materials and energy, and (c) interest rates. We try to manage risk through a variety of strategies, including production initiatives and hedging strategies. Our foreign currency hedging contracts are subject to changes in exchange rates, our commodity forward purchase contracts are subject to changes in commodity prices, and some of our debt obligations are subject to changes in interest rates. Established procedures and internal processes govern the management of these market risks. Since April 30, 2017, there have been no material changes to the disclosure on this matter made in our 2017 Form 10-K.

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

Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our 2017 Form 10-K, which could materially adversely affect our business, financial condition or future results. There have been no material changes to the risk factors disclosed in our 2017 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about shares of our common stock that we acquired during the quarter ended July 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
May 1, 2017 – May 31, 2017	23,904	$48.06	—	$—
June 1, 2017 – June 30, 2017	—	$—	—	$—
July 1, 2017 – July 31, 2017	1,054	$49.38	—	$—
Total	24,958	$48.12	—
The shares presented in the above table were acquired from employees to satisfy income tax withholdings triggered by the vesting of restricted shares.

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
101
The following materials from Brown-Forman Corporation's Quarterly Report on Form 10-Q for the quarter ended July 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (a) Condensed Consolidated Statements of Operations, (b) Condensed Consolidated Statements of Comprehensive Income, (c) Condensed Consolidated Balance Sheets, (d) Condensed Consolidated Statements of Cash Flows, and (e) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN-FORMAN CORPORATION
(Registrant)

Date:	August 30, 2017	By:	/s/ Jane C. Morreau
Jane C. Morreau
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)