Form 10-Q
period 2017-10-31
BROWN FORMAN CORP
filed 2017-12-06
CIK 14693

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  November 30, 2017

Class A Common Stock ($.15 par value, voting)	169,061,063
Class B Common Stock ($.15 par value, nonvoting)	215,276,608

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2016	2017	2016	2017
Sales	$1,055	$1,166	$1,911	$2,095
Excise taxes	225	252	420	458
Net sales	830	914	1,491	1,637
Cost of sales	278	304	486	534
Gross profit	552	610	1,005	1,103
Advertising expenses	107	111	190	200
Selling, general, and administrative expenses	163	163	326	324
Other expense (income), net	(9)	(10)	(15)	(11)
Operating income	291	346	504	590
Interest income	1	1	1	2
Interest expense	16	16	28	32
Income before income taxes	276	331	477	560
Income taxes	79	92	135	143
Net income	$197	$239	$342	$417
Earnings per share:
Basic	$0.51	$0.62	$0.87	$1.08
Diluted	$0.50	$0.62	$0.87	$1.08
Cash dividends per common share:
Declared	$—	$—	$0.3400	$0.3650
Paid	$0.1700	$0.1825	$0.3400	$0.3650
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2016	2017	2016	2017
Net income	$197	$239	$342	$417
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(18)	(25)	(85)	9
Cash flow hedge adjustments	9	7	21	(16)
Postretirement benefits adjustments	4	3	7	6
Net other comprehensive income (loss)	(5)	(15)	(57)	(1)
Comprehensive income	$192	$224	$285	$416
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions)

	April 30, 2017	October 31, 2017
Assets
Cash and cash equivalents	$182	$212
Accounts receivable, less allowance for doubtful accounts of $7 at April 30 and October 31	557	753
Inventories:
Barreled whiskey	873	895
Finished goods	186	242
Work in process	119	117
Raw materials and supplies	92	105
Total inventories	1,270	1,359
Other current assets	342	337
Total current assets	2,351	2,661
Property, plant and equipment, net	713	740
Goodwill	753	756
Other intangible assets	641	659
Deferred tax assets	16	15
Other assets	151	147
Total assets	$4,625	$4,978
Liabilities
Accounts payable and accrued expenses	$501	$556
Accrued income taxes	9	11
Short-term borrowings	211	235
Current portion of long-term debt	249	250
Total current liabilities	970	1,052
Long-term debt	1,689	1,719
Deferred tax liabilities	152	139
Accrued pension and other postretirement benefits	314	287
Other liabilities	130	134
Total liabilities	3,255	3,331
Commitments and contingencies
Stockholders’ Equity
Common stock:
Class A, voting, $0.15 par value (170,000,000 shares authorized; 170,000,000 shares issued at April 30 and October 31)	25	25
Class B, nonvoting, $0.15 par value (400,000,000 shares authorized; 284,627,000 shares and 217,627,000 shares issued at April 30 and October 31, respectively)	43	33
Additional paid-in capital	65	49
Retained earnings	4,470	2,063
Accumulated other comprehensive income (loss), net of tax	(390)	(391)
Treasury stock, at cost (70,540,000 and 3,311,000 shares at April 30 and October 31, respectively)	(2,843)	(132)
Total stockholders’ equity	1,370	1,647
Total liabilities and stockholders’ equity	$4,625	$4,978
 See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Six Months Ended
	October 31,
	2016	2017
Cash flows from operating activities:
Net income	$342	$417
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	28	31
Stock-based compensation expense	7	9
Deferred income taxes	(7)	(10)
Changes in assets and liabilities, excluding the effects of acquisition of business	(201)	(233)
Cash provided by operating activities	169	214
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(307)	—
Additions to property, plant, and equipment	(36)	(64)
Computer software expenditures	(1)	(1)
Cash used for investing activities	(344)	(65)
Cash flows from financing activities:
Net change in short-term borrowings	6	21
Proceeds from long-term debt	717	—
Debt issuance costs	(5)	—
Net payments related to exercise of stock-based awards	(5)	(7)
Acquisition of treasury stock	(442)	(1)
Dividends paid	(134)	(140)
Cash provided by (used for) financing activities	137	(127)
Effect of exchange rate changes on cash and cash equivalents	(14)	8
Net increase (decrease) in cash and cash equivalents	(52)	30
Cash and cash equivalents, beginning of period	263	182
Cash and cash equivalents, end of period	$211	$212
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

•
In January 2017, the FASB issued updated guidance that eliminates the second step of the existing two-step quantitative test of goodwill for impairment. Under the new guidance, the quantitative test will consist of a single step in which the carrying amount of the reporting unit will be compared to its fair value. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the amount of the impairment would be limited to the total amount of goodwill allocated to the reporting unit. The guidance does not affect the existing option to perform the qualitative assessment for a reporting unit to determine whether the quantitative impairment test is necessary. Although adoption is not required until fiscal 2021, we currently expect to adopt the new standard, prospectively, beginning in fiscal 2019.

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

•
In August 2017, the FASB issued updated guidance on hedge accounting. The guidance expands hedge accounting for financial and nonfinancial risk components, eliminates the requirement to separately measure and report hedge ineffectiveness, simplifies the way assessments of hedge effectiveness may be performed, and amends some presentation and disclosure requirements for hedges. The guidance will become effective for us beginning fiscal 2020. It is to be applied using a modified retrospective transition approach for cash flow and net investment hedges existing at the date of adoption. The amended presentation and disclosure guidance is required only prospectively. Although we have not yet determined our plans for adoption, we are considering the possibility of adopting this new guidance before the required adoption date.

Early adoption of any of the new accounting pronouncements described above is permitted. However, except as noted above, we do not currently expect to adopt the new pronouncements before their effective dates.

2.    Inventories
Inventories are valued at the lower of cost or market. Some of our consolidated inventories are valued using the last-in, first-out (LIFO) method, which we use for the majority of our U.S. inventories. If the LIFO method had not been used, inventories at current cost would have been $272 million higher than reported as of April 30, 2017, and $285 million higher than reported as of October 31, 2017. Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

3.    Income Taxes
Our consolidated interim effective tax rate is based upon our expected annual operating income, statutory tax rates, and income tax laws in the various jurisdictions in which we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event or a change in judgment occurs. The effective tax rate of 25.5% for the six months ended October 31, 2017, is lower than the expected tax rate of 28.4% on ordinary income for the full fiscal year, primarily due to (a) a reduction in U.S. tax recorded in the first quarter of fiscal 2018 for certain prior years on foreign exchange gains in non-U.S. entities due to a change in method of accounting for U.S. tax purposes, and (b) the excess tax benefits related to stock-based compensation. Our expected tax rate includes current fiscal year additions for existing tax contingency items.

4.    Earnings Per Share
We calculate basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share further includes the dilutive effect of stock-based compensation awards. We calculate that dilutive effect using the “treasury stock method” (as defined by GAAP).

The following table presents information concerning basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions, except per share amounts)	2016	2017	2016	2017
Net income available to common stockholders	$197	$239	$342	$417
Share data (in thousands):
Basic average common shares outstanding	389,050	384,120	390,994	384,076
Dilutive effect of stock-based awards	2,798	2,507	2,895	2,428
Diluted average common shares outstanding	391,848	386,627	393,889	386,504

Basic earnings per share	$0.51	$0.62	$0.87	$1.08
Diluted earnings per share	$0.50	$0.62	$0.87	$1.08

We excluded common stock-based awards for approximately 1,937,000 shares and 1,201,000 shares from the calculation of diluted earnings per share for the three months ended October 31, 2016 and 2017, respectively. We excluded common stock-based awards for approximately 1,555,000 shares and 1,288,000 shares from the calculation of diluted earnings per share for the six months ended October 31, 2016 and 2017, respectively. We excluded those awards because they were not dilutive for those periods under the treasury stock method.

5.    Commitments and Contingencies
We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe it is reasonably possible that these existing loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies are recorded as of October 31, 2017.

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

As of October 31, 2017, our actual exposure under the guaranty of the importer’s obligation is approximately $9 million. We also have accounts receivable from that importer of approximately $10 million at October 31, 2017, which we expect to collect in full.

Based on the financial support we provide to the importer, we believe it meets the definition of a variable interest entity. However, because we do not control this entity, it is not included in our consolidated financial statements.

6.    Debt
Our long-term debt (net of unamortized discount and issuance costs) consists of:

(Principal and carrying amounts in millions)	April 30, 2017	October 31, 2017
1.00% senior notes, $250 principal amount, due January 15, 2018	$249	$250
2.25% senior notes, $250 principal amount, due January 15, 2023	248	248
1.20% senior notes, €300 principal amount, due July 7, 2026	324	346
2.60% senior notes, £300 principal amount, due July 7, 2028	383	391
3.75% senior notes, $250 principal amount, due January 15, 2043	248	248
4.50% senior notes, $500 principal amount, due July 15, 2045	486	486
	1,938	1,969
Less current portion	249	250
	$1,689	$1,719
As of April 30, 2017, our short-term borrowings of $211 million included $208 million of commercial paper, with an average interest rate of 1.04% and a remaining maturity of 22 days. As of October 31, 2017, our short-term borrowings of $235 million included $230 million of commercial paper, with an average interest rate of 1.28% and a remaining maturity of 20 days.

7.    Pension and Other Postretirement Benefits
The following table shows the components of the pension and other postretirement benefit cost recognized for our U.S. benefit plans. Information about similar international plans is not presented due to immateriality.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions)	2016	2017	2016	2017
Pension Benefits:
Service cost	$6	$6	$13	$12
Interest cost	9	7	18	15
Expected return on plan assets	(10)	(10)	(21)	(21)
Amortization of net actuarial loss	6	6	13	11
Net cost	$11	$9	$23	$17

Other Postretirement Benefits:
Service cost	$—	$—	$1	$—
Interest cost	1	1	1	1
Amortization of prior service cost (credit)	(1)	(1)	(1)	(1)
Net cost	$—	$—	$1	$—

8.    Fair Value Measurements
The following table summarizes the assets and liabilities measured or disclosed at fair value on a recurring basis:

	April 30, 2017		October 31, 2017
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$182	$182	$212	$212
Currency derivatives	25	25	3	3
Liabilities:
Currency derivatives	10	10	21	21
Short-term borrowings	211	211	235	235
Current portion of long-term debt	249	249	250	249
Long-term debt	1,689	1,752	1,719	1,791

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

We determine the fair values of our currency derivatives (forward contracts) using standard valuation models. The significant inputs used in these models, which are readily available in public markets or can be derived from observable market transactions, include the applicable spot rates, forward rates, and discount rates. The discount rates are based on the historical U.S. Treasury rates. These fair value measurements are categorized as Level 2 within the valuation hierarchy.

We determine the fair value of long-term debt primarily based on the prices at which similar debt has recently traded in the market and also considering the overall market conditions on the date of valuation. These fair value measurements are categorized as Level 2 within the valuation hierarchy.

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

We had outstanding currency derivatives, related primarily to our euro, British pound, and Australian dollar exposures, with notional amounts totaling $1,188 million at April 30, 2017 and $1,149 million at October 31, 2017.

During fiscal 2017, we designated some currency derivative forward contracts and foreign currency-denominated long-term debt as after-tax net investment hedges of our investments in certain foreign subsidiaries. During fiscal 2018, we have continued to designate some foreign currency-denominated debt for that purpose. Any change in value of the designated portion of the hedging instruments is recorded in AOCI, offsetting the foreign currency translation adjustment of the related net investments that is also recorded in AOCI. As of October 31, 2017, $607 million of our foreign currency-denominated debt was designated as a net investment hedge. Our net investment hedges are intended to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. There was no ineffectiveness related to our net investment hedges.

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

The following tables present the pre-tax impact that changes in the fair value of our derivative instruments and non-derivative hedging instruments had on AOCI and earnings:

		Three Months Ended
		October 31,
(Dollars in millions)	Classification	2016	2017
Derivative Instruments
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$23	$7
Net gain (loss) reclassified from AOCI into earnings	Sales	9	(5)
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Sales	2	1
Net gain (loss) recognized in earnings	Other income	(3)	(4)
Non-Derivative Hedging Instruments
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	34	1
Foreign currency-denominated debt not designated as hedging instrument:
Net gain (loss) recognized in earnings	Other income	3	1

		Six Months Ended
		October 31,
(Dollars in millions)	Classification	2016	2017
Derivative Instruments
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$52	$(29)
Net gain (loss) reclassified from AOCI into earnings	Sales	19	(3)
Currency derivatives designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	8	—
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Sales	3	(2)
Net gain (loss) recognized in earnings	Other income	(8)	5
Non-Derivative Hedging Instruments
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	24	(15)
Foreign currency-denominated debt not designated as hedging instrument:
Net gain (loss) recognized in earnings	Other income	2	(15)

We expect to reclassify $5 million of deferred net losses on cash flow hedges recorded in AOCI as of October 31, 2017, to earnings during the next 12 months. This reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur. As of October 31, 2017, the maximum term of our outstanding derivative contracts was 36 months.

The following table presents the fair values of our derivative instruments:

(Dollars in millions)	Classification	Fair value of derivatives in a gain position	Fair value of derivatives in a loss position
April 30, 2017:
Designated as cash flow hedges:
Currency derivatives	Other current assets	$21	$(2)
Currency derivatives	Other assets	9	(4)
Currency derivatives	Accrued expenses	2	(8)
Currency derivatives	Other liabilities	1	(4)
Not designated as hedges:
Currency derivatives	Other current assets	2	(1)
Currency derivatives	Accrued expenses	—	(1)
October 31, 2017:
Designated as cash flow hedges:
Currency derivatives	Other current assets	5	(3)
Currency derivatives	Other assets	1	—
Currency derivatives	Accrued expenses	6	(15)
Currency derivatives	Other liabilities	4	(15)
Not designated as hedges:
Currency derivatives	Accrued expenses	—	(1)

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

Some of our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. The aggregate fair value of all derivatives with creditworthiness requirements that were in a net liability position was $9 million at April 30, 2017 and $21 million at October 31, 2017.

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

The following table summarizes the gross and net amounts of our derivative contracts:

(Dollars in millions)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet	Net Amounts
April 30, 2017:
Derivative assets	$35	$(10)	$25	$(1)	$24
Derivative liabilities	(20)	10	(10)	1	(9)
October 31, 2017:
Derivative assets	16	(13)	3	—	3
Derivative liabilities	(34)	13	(21)	—	(21)

No cash collateral was received or pledged related to our derivative contracts as of April 30, 2017 or October 31, 2017.

10.    Goodwill and Other Intangible Assets
The following table summarizes the changes in goodwill and other intangible assets during the six months ended October 31, 2017:

(Dollars in millions)	Goodwill	Other Intangible Assets
Balance at April 30, 2017	$753	$641
Foreign currency translation adjustment	3	18
Balance at October 31, 2017	$756	$659

Our other intangible assets consist of trademarks and brand names, all with indefinite useful lives.

11.    Stockholders’ Equity
The following table summarizes the changes in stockholders’ equity during the six months ended October 31, 2017:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2017	$25	$43	$65	$4,470	$(390)	$(2,843)	$1,370
Retirement of treasury stock		(10)	(8)	(2,684)		2,702	—
Net income				417			417
Net other comprehensive income (loss)					(1)		(1)
Cash dividends				(140)			(140)
Acquisition of treasury stock						(1)	(1)
Stock-based compensation expense			9				9
Stock issued under compensation plans						10	10
Loss on issuance of treasury stock issued under compensation plans			(17)				(17)
Balance at October 31, 2017	$25	$33	$49	$2,063	$(391)	$(132)	$1,647

Retirement of Treasury Stock. On May 24, 2017, we retired 67,000,000 shares of Class B common stock previously held as treasury shares. This retirement reduced the number of issued shares of Class B common stock by that same amount.

Dividends. The following table summarizes the cash dividends declared per share on our Class A and Class B common stock during the six months ended October 31, 2017:

Declaration Date	Record Date	Payable Date	Amount per Share
May 24, 2017	June 5, 2017	July 3, 2017	$0.1825
July 27, 2017	September 7, 2017	October 2, 2017	$0.1825
As announced on November 16, 2017, our Board of Directors increased the quarterly cash dividend on our Class A and Class B common stock from $0.1825 per share to $0.1975 per share. Stockholders of record on December 7, 2017, will receive the cash dividend on January 2, 2018.

Accumulated Other Comprehensive Income. The following table summarizes the changes in each component of AOCI, net of tax, during the six months ended October 31, 2017:

(Dollars in millions)	Currency Translation Adjustments	Cash Flow Hedge Adjustments	Postretirement Benefits Adjustments	Total AOCI
Balance at April 30, 2017	$(204)	$11	$(197)	$(390)
Net other comprehensive income (loss)	9	(16)	6	(1)
Balance at October 31, 2017	$(195)	$(5)	$(191)	$(391)

12.    Other Comprehensive Income
The following tables present the components of net other comprehensive income (loss):

	Three Months Ended			Three Months Ended
	October 31, 2016			October 31, 2017
(Dollars in millions)	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Currency translation adjustments:
Net gain (loss) on currency translation	$(4)	$(14)	$(18)	$(25)	$—	$(25)
Reclassification to earnings	—	—	—	—	—	—
Other comprehensive income (loss), net	(4)	(14)	(18)	(25)	—	(25)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	23	(9)	14	7	(3)	4
Reclassification to earnings[1]	(9)	4	(5)	5	(2)	3
Other comprehensive income (loss), net	14	(5)	9	12	(5)	7
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	—	—	—	(1)	—	(1)
Reclassification to earnings[2]	7	(3)	4	6	(2)	4
Other comprehensive income (loss), net	7	(3)	4	5	(2)	3

Total other comprehensive income (loss), net	$17	$(22)	$(5)	$(8)	$(7)	$(15)

	Six Months Ended			Six Months Ended
	October 31, 2016			October 31, 2017
(Dollars in millions)	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Currency translation adjustments:
Net gain (loss) on currency translation	(72)	(13)	(85)	3	6	9
Reclassification to earnings	—	—	—	—	—	—
Other comprehensive income (loss), net	(72)	(13)	(85)	3	6	9
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	52	(20)	32	(29)	11	(18)
Reclassification to earnings[1]	(19)	8	(11)	3	(1)	2
Other comprehensive income (loss), net	33	(12)	21	(26)	10	(16)
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	—	—	—	—	—	—
Reclassification to earnings[2]	12	(5)	7	10	(4)	6
Other comprehensive income (loss), net	12	(5)	7	10	(4)	6

Total other comprehensive income (loss), net	$(27)	$(30)	$(57)	$(13)	$12	$(1)
1Pre-tax amount is classified as sales in the accompanying consolidated statements of operations.
2Pre-tax amount is a component of pension and other postretirement benefit expense (as shown in Note 7, except for amounts related to non-U.S. benefit plans, about which no information is presented in Note 7 due to immateriality).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with both our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report and our 2017 Form 10-K. Note that the results of operations for the six months ended October 31, 2017 do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, “we,” “us,” and “our” refer to Brown-Forman Corporation.

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

•
“Acquisitions and divestitures.” This adjustment removes (a) any non-recurring effects related to our acquisitions and divestitures (e.g., transaction gains or losses, transaction costs, and integration costs), and (b) the effects of operating activity related to acquired and divested brands for periods that are not comparable on a year-over-year basis (non-comparable periods). By excluding non-comparable periods, we therefore include the effects of acquired and divested brands only to the extent that results are comparable on a year-over-year basis.

In fiscal 2016, we sold our Southern Comfort and Tuaca brands and related assets to Sazerac Company, Inc. and entered into a related transition services agreement (TSA). During fiscal 2017, we completed our obligations under the TSA. This adjustment removes the net sales and operating expenses recognized in fiscal 2017 pursuant to the TSA related to (a) contract bottling services and (b) distribution services in certain markets. On June 1, 2016, we acquired The BenRiach Distillery Company Limited (BenRiach). This adjustment removes (a) transaction and integration costs related to the acquisition and (b) operating activity for the acquisition for the non-comparable period. For both fiscal 2017 and 2018, the non-comparable period is the month of May.

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

We use the non-GAAP measures “underlying change” for the following reasons: (a) to understand our performance from period to period on a consistent basis; (b) to compare our performance to that of our competitors; (c) in connection with management incentive compensation calculations; (d) in our planning and forecasting processes; and (e) in communications concerning our financial performance with the board of directors, stockholders, and investment analysts. We provide reconciliations of the “underlying changes in income statement measures” to their nearest GAAP measures in the tables below under “Results of Operations - Year-Over-Year Period Comparisons.” We have consistently applied the adjustments within our reconciliations in arriving at each non-GAAP measure.

Definitions
Geographic Aggregations.
From time to time, in order to explain our results of operations or to highlight trends and uncertainties affecting our business, we aggregate markets according to stage of economic development as defined by the International Monetary Fund.

•
“Developed” markets are “advanced economies” as defined by the International Monetary Fund, with the largest for Brown-Forman being the United States, the United Kingdom, and Australia. Developed international markets are developed markets excluding the United States.

•	“Emerging” markets are “emerging and developing economies” as defined by the International Monetary Fund, with the largest for Brown-Forman being Mexico and Poland.
In “Results of Operations - Fiscal 2018 Year-to-Date Highlights”, we provide supplemental information for our largest markets ranked by percentage of total fiscal 2017 Net Sales. In addition to markets that are listed by country name, we include the following aggregations:

•	“Rest of Europe” includes all markets in the continent of Europe and the Commonwealth of Independent States other than those specifically listed.

•	“Remaining geographies” All other markets (approximately 110), other than those specifically listed or included in “Rest of Europe”, with the largest being Brazil, South Africa, and China.

•	“Travel Retail” represents our sales to global duty free customers, travel retail customers, and the U.S. military.

•	“Other non-branded” includes used barrel, bulk whiskey and wine, and contract bottling sales.
Brand Aggregations.
From time to time, in order to explain our results of operations or to highlight trends and uncertainties affecting our business, we aggregate brands by spirits category.

•	“Premium bourbon” products include Woodford Reserve, Old Forester, and Coopers’ Craft.

•	“American whiskey” products include the Jack Daniel’s family of brands, premium bourbons, and Early Times.

•	“Tequila” products include el Jimador, Herradura, New Mix, Pepe Lopez, and Antiguo.
In “Results of Operations - Fiscal 2018 Year-to-Date Highlights”, we provide supplemental information for our largest brands ranked by percentage of total fiscal 2017 Net Sales. In addition to brands that are listed by name, we include the following aggregations:

•
“Jack Daniel’s family of brands” includes Jack Daniel’s Tennessee Whiskey (JDTW), Jack Daniel’s Tennessee Honey (JDTH), Jack Daniel’s RTD and RTP products (JD RTDs/RTP), Gentleman Jack, Jack Daniel’s Tennessee Fire (JDTF), Jack Daniel’s Single Barrel Collection, Jack Daniel’s Tennessee Rye Whiskey, Jack Daniel’s Sinatra Select, Jack Daniel’s No. 27 Gold Tennessee Whiskey, and Jack Daniel’s 1907 Tennessee Whiskey.

•
“Jack Daniel’s RTD and RTP” products include all RTD line extensions of Jack Daniel’s, such as Jack Daniel’s & Cola, Jack Daniel’s & Diet Cola, Jack & Ginger, Jack Daniel’s Country Cocktails, Gentleman Jack & Cola, Jack Daniel’s Double Jack, Jack Daniel’s American Serve, Jack Daniel’s Tennessee Honey RTD, Jack Daniel’s Cider (JD Cider), Jack Daniel’s Lynchburg Lemonade (JD Lynchburg Lemonade), and the seasonal Jack Daniel’s Winter Jack RTP.

Other Metrics.

•
“Depletions.” When discussing volume, unless otherwise specified, we refer to “depletions,” a term commonly used in the beverage alcohol industry. Depending on the context, “depletions” means either (a) our shipments directly to retailers or wholesalers, or (b) shipments from our distributor customers to retailers and wholesalers. We generally record revenues when we ship our products to our customers, so our reported sales for a period do not necessarily reflect actual consumer purchases during that period. We believe that our depletions measure volume in a way that more closely reflects consumer demand than our shipments to distributor customers do.

•
“Drinks-equivalent.” Volume is discussed on a nine-liter equivalent unit basis (nine-liter cases) unless otherwise specified. At times, we use a “drinks-equivalent” measure for volume when comparing single-serve ready-to-drink (RTD) or ready-

to-pour (RTP) brands to a parent spirits brand. “Drinks-equivalent” depletions are RTD and RTP nine-liter cases converted to nine-liter cases of a parent brand on the basis of the number of drinks in one nine-liter case of the parent brand. To convert RTD volumes from a nine-liter case basis to a drinks-equivalent nine-liter case basis, RTD nine-liter case volumes are divided by 10, while RTP nine-liter case volumes are divided by 5.

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

•	Risks associated with acquisitions, dispositions, business partnerships or investments – such as acquisition integration, termination difficulties or costs, or impairment in recorded value

•	Inadequate protection of our intellectual property rights

•	Product recalls or other product liability claims; product counterfeiting, tampering, contamination, or product quality issues

•	Significant legal disputes and proceedings; government investigations (particularly of industry or company business, trade or marketing practices)

•	Failure or breach of key information technology systems

•	Negative publicity related to our company, brands, marketing, personnel, operations, business performance, or prospects

•	Failure to attract or retain key executive or employee talent

•	Our status as a family “controlled company” under New York Stock Exchange rules

Overview
Fiscal 2018 Year-to-Date Highlights
Key highlights of our operating results for the six months ended October 31, 2017 include:

•
We delivered net sales of $1.6 billion, an increase of 10% compared to the same period last year. Excluding (a) the net effect of our Scotch acquisition and the loss of net sales related to our TSA for Southern Comfort and Tuaca, (b) the positive effect of foreign exchange, and (c) an estimated net increase in distributor inventories, we grew underlying net sales 7%.

•
We delivered operating income of $590 million, an increase of 17% compared to the same period last year. Excluding (a) the net effect of our Scotch acquisition and the loss of net sales related to our TSA for Southern Comfort and Tuaca, (b) the negative effect of foreign exchange, and (c) an estimated net increase in distributor inventories, we grew underlying operating income 14%.

•
We delivered diluted earnings per share of $1.08, an increase of 24% compared to the same period last year due to an increase in reported operating income, the benefit of a lower effective tax rate, and a reduction in shares outstanding.

Our underlying operating results were driven by the Jack Daniel's family of brands, our premium bourbon brands, and our tequila brands. Our used barrels sales also increased compared to the same period last year. From a geographic perspective, the United States and emerging markets led the growth, developed international markets contributed meaningfully, and Travel Retail growth accelerated. In addition, our underlying operating results benefited from a decline in underlying SG&A spend, as well as underlying advertising expense growth of 5% compared to underlying net sales growth of 7%.
While foreign exchange had a positive effect on net sales, our operating income was negatively affected, driven by the reduction of foreign exchange gains in other expense (income) compared to the same period last year. An estimated net increase in distributor inventories, primarily in the United States, positively affected our reported results.
Summary of Operating Performance

	Three months ended October 31,					Six months ended October 31,
(Dollars in millions)	2016	2017	Reported Change		Underlying Change[1]	2016	2017	Reported Change		Underlying Change[1]
Net sales	$830	$914	10%		8%	$1,491	$1,637	10%		7%
Cost of sales	278	304	9%		9%	486	534	10%		8%
Gross profit	552	610	11%		8%	1,005	1,103	10%		7%
Advertising	107	111	4%		3%	190	200	5%		5%
SG&A	163	163	—%		(1%)	326	324	(1%)		(1%)
Other expense (income), net	(9)	(10)	3%		(4%)	(15)	(11)	(28%)		(2%)
Operating income	$291	$346	19%		16%	$504	$590	17%		14%

As a percentage of net sales[2]
Gross profit	66.5%	66.8%	0.3	pp		67.4%	67.4%	—
Operating expenses[3]	31.4%	28.9%	(2.5	)pp		33.6%	31.4%	(2.2	)pp
Operating income	35.1%	37.9%	2.8	pp		33.8%	36.0%	2.2	pp
Interest expense, net	$15	15	3%			$27	30	10%
Effective tax rate	28.6%	27.9%	(0.7	)pp		28.4%	25.5%	(2.9	)pp
Diluted earnings per share	$0.50	$0.62	23%			$0.87	$1.08	24%
Note: Totals may differ due to rounding

1See “Non-GAAP Financial Measures” above for details on our use of “underlying changes,” including how these measures are calculated and the reasons why we think this information is useful to readers.
2Year-over-year changes in percentages are reported in percentage points (pp).
3Operating expenses include advertising expense, SG&A expense, and other expense (income), net.

Fiscal 2018 Outlook
Below we discuss our outlook for the remainder of fiscal 2018, reflecting the trends, developments, and uncertainties that we expect to affect our business. Overall, we expect slower growth rates for both net sales and operating income in the remainder of fiscal 2018 compared to growth rates experienced in the six months ended October 31, 2017. This updated outlook revises certain aspects of the 2018 outlook included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2017 Form 10-K.

•
Net sales. We expect net sales growth to be slower in the remainder of fiscal 2018 than the 10% growth in the six months ended October 31, 2017. We believe net sales growth in emerging markets will be slower in the remainder of the fiscal year compared to the growth rate experienced in the six months ended October 31, 2017. Our reported net sales benefited from an estimated net increase in distributor inventories during the six months ended October 31, 2017, and we do not expect that benefit to continue in the remainder of the fiscal year.

•
Cost of sales. We expect total cost of sales to grow at a higher rate than net sales in the remainder of fiscal 2018. We expect underlying cost of sales growth from cost/mix to grow at a higher rate in the remainder of the year compared to 2% cost/mix growth for the six months ended October 31, 2017.

•
Operating expenses. We expect total operating expenses to grow at a higher rate in the remainder of the fiscal year compared to the growth rate experienced in the six months ended October 31, 2017. For the remainder of fiscal 2018, we expect (a) advertising expenses to grow at a higher rate than net sales growth, and (b) underlying SG&A to grow compared to the decline for the six months ended October 31, 2017.

•
Foreign exchange. For the six months ended October 31, 2017, operating income was adversely affected by foreign exchange. For the remainder of fiscal 2018, we expect that foreign exchange will positively affect our results.

•
Effective tax rate. Absent any changes due to the enactment of proposed U.S. tax reform legislation, we expect our effective tax rate to increase in the remainder of fiscal 2018 compared to the 25.5% effective tax rate for the six months ended October 31, 2017. We expect our full year effective tax rate to be approximately 27.5% based on the tax rate of 28.4% on ordinary income for the full fiscal year adjusted for known discrete items.

Results of Operations – Fiscal 2018 Year-to-Date Highlights
Market Highlights
The following table provides supplemental information for our largest markets for the six months ended October 31, 2017, compared to the same period last year. We discuss results for the markets most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the six months ended October 31, 2017, compared to the same period last year.
Top 10 Markets[1] - Fiscal 2018 Net Sales Growth by Geographic Area

	Percentage change versus prior year period
Six months ended October 31, 2017	Net Sales
Geographic area	Reported	Acquisitions & Divestitures	Foreign Exchange	Net Chg in Est. Distributor Inventories	Underlying[2]
United States	9%	—%	—%	(3%)	6%
Europe	16%	—%	(4%)	(2%)	10%
United Kingdom	15%	—%	(8%)	—%	7%
Germany	13%	(1%)	(2%)	—%	11%
France	8%	—%	(2%)	—%	6%
Poland	24%	—%	(12%)	—%	12%
Russia	NM	—%	(18%)	NM	43%
Rest of Europe	6%	—%	(1%)	3%	8%
Australia	7%	2%	—%	—%	10%
Other geographies	5%	—%	—%	1%	6%
Mexico	9%	—%	(1%)	1%	9%
Japan	(18%)	—%	3%	1%	(15%)
Canada	(3%)	—%	2%	1%	—%
Remaining geographies[3]	11%	(1%)	—%	1%	11%
Travel Retail[3]	18%	—%	2%	(9%)	11%
Other non-branded[3]	(6%)	21%	—%	—%	14%
Total	10%	1%	(1%)	(2%)	7%
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
3See “Definitions” above for definitions of market aggregations presented here.

•
United States. Reported net sales grew 9%, while underlying net sales increased 6% after adjusting for an estimated net increase in distributor inventories. Underlying net sales gains were driven primarily by the growth of (a) the Jack Daniel’s family of brands, (b) our premium bourbons, led by Woodford Reserve and Old Forester, and (c) our tequila brands, led by Herradura and el Jimador.

•
Europe. Reported net sales increased 16%, while underlying net sales increased 10% after adjusting for the positive effect of foreign exchange driven by the broad weakening of the dollar compared to the same period last year and an estimated net increase in distributor inventories in Russia. Underlying net sales gains were led by Russia, Germany, the United Kingdom, Poland, Turkey, and France.

◦	In the United Kingdom, underlying net sales growth was driven by higher volumes of JDTW and JD RTDs, the latter of which was fueled by the launch of JD Cider.

◦	In Germany, underlying net sales growth was driven by solid growth of JD RTDs, including the launch of JD Lynchburg Lemonade, and volumetric growth and favorable price/mix of JDTW.

◦	In France, underlying net sales growth was led by JDTW and JDTH, as both experienced higher consumer demand compared to the total whiskey category.

◦	In Poland, underlying net sales growth was fueled by volume gains of JDTW, which has experienced strong consumer takeaway trends.

◦
In Russia, underlying net sales growth was driven by higher price and volumetric growth of Finlandia. The higher prices are partly attributed to import duties resulting from a change in our route-to-consumer.

◦
The increase in underlying net sales in the Rest of Europe was led by improved trends for JDTW in Turkey, where our results in the same period last year were negatively affected by geopolitical and economic instability.

•
Australia. Reported net sales increased 7%, while underlying net sales increased 10% after adjusting for the loss of net sales related to our TSA for Southern Comfort and Tuaca. Underlying net sales growth was driven by the Jack Daniel’s family of brands, led by favorable price/mix and higher volumes of JD RTDs and volumetric growth of JDTW.

•
Other geographies. Reported net sales for our other markets collectively increased 5%, while underlying net sales increased 6% after adjusting for an estimated net decrease in distributor inventories. Underlying net sales growth was led by Mexico as well as the return to growth of Southeast Asia, China, and Brazil, all of which declined in the same period last year. These gains were partially offset by declines in Japan, where volumes increased considerably in the same period last year due to buy-ins ahead of a price increase last September.

•
Travel Retail. Reported net sales increased 18%, while underlying net sales increased 11% after adjusting for the negative effect of foreign exchange and an estimated net increase in distributor inventories. Underlying net sales growth was led by higher volumes of JDTW, Woodford Reserve, Gentleman Jack, and Herradura, the last of which also benefited from favorable price/mix.

•
Other non-branded. Reported net sales decreased 6%, while underlying net sales increased 14% after adjusting for the net effect of our Scotch acquisition and the loss of net sales related to our TSA for Southern Comfort and Tuaca. The underlying net sales growth was driven by higher volumes of used barrel sales, which benefited from an easy comparison to a weak prior-year period, as well as timing of shipments in the current year.

Brand Highlights
The following table highlights the worldwide results of our largest brands for the six months ended October 31, 2017, compared to the same period last year. We discuss results of the brands most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the six months ended October 31, 2017, compared to the same period last year.
Major Brands Worldwide Results

	Percentage change versus prior year period
Six months ended October 31, 2017	Volumes	Net Sales
Brand family / brand	9L Depletions[2]	Reported	Foreign Exchange	Net Chg in Est. Distributor Inventories	Underlying[1]
Jack Daniel’s Family	9%	10%	(1%)	(2%)	7%
Jack Daniel’s Tennessee Whiskey	7%	9%	(1%)	(2%)	6%
Jack Daniel’s Tennessee Honey	9%	10%	(2%)	—%	8%
Jack Daniel’s RTDs/RTP[2]	11%	14%	1%	—%	15%
Gentleman Jack	9%	11%	—%	(2%)	9%
Jack Daniel’s Tennessee Fire	15%	22%	(1%)	(7%)	14%
Other Jack Daniel’s whiskey brands[2]	19%	36%	(1%)	(22%)	13%
Woodford Reserve	20%	23%	—%	(2%)	21%
Finlandia	5%	18%	(3%)	(7%)	8%
el Jimador	8%	15%	(1%)	(4%)	10%
Herradura	13%	15%	—%	5%	19%
Note: Totals may differ due to rounding

1See “Non-GAAP Financial Measures” above for details on our use of “underlying change” in net sales, including how this measure is calculated and the reasons why we think this information is useful to readers.
2See “Definitions” above for definitions of brand aggregations and volume measures presented here.

•
Jack Daniel’s family of brands grew reported net sales 10% (underlying 7%), and was the most significant contributor to our overall underlying net sales growth. Reported net sales were helped by an estimated net increase in distributor inventories and foreign exchange due to the weakening of the dollar against the British pound, Polish zloty, and the euro. The following are details about the underlying performance of the Jack Daniel’s family of brands:

◦	JDTW grew underlying net sales in the majority of its markets including the United States, the United Kingdom, Poland, Turkey, Southeast Asia, and Travel Retail.

◦	JDTH grew underlying net sales in the United States, its largest market, Latin America, Russia, and France.

◦	The increase in underlying net sales growth for Jack Daniel’s RTDs/RTP was driven by Australia, Germany, and the United States, with all markets benefiting from new RTD line extensions.

◦	Gentleman Jack grew underlying net sales led by volumetric growth in the United States, its largest market, and Travel Retail.

◦	Growth of JDTF was driven by higher volumes in the United States and the launch of the brand in Brazil and Chile.

◦	The launch of Jack Daniel’s Tennessee Rye in September of this year in the United States was the primary driver of underlying net sales growth for Other Jack Daniel’s whiskey brands.

•
Woodford Reserve led the growth of our premium bourbons as reported net sales increased 23% (underlying 21%). This growth was driven by the United States, where the brand continued to grow volumetrically with strong consumer takeaway trends. Reported net sales were helped by an estimated net increase in distributor inventories in Travel Retail.

•
Reported net sales for Finlandia grew 18%, while underlying net sales increased 8% led by higher price and volumetric growth in Russia. The higher prices in Russia are partly attributed to import duties resulting from a change in our route-to-consumer. Reported net sales were helped by an estimated net increase in distributor inventories in Russia and foreign exchange.

•
Reported net sales for el Jimador increased 15%, while underlying net sales increased 10% driven by volume gains in the United States supported by strong takeaway trends. Reported net sales were helped by an estimated net increase in distributor inventories in the United States and foreign exchange.

•
Herradura grew reported net sales 15%, while underlying net sales increased 19% driven by higher volumes and favorable price/mix in the brand’s largest markets, the United States and Mexico, the latter of which benefited from volumetric growth of Herradura Ultra. Reported net sales were hurt by an estimated net decrease in distributor inventories in the United States.

Year-over-Year Period Comparisons
Net Sales

Percentage change versus the prior year period ended October 31	3 Months	6 Months
Change in reported net sales	10%	10%
Acquisitions and divestitures	1%	1%
Foreign exchange	(1%)	(1%)
Estimated net change in distributor inventories	(2%)	(2%)
Change in underlying net sales	8%	7%

Change in underlying net sales attributed to:
Volume	7%	6%
Net price/mix	2%	2%
Note: Totals may differ due to rounding
For the three months ended October 31, 2017, net sales were $914 million, an increase of $84 million, or 10%, compared to the same period last year. After adjusting reported results for (a) the net effect of our Scotch acquisition and the loss of net sales related to our TSA for Southern Comfort and Tuaca, (b) the positive effect of foreign exchange, and (c) an estimated net increase in distributor inventories, underlying net sales grew 8%. The change in underlying net sales was driven by 7% volume growth and 2% of price/mix.
The primary factors contributing to the growth in underlying net sales for the three months ended October 31, 2017 were:

•	volumetric growth of JDTW in several international markets, most notably, the United Kingdom, Germany, Southeast Asia, Turkey, Travel Retail, France, China, Poland, and Australia;

•	growth of our American whiskey portfolio in the United States, led by the Jack Daniel’s family, Woodford Reserve, and Old Forester;

•	volumetric growth and favorable price/mix of Herradura in the United States and Mexico and volume gains of el Jimador in the United States;

•	higher price and volume growth of Finlandia in Russia;

•	higher volume of JD RTDs led by Germany and the United Kingdom, both of which benefited from new RTD line extensions, and China;

•	increased volumes of JDTH in several international markets, most notably the United Kingdom and France;

•	higher volume of used barrel sales, which is partially due to the timing of orders; and

•	growth of Korbel Champagne in the United States.
These gains in underlying net sales were partially offset by declines in Japan, where JDTW and Early Times volumes increased considerably in the same period last year due to buy-ins ahead of a price increase last September.
For the six months ended October 31, 2017, net sales were $1,637 million, an increase of $146 million, or 10%, compared to the same period last year. After adjusting reported results for (a) the net effect of our Scotch acquisition and the loss of net sales related to our TSA for Southern Comfort and Tuaca, (b) the positive effect of foreign exchange, and (c) an estimated net increase in distributor inventories, underlying net sales grew 7%. The change in underlying net sales was driven by 6% volume growth and 2% of price/mix. Volume growth was led by the Jack Daniel's family, tequilas, premium bourbons, and Finlandia, partially offset by declines in Early Times. Price/mix was driven by (a) an increase in share of sales from higher priced brands, most notably the Jack Daniel's family and Woodford Reserve, and (b) higher average pricing on tequilas, partially offset by lower pricing on JDTW.
The primary factors contributing to the growth in underlying net sales for the six months ended October 31, 2017 were:

•	volumetric growth of JDTW in several international markets, most notably, the United Kingdom, Poland, Turkey, Southeast Asia, Travel Retail, Germany, Brazil, France, and Australia;

•	growth of our American whiskey portfolio in the United States, led by the Jack Daniel’s family, Woodford Reserve, and Old Forester;

•
our tequila brands, led by (a) higher volumes of Herradura in the United States and Mexico, and (b) volume gains of el Jimador in the United States, and (c) higher prices and volume gains of New Mix in Mexico;

•	higher volume of JD RTDs, led by Australia as well as Germany and the United Kingdom, which both benefited from new RTD line extensions;

•	higher price and volume growth of Finlandia in Russia;

•	higher volume of used barrel sales, which is partially due to the timing of orders; and

•	growth of Korbel Champagne in the United States.
These gains in underlying net sales were partially offset by declines in Japan, where Early Times and JDTW volumes increased considerably in the same period last year due to buy-ins ahead of a price increase last September.
Cost of Sales

Percentage change versus the prior year period ended October 31	3 Months	6 Months
Change in reported cost of sales	9%	10%
Acquisitions and divestitures	2%	3%
Foreign exchange	(2%)	(3%)
Estimated net change in distributor inventories	—%	(1%)
Change in underlying cost of sales	9%	8%

Change in underlying cost of sales attributed to:
Volume	7%	6%
Cost/mix	2%	2%
Note: Totals may differ due to rounding
Cost of sales for the three months ended October 31, 2017 increased $26 million, or 9%, to $304 million when compared to the same period last year. Underlying cost of sales also increased 9% after adjusting reported costs for (a) the net effect of our Scotch acquisition and the loss of net sales related to our TSA for Southern Comfort and Tuaca and (b) the negative effect of foreign exchange. Cost of sales for the six months ended October 31, 2017 increased $48 million, or 10%, to $534 million when compared to the same period last year. Underlying cost of sales increased 8% after adjusting reported costs for (a) the net effect of our Scotch acquisition and the loss of net sales related to our TSA for Southern Comfort and Tuaca, (b) the negative effect of foreign exchange, and (c) an estimated net increase in distributor inventories. The increase in underlying cost of sales for both the three and six months ended October 31, 2017 was driven by higher volumes, incremental value-added packaging, and higher wood costs, partially offset by a shift in product mix to lower-cost brands. Looking ahead to the remainder of fiscal 2018, we expect that cost/mix will increase in the low to mid-single digits.
Gross Profit

Percentage change versus the prior year period ended October 31	3 Months	6 Months
Change in reported gross profit	11%	10%
Acquisitions and divestitures	—%	—%
Foreign exchange	—%	—%
Estimated net change in distributor inventories	(2%)	(3%)
Change in underlying gross profit	8%	7%
Note: Totals may differ due to rounding

Gross Margin

For the period ended October 31	3 months	6 Months
Prior year gross margin	66.5%	67.4%
Price/mix	1.2%	0.7%
Cost	(1.0%)	(0.6%)
Acquisitions and divestitures	0.4%	0.5%
Foreign exchange	(0.3%)	(0.6%)
Change in gross margin	0.3%	—%
Current year gross margin	66.8%	67.4%
Note: Totals may differ due to rounding
Gross profit of $610 million increased $58 million, or 11%, for the three months ended October 31, 2017. Underlying gross profit grew 8% after adjusting reported results for an estimated net increase in distributor inventories. The increase in underlying gross profit resulted from the same factors that contributed to the increase in underlying net sales and the increase in underlying cost of sales.
For the three months ended October 31, 2017, gross margin increased approximately 30 basis points to 66.8%, from 66.5% in the same period last year driven by favorable price/mix and the net effect of our Scotch acquisition and the loss of net sales related to our TSA for Southern Comfort and Tuaca, partially offset by an increase in underlying cost of sales and the negative effect of foreign exchange.
Gross profit of $1,103 million increased $98 million, or 10%, for the six months ended October 31, 2017. Underlying gross profit grew 7% after adjusting reported results for an estimated net increase in distributor inventories. The increase in underlying gross profit resulted from the same factors that contributed to the increase in underlying net sales and the increase in underlying cost of sales.
Gross margin remained unchanged at 67.4% for the six months ended October 31, 2017 compared to the same period last year as favorable price/mix and the net effect of our Scotch acquisition and the loss of net sales related to our TSA for Southern Comfort and Tuaca were offset by the negative effect of foreign exchange and an increase in underlying cost of sales.

Operating Expenses

	Percentage change versus the prior year period ended October 31
3 Months	Reported	Acquisitions & Divestitures	Foreign Exchange	Underlying
Advertising	4%	—%	(1%)	3%
SG&A	—%	—%	(1%)	(1%)
Other expense (income), net	3%	—%	(7%)	(4%)
Total	1%	—%	(1%)	1%

6 Months
Advertising	5%	—%	(1%)	5%
SG&A	(1%)	—%	(1%)	(1%)
Other expense (income), net	(28%)	(7%)	33%	(2%)
Total	3%	—%	(2%)	1%
Note: Totals may differ due to rounding
Operating expenses totaled $264 million and increased $3 million, or 1%, for the three months ended October 31, 2017 compared to the same period last year. Underlying operating expenses also grew 1% after adjusting for the negative effect of foreign exchange driven by the decline of foreign exchange gains in other expense (income) compared to the same period last year.

•	Reported advertising expenses grew 4%, while underlying advertising expenses grew 3% after adjusting for the negative effect of foreign exchange.

•	Reported SG&A expenses were flat, while underlying SG&A dropped 1% after adjusting for the negative effect of foreign exchange.
For the three months ended October 31, 2017, operating expenses as a percentage of net sales declined 250 basis points to 28.9%, from 31.4% in the same period last year. The decline in operating expenses as a percentage of net sales was driven by operating expense leverage as SG&A spend declined and underlying advertising expenses grew 3% compared to underlying net sales growth of 8%.
Operating expenses totaled $513 million and increased $12 million, or 3%, for the six months ended October 31, 2017 compared to the same period last year. Underlying operating expenses grew 1% after adjusting for the negative effect of foreign exchange driven by the reduction of foreign exchange gains in other expense (income) compared to the same period last year.

•
Reported and underlying advertising expenses grew 5% for the six months ended October 31, 2017. The increase in underlying advertising expenses for the three and six months ended October 31, 2017 was driven by continued investment in (a) the Jack Daniel's family, (b) our premium bourbon brands, most notably Woodford Reserve and Old Forester, and (c) our tequila brands, most notably Herradura.

•
Reported and underlying SG&A expenses dropped 1% for the six months ended October 31, 2017. The decrease in underlying SG&A expenses for the three and six months ended October 31, 2017 was driven by lower pension expense and continued tight management of discretionary spending, partially offset by personnel costs driven in part by investments in our new Spain distribution operation.

For the six months ended October 31, 2017, operating expenses as a percentage of net sales declined 220 basis points to 31.4%, from 33.6% in the same period last year. Our operating expenses as a percentage of net sales declined as combined operating expenses grew at a slower rate than underlying net sales driven by the decline in SG&A spend.
Operating Income

Percentage change versus the prior year period ended October 31	3 Months	6 Months
Change in reported operating income	19%	17%
Acquisitions and divestitures	—%	(1%)
Foreign exchange	1%	3%
Estimated net change in distributor inventories	(3%)	(5%)
Change in underlying operating income	16%	14%
Note: Totals may differ due to rounding
Operating income of $346 million increased $55 million, or 19%, for the three months ended October 31, 2017 compared to the same period last year. Underlying operating income grew 16% after adjusting for the negative effect of foreign exchange and an estimated net increase in distributor inventories. The same factors that contributed to the growth in underlying gross profit also contributed to the growth in underlying operating income, while an increase in total underlying operating expenses partially offset these gains.
For the three months ended October 31, 2017, operating margin increased 280 basis points to 37.9%, from 35.1% in the same period last year. The increase in our operating margin was driven by operating expense leverage as SG&A spend declined and underlying advertising expenses grew 3% compared to underlying net sales growth of 8%.
Operating income of $590 million increased $86 million, or 17%, for the six months ended October 31, 2017 compared to the same period last year. Underlying operating income grew 14% after adjusting for (a) the net effect of our Scotch acquisition and the loss of net sales related to our TSA for Southern Comfort and Tuaca, (b) the negative effect of foreign exchange, and (c) an estimated net increase in distributor inventories. The same factors that contributed to the growth in underlying gross profit also contributed to the growth in underlying operating income, while an increase in total underlying operating expenses partially offset these gains.
Operating margin increased 220 basis points to 36.0% for the six months ended October 31, 2017 from 33.8% in the same period last year. The increase in our operating margin was driven by operating expense leverage as SG&A spend declined and underlying advertising expenses grew 5% compared to underlying net sales growth of 7%. The negative effect of foreign exchange partially offset these positive factors.
The effective tax rate in the three months ended October 31, 2017 was 27.9% compared to 28.6% for the same period last year. The decrease in our effective tax rate was driven by a reduction in current year U.S. tax on foreign exchange gains in non-U.S.

entities due to a change in method of accounting for U.S. tax purposes in the first quarter and an increase in the U.S. tax benefits related to domestic manufacturing activities, partially offset by accruals for certain prior year international tax uncertainties.
The effective tax rate in the six months ended October 31, 2017 was 25.5% compared to 28.4% for the same period last year. The decrease in our effective tax rate was driven by a reduction in U.S. tax for current and certain prior years on foreign exchange gains in non-U.S. entities due to a change in method of accounting for U.S. tax purposes in the first quarter. We expect our full year effective tax rate to be approximately 27.5% based on the tax rate of 28.4% on ordinary income for the full fiscal year adjusted for known discrete items.
Diluted earnings per share of $0.62 in the three months ended October 31, 2017 increased 23% from the $0.50 reported for the same period last year. Diluted earnings per share of $1.08 in the six months ended October 31, 2017 increased 24% from the $0.87 reported for the same period last year. The increase in diluted earnings per share for the three- and six-month periods resulted from an increase in reported operating income, the benefit of a lower effective tax rate, and a reduction in shares outstanding.

Liquidity and Financial Condition
Cash flows. Cash and cash equivalents increased $30 million during the six months ended October 31, 2017, compared to a decrease of $52 million during the same period last year. Cash provided by operations of $214 million was up $45 million from the same period last year, reflecting higher earnings offset partially by a higher seasonal increase in working capital. Cash used for investing activities was $65 million during the six months ended October 31, 2017, compared to $344 million for the same prior-year period. The $279 million decrease reflects the absence this year of $307 million in cash paid to acquire BenRiach in June 2016, partially offset by a $28 million increase in capital spending during the current period. The increase in capital spending is largely attributable to construction of new distilleries and homeplaces for both Slane Irish Whiskey and Old Forester.
Cash used for financing activities was $127 million during the six months ended October 31, 2017, compared to $137 million in cash provided by financing activities during the same prior-year period. The $264 million change largely reflects a $717 million decrease in proceeds from long-term debt, partially offset by a $441 million decline in share repurchases and a $15 million increase in net proceeds from short-term borrowings.

The impact on cash and cash equivalents as a result of exchange rate changes was an increase of $8 million for the six months ended October 31, 2017, compared to a decline of $14 million for the same period last year.
Liquidity. We continue to manage liquidity conservatively to meet current obligations, fund capital expenditures, sustain and grow our dividends, and repurchase shares from time to time while reserving adequate debt capacity for acquisition opportunities.
In addition to our cash and cash equivalent balances, we have access to several liquidity sources to supplement our cash flow from operations. One of those sources is our $800 million commercial paper program that we regularly use to fund our short-term credit needs and to maintain our access to the capital markets. During the three months ended October 31, 2017, our commercial paper borrowings averaged $502 million, with an average maturity of 30 days and an average interest rate of 1.29%. During the six months ended October 31, 2017, our commercial paper borrowings averaged $494 million, with an average maturity of 29 days and an average interest rate of 1.22%. Commercial paper outstanding was $208 million at April 30, 2017, and $230 million at October 31, 2017.
On November 10, 2017, we entered an amended and restated five-year credit agreement with various U.S. and international banks. The credit agreement provides an $800 million unsecured revolving credit commitment that expires on November 10, 2022. This agreement amended and restated our previous credit agreement dated November 18, 2011. The new agreement does not contain any financial covenant.
The $800 million revolving credit facility is currently undrawn and supports our commercial paper program. Although unlikely, under extreme market conditions, one or more participating banks may not be able to fully fund its commitments under our credit facility. The debt capital markets for bonds and private placements are accessible sources of long-term financing that could meet any additional liquidity needs. We believe our current liquidity position is strong and sufficient to meet all of our future financial commitments.We have high credit standards when initiating transactions with counterparties, and we closely monitor our counterparty risks with respect to our cash balances and derivative contracts. If a counterparty’s credit quality were to deteriorate below our credit standards, we would expect either to liquidate exposures or require the counterparty to post appropriate collateral.

As of October 31, 2017, we had total cash and cash equivalents of $212 million. Of this amount, $183 million was held by foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We do not expect to need the cash generated by those foreign subsidiaries to fund our domestic operations. However, if we were to repatriate cash from those foreign subsidiaries, we would be required to provide for and pay U.S. taxes on permanently repatriated earnings.
As of October 31, 2017, our outstanding debt includes $250 million of 1.00% notes that mature on January 15, 2018. We currently plan to repay these notes with cash.
As announced on November 16, 2017, our Board of Directors increased the quarterly cash dividend on our Class A and Class B common stock from $0.1825 per share to $0.1975 per share. Stockholders of record on December 7, 2017, will receive the cash dividend on January 2, 2018.
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

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) (our principal executive and principal financial officers), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by the company in such reports is accumulated and communicated to the company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.

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
None.

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
101
The following materials from Brown-Forman Corporation's Quarterly Report on Form 10-Q for the quarter ended October 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (a) Condensed Consolidated Statements of Operations, (b) Condensed Consolidated Statements of Comprehensive Income, (c) Condensed Consolidated Balance Sheets, (d) Condensed Consolidated Statements of Cash Flows, and (e) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN-FORMAN CORPORATION
(Registrant)

Date:	December 6, 2017	By:	/s/ Jane C. Morreau
Jane C. Morreau
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)