Form 10-Q
period 2018-01-31
BROWN FORMAN CORP
filed 2018-03-07
CIK 14693

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  February 28, 2018

Class A Common Stock ($.15 par value, voting)	169,062,093
Class B Common Stock ($.15 par value, nonvoting)	311,827,161

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2017	2018	2017	2018
Sales	$1,059	$1,156	$2,969	$3,251
Excise taxes	251	278	670	736
Net sales	808	878	2,299	2,515
Cost of sales	272	291	758	825
Gross profit	536	587	1,541	1,690
Advertising expenses	102	114	291	314
Selling, general, and administrative expenses	162	173	488	497
Other expense (income), net	(1)	(4)	(16)	(15)
Operating income	273	304	778	894
Interest income	1	2	2	4
Interest expense	16	17	44	49
Income before income taxes	258	289	736	849
Income taxes	76	99	212	242
Net income	$182	$190	$524	$607
Earnings per share:
Basic	$0.38	$0.39	$1.08	$1.26
Diluted	$0.38	$0.39	$1.07	$1.25
Cash dividends per common share:
Declared	$0.292	$1.316	$0.564	$1.608
Paid	$0.146	$0.158	$0.418	$0.450
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2017	2018	2017	2018
Net income	$182	$190	$524	$607
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(25)	38	(110)	47
Cash flow hedge adjustments	(7)	(32)	14	(48)
Postretirement benefits adjustments	6	3	13	9
Net other comprehensive income (loss)	(26)	9	(83)	8
Comprehensive income	$156	199	$441	$615
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions)

	April 30, 2017	January 31, 2018
Assets
Cash and cash equivalents	$182	$287
Accounts receivable, less allowance for doubtful accounts of $7 at April 30 and January 31	557	725
Inventories:
Barreled whiskey	873	923
Finished goods	186	204
Work in process	119	122
Raw materials and supplies	92	94
Total inventories	1,270	1,343
Other current assets	342	286
Total current assets	2,351	2,641
Property, plant and equipment, net	713	766
Goodwill	753	768
Other intangible assets	641	680
Deferred tax assets	16	17
Other assets	151	170
Total assets	$4,625	$5,042
Liabilities
Accounts payable and accrued expenses	$501	$584
Dividends payable	—	557
Accrued income taxes	9	18
Short-term borrowings	211	327
Current portion of long-term debt	249	—
Total current liabilities	970	1,486
Long-term debt	1,689	1,770
Deferred tax liabilities	152	61
Accrued pension and other postretirement benefits	314	282
Other liabilities	130	242
Total liabilities	3,255	3,841
Commitments and contingencies
Stockholders’ Equity
Common stock:
Class A, voting, $0.15 par value (170,000,000 shares authorized)	25	25
Class B, nonvoting, $0.15 par value (400,000,000 shares authorized)	43	47
Additional paid-in capital	65	7
Retained earnings	4,470	1,620
Accumulated other comprehensive income (loss), net of tax	(390)	(382)
Treasury stock, at cost (88,175,000 and 3,665,000 shares at April 30 and January 31, respectively)	(2,843)	(116)
Total stockholders’ equity	1,370	1,201
Total liabilities and stockholders’ equity	$4,625	$5,042
 See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Nine Months Ended
	January 31,
	2017	2018
Cash flows from operating activities:
Net income	$524	$607
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	42	48
Stock-based compensation expense	10	14
Deferred income taxes	(11)	(32)
Changes in assets and liabilities, excluding the effects of acquisition of business	(120)	(75)
Cash provided by operating activities	445	562
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(307)	—
Additions to property, plant, and equipment	(71)	(100)
Computer software expenditures	(2)	(1)
Cash used for investing activities	(380)	(101)
Cash flows from financing activities:
Net change in short-term borrowings	(24)	111
Repayment of long-term debt	—	(250)
Proceeds from long-term debt	717	—
Debt issuance costs	(5)	—
Net payments related to exercise of stock-based awards	(5)	(24)
Acquisition of treasury stock	(561)	(1)
Dividends paid	(203)	(216)
Repayment of short-term obligation associated with acquisition of business	(30)	—
Cash used for financing activities	(111)	(380)
Effect of exchange rate changes on cash and cash equivalents	(20)	24
Net increase (decrease) in cash and cash equivalents	(66)	105
Cash and cash equivalents, beginning of period	263	182
Cash and cash equivalents, end of period	$197	$287
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

As discussed in Note 11, our shares of common stock were split during February 2018 through the issuance of a stock dividend. As a result, all share and per share amounts reported in the accompanying financial statements and related notes are presented on a split-adjusted basis.

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

•
In February 2018, the FASB issued guidance that would allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act enacted by the U.S. government in December 2017. The guidance will become effective for us beginning fiscal 2020. It is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.

Early adoption of any of the new accounting pronouncements described above is permitted. However, except as noted above, we do not currently expect to adopt the new pronouncements before their effective dates.

2.    Inventories
Inventories are valued at the lower of cost or market. Some of our consolidated inventories are valued using the last-in, first-out (LIFO) method, which we use for the majority of our U.S. inventories. If the LIFO method had not been used, inventories at current cost would have been $272 million higher than reported as of April 30, 2017, and $293 million higher than reported as of January 31, 2018. Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

3.    Income Taxes
Our consolidated interim effective tax rate is based upon our expected annual operating income, statutory tax rates, and income tax laws in the various jurisdictions in which we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event or a change in judgment occurs. The effective tax rate of 28.5% for the nine months ended January 31, 2018, is higher than the expected tax rate of 26.1% on ordinary income for the full fiscal year, primarily due to (a) the net impact of the Tax Cuts and Jobs Act (discussed below) and (b) true-ups related to our recently-filed U.S. Federal income tax return, partially offset by (c) the excess tax benefits related to stock-based compensation and (d) a reduction in U.S. tax recorded in the first quarter of fiscal 2018 for certain prior years on foreign exchange gains in non-U.S. entities due to a change in method of accounting for U.S. tax purposes. Our expected tax rate includes current fiscal year additions for existing tax contingency items.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system. As we have an April 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of 30.4% for our fiscal year ending April 30, 2018, and 21% for subsequent fiscal years. During the quarter ended January 31, 2018, the impact of the lower tax rate resulted in a tax benefit of approximately $20 million for the three and nine months then ended. With the enactment of the Tax Act, we are evaluating our global working capital requirements and may change our current permanent reinvestment assertion in future periods.

There are also certain transitional impacts of the Tax Act. As part of the transition to the new territorial tax system, the Tax Act imposes a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries. In addition, the reduction of the U.S. corporate tax rate required us to adjust our U.S. deferred tax assets and liabilities to the lower federal base rate of 21%. These transitional impacts resulted in a provisional net charge of $43 million for the quarter ended January 31, 2018, comprised of a provisional repatriation U.S. tax charge of $91 million and a provisional net deferred tax benefit of $48 million.

The Tax Act also established new tax laws that may impact our financial statements beginning in fiscal 2019. These new laws include, but are not limited to (a) Global Intangible Low-Tax Income (“GILTI”), a new tax on low tax foreign jurisdictions, (b) Base Erosion Anti-abuse Tax (“BEAT”), a new minimum tax, (c) repeal of the domestic production activity deduction, and (d) limitations on certain executive compensation.

The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from the above estimates, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries.

Shortly after the Tax Act was enacted, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118). Under SAB 118, companies are provided a measurement period, not to extend beyond one year since the date of enactment. To the extent a company’s accounting for certain income tax effects are incomplete, the company may determine a reasonable estimate and record a provisional amount within the first reporting period in which a reasonable estimate can be determined.

4.    Earnings Per Share
We calculate basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share further includes the dilutive effect of stock-based compensation awards. We calculate that dilutive effect using the “treasury stock method” (as defined by GAAP).

The following table presents information concerning basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions, except per share amounts)	2017	2018	2017	2018
Net income available to common stockholders	$182	$190	$524	$607

Share data (in thousands):
Basic average common shares outstanding	480,650	480,361	486,105	480,193
Dilutive effect of stock-based awards	3,308	3,883	3,515	3,318
Diluted average common shares outstanding	483,958	484,244	489,620	483,511

Basic earnings per share	$0.38	$0.39	$1.08	$1.26
Diluted earnings per share	$0.38	$0.39	$1.07	$1.25

We excluded common stock-based awards for approximately 2,789,000 shares and 0 shares from the calculation of diluted earnings per share for the three months ended January 31, 2017 and 2018, respectively. We excluded common stock-based awards for approximately 2,225,000 shares and 1,073,000 shares from the calculation of diluted earnings per share for the nine months ended January 31, 2017 and 2018, respectively. We excluded those awards because they were not dilutive for those periods under the treasury stock method.

5.    Commitments and Contingencies
We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe it is reasonably possible that these existing loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies are recorded as of January 31, 2018.

We have guaranteed the repayment by a third-party importer of its obligation under a bank credit facility that it uses in connection with its importation of our products in Russia. If the importer were to default on that obligation, which we believe is unlikely, our maximum possible exposure under the existing terms of the guaranty would be approximately $12 million (subject to changes in foreign currency exchange rates). Both the fair value and carrying amount of the guaranty are insignificant. As of January 31, 2018, our actual exposure under the guaranty of the importer’s obligation is approximately $6 million.

Based on the financial support we provide to the importer, we believe it meets the definition of a variable interest entity. However, because we do not control this entity, it is not included in our consolidated financial statements.

6.    Debt
Our long-term debt (net of unamortized discount and issuance costs) consists of:

(Principal and carrying amounts in millions)	April 30, 2017	January 31, 2018
1.00% senior notes, $250 principal amount, due January 15, 2018	$249	$—
2.25% senior notes, $250 principal amount, due January 15, 2023	248	248
1.20% senior notes, €300 principal amount, due July 7, 2026	324	369
2.60% senior notes, £300 principal amount, due July 7, 2028	383	419
3.75% senior notes, $250 principal amount, due January 15, 2043	248	248
4.50% senior notes, $500 principal amount, due July 15, 2045	486	486
	1,938	1,770
Less current portion	249	—
	$1,689	$1,770
We repaid the $250 million principal amount of 1.00% notes on their maturity date of January 15, 2018.
As of April 30, 2017, our short-term borrowings of $211 million included $208 million of commercial paper, with an average interest rate of 1.04% and a remaining maturity of 22 days. As of January 31, 2018, our short-term borrowings of $327 million included $320 million of commercial paper, with an average interest rate of 1.62% and a remaining maturity of 21 days.

7.    Pension and Other Postretirement Benefits
The following table shows the components of the pension and other postretirement benefit cost recognized for our U.S. benefit plans. Information about similar international plans is not presented due to immateriality.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions)	2017	2018	2017	2018
Pension Benefits:
Service cost	$6	$6	$19	$18
Interest cost	9	7	26	22
Expected return on plan assets	(10)	(10)	(31)	(31)
Amortization of:
Prior service cost (credit)	—	—	1	—
Net actuarial loss	6	6	19	16
Settlement loss	1	—	1	—
Net cost	$12	$9	$35	$25

Other Postretirement Benefits:
Service cost	$—	$—	$1	$1
Interest cost	1	1	2	1
Amortization of prior service cost (credit)	(1)	(1)	(2)	(2)
Net cost	$—	$—	$1	$—

We have increased the amount we plan to contribute to our pension plans during fiscal 2018 to approximately $155 million.

8.    Fair Value Measurements
The following table summarizes the assets and liabilities measured or disclosed at fair value on a recurring basis:

	April 30, 2017		January 31, 2018
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$182	$182	$287	$287
Currency derivatives	25	25	2	2
Liabilities:
Currency derivatives	10	10	69	69
Short-term borrowings	211	211	327	327
Current portion of long-term debt	249	249	—	—
Long-term debt	1,689	1,752	1,770	1,840

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

We had outstanding currency derivatives, related primarily to our euro, British pound, and Australian dollar exposures, with notional amounts totaling $1,188 million at April 30, 2017 and $1,100 million at January 31, 2018.

During fiscal 2017, we designated some currency derivative forward contracts and foreign currency-denominated long-term debt as after-tax net investment hedges of our investments in certain foreign subsidiaries. During fiscal 2018, we have continued to designate some foreign currency-denominated debt for that purpose. Any change in value of the designated portion of the hedging instruments is recorded in AOCI, offsetting the foreign currency translation adjustment of the related net investments that is also recorded in AOCI. As of January 31, 2018, $649 million of our foreign currency-denominated debt was designated as a net investment hedge. Our net investment hedges are intended to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. There was no ineffectiveness related to our net investment hedges in any of the periods presented.

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

The following tables present the pre-tax impact that changes in the fair value of our derivative instruments and non-derivative hedging instruments had on AOCI and earnings:

		Three Months Ended
		January 31,
(Dollars in millions)	Classification	2017	2018
Derivative Instruments
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$5	$(51)
Net gain (loss) reclassified from AOCI into earnings	Sales	15	(1)
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Sales	—	(5)
Net gain (loss) recognized in earnings	Other income	(5)	3
Non-Derivative Hedging Instruments
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	(5)	(42)
Foreign currency-denominated debt not designated as hedging instrument:
Net gain (loss) recognized in earnings	Other income	4	(9)

		Nine Months Ended
		January 31,
(Dollars in millions)	Classification	2017	2018
Derivative Instruments
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$57	$(80)
Net gain (loss) reclassified from AOCI into earnings	Sales	34	(4)
Currency derivatives designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	8	—
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Sales	3	(8)
Net gain (loss) recognized in earnings	Other income	(13)	8
Non-Derivative Hedging Instruments
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	19	(57)
Foreign currency-denominated debt not designated as hedging instrument:
Net gain (loss) recognized in earnings	Other income	6	(24)

We expect to reclassify $34 million of deferred net losses on cash flow hedges recorded in AOCI as of January 31, 2018, to earnings during the next 12 months. This reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur. As of January 31, 2018, the maximum term of our outstanding derivative contracts was 36 months.

The following table presents the fair values of our derivative instruments:

(Dollars in millions)	Classification	Fair value of derivatives in a gain position	Fair value of derivatives in a loss position
April 30, 2017:
Designated as cash flow hedges:
Currency derivatives	Other current assets	$21	$(2)
Currency derivatives	Other assets	9	(4)
Currency derivatives	Accrued expenses	2	(8)
Currency derivatives	Other liabilities	1	(4)
Not designated as hedges:
Currency derivatives	Other current assets	2	(1)
Currency derivatives	Accrued expenses	—	(1)
January 31, 2018:
Designated as cash flow hedges:
Currency derivatives	Other current assets	—	—
Currency derivatives	Other assets	—	—
Currency derivatives	Accrued expenses	4	(40)
Currency derivatives	Other liabilities	1	(34)
Not designated as hedges:
Currency derivatives	Other current assets	3	(1)
Currency derivatives	Accrued expenses	—	—

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

Some of our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. The aggregate fair value of all derivatives with creditworthiness requirements that were in a net liability position was $9 million at April 30, 2017 and $67 million at January 31, 2018.

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

The following table summarizes the gross and net amounts of our derivative contracts:

(Dollars in millions)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet	Net Amounts
April 30, 2017:
Derivative assets	$35	$(10)	$25	$(1)	$24
Derivative liabilities	(20)	10	(10)	1	(9)
January 31, 2018:
Derivative assets	8	(6)	2	(2)	—
Derivative liabilities	(75)	6	(69)	2	(67)

No cash collateral was received or pledged related to our derivative contracts as of April 30, 2017 or January 31, 2018.

10.    Goodwill and Other Intangible Assets
The following table summarizes the changes in goodwill and other intangible assets during the nine months ended January 31, 2018:

(Dollars in millions)	Goodwill	Other Intangible Assets
Balance at April 30, 2017	$753	$641
Foreign currency translation adjustment	15	39
Balance at January 31, 2018	$768	$680

Our other intangible assets consist of trademarks and brand names, all with indefinite useful lives.

11.    Stockholders’ Equity
The following table summarizes the changes in stockholders’ equity during the nine months ended January 31, 2018:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2017	$25	$43	$65	$4,470	$(390)	$(2,843)	$1,370
Retirement of treasury stock		(10)	(8)	(2,684)		2,702	—
Net income				607			607
Net other comprehensive income (loss)					8		8
Cash dividends				(773)			(773)
Acquisition of treasury stock						(1)	(1)
Stock-based compensation expense			14				14
Stock issued under compensation plans						26	26
Loss on issuance of treasury stock issued under compensation plans			(50)				(50)
Stock split	—	14	(14)				—
Balance at January 31, 2018	$25	$47	$7	$1,620	$(382)	$(116)	$1,201

Common Stock. On May 24, 2017, we retired 67,000,000 shares of Class B common stock previously held as treasury shares. This retirement reduced the number of issued shares of Class B common stock by that same amount.

On January 23, 2018, our Board of Directors approved a stock split, effected in the form of a stock dividend. For every four shares of either Class A or Class B common stock held, shareholders of record as of the close of business on February 7, 2018, received one share of Class B common stock, with any fractional shares payable in cash. The additional shares and cash for fractional shares were distributed to stockholders on February 28, 2018.

The following table shows the effects of the treasury stock retirement and stock split (as if the additional shares issued thereunder were issued on January 31, 2018) on the number of issued common shares:

	Issued Common Shares
(Shares in thousands)	Class A	Class B	Total
Balance at April 30, 2017	170,000	284,627	454,627
Retirement of treasury stock	—	(67,000)	(67,000)
Stock split	—	96,905	96,905
Balance at January 31, 2018	170,000	314,532	484,532

Except for the pre-split share balances and activity included in the above table, all share and per share amounts reported in these financial statements and related notes are presented on a split-adjusted basis.

Dividends. The following table summarizes the cash dividends declared per share on our Class A and Class B common stock during the nine months ended January 31, 2018:

Declaration Date	Record Date	Payable Date	Amount per Share
May 24, 2017	June 5, 2017	July 3, 2017	$0.1460
July 27, 2017	September 7, 2017	October 2, 2017	$0.1460
November 16, 2017	December 7, 2017	January 2, 2018	$0.1580
January 23, 2018	March 5, 2018	April 2, 2018	$0.1580
January 23, 2018	April 2, 2018	April 23, 2018	$1.0000

Accumulated Other Comprehensive Income. The following table summarizes the changes in each component of AOCI, net of tax, during the nine months ended January 31, 2018:

(Dollars in millions)	Currency Translation Adjustments	Cash Flow Hedge Adjustments	Postretirement Benefits Adjustments	Total AOCI
Balance at April 30, 2017	$(204)	$11	$(197)	$(390)
Net other comprehensive income (loss)	47	(48)	9	8
Balance at January 31, 2018	$(157)	$(37)	$(188)	$(382)

12.    Other Comprehensive Income
The following tables present the components of net other comprehensive income (loss):

	Three Months Ended			Three Months Ended
	January 31, 2017			January 31, 2018
(Dollars in millions)	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Currency translation adjustments:
Net gain (loss) on currency translation	$(27)	$2	$(25)	$24	$14	$38
Reclassification to earnings	—	—	—	—	—	—
Other comprehensive income (loss), net	(27)	2	(25)	24	14	38
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	5	(3)	2	(51)	18	(33)
Reclassification to earnings[1]	(15)	6	(9)	1	—	1
Other comprehensive income (loss), net	(10)	3	(7)	(50)	18	(32)
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	2	(1)	1	—	—	—
Reclassification to earnings[2]	7	(2)	5	5	(2)	3
Other comprehensive income (loss), net	9	(3)	6	5	(2)	3

Total other comprehensive income (loss), net	$(28)	$2	$(26)	$(21)	$30	$9

	Nine Months Ended			Nine Months Ended
	January 31, 2017			January 31, 2018
(Dollars in millions)	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Currency translation adjustments:
Net gain (loss) on currency translation	$(99)	$(11)	$(110)	$27	$20	$47
Reclassification to earnings	—	—	—	—	—	—
Other comprehensive income (loss), net	(99)	(11)	(110)	27	20	47
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	57	(23)	34	(80)	29	(51)
Reclassification to earnings[1]	(34)	14	(20)	4	(1)	3
Other comprehensive income (loss), net	23	(9)	14	(76)	28	(48)
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	2	(1)	1	—	—	—
Reclassification to earnings[2]	19	(7)	12	15	(6)	9
Other comprehensive income (loss), net	21	(8)	13	15	(6)	9

Total other comprehensive income (loss), net	$(55)	$(28)	$(83)	$(34)	$42	$8
1Pre-tax amount is classified as sales in the accompanying consolidated statements of operations.
2Pre-tax amount is a component of pension and other postretirement benefit expense (as shown in Note 7, except for amounts related to non-U.S. benefit plans, about which no information is presented in Note 7 due to immateriality).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with both our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report and our 2017 Form 10-K. Note that the results of operations for the nine months ended January 31, 2018 do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, “we,” “us,” and “our” refer to Brown-Forman Corporation.

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
“Underlying change” in income statement measures. We present changes in certain income statement measures, or line items, that are adjusted to an “underlying” basis. We use “underlying change” for the following income statement measures: (a) underlying net sales, (b) underlying cost of sales, (c) underlying gross profit, (d) underlying advertising expenses, (e) underlying selling, general, and administrative (SG&A) expenses, (f) underlying other expense (income), (g) underlying operating expenses1, and (h) underlying operating income. To calculate these measures, we adjust, as applicable, for (a) acquisitions and divestitures, (b) foreign exchange, and (c) estimated net changes in distributor inventories. We explain these adjustments below.

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

In fiscal 2016, we sold our Southern Comfort and Tuaca brands and related assets to Sazerac Company, Inc. and entered into a related transition services agreement (TSA). During fiscal 2017, we completed our obligations under the TSA. This adjustment removes the net sales, cost of sales, and operating expenses recognized in fiscal 2017 pursuant to the TSA related to (a) contract bottling services and (b) distribution services in certain markets.
On June 1, 2016, we acquired The BenRiach Distillery Company Limited (BenRiach). This adjustment removes (a) transaction and integration costs related to the acquisition and (b) operating activity for the acquisition for the non-comparable period. For both fiscal 2017 and 2018, the non-comparable period is the month of May.

•
“Foreign exchange.” We calculate the percentage change in our income statement line items in accordance with GAAP and adjust to exclude the cost or benefit of currency fluctuations. Adjusting for foreign exchange allows us to understand our business on a constant-dollar basis, as fluctuations in exchange rates can distort the underlying trend both positively and negatively. (In this report, “dollar” always means the U.S. dollar unless stated otherwise.) To eliminate the effect of foreign exchange fluctuations when comparing across periods, we translate current year results at prior-year rates and remove foreign exchange gains and losses from the current and prior-year periods.

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

1Operating expenses include advertising expense, SG&A expense, and other expense (income), net.

Definitions
Aggregations.
From time to time, in order to explain our results of operations or to highlight trends and uncertainties affecting our business, we aggregate markets according to stage of economic development as defined by the International Monetary Fund and we aggregate brands by spirits category. Below are definitions of the aggregations used in this report.
Geographic Aggregations.

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
In “Results of Operations - Fiscal 2018 Year-to-Date Highlights”, we provide supplemental information for our largest markets ranked by percentage of total fiscal 2017 net sales. In addition to markets that are listed by country name, we include the following aggregations:

•	“Rest of Europe” includes all markets in the continent of Europe and the Commonwealth of Independent States other than those specifically listed.

•	“Remaining geographies.” All other markets (approximately 110), other than those specifically listed or included in “Rest of Europe”, with the largest being Brazil, South Africa, and China.

•	“Travel Retail” represents our sales to global duty free customers, travel retail customers, and the U.S. military.

•	“Other non-branded” includes used barrel, bulk whiskey and wine, and contract bottling sales.
Brand Aggregations.

•	“Premium bourbon” products include Woodford Reserve, Old Forester, and Coopers’ Craft.

•	“American whiskey” products include the Jack Daniel’s family of brands, premium bourbons, and Early Times.

•	“Tequila” products include el Jimador, Herradura, New Mix, Pepe Lopez, and Antiguo.
In “Results of Operations - Fiscal 2018 Year-to-Date Highlights”, we provide supplemental information for our largest brands ranked by percentage of total fiscal 2017 net sales. In addition to brands that are listed by name, we include the following aggregations:

•
“Jack Daniel’s family of brands” includes Jack Daniel’s Tennessee Whiskey (JDTW), Jack Daniel’s Tennessee Honey (JDTH), Jack Daniel’s RTD and RTP products (JD RTDs/RTP), Gentleman Jack, Jack Daniel’s Tennessee Fire (JDTF), Jack Daniel’s Single Barrel Collection, Jack Daniel’s Tennessee Rye Whiskey, Jack Daniel’s Sinatra Select, and Jack Daniel’s No. 27 Gold Tennessee Whiskey.

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

Other Metrics.

•
“Depletions.” When discussing volume, unless otherwise specified, we refer to “depletions,” a term commonly used in the beverage alcohol industry. Depending on the context, “depletions” means either (a) our shipments directly to retailers or wholesalers, or (b) shipments from our distributor customers to retailers and wholesalers. We generally record revenues when we ship our products to our customers, so our reported sales for a period do not reflect actual consumer purchases during that period. We believe that our depletions measure volume in a way that more closely reflects consumer demand than our shipments to distributor customers do.

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

•
“Consumer takeaway.” When discussing trends in the market, we refer to “consumer takeaway”, a term commonly used in the beverage alcohol industry. “Consumer takeaway” refers to the purchase of product by the consumer from the retail outlet as measured by volume or retail sales value. This information is provided by third-parties, such as Nielsen and the National Alcohol Beverage Control Association (NABCA). Our estimates of market share or changes in market share are derived from consumer takeaway data using the retail sales value metric.

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

Overview
Fiscal 2018 Year-to-Date Highlights
Key highlights of our operating results for the nine months ended January 31, 2018 include:

•
We delivered net sales of $2,515 million, an increase of 9% compared to the same period last year. Excluding (a) the positive effect of foreign exchange driven by the strengthening of the euro, Polish zloty, and British pound and (b) an estimated net increase in distributor inventories in the United States, we grew underlying net sales 7%.

◦	From a brand perspective, our underlying net sales growth was driven by the Jack Daniel's family of brands, our premium bourbon brands, and our tequila brands.

◦
From a geographic perspective, emerging markets led the growth in underlying net sales, the United States and developed international markets contributed meaningfully, and Travel Retail accelerated the rate of underlying net sales growth compared to the same period last year.

•
We delivered operating income of $894 million, an increase of 15% compared to the same period last year. Excluding the positive effect of foreign exchange and an estimated net increase in distributor inventories, we grew underlying operating income 11%.

◦	Our underlying operating income benefited from flat underlying SG&A spend, as well as underlying advertising expense growth of 5% compared to underlying net sales growth of 7%.

•	We delivered diluted earnings per share of $1.25, an increase of 17% compared to the same period last year due to an increase in reported operating income and a reduction in shares outstanding.

•
On December 22, 2017, the U.S. government enacted the Tax Act, which is discussed in more detail in “Results of Operations - Year-Over-Year Period Comparisons.” See Note 3 to the accompanying financial statements for additional information.

Summary of Operating Performance

	Three months ended January 31,					Nine months ended January 31,
(Dollars in millions)	2017	2018	Reported Change		Underlying Change[1]	2017	2018	Reported Change		Underlying Change[1]
Net sales	$808	$878	9%		6%	$2,299	$2,515	9%		7%
Cost of sales	272	291	7%		8%	758	825	9%		8%
Gross profit	536	587	9%		5%	1,541	1,690	10%		7%
Advertising	102	114	11%		6%	291	314	8%		5%
SG&A	162	173	7%		4%	488	497	2%		—%
Other expense (income), net	(1)	(4)	153%		30%	(16)	(15)	(11%)		6%
Operating income	$273	$304	11%		5%	$778	$894	15%		11%

Total operating expenses[3]	$263	$283	8%		4%	$763	$796	4%		2%

As a percentage of net sales[2]
Gross profit	66.4%	66.8%	0.4	pp		67.0%	67.2%	0.2	pp
Operating expenses[3]	32.5%	32.2%	(0.3	)pp		33.2%	31.7%	(1.5	)pp
Operating income	33.8%	34.6%	0.8	pp		33.8%	35.5%	1.7	pp
Interest expense, net	$15	15	—%			$42	45	7%
Effective tax rate	29.4%	34.4%	5.0	pp		28.7%	28.5%	(0.2	)pp
Diluted earnings per share	$0.38	$0.39	4%			$1.07	$1.25	17%
Note: Totals may differ due to rounding

1See “Non-GAAP Financial Measures” above for details on our use of “underlying changes,” including how these measures are calculated and the reasons why we believe this information is useful to readers.
2Year-over-year changes in percentages are reported in percentage points (pp).
3See “Non-GAAP Financial Measures” above for definitions of operating expenses presented here.

Fiscal 2018 Outlook
Below we discuss our outlook for the remainder of fiscal 2018, reflecting the trends, developments, and uncertainties that we expect to affect our business. This updated outlook revises certain aspects of the 2018 outlook included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2017 Form 10-K.

•	Net sales. We expect underlying net sales growth in the remainder of fiscal 2018 to be generally in line with the growth in the nine months ended January 31, 2018.

•
Cost of sales. We expect total cost of sales to grow at a higher rate than net sales in the remainder of fiscal 2018. We expect underlying cost of sales growth from cost/mix to grow at a higher rate in the remainder of the year compared to 3% cost/mix growth for the nine months ended January 31, 2018.

•
Operating expenses. We expect total operating expenses to grow at a higher rate in the remainder of the fiscal year compared to the growth rate experienced in the nine months ended January 31, 2018. For the remainder of fiscal 2018, we expect (a) advertising expenses to grow at a higher rate than net sales growth and (b) underlying SG&A to grow compared to the flat spend for the nine months ended January 31, 2018.

•	Operating income. We expect slower growth rates for operating income in the remainder of fiscal 2018 compared to growth rates experienced in the nine months ended January 31, 2018.

•
Foreign exchange. For the nine months ended January 31, 2018, net sales and operating income were positively affected by foreign exchange and we expect that benefit to continue for the remainder of the fiscal year.

•
Estimated net change in distributor inventories. Our reported net sales and operating income benefited from an estimated net increase in distributor inventories during the nine months ended January 31, 2018. We expect that benefit to moderate slightly in the remainder of the fiscal year.

•
Effective tax rate. The provisional effect of the Tax Act was recorded in the third quarter. We expect our full year effective tax rate to be approximately 28% based on the tax rate of 26.1% on ordinary income for the full fiscal year adjusted for known discrete items.

•
Capital Deployment. As announced on January 23, 2018, our Board of Directors approved capital deployment actions aimed at benefiting shareholders, employees, and the community. These actions included a special dividend, additional contributions to our pension plan, and the creation of a $60-$70 million charitable foundation.

Results of Operations – Fiscal 2018 Year-to-Date Highlights
Market Highlights
The following table provides supplemental information for our largest markets for the nine months ended January 31, 2018, compared to the same period last year. We discuss results for the markets most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the nine months ended January 31, 2018, compared to the same period last year.
Top 10 Markets[1] - Fiscal 2018 Net Sales Growth by Geographic Area

	Percentage change versus prior year period
Nine months ended January 31, 2018	Net Sales
Geographic area	Reported	Acquisitions & Divestitures	Foreign Exchange	Net Chg in Est. Distributor Inventories	Underlying[2]
United States	7%	—%	—%	(2%)	5%
Europe	15%	—%	(6%)	1%	9%
United Kingdom	10%	—%	(3%)	—%	6%
Germany	16%	—%	(5%)	—%	11%
France	10%	—%	(5%)	—%	5%
Poland	25%	—%	(15%)	—%	10%
Russia	62%	—%	(4%)	(22%)	37%
Rest of Europe	12%	—%	(6%)	3%	9%
Australia	10%	1%	(2%)	—%	10%
Other geographies	8%	—%	(1%)	1%	9%
Mexico	13%	—%	(3%)	1%	10%
Japan	(13%)	—%	2%	4%	(7%)
Canada	4%	—%	1%	(2%)	2%
Remaining geographies[3]	11%	—%	—%	2%	12%
Travel Retail[3]	17%	—%	1%	(7%)	11%
Other non-branded[3]	(2%)	15%	—%	—%	13%
Total	9%	—%	(2%)	(1%)	7%
Note: Totals may differ due to rounding

1“Top 10 markets” are ranked based on percentage of total fiscal 2017 net sales. See 2017 Form 10-K “Results of Operations - Fiscal 2017 Market Highlights” and “Note 15. Supplemental Information.”
2See “Non-GAAP Financial Measures” above for details on our use of “underlying change” in net sales, including how this measure is calculated and the reasons why we believe this information is useful to readers.
3See “Definitions” above for definitions of market aggregations presented here.

•
United States. Reported net sales grew 7%, while underlying net sales increased 5% after adjusting for an estimated net increase in distributor inventories driven in part by the launch of Jack Daniel’s Tennessee Rye. Underlying net sales gains were driven primarily by the growth of (a) the Jack Daniel’s family of brands; (b) our premium bourbons; and (c) our tequila brands, led by Herradura and el Jimador.

•
Europe. Reported net sales increased 15%, while underlying net sales grew 9% after adjusting for (a) the positive effect of foreign exchange reflecting the broad weakening of the dollar compared to the same period last year and (b) an estimated net decrease in distributor inventories in Spain, partially offset by an estimated net increase in distributor inventories in Russia. Underlying net sales gains were led by Russia, Germany, the United Kingdom, and Poland.

◦	In the United Kingdom, underlying net sales growth was driven by higher volumes of JDTW and JD RTDs, the latter of which was fueled by the launch of JD Cider.

◦	In Germany, underlying net sales growth was driven by solid growth of JD RTDs, which included the launch of JD Lynchburg Lemonade, and volumetric growth and favorable price/mix of JDTW.

◦	In France, underlying net sales growth was led by JDTW and JDTH, as both experienced higher consumer takeaway compared to the total whiskey category in that market.

◦	In Poland, underlying net sales growth was fueled by volume gains of JDTW, which has experienced strong consumer takeaway trends.

◦
In Russia, underlying net sales growth was driven by a buy-in ahead of an upcoming distributor change as well as higher pricing and volumetric growth of Finlandia. The higher price of Finlandia is partly attributed to import duties resulting from a change in our route-to-consumer.

◦
The increase in underlying net sales in the Rest of Europe was led by Turkey, Ukraine, and Spain. Trends improved for JDTW in Turkey, where our results in the same period last year were negatively affected by geopolitical and economic instability. In Ukraine, growth was led by Finlandia and JDTW. In Spain, JDTW grew volumes along with favorable price/mix, where our new owned-distribution organization has led to recent acceleration in performance.

•
Australia. Reported net sales increased 10%, while underlying net sales also increased 10% after adjusting for the positive effect of foreign exchange and the loss of net sales related to our TSA for Southern Comfort and Tuaca. Underlying net sales growth was driven by the Jack Daniel’s family of brands due to price increases, a shift in product mix to higher margin RTD brands, and higher volumes of JD RTDs and JDTW.

•
Other geographies. Reported net sales for our other markets collectively increased 8%, while underlying net sales increased 9% after adjusting for the positive effect of foreign exchange and an estimated net decrease in distributor inventories. Underlying net sales growth was led by continued strong results in Mexico as well as the return to growth of Brazil, China, and Southeast Asia after declines in the same period last year. These gains were partially offset by volume declines in Japan.

•
Travel Retail. Reported net sales increased 17%, while underlying net sales increased 11% after adjusting for the negative effect of foreign exchange and an estimated net increase in distributor inventories. Underlying net sales growth was led by higher volumes of JDTW, Woodford Reserve, Gentleman Jack, and JDTH.

•
Other non-branded. Reported net sales decreased 2%, while underlying net sales increased 13% after adjusting for the net effect of our Scotch acquisition and the loss of net sales related to our TSA for Southern Comfort and Tuaca. The underlying net sales growth was driven by higher volumes of used barrel sales, which benefited from increased demand in the current period as well as an easy comparison to a weak prior-year period.

Brand Highlights
The following table highlights the worldwide results of our largest brands for the nine months ended January 31, 2018, compared to the same period last year. We discuss results of the brands most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the nine months ended January 31, 2018, compared to the same period last year.
Major Brands Worldwide Results

	Percentage change versus prior year period
Nine months ended January 31, 2018	Volumes	Net Sales
Brand family / brand	9L Depletions[2]	Reported	Foreign Exchange	Net Chg in Est. Distributor Inventories	Underlying[1]
Jack Daniel’s Family	8%	10%	(2%)	(1%)	7%
Jack Daniel’s Tennessee Whiskey	6%	7%	(2%)	—%	5%
Jack Daniel’s Tennessee Honey	9%	11%	(2%)	—%	9%
Jack Daniel’s RTDs/RTP[2]	11%	17%	(3%)	—%	14%
Gentleman Jack	9%	11%	(1%)	(1%)	9%
Jack Daniel’s Tennessee Fire	14%	22%	(1%)	(6%)	15%
Other Jack Daniel’s whiskey brands[2]	22%	29%	(1%)	(14%)	14%
Woodford Reserve	23%	25%	—%	(3%)	22%
Finlandia	3%	14%	(6%)	(1%)	7%
el Jimador	7%	13%	—%	(4%)	9%
Herradura	15%	19%	(2%)	2%	20%
Note: Totals may differ due to rounding

1See “Non-GAAP Financial Measures” above for details on our use of “underlying change” in net sales, including how this measure is calculated and the reasons why we believe this information is useful to readers.
2See “Definitions” above for definitions of brand aggregations and volume measures presented here.

•
Jack Daniel’s family of brands grew reported net sales 10%, while underlying net sales grew 7%, and was the most significant contributor to our overall underlying net sales growth. Reported net sales were helped by foreign exchange due to the weakening of the dollar against the euro, British pound, and Polish zloty and an estimated net increase in distributor inventories. The following are details about the underlying performance of the Jack Daniel’s family of brands:

◦	JDTW grew underlying net sales in the majority of its markets including the United Kingdom, the United States, Poland, Travel Retail, Brazil, Turkey, Germany, Australia, and France.

◦	JDTH grew underlying net sales led by the United States, its largest market, Russia, France, and Travel Retail.

◦
The increase in underlying net sales growth for Jack Daniel’s RTDs/RTP was driven primarily by Australia, Germany, and the United States, with all of these markets benefiting from new RTD line extensions.

◦	Gentleman Jack grew underlying net sales led by volumetric gains in the United States, its largest market, and Travel Retail.

◦	Growth of JDTF was driven by higher volumes in the United States and Germany and the launch of the brand in Brazil and Chile.

◦	The launch of Jack Daniel’s Tennessee Rye in September of this fiscal year in the United States was the primary driver of underlying net sales growth for Other Jack Daniel’s whiskey brands.

•
Woodford Reserve led the growth of our premium bourbons as the brand’s reported net sales increased 25% and underlying net sales grew 22%. This growth was driven by the United States, where the brand continued to grow volumetrically with strong consumer takeaway trends. Reported net sales were also helped by an estimated net increase in distributor inventories in the United States and Travel Retail.

•
Reported net sales for Finlandia grew 14%, while underlying net sales increased 7% led by higher price and volumetric growth in Russia. The higher price in Russia is partly attributed to import duties resulting from a change in our route-to-consumer. Reported net sales were helped by foreign exchange due to the weakening of the dollar against the Polish zloty and an estimated net increase in distributor inventories in Russia.

•
Reported net sales for el Jimador increased 13%, while underlying net sales increased 9% driven by volume gains in the United States supported by strong consumer takeaway trends. Reported net sales were helped by an estimated net increase in distributor inventories in the United States.

•
Herradura grew reported net sales 19%, while underlying net sales increased 20% driven by higher volumes and favorable price/mix in the brand’s largest markets, Mexico and the United States, the former of which benefited from volumetric growth of Herradura Ultra. Reported net sales were hurt by an estimated net decrease in distributor inventories in the United States, partially offset by favorable foreign exchange.

Year-over-Year Period Comparisons
Net Sales

Percentage change versus the prior year period ended January 31	3 Months	9 Months
Change in reported net sales	9%	9%
Acquisitions and divestitures	—%	—%
Foreign exchange	(4%)	(2%)
Estimated net change in distributor inventories	1%	(1%)
Change in underlying net sales	6%	7%

Change in underlying net sales attributed to:
Volume	3%	5%
Net price/mix	3%	2%
Note: Totals may differ due to rounding
For the three months ended January 31, 2018, net sales were $878 million, an increase of $70 million, or 9%, compared to the same period last year. After adjusting reported results for the positive effect of foreign exchange and an estimated net decrease in distributor inventories, underlying net sales grew 6%. The change in underlying net sales was driven by 3% volume growth and 3% of price/mix. Volume growth was led by the Jack Daniel’s family, tequilas, and premium bourbons. Price/mix was driven by (a) an increase in share of sales from higher priced brands, most notably the Jack Daniel’s family and Woodford Reserve, and (b) higher average pricing on the Jack Daniel’s family.
The primary factors contributing to the growth in underlying net sales for the three months ended January 31, 2018 were:

•	volumetric growth of JDTW in several international markets, most notably, Brazil, the United Kingdom, Travel Retail, Australia, Poland, Germany, Japan, France, and Spain;

•	growth of brands in our American whiskey portfolio in the United States led by Woodford Reserve, Gentleman Jack, the launch of Jack Daniel’s Tennessee Rye, JDTF, JDTH, and Old Forester;

•	our tequila brands, led by (a) volumetric growth and favorable price/mix of Herradura in Mexico and the United States and (b) higher prices and volume gains of New Mix in Mexico;

•	higher volume of JD RTDs led by Germany, Australia, Mexico, and China as well as higher pricing in Australia;

•	growth of Finlandia in Europe led by Russia;

•	increased volumes of JDTH in several international markets, most notably Brazil and Travel Retail, and the launch of JDTF in Brazil and Chile;

•	higher volume of used barrel sales; and

•	volumetric growth of Woodford Reserve in Travel Retail.
These gains in underlying net sales were partially offset by:

•	volume declines of Korbel Champagne in the United States;

•	volume declines of JDTW in the United States, partially offset by favorable price/mix;

•	declines in our contract bottling operations; and

•	declines of Chambord in the United Kingdom.
For the nine months ended January 31, 2018, net sales were $2,515 million, an increase of $216 million, or 9%, compared to the same period last year. After adjusting reported results for the positive effect of foreign exchange and an estimated net increase in distributor inventories, underlying net sales grew 7%. The change in underlying net sales was driven by 5% volume growth and 2% of price/mix. Volume growth was led by the Jack Daniel's family, tequilas, and premium bourbons. Price/mix was driven by (a) an increase in share of sales from higher priced brands, most notably the Jack Daniel's family and Woodford Reserve, and (b) higher average pricing on tequilas.
The primary factors contributing to the growth in underlying net sales for the nine months ended January 31, 2018 were:

•	volumetric growth of JDTW in several international markets, most notably, the United Kingdom, Poland, Travel Retail, Brazil, Turkey, Germany, Australia, and France;

•	growth of our American whiskey portfolio in the United States, led by the Jack Daniel’s family, Woodford Reserve, and Old Forester;

•
our tequila brands, led by (a) volumetric growth and favorable price/mix of Herradura in Mexico and the United States, (b) higher prices and volume gains of New Mix in Mexico, and (c) volume growth of el Jimador in the United States;

•	higher volume of JD RTDs, led by Australia, Germany, and the United Kingdom, all of which benefited from new RTD line extensions;

•	higher price and volume growth of Finlandia in Russia;

•	higher volume of used barrel sales; and

•	increased volumes of JDTH in several international markets, most notably Russia, France, and Travel Retail.
These gains in underlying net sales were partially offset by volume declines of Korbel Champagne in the United States.
Cost of Sales

Percentage change versus the prior year period ended January 31	3 Months	9 Months
Change in reported cost of sales	7%	9%
Acquisitions and divestitures	—%	2%
Foreign exchange	—%	(2%)
Estimated net change in distributor inventories	1%	(1%)
Change in underlying cost of sales	8%	8%

Change in underlying cost of sales attributed to:
Volume	3%	5%
Cost/mix	5%	3%
Note: Totals may differ due to rounding
Cost of sales for the three months ended January 31, 2018 increased $19 million, or 7%, to $291 million when compared to the same period last year. Underlying cost of sales increased 8% after adjusting reported costs for an estimated net decrease in distributor inventories. The increase in underlying cost of sales for three months ended January 31, 2018 was driven by higher input costs including wood, higher volumes, and incremental value-added packaging, partially offset by a shift in product mix to lower-cost brands.
Cost of sales for the nine months ended January 31, 2018 increased $67 million, or 9%, to $825 million when compared to the same period last year. Underlying cost of sales increased 8% after adjusting reported costs for (a) the net effect of our Scotch acquisition and the loss of net sales related to our TSA for Southern Comfort and Tuaca, (b) the negative effect of foreign exchange, and (c) an estimated net increase in distributor inventories. The increase in underlying cost of sales for the nine months ended January 31, 2018 was driven by higher volumes, higher input costs including wood, and incremental value-added packaging. Looking ahead to the remainder of fiscal 2018, we expect that cost/mix will increase in the mid-single digits.
Gross Profit

Percentage change versus the prior year period ended January 31	3 Months	9 Months
Change in reported gross profit	9%	10%
Acquisitions and divestitures	—%	—%
Foreign exchange	(5%)	(2%)
Estimated net change in distributor inventories	1%	(1%)
Change in underlying gross profit	5%	7%
Note: Totals may differ due to rounding

Gross Margin

For the period ended January 31	3 months	9 Months
Prior year gross margin	66.4%	67.0%
Price/mix	0.7%	0.8%
Cost	(1.5%)	(0.9%)
Acquisitions and divestitures	—%	0.3%
Foreign exchange	1.2%	—%
Change in gross margin	0.4%	0.2%
Current year gross margin	66.8%	67.2%
Note: Totals may differ due to rounding
Gross profit of $587 million increased $51 million, or 9%, for the three months ended January 31, 2018. Underlying gross profit grew 5% after adjusting reported results for the positive effect of foreign exchange and an estimated net decrease in distributor inventories. The increase in underlying gross profit resulted from the same factors that contributed to the increase in underlying net sales and the increase in underlying cost of sales.
For the three months ended January 31, 2018, gross margin increased approximately 0.4 percentage points to 66.8%, from 66.4% in the same period last year driven by the positive effect of foreign exchange and favorable price/mix, partially offset by an increase in underlying cost of sales.
Gross profit of $1,690 million increased $149 million, or 10%, for the nine months ended January 31, 2018. Underlying gross profit grew 7% after adjusting reported results for the positive effect of foreign exchange and an estimated net increase in distributor inventories. The increase in underlying gross profit resulted from the same factors that contributed to the increase in underlying net sales and the increase in underlying cost of sales.
For the nine months ended January 31, 2018, gross margin increased approximately 0.2 percentage points to 67.2%, from 67.0% in the same period last year driven by favorable price/mix and the loss of lower margin net sales related to our TSA for Southern Comfort and Tuaca, partially offset by an increase in underlying cost of sales.

Operating Expenses

Percentage change versus the prior year period ended January 31
3 Months	Reported	Acquisitions & Divestitures	Foreign Exchange	Underlying
Advertising	11%	—%	(5%)	6%
SG&A	7%	—%	(3%)	4%
Other expense (income), net	153%	—%	(123%)	30%
Total	8%	—%	(3%)	4%

9 Months
Advertising	8%	—%	(2%)	5%
SG&A	2%	—%	(1%)	—%
Other expense (income), net	(11%)	(8%)	25%	6%
Total	4%	—%	(2%)	2%
Note: Totals may differ due to rounding
Operating expenses totaled $283 million and increased $20 million, or 8%, for the three months ended January 31, 2018 compared to the same period last year. Underlying operating expenses grew 4% after adjusting for the negative effect of foreign exchange.

•
Reported advertising expenses grew 11% for the three months ended January 31, 2018, while underlying advertising expenses grew 6% after adjusting for the negative effect of foreign exchange. The increase in the underlying expense was driven by continued investment in the Jack Daniel’s family, including the launch of Jack Daniel’s Tennessee Rye, and our premium bourbon brands, most notably Woodford Reserve.

•
Reported SG&A expenses grew 7% for the three months ended January 31, 2018, while underlying SG&A grew 4% after adjusting for the negative effect of foreign exchange. The increase in underlying SG&A was driven by higher incentive compensation related expenses, partially offset by continued tight management of discretionary spending.

For the three months ended January 31, 2018, operating expenses as a percentage of net sales declined 0.3 percentage points to 32.2%, from 32.5% in the same period last year. Our operating expenses as a percentage of net sales declined as combined underlying operating expenses grew at a slower rate than underlying net sales.
Operating expenses totaled $796 million and increased $33 million, or 4%, for the nine months ended January 31, 2018 compared to the same period last year. Underlying operating expenses grew 2% after adjusting for the negative effect of foreign exchange.

•
Reported advertising expenses grew 8% for the nine months ended January 31, 2018, while underlying advertising expenses grew 5% after adjusting for the negative effect of foreign exchange. Underlying advertising expense increased as we supported the launch of Jack Daniel’s Tennessee Rye and Slane Irish Whiskey, and continued investing in (a) the Jack Daniel's family, (b) our premium bourbon brands, and (c) our tequila brands, most notably Herradura.

•
Reported SG&A expenses increased 2% for the nine months ended January 31, 2018, while underlying SG&A expenses were flat after adjusting for the negative effect of foreign exchange. Underlying SG&A expenses were driven by lower pension expense and continued tight management of discretionary spending, offset by higher incentive compensation related expenses and personnel costs, driven in part by investments in our new Spain distribution operation.

For the nine months ended January 31, 2018, operating expenses as a percentage of net sales declined 1.5 percentage points to 31.7%, from 33.2% in the same period last year. Our operating expenses as a percentage of net sales declined as combined underlying operating expenses grew at a slower rate than underlying net sales driven by flat year-over-year SG&A spend.
Operating Income

Percentage change versus the prior year period ended January 31	3 Months	9 Months
Change in reported operating income	11%	15%
Acquisitions and divestitures	—%	—%
Foreign exchange	(7%)	(1%)
Estimated net change in distributor inventories	2%	(2%)
Change in underlying operating income	5%	11%
Note: Totals may differ due to rounding
Operating income of $304 million increased $31 million, or 11%, for the three months ended January 31, 2018 compared to the same period last year. Underlying operating income grew 5% after adjusting for the positive effect of foreign exchange and an estimated net decrease in distributor inventories. The same factors that contributed to the growth in underlying gross profit also contributed to the growth in underlying operating income, while an increase in total underlying operating expenses partially offset these gains.
For the three months ended January 31, 2018, operating margin increased 0.8 percentage points to 34.6%, from 33.8% in the same period last year. The increase in our operating margin was driven by foreign exchange and operating expense leverage as combined operating expenses grew at a slower rate than underlying net sales.
Operating income of $894 million increased $116 million, or 15%, for the nine months ended January 31, 2018 compared to the same period last year. Underlying operating income grew 11% after adjusting for the positive effect of foreign exchange and an estimated net increase in distributor inventories. The same factors that contributed to the growth in underlying gross profit also contributed to the growth in underlying operating income, while an increase in total underlying operating expenses partially offset these gains.
Operating margin increased 1.7 percentage points to 35.5% for the nine months ended January 31, 2018 from 33.8% in the same period last year. The increase in our operating margin was driven by operating expense leverage as underlying SG&A spend was flat year-over-year and underlying advertising expenses grew 5% compared to underlying net sales growth of 7%.

Effective Tax Rate

For the period ended January 31	3 Months		9 Months
Prior year effective tax rate		29.4%		28.7%
Change in effective tax rate - before impact of Tax Act		(2.9%)		(2.9%)
Tax Act
Repatriation tax on overseas earnings	$91		$91
Re-measurement of U.S. deferred tax assets and liabilities	(48)		(48)
Net tax rate reduction	(20)		(20)
Total Tax Act effect	$23	7.9%	$23	2.7%
Current year effective tax rate		34.4%		28.5%
Note: Totals may differ due to rounding
The effective tax rate in the three months ended January 31, 2018 was 34.4% compared to 29.4% for the same period last year. The increase in our effective tax rate was primarily driven by the net impact of the Tax Act, partially offset by an increase in the excess tax benefits related to stock-based compensation.
The effective tax rate in the nine months ended January 31, 2018 was 28.5% compared to 28.7% for the same period last year. The decrease in our effective tax rate was primarily driven by a decrease in foreign exchange gains in non-U.S. entities that are currently subject to U.S. tax and an increase in excess tax benefits related to stock-based compensation, partially offset by the net impact of the Tax Act.
Diluted earnings per share of $0.39 in the three months ended January 31, 2018 increased 4% from the $0.38 reported for the same period last year. The increase in diluted earnings per share for the three months ended January 31, 2018 resulted from an increase in reported operating income, offset by the negative effect of a higher effective tax rate. Diluted earnings per share of $1.25 in the nine months ended January 31, 2018 increased 17% from the $1.07 reported for the same period last year. The increase in diluted earnings per share for the nine months ended January 31, 2018 resulted from an increase in reported operating income and a reduction in shares outstanding.

Liquidity and Financial Condition
Cash flows. Cash and cash equivalents increased $105 million during the nine months ended January 31, 2018, compared to a decrease of $66 million during the same period last year. Cash provided by operations of $562 million was up $117 million from the same period last year, reflecting higher earnings and a lower seasonal increase in working capital. Cash used for investing activities was $101 million during the nine months ended January 31, 2018, compared to $380 million for the same period last year. The $279 million decrease largely reflects $307 million in cash paid to acquire BenRiach in June 2016, partially offset by a $29 million increase in capital spending during the current nine-month period. The increase in capital spending is largely attributable to the construction of new distilleries and homeplaces for both Slane Irish Whiskey and Old Forester and to the modernization and automation of our Brown-Forman Cooperage operation.
Cash used for financing activities was $380 million during the nine months ended January 31, 2018, compared to $111 million for the same period last year. The $269 million increase largely reflects a $717 million decrease in proceeds from long-term debt issuance and the repayment of $250 million of notes that matured in January 2018, partially offset by a $560 million decline in share repurchases and a $135 million increase in net proceeds from short-term borrowings.

The impact on cash and cash equivalents as a result of exchange rate changes was an increase of $24 million for the nine months ended January 31, 2018, compared to a decline of $20 million for the same period last year.
Liquidity. We continue to manage liquidity conservatively to meet current obligations, fund capital expenditures, sustain and grow our dividends, and repurchase shares from time to time while reserving adequate debt capacity for acquisition opportunities.
In addition to our cash and cash equivalent balances, we have access to several liquidity sources to supplement our cash flow from operations. One of those sources is our $800 million commercial paper program that we regularly use to fund our short-term credit needs and to maintain our access to the capital markets. During the three months ended January 31, 2018, our commercial paper borrowings averaged $536 million, with an average maturity of 35 days and an average interest rate of 1.43%. During the nine months ended January 31, 2018, our commercial paper borrowings averaged $508 million, with an average maturity of 31 days and an average interest rate of 1.31%. Commercial paper outstanding was $208 million at April 30, 2017, and $320 million at January 31, 2018.

On November 10, 2017, we entered an amended and restated five-year credit agreement with various U.S. and international banks. The credit agreement provides an $800 million unsecured revolving credit commitment that expires on November 10, 2022. This agreement amended and restated our previous credit agreement dated November 18, 2011. The new agreement does not contain any financial covenants.
The $800 million revolving credit facility is currently undrawn and supports our commercial paper program. Although unlikely, under extreme market conditions, one or more participating banks may not be able to fully fund its commitments under our credit facility. The debt capital markets for bonds and private placements are accessible sources of long-term financing that could meet any additional liquidity needs. We believe our current liquidity position is sufficient to meet all of our future financial commitments. We have high credit standards when initiating transactions with counterparties, and we closely monitor our counterparty risks with respect to our cash balances and derivative contracts. If a counterparty’s credit quality were to deteriorate below our credit standards, we would expect either to liquidate exposures or require the counterparty to post appropriate collateral.

As of January 31, 2018, approximately 78% of our cash and cash equivalents were held by our foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. With the enactment of the Tax Act, we are evaluating our global working capital requirements and may change our current permanent reinvestment assertion in future periods.

As announced on January 23, 2018, our Board of Directors has approved a number of capital deployment actions aimed at benefiting shareholders, employees, and the community. As further described below, these actions include a stock split and a special dividend. Additionally, U.S. tax reform afforded us an opportunity to tax-efficiently fund our pension plan and charitable giving programs that would have otherwise been funded in future years. We anticipate funding these actions with incremental debt.

The stock split was effected in the form of a dividend on both Class A and Class B common stock, payable in shares of Class B common stock. For every four shares of either Class A or Class B common stock held, shareholders of record as of the close of business on February 7, 2018, received one share of Class B common stock, with any fractional shares payable in cash. The additional shares and cash for fractional shares were distributed to stockholders on February 28, 2018.

In addition, the Board declared a special cash dividend of $1.00 per share on our Class A and Class B common stock. Stockholders of record on April 2, 2018, will receive the special cash dividend on April 23, 2018. This equates to roughly $480 million after the implementation of the stock split.

The Board also approved additional funding of $120 million for our pension plan, further strengthening an important employee retirement benefit. Further, with the goal of helping to fund our ongoing philanthropic endeavors in the communities where our employees live and work, we intend to create a foundation with a contribution of $60-$70 million in our fourth quarter. The charitable foundation is expected to partially reduce ongoing expenses related to our annual giving programs.

As also announced on January 23, 2018, our Board of Directors declared a regular quarterly cash dividend of $0.158 per share on our Class A and Class B common stock, which took into account the five-for-four stock split. Stockholders of record on March 5, 2018 will receive the quarterly cash dividend on April 2, 2018.
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

Item 5. Other Information
None.

Item 6.  Exhibits
The following documents are filed with this Report:

10.1
Five-Year Credit Agreement, dated as of November 10, 2017, among Brown-Forman Corporation, certain borrowing subsidiaries and certain lenders party thereto, JPMorgan Chase Bank, N.A., PNC Bank, National Association and Wells Fargo Bank, National Association, as Co-Documentation Agents, U.S. Bank National Association, as Administrative Agent, and U.S. Bank National Association, Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc., as Co-Syndication Agents, Joint Lead Arrangers and Joint Bookrunners, incorporated into this report by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 8-K filed on November 13, 2017 (File No.001-00123).

31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (not considered to be filed).
101
The following materials from Brown-Forman Corporation's Quarterly Report on Form 10-Q for the quarter ended January 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (a) Condensed Consolidated Statements of Operations, (b) Condensed Consolidated Statements of Comprehensive Income, (c) Condensed Consolidated Balance Sheets, (d) Condensed Consolidated Statements of Cash Flows, and (e) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN-FORMAN CORPORATION
(Registrant)

Date:	March 7, 2018	By:	/s/ Jane C. Morreau
Jane C. Morreau
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)