Form 10-K
period 2018-04-30
BROWN FORMAN CORP
filed 2018-06-13
CIK 14693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-00123

BROWN-FORMAN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	61-0143150
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
850 Dixie Highway Louisville, Kentucky	40210
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (502) 585-1100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock (voting) $0.15 par value	New York Stock Exchange
Class B Common Stock (nonvoting) $0.15 par value	New York Stock Exchange
1.200% Notes due 2026	New York Stock Exchange
2.600% Notes due 2028	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☑
The aggregate market value, as of the last business day of the most recently completed second fiscal quarter, of the voting and nonvoting equity held by nonaffiliates of the registrant was approximately $14,900,000,000.
The number of shares outstanding for each of the registrant’s classes of Common Stock on May 31, 2018, was:

Class A Common Stock (voting)	169,048,402
Class B Common Stock (nonvoting)	312,063,220
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of Registrant for use in connection with the Annual Meeting of Stockholders to be held July 26, 2018, are incorporated by reference into Part III of this report.

Forward-Looking Statement Information. Certain matters discussed in this report, including the information presented in Part II under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain statements, estimates, and projections that are “forward-looking statements” as defined under U.S. federal securities laws. Words such as “aim,” “anticipate,” “aspire,” “believe,” “can,” “continue,” “could,” “envision,” “estimate,” “expect,” “expectation,” “intend,” “may,” “might,” “plan,” “potential,” “project,” “pursue,” “see,” “seek,” “should,” “will,” “would,” and similar words indicate forward-looking statements, which speak only as of the date we make them. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. By their nature, forward-looking statements involve risks, uncertainties, and other factors (many beyond our control) that could cause our actual results to differ materially from our historical experience or from our current expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part I under “Item 1A. Risk Factors” and those described from time to time in our future reports filed with the Securities and Exchange Commission, including:

•
Unfavorable global or regional economic conditions and related low consumer confidence, high unemployment, weak credit or capital markets, budget deficits, burdensome government debt, austerity measures, higher interest rates, higher taxes, political instability, higher inflation, deflation, lower returns on pension assets, or lower discount rates for pension obligations

•
Risks associated with being a U.S.-based company with global operations, including commercial, political, and financial risks; local labor policies and conditions; protectionist trade policies, or economic or trade sanctions, including potential retaliatory tariffs on American spirits; compliance with local trade practices and other regulations, including anti-corruption laws; terrorism; and health pandemics

•	Fluctuations in foreign currency exchange rates, particularly a stronger U.S. dollar

•	Changes in laws, regulations, or policies – especially those that affect the production, importation, marketing, labeling, pricing, distribution, sale, or consumption of our beverage alcohol products

•
Tax rate changes (including excise, sales, VAT, tariffs, duties, corporate, individual income, dividends, or capital gains) or changes in related reserves, changes in tax rules or accounting standards, and the unpredictability and suddenness with which they can occur

•	The impact of the recently enacted U.S. tax reform legislation, including as a result of future regulations and guidance interpreting the statute

•	Dependence upon the continued growth of the Jack Daniel’s family of brands

•
Changes in consumer preferences, consumption, or purchase patterns – particularly away from larger producers in favor of small distilleries or local producers, or away from brown spirits, our premium products, or spirits generally, and our ability to anticipate or react to them; legalization of marijuana use on a more widespread basis; shifts in consumer purchase practices from traditional to e-commerce retailers; bar, restaurant, travel, or other on-premise declines; shifts in demographic or health and wellness trends; or unfavorable consumer reaction to new products, line extensions, package changes, product reformulations, or other product innovation

•	Decline in the social acceptability of beverage alcohol in significant markets

•	Production facility, aging warehouse, or supply chain disruption

•	Imprecision in supply/demand forecasting

•	Higher costs, lower quality, or unavailability of energy, water, raw materials, product ingredients, labor, or finished goods

•	Route-to-consumer changes that affect the timing of our sales, temporarily disrupt the marketing or sale of our products, or result in higher fixed costs

•	Inventory fluctuations in our products by distributors, wholesalers, or retailers

•
Competitors’ and retailers’ consolidation or other competitive activities, such as pricing actions (including price reductions, promotions, discounting, couponing, or free goods), marketing, category expansion, product introductions, or entry or expansion in our geographic markets or distribution networks

•	Risks associated with acquisitions, dispositions, business partnerships, or investments – such as acquisition integration, termination difficulties or costs, or impairment in recorded value

•	Inadequate protection of our intellectual property rights

•	Product recalls or other product liability claims, or product counterfeiting, tampering, contamination, or quality issues

•	Significant legal disputes and proceedings, or government investigations

•	Failure or breach of key information technology systems

•	Negative publicity related to our company, brands, marketing, personnel, operations, business performance, or prospects

•	Failure to attract or retain key executive or employee talent

•	Our status as a family “controlled company” under New York Stock Exchange rules, and our dual class share structure
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
PART I
Item 1. Business
Overview
Brown-Forman Corporation (the “Company,” “Brown-Forman,” “we,” “us,” or “our” below) was incorporated under the laws of the State of Delaware in 1933, successor to a business founded in 1870 as a partnership and later incorporated under the laws of the Commonwealth of Kentucky in 1901. We primarily manufacture, bottle, import, export, market, and sell a wide variety of alcoholic beverages under recognized brands. We employ over 4,800 people on six continents, including approximately 1,300 people in Louisville, Kentucky, USA, home of our world headquarters. We are the largest American-owned spirits and wine company with global reach. We are a “controlled company” under New York Stock Exchange rules because the Brown family owns more than 50% of our voting stock. Additionally, taking into account ownership of shares of our non-voting stock, the Brown family controls more than 50% of the economic ownership in Brown-Forman.
For a discussion of recent developments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary.”
Brands
Beginning in 1870 with Old Forester Kentucky Straight Bourbon Whisky – our founding brand – and spanning the generations since, we have built a portfolio of more than 40 spirit, ready-to-drink (RTD) cocktail, and wine brands that includes some of the best-known and most-loved trademarks in our industry. The most important brand in our portfolio is Jack Daniel’s Tennessee Whiskey, which is the fourth-largest spirits brand of any kind and the largest American whiskey brand in the world, according to Impact Databank’s “Top 100 Premium Spirits Brands Worldwide” list. Among the top five premium spirits brands on the list, Jack Daniel’s Tennessee Whiskey was the only one to grow volume in each of the past five years. In its fifth year on the Worldwide Impact list, Jack Daniel’s Tennessee Honey was recognized as a top 15 growth brand and remains the second-largest-selling flavored whiskey. Our other leading global brands on the Worldwide Impact list are Finlandia, which is the tenth-largest-selling vodka; Canadian Mist, which is the fourth-largest-selling Canadian whisky; and el Jimador, which is the fifth-largest-selling tequila and designated as an Impact “Hot Brand.” Additionally, Woodford Reserve was once again selected as an Impact “Hot Brand.”1
Principal Brands

Jack Daniel’s Tennessee Whiskey	el Jimador Tequilas
Jack Daniel’s Tennessee Honey	el Jimador New Mix RTDs
Jack Daniel’s RTDs	Herradura Tequilas
Gentleman Jack Rare Tennessee Whiskey	Sonoma-Cutrer California Wines
Jack Daniel’s Tennessee Fire	Canadian Mist Canadian Whisky
Jack Daniel’s Single Barrel Collection[2]	GlenDronach Single Malt Scotch Whisky
Jack Daniel’s Tennessee Rye[3]	BenRiach Single Malt Scotch Whisky
Jack Daniel’s Sinatra Select	Glenglassaugh Single Malt Scotch Whisky
Jack Daniel’s Winter Jack	Chambord Liqueur
Jack Daniel’s No. 27 Gold Tennessee Whiskey	Old Forester Kentucky Straight Bourbon Whisky
Woodford Reserve Kentucky Bourbon	Old Forester Whiskey Row Series
Woodford Reserve Double Oaked	Early Times Kentucky Whisky and Bourbon
Woodford Reserve Kentucky Rye Whiskey	Pepe Lopez Tequila
Finlandia Vodkas	Antiguo Tequila
Korbel California Champagnes[4]	Slane Irish Whiskey
Korbel California Brandy[4]	Coopers’ Craft Kentucky Bourbon

[1]Impact Databank, March 2018.
[2]The Jack Daniel’s Single Barrel Collection includes Jack Daniel’s Single Barrel Select, Jack Daniel’s Single Barrel Barrel Proof, Jack Daniel’s Single Barrel Rye, and Jack Daniel’s Single Barrel 100 Proof.

[3]New brand launched in September 2017.
[4]While Korbel is not an owned brand, we sell Korbel products under contract in the United States and other select markets.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Fiscal 2018 Brand Highlights” for brand performance details.
Our vision in marketing is to be the best brand builders in the industry. We build our brands by investing in programs that we believe create enduring connections with our consumers. These programs cover a wide spectrum of activities, including media (TV, radio, print, outdoor, and, increasingly, digital and social), consumer and trade promotions, sponsorships, and homeplace programs at our distilleries and our winery. We expect to grow our sales and profits by consistently delivering creative, responsible marketing programs that drive brand recognition, brand trial, brand loyalty, and, ultimately, consumer demand around the world.
Markets
We sell our products in over 170 countries around the world. The United States, our most important market, accounted for 47% of our net sales in fiscal 2018. Our largest international markets include the United Kingdom, Australia, Mexico, Germany, France, Poland, Russia, Brazil, and Canada. In fiscal 2018, we generated 53% of our net sales outside the United States compared to 56% in fiscal 2014. The United States proportion of net sales grew from fiscal 2014 to fiscal 2016 then stayed constant in fiscal 2017, mainly due to the negative effect of foreign exchange on our international business. We present the percentage of total net sales by geographic area for our most recent five fiscal years below:
Percentage of Total Net Sales by Geographic Area

	Year ended April 30
	2014	2015	2016	2017	2018
United States	44%	46%	48%	48%	47%
International:
Europe	28%	27%	27%	26%	27%
Australia	6%	6%	5%	5%	5%
Other	22%	21%	20%	21%	21%
Total International	56%	54%	52%	52%	53%
TOTAL	100%	100%	100%	100%	100%
Note: Totals may differ due to rounding
For details about net sales in our largest markets, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Fiscal 2018 Market Highlights.” For details about our reportable segment and for additional geographic information about net sales and long-lived assets, see Note 14 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.” For details on risks related to our global operations, see “Item 1A. Risk Factors.”
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
In the United States, which generally prohibits spirits and wine manufacturers from selling their products directly to consumers, we sell our brands either to distributors or (in states that directly control alcohol sales) to state governments that then sell to retail customers and consumers.
Outside the United States, we use a variety of RTC models, which can be grouped into three categories: owned distribution, partner, and government-controlled markets. We own and operate distribution companies in 14 markets: Australia, Brazil, Canada, China, Czechia, France, Germany, Hong Kong, Korea, Mexico, Poland, Spain, Thailand, and Turkey. In these markets, and in a large portion of the Travel Retail channel, we sell our products directly to retailers, to wholesalers, or, in Canada, to provincial governments. Over the past decade, we began distribution operations in multiple markets outside the United States, as shown in the table below.

Recent Route-to-Consumer Changes

Fiscal year	Market
2011	Germany
Brazil
2012	Turkey
2014	France
2018	Spain
In the United Kingdom, we partner in a cost-sharing arrangement with another supplier, Bacardi Limited, to sell a portfolio of both companies’ brands. In many other markets, including Russia, Japan, Italy, and South Africa, we rely on others to distribute our brands, generally under fixed-term distribution contracts.
We believe that our customer relationships are good. We believe our exposure to concentrations of credit risk is limited due to the diverse geographic areas covered by our operations.
Seasonality
Holiday buying makes the fourth calendar quarter (generally, our third fiscal quarter) the peak season for our business. Approximately 31%, 30%, and 31% of our net sales for fiscal 2016, fiscal 2017, and fiscal 2018, respectively, were in the fourth calendar quarter.
Competition
Trade information indicates that we are one of the largest global suppliers of premium spirits. According to International Wine & Spirit Research (IWSR), for calendar year 2017, the ten largest global spirits companies controlled less than 20% of the total global market for spirits (on a volume basis). While we believe that the overall market environment offers considerable growth opportunities for us, our industry is now, and will remain, highly competitive. We compete against many global, regional, and local brands in a variety of categories of beverage alcohol, but our brands compete primarily in the industry’s premium-and-higher price categories. Our competitors include major global spirits and wine companies, such as Bacardi Limited, Becle S.A.B. de C.V., Beam Suntory Inc., Davide Campari-Milano S.p.A., Diageo PLC, LVMH Moët Hennessy Louis Vuitton SE, Pernod Ricard SA, and Rémy Cointreau. In addition, particularly in the United States, we increasingly compete with national companies and craft spirit brands, many of which are recent entrants to the industry.
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
Ingredients and Other Supplies
The principal raw materials used in manufacturing and packaging our distilled spirits, liqueurs, RTD products, and wines are shown in the table below.
Principal Raw Materials

Distilled Spirits	Liqueurs	RTD Products	Wines	Packaging
Agave	Flavorings	Flavorings	Grapes	Aluminum cans
Barley	Neutral spirits	Malt	Wood	Cartons
Corn	Sugar	Neutral spirits		Closures
Malted barley	Water	Sugar		Glass bottles
Rye	Whiskey	Tequila		Labels
Sugar	Wine	Water		PET[1] bottles
Water		Whiskey
Wood

[1]Polyethylene terephthalate (PET) is a polymer used in non-glass containers.

Currently, none of these raw materials are in short supply, but shortages could occur. From time to time, our agricultural ingredients (agave, barley, corn, grapes, malted barley, and rye) could be adversely affected by weather and other forces out of our control that might constrain supply.
Whiskeys, certain tequilas, and other distilled spirits must be aged. Because we must schedule production years in advance to meet future demand for these products, our inventories of them may be larger in relation to sales and total assets than in many other businesses.
For details on risks related to the unavailability of raw materials and the inherent uncertainty in forecasting supply and demand, see “Item 1A. Risk Factors.”
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
For details on risks related to the protection of our intellectual property, see “Item 1A. Risk Factors.” For details on our most important brands, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Fiscal 2018 Brand Highlights.”
Regulatory Environment
Federal, state, local, and foreign authorities regulate how we produce, store, transport, distribute, and sell our products. Some countries and local jurisdictions prohibit or restrict the marketing or sale of distilled spirits in whole or in part.
In the United States, at the federal level, the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Department of the Treasury regulates the spirits and wine industry with respect to the production, blending, bottling, labeling, sales, advertising, and transportation of beverage alcohol. Similar regulatory regimes exist at the state level and in most non-U.S. jurisdictions where we sell our products. In addition, beverage alcohol products are subject to customs duties or excise taxation in many countries, including taxation at the federal, state, and local level in the United States.
Laws of each nation define distilling and maturation requirements; for example, under U.S. federal and state regulations, bourbon and Tennessee whiskeys must be aged in new charred oak barrels; we typically age our whiskeys three to six years. Canadian whisky must be manufactured in Canada in compliance with Canadian laws. Mexican authorities regulate the production and bottling of tequilas; they mandate minimum aging periods for extra anejo (three years), anejo (one year), and reposado (two months) tequilas. Irish whiskey must be matured at least three years in a wood cask, such as oak, on the island of Ireland. Scotch whisky must be matured in oak casks for at least three years in Scotland. We comply with all of the above laws and regulations.
Our operations are subject to various environmental protection statutes and regulations, and our policy is to comply with them.

Strategy
Eight years ago, we introduced our “Brown-Forman 150” long-term strategy, focused on driving sustainable growth toward our 150th anniversary in 2020. The B-F Arrow articulates our core principles: our purpose as well as the vision, values, and behaviors that we expect our employees to embrace and exhibit.
These core principles are a constant, powerful means of connecting our stakeholders to our shared vision of “Building Forever,” and we continue to refresh our strategies to reflect current realities and look beyond 2020. The strategic ambitions described below both demonstrate a sustained focus on several drivers of our recent growth and acknowledge today’s emerging opportunities.
We seek to build brands and businesses that create shareholder value – ones that deliver strong and long-term sustainable growth, solid margins, and high returns on invested capital. In addition, given our growing size and scale, we focus on building brands that can be meaningful for our company over time. Our first priority is to innovate and grow our premium spirits portfolio organically. But as opportunities arise, we will consider acquisitions and partnerships that meet our rigorous quantitative and qualitative criteria.
The Jack Daniel’s family of brands, led by Jack Daniel’s Tennessee Whiskey (JDTW), remains our most valuable asset and the engine that drives our global leadership of the American whiskey category1 and our overall financial performance. We will always work to keep JDTW strong, healthy, and relevant to consumers worldwide and to take advantage of the abundant opportunities to grow the Jack Daniel’s family of brands across markets, premium price points, channels, and consumer groups. Product innovation has become a meaningful contributor to our performance in recent years. New Jack Daniel’s expressions – Honey (2011), Fire (2015), and Rye (2017) – have led innovation in the American whiskey category.
We are the global leader in American whiskey, and see significant opportunities to continue promoting the mixability, versatility, accessibility, and premiumization of our American whiskey brands around the world. We believe that we can leverage our whiskey-making knowledge, production assets, trademarks, and brand-building skills to accomplish this objective. We will focus first on the global growth of our most important expression, JDTW, though with a heightened focus on the super-premium expressions within the trademark – namely, Gentleman Jack, Jack Daniel’s Single Barrel Collection, and Jack Daniel’s Tennessee Rye. In addition, we expect to continue generating excellent growth with our other whiskey brands around the world, particularly Woodford Reserve and Old Forester. We believe Woodford Reserve is the leading super-premium American whiskey globally. Old Forester is regaining its prominence in the United States and in select international markets through its unparalleled taste, quality, and the success of its high-end expressions, such as the Old Forester Whiskey Row Series and Old Forester Statesman.
In 2017, we unveiled our Slane Irish Whiskey brand in Ireland, select Travel Retail locations, and in select markets across the United States, the United Kingdom, and Australia. The distillery and homeplace were completed this past year, and we are very encouraged by the brand’s early performance and the accolades the brand, whiskey, and package have received.

1IWSR, 2017 data.

Through our acquisition of The BenRiach Distillery Company Limited in June 2016, we added three world-class single malt Scotch whisky brands in The GlenDronach, BenRiach, and Glenglassaugh. Following the integration of the acquired business, we have continued to evolve the portfolio and geographic strategy to ensure our single malt portfolio is positioned to become a meaningful contributor and a significant competitor in the fast growing single malt category over the longer term. Here again, we are very encouraged by the trade and consumer reception to the brands and the whisky.
Fiscal 2017 marked the ten-year anniversary of our acquisition of Casa Herradura, a portfolio led by two brands steeped in Mexican heritage – Herradura and el Jimador. We remain pleased with the development of our tequila business in both Mexico and the United States, the brands’ two primary markets. We plan to continue expanding Herradura tequila to reach new consumers in Mexico, the United States, and other high-potential markets. In addition to the success of the brand’s core expressions, Herradura Ultra – an ultra-premium cristalino – continues to accelerate and surpassed 70,000 nine-liter cases in fiscal 2018. After repositioning el Jimador tequila as a more premium brand in Mexico, we remain encouraged by our prospects for long-term, profitable growth there. Outside Mexico, we have nearly quadrupled el Jimador’s volumes since fiscal 2008. We remain confident in el Jimador’s potential to improve its position among the world’s leading tequila brands as the category continues to develop rapidly in the United States and to expand (though more gradually) internationally.
Finlandia, the tenth-largest-selling vodka in the world,1 is also prominent in several of the world’s largest vodka markets, such as Poland, Russia, Ukraine, and Czechia. We plan to grow Finlandia where its position is strong, including in its largest market, Poland, where Finlandia accounts for one out of every two bottles of imported vodka sold.2
The United States remains our largest market, and continuing to grow there is important to our long-term success. We expect to foster this growth by emphasizing fast-growing spirits categories such as super-premium whiskeys and tequilas, continued product and packaging innovation, and brand building within growing consumer segments (with increasing emphasis on multicultural marketing).
Over the last two decades, our business outside the United States has generally grown faster than our business within it. Fiscal 2018 saw a return to this trend after a few years of suppressed international growth driven by the negative effect of foreign exchange. Our ability to achieve our long-term growth objectives requires further development of our business globally, especially in emerging markets. We expect to continue to grow our business in developed markets such as France, Germany, Australia, and the United Kingdom. We will continue to pursue RTC strategies that will expand our access to and understanding of consumers, with the most recent example being the establishment of our owned distribution organization in Spain, the world’s tenth largest whiskey market,2 during the summer of 2017. In addition, we expect increasingly significant contributions to our growth from emerging markets including Mexico, Poland, Turkey, Brazil, China, Russia, Southeast Asia, Africa, Latin America, and Eastern Europe.
We believe that having a long-term-focused, committed, engaged shareholder base, anchored by the Brown family, gives us an important strategic advantage, particularly in a business with aged products and multi-generational brands. For nearly 150 years, the Company and the Brown family have been committed to preserving Brown-Forman as a thriving, family-controlled, independent company.
Recognizing the strong cash-generating capacity and the capital efficiency of our business, we will continue to pursue what we believe to be well-balanced capital deployment strategies aimed at perpetuating Brown-Forman’s strength and independence.
Corporate Responsibility
In pursuing the objectives described above, we will strive to be responsible in everything we do. Our history of responsibility began in 1870, when our founder, George Garvin Brown, first sold whiskey in glass bottles to ensure quality and safety – an innovation some might consider the first act of corporate responsibility in the industry. Today, achieving our stated business purpose, to “enrich the experience of life,” is possible only within a context of corporate responsibility. This means putting our values in action by promoting responsible consumption of alcohol; providing a healthy, safe, inclusive, and engaging workplace; protecting the environment; and making a positive contribution to our communities.
Values-Driven Organization. The foundation of our culture is our core values: Integrity, Trust, Respect, Teamwork, and Excellence. Our employee engagement survey responses demonstrate that we not only state these words as our values, but we live them, too. Our values are reflected in our Code of Business Conduct that employees acknowledge and pledge to comply with. Additionally, in the spirit of teamwork, we use our values as one set of criteria when evaluating business partners.

[1]Impact Databank, March 2018.
2IWSR, 2017 data.

Alcohol Responsibility. Our business is based on the belief that beverage alcohol, consumed in moderation, can enrich the experience of life. However, we are well aware that, when consumed irresponsibly, alcohol can have harmful effects on individuals and society. We appreciate the need for governments to regulate our industry appropriately and effectively, taking into account national circumstances and local cultures. We also appreciate that some people should not drink or choose not to drink, and we respect this choice. Acting in partnership with others, we want to be part of the solution to real, complex problems such as underage drinking, drunk driving, overconsumption, and alcoholism.
As a significant player in the global beverage alcohol industry, we foster collective action with our peers. Working with other producers, we are able to leverage our views on a scale that can create change. In 2017, we concluded our five-year program with 10 other industry leaders that signed the Beer, Wine, and Spirits Producers’ Commitments to Reduce Harmful Drinking. Our collective progress on these commitments will be reported later in 2018 and can be seen at www.producerscommitments.org.
Since 2009, we have hosted an open forum to share our points of view, post the research of outside experts, and encourage the opinions of others at www.OurThinkingAboutDrinking.com. In the past year, we have added information from contributors on a variety of alcohol-related subjects, including addiction and pregnancy, moderate consumption, and alcohol and aggression.
In 2017, Korbel partnered with the Dryver designated driver service to provide more than 2,000 free designated drivers in 77 cities nationwide. In Poland we partnered with Carrefour, a large retailer chain, to deliver key responsibility messages to consumers across 90 of their stores. For the fourth consecutive year, the New Hampshire (NH) Liquor Commission and Jack Daniel’s teamed up for the award-winning Live Free & Host Responsibly campaign. Since its launch in 2015, the campaign has reached thousands of NH Liquor & Wine Outlet customers, promoting responsible service and consumption of alcohol. This first-of-its-kind collaboration between a control state and a beverage alcohol company has become a model for the industry, gaining widespread attention and industry praise. We also continued to collaborate with the Responsible Retailing Forum, which brings together diverse stakeholders seeking to reduce underage sales, among other initiatives. In our consumer relationships, we seek to communicate through responsible advertising content and placement, relying on our comprehensive internal marketing code and adhering to industry marketing and advertising guidelines. We also engage with our customers through our trade associations. For example, we worked with Avec Modération in France to engage convenience stores on underage drinking prevention.
As part of our commitment to responsible marketing, and to enable consumers to make more informed decisions, in February 2017 we launched a website, nutrition.brown-forman.com, providing nutritional information on our brands. Since then, we have added three additional markets and languages to the site, with plans to add four more in the coming year.
We are founding members of, and contribute significant resources to, the Foundation for Advancing Alcohol Responsibility (responsibility.org), an organization created by spirits producers to prevent drunk driving and underage drinking and to promote responsible decision making. While this is a U.S. organization, we participate actively in similar organizations in other markets, such as DrinkWise in Australia, BSI in Germany, The Portman Group in the United Kingdom, and FISAC in Mexico. We also provide long-running support for alcohol education programs at the University of Louisville and the University of Kentucky (two major universities in the state of our corporate headquarters). In addition, through our corporate charitable contributions, we support organizations that offer treatment and recovery for those struggling with alcoholism and addiction. Our three anchor partners in Louisville, Kentucky, are The Healing Place, The Morton Center, and Volunteers of America Mid-States. In addition to our financial contributions, we support these organizations by having Brown-Forman employees serve on their boards of directors.
Environmental Sustainability. We view environmental sustainability as integral to our strategy to perpetuate Brown-Forman and “Build Forever.” Our environmental sustainability strategy aims to protect and conserve the resources we depend on. It also reinforces our business strategy through programs that reduce costs through efficiency, lessen risks to our operations, and improve effectiveness through innovation. We invest in renewable energy, energy efficiency, and efficient transportation to reduce our carbon footprint. In 2018, we executed a 15-year power purchase agreement for environmental attributes associated with the energy output from a wind farm facility located in Kansas. The wind farm is expected to generate the equivalent of more than 90% of Brown-Forman’s annual electricity use in the United States.
Mindful of our overall impact, in fiscal 2014, we set ambitious environmental sustainability goals for fiscal 2023: reducing our absolute greenhouse gas emissions by 15% and reducing our water use and wastewater discharges per unit of product by 30% (compared to metrics in 2012). In addition, we set a goal of sending zero waste to landfills by 2020. These goals support our ambition to grow our brands and our company responsibly while protecting and enriching the natural environment. We have refreshed our strategy to include a greater focus beyond our operational borders into our supply chain. We report on our progress toward these goals in our biennial Corporate Responsibility Reports, available on our corporate website.
Diversity, Inclusion, and Human Rights. We believe that having a diverse and inclusive workforce is central to our success. As we work to increase our brands’ relevance and appeal to diverse consumer groups, we need a diversity of experiences and outlooks within our own workforce. We also want employees to feel comfortable in contributing their whole selves and different perspectives to their work. Over the past few years, we have made progress with diverse representation at the senior level. Four women and one African American serve on our Board of Directors. Three members of our 13-member Executive Leadership Team are women and two are minorities. In 2018, we once again earned a perfect score of 100% in the Corporate Equality Index, a national benchmarking survey and report on corporate policies and practices related to LGBTQ workplace equality administered by the Human Rights Campaign. This makes us one of the “Best Places to Work for LGBTQ equality”1 in the United States for the eighth consecutive year. Our Employee Resource Groups (ERGs) have been the core of our diversity culture by supporting employees’ growth while enhancing their contributions. Our eight ERGs foster a diverse, inclusive environment that drives our high-commitment, high-performance organization and encourages our employees to bring their individuality to work. Our commitment to diversity extends to our partnerships with small and diverse suppliers. By 2020, our goal is to source at least 16% of our procurement from businesses owned by ethnic minorities, women, LGBTQ persons, people with disabilities, and veterans. To date, we have procured approximately 11% of our supplies from such businesses.
In the marketplace, we focus on promoting fair, ethical business practices. We remain committed to the guidelines set forth in our Global Human Rights Statement, defining our commitment to respecting the fundamental rights of all human beings. Our work in this area helped inform our response to the U.K.’s passage of the Modern Slavery Act in 2015, which is available on our corporate website.
Community Involvement. Our approach to philanthropy reflects our values as a corporate citizen. Brown-Forman believes, as a responsible and caring corporate citizen, it is vital that we give back to the communities that support both our employees and our business by thoughtfully deploying our time, talent, and resources. We collaborate with a variety of mission-driven organizations focused on enhancing intellectual and cultural living, ensuring essential living standards, and empowering responsible and sustainable living. While we focus on our hometown of Louisville, Kentucky, our civic engagement activities extend to the communities around the globe where our employees work, live, and raise their families.
In fiscal 2018, we donated approximately $11 million, logged approximately 17,000 volunteer hours, and had 123 employees serve on boards of directors of 196 non-profit organizations. In addition, with the goal of helping fund our ongoing philanthropic endeavors in the communities where our employees live and work, we created the Brown-Forman Foundation with a contribution of $70 million in fiscal 2018. We anticipate that the Brown-Forman Foundation’s proceeds will provide a consistent amount of revenue per year for its charitable giving program independent of our yearly earnings.
United Nations Sustainable Development Goals. We reviewed our corporate responsibility strategy against the United Nations Sustainable Development Goals, a set of 17 global goals designed to address a broad range of sustainable development issues from climate change to poverty and gender equality. Our review on where our work aligns with these goals is available in our 2017-2018 Corporate Responsibility Report (www.brown-forman.com/responsibility).

[1]Human Rights Campaign 2018 Corporate Equity Index at www.hrc.org/cei

Employees and Executive Officers
As of April 30, 2018, we employed approximately 4,800 people worldwide (2,700 in the United States), including about 230 employed on a part-time or temporary basis. Approximately 14% of our employees are represented by a union. We believe our employee relations are good.
The following persons serve as executive officers as of June 13, 2018:

Name	Age	Principal Occupation and Business Experience
Paul C. Varga	54
Company Chairman and Chief Executive Officer since 2007. Chief Executive Officer since 2005. On May 29, 2018, we announced Paul C. Varga’s decision to retire, effective December 31, 2018. The Board of Directors unanimously approved Lawson E. Whiting to succeed Mr. Varga as Chief Executive Officer, effective January 1, 2019. Mr. Varga will remain on the Board of Directors of the Company and is expected to stand for re-election at the upcoming Annual Meeting of Stockholders to be held on July 26, 2018.

Jane C. Morreau	59
Executive Vice President and Chief Financial Officer since 2014. Senior Vice President, Chief Production Officer, and Head of Information Technology from 2013 to 2014. Senior Vice President and Director of Financial Management, Accounting, and Technology from 2008 to 2013.

Matthew E. Hamel	58	Executive Vice President, General Counsel, and Secretary since 2007.
Mark I. McCallum	63
Executive Vice President and Chief Brands Officer since June 2018. Executive Vice President and President of Jack Daniel’s Brands from February 2015 to June 2018. Executive Vice President and President for Europe, Africa, Middle East, Asia Pacific, and Travel Retail from 2013 to 2015. Executive Vice President and Chief Operating Officer from 2009 to 2013. Executive Vice President and Chief Brands Officer from 2006 to 2009.

Lawson E. Whiting	49
Executive Vice President and Chief Operating Officer since October 2017. Executive Vice President and Chief Brands and Strategy Officer from February 2015 to September 2017. Senior Vice President and Chief Brands Officer from 2013 to 2015. Senior Vice President and Managing Director for Western Europe from 2011 to 2013. Vice President and Finance Director for Western Europe from 2010 to 2011. Vice President and Finance Director for North America from 2009 to 2010. On May 29, 2018, we announced that the Board of Directors unanimously approved Lawson E. Whiting to succeed Paul C. Varga as Chief Executive Officer, effective January 1, 2019.

Alejandro “Alex” Alvarez	50	Senior Vice President and Chief Production Officer since 2014. Vice President and General Manager for Brown-Forman Tequila Mexico Operations from 2008 to 2014.
Ralph De Chabert	71	Senior Vice President and Chief Diversity Officer since 2007.
Brian P. Fitzgerald	45	Senior Vice President and Chief Accounting Officer since 2013. Vice President and Finance Director for Greater Europe and Africa from 2009 to 2013.
Kirsten M. Hawley	48
Senior Vice President and Chief Human Resources Officer since February 2015. Senior Vice President and Director of HR Business Partnerships from 2013 to 2015. Vice President and Director of Organization and Leader Development 2011 to 2013. Assistant Vice President and Director of Employee Engagement from 2009 to 2011.

John Hayes	58
Senior Vice President, President U.S.A. and Canada since June 2018. Senior Vice President, Chief Marketing Officer of B-F Brands from February 2015 to June 2018. Senior Vice President, Managing Director Jack Daniel’s from 2011 to 2015. Senior Vice President, Managing Director Herradura from 2007 to 2011.

Thomas Hinrichs	56
Senior Vice President, International Division since June 2018. Senior Vice President and President for Europe, North Asia, and ANZSEA from February 2015 to June 2018. Senior Vice President and Managing Director for Europe from 2013 to 2015. Senior Vice President and Managing Director for Greater Europe and Africa from 2006 to 2013.

Mike Keyes	57	Senior Vice President, Chief Corporate Affairs Officer since June 2018. Senior Vice President, North America Region from May 2009 to June 2018.
Lisa P. Steiner	58
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

Unfavorable global or regional economic conditions, including uncertainty caused by unstable geopolitical environments in many parts of the world, could adversely affect our business and financial results. While the major economic disruptions of the most recent financial crisis have largely subsided, many markets where our products are sold still face significant economic challenges resulting from the global economic downturn that followed, including low consumer confidence, high unemployment, budget deficits, burdensome governmental debt, austerity measures, increased taxes, and weak financial, credit, and housing markets. Unfavorable economic conditions such as these can cause governments to increase taxes on beverage alcohol to attempt to raise revenue, reducing consumers’ willingness to make discretionary purchases of beverage alcohol products or pay for premium brands such as ours. In unfavorable economic conditions, consumers may make more value-driven and price-sensitive purchasing choices and drink more at home rather than at restaurants, bars, and hotels, which tend to favor many of our premium and super-premium products.
Unfavorable economic conditions could also adversely affect our suppliers, distributors, and retailers, who in turn could experience cash flow problems, more costly or unavailable financing, credit defaults, and other financial hardships. This could lead to distributor or retailer destocking, disruption in raw material supply, increase our bad debt expense, or cause us to increase the levels of unsecured credit that we provide to customers. Other potential negative consequences to our business from poor economic conditions include higher interest rates, an increase in the rate of inflation, deflation, exchange rate fluctuations, credit or capital market instability, or lower returns on pension assets or lower discount rates for pension obligations (possibly requiring higher contributions to our pension plans). For details on the effects of changes in the value of our benefit plan obligations and assets on our financial results, see Note 8 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Our global business is subject to commercial, political, and financial risks, including foreign currency exchange rate fluctuations.

Our products are sold in more than 170 countries; accordingly, we are subject to risks associated with doing business globally, including commercial, political, and financial risks. In the long term, we continue to expect our growth rates in emerging markets, such as eastern Europe, Latin America, Asia, and Africa, to surpass our growth rates in the United States and more developed markets, such as the United Kingdom, France, Germany, and Australia. However, we still expect our international developed markets to provide growth opportunities for us. If shipments of our products – particularly Jack Daniel’s Tennessee Whiskey – to our global markets were to experience significant disruption due to these risks or for other reasons, it could have a material adverse effect on our financial results. For example, Russia has enacted legislation that empowers its president to implement a partial or total ban on the importation of goods and products from and produced by companies under the jurisdiction of the United States and other “unfriendly” foreign countries. If such legislation were to be implemented, the sale of our products in Russia, especially Jack Daniel’s Tennessee Whiskey, could be significantly and adversely affected.

In addition, we are subject to potential business disruption caused by military conflicts; potentially unstable governments or legal systems; civil or political upheaval or unrest; local labor policies and conditions; possible expropriation, nationalization, or confiscation of assets; problems with repatriation of foreign earnings; economic or trade sanctions; closure of markets to imports; anti-American sentiment; terrorism or other types of violence in or outside the United States; health pandemics; and a significant reduction in global travel. For example, the United States recently imposed tariffs on steel and aluminum. In response, Mexico has imposed retaliatory tariffs on U.S. imports, including our American whiskey products. The European Union and several other countries have threatened to follow suit. If implemented, these tariffs could increase the price of our products in these countries and could prompt consumers to seek alternative products. Furthermore, uncertainty related to the future of the European Union may affect our business and financial performance in Europe. For instance, in June 2016, the United Kingdom voted by referendum to leave the European Union (Brexit), and, until the United Kingdom’s exit from the European Union is finalized, there may be a period of economic and political uncertainty related to the negotiation of any successor trading arrangement with other countries as well as volatility in exchange rates, risk to supply chains across the European Union, restrictions on the mobility of employees and consumers, or changes to customs duties, tariffs, or industry specific requirements and regulations. In addition, any new trade barriers, sanctions, tariffs, or any retaliatory measures in response to the foregoing could materially and adversely affect our operations. Our success will depend, in part, on our ability to overcome the challenges we encounter with respect to these risks and other factors affecting U.S. companies with global operations.
The more we expand our business globally, the more exchange rate fluctuations relative to the U.S. dollar influence our financial results. In many markets outside the United States, we sell our products and pay for some goods, services, and labor primarily in local currencies. Because our foreign currency revenues exceed our foreign currency expense, we have a net exposure to changes in the value of the U.S. dollar relative to those currencies. Over time, our reported financial results generally will be hurt by a stronger U.S. dollar and improved by a weaker one. We do not attempt to hedge all of our foreign currency exposure. We may, from time to time, attempt to hedge a portion of our foreign currency exposure through the use of foreign currency derivatives or other means; however, even in those cases, we may not succeed in fully eliminating our foreign currency exposure. For details on how foreign exchange affects our business, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk – Foreign Exchange.”

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
Some countries where we do business have a higher risk of corruption than others. While we are committed to doing business in accordance with applicable anti-corruption and other laws, our Code of Conduct, Code of Ethics for Senior Financial Officers, and our other policies, we remain subject to the risk that an employee will violate our policies, or that any of our many affiliates or agents, such as importers, wholesalers, distributors, or other business partners, may take action determined to be in violation of international trade, money laundering, anti-corruption, or other laws, including the U.S. Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act 2010, or equivalent local laws. Any determination that our operations or activities are not, or were not, in compliance with U.S. or foreign laws or regulations could result in investigations, interruption of business, loss of business partner relationships, suspension or termination of licenses and permits (our own or those of our partners), imposition of fines, legal or equitable sanctions, negative publicity, and management distraction. Further, our compliance with applicable anti-corruption or other laws, our Code of Conduct, Code of Ethics for Senior Financial Officers, and our other policies could result in higher operating costs.
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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system. Shortly after the Tax Act was enacted, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118) to address the application of GAAP. SAB 118 directs taxpayers to consider the impact of the Tax Act as provisional when a company does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for the change in tax law. In accordance with SAB 118, we have recognized the provisional tax impacts related to the repatriation tax and the re-measurement of deferred tax assets and liabilities. However, many aspects of the Tax Act are still unclear and may not be clarified for some time. Ultimately, the actual impact of the Tax Act may differ from our provisional estimates, possibly materially, due to, among other things, the significant complexity of the Tax Act, anticipated additional regulatory guidance, or related interpretations that may be issued by the Internal Revenue Service, changes in accounting standards, legislative actions, future actions by states within the U.S. and changes in estimates, analyses, interpretations, and assumptions we have made.
New tax rules, accounting standards, or pronouncements, and changes in interpretation of existing rules, standards, or pronouncements could also have a significant adverse effect on our business and financial results. This includes potential changes in tax rules or the interpretation of tax rules arising out of the Base Erosion & Profit Shifting project initiated by the Organization for Economic Co-operation and Development, as well as changes in the interpretation of tax rules arising out of the European Union State Aid investigations.
Our business operations are also subject to numerous duties or taxes that are not based on income, sometimes referred to as “indirect taxes.” These indirect taxes include excise taxes, sales or value-added taxes, property taxes, payroll taxes, import and export duties, and tariffs. Increases in or the imposition of new indirect taxes on our operations or products would increase the cost of our products or, to the extent levied directly on consumers, make our products less affordable, which could negatively affect our financial results by reducing purchases of our products and encouraging consumers to switch to lower-priced or lower-taxed product categories. As governmental entities look for increased sources of revenue, they may increase taxes on beverage alcohol products. For example, in 2017, the United Kingdom increased its tax on beer, cider, wine, and spirits by 3.9%, providing a potential source of revenue to fund its post-Brexit obligations. In 2018, we have observed excise tax increases in Australia, France, and Turkey.
In addition to indirect taxes, our global business can also be negatively affected by trade barriers and other governmental protectionist measures, any of which can be imposed suddenly and unpredictably. Recently, retaliatory tariffs have been imposed by Mexico and threatened by the European Union, Canada, Russia, China, and several other countries following the imposition of tariffs on steel and aluminum by the United States. Mexico’s new tariffs on bourbon, and tariffs typically, take the form of value-added levies on U.S.-sourced products. As an example, a tariff on American whiskey would result in either reduced margins or increased consumer prices, either of which could adversely impact our financial results and demand for our products.

Our business performance is substantially dependent upon the continued health of the Jack Daniel’s family of brands.

The Jack Daniel’s family of brands is the primary driver of our revenue and growth. Jack Daniel’s is an iconic global trademark with a loyal consumer fan base, and we invest much effort and many resources to protect and preserve the brand’s reputation for quality, craftsmanship, and authenticity. A brand’s reputational value is based in large part on consumer perceptions, and even an isolated incident that causes harm – particularly one resulting in widespread negative publicity – could adversely influence these perceptions and erode consumer trust and confidence in the brand. Significant damage to the brand equity of Jack Daniel’s would adversely affect our business. Given the importance of Jack Daniel’s to our overall success, a significant or sustained decline in volume or selling price of our Jack Daniel’s products would have a negative effect on our growth and our stock price. Additionally, should we not be successful in our efforts to maintain or increase the relevance of the Jack Daniel’s brand in the minds of current and future consumers, our business and operating results could suffer. For details on the importance of the Jack Daniel’s family of brands to our business, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Fiscal 2018 Brand Highlights.”

Changes in consumer preferences and purchases, and our ability to anticipate or react to them, could negatively affect our business results.

We are a branded consumer products company in a highly competitive market, and our success depends substantially on our continued ability to offer consumers appealing, high-quality products. Consumer preferences and purchases may shift, often in unpredictable ways, due to a host of factors, including changes in economic conditions, demographic, and social trends; public health policies and initiatives; changes in government regulation of beverage alcohol products; concerns or regulations related to product safety; legalization of marijuana use on a more widespread basis within the United States, Canada, or elsewhere; and changes in travel, leisure, dining, gifting, entertaining, and beverage consumption trends. Consumers may begin to shift their consumption and purchases of our premium and super-premium products, more commonly found in on-premise establishments, in favor of off-premise purchases or away from alcoholic beverages entirely. This includes consumption at home as a result of various factors, including shifts in social trends, proliferation of smoking bans, and stricter laws relating to driving while under the influence of alcohol, as well as shifts to purchases of our products to e-commerce retailers. Shifts in consumption and purchasing channels such as these could adversely impact our profitability. Consumers also may begin to prefer the products of competitors or may generally reduce their demand for brands produced by larger companies. Over the past several years, the number of small, local distilleries in the United States has grown significantly. This is being driven by a trend of consumers showing increasing interest in locally produced, regionally sourced products. As many more competitive brands enter the market, it could have a negative impact on the demand for our premium and super-premium American whiskey brands, including Jack Daniel’s. In addition, we could experience unfavorable business results if we fail to attract consumers from diverse backgrounds and ethnicities in the United States and in our non-U.S. markets. Demographic forecasts in the United States for the next couple of years after 2018 indicate a slight decrease in the population segment aged 21 to 24; fewer potential consumers in this age bracket could have a negative effect on industry growth rates and on our business. To continue to succeed, we must anticipate or react effectively to shifts in demographics, consumer behavior, consumer preferences, drinking tastes, and drinking occasions.
Our plans call for the continued growth of the Jack Daniel’s family of brands. In particular, we plan to continue to grow Jack Daniel’s Tennessee Honey sales globally and to further expand our launch of Jack Daniel’s Tennessee Rye in additional international markets such as the United Kingdom, France, Germany, and Canada in fiscal 2019. If these plans do not succeed, or if we otherwise fail to develop or implement effective business, portfolio, and brand strategies, our growth, stock price, or financial results could suffer. More broadly, if consumers shift away from spirits (particularly brown spirits such as American whiskey and bourbon), our premium-priced brands, or our RTD products, our financial results could be adversely affected.
We believe that new products, line extensions, label and bottle changes, product reformulations, and similar product innovations by both our competitors and us will compete increasingly for consumer drinking occasions. Product innovation, such as our launch of Jack Daniel’s Tennessee Rye, is a significant element of our growth strategy; however, there can be no assurance that we will continue to develop and implement successful line extensions, packaging, formulation or flavor changes, or new products. Unsuccessful implementation or short-lived popularity of our product innovations could result in inventory write-offs and other costs, reduction in profits from one year to the next, and also could damage consumers’ perception of the brand family. Our inability to attract consumers to our product innovations relative to our competitors’ products – especially over time – could negatively affect our growth, business, and financial results.

Production facility disruption could adversely affect our business.

Some of our largest brands, including Jack Daniel’s, Finlandia Vodka, and our tequilas, are distilled at single locations. A catastrophic event causing physical damage, disruption, or failure at any one of our major distillation or bottling facilities, including facilities that support the production of our premium brands such as Woodford Reserve and Old Forester, could adversely affect our business. Further, because whiskeys and some tequilas are aged for various periods, we maintain a substantial inventory of aged and maturing products in warehouses at a number of different sites. The loss of a substantial amount of aged inventory – through fire, other natural or man-made disaster, contamination, or otherwise – could significantly reduce the supply of the affected product or products. A consequence of any of these or other supply or supply chain disruptions could prevent us from meeting consumer demand for the affected products for a period of time. In addition, insurance proceeds may be insufficient to cover the replacement value of our inventory of maturing products and other assets if they were to be lost. Disaster recovery plans may not prevent business disruption, and reconstruction of any damaged facilities could require a significant amount of time.

The inherent uncertainty in supply/demand forecasting could adversely affect our business, particularly with respect to our aged products.

There is an inherent risk of forecasting imprecision in determining the quantity of aged and maturing products to produce and hold in inventory in a given year for future sale. The forecasting strategies we use to balance product supply with fluctuations in consumer demand may not be effective for particular years or products. For example, in addition to our American, Canadian, and Irish whiskeys and some tequilas, which are aged for various periods, our acquisition of The GlenDronach, BenRiach, and

Glenglassaugh Scotch whisky brands and distilleries introduce a new category of inventory, which require long-term maturation of 30 years or more, making forecasts of demand for such products in future periods subject to significant uncertainty. Factors that affect our ability to forecast accurately include changes in business strategy, market demand, consumer preferences, macroeconomic conditions, introductions of competing products, and other changes in market conditions. Any forecasting error could lead to our inability to meet the objectives of our business strategy, failure to meet future demand, or lead to a future surplus of inventory and consequent write-down in value of maturing stocks. If we are unable to accurately forecast demand for our products or efficiently manage inventory, this may have a material adverse effect on our business and financial results. Further, we cannot be certain that we will be successful in using various levers, such as pricing changes, to create the desired balance of available supply and consumer demand for particular years or products. As a consequence, we may be unable to meet consumer demand for the affected products for a period of time. Furthermore, not having our products in the market on a consistent basis may adversely affect our brand equity and future sales.

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
Higher costs or insufficient availability of suitable grain, agave, water, grapes, wood, glass, closures, and other input materials, or higher associated labor costs or insufficient availability of labor, may adversely affect our financial results because we may not be able to pass along such cost increases or the cost of such shortages through higher prices to customers without reducing demand or sales. Similarly, when energy costs rise, our transportation, freight, and other operating costs, such as distilling and bottling expenses, also may increase. Our freight cost and the timely delivery of our products could be adversely impacted by a number of factors which could reduce the profitability of our operations, including driver shortages, higher fuel costs, weather conditions, traffic congestion, increased government regulation, and other matters. Our financial results may be adversely affected if we are not able to pass along energy and freight cost increases through higher prices to our customers without reducing demand or sales.
International or domestic geopolitical or other events, including the imposition of any tariffs or quotas by governmental authorities on any raw materials that we use in the production of our products, could adversely impact the supply and cost of these raw materials to us. If we cannot offset higher raw material costs with higher selling prices, increased sales volume, or reductions in other costs, our profitability could be adversely affected.
Weather, the effects of climate change, fires, diseases, and other agricultural uncertainties that affect the mortality, health, yield, quality, or price of the various raw materials used in our products also present risks for our business, including in some cases potential impairment in the recorded value of our inventory. Changes in weather patterns or intensity can disrupt our supply chain as well, which may affect production operations, insurance costs and coverage, and the timely delivery of our products.
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
Our ability to sell used materials for reuse may be affected by fluctuations in the market. For example, weaker demand from blended Scotch industry buyers, lower prices, and increased supply of used barrels may make it difficult to sell our used barrels at sustainable prices and quantities which could negatively affect our financial results.

If the social acceptability of our products declines, or governments adopt policies disadvantageous to beverage alcohol, our business could be adversely affected.

Our ability to market and sell our products depends heavily on societal attitudes toward drinking and governmental policies that both flow from and affect those attitudes. In recent years, increased social and political attention has been directed at the beverage alcohol industry. For example, there remains continued attention focused largely on public health concerns related to alcohol abuse, including drunk driving, underage drinking, and the negative health impacts of the abuse and misuse of beverage alcohol. While most people who drink enjoy alcoholic beverages in moderation, it is commonly known and well reported that excessive levels or inappropriate patterns of drinking can lead to increased risk of a range of health conditions and, for certain people, can result in alcohol dependence. Some academics, public health officials, and critics of the alcohol industry in the United States, Europe, and other parts of the world continue to seek governmental measures to make beverage alcohol more expensive, less available, or more difficult to advertise and promote. Furthermore, health and wellness trends over the past several years may result in a shift in consumer preferences away from alcoholic beverages. If future scientific research indicated more widespread serious health risks associated with alcohol consumption – particularly with moderate consumption – or if for any reason the social acceptability of beverage alcohol were to decline significantly, sales of our products could decrease.

Significant additional labeling or warning requirements or limitations on the availability of our products could inhibit sales of affected products.

Various jurisdictions have adopted or may seek to adopt significant additional product labeling or warning requirements or limitations on the availability of our products relating to the content or perceived adverse health consequences of some of our products. Several such labeling regulations or laws require warnings on any product with substances that the state lists as potentially associated with cancer or birth defects. Our products already raise health and safety concerns for some regulators, and heightened requirements could be imposed. If additional or more severe requirements of this type are imposed on one or more of our major products under current or future health, environmental, or other laws or regulations, they could inhibit sales of such products. Further, we cannot predict whether our products will become subject to increased rules and regulations which, if enacted, could increase our costs or adversely impact sales. For example, studies have been conducted in Australia and the United Kingdom to consider the impact of requiring the sale of alcohol in plain packaging with more comprehensive health warnings in an effort to change drinking habits in those countries. These studies could result in additional governmental regulations concerning the production, marketing, labeling, or availability of our products, any of which could damage our reputation, making our premium brands unrecognizable, or reduce demand of our products, which could adversely affect our profitability.

We face substantial competition in our industry, including many new entrants into spirits; and consolidation among beverage alcohol producers, wholesalers, and retailers, or changes to our route-to-consumer model, could hinder the marketing, sale, or distribution of our products.

We use different business models to market and distribute our products in different countries around the world. In the United States, we sell our products either to distributors for resale to retail outlets or e-commerce retailers, in those states that control alcohol sales, to state governments who then sell them to retail customers and consumers. In our non-U.S. markets, we use a variety of route-to-consumer models – including, in many markets, reliance on others to market and sell our products. Consolidation among spirits producers, distributors, wholesalers, suppliers, or retailers and the increased growth and popularity of the e-commerce retail environment across the consumer product goods market could create a more challenging competitive landscape for our products. Consolidation at any level could hinder the distribution and sale of our products as a result of reduced attention and resources allocated to our brands both during and after transition periods, because our brands might represent a smaller portion of the new business portfolio. Furthermore, consolidation of distributors may lead to the erosion of margins as newly consolidated distributors take down prices. Changes in distributors’ strategies, including a reduction in the number of brands they carry, the allocation of shelf space for our competitors’ brands, or private label products, may adversely affect our sales, margin, outlook, and market share. Expansion into new product categories by other suppliers, or innovation by new entrants into the market, could increase competition in our product categories. For example, we are experiencing increased competition for some of our products from new entrants in the small-batch or craft spirits category.
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
Our competitors may respond to industry and economic conditions more rapidly or effectively than we do. For example, we are facing an increasingly competitive pricing environment, and our competitors may have more flexibility to adjust to such challenges. Other suppliers, as well as wholesalers and retailers of our brands, offer products that compete directly with ours for shelf space, promotional displays, and consumer purchases. Pricing (including price promotions, discounting, couponing, and free goods), marketing, new product introductions, entry into our distribution networks, and other competitive behavior by other suppliers, and by wholesalers and traditional and e-commerce retailers, could adversely affect our sales, margins, and business and financial results. While we seek to take advantage of the efficiencies and opportunities that large retail customers can offer, they often seek lower pricing and purchase volume flexibility, offer competing own-label products, and represent a large number of other competing products. If the buying power of these large retail customers continues to increase, it could negatively affect our financial results.

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

Our brand names, trademarks, and related intellectual property rights are critical assets, and our business depends on our protecting them online and in the countries where we do business. We may not succeed in protecting our intellectual property rights in a given market or in challenging those who infringe our rights or imitate or counterfeit our products. Although we believe that our intellectual property rights are legally protected in the markets where we do business, the ability to register and enforce intellectual property rights varies from country to country. In some countries, for example, it may be more difficult to successfully stop counterfeiting or look-alike products, either because the law is inadequate or, even though satisfactory legal options may exist, it may be difficult to obtain and enforce sanctions against counterfeiters. We may not be able to register our trademarks in every country where we want to sell a particular product, and we may not obtain favorable decisions by courts or trademark offices.
Many global spirits brands, including some of our brands, experience problems with product counterfeiting and other forms of trademark infringement. We combat counterfeiting by working with other companies in the spirits industry through our membership in the International Federation of Spirits Producers (IFSP) and with brand owners in other industries via our membership in React, an anti-counterfeiting network organization. While we believe IFSP and React are effective organizations, they are not active in every market, and their efforts are subject to obtaining the cooperation of local authorities and courts in the markets where they are active. Despite the efforts of IFSP, React, and our own teams, lower-quality and counterfeit products that could be harmful to consumers could reach the market and adversely affect our intellectual property rights, brand equity, corporate reputation, and financial results. In addition, the industry as a whole could suffer negative effects related to the manufacture, sale, and consumption of illegally produced beverage alcohol.

Product recalls or other product liability claims could materially and adversely affect our sales.

The success of our brands depends upon the positive image that consumers have of those brands. We could decide to, or be required to, recall products due to suspected or confirmed product contamination, product tampering, spoilage, or other quality issues. Any of these events could adversely affect our sales. Actual contamination, whether deliberate or accidental, could lead to inferior product quality and even illness, injury, or death to consumers, potential liability claims, and material loss. Should a product recall become necessary, or we voluntarily recall a product in the event of contamination, damage, or other quality issue, sales of the affected product or our broader portfolio of brands could be adversely affected. A significant product liability judgment or widespread product recall may negatively impact sales and business and financial results of the affected brand or brands. Even if a product liability claim is unsuccessful or is not fully pursued, resulting negative publicity could adversely affect our reputation with existing and potential customers and our corporate and brand image.

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

A cyber breach or a failure or corruption of one or more of our key information technology systems, networks, processes, associated sites, or service providers could have a material adverse impact on our business.

We rely on information technology (IT) systems, networks, and services, including internet sites, data hosting and processing facilities and tools, hardware (including laptops and mobile devices), software, and technical applications and platforms, some of which are managed, hosted, provided, or used by third parties or their vendors, to help us manage our business. The various uses of these IT systems, networks, and services include, but are not limited to: hosting our internal network and communication systems; ordering and managing materials from suppliers; supply/demand planning; production; shipping products to customers; hosting corporate strategic plans and employee data; hosting our branded websites and marketing products to consumers; collecting and storing customer, consumer, employee, investor, and other data; processing transactions; summarizing and reporting results of operations; hosting, processing, and sharing confidential and proprietary research, business plans, and financial information; complying with regulatory, legal, or tax requirements; providing data security; and handling other processes necessary to manage our business.
Increased IT security threats and more sophisticated cyber crimes and cyber attacks pose a potential risk to the security and availability of our IT systems, networks, and services, including those that are managed, hosted, provided, or used by third parties, as well as the confidentiality, availability, and integrity of our data and the data of our customers, consumers, employees, and others. If the IT systems, networks, or service providers we rely upon fail to function properly, or if we suffer a loss or disclosure of our business strategy or other sensitive information, due to any number of causes, ranging from catastrophic events to power outages to security breaches to usage errors by employees and other security issues, we may suffer interruptions in our ability to manage operations and reputational, competitive, or business harm, which may adversely affect our business operations or financial results. In addition, such events could result in unauthorized disclosure of material confidential information, and we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us or to our partners, our employees, customers, suppliers, or consumers. In any of these events, we could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and IT systems, which could require a significant amount of time.

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

Our success depends upon the efforts and abilities of our senior management team, other key employees, and our high-quality employee base, as well as our ability to attract, motivate, reward, and retain them. Difficulties in hiring or retaining key executive or other employee talent, or the unexpected loss of experienced employees resulting in the depletion of our institutional knowledge base, could have an adverse impact on our business performance, reputation, financial condition, or results of operations. Given the changing demographics and increased demand for talent globally, we, as an American multinational company, may not be able to find the right people, at the right time, and in the right location, to achieve our business objectives. Additionally, companies like ours face increased labor costs as a result of aggressive hiring and/or inflated levels of compensation offered by other employers, especially in emerging markets – notably, India and Asia.

The Brown family has the ability to control the outcome of matters submitted for stockholder approval.

We are a “controlled company” under New York Stock Exchange rules. Controlled companies are exempt from New York Stock Exchange listing standards that require a board composed of a majority of independent directors, a fully independent nominating/corporate governance committee, and a fully independent compensation committee. We avail ourselves of the exemptions from having a board composed of a majority of independent directors and a fully independent nominating/corporate governance committee. Notwithstanding the available exemption, our Compensation Committee is composed exclusively of independent directors. As a result of our use of some “controlled company” exemptions, our corporate governance practices differ from those of non-controlled companies, which are subject to all of the New York Stock Exchange corporate governance requirements.
We have two classes of common stock.  Our Class A common stock is entitled to full voting powers, including in the elections of directors, while our Class B common stock may not vote except as provided by the laws of Delaware. We have had two classes of common stock since 1959, when our stockholders approved the issuance of two shares of Class B non-voting common stock to every holder of our voting common stock. Such dual class share structures have increasingly come under the scrutiny of major indices, institutional investors, and proxy advisory firms, with some calling for the reclassification of non-voting common stock. A majority of our voting stock is controlled by members of the Brown family, and, collectively, they have the ability to control the outcome of stockholder votes, including the election of all of our directors and the approval or rejection of any merger, change of control, or other significant corporate transactions. We believe that having a long-term-focused, committed, and engaged shareholder base provides us with an important strategic advantage, particularly in a business with aged products and multi-generational brands. This advantage could be eroded or lost, however, should Brown family members cease, collectively, to be controlling stockholders of the Company. We believe that it is in the interests of all shareholders that we remain independent and family-controlled, and we believe the Brown family stockholders share these interests. Thus, our common stock dual class share structure, as it has existed since 1959, is perpetual, and we do not have a sunset provision in our Restated Certificate of Incorporation or By-laws that provides for the eventual reclassification of the non-voting common stock to voting common stock. However, the Brown family’s interests may not always be aligned with other stockholders’ interests. By exercising their control, the Brown family could cause the Company to take actions that are at odds with the investment goals or interests of institutional, short-term, non-voting, or other non-controlling investors, or that have a negative effect on our stock price. Further, because the Brown family controls the majority of our voting stock, Brown-Forman might be a less attractive takeover target, which could adversely affect the market price of both our voting and our non-voting common stock. And the difference in voting rights for our common stock could also adversely and disproportionately affect the value of our Class B non-voting common stock to the extent that investors view, or any potential future purchaser of our Company views, the superior voting rights and control represented by the Class A common stock to have value.
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
In addition to our company-owned production locations and our corporate offices in Louisville, Kentucky, we lease office space for use in our sales, marketing, and administrative operations in the United States and in over 40 other cities around the globe. The lease terms expire at various dates and are generally renewable. Our most significant leased office locations outside Louisville are:

•	United States: Irving, Texas; Irvine, California; Baltimore, Maryland; Atlanta, Georgia; San Rafael, California; and Washington, D.C.

•
International: Guadalajara, Mexico; Hamburg, Germany; Moscow, Russia; Warsaw, Poland; Sydney, Australia; São Paulo, Brazil; Paris, France; Prague, Czechia; Amsterdam, Netherlands; London, United Kingdom; Barcelona, Spain; Mexico City, Mexico; Seoul, South Korea; Gurgaon, India; Istanbul, Turkey; Shanghai, China; Hong Kong; Cape Town, South Africa; Dubai, United Arab Emirates; Kiev, Ukraine; and Tokyo, Japan.

Significant Properties

Location	Principal Activities	Notes

United States:
Louisville, Kentucky	Corporate offices	Includes several renovated historic structures
	Distilling, bottling, warehousing	Home of Old Forester
Visitors’ center
	Cooperage	Brown-Forman Cooperage
Lynchburg, Tennessee	Distilling, bottling, warehousing	Home of Jack Daniel’s
Visitors’ center
Woodford County, Kentucky	Distilling, bottling, warehousing	Home of Woodford Reserve
Visitors’ center
Windsor, California	Vineyards, winery, bottling, warehousing	Home of Sonoma-Cutrer
Visitors’ center
Decatur, Alabama	Cooperage	Jack Daniel Cooperage
Clifton, Tennessee	Stave and heading mill
Stevenson, Alabama	Stave and heading mill
Spencer, Indiana	Stave and heading mill
Jackson, Ohio	Stave and heading mill	Land is leased from a third party

International:
Collingwood, Canada	Distilling, warehousing	Home of Canadian Mist
Cour-Cheverny, France	Distilling, bottling, warehousing	Home of Chambord
Amatitán, Mexico	Distilling, bottling, warehousing	Home of our tequilas and New Mix RTDs
Visitors’ center
Slane, Ireland	Distilling	Home of Slane Irish Whiskey
Visitors’ center
Aberdeenshire, Scotland	Distilling, warehousing	Home of Glendronach
Visitors’ center
Morayshire, Scotland	Distilling, warehousing	Home of BenRiach
Visitors’ center
Newbridge, Scotland	Bottling
Portsoy, Scotland	Distilling, warehousing	Home of Glenglassaugh
Visitors’ center
We believe that our facilities are in good condition and are adequate for our business.

Item 3. Legal Proceedings
We operate in a litigious environment and we are sued in the normal course of business. We do not anticipate that any pending suits will have, individually or in the aggregate, a material adverse effect on our financial position, results of operations, or liquidity.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our Class A and Class B common stock is traded on the New York Stock Exchange under the symbols “BFA” and “BFB,” respectively. As of May 31, 2018, there were 2,639 holders of record of Class A common stock and 5,486 holders of record of Class B common stock. Because of overlapping ownership between classes, as of May 31, 2018, we had only 5,431 distinct common stockholders of record.
The following table presents, for the periods indicated, the high and low sales prices per share for our Class A and Class B common stock, as reported on the New York Stock Exchange composite index, and dividend per share information:

	Fiscal 2017					Fiscal 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Market price per share:
Class A high	$43.42	$43.56	$39.46	$40.04	$43.56	$42.75	$42.62	$51.30	$55.67	$55.67
Class A low	40.62	37.60	36.50	37.09	36.50	35.50	37.79	41.14	46.61	35.50
Class B high	40.32	40.85	37.63	39.16	40.85	45.54	45.62	55.66	56.52	56.52
Class B low	37.56	35.73	35.17	36.01	35.17	37.82	38.43	44.08	50.66	37.82
Cash dividends per share:
Declared	0.272	—	0.292	—	0.564	0.292	—	1.316	—	1.608
Paid	0.136	0.136	0.146	0.146	0.564	0.146	0.146	0.158	1.158	1.608

Notes:
1. Amounts have been adjusted for a 5-for-4 stock split that occurred in February 2018.
2. Cash dividends for fiscal 2018 include a special dividend of $1.00 per share.
Equity Compensation Plan Information
The following table summarizes information as of April 30, 2018, about our equity compensation plans under which we have made grants of stock options, stock appreciation rights, restricted stock, market value units, performance units, or other equity awards.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights[1]	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights[2]	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by Class A common stockholders	3,365,537	$29.67	14,790,843
1Includes 2,971,180 Class B common shares to be issued upon exercise of stock-settled stock appreciation rights (SSARs); 199,973 Class B common restricted stock units (RSUs); 114,703 Class A common deferred stock units (DSUs); and 79,681 Class B common DSUs issued under the Brown-Forman 2004 or 2013 Omnibus Compensation Plans. Does not include issued shares of performance-based restricted stock. SSARs are exercisable for an amount of our common stock with a value equal to the increase in the fair market value of the common stock from the date the SSARs were granted. The fair market value of our common stock at fiscal year-end has been used for the purposes of reporting the number of shares to be issued upon exercise of the 7,215,010 SSARs outstanding at fiscal year-end.
2RSUs and DSUs have no exercise price because their value depends on continued employment or service over time, and are to be settled for shares of Class B common stock. Accordingly, these have been disregarded for purposes of computing the weighted-average exercise price.

Stock Performance Graph
The graph below compares the cumulative total shareholder return of our Class B common stock for the last five years with the Standard & Poor’s 500 Index, the Dow Jones U.S. Consumer Goods Index, and the Dow Jones U.S. Food & Beverage Index. The information presented assumes an initial investment of $100 on April 30, 2013, and that all dividends were reinvested. The cumulative returns shown represent the value that each of these investments would have had on April 30 in the years since 2013.

Item 6. Selected Financial Data
This selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the accompanying Notes contained in “Item 8. Financial Statements and Supplementary Data.”

	(Dollars in millions, except per share amounts)
	2014	2015	2016	2017	2018
For Year Ended April 30:
Net sales	$2,991	$3,134	$3,089	$2,994	$3,248
Gross profit	$2,078	$2,183	$2,144	$2,021	$2,202
Operating income	$971	$1,027	$1,533	$989	$1,039
Net income	$659	$684	$1,067	$669	$717
Weighted average shares used to calculate earnings per share
– Basic	533.6	529.0	507.4	484.6	480.3
– Diluted	537.7	532.7	510.7	488.1	484.2
Earnings per share from continuing operations
– Basic	$1.23	$1.29	$2.10	$1.38	$1.49
– Diluted	$1.22	$1.28	$2.09	$1.37	$1.48
Gross margin	69.5%	69.7%	69.4%	67.5%	67.8%
Operating margin	32.5%	32.8%	49.6%	33.0%	32.0%
Effective tax rate	30.5%	31.7%	28.3%	28.3%	26.6%
Average invested capital	$3,131	$3,196	$3,221	$3,591	$3,832
Return on average invested capital	21.6%	22.0%	34.1%	19.8%	20.0%
Cash flow from operations	$649	$608	$524	$639	$632
Cash dividends declared per common share	$0.436	$0.484	$0.524	$0.564	$1.608
Dividend payout ratio	35.3%	37.5%	25.0%	40.9%	107.8%
As of April 30:
Total assets	$4,103	$4,188	$4,183	$4,625	$4,976
Long-term debt	$997	$743	$1,230	$1,689	$2,341
Total debt	$1,005	$1,183	$1,501	$2,149	$2,556

Notes:

1.	Includes the results of Southern Comfort and Tuaca, both of which were sold in March 2016 at a gain of $485 million (pre-tax). Includes the results of BenRiach since its acquisition in June 2016.
2.	Weighted average shares, earnings per share, and cash dividends declared per common share have been adjusted for a 2-for-1 stock split in August 2016 and a 5-for-4 stock split in February 2018.
3.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Non-GAAP Financial Measures” for details on our use of “return on average invested capital,” including how we calculate this measure and why we think this information is useful to readers.

4.	Cash dividends declared per common share include a special cash dividend of $1.00 in fiscal 2018.
5.	We define dividend payout ratio as cash dividends divided by net income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader better understand Brown-Forman, our operations, our financial results, and our current business environment. Please read this MD&A in conjunction with our Consolidated Financial Statements and the accompanying Notes contained in “Item 8. Financial Statements and Supplementary Data” (the Consolidated Financial Statements). All share and per share amounts have been adjusted for a 5-for-4 stock split in February 2018 (see Note 10 to the Consolidated Financial Statements for additional information).
Our MD&A is organized as follows:

Table of Contents
Page
Presentation basis. This MD&A reflects the basis of presentation described in Note 1 “Accounting Policies” to the Consolidated Financial Statements. In addition, we define statistical and non-GAAP financial measures that we believe help readers understand our results of operations and the trends affecting our business.	26
Significant developments. We discuss developments during the most recent three fiscal years. Please read this section in conjunction with “Item 1. Business,” which provides a general description of our business and strategy.	29
Executive summary. We discuss (a) fiscal 2018 highlights and (b) our outlook for fiscal 2019, including the trends, developments, and uncertainties that we expect to affect our business.	30
Results of operations. We discuss (a) fiscal 2018 results for our largest markets, (b) fiscal 2018 results for our largest brands, and (c) the causes of year-over-year changes in our income statement line items, including transactions and other items that affect the comparability of our results, for fiscal years 2017 and 2018.	32
Liquidity and capital resources. We discuss (a) the causes of year-over-year changes in cash flows from operating activities, investing activities, and financing activities; (b) recent and expected future capital expenditures; (c) dividends and share repurchases; and (d) our liquidity position, including capital resources available to us.	42
Off-balance sheet arrangements and long-term obligations.	44
Critical accounting policies and estimates. We discuss the critical accounting policies and estimates that require significant management judgment.	45
Presentation Basis
Non-GAAP Financial Measures
We use some financial measures in this report that are not measures of financial performance under U.S. generally accepted accounting principles (GAAP). These non-GAAP measures, defined below, should be viewed as supplements to (not substitutes for) our results of operations and other measures reported under GAAP. Other companies may not define or calculate these non-GAAP measures in the same way.
“Underlying change” in income statement measures. We present changes in certain income statement measures, or line items, that are adjusted to an “underlying” basis. We use “underlying change” for the following income statement measures: (a) underlying net sales; (b) underlying cost of sales; (c) underlying gross profit; (d) underlying advertising expenses; (e) underlying selling, general, and administrative (SG&A) expenses; (f) underlying other expense (income); (g) underlying operating expenses;1 and (h) underlying operating income. To calculate these measures, we adjust, as applicable, for (a) acquisitions and divestitures, (b) foreign exchange, (c) estimated net changes in distributor inventories, and (d) the establishment of our charitable foundation. We explain these adjustments below.

•
“Acquisitions and divestitures.” This adjustment removes (a) any non-recurring effects related to our acquisitions and divestitures (e.g., transaction gains or losses, transaction costs, and integration costs), and (b) the effects of operating activity related to acquired and divested brands for periods not comparable year over year (non-comparable periods). By excluding non-comparable periods, we therefore include the effects of acquired and divested brands only to the extent that results are comparable year over year.

1Operating expenses include advertising expense, SG&A expense, and other expense (income), net.

In fiscal 2016, we sold our Southern Comfort and Tuaca brands and related assets to Sazerac Company, Inc. and entered into a related transition services agreement (TSA). During fiscal 2017, we completed our obligations under the TSA. This adjustment removes the net sales, cost of sales, and operating expenses recognized in fiscal 2017 pursuant to the TSA related to contract bottling services and distribution services in certain markets.
On June 1, 2016, we acquired The BenRiach Distillery Company Limited (BenRiach). This adjustment removes (a) transaction and integration costs related to the acquisition and (b) operating activity for the acquired business for the non-comparable period. With respect to comparisons of fiscal 2017 to fiscal 2016, the non-comparable period comprised all months; with respect to comparisons of fiscal 2018 to fiscal 2017, the non-comparable period is the month of May.

•
“Foreign exchange.” We calculate the percentage change in our income statement line items in accordance with GAAP and adjust to exclude the cost or benefit of currency fluctuations. Adjusting for foreign exchange allows us to understand our business on a constant-dollar basis, as fluctuations in exchange rates can distort the underlying trend both positively and negatively. (In this report, “dollar” always means the U.S. dollar unless stated otherwise.) To eliminate the effect of foreign exchange fluctuations when comparing across periods, we translate current-year results at prior-year rates and remove foreign exchange gains and losses from current- and prior-year periods.

•
“Estimated net change in distributor inventories.” This adjustment refers to the estimated net effect of changes in distributor inventories on changes in our income statement line items. For each period compared, we use volume information from our distributors to estimate the effect of distributor inventory changes on our income statement line items.

•
“Foundation.” In the fourth quarter of fiscal 2018, we established the Brown-Forman Foundation (the Foundation) with an initial $70 million contribution to support the company’s charitable giving program in the communities where our employees live and work. This adjustment removes the initial $70 million contribution to the Foundation from our underlying SG&A expenses and underlying operating income to present our underlying results on a comparable basis.

We use the non-GAAP measures “underlying change”: (a) to understand our performance from period to period on a consistent basis; (b) to compare our performance to that of our competitors; (c) in connection with management incentive compensation calculations; (d) in our planning and forecasting processes; and (e) in communications concerning our financial performance with the board of directors, stockholders, and investment analysts. We reconcile the “underlying changes in income statement measures” to their nearest GAAP measures in the tables below under “Results of Operations - Year-Over-Year Comparisons.” We have consistently applied the adjustments within our reconciliations in arriving at each non-GAAP measure.
Definitions
Aggregations.
From time to time, to explain our results of operations or to highlight trends and uncertainties affecting our business, we aggregate markets according to stage of economic development as defined by the International Monetary Fund (IMF) and we aggregate brands by spirits category. Below, we define the aggregations used in this report.
Geographic Aggregations.

•
“Developed” markets are “advanced economies” as defined by the IMF. Our largest developed markets are the United States, the United Kingdom, and Australia. Developed international markets are developed markets excluding the United States.

•	“Emerging” markets are “emerging and developing economies” as defined by the IMF. Our largest emerging markets are Mexico and Poland.
In “Results of Operations - Fiscal 2018 Market Highlights,” we provide supplemental information for our largest markets ranked by percentage of total fiscal 2018 net sales. In addition to markets listed by country name, we include the following aggregations:

•	“Rest of Europe” includes all markets in Europe and the Commonwealth of Independent States other than those specifically listed.

•	“Remaining geographies” represents all markets (approximately 110) other than those specifically listed or included in “Rest of Europe,” with the largest being Brazil, South Africa, and China.

•	“Travel Retail” represents our sales to global duty-free customers, travel retail customers, and the U.S. military.

•	“Other non-branded” includes used barrel, bulk whiskey and wine, and contract bottling sales.

Brand Aggregations.

•	“Premium bourbon” products include Woodford Reserve, Old Forester, and Coopers’ Craft.

•	“American whiskey” products include the Jack Daniel’s family of brands, premium bourbons, and Early Times.

•	“Tequila” products include el Jimador, Herradura, New Mix, Pepe Lopez, and Antiguo.
In “Results of Operations - Fiscal 2018 Brand Highlights,” we provide supplemental information for our largest brands ranked by percentage of total fiscal 2018 net sales. In addition to brands listed by name, we include the following aggregations:

•
“Jack Daniel’s family of brands” includes Jack Daniel’s Tennessee Whiskey (JDTW), Jack Daniel’s RTD and RTP products (JD RTDs/RTP), Jack Daniel’s Tennessee Honey (JDTH), Gentleman Jack, Jack Daniel’s Tennessee Fire (JDTF), Jack Daniel’s Single Barrel Collection, Jack Daniel’s Tennessee Rye Whiskey (JDTR), Jack Daniel’s Sinatra Select, and Jack Daniel’s No. 27 Gold Tennessee Whiskey.

•
“Jack Daniel’s RTDs/RTP” products include all RTD line extensions of Jack Daniel’s, such as Jack Daniel’s & Cola, Jack Daniel’s & Diet Cola, Jack & Ginger, Jack Daniel’s Country Cocktails, Gentleman Jack & Cola, Jack Daniel’s Double Jack, Jack Daniel’s American Serve, Jack Daniel’s Tennessee Honey RTD, Jack Daniel’s Cider (JD Cider), Jack Daniel’s Lynchburg Lemonade (JD Lynchburg Lemonade), and the seasonal Jack Daniel’s Winter Jack RTP.

Other Metrics.

•
“Depletions.” We generally record revenues when we ship our products to our customers. Depending on our route-to-consumer (RTC), we ship products to either (a) retail or wholesale customers in owned distribution markets or (b) our distributor customers in other markets. “Depletions” is a term commonly used in the beverage alcohol industry to describe volume. Depending on the context, “depletions” means either (a) our shipments directly to retail or wholesale customers for owned distribution markets or (b) shipments from our distributor customers to retailers and wholesalers in other markets. We believe that depletions measure volume in a way that more closely reflects consumer demand than our shipments to distributor customers do. In this document, unless otherwise specified, we refer to “depletions” when discussing volume.

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

•
“Consumer takeaway.” When discussing trends in the market, we refer to “consumer takeaway,” a term commonly used in the beverage alcohol industry. “Consumer takeaway” refers to the purchase of product by the consumer from a retail outlet as measured by volume or retail sales value. This information is provided by third parties, such as Nielsen and the National Alcohol Beverage Control Association (NABCA). Our estimates of market share or changes in market share are derived from consumer takeaway data using the retail sales value metric.

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
We reconcile each of these measures to their nearest GAAP measures in the tables below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary.” We have consistently applied the adjustments within our reconciliations in arriving at each non-GAAP measure.

Significant Developments
Below we discuss the significant developments in our business during fiscal 2016, fiscal 2017, and fiscal 2018. These developments relate to (a) innovation, (b) acquisitions and divestitures, and (c) capital deployment.
Innovation

•	Jack Daniel’s family of brands. Innovation within the Jack Daniel’s family of brands has driven growth over the last three years:

◦
We introduced our second Jack Daniel’s flavored whiskey product, JDTF, starting with the United States in late fiscal 2015. In fiscal 2016, we completed the U.S. launch and continued the global rollout of JDTF. In fiscal 2017, we expanded JDTF to markets including France, Germany, and Travel Retail. In fiscal 2018, we expanded JDTF to Brazil and Chile.

◦
In fiscal 2018, we introduced several new Jack Daniel’s RTD products, including Jack Daniel’s Southern Peach Country Cocktails in the United States, Jack Daniel’s Cider in the United Kingdom, and Jack Daniel’s Lynchburg Lemonade in Germany. These introductions all contributed to our Jack Daniel’s RTD growth in those markets.

◦
In fiscal 2018, we introduced JDTR, the first full-strength whiskey from the Jack Daniel’s family of brands in over two decades, in the United States and certain international markets. With this successful launch, our total Rye whiskey portfolio, including Woodford Reserve Rye Whiskey and Jack Daniel’s Single Barrel Rye, surpassed 100,000 nine-liter cases in fiscal 2018.

•	Other American whiskeys. We continue to capitalize on consumers’ interest in super- and ultra-premium whiskey with our range of brands, including Woodford Reserve and Old Forester.

◦
In fiscal 2017, we unveiled new packaging for Woodford Reserve Double Oaked, the most successful line extension from Woodford Reserve to date (first introduced in 2012). The Double Oaked variant of Woodford Reserve continued to contribute meaningfully to the brand’s growth and reached nearly 50,000 nine-liter cases in fiscal 2018.

◦
From fiscal 2015 to fiscal 2017, we introduced three Old Forester craft expressions in our Old Forester Whiskey Row Series. In fiscal 2018, we added Old Forester Statesman, which won a double gold medal at the 2018 San Francisco World Spirits Competition. In addition, we launched new packaging for our core Old Forester bourbons in February 2017. Our founding brand grew net sales by more than 35% per year from fiscal 2015 through fiscal 2018.

◦	Also in fiscal 2017, we introduced our first entirely new bourbon in 20 years, Coopers’ Craft, a super-premium brand now in limited distribution in the United States.

•
Tequila brands. We experienced another record year for our tequila brands in fiscal 2018, as Herradura, el Jimador, and New Mix contributed significantly to our overall net sales growth. In fiscal 2015, we released Herradura Ultra to participate in the fast-growing market for ultra-premium “cristalino” tequilas in Mexico, and it has been a significant driver of our tequila growth during the last four fiscal years, surpassing 70,000 nine-liter cases in fiscal 2018.

Acquisitions and Divestitures

•
In June 2015, we purchased all of the shares of Slane Castle Irish Whiskey Limited. In April 2017, we unveiled the first product from our Slane Irish Whiskey brand in Travel Retail in Ireland, and we introduced the brand selectively in the United States, the United Kingdom, and Australia in the summer of 2017. In fiscal 2019, we plan to expand Slane nationally in the United States.

•
In March 2016, we sold our Southern Comfort and Tuaca brands and related assets to Sazerac Company, Inc. for $543 million in cash, which resulted in a gain of $485 million in the fourth quarter of fiscal 2016. We substantially completed all activities related to this transition of ownership in fiscal 2017. See ‘‘Executive Summary’’ below and Note 15 to the Consolidated Financial Statements for additional information about the financial impact of the sale of Southern Comfort and Tuaca.

•
On June 1, 2016, we acquired The BenRiach Distillery Company Limited (BenRiach) for aggregate consideration of $407 million, consisting of a purchase price of $341 million and $66 million in assumed debt and transaction-related obligations that we have since paid. The acquisition, which brought three single malt Scotch whisky brands into our portfolio, included brand trademarks, inventories, three homeplaces, three malt distilleries, a bottling plant, and BenRiach’s headquarters in Edinburgh, Scotland. We believe that these super-premium brands will provide us an opportunity to participate in the growing single malt Scotch category and strengthen our portfolio’s long-term growth prospects in the United States, the United

Kingdom, Taiwan, Germany, and Travel Retail. See Note 16 to the Consolidated Financial Statements for additional information.
Capital Deployment

•
Beyond the acquisition and divestiture activities described above, we have focused our capital deployment initiatives on (a) enabling the expected future growth of our existing businesses through investments in our production capacity, barrel whiskey inventory, and brand-building efforts; and (b) returning cash to our shareholders.

•	Investments. From fiscal 2016 through fiscal 2018, our capital expenditures totaled approximately $350 million and focused on enabling the growth of our premium whiskey brands:

◦	Jack Daniel’s. We continued to expand our shipping warehouse facility and built an additional warehouse.

◦	Woodford Reserve. We expanded our bottling facility and built four new warehouses.

◦	Old Forester. We continued construction of the Old Forester Distillery and visitors’ center on Main Street in Louisville, Kentucky, which we expect to open in June 2018.

◦
Slane Irish Whiskey. We opened a consumer experience on the historic Slane Castle Estate in the fall of 2017. We also continued building a new distillery, which we expect to open in the summer of 2018.

•
Debt and equity transactions. From fiscal 2016 through fiscal 2018, we returned $3.0 billion to our shareholders through $0.8 billion in regular quarterly dividends, $0.5 billion in special dividends, and $1.7 billion in share repurchases. We financed our dividends and repurchases with cash on hand and proceeds from the issuance of long-term debt totaling $1.8 billion (net).

Executive Summary
Fiscal 2018 Highlights

•
We delivered net sales of $3.2 billion, an increase of 8% compared to fiscal 2017. Excluding (a) the positive effect of foreign exchange driven by the strengthening of the euro, Polish zloty, and Mexican peso and (b) an estimated net increase in distributor inventories in the United States, we grew underlying net sales 6%.

◦	From a brand perspective, our underlying net sales growth was driven by the Jack Daniel’s family of brands, our premium bourbon brands, and our tequila brands.

◦
From a geographic perspective, the United States and emerging markets led the growth in underlying net sales, while developed international markets also accelerated underlying net sales growth compared to fiscal 2017.

•
We delivered operating income of $1.0 billion, an increase of 5% compared to fiscal 2017. Excluding the impact of (a) the $70 million contribution to establish the Foundation, (b) the positive effect of foreign exchange, and (c) an estimated net increase in distributor inventories, underlying operating income grew 8%.

•	We delivered diluted earnings per share of $1.48, an increase of 8% compared to fiscal 2017 due to an increase in reported operating income and a reduction in our effective tax rate.

•	Our return on average invested capital increased to 20.0% in fiscal 2018, compared to 19.8% in fiscal 2017.

Summary of Operating Performance Fiscal 2016 - 2018

				Reported Change				Underlying Change[1]
Fiscal year ended April 30	2016	2017	2018	2016 vs. 2017		2017 vs. 2018		2016 vs. 2017	2017 vs. 2018

Net sales	$3,089	$2,994	$3,248	(3%)		8%		3%	6%
Cost of sales	945	973	1,046	3%		7%		4%	8%
Gross profit	2,144	2,021	2,202	(6%)		9%		3%	6%
Advertising	417	383	414	(8%)		8%		2%	6%
SG&A	688	667	765	(3%)		15%		(2%)	3%
Operating income	$1,533	$989	$1,039	(35%)		5%		7%	8%

Total operating expenses[2]	$1,096	$1,032	$1,163	(6%)		13%		(1%)	4%

As a percentage of net sales[3]
Gross profit	69.4%	67.5%	67.8%	(1.9	pp)	0.3	pp
Operating expenses[2]	35.5%	34.5%	35.8%	(1.0	pp)	1.3	pp
Operating income	49.6%	33.0%	32.0%	(16.6	pp)	(1.0	pp)

Interest expense, net	$44	$56	$62	29%		9%
Effective tax rate	28.3%	28.3%	26.6%	—		(1.7	pp)
Diluted earnings per share	$2.09	$1.37	$1.48	(34%)		8%
Return on average invested capital[4]	34.1%	19.8%	20.0%	(14.3	pp)	0.2	pp

1See “Non-GAAP Financial Measures” above for details on our use of “underlying changes,” including how we calculate these measures and why we think this information is useful to readers.
2Operating expenses include advertising expense, SG&A expense, and other expense (income), net.
3Year-over-year changes in percentages are reported in percentage points (pp).
4See “Non-GAAP Financial Measures” above for details on our use of “return on average invested capital,” including how we calculate this measure and why we think this information is useful to readers.
Fiscal 2019 Outlook
We are optimistic about our prospects for growth of net sales, operating income, and diluted earnings per share in fiscal 2019. Below we discuss our current expectations for fiscal 2019, including trends, developments, and uncertainties that we expect may affect our business. When we provide guidance for underlying change for the following income statement measures we do not provide guidance for the corresponding GAAP change because the GAAP measure will include items that are difficult to quantify or predict with reasonable certainty, including the estimated net change in distributor inventories and foreign exchange, each of which could have a significant impact to our GAAP income statement measures.
Outlook for key measures:

•
Underlying net sales. We expect the underlying net sales growth rate trend from fiscal 2018 to continue. We anticipate the Jack Daniel’s family of brands, our portfolio of premium bourbons, and our tequila brands to again drive our growth. We expect that volume will be the most significant driver of underlying net sales growth in fiscal 2019.

•
Underlying expenses. We expect total underlying expenses to grow more slowly than net sales. In addition, we expect: (a) for underlying cost of sales, input costs should increase in the mid-single digits, (b) underlying advertising expenses should grow at a rate similar to our net sales growth rate, and (c) underlying SG&A expenses to be approximately unchanged compared to fiscal 2018.

Additional considerations related to our fiscal 2019 outlook:

•
Revenue from Contracts with Customers. In fiscal 2019, we will implement ASU 2014-09, which replaces existing revenue recognition guidance. We have concluded that adoption will not have a material impact on our financial statements. However, under the new standard, we will estimate and recognize the cost of certain customer incentives earlier than we have historically. Although we expect this change in timing to shift the recognition of these costs among fiscal quarters, we do not expect the full-year impact to be significant. Additionally, some payments to customers previously classified as advertising or SG&A expenses will be classified as reductions of net sales under the new standard. We anticipate the impact of this change in classification to be insignificant. See Note 1 to the Consolidated Financial Statements for additional information.

•
Productivity and efficiency initiative. In June 2017, we announced a three-year (fiscal 2018 – fiscal 2020) cost-saving and productivity initiative to deliver sustainable cost savings and accelerate our net sales growth rate. We expect to invest a portion of the cost savings generated by the initiative in incremental advertising and promotional activities. Our fiscal 2019 outlook reflects this initiative’s expected effects.

•
Foreign exchange. In fiscal 2018, our reported results were helped by foreign exchange due to the weakening of the U.S. dollar. We cannot predict the movement of foreign exchange rates with reasonable certainty; however, considering spot rates as of April 30, 2018, we expect a modest negative effect to our fiscal 2019 results. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for details about foreign exchange and our business.

•
Tax Act. In December 2017, the U.S. government enacted the Tax Cuts and Jobs Act (Tax Act), which significantly revises the U.S. corporate income tax by lowering the U.S. corporate income tax rate. During fiscal 2018, we recorded a provisional net charge of $43 million related to the transitional impacts of the Tax Act. Our fiscal 2019 effective tax rate will not include these transitional impacts of the Tax Act and will include a full year of the lower U.S. corporate income tax rate. See Note 12 to the Consolidated Financial Statements for additional information.

•
Foundation. In fiscal 2018, we established the Brown-Forman Foundation with an initial contribution of $70 million, which we do not expect to repeat in fiscal 2019. The expense recorded to establish the Foundation was removed from our underlying change in fiscal 2018 SG&A and operating income measures. See “Non-GAAP Financial Measures” above for details.

•
Tariffs. In response to the U.S. tariffs on steel and aluminum, the European Union and several other countries including Canada, China, Russia, and Turkey have threatened retaliatory tariffs. In addition, Mexico has imposed retaliatory tariffs on U.S. goods, including American whiskey. We have a significant U.S. manufacturing base and export our American whiskeys around the world. As the extent of any potential tariffs from key U.S. trading partners is uncertain, their potential impact on our business is unknown. We continue to monitor this situation and consider measures to mitigate risk.

Results of Operations
Fiscal 2018 Market Highlights
The following table shows net sales results for our ten largest markets, summarized by geographic area, for fiscal 2018 compared to fiscal 2017. We discuss the most significant changes in net sales for each market.
Top 10 Markets - Percentage of Fiscal 2018 Total Net Sales and Fiscal 2018 Net Sales Growth by Geographic Area

		Net Sales % Change vs. 2017
Markets[1]	% of Fiscal 2018 Net Sales	Reported	Acquisitions and Divestitures	Foreign Exchange	Estimated Net Chg in Distributor Inventories	Underlying[2]
United States	47%	7%	—%	—%	(2%)	5%
Europe	27%	12%	—%	(4%)	—%	8%
United Kingdom	6%	4%	—%	(1%)	—%	3%
Germany	5%	14%	—%	(4%)	—%	10%
France	4%	11%	—%	(5%)	—%	6%
Poland	3%	15%	—%	(7%)	—%	7%
Russia	1%	52%	—%	(3%)	(30%)	19%
Rest of Europe	8%	12%	—%	(5%)	2%	9%
Australia	5%	8%	1%	(1%)	—%	8%
Other geographies	14%	10%	—%	(2%)	1%	9%
Mexico	5%	15%	—%	(3%)	—%	12%
Brazil	1%	34%	—%	3%	(8%)	28%
Canada	1%	2%	—%	(1%)	2%	3%
Remaining geographies	7%	3%	—%	(1%)	3%	5%
Travel Retail	4%	13%	—%	—%	(5%)	8%
Other non-branded	3%	(2%)	11%	(1%)	—%	9%
Total	100%	8%	—%	(1%)	(1%)	6%
Note: Totals may differ due to rounding

1See “Definitions” above for definitions of market aggregations presented here.
2See “Non-GAAP Financial Measures” above for details on our use of “underlying change” in net sales, including how we calculate this measure and why we believe this information is useful to readers.

The United States, our most important market, accounted for 47% of our reported net sales in fiscal 2018, down from 48% in fiscal 2017. In fiscal 2018, reported net sales in the United States grew 7%, while underlying net sales increased 5%, after adjusting for an estimated net increase in distributor inventories. Underlying net sales gains were fueled by (a) the Jack Daniel’s family of brands, led by JDTW, JDTH, and the launch of JDTR; (b) our premium bourbon brands, led by Woodford Reserve and Old Forester; and (c) the growth of our tequila brands. This growth was partially offset by declines of Korbel Champagne and Canadian Mist.
Europe accounted for 27% of our reported net sales in fiscal 2018, up from 26% in fiscal 2017. For fiscal 2018, reported net sales in Europe increased 12%, while underlying net sales grew 8%, after adjusting for the positive effect of foreign exchange driven by the weakening of the dollar against the euro, Polish zloty, British pound, and Turkish lira. Underlying net sales growth was driven by gains in Germany, Russia, France, Poland, Turkey, the United Kingdom, and Spain.

•	In the United Kingdom, underlying net sales growth was driven by the launch of JD Cider and higher volumes of JDTW.

•
In Germany, underlying net sales growth was driven by higher volumes, higher prices, and favorable mix of JD RTDs and JDTW. JD RTDs benefited from the launch of JD Lynchburg Lemonade RTD in fiscal 2018.

•
In France, underlying net sales growth was primarily driven by higher volumes of JDTW and JDTH, as the Jack Daniel’s family of brands continued to gain market share in the world’s fourth largest whiskey market.[1]

•	In Poland, higher volumes of JDTW fueled underlying net sales growth driven by strong consumer takeaway trends.

•
In Russia, underlying net sales growth was driven by higher pricing on Finlandia, partially offset by declines of JDTW. The higher price of Finlandia is partly attributed to import duties resulting from a change in our RTC in fiscal 2017.

•
Underlying net sales growth in the rest of Europe was led by increases in Turkey, Spain, and Ukraine. Growth in Spain has accelerated in fiscal 2018 following our strategic investment in a new distribution operation.

Australia accounted for 5% of our reported net sales in both fiscal 2018 and fiscal 2017. In fiscal 2018, reported net sales grew 8%, while underlying net sales also increased 8% after adjusting for the positive effect of foreign exchange and the offsetting loss of net sales related to our TSA for Southern Comfort and Tuaca. Underlying net sales growth was led by higher prices of our core JD RTD brands, Jack Daniel’s & Cola and Jack Daniel’s Double Jack, along with volumetric growth of JDTW.
Net sales for our other geographies constituted 14% of our reported net sales in both fiscal 2018 and fiscal 2017. Reported net sales increased 10% in fiscal 2018 and underlying net sales were up 9% after adjusting reported results for the positive effect of foreign exchange driven by the weakening of the dollar against the Mexican peso and an estimated net decrease in distributor inventories. Underlying net sales growth was led by Mexico, Brazil, and China, partially offset by declines in Japan.
Travel Retail accounted for 4% of our reported net sales in fiscal 2018 and fiscal 2017. Reported net sales increased 13% in fiscal 2018 and underlying net sales increased 8% after adjusting for an estimated net increase in distributor inventories. Underlying net sales growth in fiscal 2018 was driven by increased travel, stabilization of foreign exchange, and increased promotional activity resulting in higher volumes of JDTW, Woodford Reserve, and Gentleman Jack.
Other non-branded accounted for 3% of our reported net sales in both fiscal 2018 and fiscal 2017. Reported net sales decreased 2%, while underlying net sales grew 9% after removing the net effect of acquired and divested businesses (primarily contract bottling sales related to our TSA agreement) and the positive effect of foreign exchange. The increase in underlying net sales was driven by higher volumes of used barrel sales and an increase in bulk whiskey sales, partially offset by declines in contract bottling sales.

1IWSR, 2017 data.

Fiscal 2018 Brand Highlights
The following table highlights the worldwide results of our largest brands for fiscal 2018 compared to fiscal 2017. We discuss results of the brands most affecting our performance below the table.
Major Brands Worldwide Results for Fiscal 2018

	Depletions				Net Sales % Change vs. 2017
Brand family / brand[1]	Nine-Liter Cases (Millions)	% Change vs. 2017	Drinks-Equivalent (Millions)[1]	% Change vs. 2017	Reported	Foreign Exchange	Estimated Net Chg in Distributor Inventories	Underlying[2]
Jack Daniel’s Family	24.9	7%	17.1	6%	8%	(1%)	(1%)	6%
Jack Daniel’s Tennessee Whiskey	13.0	5%	13.0	5%	6%	(1%)	—%	4%
Jack Daniel’s Tennessee Honey	1.7	8%	1.7	8%	10%	(2%)	1%	9%
Jack Daniel’s RTDs/RTP	8.7	9%	0.9	9%	15%	(1%)	—%	14%
Gentleman Jack	0.6	7%	0.6	7%	9%	—%	(1%)	7%
Jack Daniel’s Tennessee Fire	0.6	14%	0.6	14%	20%	(1%)	(4%)	15%
Other Jack Daniel’s whiskey brands	0.3	27%	0.3	27%	26%	(2%)	(12%)	13%
Woodford Reserve	0.7	23%	0.7	23%	26%	—%	(4%)	22%
Finlandia	3.0	2%	3.0	2%	10%	(2%)	(3%)	5%
el Jimador	1.3	8%	1.3	8%	14%	(1%)	(4%)	9%
Herradura	0.5	15%	0.5	15%	17%	(1%)	3%	19%
Note: Totals may differ due to rounding

1See “Definitions” above for definitions of brand aggregations and volume measures presented here.
2See “Non-GAAP Financial Measures” above for details on our use of “underlying change” in net sales, including how we calculate this measure and why we believe this information is useful to readers.

In fiscal 2018, the Jack Daniel’s family of brands grew volumes 6% globally to 17.1 million drinks-equivalent nine-liter cases. Reported net sales for the family grew 8%, while underlying net sales increased 6% after adjusting for the positive effect of foreign exchange primarily due to the weakening of the dollar against the euro, Polish zloty, Turkish lira, British pound, and Mexican peso and an estimated net increase in distributor inventories in the United States. Jack Daniel’s family of brands was the most significant contributor to our total underlying net sales growth in fiscal 2018. Here are details about the underlying performance of the Jack Daniel’s family of brands:

•
Jack Daniel’s Tennessee Whiskey generates a significant percentage of our total net sales, and is our top priority. JDTW is the largest brand in the world priced over $25 per 750 ml per bottle[1] and the world’s fourth-largest premium spirits brand measured by both volume and retail value.[2] During calendar 2017, JDTW grew volume for the 26th consecutive year[2] and, among the top five premium spirits brands on the list, Jack Daniel’s Tennessee Whiskey was the only one to grow volume in each of the past five years[1] – an achievement that underscores our belief in the brand’s sustainable appeal and long-term growth potential. JDTW grew volumes 5% globally in fiscal 2018, a significant increase from its 1% growth rate in fiscal 2017. JDTW reported net sales grew 6%, while underlying net sales increased 4% led by the United States, Brazil, Poland, Turkey, France, Travel Retail, Germany, and Australia.

•
Since its introduction in late fiscal 2011, Jack Daniel’s Tennessee Honey has contributed significantly to our net sales growth. JDTH is now the 15th largest brand in the world priced over $25 per 750ml bottle.[1] In fiscal 2018, JDTH grew volumes by 8%, on top of the 6% growth rate last fiscal year. The brand grew reported net sales 10% and underlying net sales 9%, driven by higher volumes in the United States and France.

1IWSR, 2017 data.
[2]Based on industry statistics published by Impact Databank, a well-known U.S. trade publication, in March 2018.

•
The Jack Daniel’s RTDs/RTP brands grew volume 9%, reported net sales 15%, and underlying net sales 14% in fiscal 2018. JD RTDs’ underlying net sales growth was driven by higher prices in Australia and consumer-led volumetric gains and product innovation in Germany, the United States, and the United Kingdom.

•
Gentleman Jack grew volumes 7% in fiscal 2018 and surpassed 600 thousand nine-liter cases entering its 30th year of production. The brand grew reported net sales 9% and underlying net sales 7%, driven by volumetric growth in the United States and Travel Retail, as increased media propelled stronger sales in fiscal 2018 compared to fiscal 2017.

•
Jack Daniel’s Tennessee Fire grew volumes 14%, reported net sales 20%, and underlying net sales 15% in fiscal 2018. Underlying net sales growth was led by the United States, along with expansion into Brazil and Chile. JDTF has grown volumes each year since its introduction in late fiscal 2015.

•	Our Other Jack Daniel’s whiskey brands reported net sales grew 26% and underlying net sales increased 13%, fueled by the launch of JDTR in the fall of 2017.
Woodford Reserve grew volumes 23% in fiscal 2018 (after growing 18% in fiscal 2017 and 26% in fiscal 2016) and was once again selected as an Impact’s “Hot Brand.”1 In addition, reported net sales increased 26% and underlying net sales grew 22% in fiscal 2018. The United States is by far the brand’s most important market and was responsible for most of its growth during fiscal 2018. However, the brand continued its momentum outside the United States, growing volumes 21%, driven by Travel Retail. We believe Woodford Reserve is the leading super-premium American whiskey globally, and is poised for continued growth as interest in bourbon continues to increase around the world. During fiscal 2018, Woodford Reserve became the official sponsor of the Kentucky Derby. We plan to continue devoting substantial resources to Woodford Reserve to support its growth potential, including sustained advertising and capital investments.
Finlandia grew volumes 2% in fiscal 2018, while reported net sales increased 10%, and underlying net sales grew 5% after adjusting for the positive effect of foreign exchange and an estimated net increase in distributor inventories in Russia. The increase in underlying net sales was driven predominantly by higher prices in Russia, which was partly attributed to import duties resulting from a change in our route-to-consumer.
el Jimador grew volumes 8% in fiscal 2018, while reported net sales increased 14%, and underlying net sales were up 9% after adjusting for the positive effect of foreign exchange due to the weakening of the dollar against the Mexican peso and an estimated net increase in distributor inventories in the United States. Underlying net sales growth was driven by higher volumes in the United States, where el Jimador remained on the Impact’s “Hot Brands” list1 in calendar 2017.
Herradura grew volumes 15% in fiscal 2018, while reported net sales increased 17%, and underlying net sales were up 19% after adjusting for the positive effect of foreign exchange due to the weakening of the dollar against the Mexican peso and an estimated net decrease in distributor inventories in the United States. This growth was driven primarily by increased volumes and higher prices in the brand’s largest markets, the United States and Mexico. Mexico also benefited from consumer-led volumetric growth of Herradura Ultra, our “cristalino” tequila expression released in fiscal 2015. We remain focused on developing Herradura in the United States (where we continue to see considerable potential for growth), strengthening our position in Mexico, and continuing to build our presence in higher-value tequila markets throughout the world.

[1]Impact Databank published the Impact’s “Hot Brands - Spirits” list in March 2018.

Year-Over-Year Comparisons
Net Sales

Percentage change versus the prior fiscal year ended April 30		2018		2017
Change in reported net sales		8%		(3%)
Acquisitions and divestitures		—%		3%
Foreign exchange		(1%)		2%
Estimated net change in distributor inventories		(1%)		1%
Change in underlying net sales		6%		3%

Change in underlying net sales attributed to:
Volume	5%		2%
Net price/mix	2%		2%
Note: Totals may differ due to rounding
Fiscal 2018 compared to Fiscal 2017
Net sales of $3,248 million increased 8%, or $254 million, in fiscal 2018 compared to fiscal 2017. After adjusting reported results for the positive effect of foreign exchange and an estimated net increase in distributor inventories, underlying net sales grew 6%. The positive effect of foreign exchange was driven primarily by the dollar’s weakening against the euro, Polish zloty, and Mexican peso. Of the 6% change in underlying net sales, 5% was attributable to volume growth and nearly 2% was attributable to the positive impact of price/mix. Volume growth was led by the Jack Daniel's family of brands, tequilas, and premium bourbons. Improved price/mix was driven by (a) an increase in the share of sales of higher margin brands, most notably the Jack Daniel’s family of brands and Woodford Reserve, and (b) higher average pricing on JD RTDs and tequilas.
The primary factors contributing to underlying net sales growth were:

•	our American whiskey portfolio in the United States, led by Woodford Reserve, JDTW, JDTH, JDTF, Old Forester, Gentleman Jack, and the launch of JDTR;

•	JDTW in the majority of international markets, most notably Brazil, Poland, Turkey, France, Travel Retail, Germany, and Australia;

•	JD RTDs, led by volumetric gains and product innovation in Australia, Germany, the United States, and the United Kingdom;

•
our tequila brands, led by (1) volume gains and higher prices of New Mix in Mexico, (2) higher volumes of Herradura and el Jimador in the United States, and (3) higher volumes of Herradura, notably Herradura Ultra, in Mexico;

•	Finlandia in Russia;

•	used barrel volume growth; and

•	Woodford Reserve outside of the United States, driven by Travel Retail.
The primary factors partially offsetting underlying net sales growth were declines of:

•	Korbel Champagne volumes in the United States;

•	contract bottling sales; and

•	Canadian Mist volumes in the United States.
Fiscal 2017 compared to Fiscal 2016
Net sales of $2,994 million decreased 3%, or $95 million, in fiscal 2017 compared to fiscal 2016. After adjusting reported results for (a) the net effect of acquisitions and divestitures, (b) the negative effect of foreign exchange, and (c) the estimated net decrease in distributor inventories, underlying net sales grew 3%. The negative effect of foreign exchange was driven primarily by the dollar’s strengthening against the Mexican peso, euro, and British pound. The change in underlying net sales was driven almost equally by the positive impact of price/mix and volume growth. Volume growth was led by the Jack Daniel's family of brands and the tequilas, partially offset by declines in Canadian Mist. Improved price/mix was driven by (a) higher average pricing on JDTW and the tequilas, and (b) a shift in sales out of lower-priced brands (most notably, Canadian Mist) to higher priced brands (most notably, Jack Daniel's family of brands and Woodford Reserve); these gains were partially offset by declines in used barrel sales.

The primary factors contributing to underlying net sales growth were:

•	our American whiskey portfolio in the United States, led by JDTW, Woodford Reserve, Old Forester, and Gentleman Jack;

•	JDTW in several international markets, most notably Poland, France, the United Kingdom, Japan, Mexico, and Travel Retail;

•
our tequila brands, led by (1) higher prices and volume gains of New Mix in Mexico, (2) higher volumes of Herradura and el Jimador in the United States, and (3) higher volumes and price increases of Herradura in Mexico;

•	JD RTDs, partially due to new product introductions, led by Mexico, Germany, the United Kingdom, and Australia;

•	Sonoma-Cutrer and Korbel Champagne in the United States;

•	JDTF driven by launches in Germany, France, and Travel Retail; and

•	Woodford Reserve outside of the United States, driven by distribution expansion in Travel Retail.
The primary factors partially offsetting underlying net sales growth were declines of:

•	used barrel sales, reflecting lower prices due to increased supply of used barrels and somewhat weaker demand from blended Scotch industry buyers;

•	JDTW in Belgium, Southeast Asia, sub-Saharan Africa, China, and Turkey;

•	Canadian Mist volumes in the United States; and

•	lower-margin agency brands that we no longer distribute.
Cost of Sales

Percentage change versus the prior fiscal year ended April 30		2018		2017
Change in reported cost of sales		7%		3%
Acquisitions and divestitures		1%		—%
Foreign exchange		—%		—%
Estimated net change in distributor inventories		(1%)		1%
Change in underlying cost of sales		8%		4%

Change in underlying cost of sales attributed to:
Volume	5%		2%
Cost/mix	3%		3%
Note: Totals may differ due to rounding
Fiscal 2018 compared to Fiscal 2017
Cost of sales of $1,046 million increased $73 million, or 7%, in fiscal 2018 compared to fiscal 2017. Underlying cost of sales grew 8% after adjusting reported costs for (a) the net effect of our Scotch acquisition and the absence of sales related to our TSA for Southern Comfort and Tuaca and (b) an estimated net increase in distributor inventories. The increase in underlying costs of sales was driven by higher volumes and an increase in input costs, including wood and agave. Looking ahead to fiscal 2019, we currently expect that input costs will increase in the mid-single digits.
Fiscal 2017 compared to Fiscal 2016
Cost of sales of $973 million increased $28 million, or 3%, in fiscal 2017 compared to fiscal 2016. Underlying cost of sales grew 4% after adjusting reported costs for the estimated net change in distributor inventories. The increase in underlying costs of sales was driven by higher volumes and an increase in input costs, including wood and grain.

Gross Profit

Percentage change versus the prior fiscal year ended April 30	2018	2017
Change in reported gross profit	9%	(6%)
Acquisitions and divestitures	—%	4%
Foreign exchange	(2%)	3%
Estimated net change in distributor inventories	(1%)	1%
Change in underlying gross profit	6%	3%
Note: Totals may differ due to rounding
Gross Margin

Fiscal year ended April 30	2018	2017
Prior year gross margin	67.5%	69.4%
Price/mix	0.3%	0.1%
Cost	(0.7%)	(0.4%)
Acquisitions and divestitures	0.3%	(0.9%)
Foreign exchange	0.4%	(0.7%)
Change in gross margin	0.3%	(1.9%)
Current year gross margin	67.8%	67.5%
Note: Totals may differ due to rounding
Fiscal 2018 compared to Fiscal 2017
Gross profit of $2,202 million increased $181 million, or 9%, in fiscal 2018 compared to fiscal 2017. Gross profit on an underlying basis improved 6% after adjusting reported gross profit for the positive effect of foreign exchange and an estimated net increase in distributor inventories. The increase in underlying gross profit resulted from the same factors that contributed to the increase in underlying net sales, partially offset by the same factors that drove higher underlying cost of sales.
Gross margin increased to 67.8% in fiscal 2018, up 0.3 percentage points from 67.5% in fiscal 2017. The increase in gross margin was primarily due to (a) favorable price/mix, (b) the positive effect of foreign exchange, and (c) the net effect of acquisitions and divestitures, partially offset by an increase in underlying cost of sales.
Fiscal 2017 compared to Fiscal 2016
Gross profit of $2,021 million decreased $123 million, or 6%, in fiscal 2017 compared to fiscal 2016. Gross profit on an underlying basis improved 3% after adjusting reported gross profit for (a) the net effect of acquisitions and divestitures, (b) the negative effect of foreign exchange, and (c) the estimated net change in distributor inventories. The increase in underlying gross profit resulted from the same factors that contributed to the increase in underlying net sales, partially offset by the same factors that drove higher underlying cost of sales.
Gross margin decreased to 67.5% in fiscal 2017, down 1.9 percentage points from 69.4% in fiscal 2016. The decrease in gross margin was primarily due to (a) the net effect of acquisitions and divestitures, (b) the negative effect of foreign exchange, and (c) an increase in underlying cost of sales.

Operating Expenses

Percentage change versus the prior year period ended April 30
2018	Reported	Acquisitions & Divestitures	Foundation	Foreign Exchange	Underlying
Advertising	8%	—%	—%	(3%)	6%
SG&A	15%	—%	(11%)	(2%)	3%
Total operating expenses[1]	13%	—%	(7%)	(2%)	4%

2017
Advertising	(8%)	8%	—%	2%	2%
SG&A	(3%)	—%	—%	1%	(2%)
Total operating expenses[1]	(6%)	3%	—%	2%	(1%)
Note: Totals may differ due to rounding
[1]Operating expenses include advertising expense, SG&A expense, and other expense (income), net.
Fiscal 2018 compared to Fiscal 2017
Operating expenses totaled $1,163 million and increased $131 million, or 13%, in fiscal 2018 compared to fiscal 2017. Underlying operating expenses grew 4% after adjusting for the establishment of the Foundation and the negative effect of foreign exchange.

•
Advertising expenses of $414 million increased $31 million, or 8%, in fiscal 2018 compared to fiscal 2017. Underlying advertising expenses increased 6% after adjusting reported results for the negative effect of foreign exchange. The increase in underlying advertising expense was driven by higher spending on (a) our American whiskey portfolio in the United States, including JDTW, Woodford Reserve, Gentleman Jack, and the launch of JDTR; (b) the continued rollout of Slane Irish Whiskey in the United States; and (c) the expansion of our single-malt Scotch brands.

•
SG&A expenses of $765 million increased $98 million, or 15%, in fiscal 2018 compared to fiscal 2017, while underlying SG&A increased 3% after adjusting reported results for the effect of our $70 million contribution to establish the Foundation and the negative effect of foreign exchange. The increase in underlying SG&A was driven by higher incentive compensation expenses and strategic investments, including our new Spain distribution operation, partially offset by lower pension expense and continued tight management of discretionary spending.

Operating expenses as a percentage of net sales increased 1.3 percentage points to 35.8% in fiscal 2018, from 34.5% in fiscal 2017. Our operating expenses as a percentage of net sales increased driven by our $70 million contribution to establish the Foundation.
Fiscal 2017 compared to Fiscal 2016
Operating expenses totaled $1,032 million and decreased $64 million, or 6%, in fiscal 2017 compared to fiscal 2016. Underlying operating expenses declined 1% after adjusting for the net effect of acquisitions and divestitures and the positive effect of foreign exchange.

•
Advertising expenses of $383 million decreased $34 million, or 8%, in fiscal 2017 compared to fiscal 2016. Underlying advertising expenses increased 2% after adjusting reported results for the net effect of acquisitions and divestitures and the positive effect of foreign exchange. The increase in underlying advertising expense was driven by higher spending on (a) JDTW, due in part to the 150th anniversary of Jack Daniel’s Distillery, (b) JD RTDs, partially due to new innovations, and (c) the launch of JDTF outside the United States. These increases were partially offset by lower spending for JDTF in the United States following the national introduction in late fiscal 2015 and for Finlandia Vodka.

•
SG&A expenses of $667 million decreased $21 million, or 3%, in fiscal 2017 compared to fiscal 2016, while underlying SG&A dropped 2% after adjusting reported results for the positive effect of foreign exchange. The most significant contributors to the year-over-year decrease in underlying SG&A were lower compensation-related expenses and tight management of discretionary spending.

Operating expenses as a percentage of net sales decreased 1.0 percentage point to 34.5% in fiscal 2017, from 35.5% in fiscal 2016. Our operating expenses as a percentage of net sales decreased driven by lower SG&A spend.

Operating Income

Percentage change versus the prior fiscal year ended April 30	2018	2017
Change in reported operating income	5%	(35%)
Acquisitions and divestitures	—%	35%
Foundation	7%	—%
Foreign exchange	(2%)	4%
Estimated net change in distributor inventories	(2%)	3%
Change in underlying operating income	8%	7%
Note: Totals may differ due to rounding
Fiscal 2018 compared to Fiscal 2017
Operating income was $1,039 million in fiscal 2018, an increase of $50 million, or 5%, compared to fiscal 2017. Underlying operating income growth was 8% after adjusting for (a) the establishment of the Foundation, (b) the positive effect of foreign exchange, and (c) an estimated net increase in distributor inventories, driven primarily by the United States. The same factors that contributed to the growth in underlying gross profit also contributed to the growth in underlying operating income, enhanced by meaningful operating expense leverage, as underlying SG&A spend grew 3% compared to underlying net sales growth of 6%.
Operating margin declined 1.0 percentage point to 32.0% in fiscal 2018 from 33.0% in fiscal 2017. The decrease in our operating margin was primarily due to the 2.2 percentage point effect of the establishment of the Foundation, partially offset by operating expense leverage.
Fiscal 2017 compared to Fiscal 2016
Operating income was $989 million in fiscal 2017, a decrease of $544 million, or 35%, compared to fiscal 2016. Underlying operating income growth was 7% after adjusting for (a) the net effect of acquisitions and divestitures, (b) the negative effect of foreign exchange, and (c) the estimated net decrease in distributor inventories, driven primarily by the United States and Russia. The same factors that contributed to the growth in underlying gross profit also contributed to the growth in underlying operating income, enhanced by meaningful operating expense leverage, as SG&A spend declined and underlying advertising expenses grew 2% compared to underlying net sales growth of 3%.
Operating margin declined 16.6 percentage points to 33.0% in fiscal 2017 from 49.6% in fiscal 2016. The decrease in our operating margin was primarily due to the net 16.6 percentage point effect of acquisitions and divestitures and the negative effect of foreign exchange, partially offset by a reduction in SG&A spend.
Fiscal 2018 compared to Fiscal 2017
Interest expense (net) increased $6 million, or 9%, in fiscal 2018 compared to fiscal 2017, due to a higher average long-term debt balance and a higher interest rate on our short-term borrowings.
Our effective tax rate for fiscal 2018 was 26.6% compared to 28.3% in fiscal 2017. The decrease in our effective tax rate was driven by an increase in the beneficial impact of foreign earnings at lower rates and an increase in excess tax benefits related to stock-based compensation, partially offset by the net impact of the Tax Act. See Note 12 to the Consolidated Financial Statements for additional information.
Diluted earnings per share were $1.48 in fiscal 2018, up 8% from $1.37 in fiscal 2017. This increase resulted from (a) an increase in reported operating income (net of a $0.10 decrease from the establishment of the Foundation) and (b) the benefit of a lower effective tax rate.
Fiscal 2017 compared to Fiscal 2016
Interest expense (net) increased $12 million, or 29%, in fiscal 2017 compared to fiscal 2016, primarily due to our July 2016 issuance of €300 million 1.20% and £300 million 2.60% senior unsecured notes due on July 7, 2026, and July 7, 2028, respectively.
Our effective tax rates for fiscal 2017 and fiscal 2016 were 28.3%. An increase in the tax benefit related to discrete items and the beneficial impact of the excess tax benefits from stock-based awards decreased our effective tax rate. These were offset by (a) the absence of the beneficial impact of the sale of the Southern Comfort and Tuaca business, (b) a decrease in the beneficial impact of foreign earnings at lower tax rates, and (c) an increase in foreign exchange gains in non-U.S. entities that were currently subject to U.S. tax.

Diluted earnings per share were $1.37 in fiscal 2017, down 34% from $2.09 in fiscal 2016. This decrease resulted from the same factors that contributed to the decrease in reported operating income, including (a) the absence of the $0.70 gain from the sale of Southern Comfort and Tuaca in fiscal 2016, (b) the absence of net income contribution from those brands, and (c) higher interest expense in fiscal 2017, partially offset by a reduction in shares outstanding due to share repurchases.

Liquidity and Capital Resources
Our ability to generate cash from operations consistently is one of our most significant financial strengths. Our strong cash flows enable us to invest in our people, invest in our brands, invest in our assets, pay dividends, make strategic acquisitions that we believe will enhance shareholder value, repurchase shares of common stock, and, from time to time, pay special dividends. Investment-grade credit ratings (A1 by Moody’s, A by Fitch, and A- by Standard & Poor’s) provide us with financial flexibility when accessing global credit markets. We believe cash flows from operations are sufficient to meet our expected operating and capital requirements for the foreseeable future.
Cash Flow Summary

(Dollars in millions)	2016	2017	2018
Operating activities	$524	$639	$632
Investing activities:
Proceeds from sale of business	543	—	—
Acquisition of business	—	(307)	—
Additions to property, plant, and equipment	(108)	(112)	(127)
Other	(2)	(3)	(1)
	433	(422)	(128)
Financing activities:
Net change in short-term borrowings	80	(122)	(3)
Net proceeds from long-term debt	240	717	345
Acquisition of treasury stock	(1,107)	(561)	(1)
Dividends paid	(266)	(274)	(773)
Other	(7)	(45)	(34)
	(1,060)	(285)	(466)
Foreign exchange effect on cash and cash equivalents	(4)	(13)	19
Net increase (decrease) in cash and cash equivalents	$(107)	$(81)	$57
Fiscal 2018 compared to Fiscal 2017
Cash and cash equivalents increased $57 million in fiscal 2018, compared to a decrease of $81 million in fiscal 2017. Cash provided by operations was down $7 million from fiscal 2017, as a $124 million increase in discretionary contributions to our pension plans was largely offset by higher earnings (net of a $70 million contribution to establish the Foundation) and a $66 million decline in income tax payments. The decline in income tax payments reflects the impact of the contributions to the pension plans and charitable foundation and the lower federal tax rates resulting from the enactment of the Tax Act.
Cash used for investing activities was $128 million during fiscal 2018, compared to $422 million for the prior year. The $294 million decrease largely reflects $307 million in cash paid to acquire BenRiach in June 2016, partially offset by a $15 million increase in capital spending during the current year. The increase in capital spending is largely attributable to the construction of new distilleries and homeplaces for both Slane Irish Whiskey and Old Forester and to the modernization and automation of our Brown-Forman Cooperage operation.
Cash used for financing activities was $466 million during fiscal 2018, compared to $285 million for fiscal 2017. The $181 million increase largely reflects a special cash dividend payment of $481 million in April 2018, the repayment of $250 million of notes that matured in January 2018, and a $122 million decrease in proceeds from long-term debt, partially offset by a $560 million decline in share repurchases and a $119 million decrease in net repayments of short-term borrowings.
The impact on cash and cash equivalents as a result of exchange rate changes was an increase of $19 million for fiscal 2018, compared to a decline of $13 million in the prior fiscal year.
Fiscal 2017 compared to Fiscal 2016
Cash and cash equivalents declined $81 million during fiscal 2017, compared to a decline of $107 million during fiscal 2016. Cash provided by operations during fiscal 2017 was $639 million, compared to $524 million in fiscal 2016. The $115 million increase in fiscal 2017 largely reflected the absence of a $125 million payment made during fiscal 2016 for estimated income taxes incurred on the sale of the Southern Comfort and Tuaca business. Cash used for investing activities was $422 million during fiscal 2017, an increase of $855 million over the $433 million in cash provided by investing activities during fiscal 2016. The increase of $855 million primarily reflected the impact of the sale of the Southern Comfort and Tuaca business (for which we received cash of $543 million) in fiscal 2016 and the acquisition of BenRiach (for which we paid cash of $307 million) in fiscal 2017.
Cash used for financing activities was $285 million during fiscal 2017, compared to $1,060 million during fiscal 2016. The $775 million decrease in cash used for financing activities largely reflected a $546 million decrease in share repurchases and a $477 million increase in proceeds from long-term debt net of repayments, partially offset by a $202 million decline in net proceeds from short-term borrowings and the payment of $30 million in November 2016 to settle an obligation related to our acquisition of BenRiach. The impact on cash and cash equivalents as a result of exchange rate changes was a decline of $13 million for fiscal 2017, compared to a decline of $4 million in fiscal 2016.
Capital Expenditures
Over the past several fiscal years, we accelerated our capital spending in order to build the production platform for our current and future growth. Capital expenditures in three fiscal years from 2016 through 2018 were, on average, 32% higher than the average of the five fiscal years prior to 2016.
We have invested capital to expand production capacity, to undertake new business initiatives, and to save costs.

•
Significant capacity expansion projects included (a) the expansion of our shipping warehouse facility and an additional warehouse for Jack Daniel's, (b) an expanded bottling facility and four new warehouses for Woodford Reserve, and (c) a new wood mill.

•
The integrated distillery and homeplaces projects for Old Forester and Slane Irish Whiskey were the major new business initiatives. The Slane Irish Whiskey consumer experience opened in the fall of 2017, and the distillery is expected to open in the summer of 2018. The Old Forester distillery is expected to open in June 2018.

•	The most significant cost-saving initiative was the ongoing automation project at our Brown-Forman Cooperage facility.
In fiscal 2019, we expect capital expenditures to be approximately $130 million. We expect capital expenditures in fiscal 2020 and fiscal 2021 to remain elevated as we complete several key, multi-year projects.
Share Repurchase Programs
We have repurchased approximately 57.7 million shares of our common stock under three separate repurchase programs since the beginning of fiscal 2014. The following table summarizes information about those share repurchases by period.

	Shares Purchased		Average Price Per Share, Including Brokerage Commissions		Total Cost of Shares
Period	Class A	Class B	Class A	Class B	(Millions)
May 1, 2013 – April 30, 2014	49,600	1,666,081	$27.22	$27.62	$47
May 1, 2014 – April 30, 2015	130,210	12,618,378	$36.09	$36.14	$461
May 1, 2015 – April 30, 2016	42,082	28,403,893	$38.17	$38.79	$1,104
May 1, 2016 – April 30, 2017	30,312	14,756,628	$38.77	$37.75	$558
	252,204	57,444,980			$2,170
The following table summarizes information about those share repurchases by program.

				Average Price Per Share, Including		Total Spent on Stock Repurchase
Dates		Shares Purchased		Brokerage Commissions		Program
Starting	Ending	Class A	Class B	Class A	Class B	(Millions)
October 2013	September 2014	94,926	7,177,797	$31.53	$34.43	$250
October 2014	March 2016	126,966	32,598,022	$36.72	$38.21	$1,250
April 2016	March 2017	30,312	17,669,161	$38.77	$37.84	$670
		252,204	57,444,980			$2,170

Liquidity
We continue to manage liquidity conservatively to meet current obligations, fund capital expenditures, sustain and grow our regular dividends, and return cash to our shareholders from time to time through share repurchases and special dividends while reserving adequate debt capacity for unforeseen events and acquisition opportunities.
In addition to our cash and cash equivalent balances, we have access to several liquidity sources to supplement our cash flow from operations. One of those sources is our $800 million commercial paper program that we regularly use to fund our short-term credit needs and to maintain our access to the capital markets. During fiscal 2017, our commercial paper borrowings averaged $576 million, with an average maturity of 31 days and an average interest rate of 0.69%. During fiscal 2018, our commercial paper borrowings averaged $485 million, with an average maturity of 31 days and an average interest rate of 1.39%. Commercial paper outstanding was $208 million at April 30, 2017, and $215 million at April 30, 2018.
On November 10, 2017, we entered an amended and restated five-year credit agreement with various U.S. and international banks. The credit agreement provides an $800 million unsecured revolving credit commitment that expires on November 10, 2022. This agreement amended and restated our previous credit agreement dated November 18, 2011. The new agreement does not contain any financial covenants.
The $800 million revolving credit facility is currently undrawn and supports our commercial paper program. Although unlikely, under extreme market conditions, one or more participating banks may not be able to fully fund its commitments under our credit facility. We believe the debt capital markets for bonds and private placements are accessible sources of long-term financing that could meet any additional liquidity needs. We believe our current liquidity position is sufficient to meet all of our future financial commitments.We have high credit standards when initiating transactions with counterparties, and we closely monitor our counterparty risks with respect to our cash balances and derivative contracts. If a counterparty’s credit quality were to deteriorate below our credit standards, we would expect either to liquidate exposures or require the counterparty to post appropriate collateral.
As of April 30, 2018, approximately 88% of our cash and cash equivalents were held by our foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. With the enactment of the Tax Act, we are evaluating our global working capital requirements and may change our current permanent reinvestment assertion in future periods.
As announced on January 23, 2018, our Board of Directors approved a number of capital deployment actions aimed at benefiting shareholders, employees, and the community. As further described below, these actions included a stock split and a special dividend. Additionally, U.S. tax reform afforded us an opportunity to tax-efficiently fund our pension plan and charitable giving programs that would have otherwise been funded in future years. We funded these actions with incremental debt (see Note 5 to the Consolidated Financial Statements for additional information).
The stock split was effected in the form of a dividend on both Class A and Class B common stock, paid in shares of Class B common stock. For every four shares of either Class A or Class B common stock held, shareholders of record as of the close of business on February 7, 2018, received one share of Class B common stock, with any fractional shares paid in cash. The additional shares and cash for fractional shares were distributed to stockholders on February 28, 2018. See Note 10 to the Consolidated Financial Statements for additional information.
In addition, the Board declared a special cash dividend of $1.00 per share on our Class A and Class B common stock. Stockholders of record on April 2, 2018, received the special cash dividend on April 23, 2018. The total amount of this special dividend was $481 million.
The Board also approved additional funding of $120 million for our U.S. pension plans, further strengthening an important employee retirement benefit. Further, with the goal of helping to fund our ongoing philanthropic endeavors in the communities where our employees live and work, we created and funded the Foundation with a contribution of $70 million in April 2018. The Foundation is expected to reduce ongoing expenses related to our annual giving programs.
As announced on May 24, 2018, our Board of Directors declared a regular quarterly cash dividend of $0.158 per share on our Class A and Class B common stock. Stockholders of record on June 6, 2018, will receive the dividend on July 3, 2018.
Off-Balance Sheet Arrangements
As of April 30, 2018, we were not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations, or liquidity.

Long-Term Obligations
We have long-term obligations related to contracts, leases, borrowing arrangements, and employee benefit plans that we enter into in the normal course of business (see Notes 4, 5, and 8 to the Consolidated Financial Statements). The following table summarizes the amounts of those obligations as of April 30, 2018, and the years when they are expected to be paid.1 We expect to meet these obligations with internally generated funds.

(Dollars in millions)	Total	2019	2020-2021	2022-2023	After 2023
Long-term debt	$2,377	$—	$—	$250	$2,127
Interest on long-term debt	1,327	75	150	148	954
Tax Act repatriation tax[2]	91	7	15	15	54
Grape purchases	33	12	15	5	1
Operating leases	45	18	21	5	1
Postretirement benefits[3]	8	8	n/a	n/a	n/a
Agave purchases[4]	28	n/a	n/a	n/a	n/a
Total	$3,909	$120	$201	$423	$3,137

[1]	Excludes liabilities for tax uncertainties, as we cannot reasonably predict their ultimate amount or timing of settlement.

[2]	Reflects our current estimates of amounts and timing of repatriation tax resulting from the Tax Act (discussed in Note 12 to the Consolidated Financial Statements).

[3]
As of April 30, 2018, we have unfunded pension and other postretirement benefit obligations of $173 million. Because we cannot determine the specific periods in which those obligations will be funded, the table above reflects no amounts related to those obligations other than the $8 million of expected contributions in fiscal 2019.

[4]
As discussed in Note 4 to the Consolidated Financial Statements, we have obligations to purchase agave, a plant whose sap forms the raw material for tequila. As of April 30, 2018, based on current market prices, obligations under these contracts totaled $28 million. Because we cannot determine the specific periods in which those obligations will be paid, the above table reflects only the total related to those obligations.

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
During fiscal 2018, we recorded a $2 million impairment charge related to the write-off of the carrying amount of an immaterial discontinued brand name. Based on our assumptions, we believe neither our goodwill nor other intangibles are impaired. Further, we estimate the fair values to substantially exceed the carrying values of our goodwill and all other intangible assets.

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
The assets, obligations, and assumptions used to measure pension and retiree medical costs are determined at the beginning of the year (“measurement date”). Because obligations are measured on a discounted basis, the discount rate is a significant assumption. It is based on interest rates for high-quality, long-term corporate debt at each measurement date. The expected return on pension plan assets reflects expected capital market returns for each asset class that are based on historical returns, adjusted for the expected effects of diversification and active management (net of fees) of the assets. The other assumptions also reflect our historical experience and management’s best judgment regarding future expectations.
Beginning in fiscal 2018, we changed the method used to estimate the service cost and interest cost components of net periodic benefit cost for our U.S. pension and other postretirement benefit plans. The new estimation approach discounts the individual expected cash flows underlying the service cost and interest cost using the applicable spot rates derived from the yield curve used to discount the cash flows used to measure the benefit obligation at the beginning of the period. Previously, we estimated these service and interest cost components using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. We believe the new approach provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. We accounted for this change in estimate prospectively, beginning May 1, 2017. The new approach does not affect the measurement of our plan obligations, but generally results in lower service cost and interest cost in periods when the yield curve is upward-sloping. For fiscal 2018, the new estimation approach reduced total service and interest cost by approximately $7 million when compared to the cost computed using the prior approach.
The following table compares the assumed discount rates and expected return on assets used in determining net periodic benefit cost for fiscal 2018 to those to be used in determining that cost for fiscal 2019.

	Pension Benefits		Medical and Life Insurance Benefits
	2018	2019	2018	2019
Discount rate for service cost	4.29%	4.30%	4.39%	3.90%
Discount rate for interest cost	3.40%	3.93%	3.35%	4.34%
Expected return on plan assets	6.75%	6.50%	n/a	n/a
The changes in discount rates reflect changes in the yield curve since the prior measurement date. The decrease in expected return on assets reflects lower capital market return expectations for our current asset allocation.
Using these assumptions, we estimate our pension and other postretirement benefit cost for fiscal 2019 will be approximately $32 million, compared to $34 million for fiscal 2018. Decreasing/increasing the assumed discount rates by 50 basis points would increase/decrease the fiscal 2019 cost by approximately $7 million. Decreasing/increasing the assumed return on plan assets by 50 basis points would increase/decrease the fiscal 2019 cost by approximately $4 million.
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
Years can elapse before we can resolve a particular matter for which we may have established a tax liability. Although predicting the final outcome or the timing of resolution of any particular tax matter can be difficult, we believe our liabilities reflect the likely outcome of known tax contingencies. Unfavorable settlement of any particular issue could require use of our cash. Conversely, a favorable resolution could result in reduced cash tax payments, the reversal of previously established liabilities, or some combination of these results, which could reduce our effective tax rate.
On December 22, 2017, the U.S. government enacted the Tax Act, which significantly changes U.S. corporate income taxes. Due to the complexity involved in applying the provisions of the Tax Act, we have made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of and for the year ended April 30, 2018. As we complete our analysis of the Tax Act and incorporate additional guidance that may be issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may adjust the recorded provisional amounts in subsequent reporting periods. Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. See Note 12 to the Consolidated Financial Statements for additional information about the Tax Act.
New Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for information about accounting pronouncements that we have recently adopted and about new accounting pronouncements that we will adopt in future periods.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Risk Management Framework
Success in business requires risk-taking, but we must balance risk and reward appropriately. Our enterprise risk management process is intended to ensure that we take risks knowingly and thoughtfully and that we balance potential risks and rewards. Our integrated enterprise risk management framework is designed to identify, evaluate, communicate, and appropriately mitigate risks across our operations. Within this framework:

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

•
Our Risk Management function identifies and assesses potential operational hazards and safety and security risks, and facilitates ongoing communication about those risks with the Enterprise Risk Management Committee and our executive leaders. Within Risk Management, our crisis management team facilitates simulations with the appropriate function and executive leaders to increase awareness and preparedness.

•	Our Internal Audit Department evaluates the ongoing effectiveness of our key internal controls through periodic audit and review procedures.

•
The Chief Ethics and Compliance Officer helps ensure that all of our employees’ actions globally comply with all applicable laws, our Code of Conduct, and our internal policies. The Chief Ethics and Compliance Officer reports the status of our compliance efforts four times a year to the Audit Committee.

Market Risks
We are exposed to market risks arising from adverse changes in foreign exchange rates, commodity prices affecting the cost of our raw materials and energy, and interest rates. We try to manage risk responsibly through a variety of strategies, including production initiatives and hedging. Our foreign currency hedging contracts are subject to exchange rate changes, our commodity forward purchase contracts are subject to commodity price changes, and some of our debt obligations are subject to interest rate changes. Below, we discuss these exposures and provide a sensitivity analysis as to how these changes could affect our results of operations. See Notes 6 and 7 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” (the Consolidated Financial Statements) for additional information.
See Note 4 to the Consolidated Financial Statements for details on our grape and agave purchase obligations, which are exposed to commodity price risk, and “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our pension and other postretirement plans’ exposure to interest rate risks. Also see “Item 1A. Risk Factors” for details on how economic conditions affecting market risks also affect the demand for and pricing of our products and how we are affected by exchange rate fluctuations.
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
We estimate that our foreign currency revenue will exceed our foreign currency expenses by $807 million in fiscal 2019. We hedge those currencies considered to be significant exposures based on value at risk; the estimated transactional exposure for the hedged currencies is $734 million.
We use foreign currency forward contracts to hedge a portion of our transactional foreign exchange risk and, in some circumstances, our net asset exposure. If these contracts remain effective, we will not recognize any unrealized gains or losses until we either recognize the underlying hedged transactions in earnings or convert the underlying hedged net asset exposures. At April 30, 2018, our total foreign currency hedges had a notional value of $1,098 million, with a maximum term outstanding of 36 months, and were recorded as a net liability at their fair value of $38 million.
As of April 30, 2018, we hedged 64% of the estimated fiscal 2019 transactional exposure for hedged currencies by entering into foreign currency forward contracts. Considering these hedges and spot rates as of April 30, 2018 compared to fiscal 2018’s effective exchange rates, we expect a modest negative effect to our fiscal 2019 operating income. We estimate that a 10% increase/decrease in the average value of the dollar in fiscal 2019 relative to spot rates as of April 30, 2018 would decrease/increase our fiscal 2019 operating income by approximately $35 million.
Commodity Prices. Commodity prices are affected by weather, supply and demand, as well as geopolitical and economic variables. To reduce price volatility, we use deliverable contracts for corn (in which we take physical delivery of the corn underlying each contract) rather than futures contracts or options.
Interest Rates. As of April 30, 2018, our cash and cash equivalents ($239 million) and variable-rate debt ($215 million) are exposed to the risk of interest rate changes. Based on the net balance of these items, a 1% increase in interest rates would result in a negligible decrease in net interest expense.

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
The Audit Committee of the Board of Directors, comprising only independent directors, meets regularly with our external auditors, the independent registered public accounting firm PricewaterhouseCoopers LLP (PwC), with our internal auditors, and with representatives of management to review accounting, internal control structure, and financial reporting matters. Our internal auditors and PwC have full, free access to the Audit Committee. As set forth in our Code of Conduct and Corporate Governance Guidelines, we are firmly committed to adhering to the highest standards of moral and ethical behavior in our business activities.
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
As of the end of our fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of April 30, 2018. PwC has audited the effectiveness of our internal control over financial reporting as of April 30, 2018, as stated in their report.

Dated:	June 13, 2018
		By:	/s/ Paul C. Varga
Paul C. Varga
Chief Executive Officer and Chairman of the Company

		By:	/s/ Jane C. Morreau
Jane C. Morreau
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
of Brown-Forman Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Brown-Forman Corporation and its subsidiaries as of April 30, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2018, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended April 30, 2018 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of April 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky
June 13, 2018

We have served as the Company’s auditor since 1933.

BROWN-FORMAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)

Year Ended April 30,	2016	2017	2018
Sales	$4,011	$3,857	$4,201
Excise taxes	922	863	953
Net sales	3,089	2,994	3,248
Cost of sales	945	973	1,046
Gross profit	2,144	2,021	2,202
Advertising expenses	417	383	414
Selling, general, and administrative expenses	688	667	765
Gain on sale of business	(485)	—	—
Other expense (income), net	(9)	(18)	(16)
Operating income	1,533	989	1,039
Interest income	2	3	6
Interest expense	46	59	68
Income before income taxes	1,489	933	977
Income taxes	422	264	260
Net income	$1,067	$669	$717
Earnings per share:
Basic	$2.10	$1.38	$1.49
Diluted	$2.09	$1.37	$1.48

The accompanying notes are an integral part of the consolidated financial statements.

BROWN-FORMAN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

Year Ended April 30,	2016	2017	2018
Net income	$1,067	$669	$717
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(23)	(73)	24
Cash flow hedge adjustments	(17)	—	(28)
Postretirement benefits adjustments	(10)	33	16
Net other comprehensive income (loss)	(50)	(40)	12
Comprehensive income	$1,017	$629	$729

The accompanying notes are an integral part of the consolidated financial statements.

BROWN-FORMAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

April 30,	2017	2018
ASSETS
Cash and cash equivalents	$182	$239
Accounts receivable, net	557	639
Inventories:
Barreled whiskey	873	947
Finished goods	186	225
Work in process	119	117
Raw materials and supplies	92	90
Total inventories	1,270	1,379
Other current assets	342	298
Total current assets	2,351	2,555
Property, plant, and equipment, net	713	780
Goodwill	753	763
Other intangible assets	641	670
Deferred tax assets	16	16
Other assets	151	192
Total assets	$4,625	$4,976
LIABILITIES
Accounts payable and accrued expenses	$501	$581
Accrued income taxes	9	25
Short-term borrowings	211	215
Current portion of long-term debt	249	—
Total current liabilities	970	821
Long-term debt	1,689	2,341
Deferred tax liabilities	152	85
Accrued pension and other postretirement benefits	314	191
Other liabilities	130	222
Total liabilities	3,255	3,660
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock:
Class A, voting, $0.15 par value (170,000,000 shares authorized)	25	25
Class B, nonvoting, $0.15 par value (400,000,000 shares authorized)	43	47
Additional paid-in capital	65	4
Retained earnings	4,470	1,730
Accumulated other comprehensive income (loss), net of tax	(390)	(378)
Treasury stock, at cost (88,175,000 and 3,531,000 shares in 2017 and 2018, respectively)	(2,843)	(112)
Total stockholders’ equity	1,370	1,316
Total liabilities and stockholders’ equity	$4,625	$4,976

The accompanying notes are an integral part of the consolidated financial statements.

BROWN-FORMAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

Year Ended April 30,	2016	2017	2018
Cash flows from operating activities:
Net income	$1,067	$669	$717
Adjustments to reconcile net income to net cash provided by operations:
Gain on sale of business	(485)	—	—
Depreciation and amortization	56	58	64
Stock-based compensation expense	15	14	19
Deferred income taxes	10	(10)	(69)
Other, net	2	2	4
Changes in assets and liabilities, excluding the effects of sale and acquisition of businesses:
Accounts receivable	8	6	(70)
Inventories	(127)	(86)	(102)
Other current assets	(57)	12	29
Accounts payable and accrued expenses	29	(17)	58
Accrued income taxes	7	(11)	16
Noncurrent assets and liabilities	(1)	2	(34)
Cash provided by operating activities	524	639	632
Cash flows from investing activities:
Proceeds from sale of business	543	—	—
Acquisition of business, net of cash acquired	—	(307)	—
Additions to property, plant, and equipment	(108)	(112)	(127)
Computer software expenditures	(2)	(3)	(1)
Cash provided by (used for) investing activities	433	(422)	(128)
Cash flows from financing activities:
Net change in short-term borrowings	80	(122)	(3)
Repayment of long-term debt	(250)	—	(250)
Proceeds from long-term debt	490	717	595
Debt issuance costs	(5)	(5)	(6)
Net payments related to exercise of stock-based awards	(17)	(10)	(28)
Excess tax benefits from stock-based awards	15	—	—
Acquisition of treasury stock	(1,107)	(561)	(1)
Dividends paid	(266)	(274)	(773)
Repayment of short-term obligation associated with acquisition of business	—	(30)	—
Cash used for financing activities	(1,060)	(285)	(466)
Effect of exchange rate changes on cash and cash equivalents	(4)	(13)	19
Net increase (decrease) in cash and cash equivalents	(107)	(81)	57
Cash and cash equivalents, beginning of period	370	263	182
Cash and cash equivalents, end of period	$263	$182	$239
Supplemental disclosure of cash paid for:
Interest	$41	$48	$65
Income taxes	$430	$266	$200

The accompanying notes are an integral part of the consolidated financial statements.

BROWN-FORMAN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in millions, except per share amounts)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2015	$13	$21	$99	$3,300	$(300)	$(1,228)	$1,905
Net income				1,067			1,067
Net other comprehensive income (loss)					(50)		(50)
Cash dividends ($0.524 per share)				(266)			(266)
Acquisition of treasury stock						(1,107)	(1,107)
Stock-based compensation expense			15				15
Stock issued under compensation plans						34	34
Loss on issuance of treasury stock issued under compensation plans			(15)	(36)			(51)
Excess tax benefits from stock-based awards			15				15
Balance at April 30, 2016	13	21	114	4,065	(350)	(2,301)	1,562
Cumulative effect of change in accounting principle (Note 1)				10			10
Stock split (Note 10)	12	22	(34)				—
Net income				669			669
Net other comprehensive income (loss)					(40)		(40)
Cash dividends ($0.564 per share)				(274)			(274)
Acquisition of treasury stock						(561)	(561)
Stock-based compensation expense			14				14
Stock issued under compensation plans						19	19
Loss on issuance of treasury stock issued under compensation plans			(29)				(29)
Balance at April 30, 2017	25	43	65	4,470	(390)	(2,843)	1,370
Retirement of treasury stock (Note 10)		(10)	(8)	(2,684)		2,702	—
Stock split (Note 10)		14	(14)				—
Net income				717			717
Net other comprehensive income (loss)					12		12
Cash dividends ($1.608 per share)				(773)			(773)
Acquisition of treasury stock						(1)	(1)
Stock-based compensation expense			19				19
Stock issued under compensation plans						30	30
Loss on issuance of treasury stock issued under compensation plans			(58)				(58)
Balance at April 30, 2018	$25	$47	$4	$1,730	$(378)	$(112)	$1,316

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
Allowance for doubtful accounts. We evaluate the collectability of accounts receivable based on a combination of factors. When we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance to reduce the net recognized receivable to the amount we believe will be collected. We write off the uncollectable amount against the allowance when we have exhausted our collection efforts. The allowance for doubtful accounts was $7 as of both April 30, 2017 and 2018.
Inventories. Inventories are valued at the lower of cost or net realizable value. Approximately 52% of our consolidated inventories are valued using the last-in, first-out (LIFO) cost method, which we use for the majority of our U.S. inventories. We value the remainder of our inventories primarily using the first-in, first-out (FIFO) cost method. FIFO cost approximates current replacement cost. If we had used the FIFO method for all inventories, they would have been $272 and $290 higher than reported at April 30, 2017 and 2018, respectively.
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
Revenue recognition. We recognize sales when title and risk of loss pass to the customer, typically when the product is shipped. We record sales net of estimated sales returns, allowances, and discounts. Net sales are further reduced by excise taxes that we collect from our customers and remit to governmental authorities.
Cost of sales. Cost of sales includes the costs of receiving, producing, inspecting, warehousing, insuring, and shipping goods sold during the period.
Shipping and handling fees and costs. We report the amounts we bill to our customers for shipping and handling as sales, and we report the costs we incur for shipping and handling as cost of sales.
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
Recently adopted accounting pronouncements. We adopted the following Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB) as of May 1, 2016:

•
ASU 2015-07: Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share. This new standard amends the previous disclosure guidance related to investments measured at net asset value. Under the new standard, investments measured at net asset value as a practical expedient are no longer categorized in the fair value hierarchy.

•
ASU 2016-09: Improvements to Employee Share-Based Payment Accounting. This new guidance amends certain aspects of the accounting for stock-based compensation, including the income tax consequences. Under the new guidance, we recognize all tax benefits related to stock-based compensation as an income tax benefit in our statement of operations, and include all income tax cash flows within operating activities in our statement of cash flows. Under the previous accounting guidance, we recognized some of those tax benefits (excess tax benefits) as additional paid-in capital and classified that amount as a financing activity in our statement of cash flows. We adopted these provisions of the new guidance on a prospective basis as of May 1, 2016. As a result, our net income and operating cash flows include excess tax benefits of $9 for fiscal 2017 and $18 for fiscal 2018. Prior period financial statements have not been adjusted.

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

New accounting pronouncements to be adopted. We will adopt the following ASUs as of May 1, 2018:

•
ASU 2014-09: Revenue from Contracts with Customers. This new standard, along with various amendments, replaces existing revenue recognition guidance. The core principle of the standard requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to in exchange for those goods or services. The new standard also requires significantly more financial statement disclosures than existing revenue standards do.

We have substantially completed our comprehensive assessment of the impact of the new guidance, and have concluded that adoption will not have a material impact on our financial statements. However, under the new standard, we will estimate and recognize the cost of certain customer incentives earlier than previously recognized. Although we expect this change in timing to shift the recognition of these costs among fiscal quarters, we do not expect the full-year impact to be significant. Additionally, some payments to customers that were previously classified as advertising or selling, general, and administrative expenses will be classified as reductions of sales under the new standard. We anticipate the impact of this change in classification to be insignificant as well.
We will adopt the new standard using the modified retrospective method by recognizing the cumulative effect of applying the new standard as an adjustment to retained earnings as of May 1, 2018. We anticipate the adjustment, reflecting the accelerated recognition of the cost of certain customer incentives, to decrease retained earnings by approximately $30 (net of tax). We are in the process of finalizing the calculation of the adjustment, which will be completed during the first quarter of fiscal 2019.

•
ASU 2016-15: Classification of Certain Cash Receipts and Cash Payments. This new guidance addresses eight specific issues related to the classification of certain cash receipts and cash payments on the statement of cash flows. We expect the impact of the new guidance to be limited to a change in classification of cash payments for premiums on corporate-owned life insurance policies, which we currently reflect in operating activities. Under the new guidance, we plan to reflect those payments as investing activities. Upon adopting this new guidance, we will retrospectively adjust prior year cash flow statements to conform to the new classification. As a result, we expect to reclassify payments (from operating activities to investing activities) of approximately $17 and $21 for fiscal 2017 and 2018, respectively.

•
ASU 2016-16: Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. This revised guidance requires the recognition of the income tax consequences (expense or benefit) of an intercompany transfer of assets other than inventory when the transfer occurs. It maintains the existing requirement to defer the recognition of the income tax consequences of an intercompany transfer of inventory until the inventory is sold to an outside party. The guidance is to be applied on a modified retrospective basis through a cumulative-effect adjustment, which we anticipate will increase retained earnings and decrease other liabilities by $27 as of May 1, 2018.

•
ASU 2017-04: Simplifying the Test for Goodwill Impairment. This updated guidance eliminates the second step of the existing two-step quantitative test of goodwill for impairment. Under the new guidance, the quantitative test will consist of a single step in which the carrying amount of the reporting unit will be compared to its fair value. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the amount of the impairment would be limited to the total amount of goodwill allocated to the reporting unit. The guidance does not affect the existing option to perform the qualitative assessment for a reporting unit to determine whether the quantitative impairment test is necessary. We do not expect adoption of the new standard, which is to be applied prospectively, to have an impact on our consolidated financial statements.

•
ASU 2017-07: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This new guidance addresses the presentation of the net periodic cost (NPC) associated with pension and other postretirement benefit plans. The guidance requires the service cost component of the NPC to be reported in the income statement in the same line item(s) as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of the NPC are to be presented separately from the service cost and outside of income from operations. In addition, the guidance allows only the service cost component of NPC to be eligible for capitalization when applicable. It is to be applied retrospectively for the presentation in the income statement and prospectively, on and after the effective date, for the capitalization of service cost. We estimate that the retrospective application will increase previously-reported operating income for fiscal 2017 and fiscal 2018 by approximately $21 and $9, respectively. As the retrospective application will merely reclassify amounts from operating income to non-operating expense, there will be no effect on previously-reported net income or earnings per share.

In addition, the FASB has issued the ASUs described below that we are not required to adopt until May 1, 2019 (although early adoption is permitted). We are currently evaluating their potential impact on our financial statements.

•
ASU 2016-02: Leases. This new standard replaces existing lease accounting guidance. Under the new standard, a lessee should recognize on its balance sheet a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. The standard permits an entity to make an accounting policy election not to recognize lease assets and liabilities for leases with a term of 12 months or less. The standard also requires additional quantitative and qualitative disclosures about leasing arrangements. It is to be applied using a modified retrospective transition approach for leases existing at the beginning of the earliest comparative period presented in the adoption-period financial statements. We will adopt this standard as of May 1, 2019.

•
ASU 2017-12: Targeted Improvements to Accounting for Hedging Activities. This new guidance is intended to better align hedge accounting with an entity’s risk management activities and improve disclosures about hedges. The guidance expands hedge accounting for financial and nonfinancial risk components, eliminates the requirement to separately measure and report hedge ineffectiveness, simplifies the way assessments of hedge effectiveness may be performed, and amends some presentation and disclosure requirements for hedges. It is to be applied using a modified retrospective transition approach for cash flow and net investment hedges existing at the date of adoption. The amended presentation and disclosure guidance is required only prospectively. We have not yet determined our plans for adoption, but are considering the possibility of adopting this new guidance before the required adoption date.

•
ASU 2018-02: Reclassification of Certain Effects from Accumulated Other Comprehensive Income. This new guidance would allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act enacted by the U.S. government in December 2017. It is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. We have not yet determined our plans for adoption, but are considering the possibility of adopting this new guidance before the required adoption date.

There are no other new accounting standards to be adopted that we currently believe might have a significant impact on our consolidated financial statements.
2. BALANCE SHEET INFORMATION
Supplemental information on our year-end balance sheets is as follows:

April 30,	2017	2018
Other current assets:
Prepaid taxes	$210	$196
Other	132	102
	$342	$298
Property, plant, and equipment:
Land	$81	$82
Buildings	497	568
Equipment	659	725
Construction in process	96	61
	1,333	1,436
Less accumulated depreciation	620	656
	$713	$780
Accounts payable and accrued expenses:
Accounts payable, trade	$137	$154
Accrued expenses:
Advertising and promotion	111	136
Compensation and commissions	97	99
Excise and other non-income taxes	61	77
Other	95	115
	364	427
	$501	$581

3. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the changes in goodwill (which include no accumulated impairment losses) and other intangible assets over the past two years:

	Goodwill	Other Intangible Assets
Balance as of April 30, 2016	$590	$595
Acquisition of business (Note 16)	183	65
Foreign currency translation adjustment	(20)	(19)
Balance as of April 30, 2017	753	641
Foreign currency translation adjustment	10	31
Impairment	—	(2)
Balance as of April 30, 2018	$763	$670
Our other intangible assets consist of trademarks and brand names, all with indefinite useful lives. During fiscal 2018, we recorded a $2 impairment charge related to the write-off of the carrying amount of an immaterial discontinued brand name.
4. COMMITMENTS AND CONTINGENCIES
Commitments. We made rental payments for real estate, vehicles, and office, computer, and manufacturing equipment under operating leases of $23, $23, and $26 during 2016, 2017, and 2018, respectively. We have commitments related to minimum lease payments of $18 in 2019, $13 in 2020, $8 in 2021, $4 in 2022, $1 in 2023, and $1 after 2023.
We have contracted with various growers and wineries to supply some of our future grape and bulk wine requirements. Many of these contracts call for prices to be adjusted annually up or down, according to market conditions. Some contracts set a fixed purchase price that might be higher or lower than prevailing market prices. We have total purchase obligations related to both types of contracts of $12 in 2019, $9 in 2020, $6 in 2021, $4 in 2022, $1 in 2023, and $1 after 2023.
We also have contracts for the purchase of agave, which is used to produce tequila. These contracts provide for prices to be determined based on market conditions at the time of harvest, which, although not specified, is expected to occur over the next 10 years. As of April 30, 2018, based on current market prices, obligations under these contracts total $28.
Contingencies. We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe it is reasonably possible that these existing loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies are recorded as of April 30, 2018.
Guaranty. We have guaranteed the repayment by a third-party importer of its obligation under a bank credit facility that it uses in connection with its importation of our products in Russia. If the importer were to default on that obligation, which we believe is unlikely, our maximum possible exposure under the existing terms of the guaranty would be approximately $9 (subject to changes in foreign currency exchange rates). Both the fair value and carrying amount of the guaranty are insignificant.
As of April 30, 2018, our actual exposure under the guaranty of the importer’s obligation is approximately $5. We also have accounts receivable from that importer of approximately $3 at that date, which we expect to collect in full.
Based on the financial support we provide to the importer, we believe it meets the definition of a variable interest entity. However, because we do not control this entity, it is not included in our consolidated financial statements.

5. DEBT AND CREDIT FACILITIES
Our long-term debt (net of unamortized discounts and issuance costs) consisted of:

April 30,	2017	2018
1.00% senior notes, $250 principal amount, due January 15, 2018	$249	$—
2.25% senior notes, $250 principal amount, due January 15, 2023	248	248
3.50% senior notes, $300 principal amount, due April 15, 2025	—	296
1.20% senior notes, €300 principal amount, due July 7, 2026	324	361
2.60% senior notes, £300 principal amount, due July 7, 2028	383	408
4.00% senior notes, $300 principal amount, due April 15, 2038	—	293
3.75% senior notes, $250 principal amount, due January 15, 2043	248	248
4.50% senior notes, $500 principal amount, due July 15, 2045	486	487
	1,938	2,341
Less current portion	249	—
	$1,689	$2,341
Debt payments required over the next five fiscal years consist of $0 in 2019, $0 in 2020, $0 in 2021, $0 in 2022, $250 in 2023, and $2,127 after 2023.
The senior notes contain terms and covenants customary of these types of unsecured securities, including limitations on the amount of secured debt we can issue.
We issued senior, unsecured notes with an aggregate principal amount of $300 in March 2018. Interest on these notes will accrue at a rate of 3.50% and be paid semiannually. As of April 30, 2018, the carrying amount of these notes was $296 ($300 principal, less unamortized discounts and issuance costs). These notes are due on April 15, 2025.
In addition, we issued senior, unsecured notes with an aggregate principal amount of $300 in March 2018. Interest on these notes will accrue at a rate of 4.00% and be paid semiannually. As of April 30, 2018, the carrying amount of these notes was $293 ($300 principal, less unamortized discounts and issuance costs). These notes are due on April 15, 2038.
As of April 30, 2017, our short-term borrowings of $211 included $208 of commercial paper, with an average interest rate of 1.04%, and an average remaining maturity of 22 days. As of April 30, 2018, our short-term borrowings consisted of $215 of commercial paper, with an average interest rate of 2.04%, and an average remaining maturity of 23 days.
We have a committed revolving credit agreement with various U.S. and international banks for $800 that expires in November 2022. At April 30, 2018, there were no borrowings outstanding under this facility.
6. FAIR VALUE MEASUREMENTS
The following table summarizes the assets and liabilities measured or disclosed at fair value on a recurring basis:

	2017		2018
April 30,	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$182	$182	$239	$239
Currency derivatives	25	25	1	1
Liabilities:
Currency derivatives	10	10	39	39
Short-term borrowings	211	211	215	215
Current portion of long-term debt	249	249	—	—
Long-term debt	1,689	1,752	2,341	2,386
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
We had outstanding currency derivatives, related primarily to our euro, British pound, and Australian dollar exposures, with notional amounts totaling $1,188 and $1,098 at April 30, 2017 and 2018, respectively.
During fiscal 2017, we designated some currency derivative forward contracts and foreign currency-denominated long-term debt as after-tax net investment hedges of our investments in certain foreign subsidiaries. During fiscal 2018, we continued to designate some foreign currency-denominated debt for that purpose. Any change in value of the designated portion of the hedging instruments is recorded in AOCI, offsetting the foreign currency translation adjustment of the related net investments that is also recorded in AOCI. The amount of foreign currency-denominated debt designated as net investment hedges was $511 and $633 as of April 30, 2017 and 2018, respectively. Our net investment hedges are intended to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. There was no ineffectiveness related to our net investment hedges in any of the periods presented.
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
The following table presents the pre-tax impact that changes in the fair value of our derivative instruments and non-derivative hedging instruments had on AOCI and earnings during each of the last three years:

	Classification in Statement of Operations	2016	2017	2018
Derivative Instruments
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$22	$41	$(54)
Net gain (loss) reclassified from AOCI into earnings	Sales	60	40	(11)
Interest rate derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	8	—	—
Currency derivatives designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	—	8	—
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Sales	1	2	(5)
Net gain (loss) recognized in earnings	Other income	(5)	(5)	9
Non-Derivative Hedging Instruments
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	—	2	(41)
Foreign currency-denominated debt not designated as hedging instrument:
Net gain (loss) recognized in earnings	Other income	—	3	(21)

We expect to reclassify $18 of deferred net losses on cash flow hedges recorded in AOCI as of April 30, 2018, to earnings during fiscal 2019. This reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur. The maximum term of outstanding derivative contracts was 36 months at both April 30, 2017 and 2018.

The following table presents the fair values of our derivative instruments as of April 30, 2017 and 2018:

	Balance Sheet Classification	Fair Value of Derivatives in a Gain Position	Fair Value of Derivatives in a Loss Position
April 30, 2017
Designated as cash flow hedges:
Currency derivatives	Other current assets	$21	$(2)
Currency derivatives	Other assets	9	(4)
Currency derivatives	Accrued expenses	2	(8)
Currency derivatives	Other liabilities	1	(4)
Not designated as hedges:
Currency derivatives	Other current assets	2	(1)
Currency derivatives	Accrued expenses	—	(1)
April 30, 2018
Designated as cash flow hedges:
Currency derivatives	Other current assets	2	(2)
Currency derivatives	Other assets	1	—
Currency derivatives	Accrued expenses	4	(23)
Currency derivatives	Other liabilities	2	(18)
Not designated as hedges:
Currency derivatives	Other current assets	—	—
Currency derivatives	Accrued expenses	1	(5)
The fair values reflected in the above table are presented on a gross basis. However, as discussed further below, the fair values of those instruments subject to net settlement agreements are presented on a net basis in our balance sheets.
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
Some of our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. The aggregate fair value of all derivatives with creditworthiness requirements that were in a net liability position was $9 and $38 at April 30, 2017 and 2018, respectively.
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

The following table summarizes the gross and net amounts of our derivative contracts:

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet	Net Amounts
April 30, 2017
Derivative assets	$35	$(10)	$25	$(1)	$24
Derivative liabilities	(20)	10	(10)	1	(9)
April 30, 2018
Derivative assets	10	(9)	1	(1)	—
Derivative liabilities	(48)	9	(39)	1	(38)
No cash collateral was received or pledged related to our derivative contracts as of April 30, 2017 or 2018.
8. PENSION AND OTHER POSTRETIREMENT BENEFITS
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

	Pension Benefits		Medical and Life Insurance Benefits
	2017	2018	2017	2018
Obligation at beginning of year	$898	$893	$56	$52
Service cost	26	24	1	1
Interest cost	35	29	2	1
Net actuarial loss (gain)	(14)	2	—	(1)
Plan amendments	1	6	(4)	—
Retiree contributions	—	—	1	1
Benefits paid	(53)	(51)	(4)	(4)
Obligation at end of year	$893	$903	$52	$50
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
As shown in the previous table, the change in the value of our pension and other postretirement benefit obligations also includes the effect of benefit payments and retiree contributions. Expected benefit payments (net of retiree contributions) over the next 10 years are as follows:

	Pension Benefits	Medical and Life Insurance Benefits
2019	$57	$3
2020	58	3
2021	59	3
2022	61	3
2023	62	3
2024 – 2028	322	17

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
Asset allocation is the most important method for achieving our investment goals and is based on our assessment of the plans’ long-term return objectives and the appropriate balances needed for liquidity, stability, and diversification. As of April 30, 2018, our target asset allocation is a mix of 40% public equity investments, 47% fixed income investments, and 13% alternative investments.

The following table shows the fair value of pension plan assets by category as of the end of the last two years. (Fair value levels are defined in Note 6.)

	Level 1	Level 2	Level 3	Total
April 30, 2017
Equity securities	$78	$—	$—	$78
Limited partnership interest[1]	—	—	4	4
	$78	$—	$4	82
Investments measured at net asset value:
Commingled trust funds[2]:
Equity funds				206
Fixed income funds				229
Real estate funds				63
Short-term investments				7
Limited partnership interests[3]				28
Hedge funds[4]				8

Total				$623

April 30, 2018
Equity securities	$89	$—	$—	$89
Limited partnership interest[1]	—	—	4	4
	$89	$—	$4	93
Investments measured at net asset value:
Commingled trust funds[2]:
Equity funds				226
Fixed income funds				362
Real estate funds				66
Short-term investments				5
Limited partnership interests[3]				27
Hedge funds[4]				1

Total				$780

1 This limited partnership interest was initially valued at cost and has been adjusted to fair value as determined in good faith by management of the partnership using various factors, and does not meet the requirements for reporting at the net asset value (NAV). The valuation requires significant judgment due to the absence of quoted market prices, the inherent lack of liquidity, and the long-term nature of the investment.
2 Commingled trust fund valuations are based on the NAV of the funds as determined by the fund administrators and reviewed by us. NAV represents the underlying assets owned by the fund, minus liabilities and divided by the number of shares or units outstanding. For primarily all commingled trust funds other than real estate, redemptions are permitted daily with no notice period. The real estate fund is redeemable quarterly with 110 days notice.
3 These limited partnership interests were initially valued at cost and have been adjusted using NAV per audited financial statements. Investments are generally not eligible for immediate redemption and have original terms averaging 10 to 13 years, although those periods may be subsequently extended.
4 Hedge fund valuations are based primarily on the NAV of the funds as determined by fund administrators and reviewed by us. During our review, we determine whether it is necessary to adjust a valuation for inherent liquidity and redemption issues that may exist within a fund’s underlying assets or fund unit values.

The following table shows how the fair value of the Level 3 assets changed during each of the last two years. There were no transfers of assets between Level 3 and either of the other two levels.

Level 3
Balance as of April 30, 2016	$5
Sales and settlements	(1)
Balance as of April 30, 2017	4
Return on assets held at end of year	1
Sales and settlements	(1)
Balance as of April 30, 2018	$4
The following table shows how the total fair value of all pension plan assets changed during each of the last two years. (We do not have assets set aside for postretirement medical or life insurance benefits.)

	Pension Benefits		Medical and Life Insurance Benefits
	2017	2018	2017	2018
Assets at beginning of year	$594	$623	$—	$—
Actual return on assets	51	53	—	—
Retiree contributions	—	—	1	1
Company contributions	31	155	3	3
Benefits paid	(53)	(51)	(4)	(4)
Assets at end of year	$623	$780	$—	$—
We currently expect to contribute $5 to our pension plans and $3 to our postretirement medical and life insurance benefit plans during 2019.
Funded status. The funded status of a plan refers to the difference between its assets and its obligations. The following table shows the funded status of our plans.

	Pension Benefits		Medical and Life Insurance Benefits
April 30,	2017	2018	2017	2018
Assets	$623	$780	$—	$—
Obligations	(893)	(903)	(52)	(50)
Funded status	$(270)	$(123)	$(52)	$(50)
The funded status reflected above includes obligations attributable to our non-qualified Supplemental Executive Retirement Plan that is not funded with those plan assets presented above. However, we have set aside investments in corporate-owned life insurance policies to help cover these obligations. The value of those investments, which are included in “other assets” on the accompanying consolidated balance sheets, is $81 and $98 as of April 30, 2017 and 2018, respectively.

The funded status is recorded on the accompanying consolidated balance sheets as follows:

	Pension Benefits		Medical and Life Insurance Benefits
April 30,	2017	2018	2017	2018
Other assets	$—	$26	$—	$—
Accounts payable and accrued expenses	(5)	(5)	(3)	(3)
Accrued postretirement benefits	(265)	(144)	(49)	(47)
Net liability	$(270)	$(123)	$(52)	$(50)
Accumulated other comprehensive income (loss), before tax:
Net actuarial gain (loss)	$(322)	$(291)	$(13)	$(10)
Prior service credit (cost)	(4)	(9)	17	13
	$(326)	$(300)	$4	$3
The following table compares our pension plans whose assets exceed their accumulated benefit obligations with those whose obligations exceed their assets. (As discussed above, we have no assets set aside for postretirement medical or life insurance benefits.)

	Plan Assets		Accumulated Benefit Obligation		Projected Benefit Obligation
April 30,	2017	2018	2017	2018	2017	2018
Plans with assets in excess of accumulated benefit obligation	$48	$780	$47	$669	$48	$754
Plans with accumulated benefit obligation in excess of assets	575	—	729	123	845	149
Total	$623	$780	$776	$792	$893	$903
Pension cost. The following table shows the components of the pension cost recognized during each of the last three years. The amount for each year includes amortization of the prior service cost/credit and net actuarial loss/gain included in accumulated other comprehensive loss as of the beginning of the year.

	Pension Benefits
	2016	2017	2018
Service cost	$26	$26	$24
Interest cost	35	35	29
Expected return on assets	(40)	(41)	(41)
Amortization of:
Prior service cost (credit)	1	1	1
Net actuarial loss (gain)	27	25	21
Settlement loss	—	1	—
Net cost	$49	$47	$34
The prior service cost/credit, which represents the effect of plan amendments on benefit obligations, is amortized on a straight-line basis over the average remaining service period of the employees expected to receive the benefits. The net actuarial loss/gain results from experience different from that assumed or from a change in actuarial assumptions (including the difference between actual and expected return on plan assets), and is amortized over at least that same period. The estimated amount of prior service cost and net actuarial loss that will be amortized from accumulated other comprehensive loss into pension cost in 2019 is $1 and $19, respectively.

Other postretirement benefit cost. The following table shows the components of the postretirement medical and life insurance benefit cost that we recognized during each of the last three years.

	Medical and Life Insurance Benefits
	2016	2017	2018
Service cost	$1	$1	$1
Interest cost	2	2	1
Amortization of:
Prior service cost (credit)	(2)	(3)	(3)
Net actuarial loss (gain)	1	1	1
Net cost	$2	$1	$—
The estimated amount of prior service credit and net actuarial loss that will be amortized from accumulated other comprehensive loss into postretirement medical and life insurance benefit cost in 2019 is $3 and $1, respectively.
Other comprehensive income (loss). Prior service cost/credit and net actuarial loss/gain are recognized in other comprehensive income or loss (OCI) during the period in which they arise. These amounts are later amortized from accumulated OCI into pension and other postretirement benefit cost over future periods as described above. The following table shows the pre-tax effect of these amounts on OCI during each of the last three years.

	Pension Benefits			Medical and Life Insurance Benefits
	2016	2017	2018	2016	2017	2018
Prior service credit (cost)	$—	$(1)	$(6)	$—	$4	$—
Net actuarial gain (loss)	(46)	24	10	1	—	1
Amortization reclassified to earnings:
Prior service cost (credit)	1	1	1	(2)	(3)	(3)
Net actuarial loss (gain)	27	26	21	1	1	1
Net amount recognized in OCI	$(18)	$50	$26	$—	$2	$(1)
Assumptions and sensitivity. We use various assumptions to determine the obligations and cost related to our pension and other postretirement benefit plans. The weighted-average assumptions used in computing benefit plan obligations as of the end of the last two years were as follows:

	Pension Benefits		Medical and Life Insurance Benefits
	2017	2018	2017	2018
Discount rate	4.09%	4.23%	4.04%	4.20%
Rate of salary increase	4.00%	4.00%	n/a	n/a

The weighted-average assumptions used in computing benefit plan cost during each of the last three years were as follows:

	Pension Benefits			Medical and Life Insurance Benefits
	2016	2017	2018	2016	2017	2018
Discount rate for service cost	4.09%	4.02%	4.29%	4.09%	3.96%	4.39%
Discount rate for interest cost	4.09%	4.02%	3.40%	4.09%	3.96%	3.35%
Rate of salary increase	4.00%	4.00%	4.00%	n/a	n/a	n/a
Expected return on plan assets	7.00%	7.00%	6.75%	n/a	n/a	n/a
The assumed discount rates are determined using a yield curve based on the interest rates of high-quality debt securities with maturities corresponding to the expected timing of our benefit payments. Beginning in fiscal 2018, we changed the method used to estimate the service cost and interest cost for these benefit plans. The new estimation approach discounts the individual expected cash flows underlying the service cost and interest cost using the applicable spot rates derived from the yield curve used to discount the cash flows used to measure the benefit obligation at the beginning of the period. Previously, we estimated these service and interest cost components using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. We believe the new approach provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates.

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
The assumed health care cost trend rates as of the end of the last two years were as follows:

	Medical and Life Insurance Benefits
	2017	2018
Health care cost trend rate assumed for next year	7.25%	7.70%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2025	2025
A one percentage point change in the assumed health care cost trend rate would not have significantly changed the accumulated postretirement benefit obligation as of April 30, 2018, or the aggregate service and interest costs for 2018.
Savings plans. We also sponsor various defined contribution benefit plans that together cover substantially all U.S. employees. Employees can make voluntary contributions in accordance with their respective plans, which include a 401(k) tax deferral option. We match a percentage of each employee’s contributions in accordance with plan terms. We expensed $11, $11, and $12 for matching contributions during 2016, 2017, and 2018, respectively.
International plans. The information presented above for defined benefit plans and defined contribution benefit plans reflects amounts for U.S. plans only. Information about similar international plans is not presented due to immateriality.
9. STOCK-BASED COMPENSATION
The Brown-Forman 2013 Omnibus Compensation Plan is our incentive compensation plan, designed to reward participants (including eligible officers, employees, and non-employee directors) for company performance. Under the Plan, we can grant stock-based incentive awards for up to 20,750,000 shares of common stock to eligible participants until July 28, 2023. As of April 30, 2018, awards for approximately 14,791,000 shares remain available for issuance under the Plan. We try to limit the source of shares delivered to participants under the Plan to treasury shares that we purchase from time to time on the open market (at times in connection with a publicly announced share repurchase program), in private transactions, or otherwise.
The following table presents information about stock options and stock-settled stock appreciation rights (SSARs) granted under the Plan (or its predecessor plans) as of April 30, 2018, and for the year then ended.

	Number of Underlying Shares (in thousands)	Weighted Average Exercise Price per Award	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at April 30, 2017	8,278	$25.74
Granted	1,059	39.07
Exercised	(2,116)	17.11
Forfeited or expired	(6)	36.05
Outstanding at April 30, 2018	7,215	$29.67	5.4	$190
Exercisable at April 30, 2018	4,335	$23.17	3.7	$142
The total intrinsic value of options and SSARs exercised during 2016, 2017, and 2018 was $47, $28, and $73, respectively.

We grant stock options and SSARs at an exercise price equal to the market price of the underlying stock on the grant date. Stock options and SSARs become exercisable after three years from the first day of the fiscal year of grant and expire seven years after that date. The grant-date fair values of these awards granted during 2016, 2017, and 2018 were $7.62, $5.73, and $6.79 per award, respectively. We estimated the fair values using the Black-Scholes pricing model with the following assumptions:

	2016	2017	2018
Risk-free interest rate	2.1%	1.4%	2.2%
Expected volatility	19.1%	16.3%	15.6%
Expected dividend yield	1.6%	1.6%	1.5%
Expected term (years)	6.75	7.00	7.00
We have also granted restricted stock units (RSUs), deferred stock units (DSUs), and shares of performance-based restricted stock (PBRS) under the Plan (or its predecessor plans). Approximately 670,000 shares underlying these awards, with a weighted-average remaining vesting period of 0.8 years, were nonvested at April 30, 2018. The following table summarizes the changes in the number of shares underlying these awards during 2018.

	Number of Underlying Shares (in thousands)	Weighted Average Fair Value at Grant Date
Nonvested at April 30, 2017	601	$36.50
Granted	165	33.68
Adjusted for dividends or performance	43	50.47
Vested	(136)	34.52
Forfeited	(3)	39.40
Nonvested at April 30, 2018	670	$39.84
For PBRS awards, performance is measured based on the relative ranking of the total shareholder return of our Class B common stock during the three-year performance period compared to that of the companies within the Standard & Poor’s Consumer Staples Index at the end of the performance period, with specific payout levels ranging from 50% to 150%.
The total fair value of RSUs, PBRS awards, and DSUs vested during 2016, 2017, and 2018 was $10, $8, and $6, respectively.
The accompanying consolidated statements of operations reflect compensation expense related to stock-based incentive awards on a pre-tax basis of $15 in 2016, $14 in 2017, and $19 in 2018, partially offset by deferred income tax benefits of $6 in 2016, $5 in 2017, and $6 in 2018. As of April 30, 2018, there was $7 of total unrecognized compensation cost related to non-vested stock-based compensation. That cost is expected to be recognized over a weighted-average period of 1.3 years.

10. COMMON STOCK
On May 26, 2016, our Board of Directors approved a two-for-one stock split for our Class A and Class B common stock, subject to stockholder approval of an amendment to our Restated Certificate of Incorporation. The amendment, which was approved by stockholders on July 28, 2016, increased the number of authorized shares of Class A common stock from 85,000,000 to 170,000,000. The amendment did not change the number of authorized Class B common shares, which remained at 400,000,000.
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

The following table shows the effects of the stock splits and treasury stock retirement on the number of issued common shares:

	Issued
(Shares in thousands)	Class A	Class B	Total
Balance at April 30, 2016	85,000	142,313	227,313
Stock split	85,000	142,313	227,313
Balance at April 30, 2017	170,000	284,626	454,626
Retirement of treasury stock	—	(67,000)	(67,000)
Stock split	—	96,906	96,906
Balance at April 30, 2018	170,000	314,532	484,532
Except for the pre-split share balances and activity included in the above table, all share and per share amounts reported in these financial statements and related notes are presented on a split-adjusted basis.
The following table shows the change in outstanding common shares during each of the last three years:

	Outstanding
(Shares in thousands)	Class A	Class B	Total
Balance at April 30, 2015	168,926	352,823	521,749
Acquisition of treasury stock	(114)	(28,422)	(28,536)
Stock issued under compensation plans	248	892	1,140
Balance at April 30, 2016	169,060	325,293	494,353
Acquisition of treasury stock	(77)	(14,768)	(14,845)
Stock issued under compensation plans	68	530	598
Balance at April 30, 2017	169,051	311,055	480,106
Acquisition of treasury stock	(25)	(6)	(31)
Stock issued under compensation plans	36	890	926
Balance at April 30, 2018	169,062	311,939	481,001

11. EARNINGS PER SHARE
We calculate basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share further includes the dilutive effect of stock-based compensation awards. We calculate that dilutive effect using the “treasury stock method” (as defined by GAAP).
The following table presents information concerning basic and diluted earnings per share:

	2016	2017	2018
Net income available to common stockholders	$1,067	$669	$717
Share data (in thousands):
Basic average common shares outstanding	507,441	484,635	480,319
Dilutive effect of stock-based awards	3,259	3,442	3,929
Diluted average common shares outstanding	510,700	488,077	484,248

Basic earnings per share	$2.10	$1.38	$1.49
Diluted earnings per share	$2.09	$1.37	$1.48
We excluded common stock-based awards for approximately 1,131,000 shares, 2,145,000 shares, and 805,000 shares from the calculation of diluted earnings per share for 2016, 2017, and 2018, respectively, because they were not dilutive for those periods under the treasury stock method.

12. INCOME TAXES
We incur income taxes on the earnings of our U.S. and foreign operations. The following table, based on the locations of the taxable entities from which sales were derived (rather than the location of customers), presents the U.S. and foreign components of our income before income taxes:

	2016	2017	2018
United States	$1,184	$806	$747
Foreign	305	127	230
	$1,489	$933	$977
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
Total income tax expense for a year includes the tax associated with the current tax return (current tax expense) and the change in the net deferred tax asset or liability (deferred tax expense). Our total income tax expense for each of the last three years was as follows:

	2016	2017	2018
Current:
U.S. federal	$347	$226	$265
Foreign	47	40	47
State and local	18	8	17
	412	274	329
Deferred:
U.S. federal	$24	$(1)	$(48)
Foreign	(17)	(9)	(13)
State and local	3	—	(8)
	10	(10)	(69)
	$422	$264	$260
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system. As we have an April 30 fiscal year-end, the lower corporate income tax rate was phased in, resulting in a U.S. statutory federal rate of 30.4% for our fiscal year ended April 30, 2018, and 21% for subsequent fiscal years. During fiscal 2018, the impact of the lower tax rate resulted in a tax benefit of approximately $19. With the enactment of the Tax Act, we are evaluating our global working capital requirements and may change our current permanent reinvestment assertion in future periods.
There are also certain transitional impacts of the Tax Act. As part of the transition to the new territorial tax system, the Tax Act imposes a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries. In addition, the reduction of the U.S. corporate tax rate required us to adjust our U.S. deferred tax assets and liabilities to the lower federal base rate of 21%. These transitional impacts resulted in a provisional net charge of $43 for the year ended April 30, 2018, comprised of a provisional repatriation U.S. tax charge of $91 and a provisional net deferred tax benefit of $48.
The Tax Act also established new tax laws that may impact our financial statements beginning in fiscal 2019. These new laws include, but are not limited to (a) Global Intangible Low-Tax Income (GILTI), a new provision for tax on low-tax foreign earnings; (b) Base Erosion Anti-abuse Tax (BEAT), a new minimum tax; (c) repeal of the domestic production activity deduction; and (d) limitations on certain executive compensation.
As noted, certain income earned by foreign subsidiaries must be included in U.S. taxable income under the GILTI provisions. The FASB allows an accounting policy election of either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or recognizing such taxes as a current period expense when incurred. Due to the complexity of calculating

GILTI under the Tax Act, we have not determined which method we will apply. Therefore, we have not recognized any adjustments for GILTI tax in our fiscal 2018 financial statements. We expect to elect an accounting policy in the first quarter of fiscal 2019.
The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from the above estimates, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates we have used to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries.
Shortly after the Tax Act was enacted, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118). Under SAB 118, companies are provided a measurement period, not to extend beyond one year since the date of enactment. To the extent a company’s accounting for certain income tax effects are incomplete, the company may determine a reasonable estimate and record a provisional amount within the first reporting period in which a reasonable estimate can be determined. We expect to complete our analysis of the amounts recorded upon enactment of the Tax Act within the measurement period of one year.
Our consolidated effective tax rate usually differs from current statutory rates due to the recognition of amounts for events or transactions with no tax consequences. The following table reconciles our effective tax rate to the federal statutory tax rate in the United States:

	Percent of Income Before Taxes
	2016	2017	2018
U.S. federal statutory rate	35.0%	35.0%	30.4%
State taxes, net of U.S. federal tax benefit	1.0%	0.9%	0.8%
Income taxed at other than U.S. federal statutory rate	(2.5%)	(1.7%)	(3.4%)
Tax benefit from U.S. manufacturing	(2.4%)	(2.4%)	(2.5%)
Tax impact of sale of business	(1.1%)	—%	—%
Amortization of deferred tax benefit from intercompany transactions	(1.6%)	(1.7%)	(1.6%)
Excess tax benefits from stock-based awards	—%	(1.0%)	(1.8%)
Provisional impact of Tax Act	—%	—%	2.5%
Other, net	(0.1%)	(0.8%)	2.2%
Effective rate	28.3%	28.3%	26.6%
Deferred tax assets and liabilities as of the end of each of the last two years were as follows:

April 30,	2017	2018
Deferred tax assets:
Postretirement and other benefits	$173	$89
Accrued liabilities and other	17	36
Inventories	27	48
Loss carryforwards	44	51
Valuation allowance	(30)	(29)
Total deferred tax assets, net	231	195
Deferred tax liabilities:
Intangible assets	(262)	(199)
Property, plant, and equipment	(90)	(64)
Other	(15)	(1)
Total deferred tax liabilities	(367)	(264)
Net deferred tax liability	$(136)	$(69)

Details of the loss carryforwards and related valuation allowances as of the end of each of the last two years are as follows:

	April 30, 2017			April 30, 2018
	Gross Amount	Deferred Tax Asset	Valuation Allowance	Gross Amount	Deferred Tax Asset	Valuation Allowance	Expiration (as of April 30, 2018)
Finland net operating losses	$65	$13	$—	$94	$19	$—	2024-2028
Brazil net operating losses	49	17	(17)	48	16	(16)	None
United Kingdom non-trading losses	27	5	(5)	29	6	(6)	None
Various state net operating losses	—	—	—	34	2	—	2033-2038
Other	43	9	(8)	41	8	(7)	Various[1]
	$184	$44	$(30)	$246	$51	$(29)
1As of April 30, 2018, gross amount includes loss carryforwards of $11 that do not expire and $30 that expire in varying amounts over the next 10 years.
Although the losses in Brazil can be carried forward indefinitely, it is uncertain whether we will realize sufficient taxable income to allow us to use these losses. The non-trading losses in the United Kingdom can also be carried forward indefinitely. However, we know of no significant transactions that will let us use them.
During 2014, we deferred a tax benefit of $95 that resulted primarily from the release of certain deferred tax liabilities in connection with an intercompany transfer of assets, composed primarily of an intangible asset. We have been amortizing the deferred benefit to tax expense over approximately six years for financial reporting purposes, in accordance with Accounting Standard Codification (ASC) 740-10-25-3(e) (Income Taxes) and ASC 810-45-8 (Consolidation), resulting in a tax benefit of $5 in 2014, $15 in 2015, $16 in 2016, $16 in 2017, and $16 in 2018. The remaining balance of the deferred benefit, which is included in “other liabilities” on the accompanying consolidated balance sheet, was $27 as of April 30, 2018. As discussed in Note 1, revised accounting guidance (ASU 2016-16) will require the recognition of income tax consequences of intercompany transfers of assets other than inventory when the transfer occurs. Our adoption of this revised guidance will result in this balance being recognized as an increase in retained earnings rather than as a reduction in income tax expense.
As of April 30, 2018, we had approximately $1,270 of undistributed earnings from our foreign subsidiaries ($1,053 at April 30, 2017). Historically, deferred tax liabilities have not been recognized on these earnings. However, upon enactment of the Tax Act, the undistributed earnings of our foreign subsidiaries are subject to U.S. tax due to the Tax Act’s provision imposing a mandatory deemed repatriation tax on accumulated foreign earnings provision. As a result, we have provisionally recognized a one-time income tax expense of $91. Deferred tax liabilities were not provided for any additional outside basis differences inherent in our foreign subsidiaries (i.e. basis differences in excess of those subject to the mandatory deemed repatriation tax) as these amounts continue to be provisionally reinvested indefinitely outside the United States. If these amounts were not considered permanently reinvested, deferred tax liabilities would have been provided for additional income taxes (if any) and withholding taxes payable in various countries. A determination of the unrecognized deferred tax liabilities on the earnings reinvested indefinitely at April 30, 2018 is not practicable.
At April 30, 2018, we had $11 of gross unrecognized tax benefits, $9 of which would reduce our effective income tax rate if recognized. A reconciliation of the beginning and ending unrecognized tax benefits follows:

	2016	2017	2018
Unrecognized tax benefits at beginning of year	$13	$9	$9
Additions for tax positions provided in prior periods	1	2	5
Additions for tax positions provided in current period	—	—	1
Decreases for tax positions provided in prior years	(4)	(2)	(4)
Settlements of tax positions in the current period	(1)	—	—
Unrecognized tax benefits at end of year	$9	$9	$11
We file income tax returns in the United States, including several state and local jurisdictions, as well as in several other countries in which we conduct business. The major jurisdictions and their earliest fiscal years that are currently open for tax examinations are 2011 for one state in the United States; 2016 in the United Kingdom; 2014 in Australia and Finland; 2013 in Brazil, Germany, Mexico and the Netherlands; and 2012 in Poland. The audit of our fiscal 2016 U.S. federal tax return was concluded in the second quarter of fiscal 2018; we expect the audit of the fiscal 2017 U.S. federal tax return to be concluded in the first half of fiscal 2019. In addition, we are participating in the Internal Revenue Service’s Compliance Assurance Program for our fiscal 2018 tax year.
We believe there will be no material change in our gross unrecognized tax benefits in the next 12 months.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table summarizes the change in each component of AOCI, net of tax, during 2018:

	Currency Translation Adjustments	Cash Flow Hedge Adjustments	Postretirement Benefits Adjustments	Total AOCI
Balance at April 30, 2017	$(204)	$11	$(197)	$(390)
Net other comprehensive income (loss)	24	(28)	16	12
Balance at April 30, 2018	$(180)	$(17)	$(181)	$(378)

The following table presents the components of net other comprehensive income (loss) during each of the last three years:

	Pre-Tax	Tax	Net
Year Ended April 30, 2016
Currency translation adjustments:
Net gain (loss) on currency translation	$(22)	$(1)	$(23)
Reclassification to earnings	—	—	—
Other comprehensive income (loss), net	(22)	(1)	(23)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	30	(10)	20
Reclassification to earnings[1]	(60)	23	(37)
Other comprehensive income (loss), net	(30)	13	(17)
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	(47)	19	(28)
Reclassification to earnings[2]	30	(12)	18
Other comprehensive income (loss), net	(17)	7	(10)

Total other comprehensive income (loss), net	$(69)	$19	$(50)

Year Ended April 30, 2017
Currency translation adjustments:
Net gain (loss) on currency translation	$(71)	$(4)	$(75)
Reclassification to earnings	3	(1)	2
Other comprehensive income (loss), net	(68)	(5)	(73)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	41	(17)	24
Reclassification to earnings[1]	(40)	16	(24)
Other comprehensive income (loss), net	1	(1)	—
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	28	(10)	18
Reclassification to earnings[2]	25	(10)	15
Other comprehensive income (loss), net	53	(20)	33

Total other comprehensive income (loss), net	$(14)	$(26)	$(40)

Year Ended April 30, 2018
Currency translation adjustments:
Net gain (loss) on currency translation	$12	$12	$24
Reclassification to earnings	—	—	—
Other comprehensive income (loss), net	12	12	24
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	(54)	18	(36)
Reclassification to earnings[1]	11	(3)	8
Other comprehensive income (loss), net	(43)	15	(28)
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	5	(2)	3
Reclassification to earnings[2]	20	(7)	13
Other comprehensive income (loss), net	25	(9)	16

Total other comprehensive income (loss), net	$(6)	$18	$12
1Pre-tax amount is classified as sales in the accompanying consolidated statements of operations.
2Pre-tax amount is a component of pension and other postretirement benefit expense (as shown in Note 8, except for amounts related to non-U.S. benefit plans, about which no information is presented in Note 8 due to immateriality).

14. SUPPLEMENTAL INFORMATION
The following table presents net sales by product category:

	2016	2017	2018
Net sales:
Spirits	$2,901	$2,805	$3,060
Wine	188	189	188
	$3,089	$2,994	$3,248
The following table presents net sales by geography:

	2016	2017	2018
Net sales:
United States	$1,491	$1,444	$1,539
Europe	834	770	864
Australia	153	151	163
Other	611	629	682
	$3,089	$2,994	$3,248

Net sales are attributed to countries based on where customers are located.
The net book value of property, plant, and equipment located outside the United States was $96 and $111 as of April 30, 2017 and 2018, respectively. Other long-lived assets located outside the United States are not significant.
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
On November 17, 2016, we purchased the remaining 10% interest in BenRiach for cash of £24 ($30 at the exchange rate on that date) by exercising the call option described above. That cash payment is classified as a financing activity in the accompanying consolidated statement of cash flows.
BenRiach’s results of operations have been included in our financial statements since the acquisition date. Actual and pro forma results are not presented due to immateriality.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(Expressed in millions, except per share amounts)

	Fiscal 2017					Fiscal 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$661	$830	$808	$694	$2,994	$723	$914	$878	$733	$3,248
Gross profit	453	552	536	480	2,021	493	610	587	512	2,202
Net income	144	197	182	144	669	178	239	190	110	717
Basic EPS	0.29	0.41	0.38	0.30	1.38	0.37	0.50	0.39	0.23	1.49
Diluted EPS	0.29	0.40	0.38	0.30	1.37	0.37	0.49	0.39	0.23	1.48
Cash dividends per share:
Declared	0.272	—	0.292	—	0.564	0.292	—	1.316	—	1.608
Paid	0.136	0.136	0.146	0.146	0.564	0.146	0.146	0.158	1.158	1.608
Market price per share:
Class A high	43.42	43.56	39.46	40.04	43.56	42.75	42.62	51.30	55.67	55.67
Class A low	40.62	37.60	36.50	37.09	36.50	35.50	37.79	41.14	46.61	35.50
Class B high	40.32	40.85	37.63	39.16	40.85	45.54	45.62	55.66	56.52	56.52
Class B low	37.56	35.73	35.17	36.01	35.17	37.82	38.43	44.08	50.66	37.82

Notes:

1.
Quarterly amounts may not add to amounts for the year due to rounding. Further, quarterly earnings per share (EPS) amounts may not add to amounts for the year because quarterly and annual EPS calculations are performed separately.

2.	Per share amounts have been adjusted for a 5-for-4 stock split that occurred in February 2018.

3.	Cash dividends for fiscal 2018 include a special dividend of $1.00 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) (our principal executive and principal financial officers), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of fiscal 2018. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures: (a) are effective to ensure that information required to be disclosed by the company in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (b) include controls and procedures designed to ensure that information required to be disclosed by the company in such reports is accumulated and communicated to the company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended April 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm. Management’s report on our internal control over financial reporting as of April 30, 2018, and our independent registered public accounting firm’s report on our internal control over financial reporting are set forth in “Item 8. Financial Statements and Supplementary Data.”
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Information on our Executive Officers is included under the caption “Employees and Executive Officers” in Part I of this report. For the other information required by this item, see the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 26, 2018, which information is incorporated into this report by reference: (a) “Election of Directors” (for biographical information on directors and family relationships); (b) “Code of Conduct” (for information on our Code of Ethics); (c) “Section 16(a) Beneficial Ownership Reporting Compliance” (for information on compliance with Section 16 of the Exchange Act); (d) “Selection of Directors” (for information on the procedures by which security holders may recommend nominees to the Company’s Board of Directors); and (e) “Corporate Governance” (for information on our Audit Committee).
Item 11. Executive Compensation
For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 26, 2018, which information is incorporated into this report by reference: (a) “Compensation Discussion and Analysis”; (b) “Compensation Tables”; (c) “Director Compensation”; (d) “Compensation Committee Interlocks and Insider Participation”; (e) “Compensation Committee Report”; and (f) “Pay Ratio Disclosure.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
For equity compensation plan information, refer to “Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.” For the other information required by this item, refer to the section entitled “Stock Ownership” of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 26, 2018, which information is incorporated into this report by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 26, 2018, which information is incorporated into this report by reference: (a) “Certain Relationships and Related Transactions”; and (b) “Our Independent Directors.”

Item 14. Principal Accounting Fees and Services
For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 26, 2018, which information is incorporated into this report by reference: (a) “Fees Paid to Independent Registered Public Accounting Firm”; and (b) “Audit Committee Pre-Approval Policies and Procedures.”
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
101
The following materials from Brown-Forman Corporation’s Annual Report on Form 10-K for the fiscal year ended April 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (a) Consolidated Statements of Operations, (b) Consolidated Statements of Comprehensive Income, (c) Consolidated Balance Sheets, (d) Consolidated Statements of Cash Flows, (e) Consolidated Statements of Stockholders’ Equity, and (f) Notes to Consolidated Financial Statements.

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

4.4	Form of 1.00% Note due 2018, incorporated into this report by reference to Exhibit 4.4 of Brown-Forman Corporation’s Form 8-K filed on December 12, 2012 (File No. 002-26821).
4.5	Form of 2.25% Note due 2023, incorporated into this report by reference to Exhibit 4.5 of Brown-Forman Corporation’s Form 8-K filed on December 12, 2012 (File No. 002-26821).
4.6	Form of 1.200% Note due 2026, incorporated into this report by reference to Exhibit 4.5 of Brown-Forman Corporation’s Form 8-K filed on July 8, 2016 (File No. 002-26821).
4.7	Form of 2.600% Note due 2028, incorporated into this report by reference to Exhibit 4.6 of Brown-Forman Corporation’s Form 8-K filed on July 8, 2016 (File No. 002-26821).
4.8	Form of 3.500% Note due 2025, incorporated into this report by reference to Exhibit 4.5 of Brown-Forman Corporation’s Form 8-K filed on March 26, 2018 (File No. 001-00123).
4.9	Form of 3.75% Note due 2043, incorporated into this report by reference to Exhibit 4.6 of Brown-Forman Corporation’s Form 8-K filed on December 12, 2012 (File No. 002-26821).
4.10	Form of 4.000% Note due 2038, incorporated into this report by reference to Exhibit 4.6 of Brown-Forman Corporation’s Form 8-K filed on March 26, 2018 (File No. 001-00123).
4.11	Form of 4.500% Notes due 2045, incorporated into this report by reference to Exhibit 4.5 of Brown-Forman Corporation’s Form 8-K filed on June 29, 2015 (File No. 002-26821).
4.12
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

4.13
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

4.14
Officers’ Certificate dated July 7, 2016, pursuant to Sections 1.01, 2.02, and 3.01 of the Indenture dated as of April 2, 2007, as supplemented by the First Supplemental Indenture dated as of December 13, 2010 and the Second Supplemental Indenture dated as of June 24, 2015, between Brown-Forman Corporation and U.S. Bank National Association, as Trustee, setting forth the terms of the 1.200% Notes due 2026 and the 2.600% Notes due 2028, incorporated into this report by reference to Exhibit 4.4 of Brown-Forman Corporation’s Form 8-K filed on July 8, 2016 (File No. 002-26821).

4.15
Officers’ Certificate dated March 26, 2018, pursuant to the indenture dated April 2, 2007, as supplemented by the first supplemental indenture dated as of December 13, 2010, and the second supplemental indenture dated as of June 24, 2015, between Brown-Forman Corporation and U.S. Bank National Association, as trustee setting forth the terms of the 3.500% Note due 2025 and the 4.000% Note due 2038, incorporated into this report by reference to Exhibit 4.4 of Brown-Forman Corporation’s Form 8-K filed on March 26, 2018 (File No. 001-00123).

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

Exhibit Index
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
10.20
Paul C. Varga July 25, 2013 Special Restricted Stock Award Agreement, incorporated into this report by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 8-K filed on July 30, 2013 (File No. 002-26821).*

10.21
Form of Employee Stock-Settled Stock Appreciation Right Award Agreement, incorporated into this report by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 8-K filed on August 1, 2016 (File No. 001-00123).*

10.22
Form of Performance-Based Restricted Stock Unit Award Agreement (Class A), incorporated into this report by reference to Exhibit 10.2 of Brown-Forman Corporation’s Form 8-K filed on August 1, 2016 (File No. 001-00123).*

10.23
Form of Performance-Based Restricted Stock Unit Award Agreement (Class B), incorporated into this report by reference to Exhibit 10.3 of Brown-Forman Corporation’s Form 8-K filed on August 1, 2016 (File No. 001-00123).*

Exhibit Index
10.24
Five-Year Credit Agreement, dated as of November 10, 2017, among Brown-Forman Corporation, certain borrowing subsidiaries and certain lenders party thereto, JPMorgan Chase Bank, N.A., PNC Bank, National Association and Wells Fargo Bank, National Association, as Co-Documentation Agents, U.S. Bank National Association, as Administrative Agent, and U.S. Bank National Association, Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc., as Co-Syndication Agents, Joint Lead Arrangers and Joint Bookrunners, incorporated into this report by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 8-K filed on November 13, 2017 (File No. 001-00123).

10.25
Letter Agreement between Brown-Forman Corporation and Jill A. Jones dated May 14, 2018, incorporated into this report by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 8-K filed on May 16, 2018 (File No. 001-00123).

*	Indicates management contract, compensatory plan, or arrangement.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROWN-FORMAN CORPORATION (Registrant)
/s/ Paul C. Varga
By:	Paul C. Varga
Chief Executive Officer and Chairman of the Company
Date: June 13, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on June 13, 2018, as indicated:

/s/ Geo. Garvin Brown IV
By:	Geo. Garvin Brown IV
Director, Chairman of the Board

/s/ Paul C. Varga
By:	Paul C. Varga
Director, Chief Executive Officer, and Chairman of the Company

/s/ Patrick Bousquet-Chavanne
By:	Patrick Bousquet-Chavanne
Director

/s/ Campbell P. Brown
By:	Campbell P. Brown
Director

/s/ Stuart R. Brown
By:	Stuart R. Brown
Director

/s/ Bruce L. Byrnes
By:	Bruce L. Byrnes
Director

/s/ John D. Cook
By:	John D. Cook
Director

/s/ Marshall B. Farrer
By:	Marshall B. Farrer
Director

/s/ Laura L. Frazier
By:	Laura L. Frazier
Director

/s/ Kathleen M. Gutmann
By:	Kathleen M. Gutmann
Director

/s/ Augusta Brown Holland
By:	Augusta Brown Holland
Director

/s/ Michael J. Roney
By:	Michael J. Roney
Director

/s/ Tracy L. Skeans
By:	Tracy L. Skeans
Director

/s/ Michael A. Todman
By:	Michael A. Todman
Director

/s/ Jane C. Morreau
By:	Jane C. Morreau
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Brian P. Fitzgerald
By:	Brian P. Fitzgerald
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended April 30, 2016, 2017, and 2018
(Expressed in millions)

Col. A	Col. B	Col. C(1)	Col. C(2)	Col. D		Col. E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions		Balance at End of Period
2016
Allowance for doubtful accounts	$10	$1	$—	$2	(1)	$9
Deferred tax valuation allowance	$27	$3	$—	$5		$25
2017
Allowance for doubtful accounts	$9	$—	$—	$2	(1)	$7
Deferred tax valuation allowance	$25	$5	$2	$2		$30
2018
Allowance for doubtful accounts	$7	$—	$—	$—		$7
Deferred tax valuation allowance	$30	$3	$1	$5		$29

(1)	Doubtful accounts written off, net of recoveries.