Form 10-Q
period 2018-07-31
BROWN FORMAN CORP
filed 2018-08-29
CIK 14693

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  July 31, 2018

Class A Common Stock ($.15 par value, voting)	169,055,397
Class B Common Stock ($.15 par value, nonvoting)	312,104,114

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended
	July 31,
	2017	2018
Sales	$929	$987
Excise taxes	206	221
Net sales	723	766
Cost of sales	230	243
Gross profit	493	523
Advertising expenses	87	98
Selling, general, and administrative expenses	161	168
Other expense (income), net	(1)	(7)
Operating income	246	264
Non-operating postretirement expense	2	2
Interest income	(1)	(2)
Interest expense	16	22
Income before income taxes	229	242
Income taxes	51	42
Net income	$178	$200
Earnings per share:
Basic	$0.37	$0.42
Diluted	$0.37	$0.41
Cash dividends per common share:
Declared	$0.292	$0.316
Paid	$0.146	$0.158
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended
	July 31,
	2017	2018
Net income	$178	$200
Other comprehensive income (loss), net of tax:
Currency translation adjustments	34	(12)
Cash flow hedge adjustments	(23)	23
Postretirement benefits adjustments	3	3
Net other comprehensive income (loss)	14	14
Comprehensive income	$192	$214
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions)

	April 30, 2018	July 31, 2018
Assets
Cash and cash equivalents	$239	$211
Accounts receivable, less allowance for doubtful accounts of $7 at April 30 and July 31	639	658
Inventories:
Barreled whiskey	947	945
Finished goods	225	270
Work in process	117	137
Raw materials and supplies	90	97
Total inventories	1,379	1,449
Other current assets	298	305
Total current assets	2,555	2,623
Property, plant and equipment, net	780	778
Goodwill	763	755
Other intangible assets	670	658
Deferred tax assets	16	16
Other assets	192	195
Total assets	$4,976	$5,025
Liabilities
Accounts payable and accrued expenses	$581	$564
Dividends payable	—	76
Accrued income taxes	25	52
Short-term borrowings	215	176
Total current liabilities	821	868
Long-term debt	2,341	2,310
Deferred tax liabilities	85	119
Accrued pension and other postretirement benefits	191	192
Other liabilities	222	168
Total liabilities	3,660	3,657
Commitments and contingencies
Stockholders’ Equity
Common stock:
Class A, voting, $0.15 par value (170,000,000 shares authorized; 170,000,000 shares issued)	25	25
Class B, nonvoting, $0.15 par value (400,000,000 shares authorized; 314,532,000 shares issued)	47	47
Additional paid-in capital	4	2
Retained earnings	1,730	1,767
Accumulated other comprehensive income (loss), net of tax	(378)	(364)
Treasury stock, at cost (3,531,000 and 3,372,000 shares at April 30 and July 31, respectively)	(112)	(109)
Total stockholders’ equity	1,316	1,368
Total liabilities and stockholders’ equity	$4,976	$5,025
 See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Three Months Ended
	July 31,
	2017	2018
Cash flows from operating activities:
Net income	$178	$200
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	15	18
Stock-based compensation expense	4	5
Deferred income taxes	(3)	20
Changes in assets and liabilities	(89)	(117)
Cash provided by operating activities	105	126
Cash flows from investing activities:
Additions to property, plant, and equipment	(28)	(23)
Payments for corporate-owned life insurance	(3)	(2)
Cash used for investing activities	(31)	(25)
Cash flows from financing activities:
Net change in short-term borrowings	45	(41)
Net payments related to exercise of stock-based awards	(5)	(4)
Acquisition of treasury stock	(1)	(1)
Dividends paid	(70)	(76)
Cash used for financing activities	(31)	(122)
Effect of exchange rate changes on cash and cash equivalents	13	(7)
Net increase (decrease) in cash and cash equivalents	56	(28)
Cash and cash equivalents, beginning of period	182	239
Cash and cash equivalents, end of period	$238	$211
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In these notes, “we,” “us,” “our,” “Brown-Forman,” and the “Company” refer to Brown-Forman Corporation and its consolidated subsidiaries, collectively.

1.    Condensed Consolidated Financial Statements
We prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim financial information. In accordance with those rules and regulations, we condensed or omitted certain information and disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). In our opinion, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments (unless otherwise indicated), necessary for a fair statement of our financial results for the periods covered by this report. The results for interim periods are not necessarily indicative of future or annual results.

We suggest that you read these condensed financial statements together with the financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018 (2018 Annual Report). Except for adopting the new accounting standards discussed below, we prepared the accompanying financial statements on a basis that is substantially consistent with the accounting principles applied in our 2018 Annual Report.

Recently adopted accounting standards. As of May 1, 2018, we adopted the following Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB):

•
ASU 2014-09: Revenue from Contracts with Customers. This update, codified along with various amendments as Accounting Standards Codification Topic 606 (ASC 606), replaces previous revenue recognition guidance. The core principle of ASC 606 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration that it expects to be entitled to in exchange for those goods or services. ASC 606 also requires more financial statement disclosures than were required by previous revenue recognition standards. We applied this new guidance on a modified retrospective basis through a cumulative-effect adjustment that reduced retained earnings as of May 1, 2018, by $25 million (net of tax). See Note 2 for additional information about our revenues and the impact of adopting ASC 606.

•
ASU 2016-15: Classification of Certain Cash Receipts and Cash Payments. This new guidance addresses eight specific issues related to the classification of certain cash receipts and cash payments on the statement of cash flows. The impact of adopting the new guidance was limited to a change in our classification of cash payments for premiums on corporate-owned life insurance policies, which we previously reflected in operating activities. Under the new guidance, we classify those payments as investing activities. We retrospectively adjusted prior period cash flow statements to conform to the new classification. As a result, we reclassified payments of $3 million from operating activities to investing activities for the three months ended July 31, 2017.

•
ASU 2016-16: Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. This revised guidance requires the recognition of the income tax consequences (expense or benefit) of an intercompany transfer of assets other than inventory when the transfer occurs. It maintains the existing requirement to defer the recognition of the income tax consequences of an intercompany transfer of inventory until the inventory is sold to an outside party. We applied the guidance on a modified retrospective basis through a cumulative-effect adjustment that increased retained earnings as of May 1, 2018, by $20 million.

•
ASU 2017-04: Simplifying the Test for Goodwill Impairment. This updated guidance eliminates the second step of the previous two-step quantitative test of goodwill for impairment. Under the new guidance, the quantitative test consists of a single step in which the carrying amount of the reporting unit is compared to its fair value. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the amount of the impairment would be limited to the total amount of goodwill allocated to the reporting unit. The guidance does not affect the existing option to perform the qualitative assessment for a reporting unit to determine whether the quantitative impairment test is necessary. The prospective adoption of the new standard had no impact on our consolidated financial statements.

•
ASU 2017-07: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This new guidance addresses the presentation of the net periodic cost (NPC) associated with pension and other postretirement benefit plans. The guidance requires the service cost component of the NPC to be reported in the income statement in the same line item(s) as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of the NPC are to be presented separately from the service cost and outside of income from operations. In addition, the guidance allows only the service cost component of NPC to be eligible for capitalization when applicable. We applied the guidance retrospectively for the presentation in the income statement and prospectively for the capitalization of service cost. The retrospective application increased previously-reported operating income by $2 million for the three months ended July 31, 2017. As the retrospective application merely reclassified amounts from operating income to non-operating expense, there was no effect on previously-reported net income or earnings per share.

New accounting standards to be adopted. The FASB has issued the ASUs described below that we are not required to adopt until May 1, 2019 (although early adoption is permitted). We are currently evaluating their potential impact on our financial statements.

•
ASU 2016-02: Leases. This update, codified along with various amendments as Accounting Standards Codification Topic 842 (ASC 842), replaces existing lease accounting guidance. Under ASC 842, a lessee should recognize on its balance sheet a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. ASC 842 permits an entity to make an accounting policy election not to recognize lease assets and liabilities for leases with a term of 12 months or less. It also requires additional quantitative and qualitative disclosures about leasing arrangements. We will adopt ASC 842 as of May 1, 2019, using a modified retrospective transition approach for leases existing at that date.

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

Reclassifications. We have reclassified some previously reported expense amounts related to certain marketing research and promotional agency costs to conform to the current year classification. These immaterial reclassifications between advertising expenses and selling, general, and administrative expenses had no impact on net income.

2.    Net Sales
Effective May 1, 2018, we updated our policy for recognizing revenue (“net sales”) to reflect the adoption of ASC 606. We describe the updated policy below. Also, we show how the adoption impacted our financial statements and we present disaggregated net sales information in accordance with the new standard.

Revenue recognition policy. Our net sales predominantly reflect global sales of beverage alcohol consumer products. We sell these products under contracts with different types of customers, depending on the market. The customer is most often a distributor, wholesaler, or retailer.
Each contract typically includes a single performance obligation to transfer control of the products to the customer. Depending on the contract, control is transferred when the products are either shipped or delivered to the customer, at which point we recognize the transaction price for those products as net sales. The transaction price recognized at that point reflects our estimate of the consideration to be received in exchange for the products. The actual amount may ultimately differ due to the effect of various customer incentives and trade promotion activities. In making our estimates, we consider our historical experience and current expectations, as applicable. Adjustments recognized during the three months ended July 31, 2018, for changes in estimated transaction prices of products sold in prior periods were not material.
Net sales exclude taxes we collect from customers that are imposed by the government on our sales, and are reduced by payments to customers unless made in exchange for distinct goods or services with fair values approximating the payments.
Net sales include any amounts we bill customers for shipping and handling activities related to the products. We recognize the cost of those activities in cost of sales during the same period in which we recognize the related net sales.
Sales returns, which are permitted only in limited situations, are not material.
Customer payment terms generally range from 30 to 90 days. There are no significant amounts of contract assets or liabilities.

Impact of adoption. We adopted ASC 606 using the modified retrospective method. As a result, we recorded an adjustment that decreased retained earnings as of May 1, 2018, by $25 million (net of tax). The adjustment reflects the cumulative effect on that date of applying our updated revenue recognition policy, under which we recognize the cost of certain customer incentives earlier than we did before adopting ASC 606. Although we do not expect this change in timing to have a significant impact on a full-year basis, we do anticipate some change in the pattern of recognition among fiscal quarters. Additionally, some payments to customers that we classified as expenses before adopting the new standard are classified as reductions of net sales under our new policy.
The following table shows how the adoption of ASC 606 impacted our consolidated statement of operations for the three months ended July 31, 2018:

	Three Months Ended July 31, 2018
	Under Prior	As Reported Under	Effect of
(Dollars in millions, except per share amounts)	Guidance	ASC 606	Adoption
Sales	$997	$987	$(10)
Excise taxes	221	221	—
Net sales	776	766	(10)
Cost of sales	243	243	—
Gross profit	533	523	(10)
Advertising expenses	101	98	(3)
Selling, general, and administrative expenses	169	168	(1)
Other expense (income), net	(7)	(7)	—
Operating income	270	264	(6)
Non-operating postretirement expense	2	2	—
Interest income	(2)	(2)	—
Interest expense	22	22	—
Income before income taxes	248	242	(6)
Income taxes	44	42	(2)
Net income	$204	$200	$(4)
Earnings per share:
Basic	$0.43	$0.42	$(0.01)
Diluted	$0.42	$0.41	$(0.01)

The following table shows how the adoption of ASC 606 impacted our consolidated balance sheet as of July 31, 2018:

	As of July 31, 2018
	Under Prior	As Reported Under	Effect of
(Dollars in millions)	Guidance	ASC 606	Adoption
Assets
Other current assets	$307	$305	$(2)
Deferred tax assets	15	16	1
Total assets	5,026	5,025	(1)

Liabilities
Accounts payable and accrued expenses	$527	$564	$37
Accrued income taxes	53	52	(1)
Deferred tax liabilities	127	119	(8)
Total liabilities	3,629	3,657	28

Stockholders’ Equity
Retained earnings	$1,796	$1,767	$(29)
Total stockholders’ equity	1,397	1,368	(29)

Disaggregated revenues.
The following table shows our net sales by geography:

	Three Months Ended
	July 31,
(Dollars in millions, except per share amounts)	2017	2018
United States	$355	$357
Developed International[1]	193	215
Emerging[2]	123	131
Travel Retail[3]	30	38
Non-branded and bulk[4]	22	25
Total	$723	$766

1Represents sales of branded products to “advanced economies” as defined by the International Monetary Fund (IMF), excluding the United States. Our largest developed international markets are the United Kingdom, Australia, and Germany.
2Represents sales of branded products to “emerging and developing economies” as defined by the IMF. Our largest emerging markets are Mexico and Poland.
3Represents sales of branded products to global duty-free customers, travel retail customers, and the U.S. military regardless of customer location.
4Includes sales of used barrels, bulk whiskey and wine, and contract bottling regardless of customer location.

The following table shows our net sales by product category:

	Three Months Ended
	July 31,
(Dollars in millions, except per share amounts)	2017	2018
Whiskey[1]	$557	$602
Tequila[2]	58	62
Vodka[3]	31	26
Wine[4]	42	40
Rest of portfolio	13	11
Non-branded and bulk[5]	22	25
Total	$723	$766

1Includes all whiskey spirits and whiskey-based flavored liqueurs, ready-to-drink, and ready-to-pour products. The brands included in this category are the Jack Daniel's family of brands, Woodford Reserve, Canadian Mist, GlenDronach, BenRiach, Glenglassaugh, Old Forester, Early Times, Slane Irish Whiskey, and Coopers' Craft.
2Includes el Jimador, Herradura, New Mix, Pepe Lopez, and Antiguo.
3Includes Finlandia.
4Includes Korbel Champagne and Sonoma-Cutrer wines.
5Includes sales of used barrels, bulk whiskey and wine, and contract bottling regardless of customer location.

3.    Income Taxes
Our consolidated interim effective tax rate is based upon our expected annual operating income, statutory tax rates, and income tax laws in the various jurisdictions in which we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event or a change in judgment occurs. The effective tax rate of 17.4% for the three months ended July 31, 2018, is lower than the expected tax rate of 21.1% on ordinary income for the full fiscal year, primarily due to (a) the impact of the current year adjustment to the provisional repatriation U.S. tax charge that was made during fiscal 2018 (discussed below) and (b) the excess tax benefits related to stock-based compensation. Our expected tax rate includes current fiscal year additions for existing tax contingency items.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The Tax Act significantly revised the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system. As we have an April 30 fiscal year-end, the lower corporate income tax rate was phased in, resulting in a U.S. statutory federal rate of 30.4% for our fiscal year ended April 30, 2018, and 21% for our current and subsequent fiscal years. For the quarter ended July 31, 2018, the impact of the lower tax rate resulted in a tax benefit of approximately $27 million. With the enactment of the Tax Act, we continue to evaluate our global working capital requirements and may change our current permanent reinvestment assertion in future periods.

There are also certain transitional impacts of the Tax Act. As part of the transition to the new territorial tax system, the Tax Act imposed a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries. In addition, the reduction of the U.S. corporate tax rate caused us to adjust our U.S. deferred tax assets and liabilities to the lower federal base rate of 21%. These transitional impacts resulted in a provisional net charge of $43 million for the year ended April 30, 2018, comprised of a provisional repatriation U.S. tax charge of $91 million and a provisional net deferred tax benefit of $48 million. In the quarter ended July 31, 2018, we recorded a provisional benefit of $6 million as an adjustment to the provisional repatriation charge.

The Tax Act also established new tax laws that impact our financial statements beginning in the current fiscal year. These new laws include, but are not limited to (a) Global Intangible Low-Tax Income (GILTI), a new provision for tax on low-tax foreign earnings; (b) Base Erosion Anti-abuse Tax (BEAT), a new minimum tax; (c) Foreign-Derived Intangible Income (FDII), a new provision for deductions related to foreign-derived intangibles; (d) repeal of the domestic production activity deduction; and (e) limitations on certain executive compensation. For the quarter ended July 31, 2018, the net impact of these provisions was approximately $2 million of additional tax.

As noted, certain income earned by foreign subsidiaries must be included in U.S. taxable income under the GILTI provisions. The FASB allows an accounting policy election of either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or recognizing such taxes as a current period expense when incurred. We have elected to recognize these taxes as a current period expense when incurred.
The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from the current estimates, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates we have used to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign currency exchange rates. The SEC has issued rules that allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. As of July 31, 2018, the amounts recorded for the Tax Act remain provisional for the one-time repatriation tax and the adjustment to our U.S. deferred tax assets and liabilities. We will finalize and record any additional adjustments within the allowed measurement period.

4.    Earnings Per Share
We calculate basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share further includes the dilutive effect of stock-based compensation awards. We calculate that dilutive effect using the “treasury stock method” (as defined by GAAP).

The following table presents information concerning basic and diluted earnings per share:

	Three Months Ended
	July 31,
(Dollars in millions, except per share amounts)	2017	2018
Net income available to common stockholders	$178	$200

Share data (in thousands):
Basic average common shares outstanding	480,048	480,964
Dilutive effect of stock-based awards	2,936	3,477
Diluted average common shares outstanding	482,984	484,441

Basic earnings per share	$0.37	$0.42
Diluted earnings per share	$0.37	$0.41

We excluded common stock-based awards for approximately 1,719,000 shares and 100,000 shares from the calculation of diluted earnings per share for the three months ended July 31, 2017 and 2018, respectively. We excluded those awards because they were not dilutive for those periods under the treasury stock method.

5.    Inventories
Inventories are valued at the lower of cost or market. Some of our consolidated inventories are valued using the last-in, first-out (LIFO) method, which we use for the majority of our U.S. inventories. If the LIFO method had not been used, inventories at current cost would have been $290 million higher than reported as of April 30, 2018, and $295 million higher than reported as of July 31, 2018. Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

6.    Goodwill and Other Intangible Assets
The following table shows the changes in goodwill (which includes no accumulated impairment losses) and other intangible assets during the three months ended July 31, 2018:

(Dollars in millions)	Goodwill	Other Intangible Assets
Balance at April 30, 2018	$763	$670
Foreign currency translation adjustment	(8)	(12)
Balance at July 31, 2018	$755	$658

Our other intangible assets consist of trademarks and brand names, all with indefinite useful lives.

7.    Commitments and Contingencies
We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe it is reasonably possible that these existing loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies are recorded as of July 31, 2018.

We have guaranteed the repayment by a third-party importer of its obligation under a bank credit facility that it uses in connection with its importation of our products in Russia. If the importer were to default on that obligation, which we believe is unlikely, our maximum possible exposure under the existing terms of the guaranty would be approximately $10 million (subject to changes in foreign currency exchange rates). Both the fair value and carrying amount of the guaranty are insignificant.

As of July 31, 2018, our actual exposure under the guaranty of the importer’s obligation is approximately $4 million. We also have accounts receivable from that importer of approximately $6 million at July 31, 2018, which we expect to collect in full.

Based on the financial support we provide to the importer, we believe it meets the definition of a variable interest entity. However, because we do not control this entity, it is not included in our consolidated financial statements.

8.    Debt
Our long-term debt (net of unamortized discount and issuance costs) consists of:

(Principal and carrying amounts in millions)	April 30, 2018	July 31, 2018
2.25% senior notes, $250 principal amount, due January 15, 2023	$248	$248
3.50% senior notes, $300 principal amount, due April 15, 2025	296	296
1.20% senior notes, €300 principal amount, due July 7, 2026	361	349
2.60% senior notes, £300 principal amount, due July 7, 2028	408	389
4.00% senior notes, $300 principal amount, due April 15, 2038	293	293
3.75% senior notes, $250 principal amount, due January 15, 2043	248	248
4.50% senior notes, $500 principal amount, due July 15, 2045	487	487
	$2,341	$2,310
As of April 30, 2018, our short-term borrowings consisted of $215 million of commercial paper, with an average interest rate of 2.04%, and an average remaining maturity of 23 days. As of July 31, 2018, our short-term borrowings of $176 million included $161 million of commercial paper, with an average interest rate of 2.17%, and an average remaining maturity of 20 days.

9.    Fair Value Measurements
The following table summarizes the assets and liabilities measured or disclosed at fair value on a recurring basis:

	April 30, 2018		July 31, 2018
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$239	$239	$211	$211
Currency derivatives	1	1	5	5
Liabilities
Currency derivatives	39	39	7	7
Short-term borrowings	215	215	176	176
Long-term debt	2,341	2,386	2,310	2,347

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

We had outstanding currency derivatives, related primarily to our euro, British pound, and Australian dollar exposures, with notional amounts totaling $1,098 million at April 30, 2018 and $1,203 million at July 31, 2018.

We also use foreign currency-denominated debt to help manage our currency exchange risk. As of July 31, 2018, $606 million of our foreign currency-denominated debt instruments were designated as net investment hedges. These net investment hedges are intended to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries. Any change in value of the designated portion of the hedging instruments is recorded in AOCI, offsetting the foreign currency translation adjustment of the related net investments that is also recorded in AOCI. There was no ineffectiveness related to our net investment hedges in any of the periods presented.

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

The following tables present the pre-tax impact that changes in the fair value of our derivative instruments and non-derivative hedging instruments had on AOCI and earnings:

		Three Months Ended
		July 31,
(Dollars in millions)	Classification	2017	2018
Derivative Instruments
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$(36)	$27
Net gain (loss) reclassified from AOCI into earnings	Sales	2	(2)
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Sales	(3)	3
Net gain (loss) recognized in earnings	Other income	9	3
Non-Derivative Hedging Instruments
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	(16)	28
Foreign currency-denominated debt not designated as hedging instrument:
Net gain (loss) recognized in earnings	Other income	(16)	4

We expect to reclassify $2 million of deferred net losses on cash flow hedges recorded in AOCI as of July 31, 2018, to earnings during the next 12 months. This reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur. As of July 31, 2018, the maximum term of our outstanding derivative contracts was 36 months.

The following table presents the fair values of our derivative instruments:

(Dollars in millions)	Classification	Fair value of derivatives in a gain position	Fair value of derivatives in a loss position
April 30, 2018
Designated as cash flow hedges:
Currency derivatives	Other current assets	$2	$(2)
Currency derivatives	Other assets	1	—
Currency derivatives	Accrued expenses	4	(23)
Currency derivatives	Other liabilities	2	(18)
Not designated as hedges:
Currency derivatives	Other current assets	—	—
Currency derivatives	Accrued expenses	1	(5)
July 31, 2018
Designated as cash flow hedges:
Currency derivatives	Other current assets	5	(3)
Currency derivatives	Other assets	7	(5)
Currency derivatives	Accrued expenses	4	(9)
Currency derivatives	Other liabilities	1	(2)
Not designated as hedges:
Currency derivatives	Other current assets	1	—
Currency derivatives	Accrued expenses	—	(1)

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

Some of our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. The aggregate fair value of all derivatives with creditworthiness requirements that were in a net liability position was $38 million at April 30, 2018 and $6 million at July 31, 2018.

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

The following table summarizes the gross and net amounts of our derivative contracts:

(Dollars in millions)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet	Net Amounts
April 30, 2018
Derivative assets	$10	$(9)	$1	$(1)	$—
Derivative liabilities	(48)	9	(39)	1	(38)
July 31, 2018
Derivative assets	18	(13)	5	(1)	4
Derivative liabilities	(20)	13	(7)	1	(6)

No cash collateral was received or pledged related to our derivative contracts as of April 30, 2018 or July 31, 2018.

11.    Pension and Other Postretirement Benefits
The following table shows the components of the net cost of pension and other postretirement benefits recognized for our U.S. benefit plans. Information about similar international plans is not presented due to immateriality.

	Three Months Ended
	July 31,
(Dollars in millions)	2017	2018
Pension Benefits:
Service cost	$6	$6
Interest cost	7	9
Expected return on plan assets	(10)	(12)
Amortization of net actuarial loss	5	5
Net cost	$8	$8

Other Postretirement Benefits:
Interest cost	$1	$1
Amortization of prior service cost (credit)	(1)	(1)
Net cost	$—	$—

12.    Stockholders’ Equity
The following table shows the changes in stockholders’ equity during the three months ended July 31, 2018:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2018	$25	$47	$4	$1,730	$(378)	$(112)	$1,316
Cumulative effect of changes in accounting standards (Note 1)				(5)			(5)
Net income				200			200
Net other comprehensive income (loss)					14		14
Cash dividends				(152)			(152)
Acquisition of treasury stock						(6)	(6)
Stock-based compensation expense			5				5
Stock issued under compensation plans						9	9
Loss on issuance of treasury stock issued under compensation plans			(7)	(6)			(13)
Balance at July 31, 2018	$25	$47	$2	$1,767	$(364)	$(109)	$1,368

Dividends. The following table shows the cash dividends declared per share on our Class A and Class B common stock during the three months ended July 31, 2018:

Declaration Date	Record Date	Payable Date	Amount per Share
May 24, 2018	June 6, 2018	July 3, 2018	$0.158
July 26, 2018	September 6, 2018	October 1, 2018	$0.158

Accumulated other comprehensive income. The following table shows the change in each component of AOCI, net of tax, during the three months ended July 31, 2018:

(Dollars in millions)	Currency Translation Adjustments	Cash Flow Hedge Adjustments	Postretirement Benefits Adjustments	Total AOCI
Balance at April 30, 2018	$(180)	$(17)	$(181)	$(378)
Net other comprehensive income (loss)	(12)	23	3	14
Balance at July 31, 2018	$(192)	$6	$(178)	$(364)

13.    Other Comprehensive Income
The following table shows the components of net other comprehensive income (loss):

	Three Months Ended			Three Months Ended
	July 31, 2017			July 31, 2018
(Dollars in millions)	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Currency translation adjustments:
Net gain (loss) on currency translation	$28	$6	$34	$(5)	$(7)	$(12)
Reclassification to earnings	—	—	—	—	—	—
Other comprehensive income (loss), net	28	6	34	(5)	(7)	(12)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	(36)	14	(22)	27	(6)	21
Reclassification to earnings[1]	(2)	1	(1)	2	—	2
Other comprehensive income (loss), net	(38)	15	(23)	29	(6)	23
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	1	—	1	—	—	—
Reclassification to earnings[2]	4	(2)	2	4	(1)	3
Other comprehensive income (loss), net	5	(2)	3	4	(1)	3

Total other comprehensive income (loss), net	$(5)	$19	$14	$28	$(14)	$14
1Pre-tax amount is classified as sales in the accompanying condensed consolidated statements of operations.
2Pre-tax amount is classified as non-operating postretirement expense in the accompanying condensed consolidated statements of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with both our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report and our 2018 Form 10-K. Note that the results of operations for the three months ended July 31, 2018 do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, “we,” “us,” “our,” “Brown-Forman,” and the “Company” refer to Brown-Forman Corporation and its consolidated subsidiaries, collectively.

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
“Underlying change” in income statement measures. We present changes in certain income statement measures, or line items, that are adjusted to an “underlying” basis. We use “underlying change” for the following income statement measures: (a) underlying net sales, (b) underlying cost of sales, (c) underlying gross profit, (d) underlying advertising expenses, (e) underlying selling, general, and administrative (SG&A) expenses, (f) underlying other expense (income), (g) underlying operating expenses1, and (h) underlying operating income. To calculate these measures, we adjust, as applicable, for (a) new accounting standard, (b) foreign exchange, and (c) estimated net changes in distributor inventories. We explain these adjustments below.

•
“New accounting standard.” Under ASC 606 (Revenue from Contracts with Customers), we recognize the cost of certain customer incentives earlier than we did before adopting ASC 606. Although we do not expect this change in timing to have a significant impact on a full-year basis, we do anticipate some change in the pattern of recognition among fiscal quarters. Additionally, some payments to customers that we classified as expenses before adopting the new standard are classified as reductions of net sales under our new policy. See Note 2 to the accompanying financial statements for additional information. This adjustment allows us to look at underlying change on a comparable basis.

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

Definitions
Aggregations.
From time to time, to explain our results of operations or to highlight trends and uncertainties affecting our business, we aggregate markets according to stage of economic development as defined by the International Monetary Fund (IMF) and we aggregate brands by spirits category. Below, we define aggregations used in this report.
Geographic Aggregations.
In “Results of Operations - Fiscal 2019 Year-to-Date Highlights”, we provide supplemental information for our largest markets ranked by percentage of total fiscal 2018 net sales. In addition to markets that are listed by country name, we include the following aggregations:

•
“Developed International” markets are “advanced economies” as defined by the IMF, excluding the United States. Our largest developed international markets are the United Kingdom, Australia, and Germany. This aggregation represents our sales of branded products to these markets.

•
“Emerging” markets are “emerging and developing economies” as defined by the IMF. Our largest emerging markets are Mexico and Poland. This aggregation represents our sales of branded products to these markets.

•	“Travel Retail” represents our sales of branded products to global duty-free customers, travel retail customers, and the U.S. military regardless of customer location.

•	“Non-branded and bulk” includes our sales of used barrels, bulk whiskey and wine, and contract bottling regardless of customer location.
Brand Aggregations.
In “Results of Operations - Fiscal 2019 Year-to-Date Highlights”, we provide supplemental information for our largest brands ranked by percentage of total fiscal 2018 net sales. In addition to brands that are listed by name, we include the following aggregations:

•
“Whiskey” products include all whiskey spirits and whiskey-based flavored liqueurs, ready-to-drink, and ready-to-pour products. The brands included in this category are the Jack Daniel's family of brands, Woodford Reserve, Canadian Mist, GlenDronach, BenRiach, Glenglassaugh, Old Forester, Early Times, Slane Irish Whiskey, and Coopers' Craft.

•	“American whiskey” products include the Jack Daniel’s family of brands, premium bourbons, and Early Times.

•
“Jack Daniel’s family of brands” includes Jack Daniel’s Tennessee Whiskey (JDTW), Jack Daniel’s RTD and RTP products (JD RTDs/RTP), Jack Daniel’s Tennessee Honey (JDTH), Gentleman Jack, Jack Daniel’s Tennessee Fire (JDTF), Jack Daniel’s Single Barrel Collection, Jack Daniel’s Tennessee Rye Whiskey (JDTR), Jack Daniel’s Sinatra Select, Jack Daniel’s No. 27 Gold Tennessee Whiskey, and Jack Daniel’s Bottled-in-Bond.

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

◦	“Premium bourbon” products include Woodford Reserve, Old Forester, and Coopers’ Craft.

•	“Tequila” products include el Jimador, Herradura, New Mix, Pepe Lopez, and Antiguo.

•	“Vodka” products include Finlandia.

•	“Wine” products include Korbel Champagne and Sonoma-Cutrer wines.

•	“Non-branded and bulk” includes our sales of used barrels, bulk whiskey and wine, and contract bottling regardless of customer location.

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

Reclassifications
As discussed in Note 1, we retrospectively adjusted our prior year income statements in connection with the adoption of ASU 2017-07 and the reclassification of some previously reported expense amounts related to certain marketing research and promotional agency costs. The impact of these reclassifications, which had no effect on net income, was not material.
The following table reconciles the previously reported income statement amounts to the currently reported amounts for the three months ended July 31, 2017.

	Three Months Ended July 31, 2017
	Previously	Adoption of		Currently
(Dollars in millions)	Reported	ASU 2017-07	Reclassifications	Reported
Net sales	$723			$723
Cost of sales	230			230
Gross profit	493	—	—	493
Advertising expenses	89		(2)	87
Selling, general, and administrative expenses	161	(2)	2	161
Other expense (income), net	(1)			(1)
Operating income	244	2	—	246
Non-operating postretirement expense	—	2		2
Interest income	(1)			(1)
Interest expense	16			16
Income before income taxes	229	—	—	229
Income taxes	51			51
Net income	$178	$—	$—	$178

Important Information on Forward-Looking Statements:
This report contains statements, estimates, and projections that are “forward-looking statements” as defined under U.S. federal securities laws. Words such as “aim,” “anticipate,” “aspire,” “believe,” “can,” “continue,” “could,” “envision,” “estimate,” “expect,” “expectation,” “intend,” “may,” “might,” “plan,” “potential,” “project,” “pursue,” “see,” “seek,” “should,” “will,” “would,” and similar words indicate forward-looking statements, which speak only as of the date we make them. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. By their nature, forward-looking statements involve risks, uncertainties, and other factors (many beyond our control) that could cause our actual results to differ materially from our historical experience or from our current expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors of our 2018 Form 10-K and those described from time to time in our future reports filed with the Securities and Exchange Commission, including:

•
Unfavorable global or regional economic conditions and related low consumer confidence, high unemployment, weak credit or capital markets, budget deficits, burdensome government debt, austerity measures, higher interest rates, higher taxes, political instability, higher inflation, deflation, lower returns on pension assets, or lower discount rates for pension obligations

•
Risks associated with being a U.S.-based company with global operations, including commercial, political, and financial risks; local labor policies and conditions; protectionist trade policies, or economic or trade sanctions, including potential retaliatory tariffs on American spirits and the effectiveness of our actions to mitigate the potential negative impact on our sales and distributors; compliance with local trade practices and other regulations, including anti-corruption laws; terrorism; and health pandemics

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

•	Risks associated with acquisitions, dispositions, business partnerships or investments – such as acquisition integration, termination difficulties or costs, or impairment in recorded value

•	Inadequate protection of our intellectual property rights

•	Product recalls or other product liability claims, product counterfeiting, tampering, contamination, or quality issues

•	Significant legal disputes and proceedings, or government investigations

•	Failure or breach of key information technology systems

•	Negative publicity related to our company, brands, marketing, personnel, operations, business performance, or prospects

•	Failure to attract or retain key executive or employee talent

•	Our status as a family “controlled company” under New York Stock Exchange rules, and our dual class share structure

Overview
Tariffs
In response to new U.S. tariffs on certain foreign goods, the European Union, Mexico, Canada, Turkey, and China imposed retaliatory tariffs on a number of U.S. goods, including American whiskey. The effective dates of the retaliatory tariffs and the import duty rates before and after the retaliation are summarized below.
Summary of Retaliatory Tariffs

		Rate
Geographic Area	Effective Date	Before	After
European Union	June 22, 2018	—%	25%
Mexico	June 5, 2018	—%	25%
Canada	July 1, 2018	—%	10%
Turkey	June 21, 2018	—%	140%	[1]
China	July 6, 2018	5%	30%
[1] Initially announced as 70%; subsequently revised to 140% on August 15, 2018.
In the first quarter of fiscal 2019, our net sales in major European Union countries were higher than normal as many retail and wholesale customers increased purchases to build inventory ahead of anticipated price increases related to tariffs (hereafter referred to as “tariff-related buy-ins”). We discuss the estimated effect of the tariffs on our results and outlook where relevant below.
Fiscal 2019 Year-to-Date Highlights
Key highlights of our operating results for the three months ended July 31, 2018 include:

•
We delivered net sales of $766 million, an increase of 6% compared to the same period last year. Excluding (a) the negative effect of foreign exchange driven by the weakening of the Turkish lira, British pound, euro, and Mexican peso, (b) the adoption of the revenue recognition accounting standard, and (c) an estimated net increase in distributor inventories, we grew underlying net sales 9%. We estimate that the tariff-related buy-ins contributed approximately two to three percentage points to our underlying net sales growth.

◦	From a brand perspective, our underlying net sales growth was driven by the Jack Daniel's family of brands and our premium bourbon brands.

◦
From a geographic perspective, developed international markets led the growth in underlying net sales, partially due to tariff-related buy-ins. Emerging markets and the United States both contributed meaningfully. Travel Retail accelerated the rate of underlying net sales growth compared to the same period last year partially due to favorable timing of customer orders in the current year.

•
We delivered operating income of $264 million, an increase of 7% compared to the same period last year. Excluding (a) the adoption of the revenue recognition accounting standard, (b) the negative effect of foreign exchange, and (c) an estimated net increase in distributor inventories, we grew underlying operating income 10%.

•
We delivered diluted earnings per share of $0.41, an increase of 12% compared to the same period last year due to the increase in reported operating income and the benefit of a lower effective tax rate, partially offset by higher interest expense.

Summary of Operating Performance

	Three months ended July 31,
(Dollars in millions)	2017	2018	Reported Change		Underlying Change[1]
Net sales	$723	$766	6%		9%
Cost of sales	230	243	6%		8%
Gross profit	493	523	6%		9%
Advertising	87	98	14%		17%
SG&A	161	168	4%		5%
Operating income	$246	$264	7%		10%

Total operating expenses[2]	$247	$259	5%		9%

As a percentage of net sales[3]
Gross profit	68.1%	68.2%	0.1	pp
Operating income	34.0%	34.5%	0.5	pp
Interest expense, net	$15	20	36%
Effective tax rate	22.1%	17.4%	(4.7	)pp
Diluted earnings per share	$0.37	$0.41	12%
Note: Totals may differ due to rounding

1See “Non-GAAP Financial Measures” above for details on our use of “underlying changes,” including how these measures are calculated and the reasons why we believe this information is useful to readers.
2See “Non-GAAP Financial Measures” above for definitions of operating expenses presented here.
3Year-over-year changes in percentages are reported in percentage points (pp).
Fiscal 2019 Outlook
Below we discuss our outlook for the remainder of fiscal 2019, reflecting the trends, developments, and uncertainties that we expect to affect our business. This updated outlook revises certain aspects of the 2019 outlook included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2018 Form 10-K. When we provide guidance for underlying change for the following income statement measures we do not provide guidance for the corresponding GAAP change because the GAAP measure will include items that are difficult to quantify or predict with reasonable certainty, including the estimated net change in distributor inventories and foreign exchange, each of which could have a significant impact to our GAAP income statement measures.

•
Tariffs. In response to the U.S. tariffs on certain foreign goods, the European Union, Mexico, Canada, Turkey, and China have imposed retaliatory tariffs on a number of U.S. goods, including American whiskey. Our American whiskeys are made in the United States and exported around the world. Our first quarter results benefited from tariff-related buy-ins. Our full year outlook, which is discussed below, has been adjusted to reflect the anticipated negative effect of tariffs, net of mitigation plans, over the remainder of our fiscal year. The effect of tariffs will largely result in higher cost of sales.

•
Net sales. We expect underlying net sales growth in the remainder of fiscal 2019 to be lower than the growth in the three months ended July 31, 2018, which benefited from tariff-related buy-ins. However, we continue to expect the fiscal 2019 underlying net sales growth rate to be similar to our fiscal 2018 growth rate.

•
Cost of sales. We expect total cost of sales to grow at a significantly higher rate than net sales in the remainder of fiscal 2019, as we expect to absorb costs related to tariffs as well as input cost increases in the mid-single digits. These costs are expected to result in lower gross margins for the remainder of the fiscal year compared to the three months ended July 31, 2018.

•	Operating expenses. We expect total operating expenses to grow at a lower rate in the remainder of the fiscal year compared to the growth rate experienced in the three months ended July 31, 2018.

•	Operating income. We expect slower growth rates for operating income in the remainder of fiscal 2019 compared to growth rates experienced in the three months ended July 31, 2018.

•
Foreign exchange. For the three months ended July 31, 2018, net sales and operating income were negatively affected by foreign exchange, and we expect that negative trend to continue for the remainder of the fiscal year.

•
New accounting standard. Our reported net sales and operating income were negatively affected by timing differences related to the implementation of the revenue recognition accounting standard during the three months ended July 31, 2018. We expect that negative trend to moderate in the remainder of the fiscal year.

•
Estimated net change in distributor inventories. Our reported net sales and operating income benefited from an estimated net increase in distributor inventories during the three months ended July 31, 2018. We expect that benefit to moderate in the remainder of the fiscal year.

•	Effective tax rate. We expect our full year tax rate on ordinary income to be 21.1%.

Results of Operations – Fiscal 2019 Year-to-Date Highlights
Market Highlights
The following table provides supplemental information for our largest markets for the three months ended July 31, 2018, compared to the same period last year. We discuss results for the markets most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the three months ended July 31, 2018, compared to the same period last year.
Top 10 Markets[1] - Fiscal 2019 Net Sales Growth by Geographic Area

	Percentage change versus prior year period
Three months ended July 31, 2018	Net Sales
Geographic area[2]	Reported	New Accounting Standard	Foreign Exchange	Net Chg in Est. Distributor Inventories	Underlying[3]
United States	—%	1%	—%	1%	2%
Developed International	12%	2%	6%	(3%)	16%
United Kingdom	19%	—%	14%	—%	33%
Australia	2%	—%	4%	—%	6%
Germany	28%	—%	10%	—%	38%
France	(1%)	—%	5%	—%	3%
Canada	(2%)	4%	2%	(4%)	—%
Rest of Developed International	13%	7%	1%	(12%)	9%
Emerging	7%	3%	7%	(4%)	11%
Mexico	(6%)	2%	9%	—%	5%
Poland	8%	—%	(4%)	—%	4%
Russia	57%	—%	(14%)	(55%)	(12%)
Brazil	20%	2%	20%	(11%)	30%
Rest of Emerging	7%	4%	9%	1%	20%
Travel Retail	24%	—%	(2%)	—%	22%
Non-branded and bulk	19%	—%	(1%)	—%	18%
Total	6%	1%	2%	(1%)	9%
Note: Totals may differ due to rounding

1“Top 10 markets” are ranked based on percentage of total fiscal 2018 net sales. See 2018 Form 10-K “Results of Operations - Fiscal 2018 Market Highlights” and “Note 14. Supplemental Information.”
2See “Definitions” above for definitions of market aggregations presented here.
3See “Non-GAAP Financial Measures” above for details on our use of “underlying change” in net sales, including how this measure is calculated and the reasons why we believe this information is useful to readers.

•
United States. Reported net sales were flat, while underlying net sales increased 2% after adjusting for the adoption of the revenue recognition accounting standard and an estimated net decrease in distributor inventories. Underlying net sales gains were driven by the growth of Woodford Reserve, el Jimador, JD RTDs, Herradura, Old Forester, and JDTR. These gains were partially offset by declines of JDTW and Korbel Champagne, the former of which was largely due to timing and comparisons against a strong start to last fiscal year, although takeaway trends remain stable.

•
Developed International. Reported net sales increased 12%, while underlying net sales grew 16% after adjusting for (a) the adoption of the revenue recognition accounting standard, (b) the negative effect of foreign exchange reflecting the strengthening of the dollar against the British pound and euro, and (c) an estimated net increase in distributor inventories. Underlying net sales gains were led by markets in the European Union reflecting tariff-related buy-ins.

◦
In the United Kingdom, underlying net sales growth was driven by higher volumes and favorable channel mix of JDTW along with higher volumes of JDTH, with both brands benefiting significantly from tariff-related buy-ins.

◦
In Australia, underlying net sales growth was driven by higher volumes and higher pricing of JDTW partly due to a buy-in ahead of August 1, 2018 price increase. This growth was partially offset by lower volume of JD RTDs compared to the same period last year when there was a buy-in ahead of price increases.

◦
In Germany, underlying net sales growth was driven by volumetric growth of JDTW and JD RTDs partly due to customer buying patterns, with both brands benefiting significantly from tariff-related buy-ins.

◦	In France, underlying net sales growth was led by higher volumes of JDTH and JDTW, the latter of which was partially offset by timing of current year promotional activity.

◦	In Canada, underlying net sales were flat as volume declines in the Jack Daniel’s family of brands were essentially offset by growth of Woodford Reserve.

◦
The increase in underlying net sales in the Rest of Developed International was led by Spain and Czechia. In Spain, JDTW grew volumes along with favorable price/mix, where our new owned-distribution organization has led to an acceleration in performance over the past 12 months. In Czechia, growth was led by the Jack Daniels family of brands.

•
Emerging. Reported net sales increased 7%, while underlying net sales grew 11% after adjusting for (a) the adoption of the revenue recognition accounting accounting standard, (b) the negative effect of foreign exchange reflecting the strengthening of the dollar primarily against the Turkish lira and Mexican peso, and (c) an estimated net increase in distributor inventories. Underlying net sales growth was led by Brazil, Turkey, Mexico, Commonwealth of Independent States (CIS), and China, partially offset by declines in Russia.

◦	In Mexico, underlying net sales growth was led by higher pricing of New Mix along with higher pricing and volume growth of JD RTDs.

◦
In Poland, underlying net sales growth was led by increased volumes of JDTW partly due to tariff-related buy-ins. Lower pricing and volume declines of Finlandia mostly offset the growth due to customer buying patterns and disruption related to packaging changes.

◦	In Russia, the underlying net sales decline was driven by Finlandia and JDTW, which was mostly due to changes in distributor and related buying patterns.

◦	In Brazil, underlying net sales growth was fueled by volumetric growth and higher pricing of JDTW.

◦
The increase in underlying net sales in the Rest of Emerging was led by Turkey, CIS, China, and Romania. All of these geographic areas benefited from higher volumes of JDTW including Turkey, which was partly due to a buy-in ahead of price increases.

•
Travel Retail. Reported net sales increased 24%, while underlying net sales increased 22% after adjusting for the positive effect of foreign exchange. Underlying net sales growth was led by higher volumes of the Jack Daniel’s family of brands, including the launch of JDTR and Jack Daniel’s Bottled-in-Bond, along with higher volumes of Woodford Reserve. Growth was due to favorable timing of customer orders in the current year, strong consumer demand, and increased travel.

•
Non-branded and bulk. Reported net sales increased 19%, while underlying net sales increased 18% after adjusting for the positive effect of foreign exchange. Underlying net sales growth was driven by higher pricing of used barrels along with growth in contract bottling.

Brand Highlights
The following table provides supplemental information for our largest brands for the three months ended July 31, 2018, compared to the same period last year. We discuss results of the brands most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the three months ended July 31, 2018, compared to the same period last year.
Major Brands Worldwide Results

	Percentage change versus prior year period
Three months ended July 31, 2018	Volumes	Net Sales
Product category / brand family / brand[1]	9L Depletions[1]	Reported	New Accounting Standard	Foreign Exchange	Net Chg in Est. Distributor Inventories	Underlying[2]
Whiskey	7%	8%	1%	2%	(1%)	11%
Jack Daniel's Family	8%	7%	1%	3%	(2%)	10%
JDTW	9%	5%	2%	2%	(1%)	8%
Jack Daniel's RTD/RTP	5%	6%	—%	5%	—%	10%
JD Tennessee Honey	10%	21%	2%	2%	(12%)	12%
Gentleman Jack	6%	4%	1%	1%	—%	7%
JD Tennessee Fire	11%	10%	1%	1%	1%	13%
Other Jack Daniel's whiskey brands	77%	43%	1%	2%	1%	47%
Woodford Reserve	26%	30%	2%	1%	(4%)	29%
Tequila	—%	7%	3%	4%	(5%)	9%
el Jimador	4%	10%	5%	3%	(6%)	11%
Herradura	6%	11%	4%	3%	(8%)	10%
Vodka (Finlandia)	(6%)	(18%)	1%	6%	—%	(10%)
Wine	(3%)	(6%)	1%	—%	2%	(3%)
Rest of Portfolio	(3%)	(11%)	—%	5%	1%	(4%)
Non-branded	NM	19%	—%	(1%)	—%	18%
Note: Totals may differ due to rounding

1See “Definitions” above for definitions of brand aggregations and volume measures presented here.
2See “Non-GAAP Financial Measures” above for details on our use of “underlying change” in net sales, including how this measure is calculated and the reasons why we believe this information is useful to readers.

•
Whiskey brands grew reported net sales 8%, while underlying net sales grew 11% after adjusting for (a) the adoption of the revenue recognition accounting standard, (b) the negative effect of foreign exchange reflecting the strengthening of the dollar against the Turkish lira, British pound, and euro, and (c) an estimated net increase in distributor inventories. Growth was led by the Jack Daniel’s family of brands and premium bourbons, including Woodford Reserve and Old Forester.

◦	Jack Daniel’s family of brands underlying net sales growth was led by JDTW in markets outside of the United States along with broad-based geographic growth of JD RTDs and JDTH.

▪
JDTW grew underlying net sales in the majority of its markets including the United Kingdom, Germany, Travel Retail, Turkey, Brazil, Spain, Poland, and Australia, partially offset by volume declines in the United States, which is considered timing related. Growth in many European markets was aided by tariff-related buy-ins.

▪	The increase in underlying net sales growth for Jack Daniel’s RTDs/RTP was driven by continued momentum in Germany and the United States.

▪	JDTH grew underlying net sales led by volume gains in the United Kingdom and its largest market, the United States.

▪	Gentleman Jack grew underlying net sales with broad-based international growth led by Australia and the United Kingdom.

▪	Growth of underlying net sales of JDTF was driven by higher volumes in the United States and the United Kingdom.

▪	Underlying net sales growth for Other Jack Daniel’s whiskey brands was led by JDTR, which launched in September 2017, and the return to growth of Jack Daniel’s Single Barrel in the United States.

◦
Woodford Reserve led the growth of our premium bourbons. Underlying net sales growth was driven by the United States, where strong consumer takeaway trends led to volumetric gains, and higher volumes in Travel Retail.

•
Tequila brands grew reported net sales 7%, while underlying net sales grew 9% after adjusting for (a) the adoption of the revenue recognition accounting standard, (b) the negative effect of foreign exchange reflecting the strengthening of the dollar against the Mexican peso, and (c) an estimated net increase in distributor inventories in the United States.

◦	el Jimador grew underlying net sales driven by higher pricing and volume gains due to a buy-in ahead of price increases in the United States.

◦	Herradura grew underlying net sales driven by volumetric growth and higher pricing in the United States.

•
Reported net sales for Finlandia declined 18%, while underlying net sales decreased 10% after adjusting for the adoption of the revenue recognition accounting standard and the negative effect of foreign exchange reflecting the strengthening of the dollar against the Russian ruble. Volume declines in Poland (due to customer buying patterns and disruption related to packaging changes), Travel Retail, and Russia drove the decrease in underlying net sales.

•
Wine brands reported net sales declined 6%, while underlying net sales decreased 3% after adjusting for the adoption of the revenue recognition accounting standard and an estimated net decrease in distributor inventories in the United States. Volume declines of Korbel Champagne were partially offset by modest growth of Sonoma-Cutrer.

•
Rest of portfolio reported net sales declined 11%, while underlying net sales decreased 4% after adjusting for the negative effect of foreign exchange and an estimated net decrease in distributor inventories. The decline was due to discontinued agency brands, partially offset by growth of Chambord.

•
Non-branded and bulk. Reported net sales increased 19%, while underlying net sales increased 18% after adjusting for the positive effect of foreign exchange. Underlying net sales growth was driven by higher pricing of used barrels along with growth in contract bottling.

Year-over-Year Period Comparisons
Net Sales

Percentage change versus the prior year period ended July 31	3 Months
Change in reported net sales	6%
New accounting standard	1%
Foreign exchange	2%
Estimated net change in distributor inventories	(1%)
Change in underlying net sales	9%

Change in underlying net sales attributed to:
Volume	5%
Net price/mix	4%
Note: Totals may differ due to rounding
For the three months ended July 31, 2018, net sales were $766 million, an increase of $43 million, or 6%, compared to the same period last year. Underlying net sales grew 9% after adjusting reported results for (a) the adoption of the revenue recognition accounting standard, (b) the negative effect of foreign exchange reflecting the strengthening of the dollar against the Turkish lira, British pound, euro, and Mexican peso, and (c) an estimated net increase in distributor inventories. The change in underlying net sales was driven by 5% volume growth and 4% of price/mix. Volume growth was led by the Jack Daniel's family of brands, premium bourbons, and tequilas, partially offset by declines in Finlandia. Price/mix was driven by (a) favorable portfolio mix of fast growing higher-priced brands, most notably, Woodford Reserve, and (b) higher average pricing on the Jack Daniel’s family of brands and tequilas.
The primary factors contributing to the growth in underlying net sales for the three months ended July 31, 2018 were:

•
volumetric growth of JDTW in markets outside of the United States, most notably, the United Kingdom, Germany, Travel Retail, Turkey, Brazil, Spain, Poland, and Australia, with many of the European markets aided by tariff-related buy-ins;

•	growth of our premium bourbons in the United States and Travel Retail, led by Woodford Reserve and Old Forester;

•	higher volume of JD RTDs, led by continued momentum in Germany and the United States;

•	broad-based growth of JDTH and JDTF, most notably, the United Kingdom and the United States;

•	volumetric growth and higher pricing of our tequila brands in the United States, led by Herradura and el Jimador, which benefited from a buy-in ahead of price increases;

•	higher pricing of used barrel and growth of contract bottling; and

•	JDTR in the United States, which launched in September 2017.
These gains in underlying net sales were partially offset by:

•	volume declines of JDTW and Korbel Champagne in the United States, the former of which is considered timing related;

•	declines of Finlandia in Poland due to customer buying patterns and disruption related to packaging changes; and

•	discontinued agency brand sales in Turkey.

Cost of Sales

Percentage change versus the prior year period ended July 31	3 Months
Change in reported cost of sales	6%
New accounting standard	—%
Foreign exchange	3%
Estimated net change in distributor inventories	(1%)
Change in underlying cost of sales	8%

Change in underlying cost of sales attributed to:
Volume	5%
Cost/mix	3%
Note: Totals may differ due to rounding
Cost of sales for the three months ended July 31, 2018 increased $13 million, or 6%, to $243 million when compared to the same period last year. Underlying cost of sales increased 8% after adjusting reported costs for the positive effect of foreign exchange and an estimated net increase in distributor inventories. The increase in underlying cost of sales for the three months ended July 31, 2018 was driven by higher volumes, higher bulk whiskey and contract bottling sales, and higher input costs including wood. Looking ahead to the remainder of fiscal 2019, we expect (a) input costs to increase in the mid-single digits largely due to higher cost of agave and wood, and (b) higher costs related to tariffs.
Gross Profit

Percentage change versus the prior year period ended July 31	3 Months
Change in reported gross profit	6%
New accounting standard	2%
Foreign exchange	2%
Estimated net change in distributor inventories	(1%)
Change in underlying gross profit	9%
Note: Totals may differ due to rounding
Gross Margin

For the period ended July 31	3 months
Prior year gross margin	68.1%
Price/mix	0.5%
Cost	(0.1%)
New accounting standard	(0.4%)
Foreign exchange	0.1%
Change in gross margin	0.1%
Current year gross margin	68.2%
Note: Totals may differ due to rounding
Gross profit of $523 million increased $30 million, or 6%, for the three months ended July 31, 2018. Underlying gross profit grew 9% after adjusting reported results for (a) the adoption of the revenue recognition accounting standard, (b) the negative effect of foreign exchange, and (c) an estimated net increase in distributor inventories. The increase in underlying gross profit resulted from the same factors that contributed to the increase in underlying net sales and the increase in underlying cost of sales.
For the three months ended July 31, 2018, gross margin increased approximately 0.1 percentage points to 68.2% from 68.1% in the same period last year driven by favorable price/mix, mostly offset by the adoption of the revenue recognition accounting standard.

Operating Expenses

Percentage change versus the prior year period ended July 31
3 Months	Reported	New Accounting Standard	Foreign Exchange	Underlying
Advertising	14%	4%	—%	17%
SG&A	4%	—%	—%	5%
Total operating expenses	5%	2%	2%	9%
Note: Totals may differ due to rounding
[1]Operating expenses include advertising expense, SG&A expense, and other expense (income), net.
Operating expenses totaled $259 million and increased $12 million, or 5%, for the three months ended July 31, 2018 compared to the same period last year. Underlying operating expenses grew 9% after adjusting for reclassifications related to the adoption of the revenue recognition accounting standard and the positive effect of foreign exchange.

•
Reported advertising expenses grew 14% for the three months ended July 31, 2018, while underlying advertising expenses grew 17% after adjusting for reclassifications related to the adoption of the revenue recognition accounting standard. Underlying advertising expense increased as we invested in our American whiskey brands, including the first year of our Woodford Reserve Kentucky Derby sponsorship.

•
Reported SG&A expenses increased 4% for the three months ended July 31, 2018, while underlying SG&A expenses grew 5% after adjusting for reclassifications related to the adoption of the revenue recognition accounting standard. The increase in underlying SG&A expenses was driven by higher personnel costs.

Operating Income

Percentage change versus the prior year period ended July 31	3 Months
Change in reported operating income	7%
New accounting standard	2%
Foreign exchange	2%
Estimated net change in distributor inventories	(2%)
Change in underlying operating income	10%
Note: Totals may differ due to rounding
Operating income of $264 million increased $18 million, or 7%, for the three months ended July 31, 2018 compared to the same period last year. Underlying operating income grew 10% after adjusting for (a) the adoption of the revenue recognition accounting standard, (b) the negative effect of foreign exchange, and (c) an estimated net increase in distributor inventories. The same factors that contributed to the growth in underlying gross profit also contributed to the growth in underlying operating income, while an increase in total underlying operating expenses partially offset these gains.
Operating margin increased 0.5 percentage points to 34.5% for the three months ended July 31, 2018 from 34.0% in the same period last year. The increase in our operating margin was driven by a slight increase in gross margin and operating expense leverage as underlying SG&A spend grew at a slower rate than underlying net sales, partially offset by underlying advertising expenses, which grew at a faster rate than underlying net sales.
The effective tax rate in the three months ended July 31, 2018 was 17.4% compared to 22.1% for the same period last year. The decrease in our effective tax rate was primarily driven by the net impact of the Tax Cuts and Jobs Act (including the current year reduction to the provisional repatriation U.S. tax charge made in fiscal 2018), partially offset by an increase in tax expense related to discrete items.
Diluted earnings per share of $0.41 in the three months ended July 31, 2018 increased 12% from the $0.37 reported for the same period last year. The increase in diluted earnings per share for the three months ended July 31, 2018 resulted from an increase in reported operating income and the benefit of a lower effective tax rate, partially offset by higher interest expense reflecting a new bond issuance in April 2018.

Liquidity and Financial Condition
Cash flows. Cash and cash equivalents decreased $28 million during the three months ended July 31, 2018, compared to an increase of $56 million during the same period last year. Cash provided by operations of $126 million was up $21 million from the same period last year, largely reflecting an $18 million reduction in discretionary contributions to our qualified pension plans (which became fully funded as a result of contributions made during the fourth quarter of last year).
Cash used for investing activities was $25 million during the three months ended July 31, 2018, compared to $31 million for the same period last year. The $6 million decline was largely attributable to the timing of payments related to ongoing capital projects.
Cash used for financing activities was $122 million during the three months ended July 31, 2018, compared to $31 million for the same period last year. The $91 million increase largely reflects an $86 million increase in net repayments of short-term borrowings and a $6 million increase in dividend payments.
The impact on cash and cash equivalents as a result of exchange rate changes was a decrease of $7 million for the three months ended July 31, 2018, compared to an increase of $13 million for the same period last year.
Liquidity. We continue to manage liquidity conservatively to meet current obligations, fund capital expenditures, sustain and grow our regular dividends, and return cash to our shareholders from time to time through share repurchases and special dividends while reserving adequate debt capacity for acquisition opportunities.
In addition to our cash and cash equivalent balances, we have access to several liquidity sources to supplement our cash flow from operations. One of those sources is our $800 million commercial paper program that we regularly use to fund our short-term credit needs. During the three months ended July 31, 2018, our commercial paper borrowings averaged $463 million, with an average maturity of 31 days and an average interest rate of 2.09%. Commercial paper outstanding was $215 million at April 30, 2018, and $161 million at July 31, 2018.
Our commercial paper program is supported by available commitments under our currently undrawn $800 million bank credit facility that expires on November 10, 2022. Although unlikely, under extreme market conditions, one or more participating banks may not be able to fully fund its commitments under our credit facility. We believe the debt capital markets for bonds and private placements are accessible sources of long-term financing that could meet any additional liquidity needs. We believe our current liquidity position is sufficient to meet all of our future financial commitments. We have high credit standards when initiating transactions with counterparties, and we closely monitor our counterparty risks with respect to our cash balances and derivative contracts. If a counterparty’s credit quality were to deteriorate below our credit standards, we would expect either to liquidate exposures or require the counterparty to post appropriate collateral.
As of July 31, 2018, approximately 87% of our cash and cash equivalents were held by our foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. With the enactment of the Tax Act, we are evaluating our global working capital requirements and may change our current permanent reinvestment assertion in future periods.
As announced on July 13, 2018, our Board of Directors authorized the repurchase of up to $200 million of our outstanding shares of Class A and Class B common stock from July 13, 2018, through July 12, 2019, subject to market and other conditions. Under this program, we may repurchase shares from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws. We can modify, suspend, or terminate this repurchase program at any time without prior notice. No shares were repurchased in the period from July 13, 2018 to July 31, 2018.
As announced on July 26, 2018, our Board of Directors declared a regular quarterly cash dividend of $0.158 per share on our Class A and Class B common stock. Stockholders of record on September 6, 2018 will receive the quarterly cash dividend on October 1, 2018.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks arising from adverse changes in (a) foreign exchange rates, (b) commodity prices affecting the cost of our raw materials and energy, and (c) interest rates. We try to manage risk through a variety of strategies, including production initiatives and hedging strategies. Our foreign currency hedging contracts are subject to foreign exchange rate changes, our commodity forward purchase contracts are subject to commodity price changes, and some of our debt obligations are subject to interest rate changes. Established procedures and internal processes govern the management of these market risks. Since April 30, 2018, there have been no material changes to the disclosure on this matter made in our 2018 Form 10-K.

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) (our principal executive and principal financial officers), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures: (a) are effective to ensure that information required to be disclosed by the company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (b) include controls and procedures designed to ensure that information required to be disclosed by the company in such reports is accumulated and communicated to the company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.
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

Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our 2018 Form 10-K, which could materially adversely affect our business, financial condition, or future results. There have been no material changes to the risk factors disclosed in our 2018 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about shares of our common stock that we acquired during the quarter ended July 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
May 1, 2018 – May 31, 2018	17,116	$53.90	—	$—
June 1, 2018 – June 30, 2018	92,658	$53.63	—	$—
July 1, 2018 – July 31, 2018	—	$—	—	$200,000,000
Total	109,774	$53.67	—
The shares presented in the above table were acquired from employees to satisfy income tax withholdings triggered by the vesting of restricted shares.

As announced on July 13, 2018, our Board of Directors has authorized the repurchase of up to $200 million of our outstanding shares of Class A and Class B common stock from July 13, 2018, through July 12, 2019, subject to market and other conditions.

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
101
The following materials from Brown-Forman Corporation's Quarterly Report on Form 10-Q for the quarter ended July 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (a) Condensed Consolidated Statements of Operations, (b) Condensed Consolidated Statements of Comprehensive Income, (c) Condensed Consolidated Balance Sheets, (d) Condensed Consolidated Statements of Cash Flows, and (e) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN-FORMAN CORPORATION
(Registrant)

Date:	August 29, 2018	By:	/s/ Jane C. Morreau
Jane C. Morreau
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)