Form 10-Q
period 2018-10-31
BROWN FORMAN CORP
filed 2018-12-06
CIK 14693

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  November 30, 2018

Class A Common Stock ($.15 par value, voting)	169,010,917
Class B Common Stock ($.15 par value, nonvoting)	307,948,847

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2017	2018	2017	2018
Sales	$1,166	$1,161	$2,095	$2,148
Excise taxes	252	251	458	472
Net sales	914	910	1,637	1,676
Cost of sales	304	320	534	563
Gross profit	610	590	1,103	1,113
Advertising expenses	109	102	196	200
Selling, general, and administrative expenses	162	161	323	329
Other expense (income), net	(10)	(5)	(11)	(12)
Operating income	349	332	595	596
Non-operating postretirement expense	3	2	5	4
Interest income	(1)	(2)	(2)	(4)
Interest expense	16	22	32	44
Income before income taxes	331	310	560	552
Income taxes	92	61	143	103
Net income	$239	$249	$417	$449
Earnings per share:
Basic	$0.50	$0.52	$0.87	$0.93
Diluted	$0.49	$0.52	$0.86	$0.93
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2017	2018	2017	2018
Net income	$239	$249	$417	$449
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(25)	(27)	9	(39)
Cash flow hedge adjustments	7	22	(16)	45
Postretirement benefits adjustments	3	4	6	7
Net other comprehensive income (loss)	(15)	(1)	(1)	13
Comprehensive income	$224	248	$416	$462
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions)

	April 30, 2018	October 31, 2018
Assets
Cash and cash equivalents	$239	$193
Accounts receivable, less allowance for doubtful accounts of $7 at April 30 and October 31	639	768
Inventories:
Barreled whiskey	947	937
Finished goods	225	303
Work in process	117	145
Raw materials and supplies	90	92
Total inventories	1,379	1,477
Other current assets	298	305
Total current assets	2,555	2,743
Property, plant and equipment, net	780	785
Goodwill	763	750
Other intangible assets	670	648
Deferred tax assets	16	16
Other assets	192	207
Total assets	$4,976	$5,149
Liabilities
Accounts payable and accrued expenses	$581	$620
Accrued income taxes	25	17
Short-term borrowings	215	258
Total current liabilities	821	895
Long-term debt	2,341	2,288
Deferred tax liabilities	85	113
Accrued pension and other postretirement benefits	191	193
Other liabilities	222	163
Total liabilities	3,660	3,652
Commitments and contingencies
Stockholders’ Equity
Common stock:
Class A, voting, $0.15 par value (170,000,000 shares authorized; 170,000,000 shares issued)	25	25
Class B, nonvoting, $0.15 par value (400,000,000 shares authorized; 314,532,000 shares issued)	47	47
Additional paid-in capital	4	4
Retained earnings	1,730	2,016
Accumulated other comprehensive income (loss), net of tax	(378)	(365)
Treasury stock, at cost (3,531,000 and 5,932,000 shares at April 30 and October 31, respectively)	(112)	(230)
Total stockholders’ equity	1,316	1,497
Total liabilities and stockholders’ equity	$4,976	$5,149
 See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Six Months Ended
	October 31,
	2017	2018
Cash flows from operating activities:
Net income	$417	$449
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	31	36
Stock-based compensation expense	9	9
Deferred income taxes	(10)	4
Changes in assets and liabilities	(229)	(226)
Cash provided by operating activities	218	272
Cash flows from investing activities:
Additions to property, plant, and equipment	(64)	(53)
Payments for corporate-owned life insurance	(4)	(2)
Computer software expenditures	(1)	(2)
Cash used for investing activities	(69)	(57)
Cash flows from financing activities:
Net change in short-term borrowings	21	42
Net payments related to exercise of stock-based awards	(7)	(5)
Acquisition of treasury stock	(1)	(128)
Dividends paid	(140)	(152)
Cash used for financing activities	(127)	(243)
Effect of exchange rate changes on cash and cash equivalents	8	(18)
Net increase (decrease) in cash and cash equivalents	30	(46)
Cash and cash equivalents, beginning of period	182	239
Cash and cash equivalents, end of period	$212	$193
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

We suggest that you read these condensed financial statements together with the financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018 (2018 Form 10-K). Except for adopting the new accounting standards discussed below, we prepared the accompanying financial statements on a basis that is substantially consistent with the accounting principles applied in our 2018 Form 10-K.

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

•
ASU 2016-15: Classification of Certain Cash Receipts and Cash Payments. This new guidance addresses eight specific issues related to the classification of certain cash receipts and cash payments on the statement of cash flows. The impact of adopting the new guidance was limited to a change in our classification of cash payments for premiums on corporate-owned life insurance policies, which we previously reflected in operating activities. Under the new guidance, we classify those payments as investing activities. We retrospectively adjusted prior period cash flow statements to conform to the new classification. As a result, we reclassified payments of $4 million from operating activities to investing activities for the six months ended October 31, 2017.

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

•
ASU 2017-07: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This new guidance addresses the presentation of the net periodic cost (NPC) associated with pension and other postretirement benefit plans. The guidance requires the service cost component of the NPC to be reported in the income statement in the same line item(s) as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of the NPC are to be presented separately from the service cost and outside of income from operations. In addition, the guidance allows only the service cost component of NPC to be eligible for capitalization when applicable. We applied the guidance retrospectively for the presentation in the income statement and prospectively for the capitalization of service cost. The retrospective application increased previously-reported operating income by $3 million and $5 million for the three and six months ended October 31, 2017, respectively. As the retrospective application merely reclassified amounts from operating income to non-operating expense, there was no effect on previously-reported net income or earnings per share.

New accounting standards to be adopted. The FASB has issued the ASUs described below that we are not required to adopt until May 1, 2019 (although early adoption is permitted). We are currently evaluating their potential impact on our consolidated financial statements.

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

We are continuing to assess the potential impact on our financial statements of adopting ASC 842. As we progress in our assessment, we are identifying and preparing to make any changes to our accounting policies and practices, systems, processes, and controls that may be required to implement the new standard. Although we are unable to quantify the impact of adoption at this time, the amount of lease liabilities and right-of-use assets to be recognized on our balance sheet could be material. We do not currently expect adoption to have a material impact on our results of operations, stockholders’ equity, or cash flows.
We will adopt ASC 842 as of May 1, 2019, using a modified retrospective transition approach for leases existing at that date. For the transition, we expect to elect to use the package of practical expedients to not reassess (a) whether existing contracts are or contain leases, (b) the classification of existing leases, and (c) initial direct costs for existing leases.

•
ASU 2017-12: Targeted Improvements to Accounting for Hedging Activities. This new guidance is intended to better align hedge accounting with an entity’s risk management activities and improve disclosures about hedges. The guidance expands hedge accounting for financial and nonfinancial risk components, eliminates the requirement to separately measure and report hedge ineffectiveness, simplifies the way assessments of hedge effectiveness may be performed, and amends some presentation and disclosure requirements for hedges. It is to be applied using a modified retrospective transition approach for cash flow and net investment hedges existing at the date of adoption. The amended presentation and disclosure guidance is required only prospectively. We have not yet determined our plans for adoption, but currently do not expect to adopt this new guidance before the required adoption date.

•
ASU 2018-02: Reclassification of Certain Effects from Accumulated Other Comprehensive Income. This new guidance would allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act enacted by the U.S. government in December 2017. It is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. We have not yet determined our plans for adoption, but currently do not expect to adopt this new guidance before the required adoption date.

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
Each contract typically includes a single performance obligation to transfer control of the products to the customer. Depending on the contract, control is transferred when the products are either shipped or delivered to the customer, at which point we recognize the transaction price for those products as net sales. The transaction price recognized at that point reflects our estimate of the consideration to be received in exchange for the products. The actual amount may ultimately differ due to the effect of various customer incentives and trade promotion activities. In making our estimates, we consider our historical experience and current expectations, as applicable. Adjustments recognized during the three and six months ended October 31, 2018, for changes in estimated transaction prices of products sold in prior periods were not material.
Net sales exclude taxes we collect from customers that are imposed by various governments on our sales, and are reduced by payments to customers unless made in exchange for distinct goods or services with fair values approximating the payments.
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

The following table shows how the adoption of ASC 606 impacted our consolidated statement of operations for the three months ended October 31, 2018:

	Three Months Ended October 31, 2018
	Under Prior	As Reported Under	Effect of
(Dollars in millions, except per share amounts)	Guidance	ASC 606	Adoption
Sales	$1,169	$1,161	$(8)
Excise taxes	251	251	—
Net sales	918	910	(8)
Cost of sales	320	320	—
Gross profit	598	590	(8)
Advertising expenses	107	102	(5)
Selling, general, and administrative expenses	162	161	(1)
Other expense (income), net	(5)	(5)	—
Operating income	334	332	(2)
Non-operating postretirement expense	2	2	—
Interest income	(2)	(2)	—
Interest expense	22	22	—
Income before income taxes	312	310	(2)
Income taxes	61	61	—
Net income	$251	$249	$(2)
Earnings per share:
Basic	$0.52	$0.52	$—
Diluted	$0.52	$0.52	$—
The following table shows how the adoption of ASC 606 impacted our consolidated statement of operations for the six months ended October 31, 2018:

	Six Months Ended October 31, 2018
	Under Prior	As Reported Under	Effect of
(Dollars in millions, except per share amounts)	Guidance	ASC 606	Adoption
Sales	$2,166	$2,148	$(18)
Excise taxes	472	472	—
Net sales	1,694	1,676	(18)
Cost of sales	563	563	—
Gross profit	1,131	1,113	(18)
Advertising expenses	208	200	(8)
Selling, general, and administrative expenses	331	329	(2)
Other expense (income), net	(12)	(12)	—
Operating income	604	596	(8)
Non-operating postretirement expense	4	4	—
Interest income	(4)	(4)	—
Interest expense	44	44	—
Income before income taxes	560	552	(8)
Income taxes	105	103	(2)
Net income	$455	$449	$(6)
Earnings per share:
Basic	$0.94	$0.93	$(0.01)
Diluted	$0.94	$0.93	$(0.01)

The following table shows how the adoption of ASC 606 impacted our consolidated balance sheet as of October 31, 2018:

	As of October 31, 2018
	Under Prior	As Reported Under	Effect of
(Dollars in millions)	Guidance	ASC 606	Adoption
Assets
Other current assets	$306	$305	$(1)
Deferred tax assets	15	16	1
Total assets	5,149	5,149	—

Liabilities
Accounts payable and accrued expenses	$580	$620	$40
Deferred tax liabilities	122	113	(9)
Total liabilities	3,621	3,652	31

Stockholders’ Equity
Retained earnings	$2,047	$2,016	$(31)
Total stockholders’ equity	1,528	1,497	(31)

Disaggregated revenues.
The following table shows our net sales by geography:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions)	2017	2018	2017	2018
United States	$438	$447	$793	$804
Developed International[1]	248	234	441	449
Emerging[2]	159	164	282	295
Travel Retail[3]	44	38	74	76
Non-branded and bulk[4]	25	27	47	52
Total	$914	$910	$1,637	$1,676

1Represents net sales of branded products to “advanced economies” as defined by the International Monetary Fund (IMF), excluding the United States. Our largest developed international markets are the United Kingdom, Australia, and Germany.
2Represents net sales of branded products to “emerging and developing economies” as defined by the IMF. Our largest emerging markets are Mexico and Poland.
3Represents net sales of branded products to global duty-free customers, travel retail customers, and the U.S. military regardless of customer location.
4Includes net sales of used barrels, bulk whiskey and wine, and contract bottling regardless of customer location.

The following table shows our net sales by product category:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions)	2017	2018	2017	2018
Whiskey[1]	$713	$706	$1,270	$1,308
Tequila[2]	64	70	122	132
Vodka[3]	35	34	66	60
Wine[4]	63	62	105	102
Rest of portfolio	14	11	27	22
Non-branded and bulk[5]	25	27	47	52
Total	$914	$910	$1,637	$1,676

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
2Includes el Jimador, Herradura, New Mix, Pepe Lopez, and Antiguo.
3Includes Finlandia.
4Includes Korbel Champagne and Sonoma-Cutrer wines.
5Includes net sales of used barrels, bulk whiskey and wine, and contract bottling regardless of customer location.

3.    Income Taxes
Our consolidated interim effective tax rate is based upon our expected annual operating income, statutory tax rates, and income tax laws in the various jurisdictions in which we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the fiscal quarter in which the related event or a change in judgment occurs. The effective tax rate of 18.6% for the six months ended October 31, 2018, is lower than the expected tax rate of 21.4% on ordinary income for the full fiscal year, primarily due to (a) the impact of discrete items, including true-ups to prior year tax returns, (b) the impact of the current year net adjustment to the provisional repatriation U.S. tax charge that was made during fiscal 2018 (discussed below), and (c) the excess tax benefits related to stock-based compensation. Our expected tax rate includes current fiscal year additions for existing tax contingency items.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The Tax Act significantly revised the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system. As we have an April 30 fiscal year-end, the lower corporate income tax rate was phased in, resulting in a U.S. statutory federal rate of 30.4% for our fiscal year ended April 30, 2018, and 21% for our current and subsequent fiscal years. For the six months ended October 31, 2018, the impact of reducing the U.S. statutory federal rate from 35% (the pre-Tax Act rate) to 21% resulted in a tax benefit of approximately $60 million.

There are also certain transitional impacts of the Tax Act. As part of the transition to the new territorial tax system, the Tax Act imposed a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries. In addition, the reduction of the U.S. corporate tax rate caused us to adjust our U.S. deferred tax assets and liabilities to the lower federal base rate of 21%. These transitional impacts resulted in a provisional net charge of $43 million for the year ended April 30, 2018, comprised of a provisional repatriation U.S. tax charge of $91 million and a provisional net deferred tax benefit of $48 million. In the six months ended October 31, 2018, we recorded a benefit of $4 million as an adjustment to the provisional repatriation tax.

Historically, we have asserted that the undistributed earnings of our foreign subsidiaries are reinvested indefinitely outside the United States. Therefore, no income taxes have been provided for any outside basis differences inherent in these subsidiaries other than those subject to the one-time repatriation tax. As of October 31, 2018, we changed our indefinite reinvestment assertion with respect to current year earnings and prior year undistributed earnings for one of those foreign subsidiaries (but not for its other outside basis differences). We intend to repatriate approximately $120 million of cash to the United States from this subsidiary during the fiscal quarter ending January 31, 2019. No incremental taxes are due on this distribution of cash beyond the repatriation tax recorded in fiscal year 2018. We have not changed the indefinite reinvestment assertion for undistributed earnings or other outside basis differences for any of the other foreign subsidiaries. We will continue to evaluate our future cash deployment and may change our indefinite reinvestment assertion in future periods.
The Tax Act also established new tax laws that impact our financial statements beginning in the current fiscal year. These new laws include, but are not limited to (a) Global Intangible Low-Tax Income (GILTI), a new provision for tax on low-tax foreign earnings; (b) Base Erosion Anti-abuse Tax (BEAT), a new minimum tax; (c) Foreign-Derived Intangible Income (FDII), a new provision for deductions related to foreign-derived intangibles; (d) repeal of the domestic production activity deduction; and (e) limitations on certain executive compensation. For the six months ended October 31, 2018, the net impact of these provisions was approximately $7 million of additional tax.

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
The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from the current estimates, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates we have used to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign currency exchange rates. The SEC has issued rules that allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. As of October 31, 2018, the amounts recorded for the Tax Act remain provisional for the one-time repatriation tax and the adjustment to our U.S. deferred tax assets and liabilities. We will finalize and record any additional adjustments within the allowed measurement period.

4.    Earnings Per Share
We calculate basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share further includes the dilutive effect of stock-based compensation awards. We calculate that dilutive effect using the “treasury stock method” (as defined by GAAP).

The following table presents information concerning basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions, except per share amounts)	2017	2018	2017	2018
Net income available to common stockholders	$239	$249	$417	$449

Share data (in thousands):
Basic average common shares outstanding	480,150	480,436	480,095	480,647
Dilutive effect of stock-based awards	3,134	3,155	3,035	3,316
Diluted average common shares outstanding	483,284	483,591	483,130	483,963

Basic earnings per share	$0.50	$0.52	$0.87	$0.93
Diluted earnings per share	$0.49	$0.52	$0.86	$0.93

We excluded common stock-based awards for approximately 1,501,000 shares and 347,000 shares from the calculation of diluted earnings per share for the three months ended October 31, 2017 and 2018, respectively. We excluded common stock-based awards for approximately 1,610,000 shares and 595,000 shares from the calculation of diluted earnings per share for the six months ended October 31, 2017 and 2018, respectively. We excluded those awards because they were not dilutive for those periods under the treasury stock method.

5.    Inventories
Inventories are valued at the lower of cost or market. Some of our consolidated inventories are valued using the last-in, first-out (LIFO) method, which we use for the majority of our U.S. inventories. If the LIFO method had not been used, inventories at current cost would have been $290 million higher than reported as of April 30, 2018, and $298 million higher than reported as of October 31, 2018. Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

6.    Goodwill and Other Intangible Assets
The following table shows the changes in goodwill (which includes no accumulated impairment losses) and other intangible assets during the six months ended October 31, 2018:

(Dollars in millions)	Goodwill	Other Intangible Assets
Balance at April 30, 2018	$763	$670
Foreign currency translation adjustment	(13)	(22)
Balance at October 31, 2018	$750	$648

Our other intangible assets consist of trademarks and brand names, all with indefinite useful lives.

7.    Commitments and Contingencies
We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe it is reasonably possible that these existing loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies are recorded as of October 31, 2018.

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

As of October 31, 2018, our actual exposure under the guaranty of the importer’s obligation is approximately $7 million. We also have accounts receivable from that importer of approximately $11 million at October 31, 2018, which we expect to collect in full.

Based on the financial support we provide to the importer, we believe it meets the definition of a variable interest entity. However, because we do not control this entity, it is not included in our consolidated financial statements.

8.    Debt
Our long-term debt (net of unamortized discount and issuance costs) consists of:

(Principal and carrying amounts in millions)	April 30, 2018	October 31, 2018
2.25% senior notes, $250 principal amount, due January 15, 2023	$248	$248
3.50% senior notes, $300 principal amount, due April 15, 2025	296	296
1.20% senior notes, €300 principal amount, due July 7, 2026	361	338
2.60% senior notes, £300 principal amount, due July 7, 2028	408	377
4.00% senior notes, $300 principal amount, due April 15, 2038	293	293
3.75% senior notes, $250 principal amount, due January 15, 2043	248	248
4.50% senior notes, $500 principal amount, due July 15, 2045	487	488
	$2,341	$2,288
As of April 30, 2018, our short-term borrowings consisted of $215 million of commercial paper, with an average interest rate of 2.04%, and an average remaining maturity of 23 days. As of October 31, 2018, our short-term borrowings of $258 million included $257 million of commercial paper, with an average interest rate of 2.37%, and an average remaining maturity of 21 days.

9.    Fair Value Measurements
The following table summarizes the assets and liabilities measured or disclosed at fair value on a recurring basis:

	April 30, 2018		October 31, 2018
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$239	$239	$193	$193
Currency derivatives	1	1	31	31
Liabilities
Currency derivatives	39	39	6	6
Short-term borrowings	215	215	258	258
Long-term debt	2,341	2,386	2,288	2,294

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

We had outstanding currency derivatives, related primarily to our euro, British pound, and Australian dollar exposures, with notional amounts totaling $1,098 million at April 30, 2018 and $1,255 million at October 31, 2018.

We also use foreign currency-denominated debt to help manage our currency exchange risk. As of October 31, 2018, $615 million of our foreign currency-denominated debt instruments were designated as net investment hedges. These net investment hedges are intended to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries. Any change in value of the designated portion of the hedging instruments is recorded in AOCI, offsetting the foreign currency translation adjustment of the related net investments that is also recorded in AOCI. There was no ineffectiveness related to our net investment hedges in any of the periods presented.

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

The following tables present the pre-tax impact that changes in the fair value of our derivative instruments and non-derivative hedging instruments had on AOCI and earnings:

		Three Months Ended
		October 31,
(Dollars in millions)	Classification	2017	2018
Derivative Instruments
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$7	$30
Net gain (loss) reclassified from AOCI into earnings	Sales	(5)	—
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Sales	1	3
Net gain (loss) recognized in earnings	Other income	(4)	(4)
Non-Derivative Hedging Instruments
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	1	19
Foreign currency-denominated debt not designated as hedging instrument:
Net gain (loss) recognized in earnings	Other income	1	3

		Six Months Ended
		October 31,
(Dollars in millions)	Classification	2017	2018
Derivative Instruments
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$(29)	$57
Net gain (loss) reclassified from AOCI into earnings	Sales	(3)	(2)
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Sales	(2)	6
Net gain (loss) recognized in earnings	Other income	5	(1)
Non-Derivative Hedging Instruments
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	(15)	47
Foreign currency-denominated debt not designated as hedging instrument:
Net gain (loss) recognized in earnings	Other income	(15)	8

We expect to reclassify $13 million of deferred net gains on cash flow hedges recorded in AOCI as of October 31, 2018, to earnings during the next 12 months. This reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur. As of October 31, 2018, the maximum term of our outstanding derivative contracts was 36 months.

The following table presents the fair values of our derivative instruments:

(Dollars in millions)	Classification	Fair value of derivatives in a gain position	Fair value of derivatives in a loss position
April 30, 2018
Designated as cash flow hedges:
Currency derivatives	Other current assets	$2	$(2)
Currency derivatives	Other assets	1	—
Currency derivatives	Accrued expenses	4	(23)
Currency derivatives	Other liabilities	2	(18)
Not designated as hedges:
Currency derivatives	Accrued expenses	1	(5)
October 31, 2018
Designated as cash flow hedges:
Currency derivatives	Other current assets	18	(3)
Currency derivatives	Other assets	18	(2)
Currency derivatives	Accrued expenses	1	(3)
Currency derivatives	Other liabilities	—	—
Not designated as hedges:
Currency derivatives	Accrued expenses	—	(4)

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

Some of our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. The aggregate fair value of all derivatives with creditworthiness requirements that were in a net liability position was $38 million at April 30, 2018 and $6 million at October 31, 2018.

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

The following table summarizes the gross and net amounts of our derivative contracts:

(Dollars in millions)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet	Net Amounts
April 30, 2018
Derivative assets	$10	$(9)	$1	$(1)	$—
Derivative liabilities	(48)	9	(39)	1	(38)
October 31, 2018
Derivative assets	37	(6)	31	—	31
Derivative liabilities	(12)	6	(6)	—	(6)

No cash collateral was received or pledged related to our derivative contracts as of April 30, 2018 or October 31, 2018.

11.    Pension and Other Postretirement Benefits
The following table shows the components of the net cost of pension and other postretirement benefits recognized for our U.S. benefit plans. Information about similar international plans is not presented due to immateriality.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions)	2017	2018	2017	2018
Pension Benefits:
Service cost	$6	$6	$12	$12
Interest cost	7	9	15	17
Expected return on plan assets	(10)	(12)	(21)	(24)
Amortization of:
Prior service cost (credit)	—	—	—	1
Net actuarial loss	6	5	11	10
Net cost	$9	$8	$17	$16

Other Postretirement Benefits:
Interest cost	$1	$1	$1	$1
Amortization of prior service cost (credit)	(1)	(1)	(1)	(1)
Net cost	$—	$—	$—	$—

12.    Stockholders’ Equity
The following table shows the changes in stockholders’ equity by quarter during the six months ended October 31, 2017:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2017	$25	$43	$65	$4,470	$(390)	$(2,843)	$1,370
Retirement of treasury stock		(10)	(8)	(2,684)		2,702	—
Net income				178			178
Net other comprehensive income (loss)					14		14
Cash dividends				(140)			(140)
Acquisition of treasury stock						(1)	(1)
Stock-based compensation expense			4				4
Stock issued under compensation plans						9	9
Loss on issuance of treasury stock issued under compensation plans			(14)				(14)
Balance at July 31, 2017	25	33	47	1,824	(376)	(133)	1,420
Net income				239			239
Net other comprehensive income (loss)					(15)		(15)
Stock-based compensation expense			5				5
Stock issued under compensation plans						1	1
Loss on issuance of treasury stock issued under compensation plans			(3)				(3)
Balance at October 31, 2017	$25	$33	$49	$2,063	$(391)	$(132)	$1,647

The following table shows the changes in stockholders’ equity by quarter during the six months ended October 31, 2018:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2018	$25	$47	$4	$1,730	$(378)	$(112)	$1,316
Cumulative effect of changes in accounting standards (Note 1)				(5)			(5)
Net income				200			200
Net other comprehensive income (loss)					14		14
Cash dividends				(152)			(152)
Acquisition of treasury stock						(6)	(6)
Stock-based compensation expense			5				5
Stock issued under compensation plans						9	9
Loss on issuance of treasury stock issued under compensation plans			(7)	(6)			(13)
Balance at July 31, 2018	25	47	2	1,767	(364)	(109)	1,368
Net income				249			249
Net other comprehensive income (loss)					(1)		(1)
Acquisition of treasury stock						(122)	(122)
Stock-based compensation expense			4				4
Stock issued under compensation plans						1	1
Loss on issuance of treasury stock issued under compensation plans			(2)				(2)
Balance at October 31, 2018	$25	$47	$4	$2,016	$(365)	$(230)	$1,497

Dividends. The following table shows the cash dividends declared per share on our Class A and Class B common stock during the six months ended October 31, 2018:

Declaration Date	Record Date	Payable Date	Amount per Share
May 24, 2018	June 6, 2018	July 3, 2018	$0.158
July 26, 2018	September 6, 2018	October 1, 2018	$0.158
As announced on November 15, 2018, our Board of Directors increased the quarterly cash dividend on our Class A and Class B common stock from $0.158 per share to $0.166 per share. Stockholders of record on December 6, 2018 will receive the quarterly cash dividend on January 2, 2019.

Accumulated other comprehensive income. The following table shows the change in each component of AOCI, net of tax, during the six months ended October 31, 2018:

(Dollars in millions)	Currency Translation Adjustments	Cash Flow Hedge Adjustments	Postretirement Benefits Adjustments	Total AOCI
Balance at April 30, 2018	$(180)	$(17)	$(181)	$(378)
Net other comprehensive income (loss)	(39)	45	7	13
Balance at October 31, 2018	$(219)	$28	$(174)	$(365)

13.    Other Comprehensive Income
The following table shows the components of net other comprehensive income (loss):

	Three Months Ended			Three Months Ended
	October 31, 2017			October 31, 2018
(Dollars in millions)	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Currency translation adjustments:
Net gain (loss) on currency translation	$(25)	$—	$(25)	$(23)	$(4)	$(27)
Reclassification to earnings	—	—	—	—	—	—
Other comprehensive income (loss), net	(25)	—	(25)	(23)	(4)	(27)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	7	(3)	4	30	(8)	22
Reclassification to earnings[1]	5	(2)	3	—	—	—
Other comprehensive income (loss), net	12	(5)	7	30	(8)	22
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	(1)	—	(1)	—	—	—
Reclassification to earnings[2]	6	(2)	4	5	(1)	4
Other comprehensive income (loss), net	5	(2)	3	5	(1)	4

Total other comprehensive income (loss), net	$(8)	$(7)	$(15)	$12	$(13)	$(1)

	Six Months Ended			Six Months Ended
	October 31, 2017			October 31, 2018
(Dollars in millions)	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Currency translation adjustments:
Net gain (loss) on currency translation	$3	$6	$9	$(28)	$(11)	$(39)
Reclassification to earnings	—	—	—	—	—	—
Other comprehensive income (loss), net	3	6	9	(28)	(11)	(39)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	(29)	11	(18)	57	(14)	43
Reclassification to earnings[1]	3	(1)	2	2	—	2
Other comprehensive income (loss), net	(26)	10	(16)	59	(14)	45
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	—	—	—	—	—	—
Reclassification to earnings[2]	10	(4)	6	9	(2)	7
Other comprehensive income (loss), net	10	(4)	6	9	(2)	7

Total other comprehensive income (loss), net	$(13)	$12	$(1)	$40	$(27)	$13
1Pre-tax amount is classified as sales in the accompanying condensed consolidated statements of operations.
2Pre-tax amount is classified as non-operating postretirement expense in the accompanying condensed consolidated statements of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with both our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report and our 2018 Form 10-K. Note that the results of operations for the six months ended October 31, 2018 do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, “we,” “us,” “our,” “Brown-Forman,” and the “Company” refer to Brown-Forman Corporation and its consolidated subsidiaries, collectively.

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
“Underlying change” in income statement measures. We present changes in certain income statement measures, or line items, that are adjusted to an “underlying” basis. We use “underlying change” for the following income statement measures: (a) underlying net sales, (b) underlying cost of sales, (c) underlying gross profit, (d) underlying advertising expenses, (e) underlying selling, general, and administrative (SG&A) expenses, (f) underlying other expense (income) net, (g) underlying operating expenses1, and (h) underlying operating income. To calculate these measures, we adjust, as applicable, for (a) a new accounting standard, (b) foreign exchange, and (c) estimated net change in distributor inventories. We explain these adjustments below.

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

•
“Estimated net change in distributor inventories.” This adjustment refers to the estimated net effect of change in distributor inventories on changes in our income statement line items. For each period compared, we use volume information from our distributors to estimate the effect of distributor inventory changes on our income statement line items. We believe that this adjustment reduces the effect of varying levels of distributor inventories on changes in our income statement measures and allows us to understand better our underlying results and trends.

We use the non-GAAP measures “underlying change” for the following reasons: (a) to understand our performance from period to period on a consistent basis; (b) to compare our performance to that of our competitors; (c) to determine management incentive compensation calculations; (d) to plan and forecast; and (e) to communicate our financial performance to the board of directors, stockholders, and investment analysts. We provide reconciliations of the “underlying change” in income statement measures to their nearest GAAP measures in the tables below under “Results of Operations - Year-Over-Year Period Comparisons.” We have consistently applied the adjustments within our reconciliations in arriving at each non-GAAP measure.

1Operating expenses include advertising expense, SG&A expense, and other expense (income), net.

Definitions
Aggregations.
From time to time, to explain our results of operations or to highlight trends and uncertainties affecting our business, we aggregate markets according to stage of economic development as defined by the International Monetary Fund (IMF), and we aggregate brands by spirits category. Below, we define aggregations used in this report.
Geographic Aggregations.
In “Results of Operations - Fiscal 2019 Year-to-Date Highlights,” we provide supplemental information for our largest markets ranked by percentage of total fiscal 2018 net sales. In addition to markets that are listed by country name, we include the following aggregations:

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
Brand Aggregations.
In “Results of Operations - Fiscal 2019 Year-to-Date Highlights,” we provide supplemental information for our largest brands ranked by percentage of total fiscal 2018 net sales. In addition to brands that are listed by name, we include the following aggregations:

•
“Whiskey” includes all whiskey spirits and whiskey-based flavored liqueurs, ready-to-drink (RTD), and ready-to-pour products (RTP). The brands included in this category are the Jack Daniel's family of brands, Woodford Reserve, Canadian Mist, GlenDronach, BenRiach, Glenglassaugh, Old Forester, Early Times, Slane Irish Whiskey, and Coopers’ Craft.

•	“American whiskey” includes the Jack Daniel’s family of brands, premium bourbons, and Early Times.

•
“Jack Daniel’s family of brands” includes Jack Daniel’s Tennessee Whiskey (JDTW), Jack Daniel’s RTD and RTP products (JD RTD/RTP), Jack Daniel’s Tennessee Honey (JDTH), Gentleman Jack, Jack Daniel’s Tennessee Fire (JDTF), Jack Daniel’s Single Barrel Collection (JDSB), Jack Daniel’s Tennessee Rye Whiskey (JDTR), Jack Daniel’s Sinatra Select, Jack Daniel’s No. 27 Gold Tennessee Whiskey, and Jack Daniel’s Bottled-in-Bond.

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

▪	“Premium bourbons” includes Woodford Reserve, Old Forester, and Coopers’ Craft.

•	“Tequila” includes el Jimador, Herradura, New Mix, Pepe Lopez, and Antiguo.

•	“Vodka” includes Finlandia.

•	“Wine” includes Korbel Champagne and Sonoma-Cutrer wines.

•	“Non-branded and bulk” includes our sales of used barrels, bulk whiskey and wine, and contract bottling regardless of customer location.

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

•
“Consumer takeaway.” When discussing trends in the market, we refer to “consumer takeaway,” a term commonly used in the beverage alcohol industry. “Consumer takeaway” refers to the purchase of product by consumers from retail outlets as measured by volume or retail sales value. This information is provided by third parties, such as Nielsen and the National Alcohol Beverage Control Association (NABCA). Our estimates of market share or changes in market share are derived from consumer takeaway data using the retail sales value metric.

Reclassifications
As discussed in Note 1 to the accompanying financial statements, we retrospectively adjusted our prior year income statements in connection with the adoption of ASU 2017-07 and reclassified some previously reported expense amounts related to certain marketing research and promotional agency costs. The impact of these reclassifications, which had no effect on net income, was not material.
The following tables reconcile the previously reported income statement amounts to the currently reported amounts for the three and six months ended October 31, 2017.

	Three Months Ended October 31, 2017
	Previously	Adoption of		Currently
(Dollars in millions)	Reported	ASU 2017-07	Reclassifications	Reported
Net sales	$914	$—	$—	$914
Cost of sales	304	—	—	304
Gross profit	610	—	—	610
Advertising expenses	111	—	(2)	109
Selling, general, and administrative expenses	163	(3)	2	162
Other expense (income), net	(10)	—	—	(10)
Operating income	346	3	—	349
Non-operating postretirement expense	—	3	—	3
Interest income	(1)	—	—	(1)
Interest expense	16	—	—	16
Income before income taxes	331	—	—	331
Income taxes	92	—	—	92
Net income	$239	$—	$—	$239

	Six Months Ended October 31, 2017
	Previously	Adoption of		Currently
(Dollars in millions)	Reported	ASU 2017-07	Reclassifications	Reported
Net sales	$1,637	$—	$—	$1,637
Cost of sales	534	—	—	534
Gross profit	1,103	—	—	1,103
Advertising expenses	200	—	(4)	196
Selling, general, and administrative expenses	324	(5)	4	323
Other expense (income), net	(11)	—	—	(11)
Operating income	590	5	—	595
Non-operating postretirement expense	—	5	—	5
Interest income	(2)	—	—	(2)
Interest expense	32	—	—	32
Income before income taxes	560	—	—	560
Income taxes	143	—	—	143
Net income	$417	$—	$—	$417

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

Overview
Tariffs
An important development on our fiscal 2019 results has been the impact of tariffs. In the overview and outlook below, we discuss (a) certain facts about tariffs as they relate to our business, (b) the effect of this development on our results for the three and six months ended October 31, 2018, and (c) the expected effect of tariffs in the remainder of fiscal 2019.
In response to the new U.S. tariffs on certain foreign goods, the European Union, Mexico, Canada, Turkey, and China imposed retaliatory tariffs on a number of U.S. goods, including American whiskey. The effective dates of the retaliatory tariffs and the import duty rates before and after the retaliation are summarized below.
Summary of Retaliatory Tariffs

		Rate
Geographic Area	Effective Date	Before	After
European Union	June 22, 2018	—%	25%
Mexico	June 5, 2018	—%	25%
Canada	July 1, 2018	—%	10%
Turkey	June 21, 2018	—%	140%
China	July 6, 2018	5%	30%
Our fiscal 2019 results were affected by tariffs through the two costs discussed below, which will continue to impact our results as long as tariffs are in place.

•
Lower pricing to certain customers. Certain customers paid the incremental costs of tariffs in the six months ended October 31, 2018. We compensated these customers for these incremental costs through additional discounts and lower prices. These discounts and lower prices reduced our net sales.

•
Incremental costs of tariffs included in our cost of sales. In certain markets where we own the inventory, we paid the incremental cost of tariffs in the six months ended October 31, 2018, which increased our cost of sales.

The combined effect of these tariff-related costs, whether arising as a reduction of net sales or as an increase in cost of sales, is hereafter referred to as “incremental costs associated with tariffs.”
Our results for the three months ended October 31, 2018 were also affected by the timing related impact of tariffs as discussed below.

•
Timing of sales related to customer inventory movements. In the first quarter of fiscal 2019, our net sales in major European Union countries were higher than normal as many retail and wholesale customers increased purchases to build inventory ahead of anticipated price increases related to tariffs (hereafter referred to as “first quarter tariff-related buy-ins”). In the second quarter of fiscal 2019, our net sales in major European Union countries were lower than normal as most of these retail and wholesale customers reduced purchases to return their inventory to normal levels (hereafter referred to as “second quarter tariff-related inventory reductions”).

We discuss the estimated effect of the tariffs on our results and outlook where relevant below.
Fiscal 2019 Year-to-Date Highlights

•
We delivered net sales of $1.7 billion, an increase of 2% compared to the same period last year. Excluding (a) the negative effect of foreign exchange driven by the weakening of the Turkish lira, the British pound, the Australian dollar, and the Mexican peso, and (b) the adoption of the revenue recognition accounting standard, we grew underlying net sales 5%. We estimate that lower pricing to certain customers related to tariffs reduced our underlying net sales growth by approximately one percentage point.

◦	From a brand perspective, our underlying net sales growth was driven by the Jack Daniel's family of brands, our premium bourbon brands, and our tequila brands.

◦
From a geographic perspective, emerging markets led underlying net sales growth. Developed international markets and the United States both contributed meaningfully. Travel Retail accelerated the rate of underlying net sales growth compared to the same period last year partially due to timing of customer orders in the current year.

•
We delivered operating income of $596 million, which was flat compared to the same period last year. Excluding (a) the negative effect of foreign exchange and (b) the adoption of the revenue recognition accounting standard, we grew underlying operating income 4%. We estimate that incremental costs associated with tariffs reduced our underlying operating income growth by approximately two percentage points.

•
We delivered diluted earnings per share of $0.93, an increase of 8% compared to the same period last year due to the the benefit of a lower effective tax rate from the Tax Cuts and Jobs Act (Tax Act), partially offset by higher interest expense, which resulted from a new bond issuance in March 2018.

Summary of Operating Performance

	Three Months Ended October 31,					Six months ended October 31,
(Dollars in millions)	2017	2018	Reported Change		Underlying Change[1]	2017	2018	Reported Change		Underlying Change[1]
Net sales	$914	$910	—%		3%	$1,637	$1,676	2%		5%
Cost of sales	304	320	5%		7%	534	563	6%		7%
Gross profit	610	590	(3%)		1%	1,103	1,113	1%		5%
Advertising	109	102	(7%)		—%	196	200	2%		7%
SG&A	162	161	(1%)		1%	323	329	2%		3%
Operating income	349	332	(5%)		—%	595	596	—%		4%

Total operating expenses[2]	$261	$258	(1%)		2%	$508	$517	2%		5%

As a percentage of net sales[3]
Gross profit	66.8%	64.8%	(2.0	)pp		67.4%	66.4%	(1.0	)pp
Operating income	38.2%	36.5%	(1.7	)pp		36.3%	35.6%	(0.7	)pp
Interest expense, net	$15	$20	32%			$30	$40	34%
Effective tax rate	27.9%	19.5%	(8.4	)pp		25.5%	18.6%	(6.9	)pp
Diluted earnings per share	$0.49	$0.52	4%			$0.86	$0.93	8%
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
Fiscal 2019 Outlook
Below we discuss our outlook for the remainder of fiscal 2019, reflecting the trends, developments, and uncertainties that we expect to affect our business. This outlook is unchanged from our first quarter 10-Q, which revised certain aspects of the 2019 outlook included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2018 Form 10-K. When we provide guidance for underlying change for the following income statement measures we do not provide guidance for the corresponding GAAP change because the GAAP measure will include items that are difficult to quantify or predict with reasonable certainty, including the estimated net change in distributor inventories and foreign exchange, each of which could have a significant impact to our GAAP income statement measures.

•
Tariffs. In response to the U.S. tariffs on certain foreign goods, the European Union, Mexico, Canada, Turkey, and China imposed retaliatory tariffs on a number of U.S. goods, including American whiskey. Our American whiskeys are made in the United States and exported around the world. Our results in the six months ended October 31, 2018 were hurt by lower pricing to certain customers related to tariffs and incremental costs of tariffs included in our cost of sales. Our full year outlook, which is discussed below, has been adjusted to reflect the anticipated negative effect of tariffs, net of mitigation plans, over the remainder of our fiscal year. The effect of tariffs will largely result in higher cost of sales.

•
Net sales. We expect underlying net sales growth in the remainder of fiscal 2019 to be slightly higher than the growth in the six months ended October 31, 2018. We continue to expect the fiscal 2019 underlying net sales growth rate to be similar to our fiscal 2018 growth rate.

•
Cost of sales. We expect underlying total cost of sales to grow at a significantly higher rate than net sales over the remainder of fiscal 2019, reflecting incremental costs associated with tariffs as well as input cost increases in the mid-

single digits. Combined, these costs are expected to reduce gross margin over the remainder of the fiscal year compared to the six months ended October 31, 2018.

•
Operating expenses. We expect the rate of change in total underlying operating expenses to decline over the remainder of the fiscal year compared to the growth rate experienced in the six months ended October 31, 2018.

•	Operating income. We expect underlying operating income over the remainder of fiscal 2019 to grow in line with growth rates experienced in the six months ended October 31, 2018.

•
Foreign exchange. For the six months ended October 31, 2018, net sales and operating income were negatively affected by foreign exchange. Considering the spot rates as of October 31, 2018, we expect that negative trend to continue for the remainder of the fiscal year.

•
New accounting standard. Our reported net sales and operating income were negatively affected by timing differences related to the implementation of the revenue recognition accounting standard during the six months ended October 31, 2018. We expect that negative trend to moderate over the remainder of the fiscal year.

•
Effective tax rate. We expect our full year effective tax rate to be between 19.5% and 20.5% based on the tax rate of 21.4% on ordinary income for the full fiscal year adjusted for known discrete items.

Results of Operations – Fiscal 2019 Year-to-Date Highlights
Market Highlights
The following table provides supplemental information for our largest markets for the six months ended October 31, 2018, compared to the same period last year. We discuss results for the markets most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the six months ended October 31, 2018, compared to the same period last year.
Top 10 Markets[1] - Fiscal 2019 Net Sales Growth by Geographic Area

	Percentage change versus prior year period
Six months ended October 31, 2018	Net Sales
Geographic area[2]	Reported	New Accounting Standard	Foreign Exchange	Est. Net Chg in Distributor Inventories	Underlying[3]
United States	1%	1%	—%	—%	3%
Developed International	2%	1%	3%	(1%)	5%
United Kingdom	(5%)	—%	9%	—%	4%
Australia	1%	—%	6%	—%	7%
Germany	14%	—%	2%	—%	16%
France	2%	—%	1%	1%	4%
Canada	(10%)	2%	3%	2%	(4%)
Rest of Developed International	2%	3%	(1%)	(3%)	—%
Emerging	5%	2%	7%	(3%)	10%
Mexico	2%	3%	6%	—%	12%
Poland	4%	—%	(2%)	—%	2%
Russia	18%	—%	(5%)	(16%)	(2%)
Brazil	7%	2%	18%	10%	36%
Rest of Emerging	4%	2%	11%	(6%)	10%
Travel Retail	3%	—%	(1%)	11%	14%
Non-branded and bulk	11%	—%	(1%)	—%	10%
Total	2%	1%	2%	—%	5%
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

•
United States. Reported net sales increased 1%, while underlying net sales increased 3% after adjusting for the adoption of the revenue recognition accounting standard. Underlying net sales gains were driven by the growth of Woodford Reserve, el Jimador, JD RTDs, Gentleman Jack, Herradura, and Old Forester. These gains were partially offset by declines of JDTW, which was largely related to (a) timing of promotional activity compared to the same period last year, (b) an inventory adjustment from a change in route-to-market in one state, and (c) comparisons against strong growth in the six months ended October 31, 2017. Declines of Canadian Mist also partially offset these gains.

•
Developed International. Reported net sales increased 2%, while underlying net sales grew 5% after adjusting for (a) the adoption of the revenue recognition accounting standard, (b) the negative effect of foreign exchange reflecting the strengthening of the dollar against the British pound, Australian dollar, and euro, and (c) an estimated net increase in distributor inventories. Underlying net sales growth was led by Germany, Australia, Spain, and the United Kingdom.

◦	In the United Kingdom, underlying net sales growth was driven by higher volumes of JDTW and JDTH, partially offset by declines of JD Cider.

◦
In Australia, underlying net sales growth was driven by higher pricing and volume growth of JD RTDs, partially offset by volume declines of JDTW due to slowing consumer takeaway trends following an August 2018 price increase associated with higher excise taxes.

◦	In Germany, underlying net sales growth was driven by volumetric growth of JDTW and JD RTDs.

◦	In France, underlying net sales growth was led by higher volumes of JDTH and the launch of JDTR, partially offset by unfavorable price/mix and volume declines of JDTW.

◦	In Canada, the underlying net sales decline was driven by lower volumes of the Jack Daniel’s family of brands due to a change in distributor.

◦
Underlying net sales in the Rest of Developed International were flat as growth in Spain and Czechia were offset in the rest of developed Europe. In Spain, JDTW grew volumes along with favorable price/mix, where our new owned-distribution organization has led to an acceleration in performance over the past 12 months. In Czechia, growth was led by increased volumes of JDTW and JDTH.

•
Emerging. Reported net sales increased 5%, while underlying net sales grew 10% after adjusting for (a) the adoption of the revenue recognition accounting standard, (b) the negative effect of foreign exchange reflecting the strengthening of the dollar against the Turkish lira and Mexican peso, and (c) an estimated net increase in distributor inventories. Underlying net sales growth was led by Mexico, Brazil, Commonwealth of Independent States (CIS), and China.

◦
In Mexico, underlying net sales growth was led by volume growth and favorable price/mix of Herradura along with volume growth and higher prices of New Mix. The growth in Herradura benefited from consumer-led volumetric growth of Herradura Ultra, our “cristalino” tequila expression.

◦	In Poland, underlying net sales growth was driven by increased volumes of JDTW, mostly offset by unfavorable product and channel mix of Finlandia.

◦
In Russia, the underlying net sales decline was driven by Finlandia and Early Times, which was mostly due to the change to a new distributor in late fiscal 2018 and related buying patterns. Volume growth of JDTW partially offset the decline for these brands.

◦	In Brazil, underlying net sales growth was fueled by higher volumes and pricing of JDTW, which was partially due to timing of buying patterns compared to the same period last year.

◦	The increase in underlying net sales in the Rest of Emerging was led by CIS, China, sub-Saharan Africa, and Turkey. All of these geographic areas benefited from higher volumes of JDTW.

•
Travel Retail. Reported net sales increased 3%, while underlying net sales increased 14% after adjusting for the positive effect of foreign exchange and an estimated net decrease in distributor inventories. Underlying net sales growth was led by (a) higher volumes of JDTW and Woodford Reserve due to the timing of customer orders in the current year, strong consumer demand, and increased travel and (b) the launch of Jack Daniel’s Bottled-in-Bond and JDTR.

•
Non-branded and bulk. Reported net sales increased 11%, while underlying net sales increased 10% after adjusting for the positive effect of foreign exchange. Underlying net sales growth was driven by increased bulk whiskey and wine sales along with higher pricing of used barrels.

Brand Highlights
The following table provides supplemental information for our largest brands for the six months ended October 31, 2018, compared to the same period last year. We discuss results of the brands most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the six months ended October 31, 2018, compared to the same period last year.
Major Brands Worldwide Results

	Percentage change versus prior year period
Six months ended October 31, 2018	Volumes	Net Sales
Product category / brand family / brand[1]	9L Depletions[1]	Reported	New Accounting Standard	Foreign Exchange	Est. Net Chg in Distributor Inventories	Underlying[2]
Whiskey	5%	3%	1%	2%	—%	6%
Jack Daniel's family of brands	5%	2%	1%	2%	—%	5%
JDTW	3%	—%	1%	2%	(1%)	3%
Jack Daniel's RTD/RTP	7%	6%	—%	5%	—%	12%
JD Tennessee Honey	8%	11%	1%	2%	(6%)	8%
Gentleman Jack	10%	5%	1%	2%	2%	10%
JD Tennessee Fire	8%	7%	1%	1%	(3%)	7%
Other Jack Daniel's whiskey brands	35%	—%	1%	1%	18%	20%
Woodford Reserve	24%	24%	1%	1%	(1%)	25%
Tequila	6%	7%	3%	4%	(1%)	12%
el Jimador	6%	8%	3%	2%	(3%)	11%
Herradura	12%	11%	3%	3%	(2%)	15%
Vodka (Finlandia)	(2%)	(9%)	1%	4%	(3%)	(8%)
Wine	(1%)	(3%)	2%	—%	1%	—%
Rest of Portfolio	(8%)	(17%)	—%	7%	1%	(8%)
Non-branded and bulk	NM	11%	—%	(1%)	—%	10%
Note: Totals may differ due to rounding

1See “Definitions” above for definitions of brand aggregations and volume measures presented here.
2See “Non-GAAP Financial Measures” above for details on our use of “underlying change” in net sales, including how this measure is calculated and the reasons why we believe this information is useful to readers.

•
Whiskey brands grew reported net sales 3%, while underlying net sales grew 6% after adjusting for (a) the adoption of the revenue recognition accounting standard and (b) the negative effect of foreign exchange reflecting the strengthening of the dollar against the Turkish lira, British pound, Australian dollar, and euro. Growth was led by the Jack Daniel’s family of brands and Woodford Reserve.

◦	Jack Daniel’s family of brands underlying net sales growth was led by JDTW in markets outside of the United States along with broad-based geographic growth of JD RTDs and JDTH.

▪
JDTW grew underlying net sales in the majority of its markets including Brazil, Germany, Spain, Travel Retail, Poland, the United Kingdom, and Turkey, partially offset by volume declines in the United States, which was largely related to (a) timing of promotional activity compared to the same period last year, (b) an inventory adjustment from a change in route-to-market in one state, and (c) comparisons against strong growth in the six months ended October 31, 2017.

▪	The increase in underlying net sales growth for Jack Daniel’s RTD/RTP was driven by higher prices in Australia along with continued consumer momentum in Germany and the United States.

▪	JDTH grew underlying net sales led by volume gains in France, Brazil, the United Kingdom, and Travel Retail.

▪	Gentleman Jack grew underlying net sales with volume growth in the United States along with broad-based international growth led by the United Kingdom and Poland.

▪	Growth of underlying net sales of JDTF was driven by higher volumes in the United States.

▪
Underlying net sales growth for Other Jack Daniel’s whiskey brands was led by JDTR, which launched in select European markets and Travel Retail in fiscal 2019, the growth of Jack Daniel’s Single Barrel in the United States and Germany, and the launch of Jack Daniel’s Bottled-in-Bond in Travel Retail.

◦
Woodford Reserve led the growth of our premium bourbons. Underlying net sales growth was driven by the United States, where strong consumer takeaway trends led to volumetric gains. Higher volumes in Travel Retail also contributed to the brand’s growth.

•
Tequila brands grew reported net sales 7%, while underlying net sales grew 12% after adjusting for (a) the adoption of the revenue recognition accounting standard, (b) the negative effect of foreign exchange reflecting the strengthening of the dollar against the Mexican peso, and (c) an estimated net increase in distributor inventories.

◦	el Jimador grew underlying net sales driven by higher volumes and prices in the United States and Mexico, as takeaway trends remain strong in Mexico.

◦
Herradura grew underlying net sales driven by volumetric growth and favorable mix in Mexico and higher volumes and prices in the United States. Consumer-led volumetric growth of Herradura Ultra drove the growth in Mexico.

•
Reported net sales for Finlandia declined 9%, while underlying net sales decreased 8% after adjusting for (a) the adoption of the revenue recognition accounting standard, (b) the negative effect of foreign exchange reflecting the strengthening of the dollar against the Russian ruble and Turkish lira, and (c) an estimated net increase in distributor inventories. Unfavorable product and channel mix in Poland and lower volumes in Russia and the United States drove the decrease in underlying net sales.

•
Wine brands reported net sales declined 3%, while underlying net sales were flat after adjusting for the adoption of the revenue recognition accounting standard and an estimated net decrease in distributor inventories. Volume declines of Korbel Champagne were offset by growth of Sonoma-Cutrer in the United States.

•
Rest of portfolio reported net sales declined 17%, while underlying net sales decreased 8% after adjusting for the negative effect of foreign exchange and an estimated net decrease in distributor inventories. The decline was due to discontinued agency brands in Turkey.

•
Non-branded and bulk. Reported net sales increased 11%, while underlying net sales increased 10% after adjusting for the positive effect of foreign exchange. Underlying net sales growth was driven by increased bulk whiskey and wine sales along with higher pricing of used barrels.

Year-over-Year Period Comparisons
Net Sales

Percentage change versus the prior year period ended October 31	3 Months	6 Months
Change in reported net sales	—%	2%
New accounting standard	1%	1%
Foreign exchange	2%	2%
Estimated net change in distributor inventories	—%	—%
Change in underlying net sales	3%	5%

Change in underlying net sales attributed to:
Volume	2%	3%
Net price/mix	1%	2%
Note: Totals may differ due to rounding
For the three months ended October 31, 2018, net sales were $910 million, a decrease of $4 million, or flat, compared to the same period last year. After adjusting reported results for (a) the adoption of the revenue recognition accounting standard and (b) the negative effect of foreign exchange reflecting the strengthening of the dollar against the Turkish lira, British pound, and Australian dollar, underlying net sales grew 3%. The change in underlying net sales was driven by 2% volume growth and 1% of net price/mix. Volume growth was led by our tequila brands, Woodford Reserve, and JD RTDs. Net price/mix was driven by (a) favorable portfolio mix of fast growing higher-priced brands, most notably the Jack Daniel’s family of brands and Woodford Reserve, and (b) higher average pricing on tequilas and JD RTDs, partially offset by lower average pricing to certain customers on JDTW related to tariffs in certain European markets. We estimate that the second quarter tariff-related inventory reductions and lower pricing to certain customers related to tariffs reduced our underlying net sales growth by approximately two percentage points for the three months ended October 31, 2018.
The primary factors contributing to the growth in underlying net sales for the three months ended October 31, 2018 were:

•	growth of several American whiskey brands in the United States led by Woodford Reserve, JDTW, Gentleman Jack, and Old Forester;

•	higher volume of JD RTDs led by Australia, Germany, and the United States;

•	growth of our tequila brands, led by (a) volumetric growth and favorable price/mix of Herradura and el Jimador in Mexico and the United States and (b) higher volumes and prices of New Mix in Mexico;

•	volumetric growth of JDTW in several international markets, most notably, Brazil, Russia, Spain, and sub-Saharan Africa;

•	broad-based international growth of JDTH led by France, Brazil, Russia, and Travel Retail;

•	increased bulk whiskey and wine contract sales;

•	expansion of JDTR to France and Travel Retail;

•	higher volume and favorable price/mix of Sonoma-Cutrer in the United States; and

•	the launch of Jack Daniel’s Bottled-in-Bond in Travel Retail.
These gains in underlying net sales were partially offset by:

•
volume declines of JDTW in the United Kingdom, Germany, and France, as many European markets were down due to second quarter tariff-related inventory reductions, and volume declines in Australia following an August 2018 price increase associated with higher excise taxes;

•	declines of JDTR in the United States as the brand cycled its September 2017 launch;

•	declines of Finlandia in Poland and Russia, the former of which is partially due to unfavorable product and channel mix;

•	declines in our contract bottling operations;

•	declines of Canadian Mist in the United States; and

•	declines of JD Cider in the United Kingdom.
For the six months ended October 31, 2018, net sales were $1.7 billion, an increase of $39 million, or 2%, compared to the same period last year. Underlying net sales grew 5% after adjusting reported results for (a) the adoption of the revenue recognition accounting standard and (b) the negative effect of foreign exchange reflecting the strengthening of the dollar against the Turkish lira, British pound, Australian dollar, and Mexican peso. The change in underlying net sales was driven by 3% volume growth and 2% of net price/mix. Volume growth was led by the Jack Daniel's family of brands, tequilas, and premium bourbons, partially offset by declines in Canadian Mist. Net price/mix was driven by (a) favorable portfolio mix of fast growing higher-priced brands, most notably, the Jack Daniel’s family of brands and Woodford Reserve, and (b) higher average pricing on tequilas and JD RTDs. We estimate that lower pricing to certain customers related to tariffs reduced our underlying net sales growth by approximately one percentage point for the six months ended October 31, 2018. See “Results of Operations - Fiscal 2019 Year-to-Date Highlights” above for further details on the factors contributing to the growth in underlying net sales for the six months ended October 31, 2018.
Cost of Sales

Percentage change versus the prior year period ended October 31	3 Months	6 Months
Change in reported cost of sales	5%	6%
New accounting standard	—%	—%
Foreign exchange	2%	2%
Estimated net change in distributor inventories	—%	—%
Change in underlying cost of sales	7%	7%

Change in underlying cost of sales attributed to:
Volume	2%	3%
Cost/mix	5%	4%
Note: Totals may differ due to rounding
Cost of sales for the three months ended October 31, 2018 increased $16 million, or 5%, to $320 million when compared to the same period last year. Underlying cost of sales increased 7% after adjusting reported costs for the positive effect of foreign exchange.
Cost of sales for the six months ended October 31, 2018 increased $29 million, or 6%, to $563 million when compared to the same period last year. Underlying cost of sales increased 7% after adjusting reported costs for the positive effect of foreign exchange. The increase in underlying cost of sales for the three and six months ended October 31, 2018 was driven by higher volumes, higher input costs including wood and agave, a shift in product mix to higher-cost brands, and incremental costs associated with tariffs. Looking ahead to the remainder of fiscal 2019, we expect (a) input costs to increase in the mid-single digits largely due to higher cost of wood and agave, and (b) incremental costs associated with tariffs to increase significantly relative to the six months ended October 31, 2018.
Gross Profit

Percentage change versus the prior year period ended October 31	3 Months	6 Months
Change in reported gross profit	(3%)	1%
New accounting standard	1%	2%
Foreign exchange	2%	2%
Estimated net change in distributor inventories	—%	—%
Change in underlying gross profit	1%	5%
Note: Totals may differ due to rounding
Gross Margin

For the period ended October 31	3 months	6 Months
Prior year gross margin	66.8%	67.4%
Price/mix	(0.1%)	0.1%
Cost	(1.4%)	(0.7%)
New accounting standard	(0.3%)	(0.4%)
Foreign exchange	(0.2%)	—%
Change in gross margin	(2.0%)	(1.0%)
Current year gross margin	64.8%	66.4%
Note: Totals may differ due to rounding

Gross profit of $590 million decreased $20 million, or 3%, for the three months ended October 31, 2018 compared to the same period last year. Underlying gross profit grew 1% after adjusting reported results for the adoption of the revenue recognition accounting standard and the negative effect of foreign exchange. The increase in underlying gross profit resulted from the same factors that contributed to the increase in underlying net sales and the increase in underlying cost of sales.
For the three months ended October 31, 2018, gross margin decreased approximately 2.0 percentage points to 64.8% from 66.8% in the same period last year driven by (a) an increase in input costs, (b) incremental costs associated with tariffs, (c) the adoption of the revenue recognition accounting standard, and (d) the negative effect of foreign exchange.
Gross profit of $1.1 billion increased $10 million, or 1%, for the six months ended October 31, 2018 compared to the same period last year. Underlying gross profit grew 5% after adjusting reported results for the adoption of the revenue recognition accounting standard and the negative effect of foreign exchange. The increase in underlying gross profit resulted from the same factors that contributed to the increase in underlying net sales and the increase in underlying cost of sales.
For the six months ended October 31, 2018, gross margin decreased approximately 1.0 percentage point to 66.4% from 67.4% in the same period last year driven by (a) an increase in input costs, (b) the adoption of the revenue recognition accounting standard, and (c) incremental costs associated with tariffs.
Operating Expenses

Percentage change versus the prior year period ended October 31
3 Months	Reported	New Accounting Standard	Foreign Exchange	Underlying
Advertising	(7%)	4%	3%	—%
SG&A	(1%)	1%	2%	1%
Total operating expenses[1]	(1%)	2%	1%	2%

6 Months
Advertising	2%	4%	1%	7%
SG&A	2%	—%	1%	3%
Total operating expenses[1]	2%	2%	2%	5%
Note: Totals may differ due to rounding
[1]Operating expenses include advertising expense, SG&A expense, and other expense (income), net.
Operating expenses totaled $258 million, down $3 million, or 1%, for the three months ended October 31, 2018 compared to the same period last year. Underlying operating expenses grew 2% after adjusting for reclassifications related to the adoption of the revenue recognition accounting standard and the positive effect of foreign exchange.

•
Reported advertising expenses declined 7% for the three months ended October 31, 2018, while underlying advertising expenses were flat after adjusting for reclassifications related to the adoption of the revenue recognition accounting standard and the positive effect of foreign exchange. Underlying advertising expenses were driven by continued investment in our American whiskey portfolio, including JDTW and Woodford Reserve, as well as investment in Korbel Champagne. These increases were offset by timing of spending on our tequila brands and JD RTDs.

•
Reported SG&A expenses declined 1% for the three months ended October 31, 2018, while underlying SG&A grew 1% after adjusting for reclassifications related to the adoption of the revenue recognition accounting standard and the positive effect of foreign exchange. The increase in underlying SG&A was driven by higher personnel costs, partially offset by lower incentive compensation-related expenses.

Operating expenses totaled $517 million, up $9 million, or 2%, for the six months ended October 31, 2018 compared to the same period last year. Underlying operating expenses grew 5% after adjusting for reclassifications related to the adoption of the revenue recognition accounting standard and the positive effect of foreign exchange.

•
Reported advertising expenses grew 2% for the six months ended October 31, 2018, while underlying advertising expenses grew 7% after adjusting for reclassifications related to the adoption of the revenue recognition accounting standard and the positive effect of foreign exchange. Underlying advertising expense increased as we invested in our American whiskey brands, including the first year of our Woodford Reserve Kentucky Derby sponsorship, investment in the Jack Daniel’s family of brands, and the new Old Forester homeplace and distillery.

•
Reported SG&A expenses increased 2% for the six months ended October 31, 2018, while underlying SG&A expenses grew 3% after adjusting for the positive effect of foreign exchange. The increase in underlying SG&A expenses was driven by higher personnel costs, partially offset by lower incentive compensation-related expenses.

Operating Income

Percentage change versus the prior year period ended October 31	3 Months	6 Months
Change in reported operating income	(5%)	—%
New accounting standard	1%	1%
Foreign exchange	3%	3%
Estimated net change in distributor inventories	1%	—%
Change in underlying operating income	—%	4%
Note: Totals may differ due to rounding
Operating income of $332 million decreased $17 million, or 5%, for the three months ended October 31, 2018 compared to the same period last year. Underlying operating income was flat after adjusting for (a) the adoption of the revenue recognition accounting standard, (b) the negative effect of foreign exchange, and (c) an estimated net decrease in distributor inventories. The same factors that contributed to the growth in underlying gross profit also contributed to the growth in underlying operating income, while an increase in total underlying operating expenses partially offset these gains. We estimate that (a) second quarter tariff-related inventory reductions and (b) incremental costs associated with tariffs lowered our underlying operating income growth by approximately six percentage points for the three months ended October 31, 2018.
For the three months ended October 31, 2018, operating margin decreased 1.7 percentage points to 36.5%, from 38.2% in the same period last year. The decrease in our operating margin was driven by the decrease in underlying gross margin, partially due to the incremental costs associated with tariffs, and the negative effect of foreign exchange.
Operating income of $596 million increased $1 million, or flat, for the six months ended October 31, 2018 compared to the same period last year. Underlying operating income grew 4% after adjusting for the adoption of the revenue recognition accounting standard and the negative effect of foreign exchange. The same factors that contributed to the growth in underlying gross profit also contributed to the growth in underlying operating income, while an increase in total underlying operating expenses partially offset these gains. We estimate that the incremental costs associated with tariffs lowered our underlying operating income growth by approximately two percentage points.
Operating margin decreased 0.7 percentage points to 35.6% for the six months ended October 31, 2018 from 36.3% in the same period last year. The decrease in our operating margin was due mainly to the decrease in underlying gross margin, largely reflecting the incremental costs associated with tariffs, partially offset by slower growth of SG&A expenses.
The effective tax rate in the three months ended October 31, 2018 was 19.5% compared to 27.9% for the same period last year. The decrease in our effective tax rate was primarily driven by the net impact of the Tax Act (including the current quarter increase to the provisional repatriation U.S. tax charge recorded in fiscal 2018).
The effective tax rate in the six months ended October 31, 2018 was 18.6% compared to 25.5% for the same period last year. The decrease in our effective tax rate was primarily driven by the net impact of the Tax Act (including the current year reduction to the provisional repatriation U.S. tax charge recorded in fiscal 2018), partially offset by the absence of the amortization of the deferred tax benefit that was reclassified to retained earnings as a result of the adoption of ASU 2016-16. See Note 1 to the accompanying financial statements for additional information.
Diluted earnings per share of $0.52 in the three months ended October 31, 2018 increased 4% from the $0.49 reported for the same period last year. Diluted earnings per share of $0.93 in the six months ended October 31, 2018 increased 8% from the $0.86 reported for the same period last year. The increase in diluted earnings per share for the three and six months ended October 31, 2018 resulted from the benefit of a lower effective tax rate from the Tax Act, partially offset by higher interest expense, which resulted from a new bond issuance in March 2018.

Liquidity and Financial Condition
Cash flows. Cash and cash equivalents decreased $46 million during the six months ended October 31, 2018, compared to an increase of $30 million during the same period last year. Cash provided by operations was $272 million during the six months ended October 31, 2018, compared to $218 million for the same period last year. The $54 million increase primarily reflects a $47 million reduction in U.S. federal income tax payments, due largely to the effect of the Tax Act. The increase also reflects a $30 million reduction in discretionary contributions to our qualified pension plans (which became fully funded as a result of a contribution made during the fourth quarter of last fiscal year), partially offset by a higher seasonal increase in working capital.
Cash used for investing activities was $57 million during the six months ended October 31, 2018, compared to $69 million for the same period last year. The $12 million decline was largely attributable to the timing of capital projects.
Cash used for financing activities was $243 million during the six months ended October 31, 2018, compared to $127 million for the same period last year. The $116 million increase largely reflects a $127 million increase in share repurchases and a $12 million increase in dividend payments, partially offset by a $21 million increase in net proceeds from short-term borrowings.
The impact on cash and cash equivalents as a result of exchange rate changes was a decrease of $18 million for the six months ended October 31, 2018, compared to an increase of $8 million for the same period last year.
Liquidity. We continue to manage liquidity conservatively to meet current obligations, fund capital expenditures, sustain and grow our regular dividends, and return cash to our shareholders from time to time through share repurchases and special dividends while reserving adequate debt capacity for acquisition opportunities.
In addition to our cash and cash equivalent balances, we have access to several liquidity sources to supplement our cash flow from operations. One of those sources is our $800 million commercial paper program that we regularly use to fund our short-term credit needs. During the three months ended October 31, 2018, our commercial paper borrowings averaged $479 million, with an average maturity of 31 days and an average interest rate of 2.20%. During the six months ended October 31, 2018, our commercial paper borrowings averaged $471 million, with an average maturity of 31 days and an average interest rate of 2.14%. Commercial paper outstanding was $215 million at April 30, 2018, and $257 million at October 31, 2018.
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
As of October 31, 2018, approximately $160 million of our cash and cash equivalents were held by our foreign subsidiaries whose earnings we had expected to reinvest indefinitely outside of the United States. As discussed in Note 3 to the accompanying financial statements, we intend to repatriate approximately $120 million of that cash to the United States from one of those foreign subsidiaries during the fiscal quarter ending January 31, 2019. No incremental taxes will be due on this distribution of cash beyond the repatriation tax recorded in fiscal 2018. We continue to evaluate our future cash deployment and may decide to repatriate additional cash held by those foreign subsidiaries. However, future repatriations may require us to provide for and pay additional taxes.
As announced on November 15, 2018, our Board of Directors increased the quarterly cash dividend on our Class A and Class B common stock from $0.158 per share to $0.166 per share. Stockholders of record on December 6, 2018 will receive the quarterly cash dividend on January 2, 2019.

Share repurchases. As announced on July 13, 2018, our Board of Directors authorized the repurchase of up to $200 million of our outstanding shares of Class A and Class B common stock from July 13, 2018, through July 12, 2019, subject to market and other conditions. As of October 31, 2018, we had repurchased a total of 2,580,635 shares under this program for approximately $122 million. We completed this program with $78 million of additional repurchases during November 2018.
The results of this share repurchase program are summarized in the following table.

	Shares Purchased		Average Price Per Share, Including Brokerage Commissions		Total Cost of Shares
Period	Class A	Class B	Class A	Class B	(Millions)
May 1, 2018 – July 31, 2018	—	—	$—	$—	$—
August 1, 2018 – October 31, 2018	28,460	2,552,175	$47.40	$47.17	$122
November 1, 2018 - November 30, 2018	14,953	1,634,428	$47.65	$47.50	$78
	43,413	4,186,603	$47.49	$47.30	$200

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
We operate in a litigious environment and we are sued in the normal course of business. We do not anticipate that any pending legal proceedings will have, individually or in the aggregate, a material adverse effect on our financial position, results of operations, or liquidity.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about shares of our common stock that we acquired during the quarter ended October 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
August 1, 2018 – August 31, 2018	—	$—	—	$200,000,000
September 1, 2018 – September 30, 2018	18,107	$48.52	18,107	$199,100,000
October 1, 2018 – October 31, 2018	2,563,948	$47.16	2,562,528	$78,300,000
Total	2,582,055	$47.17	2,580,635
As announced on July 13, 2018, our Board of Directors has authorized the repurchase of up to $200 million of our outstanding shares of Class A and Class B common stock from July 13, 2018, through July 12, 2019, subject to market and other conditions. Of the 2,582,055 total shares presented in the above table, 2,580,635 were acquired as part of this repurchase program. The remaining 1,420 shares presented in the above table were acquired from an employee to satisfy income tax withholding triggered by the vesting of restricted shares.

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
101
The following materials from Brown-Forman Corporation's Quarterly Report on Form 10-Q for the quarter ended October 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (a) Condensed Consolidated Statements of Operations, (b) Condensed Consolidated Statements of Comprehensive Income, (c) Condensed Consolidated Balance Sheets, (d) Condensed Consolidated Statements of Cash Flows, and (e) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN-FORMAN CORPORATION
(Registrant)

Date:	December 6, 2018	By:	/s/ Jane C. Morreau
Jane C. Morreau
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)