Form 10-Q
period 2019-01-31
BROWN FORMAN CORP
filed 2019-03-06
CIK 14693

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  February 28, 2019

Class A Common Stock ($.15 par value, voting)	169,000,615
Class B Common Stock ($.15 par value, nonvoting)	308,047,484

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2018	2019	2018	2019
Sales	$1,156	$1,181	$3,251	$3,329
Excise taxes	278	277	736	749
Net sales	878	904	2,515	2,580
Cost of sales	291	333	825	896
Gross profit	587	571	1,690	1,684
Advertising expenses	112	103	308	303
Selling, general, and administrative expenses	173	149	496	478
Other expense (income), net	(4)	(1)	(15)	(13)
Operating income	306	320	901	916
Non-operating postretirement expense	2	15	7	19
Interest income	(2)	(2)	(4)	(6)
Interest expense	17	23	49	67
Income before income taxes	289	284	849	836
Income taxes	99	57	242	160
Net income	$190	$227	$607	$676
Earnings per share:
Basic	$0.39	$0.47	$1.26	$1.41
Diluted	$0.39	$0.47	$1.25	$1.40
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2018	2019	2018	2019
Net income	$190	$227	$607	$676
Other comprehensive income (loss), net of tax:
Currency translation adjustments	38	18	47	(21)
Cash flow hedge adjustments	(32)	(8)	(48)	37
Postretirement benefits adjustments	3	(5)	9	2
Net other comprehensive income (loss)	9	5	8	18
Comprehensive income	$199	$232	$615	$694
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions)

	April 30, 2018	January 31, 2019
Assets
Cash and cash equivalents	$239	$260
Accounts receivable, less allowance for doubtful accounts of $7 at April 30 and January 31	639	737
Inventories:
Barreled whiskey	947	967
Finished goods	225	263
Work in process	117	158
Raw materials and supplies	90	83
Total inventories	1,379	1,471
Other current assets	298	287
Total current assets	2,555	2,755
Property, plant and equipment, net	780	801
Goodwill	763	754
Other intangible assets	670	651
Deferred tax assets	16	20
Other assets	192	182
Total assets	$4,976	$5,163
Liabilities
Accounts payable and accrued expenses	$581	$587
Dividends payable	—	79
Accrued income taxes	25	22
Short-term borrowings	215	207
Total current liabilities	821	895
Long-term debt	2,341	2,301
Deferred tax liabilities	85	119
Accrued pension and other postretirement benefits	191	198
Other liabilities	222	157
Total liabilities	3,660	3,670
Commitments and contingencies
Stockholders’ Equity
Common stock:
Class A, voting, $0.15 par value (170,000,000 shares authorized; 170,000,000 shares issued)	25	25
Class B, nonvoting, $0.15 par value (400,000,000 shares authorized; 314,532,000 shares issued)	47	47
Additional paid-in capital	4	3
Retained earnings	1,730	2,085
Accumulated other comprehensive income (loss), net of tax	(378)	(360)
Treasury stock, at cost (3,531,000 and 7,519,000 shares at April 30 and January 31, respectively)	(112)	(307)
Total stockholders’ equity	1,316	1,493
Total liabilities and stockholders’ equity	$4,976	$5,163
 See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Nine Months Ended
	January 31,
	2018	2019
Cash flows from operating activities:
Net income	$607	$676
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	48	52
Stock-based compensation expense	14	12
Deferred income tax provision (benefit)	(32)	13
U.S Tax Act repatriation tax provision (benefit)	91	(4)
Other, net	(12)	7
Changes in:
Accounts receivable	(148)	(102)
Inventories	(55)	(109)
Other current assets	41	19
Accounts payable and accrued expenses	48	(1)
Accrued income taxes	1	(3)
Other operating assets and liabilities	(21)	17
Cash provided by operating activities	582	577
Cash flows from investing activities:
Additions to property, plant, and equipment	(100)	(84)
Payments for corporate-owned life insurance	(20)	(2)
Proceeds from corporate-owned life insurance	—	2
Computer software expenditures	(1)	(2)
Cash used for investing activities	(121)	(86)
Cash flows from financing activities:
Net change in short-term borrowings	111	(13)
Repayment of long-term debt	(250)	—
Net payments related to exercise of stock-based awards	(24)	(8)
Acquisition of treasury stock	(1)	(206)
Dividends paid	(216)	(231)
Cash used for financing activities	(380)	(458)
Effect of exchange rate changes on cash and cash equivalents	24	(12)
Net increase in cash and cash equivalents	105	21
Cash and cash equivalents, beginning of period	182	239
Cash and cash equivalents, end of period	$287	$260
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In these notes, “we,” “us,” “our,” “Brown-Forman,” and the “Company” refer to Brown-Forman Corporation and its consolidated subsidiaries, collectively.

1.    Condensed Consolidated Financial Statements
We prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim financial information. In accordance with those rules and regulations, we condensed or omitted certain information and disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). In our opinion, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments (unless otherwise indicated), necessary for a fair statement of our financial results for the periods presented in these financial statements. The results for interim periods are not necessarily indicative of future or annual results.

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

•
ASU 2016-15: Classification of Certain Cash Receipts and Cash Payments. This new guidance addresses eight specific issues related to the classification of certain cash receipts and cash payments on the statement of cash flows. The impact of adopting the new guidance was limited to a change in our classification of cash payments for premiums on corporate-owned life insurance policies, which we previously reflected in operating activities. Under the new guidance, we classify those payments as investing activities. We retrospectively adjusted prior period cash flow statements to conform to the new classification. As a result, we reclassified payments of $20 million from operating activities to investing activities for the nine months ended January 31, 2018.

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

•
ASU 2017-07: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This new guidance addresses the presentation of the net periodic cost (NPC) associated with pension and other postretirement benefit plans. The guidance requires the service cost component of the NPC to be reported in the income statement in the same line item(s) as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of the NPC are to be presented separately from the service cost and outside of income from operations. In addition, the guidance allows only the service cost component of NPC to be eligible for capitalization when applicable. We applied the guidance retrospectively for the presentation in the income statement and prospectively for the capitalization of service cost. The retrospective application increased previously-reported operating income by $2 million and $7 million for the three and nine months ended January 31, 2018, respectively. As the retrospective application merely reclassified amounts from operating income to non-operating expense, there was no effect on previously-reported net income or earnings per share.

New accounting standards to be adopted. We will adopt the following ASUs as of May 1, 2019:

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

We continue to make progress in implementing the new standard. We continue to evaluate and collect data about our lease arrangements, are in the process of implementing a new lease accounting system, and are identifying and making other changes to our processes and controls to meet the requirements of the new standard. Although we are unable to quantify the impact of adoption at this time, the amount of lease liabilities and right-of-use assets to be recognized on our balance sheet could be material. We do not currently expect adoption to have a material impact on our results of operations, stockholders’ equity, or cash flows.
We will adopt ASC 842 as of May 1, 2019, using a modified retrospective transition approach for leases existing at that date. For the transition, we expect to elect to use the package of practical expedients to not reassess (a) whether existing contracts are or contain leases, (b) the classification of existing leases, and (c) initial direct costs for existing leases.

•
ASU 2018-02: Reclassification of Certain Effects from Accumulated Other Comprehensive Income. This new guidance would allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act enacted by the U.S. government in December 2017. We currently expect to elect to make the reclassification, which we estimate will increase retained earnings and decrease accumulated other comprehensive income as of May 1, 2019, by approximately $40 million.

There are no other new accounting standards to be adopted that we currently believe might have a significant impact on our consolidated financial statements.

Reclassifications. We have reclassified some previously reported expense amounts related to certain marketing research and promotional agency costs to conform to the current year classification. These immaterial reclassifications between advertising expenses and selling, general, and administrative expenses had no impact on operating income or net income.

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
Each contract typically includes a single performance obligation to transfer control of the products to the customer. Depending on the contract, control is transferred when the products are either shipped or delivered to the customer, at which point we recognize the transaction price for those products as net sales. The transaction price recognized at that point reflects our estimate of the consideration to be received in exchange for the products. The actual amount may ultimately differ due to the effect of various customer incentives and trade promotion activities. In making our estimates, we consider our historical experience and current expectations, as applicable. Adjustments recognized during the three and nine months ended January 31, 2019, for changes in estimated transaction prices of products sold in prior periods were not material.
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

Impact of adoption. We adopted ASC 606 using the modified retrospective method. As a result, we recorded an adjustment that decreased retained earnings as of May 1, 2018, by $25 million (net of tax). The adjustment reflects the cumulative effect on that date of applying our updated revenue recognition policy, under which we recognize the cost of certain customer incentives earlier than we did before adopting ASC 606. Although we do not expect this change in timing to have a significant impact on a full-year basis, there is some change in the timing of recognition across periods. Additionally, some payments to customers that we classified as expenses before adopting the new standard are classified as reductions of net sales under our new policy.
The following table shows how the adoption of ASC 606 impacted our consolidated statement of operations for the three months ended January 31, 2019:

	Three Months Ended January 31, 2019
	Under Prior	As Reported Under	Effect of
(Dollars in millions, except per share amounts)	Guidance	ASC 606	Adoption
Sales	$1,178	$1,181	$3
Excise taxes	277	277	—
Net sales	901	904	3
Cost of sales	333	333	—
Gross profit	568	571	3
Advertising expenses	105	103	(2)
Selling, general, and administrative expenses	149	149	—
Other expense (income), net	(1)	(1)	—
Operating income	315	320	5
Non-operating postretirement expense	15	15	—
Interest income	(2)	(2)	—
Interest expense	23	23	—
Income before income taxes	279	284	5
Income taxes	56	57	1
Net income	$223	$227	$4
Earnings per share:
Basic	$0.46	$0.47	$0.01
Diluted	$0.46	$0.47	$0.01

The following table shows how the adoption of ASC 606 impacted our consolidated statement of operations for the nine months ended January 31, 2019:

	Nine Months Ended January 31, 2019
	Under Prior	As Reported Under	Effect of
(Dollars in millions, except per share amounts)	Guidance	ASC 606	Adoption
Sales	$3,344	$3,329	$(15)
Excise taxes	749	749	—
Net sales	2,595	2,580	(15)
Cost of sales	896	896	—
Gross profit	1,699	1,684	(15)
Advertising expenses	313	303	(10)
Selling, general, and administrative expenses	480	478	(2)
Other expense (income), net	(13)	(13)	—
Operating income	919	916	(3)
Non-operating postretirement expense	19	19	—
Interest income	(6)	(6)	—
Interest expense	67	67	—
Income before income taxes	839	836	(3)
Income taxes	161	160	(1)
Net income	$678	$676	$(2)
Earnings per share:
Basic	$1.41	$1.41	$—
Diluted	$1.40	$1.40	$—
The following table shows how the adoption of ASC 606 impacted our consolidated balance sheet as of January 31, 2019:

	As of January 31, 2019
	Under Prior	As Reported Under	Effect of
(Dollars in millions)	Guidance	ASC 606	Adoption
Assets
Other current assets	$288	$287	$(1)
Deferred tax assets	19	20	1
Total assets	5,163	5,163	—

Liabilities
Accounts payable and accrued expenses	$553	$587	$34
Deferred tax liabilities	126	119	(7)
Total liabilities	3,643	3,670	27

Stockholders’ Equity
Retained earnings	$2,112	$2,085	$(27)
Total stockholders’ equity	1,520	1,493	(27)

Disaggregated revenues.
The following table shows our net sales by geography:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions)	2018	2019	2018	2019
United States	$387	$413	$1,180	$1,217
Developed International[1]	275	269	716	718
Emerging[2]	163	165	445	460
Travel Retail[3]	34	33	108	109
Non-branded and bulk[4]	19	24	66	76
Total	$878	$904	$2,515	$2,580

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
4Includes net sales of used barrels, bulk whiskey and wine, and contract bottling regardless of customer location.

The following table shows our net sales by product category:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions)	2018	2019	2018	2019
Whiskey[1]	$688	$709	$1,958	$2,017
Tequila[2]	63	68	185	200
Vodka[3]	39	36	105	96
Wine[4]	50	51	155	153
Rest of portfolio	19	16	46	38
Non-branded and bulk[5]	19	24	66	76
Total	$878	$904	$2,515	$2,580

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

3.    Income Taxes
Our consolidated interim effective tax rate is based on our expected annual operating income, statutory tax rates, and income tax laws in the various jurisdictions where we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the fiscal quarter in which the related event or a change in judgment occurs. The effective tax rate of 19.2% for the nine months ended January 31, 2019, is lower than the expected tax rate of 21.9% on ordinary income for the full fiscal year, primarily due to (a) the impact of discrete items, including true-ups to prior year tax returns, (b) the impact of the current year net adjustment to the provisional repatriation U.S. tax charge that was made during fiscal 2018 (discussed below), and (c) excess tax benefits related to stock-based compensation. Our expected tax rate includes current fiscal year additions for existing tax contingency items. We expect our full year effective tax rate to be between 19.0% and 20.0% based on the tax rate of 21.9% on ordinary income for the full fiscal year adjusted for known discrete items.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The Tax Act significantly revised the future, ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system. As we have an April 30 fiscal year-end, the lower corporate income tax rate was phased in, resulting in a U.S. statutory federal rate of 30.4% for our fiscal year ended April 30, 2018, and 21% for our current and subsequent fiscal years. For the nine months ended January 31, 2019, the reduction of the U.S. statutory federal rate from 35% (the pre-Tax Act rate) to 21% resulted in a tax benefit of approximately $90 million.

There were also certain transitional impacts of the Tax Act. As part of the transition to the new territorial tax system, the Tax Act imposed a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries. In addition, we adjusted our U.S. deferred tax assets and liabilities to the lower federal base rate of 21%. These transitional impacts resulted in a provisional net charge of $43 million for the year ended April 30, 2018, comprising of a provisional repatriation U.S. tax charge of $91 million and a provisional net deferred tax benefit of $48 million. In the nine months ended January 31, 2019, we recorded a benefit of $4 million as an adjustment to the provisional repatriation tax.

The Tax Act also established new tax laws that impact our financial statements beginning in the current fiscal year. These new laws include, but are not limited to (a) Global Intangible Low-Tax Income (GILTI), a new inclusion rule affecting non-routine income earned by foreign subsidiaries; (b) Base Erosion Anti-abuse Tax (BEAT), a new minimum tax; (c) Foreign-Derived Intangible Income (FDII), a new preferential tax rate for domestic income earned from serving foreign markets; (d) repeal of the domestic production activity deduction; and (e) limitations on the deductibility of certain executive compensation. For the nine months ended January 31, 2019, the net impact of these provisions was approximately $8 million of additional tax.

As noted, certain income earned by foreign subsidiaries must be included in U.S. taxable income under the GILTI provisions. The FASB allows an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years (deferred method) or recognize such taxes as a current period expense when incurred (period cost method). We have elected to account for GILTI using the period cost method.
Historically, we have asserted that the undistributed earnings of our foreign subsidiaries are reinvested indefinitely outside the United States. Therefore, no income taxes have been provided for any outside basis differences inherent in these subsidiaries other than those subject to the one-time repatriation tax. As of October 31, 2018, we changed our indefinite reinvestment assertion with respect to current year earnings and prior year undistributed earnings for one of those foreign subsidiaries (but not for its other outside basis differences) and repatriated approximately $120 million of cash to the United States from this subsidiary during the fiscal quarter ended January 31, 2019. No incremental taxes are due on this distribution of cash beyond the repatriation tax recorded in fiscal year 2018. As of January 31, 2019, we changed our indefinite reinvestment assertion with respect to current year earnings and prior year undistributed earnings for additional select foreign subsidiaries (but not outside basis differences). Although these earnings are no longer indefinitely reinvested and may now be distributed within our foreign entity structure, they remain indefinitely reinvested outside the United States. No deferred taxes have been recorded as no withholding taxes would be due on their distribution. Also, any income tax related to foreign exchange fluctuations that would be due on the distribution of these earnings would be subject to the GILTI provisions and be recorded as incurred. We have not changed the indefinite reinvestment assertion on the undistributed earnings or other outside basis differences of any of our other remaining foreign subsidiaries and no deferred taxes have been provided.
The changes included in the Tax Act are broad and complex. The SEC issued rules that allowed for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. As of January 31, 2019, the amounts recorded for the Tax Act for the one-time repatriation tax and the adjustment to our U.S. deferred tax assets and liabilities have been finalized and are no longer deemed to be provisional.

4.    Earnings Per Share
We calculate basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share further includes the dilutive effect of stock-based compensation awards. We calculate that dilutive effect using the “treasury stock method” (as defined by GAAP).

The following table presents information concerning basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions, except per share amounts)	2018	2019	2018	2019
Net income available to common stockholders	$190	$227	$607	$676

Share data (in thousands):
Basic average common shares outstanding	480,361	477,301	480,193	479,522
Dilutive effect of stock-based awards	3,883	2,798	3,318	3,143
Diluted average common shares outstanding	484,244	480,099	483,511	482,665

Basic earnings per share	$0.39	$0.47	$1.26	$1.41
Diluted earnings per share	$0.39	$0.47	$1.25	$1.40

We excluded common stock-based awards for approximately 0 shares and 548,000 shares from the calculation of diluted earnings per share for the three months ended January 31, 2018 and 2019, respectively. We excluded common stock-based awards for approximately 1,073,000 shares and 414,000 shares from the calculation of diluted earnings per share for the nine months ended January 31, 2018 and 2019, respectively. We excluded those awards because they were not dilutive for those periods under the treasury stock method.

5.    Inventories
Inventories are valued at the lower of cost or market. Some of our consolidated inventories are valued using the last-in, first-out (LIFO) method, which we use for the majority of our U.S. inventories. If the LIFO method had not been used, inventories at current cost would have been $290 million higher than reported as of April 30, 2018, and $302 million higher than reported as of January 31, 2019. Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

6.    Goodwill and Other Intangible Assets
The following table shows the changes in goodwill (which includes no accumulated impairment losses) and other intangible assets during the nine months ended January 31, 2019:

(Dollars in millions)	Goodwill	Other Intangible Assets
Balance at April 30, 2018	$763	$670
Foreign currency translation adjustment	(9)	(19)
Balance at January 31, 2019	$754	$651

Our other intangible assets consist of trademarks and brand names, all with indefinite useful lives.

7.    Commitments and Contingencies
We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe it is reasonably possible that these existing loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies were recorded as of January 31, 2019.

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

As of January 31, 2019, our actual exposure under the guaranty of the importer’s obligation was approximately $6 million. We also have accounts receivable from that importer of approximately $8 million at January 31, 2019, which we expect to collect in full.

Based on the financial support we provide to the importer, we believe it meets the definition of a variable interest entity. However, because we do not control this entity, it is not included in our consolidated financial statements.

8.    Debt
Our long-term debt (net of unamortized discount and issuance costs) consists of:

(Principal and carrying amounts in millions)	April 30, 2018	January 31, 2019
2.25% senior notes, $250 principal amount, due January 15, 2023	$248	$249
3.50% senior notes, $300 principal amount, due April 15, 2025	296	297
1.20% senior notes, €300 principal amount, due July 7, 2026	361	340
2.60% senior notes, £300 principal amount, due July 7, 2028	408	387
4.00% senior notes, $300 principal amount, due April 15, 2038	293	293
3.75% senior notes, $250 principal amount, due January 15, 2043	248	248
4.50% senior notes, $500 principal amount, due July 15, 2045	487	487
	$2,341	$2,301
As of April 30, 2018, our short-term borrowings consisted of $215 million of commercial paper, with an average interest rate of 2.04%, and an average remaining maturity of 23 days. As of January 31, 2019, our short-term borrowings consisted of $207 million of commercial paper, with an average interest rate of 2.67%, and an average remaining maturity of 21 days.

9.    Fair Value Measurements
The following table summarizes the assets and liabilities measured or disclosed at fair value on a recurring basis:

	April 30, 2018		January 31, 2019
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$239	$239	$260	$260
Currency derivatives	1	1	24	24
Liabilities
Currency derivatives	39	39	3	3
Short-term borrowings	215	215	207	207
Long-term debt	2,341	2,386	2,301	2,361

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

We determine the fair values of our currency derivatives (forward contracts) using standard valuation models. The significant inputs used in these models, which are readily available in public markets or can be derived from observable market transactions, include the applicable spot exchange rates, forward exchange rates, and interest rates. These fair value measurements are categorized as Level 2 within the valuation hierarchy.

We determine the fair value of long-term debt primarily based on the prices at which identical or similar debt has recently traded in the market and also considering the overall market conditions on the date of valuation. These fair value measurements are categorized as Level 2 within the valuation hierarchy.

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

We use currency derivative contracts to limit our exposure to the currency exchange risk that we cannot mitigate internally by using netting strategies. We designate most of these contracts as cash flow hedges of forecasted transactions (expected to occur within three years). We record all changes in the fair value of cash flow hedges (except any ineffective portion) in accumulated other comprehensive income (AOCI) until the underlying hedged transaction occurs, at which time we reclassify that amount into earnings. We assess the effectiveness of these hedges based on changes in forward exchange rates. The ineffective portion of the changes in fair value of our hedges (recognized immediately in earnings) during the periods presented in these financial statements was not material.

We had outstanding currency derivatives, related primarily to our euro, British pound, and Australian dollar exposures, with notional amounts totaling $1,098 million at April 30, 2018 and $1,190 million at January 31, 2019.

We also use foreign currency-denominated debt to help manage our currency exchange risk. As of January 31, 2019,
$622 million of our foreign currency-denominated debt instruments were designated as net investment hedges. These net investment hedges are intended to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries. Any change in value of the designated portion of the hedging instruments is recorded in AOCI, offsetting the foreign currency translation adjustment of the related net investments that is also recorded in AOCI. There was no ineffectiveness related to our net investment hedges in any of the periods presented in these financial statements.

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

The following tables present the pre-tax impact that changes in the fair value of our derivative instruments and non-derivative hedging instruments had on AOCI and earnings:

		Three Months Ended
		January 31,
(Dollars in millions)	Classification	2018	2019
Derivative Instruments
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$(51)	$(5)
Net gain (loss) reclassified from AOCI into earnings	Sales	(1)	5
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Sales	(5)	(1)
Net gain (loss) recognized in earnings	Other income	3	6
Non-Derivative Hedging Instruments
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	(42)	(11)
Foreign currency-denominated debt not designated as hedging instrument:
Net gain (loss) recognized in earnings	Other income	(9)	(1)

		Nine Months Ended
		January 31,
(Dollars in millions)	Classification	2018	2019
Derivative Instruments
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$(80)	$51
Net gain (loss) reclassified from AOCI into earnings	Sales	(4)	3
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Sales	(8)	5
Net gain (loss) recognized in earnings	Other income	8	4
Non-Derivative Hedging Instruments
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	(57)	36
Foreign currency-denominated debt not designated as hedging instrument:
Net gain (loss) recognized in earnings	Other income	(24)	7

We expect to reclassify $7 million of deferred net gains on cash flow hedges recorded in AOCI as of January 31, 2019, to earnings during the next 12 months. This reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur. As of January 31, 2019, the maximum term of our outstanding derivative contracts was 36 months.

The following table presents the fair values of our derivative instruments:

(Dollars in millions)	Classification	Fair value of derivatives in a gain position	Fair value of derivatives in a loss position
April 30, 2018
Designated as cash flow hedges:
Currency derivatives	Other current assets	$2	$(2)
Currency derivatives	Other assets	1	—
Currency derivatives	Accrued expenses	4	(23)
Currency derivatives	Other liabilities	2	(18)
Not designated as hedges:
Currency derivatives	Other current assets	—	—
Currency derivatives	Accrued expenses	1	(5)
January 31, 2019
Designated as cash flow hedges:
Currency derivatives	Other current assets	13	(3)
Currency derivatives	Other assets	14	(2)
Currency derivatives	Accrued expenses	2	(5)
Currency derivatives	Other liabilities	—	—
Not designated as hedges:
Currency derivatives	Other current assets	2	—
Currency derivatives	Accrued expenses	—	—

The fair values reflected in the above table are presented on a gross basis. However, as discussed further below, the fair values of those instruments subject to net settlement agreements are presented on a net basis in our balance sheets.

In our statements of cash flows, we classify cash flows related to cash flow hedges in the same category as the cash flows from the hedged items.

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

Some of our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. The aggregate fair value of all derivatives with creditworthiness requirements that were in a net liability position was $38 million at April 30, 2018 and $3 million at January 31, 2019.

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

The following table summarizes the gross and net amounts of our derivative contracts:

(Dollars in millions)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet	Net Amounts
April 30, 2018
Derivative assets	$10	$(9)	$1	$(1)	$—
Derivative liabilities	(48)	9	(39)	1	(38)
January 31, 2019
Derivative assets	31	(7)	24	(1)	23
Derivative liabilities	(10)	7	(3)	1	(2)

No cash collateral was received or pledged related to our derivative contracts as of April 30, 2018 or January 31, 2019.

11.    Pension and Other Postretirement Benefits
The following table shows the components of the net cost of pension and other postretirement benefits recognized for our U.S. benefit plans. Information about similar international plans is not presented due to immateriality.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions)	2018	2019	2018	2019
Pension Benefits:
Service cost	$6	$6	$17	$18
Interest cost	7	9	22	26
Expected return on plan assets	(10)	(12)	(31)	(35)
Amortization of:
Prior service cost (credit)	—	—	—	1
Net actuarial loss	5	5	17	15
Settlement loss	—	13	—	13
Net cost	$8	$21	$25	$38

Other Postretirement Benefits:
Service cost	$—	$—	$1	$1
Interest cost	1	1	1	1
Amortization of prior service cost (credit)	(1)	(1)	(2)	(2)
Net cost	$—	$—	$—	$—

12.    Stockholders’ Equity
The following table shows the changes in stockholders’ equity by quarter during the nine months ended January 31, 2018:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2017	$25	$43	$65	$4,470	$(390)	$(2,843)	$1,370
Retirement of treasury stock		(10)	(8)	(2,684)		2,702	—
Net income				178			178
Net other comprehensive income (loss)					14		14
Declaration of cash dividends				(140)			(140)
Acquisition of treasury stock						(1)	(1)
Stock-based compensation expense			4				4
Stock issued under compensation plans						9	9
Loss on issuance of treasury stock issued under compensation plans			(14)				(14)
Balance at July 31, 2017	25	33	47	1,824	(376)	(133)	1,420
Net income				239			239
Net other comprehensive income (loss)					(15)		(15)
Stock-based compensation expense			5				5
Stock issued under compensation plans						1	1
Loss on issuance of treasury stock issued under compensation plans			(3)				(3)
Balance at October 31, 2017	25	33	49	2,063	(391)	(132)	1,647
Net income				190			190
Net other comprehensive income (loss)					9		9
Declaration of cash dividends				(633)			(633)
Stock-based compensation expense			5				5
Stock issued under compensation plans						16	16
Loss on issuance of treasury stock issued under compensation plans			(33)				(33)
Stock split		14	(14)				—
Balance at January 31, 2018	$25	$47	$7	$1,620	$(382)	$(116)	$1,201

The following table shows the changes in stockholders’ equity by quarter during the nine months ended January 31, 2019:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2018	$25	$47	$4	$1,730	$(378)	$(112)	$1,316
Cumulative effect of changes in accounting standards (Note 1)				(5)			(5)
Net income				200			200
Net other comprehensive income (loss)					14		14
Declaration of cash dividends				(152)			(152)
Acquisition of treasury stock						(6)	(6)
Stock-based compensation expense			5				5
Stock issued under compensation plans						9	9
Loss on issuance of treasury stock issued under compensation plans			(7)	(6)			(13)
Balance at July 31, 2018	25	47	2	1,767	(364)	(109)	1,368
Net income				249			249
Net other comprehensive income (loss)					(1)		(1)
Acquisition of treasury stock						(122)	(122)
Stock-based compensation expense			4				4
Stock issued under compensation plans						1	1
Loss on issuance of treasury stock issued under compensation plans			(2)				(2)
Balance at October 31, 2018	25	47	4	2,016	(365)	(230)	1,497
Net income				227			227
Net other comprehensive income (loss)					5		5
Declaration of cash dividends				(158)			(158)
Acquisition of treasury stock						(78)	(78)
Stock-based compensation expense			3				3
Stock issued under compensation plans						1	1
Loss on issuance of treasury stock issued under compensation plans			(4)				(4)
Balance at January 31, 2019	$25	$47	$3	$2,085	$(360)	$(307)	$1,493

Dividends. The following table shows the cash dividends declared per share on our Class A and Class B common stock during the nine months ended January 31, 2019:

Declaration Date	Record Date	Payable Date	Amount per Share
May 24, 2018	June 6, 2018	July 3, 2018	$0.158
July 26, 2018	September 6, 2018	October 1, 2018	$0.158
November 15, 2018	December 6, 2018	January 2, 2019	$0.166
January 29, 2019	March 4, 2019	April 1, 2019	$0.166

Accumulated other comprehensive income. The following table shows the change in each component of AOCI, net of tax, during the nine months ended January 31, 2019:

(Dollars in millions)	Currency Translation Adjustments	Cash Flow Hedge Adjustments	Postretirement Benefits Adjustments	Total AOCI
Balance at April 30, 2018	$(180)	$(17)	$(181)	$(378)
Net other comprehensive income (loss)	(21)	37	2	18
Balance at January 31, 2019	$(201)	$20	$(179)	$(360)

13.    Other Comprehensive Income
The following tables show the components of net other comprehensive income (loss):

	Three Months Ended			Three Months Ended
	January 31, 2018			January 31, 2019
(Dollars in millions)	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Currency translation adjustments:
Net gain (loss) on currency translation	$24	$14	$38	$16	$2	$18
Reclassification to earnings	—	—	—	—	—	—
Other comprehensive income (loss), net	24	14	38	16	2	18
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	(51)	18	(33)	(5)	1	(4)
Reclassification to earnings[1]	1	—	1	(5)	1	(4)
Other comprehensive income (loss), net	(50)	18	(32)	(10)	2	(8)
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	—	—	—	(25)	6	(19)
Reclassification to earnings[2]	5	(2)	3	18	(4)	14
Other comprehensive income (loss), net	5	(2)	3	(7)	2	(5)

Total other comprehensive income (loss), net	$(21)	$30	$9	$(1)	$6	$5

	Nine Months Ended			Nine Months Ended
	January 31, 2018			January 31, 2019
(Dollars in millions)	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Currency translation adjustments:
Net gain (loss) on currency translation	$27	$20	$47	$(12)	$(9)	$(21)
Reclassification to earnings	—	—	—	—	—	—
Other comprehensive income (loss), net	27	20	47	(12)	(9)	(21)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	(80)	29	(51)	51	(12)	39
Reclassification to earnings[1]	4	(1)	3	(3)	1	(2)
Other comprehensive income (loss), net	(76)	28	(48)	48	(11)	37
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	—	—	—	(25)	6	(19)
Reclassification to earnings[2]	15	(6)	9	27	(6)	21
Other comprehensive income (loss), net	15	(6)	9	2	—	2

Total other comprehensive income (loss), net	$(34)	$42	$8	$38	$(20)	$18
1Pre-tax amount is classified as sales in the accompanying condensed consolidated statements of operations.
2Pre-tax amount is classified as non-operating postretirement expense in the accompanying condensed consolidated statements of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with both our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report and our 2018 Form 10-K. Note that the results of operations for the nine months ended January 31, 2019 do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, “we,” “us,” “our,” “Brown-Forman,” and the “Company” refer to Brown-Forman Corporation and its consolidated subsidiaries, collectively.

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

•
“New accounting standard.” Under ASC 606 (Revenue from Contracts with Customers), we recognize the cost of certain customer incentives earlier than we did before adopting ASC 606. Although we do not expect this change in timing to have a significant impact on a full-year basis, there is some change in the timing of recognition across periods. Additionally, some payments to customers that we classified as expenses before adopting the new standard are classified as reductions of net sales under our new policy. See Note 2 to the accompanying financial statements for additional information. This adjustment allows us to look at underlying change on a comparable basis.

•
“Foreign exchange.” We calculate the percentage change in our income statement line items in accordance with GAAP and adjust to exclude the cost or benefit of currency fluctuations. Adjusting for foreign exchange allows us to understand our business on a constant-dollar basis, as fluctuations in exchange rates can distort the underlying trend both positively and negatively. (In this report, “dollar” always means the U.S. dollar unless stated otherwise.) To eliminate the effect of foreign exchange fluctuations when comparing across periods, we translate current-year results at prior-year rates and remove transactional foreign exchange gains and losses from current- and prior-year periods.

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

We use the non-GAAP measures “underlying change” for the following reasons: (a) to understand our performance from period to period on a consistent basis; (b) to compare our performance to that of our competitors; (c) to calculate components of management incentive compensation; (d) to plan and forecast; and (e) to communicate our financial performance to the board of directors, stockholders, and investment analysts. We provide reconciliations of the “underlying change” in income statement measures to their nearest GAAP measures in the tables below under “Results of Operations - Year-Over-Year Period Comparisons.” We have consistently applied the adjustments within our reconciliations in arriving at each non-GAAP measure.

1Operating expenses include advertising expense, SG&A expense, and other expense (income), net.

Definitions
Aggregations.
From time to time, to explain our results of operations or to highlight trends and uncertainties affecting our business, we aggregate markets according to stage of economic development as defined by the International Monetary Fund (IMF), and we aggregate brands by spirits category. Below, we define the geographic and brand aggregations used in this report.
Geographic Aggregations.
In “Results of Operations - Fiscal 2019 Year-to-Date Highlights,” we provide supplemental information for our largest markets ranked by percentage of total fiscal 2018 net sales. In addition to markets that are listed by country name, we include the following aggregations:

•
“Developed International” markets are “advanced economies” as defined by the IMF, excluding the United States. Our largest developed international markets are the United Kingdom, Australia, and Germany. This aggregation represents our net sales of branded products to these markets.

•
“Emerging” markets are “emerging and developing economies” as defined by the IMF. Our largest emerging markets are Mexico and Poland. This aggregation represents our net sales of branded products to these markets.

•	“Travel Retail” represents our net sales of branded products to global duty-free customers, other travel retail customers, and the U.S. military regardless of customer location.

•	“Non-branded and bulk” includes our net sales of used barrels, bulk whiskey and wine, and contract bottling regardless of customer location.
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

▪	“Premium bourbons” includes Woodford Reserve, Old Forester, and Coopers’ Craft.

•	“Tequila” includes el Jimador, Herradura, New Mix, Pepe Lopez, and Antiguo.

•	“Vodka” includes Finlandia.

•	“Wine” includes Korbel Champagne and Sonoma-Cutrer wines.

•	“Non-branded and bulk” includes our net sales of used barrels, bulk whiskey and wine, and contract bottling regardless of customer location.

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

Reclassifications
As discussed in Note 1 to the accompanying financial statements, we retrospectively adjusted our prior year income statements in connection with the adoption of ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” We also reclassified some previously reported expense amounts related to certain marketing research and promotional agency costs. The impact of these changes, which had no effect on net income, was not material.
The following tables reconcile the previously reported income statement amounts to the currently reported amounts for the three and nine months ended January 31, 2018.

	Three Months Ended January 31, 2018
	Previously	Adoption of		Currently
(Dollars in millions)	Reported	ASU 2017-07	Reclassifications	Reported
Net sales	$878	$—	$—	$878
Cost of sales	291	—	—	291
Gross profit	587	—	—	587
Advertising expenses	114	—	(2)	112
Selling, general, and administrative expenses	173	(2)	2	173
Other expense (income), net	(4)	—	—	(4)
Operating income	304	2	—	306
Non-operating postretirement expense	—	2	—	2
Interest income	(2)	—	—	(2)
Interest expense	17	—	—	17
Income before income taxes	289	—	—	289
Income taxes	99	—	—	99
Net income	$190	$—	$—	$190

	Nine Months Ended January 31, 2018
	Previously	Adoption of		Currently
(Dollars in millions)	Reported	ASU 2017-07	Reclassifications	Reported
Net sales	$2,515	$—	$—	$2,515
Cost of sales	825	—	—	825
Gross profit	1,690	—	—	1,690
Advertising expenses	314	—	(6)	308
Selling, general, and administrative expenses	497	(7)	6	496
Other expense (income), net	(15)	—	—	(15)
Operating income	894	7	—	901
Non-operating postretirement expense	—	7	—	7
Interest income	(4)	—	—	(4)
Interest expense	49	—	—	49
Income before income taxes	849	—	—	849
Income taxes	242	—	—	242
Net income	$607	$—	$—	$607

Important Information on Forward-Looking Statements:
This report contains statements, estimates, and projections that are “forward-looking statements” as defined under U.S. federal securities laws. Words such as “aim,” “anticipate,” “aspire,” “believe,” “can,” “continue,” “could,” “envision,” “estimate,” “expect,” “expectation,” “intend,” “may,” “might,” “plan,” “potential,” “project,” “pursue,” “see,” “seek,” “should,” “will,” “would,” and similar words indicate forward-looking statements, which speak only as of the date we make them. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. By their nature, forward-looking statements involve risks, uncertainties, and other factors (many beyond our control) that could cause our actual results to differ materially from our historical experience or from our current expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors of our 2018 Form 10-K and those described from time to time in our future reports filed with the Securities and Exchange Commission, including:

•
Unfavorable global or regional economic conditions and related low consumer confidence, high unemployment, weak credit or capital markets, budget deficits, burdensome government debt, austerity measures, higher interest rates, higher taxes, political instability, higher inflation, deflation, lower returns on pension assets, or lower discount rates for pension obligations

•
Risks associated with being a U.S.-based company with global operations, including commercial, political, and financial risks; local labor policies and conditions; protectionist trade policies, or economic or trade sanctions, including potential retaliatory tariffs on American spirits and the effectiveness of our actions to mitigate the negative impact on our sales and distributors; compliance with local trade practices and other regulations, including anti-corruption laws; terrorism; and health pandemics

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

•	The impact of the U.S. tax reform legislation, including as a result of future regulations and guidance interpreting the statute

•	Dependence upon the continued growth of the Jack Daniel’s family of brands

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

Overview
Tariffs
Tariffs negatively affected our results in fiscal 2019. In the overview and outlook below, we discuss (a) certain facts about tariffs as they relate to our business, (b) the effect of this development on our results for the three and nine months ended January 31, 2019, and (c) the expected effect of tariffs in the remainder of fiscal 2019.
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
Tariffs negatively affected our results in the three and nine months ended January 31, 2019 as described below. These costs will continue to negatively impact our results as long as tariffs are in place.

•	Lower net sales. Certain customers paid the incremental costs of tariffs. We compensated these customers for these incremental costs by reducing our net prices, which lowered our net sales.

•	Higher cost of sales. In markets where we own the inventory, we paid the incremental cost of tariffs, which increased our cost of sales.
The combined effect of these tariff-related costs, whether arising as a reduction of net sales or as an increase in cost of sales, is hereafter referred to as “incremental costs associated with tariffs.”
Fiscal 2019 Year-to-Date Highlights

•
We delivered net sales of $2.6 billion, an increase of 3% compared to the same period last year. Excluding (a) the negative effect of foreign exchange (reflecting the strengthening of the dollar against the Turkish lira, British pound, euro, Australian dollar, and Mexican peso), (b) an estimated net increase in distributor inventories, and (c) the adoption of the revenue recognition accounting standard, we grew underlying net sales 5%. We estimate that incremental costs associated with tariffs reduced our underlying net sales growth by approximately one percentage point.

◦	From a brand perspective, our underlying net sales growth was driven by the Jack Daniel's family of brands, our premium bourbon brands, and our tequila brands.

◦
From a geographic perspective, emerging markets led underlying net sales growth. The United States continued to contribute meaningfully and accelerated from the six months ended October 31, 2018. Developed international markets continued to provide important contributions to our growth, although those gains were dampened by incremental costs associated with tariffs.

•
We delivered operating income of $916 million, an increase of 2% compared to the same period last year. Excluding (a) the negative effect of foreign exchange and (b) an estimated net increase in distributor inventories, we grew underlying operating income 4% driven by our underlying gross profit growth and a decrease in underlying SG&A expenses.

•
In the three months ended January 31, 2019, we recorded a pension settlement charge of $13 million in non-operating postretirement expense, which was reclassified from accumulated other comprehensive income in accordance with U.S. accounting standards. The settlement resulted from a significant increase in lump-sum pension payments.

•
We delivered diluted earnings per share of $1.40, an increase of 12% compared to the same period last year due to the benefit of a lower effective tax rate from the Tax Cuts and Jobs Act (Tax Act) and an increase in reported operating income. These benefits were partially offset by higher interest expense, which resulted from a new bond issuance in March 2018, and higher non-operating postretirement expense, which resulted from the pension settlement charge described above.

Summary of Operating Performance

	Three Months Ended January 31,					Nine Months Ended January 31,
(Dollars in millions)	2018	2019	Reported Change		Underlying Change[1]	2018	2019	Reported Change		Underlying Change[1]
Net sales	$878	$904	3%		4%	$2,515	$2,580	3%		5%
Cost of sales	291	333	14%		16%	825	896	9%		10%
Gross profit	587	571	(3%)		(1%)	1,690	1,684	—%		3%
Advertising	112	103	(8%)		(4%)	308	303	(2%)		3%
SG&A	173	149	(13%)		(11%)	496	478	(4%)		(2%)
Operating income	306	320	4%		4%	901	916	2%		4%

Total operating expenses[2]	$281	$251	(10%)		(7%)	$789	$768	(3%)		1%

As a percentage of net sales[3]
Gross profit	66.8%	63.1%	(3.7	)pp		67.2%	65.3%	(1.9	)pp
Operating income	34.9%	35.3%	0.4	pp		35.8%	35.5%	(0.3	)pp
Non-operating postretirement expense	$2	$15	503%			$7	$19	163%
Interest expense, net	$15	$21	39%			$45	$61	36%
Effective tax rate	34.4%	20.3%	(14.1	)pp		28.5%	19.2%	(9.3	)pp
Diluted earnings per share	$0.39	$0.47	20%			$1.25	$1.40	12%
Note: Totals may differ due to rounding

1See “Non-GAAP Financial Measures” above for details on our use of “underlying changes,” including how these measures are calculated and the reasons why we believe this information is useful to readers.
2See “Non-GAAP Financial Measures” above for the definition of operating expenses presented here.
3Year-over-year changes in percentages are reported in percentage points (pp).
Fiscal 2019 Outlook
Below we discuss our outlook for the remainder of fiscal 2019, reflecting the trends, developments, and uncertainties that we expect to affect our business. This outlook is unchanged from our first and second quarter Form 10-Q reports, which both revised certain aspects of the 2019 outlook included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2018 Form 10-K. When we provide guidance for underlying change for the following income statement measures we do not provide guidance for the corresponding GAAP change because the GAAP measure will include items that are difficult to quantify or predict with reasonable certainty, including the estimated net change in distributor inventories and foreign exchange, each of which could have a significant effect on our GAAP income statement measures.

•
Tariffs. In response to the new U.S. tariffs on certain foreign goods, the European Union, Mexico, Canada, Turkey, and China imposed retaliatory tariffs on a number of U.S. goods, including American whiskey. Our American whiskeys are made in the United States and exported around the world. Our results in the nine months ended January 31, 2019 were hurt by incremental costs associated with tariffs. Our full year outlook has been adjusted to reflect the anticipated negative effect of tariffs, net of mitigation plans. The effect of tariffs will largely result in higher cost of sales and lower operating income.

•
Net sales. We continue to expect the fiscal 2019 underlying net sales growth rate to be similar to our fiscal 2018 growth rate and consistent with our outlook included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2018 Form 10-K.

•
Cost of sales. We expect underlying cost of sales to grow at a significantly higher rate than net sales over the remainder of fiscal 2019, reflecting incremental costs associated with tariffs as well as input cost increases in the high single digits. Combined, these costs are expected to reduce gross margin over the remainder of the fiscal year compared to the nine months ended January 31, 2019.

•
Operating income. We expect the growth rate for underlying operating income in fiscal 2019 to decelerate compared to our fiscal 2018 growth rate largely due to the incremental costs associated with tariffs, as communicated in our first and second quarter Form 10-Q reports.

•	Foreign exchange. Considering the spot rates as of January 31, 2019, we continue to expect foreign exchange will have a modest negative effect on our fiscal 2019 results.

•
Effective tax rate. We expect our full year effective tax rate to be between 19.0% and 20.0% based on the tax rate of 21.9% on ordinary income for the full fiscal year adjusted for known discrete items.

Results of Operations – Fiscal 2019 Year-to-Date Highlights
Market Highlights
The following table provides supplemental information for our largest markets for the nine months ended January 31, 2019, compared to the same period last year. We discuss results for the markets most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the nine months ended January 31, 2019, compared to the same period last year.
Top 10 Markets[1] - Fiscal 2019 Net Sales Growth by Geographic Area

	Percentage change versus prior year period
Nine months ended January 31, 2019	Net Sales
Geographic area[2]	Reported	New Accounting Standard	Foreign Exchange	Est. Net Chg in Distributor Inventories	Underlying[3]
United States	3%	1%	—%	—%	4%
Developed International	—%	—%	4%	(1%)	4%
United Kingdom	(5%)	—%	9%	—%	3%
Australia	—%	—%	7%	—%	7%
Germany	9%	—%	3%	—%	13%
France	(1%)	—%	3%	—%	1%
Canada	(10%)	—%	3%	2%	(5%)
Rest of Developed International	3%	1%	1%	(5%)	(1%)
Emerging	3%	1%	7%	(2%)	10%
Mexico	5%	3%	7%	—%	15%
Poland	2%	—%	(1%)	—%	1%
Russia	24%	—%	1%	(21%)	4%
Brazil	(6%)	2%	16%	15%	27%
Rest of Emerging	1%	1%	10%	(3%)	8%
Travel Retail	1%	—%	—%	5%	6%
Non-branded and bulk	14%	—%	—%	—%	14%
Total	3%	1%	3%	(1%)	5%
Note: Totals may differ due to rounding

1“Top 10 markets” are ranked based on percentage of total fiscal 2018 net sales. See 2018 Form 10-K “Results of Operations - Fiscal 2018 Market Highlights” and “Note 14. Supplemental Information.”
2See “Definitions” above for descriptions of market aggregations presented here.
3See “Non-GAAP Financial Measures” above for details on our use of “underlying change” in net sales, including how this measure is calculated and the reasons why we believe this information is useful to readers.

•
United States. Reported net sales increased 3%, while underlying net sales increased 4% after adjusting for the adoption of the revenue recognition accounting standard. Underlying net sales gains were driven by the growth of Woodford Reserve, Old Forester, el Jimador, Herradura, Gentleman Jack, and JD RTDs. These gains were partially offset by declines of Canadian Mist. JDTW sales were flat as favorable price/mix was offset by modest volume declines, partially related to a change in route-to-market in one state.

•
Developed International. Reported net sales were flat, while underlying net sales grew 4% after adjusting for (a) the negative effect of foreign exchange (reflecting the strengthening of the dollar against the British pound, euro, and Australian dollar) and (b) an estimated net increase in distributor inventories. Underlying net sales growth was led by Germany, Australia, the United Kingdom, and Spain, partially offset by certain markets in the rest of developed Europe. We estimate that incremental costs associated with tariffs reduced our underlying net sales growth in this geographic area by approximately two percentage points.

◦	In the United Kingdom, underlying net sales growth was driven by higher volumes of the Jack Daniel’s family of brands, partially offset by declines of JD Cider and Chambord.

◦	In Australia, underlying net sales growth was driven by higher pricing of JD RTDs.

◦	In Germany, underlying net sales growth was driven by volumetric growth of JDTW and JD RTDs.

◦	In France, underlying net sales growth was led by higher volumes of JDTH and the launch of JDTR, partially offset by volume declines and unfavorable price/mix of JDTW.

◦	In Canada, the underlying net sales decline was driven by lower volumes of the Jack Daniel’s family of brands due to disruption caused by a change in our selling and marketing structure.

◦
Underlying net sales in the Rest of Developed International were down as incremental costs associated with tariffs in certain European markets more than offset the growth in Spain and Czechia. JDTW grew volumes in Spain, where our new owned-distribution organization led to an acceleration in performance over the past 12 months. In Czechia, growth was led by increased volume and favorable price/mix of JDTW.

•
Emerging. Reported net sales increased 3%, while underlying net sales grew 10% after adjusting for (a) the negative effect of foreign exchange (reflecting the strengthening of the dollar against the Turkish lira, Mexican peso, and Brazilian real), (b) an estimated net increase in distributor inventories, and (c) the adoption of the revenue recognition accounting standard. Underlying net sales growth was led by Mexico, Brazil, China, and Ukraine.

◦
In Mexico, underlying net sales growth was led by volume growth and favorable price/mix of Herradura, New Mix, and el Jimador. The growth of Herradura benefited from strong consumer demand for Herradura Ultra, our “cristalino” tequila expression.

◦	In Poland, underlying net sales growth was driven by increased volumes of JDTW, mostly offset by unfavorable product and channel mix of Finlandia.

◦
In Russia, underlying net sales growth was led by favorable price/mix and volume growth of JDTW, partially offset by volume declines of Finlandia, which was mostly due to the change to a new distributor (and related buying patterns) in late fiscal 2018.

◦	In Brazil, underlying net sales growth was fueled by higher volumes and pricing along with favorable channel mix of JDTW.

◦	The increase in underlying net sales in the Rest of Emerging was led by China, Ukraine, Southeast Asia, and sub-Saharan Africa. All of these geographic areas benefited from higher volumes of JDTW.

•
Travel Retail. Reported net sales increased 1%, while underlying net sales grew 6% after adjusting for an estimated net decrease in distributor inventories. Underlying net sales growth was led by (a) higher volumes of Woodford Reserve, (b) expansion of our Scotch whisky brands, and (c) the launch of Jack Daniel’s Bottled-in-Bond and JDTR.

•
Non-branded and bulk. Both reported and underlying net sales increased 14%. Growth was driven by increased bulk whiskey and wine sales along with higher average pricing and volumes of used barrel sales.

Brand Highlights
The following table provides supplemental information for our largest brands for the nine months ended January 31, 2019, compared to the same period last year. We discuss results of the brands most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the nine months ended January 31, 2019, compared to the same period last year.
Major Brands Worldwide Results

	Percentage change versus prior year period
Nine months ended January 31, 2019	Volumes	Net Sales
Product category / brand family / brand[1]	9L Depletions[1]	Reported	New Accounting Standard	Foreign Exchange	Est. Net Chg in Distributor Inventories	Underlying[2]
Whiskey	4%	3%	—%	2%	(1%)	5%
Jack Daniel's family of brands	4%	2%	—%	3%	(1%)	4%
JDTW	3%	—%	—%	3%	(1%)	2%
JD RTD/RTP	5%	3%	—%	5%	—%	8%
JDTH	6%	6%	1%	3%	(2%)	6%
Gentleman Jack	8%	8%	1%	2%	(2%)	8%
JDTF	7%	5%	1%	1%	(1%)	6%
Other Jack Daniel's whiskey brands	28%	6%	—%	2%	8%	16%
Woodford Reserve	22%	21%	1%	1%	2%	24%
Tequila	6%	8%	2%	4%	(1%)	13%
el Jimador	9%	11%	2%	3%	(1%)	15%
Herradura	12%	9%	3%	3%	(1%)	14%
Vodka (Finlandia)	(1%)	(9%)	—%	4%	(3%)	(7%)
Wine	—%	(1%)	1%	—%	—%	—%
Rest of Portfolio	(8%)	(16%)	—%	12%	1%	(3%)
Non-branded and bulk	NA	14%	—%	—%	—%	14%
Note: Totals may differ due to rounding

1See “Definitions” above for descriptions of brand aggregations and volume measures presented here.
2See “Non-GAAP Financial Measures” above for details on our use of “underlying change” in net sales, including how this measure is calculated and the reasons why we believe this information is useful to readers.

•
Whiskey brands grew reported net sales 3%, while underlying net sales grew 5% after adjusting for (a) the negative effect of foreign exchange (reflecting the strengthening of the dollar against most major currencies) and (b) an estimated net increase in distributor inventories. Growth was led by Woodford Reserve, JDTW, JD RTDs, and JDTH.

◦	Jack Daniel’s family of brands underlying net sales growth was led by JDTW in markets outside of the United States along with broad-based geographic growth of JD RTDs and JDTH.

▪
JDTW grew underlying net sales in the majority of its markets, but most notably in Brazil, Germany, Poland, Spain, Russia, China, and the United Kingdom, partially offset by certain markets in the rest of developed Europe. We estimate that incremental costs associated with tariffs for JDTW reduced our underlying net sales growth by approximately one percentage point. JDTW results were flat in the United States as favorable price/mix was offset by modest volume declines, partially related to a change in route-to-market in one state.

▪	The increase in underlying net sales growth for Jack Daniel’s RTD/RTP was driven by higher prices in Australia along with continued consumer momentum in Germany and the United States.

▪	JDTH grew underlying net sales led by volume gains in France, Mexico, the United Kingdom, and the United States.

▪	Gentleman Jack grew underlying net sales with volume growth in the United States along with broad-based international gains led by the United Kingdom.

▪	Growth of underlying net sales of JDTF was driven by higher volumes in the United States and the United Kingdom.

▪
Underlying net sales growth for Other Jack Daniel’s whiskey brands was led by (a) the growth of Jack Daniel’s Single Barrel in the United States and the United Kingdom, (b) the launch of JDTR in select European markets and Travel Retail, and (c) the launch of Jack Daniel’s Bottled-in-Bond in Travel Retail.

◦	Woodford Reserve led the growth of our premium bourbons. Underlying net sales growth was driven by the United States, where strong consumer takeaway trends continued to drive volumetric gains.

•
Tequila brands grew reported net sales 8%, while underlying net sales grew 13% after adjusting for (a) the negative effect of foreign exchange (reflecting the strengthening of the dollar against the Mexican peso), (b) the adoption of the revenue recognition accounting standard, and (c) an estimated net increase in distributor inventories.

◦	el Jimador grew underlying net sales driven by higher volumes and prices in the United States and Mexico, as takeaway trends remained strong in both countries.

◦
Herradura grew underlying net sales driven by volumetric growth and favorable price/mix in Mexico and the United States. Consumer-led volumetric growth of Herradura Ultra helped drive the increase in Mexico.

•
Reported net sales for Finlandia declined 9%, while underlying net sales decreased 7% after adjusting for (a) the negative effect of foreign exchange (reflecting the strengthening of the dollar against the Russian ruble and Turkish lira) and (b) an estimated net increase in distributor inventories. The decrease in underlying net sales was due to (a) unfavorable product and channel mix in Poland, (b) lower volumes in Russia due to the change to a new distributor (and related buying patterns) in late fiscal 2018, and (c) lower volumes in the United States.

•
Wine brands reported net sales declined 1%, while underlying net sales were flat after adjusting for the adoption of the revenue recognition accounting standard. Unfavorable price/mix and volume declines of Korbel Champagne were offset by volume growth and favorable price/mix of Sonoma-Cutrer in the United States.

•
Rest of portfolio reported net sales declined 16%, while underlying net sales decreased 3% after adjusting for the negative effect of foreign exchange and an estimated net decrease in distributor inventories. The decline was driven by lower volumes and unfavorable price/mix of Chambord in the United Kingdom.

•
Non-branded and bulk. Both reported and underlying net sales increased 14%. Growth was driven by increased bulk whiskey and wine sales along with higher average pricing and volumes of used barrel sales.

Year-over-Year Period Comparisons
Net Sales

Percentage change versus the prior year period ended January 31	3 Months	9 Months
Change in reported net sales	3%	3%
New accounting standard	—%	1%
Foreign exchange	3%	3%
Estimated net change in distributor inventories	(2%)	(1%)
Change in underlying net sales	4%	5%

Change in underlying net sales attributed to:
Volume	3%	3%
Price/mix	1%	2%
Note: Totals may differ due to rounding
For the three months ended January 31, 2019, net sales were $904 million, an increase of $26 million, or 3%, compared to the same period last year. After adjusting reported results for (a) the negative effect of foreign exchange (reflecting the strengthening of the dollar against most major currencies) and (b) an estimated net increase in distributor inventories, underlying net sales grew 4%. The change in underlying net sales comprised 3% volume growth and 1% price/mix. Volume growth was led by our tequila brands, JDTW, and Woodford Reserve, partially offset by declines of Canadian Mist. Price/mix was driven by (a) favorable portfolio mix reflecting faster growth from our higher-priced brands, most notably, Woodford Reserve and the Jack Daniel’s family of brands and (b) higher average pricing on our tequila brands and Woodford Reserve, partially offset by lower average pricing to certain customers on JDTW related to tariffs in certain European markets. We estimate that pricing related to tariffs reduced our underlying net sales growth by approximately one percentage point for the three months ended January 31, 2019.
The primary factors contributing to the growth in underlying net sales for the three months ended January 31, 2019 were:

•
broad-based volume growth and favorable price/mix of JDTW in international markets led by Russia, Southeast Asia, Poland, Mexico, Brazil, China, and Germany along with favorable price/mix and volume gains in the United States;

•
higher volumes and favorable price/mix of Woodford Reserve and Old Forester in the United States along with favorable price/mix and volume growth of Woodford Reserve in the United Kingdom and Australia;

•
growth of our tequila brands, led by (a) volumetric growth and favorable price/mix of el Jimador, Herradura, New Mix, and Antiguo in Mexico and (b) higher volumes and favorable price/mix of el Jimador and Herradura in the United States;

•	increased bulk whiskey sales along with higher average pricing and volumes of used barrel sales;

•	volumetric growth and favorable price/mix in the United Kingdom led by JDSB, GlenDronach, and JDTF;

•	higher volumes of JDSB and Gentleman Jack in the United States;

•	increased agency brand sales in Australia;

•	broad-based international growth of JDTH led by France and Mexico; and

•	higher volumes of JD RTDs in Germany.
These gains in underlying net sales were partially offset by:

•	volume declines and unfavorable price/mix of JDTW in many European markets due to incremental costs associated with tariffs;

•	unfavorable product and channel mix of Finlandia in Poland along with lower volumes of Finlandia in Russia;

•	volume declines of JD RTDs in Australia and the United Kingdom, the latter of which is due to declines of JD Cider;

•	declines of Canadian Mist in the United States;

•	volume declines and unfavorable price/mix of Chambord in the United Kingdom; and

•	declines of JDTH in Travel Retail.
For the nine months ended January 31, 2019, net sales were $2.6 billion, an increase of $65 million, or 3%, compared to the same period last year. Underlying net sales grew 5% after adjusting reported results for (a) the negative effect of foreign exchange (reflecting the strengthening of the dollar against most major currencies), (b) an estimated net increase in distributor inventories, and (c) the adoption of the revenue recognition accounting standard. The change in underlying net sales comprised

3% volume growth and 2% price/mix. Volume growth was led by the Jack Daniel's family of brands, our tequila brands, and our premium bourbons. Price/mix was driven by (a) favorable portfolio mix reflecting faster growth from our higher-priced brands, most notably, the Jack Daniel’s family of brands and Woodford Reserve and (b) higher average pricing on our tequila brands. We estimate that lower pricing to certain customers related to tariffs reduced our underlying net sales growth by approximately one percentage point for the nine months ended January 31, 2019. See “Results of Operations - Fiscal 2019 Year-to-Date Highlights” above for further details on the factors contributing to the growth in underlying net sales for the nine months ended January 31, 2019.
Cost of Sales

Percentage change versus the prior year period ended January 31	3 Months	9 Months
Change in reported cost of sales	14%	9%
New accounting standard	—%	—%
Foreign exchange	3%	3%
Estimated net change in distributor inventories	(2%)	(1%)
Change in underlying cost of sales	16%	10%

Change in underlying cost of sales attributed to:
Volume	3%	3%
Cost/mix	13%	7%
Note: Totals may differ due to rounding
Cost of sales for the three months ended January 31, 2019 increased $42 million, or 14%, to $333 million when compared to the same period last year. Underlying cost of sales increased 16% after adjusting reported costs for the positive effect of foreign exchange and an estimated net increase in distributor inventories. The increase in underlying cost of sales for the three months ended January 31, 2019 was driven by incremental costs associated with tariffs, higher input costs of wood and agave, and higher volumes. We estimate that incremental costs associated with tariffs increased our underlying cost of sales growth by approximately eight percentage points.
Cost of sales for the nine months ended January 31, 2019 increased $71 million, or 9%, to $896 million when compared to the same period last year. Underlying cost of sales increased 10% after adjusting reported costs for the positive effect of foreign exchange and an estimated net increase in distributor inventories. The increase in underlying cost of sales for the nine months ended January 31, 2019 was driven by higher input costs, including wood and agave, incremental costs associated with tariffs, and higher volumes. We estimate that incremental costs associated with tariffs increased our underlying cost of sales growth by approximately three percentage points. Looking ahead to the remainder of fiscal 2019, we expect (a) input costs to increase in the high single digits largely due to higher cost of wood and agave and (b) incremental costs associated with tariffs.
Gross Profit

Percentage change versus the prior year period ended January 31	3 Months	9 Months
Change in reported gross profit	(3%)	—%
New accounting standard	—%	1%
Foreign exchange	3%	3%
Estimated net change in distributor inventories	(1%)	(1%)
Change in underlying gross profit	(1%)	3%
Note: Totals may differ due to rounding

Gross Margin

For the period ended January 31	3 months	9 Months
Prior year gross margin	66.8%	67.2%
Price/mix	0.2%	0.3%
Cost	(1.0%)	(0.7%)
Tariffs[1]	(2.7%)	(1.3%)
New accounting standard	(0.1%)	(0.1%)
Foreign exchange	(0.1%)	(0.1%)
Change in gross margin	(3.7%)	(1.9%)
Current year gross margin	63.1%	65.3%
Note: Totals may differ due to rounding

1“Tariffs” include the combined effect of tariff-related costs, whether arising as a reduction of net sales or as an increase in cost of sales. See “Overview - Tariffs” for additional details of these costs.
Gross profit of $571 million decreased $16 million, or 3%, for the three months ended January 31, 2019 compared to the same period last year. Underlying gross profit declined 1% after adjusting reported results for the negative effect of foreign exchange and an estimated net increase in distributor inventories. The decrease in underlying gross profit resulted from the same factors that contributed to the increase in underlying cost of sales, including incremental costs associated with tariffs and higher input costs, partially offset by an increase in underlying net sales.
For the three months ended January 31, 2019, gross margin decreased approximately 3.7 percentage points to 63.1% from 66.8% in the same period last year driven by incremental costs associated with tariffs and an increase in input costs.
Gross profit of $1.7 billion decreased $6 million for the nine months ended January 31, 2019 compared to the same period last year. Underlying gross profit grew 3% after adjusting reported results for (a) the negative effect of foreign exchange, (b) the adoption of the revenue recognition accounting standard, and (c) an estimated net increase in distributor inventories. The increase in underlying gross profit resulted from the same factors that contributed to the increase in underlying net sales and the increase in underlying cost of sales.
For the nine months ended January 31, 2019, gross margin decreased approximately 1.9 percentage point to 65.3% from 67.2% in the same period last year driven by incremental costs associated with tariffs and an increase in input costs.
Operating Expenses

Percentage change versus the prior year period ended January 31
3 Months	Reported	New Accounting Standard	Foreign Exchange	Underlying
Advertising	(8%)	2%	2%	(4%)
SG&A	(13%)	1%	2%	(11%)
Total operating expenses[1]	(10%)	1%	2%	(7%)

9 Months
Advertising	(2%)	3%	2%	3%
SG&A	(4%)	1%	1%	(2%)
Total operating expenses[1]	(3%)	2%	2%	1%
Note: Totals may differ due to rounding
[1]Operating expenses include advertising expense, SG&A expense, and other expense (income), net.
Operating expenses totaled $251 million, down $30 million, or 10%, for the three months ended January 31, 2019 compared to the same period last year. Underlying operating expenses declined 7% after adjusting for the positive effect of foreign exchange and reclassifications related to the adoption of the revenue recognition accounting standard.

•
Reported advertising expenses declined 8% for the three months ended January 31, 2019, while underlying advertising expenses were down 4% after adjusting for reclassifications related to the adoption of the revenue recognition accounting standard and the positive effect of foreign exchange. Underlying advertising expense decreases were driven by the timing of spending on JDTF, Korbel Champagne, and Woodford Reserve. These decreases were partially offset by higher spending on our tequila brands.

•
Reported SG&A expenses declined 13% for the three months ended January 31, 2019, while underlying SG&A dropped 11% after adjusting for the positive effect of foreign exchange and reclassifications related to the adoption of the revenue recognition accounting standard. The decrease in underlying SG&A was driven by lower personnel costs, including compensation-related costs.

Operating expenses totaled $768 million, down $21 million, or 3%, for the nine months ended January 31, 2019 compared to the same period last year. Underlying operating expenses increased 1% after adjusting for the positive effect of foreign exchange and reclassifications related to the adoption of the revenue recognition accounting standard.

•
Reported advertising expenses declined 2% for the nine months ended January 31, 2019, while underlying advertising expenses grew 3% after adjusting for reclassifications related to the adoption of the revenue recognition accounting standard and the positive effect of foreign exchange. Underlying advertising expense increased as we invested in our American whiskey brands, including the first year of our Woodford Reserve Kentucky Derby sponsorship, JDTW, and the new Old Forester homeplace and distillery.

•
Reported SG&A expenses decreased 4% for the nine months ended January 31, 2019, while underlying SG&A expenses dropped 2% after adjusting for the positive effect of foreign exchange and reclassifications related to the adoption of the revenue recognition accounting standard. The decrease in underlying SG&A was driven by lower personnel costs, including compensation-related costs.

Operating Income

Percentage change versus the prior year period ended January 31	3 Months	9 Months
Change in reported operating income	4%	2%
New accounting standard	(2%)	—%
Foreign exchange	5%	3%
Estimated net change in distributor inventories	(4%)	(1%)
Change in underlying operating income	4%	4%
Note: Totals may differ due to rounding
Operating income of $320 million increased $14 million, or 4%, for the three months ended January 31, 2019 compared to the same period last year. Underlying operating income also grew 4% after adjusting for (a) the negative effect of foreign exchange, (b) an estimated net increase in distributor inventories, and (c) the adoption of the revenue recognition accounting standard. The increase in underlying operating income was due to a quarter over quarter decline in total underlying operating expenses, partially offset by lower underlying gross profit growth.
For the three months ended January 31, 2019, operating margin increased 0.4 percentage points to 35.3%, from 34.9% in the same period last year. The increase in our operating margin was driven by lower operating expenses, partially offset by incremental costs associated with tariffs.
Operating income of $916 million increased $15 million, or 2%, for the nine months ended January 31, 2019 compared to the same period last year. Underlying operating income grew 4% after adjusting for the negative effect of foreign exchange and an estimated net increase in distributor inventories. The same factors that contributed to the growth in underlying gross profit also contributed to the growth in underlying operating income. In addition, a decrease in underlying SG&A expenses also contributed to the underlying growth in operating income.
Operating margin decreased 0.3 percentage points to 35.5% for the nine months ended January 31, 2019 from 35.8% in the same period last year. The decrease in our operating margin was due mainly to the decrease in underlying gross margin, largely reflecting the incremental costs associated with tariffs, partially offset by lower SG&A expenses.
The effective tax rate in the three months ended January 31, 2019 was 20.3% compared to 34.4% for the same period last year. The decrease in our effective tax rate was driven by beneficial changes in the discrete transitional impacts of the Tax Act and true-ups to prior year tax returns, partially offset by a decrease in excess tax benefits related to stock-based compensation.
As we have an April 30 fiscal year-end, the lower U.S. corporate income tax rate prescribed by the Tax Act was phased in, resulting in a U.S. statutory federal rate of 30.4% for the nine months ended January 31, 2018, as well as our fiscal year ended April 30, 2018, and 21% for our current and subsequent fiscal years. See Note 3 to the accompanying financial statements for additional information. The effective tax rate in the nine months ended January 31, 2019 was 19.2% compared to 28.5% for the same period last year. The decrease in our effective tax rate was driven by the reduction in the U.S. statutory federal tax rate and a beneficial change in the discrete transitional impacts of the Tax Act. These reductions were partially offset by the absence of the amortization of deferred tax benefit that was reclassified to retained earnings as a result of the application of ASU 2016-16. See Note 1 to the accompanying financial statements for additional information. A decrease in excess tax benefits related to stock-based compensation also partially offset these reductions.
Diluted earnings per share of $0.47 in the three months ended January 31, 2019 increased 20% from the $0.39 reported for the same period last year. Diluted earnings per share of $1.40 in the nine months ended January 31, 2019 increased 12% from the $1.25 reported for the same period last year. The increase in diluted earnings per share for the three and nine months ended January 31, 2019 resulted from the benefit of a lower effective tax rate from the Tax Act and an increase in reported operating income. These benefits were partially offset by higher interest expense, which resulted from a new bond issuance in March 2018, and higher non-operating postretirement expense, which resulted from the pension settlement charge.

Liquidity and Financial Condition
Cash flows. Cash and cash equivalents increased $21 million during the nine months ended January 31, 2019, compared to an increase of $105 million during the same period last year. Cash provided by operations was $577 million during the nine months ended January 31, 2019, slightly changed from $582 million for the same period last year.
Cash used for investing activities was $86 million during the nine months ended January 31, 2019, compared to $121 million for the same period last year. The $35 million decline largely reflects an $18 million reduction in payments for corporate-owned life insurance and a $16 million decrease in capital spending.
Cash used for financing activities was $458 million during the nine months ended January 31, 2019, compared to $380 million for the same period last year. The $78 million increase largely reflects a $205 million increase in share repurchases and a $124 million decline in net proceeds from short-term borrowings, partially offset by a $250 million reduction in repayments of long-term debt.
The impact on cash and cash equivalents as a result of exchange rate changes was a decrease of $12 million for the nine months ended January 31, 2019, compared to an increase of $24 million for the same period last year.
Liquidity. We continue to manage liquidity conservatively to meet current obligations, fund capital expenditures, sustain and grow our regular dividends, and return cash to our shareholders from time to time through share repurchases and special dividends while reserving adequate debt capacity for acquisition opportunities.
In addition to our cash and cash equivalent balances, we have access to several liquidity sources to supplement our cash flow from operations. One of those sources is our $800 million commercial paper program that we regularly use to fund our short-term credit needs. During the three months ended January 31, 2019, our commercial paper borrowings averaged $443 million, with an average maturity of 31 days and an average interest rate of 2.55%. During the nine months ended January 31, 2019, our commercial paper borrowings averaged $462 million, with an average maturity of 31 days and an average interest rate of 2.27%. Commercial paper outstanding was $215 million at April 30, 2018, and $207 million at January 31, 2019.
Our commercial paper program is supported by available commitments under our currently undrawn $800 million bank credit facility that expires on November 10, 2022. Although unlikely, under extreme market conditions, one or more participating banks may not be able to fully fund its commitments under our credit facility. We believe the debt capital markets are accessible sources of long-term financing that could meet any additional liquidity needs. We believe our current liquidity position is sufficient to meet all of our future financial commitments.
We have high credit standards when initiating transactions with counterparties, and we closely monitor our counterparty risks with respect to our cash balances and derivative contracts. If a counterparty’s credit quality were to deteriorate below our credit standards, we would expect either to liquidate exposures or require the counterparty to post appropriate collateral.
As of January 31, 2019, approximately $210 million of our cash and cash equivalents were held by our foreign subsidiaries whose earnings are reinvested indefinitely outside of the United States. As discussed in Note 3 to the accompanying financial statements, as of October 31, 2018 we changed our indefinite reinvestment assertion with respect to current year earnings and prior year undistributed earnings for one foreign subsidiary and repatriated approximately $120 million of its cash to the United States during the fiscal quarter ended January 31, 2019. No incremental taxes will be due on this distribution of cash beyond the repatriation tax recorded in fiscal 2018. We continue to evaluate our future cash deployment and may decide to repatriate additional cash held by other foreign subsidiaries to the United States. Future repatriations to the United States may require us to provide for and pay additional taxes.
As announced on January 29, 2019, our Board of Directors declared a regular quarterly cash dividend of $0.166 per share on our Class A and Class B common stock. Stockholders of record on March 4, 2019, will receive the quarterly cash dividend on April 1, 2019.

Share repurchases. As announced on July 13, 2018, our Board of Directors authorized the repurchase of up to $200 million of our outstanding shares of Class A and Class B common stock from July 13, 2018, through July 12, 2019, subject to market and other conditions. We completed this program during November 2018.
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

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) (our principal executive and principal financial officers), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures: (a) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (b) include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.
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

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our 2018 Form 10-K, which could materially adversely affect our business, financial condition, or future results. There have been no material changes to the risk factors disclosed in our 2018 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about shares of our common stock (Class A and Class B, in total) that we acquired during the quarter ended January 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
November 1, 2018 – November 30, 2018	1,649,381	$47.51	1,649,381	$—
December 1, 2018 – December 31, 2018	—	$—	—	$—
January 1, 2019 – January 31, 2019	—	$—	—	$—
Total	1,649,381	$47.51	1,649,381
As announced on July 13, 2018, our Board of Directors authorized the repurchase of up to $200 million of our outstanding shares of Class A and Class B common stock from July 13, 2018, through July 12, 2019, subject to market and other conditions.
The shares presented in the above table were acquired as part of this repurchase program, which was completed in November 2018.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
The following documents are filed with this report:

3.2
By-laws of registrant, as amended and restated on January 29, 2019, incorporated into this report by reference to Exhibit 3.2 of Brown-Forman Corporation’s Form 8-K filed on January 30, 2019 (File No. 001-00123).

31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (not considered to be filed).
101
The following materials from Brown-Forman Corporation's Quarterly Report on Form 10-Q for the quarter ended January 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (a) Condensed Consolidated Statements of Operations, (b) Condensed Consolidated Statements of Comprehensive Income, (c) Condensed Consolidated Balance Sheets, (d) Condensed Consolidated Statements of Cash Flows, and (e) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN-FORMAN CORPORATION
(Registrant)

Date:	March 6, 2019	By:	/s/ Jane C. Morreau
Jane C. Morreau
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)