Form 10-K
period 2019-04-30
BROWN FORMAN CORP
filed 2019-06-13
CIK 14693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-00123

BROWN-FORMAN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	61-0143150
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
850 Dixie Highway Louisville, Kentucky	40210
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (502) 585-1100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock (voting) $0.15 par value	BFA	New York Stock Exchange
Class B Common Stock (nonvoting) $0.15 par value	BFB	New York Stock Exchange
1.200% Notes due 2026	BF26	New York Stock Exchange
2.600% Notes due 2028	BF28	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☑
The aggregate market value, as of the last business day of the most recently completed second fiscal quarter, of the voting and nonvoting equity held by nonaffiliates of the registrant was approximately $16,000,000,000.
The number of shares outstanding for each of the registrant’s classes of Common Stock on May 31, 2019, was:

Class A Common Stock (voting)	168,985,878
Class B Common Stock (nonvoting)	308,288,977
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of Registrant for use in connection with the Annual Meeting of Stockholders to be held July 25, 2019, are incorporated by reference into Part III of this report.

Forward-Looking Statement Information. Certain matters discussed in this report, including the information presented in Part II under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain statements, estimates, and projections that are “forward-looking statements” as defined under U.S. federal securities laws. Words such as “aim,” “anticipate,” “aspire,” “believe,” “can,” “continue,” “could,” “envision,” “estimate,” “expect,” “expectation,” “intend,” “may,” “might,” “plan,” “potential,” “project,” “pursue,” “see,” “seek,” “should,” “will,” “would,” and similar words indicate forward-looking statements, which speak only as of the date we make them. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. By their nature, forward-looking statements involve risks, uncertainties, and other factors (many beyond our control) that could cause our actual results to differ materially from our historical experience or from our current expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part I under “Item 1A. Risk Factors” and those described from time to time in our future reports filed with the Securities and Exchange Commission, including:

•
Unfavorable global or regional economic conditions and related low consumer confidence, high unemployment, weak credit or capital markets, budget deficits, burdensome government debt, austerity measures, higher interest rates, higher taxes, political instability, higher inflation, deflation, lower returns on pension assets, or lower discount rates for pension obligations

•
Risks associated with being a U.S.-based company with global operations, including commercial, political, and financial risks; local labor policies and conditions; protectionist trade policies, or economic or trade sanctions, including additional retaliatory tariffs on American spirits and the effectiveness of our actions to mitigate the negative impact on our margins, sales, and distributors; compliance with local trade practices and other regulations, including anti-corruption laws; terrorism; and health pandemics

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

•	The impact of U.S. tax reform legislation, including as a result of future clarifications and guidance interpreting the statute

•	Dependence upon the continued growth of the Jack Daniel’s family of brands

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

•	Risks associated with acquisitions, dispositions, business partnerships, or investments – such as acquisition integration, termination difficulties or costs, or impairment in recorded value

•	Inadequate protection of our intellectual property rights

•	Product recalls or other product liability claims, product counterfeiting, tampering, contamination, or quality issues

•	Significant legal disputes and proceedings, or government investigations

•	Failure or breach of key information technology systems

•	Negative publicity related to our company, brands, marketing, personnel, operations, business performance, or prospects

•	Failure to attract or retain key executive or employee talent

•	Our status as a family “controlled company” under New York Stock Exchange rules, and our dual-class share structure
Use of Non-GAAP Financial Information. Certain matters discussed in this report, including the information presented in Part II under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include measures that are not measures of financial performance under U.S. generally accepted accounting principles (GAAP). These non-GAAP measures should not be considered in isolation or as a substitute for any measure derived in accordance with GAAP, and also may be inconsistent with similarly titled measures presented by other companies. In Part II under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we present the reasons we use these measures under the heading “Non-GAAP Financial Measures,” and we reconcile these measures to the most closely comparable GAAP measures under the heading “Results of Operations – Year-Over-Year Comparisons.”
PART I
Item 1. Business
Overview
Brown-Forman Corporation (the “Company,” “Brown-Forman,” “we,” “us,” or “our” below) was incorporated under the laws of the State of Delaware in 1933, successor to a business founded in 1870 as a partnership and later incorporated under the laws of the Commonwealth of Kentucky in 1901. We primarily manufacture, bottle, import, export, market, and sell a wide variety of alcoholic beverages under recognized brands. We employ approximately 4,700 people on six continents (excluding individuals that work on a part-time or temporary basis), including approximately 1,200 people in Louisville, Kentucky, USA, home of our world headquarters. We are the largest American-owned spirits and wine company with global reach. We are a “controlled company” under New York Stock Exchange rules because the Brown family owns more than 50% of our voting stock. Taking into account ownership of shares of our non-voting stock, the Brown family also controls more than 50% of the economic ownership in Brown-Forman.
For a discussion of recent developments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary.”

Brands
Beginning in 1870 with Old Forester Kentucky Straight Bourbon Whisky – our founding brand – and spanning the generations since, we have built a portfolio of more than 40 spirit, ready-to-drink (RTD) cocktail, and wine brands that includes some of the best-known and most loved trademarks in our industry. The most important brand in our portfolio is Jack Daniel’s Tennessee Whiskey, which was ranked in the 2018 Interbrand “Best Global Brands” as the most valuable global spirits brand in the world and the second most valuable beverage alcohol brand. Jack Daniel’s Tennessee Whiskey is the largest American whiskey brand in the world and the fourth-largest spirits brand of any kind, according to Impact Databank’s “Top 100 Premium Spirits Brands Worldwide” list. Among the top five premium spirits brands on the list, Jack Daniel’s Tennessee Whiskey was the only one to grow volume in each of the past five years. Our other leading global brands on the Worldwide Impact list are Finlandia, which is the tenth-largest-selling vodka; Jack Daniel’s Tennessee Honey, which is the second-largest-selling flavored whiskey; and el Jimador, which grew to become the fourth-largest-selling tequila. Woodford Reserve was once again selected as an Impact “Hot Brand,”1 marking six consecutive years on the list. Old Forester and Pepe Lopez were also named to the 2018 “Hot Brand”1 list.
Principal Brands

Jack Daniel’s Tennessee Whiskey	el Jimador Tequilas
Jack Daniel’s RTDs[2]	el Jimador New Mix RTDs
Jack Daniel’s Tennessee Honey	Herradura Tequilas[6]
Gentleman Jack Rare Tennessee Whiskey	Sonoma-Cutrer California Wines
Jack Daniel’s Tennessee Fire	Canadian Mist Canadian Whisky
Jack Daniel’s Single Barrel Collection[3]	GlenDronach Single Malt Scotch Whisky
Jack Daniel’s Tennessee Rye	BenRiach Single Malt Scotch Whisky
Jack Daniel’s Sinatra Select	Glenglassaugh Single Malt Scotch Whisky
Jack Daniel’s No. 27 Gold Tennessee Whiskey	Old Forester Kentucky Straight Bourbon Whisky
Jack Daniel’s Winter Jack	Old Forester Whiskey Row Series
Jack Daniel’s Bottled-in-Bond[4]	Old Forester Kentucky Straight Rye Whisky[4]
Woodford Reserve Kentucky Bourbon	Chambord Liqueur
Woodford Reserve Double Oaked	Early Times Kentucky Whisky and Bourbon
Woodford Reserve Kentucky Rye Whiskey	Pepe Lopez Tequila
Woodford Reserve Kentucky Straight Malt Whiskey[4]	Antiguo Tequila
Finlandia Vodkas	Slane Irish Whiskey
Korbel California Champagnes[5]	Coopers’ Craft Kentucky Bourbon
Korbel California Brandy[5]

[1]Impact Databank, March 2019.
[2]Jack Daniel’s RTDs includes Jack Daniel’s & Cola, Jack Daniel’s & Diet Cola, Jack & Ginger, Jack Daniel’s Country Cocktails, Gentleman Jack & Cola, Jack Daniel’s Double Jack, Jack Daniel’s American Serve, Jack Daniel’s Tennessee Honey RTD, Jack Daniel’s Cider, and Jack Daniel’s Lynchburg Lemonade.

[3]The Jack Daniel’s Single Barrel Collection includes Jack Daniel’s Single Barrel Select, Jack Daniel’s Single Barrel Barrel Proof, Jack Daniel’s Single Barrel Rye, and Jack Daniel’s Single Barrel 100 Proof.

[4]New brands launched in fiscal 2019.
[5]Korbel is not an owned brand. We sell Korbel products under contract in the United States and other select markets.
[6]Herradura Tequilas comprises all expressions of Herradura including Herradura Ultra.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Fiscal 2019 Brand Highlights” for brand performance details.
Our vision in marketing is to be the best brand-builders in the industry. We build our brands by investing in programs that we believe create enduring connections with our consumers. These programs cover a wide spectrum of activities, including media (TV, radio, print, outdoor, and, increasingly, digital and social), consumer and trade promotions, sponsorships, and visitors’ center programs at our distilleries and our winery. We expect to grow our sales and profits by consistently delivering creative, responsible marketing programs that drive brand recognition, brand trial, brand loyalty – and, ultimately, consumer demand around the world.

Markets
We sell our products in over 170 countries around the world. The United States, our most important market, accounted for 47% of our net sales in fiscal 2019. We generated 53% of our net sales outside the United States in fiscal 2019. Our largest international markets include the United Kingdom, Mexico, Australia, Germany, France, Poland, Russia, Japan, and Brazil. We present the percentage of total net sales by geographic area for our most recent five fiscal years below:
Percentage of Total Net Sales by Geographic Area

	Year ended April 30
	2015	2016	2017	2018	2019
United States	46%	48%	48%	47%	47%
International:
Europe	27%	27%	26%	27%	26%
Australia	6%	5%	5%	5%	5%
Other	21%	20%	21%	21%	22%
Total International	54%	52%	52%	53%	53%
TOTAL	100%	100%	100%	100%	100%
Note: Totals may differ due to rounding
For details about net sales in our largest markets, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Fiscal 2019 Market Highlights.” For details about our reportable segment and for additional geographic information about net sales and long-lived assets, see Note 17 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.” For details on risks related to our global operations, see “Item 1A. Risk Factors.”
Distribution Network and Customers
Our distribution network, or our “route-to-consumer” (RTC), varies depending on (a) a market’s laws and regulatory framework for trade in beverage alcohol, (b) our assessment of a market’s long-term attractiveness and competitive dynamics, (c) the relative profitability of distribution options available to us, (d) the structure of the retail and wholesale trade in a market, and (e) our portfolio’s development stage in a market. As these factors change, we evaluate our RTC strategy and, from time to time, adapt our model.
In the United States, which generally prohibits spirits and wine manufacturers from selling their products directly to consumers, we sell our brands either to distributors or (in states that directly control alcohol sales) to state governments that then sell to retail customers and consumers.
Outside the United States, we use a variety of RTC models, which can be grouped into three categories: owned distribution, partner, and government-controlled markets. We own and operate distribution companies in 11 markets: Australia, Brazil, Canada, Czechia, France, Germany, Korea, Mexico, Poland, Spain, and Turkey. In these markets, and in a large portion of the Travel Retail channel, we sell our products directly to retailers or wholesalers. Over the past decade, we began distribution operations in several markets outside the United States, most recently in Spain during fiscal 2018.
In the United Kingdom, we partner in a cost-sharing arrangement with another supplier, Bacardi Limited, to sell a portfolio of both companies’ brands. In Canada, we sell our products to provincial governments. In many other markets, including Russia, Japan, Italy, and South Africa, we rely on third parties to distribute our brands, generally under fixed-term distribution contracts.
We believe that our customer relationships are good and our exposure to concentrations of credit risk is limited due to the diverse geographic areas covered by our operations.
Seasonality
Holiday buying makes the fourth calendar quarter the peak season for our business. Approximately 30%, 31%, and 31% of our net sales for fiscal 2017, fiscal 2018, and fiscal 2019, respectively, were in the fourth calendar quarter.

Competition
Trade information indicates that we are one of the largest global suppliers of premium spirits. According to International Wine & Spirit Research (IWSR), for calendar year 2018, the ten largest global spirits companies controlled less than 20% of the total global market for spirits (on a volume basis). While we believe that the overall market environment offers considerable growth opportunities for us, our industry is now, and will remain, highly competitive. We compete against many global, regional, and local brands in a variety of categories of beverage alcohol, but our brands compete primarily in the industry’s premium-and-higher price categories. Our competitors include major global spirits and wine companies, such as Bacardi Limited, Becle S.A.B. de C.V., Beam Suntory Inc., Davide Campari-Milano S.p.A., Diageo PLC, LVMH Moët Hennessy Louis Vuitton SE, Pernod Ricard SA, and Rémy Cointreau. In addition, particularly in the United States, we increasingly compete with national companies and craft spirit brands, many of which are recent entrants to the industry.
Brand recognition, brand provenance, quality of product and packaging, availability, flavor profile, and price affect consumers’ choices among competing brands in our industry. Several factors influence consumers’ buying decisions, including advertising, promotions, merchandising at the point of sale, expert or celebrity endorsement, social media and word of mouth, and the timing and relevance of new product introductions. Although some competitors have substantially greater resources than we do, we believe that our competitive position is strong, particularly as it relates to brand recognition, quality, availability, and relevance of new product introductions.
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
Currently, none of these raw materials are in short supply, but shortages could occur. From time to time, our agricultural ingredients (agave, barley, corn, grapes, malted barley, rye, and wood) could be adversely affected by weather and other forces out of our control that might constrain supply or reduce our inventory below desired levels for optimum production.
Whiskeys, certain tequilas, and other distilled spirits must be aged. Because we must schedule production years in advance to meet projected future demand, our inventories of these products may be larger in relation to sales and total assets than in many other businesses.
For details on risks related to the unavailability of raw materials and the inherent uncertainty in forecasting supply and demand, see “Item 1A. Risk Factors.”
Intellectual Property
Our intellectual property includes trademarks, copyrights, proprietary packaging and trade dress, proprietary manufacturing technologies, know-how, and patents. Our intellectual property, especially our trademarks, is essential to our business. We register our trademarks broadly around the world, focusing primarily on where we sell or expect to sell our products. We protect our intellectual property rights vigorously but fairly. We have licensed some of our trademarks to third parties for use with services or on products other than alcoholic beverages, which enhances the awareness and protection of our brands.
For details on risks related to the protection of our intellectual property, see “Item 1A. Risk Factors.” For details on our most important brands, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Fiscal 2019 Brand Highlights.”

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
Many countries set their own distilling and maturation requirements; for example, under U.S. federal and state regulations, bourbon and Tennessee whiskeys must be aged in new charred oak barrels; we typically age our whiskeys three to six years. Canadian whisky must be manufactured in Canada in compliance with Canadian laws. Mexican authorities regulate the production and bottling of tequilas; they mandate minimum aging periods for extra anejo (three years), anejo (one year), and reposado (two months). Irish whiskey must be matured at least three years in a wood cask, such as oak, on the island of Ireland. Scotch whisky must be matured in oak casks for at least three years in Scotland. We comply with all of the above laws and regulations.
Our operations are subject to various environmental protection statutes and regulations, and our policy is to comply with them.

Strategy
Nine years ago, we introduced our “Brown-Forman 150” long-term strategy, focused on driving sustainable growth toward our 150th anniversary in 2020. The B-F Arrow articulates our core purpose as well as the values and behaviors that we expect our employees to embrace and exhibit. Our purpose, values, and behaviors are a constant, powerful means of connecting our stakeholders to our shared vision of “Building Forever.” We continue to refresh our strategies to reflect current realities and look beyond 2020.
We realize that our people are integral to building our brands and growing our business, and to support this strategy we strive to build a strong, agile workforce emphasizing diversity and inclusion. The strategic ambitions described below demonstrate both a sustained focus on several drivers of our recent growth and acknowledge today’s emerging opportunities.
Portfolio
We seek to build brands and businesses that create significant shareholder value, by delivering strong and sustainable growth, solid margins, and high returns on invested capital. In addition, given our growing size and scale, we focus on building brands that can be meaningful for our company over time. Our first priority is to grow our premium spirits portfolio organically and through innovation. As opportunities arise, we also consider acquisitions and partnerships that will enhance our portfolio and our capacity to deliver growth, margins, and returns in line with our rigorous quantitative and qualitative criteria.
We are the global leader in American whiskey.1 We see significant, additional opportunity to promote the mixability, versatility, accessibility, and premiumization of our American whiskey brands around the world. We believe that we can leverage our whiskey-making knowledge, production assets, trademarks, and brand-building skills to realize this opportunity.
The Jack Daniel’s family of brands, led by Jack Daniel’s Tennessee Whiskey (JDTW), is our most valuable asset – the engine of our overall financial performance and the foundation of our leadership position in the American whiskey category. We will always work to keep JDTW strong, healthy, and relevant to consumers worldwide while pursuing the abundant opportunities to grow the Jack Daniel’s family of brands across markets, premium price points, channels, and consumer groups. Product innovation continues to be a meaningful contributor to our performance. New Jack Daniel’s expressions have led innovation in the American whiskey category, including Honey (2011), Fire (2015), Rye (2017), and the recently announced launch of Jack Daniel’s Tennessee Apple, which we expect to introduce in the United States in the fall of 2019.
Beyond the Jack Daniel’s family of brands, we expect to sustain excellent growth around the world with our other whiskey brands, particularly Woodford Reserve and Old Forester. Woodford Reserve is the leading super-premium American whiskey globally1, and is poised for continued growth as interest in bourbon continues to increase around the world. Old Forester has continued its return to prominence in the United States and in select international markets through its unparalleled taste and quality. Following on the success of its high-end expressions, including the Old Forester Whiskey Row Series, we recently added Old Forester Rye to the brand line up.

1IWSR, 2018 data.

We believe that super- and ultra-premium whiskeys are an attractive long-term business. Through our acquisition of The BenRiach Distillery Company Limited in June 2016, we added three world-class single malt Scotch whisky brands to our portfolio: The GlenDronach, BenRiach, and Glenglassaugh. Since acquiring the Scotch business, we have evolved our portfolio and geographic strategies to ensure that these single malt brands are positioned to become meaningful contributors to Brown-Forman and significant competitors in the fast-growing single malt category over the longer term. Similarly, Slane Irish Whiskey, which opened its distillery and visitors’ center in 2018 is poised to become a meaningful contributor for the Company in the fast-growing Irish whiskey category over time.
It has been over a decade since we acquired Casa Herradura, a portfolio led by two tequila brands steeped in Mexican heritage – Herradura and el Jimador. Despite current cost pressures resulting from the high price of agave, we remain pleased with the development of our tequila business in both Mexico and the United States, the brands’ two primary markets. We plan to continue expanding Herradura to reach new consumers in Mexico, the United States, and other high-potential markets. In addition to the success of the brand’s core expressions, Herradura Ultra – an ultra-premium “cristalino” line extension – continued to accelerate, surpassing 90,000 nine-liter cases in fiscal 2019. We intend to ensure el Jimador tequila remains a premium brand in Mexico by increasing pricing again in fiscal 2020, and remain encouraged by our prospects for long-term, profitable growth there. Outside Mexico, we have more than quadrupled el Jimador’s volumes since fiscal 2008. We remain confident in el Jimador’s potential to improve its position among the world’s leading tequila brands as the category continues to develop.
Finlandia, one of the top-ten selling vodkas in the world,1 is prominent in several of the world’s largest vodka markets, such as Poland, Russia, Ukraine, and Czechia. We plan to grow Finlandia where its position is strong, including in its largest market, Poland, where Finlandia accounts for one out of every two bottles of imported vodka sold.2
Geography
The United States remains our largest market, and continuing to grow there is important to our long-term success. We expect to foster this growth by emphasizing fast-growing spirits categories such as super-premium whiskeys and tequilas, continued product and packaging innovation, and brand building within growing consumer segments, including increasing emphasis on inclusive marketing.
Over the last two decades, our business outside the United States has generally grown faster than our business within it. Achieving our long-term growth objectives requires us to deliver balanced geographic growth while increasing our competitiveness through improved routes to consumer. We expect to continue to grow our business in developed markets such as Australia, France, Germany, and the United Kingdom. We will continue to pursue RTC strategies that will expand our access to and understanding of consumers, with the most recent example being the establishment of our owned distribution organization in Spain during fiscal 2018. In addition, we expect increasingly significant contributions to our growth from emerging markets including Africa, Brazil, China, Eastern Europe, Latin America, Mexico, Poland, Russia, Southeast Asia, and Turkey.

[1]Impact Databank, March 2019.
2IWSR, 2018 data.

Integrated Performance
Having a long-term-focused, committed, and engaged stockholder base, anchored by the Brown family, gives us an important strategic advantage, particularly in a business with aged products and multi-generational brands. For nearly 150 years, the Company and the Brown family have been committed to preserving Brown-Forman as a thriving, family-controlled, independent company.
Recognizing the strong cash-generating capacity and the capital efficiency of our business, we will continue to pursue what we believe to be well-balanced capital deployment strategies aimed at perpetuating Brown-Forman’s strength and independence.
Our view of Brown-Forman’s performance is multi-faceted, the “what” of our financial and business results are very much related to “how” we achieve them. This view is shown in the quality of our culture, our people, our values, and our stakeholder relationships. Our sense of corporate responsibility is informed by our commitment to ethics, diversity and inclusion, alcohol responsibility, environmental sustainability, and the community in which our employees live and work. This integrated lens on performance, including Corporate Responsibility, recognizes that many aspects of our company contribute to value creation, our reputation and our success.
Corporate Responsibility
In pursuing the objectives described above, we will strive to be responsible in everything we do. Our history of responsibility began in 1870, when our founder, George Garvin Brown, first sold whiskey in sealed glass bottles to ensure quality and safety – an innovation some consider the first act of corporate responsibility in the industry. Today, achieving our stated business purpose, to “enrich the experience of life,” is possible only within a context of corporate responsibility. This means putting our values in action by creating a responsible drinking culture; providing a healthy, safe, inclusive, and engaging workplace; protecting the environment; and making a positive contribution to our communities.
We subscribe to the United Nations Sustainable Development Goals (SDGs), a set of 17 global goals designed to address a broad range of sustainable development issues from poverty and gender equality to climate change. In 2017, we reviewed our corporate responsibility strategy against the SDGs to understand where our work aligns with these goals. In 2018, we also became signatories to the United National Global Compact and submitted our first Communication on Progress.
Our core values of integrity, respect, trust, teamwork, and excellence are the foundation of our culture. Our employee engagement survey responses demonstrate that we not only state these words as our values, but we live them, too. Our values are reflected in our Code of Conduct that employees are educated on and pledge to comply with. Additionally, in the spirit of teamwork, we use our values as one set of criteria when evaluating business partners.
Alcohol Responsibility. Our business is based on the belief that beverage alcohol, consumed in moderation, can enrich the experience of life. However, we are well aware that when consumed irresponsibly, alcohol can have harmful effects on individuals and society. We appreciate the need for governments to regulate our industry appropriately and effectively, taking into account national circumstances and local cultures. We also appreciate that some people should not drink or choose not to drink, and we respect this choice. Acting in partnership with others, we want to create a responsible drinking culture and be part of the solution to real, complex problems such as underage drinking, drunk driving, overconsumption, and alcoholism.
Since 2009, we have hosted an open forum to share our points of view, post the research of outside experts, and encourage the opinions of others at www.OurThinkingAboutDrinking.com. As part of our commitment to responsible marketing, and to enable consumers to make more informed decisions, we provide nutritional information on our brands in our top markets on our website, nutrition.brown-forman.com.
We also work closely with partners to extend our reach and impact. In Poland, we partnered with Carrefour, a large retailer chain, to deliver key responsibility messages to consumers across 90 of their stores. For the fifth consecutive year, the New Hampshire (NH) Liquor Commission and Jack Daniel’s teamed up for the award-winning Live Free & Host Responsibly campaign. Since its launch in 2015, the campaign has reached thousands of NH Liquor & Wine Outlet customers, promoting responsible service and consumption of alcohol. This first-of-its-kind collaboration between a control state and a beverage alcohol company has become a model for the industry, gaining widespread attention and industry praise. In our consumer relationships, we seek to communicate through responsible advertising content and placement, relying on our comprehensive internal marketing code and adhering to industry marketing and advertising guidelines. We also engage with our customers through our trade associations. For example, we worked with Avec Modération in France to engage convenience stores on underage drinking prevention.
We are founding members of, and contribute significant resources to, the Foundation for Advancing Alcohol Responsibility (responsibility.org), an organization created by spirits producers to prevent drunk driving and underage drinking and to promote responsible decision making. While this is a U.S. organization, we participate actively in similar organizations in other markets, such as DrinkWise in Australia, BSI in Germany, The Portman Group in the United Kingdom, and FISAC in Mexico. In 2019, our Chambord Liqueur brand has partnered with Alteristic, a national organization of social accelerators dedicated to reducing power-based personal violence, to train bartenders on bystander intervention to help prevent sexual assault. We also supported alcohol responsibility education of our employees through our recently launched Pause campaign, encouraging everyone to pause, consider, and make responsible decisions around alcohol consumption. Through our corporate charitable contributions, we support organizations that offer treatment and recovery for those struggling with alcoholism and addiction. In addition to our financial contributions, we support these organizations by having Brown-Forman employees serve on their boards of directors.
Sustainability. Our environmental sustainability strategy aims to protect and conserve the resources we depend on. It also reinforces our business strategy through programs that reduce costs through efficiency, lessen risks to our operations, and improve effectiveness through innovation. We invest in renewable energy, energy efficiency, and efficient transportation to reduce our carbon footprint. In 2018, we executed a 15-year power purchase agreement for environmental attributes associated with the energy output from a wind farm facility located in Kansas. The wind farm is expected to generate the equivalent of more than 90% of Brown-Forman’s annual electricity use in the United States.
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
Diversity and Inclusion. We believe that having a diverse, inclusive workforce is central to our success. As we work to increase our brands’ relevance and appeal to diverse consumer groups, we need a diversity of experiences and outlooks within our own workforce. We also want employees to feel comfortable in contributing their whole selves and different perspectives to their work. We continue to have diverse representation at the senior level. Four women and one African American serve on our Board of Directors. Two members of our nine-member Executive Leadership Team are women and two are minorities. In 2019, we once again earned a perfect score of 100% in the Corporate Equality Index, a national benchmarking survey and report on corporate policies and practices related to LGBTQ workplace equality administered by the Human Rights Campaign. This makes us one of the “Best Places to Work for LGBTQ equality”1 in the United States for the ninth consecutive year.

[1]Human Rights Campaign 2019 Corporate Equity Index at www.hrc.org/cei

Our Employee Resource Groups (ERGs) have been core to our diversity culture by supporting employees’ growth while enhancing their contributions. Our eight ERGs, with sub-chapters globally, foster a diverse, inclusive environment that drives our high-commitment, high-performance organization and encourages our employees to bring their individuality to work. Our commitment to diversity extends to our partnerships with small and diverse suppliers. By 2020, our goal is to source at least 16% of our procurement from businesses owned by ethnic minorities, women, LGBTQ persons, people with disabilities, or veterans. Currently, we procure approximately 12% of our supplies from such businesses.
In the marketplace, we focus on promoting fair, ethical business practices. We remain committed to the guidelines set forth in our Global Human Rights Statement, defining our commitment to respecting the fundamental rights of all human beings. Our work in this area helped inform our response to the U.K.’s passage of the Modern Slavery Act in 2015, which is available on our corporate website.
Community. Our approach to philanthropy reflects our values as a corporate citizen. Brown-Forman believes, as a responsible and caring corporate citizen, it is vital that we give back to the communities that support both our employees and our business by thoughtfully deploying our time, talent, and resources. We collaborate with a variety of mission-driven organizations focused on enhancing intellectual and cultural living, ensuring essential living standards, and empowering responsible and sustainable living. While we focus on our hometown of Louisville, Kentucky, our civic engagement activities extend to the communities around the globe where our employees work, live, and raise their families.
In fiscal 2019, we made charitable donations of $7.4 million, logged approximately 15,000 volunteer hours, and had 127 employees serve on boards of directors of 201 non-profit organizations. In addition, with the goal of helping fund our ongoing philanthropic endeavors in the communities where our employees live and work, we created and funded the Brown-Forman Foundation (the Foundation) with a contribution of $70 million in fiscal 2018. The Foundation distributed $2.5 million in charitable contributions in fiscal 2019. We anticipate that the Foundation’s earnings will provide a consistent source of revenue for its charitable giving program independent of our yearly earnings.
We report our ongoing commitment and progress against all of these goals in our integrated Annual and Corporate Responsibility Report and on our website (www.brown-forman.com/responsibility).

Employees and Executive Officers
As of April 30, 2019, we employed approximately 4,700 people worldwide (2,600 in the United States), excluding individuals that work on a part-time or temporary basis. This includes approximately 15% of our U.S. employees that are represented by a union. We believe our employee relations are good.
The following persons served as executive officers as of June 13, 2019:

Name	Age	Principal Occupation and Business Experience
Lawson E. Whiting	50
President and Chief Executive Officer since 2019. Executive Vice President and Chief Operating Officer from October 2017 to December 2018. Executive Vice President and Chief Brands and Strategy Officer from 2015 to 2017. Senior Vice President and Chief Brands Officer from 2013 to 2015. Senior Vice President and Managing Director for Western Europe from 2011 to 2013. Vice President and Finance Director for Western Europe from 2010 to 2011. Vice President and Finance Director for North America from 2009 to 2010.

Jane C. Morreau	60
Executive Vice President and Chief Financial Officer since 2014. Senior Vice President, Chief Production Officer, and Head of Information Technology from 2013 to 2014. Senior Vice President and Director of Financial Management, Accounting, and Technology from 2008 to 2013.

Matthew E. Hamel	59	Executive Vice President, General Counsel, and Secretary since 2007.
Mark I. McCallum	64
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

Alejandro “Alex” Alvarez	51	Senior Vice President and Chief Production Officer since 2014. Vice President and General Manager for Brown-Forman Tequila Mexico Operations from 2008 to 2014.
Ralph De Chabert	72	Senior Vice President, Chief Diversity and Global Community Relations Officer since March 2019. Senior Vice President and Chief Diversity Officer from December 2007 to February 2019.
Kirsten M. Hawley	49
Senior Vice President, Chief Human Resources and Corporate Communications Officer since March 2019. Senior Vice President and Chief Human Resources Officer from February 2015 to February 2019. Senior Vice President and Director of Human Resources Business Partnerships from 2013 to 2015. Vice President and Director of Organization and Leader Development from 2011 to 2013. Assistant Vice President and Director of Employee Engagement from 2009 to 2011.

John V. Hayes	59
Senior Vice President, President U.S.A. and Canada since June 2018. Senior Vice President, Chief Marketing Officer of Brown-Forman Brands from February 2015 to June 2018. Senior Vice President, Managing Director Jack Daniel’s from 2011 to 2015. Senior Vice President, Managing Director Herradura from 2007 to 2011.

Thomas Hinrichs	57
Senior Vice President, International Division since June 2018. Senior Vice President and President for Europe, North Asia, and ANZSEA from February 2015 to June 2018. Senior Vice President and Managing Director for Europe from 2013 to 2015. Senior Vice President and Managing Director for Greater Europe and Africa from 2006 to 2013.

Kelli Nelson	49
Senior Vice President and Chief Accounting Officer since August 2018. Vice President and Director Finance (North America Region) from 2015 to August 2018. Director NAR Division Finance (North America Region) from 2013 to 2015. Director Business Planning and Analytics (North America Region) from 2012 to 2013.

Available Information
Our website address is www.brown-forman.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports are available free of charge on our website as soon as reasonably practicable after we electronically file those reports with the Securities and Exchange Commission (SEC). The information provided on our website is not part of this report, and is therefore not incorporated by reference into this report or any other filing we make with the SEC, unless that information is otherwise specifically incorporated by reference.
On our website, we have posted our Code of Conduct that applies to all our directors and employees, and our Code of Ethics that applies specifically to our senior financial officers. If we amend or waive any of the provisions of our Code of Conduct or our Code of Ethics applicable to our principal executive officer, principal financial officer, or principal accounting officer that relates to any element of the definition of “code of ethics” enumerated in Item 406(b) of Regulation S-K under the Securities Act of 1934 Act, as amended, we intend to disclose these actions on our website. We have also posted on our website our Corporate Governance Guidelines and the charters of our Audit Committee, Compensation Committee, Corporate Governance and Nominating Committee, and Executive Committee of our Board of Directors. Copies of these materials are also available free of charge by writing to our Secretary, Matthew E. Hamel, 850 Dixie Highway, Louisville, Kentucky 40210 or emailing him at Secretary@b-f.com.
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

Our global business is subject to commercial, political, and financial risks, including foreign currency exchange rate fluctuations and corruption risk.

Our products are sold in more than 170 countries; accordingly, we are subject to risks associated with doing business globally, including commercial, political, and financial risks. In the long term, we expect our growth rates in emerging markets, to surpass our growth rates in the United States and more developed markets. However, we still expect our international developed markets to provide growth opportunities for us. If shipments of our products – particularly Jack Daniel’s Tennessee Whiskey – to our global markets were to experience significant disruption due to these risks or for other reasons, it could have a material adverse effect on our financial results.

In addition, we are subject to potential business disruption caused by military conflicts; potentially unstable governments or legal systems; civil or political upheaval or unrest; local labor policies and conditions; possible expropriation, nationalization, or confiscation of assets; problems with repatriation of foreign earnings; economic or trade sanctions; closure of markets to imports; anti-American sentiment; terrorism or other types of violence in or outside the United States; and health pandemics. For example, last year, the United States imposed tariffs on steel and aluminum. In response, a number of countries imposed retaliatory tariffs on U.S. imports, including on our American whiskey products. Such retaliatory tariffs continue to remain in place, and any further deterioration of economic relations between the United States and other countries or any increase in tariffs could result in an increase in the price of our products and could prompt consumers to seek alternative products. Furthermore, uncertainty related to the future of the European Union may affect our business and financial performance in Europe. For instance, in June 2016, the United Kingdom voted by referendum to leave the European Union (Brexit), and, until the United Kingdom’s exit from the European Union is finalized, we face economic and political uncertainty related to the negotiation of any successor trading arrangement with other countries as well as volatility in exchange rates, risk to supply chains across the European Union, restrictions on the mobility of employees and consumers, or changes to customs duties, tariffs, or industry specific requirements and regulations. In addition, any new trade barriers, sanctions, tariffs, or any retaliatory measures in response to the foregoing could materially and adversely affect our operations. Our success will depend, in part, on our ability to overcome the challenges we encounter with respect to these risks and other factors affecting U.S. companies with global operations.

The more we expand our business globally, the more exchange rate fluctuations relative to the U.S. dollar influence our financial results. In many markets outside the United States, we sell our products and pay for some goods, services, and labor primarily in local currencies. Because our foreign currency revenues exceed our foreign currency expense, we have a net exposure to changes in the value of the U.S. dollar relative to those currencies. Over time, our reported financial results generally will be hurt by a stronger U.S. dollar and improved by a weaker one. We do not attempt to hedge all of our foreign currency exposure. We may, from time to time, attempt to hedge a portion of our foreign currency exposure through the use of foreign currency derivatives or other means; however, even in those cases, we may not succeed in fully eliminating our foreign currency exposure. For details on how foreign exchange affects our business, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk – Foreign currency exchange rate risk.”

Some countries where we do business have a higher risk of corruption than others. While we are committed to doing business in accordance with applicable anti-corruption and other laws, our Code of Conduct, Code of Ethics for Senior Financial Officers, and our other policies, we remain subject to the risk that an employee will violate our policies, or that any of our many affiliates or agents, such as importers, wholesalers, distributors, or other business partners, may take action determined to be in violation of international trade, money laundering, anti-corruption, or other laws, including the U.S. Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act 2010, or equivalent local laws. Any determination that our operations or activities are not, or were not, in compliance with U.S. or foreign laws or regulations could result in investigations, interruption of business, loss of business partner relationships, suspension or termination of licenses and permits (our own or those of our partners), imposition of fines, legal or equitable sanctions, negative publicity, and management distraction. Further, our continued compliance with applicable anti-corruption or other laws, our Code of Conduct, Code of Ethics for Senior Financial Officers, and our other policies could result in higher operating costs.

National and local governments may adopt regulations or undertake investigations that could limit our business activities or increase our costs.

Our business is subject to extensive regulatory requirements regarding production, exportation, importation, marketing and promotion, labeling, distribution, pricing, and trade practices, among others. Changes in laws, regulatory measures, or governmental policies, or the manner in which current ones are interpreted, could cause us to incur material additional costs or liabilities, and jeopardize the growth of our business in the affected market. Specifically, governments may prohibit, impose, or increase limitations on advertising and promotional activities, or times or locations where beverage alcohol may be sold or consumed, or adopt other measures that could limit our opportunities to reach consumers or sell our products. Certain countries historically have banned all television, newspaper, magazine, and digital commerce/advertising for beverage alcohol products. Increases in regulation of this nature could substantially reduce consumer awareness of our products in the affected markets and make the introduction of new products more challenging.

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

Unfavorable global or regional economic conditions could adversely affect our business and financial results. Unfavorable economic conditions could cause governments to increase taxes on beverage alcohol to attempt to raise revenue, reducing consumers’ willingness to make discretionary purchases of beverage alcohol products or pay for premium brands such as ours. In unfavorable economic conditions, consumers may make more value-driven and price-sensitive purchasing choices and drink more at home rather than at restaurants, bars, and hotels, which tend to favor many of our premium and super-premium products.

Unfavorable economic conditions could also adversely affect our suppliers, distributors, and retailers, who in turn could experience cash flow problems, more costly or unavailable financing, credit defaults, and other financial hardships. This could lead to distributor or retailer destocking, disruption in raw material supply, increase our bad debt expense, or cause us to increase the levels of unsecured credit that we provide to customers. Other potential negative consequences to our business from unfavorable economic conditions include higher interest rates, an increase in the rate of inflation, deflation, exchange rate fluctuations, credit or capital market instability, or lower returns on pension assets or lower discount rates for pension obligations (possibly requiring higher contributions to our pension plans). For details on the effects of changes in the value of our benefit plan obligations and assets on our financial results, see Note 10 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk – Foreign currency exchange rate risk.”

Tax increases and changes in tax rules could adversely affect our financial results.

Our business is sensitive to changes in both direct and indirect taxes. As a multinational company based in the United States, we are more exposed to the impact of U.S. tax changes than most of our major competitors, especially those that affect the effective corporate income tax rate.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system. Shortly after the Tax Act was enacted, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118) to address the application of GAAP. SAB 118 directs taxpayers to consider the impact of the Tax Act as provisional when a company does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for the change in tax law. In accordance with SAB 118, we recorded an original provisional estimate of the effect of the Tax Act in our 2018 consolidated financial statements and have subsequently finalized our accounting analysis based on the guidance, interpretations, and data available as of December 22, 2018. However, many aspects of the Tax Act are still unclear and may not be clarified for some time. For additional detail regarding the Tax Act and the final tax amounts recorded in our consolidated financial statements, see Note 13 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

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

The Jack Daniel’s family of brands is the primary driver of our revenue and growth. Jack Daniel’s is an iconic global trademark with a loyal consumer fan base, and we invest much effort and many resources to protect and preserve the brand’s reputation for authenticity, craftsmanship, and quality. A brand’s reputational value is based in large part on consumer perceptions, and even an isolated incident that causes harm – particularly one resulting in widespread negative publicity – could adversely influence these perceptions and erode consumer trust and confidence in the brand. Significant damage to the brand equity of Jack Daniel’s would adversely affect our business. Given the importance of Jack Daniel’s to our overall success, a significant or sustained decline in volume or selling price of our Jack Daniel’s products would have a negative effect on our financial results. Additionally, should we not be successful in our efforts to maintain or increase the relevance of the Jack Daniel’s brand to current and future consumers, our business and operating results could suffer. For details on the importance of the Jack Daniel’s family of brands to our business, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Fiscal 2019 Brand Highlights.”

Changes in consumer preferences and purchases, any decline in the social acceptability of our products, or governmental adoption of policies disadvantageous to beverage alcohol could negatively affect our business results.

We are a branded consumer products company in a highly competitive market, and our success depends substantially on our continued ability to offer consumers appealing, high-quality products. Consumer preferences and purchases may shift, often in unpredictable ways, due several factors, including health and wellness trends; changes in economic conditions, demographic, and social trends; public health policies and initiatives; changes in government regulation of beverage alcohol products; concerns or regulations related to product safety; legalization of marijuana use on a more widespread basis within the United States, Canada, or elsewhere; and changes in trends related to travel, leisure, dining, gifting, entertaining, and beverage consumption trends. Consumers may begin to shift their consumption and purchases of our premium and super-premium products, more commonly found in on-premise establishments, in favor of off-premise purchases or away from alcoholic beverages entirely. This includes consumption at home as a result of various factors, including shifts in social trends, proliferation of smoking bans, and stricter laws relating to driving while under the influence of alcohol, as well as shifts to purchases of our products to e-commerce retailers. Shifts in consumption and purchasing channels such as these could adversely impact our profitability. Consumers also may begin to prefer the products of competitors or may generally reduce their demand for brands produced by larger companies. Over the past several years, the number of small, local distilleries in the United States has grown significantly. This is being driven by a trend of consumers showing increasing interest in locally produced, regionally sourced products. As more brands enter the market, increased competition could negatively affect demand for our premium and super-premium American whiskey brands, including Jack Daniel’s. In addition, we could experience unfavorable business results if we fail to attract consumers from diverse backgrounds and ethnicities in all markets where we sell our products. Demographic forecasts in the United States for the next couple of years after 2018 indicate a slight decrease in the population segment aged 21 to 24; fewer potential consumers in this age bracket could have a negative effect on industry growth rates and on our business. To continue to succeed, we must anticipate or react effectively to shifts in demographics, consumer behavior, consumer preferences, drinking tastes, and drinking occasions.

Our plans call for the continued growth of the Jack Daniel’s family of brands. In particular, we plan to continue to grow Jack Daniel’s Tennessee Honey sales globally and plan to launch Jack Daniel’s Tennessee Apple in the United States in fiscal 2020. If these plans do not succeed, or if we otherwise fail to develop or implement effective business, portfolio, and brand strategies, our growth, stock price, or financial results could suffer. More broadly, if consumers shift away from spirits (particularly brown spirits such as American whiskey and bourbon), our premium-priced brands, or our RTD products, our financial results could be adversely affected.

We believe that new products, line extensions, label and bottle changes, product reformulations, and similar product innovations by both our competitors and us will compete increasingly for consumer drinking occasions. Product innovation, particularly for our core brands, such as our launch of Jack Daniel’s Tennessee Apple, is a significant element of our growth strategy; however, there can be no assurance that we will continue to develop and implement successful line extensions, packaging, formulation or flavor changes, or new products. Unsuccessful implementation or short-lived popularity of our product innovations could result in inventory write-offs and other costs, reduction in profits from one year to the next, and also could damage consumers’ perception of the brand family. Our inability to attract consumers to our product innovations relative to our competitors’ products – especially over time – could negatively affect our growth, business, and financial results.

Our ability to market and sell our products depends heavily on societal attitudes toward drinking and governmental policies that both flow from and affect those attitudes. In recent years, increased social and political attention has been directed at the beverage alcohol industry. For example, there remains continued attention focused largely on public health concerns related to alcohol abuse, including drunk driving, underage drinking, and the negative health impacts of the abuse and misuse of beverage alcohol. While most people who drink enjoy alcoholic beverages in moderation, it is commonly known and well reported that excessive levels or inappropriate patterns of drinking can lead to increased risk of a range of health conditions and, for certain people, can result in alcohol dependence. Some academics, public health officials, and critics of the alcohol industry in the United States, Europe, and other parts of the world continue to seek governmental measures to make beverage alcohol more expensive, less available, or more difficult to advertise and promote. If future scientific research indicate more widespread serious health risks associated with alcohol consumption – particularly with moderate consumption – or if for any reason the social acceptability of beverage alcohol declines significantly, sales of our products could decrease.

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

There is an inherent risk of forecasting imprecision in determining the quantity of aged and maturing products to produce and hold in inventory in a given year for future sale. The forecasting strategies we use to balance product supply with fluctuations in consumer demand may not be effective for particular years or products. For example, in addition to our American, Canadian, and Irish whiskeys and some tequilas, which are aged for various periods, our Scotch whisky brands and distilleries including The GlenDronach, BenRiach, and Glenglassaugh require long-term maturation on average of 12 years with limited releases of 30 years or more, making forecasts of demand for such products in future periods subject to significant uncertainty. Factors that affect our ability to forecast accurately include changes in business strategy, market demand, consumer preferences, macroeconomic conditions, introductions of competing products, and other changes in market conditions. Any forecasting error could lead to our inability to meet the objectives of our business strategy, failure to meet future demand, or a future surplus of inventory and consequent write-down in value of maturing stocks. If we are unable to accurately forecast demand for our products or efficiently manage inventory, this may have a material adverse effect on our business and financial results. Further, we cannot be certain that we will be successful in using various levers, such as pricing changes, to create the desired balance of available supply and consumer demand for particular years or products. As a consequence, we may be unable to meet consumer demand for the affected products for a period of time. Furthermore, not having our products in the market on a consistent basis may adversely affect our brand equity and future sales.

Higher costs or unavailability of materials could adversely affect our financial results, as could our inability to obtain certain finished goods or to sell used materials.

Our products use materials and ingredients that we purchase from suppliers. Our ability to make and sell our products depends upon the availability of the raw materials, product ingredients, finished products, wood, glass and PET bottles, cans, bottle closures, packaging, and other materials used to produce and package them. Without sufficient quantities of one or more key materials, our business and financial results could suffer. For instance, only a few glass producers make bottles on a scale sufficient for our requirements, and a single producer supplies most of our glass requirements. In addition, if we were to experience a disruption in the supply of American white oak logs to produce the new charred oak barrels in which we age our whiskeys, our production capabilities would be compromised. If any of our key suppliers were no longer able to meet our timing, quality, or capacity requirements, ceased doing business with us, or significantly raised prices, and we could not promptly develop alternative cost-effective sources of supply or production, our operations and financial results could suffer.

Higher costs or insufficient availability of suitable grain, agave, water, grapes, wood, glass, closures, and other input materials, or higher associated labor costs or insufficient availability of labor, may adversely affect our financial results. Similarly, when energy costs rise, our transportation, freight, and other operating costs, such as distilling and bottling expenses, also may increase. Our freight cost and the timely delivery of our products could be adversely affected by a number of factors that could reduce the profitability of our operations, including driver shortages, higher fuel costs, weather conditions, traffic congestion, increased government regulation, and other matters. Our financial results may be adversely affected if we are not able to pass along energy and freight cost increases through higher prices to our customers without reducing demand or sales.

International or domestic geopolitical or other events, including the imposition of any tariffs or quotas by governmental authorities on any raw materials that we use in the production of our products, could adversely affect the supply and cost of these raw materials to us. If we cannot offset higher raw material costs with higher selling prices, increased sales volume, or reductions in other costs, our profitability could be adversely affected.

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

Water is an essential component of our products, so the quality and quantity of available water is important to our ability to operate our business. If droughts become more common or severe, or if our water supply were interrupted for other reasons, high-quality water could become scarce in some key production regions for our products, including Tennessee, Kentucky, California, Finland, Canada, Mexico, Scotland, and Ireland, which in turn could adversely affect our business and financial results.

Our ability to sell used barrels for reuse may be affected by fluctuations in the market. For example, lower prices, increased competitive supply of used barrels, and weaker demand from Irish and blended scotch industry buyers may make it difficult to sell our used barrels at sustainable prices and quantities, which could negatively affect our financial results.

Significant additional labeling or warning requirements or limitations on the availability of our products could inhibit sales of affected products.

Various jurisdictions have adopted or may seek to adopt significant additional product labeling or warning requirements or limitations on the availability of our products relating to the content or perceived adverse health consequences of some of our products. Several such labeling regulations or laws require warnings on any product with substances that the state lists as potentially associated with cancer or birth defects. Our products already raise health and safety concerns for some regulators, and heightened requirements could be imposed. If additional or more severe requirements of this type are imposed on one or more of our major products under current or future health, environmental, or other laws or regulations, they could inhibit sales of such products. Further, we cannot predict whether our products will become subject to increased rules and regulations which, if enacted, could increase our costs or adversely impact sales. For example, advocacy groups in Australia and the United Kingdom have called for the consideration of requiring the sale of alcohol in plain packaging with more comprehensive health warnings in an effort to change drinking habits in those countries. These studies could result in additional governmental regulations concerning the production, marketing, labeling, or availability of our products, any of which could damage our reputation, make our premium brands unrecognizable, or reduce demand of our products, which could adversely affect our profitability.

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

Our competitors may respond to industry and economic conditions more rapidly or effectively than we do. For example, we are facing an increasingly competitive pricing environment, and our competitors may have more flexibility to adjust to such challenges. Other suppliers, as well as wholesalers and retailers of our brands, offer products that compete directly with ours for shelf space, promotional displays, and consumer purchases. Pricing (including price promotions, discounting, couponing, and free goods), marketing, new product introductions, entry into our distribution networks, and other competitive behavior by other suppliers, and by wholesalers and traditional and e-commerce retailers, could adversely affect our sales, margins, and business and financial results. While we seek to take advantage of the efficiencies and opportunities that large retail customers can offer, they often seek lower pricing and purchase volume flexibility, offer competing private label products, and represent a large number of other competing products. If the buying power of these large retail customers continues to increase, it could negatively affect our financial results.

We might not succeed in our strategies for acquisitions and dispositions.

From time to time, we acquire or invest in additional brands or businesses. We expect to continue to seek acquisition and investment opportunities that we believe will increase long-term shareholder value, but we may not be able to find and purchase brands or businesses at acceptable prices and terms. Acquisitions involve risks and uncertainties, including potential difficulties integrating acquired brands and personnel; the possible loss of key customers or employees most knowledgeable about the acquired business; implementing and maintaining consistent U.S. public company standards, controls, procedures, policies, and information systems; exposure to unknown liabilities; business disruption; and management distraction. Acquisitions, investments, or joint ventures could also lead us to incur additional debt and related interest expenses, issue additional shares, and result in a reduction in our earnings per share and a decrease on our average invested capital.We could incur future restructuring charges or record impairment losses on the value of goodwill or other intangible assets resulting from previous acquisitions, which may also negatively affect our financial results.

We also evaluate from time to time the potential disposition of assets or businesses that may no longer meet our financial or strategic objectives. In selling assets or businesses, we may not get prices or terms as favorable as we anticipated. We could also encounter difficulty in finding buyers on acceptable terms in a timely manner, which could delay our accomplishment of strategic objectives. Expected cost savings from reduced overhead relating to the sold assets may not materialize, and the overhead reductions could temporarily disrupt our other business operations. Any of these outcomes could negatively affect our financial results.

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

The success of our brands depends upon the positive image that consumers have of them. We could decide to or be required to recall products due to suspected or confirmed product contamination, product tampering, spoilage, or other quality issues. Any of these events could adversely affect our financial results. Actual contamination, whether deliberate or accidental, could lead to inferior product quality and even illness, injury, or death to consumers, potential liability claims, and material loss. Should a product recall become necessary, or we voluntarily recall a product in the event of contamination, damage, or other quality issue, sales of the affected product or our broader portfolio of brands could be adversely affected. A significant product liability judgment or widespread product recall may negatively impact sales and our business and financial results. Even if a product liability claim is unsuccessful or is not fully pursued, resulting negative publicity could adversely affect our reputation with existing and potential customers and our corporate and brand image.

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

A cyber breach, a failure or corruption of one or more of our key information technology systems, networks, processes, associated sites, or service providers, or a failure to comply with personal data protection laws could have a material adverse impact on our business.

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

Increased IT security threats and more sophisticated cybercrimes and cyberattacks pose a potential risk to the security and availability of our IT systems, networks, and services, including those that are managed, hosted, provided, or used by third parties, as well as the confidentiality, availability, and integrity of our data and the data of our customers, consumers, employees, and others. If the IT systems, networks, or service providers we rely upon fail to function properly, or if we suffer a loss or disclosure of our business strategy or other sensitive information, due to any number of causes, ranging from catastrophic events to power outages to security breaches to usage errors by employees and other security issues, we may suffer interruptions in our ability to manage operations and reputational, competitive, or business harm, which may adversely affect our business operations or financial results. In addition, such events could result in unauthorized disclosure of material confidential information, and we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us or to our partners, our employees, customers, suppliers, or consumers. In any of these events, we could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and IT systems, which could require a significant amount of time.

In the ordinary course of our business, we receive, process, transmit, and store information relating to identifiable individuals (personal data), primarily employees and former employees, but also relating to consumers. As a result, we are subject to various U.S. federal and state and foreign laws and regulations relating to personal data. These laws have been subject to frequent changes, and new legislation in this area may be enacted in other jurisdictions at any time. In the European Union, the General Data Protection Regulation (GDPR) became effective on May 25, 2018, for all member states and it has extraterritorial effect. The GDPR includes operational requirements for companies receiving or processing personal data of European Union residents that are partially different from those that had previously been in place and includes significant penalties for noncompliance. The changes introduced by the GDPR, as well as any other changes to existing personal data protection laws and the introduction of such laws in other jurisdictions, have subjected and may continue in the future to subject us to, among other things, additional costs and expenses and have required and may in the future require costly changes to our business practices and security systems, policies, procedures, and practices. Improper disclosure of personal data in violation of the GDPR and/or of other personal data protection laws could harm our reputation, cause loss of consumer confidence, subject us to government enforcement actions (including fines), or result in private litigation against us, which could result in loss of revenue, increased costs, liability for monetary damages, fines and/or criminal prosecution, all of which could negatively affect our business and operating results.

Our failure to attract or retain key executive or employee talent could adversely affect our business.

Our success depends upon the efforts and abilities of our senior management team, other key employees, and our high-quality employee base, as well as our ability to attract, motivate, reward, and retain them. Difficulties in hiring or retaining key executive or other employee talent, or the unexpected loss of experienced employees resulting in the depletion of our institutional knowledge base, could have an adverse impact on our business performance, reputation, financial condition, or results of operations. Given the changing demographics, changes in immigration laws and policies, and increased demand for talent globally, we, as an American multinational company, may not be able to find the right people with the right skills, at the right time, and in the right location, to achieve our business objectives. Additionally, companies like ours may face increased labor costs as a result of aggressive hiring and/or inflated levels of compensation offered by other employers, especially in emerging markets – notably, India and other parts of Asia.

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
We have two classes of common stock.  Our Class A common stock is entitled to full voting powers, including in the elections of directors, while our Class B common stock may not vote except as provided by the laws of Delaware. We have had two classes of common stock since 1959, when our stockholders approved the issuance of two shares of Class B non-voting common stock to every holder of our voting common stock. Such dual-class share structures have increasingly come under the scrutiny of major indices, institutional investors, and proxy advisory firms, with some calling for the reclassification of non-voting common stock.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our company-owned production facilities include distilleries, a winery, bottling plants, warehousing operations, sawmills, and cooperages. We also have agreements with other parties for contract production in Australia, Belgium, Brazil, China, Estonia, Finland, Ireland, Latvia, Mexico, the Netherlands, South Africa, and the United States.
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

•
International: Guadalajara, Mexico; Hamburg, Germany; São Paulo, Brazil; Moscow, Russia; Warsaw, Poland; Sydney, Australia; Paris, France; Prague, Czechia; Amsterdam, Netherlands; London, United Kingdom; Barcelona, Spain; Mexico City, Mexico; Seoul, South Korea; Gurgaon, India; Istanbul, Turkey; Shanghai, China; Hong Kong; Cape Town, South Africa; Dubai, United Arab Emirates; Kiev, Ukraine; and Tokyo, Japan.

Significant Properties

Location	Principal Activities	Notes

United States:
Louisville, Kentucky	Corporate offices	Includes several renovated historic structures
	Distilling, bottling, warehousing	Home of Old Forester
Visitors’ center
	Cooperage	Brown-Forman Cooperage
Lynchburg, Tennessee	Distilling, bottling, warehousing	Home of Jack Daniel’s
Visitors’ center
Woodford County, Kentucky	Distilling, bottling, warehousing	Home of Woodford Reserve
Visitors’ center
Windsor, California	Vineyards, winery, bottling, warehousing	Home of Sonoma-Cutrer
Visitors’ center
Trinity, Alabama	Cooperage	Jack Daniel Cooperage
Clifton, Tennessee	Stave and heading mill
Stevenson, Alabama	Stave and heading mill
Spencer, Indiana	Stave and heading mill
Jackson, Ohio	Stave and heading mill	Land is leased from a third party

International:
Collingwood, Canada	Distilling, warehousing	Home of Canadian Mist
Cour-Cheverny, France	Distilling, bottling, warehousing	Home of Chambord
Amatitán, Mexico	Distilling, bottling, warehousing	Home of our tequila brands
Visitors’ center
Slane, Ireland	Distilling	Home of Slane Irish Whiskey
Visitors’ center
Aberdeenshire, Scotland	Distilling, warehousing	Home of Glendronach
Visitors’ center
Morayshire, Scotland	Distilling, warehousing	Home of BenRiach
Visitors’ center
Newbridge, Scotland	Bottling
Portsoy, Scotland	Distilling, warehousing	Home of Glenglassaugh
Visitors’ center
We believe that our facilities are in good condition and are adequate for our business.

Item 3. Legal Proceedings
We operate in a litigious environment and we are sued in the normal course of business. We do not anticipate that any pending suits will have, individually or in the aggregate, a material adverse effect on our financial position, results of operations, or liquidity.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our Class A and Class B common stock is traded on the New York Stock Exchange under the symbols “BFA” and “BFB,” respectively. As of May 31, 2019, there were 2,575 holders of record of Class A common stock and 5,271 holders of record of Class B common stock. Because of overlapping ownership between classes, as of May 31, 2019, we had only 5,327 distinct common stockholders of record.
Equity Compensation Plan Information
The following table summarizes information as of April 30, 2019, about our equity compensation plans under which we have made grants of stock options, stock appreciation rights, restricted stock, market value units, performance units, or other equity awards.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights[1]	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights[2]	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by Class A common stockholders	3,141,260	$33.25	14,141,324
1Includes 2,583,815 Class B common shares to be issued upon exercise of stock-settled stock appreciation rights (SSARs); 175,440 Class B performance-based restricted stock units; 165,579 Class A performance-based restricted stock units; 138,331 Class A common deferred stock units (DSUs); and 78,095 Class B common DSUs issued under the Brown-Forman 2004 or 2013 Omnibus Compensation Plans. SSARs are exercisable for an amount of our common stock with a value equal to the increase in the fair market value of the common stock from the date the SSARs were granted. The fair market value of our common stock at fiscal year-end has been used for the purposes of reporting the number of shares to be issued upon exercise of the 6,851,991 SSARs outstanding at fiscal year-end.
2RSUs and DSUs have no exercise price because their value depends on continued employment or service over time, and are to be settled for shares of Class B common stock. Accordingly, these have been disregarded for purposes of computing the weighted-average exercise price.

Stock Performance Graph
The graph below compares the cumulative total shareholder return of our Class B common stock for the last five fiscal years with the Standard & Poor’s 500 Index, the Dow Jones U.S. Consumer Goods Index, and the Dow Jones U.S. Food & Beverage Index. The information presented assumes an initial investment of $100 on April 30, 2014, and that all dividends were reinvested. The graph shows the value that each of these investments would have had on April 30 in the years since 2014.

Share Repurchases
The following table provides information about shares of our common stock (Class A and Class B, in total) that we acquired during the quarter ended April 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
February 1, 2019 – February 28, 2019	14,204	$47.07	—	$—
March 1, 2019 – March 31, 2019	—	$—	—	$—
April 1, 2019 – April 30, 2019	1,490	$51.86	—	$—
Total	15,694	$47.53	—
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

	(Dollars in millions, except per share amounts)
	2015	2016	2017	2018	2019
For Year Ended April 30:
Sales	$4,096	$4,011	$3,857	$4,201	$4,276
Excise taxes	$962	$922	$863	$953	$952
Net sales	$3,134	$3,089	$2,994	$3,248	$3,324
Gross profit	$2,183	$2,144	$2,021	$2,202	$2,166
Operating income	$1,045	$1,556	$1,010	$1,048	$1,144
Net income	$684	$1,067	$669	$717	$835
Weighted average shares used to calculate earnings per share
– Basic	529.0	507.4	484.6	480.3	479.0
– Diluted	532.7	510.7	488.1	484.2	482.1
Earnings per share from continuing operations
– Basic	$1.29	$2.10	$1.38	$1.49	$1.74
– Diluted	$1.28	$2.09	$1.37	$1.48	$1.73
Gross margin	69.7%	69.4%	67.5%	67.8%	65.2%
Operating margin	33.3%	50.4%	33.8%	32.3%	34.4%
Effective tax rate	31.7%	28.3%	28.3%	26.6%	19.8%
Average invested capital	$3,196	$3,221	$3,591	$3,832	$4,125
Return on average invested capital	22.0%	34.1%	19.8%	20.0%	22.0%
Cash provided by operations	$631	$545	$656	$653	$800
Cash dividends declared per common share	$0.484	$0.524	$0.564	$1.608	$0.648
Dividend payout ratio	37.5%	25.0%	40.9%	107.8%	37.2%
As of April 30:
Total assets	$4,188	$4,183	$4,625	$4,976	$5,139
Long-term debt	$743	$1,230	$1,689	$2,341	$2,290
Total debt	$1,183	$1,501	$2,149	$2,556	$2,440

Notes:

1.	Includes the results of Southern Comfort and Tuaca, both of which were sold in March 2016 at a gain of $485 million (pre-tax). Includes the results of BenRiach since its acquisition in June 2016.
2.	Weighted average shares, earnings per share, and cash dividends declared per common share have been adjusted for a 2-for-1 stock split in August 2016 and a 5-for-4 stock split in February 2018.
3.
As discussed in Note 2 to the Consolidated Financial Statements, we adopted Accounting Standards Updates (ASUs) 2016-15 and 2017-07 as of May 1, 2018. The amounts presented above for operating income, operating margin, and cash provided by operations differ from previously reported amounts due to the retrospective application of those ASUs.

4.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Non-GAAP Financial Measures” for details on our use of “return on average invested capital,” including how we calculate this measure and why we think this information is useful to readers.

5.	Cash dividends declared per common share include a special cash dividend of $1.00 in fiscal 2018.
6	We define dividend payout ratio as cash dividends divided by net income.

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
Our MD&A is organized as follows:

Table of Contents
Page
Presentation basis. This MD&A reflects the basis of presentation described in Note 1 “Accounting Policies” to the Consolidated Financial Statements. In addition, we define statistical and non-GAAP financial measures that we believe help readers understand our results of operations and the trends affecting our business.	30
Reclassifications. We discuss retrospective adjustments to our prior year statements of operations during fiscal years 2018 and 2017. Please read this section in conjunction with Note 2 to the accompanying financial statements.	33
Significant developments. We discuss developments during the most recent three fiscal years. Please read this section in conjunction with “Item 1. Business,” which provides a general description of our business and strategy.	34
Executive summary. We discuss (a) fiscal 2019 highlights and (b) our outlook for fiscal 2020, including the trends, developments, and uncertainties that we expect to affect our business.	36
Results of operations. We discuss (a) fiscal 2019 results for our largest markets, (b) fiscal 2019 results for our largest brands, and (c) the causes of year-over-year changes in our statements of operations line items, including transactions and other items that affect the comparability of our results, for fiscal year 2019 and 2018.	39
Liquidity and capital resources. We discuss (a) the causes of year-over-year changes in cash flows from operating activities, investing activities, and financing activities; (b) recent and expected future capital expenditures; (c) dividends and share repurchases; and (d) our liquidity position, including capital resources available to us.	48
Off-balance sheet arrangements and long-term obligations.	50
Critical accounting policies and estimates. We discuss the critical accounting policies and estimates that require significant management judgment.	51
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
“Underlying change” in measures of statements of operations. We present changes in certain measures, or line items, of the statements of operations that are adjusted to an “underlying” basis. We use “underlying change” for the following measures of the statements of operations: (a) underlying net sales; (b) underlying cost of sales; (c) underlying gross profit; (d) underlying advertising expenses; (e) underlying selling, general, and administrative (SG&A) expenses; (f) underlying other expense (income) net; (g) underlying operating expenses1; and (h) underlying operating income. To calculate these measures, we adjust, as applicable, for (a) acquisitions and divestitures, (b) a new accounting standard, (c) foreign exchange, (d) estimated net changes in distributor inventories, and (e) the establishment of our charitable foundation. We explain these adjustments below.

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

•
“New accounting standard.” Under Accounting Standards Codification (ASC) 606, “Revenue from Contracts with Customers,” we recognize the cost of certain customer incentives earlier than we did before adopting ASC 606. Although this change in timing did not have a significant impact on a full-year basis, there was some change in the timing of recognition across periods. Additionally, some payments to customers that we classified as expenses before adopting the new standard are classified as reductions of net sales under our new policy. See Note 2 to the accompanying financial statements for additional information. This adjustment allows us to look at underlying change on a comparable basis.

•
“Foundation.” In fiscal 2018, we established the Brown-Forman Foundation (the Foundation) with an initial $70 million contribution to support the Company’s charitable giving program in the communities where our employees live and work. This adjustment removes the initial $70 million contribution to the Foundation from our underlying SG&A expenses and underlying operating income to present our underlying results on a comparable basis.

•
“Foreign exchange.” We calculate the percentage change in certain line items of the statements of operations in accordance with GAAP and adjust to exclude the cost or benefit of currency fluctuations. Adjusting for foreign exchange allows us to understand our business on a constant-dollar basis, as fluctuations in exchange rates can distort the underlying trend both positively and negatively. (In this report, “dollar” always means the U.S. dollar unless stated otherwise.) To eliminate the effect of foreign exchange fluctuations when comparing across periods, we translate current-year results at prior-year rates and remove transactional and hedging foreign exchange gains and losses from current- and prior-year periods.

•
“Estimated net change in distributor inventories.” This adjustment refers to the estimated net effect of changes in distributor inventories on changes in certain line items of the statements of operations. For each period compared, we use volume information from our distributors to estimate the effect of distributor inventory changes in certain line items of the statements of operations. We believe that this adjustment reduces the effect of varying levels of distributor inventories on changes in certain line items of the statements of operations and allows us to understand better our underlying results and trends.

We use the non-GAAP measures “underlying change” to: (a) understand our performance from period to period on a consistent basis; (b) compare our performance to that of our competitors; (c) calculate components of management incentive compensation; (d) plan and forecast; and (e) communicate our financial performance to the board of directors, stockholders, and investment analysts. We provide reconciliations of the “underlying change” in certain line items of the statements of operations to their nearest GAAP measures in the tables under “Results of Operations - Year-Over-Year Comparisons.” We have consistently applied the adjustments within our reconciliations in arriving at each non-GAAP measure.
“Return on average invested capital.” This measure refers to the sum of net income and after-tax interest expense, divided by average invested capital. Average invested capital equals assets less liabilities, excluding interest-bearing debt, and is calculated using the average of the most recent 13 month-end balances. After-tax interest expense equals interest expense multiplied by one minus our effective tax rate. We use this non-GAAP measure because we consider return on average invested capital to be a meaningful indicator of how effectively and efficiently we invest capital in our business.
Definitions
Aggregations.
From time to time, to explain our results of operations or to highlight trends and uncertainties affecting our business, we aggregate markets according to stage of economic development as defined by the International Monetary Fund (IMF), and we aggregate brands by spirits category. Below, we define the geographic and brand aggregations used in this report.
Geographic Aggregations.
In “Results of Operations - Fiscal 2019 Market Highlights,” we provide supplemental information for our largest markets ranked by percentage of total fiscal 2019 net sales. In addition to markets listed by country name, we include the following aggregations:

•
“Developed International” markets are “advanced economies” as defined by the IMF, excluding the United States. Our largest developed international markets are the United Kingdom, Australia, Germany, France, and Japan. This aggregation represents our net sales of branded products to these markets.

•
“Emerging” markets are “emerging and developing economies” as defined by the IMF. Our largest emerging markets are Mexico, Poland, Russia, and Brazil. This aggregation represents our net sales of branded products to these markets.

•	“Travel Retail” represents our net sales of branded products to global duty-free customers, other travel retail customers, and the U.S. military regardless of customer location.

•	“Non-branded and bulk” includes our net sales of used barrels, bulk whiskey and wine, and contract bottling regardless of customer location.
Brand Aggregations.
In “Results of Operations - Fiscal 2019 Brand Highlights,” we provide supplemental information for our largest brands ranked by percentage of total fiscal 2019 net sales. In addition to brands listed by name, we include the following aggregations:

•
“Whiskey” includes all whiskey spirits and whiskey-based flavored liqueurs, ready-to-drink (RTD), and ready-to-pour products (RTP). The brands included in this category are the Jack Daniel's family of brands, Woodford Reserve, Canadian Mist, GlenDronach, BenRiach, Glenglassaugh, Old Forester, Early Times, Slane Irish Whiskey, and Coopers’ Craft.

•	“American whiskey” includes the Jack Daniel’s family of brands, premium bourbons (defined below), and Early Times.

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

•	“Premium bourbons” includes Woodford Reserve, Old Forester, and Coopers’ Craft.

•	“Tequila” includes el Jimador, Herradura, New Mix, Pepe Lopez, and Antiguo.

•	“Vodka” includes Finlandia.

•	“Wine” includes Korbel Champagne and Sonoma-Cutrer wines.

•	“Non-branded and bulk” includes our net sales of used barrels, bulk whiskey and wine, and contract bottling regardless of customer location.
Other Metrics.

•
“Depletions.” We generally record revenues when we ship our products to our customers. Depletions is a term commonly used in the beverage alcohol industry to describe volume. Depending on the context, depletions means either (a) our shipments directly to retail or wholesale customers for owned distribution markets or (b) shipments from our distributor customers to retailers and wholesalers in other markets. We believe that depletions measure volume in a way that more closely reflects consumer demand than our shipments to distributor customers do. In this document, unless otherwise specified, we refer to depletions when discussing volume.

•
“Consumer takeaway.” When discussing trends in the market, we refer to consumer takeaway, a term commonly used in the beverage alcohol industry. Consumer takeaway refers to the purchase of product by consumers from retail outlets as measured by volume or retail sales value. This information is provided by third parties, such as Nielsen and the National Alcohol Beverage Control Association (NABCA). Our estimates of market share or changes in market share are derived from consumer takeaway data using the retail sales value metric. We believe consumer takeaway is a leading indicator of how consumer demand is trending.

Reclassifications
As discussed in Note 2 to the accompanying financial statements, we retrospectively adjusted our prior year statements of operations in connection with the adoption of Accounting Standards Update (ASU) 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” We also reclassified some previously reported expense amounts related to certain marketing research and promotional agency costs. The impact of these changes, which had no effect on net income, was not material.
The following tables reconcile the previously reported amounts to the currently reported amounts in the statements of operations for fiscal years 2017 and 2018.

	Fiscal 2017
(Dollars in millions)	Previously Reported	Adoption of ASU 2017-07	Reclassifications	Currently Reported
Net sales	$2,994	$—	$—	$2,994
Cost of sales	973	—	—	973
Gross profit	2,021	—	—	2,021
Advertising expenses	383	—	(11)	372
Selling, general, and administrative expenses	667	(21)	11	657
Other expense (income), net	(18)	—	—	(18)
Operating income	989	21	—	1,010
Non-operating postretirement expense	—	21	—	21
Interest income	(3)	—	—	(3)
Interest expense	59	—	—	59
Income before income taxes	933	—	—	933
Income taxes	264	—	—	264
Net income	$669	$—	$—	$669

	Fiscal 2018
(Dollars in millions)	Previously Reported	Adoption of ASU 2017-07	Reclassifications	Currently Reported
Net sales	$3,248	$—	$—	$3,248
Cost of sales	1,046	—	—	1,046
Gross profit	2,202	—	—	2,202
Advertising expenses	414	—	(9)	405
Selling, general, and administrative expenses	765	(9)	9	765
Other expense (income), net	(16)	—	—	(16)
Operating income	1,039	9	—	1,048
Non-operating postretirement expense	—	9	—	9
Interest income	(6)	—	—	(6)
Interest expense	68	—	—	68
Income before income taxes	977	—	—	977
Income taxes	260	—	—	260
Net income	$717	$—	$—	$717

Significant Developments
Below we discuss the significant developments in our business during fiscal 2017, fiscal 2018, and fiscal 2019. These developments relate to (a) innovation, (b) acquisitions and divestitures, and (c) capital deployment.
Innovation

•
Jack Daniel’s family of brands. Innovation within the Jack Daniel’s family of brands has contributed to our growth over the last three years as described below. In addition, we recently announced the launch of Jack Daniel’s Tennessee Apple, which we expect to introduce in the United States in the fall of 2019.

◦
In fiscal 2018, we introduced several new JD RTD products, including Jack Daniel’s Southern Peach Country Cocktails in the United States and Jack Daniel’s Lynchburg Lemonade in Germany. These introductions contributed to our JD RTD growth in those markets.

◦
In fiscal 2018, we introduced Jack Daniel’s Tennessee Rye (JDTR), the first full-strength whiskey with a different grain recipe from the Jack Daniel’s family of brands in over two decades, in the United States and certain international markets. In fiscal 2019, we expanded JDTR to several additional markets including France, Travel Retail, Germany, and Poland.

◦	In fiscal 2019, we launched Jack Daniel’s Bottled-in-Bond exclusively in Travel Retail.

•	Other American whiskeys. We continue to capitalize on consumers’ interest in premium plus whiskey with our wide range of brands, including Woodford Reserve, Old Forester, and Coopers’ Craft.

◦
In fiscal 2017, we unveiled new packaging for Woodford Reserve Double Oaked, the most successful line extension from Woodford Reserve to date (first introduced in 2012). The Double Oaked variant of Woodford Reserve continued to contribute meaningfully to the brand’s growth and surpassed 50,000 nine-liter cases in fiscal 2018. We introduced a new in Woodford Reserve Straight Malt in fiscal 2019.

◦
Five years ago, we introduced the Whiskey Row Series as a platform for high-end, craft expressions from Old Forester. From fiscal 2017 through fiscal 2019, we expanded our Old Forester Whiskey Row Series by adding two new craft expressions. In fiscal 2018, we added another craft expression in Old Forester Statesman. In addition, we launched new packaging for our core Old Forester bourbons in February 2017. In fiscal 2019, we introduced the brand’s first new grain recipe with the launch of Old Forester Rye.

◦
In fiscal 2017, we introduced our first entirely new bourbon in 20 years, Coopers’ Craft, a super-premium brand now in limited distribution in the United States. In fiscal 2019, we unveiled new packaging for Coopers’ Craft and introduced Coopers’ Craft Barrel Reserve.

•
Tequila brands. We experienced another record year for our tequila brands in fiscal 2019, as Herradura, el Jimador, and New Mix contributed significantly to our overall net sales growth. In fiscal 2015, we released Herradura Ultra to participate in the fast-growing market for ultra-premium “cristalino” tequilas in Mexico, and it has been a significant driver of our tequila growth during the last five fiscal years. In fiscal 2019, we added additional “cristalino” expressions for the Mexico market in el Jimador and Antiguo, with total “cristalino” volume surpassing 120,000 nine-liter cases.

•
Irish whiskey. In April 2017, we unveiled the first product from our Slane Irish Whiskey brand in Travel Retail in Ireland, and we introduced the brand selectively in the United States, the United Kingdom, and Australia in the summer of 2017. In fiscal 2019, we expanded Slane nationally in the United States and introduced the brand in France.

Acquisitions and Divestitures

•
On June 1, 2016, we acquired The BenRiach Distillery Company Limited (BenRiach). The acquisition, which brought three single malt Scotch whisky brands to our portfolio, included brand trademarks, inventories, three visitors’ centers, three malt distilleries, a bottling plant, and BenRiach’s headquarters in Edinburgh, Scotland. In fiscal 2019, we continued to expand these brands globally, most notably in Travel Retail and several markets in Asia. See Note 13 to the Consolidated Financial Statements for additional information.

Capital Deployment

•
Beyond the acquisition described above, we have focused our capital deployment initiatives on (a) enabling the expected future growth of our existing businesses through investments in our production capacity, barrel whiskey inventory, and brand-building efforts; and (b) returning cash to our stockholders.

•	Investments. From fiscal 2017 through fiscal 2019, our capital expenditures totaled approximately $360 million and focused on enabling the growth of our premium whiskey brands:

◦	Jack Daniel’s. We expanded our shipping warehouse facility and built an additional warehouse.

◦	Woodford Reserve. We expanded our bottling facility and built two new warehouses.

◦	Old Forester. We opened the Old Forester Distillery and visitors’ center on Main Street in Louisville, Kentucky, in the summer of 2018.

◦	Slane Irish Whiskey. We opened a visitors’ center on the historic Slane Castle Estate in the fall of 2017. We also finished building a new distillery, which opened in the summer of 2018.

•
Cash returned to stockholders. From fiscal 2017 through fiscal 2019, we returned $2.1 billion to our stockholders through $0.9 billion in regular quarterly dividends, $0.5 billion in special dividends, and $0.8 billion in share repurchases. We financed our dividends and share repurchases with cash on hand and proceeds from the issuance of long-term debt totaling $1.3 billion.

Executive Summary
Tariffs
Tariffs negatively affected our results in fiscal 2019. In the highlights and outlook below, we discuss (a) certain facts about tariffs as they relate to our business, (b) the effect of this development on our fiscal 2019 results, and (c) the expected effect of tariffs in fiscal 2020.
In response to the U.S. tariffs on steel and aluminum, the European Union, Mexico, Canada, Turkey, and China imposed retaliatory tariffs on a number of U.S. goods, including American whiskey. The effective dates of the retaliatory tariffs and the import duty rates before and after the retaliation are summarized below.
Summary of Retaliatory Tariffs in Effect for Fiscal 2019

		Rate
Geographic Area	Effective Date	Before	After
European Union	June 22, 2018	—%	25%
Mexico[1]	June 5, 2018	—%	25%
Canada[1]	July 1, 2018	—%	10%
Turkey[1]	June 21, 2018	—%	140%
China	July 6, 2018	5%	30%

1Following April 30, 2019, the retaliatory tariffs in Mexico and Canada were rescinded and the tariff rate in Turkey was reduced to 70%. See “Fiscal 2020 Outlook” below for additional information.
Tariffs negatively affected our fiscal 2019 performance as described below. These costs will continue to negatively impact our results as long as tariffs are in place.

◦	Lower net sales. Certain customers paid the incremental costs of tariffs. We compensated these customers for these incremental costs by reducing our net prices.

◦	Higher cost of sales. In markets where we own the inventory, we paid the incremental cost of tariffs.
The combined effect of these tariff-related costs, whether arising as a reduction of net sales or as an increase in cost of sales, is hereafter referred to as “incremental costs associated with tariffs.”
Fiscal 2019 Highlights

•
We delivered net sales of $3.3 billion, an increase of 2% compared to fiscal 2018. Excluding (a) the negative effect of foreign exchange (reflecting the strengthening of the dollar against the Turkish lira, British pound, euro, Australian dollar, and Mexican peso) and (b) the adoption of the revenue recognition accounting standard, we grew underlying net sales 5%. We estimate that incremental costs associated with tariffs reduced our underlying net sales growth by approximately one percentage point.

◦	From a brand perspective, our underlying net sales growth was driven by the Jack Daniel’s family of brands, our premium bourbon brands, and our tequila brands.

◦
From a geographic perspective, emerging markets led the Company’s growth in underlying net sales. The United States was our second largest contributor to underlying net sales gains, although the rate of growth slowed compared to fiscal 2018. Developed international markets continued to be a significant driver of our growth, although incremental costs associated with tariffs dampened the year-over-year gains.

•
We delivered operating income of $1.1 billion, an increase of 9% compared to fiscal 2018. Excluding the impact of (a) the $70 million contribution to establish the Foundation in fiscal 2018 and (b) the negative effect of foreign exchange, underlying operating income grew 5% driven by our underlying gross profit growth and a decrease in underlying SG&A expenses.

•
We incurred a pension settlement charge of $15 million in non-operating postretirement expense, which was reclassified from accumulated other comprehensive income in accordance with U.S. accounting standards. The settlement resulted from a significant increase in lump-sum pension payments.

•
We delivered diluted earnings per share of $1.73, an increase of 17% compared to fiscal 2018, due to (a) the absence of the $70 million contribution to establish the Foundation in fiscal 2018, (b) the benefit of a lower effective tax rate from the Tax

Cuts and Jobs Act (Tax Act), and (c) an increase in reported operating income. These benefits were partially offset by higher interest expense, which resulted from a new bond issuance in March 2018, and higher non-operating postretirement expense, which resulted from the pension settlement charge described above.

•
Our return on average invested capital increased to 22.0% in fiscal 2019, compared to 20.0% in fiscal 2018. This increase was driven by the absence of the Foundation contribution and the benefit of a lower effective tax rate from the Tax Act, partially offset by higher invested capital.

Summary of Operating Performance Fiscal 2017-2019

				Reported Change				Underlying Change[1]
Fiscal year ended April 30	2017	2018	2019	2017 vs. 2018		2018 vs. 2019		2017 vs. 2018	2018 vs. 2019

Net sales	$2,994	$3,248	$3,324	8%		2%		6%	5%
Cost of sales	973	1,046	1,158	7%		11%		8%	12%
Gross profit	2,021	2,202	2,166	9%		(2%)		6%	2%
Advertising[2]	372	405	396	9%		(2%)		6%	3%
SG&A2	657	765	641	16%		(16%)		4%	(5%)
Operating income[2]	$1,010	$1,048	$1,144	4%		9%		6%	5%

Total operating expenses[3]	$1,011	$1,154	$1,022	14%		(11%)		5%	(2%)

As a percentage of net sales[4]
Gross profit	67.5%	67.8%	65.2%	0.3	pp	(2.6	pp)
Operating income	33.8%	32.3%	34.4%	(1.5	pp)	2.1	pp

Interest expense, net	$56	$62	$80	9%		31%
Effective tax rate	28.3%	26.6%	19.8%	(1.7	pp)	(6.8	pp)
Diluted earnings per share	$1.37	$1.48	$1.73	8%		17%
Return on average invested capital[5]	19.8%	20.0%	22.0%	0.2	pp	2.0	pp

1See “Non-GAAP Financial Measures” above for details on our use of “underlying changes,” including how we calculate these measures and why we think this information is useful to readers.
2We retrospectively adjusted our fiscal 2017 and fiscal 2018 advertising expense, SG&A expense, and operating income as described in Note 2 to the accompanying financial statements and “Reclassifications” above. Our previously disclosed growth rates from fiscal 2017 vs. fiscal 2018 were as follows (reported/underlying): advertising expense (8% / 6%), SG&A expense (15% / 3%), and operating income (5% / 8%).
3Operating expenses include advertising expense, SG&A expense, and other expense (income), net.
4Year-over-year changes in percentages are reported in percentage points (pp).
5See “Non-GAAP Financial Measures” above for details on our use of “return on average invested capital,” including how we calculate this measure and why we think this information is useful to readers.
Fiscal 2020 Outlook
We are optimistic about our prospects for growth of net sales, operating income, and diluted earnings per share in fiscal 2020. Below we discuss our current expectations for fiscal 2020, including trends, developments, and uncertainties that we expect may affect our business. When we provide guidance for underlying change for the following line items of the statements of operations, we do not provide guidance for the corresponding GAAP change because the GAAP measure will include items that are difficult to quantify or predict with reasonable certainty, including the estimated net change in distributor inventories and foreign exchange, each of which could have a significant impact to our GAAP line items of the statements of operations.
In response to the U.S. tariffs on steel and aluminum, the European Union, Mexico, Canada, Turkey, and China imposed retaliatory tariffs on a number of U.S. goods, including American whiskey, in the summer of 2018. Our American whiskeys are made in the United States and exported around the world. Our fiscal 2019 results were hurt by incremental costs associated with tariffs through lower net sales and higher cost of sales. Following April 30, 2019, the retaliatory tariffs in Mexico and Canada were rescinded and the tariff rate in Turkey was reduced from 140% to 70%. These favorable changes to tariffs will slightly reduce the incremental costs associated with tariffs in fiscal 2020. The outlook below assumes that the remaining tariffs in the European Union, Turkey, and China remain in place in fiscal 2020. If the tariffs in the European Union, Turkey, and China were rescinded, we would benefit either through higher net sales or lower cost of sales. Conversely, if additional tariffs were imposed on our products, we would be negatively impacted either through lower net sales or higher cost of sales.
Outlook for key measures:

•
Underlying net sales. We expect the underlying net sales growth rate trend from fiscal 2019 to accelerate in fiscal 2020. We anticipate the Jack Daniel’s family of brands, our portfolio of premium bourbons, and our tequila brands to again drive growth. We expect that volume will be the most significant driver of underlying net sales growth in fiscal 2020.

•
Underlying cost of sales. We expect underlying cost of sales to grow at a significantly higher rate than net sales in fiscal 2020, reflecting incremental costs associated with tariffs as well as a significant increase in input cost compared to fiscal 2019, driven by the cost of agave and wood.

•	Underlying operating expenses. We expect total underlying operating expenses to grow more slowly than net sales.
Additional considerations related to our fiscal 2020 outlook:

•
Foreign exchange. In fiscal 2019, our reported results were hurt by foreign exchange due to the strengthening of the U.S. dollar. We cannot predict the movement of foreign exchange rates with reasonable certainty; however, if April 30, 2019 spot rates were to hold for fiscal 2020, we would expect foreign exchange to negatively affect our fiscal 2020 results, but less so than in fiscal 2019. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for details about how we manage foreign exchange risk.

Results of Operations
Fiscal 2019 Market Highlights
The following table shows net sales results for our ten largest markets, summarized by geographic area, for fiscal 2019 compared to fiscal 2018. We discuss the most significant changes in net sales for each market.
Top 10 Markets - Percentage of Fiscal 2019 Total Net Sales and Fiscal 2019 Net Sales Growth by Geographic Area

		Net Sales % Change vs. 2018
Markets[1]	% of Fiscal 2019 Net Sales	Reported	New Accounting Standard	Foreign Exchange	Estimated Net Chg in Distributor Inventories	Underlying[2]
United States	47%	2%	1%	—%	—%	3%
Developed International	28%	1%	—%	4%	(2%)	4%
United Kingdom	6%	(4%)	—%	6%	—%	3%
Australia	5%	—%	—%	6%	—%	6%
Germany	5%	8%	—%	2%	—%	10%
France	4%	(1%)	—%	3%	—%	2%
Japan	1%	15%	1%	(3%)	(11%)	2%
Rest of Developed International	7%	—%	1%	3%	(4%)	(1%)
Emerging	18%	4%	1%	6%	—%	11%
Mexico	5%	3%	3%	6%	—%	11%
Poland	3%	9%	—%	1%	—%	10%
Russia	2%	16%	—%	4%	(3%)	17%
Brazil	1%	(13%)	2%	13%	23%	25%
Rest of Emerging	7%	3%	—%	8%	(4%)	8%
Travel Retail	4%	1%	1%	—%	4%	6%
Non-branded and bulk	3%	10%	—%	—%	—%	10%
Total	100%	2%	1%	2%	—%	5%
Note: Totals may differ due to rounding

1See “Definitions” above for definitions of market aggregations presented here.
2See “Non-GAAP Financial Measures” above for details on our use of “underlying change” in net sales, including how we calculate this measure and why we believe this information is useful to readers.

•
The United States, our most important market, accounted for 47% of our reported net sales in fiscal 2019. Reported net sales in the United States grew 2%, while underlying net sales increased 3%, after adjusting for the adoption of the revenue recognition accounting standard. Underlying net sales gains were led by (a) volume growth supported by strong takeaway trends of Woodford Reserve, (b) higher volumes and favorable price/mix of our tequila brands and Old Forester, and    (c) increased volumes of JD RTDs and Gentleman Jack. This growth was partially offset by (a) slight declines of JDTW, partially related to a route-to-market change in one state, and (b) lower volumes of Canadian Mist.

•
Developed International markets accounted for 28% of our reported net sales in fiscal 2019. Reported net sales increased 1%, while underlying net sales grew 4%, after adjusting for (a) the negative effect of foreign exchange (reflecting the strengthening of the dollar against the British pound, euro, and Australian dollar), and (b) an estimated net increase in distributor inventories. Underlying net sales growth was driven by gains in Germany, Australia, Spain, and the United Kingdom, partially offset by the incremental costs associated with tariffs in certain markets in the rest of developed Europe. We estimate that incremental costs associated with tariffs reduced our underlying net sales growth in Developed International markets by approximately one percentage point.

◦	In the United Kingdom, underlying net sales growth was driven by higher volumes of JDTW, JDSB, Gentleman Jack, and JDTH, partially offset by declines of JD Cider and Chambord.

◦	In Australia, underlying net sales growth was driven by higher pricing of JD RTDs and increased volumes of Gentleman Jack.

◦	In Germany, underlying net sales growth was driven by volumetric growth of JDTW and JD RTDs.

◦	In France, underlying net sales growth was driven by higher volumes of JDTH and the launch of JDTR, partially offset by unfavorable price/mix and lower volumes of JDTW.

◦	In Japan, underlying net sales growth was led by increased distribution of our Scotch brands, while lower pricing offset volume growth of the Jack Daniel’s family of brands.

◦
Underlying net sales in the Rest of Developed International markets were down as incremental costs associated with tariffs in certain European markets more than offset the growth in Spain, Belgium, Czechia, and Korea. JDTW grew volumes in Spain, where our owned-distribution organization continued to lead to an acceleration in performance over the past fiscal year.

•
Emerging markets accounted for 18% of our reported net sales in fiscal 2019. Reported net sales increased 4%, while underlying net sales grew 11% after adjusting for (a) the negative effect of foreign exchange (reflecting the strengthening of the dollar against the Turkish lira, Mexican peso, and Brazilian real) and (b) the adoption of the revenue recognition accounting standard. Underlying net sales growth was led by Mexico, Brazil, Russia, Poland, and China.

◦
In Mexico, underlying net sales growth was driven by higher volumes and favorable price/mix of Herradura and el Jimador. The growth of Herradura benefited from strong consumer demand for Herradura Ultra, our cristalino tequila expression. The launch of New Mix mineral water line extensions also contributed to growth.

◦	In Poland, underlying net sales growth was led by higher volumes of JDTW and Gentleman Jack, partially offset by unfavorable price/mix of Finlandia.

◦
In Russia, underlying net sales growth was led by higher volumes and favorable price/mix of JDTW due in part to our fiscal 2018 distributor change. Volumetric gains of Finlandia also contributed to growth.

◦	In Brazil, underlying net sales growth continued to be led by increased volumes, higher pricing, and favorable channel mix of JDTW.

◦
Underlying net sales growth in the Rest of Emerging markets was led by China, Ukraine, and sub-Saharan Africa. All of these geographic areas benefited from higher volumes of JDTW. Ukraine also benefited from higher volumes and favorable price/mix of Finlandia.

•
Travel Retail accounted for 4% of our reported net sales in fiscal 2019. Reported net sales increased 1%, while underlying net sales increased 6% after adjusting for (a) an estimated net decrease in distributor inventories and (b) the adoption of the revenue recognition accounting standard. Underlying net sales growth was led by the launch of Jack Daniel’s Bottled-in-Bond and JDTR, higher volumes of Woodford Reserve, and the expansion of our Scotch whiskey brands.

•
Non-branded and bulk accounted for 3% of our reported net sales in fiscal 2019. Both reported and underlying net sales increased 10%. Growth came from increased bulk sales and higher volumes and prices for used barrel sales.

[1]International Wine & Spirit Research (IWSR), 2018 data.

Fiscal 2019 Brand Highlights
The following table highlights the worldwide results of our largest brands for fiscal 2019 compared to fiscal 2018. We discuss results of the brands most affecting our performance below the table.
Major Brands Worldwide Results for Fiscal 2019

	Volumes	Net Sales % Change vs. 2018
Product category/brand family/brand[1]	9L Depletions[1]	Reported	New Accounting Standard	Foreign Exchange	Estimated Net Chg in Distributor Inventories	Underlying[2]
Whiskey	4%	3%	1%	2%	—%	5%
Jack Daniel’s family of brands	4%	1%	1%	2%	—%	4%
JDTW	2%	—%	—%	2%	—%	2%
JD RTD/RTP	4%	4%	—%	4%	—%	8%
JDTH	6%	5%	1%	2%	(1%)	7%
Gentleman Jack	9%	6%	1%	2%	—%	8%
JDTF	5%	3%	1%	1%	(1%)	4%
Other Jack Daniel’s whiskey brands	25%	9%	1%	2%	4%	16%
Woodford Reserve	23%	17%	1%	—%	4%	22%
Tequila	3%	6%	2%	3%	—%	12%
el Jimador	9%	8%	2%	2%	—%	13%
Herradura	10%	8%	3%	3%	—%	13%
Vodka (Finlandia)	(1%)	(4%)	1%	4%	(2%)	(1%)
Wine	—%	—%	1%	—%	(1%)	—%
Rest of Portfolio	(8%)	(16%)	2%	9%	1%	(3%)
Non-branded and bulk	NA	10%	—%	—%	—%	10%
Note: Totals may differ due to rounding

1See “Definitions” above for definitions of brand aggregations and volume measures presented here.
2See “Non-GAAP Financial Measures” above for details on our use of “underlying change” in net sales, including how we calculate this measure and why we believe this information is useful to readers.

•
Whiskey brands grew volumes 4% in fiscal 2019. Reported net sales grew 3%, while underlying net sales increased 5% after adjusting for (a) the negative effect of foreign exchange (reflecting the strengthening of the dollar against the British pound, Turkish lira, euro, Australian dollar, and Brazilian real) and (b) the adoption of the revenue recognition accounting standard. Growth was led by the Jack Daniel’s family of brands, Woodford Reserve, Old Forester, and our Scotch brands, partially offset by declines in Canadian Mist.

◦
The Jack Daniel’s family of brands grew underlying net sales led by (a) JDTW in markets outside of the United States, (b) broad-based geographic growth of JD RTDs, JDTH, and Gentleman Jack, and (c) further expansion of JDTR along with the launch of Jack Daniel’s Bottled-in-Bond in Travel Retail.

•
JDTW generates a significant percentage of our total net sales and is our top priority. The brand is the largest one in the world priced over $25 per 750 ml per bottle[1] and the world’s fourth-largest premium spirits brand measured by both volume and retail value.[2] During calendar 2018, JDTW grew volume for the 27th consecutive year[1] and, among the top five premium spirits brands on the list, was the only one to grow volume in each of the past five years[2] – an achievement that underscores our belief in the brand’s sustainable appeal and long-term growth potential. Underlying net sales growth of JDTW was broad based, led by increases in Brazil, Germany, Poland, Russia, Spain, and China. These increases were partially offset by the incremental costs associated with tariffs in certain markets in the rest of developed Europe, which reduced the underlying net sales growth of JDTW by approximately one percentage point. Slight declines in the United States, partially related to a route-to-market change in one state, also offset these gains.

1IWSR, 2018 data.
[2]Based on industry statistics published by Impact Databank, a well-known U.S. trade publication, in March 2019.

•	The Jack Daniel’s RTD/RTP brands grew underlying net sales driven by higher pricing in Australia along with consumer-led volumetric growth in Germany and the United States.

•
Since its introduction in late fiscal 2011, JDTH has contributed significantly to our net sales growth. JDTH remains one of the top 20 largest brands in the world priced over $25 per 750 ml bottle.[1] Underlying net sales gains were driven by broad-based volume growth, particularly in France, the United States, Mexico, and the United Kingdom.

•	Gentleman Jack grew underlying net sales driven by higher volumes in the United States along with broad-based international volume gains, particularly in the United Kingdom, Poland, and Australia.

•
JDTF grew underlying net sales led by increased volumes and favorable price/mix in the United States along with higher volumes in the United Kingdom and Brazil. JDTF has grown volumes each year since its introduction in late fiscal 2015.

•
Our Other Jack Daniel’s whiskey brands increased underlying net sales driven by (a) higher volumes of JDSB in the United States and the United Kingdom, (b) the launch of Jack Daniel’s Bottled-in-Bond in Travel Retail, and (c) the launch of JDTR in Travel Retail and select European markets. JDTR is the third largest rye brand in the world in just its second year on the market.[1]

◦
Woodford Reserve was once again selected as an Impact “Hot Brand.”[2] The United States is by far the brand’s most important market and was responsible for most of its growth during fiscal 2019. However, the brand continued its momentum outside the United States, growing volumes 17%, driven by Travel Retail. Woodford Reserve is the leading super-premium American whiskey globally[1], and is poised for continued growth as interest in bourbon continues to increase around the world. We plan to continue devoting substantial resources to Woodford Reserve to support its growth potential with sustained advertising, including our Kentucky Derby sponsorship, and ongoing capital investments.

•
Tequila brands grew volumes 3% in fiscal 2019, while reported net sales increased 6% and underlying net sales grew 12% after adjusting for (a) the negative effect of foreign exchange (reflecting the strengthening of the dollar against the Mexican peso) and (b) the adoption of the revenue recognition accounting standard.

◦	el Jimador grew underlying net sales driven by consumer-led volumetric growth and favorable price/mix in the United States and Mexico. Mexico also benefited from the launch of el Jimador Cristalino.

◦
Herradura grew underlying net sales driven by increased volumes and higher prices in the brand’s largest markets, the United States and Mexico, as both markets benefited from consumer-led volumetric growth of the brand’s “cristalino” tequila expression, Herradura Ultra. We remain focused on developing Herradura in the United States, which has considerable potential for growth, strengthening our position in Mexico, and continuing to build our presence in higher-value tequila markets throughout the world.

•
Finlandia volumes fell 1% in fiscal 2019, while reported net sales decreased 4% and underlying net sales declined 1% after adjusting for (a) the negative effect of foreign exchange (reflecting the strengthening of the dollar against the Russian ruble, Turkish lira, and Ukrainian hryvnia), (b) an estimated net increase in distributor inventories, and (c) the adoption of the revenue recognition accounting standard. The decrease in underlying net sales was driven by unfavorable price/mix in Poland and lower volumes in the United States, partially offset by increased volumes and favorable price/mix in Russia and Ukraine.

•
Wine volumes were flat in fiscal 2019 and both reported and underlying net sales growth were also flat after adjusting underlying growth for an estimated net increase in distributor inventories and the adoption of the revenue recognition accounting standard. In the United States, higher volumes and favorable price/mix of Sonoma-Cutrer were offset by unfavorable price/mix and lower volumes of Korbel Champagne.

•
Rest of Portfolio volumes declined 8%, while reported net sales decreased 16% and underlying net sales dropped 3% after adjusting for (a) the negative effect of foreign exchange (reflecting the strengthening of the dollar against the Australian dollar, euro, and British pound), (b) the adoption of the revenue recognition accounting standard, and (c) an estimated net decrease in distributor inventories. The decrease in underlying net sales was due to discontinued agency brands in Turkey and unfavorable price/mix and lower volumes of Chambord in the United Kingdom.

•	Non-branded and bulk reported and underlying net sales grew 10% from increased bulk sales and higher volumes and prices for used barrels sales.

1IWSR, 2018 data.
[2]Impact Databank published the Impact’s “Hot Brands - Spirits” list in March 2019.

Year-Over-Year Comparisons
Net Sales

Percentage change versus the prior fiscal year ended April 30	2018	2019
Change in reported net sales	8%	2%
New accounting standard	—%	1%
Foreign exchange	(1%)	2%
Estimated net change in distributor inventories	(1%)	—%
Change in underlying net sales	6%	5%

Change in underlying net sales attributed to:
Volume	5%	3%
Net price/mix	2%	2%
Note: Totals may differ due to rounding
Fiscal 2019 compared to Fiscal 2018
Net sales of $3,324 million increased 2%, or $76 million, in fiscal 2019 compared to fiscal 2018. Underlying net sales grew 5% after adjusting reported results for (a) the negative effect of foreign exchange (reflecting the strengthening of the dollar against the Turkish lira, British pound, euro, Australian dollar, and Mexican peso) and (b) the adoption of the revenue recognition accounting standard. The change in underlying net sales comprised 3% volume growth and 2% price/mix. Volume growth was led by the Jack Daniel’s family of brands, our premium bourbons, and our tequilas brands. Price/mix was driven by (a) favorable portfolio mix reflecting faster growth from our higher-priced brands, most notably Woodford Reserve, the Jack Daniel’s family of brands, and our Scotch brands, (b) higher average pricing on our tequila brands and JD RTDs, and (c) favorable portfolio mix reflecting declines from our lower-priced brands, most notably Canadian Mist and Early Times. We estimate that lower pricing to certain customers related to tariffs reduced our underlying net sales growth by approximately one percentage point for fiscal 2019. See “Results of Operations - Fiscal 2019 Market Highlights and Fiscal 2019 Brand Highlights” above for further details on the factors contributing to the growth in underlying net sales for fiscal 2019.
Fiscal 2018 compared to Fiscal 2017
Net sales of $3,248 million increased 8%, or $254 million, in fiscal 2018 compared to fiscal 2017. Underlying net sales grew 6% after adjusting reported results for (a) the positive effect of foreign exchange (reflecting the weakening of the dollar against the euro, Polish zloty, and Mexican peso) and (b) an estimated net increase in distributor inventories. The change in underlying net sales comprised 5% volume growth and nearly 2% price/mix. Volume growth was led by the Jack Daniel's family of brands, our tequilas brands, and our premium bourbons. Price/mix was driven by (a) an increase in the share of sales of higher-margin brands, most notably the Jack Daniel’s family of brands and Woodford Reserve, and (b) higher average pricing on JD RTDs and tequilas.
Cost of Sales

Percentage change versus the prior fiscal year ended April 30	2018	2019
Change in reported cost of sales	7%	11%
Acquisitions and divestitures	1%	—%
New accounting standard	—%	—%
Foreign exchange	—%	2%
Estimated net change in distributor inventories	(1%)	—%
Change in underlying cost of sales	8%	12%

Change in underlying cost of sales attributed to:
Volume	5%	3%
Cost/mix	3%	9%
Note: Totals may differ due to rounding

Fiscal 2019 compared to Fiscal 2018
Cost of sales of $1,158 million increased $112 million, or 11%, in fiscal 2019 compared to fiscal 2018. Underlying cost of sales grew 12% after adjusting reported costs for the positive effect of foreign exchange driven by (a) higher input costs, including wood, agave, and depreciation expense related to capital expansion; (b) incremental costs associated with tariffs, primarily in Europe; and (c) higher volumes of the Jack Daniel’s family of brands, our premium bourbons, and our tequila brands. We estimate that incremental costs associated with tariffs increased our underlying cost of sales by approximately four percentage points.
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
Gross Profit

Percentage change versus the prior fiscal year ended April 30	2018	2019
Change in reported gross profit	9%	(2%)
New accounting standard	—%	1%
Foreign exchange	(2%)	2%
Estimated net change in distributor inventories	(1%)	—%
Change in underlying gross profit	6%	2%
Note: Totals may differ due to rounding
Gross Margin

Fiscal year ended April 30	2018	2019
Prior year gross margin	67.5%	67.8%
Price/mix	0.3%	0.4%
Cost	(0.7%)	(0.9%)
Acquisitions and divestitures	0.3%	—%
Tariffs[1]	—%	(1.6%)
New accounting standard	—%	(0.3%)
Foreign exchange	0.4%	(0.2%)
Change in gross margin	0.3%	(2.6%)
Current year gross margin	67.8%	65.2%
Note: Totals may differ due to rounding

1“Tariffs” include the combined effect of tariff-related costs, whether arising as a reduction of net sales or as an increase in cost of sales. See “Executive Summary - Tariffs” for additional details of these costs.
Fiscal 2019 compared to Fiscal 2018
Gross profit of $2,166 million decreased $36 million, or 2%, in fiscal 2019 compared to fiscal 2018. Underlying gross profit improved 2% after adjusting reported results for the negative effect of foreign exchange and the adoption of the revenue recognition accounting standard. The increase in underlying gross profit resulted from the same factors that contributed to the increase in underlying net sales, partially offset by the same factors that drove higher underlying cost of sales.
Gross margin decreased to 65.2% in fiscal 2019, down 2.6 percentage points from 67.8% in fiscal 2018. The decrease in gross margin was driven by incremental costs associated with tariffs and higher input costs.
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
Operating Expenses

Percentage change versus the prior year period ended April 30
2018	Reported	New Accounting Standard	Foundation	Foreign Exchange	Underlying
Advertising[1]	9%	—%	—%	(3%)	6%
SG&A1	16%	—%	(11%)	(2%)	4%
Total operating expenses[2]	14%	—%	(7%)	(2%)	5%

2019
Advertising	(2%)	4%	—%	2%	3%
SG&A	(16%)	1%	8%	2%	(5%)
Total operating expenses[2]	(11%)	2%	6%	2%	(2%)
Note: Totals may differ due to rounding

1We retrospectively adjusted our fiscal 2017 and fiscal 2018 advertising expense and SG&A expense as described in Note 2 to the accompanying financial statements and “Reclassifications” above. Our previously disclosed growth rates from fiscal 2017 vs. fiscal 2018 were as follows (reported/underlying): advertising expense (8% / 6%) and SG&A expense (15% / 3%).
2Operating expenses include advertising expense, SG&A expense, and other expense (income), net.
Fiscal 2019 compared to Fiscal 2018
Operating expenses totaled $1,022 million and decreased $132 million, or 11%, in fiscal 2019 compared to fiscal 2018. Underlying operating expenses declined 2% after adjusting for (a) the absence of the $70 million contribution to establish the Foundation in fiscal 2018, (b) the adoption of the revenue recognition accounting standard, and (c) the positive effect of foreign exchange.

•
Reported advertising expenses declined 2% in fiscal 2019 compared to fiscal 2018, while underlying advertising expenses increased 3% after adjusting for reclassifications related to the adoption of the revenue recognition accounting standard and the positive effect of foreign exchange. The increase in underlying advertising expense was driven by higher spending on our American whiskey portfolio with investments in (a) JDTW, led by increased spending in emerging markets;     (b) Woodford Reserve, partially due to our Kentucky Derby sponsorship; and (c) Old Forester, partially due to our new distillery and visitors’ center. Increased investments in our tequila brands in Mexico and the United States also contributed to our higher underlying advertising expense.

•
Reported SG&A expenses declined 16% in fiscal 2019 compared to fiscal 2018, while underlying SG&A declined 5% after adjusting for (a) the absence of the $70 million contribution to establish the Foundation in fiscal 2018, (b) the positive effect of foreign exchange, and (c) reclassifications related to the adoption of the revenue recognition accounting standard. The decrease in underlying SG&A was driven by lower personnel costs, primarily compensation-related costs.

Fiscal 2018 compared to Fiscal 2017
Operating expenses totaled $1,154 million and increased $143 million, or 14%, in fiscal 2018 compared to fiscal 2017. Underlying operating expenses grew 5% after adjusting for the establishment of the Foundation and the negative effect of foreign exchange.

•
Reported advertising expenses increased 9% in fiscal 2018 compared to fiscal 2017, while underlying advertising expenses increased 6% after adjusting for the negative effect of foreign exchange. The increase in underlying advertising expense was driven by higher spending on (a) our American whiskey portfolio in the United States, including JDTW, Woodford Reserve, Gentleman Jack, and the launch of JDTR; (b) the continued rollout of Slane Irish Whiskey in the United States; and (c) the expansion of our single-malt Scotch brands.

•
Reported SG&A expenses increased 16% in fiscal 2018 compared to fiscal 2017, while underlying SG&A increased 4% after adjusting reported results for the effect of our $70 million contribution to establish the Foundation and the negative effect of foreign exchange. The increase in underlying SG&A was driven by higher incentive compensation expenses and strategic investments, including our new Spain distribution operation, partially offset by continued tight management of discretionary spending.

Operating Income

Percentage change versus the prior fiscal year ended April 30	2018[1]	2019
Change in reported operating income	4%	9%
Foundation	7%	(7%)
Foreign exchange	(2%)	3%
Estimated net change in distributor inventories	(2%)	—%
Change in underlying operating income	6%	5%
Note: Totals may differ due to rounding

1We retrospectively adjusted our fiscal 2017 and fiscal 2018 operating income as described in Note 2 to the accompanying financial statements and “Reclassifications” above. Our previously disclosed reported and underlying growth rates from fiscal 2017 vs. fiscal 2018 were as follows: 5% reported, 8% underlying.
Fiscal 2019 compared to Fiscal 2018
Operating income was $1,144 million in fiscal 2019, an increase of $96 million, or 9%, compared to fiscal 2018. Underlying operating income grew 5% after adjusting for (a) the absence of the $70 million contribution to establish the Foundation in fiscal 2018 and (b) the negative effect of foreign exchange. The same factors that contributed to the growth in underlying gross profit also contributed to the growth in underlying operating income in addition to operating expense leverage driven by a reduction in underlying SG&A.
Operating margin increased 2.1 percentage points to 34.4% in fiscal 2019 from 32.3% in fiscal 2018. The increase in our operating margin was due to the absence of the $70 million contribution to establish the Foundation in fiscal 2018 and lower SG&A spend in fiscal 2019. These factors were partially offset by the decrease in underlying gross margin, largely reflecting the incremental costs associated with tariffs and higher input costs.
Fiscal 2018 compared to Fiscal 2017
Operating income was $1,048 million in fiscal 2018, an increase of $38 million, or 4%, compared to fiscal 2017. Underlying operating income growth was 6% after adjusting for (a) the establishment of the Foundation, (b) the positive effect of foreign exchange, and (c) an estimated net increase in distributor inventories, driven by the United States. The same factors that contributed to the growth in underlying gross profit also contributed to the growth in underlying operating income, enhanced by meaningful operating expense leverage, as underlying SG&A spend grew 4% compared to underlying net sales growth of 6%.
Operating margin declined 1.5 percentage points to 32.3% in fiscal 2018 from 33.8% in fiscal 2017. The decrease in our operating margin was primarily due to the 2.2 percentage point effect of the establishment of the Foundation, partially offset by operating expense leverage.
Fiscal 2019 compared to Fiscal 2018
Interest expense (net) increased $18 million, or 31%, in fiscal 2019 compared to fiscal 2018, due to a higher average long-term debt balance and a higher interest rate on our short-term borrowings.
Our effective tax rate for fiscal 2019 was 19.8% compared to 26.6% in fiscal 2018. The decrease in our effective tax rate was driven by the reduction in the U.S. statutory federal tax rate and a beneficial change in the discrete transitional impacts of the Tax Act. These reductions were partially offset by (a) a decrease in the beneficial impact of foreign earnings at lower rates, (b) the absence of the amortization of deferred tax benefit that was reclassified to retained earnings as a result of the application of ASU 2016-16, and (c) the impact of other miscellaneous provisions of the Tax Act. Because our fiscal year ends on April 30, the lower U.S. corporate income tax rate prescribed by the Tax Act was phased in, resulting in a U.S. statutory federal rate of 30.4% for our fiscal year ended April 30, 2018, and 21% for our current and subsequent fiscal years. See Note 12 to the Consolidated Financial Statements for additional information.
Diluted earnings per share were $1.73 in fiscal 2019, up 17% from $1.48 in fiscal 2018. This increase resulted from    (a) the absence of the $70 million contribution to establish the Foundation in fiscal 2018, (b) the benefit of a lower effective tax rate from the Tax Act, and (c) an increase in reported operating income. These benefits were partially offset by higher interest expense and non-operating postretirement expense.

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

Liquidity and Capital Resources
Our ability to generate cash from operations consistently is one of our most significant financial strengths. Our strong cash flows enable us to invest in our people, invest in our brands, invest in our assets, pay regular dividends, make strategic acquisitions that we believe will enhance shareholder value, repurchase shares of common stock, and, from time to time, pay special dividends. We believe cash flows from operations are sufficient to meet our expected operating and capital requirements for the foreseeable future.
Cash Flow Summary

(Dollars in millions)	2017	2018	2019
Operating activities	$656	$653	$800
Investing activities:
Acquisition of business	(307)	—	—
Additions to property, plant, and equipment	(112)	(127)	(119)
Other	(20)	(22)	—
	(439)	(149)	(119)
Financing activities:
Net change in short-term borrowings	(122)	(3)	(71)
Net proceeds from long-term debt	717	345	—
Acquisition of treasury stock	(561)	(1)	(207)
Dividends paid (regular)	(274)	(292)	(310)
Special dividend payment	—	(481)	—
Other	(45)	(34)	(11)
	(285)	(466)	(599)
Foreign exchange effect on cash and cash equivalents	(13)	19	(14)
Net increase (decrease) in cash and cash equivalents	$(81)	$57	$68
Fiscal 2019 compared to Fiscal 2018
Cash and cash equivalents increased $68 million in fiscal 2019, compared to an increase of $57 million in fiscal 2018. Cash provided by operations during fiscal 2019 was $800 million, up $147 million from fiscal 2018. The increase was largely attributable to certain capital deployment actions announced and implemented during fiscal 2018. Those actions included a special contribution of $120 million (in addition to other regular funding) for our U.S. pension plans and a $70 million contribution to create the Foundation. Excluding those items, cash provided by operations declined $43 million from fiscal 2018, due largely to the adverse effect of higher tariffs.
Cash used for investing activities was $119 million during fiscal 2019, compared to $149 million for the prior year. The $30 million decline primarily reflects an $19 million reduction in payments for corporate-owned life insurance and an $8 million decrease in capital spending.
Cash used for financing activities was $599 million during fiscal 2019, compared to $466 million for fiscal 2018. The $133 million increase largely reflects a $345 million decline in net proceeds from long-term debt, a $206 million increase in share repurchases, and a $68 million increase in net repayments of short-term debt, partially offset by a $463 million reduction in dividends (largely reflecting a special dividend payment of $481 million in fiscal 2018).
The impact on cash and cash equivalents as a result of exchange rate changes was a decrease of $14 million for fiscal 2019, compared to an increase of $19 million in the prior fiscal year.
Fiscal 2018 compared to Fiscal 2017
Cash and cash equivalents increased $57 million in fiscal 2018, compared to a decrease of $81 million in fiscal 2017. Cash provided by operations was down $3 million from fiscal 2017, as a $124 million increase in discretionary contributions to our pension plans was largely offset by higher earnings (net of a $70 million contribution to establish the Foundation) and a $66 million decline in income tax payments. The decline in income tax payments reflects the impact of the contributions to the pension plans and charitable foundation and the lower federal tax rates resulting from the enactment of the Tax Act.
Cash used for investing activities was $149 million during fiscal 2018, compared to $439 million for the prior year. The $290 million decrease largely reflects $307 million in cash paid to acquire BenRiach in June 2016, partially offset by a $15 million increase in capital spending during the current year. The increase in capital spending is largely attributable to the construction of new distilleries and visitors’ centers for both Slane Irish Whiskey and Old Forester and to the modernization and automation of our Brown-Forman Cooperage operation.
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
The impact on cash and cash equivalents as a result of exchange rate changes was an increase of $19 million for fiscal 2018, compared to a decline of $13 million in fiscal 2017.
Capital Expenditures
Over the past several fiscal years, we significantly increased the level of our capital spending in order to build the production platform for our current and expected future growth. Capital expenditures exceeded $100 million for each of the past six fiscal years from 2014 through 2019 compared to, on average, $60 million for the prior six fiscal years.
In fiscal 2019, we continued to modernize and automate the Brown-Forman Cooperage; we expect to complete that project in fiscal 2020. We also invested in expanding capacity, especially at Jack Daniel’s Distillery where we completed a multi-year project that (a) extended both the shipping warehouse and processing building, (b) renovated the bottling house, and (c) improved the shipping office.
In fiscal 2020, we expect capital expenditures to be approximately $130 million. We expect capital expenditures in fiscal 2021 and fiscal 2022 to remain at similar levels as we continue to evaluate both cost-saving initiatives and warehouse needs.
Share Repurchase Programs
Since the beginning of fiscal 2017, we have repurchased approximately 19 million shares of our common stock under two separate repurchase programs.

	Shares Purchased (Thousands)		Average Price Per Share, Including Brokerage Commissions		Total Cost of Shares
Period	Class A	Class B	Class A	Class B	(Millions)
May 1, 2016 – April 30, 2017	30	14,757	$38.77	$37.75	$558
May 1, 2018 – April 30, 2019	43	4,187	$47.49	$47.30	$200
	73	18,944			$758
Dividends
From fiscal 2017 through fiscal 2019, we paid dividends totaling $1,357 million, including the $481 million special cash dividend in fiscal 2018. As announced on May 23, 2019, our Board of Directors declared a regular quarterly cash dividend of $0.166 per share on our Class A and Class B common stock. Stockholders of record on June 6, 2019, will receive the dividend on July 1, 2019.
Sources of Liquidity
We manage liquidity to meet current obligations, fund capital expenditures, sustain and grow our regular dividends, and return cash to our shareholders from time to time through share repurchases and special dividends while reserving adequate debt capacity for unforeseen events and acquisition opportunities. Investment-grade credit ratings (A1 by Moody’s and A- by Standard & Poor’s) provide us with financial flexibility when accessing global credit markets.
In addition to our cash and cash equivalent balances, we have access to several liquidity sources to supplement our cash flow from operations. One of those sources is our $800 million commercial paper program that we regularly use to fund our short-term credit needs. Commercial paper outstanding was $215 million at April 30, 2018, and $150 million at April 30, 2019; details of average commercial paper balances are presented below.

	Year Ended
	April 30,
(Amounts in millions)	2018	2019
Average daily commercial paper balance	$485	$421
Average interest rate	1.39%	2.33%
Average days to maturity	31	31
Our commercial paper program is supported by available commitments under our currently undrawn $800 million bank credit facility that expires on November 10, 2022. Although unlikely, under extreme market conditions, one or more participating banks may not be able to fund its commitments under our credit facility. We believe the debt capital markets are accessible sources of long-term financing that could meet any additional liquidity needs. We believe our current liquidity position is sufficient to meet all of our future financial commitments.
As of April 30, 2019, approximately 70% of our cash and cash equivalents were held by our foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. During fiscal 2019, we changed our indefinite reinvestment assertion with respect to current year earnings and prior year undistributed earnings for one of those foreign subsidiaries and repatriated approximately $120 million of cash to the United States from this subsidiary. No incremental taxes were due on this distribution of cash beyond the repatriation tax recorded in fiscal 2018. In addition, we changed our indefinite reinvestment assertion with respect to current year earnings and prior year undistributed earnings for additional select foreign subsidiaries. The earnings for these select foreign subsidiaries are no longer indefinitely reinvested and may be distributed within our foreign entity structure; however, they remain indefinitely reinvested outside of the United States. We continue to evaluate our future cash deployment and may decide to repatriate additional cash held by other foreign subsidiaries to the United States. Future repatriations to the United States may require us to provide for and pay additional taxes.
Off-Balance Sheet Arrangements
As of April 30, 2019, we were not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations, or liquidity.
Long-Term Obligations
We have long-term obligations related to contracts, leases, borrowing arrangements, and employee benefit plans that we enter into in the normal course of business (see Notes 6, 7, and 10 to the Consolidated Financial Statements). The following table summarizes the amounts of those obligations as of April 30, 2019, and the years when they are expected to be paid.1 We expect to meet these obligations with internally generated funds.

(Dollars in millions)	Total	2020	2021-2022	2023-2024	After 2024
Long-term debt	$2,323	$—	$—	$250	$2,073
Interest on long-term debt	1,244	74	148	141	881
Tax Act repatriation tax	67	—	8	20	39
Grape purchases	24	12	10	1	1
Operating leases	59	23	26	8	2
Postretirement benefits[2]	25	25	n/a	n/a	n/a
Agave purchases[3]	25	n/a	n/a	n/a	n/a
Total	$3,767	$134	$192	$420	$2,996

[1]	Excludes liabilities for tax uncertainties, as we cannot reasonably predict their ultimate amount or timing of settlement.

[2]
As of April 30, 2019, we have unfunded pension and other postretirement benefit obligations of $204 million. Because we cannot determine the specific periods in which those obligations will be funded, the table above reflects no amounts related to those obligations other than the $25 million of expected contributions in fiscal 2020.

[3]
As discussed in Note 6 to the Consolidated Financial Statements, we have obligations to purchase agave, a plant whose sap forms the raw material for tequila. As of April 30, 2019, based on current market prices, obligations under these contracts totaled $25 million. Because we cannot determine the specific periods in which those obligations will be paid, the above table reflects only the total related to those obligations.

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
We assess our goodwill and other indefinite-lived intangible assets for impairment at least annually. Goodwill is impaired when the carrying amount of the related reporting unit exceeds its estimated fair value, in which case we write down the goodwill by the amount of the excess (limited to the carrying amount of the goodwill). We estimate the reporting unit’s fair value using discounted estimated future cash flows or market information. Similarly, a brand name is impaired when its carrying amount exceeds its estimated fair value, in which case we write down the brand name to its estimated fair value. We typically estimate the fair value of a brand name using either the “relief from royalty” or “excess earnings” method. We also consider market values for similar assets when available. Considerable management judgment is necessary to estimate fair value, including making assumptions about future cash flows, discount rates, and royalty rates.
We have the option, before quantifying the fair value of a reporting unit or brand name, to evaluate qualitative factors to assess whether it is more likely than not that our goodwill or brand names are impaired. If we determine that is not the case, then we are not required to quantify the fair value. That assessment also takes considerable management judgment.
Based on our assumptions, we believe none of our goodwill or other intangibles are impaired. Further, we estimate the fair values of goodwill and other intangible assets substantially exceed their carrying amounts, with the exception of two brand name intangible assets. As of April 30, 2019, the carrying amounts of these two brand names totaled $360 million. Net sales attributable to these two brand names currently represent approximately 5% of our consolidated net sales.
Reasonably possible changes in the assumptions used to estimate the fair value of either brand name could result in a future impairment charge. For example, we estimate that (a) a 10% decline in projected future cash flows for both brands would result in a total non-cash impairment charge of approximately $5 million and (b) a 1 percentage point change in the discount rate would result in a total non-cash impairment charge of approximately $8 million.
Pension and Other Postretirement Benefits
We sponsor various defined benefit pension plans and postretirement plans providing retiree health care and retiree life insurance benefits. Benefits are based on factors such as years of service and compensation level during employment. We expense the benefits expected to be paid over employees’ expected service. This requires us to make assumptions to determine the net benefit expense and obligations, such as interest rates, return on plan assets, the rate of salary increases, expected service, and health care cost trend rates.
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
Beginning in fiscal 2018, we changed the method used to estimate the service cost and interest cost components of net periodic benefit cost for our U.S. pension and other postretirement benefit plans. The new estimation approach discounts the individual expected cash flows underlying the service cost and interest cost using the applicable spot rates derived from the yield curve used to discount the cash flows used to measure the benefit obligation at the beginning of the period. Previously, we estimated these service and interest cost components using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. We believe the new approach provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. We accounted for this change in estimate prospectively, beginning May 1, 2017. The new approach does not affect the measurement of our plan obligations, but generally results in lower service cost and interest cost in periods when the yield curve slopes upward.

The following table compares the assumed discount rates and expected return on assets used in determining net periodic benefit cost for fiscal 2019 to those to be used in determining that cost for fiscal 2020.

	Pension Benefits		Medical and Life Insurance Benefits
	2019	2020	2019	2020
Discount rate for service cost	4.30%	4.17%	4.34%	4.24%
Discount rate for interest cost	3.93%	3.57%	3.90%	3.53%
Expected return on plan assets	6.50%	6.50%	n/a	n/a
Using these assumptions, we estimate our pension and other postretirement benefit cost for fiscal 2020 will be approximately $29 million. The following table compares the actual cost for fiscal 2019 to the estimated cost for fiscal 2020.

(Dollars in millions)	2019 Actual	2020 Estimated
Service cost	$25	$24
Non-operating costs	22	5
Total	$47	$29
Decreasing/increasing the assumed discount rates by 50 basis points would increase/decrease the total fiscal 2020 cost by approximately $6 million (including $2 million of service cost and $4 million of non-operating costs). Decreasing/increasing the assumed return on plan assets by 50 basis points would increase/decrease the total fiscal 2020 cost by approximately $4 million (consisting only of non-operating costs).
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
Updated Accounting Standards
See Note 2 to the Consolidated Financial Statements for information about updated accounting standards that we have recently adopted or will adopt in future periods.
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

•
Our Chief Ethics, Compliance, and Risk Officer is responsible for Enterprise Risk Management and reports to the Board at least annually. Our Enterprise Risk Management program includes systematically identifying and evaluating the major risks we face, identifying people responsible for managing each risk, ensuring that risk mitigation plans are in place and, together with internal audit, verifying that mitigation plans are being followed.

•
Our Risk Management function identifies and assesses potential operational hazards and safety and security risks, and facilitates ongoing communication about those risks with our executive leaders. Within Risk Management, our crisis management team facilitates simulations with the appropriate function and executive leaders to increase awareness and preparedness.

•	Our Internal Audit Department evaluates the ongoing effectiveness of our key internal controls through periodic audit and review procedures.

•
The Chief Ethics, Compliance, and Risk Officer helps ensure that all of our employees’ actions globally comply with all applicable laws, our Code of Conduct, and our internal policies. The Chief Ethics, Compliance, and Risk Officer reports the status of our compliance efforts four times a year to the Audit Committee.

Market risks
We face market risks arising from changes in foreign currency exchange rates, commodity prices, and interest rates. We manage market risks through procurement strategies as well as the use of derivative and other financial instruments. Our risk management program is governed by policies that authorize and control the nature and scope of transactions that we use to mitigate market risks. Our policy permits the use of derivative financial instruments to mitigate market risks but prohibits their use for speculative purposes.
Foreign currency exchange rate risk. Foreign currency fluctuations affect our net investments in foreign subsidiaries and foreign currency-denominated cash flows. In general, we expect our cash flows to be negatively affected by a stronger dollar and positively affected by a weaker dollar. Our most significant foreign currency exposures include the euro (EUR), the British pound (GBP), the Australian dollar (AUD), the Polish zloty (PLN), the Mexican peso (MXN), and the Russian ruble (RUB). We manage our foreign currency exposures through derivative financial instruments, principally foreign currency forward contracts, and debt denominated in foreign currency. We had outstanding currency derivatives with notional amounts totaling $1,098 million and $1,241 million at April 30, 2018 and 2019, respectively.
We estimate that a hypothetical 10% weakening of the dollar compared to exchange rates of hedged currencies as of April 30, 2019, would decrease the fair value of our then-existing foreign currency derivative contracts by approximately $51 million. This hypothetical change in fair value does not consider the expected inverse change in the underlying foreign currency exposures.
Commodity price risk. Commodity price changes can affect our production and supply chain costs. Our most significant commodities exposures include corn, malted barely, rye, natural gas, agave, and wood. We manage certain exposures through a combination of purchase orders and long-term supply contracts.
Interest rate risk. Interest rate changes affect (a) the fair value of our fixed-rate debt, and (b) cash flows and earnings related to our variable-rate debt and interest-bearing investments. In addition to currently outstanding debt, any potential future debt offerings are subject to interest rate risk. Our interest rate exposures include U.S. Treasury rates, European Central Bank rates, British government rates, and LIBOR.
As of April 30, 2019, our cash and cash equivalents ($307 million) and variable-rate debt ($150 million) were exposed to interest rate changes. Based on the then-existing balances of these items, a hypothetical one percentage point increase in interest rates would result in a negligible decrease in net interest expense.
See Notes 14 and 15 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” (the Consolidated Financial Statements) for additional information on our foreign currency exchange rate risk. See Note 6 to the Consolidated Financial Statements for details on our grape and agave purchase obligations, which are exposed to commodity price risk, and “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our pension and other postretirement plans’ exposure to interest rate risks. Also see “Item 1A. Risk Factors” for details on how economic conditions affecting market risks also affect the demand for and pricing of our products and how we are affected by exchange rate fluctuations.

Item 8. Financial Statements and Supplementary Data

Reports of Management
Management’s Responsibility for Financial Statements
Our management is responsible for preparing, presenting, and ensuring the integrity of the financial information presented in this report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States, including amounts based on management’s best estimates and judgments. In management’s opinion, the consolidated financial statements fairly present the Company’s financial position, results of operations, and cash flows.
The Audit Committee of the Board of Directors, comprising only independent directors, meets regularly with our external auditors, the independent registered public accounting firm PricewaterhouseCoopers LLP (PwC); with our internal auditors; and with representatives of management to review accounting, internal control structure, and financial reporting matters. Our internal auditors and PwC have full, free access to the Audit Committee. As set forth in our Code of Conduct and Corporate Governance Guidelines, we are firmly committed to adhering to the highest standards of moral and ethical behavior in our business activities.
Management’s Report on Internal Control over Financial Reporting
Management is also responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
As of the end of our fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of April 30, 2019. PwC, which audited and reported on the Company’s consolidated financial statements, has audited the effectiveness of our internal control over financial reporting as of April 30, 2019, as stated in their report.

Dated:	June 13, 2019
		By:	/s/ Lawson E. Whiting
Lawson E. Whiting
President and Chief Executive Officer

		By:	/s/ Jane C. Morreau
Jane C. Morreau
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
of Brown-Forman Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Brown-Forman Corporation and its subsidiaries (the “Company”) as of April 30, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2019, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended April 30, 2019 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of April 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky
June 13, 2019

We have served as the Company’s auditor since 1933.

Brown-Forman Corporation and Subsidiaries
Consolidated Statements of Operations
(Dollars in millions, except per share amounts)

Year Ended April 30,	2017	2018	2019
Sales	$3,857	$4,201	$4,276
Excise taxes	863	953	952
Net sales	2,994	3,248	3,324
Cost of sales	973	1,046	1,158
Gross profit	2,021	2,202	2,166
Advertising expenses	372	405	396
Selling, general, and administrative expenses	657	765	641
Other expense (income), net	(18)	(16)	(15)
Operating income	1,010	1,048	1,144
Non-operating postretirement expense	21	9	22
Interest income	(3)	(6)	(8)
Interest expense	59	68	88
Income before income taxes	933	977	1,042
Income taxes	264	260	207
Net income	$669	$717	$835
Earnings per share:
Basic	$1.38	$1.49	$1.74
Diluted	$1.37	$1.48	$1.73

The accompanying notes are an integral part of the consolidated financial statements.

Brown-Forman Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in millions)

Year Ended April 30,	2017	2018	2019
Net income	$669	$717	$835
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(73)	24	(27)
Cash flow hedge adjustments	—	(28)	48
Postretirement benefits adjustments	33	16	(6)
Net other comprehensive income (loss)	(40)	12	15
Comprehensive income	$629	$729	$850

The accompanying notes are an integral part of the consolidated financial statements.

Brown-Forman Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollars in millions)

April 30,	2018	2019
Assets
Cash and cash equivalents	$239	$307
Accounts receivable, net	639	609
Inventories:
Barreled whiskey	947	1,004
Finished goods	225	279
Work in process	117	152
Raw materials and supplies	90	85
Total inventories	1,379	1,520
Other current assets	298	283
Total current assets	2,555	2,719
Property, plant, and equipment, net	780	816
Goodwill	763	753
Other intangible assets	670	645
Deferred tax assets	16	16
Other assets	192	190
Total assets	$4,976	$5,139
Liabilities
Accounts payable and accrued expenses	$581	$544
Accrued income taxes	25	9
Short-term borrowings	215	150
Total current liabilities	821	703
Long-term debt	2,341	2,290
Deferred tax liabilities	85	145
Accrued pension and other postretirement benefits	191	197
Other liabilities	222	157
Total liabilities	3,660	3,492
Commitments and contingencies
Stockholders’ Equity
Common stock:
Class A, voting, $0.15 par value (170,000,000 shares authorized; 170,000,000 shares issued)	25	25
Class B, nonvoting, $0.15 par value (400,000,000 shares authorized; 314,532,000 shares issued)	47	47
Additional paid-in capital	4	—
Retained earnings	1,730	2,238
Accumulated other comprehensive income (loss), net of tax	(378)	(363)
Treasury stock, at cost (3,531,000 and 7,360,000 shares in 2018 and 2019, respectively)	(112)	(300)
Total stockholders’ equity	1,316	1,647
Total liabilities and stockholders’ equity	$4,976	$5,139

The accompanying notes are an integral part of the consolidated financial statements.

Brown-Forman Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in millions)

Year Ended April 30,	2017	2018	2019
Cash flows from operating activities:
Net income	$669	$717	$835
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	58	64	72
Stock-based compensation expense	14	19	14
Deferred income tax provision (benefit)	(10)	(69)	38
U.S. Tax Act repatriation tax provision (benefit)	—	91	(4)
Other, net	11	(8)	8
Changes in assets and liabilities, excluding the effects of acquisition of business:
Accounts receivable	6	(70)	23
Inventories	(86)	(102)	(162)
Other current assets	12	29	30
Accounts payable and accrued expenses	(17)	58	(43)
Accrued income taxes	(11)	8	(16)
Other operating assets and liabilities	10	(84)	5
Cash provided by operating activities	656	653	800
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(307)	—	—
Additions to property, plant, and equipment	(112)	(127)	(119)
Payments for corporate-owned life insurance	(17)	(21)	(2)
Proceeds from corporate-owned life insurance	—	—	4
Computer software expenditures	(3)	(1)	(2)
Cash used for investing activities	(439)	(149)	(119)
Cash flows from financing activities:
Net change in short-term borrowings	(122)	(3)	(71)
Repayment of long-term debt	—	(250)	—
Proceeds from long-term debt	717	595	—
Debt issuance costs	(5)	(6)	—
Net payments related to exercise of stock-based awards	(10)	(28)	(11)
Acquisition of treasury stock	(561)	(1)	(207)
Dividends paid	(274)	(773)	(310)
Repayment of short-term obligation associated with acquisition of business	(30)	—	—
Cash used for financing activities	(285)	(466)	(599)
Effect of exchange rate changes on cash and cash equivalents	(13)	19	(14)
Net increase (decrease) in cash and cash equivalents	(81)	57	68
Cash and cash equivalents, beginning of period	263	182	239
Cash and cash equivalents, end of period	$182	$239	$307
Supplemental disclosure of cash paid for:
Interest	$48	$65	$90
Income taxes	$266	$200	$201

The accompanying notes are an integral part of the consolidated financial statements.

Brown-Forman Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Dollars in millions, except per share amounts)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2016	$13	$21	$114	$4,065	$(350)	$(2,301)	$1,562
Cumulative effect of change in accounting principle (Note 2)				10			10
Stock split (Note 8)	12	22	(34)				—
Net income				669			669
Net other comprehensive income (loss)					(40)		(40)
Cash dividends ($0.564 per share)				(274)			(274)
Acquisition of treasury stock						(561)	(561)
Stock-based compensation expense			14				14
Stock issued under compensation plans						19	19
Loss on issuance of treasury stock issued under compensation plans			(29)				(29)
Balance at April 30, 2017	25	43	65	4,470	(390)	(2,843)	1,370
Retirement of treasury stock (Note 8)		(10)	(8)	(2,684)		2,702	—
Stock split (Note 8)		14	(14)				—
Net income				717			717
Net other comprehensive income (loss)					12		12
Cash dividends ($1.608 per share)				(773)			(773)
Acquisition of treasury stock						(1)	(1)
Stock-based compensation expense			19				19
Stock issued under compensation plans						30	30
Loss on issuance of treasury stock issued under compensation plans			(58)				(58)
Balance at April 30, 2018	25	47	4	1,730	(378)	(112)	1,316
Cumulative effect of change in accounting principle (Note 2)				(5)			(5)
Net income				835			835
Net other comprehensive income (loss)					15		15
Cash dividends ($0.648 per share)				(310)			(310)
Acquisition of treasury stock						(207)	(207)
Stock-based compensation expense			14				14
Stock issued under compensation plans						19	19
Loss on issuance of treasury stock issued under compensation plans			(18)	(12)			(30)
Balance at April 30, 2019	$25	$47	$—	$2,238	$(363)	$(300)	$1,647

The accompanying notes are an integral part of the consolidated financial statements.

Brown-Forman Corporation and Subsidiaries
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
Allowance for doubtful accounts. We evaluate the collectability of accounts receivable based on a combination of factors. When we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance to reduce the net recognized receivable to the amount we believe will be collected. We write off the uncollectable amount against the allowance when we have exhausted our collection efforts. The allowance for doubtful accounts was $7 as of both April 30, 2018 and 2019.
Inventories. Inventories are valued at the lower of cost or net realizable value. Approximately 52% of our consolidated inventories are valued using the last-in, first-out (LIFO) cost method, which we use for the majority of our U.S. inventories. We value the remainder of our inventories primarily using the first-in, first-out (FIFO) cost method. FIFO cost approximates current replacement cost. If we had used the FIFO method for all inventories, they would have been $290 and $303 higher than reported at April 30, 2018 and 2019, respectively.
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
We assess our goodwill and other indefinite-lived intangible assets for impairment at least annually. Goodwill is impaired when the carrying amount of the related reporting unit exceeds its estimated fair value, in which case we write down the goodwill by the amount of the excess (limited to the carrying amount of the goodwill). We estimate the reporting unit’s fair value using discounted estimated future cash flows or market information. Similarly, a brand name is impaired when its carrying amount exceeds its estimated fair value, in which case we write down the brand name to its estimated fair value. We typically estimate the fair value of a brand name using either the “relief from royalty” or “excess earnings” method. We also consider market values for similar assets when available. Considerable management judgment is necessary to estimate fair value, including the selection of assumptions about future cash flows, discount rates, and royalty rates.
We have the option, before quantifying the fair value of a reporting unit or brand name, to evaluate qualitative factors to assess whether it is more likely than not that our goodwill or brand names are impaired. If we determine that is not the case, then we are not required to quantify the fair value. That assessment also takes considerable management judgment.
Revenue recognition. Our net sales predominantly reflect global sales of beverage alcohol consumer products. We sell these products under contracts with different types of customers, depending on the market. The customer is most often a distributor, wholesaler, or retailer.
Each contract typically includes a single performance obligation to transfer control of the products to the customer. Depending on the contract, control is transferred when the products are either shipped or delivered to the customer, at which point we recognize the transaction price for those products as net sales. The transaction price recognized at that point reflects our estimate of the consideration to be received in exchange for the products. The actual amount may ultimately differ due to the effect of various customer incentives and trade promotion activities. In making our estimates, we consider our historical experience and current expectations, as applicable. Subsequent adjustments recognized for changes in estimated transaction prices are typically not material.
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
Stock-based compensation. We use stock-based awards as part of our incentive compensation for eligible employees and directors. We recognize the grant-date fair value of an award as compensation expense on a straight-line basis over the requisite service period, which typically corresponds to the vesting period for the award. Upon forfeiture of an award prior to vesting, we reverse any previously-recognized compensation expense related to that award. We classify stock-based compensation expense within selling, general, and administrative expenses.
As we recognize compensation expense for a stock-based award, we concurrently recognize a related deferred tax asset. The subsequent vesting or exercise of the award will generally result in an actual tax benefit that differs from the deferred tax asset that had been recorded. The excess (deficiency) of the actual tax benefit over (under) the previously-recorded tax asset is recognized as income tax benefit (expense) on the date of vesting or exercise.
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
We assess our uncertain income tax positions in two steps. First, we evaluate whether the tax position will more likely than not, based on its technical merits, be sustained upon examination, including resolution of any related appeals or litigation. For a tax position that does not meet this first criterion, we recognize no tax benefit. For a tax position that does meet the first criterion, we recognize a tax benefit in an amount equal to the largest amount of benefit that we believe has more than a 50% likelihood of being realized upon ultimate resolution. We record interest and penalties on uncertain tax positions as income tax expense.
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
2. Adoption of Updated Accounting Standards
We adopted the following Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB) as of May 1, 2016:

•
ASU 2016-09: Improvements to Employee Share-Based Payment Accounting. This new guidance amends certain aspects of the accounting for stock-based compensation, including the income tax consequences. Under the new guidance, we recognize all tax benefits related to stock-based compensation as an income tax benefit in our statement of operations, and include all income tax cash flows within operating activities in our statement of cash flows. Under the previous accounting guidance, we recognized some of those tax benefits (excess tax benefits) as additional paid-in capital and classified that amount as a financing activity in our statement of cash flows. We adopted these provisions of the new guidance on a prospective basis.

Also, under the new guidance, we recognize the excess tax benefits during the period in which the related awards vest or are exercised. Under the previous accounting guidance, we recognized those benefits during the period in which they reduced taxes payable. We adopted this provision of the new guidance on a modified retrospective basis through a cumulative-effect adjustment that increased retained earnings as of May 1, 2016, by $10.
We adopted the following ASUs as of May 1, 2018:

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

We adopted ASC 606 using the modified retrospective method. As a result, we recorded an adjustment that decreased retained earnings as of May 1, 2018, by $25 (net of tax). The adjustment reflects the cumulative effect on that date of applying our updated revenue recognition policy, under which we recognize the cost of certain customer incentives earlier than we did before adopting ASC 606. Although this change in timing did not have a significant impact on a full-year basis, there was some change in the timing of recognition across periods. Additionally, some payments to customers that we classified as expenses before adopting the new standard are classified as reductions of net sales under our new policy.

The following table shows how the adoption of ASC 606 impacted our consolidated statement of operations for the year ended April 30, 2019:

	Year Ended April 30, 2019
	Under Prior Guidance	As Reported Under ASC 606	Effect of Adoption
Sales	$4,299	$4,276	$(23)
Excise taxes	952	952	—
Net sales	3,347	3,324	(23)
Cost of sales	1,157	1,158	1
Gross profit	2,190	2,166	(24)
Advertising expenses	410	396	(14)
Selling, general, and administrative expenses	649	641	(8)
Other expense (income), net	(15)	(15)	—
Operating income	1,146	1,144	(2)
Non-operating postretirement expense	22	22	—
Interest income	(8)	(8)	—
Interest expense	88	88	—
Income before income taxes	1,044	1,042	(2)
Income taxes	208	207	(1)
Net income	$836	$835	$(1)
Earnings per share:
Basic	$1.74	$1.74	$—
Diluted	$1.73	$1.73	$—
The following table shows how the adoption of ASC 606 impacted our consolidated balance sheet as of April 30, 2019:

	As of April 30, 2019
	Under Prior Guidance	As Reported Under ASC 606	Effect of Adoption
Assets:
Other current assets	$284	$283	$(1)
Deferred tax assets	15	16	1
Total assets	5,139	5,139	—

Liabilities:
Accounts payable and accrued expenses	$511	$544	$33
Accrued income taxes	8	9	1
Deferred tax liabilities	153	145	(8)
Total liabilities	3,466	3,492	26

Stockholders’ Equity:
Retained earnings	$2,264	$2,238	$(26)
Total stockholders’ equity	1,673	1,647	(26)

•
ASU 2016-15: Classification of Certain Cash Receipts and Cash Payments. This new guidance addresses eight specific issues related to the classification of certain cash receipts and cash payments on the statement of cash flows. The impact of adopting the new guidance was limited to a change in our classification of cash payments for premiums on corporate-owned life insurance policies, which we previously reflected in operating activities. Under the new guidance, we classify those payments as investing activities. We retrospectively adjusted prior year cash flow statements to conform to the new classification. As a result, we reclassified payments (from operating activities to investing activities) of $17 and $21 for fiscal 2017 and 2018, respectively.

•
ASU 2016-16: Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. This revised guidance requires the recognition of the income tax consequences (expense or benefit) of an intercompany transfer of assets other than inventory when the transfer occurs. It maintains the existing requirement to defer the recognition of the income tax consequences of an intercompany transfer of inventory until the inventory is sold to an outside party. We applied the guidance on a modified retrospective basis through a cumulative-effect adjustment that increased retained earnings as of May 1, 2018, by $20. This includes $27 related to the intercompany transfer of assets described in Note 12. The $7 offset is related to deferred taxes established for other intercompany transfers of assets.

•
ASU 2017-07: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This new guidance addresses the presentation of the net periodic cost (NPC) associated with pension and other postretirement benefit plans. The guidance requires the service cost component of the NPC to be reported in the statement of operations in the same line item(s) as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of the NPC are to be presented separately from the service cost and outside of income from operations. In addition, the guidance allows only the service cost component of NPC to be eligible for capitalization when applicable. We applied the guidance retrospectively for the presentation in the statement of operations and prospectively for the capitalization of service cost. The retrospective application increased previously-reported operating income for fiscal 2017 and fiscal 2018 by $21 and $9, respectively. As the retrospective application merely reclassified amounts from operating income to non-operating expense, there was no effect on previously-reported net income or earnings per share.

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

We will adopt ASC 842 as of May 1, 2019, using a modified retrospective transition approach for leases existing at that date. For the transition, we plan to elect to use the package of practical expedients to not reassess (a) whether existing contracts are or contain leases, (b) the classification of existing leases, and (c) initial direct costs for existing leases.
We are in the final stages of the project to implement the new standard, which has included collecting and evaluating data about our lease arrangements (including potential embedded leases), assessing policy elections, implementing a new lease accounting system, and identifying and making other changes to our processes and controls to meet the requirements of the new standard. Although subject to change as we complete the implementation of the new standard, we currently expect to record lease liabilities and right-of use assets of approximately $55 upon adoption. We do not currently expect adoption to have a material impact on our results of operations, stockholders’ equity, or cash flows.

•
ASU 2018-02: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This new guidance would allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act enacted by the U.S. government in December 2017. We currently plan to make the reclassification, which we estimate will increase retained earnings and decrease accumulated other comprehensive income as of May 1, 2019, by approximately $40.

There are no other new accounting standards or updates to be adopted that we currently believe might have a significant impact on our consolidated financial statements.

3. Balance Sheet Information
Supplemental information on our year-end balance sheets is as follows:

April 30,	2018	2019
Other current assets:
Prepaid taxes	$196	$191
Other	102	92
	$298	$283
Property, plant, and equipment:
Land	$82	$82
Buildings	568	617
Equipment	725	769
Construction in process	61	57
	1,436	1,525
Less accumulated depreciation	656	709
	$780	$816
Accounts payable and accrued expenses:
Accounts payable, trade	$154	$150
Accrued expenses:
Advertising and promotion	136	160
Compensation and commissions	99	84
Excise and other non-income taxes	77	63
Other	115	87
	427	394
	$581	$544
Accumulated other comprehensive income (loss), net of tax:
Currency translation adjustments	$(180)	$(207)
Cash flow hedge adjustments	(17)	31
Postretirement benefits adjustments	(181)	(187)
	$(378)	$(363)
4. Earnings per Share
We calculate basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share further includes the dilutive effect of stock-based compensation awards. We calculate that dilutive effect using the “treasury stock method” (as defined by GAAP).
The following table presents information concerning basic and diluted earnings per share:

	2017	2018	2019
Net income available to common stockholders	$669	$717	$835
Share data (in thousands):
Basic average common shares outstanding	484,635	480,319	478,956
Dilutive effect of stock-based awards	3,442	3,929	3,111
Diluted average common shares outstanding	488,077	484,248	482,067

Basic earnings per share	$1.38	$1.49	$1.74
Diluted earnings per share	$1.37	$1.48	$1.73
We excluded common stock-based awards for approximately 2,145,000 shares, 805,000 shares, and 447,000 shares from the calculation of diluted earnings per share for 2017, 2018, and 2019, respectively, because they were not dilutive for those periods under the treasury stock method.

5. Goodwill and Other Intangible Assets
The following table shows the changes in goodwill (which include no accumulated impairment losses) and other intangible assets over the past two years:

	Goodwill	Other Intangible Assets
Balance as of April 30, 2017	$753	$641
Foreign currency translation adjustment	10	31
Impairment	—	(2)
Balance as of April 30, 2018	763	670
Foreign currency translation adjustment	(10)	(25)
Balance as of April 30, 2019	$753	$645
Our other intangible assets consist of trademarks and brand names, all with indefinite useful lives. During fiscal 2018, we recorded a $2 impairment charge related to the write-off of the carrying amount of an immaterial discontinued brand name.
6. Commitments and Contingencies
Commitments. We made rental payments for real estate, vehicles, and office, computer, and manufacturing equipment under operating leases of $23, $26, and $28 during 2017, 2018, and 2019, respectively. We have commitments related to minimum lease payments of $23 in 2020, $16 in 2021, $10 in 2022, $5 in 2023, $3 in 2024, and $2 after 2024.
We have contracted with various growers and wineries to supply some of our future grape and bulk wine requirements. Many of these contracts call for prices to be adjusted annually up or down, according to market conditions. Some contracts set a fixed purchase price that might be higher or lower than prevailing market prices. We have total purchase obligations related to both types of contracts of $12 in 2020, $6 in 2021, $4 in 2022, $1 in 2023, $0 in 2024, and $1 after 2024.
We also have contracts for the purchase of agave, which is used to produce tequila. These contracts provide for prices to be determined based on market conditions at the time of harvest, which, although not specified, is expected to occur over the next 10 years. As of April 30, 2019, based on current market prices, obligations under these contracts total $25.
Contingencies. We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe it is reasonably possible that these existing loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies are recorded as of April 30, 2019.
Guaranty. We have guaranteed the repayment by a third-party importer of its obligation under a bank credit facility that it uses in connection with its importation of our products in Russia. If the importer were to default on that obligation, which we believe is unlikely, our maximum possible exposure under the existing terms of the guaranty would be approximately $10 (subject to changes in foreign currency exchange rates). Both the fair value and carrying amount of the guaranty are insignificant.
As of April 30, 2019, our actual exposure under the guaranty of the importer’s obligation is approximately $4. We also have accounts receivable from that importer of approximately $5 at that date, which we expect to collect in full.
Based on the financial support we provide to the importer, we believe it meets the definition of a variable interest entity. However, because we do not control this entity, it is not included in our consolidated financial statements.

7. Debt and Credit Facilities
Our long-term debt (net of unamortized discounts and issuance costs) consisted of:

April 30,	2018	2019
2.25% senior notes, $250 principal amount, due January 15, 2023	$248	$249
3.50% senior notes, $300 principal amount, due April 15, 2025	296	297
1.20% senior notes, €300 principal amount, due July 7, 2026	361	333
2.60% senior notes, £300 principal amount, due July 7, 2028	408	383
4.00% senior notes, $300 principal amount, due April 15, 2038	293	293
3.75% senior notes, $250 principal amount, due January 15, 2043	248	248
4.50% senior notes, $500 principal amount, due July 15, 2045	487	487
	$2,341	$2,290
Debt payments required over the next five fiscal years consist of $0 in 2020, $0 in 2021, $0 in 2022, $250 in 2023, $0 in 2024, and $2,073 after 2024.
The senior notes contain terms and covenants customary of these types of unsecured securities, including limitations on the amount of secured debt we can issue.
As of April 30, 2018, our short-term borrowings consisted of $215 of commercial paper, with an average interest rate of 2.04% and an average remaining maturity of 23 days. As of April 30, 2019, our short-term borrowings consisted of $150 of commercial paper, with an average interest rate of 2.60% and an average remaining maturity of 18 days.
We have a committed revolving credit agreement with various U.S. and international banks for $800 that expires in November 2022. At April 30, 2019, there were no borrowings outstanding under this facility.
8. Common Stock
The following table shows the change in outstanding common shares during each of the last three years:

	Outstanding
(Shares in thousands)	Class A	Class B	Total
Balance at April 30, 2016	169,060	325,293	494,353
Acquisition of treasury stock	(77)	(14,768)	(14,845)
Stock issued under compensation plans	68	530	598
Balance at April 30, 2017	169,051	311,055	480,106
Acquisition of treasury stock	(25)	(6)	(31)
Stock issued under compensation plans	36	890	926
Balance at April 30, 2018	169,062	311,939	481,001
Acquisition of treasury stock	(145)	(4,212)	(4,357)
Stock issued under compensation plans	82	446	528
Balance at April 30, 2019	168,999	308,173	477,172
During fiscal 2017, our Board of Directors approved a stock split, effected as a stock dividend, that resulted in the issuance of one new share of Class A common stock for each share of Class A common stock outstanding and one new share of Class B common stock for each share of Class B common stock outstanding. The new shares were distributed on August 18, 2016, to stockholders of record as of August 8, 2016.
During fiscal 2018, we retired 67,000,000 shares of Class B common stock previously held as treasury shares.
During fiscal 2018, our Board of Directors approved another stock split effected as a stock dividend. For every four shares of either Class A or Class B common stock held, shareholders of record as of the close of business on February 7, 2018, received one share of Class B common stock, with any fractional shares payable in cash. The additional shares and cash for fractional shares were distributed to stockholders on February 28, 2018.

The following table shows the effects of the stock splits and treasury stock retirement on the number of issued common shares:

	Issued
(Shares in thousands)	Class A	Class B	Total
Balance at April 30, 2016	85,000	142,313	227,313
Stock split	85,000	142,313	227,313
Balance at April 30, 2017	170,000	284,626	454,626
Retirement of treasury stock	—	(67,000)	(67,000)
Stock split	—	96,906	96,906
Balance at April 30, 2018 and 2019	170,000	314,532	484,532
Except for the pre-split share balances and activity included in the above table, all share and per share amounts reported in these consolidated financial statements and related notes are presented on a split-adjusted basis.
9. Net Sales

The following table shows our net sales by geography:

	2017	2018	2019
United States	$1,444	$1,539	$1,574
Developed International[1]	852	908	917
Emerging[2]	487	575	597
Travel Retail[3]	123	139	140
Non-branded and bulk[4]	88	87	96
	$2,994	$3,248	$3,324

1Represents net sales of branded products to “advanced economies” as defined by the International Monetary Fund (IMF), excluding the United States. Our largest developed international markets are the United Kingdom, Australia, Germany, France, and Japan.
2Represents net sales of branded products to “emerging and developing economies” as defined by the IMF. Our largest emerging markets are Mexico, Poland, Russia, and Brazil.
3Represents net sales of branded products to global duty-free customers, other travel retail customers, and the U.S. military regardless of customer location.
4Includes net sales of used barrels, bulk whiskey and wine, and contract bottling regardless of customer location.

The following table shows our net sales by product category:

	2017	2018	2019
Whiskey[1]	$2,328	$2,543	$2,608
Tequila[2]	214	247	263
Vodka[3]	118	130	124
Wine[4]	188	187	187
Rest of portfolio	58	54	46
Non-branded and bulk[5]	88	87	96
	$2,994	$3,248	$3,324

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

10. Pension and Other Postretirement Benefits
We sponsor various defined benefit pension plans as well as postretirement plans providing retiree health care and retiree life insurance benefits. Below, we discuss our obligations related to these plans, the assets dedicated to meeting the obligations, and the amounts we recognized in our financial statements as a result of sponsoring these plans.

Obligations. We provide eligible employees with pension and other postretirement benefits based on factors such as years of service and compensation level during employment. The pension obligation shown below (“projected benefit obligation”) consists of: (a) benefits earned by employees to date based on current salary levels (“accumulated benefit obligation”); and (b) benefits to be received by employees as a result of expected future salary increases. (The obligation for medical and life insurance benefits is not affected by future salary increases.) The following table shows how the present value of our projected benefit obligations changed during each of the last two years.

	Pension Benefits		Medical and Life Insurance Benefits
	2018	2019	2018	2019
Obligation at beginning of year	$893	$903	$52	$50
Service cost	24	24	1	1
Interest cost	29	34	1	2
Net actuarial loss (gain)	2	28	(1)	—
Plan amendments	6	—	—	—
Retiree contributions	—	—	1	1
Benefits paid	(51)	(81)	(4)	(4)
Obligation at end of year	$903	$908	$50	$50
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
As shown in the previous table, the change in the value of our pension and other postretirement benefit obligations also includes the effect of benefit payments and retiree contributions. Expected benefit payments (net of retiree contributions) over the next 10 years are as follows:

	Pension Benefits	Medical and Life Insurance Benefits
2020	$59	$3
2021	58	3
2022	59	3
2023	60	3
2024	61	3
2025 – 2029	414	16
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
Asset allocation is the most important method for achieving our investment goals and is based on our assessment of the plans’ long-term return objectives and the appropriate balances needed for liquidity, stability, and diversification. As of April 30, 2019, our target asset allocation is a mix of 40% public equity investments, 47% fixed income investments, and 13% alternative investments.

The following table shows the fair value of pension plan assets by category as of the end of the last two years. (Fair value levels are defined in Note 15.)

	Level 1	Level 2	Level 3	Total
April 30, 2018
Equity securities	$89	$—	$—	$89
Cash and temporary investments	—	—	—	—
Limited partnership interest[1]	—	—	4	4
	$89	$—	$4	93
Investments measured at net asset value:
Commingled trust funds[2]:
Equity funds				226
Fixed income funds				362
Real estate funds				66
Short-term investments				5
Limited partnership interests[3]				27
Hedge funds[4]				1

Total				$780

April 30, 2019
Equity securities	$79	$—	$—	$79
Cash and temporary investments	29	—	—	29
Limited partnership interest[1]	—	—	3	3
	$108	$—	$3	111
Investments measured at net asset value:
Commingled trust funds[2]:
Equity funds				157
Fixed income funds				370
Real estate funds				66
Short-term investments				23
Limited partnership interests[3]				27
Hedge funds[4]				—

Total				$754

1 This limited partnership interest was initially valued at cost and has been adjusted to fair value as determined in good faith by management of the partnership using various factors, and does not meet the requirements for reporting at the net asset value (NAV). The valuation requires significant judgment due to the absence of quoted market prices, the inherent lack of liquidity, and the long-term nature of the investment. This limited partnership has a term expiring in 2020, although this period may be extended.
2 Commingled trust fund valuations are based on the NAV of the funds as determined by the fund administrators and reviewed by us. NAV represents the underlying assets owned by the fund, minus liabilities and divided by the number of shares or units outstanding. Generally, for commingled trust funds other than real estate, redemptions are permitted daily with no notice period. The real estate fund is redeemable quarterly with 110 days’ notice.
3 These limited partnership interests were initially valued at cost and have been adjusted using NAV per audited financial statements. Investments are generally not eligible for immediate redemption and have original terms averaging 10 to 13 years, although those periods may be extended.
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

Level 3
Balance as of April 30, 2017	$4
Return on assets held at end of year	1
Sales and settlements	(1)
Balance as of April 30, 2018	4
Sales and settlements	(1)
Balance as of April 30, 2019	$3
The following table shows how the total fair value of all pension plan assets changed during each of the last two years. (We do not have assets set aside for postretirement medical or life insurance benefits.)

	Pension Benefits		Medical and Life Insurance Benefits
	2018	2019	2018	2019
Assets at beginning of year	$623	$780	$—	$—
Actual return on assets	53	34	—	—
Retiree contributions	—	—	1	1
Company contributions	155	21	3	3
Benefits paid	(51)	(81)	(4)	(4)
Assets at end of year	$780	$754	$—	$—
We currently expect to contribute $21 to our pension plans and $4 to our postretirement medical and life insurance benefit plans during 2020.
Funded status. The funded status of a plan refers to the difference between its assets and its obligations. The following table shows the funded status of our plans.

	Pension Benefits		Medical and Life Insurance Benefits
April 30,	2018	2019	2018	2019
Assets	$780	$754	$—	$—
Obligations	(903)	(908)	(50)	(50)
Funded status	$(123)	$(154)	$(50)	$(50)

The funded status is recorded on the accompanying consolidated balance sheets as follows:

	Pension Benefits		Medical and Life Insurance Benefits
April 30,	2018	2019	2018	2019
Other assets	$26	$2	$—	$—
Accounts payable and accrued expenses	(5)	(6)	(3)	(3)
Accrued postretirement benefits	(144)	(150)	(47)	(47)
Net liability	$(123)	$(154)	$(50)	$(50)
Accumulated other comprehensive income (loss), before tax:
Net actuarial gain (loss)	$(291)	$(298)	$(10)	$(10)
Prior service credit (cost)	(9)	(8)	13	10
	$(300)	$(306)	$3	$—
The following table compares our pension plans whose assets exceed their accumulated benefit obligations with those whose obligations exceed their assets. (As noted above, we have no assets set aside for postretirement medical or life insurance benefits.)

	Plan Assets		Accumulated Benefit Obligation		Projected Benefit Obligation
April 30,	2018	2019	2018	2019	2018	2019
Plans with assets in excess of accumulated benefit obligation	$780	$754	$669	$668	$754	$752
Plans with accumulated benefit obligation in excess of assets	—	—	123	136	149	156
Total	$780	$754	$792	$804	$903	$908
Pension cost. The following table shows the components of the pension cost recognized during each of the last three years. The amount for each year includes amortization of the prior service cost/credit and net actuarial loss/gain included in accumulated other comprehensive loss as of the beginning of the year.

	Pension Benefits
	2017	2018	2019
Service cost	$26	$24	$24
Interest cost	35	29	34
Expected return on assets	(41)	(41)	(47)
Amortization of:
Prior service cost (credit)	1	1	1
Net actuarial loss (gain)	25	21	19
Settlement charge	1	—	15
Net cost	$47	$34	$46
The prior service cost/credit, which represents the effect of plan amendments on benefit obligations, is amortized on a straight-line basis over the average remaining service period of the employees expected to receive the benefits. The net actuarial loss/gain results from experience different from that assumed or from a change in actuarial assumptions (including the difference between actual and expected return on plan assets), and is amortized over at least that same period. The estimated amount of prior service cost and net actuarial loss that will be amortized from accumulated other comprehensive loss into pension cost in 2020 is $1 and $19, respectively.

Other postretirement benefits cost. The following table shows the components of the postretirement medical and life insurance benefits cost that we recognized during each of the last three years.

	Medical and Life Insurance Benefits
	2017	2018	2019
Service cost	$1	$1	$1
Interest cost	2	1	2
Amortization of:
Prior service cost (credit)	(3)	(3)	(3)
Net actuarial loss (gain)	1	1	1
Net cost	$1	$—	$1
The estimated amount of prior service credit and net actuarial loss that will be amortized from accumulated other comprehensive loss into postretirement medical and life insurance benefits cost in 2020 is $3 and $1, respectively.
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

	Pension Benefits			Medical and Life Insurance Benefits
	2017	2018	2019	2017	2018	2019
Prior service credit (cost)	$(1)	$(6)	$—	$4	$—	$—
Net actuarial gain (loss)	24	10	(41)	—	1	—
Amortization reclassified to earnings:
Prior service cost (credit)	1	1	1	(3)	(3)	(3)
Net actuarial loss (gain)	26	21	34	1	1	1
Net amount recognized in OCI	$50	$26	$(6)	$2	$(1)	$(2)
Assumptions and sensitivity. We use various assumptions to determine the obligations and cost related to our pension and other postretirement benefit plans. The weighted-average assumptions used in computing benefit plan obligations as of the end of the last two years were as follows:

	Pension Benefits		Medical and Life Insurance Benefits
	2018	2019	2018	2019
Discount rate	4.23%	4.04%	4.20%	3.98%
Rate of salary increase	4.00%	4.00%	n/a	n/a

The weighted-average assumptions used in computing benefit plan cost during each of the last three years were as follows:

	Pension Benefits			Medical and Life Insurance Benefits
	2017	2018	2019	2017	2018	2019
Discount rate for service cost	4.02%	4.29%	4.30%	3.96%	4.39%	4.34%
Discount rate for interest cost	4.02%	3.40%	3.93%	3.96%	3.35%	3.90%
Rate of salary increase	4.00%	4.00%	4.00%	n/a	n/a	n/a
Expected return on plan assets	7.00%	6.75%	6.50%	n/a	n/a	n/a
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
The assumed health care cost trend rates as of the end of the last two years were as follows:

	Medical and Life Insurance Benefits
	2018	2019
Health care cost trend rate assumed for next year	7.70%	7.30%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2025	2025
A one percentage point change in the assumed health care cost trend rate would not have significantly changed the accumulated postretirement benefit obligation as of April 30, 2019, or the aggregate service and interest costs for 2019.
Savings plans. We also sponsor various defined contribution benefit plans that together cover substantially all U.S. employees. Employees can make voluntary contributions in accordance with their respective plans, which include a 401(k) tax deferral option. We match a percentage of each employee’s contributions in accordance with plan terms. We expensed $11, $12, and $12 for matching contributions during 2017, 2018, and 2019, respectively.
International plans. The information presented above for defined benefit plans and defined contribution benefit plans reflects amounts for U.S. plans only. Information about similar international plans is not presented due to immateriality.
11. Stock-Based Compensation
The Brown-Forman 2013 Omnibus Compensation Plan is our incentive compensation plan, designed to reward participants (including eligible officers, employees, and non-employee directors) for company performance. Under the Plan, we can grant stock-based incentive awards for up to 20,750,000 shares of common stock to eligible participants until July 28, 2023. As of April 30, 2019, awards for approximately 14,141,000 shares remain available for issuance under the Plan. We try to limit the source of shares delivered to participants under the Plan to treasury shares that we purchase from time to time on the open market (in connection with a publicly announced share repurchase program), in private transactions, or otherwise.
Awards granted under the Plan include stock-settled stock appreciation rights (SSARs), restricted stock units (RSUs), and deferred stock units (DSUs).
SSARs. We grant SSARs at an exercise price equal to the closing market price of the underlying stock on the grant date. SSARs become exercisable after three years from the first day of the fiscal year of grant and generally are exercisable for seven years after that date. The following table presents information about SSARs outstanding as of April 30, 2019, and for the year then ended.

	Number of SSARs (in thousands)	Weighted- Average Exercise Price per SSAR	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at April 30, 2018	7,215	$29.67
Granted	605	54.00
Exercised	(903)	17.13
Forfeited or expired	(65)	52.49
Outstanding at April 30, 2019	6,852	$33.25	4.9	$138
Exercisable at April 30, 2019	4,381	$28.10	3.6	$110

We use the Black-Scholes pricing model to calculate the grant-date fair value of a SSAR. The weighted-average grant-date fair values and related valuation assumptions for the SSARS granted during each of the last three years were as follows:

	2017	2018	2019
Grant-date fair value	$5.73	$6.79	$11.06
Valuation assumptions:
Expected term (years)	7.00	7.00	7.00
Risk-free interest rate	1.4%	2.2%	2.9%
Expected volatility	16.3%	15.6%	17.1%
Expected dividend yield	1.6%	1.5%	1.4%
The expected term is based on past exercise experience for similar awards. The risk-free interest rate is based on zero-coupon U.S. Treasury rates as of the date of grant. Expected volatility and dividend yield are based on historical data, with consideration of other factors when applicable.
RSUs. RSUs consist predominantly of performance-based RSUs that vest at the end of a three-year performance period that begins on the first day of the fiscal year of grant. Performance is measured based on the relative ranking of the total shareholder return of our Class B common stock during the three-year performance period compared to that of the companies within the Standard & Poor’s Consumer Staples Index at the end of the performance period, with specific payout levels ranging from 50% to 150%. At the end of the performance period, the RSUs are converted to common shares that are subject to an additional one-year holding requirement. The number of shares is determined by adjusting the RSUs by the performance multiplier and adjusting upward to account for dividends paid on our common stock during the second and third years of the performance period.
The following table presents information about RSUs outstanding as of April 30, 2019, and for the year then ended.

	Number of RSUs (in thousands)	Weighted- Average Fair Value at Grant Date
Outstanding at April 30, 2018	418	$42.90
Granted	98	$55.29
Converted to common shares	(123)	$45.44
Forfeited	(11)	$55.15
Outstanding at April 30, 2019	382	$44.91
We calculate the grant-date fair value of a performance based RSU using a Monte Carlo simulation technique. The weighted average grant-date fair values and related valuation assumptions for these awards granted during each of the last three years were as follows:

	2017	2018	2019
Grant-date fair value	$38.07	$46.93	$55.29
Valuation assumptions:
Risk-free interest rate	0.8%	1.5%	2.7%
Expected volatility	17.8%	18.9%	20.8%
Expected dividend yield	1.3%	1.4%	1.2%
Remaining performance period (years) as of grant date	2.8	2.8	2.8
DSUs. DSUs are granted to our non-employee directors. Each DSU represents the right to receive one share of common stock based on the closing price of the shares on the date of grant. Outstanding DSUs are credited with dividend-equivalent DSUs when dividends are paid on our common stock. Each annual grant vests after one year. DSUs are paid out in shares after the completion of a director’s tenure on the board plus a six-month waiting period. The director may elect to receive the distribution either in a single lump sum or in ten equal annual installments. As of April 30, 2019, there were approximately 216,000 outstanding DSUs, of which approximately 193,000 were vested.

The grant-date fair value of a DSU is the closing market price of the underlying stock on the grant date. The weighted average grant-date fair values for these awards granted during each of the last three years were as follows:

	2017	2018	2019
Grant-date fair value	$42.06	$41.81	$54.20
Additional information. The pre-tax stock-based compensation expense and related deferred income tax benefits recognized during the last three fiscal years were as follows:

	2017	2018	2019
Pre-tax compensation expense	$14	$19	$14
Deferred tax benefit	5	6	2
As of April 30, 2019, there was $5 of total unrecognized compensation cost related to non-vested stock-based awards. That cost is expected to be recognized over a weighted-average period of 1.6 years. Further information related to our stock-based awards for the last three years is as follows:

	2017	2018	2019
Intrinsic value of SSARs exercised	$28	$73	$31
Fair value of shares vested[1]	8	6	20
Excess tax benefit from exercise / vesting of awards	9	18	7

1The fair value of shares vested in fiscal 2019 includes $10 related to a one-time performance-based special grant of restricted stock issued in fiscal 2014 to our Chief Executive Officer (who retired in fiscal 2019). During the performance period, dividends accrued and the award was adjusted for all applicable stock splits during the vesting period, subject to the same performance measures as the initial grant. The resulting shares vested on June 1, 2018.

12. Income Taxes
We incur income taxes on the earnings of our U.S. and foreign operations. The following table, based on the locations of the taxable entities from which sales were derived (rather than the location of customers), presents the U.S. and foreign components of our income before income taxes:

	2017	2018	2019
United States	$806	$747	$863
Foreign	127	230	179
	$933	$977	$1,042
The income shown above was determined according to GAAP. Because those standards sometimes differ from the tax rules used to calculate taxable income, there are differences between: (a) the amount of taxable income and pretax financial income for a year and (b) the tax bases of assets or liabilities and their amounts as recorded in our financial statements. As a result, we recognize a current tax liability for the estimated income tax payable on the current tax return, and deferred tax liabilities (income tax payable on income that will be recognized on future tax returns) and deferred tax assets (income tax refunds from deductions that will be recognized on future tax returns) for the estimated effects of the differences mentioned above.

Total income tax expense for a year includes the tax associated with the current tax return (current tax expense) and the change in the net deferred tax asset or liability (deferred tax expense). Our total income tax expense for each of the last three years was as follows:

	2017	2018	2019
Current:
U.S. federal	$226	$265	$107
Foreign	40	47	34
State and local	8	17	28
	274	329	169
Deferred:
U.S. federal	(1)	(48)	37
Foreign	(9)	(13)	4
State and local	—	(8)	(3)
	(10)	(69)	38
	$264	$260	$207
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The Tax Act significantly revised the future, ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system. Because we have an April 30 fiscal year-end, the lower corporate income tax rate was phased in, resulting in a U.S. statutory federal rate of 30.4% for our fiscal year ended April 30, 2018, and 21% for fiscal 2019 and subsequent fiscal years. For the year ended April 30, 2019, the reduction of the U.S. statutory federal rate from 35% (the pre-Tax Act rate) to 21% resulted in a tax benefit of $115.
There were also certain transitional impacts of the Tax Act. As part of the transition to the new territorial tax system, the Tax Act imposed a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries. In addition, we adjusted our U.S. deferred tax assets and liabilities to the lower federal base rate of 21%. These transitional impacts resulted in a provisional net charge of $43 for the year ended April 30, 2018, composed of a provisional repatriation U.S. tax charge of $91 and a provisional net deferred tax benefit of $48. In the fiscal year ended April 30, 2019, we recorded a benefit of $4 as an adjustment to the provisional repatriation tax.
The changes included in the Tax Act are broad and complex. The U.S. Securities and Exchange Commission issued rules that allowed for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. As of April 30, 2019, the amounts recorded for the Tax Act for the one-time repatriation tax and the adjustment to our U.S. deferred tax assets and liabilities have been finalized and are no longer deemed to be provisional.
The Tax Act also established new tax provisions that impact our financial statements beginning in fiscal 2019. These new provisions include (a) Global Intangible Low-Tax Income (GILTI), a new inclusion rule affecting non-routine income earned by foreign subsidiaries; (b) Base Erosion Anti-Abuse Tax (BEAT), a new minimum tax; (c) Foreign-Derived Intangible Income (FDII), a new preferential tax rate for domestic income earned from serving foreign markets; (d) repeal of the domestic production activity deduction; and (e) limitations on the deductibility of certain executive compensation. For the fiscal year ended April 30, 2019, the net impact of these provisions was $12 of additional tax.
As noted, certain income earned by foreign subsidiaries must be included in U.S. taxable income under the GILTI provisions. The FASB allows an accounting policy election to recognize deferred taxes for temporary differences expected to reverse as GILTI either in future years (deferred method) or as a current period expense when incurred (period cost method). We have elected to account for GILTI using the period cost method.
As of April 30, 2019, we had approximately $1,266 of undistributed earnings from our foreign subsidiaries ($1,270 at April 30, 2018). Most of these earnings have been previously subject to tax, primarily as a result of the one-time repatriation tax on foreign earnings required by the Tax Act. Historically, we have asserted that the undistributed earnings of our foreign subsidiaries are reinvested indefinitely outside the United States. During fiscal 2019, we changed our indefinite reinvestment assertion with respect to current year earnings and prior year undistributed earnings for one of those foreign subsidiaries (but not for its other outside basis differences) and repatriated $120 of cash to the United States from this subsidiary. No incremental taxes were due on this distribution of cash beyond the repatriation tax recorded in fiscal year 2018. In addition, we changed our indefinite reinvestment assertion with respect to current year earnings and prior year undistributed earnings for additional select foreign subsidiaries (but not other outside basis differences). Although these earnings are no longer indefinitely reinvested and may now be distributed within our foreign entity structure, they remain indefinitely reinvested outside the United States. No deferred taxes have been recorded, because any applicable income taxes would be insignificant and no withholding taxes would be due on their distribution. We have not changed the indefinite reinvestment assertion on the undistributed earnings or other outside basis differences of any of our other remaining foreign subsidiaries, and no deferred taxes have been provided. If the undistributed earnings were not considered permanently reinvested, deferred tax liabilities would have been provided for any applicable income taxes and withholding taxes payable in various countries, which would not be significant. A determination of the unrecognized deferred tax liabilities on the other outside basis differences reinvested indefinitely at April 30, 2019, is not practicable due to the complexities in the calculations. The other outside basis differences are primarily related to differences between U.S. GAAP and tax basis that arose through purchase accounting. These basis differences could reverse through sales of foreign subsidiaries or other transactions, none of which are considered probable as of April 30, 2019.
Our consolidated effective tax rate usually differs from current statutory rates due to the recognition of amounts for events or transactions with no tax consequences. The following table reconciles our effective tax rate to the federal statutory tax rate in the United States:

	Percent of Income Before Taxes
	2017	2018	2019
U.S. federal statutory rate	35.0%	30.4%	21.0%
State taxes, net of U.S. federal tax benefit	0.9%	0.8%	2.1%
Income taxed at other than U.S. federal statutory rate	(1.7%)	(3.4%)	(0.1%)
Tax benefit from foreign-derived sales	—%	—%	(1.7%)
Adjustments related to prior years	(0.7%)	(0.9%)	(1.2%)
Tax benefit from U.S. manufacturing	(2.4%)	(2.5%)	—%
Amortization of deferred tax benefit from intercompany transactions	(1.7%)	(1.6%)	—%
Excess tax benefits from stock-based awards	(1.0%)	(1.8%)	(0.7%)
Impact of Tax Act	—%	2.5%	(0.4%)
Other, net	(0.1%)	3.1%	0.8%
Effective rate	28.3%	26.6%	19.8%
Deferred tax assets and liabilities as of the end of each of the last two years were as follows:

April 30,	2018	2019
Deferred tax assets:
Postretirement and other benefits	$89	$87
Accrued liabilities and other	36	23
Inventories	48	34
Loss and credit carryforwards	51	55
Valuation allowance	(29)	(25)
Total deferred tax assets, net	195	174
Deferred tax liabilities:
Intangible assets	(199)	(218)
Property, plant, and equipment	(64)	(73)
Other	(1)	(12)
Total deferred tax liabilities	(264)	(303)
Net deferred tax liability	$(69)	$(129)

Details of the loss and credit carryforwards and related valuation allowances as of the end of each of the last two years are as follows:

	April 30, 2018			April 30, 2019
	Gross Amount	Deferred Tax Asset	Valuation Allowance	Gross Amount	Deferred Tax Asset	Valuation Allowance	Expiration (as of April 30, 2019)
Finland net operating losses	$94	$19	$—	$105	$21	$—	2024-2029
Brazil net operating losses	48	16	(16)	42	14	(14)	None
United Kingdom non-trading losses	29	6	(6)	27	5	(5)	None
Various state net operating losses and credits	34	2	—	68	6	—	Various[1]
Other	41	8	(7)	54	9	(6)	Various[2]
	$246	$51	$(29)	$296	$55	$(25)

1As of April 30, 2019, the net deferred tax asset amount includes credit carryforwards of $2 that do not expire and loss and credit carryforwards of $4 that expire in varying amounts from 2023 to 2039.
2As of April 30, 2019, the gross amount includes loss carryforwards of $32 that do not expire and $22 that expire in varying amounts over the next 10 years.
Although the losses in Brazil can be carried forward indefinitely, it is uncertain whether we will realize sufficient taxable income to allow us to use these losses. The non-trading losses in the United Kingdom can also be carried forward indefinitely. However, we know of no significant transactions that will let us use them.
During fiscal 2014, we deferred a tax benefit of $95 that resulted primarily from the release of certain deferred tax liabilities in connection with an intercompany transfer of assets, composed primarily of an intangible asset. We amortized the deferred benefit to tax expense over approximately six years for financial reporting purposes, in accordance with Accounting Standard Codification (ASC) 740-10-25-3(e) (Income Taxes) and ASC 810-45-8 (Consolidation), resulting in a cumulative tax benefit of $68 through April 30, 2018. The remaining balance of the deferred benefit, which is included in “other liabilities” on the accompanying consolidated balance sheet as of April 30, 2018, was $27. As discussed in Note 2, revised accounting guidance (ASU 2016-16) requires the recognition of income tax consequences of intercompany transfers of assets other than inventory when the transfer occurs. Our adoption of this revised guidance resulted in this balance being recognized as an increase in retained earnings rather than as a reduction in income tax expense.
At April 30, 2019, we had $11 of gross unrecognized tax benefits, $9 of which would reduce our effective income tax rate if recognized. A reconciliation of the beginning and ending unrecognized tax benefits follows:

	2017	2018	2019
Unrecognized tax benefits at beginning of year	$9	$9	$11
Additions for tax positions provided in prior periods	2	5	1
Additions for tax positions provided in current period	—	1	1
Decreases for tax positions provided in prior years	(2)	(4)	(2)
Unrecognized tax benefits at end of year	$9	$11	$11
We file income tax returns in the United States, including several state and local jurisdictions, as well as in several other countries in which we conduct business. The major jurisdictions and their earliest fiscal years that are currently open for tax examinations are 2014 for one state in the United States; 2017 in the United Kingdom; 2015 in Australia; 2014 in Finland, Germany, Poland, and the Netherlands; and 2013 in Brazil and Mexico. The audit of our fiscal 2017 U.S. federal tax return was concluded in the second quarter of fiscal 2019; we expect the audit of the fiscal 2018 U.S. federal tax return to be concluded in the first half of fiscal 2020. In addition, we are participating in the Internal Revenue Service’s Compliance Assurance Program for our fiscal 2019 tax year.
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
BenRiach’s results of operations have been included in our consolidated financial statements since the acquisition date. Actual and pro forma results are not presented due to immateriality.

14. Derivative Financial Instruments and Hedging Activities
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
We had outstanding currency derivatives, related primarily to our euro, British pound, and Australian dollar exposures, with notional amounts totaling $1,098 and $1,241 at April 30, 2018 and 2019, respectively.
We also use foreign currency-denominated debt to help manage our currency exchange risk. The amount of foreign currency-denominated debt designated as net investment hedges was $633 and $635 as of April 30, 2018 and 2019, respectively. These net investment hedges are intended to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries. Any change in value of the designated portion of the hedging instruments is recorded in AOCI, offsetting the foreign currency translation adjustment of the related net investments that is also recorded in AOCI. There was no ineffectiveness related to our net investment hedges in any of the periods presented in these financial statements.
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
The following table presents the pre-tax impact that changes in the fair value of our derivative instruments and non-derivative hedging instruments had on AOCI and earnings during each of the last three years:

	Classification in Statement of Operations	2017	2018	2019
Derivative Instruments
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$41	$(54)	$69
Net gain (loss) reclassified from AOCI into earnings	Sales	40	(11)	6
Currency derivatives designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	8	—	—
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Sales	2	(5)	6
Net gain (loss) recognized in earnings	Other income	(5)	9	6
Non-Derivative Hedging Instruments
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	2	(41)	45
Foreign currency-denominated debt not designated as hedging instrument:
Net gain (loss) recognized in earnings	Other income	3	(21)	9

We expect to reclassify $15 of deferred net gains on cash flow hedges recorded in AOCI as of April 30, 2019, to earnings during fiscal 2020. This reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur. The maximum term of outstanding derivative contracts was 36 months at both April 30, 2018 and 2019.
The following table presents the fair values of our derivative instruments as of April 30, 2018 and 2019:

	Balance Sheet Classification	Fair Value of Derivatives in a Gain Position	Fair Value of Derivatives in a Loss Position
April 30, 2018
Designated as cash flow hedges:
Currency derivatives	Other current assets	$2	$(2)
Currency derivatives	Other assets	1	—
Currency derivatives	Accrued expenses	4	(23)
Currency derivatives	Other liabilities	2	(18)
Not designated as hedges:
Currency derivatives	Accrued expenses	1	(5)
April 30, 2019
Designated as cash flow hedges:
Currency derivatives	Other current assets	21	(2)
Currency derivatives	Other assets	22	(1)
Currency derivatives	Accrued expenses	—	(5)
Currency derivatives	Other liabilities	—	(1)
Not designated as hedges:
Currency derivatives	Accrued expenses	—	—
The fair values reflected in the above table are presented on a gross basis. However, as discussed further below, the fair values of those instruments subject to net settlement agreements are presented on a net basis in our balance sheets.
In our statements of cash flows, we classify cash flows related to cash flow hedges in the same category as the cash flows from the hedged items.
Credit risk. We are exposed to credit-related losses if the counterparties to our derivative contracts default. This credit risk is limited to the fair value of the contracts. To manage this risk, we contract only with major financial institutions that have earned investment-grade credit ratings and with whom we have standard International Swaps and Derivatives Association (ISDA) agreements that allow for net settlement of the derivative contracts. Also, we have established counterparty credit guidelines that we monitor regularly, and we monetize contracts when we believe it is warranted. Because of these safeguards, we believe we have no derivative positions that warrant credit valuation adjustments.
Some of our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. The aggregate fair value of all derivatives with creditworthiness requirements that were in a net liability position was $38 and $6 at April 30, 2018 and 2019, respectively.
Offsetting. As noted above, our derivative contracts are governed by ISDA agreements that allow for net settlement of derivative contracts with the same counterparty. It is our policy to present the fair values of current derivatives (that is, those with a remaining term of 12 months or less) with the same counterparty on a net basis in our balance sheets. Similarly, we present the fair values of noncurrent derivatives with the same counterparty on a net basis. We do not net current derivatives with noncurrent derivatives in our balance sheets.

The following table summarizes the gross and net amounts of our derivative contracts:

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet	Net Amounts
April 30, 2018
Derivative assets	$10	$(9)	$1	$(1)	$—
Derivative liabilities	(48)	9	(39)	1	(38)
April 30, 2019
Derivative assets	43	(3)	40	—	40
Derivative liabilities	(9)	3	(6)	—	(6)
No cash collateral was received or pledged related to our derivative contracts as of April 30, 2018 or 2019.
15. Fair Value Measurements
The following table summarizes the assets and liabilities measured or disclosed at fair value on a recurring basis:

	2018		2019
April 30,	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$239	$239	$307	$307
Currency derivatives	1	1	40	40
Liabilities:
Currency derivatives	39	39	6	6
Short-term borrowings	215	215	150	150
Long-term debt	2,341	2,386	2,290	2,399
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

16. Other Comprehensive Income
The following table presents the components of net other comprehensive income (loss) during each of the last three years:

	Pre-Tax	Tax	Net
Year Ended April 30, 2017
Currency translation adjustments:
Net gain (loss) on currency translation	$(71)	$(4)	$(75)
Reclassification to earnings	3	(1)	2
Other comprehensive income (loss), net	(68)	(5)	(73)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	41	(17)	24
Reclassification to earnings[1]	(40)	16	(24)
Other comprehensive income (loss), net	1	(1)	—
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	28	(10)	18
Reclassification to earnings[2]	25	(10)	15
Other comprehensive income (loss), net	53	(20)	33

Total other comprehensive income (loss), net	$(14)	$(26)	$(40)

Year Ended April 30, 2018
Currency translation adjustments:
Net gain (loss) on currency translation	$12	$12	$24
Reclassification to earnings	—	—	—
Other comprehensive income (loss), net	12	12	24
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	(54)	18	(36)
Reclassification to earnings[1]	11	(3)	8
Other comprehensive income (loss), net	(43)	15	(28)
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	5	(2)	3
Reclassification to earnings[2]	20	(7)	13
Other comprehensive income (loss), net	25	(9)	16

Total other comprehensive income (loss), net	$(6)	$18	$12

Year Ended April 30, 2019
Currency translation adjustments:
Net gain (loss) on currency translation	$(16)	$(11)	$(27)
Reclassification to earnings	—	—	—
Other comprehensive income (loss), net	(16)	(11)	(27)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	69	(16)	53
Reclassification to earnings[1]	(6)	1	(5)
Other comprehensive income (loss), net	63	(15)	48
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	(41)	10	(31)
Reclassification to earnings[2]	33	(8)	25
Other comprehensive income (loss), net	(8)	2	(6)

Total other comprehensive income (loss), net	$39	$(24)	$15
1Pre-tax amount is classified as sales in the accompanying consolidated statements of operations.
2Pre-tax amount is classified as non-operating postretirement expense in the accompanying consolidated statements of operations.

17. Supplemental Information
The following table presents net sales by geography:

	2017	2018	2019
Net sales:
United States	$1,444	$1,539	$1,574
Europe	770	864	871
Australia	151	163	164
Other	629	682	715
	$2,994	$3,248	$3,324

Net sales are attributed to countries based on where customers are located. See Note 9 for additional information about net sales, including net sales by product category.
The net book value of property, plant, and equipment located outside the United States was $111 and $107 as of April 30, 2018 and 2019, respectively. Other long-lived assets located outside the United States are not significant.
We have concluded that our business constitutes a single operating segment.

Quarterly Financial Information (Unaudited)
(Expressed in millions, except per share amounts)

	Fiscal 2018					Fiscal 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$723	$914	$878	$733	$3,248	$766	$910	$904	$744	$3,324
Gross profit	493	610	587	512	2,202	523	590	571	482	2,166
Net income	178	239	190	110	717	200	249	227	159	835
Basic EPS	0.37	0.50	0.39	0.23	1.49	0.42	0.52	0.47	0.33	1.74
Diluted EPS	0.37	0.49	0.39	0.23	1.48	0.41	0.52	0.47	0.33	1.73
Cash dividends per share:
Declared	0.292	—	1.316	—	1.608	0.316	—	0.332	—	0.648
Paid	0.146	0.146	0.158	1.158	1.608	0.158	0.158	0.166	0.166	0.648

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) (our principal executive and principal financial officers), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of fiscal 2019. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures: (a) are effective to ensure that information required to be disclosed by the Company in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (b) include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended April 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm. Management’s report on our internal control over financial reporting as of April 30, 2019, and our independent registered public accounting firm’s report on our internal control over financial reporting are set forth in “Item 8. Financial Statements and Supplementary Data.”
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Information on our Executive Officers is included under the caption “Employees and Executive Officers” in Part I of this report. For the other information required by this item, see the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 25, 2019, which information is incorporated into this report by reference: (a) “Election of Directors” (for biographical information on directors and family relationships); (b) “Code of Conduct” (for information on our Code of Ethics); (c) “Delinquent Section 16(a) Reports” (for information on compliance with Section 16 of the Exchange Act); (d) “Selection of Directors” (for information on the procedures by which security holders may recommend nominees to the Company’s Board of Directors); and (e) “Corporate Governance” (for information on our Audit Committee).
Item 11. Executive Compensation
For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 25, 2019, which information is incorporated into this report by reference: (a) “Compensation Discussion and Analysis”; (b) “Compensation Tables”; (c) “Director Compensation”; (d) “Compensation Committee Interlocks and Insider Participation”; (e) “Compensation Committee Report”; and (f) “Pay Ratio Disclosure.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
For equity compensation plan information, refer to “Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.” For the other information required by this item, refer to the section entitled “Stock Ownership” of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 25, 2019, which information is incorporated into this report by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 25, 2019, which information is incorporated into this report by reference: (a) “Certain Relationships and Related Transactions”; and (b) “Our Independent Directors.”

Item 14. Principal Accounting Fees and Services
For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 25, 2019, which information is incorporated into this report by reference: (a) “Fees Paid to Independent Registered Public Accounting Firm”; and (b) “Audit Committee Pre-Approval Policies and Procedures.”
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
(a)(3) Exhibits:
The following documents are filed with this report:

Exhibit Index
4.1	Description of Brown-Forman Corporation’s Class A Common Stock, par value $0.15 per share, and Class B Common Stock, par value $0.15 per share.
4.2	Description of Brown-Forman Corporation’s 1.200% Notes due 2026.
4.3	Description of Brown-Forman Corporation’s 2.600% Notes due 2028.
21	Subsidiaries of the Registrant.
23	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (not considered to be filed).
101
The following materials from Brown-Forman Corporation’s Annual Report on Form 10-K for the fiscal year ended April 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (a) Consolidated Statements of Operations, (b) Consolidated Statements of Comprehensive Income, (c) Consolidated Balance Sheets, (d) Consolidated Statements of Cash Flows, (e) Consolidated Statements of Stockholders’ Equity, and (f) Notes to Consolidated Financial Statements.

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

Exhibit Index
3.3
By-laws of registrant, as amended and restated on January 29, 2019, incorporated into this report by reference to Exhibit 3.2 of Brown-Forman Corporation’s Form 8-K filed on January 30, 2019 (File No. 001-00123).

4.4
Indenture dated as of April 2, 2007, between Brown-Forman Corporation and U.S. Bank National Association, as Trustee, incorporated into this report by reference to Exhibit 4.1 of Brown-Forman Corporation’s Form 8-K filed on April 3, 2007 (File No. 002-26821).

4.5
First Supplemental Indenture dated as of December 13, 2010, between Brown-Forman Corporation and U.S. Bank National Association, as Trustee, incorporated into this report by reference to Exhibit 4.2 of Brown-Forman Corporation’s Form S-3ASR Registration Statement filed on December 13, 2010 (File No. 333-171126).

4.6
Second Supplemental Indenture dated as of June 24, 2015, between Brown-Forman Corporation and U.S. Bank National Association, as Trustee, incorporated into this report by reference to Exhibit 4.3 of Brown-Forman Corporation’s Form S-3ASR Registration Statement filed on June 24, 2015 (File No. 333-205183).

4.7	Form of 2.25% Note due 2023, incorporated into this report by reference to Exhibit 4.5 of Brown-Forman Corporation’s Form 8-K filed on December 12, 2012 (File No. 002-26821).
4.8	Form of 1.200% Note due 2026, incorporated into this report by reference to Exhibit 4.5 of Brown-Forman Corporation’s Form 8-K filed on July 8, 2016 (File No. 002-26821).
4.9	Form of 2.600% Note due Note due 2028, incorporated into this report by reference to Exhibit 4.6 of Brown-Forman Corporation’s Form 8-K filed on July 8, 2016 (File No. 002-26821).
4.10	Form of 3.500% Note due 2025, incorporated into this report by reference to Exhibit 4.5 of Brown-Forman Corporation’s Form 8-K filed on March 26, 2018 (File No. 001-00123).
4.11	Form of 3.75% Note due 2043, incorporated into this report by reference to Exhibit 4.6 of Brown-Forman Corporation’s Form 8-K filed on December 12, 2012 (File No. 002-26821).
4.12	Form of 4.00% Note due 2038, incorporated into this report by reference to Exhibit 4.6 of Brown-Forman Corporation’s Form 8-K filed on March 26, 2018 (File No. 001-00123).
4.13	Form of 4.500% Notes due 2045, incorporated into this report by reference to Exhibit 4.5 of Brown-Forman Corporation’s Form 8-K filed on June 29, 2015 (File No. 002-26821).
4.14
Officer’s Certificate dated December 12, 2012, pursuant to Sections 1.01, 2.02, 3.01, and 3.03 of the Indenture dated as of April 2, 2007, as supplemented by the First Supplemental Indenture dated as of December 13, 2010, between Brown-Forman Corporation and U.S. Bank National Association, as Trustee, setting forth the terms of the 2.25% Notes due 2023, and the 3.75% Notes due 2043, incorporated into this report by reference to Exhibit 4.3 of Brown-Forman Corporation’s Form 8-K filed on December 12, 2012 (File No. 002-26821).

4.15
Officer’s Certificate dated June 29, 2015, pursuant to Sections 1.02, 2.02, 3.01 and 3.03 of the Indenture dated as of April 2, 2007, as supplemented by the First Supplemental Indenture dated as of December 13, 2010, and the Second Supplemental Indenture dated as of June 24, 2015, between Brown-Forman Corporation and U.S. Bank National Association, as Trustee, setting forth the terms of the 4.500% Notes due 2045, incorporated into this report by reference to Exhibit 4.4 of Brown-Forman Corporation’s Form 8-K filed on June 29, 2015 (File No. 002-26821).

4.16
Officers’ Certificate dated July 7, 2016, pursuant to Sections 1.01, 2.02, 3.01, and 3.03 of the Indenture dated as of April 2, 2007, as supplemented by the First Supplemental Indenture dated as of December 13, 2010, and the Second Supplemental Indenture dated as of June 24, 2015, between Brown-Forman Corporation and U.S. Bank National Association, as Trustee, setting forth the terms of the 1.200% Notes due 2026 and the 2.600% Notes due 2028, incorporated into this report by reference to Exhibit 4.4 of Brown-Forman Corporation’s Form 8-K filed on July 8, 2016 (File No. 002-26821).

4.17
Officers’ Certificate dated March 26, 2018, pursuant to Sections 1.02, 2.02, 3.01, and 3.03 of the Indenture dated April 2, 2007, as supplemented by the First Supplemental Indenture dated as of December 13, 2010, and the Second Supplemental Indenture dated as of June 24, 2015, between Brown-Forman Corporation and U.S. Bank National Association, as Trustee, setting forth the terms of the 3.500% Note due 2025 and the 4.000% Note due 2038, incorporated into this report by reference to Exhibit 4.4 of Brown-Forman Corporation’s Form 8-K filed on March 26, 2018 (File No. 001-00123).

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

10.13	Brown-Forman Corporation 2013 Omnibus Compensation Plan, incorporated into this report by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 8-K filed on July 26, 2013 (File No. 002-26821).*
10.14
Form of Employee Stock-Settled Stock Appreciation Right Award Agreement, incorporated into this report by reference to Exhibit 10.3 of Brown-Forman Corporation’s Form 8-K filed on July 26, 2013 (File No. 002-26821).*

10.15	Form of Restricted Stock Unit Award Agreement, incorporated into this report by reference to Exhibit 10.4 of Brown-Forman Corporation’s Form 8-K filed on July 26, 2013 (File No. 002-26821).*
10.16	Form of Restricted Stock Award Agreement, incorporated into this report by reference to Exhibit 10.5 of Brown-Forman Corporation’s Form 8-K filed on July 26, 2013 (File No. 002-26821).*
10.17
Form of Employee Stock-Settled Stock Appreciation Right Award Agreement, incorporated into this report by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 8-K filed on August 1, 2016 (File No. 001-00123).*

10.18
Form of Performance-Based Restricted Stock Unit Award Agreement (Class A), incorporated into this report by reference to Exhibit 10.2 of Brown-Forman Corporation’s Form 8-K filed on August 1, 2016 (File No. 001-00123).*

10.19
Form of Performance-Based Restricted Stock Unit Award Agreement (Class B), incorporated into this report by reference to Exhibit 10.3 of Brown-Forman Corporation’s Form 8-K filed on August 1, 2016 (File No. 001-00123).*

10.20
Five-Year Credit Agreement, dated as of November 10, 2017, among Brown-Forman Corporation, certain borrowing subsidiaries and certain lenders party thereto, JPMorgan Chase Bank, N.A., PNC Bank, National Association and Wells Fargo Bank, National Association, as Co-Documentation Agents, U.S. Bank National Association, as Administrative Agent, and U.S. Bank National Association, Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Citigroup Global Markets Inc., as Co-Syndication Agents, Joint Lead Arrangers and Joint Bookrunners, incorporated into this report by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 8-K filed on November 13, 2017 (File No. 001-00123).

10.21
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

BROWN-FORMAN CORPORATION (Registrant)
/s/ Lawson E. Whiting
By:	Lawson E. Whiting
President and Chief Executive Officer
Date: June 13, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on June 13, 2019, as indicated:

/s/ Geo. Garvin Brown IV
By:	Geo. Garvin Brown IV
Director, Chairman of the Board

/s/ Lawson E. Whiting
By:	Lawson E. Whiting
Director, President and Chief Executive Officer of the Company (Principal Executive Officer)

/s/ Patrick Bousquet-Chavanne
By:	Patrick Bousquet-Chavanne
Director

/s/ Campbell P. Brown
By:	Campbell P. Brown
Director

/s/ Stuart R. Brown
By:	Stuart R. Brown
Director

/s/ Bruce L. Byrnes
By:	Bruce L. Byrnes
Director

/s/ John D. Cook
By:	John D. Cook
Director

/s/ Marshall B. Farrer
By:	Marshall B. Farrer
Director

/s/ Laura L. Frazier
By:	Laura L. Frazier
Director

/s/ Kathleen M. Gutmann
By:	Kathleen M. Gutmann
Director

/s/ Augusta Brown Holland
By:	Augusta Brown Holland
Director

/s/ Michael J. Roney
By:	Michael J. Roney
Director

/s/ Tracy L. Skeans
By:	Tracy L. Skeans
Director

/s/ Michael A. Todman
By:	Michael A. Todman
Director

/s/ Paul C. Varga
By:	Paul C. Varga
Director

/s/ Jane C. Morreau
By:	Jane C. Morreau
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Kelli B. Nelson
By:	Kelli B. Nelson
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Brown-Forman Corporation and Subsidiaries
Schedule II – Valuation and Qualifying Accounts
For the Years Ended April 30, 2017, 2018, and 2019
(Expressed in millions)

Col. A	Col. B	Col. C(1)	Col. C(2)	Col. D		Col. E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions		Balance at End of Period
2017
Allowance for doubtful accounts	$9	$—	$—	$2	(1)	$7
Deferred tax valuation allowance	$25	$5	$2	$2		$30
2018
Allowance for doubtful accounts	$7	$—	$—	$—		$7
Deferred tax valuation allowance	$30	$3	$1	$5		$29
2019
Allowance for doubtful accounts	$7	$1	$—	$1	(1)	$7
Deferred tax valuation allowance	$29	$1	$1	$6		$25

(1)	Doubtful accounts written off, net of recoveries.