Form 10-Q
period 2019-07-31
BROWN FORMAN CORP
filed 2019-08-28
CIK 14693

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2019
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
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock (voting), $0.15 par value	BFA	New York Stock Exchange
Class B Common Stock (nonvoting), $0.15 par value	BFB	New York Stock Exchange
1.200% Notes due 2026	BF26	New York Stock Exchange
2.600% Notes due 2028	BF28	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  July 31, 2019

Class A Common Stock (voting), $0.15 par value	169,038,689
Class B Common Stock (nonvoting), $0.15 par value	308,500,493

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended
	July 31,
	2018	2019
Sales	$987	$978
Excise taxes	221	212
Net sales	766	766
Cost of sales	243	268
Gross profit	523	498
Advertising expenses	98	92
Selling, general, and administrative expenses	168	164
Other expense (income), net	(7)	(6)
Operating income	264	248
Non-operating postretirement expense	2	1
Interest income	(2)	(2)
Interest expense	22	21
Income before income taxes	242	228
Income taxes	42	42
Net income	$200	$186
Earnings per share:
Basic	$0.42	$0.39
Diluted	$0.41	$0.39
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended
	July 31,
	2018	2019
Net income	$200	$186
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(12)	(13)
Cash flow hedge adjustments	23	9
Postretirement benefits adjustments	3	3
Net other comprehensive income (loss)	14	(1)
Comprehensive income	$214	$185
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions)

	April 30, 2019	July 31, 2019
Assets
Cash and cash equivalents	$307	$307
Accounts receivable, less allowance for doubtful accounts of $7 at April 30 and July 31	609	626
Inventories:
Barreled whiskey	1,004	1,016
Finished goods	279	325
Work in process	152	163
Raw materials and supplies	85	105
Total inventories	1,520	1,609
Other current assets	283	295
Total current assets	2,719	2,837
Property, plant and equipment, net	816	815
Goodwill	753	754
Other intangible assets	645	654
Deferred tax assets	16	16
Other assets	190	246
Total assets	$5,139	$5,322
Liabilities
Accounts payable and accrued expenses	$544	$524
Dividends payable	—	79
Accrued income taxes	9	44
Short-term borrowings	150	220
Total current liabilities	703	867
Long-term debt	2,290	2,267
Deferred tax liabilities	145	148
Accrued pension and other postretirement benefits	197	197
Other liabilities	157	180
Total liabilities	3,492	3,659
Commitments and contingencies
Stockholders’ Equity
Common stock:
Class A, voting, $0.15 par value (170,000,000 shares authorized; 170,000,000 shares issued)	25	25
Class B, nonvoting, $0.15 par value (400,000,000 shares authorized; 314,532,000 shares issued)	47	47
Additional paid-in capital	—	1
Retained earnings	2,238	2,282
Accumulated other comprehensive income (loss), net of tax	(363)	(407)
Treasury stock, at cost (7,360,000 and 6,993,000 shares at April 30 and July 31, respectively)	(300)	(285)
Total stockholders’ equity	1,647	1,663
Total liabilities and stockholders’ equity	$5,139	$5,322
 See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Three Months Ended
	July 31,
	2018	2019
Cash flows from operating activities:
Net income	$200	$186
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	18	18
Stock-based compensation expense	5	3
Deferred income tax provision (benefit)	20	(9)
U.S Tax Act repatriation tax provision (benefit)	(6)	—
Other, net	4	1
Changes in assets and liabilities, excluding the effects of acquisition of business:
Accounts receivable	(22)	(20)
Inventories	(83)	(100)
Other current assets	(5)	(4)
Accounts payable and accrued expenses	(33)	(34)
Accrued income taxes	27	35
Other operating assets and liabilities	1	(4)
Cash provided by operating activities	126	72
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(22)
Additions to property, plant, and equipment	(23)	(21)
Payments for corporate-owned life insurance	(2)	—
Cash used for investing activities	(25)	(43)
Cash flows from financing activities:
Net change in short-term borrowings	(41)	67
Net payments related to exercise of stock-based awards	(4)	(13)
Acquisition of treasury stock	(1)	(1)
Dividends paid	(76)	(79)
Cash used for financing activities	(122)	(26)
Effect of exchange rate changes on cash and cash equivalents	(7)	(3)
Net decrease in cash and cash equivalents	(28)	—
Cash and cash equivalents, beginning of period	239	307
Cash and cash equivalents, end of period	$211	$307
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

We suggest that you read these condensed financial statements together with the financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019 (2019 Form 10-K). Except for adopting the new accounting standards discussed below, we prepared the accompanying financial statements on a basis that is substantially consistent with the accounting principles applied in our 2019 Form 10-K.

As of May 1, 2019, we adopted the following Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board:

•
ASU 2016-02: Leases. This update, codified along with various amendments as Accounting Standards Codification Topic 842 (ASC 842), replaces previous lease accounting guidance. Under ASC 842, a lessee should recognize on its balance sheet a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. ASC 842 permits an entity to make an accounting policy election not to recognize lease assets and liabilities for leases with a term of 12 months or less. It also requires additional quantitative and qualitative disclosures about leasing arrangements.

We adopted ASC 842 using a modified retrospective transition approach for leases existing at the date of adoption. For the transition, we elected to use the package of practical expedients to not reassess (a) whether existing contracts are or contain leases, (b) the classification of existing leases, and (c) initial direct costs for existing leases. Upon adoption, we recorded lease liabilities and right-of-use assets of $54 million. The adoption did not have a material impact on our results of operations, stockholders’ equity, or cash flows. See Note 13 for additional information about our leases.

•
ASU 2018-02: Reclassification of Certain Effects from Accumulated Other Comprehensive Income (AOCI). This new guidance allows a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act enacted by the U.S. government in December 2017. We elected to make the reclassification, which increased retained earnings and decreased AOCI as of May 1, 2019, by $43 million.

2.    Earnings Per Share
We calculate basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share further includes the dilutive effect of stock-based compensation awards. We calculate that dilutive effect using the “treasury stock method” (as defined by GAAP).

The following table presents information concerning basic and diluted earnings per share:

	Three Months Ended
	July 31,
(Dollars in millions, except per share amounts)	2018	2019
Net income available to common stockholders	$200	$186

Share data (in thousands):
Basic average common shares outstanding	480,964	477,369
Dilutive effect of stock-based awards	3,477	2,719
Diluted average common shares outstanding	484,441	480,088

Basic earnings per share	$0.42	$0.39
Diluted earnings per share	$0.41	$0.39

We excluded common stock-based awards for approximately 100,000 shares and 362,000 shares from the calculation of diluted earnings per share for the three months ended July 31, 2018 and 2019, respectively. We excluded those awards because they were not dilutive for those periods under the treasury stock method.

3.    Inventories
Inventories are valued at the lower of cost or market. Some of our consolidated inventories are valued using the last-in, first-out (LIFO) method, which we use for the majority of our U.S. inventories. If the LIFO method had not been used, inventories at current cost would have been $303 million higher than reported as of April 30, 2019, and $306 million higher than reported as of July 31, 2019. Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

4.    Goodwill and Other Intangible Assets
The following table shows the changes in goodwill (which includes no accumulated impairment losses) and other intangible assets during the three months ended July 31, 2019:

(Dollars in millions)	Goodwill	Other Intangible Assets
Balance at April 30, 2019	$753	$645
Acquisition (Note 15)	11	12
Foreign currency translation adjustment	(10)	(3)
Balance at July 31, 2019	$754	$654

Our other intangible assets consist of trademarks and brand names, all with indefinite useful lives.

5.    Commitments and Contingencies
We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe it is reasonably possible that these existing loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies were recorded as of July 31, 2019.

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

As of July 31, 2019, our actual exposure under the guaranty of the importer’s obligation was approximately $5 million. We also have accounts receivable from that importer of approximately $8 million at July 31, 2019, which we expect to collect in full.

Based on the financial support we provide to the importer, we believe it meets the definition of a variable interest entity. However, because we do not control this entity, it is not included in our consolidated financial statements.

6.    Debt
Our long-term debt (net of unamortized discount and issuance costs) consists of:

(Principal and carrying amounts in millions)	April 30, 2019	July 31, 2019
2.25% senior notes, $250 principal amount, due January 15, 2023	$249	$249
3.50% senior notes, $300 principal amount, due April 15, 2025	297	297
1.20% senior notes, €300 principal amount, due July 7, 2026	333	332
2.60% senior notes, £300 principal amount, due July 7, 2028	383	361
4.00% senior notes, $300 principal amount, due April 15, 2038	293	293
3.75% senior notes, $250 principal amount, due January 15, 2043	248	248
4.50% senior notes, $500 principal amount, due July 15, 2045	487	487
	$2,290	$2,267

Our short-term borrowings consist of:

(Dollars in millions)	April 30, 2019	July 31, 2019
Commercial paper	$150	$220
Average interest rate	2.60%	2.45%
Average remaining days to maturity	18	27

7.    Stockholders’ Equity
The following table shows the changes in stockholders’ equity during the three months ended July 31, 2018:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2018	$25	$47	$4	$1,730	$(378)	$(112)	$1,316
Cumulative effect of changes in accounting standards				(5)			(5)
Net income				200			200
Net other comprehensive income (loss)					14		14
Declaration of cash dividends				(152)			(152)
Acquisition of treasury stock						(6)	(6)
Stock-based compensation expense			5				5
Stock issued under compensation plans						9	9
Loss on issuance of treasury stock issued under compensation plans			(7)	(6)			(13)
Balance at July 31, 2018	$25	$47	$2	$1,767	$(364)	$(109)	$1,368

The following table shows the changes in stockholders’ equity during the three months ended July 31, 2019:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2019	$25	$47	$—	$2,238	$(363)	$(300)	$1,647
Adoption of ASU 2018-02 (Note 1)				43	(43)		—
Net income				186			186
Net other comprehensive income (loss)					(1)		(1)
Declaration of cash dividends				(158)			(158)
Acquisition of treasury stock						(1)	(1)
Stock-based compensation expense			3				3
Stock issued under compensation plans						16	16
Loss on issuance of treasury stock issued under compensation plans			(2)	(27)			(29)
Balance at July 31, 2019	$25	$47	$1	$2,282	$(407)	$(285)	$1,663

The following table shows the change in each component of AOCI, net of tax, during the three months ended July 31, 2019:

(Dollars in millions)	Currency Translation Adjustments	Cash Flow Hedge Adjustments	Postretirement Benefits Adjustments	Total AOCI
Balance at April 30, 2019	$(207)	$31	$(187)	$(363)
Adoption of ASU 2018-02 (Note 1)	(1)	(1)	(41)	(43)
Net other comprehensive income (loss)	(13)	9	3	(1)
Balance at July 31, 2019	$(221)	$39	$(225)	$(407)

The following table shows the cash dividends declared per share on our Class A and Class B common stock during the three months ended July 31, 2019:

Declaration Date	Record Date	Payable Date	Amount per Share
May 23, 2019	June 6, 2019	July 1, 2019	$0.166
July 25, 2019	September 6, 2019	October 1, 2019	$0.166

8.    Net Sales
The following table shows our net sales by geography:

	Three Months Ended
	July 31,
(Dollars in millions)	2018	2019
United States	$354	$374
Developed International[1]	215	205
Emerging[2]	131	133
Travel Retail[3]	38	32
Non-branded and bulk[4]	28	22
Total	$766	$766

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

The following table shows our net sales by product category:

	Three Months Ended
	July 31,
(Dollars in millions)	2018	2019
Whiskey[1]	$597	$600
Tequila[2]	62	68
Vodka[3]	28	26
Wine[4]	40	39
Rest of portfolio	11	11
Non-branded and bulk[5]	28	22
Total	$766	$766

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

	Three Months Ended
	July 31,
(Dollars in millions)	2018	2019
Pension Benefits:
Service cost	$6	$6
Interest cost	9	8
Expected return on plan assets	(12)	(12)
Amortization of net actuarial loss	5	5
Net cost	$8	$7

Other Postretirement Benefits:
Interest cost	$1	$1
Amortization of prior service cost (credit)	(1)	(1)
Net cost	$—	$—

10.    Income Taxes
Our consolidated interim effective tax rate is based on our expected annual operating income, statutory tax rates, and income tax laws in the various jurisdictions where we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the fiscal quarter in which the related event or a change in judgment occurs. The effective tax rate of 18.2% for the three months ended July 31, 2019, is lower than the expected tax rate of 21.0% on ordinary income for the full fiscal year primarily due to (a) excess tax benefits related to stock-based compensation and (b) the impact of other discrete items. Our expected tax rate includes current fiscal year additions for existing tax contingency items.

Historically, we have asserted that the undistributed earnings of our foreign subsidiaries are reinvested indefinitely outside the United States. Therefore, no income taxes have been provided for any outside basis differences inherent in these subsidiaries other than those subject to the one-time repatriation tax. During fiscal 2019, we changed our indefinite reinvestment assertion with respect to current year earnings and prior year undistributed earnings for select foreign subsidiaries (but not for their other outside basis differences). Although these earnings are no longer indefinitely reinvested and may now be distributed within our foreign entity structure, they remain indefinitely reinvested outside the United States. No deferred taxes have been recorded as no withholding taxes would be due on their distribution. No further changes have been made to our indefinite reinvestment assertion.

11.    Derivative Financial Instruments and Hedging Activities
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

We use currency derivative contracts to limit our exposure to the currency exchange risk that we cannot mitigate internally by using netting strategies. We designate most of these contracts as cash flow hedges of forecasted transactions (expected to occur within three years). We record all changes in the fair value of cash flow hedges in AOCI until the underlying hedged transaction occurs, at which time we reclassify that amount into earnings.

We do not designate some of our currency derivatives as hedges because we use them to at least partially offset the immediate earnings impact of changes in foreign exchange rates on existing assets or liabilities. We immediately recognize the change in fair value of these contracts in earnings.

We had outstanding currency derivatives, related primarily to our euro, British pound, and Australian dollar exposures, with notional amounts for all hedged currencies totaling $1,241 million at April 30, 2019 and $1,215 million at July 31, 2019.

We also use foreign currency-denominated debt to help manage our currency exchange risk. As of July 31, 2019, $609 million of our foreign currency-denominated debt instruments were designated as net investment hedges. These net investment hedges are intended to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries. Any change in value of the designated portion of the hedging instruments is recorded in AOCI, offsetting the foreign currency translation adjustment of the related net investments that is also recorded in AOCI.

At inception, we expect each financial instrument designated as a hedge to be highly effective in offsetting the financial exposure it is designed to mitigate. We also assess the effectiveness on an ongoing basis. If determined to no longer be highly effective, designation and accounting for the instrument as a hedge would be discontinued.

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

The following table presents the pre-tax impact that changes in the fair value of our derivative instruments and non-derivative hedging instruments had on AOCI and earnings:

		Three Months Ended
		July 31,
(Dollars in millions)	Classification	2018	2019
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$27	$15
Net gain (loss) reclassified from AOCI into earnings	Sales	(2)	4
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Sales	$3	$—
Net gain (loss) recognized in earnings	Other income (expense), net	3	1
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	$28	$23

Total amounts presented in the accompanying consolidated statements of operations for line items affected by the net gains (losses) shown above:
Sales		$987	$978
Other income (expense), net		7	6

We expect to reclassify $23 million of deferred net gains on cash flow hedges recorded in AOCI as of July 31, 2019, to earnings during the next 12 months. This reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur. As of July 31, 2019, the maximum term of our outstanding derivative contracts was 36 months.

The following table presents the fair values of our derivative instruments:

		April 30, 2019		July 31, 2019
(Dollars in millions)	Classification	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Designated as cash flow hedges:
Currency derivatives	Other current assets	$21	$(2)	$30	$(2)
Currency derivatives	Other assets	22	(1)	27	—
Currency derivatives	Accrued expenses	—	(5)	—	(6)
Currency derivatives	Other liabilities	—	(1)	—	(2)

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

Some of our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. The aggregate fair value of all derivatives with creditworthiness requirements that were in a net liability position was $6 million at April 30, 2019 and $8 million at July 31, 2019.

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

The following table summarizes the gross and net amounts of our derivative contracts:

(Dollars in millions)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet	Net Amounts
April 30, 2019
Derivative assets	$43	$(3)	$40	$—	$40
Derivative liabilities	(9)	3	(6)	—	(6)
July 31, 2019
Derivative assets	57	(2)	55	—	55
Derivative liabilities	(10)	2	(8)	—	(8)

No cash collateral was received or pledged related to our derivative contracts as of April 30, 2019 or July 31, 2019.

12.    Fair Value Measurements
The following table summarizes the assets and liabilities measured or disclosed at fair value on a recurring basis:

	April 30, 2019		July 31, 2019
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$307	$307	$307	$307
Currency derivatives	40	40	55	55
Liabilities
Currency derivatives	6	6	8	8
Short-term borrowings	150	150	220	220
Long-term debt	2,290	2,399	2,267	2,501

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

13.    Leases
We enter into lease arrangements, which we use primarily for office space, vehicles, and land. Substantially all of our leases are operating leases. Our finance leases are not material.

Effective May 1, 2019, we updated our accounting policy for leases to reflect the adoption of ASC 842. Under ASC 842, we record lease liabilities and right-of-use (ROU) assets on our balance sheet for leases with terms exceeding 12 months. We do not record lease liabilities or ROU assets for short-term leases.

The amounts recorded for lease liabilities and ROU assets are based on the estimated present value, as of the lease commencement date, of the future payments to be made over the lease term. We calculate the present value using our incremental borrowing rate that corresponds to the term of the lease. We include the effect of an option to renew or terminate a lease in the lease term when it is reasonably certain that we will exercise the option.

Some of our leases contain non-lease components (e.g., maintenance or other services) in addition to lease components. For our land leases, we have elected the practical expedient not to separate the non-lease components from the lease components.

The following table shows the amounts and classification of ROU assets and lease liabilities on our balance sheet as of July 31, 2019:

		July 31,
(Dollars in millions)	Classification	2019
Right-of-use assets	Other assets	$50

Lease liabilities:
Current	Accounts payable and accrued expenses	$17
Non-current	Other liabilities	33
Total		$50

The following table shows information about the effects of leases during the three months ended July 31, 2019:

Three Months
Ended
(Dollars in millions)	July 31, 2019
Total lease cost[1]	$5
Cash paid for amounts included in the measurement of lease liabilities[2]	5
Right-of-use assets obtained in exchange for new lease liabilities	3
1Consists primarily of operating lease cost. Other components of lease cost were not material.
2Classified within operating activities in the accompanying consolidated statement of cash flows.

The following table includes a maturity analysis of future (undiscounted) operating lease payments and a reconciliation of those payments to the lease liabilities recorded on our balance sheet as of July 31, 2019:

July 31,
(Dollars in millions)	2019
Fiscal 2020 (nine months remaining)	$14
Fiscal 2021	15
Fiscal 2022	10
Fiscal 2023	5
Fiscal 2024	4
Thereafter	5
Total lease payments	53
Less: Present value discount	(3)
Lease liabilities	$50

Weighted-average discount rate	2.9%
Weighted-average remaining term	4.0 years

Future operating lease payments, as disclosed in our 2019 Form 10-K under the prior accounting standard (ASC Topic 840), were as follows as of April 30, 2019:

April 30,
(Dollars in millions)	2019
Fiscal 2020	$23
Fiscal 2021	16
Fiscal 2022	10
Fiscal 2023	5
Fiscal 2024	3
Thereafter	2
Total lease payments	$59

14.    Other Comprehensive Income
The following table shows the components of net other comprehensive income (loss):

	Three Months Ended			Three Months Ended
	July 31, 2018			July 31, 2019
(Dollars in millions)	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Currency translation adjustments:
Net gain (loss) on currency translation	$(5)	$(7)	$(12)	$(8)	$(5)	$(13)
Reclassification to earnings	—	—	—	—	—	—
Other comprehensive income (loss), net	(5)	(7)	(12)	(8)	(5)	(13)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	27	(6)	21	15	(3)	12
Reclassification to earnings[1]	2	—	2	(4)	1	(3)
Other comprehensive income (loss), net	29	(6)	23	11	(2)	9
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	—	—	—	—	—	—
Reclassification to earnings[2]	4	(1)	3	4	(1)	3
Other comprehensive income (loss), net	4	(1)	3	4	(1)	3

Total other comprehensive income (loss), net	$28	$(14)	$14	$7	$(8)	$(1)
1Pre-tax amount is classified as sales in the accompanying condensed consolidated statements of operations.
2Pre-tax amount is classified as non-operating postretirement expense in the accompanying condensed consolidated statements of operations.

15.    Acquisition of Business
On July 3, 2019, we acquired 100% of the voting interests in The 86 Company, which owns Fords Gin, for $22 million in cash. The purchase price has been preliminarily allocated largely to the intangible assets that were acquired, including goodwill of $11 million and other indefinite-lived intangibles of $12 million, net of deferred tax liabilities of $1 million. The goodwill is primarily attributable to the value of leveraging our distribution network and brand-building expertise to grow global sales of the Fords Gin brand and to the knowledge and expertise of the organized workforce employed by the acquired business. We do not expect the goodwill to be deductible for tax purposes. The initial allocation of the purchase price was based on preliminary estimates and may be revised as the intangible asset valuations are finalized. The 86 Company has been included in our consolidated financial statements since the acquisition date. Actual and pro forma results are not presented due to immateriality.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with both our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report and our 2019 Form 10-K. Note that the results of operations for the three months ended July 31, 2019 do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, “we,” “us,” “our,” “Brown-Forman,” and the “Company” refer to Brown-Forman Corporation and its consolidated subsidiaries, collectively.

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
“Underlying change” in measures of statements of operations. We present changes in certain measures, or line items, of the statements of operations that are adjusted to an “underlying” basis. We use “underlying change” for the following measures of the statements of operations: (a) underlying net sales; (b) underlying cost of sales; (c) underlying gross profit; (d) underlying advertising expenses; (e) underlying selling, general, and administrative (SG&A) expenses; (f) underlying other expense (income) net; (g) underlying operating expenses1; and (h) underlying operating income. To calculate these measures, we adjust, as applicable, for foreign exchange and estimated net change in distributor inventories. We explain these adjustments below.

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
Geographic Aggregations.
In “Results of Operations - Fiscal 2020 Year-to-Date Highlights,” we provide supplemental information for our largest markets ranked by percentage of total fiscal 2019 net sales. In addition to markets that are listed by country name, we include the following aggregations:

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
Brand Aggregations.
In “Results of Operations - Fiscal 2020 Year-to-Date Highlights,” we provide supplemental information for our largest brands ranked by percentage of total fiscal 2019 net sales. In addition to brands that are listed by name, we include the following aggregations:

•
“Whiskey” includes all whiskey spirits and whiskey-based flavored liqueurs, ready-to-drink (RTD), and ready-to-pour products (RTP). The brands included in this category are the Jack Daniel’s family of brands, Woodford Reserve, Canadian Mist, GlenDronach, BenRiach, Glenglassaugh, Old Forester, Early Times, Slane Irish Whiskey, and Coopers’ Craft.

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

Important Information on Forward-Looking Statements:
This report contains statements, estimates, and projections that are “forward-looking statements” as defined under U.S. federal securities laws. Words such as “aim,” “anticipate,” “aspire,” “believe,” “can,” “continue,” “could,” “envision,” “estimate,” “expect,” “expectation,” “intend,” “may,” “might,” “plan,” “potential,” “project,” “pursue,” “see,” “seek,” “should,” “will,” “would,” and similar words indicate forward-looking statements, which speak only as of the date we make them. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. By their nature, forward-looking statements involve risks, uncertainties, and other factors (many beyond our control) that could cause our actual results to differ materially from our historical experience or from our current expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors of our 2019 Form 10-K and those described from time to time in our future reports filed with the Securities and Exchange Commission, including:

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

Overview
Tariffs
Tariffs negatively affected our results beginning in the second quarter of fiscal 2019, and are expected to continue to have a negative impact on our results as long as tariffs are in place. Our results for the three months ended July 31, 2019 were negatively affected by tariffs as described below.

•	Lower net sales. Certain customers paid the incremental costs of tariffs, and we compensated these customers for these incremental costs by reducing our net prices, which lowered our net sales.

•	Higher cost of sales. In markets where we own inventory, we paid the incremental cost of tariffs, which increased our cost of sales.
The combined effect of these tariff-related costs, whether arising as a reduction of net sales or as an increase in cost of sales, is hereafter referred to as “tariff-related costs.”
Our results for the three months ended July 31, 2019 were also affected by the timing-related impact of tariffs in the same period last year. In the first quarter of fiscal 2019, our net sales in a number of European markets were higher than normal as many retail and wholesale customers increased purchases to build inventory ahead of anticipated price increases related to tariffs (hereafter referred to as “prior-year tariff-related buy-ins”).
We discuss the estimated effect of the tariffs on our results where relevant below.
Fiscal 2020 Year-to-Date Highlights

•
We delivered reported net sales of $766 million, flat on both a reported and underlying basis compared to the same period last year. We estimate that prior-year tariff-related buy-ins and tariff-related costs reduced our underlying net sales growth by approximately three percentage points.

◦
From a brand perspective, the Jack Daniel’s family of brands (excluding JDTW); our premium bourbon brands, fueled by Woodford Reserve; and our tequila brands all positively contributed to underlying net sales. Declines of JDTW, resulting from prior-year tariff-related buy-ins and tariff-related costs, offset this growth.

◦
From a geographic perspective, growth in the United States and emerging markets was offset by declines in developed international markets and Travel Retail. Declines in developed international markets were driven by prior-year tariff-related buy-ins and tariff-related costs. Travel Retail’s underlying net sales were down primarily related to timing of customer orders in the same period last year.

•
We delivered reported operating income of $248 million, a decrease of 6% compared to the same period last year. Excluding (a) the positive effect of foreign exchange and (b) an estimated net change in distributor inventories, underlying operating income declined 8% driven by prior-year tariff-related buy-ins, tariff-related costs, and higher input costs.

•	We delivered diluted earnings per share of $0.39, a decrease of 6% compared to the same period last year due to the decline in our reported operating income.

Summary of Operating Performance

	Three Months Ended July 31,
(Dollars in millions)	2018	2019	Reported Change		Underlying Change[1]
Net sales	$766	$766	—%		—%
Cost of sales	243	268	10%		11%
Gross profit	523	498	(5%)		(5%)
Advertising	98	92	(6%)		(4%)
SG&A	168	164	(2%)		(1%)
Operating income	264	248	(6%)		(8%)

Total operating expenses[2]	$259	$250	(3%)		(2%)

As a percentage of net sales[3]
Gross profit	68.2%	64.9%	(3.3	)pp
Operating income	34.5%	32.4%	(2.1	)pp
Non-operating postretirement expense	$2	$1	(32%)
Interest expense, net	$20	$19	(7%)
Effective tax rate	17.4%	18.2%	0.8	pp
Diluted earnings per share	$0.41	$0.39	(6%)
Note: Totals may differ due to rounding

1See “Non-GAAP Financial Measures” above for details on our use of “underlying change,” including how we calculate these measures and why we think this information is useful to readers.
2Operating expenses include advertising expense, SG&A expense, and other expense (income), net.
3Year-over-year changes in percentages are reported in percentage points (pp).

Results of Operations – Fiscal 2020 Year-to-Date Highlights
Market Highlights
The following table provides supplemental information for our largest markets for the three months ended July 31, 2019, compared to the same period last year. We discuss results for the markets most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the three months ended July 31, 2019, compared to the same period last year.
Top 10 Markets[1] - Fiscal 2020 Net Sales Growth by Geographic Area

	Percentage change versus prior year period
Three months ended July 31, 2019	Net Sales
Geographic area[2]	Reported	Foreign Exchange	Est. Net Chg in Distributor Inventories	Underlying[3]
United States	6%	—%	(1%)	4%
Developed International	(5%)	1%	1%	(3%)
United Kingdom	(21%)	7%	—%	(14%)
Australia	(2%)	3%	—%	1%
Germany	(6%)	(3%)	—%	(9%)
France	7%	(1%)	—%	6%
Japan	11%	(3%)	(12%)	(3%)
Rest of Developed International	(1%)	(1%)	5%	2%
Emerging	1%	—%	2%	3%
Mexico	6%	(2%)	(1%)	3%
Poland	(15%)	1%	—%	(14%)
Russia	34%	2%	27%	62%
Brazil	14%	(2%)	(5%)	7%
Rest of Emerging	(3%)	—%	3%	—%
Travel Retail	(15%)	1%	—%	(14%)
Non-branded and bulk	(22%)	1%	—%	(21%)
Total	—%	—%	—%	—%
Note: Totals may differ due to rounding

1“Top 10 markets” are ranked based on percentage of total fiscal 2019 net sales. See 2019 Form 10-K “Results of Operations - Fiscal 2019 Market Highlights” and “Note 9. Net Sales.”
2See “Definitions” above for definitions of market aggregations presented here.
3See “Non-GAAP Financial Measures” above for details on our use of “underlying change” in net sales, including how we calculate this measure and why we believe this information is useful to readers.

•
United States. Reported net sales increased 6%, while underlying net sales grew 4% after adjusting for an estimated net increase in distributor inventories. The underlying net sales gains were driven by the growth of (a) our premium bourbons, led by Woodford Reserve; (b) the Jack Daniel’s family of brands, led by JDTW; and (c) tequilas, led by Herradura. Woodford Reserve growth was supported by continued strong consumer takeaway trends and JDTW growth reflects volume gains driven in part by increased media spend and promotional activities.

•
Developed International. Reported net sales declined 5%, while underlying net sales were down 3% after adjusting for (a) the negative effect of foreign exchange (reflecting the strengthening of the dollar primarily against the British pound) and (b) an estimated net decrease in distributor inventories. The decline in underlying net sales was driven primarily by the United Kingdom and Germany, largely reflecting tough comparisons against prior-year tariff-related buy-ins. Buy-ins in advance of regulatory changes in Korea and growth in France only partially offset these declines. We estimate that prior-year tariff-related buy-ins and tariff-related costs reduced our underlying net sales growth in this geographic area by approximately six percentage points.

◦
In the United Kingdom, the underlying net sales decline was driven by lower volumes and unfavorable channel mix of JDTW, partially due to prior-year tariff-related buy-ins as well as timing associated with order patterns of certain customers in the same period last year.

◦	In Australia, the underlying net sales growth was driven by favorable price/mix of JD RTDs, mostly offset by declines of JDTW due to a buy-in ahead of the August 1, 2018 price increase.

◦
In Germany, the underlying net sales decline was driven by lower volumes of JDTW, partially due to (a) prior-year tariff-related buy-ins and (b) timing associated with order patterns of certain customers in the same period last year. These declines were modestly offset by volume growth of JD RTDs.

◦
In France, the underlying net sales growth was driven by the launch of JD RTDs and higher volumes of JDTH, which was partially offset by volume declines of JDTW due to prior-year tariff-related buy-ins.

◦	In Japan, the underlying net sales decline was driven by unfavorable price/mix of JDTW, partially offset by volumetric gains of Early Times.

◦
Underlying net sales in the Rest of Developed International increased as volume growth of JDTW in Korea, due to buy-ins in advance of regulatory changes, was partially offset by prior-year tariff-related buy-ins in certain other European markets not listed above.

•
Emerging. Reported net sales increased 1%, while underlying net sales grew 3% after adjusting for an estimated net decrease in distributor inventories, primarily in Russia. Underlying net sales growth was led by Russia and China, partially offset by declines in Poland. We estimate that prior-year tariff-related buy-ins and tariff-related costs reduced our underlying net sales growth in this geographic area by approximately three percentage points.

◦	In Mexico, the underlying net sales growth was led by higher prices and volume growth of Herradura, partially offset by volume declines of JD RTDs and New Mix.

◦
In Poland, the underlying net sales decline was driven by lower volumes of JDTW, partially due to prior-year tariff-related buy-ins, and lower volumes and prices of Finlandia due to the competitive retail environment for vodka.

◦
In Russia, the underlying net sales growth reflected higher volumes of JDTW and Finlandia due in part to easy comparisons to the late fiscal 2017 route-to-consumer change as well as strong consumer demand in the current year.

◦	In Brazil, the underlying net sales growth was fueled by higher volumes of JDTF and JDTW.

◦	Underlying net sales in the Rest of Emerging were flat as growth of JDTW in China and Southeast Asia was offset by declines of JDTW in Turkey and Romania due to prior-year tariff-related buy-ins.

•
Travel Retail. Reported net sales declined 15%, while underlying net sales were down 14% after adjusting for the negative effect of foreign exchange. The underlying net sales decline was driven by lower volumes of the Jack Daniel’s family of brands due to the timing of customer orders in the same period last year.

•
Non-branded and bulk. Reported net sales declined 22%, while underlying net sales were down 21% after adjusting for the negative effect of foreign exchange. Declines were driven by lower volumes and prices for used barrels along with a decrease in contract bottling sales.

Brand Highlights
The following table provides supplemental information for our largest brands for the three months ended July 31, 2019, compared to the same period last year. We discuss results of the brands most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the three months ended July 31, 2019, compared to the same period last year.
Major Brands Worldwide Results

	Percentage change versus prior year period
Three months ended July 31, 2019	Volumes	Net Sales
Product category / brand family / brand[1]	9L Depletions[1]	Reported	Foreign Exchange	Est. Net Chg in Distributor Inventories	Underlying[2]
Whiskey	—%	1%	—%	(1%)	—%
Jack Daniel's family of brands	—%	(1%)	—%	(1%)	(1%)
JDTW	(5%)	(3%)	—%	(2%)	(4%)
JD RTD/RTP	4%	6%	1%	—%	7%
JDTH	5%	(3%)	1%	7%	5%
Gentleman Jack	5%	10%	—%	(3%)	7%
JDTF	3%	(2%)	—%	5%	2%
Other Jack Daniel's whiskey brands	3%	(4%)	1%	(1%)	(4%)
Woodford Reserve	18%	22%	—%	(7%)	15%
Tequila	(2%)	9%	—%	3%	12%
el Jimador	6%	—%	1%	8%	10%
Herradura	13%	22%	—%	1%	22%
Vodka (Finlandia)	(6%)	(9%)	(1%)	5%	(5%)
Wine	—%	(1%)	—%	2%	1%
Rest of Portfolio	3%	(1%)	(3%)	1%	(3%)
Non-branded and bulk	NA	(22%)	1%	—%	(21%)
Note: Totals may differ due to rounding

1See “Definitions” above for definitions of brand aggregations and volume measures presented here.
2See “Non-GAAP Financial Measures” above for details on our use of “underlying change” in net sales, including how we calculate this measure and why we believe this information is useful to readers.

•
Whiskey brands grew reported net sales 1%, while underlying net sales were flat after adjusting for an estimated net increase in distributor inventories. Growth of Woodford Reserve, JD RTDs, JDTH, and our Scotch brands was offset by declines of JDTW driven by prior-year tariff-related buy-ins and tariff-related costs.

◦	The Jack Daniel’s family of brands underlying net sales decline was driven by lower JDTW volumes, partially offset by broad-based growth of JD RTDs and JDTH.

▪
JDTW underlying net sales declines were due to lower volumes in developed international markets, largely reflecting prior-year tariff-related buy-ins, and volume declines in Travel Retail due to the timing of customer orders in the same period last year. This growth was partially offset by increased volumes in Russia and the United States, the latter of which benefited from increased media spend and promotional activities. We estimate that prior-year tariff-related buy-ins and tariff-related costs reduced our underlying net sales growth for this brand by approximately five percentage points.

▪
The increase in underlying net sales growth for Jack Daniel’s RTD/RTP was driven by the product launch in France, favorable price/mix in Australia, and volume growth in Germany where consumer momentum remained strong.

▪	JDTH increased underlying net sales with broad-based volume growth led by France and Poland driven by strong consumer demand.

▪	Gentleman Jack grew underlying net sales with higher volumes in the United States as well as broad-based international gains led by the United Kingdom.

▪	The growth in underlying net sales of JDTF was driven by increased volumes in Brazil.

▪	The underlying net sales decline of Other Jack Daniel’s whiskey brands was driven by Jack Daniel’s Single Barrel declines in certain developed international markets.

◦
Woodford Reserve continued to lead the growth of our premium bourbons as the underlying net sales gains were fueled by the United States where volumetric growth was supported by strong consumer takeaway trends.

•	Tequila brands grew reported net sales 9%, while underlying net sales grew 12% after adjusting for an estimated net decrease in distributor inventories.

◦	el Jimador grew underlying net sales reflecting higher volumes and prices in the United States as takeaway trends remain strong.

◦	Herradura grew underlying net sales driven by higher prices and volumes in Mexico along with increased volumes and prices in the United States.

•
Reported net sales for Finlandia declined 9%, while underlying net sales decreased 5% after adjusting for (a) an estimated net decrease in distributor inventories and (b) the positive effect of foreign exchange (reflecting the weakening of the dollar primarily against the Turkish lira). The decrease in underlying net sales was driven by lower volumes and prices in Poland due to the competitive retail environment for vodka, partially offset by volume growth in Russia.

•
Reported net sales of our wine brands declined 1%, while underlying net sales increased 1% after adjusting for an estimated net decrease in distributor inventories. Volume growth of Sonoma-Cutrer was partially offset by lower volumes of Korbel Champagne, both in the United States.

•
Rest of portfolio reported net sales declined 1%, while underlying net sales decreased 3% after adjusting for the positive effect of foreign exchange and an estimated net decrease in distributor inventories. The decline was driven by lower volumes and unfavorable price/mix of Chambord in the United Kingdom.

•
Non-branded and bulk reported net sales decreased 22%, while underlying net sales decreased 21% after adjusting for the negative effect of foreign exchange. Declines were driven by lower volumes and prices for used barrels along with a decrease in contract bottling sales.

Year-over-Year Period Comparisons
Net Sales

Percentage change versus the prior year period ended July 31	3 Months
Change in reported net sales	—%
Foreign exchange	—%
Estimated net change in distributor inventories	—%
Change in underlying net sales	—%

Change in underlying net sales attributed to:
Volume	(1%)
Price/mix	1%
Note: Totals may differ due to rounding
Net sales of $766 million for the three months ended July 31, 2019 were flat compared to the same period last year on both a reported and underlying basis as favorable price/mix offset volume declines. Price/mix was driven by favorable portfolio mix led by our American whiskey brands and higher average pricing on our tequila brands. Volume declines were driven by JDTW, reflecting prior-year tariff-related buy-ins, and Finlandia. These declines were partially offset by volumetric growth of our premium bourbons and our tequila brands. We estimate that tariff-related costs and prior-year tariff-related buy-ins reduced our underlying net sales growth by approximately three percentage points for the three months ended July 31, 2019. See “Results of Operations - Fiscal 2020 Year-to-Date Highlights” above for further details on underlying net sales for the three months ended July 31, 2019.
Cost of Sales

Percentage change versus the prior year period ended July 31	3 Months
Change in reported cost of sales	10%
Foreign exchange	—%
Estimated net change in distributor inventories	1%
Change in underlying cost of sales	11%

Change in underlying cost of sales attributed to:
Volume	(1%)
Cost/mix	12%
Note: Totals may differ due to rounding
Cost of sales of $268 million for the three months ended July 31, 2019 increased $25 million, or 10%, when compared to the same period last year. Underlying cost of sales increased 11% after adjusting for an estimated net decrease in distributor inventories. The increase in underlying cost of sales for the three months ended July 31, 2019 was driven by tariff-related costs and higher input costs, including agave and wood. We estimate that approximately half of the overall increase in underlying cost of sales was due to tariff-related costs.
Gross Profit

Percentage change versus the prior year period ended July 31	3 Months
Change in reported gross profit	(5%)
Foreign exchange	—%
Estimated net change in distributor inventories	—%
Change in underlying gross profit	(5%)
Note: Totals may differ due to rounding

Gross Margin

For the period ended July 31	3 Months
Prior year gross margin	68.2%
Price/mix	0.5%
Cost	(1.5%)
Tariffs[1]	(2.1%)
Foreign exchange	(0.2%)
Change in gross margin	(3.3%)
Current year gross margin	64.9%
Note: Totals may differ due to rounding

1“Tariffs” include the combined effect of tariff-related costs, whether arising as a reduction of net sales or as an increase in cost of sales. See “Overview - Tariffs” for additional details of these costs.
Gross profit of $498 million decreased $25 million, or 5%, for the three months ended July 31, 2019 compared to the same period last year. Underlying gross profit also declined 5% due to the same factors that contributed to flat underlying net sales and the increase in underlying cost of sales.
For the three months ended July 31, 2019, gross margin decreased approximately 3.3 percentage points to 64.9% from 68.2% in the same period last year driven by tariff-related costs and an increase in input costs.
Operating Expenses

Percentage change versus the prior year period ended July 31
3 Months	Reported	Foreign Exchange	Underlying
Advertising	(6%)	2%	(4%)
SG&A	(2%)	2%	(1%)
Total operating expenses[1]	(3%)	1%	(2%)
Note: Totals may differ due to rounding
[1]Total operating expenses include advertising expense, SG&A expense, and other expense (income), net.
Operating expenses totaled $250 million, down $9 million, or 3%, for the three months ended July 31, 2019 compared to the same period last year. Underlying operating expenses decreased 2% after adjusting for the positive effect of foreign exchange.

•
Reported advertising expenses declined 6% for the three months ended July 31, 2019, while underlying advertising expenses decreased 4% after adjusting for the positive effect of foreign exchange. Increased media spend on JDTW in the United States was more than offset by the timing of spending on our tequilas and the rest of the Jack Daniel’s family of brands.

•
Reported SG&A expenses decreased 2% for the three months ended July 31, 2019, while underlying SG&A expenses decreased 1% after adjusting for the positive effect of foreign exchange. The decrease in underlying SG&A was driven by lower compensation-related costs.

Operating Income

Percentage change versus the prior year period ended July 31	3 Months
Change in reported operating income	(6%)
Foreign exchange	(1%)
Estimated net change in distributor inventories	(1%)
Change in underlying operating income	(8%)
Note: Totals may differ due to rounding
Operating income of $248 million decreased $16 million, or 6%, for the three months ended July 31, 2019 compared to the same period last year. Underlying operating income declined 8% after adjusting for the positive effect of foreign exchange and an estimated net change in distributor inventories. The same factors that contributed to the decrease in gross profit also contributed to the decline in underlying operating income, partially offset by the decrease in underlying operating expenses.
Operating margin decreased 2.1 percentage points to 32.4% for the three months ended July 31, 2019 from 34.5% in the same period last year. The decrease in our operating margin was due to the decline in gross margin, largely reflecting tariff-related costs and higher input costs of agave and wood. These factors were partially offset by lower operating expenses.
The effective tax rate in the three months ended July 31, 2019 was 18.2% compared to 17.4% for the same period last year. The increase in our effective tax rate was driven by the absence of the prior-year beneficial change in the transitional impacts of the Tax Cuts and Jobs Act, partially offset by an increase in excess tax benefits related to stock-based compensation and a decrease in tax expense related to other discrete items.
Diluted earnings per share of $0.39 in the three months ended July 31, 2019 decreased 6% from the $0.41 reported for the same period last year due to the decrease in reported operating income.

Liquidity and Financial Condition
Cash flows. Cash provided by operations was $72 million during the three months ended July 31, 2019, compared to $126 million for the same period last year. The $54 million decrease was attributable largely to the effects of tariffs and higher input costs of wood and agave, all of which negatively affected our operating results and increased the cost of our inventories.
Cash used for investing activities was $43 million during the three months ended July 31, 2019, compared to $25 million for the same period last year. The $18 million increase reflects our acquisition of The 86 Company for $22 million (in July 2019), partially offset by a $2 million reduction in payments for corporate-owned life insurance and a $2 million decrease in capital spending.
Cash used for financing activities was $26 million during the three months ended July 31, 2019, compared to $122 million for the same period last year. The $96 million decrease largely reflects a $108 million decline in net repayments of short-term borrowings, partially offset by a $9 million increase in payments for shares withheld from employees to satisfy their withholding tax obligations on stock-based awards.
The impact on cash and cash equivalents as a result of exchange rate changes was a decrease of $3 million for the three months ended July 31, 2019, compared to a decrease of $7 million for the same period last year.
Liquidity. We continue to manage liquidity conservatively to meet current obligations, fund capital expenditures, sustain and grow our regular dividends, and return cash to our shareholders from time to time through share repurchases and special dividends while reserving adequate debt capacity for acquisition opportunities.
In addition to our cash and cash equivalent balances, we have access to several liquidity sources to supplement our cash flow from operations. One of those sources is our $800 million commercial paper program that we regularly use to fund our short-term credit needs. Commercial paper outstanding was $150 million at April 30, 2019, and $220 million at July 31, 2019. The average balances, interest rates, and maturities during the periods ended July 31, 2018 and 2019 are presented below.

	Three Months
	Ended July 31,
(Dollars in millions)	2018	2019
Average daily commercial paper	$463	$336
Average interest rate	2.09%	2.56%
Average remaining days to maturity	31	32
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
As of July 31, 2019, approximately 82% of our cash and cash equivalents were held by our foreign subsidiaries whose earnings are reinvested indefinitely outside of the United States. As discussed in Note 10 to the accompanying financial statements, during fiscal 2019, we changed our indefinite reinvestment assertion with respect to current-year earnings and prior-year undistributed earnings for select foreign subsidiaries (but not for their other outside basis differences). No further changes have been made to our indefinite reinvestment assertion. We continue to evaluate our future cash deployment and may decide to repatriate additional cash held by other foreign subsidiaries to the United States. Future repatriations to the United States may require us to provide for and pay additional taxes.
As announced on July 25, 2019, our Board of Directors declared a regular quarterly cash dividend of $0.166 per share on our Class A and Class B common stock. Stockholders of record on September 6, 2019, will receive the quarterly cash dividend on October 1, 2019.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks arising from adverse changes in (a) foreign exchange rates, (b) commodity prices affecting the cost of our raw materials and energy, and (c) interest rates. We try to manage risk through a variety of strategies, including production initiatives and hedging strategies. Our foreign currency hedging contracts are subject to foreign exchange rate changes, our commodity forward purchase contracts are subject to commodity price changes, and some of our debt obligations are subject to interest rate changes. Established procedures and internal processes govern the management of these market risks. Since April 30, 2019, there have been no material changes to the disclosure on this matter made in our 2019 Form 10-K.

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

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our 2019 Form 10-K, which could materially adversely affect our business, financial condition, or future results. There have been no material changes to the risk factors disclosed in our 2019 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about shares of our common stock (Class A and Class B, in total) that we acquired during the quarter ended July 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
May 1, 2019 – May 31, 2019	16,941	$52.50	—	$—
June 1, 2019 – June 30, 2019	—	$—	—	$—
July 1, 2019 – July 31, 2019	—	$—	—	$—
Total	16,941	$52.50	—
The shares in the above table were acquired from employees to satisfy income tax withholdings triggered by the vesting of restricted shares.

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
101
The following materials from Brown-Forman Corporation's Quarterly Report on Form 10-Q for the quarter ended July 31, 2019, in Inline XBRL (eXtensible Business Reporting Language) format: (a) Condensed Consolidated Statements of Operations, (b) Condensed Consolidated Statements of Comprehensive Income, (c) Condensed Consolidated Balance Sheets, (d) Condensed Consolidated Statements of Cash Flows, and (e) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File in Inline XBRL format (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN-FORMAN CORPORATION
(Registrant)

Date:	August 28, 2019	By:	/s/ Jane C. Morreau
Jane C. Morreau
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)