Form 10-Q
period 2019-10-31
BROWN FORMAN CORP
filed 2019-12-05
CIK 14693

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 30, 2019

Class A Common Stock (voting), $0.15 par value	169,038,689
Class B Common Stock (nonvoting), $0.15 par value	308,807,242

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2018	2019	2018	2019
Sales	$1,161	$1,248	$2,148	$2,226
Excise taxes	251	259	472	471
Net sales	910	989	1,676	1,755
Cost of sales	320	370	563	638
Gross profit	590	619	1,113	1,117
Advertising expenses	102	112	200	204
Selling, general, and administrative expenses	161	158	329	322
Other expense (income), net	(5)	(3)	(12)	(9)
Operating income	332	352	596	600
Non-operating postretirement expense	2	1	4	2
Interest income	(2)	(1)	(4)	(3)
Interest expense	22	21	44	42
Income before income taxes	310	331	552	559
Income taxes	61	49	103	91
Net income	$249	$282	$449	$468
Earnings per share:
Basic	$0.52	$0.59	$0.93	$0.98
Diluted	$0.52	$0.59	$0.93	$0.97
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2018	2019	2018	2019
Net income	$249	$282	$449	$468
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(27)	11	(39)	(3)
Cash flow hedge adjustments	22	(7)	45	2
Postretirement benefits adjustments	4	3	7	7
Net other comprehensive income (loss)	(1)	7	13	6
Comprehensive income	$248	$289	$462	$474
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions)

	April 30, 2019	October 31, 2019
Assets
Cash and cash equivalents	$307	$235
Accounts receivable, less allowance for doubtful accounts of $7 at April 30 and October 31	609	823
Inventories:
Barreled whiskey	1,004	1,026
Finished goods	279	348
Work in process	152	177
Raw materials and supplies	85	103
Total inventories	1,520	1,654
Other current assets	283	327
Total current assets	2,719	3,039
Property, plant and equipment, net	816	828
Goodwill	753	762
Other intangible assets	645	655
Deferred tax assets	16	16
Other assets	190	253
Total assets	$5,139	$5,553
Liabilities
Accounts payable and accrued expenses	$544	$592
Accrued income taxes	9	23
Short-term borrowings	150	156
Total current liabilities	703	771
Long-term debt	2,290	2,288
Deferred tax liabilities	145	162
Accrued pension and other postretirement benefits	197	198
Other liabilities	157	192
Total liabilities	3,492	3,611
Commitments and contingencies
Stockholders’ Equity
Common stock:
Class A, voting, $0.15 par value (170,000,000 shares authorized; 170,000,000 shares issued)	25	25
Class B, nonvoting, $0.15 par value (400,000,000 shares authorized; 314,532,000 shares issued)	47	47
Retained earnings	2,238	2,544
Accumulated other comprehensive income (loss), net of tax	(363)	(400)
Treasury stock, at cost (7,360,000 and 6,714,000 shares at April 30 and October 31, respectively)	(300)	(274)
Total stockholders’ equity	1,647	1,942
Total liabilities and stockholders’ equity	$5,139	$5,553
 See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Six Months Ended
	October 31,
	2018	2019
Cash flows from operating activities:
Net income	$449	$468
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	36	36
Stock-based compensation expense	9	6
Deferred income tax provision	4	9
U.S Tax Act repatriation tax benefit	(4)	—
Other, net	10	—
Changes in assets and liabilities, excluding the effects of acquisition of business:
Accounts receivable	(142)	(216)
Inventories	(124)	(133)
Other current assets	5	(38)
Accounts payable and accrued expenses	42	30
Accrued income taxes	(8)	14
Other operating assets and liabilities	(5)	11
Cash provided by operating activities	272	187
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(22)
Additions to property, plant, and equipment	(53)	(48)
Payments for corporate-owned life insurance	(2)	—
Computer software expenditures	(2)	(5)
Cash used for investing activities	(57)	(75)
Cash flows from financing activities:
Net change in short-term borrowings	42	2
Payments of withholding taxes related to stock-based awards	(5)	(26)
Acquisition of treasury stock	(128)	(1)
Dividends paid	(152)	(158)
Cash used for financing activities	(243)	(183)
Effect of exchange rate changes on cash and cash equivalents	(18)	(1)
Net decrease in cash and cash equivalents	(46)	(72)
Cash and cash equivalents, beginning of period	239	307
Cash and cash equivalents, end of period	$193	$235
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

The following table presents information concerning basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions, except per share amounts)	2018	2019	2018	2019
Net income available to common stockholders	$249	$282	$449	$468

Share data (in thousands):
Basic average common shares outstanding	480,436	477,680	480,647	477,522
Dilutive effect of stock-based awards	3,155	2,801	3,316	2,760
Diluted average common shares outstanding	483,591	480,481	483,963	480,282

Basic earnings per share	$0.52	$0.59	$0.93	$0.98
Diluted earnings per share	$0.52	$0.59	$0.93	$0.97

We excluded common stock-based awards for approximately 595,000 shares and 522,000 shares from the calculation of diluted earnings per share for the three months ended October 31, 2018 and 2019, respectively. We excluded common stock-based awards for approximately 347,000 shares and 442,000 shares from the calculation of diluted earnings per share for the six months ended October 31, 2018 and 2019, respectively. We excluded those awards because they were not dilutive for those periods under the treasury stock method.

3.    Inventories
Inventories are valued at the lower of cost or market. Some of our consolidated inventories are valued using the last-in, first-out (LIFO) method, which we use for the majority of our U.S. inventories. If the LIFO method had not been used, inventories at current cost would have been $303 million higher than reported as of April 30, 2019, and $309 million higher than reported as of October 31, 2019. Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

4.    Goodwill and Other Intangible Assets
The following table shows the changes in goodwill (which includes no accumulated impairment losses) and other intangible assets during the six months ended October 31, 2019:

(Dollars in millions)	Goodwill	Other Intangible Assets
Balance at April 30, 2019	$753	$645
Acquisition (Note 15)	11	12
Foreign currency translation adjustment	(2)	(2)
Balance at October 31, 2019	$762	$655

Our other intangible assets consist of trademarks and brand names, all with indefinite useful lives.

5.    Commitments and Contingencies
We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe it is reasonably possible that these existing loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies were recorded as of October 31, 2019.

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

As of October 31, 2019, our actual exposure under the guaranty of the importer’s obligation was approximately $8 million. We also have accounts receivable from that importer of approximately $17 million at October 31, 2019, which we expect to collect in full.

Based on the financial support we provide to the importer, we believe it meets the definition of a variable interest entity. However, because we do not control this entity, it is not included in our consolidated financial statements.

6.    Debt
Our long-term debt (net of unamortized discount and issuance costs) consists of:

(Principal and carrying amounts in millions)	April 30, 2019	October 31, 2019
2.25% senior notes, $250 principal amount, due January 15, 2023	$249	$249
3.50% senior notes, $300 principal amount, due April 15, 2025	297	297
1.20% senior notes, €300 principal amount, due July 7, 2026	333	331
2.60% senior notes, £300 principal amount, due July 7, 2028	383	382
4.00% senior notes, $300 principal amount, due April 15, 2038	293	294
3.75% senior notes, $250 principal amount, due January 15, 2043	248	248
4.50% senior notes, $500 principal amount, due July 15, 2045	487	487
	$2,290	$2,288

Our short-term borrowings consist of:

(Dollars in millions)	April 30, 2019	October 31, 2019
Commercial paper	$150	$156
Average interest rate	2.60%	1.99%
Average remaining days to maturity	18	28

7.    Stockholders’ Equity
The following table shows the changes in stockholders’ equity by quarter during the six months ended October 31, 2018:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2018	$25	$47	$4	$1,730	$(378)	$(112)	$1,316
Cumulative effect of changes in accounting standards				(5)			(5)
Net income				200			200
Net other comprehensive income (loss)					14		14
Declaration of cash dividends				(152)			(152)
Acquisition of treasury stock						(6)	(6)
Stock-based compensation expense			5				5
Stock issued under compensation plans						9	9
Loss on issuance of treasury stock issued under compensation plans			(7)	(6)			(13)
Balance at July 31, 2018	25	47	2	1,767	(364)	(109)	1,368
Net income				249			249
Net other comprehensive income (loss)					(1)		(1)
Acquisition of treasury stock						(122)	(122)
Stock-based compensation expense			4				4
Stock issued under compensation plans						1	1
Loss on issuance of treasury stock issued under compensation plans			(2)				(2)
Balance at October 31, 2018	$25	$47	$4	$2,016	$(365)	$(230)	$1,497

The following table shows the changes in stockholders’ equity by quarter during the six months ended October 31, 2019:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2019	$25	$47	$—	$2,238	$(363)	$(300)	$1,647
Adoption of ASU 2018-02 (Note 1)				43	(43)		—
Net income				186			186
Net other comprehensive income (loss)					(1)		(1)
Declaration of cash dividends				(158)			(158)
Acquisition of treasury stock						(1)	(1)
Stock-based compensation expense			3				3
Stock issued under compensation plans						16	16
Loss on issuance of treasury stock issued under compensation plans			(2)	(27)			(29)
Balance at July 31, 2019	25	47	1	2,282	(407)	(285)	1,663
Net income				282			282
Net other comprehensive income (loss)					7		7
Acquisition of treasury stock							—
Stock-based compensation expense			3				3
Stock issued under compensation plans						11	11
Loss on issuance of treasury stock issued under compensation plans			(4)	(20)			(24)
Balance at October 31, 2019	$25	$47	$—	$2,544	$(400)	$(274)	$1,942

The following table shows the change in each component of AOCI, net of tax, during the six months ended October 31, 2019:

(Dollars in millions)	Currency Translation Adjustments	Cash Flow Hedge Adjustments	Postretirement Benefits Adjustments	Total AOCI
Balance at April 30, 2019	$(207)	$31	$(187)	$(363)
Adoption of ASU 2018-02 (Note 1)	(1)	(1)	(41)	(43)
Net other comprehensive income (loss)	(3)	2	7	6
Balance at October 31, 2019	$(211)	$32	$(221)	$(400)

The following table shows the cash dividends declared per share on our Class A and Class B common stock during the six months ended October 31, 2019:

Declaration Date	Record Date	Payable Date	Amount per Share
May 23, 2019	June 6, 2019	July 1, 2019	$0.166
July 25, 2019	September 6, 2019	October 1, 2019	$0.166

As announced on November 21, 2019, our Board of Directors increased the quarterly cash dividend on our Class A and Class B common stock from $0.1660 per share to $0.1743 per share. Stockholders of record on December 5, 2019, will receive the cash dividend on January 2, 2020.

8.    Net Sales
The following table shows our net sales by geography:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions)	2018	2019	2018	2019
United States	$444	$506	$798	$880
Developed International[1]	234	248	449	453
Emerging[2]	164	173	295	306
Travel Retail[3]	38	38	76	70
Non-branded and bulk[4]	30	24	58	46
Total	$910	$989	$1,676	$1,755

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
4Includes net sales of used barrels, bulk whiskey and wine, and contract bottling regardless of customer location.

The following table shows our net sales by product category:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions)	2018	2019	2018	2019
Whiskey[1]	$703	$785	$1,300	$1,385
Tequila[2]	70	77	132	145
Vodka[3]	34	31	62	57
Wine[4]	62	58	102	97
Rest of portfolio	11	14	22	25
Non-branded and bulk[5]	30	24	58	46
Total	$910	$989	$1,676	$1,755

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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions)	2018	2019	2018	2019
Pension Benefits:
Service cost	$6	$6	$12	$12
Interest cost	9	8	17	15
Expected return on plan assets	(12)	(12)	(24)	(23)
Amortization of:
Prior service cost (credit)	—	—	1	1
Net actuarial loss	5	5	10	9
Net cost	$8	$7	$16	$14

Other Postretirement Benefits:
Interest cost	$1	$1	$1	$1
Amortization of prior service cost (credit)	(1)	(1)	(1)	(1)
Net cost	$—	$—	$—	$—

10.    Income Taxes
Our consolidated interim effective tax rate is based on our expected annual operating income, statutory tax rates, and income tax laws in the various jurisdictions where we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the fiscal quarter in which the related event or a change in judgment occurs. The effective tax rate of 16.3% for the six months ended October 31, 2019, is lower than the expected tax rate of 20.4% on ordinary income for the full fiscal year primarily due to excess tax benefits related to stock-based compensation and the impact of other discrete items. Our expected tax rate includes current fiscal year additions for existing tax contingency items.

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

We had outstanding currency derivatives, related primarily to our euro, British pound, and Australian dollar exposures, with notional amounts for all hedged currencies totaling $1,241 million at April 30, 2019 and $1,257 million at October 31, 2019.

We also use foreign currency-denominated debt to help manage our currency exchange risk. As of October 31, 2019, $621 million of our foreign currency-denominated debt instruments were designated as net investment hedges. These net investment hedges are intended to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries. Any change in value of the designated portion of the hedging instruments is recorded in AOCI, offsetting the foreign currency translation adjustment of the related net investments that is also recorded in AOCI.

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

The following tables present the pre-tax impact that changes in the fair value of our derivative instruments and non-derivative hedging instruments had on AOCI and earnings:

		Three Months Ended
		October 31,
(Dollars in millions)	Classification	2018	2019
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$30	$(2)
Net gain (loss) reclassified from AOCI into earnings	Sales	—	6
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Sales	$3	$(1)
Net gain (loss) recognized in earnings	Other income (expense), net	(4)	1
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	$19	$(20)

Total amounts presented in the accompanying condensed consolidated statements of operations for line items affected by the net gains (losses) shown above:
Sales		$1,161	$1,248
Other income (expense), net		5	3

		Six Months Ended
		October 31,
(Dollars in millions)	Classification	2018	2019
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$57	$13
Net gain (loss) reclassified from AOCI into earnings	Sales	(2)	10
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Sales	$6	$(1)
Net gain (loss) recognized in earnings	Other income (expense), net	(1)	2
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	$47	$3

Total amounts presented in the accompanying condensed consolidated statements of operations for line items affected by the net gains (losses) shown above:
Sales		$2,148	$2,226
Other income (expense), net		12	9

We expect to reclassify $20 million of deferred net gains on cash flow hedges recorded in AOCI as of October 31, 2019, to earnings during the next 12 months. This reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur. As of October 31, 2019, the maximum term of our outstanding derivative contracts was 36 months.

The following table presents the fair values of our derivative instruments:

		April 30, 2019		October 31, 2019
(Dollars in millions)	Classification	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Designated as cash flow hedges:
Currency derivatives	Other current assets	$21	$(2)	$28	$(2)
Currency derivatives	Other assets	22	(1)	22	(2)
Currency derivatives	Accrued expenses	—	(5)	—	(6)
Currency derivatives	Other liabilities	—	(1)	—	(2)
Not designated as hedges:
Currency derivatives	Other current assets	—	—	1	—

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

Some of our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. The aggregate fair value of all derivatives with creditworthiness requirements that were in a net liability position was $6 million at April 30, 2019, and $7 million at October 31, 2019.

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

The following table summarizes the gross and net amounts of our derivative contracts:

(Dollars in millions)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet	Net Amounts
April 30, 2019
Derivative assets	$43	$(3)	$40	$—	$40
Derivative liabilities	(9)	3	(6)	—	(6)
October 31, 2019
Derivative assets	51	(4)	47	(1)	46
Derivative liabilities	(12)	4	(8)	1	(7)

No cash collateral was received or pledged related to our derivative contracts as of April 30, 2019, or October 31, 2019.

12.    Fair Value Measurements
The following table summarizes the assets and liabilities measured or disclosed at fair value on a recurring basis:

	April 30, 2019		October 31, 2019
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$307	$307	$235	$235
Currency derivatives	40	40	47	47
Liabilities
Currency derivatives	6	6	8	8
Short-term borrowings	150	150	156	156
Long-term debt	2,290	2,399	2,288	2,561

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

The following table shows the amounts and classification of ROU assets and lease liabilities on our balance sheet as of October 31, 2019:

		October 31,
(Dollars in millions)	Classification	2019
Right-of-use assets	Other assets	$60

Lease liabilities:
Current	Accounts payable and accrued expenses	$17
Non-current	Other liabilities	43
Total		$60

The following table shows information about the effects of leases during the three-month and six-month periods ended October 31, 2019:

	Three Months	Six Months
	Ended	Ended
(Dollars in millions)	October 31, 2019	October 31, 2019
Total lease cost[1]	$6	$11
Cash paid for amounts included in the measurement of lease liabilities[2]	6	11
Right-of-use assets obtained in exchange for new lease liabilities	13	16
1Consists primarily of operating lease cost. Other components of lease cost were not material.
2Classified within operating activities in the accompanying condensed consolidated statement of cash flows.

The following table includes a maturity analysis of future (undiscounted) operating lease payments and a reconciliation of those payments to the lease liabilities recorded on our balance sheet as of October 31, 2019:

October 31,
(Dollars in millions)	2019
Fiscal 2020 (six months remaining)	$9
Fiscal 2021	16
Fiscal 2022	12
Fiscal 2023	8
Fiscal 2024	6
Thereafter	13
Total lease payments	64
Less: Present value discount	(4)
Lease liabilities	$60

Weighted-average discount rate	3.0%
Weighted-average remaining term	4.7 years

Future operating lease payments, as disclosed in our 2019 Form 10-K under the prior accounting standard (ASC Topic 840), were as follows as of April 30, 2019:

April 30,
(Dollars in millions)	2019
Fiscal 2020	$23
Fiscal 2021	16
Fiscal 2022	10
Fiscal 2023	5
Fiscal 2024	3
Thereafter	2
Total lease payments	$59

14.    Other Comprehensive Income
The following tables show the components of net other comprehensive income (loss):

	Three Months Ended			Three Months Ended
	October 31, 2018			October 31, 2019
(Dollars in millions)	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Currency translation adjustments:
Net gain (loss) on currency translation	$(23)	$(4)	$(27)	$6	$5	$11
Reclassification to earnings	—	—	—	—	—	—
Other comprehensive income (loss), net	(23)	(4)	(27)	6	5	11
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	30	(8)	22	(2)	—	(2)
Reclassification to earnings[1]	—	—	—	(6)	1	(5)
Other comprehensive income (loss), net	30	(8)	22	(8)	1	(7)
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	—	—	—	—	—	—
Reclassification to earnings[2]	5	(1)	4	4	(1)	3
Other comprehensive income (loss), net	5	(1)	4	4	(1)	3

Total other comprehensive income (loss), net	$12	$(13)	$(1)	$2	$5	$7

	Six Months Ended			Six Months Ended
	October 31, 2018			October 31, 2019
(Dollars in millions)	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Currency translation adjustments:
Net gain (loss) on currency translation	$(28)	$(11)	$(39)	$(2)	$(1)	$(3)
Reclassification to earnings	—	—	—	—	—	—
Other comprehensive income (loss), net	(28)	(11)	(39)	(2)	(1)	(3)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	57	(14)	43	13	(3)	10
Reclassification to earnings[1]	2	—	2	(10)	2	(8)
Other comprehensive income (loss), net	59	(14)	45	3	(1)	2
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	—	—	—	—	—	—
Reclassification to earnings[2]	9	(2)	7	9	(2)	7
Other comprehensive income (loss), net	9	(2)	7	9	(2)	7

Total other comprehensive income (loss), net	$40	$(27)	$13	$10	$(4)	$6
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with both our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report and our 2019 Form 10-K. Note that the results of operations for the six months ended October 31, 2019, do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, “we,” “us,” “our,” “Brown-Forman,” and the “Company” refer to Brown-Forman Corporation and its consolidated subsidiaries, collectively.

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
“Underlying change” in measures of statements of operations. We present changes in certain measures, or line items, of the statements of operations that are adjusted to an “underlying” basis. We use “underlying change” for the following measures of the statements of operations: (a) underlying net sales; (b) underlying cost of sales; (c) underlying gross profit; (d) underlying advertising expenses; (e) underlying selling, general, and administrative (SG&A) expenses; (f) underlying other expense (income) net; (g) underlying operating expenses1; and (h) underlying operating income. To calculate these measures, we adjust, as applicable, for (a) acquisitions and divestitures, (b) foreign exchange, and (c) estimated net change in distributor inventories. We explain these adjustments below.

•
“Acquisitions and divestitures.” This adjustment removes (a) any non-recurring effects related to our acquisitions and divestitures (e.g., transaction costs and integration costs), and (b) the effects of operating activity related to acquired and divested brands for periods not comparable year over year (non-comparable periods). By excluding non-comparable periods, we therefore include the effects of acquired and divested brands only to the extent that results are comparable year over year.

On July 3, 2019, we acquired 100% of the voting interests in The 86 Company, which owns Fords Gin, for $22 million in cash. This adjustment removes (a) transaction and integration costs related to the acquisition and (b) operating activity for the acquired business for the non-comparable period, which is fiscal 2020 activity for The 86 Company. We believe that these adjustments allow for us to better understand our underlying results on a comparable basis.

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

We use the non-GAAP measures “underlying change” to: (a) understand our performance from period to period on a consistent basis; (b) compare our performance to that of our competitors; (c) calculate components of management incentive compensation; (d) plan and forecast; and (e) communicate our financial performance to the board of directors, stockholders, and investment analysts. We provide reconciliations of the “underlying change” in certain line items of the statements of operations to their nearest GAAP measures in the tables under “Results of Operations - Year-Over-Year Period Comparisons.” We have consistently applied the adjustments within our reconciliations in arriving at each non-GAAP measure.

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

•
“Jack Daniel’s family of brands” includes Jack Daniel’s Tennessee Whiskey (JDTW), Jack Daniel’s RTD and RTP products (JD RTD/RTP), Jack Daniel’s Tennessee Honey (JDTH), Gentleman Jack, Jack Daniel’s Tennessee Fire (JDTF), Jack Daniel’s Single Barrel Collection (JDSB), Jack Daniel’s Tennessee Rye Whiskey (JDTR), Jack Daniel’s Sinatra Select, Jack Daniel’s No. 27 Gold Tennessee Whiskey, Jack Daniel’s Bottled-in-Bond, and Jack Daniel’s Tennessee Apple (JDTA).

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

Overview
Tariffs
Tariffs negatively affected our results beginning in the second quarter of fiscal 2019, and are expected to continue to have a negative impact on our results as long as tariffs are in place. Our results for the six months ended October 31, 2019, were negatively affected by tariffs as described below.

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
Our results for the three months ended October 31, 2019, were also affected by the timing-related impact of tariffs that occurred in fiscal 2019. In the first quarter of fiscal 2019, our net sales in a number of European Union countries were higher than normal as many retail and wholesale customers increased purchases to build inventory ahead of anticipated price increases related to tariffs (hereafter referred to as “prior-year tariff-related buy-ins”). In the second quarter of fiscal 2019, our net sales in a number of European Union countries were lower than normal as most of these retail and wholesale customers reduced purchases to return their inventory to normal levels (hereafter referred to as “second quarter tariff-related inventory reductions”).
We discuss the estimated effect of the tariffs on our results where relevant below.
Fiscal 2020 Year-to-Date Highlights

•
We delivered reported net sales of $1.8 billion, an increase of 5% compared to the same period last year. Excluding an estimated net increase in distributor inventories (primarily driven by the October launch of JDTA in the United States), we grew underlying net sales 3%.

◦
From a brand perspective, our underlying net sales growth was driven by the Jack Daniel’s family of brands (excluding JDTW); our premium bourbon brands, fueled by Woodford Reserve; and our tequila brands. Declines of JDTW were partially timing related and somewhat offset this growth.

◦
From a geographic perspective, the United States led the underlying net sales growth with emerging and developed international markets also contributing. These gains were partially offset by a decline in the underlying net sales in our Travel Retail channel due in part to the timing of customer orders in the same period last year.

•
We delivered reported operating income of $600 million, an increase of 1% compared to the same period last year. Excluding (a) an estimated net change in distributor inventories and (b) the positive effect of foreign exchange, underlying operating income declined 5% driven by tariff-related costs and higher input costs.

•	We delivered diluted earnings per share of $0.97, an increase of 5% compared to the same period last year due to higher reported operating income and a lower effective tax rate.

Summary of Operating Performance

	Three Months Ended October 31,					Six Months Ended October 31,
(Dollars in millions)	2018	2019	Reported Change		Underlying Change[1]	2018	2019	Reported Change		Underlying Change[1]
Net sales	$910	$989	9%		6%	$1,676	$1,755	5%		3%
Cost of sales	320	370	15%		16%	563	638	13%		14%
Gross profit	590	619	5%		—%	1,113	1,117	—%		(2%)
Advertising	102	112	10%		11%	200	204	2%		4%
SG&A	161	158	(1%)		(1%)	329	322	(2%)		(1%)
Operating income	332	352	6%		(3%)	596	600	1%		(5%)

Total operating expenses[2]	$258	$267	4%		4%	$517	$517	—%		1%

As a percentage of net sales[3]
Gross profit	64.8%	62.7%	(2.1	)pp		66.4%	63.7%	(2.7	)pp
Operating income	36.5%	35.6%	(0.9	)pp		35.6%	34.2%	(1.4	)pp
Non-operating postretirement expense	$2	$1	(43%)			$4	$2	(38%)
Interest expense, net	$20	$20	(2%)			$40	$39	(4%)
Effective tax rate	19.5%	15.0%	(4.5	)pp		18.6%	16.3%	(2.3	)pp
Diluted earnings per share	$0.52	$0.59	14%			$0.93	$0.97	5%
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
The following table provides supplemental information for our largest markets for the six months ended October 31, 2019, compared to the same period last year. We discuss results for the markets most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the six months ended October 31, 2019, compared to the same period last year.
Top 10 Markets[1] - Fiscal 2020 Net Sales Growth by Geographic Area

	Percentage change versus prior year period
Six months ended October 31, 2019	Net Sales
Geographic area[2]	Reported	Acquisitions and Divestitures	Foreign Exchange	Est. Net Chg in Distributor Inventories	Underlying[3]
United States	10%	—%	—%	(4%)	6%
Developed International	1%	—%	—%	1%	2%
United Kingdom	(2%)	—%	1%	—%	(1%)
Australia	—%	—%	2%	—%	2%
Germany	2%	—%	(2%)	—%	—%
France	4%	—%	—%	—%	3%
Japan	(1%)	—%	(2%)	3%	—%
Rest of Developed International	2%	—%	1%	4%	7%
Emerging	4%	—%	—%	1%	5%
Mexico	2%	—%	1%	1%	4%
Poland	(7%)	—%	4%	—%	(4%)
Russia	27%	—%	1%	(6%)	22%
Brazil	16%	—%	3%	(12%)	7%
Rest of Emerging	1%	—%	(3%)	6%	5%
Travel Retail	(9%)	—%	1%	—%	(8%)
Non-branded and bulk	(21%)	—%	1%	—%	(21%)
Total	5%	—%	—%	(1%)	3%
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

•
United States. Reported net sales increased 10%, while underlying net sales grew 6% after adjusting for an estimated net increase in distributor inventories (primarily driven by the October launch of JDTA). The underlying net sales gains were driven by the growth of (a) the Jack Daniel’s family of brands (launch of JDTA); (b) our premium bourbons, led by Woodford Reserve and Old Forester (continued strong consumer takeaway trends); and (c) tequilas, led by volume gains of Herradura.

•
Developed International. Reported net sales increased 1%, while underlying net sales grew 2% after adjusting for an estimated net decrease in distributor inventories. Underlying net sales growth was led by France, Taiwan, Australia, Spain, and Italy, partially offset by declines in the United Kingdom.

◦	The United Kingdom’s underlying net sales decline was driven by lower volumes in one channel and unfavorable mix of JDTW compared to the same period last year.

◦	Australia’s underlying net sales growth was driven by higher prices and increased volumes of JDTW, partially offset by declines of JD RTDs.

◦	Germany’s underlying net sales were flat as lower volumes of JDTW, due in part to timing associated with order patterns of certain customers, were offset by the continued volume growth of JD RTDs.

◦	France’s underlying net sales growth was driven by higher volumes of JDTH and the launch of JD RTDs, partially offset by JDTW declines.

◦	Japan’s underlying net sales were flat as volumetric growth was offset by unfavorable price/mix.

◦
Underlying net sales in the Rest of Developed International increased due to (a) volume growth of GlenDronach in Taiwan largely reflecting timing associated with customer buying patterns, (b) higher volumes in Spain and Italy, and (c) volumetric growth of JDTW in Korea.

•
Emerging. Reported net sales increased 4%, while underlying net sales grew 5% after adjusting for an estimated net decrease in distributor inventories. Underlying net sales growth was led by Russia, China, and Mexico.

◦
Mexico’s underlying net sales growth was fueled by higher pricing of Herradura and el Jimador, with Herradura also benefiting from higher volumes. These gains were partially offset by volume declines of New Mix.

◦
Poland’s underlying net sales decline was driven by lower volumes and net prices of Finlandia along with lower JDTW volumes due to timing of customer order patterns. These declines were partially offset by volumetric growth and favorable price/mix in the rest of the Jack Daniel’s family of brands.

◦
Russia’s underlying net sales growth reflected higher volumes of JDTW and Finlandia due in part to easy comparisons to the late fiscal 2018 route-to-consumer change as well as strong consumer demand in the current year.

◦	Brazil’s underlying net sales growth was fueled by higher volumes of JDTW and JDTF.

◦	Underlying net sales in the Rest of Emerging increased as growth of JDTW in China, Turkey, and Southeast Asia was partially offset by declines of the brand in sub-Saharan Africa.

•
Travel Retail. Reported net sales declined 9%, while underlying net sales were down 8% after adjusting for the negative effect of foreign exchange. The underlying net sales decline was driven by lower volumes of the Jack Daniel’s family of brands largely due to the timing of customer orders in the same period last year, partially offset by Woodford Reserve volume growth.

•
Non-branded and bulk. Reported net sales declined 21% and underlying net sales also declined 21% after adjusting for the negative effect of foreign exchange. Declines were driven by lower volumes and prices for used barrels along with a decrease in bulk whiskey and contract bottling sales.

Brand Highlights
The following table provides supplemental information for our largest brands for the six months ended October 31, 2019, compared to the same period last year. We discuss results of the brands most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the six months ended October 31, 2019, compared to the same period last year.
Major Brands Worldwide Results

	Percentage change versus prior year period
Six months ended October 31, 2019	Volumes	Net Sales
Product category / brand family / brand[1]	9L Depletions[1]	Reported	Acquisitions and Divestitures	Foreign Exchange	Est. Net Chg in Distributor Inventories	Underlying[2]
Whiskey	3%	7%	—%	—%	(2%)	4%
Jack Daniel's family of brands	2%	5%	—%	—%	(2%)	2%
JDTW	—%	1%	—%	—%	(2%)	(1%)
Jack Daniel’s RTD/RTP	3%	6%	—%	2%	(1%)	7%
JDTH	8%	3%	—%	1%	3%	7%
Gentleman Jack	6%	5%	—%	—%	(1%)	4%
JDTF	4%	—%	—%	—%	3%	3%
Other Jack Daniel's whiskey brands	70%	93%	—%	—%	(46%)	47%
Woodford Reserve	22%	25%	—%	—%	(5%)	20%
Tequila	(3%)	10%	—%	1%	1%	11%
el Jimador	7%	8%	—%	1%	4%	13%
Herradura	13%	21%	—%	1%	(3%)	19%
Vodka (Finlandia)	(6%)	(8%)	—%	—%	1%	(7%)
Wine	1%	(5%)	—%	—%	7%	2%
Rest of Portfolio	2%	15%	(4%)	(8%)	(1%)	1%
Non-branded and bulk	NA	(21%)	—%	1%	—%	(21%)
Note: Totals may differ due to rounding

1See “Definitions” above for definitions of brand aggregations and volume measures presented here.
2See “Non-GAAP Financial Measures” above for details on our use of “underlying change” in net sales, including how we calculate this measure and why we believe this information is useful to readers.

•
Whiskey brands grew reported net sales 7%, while underlying net sales grew 4% after adjusting for an estimated net increase in distributor inventories (primarily driven by the launch of JDTA in the United States). The underlying net sales gain was driven by the growth of the Jack Daniel’s family of brands and Woodford Reserve.

◦	The Jack Daniel’s family of brands underlying net sales growth was driven by the launch of JDTA in the United States and broad-based growth of JD RTDs and JDTH, partially offset by declines of JDTW.

▪
JDTW underlying net sales declines were due to lower volumes in certain developed international markets and Travel Retail. These declines were partially offset by growth in emerging markets led by Russia and China.

▪
The increase in underlying net sales growth for Jack Daniel’s RTD/RTP was driven by volumetric gains in Germany, the United States, and the United Kingdom along with the fiscal 2020 RTD launch in France. These gains were partially offset by lower volumes in Australia.

▪	JDTH increased underlying net sales with broad-based volume growth led by France, the United States, and Poland, partially offset by lower volumes in Travel Retail.

▪
Gentleman Jack increased underlying net sales with broad-based international growth led by the United Kingdom and Poland, partially offset by declines in the United States that were largely related to timing.

▪	The growth in underlying net sales of JDTF was led by increased volumes in Brazil and Poland, partially offset by lower volumes in Travel Retail.

▪	The underlying net sales growth of Other Jack Daniel’s whiskey brands was fueled by the launch of JDTA in the United States.

◦
Woodford Reserve continued to lead the growth of our premium bourbons as the underlying net sales gains were fueled by the United States where volumetric growth was supported by continued strong consumer takeaway trends.

•	Tequila brands grew reported net sales 10%, while underlying net sales grew 11% after adjusting for an estimated net decrease in distributor inventories and the negative effect of foreign exchange.

◦
el Jimador grew underlying net sales reflecting (a) volumetric growth in the United States as consumer takeaway trends remain strong, (b) higher pricing in Mexico, and (c) volume growth and higher pricing in a number of other international markets.

◦	Herradura grew underlying net sales driven by higher volumes and prices in the United States and Mexico.

•
Reported net sales for Finlandia declined 8%, while underlying net sales decreased 7% after adjusting for an estimated net decrease in distributor inventories. The decrease in underlying net sales was driven by lower volumes and net prices in Poland, which was somewhat offset by volume growth in Russia.

•
Reported net sales of our wine brands declined 5%, while underlying net sales increased 2% after adjusting for an estimated net decrease in distributor inventories. The increase in underlying net sales was driven by volume growth of Sonoma-Cutrer and Korbel Champagne in the United States.

•
Rest of portfolio reported net sales increased 15%, while underlying net sales grew 1% after adjusting for (a) the positive effect of foreign exchange, (b) the effect of our acquisition of The 86 Company (Fords Gin), and (c) an estimated net increase in distributor inventories. The increase in underlying net sales was driven by volume growth in the United States.

•
Non-branded and bulk. Reported net sales declined 21% and underlying net sales also declined 21% after adjusting for the negative effect of foreign exchange. Declines were driven by lower volumes and prices for used barrels along with a decrease in bulk whiskey and contract bottling sales.

Year-Over-Year Period Comparisons
Net Sales

Percentage change versus the prior year period ended October 31	3 Months	6 Months
Change in reported net sales	9%	5%
Acquisitions and divestitures	—%	—%
Foreign exchange	—%	—%
Estimated net change in distributor inventories	(3%)	(1%)
Change in underlying net sales	6%	3%

Change in underlying net sales attributed to:
Volume	5%	2%
Price/mix	1%	1%
Note: Totals may differ due to rounding
For the three months ended October 31, 2019, net sales were $989 million, an increase of $79 million, or 9%, compared to the same period last year. After adjusting reported results for an estimated net increase in distributor inventories (primarily driven by the October launch of JDTA in the United States), underlying net sales grew 6%. The increase in underlying net sales comprised 5% volume growth and 1% price/mix. Volume growth was led by JDTW (largely due to lower volumes in the same period last year due to second quarter tariff-related inventory reductions), JDTA (launch in the United States), Woodford Reserve, and JDTH, partially offset by declines of Finlandia. Price/mix was driven by (a) favorable portfolio mix reflecting faster growth from our higher-priced brands (the Jack Daniel’s family of brands and Woodford Reserve) and volume declines of our lower-priced brands (Finlandia) and (b) higher pricing on tequilas. These price/mix gains were partially offset by lower net pricing for JDTW.
The primary factors contributing to the growth in underlying net sales for the three months ended October 31, 2019, were:

•	the launch of JDTA in the United States;

•	higher volumes of Woodford Reserve in the United States and Travel Retail and volumetric growth and favorable price/mix of Old Forester in the United States;

•	broad-based international growth of JDTW led by Australia, Turkey, the United Kingdom, and China;

•	broad-based volume growth of JDTH led by the United States, France, and the United Kingdom;

•
growth of our tequila brands led by (a) volumetric growth and higher pricing of Herradura in the United States and Mexico, (b) higher volumes of el Jimador in the United States, and (c) higher pricing of el Jimador in Mexico;

•	higher volumes of JD RTDs in Germany and the United States along with favorable price/mix and increased volumes in the United Kingdom; and

•	higher volumes of GlenDronach in Taiwan.
These gains in underlying net sales were partially offset by:

•	JDTW declines due to lower net pricing in the United States and volume declines in sub-Saharan Africa;

•	lower volumes and prices for used barrels sales along with decreased bulk whiskey sales;

•	unfavorable price/mix and lower volumes of Finlandia in Poland and Travel Retail;

•	volume declines and unfavorable price/mix of Gentleman Jack in the United States;

•	volume declines of JD RTDs in Australia; and

•	lower volumes of New Mix in Mexico.
For the six months ended October 31, 2019, net sales were $1.8 billion, an increase of $79 million, or 5% compared to the same period last year. Underlying net sales grew 3% after adjusting reported results for an estimated net increase in distributor inventories (primarily driven by the October launch of JDTA in the United States). The increase in underlying net sales comprised 2% volume growth and 1% price/mix. Volume growth was led by JDTA (launch in the United States), Woodford Reserve, JDTH, and our tequilas, partially offset by declines of Finlandia. Price/mix was driven by (a) favorable portfolio mix reflecting faster growth from our higher-priced brands (the Jack Daniel’s family of brands and Woodford Reserve) and (b) higher pricing on tequilas. These price/mix gains were partially offset by lower net pricing for JDTW. See “Results of Operations - Fiscal 2020 Year-to-Date Highlights” above for further details on underlying net sales for the six months ended October 31, 2019.

Cost of Sales

Percentage change versus the prior year period ended October 31	3 Months	6 Months
Change in reported cost of sales	15%	13%
Acquisitions and divestitures	—%	—%
Foreign exchange	1%	1%
Estimated net change in distributor inventories	—%	—%
Change in underlying cost of sales	16%	14%

Change in underlying cost of sales attributed to:
Volume	5%	2%
Cost/mix	12%	12%
Note: Totals may differ due to rounding
Cost of sales of $370 million for the three months ended October 31, 2019, increased $50 million, or 15%, when compared to the same period last year. Underlying cost of sales increased 16% after adjusting reported costs for the positive effect of foreign exchange. The increase in underlying cost of sales for the three months ended October 31, 2019, was driven by tariff-related costs, higher volumes, and higher input costs of agave and wood. We estimate that over one third of the increase in underlying cost of sales was due to tariff-related costs.
Cost of sales of $638 million for the six months ended October 31, 2019, increased $75 million, or 13% when compared to the same period last year. Underlying cost of sales increased 14% after adjusting for the positive effect of foreign exchange. The increase in underlying cost of sales for the six months ended October 31, 2019, was driven by tariff-related costs, higher input costs of agave and wood, and higher volumes. We estimate that nearly half of the increase in underlying cost of sales was due to tariff-related costs.
Gross Profit

Percentage change versus the prior year period ended October 31	3 Months	6 Months
Change in reported gross profit	5%	—%
Acquisitions and divestitures	—%	—%
Foreign exchange	(1%)	—%
Estimated net change in distributor inventories	(4%)	(2%)
Change in underlying gross profit	—%	(2%)
Note: Totals may differ due to rounding
Gross Margin

For the period ended October 31	3 months	6 Months
Prior year gross margin	64.8%	66.4%
Price/mix	0.7%	0.8%
Cost	(1.5%)	(1.7%)
Tariffs[1]	(1.7%)	(2.0%)
Acquisitions and divestitures	—%	—%
Foreign exchange	0.4%	0.2%
Change in gross margin	(2.1%)	(2.7%)
Current year gross margin	62.7%	63.7%
Note: Totals may differ due to rounding	0.00	0.000

1“Tariffs” include the combined effect of tariff-related costs, whether arising as a reduction of net sales or as an increase in cost of sales. See “Overview - Tariffs” for additional details of these costs.

Gross profit of $619 million increased $29 million, or 5%, for the three months ended October 31, 2019, compared to the same period last year. Underlying gross profit was flat after adjusting for the positive effect of foreign exchange and an estimated net increase in distributor inventories. The flat underlying gross profit resulted from the same factors that contributed to the increase in underlying net sales offset by the same factors that drove higher underlying cost of sales.
For the three months ended October 31, 2019, gross margin decreased approximately 2.1 percentage points to 62.7% from 64.8% in the same period last year driven by an increase in tariff-related costs and input costs, partially offset by the positive effect of price/mix and foreign exchange.
Gross profit of $1.1 billion for the six months ended October 31, 2019, was flat compared to the same period last year. Underlying gross profit declined 2% after adjusting for an estimated net increase in distributor inventories. The decrease in underlying gross profit resulted from the same factors that contributed to the increase in underlying net sales more than offset by the same factors that contributed to the increase in underlying cost of sales.
For the six months ended October 31, 2019, gross margin decreased approximately 2.7 percentage points to 63.7% from 66.4% in the same period last year driven by an increase in tariff-related costs and input costs, partially offset by the positive effect of price/mix and foreign exchange.
Operating Expenses

Percentage change versus the prior year period ended October 31
3 Months	Reported	Acquisitions and Divestitures	Foreign Exchange	Underlying
Advertising	10%	—%	2%	11%
SG&A	(1%)	(1%)	1%	(1%)
Total operating expenses[1]	4%	(1%)	1%	4%

6 Months
Advertising	2%	—%	2%	4%
SG&A	(2%)	—%	1%	(1%)
Total operating expenses[1]	—%	—%	1%	1%
Note: Totals may differ due to rounding
[1]Total operating expenses include advertising expense, SG&A expense, and other expense (income), net.
Operating expenses totaled $267 million, up $9 million, or 4%, for the three months ended October 31, 2019, compared to the same period last year. Underlying operating expenses also grew 4% after adjusting for the positive effect of foreign exchange and the effect of our acquisition of Fords Gin.

•
Reported advertising expense increased 10% for the three months ended October 31, 2019, while underlying advertising expenses increased 11% after adjusting for the positive effect of foreign exchange. Underlying advertising expense was higher reflecting the investment to support the launch of JDTA as well as increased spending on JDTH, Woodford Reserve, and Gentleman Jack.

•
Reported SG&A expense declined 1% for the three months ended October 31, 2019, while underlying SG&A also dropped 1% after adjusting for the positive effect of foreign exchange and the effect of our acquisition of Fords Gin. The decrease in underlying SG&A was largely timing related.

Operating expenses totaled $517 million, which were flat for the six months ended October 31, 2019, compared to the same period last year. Underlying operating expenses increased 1% after adjusting for the positive effect of foreign exchange.

•
Reported advertising expense grew 2% for the six months ended October 31, 2019, while underlying advertising expenses increased 4% after adjusting for the positive effect of foreign exchange. Underlying advertising expense was higher reflecting the investment to support the launch of JDTA as well as increased media spend on JDTW in the United States, partially offset by the timing of spending on the rest of the Jack Daniel’s family of brands.

•
Reported SG&A expense decreased 2% for the six months ended October 31, 2019, while underlying SG&A expenses decreased 1% after adjusting for the positive effect of foreign exchange. The decrease in underlying SG&A was driven by lower compensation-related costs. Looking ahead to the remainder of fiscal 2020, we expect underlying SG&A to increase.

Operating Income

Percentage change versus the prior year period ended October 31	3 Months	6 Months
Change in reported operating income	6%	1%
Acquisitions and divestitures	—%	—%
Foreign exchange	(2%)	(1%)
Estimated net change in distributor inventories	(7%)	(4%)
Change in underlying operating income	(3%)	(5%)
Note: Totals may differ due to rounding
Operating income of $352 million increased $20 million, or 6%, for the three months ended October 31, 2019, compared to the same period last year. Underlying operating income declined 3% after adjusting for an estimated net increase in distributor inventories and the positive effect of foreign exchange. The same factors that contributed to the increase in underlying net sales were more than offset by the increase in underlying costs of sales and underlying operating expenses.
For the three months ended October 31, 2019, operating margin decreased 0.9 percentage points to 35.6%, from 36.5% in the same period last year. The decrease in our operating margin was due to the decline in gross margin, largely reflecting tariff-related costs and higher input costs of agave and wood, partially offset by operating expense leverage and foreign exchange.
Operating income of $600 million increased $4 million, or 1%, for the six months ended October 31, 2019, compared to the same period last year. Underlying operating income declined 5% after adjusting for an estimated net increase in distributor inventories and the positive effect of foreign exchange. The same factors that contributed to the decrease in gross profit also contributed to the decline in underlying operating income along with the increase in underlying operating expenses.
Operating margin decreased 1.4 percentage points to 34.2% for the six months ended October 31, 2019, from 35.6% in the same period last year. The decrease in our operating margin was due to the decline in gross margin, largely reflecting tariff-related costs and higher input costs of agave and wood, partially offset by operating expense leverage and foreign exchange.
The effective tax rate in in the three months ended October 31, 2019, was 15.0% compared to 19.5% for the same period last year. The effective tax rate in the six months ended October 31, 2019, was 16.3% compared to 18.6% for the same period last year. The decrease in our effective tax rate for both the three and six months ended October 31, 2019, was driven by an increase in excess tax benefits related to stock-based compensation and the net beneficial impact of other discrete items.
Diluted earnings per share of $0.59 in the three months ended October 31, 2019, increased 14% from the $0.52 reported for the same period last year due to the increase in reported operating income and a lower effective tax rate. Diluted earnings per share of $0.97 in the six months ended October 31, 2019, increased 5% from the $0.93 reported for the same period last year largely due to a lower effective tax rate.

Liquidity and Financial Condition
Cash flows. Cash provided by operations was $187 million during the six months ended October 31, 2019, compared to $272 million for the same period last year. The $85 million decrease was largely attributable to the timing of sales and the collection of the related accounts receivable.
Cash used for investing activities was $75 million during the six months ended October 31, 2019, compared to $57 million for the same period last year. The $18 million increase largely reflects our acquisition of The 86 Company for $22 million (in July 2019), partially offset by a $5 million decrease in capital spending.
Cash used for financing activities was $183 million during the six months ended October 31, 2019, compared to $243 million for the same period last year. The $60 million decrease reflects a $127 million decline in share repurchases, partially offset by a $40 million decline in net proceeds from short-term borrowing, a $21 million increase in payments for shares withheld from employees to satisfy their withholding tax obligations on stock-based awards, and a $6 million increase in dividend payments.
The impact on cash and cash equivalents as a result of exchange rate changes was a decrease of $1 million for the six months ended October 31, 2019, compared to a decrease of $18 million for the same period last year.

Liquidity. We generate strong cash flow from operations, which enables us to meet current obligations, fund capital expenditures, sustain and grow our regular dividends, and return cash to our shareholders from time to time through share repurchases and special dividends.
Our cash flow from operations is supplemented by our cash and cash equivalent balances, as well as access to several liquidity sources. Cash and cash equivalents were $307 million at April 30, 2019, and $235 million at October 31, 2019. As of October 31, 2019, approximately 73% of our cash and cash equivalents were held by our foreign subsidiaries whose earnings are reinvested indefinitely outside of the United States. As discussed in Note 10 to the accompanying financial statements, during fiscal 2019, we changed our indefinite reinvestment assertion with respect to current-year earnings and prior-year undistributed earnings for select foreign subsidiaries (but not for their other outside basis differences). No further changes have been made to our indefinite reinvestment assertion. We continue to evaluate our future cash deployment and may decide to repatriate additional cash held by other foreign subsidiaries to the United States. Future repatriations to the United States may require us to provide for and pay additional taxes.
An additional source of liquidity is our $800 million commercial paper program that we regularly use to fund our short-term credit needs. Commercial paper outstanding was $150 million at April 30, 2019, and $156 million at October 31, 2019. The average balances, interest rates, and maturities during the periods ended October 31, 2018 and 2019 are presented below.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions)	2018	2019	2018	2019
Average daily commercial paper	$479	$310	$471	$323
Average interest rate	2.20%	2.28%	2.14%	2.42%
Average days to maturity	31	34	31	33
Our commercial paper program is supported by available commitments under our currently undrawn $800 million bank credit facility. The credit facility, which was extended for an additional year on November 10, 2019, is now scheduled to expire on November 10, 2023. Although unlikely, under extreme market conditions, one or more participating banks may not be able to fully fund its commitments under our credit facility. We believe the debt capital markets are accessible sources of long-term financing that could meet any additional liquidity needs.
We believe our current liquidity position, supplemented by our ample debt capacity, is sufficient to meet all of our future financial commitments.
We have high credit standards when initiating transactions with counterparties, and we closely monitor our counterparty risks with respect to our cash balances and derivative contracts. If a counterparty’s credit quality were to deteriorate below our credit standards, we would expect either to liquidate exposures or require the counterparty to post appropriate collateral.
As announced on November 21, 2019, our Board of Directors increased the quarterly cash dividend on our Class A and Class B common stock from $0.1660 per share to $0.1743 per share. Stockholders of record on December 5, 2019, will receive the quarterly cash dividend on January 2, 2020.

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
101
The following materials from Brown-Forman Corporation's Quarterly Report on Form 10-Q for the quarter ended October 31, 2019, in Inline XBRL (eXtensible Business Reporting Language) format: (a) Condensed Consolidated Statements of Operations, (b) Condensed Consolidated Statements of Comprehensive Income, (c) Condensed Consolidated Balance Sheets, (d) Condensed Consolidated Statements of Cash Flows, and (e) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File in Inline XBRL format (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN-FORMAN CORPORATION
(Registrant)

Date:	December 5, 2019	By:	/s/ Jane C. Morreau
Jane C. Morreau
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)