Form 10-Q
period 2020-01-31
BROWN FORMAN CORP
filed 2020-03-04
CIK 14693

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: February 29, 2020

Class A Common Stock (voting), $0.15 par value	169,039,764
Class B Common Stock (nonvoting), $0.15 par value	309,100,414

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2019	2020	2019	2020
Sales	$1,181	$1,178	$3,329	$3,404
Excise taxes	277	279	749	750
Net sales	904	899	2,580	2,654
Cost of sales	333	342	896	980
Gross profit	571	557	1,684	1,674
Advertising expenses	103	104	303	308
Selling, general, and administrative expenses	149	153	478	475
Other expense (income), net	(1)	(4)	(13)	(13)
Operating income	320	304	916	904
Non-operating postretirement expense	15	1	19	3
Interest income	(2)	(1)	(6)	(4)
Interest expense	23	20	67	62
Income before income taxes	284	284	836	843
Income taxes	57	53	160	144
Net income	$227	$231	$676	$699
Earnings per share:
Basic	$0.47	$0.48	$1.41	$1.46
Diluted	$0.47	$0.48	$1.40	$1.45
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2019	2020	2019	2020
Net income	$227	$231	$676	$699
Other comprehensive income (loss), net of tax:
Currency translation adjustments	18	6	(21)	3
Cash flow hedge adjustments	(8)	(1)	37	1
Postretirement benefits adjustments	(5)	3	2	10
Net other comprehensive income (loss)	5	8	18	14
Comprehensive income	$232	$239	$694	$713
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions)

	April 30, 2019	January 31, 2020
Assets
Cash and cash equivalents	$307	$276
Accounts receivable, less allowance for doubtful accounts of $7 at April 30 and January 31	609	732
Inventories:
Barreled whiskey	1,004	1,067
Finished goods	279	314
Work in process	152	191
Raw materials and supplies	85	96
Total inventories	1,520	1,668
Other current assets	283	318
Total current assets	2,719	2,994
Property, plant and equipment, net	816	840
Goodwill	753	765
Other intangible assets	645	654
Deferred tax assets	16	19
Other assets	190	246
Total assets	$5,139	$5,518
Liabilities
Accounts payable and accrued expenses	$544	$558
Dividends payable	—	83
Accrued income taxes	9	19
Short-term borrowings	150	4
Total current liabilities	703	664
Long-term debt	2,290	2,293
Deferred tax liabilities	145	187
Accrued pension and other postretirement benefits	197	198
Other liabilities	157	171
Total liabilities	3,492	3,513
Commitments and contingencies
Stockholders’ Equity
Common stock:
Class A, voting, $0.15 par value (170,000,000 shares authorized; 170,000,000 shares issued)	25	25
Class B, nonvoting, $0.15 par value (400,000,000 shares authorized; 314,532,000 shares issued)	47	47
Retained earnings	2,238	2,588
Accumulated other comprehensive income (loss), net of tax	(363)	(392)
Treasury stock, at cost (7,360,000 and 6,457,000 shares at April 30 and January 31, respectively)	(300)	(263)
Total stockholders’ equity	1,647	2,005
Total liabilities and stockholders’ equity	$5,139	$5,518
 See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Nine Months Ended
	January 31,
	2019	2020
Cash flows from operating activities:
Net income	$676	$699
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	52	55
Stock-based compensation expense	12	8
Deferred income tax provision	13	30
U.S Tax Act repatriation tax benefit	(4)	—
Other, net	7	6
Changes in assets and liabilities, excluding the effects of acquisition of business:
Accounts receivable	(102)	(125)
Inventories	(109)	(142)
Other current assets	19	(33)
Accounts payable and accrued expenses	(1)	(6)
Accrued income taxes	(3)	10
Other operating assets and liabilities	17	7
Cash provided by operating activities	577	509
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(22)
Additions to property, plant, and equipment	(84)	(84)
Payments for corporate-owned life insurance	(2)	—
Proceeds from corporate-owned life insurance	2	—
Computer software expenditures	(2)	(5)
Cash used for investing activities	(86)	(111)
Cash flows from financing activities:
Net change in short-term borrowings	(13)	(150)
Payments of withholding taxes related to stock-based awards	(8)	(33)
Acquisition of treasury stock	(206)	(1)
Dividends paid	(231)	(242)
Cash used for financing activities	(458)	(426)
Effect of exchange rate changes on cash and cash equivalents	(12)	(3)
Net increase (decrease) in cash and cash equivalents	21	(31)
Cash and cash equivalents, beginning of period	239	307
Cash and cash equivalents, end of period	$260	$276
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

The following table presents information concerning basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions, except per share amounts)	2019	2020	2019	2020
Net income available to common stockholders	$227	$231	$676	$699

Share data (in thousands):
Basic average common shares outstanding	477,301	477,898	479,522	477,643
Dilutive effect of stock-based awards	2,798	2,859	3,143	2,793
Diluted average common shares outstanding	480,099	480,757	482,665	480,436

Basic earnings per share	$0.47	$0.48	$1.41	$1.46
Diluted earnings per share	$0.47	$0.48	$1.40	$1.45

We excluded common stock-based awards for approximately 548,000 shares and 0 shares from the calculation of diluted earnings per share for the three months ended January 31, 2019 and 2020, respectively. We excluded common stock-based awards for approximately 414,000 shares and 295,000 shares from the calculation of diluted earnings per share for the nine months ended January 31, 2019 and 2020, respectively. We excluded those awards because they were not dilutive for those periods under the treasury stock method.

3.    Inventories
Inventories are valued at the lower of cost or market. Some of our consolidated inventories are valued using the last-in, first-out (LIFO) method, which we use for the majority of our U.S. inventories. If the LIFO method had not been used, inventories at current cost would have been $303 million higher than reported as of April 30, 2019, and $313 million higher than reported as of January 31, 2020. Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

4.    Goodwill and Other Intangible Assets
The following table shows the changes in goodwill (which includes no accumulated impairment losses) and other intangible assets during the nine months ended January 31, 2020:

(Dollars in millions)	Goodwill	Other Intangible Assets
Balance at April 30, 2019	$753	$645
Acquisition (Note 15)	11	12
Foreign currency translation adjustment	1	(3)
Balance at January 31, 2020	$765	$654

Our other intangible assets consist of trademarks and brand names, all with indefinite useful lives.

5.    Commitments and Contingencies
We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe it is reasonably possible that these existing loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies were recorded as of January 31, 2020.

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

As of January 31, 2020, our actual exposure under the guaranty of the importer’s obligation was approximately $6 million. We also have accounts receivable from that importer of approximately $13 million at January 31, 2020, which we expect to collect in full.

Based on the financial support we provide to the importer, we believe it meets the definition of a variable interest entity. However, because we do not control this entity, it is not included in our consolidated financial statements.

6.    Debt
Our long-term debt (net of unamortized discount and issuance costs) consists of:

(Principal and carrying amounts in millions)	April 30, 2019	January 31, 2020
2.25% senior notes, $250 principal amount, due January 15, 2023	$249	$249
3.50% senior notes, $300 principal amount, due April 15, 2025	297	297
1.20% senior notes, €300 principal amount, due July 7, 2026	333	329
2.60% senior notes, £300 principal amount, due July 7, 2028	383	389
4.00% senior notes, $300 principal amount, due April 15, 2038	293	294
3.75% senior notes, $250 principal amount, due January 15, 2043	248	248
4.50% senior notes, $500 principal amount, due July 15, 2045	487	487
	$2,290	$2,293

Our short-term borrowing included commercial paper of $150 million as of April 30, 2019, and $1 million as of January 31, 2020.

(Dollars in millions)	April 30, 2019	January 31, 2020
Commercial paper	$150	$1
Average interest rate	2.60%	1.63%
Average remaining days to maturity	18	3

7.    Stockholders’ Equity
The following table shows the changes in stockholders’ equity by quarter during the nine months ended January 31, 2019:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2018	$25	$47	$4	$1,730	$(378)	$(112)	$1,316
Cumulative effect of changes in accounting standards				(5)			(5)
Net income				200			200
Net other comprehensive income (loss)					14		14
Declaration of cash dividends				(152)			(152)
Acquisition of treasury stock						(6)	(6)
Stock-based compensation expense			5				5
Stock issued under compensation plans						9	9
Loss on issuance of treasury stock issued under compensation plans			(7)	(6)			(13)
Balance at July 31, 2018	25	47	2	1,767	(364)	(109)	1,368
Net income				249			249
Net other comprehensive income (loss)					(1)		(1)
Acquisition of treasury stock						(122)	(122)
Stock-based compensation expense			4				4
Stock issued under compensation plans						1	1
Loss on issuance of treasury stock issued under compensation plans			(2)				(2)
Balance at October 31, 2018	25	47	4	2,016	(365)	(230)	1,497
Net income				227			227
Net other comprehensive income (loss)					5		5
Declaration of cash dividends				(158)			(158)
Acquisition of treasury stock						(78)	(78)
Stock-based compensation expense			3				3
Stock issued under compensation plans						1	1
Loss on issuance of treasury stock issued under compensation plans			(4)				(4)
Balance at January 31, 2019	$25	$47	$3	$2,085	$(360)	$(307)	$1,493

The following table shows the changes in stockholders’ equity by quarter during the nine months ended January 31, 2020:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2019	$25	$47	$—	$2,238	$(363)	$(300)	$1,647
Adoption of ASU 2018-02 (Note 1)				43	(43)		—
Net income				186			186
Net other comprehensive income (loss)					(1)		(1)
Declaration of cash dividends				(158)			(158)
Acquisition of treasury stock						(1)	(1)
Stock-based compensation expense			3				3
Stock issued under compensation plans						16	16
Loss on issuance of treasury stock issued under compensation plans			(2)	(27)			(29)
Balance at July 31, 2019	25	47	1	2,282	(407)	(285)	1,663
Net income				282			282
Net other comprehensive income (loss)					7		7
Stock-based compensation expense			3				3
Stock issued under compensation plans						11	11
Loss on issuance of treasury stock issued under compensation plans			(4)	(20)			(24)
Balance at October 31, 2019	25	47	—	2,544	(400)	(274)	1,942
Net income				231			231
Net other comprehensive income (loss)					8		8
Declaration of cash dividends				(167)			(167)
Stock-based compensation expense			2				2
Stock issued under compensation plans						11	11
Loss on issuance of treasury stock issued under compensation plans			(2)	(20)			(22)
Balance at January 31, 2020	$25	$47	$—	$2,588	$(392)	$(263)	$2,005

The following table shows the change in each component of AOCI, net of tax, during the nine months ended January 31, 2020:

(Dollars in millions)	Currency Translation Adjustments	Cash Flow Hedge Adjustments	Postretirement Benefits Adjustments	Total AOCI
Balance at April 30, 2019	$(207)	$31	$(187)	$(363)
Adoption of ASU 2018-02 (Note 1)	(1)	(1)	(41)	(43)
Net other comprehensive income (loss)	3	1	10	14
Balance at January 31, 2020	$(205)	$31	$(218)	$(392)

The following table shows the cash dividends declared per share on our Class A and Class B common stock during the nine months ended January 31, 2020:

Declaration Date	Record Date	Payable Date	Amount per Share
May 23, 2019	June 6, 2019	July 1, 2019	$0.1660
July 25, 2019	September 6, 2019	October 1, 2019	$0.1660
November 21, 2019	December 5, 2019	January 2, 2020	$0.1743
January 28, 2020	March 9, 2020	April 1, 2020	$0.1743

8.    Net Sales
The following table shows our net sales by geography:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions)	2019	2020	2019	2020
United States	$411	$416	$1,209	$1,296
Developed International[1]	269	263	718	716
Emerging[2]	165	171	460	477
Travel Retail[3]	33	34	109	104
Non-branded and bulk[4]	26	15	84	61
Total	$904	$899	$2,580	$2,654

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
4Includes net sales of used barrels, bulk whiskey and wine, and contract bottling regardless of customer location.

The following table shows our net sales by product category:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions)	2019	2020	2019	2020
Whiskey[1]	$707	$701	$2,007	$2,086
Tequila[2]	68	74	200	219
Vodka[3]	36	32	98	89
Wine[4]	51	62	153	159
Rest of portfolio	16	15	38	40
Non-branded and bulk[5]	26	15	84	61
Total	$904	$899	$2,580	$2,654

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

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions)	2019	2020	2019	2020
Pension Benefits:
Service cost	$6	$6	$18	$18
Interest cost	9	8	26	24
Expected return on plan assets	(12)	(12)	(35)	(35)
Amortization of:
Prior service cost (credit)	—	—	1	1
Net actuarial loss	5	5	15	14
Settlement charge	13	—	13	—
Net cost	$21	$7	$38	$22

Other Postretirement Benefits:
Service cost	$—	$—	$1	$1
Interest cost	1	1	1	1
Amortization of prior service cost (credit)	(1)	(1)	(2)	(2)
Net cost	$—	$—	$—	$—

10.    Income Taxes
Our consolidated interim effective tax rate is based on our expected annual operating income, statutory tax rates, and income tax laws in the various jurisdictions where we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the fiscal quarter in which the related event or a change in judgment occurs. The effective tax rate of 17.1% for the nine months ended January 31, 2020, is lower than the expected tax rate of 20.4% on ordinary income for the full fiscal year primarily due to excess tax benefits related to stock-based compensation and the impact of other discrete items. Our expected tax rate includes current fiscal year additions for existing tax contingency items.

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

11.    Derivative Financial Instruments and Hedging Activities
Our multinational business exposes us to global market risks, including the effect of fluctuations in foreign currency exchange rates, commodity prices, and interest rates. We use derivatives to help manage financial exposures that occur in the normal course of business. We formally document the purpose of each derivative contract, which includes linking the contract to the financial exposure it is designed to mitigate. We do not hold or issue derivatives for trading or speculative purposes.

We use currency derivative contracts to limit our exposure to the foreign currency exchange risk that we cannot mitigate internally by using netting strategies. We designate most of these contracts as cash flow hedges of forecasted transactions (expected to occur within three years). We record all changes in the fair value of cash flow hedges in AOCI until the underlying hedged transaction occurs, at which time we reclassify that amount into earnings.

We do not designate some of our currency derivatives as hedges because we use them to partially offset the immediate earnings impact of changes in foreign currency exchange rates on existing assets or liabilities. We immediately recognize the change in fair value of these contracts in earnings.

We had outstanding currency derivatives, related primarily to our euro, British pound, and Australian dollar exposures, with notional amounts for all hedged currencies totaling $1,241 million at April 30, 2019 and $1,169 million at January 31, 2020. As of January 31, 2020, the maximum term of our outstanding derivative contracts was 36 months.

We also use foreign currency-denominated debt to help manage our foreign currency exchange risk. As of January 31, 2020, $621 million of our foreign currency-denominated debt instruments were designated as net investment hedges. These net investment hedges are intended to mitigate foreign currency exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries. Any change in value of the designated portion of the hedging instruments is recorded in AOCI, offsetting the foreign currency translation adjustment of the related net investments that is also recorded in AOCI.

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

The following tables present the pre-tax impact that changes in the fair value of our derivative instruments and non-derivative hedging instruments had on AOCI and earnings:

		Three Months Ended
		January 31,
(Dollars in millions)	Classification	2019	2020
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$(5)	$4
Net gain (loss) reclassified from AOCI into earnings	Sales	5	5
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Sales	$(1)	$(1)
Net gain (loss) recognized in earnings	Other income (expense), net	6	4
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	$(11)	$(5)

Total amounts presented in the accompanying condensed consolidated statements of operations for line items affected by the net gains (losses) shown above:
Sales		$1,181	$1,178
Other income (expense), net		1	4

		Nine Months Ended
		January 31,
(Dollars in millions)	Classification	2019	2020
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$51	$17
Net gain (loss) reclassified from AOCI into earnings	Sales	3	16
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Sales	$5	$(2)
Net gain (loss) recognized in earnings	Other income (expense), net	4	6
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	$36	$(2)

Total amounts presented in the accompanying condensed consolidated statements of operations for line items affected by the net gains (losses) shown above:
Sales		$3,329	$3,404
Other income (expense), net		13	13

We expect to reclassify $24 million of deferred net gains on cash flow hedges recorded in AOCI as of January 31, 2020, to earnings during the next 12 months. This reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur.

The following table presents the fair values of our derivative instruments:

		April 30, 2019		January 31, 2020
(Dollars in millions)	Classification	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Designated as cash flow hedges:
Currency derivatives	Other current assets	$21	$(2)	$32	$(2)
Currency derivatives	Other assets	22	(1)	18	(2)
Currency derivatives	Accrued expenses	—	(5)	—	(7)
Currency derivatives	Other liabilities	—	(1)	—	(2)
Not designated as hedges:
Currency derivatives	Other current assets	—	—	4	—

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

Some of our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. The aggregate fair value of all derivatives with creditworthiness requirements that were in a net liability position was $6 million at April 30, 2019, and $5 million at January 31, 2020.

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

The following table summarizes the gross and net amounts of our derivative contracts:

(Dollars in millions)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet	Net Amounts
April 30, 2019
Derivative assets	$43	$(3)	$40	$—	$40
Derivative liabilities	(9)	3	(6)	—	(6)
January 31, 2020
Derivative assets	54	(4)	50	(4)	46
Derivative liabilities	(13)	4	(9)	4	(5)

No cash collateral was received or pledged related to our derivative contracts as of April 30, 2019, or January 31, 2020.

12.    Fair Value Measurements
The following table summarizes the assets and liabilities measured or disclosed at fair value on a recurring basis:

	April 30, 2019		January 31, 2020
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$307	$307	$276	$276
Currency derivatives	40	40	50	50
Liabilities
Currency derivatives	6	6	9	9
Short-term borrowings	150	150	4	4
Long-term debt	2,290	2,399	2,293	2,621

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. We categorize the fair values of assets and liabilities into three levels based on the assumptions (inputs) used to determine those values. Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. The three levels are:

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

The following table shows the amounts and classification of ROU assets and lease liabilities on our balance sheet as of January 31, 2020:

		January 31,
(Dollars in millions)	Classification	2020
Right-of-use assets	Other assets	$55

Lease liabilities:
Current	Accounts payable and accrued expenses	$17
Non-current	Other liabilities	39
Total		$56

The following table shows information about the effects of leases during the three-month and nine-month periods ended January 31, 2020:

	Three Months	Nine Months
	Ended	Ended
(Dollars in millions)	January 31, 2020	January 31, 2020
Total lease cost[1]	$8	$21
Cash paid for amounts included in the measurement of lease liabilities[2]	5	16
Right-of-use assets obtained in exchange for new lease liabilities	3	19
1Consists primarily of operating lease cost. Other components of lease cost were not material.
2Classified within operating activities in the accompanying condensed consolidated statement of cash flows.

The following table includes a maturity analysis of future (undiscounted) operating lease payments and a reconciliation of those payments to the lease liabilities recorded on our balance sheet as of January 31, 2020:

January 31,
(Dollars in millions)	2020
Fiscal 2020 (three months remaining)	$3
Fiscal 2021	18
Fiscal 2022	12
Fiscal 2023	8
Fiscal 2024	5
Thereafter	13
Total lease payments	59
Less: Present value discount	(3)
Lease liabilities	$56

Weighted-average discount rate	3.0%
Weighted-average remaining term	5.1 years

Future operating lease payments, as disclosed in our 2019 Form 10-K under the prior accounting standard (ASC Topic 840), were as follows as of April 30, 2019:

April 30,
(Dollars in millions)	2019
Fiscal 2020	$23
Fiscal 2021	16
Fiscal 2022	10
Fiscal 2023	5
Fiscal 2024	3
Thereafter	2
Total lease payments	$59

14.    Other Comprehensive Income
The following tables show the components of net other comprehensive income (loss):

	Three Months Ended			Three Months Ended
	January 31, 2019			January 31, 2020
(Dollars in millions)	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Currency translation adjustments:
Net gain (loss) on currency translation	$16	$2	$18	$5	$1	$6
Reclassification to earnings	—	—	—	—	—	—
Other comprehensive income (loss), net	16	2	18	5	1	6
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	(5)	1	(4)	4	(1)	3
Reclassification to earnings[1]	(5)	1	(4)	(5)	1	(4)
Other comprehensive income (loss), net	(10)	2	(8)	(1)	—	(1)
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	(25)	6	(19)	—	—	—
Reclassification to earnings[2]	18	(4)	14	4	(1)	3
Other comprehensive income (loss), net	(7)	2	(5)	4	(1)	3

Total other comprehensive income (loss), net	$(1)	$6	$5	$8	$—	$8

	Nine Months Ended			Nine Months Ended
	January 31, 2019			January 31, 2020
(Dollars in millions)	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Currency translation adjustments:
Net gain (loss) on currency translation	$(12)	$(9)	$(21)	$3	$—	$3
Reclassification to earnings	—	—	—	—	—	—
Other comprehensive income (loss), net	(12)	(9)	(21)	3	—	3
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	51	(12)	39	17	(4)	13
Reclassification to earnings[1]	(3)	1	(2)	(16)	4	(12)
Other comprehensive income (loss), net	48	(11)	37	1	—	1
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	(25)	6	(19)	—	—	—
Reclassification to earnings[2]	27	(6)	21	13	(3)	10
Other comprehensive income (loss), net	2	—	2	13	(3)	10

Total other comprehensive income (loss), net	$38	$(20)	$18	$17	$(3)	$14
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with both our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report and our 2019 Form 10-K. Note that the results of operations for the nine months ended January 31, 2020, do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, “we,” “us,” “our,” “Brown-Forman,” and the “Company” refer to Brown-Forman Corporation and its consolidated subsidiaries, collectively.

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

We use the non-GAAP measures “underlying change” to: (a) understand our performance from period to period on a consistent basis; (b) compare our performance to that of our competitors; (c) calculate components of management incentive compensation; (d) plan and forecast; and (e) communicate our financial performance to the board of directors, stockholders, and the investment community. We provide reconciliations of the “underlying change” in certain line items of the statements of operations to their nearest GAAP measures in the tables under “Results of Operations - Year-Over-Year Period Comparisons.” We have consistently applied the adjustments within our reconciliations in arriving at each non-GAAP measure.

1Operating expenses include advertising expense, SG&A expense, and other expense (income), net.

Definitions
Aggregations.
From time to time, to explain our results of operations or to highlight trends and uncertainties affecting our business, we aggregate markets according to stage of economic development as defined by the International Monetary Fund (IMF), and we aggregate brands by spirits category. We define our geographic and brand aggregations below.
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

•
“Jack Daniel’s RTD and RTP” products include all RTD line extensions of Jack Daniel’s, such as Jack Daniel’s & Cola, Jack Daniel’s & Diet Cola, Jack & Ginger, Jack Daniel’s Country Cocktails, Gentleman Jack & Cola, Jack Daniel’s Double Jack, Jack Daniel’s American Serve, Jack Daniel’s Tennessee Honey RTD, Jack Daniel’s Cider, Jack Daniel’s Lynchburg Lemonade (JD Lynchburg Lemonade), and the seasonal Jack Daniel’s Winter Jack RTP.

•	“Premium bourbons” includes Woodford Reserve, Old Forester, and Coopers’ Craft.

•	“Super-premium American whiskey” includes Woodford Reserve, JDSB, Gentleman Jack, Jack Daniel’s Sinatra Select, and Jack Daniel’s No. 27 Gold Tennessee Whiskey.

•	“Tequila” includes el Jimador, Herradura, New Mix, Pepe Lopez, and Antiguo.

•	“Vodka” includes Finlandia.

•	“Wine” includes Korbel Champagne and Sonoma-Cutrer wines.

•	“Non-branded and bulk” includes our net sales of used barrels, bulk whiskey and wine, and contract bottling regardless of customer location.

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

Important Information on Forward-Looking Statements:
This report contains statements, estimates, and projections that are “forward-looking statements” as defined under U.S. federal securities laws. Words such as “aim,” “anticipate,” “aspire,” “believe,” “can,” “continue,” “could,” “envision,” “estimate,” “expect,” “expectation,” “intend,” “may,” “might,” “plan,” “potential,” “project,” “pursue,” “see,” “seek,” “should,” “will,” “would,” and similar words indicate forward-looking statements, which speak only as of the date we make them. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. By their nature, forward-looking statements involve risks, uncertainties, and other factors (many beyond our control) that could cause our actual results to differ materially from our historical experience or from our current expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors of our 2019 Form 10-K and those described from time to time in our future reports filed with the Securities and Exchange Commission, including:

•
Unfavorable global or regional economic conditions and related low consumer confidence, high unemployment, weak credit or capital markets, budget deficits, burdensome government debt, austerity measures, higher interest rates, higher taxes, political instability, higher inflation, deflation, lower returns on pension assets, or lower discount rates for pension obligations

•
Risks associated with being a U.S.-based company with global operations, including commercial, political, and financial risks; local labor policies and conditions; protectionist trade policies, or economic or trade sanctions, including additional retaliatory tariffs on American spirits and the effectiveness of our actions to mitigate the negative impact on our margins, sales, and distributors; compliance with local trade practices and other regulations, including anti-corruption laws; terrorism; and health pandemics (such as the COVID-19 (coronavirus) outbreak)

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

•	Risks associated with acquisitions, dispositions, business partnerships, or investments – such as acquisition integration, termination difficulties or costs, or impairment in recorded value

•	Inadequate protection of our intellectual property rights

•	Product recalls or other product liability claims, product counterfeiting, tampering, contamination, or quality issues

•	Significant legal disputes and proceedings, or government investigations

•	Failure or breach of key information technology systems

•	Negative publicity related to our company, brands, marketing, personnel, operations, business performance, or prospects

•	Failure to attract or retain key executive or employee talent

•	Our status as a family “controlled company” under New York Stock Exchange rules, and our dual-class share structure

Overview
Fiscal 2020 Year-to-Date Highlights

•	We delivered reported net sales of $2.7 billion, an increase of 3% on both a reported and underlying basis compared to the same period last year.

◦
From a brand perspective, our underlying net sales growth was driven by (a) the Jack Daniel’s family of brands, (b) our premium bourbon brands, led by Woodford Reserve, and (c) our tequila brands. Lower used barrel sales partially offset this growth.

◦
From a geographic perspective, the United States led the underlying net sales growth with emerging and developed international markets also contributing. These gains were partially offset by a decline in the underlying net sales in our Travel Retail channel.

•	We delivered reported operating income of $904 million, a decrease of 1% on both a reported and underlying basis compared to the same period last year reflecting higher input and tariff-related costs.

•	We delivered diluted earnings per share of $1.45, an increase of 4% compared to the same period last year due to a lower effective tax rate and a reduction in non-operating postretirement expense.
Summary of Operating Performance

	Three Months Ended January 31,					Nine Months Ended January 31,
(Dollars in millions)	2019	2020	Reported Change		Underlying Change[1]	2019	2020	Reported Change		Underlying Change[1]
Net sales	$904	$899	—%		3%	$2,580	$2,654	3%		3%
Cost of sales	333	342	3%		3%	896	980	9%		10%
Gross profit	571	557	(2%)		3%	1,684	1,674	(1%)		—%
Advertising	103	104	—%		—%	303	308	1%		3%
SG&A	149	153	2%		2%	478	475	(1%)		—%
Operating income	320	304	(5%)		5%	916	904	(1%)		(1%)

Total operating expenses[2]	$251	$253	1%		—%	$768	$770	—%		—%

As a percentage of net sales[3]
Gross profit	63.1%	61.9%	(1.2	)pp		65.3%	63.1%	(2.2	)pp
Operating income	35.3%	33.8%	(1.5	)pp		35.5%	34.1%	(1.4	)pp
Non-operating postretirement expense	$15	$1	(92%)			$19	$3	(82%)
Interest expense, net	$21	$19	(6%)			$61	$58	(5%)
Effective tax rate	20.3%	18.6%	(1.7	)pp		19.2%	17.1%	(2.1	)pp
Diluted earnings per share	$0.47	$0.48	2%			$1.40	$1.45	4%
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
Tariffs
Tariffs negatively affected our results beginning in the second quarter of fiscal 2019, and are expected to continue to have a negative impact on our results as long as tariffs are in place. While our results for the nine months ended January 31, 2020, were negatively affected by tariffs as described below, the impact began to ease during the three months ended January 31, 2020.

•	Lower net sales. Certain customers paid the incremental costs of tariffs, and we compensated these customers for these incremental costs by reducing our net prices, which lowered our net sales.

•	Higher cost of sales. In markets where we own inventory, we paid the incremental cost of tariffs, which increased our cost of sales.

The combined effect of these tariff-related costs, whether arising as a reduction of net sales or as an increase in cost of sales, is hereafter referred to as “tariff-related costs.” We discuss the estimated effect of the tariffs on our results where relevant below.
Fiscal 2020 Outlook
Below we discuss our updated outlook for fiscal 2020, reflecting the trends, developments, and uncertainties that we expect to affect our business. This updated outlook revises certain aspects of the 2020 outlook included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2019 Form 10-K. When we provide guidance for underlying change for the following line items of the statements of operations, we do not provide guidance for the corresponding GAAP change because the GAAP measure will include items that are difficult to quantify or predict with reasonable certainty, including acquisitions and divestitures, the estimated net change in distributor inventories, and foreign exchange, each of which could have a significant impact to our GAAP line items of the statements of operations.

•
Business environment. Our full-year outlook has been adjusted to reflect tempered expectations in some of our international markets due to both short-term disruptions and an increasingly uncertain global economic and geopolitical environment.

•
COVID-19 (coronavirus). Our full-year outlook has also been adjusted for an estimated impact of the coronavirus on our results particularly in Asia, most notably China, and Travel Retail. However, the extent to which the coronavirus impacts our results will ultimately depend on future developments, which are uncertain and cannot be predicted.

As a result, we expect fiscal 2020 underlying net sales growth to be less than the underlying net sales growth in fiscal 2019. There is no change to our outlook for underlying cost of sales and underlying operating expenses for fiscal 2020.

Results of Operations – Fiscal 2020 Year-to-Date Highlights
Market Highlights
The following table provides supplemental information for our largest markets for the nine months ended January 31, 2020, compared to the same period last year. We discuss results for the markets most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the nine months ended January 31, 2020, compared to the same period last year.
Top 10 Markets[1] - Fiscal 2020 Net Sales Growth by Geographic Area

	Percentage change versus prior year period
Nine months ended January 31, 2020	Net Sales
Geographic area[2]	Reported	Acquisitions and Divestitures	Foreign Exchange	Est. Net Chg in Distributor Inventories	Underlying[3]
United States	7%	—%	—%	(2%)	6%
Developed International	—%	—%	1%	1%	2%
United Kingdom	(9%)	—%	1%	—%	(7%)
Australia	(2%)	—%	3%	—%	1%
Germany	6%	—%	(1%)	—%	5%
France	3%	—%	—%	—%	3%
Japan	3%	—%	(2%)	—%	1%
Rest of Developed International	2%	—%	2%	5%	8%
Emerging	4%	—%	—%	2%	6%
Mexico	1%	—%	(1%)	1%	2%
Poland	3%	—%	3%	—%	6%
Russia	14%	—%	3%	(1%)	15%
Brazil	12%	—%	6%	(11%)	6%
Rest of Emerging	2%	—%	(2%)	7%	7%
Travel Retail	(4%)	—%	1%	1%	(3%)
Non-branded and bulk	(28%)	—%	—%	—%	(27%)
Total	3%	—%	—%	—%	3%
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

•
United States. Reported net sales increased 7%, while underlying net sales grew 6% after adjusting for an estimated net increase in distributor inventories driven by the October launch of JDTA. The underlying net sales gains were driven by (a) our premium bourbons, led by Woodford Reserve and Old Forester, supported by strong consumer takeaway trends; (b) the launch of JDTA; and (c) our tequila brands, fueled by volume gains of Herradura.

•
Developed International. Reported net sales were flat, while underlying net sales grew 2% after adjusting for the negative effect of foreign exchange and an estimated net decrease in distributor inventories. Underlying net sales growth was led by Germany, Czechia, France, Spain, Korea, and Taiwan, partially offset by declines in the United Kingdom.

◦
The United Kingdom’s underlying net sales decline was driven by a planned reduction in promotional activities for JDTW resulting in lower volumes and an unfavorable channel and size mix compared to the same period last year.

◦	Australia’s underlying net sales growth was driven by higher volumes of our super-premium American whiskey portfolio, partially offset by declines of JD RTDs.

◦	Germany’s underlying net sales growth was fueled by continued volumetric gains of JD RTDs.

◦	France’s underlying net sales growth was driven by higher volumes of JDTH and the launch of JD RTDs, partially offset by lower prices of JDTW.

◦	Japan’s underlying net sales growth was driven by higher volumes, partially offset by unfavorable price/mix.

◦
Underlying net sales in the Rest of Developed International increased due to (a) volume growth of JDTH in Czechia, (b) JDTW volume gains in Spain and Korea, and (c) volumetric increases of GlenDronach in Taiwan.

•
Emerging. Reported net sales increased 4%, while underlying net sales grew 6% after adjusting for an estimated net decrease in distributor inventories. Underlying net sales growth was led by Turkey, Russia, China, and Poland.

◦	Mexico’s underlying net sales growth was fueled by higher prices and volumes of Herradura, largely offset by volume declines of New Mix.

◦
Poland’s underlying net sales growth was driven by volumetric growth of the Jack Daniel’s family of brands led by JDTW, Gentleman Jack, and JDTH, partially offset by lower volumes and net prices of Finlandia.

◦	Russia’s underlying net sales growth was driven by higher volumes of JDTW supported by strong consumer demand.

◦	Brazil’s underlying net sales growth was fueled by higher volumes of JDTW and JDTF.

◦	Underlying net sales in the Rest of Emerging increased as growth of JDTW in Turkey and China was partially offset by declines of the brand in sub-Saharan Africa.

•
Travel Retail. Reported net sales declined 4%, while underlying net sales were down 3% after adjusting for the negative effect of foreign exchange and an estimated net decrease in distributor inventories. The underlying net sales decline was driven by lower volumes of JDTW, partially offset by volumetric growth of Woodford Reserve.

•
Non-branded and bulk. Reported net sales declined 28%, while underlying net sales declined 27% after adjusting for the negative effect of foreign exchange. Lower volumes and prices for used barrels along with a decrease in bulk whiskey sales drove the reduction compared to the same period last year.

Brand Highlights
The following table provides supplemental information for our largest brands for the nine months ended January 31, 2020, compared to the same period last year. We discuss results of the brands most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the nine months ended January 31, 2020, compared to the same period last year.
Major Brands Worldwide Results

	Percentage change versus prior year period
Nine months ended January 31, 2020	Volumes	Net Sales
Product category / brand family / brand[1]	9L Depletions[1]	Reported	Acquisitions and Divestitures	Foreign Exchange	Est. Net Chg in Distributor Inventories	Underlying[2]
Whiskey	4%	4%	—%	—%	—%	5%
Jack Daniel's family of brands	3%	2%	—%	—%	—%	3%
JDTW	—%	(2%)	—%	—%	1%	—%
Jack Daniel’s RTD/RTP	4%	6%	—%	1%	(1%)	7%
JDTH	7%	4%	—%	1%	2%	7%
Gentleman Jack	7%	3%	—%	—%	3%	7%
JDTF	2%	(2%)	—%	1%	2%	1%
Other Jack Daniel's whiskey brands	67%	65%	—%	—%	(24%)	41%
Woodford Reserve	21%	22%	—%	—%	(3%)	19%
Tequila	(6%)	9%	—%	—%	1%	10%
el Jimador	2%	8%	—%	—%	3%	11%
Herradura	10%	20%	—%	—%	(1%)	20%
Vodka (Finlandia)	(6%)	(8%)	—%	—%	1%	(7%)
Wine	—%	4%	—%	—%	(3%)	1%
Rest of Portfolio	—%	5%	(4%)	(1%)	(3%)	(3%)
Non-branded and bulk	NA	(28%)	—%	—%	—%	(27%)
Note: Totals may differ due to rounding

1See “Definitions” above for definitions of brand aggregations and volume measures presented here.
2See “Non-GAAP Financial Measures” above for details on our use of “underlying change” in net sales, including how we calculate this measure and why we believe this information is useful to readers.

•
Whiskey brands grew reported net sales 4%, while underlying net sales grew 5% after adjusting for the negative effect of foreign exchange. The underlying net sales gain was driven by the growth of the Jack Daniel’s family of brands and Woodford Reserve.

◦
The Jack Daniel’s family of brands underlying net sales growth was driven by (a) the launch of JDTA in the United States, (b) JD RTDs in Germany and the United States, and (c) broad-based growth of JDTH.

▪	JDTW underlying net sales were flat as growth in emerging markets led by Turkey, Russia, China, and Poland was offset by declines in the United Kingdom, Travel Retail, and the United States.

▪	The increase in underlying net sales growth for Jack Daniel’s RTD/RTP was driven by volumetric gains in Germany and the United States along with the launch of RTDs in France.

▪	JDTH increased underlying net sales with broad-based volume growth led by France, Czechia, Poland, and the United States.

▪	Gentleman Jack increased underlying net sales with broad-based international volumetric growth led by Poland, Germany, and the United Kingdom.

▪	The growth in underlying net sales of JDTF was led by increased volumes in Poland and Brazil, partially offset by lower volumes in Travel Retail.

▪	The underlying net sales growth of Other Jack Daniel’s whiskey brands was fueled by the launch of JDTA in the United States.

◦	Woodford Reserve grew underlying net sales fueled by volumetric growth in the United States supported by strong consumer takeaway trends.

•	Tequila brands grew reported net sales 9%, while underlying net sales grew 10% after adjusting for an estimated net decrease in distributor inventories.

◦	el Jimador grew underlying net sales reflecting volumetric growth in the United States as consumer takeaway trends remain strong.

◦	Herradura grew underlying net sales driven by higher volumes, favorable product mix, and higher prices in the United States and Mexico.

•
Reported net sales for Finlandia declined 8%, while underlying net sales decreased 7% after adjusting for an estimated net decrease in distributor inventories. The decrease in underlying net sales was driven by lower volumes and net prices in Poland along with a decrease in volumes in Travel Retail and the United States.

•
Reported net sales of our wine brands grew 4%, while underlying net sales increased 1% after adjusting for an estimated net increase in distributor inventories. The increase in underlying net sales was driven by volume growth of Sonoma-Cutrer in the United States.

•
Rest of portfolio reported net sales increased 5%, while underlying net sales declined 3% after adjusting for (a) the effect of our acquisition of The 86 Company (Fords Gin), (b) an estimated net increase in distributor inventories, and (c) the positive effect of foreign exchange. The decrease in underlying net sales was driven by lower volumes of Chambord in the United Kingdom.

•
Non-branded and bulk. Reported net sales declined 28%, while underlying net sales declined 27% after adjusting for the negative effect of foreign exchange. Lower volumes and prices for used barrels along with a decrease in bulk whiskey sales drove the reduction compared to the same period last year

Year-Over-Year Period Comparisons
Net Sales

Percentage change versus the prior year period ended January 31	3 Months	9 Months
Change in reported net sales	—%	3%
Acquisitions and divestitures	—%	—%
Foreign exchange	1%	—%
Estimated net change in distributor inventories	3%	—%
Change in underlying net sales	3%	3%

Change in underlying net sales attributed to:
Volume	1%	2%
Price/mix	1%	1%
Note: Totals may differ due to rounding
Net sales totaled $899 million, a decrease of $5 million, or essentially flat, for the three months ended January 31, 2020, compared to the same period last year. After adjusting reported results for an estimated net decrease in distributor inventories and the negative effect of foreign exchange, underlying net sales grew 3%. The increase in underlying net sales comprised 1% volume growth and 1% price/mix. Volume growth was led by JDTA (launch in the United States), Woodford Reserve, JDTW, and JDTH, partially offset by declines of Finlandia. Price/mix was driven by (a) faster growth from our higher-priced brands (the Jack Daniel’s family of brands and Woodford Reserve) and declines of our lower-priced brands (Finlandia, Canadian Mist, and New Mix) and (b) higher pricing on tequilas.
The primary factors contributing to the growth in underlying net sales for the three months ended January 31, 2020, were:

•	broad-based international growth of JDTW led by Poland, Turkey, Germany, Russia, China, and Italy;

•
continued growth of our premium bourbon brands led by higher volumes of Woodford Reserve in the United States, Travel Retail, and the United Kingdom along with volumetric gains and favorable product mix of Old Forester in the United States;

•	the launch of JDTA in the United States;

•
growth of our tequila brands led by (a) volumetric growth of Herradura and el Jimador in the United States, (b) favorable price/mix of Herradura in Mexico, and (c) growth of Herradura in Travel Retail;

•	higher volumes of JD RTDs in Germany and the United States;

•	broad-based growth of JDTH led by Czechia and France; and

•	broad-based volumetric growth of Gentleman Jack led by the United States and Poland.
These gains in underlying net sales were partially offset by:

•
JDTW declines due to (a) lower volumes in the United Kingdom, Australia, Mexico, and Chile; (b) lower net pricing in the United States; and (c) lower volumes and unfavorable price/mix in sub-Saharan Africa;

•	lower volumes and prices for used barrel sales along with decreased bulk whiskey and contract bottling sales;

•	declines of Chambord, GlenDronach, and JDSB in the United Kingdom;

•	lower volumes of New Mix in Mexico;

•	volumetric declines of Finlandia in Russia; and

•	lower volumes of Canadian Mist in the United States.
For the nine months ended January 31, 2020, net sales were $2.7 billion, an increase of $74 million, or 3%, compared to the same period last year. Underlying net sales also grew 3% compared to the same period last year. The increase in underlying net sales comprised 2% volume growth and 1% price/mix. Volume growth was led by JDTA (launch in the United States), Woodford Reserve, and JDTH, partially offset by declines of Finlandia. Price/mix was driven by (a) faster growth from our higher-priced brands (the Jack Daniel’s family of brands and Woodford Reserve) and declines of our lower-priced brands (Finlandia), and (b) higher pricing on tequilas. These price/mix gains were partially offset by lower net pricing for JDTW. See “Results of Operations - Fiscal 2020 Year-to-Date Highlights” above for further details on underlying net sales for the nine months ended January 31, 2020.

Cost of Sales

Percentage change versus the prior year period ended January 31	3 Months	9 Months
Change in reported cost of sales	3%	9%
Acquisitions and divestitures	—%	—%
Foreign exchange	(1%)	—%
Estimated net change in distributor inventories	1%	—%
Change in underlying cost of sales	3%	10%

Change in underlying cost of sales attributed to:
Volume	1%	2%
Cost/mix	2%	8%
Note: Totals may differ due to rounding
Cost of sales of $342 million for the three months ended January 31, 2020, increased $9 million, or 3%, compared to the same period last year. Underlying cost of sales increased 3% after adjusting reported costs for the negative effect of foreign exchange and an estimated net decrease in distributor inventories. The increase in underlying cost of sales for the three months ended January 31, 2020, was driven by higher input costs of agave and wood along with higher volumes. As we have cycled the implementation of tariffs, there was no year-over-year impact to cost of sales for the three months ended January 31, 2020.
Cost of sales of $980 million for the nine months ended January 31, 2020, increased $84 million, or 9%, when compared to the same period last year. Underlying cost of sales increased 10% after adjusting for the positive effect of foreign exchange. The increase in underlying cost of sales for the nine months ended January 31, 2020, was driven by higher input costs of agave and wood, tariff-related costs, and higher volumes. We estimate that over one-third of the increase in underlying cost of sales was due to tariff-related costs.
Gross Profit

Percentage change versus the prior year period ended January 31	3 Months	9 Months
Change in reported gross profit	(2%)	(1%)
Acquisitions and divestitures	—%	—%
Foreign exchange	1%	—%
Estimated net change in distributor inventories	4%	—%
Change in underlying gross profit	3%	—%
Note: Totals may differ due to rounding
Gross Margin

For the period ended January 31	3 months	9 Months
Prior year gross margin	63.1%	65.3%
Price/mix	(0.2%)	0.3%
Cost	(0.9%)	(1.5%)
Tariffs[1]	0.3%	(1.0%)
Acquisitions and divestitures	—%	—%
Foreign exchange	(0.4%)	—%
Change in gross margin	(1.2%)	(2.2%)
Current year gross margin	61.9%	63.1%
Note: Totals may differ due to rounding	0.00	0.000

1“Tariffs” include the combined effect of tariff-related costs, whether arising as a reduction of net sales or as an increase in cost of sales. See “Overview - Tariffs” for additional details of these costs.
Gross profit of $557 million decreased $14 million, or 2%, for the three months ended January 31, 2020, compared to the same period last year. Underlying gross profit increased 3% after adjusting for an estimated net decrease in distributor inventories and the negative effect of foreign exchange. The increase in underlying gross profit resulted from the increases in underlying net sales and underlying cost of sales.

For the three months ended January 31, 2020, gross margin decreased approximately 1.2 percentage points to 61.9% from 63.1% in the same period last year driven primarily by an increase in input costs and the negative effect of foreign exchange.
Gross profit of $1.7 billion decreased $10 million, or 1%, for the nine months ended January 31, 2020, compared to the same period last year. Underlying gross profit was flat, which resulted from the increase in underlying cost of sales offset by the increase in underlying net sales.
For the nine months ended January 31, 2020, gross margin decreased approximately 2.2 percentage points to 63.1% from 65.3% in the same period last year driven by an increase in input costs and tariff-related costs.
Operating Expenses

Percentage change versus the prior year period ended January 31
3 Months	Reported	Acquisitions and Divestitures	Foreign Exchange	Underlying
Advertising	—%	—%	—%	—%
SG&A	2%	(1%)	—%	2%
Total operating expenses[1]	1%	(1%)	—%	—%

9 Months
Advertising	1%	—%	1%	3%
SG&A	(1%)	(1%)	1%	—%
Total operating expenses[1]	—%	—%	1%	—%
Note: Totals may differ due to rounding
[1]Total operating expenses include advertising expense, SG&A expense, and other expense (income), net.
Operating expenses totaled $253 million, up $2 million, or 1%, for the three months ended January 31, 2020, compared to the same period last year. Underlying operating expenses were flat after adjusting for the effect of our acquisition of Fords Gin.

•
Reported and underlying advertising expense were both flat for the three months ended January 31, 2020. Higher investment related to the launch of JDTA was offset by lower spend on the rest of the Jack Daniel’s family of brands.

•
Reported SG&A expense increased 2% for the three months ended January 31, 2020, while underlying SG&A also increased 2% after adjusting for the effect of our acquisition of Fords Gin. The increase in underlying SG&A expense was largely related to lower compensation-related costs during the same period last year.

Operating expenses totaled $770 million, up $2 million, or essentially flat, for the nine months ended January 31, 2020, compared to the same period last year. Underlying operating expenses were also flat after adjusting for the positive effect of foreign exchange.

•
Reported advertising expense grew 1% for the nine months ended January 31, 2020, while underlying advertising expense increased 3% after adjusting for the positive effect of foreign exchange. Higher underlying advertising expense reflected the investment related to the launch of JDTA as well as increased spending on Woodford Reserve, partially offset by lower spend on the rest of the Jack Daniel’s family of brands.

•
Reported SG&A expense decreased 1% for the nine months ended January 31, 2020, while underlying SG&A expense was flat after adjusting for the positive effect of foreign exchange and the effect of our acquisition of Fords Gin. The decrease in underlying SG&A expense was driven by lower compensation-related costs.

Operating Income

Percentage change versus the prior year period ended January 31	3 Months	9 Months
Change in reported operating income	(5%)	(1%)
Acquisitions and divestitures	—%	—%
Foreign exchange	3%	—%
Estimated net change in distributor inventories	7%	—%
Change in underlying operating income	5%	(1%)
Note: Totals may differ due to rounding

Operating income of $304 million decreased $16 million, or 5%, for the three months ended January 31, 2020, compared to the same period last year. Underlying operating income increased 5% after adjusting for an estimated net decrease in distributor inventories and the negative effect of foreign exchange. The increase in underlying operating income resulted from the increase in underlying gross profit along with underlying operating expense leverage.
For the three months ended January 31, 2020, operating margin decreased 1.5 percentage points to 33.8%, from 35.3% in the same period last year. The decrease in our operating margin was due to the decline in gross margin, largely reflecting higher input costs, and the negative effect of foreign exchange.
Operating income of $904 million decreased $12 million, or 1%, for the nine months ended January 31, 2020, compared to the same period last year. Underlying operating income also declined 1% compared to the same period last year. The decrease in underlying operating income resulted from flat underlying gross profit and an increase in underlying advertising expense.
Operating margin decreased 1.4 percentage points to 34.1% for the nine months ended January 31, 2020, from 35.5% in the same period last year. The decrease in our operating margin was due to the decline in gross margin, largely reflecting higher input costs and tariff-related costs, partially offset by operating expense leverage.
The effective tax rate in the three months ended January 31, 2020, was 18.6% compared to 20.3% for the same period last year. The effective tax rate in the nine months ended January 31, 2020, was 17.1% compared to 19.2% for the same period last year. The decrease in our effective tax rate for both the three and nine months ended January 31, 2020, was driven by an increase in excess tax benefits related to stock-based compensation and the net beneficial impact of other discrete items.
Diluted earnings per share of $0.48 in the three months ended January 31, 2020, increased 2% from the $0.47 reported for the same period last year due to lower non-operating postretirement expense and a lower effective tax rate, partially offset by a decrease in reported operating income. Diluted earnings per share of $1.45 in the nine months ended January 31, 2020, increased 4% from the $1.40 reported for the same period last year due to a lower effective tax rate and lower non-operating postretirement expense.

Liquidity and Financial Condition
Cash flows. Cash and cash equivalents declined $31 million during the nine months ended January 31, 2020, compared to an increase of $21 million during the same period last year. Cash provided by operations of $509 million was down $68 million from the same period last year, reflecting a larger increase in working capital offset partially by higher earnings.
Cash used for investing activities was $111 million during the nine months ended January 31, 2020, compared to $86 million for the same period last year. The $25 million increase largely reflects our acquisition of The 86 Company for $22 million (in July 2019) and a $3 million increase in computer software expenditures.
Cash used for financing activities was $426 million during the nine months ended January 31, 2020, compared to $458 million for the same period last year. The $32 million decrease reflects a $205 million decline in share repurchases, partially offset by a $137 million increase in net repayments of short-term borrowings, a $25 million increase in payments for shares withheld from employees to satisfy their withholding tax obligations on stock-based awards, and an $11 million increase in dividend payments.
The impact on cash and cash equivalents as a result of exchange rate changes was a decrease of $3 million for the nine months ended January 31, 2020, compared to a decrease of $12 million for the same period last year.

Liquidity. We generate strong cash flow from operations, which enables us to meet current obligations, fund capital expenditures, pay growing regular dividends, and return cash to our shareholders from time to time through share repurchases and special dividends.
Our cash flow from operations is supplemented by our cash and cash equivalent balances, as well as access to several liquidity sources. Cash and cash equivalents were $307 million at April 30, 2019, and $276 million at January 31, 2020. As of January 31, 2020, approximately 79% of our cash and cash equivalents were held by our foreign subsidiaries whose earnings are reinvested indefinitely outside of the United States. We continue to evaluate our future cash deployment and may decide to repatriate additional cash held by other foreign subsidiaries to the United States. Future repatriations to the United States may require us to provide for and pay additional taxes.
An additional source of liquidity is our $800 million commercial paper program that we regularly use to fund our short-term credit needs. Commercial paper outstanding was $150 million at April 30, 2019, and $1 million at January 31, 2020. The average balances, interest rates, and maturities during the periods ended January 31, 2019 and 2020, are presented below.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions)	2019	2020	2019	2020
Average daily commercial paper	$443	$164	$462	$270
Average interest rate	2.55%	1.84%	2.27%	2.31%
Average days to maturity	31	31	31	33
Our commercial paper program is supported by available commitments under our currently undrawn $800 million bank credit facility that expires on November 10, 2023. Although unlikely, under extreme market conditions, one or more participating banks may not be able to fully fund its commitments under our credit facility. We believe the debt capital markets are accessible sources of long-term financing that could meet any additional liquidity needs.
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
On January 28, 2020, our Board of Directors declared a regular quarterly cash dividend of $0.1743 per share on our Class A and Class B common stock. Stockholders of record on March 9, 2020 will receive the quarterly cash dividend on April 1, 2020.

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
101
The following materials from Brown-Forman Corporation's Quarterly Report on Form 10-Q for the quarter ended January 31, 2020, in Inline XBRL (eXtensible Business Reporting Language) format: (a) Condensed Consolidated Statements of Operations, (b) Condensed Consolidated Statements of Comprehensive Income, (c) Condensed Consolidated Balance Sheets, (d) Condensed Consolidated Statements of Cash Flows, and (e) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File in Inline XBRL format (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN-FORMAN CORPORATION
(Registrant)

Date:	March 4, 2020	By:	/s/ Jane C. Morreau
Jane C. Morreau
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)