Form 10-K
period 2020-04-30
BROWN FORMAN CORP
filed 2020-06-19
CIK 14693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☑
The aggregate market value, as of the last business day of the most recently completed second fiscal quarter, of the voting and nonvoting equity held by nonaffiliates of the registrant was approximately $22,100,000,000.
The number of shares outstanding for each of the registrant’s classes of Common Stock on May 31, 2020, was:

Class A Common Stock (voting), $0.15 par value	169,039,764
Class B Common Stock (nonvoting), $0.15 par value	309,196,858
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of Registrant for use in connection with the Annual Meeting of Stockholders to be held July 30, 2020, are incorporated by reference into Part III of this report.

Forward-Looking Statement Information. Certain matters discussed in this report, including the information presented in Part II under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain statements, estimates, and projections that are “forward-looking statements” as defined under U.S. federal securities laws. Words such as “aim,” “anticipate,” “aspire,” “believe,” “can,” “continue,” “could,” “envision,” “estimate,” “expect,” “expectation,” “intend,” “may,” “might,” “plan,” “potential,” “project,” “pursue,” “see,” “seek,” “should,” “will,” “would,” and similar words indicate forward-looking statements, which speak only as of the date we make them. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. By their nature, forward-looking statements involve risks, uncertainties, and other factors (many beyond our control) that could cause our actual results to differ materially from our historical experience or from our current expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part I under “Item 1A. Risk Factors” and those described from time to time in our future reports filed with the Securities and Exchange Commission, including:

•	Impact of health epidemics and pandemics, including the COVID-19 pandemic, and the resulting negative economic impact and related governmental actions

•
Risks associated with being a U.S.-based company with global operations, including commercial, political, and financial risks; local labor policies and conditions; protectionist trade policies, or economic or trade sanctions, including additional retaliatory tariffs on American spirits and the effectiveness of our actions to mitigate the negative impact on our margins, sales, and distributors; compliance with local trade practices and other regulations; terrorism; and health pandemics

•	Failure to comply with anti-corruption laws, trade sanctions and restrictions, or similar laws or regulations

•	Fluctuations in foreign currency exchange rates, particularly a stronger U.S. dollar

•
Changes in laws, regulatory measures, or governmental policies – especially those that affect the production, importation, marketing, labeling, pricing, distribution, sale, or consumption of our beverage alcohol products

•
Tax rate changes (including excise, sales, VAT, tariffs, duties, corporate, individual income, dividends, or capital gains) or changes in related reserves, changes in tax rules or accounting standards, and the unpredictability and suddenness with which they can occur

•
Unfavorable global or regional economic conditions, particularly related to the COVID-19 pandemic, and related economic slowdowns or recessions, low consumer confidence, high unemployment, weak credit or capital markets, budget deficits, burdensome government debt, austerity measures, higher interest rates, higher taxes, political instability, higher inflation, deflation, lower returns on pension assets, or lower discount rates for pension obligations

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

•	Decline in the social acceptability of beverage alcohol in significant markets

•	Production facility, aging warehouse, or supply chain disruption

•	Imprecision in supply/demand forecasting

•	Higher costs, lower quality, or unavailability of energy, water, raw materials, product ingredients, labor, or finished goods

•	Significant additional labeling or warning requirements or limitations on availability of our beverage alcohol products

•
Competitors’ and retailers’ consolidation or other competitive activities, such as pricing actions (including price reductions, promotions, discounting, couponing, or free goods), marketing, category expansion, product introductions, or entry or expansion in our geographic markets or distribution networks

•	Route-to-consumer changes that affect the timing of our sales, temporarily disrupt the marketing or sale of our products, or result in higher fixed costs

•	Inventory fluctuations in our products by distributors, wholesalers, or retailers

•	Risks associated with acquisitions, dispositions, business partnerships, or investments – such as acquisition integration, termination difficulties or costs, or impairment in recorded value

•	Counterfeiting and inadequate protection of our intellectual property rights

•	Product recalls or other product liability claims, product tampering, contamination, or quality issues

•	Significant legal disputes and proceedings, or government investigations

•	Cyber breach or failure or corruption of key information technology systems, or failure to comply with personal data protection laws

•	Negative publicity related to our company, products, brands, marketing, executive leadership, employees, board of directors, family stockholders, operations, business performance, or prospects

•	Failure to attract or retain key executive or employee talent

•	Our status as a family “controlled company” under New York Stock Exchange rules, and our dual-class share structure

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
PART I
Item 1. Business
Overview
Brown-Forman Corporation (the “Company,” “Brown-Forman,” “we,” “us,” or “our” below) was incorporated under the laws of the State of Delaware in 1933, successor to a business founded in 1870 as a partnership and later incorporated under the laws of the Commonwealth of Kentucky in 1901. We primarily manufacture, distill, bottle, import, export, market, and sell a wide variety of alcoholic beverages under recognized brands. We employ approximately 4,800 people (excluding individuals that work on a part-time or temporary basis) on six continents, including approximately 1,200 people in Louisville, Kentucky, USA, home of our world headquarters. We are the largest American-owned spirits and wine company with global reach. We are a “controlled company” under New York Stock Exchange rules because the Brown family owns more than 50% of our voting stock. Taking into account ownership of shares of our non-voting stock, the Brown family also controls more than 50% of the economic ownership in Brown-Forman.
For a discussion of recent developments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary.”

Brands
Beginning in 1870 with Old Forester Kentucky Straight Bourbon Whisky – our founding brand – and spanning the generations since, we have built a portfolio of more than 40 spirit, ready-to-drink (RTD) cocktail, and wine brands that includes some of the best-known and most loved trademarks in our industry. The most important brand in our portfolio is Jack Daniel’s Tennessee Whiskey, which was ranked in the 2019 Interbrand “Best Global Brands” as the most valuable global spirits brand in the world and the third most valuable beverage alcohol brand. Jack Daniel’s Tennessee Whiskey is the largest American whiskey brand in the world and the fourth-largest premium spirits brand of any kind, according to Impact Databank’s “Top 100 Premium Spirits Brands Worldwide” list. Among the top five premium spirits brands on the list, Jack Daniel’s Tennessee Whiskey was the only one to grow volume in each of the past five calendar years. Our other leading global brands on the Worldwide Impact list are Finlandia, which is the tenth-largest-selling vodka; Jack Daniel’s Tennessee Honey, which is the second-largest-selling flavored whiskey; and el Jimador, which is the fifth-largest-selling tequila. Woodford Reserve and Old Forester were once again selected for the Impact “Hot Brand,”1 list marking seven and two consecutive years on the list, respectively.
Principal Brands

Jack Daniel’s Tennessee Whiskey	Korbel California Brandy[5]
Jack Daniel’s RTDs[2]	el Jimador Tequilas
Jack Daniel’s Tennessee Honey	el Jimador New Mix RTDs
Gentleman Jack Rare Tennessee Whiskey	Herradura Tequilas[6]
Jack Daniel’s Tennessee Fire	Sonoma-Cutrer California Wines
Jack Daniel’s Single Barrel Collection[3]	Canadian Mist Canadian Whisky[7]
Jack Daniel’s Tennessee Rye	GlenDronach Single Malt Scotch Whisky
Jack Daniel’s Sinatra Select	BenRiach Single Malt Scotch Whisky
Jack Daniel’s No. 27 Gold Tennessee Whiskey	Glenglassaugh Single Malt Scotch Whisky
Jack Daniel’s Winter Jack	Old Forester Kentucky Straight Bourbon Whisky
Jack Daniel’s Bottled-in-Bond	Old Forester Whiskey Row Series
Jack Daniel’s Tennessee Apple[4]	Old Forester Kentucky Straight Rye Whisky
Woodford Reserve Kentucky Bourbon	Chambord Liqueur
Woodford Reserve Double Oaked	Early Times Kentucky Whisky and Bourbon[7]
Woodford Reserve Kentucky Rye Whiskey	Pepe Lopez Tequila
Woodford Reserve Kentucky Straight Malt Whiskey	Antiguo Tequila
Woodford Reserve Kentucky Straight Wheat Whiskey[4]	Slane Irish Whiskey
Finlandia Vodkas	Coopers’ Craft Kentucky Bourbon
Korbel California Champagnes[5]	Fords Gin[8]

[1]Impact Databank, March 2020.
[2]Jack Daniel’s RTDs includes Jack Daniel’s & Cola, Jack Daniel’s & Diet Cola, Jack & Ginger, Jack Daniel’s Country Cocktails, Gentleman Jack & Cola, Jack Daniel’s Double Jack, Jack Daniel’s American Serve, Jack Daniel’s Tennessee Honey RTD, Jack Daniel’s Berry, Jack Daniel’s Cider, and Jack Daniel’s Lynchburg Lemonade.

[3]The Jack Daniel’s Single Barrel Collection includes Jack Daniel’s Single Barrel Select, Jack Daniel’s Single Barrel Barrel Proof, Jack Daniel’s Single Barrel Rye, and Jack Daniel’s Single Barrel 100 Proof.

[4]New brands launched in fiscal 2020.
[5]Korbel is not an owned brand. We sell Korbel products under contract in the United States and other select markets.
[6]Herradura Tequilas comprise all expressions of Herradura including Herradura Ultra.
[7]Entered into an agreement on June 12, 2020 to sell these brands to Sazerac Company
[8]Acquired in fiscal 2020.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Fiscal 2020 Brand Highlights” for brand performance details.
Our vision in marketing is to be the best brand-builder in the industry. We build our brands by investing in platforms that we believe create enduring connections with our consumers. These platforms cover a wide spectrum of activities, including media advertising (TV, radio, print, outdoor, and, increasingly, digital and social), consumer and trade promotions, sponsorships, and visitors’ center programs at our distilleries and our winery. We expect to grow our sales and profits by consistently delivering creative, responsible marketing programs that drive brand recognition, brand trial, brand loyalty – and, ultimately, consumer demand around the world.

Markets
We sell our products in over 170 countries around the world. The United States, our most important market, accounted for 50% of our net sales in fiscal 2020 and the other 50% were outside of the United States. The following represents the percentage of total net sales for our largest markets for the most recent three fiscal years below:
Percentage of Total Net Sales by Geographic Area

	Year ended April 30
	2018	2019	2020
United States	47%	47%	50%
United Kingdom	6%	6%	5%
Germany	5%	5%	5%
Australia	5%	5%	5%
Mexico	5%	5%	5%
Other	32%	32%	30%
TOTAL	100%	100%	100%
Note: Totals may differ due to rounding
For details about net sales in our largest markets, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Fiscal 2020 Market Highlights.” For details about our reportable segment and for additional geographic information about net sales and long-lived assets, see Note 17 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.” For details on risks related to our global operations, see “Item 1A. Risk Factors.”
Distribution Network and Customers
Our distribution network, or our “route to consumer” (RTC), varies depending on (a) the laws and regulatory framework for trade in beverage alcohol by market, (b) our assessment of a market’s long-term attractiveness and competitive dynamics, (c) the relative profitability of distribution options available to us, (d) the structure of the retail and wholesale trade in a market, and (e) our portfolio’s development stage in a market. As these factors change, we evaluate our RTC strategy and, from time to time, adapt our model.
In the United States, which generally prohibits spirits and wine manufacturers from selling their products directly to consumers, we sell our brands either to distributors or to state governments (in states that directly control alcohol sales) that then sell to retail customers and consumers.
Outside the United States, we use a variety of RTC models, which can be grouped into three categories: owned distribution, partner, and government-controlled markets. We own and operate distribution companies in Australia, Brazil, Czechia, France, Germany, Korea, Mexico, Poland, Spain, and Turkey. Effective May 1, 2020, we launched our own distribution companies in Thailand and the United Kingdom. In these owned-distribution markets, and in a large portion of the Travel Retail channel, we sell our products directly to retailers or wholesalers. In many other markets, including Russia, Japan, Italy, and South Africa, we rely on third parties to distribute our brands, generally under fixed-term distribution contracts. In Canada, we sell our products to provincial governments.
We believe that our customer relationships are good and our exposure to concentrations of credit risk is limited due to the diverse geographic areas covered by our operations and our thorough evaluation of each customer. In 2020, our two largest customers were Republic National Distributing Company and Breakthru Beverage Group, which accounted for approximately 18% and 13% of consolidated net sales, respectively. Although the loss of any large customer for an extended period of time would negatively impact our net sales and operating income, we do not anticipate this happening due to consumer demand for our products and our relationships with our customers. Collectively, these two customers distribute our brands across most of the United States. No other customer accounted for 10% or more of our consolidated net sales in 2020.
Seasonality
Holiday buying makes the fourth calendar quarter the peak season for our business. Approximately 30% of our net sales for fiscal 2018, fiscal 2019, and fiscal 2020 were in the fourth calendar quarter of each year.

Competition
Trade information indicates that we are one of the largest global suppliers of premium spirits. According to International Wine & Spirit Research (IWSR), for calendar year 2019, the ten largest global spirits companies controlled just over 20% of the total spirits sold around the world (on a volume basis). While we believe that the overall market environment offers considerable growth opportunities for us, our industry is, and will remain, highly competitive. We compete against many global, regional, and local brands in a variety of categories of beverage alcohol, but our brands compete primarily in the industry’s premium-and-higher price points. Our competitors include major global spirits and wine companies, such as Bacardi Limited, Becle S.A.B. de C.V., Beam Suntory Inc., Davide Campari-Milano S.p.A., Diageo PLC, LVMH Moët Hennessy Louis Vuitton SE, Pernod Ricard SA, and Rémy Cointreau. In addition, particularly in the United States, we compete with national companies and craft spirit brands, many of which entered the market in the last few years.
Brand recognition, brand provenance, quality of product and packaging, availability, flavor profile, and price affect consumers’ choices among competing brands in our industry. Other factors also influence consumers, including advertising, promotions, merchandising at the point of sale, expert or celebrity endorsement, social media and word of mouth, and the timing and relevance of new product introductions. Although some competitors have substantially greater resources than we do, we believe that our competitive position is strong, particularly as it relates to brand awareness, quality, availability, and relevance of new product introductions.
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
Whiskeys, certain tequilas, and certain other distilled spirits must be aged. Because we must schedule production years in advance to meet projected future demand, our inventories of these products may be larger in relation to sales and total assets than in many other businesses.
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
For details on risks related to the protection of our intellectual property, see “Item 1A. Risk Factors.” For details on our most important brands, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Fiscal 2020 Brand Highlights.”

Regulatory Environment
Federal, state, local, and foreign authorities regulate how we produce, store, transport, distribute, market, and sell our products. Some countries and local jurisdictions prohibit or restrict the marketing or sale of distilled spirits in whole or in part.
In the United States, at the federal level, the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Department of the Treasury regulates the spirits and wine industry with respect to the production, blending, bottling, labeling, advertising, sales, and transportation of beverage alcohol. Similar regulatory regimes exist at the state level and in most non-U.S. jurisdictions where we sell our products. In addition, beverage alcohol products are subject to customs duties, excise taxes, or sales taxes in many countries, including taxation at the federal, state, and local level in the United States.
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

Integrated Strategy

For 150 years, Brown-Forman and the Brown family have been committed to driving sustainable growth and preserving Brown-Forman as a thriving, family-controlled, independent company. The image on the left illustrates our purpose, “Enriching Life,” and our ambition, “Nothing Better in the Market,” surrounded by the values that have guided us for decades: integrity, respect, trust, teamwork, and excellence. In addition to these guiding principles, our success is dependent on our strategic priorities, as illustrated in the image on the right: the quality of our brands within our portfolio, our geographic diversification, the caliber of our people, and the investments we make to grow our business. Moreover, an integrated lens recognizes that many aspects of our company contribute to creating value for our shareholders over the long term, including our commitment to sustainability, responsibility, diversity and inclusion, and supporting and working to solve the health, education, and social inequities, particularly the racial divide, in the communities where we live and work.
In the face of unprecedented business conditions caused by the COVID-19 pandemic, it is important we look to our values and long-term strategy to guide us, while leveraging our agility to quickly adapt to changing business conditions. We have faced and overcome formidable challenges over the span of a century and a half: two world wars, United States Prohibition, the Great Depression, recessions, and now the COVID-19 pandemic. Navigating unpredictable economies, weather, market whims, and many more variables have simply been part of the long-term nature of our business. While the way we work has changed and our business has been affected, we continue to prioritize the health, safety, and well-being of our employees and communities and advance our brands and business despite these challenges.
For the second consecutive year, we are integrating our Corporate Responsibility and Annual Reports not only to provide a more holistic view of Brown-Forman, but also to reflect who we are and our culture. Our integrated report combines our responsibility and sustainability information alongside financial data to provide a more comprehensive view of our business results.
Portfolio
We seek to build brands responsibly and create shareholder value by delivering strong and sustainable growth, solid margins, and high returns on invested capital. Given our expectation to continue to grow in size and scale, we are focusing on building brands that can be meaningful for our company and our consumers over the longer term. One of our priorities is to grow our premium spirits portfolio organically and through innovation. Opportunistically and thoughtfully, we also consider acquisitions and partnerships that will enhance our portfolio and our capacity to deliver meaningful growth, attractive margins, and acceptable returns.
It is important to us that we pursue brand growth while actively promoting a positive drinking culture to enhance consumer experiences with our brands. We balance this work while holding steady to our commitment to market our products responsibly. Regulation of our industry is not new, and external pressure from the World Health Organization and other health bodies has grown over time. We uphold high standards of self-regulation by adhering to industry guidelines on responsible marketing and advertising. We work both independently and with industry organizations to promote alcohol responsibility, such as the

International Alliance for Responsible Drinking, the Foundation for Advancing Alcohol Responsibility (responsibility.org) in the United States, The Portman Group in the United Kingdom, DrinkWise in Australia, and FISAC in Mexico.
The Jack Daniel’s family of brands, led by Jack Daniel’s Tennessee Whiskey (JDTW), is our most valuable asset – the engine of our overall financial performance and the foundation of our leadership position in the American whiskey category.1 We strive to strengthen the brand’s leadership, and will always work to keep JDTW relevant to consumers worldwide, while pursuing the abundant opportunities to grow the Jack Daniel’s family of brands across markets, premium and above price points, channels, and consumer groups. Product innovation continues to contribute meaningfully to our performance. Different Jack Daniel’s expressions bring new consumers to the franchise, including Honey (2011), Fire (2015), Rye (2018), and our most recent launch, Jack Daniel’s Tennessee Apple (2020), which individually and collectively add great value to the Company and our consumers.
In addition to the leadership of our Jack Daniel’s family of brands, we expect strong growth around the world from our other whiskey brands, particularly Woodford Reserve and Old Forester. Woodford Reserve is the leading super-premium American whiskey globally1, surpassing one million nine-liter cases during fiscal 2020, and is poised for continued growth as interest in bourbon increases around the world. Old Forester has continued its return to prominence in the United States and in select international markets through its unparalleled taste and quality. Innovation has had a role in premiumizing both of these brands, including the success of high-end expressions, such as Woodford Double Oaked and the Old Forester Whiskey Row Series.
Outside of our American whiskey brands, our portfolio is well positioned in other high-growth categories with meaningful premium brands and a focus on accelerating our super-premium portfolio. Our tequila portfolio is led by two brands steeped in Mexican heritage, Herradura and el Jimador. Despite cyclical cost pressures resulting from the unprecedented cost of agave, we remain pleased with the growth of our tequila business in Mexico and the United States over the past decade and the long-term growth prospects of this business globally. GlenDronach, BenRiach, Glenglassaugh, and Slane are well positioned in the categories of Scotch and Irish whiskey and are expected to become meaningful contributors over the longer term. Lastly, we believe our newest acquisition in the summer of 2019, Fords Gin, provides superior access to the fast-growing premium gin category, particularly in the United States, and we look to grow this brand in key gin markets globally.
Part of building all of our brands and engaging our employees is through education, including resources and training on alcohol responsibility – what it means, how to be a good host/hostess, respecting the choice not to drink, preventing drunk/drink driving, and providing support for those in recovery. Our internal campaign, Pause, launched in the summer of 2019, seeks to elevate responsibility, raise awareness, and inspire more action from our employees. Our Chambord liqueur brand, through a partnership with the nonprofit group Alteristic, offers training to bartenders and employees on bystander intervention to help prevent sexual assault.
Geography
The United States remains our largest market, and its continued growth is important to our long-term success. We expect to foster this growth by emphasizing fast-growing spirits categories, continued product and packaging innovation, and brand building within growing consumer segments, including increasing emphasis on inclusive marketing.
Outside the United States, we continue to increase our competitiveness through improved routes to consumer, with the most recent example being the establishment of our owned distribution organizations in the United Kingdom and Thailand in May 2020. The more direct connection with customers and consumers enabled through owned distribution in markets such as Australia, France, Germany, and now the United Kingdom and Thailand is an important part of our strategic growth. In addition, we expect increasing significant contributions to our long-term future growth from emerging markets including Brazil, China, India, Mexico, Poland, Russia, and Southeast Asia.
People
As we work to increase our brands’ relevance and appeal to diverse consumer groups around the world, we believe a diversity of experiences and mindsets within our own workforce is essential. In the summer of 2019, we unveiled Many Spirits, One Brown-Forman, our Diversity & Inclusion (D&I) 2030 Strategy aimed at creating a foundation from which to build a more diverse workforce and inclusive culture. Brown-Forman’s vision for D&I is to create an environment where leveraging diversity and inclusion occurs naturally, giving us a sustainable marketplace advantage. We have set gender and race ambitions to have at least 40 percent female senior leaders globally and 25 percent people of color in the United States by 2030. We anticipate expanding this work to other elements of diversity in the future. For the tenth year in a row, we earned a perfect score in the Corporate

1IWSR, 2019 data.

Equality Index1, a national benchmarking survey and report on corporate policies and practices related to LGBTQ workplace equality administered by the Human Rights Campaign Foundation.
While we have had a long-standing commitment to cultivate a diverse and inclusive culture, we know we must be better and do better to bring about sustainable change for our Black colleagues and communities. Racism is a global problem, and there are no easy, quick, or simple solutions for the systemic challenges we face as a society. We are hopeful that recent times will be a catalyst for greater awareness, conversations, and positive actions, specifically those that explore how we live our value of respect, how we identify and eliminate bias in ourselves, and how we continue to create an inclusive environment and relationships that foster allyship. Our company leaders have re-committed to a renewed emphasis on allyship, encouraging discussions about race, allyship, and personal D&I journeys. We have publicly committed to specific actions and to making progress as individuals and a global organization, within our industry and local community, and through the influence of our brand and corporate voice2.
One of the main drivers of an inclusive culture is the continued growth and leadership of our Employee Resource Groups (ERGs), including our ninth and newest group, EAST (Embracing Asian Societies and Traditions), established in the summer of 2019. We believe ERGs are instrumental in enriching our company’s culture, and our employees experience this by supporting development and engagement of our diverse workforce, driving cultural awareness and competency across the organization, and enabling authentic engagement with our consumers. Our ERGs also create safe spaces for our employees of specific characteristics and their allies to connect with, support, and advocate for one another.
We know that this strong employee culture and our commitment to the communities where we live and work also helps foster a sense of engagement among our employees. In fact, our Employee Engagement and Enablement survey results from the fall of 2019 reaffirmed what we have long known – our employees are highly engaged, highly enabled, and highly committed to our core values of integrity, respect, trust, teamwork, and excellence. In addition to this internal affirmation, we have received numerous external accolades, including being named a “Great Place to Work” in Brazil, France, Mexico, and Spain.
Investment
One thing we have learned over a century and a half is that long-term success requires investment and a mindset of sustainability. We understand the need to invest in our brands, production facilities, distillery homeplace and visitor centers, and aging inventory. We also understand the importance of investing in our people, communities, and the environment. We recognize that climate change is a business issue with risks and opportunities. As such, we are committed to actions that will ensure the long-term health of both the planet and our business. One example of our long-term focus is our investment in renewable energy. Our wind power project, which became operational in April 2020, provides a renewable energy source that we expect will offset more than 90% of our electricity usage in the United States. This will enable us to fully achieve our greenhouse gas target, established in 2013, of cutting our absolute greenhouse gas emissions by 15% by 2023, from a 2012 baseline. In order to manage water risk, we have completed Source Vulnerability Assessments to evaluate watersheds we operate in that are considered at-risk or business critical. Following the assessments, we have begun to develop programs to address the risk. We continue to make progress toward our goal of sending zero-waste to landfill for all of our owned facilities by the end of the 2020 calendar year. By the end the 2019 calendar year, we achieved zero-waste at 14 of our owned facilities. In total, Brown-Forman facilities divert 99.7% of waste from landfill. Although our largest facilities have achieved zero-waste and thus push our total to meet our goal, we are still working to improve some facilities that have not yet achieved zero-waste. Finally, recognizing the importance of demonstrating leadership at the executive level, we also appointed a Chief Sustainability Officer role, to engage with our Board of Directors as well as the Brown-Forman / Brown Family Shareholders Committee.
We believe we are better positioned than ever to deliver exceptional products to our loyal consumers around the world. We have a highly capable and engaged workforce. We have developed brand-building capabilities by equipping our teams with the training and tools necessary to win in an increasingly data-driven digital global marketplace. In the fall of 2019, we announced that Energy BBDO would be our new global creative agency of record for the majority of our global brand portfolio, including the Jack Daniel’s family of brands, Woodford Reserve, Herradura, el Jimador, and Old Forester. This relationship is expected to bring new energy and perspective to the portfolio that we believe will enable us to make meaningful connections with consumers as we continue to build our brands.
Community Relations
In addition to the investments we make in our employees, we believe it is vital that we give back to the communities that support both our employees and our company by thoughtfully deploying our time, talent, and resources. We have been a proud

[1]Human Rights Campaign 2020 Corporate Equality Index at www.hrc.org/cei
[2]Brown-Forman Be Better, Do Better at www.brown-forman.com/be_better_do_better corporate citizen of our hometown of Louisville, Kentucky for our entire 150 year history. Our expanded focus and commitment to the neighborhood around our corporate campus, while local, meets this call to be the best neighbor we can be, an ambition we strive for wherever we operate. We made a $2 million donation to the Republic Bank Foundation YMCA in west Louisville in fiscal 2019, which seeks to expand health and wellness resources to an underserved part of our community. In response to the COVID-19 pandemic, we donated nearly $2 million to relief efforts in the United States and other locations where we work.
We also seek to expand our civic engagement into additional Brown-Forman global office locations, allowing those employees closest to the needs of their communities to decide how to invest their charitable-giving resources. We leverage our key community relations partners to stay informed of collaborative opportunities in the communities where we work and live, and to shape our charitable giving strategy to meet the essential needs of the communities that sustain us. We provide charitable donations and our employees volunteer throughout our communities, including 130 serving on nonprofit boards of directors. The Brown-Forman Foundation (the Foundation) was created in fiscal 2018 with the goal of helping fund our ongoing philanthropic endeavors. The Foundation’s earnings will provide a consistent source of revenue for charitable giving independent of our annual earnings. We work to partner with organizations that support our key focus areas: enhancing arts and cultural living, ensuring essential living standards, and empowering responsible and sustainable living.
Having a long-term-focused, committed, and engaged shareholder base, anchored by the Brown family, gives us an important strategic advantage, particularly in a business with aged products and multi-generational brands committed to corporate responsibility and our deeply held values. Recognizing the strong cash-generating capacity and the capital efficiency of our business, we will continue to pursue top-tier shareholder return through shareholder-friendly capital allocation and socially and environmentally conscious investments to fuel long-term growth.

Employees and Executive Officers
As of April 30, 2020, we employed approximately 4,800 people worldwide (approximately 2,600 in the United States), excluding individuals that work on a part-time or temporary basis. This includes approximately 14% of our U.S. employees that are represented by a union. We believe our employee relations are good.
Information About Our Executive Officers
The following persons served as executive officers as of June 19, 2020:

Name	Age	Principal Occupation and Business Experience
Lawson E. Whiting	51
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

Jane C. Morreau	61
Executive Vice President and Chief Financial Officer since 2014. Senior Vice President, Chief Production Officer, and Head of Information Technology from 2013 to 2014. Senior Vice President and Director of Financial Management, Accounting, and Technology from 2008 to 2013.

Matthew E. Hamel	60	Executive Vice President, General Counsel and Secretary since 2007.
Alejandro “Alex” Alvarez	52	Senior Vice President, Chief Production and Sustainability Officer since 2014. Vice President and General Manager for Brown-Forman Tequila Mexico Operations from 2008 to 2014.
Matias Bentel	45
Senior Vice President and Chief Brands Officer since January 2020. Senior Vice President and Managing Director of Jack Daniel’s Family of Brands from August 2018 to January 2020. Vice President and General Manager of Mexico from January 2016 to August 2018. Vice President Latin America Marketing and Chief of Staff from October 2009 to January 2016.

Kelli N. Brown	50
Senior Vice President and Chief Accounting Officer since August 2018. Vice President and Director Finance (North America Region) from 2015 to August 2018. Director NAR Division Finance (North America Region) from 2013 to 2015. Director Business Planning and Analytics (North America Region) from 2012 to 2013.

Ralph E. de Chabert	73	Senior Vice President, Chief Diversity Inclusion and Global Community Relations Officer since March 2019. Senior Vice President and Chief Diversity Officer from December 2007 to February 2019.
Kirsten M. Hawley	50
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

John V. Hayes	60
Senior Vice President, President, U.S.A. and Canada since June 2018. Senior Vice President, Chief Marketing Officer of Brown-Forman Brands from February 2015 to June 2018. Senior Vice President, Managing Director Jack Daniel’s from 2011 to 2015. Senior Vice President, Managing Director Herradura from 2007 to 2011.

Thomas Hinrichs	58
Senior Vice President, President, International Division since June 2018. Senior Vice President and President for Europe, North Asia, and ANZSEA from February 2015 to June 2018. Senior Vice President and Managing Director for Europe from 2013 to 2015. Senior Vice President and Managing Director for Greater Europe and Africa from 2006 to 2013.

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
On our website, we have posted our Code of Conduct that applies to all our directors and employees, and our Code of Ethics that applies specifically to our senior financial officers. If we amend or waive any of the provisions of our Code of Conduct or our Code of Ethics applicable to our principal executive officer, principal financial officer, or principal accounting officer that relates to any element of the definition of “code of ethics” enumerated in Item 406(b) of Regulation S-K under the Securities Act of 1934 Act, as amended, we intend to disclose these actions on our website. We have also posted on our website our Corporate Governance Guidelines and the charters of our Audit Committee, Compensation Committee, Corporate Governance and

Nominating Committee, and Executive Committee of our Board of Directors. Copies of these materials are also available free of charge by writing to our Secretary, 850 Dixie Highway, Louisville, Kentucky 40210 or emailing Secretary@b-f.com.
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
Our business faces various risks related to health epidemics and pandemics, including the COVID-19 pandemic and similar outbreaks, which could materially and adversely affect our business, our operations, our cash flows, and our financial results.
Our business, operations, cash flows, and financial results could be negatively impacted by health epidemics, pandemics, and similar outbreaks. The COVID-19 pandemic could have negative impacts, such as (i) a global or U.S. recession or other economic crisis; (ii) credit and capital markets volatility (and access to these markets, including by our suppliers and customers); (iii) significant volatility in demand for our products, including our premium and super-premium products; (iv) changes in accessibility to our products due to illness, quarantines, “stay at home” orders, travel restrictions, retail, restaurant, bar, and hotel closures, social distancing requirements, and other government action; (v) changes in behavior and preferences, including trading down to lower-priced products; and (vi) disruptions in our manufacturing operations, or in our distribution and supply chain. Furthermore, we have been impacted in markets where, in connection with other government actions taken to slow the spread of the COVID-19 pandemic, liquor sales have been restricted or banned outright such as in the state of Pennsylvania in the United States, and in South Africa, India, and other Asian countries. In addition, we may incur increased costs and otherwise be negatively affected if a significant portion of our workforce (or the workforces within our distribution or supply chain) is unable to work or work effectively, including because of illness, unavailability of personal protective equipment, quarantines, “stay at home” orders, social distancing requirements, other government action, facility closures, or other restrictions.
The impact of the COVID-19 pandemic depends on factors beyond our knowledge or control, including the duration and severity of the outbreak and actions taken to contain its spread and mitigate the public health effects and its short- and long-term impacts on the economy, unemployment, consumer confidence, and the financial health of our distributors, customers, and suppliers. At this time, we cannot predict with certainty the impact of the COVID-19 pandemic on our business or our future financial or operational results; however, the impact could be material over time. For further discussion on the impact of the COVID-19 pandemic on our business and financial results, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Significant Developments - COVID-19.”
Our global business is subject to commercial, political, and financial risks.
Our products are sold in more than 170 countries; accordingly, we are subject to risks associated with doing business globally, including commercial, political, and financial risks. In addition, we are subject to potential business disruption caused by military conflicts; potentially unstable governments or legal systems; civil or political upheaval or unrest; local labor policies and conditions; possible expropriation, nationalization, or confiscation of assets; problems with repatriation of foreign earnings; economic or trade sanctions; closure of markets to imports; anti-American sentiment; terrorism or other types of violence in or outside the United States; and health pandemics (such as COVID-19). If shipments of our products - particularly Jack Daniel’s Tennessee Whiskey - to our global markets were to experience significant disruption due to these risks or for other reasons, it could have a material adverse effect on our financial results.
For example, in 2018, the United States imposed tariffs on steel and aluminum. In response, a number of countries imposed retaliatory tariffs on U.S. imports, including on our American whiskey products. Such retaliatory tariffs, which remain in place, have negatively affected our results of operations through lower net sales and higher cost of sales. Any further deterioration of economic relations between the United States and other countries or any increase in tariffs, custom duties or other restrictions or barriers on imports and exports could result in the limited availability of our products and prompt consumers to seek alternative products or in an increase in the price of our products and to the extent that we absorb the costs of tariffs, result in lower net sales or higher costs of sales. For example, the European Union plans the doubling of current retaliatory tariffs by June 2021 if there is no resolution of the economic relations with the United States. Furthermore, uncertainty related to the future of the European Union may affect our business and financial performance in Europe. On January 31, 2020, the United Kingdom left the European Union (Brexit), and, until a trade deal between the United Kingdom and the European Union is finalized, we face economic and political uncertainty related to the negotiation of any such successor trading arrangement as well as volatility in exchange rates, risk to supply chains across the European Union, restrictions on the mobility of employees and consumers, or changes to customs duties, tariffs, or industry specific requirements and regulations. In addition, any new trade barriers, sanctions, tariffs, or any retaliatory measures in response to the foregoing could materially and adversely affect our operations. Our success will depend, in part, on our ability to overcome the challenges we encounter with respect to these risks and other factors affecting U.S. companies with global operations.
A failure to comply with anti-corruption laws, trade sanctions and restrictions, or similar laws or regulations may have a material adverse effect on our business and financial results.
We are a global company that markets and sells our products in over 170 countries. Some of the countries where we do business have a higher risk of corruption than others. While we are committed to doing business in accordance with applicable anti-corruption laws, trade sanctions and restrictions, and other similar laws and regulations, along with our Code of Conduct, Code of Ethics for Senior Financial Officers, and our other policies, we remain subject to the risk that an employee, or one of our many business partners, may take action determined to be in violation of international trade, money laundering, anti-corruption, or other laws, sanctions, or regulations, including the U.S. Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act 2010, or equivalent local laws. Because the COVID-19 pandemic has so negatively impacted local economies, government intervention in local economies and businesses has increased, which in turn can create elevated risk and opportunity for corruption. Any determination that our operations or activities are not in compliance with applicable laws or regulations, particularly those related to anti-corruption and international trade, could result in investigations, interruption of business, loss of business partner relationships, suspension or termination of licenses and permits (our own or those of our partners), imposition of fines, legal or equitable sanctions, negative publicity, and management distraction. Further, our continued compliance with applicable anti-corruption or other laws or regulations, our Code of Conduct, Code of Ethics for Senior Financial Officers, and our other policies could result in higher operating costs.
Fluctuations in foreign currency exchange rates relative to the U.S. dollar could have a material adverse effect on our financial results.
The more we expand our business globally, the more foreign currency exchange rate fluctuations relative to the U.S. dollar influence our financial results. In many markets outside the United States, we sell our products and pay for some goods, services, and talent primarily in local currencies. Because our foreign currency revenues exceed our foreign currency expense, we have a net exposure to changes in the value of the U.S. dollar relative to those currencies. Over time, our reported financial results will be hurt by a stronger U.S. dollar and improved by a weaker one. We do not attempt to hedge all of our foreign currency exposure. We attempt to hedge a portion of our foreign currency exposure through the use of foreign currency derivatives or other means; however, even in those cases, we may not succeed in fully eliminating our foreign currency exposure. For details on how foreign exchange affects our business, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk - Foreign currency exchange rate risk.”
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
Unfavorable global or regional economic conditions could adversely affect our business and financial results. In particular, a significant deterioration in economic conditions, due to the COVID-19 pandemic or otherwise, including economic slowdowns or recessions, increased unemployment levels, inflationary pressures and/or disruptions to credit and capital markets, could lead to decreased consumer confidence and consumer spending more generally, thus reducing consumer demand for our products. Unfavorable economic conditions could also cause governments to increase taxes on beverage alcohol to attempt to raise revenue, reducing consumers’ willingness to make discretionary purchases of beverage alcohol products or pay for premium brands such as ours. In unfavorable economic conditions, such as those reflected in the current unprecedented levels of unemployment in the United States, consumers may make more value-driven and price-sensitive purchasing choices and drink more at home rather than at restaurants, bars, and hotels, which tend to favor many of our premium and super-premium products, which negatively impacts our operating margins.
Unfavorable economic conditions could also adversely affect our suppliers, distributors, and retailers, who in turn could experience cash flow problems, more costly or unavailable financing, credit defaults, and other financial hardships. For example, due to the COVID-19 pandemic and its resulting economic impact, we have received requests for credit extensions from some of our distributors as the financial health of such distributors may have been negatively impacted. This could lead to distributor or retailer destocking, disruption in raw material supply, increase in bad debt expense, or cause us to increase the levels of unsecured credit that we provide to customers. Other potential negative consequences to our business from unfavorable economic conditions include higher interest rates, an increase in the rate of inflation, deflation, exchange rate fluctuations, credit or capital market instability, or lower returns on pension assets or lower discount rates for pension obligations (possibly requiring higher contributions to our pension plans). For additional details on the effects of COVID-19 on our operations and financial results, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Significant Developments - COVID-19.”. For details on the effects of changes in the value of our benefit plan obligations and assets on our financial results, see Note 9 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”
Tax increases and changes in tax rules could adversely affect our financial results.
Our business is sensitive to changes in both direct and indirect taxes. As a multinational company based in the United States, we are more exposed to the impact of U.S. tax changes than most of our major competitors, especially those that affect the effective corporate income tax rate.
New tax rules, accounting standards, or pronouncements, and changes in interpretation of existing rules, standards, or pronouncements could also have a material adverse effect on our business and financial results. This includes potential changes in tax rules or the interpretation of tax rules arising out of the Base Erosion & Profit Shifting project initiated by the Organization for Economic Co-operation and Development, as well as changes in the interpretation of tax rules arising out of the European Union State Aid investigations.
Our business operations are also subject to numerous duties or taxes that are not based on income, sometimes referred to as “indirect taxes.” These indirect taxes include excise taxes, sales or value-added taxes, property taxes, payroll taxes, import and export duties, and tariffs. Increases in or the imposition of new indirect taxes on our operations or products would increase the cost of our products or, to the extent levied directly on consumers, make our products less affordable, which could negatively affect our financial results by reducing purchases of our products and encouraging consumers to switch to lower-priced or lower-taxed product categories. As governmental entities look for increased sources of revenue, they may increase taxes on beverage alcohol products. In fiscal 2020, we have observed excise tax increases in Australia, Poland, and Czech Republic.
Our business performance is substantially dependent upon the continued health of the Jack Daniel’s family of brands.
The Jack Daniel’s family of brands is the primary driver of our revenue and growth. Jack Daniel’s is an iconic global trademark with a loyal consumer fan base, and we invest much effort and many resources to protect and preserve the brand’s reputation for authenticity, craftsmanship, and quality. A brand’s reputational value is based in large part on consumer perceptions, and even an isolated incident that causes harm - particularly one resulting in widespread negative publicity - could adversely influence these perceptions and erode consumer trust and confidence in the brand. Significant damage to the brand equity of Jack Daniel’s would adversely affect our business. Given the importance of Jack Daniel’s to our overall success, a significant or sustained decline in volume or selling price of our Jack Daniel’s products, as a result of negative publicity or otherwise, would have a negative effect on our financial results. Additionally, should we not be successful in our efforts to maintain or increase the relevance of the Jack Daniel’s brand to current and future consumers, our business and operating results could suffer. For details on the importance of the Jack Daniel’s family of brands to our business, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Fiscal 2020 Brand Highlights.”
Changes in consumer preferences and purchases, any decline in the social acceptability of our products, or governmental adoption of policies disadvantageous to beverage alcohol could negatively affect our business results.
We are a branded consumer products company in a highly competitive market, and our success depends substantially on our continued ability to offer consumers appealing, high-quality products. Consumer preferences and purchases may shift, often in unpredictable ways, due to several factors, including health and wellness trends; changes in economic conditions, demographic, and social trends; public health policies and initiatives; changes in government regulation of beverage alcohol products; concerns or regulations related to product safety; legalization of marijuana use on a more widespread basis within the United States, Canada, or elsewhere; and changes in trends related to travel, leisure, dining, gifting, entertaining, and beverage consumption trends. Consumers may begin to shift their consumption and purchases of our premium and super-premium products, more commonly found in on-premise establishments, in favor of off-premise purchases or away from alcoholic beverages entirely. This includes consumption at home as a result of various factors, including shifts in social trends, proliferation of smoking bans, and stricter laws relating to driving while under the influence of alcohol, as well as shifts to purchases of our products to e-commerce retailers. These shifts in consumption and purchasing channels, which could adversely impact our profitability, have accelerated during the COVID-19 pandemic and the resulting quarantines, “stay at home” orders, travel restrictions, retail, restaurant, bar, and hotel closures, social distancing requirements, and other government action. Consumers also may begin to prefer the products of competitors or may generally reduce their demand for brands produced by larger companies. Over the past several years, the number of small, local distilleries in the United States has grown significantly. This is being driven by a trend of consumers showing increasing interest in locally produced, regionally sourced products. As more brands enter the market, increased competition could negatively affect demand for our premium and super-premium American whiskey brands, including Jack Daniel’s. In addition, we could experience unfavorable business results if we fail to attract consumers from diverse backgrounds and ethnicities in all markets where we sell our products. To continue to succeed, we must anticipate or react effectively to shifts in demographics, consumer behavior, consumer preferences, drinking tastes, and drinking occasions.
Our long-term plans call for the continued growth of the Jack Daniel’s family of brands. In particular, we plan to expand sales of Jack Daniel’s Tennessee Apple internationally. If these plans do not succeed, or if we otherwise fail to develop or implement effective business, portfolio, and brand strategies, our growth, business, or financial results could suffer. More broadly, if consumers shift away from spirits (particularly brown spirits such as American whiskey and bourbon), our premium-priced brands, or our RTD products, our financial results could be adversely affected.
We believe that new products, line extensions, label and bottle changes, product reformulations, and similar product innovations by both our competitors and us will compete increasingly for consumer drinking occasions. Product innovation, particularly for our core brands, such as our launch of Jack Daniel’s Tennessee Apple, is a significant element of our growth strategy; however, there can be no assurance that we will continue to develop and implement successful line extensions, packaging, formulation or flavor changes, or new products. Unsuccessful implementation or short-lived popularity of our product innovations could result in inventory write-offs and other costs, reduction in profits from one year to the next, and also could damage consumers’ perception of the brand family. Our inability to attract consumers to our product innovations relative to our competitors’ products - especially over time - could negatively affect our growth, business, and financial results.
Our ability to market and sell our products depends heavily on societal attitudes toward drinking and governmental policies that both flow from and affect those attitudes. In recent years, increased social and political attention has been directed at the beverage alcohol industry. For example, there remains continued attention focused largely on public health concerns related to alcohol abuse, including drunk driving, underage drinking, and the negative health impacts of the abuse and misuse of beverage alcohol. While most people who drink enjoy alcoholic beverages in moderation, it is commonly known and well reported that excessive levels or inappropriate patterns of drinking can lead to increased risk of a range of health conditions and, for certain people, can result in alcohol dependence. Some academics, public health officials, and critics of the alcohol industry in the United States, Europe, and other parts of the world continue to seek governmental measures to make beverage alcohol more expensive, less available, or more difficult to advertise and promote. If future scientific research indicates more widespread serious health risks associated with alcohol consumption - particularly with moderate consumption - or if for any reason the social acceptability of beverage alcohol declines significantly, sales of our products could decrease.
Production facility disruption could adversely affect our business.
Some of our largest brands, including Jack Daniel’s, Finlandia Vodka, and our tequilas, are distilled at single locations. A catastrophic event causing physical damage, disruption, or failure at any one of our major distillation or bottling facilities, including facilities that support the production of our premium brands such as Woodford Reserve and Old Forester, could adversely affect our business. Further, because whiskeys and some tequilas are aged for various periods, we maintain a substantial inventory of aged and maturing products in warehouses at a number of different sites. The loss of a substantial amount of aged inventory - through fire, other natural or man-made disaster, contamination, or otherwise - could significantly reduce the supply of the affected product or products. A consequence of any of these or other supply or supply chain disruptions, including the temporary inability to produce our products due to the closure or lower production levels at one or more of our major distillation or bottling facilities, or at our suppliers as a result of COVID-19, could prevent us from meeting consumer demand for the affected products for a period of time in the near-term as well as in the long-term due to the nature of our aged products. In addition, insurance proceeds may be insufficient to cover the replacement value of our inventory of maturing products and other assets if they were to be lost. Disaster recovery plans may not prevent business disruption, and reconstruction of any damaged facilities could require a significant amount of time.

The inherent uncertainty in supply/demand forecasting could adversely affect our business, particularly with respect to our aged products.
There is an inherent risk of forecasting imprecision in determining the quantity of aged and maturing products to produce and hold in inventory in a given year for future sale. The forecasting strategies we use to balance product supply with fluctuations in consumer demand may not be effective for particular years or products. For example, in addition to our American, Canadian, and Irish whiskeys and some tequilas, which are aged for various periods, our Scotch whisky brands and distilleries including The GlenDronach, BenRiach, and Glenglassaugh require long-term maturation on average of 12 years with limited releases of 30 years or more, making forecasts of demand for such products in future periods subject to significant uncertainty. Factors that affect our ability to forecast accurately include changes in business strategy, market demand, consumer preferences, macroeconomic conditions, introductions of competing products, and other changes in market conditions such as the COVID-19 pandemic and its resulting economic impacts. Any forecasting error could lead to our inability to meet the objectives of our business strategy, failure to meet future demand, or a future surplus of inventory and consequent write-down in value of raw materials or finished goods. If we are unable to accurately forecast demand for our products or efficiently manage inventory, this may have a material adverse effect on our business and financial results. Further, we cannot be certain that we will be successful in using various levers, such as pricing changes, to create the desired balance of available supply and consumer demand for particular years or products. As a consequence, we may be unable to meet consumer demand for the affected products for a period of time. Furthermore, not having our products in the market on a consistent basis may adversely affect our brand equity and future sales.
Higher costs or unavailability of materials could adversely affect our financial results, as could our inability to obtain certain finished goods or to sell used materials.
Our products use materials and ingredients that we purchase from suppliers. Our ability to make and sell our products depends upon the availability of the raw materials, product ingredients, finished products, wood, glass and PET bottles, cans, bottle closures, packaging, and other materials used to produce and package them. Without sufficient quantities of one or more key materials, our business and financial results could suffer. For instance, only a few glass producers make bottles on a scale sufficient for our requirements, and a single producer supplies most of our glass requirements. In addition, if we were to experience a disruption in the supply of American white oak logs to produce the new charred oak barrels in which we age our whiskeys, our production capabilities would be compromised. If any of our key suppliers were no longer able to meet our timing, quality, or capacity requirements, ceased doing business with us, or significantly raised prices, and we could not promptly develop alternative cost-effective sources of supply or production, our operations and financial results could suffer. For example, in connection with the COVID-19 pandemic, disruptions in our manufacturing operations or in our distribution or supply chain, such as with our neutral spirits supplier in France for our Jack Daniel’s flavored whiskies, due to illness, quarantines, “stay at home” orders, social distancing requirements, and other government actions could adversely affect our ability to manufacture our products.
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
Various jurisdictions have adopted or may seek to adopt significant additional product labeling or warning requirements or limitations on the availability of our products relating to the content or perceived adverse health consequences of some of our products. Several such labeling regulations or laws require warnings on any product with substances that the jurisdiction lists as potentially associated with cancer or birth defects. Our products already raise health and safety concerns for some regulators, and heightened requirements could be imposed. If additional or more severe requirements of this type are imposed on one or more of our major products under current or future health, environmental, or other laws or regulations, they could inhibit sales of such products. Further, we cannot predict whether our products will become subject to increased rules and regulations, which, if enacted, could increase our costs or adversely impact sales. For example, advocacy groups in Australia and the United Kingdom have called for the consideration of requiring the sale of alcohol in plain packaging with more comprehensive health warnings in an effort to change drinking habits in those countries. These studies could result in additional governmental regulations concerning the production, marketing, labeling, or availability of our products, any of which could damage our reputation, make our premium brands unrecognizable, or reduce demand of our products, which could adversely affect our profitability.
We face substantial competition in our industry, including many new entrants into spirits; and consolidation among beverage alcohol producers, wholesalers, and retailers, or changes to our route-to-consumer model, could hinder the marketing, sale, or distribution of our products.
We use different business models to market and distribute our products in different countries around the world. In the United States, we sell our products either to distributors for resale to retail outlets or e-commerce retailers or, in those states that control alcohol sales, to state governments who then sell them to retail customers and consumers. In our non-U.S. markets, we use a variety of route-to-consumer models - including, in many markets, reliance on others to market and sell our products. Consolidation among spirits producers, distributors, wholesalers, suppliers, or retailers and the increased growth and popularity of the e-commerce retail environment across the consumer product goods market, which has accelerated during the COVID-19 pandemic and the resulting quarantines, “stay at home” orders, travel restrictions, retail store closures, social distancing requirements, and other government action, could create a more challenging competitive landscape for our products. Consolidation at any level could hinder the distribution and sale of our products as a result of reduced attention and resources allocated to our brands both during and after transition periods, because our brands might represent a smaller portion of the new business portfolio. Furthermore, consolidation of distributors may lead to the erosion of margins as newly consolidated distributors take down prices. Changes in distributors’ strategies, including a reduction in the number of brands they carry, the allocation of shelf space for our competitors’ brands, or private label products, may adversely affect our growth, business, financial results, and market share. Expansion into new product categories by other suppliers, or innovation by new entrants into the market, could increase competition in our product categories.
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
Our competitors may respond to industry and economic conditions more rapidly or effectively than we do. Other suppliers, as well as wholesalers and retailers of our brands, offer products that compete directly with ours for shelf space, promotional displays, and consumer purchases. Pricing (including price promotions, discounting, couponing, and free goods), marketing, new product introductions, entry into our distribution networks, and other competitive behavior by other suppliers, and by wholesalers and traditional and e-commerce retailers, could adversely affect our growth, business, and financial results. While we seek to take advantage of the efficiencies and opportunities that large retail customers can offer, they often seek lower pricing and purchase volume flexibility, offer competing private label products, and represent a large number of other competing products. If the buying power of these large retail customers continues to increase, it could negatively affect our financial results.
We might not succeed in our strategies for acquisitions and dispositions.
From time to time, we acquire or invest in additional brands or businesses. We expect to continue to seek acquisition and investment opportunities that we believe will increase long-term shareholder value, but we may not be able to find and purchase brands or businesses at acceptable prices and terms. Acquisitions involve risks and uncertainties, including potential difficulties integrating acquired brands and personnel; the possible loss of key customers or employees most knowledgeable about the acquired business; implementing and maintaining consistent U.S. public company standards, controls, procedures, policies, and information systems; exposure to unknown liabilities; business disruption; and management distraction. Acquisitions, investments, or joint ventures could also lead us to incur additional debt and related interest expenses, issue additional shares, and result in a reduction in our earnings per share and a decrease on our average invested capital. We could incur future restructuring charges or record impairment losses on the value of goodwill or other intangible assets resulting from previous acquisitions, which may also negatively affect our financial results.
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
Many global spirits brands, including some of our brands, experience problems with product counterfeiting and other forms of trademark infringement. We combat counterfeiting by working with other companies in the spirits industry through our membership in the Alliance Against Counterfeit Spirits (AACS) and with brand owners in other industries via our membership in React, an anti-counterfeiting network organization. While we believe AACS and React are effective organizations, they are not active in every market, and their efforts are subject to obtaining the cooperation of local authorities and courts in the markets where they are active. Despite the efforts of AACS, React, and our own teams, lower-quality and counterfeit products that could be harmful to consumers could reach the market and adversely affect our intellectual property rights, brand equity, corporate reputation, and financial results. In addition, the industry as a whole could suffer negative effects related to the manufacture, sale, and consumption of illegally produced beverage alcohol. In connection with the COVID-19 pandemic and its resulting economic impacts, government actions and interventions in local economies and businesses may create an elevated risk and opportunity for counterfeiting.
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
Increased IT security threats and more sophisticated cybercrimes and cyberattacks pose a potential risk to the security and availability of our IT systems, networks, and services, including those that are managed, hosted, provided, or used by third parties, as well as the confidentiality, availability, and integrity of our data and the data of our customers, consumers, employees, and others. If the IT systems, networks, or service providers we rely upon fail to function properly, or if we suffer a loss or disclosure of our business strategy or other sensitive information, due to any number of causes, ranging from catastrophic events to power outages to security breaches to usage errors by employees and other security issues, we may suffer interruptions in our ability to manage operations and reputational, competitive, or business harm, which may adversely affect our business operations or financial results. In addition, such events could result in unauthorized disclosure of material confidential information, and we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us or to our partners, our employees, customers, suppliers, or consumers. In any of these events, we could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and IT systems, which could require a significant amount of time. As a result of the COVID-19 pandemic, a greater number of our employees are working remotely, which may further increase our vulnerability to the cyber risks described above.
In the ordinary course of our business, we receive, process, transmit, and store information relating to identifiable individuals (personal data), primarily employees and former employees, but also relating to customers and consumers. As a result, we are subject to various U.S. federal and state and foreign laws and regulations relating to personal data. These laws have been subject to frequent changes, and new legislation in this area may be enacted in other jurisdictions at any time, such as, for example, the California Consumer Protection Act which took effect on January 1, 2020. In the European Union, the General Data Protection Regulation (GDPR) became effective in May 2018, for all member states and has extraterritorial effect. The GDPR includes operational requirements for companies receiving or processing personal data of European Union residents that are partially different from those that had previously been in place and includes significant penalties for noncompliance. The changes introduced by the GDPR, as well as any other changes to existing personal data protection laws and the introduction of such laws in other jurisdictions, have subjected and may continue in the future to subject us to, among other things, additional costs and expenses and have required and may in the future require costly changes to our business practices and security systems, policies, procedures, and practices. Improper disclosure of personal data in violation of the GDPR and/or of other personal data protection laws could harm our reputation, cause loss of consumer confidence, subject us to government enforcement actions (including fines), or result in private litigation against us, which could result in loss of revenue, increased costs, liability for monetary damages, fines and/or criminal prosecution, all of which could negatively affect our business and operating results.
Negative publicity could affect our business performance.

Unfavorable publicity, whether accurate or not, related to our industry or to us or our products, brands, marketing, executive leadership, employees, board of directors, family stockholders, operations, business performance, or prospects could negatively affect our corporate reputation, stock price, ability to attract and retain high-quality talent, or the performance of our business.

Adverse publicity or negative commentary on social media outlets, whether valid or not, particularly any that go “viral,” could cause consumers to react by avoiding our brands or choosing brands offered by our competitors, which could materially negatively affect our financial results.
Our failure to attract or retain key executive or diverse employee talent could adversely affect our business.
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
A majority of our voting stock is controlled by members of the Brown family, and, collectively, they have the ability to control the outcome of stockholder votes, including the election of all of our directors and the approval or rejection of any merger, change of control, or other significant corporate transactions. We believe that having a long-term-focused, committed, and engaged stockholder base provides us with an important strategic advantage, particularly in a business with aged products and multi-generational brands. This advantage could be eroded or lost, however, should Brown family members cease, collectively, to be controlling stockholders of the Company.
We believe that it is in the interests of all stockholders that we remain independent and family-controlled, and we believe the Brown family stockholders share these interests. Thus, our common stock dual-class share structure, as it has existed since 1959, is perpetual, and we do not have a sunset provision in our Restated Certificate of Incorporation or By-laws that provides for the eventual reclassification of the non-voting common stock to voting common stock. However, the Brown family’s interests may not always be aligned with other stockholders’ interests. By exercising their control, the Brown family could cause the Company to take actions that are at odds with the investment goals or interests of institutional, short-term, non-voting, or other non-controlling investors, or that have a negative effect on our stock price. Further, because the Brown family controls the majority of our voting stock, Brown-Forman might be a less attractive takeover target, which could adversely affect the market price of both our voting and our non-voting common stock. And the difference in voting rights for our common stock could also adversely and disproportionately affect the value of our Class B non-voting common stock to the extent that investors view, or any potential future purchaser of our Company views, the superior voting rights and control represented by the Class A common stock to have value.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our company-owned production facilities include distilleries, a winery, bottling plants, warehousing operations, sawmills, cooperages, visitors’ centers, and retail shops. We also have agreements with other parties for contract production in Australia, Belgium, Brazil, China, Estonia, Finland, Ireland, Latvia, Mexico, the Netherlands, South Africa, the United Kingdom, and the United States.
In addition to our company-owned production locations and our corporate offices in Louisville, Kentucky, we lease office space for use in our sales, marketing, and administrative operations in the United States and in over 40 other cities around the globe. The lease terms expire at various dates and are generally renewable.
Significant Properties

Location	Principal Activities	Notes

United States:
Louisville, Kentucky	Corporate offices	Includes several renovated historic structures
	Distilling, bottling, warehousing	Home of Old Forester
Visitors’ center
	Cooperage	Brown-Forman Cooperage
Lynchburg, Tennessee	Distilling, bottling, warehousing	Home of Jack Daniel’s
Visitors’ center
Woodford County, Kentucky	Distilling, bottling, warehousing	Home of Woodford Reserve
Visitors’ center
Windsor, California	Vineyards, winery, bottling, warehousing	Home of Sonoma-Cutrer
Visitors’ center
Trinity, Alabama	Cooperage	Jack Daniel Cooperage
Clifton, Tennessee	Stave and heading mill
Stevenson, Alabama	Stave and heading mill
Spencer, Indiana	Stave and heading mill
Jackson, Ohio	Stave and heading mill	Land is leased from a third party

International:
Collingwood, Canada[1]	Distilling, warehousing	Home of Canadian Mist[1]
Cour-Cheverny, France	Distilling, bottling, warehousing	Home of Chambord
Amatitán, Mexico	Distilling, bottling, warehousing	Home of our tequila brands
Visitors’ center
Slane, Ireland	Distilling	Home of Slane Irish Whiskey
Visitors’ center
Aberdeenshire, Scotland	Distilling, warehousing	Home of Glendronach
Visitors’ center
Morayshire, Scotland	Distilling, warehousing	Home of BenRiach
Visitors’ center
Newbridge, Scotland	Bottling
Portsoy, Scotland	Distilling, warehousing	Home of Glenglassaugh
Visitors’ center

[1]Entered into an agreement on June 12, 2020 to sell this brand and its property to Sazerac Company.
We believe that our facilities are in good condition and are adequate for our business.
Item 3. Legal Proceedings
We operate in a litigious environment and we are sued in the normal course of business. We do not anticipate that any pending suits will have, individually or in the aggregate, a material adverse effect on our financial position, results of operations, or liquidity.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our Class A and Class B common stock is traded on the New York Stock Exchange under the symbols “BFA” and “BFB,” respectively. As of May 31, 2020, there were 2,552 holders of record of Class A common stock and 5,127 holders of record of Class B common stock. Because of overlapping ownership between classes, as of May 31, 2020, we had only 5,270 distinct common stockholders of record.
Equity Compensation Plan Information
The following table summarizes information as of April 30, 2020, about our equity compensation plans under which we have made grants of stock options, stock appreciation rights, restricted stock, market value units, performance units, or other equity awards.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights[1]	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights[2]	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by Class A common stockholders	2,438,446	$38.19	13,513,565
1Includes 1,903,124 Class B common shares to be issued upon exercise of stock-settled stock appreciation rights (SSARs); 132,877 Class B performance-based restricted stock units (PBRSUs); 156,274 Class A PBRSUs; 169,838 Class A common deferred stock units (DSUs); and 76,333 Class B common DSUs issued under the Brown-Forman 2004 or 2013 Omnibus Compensation Plans. SSARs are exercisable for an amount of our common stock with a value equal to the increase in the fair market value of the common stock from the date the SSARs were granted. The fair market value of our common stock at fiscal year-end has been used for the purposes of reporting the number of shares to be issued upon exercise of the 4,929,581 SSARs outstanding at fiscal year-end.
2RSUs and DSUs have no exercise price because their value depends on continued employment or service over time, and are to be settled for shares of Class B common stock. Accordingly, these have been disregarded for purposes of computing the weighted-average exercise price.

Stock Performance Graph
The graph below compares the cumulative total shareholder return of our Class B common stock for the last five fiscal years with the Standard & Poor’s 500 Index, the Dow Jones U.S. Consumer Goods Index, and the Dow Jones U.S. Food & Beverage Index. The information presented assumes an initial investment of $100 on April 30, 2015, and that all dividends were reinvested. The graph shows the value that each of these investments would have had on April 30 in the years since 2015.

Item 6. Selected Financial Data
This selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the accompanying Notes contained in “Item 8. Financial Statements and Supplementary Data.”

	(Dollars in millions, except per share amounts)
	2016	2017	2018	2019	2020
For Year Ended April 30:
Sales	$4,011	$3,857	$4,201	$4,276	$4,306
Excise taxes	$922	$863	$953	$952	$943
Net sales	$3,089	$2,994	$3,248	$3,324	$3,363
Gross profit	$2,144	$2,021	$2,202	$2,166	$2,127
Operating income	$1,556	$1,010	$1,048	$1,144	$1,091
Net income	$1,067	$669	$717	$835	$827
Weighted average shares (in millions) used to calculate earnings per share
– Basic	507.4	484.6	480.3	479.0	477.8
– Diluted	510.7	488.1	484.2	482.1	480.4
Earnings per share from continuing operations
– Basic	$2.10	$1.38	$1.49	$1.74	$1.73
– Diluted	$2.09	$1.37	$1.48	$1.73	$1.72
Gross margin	69.4%	67.5%	67.8%	65.2%	63.2%
Operating margin	50.4%	33.8%	32.3%	34.4%	32.4%
Effective tax rate	28.3%	28.3%	26.6%	19.8%	18.0%
Average invested capital	$3,221	$3,591	$3,832	$4,125	$4,387
Return on average invested capital	34.1%	19.8%	20.0%	22.0%	20.4%
Cash provided by operations	$545	$656	$653	$800	$724
Cash dividends declared per common share	$0.5240	$0.5640	$1.6080	$0.6480	$0.6806
Dividend payout ratio	25.0%	40.9%	107.8%	37.2%	39.3%
As of April 30:
Total assets	$4,183	$4,625	$4,976	$5,139	$5,766
Long-term debt	$1,230	$1,689	$2,341	$2,290	$2,269
Total debt	$1,501	$2,149	$2,556	$2,440	$2,602

Notes:

1.	Includes the results of Southern Comfort and Tuaca, both of which were sold in March 2016 at a gain of $485 million (pre-tax). Includes the results of BenRiach since its acquisition in June 2016.
2.	Weighted average shares, earnings per share, and cash dividends declared per common share have been adjusted for a 2-for-1 stock split in August 2016 and a 5-for-4 stock split in February 2018.
3.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Presentation Basis – Non-GAAP Financial Measures” for details on our use of “return on average invested capital,” including how we calculate this measure and why we think this information is useful to readers.

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
Our MD&A is organized as follows:

Table of Contents
Page
Presentation basis. This MD&A reflects the basis of presentation described in Note 1 “Accounting Policies” to the Consolidated Financial Statements. In addition, we define statistical and non-GAAP financial measures that we believe help readers understand our results of operations and the trends affecting our business.	27
Significant developments. We discuss developments during the most recent two fiscal years. Please read this section in conjunction with “Item 1. Business,” which provides a general description of our business and strategy.	30
Executive summary. We discuss (a) fiscal 2020 highlights and (b) our outlook for fiscal 2021, including the trends, developments, and uncertainties that we expect to affect our business.	32
Results of operations. We discuss (a) fiscal 2020 results for our largest markets, (b) fiscal 2020 results for our largest brands, and (c) the causes of year-over-year changes in our statements of operations line items, including transactions and other items that affect the comparability of our results, for fiscal years 2020 and 2019.	34
Liquidity and capital resources. We discuss (a) the causes of year-over-year changes in cash flows from operating activities, investing activities, and financing activities; (b) recent and expected future capital expenditures; (c) dividends and share repurchases; and (d) our liquidity position, including capital resources available to us.	41
Off-balance sheet arrangements.	42
Long-term obligations.	43
Critical accounting policies and estimates. We discuss the critical accounting policies and estimates that require significant management judgment.	43
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
“Underlying change” in measures of statements of operations. We present changes in certain measures, or line items, of the statements of operations that are adjusted to an “underlying” basis. We use “underlying change” for the following measures of the statements of operations: (a) underlying net sales; (b) underlying cost of sales; (c) underlying gross profit; (d) underlying advertising expenses; (e) underlying selling, general, and administrative (SG&A) expenses; (f) underlying other expense (income) net; (g) underlying operating expenses1; and (h) underlying operating income. To calculate these measures, we adjust, as applicable, for (a) acquisitions and divestitures, (b) foreign exchange, (c) estimated net changes in distributor inventories, and (d) a non-cash write-down of the Chambord brand name. We explain these adjustments below.

•
“Acquisitions and divestitures.” This adjustment removes (a) any non-recurring effects related to our acquisitions and divestitures (e.g., transaction gains or losses, transaction costs, and integration costs), and (b) the effects of operating activity related to acquired and divested brands for periods not comparable year over year (non-comparable periods). Excluding non-comparable periods allows us to include the effects of acquired and divested brands only to the extent that results are comparable year over year.

On July 3, 2019, we acquired 100% of the voting interests in The 86 Company, which owns Fords Gin, for $22 million in cash. This adjustment removes (a) transaction and integration costs related to the acquisition and (b) operating activity for the acquired business for the non-comparable period, which is fiscal 2020 activity for The 86 Company. We believe that these adjustments allow for us to better understand our underlying results on a comparable basis. See Note 12 to the Consolidated Financial Statements for details.

1Operating expenses include advertising expense, SG&A expense, and other expense (income), net.

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

•
“Chambord impairment.” During the fourth quarter of fiscal 2020, we recognized a non-cash impairment charge of $13 million for our Chambord brand name. See “Critical Accounting Policies and Estimates” below and Note 4 to the Consolidated Financial Statements for details.

We use the non-GAAP measures “underlying change” to: (a) understand our performance from period to period on a consistent basis; (b) compare our performance to that of our competitors; (c) calculate components of management incentive compensation; (d) plan and forecast; and (e) communicate our financial performance to the board of directors, stockholders, and investment community. We provide reconciliations of the “underlying change” in certain line items of the statements of operations to their nearest GAAP measures in the tables under “Results of Operations - Year-Over-Year Comparisons.” We have consistently applied the adjustments within our reconciliations in arriving at each non-GAAP measure.
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
Geographic Aggregations.
In “Results of Operations - Fiscal 2020 Market Highlights,” we provide supplemental information for our largest markets ranked by percentage of total fiscal 2020 net sales. In addition to markets listed by country name, we include the following aggregations:

•
“Developed International” markets are “advanced economies” as defined by the IMF, excluding the United States. Our largest developed international markets are the United Kingdom, Germany, Australia, France, Japan, and Canada. This aggregation represents our net sales of branded products to these markets.

•
“Emerging” markets are “emerging and developing economies” as defined by the IMF. Our largest emerging markets are Mexico, Poland, and Russia. This aggregation represents our net sales of branded products to these markets.

•	“Travel Retail” represents our net sales of branded products to global duty-free customers, other travel retail customers, and the U.S. military, regardless of customer location.

•	“Non-branded and bulk” includes our net sales of used barrels, bulk whiskey and wine, and contract bottling, regardless of customer location.
Brand Aggregations.
In “Results of Operations - Fiscal 2020 Brand Highlights,” we provide supplemental information for our largest brands ranked by percentage of total fiscal 2020 net sales. In addition to brands listed by name, we include the following aggregations:

•
“Whiskey” includes all whiskey spirits and whiskey-based flavored liqueurs, ready-to-drink (RTD), and ready-to-pour products (RTP). The brands included in this category are the Jack Daniel’s family of brands, the Woodford Reserve family of brands (Woodford Reserve), Canadian Mist, GlenDronach, BenRiach, Glenglassaugh, the Old Forester family of brands (Old Forester), Early Times, Slane Irish Whiskey, and Coopers’ Craft.

•	“American whiskey” includes the Jack Daniel’s family of brands, premium bourbons (defined below), super-premium American whiskey (defined below), and Early Times.

•
“Jack Daniel’s family of brands” includes Jack Daniel’s Tennessee Whiskey (JDTW), Jack Daniel’s RTD and RTP products (JD RTD/RTP), Jack Daniel’s Tennessee Honey (JDTH), Gentleman Jack, Jack Daniel’s Tennessee Fire (JDTF), Jack Daniel’s Tennessee Apple (JDTA), Jack Daniel’s Single Barrel Collection (JDSB), Jack Daniel’s Tennessee Rye Whiskey (JDTR), Jack Daniel’s Sinatra Select, Jack Daniel’s No. 27 Gold Tennessee Whiskey, and Jack Daniel’s Bottled-in-Bond.

•
“Jack Daniel’s RTD and RTP” products include all RTD line extensions of Jack Daniel’s, such as Jack Daniel’s & Cola, Jack Daniel’s Country Cocktails, Jack Daniel’s & Diet Cola, Jack & Ginger, Jack Daniel’s Double Jack, Gentleman Jack & Cola, Jack Daniel’s Lynchburg Lemonade, Jack Daniel’s American Serve, Jack Daniel’s Tennessee Honey RTD, Jack Daniel’s Berry, Jack Daniel’s Cider, and the seasonal Jack Daniel’s Winter Jack RTP.

•	“Premium bourbons” includes Woodford Reserve, Old Forester, and Coopers’ Craft.

•	“Super-premium American whiskey” includes Woodford Reserve, Gentleman Jack, JDSB, JDTR, Jack Daniel’s Sinatra Select, and Jack Daniel’s No. 27 Gold Tennessee Whiskey.

•	“Tequila” includes el Jimador, the Herradura family of brands (Herradura), New Mix, Pepe Lopez, and Antiguo.

•	“Wine” includes Korbel Champagnes and Sonoma-Cutrer wines.

•	“Vodka” includes Finlandia.

•	“Non-branded and bulk” includes our net sales of used barrels, bulk whiskey and wine, and contract bottling, regardless of customer location.
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

•
“Consumer takeaway.” When discussing trends in the market, we refer to consumer takeaway, a term commonly used in the beverage alcohol industry that refers to the purchase of product by consumers from retail outlets as measured by volume or retail sales value. This information is provided by third parties, such as Nielsen and the National Alcohol Beverage Control Association (NABCA). Our estimates of market share or changes in market share are derived from consumer takeaway data using the retail sales value metric. We believe consumer takeaway is a leading indicator of how consumer demand is trending.

Significant Developments
Below we discuss the significant developments in our business during fiscal 2019 and fiscal 2020. These developments relate to the COVID-19 pandemic (COVID-19), tariffs, innovation, acquisitions and divestitures, and capital deployment.
COVID-19
COVID-19 negatively affected our results beginning in the fourth quarter of fiscal 2020. Year-to-date underlying net sales for the nine months ended January 31, 2020, grew in the low single digits and were adversely affected by COVID-19 during the fourth quarter of fiscal 2020. This was largely reflected in both on-premise (representing nearly 20% of our business) and Travel Retail channels essentially coming to a halt in March and April. Solid off-premise gains across some of our developed markets, which reflected an increase in at-home consumption, pantry loading, and strong growth in the e-premise channel only partially offset the on-premise and Travel Retail declines. While the financial impact of COVID-19 on our results is difficult to measure, it has had an unfavorable impact on our operating income and business operations. We discuss the estimated effect of COVID-19 on our results where relevant below.
Despite the negative effects of COVID-19 on our results in the fourth quarter and the full year, we ended the fiscal year in a strong financial position, and we believe that our capacity to generate solid operating cash flow remains sound, allowing us to navigate this crisis as circumstances evolve. Additionally, we have no current or impending shareholder distributions beyond regular dividends and no maturities of long-term debt until our fiscal 2023. See “Liquidity and Capital Resources” below for details.
Tariffs
Tariffs negatively affected our results beginning in the second quarter of fiscal 2019, and are expected to continue to have a negative impact on our results as long as tariffs are in place. While our results for fiscal 2020 were negatively affected by tariffs as described below, the year-over-year impact began to ease during the third quarter of fiscal 2020.

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
Innovation

•	Jack Daniel’s family of brands. Innovation within the Jack Daniel’s family of brands has contributed to our growth over the last two years as described below.

◦	In fiscal 2019, we expanded JDTR to several additional markets including France, Travel Retail, Germany, and Poland, and we launched Jack Daniel’s Bottled-in-Bond exclusively in Travel Retail.

◦	In fiscal 2020, we launched Jack Daniel’s Tennessee Apple, which was introduced in the United States in the fall of 2019 and a few select international markets in the spring of 2020.

•	Other American whiskeys. We continue to capitalize on consumers’ interest in premium-plus whiskey with our wide range of brands, including Woodford Reserve and Old Forester.

◦	We introduced Woodford Reserve Straight Malt and Woodford Reserve Straight Wheat in fiscal 2019 and fiscal 2020, respectively.

◦	In fiscal 2019, we introduced Old Forester’s first new grain recipe with the launch of Old Forester Rye.
Acquisitions and Divestitures

•	On July 3, 2019, we acquired 100% of the voting interests in The 86 Company, which owns Fords Gin, for $22 million in cash.

Capital Deployment

•
Beyond the acquisition described above, we have focused our capital deployment initiatives on (a) enabling the expected future growth of our existing businesses through investments in our production capacity, barrel whiskey inventory, and brand-building efforts; and (b) returning cash to our stockholders.

•	Investments. During fiscal 2019 and fiscal 2020, our capital expenditures totaled approximately $230 million and focused on enabling the growth of our premium whiskey brands:

◦	Jack Daniel’s. We expanded our shipping warehouse facility and built two additional warehouses.

◦	Woodford Reserve. We built two additional new warehouses, to support the brand’s strong growth.

◦	Old Forester. We opened the Old Forester Distillery and visitors’ center on Main Street in Louisville, Kentucky, in the summer of 2018.

◦	Slane Irish Whiskey. We opened a new distillery in the summer of 2018.

◦	Brown-Forman Cooperage. We invested in the modernization of our cooperage.

•
Cash returned to stockholders. During fiscal 2019 and fiscal 2020, we returned $0.8 billion to our stockholders through $0.6 billion in regular quarterly dividends, and $0.2 billion in share repurchases.

Executive Summary
Fiscal 2020 Highlights

•
We delivered reported net sales of $3.4 billion, an increase of 1% compared to fiscal 2019. Excluding the negative effect of foreign exchange and an estimated net increase in distributor inventories, underlying net sales were flat. Growth of our premium bourbon brands, the launch of JDTA, and JD RTDs was offset by declines of JDTW and Finlandia. From a geographic perspective, the United States was the largest contributor to our underlying net sales. Declines in Travel Retail, developed international, and emerging markets offset this growth. COVID-19 had a negative impact on our results from both a brand and geographic perspective.

•
We delivered reported operating income of $1.1 billion, a decrease of 5% compared to fiscal 2019. Excluding an estimated net increase in distributor inventories and the Chambord impairment, underlying operating income declined 6% reflecting higher input and tariff-related costs (defined above) along with an increase in SG&A expense.

•
We delivered diluted earnings per share of $1.72, a decrease of 1% compared to fiscal 2019, as a reduction in reported operating income was only partially offset by a lower effective tax rate and a decline in non-operating postretirement expense.

•	Our return on average invested capital decreased to 20.4% in fiscal 2020, compared to 22.0% in fiscal 2019. This decrease was driven by higher average invested capital.
Summary of Operating Performance Fiscal 2019 and Fiscal 2020

			2019 vs. 2020
Fiscal year ended April 30	2019	2020	Reported Change		Underlying Change[1]

Net sales	$3,324	$3,363	1%		—%
Cost of sales	1,158	1,236	7%		7%
Gross profit	2,166	2,127	(2%)		(3%)
Advertising	396	383	(3%)		(2%)
SG&A	641	642	—%		1%
Operating income	$1,144	$1,091	(5%)		(6%)

Total operating expenses[2]	$1,022	$1,036	1%		—%

As a percentage of net sales[3]
Gross profit	65.2%	63.2%	(2.0	pp)
Operating income	34.4%	32.4%	(2.0	pp)

Interest expense, net	$80	$77	(4%)
Effective tax rate	19.8%	18.0%	(1.8	pp)
Diluted earnings per share	$1.73	$1.72	(1%)
Return on average invested capital[4]	22.0%	20.4%	(1.6	pp)

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
Fiscal 2021 Outlook
Since the COVID-19 pandemic began, we have taken a “People First” approach to this crisis, taking numerous measures ensuring the health and safety of our employees. We face substantial uncertainty related to the evolving COVID-19 pandemic and its effect on the global economy. We currently expect no material impact on our ability to make, ship, market, and sell our brands to our consumers. Our total number of employees has remained essentially unchanged (since COVID-19), and at this time we expect this to continue as we leverage our people resources by reallocating them toward the off-premise channel and the rapidly growing e-premise channel.
We have increased our focus on the management of our uses of cash, such as reducing spend behind on-premise and global travel retail activities as well as discretionary spend (including hiring and travel freezes), and deferring certain capital expenditures and re-prioritizing where necessary, while continuing to invest behind the business where appropriate.
Further, as COVID-19 and its effect on the global economy continues to evolve, we will continue to closely monitor key developments in our markets, including (a) the stage of recovery, (b) industry and consumer behavior, (c) macroeconomic conditions, and (d) the timing, likelihood, severity, and restrictions associated with any future waves of COVID-19.
As a result of these uncertainties, we are not able to provide quantitative guidance for fiscal 2021 at this time. From a qualitative perspective, we believe that the Travel Retail channel will not recover in fiscal 2021, the on-premise channel recovery will depend on a variety of factors, and emerging markets will likely be slower to recover.
We currently believe that with a strong balance sheet, solid cash flows, and ample liquidity, we will fund ongoing investments in the business and pay regular dividends. See “Liquidity and Capital Resources” below for details.

Results of Operations
Fiscal 2020 Market Highlights
The following table shows net sales results for our ten largest markets, summarized by geographic area, for fiscal 2020 compared to fiscal 2019. We discuss the most significant changes in net sales for each market below the table.
Top 10 Markets

		Net Sales % Change vs. 2019
Geographic area[1]	% of Fiscal 2020 Net Sales	Reported	Foreign Exchange	Estimated Net Chg in Distributor Inventories	Underlying[2]
United States	50%	8%	—%	(3%)	5%
Developed International	27%	(2%)	1%	(1%)	(1%)
United Kingdom	5%	(10%)	2%	—%	(8%)
Germany	5%	8%	(1%)	—%	7%
Australia	5%	(5%)	4%	—%	(1%)
France	4%	(1%)	—%	—%	(1%)
Japan	1%	17%	(2%)	(14%)	1%
Canada	1%	8%	—%	(8%)	—%
Rest of Developed International	5%	(5%)	1%	1%	(2%)
Emerging	17%	(4%)	1%	1%	(1%)
Mexico	5%	(7%)	—%	—%	(7%)
Poland	3%	(1%)	3%	—%	2%
Russia	2%	6%	5%	(3%)	8%
Rest of Emerging	8%	(5%)	1%	2%	(1%)
Travel Retail	4%	(11%)	1%	1%	(10%)
Non-branded and bulk	2%	(30%)	—%	—%	(29%)
Total	100%	1%	1%	(2%)	—%
Note: Results may differ due to rounding

1See “Definitions” above for definitions of market aggregations presented here.
2See “Non-GAAP Financial Measures” above for details on our use of “underlying change” in net sales, including how we calculate this measure and why we believe this information is useful to readers.

Net sales in all of the markets discussed below were adversely affected by COVID-19 during the fourth quarter of fiscal 2020. See “Significant Developments - COVID-19” above for more information around the impact of COVID-19 on our results.

•
The United States, our most important market, represented 50% of our reported net sales, which grew 8% in fiscal 2020. Underlying net sales increased 5% after adjusting for an estimated net increase in distributor inventories (as a result of distributors building their inventory levels in April 2020 due to the uncertainty around potential supply chain disruptions resulting from COVID-19). Underlying net sales were adversely affected by COVID-19 during the fourth quarter largely due to the closures in the on-premise channel. The underlying net sales gains for the fiscal year were driven by (a) our premium bourbons, led by Woodford Reserve and Old Forester, supported by strong consumer takeaway trends; and (b) the launch of JDTA. This growth was partially offset by declines of JDTW, as lower net pricing partly offset an increase in volumes.

•
Developed International markets represented 27% of our reported net sales, which declined 2% in fiscal 2020. Underlying net sales decreased 1%, after adjusting for the negative effect of foreign exchange and an estimated net increase in distributor inventories. Year-to-date underlying net sales for the nine months ended January 31, 2020, grew in the low single digits and were adversely affected by COVID-19 during the fourth quarter of fiscal 2020 largely due to the closures in the on-premise channel. The full-year underlying net sales declines were driven by the United Kingdom, partially offset by growth in Germany.

◦
The United Kingdom’s underlying net sales decline was primarily driven by a planned reduction in promotional activities for JDTW, which resulted in lower volumes and an unfavorable channel and size mix. COVID-19 had a further adverse effect on results primarily due to the closures in the on-premise channel.

◦
Germany’s underlying net sales growth was fueled by continued volumetric gains of JD RTDs. COVID-19 had an adverse effect on JDTW primarily due to the closures in the on-premise channel, while JD RTDs continued their strong growth in the fourth quarter.

◦
Australia’s underlying net sales decline was driven by lower volumes of JD RTDs and JDTW, partially offset by the volumetric growth of our super-premium American whiskey portfolio. COVID-19 had an adverse effect on results primarily due to the closures in the on-premise channel as underlying net sales declined in the fourth quarter.

◦
France’s underlying net sales decline was driven by lower volumes and prices of JDTW, partially offset by the volumetric growth of JDTH along with the launch of JD RTDs. COVID-19 had an adverse effect on results primarily due to the closures in the on-premise channel in the fourth quarter.

◦	Japan’s underlying net sales growth was driven by higher volumes of Early Times.

◦	Canada’s underlying net sales were flat as favorable price/mix was offset by lower volumes. COVID-19 had an adverse effect on results in the fourth quarter.

◦
Underlying net sales in the Rest of Developed International decreased primarily due to lower JDTW volumes in Spain, a heavily on-premise market, as COVID-19 had an adverse effect on results primarily due to the closures in this channel.

•
Emerging markets represented 17% of our reported net sales and declined 4% in fiscal 2020. Underlying net sales decreased 1% after adjusting for the negative effect of foreign exchange and an estimated net decrease in distributor inventories. Year-to-date underlying net sales for the nine months ended January 31, 2020, grew in the mid-single digits and were adversely affected by COVID-19 during the fourth quarter of fiscal 2020, which drove our underlying net sales down for the fiscal year. The full-year underlying net sales declines were led by Mexico, partially offset by growth in Turkey, Russia, and China.

◦
Mexico’s underlying net sales declines were driven by lower volumes of New Mix, el Jimador, and JDTW, partially offset by higher pricing of el Jimador. These declines partly reflect the recessionary economy, and were further negatively impacted by COVID-19 in the fourth quarter.

◦
Poland’s underlying net sales growth was driven by the volumetric growth of the Jack Daniel’s family of brands led by JDTW, Gentleman Jack, and JDTH, partially offset by lower volumes and net prices of Finlandia. Tough comparisons to the fourth quarter of fiscal 2019 along with the adverse effects of COVID-19 negatively impacted full-year growth.

◦	Russia’s underlying net sales growth was driven by higher volumes of JDTW supported by strong consumer demand. COVID-19 had an adverse effect on results in the fourth quarter.

◦
Underlying net sales in the Rest of Emerging decreased as declines of JDTW in sub-Saharan Africa, Romania, and Chile were partially offset by growth for the brand in Turkey and China. COVID-19 had an adverse effect on results in these markets.

•
Travel Retail represented 4% of our reported net sales and declined 11% in fiscal 2020. Underlying net sales decreased 10% after adjusting for the negative effect of foreign exchange and an estimated net decrease in distributor inventories. Year-to-date underlying net sales for the nine months ended January 31, 2020, declined in the low single digits and were significantly adversely affected by COVID-19 during the fourth quarter of fiscal 2020 largely reflecting the unprecedented implementation of travel bans and other restrictions. The full-year underlying net sales decline was driven by lower volumes of JDTW and Finlandia, partially offset by the volumetric growth of Woodford Reserve.

•
Non-branded and bulk represented 2% of our reported net sales and declined 30% in fiscal 2020. Underlying net sales decreased 29% after adjusting for the negative effect of foreign exchange. Declines were driven by lower volumes and prices for used barrels along with a decrease in bulk whiskey sales.

Fiscal 2020 Brand Highlights
The following table highlights the worldwide results of our largest brands for fiscal 2020 compared to fiscal 2019. We discuss results of the brands most affecting our performance below the table.
Major Brands

	Volumes	Net Sales % Change vs. 2019
Product category / brand family / brand[1]	9L Depletions[1]	Reported	Acquisitions & Divestitures	Foreign Exchange	Estimated Net Chg in Distributor Inventories	Underlying[2]
Whiskey	2%	3%	—%	1%	(2%)	2%
Jack Daniel’s family of brands	2%	1%	—%	1%	(2%)	—%
JDTW	(3%)	(3%)	—%	1%	(2%)	(4%)
JD RTD/RTP	4%	6%	—%	2%	(1%)	7%
JDTH	6%	3%	—%	1%	1%	5%
Gentleman Jack	7%	5%	—%	—%	1%	7%
JDTF	(1%)	(4%)	—%	1%	1%	(3%)
Other Jack Daniel’s whiskey brands	73%	58%	—%	1%	(17%)	41%
Woodford Reserve	20%	23%	—%	—%	(4%)	19%
Tequila	(7%)	5%	—%	—%	(2%)	2%
el Jimador	(3%)	8%	—%	—%	(3%)	5%
Herradura	1%	11%	—%	(1%)	(4%)	7%
Wine	(1%)	—%	—%	—%	—%	(1%)
Vodka (Finlandia)	(9%)	(13%)	—%	1%	1%	(12%)
Rest of Portfolio	1%	1%	(5%)	3%	(2%)	(3%)
Non-branded and bulk	NA	(30%)	—%	—%	—%	(29%)
Note: Results may differ due to rounding

1See “Definitions” above for definitions of brand aggregations and volume measures presented here.
2See “Non-GAAP Financial Measures” above for details on our use of “underlying change” in net sales, including how we calculate this measure and why we believe this information is useful to readers.

Net sales for all of the brands discussed below were adversely affected by COVID-19 during the fourth quarter of fiscal 2020. See “Significant Developments - COVID-19” above for more information around the impact of COVID-19 on our results.

•
Whiskey brands grew volumes 2% in fiscal 2020. Reported net sales grew 3%, while underlying net sales increased 2% after adjusting for the negative effect of foreign exchange and an estimated net increase in distributor inventories. The underlying net sales gain was driven by Woodford Reserve, the launch of JDTA, and JD RTDs, partially offset by JDTW declines.

◦
The Jack Daniel’s family of brands had flat underlying net sales as (a) the launch of JDTA, (b) growth of JD RTDs in Germany and the United States, and (c) broad-based geographic gains of JDTH were offset by broad-based declines of JDTW as COVID-19 had an adverse effect on results primarily due to on-premise and Travel Retail channels essentially coming to a halt in March and April.

•
JDTW generates a significant percentage of our total net sales and is our top priority. The brand is the largest in the world priced over $25 per 750 ml per bottle[1] and the world’s fourth-largest premium spirits brand measured by volume.[2] During calendar 2019, JDTW grew volume for the 28th consecutive year[1] and, among the top five premium spirits brands on the list, was the only one to grow volume in each of the past five years[2] – an achievement that underscores our belief in the brand’s sustainable appeal and long-term growth potential. Despite these accomplishments, the brand has experienced a number of challenges, including retaliatory tariffs, primarily in Europe, and the negative impact of COVID-19 across many of our major markets in the fourth quarter. Underlying net sales declines of JDTW were broad based, led by decreases in the United Kingdom, the United States, Travel Retail, and France. These declines were partially offset by growth in Turkey and Russia.

1IWSR, 2019 data.
[2]Based on industry statistics published by Impact Databank, a well-known U.S. trade publication, in March 2020

•	JD RTD/RTP increased underlying net sales with volumetric gains in Germany and the United States.

•
Since its introduction in late fiscal 2011, JDTH has contributed significantly to our net sales growth. JDTH is the second-largest selling flavored whiskey[1] and remains one of the top 25 largest brands in the world priced over $25 per 750 ml bottle.[2] Despite the adverse affect of COVID-19 in the fourth quarter, underlying net sales gains for the brand were broad-based, reflecting higher volumes, particularly in the United States and France.

•	Gentleman Jack increased underlying net sales with broad-based volumetric growth led by the United States, Poland, and Germany.

•
JDTF has been one of the top five largest selling flavored whiskeys since 2015.[2] Underlying net sales declines were driven by lower volumes and unfavorable price/mix in the United States and lower volumes in the on-premise and Travel Retail channels as COVID-19 had an adverse effect on results in the fourth quarter.

•	The increase in underlying net sales for our Other Jack Daniel’s whiskey brands was fueled by the launch of JDTA in the United States in the fall of 2019.

◦
Woodford Reserve is the leading super-premium American whiskey globally[2], and is poised for continued growth as interest in bourbon continues to increase around the world. The brand was once again selected as an Impact “Hot Brand.”[1] The United States is by far the brand’s most important market and was responsible for most of its growth during fiscal 2020. However, the brand continued its momentum outside the United States, growing volumes 16%, led by the United Kingdom and Travel Retail. We plan to continue devoting substantial resources to Woodford Reserve to support its growth potential with sustained advertising, including our Kentucky Derby sponsorship, and ongoing capital investments.

•
Tequila volumes declined 7% in fiscal 2020, while reported net sales increased 5% and underlying net sales grew 2% after adjusting for an estimated net increase in distributor inventories. These results were negatively affected by the recessionary economy in Mexico and the fourth-quarter effect of COVID-19.

◦
el Jimador remains one of the top ten largest selling tequilas measured by volume.[2] Underlying net sales growth reflects higher volumes in the United States, where consumer takeaway trends remained strong, partially offset by lower volumes in Mexico.

◦
Herradura’s underlying net sales growth was driven by increased volumes, higher prices, and favorable product mix in the United States. We remain focused on developing Herradura in this important market (which we believe has considerable potential for growth), strengthening our position in Mexico, and continuing to build our presence in higher-value tequila markets throughout the world.

•
Wine volumes declined 1% in fiscal 2020, while reported net sales were flat and underlying net sales declined 1% after adjusting for an estimated net increase in distributor inventories. The decrease in underlying net sales was driven by lower volumes in the United States as COVID-19 had an adverse effect on results in the fourth quarter.

•
Finlandia volumes fell 9% in fiscal 2020, while reported net sales decreased 13% and underlying net sales declined 12% after adjusting for the negative effect of foreign exchange and an estimated net decrease in distributor inventories. The decrease in underlying net sales was driven by lower volumes and net prices in Poland, along with lower volumes in Travel Retail as COVID-19 had an adverse effect on results in the fourth quarter.

•
Rest of Portfolio volumes increased 1%, while reported net sales increased 1% and underlying net sales declined 3% after adjusting for (a) the effect of our acquisition of Fords Gin, (b) the negative effect of foreign exchange, and (c) an estimated net increase in distributor inventories. The decrease in underlying net sales was driven by lower volumes of Chambord in the United Kingdom as COVID-19 had a further adverse effect on results in the fourth quarter.

•
Non-branded and bulk reported net sales declined 30%, while underlying net sales decreased 29% after adjusting for the negative effect of foreign exchange. Declines were driven by lower volumes and prices for used barrels along with a decrease in bulk whiskey sales.

[1]Impact Databank published the Impact’s “Hot Brands - Spirits” list in March 2020.
2IWSR, 2019 data.

Year-Over-Year Comparisons
Commentary below compares fiscal 2020 to fiscal 2019 results. A comparison of fiscal 2019 to fiscal 2018 results may be found in “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended April 30, 2019.
COVID-19 adversely affected our results during the fourth quarter of fiscal 2020. See “Significant Developments - COVID-19” above for more information around the impact of COVID-19 on our results.
Net Sales

Percentage change versus the prior fiscal year ended April 30	2020
Change in reported net sales	1%
Foreign exchange	1%
Estimated net change in distributor inventories	(2%)
Change in underlying net sales	—%

Change in underlying net sales attributed to:
Volume	(1%)
Net price/mix	1%
Note: Results may differ due to rounding
Net sales of $3.4 billion increased 1%, or $39 million, in fiscal 2020 compared to fiscal 2019. Underlying net sales were flat after adjusting reported results for an estimated net increase in distributor inventories (primarily as a result of distributors in the United States building their inventory levels in April 2020 due to the uncertainty around potential supply chain disruptions resulting from COVID-19) and the negative effect of foreign exchange. Flat underlying net sales comprised 1% volume decline, which was offset by 1% price/mix. Volume declines were led by JDTW, Finlandia, and our tequila brands, partially offset by the launch of JDTA along with higher volumes of Woodford Reserve and JDTH. Price/mix was driven by (a) faster growth from our higher-priced brands (Woodford Reserve and the Jack Daniel’s family of brands) and declines of our lower-priced brands (Finlandia) and (b) higher pricing on tequilas. This price/mix benefit was partially offset by lower net pricing of JDTW. See “Results of Operations - Fiscal 2020 Market Highlights and Fiscal 2020 Brand Highlights” above for details on the factors contributing to the change in underlying net sales for fiscal 2020, including the impact of COVID-19.
Cost of Sales

Percentage change versus the prior fiscal year ended April 30	2020
Change in reported cost of sales	7%
Foreign exchange	1%
Estimated net change in distributor inventories	(1%)
Change in underlying cost of sales	7%

Change in underlying cost of sales attributed to:
Volume	(1%)
Cost/mix	7%
Note: Results may differ due to rounding
Cost of sales of $1.2 billion increased $78 million, or 7%, in fiscal 2020 compared to fiscal 2019. Underlying cost of sales also grew 7% after adjusting reported costs for the positive effect of foreign exchange and an estimated net increase in distributor inventories. The increase in underlying cost of sales was driven by higher input costs of agave and wood along with tariff-related costs. We estimate that over one-third of the increase in underlying cost of sales was due to tariff-related costs.

Gross Profit

Percentage change versus the prior fiscal year ended April 30	2020
Change in reported gross profit	(2%)
Estimated net change in distributor inventories	(2%)
Change in underlying gross profit	(3%)
Note: Results may differ due to rounding
Gross Margin

Fiscal year ended April 30	2020
Prior year gross margin	65.2%
Price/mix	0.4%
Cost	(1.5%)
Tariffs[1]	(0.9%)
Change in gross margin	(2.0%)
Current year gross margin	63.2%
Note: Results may differ due to rounding

1“Tariffs” include the combined effect of tariff-related costs, whether arising as a reduction of net sales or as an increase in cost of sales. See “Significant Developments - Tariffs” for details.
Gross profit of $2.1 billion decreased $39 million, or 2%, in fiscal 2020 compared to fiscal 2019. Underlying gross profit declined 3% after adjusting reported results for an estimated net increase in distributor inventories. Gross margin decreased to 63.2% in fiscal 2020, down 2.0 percentage points from 65.2% in fiscal 2019. The decrease in gross margin was driven by higher input costs and tariff-related costs.
Operating Expenses

Percentage change versus the prior year period ended April 30
2020	Reported	Acquisitions & Divestitures	Chambord Impairment	Foreign Exchange	Underlying
Advertising	(3%)	—%	—%	1%	(2%)
SG&A	—%	(1%)	—%	2%	1%
Total operating expenses[1]	1%	—%	(1%)	—%	—%
Note: Results may differ due to rounding

1Operating expenses include advertising expense, SG&A expense, and other expense (income), net.
Operating expenses totaled $1.0 billion and increased $14 million, or 1%, in fiscal 2020 compared to fiscal 2019. Underlying operating expenses were flat after adjusting for the effect of the Chambord impairment.

•
Reported advertising expenses declined 3% in fiscal 2020 compared to fiscal 2019, while underlying advertising expenses decreased 2% after adjusting for the positive effect of foreign exchange. The decrease in underlying advertising expense was driven by the reduction in spending behind on-premise channel activities and various events and sponsorships that were canceled in the fourth quarter of fiscal 2020 due to COVID-19.

•
Reported SG&A expenses were flat in fiscal 2020 compared to fiscal 2019, while underlying SG&A increased 1% after adjusting for the positive effect of foreign exchange and the effect of our acquisition of Fords Gin. The increase in underlying SG&A was driven by higher personnel costs.

Operating Income

Percentage change versus the prior fiscal year ended April 30	2020
Change in reported operating income	(5%)
Chambord Impairment	1%
Estimated net change in distributor inventories	(3%)
Change in underlying operating income	(6%)
Note: Results may differ due to rounding
Operating income was $1.1 billion in fiscal 2020, a decrease of $53 million, or 5%, compared to fiscal 2019. Underlying operating income declined 6% after adjusting for an estimated net increase in distributor inventories and the effect of the Chambord impairment. Operating margin declined 2.0 percentage points to 32.4% in fiscal 2020 from 34.4% in fiscal 2019. COVID-19 had an adverse effect on our fourth quarter and full-year results as discussed above.
Interest expense (net) decreased $3 million, or 4%, in fiscal 2020 compared to fiscal 2019, due to a lower average short-term debt balance and a lower interest rate on our short-term borrowings.
Our effective tax rate for fiscal 2020 was 18.0% compared to 19.8% in fiscal 2019. The decrease in our effective tax rate was driven by increased excess tax benefits related to stock-based compensation and increased benefits from foreign derived sales. See Note 11 to the Consolidated Financial Statements for details.
Diluted earnings per share were $1.72 in fiscal 2020, down 1% from $1.73 in fiscal 2019 as a reduction in reported operating income was only partially offset by a lower effective tax rate and a decline in non-operating postretirement expense.

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
Cash Flow Summary

(Dollars in millions)	2019	2020
Operating activities	$800	$724
Investing activities:
Acquisition of business	—	(22)
Additions to property, plant, and equipment	(119)	(113)
Other	—	(6)
	(119)	(141)
Financing activities:
Net change in short-term borrowings	(71)	178
Acquisition of treasury stock	(207)	(1)
Dividends paid	(310)	(325)
Other	(11)	(43)
	(599)	(191)
Foreign exchange effect on cash and cash equivalents	(14)	(24)
Net increase in cash and cash equivalents	$68	$368
Cash and cash equivalents increased $368 million in fiscal 2020, compared to an increase of $68 million in fiscal 2019. Cash provided by operations of $724 million was down $76 million from fiscal 2019, reflecting a larger increase in working capital and lower earnings.
Cash used for investing activities was $141 million during fiscal 2020, compared to $119 million for the prior year. The $22 million increase reflects our acquisition of The 86 Company in July 2019.
Cash used for financing activities was $191 million during fiscal 2020, compared to $599 million for fiscal 2019. The $408 million decline largely reflects a $249 million increase in net proceeds from short-term borrowings and a $206 million decrease in share repurchases, partially offset by a $32 million increase in payments for shares withheld from employees to satisfy their withholding tax obligations on stock-based awards, and a $15 million increase in dividend payments.
The impact on cash and cash equivalents as a result of exchange rate changes was a decrease of $24 million for fiscal 2020, compared to a decrease of $14 million in the prior fiscal year.
A discussion of our cash flows for fiscal 2019 compared to fiscal 2018 may be found in “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended April 30, 2019.
Sources of Liquidity
We generate strong cash flow from operations, which enables us to meet current obligations, fund capital expenditures, pay growing regular dividends, and return cash to our shareholders from time to time through share repurchases and special dividends. Our investment-grade credit ratings (A1 by Moody’s and A- by Standard & Poor’s) provide us with financial flexibility when accessing global credit markets and allow us to reserve adequate debt capacity for investment opportunities and unforeseen events.
The ongoing COVID-19 crisis has adversely affected our operations and our financial results. To ensure uninterrupted business operations and to preserve adequate liquidity during these uncertain times, we have (a) managed our operating expenses closely and limited discretionary spending, (b) re-prioritized capital projects where prudent, and (c) actively managed our working capital, including availing ourselves of certain tax deferral programs as permitted under various government relief efforts. To support our business partners, we have extended additional credit to some of our customers who were most directly affected by the crisis. We continue to monitor closely the impact of the pandemic on our customers’ solvency and our ability to collect from them.

Our cash flow from operations is supplemented by our cash and cash equivalent balances, as well as access to other liquidity sources. Cash and cash equivalents were $307 million at April 30, 2019, and $675 million at April 30, 2020.
As of April 30, 2020, approximately 46% of our cash and cash equivalents were held by our foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We continue to evaluate our future cash deployment and may decide to repatriate additional cash held by our foreign subsidiaries, which may require us to provide for and pay additional taxes.
We have an $800 million commercial paper program that we regularly use to fund our short-term operational needs. In the second half of March 2020, as the COVID-19 crisis fueled widespread economic uncertainty, the commercial paper market was disrupted. Despite the heightened volatility, we sustained our access to short-term funding in the commercial paper market and expect to continue to be able to do so in the future. The outstanding commercial paper balances, interest rates, and maturities during the periods ended April 30, 2019 and 2020, are presented below.

(Amounts in millions)	April 30,		Fiscal Year Average
	2019	2020	2019	2020
Commercial paper outstanding	$150	$333	$421	$251
Interest rate	2.60%	1.29%	2.33%	2.14%
Average days to maturity	18	73	31	35
Our commercial paper program is supported by available commitments under our currently undrawn $800 million bank credit facility that expires in November 2023. Although unlikely, continued disruption in global financial markets could impair the ability of one or more participating banks to fund its commitments under our credit facility.
As announced on May 21, 2020, our Board of Directors declared a regular quarterly cash dividend of $0.1743 per share on our Class A and Class B common stock. Stockholders of record on June 8, 2020, will receive the dividend on July 1, 2020.
While we expect to meet our short-term liquidity needs largely through cash generated from operations and borrowings under our commercial paper program, a sustained market deterioration resulting in continued declines in net sales and profit could require us to evaluate alternative sources of liquidity. Despite recent disruptions, the debt capital markets are accessible sources of long-term financing that we believe could meet any additional liquidity needs.
We believe our current liquidity position, supplemented by our ability to generate positive cash flows from operations in the future, and our ample debt capacity enabled by our strong short-term and long-term credit ratings, will be sufficient to meet all of our future financial commitments.
Off-Balance Sheet Arrangements
As of April 30, 2020, we were not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations, or liquidity.

Long-Term Obligations
We have long-term obligations related to contracts, leases, borrowing arrangements, and employee benefit plans that we enter into in the normal course of business (see Notes 5, 6, 9 and 15 to the Consolidated Financial Statements). The following table summarizes the amounts of those obligations as of April 30, 2020, and the years when they are expected to be paid.1 We expect to meet these obligations with internally generated funds.

(Dollars in millions)	Total	2021	2022-2023	2024-2025	After 2025
Long-term debt	$2,299	$—	$250	$300	$1,749
Interest on long-term debt	1,168	74	146	136	812
Tax Act repatriation tax	63	6	12	26	19
Grape purchases	20	11	9	—	—
Leases	57	17	22	9	9
Postretirement benefits[2]	25	25	n/a	n/a	n/a
Agave purchases[3]	29	n/a	n/a	n/a	n/a
Total	$3,661	$133	$439	$471	$2,589

[1]	Excludes liabilities for tax uncertainties, as we cannot reasonably predict their ultimate amount or timing of settlement.

[2]
As of April 30, 2020, we have unfunded pension and other postretirement benefit obligations of $307 million. Because we cannot determine the specific periods in which those obligations will be funded, the table above reflects no amounts related to those obligations other than the $25 million of expected contributions in fiscal 2021.

[3]
As discussed in Note 5 to the Consolidated Financial Statements, we have obligations to purchase agave, a plant whose sap forms the raw material for tequila. As of April 30, 2020, based on current market prices, obligations under these contracts totaled $29 million. Because we cannot determine the specific periods in which those obligations will be paid, the above table reflects only the total related to those obligations.

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
We assess our goodwill and other indefinite-lived intangible assets for impairment at least annually, or more frequently if circumstances indicate the carrying amount may be impaired. Goodwill is impaired when the carrying amount of the related reporting unit exceeds its estimated fair value, in which case we write down the goodwill by the amount of the excess (limited to the carrying amount of the goodwill). We estimate the reporting unit’s fair value using discounted estimated future cash flows or market information. Similarly, a brand name is impaired when its carrying amount exceeds its estimated fair value, in which case we write down the brand name to its estimated fair value. We typically estimate the fair value of a brand name using either the “relief from royalty” or “excess earnings” method. We also consider market values for similar assets when available. Considerable management judgment is necessary to estimate fair value, including making assumptions about future cash flows, net sales, discount rates, and royalty rates.
We have the option, before quantifying the fair value of a reporting unit or brand name, to evaluate qualitative factors to assess whether it is more likely than not that our goodwill or brand names are impaired. If we determine that is not the case, then we are not required to quantify the fair value. That assessment also takes considerable management judgment.
Based on our assumptions, we believe none of our goodwill or other intangibles are impaired. Further, we estimate the fair values of goodwill and other intangible assets substantially exceed their carrying amounts, except for our Chambord brand name. As of April 30, 2020, the carrying amount of the Chambord brand name was $104 million.
During the fourth quarter of fiscal 2020, we recognized a non-cash impairment charge of $13 million for our Chambord brand name. The impairment reflects a decline in our long-term outlook for Chambord, which has a significant on-premise presence and is expected to be considerably affected by the closures and restrictions in this channel in response to the COVID-19 pandemic. We determined Chambord’s fair value based on the relief from royalty method, using current assumptions. Reasonably possible changes in those assumptions could result in additional non-cash impairment charges in the future. For example, we estimate that (a) a 10% decline in projected future net sales would result in an impairment charge of approximately $9 million and (b) a 1 percentage point increase in the discount rate would result in an impairment charge of approximately $18 million.
Pension and Other Postretirement Benefits
We sponsor various defined benefit pension plans and postretirement plans providing retiree health care and retiree life insurance benefits. Benefits are based on factors such as years of service and compensation level during employment. We expense the benefits expected to be paid over employees’ expected service. This requires us to make assumptions to determine the net benefit costs and obligations, such as discount rates, return on plan assets, the rate of salary increases, expected service, and health care cost trend rates. We review these assumptions annually and modify them based on current rates and trends when appropriate. The assumptions also reflect our historical experience and management’s best judgment regarding future expectations. We believe the discount rates and and expected return on plan assets are the most significant assumptions.
The discount rate used to measure the benefit obligations is determined at the beginning of each fiscal year using a yield curve based on the interest rates of high-quality debt securities with maturities corresponding to the expected timing of our benefit payments. The service cost and interest cost components are measured by applying the specific spot rates along that yield curve. The expected return on pension plan assets reflects expected capital market returns for each asset class that are based on historical returns, adjusted for the expected effects of diversification and active management (net of fees) of the assets.
The following table compares the assumed discount rates and expected return on assets used in determining net periodic benefit cost for fiscal 2020 to those to be used in determining that cost for fiscal 2021.

	Pension Benefits		Medical and Life Insurance Benefits
	2020	2021	2020	2021
Discount rate for service cost	4.17%	3.49%	4.24%	3.59%
Discount rate for interest cost	3.57%	2.56%	3.53%	2.47%
Expected return on plan assets	6.50%	6.50%	n/a	n/a
Using these assumptions, we estimate our pension and other postretirement benefit cost for fiscal 2021 will be approximately $33 million, compared to $29 million for fiscal 2020. Decreasing/increasing the assumed discount rates by 50 basis points would increase/decrease the total fiscal 2021 cost by approximately $5 million. Decreasing/increasing the assumed return on plan assets by 50 basis points would increase/decrease the total fiscal 2021 cost by approximately $4 million.
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
Years can elapse before we can resolve a particular matter for which we may have established a tax liability. Although predicting the final outcome or the timing of resolution of any particular tax matter can be difficult, we believe our liabilities reflect the likely outcome of known tax contingencies. Unfavorable settlement of any particular issue could require use of our cash and increase our effective tax rate. Conversely, a favorable resolution could result in reduced cash tax payments, the reversal of previously established liabilities, or some combination of these results, which could reduce our effective tax rate.
Updated Accounting Standards
See Note 1 to the Consolidated Financial Statements for information about updated accounting standards that we have recently adopted.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market risks
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
Foreign currency exchange rate risk. Foreign currency fluctuations affect our net investments in foreign subsidiaries and foreign currency-denominated cash flows. In general, we expect our cash flows to be negatively affected by a stronger dollar and positively affected by a weaker dollar. Our most significant foreign currency exposures include the euro, the British pound, the Australian dollar, the Polish zloty, the Mexican peso, and the Russian ruble. We manage our foreign currency exposures through derivative financial instruments, principally foreign currency forward contracts, and debt denominated in foreign currency. We had outstanding currency derivatives with notional amounts totaling $1,241 million and $1,026 million at April 30, 2019 and 2020, respectively.
We estimate that a hypothetical 10% weakening of the dollar compared to exchange rates of hedged currencies as of April 30, 2020, would decrease the fair value of our then-existing foreign currency derivative contracts by approximately $75 million. This hypothetical change in fair value does not consider the expected inverse change in the underlying foreign currency exposures.
Commodity price risk. Commodity price changes can affect our production and supply chain costs. Our most significant commodities exposures include corn, malted barley, rye, natural gas, agave, and wood. We manage certain exposures through a combination of purchase orders and long-term supply contracts.
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
As of April 30, 2020, our cash and cash equivalents ($675 million) and short-term borrowings ($333 million) were exposed to interest rate changes. Based on the then-existing balances of these items, a hypothetical one percentage point increase in interest rates would result in a negligible decrease in net interest expense.
See Notes 13 and 14 to the Consolidated Financial Statements for details on our foreign currency exchange rate risk. See Note 5 to the Consolidated Financial Statements for details on our grape and agave purchase obligations, which are exposed to commodity price risk, and “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our pension and other postretirement plans’ exposure to interest rate risks. Also see “Item 1A. Risk Factors” for details on how economic conditions affecting market risks also affect the demand for and pricing of our products and how we are affected by exchange rate fluctuations.

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
As of the end of our fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of April 30, 2020. PwC, which audited and reported on the Company’s consolidated financial statements, has audited the effectiveness of our internal control over financial reporting as of April 30, 2020, as stated in their report.

Dated:	June 19, 2020
		By:	/s/ Lawson E. Whiting
Lawson E. Whiting
President and Chief Executive Officer

		By:	/s/ Jane C. Morreau
Jane C. Morreau
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
of Brown-Forman Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Brown-Forman Corporation and its subsidiaries (the “Company”) as of April 30, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2020, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) for each of the three years in the period ended April 30, 2020 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of April 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases on May 1, 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Quantitative Impairment Assessment of Brand Names Intangible Assets

As described in Notes 1 and 5 to the consolidated financial statements, the other intangible assets balance as of April 30, 2020 was $635 million. The balance consists of brand names and trademarks, with a significant portion relating to brand names, all of which are considered to have indefinite useful lives. The Company assesses its brand names for impairment at least annually, or more frequently if circumstances indicate the carrying amount may be impaired. The Company has the option, before quantifying the fair value of brand names, to evaluate qualitative factors to assess whether it is more likely than not that the 3 brand names are impaired. If determined that is not the case, there is no requirement to quantify fair value. Where a quantitative assessment is performed, a brand name is impaired when its carrying amount exceeds its estimated fair value, in which case management writes down the brand name to its estimated fair value. The fair value of a brand name is typically estimated using either the “relief from royalty” or “excess earnings” method. Management also considers market values for similar assets when available. As described in Note 1, considerable judgment is necessary to estimate fair value, including the selection of assumptions about future cash flows, discount rates, and royalty rates. During the fourth quarter of fiscal 2020, the Company recognized a non-cash impairment charge of $13 million for its Chambord brand name. The Company determined Chambord’s fair value based on the relief from royalty method, using current assumptions.

The principal considerations for our determination that performing procedures relating to the quantitative impairment assessment of brand names intangible assets is a critical audit matter are (i) there was significant judgment by management when developing the fair value measurements of the brand names, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures to evaluate management’s fair value measurements and (ii) there was significant audit effort in performing procedures and evaluating the significant assumptions, including future cash flows, discount rates, and royalty rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s annual quantitative impairment analyses and periodic triggering event assessments for brand names, including controls over management’s determination of future cash flows, discount rates, and royalty rates. These procedures also included, among others, evaluating the appropriateness of the relief from royalty or excess earnings method and the reasonableness of significant assumptions used by management in developing the fair value measurements, including future cash flows, discount rates, and royalty rates. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the valuation methodologies employed, as well as the reasonableness of the discount rates and royalty rates. Evaluating management’s assumptions related to the future cash flows involved evaluating whether the assumptions used were reasonable considering (i) the past performance of the brand names, (ii) the consistency with external industry and market data, and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky
June 19, 2020

We have served as the Company’s auditor since 1933.

Brown-Forman Corporation and Subsidiaries
Consolidated Statements of Operations
(Dollars in millions, except per share amounts)

Year Ended April 30,	2018	2019	2020
Sales	$4,201	$4,276	$4,306
Excise taxes	953	952	943
Net sales	3,248	3,324	3,363
Cost of sales	1,046	1,158	1,236
Gross profit	2,202	2,166	2,127
Advertising expenses	405	396	383
Selling, general, and administrative expenses	765	641	642
Other expense (income), net	(16)	(15)	11
Operating income	1,048	1,144	1,091
Non-operating postretirement expense	9	22	5
Interest income	(6)	(8)	(5)
Interest expense	68	88	82
Income before income taxes	977	1,042	1,009
Income taxes	260	207	182
Net income	$717	$835	$827
Earnings per share:
Basic	$1.49	$1.74	$1.73
Diluted	$1.48	$1.73	$1.72

The accompanying notes are an integral part of the consolidated financial statements.

Brown-Forman Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in millions)

Year Ended April 30,	2018	2019	2020
Net income	$717	$835	$827
Other comprehensive income (loss), net of tax:
Currency translation adjustments	24	(27)	(94)
Cash flow hedge adjustments	(28)	48	30
Postretirement benefits adjustments	16	(6)	(77)
Net other comprehensive income (loss)	12	15	(141)
Comprehensive income	$729	$850	$686

The accompanying notes are an integral part of the consolidated financial statements.

Brown-Forman Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollars in millions)

April 30,	2019	2020
Assets
Cash and cash equivalents	$307	$675
Accounts receivable, net	609	570
Inventories:
Barreled whiskey	1,004	1,092
Finished goods	279	320
Work in process	152	172
Raw materials and supplies	85	101
Total inventories	1,520	1,685
Other current assets	283	335
Total current assets	2,719	3,265
Property, plant, and equipment, net	816	848
Goodwill	753	756
Other intangible assets	645	635
Deferred tax assets	16	15
Other assets	190	247
Total assets	$5,139	$5,766
Liabilities
Accounts payable and accrued expenses	$544	$517
Accrued income taxes	9	30
Short-term borrowings	150	333
Total current liabilities	703	880
Long-term debt	2,290	2,269
Deferred tax liabilities	145	177
Accrued pension and other postretirement benefits	197	297
Other liabilities	157	168
Total liabilities	3,492	3,791
Commitments and contingencies
Stockholders’ Equity
Common stock:
Class A, voting, $0.15 par value (170,000,000 shares authorized; 170,000,000 shares issued)	25	25
Class B, nonvoting, $0.15 par value (400,000,000 shares authorized; 314,532,000 shares issued)	47	47
Retained earnings	2,238	2,708
Accumulated other comprehensive income (loss), net of tax	(363)	(547)
Treasury stock, at cost (7,360,000 and 6,323,000 shares in 2019 and 2020, respectively)	(300)	(258)
Total stockholders’ equity	1,647	1,975
Total liabilities and stockholders’ equity	$5,139	$5,766

The accompanying notes are an integral part of the consolidated financial statements.
Brown-Forman Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in millions)

Year Ended April 30,	2018	2019	2020
Cash flows from operating activities:
Net income	$717	$835	$827
Adjustments to reconcile net income to net cash provided by operations:
Non-cash intangible asset write-down	—	—	13
Depreciation and amortization	64	72	74
Stock-based compensation expense	19	14	11
Deferred income tax provision (benefit)	(69)	38	39
U.S. Tax Act repatriation tax provision (benefit)	91	(4)	—
Other, net	(8)	8	15
Changes in assets and liabilities, excluding the effects of acquisition of business:
Accounts receivable	(70)	23	12
Inventories	(102)	(162)	(203)
Other current assets	29	30	(27)
Accounts payable and accrued expenses	58	(43)	(30)
Accrued income taxes	8	(16)	18
Other operating assets and liabilities	(84)	5	(25)
Cash provided by operating activities	653	800	724
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	—	(22)
Additions to property, plant, and equipment	(127)	(119)	(113)
Payments for corporate-owned life insurance	(21)	(2)	—
Proceeds from corporate-owned life insurance	—	4	—
Computer software expenditures	(1)	(2)	(6)
Cash used for investing activities	(149)	(119)	(141)
Cash flows from financing activities:
Net change in short-term borrowings	(3)	(71)	178
Repayment of long-term debt	(250)	—	—
Proceeds from long-term debt	595	—	—
Debt issuance costs	(6)	—	—
Payments of withholding taxes related to stock-based awards	(28)	(11)	(43)
Acquisition of treasury stock	(1)	(207)	(1)
Dividends paid	(773)	(310)	(325)
Cash used for financing activities	(466)	(599)	(191)
Effect of exchange rate changes on cash and cash equivalents	19	(14)	(24)
Net increase in cash and cash equivalents	57	68	368
Cash and cash equivalents, beginning of period	182	239	307
Cash and cash equivalents, end of period	$239	$307	$675
Supplemental disclosure of cash paid for:
Interest	$65	$90	$83
Income taxes	$200	$201	$143

The accompanying notes are an integral part of the consolidated financial statements.

Brown-Forman Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Dollars in millions, except per share amounts)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2017	$25	$43	$65	$4,470	$(390)	$(2,843)	$1,370
Retirement of treasury stock[1]		(10)	(8)	(2,684)		2,702	—
Stock split[2]		14	(14)				—
Net income				717			717
Net other comprehensive income (loss)					12		12
Cash dividends ($1.6080 per share)				(773)			(773)
Acquisition of treasury stock						(1)	(1)
Stock-based compensation expense			19				19
Stock issued under compensation plans						30	30
Loss on issuance of treasury stock issued under compensation plans			(58)				(58)
Balance at April 30, 2018	25	47	4	1,730	(378)	(112)	1,316
Net income				835			835
Net other comprehensive income (loss)					15		15
Cash dividends ($0.6480 per share)				(310)			(310)
Acquisition of treasury stock						(207)	(207)
Stock-based compensation expense			14				14
Stock issued under compensation plans						19	19
Loss on issuance of treasury stock issued under compensation plans			(18)	(12)			(30)
Other				(5)			(5)
Balance at April 30, 2019	25	47	—	2,238	(363)	(300)	1,647
Adoption of ASU 2018-02 (Note 1)				43	(43)		—
Net income				827			827
Net other comprehensive income (loss)					(141)		(141)
Cash dividends ($0.6806 per share)				(325)			(325)
Acquisition of treasury stock						(1)	(1)
Stock-based compensation expense			11				11
Stock issued under compensation plans						43	43
Loss on issuance of treasury stock issued under compensation plans			(11)	(75)			(86)
Balance at April 30, 2020	$25	$47	$—	$2,708	$(547)	$(258)	$1,975
1Retirement of 67 million shares of Class B common stock previously held as treasury shares.
2Stock split effected in the form of a stock dividend of one share of Class B common stock for every four shares of either Class A or Class B common stock.

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
Allowance for doubtful accounts. We evaluate the collectability of accounts receivable based on a combination of factors. When we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance to reduce the net recognized receivable to the amount we believe will be collected. We write off the uncollectable amount against the allowance when we have exhausted our collection efforts. The allowance for doubtful accounts was $7 and $11 at April 30, 2019 and 2020, respectively.
Inventories. Inventories are valued at the lower of cost or net realizable value. Approximately 51% of our consolidated inventories are valued using the last-in, first-out (LIFO) cost method, which we use for the majority of our U.S. inventories. We value the remainder of our inventories primarily using the first-in, first-out (FIFO) cost method. FIFO cost approximates current replacement cost. If we had used the FIFO method for all inventories, they would have been $303 and $311 higher than reported at April 30, 2019 and 2020, respectively.
Because we age most of our whiskeys in barrels for 3 to 6 years, we bottle and sell only a portion of our whiskey inventory each year. Following industry practice, we classify all barreled whiskey as a current asset. We include warehousing, insurance, ad valorem taxes, and other carrying charges applicable to barreled whiskey in inventory costs.
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
We assess our goodwill and other indefinite-lived intangible assets for impairment at least annually, or more frequently if circumstances indicate the carrying amount may be impaired. Goodwill is impaired when the carrying amount of the related reporting unit exceeds its estimated fair value, in which case we write down the goodwill by the amount of the excess (limited to the carrying amount of the goodwill). We estimate the reporting unit’s fair value using discounted estimated future cash flows or market information. Similarly, a brand name is impaired when its carrying amount exceeds its estimated fair value, in which case we write down the brand name to its estimated fair value. We typically estimate the fair value of a brand name using either the “relief from royalty” or “excess earnings” method. We also consider market values for similar assets when available. Considerable management judgment is necessary to estimate fair value, including the selection of assumptions about future cash flows, discount rates, and royalty rates.
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
Adoption of updated accounting standards. Effective May 1, 2019, we adopted the following Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board:
•ASU 2016-02: Leases. This update, codified along with various amendments as Accounting Standards Codification Topic 842 (ASC 842), replaces previous lease accounting guidance. Under ASC 842, a lessee should recognize on its balance sheet a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. We adopted ASC 842 using a modified retrospective transition approach for leases existing at the date of adoption. For the transition, we elected to use the package of practical expedients to not reassess (a) whether existing contracts are or contain leases, (b) the classification of existing leases, and (c) initial direct costs for existing leases. Upon adoption, we recorded lease liabilities and right-of-use assets of $54. The adoption did not have a material impact on our results of operations, stockholders’ equity, or cash flows. See Note 15 for additional information about our leases.
•ASU 2018-02: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI). This new guidance allows a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act enacted by the U.S. government in December 2017. We elected to make the reclassification, which increased retained earnings and decreased AOCI as of May 1, 2019, by $43.
There are no new accounting standards or updates to be adopted that we currently believe might have a significant impact on our consolidated financial statements.
2. Balance Sheet Information
Supplemental information on our year-end balance sheets is as follows:

April 30,	2019	2020
Other current assets:
Prepaid taxes	$191	$195
Other	92	140
	$283	$335
Property, plant, and equipment:
Land	$82	$82
Buildings	617	652
Equipment	769	814
Construction in process	57	41
	1,525	1,589
Less accumulated depreciation	709	741
	$816	$848
Accounts payable and accrued expenses:
Accounts payable, trade	$150	$131
Accrued expenses:
Advertising and promotion	160	135
Compensation and commissions	84	71
Excise and other non-income taxes	63	80
Other	87	100
	394	386
	$544	$517
Accumulated other comprehensive income (loss), net of tax:
Currency translation adjustments	$(207)	$(302)
Cash flow hedge adjustments	31	60
Postretirement benefits adjustments	(187)	(305)
	$(363)	$(547)

3. Earnings per Share
We calculate basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share further includes the dilutive effect of stock-based compensation awards. We calculate that dilutive effect using the “treasury stock method” (as defined by GAAP).
The following table presents information concerning basic and diluted earnings per share:

	2018	2019	2020
Net income available to common stockholders	$717	$835	$827
Share data (in thousands):
Basic average common shares outstanding	480,319	478,956	477,765
Dilutive effect of stock-based awards	3,929	3,111	2,644
Diluted average common shares outstanding	484,248	482,067	480,409

Basic earnings per share	$1.49	$1.74	$1.73
Diluted earnings per share	$1.48	$1.73	$1.72

We excluded common stock-based awards for approximately 805,000 shares, 447,000 shares, and 301,000 shares from the calculation of diluted earnings per share for 2018, 2019, and 2020, respectively, because they were not dilutive for those periods under the treasury stock method.

4. Goodwill and Other Intangible Assets
The following table shows the changes in goodwill (which include no accumulated impairment losses) and other intangible assets over the past two years:

	Goodwill	Other Intangible Assets
Balance as of April 30, 2018	$763	$670
Foreign currency translation adjustment	(10)	(25)
Balance as of April 30, 2019	753	645
Acquisition of business (Note 12)	11	12
Foreign currency translation adjustment	(8)	(9)
Impairment	—	(13)
Balance as of April 30, 2020	$756	$635

Our other intangible assets consist of trademarks and brand names, all with indefinite useful lives.
During the fourth quarter of fiscal 2020, we recognized a non-cash impairment charge for our Chambord brand name. The impairment reflects a decline in our long-term outlook for Chambord, which has a significant on-premise presence and is expected to be considerably affected by the closures and restrictions in this channel in response to the COVID-19 pandemic. The impairment charge of $13 is included in “other expense (income), net” in the accompanying consolidated statement of operations. As of April 30, 2020, the remaining carrying amount of the Chambord brand name was $104.
5. Commitments and Contingencies
Commitments. We have contracted with various growers and wineries to supply some of our future grape and bulk wine requirements. Many of these contracts call for prices to be adjusted annually up or down, according to market conditions. Some contracts set a fixed purchase price that might be higher or lower than prevailing market prices. We have total purchase obligations related to both types of contracts of $11 in 2021, $6 in 2022, and $3 in 2023.
We also have contracts for the purchase of agave, which is used to produce tequila. These contracts provide for prices to be determined based on market conditions at the time of harvest, which, although not specified, is expected to occur over the next 10 years. As of April 30, 2020, based on current market prices, obligations under these contracts total $29.
Contingencies. We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe it is reasonably possible that these existing loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies are recorded as of April 30, 2020.
On May 30, 2019, we notified Bacardi Martini Ltd. (“Bacardi”) of our intention not to renew the terms of our United Kingdom (U.K.) Cost Sharing Agreement (the “Agreement”) whereby Bacardi provided certain services (e.g., warehousing and logistics, sales, reporting, treasury, tax and other services) and Brown-Forman and Bacardi split the associated overhead for those services. For purposes of conducting business, Brown-Forman and Bacardi established a U.K. trade name, “Bacardi Brown-Forman Brands,” through which our products and Bacardi’s products were sold in the U.K. On a monthly basis, Bacardi would remit to us the revenues from sales of our products, net of our agreed contributions for overhead costs under the Agreement. On April 30, 2020, the Agreement expired according to its terms.
Following delivery of our notice and upon expiration of the Agreement, Bacardi alleged that it was entitled to approximately £49 under the principle of commercial agency in the U.K. For the first two monthly settlements following expiration of the Agreement, Bacardi withheld over £34 owed to us, effectively bypassing the dispute resolution process under the Agreement. Additionally, Bacardi informed us that it will continue to withhold amounts owed to us under future monthly settlements to conclude activity under the Agreement until its stated claim for £49 is satisfied.
Since it was raised, we have disputed Bacardi’s claim of commercial agency compensation and issued a demand that Bacardi adhere to the dispute resolution process mandated by the Agreement and return the £34 that Bacardi wrongfully withheld from amounts owed to us. If the dispute resolution with Bacardi is unsuccessful then arbitration is required under the terms of the

Agreement. We cannot estimate the range of reasonably possible loss because Bacardi has not initiated arbitration and fully pleaded the basis of its claim.
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
As of April 30, 2020, our actual exposure under the guaranty of the importer’s obligation is approximately $5. We also have accounts receivable from that importer of approximately $8 at April 30, 2020, which we expect to collect in full.
Based on the financial support we provide to the importer, we believe it meets the definition of a variable interest entity. However, because we do not control this entity, it is not included in our consolidated financial statements.
6. Debt and Credit Facilities
Our long-term debt (net of unamortized discounts and issuance costs) consisted of:

April 30,	2019	2020
2.25% senior notes, $250 principal amount, due January 15, 2023	$249	$249
3.50% senior notes, $300 principal amount, due April 15, 2025	297	297
1.20% senior notes, €300 principal amount, due July 7, 2026	333	324
2.60% senior notes, £300 principal amount, due July 7, 2028	383	369
4.00% senior notes, $300 principal amount, due April 15, 2038	293	294
3.75% senior notes, $250 principal amount, due January 15, 2043	248	248
4.50% senior notes, $500 principal amount, due July 15, 2045	487	488
	$2,290	$2,269

Debt payments required over the next five fiscal years consist of $0 in 2021, $0 in 2022, $250 in 2023, $0 in 2024, $300 in 2025, and $1,749 after 2025.
The senior notes contain terms and covenants customary of these types of unsecured securities, including limitations on the amount of secured debt we can issue.

Details of our short-term borrowings at April 30, 2019 and 2020, are presented below:

April 30,	2019	2020
Commercial paper	$150	$333
Average interest rate	2.60%	1.29%
Average remaining days to maturity	18	73

We have a committed revolving credit agreement with various U.S. and international banks for $800 that expires in November 2023. At April 30, 2020, there were no borrowings outstanding under this facility.

7. Common Stock
The following table shows the change in outstanding common shares (split-adjusted) during each of the last three years:

(Shares in thousands)	Class A	Class B	Total
Balance at April 30, 2017	169,051	311,055	480,106
Acquisition of treasury stock	(25)	(6)	(31)
Stock issued under compensation plans	36	890	926
Balance at April 30, 2018	169,062	311,939	481,001
Acquisition of treasury stock	(145)	(4,212)	(4,357)
Stock issued under compensation plans	82	446	528
Balance at April 30, 2019	168,999	308,173	477,172
Acquisition of treasury stock	(13)	(3)	(16)
Stock issued under compensation plans	54	999	1,053
Balance at April 30, 2020	169,040	309,169	478,209

8. Net Sales

The following table shows our net sales by geography:

	2018	2019	2020
United States	$1,529	$1,563	$1,690
Developed International[1]	908	917	901
Emerging[2]	575	597	572
Travel Retail[3]	139	140	125
Non-branded and bulk[4]	97	107	75
	$3,248	$3,324	$3,363

1Represents net sales of branded products to “advanced economies” as defined by the International Monetary Fund (IMF), excluding the United States. Our largest developed international markets are the United Kingdom, Germany, Australia, France, Japan, and Canada.
2Represents net sales of branded products to “emerging and developing economies” as defined by the IMF. Our largest emerging markets are Mexico, Poland, and Russia.
3Represents net sales of branded products to global duty-free customers, other travel retail customers, and the U.S. military regardless of customer location.
4Includes net sales of used barrels, bulk whiskey and wine, and contract bottling regardless of customer location.

The following table shows our net sales by product category:

	2018	2019	2020
Whiskey[1]	$2,533	$2,595	$2,671
Tequila[2]	247	263	275
Wine[3]	187	187	186
Vodka[4]	130	126	109
Rest of portfolio	54	46	47
Non-branded and bulk[5]	97	107	75
	$3,248	$3,324	$3,363

1Includes all whiskey spirits and whiskey-based flavored liqueurs, ready-to-drink, and ready-to-pour products. The brands included in this category are the Jack Daniel's family of brands, Woodford Reserve, Canadian Mist, GlenDronach, BenRiach, Glenglassaugh, Old Forester, Early Times, Slane Irish Whiskey, and Coopers' Craft.
2Includes el Jimador, Herradura, New Mix, Pepe Lopez, and Antiguo.
3Includes Korbel Champagne and Sonoma-Cutrer wines.
4Includes Finlandia.
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

	Pension Benefits		Medical and Life Insurance Benefits
	2019	2020	2019	2020
Obligation at beginning of year	$903	$908	$50	$50
Service cost	24	24	1	1
Interest cost	34	31	2	1
Net actuarial loss (gain)	28	108	—	2
Retiree contributions	—	—	1	1
Benefits paid	(81)	(66)	(4)	(4)
Obligation at end of year	$908	$1,005	$50	$51

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
As shown in the previous table, the change in the value of our pension and other postretirement benefit obligations also includes the effect of benefit payments and retiree contributions. Expected benefit payments (net of retiree contributions) over the next 10 years are as follows:

	Pension Benefits	Medical and Life Insurance Benefits
2021	$62	$3
2022	62	3
2023	62	3
2024	63	3
2025	63	3
2026 – 2030	425	16

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
Asset allocation is the most important method for achieving our investment goals and is based on our assessment of the plans’ long-term return objectives and the appropriate balances needed for liquidity, stability, and diversification. As of April 30, 2020, our target asset allocation is a mix of 40% public equity investments, 47% fixed income investments, and 13% alternative investments.

The following table shows the fair value of pension plan assets by category as of the end of the last two years. (Fair value levels are defined in Note 14.)

	Level 1	Level 2	Level 3	Total
April 30, 2019
Equity securities	$79	$—	$—	$79
Cash and temporary investments	29	—	—	29
Limited partnership interest[1]	—	—	3	3
	$108	$—	$3	111
Investments measured at net asset value:
Commingled trust funds[2]:
Equity funds				157
Fixed income funds				370
Real estate funds				66
Short-term investments				23
Limited partnership interests[3]				27

Total				$754

April 30, 2020
Equity securities	$80	$—	$—	$80
Cash and temporary investments	—	—	—	—
Limited partnership interest[1]	—	—	2	2
	$80	$—	$2	82
Investments measured at net asset value:
Commingled trust funds[2]:
Equity funds				193
Fixed income funds				370
Real estate funds				68
Short-term investments				4
Limited partnership interests[3]				32

Total				$749

1 This limited partnership interest was initially valued at cost and has been adjusted to fair value as determined in good faith by management of the partnership using various factors, and does not meet the requirements for reporting at the net asset value (NAV). The valuation requires significant judgment due to the absence of quoted market prices and the inherent lack of liquidity. This limited partnership has a term expiring in September 2020, although this period may be extended.
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

Level 3
Balance as of April 30, 2018	$4
Sales and settlements	(1)
Balance as of April 30, 2019	3
Sales and settlements	(1)
Balance as of April 30, 2020	$2

The following table shows how the total fair value of all pension plan assets changed during each of the last two years. (We do not have assets set aside for postretirement medical or life insurance benefits.)

	Pension Benefits		Medical and Life Insurance Benefits
	2019	2020	2019	2020
Assets at beginning of year	$780	$754	$—	$—
Actual return on assets	34	39	—	—
Retiree contributions	—	—	1	1
Company contributions	21	22	3	3
Benefits paid	(81)	(66)	(4)	(4)
Assets at end of year	$754	$749	$—	$—

We currently expect to contribute $22 to our pension plans and $3 to our postretirement medical and life insurance benefit plans during 2021.
Funded status. The funded status of a plan refers to the difference between its assets and its obligations. The following table shows the funded status of our plans.

	Pension Benefits		Medical and Life Insurance Benefits
April 30,	2019	2020	2019	2020
Assets	$754	$749	$—	$—
Obligations	(908)	(1,005)	(50)	(51)
Funded status	$(154)	$(256)	$(50)	$(51)

The funded status is recorded on the accompanying consolidated balance sheets as follows:

	Pension Benefits		Medical and Life Insurance Benefits
April 30,	2019	2020	2019	2020
Other assets	$2	$—	$—	$—
Accounts payable and accrued expenses	(6)	(7)	(3)	(3)
Accrued postretirement benefits	(150)	(249)	(47)	(48)
Net liability	$(154)	$(256)	$(50)	$(51)
Accumulated other comprehensive income (loss), before tax:
Net actuarial gain (loss)	$(298)	$(394)	$(10)	$(11)
Prior service credit (cost)	(8)	(6)	10	7
	$(306)	$(400)	$—	$(4)

The following table compares our pension plans whose assets exceed their accumulated benefit obligations with those whose obligations exceed their assets. (As noted above, we have no assets set aside for postretirement medical or life insurance benefits.)

	Plan Assets		Accumulated Benefit Obligation		Projected Benefit Obligation
April 30,	2019	2020	2019	2020	2019	2020
Plans with assets in excess of accumulated benefit obligation	$754	$625	$668	$613	$752	$698
Plans with accumulated benefit obligation in excess of assets	—	124	136	277	156	307
Total	$754	$749	$804	$890	$908	$1,005

Pension cost. The following table shows the components of the pension cost recognized during each of the last three years. The amount for each year includes amortization of the prior service cost/credit and net actuarial loss/gain included in accumulated other comprehensive loss as of the beginning of the year.

	Pension Benefits
	2018	2019	2020
Service cost	$24	$24	$24
Interest cost	29	34	31
Expected return on assets	(41)	(47)	(46)
Amortization of:
Prior service cost (credit)	1	1	1
Net actuarial loss (gain)	21	19	19
Settlement charge	—	15	1
Net cost	$34	$46	$30

The prior service cost/credit, which represents the effect of plan amendments on benefit obligations, is amortized on a straight-line basis over the average remaining service period of the employees expected to receive the benefits. The net actuarial loss/gain results from experience different from that assumed or from a change in actuarial assumptions (including the difference between actual and expected return on plan assets), and is amortized over at least that same period. The estimated amount of prior service cost and net actuarial loss that will be amortized from accumulated other comprehensive loss into pension cost in 2021 is $1 and $27, respectively.

Other postretirement benefits cost. The following table shows the components of the postretirement medical and life insurance benefits cost that we recognized during each of the last three years.

	Medical and Life Insurance Benefits
	2018	2019	2020
Service cost	$1	$1	$1
Interest cost	1	2	1
Amortization of:
Prior service cost (credit)	(3)	(3)	(3)
Net actuarial loss (gain)	1	1	1
Net cost	$—	$1	$—

The estimated amount of prior service credit and net actuarial loss that will be amortized from accumulated other comprehensive loss into postretirement medical and life insurance benefits cost in 2021 is $3 and $1, respectively.
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

	Pension Benefits			Medical and Life Insurance Benefits
	2018	2019	2020	2018	2019	2020
Prior service credit (cost)	$(6)	$—	$—	$—	$—	$—
Net actuarial gain (loss)	10	(41)	(115)	1	—	(2)
Amortization reclassified to earnings:
Prior service cost (credit)	1	1	1	(3)	(3)	(3)
Net actuarial loss (gain)	21	34	20	1	1	1
Net amount recognized in OCI	$26	$(6)	$(94)	$(1)	$(2)	$(4)

Assumptions and sensitivity. We use various assumptions to determine the obligations and cost related to our pension and other postretirement benefit plans. The weighted-average assumptions used in computing benefit plan obligations as of the end of the last two years were as follows:

	Pension Benefits		Medical and Life Insurance Benefits
	2019	2020	2019	2020
Discount rate	4.04%	3.28%	3.98%	3.17%
Rate of salary increase	4.00%	4.00%	n/a	n/a

The weighted-average assumptions used in computing benefit plan cost during each of the last three years were as follows:

	Pension Benefits			Medical and Life Insurance Benefits
	2018	2019	2020	2018	2019	2020
Discount rate for service cost	4.29%	4.30%	4.17%	4.39%	4.34%	4.24%
Discount rate for interest cost	3.40%	3.93%	3.57%	3.35%	3.90%	3.53%
Rate of salary increase	4.00%	4.00%	4.00%	n/a	n/a	n/a
Expected return on plan assets	6.75%	6.50%	6.50%	n/a	n/a	n/a

The assumed discount rates are determined using a yield curve based on the interest rates of high-quality debt securities with maturities corresponding to the expected timing of our benefit payments. The service cost and interest cost components are measured by applying the specific spot rates along the yield curve used to measure the benefit obligation at the beginning of the period.
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
The assumed health care cost trend rates as of the end of the last two years were as follows:

	Medical and Life Insurance Benefits
	2019	2020
Health care cost trend rate assumed for next year	7.30%	6.90%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2025	2025

A one percentage point change in the assumed health care cost trend rate would not have significantly changed the accumulated postretirement benefit obligation as of April 30, 2020, or the aggregate service and interest costs for 2020.
Savings plans. We also sponsor various defined contribution benefit plans that together cover substantially all U.S. employees. Employees can make voluntary contributions in accordance with their respective plans, which include a 401(k) tax deferral option. We match a percentage of each employee’s contributions in accordance with plan terms. We expensed $12, $12, and $12 for matching contributions during 2018, 2019, and 2020, respectively.
International plans. The information presented above for defined benefit plans and defined contribution benefit plans reflects amounts for U.S. plans only. Information about similar international plans is not presented due to immateriality.
10. Stock-Based Compensation
The Brown-Forman 2013 Omnibus Compensation Plan is our incentive compensation plan, designed to reward participants (including eligible officers, employees, and non-employee directors) for company performance. Under the Plan, we can grant stock-based incentive awards for up to 20,750,000 shares of common stock to eligible participants until July 28, 2023. As of April 30, 2020, awards for approximately 13,514,000 shares remain available for issuance under the Plan. We try to limit the source of shares delivered to participants under the Plan to treasury shares that we purchase from time to time on the open market (in connection with a publicly announced share repurchase program), in private transactions, or otherwise.
Awards granted under the Plan include stock-settled stock appreciation rights (SSARs), restricted stock units (RSUs), and deferred stock units (DSUs).
SSARs. We grant SSARs at an exercise price equal to the closing market price of the underlying stock on the grant date. SSARs become exercisable after three years from the first day of the fiscal year of grant and generally are exercisable for seven years after that date. The following table presents information about SSARs outstanding as of April 30, 2020, and for the year then ended.

	Number of SSARs (in thousands)	Weighted- Average Exercise Price per SSAR	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at April 30, 2019	6,852	$33.25
Granted	522	54.64
Exercised	(2,434)	27.77
Forfeited or expired	(10)	49.70
Outstanding at April 30, 2020	4,930	$38.19	5.1	$118
Exercisable at April 30, 2020	2,932	$31.86	3.7	$89

We use the Black-Scholes pricing model to calculate the grant-date fair value of a SSAR. The weighted-average grant-date fair values and related valuation assumptions for the SSARS granted during each of the last three years were as follows:

	2018	2019	2020
Grant-date fair value	$6.79	$11.06	$11.13
Valuation assumptions:
Expected term (years)	7.00	7.00	7.00
Risk-free interest rate	2.2%	2.9%	1.9%
Expected volatility	15.6%	17.1%	19.3%
Expected dividend yield	1.5%	1.4%	1.2%

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
The following table presents information about RSUs outstanding as of April 30, 2020, and for the year then ended.

	Number of RSUs (in thousands)	Weighted- Average Fair Value at Grant Date
Outstanding at April 30, 2019	382	$44.91
Granted	88	$56.99
Converted to common shares	(179)	$38.56
Forfeited	(2)	$55.27
Outstanding at April 30, 2020	289	$52.44

We calculate the grant-date fair value of a performance based RSU using a Monte Carlo simulation technique. The weighted average grant-date fair values and related valuation assumptions for these awards granted during each of the last three years were as follows:

	2018	2019	2020
Grant-date fair value	$46.93	$55.29	$56.99
Valuation assumptions:
Risk-free interest rate	1.5%	2.7%	1.8%
Expected volatility	18.9%	20.8%	21.8%
Expected dividend yield	1.4%	1.2%	1.2%
Remaining performance period (years) as of grant date	2.8	2.8	2.8

DSUs. DSUs are granted to our non-employee directors. Each DSU represents the right to receive one share of common stock based on the closing price of the shares on the date of grant. Outstanding DSUs are credited with dividend-equivalent DSUs when dividends are paid on our common stock. Each annual grant vests after one year. DSUs are paid out in shares after the completion of a director’s tenure on the board plus a six-month waiting period. The director may elect to receive the distribution either in a single lump sum or in ten equal annual installments. As of April 30, 2020, there were approximately 246,000 outstanding DSUs, of which approximately 215,000 were vested.

The grant-date fair value of a DSU is the closing market price of the underlying stock on the grant date. The weighted average grant-date fair values for these awards granted during each of the last three years were as follows:

	2018	2019	2020
Grant-date fair value	$41.81	$54.20	$53.34

Additional information. The pre-tax stock-based compensation expense and related deferred income tax benefits recognized during the last three fiscal years were as follows:

	2018	2019	2020
Pre-tax compensation expense	$19	$14	$11
Deferred tax benefit	6	2	2

As of April 30, 2020, there was $7 of total unrecognized compensation cost related to non-vested stock-based awards. That cost is expected to be recognized over a weighted-average period of 1.6 years. Further information related to our stock-based awards for the last three years is as follows:

	2018	2019	2020
Intrinsic value of SSARs exercised	$73	$31	$89
Fair value of shares vested[1]	6	20	14
Excess tax benefit from exercise / vesting of awards	18	7	20

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

	2018	2019	2020
United States	$747	$863	$849
Foreign	230	179	160
	$977	$1,042	$1,009

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

Total income tax expense for a year includes the tax associated with the current tax return (current tax expense) and the change in the net deferred tax asset or liability (deferred tax expense). Our total income tax expense for each of the last three years was as follows:

	2018	2019	2020
Current:
U.S. federal	$265	$107	$95
Foreign	47	34	29
State and local	17	28	19
	329	169	143
Deferred:
U.S. federal	(48)	37	34
Foreign	(13)	4	7
State and local	(8)	(3)	(2)
	(69)	38	39
	$260	$207	$182

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
The changes included in the Tax Act are broad and complex. The U.S. Securities and Exchange Commission issued rules that allowed for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. As of April 30, 2019, the amounts recorded for the Tax Act for the one-time repatriation tax and the adjustment to our U.S. deferred tax assets and liabilities were finalized and no longer deemed to be provisional.
The Tax Act also established new tax provisions that impact our financial statements beginning in fiscal 2019. These new provisions include (a) Global Intangible Low-Tax Income (GILTI), a new inclusion rule affecting non-routine income earned by foreign subsidiaries; (b) Base Erosion Anti-Abuse Tax (BEAT), a new minimum tax; (c) Foreign-Derived Intangible Income (FDII), a new preferential tax rate for domestic income earned from serving foreign markets; (d) repeal of the domestic production activity deduction; and (e) limitations on the deductibility of certain executive compensation. For the fiscal year ended April 30, 2019 and April 30, 2020, the net impact of these provisions was approximately $12 and $11 of additional tax, respectively.
The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted on March 27, 2020. It included certain provisions for additional net operating loss utilization, immediate refund for AMT Credit Carryforwards, and increased income limitation under IRC section 163(j) for 2019 and 2020. The CARES Act also retroactively clarified the immediate write-off of qualified improvement property beginning in 2018 and increased the charitable contribution deduction.
As of April 30, 2020, we had approximately $1,279 of undistributed earnings from our foreign subsidiaries. Most of these earnings have been previously subject to tax, primarily as a result of the one-time repatriation tax on foreign earnings required by the Tax Act. Historically, we have asserted that the undistributed earnings of our foreign subsidiaries are reinvested indefinitely outside the United States. During fiscal 2020, we changed our indefinite reinvestment assertion with respect to current year earnings and prior year undistributed earnings for one of our foreign subsidiaries (but not for its other outside basis differences) and repatriated $15 of cash to the United States. No incremental taxes were due on this distribution of cash beyond the repatriation tax recorded in fiscal year 2018. However, we incurred withholding tax of $1 related to the distribution. We have not changed the indefinite reinvestment assertion on the undistributed earnings or other outside basis differences of any of our other remaining foreign subsidiaries, and no deferred taxes have been provided. A determination of the unrecognized deferred tax liabilities on the other outside basis differences and earnings reinvested indefinitely at April 30, 2020, is not practicable due to the complexities in the calculations. The other outside basis differences are primarily related to differences between U.S. GAAP and tax basis that arose through purchase accounting. These basis differences could reverse through sales of foreign subsidiaries or other transactions, none of which are considered probable as of April 30, 2020.
As of April 30, 2019, we had approximately $1,266 of undistributed earnings from our foreign subsidiaries. During fiscal 2019, we changed our indefinite reinvestment assertion with respect to current year earnings and prior year undistributed earnings for one of our foreign subsidiaries (but not for its other outside basis differences) and repatriated $120 of cash to the United States.
Our consolidated effective tax rate usually differs from current statutory rates due to the recognition of amounts for events or transactions with no tax consequences. The following table reconciles our effective tax rate to the federal statutory tax rate in the United States:

	Percent of Income Before Taxes
	2018	2019	2020
U.S. federal statutory rate	30.4%	21.0%	21.0%
State taxes, net of U.S. federal tax benefit	0.8%	2.1%	1.7%
Income taxed at other than U.S. federal statutory rate	(3.4%)	(0.1%)	—%
Tax benefit from foreign-derived sales	—%	(1.7%)	(2.0%)
Adjustments related to prior years	(0.9%)	(1.2%)	(1.1%)
Tax benefit from U.S. manufacturing	(2.5%)	—%	—%
Amortization of deferred tax benefit from intercompany transactions	(1.6%)	—%	—%
Excess tax benefits from stock-based awards	(1.8%)	(0.7%)	(2.0%)
Impact of Tax Act	2.5%	(0.4%)	—%
Other, net	3.1%	0.8%	0.4%
Effective rate	26.6%	19.8%	18.0%

Deferred tax assets and liabilities as of the end of each of the last two years were as follows:

April 30,	2019	2020
Deferred tax assets:
Postretirement and other benefits	$87	$110
Accrued liabilities and other	23	23
Inventories	34	26
Lease liabilities	—	14
Loss and credit carryforwards	55	57
Valuation allowance	(25)	(22)
Total deferred tax assets, net	174	208
Deferred tax liabilities:
Intangible assets	(218)	(233)
Property, plant, and equipment	(73)	(90)
Right-of-use assets	—	(13)
Derivative instruments	(9)	(18)
Other	(3)	(16)
Total deferred tax liabilities	(303)	(370)
Net deferred tax liability	$(129)	$(162)

Details of the loss and credit carryforwards and related valuation allowances as of the end of each of the last two years are as follows:

	April 30, 2019			April 30, 2020
	Gross Amount	Deferred Tax Asset	Valuation Allowance	Gross Amount	Deferred Tax Asset	Valuation Allowance	Expiration (as of April 30, 2020)
Finland net operating losses	$105	$21	$—	$119	$24	$—	2024-2030
Brazil net operating losses	42	14	(14)	31	10	(10)	None
United Kingdom non-trading losses	27	5	(5)	26	5	(5)	None
Various state net operating losses and credits	68	6	—	63	9	—	Various[1]
Other	54	9	(6)	50	9	(7)	Various[2]
	$296	$55	$(25)	$289	$57	$(22)

1As of April 30, 2020, the net deferred tax asset amount includes credit carryforwards of $3 that do not expire and loss and credit carryforwards of $6 that expire in varying amounts from 2023 to 2040.
2As of April 30, 2020, the gross amount includes loss carryforwards of $24 that do not expire and $26 that expire in varying amounts over the next 20 years.
Although the losses in Brazil can be carried forward indefinitely, it is uncertain whether we will realize sufficient taxable income to allow us to use these losses. The non-trading losses in the United Kingdom can also be carried forward indefinitely. However, we know of no significant transactions that will let us use them.
At April 30, 2020, we had $11 of gross unrecognized tax benefits, $9 of which would reduce our effective income tax rate if recognized. A reconciliation of the beginning and ending unrecognized tax benefits follows:

	2018	2019	2020
Unrecognized tax benefits at beginning of year	$9	$11	$11
Additions for tax positions provided in prior periods	5	1	2
Additions for tax positions provided in current period	1	1	—
Decreases for tax positions provided in prior years	(4)	(2)	(1)
Settlements of tax positions in the current period	—	—	(1)
Unrecognized tax benefits at end of year	$11	$11	$11

We file income tax returns in the United States, including several state and local jurisdictions, as well as in several other countries in which we conduct business. The major jurisdictions and their earliest fiscal years that are currently open for tax examinations are 2014 for one state in the United States; 2018 in the United Kingdom; 2016 in Australia; 2015 in Finland, Germany, and Poland; 2014 in the Netherlands and Brazil; and 2013 in Mexico. We expect the audits of our fiscal 2018 and fiscal 2019 U.S. federal tax returns to be concluded in the first half of fiscal 2021. In addition, we are participating in the Internal Revenue Service’s Compliance Assurance Program for our fiscal 2020 tax year.
We believe there will be no material change in our gross unrecognized tax benefits in the next 12 months.
12. Acquisition of Business
On July 3, 2019, we acquired 100% of the voting interests in The 86 Company, which owns Fords Gin, for $22 in cash. The purchase price was allocated largely to the intangible assets that were acquired, including goodwill of $11 and other indefinite-lived intangibles of $12, net of deferred tax liabilities of $1. The goodwill is primarily attributable to the value of leveraging our distribution network and brand-building expertise to grow global sales of the Fords Gin brand and to the knowledge and expertise of the organized workforce employed by the acquired business. We do not expect the goodwill to be deductible for tax purposes. The 86 Company has been included in our consolidated financial statements since the acquisition date. Actual and pro forma results are not presented due to immateriality.
13. Derivative Financial Instruments and Hedging Activities
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

We use currency derivative contracts to limit our exposure to the currency exchange risk that we cannot mitigate internally by using netting strategies. We designate most of these contracts as cash flow hedges of forecasted transactions (expected to occur within three years). We record all changes in the fair value of cash flow hedges in accumulated other comprehensive income (AOCI) until the underlying hedged transaction occurs, at which time we reclassify that amount into earnings.
We do not designate some of our currency derivatives as hedges because we use them to partially offset the immediate earnings impact of changes in foreign currency exchange rates on existing assets or liabilities. We immediately recognize the change in fair value of these contracts in earnings.
We had outstanding currency derivatives, related primarily to our euro, British pound, and Australian dollar exposures, with notional amounts for all hedged currencies totaling $1,241 and $1,026 at April 30, 2019 and 2020, respectively. The maximum term of outstanding derivative contracts was 36 months at both April 30, 2019 and 2020.
We also use foreign currency-denominated debt to help manage our foreign currency exchange risk. The amount of foreign currency-denominated debt designated as net investment hedges was $635 and $613 as of April 30, 2019 and 2020, respectively. These net investment hedges are intended to mitigate foreign currency exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries. Any change in value of the designated portion of the hedging instruments is recorded in AOCI, offsetting the foreign currency translation adjustment of the related net investments that is also recorded in AOCI.
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
The following table presents the pre-tax impact that changes in the fair value of our derivative instruments and non-derivative hedging instruments had on AOCI and earnings during each of the last three years:

	Classification in Statement of Operations	2018	2019	2020
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$(54)	$69	$61
Net gain (loss) reclassified from AOCI into earnings	Sales	(11)	6	23
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Sales	(5)	6	4
Net gain (loss) recognized in earnings	Other income (expense), net	9	6	(14)
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	(41)	45	22

Total amounts presented in the accompanying consolidated statements of operations for line items affected by the net gains (losses) shown above:
Sales		4,201	4,276	4,306
Other income (expense), net		16	15	(11)

We expect to reclassify $47 of deferred net gains on cash flow hedges recorded in AOCI as of April 30, 2020, to earnings during fiscal 2021. This reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur.

The following table presents the fair values of our derivative instruments as of April 30, 2019 and 2020:

	Balance Sheet Classification	Derivative Assets	Derivative Liabilities
April 30, 2019
Designated as cash flow hedges:
Currency derivatives	Other current assets	$21	$(2)
Currency derivatives	Other assets	22	(1)
Currency derivatives	Accrued expenses	—	(5)
Currency derivatives	Other liabilities	—	(1)
Not designated as hedges:
Currency derivatives	Accrued expenses	—	—
April 30, 2020
Designated as cash flow hedges:
Currency derivatives	Other current assets	49	(1)
Currency derivatives	Other assets	30	—
Currency derivatives	Accrued expenses	—	—
Currency derivatives	Other liabilities	—	—
Not designated as hedges:
Currency derivatives	Accrued expenses	—	(2)

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
Some of our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. The aggregate fair value of all derivatives with creditworthiness requirements that were in a net liability position was $6 and $2 at April 30, 2019 and 2020, respectively.
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

The following table summarizes the gross and net amounts of our derivative contracts:

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet	Net Amounts
April 30, 2019
Derivative assets	$43	$(3)	$40	$—	$40
Derivative liabilities	(9)	3	(6)	—	(6)
April 30, 2020
Derivative assets	79	(1)	78	—	78
Derivative liabilities	(3)	1	(2)	—	(2)

No cash collateral was received or pledged related to our derivative contracts as of April 30, 2019 or 2020.
14. Fair Value Measurements
The following table summarizes the assets and liabilities measured or disclosed at fair value on a recurring basis:

	2019		2020
April 30,	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$307	$307	$675	$675
Currency derivatives	40	40	78	78
Liabilities:
Currency derivatives	6	6	2	2
Short-term borrowings	150	150	333	333
Long-term debt	2,290	2,399	2,269	2,486

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
We measure some assets and liabilities at fair value on a nonrecurring basis. That is, we do not measure them at fair value on an ongoing basis, but we do adjust them to fair value in some circumstances (for example, when we determine that an asset is impaired). As discussed in Note 4, we recognized a non-cash impairment charge during the fourth quarter of fiscal 2020 related to our Chambord brand name. The impairment charge was based on the estimated fair value of the brand name, which we determined using the relief from royalty method, and which is categorized as Level 3 within the valuation hierarchy. No other material nonrecurring fair value measurements were required during the periods presented in these financial statements.
15. Leases

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
The following table shows the amounts and classification of ROU assets and lease liabilities on our balance sheet as of April 30, 2020:

	Classification	April 30, 2020
Right-of-use assets	Other assets	$51

Lease liabilities:
Current	Accounts payable and accrued expenses	$16
Non-current	Other liabilities	37
Total		$53

The following table shows information about the effects of leases during 2020:

2020
Total lease cost[1]	$29
Cash paid for amounts included in the measurement of lease liabilities[2]	21
Right-of-use assets obtained in exchange for new lease liabilities	35
1Consists primarily of operating lease cost. Other components of lease cost were not material.
2Classified within operating activities in the accompanying consolidated statement of cash flows.
The following table includes a maturity analysis of future (undiscounted) operating lease payments and a reconciliation of those payments to the lease liabilities recorded on our balance sheet as of April 30, 2020:

April 30, 2020
2021	$17
2022	13
2023	9
2024	6
2025	3
Thereafter	9
Total lease payments	57
Less: Present value discount	(4)
Lease liabilities	$53

Weighted-average discount rate	3.0%
Weighted-average remaining term	5.2 years

Future operating lease payments, under the prior accounting standard (ASC 840), were as follows as of April 30, 2019:

April 30, 2019
2020	$23
2021	16
2022	10
2023	5
2024	3
Thereafter	2
Total lease payments	$59

Rent expense for operating leases (under ASC 840) was $26 in 2018 and $28 in 2019.

16. Other Comprehensive Income
The following table presents the components of net other comprehensive income (loss) during each of the last three years:

	Pre-Tax	Tax	Net
Year Ended April 30, 2018
Currency translation adjustments:
Net gain (loss) on currency translation	$12	$12	$24
Reclassification to earnings	—	—	—
Other comprehensive income (loss), net	12	12	24
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	(54)	18	(36)
Reclassification to earnings[1]	11	(3)	8
Other comprehensive income (loss), net	(43)	15	(28)
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	5	(2)	3
Reclassification to earnings[2]	20	(7)	13
Other comprehensive income (loss), net	25	(9)	16

Total other comprehensive income (loss), net	$(6)	$18	$12

Year Ended April 30, 2019
Currency translation adjustments:
Net gain (loss) on currency translation	$(16)	$(11)	$(27)
Reclassification to earnings	—	—	—
Other comprehensive income (loss), net	(16)	(11)	(27)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	69	(16)	53
Reclassification to earnings[1]	(6)	1	(5)
Other comprehensive income (loss), net	63	(15)	48
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	(41)	10	(31)
Reclassification to earnings[2]	33	(8)	25
Other comprehensive income (loss), net	(8)	2	(6)

Total other comprehensive income (loss), net	$39	$(24)	$15

Year Ended April 30, 2020
Currency translation adjustments:
Net gain (loss) on currency translation	$(88)	$(6)	$(94)
Reclassification to earnings	—	—	—
Other comprehensive income (loss), net	(88)	(6)	(94)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	61	(14)	47
Reclassification to earnings[1]	(23)	6	(17)
Other comprehensive income (loss), net	38	(8)	30
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	(119)	28	(91)
Reclassification to earnings[2]	18	(4)	14
Other comprehensive income (loss), net	(101)	24	(77)

Total other comprehensive income (loss), net	$(151)	$10	$(141)
1Pre-tax amount is classified as sales in the accompanying consolidated statements of operations.
2Pre-tax amount is classified as non-operating postretirement expense in the accompanying consolidated statements of operations.

17. Supplemental Information
The following table presents net sales by geography:

	2018	2019	2020
Net sales:
United States	$1,529	$1,563	$1,690
United Kingdom	206	199	180
Germany	146	159	171
Australia	163	164	155
Mexico	162	166	155
Other	1,042	1,073	1,012
	$3,248	$3,324	$3,363

Net sales are attributed to countries based on where customers are located. See Note 8 for additional information about net sales, including net sales by product category.
Our two largest customers accounted for approximately 18% and 13% of consolidated net sales in 2020.
The net book value of property, plant, and equipment located outside the United States was $107 and $105 as of April 30, 2019 and 2020, respectively. Other long-lived assets located outside the United States are not significant.
We have concluded that our business constitutes a single operating segment.
18. Subsequent Event
On June 12, 2020, we entered into an agreement to sell assets related to the Early Times, Canadian Mist, and Collingwood brands (including intellectual property, inventories, and the Canadian Mist production assets) to Sazerac Company. The sale reflects the continued evolution of our portfolio strategy to focus on premium brands. We expect to recognize a gain on the sale at closing, which is currently expected to occur by October 31, 2020. The total carrying amount of the assets to be included in the sale is approximately 1% of our consolidated total assets.

Quarterly Financial Information (Unaudited)
(Expressed in millions, except per share amounts)

	Fiscal 2019					Fiscal 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$766	$910	$904	$744	$3,324	$766	$989	$899	$709	$3,363
Gross profit	523	590	571	482	2,166	498	619	557	453	2,127
Net income	200	249	227	159	835	186	282	231	128	827
Basic EPS	0.42	0.52	0.47	0.33	1.74	0.39	0.59	0.48	0.27	1.73
Diluted EPS	0.41	0.52	0.47	0.33	1.73	0.39	0.59	0.48	0.27	1.72
Cash dividends per share:
Declared	0.3160	—	0.3320	—	0.6480	0.3320	—	0.3486	—	0.6806
Paid	0.1580	0.1580	0.1660	0.1660	0.6480	0.1660	0.1660	0.1743	0.1743	0.6806

Note: Quarterly amounts may not add to amounts for the year due to rounding. Further, quarterly earnings per share (EPS) amounts may not add to amounts for the year because quarterly and annual EPS calculations are performed separately.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) (our principal executive and principal financial officers), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of fiscal 2020. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures: (a) are effective to ensure that information required to be disclosed by the Company in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (b) include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended April 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm. Management’s report on our internal control over financial reporting as of April 30, 2020, and our independent registered public accounting firm’s report on our internal control over financial reporting are set forth in “Item 8. Financial Statements and Supplementary Data.”
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Information on our Executive Officers is included under the caption “Employees and Executive Officers” in Part I of this report. For the other information required by this item, see the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 30, 2020, which information is incorporated into this report by reference: (a) “Proposal 1: Election of Directors” (for biographical information on directors and family relationships); (b) “Code of Conduct and Code of Ethics for Senior Financial Officers” (for information on our code of ethics); (c) “Selection of Directors” (for information on the procedures by which security holders may recommend nominees to the Company’s Board of Directors); and (d) “Corporate Governance” (for information on our Audit Committee).
Item 11. Executive Compensation
For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 30, 2020, which information is incorporated into this report by reference: (a) “Compensation Discussion and Analysis”; (b) “Compensation Tables”; (c) “Director Compensation”; (d) “Compensation Committee Interlocks and Insider Participation”; (e) “Compensation Committee Report”; and (f) “Pay Ratio Disclosure.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
For equity compensation plan information, refer to “Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.” For the other information required by this item, refer to the section entitled “Stock Ownership” of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 30, 2020, which information is incorporated into this report by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 30, 2020, which information is incorporated into this report by reference: (a) “Certain Relationships and Related Transactions”; and (b) “Our Independent Directors.”

Item 14. Principal Accounting Fees and Services
For the information required by this item, refer to the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 30, 2020, which information is incorporated into this report by reference: (a) “Fees Paid to Independent Registered Public Accounting Firm”; and (b) “Audit Committee Pre-Approval Policies and Procedures.”
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
101
The following materials from Brown-Forman Corporation’s Annual Report on Form 10-K for the fiscal year ended April 30, 2020, in Inline XBRL (eXtensible Business Reporting Language) format: (a) Consolidated Statements of Operations, (b) Consolidated Statements of Comprehensive Income, (c) Consolidated Balance Sheets, (d) Consolidated Statements of Cash Flows, (e) Consolidated Statements of Stockholders’ Equity, and (f) Notes to Consolidated Financial Statements.

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

Exhibit Index
3.2
Certificate of Amendment of Restated Certificate of Incorporation of registrant, incorporated into this report by reference to Exhibit 3.1 of Brown-Forman Corporation’s Form 8-K filed on August 9, 2016 (File No. 001-00123).

3.3
By-laws of registrant, as amended and restated effective May 21, 2020, incorporated into this report by reference to Exhibit 3.1 of Brown-Forman Corporation’s Form 8-K filed on May 27, 2020 (File No. 001-00123).

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

4.7	Form of 2.25% Note due 2023, incorporated into this report by reference to Exhibit 4.5 of Brown-Forman Corporation’s Form 8-K filed on December 12, 2012 (File No. 002-26821).
4.8	Form of 1.200% Note due 2026, incorporated into this report by reference to Exhibit 4.5 of Brown-Forman Corporation’s Form 8-K filed on July 8, 2016 (File No. 002-26821).
4.9	Form of 2.600% Note due 2028, incorporated into this report by reference to Exhibit 4.6 of Brown-Forman Corporation’s Form 8-K filed on July 8, 2016 (File No. 002-26821).
4.10	Form of 3.500% Note due 2025, incorporated into this report by reference to Exhibit 4.5 of Brown-Forman Corporation’s Form 8-K filed on March 26, 2018 (File No. 001-00123).
4.11	Form of 3.75% Note due 2043, incorporated into this report by reference to Exhibit 4.6 of Brown-Forman Corporation’s Form 8-K filed on December 12, 2012 (File No. 002-26821).
4.12	Form of 4.00% Note due 2038, incorporated into this report by reference to Exhibit 4.6 of Brown-Forman Corporation’s Form 8-K filed on March 26, 2018 (File No. 001-00123).
4.13	Form of 4.500% Notes due 2045, incorporated into this report by reference to Exhibit 4.5 of Brown-Forman Corporation’s Form 8-K filed on June 29, 2015 (File No. 002-26821).
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

Exhibit Index
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

10.21
Letter Agreement between Brown-Forman Corporation and Jill A. Jones dated May 14, 2018, incorporated into this report by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 8-K filed on May 16, 2018 (File No. 001-00123).*

16
Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission dated February 25, 2020, incorporated into this report by reference to Exhibit 16.1 of Brown-Forman Corporation’s Form 8-K filed on February 25, 2020 (File No. 001-00123).

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
President and Chief Executive Officer
Date: June 19, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on June 19, 2020, as indicated:

/s/ Geo. Garvin Brown IV
By:	Geo. Garvin Brown IV
Director, Chairman of the Board

/s/ Lawson E. Whiting
By:	Lawson E. Whiting
Director, President and Chief Executive Officer of the Company (Principal Executive Officer)

/s/ Patrick Bousquet-Chavanne
By:	Patrick Bousquet-Chavanne
Director

/s/ Campbell P. Brown
By:	Campbell P. Brown
Director

/s/ Stuart R. Brown
By:	Stuart R. Brown
Director

/s/ Bruce L. Byrnes
By:	Bruce L. Byrnes
Director

/s/ John D. Cook
By:	John D. Cook
Director

/s/ Marshall B. Farrer
By:	Marshall B. Farrer
Director

/s/ Laura L. Frazier
By:	Laura L. Frazier
Director

/s/ Kathleen M. Gutmann
By:	Kathleen M. Gutmann
Director

/s/ Augusta Brown Holland
By:	Augusta Brown Holland
Director

/s/ Michael J. Roney
By:	Michael J. Roney
Director

/s/ Tracy L. Skeans
By:	Tracy L. Skeans
Director

/s/ Michael A. Todman
By:	Michael A. Todman
Director

/s/ Jane C. Morreau
By:	Jane C. Morreau
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Kelli N. Brown
By:	Kelli N. Brown
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Brown-Forman Corporation and Subsidiaries
Schedule II – Valuation and Qualifying Accounts
For the Years Ended April 30, 2018, 2019, and 2020
(Expressed in millions)

Col. A	Col. B	Col. C(1)	Col. C(2)	Col. D		Col. E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions		Balance at End of Period
2018
Allowance for doubtful accounts	$7	$—	$—	$—		$7
Deferred tax valuation allowance	$30	$3	$1	$5		$29
2019
Allowance for doubtful accounts	$7	$1	$—	$1	(1)	$7
Deferred tax valuation allowance	$29	$1	$1	$6		$25
2020
Allowance for doubtful accounts	$7	$4	$—	$—		$11
Deferred tax valuation allowance	$25	$2	$—	$5		$22

(1)	Doubtful accounts written off, net of recoveries.