Form 10-K/A
period 2020-04-30
BROWN FORMAN CORP
filed 2020-06-22
CIK 14693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

Explanatory Note

Brown-Forman Corporation (the “Company,” “Brown-Forman,” “we,” “us,” or “our” below) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the fiscal year ended April 30, 2020, originally filed with the Securities and Exchange Commission on June 19, 2020 (the “Original Form 10-K”).  The Report of Independent Registered Public Accounting Firm included an immaterial typographical error and the Company is filing this Amendment No. 1 solely to correct the error.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1. In addition, the consent filed as Exhibit 23 to this Amendment No. 1 is dated as of the filing date of this Amendment No. 1.

Except as described above, this Amendment No. 1 does not modify or update disclosure in the Original Form 10-K. Furthermore, this Amendment No. 1 does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the Original 10-K. For ease of reference, the entire Form 10-K, including all other exhibits filed therewith, is included with this Amendment No. 1.

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
Our MD&A is organized as follows:

Table of Contents
Page
Presentation basis. This MD&A reflects the basis of presentation described in Note 1 “Accounting Policies” to the Consolidated Financial Statements. In addition, we define statistical and non-GAAP financial measures that we believe help readers understand our results of operations and the trends affecting our business.	28
Significant developments. We discuss developments during the most recent two fiscal years. Please read this section in conjunction with “Item 1. Business,” which provides a general description of our business and strategy.	31
Executive summary. We discuss (a) fiscal 2020 highlights and (b) our outlook for fiscal 2021, including the trends, developments, and uncertainties that we expect to affect our business.	33
Results of operations. We discuss (a) fiscal 2020 results for our largest markets, (b) fiscal 2020 results for our largest brands, and (c) the causes of year-over-year changes in our statements of operations line items, including transactions and other items that affect the comparability of our results, for fiscal years 2020 and 2019.	35
Liquidity and capital resources. We discuss (a) the causes of year-over-year changes in cash flows from operating activities, investing activities, and financing activities; (b) recent and expected future capital expenditures; (c) dividends and share repurchases; and (d) our liquidity position, including capital resources available to us.	42
Off-balance sheet arrangements.	43
Long-term obligations.	44
Critical accounting policies and estimates. We discuss the critical accounting policies and estimates that require significant management judgment.	44
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

Quantitative Impairment Assessment of Brand Names Intangible Assets

As described in Notes 1 and 5 to the consolidated financial statements, the other intangible assets balance as of April 30, 2020 was $635 million. The balance consists of brand names and trademarks, with a significant portion relating to brand names, all of which are considered to have indefinite useful lives. The Company assesses its brand names for impairment at least annually, or more frequently if circumstances indicate the carrying amount may be impaired. The Company has the option, before quantifying the fair value of brand names, to evaluate qualitative factors to assess whether it is more likely than not that the brand names are impaired. If determined that is not the case, there is no requirement to quantify fair value. Where a quantitative assessment is performed, a brand name is impaired when its carrying amount exceeds its estimated fair value, in which case management writes down the brand name to its estimated fair value. The fair value of a brand name is typically estimated using either the “relief from royalty” or “excess earnings” method. Management also considers market values for similar assets when available. As described in Note 1, considerable judgment is necessary to estimate fair value, including the selection of assumptions about future cash flows, discount rates, and royalty rates. During the fourth quarter of fiscal 2020, the Company recognized a non-cash impairment charge of $13 million for its Chambord brand name. The Company determined Chambord’s fair value based on the relief from royalty method, using current assumptions.

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
101
The following materials from Brown-Forman Corporation’s Annual Report on Form 10-K/A for the fiscal year ended April 30, 2020, in Inline XBRL (eXtensible Business Reporting Language) format: (a) Consolidated Statements of Operations, (b) Consolidated Statements of Comprehensive Income, (c) Consolidated Balance Sheets, (d) Consolidated Statements of Cash Flows, (e) Consolidated Statements of Stockholders’ Equity, and (f) Notes to Consolidated Financial Statements.

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
Date: June 22, 2020

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