Form 10-Q
period 2020-07-31
BROWN FORMAN CORP
filed 2020-09-02
CIK 14693

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 31, 2020

Class A Common Stock (voting), $0.15 par value	169,091,412
Class B Common Stock (nonvoting), $0.15 par value	309,360,023

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended
	July 31,
	2019	2020
Sales	$978	$987
Excise taxes	212	234
Net sales	766	753
Cost of sales	268	288
Gross profit	498	465
Advertising expenses	92	62
Selling, general, and administrative expenses	164	148
Gain on sale of business	—	(127)
Other expense (income), net	(6)	(5)
Operating income	248	387
Non-operating postretirement expense	1	1
Interest income	(2)	—
Interest expense	21	20
Income before income taxes	228	366
Income taxes	42	42
Net income	$186	$324
Earnings per share:
Basic	$0.39	$0.68
Diluted	$0.39	$0.67
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended
	July 31,
	2019	2020
Net income	$186	$324
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(13)	62
Cash flow hedge adjustments	9	(45)
Postretirement benefits adjustments	3	7
Net other comprehensive income (loss)	(1)	24
Comprehensive income	$185	$348
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions)

	April 30, 2020	July 31, 2020
Assets
Cash and cash equivalents	$675	$908
Accounts receivable, less allowance for doubtful accounts of $11 and $12 at April 30 and July 31, respectively	570	721
Inventories:
Barreled whiskey	1,092	1,074
Finished goods	320	352
Work in process	172	189
Raw materials and supplies	101	126
Total inventories	1,685	1,741
Other current assets	335	276
Total current assets	3,265	3,646
Property, plant and equipment, net	848	834
Goodwill	756	760
Other intangible assets	635	657
Deferred tax assets	15	58
Other assets	247	236
Total assets	$5,766	$6,191
Liabilities
Accounts payable and accrued expenses	$517	$545
Dividends payable	—	84
Accrued income taxes	30	73
Short-term borrowings	333	389
Total current liabilities	880	1,091
Long-term debt	2,269	2,316
Deferred tax liabilities	177	156
Accrued pension and other postretirement benefits	297	297
Other liabilities	168	181
Total liabilities	3,791	4,041
Commitments and contingencies
Stockholders’ Equity
Common stock:
Class A, voting, $0.15 par value (170,000,000 shares authorized; 170,000,000 shares issued)	25	25
Class B, nonvoting, $0.15 par value (400,000,000 shares authorized; 314,532,000 shares issued)	47	47
Retained earnings	2,708	2,849
Accumulated other comprehensive income (loss), net of tax	(547)	(523)
Treasury stock, at cost (6,323,000 and 6,089,000 shares at April 30 and July 31, respectively)	(258)	(248)
Total stockholders’ equity	1,975	2,150
Total liabilities and stockholders’ equity	$5,766	$6,191
 See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Three Months Ended
	July 31,
	2019	2020
Cash flows from operating activities:
Net income	$186	$324
Adjustments to reconcile net income to net cash provided by operations:
Gain on sale of business	—	(127)
Depreciation and amortization	18	19
Stock-based compensation expense	3	3
Deferred income tax provision	(9)	(43)
Other, net	1	(9)
Changes in assets and liabilities, net of business acquisitions and dispositions:
Accounts receivable	(20)	(133)
Inventories	(100)	(57)
Other current assets	(4)	31
Accounts payable and accrued expenses	(34)	26
Accrued income taxes	35	45
Other operating assets and liabilities	(4)	12
Cash provided by operating activities	72	91
Cash flows from investing activities:
Proceeds from sale of business	—	177
Acquisition of business, net of cash acquired	(22)	—
Additions to property, plant, and equipment	(21)	(15)
Cash provided by (used for) investing activities	(43)	162
Cash flows from financing activities:
Proceeds from short-term borrowings, maturities greater than 90 days	—	159
Repayments of short-term borrowings, maturities greater than 90 days	—	(70)
Net change in short-term borrowings, maturities of 90 days or less	67	(34)
Payments of withholding taxes related to stock-based awards	(13)	(9)
Acquisition of treasury stock	(1)	—
Dividends paid	(79)	(83)
Cash used for financing activities	(26)	(37)
Effect of exchange rate changes on cash and cash equivalents	(3)	17
Net increase in cash and cash equivalents	—	233
Cash and cash equivalents, beginning of period	307	675
Cash and cash equivalents, end of period	$307	$908
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

We suggest that you read these condensed financial statements together with the financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020, as amended (2020 Form 10-K). We prepared the accompanying financial statements on a basis that is substantially consistent with the accounting principles applied in our 2020 Form 10-K.

2.    Earnings Per Share
We calculate basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share further includes the dilutive effect of stock-based compensation awards. We calculate that dilutive effect using the “treasury stock method” (as defined by GAAP).

The following table presents information concerning basic and diluted earnings per share:

	Three Months Ended
	July 31,
(Dollars in millions, except per share amounts)	2019	2020
Net income available to common stockholders	$186	$324

Share data (in thousands):
Basic average common shares outstanding	477,369	478,327
Dilutive effect of stock-based awards	2,719	2,102
Diluted average common shares outstanding	480,088	480,429

Basic earnings per share	$0.39	$0.68
Diluted earnings per share	$0.39	$0.67

We excluded common stock-based awards for approximately 362,000 shares and 34,000 shares from the calculation of diluted earnings per share for the three months ended July 31, 2019 and 2020, respectively. We excluded those awards because they were not dilutive for those periods under the treasury stock method.

3.    Inventories
Inventories are valued at the lower of cost or net realizable value. Some of our consolidated inventories are valued using the last-in, first-out (LIFO) method, which we use for the majority of our U.S. inventories. If the LIFO method had not been used, inventories at current cost would have been $311 million higher than reported as of April 30, 2020, and $321 million higher than reported as of July 31, 2020. Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

4.    Goodwill and Other Intangible Assets
The following table shows the changes in goodwill (which includes no accumulated impairment losses) and other intangible assets during the three months ended July 31, 2020:

(Dollars in millions)	Goodwill	Other Intangible Assets
Balance at April 30, 2020	$756	$635
Sale of business (Note 14)	(4)	(1)
Foreign currency translation adjustment	8	23
Balance at July 31, 2020	$760	$657

Our other intangible assets consist of trademarks and brand names, all with indefinite useful lives.

5.    Commitments and Contingencies
We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe it is reasonably possible that these existing loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies were recorded as of July 31, 2020.

We have guaranteed the repayment by a third-party importer of its obligation under a bank credit facility that it uses in connection with its importation of our products in Russia. If the importer were to default on that obligation, which we believe is unlikely, our maximum possible exposure under the existing terms of the guaranty would be approximately $9 million (subject to changes in foreign currency exchange rates). Both the fair value and carrying amount of the guaranty are insignificant. As of July 31, 2020, our actual exposure under the guaranty of the importer’s obligation was approximately $3 million. We also have accounts receivable from that importer of approximately $6 million at July 31, 2020, which we expect to collect in full. Based on the financial support we provide to the importer, we believe it meets the definition of a variable interest entity. However, because we do not control this entity, it is not included in our consolidated financial statements.

On May 30, 2019, we notified Bacardi Martini Ltd. (“Bacardi”) of our intention not to renew the terms of our United Kingdom (U.K.) Cost Sharing Agreement (the “Agreement”) whereby Bacardi provided certain services (e.g., warehousing and logistics, sales, reporting, treasury, tax, and other services) and Brown-Forman and Bacardi split the associated overhead for those services. For purposes of conducting business, Brown-Forman and Bacardi established a U.K. trade name, “Bacardi Brown-Forman Brands,” through which our products and Bacardi’s products were sold in the U.K. On a monthly basis, Bacardi would remit to us the revenues from sales of our products, net of our agreed contributions for overhead costs under the Agreement. On April 30, 2020, the Agreement expired according to its terms.

Following delivery of our notice and upon expiration of the Agreement, Bacardi alleged that it was entitled to approximately £49 million under the principle of commercial agency in the U.K., as well as additional compensation for the winding up of business conducted under the Agreement and for remitting the associated funds owed to us. From monthly settlements following the expiration of the Agreement, Bacardi withheld over £50 million owed to us, effectively bypassing the dispute resolution process under the Agreement.

In response to Bacardi’s actions, we initiated a lawsuit on August 20, 2020, in the Commercial Court in the U.K. seeking reimbursement of the amounts wrongfully withheld. Shortly thereafter, Bacardi filed a demand for arbitration seeking a determination that it was entitled to compensation as a commercial agent and for additional compensation for the work completed following the expiration of the Agreement.

Since it was raised, we have disputed Bacardi’s claim of commercial agency compensation and issued demands that Bacardi adhere to the dispute resolution process mandated by the Agreement and return the in excess of £50 million that Bacardi has wrongfully withheld from us. Given the early stages of the litigation and arbitration process, we are unable to estimate the range of reasonably possible loss, if any.

6.    Debt
Our long-term debt (net of unamortized discount and issuance costs) consists of:

(Principal and carrying amounts in millions)	April 30, 2020	July 31, 2020
2.25% senior notes, $250 principal amount, due January 15, 2023	$249	$249
3.50% senior notes, $300 principal amount, due April 15, 2025	297	297
1.20% senior notes, €300 principal amount, due July 7, 2026	324	352
2.60% senior notes, £300 principal amount, due July 7, 2028	369	388
4.00% senior notes, $300 principal amount, due April 15, 2038	294	294
3.75% senior notes, $250 principal amount, due January 15, 2043	248	248
4.50% senior notes, $500 principal amount, due July 15, 2045	488	488
	$2,269	$2,316

Our short-term borrowings of $333 million as of April 30, 2020, and $389 million as of July 31, 2020, consisted primarily of borrowings under our commercial paper program.

(Dollars in millions)	April 30, 2020	July 31, 2020
Commercial paper	$333	$377
Average interest rate	1.29%	0.54%
Average remaining days to maturity	73	66

7.    Stockholders’ Equity
The following table shows the changes in stockholders’ equity by quarter during the three months ended July 31, 2019:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2019	$25	$47	$—	$2,238	$(363)	$(300)	$1,647
Adoption of ASU 2018-02				43	(43)		—
Net income				186			186
Net other comprehensive income (loss)					(1)		(1)
Declaration of cash dividends				(158)			(158)
Acquisition of treasury stock						(1)	(1)
Stock-based compensation expense			3				3
Stock issued under compensation plans						16	16
Loss on issuance of treasury stock issued under compensation plans			(2)	(27)			(29)
Balance at July 31, 2019	$25	$47	$1	$2,282	$(407)	$(285)	$1,663

The following table shows the changes in stockholders’ equity by quarter during the three months ended July 31, 2020:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2020	$25	$47	$—	$2,708	$(547)	$(258)	$1,975
Net income				324			324
Net other comprehensive income (loss)					24		24
Declaration of cash dividends				(167)			(167)
Stock-based compensation expense			3				3
Stock issued under compensation plans						10	10
Loss on issuance of treasury stock issued under compensation plans			(3)	(16)			(19)
Balance at July 31, 2020	$25	$47	$—	$2,849	$(523)	$(248)	$2,150

The following table shows the change in each component of accumulated other comprehensive income (AOCI), net of tax, during the three months ended July 31, 2020:

(Dollars in millions)	Currency Translation Adjustments	Cash Flow Hedge Adjustments	Postretirement Benefits Adjustments	Total AOCI
Balance at April 30, 2020	$(302)	$60	$(305)	$(547)
Net other comprehensive income (loss)	62	(45)	7	24
Balance at July 31, 2020	$(240)	$15	$(298)	$(523)

The following table shows the cash dividends declared per share on our Class A and Class B common stock during the three months ended July 31, 2020:

Declaration Date	Record Date	Payable Date	Amount per Share
May 21, 2020	June 8, 2020	July 1, 2020	$0.1743
July 23, 2020	September 4, 2020	October 1, 2020	$0.1743

8.    Net Sales
The following table shows our net sales by geography:

	Three Months Ended
	July 31,
(Dollars in millions)	2019	2020
United States	$374	$387
Developed International[1]	205	231
Emerging[2]	133	107
Travel Retail[3]	32	13
Non-branded and bulk[4]	22	15
Total	$766	$753

1Represents net sales of branded products to “advanced economies” as defined by the International Monetary Fund (IMF), excluding the United States. Our largest developed international markets are the United Kingdom, Germany, Australia, and France.
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

The following table shows our net sales by product category:

	Three Months Ended
	July 31,
(Dollars in millions)	2019	2020
Whiskey[1]	$600	$595
Tequila[2]	68	68
Wine[3]	39	41
Vodka[4]	26	19
Rest of portfolio	11	15
Non-branded and bulk[5]	22	15
Total	$766	$753

1Includes all whiskey spirits and whiskey-based flavored liqueurs, ready-to-drink, and ready-to-pour products. The brands included in this category are the Jack Daniel's family of brands, the Woodford Reserve family of brands, GlenDronach, BenRiach, Glenglassaugh, the Old Forester family of brands, Slane Irish Whiskey, and Coopers’ Craft. Also includes the Early Times, Canadian Mist, and Collingwood brands, which we divested on July 31, 2020 (Note 14).
2Includes el Jimador, the Herradura family of brands, New Mix, Pepe Lopez, and Antiguo.
3Includes Korbel Champagnes and Sonoma-Cutrer wines.
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

	Three Months Ended
	July 31,
(Dollars in millions)	2019	2020
Pension Benefits:
Service cost	$6	$7
Interest cost	8	6
Expected return on plan assets	(12)	(12)
Amortization of net actuarial loss	5	7
Net cost	$7	$8

Other Postretirement Benefits:
Interest cost	$1	$1
Amortization of prior service cost (credit)	(1)	(1)
Net cost	$—	$—

10.    Income Taxes
Our consolidated interim effective tax rate is based on our expected annual operating income, statutory tax rates, and income tax laws in the various jurisdictions where we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the fiscal quarter in which the related event or a change in judgment occurs. The effective tax rate of 11.6% for the three months ended July 31, 2020, was lower than the expected tax rate of 21.0% on ordinary income for the full fiscal year primarily due to a deferred tax benefit related to an intercompany transfer of assets and excess tax benefits related to stock-based compensation. The effective tax rate of 11.6% for the three months ended July 31, 2020, was lower than the effective tax rate of 18.2% for the three months ended July 31, 2019, primarily due to a deferred tax benefit related to an intercompany transfer of assets. Our expected tax rates include current fiscal year additions for existing tax contingency items.

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

We had outstanding currency derivatives, related primarily to our euro, British pound, and Australian dollar exposures, with notional amounts for all hedged currencies totaling $1,026 million at April 30, 2020 and $986 million at July 31, 2020. As of July 31, 2020, the maximum term of our outstanding derivative contracts was 36 months.

We also use foreign currency-denominated debt to help manage our foreign currency exchange risk. As of July 31, 2020, $646 million of our foreign currency-denominated debt instruments were designated as net investment hedges. These net investment hedges are intended to mitigate foreign currency exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries. Any change in value of the designated portion of the hedging instruments is recorded in AOCI, offsetting the foreign currency translation adjustment of the related net investments that is also recorded in AOCI.

At inception, we expect each financial instrument designated as a hedge to be highly effective in offsetting the financial exposure it is designed to mitigate. We also assess the effectiveness on an ongoing basis. If determined to no longer be highly effective, designation and accounting for the instrument as a hedge would be discontinued.

We use forward purchase contracts with suppliers to protect against corn price volatility. We expect to take physical delivery of the corn underlying each contract and use it for production over a reasonable period of time. Accordingly, we account for these contracts as normal purchases rather than as derivative instruments.

The following tables present the pre-tax impact that changes in the fair value of our derivative instruments and non-derivative hedging instruments had on AOCI and earnings:

		Three Months Ended
		July 31,
(Dollars in millions)	Classification	2019	2020
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$15	$(49)
Net gain (loss) reclassified from AOCI into earnings	Sales	4	11
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Sales	$—	$(6)
Net gain (loss) recognized in earnings	Other income (expense), net	1	8
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	$23	$(39)

Total amounts presented in the accompanying condensed consolidated statements of operations for line items affected by the net gains (losses) shown above:
Sales		$978	$987
Other income (expense), net		6	5

We expect to reclassify $14 million of deferred net gains on cash flow hedges recorded in AOCI as of July 31, 2020, to earnings during the next 12 months. This reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur.

The following table presents the fair values of our derivative instruments:

		April 30, 2020		July 31, 2020
(Dollars in millions)	Classification	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Designated as cash flow hedges:
Currency derivatives	Other current assets	$49	$(1)	$19	$(2)
Currency derivatives	Other assets	30	—	4	(1)
Currency derivatives	Accrued expenses	—	—	2	(3)
Currency derivatives	Other liabilities	—	—	3	(8)
Not designated as hedges:
Currency derivatives	Other current assets	—	—	4	—
Currency derivatives	Other assets	—	—	—	—
Currency derivatives	Accrued expenses	—	(2)	—	—
Currency derivatives	Other liabilities	—	—	—	—

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

Some of our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. The aggregate fair value of all derivatives with creditworthiness requirements that were in a net liability position was $2 million at April 30, 2020, and $5 million at July 31, 2020.

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

The following table summarizes the gross and net amounts of our derivative contracts:

(Dollars in millions)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet	Net Amounts
April 30, 2020
Derivative assets	$79	$(1)	$78	$—	$78
Derivative liabilities	(3)	1	(2)	—	(2)
July 31, 2020
Derivative assets	32	(8)	24	(1)	23
Derivative liabilities	(14)	8	(6)	1	(5)

No cash collateral was received or pledged related to our derivative contracts as of April 30, 2020, or July 31, 2020.

12.    Fair Value Measurements
The following table summarizes the assets and liabilities measured or disclosed at fair value on a recurring basis:

	April 30, 2020		July 31, 2020
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$675	$675	$908	$908
Currency derivatives	78	78	24	24
Liabilities
Currency derivatives	2	2	6	6
Short-term borrowings	333	333	389	389
Long-term debt	2,269	2,486	2,316	2,757

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

13.    Other Comprehensive Income
The following tables show the components of net other comprehensive income (loss):

	Three Months Ended			Three Months Ended
	July 31, 2019			July 31, 2020
(Dollars in millions)	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Currency translation adjustments:
Net gain (loss) on currency translation	$(8)	$(5)	$(13)	$53	$9	$62
Reclassification to earnings	—	—	—	—	—	—
Other comprehensive income (loss), net	(8)	(5)	(13)	53	9	62
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	15	(3)	12	(49)	12	(37)
Reclassification to earnings[1]	(4)	1	(3)	(11)	3	(8)
Other comprehensive income (loss), net	11	(2)	9	(60)	15	(45)
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	—	—	—	—	—	—
Reclassification to earnings[2]	4	(1)	3	10	(3)	7
Other comprehensive income (loss), net	4	(1)	3	10	(3)	7

Total other comprehensive income (loss), net	$7	$(8)	$(1)	$3	$21	$24
1Pre-tax amount is classified as sales in the accompanying condensed consolidated statements of operations.
2For three months ended July 31, 2019, the pre-tax amount of $4 is classified as non-operating postretirement expense in the accompanying condensed consolidated statements of operations. For three months ended July 31, 2020, $6 of the pre-tax amount is classified as non-operating postretirement expense; $4 of the pretax amount is classified in gain on sale of business.

14.    Gain on Sale of Business
On July 31, 2020, we sold the Early Times, Canadian Mist, and Collingwood brands for $177 million in cash (subject to a post-closing inventory adjustment). The sale reflects the continued evolution of our portfolio strategy to focus on premium spirits brands. The total book value of the related business assets included in the sale was $50 million, consisting largely of inventories, the Canadian Mist production assets, and intellectual property. As a result of the sale, we recognized a pre-tax gain of $127 million during the first quarter of fiscal 2021.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with both our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report and our 2020 Form 10-K, as amended (2020 Form 10-K). Note that the results of operations for the three months ended July 31, 2020, do not necessarily indicate what our operating results for the full fiscal year will be. In this Item, “we,” “us,” “our,” “Brown-Forman,” and the “Company” refer to Brown-Forman Corporation and its consolidated subsidiaries, collectively.

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

In fiscal 2020, we acquired 100% of the voting interests in The 86 Company, which owns Fords Gin. During the first quarter of fiscal 2021, we sold our Early Times, Canadian Mist, and Collingwood brands and related assets, which resulted in a one-time pre-tax gain of $127 million. See Note 14 to the Condensed Consolidated Financial Statements for details. This adjustment removes (a) transaction and integration costs related to the acquisition and divestiture, (b) operating activity for The 86 Company for the non-comparable period, which is activity in the first quarter of fiscal 2021, and (c) the gain on sale of Early Times, Canadian Mist, and Collingwood. We believe that these adjustments allow for us to better understand our underlying results on a comparable basis.

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

Definitions
Aggregations.
From time to time, to explain our results of operations or to highlight trends and uncertainties affecting our business, we aggregate markets according to stage of economic development as defined by the International Monetary Fund (IMF), and we aggregate brands by product category. We define our geographic and brand aggregations below.
Geographic Aggregations.
In “Results of Operations - Fiscal 2021 Year-to-Date Highlights,” we provide supplemental information for our largest markets ranked by percentage of total fiscal 2020 net sales. In addition to markets that are listed by country name, we include the following aggregations:

•
“Developed International” markets are “advanced economies” as defined by the IMF, excluding the United States. Our largest developed international markets are the United Kingdom, Germany, Australia, and France. This aggregation represents our net sales of branded products to these markets.

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
Brand Aggregations.
In “Results of Operations - Fiscal 2021 Year-to-Date Highlights,” we provide supplemental information for our largest brands ranked by percentage of total fiscal 2020 net sales. In addition to brands that are listed by name, we include the following aggregations:

•
“Whiskey” includes all whiskey spirits and whiskey-based flavored liqueurs, ready-to-drink (RTD), and ready-to-pour products (RTP). The brands included in this category are the Jack Daniel’s family of brands, the Woodford Reserve family of brands (Woodford Reserve), GlenDronach, BenRiach, Glenglassaugh, the Old Forester family of brands (Old Forester), Slane Irish Whiskey, and Coopers’ Craft. Also includes the Early Times, Canadian Mist, and Collingwood brands, which we divested on July 31, 2020. See Note 14 to the Condensed Consolidated Financial Statements for details.

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

•
“Jack Daniel’s RTD and RTP” products include Jack Daniel’s & Cola, Jack Daniel’s Country Cocktails, Jack Daniel’s & Diet Cola, Jack & Ginger, Jack Daniel’s Double Jack, Gentleman Jack & Cola, Jack Daniel’s Lynchburg Lemonade, Jack Daniel’s American Serve, Jack Daniel’s Tennessee Honey RTD, Jack Daniel’s Berry, Jack Daniel’s Cider, Jack Daniel’s Whiskey & Seltzer, and the seasonal Jack Daniel’s Winter Jack RTP.

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

•
“Consumer takeaway.” When discussing trends in the market, we refer to consumer takeaway, a term commonly used in the beverage alcohol industry. Consumer takeaway refers to the purchase of product by consumers from retail outlets, including products purchased through e-premise channels, as measured by volume or retail sales value. This information is provided by third parties, such as Nielsen and the National Alcohol Beverage Control Association (NABCA). Our estimates of market share or changes in market share are derived from consumer takeaway data using the retail sales value metric. We believe consumer takeaway is a leading indicator of how consumer demand is trending.

Important Information on Forward-Looking Statements:
This report contains statements, estimates, and projections that are “forward-looking statements” as defined under U.S. federal securities laws. Words such as “aim,” “anticipate,” “aspire,” “believe,” “can,” “continue,” “could,” “envision,” “estimate,” “expect,” “expectation,” “intend,” “may,” “might,” “plan,” “potential,” “project,” “pursue,” “see,” “seek,” “should,” “will,” “would,” and similar words indicate forward-looking statements, which speak only as of the date we make them. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. By their nature, forward-looking statements involve risks, uncertainties, and other factors (many beyond our control) that could cause our actual results to differ materially from our historical experience or from our current expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors of our 2020 Form 10-K, those described in Part II, Item 1A of this report, and those described from time to time in our future reports filed with the Securities and Exchange Commission, including:

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

Overview
COVID-19
COVID-19 negatively affected our results in the fourth quarter of fiscal 2020 and continued to impact our results for the three months ended July 31, 2020. The impact continues to be concentrated in (a) the on-premise as a result of the restrictions in the channel (representing nearly 20% of our business), (b) our Travel Retail channel as a result of travel bans and other restrictions, and (c) our emerging markets. Solid off-premise gains across many of our developed markets, which reflected an increase in at-home consumption and strong growth in the e-premise channel, offset the significant reduction in sales in the on-premise, Travel Retail, and emerging markets. While the financial impact of COVID-19 on our results is difficult to measure, it has had an impact on our operating income and business operations. We discuss the effect of COVID-19 on our results where relevant below.
Despite the ongoing effects resulting from COVID-19 on our results in the first quarter, we believe we remain in a strong financial position, and our capacity to generate solid operating cash flow remains sound, allowing us to navigate this crisis as circumstances evolve. Additionally, we have no current or impending shareholder distributions beyond regular dividends and no maturities of long-term debt until our fiscal 2023. See “Liquidity and Financial Condition” below for details.
Fiscal 2021 Year-to-Date Highlights

•
We delivered reported net sales of $753 million, a decrease of 2% compared to the same period last year. Excluding an estimated net decrease in distributor inventories, we grew underlying net sales 3%. Net sales for our markets and brands were affected by COVID-19 during the first quarter of fiscal 2021. Underlying growth was driven by (a) JD RTDs, (b) the continued launch of JDTA, (c) our tequila brands, and (d) our premium bourbon brands, led by Woodford Reserve. Declines of JDTW due to the adverse affect of COVID-19 partially offset this underlying growth. From a geographic perspective, the United States led the underlying net sales growth with developed international markets also contributing. These gains were partially offset by a decline in the underlying net sales in our Travel Retail channel, our used barrel sales, and emerging markets.

•
We delivered reported operating income of $387 million, an increase of 56% compared to the same period of last year. Excluding (a) the gain on sale of Early Times, Canadian Mist, and Collingwood, (b) an estimated net decrease in distributor inventories, and (c) the positive effect of foreign exchange, underlying operating income grew 15%.

•
We delivered diluted earnings per share of $0.67, an increase of 73% compared to the same period last year, including an estimated $0.19 per share benefit from the gain on sale of Early Times, Canadian Mist, and Collingwood and an $0.08 per share benefit from a discrete tax item recognized during the quarter related to an intercompany transfer of assets.

Summary of Operating Performance

	Three Months Ended July 31,
(Dollars in millions)	2019	2020	Reported Change		Underlying Change[1]
Net sales	$766	$753	(2%)		3%
Cost of sales	268	288	7%		12%
Gross profit	498	465	(7%)		(1%)
Advertising	92	62	(33%)		(34%)
SG&A	164	148	(10%)		(10%)
Gain on sale of business	—	(127)	NA		—%
Other expense (income), net	(6)	(5)	(26%)		(66%)
Operating income	248	387	56%		15%

Total operating expenses[2]	$250	$205	(18%)		(17%)

As a percentage of net sales[3]
Gross profit	64.9%	61.7%	(3.2	)pp
Operating income	32.4%	51.4%	19.0	pp
Non-operating postretirement expense	$1	$1	28%
Interest expense, net	$19	$20	4%
Effective tax rate	18.2%	11.6%	(6.6	)pp
Diluted earnings per share	$0.39	$0.67	73%
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
Fiscal 2021 Outlook
We continue to face substantial uncertainty related to the evolving COVID-19 pandemic, its effect on the global economy, and ultimately its effect on the consumers of our brands. Our ability to make, ship, and market our brands to our consumers has not been materially impacted by COVID-19, and we do not expect that to change. How we sell our brands looks different due to COVID-19, but we do not expect a material limit on our ability to sell our brands to our consumers. We continue to closely monitor key developments in our markets, including (a) the stage of recovery, (b) industry and consumer behavior, (c) macroeconomic conditions, and (d) the timing, likelihood, severity, and restrictions associated with any future waves of COVID-19.
As a result of these uncertainties and low visibility on recovery, and consistent with our 2020 Form 10-K, we are not able to provide quantitative guidance for fiscal 2021 at this time. From a qualitative perspective, we believe that (a) the Travel Retail channel will not recover during this fiscal year, (b) the timing and strength of the on-premise channel recovery will depend on a variety of factors, but will likely not be at full capacity by the fiscal-year end, and (c) our emerging markets will remain down for the fiscal year. Our gross margin will likely remain under pressure for the year driven by the expectation of higher input cost and mix shifts. However, where our gross margin ultimately lands will depend not only on the volumes of our business, but the mix of our business by geography, portfolio, channel, and size.
We believe we are well positioned to invest effectively as the recovery occurs. We expect overall operating expenses, notably our advertising investments, to accelerate as the year-over-year rate of declines seen in the first quarter of fiscal 2021 will not be sustained throughout the year. Also, as previously announced, we plan to make a $20 million contribution to the Brown-Forman Foundation during fiscal 2021. We will remain agile, diligent, focused, and disciplined on our investments as the environment continues to evolve.
We expect our full-year effective tax rate to be in the range of 17% to 19%.

Results of Operations – Fiscal 2021 Year-to-Date Highlights
Market Highlights
The following table provides supplemental information for our largest markets for the three months ended July 31, 2020, compared to the same period last year. We discuss results of the markets most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the three months ended July 31, 2020, compared to the same period last year.
Top Markets[1]

Three months ended July 31, 2020	Net Sales % Change vs. 2020
Geographic area[2]	Reported	Foreign Exchange	Est. Net Chg in Distributor Inventories	Underlying[3]
United States	3%	—%	5%	9%
Developed International	13%	(5%)	5%	12%
United Kingdom	46%	(25%)	2%	24%
Germany	20%	(3%)	—%	17%
Australia	29%	—%	—%	28%
France	22%	(3%)	—%	19%
Rest of Developed International	(24%)	—%	13%	(10%)
Emerging	(20%)	10%	7%	(3%)
Mexico	9%	21%	—%	29%
Poland	1%	5%	—%	6%
Russia	(33%)	6%	(11%)	(38%)
Rest of Emerging	(36%)	7%	15%	(14%)
Travel Retail	(59%)	—%	(5%)	(63%)
Non-branded and bulk	(31%)	(1%)	—%	(32%)
Total	(2%)	—%	5%	3%
Note: Results may differ due to rounding

1“Top Markets” are ranked based on percentage of total fiscal 2020 net sales. See 2020 Form 10-K “Results of Operations - Fiscal 2020 Market Highlights” and Note 8 to the Consolidated Financial Statements.
2See “Definitions” above for definitions of market aggregations presented here.
3See “Non-GAAP Financial Measures” above for details on our use of “underlying change” in net sales, including how we calculate this measure and why we believe this information is useful to readers.

Net sales in all of the markets discussed below were affected by COVID-19 during the first quarter of fiscal 2021. See “Overview - COVID-19” above for more information around the impact of COVID-19 on our results.

•
United States. Reported net sales increased 3%, while underlying net sales grew 9% after adjusting for an estimated net decrease in distributor inventories (following the April 2020 distributor inventory build due to the uncertainty around potential supply chain disruptions resulting from COVID-19). The underlying net sales gains were led by (a) JD RTDs, fueled by strong consumer demand for Jack Daniel’s Country Cocktails and the launch of new spirit-based RTD products; (b) our premium bourbons, led by Woodford Reserve and Old Forester, supported by strong consumer takeaway trends; (c) the continued launch of JDTA; (d) volumetric growth of JDTH; (e) volumetric growth and higher prices of Korbel Champagne; and (f) our tequilas, due to higher prices and volumes of el Jimador and Herradura. This growth was partially offset by lower net sales of JDTW reflecting unfavorable channel mix resulting from COVID-19 related restrictions in the on-premise channel.

•
Developed International. Reported net sales increased 13%, while underlying net sales grew 12% after adjusting for the positive effect of foreign exchange and an estimated net decrease in distributor inventories. Underlying net sales growth was led by Australia, the United Kingdom, Germany, and France, partially offset by declines in Spain.

◦
The United Kingdom’s underlying net sales growth was driven by the launch of JDTA and volumetric growth of JDTH and JDTW. Favorable comparisons to the first quarter of fiscal 2020 also affected the current-year growth rate.

◦
Germany’s underlying net sales growth was fueled by the volumetric gains of JD RTDs due to strong consumer demand along with the launch of JDTA, partially offset by JDTW declines. Favorable comparisons to the first quarter of fiscal 2020 also affected the current year growth rate.

◦	Australia’s underlying net sales growth was driven by higher volumes of JD RTDs fueled by strong consumer demand.

◦	France’s underlying net sales growth was driven by higher volumes of JDTW and JDTH along with the launch of JDTA.

◦	Underlying net sales in the Rest of Developed International declined led by lower JDTW volumes in Spain reflecting COVID-19 related closures in this heavily on-premise focused market.

•
Emerging. Reported net sales decreased 20%, while underlying net sales declined 3% after adjusting for the negative effect of foreign exchange and an estimated net decrease in distributor inventories. Underlying net sales declines were led by Russia, Southeast Asia, sub-Saharan Africa, and India as COVID-19 had an adverse effect on results in the first quarter. These declines were partially offset by growth in Mexico and Brazil.

◦
Mexico’s underlying net sales growth was fueled by higher volumes of New Mix supported by increased demand and shelf space as a result of the temporary supply disruption of the beer industry due to COVID-19 related shutdowns. This growth was partially offset by lower volumes and unfavorable mix of Herradura.

◦
Poland’s underlying net sales growth was driven by higher volumes of Finlandia and the launch of JDTA. Favorable comparisons to the first quarter of fiscal 2020 also affected the current year growth rate.

◦
Russia’s underlying net sales declines were driven by lower volumes of Finlandia and JDTW. Difficult comparisons to the first quarter of fiscal 2020 coupled with the adverse affect of COVID-19 also affected the current year results.

◦	Underlying net sales in the Rest of Emerging declined due to broad-based volume declines of JDTW, partially offset by growth of JDTW in Brazil.

•
Travel Retail. Reported net sales declined 59%, while underlying net sales were down 63% after adjusting for an estimated net increase in distributor inventories. The underlying net sales decline was driven by lower volumes of JDTW, Woodford Reserve, and Finlandia due to the unprecedented implementation of travel bans and other restrictions resulting from COVID-19.

•
Non-branded and bulk reported net sales declined 31%, while underlying net sales decreased 32% after adjusting for the positive effect of foreign exchange. Lower volumes and prices for used barrels drove the reduction compared to the same period last year.

Brand Highlights
The following table provides supplemental information for our largest brands for the three months ended July 31, 2020, compared to the same period last year. We discuss results of the brands most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the three months ended July 31, 2020, compared to the same period last year.
Major Brands

Three months ended July 31, 2020	Volumes	Net Sales % Change vs 2020
Product category / brand family / brand[1]	9L Depletions[1]	Reported	Acquisitions and Divestitures	Foreign Exchange	Est. Net Chg in Distributor Inventories	Underlying[2]
Whiskey	14%	(1%)	—%	—%	5%	4%
Jack Daniel’s family of brands	15%	(2%)	—%	—%	5%	3%
JDTW	(7%)	(17%)	—%	—%	7%	(10%)
Jack Daniel’s RTD/RTP	38%	35%	—%	2%	—%	37%
JDTH	17%	21%	—%	(2%)	(3%)	16%
Gentleman Jack	17%	17%	—%	—%	(3%)	14%
JDTF	—%	(10%)	—%	—%	7%	(3%)
Other Jack Daniel’s whiskey brands	157%	83%	—%	(4%)	18%	97%
Woodford Reserve	15%	11%	—%	—%	4%	14%
Tequila	69%	—%	—%	8%	8%	16%
el Jimador	3%	(2%)	—%	3%	10%	11%
Herradura	(22%)	(25%)	—%	2%	7%	(16%)
Wine	7%	3%	—%	—%	7%	10%
Vodka (Finlandia)	(20%)	(27%)	—%	3%	(1%)	(24%)
Rest of Portfolio	(5%)	38%	(4%)	(30%)	(7%)	(4%)
Non-branded and bulk	NA	(31%)	—%	(1%)	—%	(32%)
Note: Results may differ due to rounding

1See “Definitions” above for definitions of brand aggregations and volume measures presented here.
2See “Non-GAAP Financial Measures” above for details on our use of “underlying change” in net sales, including how we calculate this measure and why we believe this information is useful to readers.

Net sales for all of the brands discussed below were affected by COVID-19 during the first quarter of fiscal 2021. See “Overview - COVID-19” above for more information around the impact of COVID-19 on our results.

•
Whiskey brand’s reported net sales declined 1%, while underlying net sales grew 4% after adjusting for an estimated net decrease in distributor inventories. The underlying net sales gain was driven by the growth of JD RTDs, the continued launch of JDTA, and higher volumes of JDTH and Woodford Reserve, partially offset by declines of JDTW.

◦	The Jack Daniel’s family of brands grew underlying net sales driven by JD RTDs, the continued launch of JDTA, and higher volumes of JDTH, partially offset by declines of JDTW.

▪
The underlying net sales decline for JDTW was driven by (a) lower volumes in emerging markets and Travel Retail reflecting the unprecedented implementation of travel bans and other restrictions related to COVID-19 and (b) unfavorable channel mix in the United States and our international developed markets resulting from COVID-19 related restrictions in the on-premise channel.

▪
The increase in underlying net sales growth for Jack Daniel’s RTD/RTP was fueled by volumetric gains in the United States (including the launch of new spirit-based RTD products), Australia, and Germany.

▪
JDTH increased underlying net sales fueled by higher volumes in the United States, the United Kingdom, and France. This growth was partially offset by declines in Travel Retail due to the unprecedented implementation of travel bans and other restrictions resulting from COVID-19.

▪
Gentleman Jack increased underlying net sales with volumetric growth, partially offset by unfavorable channel mix in the United States resulting from COVID-19 related restrictions in the on-premise channel.

▪	The underlying net sales decline of JDTF was driven by unfavorable mix in the United States resulting from COVID-19 related restrictions in the on-premise channel.

▪	The underlying net sales growth of Other Jack Daniel’s whiskey brands was fueled by the continued launch of JDTA led by the United States, the United Kingdom, France, and Germany.

◦
Woodford Reserve grew underlying net sales fueled by volumetric growth in the United States, partially offset by lower volumes in Travel Retail reflecting the unprecedented implementation of travel bans and other restrictions related to COVID-19.

•
Tequila brands reported net sales were flat, while underlying net sales grew 16% after adjusting for the negative effect of foreign exchange and an estimated net decrease in distributor inventories. Underlying net sales growth was fueled by higher volumes of New Mix supported by increased demand and shelf space as a result of the temporary supply disruption of the beer industry due to COVID-19 related shutdowns in Mexico.

◦	el Jimador grew underlying net sales driven by volumetric growth and higher prices in the United States and Mexico.

◦
The underlying net sales decline of Herradura was driven by lower volumes and unfavorable mix in Mexico, partially offset by higher prices, favorable product mix, and higher volumes in the United States.

•
Reported net sales for our Wine business grew 3%, while underlying net sales grew 10% after adjusting for an estimated net decrease in distributor inventories. The increase in underlying net sales was driven by volumetric growth and higher prices of Korbel Champagne in the United States, partially offset by declines of Sonoma-Cutrer in the United States reflecting COVID-19 related restrictions in the on-premise channel where this brand is focused.

•
Reported net sales for Finlandia declined 27%, while underlying net sales decreased 24% after adjusting for the negative effect of foreign exchange and an estimated net increase in distributor inventories. The decrease in underlying net sales was due to the adverse effect of COVID-19, which drove volume declines in Russia and Travel Retail.

•
Rest of portfolio reported net sales increased 38%, while underlying net sales declined 4% after adjusting for (a) the positive effect of foreign exchange, (b) an estimated net increase in distributor inventories, and (c) the effect of our acquisition of The 86 Company (Fords Gin). The decrease in underlying net sales was driven primarily by declines in the United Kingdom for Chambord.

•
Non-branded and bulk reported net sales declined 31%, while underlying net sales decreased 32% after adjusting for the positive effect of foreign exchange. Lower volumes and prices for used barrels drove the reduction compared to the same period last year.

Year-Over-Year Period Comparisons

COVID-19 affected our results during the first quarter of fiscal 2021. See “Overview - COVID-19” above for more information around the impact of COVID-19 on our results.
Net Sales

Percentage change versus the prior year period ended July 31	3 Months
Change in reported net sales	(2%)
Estimated net change in distributor inventories	5%
Change in underlying net sales	3%

Change in underlying net sales attributed to:
Volume	22%
Price/mix	(19%)
Note: Results may differ due to rounding
For the three months ended July 31, 2020, net sales were $753 million, a decrease of $13 million, or 2%, compared to the same period last year. After adjusting reported net sales for an estimated net decrease in distributor inventories primarily in the United States (following the April 2020 distributor inventory build due to the uncertainty around potential supply chain disruptions resulting from COVID-19), underlying net sales grew 3% compared to the same period last year. The increase in underlying net sales comprised 22% volume growth and 19% unfavorable price/mix. Volume growth was led by New Mix, JDTA, JD RTDs, JDTH, and Woodford Reserve, partially offset by declines of JDTW and Finlandia. The unfavorable price/mix was driven by faster growth from our lower-priced brands (New Mix and JD RTDs) and unfavorable channel mix (primarily for JDTW) in the United States and our international developed markets resulting from COVID-19 related restrictions in the on-premise channel. See “Results of Operations - Fiscal 2021 Year-to-Date Highlights” above for further details on underlying net sales for the three months ended July 31, 2020.
Cost of Sales

Percentage change versus the prior year period ended July 31	3 Months
Change in reported cost of sales	7%
Foreign exchange	1%
Estimated net change in distributor inventories	4%
Change in underlying cost of sales	12%

Change in underlying cost of sales attributed to:
Volume	22%
Cost/mix	(10%)
Note: Results may differ due to rounding
Cost of sales of $288 million for the three months ended July 31, 2020, increased $20 million, or 7%, when compared to the same period last year. Underlying cost of sales increased 12% after adjusting for an estimated net decrease in distributor inventories and the positive effect of foreign exchange. The increase in underlying cost of sales for the three months ended July 31, 2020, was driven by higher volumes (New Mix and JD RTDs) and increased costs (primarily agave), partially offset by a shift in portfolio mix toward our lower-cost brands (New Mix and JD RTDs).
Gross Profit

Percentage change versus the prior year period ended July 31	3 Months
Change in reported gross profit	(7%)
Estimated net change in distributor inventories	5%
Change in underlying gross profit	(1%)
Note: Results may differ due to rounding

Gross Margin

For the period ended July 31	3 months
Prior year gross margin	64.9%
Price/mix	(1.1%)
Cost	(2.4%)
Foreign exchange	0.3%
Change in gross margin	(3.2%)
Current year gross margin	61.7%
Note: Results may differ due to rounding	0.00
Gross profit of $465 million decreased $33 million, or 7%, for the three months ended July 31, 2020, compared to the same period last year. Underlying gross profit declined 1% after adjusting for an estimated net decrease in distributor inventories. Gross margin for the three months ended July 31, 2020, decreased to 61.7%, down 3.2 percentage points from 64.9% in the same period last year. The decrease in gross margin was driven by higher input costs (primarily agave) and an unfavorable shift in channel and portfolio mix resulting from COVID-19 related restrictions in the on-premise channel.
Operating Expenses

Percentage change versus the prior year period ended July 31
3 Months	Reported	Acquisitions and Divestitures	Foreign Exchange	Underlying
Advertising	(33%)	(1%)	—%	(34%)
SG&A	(10%)	—%	1%	(10%)
Total operating expenses[1]	(18%)	(1%)	1%	(17%)
Note: Results may differ due to rounding
[1]Total operating expenses include advertising expense, SG&A expense, and other expense (income), net.
Operating expenses totaled $205 million, down $45 million, or 18%, for the three months ended July 31, 2020, compared to the same period last year. Underlying operating expenses were down 17% after adjusting for the effect of our acquisition of The 86 Company (Fords Gin) and the positive effect of foreign exchange.

•
Reported advertising expense declined 33% for the three months ended July 31, 2020, while underlying advertising expense decreased 34% after adjusting for the effect of our acquisition of The 86 Company (Fords Gin). The decrease in underlying advertising expense was driven by a change in the timing of spend and a reduction in our investment behind on-premise channel activities and various events and sponsorships that were canceled in the first quarter of fiscal 2021 due to COVID-19.

•
Reported SG&A expense declined 10% for the three months ended July 31, 2020, and underlying SG&A expense also declined 10% after adjusting for the positive effect of foreign exchange. The decrease in underlying SG&A expense was driven by lower discretionary spend (including hiring and travel freezes) as COVID-19 continued to affect our results.

Operating Income

Percentage change versus the prior year period ended July 31	3 Months
Change in reported operating income	56%
Acquisitions and divestitures	(51%)
Foreign exchange	(1%)
Estimated net change in distributor inventories	11%
Change in underlying operating income	15%
Note: Results may differ due to rounding
Operating income of $387 million increased $139 million, or 56%, for the three months ended July 31, 2020, compared to the same period last year. Underlying operating income grew 15% after adjusting for (a) the gain on sale of Early Times, Canadian Mist, and Collingwood; (b) the effect of our acquisition of The 86 Company (Fords Gin); (c) an estimated net decrease in distributor inventories; and (d) the positive effect of foreign exchange. Operating margin increased 19.0 percentage points to

51.4% for the three months ended July 31, 2020, from 32.4% in the same period last year. The gain on sale of Early Times, Canadian Mist, and Collingwood contributed 16.5 percentage points to this increase.
The effective tax rate for the three months ended July 31, 2020, was 11.6% compared to 18.2% for the same period last year. The decrease in our effective tax rate for the three months ended July 31, 2020, was driven primarily by a deferred tax benefit related to an intercompany transfer of assets.
Diluted earnings per share of $0.67 in the three months ended July 31, 2020, increased 73% from the $0.39 reported for the same period last year, including an estimated $0.19 per share benefit from the gain on sale of Early Times, Canadian Mist, and Collingwood and an $0.08 per share benefit from a discrete tax item recognized during the quarter related to an intercompany transfer of assets.

Liquidity and Financial Condition
Cash flows. Cash and cash equivalents increased $233 million during the three months ended July 31, 2020. Cash provided by operations of $91 million was up $19 million from the same period last year, primarily reflecting lower working capital requirements.
Cash provided by investing activities was $162 million for the three months ended July 31, 2020, an increase of $205 million compared to the same period last year. The increase primarily reflects the proceeds of $177 million from our divestiture of the Early Times, Canadian Mist, and Collingwood brands (in July 2020) and our acquisition of The 86 Company for $22 million (in July 2019).
Cash used for financing activities was $37 million during the three months ended July 31, 2020, compared to $26 million for the same period last year. The $11 million change was largely attributable to a $12 million decline in net proceeds from short-term borrowings.
The impact on cash and cash equivalents as a result of exchange rate changes was an increase of $17 million for the three months ended July 31, 2020, compared to a decrease of $3 million for the same period last year.
Liquidity. We generate strong cash flows from operations, which enables us to meet current obligations, fund capital expenditures, pay regular dividends, and return cash to our shareholders from time to time through share repurchases and special dividends. Our investment-grade credit ratings (A1 by Moody’s and A- by Standard & Poor’s) provide us with financial flexibility when accessing global credit markets and allow us to reserve adequate debt capacity for investment opportunities and unforeseen events.
The ongoing COVID-19 crisis has affected our results of operations. To ensure uninterrupted business operations and to preserve adequate liquidity during these uncertain times, we have (a) managed our operating expenses closely and limited discretionary spending, (b) re-prioritized capital projects where prudent, and (c) actively managed our working capital. To support our business partners, we have extended additional credit to some of our customers who were most directly affected by the crisis. We continue to monitor closely the impact of the pandemic on our customers’ solvency and our ability to collect from them.
Cash and cash equivalents were $675 million at April 30, 2020, and $908 million at July 31, 2020. As of July 31, 2020, approximately 43% of our cash and cash equivalents were held by our foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We continue to evaluate our future cash deployment and should we decide to repatriate additional cash held by other foreign subsidiaries, we may be required to provide for and pay additional taxes.

We have an $800 million commercial paper program that we regularly use to fund our short-term operational needs. In the second half of March 2020, as the COVID-19 crisis fueled widespread economic uncertainty, the commercial paper market was disrupted. Despite the heightened volatility, we sustained our access to short-term funding in the commercial paper market and expect to continue to be able to do so in the future. In order to create a liquidity buffer, we have borrowed in excess of our immediate needs, and for longer maturities than usual. For outstanding commercial paper balances, interest rates, and days to maturity at April 30, 2020 and July 31, 2020, please see Note 6 to the Condensed Consolidated Financial Statements. The average balances, interest rates and original maturities during the periods ended July 31, 2019 and 2020, are presented below.

	Three Months Average
	July 31,
(Dollars in millions)	2019	2020
Commercial paper outstanding	$336	$360
Interest rate	2.56%	0.93%
Average days to maturity at issuance	32	103
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
On July 1, 2020, we paid a regular quarterly cash dividend of $0.1743 per share on our Class A and Class B common stock. On July 23, 2020, our Board of Directors declared a regular quarterly cash dividend of $0.1743 per share on our Class A and Class B common stock. Stockholders of record on September 4, 2020, will receive the dividend on October 1, 2020.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We face market risks arising from changes in foreign currency exchange rates, commodity prices, and interest rates. Foreign currency fluctuations affect our net investments in foreign subsidiaries and foreign currency-denominated cash flows. Commodity price changes can affect our production and supply chain costs. Interest rate changes affect (a) the fair value of our fixed-rate debt, and (b) cash flows and earnings related to our variable-rate debt and interest-bearing investments. We manage market risks through procurement strategies as well as the use of derivative and other financial instruments. Our risk management program is governed by policies that authorize and control the nature and scope of transactions that we use to mitigate market risks. Since April 30, 2020, there have been no material changes to the market risks faced by us or to our risk management program.

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

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our 2020 Form 10-K, which could materially adversely affect our business, financial condition, or future results. The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our 2020 Form 10-K. Otherwise, except as presented below, there have been no material changes to the risk factors disclosed in our 2020 Form 10-K.

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

Increased IT security threats and more sophisticated cybercrimes and cyberattacks, including computer viruses and other malicious codes, ransomware, unauthorized access attempts, denial of service attacks, phishing, social engineering, hacking, and other types of attacks, pose a potential risk to the security and availability of our IT systems, networks, and services, including those that are managed, hosted, provided, or used by third parties, as well as the confidentiality, availability, and integrity of our data and the data of our employees, stockholders, customers, suppliers, consumers, and others. For example, in July 2020, we discovered a data breach incident involving malware and related behaviors that resulted in unauthorized access to our IT networks. We do not believe this incident had or will have any significant impacts on our business operations, financial results, systems and processes, or the effectiveness of our internal control environment; however, any failure of our IT systems, networks, or service providers to function properly, or the loss or disclosure of our business strategy or other sensitive information, due to any number of causes, ranging from catastrophic events to power outages to security breaches to usage errors by employees and other security issues, could cause us to suffer interruptions in our ability to manage operations and reputational, competitive, or business harm, which may adversely affect our business operations or financial results. In addition, such events could result in unauthorized disclosure of material confidential information, and we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us or to our partners, our employees, former employees, stockholders, customers, suppliers, consumers, or others. In any of these events, we could also be required to spend significant financial and other resources to remedy the damage caused by a security breach, to repair or replace networks and IT systems, which could require a significant amount of time, or to respond to claims from employees, former employees, stockholders, customers, suppliers, consumers or others or pay significant fines to regulatory agencies. As a result of the COVID-19 pandemic, a greater number of our employees are working remotely and accessing our technology infrastructure remotely, which may further increase our vulnerability to the cyber risks described above.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
The following documents are filed with this report:

10.1	Fiscal 2021 Form of Performance-Based Restricted Stock Unit Award Agreement (Class A)
10.2	Fiscal 2021 Form of Performance-Based Restricted Stock Unit Award Agreement (Class B)
31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (not considered to be filed).
101
The following materials from Brown-Forman Corporation's Quarterly Report on Form 10-Q for the quarter ended July 31, 2020, in Inline XBRL (eXtensible Business Reporting Language) format: (a) Condensed Consolidated Statements of Operations, (b) Condensed Consolidated Statements of Comprehensive Income, (c) Condensed Consolidated Balance Sheets, (d) Condensed Consolidated Statements of Cash Flows, and (e) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File in Inline XBRL format (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN-FORMAN CORPORATION
(Registrant)

Date:	September 2, 2020	By:	/s/ Jane C. Morreau
Jane C. Morreau
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)