Form 10-Q
period 2020-10-31
BROWN FORMAN CORP
filed 2020-12-08
CIK 14693

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 30, 2020

Class A Common Stock (voting), $0.15 par value	169,091,412
Class B Common Stock (nonvoting), $0.15 par value	309,488,902

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2019	2020	2019	2020
Sales	$1,248	$1,272	$2,226	$2,259
Excise taxes	259	287	471	521
Net sales	989	985	1,755	1,738
Cost of sales	370	404	638	692
Gross profit	619	581	1,117	1,046
Advertising expenses	112	95	204	157
Selling, general, and administrative expenses	158	155	322	303
Gain on sale of business	—	—	—	(127)
Other expense (income), net	(3)	1	(9)	(4)
Operating income	352	330	600	717
Non-operating postretirement expense	1	2	2	3
Interest income	(1)	(1)	(3)	(1)
Interest expense	21	20	42	40
Income before income taxes	331	309	559	675
Income taxes	49	69	91	111
Net income	$282	$240	$468	$564
Earnings per share:
Basic	$0.59	$0.50	$0.98	$1.18
Diluted	$0.59	$0.50	$0.97	$1.17
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2019	2020	2019	2020
Net income	$282	$240	$468	$564
Other comprehensive income (loss), net of tax:
Currency translation adjustments	11	4	(3)	66
Cash flow hedge adjustments	(7)	6	2	(39)
Postretirement benefits adjustments	3	5	7	12
Net other comprehensive income (loss)	7	15	6	39
Comprehensive income	$289	$255	$474	$603
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions)

	April 30, 2020	October 31, 2020
Assets
Cash and cash equivalents	$675	$964
Accounts receivable, less allowance for doubtful accounts of $11 at April 30 and October 31	570	879
Inventories:
Barreled whiskey	1,092	1,067
Finished goods	320	337
Work in process	172	181
Raw materials and supplies	101	130
Total inventories	1,685	1,715
Other current assets	335	257
Total current assets	3,265	3,815
Property, plant and equipment, net	848	828
Goodwill	756	759
Other intangible assets	635	654
Deferred tax assets	15	58
Other assets	247	236
Total assets	$5,766	$6,350
Liabilities
Accounts payable and accrued expenses	$517	$601
Accrued income taxes	30	63
Short-term borrowings	333	358
Total current liabilities	880	1,022
Long-term debt	2,269	2,309
Deferred tax liabilities	177	146
Accrued pension and other postretirement benefits	297	297
Other liabilities	168	173
Total liabilities	3,791	3,947
Commitments and contingencies
Stockholders’ Equity
Common stock:
Class A, voting, $0.15 par value (170,000,000 shares authorized; 170,000,000 shares issued)	25	25
Class B, nonvoting, $0.15 par value (400,000,000 shares authorized; 314,532,000 shares issued)	47	47
Retained earnings	2,708	3,082
Accumulated other comprehensive income (loss), net of tax	(547)	(508)
Treasury stock, at cost (6,323,000 and 5,961,000 shares at April 30 and October 31, respectively)	(258)	(243)
Total stockholders’ equity	1,975	2,403
Total liabilities and stockholders’ equity	$5,766	$6,350
 See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Six Months Ended
	October 31,
	2019	2020
Cash flows from operating activities:
Net income	$468	$564
Adjustments to reconcile net income to net cash provided by operations:
Gain on sale of business	—	(127)
Depreciation and amortization	36	39
Stock-based compensation expense	6	6
Deferred income tax provision	9	(59)
Other, net	—	(6)
Changes in assets and liabilities, net of business acquisitions and dispositions:
Accounts receivable	(216)	(295)
Inventories	(133)	(29)
Other current assets	(38)	52
Accounts payable and accrued expenses	30	85
Accrued income taxes	14	35
Other operating assets and liabilities	11	18
Cash provided by operating activities	187	283
Cash flows from investing activities:
Proceeds from sale of business	—	177
Acquisition of business, net of cash acquired	(22)	—
Additions to property, plant, and equipment	(48)	(29)
Computer software expenditures	(5)	(1)
Cash provided by (used for) investing activities	(75)	147
Cash flows from financing activities:
Proceeds from short-term borrowings, maturities greater than 90 days	—	324
Repayments of short-term borrowings, maturities greater than 90 days	—	(230)
Net change in short-term borrowings, maturities of 90 days or less	2	(68)
Payments of withholding taxes related to stock-based awards	(26)	(14)
Acquisition of treasury stock	(1)	—
Dividends paid	(158)	(167)
Cash used for financing activities	(183)	(155)
Effect of exchange rate changes on cash and cash equivalents	(1)	14
Net increase (decrease) in cash and cash equivalents	(72)	289
Cash and cash equivalents, beginning of period	307	675
Cash and cash equivalents, end of period	$235	$964
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

The following table presents information concerning basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions, except per share amounts)	2019	2020	2019	2020
Net income available to common stockholders	$282	$240	$468	$564

Share data (in thousands):
Basic average common shares outstanding	477,680	478,506	477,522	478,413
Dilutive effect of stock-based awards	2,801	2,242	2,760	2,172
Diluted average common shares outstanding	480,481	480,748	480,282	480,585

Basic earnings per share	$0.59	$0.50	$0.98	$1.18
Diluted earnings per share	$0.59	$0.50	$0.97	$1.17

We excluded common stock-based awards for approximately 522,000 shares and 301,000 shares from the calculation of diluted earnings per share for the three months ended October 31, 2019 and 2020, respectively. We excluded common stock-based awards for approximately 442,000 shares and 168,000 shares from the calculation of diluted earnings per share for the six months ended October 31, 2019 and 2020, respectively. We excluded those awards because they were not dilutive for those periods under the treasury stock method.

3.    Inventories
Inventories are valued at the lower of cost or net realizable value. Some of our consolidated inventories are valued using the last-in, first-out (LIFO) method, which we use for the majority of our U.S. inventories. If the LIFO method had not been used, inventories at current cost would have been $311 million higher than reported as of April 30, 2020, and $331 million higher than reported as of October 31, 2020. Changes in the LIFO valuation reserve for interim periods are based on a proportionate allocation of the estimated change for the entire fiscal year.

4.    Goodwill and Other Intangible Assets
The following table shows the changes in goodwill (which includes no accumulated impairment losses) and other intangible assets during the six months ended October 31, 2020:

(Dollars in millions)	Goodwill	Other Intangible Assets
Balance at April 30, 2020	$756	$635
Sale of business (Note 14)	(4)	(1)
Foreign currency translation adjustment	7	20
Balance at October 31, 2020	$759	$654

Our other intangible assets consist of trademarks and brand names, all with indefinite useful lives.

5.    Commitments and Contingencies
We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe it is reasonably possible that these existing loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies were recorded as of October 31, 2020.

We have guaranteed the repayment by a third-party importer of its obligation under a bank credit facility that it uses in connection with its importation of our products in Russia. If the importer were to default on that obligation, which we believe is unlikely, our maximum possible exposure under the existing terms of the guaranty would be approximately $8 million (subject to changes in foreign currency exchange rates). Both the fair value and carrying amount of the guaranty are insignificant. As of October 31, 2020, our actual exposure under the guaranty of the importer’s obligation was approximately $7 million. We also have accounts receivable from that importer of approximately $11 million at October 31, 2020, which we expect to collect in full. Based on the financial support we provide to the importer, we believe it meets the definition of a variable interest entity. However, because we do not control this entity, it is not included in our consolidated financial statements.

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

Since it was raised, we have disputed Bacardi’s claim of commercial agency compensation and issued demands that Bacardi adhere to the dispute resolution process mandated by the Agreement and return the over £50 million that Bacardi has wrongfully withheld from us. Given the early stages of the litigation and arbitration process, we are unable to estimate the range of reasonably possible loss, if any. The withheld amount is included in accounts receivable in the accompanying condensed consolidated balance sheet as of October 31, 2020.

6.    Debt
Our long-term debt (net of unamortized discount and issuance costs) consists of:

(Principal and carrying amounts in millions)	April 30, 2020	October 31, 2020
2.250% senior notes, $250 principal amount, due January 15, 2023	$249	$249
3.500% senior notes, $300 principal amount, due April 15, 2025	297	297
1.200% senior notes, €300 principal amount, due July 7, 2026	324	348
2.600% senior notes, £300 principal amount, due July 7, 2028	369	385
4.000% senior notes, $300 principal amount, due April 15, 2038	294	294
3.750% senior notes, $250 principal amount, due January 15, 2043	248	248
4.500% senior notes, $500 principal amount, due July 15, 2045	488	488
	$2,269	$2,309
Our short-term borrowings of $333 million as of April 30, 2020, and $358 million as of October 31, 2020, consisted primarily of borrowings under our commercial paper program.

(Dollars in millions)	April 30, 2020	October 31, 2020
Commercial paper	$333	$346
Average interest rate	1.29%	0.32%
Average remaining days to maturity	73	83

7.    Stockholders’ Equity
The following table shows the changes in stockholders’ equity by quarter during the six months ended October 31, 2019:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2019	$25	$47	$—	$2,238	$(363)	$(300)	$1,647
Adoption of ASU 2018-02				43	(43)		—
Net income				186			186
Net other comprehensive income (loss)					(1)		(1)
Declaration of cash dividends				(158)			(158)
Acquisition of treasury stock						(1)	(1)
Stock-based compensation expense			3				3
Stock issued under compensation plans						16	16
Loss on issuance of treasury stock issued under compensation plans			(2)	(27)			(29)
Balance at July 31, 2019	25	47	1	2,282	(407)	(285)	1,663
Net income				282			282
Net other comprehensive income (loss)					7		7
Stock-based compensation expense			3				3
Stock issued under compensation plans						11	11
Loss on issuance of treasury stock issued under compensation plans			(4)	(20)			(24)
Balance at October 31, 2019	$25	$47	$—	$2,544	$(400)	$(274)	$1,942

The following table shows the changes in stockholders’ equity by quarter during the six months ended October 31, 2020:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2020	$25	$47	$—	$2,708	$(547)	$(258)	$1,975
Net income				324			324
Net other comprehensive income (loss)					24		24
Declaration of cash dividends				(167)			(167)
Stock-based compensation expense			3				3
Stock issued under compensation plans						10	10
Loss on issuance of treasury stock issued under compensation plans			(3)	(16)			(19)
Balance at July 31, 2020	25	47	—	2,849	(523)	(248)	2,150
Net income				240			240
Net other comprehensive income (loss)					15		15
Stock-based compensation expense			3				3
Stock issued under compensation plans						5	5
Loss on issuance of treasury stock issued under compensation plans			(3)	(7)			(10)
Balance at October 31, 2020	$25	$47	$—	$3,082	$(508)	$(243)	$2,403

The following table shows the change in each component of accumulated other comprehensive income (AOCI), net of tax, during the six months ended October 31, 2020:

(Dollars in millions)	Currency Translation Adjustments	Cash Flow Hedge Adjustments	Postretirement Benefits Adjustments	Total AOCI
Balance at April 30, 2020	$(302)	$60	$(305)	$(547)
Net other comprehensive income (loss)	66	(39)	12	39
Balance at October 31, 2020	$(236)	$21	$(293)	$(508)

The following table shows the cash dividends declared per share on our Class A and Class B common stock during the six months ended October 31, 2020:

Declaration Date	Record Date	Payable Date	Amount per Share
May 21, 2020	June 8, 2020	July 1, 2020	$0.1743
July 23, 2020	September 4, 2020	October 1, 2020	$0.1743

As announced on November 19, 2020, our Board of Directors increased the quarterly cash dividend on our Class A and Class B common stock from $0.1743 per share to $0.1795 per share. Stockholders of record on December 4, 2020, will receive the cash dividend on January 4, 2021.

8.    Net Sales
The following table shows our net sales by geography:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions)	2019	2020	2019	2020
United States	$506	$522	$880	$909
Developed International[1]	248	266	453	497
Emerging[2]	173	160	306	267
Travel Retail[3]	38	22	70	35
Non-branded and bulk[4]	24	15	46	30
Total	$989	$985	$1,755	$1,738

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
4Includes net sales of used barrels, bulk whiskey and wine, and contract bottling regardless of customer location.

The following table shows our net sales by product category:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions)	2019	2020	2019	2020
Whiskey[1]	$785	$775	$1,385	$1,370
Tequila[2]	77	84	145	152
Wine[3]	58	71	97	112
Vodka[4]	31	26	57	45
Rest of portfolio	14	14	25	29
Non-branded and bulk[5]	24	15	46	30
Total	$989	$985	$1,755	$1,738

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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions)	2019	2020	2019	2020
Pension Benefits:
Service cost	$6	$6	$12	$13
Interest cost	8	6	15	12
Expected return on plan assets	(12)	(11)	(23)	(23)
Amortization of:
Prior service cost (credit)	—	—	1	1
Net actuarial loss	5	7	9	13
Net cost	$7	$8	$14	$16

Other Postretirement Benefits:
Interest cost	1	1	$1	$1
Amortization of prior service cost (credit)	(1)	(1)	(1)	(1)
Net cost	$—	$—	$—	$—

10.    Income Taxes
Our consolidated interim effective tax rate is based on our expected annual operating income, statutory tax rates, and income tax laws in the various jurisdictions where we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the fiscal quarter in which the related event or a change in judgment occurs. The effective tax rate of 16.4% for the six months ended October 31, 2020, was lower than the expected tax rate of 22.0% on ordinary income for the full fiscal year primarily due to a deferred tax benefit related to an intercompany transfer of assets and excess tax benefits related to stock-based compensation. Our expected tax rate includes current fiscal year additions for existing tax contingency items. The effective tax rate for the three months ended October 31, 2020, was 22.1% compared to 15.0% for the same period last year. The increase in our effective tax rate for the three months ended October 31, 2020, was driven primarily by a decrease in the foreign derived intangible income deduction, and the absence of the prior year true-up benefit.

We have asserted that the undistributed earnings of the majority of our foreign subsidiaries are reinvested indefinitely outside the United States. Therefore, no income taxes have been provided for any outside basis differences inherent in these subsidiaries other than those subject to the one-time repatriation tax. We have a limited number of subsidiaries that are not permanently reinvested and therefore we have recorded the deferred tax liability related to the undistributed earnings (but not for their outside basis differences).

11.    Derivative Financial Instruments and Hedging Activities
We are subject to market risks, including the effect of fluctuations in foreign currency exchange rates, commodity prices, and interest rates. We use derivatives to help manage financial exposures that occur in the normal course of business. We formally document the purpose of each derivative contract, which includes linking the contract to the financial exposure it is designed to mitigate. We do not hold or issue derivatives for trading or speculative purposes.

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

We had outstanding currency derivatives, related primarily to our euro, British pound, and Australian dollar exposures, with notional amounts for all hedged currencies totaling $1,026 million at April 30, 2020, and $1,070 million at October 31, 2020. The maximum term of outstanding derivative contracts was 36 months at both April 30, 2020, and October 31, 2020.

We also use foreign currency-denominated debt instruments to help manage our foreign currency exchange risk. We designate a portion of those debt instruments as net investment hedges, which are intended to mitigate foreign currency exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries. Any change in value of the designated portion of the hedging instruments is recorded in AOCI, offsetting the foreign currency translation adjustment of the related net investments that is also recorded in AOCI. The amount of foreign currency-denominated debt instruments designated as net investment hedges was $613 million at April 30, 2020, and $640 million at October 31, 2020.

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

The following tables present the pre-tax impact that changes in the fair value of our derivative instruments and non-derivative hedging instruments had on AOCI and earnings:

		Three Months Ended
		October 31,
(Dollars in millions)	Classification	2019	2020
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$(2)	$14
Net gain (loss) reclassified from AOCI into earnings	Sales	6	5
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Sales	$(1)	$1
Net gain (loss) recognized in earnings	Other income (expense), net	1	3
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	$(20)	$6

Total amounts presented in the accompanying condensed consolidated statements of operations for line items affected by the net gains (losses) shown above:
Sales		$1,248	$1,272
Other income (expense), net		3	(1)

		Six Months Ended
		October 31,
(Dollars in millions)	Classification	2019	2020
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$13	$(35)
Net gain (loss) reclassified from AOCI into earnings	Sales	10	16
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Sales	$(1)	$(5)
Net gain (loss) recognized in earnings	Other income (expense), net	2	11
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	$3	$(33)

Total amounts presented in the accompanying condensed consolidated statements of operations for line items affected by the net gains (losses) shown above:
Sales		$2,226	$2,259
Other income (expense), net		9	4
We expect to reclassify $19 million of deferred net gains on cash flow hedges recorded in AOCI as of October 31, 2020, to earnings during the next 12 months. This reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur.

The following table presents the fair values of our derivative instruments:

		April 30, 2020		October 31, 2020
(Dollars in millions)	Classification	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Designated as cash flow hedges:
Currency derivatives	Other current assets	$49	$(1)	$25	$(3)
Currency derivatives	Other assets	30	—	8	(2)
Currency derivatives	Accrued expenses	—	—	—	(1)
Currency derivatives	Other liabilities	—	—	1	(2)
Not designated as hedges:
Currency derivatives	Other current assets	—	—	1	—
Currency derivatives	Other assets	—	—	—	—
Currency derivatives	Accrued expenses	—	(2)	—	—
Currency derivatives	Other liabilities	—	—	—	—

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

Some of our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. The aggregate fair value of all derivatives with creditworthiness requirements that were in a net liability position was $2 million at April 30, 2020, and $2 million at October 31, 2020.

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

The following table summarizes the gross and net amounts of our derivative contracts:

(Dollars in millions)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet	Net Amounts
April 30, 2020
Derivative assets	$79	$(1)	$78	$—	$78
Derivative liabilities	(3)	1	(2)	—	(2)
October 31, 2020
Derivative assets	35	(6)	29	—	29
Derivative liabilities	(8)	6	(2)	—	(2)

No cash collateral was received or pledged related to our derivative contracts as of April 30, 2020, or October 31, 2020.

12.    Fair Value Measurements
The following table summarizes the assets and liabilities measured or disclosed at fair value on a recurring basis:

	April 30, 2020		October 31, 2020
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$675	$675	$964	$964
Currency derivatives	78	78	29	29
Liabilities
Currency derivatives	2	2	2	2
Short-term borrowings	333	333	358	358
Long-term debt	2,269	2,486	2,309	2,690

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. We categorize the fair values of assets and liabilities into three levels based on the assumptions (inputs) used to determine those values. Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. The three levels are:
•Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities.
•Level 2 – Observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in inactive markets; or other inputs that are observable or can be derived from or corroborated by observable market data.
•Level 3 – Unobservable inputs supported by little or no market activity.

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

13.    Other Comprehensive Income
The following tables show the components of net other comprehensive income (loss):

	Three Months Ended			Three Months Ended
	October 31, 2019			October 31, 2020
(Dollars in millions)	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Currency translation adjustments:
Net gain (loss) on currency translation	$6	$5	$11	$5	$(1)	$4
Reclassification to earnings	—	—	—	—	—	—
Other comprehensive income (loss), net	6	5	11	5	(1)	4
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	(2)	—	(2)	14	(4)	10
Reclassification to earnings[1]	(6)	1	(5)	(5)	1	(4)
Other comprehensive income (loss), net	(8)	1	(7)	9	(3)	6
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	—	—	—	—	—	—
Reclassification to earnings[2]	4	(1)	3	7	(2)	5
Other comprehensive income (loss), net	4	(1)	3	7	(2)	5

Total other comprehensive income (loss), net	$2	$5	$7	$21	$(6)	$15

	Six Months Ended			Six Months Ended
	October 31, 2019			October 31, 2020
(Dollars in millions)	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Currency translation adjustments:
Net gain (loss) on currency translation	$(2)	$(1)	$(3)	$58	$8	$66
Reclassification to earnings	—	—	—	—	—	—
Other comprehensive income (loss), net	(2)	(1)	(3)	58	8	66
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	13	(3)	10	(35)	8	(27)
Reclassification to earnings[1]	(10)	2	(8)	(16)	4	(12)
Other comprehensive income (loss), net	3	(1)	2	(51)	12	(39)
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	—	—	—	—	—	—
Reclassification to earnings[2]	9	(2)	7	17	(5)	12
Other comprehensive income (loss), net	9	(2)	7	17	(5)	12

Total other comprehensive income (loss), net	$10	$(4)	$6	$24	$15	$39
1Pre-tax amount for each period is classified as sales in the accompanying condensed consolidated statements of operations.
2For the six months ended October 31, 2020, $4 of the pre-tax amount of $17 is classified in gain on sale of business in the accompanying condensed consolidated statements of operations. Otherwise, the pre-tax amount for each period is classified as non-operating postretirement expense.

14.    Gain on Sale of Business
On July 31, 2020, we sold the Early Times, Canadian Mist, and Collingwood brands for $177 million in cash. The sale reflects the continued evolution of our portfolio strategy to focus on premium spirits brands. The total book value of the related business assets included in the sale was $50 million, consisting largely of inventories, the Canadian Mist production assets, and intellectual property. As a result of the sale, we recognized a pre-tax gain of $127 million during the first quarter of fiscal 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with both our unaudited Condensed Consolidated Financial Statements and related notes included in Part I, Item 1 of this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended April 30, 2020, as amended (2020 Form 10-K). Note that the results of operations for the six months ended October 31, 2020, are not necessarily indicative of future or annual results. In this Item, “we,” “us,” “our,” “Brown-Forman,” and the “Company” refer to Brown-Forman Corporation and its consolidated subsidiaries, collectively.

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
“Underlying change” in measures of statements of operations. We present changes in certain measures, or line items, of the statements of operations that are adjusted to an “underlying” basis. We use “underlying change” for the following measures of the statements of operations: (a) underlying net sales; (b) underlying cost of sales; (c) underlying gross profit; (d) underlying advertising expenses; (e) underlying selling, general, and administrative (SG&A) expenses; (f) underlying other expense (income), net; (g) underlying operating expenses1; and (h) underlying operating income. To calculate these measures, we adjust, as applicable, for (a) acquisitions and divestitures, (b) foreign exchange, and (c) estimated net change in distributor inventories. We explain these adjustments below.
•“Acquisitions and divestitures.” This adjustment removes (a) the gain or loss recognized on sale of divested brands, (b) any non-recurring effects related to our acquisitions and divestitures (e.g., transaction costs and integration costs), and (c) the effects of operating activity related to acquired and divested brands for periods not comparable year over year (non-comparable periods). By excluding non-comparable periods, we therefore include the effects of acquired and divested brands only to the extent that results are comparable year over year.
In fiscal 2020, we acquired 100% of the voting interests in The 86 Company, which owns Fords Gin. During the first quarter of fiscal 2021, we sold our Early Times, Canadian Mist, and Collingwood brands and related assets, which resulted in a pre-tax gain of $127 million. See Note 14 to the Condensed Consolidated Financial Statements for details. This adjustment removes (a) transaction and integration costs related to the acquisition and divestiture, (b) operating activity for The 86 Company for the non-comparable period, which is activity in the first quarter of fiscal 2021, (c) the gain on sale of Early Times, Canadian Mist, and Collingwood, and (d) operating activity for the non-comparable period for Early Times, Canadian Mist, and Collingwood, which is activity in the second quarter for both fiscal 2020 and fiscal 2021. We believe that these adjustments allow for us to better understand our underlying results on a comparable basis.
•“Foreign exchange.” We calculate the percentage change in certain line items of the statements of operations in accordance with GAAP and adjust to exclude the cost or benefit of currency fluctuations. Adjusting for foreign exchange allows us to understand our business on a constant-dollar basis, as fluctuations in exchange rates can distort the underlying trend both positively and negatively. (In this report, “dollar” always means the U.S. dollar unless stated otherwise.) To eliminate the effect of foreign exchange fluctuations when comparing across periods, we translate current-year results at prior-year rates and remove transactional and hedging foreign exchange gains and losses from current- and prior-year periods.
•“Estimated net change in distributor inventories.” This adjustment refers to the estimated net effect of changes in distributor inventories on changes in certain line items of the statements of operations. For each period compared, we use volume information from our distributors to estimate the effect of distributor inventory changes in certain line items of the statements of operations. We believe that this adjustment reduces the effect of varying levels of distributor inventories on changes in certain line items of the statements of operations and allows us to understand better our underlying results and trends.

1Operating expenses include advertising expense, SG&A expense, and other expense (income), net.

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
Geographic Aggregations.
In “Results of Operations - Fiscal 2021 Year-to-Date Highlights,” we provide supplemental information for our largest markets ranked by percentage of total fiscal 2020 net sales. In addition to markets that are listed by country name, we include the following aggregations:
•“Developed International” markets are “advanced economies” as defined by the IMF, excluding the United States. Our largest developed international markets are the United Kingdom, Germany, Australia, and France. This aggregation represents our net sales of branded products to these markets.
•“Emerging” markets are “emerging and developing economies” as defined by the IMF. Our largest emerging markets are Mexico, Poland, and Russia. This aggregation represents our net sales of branded products to these markets.
•“Travel Retail” represents our net sales of branded products to global duty-free customers, other travel retail customers, and the U.S. military regardless of customer location.
•“Non-branded and bulk” includes our net sales of used barrels, bulk whiskey and wine, and contract bottling regardless of customer location.
Brand Aggregations.
In “Results of Operations - Fiscal 2021 Year-to-Date Highlights,” we provide supplemental information for our largest brands ranked by percentage of total fiscal 2020 net sales. In addition to brands that are listed by name, we include the following aggregations:
•“Whiskey” includes all whiskey spirits and whiskey-based flavored liqueurs, ready-to-drink (RTD), and ready-to-pour products (RTP). The brands included in this category are the Jack Daniel’s family of brands, the Woodford Reserve family of brands (Woodford Reserve), GlenDronach, BenRiach, Glenglassaugh, the Old Forester family of brands (Old Forester), Slane Irish Whiskey, and Coopers’ Craft. Also includes the Early Times, Canadian Mist, and Collingwood brands, which we divested on July 31, 2020. See Note 14 to the Condensed Consolidated Financial Statements for details.
•“American whiskey” includes the Jack Daniel’s family of brands, premium bourbons (defined below), super-premium American whiskey (defined below), and Early Times, which we divested on July 31, 2020.
•“Jack Daniel’s family of brands” includes Jack Daniel’s Tennessee Whiskey (JDTW), Jack Daniel’s RTD and RTP products (JD RTD/RTP), Jack Daniel’s Tennessee Honey (JDTH), Gentleman Jack, Jack Daniel’s Tennessee Fire (JDTF), Jack Daniel’s Tennessee Apple (JDTA), Jack Daniel’s Single Barrel Collection (JDSB), Jack Daniel’s Tennessee Rye Whiskey (JDTR), Jack Daniel’s Sinatra Select, Jack Daniel’s No. 27 Gold Tennessee Whiskey, and Jack Daniel’s Bottled-in-Bond.
•“Jack Daniel’s RTD and RTP” products include Jack Daniel’s & Cola, Jack Daniel’s Country Cocktails, Jack Daniel’s & Diet Cola, Jack & Ginger, Jack Daniel’s Double Jack, Gentleman Jack & Cola, Jack Daniel’s Lynchburg Lemonade, Jack Daniel’s American Serve, Jack Daniel’s Tennessee Honey RTD, Jack Daniel’s Berry, Jack Daniel’s Cider, Jack Daniel’s Whiskey & Seltzer, and the seasonal Jack Daniel’s Winter Jack RTP.
•“Premium bourbons” includes Woodford Reserve, Old Forester, and Coopers’ Craft.
•“Super-premium American whiskey” includes Woodford Reserve, Gentleman Jack, JDSB, JDTR, Jack Daniel’s Sinatra Select, and Jack Daniel’s No. 27 Gold Tennessee Whiskey.
•“Tequila” includes el Jimador, the Herradura family of brands (Herradura), New Mix, Pepe Lopez, and Antiguo.
•“Wine” includes Korbel Champagnes and Sonoma-Cutrer wines.
•“Vodka” includes Finlandia.

•“Non-branded and bulk” includes our net sales of used barrels, bulk whiskey and wine, and contract bottling regardless of customer location.
Other Metrics.
•“Depletions.” We generally record revenues when we ship our products to our customers. Depletions is a term commonly used in the beverage alcohol industry to describe volume. Depending on the context, depletions means either (a) our shipments directly to retail or wholesale customers for owned distribution markets or (b) shipments from our distributor customers to retailers and wholesalers in other markets. We believe that depletions measure volume in a way that more closely reflects consumer demand than our shipments to distributor customers do. In this document, unless otherwise specified, we refer to depletions when discussing volume.
•“Consumer takeaway.” When discussing trends in the market, we refer to consumer takeaway, a term commonly used in the beverage alcohol industry. Consumer takeaway refers to the purchase of product by consumers from retail outlets, including products purchased through e-premise channels, as measured by volume or retail sales value. This information is provided by third parties, such as Nielsen and the National Alcohol Beverage Control Association (NABCA). Our estimates of market share or changes in market share are derived from consumer takeaway data using the retail sales value metric. We believe consumer takeaway is a leading indicator of how consumer demand is trending.

Important Information on Forward-Looking Statements:
This report contains statements, estimates, and projections that are “forward-looking statements” as defined under U.S. federal securities laws. Words such as “aim,” “anticipate,” “aspire,” “believe,” “can,” “continue,” “could,” “envision,” “estimate,” “expect,” “expectation,” “intend,” “may,” “might,” “plan,” “potential,” “project,” “pursue,” “see,” “seek,” “should,” “will,” “would,” and similar words indicate forward-looking statements, which speak only as of the date we make them. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. By their nature, forward-looking statements involve risks, uncertainties, and other factors (many beyond our control) that could cause our actual results to differ materially from our historical experience or from our current expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors of our 2020 Form 10-K, those described in Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended July 31, 2020 (First Quarter 2021 Form 10-Q), and those described from time to time in our future reports filed with the Securities and Exchange Commission, including:

•Impact of health epidemics and pandemics, including the COVID-19 pandemic, and the resulting negative economic impact and related governmental actions
•Risks associated with being a U.S.-based company with global operations, including commercial, political, and financial risks; local labor policies and conditions; protectionist trade policies, or economic or trade sanctions, including additional retaliatory tariffs on American spirits and the effectiveness of our actions to mitigate the negative impact on our margins, sales, and distributors; compliance with local trade practices and other regulations; terrorism; and health pandemics
•Failure to comply with anti-corruption laws, trade sanctions and restrictions, or similar laws or regulations
•Fluctuations in foreign currency exchange rates, particularly a stronger U.S. dollar
•Changes in laws, regulatory measures, or governmental policies – especially those that affect the production, importation, marketing, labeling, pricing, distribution, sale, or consumption of our beverage alcohol products
•Tax rate changes (including excise, sales, VAT, tariffs, duties, corporate, individual income, dividends, or capital gains) or changes in related reserves, changes in tax rules or accounting standards, and the unpredictability and suddenness with which they can occur
•Unfavorable global or regional economic conditions, particularly related to the COVID-19 pandemic, and related economic slowdowns or recessions, low consumer confidence, high unemployment, weak credit or capital markets, budget deficits, burdensome government debt, austerity measures, higher interest rates, higher taxes, political instability, higher inflation, deflation, lower returns on pension assets, or lower discount rates for pension obligations
•Dependence upon the continued growth of the Jack Daniel’s family of brands
•Changes in consumer preferences, consumption, or purchase patterns – particularly away from larger producers in favor of small distilleries or local producers, or away from brown spirits, our premium products, or spirits generally, and our ability to anticipate or react to them; legalization of marijuana use on a more widespread basis; shifts in consumer purchase practices from traditional to e-commerce retailers; bar, restaurant, travel, or other on-premise declines; shifts in demographic or health and wellness trends; or unfavorable consumer reaction to new products, line extensions, package changes, product reformulations, or other product innovation
•Decline in the social acceptability of beverage alcohol in significant markets
•Production facility, aging warehouse, or supply chain disruption

•Imprecision in supply/demand forecasting
•Higher costs, lower quality, or unavailability of energy, water, raw materials, product ingredients, labor, or finished goods
•Significant additional labeling or warning requirements or limitations on availability of our beverage alcohol products
•Competitors’ and retailers’ consolidation or other competitive activities, such as pricing actions (including price reductions, promotions, discounting, couponing, or free goods), marketing, category expansion, product introductions, or entry or expansion in our geographic markets or distribution networks
•Route-to-consumer changes that affect the timing of our sales, temporarily disrupt the marketing or sale of our products, or result in higher fixed costs
•Inventory fluctuations in our products by distributors, wholesalers, or retailers
•Risks associated with acquisitions, dispositions, business partnerships, or investments – such as acquisition integration, termination difficulties or costs, or impairment in recorded value
•Counterfeiting and inadequate protection of our intellectual property rights
•Product recalls or other product liability claims, product tampering, contamination, or quality issues
•Significant legal disputes and proceedings, or government investigations
•Cyber breach or failure or corruption of key information technology systems, or failure to comply with personal data protection laws
•Negative publicity related to our company, products, brands, marketing, executive leadership, employees, board of directors, family stockholders, operations, business performance, or prospects
•Failure to attract or retain key executive or employee talent
•Our status as a family “controlled company” under New York Stock Exchange rules, and our dual-class share structure

Overview
COVID-19
The ongoing COVID-19 pandemic continues to impact the global economy and create economic uncertainty. Governments around the world have imposed restrictions on travel and business operations and have placed limitations on the size of public and private gatherings of their citizens. As a result of such restrictions, many businesses have either been closed or their operations have modified. The airline, cruise, and related hospitality industries have been particularly impacted as the ability to travel has been severely limited or restricted in various countries around the world.
While the financial impact of COVID-19 on our business for the six months ended October 31, 2020, is difficult to measure, it has had an effect on our financial performance, both positive and negative. For example, the negative impact continued to be concentrated in (a) the on-premise (representing nearly 20% of our business) as a result of the restrictions in the channel, (b) our Travel Retail channel as a result of travel bans and other restrictions, and (c) certain emerging markets. Conversely, solid off-premise gains across many of our developed markets, which reflected an increase in at-home consumption and strong growth in the e-premise channel, continued to offset the significant reduction in sales in the negatively affected channels and markets. We further discuss the effect of COVID-19 on our results where relevant below.
We believe we remain in a strong financial position, and our capacity to generate solid operating cash flow remains sound, allowing us to navigate this crisis as circumstances evolve. Additionally, we have no maturities of long-term debt until fiscal 2023. See “Liquidity and Financial Condition” below for details.
Fiscal 2021 Year-to-Date Highlights
•We delivered reported net sales of $1.7 billion, a decrease of 1% compared to the same period last year. Excluding an estimated net decrease in distributor inventories and the negative effect of foreign exchange, we grew underlying net sales 4% for the six months ended October 31, 2020. Net sales for our markets and brands were affected by COVID-19 during the first half of fiscal 2021. Underlying growth was driven by (a) JD RTDs, (b) our premium bourbon brands, led by Woodford Reserve, (c) our tequila brands, and (d) the continued international launch of JDTA. This growth was partially offset by JDTW declines in (a) the on-premise (representing nearly 20% of our business) as a result of the restrictions in the channel, (b) our Travel Retail channel as a result of travel bans and other restrictions, and (c) certain emerging markets. From a geographic perspective, the United States led the underlying net sales growth with developed international markets also contributing. These gains were partially offset by a decline in underlying net sales in our Travel Retail channel, certain emerging markets, and sales of used barrels.
•We delivered reported operating income of $717 million, an increase of 19% compared to the same period of last year. Excluding (a) the gain on sale of Early Times, Canadian Mist, and Collingwood, (b) an estimated net decrease in distributor inventories, and (c) the negative effect of foreign exchange, underlying operating income grew 11%.
•We delivered diluted earnings per share of $1.17, an increase of 20% compared to the same period last year, including an estimated $0.19 per share benefit from the gain on sale of Early Times, Canadian Mist, and Collingwood.

Summary of Operating Performance
	Three Months Ended October 31,					Six Months Ended October 31,
(Dollars in millions)	2019	2020	Reported Change		Underlying Change[1]	2019	2020	Reported Change		Underlying Change[1]
Net sales	$989	$985	—%		4%	$1,755	$1,738	(1%)		4%
Cost of sales	370	404	10%		10%	638	692	9%		11%
Gross profit	619	581	(6%)		—%	1,117	1,046	(6%)		(1%)
Advertising	112	95	(15%)		(15%)	204	157	(23%)		(23%)
SG&A	158	155	(2%)		(2%)	322	303	(6%)		(6%)
Gain on sale of business						—	(127)	NA		—%
Other expense (income), net	(3)	1	(133%)		1%	(9)	(4)	(53%)		(46%)
Operating income	352	330	(6%)		6%	600	717	19%		11%

Total operating expenses[2]	$267	$251	(6%)		(7%)	$517	$456	(12%)		(12%)

As a percentage of net sales[3]
Gross profit	62.7%	59.0%	(3.7)	pp		63.7%	60.2%	(3.5)	pp
Operating income	35.6%	33.5%	(2.1)	pp		34.2%	41.2%	7.0	pp
Non-operating postretirement expense	$1	$2	28%			$2	$3	28%
Interest expense, net	$20	$19	(1%)			$39	$39	1%
Effective tax rate	15.0%	22.1%	7.1	pp		16.3%	16.4%	0.1	pp
Diluted earnings per share	$0.59	$0.50	(15%)			$0.97	$1.17	20%
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
Fiscal 2021 Outlook
We continue to face substantial uncertainty related to the evolving COVID-19 pandemic, its effect on the global economy, and ultimately its effect on the consumers of our brands. Our ability to make, ship, and market our brands to our consumers has not been materially impacted by COVID-19. However, we will continue to closely monitor the raw material inputs from our suppliers (glass, cans, and other raw materials) and the effect COVID-19 may have on production abilities. How and where we sell our brands looks different due to COVID-19. As a result, we continue to closely monitor key developments in our markets, including (a) industry and consumer behavior, (b) macroeconomic conditions (government/financial stimulus, employment, and economic recovery, et al.), and (c) the timing and severity of restrictions associated with COVID-19.
As a result of these uncertainties and low visibility on recovery, and consistent with our 2020 Form 10-K, we are not providing quantitative guidance for fiscal 2021. From a qualitative perspective, we believe that (a) the Travel Retail channel will not recover during this fiscal year, (b) the performance of the on-premise channel will depend on a variety of external factors; however, we do not expect a recovery during this fiscal year, and (c) many of our emerging markets will remain down for the fiscal year. Our gross margin will remain under pressure for the year driven by the expectation of higher input costs, lower fixed cost absorption, and mix shifts. However, our full-year gross margin will depend not only on the volumes of our business, but the mix of our business by geography, portfolio, channel, and size.
We expect overall operating expenses, notably our advertising investments, to accelerate significantly as the year-over-year rate of declines experienced in the first half of fiscal 2021 will not be sustained throughout the year. Also, as previously announced, we plan to make a $20 million contribution to the Brown-Forman Foundation in the second half of fiscal 2021. We will remain agile, diligent, focused, and disciplined on our investments as the environment continues to evolve.
We expect our full-year effective tax rate to be in the range of 17% to 19%.

Results of Operations – Fiscal 2021 Year-to-Date Highlights
Market Highlights
The following table provides supplemental information for our largest markets. We discuss results of the markets most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the six months ended October 31, 2020, compared to the same period last year.

Top Markets[1]
Six months ended October 31, 2020	Net Sales % Change vs. 2020
Geographic area[2]	Reported	Acquisitions and Divestitures	Foreign Exchange	Est. Net Chg in Distributor Inventories	Underlying[3]
United States	3%	—%	—%	6%	9%
Developed International	10%	—%	(4%)	4%	10%
United Kingdom	11%	—%	(8%)	2%	4%
Germany	26%	—%	(4%)	—%	23%
Australia	27%	—%	(2%)	—%	25%
France	17%	—%	(4%)	—%	13%
Rest of Developed International	(14%)	—%	(1%)	9%	(6%)
Emerging	(13%)	—%	9%	4%	—%
Mexico	(3%)	—%	14%	—%	11%
Poland	13%	—%	(2%)	—%	11%
Russia	(25%)	1%	10%	(1%)	(15%)
Rest of Emerging	(22%)	—%	9%	8%	(6%)
Travel Retail	(49%)	(1%)	—%	(10%)	(59%)
Non-branded and bulk	(34%)	1%	(1%)	—%	(33%)
Total	(1%)	—%	1%	4%	4%
Note: Results may differ due to rounding

1“Top Markets” are ranked based on percentage of total fiscal 2020 net sales. See 2020 Form 10-K “Results of Operations - Fiscal 2020 Market Highlights” and Note 8 to the Condensed Consolidated Financial Statements.
2See “Definitions” above for definitions of market aggregations presented here.
3See “Non-GAAP Financial Measures” above for details on our use of “underlying change” in net sales, including how we calculate this measure and why we believe this information is useful to readers.

Net sales in all of the markets discussed below were affected by COVID-19 during the first half of fiscal 2021. See “Overview - COVID-19” above for more information around the impact of COVID-19 on our business.
•United States. Reported net sales increased 3%, while underlying net sales grew 9% after adjusting for an estimated net decrease in distributor inventories (following the April 2020 distributor inventory build due to the uncertainty around potential supply chain disruptions resulting from COVID-19). The underlying net sales gain was driven by (a) our premium bourbons, led by Woodford Reserve and Old Forester, supported by strong consumer takeaway trends; (b) JD RTDs, fueled by strong consumer demand for Jack Daniel’s Country Cocktails and the launch of new spirit-based RTD products; (c) volumetric growth of JDTH and Gentleman Jack; (d) our tequilas, due to higher volumes and prices of Herradura and el Jimador; and (e) volumetric growth and higher prices of Korbel Champagne. This growth was partially offset by lower net sales of JDTW reflecting unfavorable channel mix resulting from COVID-19 related restrictions in the on-premise channel.
•Developed International. Reported net sales increased 10%, while underlying net sales also grew 10% after adjusting for the positive effect of foreign exchange and an estimated net decrease in distributor inventories. Underlying net sales growth was led by Australia, Germany, and France, partially offset by declines in Spain.
◦Germany’s underlying net sales growth was fueled by the volumetric gains of JD RTDs due to strong consumer demand, the launch of JDTA, and higher JDTW volumes.
◦Australia’s underlying net sales growth was driven by higher volumes of JD RTDs fueled by strong consumer demand.

◦France’s underlying net sales growth was driven by the launch of JDTA and higher volumes of JDTW and JDTH.
◦Underlying net sales in the Rest of Developed International declined due primarily to lower JDTW volumes in Spain reflecting COVID-19 related closures in this heavily on-premise focused market.
•Emerging. Reported net sales decreased 13%, while underlying net sales were flat after adjusting for the negative effect of foreign exchange and an estimated net decrease in distributor inventories. Flat underlying net sales results reflect growth in Brazil, Mexico, and Poland, offset by broad-based declines in Southeast Asia, Russia, India, and many of our other Latin American markets as COVID-19 had an adverse effect on results.
◦Mexico’s underlying net sales growth was fueled primarily by higher volumes of New Mix supported by increased demand and shelf space as a result of the temporary supply disruption of the beer industry in the first quarter due to COVID-19 related shutdowns. This growth was partially offset by lower volumes and unfavorable product mix of Herradura.
◦Poland’s underlying net sales growth was driven by higher volumes of JDTW.
◦Russia’s underlying net sales declines were driven by lower volumes of Finlandia. Difficult comparisons to the first half of fiscal 2020 coupled with the adverse effect of COVID-19 also affected the current year results.
◦Underlying net sales in the Rest of Emerging declined due to broad-based volume declines of JDTW, primarily in Southeast Asia, India, and many of our other Latin American markets, partially offset by the strong growth of the brand in Brazil.
•Travel Retail. Reported net sales declined 49%, while underlying net sales were down 59% after adjusting for an estimated net increase in distributor inventories and the effect of acquisitions and divestitures. The underlying net sales decline was led by lower volumes of JDTW, Woodford Reserve, and Finlandia due to the implementation of travel bans and other restrictions resulting from COVID-19.
•Non-branded and bulk. Reported net sales declined 34%, while underlying net sales decreased 33% after adjusting for the effect of acquisitions and divestitures and the positive effect of foreign exchange. Lower volumes and prices for used barrels drove the reduction compared to the same period last year.

Brand Highlights
The following table provides supplemental information for our largest brands. We discuss results of the brands most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the six months ended October 31, 2020, compared to the same period last year.

Major Brands
Six months ended October 31, 2020	Volumes	Net Sales % Change vs 2020
Product category / brand family / brand[1]	9L Depletions[1]	Reported	Acquisitions and Divestitures	Foreign Exchange	Est. Net Chg in Distributor Inventories	Underlying[2]
Whiskey	13%	(1%)	—%	—%	5%	4%
Jack Daniel’s family of brands	13%	(3%)	—%	—%	5%	2%
JDTW	(6%)	(12%)	—%	1%	5%	(7%)
Jack Daniel’s RTD/RTP	36%	37%	—%	—%	(4%)	34%
JDTH	10%	11%	—%	—%	—%	11%
Gentleman Jack	16%	13%	—%	—%	2%	16%
JDTF	(1%)	(5%)	—%	1%	2%	(2%)
JDTA	143%	(17%)	—%	(2%)	115%	96%
Other Jack Daniel’s whiskey brands	(6%)	(8%)	—%	(1%)	12%	3%
Woodford Reserve	17%	14%	—%	—%	5%	19%
Tequila	36%	5%	—%	6%	1%	13%
el Jimador	(2%)	4%	—%	2%	2%	9%
Herradura	(15%)	(4%)	—%	3%	—%	(2%)
Wine	8%	15%	—%	—%	(3%)	11%
Vodka (Finlandia)	(19%)	(21%)	—%	2%	(2%)	(20%)
Rest of Portfolio	(3%)	14%	(2%)	(12%)	(3%)	(2%)
Non-branded and bulk	NA	(34%)	1%	(1%)	—%	(33%)
Note: Results may differ due to rounding

1See “Definitions” above for definitions of brand aggregations and volume measures presented here.
2See “Non-GAAP Financial Measures” above for details on our use of “underlying change” in net sales, including how we calculate this measure and why we believe this information is useful to readers.

Net sales for all of the brands discussed below were affected by COVID-19 during the first half of fiscal 2021. See “Overview - COVID-19” above for more information around the impact of COVID-19 on our business.
•Whiskey brands’ reported net sales declined 1%, while underlying net sales grew 4% after adjusting for an estimated net decrease in distributor inventories. The underlying net sales gain was driven by (a) the growth of JD RTDs; (b) our premium bourbons, led by Woodford Reserve and Old Forester, supported by strong consumer takeaway trends; (c) the continued international launch of JDTA; and (d) volumetric growth of JDTH and Gentleman Jack. This growth was partially offset by declines of JDTW.
◦The Jack Daniel’s family of brands grew underlying net sales driven by JD RTDs, the continued launch of JDTA, and higher volumes of JDTH and Gentleman Jack, partially offset by declines of JDTW.
▪The underlying net sales decline for JDTW was driven by (a) lower volumes in Travel Retail and certain emerging markets reflecting the implementation of travel bans and other restrictions related to COVID-19 and (b) unfavorable channel mix in the United States and our international developed markets resulting from COVID-19 related restrictions in the on-premise channel, which is partially offset by increased volumes in the off-premise channel in those markets.
▪The increase in underlying net sales growth for Jack Daniel’s RTD/RTP was fueled by volumetric gains in the United States (including the launch of new spirit-based RTD products), Australia, and Germany, which was supported by strong consumer takeaway trends.

▪JDTH increased underlying net sales fueled by broad-based volumetric gains, primarily in the United States and Europe, partially offset by declines in Travel Retail due to the implementation of travel bans and other restrictions resulting from COVID-19.
▪The underlying net sales growth of Gentleman Jack was led by higher volumes in the United States, partially offset by declines in Travel Retail due to the implementation of travel bans and other restrictions resulting from COVID-19.
▪The underlying net sales growth of JDTA was fueled by the continued international launch led by the United Kingdom, France, and Germany.
◦Woodford Reserve grew underlying net sales fueled by volumetric growth and favorable product mix in the United States, supported by strong consumer takeaway trends, partially offset by lower volumes in Travel Retail reflecting the implementation of travel bans and other restrictions related to COVID-19.
•Tequila brands grew reported net sales 5%, while underlying net sales grew 13% after adjusting for the negative effect of foreign exchange and an estimated net decrease in distributor inventories. Underlying net sales growth was driven primarily by higher volumes of New Mix supported by increased demand and shelf space as a result of the temporary supply disruption of the beer industry in the first quarter due to COVID-19 related shutdowns in Mexico.
◦el Jimador grew underlying net sales driven by volumetric growth and higher prices in the United States.
◦The underlying net sales decline of Herradura was driven by lower volumes, primarily in Mexico, mostly offset by higher volumes and prices along with favorable product mix in the United States.
•Reported net sales for our Wine business grew 15%, while underlying net sales grew 11% after adjusting for an estimated net increase in distributor inventories. The increase in underlying net sales was driven by volumetric growth and higher prices of Korbel Champagne in the United States, partially offset by declines of Sonoma-Cutrer in the United States reflecting COVID-19 related restrictions in the on-premise channel where this brand is focused.
•Reported net sales for Finlandia declined 21%, while underlying net sales decreased 20% after adjusting for the negative effect of foreign exchange and an estimated net increase in distributor inventories. The decrease in underlying net sales was due to the adverse effect of COVID-19, which drove volume declines in Travel Retail and in Russia.
•Non-branded and bulk. See discussion for this aggregation in “Market Highlights” above.

Year-Over-Year Period Comparisons

COVID-19 affected our results during the first two quarters of fiscal 2021. See “Overview - COVID-19” above for more information around the impact of COVID-19 on our business.

Net Sales
Percentage change versus the prior year period ended October 31	3 Months	6 Months
Change in reported net sales	—%	(1%)
Foreign exchange	1%	1%
Estimated net change in distributor inventories	3%	4%
Change in underlying net sales	4%	4%

Change in underlying net sales attributed to:
Volume	8%	15%
Price/mix	(5%)	(12%)
Note: Results may differ due to rounding
Net sales totaled $985 million, a decrease of $4 million, or essentially flat, for the three months ended October 31, 2020, compared to the same period last year. After adjusting reported results for an estimated net decrease in distributor inventories, primarily in the United States, and the negative effect of foreign exchange, underlying net sales grew 4%. The increase in underlying net sales comprised 8% volume growth, partially offset by 5% unfavorable price/mix. Volume growth was led by JD RTDs and New Mix, partially offset by declines of JDTW and Finlandia. Unfavorable price/mix was driven by faster growth from our lower-priced brands (JD RTDs and New Mix).
For the six months ended October 31, 2020, net sales were $1.7 billion, a decrease of $16 million, or 1%, compared to the same period last year. After adjusting reported net sales for an estimated net decrease in distributor inventories, primarily in the United States (following the April 2020 distributor inventory build due to the uncertainty around potential supply chain disruptions resulting from COVID-19), and the negative effect of foreign exchange, underlying net sales grew 4% compared to the same period last year. The increase in underlying net sales comprised 15% volume growth, partially offset by 12% unfavorable price/mix. Volume growth was led by JD RTDs and New Mix, partially offset by declines of JDTW and Finlandia. Unfavorable price/mix was driven by faster growth from our lower-priced brands (New Mix and JD RTDs) and unfavorable channel mix (primarily for JDTW) in the United States resulting from COVID-19 related restrictions in the on-premise channel. See “Results of Operations - Fiscal 2021 Year-to-Date Highlights” above for further details on underlying net sales for the six months ended October 31, 2020.

Cost of Sales
Percentage change versus the prior year period ended October 31	3 Months	6 Months
Change in reported cost of sales	10%	9%
Acquisitions and divestitures	(1%)	—%
Foreign exchange	(1%)	—%
Estimated net change in distributor inventories	2%	3%
Change in underlying cost of sales	10%	11%

Change in underlying cost of sales attributed to:
Volume	8%	15%
Cost/mix	2%	(4%)
Note: Results may differ due to rounding
Cost of sales of $404 million for the three months ended October 31, 2020, increased $34 million, or 10%, compared to the same period last year. Underlying cost of sales also increased 10% after adjusting for an estimated net decrease in distributor inventories, the negative effect of foreign exchange, and the effect of acquisitions and divestitures. The increase in underlying cost of sales comprised 8% volume growth and 2% unfavorable cost/mix. Volume growth was driven by JD RTDs and New Mix. Unfavorable cost/mix was driven primarily by higher input costs related to agave and wood along with lower fixed cost absorption for JDTW. These increases were partially offset by a shift in portfolio mix toward our lower-cost brands (JD RTDs and New Mix).

Cost of sales of $692 million for the six months ended October 31, 2020, increased $54 million, or 9%, when compared to the same period last year. Underlying cost of sales increased 11% after adjusting for an estimated net decrease in distributor inventories. The increase in underlying cost of sales comprised 15% volume growth, partially offset by 4% favorable cost/mix. Volume growth was driven by JD RTDs and New Mix. Favorable cost/mix was driven by a shift in portfolio mix toward our lower-cost brands (New Mix and JD RTDs), partially offset by higher input costs related to agave and wood along with lower fixed cost absorption for JDTW.

Gross Profit
Percentage change versus the prior year period ended October 31	3 Months	6 Months
Change in reported gross profit	(6%)	(6%)
Foreign exchange	1%	1%
Estimated net change in distributor inventories	4%	5%
Change in underlying gross profit	—%	(1%)
Note: Results may differ due to rounding

Gross Margin
For the period ended October 31	3 months	6 Months
Prior year gross margin	62.7%	63.7%
Price/mix	(1.1)%	(1.1)%
Cost	(1.9)%	(2.2)%
Acquisitions and divestitures	(0.2%)	(0.1%)
Foreign exchange	(0.5%)	(0.1%)
Change in gross margin	(3.7%)	(3.5%)
Current year gross margin	59.0%	60.2%
Note: Results may differ due to rounding	—	—
Gross profit of $581 million decreased $38 million, or 6%, for the three months ended October 31, 2020, compared to the same period last year. Underlying gross profit was essentially flat after adjusting for an estimated net decrease in distributor inventories and the negative effect of foreign exchange. Gross margin for the three months ended October 31, 2020, decreased 3.7 percentage points to 59.0% from 62.7% in the same period last year. The decrease in gross margin was driven primarily by (a) higher input costs (primarily higher input costs related to agave and wood along with lower fixed cost absorption for JDTW), (b) an unfavorable shift in channel mix resulting from COVID-19 related restrictions in the on-premise channel, (c) an unfavorable shift in portfolio mix toward our lower-margin brands (JD RTDs and New Mix), and (d) the negative effect of foreign exchange.
Gross profit of $1.0 billion decreased $71 million, or 6%, for the six months ended October 31, 2020, compared to the same period last year. Underlying gross profit declined 1% after adjusting for an estimated net decrease in distributor inventories and the negative effect of foreign exchange. Gross margin for the six months ended October 31, 2020, decreased 3.5 percentage points to 60.2% from 63.7% in the same period last year. The decrease in gross margin was driven primarily by (a) higher input costs (primarily higher input costs related to agave and wood along with lower fixed cost absorption for JDTW), (b) an unfavorable shift in channel and mix resulting from COVID-19 related restrictions in the on-premise channel, and (c) an unfavorable shift in portfolio mix toward our lower-margin brands (JD RTDs and New Mix).

Operating Expenses
Percentage change versus the prior year period ended October 31
3 Months	Reported	Acquisitions and Divestitures	Foreign Exchange	Underlying
Advertising	(15%)	1%	—%	(15%)
SG&A	(2%)	—%	—%	(2%)
Total operating expenses[1]	(6%)	—%	(1%)	(7%)

6 Months
Advertising	(23%)	—%	—%	(23%)
SG&A	(6%)	—%	—%	(6%)
Total operating expenses[1]	(12%)	—%	—%	(12%)
Note: Results may differ due to rounding
[1]Total operating expenses include advertising expense, SG&A expense, and other expense (income), net.
Operating expenses totaled $251 million, down $16 million, or 6%, for the three months ended October 31, 2020, compared to the same period last year. Underlying operating expenses were down 7% after adjusting for the positive effect of foreign exchange.
•Reported advertising expense declined 15% for the three months ended October 31, 2020. Underlying advertising expense also declined 15% after adjusting for the effect of acquisitions and divestitures. The decrease in underlying advertising expense was driven by the phasing of spend and a reduction in our investment behind on-premise channel activities and various events and sponsorships that were canceled during the quarter due to COVID-19.
•Reported and underlying SG&A expense declined 2% for the three months ended October 31, 2020. The decrease in underlying SG&A expense was driven by the tight management of discretionary spend (including hiring and travel freezes) as a result of the COVID-19 environment.
Operating expenses totaled $456 million, down $61 million, or 12%, for the six months ended October 31, 2020, compared to the same period last year. Underlying operating expenses were also down 12% compared to the same period last year.
•Reported and underlying advertising expense declined 23% for the six months ended October 31, 2020. The decrease in underlying advertising expense was driven by the phasing of spend and a reduction in our investment behind on-premise channel activities and various events and sponsorships that were canceled in the first half of fiscal 2021 due to COVID-19.
•Reported and underlying SG&A expense declined 6% for the six months ended October 31, 2020. The decrease in underlying SG&A expense was driven by the tight management of discretionary spend (including hiring and travel freezes) as a result of the COVID-19 environment.

Operating Income
Percentage change versus the prior year period ended October 31	3 Months	6 Months
Change in reported operating income	(6%)	19%
Acquisitions and divestitures	1%	(20%)
Foreign exchange	4%	2%
Estimated net change in distributor inventories	8%	10%
Change in underlying operating income	6%	11%
Note: Results may differ due to rounding
Operating income of $330 million decreased $22 million, or 6%, for the three months ended October 31, 2020, compared to the same period last year. Underlying operating income increased 6% after adjusting for (a) an estimated net decrease in distributor inventories, (b) the negative effect of foreign exchange, and (c) the effect of acquisitions and divestitures. Operating margin decreased 2.1 percentage points to 33.5% for the three months ended October 31, 2020, from 35.6% in the same period last year.

Operating income of $717 million increased $117 million, or 19%, for the six months ended October 31, 2020, compared to the same period last year. Underlying operating income grew 11% after adjusting for (a) the effect of acquisitions and divestitures, including the gain on sale of Early Times, Canadian Mist, and Collingwood; (b) an estimated net decrease in distributor inventories; and (c) the negative effect of foreign exchange. Operating margin increased 7.0 percentage points to 41.2% for the six months ended October 31, 2020, from 34.2% in the same period last year. The gain on sale of Early Times, Canadian Mist, and Collingwood contributed 7.2 percentage points to this increase.
The effective tax rate in the three months ended October 31, 2020, was 22.1% compared to 15.0% for the same period last year. The increase in our effective tax rate for the three months ended October 31, 2020, was driven primarily by a decrease in the foreign derived intangible income deduction, and the absence of the prior year true-up benefit.
The effective tax rate for the six months ended October 31, 2020, was 16.4% compared to 16.3% for the same period last year. The increase in our effective tax rate for the six months ended October 31, 2020, was driven by (a) a decreased benefit in the foreign-derived intangible income deduction, (b) the absence of the prior year true-up benefit, and (c) less stock based compensation deduction, which was offset by the deferred tax benefit related to an intercompany transfer of assets.
Diluted earnings per share of $0.50 in the three months ended October 31, 2020, decreased 15% from the $0.59 reported for the same period last year due to a higher effective tax rate and a decrease in reported operating income. Diluted earnings per share of $1.17 in the six months ended October 31, 2020, increased 20% from the $0.97 reported for the same period last year, including an estimated $0.19 per share benefit from the gain on sale of Early Times, Canadian Mist, and Collingwood.

Liquidity and Financial Condition
Cash flows. Cash and cash equivalents increased $289 million during the six months ended October 31, 2020. Cash provided by operations of $283 million was up $96 million from the same period last year, primarily reflecting lower working capital requirements.
Cash provided by investing activities was $147 million for the six months ended October 31, 2020, an increase of $222 million compared to the same period last year. The increase primarily reflects the proceeds of $177 million from our divestiture of the Early Times, Canadian Mist, and Collingwood brands and related assets (in the first quarter of fiscal 2021); our acquisition of The 86 Company for $22 million (in fiscal 2020); and a $23 million decline in capital expenditures for fixed assets and computer software.
Cash used for financing activities was $155 million during the six months ended October 31, 2020, compared to $183 million for the same period last year. The $28 million change was largely attributable to a $24 million increase in net proceeds from short-term borrowings.
The impact on cash and cash equivalents as a result of exchange rate changes was an increase of $14 million for the six months ended October 31, 2020, compared to a decrease of $1 million for the same period last year.
Liquidity. We generate strong cash flows from operations, which enable us to meet current obligations, fund capital expenditures, pay regular dividends, and return cash to our stockholders from time to time through share repurchases and special dividends. Our investment-grade credit ratings (A1 by Moody’s and A- by Standard & Poor’s) provide us with financial flexibility when accessing global credit markets and allow us to reserve adequate debt capacity for investment opportunities and unforeseen events.
The ongoing COVID-19 crisis has adversely affected our results of operations. To ensure uninterrupted business operations and to preserve adequate liquidity during these uncertain times, we have (a) managed our operating expenses closely and limited discretionary spending, (b) re-prioritized capital projects where prudent, and (c) actively managed our working capital. To support our business partners, we have extended additional credit to some of our customers who were most directly affected by the crisis. We continue to monitor closely the impact of the pandemic on our customers’ solvency and our ability to collect from them.
Cash and cash equivalents were $675 million at April 30, 2020, and $964 million at October 31, 2020. As of October 31, 2020, approximately 46% of our cash and cash equivalents were held by our foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We continue to evaluate our future cash deployment and, should we decide to repatriate additional cash held by other foreign subsidiaries, we may be required to provide for and pay additional taxes.

We have an $800 million commercial paper program that we regularly use to fund our short-term operational needs. In order to create a liquidity buffer, we have borrowed in excess of our immediate needs, and for longer maturities than usual. For outstanding commercial paper balances, interest rates, and days to maturity at April 30, 2020 and October 31, 2020, please see Note 6 to the Condensed Consolidated Financial Statements. The average balances, interest rates and original maturities during the periods ended October 31, 2019 and 2020, are presented below.

	Three Months Average		Six Months Average
	October 31,		October 31,
(Dollars in millions)	2019	2020	2019	2020
Average commercial paper	$310	$357	$323	$358
Average interest rate	2.28%	0.41%	2.42%	0.63%
Average days to maturity at issuance	34	136	33	119
Our commercial paper program is supported by available commitments under our undrawn $800 million bank credit facility that expires in November 2023. Although unlikely, under extreme market conditions, one or more participating banks may not be able to fund its commitments under our credit facility.
While we expect to meet our short-term liquidity needs largely through cash generated from operations and borrowings under our commercial paper program, a sustained market deterioration resulting in declines in net sales and profit could require us to evaluate alternative sources of liquidity. Should we have additional liquidity needs, we believe that we could access long-term financing in the debt capital markets.
We believe our current liquidity position, supplemented by our ability to generate positive cash flows from operations in the future, and our ample debt capacity enabled by our strong short-term and long-term credit ratings, will be sufficient to meet all of our future financial commitments.
On November 19, 2020, our Board of Directors declared a regular quarterly cash dividend of $0.1795 per share on our Class A and Class B common stock. Stockholders of record on December 4, 2020, will receive the dividend on January 4, 2021.
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

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our 2020 Form 10-K and Part II, Item 1A. Risk Factors in our First Quarter 2021 Form 10-Q, which could materially adversely affect our business, financial condition, or future results. There have been no material changes to the risk factors disclosed in our 2020 Form 10-K and our First Quarter 2021 Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
The following documents are filed with this report:

31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (not considered to be filed).
101	The following materials from Brown-Forman Corporation's Quarterly Report on Form 10-Q for the quarter ended October 31, 2020, in Inline XBRL (eXtensible Business Reporting Language) format: (a) Condensed Consolidated Statements of Operations, (b) Condensed Consolidated Statements of Comprehensive Income, (c) Condensed Consolidated Balance Sheets, (d) Condensed Consolidated Statements of Cash Flows, and (e) Notes to the Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File in Inline XBRL format (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN-FORMAN CORPORATION
(Registrant)

Date:	December 8, 2020	By:	/s/ Jane C. Morreau
Jane C. Morreau
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)