Form 10-Q
period 2021-01-31
BROWN FORMAN CORP
filed 2021-03-03
CIK 14693

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: February 28, 2021

Class A Common Stock (voting), $0.15 par value	169,109,992
Class B Common Stock (nonvoting), $0.15 par value	309,585,407

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2020	2021	2020	2021
Sales	$1,178	$1,222	$3,404	$3,481
Excise taxes	279	311	750	832
Net sales	899	911	2,654	2,649
Cost of sales	342	361	980	1,053
Gross profit	557	550	1,674	1,596
Advertising expenses	104	121	308	278
Selling, general, and administrative expenses	153	157	475	460
Gain on sale of business	—	—	—	(127)
Other expense (income), net	(4)	(9)	(13)	(13)
Operating income	304	281	904	998
Non-operating postretirement expense	1	1	3	4
Interest income	(1)	—	(4)	(1)
Interest expense	20	21	62	61
Income before income taxes	284	259	843	934
Income taxes	53	40	144	151
Net income	$231	$219	$699	$783
Earnings per share:
Basic	$0.48	$0.46	$1.46	$1.64
Diluted	$0.48	$0.45	$1.45	$1.63
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2020	2021	2020	2021
Net income	$231	$219	$699	$783
Other comprehensive income (loss), net of tax:
Currency translation adjustments	6	47	3	113
Cash flow hedge adjustments	(1)	(33)	1	(72)
Postretirement benefits adjustments	3	5	10	17
Net other comprehensive income (loss)	8	19	14	58
Comprehensive income	$239	$238	$713	$841
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions)

	April 30, 2020	January 31, 2021
Assets
Cash and cash equivalents	$675	$1,106
Accounts receivable, less allowance for doubtful accounts of $11 at April 30 and $10 at January 31	570	820
Inventories:
Barreled whiskey	1,092	1,090
Finished goods	320	306
Work in process	172	200
Raw materials and supplies	101	127
Total inventories	1,685	1,723
Other current assets	335	265
Total current assets	3,265	3,914
Property, plant and equipment, net	848	826
Goodwill	756	774
Other intangible assets	635	676
Deferred tax assets	15	68
Other assets	247	237
Total assets	$5,766	$6,495
Liabilities
Accounts payable and accrued expenses	$517	$603
Dividends payable	—	86
Accrued income taxes	30	43
Short-term borrowings	333	312
Total current liabilities	880	1,044
Long-term debt	2,269	2,347
Deferred tax liabilities	177	146
Accrued pension and other postretirement benefits	297	296
Other liabilities	168	194
Total liabilities	3,791	4,027
Commitments and contingencies
Stockholders’ Equity
Common stock:
Class A, voting, $0.15 par value (170,000,000 shares authorized; 170,000,000 shares issued)	25	25
Class B, nonvoting, $0.15 par value (400,000,000 shares authorized; 314,532,000 shares issued)	47	47
Retained earnings	2,708	3,125
Accumulated other comprehensive income (loss), net of tax	(547)	(489)
Treasury stock, at cost (6,323,000 and 5,880,000 shares at April 30 and January 31, respectively)	(258)	(240)
Total stockholders’ equity	1,975	2,468
Total liabilities and stockholders’ equity	$5,766	$6,495
 See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Nine Months Ended
	January 31,
	2020	2021
Cash flows from operating activities:
Net income	$699	$783
Adjustments to reconcile net income to net cash provided by operations:
Gain on sale of business	—	(127)
Depreciation and amortization	55	58
Stock-based compensation expense	8	9
Deferred income tax provision (benefit)	30	(56)
Other, net	6	(15)
Changes in assets and liabilities, net of business acquisitions and dispositions:
Accounts receivable	(125)	(219)
Inventories	(142)	(14)
Other current assets	(33)	30
Accounts payable and accrued expenses	(6)	68
Accrued income taxes	10	16
Other operating assets and liabilities	7	39
Cash provided by operating activities	509	572
Cash flows from investing activities:
Proceeds from sale of business	—	177
Acquisition of business, net of cash acquired	(22)	(14)
Additions to property, plant, and equipment	(84)	(41)
Computer software expenditures	(5)	(2)
Cash provided by (used for) investing activities	(111)	120
Cash flows from financing activities:
Proceeds from short-term borrowings, maturities greater than 90 days	—	344
Repayments of short-term borrowings, maturities greater than 90 days	—	(342)
Net change in short-term borrowings, maturities of 90 days or less	(150)	(25)
Payments of withholding taxes related to stock-based awards	(33)	(18)
Acquisition of treasury stock	(1)	—
Dividends paid	(242)	(253)
Cash used for financing activities	(426)	(294)
Effect of exchange rate changes on cash and cash equivalents	(3)	33
Net increase (decrease) in cash and cash equivalents	(31)	431
Cash and cash equivalents, beginning of period	307	675
Cash and cash equivalents, end of period	$276	$1,106
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

The following table presents information concerning basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions, except per share amounts)	2020	2021	2020	2021
Net income available to common stockholders	$231	$219	$699	$783

Share data (in thousands):
Basic average common shares outstanding	477,898	478,599	477,643	478,471
Dilutive effect of stock-based awards	2,859	2,237	2,793	2,194
Diluted average common shares outstanding	480,757	480,836	480,436	480,665

Basic earnings per share	$0.48	$0.46	$1.46	$1.64
Diluted earnings per share	$0.48	$0.45	$1.45	$1.63

We excluded common stock-based awards for approximately 0 shares and 298,000 shares from the calculation of diluted earnings per share for the three months ended January 31, 2020 and 2021, respectively. We excluded common stock-based awards for approximately 295,000 shares and 211,000 shares from the calculation of diluted earnings per share for the nine months ended January 31, 2020 and 2021, respectively. We excluded those awards because they were not dilutive for those periods under the treasury stock method.

3.    Inventories
Inventories are valued at the lower of cost or net realizable value. Some of our consolidated inventories are valued using the last-in, first-out (LIFO) method, which we use for the majority of our U.S. inventories. If the LIFO method had not been used, inventories at current cost would have been $311 million higher than reported as of April 30, 2020, and $342 million higher than reported as of January 31, 2021. Changes in the LIFO valuation reserve for interim periods are based on an allocation of the projected change for the entire fiscal year, recognized proportionately over the remainder of the fiscal year.

4.    Goodwill and Other Intangible Assets
The following table shows the changes in goodwill (which includes no accumulated impairment losses) and other intangible assets during the nine months ended January 31, 2021:

(Dollars in millions)	Goodwill	Other Intangible Assets
Balance at April 30, 2020	$756	$635
Sale of business (Note 14)	(4)	(1)
Acquisition (Note 14)	6	8
Foreign currency translation adjustment	16	34
Balance at January 31, 2021	$774	$676

Our other intangible assets consist of trademarks and brand names, all with indefinite useful lives.

5.    Commitments and Contingencies
We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe it is reasonably possible that these existing loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies were recorded as of January 31, 2021.

We have guaranteed the repayment by a third-party importer of its obligation under a bank credit facility that it uses in connection with its importation of our products in Russia. If the importer were to default on that obligation, which we believe is unlikely, our maximum possible exposure under the existing terms of the guaranty would be approximately $9 million (subject to changes in foreign currency exchange rates). Both the fair value and carrying amount of the guaranty are insignificant. As of January 31, 2021, our actual exposure under the guaranty of the importer’s obligation was approximately $6 million. We also have accounts receivable from that importer of approximately $10 million at January 31, 2021, which we expect to collect in full. Based on the financial support we provide to the importer, we believe it meets the definition of a variable interest entity. However, because we do not control this entity, it is not included in our consolidated financial statements.

On May 30, 2019, we notified Bacardi Martini Ltd. (Bacardi) of our intention not to renew the terms of our United Kingdom (U.K.) Cost Sharing Agreement (the Agreement) whereby Bacardi provided certain services (e.g., warehousing and logistics, sales, reporting, treasury, tax, and other services) and Brown-Forman and Bacardi split the associated overhead for those services. For purposes of conducting business, Brown-Forman and Bacardi established a U.K. trade name, “Bacardi Brown-Forman Brands,” through which our products and Bacardi’s products were sold in the U.K. On a monthly basis, Bacardi would remit to us the cash representing revenues from sales of our products, net of our agreed contributions for overhead costs under the Agreement. On April 30, 2020, the Agreement expired according to its terms.

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

Since it was raised, we have disputed Bacardi’s claim of commercial agency compensation and issued demands that Bacardi adhere to the dispute resolution process mandated by the Agreement and return the over £50 million that Bacardi has wrongfully withheld from us. Given the early stages of the litigation and arbitration process, we are unable to estimate the range of reasonably possible loss, if any. The withheld amount is included in accounts receivable in the accompanying condensed consolidated balance sheet as of January 31, 2021.

6.    Debt
Our long-term debt (net of unamortized discount and issuance costs) consists of:

(Principal and carrying amounts in millions)	April 30, 2020	January 31, 2021
2.250% senior notes, $250 principal amount, due January 15, 2023	$249	$249
3.500% senior notes, $300 principal amount, due April 15, 2025	297	298
1.200% senior notes, €300 principal amount, due July 7, 2026	324	362
2.600% senior notes, £300 principal amount, due July 7, 2028	369	408
4.000% senior notes, $300 principal amount, due April 15, 2038	294	294
3.750% senior notes, $250 principal amount, due January 15, 2043	248	248
4.500% senior notes, $500 principal amount, due July 15, 2045	488	488
	$2,269	$2,347
Our short-term borrowings of $333 million as of April 30, 2020, and $312 million as of January 31, 2021, consisted primarily of borrowings under our commercial paper program.

(Dollars in millions)	April 30, 2020	January 31, 2021
Commercial paper	$333	$290
Average interest rate	1.29%	0.27%
Average remaining days to maturity	73	33

7.    Stockholders’ Equity
The following table shows the changes in stockholders’ equity by quarter during the nine months ended January 31, 2020:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2019	$25	$47	$—	$2,238	$(363)	$(300)	$1,647
Adoption of ASU 2018-02				43	(43)		—
Net income				186			186
Net other comprehensive income (loss)					(1)		(1)
Declaration of cash dividends				(158)			(158)
Acquisition of treasury stock						(1)	(1)
Stock-based compensation expense			3				3
Stock issued under compensation plans						16	16
Loss on issuance of treasury stock issued under compensation plans			(2)	(27)			(29)
Balance at July 31, 2019	25	47	1	2,282	(407)	(285)	1,663
Net income				282			282
Net other comprehensive income (loss)					7		7
Stock-based compensation expense			3				3
Stock issued under compensation plans						11	11
Loss on issuance of treasury stock issued under compensation plans			(4)	(20)			(24)
Balance at October 31, 2019	25	47	—	2,544	(400)	(274)	1,942
Net income				231			231
Net other comprehensive income (loss)					8		8
Declaration of cash dividends				(167)			(167)
Stock-based compensation expense			2				2
Stock issued under compensation plans						11	11
Loss on issuance of treasury stock issued under compensation plans			(2)	(20)			(22)
Balance at January 31, 2020	$25	$47	$—	$2,588	$(392)	$(263)	$2,005

The following table shows the changes in stockholders’ equity by quarter during the nine months ended January 31, 2021:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2020	$25	$47	$—	$2,708	$(547)	$(258)	$1,975
Net income				324			324
Net other comprehensive income (loss)					24		24
Declaration of cash dividends				(167)			(167)
Stock-based compensation expense			3				3
Stock issued under compensation plans						10	10
Loss on issuance of treasury stock issued under compensation plans			(3)	(16)			(19)
Balance at July 31, 2020	25	47	—	2,849	(523)	(248)	2,150
Net income				240			240
Net other comprehensive income (loss)					15		15
Stock-based compensation expense			3				3
Stock issued under compensation plans						5	5
Loss on issuance of treasury stock issued under compensation plans			(3)	(7)			(10)
Balance at October 31, 2020	25	47	—	3,082	(508)	(243)	2,403
Net income				219			219
Net other comprehensive income (loss)					19		19
Declaration of cash dividends				(172)			(172)
Stock-based compensation expense			3				3
Stock issued under compensation plans						3	3
Loss on issuance of treasury stock issued under compensation plans			(3)	(4)			(7)
Balance at January 31, 2021	$25	$47	$—	$3,125	$(489)	$(240)	$2,468

The following table shows the change in each component of accumulated other comprehensive income (AOCI), net of tax, during the nine months ended January 31, 2021:

(Dollars in millions)	Currency Translation Adjustments	Cash Flow Hedge Adjustments	Postretirement Benefits Adjustments	Total AOCI
Balance at April 30, 2020	$(302)	$60	$(305)	$(547)
Net other comprehensive income (loss)	113	(72)	17	58
Balance at January 31, 2021	$(189)	$(12)	$(288)	$(489)

The following table shows the cash dividends declared per share on our Class A and Class B common stock during the nine months ended January 31, 2021:

Declaration Date	Record Date	Payable Date	Amount per Share
May 21, 2020	June 8, 2020	July 1, 2020	$0.1743
July 23, 2020	September 4, 2020	October 1, 2020	$0.1743
November 19, 2020	December 4, 2020	January 4, 2021	$0.1795
January 27, 2021	March 8, 2021	April 1, 2021	$0.1795

8.    Net Sales
The following table shows our net sales by geography:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions)	2020	2021	2020	2021
United States	$416	$425	$1,296	$1,334
Developed International[1]	263	292	716	789
Emerging[2]	171	171	477	438
Travel Retail[3]	34	12	104	47
Non-branded and bulk[4]	15	11	61	41
Total	$899	$911	$2,654	$2,649

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
4Includes net sales of used barrels, bulk whiskey and wine, and contract bottling regardless of customer location.

The following table shows our net sales by product category:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions)	2020	2021	2020	2021
Whiskey[1]	$701	$731	$2,086	$2,101
Tequila[2]	74	72	219	224
Wine[3]	62	50	159	162
Vodka[4]	32	26	89	71
Rest of portfolio	15	21	40	50
Non-branded and bulk[5]	15	11	61	41
Total	$899	$911	$2,654	$2,649

1Includes all whiskey spirits and whiskey-based flavored liqueurs, ready-to-drink, and ready-to-pour products. The brands included in this category are the Jack Daniel's family of brands, the Woodford Reserve family of brands, the Old Forester family of brands, GlenDronach, BenRiach, Glenglassaugh, Slane Irish Whiskey, and Coopers’ Craft. Also includes the Early Times, Canadian Mist, and Collingwood brands, which we divested on July 31, 2020 (Note 14).
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

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions)	2020	2021	2020	2021
Pension Benefits:
Service cost	$6	$7	$18	$20
Interest cost	8	6	24	19
Expected return on plan assets	(12)	(12)	(35)	(35)
Amortization of:
Prior service cost (credit)	—	—	1	1
Net actuarial loss	5	7	14	20
Net cost	$7	$8	$22	$25

Other Postretirement Benefits:
Service cost	$—	$—	$1	$1
Interest cost	1	1	1	1
Amortization of prior service cost (credit)	(1)	(1)	(2)	(2)
Net cost	$—	$—	$—	$—

10.    Income Taxes
Our consolidated interim effective tax rate is based on our expected annual operating income, statutory tax rates, and income tax laws in the various jurisdictions where we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the fiscal quarter in which the related event or a change in judgment occurs. The effective tax rate for the three months ended January 31, 2021, was 15.7% compared to 18.6% for the same period last year. The decrease in our effective tax rate for the three months ended January 31, 2021, was driven primarily by a deferred tax benefit related to a statutory rate change and an increase in the foreign derived intangible income deduction. The effective tax rate for the nine months ended January 31, 2021, was 16.2% compared to 17.1% for the same period last year. The decrease in our effective tax rate for the nine months ended January 31, 2021, was driven primarily by a deferred tax benefit related to an intercompany transfer of assets partially offset by (a) less stock-based compensation deduction, (b) a decreased benefit in the foreign derived intangible income deduction, and (c) a lower prior-year true-up benefit.

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

We use currency derivative contracts to limit our exposure to the foreign currency exchange rate risk that we cannot mitigate internally by using netting strategies. We designate most of these contracts as cash flow hedges of forecasted transactions (expected to occur within three years). We record all changes in the fair value of cash flow hedges in AOCI until the underlying hedged transaction occurs, at which time we reclassify that amount into earnings.

We do not designate some of our currency derivatives as hedges because we use them to partially offset the immediate earnings impact of changes in foreign currency exchange rates on existing assets or liabilities. We immediately recognize the change in fair value of these contracts in earnings.

We had outstanding currency derivatives, related primarily to our euro, British pound, and Australian dollar exposures, with notional amounts for all hedged currencies totaling $1,026 million at April 30, 2020, and $1,092 million at January 31, 2021. The maximum term of outstanding derivative contracts was 36 months at both April 30, 2020, and January 31, 2021.

We also use foreign currency-denominated debt instruments to help manage our foreign currency exchange rate risk. We designate a portion of those debt instruments as net investment hedges, which are intended to mitigate foreign currency exposure related to non-U.S. dollar net investments in certain foreign subsidiaries. Any change in value of the designated portion of the hedging instruments is recorded in AOCI, offsetting the foreign currency translation adjustment of the related net investments that is also recorded in AOCI. The amount of foreign currency-denominated debt instruments designated as net investment hedges was $613 million at April 30, 2020, and $673 million at January 31, 2021.

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

The following tables present the pre-tax impact that changes in the fair value of our derivative instruments and non-derivative hedging instruments had on AOCI and earnings:

		Three Months Ended
		January 31,
(Dollars in millions)	Classification	2020	2021
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$4	$(39)
Net gain (loss) reclassified from AOCI into earnings	Sales	5	4
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Sales	$(1)	$(6)
Net gain (loss) recognized in earnings	Other income (expense), net	4	4
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	$(5)	$(33)

Total amounts presented in the accompanying condensed consolidated statements of operations for line items affected by the net gains (losses) shown above:
Sales		$1,178	$1,222
Other income (expense), net		4	9

		Nine Months Ended
		January 31,
(Dollars in millions)	Classification	2020	2021
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$17	$(73)
Net gain (loss) reclassified from AOCI into earnings	Sales	16	21
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Sales	$(2)	$(11)
Net gain (loss) recognized in earnings	Other income (expense), net	6	15
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	$(2)	$(66)

Total amounts presented in the accompanying condensed consolidated statements of operations for line items affected by the net gains (losses) shown above:
Sales		$3,404	$3,481
Other income (expense), net		13	13
We expect to reclassify $9 million of deferred net losses on cash flow hedges recorded in AOCI as of January 31, 2021, to earnings during the next 12 months. This reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur.

The following table presents the fair values of our derivative instruments:

		April 30, 2020		January 31, 2021
(Dollars in millions)	Classification	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Designated as cash flow hedges:
Currency derivatives	Other current assets	$49	$(1)	$7	$(2)
Currency derivatives	Other assets	30	—	1	—
Currency derivatives	Accrued expenses	—	—	3	(14)
Currency derivatives	Other liabilities	—	—	1	(17)
Not designated as hedges:
Currency derivatives	Other current assets	—	—	—	—
Currency derivatives	Other assets	—	—	—	—
Currency derivatives	Accrued expenses	—	(2)	—	(1)
Currency derivatives	Other liabilities	—	—	—	—

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

Some of our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. The aggregate fair value of all derivatives with creditworthiness requirements that were in a net liability position was $2 million at April 30, 2020, and $27 million at January 31, 2021.

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

The following table summarizes the gross and net amounts of our derivative contracts:

(Dollars in millions)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet	Net Amounts
April 30, 2020
Derivative assets	$79	$(1)	$78	$—	$78
Derivative liabilities	(3)	1	(2)	—	(2)
January 31, 2021
Derivative assets	12	(6)	6	(1)	5
Derivative liabilities	(34)	6	(28)	1	(27)

No cash collateral was received or pledged related to our derivative contracts as of April 30, 2020, or January 31, 2021.

12.    Fair Value Measurements
The following table summarizes the assets and liabilities measured or disclosed at fair value on a recurring basis:

	April 30, 2020		January 31, 2021
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$675	$675	$1,106	$1,106
Currency derivatives	78	78	6	6
Liabilities
Currency derivatives	2	2	28	28
Short-term borrowings	333	333	312	312
Long-term debt	2,269	2,486	2,347	2,749

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

13.    Other Comprehensive Income
The following tables show the components of net other comprehensive income (loss):

	Three Months Ended			Three Months Ended
	January 31, 2020			January 31, 2021
(Dollars in millions)	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Currency translation adjustments:
Net gain (loss) on currency translation	$5	$1	$6	$39	$8	$47
Reclassification to earnings	—	—	—	—	—	—
Other comprehensive income (loss), net	5	1	6	39	8	47
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	4	(1)	3	(39)	9	(30)
Reclassification to earnings[1]	(5)	1	(4)	(4)	1	(3)
Other comprehensive income (loss), net	(1)	—	(1)	(43)	10	(33)
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	—	—	—	—	—	—
Reclassification to earnings[2]	4	(1)	3	6	(1)	5
Other comprehensive income (loss), net	4	(1)	3	6	(1)	5

Total other comprehensive income (loss), net	$8	$—	$8	$2	$17	$19

	Nine Months Ended			Nine Months Ended
	January 31, 2020			January 31, 2021
(Dollars in millions)	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Currency translation adjustments:
Net gain (loss) on currency translation	$3	$—	$3	$97	$16	$113
Reclassification to earnings	—	—	—	—	—	—
Other comprehensive income (loss), net	3	—	3	97	16	113
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	17	(4)	13	(73)	17	(56)
Reclassification to earnings[1]	(16)	4	(12)	(21)	5	(16)
Other comprehensive income (loss), net	1	—	1	(94)	22	(72)
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	—	—	—	—	—	—
Reclassification to earnings[2]	13	(3)	10	23	(6)	17
Other comprehensive income (loss), net	13	(3)	10	23	(6)	17

Total other comprehensive income (loss), net	$17	$(3)	$14	$26	$32	$58
1Pre-tax amount for each period is classified as sales in the accompanying condensed consolidated statements of operations.
2For the nine months ended January 31, 2021, $4 of the pre-tax amount of $23 is classified in gain on sale of business in the accompanying condensed consolidated statements of operations. Otherwise, the pre-tax amount for each period is classified as non-operating postretirement expense.

14.    Acquisitions and Divestitures
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

On December 1, 2020, we acquired 100% of the voting interests in Part Time Rangers Holdings Limited (Part Time Rangers) for $14 million in cash (including repayment of debt). Part Time Rangers, which is based in New Zealand, produces spirits-based ready-to-drink products with all-natural fruit flavoring. The purchase price has been preliminarily allocated largely to the intangible assets of the acquired business, including goodwill of $6 million and other intangible assets of $8 million. The goodwill is primarily attributable to the value of leveraging our distribution network and brand-building expertise to grow sales of the Part Time Rangers brand. We do not expect the goodwill to be deductible for tax purposes. Part Time Rangers has been included in our consolidated financial statements since the acquisition date. Actual and pro forma results are not presented due to immateriality.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with both our unaudited Condensed Consolidated Financial Statements and related notes included in Part I, Item 1 of this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended April 30, 2020, as amended (2020 Form 10-K). Note that the results of operations for the nine months ended January 31, 2021, are not necessarily indicative of future or annual results. In this Item, “we,” “us,” “our,” “Brown-Forman,” and the “Company” refer to Brown-Forman Corporation and its consolidated subsidiaries, collectively.

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
In fiscal 2020, we acquired The 86 Company, which owns Fords Gin. During the first quarter of fiscal 2021, we sold our Early Times, Canadian Mist, and Collingwood brands and related assets, which resulted in a pre-tax gain of $127 million. During the third quarter of fiscal 2021, we acquired Part Time Rangers Holdings Limited, which owns Part Time Rangers RTDs. See Note 14 to the Condensed Consolidated Financial Statements for details.
This adjustment removes (a) transaction and integration costs related to the acquisitions and divestitures, (b) operating activity for The 86 Company for the non-comparable period, which is activity in the first quarter of fiscal 2021, (c) the gain on sale of Early Times, Canadian Mist, and Collingwood, (d) operating activity for the non-comparable period for Early Times, Canadian Mist, and Collingwood, which is activity in the second and third quarter for both fiscal 2020 and fiscal 2021, and (e) operating activity for Part Time Rangers Holdings Limited for the non-comparable period, which is activity in the third quarter of fiscal 2021. We believe that these adjustments allow for us to better understand our underlying results on a comparable basis.
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
•“Estimated net change in distributor inventories.” This adjustment refers to the estimated net effect of changes in distributor inventories on changes in certain line items of the statements of operations. For each period compared, we use volume (see Definitions - Other Metrics below) information from our distributors to estimate the effect of distributor inventory changes in certain line items of the statements of operations. We believe that this adjustment reduces the effect of varying levels of distributor inventories on changes in certain line items of the statements of operations and allows us to understand better our underlying results and trends.

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
Brand Aggregations.
In “Results of Operations - Fiscal 2021 Year-to-Date Highlights,” we provide supplemental information for our largest brands ranked by percentage of total fiscal 2020 net sales. In addition to brands that are listed by name, we include the following aggregations:
•“Whiskey” includes all whiskey spirits and whiskey-based flavored liqueurs, ready-to-drink (RTD), and ready-to-pour products (RTP). The brands included in this category are the Jack Daniel’s family of brands, the Woodford Reserve family of brands (Woodford Reserve), the Old Forester family of brands (Old Forester), GlenDronach, BenRiach, Glenglassaugh, Slane Irish Whiskey, and Coopers’ Craft. Also includes the Early Times, Canadian Mist, and Collingwood brands, which we divested on July 31, 2020. See Note 14 to the Condensed Consolidated Financial Statements for details.
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

Important Information on Forward-Looking Statements:
This report contains statements, estimates, and projections that are “forward-looking statements” as defined under U.S. federal securities laws. Words such as “aim,” “anticipate,” “aspire,” “believe,” “can,” “continue,” “could,” “envision,” “estimate,” “expect,” “expectation,” “intend,” “may,” “might,” “plan,” “potential,” “project,” “pursue,” “see,” “seek,” “should,” “will,” “would,” and similar words indicate forward-looking statements, which speak only as of the date we make them. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. By their nature, forward-looking statements involve risks, uncertainties, and other factors (many beyond our control) that could cause our actual results to differ materially from our historical experience or from our current expectations or projections. These risks and uncertainties include, but are not limited to:

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

For further information on these and other risks, please see the risks and uncertainties described in Part I, Item 1A. Risk Factors of our 2020 Form 10-K, those described in Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended July 31, 2020, (First Quarter 2021 Form 10-Q), and those described from time to time in our future reports filed with the Securities and Exchange Commission.

Overview
COVID-19
The ongoing COVID-19 pandemic continues to impact the global economy and create economic uncertainty even with multiple vaccines in various stages of deployment around the world. Governments around the world have imposed restrictions on travel and business operations and have placed limitations on the size of public and private gatherings of their citizens. As a result of such restrictions, many businesses have either been closed or their operations have been modified. The bar, restaurant, airline, cruise, and related hospitality industries have been particularly impacted as the ability to travel and gather has been severely limited or restricted in various countries around the world.
While the financial impact of COVID-19 on our business for the nine months ended January 31, 2021, is difficult to measure, it has had an effect on our financial performance, both positive and negative. For example, the negative impact continued to be concentrated in (a) the on-premise (representing approximately 20% of our business prior to COVID-19) as a result of the restrictions in the channel, (b) our Travel Retail channel as a result of travel bans and other restrictions, and (c) certain emerging markets where we have seen evidence of consumers trading down from premium spirit categories where our portfolio is focused. Conversely, strong off-premise gains across many of our developed markets, reflecting an increase in at-home consumption and strong growth in the e-premise channel, continued to offset the significant reduction in sales in the negatively affected channels and markets. We further discuss the effect of COVID-19 on our results where relevant below.
We believe we remain in a strong financial position, and our capacity to generate solid operating cash flow remains sound, allowing us to navigate this crisis as circumstances evolve. Additionally, we have no maturities of long-term debt until fiscal 2023. See “Liquidity and Financial Condition” below for details.
Fiscal 2021 Year-to-Date Highlights
•We delivered reported net sales of $2.6 billion, essentially flat compared to the same period last year. Excluding an estimated net decrease in distributor inventories, we grew underlying net sales 2% for the nine months ended January 31, 2021. Net sales for our markets and brands were affected by COVID-19 during the first nine months of fiscal 2021. Underlying growth was driven by (a) JD RTDs; (b) our premium bourbon brands, led by Woodford Reserve and Old Forester; (c) the continued international launch of JDTA; (d) broad-based growth of JDTH; and (e) our tequila brands, fueled by volume growth of New Mix. These gains were partially offset by declines on JDTW in (a) the on-premise (representing approximately 20% of our business prior to COVID-19) as a result of the restrictions in the channel, (b) our Travel Retail channel as a result of travel bans and other restrictions, and (c) certain emerging markets reflecting the lack of tourism and consumers trading down from premium spirit categories. From a geographic perspective, the United States and developed international markets led the underlying net sales growth with certain emerging markets also contributing. These gains were partially offset by a decline in underlying net sales in our Travel Retail channel, certain other emerging markets, and sales of used barrels.
•Reported advertising expense declined 10% for the nine months ended January 31, 2021. Underlying advertising expense also declined 10% after adjusting for the negative effect of foreign exchange. The decrease in underlying advertising expense was driven by the phasing of spend from the first half to the second half of the fiscal year. Reported SG&A expense declined 3% for the nine months ended January 31, 2021. Underlying SG&A expense declined 4% after adjusting for the effect of acquisitions and divestitures and the negative effect of foreign exchange. The decrease in underlying SG&A expense was driven by the tight management of discretionary spend.
•We delivered reported operating income of $998 million, an increase of 10% compared to the same period last year. Excluding (a) the effect of acquisitions and divestitures, (b) an estimated net decrease in distributor inventories, and (c) the positive effect of foreign exchange, underlying operating income grew 3%.
•We delivered diluted earnings per share of $1.63 for the nine months ended January 31, 2021, an increase of 12% from the $1.45 reported for the same period last year, which includes an estimated $0.19 per share benefit from the gain on sale of Early Times, Canadian Mist, and Collingwood.

Summary of Operating Performance
	Three Months Ended January 31,					Nine Months Ended January 31,
(Dollars in millions)	2020	2021	Reported Change		Underlying Change[1]	2020	2021	Reported Change		Underlying Change[1]
Net sales	$899	$911	1%		—%	$2,654	$2,649	—%		2%
Cost of sales	342	361	5%		4%	980	1,053	7%		9%
Gross profit	557	550	(1%)		(1%)	1,674	1,596	(5%)		(1%)
Advertising	104	121	17%		16%	308	278	(10%)		(10%)
SG&A	153	157	3%		1%	475	460	(3%)		(4%)
Gain on sale of business						—	(127)	NA		NA
Other expense (income), net	(4)	(9)	176%		(21%)	(13)	(13)	5%		(37%)
Operating income	304	281	(8%)		(8%)	904	998	10%		3%

Total operating expenses[2]	$253	$269	7%		7%	$770	$725	(6%)		(6%)

As a percentage of net sales[3]
Gross profit	61.9%	60.4%	(1.5)	pp		63.1%	60.3%	(2.8)	pp
Operating income	33.8%	30.9%	(2.9)	pp		34.1%	37.7%	3.6	pp
Non-operating postretirement expense	$1	$1	28%			$3	$4	28%
Interest expense, net	$19	$21	5%			$58	$60	3%
Effective tax rate	18.6%	15.7%	(2.9)	pp		17.1%	16.2%	(0.9)	pp
Diluted earnings per share	$0.48	$0.45	(5%)			$1.45	$1.63	12%
Note: Totals may differ due to rounding

1See “Non-GAAP Financial Measures” above for details on our use of “underlying change,” including how we calculate these measures and why we believe this information is useful to readers.
2Operating expenses include advertising expense, SG&A expense, and other expense (income), net.
3Year-over-year changes in percentages are reported in percentage points (pp).
Fiscal 2021 Outlook
We continue to face uncertainty related to the evolving COVID-19 pandemic, its effect on the global economy, and ultimately its effect on the consumers of our brands. Our ability to make, ship, and market our brands to our consumers has not been materially impacted by COVID-19. However, we continue to closely monitor the raw material inputs from our suppliers (glass, cans, and other raw materials) and the effect COVID-19 may have on production abilities. How and where we sell our brands looks different due to COVID-19. As a result, we continue to closely monitor key developments in our markets, including (a) industry and consumer behavior, (b) macroeconomic conditions (government/financial stimulus, employment, and economic recovery, et al.), (c) changes in restrictions related to COVID-19, and (d) the response to the multiple vaccines in various stages of deployment around the world.
As a result of these uncertainties and low visibility on recovery, and consistent with our 2020 Form 10-K, we are not providing quantitative guidance for fiscal 2021, except for our effective tax rate range. From a qualitative perspective, we believe that the Travel Retail and on-premise channels will not recover during this fiscal year and many of our emerging markets and certain developed international markets will remain down for the fiscal year. Our gross margin will remain under pressure for the year driven by the expectation of higher input costs, lower fixed cost absorption, and mix shifts. However, our full-year gross margin will depend not only on the volumes of our business, but the mix of our business by geography, portfolio, channel, and size.
We expect the overall operating expense growth rate in the fourth quarter of fiscal 2021, particularly our advertising investments, to accelerate significantly compared to the third quarter of fiscal 2021 as we invest behind areas where our business is showing strong momentum along with cycling against last year’s significant decline in spend during the early weeks of COVID-19. Also, as previously announced, we plan to make a $20 million contribution to the Brown-Forman Foundation in the fourth quarter of fiscal 2021. We will remain agile, diligent, focused, and disciplined on our investments as the environment continues to evolve.
We expect our full-year effective tax rate to be in the range of 17% to 19%.

Results of Operations – Fiscal 2021 Year-to-Date Highlights
Market Highlights
The following table provides supplemental information for our largest markets. We discuss results of the markets most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the nine months ended January 31, 2021, compared to the same period last year.

Top Markets[1]
Nine months ended January 31, 2021	Net Sales % Change vs. 2020
Geographic area[2]	Reported	Acquisitions and Divestitures	Foreign Exchange	Est. Net Chg in Distributor Inventories	Underlying[3]
United States	3%	—%	—%	4%	7%
Developed International	10%	—%	(5%)	2%	7%
United Kingdom	11%	—%	(9%)	1%	3%
Germany	18%	—%	(4%)	—%	14%
Australia	33%	—%	(5%)	—%	28%
France	14%	—%	(5%)	—%	9%
Rest of Developed International	(10%)	(1%)	(2%)	5%	(8%)
Emerging	(8%)	—%	6%	3%	1%
Mexico	(9%)	—%	11%	—%	1%
Poland	7%	—%	(1%)	—%	5%
Russia	(18%)	—%	5%	8%	(4%)
Rest of Emerging	(10%)	—%	7%	4%	—%
Travel Retail	(55%)	—%	—%	1%	(54%)
Non-branded and bulk	(32%)	(1%)	(1%)	—%	(34%)
Total	—%	—%	—%	3%	2%
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

Net sales in all of the markets discussed below were affected either positively or negatively by COVID-19 during the first three quarters of fiscal 2021. See “Overview - COVID-19” above for more information around the impact of COVID-19 on our business.
•United States. Reported net sales increased 3%, while underlying net sales grew 7% after adjusting for an estimated net decrease in distributor inventories (following the April 2020 distributor inventory build due to the uncertainty around potential supply chain disruptions related to COVID-19). The underlying net sales gain was driven by (a) our premium bourbons, led by Woodford Reserve and Old Forester, supported by strong consumer takeaway trends; (b) JD RTDs, fueled by strong consumer demand for Jack Daniel’s Country Cocktails and the launch of new spirit-based RTD products; (c) volumetric growth of JDTH and Gentleman Jack; and (d) our tequilas, due to higher volumes and prices of Herradura and el Jimador. This growth was partially offset by lower net sales of JDTW reflecting unfavorable channel mix related to COVID-19 restrictions in the on-premise channel along with volume declines in the on-premise channel, which was partially offset by increased volumes in the off-premise channel.
•Developed International. Reported net sales increased 10%, while underlying net sales grew 7% after adjusting for the positive effect of foreign exchange and an estimated net decrease in distributor inventories. Underlying net sales growth was led by Australia, Germany, and France, partially offset by declines in Spain and Czechia reflecting COVID-19 related closures in these heavy tourism and on-premise focused markets.

◦Germany’s underlying net sales growth was fueled by the volumetric gains of JD RTDs due to strong consumer demand and the launch of JDTA, partially offset by lower JDTW volumes reflecting COVID-19 related closures in the on-premise channel.
◦Australia’s underlying net sales growth was driven by higher volumes of JD RTDs fueled by strong consumer demand.
◦France’s underlying net sales growth was driven by the launch of JDTA and higher volumes of JDTH and JDTW.
◦Underlying net sales in the Rest of Developed International declined primarily due to lower JDTW volumes in Spain and Czechia as noted above.
•Emerging. Reported net sales decreased 8%, while underlying net sales grew 1% after adjusting for the negative effect of foreign exchange and an estimated net decrease in distributor inventories. Underlying net sales growth was driven by higher volumes of JDTW in Brazil, Poland, and China, largely offset by broad-based declines of the brand in Southeast Asia, India, and other Latin American markets as COVID-19 had an adverse effect on results.
◦Mexico’s underlying net sales growth reflects higher volumes of New Mix supported not only by increased demand and shelf space as a result of the temporary supply disruption of the beer industry in the first quarter due to COVID-19 related shutdowns, but also expanded consumer takeaway. This growth was mostly offset by lower volumes of Herradura and JDTW largely due to consumers trading down to lower-priced brands.
◦Poland’s underlying net sales growth was driven by higher volumes of JDTW and the launch of JDTA.
◦Underlying net sales in the Rest of Emerging were flat as higher JDTW volumes in Brazil and China were offset by lower volumes of the brand in Southeast Asia, India, and other Latin American markets.
•Travel Retail. Reported net sales declined 55%, while underlying net sales were down 54% after adjusting for an estimated net decrease in distributor inventories. The underlying net sales decline was driven by lower volumes of the Jack Daniel’s family of brands, Woodford Reserve, and Finlandia due to the implementation of travel bans and other restrictions related to COVID-19.
•Non-branded and bulk. Reported net sales declined 32%, while underlying net sales decreased 34% after adjusting for the effect of acquisitions and divestitures and the positive effect of foreign exchange. Lower volumes and prices for used barrels drove the reduction compared to the same period last year.

Brand Highlights
The following table provides supplemental information for our largest brands. We discuss results of the brands most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the nine months ended January 31, 2021, compared to the same period last year.

Major Brands
Nine months ended January 31, 2021	Volumes	Net Sales % Change vs 2020
Product category / brand family / brand[1]	9L Depletions[1]	Reported	Acquisitions and Divestitures	Foreign Exchange	Est. Net Chg in Distributor Inventories	Underlying[2]
Whiskey	11%	1%	—%	—%	3%	4%
Jack Daniel’s family of brands	11%	(2%)	—%	—%	3%	2%
JDTW	(7%)	(10%)	—%	—%	3%	(7%)
Jack Daniel’s RTD/RTP	35%	38%	—%	(1%)	(3%)	34%
JDTH	9%	9%	—%	(1%)	2%	10%
Gentleman Jack	14%	12%	—%	—%	1%	12%
JDTF	(1%)	(7%)	—%	—%	4%	(2%)
JDTA	138%	14%	—%	(3%)	96%	107%
Other Jack Daniel’s whiskey brands	(5%)	(7%)	—%	(1%)	8%	—%
Woodford Reserve	17%	15%	—%	—%	3%	18%
Tequila	23%	2%	—%	5%	(1%)	6%
el Jimador	(10%)	(3%)	—%	2%	1%	1%
Herradura	(13%)	2%	—%	3%	(5%)	—%
Wine	5%	2%	—%	—%	7%	9%
Vodka (Finlandia)	(18%)	(21%)	—%	1%	1%	(19%)
Rest of Portfolio	(1%)	25%	(3%)	(21%)	—%	2%
Non-branded and bulk	NA	(32%)	(1%)	(1%)	—%	(34%)
Note: Results may differ due to rounding

1See “Definitions” above for definitions of brand aggregations and volume measures presented here.
2See “Non-GAAP Financial Measures” above for details on our use of “underlying change” in net sales, including how we calculate this measure and why we believe this information is useful to readers.

Net sales for all of the brands discussed below were affected either positively or negatively by COVID-19 during the first three quarters of fiscal 2021. See “Overview - COVID-19” above for more information around the impact of COVID-19 on our business.
•Whiskey brands’ reported net sales increased 1%, while underlying net sales grew 4% after adjusting for an estimated net decrease in distributor inventories. The underlying net sales gain was driven by (a) the growth of JD RTDs; (b) our premium bourbons, led by Woodford Reserve and Old Forester, supported by strong consumer takeaway trends; (c) the continued international launch of JDTA; and (d) volumetric growth of JDTH and Gentleman Jack. This growth was partially offset by JDTW declines.
◦The Jack Daniel’s family of brands grew underlying net sales driven by JD RTDs, the continued international launch of JDTA, and higher volumes of JDTH and Gentleman Jack, partially offset by declines of JDTW.
▪The underlying net sales decline for JDTW was driven by (a) lower volumes in Travel Retail and certain emerging markets largely reflecting the implementation of travel bans and other restrictions related to COVID-19, (b) lower volumes in the on-premise channel in many developed international markets and the United States, and (c) unfavorable channel mix in the United States and our developed international markets related to COVID-19 restrictions in the on-premise channel, which was partially offset by increased volumes in the off-premise channel in those markets.

▪The increase in underlying net sales growth for Jack Daniel’s RTD/RTP was driven by volumetric gains in the United States (fueled by Jack Daniel’s Country Cocktails along with the launch of new spirit-based RTD products), Australia, and Germany, which was supported by strong consumer takeaway trends.
▪JDTH grew underlying net sales fueled by broad-based volumetric gains, primarily in the United States and Europe, partially offset by declines in Travel Retail due to the implementation of travel bans and other restrictions related to COVID-19.
▪The underlying net sales growth of Gentleman Jack was led by higher volumes in the United States reflecting the brands high exposure to the off-premise channel. These gains were partially offset by declines in Travel Retail due to the implementation of travel bans and other restrictions related to COVID-19.
▪The underlying net sales growth of JDTA was fueled by the brand’s continued international launch, most notably in the United Kingdom, France, and Germany.
◦Woodford Reserve grew underlying net sales fueled by volumetric growth in the United States, supported by strong consumer takeaway trends, partially offset by lower volumes in Travel Retail due to the implementation of travel bans and other restrictions related to COVID-19.
•Tequila brands grew reported net sales 2%, while underlying net sales grew 6% after adjusting for the negative effect of foreign exchange and an estimated net increase in distributor inventories. Underlying net sales growth reflects higher volumes of New Mix supported not only by increased demand and shelf space as a result of the temporary supply disruption of the beer industry in the first quarter due to COVID-19 related shutdowns in Mexico, but also expanded consumer takeaway.
•Reported net sales for our Wine business, which is focused primarily in the United States, grew 2%, while underlying net sales grew 9% after adjusting for an estimated net decrease in distributor inventories. The increase in underlying net sales was driven by volumetric growth and higher prices of Korbel Champagne, partially offset by declines of Sonoma-Cutrer reflecting COVID-19 related restrictions in the on-premise channel where this brand is focused.
•Reported net sales for Finlandia declined 21%, while underlying net sales decreased 19% after adjusting for the negative effect of foreign exchange and an estimated net decrease in distributor inventories. The decrease in underlying net sales was due to the adverse effect of COVID-19, which drove volume declines in Travel Retail, Czechia, and Russia.
•Non-branded and bulk. See discussion for this aggregation in “Market Highlights” above.

Year-Over-Year Period Comparisons

COVID-19 affected our results both positively and negatively during the first three quarters of fiscal 2021. See “Overview - COVID-19” above for more information around the impact of COVID-19 on our business.

Net Sales
Percentage change versus the prior year period ended January 31	3 Months	9 Months
Change in reported net sales	1%	—%
Foreign exchange	(2%)	—%
Estimated net change in distributor inventories	1%	3%
Change in underlying net sales	—%	2%

Change in underlying net sales attributed to:
Volume	4%	11%
Price/mix	(3%)	(9%)
Note: Results may differ due to rounding
Net sales totaled $911 million, an increase of $12 million, or 1%, for the three months ended January 31, 2021, compared to the same period last year. After adjusting reported results for the positive effect of foreign exchange and an estimated net decrease in distributor inventories, primarily in the United States, underlying net sales were essentially flat. The underlying net sales result was driven by volume growth, which was offset by unfavorable price/mix. Volume growth was led by JD RTDs, New Mix, and JDTA, partially offset by declines of JDTW, Finlandia, and el Jimador. Unfavorable price/mix was driven by faster growth from our lower-priced brands (JD RTDs and New Mix) and unfavorable channel mix (primarily for JDTW in the United States) related to COVID-19 restrictions in the on-premise channel.
For the nine months ended January 31, 2021, net sales were $2.6 billion, a decrease of $5 million, or essentially flat, compared to the same period last year. After adjusting reported net sales for an estimated net decrease in distributor inventories, primarily in the United States (following the April 2020 distributor inventory build due to the uncertainty around potential supply chain disruptions related to COVID-19), underlying net sales grew 2% compared to the same period last year. The increase in underlying net sales was driven by higher volumes, partially offset by unfavorable price/mix. Volume growth was led by JD RTDs, New Mix, and JDTA, partially offset by declines of JDTW and Finlandia. Unfavorable price/mix was driven by faster growth from our lower-priced brands (JD RTDs and New Mix) and unfavorable channel mix (primarily for JDTW in the United States) related to COVID-19 restrictions in the on-premise channel. See “Results of Operations - Fiscal 2021 Year-to-Date Highlights” above for further details on underlying net sales for the nine months ended January 31, 2021.

Cost of Sales
Percentage change versus the prior year period ended January 31	3 Months	9 Months
Change in reported cost of sales	5%	7%
Acquisitions and divestitures	(2%)	(1%)
Foreign exchange	(1%)	—%
Estimated net change in distributor inventories	1%	2%
Change in underlying cost of sales	4%	9%

Change in underlying cost of sales attributed to:
Volume	4%	11%
Cost/mix	—%	(2%)
Note: Results may differ due to rounding
Cost of sales of $361 million for the three months ended January 31, 2021, increased $19 million, or 5%, compared to the same period last year. Underlying cost of sales increased 4% after adjusting for (a) the effect of acquisitions and divestitures, (b) an estimated net decrease in distributor inventories, and (c) the negative effect of foreign exchange. The increase in underlying cost of sales was driven by higher volumes. Volume growth was led by JD RTDs, New Mix, and JDTA, partially offset by declines of JDTW, Finlandia, and el Jimador. A shift in portfolio mix toward our lower-cost brands (JD RTDs and New Mix) was offset by higher input costs related to agave and wood along with lower fixed cost absorption for JDTW.

Cost of sales of $1.1 billion for the nine months ended January 31, 2021, increased $73 million, or 7%, when compared to the same period last year. Underlying cost of sales increased 9% after adjusting for an estimated net decrease in distributor inventories and the effect of acquisitions and divestitures. The increase in underlying cost of sales was driven by higher volumes, partially offset by favorable cost/mix. Volume growth was driven by JD RTDs, New Mix, and JDTA, partially offset by declines of JDTW and Finlandia. Favorable cost/mix was driven by a shift in portfolio mix toward our lower-cost brands (JD RTDs and New Mix), partially offset by higher input costs related to agave and wood along with lower fixed cost absorption for JDTW.

Gross Profit
Percentage change versus the prior year period ended January 31	3 Months	9 Months
Change in reported gross profit	(1%)	(5%)
Acquisitions and divestitures	1%	—%
Foreign exchange	(2%)	—%
Estimated net change in distributor inventories	2%	3%
Change in underlying gross profit	(1%)	(1%)
Note: Results may differ due to rounding

Gross Margin
For the period ended January 31	3 months	9 Months
Prior year gross margin	61.9%	63.1%
Price/mix	—%	(0.6)%
Cost/mix	(1.4)%	(2.1)%
Acquisitions and divestitures	(0.5%)	(0.2%)
Foreign exchange	0.4%	0.1%
Change in gross margin	(1.5%)	(2.8%)
Current year gross margin	60.4%	60.3%
Note: Results may differ due to rounding	—	—
Gross profit of $550 million decreased $7 million, or 1%, for the three months ended January 31, 2021, compared to the same period last year. Underlying gross profit also declined 1% after adjusting for (a) the positive effect of foreign exchange, (b) an estimated net decrease in distributor inventories, and (c) the effect of acquisitions and divestitures. Gross margin for the three months ended January 31, 2021, decreased 1.5 percentage points to 60.4% from 61.9% in the same period last year. The decrease in gross margin was driven primarily by higher input costs related to agave and wood along with lower fixed cost absorption for JDTW.
Gross profit of $1.6 billion decreased $78 million, or 5%, for the nine months ended January 31, 2021, compared to the same period last year. Underlying gross profit declined 1% after adjusting for an estimated net decrease in distributor inventories. Gross margin for the nine months ended January 31, 2021, decreased 2.8 percentage points to 60.3% from 63.1% in the same period last year. The decrease in gross margin was driven primarily by (a) higher input costs related to agave and wood along with lower fixed cost absorption for JDTW and (b) an unfavorable shift in portfolio mix toward our lower-margin brands (JD RTDs and New Mix).

Operating Expenses
Percentage change versus the prior year period ended January 31
3 Months	Reported	Acquisitions and Divestitures	Foreign Exchange	Underlying
Advertising	17%	1%	(2%)	16%
SG&A	3%	(1%)	(1%)	1%
Total operating expenses[1]	7%	—%	1%	7%

9 Months
Advertising	(10%)	—%	(1%)	(10%)
SG&A	(3%)	—%	—%	(4%)
Total operating expenses[1]	(6%)	—%	—%	(6%)
Note: Results may differ due to rounding
[1]Total operating expenses include advertising expense, SG&A expense, and other expense (income), net.
Operating expenses totaled $269 million, an increase of $16 million, or 7%, for the three months ended January 31, 2021, compared to the same period last year. Underlying operating expenses were also up 7% after adjusting for the positive effect of foreign exchange.
•Reported advertising expense increased 17% for the three months ended January 31, 2021. Underlying advertising expense increased 16% after adjusting for the negative effect of foreign exchange and the effect of acquisitions and divestitures. The increase in underlying advertising expense was driven by the shift of spend from the first half to the second half of the fiscal year.
•Reported SG&A expense increased 3% for the three months ended January 31, 2021. Underlying SG&A expense increased 1% after adjusting for the negative effect of foreign exchange and the effect of acquisitions and divestitures. Underlying SG&A expense increased modestly as higher compensation-related costs were partially offset by the tight management of discretionary spend (including hiring and travel freezes) as a result of the COVID-19 environment.
Operating expenses totaled $725 million, a decrease of $45 million, or 6%, for the nine months ended January 31, 2021, compared to the same period last year. Underlying operating expenses were also down 6% compared to the same period last year.
•Reported advertising expense declined 10% for the nine months ended January 31, 2021. Underlying advertising expense also declined 10% after adjusting for the negative effect of foreign exchange. The decrease in underlying advertising expense was driven by the phasing of spend and a reduction in our investment behind on-premise channel activities and various events and sponsorships that were canceled in fiscal 2021 due to COVID-19.
•Reported SG&A expense declined 3% for the nine months ended January 31, 2021. Underlying SG&A expense declined 4% after adjusting for the effect of acquisitions and divestitures and the negative effect of foreign exchange. The decrease in underlying SG&A expense was driven by the tight management of discretionary spend (including hiring and travel freezes) as a result of the COVID-19 environment.

Operating Income
Percentage change versus the prior year period ended January 31	3 Months	9 Months
Change in reported operating income	(8%)	10%
Acquisitions and divestitures	1%	(13%)
Foreign exchange	(5%)	(1%)
Estimated net change in distributor inventories	4%	7%
Change in underlying operating income	(8%)	3%
Note: Results may differ due to rounding
Operating income of $281 million decreased $23 million, or 8%, for the three months ended January 31, 2021, compared to the same period last year. Underlying operating income also decreased 8% after adjusting for (a) the positive effect of foreign exchange, (b) an estimated net decrease in distributor inventories, and (c) the effect of acquisitions and divestitures. Operating margin decreased 2.9 percentage points to 30.9% for the three months ended January 31, 2021, from 33.8% in the same period last year.

Operating income of $998 million increased $94 million, or 10%, for the nine months ended January 31, 2021, compared to the same period last year. Underlying operating income grew 3% after adjusting for (a) the effect of acquisitions and divestitures, (b) an estimated net decrease in distributor inventories, and (c) the positive effect of foreign exchange. Operating margin increased 3.6 percentage points to 37.7% for the nine months ended January 31, 2021, from 34.1% in the same period last year. The effect of acquisitions and divestitures (primarily the sale of Early Times, Canadian Mist, and Collingwood) contributed 4.5 percentage points to this increase.
The effective tax rate in the three months ended January 31, 2021, was 15.7% compared to 18.6% for the same period last year. The decrease in our effective tax rate for the three months ended January 31, 2021, was driven primarily by a deferred tax benefit related to a statutory rate change and an increase in the foreign-derived intangible income deduction.
The effective tax rate in the nine months ended January 31, 2021, was 16.2% compared to 17.1% for the same period last year. The decrease in our effective tax rate for the nine months ended January 31, 2021, was driven primarily by a deferred tax benefit related to an intercompany transfer of assets, partially offset by (a) less stock-based compensation deduction, (b) a decreased benefit in the foreign derived intangible income deduction, and (c) a lower prior-year true-up benefit.
Diluted earnings per share of $0.45 for the three months ended January 31, 2021, decreased 5% from the $0.48 reported for the same period last year largely due to a decrease in reported operating income, which was partially offset by a lower effective tax rate. Diluted earnings per share of $1.63 for the nine months ended January 31, 2021, increased 12% from the $1.45 reported for the same period last year, which includes an estimated $0.19 per share benefit from the gain on sale of Early Times, Canadian Mist, and Collingwood.

Liquidity and Financial Condition
Cash flows. Cash and cash equivalents increased $431 million during the nine months ended January 31, 2021. Cash provided by operations of $572 million was up $63 million from the same period last year, primarily reflecting lower working capital requirements.
Cash provided by investing activities was $120 million for the nine months ended January 31, 2021, an increase of $231 million compared to the same period last year. The increase primarily reflects (a) the proceeds of $177 million from our divestiture of the Early Times, Canadian Mist, and Collingwood brands and related assets (in the first quarter of fiscal 2021) and (b) a $46 million decline in capital expenditures for fixed assets and computer software.
Cash used for financing activities was $294 million during the nine months ended January 31, 2021, compared to $426 million for the same period last year. The $132 million change was largely attributable to a $127 million decrease in net repayments of short-term borrowings.
The impact on cash and cash equivalents as a result of exchange rate changes was an increase of $33 million for the nine months ended January 31, 2021, compared to a decrease of $3 million for the same period last year.
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
To ensure uninterrupted business operations during the ongoing COVID-19 crisis, and to preserve adequate liquidity during these uncertain times, we have (a) managed our operating expenses closely and limited discretionary spending, (b) re-prioritized capital projects where prudent, and (c) actively managed our working capital. To support our business partners, we have extended additional credit to some of our customers who were most directly affected by the crisis. We continue to monitor closely the impact of the pandemic on our customers’ solvency and our ability to collect from them.
Cash and cash equivalents were $675 million at April 30, 2020, and $1,106 million at January 31, 2021. As of January 31, 2021, approximately 50% of our cash and cash equivalents were held by our foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We continue to evaluate our future cash deployment and, should we decide to repatriate additional cash held by other foreign subsidiaries, we may be required to provide for and pay additional taxes.

We have an $800 million commercial paper program that we regularly use to fund our short-term operational needs. In order to create a liquidity buffer, we have borrowed in excess of our immediate needs, and for longer maturities than usual. For outstanding commercial paper balances, interest rates, and days to maturity at April 30, 2020, and January 31, 2021, please see Note 6 to the Condensed Consolidated Financial Statements. The average balances, interest rates and original maturities during the periods ended January 31, 2020 and 2021, are presented below.

	Three Months Average		Nine Months Average
	January 31,		January 31,
(Dollars in millions)	2020	2021	2020	2021
Average commercial paper	$164	$308	$270	$342
Average interest rate	1.84%	0.32%	2.31%	0.53%
Average days to maturity at issuance	31	147	33	127
Our commercial paper program is supported by available commitments under our undrawn $800 million bank credit facility that expires in November 2023. Although unlikely, under extreme market conditions, one or more participating banks may not be able to fund its commitments under our credit facility. To manage this counterparty credit risk, we partner with banks that have investment grade credit ratings, limit the amount of exposure we have with each bank, and monitor the financial conditions of each bank.
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
On January 27, 2021, our Board of Directors declared a regular quarterly cash dividend of $0.1795 per share on our Class A and Class B common stock. Stockholders of record on March 8, 2021, will receive the dividend on April 1, 2021.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
The following documents are filed with this report:

31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (not considered to be filed).
101	The following materials from Brown-Forman Corporation's Quarterly Report on Form 10-Q for the quarter ended January 31, 2021, in Inline XBRL (eXtensible Business Reporting Language) format: (a) Condensed Consolidated Statements of Operations, (b) Condensed Consolidated Statements of Comprehensive Income, (c) Condensed Consolidated Balance Sheets, (d) Condensed Consolidated Statements of Cash Flows, and (e) Notes to the Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File in Inline XBRL format (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN-FORMAN CORPORATION
(Registrant)

Date:	March 3, 2021	By:	/s/ Jane C. Morreau
Jane C. Morreau
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)