Form 10-Q
period 2021-07-31
BROWN FORMAN CORP
filed 2021-09-01
CIK 14693

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 31, 2021

Class A Common Stock (voting), $0.15 par value	169,136,738
Class B Common Stock (nonvoting), $0.15 par value	309,715,974

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended
	July 31,
	2020	2021
Sales	$987	$1,183
Excise taxes	234	277
Net sales	753	906
Cost of sales	288	353
Gross profit	465	553
Advertising expenses	62	90
Selling, general, and administrative expenses	148	168
Gain on sale of business	(127)	—
Other expense (income), net	(5)	6
Operating income	387	289
Non-operating postretirement expense	1	—
Interest income	—	(1)
Interest expense	20	21
Income before income taxes	366	269
Income taxes	42	77
Net income	$324	$192
Earnings per share:
Basic	$0.68	$0.40
Diluted	$0.67	$0.40
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended
	July 31,
	2020	2021
Net income	$324	$192
Other comprehensive income (loss), net of tax:
Currency translation adjustments	62	(10)
Cash flow hedge adjustments	(45)	14
Postretirement benefits adjustments	7	4
Net other comprehensive income (loss)	24	8
Comprehensive income	$348	$200
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions)

	April 30, 2021	July 31, 2021
Assets
Cash and cash equivalents	$1,150	$1,172
Accounts receivable, less allowance for doubtful accounts of $7 at April 30 and $7 at July 31	753	803
Inventories:
Barreled whiskey	1,101	1,104
Finished goods	323	324
Work in process	199	208
Raw materials and supplies	128	135
Total inventories	1,751	1,771
Other current assets	263	246
Total current assets	3,917	3,992
Property, plant and equipment, net	832	816
Goodwill	779	778
Other intangible assets	676	670
Deferred tax assets	70	70
Other assets	248	253
Total assets	$6,522	$6,579
Liabilities
Accounts payable and accrued expenses	$679	$631
Dividends payable	—	86
Accrued income taxes	34	71
Short-term borrowings	205	155
Total current liabilities	918	943
Long-term debt	2,354	2,346
Deferred tax liabilities	169	191
Accrued pension and other postretirement benefits	219	218
Other liabilities	206	198
Total liabilities	3,866	3,896
Commitments and contingencies
Stockholders’ Equity
Common stock:
Class A, voting, $0.15 par value (170,000,000 shares authorized; 170,000,000 shares issued)	25	25
Class B, nonvoting, $0.15 par value (400,000,000 shares authorized; 314,532,000 shares issued)	47	47
Additional paid-in capital	—	2
Retained earnings	3,243	3,255
Accumulated other comprehensive income (loss), net of tax	(422)	(414)
Treasury stock, at cost (5,803,000 and 5,684,000 shares at April 30 and July 31, respectively)	(237)	(232)
Total stockholders’ equity	2,656	2,683
Total liabilities and stockholders’ equity	$6,522	$6,579
 See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Three Months Ended
	July 31,
	2020	2021
Cash flows from operating activities:
Net income	$324	$192
Adjustments to reconcile net income to net cash provided by operations:
Gain on sale of business	(127)	—
Non-cash asset write-downs	—	6
Depreciation and amortization	19	19
Stock-based compensation expense	3	4
Deferred income tax provision (benefit)	(43)	13
Other, net	(9)	4
Changes in assets and liabilities, excluding the effects of sale of business:
Accounts receivable	(133)	(55)
Inventories	(57)	(25)
Other current assets	31	16
Accounts payable and accrued expenses	26	(36)
Accrued income taxes	45	37
Other operating assets and liabilities	12	10
Cash provided by operating activities	91	185
Cash flows from investing activities:
Proceeds from sale of business	177	—
Additions to property, plant, and equipment	(15)	(14)
Computer software expenditures	—	(1)
Cash provided by (used for) investing activities	162	(15)
Cash flows from financing activities:
Proceeds from short-term borrowings, maturities greater than 90 days	159	—
Repayments of short-term borrowings, maturities greater than 90 days	(70)	—
Net change in short-term borrowings, maturities of 90 days or less	(34)	(50)
Payments of withholding taxes related to stock-based awards	(9)	(5)
Dividends paid	(83)	(86)
Cash used for financing activities	(37)	(141)
Effect of exchange rate changes on cash and cash equivalents	17	(7)
Net increase in cash and cash equivalents	233	22
Cash and cash equivalents, beginning of period	675	1,150
Cash and cash equivalents, end of period	$908	$1,172
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

We suggest that you read these condensed financial statements together with the financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021 (2021 Form 10-K). We prepared the accompanying financial statements on a basis that is substantially consistent with the accounting principles applied in our 2021 Form 10-K.

2.    Earnings Per Share
We calculate basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share further includes the dilutive effect of stock-based compensation awards. We calculate that dilutive effect using the “treasury stock method” (as defined by GAAP).

The following table presents information concerning basic and diluted earnings per share:

	Three Months Ended
	July 31,
(Dollars in millions, except per share amounts)	2020	2021
Net income available to common stockholders	$324	$192
Share data (in thousands):
Basic average common shares outstanding	478,327	478,793
Dilutive effect of stock-based awards	2,102	1,925
Diluted average common shares outstanding	480,429	480,718

Basic earnings per share	$0.68	$0.40
Diluted earnings per share	$0.67	$0.40

We excluded common stock-based awards for approximately 34,000 shares and 337,000 shares from the calculation of diluted earnings per share for the three months ended July 31, 2020 and 2021, respectively. We excluded those awards because they were not dilutive for those periods under the treasury stock method.

3.    Inventories
Inventories are valued at the lower of cost or net realizable value. Some of our consolidated inventories are valued using the last-in, first-out (LIFO) method, which we use for the majority of our U.S. inventories. If the LIFO method had not been used, inventories at current cost would have been $353 million higher than reported as of April 30, 2021, and $361 million higher than reported as of July 31, 2021. Changes in the LIFO valuation reserve for interim periods are based on an allocation of the projected change for the entire fiscal year, recognized proportionately over the remainder of the fiscal year.

4.    Goodwill and Other Intangible Assets
The following table shows the changes in goodwill (which includes no accumulated impairment losses) and other intangible assets during the three months ended July 31, 2021:

(Dollars in millions)	Goodwill	Other Intangible Assets
Balance at April 30, 2021	$779	$676
Foreign currency translation adjustment	(1)	(6)
Balance at July 31, 2021	$778	$670

Our other intangible assets consist of trademarks and brand names, all with indefinite useful lives.

5.    Commitments and Contingencies
We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe it is reasonably possible that these existing loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies were recorded as of July 31, 2021.

We have guaranteed the repayment by a third-party importer of its obligation under a bank credit facility that it uses in connection with its importation of our products in Russia. If the importer were to default on that obligation, which we believe is unlikely, our maximum possible exposure under the existing terms of the guaranty would be approximately $9 million (subject to changes in foreign currency exchange rates). Both the fair value and carrying amount of the guaranty are insignificant. As of July 31, 2021, our actual exposure under the guaranty of the importer’s obligation was approximately $4 million. We also have accounts receivable from that importer of approximately $7 million at July 31, 2021, which we expect to collect in full. Based on the financial support we provide to the importer, we believe it meets the definition of a variable interest entity. However, because we do not control this entity, it is not included in our consolidated financial statements.

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

Following delivery of our notice and upon expiration of the Agreement, Bacardi alleged that it was entitled to approximately £49 million under the principle of commercial agency in the U.K., as well as additional compensation for the winding up of business conducted under the Agreement and for remitting the associated funds owed to us. From monthly settlements following the expiration of the Agreement, Bacardi withheld over £50 million owed to us, effectively bypassing the dispute resolution process under the Agreement. This withheld amount is included in accounts receivable in the accompanying condensed consolidated balance sheet as of July 31, 2021.

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

Since it was raised, we have disputed Bacardi’s claim of commercial agency compensation and issued a demand that Bacardi adhere to the dispute resolution process mandated by the Agreement. The ruling for the Commercial Court Action was issued on May 19, 2021, in which the Court declined to order Bacardi to return the amounts withheld pending the outcome of the Arbitration. The Arbitration took place the week of July 12, 2021, and we expect a decision from the tribunal in the coming months. Given the pending decision in the Arbitration, we are unable to estimate the range of reasonably possible loss, if any.

6.    Debt
Our long-term debt (net of unamortized discount and issuance costs) consists of:

(Principal and carrying amounts in millions)	April 30, 2021	July 31, 2021
2.250% senior notes, $250 principal amount, due January 15, 2023	$249	$250
3.500% senior notes, $300 principal amount, due April 15, 2025	298	298
1.200% senior notes, €300 principal amount, due July 7, 2026	362	354
2.600% senior notes, £300 principal amount, due July 7, 2028	415	414
4.000% senior notes, $300 principal amount, due April 15, 2038	294	294
3.750% senior notes, $250 principal amount, due January 15, 2043	248	248
4.500% senior notes, $500 principal amount, due July 15, 2045	488	488
	$2,354	$2,346
Our short-term borrowings of $205 million as of April 30, 2021, and $155 million as of July 31, 2021, consisted primarily of borrowings under our commercial paper program.

(Dollars in millions)	April 30, 2021	July 31, 2021
Commercial paper	$195	$135
Average interest rate	0.16%	0.17%
Average remaining days to maturity	24	16

7.    Stockholders’ Equity
The following table shows the changes in stockholders’ equity during the three months ended July 31, 2020:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2020	$25	$47	$—	$2,708	$(547)	$(258)	$1,975
Net income				324			324
Net other comprehensive income (loss)					24		24
Declaration of cash dividends				(167)			(167)
Stock-based compensation expense			3				3
Stock issued under compensation plans						10	10
Loss on issuance of treasury stock issued under compensation plans			(3)	(16)			(19)
Balance at July 31, 2020	$25	$47	—	$2,849	$(523)	$(248)	$2,150

The following table shows the changes in stockholders’ equity during the three months ended July 31, 2021:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2021	$25	$47	$—	$3,243	$(422)	$(237)	$2,656
Net income				192			192
Net other comprehensive income (loss)					8		8
Declaration of cash dividends				(172)			(172)
Stock-based compensation expense			4				4
Stock issued under compensation plans						5	5
Loss on issuance of treasury stock issued under compensation plans			(2)	(8)			(10)
Balance at July 31, 2021	$25	$47	$2	$3,255	$(414)	$(232)	$2,683

The following table shows the change in each component of accumulated other comprehensive income (AOCI), net of tax, during the three months ended July 31, 2021:

(Dollars in millions)	Currency Translation Adjustments	Cash Flow Hedge Adjustments	Postretirement Benefits Adjustments	Total AOCI
Balance at April 30, 2021	$(179)	$(16)	$(227)	$(422)
Net other comprehensive income (loss)	(10)	14	4	8
Balance at July 31, 2021	$(189)	$(2)	$(223)	$(414)

The following table shows the cash dividends declared per share on our Class A and Class B common stock during the three months ended July 31, 2021:

Declaration Date	Record Date	Payable Date	Amount per Share
May 27, 2021	June 8, 2021	July 1, 2021	$0.1795
July 22, 2021	September 3, 2021	October 1, 2021	$0.1795

8.    Net Sales
The following table shows our net sales by geography:

	Three Months Ended
	July 31,
(Dollars in millions)	2020	2021
United States	$387	$450
Developed International[1]	231	269
Emerging[2]	107	150
Travel Retail[3]	13	21
Non-branded and bulk[4]	15	16
Total	$753	$906

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

The following table shows our net sales by product category:

	Three Months Ended
	July 31,
(Dollars in millions)	2020	2021
Whiskey[1]	$595	$707
Tequila[2]	68	90
Wine[3]	41	53
Vodka[4]	19	25
Non-branded and bulk[5]	15	16
Rest of portfolio	15	15
Total	$753	$906

1Includes all whiskey spirits and whiskey-based flavored liqueurs, ready-to-drink, and ready-to-pour products. The brands included in this category are the Jack Daniel's family of brands, the Woodford Reserve family of brands, the Old Forester family of brands, GlenDronach, BenRiach, Glenglassaugh, Slane Irish Whiskey, and Coopers’ Craft.
2Includes the Herradura family of brands, el Jimador, New Mix, Pepe Lopez, and Antiguo.
3Includes Korbel Champagne and Sonoma-Cutrer wines.
4Includes Finlandia.
5Includes net sales of used barrels, bulk whiskey and wine, and contract bottling.

9.    Pension and Other Postretirement Benefits
The following table shows the components of the net cost of pension and other postretirement benefits recognized for our U.S. benefit plans. Information about similar international plans is not presented due to immateriality.

	Three Months Ended
	July 31,
(Dollars in millions)	2020	2021
Pension Benefits:
Service cost	$7	$7
Interest cost	6	5
Expected return on plan assets	(12)	(11)
Amortization of net actuarial loss	7	6
Net cost	$8	$7

Other Postretirement Benefits:
Interest cost	$1	$—
Amortization of prior service cost (credit)	(1)	—
Net cost	$—	$—

10.    Income Taxes
Our consolidated interim effective tax rate is based on our expected annual operating income, statutory tax rates, and income tax laws in the various jurisdictions where we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the fiscal quarter in which the related event or a change in judgment occurs. The expected tax rate on ordinary income for the fiscal year is 24.9%, which is greater than the U.S. federal statutory rate of 21.0%, due to state taxes, effects of foreign operations, and the reversal of prepaid taxes on prior intercompany sales of inventory recorded at higher than current statutory tax rates.

The effective tax rate of 28.5% for the three months ended July 31, 2021, is higher than the expected tax rate of 24.9% on ordinary income for the full fiscal year, primarily due to a prior year true-up of deferred tax liabilities and tax rate changes in certain foreign jurisdictions. The 28.5% effective tax rate for the three months ended July 31, 2021, was higher than the effective tax rate of 11.6% for the same period last year, primarily reflecting a deferred tax benefit in the prior year related to an intercompany transfer of assets, the reversal of prepaid taxes on prior intercompany sales of inventory recorded at higher than current statutory tax rates, a prior year true-up of deferred tax liabilities, and changes in tax laws in certain foreign jurisdictions.

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

We use currency derivative contracts to limit our exposure to the foreign currency exchange rate risk that we cannot mitigate internally by using netting strategies. We designate most of these contracts as cash flow hedges of forecasted transactions (expected to occur within three years). We record all changes in the fair value of cash flow hedges in AOCI until the underlying hedged transaction occurs, at which time we reclassify that amount to earnings.

We do not designate some of our currency derivatives as hedges because we use them to partially offset the immediate earnings impact of changes in foreign currency exchange rates on existing assets or liabilities. We immediately recognize the change in fair value of these contracts in earnings.

We had outstanding currency derivatives, related primarily to our euro, British pound, and Australian dollar exposures, with notional amounts for all hedged currencies totaling $1,218 million at April 30, 2021, and $1,072 million at July 31, 2021. The maximum term of outstanding derivative contracts was approximately 36 months at both April 30, 2021, and July 31, 2021.

We also use foreign currency-denominated debt instruments to help manage our foreign currency exchange rate risk. We designate a portion of those debt instruments as net investment hedges, which are intended to mitigate foreign currency exposure related to non-U.S. dollar net investments in certain foreign subsidiaries. Any change in value of the designated portion of the hedging instruments is recorded in AOCI, offsetting the foreign currency translation adjustment of the related net investments that is also recorded in AOCI. The amount of foreign currency-denominated debt instruments designated as net investment hedges was $680 million at April 30, 2021, and $708 million at July 31, 2021.

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

The following tables present the pre-tax impact that changes in the fair value of our derivative instruments and non-derivative hedging instruments had on AOCI and earnings:

		Three Months Ended
		July 31,
(Dollars in millions)	Classification	2020	2021
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$(49)	$15
Net gain (loss) reclassified from AOCI into earnings	Sales	11	(3)
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Sales	$(6)	$2
Net gain (loss) recognized in earnings	Other income (expense), net	8	1
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	$(39)	$7

Total amounts presented in the accompanying condensed consolidated statements of operations for line items affected by the net gains (losses) shown above:
Sales		$987	$1,183
Other income (expense), net		5	(6)
We expect to reclassify $5 million of deferred net losses on cash flow hedges recorded in AOCI as of July 31, 2021, to earnings during the next 12 months. This reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur.

The following table presents the fair values of our derivative instruments:

		April 30, 2021		July 31, 2021
(Dollars in millions)	Classification	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Designated as cash flow hedges:
Currency derivatives	Other current assets	$4	$(2)	$4	$(2)
Currency derivatives	Other assets	—	—	2	(1)
Currency derivatives	Accrued expenses	4	(18)	5	(11)
Currency derivatives	Other liabilities	1	(18)	2	(8)
Not designated as hedges:
Currency derivatives	Other current assets	1	—	1	—
Currency derivatives	Other assets	—	—	—	—
Currency derivatives	Accrued expenses	—	—	—	—
Currency derivatives	Other liabilities	—	—	—	—

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

Our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. The aggregate fair value of all derivatives with creditworthiness requirements that were in a net liability position was $30 million at April 30, 2021, and $11 million at July 31, 2021.

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

The following table summarizes the gross and net amounts of our derivative contracts:

(Dollars in millions)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet	Net Amounts
April 30, 2021
Derivative assets	$10	$(7)	$3	$(1)	$2
Derivative liabilities	(38)	7	(31)	1	(30)
July 31, 2021
Derivative assets	14	(10)	4	(1)	3
Derivative liabilities	(22)	10	(12)	1	(11)

No cash collateral was received or pledged related to our derivative contracts as of April 30, 2021, or July 31, 2021.

12.    Fair Value Measurements
The following table summarizes the assets and liabilities measured or disclosed at fair value on a recurring basis:

	April 30, 2021		July 31, 2021
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$1,150	$1,150	$1,172	$1,172
Currency derivatives	3	3	4	4
Liabilities
Currency derivatives	31	31	12	12
Short-term borrowings	205	205	155	155
Long-term debt	2,354	2,663	2,346	2,718

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

We measure some assets and liabilities at fair value on a nonrecurring basis. That is, we do not measure them at fair value on an ongoing basis, but we do adjust them to fair value in some circumstances (for example, when we determine that an asset is impaired). During the three months ended July 31, 2021, we recognized a non-cash impairment charge of $6 million for certain fixed assets. The impairment charge was based on our measurement of the estimated fair value of those assets, which is categorized as Level 2 within the valuation hierarchy. The remaining carrying amount of those assets is not significant. No other material nonrecurring fair value measurements were required during the periods presented in these financial statements.

13.    Other Comprehensive Income
The following tables show the components of net other comprehensive income (loss):

	Three Months Ended			Three Months Ended
	July 31, 2020			July 31, 2021
(Dollars in millions)	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Currency translation adjustments:
Net gain (loss) on currency translation	$53	$9	$62	$(8)	$(2)	$(10)
Reclassification to earnings	—	—	—	—	—	—
Other comprehensive income (loss), net	53	9	62	(8)	(2)	(10)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	(49)	12	(37)	15	(3)	12
Reclassification to earnings[1]	(11)	3	(8)	3	(1)	2
Other comprehensive income (loss), net	(60)	15	(45)	18	(4)	14
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	—	—	—	—	—	—
Reclassification to earnings[2]	10	(3)	7	6	(2)	4
Other comprehensive income (loss), net	10	(3)	7	6	(2)	4

Total other comprehensive income (loss), net	$3	$21	$24	$16	$(8)	$8
1Pre-tax amount for each period is classified as sales in the accompanying condensed consolidated statements of operations.
2For the three months ended July 31, 2020, $4 of the pre-tax amount of $10 is classified in gain on sale of business in the accompanying condensed consolidated statements of operations. Otherwise, the pre-tax amount for each period is classified as non-operating postretirement expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with both our unaudited Condensed Consolidated Financial Statements and related notes included in Part I, Item 1 of this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended April 30, 2021. Note that the results of operations for the three months ended July 31, 2021, are not necessarily indicative of future or annual results. In this Item, “we,” “us,” “our,” “Brown-Forman,” and the “Company” refer to Brown-Forman Corporation and its consolidated subsidiaries, collectively.

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
“Underlying change” in measures of statements of operations. We present changes in certain measures, or line items, of the statements of operations that are adjusted to an “underlying” basis. We use “underlying change” for the following measures of the statements of operations: (a) underlying net sales; (b) underlying cost of sales; (c) underlying gross profit; (d) underlying advertising expenses; (e) underlying selling, general, and administrative (SG&A) expenses; (f) underlying other expense (income) net; (g) underlying operating expenses1; and (h) underlying operating income. To calculate these measures, we adjust, as applicable, for (1) acquisitions and divestitures, (2) foreign exchange, (3) estimated net changes in distributor inventories, and (4) impairment charges. We explain these adjustments below.
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
This adjustment removes (a) transaction and integration costs related to the acquisitions and divestitures, (b) the gain on sale of Early Times, Canadian Mist, and Collingwood and related assets, (c) operating activity for the non-comparable period for Early Times, Canadian Mist, and Collingwood, which is activity in the first quarter of fiscal 2021, (d) the net sales and operating expenses recognized pursuant to the TSA related to (i) contract bottling services and (ii) distribution services in certain markets, and (e) operating activity for Part Time Rangers Holdings Limited for the non-comparable period, which is activity in the first quarter of fiscal 2021. We believe that these adjustments allow for us to better understand our underlying results on a comparable basis.
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

•“Impairment charges.” This adjustment removes the impact of impairment charges from our results of operations. During the first quarter of fiscal 2022, we recognized a non-cash impairment charge of $6 million for certain fixed assets. We believe that this adjustment allows for us to better understand our underlying results on a comparable basis. See Note 12 to the Condensed Consolidated Financial Statements for more information.
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
When we provide guidance for underlying change for certain measures of the statements of operations, we do not provide guidance for the corresponding GAAP change because the GAAP measure will include items that are difficult to quantify or predict with reasonable certainty, including the estimated net change in distributor inventories and foreign exchange, each of which could have a significant impact to our GAAP income statement measures.

Definitions
Aggregations.
From time to time, to explain our results of operations or to highlight trends and uncertainties affecting our business, we aggregate markets according to stage of economic development as defined by the International Monetary Fund (IMF), and we aggregate brands by beverage alcohol category. Below, we define the geographic and brand aggregations used in this report.
Geographic Aggregations.
In “Results of Operations - Fiscal 2022 Year-to-Date Highlights,” we provide supplemental information for our largest markets ranked by percentage of total fiscal 2021 net sales. In addition to markets that are listed by country name, we include the following aggregations:
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
Brand Aggregations.
In “Results of Operations - Fiscal 2022 Year-to-Date Highlights,” we provide supplemental information for our largest brands ranked by percentage of total fiscal 2021 net sales. In addition to brands that are listed by name, we include the following aggregations:
•“Whiskey” includes all whiskey spirits and whiskey-based flavored liqueurs, ready-to-drink (RTD), and ready-to-pour products (RTP). The brands included in this category are the Jack Daniel’s family of brands, the Woodford Reserve family of brands (Woodford Reserve), the Old Forester family of brands (Old Forester), GlenDronach, Benriach, Glenglassaugh, Slane Irish Whiskey, and Coopers’ Craft.
•“American whiskey” includes the Jack Daniel’s family of brands, premium bourbons (defined below), and super-premium American whiskey (defined below).
•“Jack Daniel’s family of brands” includes Jack Daniel’s Tennessee Whiskey (JDTW), Jack Daniel’s RTD and RTP products (JD RTD/RTP), Jack Daniel’s Tennessee Honey (JDTH), Gentleman Jack, Jack Daniel’s Tennessee Fire (JDTF), Jack Daniel’s Tennessee Apple (JDTA), Jack Daniel’s Single Barrel Collection (JDSB), Jack Daniel’s Tennessee Rye Whiskey (JDTR), Jack Daniel’s No. 27 Gold Tennessee Whiskey, Jack Daniel’s Sinatra Select, and Jack Daniel’s Bottled-in-Bond.
•“Jack Daniel’s RTD and RTP” products include all RTD line extensions of Jack Daniel’s, such as Jack Daniel’s & Cola, Jack Daniel’s Country Cocktails, Jack Daniel’s & Diet Cola, Jack & Ginger, Jack Daniel’s Double Jack, Gentleman Jack & Cola, Jack Daniel’s American Serve, Jack Daniel’s Tennessee Honey RTD, Jack Daniel’s Berry, Jack Daniel’s Lynchburg Lemonade, Jack Daniel’s Whiskey & Seltzer, and the seasonal Jack Daniel’s Winter Jack RTP.
•“Premium bourbons” includes Woodford Reserve, Old Forester, and Coopers’ Craft.
•“Super-premium American whiskey” includes Woodford Reserve, Gentleman Jack, JDSB, JDTR, Jack Daniel’s No. 27 Gold Tennessee Whiskey, and Jack Daniel’s Sinatra Select.
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

Important Information on Forward-Looking Statements:
This report contains statements, estimates, and projections that are “forward-looking statements” as defined under U.S. federal securities laws. Words such as “aim,” “anticipate,” “aspire,” “believe,” “can,” “continue,” “could,” “envision,” “estimate,” “expect,” “expectation,” “intend,” “may,” “might,” “plan,” “potential,” “project,” “pursue,” “see,” “seek,” “should,” “will,” “would,” and similar words indicate forward-looking statements, which speak only as of the date we make them. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. By their nature, forward-looking statements involve risks, uncertainties, and other factors (many beyond our control) that could cause our actual results to differ materially from our historical experience or from our current expectations or projections. These risks and uncertainties include, but are not limited to:

•Our substantial dependence upon the continued growth of the Jack Daniel’s family of brands
•Substantial competition from new entrants, consolidations by competitors and retailers, and other competitive activities, such as pricing actions (including price reductions, promotions, discounting, couponing, or free goods), marketing, category expansion, product introductions, or entry or expansion in our geographic markets or distribution networks
•Route-to-consumer changes that affect the timing of our sales, temporarily disrupt the marketing or sale of our products, or result in higher fixed costs
•Disruption of our distribution network or inventory fluctuations in our products by distributors, wholesalers, or retailers
•Changes in consumer preferences, consumption, or purchase patterns – particularly away from larger producers in favor of small distilleries or local producers, or away from brown spirits, our premium products, or spirits generally, and our ability to anticipate or react to them; further legalization of marijuana; shifts in consumer purchase practices; bar, restaurant, travel, or other on-premise declines; shifts in demographic or health and wellness trends; or unfavorable consumer reaction to new products, line extensions, package changes, product reformulations, or other product innovation
•Production facility, aging warehouse, or supply chain disruption
•Imprecision in supply/demand forecasting
•Higher costs, lower quality, or unavailability of energy, water, raw materials, product ingredients, or labor
•Impact of health epidemics and pandemics, including the COVID-19 pandemic, and the risk of the resulting negative economic impact and related governmental actions
•Unfavorable global or regional economic conditions, particularly related to the COVID-19 pandemic, and related economic slowdowns or recessions, low consumer confidence, high unemployment, weak credit or capital markets, budget deficits, burdensome government debt, austerity measures, higher interest rates, higher taxes, political instability, higher inflation, deflation, lower returns on pension assets, or lower discount rates for pension obligations
•Product recalls or other product liability claims, product tampering, contamination, or quality issues
•Negative publicity related to our company, products, brands, marketing, executive leadership, employees, board of directors, family stockholders, operations, business performance, or prospects
•Failure to attract or retain key executive or employee talent
•Risks associated with acquisitions, dispositions, business partnerships, or investments – such as acquisition integration, termination difficulties or costs, or impairment in recorded value

•Risks associated with being a U.S.-based company with a global business, including commercial, political, and financial risks; local labor policies and conditions; protectionist trade policies, or economic or trade sanctions, including additional retaliatory tariffs on American whiskeys and the effectiveness of our actions to mitigate the negative impact on our margins, sales, and distributors; compliance with local trade practices and other regulations; terrorism; and health pandemics
•Failure to comply with anti-corruption laws, trade sanctions and restrictions, or similar laws or regulations
•Fluctuations in foreign currency exchange rates, particularly a stronger U.S. dollar
•Changes in laws, regulatory measures, or governmental policies – especially those that affect the production, importation, marketing, labeling, pricing, distribution, sale, or consumption of our beverage alcohol products
•Tax rate changes (including excise, corporate, sales or value-added taxes, property taxes, payroll taxes, import and export duties, and tariffs) or changes in related reserves, changes in tax rules or accounting standards, and the unpredictability and suddenness with which they can occur
•Decline in the social acceptability of beverage alcohol in significant markets
•Significant additional labeling or warning requirements or limitations on availability of our beverage alcohol products
•Counterfeiting and inadequate protection of our intellectual property rights
•Significant legal disputes and proceedings, or government investigations
•Cyber breach or failure or corruption of our key information technology systems or those of our suppliers, customers, or direct and indirect business partners, or failure to comply with personal data protection laws
•Our status as a family “controlled company” under New York Stock Exchange rules, and our dual-class share structure
For further information on these and other risks, please see the risks and uncertainties described in Part I, Item 1A. Risk Factors of our 2021 Form 10-K and those described from time to time in our future reports filed with the Securities and Exchange Commission.

Overview
During the first quarter of fiscal 2022, we experienced strong broad-based growth across all of our IMF geographic clusters and Travel Retail channel due to the gradual re-opening of the on-premise, some degree of travel and tourism returning, and growing premiumization trends. While the financial impact of COVID-19 on our business is difficult to measure, we believe the timing and pace of global vaccination rates, governmental actions to lower or eliminate restrictions in certain economies around the world, and the post-pandemic economic recovery positively impacted our results when compared to the same period last year. We further discuss the effect of COVID-19 on our results where relevant below.
Our underlying results during the three months ended July 31, 2021, were negatively impacted by supply chain disruptions, largely related to glass supply. These disruptions impacted our finished goods inventories along with the inventories of our distributors and retailers.
Fiscal 2022 Year-to-Date Highlights
•We delivered reported net sales of $0.9 billion, an increase of 20% compared to the same period last year. Excluding an estimated net increase in distributor inventories and the effect of acquisitions and divestitures, we grew underlying net sales 18% for the three months ended July 31, 2021. Underlying growth was driven by (a) JDTW; (b) our premium bourbon brands, led by Woodford Reserve and Old Forester; (c) Herradura and el Jimador; (d) broad-based growth of JDTH; and (e) the continued international launch of JDTA. These gains were partially offset by lower volumes of New Mix reflecting difficult comparisons as a result of the temporary supply disruption of the beer industry in Mexico during the first quarter of fiscal 2021 due to COVID-19 related shutdowns. From a geographic perspective, the United States, emerging markets, developed international markets, and the Travel Retail channel all contributed significantly to underlying net sales growth.
•Reported advertising expense increased 46% for the three months ended July 31, 2021. Underlying advertising expense increased 44% after adjusting for the negative effect of foreign exchange and the effect of acquisitions and divestitures. The increase in underlying advertising expense was driven by the cycling of a substantial reduction in promotional activity during the same period last year due to COVID-19. Reported SG&A expense increased 14% for the three months ended July 31, 2021. Underlying SG&A expense increased 11% after adjusting for the negative effect of foreign exchange. The increase in underlying SG&A expense was driven by (a) the timing of compensation related expenses, (b) accruals for non-income-based tax contingencies, and (c) the cycling of lower discretionary spend during the same period last year due to COVID-19.
•We delivered reported operating income of $289 million, a decrease of 25% compared to the same period last year. Underlying operating income grew 15% after excluding (a) the effect of acquisitions and divestitures, (b) an estimated net increase in distributor inventories, (c) the negative effect of foreign exchange, and (d) the effect of impairment charges.
•We delivered diluted earnings per share of $0.40 for the three months ended July 31, 2021, a decrease of 41% from the $0.67 reported for the same period last year, which included an estimated $0.19 per share benefit from the gain on sale of Early Times, Canadian Mist, and Collingwood.

Summary of Operating Performance
	Three Months Ended July 31,
(Dollars in millions)	2020	2021	Reported Change		Underlying Change[1]
Net sales	$753	$906	20%		18%
Cost of sales	288	353	23%		19%
Gross profit	465	553	19%		17%
Advertising	62	90	46%		44%
SG&A	148	168	14%		11%
Gain on sale of business	(127)	—	NA		NA
Other expense (income), net	(5)	6	(222%)		80%
Operating income	387	289	(25%)		15%

Total operating expenses[2]	$205	$264	29%		20%

As a percentage of net sales[3]
Gross profit	61.7%	61.0%	(0.7)	pp
Operating income	51.4%	31.9%	(19.5)	pp
Non-operating postretirement expense	$1	$—	(67%)
Interest expense, net	$20	$20	1%
Effective tax rate	11.6%	28.5%	16.9	pp
Diluted earnings per share	$0.67	$0.40	(41%)
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
Fiscal 2022 Outlook
Below we discuss our updated outlook for fiscal 2022, reflecting the trends, developments, and uncertainties we expect to affect our business. This updated outlook revises certain aspects of the fiscal 2022 outlook included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2021 Form 10-K.
Due to the volatility and uncertainty that continues to exist in the operating environment, including recent COVID-19 trends and global supply chain disruptions, we have revised some of our expectations for fiscal 2022. Currently, we are managing through the impact of global supply chain disruptions, including glass supply, and have deployed a number of risk mitigation strategies to address the various constraints on our business. While we expect these disruptions to persist throughout the fiscal year, we believe the impact will become less significant in the second half of the year.
We expect a more significant unfavorable impact from supply chain disruptions and higher input costs related to agave, transportation costs, and commodity prices to negatively impact our gross margin. As a result of these factors, we expect gross margin to be flat, or slightly down, for the full year versus the slight improvement originally expected.
Despite these challenges, we still anticipate mid-single digit growth in underlying net sales, underlying operating expenses, and underlying operating income for fiscal 2022.
As a result of these factors coupled with unusual comparisons to last year, we expect the seasonality of our results to be volatile during the year.
We expect our effective tax rate to be in the range of about 22-23%.

Results of Operations – Fiscal 2022 Year-to-Date Highlights
Market Highlights
The following table provides supplemental information for our largest markets. We discuss results of the markets most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the three months ended July 31, 2021, compared to the same period last year.

Top Markets[1]
Three months ended July 31, 2021	Net Sales % Change vs. 2021
Geographic area[2]	Reported	Acquisitions and Divestitures	Foreign Exchange	Est. Net Chg in Distributor Inventories	Underlying[3]
United States	16%	3%	—%	(4%)	16%
Developed International	17%	1%	(1%)	(5%)	12%
Australia	4%	—%	(1%)	—%	3%
Germany	24%	—%	(2%)	—%	22%
United Kingdom	(3%)	—%	7%	(1%)	2%
France	14%	—%	(3%)	—%	11%
Canada	(4%)	1%	(9%)	11%	—%
Rest of Developed International	57%	5%	(6%)	(32%)	24%
Emerging	40%	—%	(1%)	(5%)	34%
Mexico	12%	—%	(10%)	—%	2%
Poland	18%	—%	(7%)	—%	11%
Brazil	46%	—%	3%	16%	64%
Russia	37%	—%	(3%)	(39%)	(6%)
Rest of Emerging	80%	1%	14%	(24%)	72%
Travel Retail	61%	2%	(5%)	17%	74%
Non-branded and bulk	5%	(5%)	—%	—%	—%
Total	20%	2%	—%	(4%)	18%
Note: Results may differ due to rounding

1“Top Markets” are ranked based on percentage of total fiscal 2021 net sales. See 2021 Form 10-K “Results of Operations - Fiscal 2021 Market Highlights” and Note 8 to the Condensed Consolidated Financial Statements.
2See “Definitions” above for definitions of market aggregations presented here.
3See “Non-GAAP Financial Measures” above for details on our use of “underlying change” in net sales, including how we calculate this measure and why we believe this information is useful to readers.

Net sales growth in many of the markets discussed below was positively impacted by comparisons against COVID-19 related declines during the same period last year. See “Overview” above for more information.
•United States. Reported net sales increased 16%, while underlying net sales also grew 16% after adjusting for an estimated net increase in distributor inventories and the effect of acquisitions and divestitures. The net increase in distributor inventories is due to (a) cycling against reductions during the same period last year reflecting COVID-19 related uncertainty, and (b) buy-in ahead of upcoming price increases. Underlying net sales gains were driven by (a) JDTW, fueled by higher volumes and a favorable channel mix shift to the on-premise channel; (b) our premium bourbons, led by Woodford Reserve and Old Forester; and (c) our tequilas, due to higher volumes of Herradura and el Jimador. This growth was partially offset by lower volumes in the off-premise channel due to difficult comparisons to the same period last year.
•Developed International. Reported net sales increased 17%, while underlying net sales grew 12% after adjusting for an estimated net increase in distributor inventories, the positive effect of foreign exchange, and the effect of acquisitions and divestitures. Broad-based underlying net sales growth was led by Germany, France, Korea, Spain, Australia, and Czechia.
◦Australia’s underlying net sales growth was driven by favorable price/mix, partially offset by lower volumes of JD RTDs due to difficult comparisons to the same period last year.

◦Germany’s underlying net sales growth was fueled by the volumetric gains of JDTW and JD RTDs.
◦United Kingdom’s underlying net sales growth was driven by higher volumes of JDTW, partially offset by lower volumes of JDTA due to the cycling of the brand’s launch during the same period last year.
◦France’s underlying net sales growth was driven by higher volumes of JDTW.
◦Underlying net sales growth in the Rest of Developed International was driven by (a) higher JDTW volumes, led by Spain and Korea; and (b) volumetric growth of JDTH, led by Korea and Czechia.
•Emerging. Reported net sales increased 40%, while underlying net sales grew 34% after adjusting for an estimated net increase in distributor inventories and the positive effect of foreign exchange. Broad-based underlying net sales growth was led by Chile, Brazil, and Turkey.
◦Mexico’s underlying net sales growth was led by Herradura, partially offset by lower volumes of New Mix reflecting difficult comparisons as a result of the temporary supply disruption of the beer industry during the first quarter of fiscal 2021 related to COVID-19.
◦Poland’s underlying net sales growth was driven by higher volumes and favorable price/mix of JDTW.
◦Brazil’s underlying net sales growth was fueled by higher volumes of JDTW, the launch of JDTA, and volumetric growth of JDTH.
◦Underlying net sales growth in the Rest of Emerging was driven by (a) higher JDTW volumes, led by Chile and Turkey; (b) volumetric growth of JDTH, led by Chile; and (c) the launch of JDTA in Chile.
•Travel Retail. Reported net sales increased 61%, while underlying net sales grew 74% after adjusting for an estimated net decrease in distributor inventories, the positive effect of foreign exchange, and the effect of acquisitions and divestitures. Underlying net sales growth was driven by higher volumes across much of our portfolio as we cycled against significant declines during the same period last year.

Brand Highlights
The following table provides supplemental information for our largest brands. We discuss results of the brands most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the three months ended July 31, 2021, compared to the same period last year.

Major Brands
Three months ended July 31, 2021	Volumes	Net Sales % Change vs 2021
Product category / brand family / brand[1]	9L Depletions[1,3]	Reported	Acquisitions and Divestitures	Foreign Exchange	Est. Net Chg in Distributor Inventories	Underlying[2]
Whiskey	11%	19%	3%	—%	(3%)	18%
Jack Daniel’s family of brands	10%	20%	—%	—%	(3%)	16%
JDTW	17%	28%	—%	1%	(7%)	21%
JD RTD/RTP	1%	6%	—%	(3%)	—%	3%
JDTH	11%	(3%)	—%	(1%)	14%	10%
Gentleman Jack	3%	(2%)	—%	—%	4%	2%
JDTF	5%	2%	—%	(1%)	3%	4%
JDTA	44%	68%	—%	4%	(37%)	35%
Other Jack Daniel’s whiskey brands	12%	31%	—%	(1%)	(5%)	24%
Woodford Reserve	30%	31%	—%	—%	4%	35%
Tequila	(28%)	32%	—%	(5%)	(4%)	23%
Herradura	76%	94%	—%	(4%)	(9%)	81%
el Jimador	14%	34%	—%	(2%)	(7%)	25%
Wine	9%	30%	—%	—%	(22%)	8%
Vodka (Finlandia)	7%	34%	—%	(4%)	(14%)	17%
Rest of Portfolio	18%	(1%)	(3%)	22%	7%	24%
Non-branded and bulk	NA	5%	(5%)	—%	—%	—%
Note: Results may differ due to rounding

1See “Definitions” above for definitions of brand aggregations and volume measures presented here.
2See “Non-GAAP Financial Measures” above for details on our use of “underlying change” in net sales, including how we calculate this measure and why we believe this information is useful to readers.
3 Effective April 1, 2021, we entered into a partnership with Pabst Brewing Company for the supply, sales, and distribution of Jack Daniel’s Country Cocktails in the United States. Consequently, our fiscal 2022 results include net sales, but do not include 9L depletions for this brand. To share results on a comparable basis for fiscal 2022, we excluded fiscal 2021 9L depletions for Jack Daniel’s Cocktails in the United States.

Net sales growth for some of the brands discussed below was positively impacted by comparisons against COVID-19 related declines during the same period last year. See “Overview” above for more information.
•Whiskey brands’ reported net sales increased 19%, while underlying net sales grew 18% after adjusting for an estimated net increase in distributor inventories and the effect of acquisitions and divestitures. Underlying net sales growth was driven by (a) the growth of JDTW; (b) our premium bourbons, led by Woodford Reserve and Old Forester; and (c) volumetric growth of JDTH and JDTA.
◦The Jack Daniel’s family of brands grew underlying net sales driven by JDTW, higher volumes of JDTH, and the continued international launch of JDTA.
▪The broad-based underlying net sales growth for JDTW was driven by higher volumes and favorable channel mix in the United States and volumetric growth in our emerging and developed international markets.
▪JDTH underlying net sales growth was fueled by broad-based volumetric gains in emerging markets, led by Chile and Brazil. This growth was partially offset by declines in the United States due to difficult comparisons to the same period last year.

▪The underlying net sales growth of JDTA was fueled by the brand’s continued international launch, most notably in Brazil and Chile. This growth was partially offset by declines in the United Kingdom due to the cycling of the brand’s launch during the same period last year.
◦Woodford Reserve’s underlying net sales growth was driven by volumetric growth in the United States.
•Tequila brands grew reported net sales 32%, while underlying net sales grew 23% after adjusting for the positive effect of foreign exchange and an estimated net increase in distributor inventories. Underlying net sales growth was driven by Herradura and el Jimador, partially offset by lower volumes of New Mix compared to the same period last year reflecting difficult comparisons as a result of the temporary supply disruption of the beer industry during the first quarter of fiscal 2021 related to COVID-19.
◦Herradura’s underlying net sales was driven by growth in the United States and Mexico. The growth in Mexico was due in part to easy comparisons to the same period last year.
◦The underlying net sales growth of el Jimador was led by higher volumes in the United States.
•Reported net sales for our Wine business, which is focused primarily in the United States, grew 30%, while underlying net sales grew 8% after adjusting for an estimated net increase in distributor inventories. The increase in underlying net sales was driven by higher volumes of Korbel Champagne and Sonoma-Cutrer.
•Reported net sales for Finlandia increased 34%, while underlying net sales grew 17% after adjusting for estimated net increase in distributor inventories and the positive effect of foreign exchange. The increase in underlying net sales was led by higher volumes in emerging markets and Travel Retail.

Year-Over-Year Period Comparisons

Net sales growth for certain markets and brands was positively impacted by comparisons against COVID-19 related declines during the same period last year. See “Overview” above for more information.

Net Sales
Percentage change versus the prior year period ended July 31	3 Months
Change in reported net sales	20%
Acquisitions and divestitures	2%
Estimated net change in distributor inventories	(4%)
Change in underlying net sales	18%

Change in underlying net sales attributed to:
Volume	(1%)
Price/mix	19%
Note: Results may differ due to rounding
For the three months ended July 31, 2021, net sales were $0.9 billion, an increase of $153 million, or 20%, compared to the same period last year. After adjusting reported net sales for an estimated net increase in distributor inventories, primarily in the United States, and the effect of acquisitions and divestitures, underlying net sales grew 18% compared to the same period last year. The increase in underlying net sales was driven by favorable price/mix, partially offset by lower volumes. Favorable price/mix was driven by faster growth from our higher-priced brands, led by JDTW, and a favorable channel mix shift to the on-premise channel in the United States. Lower volumes were driven by New Mix, partially offset by volumetric growth across our portfolio led by the Jack Daniel’s family of brands, our tequilas (excluding New Mix), and premium bourbons. See “Results of Operations - Fiscal 2022 Year-to-Date Highlights” above for further details on underlying net sales for the three months ended July 31, 2021.

Cost of Sales
Percentage change versus the prior year period ended July 31	3 Months
Change in reported cost of sales	23%
Acquisitions and divestitures	3%
Foreign exchange	(2%)
Estimated net change in distributor inventories	(5%)
Change in underlying cost of sales	19%

Change in underlying cost of sales attributed to:
Volume	(1%)
Cost/mix	20%
Note: Results may differ due to rounding
Cost of sales of $0.4 billion for the three months ended July 31, 2021, increased $65 million, or 23%, when compared to the same period last year. Underlying cost of sales increased 19% after adjusting for an estimated net increase in distributor inventories, the effect of acquisitions and divestitures, and the negative effect of foreign exchange. The increase in underlying cost of sales was driven by unfavorable cost/mix, partially offset by lower volumes. Unfavorable cost/mix was driven by a shift in portfolio mix toward our higher-cost brands and higher input costs related to agave and the impact of supply chain constraints. Lower volumes were driven by New Mix, partially offset by volumetric growth across our portfolio led by the Jack Daniel’s family of brands, our tequilas (excluding New Mix), and premium bourbons.

Gross Profit
Percentage change versus the prior year period ended July 31	3 Months
Change in reported gross profit	19%
Acquisitions and divestitures	1%
Estimated net change in distributor inventories	(4%)
Change in underlying gross profit	17%
Note: Results may differ due to rounding

Gross Margin
For the period ended July 31	3 Months
Prior year gross margin	61.7%
Price/mix	0.9%
Cost/mix	(1.5)%
Acquisitions and divestitures	0.3%
Foreign exchange	(0.4%)
Change in gross margin	(0.7%)
Current year gross margin	61.0%
Note: Results may differ due to rounding	—
Gross profit of $0.6 billion increased $88 million, or 19%, for the three months ended July 31, 2021, compared to the same period last year. Underlying gross profit increased 17% after adjusting for an estimated net increase in distributor inventories and the effect of acquisitions and divestitures. Gross margin for the three months ended July 31, 2021, decreased 0.7 percentage points to 61.0% from 61.7% in the same period last year. The decrease in gross margin was driven primarily by higher input costs related to agave and the impact of supply chain constraints, partially offset by a favorable shift in portfolio mix toward our higher-margin brands and channels.

Operating Expenses
Percentage change versus the prior year period ended July 31
3 Months	Reported	Acquisitions and Divestitures	Impairment Charges	Foreign Exchange	Underlying
Advertising	46%	1%	—%	(2%)	44%
SG&A	14%	—%	—%	(3%)	11%
Total operating expenses[1]	29%	—%	(3%)	(6%)	20%
Note: Results may differ due to rounding
[1]Total operating expenses include advertising expense, SG&A expense, and other expense (income), net.
Operating expenses totaled $264 million, an increase of $59 million, or 29%, for the three months ended July 31, 2021, compared to the same period last year. Underlying operating expenses grew 20% compared to the same period last year after adjusting for the negative effect of foreign exchange and the effect of impairment charges.
•Reported advertising expense increased 46% for the three months ended July 31, 2021. Underlying advertising expense increased 44% after adjusting for the negative effect of foreign exchange and the effect of acquisitions and divestitures. The increase in underlying advertising expense was driven by the cycling of a substantial reduction in promotional activity during the same period last year due to COVID-19.
•Reported SG&A expense increased 14% for the three months ended July 31, 2021. Underlying SG&A expense increased 11% after adjusting for the negative effect of foreign exchange. The increase in underlying SG&A expense was driven by (a) the timing of compensation related expenses, (b) accruals for non-income-based tax contingencies, and (c) the cycling of lower discretionary spend during the same period last year due to COVID-19.

Operating Income
Percentage change versus the prior year period ended July 31	3 Months
Change in reported operating income	(25%)
Acquisitions and divestitures	39%
Impairment charges	2%
Foreign exchange	6%
Estimated net change in distributor inventories	(6%)
Change in underlying operating income	15%
Note: Results may differ due to rounding
Operating income of $289 million decreased $98 million, or 25%, for the three months ended July 31, 2021, compared to the same period last year. Underlying operating income grew 15% after adjusting for (a) the effect of acquisitions and divestitures, (b) an estimated net increase in distributor inventories, (c) the negative effect of foreign exchange, and (d) the effect of impairment charges. Operating margin decreased 19.5 percentage points to 31.9% for the three months ended July 31, 2021, from 51.4% in the same period last year. The effect of acquisitions and divestitures (primarily the fiscal 2021 gain on sale of Early Times, Canadian Mist, and Collingwood) contributed 17.0 percentage points to this decrease.
The effective tax rate for the three months ended July 31, 2021, was 28.5% compared to 11.6% for the same period last year. The increase in our effective rate primarily reflects a deferred tax benefit in the prior year related to an intercompany transfer of assets, the reversal of prepaid taxes on prior intercompany sales of inventory recorded at higher than current statutory rates, a prior year true-up of deferred tax liabilities, and changes in tax laws in certain foreign jurisdictions.
Diluted earnings per share of $0.40 for the three months ended July 31, 2021, decreased 41% from the $0.67 reported for the same period last year, which includes an estimated $0.19 per share benefit from the gain on sale of Early Times, Canadian Mist, and Collingwood.

Liquidity and Financial Condition
Cash flows. Cash and cash equivalents increased $22 million during the three months ended July 31, 2021. Cash provided by operations of $185 million was up $94 million from the same period last year, reflecting improved operating results and lower working capital requirements.
The impact of investing activities on cash and cash equivalents was a decrease of $15 million for the three months ended July 31, 2021, compared to an increase of $162 million for the same period last year. The $177 million change reflects the proceeds received in the prior-year period from our divestiture of the Early Times, Canadian Mist, and Collingwood brands and related assets.
Cash used for financing activities was $141 million during the three months ended July 31, 2021, compared to $37 million for the same period last year. The $104 million increase largely reflects a $105 million increase in net repayments of short-term borrowings.
The impact on cash and cash equivalents as a result of exchange rate changes was a decrease of $7 million for the three months ended July 31, 2021, compared to an increase of $17 million for the same period last year.
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
Cash and cash equivalents were $1,150 million at April 30, 2021, and $1,172 million at July 31, 2021. As of July 31, 2021, approximately 55% of our cash and cash equivalents were held by our foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We continue to evaluate our future cash deployment and may decide to repatriate additional cash held by our foreign subsidiaries, which may require us to provide for and pay additional taxes.

We have an $800 million commercial paper program that we regularly use to fund our short-term operational needs. Please see Note 6 to the Condensed Consolidated Financial Statements for outstanding commercial paper balances, interest rates, and days to maturity at April 30, 2021, and July 31, 2021. The average balances, interest rates, and original maturities during the periods ended July 31, 2020 and 2021, are presented below.

	Three Months Average
	July 31,
(Dollars in millions)	2020	2021
Average commercial paper	$360	$190
Average interest rate	0.93%	0.16%
Average days to maturity at issuance	103	32
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
As announced on July 22, 2021, our Board of Directors declared a regular quarterly cash dividend of $0.1795 per share on our Class A and Class B common stock. Stockholders of record on September 3, 2021, will receive the dividend on October 1, 2021.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We face market risks arising from changes in foreign currency exchange rates, commodity prices, and interest rates. Foreign currency fluctuations affect our net investments in foreign subsidiaries and foreign currency-denominated cash flows. Commodity price changes can affect our production and supply chain costs. Interest rate changes affect (a) the fair value of our fixed-rate debt, and (b) cash flows and earnings related to our variable-rate debt and interest-bearing investments. We manage market risks through procurement strategies as well as the use of derivative and other financial instruments. Our risk management program is governed by policies that authorize and control the nature and scope of transactions that we use to mitigate market risks. Since April 30, 2021, there have been no material changes to the market risks faced by us or to our risk management program.

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

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our 2021 Form 10-K, which could materially adversely affect our business, financial condition, or future results. There have been no material changes to the risk factors disclosed in our 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
The following documents are filed with this report:

31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (not considered to be filed).
101	The following materials from Brown-Forman Corporation's Quarterly Report on Form 10-Q for the quarter ended July 31, 2021, in Inline XBRL (eXtensible Business Reporting Language) format: (a) Condensed Consolidated Statements of Operations, (b) Condensed Consolidated Statements of Comprehensive Income, (c) Condensed Consolidated Balance Sheets, (d) Condensed Consolidated Statements of Cash Flows, and (e) Notes to the Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File in Inline XBRL format (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN-FORMAN CORPORATION
(Registrant)

Date:	September 1, 2021	By:	/s/ Leanne D. Cunningham
Leanne D. Cunningham
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)