Form 10-Q
period 2021-10-31
BROWN FORMAN CORP
filed 2021-12-08
CIK 14693

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 30, 2021

Class A Common Stock (voting), $0.15 par value	169,136,738
Class B Common Stock (nonvoting), $0.15 par value	309,742,854

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2020	2021	2020	2021
Sales	$1,272	$1,283	$2,259	$2,466
Excise taxes	287	289	521	566
Net sales	985	994	1,738	1,900
Cost of sales	404	404	692	757
Gross profit	581	590	1,046	1,143
Advertising expenses	95	104	157	194
Selling, general, and administrative expenses	155	165	303	333
Gain on sale of business	—	—	(127)	—
Other expense (income), net	1	(1)	(4)	5
Operating income	330	322	717	611
Non-operating postretirement expense	2	2	3	2
Interest income	(1)	(1)	(1)	(2)
Interest expense	20	20	40	41
Income before income taxes	309	301	675	570
Income taxes	69	65	111	142
Net income	$240	$236	$564	$428
Earnings per share:
Basic	$0.50	$0.49	$1.18	$0.89
Diluted	$0.50	$0.49	$1.17	$0.89
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2020	2021	2020	2021
Net income	$240	$236	$564	$428
Other comprehensive income (loss), net of tax:
Currency translation adjustments	4	(12)	66	(22)
Cash flow hedge adjustments	6	10	(39)	24
Postretirement benefits adjustments	5	4	12	8
Net other comprehensive income (loss)	15	2	39	10
Comprehensive income	$255	$238	$603	$438
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions)

	April 30, 2021	October 31, 2021
Assets
Cash and cash equivalents	$1,150	$1,073
Accounts receivable, less allowance for doubtful accounts of $7 at April 30 and $6 at October 31	753	933
Inventories:
Barreled whiskey	1,101	1,097
Finished goods	323	338
Work in process	199	221
Raw materials and supplies	128	137
Total inventories	1,751	1,793
Other current assets	263	233
Total current assets	3,917	4,032
Property, plant and equipment, net	832	813
Goodwill	779	776
Other intangible assets	676	663
Deferred tax assets	70	68
Other assets	248	264
Total assets	$6,522	$6,616
Liabilities
Accounts payable and accrued expenses	$679	$708
Accrued income taxes	34	56
Short-term borrowings	205	19
Total current liabilities	918	783
Long-term debt	2,354	2,331
Deferred tax liabilities	169	164
Accrued pension and other postretirement benefits	219	218
Other liabilities	206	197
Total liabilities	3,866	3,693
Commitments and contingencies
Stockholders’ Equity
Common stock:
Class A, voting, $0.15 par value (170,000,000 shares authorized; 170,000,000 shares issued)	25	25
Class B, nonvoting, $0.15 par value (400,000,000 shares authorized; 314,532,000 shares issued)	47	47
Additional paid-in capital	—	3
Retained earnings	3,243	3,491
Accumulated other comprehensive income (loss), net of tax	(422)	(412)
Treasury stock, at cost (5,803,000 and 5,667,000 shares at April 30 and October 31, respectively)	(237)	(231)
Total stockholders’ equity	2,656	2,923
Total liabilities and stockholders’ equity	$6,522	$6,616
 See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Six Months Ended
	October 31,
	2020	2021
Cash flows from operating activities:
Net income	$564	$428
Adjustments to reconcile net income to net cash provided by operations:
Gain on sale of business	(127)	—
Non-cash asset write-downs	—	9
Depreciation and amortization	39	40
Stock-based compensation expense	6	7
Deferred income tax provision (benefit)	(59)	(23)
Other, net	(6)	8
Changes in assets and liabilities, excluding the effects of sale of business:
Accounts receivable	(295)	(186)
Inventories	(29)	(51)
Other current assets	52	31
Accounts payable and accrued expenses	85	43
Accrued income taxes	35	22
Other operating assets and liabilities	18	7
Cash provided by operating activities	283	335
Cash flows from investing activities:
Proceeds from sale of business	177	—
Additions to property, plant, and equipment	(29)	(33)
Computer software expenditures	(1)	(2)
Cash provided by (used for) investing activities	147	(35)
Cash flows from financing activities:
Proceeds from short-term borrowings, maturities greater than 90 days	324	—
Repayments of short-term borrowings, maturities greater than 90 days	(230)	—
Net change in short-term borrowings, maturities of 90 days or less	(68)	(184)
Payments of withholding taxes related to stock-based awards	(14)	(6)
Dividends paid	(167)	(172)
Cash used for financing activities	(155)	(362)
Effect of exchange rate changes on cash and cash equivalents	14	(15)
Net increase (decrease) in cash and cash equivalents	289	(77)
Cash and cash equivalents, beginning of period	675	1,150
Cash and cash equivalents, end of period	$964	$1,073
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

The following table presents information concerning basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions, except per share amounts)	2020	2021	2020	2021
Net income available to common stockholders	$240	$236	$564	$428
Share data (in thousands):
Basic average common shares outstanding	478,506	478,857	478,413	478,822
Dilutive effect of stock-based awards	2,242	1,661	2,172	1,793
Diluted average common shares outstanding	480,748	480,518	480,585	480,615

Basic earnings per share	$0.50	$0.49	$1.18	$0.89
Diluted earnings per share	$0.50	$0.49	$1.17	$0.89

We excluded common stock-based awards for approximately 301,000 shares and 743,000 shares from the calculation of diluted earnings per share for the three months ended October 31, 2020 and 2021, respectively. We excluded common stock-based awards for approximately 168,000 shares and 540,000 shares from the calculation of diluted earnings per share for the six months ended October 31, 2020 and 2021, respectively. We excluded those awards because they were not dilutive for those periods under the treasury stock method.

3.    Inventories
We value some of our consolidated inventories, including most of our U.S. inventories, at the lower of cost, using the last-in, first-out (LIFO) method or market value. If the LIFO method had not been used, inventories at current cost would have been $353 million higher than reported as of April 30, 2021, and $374 million higher than reported as of October 31, 2021. Changes in the LIFO valuation reserve for interim periods are based on an allocation of the projected change for the entire fiscal year, recognized proportionately over the remainder of the fiscal year.

4.    Goodwill and Other Intangible Assets
The following table shows the changes in goodwill (which includes no accumulated impairment losses) and other intangible assets during the six months ended October 31, 2021:

(Dollars in millions)	Goodwill	Other Intangible Assets
Balance at April 30, 2021	$779	$676
Foreign currency translation adjustment	(3)	(13)
Balance at October 31, 2021	$776	$663

Our other intangible assets consist of trademarks and brand names, all with indefinite useful lives.

5.    Commitments and Contingencies
We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe it is reasonably possible that these existing loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies were recorded as of October 31, 2021.

We have guaranteed the repayment by a third-party importer of its obligation under a bank credit facility that it uses in connection with its importation of our products in Russia. If the importer were to default on that obligation, which we believe is unlikely, our maximum possible exposure under the existing terms of the guaranty would be approximately $12 million (subject to changes in foreign currency exchange rates). Both the fair value and carrying amount of the guaranty are insignificant. As of October 31, 2021, our actual exposure under the guaranty of the importer’s obligation was approximately $8 million. We also have accounts receivable from that importer of approximately $14 million at October 31, 2021, which we expect to collect in full. Based on the financial support we provide to the importer, we believe it meets the definition of a variable interest entity. However, because we do not control this entity, it is not included in our consolidated financial statements.

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

Following delivery of our notice and upon expiration of the Agreement, Bacardi alleged that it was entitled to approximately £49 million under the principle of commercial agency in the U.K., as well as additional compensation for the winding up of business conducted under the Agreement and for remitting the associated funds owed to us. From monthly settlements following the expiration of the Agreement, Bacardi withheld over £50 million owed to us, effectively bypassing the dispute resolution process under the Agreement. This withheld amount is included in accounts receivable in the accompanying condensed consolidated balance sheet as of October 31, 2021.

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

Since it was raised, we have disputed Bacardi’s claim of commercial agency compensation and issued a demand that Bacardi adhere to the dispute resolution process mandated by the Agreement. The ruling for the Commercial Court Action was issued on May 19, 2021, in which the Court declined to order Bacardi to return the amounts withheld pending the outcome of the Arbitration. The Arbitration took place the week of July 12, 2021, and the decision was rendered December 8, 2021. The decision confirmed that Bacardi was not entitled to compensation as a commercial agent but was awarded an immaterial amount for its work in winding up the business.

6.    Debt
Our long-term debt (net of unamortized discount and issuance costs) consists of:

(Principal and carrying amounts in millions)	April 30, 2021	October 31, 2021
2.250% senior notes, $250 principal amount, due January 15, 2023	$249	$250
3.500% senior notes, $300 principal amount, due April 15, 2025	298	298
1.200% senior notes, €300 principal amount, due July 7, 2026	362	345
2.600% senior notes, £300 principal amount, due July 7, 2028	415	407
4.000% senior notes, $300 principal amount, due April 15, 2038	294	295
3.750% senior notes, $250 principal amount, due January 15, 2043	248	248
4.500% senior notes, $500 principal amount, due July 15, 2045	488	488
	$2,354	$2,331
Our short-term borrowings of $205 million as of April 30, 2021 included of $195 million of borrowings under our commercial paper program. There were no borrowings under that program as of October 31, 2021.

(Dollars in millions)	April 30, 2021	October 31, 2021
Commercial paper	$195	$—
Average interest rate	0.16%	—%
Average remaining days to maturity	24	0

7.    Stockholders’ Equity
The following table shows the changes in stockholders’ equity by quarter during the six months ended October 31, 2020:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2020	$25	$47	$—	$2,708	$(547)	$(258)	$1,975
Net income				324			324
Net other comprehensive income (loss)					24		24
Declaration of cash dividends				(167)			(167)
Stock-based compensation expense			3				3
Stock issued under compensation plans						10	10
Loss on issuance of treasury stock issued under compensation plans			(3)	(16)			(19)
Balance at July 31, 2020	25	47	—	2,849	(523)	(248)	2,150
Net income				240			240
Net other comprehensive income (loss)					15		15
Stock-based compensation expense			3				3
Stock issued under compensation plans						5	5
Loss on issuance of treasury stock issued under compensation plans			(3)	(7)			(10)
Balance at October 31, 2020	$25	$47	$—	$3,082	$(508)	$(243)	$2,403

The following table shows the changes in stockholders’ equity by quarter during the six months ended October 31, 2021:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2021	$25	$47	$—	$3,243	$(422)	$(237)	$2,656
Net income				192			192
Net other comprehensive income (loss)					8		8
Declaration of cash dividends				(172)			(172)
Stock-based compensation expense			4				4
Stock issued under compensation plans						5	5
Loss on issuance of treasury stock issued under compensation plans			(2)	(8)			(10)
Balance at July 31, 2021	25	47	2	3,255	(414)	(232)	2,683
Net income				236			236
Net other comprehensive income (loss)					2		2
Stock-based compensation expense			3				3
Stock issued under compensation plans						1	1
Loss on issuance of treasury stock issued under compensation plans			(2)	—			(2)
Balance at October 31, 2021	$25	$47	$3	$3,491	$(412)	$(231)	$2,923

The following table shows the change in each component of accumulated other comprehensive income (AOCI), net of tax, during the six months ended October 31, 2021:

(Dollars in millions)	Currency Translation Adjustments	Cash Flow Hedge Adjustments	Postretirement Benefits Adjustments	Total AOCI
Balance at April 30, 2021	$(179)	$(16)	$(227)	$(422)
Net other comprehensive income (loss)	(22)	24	8	10
Balance at October 31, 2021	$(201)	$8	$(219)	$(412)

The following table shows the cash dividends declared per share on our Class A and Class B common stock during the six months ended October 31, 2021:

Declaration Date	Record Date	Payable Date	Amount per Share
May 27, 2021	June 8, 2021	July 1, 2021	$0.1795
July 22, 2021	September 3, 2021	October 1, 2021	$0.1795
As announced on November 18, 2021, our Board of Directors increased the quarterly cash dividend on our Class A and Class B common stock from $0.1795 per share to $0.1885 per share. The quarterly cash dividend is payable on December 28, 2021, to stockholders of record on December 3, 2021.

In addition, the Board declared a special cash dividend of $1.00 per share on our Class A and Class B common stock. The special cash dividend is payable on December 29, 2021, to stockholders of record on December 9, 2021.

8.    Net Sales
The following table shows our net sales by geography:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions)	2020	2021	2020	2021
United States	$522	$462	$909	$912
Developed International[1]	266	297	497	566
Emerging[2]	160	187	267	337
Travel Retail[3]	22	28	35	49
Non-branded and bulk[4]	15	20	30	36
Total	$985	$994	$1,738	$1,900

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
4Includes net sales of used barrels, bulk whiskey and wine, and contract bottling regardless of customer location.

The following table shows our net sales by product category:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions)	2020	2021	2020	2021
Whiskey[1]	$775	$767	$1,370	$1,474
Tequila[2]	84	86	152	176
Wine[3]	71	69	112	122
Vodka[4]	26	32	45	57
Non-branded and bulk[5]	15	20	30	36
Rest of portfolio	14	20	29	35
Total	$985	$994	$1,738	$1,900

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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions)	2020	2021	2020	2021
Pension Benefits:
Service cost	$6	$6	$13	$13
Interest cost	6	6	12	11
Expected return on plan assets	(11)	(11)	(23)	(23)
Amortization of:
Prior service cost (credit)	—	—	1	1
Net actuarial loss	7	6	13	12
Settlement charge	—	1	—	1
Net cost	$8	$8	$16	$15

Other Postretirement Benefits:
Interest cost	1	—	$1	$1
Amortization of prior service cost (credit)	(1)	—	(1)	(1)
Net cost	$—	$—	$—	$—

10.    Income Taxes
Our consolidated interim effective tax rate is based on our expected annual operating income, statutory tax rates, and income tax laws in the various jurisdictions where we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the fiscal quarter in which the related event or a change in judgment occurs. The expected effective tax rate on ordinary income for the fiscal year is 23.1%, which is greater than the U.S. federal statutory rate of 21.0%, due to state income taxes, the effects of foreign operations, and the tax expense on prior intercompany sales of inventory that is recognized at tax rates higher than current statutory tax rates.

The effective tax rate of 24.9% for the six months ended October 31, 2021, is higher than the expected tax rate of 23.1% on ordinary income for the full fiscal year, primarily due to the true-up of prior year deferred tax liabilities and the impact of tax rate changes enacted in certain foreign jurisdictions, which is partially offset by the excess tax benefits related to stock-based compensation. The 24.9% effective tax rate for the six months ended October 31, 2021, is higher than the effective tax rate of 16.4% for the same period last year, primarily due to a deferred tax benefit recognized in the prior year period related to an intercompany transfer of assets, increased true-ups of prior year tax liabilities, and the impact of current year changes in tax laws in certain foreign and state jurisdictions.

We continue to assert that the undistributed earnings of most of our foreign subsidiaries are reinvested indefinitely outside the United States. Therefore, no income taxes have been provided for any outside basis differences inherent in these subsidiaries other than those that were subject to the one-time repatriation tax. We previously changed our indefinite reinvestment assertion with respect to current year earnings and prior year undistributed earnings for select foreign subsidiaries (but not for their outside basis differences). No deferred taxes have been recorded as no withholding would be due on their distribution. No further changes have been made to our indefinite reinvestment assertion.

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

We had outstanding currency derivatives, related primarily to our euro, British pound, and Australian dollar exposures, with notional amounts for all hedged currencies totaling $1,218 million at April 30, 2021, and $992 million at October 31, 2021. The maximum term of outstanding derivative contracts was approximately 36 months at both April 30, 2021, and October 31, 2021.

We also use foreign currency-denominated debt instruments to help manage our foreign currency exchange rate risk. We designate a portion of those debt instruments as net investment hedges, which are intended to mitigate foreign currency exposure related to non-U.S. dollar net investments in certain foreign subsidiaries. Any change in value of the designated portion of the hedging instruments is recorded in AOCI, offsetting the foreign currency translation adjustment of the related net investments that is also recorded in AOCI. The amount of foreign currency-denominated debt instruments designated as net investment hedges was $680 million at April 30, 2021, and $694 million at October 31, 2021.

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

The following tables present the pre-tax impact that changes in the fair value of our derivative instruments and non-derivative hedging instruments had on AOCI and earnings:

		Three Months Ended
		October 31,
(Dollars in millions)	Classification	2020	2021
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$14	$15
Net gain (loss) reclassified from AOCI into earnings	Sales	5	2
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Sales	$1	$1
Net gain (loss) recognized in earnings	Other income (expense), net	3	(1)
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	$6	$14

Total amounts presented in the accompanying condensed consolidated statements of operations for line items affected by the net gains (losses) shown above:
Sales		$1,272	$1,283
Other income (expense), net		(1)	1

		Six Months Ended
		October 31,
(Dollars in millions)	Classification	2020	2021
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$(35)	$30
Net gain (loss) reclassified from AOCI into earnings	Sales	16	(1)
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Sales	$(5)	$3
Net gain (loss) recognized in earnings	Other income (expense), net	11	—
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	$(33)	$22

Total amounts presented in the accompanying condensed consolidated statements of operations for line items affected by the net gains (losses) shown above:
Sales		$2,259	$2,466
Other income (expense), net		4	(5)
We expect to reclassify $1 million of deferred net gains on cash flow hedges recorded in AOCI as of October 31, 2021, to earnings during the next 12 months. This reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur.

The following table presents the fair values of our derivative instruments:

		April 30, 2021		October 31, 2021
(Dollars in millions)	Classification	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Designated as cash flow hedges:
Currency derivatives	Other current assets	$4	$(2)	$12	$(6)
Currency derivatives	Other assets	—	—	8	(3)
Currency derivatives	Accrued expenses	4	(18)	1	(6)
Currency derivatives	Other liabilities	1	(18)	—	(2)
Not designated as hedges:
Currency derivatives	Other current assets	1	—	—	—
Currency derivatives	Other assets	—	—	—	—
Currency derivatives	Accrued expenses	—	—	1	(1)
Currency derivatives	Other liabilities	—	—	—	—

The fair values reflected in the above table are presented on a gross basis. However, as discussed further below, the fair values of those instruments subject to net settlement agreements are presented on a net basis in our balance sheets.

In our statements of cash flows, we classify cash flows related to cash flow hedges in the same category as the cash flows from the hedged items.

Credit risk. We are exposed to credit-related losses if the counterparties to our derivative contracts default. This credit risk is limited to the fair value of the contracts. To manage this risk, we contract only with major financial institutions that have investment-grade credit ratings and with whom we have standard International Swaps and Derivatives Association (ISDA) agreements that allow for net settlement of the derivative contracts. Also, we have established counterparty credit guidelines that we monitor regularly, and we monetize contracts when we believe it is warranted. Because of these safeguards, we believe we have no derivative positions that warrant credit valuation adjustments.

Our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. The aggregate fair value of all derivatives with creditworthiness requirements that were in a net liability position was $30 million at April 30, 2021, and $7 million at October 31, 2021.

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

The following table summarizes the gross and net amounts of our derivative contracts:

(Dollars in millions)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet	Net Amounts
April 30, 2021
Derivative assets	$10	$(7)	$3	$(1)	$2
Derivative liabilities	(38)	7	(31)	1	(30)
October 31, 2021
Derivative assets	22	(11)	11	—	11
Derivative liabilities	(18)	11	(7)	—	(7)

No cash collateral was received or pledged related to our derivative contracts as of April 30, 2021, or October 31, 2021.

12.    Fair Value Measurements
The following table summarizes the assets and liabilities measured or disclosed at fair value on a recurring basis:

	April 30, 2021		October 31, 2021
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$1,150	$1,150	$1,073	$1,073
Currency derivatives	3	3	11	11
Liabilities
Currency derivatives	31	31	7	7
Short-term borrowings	205	205	19	19
Long-term debt	2,354	2,663	2,331	2,669

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

We measure some assets and liabilities at fair value on a nonrecurring basis. That is, we do not measure them at fair value on an ongoing basis, but we do adjust them to fair value in some circumstances (for example, when we determine that an asset is impaired). During the six months ended October 31, 2021, we recognized non-cash impairment charges of $9 million for certain fixed assets. The impairment charges, which were based on our measurements of the estimated fair values of those assets, are categorized as Level 2 within the valuation hierarchy. The remaining carrying amount of those assets is not significant. No other material nonrecurring fair value measurements were required during the periods presented in these financial statements.

13.    Other Comprehensive Income
The following tables show the components of net other comprehensive income (loss):

	Three Months Ended			Three Months Ended
	October 31, 2020			October 31, 2021
(Dollars in millions)	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Currency translation adjustments:
Net gain (loss) on currency translation	$5	$(1)	$4	$(9)	$(3)	$(12)
Reclassification to earnings	—	—	—	—	—	—
Other comprehensive income (loss), net	5	(1)	4	(9)	(3)	(12)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	14	(4)	10	15	(4)	11
Reclassification to earnings[1]	(5)	1	(4)	(2)	1	(1)
Other comprehensive income (loss), net	9	(3)	6	13	(3)	10
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	—	—	—	(1)	—	(1)
Reclassification to earnings[2]	7	(2)	5	7	(2)	5
Other comprehensive income (loss), net	7	(2)	5	6	(2)	4

Total other comprehensive income (loss), net	$21	$(6)	$15	$10	$(8)	$2

	Six Months Ended			Six Months Ended
	October 31, 2020			October 31, 2021
(Dollars in millions)	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Currency translation adjustments:
Net gain (loss) on currency translation	$58	$8	$66	$(17)	$(5)	$(22)
Reclassification to earnings	—	—	—	—	—	—
Other comprehensive income (loss), net	58	8	66	(17)	(5)	(22)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	(35)	8	(27)	30	(7)	23
Reclassification to earnings[1]	(16)	4	(12)	1	—	1
Other comprehensive income (loss), net	(51)	12	(39)	31	(7)	24
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	—	—	—	(1)	—	(1)
Reclassification to earnings[2]	17	(5)	12	13	(4)	9
Other comprehensive income (loss), net	17	(5)	12	12	(4)	8

Total other comprehensive income (loss), net	$24	$15	$39	$26	$(16)	$10
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with both our unaudited Condensed Consolidated Financial Statements and related notes included in Part I, Item 1 of this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended April 30, 2021 (2021 Form 10-K). Note that the results of operations for the six months ended October 31, 2021, are not necessarily indicative of future or annual results. In this Item, “we,” “us,” “our,” “Brown-Forman,” and the “Company” refer to Brown-Forman Corporation and its consolidated subsidiaries, collectively.

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
This adjustment removes (a) transaction and integration costs related to the acquisitions and divestitures, (b) the gain on sale of Early Times, Canadian Mist, and Collingwood and related assets, (c) operating activity for the non-comparable period for Early Times, Canadian Mist, and Collingwood, which is activity in the first quarter of fiscal 2021, (d) the net sales and operating expenses recognized pursuant to the TSA related to (i) contract bottling services and (ii) distribution services in certain markets, and (e) operating activity for Part Time Rangers Holdings Limited for the non-comparable period, which is activity in the first two quarters of fiscal 2021. We believe that these adjustments allow for us to better understand our underlying results on a comparable basis.
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
•“Estimated net change in distributor inventories.” This adjustment refers to the estimated net effect of changes in distributor inventories on changes in certain line items of the statements of operations. For each period compared, we use our volume information from our distributors to estimate the effect of distributor inventory changes in certain line items of the statements of operations. We believe that this adjustment reduces the effect of varying levels of distributor inventories on changes in certain line items of the statements of operations and allows us to understand better our underlying results and trends.

1Operating expenses include advertising expense, SG&A expense, and other expense (income), net.

•“Impairment charges.” This adjustment removes the impact of impairment charges from our results of operations. During the first half of fiscal 2022, we recognized non-cash impairment charges of $9 million for certain fixed assets. We believe that this adjustment allows for us to better understand our underlying results on a comparable basis. See Note 12 to the Condensed Consolidated Financial Statements for more information.
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

Important Information on Forward-Looking Statements:
This report contains statements, estimates, and projections that are “forward-looking statements” as defined under U.S. federal securities laws. Words such as “aim,” “anticipate,” “aspire,” “believe,” “can,” “continue,” “could,” “envision,” “estimate,” “expect,” “expectation,” “intend,” “may,” “might,” “plan,” “potential,” “project,” “pursue,” “see,” “seek,” “should,” “will,” “would,” and similar words indicate forward-looking statements, which speak only as of the date we make them. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. By their nature, forward-looking statements involve risks, uncertainties, and other factors (many beyond our control) that could cause our actual results to differ materially from our historical experience or from our current expectations or projections. These risks and uncertainties include, but are not limited to:

•Our substantial dependence upon the continued growth of the Jack Daniel’s family of brands
•Substantial competition from new entrants, consolidations by competitors and retailers, and other competitive activities, such as pricing actions (including price reductions, promotions, discounting, couponing, or free goods), marketing, category expansion, product introductions, or entry or expansion in our geographic markets or distribution networks
•Route-to-consumer changes that affect the timing of our sales, temporarily disrupt the marketing or sale of our products, or result in higher fixed costs
•Disruption of our distribution network or inventory fluctuations in our products by distributors, wholesalers, or retailers
•Changes in consumer preferences, consumption, or purchase patterns – particularly away from larger producers in favor of small distilleries or local producers, or away from brown spirits, our premium products, or spirits generally, and our ability to anticipate or react to them; further legalization of marijuana; shifts in consumer purchase practices; bar, restaurant, travel, or other on-premise declines; shifts in demographic or health and wellness trends; or unfavorable consumer reaction to new products, line extensions, package changes, product reformulations, or other product innovation
•Production facility, aging warehouse, or supply chain disruptions
•Imprecision in supply/demand forecasting
•Higher costs, lower quality, or unavailability of energy, water, raw materials, product ingredients, or labor
•Impact of health epidemics and pandemics, including the COVID-19 pandemic, and the risk of the resulting negative economic impact and related governmental actions
•Unfavorable global or regional economic conditions, particularly related to the COVID-19 pandemic, and related economic slowdowns or recessions, low consumer confidence, high unemployment, weak credit or capital markets, budget deficits, burdensome government debt, austerity measures, higher interest rates, higher taxes, political instability, higher inflation, deflation, lower returns on pension assets, or lower discount rates for pension obligations
•Product recalls or other product liability claims, product tampering, contamination, or quality issues
•Negative publicity related to our company, products, brands, marketing, executive leadership, employees, board of directors, family stockholders, operations, business performance, or prospects
•Failure to attract or retain key executive or employee talent
•Risks associated with acquisitions, dispositions, business partnerships, or investments – such as acquisition integration, termination difficulties or costs, or impairment in recorded value
•Risks associated with being a U.S.-based company with a global business, including commercial, political, and financial risks; local labor policies and conditions; protectionist trade policies, or economic or trade sanctions, including additional retaliatory tariffs on American whiskeys and the effectiveness of our actions to mitigate the negative impact on our margins, sales, and distributors; compliance with local trade practices and other regulations; terrorism; and health pandemics
•Failure to comply with anti-corruption laws, trade sanctions and restrictions, or similar laws or regulations
•Fluctuations in foreign currency exchange rates, particularly a stronger U.S. dollar
•Changes in laws, regulatory measures, or governmental policies – especially those that affect the production, importation, marketing, labeling, pricing, distribution, sale, or consumption of our beverage alcohol products
•Tax rate changes (including excise, corporate, sales or value-added taxes, property taxes, payroll taxes, import and export duties, and tariffs) or changes in related reserves, changes in tax rules or accounting standards, and the unpredictability and suddenness with which they can occur
•Decline in the social acceptability of beverage alcohol in significant markets
•Significant additional labeling or warning requirements or limitations on availability of our beverage alcohol products
•Counterfeiting and inadequate protection of our intellectual property rights
•Significant legal disputes and proceedings, or government investigations
•Cyber breach or failure or corruption of our key information technology systems or those of our suppliers, customers, or direct and indirect business partners, or failure to comply with personal data protection laws
•Our status as a family “controlled company” under New York Stock Exchange rules, and our dual-class share structure
For further information on these and other risks, please see the risks and uncertainties described in Part I, Item 1A. Risk Factors of our 2021 Form 10-K and those described from time to time in our future reports filed with the Securities and Exchange Commission (SEC).

Overview
During the first half of fiscal 2022, we experienced strong, broad-based net sales growth across most of our IMF geographic clusters and Travel Retail channel due to the gradual re-opening of the on-premise channel, some degree of travel and tourism returning, and growing premiumization trends. While the financial impact of COVID-19 on our business is difficult to measure, we believe the timing and pace of global vaccination rates, governmental actions to lower or eliminate restrictions in certain economies around the world, and the post-pandemic economic recovery positively impacted our results when compared to the same period last year. We further discuss the effect of COVID-19 on our results where relevant below.

Our results during the first half of fiscal 2022 were negatively impacted by supply chain disruptions, largely related to glass supply. These disruptions impacted our finished goods inventories, along with the inventories of our distributors and retailers, and negatively affected our net sales and input costs. We further discuss the effect of supply chain disruptions on our results where relevant below.

Fiscal 2022 Year-to-Date Highlights
•We delivered reported net sales of $1.9 billion, for the six months ended October 31, 2021, an increase of 9% compared to the same period last year. This growth was driven primarily by (a) JDTW; (b) Herradura and el Jimador; (c) Woodford Reserve; (d) JD RTDs; (e) the continued international launch of JDTA; and (f) Finlandia. These gains were partially offset by the effect of acquisitions and divestitures, an estimated net decrease in distributor inventories, and lower volumes of New Mix. Supply chain disruptions had an adverse effect on year-to-date results. From a geographic perspective, emerging markets, developed international markets, and the Travel Retail channel all contributed significantly to net sales growth.
•Reported advertising expense increased 24% for the six months ended October 31, 2021, driven primarily by the cycling of a substantial reduction in promotional activity during the same period last year due to COVID-19.
•Reported SG&A expense increased 10% for the six months ended October 31, 2021, driven primarily by (a) timing of compensation related expenses, (b) accruals for non-income-based tax contingencies, and (c) the cycling of lower discretionary spend during the same period last year due to COVID-19.
•We delivered reported operating income of $611 million, for the six months ended October 31, 2021, a decrease of 15% compared to the same period last year.
•We delivered diluted earnings per share of $0.89 for the six months ended October 31, 2021, a decrease of 24% from the $1.17 reported for the same period last year, which included an estimated $0.19 per share benefit from the gain on sale of Early Times, Canadian Mist, and Collingwood brands.

Summary of Operating Performance
	Three Months Ended October 31,					Six Months Ended October 31,
(Dollars in millions)	2020	2021	Reported Change		Underlying Change[1]	2020	2021	Reported Change		Underlying Change[1]
Net sales	$985	$994	1%		7%	$1,738	$1,900	9%		12%
Cost of sales	404	404	—%		6%	692	757	9%		12%
Gross profit	581	590	2%		8%	1,046	1,143	9%		12%
Advertising	95	104	10%		9%	157	194	24%		23%
SG&A	155	165	6%		6%	303	333	10%		8%
Gain on sale of business						(127)	—	nm		n/a
Other expense (income), net	1	(1)	nm		nm	(4)	5	nm		nm
Operating income	330	322	(2%)		10%	717	611	(15%)		13%

Total operating expenses[2]	$251	$268	7%		5%	$456	$532	17%		12%

As a percentage of net sales[3]
Gross profit	59.0%	59.3%	0.3	pp		60.2%	60.1%	(0.1)	pp
Operating income	33.5%	32.3%	(1.2)	pp		41.2%	32.1%	(9.1)	pp
Non-operating postretirement expense	$2	$2	(13%)			$3	$2	(40%)
Interest expense, net	$19	$19	(2%)			$39	$39	(1%)
Effective tax rate	22.1%	21.6%	(0.5)	pp		16.4%	24.9%	8.5	pp
Diluted earnings per share	$0.50	$0.49	(2%)			$1.17	$0.89	(24%)
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
Fiscal 2022 Outlook
Below we discuss our updated outlook for fiscal 2022, reflecting the trends, developments, and uncertainties we expect to affect our business. This updated outlook revises certain aspects of the fiscal 2022 outlook included in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our first quarter 2022 Form 10-Q. When we provide guidance for underlying change for certain measures of the statements of operations, we do not provide guidance for the corresponding GAAP change because the GAAP measure will include items that are difficult to quantify or predict with reasonable certainty, including the estimated net change in distributor inventories and foreign exchange, each of which could have a significant impact to our GAAP income statement measures.
•Underlying net sales. While volatility and uncertainty persists in the operating environment due to COVID-19 and supply chain disruptions, we remain confident in our growth momentum and have revised our full year underlying net sales outlook from mid-single digit growth to high-single digit growth.
Currently, we are managing through the impact of global supply chain disruptions, including glass supply, and have deployed a number of risk mitigation strategies to address the various constraints on our business. While we expect supply chain disruptions to persist throughout the fiscal year, we believe the impact will become less significant in the second half of the year.
•Reported gross margin. We continue to expect reported gross margin to be flat or slightly down for the full year compared to fiscal 2021, reflecting the unfavorable impacts of supply chain disruptions, higher input costs related to commodity prices, and higher transportation costs. Our outlook reflects the modest positive impact of the January 1, 2022 suspension of tariffs on American whiskey exports to the European Union.
•Underlying operating expenses. Considering the revised underlying net sales outlook and our intent to align advertising investment growth with underlying net sales growth, we have revised our underlying operating expense expectation from mid-single digit growth to high-single digit growth for the full year.
•Underlying operating income. As a result of the above factors, we now expect high-single digit underlying operating income growth for the full year.

•Effective tax rate. Our effective tax rate outlook continues to be in the range of approximately 22-23%.

We continue to anticipate that our quarterly results will be volatile for the remainder of fiscal 2022, particularly underlying advertising expense and underlying operating income, as a result of the unusual comparisons to last year.

Results of Operations – Fiscal 2022 Year-to-Date Highlights
Market Highlights
The following table provides supplemental information for our largest markets. We discuss results of the markets most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the six months ended October 31, 2021, compared to the same period last year.

Top Markets[1]
Six months ended October 31, 2021	Net Sales % Change vs. 2021
Geographic area[2]	Reported	Acquisitions and Divestitures	Foreign Exchange	Est. Net Chg in Distributor Inventories	Underlying[3]
United States	—%	3%	—%	3%	6%
Developed International	14%	—%	—%	(2%)	12%
Australia	6%	—%	(1%)	—%	4%
Germany	18%	—%	—%	—%	18%
United Kingdom	10%	—%	3%	(1%)	13%
France	4%	—%	(1%)	—%	4%
Canada	(14%)	1%	(5%)	21%	3%
Rest of Developed International	36%	2%	(2%)	(14%)	22%
Emerging	26%	—%	(2%)	—%	25%
Mexico	9%	—%	(9%)	—%	1%
Poland	3%	—%	(1%)	—%	2%
Brazil	31%	—%	(1%)	13%	43%
Russia	26%	—%	(11%)	7%	22%
Rest of Emerging	50%	—%	4%	(5%)	49%
Travel Retail	38%	3%	(2%)	26%	64%
Non-branded and bulk	18%	1%	—%	—%	18%
Total	9%	2%	(1%)	2%	12%
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

Net sales growth for some of the markets discussed below was positively impacted by comparisons against COVID-19 related declines during the same period last year. See “Overview” above for more information.
United States
•United States. Reported net sales were flat compared to the same period last year.
Positive growth contributions were led by (a) JDTW, fueled by higher volumes and a favorable channel mix shift to the on- premise channel; (b) our premium bourbons; and (c) our tequilas, due to higher volumes of Herradura and el Jimador.
These growth contributions were offset by an estimated net decrease in distributor inventories, the effect of acquisitions and divestitures, and lower volumes in the off-premise channel due to difficult comparisons to the same period last year. Supply chain disruptions had an adverse effect on year-to-date results.
Developed International
•Australia. Reported net sales increased 6% driven by favorable price/mix and the positive effect of foreign exchange, partially offset by lower volumes of JD RTDs due to difficult comparisons to the same period last year.
•Germany. Reported net sales increased 18% fueled by volumetric gains of JDTW and JD RTDs.

•United Kingdom. Reported net sales increased 10% driven primarily by higher volumes of JDTW, Chambord, and JD RTDs. These gains were partially offset by the negative effect of foreign exchange. Supply chain disruptions had an adverse effect on year-to-date results.
•France. Reported net sales increased 4% driven by higher volumes of JDTH and JDTW. Supply chain disruptions had an adverse effect on year-to-date results.
•Rest of Developed International. Reported net sales increased 36% driven by broad-based growth led by Korea and Spain, fueled by higher JDTW volumes, along with an estimated net increase in distributor inventories.
Emerging
•Mexico. Reported net sales increased 9% driven primarily by the positive effect of foreign exchange and the growth of Herradura, partially offset by lower volumes of New Mix reflecting difficult comparisons as a result of the temporary supply disruption of the beer industry in Mexico during the first quarter of fiscal 2021 due to COVID-19 related shutdowns. Supply chain disruptions had an adverse effect on year-to-date results.
•Poland. Reported net sales increased 3% driven primarily by favorable price/mix of Finlandia, largely offset by lower volumes of JDTW. Supply chain disruptions had an adverse effect on year-to-date results.
•Brazil. Reported net sales increased 31% fueled by the launch of JDTA, higher volumes of JDTW, and volumetric growth of JDTH, partially offset by an estimated net decrease in distributor inventories. Supply chain disruptions had an adverse effect on year-to-date results.
•Russia. Reported net sales increased 26% driven by higher Finlandia and JDTW volumes along with the positive effect of foreign exchange, partially offset by an estimated net decrease in distributor inventories.
•Rest of Emerging. Reported net sales increased 50% driven primarily by (a) JDTW gains, led by Turkey, sub-Saharan Africa, and Chile; (b) volumetric growth of JDTH, led by Chile; and (c) an estimated net increase in distributor inventories. This growth was partially offset by the negative effect of foreign exchange.
Travel Retail
•Travel Retail. Reported net sales increased 38% driven primarily by higher volumes across much of our portfolio, partially offset by unfavorable price/mix and an estimated net decrease in distributor inventories.

Brand Highlights
The following table provides supplemental information for our largest brands. We discuss results of the brands most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the six months ended October 31, 2021, compared to the same period last year.

Major Brands
Six months ended October 31, 2021	Volumes	Net Sales % Change vs 2021
Product category / brand family / brand[1]	9L Depletions[1,3]	Reported	Acquisitions and Divestitures	Foreign Exchange	Est. Net Chg in Distributor Inventories	Underlying[2]
Whiskey	9%	8%	2%	—%	2%	12%
Jack Daniel’s family of brands	8%	9%	—%	—%	2%	11%
JDTW	12%	14%	—%	—%	—%	15%
JD RTD/RTP	5%	4%	—%	(2%)	4%	6%
JDTH	6%	(4%)	—%	—%	10%	6%
Gentleman Jack	(4%)	(10%)	—%	—%	7%	(3%)
JDTF	(4%)	(5%)	—%	—%	1%	(4%)
JDTA	39%	55%	—%	2%	(26%)	30%
Other Jack Daniel’s whiskey brands	3%	7%	—%	(1%)	3%	10%
Woodford Reserve	18%	10%	—%	—%	7%	17%
Tequila	(16%)	16%	—%	(4%)	4%	16%
Herradura	43%	41%	—%	(3%)	8%	46%
el Jimador	15%	15%	—%	(2%)	6%	19%
Wine	3%	9%	—%	—%	(7%)	2%
Vodka (Finlandia)	14%	26%	—%	(3%)	(2%)	21%
Rest of Portfolio	14%	22%	(4%)	9%	(7%)	20%
Non-branded and bulk	NA	18%	1%	—%	—%	18%
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
Whiskey
•Jack Daniel’s family of brands. Reported net sales increased 9% fueled by JDTW, higher volumes of JD RTDs and JDTH, and the continued international launch of JDTA. These gains were partially offset by an estimated net decrease in distributor inventories. Supply chain disruptions had an adverse effect on year-to-date results.
•JDTW. Reported net sales increased 14% driven primarily by (a) broad-based volume growth in the United States, emerging markets, and developed international markets; and (b) a favorable channel mix shift to the on-premise channel, primarily in the United States. Supply chain disruptions had an adverse effect on year-to-date results.
•JD RTD/RTP. Reported net sales increased 4% driven primarily by higher volumes in Germany and the United Kingdom along with the positive effect of foreign exchange, partially offset by an estimated net decrease in distributor inventories.
•JDTH. Reported net sales decreased 4% driven by an estimated net decrease in distributor inventories and declines in the United States due to difficult comparisons to the same period last year. These declines were partially offset by broad-based volumetric gains in our international markets, led by Chile, Korea, and Brazil. Supply chain disruptions had an adverse effect on year-to-date results.
•JDTA. Reported net sales increased 55% fueled by the brand’s continued international launch in Brazil and Chile along with an estimated net increase in distributor inventories.
•Woodford Reserve. Reported net sales increased 10% driven by volumetric growth in the United States and Travel Retail, partially offset by an estimated net decrease in distributor inventories. Supply chain disruptions had an adverse effect on year-to-date results.
Tequila
•Herradura. Reported net sales increased 41% driven by increased volumes in the United States and Mexico and the positive effect of foreign exchange, partially offset by an estimated net decrease in distributor inventories.
•el Jimador. Reported net sales increased 15% due to broad-based volume growth led by the United States and the United Kingdom and the positive effect of foreign exchange, partially offset by an estimated net decrease in distributor inventories.
•Rest of Tequila. Reported net sales decreased 10% due to lower volumes of New Mix reflecting difficult comparisons as a result of the temporary supply disruption of the beer industry during the first quarter of fiscal 2021 related to COVID-19. These declines were partially offset by favorable price/mix and the positive effect of foreign exchange.
Wine
•Wine. Reported net sales increased 9% driven by an estimated net increase in distributor inventories and higher volumes of Sonoma-Cutrer.
Vodka
•Finlandia. Reported net sales increased 26% driven by broad-based volume growth, primarily in emerging markets and Travel Retail, and favorable price/mix.
Rest of Portfolio
•Rest of Portfolio. Reported net sales increased 22% driven by higher volumes of Chambord, and an estimated net increase in distributor inventories, partially offset by the negative effect of foreign exchange.

Year-Over-Year Period Comparisons

Net sales growth for certain markets and brands was positively impacted by comparisons against COVID-19 related declines during the same period last year. See “Overview” above for more information.

Net Sales
Percentage change versus the prior year period ended October 31	3 Months	6 Months
Change in reported net sales	1%	9%
Acquisitions and divestitures	2%	2%
Foreign exchange	(1%)	(1%)
Estimated net change in distributor inventories	5%	2%
Change in underlying net sales	7%	12%
Note: Results may differ due to rounding
For the three months ended October 31, 2021, reported net sales were $994 million, an increase of $9 million, or 1%, compared to the same period last year. This growth was driven primarily by (a) JDTW; (b) Herradura and el Jimador; (c) JD RTDs; and (d) Finlandia. These gains were largely offset by an estimated net decrease in distributor inventories and the effect of acquisitions and divestitures. Supply chain disruptions had an adverse effect on quarter-to-date results.
For the six months ended October 31, 2021, reported net sales were $1.9 billion, an increase of $162 million, or 9%, compared to the same period last year. This growth was driven primarily by (a) JDTW; (b) Herradura and el Jimador; (c) Woodford Reserve; (d) JD RTDs; (e) the continued international launch of JDTA; and (f) Finlandia. These gains were partially offset by the effect of acquisitions and divestitures, an estimated net decrease in distributor inventories, and lower volumes of New Mix. Supply chain disruptions had an adverse effect on year-to-date results. See “Results of Operations - Fiscal 2022 Year-to-Date Highlights” above for further details on net sales for the six months ended October 31, 2021.

Cost of Sales
Percentage change versus the prior year period ended October 31	3 Months	6 Months
Change in reported cost of sales	—%	9%
Acquisitions and divestitures	3%	3%
Estimated net change in distributor inventories	3%	—%
Change in underlying cost of sales	6%	12%
Note: Results may differ due to rounding
For the three months ended October 31, 2021, reported cost of sales were flat compared to the same period last year as higher volumes of JDTW, JD RTDs, and Finlandia were offset by an estimated net decrease in distributor inventories and the effect of acquisitions and divestitures.
For the six months ended October 31, 2021, reported cost of sales were $0.8 billion, an increase of $65 million, or 9%, compared to the same period last year. This growth was driven by unfavorable cost/mix which reflects a shift in portfolio mix toward our higher-cost brands along with higher input costs related to agave and the impact of supply chain disruptions, partially offset by the effect of acquisitions and divestitures.

Gross Profit
Percentage change versus the prior year period ended October 31	3 Months	6 Months
Change in reported gross profit	2%	9%
Acquisitions and divestitures	1%	1%
Foreign exchange	(1%)	(1%)
Estimated net change in distributor inventories	7%	3%
Change in underlying gross profit	8%	12%
Note: Results may differ due to rounding

Gross Margin
For the period ended October 31	3 months	6 Months
Prior year gross margin	59.0%	60.2%
Price/mix	(0.9)%	(0.1)%
Cost/mix	0.4%	(0.4)%
Acquisitions and divestitures	0.5%	0.4%
Foreign exchange	0.3%	—%
Change in gross margin	0.3%	(0.1%)
Current year gross margin	59.3%	60.1%
Note: Results may differ due to rounding	—	—
For the three months ended October 31, 2021, reported gross profit of $590 million increased $9 million, or 2%, compared to the same period last year. For the three months ended October 31, 2021, gross margin increased 0.3 percentage points percent to 59.3% from 59.0% in the same period last year. The increase in gross margin was driven by the effect of acquisitions and divestitures, favorable cost/mix, and the positive effect of foreign exchange, partially offset by unfavorable price/mix.
For the six months ended October 31, 2021, reported gross profit of $1.1 billion increased $97 million, or 9%, compared to the same period last year. Gross margin for the six months ended October 31, 2021, decreased 0.1 percentage points to 60.1% from 60.2% in the same period last year. The decrease in gross margin was driven primarily by unfavorable cost/mix, largely offset by the effect of acquisitions and divestitures.

Operating Expenses
Percentage change versus the prior year period ended October 31
3 Months	Reported	Impairment Charges	Foreign Exchange	Underlying
Advertising	10%	—%	(1%)	9%
SG&A	6%	—%	—%	6%
Total operating expenses[1]	7%	(1%)	—%	5%

6 Months
Advertising	24%	—%	(1%)	23%
SG&A	10%	—%	(2%)	8%
Total operating expenses[1]	17%	(2%)	(3%)	12%
Note: Results may differ due to rounding
[1]Total operating expenses include advertising expense, SG&A expense, and other expense (income), net.
For the three months ended October 31, 2021, reported operating expenses totaled $268 million, an increase of $17 million, or 7%, compared to the same period last year.
•Reported advertising expense increased 10% for the three months ended October 31, 2021 driven primarily by the cycling of a substantial reduction in promotional activity during the same period last year due to COVID-19.
•Reported SG&A expense increased 6% for the three months ended October 31, 2021 driven primarily by the cycling of lower discretionary spend during the same period last year due to COVID-19 and the timing of compensation related expenses.
For the six months ended October 31, 2021, reported operating expenses totaled $532 million, an increase of $76 million, or 17%, compared to the same period last year.
•Reported advertising expense increased 24% for the six months ended October 31, 2021 driven primarily by the cycling of a substantial reduction in promotional activity during the same period last year due to COVID-19.
•Reported SG&A expense increased 10% for the six months ended October 31, 2021 driven primarily by (a) timing of compensation related expenses, (b) accruals for non-income-based tax contingencies, and (c) the cycling of lower discretionary spend during the same period last year due to COVID-19.

Operating Income
Percentage change versus the prior year period ended October 31	3 Months	6 Months
Change in reported operating income	(2%)	(15%)
Acquisitions and divestitures	1%	20%
Impairment charges	1%	1%
Foreign exchange	(2%)	1%
Estimated net change in distributor inventories	12%	5%
Change in underlying operating income	10%	13%
Note: Results may differ due to rounding
For the three months ended October 31, 2021, reported operating income totaled $322 million, a decrease of $8 million, or 2%, compared to the same period last year. Operating margin decreased 1.2 percentage points percent to 32.3%, from 33.5% in the same period last year.
For the six months ended October 31, 2021, reported operating income totaled $611 million, a decrease of $106 million, or 15%, compared to the same period last year. For the six months ended October 31, 2021, operating margin decreased 9.1 percentage points to 32.1% from 41.2% in the same period last year. The effect of acquisitions and divestitures (primarily the fiscal 2021 gain on sale of Early Times, Canadian Mist, and Collingwood) contributed 7.3 percentage points to this decrease.
The effective tax rate for the three months ended October 31, 2021, was 21.6% compared to 22.1% for the same period last year. The decrease in our effective tax rate is driven primarily by the recognition of the tax effects of intercompany profit eliminations and the tax impacts from our foreign operations.
The effective tax rate for the six months ended October 31, 2021, was 24.9% compared to 16.4% for the same period last year. The increase in our effective rate is primarily due to a deferred tax benefit recognized in the prior year related to an intercompany transfer of assets, the tax effects of intercompany profit eliminations, increased true ups of prior year tax liabilities, and the impact of current year changes in tax laws in certain foreign and state jurisdictions.
Diluted earnings per share of $0.49 in the three months ended October 31, 2021, decreased 2% from the $0.50 reported for the same period last year due to the decline in operating income. Diluted earnings per share of $0.89 for the six months ended October 31, 2021, decreased 24% from the $1.17 reported for the same period last year, which includes an estimated $0.19 per share benefit from the gain on sale of Early Times, Canadian Mist, and Collingwood.

Liquidity and Financial Condition
Cash flows. Cash and cash equivalents decreased $77 million during the six months ended October 31, 2021. Cash provided by operations of $335 million was up $52 million from the same period last year, reflecting improved operating results.
The impact of investing activities on cash and cash equivalents was a decrease of $35 million for the six months ended October 31, 2021, compared to an increase of $147 million for the same period last year. The $182 million change largely reflects the proceeds of $177 million received in the prior-year period from our divestiture of the Early Times, Canadian Mist, and Collingwood brands and related assets.
Cash used for financing activities was $362 million during the six months ended October 31, 2021, compared to $155 million for the same period last year. The $207 million increase largely reflects a $210 million increase in net repayments of short-term borrowings.
The impact on cash and cash equivalents as a result of exchange rate changes was a decrease of $15 million for the six months ended October 31, 2021, compared to an increase of $14 million for the same period last year.
Liquidity. We generate strong cash flows from operations, which enable us to meet current obligations, fund capital expenditures, pay regular dividends, and return cash to our stockholders from time to time through share repurchases and special dividends. We believe our investment-grade credit ratings (A1 by Moody’s and A- by Standard & Poor’s) provide us with financial flexibility when accessing global debt capital markets and allow us to reserve adequate debt capacity for investment opportunities and unforeseen events.
Cash and cash equivalents were $1,150 million at April 30, 2021, and $1,073 million at October 31, 2021. As of October 31, 2021, approximately 62% of our cash and cash equivalents were held by our foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We continue to evaluate our future cash deployment and may decide to repatriate additional cash held by our foreign subsidiaries, which may require us to provide for and pay additional taxes.
We have an $800 million commercial paper program that we regularly use to fund our short-term operational needs. Please see Note 6 to the Condensed Consolidated Financial Statements for outstanding commercial paper balances, interest rates, and days to maturity at April 30, 2021, and October 31, 2021. The average balances, interest rates, and original maturities during the periods ended October 31, 2020 and 2021, are presented below.

	Three Months Average		Six Months Average
	October 31,		October 31,
(Dollars in millions)	2020	2021	2020	2021
Average commercial paper	$357	$45	$358	$117
Average interest rate	0.41%	0.17%	0.63%	0.16%
Average days to maturity at issuance	136	33	119	32
Our commercial paper program is supported by available commitments under our undrawn $800 million bank credit facility. The credit facility, which was extended for an additional year on November 10, 2021, is now scheduled to expire on November 10, 2024. Although unlikely, under extreme market conditions, one or more participating banks may not be able to fund its commitments under our credit facility. To manage this counterparty credit risk, we partner with banks that have investment grade credit ratings, limit the amount of exposure we have with each bank, and monitor the financial conditions of each bank.
While we expect to meet our planned short-term liquidity needs largely through cash generated from operations and borrowings under our commercial paper program, a sustained market deterioration resulting in declines in net sales and profit could require us to evaluate alternative sources of liquidity. Should we have additional liquidity needs, we believe that we could access long-term financing in the debt capital markets.
We believe our current liquidity position, supplemented by our ability to generate positive cash flows from operations in the future, and our ample debt capacity enabled by our strong short-term and long-term credit ratings, will be sufficient to meet all of our expected future financial commitments.
As announced on November 18, 2021, our Board of Directors increased the quarterly cash dividend on our Class A and Class B common stock from $0.1795 per share to $0.1885 per share. The quarterly cash dividend is payable on December 28, 2021, to stockholders of record on December 3, 2021.
In addition, the Board declared a special cash dividend of $1.00 per share on our Class A and Class B common stock. The special cash dividend is payable on December 29, 2021, to stockholders of record on December 9, 2021.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
The following documents are filed with this report:

Exhibit Index
31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (not considered to be filed).
101	The following materials from Brown-Forman Corporation's Quarterly Report on Form 10-Q for the quarter ended October 31, 2021, in Inline XBRL (eXtensible Business Reporting Language) format: (a) Condensed Consolidated Statements of Operations, (b) Condensed Consolidated Statements of Comprehensive Income, (c) Condensed Consolidated Balance Sheets, (d) Condensed Consolidated Statements of Cash Flows, and (e) Notes to the Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File in Inline XBRL format (included in Exhibit 101).
The following document has been previously filed:

Exhibit Index
10.1
Amendment No. 1 to Amended and Restated Five-Year Credit Agreement, dated as of November 10, 2021, among Brown-Forman Corporation, U.S. Bank National Association, as Administrative Agent, and the other lenders party thereto, incorporated by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 8-K filed on November 12, 2021 (File No. 001-00123).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN-FORMAN CORPORATION
(Registrant)

Date:	December 8, 2021	By:	/s/ Leanne D. Cunningham
Leanne D. Cunningham
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)