Form 10-Q
period 2022-01-31
BROWN FORMAN CORP
filed 2022-03-03
CIK 14693

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: February 28, 2022

Class A Common Stock (voting), $0.15 par value	169,175,352
Class B Common Stock (nonvoting), $0.15 par value	309,795,475

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2021	2022	2021	2022
Sales	$1,222	$1,365	$3,481	$3,831
Excise taxes	311	328	832	894
Net sales	911	1,037	2,649	2,937
Cost of sales	361	415	1,053	1,172
Gross profit	550	622	1,596	1,765
Advertising expenses	121	117	278	311
Selling, general, and administrative expenses	157	162	460	495
Gain on sale of business	—	—	(127)	—
Other expense (income), net	(9)	(4)	(13)	1
Operating income	281	347	998	958
Non-operating postretirement expense	1	—	4	2
Interest income	—	(1)	(1)	(3)
Interest expense	21	20	61	61
Income before income taxes	259	328	934	898
Income taxes	40	69	151	211
Net income	$219	$259	$783	$687
Earnings per share:
Basic	$0.46	$0.54	$1.64	$1.43
Diluted	$0.45	$0.54	$1.63	$1.43
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2021	2022	2021	2022
Net income	$219	$259	$783	$687
Other comprehensive income (loss), net of tax:
Currency translation adjustments	47	(27)	113	(49)
Cash flow hedge adjustments	(33)	16	(72)	40
Postretirement benefits adjustments	5	5	17	13
Net other comprehensive income (loss)	19	(6)	58	4
Comprehensive income	$238	$253	$841	$691
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions)

	April 30, 2021	January 31, 2022
Assets
Cash and cash equivalents	$1,150	$812
Accounts receivable, less allowance for doubtful accounts of $7 at April 30 and $6 at January 31	753	796
Inventories:
Barreled whiskey	1,101	1,126
Finished goods	323	302
Work in process	199	220
Raw materials and supplies	128	121
Total inventories	1,751	1,769
Other current assets	263	276
Total current assets	3,917	3,653
Property, plant and equipment, net	832	818
Goodwill	779	771
Other intangible assets	676	652
Deferred tax assets	70	67
Other assets	248	265
Total assets	$6,522	$6,226
Liabilities
Accounts payable and accrued expenses	$679	$629
Dividends payable	—	90
Accrued income taxes	34	64
Short-term borrowings	205	16
Current portion of long-term debt	—	250
Total current liabilities	918	1,049
Long-term debt	2,354	2,061
Deferred tax liabilities	169	190
Accrued pension and other postretirement benefits	219	216
Other liabilities	206	191
Total liabilities	3,866	3,707
Commitments and contingencies
Stockholders’ Equity
Common stock:
Class A, voting, $0.15 par value (170,000,000 shares authorized; 170,000,000 shares issued)	25	25
Class B, nonvoting, $0.15 par value (400,000,000 shares authorized; 314,532,000 shares issued)	47	47
Additional paid-in capital	—	3
Retained earnings	3,243	3,091
Accumulated other comprehensive income (loss), net of tax	(422)	(418)
Treasury stock, at cost (5,803,000 and 5,613,000 shares at April 30 and January 31, respectively)	(237)	(229)
Total stockholders’ equity	2,656	2,519
Total liabilities and stockholders’ equity	$6,522	$6,226
 See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Nine Months Ended
	January 31,
	2021	2022
Cash flows from operating activities:
Net income	$783	$687
Adjustments to reconcile net income to net cash provided by operations:
Gain on sale of business	(127)	—
Non-cash asset write-downs	—	9
Depreciation and amortization	58	60
Stock-based compensation expense	9	11
Deferred income tax provision (benefit)	(56)	(3)
Other, net	(15)	15
Changes in assets and liabilities, excluding the effects of sale of business:
Accounts receivable	(219)	(59)
Inventories	(14)	(33)
Other current assets	30	—
Accounts payable and accrued expenses	68	(32)
Accrued income taxes	16	30
Other operating assets and liabilities	39	(2)
Cash provided by operating activities	572	683
Cash flows from investing activities:
Proceeds from sale of business	177	—
Proceeds from sale of property, plant, and equipment	—	2
Acquisition of business, net of cash acquired	(14)	—
Additions to property, plant, and equipment	(41)	(62)
Computer software expenditures	(2)	(3)
Cash provided by (used for) investing activities	120	(63)
Cash flows from financing activities:
Proceeds from short-term borrowings, maturities greater than 90 days	344	—
Repayments of short-term borrowings, maturities greater than 90 days	(342)	—
Net change in short-term borrowings, maturities of 90 days or less	(25)	(181)
Payments of withholding taxes related to stock-based awards	(18)	(8)
Dividends paid	(253)	(741)
Cash used for financing activities	(294)	(930)
Effect of exchange rate changes on cash and cash equivalents	33	(28)
Net increase (decrease) in cash and cash equivalents	431	(338)
Cash and cash equivalents, beginning of period	675	1,150
Cash and cash equivalents, end of period	$1,106	$812
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

The following table presents information concerning basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions, except per share amounts)	2021	2022	2021	2022
Net income available to common stockholders	$219	$259	$783	$687
Share data (in thousands):
Basic average common shares outstanding	478,599	478,887	478,471	478,844
Dilutive effect of stock-based awards	2,237	1,680	2,194	1,755
Diluted average common shares outstanding	480,836	480,567	480,665	480,599

Basic earnings per share	$0.46	$0.54	$1.64	$1.43
Diluted earnings per share	$0.45	$0.54	$1.63	$1.43

We excluded common stock-based awards for approximately 298,000 shares and 789,000 shares from the calculation of diluted earnings per share for the three months ended January 31, 2021 and 2022, respectively. We excluded common stock-based awards for approximately 211,000 shares and 623,000 shares from the calculation of diluted earnings per share for the nine months ended January 31, 2021 and 2022, respectively. We excluded those awards because they were not dilutive for those periods under the treasury stock method.

3.    Inventories
We value some of our consolidated inventories, including most of our U.S. inventories, at the lower of cost, using the last-in, first-out (LIFO) method or market value. If the LIFO method had not been used, inventories at current cost would have been $353 million higher than reported as of April 30, 2021, and $388 million higher than reported as of January 31, 2022. Changes in the LIFO valuation reserve for interim periods are based on an allocation of the projected change for the entire fiscal year, recognized proportionately over the remainder of the fiscal year.

4.    Goodwill and Other Intangible Assets
The following table shows the changes in goodwill (which includes no accumulated impairment losses) and other intangible assets during the nine months ended January 31, 2022:

(Dollars in millions)	Goodwill	Other Intangible Assets
Balance at April 30, 2021	$779	$676
Foreign currency translation adjustment	(8)	(24)
Balance at January 31, 2022	$771	$652

Our other intangible assets consist of trademarks and brand names, all with indefinite useful lives.

5.    Commitments and Contingencies
We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe it is reasonably possible that these existing loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies were recorded as of January 31, 2022.

We have guaranteed the repayment by a third-party importer of its obligation under a bank credit facility that it uses in connection with its importation of our products in Russia. If the importer were to default on that obligation, which we believe is unlikely, our maximum possible exposure under the existing terms of the guaranty would be approximately $11 million (subject to changes in foreign currency exchange rates). Both the fair value and carrying amount of the guaranty are insignificant. As of January 31, 2022, our actual exposure under the guaranty of the importer’s obligation was approximately $4 million. We also have accounts receivable from that importer of approximately $9 million at January 31, 2022, which we expect to collect in full. Based on the financial support we provide to the importer, we believe it meets the definition of a variable interest entity. However, because we do not control this entity, it is not included in our consolidated financial statements.

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

Since it was raised, we have disputed Bacardi’s claim of commercial agency compensation and issued a demand that Bacardi adhere to the dispute resolution process mandated by the Agreement. The ruling for the Commercial Court Action was issued on May 19, 2021, in which the Court declined to order Bacardi to return the amounts withheld pending the outcome of the Arbitration. The Arbitration took place the week of July 12, 2021, and the decision was rendered December 8, 2021. The decision confirmed that Bacardi was not entitled to compensation as a commercial agent but was awarded an immaterial amount for its work in winding up the business. In December 2021, Bacardi remitted £47 million related to this matter.

6.    Debt
Our long-term debt (net of unamortized discount and issuance costs) consists of:

(Principal and carrying amounts in millions)	April 30, 2021	January 31, 2022
2.250% senior notes, $250 principal amount, due January 15, 2023	$249	$250
3.500% senior notes, $300 principal amount, due April 15, 2025	298	298
1.200% senior notes, €300 principal amount, due July 7, 2026	362	333
2.600% senior notes, £300 principal amount, due July 7, 2028	415	399
4.000% senior notes, $300 principal amount, due April 15, 2038	294	295
3.750% senior notes, $250 principal amount, due January 15, 2043	248	248
4.500% senior notes, $500 principal amount, due July 15, 2045	488	488
	2,354	2,311
Less current portion	—	250
	$2,354	$2,061
Our short-term borrowings of $205 million as of April 30, 2021 included of $195 million of borrowings under our commercial paper program. There were no borrowings under that program as of January 31, 2022.

(Dollars in millions)	April 30, 2021	January 31, 2022
Commercial paper	$195	$—
Average interest rate	0.16%	—%
Average remaining days to maturity	24	0

7.    Stockholders’ Equity
The following table shows the changes in stockholders’ equity by quarter during the nine months ended January 31, 2021:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2020	$25	$47	$—	$2,708	$(547)	$(258)	$1,975
Net income				324			324
Net other comprehensive income (loss)					24		24
Declaration of cash dividends				(167)			(167)
Stock-based compensation expense			3				3
Stock issued under compensation plans						10	10
Loss on issuance of treasury stock issued under compensation plans			(3)	(16)			(19)
Balance at July 31, 2020	25	47	—	2,849	(523)	(248)	2,150
Net income				240			240
Net other comprehensive income (loss)					15		15
Stock-based compensation expense			3				3
Stock issued under compensation plans						5	5
Loss on issuance of treasury stock issued under compensation plans			(3)	(7)			(10)
Balance at October 31, 2020	25	47	—	3,082	(508)	(243)	2,403
Net income				219			219
Net other comprehensive income (loss)					19		19
Declaration of cash dividends				(172)			(172)
Stock-based compensation expense			3				3
Stock issued under compensation plans						3	3
Loss on issuance of treasury stock issued under compensation plans			(3)	(4)			(7)
Balance at January 31, 2021	$25	$47	$—	$3,125	$(489)	$(240)	$2,468

The following table shows the changes in stockholders’ equity by quarter during the nine months ended January 31, 2022:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2021	$25	$47	$—	$3,243	$(422)	$(237)	$2,656
Net income				192			192
Net other comprehensive income (loss)					8		8
Declaration of cash dividends				(172)			(172)
Stock-based compensation expense			4				4
Stock issued under compensation plans						5	5
Loss on issuance of treasury stock issued under compensation plans			(2)	(8)			(10)
Balance at July 31, 2021	25	47	2	3,255	(414)	(232)	2,683
Net income				236			236
Net other comprehensive income (loss)					2		2
Stock-based compensation expense			3				3
Stock issued under compensation plans						1	1
Loss on issuance of treasury stock issued under compensation plans			(2)				(2)
Balance at October 31, 2021	25	47	3	3,491	(412)	(231)	2,923
Net income				259			259
Net other comprehensive income (loss)					(6)		(6)
Declaration of cash dividends				(659)			(659)
Stock-based compensation expense			4				4
Stock issued under compensation plans						2	2
Loss on issuance of treasury stock issued under compensation plans			(4)				(4)
Balance at January 31, 2022	$25	$47	$3	$3,091	$(418)	$(229)	$2,519

The following table shows the change in each component of accumulated other comprehensive income (AOCI), net of tax, during the nine months ended January 31, 2022:

(Dollars in millions)	Currency Translation Adjustments	Cash Flow Hedge Adjustments	Postretirement Benefits Adjustments	Total AOCI
Balance at April 30, 2021	$(179)	$(16)	$(227)	$(422)
Net other comprehensive income (loss)	(49)	40	13	4
Balance at January 31, 2022	$(228)	$24	$(214)	$(418)

The following table shows the cash dividends declared per share on our Class A and Class B common stock during the nine months ended January 31, 2022:

Declaration Date	Record Date	Payable Date	Amount per Share
May 27, 2021	June 8, 2021	July 1, 2021	$0.1795
July 22, 2021	September 3, 2021	October 1, 2021	$0.1795
November 18, 2021	December 3, 2021	December 28, 2021	$0.1885
November 18, 2021	December 9, 2021	December 29, 2021	$1.0000
January 25, 2022	March 8, 2022	April 1, 2022	$0.1885

8.    Net Sales
The following table shows our net sales by geography:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions)	2021	2022	2021	2022
United States	$425	$488	$1,334	$1,400
Developed International[1]	292	318	789	884
Emerging[2]	171	196	438	533
Travel Retail[3]	12	25	47	74
Non-branded & bulk[4]	11	10	41	46
Total	$911	$1,037	$2,649	$2,937

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
4Includes net sales of used barrels, bulk whiskey and wine, and contract bottling regardless of customer location.

The following table shows our net sales by product category:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions)	2021	2022	2021	2022
Whiskey[1]	$731	$835	$2,101	$2,309
Tequila[2]	72	90	224	266
Wine[3]	50	54	162	176
Vodka[4]	26	29	71	86
Non-branded and bulk[5]	11	10	41	46
Rest of portfolio	21	19	50	54
Total	$911	$1,037	$2,649	$2,937

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

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions)	2021	2022	2021	2022
Pension Benefits:
Service cost	$7	$7	$20	$20
Interest cost	6	5	19	16
Expected return on plan assets	(12)	(11)	(35)	(34)
Amortization of:
Prior service cost (credit)	—	—	1	1
Net actuarial loss	7	6	20	18
Settlement charge	—	—	—	1
Net cost	$8	$7	$25	$22

Other Postretirement Benefits:
Service cost	$—	$—	$1	$1
Interest cost	1	—	1	1
Amortization of prior service cost (credit)	(1)	—	(2)	(1)
Net cost	$—	$—	$—	$1

10.    Income Taxes
Our consolidated interim effective tax rate is based on our expected annual operating income, statutory tax rates, and income tax laws in the various jurisdictions where we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the fiscal quarter in which the related event or a change in judgment occurs. The expected effective tax rate on ordinary income for the fiscal year is 22.7%, which is greater than the U.S. federal statutory rate of 21.0%, due to (a) state income taxes, (b) the effects of foreign operations, (c) the tax effects of prior intercompany sales of inventory that are recognized at tax rates higher than current statutory tax rates and (d) the impact of intercompany profit elimination on the foreign derived intangible income deduction.

The effective tax rate of 23.4% for the nine months ended January 31, 2022, is higher than the expected tax rate of 22.7% on ordinary income for the full fiscal year, primarily due to the true-up of prior-year deferred tax liabilities and the impact of tax rate changes enacted in certain foreign jurisdictions, partially offset by the excess tax benefits related to stock-based compensation. The 23.4% effective tax rate for the nine months ended January 31, 2022, is higher than the effective tax rate of 16.2% for the same period last year, primarily due to (a) the absence of a deferred tax benefit recognized in the prior-year period related to an intercompany transfer of assets, (b) the impact of prior intercompany sales taxed at rates higher than current statutory tax rates, (c) the impact of the intercompany profit eliminations on the foreign derived intangible income deduction, and (d) increased true-ups of prior-year tax liabilities.

We continue to assert that the undistributed earnings of most of our foreign subsidiaries are reinvested indefinitely outside the United States. Therefore, no income taxes have been provided for any outside basis differences inherent in these subsidiaries other than those that were subject to the one-time repatriation tax. We previously changed our indefinite reinvestment assertion with respect to current year earnings and prior-year undistributed earnings for select foreign subsidiaries (but not for their outside basis differences). We have accrued applicable taxes for select entities which are not currently reinvested. No further changes have been made to our indefinite reinvestment assertion.

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

Some of our currency derivatives are not designated as hedges because we use them to partially offset the immediate earnings impact of changes in foreign currency exchange rates on existing assets or liabilities. We immediately recognize the change in fair value of these contracts in earnings.

We had outstanding currency derivatives, related primarily to our euro, British pound, and Australian dollar exposures, with notional amounts for all hedged currencies totaling $1,218 million at April 30, 2021, and $860 million at January 31, 2022. The maximum term of outstanding derivative contracts was approximately 36 months at both April 30, 2021, and January 31, 2022.

We also use foreign currency-denominated debt instruments to help manage our foreign currency exchange rate risk. We designate a portion of those debt instruments as net investment hedges, which are intended to mitigate foreign currency exposure related to non-U.S. dollar net investments in certain foreign subsidiaries. Any change in value of the designated portion of the hedging instruments is recorded in AOCI, offsetting the foreign currency translation adjustment of the related net investments that is also recorded in AOCI. The amount of foreign currency-denominated debt instruments designated as net investment hedges was $680 million at April 30, 2021, and $676 million at January 31, 2022.

At inception, we expect each financial instrument designated as a hedge to be highly effective in offsetting the financial exposure it is designed to mitigate. We also assess the effectiveness on an ongoing basis. If determined to be no longer highly effective, designation and accounting for the instrument as a hedge would be discontinued.

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

The following tables present the pre-tax impact that changes in the fair value of our derivative instruments and non-derivative hedging instruments had on AOCI and earnings:

		Three Months Ended
		January 31,
(Dollars in millions)	Classification	2021	2022
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$(39)	$23
Net gain (loss) reclassified from AOCI into earnings	Sales	4	2
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Sales	$(6)	$5
Net gain (loss) recognized in earnings	Other income (expense), net	4	(1)
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	$(33)	$17

Total amounts presented in the accompanying condensed consolidated statements of operations for line items affected by the net gains (losses) shown above:
Sales		$1,222	$1,365
Other income (expense), net		9	4

		Nine Months Ended
		January 31,
(Dollars in millions)	Classification	2021	2022
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$(73)	$53
Net gain (loss) reclassified from AOCI into earnings	Sales	21	1
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Sales	$(11)	$8
Net gain (loss) recognized in earnings	Other income (expense), net	15	(1)
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	$(66)	$38

Total amounts presented in the accompanying condensed consolidated statements of operations for line items affected by the net gains (losses) shown above:
Sales		$3,481	$3,831
Other income (expense), net		13	(1)
We expect to reclassify $15 million of deferred net gains on cash flow hedges recorded in AOCI as of January 31, 2022, to earnings during the next 12 months. This reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur.

The following table presents the fair values of our derivative instruments:

		April 30, 2021		January 31, 2022
(Dollars in millions)	Classification	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Designated as cash flow hedges:
Currency derivatives	Other current assets	$4	$(2)	$21	$(3)
Currency derivatives	Other assets	—	—	13	(1)
Currency derivatives	Accrued expenses	4	(18)	—	(1)
Currency derivatives	Other liabilities	1	(18)	—	—
Not designated as hedges:
Currency derivatives	Other current assets	1	—	—	—
Currency derivatives	Other assets	—	—	—	—
Currency derivatives	Accrued expenses	—	—	—	(1)
Currency derivatives	Other liabilities	—	—	—	—

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

Our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. The aggregate fair value of all derivatives with creditworthiness requirements that were in a net liability position was $30 million at April 30, 2021, and $2 million at January 31, 2022.

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

The following table summarizes the gross and net amounts of our derivative contracts:

(Dollars in millions)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet	Net Amounts
April 30, 2021
Derivative assets	$10	$(7)	$3	$(1)	$2
Derivative liabilities	(38)	7	(31)	1	(30)
January 31, 2022
Derivative assets	34	(4)	30	—	30
Derivative liabilities	(6)	4	(2)	—	(2)

No cash collateral was received or pledged related to our derivative contracts as of April 30, 2021, or January 31, 2022.

12.    Fair Value Measurements
The following table summarizes the assets and liabilities measured or disclosed at fair value on a recurring basis:

	April 30, 2021		January 31, 2022
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$1,150	$1,150	$812	$812
Currency derivatives	3	3	30	30
Liabilities
Currency derivatives	31	31	2	2
Short-term borrowings	205	205	16	16
Long-term debt (including current portion)	2,354	2,663	2,311	2,537

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

We measure some assets and liabilities at fair value on a nonrecurring basis. That is, we do not measure them at fair value on an ongoing basis, but we do adjust them to fair value in some circumstances (for example, when we determine that an asset is impaired). During the nine months ended January 31, 2022, we recognized non-cash impairment charges of $9 million for certain fixed assets. The impairment charges, which were based on our measurements of the estimated fair values of those assets, are categorized as Level 2 within the valuation hierarchy. The remaining carrying amount of those assets is not significant. No other material nonrecurring fair value measurements were required during the periods presented in these financial statements.

13.    Other Comprehensive Income
The following tables show the components of net other comprehensive income (loss):

	Three Months Ended			Three Months Ended
	January 31, 2021			January 31, 2022
(Dollars in millions)	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Currency translation adjustments:
Net gain (loss) on currency translation	$39	$8	$47	$(23)	$(4)	$(27)
Reclassification to earnings	—	—	—	—	—	—
Other comprehensive income (loss), net	39	8	47	(23)	(4)	(27)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	(39)	9	(30)	23	(5)	18
Reclassification to earnings[1]	(4)	1	(3)	(2)	—	(2)
Other comprehensive income (loss), net	(43)	10	(33)	21	(5)	16
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	—	—	—	—	—	—
Reclassification to earnings[2]	6	(1)	5	6	(1)	5
Other comprehensive income (loss), net	6	(1)	5	6	(1)	5

Total other comprehensive income (loss), net	$2	$17	$19	$4	$(10)	$(6)

	Nine Months Ended			Nine Months Ended
	January 31, 2021			January 31, 2022
(Dollars in millions)	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Currency translation adjustments:
Net gain (loss) on currency translation	$97	$16	$113	$(40)	$(9)	$(49)
Reclassification to earnings	—	—	—	—	—	—
Other comprehensive income (loss), net	97	16	113	(40)	(9)	(49)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	(73)	17	(56)	53	(12)	41
Reclassification to earnings[1]	(21)	5	(16)	(1)	—	(1)
Other comprehensive income (loss), net	(94)	22	(72)	52	(12)	40
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	—	—	—	(1)	—	(1)
Reclassification to earnings[2]	23	(6)	17	19	(5)	14
Other comprehensive income (loss), net	23	(6)	17	18	(5)	13

Total other comprehensive income (loss), net	$26	$32	$58	$30	$(26)	$4
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with both our unaudited Condensed Consolidated Financial Statements and related notes included in Part I, Item 1 of this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended April 30, 2021 (2021 Form 10-K). Note that the results of operations for the nine months ended January 31, 2022, are not necessarily indicative of future or annual results. In this Item, “we,” “us,” “our,” “Brown-Forman,” and the “Company” refer to Brown-Forman Corporation and its consolidated subsidiaries, collectively.

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
“Organic change” in measures of statements of operations. We present changes in certain measures, or line items, of the statements of operations that are adjusted to an “organic” basis. We use “organic change” for the following measures of the statements of operations: (a) organic net sales; (b) organic cost of sales; (c) organic gross profit; (d) organic advertising expenses; (e) organic selling, general, and administrative (SG&A) expenses; (f) organic other expense (income) net; (g) organic operating expenses1; and (h) organic operating income. To calculate these measures, we adjust, as applicable, for (1) acquisitions and divestitures, (2) foreign exchange, and (3) impairment charges. We explain these adjustments below.
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
This adjustment removes (a) transaction and integration costs related to the acquisitions and divestitures, (b) the gain on the sale of Early Times, Canadian Mist, and Collingwood brands and related assets, (c) operating activity for the non-comparable period for Early Times, Canadian Mist, and Collingwood, which is activity in the first quarter of fiscal 2021, (d) the net sales and operating expenses recognized pursuant to the TSA related to (i) contract bottling services and (ii) distribution services in certain markets, and (e) operating activity for Part Time Rangers Holdings Limited for the non-comparable period, which is primarily activity in the first two quarters of fiscal 2022. We believe that these adjustments allow for us to better understand our organic results on a comparable basis.
•“Foreign exchange.” We calculate the percentage change in certain line items of the statements of operations in accordance with GAAP and adjust to exclude the cost or benefit of currency fluctuations. Adjusting for foreign exchange allows us to understand our business on a constant-dollar basis, as fluctuations in exchange rates can distort the organic trend both positively and negatively. (In this report, “dollar” always means the U.S. dollar unless stated otherwise.) To eliminate the effect of foreign exchange fluctuations when comparing across periods, we translate current-year results at prior-year rates and remove transactional and hedging foreign exchange gains and losses from current- and prior-year periods.
•“Impairment charges.” This adjustment removes the impact of impairment charges from our results of operations. During the first three quarters of fiscal 2022, we recognized non-cash impairment charges of $9 million for certain fixed assets. We believe that this adjustment allows for us to better understand our organic results on a comparable basis. See Note 12 to the Condensed Consolidated Financial Statements for more information.
We use the non-GAAP measure “organic change”, along with other metrics, to: (a) understand our performance from period to period on a consistent basis; (b) compare our performance to that of our competitors; (c) calculate components of management incentive compensation; (d) plan and forecast; and (e) communicate our financial performance to the board of directors, stockholders, and investment community. We provide reconciliations of the “organic change” in certain line items of
1 Operating expenses include advertising expense, SG&A expense, and other expense (income), net.

the statements of operations to their nearest GAAP measures in the tables under “Results of Operations - Fiscal 2022 Year-to-Date Highlights” and “Results of Operations - Year-Over-Year Period Comparisons.” We have consistently applied the adjustments within our reconciliations in arriving at each non-GAAP measure. We believe these non-GAAP measures are useful to readers and investors because they enhance the understanding of our historical financial performance and comparability between periods.
As of the third quarter ended January 31, 2022, we changed certain non-GAAP financial measures that we have historically used. We will no longer report “underlying changes” in certain measures of the statements of operations; instead, we will now report “organic change” in certain measures of the statements of operations. “Organic change” includes all of the non-GAAP adjustments that we have historically made in adjusting GAAP to “underlying change” results, except that “organic change” does not include an adjustment for “estimated net change in distributor inventories,” which reflected the estimated net effect of changes in distributor inventories on changes in certain line items of the statements of operations. This change to our non-GAAP financial measures is in response to comments from and discussions with the Staff of the Securities and Exchange Commission.

Although we will no longer provide non-GAAP financial measures that adjust for “estimated net change in distributor inventories,” we still believe that our results are affected by changes in distributor inventories, particularly in our largest market, the United States, where the spirits industry is subject to regulations that essentially mandate a so-called “three-tier system,” with a value chain that includes suppliers, distributors and retailers. Accordingly, we will continue to provide information concerning fluctuations in distributor inventories. We believe such information is useful in understanding our performance and trends as it provides relevant information regarding customers’ demand for our products.

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
Other Metrics.
•“Shipments.” We generally record revenues when we ship or deliver our products to our customers. In this document, unless otherwise specified, we refer to shipments when discussing volume.
•“Depletions.” This is a term commonly used in the beverage alcohol industry to describe volume. Depending on the context, depletions usually means either (a) our shipments directly to retail or wholesale customers for owned distribution markets or (b) shipments from our distributor customers to retailers and wholesalers in other markets. We believe that depletions measure volume in a way that more closely reflects consumer demand than our shipments to distributor customers do.
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
•“Estimated net change in distributor inventories.” We generally recognize revenue when our products are shipped or delivered to customers. In the United States and certain other markets, our customers are distributors that sell downstream to retailers and consumers. We believe that our distributors’ downstream sales more closely reflect actual consumer demand than do our shipments to distributors. Our shipments increase distributors’ inventories, while distributors’ depletions (as described above) reduce their inventories. Therefore, it is possible that our shipments do not coincide with distributors’ downstream depletions and merely reflect changes in distributors’ inventories. Because changes in distributors’ inventories could affect our trends, we believe it is useful for investors to understand those changes in the context of our operating results.
We perform the following calculation to determine the “estimated net change in distributor inventories”:
•For both the current-year period and the comparable prior-year period, we calculate a “depletion-based” amount by (a) dividing the organic dollar amount (e.g. organic net sales) by the corresponding shipment volumes to arrive at a shipment per case amount, and (b) multiplying the resulting shipment per case amount by the corresponding depletion volumes. We subtract the year-over-year percentage change of the “depletion-based” amount from the year-over-year percentage change of the organic amount to calculate the “estimated net change in distributor inventories.”
•A positive difference is interpreted as a net increase in distributors’ inventories, which implies that organic trends could decrease as distributors’ reduce inventories; whereas, a negative difference is interpreted as a net decrease in distributors’ inventories, which implies that organic trends could increase as distributors rebuild inventories.

Important Information on Forward-Looking Statements:
This report contains statements, estimates, and projections that are “forward-looking statements” as defined under U.S. federal securities laws. Words such as “aim,” “anticipate,” “aspire,” “believe,” “can,” “continue,” “could,” “envision,” “estimate,” “expect,” “expectation,” “intend,” “may,” “might,” “plan,” “potential,” “project,” “pursue,” “see,” “seek,” “should,” “will,” “would,” and similar words indicate forward-looking statements, which speak only as of the date we make them. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. By their nature, forward-looking statements involve risks, uncertainties, and other factors (many beyond our control) that could cause our actual results to differ materially from our historical experience or from our current expectations or projections. These risks and uncertainties include, but are not limited to:

•Our substantial dependence upon the continued growth of the Jack Daniel’s family of brands
•Substantial competition from new entrants, consolidations by competitors and retailers, and other competitive activities, such as pricing actions (including price reductions, promotions, discounting, couponing, or free goods), marketing, category expansion, product introductions, or entry or expansion in our geographic markets or distribution networks
•Route-to-consumer changes that affect the timing of our sales, temporarily disrupt the marketing or sale of our products, or result in higher fixed costs

•Disruption of our distribution network or inventory fluctuations in our products by distributors, wholesalers, or retailers
•Changes in consumer preferences, consumption, or purchase patterns – particularly away from larger producers in favor of small distilleries or local producers, or away from brown spirits, our premium products, or spirits generally, and our ability to anticipate or react to them; further legalization of marijuana; shifts in consumer purchase practices; bar, restaurant, travel, or other on-premise declines; shifts in demographic or health and wellness trends; or unfavorable consumer reaction to new products, line extensions, package changes, product reformulations, or other product innovation
•Production facility, aging warehouse, or supply chain disruptions
•Imprecision in supply/demand forecasting
•Higher costs, lower quality, or unavailability of energy, water, raw materials, product ingredients, or labor
•Impact of health epidemics and pandemics, including the COVID-19 pandemic, and the risk of the resulting negative economic impact and related governmental actions
•Unfavorable global or regional economic conditions, particularly related to the COVID-19 pandemic, and related economic slowdowns or recessions, low consumer confidence, high unemployment, weak credit or capital markets, budget deficits, burdensome government debt, austerity measures, higher interest rates, higher taxes, political instability, higher inflation, deflation, lower returns on pension assets, or lower discount rates for pension obligations
•Product recalls or other product liability claims, product tampering, contamination, or quality issues
•Negative publicity related to our company, products, brands, marketing, executive leadership, employees, board of directors, family stockholders, operations, business performance, or prospects
•Failure to attract or retain key executive or employee talent
•Risks associated with acquisitions, dispositions, business partnerships, or investments – such as acquisition integration, termination difficulties or costs, or impairment in recorded value
•Risks associated with being a U.S.-based company with a global business, including commercial, political, and financial risks; local labor policies and conditions; protectionist trade policies, or economic or trade sanctions, including additional retaliatory tariffs on American whiskeys and the effectiveness of our actions to mitigate the negative impact on our margins, sales, and distributors; compliance with local trade practices and other regulations; terrorism; and health pandemics
•Failure to comply with anti-corruption laws, trade sanctions and restrictions, or similar laws or regulations
•Fluctuations in foreign currency exchange rates, particularly a stronger U.S. dollar
•Changes in laws, regulatory measures, or governmental policies – especially those that affect the production, importation, marketing, labeling, pricing, distribution, sale, or consumption of our beverage alcohol products
•Tax rate changes (including excise, corporate, sales or value-added taxes, property taxes, payroll taxes, import and export duties, and tariffs) or changes in related reserves, changes in tax rules or accounting standards, and the unpredictability and suddenness with which they can occur
•Decline in the social acceptability of beverage alcohol in significant markets
•Significant additional labeling or warning requirements or limitations on availability of our beverage alcohol products
•Counterfeiting and inadequate protection of our intellectual property rights
•Significant legal disputes and proceedings, or government investigations
•Cyber breach or failure or corruption of our key information technology systems or those of our suppliers, customers, or direct and indirect business partners, or failure to comply with personal data protection laws
•Our status as a family “controlled company” under New York Stock Exchange rules, and our dual-class share structure
For further information on these and other risks, please see the risks and uncertainties described in Part I, Item 1A. Risk Factors of our Form 10-K and those described from time to time in our future reports filed with the Securities and Exchange Commission (SEC).

Overview
For the nine months ended January 31, 2022, we experienced strong, broad-based reported net sales growth across all of our geographic clusters and Travel Retail channel due to the gradual re-opening of the on-premise channel, some degree of travel and tourism returning, and growing premiumization trends. While the financial impact of COVID-19 on our business is difficult to measure, we believe the timing and pace of global vaccination rates, governmental actions to lower or eliminate restrictions in certain economies around the world, and the post-pandemic economic recovery positively impacted our results when compared to the same period last year. We further discuss the effect of COVID-19 on our results where relevant below.

For the nine months ended January 31, 2022, our results were negatively impacted by supply chain disruptions, largely related to glass supply. These disruptions impacted our finished goods inventories, along with the inventories of our distributors and retailers, and negatively affected our reported net sales and input costs. We further discuss the effect of supply chain disruptions on our results where relevant below.

As of the third quarter ended January 31, 2022, we changed certain non-GAAP financial measures that we have historically used. We will no longer report “underlying changes” in certain measures of the statements of operations; instead, we will now report “organic change” in certain measures of the statements of operations. As more fully described in “Non-GAAP Financial Measures” above, “organic change” includes all of the non-GAAP adjustments that we have historically made in adjusting GAAP to “underlying change” results, except that “organic change” does not include an adjustment for “estimated net change in distributor inventories.” This change to our non-GAAP financial measures is in response to comments from and discussions with the Staff of the Securities and Exchange Commission.

Fiscal 2022 Year-to-Date Highlights
•We delivered reported net sales of $2.9 billion, for the nine months ended January 31, 2022, an increase of 11% compared to the same period last year. The increase was driven by favorable price/mix and higher volumes, partially offset by the negative effect of foreign exchange and the effect of acquisitions and divestitures. An estimated net increase in distributor inventories positively impacted reported net sales.
◦From a brand perspective, reported net sales growth was driven by JDTW, our tequilas, premium bourbons, and JDTA.
◦From a geographic perspective, emerging markets, developed international markets, the U.S., and the Travel Retail channel all contributed significantly to reported net sales growth.
Supply chain disruptions continued to have an adverse effect on our results.
•Reported advertising expense increased 12% for the nine months ended January 31, 2022, as we continued to invest behind our brands while cycling last year’s COVID-19 related phasing of spend towards the second half of the year.
•Reported SG&A expense increased 8% for the nine months ended January 31, 2022, driven primarily by (a) higher compensation related expenses, (b) comparison to lower discretionary spend due to COVID-19 during the same period last year, and (c) accruals for non-income-based tax contingencies.
•We delivered reported operating income of $958 million, for the nine months ended January 31, 2022, a decrease of 4% compared to the same period last year. We delivered diluted earnings per share of $1.43, for the nine months ended January 31, 2022, a decrease of 12% from the $1.63 reported for the same period last year, which included an estimated $0.19 per share benefit from the gain on the sale of the Early Times, Canadian Mist, and Collingwood brands and related assets.

Summary of Operating Performance
	Three Months Ended January 31,					Nine Months Ended January 31,
(Dollars in millions)	2021	2022	Reported Change		Organic Change[1]	2021	2022	Reported Change		Organic Change[1]
Net sales	$911	$1,037	14%		22%	$2,649	$2,937	11%		14%
Cost of sales	361	415	15%		23%	1,053	1,172	11%		16%
Gross profit	550	622	13%		22%	1,596	1,765	11%		14%
Advertising	121	117	(4%)		(2%)	278	311	12%		12%
SG&A	157	162	4%		6%	460	495	8%		8%
Gain on sale of business						(127)	—	nm		n/a
Other expense (income), net	(9)	(4)	nm		nm	(13)	1	nm		nm
Operating income	281	347	24%		43%	998	958	(4%)		19%

Total operating expenses[2]	$269	$275	2%		2%	$725	$807	11%		8%

As a percentage of net sales[3]
Gross profit	60.4%	60.0%	(0.4)	pp		60.3%	60.1%	(0.2)	pp
Operating income	30.9%	33.5%	2.6	pp		37.7%	32.6%	(5.1)	pp
Non-operating postretirement expense	$1	$—	(60%)			$4	$2	(47%)
Interest expense, net	$21	$19	(6%)			$60	$58	(3%)
Effective tax rate	15.7%	21.0%	5.3	pp		16.2%	23.4%	7.2	pp
Diluted earnings per share	$0.45	$0.54	19%			$1.63	$1.43	(12%)
Note: Totals may differ due to rounding

1See “Non-GAAP Financial Measures” above for details on our use of “organic change,” including how we calculate these measures and why we believe this information is useful to readers.
2Operating expenses include advertising expense, SG&A expense, and other expense (income), net.
3Year-over-year changes in percentages are reported in percentage points (pp).
Fiscal 2022 Outlook
Below we discuss our outlook for fiscal 2022, reflecting the trends, developments, and uncertainties we expect to affect our business. The fiscal 2022 outlook included in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our second quarter 2022 Form 10-Q was presented on an “underlying” basis. The current outlook is presented on an “organic” basis and is not directly comparable to previous “underlying” guidance due to the exclusion of the impact of estimated net changes in distributor inventories in our “underlying” guidance.
The revised fiscal 2022 outlook is as follows:
•Organic net sales outlook of 11% to 13% growth
•Reported gross margin is expected to be flat or slightly down compared to fiscal 2021
•Organic operating expenses are expected to grow 7% to 9%
•Organic operating income outlook of 12% to 16% growth
•Effective tax rate outlook continues to be in the range of approximately 22% to 23%

When we provide guidance for organic change in certain measures of the statements of operations we do not provide guidance for the corresponding GAAP change because the GAAP measure will include items that are difficult to quantify or predict with reasonable certainty, such as foreign exchange, which could have a significant impact to our GAAP income statement measures.

Additional considerations related to our fiscal 2022 outlook:
Estimated net change in distributor inventories. For the nine months ended January 31, 2022, an estimated net increase in distributor inventories positively impacted organic net sales and organic operating income results. In the outlook provided above we assumed this year-to-date positive impact persists for the remainder of fiscal 2022. If this trend does not persist, we would expect actual results to differ. See “Important Information on Forward-Looking Statements” for details about the risks, uncertainties, and other factors that could cause actual results to differ materially from our historical experience or from our current expectations or projections.

Results of Operations – Fiscal 2022 Year-to-Date Highlights
Market Highlights
The following table provides supplemental information for our largest markets. We discuss results of the markets most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the nine months ended January 31, 2022, compared to the same period last year.

Top Markets[1]
Nine months ended January 31, 2022	Net Sales % Change vs. 2021
Geographic area[2]	Reported	Acquisitions and Divestitures	Foreign Exchange	Organic[3]
United States	5%	3%	—%	8%
Developed International	12%	—%	3%	15%
Australia	4%	—%	1%	5%
Germany	16%	—%	2%	18%
United Kingdom	5%	—%	7%	12%
France	5%	—%	2%	7%
Canada	(10%)	1%	(4%)	(13%)
Rest of Developed International	33%	3%	2%	39%
Emerging	22%	—%	5%	27%
Mexico	13%	—%	(5%)	9%
Poland	7%	—%	3%	10%
Brazil	14%	—%	2%	16%
Russia	26%	1%	6%	32%
Rest of Emerging	37%	—%	15%	52%
Travel Retail	57%	2%	(1%)	58%
Non-branded and bulk	11%	7%	1%	18%
Total	11%	2%	2%	14%
Note: Results may differ due to rounding

1“Top Markets” are ranked based on percentage of total fiscal 2021 reported net sales. See 2021 Form 10-K “Results of Operations - Fiscal 2021 Market Highlights” and Note 8 to the Condensed Consolidated Financial Statements.
2See “Definitions” above for definitions of market aggregations presented here.
3See “Non-GAAP Financial Measures” above for details on our use of “organic change” in net sales, including how we calculate this measure and why we believe this information is useful to readers.

Reported net sales for some of the markets discussed below was positively impacted by comparisons against COVID-19 related declines during the same period last year. See “Overview” above for more information.
United States
•Reported net sales increased 5% compared to the same period last year.
Reported net sales gains were led by (a) JDTW, fueled by higher volumes and a favorable channel mix shift to the on- premise channel; (b) Herradura; (c) Woodford Reserve; and (d) Sonoma-Cutrer. An estimated net increase in distributor inventories positively impacted reported net sales. This growth was partially offset by the effect of acquisitions and divestitures along with lower volumes of JDTH and Gentleman Jack. Supply chain disruptions had an adverse effect on results.
Developed International
•Australia’s reported net sales increased 4% driven primarily by JD RTDs.
•Germany’s reported net sales increased 16% fueled by volumetric gains of JDTW and JD RTDs.

•United Kingdom’s reported net sales increased 5% as growth across much of our portfolio, led by JDTW, was only partially offset by the negative effect of foreign exchange. Supply chain disruptions had an adverse effect on results.
•France’s reported net sales increased 5% driven by higher volumes of JDTW and JDTH, partially offset by the negative effect of foreign exchange. Supply chain disruptions had an adverse effect on results.
•Reported net sales in the Rest of Developed International increased 33% driven by (a) JDTW growth led by Spain, Korea, and Japan; and (b) JDTH growth led by Korea. An estimated net increase in distributor inventories positively impacted reported net sales.
Emerging
•Mexico’s reported net sales increased 13% driven primarily by the growth of Herradura along with the positive effect of foreign exchange. Supply chain disruptions had an adverse effect on results.
•Poland’s reported net sales increased 7% as growth across much of our portfolio, led by Finlandia and JDTW, was only partially offset by the negative effect of foreign exchange. Supply chain disruptions had an adverse effect on results.
•Brazil’s reported net sales increased 14% fueled by the launch of JDTA and higher volumes of JDTH, partially offset by lower volumes of JDTW. Supply chain disruptions had an adverse effect on results.
•Russia’s reported net sales increased 26% driven by the growth of JDTW, Finlandia, and the launch of JDTA.
•Reported net sales in the Rest of Emerging increased 37% driven primarily by JDTW gains, led by Turkey, Chile, and Romania. This growth was partially offset by the negative effect of foreign exchange. An estimated net increase in distributor inventories positively impacted reported net sales.
Travel Retail’s reported net sales increased 57% driven primarily by higher volumes across much of our portfolio as we cycled against significant declines during the same period last year, partially offset by unfavorable price/mix.
Non-branded and bulk reported net sales increased 11% driven by higher volumes for used barrels.

Brand Highlights
The following table provides supplemental information for our largest brands. We discuss results of the brands most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the nine months ended January 31, 2022, compared to the same period last year.

Major Brands
Nine months ended January 31, 2022	Net Sales % Change vs 2021
Product category / brand family / brand[1]	Reported	Acquisitions and Divestitures	Foreign Exchange	Organic[2]
Whiskey	10%	2%	2%	14%
Jack Daniel’s family of brands	12%	—%	2%	14%
JDTW	17%	—%	3%	20%
JD RTD/RTP	6%	—%	—%	6%
JDTH	(1%)	—%	2%	1%
Gentleman Jack	(9%)	—%	2%	(7%)
JDTF	9%	—%	1%	11%
JDTA	41%	—%	4%	45%
Other Jack Daniel’s whiskey brands	5%	—%	1%	7%
Woodford Reserve	9%	—%	—%	9%
Tequila	19%	—%	(2%)	17%
Herradura	31%	—%	(2%)	29%
el Jimador	21%	—%	(1%)	20%
Wine	8%	—%	—%	8%
Vodka (Finlandia)	21%	—%	2%	23%
Rest of Portfolio	9%	(3%)	18%	23%
Non-branded and bulk	11%	7%	1%	18%
Note: Results may differ due to rounding

1See “Definitions” above for definitions of brand aggregations presented here.
2See “Non-GAAP Financial Measures” above for details on our use of “organic change” in net sales, including how we calculate this measure and why we believe this information is useful to readers.

Reported net sales for some of the brands discussed below was positively impacted by comparisons against COVID-19 related declines during the same period last year. See “Overview” above for more information.
Whiskey
•The Jack Daniel’s family of brands grew reported net sales 12% fueled primarily by the broad-based growth of JDTW.
•Reported net sales for JDTW increased 17% compared to the same period last year. Gains were led by (a) broad-based volume growth in the United States, developed international markets, and emerging markets; and (b) a favorable channel mix shift to the on-premise channel. An estimated net increase in distributor inventories positively impacted reported net sales. This growth was partially offset by the negative effect of foreign exchange. Supply chain disruptions had an adverse effect on results.
•The JD RTD/RTP brand’s reported net sales grew 6% driven primarily by higher volumes in Germany. An estimated net decrease in distributor inventories negatively impacted reported net sales.
•Reported net sales for JDTH decreased 1% driven by declines in the United States and the negative effect of foreign exchange. These declines were partially offset by broad-based gains in our international markets. Supply chain disruptions had an adverse effect on results.
•Reported net sales for Gentleman Jack decreased 9% driven primarily by lower volumes in the United States. Supply chain disruptions had an adverse effect on results.

•JDTF grew reported net sales 9% driven primarily by broad-based growth led by emerging markets. An estimated net increase in distributor inventories positively impacted reported net sales. Supply chain disruptions had an adverse effect on results.
•JDTA grew reported net sales 41% fueled by the continued international launch in our emerging markets, led by Brazil and Chile, along with volumetric gains in the United States.
•Woodford Reserve’s reported net sales increased 9% driven primarily by growth in the United States, Travel Retail, and the United Kingdom. An estimated net decrease in distributor inventories negatively impacted reported net sales as supply chain disruptions had an adverse effect on results.
Tequila
•Herradura’s reported net sales increased 31% driven by higher volumes in the United States and Mexico.
•el Jimador’s reported net sales increased 21% due to broad-based volume growth led by the United States, Colombia, and the United Kingdom.
Wine reported net sales increased 8% driven primarily by higher volumes of Sonoma-Cutrer.
Vodka (Finlandia) reported net sales increased 21% driven by broad-based growth led by emerging markets.
Rest of Portfolio reported net sales increased 9% driven by higher volumes of Chambord, partially offset by the negative effect of foreign exchange.
See discussion for Non-branded and bulk aggregation in “Market Highlights - Top Markets” above.

Year-Over-Year Period Comparisons

Reported net sales for certain markets and brands was positively impacted by comparisons against COVID-19 related declines during the same period last year. See “Overview” above for more information.

Net Sales
Percentage change versus the prior year period ended January 31	3 Months	9 Months
Change in reported net sales	14%	11%
Acquisitions and divestitures	2%	2%
Foreign exchange	6%	2%
Change in organic net sales	22%	14%
Note: Results may differ due to rounding
For the three months ended January 31, 2022, reported net sales were $1.0 billion, an increase of $126 million, or 14%, compared to the same period last year. The increase was driven primarily by higher volumes, partially offset by the negative effect of foreign exchange and the effect of acquisitions and divestitures. An estimated net increase in distributor inventories positively impacted reported net sales. Volume growth was led by JDTW, New Mix, and JD RTDs. Supply chain disruptions had an adverse effect in the quarter.
For the nine months ended January 31, 2022, reported net sales were $2.9 billion, an increase of $288 million, or 11%, compared to the same period last year. The increase was driven by favorable price/mix and higher volumes, partially offset by the negative effect of foreign exchange and the effect of acquisitions and divestitures. An estimated net increase in distributor inventories positively impacted reported net sales. Favorable price/mix was driven by faster growth from our higher-priced brands, led by JDTW, and a favorable channel mix shift due to the continued re-opening of the on-premise channel. Volume growth was led by JDTW and JD RTDs, partially offset by lower volumes of New Mix. Supply chain disruptions had an adverse effect on year-to-date results. See “Results of Operations - Fiscal 2022 Year-to-Date Highlights” above for further details on net sales for the nine months ended January 31, 2022.

Cost of Sales
Percentage change versus the prior year period ended January 31	3 Months	9 Months
Change in reported cost of sales	15%	11%
Acquisitions and divestitures	5%	3%
Foreign exchange	3%	1%
Change in organic cost of sales	23%	16%
Note: Results may differ due to rounding
For the three months ended January 31, 2022, reported cost of sales were $415 million, an increase of $54 million, or 15%, compared to the same period last year. The increase was driven by higher volumes and unfavorable cost/mix, partially offset by the effect of acquisitions and divestitures and the positive effect of foreign exchange. An estimated net increase in distributor inventories negatively impacted reported cost of sales. Volume growth was led by JDTW, New Mix, and JD RTDs. Unfavorable cost/mix reflects (a) a shift in portfolio mix toward our higher-cost brands, (b) higher costs related to supply chain disruptions, and (c) higher input costs related to grain and agave.
For the nine months ended January 31, 2022, reported cost of sales were $1.2 billion, an increase of $119 million, or 11%, compared to the same period last year. The increase was driven by unfavorable cost/mix and higher volumes partially offset by the effect of acquisitions and divestitures. Unfavorable cost/mix reflects (a) a shift in portfolio mix toward our higher-cost brands, (b) higher costs related to supply chain disruptions, and (c) higher input costs related to agave and grain. Volume growth was led by JDTW and JD RTDs, partially offset by lower volumes of New Mix.

Gross Profit
Percentage change versus the prior year period ended January 31	3 Months	9 Months
Change in reported gross profit	13%	11%
Acquisitions and divestitures	1%	1%
Foreign exchange	8%	2%
Change in organic gross profit	22%	14%
Note: Results may differ due to rounding

Gross Margin
For the period ended January 31	3 months	9 Months
Prior year gross margin	60.4%	60.3%
Price/mix	1.5%	0.7%
Cost/mix	(1.8)%	(1.1)%
Acquisitions and divestitures	0.8%	0.5%
Foreign exchange	(0.9%)	(0.3%)
Change in gross margin	(0.4%)	(0.2%)
Current year gross margin	60.0%	60.1%
Note: Results may differ due to rounding	—	—
For the three months ended January 31, 2022, reported gross profit of $622 million increased $72 million, or 13%, compared to the same period last year. Gross margin decreased 0.4 percentage points to 60.0% from 60.4% in the same period last year. The decrease in gross margin was driven by unfavorable cost/mix and the negative effect of foreign exchange, largely offset by favorable price/mix and the effect of acquisitions and divestitures.
For the nine months ended January 31, 2022, reported gross profit of $1.8 billion increased $169 million, or 11%, compared to the same period last year. Gross margin decreased 0.2 percentage points to 60.1% from 60.3% in the same period last year. The decrease in gross margin was driven by unfavorable cost/mix and the negative effect of foreign exchange, largely offset by favorable price/mix and the effect of acquisitions and divestitures.

Operating Expenses
Percentage change versus the prior year period ended January 31
3 Months	Reported	Impairment Charges	Foreign Exchange	Organic
Advertising	(4%)	—%	2%	(2%)
SG&A	4%	—%	2%	6%
Total operating expenses[1]	2%	—%	—%	2%

9 Months
Advertising	12%	—%	—%	12%
SG&A	8%	—%	—%	8%
Total operating expenses[1]	11%	(1%)	(2%)	8%
Note: Results may differ due to rounding
[1]Total operating expenses include advertising expense, SG&A expense, and other expense (income), net.
For the three months ended January 31, 2022, reported operating expenses totaled $275 million, an increase of $6 million, or 2% compared to the same period last year.
•Reported advertising expense decreased 4% for the three months ended January 31, 2022 driven primarily by cycling last year’s phasing of spend from the first half to the second half of the fiscal year, partially offset by the positive effect of foreign exchange.
•Reported SG&A expense increased 4% for the three months ended January 31, 2022 driven primarily by higher compensation related expenses and discretionary spend, partially offset by the positive effect of foreign exchange.

For the nine months ended January 31, 2022, reported operating expenses totaled $807 million, an increase of $82 million, or 11%, compared to the same period last year.
•Reported advertising expense increased 12% for the nine months ended January 31, 2022 as we continued to invest behind our brands while cycling last year’s COVID-19 related phasing of spend towards the second half of the year.
•Reported SG&A expense increased 8% for the nine months ended January 31, 2022 driven primarily by (a) higher compensation related expenses, (b) comparison to lower discretionary spend due to COVID-19 during the same period last year; and (c) accruals for non-income-based tax contingencies.

Operating Income
Percentage change versus the prior year period ended January 31	3 Months	9 Months
Change in reported operating income	24%	(4%)
Acquisitions and divestitures	2%	16%
Impairment charges	—%	1%
Foreign exchange	18%	6%
Change in organic operating income	43%	19%
Note: Results may differ due to rounding
For the three months ended January 31, 2022, reported operating income totaled $347 million, an increase of $66 million, or 24%, compared to the same period last year. Operating margin increased 2.6 percentage points to 33.5%, from 30.9% in the same period last year driven by operating expense leverage, partially offset by the negative effect of foreign exchange.
For the nine months ended January 31, 2022, reported operating income totaled $958 million, a decrease of $40 million, or 4%, compared to the same period last year. Operating margin decreased 5.1 percentage points to 32.6% from 37.7% in the same period last year. The effect of acquisitions and divestitures (primarily the fiscal 2021 gain on sale of the Early Times, Canadian Mist, and Collingwood brands and related assets) contributed 4.7 percentage points to this decrease.
The effective tax rate for the three months ended January 31, 2022, was 21.0% compared to 15.7% for the same period last year. The increase in our effective tax rate was driven primarily by (a) the impact of prior intercompany sales of inventory taxed at rates higher than current statutory tax rates, (b) the impact of intercompany profit eliminations on the foreign derived income deduction, and (c) the impact of current year changes in tax laws in certain foreign and state jurisdictions.
The effective tax rate for the nine months ended January 31, 2022, was 23.4% compared to 16.2% for the same period last year. The increase in our effective rate was primarily due to (a) the absence of deferred tax benefit recognized in the prior-year related to an intercompany transfer of assets, (b) the impact of prior intercompany sales of inventory taxed at rates higher than current statutory tax rates, (c) the impact of intercompany profit eliminations on the foreign derived intangible income deduction, and (d) increased true-ups of prior-year tax liabilities.
Diluted earnings per share of $0.54 in the three months ended January 31, 2022, increased 19% from the $0.45 reported for the same period last year due to the increase in reported operating income, partially offset by higher income taxes. Diluted earnings per share of $1.43 for the nine months ended January 31, 2022, decreased 12% from the $1.63 reported for the same period last year, which includes an estimated $0.19 per share benefit from the gain on sale of Early Times, Canadian Mist, and Collingwood brands and related assets.

Liquidity and Financial Condition
Cash flows. Cash and cash equivalents decreased $338 million during the nine months ended January 31, 2022. Cash provided by operations was $683 million during the nine months ended January 31, 2022, compared to $572 million for the same period last year. The $111 million increase reflects improved operating results and the impact of changes in working capital, which included the collection in December 2021 of approximately $62 million of accounts receivable from Bacardi that had been withheld since fiscal 2021. (See Note 5 to the accompanying condensed consolidated financial statements for details about the Bacardi matter.)
The impact of investing activities on cash and cash equivalents was a decrease of $63 million for the nine months ended January 31, 2022, compared to an increase of $120 million for the same period last year. The $183 million change largely reflects the proceeds of $177 million received in the prior-year period from our divestiture of the Early Times, Canadian Mist, and Collingwood brands and related assets.

Cash used for financing activities was $930 million during the nine months ended January 31, 2022, compared to $294 million for the same period last year. The $636 million increase largely reflects a special cash dividend payment of $479 million in December 2021 and $158 million increase in net repayments of short-term borrowings.
The impact on cash and cash equivalents as a result of exchange rate changes was a decrease of $28 million for the nine months ended January 31, 2022, compared to an increase of $33 million for the same period last year.
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
Cash and cash equivalents were $1,150 million at April 30, 2021, and $812 million at January 31, 2022. As of January 31, 2022, approximately 71% of our cash and cash equivalents were held by our foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We continue to evaluate our future cash deployment and may decide to repatriate additional cash held by our foreign subsidiaries, which may require us to provide for and pay additional taxes.
We have an $800 million commercial paper program that we regularly use to fund our short-term operational needs. Please see Note 6 to the Condensed Consolidated Financial Statements for outstanding commercial paper balances, interest rates, and days to maturity at April 30, 2021, and January 31, 2022. The average balances, interest rates, and original maturities during the periods ended January 31, 2021 and 2022, are presented below.

	Three Months Average		Nine Months Average
	January 31,		January 31,
(Dollars in millions)	2021	2022	2021	2022
Average commercial paper	$308	$—	$342	$78
Average interest rate	0.32%	—%	0.53%	0.16%
Average days to maturity at issuance	147	—	127	32
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
As announced on November 18, 2021, our Board of Directors increased the quarterly cash dividend on our Class A and Class B common stock from $0.1795 per share to $0.1885 per share. The quarterly cash dividend was paid on December 28, 2021, to stockholders of record on December 3, 2021.

The Board also declared a special cash dividend of $1.00 per share on our Class A and Class B common stock. The special cash dividend was paid on December 29, 2021, to stockholders of record on December 9, 2021.

Additionally, as announced on January 25, 2022, our Board of Directors declared a regular quarterly cash dividend on our Class A and Class B common stock of $0.1885 per share. The quarterly cash dividend is payable on April 1, 2022, to stockholders of record on March 8, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
The following documents are filed with this report:

Exhibit Index
31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (not considered to be filed).
101	The following materials from Brown-Forman Corporation's Quarterly Report on Form 10-Q for the quarter ended January 31, 2022, in Inline XBRL (eXtensible Business Reporting Language) format: (a) Condensed Consolidated Statements of Operations, (b) Condensed Consolidated Statements of Comprehensive Income, (c) Condensed Consolidated Balance Sheets, (d) Condensed Consolidated Statements of Cash Flows, and (e) Notes to the Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File in Inline XBRL format (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN-FORMAN CORPORATION
(Registrant)

Date:	March 3, 2022	By:	/s/ Leanne D. Cunningham
Leanne D. Cunningham
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)