Form 10-K
period 2022-04-30
BROWN FORMAN CORP
filed 2022-06-17
CIK 14693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☑
The aggregate market value, as of the last business day of the most recently completed second fiscal quarter, of the voting and nonvoting equity held by nonaffiliates of the registrant was approximately $23,100,000,000.
The number of shares outstanding for each of the registrant’s classes of Common Stock on May 31, 2022, was:

Class A Common Stock (voting), $0.15 par value	169,175,352
Class B Common Stock (nonvoting), $0.15 par value	309,878,389
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of Registrant for use in connection with the Annual Meeting of Stockholders to be held July 28, 2022, are incorporated by reference into Part III of this report.

Forward-Looking Statement Information. Certain matters discussed in this report, including the information presented in Part II under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain statements, estimates, and projections that are “forward-looking statements” as defined under U.S. federal securities laws. Words such as “aim,” “anticipate,” “aspire,” “believe,” “can,” “continue,” “could,” “envision,” “estimate,” “expect,” “expectation,” “intend,” “may,” “might,” “plan,” “potential,” “project,” “pursue,” “see,” “seek,” “should,” “will,” “would,” and similar words indicate forward-looking statements, which speak only as of the date we make them. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. By their nature, forward-looking statements involve risks, uncertainties, and other factors (many beyond our control) that could cause our actual results to differ materially from our historical experience or from our current expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part I under “Item 1A. Risk Factors” and those described from time to time in our future reports filed with the Securities and Exchange Commission, including:

•Our substantial dependence upon the continued growth of the Jack Daniel's family of brands
•Substantial competition from new entrants, consolidations by competitors and retailers, and other competitive activities, such as pricing actions (including price reductions, promotions, discounting, couponing, or free goods), marketing, category expansion, product introductions, or entry or expansion in our geographic markets or distribution networks
•Route-to-consumer changes that affect the timing of our sales, temporarily disrupt the marketing or sale of our products, or result in higher fixed costs
•Disruption of our distribution network or inventory fluctuations in our products by distributors, wholesalers, or retailers
•Changes in consumer preferences, consumption, or purchase patterns – particularly away from larger producers in favor of small distilleries or local producers, or away from brown spirits, our premium products, or spirits generally, and our ability to anticipate or react to them; further legalization of marijuana; shifts in consumer purchase practices; bar, restaurant, travel, or other on-premise declines; shifts in demographic or health and wellness trends; or unfavorable consumer reaction to new products, line extensions, package changes, product reformulations, or other product innovation
•Production facility, aging warehouse, or supply chain disruption
•Imprecision in supply/demand forecasting
•Higher costs, lower quality, or unavailability of energy, water, raw materials, product ingredients, or labor
•Impact of health epidemics and pandemics, including the COVID-19 pandemic, and the risk of the resulting negative economic impacts and related governmental actions
•Unfavorable global or regional economic conditions, particularly related to the COVID-19 pandemic, and related economic slowdowns or recessions, low consumer confidence, high unemployment, weak credit or capital markets, budget deficits, burdensome government debt, austerity measures, higher interest rates, higher taxes, political instability, higher inflation, deflation, lower returns on pension assets, or lower discount rates for pension obligations
•Product recalls or other product liability claims, product tampering, contamination, or quality issues
•Negative publicity related to our company, products, brands, marketing, executive leadership, employees, Board of Directors, family stockholders, operations, business performance, or prospects
•Failure to attract or retain key executive or employee talent
•Risks associated with acquisitions, dispositions, business partnerships, or investments – such as acquisition integration, termination difficulties or costs, or impairment in recorded value
•Risks associated with being a U.S.-based company with a global business, including commercial, political, and financial risks; local labor policies and conditions; protectionist trade policies, or economic or trade sanctions, including additional retaliatory tariffs on American whiskeys and the effectiveness of our actions to mitigate the negative impact on our margins, sales, and distributors; compliance with local trade practices and other regulations; terrorism; and health pandemics
•Failure to comply with anti-corruption laws, trade sanctions and restrictions, or similar laws or regulations
•Fluctuations in foreign currency exchange rates, particularly a stronger U.S. dollar
•Changes in laws, regulatory measures, or governmental policies – especially those that affect the production, importation, marketing, labeling, pricing, distribution, sale, or consumption of our beverage alcohol products
•Tax rate changes (including excise, corporate, sales or value-added taxes, property taxes, payroll taxes, import and export duties, and tariffs) or changes in related reserves, changes in tax rules or accounting standards, and the unpredictability and suddenness with which they can occur
•Decline in the social acceptability of beverage alcohol in significant markets
•Significant additional labeling or warning requirements or limitations on availability of our beverage alcohol products
•Counterfeiting and inadequate protection of our intellectual property rights
•Significant legal disputes and proceedings, or government investigations
•Cyber breach or failure or corruption of our key information technology systems or those of our suppliers, customers, or direct and indirect business partners, or failure to comply with personal data protection laws
•Our status as a family “controlled company” under New York Stock Exchange rules, and our dual-class share structure

Use of Non-GAAP Financial Information. Certain matters discussed in this report, including the information presented in Part II under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations,” include measures that are not measures of financial performance under U.S. generally accepted accounting principles (GAAP). These non-GAAP measures should not be considered in isolation or as a substitute for any measure derived in accordance with GAAP, and also may be inconsistent with similarly titled measures presented by other companies. In Part II under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations,” we present the reasons we use these measures under the heading “Non-GAAP Financial Measures,” and we reconcile these measures to the most closely comparable GAAP measures under the heading “Results of Operations.”
PART I
Item 1. Business
Overview
Brown-Forman Corporation (the “Company,” “Brown-Forman,” “we,” “us,” or “our” below) was incorporated under the laws of the State of Delaware in 1933, successor to a business founded in 1870 as a partnership and later incorporated under the laws of the Commonwealth of Kentucky in 1901. We primarily manufacture, distill, bottle, import, export, market, and sell a wide variety of beverage alcohol products under recognized brands. We employ approximately 5,200 people (excluding individuals that work on a part-time or temporary basis) on six continents, including approximately 2,600 people in the United States (approximately 15% of whom are represented by a union) and 1,200 people in Louisville, Kentucky, USA, home of our world headquarters. According to International Wine & Spirit Research (IWSR), we are the largest American-owned spirits and wine company with global reach. We are a “controlled company” under New York Stock Exchange rules because the Brown family owns more than 50% of our voting stock. Taking into account ownership of shares of our non-voting stock, the Brown family also controls more than 50% of the economic ownership in Brown-Forman.
For a discussion of recent developments, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary.”

Brands
Beginning in 1870 with Old Forester Kentucky Straight Bourbon Whisky – our founding brand – and spanning the generations since, we have built a portfolio of more than 40 spirit, ready-to-drink (RTD) cocktail, and wine brands that includes some of the best-known and most loved trademarks in our industry. The most important and iconic brand in our portfolio is Jack Daniel’s Tennessee Whiskey, the #1 selling American whiskey in the world1. Jack Daniel’s Tennessee Whiskey was recently named the most valuable spirits brand in the world in the 2021 Interbrand “Best Global Brands” rankings. Our premium bourbons, Woodford Reserve and Old Forester, were once again selected for the Impact “Hot Brands”2 list, marking nine and four consecutive years on the list, respectively. Our tequilas, el Jimador and Herradura, were also named to the “Hot Brands”2 list.

Principal Brands
Jack Daniel's Tennessee Whiskey	el Jimador Tequilas[5]
Jack Daniel's RTD[3]	el Jimador New Mix RTD
Jack Daniel's Tennessee Honey	Korbel California Champagnes[6]
Gentleman Jack Rare Tennessee Whiskey	Korbel California Brandy[6]
Jack Daniel's Tennessee Fire	Herradura Tequilas[7]
Jack Daniel's Tennessee Apple	Finlandia Vodkas
Jack Daniel's Single Barrel Collection[4]	Sonoma-Cutrer California Wines
Jack Daniel's Tennessee Rye	Old Forester Kentucky Straight Bourbon Whisky
Jack Daniel's Winter Jack	Old Forester Whiskey Row Series
Jack Daniel's Sinatra Select	Old Forester Kentucky Straight Rye Whisky
Jack Daniel’s Bonded	GlenDronach Single Malt Scotch Whisky
Jack Daniel's No. 27 Gold Tennessee Whiskey	Benriach Single Malt Scotch Whisky
Jack Daniel's Bottled-in-Bond	Glenglassaugh Single Malt Scotch Whisky
Jack Daniel’s 10 Year Old	Chambord Liqueur
Jack Daniel’s Triple Mash	Slane Irish Whiskey
Woodford Reserve Kentucky Bourbon	Fords Gin
Woodford Reserve Double Oaked	Coopers' Craft Kentucky Bourbon
Woodford Reserve Kentucky Rye Whiskey	Part Time Rangers RTDs
Woodford Reserve Kentucky Straight Malt Whiskey
Woodford Reserve Kentucky Straight Wheat Whiskey

1IWSR, 2022.
[2]Impact Databank, March 2022.
[3]Jack Daniel's RTD includes Jack Daniel's & Cola, Jack Daniel's Country Cocktails, Jack Daniel's Double Jack, and other malt- and spirit-based Jack Daniel’s RTDs.
[4]The Jack Daniel's Single Barrel Collection includes Jack Daniel's Single Barrel Select, Jack Daniel's Single Barrel Barrel Proof, Jack Daniel's Single Barrel Rye, and Jack Daniel's Single Barrel 100 Proof.

[5]el Jimador Tequilas comprise all full-strength expressions of el Jimador.
[6]Korbel is not an owned brand. We sell Korbel products under contract in the United States and other select markets.
[7]Herradura Tequilas comprise all expressions of Herradura.
See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Fiscal 2022 Brand Highlights” for brand performance details.
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

Markets
We sell our products in over 170 countries around the world. The United States, our most important market, accounted for 49% of our net sales in fiscal 2022 and the other 51% were outside of the United States. The table below shows the percentage of total net sales for our largest markets in our three most recent fiscal years:

Percentage of Total Net Sales by Geographic Area
	Year ended April 30
	2020	2021	2022
United States	50%	50%	49%
Germany	5%	6%	6%
Australia	5%	6%	6%
United Kingdom	5%	6%	6%
Mexico	5%	4%	5%
Other	30%	28%	28%
TOTAL	100%	100%	100%
Note: Totals may differ due to rounding
For details about net sales in our largest markets, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Fiscal 2022 Market Highlights.” For details about our reportable segment and for additional geographic information about net sales and long-lived assets, see Note 17 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.” For details on risks related to our global operations, see “Item 1A. Risk Factors.”
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
Outside the United States, we use a variety of RTC models, which can be grouped into three categories: owned distribution, partner, and government-controlled markets. We own and operate distribution companies for Australia, Belgium and Luxembourg, Brazil, Czechia, France, Germany, Korea, Mexico, Poland, Spain, Taiwan, Thailand, Turkey, and the United Kingdom. In these owned-distribution markets, and in a large portion of the Travel Retail channel, we sell our products directly to retailers or wholesalers. In many other markets, including Italy, Japan, and South Africa, we rely on third parties to distribute our brands, generally under fixed-term distribution contracts. In Canada, we sell our products to provincial governments.
We believe that our customer relationships are good and our exposure to concentrations of credit risk is limited due to the diverse geographic areas covered by our operations and our thorough evaluation of each customer. In fiscal 2022, our two largest customers accounted for approximately 14% and 12% of consolidated net sales, respectively. No other customer accounted for 10% or more of our consolidated net sales in fiscal 2022.
Seasonality
Holiday buying makes the fourth calendar quarter the peak season for our business. Approximately 30% of our reported net sales for fiscal 2020, fiscal 2021, and fiscal 2022 were in the fourth calendar quarter of each year.

Competition
Trade information indicates that we are one of the largest global suppliers of premium spirits. According to IWSR, for calendar year 2021, the ten largest global spirits companies controlled approximately 20% of the total spirits volume sold around the world. While we believe that the overall market environment offers considerable growth opportunities for us, our industry is, and will remain, highly competitive. We compete against many global, regional, and local brands in a variety of categories of beverage alcohol, but our brands compete primarily in the industry's premium-and-above price points. Our competitors include major global spirits and    wine companies, such as Bacardi Limited, Beam Suntory Inc., Becle S.A.B. de C.V., Davide Campari-Milano N.V., Diageo PLC, LVMH Moët Hennessy Louis Vuitton SE, Pernod Ricard SA, and Rémy Cointreau. In addition, particularly in the United States, we compete with national companies and craft spirit brands, many of which entered the market in the last few years.
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
We are currently managing through a variety of global supply chain disruptions, largely related to glass supply, and have deployed a number of risk mitigation strategies to address the various constraints on our business. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on the effect of supply chain disruptions on our results.
From time to time, our agricultural ingredients (agave, barley, corn, grapes, malted barley, rye, and wood) could be adversely affected by weather and other forces out of our control that might constrain supply or reduce our inventory below desired levels for optimum production.
Whiskeys and certain tequilas and other distilled spirits must be aged. Because we must produce these distilled spirits years in advance to meet projected future demand, our inventories of these products may be larger in relation to sales and total assets than in many other businesses.
For details on risks related to the unavailability of raw materials and the inherent uncertainty in forecasting supply and demand, see “Item 1A. Risk Factors.”
Intellectual Property
Our intellectual property includes trademarks, copyrights, proprietary packaging and trade dress, proprietary manufacturing technologies, know-how, and patents. Our intellectual property, especially our trademarks, is essential to our business. We register our trademarks broadly around the world, focusing primarily on where we sell or expect to sell our products. We protect our intellectual property rights vigorously but fairly. We have licensed some of our trademarks to third parties for use with services or on products other than alcoholic beverages, which enhances the awareness and protection of our brands. Depending on the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained. We also have various licenses and distribution agreements for the production, sale, and marketing of our products, and for the sale and marketing of products of others. These licenses and distribution agreements have varying terms and durations.
For details on risks related to the protection of our intellectual property, see “Item 1A. Risk Factors.” For details on our most important brands, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Fiscal 2022 Brand Highlights.”
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
Many countries set their own distilling and maturation requirements; for example, under U.S. federal and state regulations, bourbon and Tennessee whiskeys must be aged in new, charred oak barrels; we typically age our whiskeys at least three years. Mexican authorities regulate the production and bottling of tequilas; they mandate minimum aging periods for extra añejo (three years), añejo (one year), and reposado (two months). Irish whiskey must be matured at least three years in a wood cask, such as oak, on the island of Ireland. Scotch whisky must be matured in oak casks for at least three years in Scotland. We comply with all of the applicable laws and regulations.
Our operations are subject to various environmental protection statutes and regulations, and our policy is to comply with them.

Integrated Strategy and Performance
For more than 150 years, Brown-Forman and the Brown family have been committed to driving sustainable growth and preserving Brown-Forman as a thriving, family-controlled, independent company. The image on the left illustrates our core purpose, “Enriching Life,” and our highest ambition, “Nothing Better in the Market,” surrounded by the values that have guided us for decades: integrity, respect, trust, teamwork, and excellence. In addition to these guiding principles, our success depends on several strategic priorities, as illustrated in the image on the right: the quality of our brands within our portfolio, our geographic reach, the talent and diversity of our people, and the return on our investments. Moreover, taking an integrated approach means that many aspects of our company contribute to this value creation and are fundamental to our strategy, including our commitment to environmental sustainability, alcohol and marketing responsibility, diversity and inclusion, and to building communities in which we live and work.
We faced a challenging and volatile environment, including supply chain disruptions and the ongoing pandemic, over the past two fiscal years. Our employees' unique mix of agility, resilience, energy, and collaboration enabled us to succeed despite these challenges, and we believe will continue to strengthen us over time. Our values drove decisions throughout this year, and our core purpose of “Enriching Life” and our highest ambition of “Nothing Better in the Market” continue to guide us as we move forward to a reimagined future with a renewed sense of opportunity for what lies ahead. We believe that several recent headwinds are becoming tailwinds. For example, after more than three years, tariffs on American whiskey in the European Union were removed on January 1, 2022, and tariffs in the United Kingdom were removed on June 1, 2022.
This Integrated Annual Report presents not only our financial performance but also our environmental, social, and governance (“ESG”) strategies, commitments, and results. It provides a more holistic view of Brown-Forman, our culture, our strategic approach to our business, and how we achieve results.
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

The Jack Daniel's family of brands, led by Jack Daniel's Tennessee Whiskey (JDTW), is our most valuable asset – the engine of our overall financial performance and the foundation of our leadership position in the American whiskey category1. We strive to strengthen the brand's leadership position, and will steadfastly work to keep JDTW relevant to consumers worldwide, while pursuing the opportunities to grow the Jack Daniel's family of brands across markets, premium-and-above price points, channels, and consumer groups. Product innovation continues to contribute meaningfully to our performance. Different Jack Daniel's expressions have brought new consumers to the franchise, including Honey (2011), Fire (2015), Rye (2017), Apple (2019), and our most recent launch, Jack Daniel's 10 Year Old Tennessee Whiskey (2021), which individually and collectively add great value to the company and to our consumers the world over.
In addition to the leadership of our Jack Daniel's family of brands, we expect strong worldwide growth from our other whiskey brands, particularly Woodford Reserve and Old Forester. Woodford Reserve is the leading super-premium American whiskey globally1, growing volumes at a strong double-digit compound annual growth rate since the brand was introduced 25 years ago. Woodford Reserve surpassed 1.4 million nine-liter cases of annual volume as of April 30, 2022. We believe the brand is poised for continued growth as the bourbon category continues to grow around the world. Old Forester has continued its return to prominence in the United States and in select international markets. Innovation has played an important role in the premiumization of both of these brands, including the success of high-end expressions such as Woodford Reserve Double Oaked and the Old Forester Whiskey Row Series.
Outside of our American whiskey brands, we believe our portfolio remains well positioned in other high-growth categories with meaningful premium brands and a focus on accelerating our super-premium portfolio. Our tequila portfolio is led by two brands steeped in Mexican heritage, Herradura and el Jimador. Despite the cyclical cost pressures resulting from the unprecedented cost of agave, we remain pleased with the growth of our tequila business in the United States and the long-term growth prospects of this business globally. We believe that our Scotch whiskies GlenDronach, Benriach, and Glenglassaugh, and our Irish whiskey Slane, are well-positioned in their respective categories. We expect them all to become meaningful contributors over the longer term. Lastly, we believe our acquisition of Fords Gin in the summer of 2019 provides access to the premium gin category, particularly in the United States, and we look to grow this brand in key gin markets globally.
Fiscal 2022 was another year of growth for our ready-to-drink (RTD) portfolio. Jack Daniel's RTDs are approaching 14 million nine-liter cases globally. In Mexico, our el Jimador tequila-based RTD, New Mix, sold approximately 8 million nine-liter cases. In calendar 2020 we introduced Jack Daniel's Can Cocktails in the United States and also announced a new partnership with Pabst Brewing Company for the supply, sales, and distribution of Jack Daniel's Country Cocktails in this important market. In December 2020, we acquired Part Time Rangers, a line of low-calorie, spirit-based RTDs with natural fruit flavorings. Part Time Rangers is based in New Zealand, and we believe it will help us grow our RTD portfolio in that country, Australia, and potentially beyond.
We appreciate the power of our brands to enrich the experience of life, and we believe it is our duty to ensure that our products are marketed and enjoyed with deep respect for our consumers. Our mission for alcohol responsibility is to empower mindful choices around beverage alcohol. We launched the Pause campaign in 2019. Pause is Brown-Forman’s driving effort to encourage mindful choices. The campaign began by raising awareness and inspiring action from our colleagues and business partners around the importance of alcohol responsibility.
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
Outside the United States, we continue to increase our competitiveness through improved routes to consumers. In 2022, we established our owned-distribution organizations for Belgium & Luxembourg and Taiwan. More direct connection with customers and consumers enabled through owned distribution is an important part of our strategic growth.
The COVID-19 pandemic has impacted our global markets differently. While the recovery has been varied by geography, we expect increasing contributions to our long-term future growth from emerging markets, including Brazil, China, India, Mexico, Poland, and Southeast Asia.

1 IWSR 2022

People, Diversity & Inclusion, and Ethics & Compliance
As we work to increase our brands' relevance and appeal to diverse consumer groups around the world, we believe a diversity of experiences and mindsets within our own workforce is essential. In the summer of 2019, we unveiled Many Spirits, One Brown-Forman: Gender and Race Edition, our 2030 Diversity & Inclusion Strategy aimed at creating a foundation from which to build a more diverse workforce and inclusive culture. In the summer of 2020, we developed and published commitments to be better and do better – to live our value of respect, educate ourselves more fully on what it means to be anti-racist, identify and eliminate barriers to inclusion, create an environment where all employees can bring their best selves to work, and extend our commitment more deeply in our communities, especially our hometown of Louisville, Kentucky. We believe these actions will help us continue to build an inclusive culture at Brown-Forman.
Our vision is to create an environment where leveraging diversity and inclusion occurs naturally, giving us a sustainable marketplace advantage. We have set race and gender ambitions to have at least 50% women in professional- and leader-level roles globally, 40% women in senior leadership positions globally, and 25% people of color in our United States workforce by 2030. We have also set a goal to reach 16% of our supplier spend in locations such as the United States, the United Kingdom, and Australia, with businesses that are woman- or minority-owned by 2030. For more than a decade, we have earned a perfect score in the Corporate Equality Index, a national benchmarking survey and report on corporate policies and practices related to LGBTQ workplace equality administered by the Human Rights Campaign Foundation.
One of the main drivers of Brown-Forman’s inclusive culture is the continued growth and leadership of our 10 Employee Resource Groups (ERGs). We believe ERGs are instrumental in enriching our company's culture, and our employees experience this by supporting development and engagement of our diverse workforce, driving cultural awareness and competency across the organization, and enabling authentic engagement with our consumers. Our ERGs also create spaces for our employees and their allies to connect with, support, and advocate for one another.
Our core values of integrity, respect, trust, teamwork, and excellence form the foundation of our ethics and compliance program. “Values Drive Decisions” is the key theme of this program, and we use it to teach our employees to rely on our values when faced with a difficult decision and to “speak up” if they believe they, a colleague, or a business partner may have violated the law, our Code of Conduct, or company policy. In 44 countries, we offer a third-party service to employees and others who choose to “speak up” anonymously. We deliver training to Managers reinforcing our commitment to non-retaliation and maintaining a “Speak-Up” culture.
We convey our compliance expectations to employees via our Code of Conduct, and all employees certify annually that they will comply with the Code of Conduct and report a potential violation. The Code of Conduct is a toolkit for employees, as it details expectations for 18 different risks, includes links to Q&A, policies, training and the ability to contact a subject-matter expert. Our Code of Conduct and certification is refreshed annually and is available in 13 languages.
Investment and Sustainability
One thing we have learned over more than a century and a half is that long-term success requires investment and a mindset of sustainability. We understand the need to invest in our brands, global supply chain facilities, homeplace and visitor centers, and aging inventory. For example, in fiscal 2021, our Board of Directors approved a $125 million capital investment to expand our bourbon-making capacity in Kentucky to meet anticipated future consumer demand. Additionally, in fiscal 2022 our Board of Directors approved a $50 million capital investment to expand our scotch-making capacity to meet anticipated future demand. We also understand the importance of investing in our people, communities, and the environment. We recognize that climate change is a business issue with risks and opportunities. As such, we are committed to actions that will ensure the long-term health of the planet and our business. In fiscal 2021, we established a new 2030 Sustainability Strategy to align our efforts with industry best practices and the most current climate science. Our new goals broaden our focus beyond business operations to include our supply chain, where the majority of our environmental footprint resides. With this new strategy, we have a roadmap for continued progress over the next quarter-century.

Our recent investments in renewable energy and resource stewardship underscore our long-term focus:
•Wind: Our partnership with the East Fork Wind project, which became operational in April 2020, provides a renewable energy source that offsets more than 90% of our electricity usage in the United States.
•Solar: Last year, Jack Daniel's announced a partnership to provide our Lynchburg distillery with 20 megawatts of solar energy. The agreement will provide nearly three-quarters of the distillery's electricity needs, and makes Jack Daniel's the first distillery to participate in Tennessee Valley Authority's Green Invest Program.
•Watersheds: To manage water risk, we have completed watershed risk assessments to evaluate watersheds we operate in that are considered at-risk or business critical. Following the assessments, we have begun to develop multi-year mitigation plans to address risk.
•Waste: In 2020, we were pleased to achieve our zero-waste-to-landfill (defined as sending less than 1% to landfill) goal across our production facilities. Our next priority is to integrate circular economy principles into our business that will allow us to go beyond zero-waste to a regenerative approach where resources are continually reused.
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
We also continue to expand our civic engagement into Brown-Forman global office locations, allowing those employees closest to the needs of their communities to decide how to invest their charitable-giving resources. We leverage our key community relations partners to stay informed of collaborative opportunities in the communities where we work and live, and to shape our charitable-giving strategy to meet the essential needs of the communities that sustain us. We provide charitable donations and our employees volunteer throughout our communities, including 128 serving on 230 nonprofit boards in the United States. The Brown-Forman Foundation (the Foundation) was created in fiscal 2018 with the goal of helping fund our ongoing philanthropic endeavors. The Foundation's earnings provide a consistent source of revenue for charitable giving independent of our annual earnings. We work to partner with organizations that support our key focus areas: empowering responsible and sustainable living, ensuring essential living standards, and enhancing arts and cultural living. As part of our commitment to be better and do better as neighbors and as corporate citizens, the Brown-Forman Foundation made a 10-year, $50 million commitment to five organizations in west Louisville in 2022, which is the largest investment in its history. Our partner organizations include AMPED, the Louisville Central Community Center, the Louisville Urban League, Simmons College of Kentucky, and the West End School. Together, these organizations will advance educational opportunities in west Louisville, from early childhood through adult learning.
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
Human Capital Resources
Overview: Culture of Care
We put our values at the forefront of all our decisions and actions, in an effort to make our employees feel respected, safe, and supported so they can make, market, and sell our products with the finest craftsmanship, quality, and care. What enables our success are the 5,200 people (excluding individuals that work on a part-time or temporary basis) we employ in 43 countries around the world. This includes approximately 3,400 salaried employees and 1,800 hourly employees, with the largest percentage of our employees residing within the United States, Mexico, and the United Kingdom. We believe our employee relations are good and our turnover rate is low.
COVID-19 Response
Shortly after the global pandemic began, we shifted nearly all global salaried employees to a virtual working environment and safely maintained our essential production operations. Over the last year, salaried employees have begun returning to their offices as local conditions have allowed. We welcomed salaried employees back to our Louisville headquarters on May 2, 2022, where we have made investments in our facilities and services to ease this transition.
The majority of our employees will be working under a hybrid work style going forward, working a minimum of three days per week in the office and the remaining days at home (or the location of their choice). We believe this structure will allow our employees to collaborate and build relationships, while enjoying the flexibility that they have come to appreciate. Flexibility has been a cultural priority at Brown-Forman since well before the pandemic and we are pleased to have found a solution that meets the needs of our business and our employees.
Structural Investments
We launched a new capability and organization within Brown-Forman that we call “Integrated Marketing Communications” (IMC). IMC focuses on driving excellence within five highly integrated, interdependent disciplines: e-commerce, Media, Performance, Search, and Content. These disciplines are supported by increased investments to advance our consumer-centric philosophy, agile processes, technology, and our organization, which has been significantly enhanced to support this initiative. The IMC organization consists of many marketers around the world who are solely focused on advancing our digital marketing and e-commerce initiatives. This includes new roles that we have recently created, which has given us the opportunity to elevate internal talent as well as incorporate external talent from leading companies with critical expertise. Through IMC, we can better meet consumers where they are by customizing content to maximize relevance and more effectively drive their behavior. We can now do this in real time and at scale. By integrating e-commerce within IMC, we can create a truly cohesive end-to-end consumer journey starting from awareness and closing the loop with sales.
Diversity & Inclusion
We are continuing to pursue our 2030 Diversity & Inclusion strategy, as outlined in Many Spirits, One Brown-Forman: Gender and Race Edition. This year, we continued to increase the number of women in senior leadership globally and people of color in the United States through both internal promotions and external hiring.
To support our culture of inclusion, all executive leaders participated in our six month Inclusive Leadership Program. This group completed the program at the end of the calendar year and we have recently begun cascading it down to our business leaders.

Workforce Stability
We must remain focused on winning the war for talent in a marketplace where opportunities abound and highly skilled knowledge workers can work from anywhere. While we have historically enjoyed low turnover amongst our salaried population, we have tracked our departures carefully over the last year, given the acceleration of the job market. We have analyzed our data quarterly, looking at cuts by gender, ethnicity, function, location, age, management level, etc. in addition to qualitative exit interview data. We have been pleased to find that our turnover remains consistent with our pre-pandemic levels. We will, of course, continue to monitor our data carefully.

Executive Officers
Information about Our Executive Officers
The following persons served as executive officers as of June 17, 2022:

Name	Age	Principal Occupation and Business Experience
Lawson E. Whiting	53	President and Chief Executive Officer since 2019. Executive Vice President and Chief Operating Officer from October 2017 to December 2018. Executive Vice President and Chief Brands and Strategy Officer from 2015 to 2017. Senior Vice President and Chief Brands Officer from 2013 to 2015. Senior Vice President and Managing Director for Western Europe from 2011 to 2013. Vice President and Finance Director for Western Europe from 2010 to 2011. Vice President and Finance Director for North America from 2009 to 2010.
Matthew E. Hamel	62	Executive Vice President and General Counsel since 2021. Executive Vice President, General Counsel and Secretary from 2007 to 2021.
Leanne D. Cunningham	52	Senior Vice President and Chief Financial Officer since July 2021. Senior Vice President, Shareholder Relations Officer, Global Commercial Finance, and Financial Planning and Analysis from August 2020 to June 2021. Senior Vice President, Shareholder Relations Officer from August 2019 to July 2020. Senior Vice President, and General Manager - Brown-Forman Brands from May 2015 to July 2019. Vice President, Director of Finance Global Production from October 2013 to April 2015. Vice President, Chief of Staff and Director of Business Development Global Production from November 2009 to October 2013.
Matias Bentel	47	Senior Vice President and Chief Brands Officer since January 2020. Senior Vice President and Managing Director of Jack Daniel’s Family of Brands from August 2018 to January 2020. Vice President and General Manager of Mexico from January 2016 to August 2018. Vice President Latin America Marketing and Chief of Staff from October 2009 to January 2016.
Kelli N. Brown	52	Senior Vice President and Chief Accounting Officer since August 2018. Vice President and Director Finance (North America Region) from 2015 to August 2018. Director NAR Division Finance (North America Region) from 2013 to 2015. Director Business Planning and Analytics (North America Region) from 2012 to 2013.
Ralph E. de Chabert	75	Senior Vice President, Chief Corporate Citizenship Officer since February 2022. Senior Vice President, Chief Diversity Inclusion and Global Community Relations Officer from March 2019 to February 2022. Vice President and Chief Diversity Officer from 2007 to 2019.
Marshall B. Farrer	51	Senior Vice President, President Europe since August 2020. Senior Vice President, Managing Director, Global Travel Retail and Developed APAC Region from August 2018 to July 2020. Senior Vice President, Managing Director, Global Travel Retail from July 2018 to May 2015. Vice President, Managing Director, Jack Daniel’s Tennessee Honey from January 2014 to April 2015. Vice President, Managing Director, Australia/New Zealand region from 2010 to 2014.
Kirsten M. Hawley	52	Senior Vice President, Chief People, Places, and Communications Officer since May 2021. Senior Vice President, Chief Human Resources and Corporate Communications Officer from March 2019 to April 2021. Senior Vice President and Chief Human Resources Officer from February 2015 to February 2019. Senior Vice President and Director of Human Resources Business Partnerships from 2013 to 2015. Vice President and Director of Organization and Leader Development from 2011 to 2013.
John V. Hayes	62	Senior Vice President, President, U.S.A. and Canada since June 2018. Senior Vice President, Chief Marketing Officer of Brown-Forman Brands from February 2015 to June 2018. Senior Vice President, Managing Director Jack Daniel’s from 2011 to 2015.
Thomas W. Hinrichs	60	Senior Vice President, President Emerging International since August 2020. Senior Vice President, President, International Division from June 2018 to July 2020. Senior Vice President and President for Europe, North Asia, and ANZSEA from February 2015 to June 2018. Senior Vice President and Managing Director for Europe from 2013 to 2015. Senior Vice President and Managing Director for Greater Europe and Africa from 2006 to 2013.
Timothy M. Nall	51	Senior Vice President, Chief Global Supply Chain and Technology Officer since March 2022. Senior Vice President, Chief Information and Advanced Analytics Officer from January 2015 to February 2022. Vice President Director Technical Services from May 2013 to December 2014. Vice President Director Wines/ENV/Govt Comp 2011 to 2013.
Crystal L. Peterson	51	Vice President, Chief Inclusion and Global Community Relations Officer since June 2022. Vice President and Chief Diversity Officer from February 2022 to June 2022. Vice President and Human Resources Director - Global Production, Diversity and Inclusion from March 2021 to January 2022. Vice President and Human Resources Director - Global Production from August 2017 to February 2021. Vice President and Human Resources Director - North America Region from May 2015 to July 2017. Human Resources Director - North America Region and Latin America Region from May 2013 to April 2015.

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
The Jack Daniel's family of brands is the primary driver of our revenue and growth. Jack Daniel's is an iconic global trademark with a loyal consumer fan base, and we invest much effort and many resources to protect and preserve the brand's reputation for authenticity, craftsmanship, and quality. A brand's reputational value is based in large part on consumer perceptions, and even an isolated incident that causes harm – particularly one resulting in widespread negative publicity – could adversely influence these perceptions and erode consumer trust and confidence in the brand. Significant damage to the brand equity of the Jack Daniel's family of brands would adversely affect our business. Given the importance of Jack Daniel's to our overall success, a significant or sustained decline in volume or selling price of our Jack Daniel's products, as a result of negative publicity or otherwise, would have a negative effect on our financial results. Additionally, should we not be successful in our efforts to maintain or increase the relevance of the Jack Daniel's brand to current and future consumers, our business and operating results could suffer. For details on the importance of the Jack Daniel's family of brands to our business, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Fiscal 2022 Brand Highlights.”
Changes to our route-to-consumer models and consolidation among beverage alcohol producers, distributors, wholesalers, suppliers, and retailers, could hinder the marketing, sale, or distribution of our products.
We use various business models to market and distribute our products in different countries around the world. In the United States, we sell our products either to distributors for resale to retail outlets or e-commerce retailers or, in those states that control alcohol sales, to state governments who then sell them to retail customers and consumers. In our non-U.S. markets, we use a variety of route-to-consumer models – including, in many markets, reliance on third parties to distribute, market and sell our products. We own and operate distribution companies for 14 international markets. Transitioning from a third-party distribution model to an owned distribution model involves significant investment, and subjects us to risks associated with that geographic region. If we are unsuccessful in our route-to-consumer strategies, including any transition to owned distribution, the sale and marketing of our products could be disrupted.
Consolidation, whether domestically or internationally, among spirits producers, distributors, wholesalers, suppliers, or retailers and the increased growth of the e-commerce environment across the consumer product goods market could create a more challenging competitive landscape for our products. Consolidation accelerated during the COVID-19 pandemic and the resulting quarantines, “stay at home” orders, travel restrictions, retail store closures, social distancing requirements, and other government actions, created a more challenging competitive landscape for our products. Consolidation at any level could hinder the distribution and sale of our products as a result of reduced attention and resources allocated to our brands both during and after transition periods, because our brands might represent a smaller portion of the new business portfolio. Furthermore, consolidation of distributors may lead to the erosion of margins as newly consolidated distributors take down prices. Changes in distributors' strategies, including a reduction in the number of brands they carry, the allocation of shelf space for our competitors' brands, or private label products, may adversely affect our growth, business, financial results, and market share.
Changes to any of our route-to-consumer models or partners in important markets could result in temporary or longer-term sales disruption, higher costs, and harm to other business relationships we might have with that partner. Disruption of our distribution network or fluctuations in our product inventory levels at distributors, wholesalers, or retailers could negatively affect our results for a particular period. Moreover, other suppliers, as well as wholesalers and retailers of our brands, offer products that compete directly with ours for shelf space, promotional displays, and consumer purchases. Pricing (including price promotions, discounting, couponing, and free goods), marketing, new product introductions, entry into our distribution networks, and other competitive behavior by other suppliers, and by wholesalers and traditional and e-commerce retailers, could adversely affect our growth, business, and financial results. While we seek to take advantage of the efficiencies and opportunities that large retail customers can offer, they often seek lower pricing and increased purchase volume flexibility, offer competing private label products, and represent a large number of other competing products. If the buying power of these large retail customers continues to increase, it could negatively affect our financial results. Further, while we believe we have sufficient scale to succeed relative to our major competitors, we nevertheless face a risk that continuing consolidation of large beverage alcohol companies could put us at a competitive disadvantage.
As noted above, e-commerce distribution grew dramatically early in the COVID-19 pandemic and is likely to continue growing in the future. Our competitors may respond to industry and economic conditions and shifts in consumer behaviors more rapidly or effectively than we do. To remain competitive, we must be agile and efficient in adopting digital technologies, and building analytical capabilities, particularly following the COVID-19 pandemic, which our competitors may be able to achieve with more agility and resources.
Changes in consumer preferences and purchases, any decline in the social acceptability of our products, or governmental adoption of policies disadvantageous to beverage alcohol could negatively affect our business results.
We are a branded consumer products company in a highly competitive market, and our success depends substantially on our continued ability to offer consumers appealing, high-quality products. Consumer preferences and purchases may shift, often in unpredictable ways, including health and wellness trends; changes in economic conditions, demographic, and social trends; public health policies and initiatives; changes in government regulation of beverage alcohol products; concerns or regulations related to product safety; legalization of cannabis and its use on a more widespread basis within the United States, Canada, or elsewhere; and changes in trends related to travel, leisure, dining, gifting, entertaining, and beverage consumption trends. Consumers may begin to shift their consumption and purchases from our premium and super-premium products, more commonly found in on-premise establishments, in favor of off-premise purchases or away from alcoholic beverages entirely. This includes consumption at home as a result of various factors, including the COVID-19 pandemic, shifts in social trends, and shifts to purchases of our products to e-commerce retailers. These shifts in consumption and purchasing channels, which could adversely impact our profitability, have accelerated during the COVID-19 pandemic and the resulting quarantines, “stay at home” orders, travel restrictions, retail, restaurant, bar, and hotel closures, social distancing requirements, and other government action. Consumers also may begin to prefer the products of competitors or may generally reduce their demand for brands produced by larger companies. Over the past several years, the number of small, local distilleries in the United States has grown significantly. This growth is being driven by a trend of consumers showing increasing interest in locally produced, regionally sourced products. As more brands enter the market, increased competition could negatively affect demand for our premium and super-premium American whiskey brands, including Jack Daniel’s. In addition, we could experience unfavorable business results if we fail to attract consumers from diverse backgrounds and ethnicities in all markets where we sell our products. Also, expansion into new product categories by other suppliers, or innovation by new entrants into the market, could increase competition in our product categories. For example, we have observed an increase in diversification by various consumer goods companies such as the entrance of both traditional beer and soft drink companies into the RTD market and the entrance of both beer and spirits companies into the cannabis market – expanding the potential for competition in the spirits market from various sectors of the consumer goods industry. Increased competition may, among other things, negatively impact our ability to maintain or gain market share; increase pricing pressure, which inhibits our ability to adequately respond to inflationary changes in commodities used in making our products; require increases in marketing and promotional activities; and negatively impact the market for our premium and super-premium products. To continue to succeed, we must anticipate or react effectively to shifts in demographics, our competition, consumer behavior, consumer preferences, drinking tastes, and drinking occasions.
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
Some of our largest brands, including Jack Daniel's and our tequilas, are distilled at single locations. A catastrophic event causing physical damage, disruption, or failure at any one of our major distillation or bottling facilities, including facilities that support the production of our premium brands such as Woodford Reserve and Old Forester, could adversely affect our business. Further, because whiskeys and some tequilas are aged for various periods, we maintain a substantial inventory of aged and maturing products in warehouses at a number of different sites. The loss of a substantial amount of aged inventory – through fire, other natural or man-made disaster, contamination, or otherwise – could significantly reduce the supply of the affected product or products. These and other supply (or supply chain) disruptions could prevent us from meeting consumer demand for the affected products in the near term or the short term. In addition to catastrophic events identified above, supply disruptions could include the temporary inability to make our products at normal levels or at all. We could also experience disruptions if our suppliers are unable to deliver supplies as a result of the COVID-19 pandemic or otherwise. Disaster recovery plans may not prevent business disruption, and reconstruction of any damaged facilities could require a significant amount of time and resources.
The inherent uncertainty in supply/demand forecasting could adversely affect our business, particularly with respect to our aged products.
There is an inherent risk of forecasting imprecision in determining the quantity of aged and maturing products to produce and hold in inventory in a given year for future sale. The forecasting strategies we use to balance product supply with fluctuations in consumer demand may not be effective for particular years or products. For example, in addition to our American and Irish whiskeys and some tequilas, which are aged for various periods, our Scotch whisky brands, require long-term maturation – an average of 12 years with limited releases of 30 years or more – making forecasts of demand for such products in future periods subject to significant uncertainty. Our tequila supply is also dependent on the growth cycle of our agave plants which take approximately seven years to reach full maturity, requiring us to make forecasts of demand for our tequilas over a long-time horizon to determine in advance how much agave to plant. Factors that affect our ability to forecast accurately include changes in business strategy, market demand, consumer preferences, macroeconomic conditions, introductions of competing products, and other changes in market conditions. Additionally, our supply of aged products can deviate from expectations due to changes in forecasted maturation loss. Any forecasting error could lead to our inability to meet the objectives of our business strategy, failure to meet future demand, or a future surplus of inventory and consequent write-down in value of raw materials. A failure to accurately forecast demand for our products or efficiently manage inventory, could have a material adverse effect on our business and financial results. Further, we cannot be certain that we will be successful in using various levers, such as pricing changes, to create the desired balance of available supply and consumer demand for particular years or products. As a consequence, we may be unable to meet consumer demand for the affected products for a period of time. Furthermore, not having our products in the market consistently may adversely affect our brand equity and future sales.
Higher costs or unavailability of water, raw materials, product ingredients, or labor could adversely affect our financial results.
Our products use materials and ingredients that we purchase from suppliers. Our ability to make and sell our products depends upon the availability of the raw materials, product ingredients, finished products, wood, glass and PET bottles, cans, bottle closures, packaging, and other materials used to produce and package them. Without sufficient quantities of one or more key materials, our business and financial results could suffer. For instance, only a few glass producers make bottles on a scale sufficient for our requirements, and a single producer supplies most of our glass requirements. Beginning in 2020, as a result of global supply chain challenges, our primary glass provider was not able to produce sufficient quantities to meet our needs, which increased our cost of production and adversely affected our financial results. While we continue to see improvements in our glass supply, overall supply chain logistics and transportation continue to be constrained, impacting our route to market costs and lead times. We project that logistics and transport constraints will persist at least through calendar 2022 and possibly through calendar 2023. Similar new supply chain challenges may occur in the future, making it difficult and more expensive to produce and deliver our products. For example, if we were to experience a disruption in the supply of American white oak logs or steel to produce the new charred oak barrels in which we age our whiskeys, our production capabilities could be compromised. If any of our key suppliers were no longer able to meet our timing, quality, or capacity requirements, ceased doing business with us, or significantly raised prices, and we could not promptly develop alternative cost-effective sources of supply or production, our operations and financial results could suffer.
Higher costs or insufficient availability of suitable grain, agave, water, grapes, wood, glass, closures, and other input materials, or higher associated labor costs or insufficient availability of labor, may adversely affect our financial results. Similarly, when energy costs rise, our transportation, freight, and other operating costs, such as distilling and bottling expenses, also may increase. Our freight cost and the timely delivery of our products could be adversely affected by a number of factors that could reduce the profitability of our operations, including driver or equipment shortages, higher fuel costs, weather conditions, traffic congestion, shipment container availability, rail shut down, increased government regulation, and other matters. Our financial results may be adversely affected if we are not able to pass along energy, freight, or other input cost increases through higher prices to our customers without reducing demand or sales. For example, in connection with the COVID-19 pandemic, we experienced supply chain disruptions in connection with the availability of timely modes of transportation to ship our products globally.
International or domestic geopolitical or other events, including the imposition of any tariffs or quotas by governmental authorities on any raw materials that we use in the production of our products, could adversely affect the supply and cost of these raw materials to us. For example, the global economy has been negatively impacted by Russia’s invasion of Ukraine. Global grain and energy markets have become increasingly volatile as sanctions have been imposed on Russia by other countries, including the United States and the European Union, in response to the invasion. As a result, we have suspended our operations in Russia, and it is not clear if, or when, we will be able to resume doing business in Russia. While we do not currently expect our production operations to be directly impacted by the conflict, changes in global grain and commodity pricing and availability may impact the markets in which we operate. If we cannot offset higher raw material costs with higher selling prices, increased sales volume, or reductions in other costs, our profitability could be adversely affected.
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
Unfavorable global or regional economic conditions may be triggered by numerous developments beyond our control, including geopolitical events, health crises such as the COVID-19 pandemic, and other events that trigger economic volatility on a global or regional basis. Those types of unfavorable economic conditions could adversely affect our business and financial results. In particular, a significant deterioration in economic conditions, including economic slowdowns or recessions, increased unemployment levels, inflationary pressures or disruptions to credit and capital markets, could lead to decreased consumer confidence in certain countries and consumer spending more generally, thus reducing consumer demand for our products. For example, in 2021 and continuing into 2022, the United States and European Union have experienced a rapid increase in inflation levels. Such heightened inflationary levels may negatively impact consumer disposable income and discretionary spending and, in turn, reduce consumer demand for our premium products and increase our costs. Unfavorable economic conditions could also cause governments to increase taxes on beverage alcohol to attempt to raise revenue, reducing consumers' willingness to make discretionary purchases of beverage alcohol products or pay for premium brands such as ours.
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
The success of our brands depends upon the positive image that consumers have of them. We could decide to or be required to recall products due to suspected or confirmed product contamination, product tampering, spoilage, regulatory non-compliance, food safety issues, or other quality issues. Any of these events could adversely affect our financial results. Actual contamination, whether deliberate or accidental, could lead to inferior product quality and even illness, injury, or death to consumers, potential liability claims, and material loss. Should a product recall become necessary, or we voluntarily recall a product in the event of contamination, damage, or other quality issue, sales of the affected product or our broader portfolio of brands could be adversely affected. A significant product liability judgment or widespread product recall may negatively impact sales and our business and financial results. Even if a product liability claim is unsuccessful or is not fully pursued, resulting negative publicity could adversely affect our reputation with existing and potential customers and our corporate and brand image.
Negative publicity could affect our business performance.
Unfavorable publicity, whether accurate or not, related to our industry or to us or our products, brands, marketing, executive leadership, employees, Board of Directors, family shareholders, operations, current or anticipated business performance, or environmental or social efforts could negatively affect our corporate reputation, stock price, ability to attract and retain high-quality talent, or the performance of our brands and business. Adverse publicity or negative commentary on social media outlets, whether accurate or not, particularly any that go “viral,” could cause consumers or other stakeholders to react by disparaging or avoiding our brands or company, which could materially negatively affect our financial results. Additionally, investor advocacy groups, institutional investors, other market participants, shareholders, employees, consumers, customers, and policymakers have focused increasingly on the environmental, social, and governance (“ESG”) or “sustainability” positions and practices of companies. If our ESG positions or practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, our corporate reputation, stock price, ability to attract and retain high-quality talent, and the performance of our brands and business may be negatively affected. Stakeholders who disagree with our company's actions, positions, or statements may speak negatively or advocate against the company, with the potential to harm our reputation or business through negative publicity, adverse government treatment, or other means.
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
We might not succeed in our strategies for investments, acquisitions, dispositions and other strategic transactions.
From time to time, we acquire or invest in additional brands or businesses. We expect to continue to seek acquisition and investment opportunities that we believe will increase long-term stockholder value, but we may not be able to find investment opportunities, or purchase brands or businesses, at acceptable prices and terms. Acquisitions and investments involve risks and uncertainties, including potential difficulties integrating acquired brands and personnel; the possible loss of key customers or employees most knowledgeable about the acquired business; implementing and maintaining consistent U.S. public company standards, controls, procedures, policies, and information systems; exposure to unknown liabilities; business disruption; and management distraction or departure. Acquisitions, investments, or joint ventures could also lead us to incur additional debt and related interest expenses or issue additional shares, and result in a reduction in our earnings per share and a decrease in our return on invested capital. We could incur future restructuring charges or record impairment losses on the value of goodwill or other intangible assets resulting from previous acquisitions, which may also negatively affect our financial results.
From time to time, we also consider disposing of assets or businesses that may no longer meet our financial or strategic objectives. In selling assets or businesses, we may not get prices or terms as favorable as we anticipated. We could also encounter difficulty in finding buyers on acceptable terms in a timely manner, which could delay our accomplishment of strategic objectives. Expected cost savings from reduced overhead, relating to the sold assets, may not materialize. The overhead reductions could temporarily disrupt our other business operations. Any of these outcomes could negatively affect our financial results.
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
Additionally, in 2018, the United States imposed tariffs on steel and aluminum. In response, a number of countries imposed retaliatory tariffs on U.S. imports, including on our American whiskey products. Such retaliatory tariffs have negatively affected our results of operations through lower net sales and higher cost of sales. However, in October 2021, the United States and the European Union reached an agreement whereby, beginning January 1, 2022, the U.S. lifted the steel and aluminum duties and applied a tariff-rate-quota allowing duty-free importation of steel and aluminum from the European Union based on historical volumes, and, in response, the European Union suspended its retaliatory tariffs that have been in place on certain U.S. products, including our American whiskey products. Likewise, in March 2022, the United States and the United Kingdom reached a similar agreement, effective on June 1, 2022. Any new or additional increases in tariffs, custom duties, or other restrictions or barriers on imports and exports, or the further deterioration of economic relations between the United States and other countries could result in an increase in the price of our products and, to the extent that we absorb the costs of tariffs, result in higher cost of goods sold and lower gross profit and margins. Additionally, it could limit the availability of our products and prompt consumers to seek alternative products. Our success will depend, in part, on our ability to overcome the challenges we encounter with respect to these risks and other factors affecting U.S. export companies with a global business.
A failure to comply with anti-corruption laws, trade sanctions and restrictions, or similar laws or regulations may have a material adverse effect on our business and financial results.

Some of the countries where we do business have a higher risk of corruption than others. While we are committed to doing business in accordance with all applicable laws, including anti-corruption laws and global trade restrictions, we remain subject to the risk that an employee, or one of our many direct or indirect business partners, may take action determined to be in violation of international trade, money laundering, anti-corruption, or other laws, sanctions, or regulations, including the U.S. Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act 2010, or equivalent local laws. Because the COVID-19 pandemic has negatively impacted numerous local economies, government intervention in local economies and businesses has increased, which has elevated the risk of and opportunity for corruption. Any determination that our operations or activities are not in compliance with applicable laws or regulations, particularly those related to anti-corruption and international economic or trade sanctions, could result in investigations, interruption of business, loss of business partner relationships, suspension or termination of licenses and permits (our own or those of our partners), imposition of fines, legal or equitable sanctions, negative publicity, and management distraction or departure. Further, our continued compliance with applicable anti-corruption, economic and trade sanctions, or other laws or regulations, our Code of Conduct, Code of Ethics for Senior Financial Officers, and our other policies could result in higher operating costs, delays, or even competitive disadvantages.
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
Our business is subject to extensive regulatory requirements regarding production, exportation, importation, marketing and promotion, labeling, distribution, pricing, and trade practices, among others. Changes in laws, regulatory measures, or governmental policies, or the manner in which current ones are interpreted, could cause us to incur material additional costs or liabilities and jeopardize the growth of our business in the affected market. Specifically, governments may prohibit, impose, or increase limitations on advertising and promotional activities, or times or locations where beverage alcohol may be sold or consumed, or adopt other measures that could limit our opportunities to reach consumers or sell our products. Certain countries historically have banned all television, newspaper, magazine, and digital commerce/advertising for beverage alcohol products. Increases in regulation of this nature could substantially reduce consumer awareness of our products in the affected markets and make the introduction of new products more challenging.
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
Our business is sensitive to changes in both direct and indirect taxes. New tax rules, accounting standards, or pronouncements, and changes in interpretation of existing rules, standards, or pronouncements could have a material adverse effect on our business and financial results. As a multinational company based in the United States, we are more exposed to the impact of changes in U.S. tax legislation and regulations than most of our major competitors, especially those that affect the effective corporate income tax rate. For example, tax proposals sponsored by the current U.S. presidential administration could lead to U.S. tax changes, including significant increases to the U.S. corporate income tax rate and the minimum tax rate on certain earnings of foreign subsidiaries. While we are unable to predict whether any of these changes will ultimately be enacted, if these or similar proposals are enacted into law, they could negatively impact our effective tax rate and reduce net earnings.
At the global level, potential changes in tax rules or the interpretation of tax rules arising out of the Base Erosion and Profit Shifting project initiated by the Organization for Economic Co-operation and Development include increased residual profit allocations to market jurisdictions and the implementation of a global minimum tax rate. It is possible that the adoption of these or other proposals could have a material impact on our net income and cash flows. Furthermore, changes in the earnings mix or applicable foreign tax laws could also negatively impact our effective tax rates.
Our business operations are also subject to numerous duties or taxes that are not based on income, sometimes referred to as “indirect taxes.” These indirect taxes include excise taxes, sales or value-added taxes, property taxes, payroll taxes, import and export duties, and tariffs. Increases in or the imposition of new indirect taxes on our operations or products would increase the cost of our products or materials used to produce our products or, to the extent levied directly on consumers, make our products less affordable, which could negatively affect our financial results by reducing purchases of our products and encouraging consumers to switch to lower-priced or lower-taxed product categories. As governmental entities look for increased sources of revenue, they may increase taxes on beverage alcohol products. In fiscal 2022, we have observed excise tax increases in Turkey, France, Finland, Romania, and the annual Australian increase tied to the consumer price index, while we also note that Brazil enacted an excise tax decrease. Additionally, during fiscal 2022, Australia is considering proposals to change the country’s overall beverage alcohol tax policies.
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
Various jurisdictions have adopted or may seek to adopt significant additional product labeling or warning requirements or impose limitations on the availability of our products relating to the content or perceived adverse health consequences of some of our products. Several such labeling regulations or laws require warnings on any product with substances that the jurisdiction lists as potentially associated with cancer or birth defects. Our products already raise health and safety concerns for some regulators, and heightened requirements could be imposed. For example, in 2020 in Australia and New Zealand, after concerted campaigning from advocacy groups, the government legislated mandatory pregnancy warning labels to be applied to alcohol beverages with a transition period of three years. Additionally, in February 2021, the European Union published its Europe Beating Cancer Plan. As part of the plan, by the end of 2023, the European Union will issue a proposal for mandatory health warnings on beverage alcohol product labels. Such campaigns could result in additional governmental regulations concerning the production, marketing, labeling, or availability of our products, any of which could damage our reputation, make our premium brands unrecognizable, or reduce demand for our products, which could adversely affect our profitability. If additional or more severe requirements of this type are imposed on one or more of our major products under current or future health, environmental, or other laws or regulations, they could inhibit sales of such products. Further, we cannot predict whether our products will become subject to increased rules and regulations, which, if enacted, could increase our costs or adversely impact sales.
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
Many global spirits brands, including some of our brands, experience problems with product counterfeiting and other forms of trademark infringement. We combat counterfeiting by working with other companies in the spirits industry through our membership in the Alliance Against Counterfeit Spirits (AACS) and with brand owners in other industries via our membership in React, an anti-counterfeiting network organization. While we believe AACS and React are effective organizations, they are not active in every market, and their efforts are subject to obtaining the cooperation of local authorities and courts in the markets where they are active. Despite the efforts of AACS, React, and our own teams, lower-quality and counterfeit products that could be harmful to consumers could reach the market and adversely affect our intellectual property rights, brand equity, corporate reputation, and financial results. In addition, the industry as a whole could suffer negative effects related to the manufacture, sale, and consumption of illegally produced beverage alcohol. In connection with the COVID-19 pandemic and its resulting economic impacts, a reduction in government actions and interventions in local economies and businesses may create an elevated risk of, and opportunity for, counterfeiting.
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
Increased IT security threats and more sophisticated cybercrimes and cyberattacks, including computer viruses and other malicious codes, ransomware, unauthorized access attempts, denial of service attacks, phishing, social engineering, hacking, and other types of attacks, pose a risk to the security and availability of our IT systems, networks, and services, including those that are managed, hosted, provided, or used by third parties, as well as the confidentiality, availability, and integrity of our data and the data of our customers, partners, consumers, employees, stockholders, suppliers, and others. As a result of the COVID-19 pandemic, a greater number of our employees are working remotely and accessing our technology infrastructure remotely, which further increases our attack surface. For example, in July 2020, we discovered a data breach incident involving malware and related behaviors that resulted in unauthorized access to our IT networks.
Unauthorized access to our IT network or that of our service providers could result in failure of our IT systems, networks, or services to function properly. This could lead to the loss or unauthorized disclosure of our business strategy or other sensitive information; interruptions in our ability to manage operations; and reputational, competitive, or business harm, which may adversely affect our business operations or financial results. In addition, such IT disruptions could result in unauthorized disclosure of material confidential information, resulting in financial and reputational damage because of lost or misappropriated confidential information belonging to us or to our partners, customers, consumers, employees, or former employees and their beneficiaries, stockholders, suppliers, or others.
As a result of any cyber breach or IT disruption, we could also be required to spend significant financial and other resources to remedy the damage. Those expenditures could include repairing or replacing networks and IT systems, which could require a significant amount of time and financial investment; responding to claims from employees, former employees, stockholders, suppliers, customers, consumers, or others; handling related litigation or governmental inquiries; or paying significant fines to regulatory agencies. Furthermore, a cyber breach at any one of our suppliers, customers, or other direct or indirect business partners could have similar impacts. Any cyber breach or IT disruption could have a material adverse effect on our business.
In the ordinary course of our business, we receive, process, transmit, and store information relating to identifiable individuals (personal data), primarily employees and former employees, but also relating to beneficiaries of employees or former employees, customers, and consumers. As a result, we are subject to various U.S. federal and state and foreign laws and regulations relating to personal data in various jurisdictions around the world. These laws change frequently, and new legislation in this area may be enacted in other jurisdictions at any time. Such laws and regulations include the California Consumer Protection Act, the California Privacy Rights Act, which will take effect on January 1, 2023, and the European Union General Data Protection Regulation (GDPR). These types of laws and regulations subject us to, among other things, additional costs and expenses and may require costly changes to our business practices and security systems, policies, procedures, and practices. Improper disclosure of personal data in violation of personal data protection laws, including the GDPR, could harm our reputation, cause loss of consumer confidence, subject us to government enforcement actions (including fines), or result in private litigation against us, which could result in loss of revenue, increased costs, liability for monetary damages, fines, or criminal prosecution, all of which could negatively affect our business and operating results.
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

We have two classes of common stock. Our Class A common stock is entitled to full voting powers, including in the elections of directors, while our Class B common stock may not vote except as provided by the laws of Delaware. We have had two classes of common stock since 1959, when our stockholders approved the issuance of two shares of Class B non-voting common stock to every holder of our voting common stock. Such dual-class share structures have increasingly come under the scrutiny of major indices, institutional investors, and proxy advisory firms, with some calling for the reclassification of nonvoting common stock.

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
In addition to our company-owned production locations and our corporate offices in Louisville, Kentucky, we lease office space for use in our sales, marketing, and administrative operations in the United States and in over 50 other cities around the world. The lease terms expire at various dates and are generally renewable. We believe that our facilities are in good condition and are adequate for our business.

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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our Class A and Class B common stock is traded on the New York Stock Exchange under the symbols “BFA” and “BFB,” respectively. As of May 31, 2022, there were 1,899 holders of record of Class A common stock and 3,885 holders of record of Class B common stock. Because of overlapping ownership between classes, as of May 31, 2022, we had only 5,029 distinct common stockholders of record.
Stock Performance Graph
The graph below compares the cumulative total shareholder return of our Class B common stock for the last five fiscal years with the Standard & Poor's (S&P) 500 Index, the Dow Jones U.S. Consumer Goods Index, and the Dow Jones U.S. Food & Beverage Index. The information presented assumes an initial investment of $100 on April 30, 2017, and that all dividends were reinvested. The graph shows the value that each of these investments would have had on April 30 in the years since 2017.

Five-Year Cumulative Total Shareholder Return
Assumes Initial Investment of $100
(as of April 30, 2022; dividends reinvested)

$250
$200
$150
$100
$50
$0
2017
2018
2019
2020
2021
2022
Brown-Forman Corporation
S&P 500 Total Return Index
Dow Jones U.S. Consumer Goods Index
Dow Jones U.S. Food & Beverage Index

	2017	2018	2019	2020	2021	2022
Brown-Forman Corporation	$100	$153	$147	$174	$215	$195
S&P 500 Total Return Index	$100	$113	$129	$130	$189	$190
Dow Jones U.S. Consumer Goods Index	$100	$98	$109	$109	$169	$175
Dow Jones U.S Food & Beverage Index	$100	$97	$111	$110	$138	$156

Item 6. [Reserved]

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
“Organic change” in measures of statements of operations. We present changes in certain measures, or line items, of the statements of operations that are adjusted to an “organic” basis. We use “organic change” for the following measures of the statements of operations: (a) organic net sales; (b) organic cost of sales; (c) organic gross profit; (d) organic advertising expenses; (e) organic selling, general, and administrative (SG&A) expenses; (f) organic other expense (income) net; (g) organic operating expenses2; and (h) organic operating income. To calculate these measures, we adjust, as applicable, for (1) acquisitions and divestitures, (2) foreign exchange, (3) impairment charges, and (4) a commitment to our charitable foundation. We explain these adjustments below.
•“Acquisitions and divestitures.” This adjustment removes (a) the gain or loss recognized on sale of divested brands, (b) any non-recurring effects related to our acquisitions and divestitures (e.g., transaction, transition, and integration costs or income), and (c) the effects of operating activity related to acquired and divested brands for periods not comparable year over year (non-comparable periods). Excluding non-comparable periods allows us to include the effects of acquired and divested brands only to the extent that results are comparable year over year.
During fiscal 2021, we sold our Early Times, Canadian Mist, and Collingwood brands and related assets, which resulted in a pre-tax gain of $127 million, and entered into a related transition services agreement (TSA) for these brands. Also, during fiscal 2021, we acquired Part Time Rangers Limited, which owns Part Time Rangers RTDs. See Note 12 to the Consolidated Financial Statements for more information.
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
•“Foreign exchange.” We calculate the percentage change in certain line items of the statements of operations in accordance with GAAP and adjust to exclude the cost or benefit of currency fluctuations. Adjusting for foreign exchange allows us to understand our business on a constant-dollar basis, as fluctuations in exchange rates can distort the organic
2 Operating expenses include advertising expense, SG&A expense, and other expense (income), net.

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
During the first three quarters of fiscal 2022, we recognized non-cash impairment charges of $9 million for certain fixed assets. During the fourth quarter of fiscal 2022, we recognized a non-cash impairment charge of $52 million for our Finlandia brand name. See “Critical Accounting Policies and Estimates” below and Note 14 to the Consolidated Financial Statements for more information.We believe that these adjustments allow for us to better understand our organic results on a comparable basis.
•“Foundation.” During the fourth quarter of fiscal 2021, we committed $20 million to the Brown-Forman Foundation (the Foundation) to support the communities where our employees live and work. This adjustment removes the $20 million commitment to the Foundation from our organic SG&A expenses and organic operating income to present our organic results on a comparable basis.
We use the non-GAAP measure “organic change”, along with other metrics, to: (a) understand our performance from period to period on a consistent basis; (b) compare our performance to that of our competitors; (c) calculate components of management incentive compensation; (d) plan and forecast; and (e) communicate our financial performance to the Board of Directors, stockholders, and investment community. We provide reconciliations of the “organic change” in certain line items of the statements of operations to their nearest GAAP measures in the tables under “Results of Operations - Fiscal 2022 Highlights” and “Results of Operations - Year-Over-Year Comparisons.” We have consistently applied the adjustments within our reconciliations in arriving at each non-GAAP measure. We believe these non-GAAP measures are useful to readers and investors because they enhance the understanding of our historical financial performance and comparability between periods.
As of the third quarter ended January 31, 2022, we changed certain non-GAAP financial measures that we have historically used. We no longer report “underlying changes” in certain measures of the statements of operations; instead, we now report “organic change” for certain measures of the statements of operations. “Organic change” includes all of the non-GAAP adjustments that we have historically made in adjusting GAAP to “underlying change” results, except that “organic change” does not include an adjustment for “estimated net change in distributor inventories,” which reflected the estimated net effect of changes in distributor inventories on changes in certain line items of the statements of operations. This change to our non-GAAP financial measures was in response to comments from and discussions with the Staff of the Securities and Exchange Commission.

Although we no longer provide non-GAAP financial measures that adjust for “estimated net change in distributor inventories,” we still believe that our results are affected by changes in distributor inventories, particularly in our largest market, the United States, where the spirits industry is subject to regulations that essentially mandate a so-called “three-tier system,” with a value chain that includes suppliers, distributors and retailers. Accordingly, we continue to provide information concerning fluctuations in distributor inventories. We believe such information is useful in understanding our performance and trends as it provides relevant information regarding customers’ demand for our products.
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
Geographic Aggregations.
In “Results of Operations - Fiscal 2022 Market Highlights,” we provide supplemental information for our largest markets ranked by percentage of total fiscal 2022 net sales. In addition to markets listed by country name, we include the following aggregations:

•“Developed International” markets are “advanced economies” as defined by the IMF, excluding the United States. In fiscal 2022, our largest developed international markets were Germany, Australia, the United Kingdom, and France. This aggregation represents our net sales of branded products to these markets.
•“Emerging” markets are “emerging and developing economies” as defined by the IMF. In fiscal 2022, our largest emerging markets were Mexico, Poland, Brazil, Russia, and Chile. This aggregation represents our net sales of branded products to these markets.
•“Travel Retail” represents our net sales of branded products to global duty-free customers, other travel retail customers, and the U.S. military, regardless of customer location.
•“Non-branded and bulk” includes our net sales of used barrels, contract bottling, and bulk whiskey and wine, regardless of customer location.
Brand Aggregations.
In “Results of Operations - Fiscal 2022 Brand Highlights,” we provide supplemental information for our largest brands ranked by percentage of total fiscal 2022 net sales. In addition to brands listed by name, we include the following aggregations:
•“Whiskey” includes all whiskey spirits and whiskey-based flavored liqueurs, ready-to-drink (RTD), and ready-to-pour products (RTP). The brands included in this category are the Jack Daniel’s family of brands, the Woodford Reserve family of brands (Woodford Reserve), the Old Forester family of brands (Old Forester), GlenDronach, Benriach, Glenglassaugh, Slane Irish Whiskey, and Coopers’ Craft.
•“American whiskey” includes the Jack Daniel’s family of brands and premium bourbons (defined below).
•“Jack Daniel's family of brands” includes Jack Daniel’s Tennessee Whiskey (JDTW), Jack Daniel’s RTD and RTP products (JD RTD/RTP), Jack Daniel’s Tennessee Honey (JDTH), Gentleman Jack, Jack Daniel’s Tennessee Fire (JDTF), Jack Daniel’s Tennessee Apple (JDTA), Jack Daniel’s Single Barrel Collection (JDSB), Jack Daniel’s Tennessee Rye Whiskey (JDTR), Jack Daniel’s Sinatra Select, Jack Daniel’s Bonded, Jack Daniel’s No. 27 Gold Tennessee Whiskey, Jack Daniel’s Bottled-in-Bond, Jack Daniel’s 10 Year Old, and Jack Daniel’s Triple Mash.
•“Jack Daniel’s RTD and RTP” products include all RTD line extensions of Jack Daniel’s, such as Jack Daniel’s & Cola, Jack Daniel’s Country Cocktails, Jack Daniel’s Double Jack, and other malt- and spirit-based Jack Daniel’s RTDs along with Jack Daniel’s Winter Jack RTP.
•“Premium bourbons” includes Woodford Reserve, Old Forester, and Coopers’ Craft.
•“Super-premium American whiskey” includes Woodford Reserve, Gentleman Jack, and other super-premium Jack Daniel's expressions.
•“Tequila” includes the Herradura family of brands (Herradura), el Jimador, New Mix, and other tequilas.
•“Wine” includes Korbel Champagnes and Sonoma-Cutrer wines.
•“Vodka” includes Finlandia.
•“Non-branded and bulk” includes our net sales of used barrels, contract bottling, and bulk whiskey and wine.
Other Metrics.
•“Shipments.” We generally record revenues when we ship or deliver our products to our customers. In this report, unless otherwise specified, we refer to shipments when discussing volume.
•“Depletions.” This is a term commonly used in the beverage alcohol industry to describe volume. Depending on the context, depletions usually means either (a) where Brown-Forman is the distributor, shipments directly to retail or wholesale customers or (b) where Brown-Forman is not the distributor, shipments from distributor customers to retailers and wholesalers. We believe that depletions measure volume in a way that more closely reflects consumer demand than our shipments to distributor customers do.
•“Consumer takeaway.” When discussing trends in the market, we refer to consumer takeaway, a term commonly used in the beverage alcohol industry that refers to the purchase of product by consumers from retail outlets, including products purchased through e-commerce channels, as measured by volume or retail sales value. This information is provided by third parties, such as Nielsen and the National Alcohol Beverage Control Association (NABCA). Our estimates of market share or changes in market share are derived from consumer takeaway data using the retail sales value metric. We believe consumer takeaway is a leading indicator of consumer demand trends.
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

Significant Developments
Below we discuss the significant developments in our business during fiscal 2021 and fiscal 2022. These developments relate to the COVID-19 pandemic (COVID-19), supply chain disruptions, Russia’s invasion of Ukraine, innovation, and capital deployment.
COVID-19
We experienced strong, broad-based reported net sales growth across all of our geographic clusters and Travel Retail channel due to the gradual re-opening of the on-premise channel, some degree of travel and tourism returning, and growing premiumization trends. While the financial impact of COVID-19 on our business is difficult to measure, we believe the timing and pace of global vaccination rates, governmental actions to lower or eliminate restrictions in certain economies around the world, and the post-pandemic economic recovery positively impacted our results when compared to the same prior-year period. We further discuss the effect of COVID-19 on our results where relevant below.
Supply Chain Disruptions
Our results were negatively impacted by supply chain disruptions, largely related to glass supply. These disruptions curtailed our ability to fully meet demand and therefore negatively affected our net sales. Additionally, we incurred higher input and transportation costs due to the supply chain disruptions. We further discuss the effect of supply chain disruptions on our results where relevant below.
Russia’s Invasion of Ukraine
Russia’s invasion of Ukraine, which began in February 2022, had a negative effect on our fiscal 2022 operating results. The most significant effect was the $52 million non-cash impairment charge for our Finlandia brand name (see Note 4 to the Consolidated Financial Statements for more information), which reflects a decline in our long-term outlook for Finlandia due to the suspension of operations in Russia, a key market for the brand. Additionally, operating income was negatively affected by other items attributable to the conflict such as (a) the suspension of our commercial operations in Russia and our diminished ability to conduct business in Ukraine, (b) bad debt expense, (c) inventory write-offs, and (d) severance expense. These negative effects were partially offset by the gain on terminated Russian ruble hedge contracts.
Although reported net sales were negatively affected by the suspension of our commercial operations in Russia and our diminished ability to conduct business in Ukraine as a result of the conflict, the overall impact was not material to our consolidated full-year reported net sales growth rate, because (a) Russia and Ukraine represent a small share of total reported net sales and (b) the impact occurred in the fourth quarter of the fiscal year. Prior to the onset of the conflict, Russia and Ukraine represented approximately 2% of our reported net sales. We expect the conflict to have a more significant negative effect on our fiscal 2023 reported net sales results, reflecting a full-year impact of the suspension of commercial operations in Russia, and the ongoing disruption of our business in Ukraine. We further discuss the effect of the conflict on our fiscal 2022 results where relevant below.
Innovation
•Jack Daniel’s family of brands. Innovation within the Jack Daniel’s family of brands has contributed to our growth in the last two years as described below.
◦In fiscal 2021 and fiscal 2022, we continued the international launch of Jack Daniel’s Tennessee Apple, expanding to certain developed international and emerging markets.
◦In fiscal 2021, we introduced new spirit-based RTD products in the United States.
◦In fiscal 2022, we launched Jack Daniel’s 10 Year Old in the United States.
•Tequila brands. Tequila continues to be an attractive category, particularly in the United States, with both Herradura and el Jimador contributing significantly to our overall net sales growth. In fiscal 2021, we introduced Herradura Legend in the United States.
Capital Deployment
•We have focused our capital deployment initiatives on (a) ensuring adequate liquidity and flexibility during the COVID-19 pandemic, (b) fully investing in our existing business, (c) continued execution of our acquisitions and divestitures strategy, and (d) returning cash to our stockholders through regular and special dividends.

•Investments. During fiscal 2021 and fiscal 2022, our capital expenditures totaled $200 million and focused on enabling the growth of our premium whiskey brands:
◦During fiscal 2021, a $125 million capital investment was approved by our Board of Directors to expand our bourbon-making capacity in Kentucky to meet anticipated future consumer demand.
◦During fiscal 2022, a $50 million capital investment was approved by our Board of Directors to expand our scotch-making capacity to meet anticipated future consumer demand.
◦To support the continued growth of JDTW, we built an additional barrel warehouse at our Jack Daniel’s distillery during fiscal 2022.
•Acquisitions and divestitures. During fiscal 2021, we sold our Early Times, Canadian Mist, and Collingwood brands and related assets. Also in fiscal 2021, we acquired Part Time Rangers Holdings Limited, which owns Part Time Rangers RTDs. See Note 12 to the Consolidated Financial Statements for more information.
•Cash returned to stockholders. During fiscal 2021 and fiscal 2022, we returned $1.2 billion to our stockholders through regular and special dividends.

Executive Summary
Fiscal 2022 Highlights
•We delivered reported net sales of $3.9 billion, an increase of 14% compared to fiscal 2021. Reported net sales growth was driven by higher volumes and favorable price/mix, partially offset by the negative effect of foreign exchange and the effect of acquisitions and divestitures. An estimated net increase in distributor inventories positively impacted reported net sales. Organic net sales increased 17% compared to fiscal 2021.
◦From a brand perspective, reported net sales growth was driven by JDTW, our tequilas, and premium bourbons.
◦From a geographic perspective, the United States, emerging markets, developed international markets, and the Travel Retail channel all contributed significantly to reported net sales growth.
Supply chain disruptions had an adverse effect on results.
•We delivered reported operating income of $1.2 billion, an increase of 3% compared to fiscal 2021. The increase in reported operating income was driven by reported net sales growth and the absence of the $20 million commitment to the Foundation in fiscal 2021, partially offset by (a) the effect of acquisitions and divestitures (primarily the fiscal 2021 gain on sale of Early Times, Canadian Mist, and Collingwood), (b) impairment charges, and (c) the negative effect of foreign exchange. Organic operating income increased 27% compared to fiscal 2021.
•We delivered diluted earnings per share of $1.74, a decrease of 7% compared to fiscal 2021, due to higher income taxes, partially offset by an increase in reported operating income. Earnings per share in fiscal 2021 included an estimated $0.20 per share benefit from the gain on sale of Early Times, Canadian Mist, and Collingwood and related assets.
•Our return on average invested capital decreased to 17.7% in fiscal 2022, compared to 19.6% in fiscal 2021, driven primarily by higher income taxes. Return on average invested capital in fiscal 2021 benefited from the gain on sale of Early Times, Canadian Mist, and Collingwood and related assets.

Summary of Operating Performance Fiscal 2021 and Fiscal 2022

			2021 vs. 2022
Fiscal year ended April 30	2021	2022	Reported Change		Organic Change[1]

Net sales	$3,461	$3,933	14%		17%
Cost of sales	$1,367	$1,542	13%		18%
Gross profit	$2,094	$2,391	14%		17%
Advertising	$399	$438	10%		11%
SG&A	$671	$690	3%		7%
Gain on sale of business	$(127)	$—	nm		n/a
Other expense (income), net	$(15)	$59	nm		nm
Operating income	$1,166	$1,204	3%		27%

Total operating expenses[2]	$1,055	$1,187	13%		8%

As a percentage of net sales[3]
Gross profit	60.5%	60.8%	0.3	pp
Operating income	33.7%	30.6%	(3.1	pp)

Interest expense, net	$79	$77	(4%)
Effective tax rate	16.5%	24.8%	8.3	pp
Diluted earnings per share	$1.88	$1.74	(7%)
Return on average invested capital[1]	19.6%	17.7%	(1.9	pp)

1See “Non-GAAP Financial Measures” above for details on our use of “organic change” and “return on average invested capital,” including how we calculate these measures and why we think this information is useful to readers.
2Operating expenses include advertising expense, SG&A expense, and other expense (income), net.
3Year-over-year changes in percentages are reported in percentage points (pp).

Results of Operations
Fiscal 2022 Market Highlights
The following table shows net sales results for our largest markets, summarized by geographic area, for fiscal 2022 compared to fiscal 2021. We discuss results of the markets most affecting our performance below the table.

Top Markets
		Net Sales % Change vs. 2021
Geographic area[1]	% of Fiscal 2022 Net Sales	Reported	Acquisitions and Divestitures	Foreign Exchange	Organic[2]
United States	49%	10%	2%	—%	12%
Developed International	29%	12%	—%	4%	16%
Germany	6%	11%	—%	3%	14%
Australia	6%	5%	—%	2%	7%
United Kingdom	6%	7%	—%	9%	15%
France	4%	(1%)	—%	3%	2%
Rest of Developed International	8%	32%	2%	3%	37%
Emerging	18%	24%	—%	5%	29%
Mexico	5%	19%	—%	(4%)	15%
Poland	3%	9%	—%	4%	13%
Brazil	2%	22%	—%	(1%)	21%
Russia	1%	7%	—%	6%	13%
Chile	1%	64%	—%	—%	64%
Rest of Emerging	7%	34%	—%	15%	49%
Travel Retail	3%	65%	2%	1%	67%
Non-branded and bulk	2%	6%	18%	1%	25%
Total	100%	14%	2%	2%	17%
Note: Results may differ due to rounding

1See “Definitions” above for definitions of market aggregations presented here.
2See “Non-GAAP Financial Measures” above for details on our use of “organic change” in net sales, including how we calculate this measure and why we believe this information is useful to readers.

Reported net sales for some of the markets discussed below were positively impacted by comparisons against COVID-19-related declines during fiscal 2021. See “Significant Developments - COVID-19” above for more information on the impact of COVID-19 on our results.
The United States, our most important market, grew reported net sales 10%, led by (a) JDTW, fueled by higher volumes and a favorable channel mix shift to the on-premise channel; (b) our premium bourbons, due to higher volumes and prices of Woodford Reserve and Old Forester; (c) our tequilas, driven by higher volumes of Herradura and el Jimador; and (d) volumetric growth of Sonoma-Cutrer. An estimated net increase in distributor inventories positively impacted reported net sales. This growth was partially offset by the effect of acquisitions and divestitures along with lower volumes of JDTH. Supply chain disruptions had an adverse effect on results.
Developed International
•Germany’s reported net sales increased 11%, fueled by volumetric gains of JDTW and JD RTDs, partially offset by the negative effect of foreign exchange.
•Australia’s reported net sales increased 5%, driven primarily by higher pricing of JD RTDs, partially offset by the negative effect of foreign exchange.

•The United Kingdom’s reported net sales increased 7%, led by volumetric growth of JDTW, partially offset by the negative effect of foreign exchange. Supply chain disruptions had an adverse effect on results.
•Reported net sales in the Rest of Developed International increased 32%, fueled by JDTW growth in Spain, Japan, and Korea, partially offset by the negative effect of foreign exchange. An estimated net increase in distributor inventories positively impacted reported net sales. Supply chain disruptions had an adverse effect on results.
Emerging
•Mexico’s reported net sales increased 19%, driven by broad-based growth across our portfolio of brands, led by Herradura and JDTW, along with the positive effect of foreign exchange. Supply chain disruptions had an adverse effect on results.
•Poland’s reported net sales increased 9%, led by JDTW and Finlandia, partially offset by the negative effect of foreign exchange. Supply chain disruptions had an adverse effect on results.
•Brazil’s reported net sales increased 22%, fueled by the launch of JDTA, favorable price/mix of JDTW, and higher volumes of JDTH. Supply chain disruptions had an adverse effect on results.
•Russia’s reported net sales increased 7%, led by the launch of JDTA and higher pricing of Finlandia, partially offset by the negative effect of foreign exchange. Our fiscal 2022 reported net sales were adversely impacted by the suspension of our commercial operations in Russia due to Russia’s invasion of Ukraine. Our fiscal 2023 outlook reflects the expected impact of a full-year suspension of our commercial operations in Russia.
•Chile’s reported net sales increased 64%, driven by broad-based growth across much of our portfolio, led by higher volumes of JDTW and the launch of JDTA. Supply chain disruptions had an adverse effect on results.
•Reported net sales in the Rest of Emerging increased 34%, driven primarily by JDTW gains, led by Turkey, Romania, and the United Arab Emirates. This growth was partially offset by the negative effect of foreign exchange (reflecting the strengthening of the dollar primarily against the Turkish lira). An estimated net increase in distributor inventories positively impacted reported net sales.
Travel Retail reported net sales increased 65%, fueled by higher volumes across much of our portfolio, led by JDTW, as we cycled against significant declines during the same prior-year period, partially offset by unfavorable price/mix.
Non-branded and bulk reported net sales increased 6%, driven by higher volumes for used barrels.

Fiscal 2022 Brand Highlights
The following table highlights the global results of our largest brands for fiscal 2022 compared to fiscal 2021. We discuss results of the brands most affecting our performance below the table.

Major Brands
	Net Sales % Change vs. 2021
Product category / brand family / brand[1]	Reported	Acquisitions & Divestitures	Foreign Exchange	Organic[2]
Whiskey	13%	2%	2%	18%
Jack Daniel’s family of brands	15%	—%	3%	17%
JDTW	20%	—%	4%	23%
JD RTD/RTP	6%	—%	1%	7%
JDTH	—%	—%	2%	2%
Gentleman Jack	(3%)	—%	2%	—%
JDTF	16%	—%	(2%)	13%
JDTA	44%	—%	2%	46%
Other Jack Daniel’s whiskey brands	17%	—%	2%	19%
Woodford Reserve	16%	—%	—%	16%
Rest of Whiskey	(10%)	37%	1%	28%
Tequila	22%	—%	(2%)	20%
Herradura	29%	—%	(1%)	28%
el Jimador	27%	—%	(1%)	27%
Rest of Tequila	6%	—%	(3%)	3%
Wine	6%	—%	—%	6%
Vodka (Finlandia)	21%	—%	2%	23%
Rest of Portfolio	10%	(2%)	14%	22%
Non-branded and bulk	6%	18%	1%	25%
Note: Results may differ due to rounding

1See “Definitions” above for definitions of brand aggregations and volume measures presented here.
2See “Non-GAAP Financial Measures” above for details on our use of “organic change” in net sales, including how we calculate this measure and why we believe this information is useful to readers.

Reported net sales for some of the brands discussed below were positively impacted by comparisons against COVID-19-related declines during fiscal 2021. See “Significant Developments - COVID-19” above for more information on the impact of COVID-19 on our results.
Whiskey
•The Jack Daniel's family of brands grew reported net sales 15%, driven by the broad-based growth of JDTW.
•JDTW generates a significant percentage of our total net sales and is our top priority. Reported net sales increased 20%, driven by (a) broad-based volume growth in the United States, developed international markets, and emerging markets; and (b) a favorable channel mix shift to the on-premise. An estimated net increase in distributor inventories positively impacted reported net sales. This growth was partially offset by the negative effect of foreign exchange. Supply chain disruptions had an adverse effect on results.
•Jack Daniel's RTD/RTP grew reported net sales 6%, driven primarily by Australia and Germany.
•Reported net sales for JDTH were flat, as broad-based gains in our international markets were offset by declines in the United States and the negative effect of foreign exchange. Supply chain disruptions had an adverse effect on results.

•JDTF grew reported net sales 16%, led by growth in emerging markets along with the positive effect of foreign exchange. An estimated net increase in distributor inventories positively impacted reported net sales. Supply chain disruptions had an adverse effect on results.
•JDTA grew reported net sales 44%, fueled by the continued international launch in our emerging markets, most notably in Chile and Brazil, along with volumetric gains in the United States. An estimated net increase in distributor inventories positively impacted reported net sales.
•Other Jack Daniel’s whiskey brands grew reported net sales 17%, largely driven by higher volumes in the United States reflecting the April 2022 inventory build in advance of the launch of Jack Daniel’s Bonded and Jack Daniel’s Triple Mash.
•Woodford Reserve’s reported net sales increased 16%, fueled by higher volumes and prices in the United States along with volumetric gains in Travel Retail. Supply chain disruptions had an adverse effect on results.
•Rest of Whiskey reported net sales declined 10% due to the effect of acquisitions and divestitures, partially offset by growth of Old Forester, BenRiach, and GlenDronach. An estimated net increase in distributor inventories positively impacted reported net sales.
Tequila
•Herradura’s reported net sales increased 29%, fueled by growth in the United States and Mexico.
•el Jimador’s reported net sales increased 27%, driven by broad-based volume growth led by the United States, Colombia, and Mexico.
Wine reported net sales increased 6%, driven primarily by higher volumes of Sonoma-Cutrer due to the reopening of the on-premise channel in the United States. An estimated net increase in distributor inventories positively impacted reported net sales.
Vodka (Finlandia) reported net sales increased 21% led by broad-based growth in emerging markets. Russia and Ukraine are key markets for Finlandia. Our fiscal 2023 outlook reflects the expected impact of a full-year suspension of our commercial operations in Russia and the ongoing impact on our ability to conduct business in Ukraine.
Rest of Portfolio reported net sales increased 10%, largely driven by the growth of Chambord in the United Kingdom and United States, partially offset by the negative effect of foreign exchange.
Non-branded and bulk. See discussion for this aggregation in “Results of Operations - Fiscal 2022 Market Highlights” above.

Year-Over-Year Comparisons
Commentary below compares fiscal 2022 to fiscal 2021 results. A comparison of fiscal 2021 to fiscal 2020 results may be found in “Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2021 (2021 Form 10-K).
Reported net sales for some markets and brands were positively impacted by comparisons against COVID-19-related declines during fiscal 2021. See “Significant Developments - COVID-19” above for more information.

Net Sales
	2022
Percentage change versus the prior fiscal year ended April 30	Volume	Price/mix	Total
Change in reported net sales	7%	7%	14%
Acquisitions and divestitures	3%	(1%)	2%
Foreign exchange	—%	2%	2%
Change in organic net sales	9%	8%	17%
Note: Results may differ due to rounding
Reported net sales of $3.9 billion increased 14%, or $472 million, in fiscal 2022 compared to fiscal 2021. Reported net sales growth was driven by higher volumes and favorable price/mix, partially offset by the negative effect of foreign exchange and the effect of acquisitions and divestitures. An estimated net increase in distributor inventories positively impacted reported net sales. Volume growth was driven by the Jack Daniel’s family of brands, led by JDTW, JD RTDs, and JDTA. Favorable price/mix was driven by faster growth from our higher-priced brands, led by JDTW, and a favorable channel mix shift due to the continued re-opening of the on-premise channel. Supply chain disruptions had an adverse effect on results. See “Results of Operations - Fiscal 2022 Market Highlights” and “Results of Operations - Fiscal 2022 Brand Highlights” above for details on the factors contributing to the change in reported net sales for fiscal 2022.

Cost of Sales
	2022
Percentage change versus the prior fiscal year ended April 30	Volume	Cost/mix	Total
Change in reported cost of sales	7%	6%	13%
Acquisitions and divestitures	3%	1%	3%
Foreign exchange	—%	2%	2%
Change in organic cost of sales	9%	8%	18%
Note: Results may differ due to rounding
Reported cost of sales of $1.5 billion increased $175 million, or 13%, in fiscal 2022 compared to fiscal 2021. The increase was driven by higher volumes and unfavorable cost/mix, partially offset by the effect of acquisitions and divestitures and the positive effect of foreign exchange. An estimated net increase in distributor inventories negatively impacted reported cost of sales. Volume growth was driven by the Jack Daniel’s family of brands, led by JDTW, JD RTDs, and JDTA. Unfavorable cost/mix reflects (a) a shift in portfolio mix toward our higher-cost brands, (b) higher costs related to supply chain disruptions, (c) higher input costs related to grain and agave, and (d) inventory write-offs attributable to the impacts of Russia’s invasion of Ukraine.

Gross Profit
Percentage change versus the prior fiscal year ended April 30	2022
Change in reported gross profit	14%
Acquisitions and divestitures	1%
Foreign exchange	3%
Change in organic gross profit	17%
Note: Results may differ due to rounding

Gross Margin
Fiscal year ended April 30	2022
Prior year gross margin	60.5%
Price/mix	1.3%
Cost/mix	(1.3%)
Acquisitions and divestitures	0.5%
Foreign exchange	(0.2%)
Change in gross margin	0.3%
Current year gross margin	60.8%
Note: Results may differ due to rounding

Reported gross profit of $2.4 billion increased $297 million, or 14%, in fiscal 2022 compared to fiscal 2021. Gross margin increased to 60.8% in fiscal 2022, up 0.3 percentage points from 60.5% in fiscal 2021. The increase in gross margin was driven primarily by favorable price/mix and the effect of acquisitions and divestitures, largely offset by unfavorable cost/mix.

Operating Expenses
Percentage change versus the prior fiscal year ended April 30
2022	Reported	Foundation	Impairment	Foreign Exchange	Organic
Advertising	10%	—%	—%	2%	11%
SG&A	3%	3%	—%	1%	7%
Total operating expenses[1]	13%	2%	(6%)	(1%)	8%
Note: Results may differ due to rounding

1Operating expenses include advertising expense, SG&A expense, and other expense (income), net.
Reported operating expenses totaled $1.2 billion and increased $132 million, or 13%, in fiscal 2022 compared to fiscal 2021.
•Reported advertising expenses increased 10% in fiscal 2022, driven primarily by higher spend in our developed international and emerging markets to support JDTW and the continued launch of JDTA.
•Reported SG&A expenses increased 3% in fiscal 2022, driven primarily by (a) comparison to lower discretionary spend during fiscal 2021 due to COVID-19, (b) higher compensation and benefit-related expenses, and (c) expenses attributable to the impacts of Russia’s invasion of Ukraine. This increase in spend was partially offset by the absence of the $20 million commitment to the Foundation in fiscal 2021 and the positive effect of foreign exchange.

Operating Income
Percentage change versus the prior fiscal year ended April 30	2022
Change in reported operating income	3%
Acquisitions and divestitures	14%
Foundation	(2%)
Impairment charges	6%
Foreign exchange	6%
Change in organic operating income	27%
Note: Results may differ due to rounding
Reported operating income was $1.2 billion in fiscal 2022, an increase of $38 million, or 3%, compared to fiscal 2021. Operating margin declined 3.1 percentage points to 30.6% in fiscal 2022 from 33.7% in fiscal 2021 driven by (a) the effect of acquisitions and divestitures (primarily the fiscal 2021 gain on sale of Early Times, Canadian Mist, and Collingwood and related assets), (b) unfavorable cost/mix, (c) impairment charges (primarily the non-cash impairment charge for our Finlandia brand name), and (d) the negative effect of foreign exchange. These factors were partially offset by (a) favorable price/mix, (b) operating expense (excluding impairment charges) leverage, and (c) the absence of the $20 million commitment to the Foundation in fiscal 2021.
Interest expense (net) decreased $2 million, or 4%, in fiscal 2022 compared to fiscal 2021, due to higher interest income driven by higher interest rates on our interest-bearing investments.
Our effective tax rate for fiscal 2022 was 24.8% compared to 16.5% in fiscal 2021. The increase in our effective tax rate was driven primarily by (a) the absence of a deferred tax benefit recognized in the prior-year related to an intercompany transfer of assets, (b) the impact of prior intercompany sales of inventory taxed at rates higher than current statutory tax rates, (c) increased expense from true-ups of prior-year tax liabilities, tax rate changes and other permanent differences; and (d) decreased benefit from stock-based compensation. See Note 11 to the Consolidated Financial Statements for details.
Diluted earnings per share were $1.74 in fiscal 2022, a decrease of 7% compared to fiscal 2021 due to higher income taxes, partially offset by an increase in reported operating income. Earnings per share in fiscal 2021 included an estimated $0.20 per share benefit from the gain on sale of Early Times, Canadian Mist, and Collingwood and related assets.
Fiscal 2023 Outlook
Below we discuss our outlook for fiscal 2023 which reflects the trends, developments, and uncertainties, including those described above, we expect to affect our business. When we provide guidance for organic change in certain measures of the statements of operations we do not provide guidance for the corresponding GAAP change because the GAAP measure will include items that are difficult to quantify or predict with reasonable certainty, such as foreign exchange, which could have a significant impact to our GAAP income statement measures.
The company anticipates continued growth in fiscal 2023 despite global macroeconomic and geopolitical uncertainties. Accordingly, we expect the following in fiscal 2023:
•Reflecting the strength of our portfolio of brands and strong consumer demand, we expect organic net sales growth in the mid-single digit range.
•Considering the net effect of inflation and the removal of the European Union and United Kingdom tariffs on American whiskey, we project reported gross margin to increase slightly.
•Based on the above expectations, we anticipate mid-single digit organic operating income growth.
•We expect our fiscal 2023 effective tax rate to be in the range of approximately 22% to 23%.
•Capital expenditures are planned to be in the range of $190 to $210 million.

Liquidity and Capital Resources
We generate strong cash flows from operations, which enable us to meet current obligations, fund capital expenditures, and return cash to our stockholders through regular dividends and, from time to time, through share repurchases and special dividends. We believe our investment-grade credit ratings (A1 by Moody's and A- by Standard & Poor's) provide us with financial flexibility when accessing global debt capital markets and allow us to reserve adequate debt capacity for investment opportunities and unforeseen events.
Our cash flow from operations is supplemented by our cash and cash equivalent balances, as well as access to other liquidity sources. Cash and cash equivalents were $1,150 million at April 30, 2021, and $868 million at April 30, 2022. As of April 30, 2022, approximately 71% of our cash and cash equivalents were held by our foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We continue to evaluate our future cash deployment and may decide to repatriate additional cash held by our foreign subsidiaries, which may require us to provide for and pay additional taxes.
We have an $800 million commercial paper program that we use, together with our cash flow from operations, to fund our short-term operational needs. See Note 6 to the Consolidated Financial Statements for outstanding commercial paper balances, interest rates, and days to maturity at April 30, 2021 and April 30, 2022. The average balances, interest rates, and original maturities during the periods ended April 30, 2021 and 2022, are presented below.

(Amounts in millions)	Three Months Average		Fiscal Year Average
	April 30,		April 30,
	2021	2022	2021	2022
Average commercial paper	$259	$—	$321	$59
Average interest rate	0.23%	—%	0.49%	0.16%
Average days to maturity at issuance	72	0	116	32
Our commercial paper program is supported by available commitments under our $800 million bank credit facility. The credit facility, which was extended for an additional year in November 2021, is scheduled to expire in November 2024. At April 30, 2022, there were no borrowings outstanding under the credit facility. Although unlikely, under extreme market conditions, one or more participating banks may not be able to fund its commitments under our credit facility. To manage this counterparty credit risk, we partner with banks that have investment grade credit ratings, limit the amount of exposure we have with each bank, and monitor the financial conditions of each bank.
Our most significant short-term cash requirements relate primarily to funding our operations (such as expenditures for raw materials, production and distribution, advertising and promotion, and current taxes), repayment of our note maturing in 2023, and capital investments. Our most significant longer-term cash requirements primarily include payments related to our long-term debt, employee benefit obligations, and deferred tax liabilities (see Notes 6, 9 and 11 to the Consolidated Financial Statements).
While we expect to meet our planned short-term liquidity needs largely through cash generated from operations and borrowings under our commercial paper program, a sustained market deterioration resulting in declines in net sales and profit could require us to evaluate alternative sources of liquidity. If we have additional liquidity needs, we believe that we could access financing in the debt capital markets.
We believe our current liquidity position, supplemented by our ability to generate positive cash flows from operations in the future, and our ample debt capacity enabled by our strong short-term and long-term credit ratings, will be sufficient to meet all of our expected future financial commitments.

Cash Flow Summary
The following table summarizes our cash flows for each of the last two years:

(Dollars in millions)	2021	2022
Cash flows from operating activities	$817	$936

Investing activities:
Proceeds from sale of business	$177	$—
Acquisition of business	(14)	—
Additions to property, plant, and equipment	(62)	(138)
Other	(3)	11
Net cash flows from investing activities	$98	$(127)

Financing activities:
Net change in short-term borrowings	$(126)	$(196)
Regular dividend payments	(338)	(352)
Special dividend payment	—	(479)
Other	(21)	(11)
Net cash flows from financing activities	$(485)	$(1,038)
Cash provided by operations of $936 million increased $119 million from fiscal 2021, reflecting improved operating results and the impact of changes in working capital, which included the collection in December 2021 of approximately $62 million of accounts receivable from Bacardi that had been withheld since fiscal 2021. (See Note 5 to the Consolidated Financial Statements for details about the Bacardi matter.)
Cash flows from investing activities decreased $127 million during fiscal 2022, compared to an increase of $98 million during the prior year. The $225 million change largely reflects (a) the proceeds of $177 million received in the prior-year period from our divestiture of the Early Times, Canadian Mist, and Collingwood brands and related assets and (b) a $76 million increase in capital expenditures.
Cash used for financing activities was $1,038 million during fiscal 2022, compared to $485 million for fiscal 2021. The $553 million increase largely reflects a special cash dividend payment of $479 million in December 2021 and a $70 million increase in net repayments of short-term borrowings.
A discussion of our cash flows for fiscal 2021 compared to fiscal 2020 may be found in “Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended April 30, 2021.
Dividends
As announced in November 2021, our Board of Directors approved a 5% increase in the quarterly cash dividend on our Class A and Class B common stock to $0.1885 per share from $0.1795 per share, effective with the regular quarterly dividend paid on December 28, 2021. As a result, the indicated annual cash dividend increased from $0.7180 per share to $0.7540 per share. The Board also declared a special cash dividend of $1.00 per share on our Class A and Class B common stock, which was paid on December 29, 2021.
As announced on May 26, 2022, our Board of Directors declared a regular quarterly cash dividend on our Class A and Class B common stock of $0.1885 per share. Stockholders of record on June 8, 2022, will receive the dividend on July 1, 2022.
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
We assess our goodwill and other indefinite-lived intangible assets for impairment at least annually, or more frequently if circumstances indicate the carrying amount may be impaired. Goodwill is impaired when the carrying amount of the related reporting unit exceeds its estimated fair value, in which case we write down the goodwill by the amount of the excess (limited to the carrying amount of the goodwill). We estimate the reporting unit's fair value using discounted estimated future cash flows or market information. Similarly, a brand name is impaired when its carrying amount exceeds its estimated fair value, in which case we write down the brand name to its estimated fair value. We estimate the fair value of a brand name using the “relief from royalty” method. We also consider market values for similar assets when available. Considerable management judgment is necessary to estimate fair value, including making assumptions about future cash flows, net sales, discount rates, and royalty rates.
We have the option, before quantifying the fair value of a reporting unit or brand name, to evaluate qualitative factors to assess whether it is more likely than not that our goodwill or brand names are impaired. If we determine that is not the case, then we are not required to quantify the fair value. That assessment also takes considerable management judgment.
Based on our assumptions, we believe none of our goodwill or other intangibles are impaired as of April 30, 2022. Further, we estimate the fair values of goodwill and other intangible assets substantially exceed their carrying amounts, except for our Finlandia brand name. As of April 30, 2022, the carrying amount of the Finlandia brand name is $181 million.
During the fourth quarter of fiscal 2022, we recognized a non-cash impairment charge of $52 million for the Finlandia brand name. The impairment reflects a decline in our long-term outlook for Finlandia due to our suspension of operations in Russia, a key market for the brand. We determined Finlandia’s fair value based on the “relief from royalty” method, using current assumptions. Reasonably possible changes in those assumptions could result in additional non-cash impairment charges in the future. For example, we estimate that, all else equal, (a) a 15% decline in projected future net sales would result in an impairment charge of approximately $19 million or (b) a 1 percentage point increase in the discount rate would result in an impairment charge of approximately $29 million.
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
The discount rate used to measure the benefit obligations is determined at the beginning of each fiscal year using a yield curve based on the interest rates of high-quality debt securities with maturities corresponding to the expected timing of our benefit payments. The service cost and interest cost components are measured by applying the specific spot rates along that yield curve. The expected return on pension plan assets reflects expected capital market returns for each asset class that are based on historical returns, adjusted for the expected effects of diversification.
The following table compares the assumed discount rates and expected return on assets used in determining net periodic benefit cost for fiscal 2022 to those to be used in determining that cost for fiscal 2023.

	Pension Benefits		Medical and Life Insurance Benefits
	2022	2023	2022	2023
Discount rate for service cost	3.36%	4.44%	3.49%	4.50%
Discount rate for interest cost	2.24%	3.97%	2.27%	3.96%
Expected return on plan assets	6.25%	6.25%	n/a	n/a
Using these assumptions, we estimate our pension and other postretirement benefit cost for fiscal 2023 will be approximately $21 million, compared to $28 million (excluding settlement charges) for fiscal 2022. Decreasing/increasing the assumed discount rates by 50 basis points would increase/decrease the total fiscal 2023 cost by approximately $6 million. Decreasing/increasing the assumed return on plan assets by 50 basis points would increase/decrease the total fiscal 2023 cost by approximately $4 million.
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
Foreign currency exchange rate risk. Foreign currency fluctuations affect our net investments in foreign subsidiaries and foreign currency-denominated cash flows. In general, we expect our cash flows to be negatively affected by a stronger dollar and positively affected by a weaker dollar. Our most significant foreign currency exposures include the euro, the British pound, and the Australian dollar. We manage our foreign currency exposures through derivative financial instruments, principally foreign currency forward contracts, and debt denominated in foreign currency. We had outstanding currency derivatives with notional amounts totaling $1,218 million and $801 million at April 30, 2021 and 2022, respectively.
We estimate that a hypothetical 10% weakening of the dollar compared to exchange rates of hedged currencies as of April 30, 2022, would decrease the fair value of our then-existing foreign currency derivative contracts by approximately $61 million. This hypothetical change in fair value does not consider the expected inverse change in the underlying foreign currency exposures.
Commodity price risk. Commodity price changes can affect our production and supply chain costs. Our most significant commodities exposures include wood, corn, agave, malted barley, rye, and natural gas. We manage certain exposures through forward purchase contracts.
Interest rate risk. Interest rate changes affect (a) the fair value of our fixed-rate debt, and (b) cash flows and earnings related to our variable-rate debt and interest-bearing investments. In addition to currently outstanding debt, any potential future debt offerings would be subject to interest rate risk.
As of April 30, 2022, our cash and cash equivalents ($868 million) were exposed to interest rate changes. Based on the then-existing balances of our interest-bearing investments, a hypothetical one percentage point increase in interest rates would result in a negligible decrease in net interest expense.
See Notes 13 and 14 to the Consolidated Financial Statements for details on our foreign currency exchange rate risk. See “Critical Accounting Policies and Estimates” in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our pension and other postretirement plans' exposure to interest rate risks. Also see “Item 1A. Risk Factors” for details on how economic conditions affecting market risks also affect the demand for and pricing of our products and how we are affected by exchange rate fluctuations.

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
As of the end of our fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of April 30, 2022. EY, which audited and reported on the Company’s consolidated financial statements, has audited the effectiveness of our internal control over financial reporting as of April 30, 2022, as stated in their report.

Dated:	June 17, 2022
		By:	/s/ Lawson E. Whiting
Lawson E. Whiting
President and Chief Executive Officer

		By:	/s/ Leanne D. Cunningham
Leanne D. Cunningham
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Brown-Forman Corporation

Opinion on the Financial Statements
We have audited the consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows of Brown-Forman Corporation and its subsidiaries (the “Company”) for the year ended April 30, 2020, including the related notes and schedule of valuation and qualifying accounts for the year ended April 30, 2020 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended April 30, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Brown-Forman Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Brown-Forman Corporation and Subsidiaries (the Company) as of April 30, 2022 and 2021, the related consolidated statement of operations, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended April 30, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 17, 2022 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
At April 30, 2022, the balance of the Company’s other intangible assets with indefinite lives was $586 million. As discussed in Notes 1 and 4 to the consolidated financial statements, other intangible assets with indefinite lives include intangible brand names and trademarks (“brand names”) and are assessed for impairment at least annually, or more frequently, if circumstances indicate the carrying amount may be impaired. As described in Note 4, during the fourth quarter of 2022, the Company recognized an impairment charge of $52 million for its Finlandia brand name. The Company determined Finlandia’s fair value based on the relief from royalty method.

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
June 17, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Brown-Forman Corporation

Opinion on Internal Control Over Financial Reporting
We have audited Brown-Forman Corporation and Subsidiaries’ internal control over financial reporting as of April 30, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Brown-Forman Corporation and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 30, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended April 30, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated June 17, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Louisville, Kentucky
June 17, 2022

Brown-Forman Corporation and Subsidiaries
Consolidated Statements of Operations
(Dollars in millions, except per share amounts)

Year Ended April 30,	2020	2021	2022
Sales	$4,306	$4,526	$5,081
Excise taxes	943	1,065	1,148
Net sales	3,363	3,461	3,933
Cost of sales	1,236	1,367	1,542
Gross profit	2,127	2,094	2,391
Advertising expenses	383	399	438
Selling, general, and administrative expenses	642	671	690
Gain on sale of business	—	(127)	—
Other expense (income), net	11	(15)	59
Operating income	1,091	1,166	1,204
Non-operating postretirement expense	5	6	13
Interest income	(5)	(2)	(5)
Interest expense	82	81	82
Income before income taxes	1,009	1,081	1,114
Income taxes	182	178	276
Net income	$827	$903	$838
Earnings per share:
Basic	$1.73	$1.89	$1.75
Diluted	$1.72	$1.88	$1.74

The accompanying notes are an integral part of the consolidated financial statements.

Brown-Forman Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in millions)

Year Ended April 30,	2020	2021	2022
Net income	$827	$903	$838
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(94)	123	(60)
Cash flow hedge adjustments	30	(76)	53
Postretirement benefits adjustments	(77)	78	77
Net other comprehensive income (loss)	(141)	125	70
Comprehensive income	$686	$1,028	$908

The accompanying notes are an integral part of the consolidated financial statements.

Brown-Forman Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollars in millions)

April 30,	2021	2022
Assets
Cash and cash equivalents	$1,150	$868
Accounts receivable, net	753	813
Inventories:
Barreled whiskey	1,101	1,155
Finished goods	323	312
Work in process	199	225
Raw materials and supplies	128	126
Total inventories	1,751	1,818
Other current assets	263	277
Total current assets	3,917	3,776
Property, plant, and equipment, net	832	875
Goodwill	779	761
Other intangible assets	676	586
Deferred tax assets	70	74
Other assets	248	301
Total assets	$6,522	$6,373
Liabilities
Accounts payable and accrued expenses	$679	$703
Accrued income taxes	34	81
Short-term borrowings	205	—
Current portion of long-term debt	—	250
Total current liabilities	918	1,034
Long-term debt	2,354	2,019
Deferred tax liabilities	169	219
Accrued pension and other postretirement benefits	219	183
Other liabilities	206	181
Total liabilities	3,866	3,636
Commitments and contingencies
Stockholders’ Equity
Common stock:
Class A, voting, $0.15 par value (170,000,000 shares authorized; 170,000,000 shares issued)	25	25
Class B, nonvoting, $0.15 par value (400,000,000 shares authorized; 314,532,000 shares issued)	47	47
Retained earnings	3,243	3,242
Accumulated other comprehensive income (loss), net of tax	(422)	(352)
Treasury stock, at cost (5,803,000 and 5,511,000 shares in 2021 and 2022, respectively)	(237)	(225)
Total stockholders' equity	2,656	2,737
Total liabilities and stockholders' equity	$6,522	$6,373

The accompanying notes are an integral part of the consolidated financial statements.

Brown-Forman Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in millions)

Year Ended April 30,	2020	2021	2022
Cash flows from operating activities:
Net income	$827	$903	$838
Adjustments to reconcile net income to net cash provided by operations:
Gain on sale of business	—	(127)	—
Asset impairment charges	13	—	61
Depreciation and amortization	74	77	79
Stock-based compensation expense	11	12	15
Deferred income tax provision (benefit)	39	(53)	(11)
Other, net	15	(23)	31
Changes in assets and liabilities, net of business acquisitions and dispositions:
Accounts receivable	12	(150)	(77)
Inventories	(203)	(37)	(93)
Other current assets	(27)	31	15
Accounts payable and accrued expenses	(30)	137	37
Accrued income taxes	18	8	47
Other operating assets and liabilities	(25)	39	(6)
Cash provided by operating activities	724	817	936
Cash flows from investing activities:
Proceeds from sale of business	—	177	—
Acquisition of business, net of cash acquired	(22)	(14)	—
Additions to property, plant, and equipment	(113)	(62)	(138)
Other, net	(6)	(3)	11
Cash provided by (used for) investing activities	(141)	98	(127)
Cash flows from financing activities:
Proceeds from short-term borrowings, maturities greater than 90 days	—	344	—
Repayments of short-term borrowings, maturities greater than 90 days	—	(516)	—
Net change in short-term borrowings	178	46	(196)
Payments of withholding taxes related to stock-based awards	(43)	(21)	(11)
Acquisition of treasury stock	(1)	—	—
Dividends paid	(325)	(338)	(831)
Cash used for financing activities	(191)	(485)	(1,038)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(24)	45	(47)
Net increase (decrease) in cash, cash equivalents, and restricted cash	368	475	(276)
Cash, cash equivalents, and restricted cash at beginning of period	307	675	1,150
Cash, cash equivalents,and restricted cash at end of period	675	1,150	874
Less: Restricted cash (included in other current assets) at end of period	—	—	(6)
Cash and cash equivalents at end of period	$675	$1,150	$868
Supplemental disclosure of cash paid for:
Interest	$83	$79	$80
Income taxes	$143	$204	$226

The accompanying notes are an integral part of the consolidated financial statements.

Brown-Forman Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Dollars in millions, except per share amounts)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2019	$25	$47	$—	$2,238	$(363)	$(300)	$1,647
Reclassification of tax effects[1]				43	(43)		—
Net income				827			827
Net other comprehensive income (loss)					(141)		(141)
Cash dividends ($0.6806 per share)				(325)			(325)
Acquisition of treasury stock						(1)	(1)
Stock-based compensation expense			11				11
Stock issued under compensation plans						43	43
Loss on issuance of treasury stock issued under compensation plans			(11)	(75)			(86)
Balance at April 30, 2020	25	47	—	2,708	(547)	(258)	1,975
Net income				903			903
Net other comprehensive income (loss)					125		125
Cash dividends ($0.7076 per share)				(338)			(338)
Acquisition of treasury stock						—	—
Stock-based compensation expense			12				12
Stock issued under compensation plans						21	21
Loss on issuance of treasury stock issued under compensation plans			(12)	(30)			(42)
Balance at April 30, 2021	25	47	—	3,243	(422)	(237)	2,656
Net income				838			838
Net other comprehensive income (loss)					70		70
Cash dividends ($1.7360 per share)				(831)			(831)
Acquisition of treasury stock						—	—
Stock-based compensation expense			15				15
Stock issued under compensation plans						12	12
Loss on issuance of treasury stock issued under compensation plans			(15)	(8)			(23)
Balance at April 30, 2022	$25	$47	$—	$3,242	$(352)	$(225)	$2,737
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
Accounts receivable. Accounts receivable are recorded net of an allowance for expected credit losses (allowance for doubtful accounts). We determine the allowance using information such as customer credit history and financial condition, historical loss experience, and macroeconomic factors. We write off account balances against the allowance when we have exhausted our collection efforts. The allowance for doubtful accounts was $7 and $13 at April 30, 2021 and 2022, respectively.
Inventories. Inventories are valued at the lower of cost or net realizable value. Approximately 52% of our consolidated inventories are valued using the last-in, first-out (LIFO) cost method, which we use for the majority of our U.S. inventories. We value the remainder of our inventories primarily using the first-in, first-out (FIFO) cost method. FIFO cost approximates current replacement cost. If we had used the FIFO method for all inventories, they would have been $353 and $385 higher than reported at April 30, 2021 and 2022, respectively.
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
We assess our goodwill and other indefinite-lived intangible assets for impairment at least annually, or more frequently if circumstances indicate the carrying amount may be impaired. Goodwill is impaired when the carrying amount of the related reporting unit exceeds its estimated fair value, in which case we write down the goodwill by the amount of the excess (limited to the carrying amount of the goodwill). We estimate the reporting unit's fair value using discounted estimated future cash flows or market information. Similarly, a brand name is impaired when its carrying amount exceeds its estimated fair value, in which case we write down the brand name to its estimated fair value. We estimate the fair value of a brand name using the “relief from royalty” method. We also consider market values for similar assets when available. Considerable management judgment is necessary to estimate fair value, including the selection of assumptions about future cash flows, net sales, discount rates, and royalty rates.
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
As we recognize compensation expense for a stock-based award, we concurrently recognize a related deferred tax asset. The subsequent vesting or exercise of the award will generally result in an actual tax benefit that differs from the deferred tax asset that had been recorded. The excess (deficiency) of the actual tax benefit over (under) the previously recorded tax asset is recognized as income tax benefit (expense) on the date of vesting or exercise.
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
2. Balance Sheet Information
Supplemental information on our year-end balance sheets is as follows:

April 30,	2021	2022
Other current assets:
Prepaid taxes	$170	$155
Other	93	122
	$263	$277
Property, plant, and equipment:
Land	$82	$86
Buildings	659	660
Equipment	833	849
Construction in process	50	129
	1,624	1,724
Less accumulated depreciation	792	849
	$832	$875
Accounts payable and accrued expenses:
Accounts payable, trade	$172	$218
Accrued expenses:
Advertising, promotion, and discounts	202	200
Compensation and commissions	96	99
Excise and other non-income taxes	70	74
Other	139	112
	507	485
	$679	$703
Accumulated other comprehensive income (loss), net of tax:
Currency translation adjustments	$(179)	$(239)
Cash flow hedge adjustments	(16)	37
Postretirement benefits adjustments	(227)	(150)
	$(422)	$(352)

3. Earnings per Share
We calculate basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share further includes the dilutive effect of stock-based compensation awards. We calculate that dilutive effect using the “treasury stock method” (as defined by GAAP).
The following table presents information concerning basic and diluted earnings per share:

	2020	2021	2022
Net income available to common stockholders	$827	$903	$838
Share data (in thousands):
Basic average common shares outstanding	477,765	478,527	478,879
Dilutive effect of stock-based awards	2,644	2,150	1,686
Diluted average common shares outstanding	480,409	480,677	480,565

Basic earnings per share	$1.73	$1.89	$1.75
Diluted earnings per share	$1.72	$1.88	$1.74
We excluded common stock-based awards for approximately 301,000 shares, 234,000 shares, and 691,000 shares from the calculation of diluted earnings per share for 2020, 2021, and 2022, respectively, because they were not dilutive for those periods under the treasury stock method.

4. Goodwill and Other Intangible Assets
The following table shows the changes in goodwill (which include no accumulated impairment losses) and other intangible assets over the past two years:

	Goodwill	Other Intangible Assets
Balance as of April 30, 2020	$756	$635
Sale of business (Note 12)	(4)	(1)
Acquisition of business (Note 12)	8	8
Foreign currency translation adjustment	19	34
Balance as of April 30, 2021	779	676
Foreign currency translation adjustment	(18)	(38)
Impairment	—	(52)
Balance as of April 30, 2022	$761	$586
Our other intangible assets consist of trademarks and brand names, all with indefinite useful lives.
During the fourth quarter of fiscal 2022, we recognized a non-cash impairment charge for our Finlandia brand name. The impairment reflects a decline in our long-term outlook for Finlandia due to our suspension of operations in Russia, a key market for the brand. The impairment charge of $52 is included in “other expense (income), net” in the accompanying consolidated statement of operations. As of April 30, 2022, the remaining carrying amount of the Finlandia brand name was $181.

5. Contingencies
We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe it is reasonably possible that these existing loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies are recorded as of April 30, 2022.
In May 2019, we notified Bacardi Martini Ltd. (Bacardi) of our intention not to renew the terms of our United Kingdom (U.K.) Cost Sharing Agreement (the Agreement), which then expired according to its terms on April 30, 2020. Following delivery of our notice and upon expiration of the Agreement, Bacardi claimed that it was entitled to compensation under the principle of commercial agency in the U.K., as well as additional compensation for the winding up of business conducted under the Agreement and for remitting the associated funds owed to us. Based on that claim, which we disputed, Bacardi withheld over £50 owed to us (included in accounts receivable in the accompanying consolidated balance sheet as of April 30, 2021). The dispute was resolved in December 2021, with Bacardi remitting over £47 related to this matter.
6. Debt and Credit Facilities
Our long-term debt (net of unamortized discounts and issuance costs) consisted of:

April 30,	2021	2022
2.25% senior notes, $250 principal amount, due January 15, 2023	$249	$250
3.50% senior notes, $300 principal amount, due April 15, 2025	298	298
1.20% senior notes, €300 principal amount, due July 7, 2026	362	315
2.60% senior notes, £300 principal amount, due July 7, 2028	415	374
4.00% senior notes, $300 principal amount, due April 15, 2038	294	295
3.75% senior notes, $250 principal amount, due January 15, 2043	248	248
4.50% senior notes, $500 principal amount, due July 15, 2045	488	489
	2,354	2,269
Less current portion	—	250
	$2,354	$2,019
Debt payments required over the next five fiscal years consist of $250 in 2023, $0 in 2024, $300 in 2025, $0 in 2026, $316 in 2027, and $1,427 after 2027.
The senior notes contain terms, events of default, and covenants customary of these types of unsecured securities, including limitations on the amount of secured debt we can issue.
Our short-term borrowings of $205 as of April 30, 2021, included $195 of borrowings under our commercial paper program. There were no borrowings under that program as of April 30, 2022.

April 30,	2021	2022
Commercial paper	$195	$—
Average interest rate	0.16%	—%
Average remaining days to maturity	24	0
We have a committed revolving credit agreement with various U.S. and international banks for $800 that expires in November 2024. At April 30, 2022, there were no borrowings outstanding under this facility.

7. Common Stock
The following table shows the change in outstanding common shares during each of the last three years:

(Shares in thousands)	Class A	Class B	Total
Balance at April 30, 2019	168,999	308,173	477,172
Acquisition of treasury stock	(13)	(3)	(16)
Stock issued under compensation plans	54	999	1,053
Balance at April 30, 2020	169,040	309,169	478,209
Acquisition of treasury stock	—	—	—
Stock issued under compensation plans	70	450	520
Balance at April 30, 2021	169,110	309,619	478,729
Acquisition of treasury stock	—	—	—
Stock issued under compensation plans	65	226	291
Balance at April 30, 2022	169,175	309,845	479,020

8. Net Sales

The following table shows our net sales by geography:

	2020	2021	2022
United States	$1,690	$1,748	$1,917
Developed International[1]	901	1,014	1,137
Emerging[2]	572	578	714
Travel Retail[3]	125	63	104
Non-branded and bulk[4]	75	58	61
	$3,363	$3,461	$3,933

1Represents net sales of branded products to “advanced economies” as defined by the International Monetary Fund (IMF), excluding the United States. Our largest developed international markets in fiscal 2022 were Germany, Australia, the United Kingdom, and France.
2Represents net sales of branded products to “emerging and developing economies” as defined by the IMF. Our largest emerging markets in fiscal 2022 were Mexico, Poland, Brazil, Russia, and Chile.
3Represents net sales of branded products to global duty-free customers, other travel retail customers, and the U.S. military regardless of customer location.
4Includes net sales of used barrels, contract bottling, and bulk whiskey and wine, regardless of customer location.

The following table shows our net sales by product category:

	2020	2021	2022
Whiskey[1]	$2,671	$2,744	$3,110
Tequila[2]	275	299	364
Wine[3]	186	206	219
Vodka[4]	109	90	109
Non-branded and bulk[5]	75	58	61
Rest of portfolio	47	64	70
	$3,363	$3,461	$3,933

1Includes all whiskey spirits and whiskey-based flavored liqueurs, ready-to-drink, and ready-to-pour products. The brands included in this category are the Jack Daniel’s family of brands, the Woodford Reserve family of brands, the Old Forester family of brands, GlenDronach, Benriach, Glenglassaugh, Slane Irish Whiskey, and Coopers’ Craft.
2Includes the Herradura family of brands, el Jimador, New Mix, and other tequilas.
3Includes Korbel Champagne and Sonoma-Cutrer wines.
4Includes Finlandia.
5Includes net sales of used barrels, contract bottling, and bulk whiskey and wine.

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

	Pension Benefits		Medical and Life Insurance Benefits
	2021	2022	2021	2022
Obligation at beginning of year	$1,005	$1,012	$51	$49
Service cost	26	26	1	1
Interest cost	25	22	1	1
Net actuarial loss (gain)[1]	9	(132)	(1)	(5)
Retiree contributions	—	—	1	1
Benefits paid	(53)	(82)	(4)	(4)
Obligation at end of year	$1,012	$846	$49	$43

1 The net actuarial loss (gain) during each year was primarily attributable to changes in discount rates.
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
As shown in the previous table, the change in the value of our pension and other postretirement benefit obligations also includes the effect of benefit payments and retiree contributions. Expected benefit payments (net of retiree contributions) over the next 10 years are as follows:

	Pension Benefits	Medical and Life Insurance Benefits
2023	$64	$3
2024	61	3
2025	60	3
2026	61	3
2027	62	3
2028 – 2032	312	16
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
Asset allocation is the most important method for achieving our investment goals and is based on our assessment of the plans' long-term return objectives and the appropriate balances needed for liquidity, stability, and diversification. As of April 30, 2022, our target asset allocation is a mix of 40% public equity investments, 47% fixed income investments, and 13% alternative investments.

The following table shows the fair value of pension plan assets by category as of the end of the last two years. (Fair value levels are defined in Note 14.)

	Level 1	Level 2	Level 3	Total
April 30, 2021
Equity securities	$103	$—	$—	$103
Limited partnership interest[1]	—	—	2	2
	$103	$—	$2	105
Investments measured at net asset value:
Commingled trust funds[2]:
Equity funds				266
Fixed income funds				357
Real estate funds				65
Short-term investments				8
Limited partnership interests[3]				35

Total				$836

April 30, 2022
Equity securities	$78	$—	$—	$78
Limited partnership interest[1]	—	—	2	2
	$78	$—	$2	80
Investments measured at net asset value:
Commingled trust funds[2]:
Equity funds				218
Fixed income funds				318
Real estate funds				78
Short-term investments				6
Limited partnership interests[3]				41

Total				$741

1 This limited partnership interest was initially valued at cost and has been adjusted to fair value as determined in good faith by management of the partnership using various factors, and does not meet the requirements for reporting at the net asset value (NAV). The valuation requires significant judgment due to the absence of quoted market prices and the inherent lack of liquidity. This limited partnership has a term expiring in September 2022, although this period may be extended.
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

Level 3
Balance as of April 30, 2020	$2
Return on assets held at end of year	1
Sales and settlements	(1)
Balance as of April 30, 2021	2
Return on assets held at end of year	—
Sales and settlements	—
Balance as of April 30, 2022	$2
The following table shows how the total fair value of all pension plan assets changed during each of the last two years. (We do not have assets set aside for postretirement medical or life insurance benefits.)

	Pension Benefits		Medical and Life Insurance Benefits
	2021	2022	2021	2022
Assets at beginning of year	$749	$836	$—	$—
Actual return on assets	124	(25)	—	—
Retiree contributions	—	—	1	1
Company contributions	16	12	3	3
Benefits paid	(53)	(82)	(4)	(4)
Assets at end of year	$836	$741	$—	$—
We currently expect to contribute $13 to our pension plans and $3 to our postretirement medical and life insurance benefit plans during 2023.
Funded status. The funded status of a plan refers to the difference between its assets and its obligations. The following table shows the funded status of our plans.

	Pension Benefits		Medical and Life Insurance Benefits
April 30,	2021	2022	2021	2022
Assets	$836	$741	$—	$—
Obligations	(1,012)	(846)	(49)	(43)
Funded status	$(176)	$(105)	$(49)	$(43)

The funded status is recorded on the accompanying consolidated balance sheets as follows:

	Pension Benefits		Medical and Life Insurance Benefits
April 30,	2021	2022	2021	2022
Other assets	$4	$46	$—	$—
Accounts payable and accrued expenses	(7)	(8)	(3)	(3)
Accrued pension and other postretirement benefits	(173)	(143)	(46)	(40)
Net liability	$(176)	$(105)	$(49)	$(43)
Accumulated other comprehensive income (loss), before tax:
Net actuarial gain (loss)	$(298)	$(201)	$(9)	$(3)
Prior service credit (cost)	(5)	(4)	4	2
	$(303)	$(205)	$(5)	$(1)

The following table compares our pension plans whose accumulated benefit obligations exceed their assets with our pension plans whose assets exceed their accumulated benefit obligations.

	Accumulated Benefit Obligation		Plan Assets
April 30,	2021	2022	2021	2022
Plans with accumulated benefit obligation in excess of assets	$(155)	$(135)	$—	$—
Plans with assets in excess of accumulated benefit obligation	(748)	(623)	836	741
Total	$(903)	$(758)	$836	$741
The following table compares our pension plans whose projected benefit obligations exceed their assets with our pension plans whose assets exceed their projected benefit obligations.

	Projected Benefit Obligation		Plan Assets
April 30,	2021	2022	2021	2022
Plans with projected benefit obligation in excess of assets	$(941)	$(150)	$761	$—
Plans with assets in excess of projected benefit obligation	(71)	(696)	75	741
Total	$(1,012)	$(846)	$836	$741
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

	Pension Benefits
	2020	2021	2022
Service cost	$24	$26	$26
Interest cost	31	25	22
Expected return on assets	(46)	(46)	(45)
Amortization of:
Prior service cost (credit)	1	1	1
Net actuarial loss (gain)	19	27	23
Settlement charge	1	—	12
Net cost	$30	$33	$39
We determine the expected return on plan assets by applying our long-term rate of return assumption to the market-related value of plan assets, adjusted by earnings on contributions and benefit payments expected to be made during the year. We calculate the market-related value of plan assets by amortizing actual versus expected returns over five years.
We amortize prior service costs and net actuarial gains or losses on straight-line basis over the average remaining service period of the employees expected to receive benefits under the plan. However, for net actuarial gains or losses, we use a corridor approach that amortizes them only to the extent the gain or loss exceeds 10% of the greater of the projected benefit obligation or market-related value of plan assets.

Other postretirement benefits cost. The following table shows the components of the postretirement medical and life insurance benefits cost that we recognized during each of the last three years.

	Medical and Life Insurance Benefits
	2020	2021	2022
Service cost	$1	$1	$1
Interest cost	1	1	1
Amortization of:
Prior service cost (credit)	(3)	(3)	(2)
Net actuarial loss (gain)	1	1	1
Net cost	$—	$—	$1
We amortize prior service costs and net actuarial gains or losses on straight-line basis over the average remaining service period of the employees expected to receive benefits under the plan.
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

	Pension Benefits			Medical and Life Insurance Benefits
	2020	2021	2022	2020	2021	2022
Net actuarial gain (loss)	$(115)	$69	$62	$(2)	$1	$5
Amortization reclassified to earnings:
Prior service cost (credit)	1	1	1	(3)	(3)	(2)
Net actuarial loss (gain)	20	27	35	1	1	1
Net amount recognized in OCI	$(94)	$97	$98	$(4)	$(1)	$4
Assumptions and sensitivity. We use various assumptions to determine the obligations and cost related to our pension and other postretirement benefit plans. The weighted-average assumptions used in computing benefit plan obligations as of the end of the last two years were as follows:

	Pension Benefits		Medical and Life Insurance Benefits
	2021	2022	2021	2022
Discount rate	3.16%	4.36%	3.08%	4.33%
Rate of salary increase	4.00%	4.00%	n/a	n/a
Interest crediting rate	3.06%	3.06%	n/a	n/a

The weighted-average assumptions used in computing benefit plan cost during each of the last three years were as follows:

	Pension Benefits			Medical and Life Insurance Benefits
	2020	2021	2022	2020	2021	2022
Discount rate for service cost	4.17%	3.49%	3.36%	4.24%	3.59%	3.49%
Discount rate for interest cost	3.57%	2.56%	2.34%	3.53%	2.47%	2.27%
Rate of salary increase	4.00%	4.00%	4.00%	n/a	n/a	n/a
Interest crediting rate	3.07%	3.07%	3.06%	n/a	n/a	n/a
Expected return on plan assets	6.50%	6.50%	6.25%	n/a	n/a	n/a
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
The expected return on plan assets represents the long-term rate of return that we assume will be earned over the life of the pension assets. The assumption reflects expected capital market returns for each asset class, which are based on historical returns, adjusted for the expected effects of diversification.
The assumed health care cost trend rates as of the end of the last two years were as follows:

	Medical and Life Insurance Benefits
	2021	2022
Health care cost trend rate assumed for next year	6.60%	6.10%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2030	2030
Savings plans. We also sponsor various defined contribution benefit plans that together cover substantially all U.S. employees. Employees can make voluntary contributions in accordance with their respective plans, which include a 401(k) tax deferral option. We match a percentage of each employee's contributions in accordance with plan terms. We expensed $12, $12, and $13 for matching contributions during 2020, 2021, and 2022, respectively.
International plans. The information presented above for defined benefit plans and defined contribution benefit plans reflects amounts for U.S. plans only. Information about similar international plans is not presented due to immateriality.
10. Stock-Based Compensation
The Brown-Forman 2013 Omnibus Compensation Plan (Plan) is our incentive compensation plan, designed to reward participants (including eligible officers, employees, and non-employee directors) for company performance. Under the Plan, we can grant stock-based incentive awards for up to 20,750,000 shares of common stock to eligible participants until July 28, 2023. As of April 30, 2022, awards for approximately 12,412,000 shares remain available for issuance under the Plan. We try to limit the source of shares delivered to participants under the Plan to treasury shares that we purchase from time to time on the open market (in connection with a publicly announced share repurchase program), in private transactions, or otherwise.
Awards granted under the Plan include stock-settled stock appreciation rights (SSARs), performance-based restricted stock units (PBRSUs), and deferred stock units (DSUs).
SSARs. We grant SSARs at an exercise price equal to the closing market price of the underlying stock on the grant date. SSARs become exercisable after three years from the first day of the fiscal year of grant and generally are exercisable for seven years after that date. The following table presents information about SSARs outstanding as of April 30, 2022, and for the year then ended.

	Number of SSARs (in thousands)	Weighted- Average Exercise Price per SSAR	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at April 30, 2021	4,311	$43.54
Granted	451	71.24
Exercised	(565)	29.67
Forfeited or expired	(29)	63.82
Other	64
Outstanding at April 30, 2022	4,232	$47.54	4.9	$86
Exercisable at April 30, 2022	2,829	$39.55	3.5	$79

We use the Black-Scholes pricing model to calculate the grant-date fair value of a SSAR. The weighted-average grant-date fair values and related valuation assumptions for the SSARS granted during each of the last three years were as follows:

	2020	2021	2022
Grant-date fair value	$11.13	$14.61	$16.61
Valuation assumptions:
Expected term (years)	7.0	7.0	7.0
Risk-free interest rate	1.9%	0.4%	1.0%
Expected volatility	19.3%	23.3%	24.1%
Expected dividend yield	1.2%	1.0%	1.0%
The expected term is based on past exercise experience for similar awards. The risk-free interest rate is based on zero-coupon U.S. Treasury rates as of the date of grant. Expected volatility and dividend yield are based on historical data, with consideration of other factors when applicable.
PBRSUs. The PBRSUs vest at the end of a three-year performance period that begins on the first day of the fiscal year of grant. Performance is measured by comparing the three-year cumulative total shareholder return of our Class B common stock to the three-year cumulative total shareholder return of the companies in the Standard & Poor's Consumer Staples Index, with specific payout levels ranging from 50% to 150%. At the end of the performance period, the number of PBRSUs is adjusted for performance, and then adjusted upward to account for dividends paid during the second and third years of the performance period. The resulting PBRSUs are then converted to common shares.
The following table presents information about PBRSUs outstanding as of April 30, 2022, and for the year then ended.

	Number of PBRSUs (in thousands)	Weighted- Average Fair Value at Grant Date
Outstanding at April 30, 2021	254	$61.76
Granted	108	$70.11
Adjusted for performance and dividends	(10)	$55.28
Converted to common shares	(77)	$55.28
Forfeited	(5)	$69.19
Outstanding at April 30, 2022	270	$67.02
We calculate the grant-date fair value of a PBRSU using a Monte Carlo simulation technique. The weighted average grant-date fair values and related valuation assumptions for these awards granted during each of the last three years were as follows:

	2020	2021	2022
Grant-date fair value	$56.99	$73.68	$70.11
Valuation assumptions:
Risk-free interest rate	1.8%	0.1%	0.3%
Expected volatility	21.8%	29.9%	29.1%
Expected dividend yield	1.2%	1.1%	1.0%
Remaining performance period (years) as of grant date	2.8	2.8	2.8
DSUs. DSUs are granted to our non-employee directors. Each DSU represents the right to receive one share of common stock based on the closing price of the shares on the date of grant. Outstanding DSUs are credited with dividend-equivalent DSUs when dividends are paid on our common stock. Each annual grant vests after one year. DSUs are paid out in shares after the completion of a director's tenure on the board plus a six-month waiting period. The director may elect to receive the distribution either in a single lump sum or in ten equal annual installments. As of April 30, 2022, there were approximately 225,000 outstanding DSUs, of which approximately 201,000 were vested.
The grant-date fair value of a DSU is the closing market price of the underlying stock on the grant date. The weighted average grant-date fair values for these awards granted during each of the last three years were as follows:

	2020	2021	2022
Grant-date fair value	$53.34	$63.01	$67.35

Additional information. The pre-tax stock-based compensation expense and related deferred income tax benefits recognized during the last three fiscal years were as follows:

	2020	2021	2022
Pre-tax compensation expense	$11	$12	$15
Deferred tax benefit	2	2	2
As of April 30, 2022, there was $9 of total unrecognized compensation cost related to non-vested stock-based awards. That cost is expected to be recognized over a weighted-average period of 1.5 years. Further information related to our stock-based awards for the last three years is as follows:

	2020	2021	2022
Intrinsic value of SSARs exercised	$89	$47	$23
Fair value of shares vested	14	13	7
Excess tax benefit from exercise / vesting of awards	20	10	6

11. Income Taxes
We incur income taxes on the earnings of our U.S. and foreign operations. The following table, based on the locations of the taxable entities from which sales were derived (rather than the location of customers), presents the U.S. and foreign components of our income before income taxes:

	2020	2021	2022
United States	$849	$832	$954
Foreign	160	249	160
	$1,009	$1,081	$1,114
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
Total income tax expense for a year includes the tax associated with the current tax return (current tax expense) and the change in the net deferred tax asset or liability (deferred tax expense). Our total income tax expense for each of the last three years was as follows:

	2020	2021	2022
Current:
U.S. federal	$95	$146	$205
Foreign	29	50	64
State and local	19	35	18
	143	231	287
Deferred:
U.S. federal	34	(4)	1
Foreign	7	(47)	(9)
State and local	(2)	(2)	(3)
	39	(53)	(11)
	$182	$178	$276

Our consolidated effective tax rate usually differs from current statutory rates due to the recognition of amounts for events or transactions with no tax consequences. The following table reconciles our effective tax rate to the federal statutory tax rate in the United States:

	Percent of Income Before Taxes
	2020	2021	2022
U.S. federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of U.S. federal tax benefit	1.7%	2.4%	1.0%
Income taxed at other than U.S. federal statutory rate	—%	0.3%	1.3%
Prior intercompany sales taxed at higher than current U.S. federal statutory rate	—%	0.2%	2.0%
Tax benefit from foreign-derived sales	(2.0%)	(1.7%)	(1.8)%
Adjustments related to prior years	(1.1%)	(0.2%)	0.7%
Excess tax benefits from stock-based awards	(2.0%)	(1.0%)	(0.5)%
Tax rate changes	—%	—%	0.4%
Intercompany transfer of assets	—%	(4.0%)	—%
Other, net	0.4%	(0.5%)	0.7%
Effective rate	18.0%	16.5%	24.8%
Deferred tax assets and liabilities as of the end of each of the last two years were as follows:

April 30,	2021	2022
Deferred tax assets:
Postretirement and other benefits	$90	$69
Accrued liabilities and other	47	36
Inventories	30	40
Lease liabilities	17	20
Derivative instruments	5	—
Loss and credit carryforwards	63	69
Total deferred tax assets	252	234
Valuation allowance	(20)	(27)
Total deferred tax assets, net of valuation allowance	232	207
Deferred tax liabilities:
Intangible assets	(214)	(219)
Property, plant, and equipment	(89)	(87)
Right-of-use assets	(17)	(20)
Derivative instruments	—	(11)
Other	(11)	(15)
Total deferred tax liabilities	(331)	(352)
Net deferred tax liability	$(99)	$(145)
Details of the loss and credit carryforwards and related valuation allowances as of the end of each of the last two years are as follows:

	April 30, 2021			April 30, 2022
	Gross Amount	Deferred Tax Asset	Valuation Allowance	Gross Amount	Deferred Tax Asset	Valuation Allowance	Expiration (as of April 30, 2022)
U.S.	$99	$15	$(5)	$53	$19	$(8)	Various[1]
Foreign	228	48	(15)	241	50	(19)	Various[2]
	$327	$63	$(20)	$294	$69	$(27)

1As of April 30, 2022, the deferred tax asset amount includes credit carryforwards of $8 that do not expire and loss and credit carryforwards of $11 that expire in varying amounts from 2023 to 2039.
2As of April 30, 2022, the deferred tax asset includes loss carryforwards of $19 that do not expire and $31 that expire in varying amounts over the next 9 years.

As of April 30, 2022, we had approximately $1,446 of undistributed earnings from our foreign subsidiaries ($1,542 at April 30, 2021). Most of these earnings have been previously subject to tax, primarily as a result of the one-time repatriation tax on foreign earnings required by the 2017 Tax Cuts and Jobs Act. Historically, we have asserted that the undistributed earnings of our foreign subsidiaries are reinvested indefinitely outside the United States. We continue to maintain indefinite reinvestment assertions for most undistributed earnings of our foreign subsidiaries, and no deferred taxes have been provided on the earnings. For undistributed earnings not considered permanently reinvested, deferred tax liabilities have been provided for any applicable income taxes and withholding taxes payable in various countries, which are not significant. We have also asserted that other outside basis differences related to our foreign subsidiaries are reinvested indefinitely and that the determination of any unrecognized deferred tax liabilities is not practicable due to the complexities in the calculations. The other outside basis differences relate primarily to differences between U.S. GAAP and tax basis that arose through purchase accounting. These basis differences could reverse through sales of foreign subsidiaries or other transactions, none of which are considered probable as of April 30, 2022.
At April 30, 2022, we had $14 of gross unrecognized tax benefits, $11 of which would reduce our effective income tax rate if recognized. A reconciliation of the beginning and ending unrecognized tax benefits follows:

	2020	2021	2022
Unrecognized tax benefits at beginning of year	$11	$11	$12
Additions for tax positions provided in prior periods	2	1	2
Additions for tax positions provided in current period	—	2	2
Decreases for tax positions provided in prior years	(1)	—	—
Settlements of tax positions in the current period	(1)	(1)	—
Lapse of statutes of limitations	—	(1)	(2)
Unrecognized tax benefits at end of year	$11	$12	$14
We file income tax returns in the United States, including several state and local jurisdictions, as well as in several other countries where we conduct business. The major jurisdictions and their earliest fiscal years that are currently open for tax examinations are 2016 through 2021 in the United States, inclusive of federal and states; 2020 in the United Kingdom; 2018 in Australia; 2017 in Finland, Germany, Hungary, Korea, and Poland; 2016 in the Netherlands and Brazil; and 2013 in Mexico. In addition, we are participating in the Internal Revenue Service's Compliance Assurance Program for our fiscal 2022 tax year.
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
On December 1, 2020, we acquired 100% of the voting interests in Part Time Rangers Holdings Limited (Part Time Rangers) for $14 in cash (including repayment of debt). Part Time Rangers, which is based in New Zealand, produces spirits-based ready-to-drink products with all-natural fruit flavoring. The purchase price was allocated largely to the intangible assets of the acquired business, including goodwill of $8 and other intangible assets of $8, net of deferred tax liabilities of $2. The goodwill is primarily attributable to the value of leveraging our distribution network and brand-building expertise to grow sales of the Part Time Rangers brand. We do not expect the goodwill to be deductible for tax purposes.
The 86 Company and Part Time Rangers have been included in our consolidated financial statements since their respective acquisition dates. Actual and pro forma results are not presented due to immateriality.
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
We had outstanding currency derivatives, related primarily to our euro, British pound, and Australian dollar exposures, with notional amounts for all hedged currencies totaling $1,218 and $801 at April 30, 2021 and 2022, respectively. The maximum term of outstanding derivative contracts was approximately 36 months at both April 30, 2021 and 2022.
We also use foreign currency-denominated debt to help manage our foreign currency exchange risk. We designate a portion of those debt instruments as net investment hedges, which are intended to mitigate foreign currency exposure related to non-U.S. dollar net investments in certain foreign subsidiaries. Any change in value of the designated portion of the hedging instruments is recorded in AOCI, offsetting the foreign currency translation adjustment of the related net investments that is also recorded in AOCI. The amount of foreign currency-denominated debt designated as net investment hedges was $680 and $636 as of April 30, 2021 and 2022, respectively.
At inception, we expect each financial instrument designated as a hedge to be highly effective in offsetting the financial exposure it is designed to mitigate. We also assess their effectiveness continually. If determined to be no longer highly effective, we stop designating and accounting for the instrument as a hedge.
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
The following table presents the pre-tax impact that changes in the fair value of our derivative instruments and non-derivative hedging instruments had on AOCI and earnings during each of the last three years:

	Classification in Statement of Operations	2020	2021	2022
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$61	$(78)	$76
Net gain (loss) reclassified from AOCI into earnings	Sales	23	21	5
Net gain (loss) reclassified from AOCI into earnings	Other income (expense), net	—	—	2
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Sales	4	(13)	12
Net gain (loss) recognized in earnings	Other income (expense), net	(14)	17	5
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	22	(73)	78

Total amounts presented in the accompanying consolidated statements of operations for line items affected by the net gains (losses) shown above:
Sales		4,306	4,526	5,081
Other income (expense), net		(11)	15	(59)

We expect to reclassify $26 of deferred net gains on cash flow hedges recorded in AOCI as of April 30, 2022, to earnings during fiscal 2023. This reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur.
The following table presents the fair values of our derivative instruments as of April 30, 2021 and 2022:

	Balance Sheet Classification	Derivative Assets	Derivative Liabilities
April 30, 2021
Designated as cash flow hedges:
Currency derivatives	Other current assets	$4	$(2)
Currency derivatives	Other assets	—	—
Currency derivatives	Accrued expenses	4	(18)
Currency derivatives	Other liabilities	1	(18)
Not designated as hedges:
Currency derivatives	Other current assets	1	—
Currency derivatives	Accrued expenses	—	—
April 30, 2022
Designated as cash flow hedges:
Currency derivatives	Other current assets	32	(3)
Currency derivatives	Other assets	20	(1)
Currency derivatives	Accrued expenses	—	—
Currency derivatives	Other liabilities	—	—
Not designated as hedges:
Currency derivatives	Other current assets	—	—
Currency derivatives	Accrued expenses	—	(1)
The fair values reflected in the above table are presented on a gross basis. However, as discussed further below, the fair values of those instruments subject to net settlement agreements are presented on a net basis in our balance sheets.
In our statements of cash flows, we classify cash flows related to cash flow hedges in the same category as the cash flows from the hedged items.
Credit risk. We are exposed to credit-related losses if the counterparties to our derivative contracts default. This credit risk is limited to the fair value of the contracts. To manage this risk, we contract only with major financial institutions that have earned investment-grade credit ratings and with whom we have standard International Swaps and Derivatives Association (ISDA) agreements that allow for net settlement of the derivative contracts. Also, we have established counterparty credit guidelines that we monitor regularly, and we monetize contracts when we believe it is warranted. Because of these safeguards, we believe we have no derivative positions that require credit valuation adjustments.
Our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. The aggregate fair value of all derivatives with creditworthiness requirements that were in a net liability position was $30 and $0 at April 30, 2021 and 2022, respectively.
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

The following table summarizes the gross and net amounts of our derivative contracts:

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet	Net Amounts
April 30, 2021
Derivative assets	$10	$(7)	$3	$(1)	$2
Derivative liabilities	(38)	7	(31)	1	(30)
April 30, 2022
Derivative assets	52	(4)	48	(1)	47
Derivative liabilities	(5)	4	(1)	1	—
No cash collateral was received or pledged related to our derivative contracts as of April 30, 2021 or 2022.
14. Fair Value Measurements
The following table summarizes the assets and liabilities measured or disclosed at fair value on a recurring basis:

	2021		2022
April 30,	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$1,150	$1,150	$868	$868
Currency derivatives	3	3	48	48
Liabilities:
Currency derivatives	31	31	1	1
Short-term borrowings	205	205	—	—
Long-term debt (including current portion)	2,354	2,663	2,269	2,239
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
We measure some assets and liabilities at fair value on a nonrecurring basis. That is, we do not measure them at fair value on an ongoing basis, but we do adjust them to fair value in some circumstances (for example, when we determine that an asset is impaired). During fiscal 2022, we recognized non-cash impairment charges of $9 on certain fixed assets. The impairment charges, which were based on our measurements of the estimated fair values of those assets, are categorized as Level 2 within the valuation hierarchy. The remaining carrying amount of those fixed assets is not significant. Additionally, as discussed in Note 4, we recognized a non-cash impairment charge of $52 during fiscal 2022 related to our Finlandia brand name. The impairment charge was based on the estimated fair value of the brand name, which we determined using the “relief from royalty” method, and which is categorized as Level 3 within the valuation hierarchy. No other material nonrecurring fair value measurements were required during the periods presented in these financial statements.
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
The following table shows information about our leases as of the end of the last two years:

	Balance Sheet Classification	April 30, 2021	April 30, 2022
Right-of-use assets	Other assets	$67	$74

Lease liabilities:
Current	Accounts payable and accrued expenses	$20	$21
Non-current	Other liabilities	49	54
Total		$69	$75

Weighted-average discount rate		1.9%	1.8%
Weighted-average remaining term		5.3 years	5.0 years
The following table shows information about the effects of leases during each of the last three years:

	2020	2021	2022
Total lease cost[1]	$29	$41	$38
Cash paid for amounts included in the measurement of lease liabilities[2]	21	26	25
Right-of-use assets obtained in exchange for new lease liabilities	35	25	35
1Consists primarily of operating lease cost. Other components of lease cost were not material.
2Classified within operating activities in the accompanying consolidated statements of cash flows.

The following table includes a maturity analysis of future (undiscounted) lease payments and a reconciliation of those payments to the lease liabilities recorded on our balance sheet as of April 30, 2022:

April 30, 2022
2023	$22
2024	18
2025	13
2026	9
2027	7
Thereafter	10
Total lease payments	79
Less: Present value discount	(4)
Lease liabilities	$75

16. Other Comprehensive Income
The following table presents the components of net other comprehensive income (loss) during each of the last three years:

	Pre-Tax	Tax	Net
Year Ended April 30, 2020
Currency translation adjustments:
Net gain (loss) on currency translation	$(88)	$(6)	$(94)
Reclassification to earnings	—	—	—
Other comprehensive income (loss), net	(88)	(6)	(94)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	61	(14)	47
Reclassification to earnings[1]	(23)	6	(17)
Other comprehensive income (loss), net	38	(8)	30
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	(119)	28	(91)
Reclassification to earnings[2]	18	(4)	14
Other comprehensive income (loss), net	(101)	24	(77)

Total other comprehensive income (loss), net	$(151)	$10	$(141)

Year Ended April 30, 2021
Currency translation adjustments:
Net gain (loss) on currency translation	$106	$17	$123
Reclassification to earnings	—	—	—
Other comprehensive income (loss), net	106	17	123
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	(78)	17	(61)
Reclassification to earnings[1]	(21)	6	(15)
Other comprehensive income (loss), net	(99)	23	(76)
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	71	(16)	55
Reclassification to earnings[2]	30	(7)	23
Other comprehensive income (loss), net	101	(23)	78

Total other comprehensive income (loss), net	$108	$17	$125

Year Ended April 30, 2022
Currency translation adjustments:
Net gain (loss) on currency translation	$(42)	$(18)	$(60)
Reclassification to earnings	—	—	—
Other comprehensive income (loss), net	(42)	(18)	(60)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	76	(17)	59
Reclassification to earnings[1]	(7)	1	(6)
Other comprehensive income (loss), net	69	(16)	53
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	67	(16)	51
Reclassification to earnings[2]	34	(8)	26
Other comprehensive income (loss), net	101	(24)	77

Total other comprehensive income (loss), net	$128	$(58)	$70
1For 2022, $(2) of the pre-tax amount of $(7) is classified in other income in the accompanying consolidated statements of operations. Otherwise, the pre-tax amount for each year is classified as sales.
2For 2021, $4 of the pre-tax amount of $30 is classified in gain on sale of business in the accompanying consolidated statements of operations. Otherwise, the pre-tax amount for each year is classified as non-operating postretirement expense.

17. Supplemental Information
The following table presents net sales by geography:

	2020	2021	2022
Net sales:
United States	$1,690	$1,748	$1,917
Germany	171	206	228
Australia	155	209	219
United Kingdom	180	205	218
Mexico	155	150	178
Other	1,012	943	1,173
	$3,363	$3,461	$3,933

Net sales are attributed to countries based on where customers are located. See Note 8 for additional information about net sales, including net sales by product category.
Our two largest customers accounted for 18% and 13% of consolidated net sales in 2020; 19% and 13% of consolidated net sales in 2021; and 14% and 12% of consolidated net sales in 2022.
The net book value of property, plant, and equipment located outside the United States was $107 and $116 as of April 30, 2021 and 2022, respectively. Other long-lived assets located outside the United States are not significant.
We have concluded that our business constitutes a single operating segment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) (our principal executive and principal financial officers), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of fiscal 2022. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures: (a) are effective to ensure that information required to be disclosed by the Company in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms; and (b) include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended April 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm. Management's report on our internal control over financial reporting as of April 30, 2022, and our independent registered public accounting firm's report on our internal control over financial reporting are set forth in “Item 8. Financial Statements and Supplementary Data.”
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Information on our Executive Officers is included under the caption “Employees and Executive Officers” in Part I of this report. For the other information required by this item, see the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 28, 2022 (“2022 Proxy Statement”), which information is incorporated into this report by reference: (a) “Proposal 1: Election of Directors” (for biographical information on directors and family relationships); (b) “Code of Conduct and Code of Ethics for Senior Financial Officers” (for information on our code of ethics); (c) “Selection of Directors” (for information on the procedures by which security holders may recommend nominees to the Company's Board of Directors); and (d) “Board Committees” (for information on our Audit Committee).
Item 11. Executive Compensation
For the information required by this item, refer to the following sections of our 2022 Proxy Statement, which information is incorporated into this report by reference: (a) “Compensation Discussion and Analysis”; (b) “Compensation Tables”; (c) “Director Compensation”; (d) “Compensation Committee Interlocks and Insider Participation”; (e) “Compensation Committee Report”; and (f) “Pay Ratio Disclosure.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table summarizes information as of April 30, 2022, about our equity compensation plans under which we have made grants of stock options, stock appreciation rights, restricted stock, market value units, performance units, or other equity awards.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights[1]	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights[2]	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by Class A common stockholders	1,767,784	$47.54	12,412,433
1Includes 1,272,605 Class B common shares to be issued upon exercise of stock-settled stock appreciation rights (SSARs); 124,900 Class B performance-based restricted stock units (PBRSUs); 145,294 Class A PBRSUs; 169,156 Class A common deferred stock units (DSUs); and 55,829 Class B common DSUs issued under the Brown-Forman 2004 or 2013 Omnibus Compensation Plans. SSARs are exercisable for an amount of our common stock with a value equal to the increase in the fair market value of the common stock from the date the SSARs were granted. The fair market value of our common stock at fiscal year-end has been used for the purposes of reporting the number of shares to be issued upon exercise of the 4,232,521 SSARs outstanding at fiscal year-end.
2PBRSUs and DSUs have no exercise price because their value depends on continued employment or service over time, and are to be settled for shares of Class B common stock. Accordingly, these have been disregarded for purposes of computing the weighted-average exercise price.
For the other information required by this item, refer to the section entitled “Stock Ownership” of our 2022 Proxy Statement, which information is incorporated into this report by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
For the information required by this item, refer to the following sections of our 2022 Proxy Statement, which information is incorporated into this report by reference: (a) “Certain Relationships and Related Transactions”; and (b) “Our Independent Directors.”
Item 14. Principal Accounting Fees and Services
For the information required by this item, refer to the following sections of our 2022 Proxy Statement, which information is incorporated into this report by reference: (a) “Fees Paid to Independent Registered Public Accounting Firm”; and (b) “Audit Committee Pre-Approval Policies and Procedures.”
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

(a)(3) Exhibits:
The following documents are filed with this report:

Exhibit Index
10.23	First Amendment to Brown-Forman Corporation Amended and Restated Non-Employee Director Deferred Stock Unit Program*
21	Subsidiaries of Brown-Forman Corporation.
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
23.2	Consent of Ernst & Young LLP, independent registered public accounting firm.
31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (not considered to be filed).
101	The following materials from Brown-Forman Corporation's Annual Report on Form 10-K for the fiscal year ended April 30, 2022, in Inline XBRL (eXtensible Business Reporting Language) format: (a) Consolidated Statements of Operations, (b) Consolidated Statements of Comprehensive Income, (c) Consolidated Balance Sheets, (d) Consolidated Statements of Cash Flows, (e) Consolidated Statements of Stockholders’ Equity, and (f) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File in Inline XBRL format (included in Exhibit 101).
The following documents have been previously filed:

Exhibit Index
3.1
Restated Certificate of Incorporation of registrant, incorporated into this report by reference to Exhibit 3(i) of Brown-Forman Corporation’s Form 10-Q for the quarter ended July 31, 2012, filed on September 5, 2012 (File No. 002-26821).

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

4.1
Description of Brown-Forman Corporation’s Class A Common Stock, par value $0.15 per share, and Class B Common Stock, par value $0.15 per share, incorporated into this report by reference to Exhibit 4.1 of Brown-Forman Corporation’s Form 10-K for the fiscal year ended April 30, 2020, filed on June 19, 2020 (File No. 001-00123).

4.2
Description of Brown-Forman Corporation’s 1.200% Notes due 2026, incorporated into this report by reference to Exhibit 4.2 of Brown-Forman Corporation’s Form 10-K for the fiscal year ended April 30, 2020, filed on June 19, 2020 (File No. 001-00123).

4.3
Description of Brown-Forman Corporation’s 2.600% Notes due 2028, incorporated into this report by reference to Exhibit 4.3 of Brown-Forman Corporation’s Form 10-K for the fiscal year ended April 30, 2020, filed on June 19, 2020 (File No. 001-00123).

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

Exhibit Index
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

10.1
A description of the Brown-Forman Savings Plan, incorporated into this report by reference to page 10 of Brown-Forman Corporation’s definitive proxy statement filed on June 27, 1996, in connection with its 1996 Annual Meeting of Stockholders (File No. 001-00123).*

10.2
Brown-Forman Corporation Nonqualified Savings Plan, incorporated into this report by reference to Exhibit 4.1 of Brown-Forman Corporation’s Form S-8 Registration Statement filed on September 24, 2010 (File No. 333-169564).*

10.3
Brown-Forman Corporation 2004 Omnibus Compensation Plan, as amended, incorporated into this report by reference to Exhibit A of Brown-Forman Corporation’s definitive proxy statement filed on June 26, 2009, in connection with its 2009 Annual Meeting of Stockholders (File No. 002-26821).*

10.4
2010 Form of Employee Stock-Settled Stock Appreciation Right Award Agreement, incorporated into this report by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 8-K filed on July 23, 2010 (File No. 002-26821).*

10.5
2010 Form of Non-Employee Director Stock-Settled Stock Appreciation Right Award Agreement, incorporated into this report by reference to Exhibit 10.2 of Brown-Forman Corporation’s Form 8-K filed on July 23, 2010 (File No. 002-26821).*

10.6	2010 Form of Restricted Stock Award Agreement, incorporated into this report by reference to Exhibit 10.3 of Brown-Forman Corporation’s Form 8-K filed on July 23, 2010 (File No. 002-26821).*
10.7	2010 Form of Restricted Stock Unit Award Agreement, incorporated into this report by reference to Exhibit 10.4 of Brown-Forman Corporation’s Form 8-K filed on July 23, 2010 (File No. 002-26821).*
10.8
Brown-Forman Corporation Amended and Restated Supplemental Executive Retirement Plan and First Amendment thereto, incorporated into this report by reference to Exhibit 10(a) of Brown-Forman Corporation’s Form 10-K for the year ended April 30, 2010, filed on June 25, 2010 (File No. 002-26821).*

10.9
Second Amendment to the Brown-Forman Corporation Amended and Restated Supplemental Executive Retirement Plan, incorporated into this report by reference to Exhibit 10(a) of Brown-Forman Corporation’s Form 10-Q for the quarter ended January 31, 2011, filed on March 9, 2011 (File No. 002-26821).*

10.10
Brown-Forman Corporation Amended and Restated Non-Employee Director Deferred Stock Unit Program, incorporated into this report by reference to Exhibit 10.2 of Brown-Forman Corporation’s Form 8-K filed on July 26, 2013 (File No. 002-26821).*

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

Exhibit Index
10.15
Form of Employee Stock-Settled Stock Appreciation Right Award Agreement, incorporated into this report by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 8-K filed on August 1, 2016 (File No. 001-00123).*

10.16
Form of Performance-Based Restricted Stock Unit Award Agreement (Class A), incorporated into this report by reference to Exhibit 10.2 of Brown-Forman Corporation’s Form 8-K filed on August 1, 2016 (File No. 001-00123).*

10.17
Form of Performance-Based Restricted Stock Unit Award Agreement (Class B), incorporated into this report by reference to Exhibit 10.3 of Brown-Forman Corporation’s Form 8-K filed on August 1, 2016 (File No. 001-00123).*

10.18
Fiscal 2021 Form of Performance-Based Restricted Stock Unit Award Agreement (Class A), incorporated into this report by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 10-Q for the quarter ended July 31, 2020, filed on September 2, 2020 (File No. 001-00123).*

10.19
Fiscal 2021 Form of Performance-Based Restricted Stock Unit Award Agreement (Class B), incorporated into this report by reference to Exhibit 10.2 of Brown-Forman Corporation’s Form 10-Q for the quarter ended July 31, 2020, filed on September 2, 2020 (File No. 001-00123).*

10.20
Amended and Restated Five-Year Credit Agreement, dated as of November 10, 2017, among Brown-Forman Corporation, certain borrowing subsidiaries and certain lenders party thereto, JPMorgan Chase Bank, N.A., PNC Bank, National Association and Wells Fargo Bank, National Association, as Co-Documentation Agents, U.S. Bank National Association, as Administrative Agent, and U.S. Bank National Association, Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Citigroup Global Markets Inc., as Co-Syndication Agents, Joint Lead Arrangers and Joint Bookrunners, incorporated into this report by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 8-K filed on November 13, 2017 (File No. 001-00123).

10.21
Amendment No. 1 to Amended and Restated Five-Year Credit Agreement, dated as of November 10, 2021, among Brown-Forman Corporation, U.S. Bank National Association, as Administrative Agent, and the other lenders party thereto, incorporated into this report by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 8-K filed on November 12, 2021.

10.22
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

BROWN-FORMAN CORPORATION (Registrant)
/s/ Lawson E. Whiting
By:	Lawson E. Whiting
President and Chief Executive Officer
Date: June 17, 2022

/s/ Campbell P. Brown
By:	Campbell P. Brown
Director, Chair of the Board

/s/ Lawson E. Whiting
By:	Lawson E. Whiting
Director, President and Chief Executive Officer of the Company (Principal Executive Officer)

/s/ Patrick Bousquet-Chavanne
By:	Patrick Bousquet-Chavanne
Director

/s/ Stuart R. Brown
By:	Stuart R. Brown
Director

/s/ John D. Cook
By:	John D. Cook
Director

/s/ Marshall B. Farrer
By:	Marshall B. Farrer
Director

/s/ Augusta Brown Holland
By:	Augusta Brown Holland
Director

/s/ Michael J. Roney
By:	Michael J. Roney
Director

/s/ Jan E. Singer
By:	Jan E. Singer
Director

/s/ Tracy L. Skeans
By:	Tracy L. Skeans
Director

/s/ Michael A. Todman
By:	Michael A. Todman
Director

/s/ Leanne D. Cunningham
By:	Leanne D. Cunningham
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Kelli N. Brown
By:	Kelli N. Brown
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Brown-Forman Corporation and Subsidiaries
Schedule II – Valuation and Qualifying Accounts
For the Years Ended April 30, 2020, 2021, and 2022
(Expressed in millions)

Col. A	Col. B	Col. C(1)	Col. C(2)	Col. D		Col. E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions		Balance at End of Period
2020
Allowance for doubtful accounts	$7	$4	$—	$—		$11
Deferred tax valuation allowance	$25	$2	$—	$5		$22
2021
Allowance for doubtful accounts	$11	$—	$—	$4	(1)	$7
Deferred tax valuation allowance	$22	$10	$—	$12		$20
2022
Allowance for doubtful accounts	$7	$7	$—	$1	(1)	$13
Deferred tax valuation allowance	$20	$8	$—	$1		$27

(1)Doubtful accounts written off, net of recoveries.