Form 10-Q
period 2022-07-31
BROWN FORMAN CORP
filed 2022-08-31
CIK 14693

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: July 31, 2022

Class A Common Stock (voting), $0.15 par value	169,198,217
Class B Common Stock (nonvoting), $0.15 par value	309,923,769

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended
	July 31,
	2021	2022
Sales	$1,183	$1,288
Excise taxes	277	281
Net sales	906	1,007
Cost of sales	353	385
Gross profit	553	622
Advertising expenses	90	110
Selling, general, and administrative expenses	168	175
Other expense (income), net	6	(6)
Operating income	289	343
Interest income	(1)	(2)
Interest expense	21	19
Income before income taxes	269	326
Income taxes	77	77
Net income	$192	$249
Earnings per share:
Basic	$0.40	$0.52
Diluted	$0.40	$0.52
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended
	July 31,
	2021	2022
Net income	$192	$249
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(10)	(5)
Cash flow hedge adjustments	14	4
Postretirement benefits adjustments	4	2
Net other comprehensive income (loss)	8	1
Comprehensive income	$200	$250
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except per share amounts)

	April 30, 2022	July 31, 2022
Assets
Cash and cash equivalents	$868	$899
Accounts receivable, less allowance for doubtful accounts of $13 at April 30 and $5 at July 31	813	841
Inventories:
Barreled whiskey	1,155	1,175
Finished goods	312	351
Work in process	225	226
Raw materials and supplies	126	160
Total inventories	1,818	1,912
Other current assets	277	271
Total current assets	3,776	3,923
Property, plant and equipment, net	875	880
Goodwill	761	756
Other intangible assets	586	578
Deferred tax assets	74	81
Other assets	301	303
Total assets	$6,373	$6,521
Liabilities
Accounts payable and accrued expenses	$703	$644
Dividends payable	—	90
Accrued income taxes	81	126
Current portion of long-term debt	250	250
Total current liabilities	1,034	1,110
Long-term debt	2,019	1,998
Deferred tax liabilities	219	236
Accrued pension and other postretirement benefits	183	183
Other liabilities	181	187
Total liabilities	3,636	3,714
Commitments and contingencies
Stockholders’ Equity
Common stock:
Class A, voting, $0.15 par value (170,000,000 shares authorized; 170,000,000 shares issued)	25	25
Class B, nonvoting, $0.15 par value (400,000,000 shares authorized; 314,532,000 shares issued)	47	47
Retained earnings	3,242	3,307
Accumulated other comprehensive income (loss), net of tax	(352)	(351)
Treasury stock, at cost (5,511,000 and 5,410,000 shares at April 30 and July 31, respectively)	(225)	(221)
Total stockholders’ equity	2,737	2,807
Total liabilities and stockholders’ equity	$6,373	$6,521
 See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Three Months Ended
	July 31,
	2021	2022
Cash flows from operating activities:
Net income	$192	$249
Adjustments to reconcile net income to net cash provided by operations:
Asset impairment charges	6	—
Depreciation and amortization	19	20
Stock-based compensation expense	4	4
Deferred income tax provision	13	3
Other, net	4	11
Changes in assets and liabilities:
Accounts receivable	(55)	(31)
Inventories	(25)	(101)
Other current assets	16	10
Accounts payable and accrued expenses	(36)	(49)
Accrued income taxes	37	45
Other operating assets and liabilities	10	12
Cash provided by operating activities	185	173
Cash flows from investing activities:
Additions to property, plant, and equipment	(14)	(33)
Computer software expenditures	(1)	(1)
Cash used for investing activities	(15)	(34)
Cash flows from financing activities:
Net change in short-term borrowings, maturities of 90 days or less	(50)	—
Payments of withholding taxes related to stock-based awards	(5)	(4)
Dividends paid	(86)	(90)
Cash used for financing activities	(141)	(94)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(7)	(14)
Net increase in cash, cash equivalents, and restricted cash	22	31
Cash, cash equivalents, and restricted cash at beginning of period	1,150	874
Cash, cash equivalents, and restricted cash at end of period	1,172	905
Less: Restricted cash (included in other current assets) at end of period	—	(6)
Cash and cash equivalents at end of period	$1,172	$899
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

We suggest that you read these condensed financial statements together with the financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022 (2022 Form 10-K). We prepared the accompanying financial statements on a basis that is substantially consistent with the accounting principles applied in our 2022 Form 10-K.

2.    Earnings Per Share
We calculate basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share further includes the dilutive effect of stock-based compensation awards. We calculate that dilutive effect using the “treasury stock method” (as defined by GAAP).

The following table presents information concerning basic and diluted earnings per share:

	Three Months Ended
	July 31,
(Dollars in millions, except per share amounts)	2021	2022
Net income available to common stockholders	$192	$249
Share data (in thousands):
Basic average common shares outstanding	478,793	479,079
Dilutive effect of stock-based awards	1,925	1,365
Diluted average common shares outstanding	480,718	480,444

Basic earnings per share	$0.40	$0.52
Diluted earnings per share	$0.40	$0.52

We excluded common stock-based awards for approximately 337,000 shares and 913,000 shares from the calculation of diluted earnings per share for the three months ended July 31, 2021 and 2022, respectively. We excluded those awards because they were not dilutive for those periods under the treasury stock method.

3.    Inventories
We value some of our consolidated inventories, including most of our U.S. inventories, at the lower of cost, using the last-in, first-out (LIFO) method or market value. If the LIFO method had not been used, inventories at current cost would have been $385 million higher than reported as of April 30, 2022, and $399 million higher than reported as of July 31, 2022. Changes in the LIFO valuation reserve for interim periods are based on an allocation of the projected change for the entire fiscal year, recognized proportionately over the remainder of the fiscal year.

4.    Goodwill and Other Intangible Assets
The following table shows the changes in goodwill (which includes no accumulated impairment losses) and other intangible assets during the three months ended July 31, 2022:

(Dollars in millions)	Goodwill	Other Intangible Assets
Balance at April 30, 2022	$761	$586
Foreign currency translation adjustment	(5)	(8)
Balance at July 31, 2022	$756	$578

Our other intangible assets consist of trademarks and brand names, all with indefinite useful lives.

5.    Commitments and Contingencies
We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe it is reasonably possible that these existing loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies were recorded as of July 31, 2022.

6.    Debt
Our long-term debt (net of unamortized discount and issuance costs) consisted of:

(Principal and carrying amounts in millions)	April 30, 2022	July 31, 2022
2.250% senior notes, $250 principal amount, due January 15, 2023	$250	$250
3.500% senior notes, $300 principal amount, due April 15, 2025	298	299
1.200% senior notes, €300 principal amount, due July 7, 2026	315	305
2.600% senior notes, £300 principal amount, due July 7, 2028	374	362
4.000% senior notes, $300 principal amount, due April 15, 2038	295	295
3.750% senior notes, $250 principal amount, due January 15, 2043	248	248
4.500% senior notes, $500 principal amount, due July 15, 2045	489	489
	2,269	2,248
Less current portion	250	250
	$2,019	$1,998

7.    Stockholders’ Equity
The following table shows the changes in stockholders’ equity during the three months ended July 31, 2021:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2021	$25	$47	$—	$3,243	$(422)	$(237)	$2,656
Net income				192			192
Net other comprehensive income (loss)					8		8
Declaration of cash dividends				(172)			(172)
Stock-based compensation expense			4				4
Stock issued under compensation plans						5	5
Loss on issuance of treasury stock issued under compensation plans			(2)	(8)			(10)
Balance at July 31, 2021	$25	$47	$2	$3,255	$(414)	$(232)	$2,683

The following table shows the changes in stockholders’ equity during the three months ended July 31, 2022:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2022	$25	$47	$—	$3,242	$(352)	$(225)	$2,737
Net income				249			249
Net other comprehensive income (loss)					1		1
Declaration of cash dividends				(180)			(180)
Stock-based compensation expense			4				4
Stock issued under compensation plans						4	4
Loss on issuance of treasury stock issued under compensation plans			(4)	(4)			(8)
Balance at July 31, 2022	$25	$47	$—	$3,307	$(351)	$(221)	$2,807

The following table shows the change in each component of accumulated other comprehensive income (AOCI), net of tax, during the three months ended July 31, 2022:

(Dollars in millions)	Currency Translation Adjustments	Cash Flow Hedge Adjustments	Postretirement Benefits Adjustments	Total AOCI
Balance at April 30, 2022	$(239)	$37	$(150)	$(352)
Net other comprehensive income (loss)	(5)	4	2	1
Balance at July 31, 2022	$(244)	$41	$(148)	$(351)

The following table shows the cash dividends declared per share on our Class A and Class B common stock during the three months ended July 31, 2022:

Declaration Date	Record Date	Payable Date	Amount per Share
May 26, 2022	June 8, 2022	July 1, 2022	$0.1885
July 28, 2022	September 6, 2022	October 3, 2022	$0.1885

8.    Net Sales
The following table shows our net sales by geography:

	Three Months Ended
	July 31,
(Dollars in millions)	2021	2022
United States	$450	$482
Developed International[1]	269	294
Emerging[2]	150	176
Travel Retail[3]	21	38
Non-branded and bulk[4]	16	17
Total	$906	$1,007

1Represents net sales of branded products to “advanced economies” as defined by the International Monetary Fund (IMF), excluding the United States. Our largest developed international markets are Germany, Australia, the United Kingdom, France, and Canada.
2Represents net sales of branded products to “emerging and developing economies” as defined by the IMF. Our largest emerging markets are Mexico, Poland, Brazil, and Chile.
3Represents net sales of branded products to global duty-free customers, other travel retail customers, and the U.S. military regardless of customer location.
4Includes net sales of used barrels, contract bottling, and bulk whiskey and wine, regardless of customer location.

The following table shows our net sales by product category:

	Three Months Ended
	July 31,
(Dollars in millions)	2021	2022
Whiskey[1]	$616	$707
Ready-to-Drink[2]	108	126
Tequila[3]	73	70
Wine[4]	53	46
Vodka[5]	25	23
Non-branded and bulk[6]	16	17
Rest of portfolio	15	18
Total	$906	$1,007

1Includes all whiskey spirits and whiskey-based flavored liqueurs. The brands included in this category are the Jack Daniel's family of brands (excluding the “ready-to-drink” products outlined below), the Woodford Reserve family of brands, the Old Forester family of brands, GlenDronach, Benriach, Glenglassaugh, Slane Irish Whiskey, and Coopers’ Craft.
2Includes the Jack Daniel’s ready-to-drink (RTD) and ready-to-pour (RTP) products, New Mix, and other RTD/RTP products.
3Includes the Herradura family of brands, el Jimador, and other tequilas.
4Includes Korbel California Champagne and Sonoma-Cutrer wines.
5Includes Finlandia.
6Includes net sales of used barrels, contract bottling, and bulk whiskey and wine.

9.    Pension Costs
The following table shows the components of the net cost recognized for our U.S. pension plans. Similar information for other defined benefit plans is not presented due to immateriality.

	Three Months Ended
	July 31,
(Dollars in millions)	2021	2022
Service cost	$7	$5
Interest cost	5	8
Expected return on plan assets	(11)	(11)
Amortization of net actuarial loss	6	3
Net cost	$7	$5

10.    Income Taxes
Our consolidated interim effective tax rate is based on our expected annual operating income, statutory tax rates, and income tax laws in the various jurisdictions where we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the fiscal quarter in which the related event or a change in judgment occurs. The expected effective tax rate on ordinary income for the fiscal year is 24.2%, which is greater than the U.S. federal statutory rate of 21.0%, due to state taxes and effects of foreign operations, partially offset by the impact of the foreign-derived intangible income deduction.
The effective tax rate of 23.6% for the three months ended July 31, 2022, is lower than the expected tax rate of 24.2% on ordinary income for the full fiscal year, primarily due to (a) the reversal of a valuation allowance and (b) a prior fiscal year true-up, partially offset by the addition of a tax contingency. The effective tax rate of 23.6% for the three months ended July 31, 2022, was lower than the effective tax rate of 28.5% for the same period last year, primarily reflecting (a) a decrease in prior fiscal year true-ups, (b) decreased impact of foreign tax rate changes, and (c) the reversal of a valuation allowance in the current period.

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

We had outstanding currency derivatives, related primarily to our euro, British pound, and Australian dollar exposures, with notional amounts for all hedged currencies totaling $801 million at April 30, 2022, and $741 million at July 31, 2022. The maximum term of outstanding derivative contracts was 36 months at April 30, 2022 and 33 months at July 31, 2022.

We also use foreign currency-denominated debt instruments to help manage our foreign currency exchange rate risk. We designate a portion of those debt instruments as net investment hedges, which are intended to mitigate foreign currency exposure related to non-U.S. dollar net investments in certain foreign subsidiaries. Any change in value of the designated portion of the hedging instruments is recorded in AOCI, offsetting the foreign currency translation adjustment of the related net investments that is also recorded in AOCI. The amount of foreign currency-denominated debt instruments designated as net investment hedges was $636 million at April 30, 2022, and $617 million at July 31, 2022.

At inception, we expect each financial instrument designated as a hedge to be highly effective in offsetting the financial exposure it is designed to mitigate. We also assess their effectiveness continually. If determined to be no longer highly effective, we discontinue designating and accounting for the instrument as a hedge.

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

The following table presents the pre-tax impact that changes in the fair value of our derivative instruments and non-derivative hedging instruments had on AOCI and earnings:

		Three Months Ended
		July 31,
(Dollars in millions)	Classification	2021	2022
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$15	$14
Net gain (loss) reclassified from AOCI into earnings	Sales	(3)	8
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Sales	$2	$5
Net gain (loss) recognized in earnings	Other income (expense), net	1	1
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	$7	$20

Total amounts presented in the accompanying condensed consolidated statements of operations for line items affected by the net gains (losses) shown above:
Sales		$1,183	$1,288
Other income (expense), net		(6)	6

We expect to reclassify $31 million of deferred net gains on cash flow hedges recorded in AOCI as of July 31, 2022, to earnings during the next 12 months. This reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur.

The following table presents the fair values of our derivative instruments:

		April 30, 2022		July 31, 2022
(Dollars in millions)	Classification	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Designated as cash flow hedges:
Currency derivatives	Other current assets	$32	$(3)	$38	$(3)
Currency derivatives	Other assets	20	(1)	22	—
Not designated as hedges:
Currency derivatives	Accrued expenses	—	(1)	—	—

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

Our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. None of our derivatives with creditworthiness requirements were in a net liability position at April 30, 2022 and July 31, 2022.

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

The following table summarizes the gross and net amounts of our derivative contracts:

(Dollars in millions)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet	Net Amounts
April 30, 2022
Derivative assets	$52	$(4)	$48	$(1)	$47
Derivative liabilities	(5)	4	(1)	1	—
July 31, 2022
Derivative assets	60	(3)	57	—	57
Derivative liabilities	(3)	3	—	—	—

No cash collateral was received or pledged related to our derivative contracts as of April 30, 2022, or July 31, 2022.

12.    Fair Value Measurements
The following table summarizes the assets and liabilities measured or disclosed at fair value on a recurring basis:

	April 30, 2022		July 31, 2022
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$868	$868	$899	$899
Currency derivatives, net	48	48	57	57
Liabilities
Currency derivatives, net	1	1	—	—
Long-term debt (including current portion)	2,269	2,239	2,248	2,221

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

The fair values of cash and cash equivalents approximate the carrying amounts due to the short maturities of these instruments.

We measure some assets and liabilities at fair value on a nonrecurring basis. That is, we do not measure them at fair value on an ongoing basis, but we do adjust them to fair value in some circumstances (for example, when we determine that an asset is impaired). No material nonrecurring fair value measurements were required during the periods presented in these financial statements.

13.    Other Comprehensive Income
The following table shows the components of net other comprehensive income (loss):

	Three Months Ended			Three Months Ended
	July 31, 2021			July 31, 2022
(Dollars in millions)	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Currency translation adjustments:
Net gain (loss) on currency translation	$(8)	$(2)	$(10)	$(1)	$(4)	$(5)
Reclassification to earnings	—	—	—	—	—	—
Other comprehensive income (loss), net	(8)	(2)	(10)	(1)	(4)	(5)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	15	(3)	12	14	(4)	10
Reclassification to earnings[1]	3	(1)	2	(8)	2	(6)
Other comprehensive income (loss), net	18	(4)	14	6	(2)	4
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	—	—	—	—	—	—
Reclassification to earnings[2]	6	(2)	4	3	(1)	2
Other comprehensive income (loss), net	6	(2)	4	3	(1)	2

Total other comprehensive income (loss), net	$16	$(8)	$8	$8	$(7)	$1
1Pre-tax amount for each period is classified as sales in the accompanying condensed consolidated statements of operations.
2Pre-tax amount for each period is classified as non-operating postretirement expense in the accompanying condensed consolidated statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with both our unaudited Condensed Consolidated Financial Statements and related notes included in Part I, Item 1 of this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended April 30, 2022 (2022 Form 10-K). Note that the results of operations for the three months ended July 31, 2022, are not necessarily indicative of future or annual results. In this Item, “we,” “us,” “our,” “Brown-Forman,” and the “Company” refer to Brown-Forman Corporation and its consolidated subsidiaries, collectively.

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
During fiscal 2021, we sold our Early Times, Canadian Mist, and Collingwood brands and related assets, and entered into a related transition services agreement (TSA) for these brands. This adjustment removes the net sales and operating expenses recognized pursuant to the TSA for the non-comparable period, which is activity during the first quarter of fiscal 2022. We believe this adjustment allows for us to better understand our organic results on a comparable basis.
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
We use the non-GAAP measure “organic change”, along with other metrics, to: (a) understand our performance from period to period on a consistent basis; (b) compare our performance to that of our competitors; (c) calculate components of management incentive compensation; (d) plan and forecast; and (e) communicate our financial performance to the Board of Directors, stockholders, and investment community. We provide reconciliations of the “organic change” in certain line items of the statements of operations to their nearest GAAP measures in the tables under “Results of Operations - Fiscal 2023 Year-to-Date Highlights” and “Results of Operations - Year-Over-Year Period Comparisons.” We have consistently applied the adjustments within our reconciliations in arriving at each non-GAAP measure. We believe these non-GAAP measures are useful to readers and investors because they enhance the understanding of our historical financial performance and comparability between periods.
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
Geographic Aggregations.
In “Results of Operations - Fiscal 2023 Year-to-Date Highlights,” we provide supplemental information for our largest markets ranked by percentage of total fiscal 2022 reported net sales. Due to our decision to suspend commercial operations in Russia, it is no longer considered one of our largest markets. In addition to markets that are listed by country name, we include the following aggregations:
•“Developed International” markets are “advanced economies” as defined by the IMF, excluding the United States. Our largest developed international markets are Germany, Australia, the United Kingdom, France, and Canada. This aggregation represents our net sales of branded products to these markets.
•“Emerging” markets are “emerging and developing economies” as defined by the IMF. Our largest emerging markets are Mexico, Poland, Brazil, and Chile. This aggregation represents our net sales of branded products to these markets.
•“Travel Retail” represents our net sales of branded products to global duty-free customers, other travel retail customers, and the U.S. military, regardless of customer location.
•“Non-branded and bulk” includes our net sales of used barrels, contract bottling, and bulk whiskey and wine, regardless of customer location.
Brand Aggregations.
In “Results of Operations - Fiscal 2023 Year-to-Date Highlights,” we provide supplemental information for our largest brands ranked by percentage of total fiscal 2022 reported net sales. In addition to brands that are listed by name, we include the following aggregations outlined below.
Beginning in fiscal 2023, we added “Ready-to-Drink” as a brand aggregation due to its contribution to our growth in recent years and industry-wide category growth trends. “Whiskey” no longer contains Jack Daniel’s ready-to-drink (RTD) and ready-to-pour (RTP), and “Tequila” no longer includes New Mix. These brands are now included in the “Ready-to-Drink” brand aggregation.
•“Whiskey” includes all whiskey spirits and whiskey-based flavored liqueurs. The brands included in this category are the Jack Daniel’s family of brands (excluding the “Ready-to-Drink” products defined below), the Woodford Reserve family of brands (Woodford Reserve), the Old Forester family of brands (Old Forester), GlenDronach, Benriach, Glenglassaugh, Slane Irish Whiskey, and Coopers’ Craft.
•“American whiskey” includes the Jack Daniel’s family of brands (excluding the “Ready-to-Drink” products defined below) and premium bourbons (defined below).
•“Premium bourbons” includes Woodford Reserve, Old Forester, and Coopers’ Craft.
•“Super-premium American whiskey” includes Woodford Reserve, Gentleman Jack, and other super-premium Jack Daniel's expressions.
•“Ready-to-Drink” includes all ready-to-drink (RTD) and ready-to-pour (RTP) products. The brands included in this category are Jack Daniel’s RTD and RTP products (JD RTD/RTP), New Mix, and other RTD/RTP products.
•“Jack Daniel’s RTD and RTP” products include all RTD line extensions of Jack Daniel’s, such as Jack Daniel’s & Cola, Jack Daniel’s Country Cocktails, Jack Daniel’s Double Jack, and other malt- and spirit-based Jack Daniel’s RTDs along with Jack Daniel’s Winter Jack RTP.
•“Tequila” includes the Herradura family of brands (Herradura), el Jimador, and other tequilas.
•“Wine” includes Korbel California Champagne and Sonoma-Cutrer wines.
•“Vodka” includes Finlandia.

•“Non-branded and bulk” includes our net sales of used barrels, contract bottling, and bulk whiskey and wine.
•“Jack Daniel’s family of brands” includes Jack Daniel’s Tennessee Whiskey (JDTW), Jack Daniel’s RTD and RTP products (JD RTD/RTP), Jack Daniel’s Tennessee Honey (JDTH), Gentleman Jack, Jack Daniel’s Tennessee Fire (JDTF), Jack Daniel’s Tennessee Apple (JDTA), Jack Daniel’s Single Barrel Collection (JDSB), Jack Daniel’s Tennessee Rye Whiskey (JDTR), Jack Daniel’s Sinatra Select, Jack Daniel’s Bonded, Jack Daniel’s No. 27 Gold Tennessee Whiskey, Jack Daniel’s Bottled-in-Bond, Jack Daniel’s 10 Years Old, and Jack Daniel’s Triple Mash.
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

Important Information on Forward-Looking Statements:
This report contains statements, estimates, and projections that are “forward-looking statements” as defined under U.S. federal securities laws. Words such as “aim,” “anticipate,” “aspire,” “believe,” “can,” “continue,” “could,” “envision,” “estimate,” “expect,” “expectation,” “intend,” “may,” “might,” “plan,” “potential,” “project,” “pursue,” “see,” “seek,” “should,” “will,” “would,” and similar words indicate forward-looking statements, which speak only as of the date we make them. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. By their nature, forward-looking statements involve risks, uncertainties, and other factors (many beyond our control) that could cause our actual results to differ materially from our historical experience or from our current expectations or projections. These risks and uncertainties include, but are not limited to:

•Our substantial dependence upon the continued growth of the Jack Daniel’s family of brands

•Substantial competition from new entrants, consolidations by competitors and retailers, and other competitive activities, such as pricing actions (including price reductions, promotions, discounting, couponing, or free goods), marketing, category expansion, product introductions, or entry or expansion in our geographic markets or distribution networks
•Route-to-consumer changes that affect the timing of our sales, temporarily disrupt the marketing or sale of our products, or result in higher fixed costs
•Disruption of our distribution network or inventory fluctuations in our products by distributors, wholesalers, or retailers
•Changes in consumer preferences, consumption, or purchase patterns – particularly away from larger producers in favor of small distilleries or local producers, or away from brown spirits, our premium products, or spirits generally, and our ability to anticipate or react to them; further legalization of marijuana; shifts in consumer purchase practices; bar, restaurant, travel, or other on-premise declines; shifts in demographic or health and wellness trends; or unfavorable consumer reaction to new products, line extensions, package changes, product reformulations, or other product innovation
•Production facility, aging warehouse, or supply chain disruption
•Imprecision in supply/demand forecasting
•Higher costs, lower quality, or unavailability of energy, water, raw materials, product ingredients, or labor
•Impact of health epidemics and pandemics, including the COVID-19 pandemic, and the risk of the resulting negative economic impacts and related governmental actions
•Unfavorable global or regional economic conditions, particularly related to the COVID-19 pandemic, and related economic slowdowns or recessions, low consumer confidence, high unemployment, weak credit or capital markets, budget deficits, burdensome government debt, austerity measures, higher interest rates, higher taxes, political instability, higher inflation, deflation, lower returns on pension assets, or lower discount rates for pension obligations
•Product recalls or other product liability claims, product tampering, contamination, or quality issues
•Negative publicity related to our company, products, brands, marketing, executive leadership, employees, Board of Directors, family stockholders, operations, business performance, or prospects
•Failure to attract or retain key executive or employee talent
•Risks associated with acquisitions, dispositions, business partnerships, or investments – such as acquisition integration, termination difficulties or costs, or impairment in recorded value
•Risks associated with being a U.S.-based company with a global business, including commercial, political, and financial risks; local labor policies and conditions; protectionist trade policies, or economic or trade sanctions, including additional retaliatory tariffs on American whiskeys and the effectiveness of our actions to mitigate the negative impact on our margins, sales, and distributors; compliance with local trade practices and other regulations; terrorism; and health pandemics
•Failure to comply with anti-corruption laws, trade sanctions and restrictions, or similar laws or regulations
•Fluctuations in foreign currency exchange rates, particularly a stronger U.S. dollar
•Changes in laws, regulatory measures, or governmental policies – especially those that affect the production, importation, marketing, labeling, pricing, distribution, sale, or consumption of our beverage alcohol products
•Tax rate changes (including excise, corporate, sales or value-added taxes, property taxes, payroll taxes, import and export duties, and tariffs) or changes in related reserves, changes in tax rules or accounting standards, and the unpredictability and suddenness with which they can occur
•Decline in the social acceptability of beverage alcohol in significant markets
•Significant additional labeling or warning requirements or limitations on availability of our beverage alcohol products
•Counterfeiting and inadequate protection of our intellectual property rights
•Significant legal disputes and proceedings, or government investigations
•Cyber breach or failure or corruption of our key information technology systems or those of our suppliers, customers, or direct and indirect business partners, or failure to comply with personal data protection laws
•Our status as a family “controlled company” under New York Stock Exchange rules, and our dual-class share structure
For further information on these and other risks, please see the risks and uncertainties described in Part I, Item 1A. Risk Factors of our 2022 Form 10-K and those described from time to time in our future reports filed with the Securities and Exchange Commission (SEC).

Overview
For the three months ended July 31, 2022, we experienced strong, broad-based reported net sales growth across all of our geographic clusters and Travel Retail channel reflecting (a) the continued rebuilding of distributor inventories, (b) increased travel and tourism, (c) the gradual re-opening of the on-premise channel in certain international markets, and (d) continued premiumization trends. Foreign exchange fluctuations negatively affected our results reflecting the strengthening of the dollar primarily against the euro, Turkish lira, pound sterling, and Polish zloty.
Supply chain disruptions continued to affect our business during the first quarter of fiscal 2023. Our glass supply position improved while overall supply chain logistics and transportation challenges constrained product movement and increased both input and transportation costs. We further discuss the effect of supply chain disruptions on our results where relevant below.
The removal of the European Union and United Kingdom tariffs on American whiskey positively affected our results during the first quarter of fiscal 2023. Tariffs include the combined effect of tariff-related costs, whether arising as a reduction of reported net sales or as an increase in reported cost of sales. We estimate that lower costs associated with tariffs (a) increased reported net sales growth by approximately half a percentage point, (b) reduced our reported cost of sales growth by approximately four percentage points, and (c) increased gross margin by approximately one and a half percentage points. We further discuss the estimated effect of the removal of the European Union and United Kingdom tariffs on American whiskey on our results where relevant below.
Due to Russia’s invasion of Ukraine in February 2022, reported net sales were negatively affected by (a) the suspension of our commercial operations in Russia and (b) our diminished ability to conduct business in Ukraine. We further discuss the effect of Russia’s invasion of Ukraine where relevant below.
Fiscal 2023 Year-to-Date Highlights
•We delivered reported net sales of $1.0 billion, for the three months ended July 31, 2022, an increase of 11% compared to the same period last year. The increase was driven by higher volumes and favorable price/mix, partially offset by the negative effect of foreign exchange. An estimated net increase in distributor inventories positively impacted reported net sales.
◦From a brand perspective, reported net sales growth was driven by JDTW, Woodford Reserve, and JDTH.
◦From a geographic perspective, the United States, emerging markets, developed international markets, and the Travel Retail channel all contributed significantly to reported net sales growth.
•We delivered reported operating income of $343 million for the three months ended July 31, 2022, an increase of 19% compared to the same period last year. We delivered diluted earnings per share of $0.52, an increase of 30% from the $0.40 reported for the same period last year, driven by the increase in reported operating income and the benefit of a lower effective tax rate.

Summary of Operating Performance
	Three Months Ended July 31,
(Dollars in millions)	2021	2022	Reported Change		Organic Change[1]
Net sales	$906	$1,007	11%		17%
Cost of sales	353	385	9%		12%
Gross profit	553	622	13%		21%
Advertising	90	110	23%		28%
SG&A	168	175	4%		7%
Other expense (income), net	6	(6)	nm		nm
Operating income	289	343	19%		32%

Total operating expenses[2]	$264	$279	6%		8%

As a percentage of net sales[3]
Gross profit	61.0%	61.8%	0.8	pp
Operating income	31.9%	34.0%	2.1	pp
Interest expense, net	$20	$17	(18%)
Effective tax rate	28.5%	23.6%	(4.9)	pp
Diluted earnings per share	$0.40	$0.52	30%
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
The following table provides supplemental information for our largest markets. We discuss results of the markets most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the three months ended July 31, 2022 compared to the same period last year.

Top Markets[1]
Three months ended July 31, 2022	Net Sales % Change vs. 2022
Geographic area[2]	Reported	Acquisitions and Divestitures	Foreign Exchange	Organic[3]
United States	7%	—%	—%	7%
Developed International	9%	—%	10%	19%
Germany	13%	—%	14%	26%
Australia	15%	—%	1%	16%
United Kingdom	(8%)	—%	10%	2%
France	(24%)	—%	9%	(15%)
Canada	34%	—%	8%	41%
Rest of Developed International	32%	—%	15%	47%
Emerging	17%	—%	16%	34%
Mexico	13%	—%	(3%)	10%
Poland	6%	—%	18%	24%
Brazil	34%	—%	6%	39%
Chile	91%	—%	—%	91%
Rest of Emerging	14%	—%	32%	47%
Travel Retail	77%	—%	8%	85%
Non-branded and bulk	7%	23%	1%	32%
Total	11%	—%	6%	17%
Note: Results may differ due to rounding

1“Top Markets” are ranked based on percentage of total fiscal 2022 reported net sales (see 2022 Form 10-K “Results of Operations - Fiscal 2022 Market Highlights” and Note 8 to the Condensed Consolidated Financial Statements). Due to our decision to suspend commercial operations in Russia, it is no longer considered a “Top Market”. Russia’s year-to-date results are included in our “Emerging” and “Total” results.
2See “Definitions” above for definitions of market aggregations presented here.
3See “Non-GAAP Financial Measures” above for details on our use of “organic change” in net sales, including how we calculate this measure and why we believe this information is useful to readers.

The United States grew reported net sales 7% led by higher volumes and prices of Woodford Reserve along with volumetric gains of JDTH and JDTF. An estimated net increase in distributor inventories positively impacted reported net sales. This growth was partially offset by lower volumes of Korbel California Champagne and JDTW.
Developed International
•Germany’s reported net sales increased 13% fueled by volumetric gains of JDTW and JD RTDs, partially offset by the negative effect of foreign exchange.
•Australia’s reported net sales increased 15% led by higher volumes of JD RTDs and JDTW.
•United Kingdom’s reported net sales declined 8% driven by the negative effect of foreign exchange.
•France’s reported net sales declined 24% driven by (a) lower volumes of JDTW and JDTH, reflecting whiskey category declines and a reduction of promotions; and (b) the negative effect of foreign exchange.
•Canada’s reported net sales increased 34% led by higher JDTW volumes. An estimated net increase in distributor inventories positively impacted reported net sales.

•Reported net sales in the Rest of Developed International increased 32% fueled by JDTW gains, led by Spain and Austria, partially offset by the negative effect of foreign exchange. An estimated net increase in distributor inventories positively impacted reported net sales.
Emerging
•Mexico’s reported net sales increased 13% driven by growth of New Mix and the positive effect of foreign exchange, partially offset by lower volumes of Herradura reflecting the impact of supply chain challenges.
•Poland’s reported net sales increased 6% led by higher volumes of JDTW and Finlandia, partially offset by the negative effect of foreign exchange.
•Brazil’s reported net sales increased 34% fueled by growth of JDTW, partially offset by lower volumes of JDTH.
•Chile’s reported net sales increased 91% driven by growth of JDTW and JDTH, partially offset by lower volumes of JDTA as we cycled the continued launch during the first quarter of the prior-year. An estimated net increase in distributor inventories positively impacted reported net sales.
•Reported net sales in the Rest of Emerging increased 14% led by JDTW growth in Turkey and Sub-Saharan Africa. This growth was partially offset by the negative effect of foreign exchange (reflecting the strengthening of the dollar primarily against the Turkish lira) and declines in Russia due to the suspension of our commercial operations. An estimated net increase in distributor inventories positively impacted reported net sales.
Travel Retail’s reported net sales increased 77% driven primarily by higher volumes across much of our portfolio as travel continues to rebound from the COVID-19-related travel restrictions. An estimated net increase in distributor inventories positively impacted reported net sales.

Brand Highlights
The following table provides supplemental information for our largest brands. We discuss results of the brands most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the three months ended July 31, 2022 compared to the same period last year.

Major Brands
Three months ended July 31, 2022	Net Sales % Change vs 2022
Product category / brand family / brand[1]	Reported	Acquisitions and Divestitures	Foreign Exchange	Organic[2]
Whiskey	15%	—%	7%	22%
JDTW	10%	—%	11%	21%
JDTH	26%	—%	(9%)	16%
Gentleman Jack	8%	—%	9%	17%
JDTF	35%	—%	5%	41%
JDTA	(29%)	—%	6%	(22%)
Woodford Reserve	38%	—%	1%	39%
Old Forester	22%	—%	—%	22%
Rest of Whiskey	19%	1%	8%	28%
Ready-to-drink	17%	—%	4%	21%
JD RTD/RTP	12%	—%	5%	17%
New Mix	44%	—%	(3%)	41%
Tequila	(4%)	—%	—%	(3%)
Herradura	(4%)	—%	—%	(5%)
el Jimador	3%	—%	1%	4%
Wine	(13%)	—%	—%	(12%)
Vodka (Finlandia)	(10%)	—%	13%	3%
Rest of Portfolio	21%	—%	8%	29%
Non-branded and bulk	7%	23%	1%	32%
Note: Results may differ due to rounding

1See “Definitions” above for definitions of brand aggregations presented here.
2See “Non-GAAP Financial Measures” above for details on our use of “organic change” in net sales, including how we calculate this measure and why we believe this information is useful to readers.

Whiskey
•JDTW grew reported net sales 10% led by higher volumes and prices in emerging markets, developed international markets, and Travel Retail. An estimated net increase in distributor inventories positively impacted reported net sales. This growth was partially offset by the negative effect of foreign exchange and lower volumes in the United States due to difficult comparisons in the same period last year.
•Reported net sales for JDTH increased 26% driven by volumetric growth in the United States. An estimated net increase in distributor inventories positively impacted reported net sales.
•Reported net sales for Gentleman Jack increased 8% driven by higher volumes in the United States and Travel Retail, partially offset by the negative effect of foreign exchange. An estimated net increase in distributor inventories positively impacted reported net sales.
•JDTF grew reported net sales 35% driven primarily by higher volumes in the United States. An estimated net increase in distributor inventories positively impacted reported net sales.
•JDTA’s reported net sales declined 29% largely due to lower volumes in the United States as we cycled last year’s on-premise recovery. An estimated net decrease in distributor inventories negatively impacted reported net sales.

•Woodford Reserve’s reported net sales increased 38% driven by higher volumes and prices in the United States. An estimated net increase in distributor inventories positively impacted reported net sales.
•Old Forester’s reported net sales increased 22% driven by higher volumes in the United States. An estimated net increase in distributor inventories positively impacted reported net sales.
•Reported net sales for Rest of Whiskey increased 19% led by the launch of Jack Daniel’s Bonded in the United States.
Ready-to-Drink
•The JD RTD/RTP brand’s reported net sales grew 12% led by growth in Australia and Germany, partially offset by the negative effect of foreign exchange.
•New Mix grew reported net sales 44% fueled by growth in Mexico as we gained market share in the RTD category.
Tequila
•Herradura’s reported net sales declined 4% due to (a) cycling significant growth during the first quarter of the prior-year in the United States and (b) the impact of supply chain challenges in Mexico and the United States.
Wine reported net sales declined 13% due to lower volumes of Korbel California Champagne, partially offset by higher volumes of Sonoma-Cutrer in the United States.
Vodka (Finlandia) reported net sales declined 10% reflecting (a) the impact of the suspension of our commercial operations in Russia, (b) the negative effect of foreign exchange, and (c) the ongoing impact on our ability to conduct business in Ukraine due to Russia’s invasion of Ukraine. These declines were partially offset by broad-based growth across other international markets.

Year-Over-Year Period Comparisons

Net Sales
	3 months
Percentage change versus the prior year period ended July 31	Volume	Price/mix	Total
Change in reported net sales	13%	(2%)	11%
Acquisitions and divestitures	—%	—%	—%
Foreign exchange	—%	6%	6%
Change in organic net sales	13%	5%	17%
Note: Results may differ due to rounding
For the three months ended July 31, 2022, reported net sales were $1.0 billion, an increase of $101 million, or 11%, compared to the same period last year largely driven by higher volumes of New Mix, JDTW, and JD RTDs. Price/mix reflects the negative effect of foreign exchange, partially offset by higher prices of JDTW. Reported net sales were positively impacted by an estimated net increase in distributor inventories. See “Results of Operations - Fiscal 2023 Year-to-Date Highlights” above for further details on net sales for the three months ended July 31, 2022.

Cost of Sales
	3 months
Percentage change versus the prior year period ended July 31	Volume	Cost/mix	Total
Change in reported cost of sales	13%	(4%)	9%
Acquisitions and divestitures	—%	1%	1%
Foreign exchange	—%	2%	2%
Change in organic cost of sales	13%	(1%)	12%
Note: Results may differ due to rounding
For the three months ended July 31, 2022, reported cost of sales were $385 million, an increase of $32 million, or 9%, compared to the same period last year largely driven by higher volumes of New Mix, JDTW, and JD RTDs. Cost/mix reflects (a) a shift in portfolio mix toward our lower-cost brands (b) the removal of the European Union and United Kingdom tariffs on American whiskey, and (c) the positive effect of foreign exchange. These factors were partially offset by higher costs related to supply chain disruptions and the impact of inflation on our input costs. An estimated net increase in distributor inventories negatively impacted reported cost of sales.

Gross Profit
Percentage change versus the prior year period ended July 31	3 Months
Change in reported gross profit	13%
Acquisitions and divestitures	—%
Foreign exchange	8%
Change in organic gross profit	21%
Note: Results may differ due to rounding

Gross Margin
For the period ended July 31	3 months
Prior year gross margin	61.0%
Price/mix	2.3%
Cost (excluding tariffs)	(1.8)%
Acquisitions and divestitures	0.2%
Tariffs[1]	1.3%
Foreign exchange	(1.2%)
Change in gross margin	0.8%
Current year gross margin	61.8%
Note: Results may differ due to rounding	—

[1]“Tariffs” include the combined effect of tariff-related costs, whether arising as a reduction of reported net sales or as an increase in reported cost of sales.
For the three months ended July 31, 2022, reported gross profit of $622 million increased $70 million, or 13%, compared to the same period last year. Gross margin increased 0.8 percentage points to 61.8% from 61.0% in the same period last year. The increase in gross margin was driven by favorable price/mix and the removal of the European Union and United Kingdom tariffs on American whiskey, partially offset by (a) the negative effect of foreign exchange, (b) higher costs related to supply chain disruptions and (c) higher costs due to the impact of inflation on input costs.

Operating Expenses
Percentage change versus the prior year period ended July 31
3 Months	Reported	Impairment Charges	Foreign Exchange	Organic
Advertising	23%	—%	6%	28%
SG&A	4%	—%	3%	7%
Total operating expenses[1]	6%	2%	—%	8%
Note: Results may differ due to rounding

[1]Total operating expenses include advertising expense, SG&A expense, and other expense (income), net.
For the three months ended July 31, 2022, reported operating expenses totaled $279 million, an increase of $15 million, or 6%, compared to the same period last year.
•Reported advertising expense increased 23% for the three months ended July 31, 2022 driven largely by higher investment in the United States supporting JDTW, Herradura, the launch of Jack Daniel’s Bonded and Jack Daniel’s Triple Mash, and Woodford Reserve, partially offset by the positive effect of foreign exchange.
•Reported SG&A expense increased 4% for the three months ended July 31, 2022 driven primarily by higher compensation-related expenses and higher discretionary spend, partially offset by accruals for non-income-based tax contingencies expensed during the same period last year along with the positive effect of foreign exchange.

Operating Income
Percentage change versus the prior year period ended July 31	3 Months
Change in reported operating income	19%
Acquisitions and divestitures	—%
Impairment charges	(2%)
Foreign exchange	16%
Change in organic operating income	32%
Note: Results may differ due to rounding
For the three months ended July 31, 2022, reported operating income totaled $343 million, an increase of $54 million, or 19%, compared to the same period last year. Operating margin increased 2.1 percentage points to 34.0% from 31.9% in the same period last year.

The effective tax rate for the three months ended July 31, 2022, was 23.6% compared to 28.5% for the same period last year. The decrease in our effective tax rate was driven primarily by (a) a decrease in prior fiscal year true-ups, (b) decreased impact of foreign tax rate changes, and (c) the reversal of a valuation allowance in the current period.
Diluted earnings per share of $0.52, an increase of 30% from the $0.40 reported for the same period last year, driven by the increase in reported operating income and the benefit of a lower effective tax rate.
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
The company anticipates continued growth in fiscal 2023 despite global macroeconomic and geopolitical uncertainties. Accordingly, we reiterate our guidance and continue to expect the following in fiscal 2023:
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

Liquidity and Financial Condition
Liquidity. We generate strong cash flow from operations, which enables us to meet current obligations, fund capital expenditures, and return cash to our stockholders through regular dividends and, from time to time, through share repurchases and special dividends. We believe our investment-grade credit ratings (A1 by Moody’s and A- by Standard & Poor’s) provide us with financial flexibility when accessing global debt capital markets and allow us to reserve adequate debt capacity for investment opportunities and unforeseen events.
Our cash flow from operations is supplemented by our cash and cash equivalent balances, as well as access to other liquidity sources. Cash and cash equivalents were $868 million at April 30, 2022, and $899 million at July 31, 2022. As of July 31, 2022, approximately 62% of our cash and cash equivalents were held by our foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We continue to evaluate our future cash deployment and may decide to repatriate additional cash held by our foreign subsidiaries, which may require us to provide for and pay additional taxes.
We have an $800 million commercial paper program that we use, together with our cash flow from operations, to fund our short-term operational needs. There were no borrowings under our commercial paper program at April 30, 2022, and July 31, 2022. The average balances, interest rates, and original maturities during the periods ended July 31, 2021 and 2022, are presented below.

	Three Months Average
	July 31,
(Dollars in millions)	2021	2022
Average commercial paper	$190	$—
Average interest rate	0.16%	—%
Average days to maturity at issuance	32	—

Our commercial paper program is supported by available commitments under our $800 million bank credit facility that expires on November 10, 2024. At July 31, 2022, there were no borrowings outstanding under the credit facility. Although unlikely, under extreme market conditions, one or more participating banks may not be able to fund its commitments under our credit facility. To manage this counterparty credit risk, we partner with banks that have investment grade credit ratings, limit the amount of exposure we have with each bank, and monitor the financial conditions of each bank.
Our most significant short-term cash requirements relate primarily to funding our operations (such as expenditures for raw materials, production and distribution, advertising and promotion, and current taxes), repayment of our note maturing in 2023, and capital investments. Our most significant longer-term cash requirements primarily include payments related to our long-term debt, employee benefit obligations, and deferred tax liabilities.
While we expect to meet our planned short-term liquidity needs largely through cash generated from operations and borrowings under our commercial paper program, a sustained market deterioration resulting in declines in net sales and profit could require us to evaluate alternative sources of liquidity. If we have additional liquidity needs, we believe that we could access financing in the debt capital markets, based on market conditions.
We believe our current liquidity position, supplemented by our ability to generate positive cash flows from operations in the future, and our ample debt capacity enabled by our strong short-term and long-term credit ratings, will be sufficient to meet all of our expected future short- and long-term financial commitments.
Cash flows. Cash provided by operations of $173 million declined $12 million from the same period last year, reflecting increased working capital offset partially by improved operating results. The increase in working capital was largely attributable to higher levels of inventory, which were affected by significantly higher input costs and other effects of supply chain disruptions.
Cash used for investing activities was $34 million during the three months ended July 31, 2022, compared to $15 million for the same period last year. The $19 million increase reflects increased capital spending to expand our production capacity to meet anticipated future consumer demand.
Cash used for financing activities was $94 million during the three months ended July 31, 2022, compared to $141 million for the same period last year. The $47 million decrease largely reflects a $50 million decrease in net repayments of short-term borrowings.
Dividends. See Note 7 to the Condensed Consolidated Financial Statements included Part I, Item I of this Quarterly Report for information about cash dividends declared per share on our Class A and Class B common stock since the beginning of fiscal 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We face market risks arising from changes in foreign currency exchange rates, commodity prices, and interest rates. Foreign currency fluctuations affect our net investments in foreign subsidiaries and foreign currency-denominated cash flows. Commodity price changes can affect our production and supply chain costs. Interest rate changes affect (a) the fair value of our fixed-rate debt, and (b) cash flows and earnings related to our variable-rate debt and interest-bearing investments. We manage market risks through procurement strategies as well as the use of derivative and other financial instruments. Our risk management program is governed by policies that authorize and control the nature and scope of transactions that we use to mitigate market risks. Since April 30, 2022, there have been no material changes to the market risks faced by us or to our risk management program.

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

Changes in Internal Control over Financial Reporting. During the first quarter of fiscal 2023, we upgraded our SAP enterprise resource planning system to SAP S/4 Hana. In connection with the upgrade, we modified the design and documentation of our internal control processes and procedures affected by the new system. Except for these changes, there have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
We operate in a litigious environment and we are sued in the normal course of business. We do not anticipate that any pending legal proceedings will have, individually or in the aggregate, a material adverse effect on our financial position, results of operations, or liquidity.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our 2022 Form 10-K, which could materially adversely affect our business, financial condition, or future results. There have been no material changes to the risk factors disclosed in our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
The following documents are filed with this report:

Exhibit Index
31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (not considered to be filed).
101	The following materials from Brown-Forman Corporation's Quarterly Report on Form 10-Q for the quarter ended July 31, 2022, in Inline XBRL (eXtensible Business Reporting Language) format: (a) Condensed Consolidated Statements of Operations, (b) Condensed Consolidated Statements of Comprehensive Income, (c) Condensed Consolidated Balance Sheets, (d) Condensed Consolidated Statements of Cash Flows, and (e) Notes to the Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File in Inline XBRL format (included in Exhibit 101).
The following document has been previously filed:

Exhibit Index
10.1
Brown-Forman 2022 Omnibus Compensation Plan (incorporated by reference to Appendix B of the Brown-Forman Corporation Definitive Proxy Statement for the July 28, 2022 Annual Meeting of Stockholders, filed on June 24, 2022).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN-FORMAN CORPORATION
(Registrant)

Date:	August 31, 2022	By:	/s/ Leanne D. Cunningham
Leanne D. Cunningham
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)