Form 10-Q
period 2022-10-31
BROWN FORMAN CORP
filed 2022-12-07
CIK 14693

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 30, 2022

Class A Common Stock (voting), $0.15 par value	169,198,217
Class B Common Stock (nonvoting), $0.15 par value	309,951,931

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2021	2022	2021	2022
Sales	$1,283	$1,384	$2,466	$2,672
Excise taxes	289	290	566	571
Net sales	994	1,094	1,900	2,101
Cost of sales	404	481	757	866
Gross profit	590	613	1,143	1,235
Advertising expenses	104	121	194	231
Selling, general, and administrative expenses	165	180	333	355
Other expense (income), net	(1)	(1)	5	(7)
Operating income	322	313	611	656
Non-operating postretirement expense	2	—	2	—
Interest income	(1)	(3)	(2)	(5)
Interest expense	20	18	41	37
Income before income taxes	301	298	570	624
Income taxes	65	71	142	148
Net income	$236	$227	$428	$476
Earnings per share:
Basic	$0.49	$0.47	$0.89	$0.99
Diluted	$0.49	$0.47	$0.89	$0.99
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2021	2022	2021	2022
Net income	$236	$227	$428	$476
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(12)	(6)	(22)	(11)
Cash flow hedge adjustments	10	6	24	10
Postretirement benefits adjustments	4	2	8	4
Net other comprehensive income (loss)	2	2	10	3
Comprehensive income	$238	$229	$438	$479
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except per share amounts)

	April 30, 2022	October 31, 2022
Assets
Cash and cash equivalents	$868	$1,087
Accounts receivable, less allowance for doubtful accounts of $13 at April 30 and $5 at October 31	813	894
Inventories:
Barreled whiskey	1,155	1,165
Finished goods	312	411
Work in process	225	249
Raw materials and supplies	126	170
Total inventories	1,818	1,995
Other current assets	277	282
Total current assets	3,776	4,258
Property, plant and equipment, net	875	890
Goodwill	761	748
Other intangible assets	586	571
Deferred tax assets	74	82
Other assets	301	303
Total assets	$6,373	$6,852
Liabilities
Accounts payable and accrued expenses	$703	$750
Accrued income taxes	81	57
Short-term borrowings	—	186
Current portion of long-term debt	250	250
Total current liabilities	1,034	1,243
Long-term debt	2,019	1,974
Deferred tax liabilities	219	234
Accrued pension and other postretirement benefits	183	183
Other liabilities	181	178
Total liabilities	3,636	3,812
Commitments and contingencies
Stockholders’ Equity
Common stock:
Class A, voting, $0.15 par value (170,000,000 shares authorized; 170,000,000 shares issued)	25	25
Class B, nonvoting, $0.15 par value (400,000,000 shares authorized; 314,532,000 shares issued)	47	47
Additional paid-in capital	—	3
Retained earnings	3,242	3,534
Accumulated other comprehensive income (loss), net of tax	(352)	(349)
Treasury stock, at cost (5,511,000 and 5,387,000 shares at April 30 and October 31, respectively)	(225)	(220)
Total stockholders’ equity	2,737	3,040
Total liabilities and stockholders’ equity	$6,373	$6,852
 See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Six Months Ended
	October 31,
	2021	2022
Cash flows from operating activities:
Net income	$428	$476
Adjustments to reconcile net income to net cash provided by operations:
Asset impairment charges	9	—
Depreciation and amortization	40	39
Stock-based compensation expense	7	9
Deferred income tax provision	(23)	(8)
Other, net	8	33
Changes in assets and liabilities:
Accounts receivable	(186)	(94)
Inventories	(51)	(187)
Other current assets	31	9
Accounts payable and accrued expenses	43	45
Accrued income taxes	22	(23)
Other operating assets and liabilities	7	17
Cash provided by operating activities	335	316
Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	—	4
Additions to property, plant, and equipment	(33)	(61)
Computer software expenditures	(2)	(1)
Cash used for investing activities	(35)	(58)
Cash flows from financing activities:
Net change in short-term borrowings	(184)	186
Payments of withholding taxes related to stock-based awards	(6)	(5)
Dividends paid	(172)	(180)
Cash provided by (used for) financing activities	(362)	1
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(15)	(37)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(77)	222
Cash, cash equivalents, and restricted cash at beginning of period	1,150	874
Cash, cash equivalents, and restricted cash at end of period	1,073	1,096
Less: Restricted cash (included in other current assets) at end of period	—	(9)
Cash and cash equivalents at end of period	$1,073	$1,087
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

The following table presents information concerning basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions, except per share amounts)	2021	2022	2021	2022
Net income available to common stockholders	$236	$227	$428	$476
Share data (in thousands):
Basic average common shares outstanding	478,857	479,138	478,822	479,106
Dilutive effect of stock-based awards	1,661	1,411	1,793	1,388
Diluted average common shares outstanding	480,518	480,549	480,615	480,494

Basic earnings per share	$0.49	$0.47	$0.89	$0.99
Diluted earnings per share	$0.49	$0.47	$0.89	$0.99

We excluded common stock-based awards for approximately 743,000 shares and 1,006,000 shares from the calculation of diluted earnings per share for the three months ended October 31, 2021 and 2022, respectively. We excluded common stock-based awards for approximately 540,000 shares and 959,000 shares from the calculation of diluted earnings per share for the six months ended October 31, 2021 and 2022, respectively. We excluded those awards because they were not dilutive for those periods under the treasury stock method.

3.    Inventories
We value some of our consolidated inventories, including most of our U.S. inventories, at the lower of cost, using the last-in, first-out (LIFO) method or market value. If the LIFO method had not been used, inventories at current cost would have been $385 million higher than reported as of April 30, 2022, and $414 million higher than reported as of October 31, 2022. Changes in the LIFO valuation reserve for interim periods are based on an allocation of the projected change for the entire fiscal year, recognized proportionately over the remainder of the fiscal year.

4.    Goodwill and Other Intangible Assets
The following table shows the changes in goodwill (which includes no accumulated impairment losses) and other intangible assets during the six months ended October 31, 2022:

(Dollars in millions)	Goodwill	Other Intangible Assets
Balance at April 30, 2022	$761	$586
Foreign currency translation adjustment	(13)	(15)
Balance at October 31, 2022	$748	$571

Our other intangible assets consist of trademarks and brand names, all with indefinite useful lives.

5.    Commitments and Contingencies
We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe it is reasonably possible that these existing loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies were recorded as of October 31, 2022.

6.    Debt
Our long-term debt (net of unamortized discount and issuance costs) consisted of:

(Principal and carrying amounts in millions)	April 30, 2022	October 31, 2022
2.250% senior notes, $250 principal amount, due January 15, 2023	$250	$250
3.500% senior notes, $300 principal amount, due April 15, 2025	298	298
1.200% senior notes, €300 principal amount, due July 7, 2026	315	298
2.600% senior notes, £300 principal amount, due July 7, 2028	374	346
4.000% senior notes, $300 principal amount, due April 15, 2038	295	295
3.750% senior notes, $250 principal amount, due January 15, 2043	248	248
4.500% senior notes, $500 principal amount, due July 15, 2045	489	489
	2,269	2,224
Less current portion	250	250
	$2,019	$1,974
We had short-term borrowings of $186 million as of October 31, 2022 under our commercial paper program. There were no borrowings under that program as of April 30, 2022.

(Dollars in millions)	April 30, 2022	October 31, 2022
Commercial paper	$—	$186
Average interest rate	—%	3.65%
Average remaining days to maturity	0	17

7.    Stockholders’ Equity
The following table shows the changes in stockholders’ equity by quarter during the six months ended October 31, 2021:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2021	$25	$47	$—	$3,243	$(422)	$(237)	$2,656
Net income				192			192
Net other comprehensive income (loss)					8		8
Declaration of cash dividends				(172)			(172)
Stock-based compensation expense			4				4
Stock issued under compensation plans						5	5
Loss on issuance of treasury stock issued under compensation plans			(2)	(8)			(10)
Balance at July 31, 2021	25	47	2	3,255	(414)	(232)	2,683
Net income				236			236
Net other comprehensive income (loss)					2		2
Stock-based compensation expense			3				3
Stock issued under compensation plans						1	1
Loss on issuance of treasury stock issued under compensation plans			(2)				(2)
Balance at October 31, 2021	$25	$47	$3	$3,491	$(412)	$(231)	$2,923

The following table shows the changes in stockholders’ equity by quarter during the six months ended October 31, 2022:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2022	$25	$47	$—	$3,242	$(352)	$(225)	$2,737
Net income				249			249
Net other comprehensive income (loss)					1		1
Declaration of cash dividends				(180)			(180)
Stock-based compensation expense			4				4
Stock issued under compensation plans						4	4
Loss on issuance of treasury stock issued under compensation plans			(4)	(4)			(8)
Balance at July 31, 2022	25	47	—	3,307	(351)	(221)	2,807
Net income				227			227
Net other comprehensive income (loss)					2		2
Stock-based compensation expense			5				5
Stock issued under compensation plans						1	1
Loss on issuance of treasury stock issued under compensation plans			(2)				(2)
Balance at October 31, 2022	$25	$47	$3	$3,534	$(349)	$(220)	$3,040

The following table shows the change in each component of accumulated other comprehensive income (AOCI), net of tax, during the six months ended October 31, 2022:

(Dollars in millions)	Currency Translation Adjustments	Cash Flow Hedge Adjustments	Postretirement Benefits Adjustments	Total AOCI
Balance at April 30, 2022	$(239)	$37	$(150)	$(352)
Net other comprehensive income (loss)	(11)	10	4	3
Balance at October 31, 2022	$(250)	$47	$(146)	$(349)

The following table shows the cash dividends declared per share on our Class A and Class B common stock during the six months ended October 31, 2022:

Declaration Date	Record Date	Payable Date	Amount per Share
May 26, 2022	June 8, 2022	July 1, 2022	$0.1885
July 28, 2022	September 6, 2022	October 3, 2022	$0.1885
On November 17, 2022, our Board of Directors increased the quarterly cash dividend on our Class A and Class B common stock from $0.1885 per share to $0.2055 per share. The quarterly cash dividend is payable on January 3, 2023, to stockholders of record on December 2, 2022.

8.    Net Sales
The following table shows our net sales by geography:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions)	2021	2022	2021	2022
United States	$462	$534	$912	$1,016
Developed International[1]	297	288	566	582
Emerging[2]	187	208	337	384
Travel Retail[3]	28	40	49	78
Non-branded and bulk[4]	20	24	36	41
Total	$994	$1,094	$1,900	$2,101

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
4Includes net sales of used barrels, contract bottling, and bulk whiskey and wine, regardless of customer location.

The following table shows our net sales by product category:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions)	2021	2022	2021	2022
Whiskey[1]	$676	$754	$1,292	$1,461
Ready-to-Drink[2]	109	122	217	248
Tequila[3]	70	88	143	158
Wine[4]	69	65	122	111
Vodka[5]	32	24	57	47
Non-branded and bulk[6]	20	24	36	41
Rest of portfolio	18	17	33	35
Total	$994	$1,094	$1,900	$2,101

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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions)	2021	2022	2021	2022
Service cost	$6	$5	$13	$10
Interest cost	6	8	11	16
Expected return on plan assets	(11)	(11)	(23)	(22)
Amortization of:
Prior service cost	—	—	1	—
Net actuarial loss	6	3	12	5
Settlement charge	1	—	1	—
Net cost	$8	$5	$15	$9

10.    Income Taxes
Our consolidated interim effective tax rate is based on our expected annual operating income, statutory tax rates, and income tax laws in the various jurisdictions where we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the fiscal quarter in which the related event or a change in judgment occurs. The expected effective tax rate on ordinary income for the fiscal year is 24.8%, which is greater than the U.S. federal statutory rate of 21.0%, due to state taxes, effects of foreign operations and the impact of prior intercompany sales of inventory taxed at rates higher than current statutory tax rates, partially offset by the impact of the foreign-derived intangible income deduction.
The effective tax rate of 23.7% for the six months ended October 31, 2022, is lower than the expected tax rate of 24.8% on ordinary income for the full fiscal year, primarily due to the reversal of valuation allowances and prior fiscal year true-ups, partially offset by increased contingent tax liabilities and deferred taxes recorded in connection with a change in our indefinite reinvestment assertion. The effective tax rate of 23.7% for the six months ended October 31, 2022, was lower than the effective tax rate of 24.9% for the same period last year, primarily due to decreased prior year true-ups and reversal of valuation allowances in the current period, partially offset by increased state taxes and increased contingent tax liabilities.
During the second quarter of fiscal 2023, we lifted our indefinite reinvestment assertion for certain additional foreign subsidiaries with respect to their current earnings and prior year undistributed earnings (but not for their other outside basis differences) and have recorded deferred taxes for any income tax impacts that would result from cash distributions, including any withholding taxes. For most of our other foreign subsidiaries, we continue to assert that their outside basis differences, including current year and prior year undistributed earnings, are indefinitely reinvested outside the United States and no income taxes have been provided on those earnings, other than the one-time repatriation tax related to the 2017 Tax Cuts and Jobs Act.

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

We had outstanding currency derivatives, related primarily to our euro, British pound, and Australian dollar exposures, with notional amounts for all hedged currencies totaling $801 million at April 30, 2022, and $711 million at October 31, 2022. The maximum term of outstanding derivative contracts was 36 months at April 30, 2022 and 30 months at October 31, 2022.

We also use foreign currency-denominated debt instruments to help manage our foreign currency exchange rate risk. We designate a portion of those debt instruments as net investment hedges, which are intended to mitigate foreign currency exposure related to non-U.S. dollar net investments in certain foreign subsidiaries. Any change in value of the designated portion of the hedging instruments is recorded in AOCI, offsetting the foreign currency translation adjustment of the related net investments that is also recorded in AOCI. The amount of foreign currency-denominated debt instruments designated as net investment hedges was $636 million at April 30, 2022, and $594 million at October 31, 2022.

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

The following table presents the pre-tax impact that changes in the fair value of our derivative instruments and non-derivative hedging instruments had on AOCI and earnings:

		Three Months Ended
		October 31,
(Dollars in millions)	Classification	2021	2022
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$15	$22
Net gain (loss) reclassified from AOCI into earnings	Sales	2	15
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Sales	$1	$3
Net gain (loss) recognized in earnings	Other income (expense), net	(1)	8
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	$14	$23

Total amounts presented in the accompanying condensed consolidated statements of operations for line items affected by the net gains (losses) shown above:
Sales		$1,283	$1,384
Other income (expense), net		1	1

		Six Months Ended
		October 31,
(Dollars in millions)	Classification	2021	2022
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$30	$36
Net gain (loss) reclassified from AOCI into earnings	Sales	(1)	23
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Sales	$3	$8
Net gain (loss) recognized in earnings	Other income (expense), net	—	9
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	$22	$43

Total amounts presented in the accompanying condensed consolidated statements of operations for line items affected by the net gains (losses) shown above:
Sales		$2,466	$2,672
Other income (expense), net		(5)	7

We expect to reclassify $40 million of deferred net gains on cash flow hedges recorded in AOCI as of October 31, 2022, to earnings during the next 12 months. This reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur.

The following table presents the fair values of our derivative instruments:

		April 30, 2022		October 31, 2022
(Dollars in millions)	Classification	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Designated as cash flow hedges:
Currency derivatives	Other current assets	$32	$(3)	$48	$(2)
Currency derivatives	Other assets	20	(1)	22	—
Not designated as hedges:
Currency derivatives	Other current assets	—	—	1	—
Currency derivatives	Accrued expenses	—	(1)	—	—

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

Our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. None of our derivatives with creditworthiness requirements were in a net liability position at April 30, 2022 and October 31, 2022.

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

The following table summarizes the gross and net amounts of our derivative contracts:

(Dollars in millions)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet	Net Amounts
April 30, 2022
Derivative assets	$52	$(4)	$48	$(1)	$47
Derivative liabilities	(5)	4	(1)	1	—
October 31, 2022
Derivative assets	71	(2)	69	—	69
Derivative liabilities	(2)	2	—	—	—

No cash collateral was received or pledged related to our derivative contracts as of April 30, 2022, or October 31, 2022.

12.    Fair Value Measurements
The following table summarizes the assets and liabilities measured or disclosed at fair value on a recurring basis:

	April 30, 2022		October 31, 2022
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$868	$868	$1,087	$1,087
Currency derivatives, net	48	48	69	69
Liabilities
Currency derivatives, net	1	1	—	—
Short-term borrowings	—	—	186	186
Long-term debt (including current portion)	2,269	2,239	2,224	2,003

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

13.    Other Comprehensive Income
The following table shows the components of net other comprehensive income (loss):

	Three Months Ended			Three Months Ended
	October 31, 2021			October 31, 2022
(Dollars in millions)	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Currency translation adjustments:
Net gain (loss) on currency translation	$(9)	$(3)	$(12)	$—	$(6)	$(6)
Reclassification to earnings	—	—	—	—	—	—
Other comprehensive income (loss), net	(9)	(3)	(12)	—	(6)	(6)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	15	(4)	11	22	(4)	18
Reclassification to earnings[1]	(2)	1	(1)	(15)	3	(12)
Other comprehensive income (loss), net	13	(3)	10	7	(1)	6
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	(1)	—	(1)	—	—	—
Reclassification to earnings[2]	7	(2)	5	2	—	2
Other comprehensive income (loss), net	6	(2)	4	2	—	2

Total other comprehensive income (loss), net	$10	$(8)	$2	$9	$(7)	$2

	Six Months Ended			Six Months Ended
	October 31, 2021			October 31, 2022
(Dollars in millions)	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Currency translation adjustments:
Net gain (loss) on currency translation	$(17)	$(5)	$(22)	$(1)	$(10)	$(11)
Reclassification to earnings	—	—	—	—	—	—
Other comprehensive income (loss), net	(17)	(5)	(22)	(1)	(10)	(11)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	30	(7)	23	36	(8)	28
Reclassification to earnings[1]	1	—	1	(23)	5	(18)
Other comprehensive income (loss), net	31	(7)	24	13	(3)	10
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	(1)	—	(1)	—	—	—
Reclassification to earnings[2]	13	(4)	9	5	(1)	4
Other comprehensive income (loss), net	12	(4)	8	5	(1)	4

Total other comprehensive income (loss), net	$26	$(16)	$10	$17	$(14)	$3
1Pre-tax amount for each period is classified as sales in the accompanying condensed consolidated statements of operations.
2Pre-tax amount for each period is classified as non-operating postretirement expense in the accompanying condensed consolidated statements of operations.

14.    Acquisitions
On November 3, 2022, we acquired 100% of the equity interests of Gin Mare Brand, S.L.U. and Mareliquid Vantguard, S.L.U. Through this transaction, we obtained 100% of the intellectual property rights to Gin Mare, which was the largest ultra-premium gin brand in the world in 2021 according to International Wine & Spirit Research (IWSR). The price of the acquisition consists of €475 million in cash paid at the acquisition date plus contingent future cash payments of up to €90 million under an “earn-out” provision of the acquisition agreement.

We are currently in the process of finalizing the accounting for this transaction and expect to complete our preliminary allocation of the purchase price during the third quarter of fiscal 2023.

Also, on October 6, 2022, we agreed to purchase the Diplomático Rum brand and related assets from Destillers United Group S.L. and Destilerias Unidas Corp. The Diplomático Rum family of brands was the largest super- and ultra-premium rum in the world in 2021 according to IWSR. The price of the acquisition will consist of $725 million (subject to certain adjustments) in cash to be paid to the sellers at the closing date. In addition, we have agreed to pay up to $50 million of certain post-closing costs and expenses in connection with the acquisition. We expect the transaction, which is subject to customary closing conditions, to close during the third quarter of fiscal 2023.

Because these acquisitions had not closed by October 31, 2022, they are not reflected in the accompanying financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with both our unaudited Condensed Consolidated Financial Statements and related notes included in Part I, Item 1 of this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended April 30, 2022 (2022 Form 10-K). Note that the results of operations for the six months ended October 31, 2022, are not necessarily indicative of future or annual results. In this Item, “we,” “us,” “our,” “Brown-Forman,” and the “Company” refer to Brown-Forman Corporation and its consolidated subsidiaries, collectively.

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
“Organic change” in measures of statements of operations. We present changes in certain measures, or line items, of the statements of operations that are adjusted to an “organic” basis. We use “organic change” for the following measures: (a) organic net sales; (b) organic cost of sales; (c) organic gross profit; (d) organic advertising expenses; (e) organic selling, general, and administrative (SG&A) expenses; (f) organic other expense (income) net; (g) organic operating expenses1; and (h) organic operating income. To calculate these measures, we adjust, as applicable, for (1) acquisitions and divestitures, (2) foreign exchange, and (3) impairment charges. We explain these adjustments below.
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
We use the non-GAAP measure “organic change,” along with other metrics, to: (a) understand our performance from period to period on a consistent basis; (b) compare our performance to that of our competitors; (c) calculate components of management incentive compensation; (d) plan and forecast; and (e) communicate our financial performance to the Board of Directors, stockholders, and investment community. We provide reconciliations of the “organic change” in certain line items of the statements of operations to their nearest GAAP measures in the tables under “Results of Operations - Fiscal 2023 Year-to-Date Highlights” and “Results of Operations - Year-Over-Year Period Comparisons.” We have consistently applied the adjustments within our reconciliations in arriving at each non-GAAP measure. We believe these non-GAAP measures are useful to readers and investors because they enhance the understanding of our historical financial performance and comparability between periods.
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
Geographic Aggregations.
In “Results of Operations - Fiscal 2023 Year-to-Date Highlights,” we provide supplemental information for our largest markets ranked by percentage of total fiscal 2022 reported net sales. Due to our decision to suspend commercial operations in Russia, it is no longer considered one of our largest markets. In addition to markets that are listed by country name, we include the following aggregations:
•“Developed International” markets are “advanced economies” as defined by the IMF, excluding the United States. Our largest developed international markets are Germany, Australia, the United Kingdom, France, and Canada. This aggregation represents our net sales of branded products in these markets.
•“Emerging” markets are “emerging and developing economies” as defined by the IMF. Our largest emerging markets are Mexico, Poland, Brazil, and Chile. This aggregation represents our net sales of branded products in these markets.
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
Beginning in fiscal 2023, we began presenting “Ready-to-Drink” products as a separate aggregation due to its more significant contribution to our growth in recent years and industry-wide category growth trends. “Whiskey” no longer contains Jack Daniel’s ready-to-drink (RTD) and ready-to-pour (RTP), and “Tequila” no longer includes New Mix. These brands are now included in the “Ready-to-Drink” brand aggregation.
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

Important Information on Forward-Looking Statements:
This report contains statements, estimates, and projections that are “forward-looking statements” as defined under U.S. federal securities laws. Words such as “aim,” “anticipate,” “aspire,” “believe,” “can,” “continue,” “could,” “envision,” “estimate,” “expect,” “expectation,” “intend,” “may,” “might,” “outlook,” “plan,” “potential,” “project,” “pursue,” “see,” “seek,” “should,” “will,” “would,” and similar words indicate forward-looking statements, which speak only as of the date we make them. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. By their nature, forward-looking statements involve risks, uncertainties, and other factors (many beyond our control) that could cause our actual results to differ materially from our historical experience or from our current expectations or projections. These risks and uncertainties include, but are not limited to:

•Our substantial dependence upon the continued growth of the Jack Daniel’s family of brands

•Substantial competition from new entrants, consolidations by competitors and retailers, and other competitive activities, such as pricing actions (including price reductions, promotions, discounting, couponing, or free goods), marketing, category expansion, product introductions, or entry or expansion in our geographic markets or distribution networks
•Route-to-consumer changes that affect the timing of our sales, temporarily disrupt the marketing or sale of our products, or result in higher fixed costs
•Disruption of our distribution network or inventory fluctuations in our products by distributors, wholesalers, or retailers
•Changes in consumer preferences, consumption, or purchase patterns – particularly away from larger producers in favor of small distilleries or local producers, or away from brown spirits, our premium products, or spirits generally, and our ability to anticipate or react to them; further legalization of marijuana; shifts in consumer purchase practices; bar, restaurant, travel, or other on-premise declines; shifts in demographic or health and wellness trends; or unfavorable consumer reaction to new products, line extensions, package changes, product reformulations, or other product innovation
•Production facility, aging warehouse, or supply chain disruption
•Imprecision in supply/demand forecasting
•Higher costs, lower quality, or unavailability of energy, water, raw materials, product ingredients, or labor
•Impact of health epidemics and pandemics, including the COVID-19 pandemic, and the risk of the resulting negative economic impacts and related governmental actions
•Unfavorable global or regional economic conditions, particularly related to the COVID-19 pandemic, and related economic slowdowns or recessions, low consumer confidence, high unemployment, weak credit or capital markets, budget deficits, burdensome government debt, austerity measures, higher interest rates, higher taxes, political instability, higher inflation, deflation, lower returns on pension assets, or lower discount rates for pension obligations
•Product recalls or other product liability claims, product tampering, contamination, or quality issues
•Negative publicity related to our company, products, brands, marketing, executive leadership, employees, Board of Directors, family stockholders, operations, business performance, or prospects
•Failure to attract or retain key executive or employee talent
•Risks associated with acquisitions, dispositions, business partnerships, or investments – such as acquisition integration, termination difficulties or costs, or impairment in recorded value
•Risks associated with being a U.S.-based company with a global business, including commercial, political, and financial risks; local labor policies and conditions; protectionist trade policies, or economic or trade sanctions, including new retaliatory tariffs on American whiskeys and the effectiveness of our actions to mitigate the negative impact on our margins, sales, and distributors; compliance with local trade practices and other regulations; terrorism; and health pandemics
•Failure to comply with anti-corruption laws, trade sanctions and restrictions, or similar laws or regulations
•Fluctuations in foreign currency exchange rates, particularly a stronger U.S. dollar
•Changes in laws, regulatory measures, or governmental policies – especially those that affect the production, importation, marketing, labeling, pricing, distribution, sale, or consumption of our beverage alcohol products
•Tax rate changes (including excise, corporate, sales or value-added taxes, property taxes, payroll taxes, import and export duties, and tariffs) or changes in related reserves, changes in tax rules or accounting standards, and the unpredictability and suddenness with which they can occur
•Decline in the social acceptability of beverage alcohol in significant markets
•Significant additional labeling or warning requirements or limitations on availability of our beverage alcohol products
•Counterfeiting and inadequate protection of our intellectual property rights
•Significant legal disputes and proceedings, or government investigations
•Cyber breach or failure or corruption of our key information technology systems or those of our suppliers, customers, or direct and indirect business partners, or failure to comply with personal data protection laws
•Our status as a family “controlled company” under New York Stock Exchange rules, and our dual-class share structure
For further information on these and other risks, please see the risks and uncertainties described in Part I, Item 1A. Risk Factors of our 2022 Form 10-K and those described from time to time in our future reports filed with the Securities and Exchange Commission (SEC).

Overview
For the six months ended October 31, 2022, we experienced strong, broad-based reported net sales growth driven by gains across all geographic clusters and the Travel Retail channel reflecting the strength of our portfolio of brands, strong consumer demand, and the continued rebuilding of distributor inventories. The rebuilding of distributor inventories reflects the easing of supply chain constraints during the first half of fiscal 2023 compared to last year. Foreign exchange fluctuations negatively affected our results reflecting the strengthening of the dollar primarily against the euro, Turkish lira, and pound sterling.
Supply chain disruptions continued to affect our business during the first half of fiscal 2023. Our glass supply position improved while overall supply chain logistics and transportation challenges constrained product movement and increased transportation costs. We further discuss the effect of supply chain disruptions on our results where relevant below.
The removal of the European Union and United Kingdom tariffs on American whiskey positively affected our results during the first half of fiscal 2023. Tariffs include the combined effect of tariff-related costs, whether arising as a reduction of reported net sales or as an increase in reported cost of sales. We estimate that lower costs associated with tariffs (a) increased reported net sales growth by approximately half a percentage point, (b) reduced our reported cost of sales growth by approximately four percentage points, and (c) increased gross margin by approximately one and a half percentage points. We further discuss the estimated effect of the removal of the European Union and United Kingdom tariffs on American whiskey on our results where relevant below.
Due to Russia’s invasion of Ukraine in February 2022, reported net sales were negatively affected by the suspension of our commercial operations in Russia and our diminished ability to conduct business in Ukraine. We further discuss the effect of Russia’s invasion of Ukraine where relevant below.
Fiscal 2023 Year-to-Date Highlights
•We delivered reported net sales of $2.1 billion, for the six months ended October 31, 2022, an increase of 11% compared to the same period last year. The increase was driven by higher volumes and favorable price/mix, partially offset by the negative effect of foreign exchange. An estimated net increase in distributor inventories positively impacted reported net sales.
◦From a brand perspective, reported net sales growth was driven by JDTW, premium bourbons, and Ready-to-Drinks.
◦From a geographic perspective, the United States, emerging markets, the Travel Retail channel, and developed international markets all contributed significantly to reported net sales growth.
•We delivered reported operating income of $656 million for the six months ended October 31, 2022, an increase of 8% compared to the same period last year. We delivered diluted earnings per share of $0.99, an increase of 11% from the $0.89 reported for the same period last year, driven by the increase in reported operating income and the benefit of a lower effective tax rate.

Summary of Operating Performance
	Three Months Ended October 31,					Six Months Ended October 31,
(Dollars in millions)	2021	2022	Reported Change		Organic Change[1]	2021	2022	Reported Change		Organic Change[1]
Net sales	$994	$1,094	10%		16%	$1,900	$2,101	11%		17%
Cost of sales	404	481	19%		21%	757	866	14%		17%
Gross profit	590	613	4%		13%	1,143	1,235	8%		17%
Advertising	104	121	16%		22%	194	231	19%		25%
SG&A	165	180	9%		15%	333	355	7%		11%
Other expense (income), net	(1)	(1)	nm		nm	5	(7)	nm		nm
Operating income	322	313	(2%)		8%	611	656	8%		19%

Total operating expenses[2]	$268	$300	12%		18%	$532	$579	9%		13%

As a percentage of net sales[3]
Gross profit	59.3%	56.0%	(3.3)	pp		60.1%	58.8%	(1.3)	pp
Operating income	32.3%	28.7%	(3.6)	pp		32.1%	31.2%	(0.9)	pp
Interest expense, net	$19	$15	(18%)			$39	$32	(18%)
Effective tax rate	21.6%	23.7%	2.1	pp		24.9%	23.7%	(1.2)	pp
Diluted earnings per share	$0.49	$0.47	(4%)			$0.89	$0.99	11%
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
The following table provides supplemental information for our largest markets. We discuss results of the markets most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the six months ended October 31, 2022 compared to the same period last year.

Top Markets[1]
Six months ended October 31, 2022	Net Sales % Change vs. 2022
Geographic area[2]	Reported	Acquisitions and Divestitures	Foreign Exchange	Organic[3]
United States	11%	—%	—%	11%
Developed International	3%	—%	11%	14%
Germany	1%	—%	13%	14%
Australia	3%	—%	6%	9%
United Kingdom	(8%)	—%	10%	2%
France	(18%)	—%	10%	(8%)
Canada	33%	—%	6%	39%
Rest of Developed International	20%	—%	17%	37%
Emerging	14%	—%	13%	27%
Mexico	23%	—%	(2%)	21%
Poland	7%	—%	20%	27%
Brazil	44%	—%	2%	45%
Chile	(17%)	—%	—%	(17%)
Rest of Emerging	8%	—%	23%	30%
Travel Retail	60%	—%	7%	67%
Non-branded and bulk	16%	11%	3%	30%
Total	11%	—%	6%	17%
Note: Results may differ due to rounding

1“Top Markets” are ranked based on percentage of total fiscal 2022 reported net sales (see 2022 Form 10-K “Results of Operations - Fiscal 2022 Market Highlights” and Note 8 to the Condensed Consolidated Financial Statements). Due to our decision to suspend commercial operations in Russia, it is no longer considered a “Top Market.” Russia’s year-to-date results are included in our “Emerging” and “Total” results.
2See “Definitions” above for definitions of market aggregations presented here.
3See “Non-GAAP Financial Measures” above for details on our use of “organic change” in net sales, including how we calculate this measure and why we believe this information is useful to readers.

The United States grew reported net sales 11% driven by higher volumes and favorable mix, reflecting an estimated net increase in distributor inventories, and higher prices across our portfolio. Volume growth was driven by Woodford Reserve and JDTW, partially offset by declines for Korbel California Champagne.
Developed International
•Germany’s reported net sales increased 1% led by volumetric gains of JDTW and JD RTDs, largely offset by the negative effect of foreign exchange.
•Australia’s reported net sales increased 3% driven by higher volumes and prices of JD RTDs, partially offset by the negative effect of foreign exchange.
•United Kingdom’s reported net sales declined 8% driven by the negative effect of foreign exchange, partially offset by higher prices for JDTW.
•France’s reported net sales declined 18% due to the negative effect of foreign exchange along with lower volumes of JDTW and JDTH, reflecting whiskey category declines and a reduction of promotions.

•Canada’s reported net sales increased 33% led by higher JDTW volumes. An estimated net increase in distributor inventories positively impacted reported net sales.
•Reported net sales in the Rest of Developed International increased 20% fueled by JDTW gains, led by Spain and Korea, partially offset by the negative effect of foreign exchange. An estimated net increase in distributor inventories positively impacted reported net sales.
Emerging
•Mexico’s reported net sales increased 23% driven by higher volumes and prices of New Mix, which gained market share in the RTD category.
•Poland’s reported net sales increased 7% led by higher volumes of JDTW, partially offset by the negative effect of foreign exchange.
•Brazil’s reported net sales increased 44% fueled by higher volumes of JDTW, partially due to an estimated net increase in distributor inventories.
•Chile’s reported net sales declined 17% largely reflecting a net decrease in distributor inventories for the Jack Daniel’s family of brands.
•Reported net sales in the Rest of Emerging increased 8% led by JDTW growth in Turkey, Sub-Saharan Africa, the United Arab Emirates, and India, largely offset by declines in Russia and the negative effect of foreign exchange (reflecting the strengthening of the dollar primarily against the Turkish lira). An estimated net increase in distributor inventories positively impacted reported net sales.
Travel Retail’s reported net sales increased 60% driven primarily by higher volumes across much of our portfolio as travel continued to rebound from the COVID-19-related travel restrictions. An estimated net increase in distributor inventories positively impacted reported net sales.
Non-branded and bulk reported net sales increased 16% driven by higher prices for used barrels.

Brand Highlights
The following table provides supplemental information for our largest brands. We discuss results of the brands most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the six months ended October 31, 2022 compared to the same period last year.

Major Brands
Six months ended October 31, 2022	Net Sales % Change vs 2022
Product category / brand family / brand[1]	Reported	Acquisitions and Divestitures	Foreign Exchange	Organic[2]
Whiskey	13%	—%	7%	20%
JDTW	9%	—%	8%	18%
JDTH	6%	—%	6%	12%
Gentleman Jack	14%	—%	7%	21%
JDTF	23%	—%	5%	28%
JDTA	(16%)	—%	6%	(10%)
Woodford Reserve	39%	—%	1%	40%
Old Forester	39%	—%	—%	39%
Rest of Whiskey	19%	1%	8%	27%
Ready-to-Drink	14%	—%	6%	20%
JD RTD/RTP	9%	—%	7%	15%
New Mix	48%	—%	(2%)	46%
Tequila	10%	—%	1%	11%
Herradura	9%	—%	—%	9%
el Jimador	16%	—%	2%	18%
Wine	(9%)	—%	—%	(9%)
Vodka (Finlandia)	(17%)	—%	12%	(4%)
Rest of Portfolio	1%	—%	6%	8%
Non-branded and bulk	16%	11%	3%	30%
Note: Results may differ due to rounding

1See “Definitions” above for definitions of brand aggregations presented here.
2See “Non-GAAP Financial Measures” above for details on our use of “organic change” in net sales, including how we calculate this measure and why we believe this information is useful to readers.

Whiskey
•Reported net sales for JDTW increased 9% driven by growth across all geographic clusters and the Travel Retail channel reflecting (a) higher volumes, due in part to an estimated net increase in distributor inventories; and (b) higher prices. This growth was partially offset by the negative effect of foreign exchange.
•Reported net sales for JDTH increased 6% driven by volumetric growth in the United States reflecting an estimated net increase in distributor inventories, partially offset by the negative effect of foreign exchange.
•Reported net sales for Gentleman Jack increased 14% led by higher volumes in the United States and the Travel Retail channel, reflecting an estimated net increase in distributor inventories, partially offset by the negative effect of foreign exchange.
•JDTF grew reported net sales 23% driven by higher volumes in the United States, partially due to an estimated net increase in distributor inventories. This growth was partially offset by the negative effect of foreign exchange.
•JDTA reported net sales declined 16% due to (a) lower volumes in the United States, partially driven by an estimated net decrease in distributor inventories; (b) the negative effect of foreign exchange; and (c) lower volumes in the United Kingdom.

•Woodford Reserve reported net sales increased 39% driven by higher volumes, partially due to an estimated net increase in distributor inventories, and higher prices in the United States.
•Old Forester reported net sales increased 39% driven by higher volumes in the United States, largely due to an estimated net increase in distributor inventories.
•Reported net sales for Rest of Whiskey increased 19% led by the launch of Jack Daniel’s Bonded and Jack Daniel’s Triple Mash in the United States.
Ready-to-Drink
•The JD RTD/RTP brands reported net sales grew 9% led by growth in Australia and Germany, partially offset by the negative effect of foreign exchange.
•New Mix grew reported net sales 48% fueled by higher volumes and prices in Mexico with market share gains.
Tequila
•Herradura reported net sales increased 9% driven by volumetric growth in the United States. An estimated net increase in distributor inventories positively impacted reported net sales.
•el Jimador reported net sales increased 16% led by higher volumes in the United States.
Wine reported net sales declined 9% due to lower volumes of Korbel California Champagne, partially offset by higher volumes of Sonoma-Cutrer and higher prices of Korbel California Champagne in the United States. An estimated net decrease in distributor inventories negatively impacted reported net sales.
Vodka (Finlandia) reported net sales declined 17% reflecting the impact of the suspension of our commercial operations in Russia and the negative effect of foreign exchange. These declines were partially offset by broad-based growth across other international markets.
Non-branded and bulk reported net sales increased 16% driven by higher prices for used barrels.

Year-Over-Year Period Comparisons

Net Sales
	3 Months			6 Months
Percentage change versus the prior year period ended October 31	Volume	Price/mix	Total	Volume	Price/mix	Total
Change in reported net sales	14%	(4%)	10%	13%	(3%)	11%
Acquisitions and divestitures	—%	—%	—%	—%	—%	—%
Foreign exchange	—%	6%	6%	—%	6%	6%
Change in organic net sales	14%	2%	16%	13%	3%	17%
Note: Results may differ due to rounding
For the three months ended October 31, 2022, reported net sales were $1.1 billion, an increase of $100 million, or 10%, compared to the same period last year largely driven by higher volumes of New Mix, JDTW, and JD RTDs. Price/mix reflects the negative effect of foreign exchange, partially offset by higher prices across much of our portfolio led by JDTW. Reported net sales were positively impacted by an estimated net increase in distributor inventories.
For the six months ended October 31, 2022, reported net sales were $2.1 billion, an increase of $201 million, or 11%, compared to the same period last year largely driven by higher volumes of New Mix, JDTW, and JD RTDs. Price/mix reflects the negative effect of foreign exchange, partially offset by higher prices across much of our portfolio led by JDTW. Reported net sales were positively impacted by an estimated net increase in distributor inventories. See “Results of Operations - Fiscal 2023 Year-to-Date Highlights” above for further details on net sales for the six months ended October 31, 2022.

Cost of Sales
	3 Months			6 Months
Percentage change versus the prior year period ended October 31	Volume	Cost/mix	Total	Volume	Cost/mix	Total
Change in reported cost of sales	14%	5%	19%	13%	1%	14%
Acquisitions and divestitures	—%	—%	—%	—%	1%	1%
Foreign exchange	—%	2%	2%	—%	2%	2%
Change in organic cost of sales	14%	7%	21%	13%	4%	17%
Note: Results may differ due to rounding
For the three months ended October 31, 2022, reported cost of sales were $481 million, an increase of $77 million, or 19%, compared to the same period last year largely driven by higher volumes of New Mix, JDTW, and JD RTDs. Cost/mix reflects higher costs related to inflation on our input costs and supply chain disruptions. These factors were partially offset by (a) the removal of the European Union and United Kingdom tariffs on American whiskey, (b) a shift in portfolio mix toward our lower-cost brands, and (c) the positive effect of foreign exchange. An estimated net increase in distributor inventories negatively impacted reported cost of sales.
For the six months ended October 31, 2022, reported cost of sales were $866 million, an increase of $109 million, or 14%, compared to the same period last year largely driven by higher volumes of New Mix, JDTW, and JD RTDs. Cost/mix reflects higher costs related to inflation on our input costs and supply chain disruptions. These factors were largely offset by (a) a shift in portfolio mix toward our lower-cost brands, (b) the removal of the European Union and United Kingdom tariffs on American whiskey and (c) the positive effect of foreign exchange. An estimated net increase in distributor inventories negatively impacted reported cost of sales.

Gross Profit
Percentage change versus the prior year period ended October 31	3 Months	6 Months
Change in reported gross profit	4%	8%
Acquisitions and divestitures	—%	—%
Foreign exchange	9%	9%
Change in organic gross profit	13%	17%
Note: Results may differ due to rounding

Gross Margin
For the period ended October 31	3 Months	6 Months
Prior year gross margin	59.3%	60.1%
Price/mix	2.4%	2.4%
Cost (excluding tariffs)	(5.6)%	(3.8)%
Acquisitions and divestitures	0.1%	0.1%
Tariffs[1]	1.4%	1.4%
Foreign exchange	(1.6%)	(1.4%)
Change in gross margin	(3.3%)	(1.3%)
Current year gross margin	56.0%	58.8%
Note: Results may differ due to rounding	—	—

[1]“Tariffs” include the combined effect of tariff-related costs, whether arising as a reduction of reported net sales or as an increase in reported cost of sales.
For the three months ended October 31, 2022, reported gross profit of $613 million increased $23 million, or 4%, compared to the same period last year. Gross margin decreased 3.3 percentage points to 56.0% from 59.3% in the same period last year. The decrease in gross margin was driven by (a) higher costs due to the impact of inflation on our input costs, (b) higher cost related to supply chain disruptions, and (c) the negative effect of foreign exchange, partially offset by favorable price/mix and the removal of the European Union and United Kingdom tariffs on American whiskey.
For the six months ended October 31, 2022, reported gross profit of $1.2 billion increased $93 million, or 8%, compared to the same period last year. Gross margin decreased 1.3 percentage points to 58.8% from 60.1% in the same period last year. The decrease in gross margin was driven by (a) higher costs due to the impact of inflation on our input costs, (b) higher cost related to supply chain disruptions, and (c) the negative effect of foreign exchange, partially offset by favorable price/mix and the removal of the European Union and United Kingdom tariffs on American whiskey.

Operating Expenses
Percentage change versus the prior year period ended October 31
3 Months	Reported	Acquisitions and Divestitures	Impairment Charges	Foreign Exchange	Organic
Advertising	16%	—%	—%	7%	22%
SG&A	9%	—%	—%	6%	15%
Total operating expenses[1]	12%	1%	1%	5%	18%

6 Months
Advertising	19%	—%	—%	6%	25%
SG&A	7%	—%	—%	5%	11%
Total operating expenses[1]	9%	—%	2%	2%	13%
Note: Results may differ due to rounding

[1]Total operating expenses include advertising expense, SG&A expense, and other expense (income), net.
For the three months ended October 31, 2022, reported operating expenses totaled $300 million, an increase of $32 million, or 12%, compared to the same period last year.

•Reported advertising expense increased 16% for the three months ended October 31, 2022 driven primarily by increased investment in JDTW across all geographic clusters and the launch of Jack Daniel’s Bonded in the United States, partially offset by the positive effect of foreign exchange.
•Reported SG&A expense increased 9% for the three months ended October 31, 2022 driven primarily by higher compensation-related expenses and higher discretionary spend, partially offset by the positive effect of foreign exchange.
For the six months ended October 31, 2022, reported operating expenses totaled $579 million, an increase of $47 million, or 9%, compared to the same period last year.
•Reported advertising expense increased 19% for the six months ended October 31, 2022 driven largely by increased investment in JDTW, Herradura, the launch of Jack Daniel’s Bonded, and Woodford Reserve in the United States, partially offset by the positive effect of foreign exchange.
•Reported SG&A expense increased 7% for the six months ended October 31, 2022 driven primarily by higher compensation-related expenses and higher discretionary spend, partially offset by the positive effect of foreign exchange.

Operating Income
Percentage change versus the prior year period ended October 31	3 Months	6 Months
Change in reported operating income	(2%)	8%
Acquisitions and divestitures	(1%)	—%
Impairment charges	(1%)	(1%)
Foreign exchange	12%	14%
Change in organic operating income	8%	19%
Note: Results may differ due to rounding
For the three months ended October 31, 2022, reported operating income totaled $313 million, a decrease of $9 million, or 2%, compared to the same period last year. Operating margin decreased 3.6 percentage points to 28.7% from 32.3% in the same period last year.
For the six months ended October 31, 2022, reported operating income totaled $656 million, an increase of $45 million, or 8%, compared to the same period last year. Operating margin decreased 0.9 percentage points to 31.2% from 32.1% in the same period last year.
The effective tax rate for the three months ended October 31, 2022, was 23.7% compared to 21.6% for the same period last year. The increase in our effective tax rate was driven primarily by increased state taxes and deferred taxes recorded in connection with a change in indefinite reinvestment assertion, partially offset by decreased prior fiscal year true-ups and the reversal of valuation allowances in the current period.
The effective tax rate for the six months ended October 31, 2022, was 23.7% compared to 24.9% for the same period last year. The decrease in our effective tax rate was driven primarily by decreased prior fiscal year true-ups and the reversal of valuation allowances in the current period partially offset by increased state taxes and increased contingent tax liabilities.
Diluted earnings per share of $0.47 for the three months ended October 31, 2022, decreased 4% from the $0.49 reported for the same period last year, driven by the decline in operating income and a higher effective tax rate. Diluted earnings per share of $0.99 for the six months ended October 31, 2022, increased 11% from the $0.89 reported for the same period last year, driven by the increase in reported operating income and the benefit of a lower effective tax rate.
Fiscal 2023 Outlook
Below we discuss our outlook for fiscal 2023 which reflects the trends, developments, and uncertainties, including those described above, we expect to affect our business. When we provide guidance for organic change in certain measures of the statements of operations we do not provide guidance for the corresponding GAAP change because the GAAP measure will include items that are difficult to quantify or predict with reasonable certainty, such as foreign exchange, which could have a significant impact on our GAAP income statement measures.
This updated outlook revises certain aspects of the fiscal 2023 outlook included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2022 Form 10-K.

•Reflecting the strength of our portfolio of brands, stronger consumer demand, and the easing of supply chain constraints, we expect organic net sales growth in the high-single digit range.
•The reported gross margin decline during the first half of fiscal 2023 was driven by higher inflation, supply chain disruption costs, and the negative effect of foreign exchange. For the full year, reported gross margin is expected to be consistent with the first half of fiscal 2023.
•Based on the above expectations, we anticipate high-single digit organic operating income growth.
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
Our cash flow from operations is supplemented by our cash and cash equivalent balances, as well as access to other liquidity sources. Cash and cash equivalents were $868 million at April 30, 2022, and $1,087 million at October 31, 2022. As of October 31, 2022, approximately 67% of our cash and cash equivalents were held by our foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We continue to evaluate our future cash deployment and may decide to repatriate additional cash held by our foreign subsidiaries, which may require us to provide for and pay additional taxes.
We have an $800 million commercial paper program that we use, together with our cash flow from operations, to fund our short-term operational needs. See Note 6 to the Condensed Consolidated Financial Statements for outstanding commercial paper balances, interest rates, and days to maturity at April 30, 2022, and October 31, 2022. The average balances, interest rates, and original maturities during the periods ended October 31, 2021 and 2022, are presented below.

	Three Months Average		Six Months Average
	October 31,		October 31,
(Dollars in millions)	2021	2022	2021	2022
Average commercial paper	$45	$31	$117	$15
Average interest rate	0.17%	3.66%	0.16%	3.66%
Average days to maturity at issuance	33	31	32	31
Our commercial paper program is supported by available commitments under our $800 million bank credit facility that expires in November 2024. At October 31, 2022, there were no borrowings outstanding under the credit facility. Although unlikely, under extreme market conditions, one or more participating banks may not be able to fund its commitments under our credit facility. To manage this counterparty credit risk, we partner with banks that have investment grade credit ratings, limit the amount of exposure we have with each bank, and monitor the financial conditions of each bank.
Our most significant short-term cash requirements relate primarily to funding our operations (such as expenditures for raw materials, production and distribution, advertising and promotion, and current taxes), repayment of our notes maturing in January 2023, dividend payments, capital investments, and funding our previously-announced acquisitions of the Gin Mare and Diplomático brands. We expect to meet our planned short-term liquidity needs through cash generated from operations, borrowings under our commercial paper program, and financing in the credit markets and the debt capital markets. Our most significant longer-term cash requirements primarily include payments related to our long-term debt, employee benefit obligations, and deferred tax liabilities.
We believe our current liquidity position, supplemented by our ability to generate positive cash flows from operations in the future, and our ample debt capacity enabled by our strong short-term and long-term credit ratings, will be sufficient to meet all of our expected future short- and long-term financial commitments.
Cash flows. Cash provided by operations of $316 million during the six months ended October 31, 2022, declined $19 million from the same period last year, reflecting increased working capital offset partially by improved operating results. The increase in working capital was primarily attributable to higher levels of inventory, which were affected by significantly higher input costs and other effects of supply chain disruptions.
Cash used for investing activities was $58 million during the six months ended October 31, 2022, compared to $35 million for the same period last year. The $23 million increase largely reflects increased capital spending to expand our production capacity to meet anticipated future consumer demand.
Cash provided by financing activities was $1 million during the six months ended October 31, 2022, compared to $362 million in cash used for financing activities during the same prior-year period. The $363 million change largely reflects a $370 million increase in net proceeds from short-term borrowings.
Dividends. See Note 7 to the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report for information about cash dividends declared per share on our Class A and Class B common stock during fiscal 2023.

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

Item 5. Other Information
None.

Item 6. Exhibits
The following documents are filed with this report:

Exhibit Index
10.1
Securities and Asset Purchase Agreement among Brown-Forman Corporation, and Destillers United Group S.L., and Destilerias Unidas Corp., dated as of October 6, 2022. [portions of Exhibit have been omitted]

31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (not considered to be filed).
101	The following materials from Brown-Forman Corporation's Quarterly Report on Form 10-Q for the quarter ended October 31, 2022, in Inline XBRL (eXtensible Business Reporting Language) format: (a) Condensed Consolidated Statements of Operations, (b) Condensed Consolidated Statements of Comprehensive Income, (c) Condensed Consolidated Balance Sheets, (d) Condensed Consolidated Statements of Cash Flows, and (e) Notes to the Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File in Inline XBRL format (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN-FORMAN CORPORATION
(Registrant)

Date:	December 7, 2022	By:	/s/ Leanne D. Cunningham
Leanne D. Cunningham
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)