Form 10-Q
period 2023-01-31
BROWN FORMAN CORP
filed 2023-03-08
CIK 14693

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: February 28, 2023

Class A Common Stock (voting), $0.15 par value	169,240,059
Class B Common Stock (nonvoting), $0.15 par value	310,000,633

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2022	2023	2022	2023
Sales	$1,365	$1,406	$3,831	$4,078
Excise taxes	328	325	894	896
Net sales	1,037	1,081	2,937	3,182
Cost of sales	415	457	1,172	1,323
Gross profit	622	624	1,765	1,859
Advertising expenses	117	141	311	372
Selling, general, and administrative expenses	162	186	495	541
Other expense (income), net	(4)	124	1	117
Operating income	347	173	958	829
Non-operating postretirement expense	—	27	2	27
Interest income	(1)	(2)	(3)	(7)
Interest expense	20	24	61	61
Income before income taxes	328	124	898	748
Income taxes	69	24	211	172
Net income	$259	$100	$687	$576
Earnings per share:
Basic	$0.54	$0.21	$1.43	$1.20
Diluted	$0.54	$0.21	$1.43	$1.20
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2022	2023	2022	2023
Net income	$259	$100	$687	$576
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(27)	119	(49)	108
Cash flow hedge adjustments	16	(34)	40	(24)
Postretirement benefits adjustments	5	6	13	10
Net other comprehensive income (loss)	(6)	91	4	94
Comprehensive income	$253	$191	$691	$670
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except per share amounts)

	April 30, 2022	January 31, 2023
Assets
Cash and cash equivalents	$868	$428
Accounts receivable, less allowance for doubtful accounts of $13 at April 30 and $5 at January 31	813	944
Inventories:
Barreled whiskey	1,155	1,204
Finished goods	312	469
Work in process	225	316
Raw materials and supplies	126	171
Total inventories	1,818	2,160
Other current assets	277	311
Total current assets	3,776	3,843
Property, plant and equipment, net	875	955
Goodwill	761	1,455
Other intangible assets	586	1,145
Deferred tax assets	74	87
Other assets	301	269
Total assets	$6,373	$7,754
Liabilities
Accounts payable and accrued expenses	$703	$787
Dividends payable	—	98
Accrued income taxes	81	44
Short-term borrowings	—	1,004
Current portion of long-term debt	250	—
Total current liabilities	1,034	1,933
Long-term debt	2,019	2,024
Deferred tax liabilities	219	341
Accrued pension and other postretirement benefits	183	171
Other liabilities	181	247
Total liabilities	3,636	4,716
Commitments and contingencies
Stockholders’ Equity
Common stock:
Class A, voting, $0.15 par value (170,000,000 shares authorized; 170,000,000 shares issued)	25	25
Class B, nonvoting, $0.15 par value (400,000,000 shares authorized; 314,532,000 shares issued)	47	47
Additional paid-in capital	—	6
Retained earnings	3,242	3,437
Accumulated other comprehensive income (loss), net of tax	(352)	(258)
Treasury stock, at cost (5,511,000 and 5,370,000 shares at April 30 and January 31, respectively)	(225)	(219)
Total stockholders’ equity	2,737	3,038
Total liabilities and stockholders’ equity	$6,373	$7,754
 See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Nine Months Ended
	January 31,
	2022	2023
Cash flows from operating activities:
Net income	$687	$576
Adjustments to reconcile net income to net cash provided by operations:
Asset impairment charges	9	96
Depreciation and amortization	60	59
Stock-based compensation expense	11	13
Deferred income tax benefit	(3)	(6)
Other, net	15	17
Changes in assets and liabilities, excluding the effects of business acquisitions:
Accounts receivable	(59)	(106)
Inventories	(33)	(288)
Other current assets	—	(19)
Accounts payable and accrued expenses	(32)	66
Accrued income taxes	30	(36)
Other operating assets and liabilities	(2)	38
Cash provided by operating activities	683	410
Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(1,195)
Additions to property, plant, and equipment	(62)	(116)
Proceeds from sale of property, plant, and equipment	2	12
Computer software expenditures	(3)	(1)
Cash used for investing activities	(63)	(1,300)
Cash flows from financing activities:
Proceeds from short-term borrowings, maturities greater than 90 days	—	600
Net change in other short-term borrowings	(181)	402
Repayment of long-term debt	—	(250)
Payments of withholding taxes related to stock-based awards	(8)	(5)
Dividends paid	(741)	(279)
Cash provided by (used for) financing activities	(930)	468
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(28)	(15)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(338)	(437)
Cash, cash equivalents, and restricted cash at beginning of period	1,150	874
Cash, cash equivalents, and restricted cash at end of period	812	437
Less: Restricted cash (included in other current assets) at end of period	—	(9)
Cash and cash equivalents at end of period	$812	$428
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

The following table presents information concerning basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions, except per share amounts)	2022	2023	2022	2023
Net income available to common stockholders	$259	$100	$687	$576
Share data (in thousands):
Basic average common shares outstanding	478,887	479,152	478,844	479,121
Dilutive effect of stock-based awards	1,680	1,308	1,755	1,361
Diluted average common shares outstanding	480,567	480,460	480,599	480,482

Basic earnings per share	$0.54	$0.21	$1.43	$1.20
Diluted earnings per share	$0.54	$0.21	$1.43	$1.20

We excluded common stock-based awards for approximately 789,000 shares and 1,257,000 shares from the calculation of diluted earnings per share for the three months ended January 31, 2022 and 2023, respectively. We excluded common stock-based awards for approximately 623,000 shares and 1,059,000 shares from the calculation of diluted earnings per share for the nine months ended January 31, 2022 and 2023, respectively. We excluded those awards because they were not dilutive for those periods under the treasury stock method.

3.    Inventories
We value some of our consolidated inventories, including most of our U.S. inventories, at the lower of cost, using the last-in, first-out (LIFO) method or market value. If the LIFO method had not been used, inventories at current cost would have been $385 million higher than reported as of April 30, 2022, and $429 million higher than reported as of January 31, 2023. Changes in the LIFO valuation reserve for interim periods are based on an allocation of the projected change for the entire fiscal year, recognized proportionately over the remainder of the fiscal year.

4.    Goodwill and Other Intangible Assets
The following table shows the changes in goodwill (which includes no accumulated impairment losses) and other intangible assets during the nine months ended January 31, 2023:

(Dollars in millions)	Goodwill	Other Intangible Assets
Balance at April 30, 2022	$761	$586
Acquisitions (Note 14)	653	620
Foreign currency translation adjustment	41	35
Impairment	—	(96)
Balance at January 31, 2023	$1,455	$1,145

Our other intangible assets consist of trademarks and brand names, all with indefinite useful lives.

During the third quarter of fiscal 2023, in connection with the preparation of the condensed consolidated financial statements for the three and nine months ended January 31, 2023, we determined that it was more likely than not that the Finlandia brand name had become impaired due to macroeconomic conditions, including rising interest rates. Accordingly, we performed an interim impairment assessment for the Finlandia brand name. Based on that assessment, we recognized a non-cash impairment charge of $96 million during the third quarter of fiscal 2023. The impairment largely reflects the effects of higher discount rates and input costs. The impairment charge is included in “other expense (income), net” in the accompanying consolidated statement of operations.

5.    Commitments and Contingencies
We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe it is reasonably possible that these existing loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies were recorded as of January 31, 2023.

6.    Debt
Our long-term debt (net of unamortized discount and issuance costs) consisted of:

(Principal and carrying amounts in millions)	April 30, 2022	January 31, 2023
2.250% senior notes, $250 principal amount, due January 15, 2023	$250	$—
3.500% senior notes, $300 principal amount, due April 15, 2025	298	299
1.200% senior notes, €300 principal amount, due July 7, 2026	315	325
2.600% senior notes, £300 principal amount, due July 7, 2028	374	368
4.000% senior notes, $300 principal amount, due April 15, 2038	295	295
3.750% senior notes, $250 principal amount, due January 15, 2043	248	248
4.500% senior notes, $500 principal amount, due July 15, 2045	489	489
	2,269	2,024
Less current portion	250	—
	$2,019	$2,024
We repaid the $250 million principal amount of 2.25% notes on their maturity date of January 15, 2023.

Our short-term borrowings of $1,004 million as of January 31, 2023, included $404 million of borrowings under our commercial paper program. There were no borrowings under that program as of April 30, 2022.

(Dollars in millions)	April 30, 2022	January 31, 2023
Commercial paper	$—	$404
Average interest rate	—%	4.71%
Average remaining days to maturity	0	18
Our short-term borrowings as of January 31, 2023, also included $600 million of borrowings under a $600 million senior unsecured 364-day term loan credit agreement entered into with various U.S. and international banks on January 3, 2023. Borrowings under the credit agreement bear interest at variable rate reflecting the Secured Overnight Financing Rate applicable to the term of particular borrowing plus a margin based on our credit ratings. As of January 31, 2023, the weighted-average interest rate on these borrowings was 5.21%.

7.    Stockholders’ Equity
The following table shows the changes in stockholders’ equity by quarter during the nine months ended January 31, 2022:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2021	$25	$47	$—	$3,243	$(422)	$(237)	$2,656
Net income				192			192
Net other comprehensive income (loss)					8		8
Declaration of cash dividends				(172)			(172)
Stock-based compensation expense			4				4
Stock issued under compensation plans						5	5
Loss on issuance of treasury stock issued under compensation plans			(2)	(8)			(10)
Balance at July 31, 2021	25	47	2	3,255	(414)	(232)	2,683
Net income				236			236
Net other comprehensive income (loss)					2		2
Stock-based compensation expense			3				3
Stock issued under compensation plans						1	1
Loss on issuance of treasury stock issued under compensation plans			(2)				(2)
Balance at October 31, 2021	25	47	3	3,491	(412)	(231)	2,923
Net income				259			259
Net other comprehensive income (loss)					(6)		(6)
Declaration of cash dividends				(659)			(659)
Stock-based compensation expense			4				4
Stock issued under compensation plans						2	2
Loss on issuance of treasury stock issued under compensation plans			(4)				(4)
Balance at January 31, 2022	$25	$47	$3	$3,091	$(418)	$(229)	$2,519

The following table shows the changes in stockholders’ equity by quarter during the nine months ended January 31, 2023:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2022	$25	$47	$—	$3,242	$(352)	$(225)	$2,737
Net income				249			249
Net other comprehensive income (loss)					1		1
Declaration of cash dividends				(180)			(180)
Stock-based compensation expense			4				4
Stock issued under compensation plans						4	4
Loss on issuance of treasury stock issued under compensation plans			(4)	(4)			(8)
Balance at July 31, 2022	25	47	—	3,307	(351)	(221)	2,807
Net income				227			227
Net other comprehensive income (loss)					2		2
Stock-based compensation expense			5				5
Stock issued under compensation plans						1	1
Loss on issuance of treasury stock issued under compensation plans			(2)				(2)
Balance at October 31, 2022	25	47	3	3,534	(349)	(220)	3,040
Net income				100			100
Net other comprehensive income (loss)					91		91
Declaration of cash dividends				(197)			(197)
Stock-based compensation expense			4				4
Stock issued under compensation plans						1	1
Loss on issuance of treasury stock issued under compensation plans			(1)				(1)
Balance at January 31, 2023	$25	$47	$6	$3,437	$(258)	$(219)	$3,038

The following table shows the change in each component of accumulated other comprehensive income (AOCI), net of tax, during the nine months ended January 31, 2023:

(Dollars in millions)	Currency Translation Adjustments	Cash Flow Hedge Adjustments	Postretirement Benefits Adjustments	Total AOCI
Balance at April 30, 2022	$(239)	$37	$(150)	$(352)
Net other comprehensive income (loss)	108	(24)	10	94
Balance at January 31, 2023	$(131)	$13	$(140)	$(258)

The following table shows the cash dividends declared per share on our Class A and Class B common stock during the nine months ended January 31, 2023:

Declaration Date	Record Date	Payable Date	Amount per Share
May 26, 2022	June 8, 2022	July 1, 2022	$0.1885
July 28, 2022	September 6, 2022	October 3, 2022	$0.1885
November 17, 2022	December 2, 2022	January 3, 2023	$0.2055
January 24, 2023	March 8, 2023	April 3, 2023	$0.2055

8.    Net Sales
The following table shows our net sales by geography:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions)	2022	2023	2022	2023
United States	$488	$439	$1,400	$1,455
Developed International[1]	318	345	884	927
Emerging[2]	196	245	533	629
Travel Retail[3]	25	32	74	110
Non-branded and bulk[4]	10	20	46	61
Total	$1,037	$1,081	$2,937	$3,182

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
4Includes net sales of used barrels, contract bottling, and bulk whiskey and wine, regardless of customer location.

The following table shows our net sales by product category:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions)	2022	2023	2022	2023
Whiskey[1]	$744	$754	$2,036	$2,215
Ready-to-Drink[2]	112	121	329	369
Tequila[3]	69	79	212	237
Wine[4]	54	53	176	164
Vodka[5]	29	27	86	74
Non-branded and bulk[6]	10	20	46	61
Rest of portfolio[7]	19	27	52	62
Total	$1,037	$1,081	$2,937	$3,182

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
7Includes Chambord, Korbel Brandy, Fords Gin, Gin Mare, and Diplomático.

9.    Pension Costs
The following table shows the components of the net cost recognized for our U.S. pension plans. Similar information for other defined benefit plans is not presented due to immateriality.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions)	2022	2023	2022	2023
Service cost	$7	$5	$20	$16
Interest cost	5	8	16	24
Expected return on plan assets	(11)	(11)	(34)	(33)
Amortization of:
Prior service cost	—	—	1	1
Net actuarial loss	6	2	18	7
Settlement charge	—	27	1	27
Net cost	$7	$31	$22	$42
During the three months ended January 31, 2023, we recognized a pension settlement charge of $27 million, triggered by fiscal year-to-date lump-sum payments under certain pension plans surpassing total annual service and interest cost for those plans.

10.    Income Taxes
Our consolidated interim effective tax rate is based on our expected annual operating income, statutory tax rates, and income tax laws in the various jurisdictions where we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the fiscal quarter in which the related event or a change in judgment occurs. The expected effective tax rate on ordinary income for the fiscal year is 24.3%, which is greater than the U.S. federal statutory rate of 21.0%, due to state taxes, effects of foreign operations and the impact of prior intercompany sales of inventory taxed at rates higher than current statutory tax rates, partially offset by the impact of the foreign-derived intangible income deduction.

The effective tax rate of 23.0% for the nine months ended January 31, 2023, is lower than the expected tax rate of 24.3% on ordinary income for the full fiscal year, primarily due to the reversal of valuation allowances in the current period and the beneficial impact of prior fiscal year true-ups, which is partially offset by increased contingent tax liabilities and deferred taxes recorded in connection with a change in our indefinite reinvestment assertion. The effective tax rate of 23.0% for the nine months ended January 31, 2023, was lower than the effective tax rate of 23.4% for the same period last year, primarily due to increased beneficial impact of prior year true-ups and the reversal of valuation allowances in the current period, which is partially offset by increased state taxes and increased contingent tax liabilities.

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

We had outstanding currency derivatives, related primarily to our euro, British pound, and Australian dollar exposures, with notional amounts for all hedged currencies totaling $801 million at April 30, 2022, and $703 million at January 31, 2023. The maximum term of outstanding derivative contracts was 36 months at April 30, 2022 and 27 months at January 31, 2023.

We also use foreign currency-denominated debt instruments to help manage our foreign currency exchange rate risk. We designate a portion of those debt instruments as net investment hedges, which are intended to mitigate foreign currency exposure related to non-U.S. dollar net investments in certain foreign subsidiaries. Any change in value of the designated portion of the hedging instruments is recorded in AOCI, offsetting the foreign currency translation adjustment of the related net investments that is also recorded in AOCI. The amount of foreign currency-denominated debt instruments designated as net investment hedges was $636 million at April 30, 2022, and $487 million at January 31, 2023.

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

The following table presents the pre-tax impact that changes in the fair value of our derivative instruments and non-derivative hedging instruments had on AOCI and earnings:

		Three Months Ended
		January 31,
(Dollars in millions)	Classification	2022	2023
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$23	$(33)
Net gain (loss) reclassified from AOCI into earnings	Sales	2	11
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Sales	$5	$(11)
Net gain (loss) recognized in earnings	Other income (expense), net	(1)	2
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	$17	$(32)

Total amounts presented in the accompanying condensed consolidated statements of operations for line items affected by the net gains (losses) shown above:
Sales		$1,365	$1,406
Other income (expense), net		4	(124)

		Nine Months Ended
		January 31,
(Dollars in millions)	Classification	2022	2023
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$53	$3
Net gain (loss) reclassified from AOCI into earnings	Sales	1	34
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Sales	$8	$(2)
Net gain (loss) recognized in earnings	Other income (expense), net	(1)	11
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	$38	$10

Total amounts presented in the accompanying condensed consolidated statements of operations for line items affected by the net gains (losses) shown above:
Sales		$3,831	$4,078
Other income (expense), net		(1)	(117)

We expect to reclassify $9 million of deferred net gains on cash flow hedges recorded in AOCI as of January 31, 2023, to earnings during the next 12 months. This reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur.

The following table presents the fair values of our derivative instruments:

		April 30, 2022		January 31, 2023
(Dollars in millions)	Classification	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Designated as cash flow hedges:
Currency derivatives	Other current assets	$32	$(3)	$18	$(8)
Currency derivatives	Other assets	20	(1)	6	(1)
Currency derivatives	Accrued expenses	—	—	1	(2)
Not designated as hedges:
Currency derivatives	Other current assets	—	—	3	—
Currency derivatives	Accrued expenses	—	(1)	—	—

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

Our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. None of our derivatives with creditworthiness requirements were in a net liability position at April 30, 2022 and January 31, 2023.

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

The following table summarizes the gross and net amounts of our derivative contracts:

(Dollars in millions)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet	Net Amounts
April 30, 2022
Derivative assets	$52	$(4)	$48	$(1)	$47
Derivative liabilities	(5)	4	(1)	1	—
January 31, 2023
Derivative assets	28	(10)	18	(1)	17
Derivative liabilities	(11)	10	(1)	1	—

No cash collateral was received or pledged related to our derivative contracts as of April 30, 2022, or January 31, 2023.

12.    Fair Value Measurements
The following table summarizes the assets and liabilities measured or disclosed at fair value on a recurring basis:

	April 30, 2022		January 31, 2023
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$868	$868	$428	$428
Currency derivatives, net	48	48	18	18
Liabilities
Currency derivatives, net	1	1	1	1
Short-term borrowings	—	—	1,004	1,004
Long-term debt (including current portion)	2,269	2,239	2,024	1,915

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

We measure some assets and liabilities at fair value on a nonrecurring basis. That is, we do not measure them at fair value on an ongoing basis, but we do adjust them to fair value in some circumstances (for example, when we determine that an asset is impaired). As discussed in Note 4, during the third quarter of fiscal 2023, we recognized a non-cash impairment charge of $96 million related to the Finlandia brand name. The impairment charge was based on the estimated fair value of the brand name, which we determined using the relief from royalty method. As discussed in Note 14, we used the relief-from-royalty method and the Monte Carlo simulation model to determine fair values in connection with our accounting for business combinations. The fair value measurements determined using these models are categorized as Level 3 within the valuation hierarchy. No other material nonrecurring fair value measurements were required during the periods presented in these financial statements.

13.    Other Comprehensive Income
The following table shows the components of net other comprehensive income (loss):

	Three Months Ended			Three Months Ended
	January 31, 2022			January 31, 2023
(Dollars in millions)	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Currency translation adjustments:
Net gain (loss) on currency translation	$(23)	$(4)	$(27)	$111	$8	$119
Reclassification to earnings	—	—	—	—	—	—
Other comprehensive income (loss), net	(23)	(4)	(27)	111	8	119
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	23	(5)	18	(33)	7	(26)
Reclassification to earnings[1]	(2)	—	(2)	(11)	3	(8)
Other comprehensive income (loss), net	21	(5)	16	(44)	10	(34)
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	—	—	—	(21)	5	(16)
Reclassification to earnings[2]	6	(1)	5	29	(7)	22
Other comprehensive income (loss), net	6	(1)	5	8	(2)	6

Total other comprehensive income (loss), net	$4	$(10)	$(6)	$75	$16	$91

	Nine Months Ended			Nine Months Ended
	January 31, 2022			January 31, 2023
(Dollars in millions)	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Currency translation adjustments:
Net gain (loss) on currency translation	$(40)	$(9)	$(49)	$110	$(2)	$108
Reclassification to earnings	—	—	—	—	—	—
Other comprehensive income (loss), net	(40)	(9)	(49)	110	(2)	108
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	53	(12)	41	3	(1)	2
Reclassification to earnings[1]	(1)	—	(1)	(34)	8	(26)
Other comprehensive income (loss), net	52	(12)	40	(31)	7	(24)
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	(1)	—	(1)	(21)	5	(16)
Reclassification to earnings[2]	19	(5)	14	34	(8)	26
Other comprehensive income (loss), net	18	(5)	13	13	(3)	10

Total other comprehensive income (loss), net	$30	$(26)	$4	$92	$2	$94
1Pre-tax amount for each period is classified as sales in the accompanying condensed consolidated statements of operations.
2Pre-tax amount for each period is classified as non-operating postretirement expense in the accompanying condensed consolidated statements of operations.

14.    Acquisitions
As discussed below, we completed two acquisitions during the third quarter of fiscal 2023. Each acquisition was accounted for as a business combination.

On November 3, 2022, we acquired the Gin Mare and Gin Mare Capri brands through our purchase of 100% of the equity interests of Gin Mare Brand, S.L.U., a Spanish company, and Mareliquid Vantguard, S.L.U., a Spanish company (the “Gin Mare acquisition”). The purchase price of the Gin Mare acquisition was $524 million, which consisted of $468 million in cash paid at the acquisition date plus contingent consideration of $56 million.

We preliminarily allocated the purchase price based on management’s estimates and independent valuations as follows:

(Dollars in millions)	Initial Allocation
Trademarks and brand names (indefinite-lived)	$308
Goodwill	288
Total assets	596

Deferred tax liabilities	72

Net assets acquired	$524

The contingent consideration of $56 million reflects the estimated fair value, at the acquisition date, of contingent future cash payments of up to €90 million to the sellers under an “earn-out” provision of the acquisition agreement. The estimated fair value of the contingent consideration was determined using a Monte Carlo simulation, which requires the use of significant assumptions, such as projected future net sales, discount rates, and volatility rates.

Any contingent consideration earned by the sellers will be payable in cash no earlier than July 2024 and no later than July 2027, depending on when the sellers choose to exercise the right to receive the payment. The amount payable will depend on the achievement of net sales targets for Gin Mare for the latest fiscal year completed prior to the date of exercise by the sellers. The possible payments range from zero to a maximum of €90 million (approximately $89 million as of the acquisition date).

At the acquisition date, we also entered into a supply agreement with the sellers for the production and supply of Gin Mare products to us, at market terms, for an initial period of 10 years (subject to subsequent renewal periods).

On January 5, 2023, we acquired the Diplomático and Botucal rum brands through our purchase of 100% of the equity interests of (a) International Rum and Spirits Distributors Unipessoal, Lda., a Portuguese company, (b) Diplomático Branding Unipessoal Lda., a Portuguese company, (c) International Bottling Services, S.A., a Panamanian corporation, and (d) International Rum & Spirits Marketing Solutions, S.L., a Spanish company; and (ii) certain assets of Destilerias Unidas Corp. (the “Diplomático acquisition”). The purchase price of the Diplomático acquisition consisted of cash of $727 million.

We preliminarily allocated the purchase price based on management’s estimates and independent valuations as follows:

(Dollars in millions)	Initial Allocation
Accounts receivable	$11
Inventories	33
Other current assets	25
Property, plant, and equipment	36
Trademarks and brand names (indefinite-lived)	312
Goodwill	365
Total assets	782

Accounts payable and accrued expenses	10
Deferred tax liabilities	45
Total liabilities	55

Net assets acquired	$727

At the acquisition date, we also entered into a supply agreement with the sellers for their production and supply of rum to us, at market terms, for an initial period of 10 years (subject to subsequent renewal periods).

The initial allocation of the purchase price for each acquisition was based on preliminary estimates and may be revised as asset valuations are finalized and further information is obtained on the fair value of liabilities. The primary matters to be finalized consist of the identification and valuation of identifiable intangible assets, any related tax effects, and any resulting impact on residual goodwill.

The amounts initially allocated to trademarks and brand names for each acquisition were estimated using the relief-from royalty method, which requires the use of significant assumptions, such as projected future net sales, discount rates, and royalty rates.

Goodwill is calculated as the excess of the purchase price over the fair value of the net identifiable assets acquired. The goodwill recorded for each acquisition is primarily attributable to the value of leveraging our distribution network and brand-building expertise to grow sales of the acquired brands. For the Gin Mare acquisition, we expect none of the preliminary goodwill of $288 million to be deductible for tax purposes. For the Diplomático acquisition, we expect $109 million of the preliminary goodwill of $365 million to be deductible for tax purposes.

Results for Gin Mare and Diplomático have been included in our consolidated financial statements since their acquisition dates. Pro forma results are not presented as the aggregate impact is not material to our consolidated statements of operations.

In connection with the acquisitions, we recognized transaction expenses of $50 million during the nine months ended January 31, 2023, of which $45 million was recognized during the third quarter. The following table shows the classification of the transaction expenses in the accompanying consolidated statements of operations.

(Dollars in millions)	Three Months Ended January 31, 2023	Nine Months Ended January 31, 2023
Selling, general, and administrative expenses	$3	$8
Other expense (income), net	42	42
Total transaction expenses	$45	$50
The transaction expenses largely reflects payments made to terminate certain distribution contracts related to the acquired brands.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with both our unaudited Condensed Consolidated Financial Statements and related notes included in Part I, Item 1 of this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended April 30, 2022 (2022 Form 10-K). Note that the results of operations for the nine months ended January 31, 2023, are not necessarily indicative of future or annual results. In this Item, “we,” “us,” “our,” “Brown-Forman,” and the “Company” refer to Brown-Forman Corporation and its consolidated subsidiaries, collectively.

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
During fiscal 2021, we sold our Early Times, Canadian Mist, and Collingwood brands and related assets, and entered into a related transition services agreement (TSA) for these brands. During the third quarter of fiscal 2023, we acquired Gin Mare Brand, S.L.U. and Mareliquid Vantguard, S.L.U., which own the Gin Mare brand (Gin Mare). Also, during the third quarter of fiscal 2023, we acquired (a) International Rum and Spirits Distributors Unipessoal, Lda., (b) Diplomático Branding Unipessoal Lda., (c) International Bottling Services, S.A., (d) International Rum & Spirits Marketing Solutions, S.L., and (e) certain assets of Destilerias Unidas Corp., which collectively own the Diplomático Rum brand and related assets (Diplomático).
This adjustment removes (a) the net sales and operating expenses recognized pursuant to the TSA related to the divestiture of Early Times, Canadian Mist, and Collingwood brands and related assets for the non-comparable period, which is activity during the first quarter of fiscal 2022, (b) transaction, transition, and integration costs related to the acquisitions, (c) operating activity for Gin Mare for the non-comparable period, which is activity in the third quarter of fiscal 2023, and (d) operating activity for Diplomático for the non-comparable period, which is activity in the third quarter of fiscal 2023. We believe that these adjustments allow for us to better understand our organic results on a comparable basis.
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
•“Impairment charges.” This adjustment removes the impact of impairment charges from our results of operations. During the first three quarters of fiscal 2022, we recognized non-cash impairment charges of $9 million for certain fixed assets. During the third quarter of fiscal 2023, we recognized a non-cash impairment charge of $96 million for the Finlandia brand name. See “Critical Accounting Estimates” below and Note 12 to the Condensed Consolidated Financial Statements for more information. We believe that these adjustments allow for us to better understand our organic results on a comparable basis.
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
•“Jack Daniel’s RTD and RTP” products include all RTD line extensions of Jack Daniel’s, such as Jack Daniel’s & Cola, Jack Daniel’s Country Cocktails, Jack Daniel’s Double Jack, and other malt- and spirit-based Jack Daniel’s RTDs, along with Jack Daniel’s Winter Jack RTP.
•“Tequila” includes the Herradura family of brands (Herradura), el Jimador, and other tequilas.
•“Wine” includes Korbel California Champagne and Sonoma-Cutrer wines.
•“Vodka” includes Finlandia.

•“Rest of Portfolio” includes Chambord, Korbel Brandy, Fords Gin, Gin Mare, and Diplomático.
•“Non-branded and bulk” includes our net sales of used barrels, contract bottling, and bulk whiskey and wine.
•“Jack Daniel’s family of brands” includes Jack Daniel’s Tennessee Whiskey (JDTW), JD RTD/RTP, Jack Daniel’s Tennessee Honey (JDTH), Gentleman Jack, Jack Daniel’s Tennessee Fire (JDTF), Jack Daniel’s Tennessee Apple (JDTA), Jack Daniel’s Single Barrel Collection (JDSB), Jack Daniel’s Tennessee Rye Whiskey (JDTR), Jack Daniel’s Sinatra Select, Jack Daniel’s Bonded, Jack Daniel’s No. 27 Gold Tennessee Whiskey, Jack Daniel’s Bottled-in-Bond, Jack Daniel’s 10 Years Old, and Jack Daniel’s Triple Mash.
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
•A positive difference is interpreted as a net increase in distributors’ inventories, which implies that organic trends could decrease as distributors reduce inventories; whereas, a negative difference is interpreted as a net decrease in distributors’ inventories, which implies that organic trends could increase as distributors rebuild inventories.

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

Overview
For the nine months ended January 31, 2023, we experienced broad-based reported net sales growth driven by gains across all geographic clusters and the Travel Retail channel reflecting the strength of our portfolio of brands, strong consumer demand, and the continued rebuilding of distributor inventories in certain emerging and developed international markets. The rebuilding of distributor inventories reflects the easing of supply chain constraints during the first nine months of fiscal 2023 compared to last year. Foreign exchange fluctuations negatively affected our results reflecting the strengthening of the dollar primarily against the euro, Turkish lira, pound sterling, and Polish zloty.
Finlandia Impairment
During the third quarter of fiscal 2023, in connection with the preparation of the condensed consolidated financial statements for the three and nine months ended January 31, 2023, included in this report, we recognized a non-cash impairment charge of $96 million for the Finlandia brand name, largely due to macroeconomic conditions including rising interest rates and increasing costs. See “Critical Accounting Estimates” below and Note 12 to the Condensed Consolidated Financial Statements for more information. We further discuss the effect of this impairment on our results where relevant below.
Tariffs
The removal of the European Union and United Kingdom tariffs on American whiskey (tariffs) positively affected our results for the nine months ended January 31, 2023. Tariffs include the combined effect of tariff-related costs, whether arising as a reduction of reported net sales or as an increase in reported cost of sales. We estimate that lower costs associated with tariffs (a) increased reported net sales growth by approximately half a percentage point, (b) reduced our reported cost of sales growth by approximately four percentage points, and (c) increased gross margin by approximately one and a half percentage points. We further discuss the estimated effect of the removal of tariffs on our results where relevant below.
Acquisitions
During the third quarter of fiscal 2023, we acquired the Gin Mare brand and the Diplomático brand and related assets. Although reported net sales were positively affected by the acquisition of these brands, the overall impact was not material to our consolidated year-to-date reported net sales growth rate. These acquisitions had a negative effect on reported operating income largely driven by transaction expenses of $42 million related to the termination of certain distribution contracts (certain post-closing costs and expenses). We further discuss the effect of these acquisitions on our results where relevant below.
Russia’s Invasion of Ukraine
Due to Russia’s invasion of Ukraine in February 2022, reported net sales were negatively affected by the suspension of our commercial operations in Russia and our diminished ability to conduct business in Ukraine. We further discuss the effect of Russia’s invasion of Ukraine on our results where relevant below.
Supply Chain Disruptions
Supply chain disruptions continued to affect our business for the nine months ended January 31, 2023. Our glass supply position improved while overall supply chain logistics and transportation challenges constrained product movement and increased transportation costs. We further discuss the effect of supply chain disruptions on our results where relevant below.
Fiscal 2023 Year-to-Date Highlights
•We delivered reported net sales of $3.2 billion, for the nine months ended January 31, 2023, an increase of 8% compared to the same period last year. The increase was driven by higher volumes and favorable price/mix, partially offset by the negative effect of foreign exchange. An estimated net increase in distributor inventories positively impacted reported net sales.
◦From a brand perspective, reported net sales growth was driven by premium bourbons, JDTW, and Ready-to-Drinks.
◦From a geographic perspective, emerging markets, the United States, developed international markets, and the Travel Retail channel all contributed significantly to reported net sales growth.
•We delivered reported operating income of $829 million for the nine months ended January 31, 2023, a decrease of 13% compared to the same period last year reflecting lower gross margin, a non-cash impairment charge of $96 million for the Finlandia brand name, and higher operating expenses (including certain post-closing costs and expenses in connection with the acquisitions of Diplomático and Gin Mare).

•We delivered diluted earnings per share of $1.20, a decrease of 16% from the $1.43 reported for the same period last year, driven primarily by the decrease in reported operating income and a $27 million pension settlement charge recognized during the third quarter of fiscal 2023 (See Note 9 to the Condensed Consolidated Financial Statements for more information).

Summary of Operating Performance
	Three Months Ended January 31,					Nine Months Ended January 31,
(Dollars in millions)	2022	2023	Reported Change		Organic Change[1]	2022	2023	Reported Change		Organic Change[1]
Net sales	$1,037	$1,081	4%		5%	$2,937	$3,182	8%		12%
Cost of sales	415	457	10%		10%	1,172	1,323	13%		14%
Gross profit	622	624	—%		2%	1,765	1,859	5%		11%
Advertising	117	141	21%		23%	311	372	20%		24%
SG&A	162	186	14%		14%	495	541	9%		11%
Other expense (income), net	(4)	124	nm		nm	1	117	nm		nm
Operating income	347	173	(50%)		(11%)	958	829	(13%)		9%

Total operating expenses[2]	$275	$451	64%		18%	$807	$1,030	28%		14%

As a percentage of net sales[3]
Gross profit	60.0%	57.7%	(2.3)	pp		60.1%	58.4%	(1.7)	pp
Operating income	33.5%	15.9%	(17.6)	pp		32.6%	26.0%	(6.6)	pp
Non-operating postretirement expense	$—	$27	nm			$2	$27	nm
Interest expense, net	$19	$22	15%			$58	$54	(7%)
Effective tax rate	21.0%	19.5%	(1.5)	pp		23.4%	23.0%	(0.4)	pp
Diluted earnings per share	$0.54	$0.21	(61%)			$1.43	$1.20	(16%)
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

Results of Operations – Fiscal 2023 Year-to-Date Highlights
Market Highlights
The following table provides supplemental information for our largest markets. We discuss results of the markets most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the nine months ended January 31, 2023 compared to the same period last year.

Top Markets[1]
Nine months ended January 31, 2023	Net Sales % Change vs. 2022
Geographic area[2]	Reported	Acquisitions and Divestitures	Foreign Exchange	Organic[3]
United States	4%	—%	—%	4%
Developed International	5%	(1%)	9%	13%
Germany	3%	—%	10%	13%
Australia	3%	—%	4%	7%
United Kingdom	(5%)	—%	8%	2%
France	(18%)	—%	8%	(10%)
Canada	28%	—%	6%	33%
Rest of Developed International	26%	(2%)	13%	37%
Emerging	18%	—%	8%	26%
Mexico	30%	—%	(4%)	26%
Poland	2%	—%	16%	18%
Brazil	61%	—%	—%	61%
Chile	(41%)	—%	—%	(41%)
Rest of Emerging	15%	—%	14%	29%
Travel Retail	48%	(2%)	5%	52%
Non-branded and bulk	34%	10%	2%	46%
Total	8%	—%	4%	12%
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

The United States grew reported net sales 4% driven by (a) higher volumes of Woodford Reserve, partially reflecting an estimated net increase in distributor inventories; and (b) higher prices across our portfolio, led by the Jack Daniel’s family of brands. This growth was partially offset by lower volumes of JDTW and Korbel California Champagne due in part to an estimated net decrease in distributor inventories.
Developed International
•Germany’s reported net sales increased 3% driven by volumetric gains of JDTW and JD RTDs, largely offset by the negative effect of foreign exchange.
•Australia’s reported net sales increased 3% led by higher volumes and prices of JD RTDs, partially offset by the negative effect of foreign exchange.
•United Kingdom’s reported net sales declined 5% driven by the negative effect of foreign exchange, partially offset by higher prices of JDTW.

•France’s reported net sales declined 18% due to the negative effect of foreign exchange along with lower volumes of JDTW and JDTH driven by whiskey category declines and higher promotional pricing.
•Canada’s reported net sales increased 28% led by higher JDTW volumes, partially due to an estimated net increase in distributor inventories.
•Reported net sales in the Rest of Developed International increased 26% fueled by JDTW gains, led by Japan, Korea, and Belgium, partially offset by the negative effect of foreign exchange. An estimated net increase in distributor inventories positively impacted reported net sales.
Emerging
•Mexico’s reported net sales increased 30% fueled by higher volumes and prices of New Mix, which gained market share in the RTD category.
•Poland’s reported net sales increased 2% driven by growth across our portfolio led by JDTW, partially offset by the negative effect of foreign exchange.
•Brazil’s reported net sales increased 61% led by higher volumes and prices of JDTW. An estimated net increase in distributor inventories positively impacted reported net sales.
•Chile’s reported net sales declined 41% largely reflecting a net decrease in distributor inventories for the Jack Daniel’s family of brands.
•Reported net sales in the Rest of Emerging increased 15% led by JDTW growth in Türkiye, the United Arab Emirates, and Sub-Saharan Africa, largely offset by declines in Russia and the negative effect of foreign exchange (reflecting the strengthening of the dollar primarily against the Turkish lira). An estimated net increase in distributor inventories positively impacted reported net sales.
Travel Retail’s reported net sales increased 48% driven primarily by higher volumes across much of our portfolio as travel continued to rebound from the COVID-19-related travel restrictions.
Non-branded and bulk reported net sales increased 34% driven by higher prices for used barrels.

Brand Highlights
The following table provides supplemental information for our largest brands. We discuss results of the brands most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the nine months ended January 31, 2023 compared to the same period last year.

Major Brands
Nine months ended January 31, 2023	Net Sales % Change vs 2022
Product category / brand family / brand[1]	Reported	Acquisitions and Divestitures	Foreign Exchange	Organic[2]
Whiskey	9%	—%	5%	14%
JDTW	6%	—%	6%	12%
JDTH	2%	—%	4%	6%
Gentleman Jack	8%	—%	6%	14%
JDTF	6%	—%	3%	9%
JDTA	(11%)	—%	5%	(6%)
Woodford Reserve	34%	—%	1%	35%
Old Forester	30%	—%	—%	30%
Rest of Whiskey	12%	—%	6%	18%
Ready-to-Drink	12%	—%	3%	15%
JD RTD/RTP	6%	—%	5%	10%
New Mix	45%	—%	(4%)	41%
Tequila	12%	—%	—%	11%
Herradura	10%	—%	(1%)	9%
el Jimador	18%	—%	1%	19%
Wine	(7%)	—%	—%	(7%)
Vodka (Finlandia)	(13%)	—%	9%	(5%)
Rest of Portfolio	19%	(16%)	5%	9%
Non-branded and bulk	34%	10%	2%	46%
Note: Results may differ due to rounding

1See “Definitions” above for definitions of brand aggregations presented here.
2See “Non-GAAP Financial Measures” above for details on our use of “organic change” in net sales, including how we calculate this measure and why we believe this information is useful to readers.

Whiskey
•Reported net sales for JDTW increased 6% driven by (a) higher volumes in emerging markets, developed international markets, and the Travel Retail channel partially reflecting an estimated net increase in distributor inventories; and (b) higher prices. This growth was partially offset by lower volumes in the United States, due in part to an estimated net decrease in distributor inventories, and the negative effect of foreign exchange.
•Reported net sales for JDTH increased 2% driven by growth in the United States and emerging markets, due in part to an estimated net increase in distributor inventories, partially offset by the negative effect of foreign exchange.
•Reported net sales for Gentleman Jack increased 8% led by growth in emerging markets, partially offset by the negative effect of foreign exchange.
•JDTF grew reported net sales 6% driven by higher volumes in the United States, partially offset by the negative effect of foreign exchange.
•JDTA reported net sales declined 11% due to lower volumes in the United States and Chile, largely driven by an estimated net decrease in distributor inventories, and the negative effect of foreign exchange.

•Woodford Reserve reported net sales increased 34% driven by higher volumes in the United States, partially due to an estimated net increase in distributor inventories.
•Old Forester reported net sales increased 30% driven by higher volumes in the United States, partially due to an estimated net increase in distributor inventories.
•Reported net sales for Rest of Whiskey increased 12% led by the launch of Jack Daniel’s Bonded and Jack Daniel’s Triple Mash in the United States, partially offset by the negative effect of foreign exchange.
Ready-to-Drink
•The JD RTD/RTP brands reported net sales grew 6% led by growth in Australia and Germany, partially offset by the negative effect of foreign exchange.
•New Mix grew reported net sales 45% fueled by higher volumes and prices in Mexico with market share gains.
Tequila
•Herradura reported net sales increased 10% driven largely by volumetric growth in the United States, partially due to an estimated net increase in distributor inventories, and higher prices in Mexico.
•el Jimador reported net sales increased 18% led by growth in the United States and Mexico.
Wine reported net sales declined 7% due to lower volumes of Korbel California Champagne, partially offset by higher volumes of Sonoma-Cutrer and higher prices of Korbel California Champagne in the United States. An estimated net decrease in distributor inventories negatively impacted reported net sales.
Vodka (Finlandia) reported net sales declined 13% reflecting the impact of the suspension of our commercial operations in Russia and the negative effect of foreign exchange. These declines were partially offset by growth across other international markets.
Rest of Portfolio reported net sales increased 19% largely driven by Gin Mare which was acquired during the third quarter of fiscal 2023.
Non-branded and bulk reported net sales increased 34% driven by higher prices for used barrels.

Year-Over-Year Period Comparisons

Net Sales
	3 Months			9 Months
Percentage change versus the prior year period ended January 31	Volume	Price/mix	Total	Volume	Price/mix	Total
Change in reported net sales	3%	1%	4%	10%	(1%)	8%
Acquisitions and divestitures	—%	—%	(1%)	—%	—%	—%
Foreign exchange	—%	1%	1%	—%	4%	4%
Change in organic net sales	3%	2%	5%	9%	3%	12%
Note: Results may differ due to rounding
For the three months ended January 31, 2023, reported net sales were $1.1 billion, an increase of $44 million, or 4%, compared to the same period last year largely driven by higher volumes of New Mix and Woodford Reserve. Price/mix reflects higher prices across much of our portfolio led by JDTW, partially offset by the negative effect of foreign exchange. Reported net sales were negatively impacted by an estimated net decrease in distributor inventories.
For the nine months ended January 31, 2023, reported net sales were $3.2 billion, an increase of $245 million, or 8%, compared to the same period last year driven by higher volumes of New Mix, JDTW, and JD RTDs. Price/mix reflects the negative effect of foreign exchange, partially offset by higher prices across much of our portfolio led by JDTW. Reported net sales were positively impacted by an estimated net increase in distributor inventories. See “Results of Operations - Fiscal 2023 Year-to-Date Highlights” above for further details on net sales for the nine months ended January 31, 2023.

Cost of Sales
	3 Months			9 Months
Percentage change versus the prior year period ended January 31	Volume	Cost/mix	Total	Volume	Cost/mix	Total
Change in reported cost of sales	3%	7%	10%	10%	3%	13%
Acquisitions and divestitures	—%	—%	(1%)	—%	—%	—%
Foreign exchange	—%	—%	—%	—%	1%	1%
Change in organic cost of sales	3%	7%	10%	9%	5%	14%
Note: Results may differ due to rounding
For the three months ended January 31, 2023, reported cost of sales were $457 million, an increase of $42 million, or 10%, compared to the same period last year largely driven by (a) inflation on input costs and supply chain disruptions, and (b) higher volumes of New Mix and Woodford Reserve. These factors were partially offset by the removal of tariffs. An estimated net decrease in distributor inventories positively impacted reported cost of sales.
For the nine months ended January 31, 2023, reported cost of sales were $1.3 billion, an increase of $151 million, or 13%, compared to the same period last year largely driven by higher volumes of New Mix, JDTW, and JD RTDs. Cost/mix reflects inflation on input costs and supply chain disruptions. These factors were largely offset by (a) the removal of tariffs, (b) a shift in portfolio mix toward our lower-cost brands, and (c) the positive effect of foreign exchange. An estimated net increase in distributor inventories negatively impacted reported cost of sales.

Gross Profit
Percentage change versus the prior year period ended January 31	3 Months	9 Months
Change in reported gross profit	—%	5%
Acquisitions and divestitures	(1%)	—%
Foreign exchange	2%	6%
Change in organic gross profit	2%	11%
Note: Results may differ due to rounding

Gross Margin
For the period ended January 31	3 Months	9 Months
Prior year gross margin	60.0%	60.1%
Price/mix	0.9%	2.0%
Cost (excluding tariffs)	(4.7)%	(4.3)%
Acquisitions and divestitures	0.1%	0.1%
Tariffs[1]	2.0%	1.7%
Foreign exchange	(0.6%)	(1.2%)
Change in gross margin	(2.3%)	(1.7%)
Current year gross margin	57.7%	58.4%
Note: Results may differ due to rounding	—	—

[1]“Tariffs” include the combined effect of tariff-related costs, whether arising as a reduction of reported net sales or as an increase in reported cost of sales.
For the three months ended January 31, 2023, reported gross profit of $624 million increased $2 million, compared to the same period last year. Gross margin decreased 2.3 percentage points to 57.7% from 60.0% in the same period last year. The decrease in gross margin was driven by (a) inflation on input costs, (b) higher cost related to supply chain disruptions, and (c) the negative effect of foreign exchange, partially offset by the removal of tariffs and favorable price/mix.
For the nine months ended January 31, 2023, reported gross profit of $1.9 billion increased $94 million, or 5%, compared to the same period last year. Gross margin decreased 1.7 percentage points to 58.4% from 60.1% in the same period last year. The decrease in gross margin was driven by (a) inflation on input costs, (b) higher cost related to supply chain disruptions, and (c) the negative effect of foreign exchange, partially offset by favorable price/mix and the removal of tariffs.

Operating Expenses
Percentage change versus the prior year period ended January 31
3 Months	Reported	Acquisitions and Divestitures	Impairment Charges	Foreign Exchange	Organic
Advertising	21%	(1%)	—%	2%	23%
SG&A	14%	(2%)	—%	2%	14%
Total operating expenses[1]	64%	(17%)	(35%)	6%	18%

9 Months
Advertising	20%	—%	—%	5%	24%
SG&A	9%	(2%)	—%	4%	11%
Total operating expenses[1]	28%	(6%)	(11%)	4%	14%
Note: Results may differ due to rounding

[1]Total operating expenses include advertising expense, SG&A expense, and other expense (income), net.
For the three months ended January 31, 2023, reported operating expenses totaled $451 million, an increase of $176 million, or 64%, compared to the same period last year. The increase in reported operating expenses was largely driven by a non-cash impairment charge for the Finlandia brand name and certain post-closing costs and expenses in connection with the acquisitions of Diplomático and Gin Mare.
•Reported advertising expense increased 21% for the three months ended January 31, 2023 driven primarily by increased investment in JDTW and Woodford Reserve in the United States and developed international markets.
•Reported SG&A expense increased 14% for the three months ended January 31, 2023 driven primarily by (a) higher compensation-related expenses, (b) higher discretionary spend, and (c) costs related to the transaction, transition, and integration of the Gin Mare and Diplomático brands, which were acquired during the third quarter of fiscal 2023, partially offset by the positive effect of foreign exchange.
For the nine months ended January 31, 2023, reported operating expenses totaled $1 billion, an increase of $223 million, or 28%, compared to the same period last year. The increase in reported operating expenses was driven by (a) a non-cash impairment charge for the Finlandia brand name, (b) higher reported advertising expense, (c) certain post-closing costs and expenses in connection with the acquisitions of Diplomático and Gin Mare, and (d) higher reported SG&A expense.
•Reported advertising expense increased 20% for the nine months ended January 31, 2023 driven largely by increased investment in JDTW, Woodford Reserve, the launch of Jack Daniel’s Bonded, and Herradura in the United States, partially offset by the positive effect of foreign exchange.
•Reported SG&A expense increased 9% for the nine months ended January 31, 2023 driven primarily by (a) higher compensation-related expenses, (b) higher discretionary spend, and (c) costs related to the transaction, transition, and integration of the Gin Mare and Diplomático brands, which were acquired during the third quarter of fiscal 2023, partially offset by the positive effect of foreign exchange.

Operating Income
Percentage change versus the prior year period ended January 31	3 Months	9 Months
Change in reported operating income	(50%)	(13%)
Acquisitions and divestitures	12%	5%
Impairment charges	28%	9%
Foreign exchange	—%	9%
Change in organic operating income	(11%)	9%
Note: Results may differ due to rounding
For the three months ended January 31, 2023, reported operating income totaled $173 million, a decrease of $174 million, or 50%, compared to the same period last year. Operating margin decreased 17.6 percentage points to 15.9% from 33.5% in the same period last year.
For the nine months ended January 31, 2023, reported operating income totaled $829 million, a decrease of $129 million, or 13%, compared to the same period last year. Operating margin decreased 6.6 percentage points to 26.0% from 32.6% in the same period last year.
The effective tax rate for the three months ended January 31, 2023, was 19.5% compared to 21.0% for the same period last year. The decrease in our effective tax rate was driven primarily by increased benefit from foreign tax credits, increased beneficial impact of foreign operations, and the reversal of valuation allowances in the current period, which is partially offset by increased state taxes and the impact of tax rate changes.
The effective tax rate for the nine months ended January 31, 2023, was 23.0% compared to 23.4% for the same period last year. The decrease in our effective tax rate was driven primarily by the beneficial impact of prior fiscal year true-ups and the reversal of valuation allowances in the current period, which is partially offset by increased state taxes and increased contingent tax liabilities.
Diluted earnings per share of $0.21 for the three months ended January 31, 2023, decreased 61% from the $0.54 reported for the same period last year, driven primarily by the decrease in reported operating income and a $27 million pension settlement charge recognized during the quarter (See Note 9 to the Condensed Consolidated Financial Statements for more information). Diluted earnings per share of $1.20 for the nine months ended January 31, 2023, decreased 16% from the $1.43 reported for the same period last year, driven primarily by the decrease in reported operating income and a $27 million pension settlement charge recognized during the third quarter of fiscal 2023.
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
This updated outlook revises certain aspects of the fiscal 2023 outlook included in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-Q for the period ended October 31, 2022, filed with the SEC on December 7.
An estimated net increase in distributor inventories, largely reflecting the rebuilding of finished goods inventories due to the easing of supply chain constraints, positively impacted our results during the first nine months of fiscal 2023. For the full year, the effect of the estimated net change in distributor inventories could range from no impact to a moderate unfavorable impact on our results as we lap significant inventory rebuilding during the fourth quarter of fiscal 2022. The guidance below assumes that there will be no impact from an estimated net change in distributor inventories for the full year.
•Reflecting the continued strength of our portfolio of brands, strong consumer demand, and the return of inventories to more normalized levels, we now expect organic net sales growth in the 8-10% range.
•We continue to expect reported gross margin for the full year to be consistent with the reported gross margin during the first half of fiscal 2023.
•Based on the above expectations, we continue to anticipate high-single digit organic operating income growth.
•Our full year effective tax rate expectation continues to be in the range of approximately 22% to 23%.
•We continue to expect capital expenditures in the range of $190 to $210 million.

Critical Accounting Estimates
Our Annual Report on Form 10-K for the fiscal year ended April 30, 2022 (2022 Form 10-K), includes a discussion of our critical accounting estimates, including those related to the valuation of our brand names and trademarks (“brand names”).
We assess our brand names for impairment at least annually. A brand name is impaired when its carrying amount exceeds its estimated fair value, in which case we write down the brand name to its estimated fair value. We estimate the fair value of a brand name using the “relief from royalty” method. We also consider market values for similar assets when available. Considerable management judgment is necessary to estimate fair value, including making assumptions about future cash flows, discount rates, and royalty rates.
As discussed in our 2022 Form 10-K, we concluded that none of our brand names were impaired as of April 30, 2022. Further, we estimated that the fair value of each brand name substantially exceeded its carrying amount, except for the Finlandia brand name, which we had written down to its estimated fair value during the fourth quarter of 2022.
During the third quarter of fiscal 2023, in connection with the preparation of the condensed consolidated financial statements for the three and nine months ended January 31, 2023, we determined that it was more likely than not that the Finlandia brand name had again become impaired due to macroeconomic conditions, including rising interest rates. Accordingly, we performed an interim impairment assessment for the Finlandia brand name. Based on that assessment, we recognized a non-cash impairment charge of $96 million during the third quarter of fiscal 2023. The impairment largely reflects the effects of higher discount rates and input costs.
As of January 31, 2023, the remaining carrying amount of Finlandia reflects its estimated fair value of $90 million, using current assumptions. Reasonably possible changes in those assumptions could result in additional non-cash impairment charges in the future. For example, we estimate that, all else equal, (a) a 15% decline in projected future net sales would result in an impairment charge of approximately $23 million or (b) a 1 percentage point increase in the discount rate would result in an impairment charge of approximately $13 million.
We determined that no interim impairment testing was necessary for any other brand names, whose estimated fair values substantially exceeded their carrying amounts as of the most recent annual impairment test. We will perform the next annual impairment tests for these brand names during the fourth quarter of fiscal 2023.

Liquidity and Financial Condition
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
Our cash flows from operations are supplemented by our cash and cash equivalent balances, as well as access to other liquidity sources. Cash and cash equivalents were $868 million at April 30, 2022, and $428 million at January 31, 2023. As of January 31, 2023, approximately 38% of our cash and cash equivalents were held by our foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We continue to evaluate our future cash requirements and may decide to repatriate additional cash held by our foreign subsidiaries, which may require us to provide for and pay additional taxes.

On January 3, 2023, we entered into a $600 million senior unsecured 364-day term loan credit agreement (see Note 6 to the Condensed Consolidated Financial Statements). The term loan agreement matures on January 2, 2024, and, at the option of the Company, may be prepaid before that date without penalty or premium. The borrowings under the term loan agreement have and will be used for working capital and general corporate purposes.
We repaid the $250 million principal amount of 2.25% notes on their maturity date of January 15, 2023.
We have an $800 million commercial paper program that we use, together with our cash flow from operations, to fund our short-term operational needs. See Note 6 to the Condensed Consolidated Financial Statements for outstanding commercial paper balances, interest rates, and days to maturity at April 30, 2022, and January 31, 2023. The average balances, interest rates, and original maturities during the periods ended January 31, 2022 and 2023, are presented below.

	Three Months Average		Nine Months Average
	January 31,		January 31,
(Dollars in millions)	2022	2023	2022	2023
Average commercial paper	$—	$286	$78	$105
Average interest rate	—%	4.61%	0.16%	4.55%
Average days to maturity at issuance	—	52	32	50
Our commercial paper program is supported by available commitments under our $800 million bank credit facility that expires in November 2024. At January 31, 2023, there were no borrowings outstanding under the credit facility. Although unlikely, under extreme market conditions, one or more participating banks may not be able to fund its commitments under our credit facility. To manage this counterparty credit risk, we partner with banks that have investment grade credit ratings, limit the amount of exposure we have with each bank, and monitor the financial conditions of each bank.
Our most significant short-term cash requirements relate primarily to funding our operations (such as expenditures for raw materials, production and distribution, advertising and promotion, and current taxes), dividend payment, capital investments, and repayment of our senior unsecured 364-day term loan credit agreement. We expect to meet our planned short-term liquidity needs through cash generated from operations, borrowings under our commercial paper program, and financing in the credit markets and the debt capital markets. Our most significant longer-term cash requirements primarily include payments related to our long-term debt, employee benefit obligations, and deferred tax liabilities.
We believe our current liquidity position, supplemented by our ability to generate positive cash flows from operations in the future, and our ample debt capacity enabled by our strong short-term and long-term credit ratings, will be sufficient to meet all of our expected future short- and long-term financial commitments.
Cash flows. Cash provided by operations of $410 million during the nine months ended January 31, 2023, declined $273 million from the same period last year, primarily reflecting increased working capital. The increase in working capital was primarily attributable to higher levels of inventory, which were affected by significantly higher input costs and other effects of supply chain disruptions. The decline in cash from operations also reflects $50 million of transaction costs related to our acquisitions of Gin Mare and Diplomático.
Cash used for investing activities was $1,300 million during the nine months ended January 31, 2023, compared to $63 million for the same period last year. The $1,237 million increase largely reflects our acquisitions of Gin Mare ($468 million) and Diplomático ($727 million) during the third quarter of fiscal 2023.
Cash provided by financing activities was $468 million during the nine months ended January 31, 2023, compared to $930 million in cash used for financing activities during the same prior-year period. The $1,398 million change largely reflects: (a) borrowings of $600 million from a 364-day term loan in January 2023; (b) a $583 million increase in net proceeds from issuance in commercial paper; (c) a $462 million decline in dividend payments (largely reflecting the $479 million special dividend paid in December 2021); partially offset by (d) our repayment of the $250 million principal amount of 2.25% notes that matured in January 2023.
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
We are in the process of implementing our standard control procedures in connection with our acquisitions of Gin Mare and Diplomático, and expect the implementation to be completed during fiscal 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
The following documents are filed with this report:

Exhibit Index
31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (not considered to be filed).
101	The following materials from Brown-Forman Corporation's Quarterly Report on Form 10-Q for the quarter ended January 31, 2023, in Inline XBRL (eXtensible Business Reporting Language) format: (a) Condensed Consolidated Statements of Operations, (b) Condensed Consolidated Statements of Comprehensive Income, (c) Condensed Consolidated Balance Sheets, (d) Condensed Consolidated Statements of Cash Flows, and (e) Notes to the Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File in Inline XBRL format (included in Exhibit 101).

The following documents have been previously filed:

Exhibit Index
10.1
Credit Agreement, dated as of January 3, 2023, among Brown-Forman Corporation and certain lenders party thereto, U.S. Bank National Association, as Administrative Agent, Bank of America, N.A., Citibank, N.A. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, The Bank of Nova Scotia, as Documentation Agent, and U.S. Bank National Association, BofA Securities, Inc., Citibank N.A. and JPMorgan Chase Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, incorporated into this report by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 8-K filed on January 5, 2023 (File No. 001-00123). [portions of Exhibit have been omitted]

10.2
Amendment No. 2 to Amended and Restated Five-Year Credit Agreement, dated as of January 3, 2023, among Brown-Forman Corporation, U.S. Bank National Association, as Administrative Agent, and the other lenders party thereto, incorporated into this report by reference to Exhibit 10.2 of Brown-Forman Corporation’s Form 8-K filed on January 5, 2023 (File No. 001-00123). [portions of Exhibit have been omitted]

10.3
Amendment No. 1 to Securities and Asset Purchase Agreement, dated as of January 4, 2023, by and among Brown-Forman Corporation, Destillers United Group S.L., and Destilerias Unidas Corp, incorporated into this report by reference to Exhibit 10.3 of Brown-Forman Corporation’s Form 8-K filed on January 5, 2023 (File No. 001-00123). [portions of Exhibit have been omitted]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN-FORMAN CORPORATION
(Registrant)

Date:	March 8, 2023	By:	/s/ Leanne D. Cunningham
Leanne D. Cunningham
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)