Form 10-K
period 2023-04-30
BROWN FORMAN CORP
filed 2023-06-16
CIK 14693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☑
The aggregate market value, as of the last business day of the most recently completed second fiscal quarter, of the voting and nonvoting equity held by nonaffiliates of the registrant was approximately $23,400,000,000.

The number of shares outstanding for each of the registrant’s classes of Common Stock on June 12, 2023, was:

Class A Common Stock (voting), $0.15 par value	169,254,084
Class B Common Stock (nonvoting), $0.15 par value	310,110,423
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant’s Proxy Statement for use in connection with the Annual Meeting of Stockholders to be held July 27, 2023, are incorporated by reference into Part III of this report.

Forward-Looking Statement Information. Certain matters discussed in this report, including the information presented in Part II under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain statements, estimates, and projections that are “forward-looking statements” as defined under U.S. federal securities laws. Words such as “aim,” “anticipate,” “aspire,” “believe,” “can,” “continue,” “could,” “envision,” “estimate,” “expect,” “expectation,” “intend,” “may,” “might,” “plan,” “potential,” “project,” “pursue,” “see,” “seek,” “should,” “will,” “would,” and similar words indicate forward-looking statements, which speak only as of the date we make them. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. By their nature, forward-looking statements involve risks, uncertainties, and other factors (many beyond our control) that could cause our actual results to differ materially from our historical experience or from our current expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part I under “Item 1A. Risk Factors” and those described from time to time in our future reports filed with the Securities and Exchange Commission, including:

•Our substantial dependence upon the continued growth of the Jack Daniel's family of brands
•Substantial competition from new entrants, consolidations by competitors and retailers, and other competitive activities, such as pricing actions (including price reductions, promotions, discounting, couponing, or free goods), marketing, category expansion, product introductions, or entry or expansion in our geographic markets or distribution networks
•Route-to-consumer changes that affect the timing of our sales, temporarily disrupt the marketing or sale of our products, or result in higher fixed costs
•Disruption of our distribution network or inventory fluctuations in our products by distributors, wholesalers, or retailers
•Changes in consumer preferences, consumption, or purchase patterns – particularly away from larger producers in favor of small distilleries or local producers, or away from brown spirits, our premium products, or spirits generally, and our ability to anticipate or react to them; further legalization of marijuana; bar, restaurant, travel, or other on-premise declines; shifts in demographic or health and wellness trends; or unfavorable consumer reaction to new products, line extensions, package changes, product reformulations, or other product innovation
•Production facility, aging warehouse, or supply chain disruption
•Imprecision in supply/demand forecasting
•Higher costs, lower quality, or unavailability of energy, water, raw materials, product ingredients, or labor
•Risks associated with acquisitions, dispositions, business partnerships, or investments – such as acquisition integration, termination difficulties or costs, or impairment in recorded value
•Impact of health epidemics and pandemics, and the risk of the resulting negative economic impacts and related governmental actions
•Unfavorable global or regional economic conditions and related economic slowdowns or recessions, low consumer confidence, high unemployment, weak credit or capital markets, budget deficits, burdensome government debt, austerity measures, higher interest rates, higher taxes, political instability, higher inflation, deflation, lower returns on pension assets, or lower discount rates for pension obligations
•Product recalls or other product liability claims, product tampering, contamination, or quality issues
•Negative publicity related to our company, products, brands, marketing, executive leadership, employees, Board of Directors, family stockholders, operations, business performance, or prospects
•Failure to attract or retain key executive or employee talent
•Risks associated with being a U.S.-based company with a global business, including commercial, political, and financial risks; local labor policies and conditions; protectionist trade policies, or economic or trade sanctions, including additional retaliatory tariffs on American whiskeys and the effectiveness of our actions to mitigate the negative impact on our margins, sales, and distributors; compliance with local trade practices and other regulations; terrorism, kidnapping, extortion, or other types of violence; and health pandemics
•Failure to comply with anti-corruption laws, trade sanctions and restrictions, or similar laws or regulations
•Fluctuations in foreign currency exchange rates, particularly a stronger U.S. dollar
•Changes in laws, regulatory measures, or governmental policies, especially those affecting production, importation, marketing, labeling, pricing, distribution, sale, or consumption of our beverage alcohol products
•Tax rate changes (including excise, corporate, sales or value-added taxes, property taxes, payroll taxes, import and export duties, and tariffs) or changes in related reserves, changes in tax rules or accounting standards, and the unpredictability and suddenness with which they can occur
•Decline in the social acceptability of beverage alcohol in significant markets
•Significant additional labeling or warning requirements or limitations on availability of our beverage alcohol products
•Counterfeiting and inadequate protection of our intellectual property rights
•Significant legal disputes and proceedings, or government investigations
•Cyber breach or failure or corruption of our key information technology systems or those of our suppliers, customers, or direct and indirect business partners, or failure to comply with personal data protection laws
•Our status as a family “controlled company” under New York Stock Exchange rules, and our dual-class share structure

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
PART I
Item 1. Business
Overview
Brown-Forman Corporation (the “Company,” “Brown-Forman,” “we,” “us,” or “our” below) was incorporated under the laws of the State of Delaware in 1933, successor to a business founded in 1870 as a partnership and later incorporated under the laws of the Commonwealth of Kentucky in 1901. We primarily manufacture, distill, bottle, import, export, market, and sell a wide variety of beverage alcohol products under recognized brands. We employ approximately 5,600 people (excluding individuals who work on a part-time or temporary basis) on six continents, including approximately 2,700 people in the United States (approximately 14% of whom are represented by a union) and 1,200 people in Louisville, Kentucky, USA, home of our world headquarters. According to International Wine & Spirit Research (IWSR), we are the largest American-owned spirits and wine company with global reach. We are a “controlled company” under New York Stock Exchange rules because the Brown family owns more than 50% of our voting stock. Taking into account ownership of shares of our non-voting stock, the Brown family also controls more than 50% of the economic ownership in Brown-Forman.
For a discussion of recent developments, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary.”
Brands
Beginning in 1870 with Old Forester Kentucky Straight Bourbon Whisky – our founding brand – and spanning the generations since, we have built a portfolio of more than 40 spirit, ready-to-drink (RTD) cocktail, and wine brands that includes some of the best-known and most loved trademarks in our industry. The most important and iconic brand in our portfolio is Jack Daniel’s Tennessee Whiskey, the #1 selling American whiskey in the world.1 Jack Daniel’s Tennessee Whiskey was recently named the most valuable spirits brand in the world in the 2022 Interbrand “Best Global Brands” rankings, and the newly released Jack Daniel's Bonded Tennessee Whiskey was named the "2022 Whisky of the Year" by Whisky Advocate. Our premium bourbons, Woodford Reserve and Old Forester, were once again selected for the Impact “Hot Brands”2 list, marking ten and five consecutive years on the list, respectively, as were Jack Daniel's RTDs. Our super premium tequila, Herradura, received two Gold medals at the San Francisco World Spirits competition in 2023, one for Reposado and the one for Legend, as well as three Gold medals for the brand's core expressions at the Tequila and Mezcal Masters competition from The Spirits Business.

Principal Brands
Jack Daniel's Tennessee Whiskey	el Jimador Tequilas[5]
Jack Daniel's RTD[3]	el Jimador New Mix RTD
Jack Daniel's Tennessee Honey	Herradura Tequilas[6]
Gentleman Jack Rare Tennessee Whiskey	Korbel California Champagnes[7]
Jack Daniel's Tennessee Fire	Korbel California Brandy[7]
Jack Daniel's Tennessee Apple	Finlandia Vodkas
Jack Daniel's Single Barrel Collection[4]	Sonoma-Cutrer California Wines
Jack Daniel's Bonded Tennessee Whiskey	Old Forester Whiskey Row Series
Jack Daniel's Sinatra Select	Old Forester Kentucky Straight Bourbon Whisky
Jack Daniel's Tennessee Rye	Old Forester Kentucky Straight Rye Whisky
Jack Daniel’s Winter Jack	GlenDronach Single Malt Scotch Whiskies[8]
Jack Daniel's Bottled-in-Bond	Benriach Single Malt Scotch Whiskies[9]
Jack Daniel's Triple Mash Blended Straight Whiskey	Glenglassaugh Single Malt Scotch Whiskies[10]
Jack Daniel's No. 27 Gold Tennessee Whiskey	Chambord Liqueur
Jack Daniel’s 10 Year Old	Gin Mare
Jack Daniel’s 12 Year Old	Gin Mare Capri
Woodford Reserve Kentucky Bourbon	Diplomático Rums[11]
Woodford Reserve Double Oaked	Fords Gin
Woodford Reserve Kentucky Rye Whiskey	Slane Irish Whiskey
Woodford Reserve Kentucky Straight Wheat Whiskey	Coopers' Craft Kentucky Bourbon
Woodford Reserve Kentucky Straight Malt Whiskey	Part Time Rangers RTDs

1IWSR, 2023.
[2]Impact Databank, March 2023.
[3]Jack Daniel's RTD includes Jack Daniel's & Cola, Jack Daniel's Country Cocktails, Jack Daniel's Double Jack, Jack Daniel’s & Coca-Cola RTD, and other malt- and spirit-based Jack Daniel’s RTDs.
[4]The Jack Daniel's Single Barrel Collection includes Jack Daniel's Single Barrel Select, Jack Daniel's Single Barrel Barrel Proof, Jack Daniel's Single Barrel Rye, Jack Daniel's Single Barrel 100 Proof, and other Jack Daniel’s Single Barrel special-release expressions.

[5]el Jimador Tequilas comprise all full-strength expressions of el Jimador.
[6]Herradura Tequilas comprise all expressions of Herradura.
[7]Korbel is not an owned brand. We sell Korbel products under contract in the United States and other select markets.
[8]GlenDronach Single Malt Scotch Whiskies comprise all expressions of GlenDronach.
[9]Benriach Single Malt Scotch Whiskies comprise all expressions of Benriach.
[10]Glenglassaugh Single Malt Scotch Whiskies comprise all expressions of Glenglassaugh.
[11]Diplomático Rums comprise all expressions of Diplomático.
See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Fiscal 2023 Brand Highlights” for brand performance details.
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

Markets
We sell our products in over 170 countries around the world. The United States, our most important market, accounted for 47% of our net sales in fiscal 2023 and the other 53% were outside of the United States. The table below shows the percentage of total net sales for our top markets in our three most recent fiscal years:

Percentage of Total Net Sales by Geographic Area
	Year ended April 30
	2021	2022	2023
United States	50%	49%	47%
Mexico	4%	5%	6%
Germany	6%	6%	6%
Australia	6%	6%	5%
United Kingdom	6%	6%	5%
Other	28%	28%	31%
TOTAL	100%	100%	100%
Note: Totals may differ due to rounding
For details about net sales in our top markets, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Fiscal 2023 Market Highlights.” For details about our reportable segment and for additional geographic information about net sales and long-lived assets, see Note 17 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.” For details on risks related to our global operations, see “Item 1A. Risk Factors.”
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
Outside the United States, we use a variety of RTC models, which can be grouped into three categories: owned distribution, partner, and government-controlled markets. We own and operate distribution companies for Australia, Belgium and Luxembourg, Brazil, Czechia, France, Germany, Korea, Mexico, Poland, Spain, Taiwan, Thailand, Türkiye, and the United Kingdom. In these owned-distribution markets, and in a large portion of the Travel Retail channel, we sell our products directly to retailers or wholesalers. In many other markets, including Italy and South Africa, we rely on third parties to distribute our brands, generally under fixed-term distribution contracts. In Canada, we sell our products to provincial governments.
We believe that our customer relationships are good and that our exposure to concentrations of credit risk is limited due to the diverse geographic areas covered by our operations and our thorough evaluation of each customer. In fiscal 2023, our two largest customers accounted for approximately 14% and 12% of consolidated net sales, respectively. No other customer accounted for 10% or more of our consolidated net sales in fiscal 2023.
Seasonality
Holiday buying makes the fourth calendar quarter the peak season for our business. Approximately 31%, 29%, and 27% of our reported net sales for fiscal 2021, fiscal 2022, and fiscal 2023, respectively, were in the fourth calendar quarter.

Competition
Trade information indicates that we are one of the largest global suppliers of premium spirits. According to IWSR, for calendar year 2022, the ten largest global spirits companies controlled over 20% of the total spirits volume sold around the world. While we believe that the overall market environment offers considerable growth opportunities for us, our industry is, and will remain, highly competitive. We compete against many global, regional, and local brands in a variety of categories of beverage alcohol, but our brands compete primarily in the industry's premium-and-above price points. Our competitors include major global spirits and wine companies, such as Bacardi Limited, Beam Suntory Inc., Becle S.A.B. de C.V., Davide Campari-Milano N.V., Diageo PLC, LVMH Moët Hennessy Louis Vuitton SE, Pernod Ricard SA, and Rémy Cointreau. In addition, particularly in the United States, we compete with national companies and craft spirit brands, many of which entered the market in the last few years.
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
Ingredients and Other Supplies

The principal raw materials used in manufacturing and packaging our distilled spirits, liqueurs, RTD products, and wines are shown in the table below.

Principal Raw Materials
Distilled Spirits	Liqueurs	RTD Products	Wines	Packaging
Agave	Flavorings	Carbon dioxide	Grapes	Aluminum cans
Barley	Neutral spirits	Flavorings	Wood	Cartons
Corn	Sugar	Malt		Closures
Malted barley	Water	Neutral spirits		Glass bottles
Molasses	Whiskey	Sugar		Labels
Rye	Wine	Tequila		PET[1] bottles
Sugar		Water
Water		Whiskey
Wood

[1]Polyethylene terephthalate (PET) is a polymer used in non-glass containers.
None of these raw materials are in short supply, but shortages could occur in the future. From time to time, our agricultural ingredients (agave, barley, corn, grapes, malted barley, molasses, rye, sugar, and wood) could be adversely affected by weather and other forces out of our control that might constrain supply or reduce our inventory below desired levels for optimum production.
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

For details on risks related to the protection of our intellectual property, see “Item 1A. Risk Factors.” For details on our most important brands, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Fiscal 2023 Brand Highlights.”
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
Many countries set their own distilling and maturation requirements. For example, under U.S. federal and state regulations, bourbon and Tennessee whiskeys must be aged in new, charred oak barrels; we typically age our whiskeys at least three years. Mexican authorities regulate the production and bottling of tequilas; they mandate minimum aging periods for extra añejo (three years), añejo (one year), and reposado (two months). Irish whiskey must be matured at least three years in a wood cask, such as oak, on the island of Ireland. Scotch whisky must be matured in oak casks for at least three years in Scotland. We comply with all of the applicable laws and regulations.
Our operations are also subject to various environmental protection statutes and regulations, and our policy is to comply with them. Complying with these statutes and regulations has not materially impacted our capital expenditures, earnings or competitive position, and is not expected to have a material impact during fiscal 2024.

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
Over the past three fiscal years, we faced a challenging, volatile environment, including supply chain disruptions and a global pandemic. Our employees' unique mix of agility, resilience, energy, and collaboration enabled us to succeed despite these challenges. Our values drive decisions, and our core purpose and our highest ambition continue to guide us as we move forward to a reimagined future with a renewed sense of opportunity for what lies ahead. We believe we are well positioned to navigate the ever-changing landscape. We will make bold moves with a commitment to improve continuously as we work together to deliver sustained long-term growth.
This Integrated Annual Report on Form 10-K for the fiscal year ended April 30, 2023, presents not only our financial performance but also our environmental, social, and governance (“ESG”) strategies, commitments, and results. It provides a more holistic view of Brown-Forman, our culture, our strategic approach to our business, and how we achieve results.
Portfolio and Responsibility
We seek to build brands and create stockholder value responsibly by delivering strong, sustainable growth, solid margins, and high returns on invested capital. We focus on building brands that can be meaningful for our company and our consumers over the longer term. We aim to grow our premium spirits portfolio both organically and through innovation. Opportunistically and thoughtfully, we also consider acquisitions and partnerships that will enhance our capacity to deliver meaningful growth, improve margins, and increase stockholder returns.
We strive to grow our brands and enhance consumers' experience with them. Even as we do so, we remain committed to marketing our brands responsibly and promoting responsible drinking. Regulation of our industry is not new, and external interest from the World Health Organization and other health bodies has grown over time. We uphold high standards of self-regulation by adhering to industry guidelines on responsible marketing and advertising. We promote alcohol responsibility both independently and with industry organizations, such as the International Alliance for Responsible Drinking, the Foundation for Advancing Alcohol Responsibility (responsibility.org) in the United States, The Portman Group in the United Kingdom, DrinkWise in Australia, and FISAC in Mexico.

The Jack Daniel's family of brands, led by Jack Daniel's Tennessee Whiskey (JDTW), is our most valuable asset – the engine of our overall financial performance and the foundation of our leadership position in the American whiskey category.1 We strive to strengthen the brand's leadership position continually, and will work steadfastly to keep JDTW relevant to consumers worldwide. We will also pursue opportunities to grow the Jack Daniel's family of brands across markets, premium-and-above price points, channels, and consumer groups. Product innovation continues to contribute meaningfully to our performance. Different Jack Daniel's expressions have brought new consumers to the franchise, including Jack Daniel's Tennessee Honey (2011), Jack Daniel's Tennessee Fire (2015), Jack Daniel's Tennessee Rye (2017), Jack Daniel's Tennessee Apple (2019), and our most recent launches, Jack Daniel's Bonded Tennessee Whiskey and Triple Mash Blended Straight Whiskey (2022), which individually and collectively add great value to the company and to our consumers the world over.
In addition to the leadership of our Jack Daniel's family of brands, we expect strong worldwide growth from our other whiskey brands, particularly Woodford Reserve and Old Forester. Woodford Reserve is the leading super-premium American whiskey globally,1 growing volumes at a strong double-digit compound annual growth rate since the brand was introduced over 25 years ago. Woodford Reserve surpassed 1.7 million nine-liter cases of annual volume as of April 30, 2023. We believe the brand is poised for continued growth as the bourbon category continues to grow around the world. Old Forester has continued its return to prominence in the United States and in select international markets. Innovation has played an important role in the premiumization of both of these brands, including the success of high-end expressions such as Woodford Reserve Double Oaked, and the Old Forester Whiskey Row Series.
Outside of our American whiskey brands, we believe our portfolio remains well positioned in other high-growth categories, with meaningful premium brands and a focus on accelerating our super-premium portfolio. Our tequila portfolio is led by two brands steeped in Mexican heritage, Herradura and el Jimador. Despite the cyclical cost pressures resulting from the unprecedented cost of agave, we remain committed to the growth of our tequila business in the United States and the long-term growth prospects of this business globally. We believe that our Scotch whiskies GlenDronach, Benriach, and Glenglassaugh, and our Irish whiskey Slane, are well-positioned in their respective categories. We expect them all to become meaningful contributors over the longer term. Lastly, the recent acquisitions of Gin Mare (2022) and Diplomático (2023) provide us with leadership positions in the super-premium-and-above gin and rum categories, respectively, and we look to grow these brands globally.
Fiscal 2023 was another year of growth for our ready-to-drink (RTD) portfolio. Jack Daniel's RTDs are now more than 14 million nine-liter cases globally. In Mexico, our el Jimador tequila-based RTD, New Mix, grew to nearly 10 million nine-liter cases. In June 2022, we jointly announced a global relationship with The Coca-Cola Company to introduce the iconic Jack & Coke cocktail as a branded, ready-to-drink pre-mixed cocktail. Since the announcement, we have launched the product in Mexico, the United States, Japan, the Philippines, the United Kingdom, Poland, Hungary, the Netherlands, and Ireland with more markets to follow. Jack Daniel's Country Cocktails in the United States continues to be sold and distributed under our relationship with the Pabst Brewing Company.
We appreciate the power of our brands to enrich the experience of life, and we believe it is our duty to ensure that our products are marketed with deep respect for our consumers. Our mission for alcohol responsibility is to empower mindful choices around beverage alcohol. We launched the Pause campaign in 2019. Pause is Brown-Forman’s driving effort to encourage mindful choices. In 2022, we launched our 2030 Alcohol Responsibility strategy to prioritize strategic programs and partnerships, in-market tools and resources, and to continue empowering our employees and business partners. We execute our 2030 Alcohol Responsibility strategy through the lens of our Pause campaign to showcase the importance of alcohol responsibility and inspire action among our consumers, colleagues, and business partners.
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
Outside the United States, we continue to increase our competitiveness through improved routes to consumers. In fiscal 2022, we established our owned-distribution organizations for Belgium and Luxembourg and Taiwan. More direct connection with customers and consumers enabled through owned distribution is an important part of our strategic growth.

1 IWSR, 2023

People, Diversity & Inclusion, and Ethics & Compliance
As we work to increase our brands' relevance and appeal to diverse consumer groups around the world, we believe a diversity of experiences and mindsets within our own workforce is essential. In the summer of 2019, we unveiled Many Spirits, One Brown-Forman: Gender and Race Edition, our 2030 Diversity & Inclusion Strategy aimed at creating a foundation for building a more diverse workforce and inclusive culture. In the summer of 2020, we developed and published commitments to be better and do better – commitments that amplified our initiatives in the areas of representation, development, and accountability. We also extended our commitment more deeply in our communities, especially our hometown of Louisville, Kentucky. We believe these actions will help us continue to build an inclusive culture at Brown-Forman.
Our vision is to create an environment where leveraging diversity and inclusion occurs naturally, giving us a sustainable marketplace advantage. We have set race and gender ambitions to have at least 50% women in professional- and leader-level roles globally, 40% women in senior leadership positions globally, and 25% people of color in our United States workforce by 2030. In June 2022, we published the Many Spirits, One Brown-Forman LGBTQ+ edition and set a 2030 ambition of 6% self-identified LGBTQ+ employees in our United States workforce. We have also set a goal to reach 16% of our supplier spend in locations such as the United States, the United Kingdom, and Australia, with businesses that are woman- or minority-owned by 2030. For more than a decade, we have earned a perfect score in the Corporate Equality Index, a national benchmarking survey and report on corporate policies and practices related to LGBTQ+ workplace equality administered by the Human Rights Campaign Foundation.
One of the main drivers of our inclusive culture is the continued growth and leadership of our nine Employee Resource Groups (ERGs). We believe ERGs are instrumental in enriching our company's culture, and our employees experience this by supporting development and engagement of our diverse workforce, driving cultural awareness and competency across the organization, and enabling authentic engagement with our consumers. Our ERGs also create spaces for our employees and their allies to connect with, support, and advocate for one another.
Our core values of integrity, respect, trust, teamwork, and excellence form the foundation of our ethics and compliance program. “Values Drive Decisions” is the key theme of this program, and we use it to teach our employees to rely on our values when faced with a difficult decision and to “speak up” if they believe they, a colleague, or a business partner may have violated the law, our Code of Conduct, or company policy. In 45 countries, we offer a third-party service to employees and others who choose to “speak up” anonymously. We deliver training to managers reinforcing our commitment to non-retaliation and maintaining a “speak up” culture.
We convey our compliance expectations to employees via our Code of Conduct, and our employees certify annually that they will comply with the Code of Conduct and report potential violations. The Code of Conduct is a toolkit for employees, as it details expectations for 20 different risks, includes links to Q&A, policies, training, and the ability to contact a subject-matter expert. We refresh our Code of Conduct and certification annually and make them available in 13 languages.
Investment and Sustainability
For over a century and a half, we have learned that long-term success requires investment and a mindset of sustainability. We understand the need to invest in our brands, global supply chain facilities, homeplace and visitor centers, and aging inventory. For example, in May 2023, we announced a $200 million capital investment to expand our Casa Herradura tequila distillery to meet future consumer demand. Additionally, during fiscal 2023, we announced a £30 million expansion of our GlenDronach distillery to meet strong demand. We also understand the importance of investing in our people, communities, and the environment. We recognize that climate change is a business issue with risks and opportunities. As such, we are committed to actions that will ensure the long-term health of the planet and our business. In fiscal 2021, we established a new 2030 Sustainability Strategy to align our efforts with industry best practices and the most current climate science. Our goals broaden our focus beyond business operations to include our supply chain, where the majority of our environmental footprint resides. With this evolving strategy, we have a roadmap for continued progress over the next quarter-century.

Our continued investments in renewable energy and resource stewardship underscore our long-term focus:
•Renewable Electricity: In fiscal 2023, we installed a rooftop solar system at our Slane Castle distillery, and in fiscal 2024 we plan to install a rooftop solar system at our Newbridge bottling plant in Edinburgh, Scotland.
•Byproducts to Energy: Jack Daniel's announced a project to develop an anaerobic digester that will convert a portion of the distillery byproducts, also known as stillage, to renewable energy and fertilizer. The project broke ground in fiscal 2023.
•Water Stewardship: In fiscal 2023, we partnered with Waterplan to improve the measurement of water related risk at two of our facilities and to identify opportunities for water reuse at our Casa Herradura facility. We will expand this partnership in fiscal 2024 to further enhance our water stewardship program.
•Sustainable Forestry: In April 2023, we completed the third planting at the Old Forester Tree Nursery, a 15-year white oak genetic improvement project in partnership with the University of Kentucky. In June 2023, our Jack Daniel Seed Orchard will celebrate its 25th anniversary and our continued partnership with the University of Tennessee.
We believe we are well positioned to deliver exceptional, high-quality products to our consumers around the world. We have a highly capable and engaged workforce. We have developed brand-building capabilities by equipping our teams with the training and tools necessary for an increasingly data-driven digital global marketplace. Among other trends, the expansion of the digital economy accelerated significantly as consumers, businesses, and communities adapted to the challenges brought on by the COVID-19 pandemic. To continue our success in how we market and sell our brands, we announced in fiscal 2021 an investment in a new Integrated Marketing Communications organization that we believe is further enhancing our ability to win in the digital economy.
Community
We are a responsible and caring corporate citizen and invest in the communities where employees live and work. We encourage employees to participate in philanthropic outreach efforts by giving their time and talents to support those non-profit organizations most meaningful to them. This civic engagement, as well as our corporate contributions, further promotes Brown-Forman’s caring culture and supports our purpose to enrich life.
We also continue to expand our civic engagement into Brown-Forman global office locations, allowing those employees closest to the needs of their communities to decide how to invest their charitable-giving resources. We leverage our key community relations partners to stay informed of collaborative opportunities in the communities where we work and live, and to shape our charitable-giving strategy to meet the essential needs of the communities that sustain us. We provide charitable donations and our employees volunteer throughout our communities, including approximately 120 serving on 200 nonprofit boards in the United States. We created the Brown-Forman Foundation (the Foundation) in fiscal 2018 to help fund our ongoing philanthropic endeavors. The Foundation's earnings provide a consistent source of revenue for charitable giving independent of our annual earnings. We work to partner with organizations that support our key focus areas: empowering responsible and sustainable living, ensuring essential living standards, and enhancing arts and cultural living. As part of our commitment to be better and do better as neighbors and as corporate citizens, the Brown-Forman Foundation made a 10-year, $50 million commitment to five organizations in west Louisville in 2022, which is the largest investment in its history. Our partner organizations include AMPED, the Louisville Central Community Center, the Louisville Urban League, Simmons College of Kentucky, and the West End School. Together, these organizations will advance educational opportunities in west Louisville, from early childhood through adult learning.
We believe that having a long-term-focused, committed, and engaged stockholder base, anchored by the Brown Family, gives us a distinct strategic advantage, particularly in a business with multi-generational brands and products that must be aged. We are committed to continually improving our environmental, social, and governance performance and acting upon our deeply held values. Recognizing the strong cash-generating capacity and the capital efficiency of our business, we will continue to pursue top-tier stockholder return through stockholder-friendly capital allocation and socially and environmentally conscious investments to fuel long-term growth.
Human Capital Resources
Overview
We put our values at the forefront of all our decisions and actions, in an effort to make our employees feel respected, safe, and supported so they can make, market, and sell our products with the finest craftsmanship, quality, and care. What enables our success are the approximately 5,600 people (excluding individuals that work on a part-time or temporary basis) we employ in 47 countries around the world. This includes approximately 3,500 salaried employees and 2,100 hourly employees, with the largest percentage of our employees residing within the United States, Mexico, and the United Kingdom. We believe our employee relations are good and our turnover rate is low.
Total Rewards
It is our intent to pay our employees fairly and competitively. Over the last fiscal year, we completed a process to review the compensation for every salaried role both internally and externally, ensuring that every employee is paid fairly compared to each other and competitively against the market. All roles are priced based on compensation survey data for the market where the employee resides. We will continue to refresh our data and monitor pay equity annually.
Talent Development
We continually seek opportunities to develop our employees to ensure that we have the capabilities to grow our business. We do this through a combination of succession planning, planned learning, short-term assignments, international opportunities, and thoughtful talent management. Given our low turnover, we are particularly thoughtful about rotating employees through new roles, ensuring that everyone has the opportunity to grow and develop. We recently began tracking all internal movement and are comfortable that we are providing an appropriate level of growth and development for our employees.
Diversity & Inclusion
We are continuing to pursue our 2030 Diversity & Inclusion strategy, as outlined in Many Spirits, One Brown-Forman: Gender and Race Edition. This year, we continued to increase the number of women in senior leadership globally and people of color in the United States through both internal promotions and external hiring. We have also added an ambition to increase the number of LGBTQ+ salaried employees in the United States to 6% by 2030.
We track promotion and lateral movement by gender (globally) and ethnicity (in the United States) and, based on that data, we can confirm that our growth opportunities for women and people of color are proportional to our salaried employee population.
To support our culture of inclusion, all business leaders participated in our six-month Inclusive Leadership Program. This group completed the program at the end of the calendar year, and we have recently begun cascading it down to our front-line managers.
Workforce Stability
We must remain focused on winning the war for talent in a marketplace where opportunities abound and highly skilled knowledge workers can work from anywhere. While we have historically enjoyed low turnover among our salaried population, we have continued to track our departures carefully over the last fiscal year, given the acceleration of the job market over the last two years. We have analyzed our data quarterly by gender, ethnicity, function, location, age, management level, etc. in addition to qualitative exit interview data. Turnover related to retirements increased in fiscal 2023, which we believe was related to the impact of interest rate movement on some of our defined benefit pension plans. Excluding retirements, our voluntary turnover among salaried employees remains consistent with our pre-pandemic levels. We will continue to monitor our data carefully.
Executive Officers
Information about Our Executive Officers
The following persons served as executive officers as of June 16, 2023:

Name	Age	Principal Occupation and Business Experience
Lawson E. Whiting	54	President and Chief Executive Officer since 2019. Executive Vice President and Chief Operating Officer from October 2017 to December 2018. Executive Vice President and Chief Brands and Strategy Officer from 2015 to 2017. Senior Vice President and Chief Brands Officer from 2013 to 2015.
Matias Bentel	48	Executive Vice President and Chief Brands Officer since March 2023. Senior Vice President and Chief Brands Officer from January 2020 to March 2023. Senior Vice President and Managing Director of Jack Daniel’s Family of Brands from August 2018 to January 2020. Vice President and General Manager of Mexico from January 2016 to August 2018. Vice President Latin America Marketing and Chief of Staff from October 2009 to January 2016.
Leanne D. Cunningham	53	Executive Vice President and Chief Financial Officer since March 2023. Senior Vice President and Chief Financial Officer from July 2021 to March 2023. Senior Vice President, Shareholder Relations Officer, Global Commercial Finance, and Financial Planning and Analysis from August 2020 to July 2021. Senior Vice President, Shareholder Relations Officer from August 2019 to July 2020. Senior Vice President, and General Manager - Brown-Forman Brands from May 2015 to July 2019. Vice President, Director of Finance Global Production from October 2013 to April 2015.
Marshall B. Farrer	52	Executive Vice President, Chief Strategic Growth Officer and President Europe since January 2023. Senior Vice President, President Europe from August 2020 to January 2023. Senior Vice President, Managing Director, Global Travel Retail and Developed APAC Region from August 2018 to July 2020. Senior Vice President, Managing Director, Global Travel Retail from July 2018 to May 2015. Vice President, Managing Director, Jack Daniel’s Tennessee Honey from January 2014 to April 2015.
Matthew E. Hamel	63	Executive Vice President and General Counsel since 2021. Executive Vice President, General Counsel and Secretary from 2007 to 2021.
Kirsten M. Hawley	53	Executive Vice President, Chief People, Places, and Communications Officer since March 2023. Senior Vice President, Chief People, Places, and Communications Officer from May 2021 to March 2023. Senior Vice President, Chief Human Resources and Corporate Communications Officer from March 2019 to April 2021. Senior Vice President and Chief Human Resources Officer from February 2015 to February 2019. Senior Vice President and Director of Human Resources Business Partnerships from 2013 to 2015.
Thomas W. Hinrichs	61	Executive Vice President, President Emerging International since March 2023. Senior Vice President, President Emerging International from August 2020 to March 2023. Senior Vice President, President, International Division from June 2018 to July 2020. Senior Vice President and President for Europe, North Asia, and ANZSEA from February 2015 to June 2018. Senior Vice President and Managing Director for Europe from 2013 to 2015.
Timothy M. Nall	52	Executive Vice President, Chief Global Supply Chain and Technology Officer since March 2023. Senior Vice President, Chief Global Supply Chain and Technology Officer from March 2022 to March 2023. Senior Vice President, Chief Information and Advanced Analytics Officer from January 2015 to February 2022. Vice President Director Technical Services from May 2013 to December 2014.
Crystal L. Peterson	52	Executive Vice President, Chief Inclusion and Global Community Relations Officer since March 2023. Senior Vice President, Chief Inclusion and Global Community Relations Officer from June 2022 to March 2023. Vice President and Chief Diversity Officer from February 2022 to June 2022. Vice President and Human Resources Director - Global Production, Diversity and Inclusion from March 2021 to January 2022. Vice President and Human Resources Director - Global Production from August 2017 to February 2021. Vice President and Human Resources Director - North America Region from May 2015 to July 2017. Human Resources Director - North America Region and Latin America Region from May 2013 to April 2015.

Name	Age	Principal Occupation and Business Experience
Jeremy J. Shepherd	48	Executive Vice President, President USA & Canada since March 2023. Senior Vice President, President USA & Canada from July 2022 to March 2023. Vice President, General Manager for the United Kingdom & Ireland from January 2018 to July 2022. Vice President Director Midwest Division from May 2015 to December 2017. Portfolio Integration Director from September 2014 to May 2015.
Kelli N. Brown	53	Senior Vice President and Chief Accounting Officer since August 2018. Vice President and Director Finance (North America Region) from 2015 to August 2018. Director NAR Division Finance (North America Region) from 2013 to 2015.
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
Risks Related to Our Business and Operations
Our business performance depends substantially on the continued health of the Jack Daniel's family of brands.
The Jack Daniel's family of brands is the primary driver of our revenue and growth. Jack Daniel's is an iconic global trademark with a loyal consumer fan base, and we invest much effort and many resources to protect and preserve the brand's reputation for authenticity, craftsmanship, and quality. A brand's reputational value is based in large part on consumer perceptions, and even an isolated incident that causes harm – particularly one resulting in widespread negative publicity – could adversely influence these perceptions and erode consumer trust and confidence in the brand. Significant damage to the brand equity of the Jack Daniel's family of brands would adversely affect our business. Given the importance of Jack Daniel's to our overall success, a significant or sustained decline in volume or selling price of our Jack Daniel's products, as a result of negative publicity or otherwise, would have a negative effect on our financial results. Additionally, if we are not successful in our efforts to maintain or increase the relevance of the Jack Daniel's brand to current and future consumers, our business and operating results could suffer. For details on the importance of the Jack Daniel's family of brands to our business, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Fiscal 2023 Brand Highlights.”
Changes to our route-to-consumer models and consolidation among beverage alcohol producers, distributors, wholesalers, suppliers, and retailers, could hinder the marketing, sale, or distribution of our products.
We use various business models to market and distribute our products in different countries around the world. In the United States, we sell our products either to distributors for resale to retail outlets or e-commerce retailers or, in those states that control alcohol sales, to state governments who then sell them to retail customers and consumers. In our non-U.S. markets, we use a variety of route-to-consumer models – including, in many markets, reliance on third parties to distribute, market, and sell our products. We own and operate distribution companies for 14 international markets. Transitioning from a third-party distribution model to an owned distribution model involves a significant undertaking, and subjects us to risks associated with that geographic region. If we are unsuccessful in our route-to-consumer strategies, including any transition to owned distribution, the sale and marketing of our products could be disrupted.
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
Consolidation, whether domestically or internationally, among spirits producers, distributors, wholesalers, suppliers, or retailers and the increased growth of the e-commerce environment across the consumer product goods market has created and could continue in the future to create a more challenging competitive landscape for our products. Consolidation at any level could hinder the distribution and sale of our products as a result of reduced attention and resources allocated to our brands both during and after transition periods, because our brands might represent a smaller portion of the new business portfolio. Furthermore, consolidation of distributors may lead to the erosion of margins. Changes in distributors' strategies, including a reduction in the number of brands they carry, the allocation of shelf space for our competitors' brands, or private label products, may adversely affect our growth, business, financial results, and market share. Furthermore, e-commerce distribution grew dramatically during the COVID-19 pandemic and is likely to continue growing in the future. Our competitors may respond to industry and economic conditions and shifts in consumer behaviors more rapidly or effectively than we do. To remain competitive, we must be agile and efficient in adopting digital technologies and building analytical capabilities, which our competitors may be able to achieve with more agility and resources.
Changes in consumer preferences and purchases, any decline in the social acceptability of our products, or governmental adoption of policies disadvantageous to beverage alcohol could negatively affect our business results.
We are a branded consumer products company in a highly competitive market, and our success depends substantially on our continued ability to offer consumers appealing, high-quality products. Consumer preferences and purchases may shift, often in unpredictable ways, as a result of a variety of factors, including health and wellness trends; changes in economic conditions, demographic, and social trends; public health policies and initiatives; changes in government regulation of beverage alcohol products; concerns or regulations related to product safety; legalization of cannabis and its use on a more widespread basis within the United States, Canada, or elsewhere; and changes in trends related to travel, leisure, dining, gifting, entertaining, and beverage consumption trends. As a result, consumers may begin to shift their consumption and purchases from our premium and super-premium products, or away from alcoholic beverages entirely. This shift includes consumption at home as a result of various factors, including shifts in social trends, and shifts in the channels for the purchases of our products. These shifts in consumption and purchasing channels could adversely impact our profitability. Consumers also may begin to prefer the products of competitors or may generally reduce their demand for brands produced by larger companies. Over the past several decades, the number of small, local distilleries in the United States has grown significantly. This growth is being driven by a trend of consumers showing increasing interest in locally produced, regionally sourced products. As more brands enter the market, increased competition could negatively affect demand for our premium and super-premium American whiskey brands, including Jack Daniel’s. In addition, we could experience unfavorable business results if we fail to attract consumers from diverse backgrounds and ethnicities in all markets where we sell our products.
Expansion into new product categories by other suppliers, or innovation by new entrants into the market, could increase competition in our product categories. For example, we have observed an increase in diversification by various consumer goods companies such as the entrance of both traditional beer and soft drink companies into the ready-to-drink market and the entrance of both beer and spirits companies into the cannabis market – expanding the potential for competition in the spirits market from various sectors of the consumer goods industry. Increased competition may, among other things, negatively impact our ability to maintain or gain market share; increase pricing pressure, which inhibits our ability to adequately respond to inflationary changes in commodities used in making our products; require increases in marketing and promotional activities; and negatively impact the market for our premium and super-premium products. To continue to succeed, we must anticipate or react effectively to shifts in demographics, our competition, consumer behavior, consumer preferences, drinking tastes, and drinking occasions.
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
We believe that new products, line extensions, label and bottle changes, product reformulations, and similar product innovations by both our competitors and us will increase competition in our industry. Product innovation, particularly for our core brands, is a significant element of our growth strategy; however, there can be no assurance that we will continue to develop and implement successful line extensions, packaging, formulation or flavor changes, or new products.
Unsuccessful implementation or short-lived popularity of our product innovations could result in inventory write-offs and other costs, could reduce profits from one year to the next, and could also damage consumers' perception of our brands. Our inability to attract consumers to our product innovations relative to our competitors' products – especially over time – could negatively affect our growth, business, and financial results.
Production facility disruption could adversely affect our business.
Some of our largest brands, including Jack Daniel's and our tequilas, are distilled at single locations. A catastrophic event causing physical damage, disruption, or failure at any one of our major distillation or bottling facilities, including facilities that support the production of our premium brands such as Woodford Reserve and Old Forester, could adversely affect our business. Further, because whiskeys, rums and some tequilas are aged for various periods, we maintain a substantial inventory of aged and maturing products in warehouses at a number of different sites. The loss of a substantial amount of aged inventory – through fire, other natural or man-made disaster, contamination, or otherwise – could significantly reduce the supply of the affected product or products. These and other supply (or supply chain) disruptions could prevent us from meeting consumer demand for the affected products in the short and medium term. In addition to catastrophic events identified above, supply disruptions could include the temporary inability to make our products at normal levels or at all. We could also experience disruptions if our suppliers are unable to deliver supplies. Our business continuity plans may not prevent business disruption, and reconstruction of any damaged facilities could require a significant amount of time and resources.
The inherent uncertainty in supply/demand forecasting could adversely affect our business, particularly with respect to our aged products.
There is an inherent risk of forecasting imprecision in determining the quantity of aged and maturing products to produce and hold in inventory in a given year for future sale. The forecasting strategies we use to balance product supply with fluctuations in consumer demand may not be effective for particular years or products. For example, in addition to our American and Irish whiskeys, rums, and some tequilas, which are aged for various periods, our Scotch whisky brands require long-term maturation – an average of 12 years with limited releases of 30 years or more – making forecasts of demand for such products in future periods subject to significant uncertainty. Our tequila supply also depends on the growth cycle of agave plants, which take approximately seven years to reach full maturity, requiring us to make forecasts of demand for our tequilas over a long-time horizon to determine in advance how much agave to plant or otherwise source. Factors that affect our ability to forecast accurately include changes in business strategy, market demand, consumer preferences, macroeconomic conditions, introductions of competing products, and other changes in market conditions. Additionally, our supply of aged products can deviate from expectations due to changes in forecasted maturation loss. Such forecasting errors could lead to our inability to meet the objectives of our business strategy, failure to meet future demand, or a future surplus of inventory and consequent write-down in value of such inventory. A failure to accurately forecast demand for our products or efficiently manage inventory, could have a material adverse effect on our business and financial results. Further, we cannot be certain that we will be successful in using various levers, such as pricing changes, to create the desired balance of available supply and consumer demand for particular years or products. As a consequence, we may be unable to meet consumer demand for the affected products for a period of time. Furthermore, not having our products in the market consistently may adversely affect our brand equity and future sales.
Higher costs or unavailability of water, raw materials, product ingredients, or labor could adversely affect our financial results.
Our products use materials and ingredients that we purchase from suppliers. Our ability to make and sell our products depends on the availability of the raw materials, product ingredients, finished products, wood, glass and PET bottles, cans, bottle closures, packaging, and other materials used to produce and package them. Without sufficient quantities of one or more key materials, our business and financial results could suffer. For instance, only a few glass producers make bottles on a scale sufficient for our requirements, and a single producer supplied most of our glass requirements. During the COVID-19 pandemic, as a result of global supply chain challenges, our primary glass provider could not produce sufficient quantities to meet our needs, which increased our cost to produce and supply some of our products and adversely affected our financial results. In response to these events, we took action to diversify suppliers of our raw materials, including glass. While our glass supply has stabilized and we continue to see improvements in supply chain logistics and transportation, our route-to-market costs and lead times continue to be impacted. We project that some logistics and transport constraints may persist through the remainder of calendar 2023. Similar new supply chain challenges may occur in the future, making it difficult and more expensive to produce and deliver our products. For example, if we were to experience a disruption in the supply of American white oak logs or steel to produce the new charred oak barrels in which we age our whiskeys, our production capabilities could be compromised. If any of our key suppliers were no longer able to meet our timing, quality, or capacity requirements, ceased doing business with us, or significantly raised prices, and we could not promptly develop alternative cost-effective sources of supply or production, our operations and financial results could suffer.
Higher costs or insufficient availability of suitable grain, agave, water, grapes, molasses (for rum production), wood, glass, closures, and other input materials, or higher associated labor costs or insufficient availability of labor, may adversely affect our financial results. Similarly, when energy costs rise, our transportation, freight, and other operating costs, such as distilling and bottling expenses, also may increase. Our freight cost and the timely delivery of our products could be adversely affected by a number of factors, including driver or equipment shortages, higher fuel costs, weather conditions, traffic congestion, shipment container availability, rail shut down, increased government regulation, and other matters that could reduce the profitability of our operations. Our financial results may be adversely affected if we cannot pass along energy, freight, or other input cost increases through higher prices to our customers without reducing demand or sales. For example, during the recent COVID-19 pandemic and subsequent economic recovery, we experienced supply chain disruptions in connection with the availability of timely modes of transportation to ship our products globally, which resulted in higher costs and delays in supplying some of our products.
International or domestic geopolitical or other events, including the imposition of any tariffs or quotas by governmental authorities on any raw materials that we use in the production of our products, could adversely affect the supply and cost of these raw materials to us. For example, the global economy has been negatively impacted by Russia’s invasion of Ukraine. Global grain and energy markets have become increasingly volatile as sanctions have been imposed on Russia by other countries, including the United States and the European Union, in response to the invasion. We suspended our operations in Russia, and it is not clear if, or when, we will resume doing business in Russia. While we do not currently expect our production operations to be directly impacted by the conflict, changes in global grain and commodity pricing and availability may impact the markets in which we operate. If we cannot offset higher raw material costs with higher selling prices, increased sales volume, or reductions in other costs, our profitability could be adversely affected.
Weather, the effects of climate change, fires, diseases, and other agricultural uncertainties that affect the health, yield, quality, or price of the various raw materials used in our products also present risks for our business, including in some cases potential impairment in the recorded value of our inventory. Climate change could also affect the maturation and yield of our aged inventory over time. Changes in weather patterns or intensity can disrupt our supply chain as well, which may affect production operations, insurance costs and coverage, and the timely delivery of our products.
Water is an essential component of our products, so the quality and quantity of available water is important to our ability to operate our business. If extended droughts become more common or severe, or if our water supply were interrupted for other reasons, high-quality water could become scarce in some key production regions for our products,which in turn could adversely affect our business and financial results.
We might not succeed in our strategies for investments, acquisitions, dispositions, and other strategic transactions.
From time to time, we acquire or invest in additional brands or businesses. We expect to continue to seek acquisition and investment opportunities that we believe will increase long-term stockholder value, but we may not be able to find investment opportunities, or purchase brands or businesses, at acceptable prices and terms. Acquisitions and investments involve risks and uncertainties, including paying more than a brand or business is ultimately determined to be worth; potential difficulties integrating acquired brands and personnel; the possible loss of key customers or employees most knowledgeable about the acquired business; implementing and maintaining consistent U.S. public company standards, controls, procedures, policies, and information systems; exposure to unknown liabilities; business disruption; and management distraction or departure. We could incur future restructuring charges or record impairment losses on the value of goodwill or other intangible assets resulting from previous acquisitions, which may also negatively affect our financial results.

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
Our business, operations, cash flows, and financial results have been impacted and could be impacted in the future by health epidemics, pandemics, and similar outbreaks, such as the COVID-19 pandemic. Any future epidemic, pandemic, or other outbreak could cause negative impacts, such as (a) a global or U.S. recession or other economic crisis; (b) credit and capital markets volatility (and access to these markets, including by our suppliers and customers); (c) volatility in demand for our products; (d) changes in accessibility to our products due to illness, quarantines, “stay at home” orders, travel restrictions, retail, restaurant, bar, and hotel closures, social distancing requirements, and other government action; (e) changes in consumer behavior and preferences; and (f) disruptions in raw material supply, our manufacturing operations, or in our distribution and supply chain. In addition, we may incur increased costs and otherwise be negatively affected if a significant portion of our workforce (or the workforces within our distribution or supply chain) cannot work or work effectively, including because of illness, quarantines, “stay at home” orders, social distancing requirements, other government action, facility closures, or other restrictions. Accordingly, a future widespread health epidemic or pandemic could materially and adversely affect our business, our operations, our cash flows, and our financial results.
Unfavorable economic conditions could negatively affect our operations and results.
Unfavorable global or regional economic conditions may be triggered by numerous developments beyond our control, including geopolitical events, health crises, and other events that trigger economic volatility on a global or regional basis. Those types of unfavorable economic conditions could adversely affect our business and financial results. In particular, a significant deterioration in economic conditions, including economic slowdowns or recessions, increased unemployment levels, inflationary pressures or disruptions to credit and capital markets, could lead to decreased consumer confidence in certain countries and consumer spending more generally, thus reducing consumer demand for our products. For example, since 2021, the United States and European Union have experienced a rapid increase in inflation levels. Such heightened inflationary levels may negatively impact consumer disposable income and discretionary spending and, in turn, reduce consumer demand for our premium products and increase our costs. Unfavorable economic conditions could also cause governments to increase taxes on beverage alcohol to attempt to raise revenue, reducing consumers' willingness to make discretionary purchases of beverage alcohol products or pay for premium brands such as ours.
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
The success of our brands depends on the positive image that consumers have of them. We could decide to or be required to recall products due to suspected or confirmed product contamination, product tampering, spoilage, regulatory non-compliance, food safety issues, or other quality issues. Any of these events could adversely affect our financial results. Actual contamination, whether deliberate or accidental, could lead to inferior product quality and even illness, injury, or death of consumers, potential liability claims, and material loss. Should a product recall become necessary, or we voluntarily recall a product in the event of contamination, damage, or other quality issue, sales of the affected product or our broader portfolio of brands could be adversely affected. A significant product liability judgment or widespread product recall may negatively impact sales and our business and financial results. Even if a product liability claim is unsuccessful or is not fully pursued, resulting negative publicity could adversely affect our reputation with existing and potential customers and our corporate and brand image.

Negative publicity could affect our business performance.
Unfavorable publicity, whether accurate or not, related to our industry or to us or our products, brands, marketing, executive leadership, employees, Board of Directors, family stockholders, operations, current or anticipated business performance, or environmental or social efforts could negatively affect our corporate reputation, stock price, ability to attract and retain high-quality talent, or the performance of our brands and business. Adverse publicity or negative commentary on social media, whether accurate or not, particularly any that go “viral,” could cause consumers or other stakeholders to react by disparaging or avoiding our brands or company, which could materially negatively affect our financial results. Additionally, investor advocacy groups, institutional investors, other market participants, stockholders, employees, consumers, customers, influencers, and policymakers have focused increasingly on the environmental, social, and governance (“ESG”) or “sustainability” positions and practices of companies. If our ESG positions or practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, our corporate reputation, stock price, ability to attract and retain high-quality talent, and the performance of our brands and business may be negatively affected. Stakeholders and others who disagree with our company's actions, positions, or statements may speak negatively or advocate against the company, with the potential to harm our reputation or business through negative publicity, adverse government treatment, or other means.
Our failure to attract or retain key talent could adversely affect our business.
Our success depends on the efforts and abilities of our senior management team, other key employees, and our high-quality employee base, as well as our ability to attract, motivate, reward, develop, and retain them. Difficulties in hiring or retaining key executive or other employee talent, or the unexpected loss of experienced employees resulting in the depletion of our institutional knowledge base, could have an adverse impact on our business performance, reputation, financial condition, or results of operations. Given changing demographics, immigration laws and policies, remote working trends, and demand for talent globally, we may not be able to find the people with the right skills, at the right time, and in the right location, to achieve our business objectives.
Risks Related to Our Global Operations
Our global business is subject to commercial, political, and financial risks.
Our products are sold in more than 170 countries; accordingly, we are subject to risks associated with doing business globally, including commercial, political, and financial risks. In addition, we are subject to potential business disruption caused by military conflicts; potentially unstable governments or legal systems; social, racial, civil, or political upheaval or unrest; local labor policies and conditions; possible expropriation, nationalization, or confiscation of assets; problems with repatriation of foreign earnings; economic or trade sanctions; closure of markets to imports; anti-American sentiment; terrorism, kidnapping, extortion, or other types of violence in or outside the United States; and health crises. Violent crime is increasing in markets around the globe, including the United States. If a violent event should occur at one of our sites, it could disrupt business operations, impair brand reputation, increase insurance and security expenses, and adversely affect the price of our stock.
Additionally, we may be subject to tariffs imposed on our products by other countries, such as the tariffs imposed in 2018 following the United States tariffs on steel and aluminum. In response to these U.S. tariffs, a number of countries imposed retaliatory tariffs on U.S. imports, including on American whiskey products, which negatively affected our business until they were removed in late fiscal 2022 and early fiscal 2023. The imposition of tariffs, custom duties, or other restrictions or barriers on imports and exports, or the deterioration of economic relations between the United States and other countries could increase the cost of our products and, to the extent that we absorb the costs of tariffs, result in higher cost of goods sold and lower gross profit and margins. They could also limit the availability of our products and prompt consumers to seek alternative products. Our success will depend, in part, on our ability to overcome the challenges we encounter with respect to these risks and other factors affecting U.S. export companies with a global business.
A failure to comply with anti-corruption laws, trade sanctions and restrictions, or similar laws or regulations may have a material adverse effect on our business and financial results.
Some of the countries where we do business have a higher risk of corruption than others. While we are committed to doing business in accordance with all applicable laws, including anti-corruption laws and global trade restrictions, we remain subject to the risk that an employee, or one of our many direct or indirect business partners, may take action determined to be in violation of international trade, money laundering, anti-corruption, or other laws, sanctions, or regulations, including the U.S. Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act 2010, or equivalent local laws. Any determination that our operations or activities are not in compliance with applicable laws or regulations, particularly those related to anti-corruption and international economic or trade sanctions, could result in investigations, interruption of business, loss of business partner relationships, suspension or termination of credit agreements, licenses, and permits (our own or those of our partners), imposition of fines, legal or equitable sanctions, negative publicity, and management distraction or departure. Further, our obligation to comply with applicable anti-corruption, economic and trade sanctions, or other laws or regulations, our Code of Conduct, Code of Ethics for Senior Financial Officers, and our other policies could result in higher operating costs, delays, or even competitive disadvantages as compared to competitors based in different parts of the world.
Fluctuations in foreign currency exchange rates relative to the U.S. dollar could have a material adverse effect on our financial results.
The global scope of our business means that foreign currency exchange rate fluctuations relative to the U.S. dollar influence our financial results. In many markets outside the United States, we sell our products and pay for some goods, services, and labor costs primarily in local currencies. Because our foreign currency revenues exceed our foreign currency expense, we have a net exposure to changes in the value of the U.S. dollar relative to those currencies. Over time, our reported financial results will be hurt by a stronger U.S. dollar and will be benefited by a weaker one. We attempt to hedge some of our foreign currency exposure through the use of foreign currency derivatives or other means. However, even in those cases, we do not fully eliminate our foreign currency exposure. For details on how foreign exchange affects our business, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk - Foreign currency exchange rate risk.”
Legal and Regulatory Risks
National and local governments may adopt regulations or undertake investigations that could limit our business activities or increase our costs.
Our business is subject to extensive regulatory requirements regarding production, exportation, importation, marketing and promotion, labeling, distribution, pricing, and trade practices, among others. Changes in laws, regulatory measures, or governmental policies, or the manner in which current ones are interpreted, could subject us to governmental investigations, cause us to incur material additional costs or liabilities, and jeopardize the growth of our business in the affected market. Specifically, governments could prohibit, impose, or increase limitations on advertising and promotional activities, or times or locations where beverage alcohol may be sold or consumed, or adopt other measures that could limit our opportunities to reach consumers or sell our products. Certain countries historically have banned all television, newspaper, magazine, and digital commerce/advertising for beverage alcohol products. Additional regulation of this nature could substantially reduce consumer awareness of our products in the affected markets and make the introduction of new products more challenging.
Additional regulation in the United States and other countries addressing climate change, use of water, and other environmental issues could increase our operating costs. Increasing regulation of CO2 emissions could increase the cost of energy, including fuel, required to operate our facilities or transport and distribute our products, thereby substantially increasing the production, distribution, and supply chain costs associated with our products.
Tax increases and changes in tax rules could adversely affect our financial results.
Our business is sensitive to changes in both direct and indirect taxes. New tax rules, accounting standards or pronouncements, and changes in interpretation of existing rules, standards, or pronouncements could have a material adverse effect on our business and financial results. As a multinational company based in the United States, we are more exposed to the impact of changes in U.S. tax legislation and regulations than most of our major competitors, especially changes that affect the effective corporate income tax rate. In August 2022, the U.S. enacted the Inflation Reduction Act of 2022 (“IRA”) which, among other provisions, implemented a 15% minimum tax on book income of certain large corporations. We continue to evaluate the various provisions of the IRA and currently anticipate that its impact, if any, will not be material to our operating results or cash flows. Additional tax proposals sponsored by the current U.S. presidential administration could lead to U.S. tax changes, including significant increases to the U.S. corporate income tax rate and the minimum tax rate on certain earnings of foreign subsidiaries. While we are unable to predict whether any of these changes will ultimately be enacted, if these or similar proposals are enacted into law, they could negatively impact our effective tax rate and reduce net earnings.
At the global level, potential changes in tax rules or the interpretation of tax rules arising out of the Base Erosion and Profit Shifting project initiated by the Organization for Economic Co-operation and Development (OECD) include increased residual profit allocations to market jurisdictions and the implementation of a global minimum tax rate. On October 8, 2021, the OECD announced an accord endorsing and providing an implementation plan for the two-pillar plan agreed upon by 136 nations. On December 15, 2022, the European Council formally adopted a European Union directive on the implementation of the plan by January 1, 2024. We are evaluating the potential impact of the developments on our consolidated financial statements and related disclosures. The adoption of these or other proposals could have a material adverse impact on our net income and cash flows. Furthermore, changes in the earnings mix or applicable foreign tax laws could also negatively impact our net income and tax flows.

Our business operations are also subject to numerous duties or taxes not based on income, sometimes referred to as “indirect taxes.” These indirect taxes include excise taxes, sales or value-added taxes, property taxes, payroll taxes, import and export duties, and tariffs. Increases in or the imposition of new indirect taxes on our operations or products would increase the cost of our products or materials used to produce our products or, to the extent levied directly on consumers, make our products less affordable, which could negatively affect our financial results by reducing purchases of our products and encouraging consumers to switch to lower-priced or lower-taxed product categories. As governmental entities look for increased sources of revenue, they may increase taxes on beverage alcohol products. In fiscal 2023, we have observed excise tax increases in Türkiye and Romania, and annual increases in France and Australia tied to the consumer price index. Additionally, during fiscal 2023, Australia is considering proposals to change the country’s overall beverage alcohol tax policies.
Our ability to market and sell our products depends heavily on societal attitudes toward drinking and governmental policies that both flow from and affect those attitudes.
Increased social and political attention has been directed at the beverage alcohol industry. For example, there remains continued attention focused largely on public health concerns related to alcohol abuse, including drunk driving, underage drinking, and the negative health impacts of the abuse and misuse of beverage alcohol. While most people who drink alcoholic beverages do so in moderation, it is commonly known and well reported that excessive levels or inappropriate patterns of drinking can lead to increased risk of a range of health conditions and, for certain people, can result in alcohol dependence. Some academics, public health officials, and critics of the alcohol industry in the United States, Europe, and other parts of the world continue to seek governmental measures to make beverage alcohol more expensive, less available, or more difficult to advertise and promote. If future scientific research indicates more widespread serious health risks associated with alcohol consumption – particularly with moderate consumption – or if for any reason the social acceptability of beverage alcohol declines significantly, sales of our products could be adversely affected.
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
As discussed throughout these risk factors, governmental actions around the world are a continuing compliance risk for global companies such as ours. In addition, as a U.S. public company, we are exposed to the risk of securities-related class action suits, particularly following a precipitous drop in the share price of our stock. Adverse developments in major lawsuits concerning these or other matters could result in management distraction and have a material adverse effect on our business.
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
As a company with complex IT systems, we have been a target of cyberattacks and other hacking activities in the past, and we expect to continue to be a target in the future. Increased IT security threats and more sophisticated cybercrimes and cyberattacks, including computer viruses and other malicious codes, ransomware, unauthorized access attempts, denial-of-service attacks, phishing, social engineering, hacking, and other types of attacks, pose a risk to the security and availability of our IT systems, networks, and services, including those that are managed, hosted, provided, or used by third parties, as well as the confidentiality, availability, and integrity of our data and the data of our customers, partners, consumers, employees, stockholders, suppliers, and others. As a result of the COVID-19 pandemic, a greater number of our employees are working remotely and accessing our technology infrastructure remotely, which further increases our attack surface.
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
In the ordinary course of our business, we receive, process, transmit, and store information relating to identifiable individuals (personal data), primarily employees and former employees, but also relating to beneficiaries of employees or former employees, customers, and consumers. As a result, we are subject to various U.S. federal and state and foreign laws and regulations relating to personal data. These laws change frequently, and new legislation in this area may be enacted at any time. Such laws and regulations include the California Consumer Protection Act, the California Privacy Rights Act, which took effect on January 1, 2023, and the European Union General Data Protection Regulation (GDPR). These types of laws and regulations subject us to, among other things, additional costs and expenses and may require costly changes to our business practices and security systems, policies, procedures, and practices. Improper disclosure of personal data in violation of personal data protection laws, including the GDPR, could harm our reputation, cause loss of consumer confidence, subject us to government enforcement actions (including fines), or result in private litigation against us, which could result in loss of revenue, increased costs, liability for monetary damages, fines, or criminal prosecution, all of which could negatively affect our business and operating results.
Risks Related to Our Ownership and Corporate Governance Structure
The Brown family has the ability to control the outcome of matters submitted for stockholder approval.
We are a “controlled company” under New York Stock Exchange rules. Controlled companies are exempt from New York Stock Exchange listing standards that require a board composed of a majority of independent directors, a fully independent nominating/corporate governance committee, and a fully independent compensation committee. We may avail ourselves of the exemption from having a board composed of a majority of independent directors, and we utilize the exemption from having a fully independent nominating/corporate governance committee. Notwithstanding the available exemption, our Compensation Committee is composed exclusively of independent directors. As a result of our use of some “controlled company” exemptions, our corporate governance practices differ from those of non-controlled companies, which are subject to all of the New York Stock Exchange corporate governance requirements.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our company-owned production facilities include distilleries, a winery, bottling plants, an RTD canning plant, warehousing operations, a sawmill, cooperages, visitors' centers, and retail shops. We also have agreements with other parties for contract production in Australia, Belgium, China, Finland, Ireland, Latvia, Mexico, the Netherlands, New Zealand, South Africa, Spain, the United Kingdom, the United States, and Venezuela.
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

Principal Properties
Location	Principal Activities	Notes

United States:
Louisville, Kentucky	Corporate offices	Includes several renovated historic structures
	Distilling, bottling, warehousing	Home of Old Forester
Visitors' center
	Cooperage	Brown-Forman Cooperage
Lynchburg, Tennessee	Distilling, bottling, warehousing	Home of Jack Daniel's
Visitors' center
Woodford County, Kentucky	Distilling, bottling, warehousing	Home of Woodford Reserve
Visitors' center
Windsor, California	Vineyards, winery, bottling, warehousing	Home of Sonoma-Cutrer
Visitors' center
Trinity, Alabama	Cooperage	Jack Daniel Cooperage
Clifton, Tennessee	Stave and heading mill

International:
Cour-Cheverny, France	Distilling, bottling, warehousing	Home of Chambord
Amatitán, Mexico	Distilling, bottling, warehousing, RTD canning	Home of Herradura and el Jimador
Visitors' center
Slane, Ireland	Distilling	Home of Slane Irish Whiskey
Visitors' center
Aberdeenshire, Scotland	Distilling, warehousing	Home of Glendronach
Visitors' center
Morayshire, Scotland	Distilling, warehousing	Home of Benriach
Visitors' center
Newbridge, Scotland	Bottling
Portsoy, Scotland	Distilling, warehousing	Home of Glenglassaugh
Visitors' center
Provincia de Panamá, Panamá	Warehousing, bottling	Home of Diplomático

Item 3. Legal Proceedings
We operate in a litigious environment and we are sued in the normal course of business. We do not anticipate that any pending suits will have, individually or in the aggregate, a material adverse effect on our financial position, results of operations, or liquidity.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our Class A and Class B common stock is traded on the New York Stock Exchange under the symbols “BFA” and “BFB,” respectively. As of May 31, 2023, there were 2,380 holders of record of Class A common stock and 4,566 holders of record of Class B common stock. Because of overlapping ownership between classes, as of May 31, 2023, we had only 4,867 distinct common stockholders of record.
Stock Performance Graph
The graph below compares the cumulative total shareholder return of our Class B common stock for the last five fiscal years with the Standard & Poor's (S&P) 500 Index, the Dow Jones U.S. Consumer Goods Index, the Dow Jones U.S. Food & Beverage Index, and the S&P 500 Consumer Staples (Sector) Index. The information presented assumes an initial investment of $100 on April 30, 2018, and that all dividends were reinvested. The graph shows the value that each of these investments would have had on April 30 in the years since 2018.
We began using the S&P 500 Consumer Staples (Sector) Index as a comparative index in this graph in fiscal 2023 to align with management’s use of this index for evaluating performance and determining certain components of executive compensation The Dow Jones U.S. Consumer Goods Index and the Dow Jones U.S. Food & Beverage Index will not be included in this graph in future filings.

Five-Year Cumulative Total Shareholder Return
Assumes Initial Investment of $100
(as of April 30, 2023; dividends reinvested)

$200
$150
$100
$50
$0
2018
2019
2020
2021
2022
2023
Brown-Forman Corporation
S&P 500 Total Return Index
Dow Jones U.S. Consumer Goods Index
Dow Jones U.S. Food & Beverage Index
S&P 500 Consumer Staples (Sector) Index

	2018	2019	2020	2021	2022	2023
Brown-Forman Corporation	$100	$96	$114	$141	$127	$124
S&P 500 Total Return Index	$100	$113	$114	$167	$167	$172
Dow Jones U.S. Consumer Goods Index	$100	$111	$111	$173	$179	$166
Dow Jones U.S. Food & Beverage Index	$100	$114	$113	$141	$160	$171
S&P 500 Consumer Staples (Sector) Index	$100	$118	$123	$151	$175	$179

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader better understand Brown-Forman, our operations, our financial results, and our current business environment. Please read this MD&A in conjunction with our Consolidated Financial Statements and the accompanying Notes contained in “Item 8. Financial Statements and Supplementary Data” (Consolidated Financial Statements).
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
This adjustment removes (a) the net sales and operating expenses recognized pursuant to the TSA related to the divestiture of Early Times, Canadian Mist, and Collingwood brands and related assets for the non-comparable period, which is activity during the first quarter of fiscal 2022; (b) transaction, transition, and integration costs related to the acquisitions; (c) operating activity for Gin Mare for the non-comparable period, which is activity in the third and fourth quarters of fiscal 2023; and (d) operating activity for Diplomático for the non-comparable period, which is activity in the third and fourth quarters of fiscal 2023. We believe that these adjustments allow for us to understand our organic results on a comparable basis.
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
During the first three quarters of fiscal 2022, we recognized non-cash impairment charges of $9 million for certain fixed assets. During the fourth quarter of fiscal 2022, we recognized a non-cash impairment charge of $52 million for our Finlandia brand name. During the third quarter of fiscal 2023, we recognized an additional non-cash impairment charge of $96 million for the Finlandia brand name. See “Critical Accounting Policies and Estimates” below and Note 14 to the Consolidated Financial Statements for more information. We believe that these adjustments allow for us to understand our organic results on a comparable basis.
We use the non-GAAP measure “organic change”, along with other metrics, to: (a) understand our performance from period to period on a consistent basis; (b) compare our performance to that of our competitors; (c) calculate components of management incentive compensation; (d) plan and forecast; and (e) communicate our financial performance to the Board of Directors, stockholders, and investment community. We provide reconciliations of the “organic change” in certain line items of the statements of operations to their nearest GAAP measures in the tables under “Results of Operations - Fiscal 2023 Highlights” and “Results of Operations - Year-Over-Year Comparisons.” We have consistently applied the adjustments within our reconciliations in arriving at each non-GAAP measure. We believe these non-GAAP measures are useful to readers and investors because they enhance the understanding of our historical financial performance by improving comparability across periods.
“Return on average invested capital.” This measure refers to the sum of net income and after-tax interest expense, divided by average invested capital. Average invested capital equals assets less liabilities, excluding interest-bearing debt, and is calculated using the average of the most recent five quarter-end balances. After-tax interest expense equals interest expense multiplied by one minus our effective tax rate. We use this non-GAAP measure because we consider it to be a meaningful indicator of how effectively and efficiently we invest capital in our business.
In fiscal 2023, we changed the methodology used to determine average invested capital. Previously, average invested capital was computed using the average of the most recent 13 month-end balances. Average invested capital is now calculated using the average of the most recent five quarter-end balances, which are disclosed in the relevant quarterly reports on Form 10-Q and Annual Reports on Form 10-K. Return on average invested capital computed using the new methodology does not materially differ from the total computed using the previous methodology for fiscal 2023. The new methodology was consistently applied to return on average invested capital for each period presented.
Definitions
Aggregations.
From time to time, to explain our results of operations or to highlight trends and uncertainties affecting our business, we aggregate markets according to stage of economic development as defined by the International Monetary Fund (IMF), and we aggregate brands by beverage alcohol category. Below, we define the geographic and brand aggregations used in this report.
Geographic Aggregations.
In “Results of Operations - Fiscal 2023 Market Highlights,” we provide supplemental information for our top markets ranked by percentage of reported net sales. In addition to markets listed by country name, we include the following aggregations:
•“Developed International” markets are “advanced economies” as defined by the IMF, excluding the United States. Our top developed international markets were Germany, Australia, the United Kingdom, France, Canada, and Japan. This aggregation represents our net sales of branded products to these markets.
•“Emerging” markets are “emerging and developing economies” as defined by the IMF. Our top emerging markets were Mexico, Poland, and Brazil. This aggregation represents our net sales of branded products to these markets.
•“Travel Retail” represents our net sales of branded products to global duty-free customers, other travel retail customers, and the U.S. military, regardless of customer location.

•“Non-branded and bulk” includes net sales of used barrels, contract bottling services, and non-branded bulk whiskey and wine, regardless of customer location.
Brand Aggregations.
In “Results of Operations - Fiscal 2023 Brand Highlights,” we provide supplemental information for our top brands ranked by percentage of reported net sales. In addition to brands listed by name, we include the following aggregations outlined below.
Beginning in fiscal 2023, we began presenting “Ready-to-Drink” products as a separate aggregation due to its increased significance in its contribution to our growth in recent years and industry-wide category growth trends. “Whiskey” no longer contains Jack Daniel’s ready-to-drink (RTD) and ready-to-pour (RTP), and “Tequila” no longer includes New Mix. These brands are now included in the “Ready-to-Drink” brand aggregation.
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
•“Jack Daniel’s RTD/RTP” products include all RTD line extensions of Jack Daniel’s, such as Jack Daniel’s & Cola, Jack Daniel’s Country Cocktails, Jack Daniel’s Double Jack, Jack Daniel’s & Coca-Cola RTD, and other malt- and spirit-based Jack Daniel’s RTDs, along with Jack Daniel’s Winter Jack RTP.
•“Jack Daniel’s & Coca-Cola RTD” includes all Jack Daniel’s and Coca-Cola RTD products and Jack Daniel’s bulk whiskey shipments for the production of this product.
•“Tequila” includes the Herradura family of brands (Herradura), el Jimador, and other tequilas.
•“Wine” includes Korbel California Champagnes and Sonoma-Cutrer wines.
•“Vodka” includes Finlandia.
•“Rest of Portfolio” includes Chambord, Gin Mare, Korbel Brandy, Diplomático, and Fords Gin.
•“Non-branded and bulk” includes net sales of used barrels, contract bottling services, and non-branded bulk whiskey and wine.
•“Jack Daniel’s family of brands” includes Jack Daniel’s Tennessee Whiskey (JDTW), JD RTD/RTP, Jack Daniel’s Tennessee Honey (JDTH), Gentleman Jack, Jack Daniel’s Tennessee Fire (JDTF), Jack Daniel’s Tennessee Apple (JDTA), Jack Daniel’s Single Barrel Collection (JDSB), Jack Daniel’s Bonded Tennessee Whiskey, Jack Daniel’s Sinatra Select, Jack Daniel’s Tennessee Rye Whiskey (JDTR), Jack Daniel’s Bottled-in-Bond, Jack Daniel’s Triple Mash Blended Straight Whiskey, Jack Daniel’s No. 27 Gold Tennessee Whiskey, Jack Daniel’s 10 Years Old, and Jack Daniel’s 12 Years Old.
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

Significant Developments
Below we discuss the significant developments in our business during fiscal 2022 and fiscal 2023. These developments relate to Finlandia brand name impairments, tariffs, acquisitions, Russia’s invasion of Ukraine, supply chain disruptions, innovation, and capital deployment.
Finlandia Impairments
During the fourth quarter of fiscal 2022, we recognized a non-cash impairment charge of $52 million for the Finlandia brand name, reflecting a decline in our long-term outlook for Finlandia due to our suspension of operations in Russia, a key market for the brand. During the third quarter of fiscal 2023, we recognized a non-cash impairment charge of $96 million for the Finlandia brand name, largely due to macroeconomic conditions including rising interest rates and increasing costs. See “Critical Accounting Policies and Estimates” below and Note 14 to the Consolidated Financial Statements for more information.
Tariffs
The removal of the European Union and United Kingdom tariffs on American whiskey (tariffs) positively affected our results during fiscal 2023. Tariffs include the combined effect of tariff-related costs, whether arising as a reduction of reported net sales or as an increase in reported cost of sales. We estimate that lower costs associated with tariffs (a) reduced our reported cost of sales growth by approximately four percentage points, and (b) increased gross margin by approximately one and a half percentage points.
Acquisitions
During the third quarter of fiscal 2023, we acquired the Gin Mare brand and the Diplomático brand and related assets. Operating activity for these acquired brands increased reported net sales growth by approximately half a percentage point and decreased reported operating income growth by approximately four percentage points during fiscal 2023. The negative effect on reported operating income was largely driven by transaction expenses of $44 million related to the termination of certain distribution contracts (certain post-closing costs and expenses).
Russia’s Invasion of Ukraine
Due to Russia’s invasion of Ukraine in February 2022, reported net sales were negatively affected by the suspension of our commercial operations in Russia and our diminished ability to conduct business in Ukraine.
Supply Chain Disruptions
Supply chain disruptions continued to affect our business during fiscal 2023. Our glass supply position improved, while global logistics and transportation challenges constrained product movement and increased transportation costs.
We further discuss the effects of these developments on our results where relevant below.
Innovation
•Jack Daniel’s family of brands. Innovation within the Jack Daniel’s family of brands has contributed to our growth in the last two fiscal years as described below.
◦In fiscal 2022 and fiscal 2023, we continued the international launch of Jack Daniel’s Tennessee Apple, expanding to certain developed international and emerging markets.
◦In fiscal 2022, we launched Jack Daniel’s 10 Year Old in the United States.
◦In fiscal 2023, we announced our global relationship with The Coca-Cola Company to introduce the Jack Daniel's & Coca-Cola RTD to select markets around the world. We discuss the impact of this product launch on our fiscal 2023 results where relevant below.
◦In fiscal 2023, we launched Jack Daniel’s Bonded Tennessee Whiskey and Jack Daniel’s Triple Mash Blended Straight Whiskey in the United States and certain developed international and emerging markets.
◦In fiscal 2023, we launched Jack Daniel’s 12 Year Old in the United States.
◦In fiscal 2023, we launched Jack Daniel's Tennessee Travelers Whiskey in Travel Retail.

Capital Deployment
We have focused our capital deployment initiatives on (a) fully investing in our existing business, (b) continued execution of our acquisitions and divestitures strategy, and (c) returning cash to our stockholders through regular and special dividends.
•Investments. During fiscal 2022 and fiscal 2023, our capital expenditures totaled $321 million and focused on enabling the growth of our premium whiskey and tequila brands:
◦During fiscal 2021, our Board of Directors approved a $125 million capital investment to expand our bourbon-making capacity in Kentucky. We expect to complete this project in fiscal 2024.
◦During fiscal 2022, our Board of Directors approved a $50 million capital investment to expand our scotch-making capacity in Scotland. We also built an additional barrel warehouse at our GlenDronach distillery during fiscal 2023 to support the continued growth of GlenDronach.
◦During fiscal 2023, our Board of Directors approved an $85 million capital investment to expand our JDTW capacity in Tennessee. We also built three additional barrel warehouses at our Jack Daniel’s distillery during fiscal 2022 and fiscal 2023 to support the continued growth of JDTW.
◦We recently announced a $200 million capital investment to expand our tequila-making capacity in Mexico.
•Acquisitions and divestitures. During fiscal 2023, we acquired the Gin Mare brand and the Diplomático brand and related assets. See Note 12 to the Consolidated Financial Statements for more information.
•Cash returned to stockholders. During fiscal 2022 and fiscal 2023, we returned $1.2 billion to our stockholders through regular and special dividends.

Executive Summary
Fiscal 2023 Highlights
•We delivered reported net sales of $4.2 billion, an increase of 8% compared to fiscal 2022. Reported net sales growth was driven by higher volumes and favorable price/mix, partially offset by the negative effect of foreign exchange. Organic net sales increased 10% compared to fiscal 2022.
◦From a brand perspective, reported net sales growth was driven by premium bourbons, Ready-to-Drinks, our tequilas, and JDTW.
◦From a geographic perspective, emerging markets, the United States, developed international markets, and the Travel Retail channel all contributed significantly to reported net sales growth.
•We delivered reported operating income of $1.1 billion, a decrease of 6% compared to fiscal 2022, reflecting lower gross margin, higher non-cash impairment charges (largely related to the Finlandia brand name), and higher operating expenses (including certain post-closing costs and expenses in connection with the acquisitions of Diplomático and Gin Mare). Organic operating income increased 8% compared to fiscal 2022.
•We delivered diluted earnings per share of $1.63, a decrease of 7% compared to fiscal 2022, due to the decrease in reported operating income, partially offset by the benefit of a lower effective tax rate.
•Our return on average invested capital decreased to 15.3% in fiscal 2023, compared to 17.6% in fiscal 2022. This decrease was driven by higher invested capital and lower reported operating income, partially offset by the benefit of a lower effective tax rate.

Summary of Operating Performance Fiscal 2022 and Fiscal 2023

			2022 vs. 2023
Fiscal year ended April 30	2022	2023	Reported Change		Organic Change[1]

Net sales	$3,933	$4,228	8%		10%
Cost of sales	$1,542	$1,734	12%		13%
Gross profit	$2,391	$2,494	4%		9%
Advertising	$438	$506	15%		18%
SG&A	$690	$742	8%		9%
Other expense (income), net	$59	$119	nm4		nm4
Operating income	$1,204	$1,127	(6%)		8%

Total operating expenses[2]	$1,187	$1,367	15%		11%

As a percentage of net sales[3]
Gross profit	60.8%	59.0%	(1.8	pp)
Operating income	30.6%	26.7%	(3.9	pp)

Interest expense, net	$77	$81	6%
Effective tax rate	24.8%	23.0%	(1.8	pp)
Diluted earnings per share	$1.74	$1.63	(7%)
Return on average invested capital[1]	17.6%	15.3%	(2.3	pp)

1See “Non-GAAP Financial Measures” above for details on our use of “organic change” and “return on average invested capital,” including how we calculate these measures and why we think this information is useful to readers.
2Operating expenses include advertising expense, SG&A expense, and other expense (income), net.
3Year-over-year changes in percentages are reported in percentage points (pp).
4Percentage change is not meaningful.

Results of Operations
Fiscal 2023 Market Highlights
The following table shows net sales results for our top markets, summarized by geographic area, for fiscal 2023 compared to fiscal 2022. We discuss results of the markets most affecting our performance below the table.

Top Markets
		Net Sales % Change vs. 2022
Geographic area[1]	% of Fiscal 2023 Net Sales	Reported	Acquisitions and Divestitures	Foreign Exchange	Organic[2]
United States	47%	3%	—%	—%	3%
Developed International	28%	4%	(1%)	7%	10%
Germany	6%	5%	(1%)	8%	12%
Australia	5%	1%	—%	5%	6%
United Kingdom	5%	(5%)	—%	7%	1%
France	3%	(18%)	—%	6%	(13%)
Canada	1%	22%	—%	5%	27%
Japan	1%	28%	—%	18%	45%
Rest of Developed International	7%	21%	(5%)	10%	26%
Emerging	20%	18%	—%	6%	24%
Mexico	6%	37%	—%	(7%)	30%
Poland	3%	(1%)	—%	14%	13%
Brazil	2%	45%	—%	2%	48%
Rest of Emerging	9%	9%	—%	11%	20%
Travel Retail	3%	41%	(2%)	4%	43%
Non-branded and bulk	2%	44%	8%	1%	53%
Total	100%	8%	—%	3%	10%
Note: Results may differ due to rounding

1See “Definitions” above for definitions of market aggregations presented here.
2See “Non-GAAP Financial Measures” above for details on our use of “organic change” in net sales, including how we calculate this measure and why we believe this information is useful to readers.

The United States, our most important market, grew reported net sales 3% driven by (a) higher volumes of Woodford Reserve, partially reflecting an estimated net increase in distributor inventories; (b) higher prices across our portfolio, led by the Jack Daniel’s family of brands; and (c) growth of JD RTDs, fueled by the launch of the Jack Daniel’s & Coca-Cola RTD. This growth was partially offset by lower volumes of JDTW and Korbel California Champagne, largely driven by an estimated net decrease in distributor inventories.
Developed International
•Germany’s reported net sales increased 5% driven by (a) volumetric gains of JDTW and JD RTDs, and (b) Diplomático and Gin Mare, which were both acquired during the third quarter of fiscal 2023, partially offset by the negative effect of foreign exchange.
•Australia’s reported net sales increased 1% led by growth of JD RTDs, partially offset by the negative effect of foreign exchange.
•The United Kingdom’s reported net sales declined 5% due to the negative effect of foreign exchange, partially offset by higher prices of JDTW.
•France’s reported net sales declined 18% due to lower volumes of JDTW and JDTH, driven by whiskey category declines and higher promotional pricing along with the negative effect of foreign exchange.

•Canada’s reported net sales increased 22%, led by higher JDTW volumes, partially due to an estimated net increase in distributor inventories. This growth was partially offset by the negative effect of foreign exchange.
•Japan’s reported net sales increased 28%, fueled by volumetric growth of JDTW, partially reflecting an estimated net increase in distributor inventories. This growth was partially offset by the negative effect of foreign exchange.
•Reported net sales in the Rest of Developed International increased 21%, primarily driven by (a) JDTW gains, led by Belgium, Spain, and Italy, and (b) Gin Mare and Diplomático, which were both acquired during the third quarter of fiscal 2023; partially offset by the negative effect of foreign exchange. An estimated net increase in distributor inventories positively impacted reported net sales.
Emerging
•Mexico’s reported net sales increased 37%, fueled by higher volumes and prices of New Mix, which gained market share in the RTD category, along with the positive effect of foreign exchange.
•Poland’s reported net sales declined 1% due to the negative effect of foreign exchange, partially offset by growth across our portfolio led by JDTW.
•Brazil’s reported net sales increased 45%, driven by growth of JDTW, JDTH, and JDTA. An estimated net increase in distributor inventories positively impacted reported net sales.
•Reported net sales in the Rest of Emerging increased 9%, led by JDTW growth in the United Arab Emirates, Türkiye, and Sub-Saharan Africa, largely offset by declines in Russia and the negative effect of foreign exchange (reflecting the strengthening of the dollar primarily against the Turkish lira). An estimated net increase in distributor inventories positively impacted reported net sales.
Travel Retail reported net sales increased 41%, driven primarily by higher volumes across much of our portfolio, led by JDTW, as travel continued to rebound from the COVID-19-related travel restrictions.
Non-branded and bulk reported net sales increased 44%, driven by higher prices for used barrels.

Fiscal 2023 Brand Highlights
The following table highlights the global results of our top brands for fiscal 2023 compared to fiscal 2022. We discuss results of the brands most affecting our performance below the table.

Top Brands
	Net Sales % Change vs. 2022
Product category / brand family / brand[1]	Reported	Acquisitions & Divestitures	Foreign Exchange	Organic[2]
Whiskey	6%	—%	4%	10%
JDTW	3%	—%	5%	8%
JDTH	—%	—%	3%	3%
Gentleman Jack	10%	—%	4%	14%
JDTF	—%	—%	6%	7%
JDTA	(7%)	—%	6%	(1%)
Woodford Reserve	26%	—%	1%	27%
Old Forester	14%	—%	—%	14%
Rest of Whiskey	10%	—%	5%	15%
Ready-to-Drink	18%	—%	2%	20%
JD RTD/RTP	11%	—%	4%	16%
New Mix	53%	—%	(8%)	45%
Tequila	10%	—%	(1%)	10%
Herradura	11%	—%	(1%)	10%
el Jimador	13%	—%	1%	14%
Wine	(6%)	—%	—%	(6%)
Vodka (Finlandia)	(9%)	—%	9%	—%
Rest of Portfolio	35%	(34%)	6%	7%
Non-branded and bulk	44%	8%	1%	53%
Note: Results may differ due to rounding

1See “Definitions” above for definitions of brand aggregations presented here.
2See “Non-GAAP Financial Measures” above for details on our use of “organic change” in net sales, including how we calculate this measure and why we believe this information is useful to readers.

Whiskey
•JDTW generates a significant percentage of our total net sales and is our top priority. Reported net sales increased 3%, driven by (a) higher volumes in developed international markets and emerging markets, partially reflecting an estimated net increase in distributor inventories; and (b) higher prices. This growth was partially offset by lower volumes in the United States, largely due to an estimated net decrease in distributor inventories, and the negative effect of foreign exchange.
•Reported net sales for JDTH were flat, as growth in the United States (reflecting an estimated net increase in distributor inventories) and Brazil was offset by (a) the negative effect of foreign exchange and (b) lower volumes in Chile (due to an estimated net decrease in distributor inventories) and France.
•Reported net sales for Gentleman Jack increased 10%, led by growth in emerging markets, partially offset by the negative effect of foreign exchange.
•Reported net sales for JDTF were flat as higher volumes and prices in the United States were offset by the negative effect of foreign exchange.
•Reported net sales for JDTA declined 7%, largely reflecting a net decrease in distributor inventory along with the negative effect of foreign exchange, partially offset by higher prices.

•Woodford Reserve reported net sales increased 26%, driven by higher volumes in the United States, partially due to an estimated net increase in distributor inventories.
•Old Forester reported net sales increased 14%, driven by higher volumes and prices in the United States.
•Reported net sales for Rest of Whiskey increased 10%, led by the continued launch of Jack Daniel’s Bonded Tennessee Whiskey in the United States and higher volumes of GlenDronach, partially offset by the negative effect of foreign exchange.
Ready-to-Drink
•The JD RTD/RTP brands reported net sales grew 11%, driven by growth in the United States, Germany, and Australia, partially offset by the negative effect of foreign exchange. The United States growth was fueled by the launch of the Jack Daniel’s & Coca-Cola RTD.
•New Mix grew reported net sales 53% fueled by higher volumes and prices in Mexico with market share gains.
Tequila
•Herradura reported net sales increased 11% driven by higher prices and volumes in Mexico along with volumetric growth in the United States, partially due to an estimated net increase in distributor inventories.
•el Jimador’s reported net sales increased 13% driven by broad-based growth across all geographic clusters, led by the United States and emerging markets.
Wine reported net sales declined 6% due to lower volumes of Korbel California Champagne, partially due to an estimated net decrease in distributor inventories. These declines were partially offset by Sonoma-Cutrer gains and higher prices of Korbel California Champagne in the United States.
Vodka (Finlandia) reported net sales declined 9% reflecting the impact of the suspension of our commercial operations in Russia and the negative effect of foreign exchange. These declines were partially offset by growth across other international markets.
Rest of Portfolio reported net sales increased 35% driven by Gin Mare and Diplomático which were both acquired during the third quarter of fiscal 2023.
Non-branded and bulk reported net sales increased 44% driven by higher prices for used barrels.

Year-Over-Year Comparisons
Commentary below compares fiscal 2023 to fiscal 2022 results. A comparison of fiscal 2022 to fiscal 2021 results may be found in “Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2022 (2022 Form 10-K).

Net Sales
	2023
Percentage change versus the prior fiscal year ended April 30	Volume	Price/mix	Total
Change in reported net sales	8%	—%	8%
Foreign exchange	—%	3%	3%
Change in organic net sales	8%	3%	10%
Note: Results may differ due to rounding

Reported net sales of $4.2 billion increased 8%, or $295 million, in fiscal 2023 compared to fiscal 2022 driven by higher volumes of New Mix, JD RTDs, and JDTW. Price/mix reflects higher prices across much of our portfolio, led by JDTW, offset by the negative effect of foreign exchange and a portfolio mix shift toward our lower-priced brands. See “Results of Operations - Fiscal 2023 Market Highlights” and “Results of Operations - Fiscal 2023 Brand Highlights” above for details on the factors contributing to the change in reported net sales for fiscal 2023.

Cost of Sales
	2023
Percentage change versus the prior fiscal year ended April 30	Volume	Cost/mix	Total
Change in reported cost of sales	8%	4%	12%
Foreign exchange	—%	1%	1%
Change in organic cost of sales	8%	5%	13%
Note: Results may differ due to rounding
Reported cost of sales of $1.7 billion increased $192 million, or 12%, in fiscal 2023 compared to fiscal 2022 largely driven by higher volumes of New Mix, JD RTDs, and JDTW. Cost/mix reflects inflation on input costs and supply chain disruptions. These factors were partially offset by the removal of tariffs and a shift in portfolio mix toward our lower-cost brands.

Gross Profit
Percentage change versus the prior fiscal year ended April 30	2023
Change in reported gross profit	4%
Acquisitions and divestitures	(1%)
Foreign exchange	5%
Change in organic gross profit	9%
Note: Results may differ due to rounding

Gross Margin
Fiscal year ended April 30	2023
Prior year gross margin	60.8%
Price/mix	1.8%
Cost (excluding tariffs)	(4.1%)
Tariffs[1]	1.4%
Foreign exchange	(1.0%)
Change in gross margin	(1.8%)
Current year gross margin	59.0%
Note: Results may differ due to rounding

[1]“Tariffs” include the combined effect of tariff-related costs, whether arising as a reduction of reported net sales or as an increase in reported cost of sales.
Reported gross profit of $2.5 billion increased $103 million, or 4%, in fiscal 2023 compared to fiscal 2022. Gross margin decreased to 59.0% in fiscal 2023, down 1.8 percentage points from 60.8% in fiscal 2022. The decrease in gross margin was driven by (a) inflation on input costs, (b) higher cost related to supply chain disruptions, and (c) the negative effect of foreign exchange, partially offset by favorable price/mix and the removal of tariffs.

Operating Expenses
Percentage change versus the prior fiscal year ended April 30
2023	Reported	Acquisitions & Divestitures	Impairment	Foreign Exchange	Organic
Advertising	15%	(1%)	—%	4%	18%
SG&A	8%	(2%)	—%	3%	9%
Total operating expenses[1]	15%	(5%)	(3%)	3%	11%
Note: Results may differ due to rounding

1Operating expenses include advertising expense, SG&A expense, and other expense (income), net.
Reported operating expenses totaled $1.4 billion and increased $180 million, or 15%, in fiscal 2023 compared to fiscal 2022. The increase in reported operating expenses was driven by (a) higher reported advertising expense; (b) higher reported SG&A expense; (c) certain post-closing costs and expenses in connection with the acquisitions of Diplomático and Gin Mare; and (d) higher non-cash impairment charges, largely related to the Finlandia brand name, partially offset by the positive effect of foreign exchange.
•Reported advertising expenses increased 15% in fiscal 2023, driven by (a) increased investment for JDTW and Herradura, primarily in the United States; and (b) the launch of Jack Daniel’s Bonded Tennessee Whiskey and the Jack Daniel’s & Coca-Cola RTD in the United States. This increase was partially offset by the positive effect of foreign exchange.
•Reported SG&A expenses increased 8% in fiscal 2023, driven primarily by (a) higher compensation-related expenses, (b) higher discretionary spend, and (c) costs related to the transaction, transition, and integration of the Gin Mare and Diplomático brands, which were acquired during the third quarter of fiscal 2023, partially offset by the positive effect of foreign exchange.

Operating Income
Percentage change versus the prior fiscal year ended April 30	2023
Change in reported operating income	(6%)
Acquisitions and divestitures	4%
Impairment charges	3%
Foreign exchange	7%
Change in organic operating income	8%
Note: Results may differ due to rounding
Reported operating income was $1.1 billion in fiscal 2023, a decrease of $77 million, or 6%, compared to fiscal 2022. Operating margin declined 3.9 percentage points to 26.7% in fiscal 2023 from 30.6% in fiscal 2022 driven by (a) unfavorable cost/mix; (b) certain post-closing costs and expenses in connection with the acquisitions of Diplomático and Gin Mare; (c) the negative effect of foreign exchange; (d) higher investment in reported advertising expense; and (e) higher non-cash impairment charges, largely related to the Finlandia brand name. This decline was partially offset by favorable price/mix and the removal of tariffs.
Interest expense (net) increased $4 million, or 6%, in fiscal 2023 compared to fiscal 2022, due to a higher average short-term debt balance and a higher interest rate on our short-term borrowings.
Our effective tax rate for fiscal 2023 was 23.0% compared to 24.8% in fiscal 2022. The decrease in our effective tax rate was driven primarily by the reversal of valuation allowances in the current year, the beneficial impact of prior fiscal year true-ups, and increased U.S. tax benefit for foreign derived sales, which is partially offset by increased tax on foreign operations and increased state taxes. See Note 11 to the Consolidated Financial Statements for details.
Diluted earnings per share were $1.63 in fiscal 2023, a decrease of 7% compared to fiscal 2022, due to the decrease in reported operating income, partially offset by the benefit of a lower effective tax rate.

Fiscal 2024 Outlook
Below we discuss our outlook for fiscal 2024, which reflects the trends, developments, and uncertainties (including those described above) that we expect to affect our business. When we provide guidance for organic change in certain measures of the statements of operations we do not provide guidance for the corresponding GAAP change, as the GAAP measure will include items that are difficult to quantify or predict with reasonable certainty, such as foreign exchange, which could have a significant impact to our GAAP income statement measures.
We are optimistic about our prospects for growth of organic net sales and organic operating income in fiscal 2024. We believe trends will normalize after two consecutive years of double-digit organic net sales growth. Accordingly, we expect the following in fiscal 2024:
•Reflecting the strength of our portfolio of brands, our pricing strategy, and strong consumer demand, we expect organic net sales growth in the 5% to 7% range.
•Based on the above organic net sales growth outlook, and our expectation that continued input cost pressures will be partially offset by lower supply chain disruption costs, we anticipate organic operating income growth in the 6% to 8% range.
•We expect our fiscal 2024 effective tax rate to be in the range of approximately 21% to 23%.
•Capital expenditures are planned to be in the range of $250 to $270 million.
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
Our operating cash flows are supplemented by cash and cash equivalent balances, as well as access to other liquidity sources. Cash and cash equivalents were $868 million at April 30, 2022, and $374 million at April 30, 2023. As of April 30, 2023, approximately 52% of our cash and cash equivalents were held by our foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We continue to evaluate our future cash deployment and may decide to repatriate additional cash held by our foreign subsidiaries. This may require us to provide for and pay additional taxes.
We have an $800 million commercial paper program that we use, together with our cash flow from operations, to fund our short-term operational needs. See Note 6 to the Consolidated Financial Statements for outstanding commercial paper balances, interest rates, and days to maturity at April 30, 2022 and April 30, 2023. The average balances, interest rates, and original maturities during 2022 and 2023 are presented below.

(Dollars in millions)	2022	2023
Average commercial paper	$59	$158
Average interest rate	0.16%	4.69%
Average days to maturity at issuance	32	41
Our commercial paper program is supported by available commitments under our undrawn $800 million bank credit facility. The credit facility was scheduled to expire in November 2024. On May 26, 2023, we entered into an amended and restated five-year credit agreement with various U.S. and international banks that provides for a $900 million unsecured revolving credit commitment and expires on May 26, 2028. This agreement amended and restated our previous credit agreement. The new agreement contains no financial covenants. Although unlikely, under extreme market conditions, one or more participating banks may not be able to fund its commitments under our new credit facility. To manage this counterparty credit risk, we partner with banks that have investment grade credit ratings, limit the amount of exposure we have with each bank, and monitor each bank’s financial conditions.
On January 3, 2023, we entered into a $600 million senior unsecured 364-day term loan credit agreement with various U.S. and international banks. We used borrowings from the term loan to repay the $250 million principal amount of 2.25% senior unsecured notes on their maturity date of January 15, 2023, and for working capital and general corporate purposes.

On March 23, 2023, we issued senior unsecured notes with an aggregate principal of $650 million. Interest on these notes will accrue at a rate of 4.75% and be paid semi-annually. These notes will mature on April 15, 2033. We used the net proceeds from the issuance to repay $600 million of outstanding indebtedness under the unsecured 364-day term loan agreement.
Our most significant short-term cash requirements relate primarily to funding our operations (such as expenditures for raw materials, production and distribution, advertising and promotion, and current taxes) and capital investments. Our most significant longer-term cash requirements primarily include payments related to our long-term debt, employee benefit obligations, and deferred tax liabilities (see Notes 6, 9 and 11 to the Consolidated Financial Statements).
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
Cash Flow Summary
The following table summarizes our cash flows for each of the last fiscal two years:

(Dollars in millions)	2022	2023
Cash flows from operating activities	$936	$640

Investing activities:
Acquisition of business	$—	$(1,195)
Additions to property, plant, and equipment	(138)	(183)
Other	11	23
Net cash flows from investing activities	$(127)	$(1,355)

Financing activities:
Net change in short-term borrowings	$(196)	$234
Net proceeds from long-term debt	—	398
Regular dividend payments	(352)	(378)
Special dividend payment	(479)	—
Other	(11)	(15)
Net cash flows from financing activities	$(1,038)	$239
Cash provided by operations of $640 million during fiscal 2023 declined $296 million from fiscal 2022, primarily reflecting increased working capital. The increase in working capital was primarily attributable to higher levels of inventory, which were affected by significantly higher input costs and other effects of supply chain disruptions. The decline in cash from operations also reflects $55 million of transaction costs related to our acquisitions of Gin Mare and Diplomático, and a $52 million increase in cash paid for income taxes, primarily reflecting the timing of U.S. federal estimated tax payments.
Cash used for investing activities was $1,355 million during fiscal 2023, compared to $127 million during the prior year. The $1,228 million increase largely reflects our acquisitions of Gin Mare ($468 million) and Diplomático ($727 million) during fiscal 2023. The increase in cash used for investing activities also includes a $45 million increase in capital expenditures, largely reflecting additional spending on projects to expand the capacity of our whiskey and tequila production facilities.
Cash provided by financing activities was $239 million during fiscal 2023, compared to $1,038 million in cash used for financing activities during fiscal 2022. The $1,277 million change largely reflects: (a) proceeds of $648 million from the issuance of 4.75% notes in March 2023; (b) a $430 million increase in net proceeds from short-term borrowings; and (c) a $453 million decline in dividend payments (largely reflecting the $479 million special dividend paid in December 2021); partially offset by (d) our repayment of the $250 million principal amount of 2.25% notes that matured in January 2023.
A discussion of our cash flows for fiscal 2022 compared to fiscal 2021 may be found in “Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our 2022 Form 10-K.

Dividends
As announced in November 2022, our Board of Directors approved a 9% increase in the quarterly cash dividend on our Class A and Class B common stock from $0.1885 per share to $0.2055 per share, effective with the regular quarterly dividend paid on January 3, 2023. As a result, the indicated annual cash dividend increased from $0.7540 per share to $0.8220 per share.
As announced on May 25, 2023, our Board of Directors declared a regular quarterly cash dividend on our Class A and Class B common stock of $0.2055 per share. The dividend is payable on July 3, 2023, to stockholders of record on June 8, 2023.
Critical Accounting Policies and Estimates
Our financial statements reflect some estimates involved in applying the following critical accounting policies that entail uncertainties and subjectivity. Using different estimates or policies could have a material effect on our operating results and financial condition.
Goodwill and Other Intangible Assets
When we acquire a business, we first allocate the purchase price to identifiable assets and liabilities, including intangible brand names and trademarks (“brand names”), based on estimated fair value. We then record any remaining purchase price as goodwill. We do not amortize goodwill or other intangible assets with indefinite lives. We consider all of our brand names to have indefinite lives.
The Gin Mare and Diplomático acquisitions during fiscal 2023 have been accounted for as business combinations under the acquisition method of accounting. On the acquisition dates, we recognized the separately identifiable intangible assets based on the preliminary purchase price allocations. The excess of the consideration transferred over the fair values assigned to the net identifiable assets and liabilities of the acquired businesses were recognized as goodwill. For additional information, see Notes 12 and 14 to the Consolidated Financial Statements.
We assess our goodwill and other indefinite-lived intangible assets for impairment at least annually, or more frequently if circumstances indicate the carrying amount may be impaired. Goodwill is impaired when the carrying amount of the related reporting unit exceeds its estimated fair value, in which case we write down the goodwill by the amount of the excess (limited to the carrying amount of the goodwill). We estimate the reporting unit's fair value using discounted estimated future cash flows or market information. Similarly, a brand name is impaired when its carrying amount exceeds its estimated fair value, in which case we write down the brand name to its estimated fair value. We estimate the fair value of a brand name using the relief-from-royalty method. We also consider market values for similar assets when available. Considerable management judgment is necessary to estimate fair value, including making assumptions about future cash flows, net sales, discount rates, and royalty rates.
We have the option, before quantifying the fair value of a reporting unit or brand name, to evaluate qualitative factors to assess whether it is more likely than not that our goodwill or brand names are impaired. If we determine that is not the case, then we are not required to quantify the fair value. That assessment also takes considerable management judgment.
Based on our assumptions, we believe none of our goodwill or other intangibles are impaired as of April 30, 2023. The Gin Mare and Diplomático brand names are recorded at their current estimated fair values, as discussed in Notes 12 and 14 to the Consolidated Financial Statements. The Finlandia brand name’s carrying amount of $91 million approximates its fair value, based on the relief-from-royalty method, using current assumptions. Reasonably possible changes in those assumptions could result in future impairment of the Finlandia brand name. For example, we estimate that, all else equal, (a) a 15% decline in projected future net sales would result in an impairment charge of approximately $23 million or (b) a 1 percentage point increase in the discount rate would result in an impairment charge of approximately $13 million. We estimate the fair values of goodwill and other brand names substantially exceed their carrying amounts.
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
The following table compares the assumed discount rates and expected return on assets used in determining net periodic benefit cost for fiscal 2023 to those to be used in determining that cost for fiscal 2024.

	Pension Benefits		Medical and Life Insurance Benefits
	2023	2024	2023	2024
Discount rate for service cost	4.44%	4.98%	4.50%	5.02%
Discount rate for interest cost	3.97%	4.79%	3.96%	4.78%
Expected return on plan assets	6.25%	6.50%	n/a	n/a
Using these assumptions, we estimate our pension and other postretirement benefit cost for fiscal 2024 will be approximately $21 million, unchanged from the amount (excluding settlement charges) for fiscal 2023. Decreasing/increasing the assumed discount rates by 50 basis points would increase/decrease the total fiscal 2024 cost by approximately $4 million. Decreasing/increasing the assumed return on plan assets by 50 basis points would increase/decrease the total fiscal 2024 cost by approximately $3 million.
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
Foreign currency exchange rate risk. Foreign currency fluctuations affect our net investments in foreign subsidiaries and foreign currency-denominated cash flows. In general, we expect our cash flows to be negatively affected by a stronger dollar and positively affected by a weaker dollar. Our most significant foreign currency exposures include the euro, the British pound, and the Australian dollar. We manage our foreign currency exposures through derivative financial instruments, principally foreign currency forward contracts, and debt denominated in foreign currency. We had outstanding currency derivatives with notional amounts totaling $801 million and $747 million at April 30, 2022 and 2023, respectively.
We estimate that a hypothetical 10% weakening of the dollar compared to exchange rates of hedged currencies as of April 30, 2023, would decrease the fair value of our then-existing foreign currency derivative contracts by approximately $52 million. This hypothetical change in fair value does not consider the expected inverse change in the underlying foreign currency exposures.
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
As of April 30, 2023, our cash and cash equivalents ($374 million) and short-term commercial paper borrowings ($235 million) were exposed to interest rate changes. Based on the then-existing balances of our variable-rate debt and interest-bearing investments, a hypothetical one percentage point increase in interest rates would result in a negligible change in net interest expense.
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
The Audit Committee of the Board of Directors, comprising only independent directors, meets regularly with our external auditors, the independent registered public accounting firm Ernst & Young LLP (EY); with our internal auditors; and with representatives of management to review accounting, internal control structure, and financial reporting matters. Our internal auditors and EY have full access to the Audit Committee. As set forth in our Code of Conduct and Corporate Governance Guidelines, we are firmly committed to adhering to the highest standards of moral and ethical behavior in our business activities.
Management’s Report on Internal Control over Financial Reporting
Management is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
As permitted by the SEC staff guidance on newly acquired businesses, management’s assessment of the effectiveness of internal control over financial reporting did not include internal controls of Gin Mare or Diplomático (the acquired businesses). Total assets of the acquired businesses (excluding goodwill and intangible assets) constituted approximately 2% of the Company’s consolidated total assets as of April 30, 2023. Total net sales of the acquired businesses constituted less than 1% of the Company’s consolidated net sales for the year ended April 30, 2023.
As of the end of our fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of April 30, 2023. EY, which audited and reported on the Company’s consolidated financial statements, has audited the effectiveness of our internal control over financial reporting as of April 30, 2023, as stated in their report.

Dated:	June 16, 2023
		By:	/s/ Lawson E. Whiting
Lawson E. Whiting
President and Chief Executive Officer

		By:	/s/ Leanne D. Cunningham
Leanne D. Cunningham
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Brown-Forman Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Brown-Forman Corporation and Subsidiaries (the Company) as of April 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 16, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of the Finlandia Brand Name Other Intangible Asset
Description of the Matter
At April 30, 2023, the balance of the Company’s other intangible assets with indefinite lives was $1,164 million. As discussed in Notes 1 and 4 to the consolidated financial statements, other intangible assets with indefinite lives include intangible brand names and trademarks (“brand names”) and are assessed for impairment at least annually, or more frequently, if circumstances indicate the carrying amount may be impaired. As described in Note 4, the Company recognized an impairment charge of $96 million for its Finlandia brand name. The Company determined Finlandia’s fair value based on the relief-from-royalty method.

Auditing management’s estimate of the fair value of the Finlandia brand name was complex due to the significant judgment required to determine the fair value of the brand name. The fair value estimate was sensitive to significant assumptions used in the valuation process, such as future net sales. The estimate also includes assumptions such as discount rates and royalty rates.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the risks of material misstatement over the Company’s process to estimate the fair value of the Finlandia brand name, including controls over management’s review of the selection of assumptions, described above, used in the valuation model.

To test the estimated fair value of the Company’s Finlandia brand name, we performed audit procedures that included, among others, assessing methodologies used in the valuation model and testing the significant assumptions discussed above. This included comparing the significant assumptions used by management to observable market data, current industry and economic trends, changes in the Company’s business model and customer base, historical operating results, and other relevant factors that would affect the significant assumptions. We assessed management’s historical estimates and performed sensitivity analyses of assumptions to evaluate the changes in the fair value of the Finlandia brand name that would result from changes in the assumptions. We also involved valuation specialists to assist in evaluating valuation methodologies and certain assumptions used in the model.

Valuation of Intangible Assets for Gin Mare and Diplomático
Description of the Matter	During 2023, the Company completed its acquisition of Diplomático for consideration of $727 million in cash and its acquisition of Gin Mare for consideration of $468 million in cash paid at the acquisition date plus contingent consideration of $56 million, as disclosed in Note 12 to the consolidated financial statements. The transactions were accounted for as business combinations.

Auditing the Company's accounting for its acquisitions of Diplomático and Gin Mare was complex due to the significant judgement required in the Company’s determination of the preliminary fair value of identified intangible assets of $312 million for Diplomático and $307 million for Gin Mare, which primarily consisted of brand names and trademarks (“acquired brand names”). The preliminary fair value estimates were sensitive to significant assumptions used in the valuation process, such as future net sales and discount rates. The estimates also included assumptions such as royalty rates.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the risks of material misstatement over the Company’s process to estimate the preliminary fair value of the acquired brand names, including controls over management’s review of the selection of assumptions, described above, used in the valuation models.

To test the estimated preliminary fair values of the acquired brand names, we performed audit procedures that included, among others, assessing methodologies used in the valuation models and testing the significant assumptions discussed above. This included comparing the significant assumptions used by management to observable market data, current industry and economic trends, historical operating results of similar brands and other relevant factors that would affect the significant assumptions. We performed sensitivity analyses of certain assumptions to evaluate the changes in the preliminary fair value of the acquired brand names that would result from changes in the assumptions. We also involved valuation specialists to assist in evaluating valuation methodologies and certain assumptions used in the models.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Louisville, Kentucky
June 16, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Brown-Forman Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Brown-Forman Corporation and Subsidiaries’ internal control over financial reporting as of April 30, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Brown-Forman Corporation and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 30, 2023, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Gin Mare or Diplomático, which are included in the 2023 consolidated financial statements of the Company and constituted 2% of total assets as of April 30, 2023, excluding goodwill and intangibles, and less than 1% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Gin Mare or Diplomático.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated June 16, 2023 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Louisville, Kentucky
June 16, 2023

Brown-Forman Corporation and Subsidiaries
Consolidated Statements of Operations
(Dollars in millions, except per share amounts)

Year Ended April 30,	2021	2022	2023
Sales	$4,526	$5,081	$5,372
Excise taxes	1,065	1,148	1,144
Net sales	3,461	3,933	4,228
Cost of sales	1,367	1,542	1,734
Gross profit	2,094	2,391	2,494
Advertising expenses	399	438	506
Selling, general, and administrative expenses	671	690	742
Gain on sale of business	(127)	—	—
Other expense (income), net	(15)	59	119
Operating income	1,166	1,204	1,127
Non-operating postretirement expense	6	13	29
Interest income	(2)	(5)	(9)
Interest expense	81	82	90
Income before income taxes	1,081	1,114	1,017
Income taxes	178	276	234
Net income	$903	$838	$783
Earnings per share:
Basic	$1.89	$1.75	$1.63
Diluted	$1.88	$1.74	$1.63

The accompanying notes are an integral part of the consolidated financial statements.

Brown-Forman Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in millions)

Year Ended April 30,	2021	2022	2023
Net income	$903	$838	$783
Other comprehensive income (loss), net of tax:
Currency translation adjustments	123	(60)	135
Cash flow hedge adjustments	(76)	53	(27)
Postretirement benefits adjustments	78	77	9
Net other comprehensive income (loss)	125	70	117
Comprehensive income	$1,028	$908	$900

The accompanying notes are an integral part of the consolidated financial statements.

Brown-Forman Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollars in millions)

April 30,	2022	2023
Assets
Cash and cash equivalents	$868	$374
Accounts receivable, net	813	855
Inventories:
Barreled whiskey	1,155	1,262
Finished goods	312	509
Work in process	225	321
Raw materials and supplies	126	191
Total inventories	1,818	2,283
Other current assets	277	289
Total current assets	3,776	3,801
Property, plant, and equipment, net	875	1,031
Goodwill	761	1,457
Other intangible assets	586	1,164
Deferred tax assets	74	66
Other assets	301	258
Total assets	$6,373	$7,777
Liabilities
Accounts payable and accrued expenses	$703	$827
Accrued income taxes	81	22
Short-term borrowings	—	235
Current portion of long-term debt	250	—
Total current liabilities	1,034	1,084
Long-term debt	2,019	2,678
Deferred tax liabilities	219	323
Accrued pension and other postretirement benefits	183	171
Other liabilities	181	253
Total liabilities	3,636	4,509
Commitments and contingencies
Stockholders’ Equity
Common stock:
Class A, voting, $0.15 par value (170,000,000 shares authorized; 170,000,000 shares issued)	25	25
Class B, nonvoting, $0.15 par value (400,000,000 shares authorized; 314,532,000 shares issued)	47	47
Additional paid-in capital	—	1
Retained earnings	3,242	3,643
Accumulated other comprehensive income (loss), net of tax	(352)	(235)
Treasury stock, at cost (5,511,000 and 5,215,000 shares in 2022 and 2023, respectively)	(225)	(213)
Total stockholders' equity	2,737	3,268
Total liabilities and stockholders' equity	$6,373	$7,777

The accompanying notes are an integral part of the consolidated financial statements.

Brown-Forman Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in millions)

Year Ended April 30,	2021	2022	2023
Cash flows from operating activities:
Net income	$903	$838	$783
Adjustments to reconcile net income to net cash provided by operations:
Gain on sale of business	(127)	—	—
Asset impairment charges	—	61	96
Depreciation and amortization	77	79	80
Stock-based compensation expense	12	15	18
Deferred income tax provision (benefit)	(53)	(11)	(3)
Other, net	(23)	31	18
Changes in assets and liabilities, net of business acquisitions and dispositions:
Accounts receivable	(150)	(77)	(21)
Inventories	(37)	(93)	(403)
Other current assets	31	15	4
Accounts payable and accrued expenses	137	37	77
Accrued income taxes	8	47	(57)
Other operating assets and liabilities	39	(6)	48
Cash provided by operating activities	817	936	640
Cash flows from investing activities:
Proceeds from sale of business	177	—	—
Business acquisitions, net of cash acquired	(14)	—	(1,195)
Additions to property, plant, and equipment	(62)	(138)	(183)
Other, net	(3)	11	23
Cash provided by (used for) investing activities	98	(127)	(1,355)
Cash flows from financing activities:
Proceeds from short-term borrowings, maturities greater than 90 days	344	—	600
Repayments of short-term borrowings, maturities greater than 90 days	(516)	—	(600)
Net change in other short-term borrowings	46	(196)	234
Repayment of long-term debt	—	—	(250)
Proceeds from long-term debt	—	—	648
Dividends paid	(338)	(831)	(378)
Other, net	(21)	(11)	(15)
Cash provided by (used for) financing activities	(485)	(1,038)	239
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	45	(47)	(14)
Net increase (decrease) in cash, cash equivalents, and restricted cash	475	(276)	(490)
Cash, cash equivalents, and restricted cash at beginning of period	675	1,150	874
Cash, cash equivalents, and restricted cash at end of period	1,150	874	384
Less: Restricted cash (included in other current assets) at end of period	—	(6)	(10)
Cash and cash equivalents at end of period	$1,150	$868	$374
Supplemental disclosure of cash paid for:
Interest	$79	$80	$85
Income taxes	$204	$226	$278

The accompanying notes are an integral part of the consolidated financial statements.

Brown-Forman Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Dollars in millions, except per share amounts)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2020	$25	$47	$—	$2,708	$(547)	$(258)	$1,975
Net income				903			903
Net other comprehensive income (loss)					125		125
Cash dividends ($0.7076 per share)				(338)			(338)
Stock-based compensation expense			12				12
Stock issued under compensation plans						21	21
Loss on issuance of treasury stock issued under compensation plans			(12)	(30)			(42)
Balance at April 30, 2021	25	47	—	3,243	(422)	(237)	2,656
Net income				838			838
Net other comprehensive income (loss)					70		70
Cash dividends ($1.7360 per share)				(831)			(831)
Stock-based compensation expense			15				15
Stock issued under compensation plans						12	12
Loss on issuance of treasury stock issued under compensation plans			(15)	(8)			(23)
Balance at April 30, 2022	25	47	—	3,242	(352)	(225)	2,737
Net income				783			783
Net other comprehensive income (loss)					117		117
Cash dividends ($0.7880 per share)				(378)			(378)
Stock-based compensation expense			18				18
Stock issued under compensation plans						12	12
Loss on issuance of treasury stock issued under compensation plans			(17)	(4)			(21)
Balance at April 30, 2023	$25	$47	$1	$3,643	$(235)	$(213)	$3,268

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
Accounts receivable. Accounts receivable are recorded net of an allowance for expected credit losses (allowance for doubtful accounts). We determine the allowance using information such as customer credit history and financial condition, historical loss experience, and macroeconomic factors. We write off account balances against the allowance when we have exhausted our collection efforts. The allowance for doubtful accounts was $13 and $7 at April 30, 2022 and 2023, respectively.
Inventories. Inventories are valued at the lower of cost or net realizable value. Approximately 49% of our consolidated inventories are valued using the last-in, first-out (LIFO) cost method, which we use for the majority of our U.S. inventories. We value the remainder of our inventories primarily using the first-in, first-out (FIFO) cost method. FIFO cost approximates current replacement cost. If we had used the FIFO method for all inventories, they would have been $385 and $429 higher than reported at April 30, 2022 and 2023, respectively.
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
Goodwill and other intangible assets. When we acquire a business, we first allocate the purchase price to identifiable assets and liabilities, including intangible brand names and trademarks (“brand names”), based on estimated fair value. We then record any remaining purchase price as goodwill. We do not amortize goodwill or other intangible assets with indefinite lives. We consider all of our brand names to have indefinite lives.
We assess our goodwill and other indefinite-lived intangible assets for impairment at least annually, or more frequently if circumstances indicate the carrying amount may be impaired. Goodwill is impaired when the carrying amount of the related reporting unit exceeds its estimated fair value, in which case we write down the goodwill by the amount of the excess (limited to the carrying amount of the goodwill). We estimate the reporting unit's fair value using discounted estimated future cash flows or market information. Similarly, a brand name is impaired when its carrying amount exceeds its estimated fair value, in which case we write down the brand name to its estimated fair value. We estimate the fair value of a brand name using the relief-from-royalty method. We also consider market values for similar assets when available. Considerable management judgment is necessary to estimate fair value, including the selection of assumptions about future cash flows, net sales, discount rates, and royalty rates.
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
Stock-based compensation. We use stock-based awards as part of our incentive compensation for eligible employees and directors. We recognize the grant-date fair value of an award as compensation expense on a straight-line basis over the requisite service period, which typically corresponds to the vesting period for the award. Upon forfeiture of an award prior to vesting, we reverse any previously recognized compensation expense related to that award. We classify stock-based compensation expense within selling, general, and administrative expenses.
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
2. Balance Sheet Information
Supplemental information on our year-end balance sheets is as follows:

April 30,	2022	2023
Other current assets:
Prepaid taxes	$155	$122
Other	122	167
	$277	$289
Property, plant, and equipment:
Land	$86	$97
Buildings	660	717
Equipment	849	889
Construction in process	129	217
	1,724	1,920
Less accumulated depreciation	849	889
	$875	$1,031
Accounts payable and accrued expenses:
Accounts payable, trade	$218	$308
Accrued expenses:
Advertising, promotion, and discounts	200	216
Compensation and commissions	99	106
Excise and other non-income taxes	74	76
Other	112	121
	485	519
	$703	$827
Other liabilities:
Contingent consideration (Note 12)	$—	$56
Other	181	197
	$181	$253
Accumulated other comprehensive income (loss), net of tax:
Currency translation adjustments	$(239)	$(104)
Cash flow hedge adjustments	37	10
Postretirement benefits adjustments	(150)	(141)
	$(352)	$(235)

3. Earnings per Share
We calculate basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share further includes the dilutive effect of stock-based compensation awards. We calculate that dilutive effect using the “treasury stock method” (as defined by GAAP).
The following table presents information concerning basic and diluted earnings per share:

	2021	2022	2023
Net income available to common stockholders	$903	$838	$783
Share data (in thousands):
Basic average common shares outstanding	478,527	478,879	479,155
Dilutive effect of stock-based awards	2,150	1,686	1,310
Diluted average common shares outstanding	480,677	480,565	480,465

Basic earnings per share	$1.89	$1.75	$1.63
Diluted earnings per share	$1.88	$1.74	$1.63
We excluded common stock-based awards for approximately 234,000 shares, 691,000 shares, and 1,107,000 shares from the calculation of diluted earnings per share for 2021, 2022, and 2023, respectively, because they were not dilutive for those periods under the treasury stock method.

4. Goodwill and Other Intangible Assets
The following table shows the changes in goodwill (which include no accumulated impairment losses) and other intangible assets over the past two years:

	Goodwill	Other Intangible Assets
Balance as of April 30, 2021	$779	$676
Foreign currency translation adjustment	(18)	(38)
Impairment	—	(52)
Balance as of April 30, 2022	761	586
Acquisitions (Note 12)	652	619
Foreign currency translation adjustment	44	55
Impairment	—	(96)
Balance as of April 30, 2023	$1,457	$1,164
Our other intangible assets consist of trademarks and brand names, all with indefinite useful lives.
During fiscal 2022, we recognized a non-cash impairment charge of $52 for the Finlandia brand name. The impairment reflected a decline in our long-term outlook for Finlandia due to our suspension of operations in Russia, a key market for the brand. During fiscal 2023, we recognized an additional non-cash impairment charge of $96 for the Finlandia brand name, largely reflecting the effects of higher discount rates and input costs on its valuation. The impairment charges are included in “other expense (income), net” in the accompanying consolidated statements of operations. As of April 30, 2023, the remaining carrying amount of the Finlandia brand name was $91.

5. Contingencies
We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe it is reasonably possible that these existing loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies are recorded as of April 30, 2023.
6. Debt and Credit Facilities
Our long-term debt (net of unamortized discounts and issuance costs) consisted of:

April 30,	2022	2023
2.25% senior notes, $250 principal amount, due January 15, 2023	$250	$—
3.50% senior notes, $300 principal amount, due April 15, 2025	298	299
1.20% senior notes, €300 principal amount, due July 7, 2026	315	330
2.60% senior notes, £300 principal amount, due July 7, 2028	374	375
4.75% senior notes, $650 principal amount, due April 15, 2033	—	642
4.00% senior notes, $300 principal amount, due April 15, 2038	295	295
3.75% senior notes, $250 principal amount, due January 15, 2043	248	248
4.50% senior notes, $500 principal amount, due July 15, 2045	489	489
	2,269	2,678
Less current portion	250	—
	$2,019	$2,678
On January 3, 2023, we entered into a $600 senior unsecured 364-day term loan credit agreement with various U.S. and international banks. This credit agreement specified a variable interest rate reflecting the Secured Overnight Financing Rate applicable to the term of the particular borrowing plus a margin based on our credit ratings. The weighted-average interest rate on the term loan borrowings was 5.36% until it was repaid in full on March 23, 2023.
On January 15, 2023, we repaid the $250 principal amount of 2.25% senior notes that matured on that date.
On March 23, 2023, we issued senior unsecured notes with an aggregate principal amount of $650. Interest on these notes will accrue at a rate of 4.75% and be paid semi-annually. These notes will mature on April 15, 2033. The net proceeds from the issuance were used to repay $600 of outstanding indebtedness under the unsecured 364-day term loan agreement, dated January 3, 2023.
Debt payments required over the next five fiscal years consist of $0 in 2024, $300 in 2025, $0 in 2026, $331 in 2027, $0 in 2028, and $2,077 after 2028.
The senior notes contain terms, events of default, and covenants customary of these types of unsecured securities, including limitations on the amount of secured debt we can issue.
Our short-term borrowings were $235 as of April 30, 2023 under our commercial paper program. There were no borrowings under that program as of April 30, 2022.

April 30,	2022	2023
Commercial paper	$—	$235
Average interest rate	—%	5.17%
Average remaining days to maturity	0	21
We had a committed revolving credit agreement with various U.S. and international banks for $800 that was scheduled to expire in November 2024. At April 30, 2023, there were no borrowings outstanding under this facility. On May 26, 2023, we entered into an amended and restated five-year credit agreement with various U.S. and international banks that provides for a $900 unsecured revolving credit commitment and expires on May 26, 2028. This agreement amended and restated our previous credit facility agreement. The new agreement contains no financial covenants.

7. Common Stock
The following table shows the change in outstanding common shares during each of the last three years:

(Shares in thousands)	Class A	Class B	Total
Balance at April 30, 2020	169,040	309,169	478,209
Stock issued under compensation plans	70	450	520
Balance at April 30, 2021	169,110	309,619	478,729
Stock issued under compensation plans	65	226	291
Balance at April 30, 2022	169,175	309,845	479,020
Stock issued under compensation plans	65	231	296
Balance at April 30, 2023	169,240	310,076	479,316

8. Net Sales

The following table shows our net sales by geography:

	2021	2022	2023
United States	$1,748	$1,917	$1,968
Developed International[1]	1,014	1,137	1,183
Emerging[2]	578	714	842
Travel Retail[3]	63	104	147
Non-branded and bulk[4]	58	61	88
	$3,461	$3,933	$4,228

1Represents net sales of branded products to “advanced economies” as defined by the International Monetary Fund (IMF), excluding the United States. Our top developed international markets are Germany, Australia, the United Kingdom, France, Canada, and Japan.
2Represents net sales of branded products to “emerging and developing economies” as defined by the IMF. Our top emerging markets are Mexico, Poland, and Brazil.
3Represents net sales of branded products to global duty-free customers, other travel retail customers, and the U.S. military, regardless of customer location.
4Includes net sales of used barrels, contract bottling services, and bulk whiskey and wine, regardless of customer location.

The following table shows our net sales by product category:

	2021	2022	2023
Whiskey[1]	$2,410	$2,756	$2,915
Ready-to-Drink[2]	406	431	509
Tequila[3]	229	290	320
Wine[4]	206	219	206
Vodka[5]	90	109	99
Non-branded and bulk[6]	58	61	88
Rest of portfolio[7]	62	67	91
	$3,461	$3,933	$4,228

1Includes all whiskey spirits and whiskey-based flavored liqueurs. The brands included in this category are the Jack Daniel’s family of brands (excluding the “ready-to-drink” products outlined below), the Woodford Reserve family of brands, the Old Forester family of brands, GlenDronach, Benriach, Glenglassaugh, Slane Irish Whiskey, and Coopers’ Craft.
2Includes the Jack Daniel’s ready-to-drink (RTD) and ready-to-pour (RTP) products, New Mix, and other RTD/RTP products.
3Includes the Herradura family of brands, el Jimador, New Mix, and other tequilas.
4Includes Korbel California Champagne and Sonoma-Cutrer wines.
5Includes Finlandia.
6Includes net sales of used barrels, contract bottling services, and bulk whiskey and wine.
7Includes Chambord, Gin Mare, Korbel Brandy, Diplomático, and Fords Gin.

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

	Pension Benefits		Medical and Life Insurance Benefits
	2022	2023	2022	2023
Obligation at beginning of year	$1,012	$846	$49	$43
Service cost	26	20	1	1
Interest cost	22	32	1	1
Net actuarial loss (gain)[1]	(132)	(21)	(5)	(2)
Retiree contributions	—	—	1	2
Benefits paid	(82)	(146)	(4)	(5)
Obligation at end of year	$846	$731	$43	$40

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
As shown in the previous table, the change in the value of our pension and other postretirement benefit obligations also includes the effect of benefit payments and retiree contributions. Expected benefit payments (net of retiree contributions) over the next 10 years are as follows:

	Pension Benefits	Medical and Life Insurance Benefits
2024	$53	$4
2025	52	3
2026	54	3
2027	55	3
2028	56	3
2029 – 2033	287	15
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
Asset allocation is the most important method for achieving our investment goals and is based on our assessment of the plans' long-term return objectives and the appropriate balances needed for liquidity, stability, and diversification. As of April 30, 2023, our target asset allocation is a mix of 31% public equity investments, 58% fixed income investments, and 11% alternative investments.

The following table shows the fair value of pension plan assets by category as of the end of the last two years. (Fair value levels are defined in Note 14.)

	Level 1	Level 2	Level 3	Total
April 30, 2022
Equity securities	$78	$—	$—	$78
Limited partnership interest[1]	—	—	2	2
	$78	$—	$2	80
Investments measured at net asset value:
Commingled trust funds[2]:
Equity funds				218
Fixed income funds				318
Real estate fund				78
Short-term investments				6
Limited partnership interests[3]				41

Total				$741

April 30, 2023
Equity securities	$35	$—	$—	$35
Cash and temporary investments	2	—	—	2
Limited partnership interest[1]	—	—	1	1
	$37	$—	$1	38
Investments measured at net asset value:
Commingled trust funds[2]:
Equity funds				138
Fixed income funds				330
Real estate fund				59
Short-term investments				2
Limited partnership interests[3]				39

Total				$606

1 This limited partnership interest was initially valued at cost and has been adjusted to fair value as determined in good faith by management of the partnership using various factors, and does not meet the requirements for reporting at the net asset value (NAV). The valuation requires significant judgment due to the absence of quoted market prices and the inherent lack of liquidity. This limited partnership has a term expiring in September 2023.
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

Level 3
Balance as of April 30, 2021	$2
Return on assets held at end of year	—
Balance as of April 30, 2022	2
Return on assets held at end of year	(1)
Balance as of April 30, 2023	$1
The following table shows how the total fair value of all pension plan assets changed during each of the last two years. (We do not have assets set aside for postretirement medical or life insurance benefits.)

	Pension Benefits		Medical and Life Insurance Benefits
	2022	2023	2022	2023
Assets at beginning of year	$836	$741	$—	$—
Actual return on assets	(25)	(7)	—	—
Retiree contributions	—	—	1	2
Company contributions	12	18	3	3
Benefits paid	(82)	(146)	(4)	(5)
Assets at end of year	$741	$606	$—	$—
We currently expect to contribute $14 to our pension plans and $4 to our postretirement medical and life insurance benefit plans during 2024.
Funded status. The funded status of a plan refers to the difference between its assets and its obligations. The following table shows the funded status of our plans.

	Pension Benefits		Medical and Life Insurance Benefits
April 30,	2022	2023	2022	2023
Assets	$741	$606	$—	$—
Obligations	(846)	(731)	(43)	(40)
Funded status	$(105)	$(125)	$(43)	$(40)

The funded status is recorded on the accompanying consolidated balance sheets as follows:

	Pension Benefits		Medical and Life Insurance Benefits
April 30,	2022	2023	2022	2023
Other assets	$46	$17	$—	$—
Accounts payable and accrued expenses	(8)	(8)	(3)	(3)
Accrued pension and other postretirement benefits	(143)	(134)	(40)	(37)
Net liability	$(105)	$(125)	$(43)	$(40)
Accumulated other comprehensive income (loss), before tax:
Net actuarial gain (loss)	$(201)	$(192)	$(3)	$(1)
Prior service credit (cost)	(4)	(4)	2	2
	$(205)	$(196)	$(1)	$1

The following table compares our pension plans whose accumulated benefit obligations exceed their assets with our pension plans whose assets exceed their accumulated benefit obligations.

	Accumulated Benefit Obligation		Plan Assets
April 30,	2022	2023	2022	2023
Plans with accumulated benefit obligation in excess of assets	$(135)	$(131)	$—	$—
Plans with assets in excess of accumulated benefit obligation	(623)	(524)	741	606
Total	$(758)	$(655)	$741	$606
The following table compares our pension plans whose projected benefit obligations exceed their assets with our pension plans whose assets exceed their projected benefit obligations.

	Projected Benefit Obligation		Plan Assets
April 30,	2022	2023	2022	2023
Plans with projected benefit obligation in excess of assets	$(150)	$(190)	$—	$48
Plans with assets in excess of projected benefit obligation	(696)	(541)	741	558
Total	$(846)	$(731)	$741	$606
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

	Pension Benefits
	2021	2022	2023
Service cost	$26	$26	$20
Interest cost	25	22	32
Expected return on assets	(46)	(45)	(43)
Amortization of:
Prior service cost (credit)	1	1	1
Net actuarial loss (gain)	27	23	9
Settlement charge	—	12	29
Net cost	$33	$39	$48
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
The settlement charges recognized during 2022 and 2023 were triggered by fiscal year-to-date lump-sum payments under certain pension plans surpassing total annual service and interest cost for those plans.

Other postretirement benefits cost. The following table shows the components of the postretirement medical and life insurance benefits cost that we recognized during each of the last three years.

	Medical and Life Insurance Benefits
	2021	2022	2023
Service cost	$1	$1	$1
Interest cost	1	1	1
Amortization of:
Prior service cost (credit)	(3)	(2)	—
Net actuarial loss (gain)	1	1	—
Net cost	$—	$1	$2
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

	Pension Benefits			Medical and Life Insurance Benefits
	2021	2022	2023	2021	2022	2023
Net actuarial gain (loss)	$69	$62	$(29)	$1	$5	$2
Amortization reclassified to earnings:
Prior service cost (credit)	1	1	1	(3)	(2)	—
Net actuarial loss (gain)	27	35	38	1	1	—
Net amount recognized in OCI	$97	$98	$10	$(1)	$4	$2
Assumptions and sensitivity. We use various assumptions to determine the obligations and cost related to our pension and other postretirement benefit plans. The weighted-average assumptions used in computing benefit plan obligations as of the end of the last two years were as follows:

	Pension Benefits		Medical and Life Insurance Benefits
	2022	2023	2022	2023
Discount rate	4.36%	4.91%	4.33%	4.86%
Rate of salary increase	4.00%	4.00%	n/a	n/a
Interest crediting rate	3.06%	3.69%	n/a	n/a

The weighted-average assumptions used in computing benefit plan cost during each of the last three years were as follows:

	Pension Benefits			Medical and Life Insurance Benefits
	2021	2022	2023	2021	2022	2023
Discount rate for service cost	3.49%	3.36%	4.52%	3.59%	3.49%	4.50%
Discount rate for interest cost	2.56%	2.34%	4.12%	2.47%	2.27%	3.96%
Rate of salary increase	4.00%	4.00%	4.00%	n/a	n/a	n/a
Interest crediting rate	3.07%	3.06%	3.06%	n/a	n/a	n/a
Expected return on plan assets	6.50%	6.25%	6.25%	n/a	n/a	n/a
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
The assumed health care cost trend rates as of the end of the last two years were as follows:

	Medical and Life Insurance Benefits
	2022	2023
Health care cost trend rate assumed for next year	6.10%	7.23%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2030	2032
Savings plans. We also sponsor various defined contribution benefit plans that together cover substantially all U.S. employees. Employees can make voluntary contributions in accordance with their respective plans, which include a 401(k) tax deferral option. We match a percentage of each employee's contributions in accordance with plan terms. We expensed $12, $13, and $14 for matching contributions during 2021, 2022, and 2023, respectively.
International plans. The information presented above for defined benefit plans and defined contribution benefit plans reflects amounts for U.S. plans only. Information about similar international plans is not presented due to immateriality.
10. Stock-Based Compensation
The Brown-Forman 2022 Omnibus Compensation Plan (Plan) is our incentive compensation plan, designed to reward participants (including eligible officers, employees, and non-employee directors) for company performance. Under the Plan, we can grant stock-based incentive awards for up to 12,412,433 shares of common stock to eligible participants until July 28, 2032. As of April 30, 2023, awards for approximately 11,844,000 shares remain available for issuance under the Plan. We try to limit the source of shares delivered to participants under the Plan to treasury shares that we purchase from time to time on the open market (in connection with a publicly announced share repurchase program), in private transactions, or otherwise.
Awards granted under the Plan include stock-settled stock appreciation rights (SSARs), performance-based restricted stock units (PBRSUs), and deferred stock units (DSUs).
SSARs. We grant SSARs at an exercise price equal to the closing market price of the underlying stock on the grant date. SSARs become exercisable after three years from the first day of the fiscal year of grant and generally are exercisable for seven years after that date. The following table presents information about SSARs outstanding as of April 30, 2023, and for the year then ended.

	Number of SSARs (in thousands)	Weighted- Average Exercise Price per SSAR	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at April 30, 2022	4,232	$47.54
Granted	387	73.61
Exercised	(579)	34.58
Forfeited or expired	(30)	70.63
Outstanding at April 30, 2023	4,010	$51.76	4.8	$60
Exercisable at April 30, 2023	2,758	$43.23	3.5	$60

We use the Black-Scholes pricing model to calculate the grant-date fair value of a SSAR. The weighted-average grant-date fair values and related valuation assumptions for the SSARS granted during each of the last three years were as follows:

	2021	2022	2023
Grant-date fair value	$14.61	$16.61	$20.67
Valuation assumptions:
Expected term (years)	7.0	7.0	7.0
Risk-free interest rate	0.4%	1.0%	2.7%
Expected volatility	23.3%	24.1%	24.8%
Expected dividend yield	1.0%	1.0%	1.0%
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
The following table presents information about PBRSUs outstanding as of April 30, 2023, and for the year then ended.

	Number of PBRSUs (in thousands)	Weighted- Average Fair Value at Grant Date
Outstanding at April 30, 2022	270	$67.02
Granted	110	$84.75
Adjusted for performance and dividends	(14)	$56.98
Converted to common shares	(70)	$56.98
Forfeited	(7)	$82.42
Outstanding at April 30, 2023	289	$76.33
We calculate the grant-date fair value of a PBRSU using a Monte Carlo simulation technique. The weighted average grant-date fair values and related valuation assumptions for these awards granted during each of the last three years were as follows:

	2021	2022	2023
Grant-date fair value	$73.68	$70.11	$84.75
Valuation assumptions:
Risk-free interest rate	0.1%	0.3%	2.8%
Expected volatility	29.9%	29.1%	29.8%
Expected dividend yield	1.1%	1.0%	1.0%
Remaining performance period (years) as of grant date	2.8	2.8	2.8
DSUs. DSUs are granted to our non-employee directors. Each DSU represents the right to receive one share of common stock based on the closing price of the shares on the date of grant. Outstanding DSUs are credited with dividend-equivalent DSUs when dividends are paid on our common stock. Each annual grant vests after one year. DSUs are paid out in shares after the completion of a director's tenure on the board plus a six-month waiting period. The director may elect to receive the distribution either in a single lump sum or in ten equal annual installments. As of April 30, 2023, there were approximately 185,000 outstanding DSUs, of which approximately 168,000 were vested.

The grant-date fair value of a DSU is the closing market price of the underlying stock on the grant date. The weighted average grant-date fair values for these awards granted during each of the last three years were as follows:

	2021	2022	2023
Grant-date fair value	$63.01	$67.35	$72.10
Additional information. The pre-tax stock-based compensation expense and related deferred income tax benefits recognized during the last three fiscal years were as follows:

	2021	2022	2023
Pre-tax compensation expense	$12	$15	$18
Deferred tax benefit	2	2	3
As of April 30, 2023, there was $9 of total unrecognized compensation cost related to non-vested stock-based awards. That cost is expected to be recognized over a weighted-average period of 1.4 years. Further information related to our stock-based awards for the last three years is as follows:

	2021	2022	2023
Intrinsic value of SSARs exercised	$47	$23	$19
Fair value of shares vested	13	7	6
Excess tax benefit from exercise / vesting of awards	10	6	4

11. Income Taxes
We incur income taxes on the earnings of our U.S. and foreign operations. The following table, based on the locations of the taxable entities from which sales were derived (rather than the location of customers), presents the U.S. and foreign components of our income before income taxes:

	2021	2022	2023
United States	$832	$954	$841
Foreign	249	160	176
	$1,081	$1,114	$1,017
The income shown above was determined according to GAAP. Because those standards sometimes differ from the tax rules used to calculate taxable income, there are differences between (a) the amount of taxable income and pretax financial income for a year, and (b) the tax bases of assets or liabilities and their amounts as recorded in our financial statements. As a result, we recognize a current tax liability for the estimated income tax payable on the current tax return, deferred tax liabilities (tax on income that will be recognized on future tax returns), and deferred tax assets (tax from deductions that will be recognized on future tax returns) for the estimated effects of the differences mentioned above.
Total income tax expense for a year includes the tax associated with the current tax return (current tax expense) and the change in the net deferred tax asset or liability (deferred tax expense). Our total income tax expense for each of the last three years was as follows:

	2021	2022	2023
Current:
U.S. federal	$146	$205	$157
Foreign	50	64	46
State and local	35	18	34
	231	287	237
Deferred:
U.S. federal	(4)	1	(4)
Foreign	(47)	(9)	6
State and local	(2)	(3)	(5)
	(53)	(11)	(3)
	$178	$276	$234

Our consolidated effective tax rate usually differs from current statutory rates due to the recognition of amounts for events or transactions with no tax consequences. The following table reconciles our effective tax rate to the federal statutory tax rate in the United States:

	Percent of Income Before Taxes
	2021	2022	2023
U.S. federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of U.S. federal tax benefit	2.4%	1.0%	2.5%
Income taxed at other than U.S. federal statutory rate	0.3%	1.3%	3.0%
Prior intercompany sales taxed at higher than current U.S. federal statutory rate	0.2%	2.0%	1.0%
Tax benefit from foreign-derived sales	(1.7%)	(1.8%)	(3.0)%
Adjustments related to prior years	(0.2%)	0.7%	(0.5)%
Excess tax benefits from stock-based awards	(1.0%)	(0.5%)	(0.3)%
Tax rate changes	—%	0.4%	—%
Intercompany transfer of assets	(4.0%)	—%	—%
Valuation allowance	—%	—%	(1.3)%
Other, net	(0.5%)	0.7%	0.6%
Effective rate	16.5%	24.8%	23.0%
Deferred tax assets and liabilities as of the end of each of the last two years were as follows:

April 30,	2022	2023
Deferred tax assets:
Postretirement and other benefits	$69	$75
Accrued liabilities and other	36	35
Inventories	40	26
Lease liabilities	20	23
Loss and credit carryforwards	69	62
Total deferred tax assets	234	221
Valuation allowance	(27)	(14)
Total deferred tax assets, net of valuation allowance	207	207
Deferred tax liabilities:
Intangible assets	(219)	(323)
Property, plant, and equipment	(87)	(98)
Right-of-use assets	(20)	(23)
Derivative instruments	(11)	(3)
Other	(15)	(17)
Total deferred tax liabilities	(352)	(464)
Net deferred tax liability	$(145)	$(257)

Details of the loss and credit carryforwards and related valuation allowances as of the end of each of the last two years are as follows:

	April 30, 2022			April 30, 2023
	Gross Amount	Deferred Tax Asset	Valuation Allowance	Gross Amount	Deferred Tax Asset		Valuation Allowance
U.S.	$53	$19	$(8)	$111	$20	[1]	$(6)
Foreign	241	50	(19)	216	42	[2]	(8)
	$294	$69	$(27)	$327	$62		$(14)

1As of April 30, 2023, the deferred tax asset amount includes credit carryforwards of $10 that do not expire and loss and credit carryforwards of $10 that expire in varying amounts from 2023 to 2039.
2As of April 30, 2023, the deferred tax asset includes loss carryforwards of $19 that do not expire and $23 that expire in varying amounts over the next 10 years.

As of April 30, 2023, we had approximately $1,617 of undistributed earnings from our foreign subsidiaries ($1,446 at April 30, 2022). These earnings have been previously subject to tax, primarily as a result of the 2017 Tax Cuts and Jobs Act. Historically, we have asserted that the undistributed earnings of our foreign subsidiaries are reinvested indefinitely outside the United States. We continue to maintain indefinite reinvestment assertions for most undistributed earnings of our foreign subsidiaries, and no deferred taxes have been provided on the earnings. For undistributed earnings not considered permanently reinvested, deferred tax liabilities have been provided for any applicable income taxes and withholding taxes payable in various countries, which are not significant. We have also asserted that other outside basis differences related to our foreign subsidiaries are reinvested indefinitely and that the determination of any unrecognized deferred tax liabilities is not practicable due to the complexities in the calculations. The other outside basis differences relate primarily to differences between U.S. GAAP and tax basis that arose through purchase accounting. These basis differences could reverse through sales of foreign subsidiaries or other transactions, none of which are considered probable as of April 30, 2023.
At April 30, 2023, we had $21 of gross unrecognized tax benefits, $17 of which would reduce our effective income tax rate if recognized. A reconciliation of the beginning and ending unrecognized tax benefits follows:

	2021	2022	2023
Unrecognized tax benefits at beginning of year	$11	$12	$14
Additions for tax positions provided in prior periods	1	2	8
Additions for tax positions provided in current period	2	2	3
Settlements of tax positions in the current period	(1)	—	—
Lapse of statutes of limitations	(1)	(2)	(4)
Unrecognized tax benefits at end of year	$12	$14	$21
We file federal income tax returns in the United States and also file tax returns in various state, local and foreign jurisdictions. The major jurisdictions where we are subject to examination by tax authorities include the United States, Australia, Brazil, Germany, Korea, Mexico, Netherlands, Poland and the United Kingdom. We have tax years open for examination from 2013 and forward. Various tax examinations are currently in progress in the United States, for both federal and states, and in certain foreign jurisdictions. In the United States, we are participating in the Internal Revenue Service's Compliance Assurance Program for our fiscal 2023 tax year.
We believe there will be no material change in our gross unrecognized tax benefits in the next 12 months.

12. Acquisitions and Divestitures
Acquisitions. As discussed below, we completed two acquisitions during fiscal 2023. Each acquisition was accounted for as a business combination.
On November 3, 2022, we acquired the Gin Mare and Gin Mare Capri brands through our purchase of 100% of the equity interests of Gin Mare Brand, S.L.U., a Spanish company, and Mareliquid Vantguard, S.L.U., a Spanish company (the “Gin Mare acquisition”). The purchase price of the Gin Mare acquisition was $524, which consisted of $468 in cash paid at the acquisition date plus contingent consideration of $56.
We have preliminarily allocated the purchase price based on management’s estimates and independent valuations as follows:

	Initial Allocation[1]	Adjustments	Updated Allocation
Trademarks and brand names (indefinite-lived)	$308	$(1)	$307
Goodwill	288	1	289
Total assets	596	—	596

Deferred tax liabilities	72	—	72

Net assets acquired	$524	$—	$524
1As reported in Note 14 to our condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2023.
The contingent consideration of $56 reflects the estimated fair value, at the acquisition date, of contingent future cash payments of up to €90 to the sellers under an “earn-out” provision of the acquisition agreement. We determined the estimated fair value of the contingent consideration using a Monte Carlo simulation, which requires the use of assumptions, such as projected future net sales, discount rates, and volatility rates.
Any contingent consideration earned by the sellers will be payable in cash no earlier than July 2024 and no later than July 2027, depending on when the sellers choose to exercise the right to receive the payment. The amount payable will depend on the achievement of net sales targets for Gin Mare for the latest fiscal year completed prior to the date of exercise by the sellers. The possible payments range from zero to €90 (approximately $89 as of the acquisition date).
At the acquisition date, we also entered into a supply agreement with the sellers for the production and supply of Gin Mare products to us, at market terms, for an initial period of 10 years (subject to subsequent renewal periods).
On January 5, 2023, we acquired the Diplomático and Botucal rum brands through our purchase of (i) 100% of the equity interests of (a) International Rum and Spirits Distributors Unipessoal, Lda., a Portuguese company, (b) Diplomático Branding Unipessoal Lda., a Portuguese company, (c) International Bottling Services, S.A., a Panamanian corporation, and (d) International Rum & Spirits Marketing Solutions, S.L., a Spanish company; and (ii) certain assets of Destilerias Unidas Corp. (the “Diplomático acquisition”). The purchase price of the Diplomático acquisition consisted of cash of $727.

We have preliminarily allocated the purchase price based on management’s estimates and independent valuations as follows:

	Initial Allocation[1]	Adjustments	Updated Allocation
Accounts receivable	$11	$—	$11
Inventories	33	3	36
Other current assets	25	—	25
Property, plant, and equipment	36	2	38
Trademarks and brand names (indefinite-lived)	312	—	312
Goodwill	365	(2)	363
Other assets	—	2	2
Total assets	782	5	787

Accounts payable and accrued expenses	10	3	13
Deferred tax liabilities	45	—	45
Other liabilities	—	2	2
Total liabilities	55	5	60

Net assets acquired	$727	$—	$727
1As reported in Note 14 to our condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2023.
At the acquisition date, we also entered into a supply agreement with the sellers for their production and supply of rum to us, at market terms, for an initial period of 10 years (subject to subsequent renewal periods).
We allocated the purchase price for each acquisition based on preliminary estimates, which we may revise as asset valuations are finalized and we obtain further information on the fair value of liabilities. The primary matters to be finalized consist of the valuation of certain tangible assets and identifiable intangible assets, any related tax effects, and any resulting impact on residual goodwill.
The amounts preliminarily allocated to trademarks and brand names for each acquisition were estimated using the relief-from-royalty method, which requires the use of significant assumptions, such as discount rates and projected future net sales.
Goodwill is calculated as the excess of the purchase price over the fair value of the net identifiable assets acquired. The goodwill recorded for each acquisition is primarily attributable to the value of leveraging our distribution network and brand-building expertise to grow sales of the acquired brands. For the Gin Mare acquisition, we expect none of the preliminary goodwill of $289 to be deductible for tax purposes. For the Diplomático acquisition, we expect $109 of the preliminary goodwill of $363 to be deductible for tax purposes.
Results for Gin Mare and Diplomático have been included in our consolidated financial statements since their acquisition dates. Pro forma results are not presented as the aggregate impact is not material to our consolidated statements of operations.
In connection with the acquisitions, we recognized transaction expenses of $55 during fiscal 2023. The following table shows the classification of the transaction expenses in the accompanying consolidated statement of operations.

2023
Selling, general, and administrative expenses	$11
Other expense (income), net	44
Total transaction expenses	$55
The transaction expenses largely reflect payments made to terminate certain distribution contracts related to the acquired brands.

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
We use currency derivative contracts to limit our exposure to the foreign currency exchange risk that we cannot mitigate internally by using netting strategies. We designate most of these contracts as cash flow hedges of forecasted transactions (expected to occur within three years). We record all changes in the fair value of cash flow hedges in accumulated other comprehensive income (AOCI) until the underlying hedged transaction occurs, when we reclassify that amount into earnings.
Some of our currency derivatives are not designated as hedges because we use them to partially offset the immediate earnings impact of changes in foreign currency exchange rates on existing assets or liabilities. We immediately recognize the change in fair value of these contracts in earnings.
We had outstanding currency derivatives, related primarily to our euro, British pound, and Australian dollar exposures, with notional amounts for all hedged currencies totaling $801 and $747 at April 30, 2022 and 2023, respectively. The maximum term of outstanding derivative contracts was 36 months and 24 months at April 30, 2022 and 2023, respectively.
We also use foreign currency-denominated debt to help manage our foreign currency exchange risk. We designate a portion of those debt instruments as net investment hedges, which are intended to mitigate foreign currency exposure related to non-U.S.-dollar net investments in certain foreign subsidiaries. Any change in value of the designated portion of the hedging instruments is recorded in AOCI, offsetting the foreign currency translation adjustment of the related net investments that is also recorded in AOCI. The amount of foreign currency-denominated debt designated as net investment hedges was $636 and $495 as of April 30, 2022 and 2023, respectively.
At inception, we expect each financial instrument designated as a hedge to be highly effective in offsetting the financial exposure it is designed to mitigate, and we assess hedge-effectiveness continually. If we determine that an instrument is no longer highly effective, we stop designating and accounting for it as a hedge.
We use forward purchase contracts with suppliers to protect against corn price volatility. We expect to take physical delivery of the corn underlying each contract and use it for production over a reasonable period of time. Accordingly, we account for these contracts as normal purchases rather than as derivative instruments.
In the fourth quarter of fiscal 2023, we entered into $350 of interest rate derivative contracts (U.S. Treasury lock agreements) to manage the interest rate risk related to the anticipated issuance of fixed-rate senior unsecured notes. We designated the contracts as cash flow hedges of the future interest payments associated with the anticipated notes. Upon issuance of the 4.75% senior notes in March 2023 (see Note 6), we settled the contracts for a $1 loss. The loss was recorded to AOCI and will be amortized as an addition to interest expense over the life of the 4.75% senior notes.

The following table presents the pre-tax impact that changes in the fair value of our derivative instruments and non-derivative hedging instruments had on AOCI and earnings during each of the last three years:

	Classification in Statement of Operations	2021	2022	2023
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$(78)	$76	$4
Net gain (loss) reclassified from AOCI into earnings	Sales	21	5	37
Net gain (loss) reclassified from AOCI into earnings	Other income (expense), net	—	2	—
Interest rate derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	—	—	(1)
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Sales	(13)	12	(1)
Net gain (loss) recognized in earnings	Other income (expense), net	17	5	16
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	(73)	78	3

Total amounts presented in the accompanying consolidated statements of operations for line items affected by the net gains (losses) shown above:
Sales		4,526	5,081	5,372
Other income (expense), net		15	(59)	(119)
We expect to reclassify $6 of deferred net gains on cash flow hedges recorded in AOCI as of April 30, 2023, to earnings during fiscal 2024. This reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur.
The following table presents the fair values of our derivative instruments as of April 30, 2022 and 2023:

	Balance Sheet Classification	Derivative Assets	Derivative Liabilities
April 30, 2022
Designated as cash flow hedges:
Currency derivatives	Other current assets	$32	$(3)
Currency derivatives	Other assets	20	(1)
Not designated as hedges:
Currency derivatives	Accrued expenses	—	(1)
April 30, 2023
Designated as cash flow hedges:
Currency derivatives	Other current assets	20	(11)
Currency derivatives	Other assets	5	(1)
Currency derivatives	Accrued expenses	—	(1)
Currency derivatives	Other liabilities	—	(1)
Not designated as hedges:
Currency derivatives	Other current assets	3	—
The fair values reflected in the above table are presented on a gross basis. However, as discussed further below, the fair values of those instruments subject to net settlement agreements are presented on a net basis in our balance sheets.
In our statements of cash flows, we classify cash flows related to cash flow hedges in the same category as the cash flows from the hedged items.

Credit risk. We are exposed to credit-related losses if the counterparties to our derivative contracts default. This credit risk is limited to the fair value of the contracts. To manage this risk, we contract only with major financial institutions that have earned investment-grade credit ratings and with whom we have standard International Swaps and Derivatives Association (ISDA) agreements that allow for net settlement of the derivative contracts. Also, we have established counterparty credit guidelines that we monitor regularly. Based on our most recent assessment. we consider our counterparty credit risk to be low.
Our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. The aggregate fair value of all derivatives with creditworthiness requirements that were in a net liability position was $0 and $1 at April 30, 2022 and 2023, respectively.
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
The following table summarizes the gross and net amounts of our derivative contracts:

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet	Net Amounts
April 30, 2022
Derivative assets	$52	$(4)	$48	$(1)	$47
Derivative liabilities	(5)	4	(1)	1	—
April 30, 2023
Derivative assets	28	(12)	16	(1)	15
Derivative liabilities	(14)	12	(2)	1	(1)
No cash collateral was received or pledged related to our derivative contracts as of April 30, 2022 or 2023.
14. Fair Value Measurements
The following table summarizes the assets and liabilities measured or disclosed at fair value on a recurring basis:

	2022		2023
April 30,	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$868	$868	$374	$374
Currency derivatives	48	48	16	16
Liabilities:
Currency derivatives	1	1	2	2
Contingent consideration (Note 12)	—	—	56	56
Short-term borrowings	—	—	235	235
Long-term debt (including current portion)	2,269	2,239	2,678	2,556
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
As discussed in Note 4, we recognized non-cash impairment charges of $52 and $96 related to the Finlandia brand name during fiscal 2022 and 2023, respectively. The impairment charges were based on the estimated fair value of the brand name, which we determined using the relief-from-royalty method. As discussed in Note 12, we used the relief-from-royalty method and the Monte Carlo simulation model to determine fair values in connection with our accounting for business combinations. The fair value measurements determined using these models are categorized as Level 3 within the valuation hierarchy. No other material nonrecurring fair value measurements were required during the periods presented in these financial statements.
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
The following table shows information about our leases as of the end of the last two years:

	Balance Sheet Classification	April 30, 2022	April 30, 2023
Right-of-use assets	Other assets	$74	$84

Lease liabilities:
Current	Accounts payable and accrued expenses	$21	$22
Non-current	Other liabilities	54	63
Total		$75	$85

Weighted-average discount rate		1.8%	3.3%
Weighted-average remaining term		5.0 years	5.1 years

The following table shows information about the effects of leases during each of the last three years:

	2021	2022	2023
Total lease cost[1]	$41	$38	$38
Cash paid for amounts included in the measurement of lease liabilities[2]	26	25	25
Right-of-use assets obtained in exchange for new lease liabilities	25	35	29
1Consists primarily of operating lease cost. Other components of lease cost were not material.
2Classified within operating activities in the accompanying consolidated statements of cash flows.

The following table includes a maturity analysis of future (undiscounted) lease payments and a reconciliation of those payments to the lease liabilities recorded on our balance sheet as of April 30, 2023:

April 30, 2023
2024	$24
2025	19
2026	15
2027	13
2028	9
Thereafter	12
Total lease payments	92
Less: Present value discount	(7)
Lease liabilities	$85

16. Other Comprehensive Income
The following table presents the components of net other comprehensive income (loss) during each of the last three years:

	Pre-Tax	Tax	Net
Year Ended April 30, 2021
Currency translation adjustments:
Net gain (loss) on currency translation	$106	$17	$123
Reclassification to earnings	—	—	—
Other comprehensive income (loss), net	106	17	123
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	(78)	17	(61)
Reclassification to earnings[1]	(21)	6	(15)
Other comprehensive income (loss), net	(99)	23	(76)
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	71	(16)	55
Reclassification to earnings[2]	30	(7)	23
Other comprehensive income (loss), net	101	(23)	78

Total other comprehensive income (loss), net	$108	$17	$125

Year Ended April 30, 2022
Currency translation adjustments:
Net gain (loss) on currency translation	$(42)	$(18)	$(60)
Reclassification to earnings	—	—	—
Other comprehensive income (loss), net	(42)	(18)	(60)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	76	(17)	59
Reclassification to earnings[1]	(7)	1	(6)
Other comprehensive income (loss), net	69	(16)	53
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	67	(16)	51
Reclassification to earnings[2]	34	(8)	26
Other comprehensive income (loss), net	101	(24)	77

Total other comprehensive income (loss), net	$128	$(58)	$70

Year Ended April 30, 2023
Currency translation adjustments:
Net gain (loss) on currency translation	$135	$—	$135
Reclassification to earnings	—	—	—
Other comprehensive income (loss), net	135	—	135
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	3	(1)	2
Reclassification to earnings[1]	(37)	8	(29)
Other comprehensive income (loss), net	(34)	7	(27)
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	(26)	6	(20)
Reclassification to earnings[2]	38	(9)	29
Other comprehensive income (loss), net	12	(3)	9

Total other comprehensive income (loss), net	$113	$4	$117
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

17. Supplemental Information
The following table presents net sales by geography:

	2021	2022	2023
Net sales:
United States	$1,748	$1,917	$1,968
Mexico	150	178	244
Germany	206	228	239
Australia	209	219	221
United Kingdom	205	218	207
Other	943	1,173	1,349
	$3,461	$3,933	$4,228

Net sales are attributed to countries based on where customers are located. See Note 8 for additional information about net sales, including net sales by product category.
Our two largest customers accounted for 19% and 13% of consolidated net sales in 2021; 14% and 12% of consolidated net sales in 2022; and 14% and 12% of consolidated net sales in 2023.
The net book value of property, plant, and equipment located outside the United States was $116 and $204 as of April 30, 2022 and 2023, respectively. Other long-lived assets located outside the United States are not significant.
We have concluded that our business constitutes a single operating segment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) (our principal executive and principal financial officers), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of fiscal 2023. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures: (a) are effective to ensure that information required to be disclosed by the Company in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms; and (b) include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting. Except as described below, there has been no change in our internal control over financial reporting during the quarter ended April 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
We are in the process of implementing our standard control procedures in connection with our acquisitions of Gin Mare and Diplomático, and expect the implementation to be completed during fiscal 2024. As permitted by the SEC staff guidance for newly acquired businesses, our report on internal control over financial reporting as of April 30, 2023, excludes the acquired Gin Mare and Diplomático businesses in order for management to have sufficient time to evaluate and implement our internal control structure over the operations of the Gin Mare and Diplomático businesses.
Management's Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm. Management's report on our internal control over financial reporting as of April 30, 2023, and our independent registered public accounting firm's report on our internal control over financial reporting are set forth in “Item 8. Financial Statements and Supplementary Data.”
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Information on our Executive Officers is included under the caption “Information about Our Executive Officers” in Part I of this report. For the other information required by this item, see the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held July 27, 2023 (“2023 Proxy Statement”), which information is incorporated into this report by reference: (a) “Proposal 1: Election of Directors” (for biographical information on directors and family relationships); (b) “Code of Conduct and Code of Ethics for Senior Financial Officers” (for information on our code of ethics); (c) “Selection of Directors” (for information on the procedures by which security holders may recommend nominees to the Company's Board of Directors); and (d) “Board Committees” (for information on our Audit Committee).
Item 11. Executive Compensation
For the information required by this item, refer to the following sections of our 2023 Proxy Statement, which information is incorporated into this report by reference: (a) “Compensation Discussion and Analysis”; (b) “Compensation Tables”; (c) “Director Compensation”; (d) “Compensation Committee Interlocks and Insider Participation”; (e) “Compensation Committee Report”; (f) “Pay Ratio Disclosure”; and (g) “Pay Versus Performance.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table summarizes information as of April 30, 2023, about our equity compensation plans under which we have made grants of stock options, stock appreciation rights, restricted stock, market value units, performance units, or other equity awards.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights[1]	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights[2]	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans[3]
Equity compensation plans approved by Class A common stockholders	1,399,649	$51.76	11,843,605
1Includes 925,930 Class B common shares to be issued upon exercise of stock-settled stock appreciation rights (SSARs); 144,365 Class B performance-based restricted stock units (PBRSUs); 144,373 Class A PBRSUs; 150,648 Class A common deferred stock units (DSUs); and 34,333 Class B common DSUs issued under the Brown-Forman 2004 or 2013 Omnibus Compensation Plans. SSARs are exercisable for an amount of our common stock with a value equal to the increase in the fair market value of the common stock from the date the SSARs were granted. The fair market value of our common stock at fiscal year-end has been used for the purposes of reporting the number of shares to be issued upon exercise of the 4,009,616 SSARs outstanding at fiscal year-end.
2PBRSUs and DSUs have no exercise price because their value depends on continued employment or service over time, and are to be settled for shares of Class B common stock. Accordingly, these have been disregarded for purposes of computing the weighted-average exercise price.
3Future equity compensation issuances will be made under the 2022 Omnibus Compensation Plan.
For the other information required by this item, refer to the section entitled “Stock Ownership” of our 2023 Proxy Statement, which information is incorporated into this report by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
For the information required by this item, refer to the following sections of our 2023 Proxy Statement, which information is incorporated into this report by reference: (a) “Certain Relationships and Related Transactions”; and (b) “Our Independent Directors.”
Item 14. Principal Accounting Fees and Services
For the information required by this item, refer to the following sections of our 2023 Proxy Statement, which information is incorporated into this report by reference: (a) “Fees Paid to Independent Registered Public Accounting Firm”; and (b) “Audit Committee Pre-Approval Policies and Procedures.”
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

(a)(3) Exhibits:
The following documents are filed with this report:

Exhibit Index
21	Subsidiaries of Brown-Forman Corporation.
23	Consent of Ernst & Young LLP, independent registered public accounting firm.
31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (not considered to be filed).
101	The following materials from Brown-Forman Corporation's Annual Report on Form 10-K for the fiscal year ended April 30, 2023, in Inline XBRL (eXtensible Business Reporting Language) format: (a) Consolidated Statements of Operations, (b) Consolidated Statements of Comprehensive Income, (c) Consolidated Balance Sheets, (d) Consolidated Statements of Cash Flows, (e) Consolidated Statements of Stockholders’ Equity, and (f) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File in Inline XBRL format (included in Exhibit 101).
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

4.7	Form of 1.200% Note due 2026, incorporated into this report by reference to Exhibit 4.5 of Brown-Forman Corporation’s Form 8-K filed on July 8, 2016 (File No. 002-26821).
4.8	Form of 2.600% Note due 2028, incorporated into this report by reference to Exhibit 4.6 of Brown-Forman Corporation’s Form 8-K filed on July 8, 2016 (File No. 002-26821).
4.9	Form of 3.500% Note due 2025, incorporated into this report by reference to Exhibit 4.5 of Brown-Forman Corporation’s Form 8-K filed on March 26, 2018 (File No. 001-00123).
4.10	Form of 3.75% Note due 2043, incorporated into this report by reference to Exhibit 4.6 of Brown-Forman Corporation’s Form 8-K filed on December 12, 2012 (File No. 002-26821).
4.11	Form of 4.00% Note due 2038, incorporated into this report by reference to Exhibit 4.6 of Brown-Forman Corporation’s Form 8-K filed on March 26, 2018 (File No. 001-00123).
4.12	Form of 4.500% Notes due 2045, incorporated into this report by reference to Exhibit 4.5 of Brown-Forman Corporation’s Form 8-K filed on June 29, 2015 (File No. 002-26821).

Exhibit Index
4.13	Form of 4.750% Note due 2033, incorporated into this report by reference to Exhibit 4.5 of Brown-Forman Corporation’s Form 8-K filed on March 23, 2023 (File No. 001-00123).
4.14
Officer’s Certificate dated December 12, 2012, pursuant to Sections 1.01, 2.02, 3.01, and 3.03 of the Indenture dated as of April 2, 2007, as supplemented by the First Supplemental Indenture dated as of December 13, 2010, between Brown-Forman Corporation and U.S. Bank National Association, as Trustee, setting forth the terms of the 3.75% Notes due 2043, incorporated into this report by reference to Exhibit 4.3 of Brown-Forman Corporation’s Form 8-K filed on December 12, 2012 (File No. 002-26821).

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

4.18
Officers’ Certificate, dated March 23, 2023, pursuant to Sections 1.01, 2.02, 3.01, and 3.03 of the Indenture dated April 2, 2007, as supplemented by the First Supplemental Indenture, dated as of December 13, 2010, and the Second Supplemental Indenture, dated as of June 24, 2015, between Brown-Forman Corporation and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as Trustee, setting forth the terms of the 4.750% Notes due 2033, incorporated into this report by reference to Exhibit 4.4 of Brown-Forman Corporation’s Form 8-K filed on March 23, 2023 (File No. 001-00123).

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

10.6
Second Amendment to the Brown-Forman Corporation Amended and Restated Supplemental Executive Retirement Plan, incorporated into this report by reference to Exhibit 10(a) of Brown-Forman Corporation’s Form 10-Q for the quarter ended January 31, 2011, filed on March 9, 2011 (File No. 002-26821).*

10.7
Brown-Forman Corporation Amended and Restated Non-Employee Director Deferred Stock Unit Program, incorporated into this report by reference to Exhibit 10.2 of Brown-Forman Corporation’s Form 8-K filed on July 26, 2013 (File No. 002-26821).*

10.8	Brown-Forman Corporation 2013 Omnibus Compensation Plan, incorporated into this report by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 8-K filed on July 26, 2013 (File No. 002-26821).*
10.9
Form of Employee Stock-Settled Stock Appreciation Right Award Agreement, incorporated into this report by reference to Exhibit 10.3 of Brown-Forman Corporation’s Form 8-K filed on July 26, 2013 (File No. 002-26821).*

10.10
Form of Employee Stock-Settled Stock Appreciation Right Award Agreement, incorporated into this report by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 8-K filed on August 1, 2016 (File No. 001-00123).*

10.11
Fiscal 2021 Form of Performance-Based Restricted Stock Unit Award Agreement (Class A), incorporated into this report by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 10-Q for the quarter ended July 31, 2020, filed on September 2, 2020 (File No. 001-00123).*

Exhibit Index
10.12
Fiscal 2021 Form of Performance-Based Restricted Stock Unit Award Agreement (Class B), incorporated into this report by reference to Exhibit 10.2 of Brown-Forman Corporation’s Form 10-Q for the quarter ended July 31, 2020, filed on September 2, 2020 (File No. 001-00123).*

10.13
First Amendment to Brown-Forman Corporation Amended and Restated Non-Employee Director Deferred Stock Unit Program, incorporated into this report by reference to Exhibit 10.23 of Brown-Forman Corporation’s Form 10-K for the fiscal year ended April 30, 2022, filed on June 17, 2022 (File No. 001-00123).*

10.14
Brown-Forman 2022 Omnibus Compensation Plan, incorporated by reference to Appendix B of Brown-Forman Corporation’s Definitive Proxy Statement for the July 28, 2022 Annual Meeting of Stockholders, filed on June 24, 2022 (File No. 001-00123).

10.15
Securities and Asset Purchase Agreement among Brown-Forman Corporation, and Destillers United Group S.L., and Destilerias Unidas Corp., dated as of October 6, 2022, incorporated by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 10-Q for the quarter ended October 31, 2023, filed on December 7, 2022 (File No. 001-00123).

10.16
Credit Agreement, dated as of January 3, 2023, among Brown-Forman Corporation and certain lenders party thereto, U.S. Bank National Association, as Administrative Agent, Bank of America, N.A., Citibank, N.A. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, The Bank of Nova Scotia, as Documentation Agent, and U.S. Bank National Association, BofA Securities, Inc., Citibank N.A. and JPMorgan Chase Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, incorporated by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 8-K filed on January 5, 2023 (File No. 001-00123).

10.17
Amendment No. 2 to Amended and Restated Five-Year Credit Agreement, dated as of January 3, 2023, among Brown-Forman Corporation, U.S. Bank National Association, as Administrative Agent, and the other lenders party thereto, incorporated into this report by reference to Exhibit 10.2 of Brown-Forman Corporation’s Form 8-K filed on January 5, 2023 (File No. 001-00123).

10.18
Amendment No. 1 to Securities and Asset Purchase Agreement, dated as of January 4, 2023, by and among Brown-Forman Corporation, Destillers United Group S.L., and Destilerias Unidas Corp, incorporated into this report by reference to Exhibit 10.3 of Brown-Forman Corporation’s Form 8-K filed on January 5, 2023 (File No. 001-00123).

10.19
Second Amended and Restated Five-Year Credit Agreement, dated as of May 26, 2023, among Brown-Forman Corporation, any borrowing subsidiaries as may become a party thereto, certain lenders party thereto, and U.S. Bank National Association, as Administrative Agent, incorporated into this report by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 8-K filed on May 30, 2023 (File No. 001-00123).

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
President and Chief Executive Officer
Date: June 16, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on June 16, 2023, as indicated.

Signature	Title
/s/ Campbell P. Brown	Director, Chair of the Board
Campbell P. Brown

/s/ Lawson E. Whiting	Director, President and Chief Executive Officer of the Company
Lawson E. Whiting	(Principal Executive Officer)

/s/ Stuart R. Brown	Director
Stuart R. Brown

/s/ Mark A. Clouse	Director
Mark A. Clouse

/s/ John D. Cook	Director
John D. Cook

/s/ Marshall B. Farrer	Director
Marshall B. Farrer

/s/ Augusta Brown Holland	Director
Augusta Brown Holland

/s/ Michael J. Roney	Director
Michael J. Roney

/s/ Jan E. Singer	Director
Jan E. Singer

Signature	Title
/s/ Tracy L. Skeans	Director
Tracy L. Skeans

/s/ Elizabeth A. Smith	Director
Elizabeth A. Smith

/s/ Michael A. Todman	Director
Michael A. Todman

/s/ Leanne D. Cunningham	Executive Vice President and Chief Financial Officer
Leanne D. Cunningham	(Principal Financial Officer)

/s/ Kelli N. Brown	Senior Vice President and Chief Accounting Officer
Kelli N. Brown	(Principal Accounting Officer)

Brown-Forman Corporation and Subsidiaries
Schedule II – Valuation and Qualifying Accounts
For the Years Ended April 30, 2021, 2022, and 2023
(Expressed in millions)

Col. A	Col. B	Col. C(1)	Col. C(2)	Col. D		Col. E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions		Balance at End of Period
2021
Allowance for doubtful accounts	$11	$—	$—	$4	(1)	$7
Deferred tax valuation allowance	$22	$10	$—	$12		$20
2022
Allowance for doubtful accounts	$7	$7	$—	$1	(1)	$13
Deferred tax valuation allowance	$20	$8	$—	$1		$27
2023
Allowance for doubtful accounts	$13	$—	$—	$6	(1)	$7
Deferred tax valuation allowance	$27	$4	$—	$17		$14

(1)Doubtful accounts written off, net of recoveries.