Form 10-Q
period 2023-07-31
BROWN FORMAN CORP
filed 2023-08-30
CIK 14693

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 25, 2023

Class A Common Stock (voting), $0.15 par value	169,254,084
Class B Common Stock (nonvoting), $0.15 par value	310,135,517

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended
	July 31,
	2022	2023
Sales	$1,288	$1,326
Excise taxes	281	288
Net sales	1,007	1,038
Cost of sales	385	387
Gross profit	622	651
Advertising expenses	110	131
Selling, general, and administrative expenses	175	200
Other expense (income), net	(6)	(7)
Operating income	343	327
Non-operating postretirement expense	—	1
Interest income	(2)	(2)
Interest expense	19	29
Income before income taxes	326	299
Income taxes	77	68
Net income	$249	$231
Earnings per share:
Basic	$0.52	$0.48
Diluted	$0.52	$0.48
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended
	July 31,
	2022	2023
Net income	$249	$231
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(5)	39
Cash flow hedge adjustments	4	(5)
Postretirement benefits adjustments	2	2
Net other comprehensive income (loss)	1	36
Comprehensive income	$250	$267
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except per share amounts)

	April 30, 2023	July 31, 2023
Assets
Cash and cash equivalents	$374	$426
Accounts receivable, less allowance for doubtful accounts of $7 at April 30 and $7 at July 31	855	872
Inventories:
Barreled whiskey	1,262	1,308
Finished goods	509	596
Work in process	321	394
Raw materials and supplies	191	204
Total inventories	2,283	2,502
Assets held for sale	—	135
Other current assets	289	255
Total current assets	3,801	4,190
Property, plant and equipment, net	1,031	1,050
Goodwill	1,457	1,494
Other intangible assets	1,164	1,014
Deferred tax assets	66	67
Other assets	258	271
Total assets	$7,777	$8,086
Liabilities
Accounts payable and accrued expenses	$827	$761
Dividends payable	—	98
Accrued income taxes	22	47
Short-term borrowings	235	389
Liabilities held for sale	—	13
Total current liabilities	1,084	1,308
Long-term debt	2,678	2,687
Deferred tax liabilities	323	324
Accrued pension and other postretirement benefits	171	171
Other liabilities	253	258
Total liabilities	4,509	4,748
Commitments and contingencies
Stockholders’ Equity
Common stock:
Class A, voting, $0.15 par value (170,000,000 shares authorized; 170,000,000 shares issued)	25	25
Class B, nonvoting, $0.15 par value (400,000,000 shares authorized; 314,532,000 shares issued)	47	47
Additional paid-in capital	1	1
Retained earnings	3,643	3,674
Accumulated other comprehensive income (loss), net of tax	(235)	(199)
Treasury stock, at cost (5,215,000 and 5,150,000 shares at April 30 and July 31, respectively)	(213)	(210)
Total stockholders’ equity	3,268	3,338
Total liabilities and stockholders’ equity	$7,777	$8,086
 See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Three Months Ended
	July 31,
	2022	2023
Cash flows from operating activities:
Net income	$249	$231
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	20	21
Stock-based compensation expense	4	4
Deferred income tax provision	3	12
Change in fair value of contingent consideration	—	(7)
Other, net	11	(2)
Changes in assets and liabilities, excluding the effects of business acquisitions:
Accounts receivable	(31)	(15)
Inventories	(101)	(227)
Other current assets	10	30
Accounts payable and accrued expenses	(49)	(53)
Accrued income taxes	45	28
Other operating assets and liabilities	12	16
Cash provided by operating activities	173	38
Cash flows from investing activities:
Additions to property, plant, and equipment	(33)	(49)
Other, net	(1)	5
Cash used for investing activities	(34)	(44)
Cash flows from financing activities:
Net change in short-term borrowings	—	153
Payments of withholding taxes related to stock-based awards	(4)	(4)
Dividends paid	(90)	(99)
Cash provided by (used for) financing activities	(94)	50
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(14)	8
Net increase in cash, cash equivalents, and restricted cash	31	52
Cash, cash equivalents, and restricted cash at beginning of period	874	384
Cash, cash equivalents, and restricted cash at end of period	905	436
Less: Restricted cash (included in other current assets) at end of period	(6)	(10)
Cash and cash equivalents at end of period	$899	$426
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

We suggest that you read these condensed financial statements together with the financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2023 (2023 Form 10-K). We prepared the accompanying financial statements on a basis that is substantially consistent with the accounting principles applied in our 2023 Form 10-K.

2.    Earnings Per Share
We calculate basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share further includes the dilutive effect of stock-based compensation awards. We calculate that dilutive effect using the “treasury stock method” (as defined by GAAP).

The following table presents information concerning basic and diluted earnings per share:

	Three Months Ended
	July 31,
(Dollars in millions, except per share amounts)	2022	2023
Net income available to common stockholders	$249	$231
Share data (in thousands):
Basic average common shares outstanding	479,079	479,353
Dilutive effect of stock-based awards	1,365	1,030
Diluted average common shares outstanding	480,444	480,383

Basic earnings per share	$0.52	$0.48
Diluted earnings per share	$0.52	$0.48

We excluded common stock-based awards for approximately 913,000 shares and 1,285,000 shares from the calculation of diluted earnings per share for the three months ended July 31, 2022 and 2023, respectively. We excluded those awards because they were not dilutive for those periods under the treasury stock method.

3.    Inventories
We value some of our consolidated inventories, including most of our U.S. inventories, at the lower of cost, using the last-in, first-out (LIFO) method or market value. If the LIFO method had not been used, inventories at current cost would have been $429 million higher than reported as of April 30, 2023, and $442 million higher than reported as of July 31, 2023. Changes in the LIFO valuation reserve for interim periods are based on an allocation of the projected change for the entire fiscal year, recognized proportionately over the remainder of the fiscal year.

4.    Goodwill and Other Intangible Assets
The following table shows the changes in goodwill (which includes no accumulated impairment losses) and other intangible assets during the three months ended July 31, 2023:

(Dollars in millions)	Goodwill	Other Intangible Assets
Balance at April 30, 2023	$1,457	$1,164
Purchase accounting adjustment (Note 14)	40	(53)
Reclassification to assets held for sale (Note 15)	(10)	(93)
Foreign currency translation adjustment	7	(4)
Balance at July 31, 2023	$1,494	$1,014

Our other intangible assets consist of trademarks and brand names, all with indefinite useful lives.

5.    Contingencies
We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe it is reasonably possible that these existing loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies were recorded as of July 31, 2023.

6.    Debt
Our long-term debt (net of unamortized discount and issuance costs) consisted of:

(Principal and carrying amounts in millions)	April 30, 2023	July 31, 2023
3.50% senior notes, $300 principal amount, due April 15, 2025	$299	$299
1.20% senior notes, €300 principal amount, due July 7, 2026	330	330
2.60% senior notes, £300 principal amount, due July 7, 2028	375	383
4.75% senior notes, $650 principal amount, due April 15, 2033	642	643
4.00% senior notes, $300 principal amount, due April 15, 2038	295	295
3.75% senior notes, $250 principal amount, due January 15, 2043	248	248
4.50% senior notes, $500 principal amount, due July 15, 2045	489	489
	$2,678	$2,687
Our short-term borrowings consisted of borrowings under our commercial paper program, as follows:

(Dollars in millions)	April 30, 2023	July 31, 2023
Commercial paper (par amount)	$235	$390
Average interest rate	5.17%	5.29%
Average remaining days to maturity	21	14

7.    Stockholders’ Equity
The following table shows the changes in stockholders’ equity during the three months ended July 31, 2022:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2022	$25	$47	$—	$3,242	$(352)	$(225)	$2,737
Net income				249			249
Net other comprehensive income (loss)					1		1
Declaration of cash dividends				(180)			(180)
Stock-based compensation expense			4				4
Stock issued under compensation plans						4	4
Loss on issuance of treasury stock issued under compensation plans			(4)	(4)			(8)
Balance at July 31, 2022	$25	$47	$—	$3,307	$(351)	$(221)	$2,807

The following table shows the changes in stockholders’ equity during the three months ended July 31, 2023:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2023	$25	$47	$1	$3,643	$(235)	$(213)	$3,268
Net income				231			231
Net other comprehensive income (loss)					36		36
Declaration of cash dividends				(197)			(197)
Stock-based compensation expense			4				4
Stock issued under compensation plans						3	3
Loss on issuance of treasury stock issued under compensation plans			(4)	(3)			(7)
Balance at July 31, 2023	$25	$47	$1	$3,674	$(199)	$(210)	$3,338

The following table shows the change in each component of accumulated other comprehensive income (AOCI), net of tax, during the three months ended July 31, 2023:

(Dollars in millions)	Currency Translation Adjustments	Cash Flow Hedge Adjustments	Postretirement Benefits Adjustments	Total AOCI
Balance at April 30, 2023	$(104)	$10	$(141)	$(235)
Net other comprehensive income (loss)	39	(5)	2	36
Balance at July 31, 2023	$(65)	$5	$(139)	$(199)

The following table shows the cash dividends declared per share on our Class A and Class B common stock during the three months ended July 31, 2023:

Declaration Date	Record Date	Payable Date	Amount per Share
May 25, 2023	June 8, 2023	July 3, 2023	$0.2055
July 27, 2023	September 5, 2023	October 2, 2023	$0.2055

8.    Net Sales
The following table shows our net sales by geography:

	Three Months Ended
	July 31,
(Dollars in millions)	2022	2023
United States	$482	$442
Developed International[1]	294	310
Emerging[2]	176	223
Travel Retail[3]	38	43
Non-branded and bulk[4]	17	20
Total	$1,007	$1,038

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
4Includes net sales of used barrels, contract bottling services, and non-branded bulk whiskey and wine, regardless of customer location.

The following table shows our net sales by product category:

	Three Months Ended
	July 31,
(Dollars in millions)	2022	2023
Whiskey[1]	$707	$697
Ready-to-Drink[2]	126	138
Tequila[3]	70	81
Wine[4]	46	41
Vodka[5]	23	26
Non-branded and bulk[6]	17	20
Rest of portfolio[7]	18	35
Total	$1,007	$1,038

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
4Includes Korbel California Champagne and Sonoma-Cutrer wines.
5Includes Finlandia.
6Includes net sales of used barrels, contract bottling services, and non-branded bulk whiskey and wine.
7Includes Chambord, Gin Mare, Korbel Brandy, Diplomático, and Fords Gin.

9.    Pension Costs
The following table shows the components of the net cost recognized for our U.S. pension plans. Similar information for other defined benefit plans is not presented due to immateriality.

	Three Months Ended
	July 31,
(Dollars in millions)	2022	2023
Service cost	$5	$5
Interest cost	8	8
Expected return on plan assets	(11)	(10)
Amortization of net actuarial loss	3	2
Net cost	$5	$5

10.    Income Taxes
Our consolidated interim effective tax rate is based on our expected annual operating income, statutory tax rates, and income tax laws in the various jurisdictions where we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the fiscal quarter in which the related event or a change in judgment occurs. The expected effective tax rate on ordinary income for the fiscal year is 21.5%, which is greater than the U.S. federal statutory rate of 21.0%, due to the effects of foreign operations and state taxes, partially offset by the impact of the foreign-derived intangible income deduction.

The effective tax rate of 22.9% for the three months ended July 31, 2023, is higher than the expected tax rate of 21.5% on ordinary income for the full fiscal year, primarily due to the impact of tax rate changes, which is partially offset by increased contingent tax liabilities and the reversal of a valuation allowance in the current period. The effective tax rate of 22.9% for the three months ended July 31, 2023, was lower than the effective tax rate of 23.6% for the same period last year, primarily due to decreased impact of state taxes, less benefit for the reversal of valuation allowances in the current period, and the beneficial impact of the foreign-derived intangible income deduction, which was partially offset by the impact of tax rate changes.

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

We use currency derivative contracts to limit our exposure to the foreign currency exchange rate risk that we cannot mitigate internally by using netting strategies. We designate most of these contracts as cash flow hedges of forecasted transactions (expected to occur within two years). We record all changes in the fair value of cash flow hedges in AOCI until the underlying hedged transaction occurs, at which time we reclassify that amount to earnings.

Some of our currency derivatives are not designated as hedges because we use them to partially offset the immediate earnings impact of changes in foreign currency exchange rates on existing assets or liabilities. We immediately recognize the change in fair value of these contracts in earnings.

We had outstanding currency derivatives, related primarily to our euro, British pound, and Australian dollar exposures, with notional amounts for all hedged currencies totaling $747 million at April 30, 2023, and $692 million at July 31, 2023. The maximum term of outstanding derivative contracts was 24 months at both April 30, 2023 and July 31, 2023.

We also use foreign currency-denominated debt instruments to help manage our foreign currency exchange rate risk. We designate a portion of those debt instruments as net investment hedges, which are intended to mitigate foreign currency exposure related to non-U.S. dollar net investments in certain foreign subsidiaries. Any change in value of the designated portion of the hedging instruments is recorded in AOCI, offsetting the foreign currency translation adjustment of the related net investments that is also recorded in AOCI. The amount of foreign currency-denominated debt instruments designated as net investment hedges was $495 million at April 30, 2023, and $503 million at July 31, 2023.

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

The following table presents the pre-tax impact that changes in the fair value of our derivative instruments and non-derivative hedging instruments had on AOCI and earnings:

		Three Months Ended
		July 31,
(Dollars in millions)	Classification	2022	2023
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$14	$(4)
Net gain (loss) reclassified from AOCI into earnings	Sales	8	3
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Sales	$5	$(2)
Net gain (loss) recognized in earnings	Other income (expense), net	1	7
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	$20	$(8)

Total amounts presented in the accompanying condensed consolidated statements of operations for line items affected by the net gains (losses) shown above:
Sales		$1,288	$1,326
Other income (expense), net		6	7

We expect to reclassify $2 million of deferred net gains on cash flow hedges recorded in AOCI as of July 31, 2023 to earnings during the next 12 months. This reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur.

The following table presents the fair values of our derivative instruments:

		April 30, 2023		July 31, 2023
(Dollars in millions)	Classification	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Designated as cash flow hedges:
Currency derivatives	Other current assets	$20	$(11)	$15	$(11)
Currency derivatives	Other assets	5	(1)	2	(1)
Currency derivatives	Accrued expenses	—	(1)	2	(2)
Currency derivatives	Other liabilities	—	(1)	—	(1)
Not designated as hedges:
Currency derivatives	Other current assets	3	—	3	—

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

Our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. The aggregate fair value of our derivatives with creditworthiness requirements that were in a net liability position was $1 million at April 30, 2023, and $1 million at July 31, 2023.

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

The following table summarizes the gross and net amounts of our derivative contracts:

(Dollars in millions)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet	Net Amounts
April 30, 2023
Derivative assets	$28	$(12)	$16	$(1)	$15
Derivative liabilities	(14)	12	(2)	1	(1)
July 31, 2023
Derivative assets	22	(14)	8	—	8
Derivative liabilities	(15)	14	(1)	—	(1)

No cash collateral was received or pledged related to our derivative contracts as of April 30, 2023, or July 31, 2023.

12.    Fair Value Measurements
The following table summarizes the assets and liabilities measured or disclosed at fair value on a recurring basis:

	April 30, 2023		July 31, 2023
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$374	$374	$426	$426
Currency derivatives, net	16	16	8	8
Liabilities
Currency derivatives, net	2	2	1	1
Short-term borrowings	235	235	389	389
Long-term debt	2,678	2,556	2,687	2,507
Contingent consideration (Note 14)	63	63	55	55

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

We determine the fair value of our contingent consideration liability using a Monte Carlo simulation model, which requires the use of Level 3 inputs, such as projected future net sales, discount rates, and volatility rates. Changes in any of these Level 3 inputs could result in material changes to the fair value of the contingent consideration and could materially impact the amount of noncash expense (or income) recorded each reporting period.

The following table shows the changes in our contingent consideration liability during the three months ended July 31, 2023:

(Dollars in millions)
Balance at April 30, 2023	$63
Purchase accounting adjustment (Note 14)	(1)
Change in fair value[1]	(7)
Balance at July 31, 2023	$55
1Classified as “other expense (income), net” in the accompanying condensed consolidated statement of operations.

See Note 14 for additional information about the contingent consideration liability.

We measure some assets and liabilities at fair value on a nonrecurring basis. That is, we do not measure them at fair value on an ongoing basis, but we do adjust them to fair value in some circumstances (for example, when we determine that an asset is impaired). No material nonrecurring fair value measurements were required during the periods presented in these financial statements.

13.    Other Comprehensive Income
The following table shows the components of net other comprehensive income (loss):

	Three Months Ended			Three Months Ended
	July 31, 2022			July 31, 2023
(Dollars in millions)	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Currency translation adjustments:
Net gain (loss) on currency translation	$(1)	$(4)	$(5)	$37	$2	$39
Reclassification to earnings	—	—	—	—	—	—
Other comprehensive income (loss), net	(1)	(4)	(5)	37	2	39
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	14	(4)	10	(4)	1	(3)
Reclassification to earnings[1]	(8)	2	(6)	(3)	1	(2)
Other comprehensive income (loss), net	6	(2)	4	(7)	2	(5)
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	—	—	—	—	—	—
Reclassification to earnings[2]	3	(1)	2	2	—	2
Other comprehensive income (loss), net	3	(1)	2	2	—	2

Total other comprehensive income (loss), net	$8	$(7)	$1	$32	$4	$36
1Pre-tax amount for each period is classified as sales in the accompanying condensed consolidated statements of operations.
2Pre-tax amount for each period is classified as non-operating postretirement expense in the accompanying condensed consolidated statements of operations.

14.    Acquisitions
During the first quarter of fiscal 2024, we updated the preliminary purchase price allocations for our Gin Mare and Diplomático acquisitions, both of which we acquired during the third quarter of fiscal 2023. Each acquisition was accounted for as a business combination.

On November 3, 2022, we acquired the Gin Mare and Gin Mare Capri brands through our purchase of 100% of the equity interests of Gin Mare Brand, S.L.U., a Spanish company, and Mareliquid Vantguard, S.L.U., a Spanish company (the “Gin Mare acquisition”). The purchase price of the Gin Mare acquisition was $523 million, which consisted of $468 million in cash paid at the acquisition date plus contingent consideration of $55 million. The purchase price for the Gin Mare acquisition decreased by $1 million as a result of certain fair value adjustments to the contingent consideration made during the first quarter of fiscal 2024, which were primarily a result of changes in the discount rates used to calculate the fair value as of the acquisition date.

We have preliminarily allocated the purchase price based on management’s estimates and independent valuations as follows:

(Dollars in millions)	Prior Allocation[1]	Adjustments	Updated Allocation
Trademarks and brand names (indefinite-lived)	$307	$(24)	$283
Goodwill	289	17	306
Total assets	596	(7)	589

Deferred tax liabilities	72	(6)	66

Net assets acquired	$524	$(1)	$523
1As reported in Note 12 to our consolidated financial statements in our 2023 Form 10-K.

The adjustments to the Gin Mare purchase price allocation reflect revised valuations for the trademarks and brand names, which were driven by an increase in the discount rates used to calculate fair values as of the acquisition date, partially offset by higher projections of future cash flows.

The contingent consideration of $55 million reflects the estimated fair value, at the acquisition date, of contingent future cash payments of up to €90 million to the sellers under an “earn-out” provision of the acquisition agreement. We determined the estimated fair value of the contingent consideration using a Monte Carlo simulation, which requires the use of assumptions, such as projected future net sales, discount rates, and volatility rates.

Any contingent consideration earned by the sellers will be payable in cash no earlier than July 2024 and no later than July 2027, depending on when the sellers choose to exercise the right to receive the payment. The amount payable will depend on the achievement of net sales targets for Gin Mare for the latest fiscal year completed prior to the date of exercise by the sellers. The possible payments range from zero to €90 million (approximately $89 million as of the acquisition date).

At the acquisition date, we also entered into a supply agreement with the sellers for the production and supply of Gin Mare products to us, at market terms, for an initial period of 10 years (subject to subsequent renewal periods).

On January 5, 2023, we acquired the Diplomático and Botucal rum brands through our purchase of (i) 100% of the equity interests of (a) International Rum and Spirits Distributors Unipessoal, Lda., a Portuguese company, (b) Diplomático Branding Unipessoal Lda., a Portuguese company, (c) International Bottling Services, S.A., a Panamanian corporation, and (d) International Rum & Spirits Marketing Solutions, S.L., a Spanish company; and (ii) certain assets of Destilerias Unidas Corp. (the “Diplomático acquisition”). The purchase price of the Diplomático acquisition consisted of cash of $723 million (net of a post-closing working capital adjustment of $4 million).

We have preliminarily allocated the purchase price based on management’s estimates and independent valuations as follows:

(Dollars in millions)	Prior Allocation[1]	Adjustments	Updated Allocation
Accounts receivable	$11	$—	$11
Inventories	36	(2)	34
Other current assets	25	—	25
Property, plant, and equipment	38	—	38
Trademarks and brand names (indefinite-lived)	312	(29)	283
Goodwill	363	23	386
Other assets	2	—	2
Total assets	787	(8)	779

Accounts payable and accrued expenses	13	1	14
Deferred tax liabilities	45	(5)	40
Other liabilities	2	—	2
Total liabilities	60	(4)	56

Net assets acquired	$727	$(4)	$723
1As reported in Note 12 to our consolidated financial statements in our 2023 Form 10-K.

The adjustments made to the Diplomático purchase price allocation reflect revised valuations for the trademarks and brand names, which were driven by an increase in the discount rates used to calculate fair values as of the acquisition date, partially offset by higher projections of future cash flows. The adjustments also reflect certain other immaterial net working capital adjustments.

At the acquisition date, we also entered into a supply agreement with the sellers for their production and supply of rum to us, at market terms, for an initial period of 10 years (subject to subsequent renewal periods).

We allocated the purchase price for each acquisition based on preliminary estimates, which we may further revise as asset valuations are finalized and we obtain further information on the fair value of liabilities. The primary matters to be finalized consist of the valuation of certain tangible assets and identifiable intangible assets, any related tax effects, and any resulting impact on residual goodwill.

The amounts preliminarily allocated to trademarks and brand names for each acquisition were estimated using the relief-from royalty method, which requires the use of significant assumptions, such as discount rates and projected future net sales.

Goodwill is calculated as the excess of the purchase price over the fair value of the net identifiable assets acquired. The goodwill recorded for each acquisition is primarily attributable to the value of leveraging our distribution network and brand-building expertise to grow sales of the acquired brands. For the Gin Mare acquisition, we expect none of the preliminary goodwill of $306 million to be deductible for tax purposes. For the Diplomático acquisition, we expect $108 million of the preliminary goodwill of $386 million to be deductible for tax purposes.

15.    Assets Held for Sale
During the quarter ended July 31, 2023, we reached an agreement to sell our Finlandia vodka business to Coca-Cola HBC AG (“CCH”) for $220 million in cash, subject to adjustments related to inventory and other working capital items. The net carrying amount of the related business assets and liabilities as of July 31, 2023, was $122 million and consisted of the following:

(Dollars in millions)	July 31, 2023
Accounts receivable	$1
Inventories	28
Other current assets	1
Trademarks and brand names	93
Goodwill	10
Deferred tax assets	2
Total assets held for sale	135

Accounts payable and accrued expenses	12
Accrued income taxes	1
Total liabilities held for sale	13

Net assets held for sale	$122
The total carrying amounts of the assets and liabilities held for sale are presented as separate line items in the condensed consolidated balance sheet as of July 31, 2023. The carrying amounts of inventory and other working capital items included in the amounts presented as held for sale are subject to change until the closing date of the sale to CCH, which is expected to occur by December 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with both our unaudited Condensed Consolidated Financial Statements and related notes included in Part I, Item 1 of this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended April 30, 2023 (2023 Form 10-K). Note that the results of operations for the three months ended July 31, 2023, are not necessarily indicative of future or annual results. In this Item, “we,” “us,” “our,” “Brown-Forman,” and the “Company” refer to Brown-Forman Corporation and its consolidated subsidiaries, collectively.

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
“Organic change” in measures of statements of operations. We present changes in certain measures, or line items, of the statements of operations that are adjusted to an “organic” basis. We use “organic change” for the following measures: (a) organic net sales; (b) organic cost of sales; (c) organic gross profit; (d) organic advertising expenses; (e) organic selling, general, and administrative (SG&A) expenses; (f) organic other expense (income) net; (g) organic operating expenses1; and (h) organic operating income. To calculate these measures, we adjust, as applicable, for (1) acquisitions and divestitures and (2) foreign exchange. We explain these adjustments below.
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
This adjustment removes the transaction, transition, and integration costs related to the acquisitions and operating activity for Gin Mare and Diplomático, for the non-comparable period, which is activity in the first quarter of fiscal 2024. We believe that these adjustments allow for us to better understand our organic results on a comparable basis.
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
We use the non-GAAP measure “organic change,” along with other metrics, to: (a) understand our performance from period to period on a consistent basis; (b) compare our performance to that of our competitors; (c) calculate components of management incentive compensation; (d) plan and forecast; and (e) communicate our financial performance to the Board of Directors, stockholders, and investment community. We provide reconciliations of the “organic change” in certain line items of the statements of operations to their nearest GAAP measures in the tables under “Results of Operations - Fiscal 2024 Year-to-Date Highlights” and “Results of Operations - Year-Over-Year Period Comparisons.” We have consistently applied the adjustments within our reconciliations in arriving at each non-GAAP measure. We believe these non-GAAP measures are useful to readers and investors because they enhance the understanding of our historical financial performance and comparability between periods.

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
Geographic Aggregations.
In “Results of Operations - Fiscal 2024 Market Highlights,” we provide supplemental information for our top markets ranked by percentage of reported net sales. In addition to markets listed by country name, we include the following aggregations:
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
Brand Aggregations.
In “Results of Operations - Fiscal 2024 Brand Highlights,” we provide supplemental information for our top brands ranked by percentage of reported net sales. In addition to brands listed by name, we include the following aggregations outlined below.
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

•Our substantial dependence upon the continued growth of the Jack Daniel's family of brands
•Substantial competition from new entrants, consolidations by competitors and retailers, and other competitive activities, such as pricing actions (including price reductions, promotions, discounting, couponing, or free goods), marketing, category expansion, product introductions, or entry or expansion in our geographic markets or distribution networks
•Route-to-consumer changes that affect the timing of our sales, temporarily disrupt the marketing or sale of our products, or result in higher fixed costs
•Disruption of our distribution network or inventory fluctuations in our products by distributors, wholesalers, or retailers
•Changes in consumer preferences, consumption, or purchase patterns – particularly away from larger producers in favor of small distilleries or local producers, or away from brown spirits, our premium products, or spirits generally, and our ability to anticipate or react to them; further legalization of marijuana; bar, restaurant, travel, or other on-premise declines; shifts in demographic or health and wellness trends; or unfavorable consumer reaction to new products, line extensions, package changes, product reformulations, or other product innovation
•Production facility, aging warehouse, or supply chain disruption
•Imprecision in supply/demand forecasting
•Higher costs, lower quality, or unavailability of energy, water, raw materials, product ingredients, or labor
•Risks associated with acquisitions, dispositions, business partnerships, or investments – such as acquisition integration, termination difficulties or costs, or impairment in recorded value
•Impact of health epidemics and pandemics, and the risk of the resulting negative economic impacts and related governmental actions
•Unfavorable global or regional economic conditions and related economic slowdowns or recessions, low consumer confidence, high unemployment, weak credit or capital markets, budget deficits, burdensome government debt, austerity measures, higher interest rates, higher taxes, political instability, higher inflation, deflation, lower returns on pension assets, or lower discount rates for pension obligations
•Product recalls or other product liability claims, product tampering, contamination, or quality issues
•Negative publicity related to our company, products, brands, marketing, executive leadership, employees, Board of Directors, family stockholders, operations, business performance, or prospects
•Failure to attract or retain key executive or employee talent
•Risks associated with being a U.S.-based company with a global business, including commercial, political, and financial risks; local labor policies and conditions; protectionist trade policies, or economic or trade sanctions, including additional retaliatory tariffs on American whiskeys and the effectiveness of our actions to mitigate the negative impact on our margins, sales, and distributors; compliance with local trade practices and other regulations; terrorism, kidnapping, extortion, or other types of violence; and health pandemics
•Failure to comply with anti-corruption laws, trade sanctions and restrictions, or similar laws or regulations
•Fluctuations in foreign currency exchange rates, particularly a stronger U.S. dollar
•Changes in laws, regulatory measures, or governmental policies, especially those affecting production, importation, marketing, labeling, pricing, distribution, sale, or consumption of our beverage alcohol products
•Tax rate changes (including excise, corporate, sales or value-added taxes, property taxes, payroll taxes, import and export duties, and tariffs) or changes in related reserves, changes in tax rules or accounting standards, and the unpredictability and suddenness with which they can occur
•Decline in the social acceptability of beverage alcohol in significant markets
•Significant additional labeling or warning requirements or limitations on availability of our beverage alcohol products
•Counterfeiting and inadequate protection of our intellectual property rights
•Significant legal disputes and proceedings, or government investigations
•Cyber breach or failure or corruption of our key information technology systems or those of our suppliers, customers, or direct and indirect business partners, or failure to comply with personal data protection laws
•Our status as a family “controlled company” under New York Stock Exchange rules, and our dual-class share structure
For further information on these and other risks, please see the risks and uncertainties described in Part I, Item 1A. Risk Factors of our 2023 Form 10-K and those described from time to time in our future reports filed with the Securities and Exchange Commission (SEC).

Overview
For the three months ended July 31, 2023, we experienced broad-based reported net sales growth across emerging and developed international markets, and the Travel Retail channel, partially offset by declines in the United States. Declines in the United States reflect an estimated net decrease in distributor inventories, partially due to cycling against a significant inventory rebuild during the same period last year as we continued to recover from supply chain disruptions.
Fiscal 2024 Year-to-Date Highlights
•We delivered reported net sales of $1.0 billion for the three months ended July 31, 2023, an increase of 3% compared to the same period last year. The increase was driven by favorable price/mix and the acquisitions of Gin Mare and Diplomático, partially offset by lower volumes and the negative effect of foreign exchange. An estimated net decrease in distributor inventories negatively impacted reported net sales.
◦From a brand perspective, reported net sales growth was driven by the acquisitions of Gin Mare and Diplomático, and the growth of New Mix, JDTA, and el Jimador, partially offset by declines of Woodford Reserve and Gentleman Jack.
◦From a geographic perspective, emerging markets, developed international markets, and the Travel Retail channel all contributed meaningfully to reported net sales growth. This growth was partially offset by declines in the United States.
•We delivered reported gross profit of $0.7 billion for the three months ended July 31, 2023, an increase $29 million, or 5%, compared to the same period last year. Gross margin increased 0.9 percentage points to 62.7% from 61.8% in the same period last year. The increase in gross margin was driven by favorable price/mix, lower supply chain disruption related costs, and lower tariff-related costs, partially offset by higher input costs and the negative effect of foreign exchange.
•We delivered reported operating income of $327 million for the three months ended July 31, 2023, a decrease of 4% compared to the same period last year reflecting higher operating expenses, partially offset by higher gross margin.
•We delivered diluted earnings per share of $0.48, a decrease of 7% from the $0.52 reported for the same period last year, driven primarily by the decrease in reported operating income and higher interest expense.

Summary of Operating Performance
	Three Months Ended July 31,
(Dollars in millions)	2022	2023	Reported Change		Organic Change[1]
Net sales	$1,007	$1,038	3%		2%
Cost of sales	385	387	1%		(3%)
Gross profit	622	651	5%		5%
Advertising	110	131	19%		14%
SG&A	175	200	14%		12%
Other expense (income), net	(6)	(7)	nm4		nm4
Operating income	343	327	(4%)		(6%)

Total operating expenses[2]	$279	$324	16%		19%

As a percentage of net sales[3]
Gross profit	61.8%	62.7%	0.9	pp
Operating income	34.0%	31.5%	(2.5)	pp
Non-operating postretirement expense	$—	$1	nm4
Interest expense, net	$17	$27	68%
Effective tax rate	23.6%	22.9%	(0.7)	pp
Diluted earnings per share	$0.52	$0.48	(7%)
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
4Percentage change is not meaningful.

Results of Operations – Fiscal 2024 Year-to-Date Highlights
Market Highlights
The following table provides supplemental information for our largest markets. We discuss results of the markets most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the three months ended July 31, 2023 compared to the same period last year.

Top Markets
Three months ended July 31, 2023	Net Sales % Change vs. 2023
Geographic area[1]	Reported	Acquisitions and Divestitures	Foreign Exchange	Organic[2]
United States	(8%)	(1%)	—%	(9%)
Developed International	5%	(4%)	(1%)	—%
Germany	7%	(1%)	(2%)	4%
Australia	(14%)	—%	2%	(13%)
United Kingdom	21%	(1%)	(6%)	15%
France	5%	—%	(2%)	3%
Canada	(3%)	—%	2%	(1%)
Japan	(83%)	—%	(4%)	(88%)
Rest of Developed International	23%	(16%)	(1%)	7%
Emerging	27%	(1%)	5%	32%
Mexico	44%	—%	(20%)	24%
Poland	22%	(1%)	—%	22%
Brazil	22%	—%	(4%)	18%
Rest of Emerging	20%	(1%)	22%	41%
Travel Retail	13%	(3%)	(1%)	9%
Non-branded and bulk	21%	—%	—%	21%
Total	3%	(2%)	1%	2%
Note: Results may differ due to rounding

1See “Definitions” above for definitions of market aggregations presented here.
2See “Non-GAAP Financial Measures” above for details on our use of “organic change” in net sales, including how we calculate this measure and why we believe this information is useful to readers.

The United States’ reported net sales decreased 8% driven by lower volumes reflecting an estimated net decrease in distributor inventories, partially offset by higher prices across our portfolio led by JDTW. The estimated net decrease in distributor inventories was partially due to cycling against the significant inventory rebuild during the same period last year driven by the recovery from supply chain disruptions.
Developed International
•Germany’s reported net sales increased 7% driven by higher volumes and prices of JD RTDs, the positive effect of foreign exchange, and the acquisition of Gin Mare.
•Australia’s reported net sales declined 14% driven by lower volumes of JD RTDs and JDTW, partially offset by higher prices for JD RTDs.
•The United Kingdom’s reported net sales increased 21% driven by higher volumes of JDTW, largely reflecting buy-in ahead of an upcoming excise tax increase, and the positive effect of foreign exchange, partially offset by lower volumes of Jack Daniel’s & Cola. The decline for Jack Daniel’s & Cola, which we previously distributed, was due to the introduction of the Jack Daniel’s & Coca-Cola RTD that we do not distribute in this market.
•France’s reported net sales increased 5% driven by higher prices across the Jack Daniel’s family of brands and the positive effect of foreign exchange, partially offset by lower volumes for the Jack Daniel’s family of brands.

•Japan’s reported net sales declined 83% driven by lower volumes of JDTW due to an estimated net decrease in distributor inventories following the significant inventory build in the second half of fiscal 2023. During the first quarter of fiscal 2024, we announced plans to distribute our own brands in Japan, effective April 1, 2024.
•Reported net sales in the Rest of Developed International increased 23% driven by the acquisitions of Gin Mare and Diplomático and the launch of JDTA in Korea.
Emerging
•Mexico’s reported net sales increased 44% driven by higher volumes and prices of New Mix and the positive effect of foreign exchange.
•Poland’s reported net sales increased 22% driven by higher volumes and prices of JDTW.
•Brazil’s reported net sales increased 22% led by higher volumes of JDTA and JDTH, partially offset by lower JDTW volumes reflecting an estimated net decrease in distributor inventories.
•Reported net sales in the Rest of Emerging increased 20% led by JDTW growth in the United Arab Emirates and Türkiye, and JDTH growth in Türkiye, partially offset by the negative effect of foreign exchange (reflecting the strengthening of the dollar primarily against the Turkish lira). An estimated net increase in distributor inventories positively impacted reported net sales.
Travel Retail’s reported net sales increased 13% driven primarily by higher volumes of Woodford Reserve and the acquisitions of Gin Mare and Diplomático, partially offset by lower volumes of JDTH.
Non-branded and bulk’s reported net sales increased 21% driven by higher prices for used barrels.

Brand Highlights
The following table provides supplemental information for our largest brands. We discuss results of the brands most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the three months ended July 31, 2023 compared to the same period last year.

Major Brands
Three months ended July 31, 2023	Net Sales % Change vs 2023
Product category / brand family / brand[1]	Reported	Acquisitions and Divestitures	Foreign Exchange	Organic[2]
Whiskey	(1%)	—%	2%	—%
JDTW	—%	—%	3%	2%
JDTH	(1%)	—%	—%	—%
Gentleman Jack	(16%)	—%	4%	(13%)
JDTF	(19%)	—%	1%	(19%)
JDTA	49%	—%	3%	52%
Woodford Reserve	(9%)	—%	—%	(8%)
Old Forester	(9%)	—%	—%	(9%)
Rest of Whiskey	8%	—%	—%	8%
Ready-to-Drink	9%	—%	(4%)	5%
JD RTD/RTP	—%	—%	(1%)	—%
New Mix	52%	—%	(21%)	32%
Tequila	15%	—%	(3%)	12%
Herradura	1%	—%	(4%)	(3%)
el Jimador	27%	—%	(1%)	26%
Wine	(12%)	—%	—%	(12%)
Vodka (Finlandia)	13%	—%	2%	15%
Rest of Portfolio	97%	(97%)	5%	5%
Non-branded and bulk	21%	—%	—%	21%
Note: Results may differ due to rounding

1See “Definitions” above for definitions of brand aggregations presented here.
2See “Non-GAAP Financial Measures” above for details on our use of “organic change” in net sales, including how we calculate this measure and why we believe this information is useful to readers.

Whiskey
•Reported net sales for JDTW were flat reflecting higher prices, led by the United States, and higher volumes in the United Arab Emirates and the United Kingdom, offset by lower volumes in Sub-Saharan Africa, Japan, and the United States along with the negative effect of foreign exchange. An estimated net decrease in distributor inventories negatively impacted reported net sales.
•Reported net sales for JDTH decreased 1% driven by volumetric declines led by the United States, largely reflecting an estimated net decrease in distributor inventories, largely offset by higher prices.
•Reported net sales for Gentleman Jack decreased 16% driven by declines in the United States, due primarily to an estimated net decrease in distributor inventories, partially offset by higher volumes in emerging markets.
•Reported net sales for JDTF decreased 19% driven by declines in the United States reflecting an estimated net decrease in distributor inventories.
•Reported net sales for JDTA increased 49% driven by the product launch in Korea and higher volumes in Brazil.
•Woodford Reserve’s reported net sales decreased 9% driven by lower volumes in the United States, reflecting an estimated net decrease in distributor inventories, partially offset by gains in Travel Retail and emerging markets.

•Old Forester’s reported net sales decreased 9% driven by lower volumes in the United States, reflecting an estimated net decrease in distributor inventories.
•Reported net sales for Rest of Whiskey increased 8% driven by the growth of our other super-premium Jack Daniel's expressions.
Ready-to-Drink
•Reported net sales for the JD RTD/RTP brands were flat as the launch of the Jack Daniel’s & Coca-Cola RTD was offset by lower volumes of Jack Daniel’s & Cola.
•New Mix grew reported net sales 52% fueled by higher volumes and prices in Mexico and the positive effect of foreign exchange.
Tequila
•Herradura’s reported net sales increased 1% as the positive effect of foreign exchange was largely offset by lower volumes led by the United States, reflecting an estimated net decrease in distributor inventories.
•el Jimador’s reported net sales increased 27% driven by higher prices, led by the United States, and higher volumes in Colombia.
Reported net sales for our Wines declined 12% due to lower volumes of Korbel California Champagne and Sonoma-Cutrer in the United States, driven by an estimated net decrease in distributor inventories.
Vodka (Finlandia) reported net sales increased 13% driven by higher volumes in Ukraine and the United Arab Emirates and higher prices in Poland.
Reported net sales for Rest of Portfolio increased 97% largely driven by the acquisitions of Gin Mare and Diplomático.
Non-branded and bulk’s reported net sales increased 21% driven by higher prices for used barrels.

Year-Over-Year Period Comparisons

Net Sales
	3 Months
Percentage change versus the prior year period ended July 31	Volume	Price/mix	Total
Change in reported net sales	(3%)	6%	3%
Acquisitions and divestitures	(1%)	(1%)	(2%)
Foreign exchange	—%	1%	1%
Change in organic net sales	(4%)	6%	2%
Note: Results may differ due to rounding
For the three months ended July 31, 2023, reported net sales were $1.0 billion, an increase of $31 million, or 3%, compared to the same period last year driven by favorable price/mix and the acquisitions of Gin Mare and Diplomático, partially offset by lower volumes and the negative effect of foreign exchange. Price/mix reflects higher prices across much of our portfolio led by JDTW. Lower volumes were driven primarily by an estimated net decrease in distributor inventories in the United States and JD RTDs declines in the United Kingdom and Australia. See “Results of Operations - Fiscal 2024 Year-to-Date Highlights” above for further details on net sales for the three months ended July 31, 2023.

Cost of Sales
	3 Months
Percentage change versus the prior year period ended July 31	Volume	Cost/mix	Total
Change in reported cost of sales	(3%)	4%	1%
Acquisitions and divestitures	(1%)	(2%)	(2%)
Foreign exchange	—%	(1%)	(1%)
Change in organic cost of sales	(4%)	1%	(3%)
Note: Results may differ due to rounding
For the three months ended July 31, 2023, reported cost of sales were $0.4 billion, an increase of $2 million, or 1%, compared to the same period last year. Cost/mix reflects the acquisitions of Gin Mare and Diplomático and input cost inflation, partially offset by lower supply chain disruption related costs and lower tariff-related costs. Lower volumes were driven primarily by an estimated net decrease in distributor inventories in the United States and JD RTDs declines in the United Kingdom and Australia.

Gross Profit
Percentage change versus the prior year period ended July 31	3 Months
Change in reported gross profit	5%
Acquisitions and divestitures	(1%)
Foreign exchange	2%
Change in organic gross profit	5%
Note: Results may differ due to rounding

Gross Margin
For the period ended July 31	3 Months
Prior year gross margin	61.8%
Price/mix	2.5%
Cost (excluding tariffs)	(1.0)%
Acquisitions and divestitures	(0.3%)
Tariffs[1]	0.4%
Foreign exchange	(0.6%)
Change in gross margin	0.9%
Current year gross margin	62.7%
Note: Results may differ due to rounding	—

[1]“Tariffs” include the combined effect of tariff-related costs, whether arising as a reduction of reported net sales or as an increase in reported cost of sales.
For the three months ended July 31, 2023, reported gross profit of $0.7 billion increased $29 million, or 5%, compared to the same period last year. Gross margin increased 0.9 percentage points to 62.7% from 61.8% in the same period last year. The increase in gross margin was driven by favorable price/mix, lower supply chain disruption related costs, and lower tariff-related costs, partially offset by higher input costs and the negative effect of foreign exchange.

Operating Expenses
Percentage change versus the prior year period ended July 31
3 Months	Reported	Acquisitions and Divestitures	Foreign Exchange	Organic
Advertising	19%	(5%)	(1%)	14%
SG&A	14%	(1%)	(1%)	12%
Total operating expenses[1]	16%	(1%)	5%	19%

Note: Results may differ due to rounding

[1]Total operating expenses include advertising expense, SG&A expense, and other expense (income), net.
For the three months ended July 31, 2023, reported operating expenses totaled $324 million, an increase of $45 million, or 16%, compared to the same period last year.
•Reported advertising expense increased 19% for the three months ended July 31, 2023 driven by the launch of Jack Daniel’s & Coca-Cola RTD, increased investment in JDTW, and advertising expense for the recently acquired Gin Mare and Diplomático brands.
•Reported SG&A expense increased 14% for the three months ended July 31, 2023 driven primarily by higher compensation-related expenses and discretionary spend.

Operating Income
Percentage change versus the prior year period ended July 31	3 Months
Change in reported operating income	(4%)
Acquisitions and divestitures	(1%)
Foreign exchange	—%
Change in organic operating income	(6%)
Note: Results may differ due to rounding
For the three months ended July 31, 2023, reported operating income totaled $327 million, a decrease of $16 million, or 4%, compared to the same period last year. Operating margin decreased 2.5 percentage points to 31.5% from 34.0% in the same period last year driven by operating expense growth, partially offset by a higher gross margin.
The effective tax rate for the three months ended July 31, 2023, was 22.9% compared to 23.6% for the same period last year. The decrease in our effective tax rate was driven primarily by lower state taxes, and the beneficial impact of the foreign-derived intangible income deduction, which was partially offset by the impact of the tax rate changes and less benefit for the reversal of valuation allowances in the current period..
Diluted earnings per share of $0.48 for the three months ended July 31, 2023, decreased 7% from the $0.52 reported for the same period last year, driven primarily by the decrease in reported operating income and higher interest expense.
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
We are optimistic about our prospects for growth of organic net sales and organic operating income in fiscal 2024. We believe trends will normalize after two consecutive years of double-digit organic net sales growth. Accordingly, we reiterate our fiscal 2024 guidance included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2023 Form 10-K and continue to expect the following:
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
Our cash flows from operations are supplemented by our cash and cash equivalent balances, as well as access to other liquidity sources. Cash and cash equivalents were $374 million at April 30, 2023, and $426 million at July 31, 2023. As of July 31, 2023, approximately 43% of our cash and cash equivalents were held by our foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We continue to evaluate our future cash requirements and may decide to repatriate additional cash held by our foreign subsidiaries, which may require us to provide for and pay additional taxes.
We have a $900 million commercial paper program that we use, together with our cash flow from operations, to fund our short-term operational needs. See Note 6 to the Condensed Consolidated Financial Statements for outstanding commercial paper balances, interest rates, and days to maturity at April 30, 2023, and July 31, 2023. The average balances, interest rates, and original maturities during the periods ended July 31, 2022 and 2023, are presented below.

	Three Months Average
	July 31,
(Dollars in millions)	2022	2023
Average commercial paper	$—	$310
Average interest rate	—%	5.27%
Average days to maturity at issuance	—	32
Our commercial paper program is supported by available commitments under our $900 million bank credit facility that expires on May 26, 2028. Although unlikely, under extreme market conditions, one or more participating banks may not be able to fund its commitments under our credit facility. To manage this counterparty credit risk, we partner with banks that have investment grade credit ratings, limit the amount of exposure we have with each bank, and monitor each bank’s financial conditions.

Our most significant short-term cash requirements relate primarily to funding our operations (such as expenditures for raw materials, production and distribution, advertising and promotion, and current taxes), dividend payments, and capital investments. We expect to meet our planned short-term liquidity needs largely through cash generated from operations and borrowings under our commercial paper program. If we have additional liquidity needs, we believe that we could access financing in the capital markets. Our most significant longer-term cash requirements primarily include payments related to our long-term debt, employee benefit obligations, and deferred tax liabilities.
We believe our current liquidity position, supplemented by our ability to generate positive cash flows from operations in the future, and our ample debt capacity enabled by our strong short-term and long-term credit ratings, will be sufficient to meet all of our expected future short- and long-term financial commitments.
Cash flows. Cash provided by operations of $38 million during the three months ended July 31, 2023, declined $135 million from the same period last year, attributable largely to higher levels of inventory, reflecting significantly higher input costs as well as a rebuilding of inventories that had been constrained by past supply chain disruptions.
Cash used for investing activities was $44 million during the three months ended July 31, 2023, compared to $34 million for the same period last year. The $10 million increase largely reflects a $16 million increase in capital expenditures, partially offset by proceeds of $4 million received upon settlement of a post-closing working capital adjustment related to the Diplomático acquisition.
Cash provided by financing activities was $50 million during the three months ended July 31, 2023, compared to $94 million in cash used for financing activities during the same prior-year period. The $144 million change reflects a $153 million increase in net proceeds from issuance of commercial paper, partially offset by a $9 million increase in dividend payments.
Dividends. See Note 7 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for information about cash dividends declared per share on our Class A and Class B common stock during fiscal 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We face market risks arising from changes in foreign currency exchange rates, commodity prices, and interest rates. Foreign currency fluctuations affect our net investments in foreign subsidiaries and foreign currency-denominated cash flows. Commodity price changes can affect our production and supply chain costs. Interest rate changes affect (a) the fair value of our fixed-rate debt, and (b) cash flows and earnings related to our variable-rate debt and interest-bearing investments. We manage market risks through procurement strategies as well as the use of derivative and other financial instruments. Our risk management program is governed by policies that authorize and control the nature and scope of transactions that we use to mitigate market risks. Since April 30, 2023, there have been no material changes to the market risks faced by us or to our risk management program.

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

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our 2023 Form 10-K, which could materially adversely affect our business, financial condition, or future results. There have been no material changes to the risk factors disclosed in our 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended July 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
The following documents are filed with this report:

Exhibit Index
10.1	Fiscal 2024 Form of Performance-Based Restricted Stock Unit Award Agreement (Class A) [portions of Exhibit have been omitted]*
10.2	Fiscal 2024 Form of Performance-Based Restricted Stock Unit Award Agreement (Class B) [portions of exhibit have been omitted]*
10.3	Fiscal 2024 Form of Employee Stock-Settled Stock Appreciation Right Award Agreement*
31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (not considered to be filed).
101	The following materials from Brown-Forman Corporation's Quarterly Report on Form 10-Q for the quarter ended July 31, 2023, in Inline XBRL (eXtensible Business Reporting Language) format: (a) Condensed Consolidated Statements of Operations, (b) Condensed Consolidated Statements of Comprehensive Income, (c) Condensed Consolidated Balance Sheets, (d) Condensed Consolidated Statements of Cash Flows, and (e) Notes to the Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File in Inline XBRL format (included in Exhibit 101).

The following document has been previously filed:

Exhibit Index
10.4
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

BROWN-FORMAN CORPORATION
(Registrant)

Date:	August 30, 2023	By:	/s/ Leanne D. Cunningham
Leanne D. Cunningham
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)