Form 10-Q
period 2023-10-31
BROWN FORMAN CORP
filed 2023-12-06
CIK 14693

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 30, 2023

Class A Common Stock (voting), $0.15 par value	169,144,979
Class B Common Stock (nonvoting), $0.15 par value	306,475,348

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2022	2023	2022	2023
Sales	$1,384	$1,405	$2,672	$2,731
Excise taxes	290	298	571	586
Net sales	1,094	1,107	2,101	2,145
Cost of sales	481	436	866	823
Gross profit	613	671	1,235	1,322
Advertising expenses	121	140	231	271
Selling, general, and administrative expenses	180	192	355	392
Other expense (income), net	(1)	—	(7)	(7)
Operating income	313	339	656	666
Non-operating postretirement expense	—	—	—	1
Interest income	(3)	(2)	(5)	(4)
Interest expense	18	31	37	60
Income before income taxes	298	310	624	609
Income taxes	71	68	148	136
Net income	$227	$242	$476	$473
Earnings per share:
Basic	$0.47	$0.50	$0.99	$0.99
Diluted	$0.47	$0.50	$0.99	$0.98
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2022	2023	2022	2023
Net income	$227	$242	$476	$473
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(6)	(104)	(11)	(65)
Cash flow hedge adjustments	6	12	10	7
Postretirement benefits adjustments	2	1	4	3
Net other comprehensive income (loss)	2	(91)	3	(55)
Comprehensive income	$229	$151	$479	$418
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except per share amounts)

	April 30, 2023	October 31, 2023
Assets
Cash and cash equivalents	$374	$373
Accounts receivable, less allowance for doubtful accounts of $7 at April 30 and $7 at October 31	855	948
Inventories:
Barreled whiskey	1,262	1,356
Finished goods	509	614
Work in process	321	404
Raw materials and supplies	191	211
Total inventories	2,283	2,585
Assets held for sale	—	117
Other current assets	289	250
Total current assets	3,801	4,273
Property, plant and equipment, net	1,031	1,060
Goodwill	1,457	1,461
Other intangible assets	1,164	989
Deferred tax assets	66	63
Other assets	258	269
Total assets	$7,777	$8,115
Liabilities
Accounts payable and accrued expenses	$827	$794
Accrued income taxes	22	36
Short-term borrowings	235	456
Liabilities held for sale	—	11
Total current liabilities	1,084	1,297
Long-term debt	2,678	2,654
Deferred tax liabilities	323	299
Accrued pension and other postretirement benefits	171	171
Other liabilities	253	240
Total liabilities	4,509	4,661
Commitments and contingencies
Stockholders’ Equity
Common stock:
Class A, voting, $0.15 par value (170,000,000 shares authorized; 170,000,000 shares issued)	25	25
Class B, nonvoting, $0.15 par value (400,000,000 shares authorized; 314,532,000 shares issued)	47	47
Additional paid-in capital	1	8
Retained earnings	3,643	3,916
Accumulated other comprehensive income (loss), net of tax	(235)	(290)
Treasury stock, at cost (5,215,000 and 5,893,000 shares at April 30 and October 31, respectively)	(213)	(252)
Total stockholders’ equity	3,268	3,454
Total liabilities and stockholders’ equity	$7,777	$8,115
 See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Six Months Ended
	October 31,
	2022	2023
Cash flows from operating activities:
Net income	$476	$473
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	39	41
Stock-based compensation expense	9	11
Deferred income tax benefit	(8)	(15)
Change in fair value of contingent consideration	—	(2)
Other, net	33	—
Changes in assets and liabilities:
Accounts receivable	(94)	(103)
Inventories	(187)	(337)
Other current assets	9	46
Accounts payable and accrued expenses	45	(31)
Accrued income taxes	(23)	16
Other operating assets and liabilities	17	(2)
Cash provided by operating activities	316	97
Cash flows from investing activities:
Additions to property, plant, and equipment	(61)	(79)
Proceeds from sale of property, plant, and equipment	4	13
Other, net	(1)	5
Cash used for investing activities	(58)	(61)
Cash flows from financing activities:
Net change in short-term borrowings	186	220
Payments of withholding taxes related to stock-based awards	(5)	(4)
Acquisition of treasury stock	—	(42)
Dividends paid	(180)	(197)
Cash provided by (used for) financing activities	1	(23)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(37)	(7)
Net increase in cash, cash equivalents, and restricted cash	222	6
Cash, cash equivalents, and restricted cash at beginning of period	874	384
Cash, cash equivalents, and restricted cash at end of period	1,096	390
Less: Restricted cash (included in other current assets) at end of period	(9)	(10)
Less: Cash included in assets held for sale at end of period	—	(7)
Cash and cash equivalents at end of period	$1,087	$373
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

The following table presents information concerning basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions, except per share amounts)	2022	2023	2022	2023
Net income available to common stockholders	$227	$242	$476	$473
Share data (in thousands):
Basic average common shares outstanding	479,138	479,200	479,106	479,262
Dilutive effect of stock-based awards	1,411	915	1,388	972
Diluted average common shares outstanding	480,549	480,115	480,494	480,234

Basic earnings per share	$0.47	$0.50	$0.99	$0.99
Diluted earnings per share	$0.47	$0.50	$0.99	$0.98

We excluded common stock-based awards for approximately 1,006,000 shares and 1,688,000 shares from the calculation of diluted earnings per share for the three months ended October 31, 2022 and 2023, respectively. We excluded common stock-based awards for approximately 959,000 shares and 1,486,000 shares from the calculation of diluted earnings per share for the six months ended October 31, 2022 and 2023, respectively. We excluded those awards because they were not dilutive for those periods under the treasury stock method.

3.    Inventories
We value some of our consolidated inventories, including most of our U.S. inventories, at the lower of cost, using the last-in, first-out (LIFO) method or market value. If the LIFO method had not been used, inventories at current cost would have been $429 million higher than reported as of April 30, 2023, and $455 million higher than reported as of October 31, 2023. Changes in the LIFO valuation reserve for interim periods are based on an allocation of the projected change for the entire fiscal year, recognized proportionately over the remainder of the fiscal year.

4.    Goodwill and Other Intangible Assets
The following table shows the changes in goodwill (which includes no accumulated impairment losses) and other intangible assets during the six months ended October 31, 2023:

(Dollars in millions)	Goodwill	Other Intangible Assets
Balance at April 30, 2023	$1,457	$1,164
Purchase accounting adjustment (Note 14)	40	(53)
Reclassification to assets held for sale (Note 15)	(10)	(89)
Foreign currency translation adjustment	(26)	(33)
Balance at October 31, 2023	$1,461	$989

Our other intangible assets consist of trademarks and brand names, all with indefinite useful lives.

5.    Contingencies
We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe it is reasonably possible that these existing loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies were recorded as of October 31, 2023.

6.    Debt
Our long-term debt (net of unamortized discount and issuance costs) consisted of:

(Principal and carrying amounts in millions)	April 30, 2023	October 31, 2023
3.50% senior notes, $300 principal amount, due April 15, 2025	$299	$299
1.20% senior notes, €300 principal amount, due July 7, 2026	330	318
2.60% senior notes, £300 principal amount, due July 7, 2028	375	362
4.75% senior notes, $650 principal amount, due April 15, 2033	642	643
4.00% senior notes, $300 principal amount, due April 15, 2038	295	295
3.75% senior notes, $250 principal amount, due January 15, 2043	248	248
4.50% senior notes, $500 principal amount, due July 15, 2045	489	489
	$2,678	$2,654
Our short-term borrowings consisted of borrowings under our commercial paper program, as follows:

(Dollars in millions)	April 30, 2023	October 31, 2023
Commercial paper (par amount)	$235	$457
Average interest rate	5.17%	5.47%
Average remaining days to maturity	21	15

7.    Stockholders’ Equity
The following table shows the changes in stockholders’ equity by quarter during the six months ended October 31, 2022:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2022	$25	$47	$—	$3,242	$(352)	$(225)	$2,737
Net income				249			249
Net other comprehensive income (loss)					1		1
Declaration of cash dividends				(180)			(180)
Stock-based compensation expense			4				4
Stock issued under compensation plans						4	4
Loss on issuance of treasury stock issued under compensation plans			(4)	(4)			(8)
Balance at July 31, 2022	25	47	—	3,307	(351)	(221)	2,807
Net income				227			227
Net other comprehensive income (loss)					2		2
Stock-based compensation expense			5				5
Stock issued under compensation plans						1	1
Loss on issuance of treasury stock issued under compensation plans			(2)				(2)
Balance at October 31, 2022	$25	$47	$3	$3,534	$(349)	$(220)	$3,040

The following table shows the changes in stockholders’ equity by quarter during the six months ended October 31, 2023:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2023	$25	$47	$1	$3,643	$(235)	$(213)	$3,268
Net income				231			231
Net other comprehensive income (loss)					36		36
Declaration of cash dividends				(197)			(197)
Stock-based compensation expense			4				4
Stock issued under compensation plans						3	3
Loss on issuance of treasury stock issued under compensation plans			(4)	(3)			(7)
Balance at July 31, 2023	25	47	1	3,674	(199)	(210)	3,338
Net income				242			242
Net other comprehensive income (loss)					(91)		(91)
Acquisition of treasury stock						(42)	(42)
Stock-based compensation expense			7				7
Balance at October 31, 2023	$25	$47	$8	$3,916	$(290)	$(252)	$3,454

The following table shows the change in each component of accumulated other comprehensive income (AOCI), net of tax, during the six months ended October 31, 2023:

(Dollars in millions)	Currency Translation Adjustments	Cash Flow Hedge Adjustments	Postretirement Benefits Adjustments	Total AOCI
Balance at April 30, 2023	$(104)	$10	$(141)	$(235)
Net other comprehensive income (loss)	(65)	7	3	(55)
Balance at October 31, 2023	$(169)	$17	$(138)	$(290)

The following table shows the cash dividends declared per share on our Class A and Class B common stock during the six months ended October 31, 2023:

Declaration Date	Record Date	Payable Date	Amount per Share
May 25, 2023	June 8, 2023	July 3, 2023	$0.2055
July 27, 2023	September 5, 2023	October 2, 2023	$0.2055
On November 16, 2023, our Board of Directors increased the quarterly cash dividend on our Class A and Class B common stock from $0.2055 to $0.2178 per share. The quarterly cash dividend is payable on January 2, 2024, to stockholders of record on December 1, 2023.

8.    Net Sales
The following table shows our net sales by geography:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions)	2022	2023	2022	2023
United States	$534	$531	$1,016	$973
Developed International[1]	288	292	582	602
Emerging[2]	208	227	384	450
Travel Retail[3]	40	37	78	80
Non-branded and bulk[4]	24	20	41	40
Total	$1,094	$1,107	$2,101	$2,145

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
4Includes net sales of used barrels, contract bottling services, and non-branded bulk whiskey and wine, regardless of customer location.

The following table shows our net sales by product category:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions)	2022	2023	2022	2023
Whiskey[1]	$754	$739	$1,461	$1,436
Ready-to-Drink[2]	122	132	248	270
Tequila[3]	88	81	158	162
Wine[4]	65	76	111	117
Vodka[5]	24	23	47	49
Non-branded and bulk[6]	24	20	41	40
Rest of portfolio[7]	17	36	35	71
Total	$1,094	$1,107	$2,101	$2,145

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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions)	2022	2023	2022	2023
Service cost	$5	$5	$10	$9
Interest cost	8	8	16	17
Expected return on plan assets	(11)	(10)	(22)	(19)
Amortization of net actuarial loss	3	2	5	3
Net cost	$5	$5	$9	$10

10.    Income Taxes
Our consolidated interim effective tax rate is based on our expected annual operating income, statutory tax rates, and income tax laws in the various jurisdictions where we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the fiscal quarter in which the related event or a change in judgment occurs. The expected effective tax rate on ordinary income for the fiscal year is 21.7%, which is greater than the U.S. federal statutory rate of 21.0%, due to the effects of foreign operations and state taxes, partially offset by the impact of the foreign-derived intangible income deduction.

The effective tax rate of 22.4% for the six months ended October 31, 2023, was higher than the expected tax rate of 21.7% on ordinary income for the full fiscal year, primarily due to the impact of tax rate changes, which was partially offset by prior year adjustments and the reversal of a valuation allowance in the current period. The effective tax rate of 22.4% for the six months ended October 31, 2023, was lower than the effective tax rate of 23.7% for the same period last year, primarily due to decreased impact of state taxes, lower tax contingencies in the current period, and the beneficial impact of the foreign-derived intangible income deduction, which was partially offset by a lower benefit from the reversal of valuation allowances in the current period and the net impact of other discrete items.

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

We had outstanding currency derivatives, related primarily to our euro, British pound, and Australian dollar exposures, with notional amounts for all hedged currencies totaling $747 million at April 30, 2023, and $634 million at October 31, 2023. The maximum term of outstanding derivative contracts was 24 months at both April 30, 2023 and October 31, 2023.

We also use foreign currency-denominated debt instruments to help manage our foreign currency exchange rate risk. We designate a portion of those debt instruments as net investment hedges, which are intended to mitigate foreign currency exposure related to non-U.S. dollar net investments in certain foreign subsidiaries. Any change in value of the designated portion of the hedging instruments is recorded in AOCI, offsetting the foreign currency translation adjustment of the related net investments that is also recorded in AOCI. The amount of foreign currency-denominated debt instruments designated as net investment hedges was $495 million at April 30, 2023, and $478 million at October 31, 2023.

At inception, we expect each financial instrument designated as a hedge to be highly effective in offsetting the financial exposure it is designed to mitigate. We assess the effectiveness of our hedges continually. If we determine that any financial instruments designated as hedges are no longer highly effective, we discontinue hedge accounting for those instruments.

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

The following table presents the pre-tax impact that changes in the fair value of our derivative instruments and non-derivative hedging instruments had on AOCI and earnings:

		Three Months Ended
		October 31,
(Dollars in millions)	Classification	2022	2023
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$22	$21
Net gain (loss) reclassified from AOCI into earnings	Sales	15	5
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Sales	$3	$4
Net gain (loss) recognized in earnings	Other income (expense), net	8	(1)
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	$23	$26

Total amounts presented in the accompanying condensed consolidated statements of operations for line items affected by the net gains (losses) shown above:
Sales		$1,384	$1,405
Other income (expense), net		1	—

		Six Months Ended
		October 31,
(Dollars in millions)	Classification	2022	2023
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$36	$17
Net gain (loss) reclassified from AOCI into earnings	Sales	23	8
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Sales	$8	$2
Net gain (loss) recognized in earnings	Other income (expense), net	9	6
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	$43	$17

Total amounts presented in the accompanying condensed consolidated statements of operations for line items affected by the net gains (losses) shown above:
Sales		$2,672	$2,731
Other income (expense), net		7	7

We expect to reclassify $15 million of deferred net gains on cash flow hedges recorded in AOCI as of October 31, 2023 to earnings during the next 12 months. This reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur.

The following table presents the fair values of our derivative instruments:

		April 30, 2023		October 31, 2023
(Dollars in millions)	Classification	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Designated as cash flow hedges:
Currency derivatives	Other current assets	$20	$(11)	$24	$(4)
Currency derivatives	Other assets	5	(1)	4	—
Currency derivatives	Accrued expenses	—	(1)	—	—
Currency derivatives	Other liabilities	—	(1)	—	—
Not designated as hedges:
Currency derivatives	Other current assets	3	—	—	—
Currency derivatives	Accrued expenses	—	—	—	(1)

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

Our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. The aggregate fair value of our derivatives with creditworthiness requirements that were in a net liability position was $1 million at April 30, 2023, and $1 million at October 31, 2023.

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

The following table summarizes the gross and net amounts of our derivative contracts:

(Dollars in millions)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet	Net Amounts
April 30, 2023
Derivative assets	$28	$(12)	$16	$(1)	$15
Derivative liabilities	(14)	12	(2)	1	(1)
October 31, 2023
Derivative assets	28	(4)	24	—	24
Derivative liabilities	(5)	4	(1)	—	(1)

No cash collateral was received or pledged related to our derivative contracts as of April 30, 2023, or October 31, 2023.

12.    Fair Value Measurements
The following table summarizes the assets and liabilities measured or disclosed at fair value on a recurring basis:

	April 30, 2023		October 31, 2023
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$374	$374	$373	$373
Currency derivatives, net	16	16	24	24
Liabilities
Currency derivatives, net	2	2	1	1
Short-term borrowings	235	235	456	456
Long-term debt	2,678	2,556	2,654	2,345
Contingent consideration (Note 14)	63	63	58	58

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

The following table shows the changes in our contingent consideration liability during the six months ended October 31, 2023:

(Dollars in millions)
Balance at April 30, 2023	$63
Purchase accounting adjustment (Note 14)	(1)
Change in fair value[1]	(2)
Foreign currency translation adjustment	(2)
Balance at October 31, 2023	$58
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

13.    Other Comprehensive Income
The following table shows the components of net other comprehensive income (loss):

	Three Months Ended			Three Months Ended
	October 31, 2022			October 31, 2023
(Dollars in millions)	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Currency translation adjustments:
Net gain (loss) on currency translation	$—	$(6)	$(6)	$(98)	$(6)	$(104)
Reclassification to earnings	—	—	—	—	—	—
Other comprehensive income (loss), net	—	(6)	(6)	(98)	(6)	(104)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	22	(4)	18	21	(5)	16
Reclassification to earnings[1]	(15)	3	(12)	(5)	1	(4)
Other comprehensive income (loss), net	7	(1)	6	16	(4)	12
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	—	—	—	—	—	—
Reclassification to earnings[2]	2	—	2	2	(1)	1
Other comprehensive income (loss), net	2	—	2	2	(1)	1

Total other comprehensive income (loss), net	$9	$(7)	$2	$(80)	$(11)	$(91)

	Six Months Ended			Six Months Ended
	October 31, 2022			October 31, 2023
(Dollars in millions)	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Currency translation adjustments:
Net gain (loss) on currency translation	$(1)	$(10)	$(11)	$(61)	$(4)	$(65)
Reclassification to earnings	—	—	—	—	—	—
Other comprehensive income (loss), net	(1)	(10)	(11)	(61)	(4)	(65)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	36	(8)	28	17	(4)	13
Reclassification to earnings[1]	(23)	5	(18)	(8)	2	(6)
Other comprehensive income (loss), net	13	(3)	10	9	(2)	7
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	—	—	—	—	—	—
Reclassification to earnings[2]	5	(1)	4	4	(1)	3
Other comprehensive income (loss), net	5	(1)	4	4	(1)	3

Total other comprehensive income (loss), net	$17	$(14)	$3	$(48)	$(7)	$(55)
1Pre-tax amount for each period is classified as sales in the accompanying condensed consolidated statements of operations.
2Pre-tax amount for each period is classified as non-operating postretirement expense in the accompanying condensed consolidated statements of operations.

14.    Acquisitions
During the first half of fiscal 2024, we updated the purchase price allocations for our Gin Mare and Diplomático acquisitions, both of which we acquired during the third quarter of fiscal 2023. Each acquisition was accounted for as a business combination.

On November 3, 2022, we acquired the Gin Mare and Gin Mare Capri brands through our purchase of 100% of the equity interests of Gin Mare Brand, S.L.U., a Spanish company, and Mareliquid Vantguard, S.L.U., a Spanish company (the “Gin Mare acquisition”). The purchase price of the Gin Mare acquisition was $523 million, which consisted of $468 million in cash paid at the acquisition date plus contingent consideration of $55 million. The purchase price for the Gin Mare acquisition decreased by $1 million as a result of certain fair value adjustments to the contingent consideration made during the first half of fiscal 2024, which were primarily a result of changes in the discount rates used to calculate the fair value as of the acquisition date.

We have allocated the purchase price based on management’s estimates and independent valuations as follows:

(Dollars in millions)	Prior Allocation[1]	Adjustments	Final Allocation
Trademarks and brand names (indefinite-lived)	$307	$(24)	$283
Goodwill	289	17	306
Total assets	596	(7)	589

Deferred tax liabilities	72	(6)	66

Net assets acquired	$524	$(1)	$523
1As reported in Note 12 to our consolidated financial statements in our 2023 Form 10-K.

The adjustments to the prior Gin Mare purchase price allocation reflect revised valuations for the trademarks and brand names, which were driven by an increase in the discount rates used to calculate fair values as of the acquisition date, partially offset by higher projections of future cash flows. The Gin Mare purchase price allocation was finalized during the second quarter of fiscal 2024.

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

The adjustments to the prior Diplomático purchase price allocation reflect revised valuations for the trademarks and brand names, which were driven by an increase in the discount rates used to calculate fair values as of the acquisition date, partially offset by higher projections of future cash flows. The adjustments also reflect certain other immaterial net working capital adjustments.

The Diplomático purchase price allocation is based on preliminary estimates, which we may further revise as asset valuations are finalized and we obtain further information on the fair value of liabilities. The primary matters to be finalized consist of the valuation of certain tangible assets and identifiable intangible assets, any related tax effects, and any resulting impact on residual goodwill. We expect to finalize the Diplomático purchase price allocation during the third quarter of fiscal 2024.

At the acquisition date, we also entered into a supply agreement with the sellers for their production and supply of rum to us, at market terms, for an initial period of 10 years (subject to subsequent renewal periods).

The amounts allocated to trademarks and brand names for each acquisition were estimated using the relief-from royalty method, which requires the use of significant assumptions, such as discount rates and projected future net sales.

Goodwill is calculated as the excess of the purchase price over the fair value of the net identifiable assets acquired. The goodwill recorded for each acquisition is primarily attributable to the value of leveraging our distribution network and brand-building expertise to grow sales of the acquired brands. For the Gin Mare acquisition, we expect none of the goodwill of $306 million to be deductible for tax purposes. For the Diplomático acquisition, we expect $108 million of the preliminary goodwill of $386 million to be deductible for tax purposes.

15.    Assets Held for Sale
In June 2023, we reached an agreement to sell our Finlandia vodka business to Coca-Cola HBC AG (“CCH”) for $220 million in cash, subject to adjustments related to inventory and other working capital items. As of October 31, 2023, the estimated sales price (as adjusted for inventory and other working capital items) was $194 million.

The net carrying amount of the related business assets and liabilities as of October 31, 2023, was $106 million and consisted of the following:

(Dollars in millions)	October 31, 2023
Cash and cash equivalents	$7
Accounts receivable	2
Inventories	5
Other current assets	1
Trademarks and brand names	89
Goodwill	10
Deferred tax assets	3
Total assets held for sale	117

Accounts payable and accrued expenses	10
Accrued income taxes	1
Total liabilities held for sale	11

Net assets held for sale	$106
The total carrying amounts of the assets and liabilities held for sale are presented as separate line items in the condensed consolidated balance sheet as of October 31, 2023.
As discussed in Note 16, the transaction was completed on November 1, 2023.

16.    Subsequent Events
On November 1, 2023, we completed the sale of our Finlandia vodka business to CCH for $194 million in cash.
Also, in November 2023, we reached an agreement to sell our Sonoma-Cutrer wine business to The Duckhorn Portfolio, Inc. in exchange for an ownership percentage of approximately 21.5% in The Duckhorn Portfolio, Inc. and cash of $50 million. The transaction, which is subject to certain customary closing adjustments and conditions, is expected to close in the fourth quarter of fiscal 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with both our unaudited Condensed Consolidated Financial Statements and related notes included in Part I, Item 1 of this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended April 30, 2023 (2023 Form 10-K). Note that the results of operations for the six months ended October 31, 2023, are not necessarily indicative of future or annual results. In this Item, “we,” “us,” “our,” “Brown-Forman,” and the “Company” refer to Brown-Forman Corporation and its consolidated subsidiaries, collectively.

Presentation Basis
Non-GAAP Financial Measures
We use some financial measures in this report that are not measures of financial performance under U.S. generally accepted accounting principles (GAAP). These non-GAAP measures, defined below, should be viewed as supplements to (not substitutes for) our results of operations and other measures reported under GAAP. Other companies may define or calculate these non-GAAP measures differently.
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
•“Acquisitions and divestitures.” This adjustment removes (a) the gain or loss recognized on sale of divested brands and certain fixed assets, (b) any non-recurring effects related to our acquisitions and divestitures (e.g., transaction, transition, and integration costs), and (c) the effects of operating activity related to acquired and divested brands for periods not comparable year over year (non-comparable periods). Excluding non-comparable periods allows us to include the effects of acquired and divested brands only to the extent that results are comparable year over year.
During the third quarter of fiscal 2023, we acquired Gin Mare Brand, S.L.U. and Mareliquid Vantguard, S.L.U., which owned the Gin Mare brand (Gin Mare). Also, during the third quarter of fiscal 2023, we acquired (a) International Rum and Spirits Distributors Unipessoal, Lda., (b) Diplomático Branding Unipessoal Lda., (c) International Bottling Services, S.A., (d) International Rum & Spirits Marketing Solutions, S.L., and (e) certain assets of Destilerias Unidas Corp., which collectively own the Diplomático Rum brand and related assets (Diplomático). This adjustment removes the transaction, transition, and integration costs related to the acquisitions and operating activity for the non-comparable period, which is activity in the first and second quarters of fiscal 2024. We believe that these adjustments allow for us to better understand our organic results on a comparable basis.
During the second quarter of fiscal 2024, we recognized a gain of $7 million on the sale of certain fixed assets. This adjustment removes the gain from our organic other expense (income), net and organic operating income to present our organic results on a comparable basis.
•“Foreign exchange.” We calculate the percentage change in certain line items of the statements of operations in accordance with GAAP and adjust to exclude the cost or benefit of currency fluctuations. Adjusting for foreign exchange allows us to understand our business on a constant-dollar basis, as fluctuations in exchange rates can distort the organic trend both positively and negatively. (In this report, “dollar” means the U.S. dollar unless stated otherwise.) To eliminate the effect of foreign exchange fluctuations when comparing across periods, we translate current-year results at prior-year rates and remove transactional and hedging foreign exchange gains and losses from current- and prior-year periods.
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
Geographic Aggregations.
In “Results of Operations - Fiscal 2024 Year-to-Date Highlights,” we provide supplemental information for our top markets ranked by percentage of reported net sales. In addition to markets listed by country name, we include the following aggregations:
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
Brand Aggregations.
In “Results of Operations - Fiscal 2024 Year-to-Date Highlights,” we provide supplemental information for our top brands ranked by percentage of reported net sales. In addition to brands listed by name, we include the following aggregations outlined below.
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
•“Depletions.” This metric is commonly used in the beverage alcohol industry to describe volume. Depending on the context, depletions usually means either (a) where Brown-Forman is the distributor, shipments directly to retail or wholesale customers or (b) where Brown-Forman is not the distributor, shipments from distributor customers to retailers and wholesalers. We believe that depletions measure volume in a way that more closely reflects consumer demand than our shipments to distributor customers do.
•“Consumer takeaway.” When discussing trends in the market, we refer to consumer takeaway, a term commonly used in the beverage alcohol industry that refers to the purchase of product by consumers from retail outlets, including products purchased through e-commerce channels, as measured by volume or retail sales value. This information is provided by outside parties, such as Nielsen and the National Alcohol Beverage Control Association (NABCA). Our estimates of market share or changes in market share are derived from consumer takeaway data using the retail sales value metric. We believe consumer takeaway is a leading indicator of consumer demand trends.
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

•Our substantial dependence upon the continued growth of the Jack Daniel's family of brands
•Substantial competition from new entrants, consolidations by competitors and retailers, and other competitive activities, such as pricing actions (including price reductions, promotions, discounting, couponing, or free goods), marketing, category expansion, product introductions, or entry or expansion in our geographic markets or distribution networks
•Route-to-consumer changes that affect the timing of our sales, temporarily disrupt the marketing or sale of our products, or result in higher fixed costs
•Disruption of our distribution network or inventory fluctuations in our products by distributors, wholesalers, or retailers
•Changes in consumer preferences, consumption, or purchase patterns – particularly away from larger producers in favor of small distilleries or local producers, or away from brown spirits, our premium products, or spirits generally, and our ability to anticipate or react to them; further legalization of marijuana; bar, restaurant, travel, or other on-premise declines; shifts in demographic or health and wellness trends; or unfavorable consumer reaction to new products, line extensions, package changes, product reformulations, or other product innovation
•Production facility, aging warehouse, or supply chain disruption
•Imprecision in supply/demand forecasting
•Higher costs, lower quality, or unavailability of energy, water, raw materials, product ingredients, or labor
•Risks associated with acquisitions, dispositions, business partnerships, or investments – such as acquisition integration, termination difficulties or costs, or impairment in recorded value
•Impact of health epidemics and pandemics, and the risk of the resulting negative economic impacts and related governmental actions
•Unfavorable global or regional economic conditions and related economic slowdowns or recessions, low consumer confidence, high unemployment, weak credit or capital markets, budget deficits, burdensome government debt, austerity measures, higher interest rates, higher taxes, political instability, higher inflation, deflation, lower returns on pension assets, or lower discount rates for pension obligations
•Product recalls or other product liability claims, product tampering, contamination, or quality issues
•Negative publicity related to our company, products, brands, marketing, executive leadership, employees, Board of Directors, family stockholders, operations, business performance, or prospects
•Failure to attract or retain key executive or employee talent
•Risks associated with being a U.S.-based company with a global business, including commercial, political, and financial risks; local labor policies and conditions; protectionist trade policies, or economic or trade sanctions, including additional retaliatory tariffs on American whiskeys and the effectiveness of our actions to mitigate the negative impact on our margins, sales, and distributors; compliance with local trade practices and other regulations; terrorism, kidnapping, extortion, or other types of violence; and health pandemics
•Failure to comply with anti-corruption laws, trade sanctions and restrictions, or similar laws or regulations
•Fluctuations in foreign currency exchange rates, particularly a stronger U.S. dollar
•Changes in laws, regulatory measures, or governmental policies, especially those affecting production, importation, marketing, labeling, pricing, distribution, sale, or consumption of our beverage alcohol products
•Tax rate changes (including excise, corporate, sales or value-added taxes, property taxes, payroll taxes, import and export duties, and tariffs) or changes in related reserves, changes in tax rules or accounting standards, and the unpredictability and suddenness with which they can occur
•Decline in the social acceptability of beverage alcohol in significant markets
•Significant additional labeling or warning requirements or limitations on availability of our beverage alcohol products
•Counterfeiting and inadequate protection of our intellectual property rights
•Significant legal disputes and proceedings, or government investigations
•Cyber breach or failure or corruption of our key information technology systems or those of our suppliers, customers, or direct and indirect business partners, or failure to comply with personal data protection laws
•Our status as a family “controlled company” under New York Stock Exchange rules, and our dual-class share structure
For further information on these and other risks, please see the risks and uncertainties described in Part I, Item 1A. Risk Factors of our 2023 Form 10-K, this Quarterly Report, and those described from time to time in our future reports filed with the Securities and Exchange Commission (SEC).

Overview
For the six months ended October 31, 2023, we experienced reported net sales growth across emerging and developed international markets, and the Travel Retail channel, partially offset by declines in the United States. Declines in the United States reflect an estimated net decrease in distributor inventories, largely due to cycling against a significant inventory rebuild during the same period last year when we were recovering from supply chain disruptions.
Fiscal 2024 Year-to-Date Highlights
•We delivered reported net sales of $2.1 billion for the six months ended October 31, 2023, an increase of 2% compared to the same period last year. The increase was driven by favorable price/mix and the recently acquired brands, Gin Mare and Diplomático, partially offset by lower volumes. An estimated net decrease in distributor inventories negatively impacted reported net sales.
◦From a brand perspective, reported net sales growth was driven by the recently acquired brands, Gin Mare and Diplomático, and the growth of New Mix and JDTA, partially offset by declines of JDTW.
◦From a geographic perspective, emerging markets, developed international markets, and the Travel Retail channel all contributed to reported net sales growth, partially offset by declines in the United States.
•We delivered reported gross profit of $1.3 billion for the six months ended October 31, 2023, an increase of $87 million, or 7%, compared to the same period last year. Gross margin increased 2.8 percentage points to 61.6% from 58.8% in the same period last year. The increase in gross margin was driven by favorable price/mix, lower supply chain disruption related costs, and lower tariff-related costs, partially offset by higher input costs and the negative effect of foreign exchange.
•We delivered reported operating income of $666 million for the six months ended October 31, 2023, an increase of 1% compared to the same period last year, reflecting higher gross margin, partially offset by operating expense growth.
•We delivered diluted earnings per share of $0.98, a decrease of 1% from the $0.99 reported for the same period last year, driven primarily by higher interest expense, partially offset by higher reported operating income and the benefit of a lower effective tax rate.

Summary of Operating Performance
	Three Months Ended October 31,					Six Months Ended October 31,
(Dollars in millions)	2022	2023	Reported Change		Organic Change[1]	2022	2023	Reported Change		Organic Change[1]
Net sales	$1,094	$1,107	1%		(1%)	$2,101	$2,145	2%		1%
Cost of sales	481	436	(9%)		(13%)	866	823	(5%)		(8%)
Gross profit	613	671	9%		9%	1,235	1,322	7%		7%
Advertising	121	140	16%		10%	231	271	17%		12%
SG&A	180	192	7%		6%	355	392	10%		9%
Other expense (income), net	(1)	—	nm4		nm4	(7)	(7)	nm4		nm4
Operating income	313	339	8%		9%	656	666	1%		1%

Total operating expenses[2]	$300	$332	11%		8%	$579	$656	13%		13%

As a percentage of net sales[3]
Gross profit	56.0%	60.6%	4.6	pp		58.8%	61.6%	2.8	pp
Operating income	28.7%	30.6%	1.9	pp		31.2%	31.0%	(0.2)	pp
Non-operating postretirement expense	$—	$—	nm4			$—	$1	nm4
Interest expense, net	$15	$29	80%			$32	$56	74%
Effective tax rate	23.7%	22.0%	(1.7)	pp		23.7%	22.4%	(1.3)	pp
Diluted earnings per share	$0.47	$0.50	6%			$0.99	$0.98	(1%)
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
The following table provides supplemental information for our largest markets. We discuss results of the markets most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the six months ended October 31, 2023 compared to the same period last year.

Top Markets
Six months ended October 31, 2023	Net Sales % Change vs. 2023
Geographic area[1]	Reported	Acquisitions and Divestitures	Foreign Exchange	Organic[2]
United States	(4%)	(1%)	—%	(5%)
Developed International	3%	(4%)	(2%)	(2%)
Germany	10%	(1%)	(3%)	5%
Australia	(4%)	—%	1%	(4%)
United Kingdom	(5%)	(1%)	(3%)	(9%)
France	1%	(1%)	(3%)	(3%)
Canada	—%	(1%)	1%	—%
Japan	(79%)	—%	(4%)	(84%)
Rest of Developed International	23%	(12%)	(3%)	8%
Emerging	17%	(1%)	2%	19%
Mexico	30%	—%	(18%)	12%
Poland	26%	(1%)	(5%)	20%
Brazil	11%	—%	(2%)	9%
Rest of Emerging	10%	(1%)	17%	25%
Travel Retail	3%	(2%)	(1%)	—%
Non-branded and bulk	(3%)	—%	1%	(2%)
Total	2%	(2%)	—%	1%
Note: Results may differ due to rounding

1See “Definitions” above for definitions of market aggregations presented here.
2See “Non-GAAP Financial Measures” above for details on our use of “organic change” in net sales, including how we calculate this measure and why we believe this information is useful to readers.

The United States’ reported net sales decreased 4% driven by lower volumes reflecting an estimated net decrease in distributor inventories, partially offset by higher prices across our portfolio led by JDTW and the acquisition of Diplomático. The estimated net decrease in distributor inventories was largely due to cycling against the significant inventory rebuild during the same period last year driven by the recovery from supply chain disruptions.
Developed International
•Germany’s reported net sales increased 10% driven by the launch of the Jack Daniel’s & Coca-Cola RTD, the positive effect of foreign exchange, and the acquisition of Gin Mare.
•Australia’s reported net sales declined 4% driven by lower volumes of JD RTDs and JDTW along with the negative effect of foreign exchange, partially offset by higher prices for JD RTDs.
•The United Kingdom’s reported net sales declined 5% driven by lower volumes of Jack Daniel’s & Cola, which we previously distributed, due to the introduction of the Jack Daniel’s & Coca-Cola RTD that we do not distribute in this market. The decline was partially offset by the positive effect of foreign exchange.
•France’s reported net sales increased 1% driven by higher prices of JDTW and JDTH and the positive effect of foreign exchange, partially offset by lower volumes of JDTH, JDTF and JDTW.

•Japan’s reported net sales declined 79% driven by lower volumes of JDTW due to an estimated net decrease in distributor inventories following a significant inventory build in the second half of fiscal 2023. During the first quarter of fiscal 2024, we announced plans to distribute our own brands in Japan, effective April 1, 2024.
•Reported net sales in the Rest of Developed International increased 23% driven by the acquisitions of Gin Mare and Diplomático, the launch of JDTA in South Korea, and Glenglassaugh high-value cask sales. An estimated net decrease in distributor inventories negatively impacted reported net sales.
Emerging
•Mexico’s reported net sales increased 30% driven by the positive effect of foreign exchange, higher prices and volumes of New Mix, higher prices of Herradura, and growth of JD RTDs.
•Poland’s reported net sales increased 26% driven by higher prices and volumes of JDTW and the positive effect of foreign exchange.
•Brazil’s reported net sales increased 11% led by higher volumes of JDTA and JDTF along with the positive effect of foreign exchange, partially offset by lower JDTW volumes reflecting an estimated net decrease in distributor inventories.
•Reported net sales in the Rest of Emerging increased 10% led by JDTW growth in Türkiye and the United Arab Emirates, partially offset by the negative effect of foreign exchange and lower JDTW volumes in Sub-Saharan Africa. An estimated net decrease in distributor inventories negatively impacted reported net sales.
Travel Retail’s reported net sales increased 3% driven by growth of our super-premium American whiskey portfolio and the acquisition of Gin Mare, partially offset by lower volumes of JDTW and JDTH.

Brand Highlights
The following table provides supplemental information for our largest brands. We discuss results of the brands most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the six months ended October 31, 2023 compared to the same period last year.

Major Brands
Six months ended October 31, 2023	Net Sales % Change vs 2023
Product category / brand family / brand[1]	Reported	Acquisitions and Divestitures	Foreign Exchange	Organic[2]
Whiskey	(2%)	—%	1%	(1%)
JDTW	(4%)	—%	1%	(2%)
JDTH	(7%)	—%	—%	(8%)
Gentleman Jack	(7%)	—%	2%	(5%)
JDTF	(11%)	—%	—%	(10%)
JDTA	51%	—%	1%	52%
Woodford Reserve	(3%)	—%	—%	(3%)
Old Forester	(5%)	—%	—%	(5%)
Rest of Whiskey	22%	—%	—%	22%
Ready-to-Drink	9%	—%	(5%)	4%
JD RTD/RTP	2%	—%	(1%)	1%
New Mix	41%	—%	(19%)	22%
Tequila	2%	—%	(3%)	(1%)
Herradura	(5%)	—%	(4%)	(9%)
el Jimador	8%	—%	(1%)	7%
Wine	5%	—%	—%	5%
Vodka (Finlandia)	4%	—%	—%	3%
Rest of Portfolio	104%	(92%)	5%	17%
Non-branded and bulk	(3%)	—%	1%	(2%)
Note: Results may differ due to rounding

1See “Definitions” above for definitions of brand aggregations presented here.
2See “Non-GAAP Financial Measures” above for details on our use of “organic change” in net sales, including how we calculate this measure and why we believe this information is useful to readers.

Whiskey
•Reported net sales for JDTW decreased 4% driven by lower volumes in the United States, Japan, and Sub-Saharan Africa, partially due to an estimated net decrease in distributor inventories, and the negative effect of foreign exchange. The decline was partially offset by growth in Türkiye, the United Arab Emirates, and Poland.
•Reported net sales for JDTH decreased 7% driven by volumetric declines led by the United States, largely reflecting an estimated net decrease in distributor inventories.
•Reported net sales for Gentleman Jack decreased 7% driven by lower volumes in the United States, due primarily to an estimated net decrease in distributor inventories, and the negative effect of foreign exchange. The decline was partially offset by higher volumes in emerging markets.
•Reported net sales for JDTF decreased 11% driven by declines in the United States reflecting an estimated net decrease in distributor inventories.
•Reported net sales for JDTA increased 51% led by the product launch in South Korea and higher volumes in Brazil.
•Woodford Reserve’s reported net sales decreased 3% driven by lower volumes in the United States, reflecting an estimated net decrease in distributor inventories, partially offset by gains in Travel Retail.

•Old Forester’s reported net sales decreased 5% driven by lower volumes in the United States, reflecting an estimated net decrease in distributor inventories.
•Reported net sales for Rest of Whiskey increased 22% driven by the growth of our other super-premium Jack Daniel's expressions and Glenglassaugh high-value cask sales.
Ready-to-Drink
•Reported net sales for the JD RTD/RTP brands increased 2% driven by the launch of the Jack Daniel’s & Coca-Cola RTD and the positive effect of foreign exchange, partially offset by lower volumes of Jack Daniel’s & Cola.
•New Mix grew reported net sales 41% fueled by higher prices and volumes in Mexico and the positive effect of foreign exchange.
Tequila
•Herradura’s reported net sales declined 5% driven by (a) lower volumes in the United States due to an estimated net decrease in distributor inventories and (b) an unfavorable portfolio mix shift reflecting lower volumes of the ultra premium expressions driven largely by comparisons to the national launch of Herradura Legend in the United States during the same period last year. These declines were partially offset by the positive effect of foreign exchange and higher prices in Mexico.
•el Jimador’s reported net sales increased 8% driven by higher prices, led by the United States, and higher volumes in Colombia. This growth was partially offset by lower volumes in Mexico and the United States.
Reported net sales for our Wines increased 5% driven by higher volumes of Korbel California Champagne, due to an estimated net increase in distributor inventories, and Sonoma-Cutrer in the United States.
Vodka (Finlandia) reported net sales increased 4% driven by growth in Ukraine and Poland.
Reported net sales for Rest of Portfolio increased 104% largely driven by the acquisitions of Gin Mare and Diplomático.

Year-Over-Year Period Comparisons

Net Sales
	3 Months			6 Months
Percentage change versus the prior year period ended October 31	Volume	Price/mix	Total	Volume	Price/mix	Total
Change in reported net sales	(9%)	10%	1%	(6%)	8%	2%
Acquisitions and divestitures	(1%)	(1%)	(1%)	(1%)	(1%)	(2%)
Foreign exchange	—%	(1%)	(1%)	—%	—%	—%
Change in organic net sales	(9%)	9%	(1%)	(7%)	7%	1%
Note: Results may differ due to rounding
For the three months ended October 31, 2023, reported net sales were $1.1 billion, an increase of $14 million, or 1%, compared to the same period last year driven by (a) favorable price/mix, (b) the positive effect of foreign exchange, and (c) the acquisitions of Gin Mare and Diplomático, largely offset by lower volumes. Price/mix largely reflects higher prices across much of our portfolio led by JDTW. Lower volumes were driven by (a) JDTW due to an estimated net decrease in distributor inventories and (b) Jack Daniel’s & Cola due to the introduction of the Jack Daniel’s & Coca-Cola RTD.
For the six months ended October 31, 2023, reported net sales were $2.1 billion, an increase of $44 million, or 2%, compared to the same period last year driven by favorable price/mix and the acquisitions of Gin Mare and Diplomático, partially offset by lower volumes. Price/mix reflects higher prices across much of our portfolio led by JDTW. Lower volumes were driven primarily by an estimated net decrease in distributor inventories in the United States. See “Results of Operations - Fiscal 2024 Year-to-Date Highlights” above for further details on net sales for the six months ended October 31, 2023.

Cost of Sales
	3 Months			6 Months
Percentage change versus the prior year period ended October 31	Volume	Cost/mix	Total	Volume	Cost/mix	Total
Change in reported cost of sales	(9%)	—%	(9%)	(6%)	1%	(5%)
Acquisitions and divestitures	(1%)	(1%)	(1%)	(1%)	(1%)	(2%)
Foreign exchange	—%	(2%)	(2%)	—%	(2%)	(2%)
Change in organic cost of sales	(9%)	(3%)	(13%)	(7%)	(2%)	(8%)
Note: Results may differ due to rounding
For the three months ended October 31, 2023, reported cost of sales were $436 million, a decrease of $45 million, or 9%, compared to the same period last year. Lower volumes were driven by (a) JDTW due to an estimated net decrease in distributor inventories and (b) Jack Daniel’s & Cola due to the introduction of the Jack Daniel’s & Coca-Cola RTD. Cost/mix reflects (a) input cost inflation, (b) the negative effect of foreign exchange, and (c) the acquisitions of Gin Mare and Diplomático, offset primarily by lower supply chain disruption related costs.
For the six months ended October 31, 2023, reported cost of sales were $823 million, a decrease of $43 million, or 5%, compared to the same period last year. Lower volumes were driven primarily by an estimated net decrease in distributor inventories in the United States. Cost/mix reflects (a) input cost inflation, (b) the negative effect of foreign exchange, and (c) the acquisitions of Gin Mare and Diplomático, partially offset by lower supply chain disruption related costs.

Gross Profit
Percentage change versus the prior year period ended October 31	3 Months	6 Months
Change in reported gross profit	9%	7%
Acquisitions and divestitures	(2%)	(1%)
Foreign exchange	1%	1%
Change in organic gross profit	9%	7%
Note: Results may differ due to rounding

Gross Margin
For the period ended October 31	3 Months	6 Months
Prior year gross margin	56.0%	58.8%
Price/mix	4.2%	3.3%
Cost (excluding tariffs)	0.9%	0.1%
Acquisitions and divestitures	0.1%	(0.1%)
Tariffs[1]	0.2%	0.3%
Foreign exchange	(0.8%)	(0.7%)
Change in gross margin	4.6%	2.8%
Current year gross margin	60.6%	61.6%
Note: Results may differ due to rounding	—	—

[1]“Tariffs” include the combined effect of tariff-related costs, whether arising as a reduction of reported net sales or as an increase in reported cost of sales.
For the three months ended October 31, 2023, reported gross profit of $671 million increased $58 million, or 9%, compared to the same period last year. Gross margin increased 4.6 percentage points to 60.6% from 56.0% in the same period last year. The increase in gross margin was driven by favorable price/mix, lower supply chain disruption related costs, and lower tariff-related costs, partially offset by higher input costs and the negative effect of foreign exchange.
For the six months ended October 31, 2023, reported gross profit of $1.3 billion increased $87 million, or 7%, compared to the same period last year. Gross margin increased 2.8 percentage points to 61.6% from 58.8% in the same period last year. The increase in gross margin was driven by favorable price/mix, lower supply chain disruption related costs, and lower tariff-related costs, partially offset by higher input costs and the negative effect of foreign exchange.

Operating Expenses
Percentage change versus the prior year period ended October 31
3 Months	Reported	Acquisitions and Divestitures	Foreign Exchange	Organic
Advertising	16%	(5%)	(1%)	10%
SG&A	7%	—%	(1%)	6%
Total operating expenses[1]	11%	(2%)	(1%)	8%

6 Months
Advertising	17%	(5%)	(1%)	12%
SG&A	10%	—%	(1%)	9%
Total operating expenses[1]	13%	(2%)	2%	13%
Note: Results may differ due to rounding

[1]Total operating expenses include advertising expense, SG&A expense, and other expense (income), net.
For the three months ended October 31, 2023, reported operating expenses totaled $332 million, an increase of $32 million, or 11%, compared to the same period last year.
•Reported advertising expense increased 16% for the three months ended October 31, 2023 driven by increased investment in JDTW, advertising expense for the recently acquired Gin Mare and Diplomático brands, and advertising expense associated with the launch of Jack Daniel’s & Coca-Cola RTD.
•Reported SG&A expense increased 7% for the three months ended October 31, 2023 led by higher compensation and benefit-related expenses.
For the six months ended October 31, 2023, reported operating expenses totaled $656 million, an increase of $77 million, or 13%, compared to the same period last year.
•Reported advertising expense increased 17% for the six months ended October 31, 2023 driven by increased investment in JDTW, advertising expense for the recently acquired Gin Mare and Diplomático brands, and advertising expense associated with the launch of Jack Daniel’s & Coca-Cola RTD.

•Reported SG&A expense increased 10% for the six months ended October 31, 2023 led by higher compensation and benefit-related expenses.

Operating Income
Percentage change versus the prior year period ended October 31	3 Months	6 Months
Change in reported operating income	8%	1%
Acquisitions and divestitures	(1%)	(1%)
Foreign exchange	2%	1%
Change in organic operating income	9%	1%
Note: Results may differ due to rounding
For the three months ended October 31, 2023, reported operating income totaled $339 million, an increase of $26 million, or 8%, compared to the same period last year. Operating margin increased 1.9 percentage points to 30.6% from 28.7% in the same period last year driven by a higher gross margin, partially offset by operating expense growth and the negative effect of foreign exchange.
For the six months ended October 31, 2023, reported operating income totaled $666 million, an increase of $10 million, or 1%, compared to the same period last year. Operating margin decreased 0.2 percentage points to 31.0% from 31.2% in the same period last year driven by operating expense growth, partially offset by a higher gross margin.
The effective tax rate for the three months ended October 31, 2023 was 22.0% compared to 23.7% for the same period last year. The decrease in our effective tax rate was driven primarily by lower state taxes, decreased impact of prior intercompany sales of inventory taxed at rates higher than current statutory rates and the beneficial impact of the foreign-derived intangible income deduction, which was partially offset by a lower benefit from the reversal of valuation allowances in the current period and the net impact of other discrete items.
The effective tax rate for the six months ended October 31, 2023 was 22.4% compared to 23.7% for the same period last year. The decrease in our effective tax rate was driven primarily due to decreased impact of state taxes, lower tax contingencies in the current period, and the beneficial impact of the foreign-derived intangible income deduction, which was partially offset by a lower benefit from the reversal of valuation allowances in the current period and the net impact of other discrete items.
Diluted earnings per share of $0.50 for the three months ended October 31, 2023, increased 6% from the $0.47 reported for the same period last year, driven primarily by the increase in reported operating income and benefit of a lower effective tax rate, partially offset by higher interest expense. Diluted earnings per share of $0.98 for the six months ended October 31, 2023, decreased 1% from the $0.99 reported for the same period last year, driven primarily by higher interest expense, partially offset by higher reported operating income and the benefit of a lower effective tax rate.
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
This updated outlook revises certain aspects of the fiscal 2024 outlook included in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-Q for the period ended July 31, 2023, filed with the SEC on August 30.
While we remain optimistic about our prospects for growth of organic net sales and organic operating income in fiscal 2024, evolving global macroeconomic conditions continue to create a challenging operating environment tempering our expectations. Accordingly, we now expect the following in fiscal 2024:
•Organic net sales growth in the 3-5% range as we maintain our belief that the strength of our portfolio of brands and our pricing strategy will deliver growth.
•Based on the above organic net sales growth outlook and our expectation that continued input cost pressures will be partially offset by lower supply chain disruption costs, we anticipate organic operating income growth in the 4% to 6% range.
•We continue to expect our fiscal 2024 effective tax rate to be in the range of approximately 21% to 23%.

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
Our cash flows from operations are supplemented by our cash and cash equivalent balances, as well as access to other liquidity sources. Cash and cash equivalents were $374 million at April 30, 2023, and $373 million at October 31, 2023. As of October 31, 2023, approximately 45% of our cash and cash equivalents were held by our foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We continue to evaluate our future cash requirements and may decide to repatriate additional cash held by our foreign subsidiaries, which may require us to provide for and pay additional taxes.
We have a $900 million commercial paper program that we use, together with our cash flows from operations, to fund our short-term operational needs. See Note 6 to the Condensed Consolidated Financial Statements for outstanding commercial paper balances, interest rates, and days to maturity at April 30, 2023, and October 31, 2023. The average balances, interest rates, and original maturities during the periods ended October 31, 2022 and 2023, are presented below.

	Three Months Average		Six Months Average
	October 31,		October 31,
(Dollars in millions)	2022	2023	2022	2023
Average commercial paper	$31	$400	$15	$355
Average interest rate	3.66%	5.47%	3.66%	5.39%
Average days to maturity at issuance	31	36	31	34
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
Our most significant short-term cash requirements relate primarily to funding our operations (such as expenditures for raw materials, production and distribution, advertising and promotion, and current taxes), dividend payments, share repurchases, and capital investments. We expect to meet our planned short-term liquidity needs largely through cash generated from operations and borrowings under our commercial paper program. If we have additional liquidity needs, we believe that we could access financing in the capital markets. Our most significant longer-term cash requirements primarily include payments related to our long-term debt, employee benefit obligations, and deferred tax liabilities.
We believe our current liquidity position, supplemented by our ability to generate positive cash flows from operations in the future, and our ample debt capacity enabled by our strong short-term and long-term credit ratings, will be sufficient to meet all of our expected future short- and long-term financial commitments.
Cash flows. Cash provided by operations of $97 million during the six months ended October 31, 2023, declined $219 million from the same period last year, attributable largely to higher levels of inventory, reflecting significantly higher input costs as well as a rebuilding of inventories that had been constrained by past supply chain disruptions.
Cash used for investing activities was $61 million during the six months ended October 31, 2023, compared to $58 million for the same period last year. The $3 million increase largely reflects an $18 million increase in capital expenditures, partially offset by a $9 million increase in proceeds from sale of fixed assets, and proceeds of $4 million received upon settlement of a post-closing working capital adjustment related to the Diplomático acquisition.
Cash used for financing activities was $23 million during the six months ended October 31, 2023, compared to $1 million in cash provided by financing activities during the same prior-year period. The $24 million change largely reflects a $42 million increase in share repurchases, a $17 million increase in dividend payments, partially offset by a $34 million increase in net proceeds from issuance of commercial paper.

Dividends. See Note 7 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for information about cash dividends declared per share on our Class A and Class B common stock during fiscal 2024.
Share repurchases. As announced on October 2, 2023, the Board of Directors authorized the repurchase of up to $400 million (excluding brokerage fees and excise taxes) of outstanding shares of Class A and Class B common stock from October 2, 2023, through October 1, 2024 (the Repurchase Program), subject to market and other conditions.
Under the Repurchase Program, in October 2023, we repurchased 31,947 Class A shares at an average price of $57.14 per share and 718,932 Class B shares at an average price of $55.99 per share, for a total cost of $42 million.
Subsequent to the end of the quarter through November 30, 2023, we repurchased 77,158 Class A shares at an average price of $60.18 per share, and 2,942,873 Class B shares at an average price of $58.57 per share, for a total cost of $177 million. As of November 30, 2023, approximately $181 million remained available under the program.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We face market risks arising from changes in foreign currency exchange rates, commodity prices, and interest rates. Foreign currency fluctuations affect our net investments in foreign subsidiaries and foreign currency-denominated cash flows. Commodity price changes can affect our production and supply chain costs. Interest rate changes affect (a) the fair value of our fixed-rate debt and (b) cash flows and earnings related to our variable-rate debt and interest-bearing investments. We manage market risks through procurement strategies as well as the use of derivative and other financial instruments. Our risk management program is governed by policies that authorize and control the nature and scope of transactions that we use to mitigate market risks. Since April 30, 2023, there have been no material changes to the market risks faced by us or to our risk management program as disclosed in our 2023 Form 10-K.

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
We are in the process of implementing our standard control procedures in connection with our acquisition of Diplomático, and expect the implementation to be completed during fiscal 2024.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
On October 2, 2023, the Board of Directors authorized the Repurchase Program described above, under “Liquidity and Financial Condition.”

The following table provides information about shares of our common stock (Class A and Class B, in total) that we acquired as part of the Repurchase Program during the quarter ended October 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs(1)
August 1, 2023 – August 31, 2023	—	$—	—	$—
September 1, 2023 – September 30, 2023	—	$—	—	$—
October 1, 2023 – October 31, 2023	750,879	$56.04	750,879	$357,900,000
Total	750,879	$56.04	750,879

(1)
As of January 1, 2023, our share repurchases in excess of issuances are subject to 1% excise tax enacted by the Inflation Reduction Act. The amounts reflected in this table exclude related fees, costs, commissions, and any excise tax incurred in connection with the share repurchases.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended October 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101
The following materials from Brown-Forman Corporation's Quarterly Report on Form 10-Q for the quarter ended October 31, 2023, in Inline XBRL (eXtensible Business Reporting Language) format: (a) Condensed Consolidated Statements of Operations, (b) Condensed Consolidated Statements of Comprehensive Income, (c) Condensed Consolidated Balance Sheets, (d) Condensed Consolidated Statements of Cash Flows, and (e) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File in Inline XBRL format (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN-FORMAN CORPORATION
(Registrant)

Date:	December 6, 2023	By:	/s/ Leanne D. Cunningham
Leanne D. Cunningham
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)