Form 10-Q
period 2024-01-31
BROWN FORMAN CORP
filed 2024-03-06
CIK 14693

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: February 29, 2024

Class A Common Stock (voting), $0.15 par value	169,108,086
Class B Common Stock (nonvoting), $0.15 par value	303,416,148

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2023	2024	2023	2024
Sales	$1,406	$1,406	$4,078	$4,137
Excise taxes	325	337	896	923
Net sales	1,081	1,069	3,182	3,214
Cost of sales	457	434	1,323	1,257
Gross profit	624	635	1,859	1,957
Advertising expenses	141	143	372	414
Selling, general, and administrative expenses	186	203	541	595
Other expense (income), net	124	(84)	117	(91)
Operating income	173	373	829	1,039
Non-operating postretirement expense	27	1	27	2
Interest income	(2)	(3)	(7)	(7)
Interest expense	24	33	61	93
Income before income taxes	124	342	748	951
Income taxes	24	57	172	193
Net income	$100	$285	$576	$758
Earnings per share:
Basic	$0.21	$0.60	$1.20	$1.59
Diluted	$0.21	$0.60	$1.20	$1.58
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2023	2024	2023	2024
Net income	$100	$285	$576	$758
Other comprehensive income (loss), net of tax:
Currency translation adjustments	119	75	108	10
Cash flow hedge adjustments	(34)	(10)	(24)	(3)
Postretirement benefits adjustments	6	1	10	4
Net other comprehensive income (loss)	91	66	94	11
Comprehensive income	$191	$351	$670	$769
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except per share amounts)

	April 30, 2023	January 31, 2024
Assets
Cash and cash equivalents	$374	$589
Accounts receivable, less allowance for doubtful accounts of $7 at April 30 and $7 at January 31	855	878
Inventories:
Barreled whiskey	1,262	1,439
Finished goods	509	479
Work in process	321	388
Raw materials and supplies	191	223
Total inventories	2,283	2,529
Assets held for sale	—	161
Other current assets	289	258
Total current assets	3,801	4,415
Property, plant and equipment, net	1,031	1,014
Goodwill	1,457	1,464
Other intangible assets	1,164	1,004
Deferred tax assets	66	66
Other assets	258	274
Total assets	$7,777	$8,237
Liabilities
Accounts payable and accrued expenses	$827	$747
Dividends payable	—	103
Accrued income taxes	22	19
Short-term borrowings	235	728
Liabilities held for sale	—	15
Total current liabilities	1,084	1,612
Long-term debt	2,678	2,678
Deferred tax liabilities	323	289
Accrued pension and other postretirement benefits	171	171
Other liabilities	253	242
Total liabilities	4,509	4,992
Commitments and contingencies
Stockholders’ Equity
Common stock:
Class A, voting, $0.15 par value (170,000,000 shares authorized; 170,000,000 shares issued)	25	25
Class B, nonvoting, $0.15 par value (400,000,000 shares authorized; 314,532,000 shares issued)	47	47
Additional paid-in capital	1	15
Retained earnings	3,643	3,995
Accumulated other comprehensive income (loss), net of tax	(235)	(224)
Treasury stock, at cost (5,215,000 and 12,047,000 shares at April 30 and January 31, respectively)	(213)	(613)
Total stockholders’ equity	3,268	3,245
Total liabilities and stockholders’ equity	$7,777	$8,237
 See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Nine Months Ended
	January 31,
	2023	2024
Cash flows from operating activities:
Net income	$576	$758
Adjustments to reconcile net income to net cash provided by operations:
Gain on sale of business	—	(90)
Asset impairment charges	96	—
Depreciation and amortization	59	66
Stock-based compensation expense	13	18
Deferred income tax provision (benefit)	(6)	3
Change in fair value of contingent consideration	—	1
Other, net	17	(2)
Changes in assets and liabilities:
Accounts receivable	(106)	(21)
Inventories	(288)	(320)
Other current assets	(19)	28
Accounts payable and accrued expenses	66	(69)
Accrued income taxes	(36)	(2)
Other operating assets and liabilities	38	(8)
Cash provided by operating activities	410	362
Cash flows from investing activities:
Proceeds from sale of business	—	194
Business acquisitions, net of cash acquired	(1,195)	—
Additions to property, plant, and equipment	(116)	(148)
Proceeds from sale of property, plant, and equipment	12	13
Other, net	(1)	4
Cash provided by (used for) investing activities	(1,300)	63
Cash flows from financing activities:
Proceeds from short-term borrowings, maturities greater than 90 days	600	—
Net change in other short-term borrowings	402	492
Repayment of long-term debt	(250)	—
Payments of withholding taxes related to stock-based awards	(5)	(4)
Acquisition of treasury stock	—	(400)
Dividends paid	(279)	(300)
Cash provided by (used for) financing activities	468	(212)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(15)	2
Net increase (decrease) in cash, cash equivalents, and restricted cash	(437)	215
Cash, cash equivalents, and restricted cash at beginning of period	874	384
Cash, cash equivalents, and restricted cash at end of period	437	599
Less: Restricted cash (included in other current assets) at end of period	(9)	(10)
Cash and cash equivalents at end of period	$428	$589
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

The following table presents information concerning basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions, except per share amounts)	2023	2024	2023	2024
Net income available to common stockholders	$100	$285	$576	$758
Share data (in thousands):
Basic average common shares outstanding	479,152	474,806	479,121	477,542
Dilutive effect of stock-based awards	1,308	760	1,361	902
Diluted average common shares outstanding	480,460	475,566	480,482	478,444

Basic earnings per share	$0.21	$0.60	$1.20	$1.59
Diluted earnings per share	$0.21	$0.60	$1.20	$1.58

We excluded common stock-based awards for approximately 1,257,000 shares and 1,658,000 shares from the calculation of diluted earnings per share for the three months ended January 31, 2023 and 2024, respectively. We excluded common stock-based awards for approximately 1,059,000 shares and 1,544,000 shares from the calculation of diluted earnings per share for the nine months ended January 31, 2023 and 2024, respectively. We excluded those awards because they were not dilutive for those periods under the treasury stock method.

3.    Inventories
We value some of our consolidated inventories, including most of our U.S. inventories, at the lower of cost, using the last-in, first-out (LIFO) method or market value. If the LIFO method had not been used, inventories at current cost would have been $429 million higher than reported as of April 30, 2023, and $473 million higher than reported as of January 31, 2024. Changes in the LIFO valuation reserve for interim periods are based on an allocation of the projected change for the entire fiscal year, recognized proportionately over the remainder of the fiscal year.

4.    Goodwill and Other Intangible Assets
The following table shows the changes in goodwill (which includes no accumulated impairment losses) and other intangible assets during the nine months ended January 31, 2024:

(Dollars in millions)	Goodwill	Other Intangible Assets
Balance at April 30, 2023	$1,457	$1,164
Purchase accounting adjustment (Note 14)	40	(53)
Sale of business (Note 15)	(10)	(89)
Reclassification to assets held for sale (Note 16)	(18)	—
Foreign currency translation adjustment	(5)	(18)
Balance at January 31, 2024	$1,464	$1,004

Our other intangible assets consist of trademarks and brand names, all with indefinite useful lives.

5.    Contingencies
We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe it is reasonably possible that these existing loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies were recorded as of January 31, 2024.

6.    Debt
Our long-term debt (net of unamortized discount and issuance costs) consisted of:

(Principal and carrying amounts in millions)	April 30, 2023	January 31, 2024
3.50% senior notes, $300 principal amount, due April 15, 2025	$299	$299
1.20% senior notes, €300 principal amount, due July 7, 2026	330	325
2.60% senior notes, £300 principal amount, due July 7, 2028	375	379
4.75% senior notes, $650 principal amount, due April 15, 2033	642	643
4.00% senior notes, $300 principal amount, due April 15, 2038	295	295
3.75% senior notes, $250 principal amount, due January 15, 2043	248	248
4.50% senior notes, $500 principal amount, due July 15, 2045	489	489
	$2,678	$2,678
Our short-term borrowings consisted of borrowings under our commercial paper program, as follows:

(Dollars in millions)	April 30, 2023	January 31, 2024
Commercial paper (par amount)	$235	$730
Average interest rate	5.17%	5.48%
Average remaining days to maturity	21	20

7.    Stockholders’ Equity
The following table shows the changes in stockholders’ equity by quarter during the nine months ended January 31, 2023:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2022	$25	$47	$—	$3,242	$(352)	$(225)	$2,737
Net income				249			249
Net other comprehensive income (loss)					1		1
Declaration of cash dividends				(180)			(180)
Stock-based compensation expense			4				4
Stock issued under compensation plans						4	4
Loss on issuance of treasury stock issued under compensation plans			(4)	(4)			(8)
Balance at July 31, 2022	25	47	—	3,307	(351)	(221)	2,807
Net income				227			227
Net other comprehensive income (loss)					2		2
Stock-based compensation expense			5				5
Stock issued under compensation plans						1	1
Loss on issuance of treasury stock issued under compensation plans			(2)				(2)
Balance at October 31, 2022	25	47	3	3,534	(349)	(220)	3,040
Net income				100			100
Net other comprehensive income (loss)					91		91
Declaration of cash dividends				(197)			(197)
Stock-based compensation expense			4				4
Stock issued under compensation plans						1	1
Loss on issuance of treasury stock issued under compensation plans			(1)				(1)
Balance at January 31, 2023	$25	$47	$6	$3,437	$(258)	$(219)	$3,038

The following table shows the changes in stockholders’ equity by quarter during the nine months ended January 31, 2024:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2023	$25	$47	$1	$3,643	$(235)	$(213)	$3,268
Net income				231			231
Net other comprehensive income (loss)					36		36
Declaration of cash dividends				(197)			(197)
Stock-based compensation expense			4				4
Stock issued under compensation plans						3	3
Loss on issuance of treasury stock issued under compensation plans			(4)	(3)			(7)
Balance at July 31, 2023	25	47	1	3,674	(199)	(210)	3,338
Net income				242			242
Net other comprehensive income (loss)					(91)		(91)
Acquisition of treasury stock						(42)	(42)
Stock-based compensation expense			7				7
Balance at October 31, 2023	25	47	8	3,916	(290)	(252)	3,454
Net income				285			285
Net other comprehensive income (loss)					66		66
Declaration of cash dividends				(206)			(206)
Acquisition of treasury stock						(361)	(361)
Stock-based compensation expense			7				7
Balance at January 31, 2024	$25	$47	$15	$3,995	$(224)	$(613)	$3,245

The following table shows the change in each component of accumulated other comprehensive income (AOCI), net of tax, during the nine months ended January 31, 2024:

(Dollars in millions)	Currency Translation Adjustments	Cash Flow Hedge Adjustments	Postretirement Benefits Adjustments	Total AOCI
Balance at April 30, 2023	$(104)	$10	$(141)	$(235)
Net other comprehensive income (loss)	10	(3)	4	11
Balance at January 31, 2024	$(94)	$7	$(137)	$(224)

The following table shows the cash dividends declared per share on our Class A and Class B common stock during the nine months ended January 31, 2024:

Declaration Date	Record Date	Payable Date	Amount per Share
May 25, 2023	June 8, 2023	July 3, 2023	$0.2055
July 27, 2023	September 5, 2023	October 2, 2023	$0.2055
November 16, 2023	December 1, 2023	January 2, 2024	$0.2178
January 23, 2024	March 8, 2024	April 1, 2024	$0.2178

8.    Net Sales
The following table shows our net sales by geography:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions)	2023	2024	2023	2024
United States	$439	$469	$1,455	$1,442
Developed International[1]	345	311	927	913
Emerging[2]	245	238	629	688
Travel Retail[3]	32	33	110	113
Non-branded and bulk[4]	20	18	61	58
Total	$1,081	$1,069	$3,182	$3,214

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
4Includes net sales of used barrels, contract bottling services, and non-branded bulk whiskey and wine, regardless of customer location.

The following table shows our net sales by product category:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions)	2023	2024	2023	2024
Whiskey[1]	$754	$731	$2,215	$2,167
Ready-to-Drink[2]	121	127	369	397
Tequila[3]	79	76	237	238
Wine[4]	53	51	164	168
Vodka[5]	27	26	74	75
Non-branded and bulk[6]	20	18	61	58
Rest of portfolio[7]	27	40	62	111
Total	$1,081	$1,069	$3,182	$3,214

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
4Includes Korbel California Champagne and Sonoma-Cutrer wines.
5Includes Finlandia which we divested on November 1, 2023. Net sales for the three months ended January 31, 2024 were recognized pursuant to the transition services agreement related to distribution services in certain markets.
6Includes net sales of used barrels, contract bottling services, and non-branded bulk whiskey and wine.
7Includes Chambord, Gin Mare, Korbel Brandy, Diplomático, and Fords Gin.

9.    Pension Costs
The following table shows the components of the net cost recognized for our U.S. pension plans. Similar information for other defined benefit plans is not presented due to immateriality.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions)	2023	2024	2023	2024
Service cost	$5	$5	$16	$14
Interest cost	8	8	24	25
Expected return on plan assets	(11)	(10)	(33)	(30)
Amortization of:
Prior service cost	—	—	1	—
Net actuarial loss	2	2	7	5
Settlement charge	27	—	27	—
Net cost	$31	$5	$42	$14

10.    Income Taxes
Our consolidated interim effective tax rate is based on our expected annual operating income, statutory tax rates, and income tax laws in the various jurisdictions where we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the fiscal quarter in which the related event or a change in judgment occurs. The effective tax rate on ordinary income for the full fiscal year is expected to be 20.1%, which is lower than the U.S. federal statutory rate of 21.0%, due to the beneficial impact of the foreign-derived intangible income deduction and tax rate differences on the sale of the Finlandia vodka business, partially offset by the impact of state taxes and the tax effects of foreign operations.

The effective tax rate of 20.3% for the nine months ended January 31, 2024, was higher than the expected tax rate of 20.1% on ordinary income for the full fiscal year ending April 30, 2024, primarily due to the impact of tax rate changes which was partially offset by favorable resolution of uncertain tax positions in the current period. The effective tax rate of 20.3% for the nine months ended January 31, 2024, was lower than the effective tax rate of 23.0% for the same period last year, primarily due to decreased impact of state taxes, the reversal of contingent tax liabilities in the current period, and the beneficial impact of tax rate differences on the sale of the Finlandia vodka business, which was partially offset by the absence of benefit from the reversal of valuation allowances in the current period.

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

We had outstanding currency derivatives, related primarily to our euro, British pound, and Australian dollar exposures, with notional amounts for all hedged currencies totaling $747 million at April 30, 2023, and $560 million at January 31, 2024. The maximum term of outstanding derivative contracts was 24 months at both April 30, 2023 and January 31, 2024.

We also use foreign currency-denominated debt instruments to help manage our foreign currency exchange rate risk. We designate a portion of those debt instruments as net investment hedges, which are intended to mitigate foreign currency exposure related to non-U.S. dollar net investments in certain foreign subsidiaries. Any change in value of the designated portion of the hedging instruments is recorded in AOCI, offsetting the foreign currency translation adjustment of the related net investments that is also recorded in AOCI. The amount of foreign currency-denominated debt instruments designated as net investment hedges was $495 million at April 30, 2023, and $496 million at January 31, 2024.

During the three months ended January 31, 2024, we reclassified $26 million of gains on net investment hedges from AOCI to earnings in connection with the divestiture of Finlandia (Note 15).

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

The following table presents the pre-tax impact that changes in the fair value of our derivative instruments and non-derivative hedging instruments had on AOCI and earnings:

		Three Months Ended
		January 31,
(Dollars in millions)	Classification	2023	2024
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$(33)	$(11)
Net gain (loss) reclassified from AOCI into earnings	Sales	11	3
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Sales	$(11)	$(3)
Net gain (loss) recognized in earnings	Other income (expense), net	2	2
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	$(32)	$(19)
Net gain (loss) reclassified from AOCI into earnings	Other income (expense), net	—	26

Total amounts presented in the accompanying condensed consolidated statements of operations for line items affected by the net gains (losses) shown above:
Sales		$1,406	$1,406
Other income (expense), net		(124)	84

		Nine Months Ended
		January 31,
(Dollars in millions)	Classification	2023	2024
Derivative Instruments
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$3	$6
Net gain (loss) reclassified from AOCI into earnings	Sales	34	11
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Sales	$(2)	$(1)
Net gain (loss) recognized in earnings	Other income (expense), net	11	8
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	$10	$(2)
Net gain (loss) reclassified from AOCI into earnings	Other income (expense), net	—	26

Total amounts presented in the accompanying condensed consolidated statements of operations for line items affected by the net gains (losses) shown above:
Sales		$4,078	$4,137
Other income (expense), net		(117)	91

We expect to reclassify $4 million of deferred net gains on cash flow hedges recorded in AOCI as of January 31, 2024 to earnings during the next 12 months. This reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur.

The following table presents the fair values of our derivative instruments:

		April 30, 2023		January 31, 2024
(Dollars in millions)	Classification	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Designated as cash flow hedges:
Currency derivatives	Other current assets	$20	$(11)	$10	$(4)
Currency derivatives	Other assets	5	(1)	1	—
Currency derivatives	Accrued expenses	—	(1)	1	(1)
Currency derivatives	Other liabilities	—	(1)	—	(1)
Not designated as hedges:
Currency derivatives	Other current assets	3	—	—	—

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

Our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. The aggregate fair value of our derivatives with creditworthiness requirements that were in a net liability position was $1 million at April 30, 2023, and $1 million at January 31, 2024.

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

The following table summarizes the gross and net amounts of our derivative contracts:

(Dollars in millions)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet	Net Amounts
April 30, 2023
Derivative assets	$28	$(12)	$16	$(1)	$15
Derivative liabilities	(14)	12	(2)	1	(1)
January 31, 2024
Derivative assets	12	(5)	7	—	7
Derivative liabilities	(6)	5	(1)	—	(1)

No cash collateral was received or pledged related to our derivative contracts as of April 30, 2023, or January 31, 2024.

12.    Fair Value Measurements
The following table summarizes the assets and liabilities measured or disclosed at fair value on a recurring basis:

	April 30, 2023		January 31, 2024
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$374	$374	$589	$589
Currency derivatives, net	16	16	7	7
Liabilities
Currency derivatives, net	2	2	1	1
Short-term borrowings	235	235	728	728
Long-term debt	2,678	2,556	2,678	2,570
Contingent consideration (Note 14)	63	63	62	62

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

The following table shows the changes in our contingent consideration liability during the nine months ended January 31, 2024:

(Dollars in millions)
Balance at April 30, 2023	$63
Purchase accounting adjustment (Note 14)	(1)
Change in fair value[1]	1
Foreign currency translation adjustment	(1)
Balance at January 31, 2024	$62
1Classified as “other expense (income), net” in the accompanying condensed consolidated statement of operations.

See Note 14 for additional information about the contingent consideration liability.

We measure some assets and liabilities at fair value on a nonrecurring basis. That is, we do not measure them at fair value on an ongoing basis, but we do adjust them to fair value in some circumstances (for example, when we determine that an asset is impaired). During the third quarter of fiscal 2023, we recognized a non-cash impairment charge of $96 million related to the Finlandia brand name. The impairment charge was based on the estimated fair value of the brand name, which we determined using the relief from royalty method, and which is classified as Level 3 within the valuation hierarchy. The impairment charge is included in “other expense (income), net” in the accompanying consolidated statement of operations.

As discussed in Note 14, we also used the relief-from-royalty method to determine fair values in connection with our accounting for business combinations.

No other material nonrecurring fair value measurements were required during the periods presented in these financial statements.

13.    Other Comprehensive Income
The following table shows the components of net other comprehensive income (loss):

	Three Months Ended			Three Months Ended
	January 31, 2023			January 31, 2024
(Dollars in millions)	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Currency translation adjustments:
Net gain (loss) on currency translation	$111	$8	$119	$61	$4	$65
Reclassification to earnings	—	—	—	4	6	10
Other comprehensive income (loss), net	111	8	119	65	10	75
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	(33)	7	(26)	(11)	3	(8)
Reclassification to earnings[1]	(11)	3	(8)	(3)	1	(2)
Other comprehensive income (loss), net	(44)	10	(34)	(14)	4	(10)
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	(21)	5	(16)	—	—	—
Reclassification to earnings[2]	29	(7)	22	1	—	1
Other comprehensive income (loss), net	8	(2)	6	1	—	1

Total other comprehensive income (loss), net	$75	$16	$91	$52	$14	$66

	Nine Months Ended			Nine Months Ended
	January 31, 2023			January 31, 2024
(Dollars in millions)	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Currency translation adjustments:
Net gain (loss) on currency translation	$110	$(2)	$108	$—	$—	$—
Reclassification to earnings	—	—	—	4	6	10
Other comprehensive income (loss), net	110	(2)	108	4	6	10
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	3	(1)	2	6	(1)	5
Reclassification to earnings[1]	(34)	8	(26)	(11)	3	(8)
Other comprehensive income (loss), net	(31)	7	(24)	(5)	2	(3)
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	(21)	5	(16)	—	—	—
Reclassification to earnings[2]	34	(8)	26	5	(1)	4
Other comprehensive income (loss), net	13	(3)	10	5	(1)	4

Total other comprehensive income (loss), net	$92	$2	$94	$4	$7	$11
1Pre-tax amount for each period is classified as sales in the accompanying condensed consolidated statements of operations.
2Pre-tax amount for each period is classified as non-operating postretirement expense in the accompanying condensed consolidated statements of operations.

14.    Acquisitions
As discussed below, we have finalized the purchase price allocations for our Gin Mare and Diplomático acquisitions, both of which we acquired during the third quarter of fiscal 2023. Each acquisition was accounted for as a business combination.

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

The adjustments to the prior Diplomático purchase price allocation reflect revised valuations for the trademarks and brand names, which were driven by an increase in the discount rates used to calculate fair values as of the acquisition date, partially offset by higher projections of future cash flows. The adjustments also reflect certain other immaterial net working capital adjustments. The Diplomático purchase price allocation was finalized during the third quarter of fiscal 2024.

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

Goodwill is calculated as the excess of the purchase price over the fair value of the net identifiable assets acquired. The goodwill recorded for each acquisition is primarily attributable to the value of leveraging our distribution network and brand-building expertise to grow sales of the acquired brands. For the Gin Mare acquisition, we expect none of the goodwill of $306 million to be deductible for tax purposes. For the Diplomático acquisition, we expect $108 million of the goodwill of $386 million to be deductible for tax purposes.

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

15.    Finlandia Divestiture
On November 1, 2023, we sold the Finlandia vodka business to Coca-Cola HBC AG for $194 million in cash. The sale reflects the continued evolution of our portfolio strategy to focus on premium spirits brands. The net carrying amount of the related business assets and liabilities included in the sale was $100 million, consisting largely of goodwill and other intangible assets. As a result of the sale, we recognized a pre-tax gain of $90 million during the third quarter of fiscal 2024, which consisted of the following:

(Dollars in millions)	November 1, 2023
Proceeds from sale	$194
Net carrying amount of assets and liabilities sold	(100)
Amounts reclassified from AOCI:
Cumulative translation losses	(30)
Net investment hedge gain (Note 11)	26
Net pre-tax gain on sale[1]	$90
1Classified as “other expense (income), net” in the accompanying condensed consolidated statements of operations.

16.    Assets Held for Sale
In November 2023, we reached an agreement to sell our Sonoma-Cutrer wine business to The Duckhorn Portfolio, Inc. in exchange for an ownership percentage of approximately 21.5% in The Duckhorn Portfolio, Inc. and cash of $50 million. The transaction, which is subject to certain customary closing adjustments and conditions, is expected to close in the fourth quarter of fiscal 2024.

The net carrying amount of the related business assets and liabilities as of January 31, 2024, was $146 million and consisted of the following:

(Dollars in millions)	January 31, 2024
Inventories	$62
Property, plant, and equipment	81
Goodwill	18
Total assets held for sale	161

Accounts payable and accrued expenses	3
Deferred tax liabilities	12
Total liabilities held for sale	15

Net assets held for sale	$146
The total carrying amounts of the assets and liabilities held for sale are presented as separate line items in the condensed consolidated balance sheet as of January 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with both our unaudited Condensed Consolidated Financial Statements and related notes included in Part I, Item 1 of this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended April 30, 2023 (2023 Form 10-K). Note that the results of operations for the nine months ended January 31, 2024, are not necessarily indicative of future or annual results. In this Item, “we,” “us,” “our,” “Brown-Forman,” and the “Company” refer to Brown-Forman Corporation and its consolidated subsidiaries, collectively.

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
“Organic change” in measures of statements of operations. We present changes in certain measures, or line items, of the statements of operations that are adjusted to an “organic” basis. We use “organic change” for the following measures: (a) organic net sales; (b) organic cost of sales; (c) organic gross profit; (d) organic advertising expenses; (e) organic selling, general, and administrative (SG&A) expenses; (f) organic other expense (income), net; (g) organic operating expenses1; and (h) organic operating income. To calculate these measures, we adjust, as applicable, for (1) acquisitions and divestitures, (2) foreign exchange, and (3) impairment charges. We explain these adjustments below.
•“Acquisitions and divestitures.” This adjustment removes (a) the gain or loss recognized on sale of divested brands and certain fixed assets, (b) any non-recurring effects related to our acquisitions and divestitures (e.g., transaction, transition, and integration costs), (c) the effects of operating activity related to acquired and divested brands for periods not comparable year over year (non-comparable periods), and (d) fair value changes to contingent consideration liabilities. Excluding non-comparable periods allows us to include the effects of acquired and divested brands only to the extent that results are comparable year over year.
During the third quarter of fiscal 2023, we acquired Gin Mare Brand, S.L.U. and Mareliquid Vantguard, S.L.U., which owned the Gin Mare brand (Gin Mare). This adjustment removes (a) the transaction, transition, and integration costs related to the acquisition, (b) operating activity for the non-comparable periods, which is activity in the first and second quarters of fiscal 2024, and (c) fair value adjustments to Gin Mare’s earn-out contingent consideration liability that is payable in cash no earlier than July 2024 and no later than July 2027.
During the third quarter of fiscal 2023, we acquired (a) International Rum and Spirits Distributors Unipessoal, Lda., (b) Diplomático Branding Unipessoal Lda., (c) International Bottling Services, S.A., (d) International Rum & Spirits Marketing Solutions, S.L., and (e) certain assets of Destilerias Unidas Corp., which collectively own the Diplomático Rum brand and related assets (Diplomático). This adjustment removes (a) the transaction, transition, and integration costs related to the acquisition, and (b) operating activity for the non-comparable periods, which is primarily activity in the first three quarters of fiscal 2024.
During the third quarter of fiscal 2024, we sold our Finlandia vodka business, which resulted in a pre-tax gain of $90 million, and entered into a related transition services agreement (TSA) for this business. This adjustment removes the (a) transaction costs related to the divestiture, (b) the gain on sale of the Finlandia vodka business, (c) operating activity for the non-comparable period, which is activity in the third and fourth quarters of fiscal 2023, and (d) net sales, cost of sales, and operating expenses1 recognized pursuant to the TSA related to distribution services in certain markets.
During the third quarter of fiscal 2024, we reached an agreement to sell our Sonoma-Cutrer wine business to The Duckhorn Portfolio, Inc. This transaction is expected to close in the fourth quarter of fiscal 2024. This adjustment removes the transaction costs related to the pending disposition.
During the second quarter of fiscal 2024, we recognized a gain of $7 million on the sale of certain fixed assets. This adjustment removes the gain from our other expense (income), net and operating income to present our organic results on a comparable basis.
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
•“Wine” includes Korbel California Champagnes and Sonoma-Cutrer wines.
•“Vodka” includes Finlandia, which we divested on November 1, 2023. See Note 15 to the Condensed Consolidated Financial Statements and Non-GAAP Financial Measures above for more details.
•“Rest of Portfolio” includes Chambord, Gin Mare, Korbel Brandy, Diplomático, and Fords Gin.
•“Non-branded and bulk” includes net sales of used barrels, contract bottling services, and non-branded bulk whiskey and wine.
•“Jack Daniel’s family of brands” includes Jack Daniel’s Tennessee Whiskey (JDTW), JD RTD/RTP, Jack Daniel’s Tennessee Honey (JDTH), Gentleman Jack, Jack Daniel’s Tennessee Fire (JDTF), Jack Daniel’s Tennessee Apple (JDTA), Jack Daniel’s Single Barrel Collection (JDSB), Jack Daniel’s Bonded Tennessee Whiskey, Jack Daniel’s Sinatra Select, Jack Daniel’s Tennessee Rye Whiskey (JDTR), Jack Daniel’s Bottled-in-Bond, Jack Daniel’s Triple Mash Blended Straight Whiskey, Jack Daniel’s No. 27 Gold Tennessee Whiskey, Jack Daniel’s 10 Years Old, Jack Daniel’s 12 Years Old, and other Jack Daniel’s expressions.
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

Important Information on Forward-Looking Statements:
This report contains statements, estimates, and projections that are “forward-looking statements” as defined under U.S. federal securities laws. Words such as “aim,” “anticipate,” “aspire,” “believe,” “can,” “continue,” “could,” “envision,” “estimate,” “expect,” “expectation,” “intend,” “may,” “might,” “plan,” “potential,” “project,” “pursue,” “see,” “seek,” “should,” “will,” “would,” and similar words indicate forward-looking statements, which speak only as of the date we make them. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. By their nature, forward-looking statements involve risks, uncertainties, and other factors (many beyond our control) that could cause our actual results to differ materially from our historical experience or from our current expectations or projections. These risks and uncertainties include, but are not limited to:

•Our substantial dependence upon the continued growth of the Jack Daniel's family of brands
•Substantial competition from new entrants, consolidations by competitors and retailers, and other competitive activities, such as pricing actions (including price reductions, promotions, discounting, couponing, or free goods), marketing, category expansion, product introductions, or entry or expansion in our geographic markets or distribution networks
•Route-to-consumer changes that affect the timing of our sales, temporarily disrupt the marketing or sale of our products, or result in higher fixed costs
•Disruption of our distribution network or inventory fluctuations in our products by distributors, wholesalers, or retailers
•Changes in consumer preferences, consumption, or purchase patterns – particularly away from larger producers in favor of small distilleries or local producers, or away from brown spirits, our premium products, or spirits generally, and our ability to anticipate or react to them; further legalization of marijuana; bar, restaurant, travel, or other on-premise declines; shifts in demographic or health and wellness trends; or unfavorable consumer reaction to new products, line extensions, package changes, product reformulations, or other product innovation
•Production facility, aging warehouse, or supply chain disruption
•Imprecision in supply/demand forecasting
•Higher costs, lower quality, or unavailability of energy, water, raw materials, product ingredients, or labor
•Risks associated with acquisitions, dispositions, business partnerships, or investments – such as acquisition integration, termination difficulties or costs, or impairment in recorded value
•Impact of health epidemics and pandemics, and the risk of the resulting negative economic impacts and related governmental actions
•Unfavorable global or regional economic conditions and related economic slowdowns or recessions, low consumer confidence, high unemployment, weak credit or capital markets, budget deficits, burdensome government debt, austerity measures, higher interest rates, higher taxes, political instability, higher inflation, deflation, lower returns on pension assets, or lower discount rates for pension obligations
•Product recalls or other product liability claims, product tampering, contamination, or quality issues
•Negative publicity related to our company, products, brands, marketing, executive leadership, employees, Board of Directors, family stockholders, operations, business performance, or prospects
•Failure to attract or retain key executive or employee talent
•Risks associated with being a U.S.-based company with a global business, including commercial, political, and financial risks; local labor policies and conditions; protectionist trade policies, or economic or trade sanctions, including additional retaliatory tariffs on American whiskeys and the effectiveness of our actions to mitigate the negative impact on our margins, sales, and distributors; compliance with local trade practices and other regulations; terrorism, kidnapping, extortion, or other types of violence; and health pandemics
•Failure to comply with anti-corruption laws, trade sanctions and restrictions, or similar laws or regulations
•Fluctuations in foreign currency exchange rates, particularly a stronger U.S. dollar
•Changes in laws, regulatory measures, or governmental policies, especially those affecting production, importation, marketing, labeling, pricing, distribution, sale, or consumption of our beverage alcohol products
•Tax rate changes (including excise, corporate, sales or value-added taxes, property taxes, payroll taxes, import and export duties, and tariffs) or changes in related reserves, changes in tax rules or accounting standards, and the unpredictability and suddenness with which they can occur
•Decline in the social acceptability of beverage alcohol in significant markets
•Significant additional labeling or warning requirements or limitations on availability of our beverage alcohol products
•Counterfeiting and inadequate protection of our intellectual property rights
•Significant legal disputes and proceedings, or government investigations
•Cyber breach or failure or corruption of our key information technology systems or those of our suppliers, customers, or direct and indirect business partners, or failure to comply with personal data protection laws
•Our status as a family “controlled company” under New York Stock Exchange rules, and our dual-class share structure
For further information on these and other risks, please see the risks and uncertainties described in Part I, Item 1A. Risk Factors of our 2023 Form 10-K, and those described from time to time in our reports on Form 10-Q filed with the Securities and Exchange Commission (SEC).

Overview
For the nine months ended January 31, 2024, reported net sales growth in emerging markets and Travel Retail was partially offset by declines in developed international and the United States.
Acquisitions and Divestitures
During the third quarter of fiscal 2023, we acquired the Gin Mare brand and the Diplomático brand and related assets. These brands positively contributed to our reported net sales growth and reported operating income for the nine months and three months ended January 31, 2024.
During the third quarter of fiscal 2024, we sold our Finlandia vodka business, which resulted in a pre-tax gain of $90 million, and entered into a related TSA for this business. The TSA negatively impacted our reported gross margin for the nine months and three months ended January 31, 2024.
During the third quarter of fiscal 2024, we reached an agreement to sell our Sonoma-Cutrer wine business. This transaction is expected to close in the fourth quarter of fiscal 2024. The transaction costs associated with this pending disposition negatively impacted reported operating income for the three months ended January 31, 2024.
Fiscal 2024 Year-to-Date Highlights
•We delivered reported net sales of $3.2 billion for the nine months ended January 31, 2024, an increase of 1% compared to the same period last year. The increase was driven by favorable price/mix and the positive effect of acquisitions and divestitures, largely offset by lower volumes. An estimated net decrease in distributor inventories negatively impacted reported net sales.
◦From a brand perspective, reported net sales growth was driven by the recently acquired brands, Diplomático and Gin Mare, and the growth of New Mix and JDTA, largely offset by declines of JDTW.
◦From a geographic perspective, emerging markets and Travel Retail contributed to reported net sales growth, partially offset by declines in developed international and the United States.
•We delivered reported gross profit of $2.0 billion for the nine months ended January 31, 2024, an increase of $98 million, or 5%, compared to the same period last year. Gross margin increased 2.5 percentage points to 60.9% from 58.4% in the same period last year. The increase in gross margin was driven by favorable price/mix, lower supply chain disruption related costs, and lower tariff-related costs, partially offset by higher input costs, the negative effect of foreign exchange, and the impact of the Finlandia TSA (as described above).
•We delivered reported operating income of $1.0 billion for the nine months ended January 31, 2024, an increase of 25% compared to the same period last year driven by the positive effect of acquisitions and divestitures, higher gross margin, and the absence of the prior year period Finlandia non-cash impairment, partially offset by operating expense growth and the negative effect of foreign exchange.
•We delivered diluted earnings per share of $1.58 for the nine months ended January 31, 2024, an increase of 32% from the $1.20 reported for the same period last year, driven primarily by the increase in reported operating income.

Summary of Operating Performance
	Three Months Ended January 31,					Nine Months Ended January 31,
(Dollars in millions)	2023	2024	Reported Change		Organic Change[1]	2023	2024	Reported Change		Organic Change[1]
Net sales	$1,081	$1,069	(1%)		(2%)	$3,182	$3,214	1%		—%
Cost of sales	457	434	(5%)		(10%)	1,323	1,257	(5%)		(9%)
Gross profit	624	635	2%		5%	1,859	1,957	5%		6%
Advertising	141	143	1%		(1%)	372	414	11%		7%
SG&A	186	203	9%		7%	541	595	10%		8%
Other expense (income), net	124	(84)	nm4		nm4	117	(91)	nm4		nm4
Operating income	173	373	116%		5%	829	1,039	25%		2%

Total operating expenses[2]	$451	$262	(42%)		5%	$1,030	$918	(11%)		10%

As a percentage of net sales[3]
Gross profit	57.7%	59.4%	1.7	pp		58.4%	60.9%	2.5	pp
Operating income	15.9%	34.9%	19.0	pp		26.0%	32.3%	6.3	pp
Non-operating postretirement expense	$27	$1	nm4			$27	$2	nm4
Interest expense, net	$22	$30	36%			$54	$86	59%
Effective tax rate	19.5%	16.5%	(3.0)	pp		23.0%	20.3%	(2.7)	pp
Diluted earnings per share	$0.21	$0.60	189%			$1.20	$1.58	32%
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
The following table provides supplemental information for our largest markets. We discuss results of the markets most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the nine months ended January 31, 2024 compared to the same period last year.

Top Markets
Nine months ended January 31, 2024	Net Sales % Change vs. 2023
Geographic area[1]	Reported	Acquisitions and Divestitures	Foreign Exchange	Organic[2]
United States	(1%)	(1%)	—%	(2%)
Developed International	(2%)	(3%)	(1%)	(6%)
Germany	12%	(2%)	(2%)	8%
Australia	(8%)	—%	2%	(5%)
United Kingdom	(9%)	(1%)	(3%)	(13%)
France	(1%)	(2%)	(2%)	(6%)
Canada	6%	(1%)	1%	5%
Japan	(100%)	—%	(5%)	(105%)
Rest of Developed International	11%	(9%)	(1%)	1%
Emerging	9%	—%	2%	11%
Mexico	22%	—%	(15%)	7%
Poland	24%	(2%)	(7%)	16%
Brazil	12%	—%	(3%)	9%
Rest of Emerging	(3%)	—%	16%	13%
Travel Retail	3%	(1%)	(1%)	1%
Non-branded and bulk	(6%)	—%	1%	(5%)
Total	1%	(1%)	—%	—%
Note: Results may differ due to rounding

1See “Definitions” above for definitions of market aggregations presented here.
2See “Non-GAAP Financial Measures” above for details on our use of “organic change” in net sales, including how we calculate this measure and why we believe this information is useful to readers.

The United States’ reported net sales declined 1% driven by lower volumes partially reflecting an estimated net decrease in distributor inventories. The decline was largely offset by higher prices across our portfolio led by JDTW and el Jimador, the growth of our super-premium Jack Daniel’s expressions, and the acquisition of Diplomático.
Developed International
•Germany’s reported net sales increased 12% driven by the launch of the Jack Daniel’s & Coca-Cola RTD, the positive effect of foreign exchange, and the acquisitions of Diplomático and Gin Mare, partially offset by lower volumes of Jack Daniel’s & Cola.
•Australia’s reported net sales declined 8% driven by lower volumes of JD RTDs and the negative effect of foreign exchange, partially offset by higher prices for JD RTDs.
•The United Kingdom’s reported net sales declined 9% driven by lower volumes of Jack Daniel’s & Cola, which we previously distributed, due to the introduction of the Jack Daniel’s & Coca-Cola RTD that we do not distribute in this market. The decline was partially offset by the positive effect of foreign exchange.
•France’s reported net sales declined 1% driven by lower volumes of JDTW and JDTH, largely offset by higher prices of JDTW, the acquisition of Diplomático, and the positive effect of foreign exchange.
•Canada’s reported net sales increased 6% driven by higher volumes of JD RTDs.

•Japan’s reported net sales declined 100% driven by lower volumes across our portfolio due to an estimated net decrease in distributor inventories following a significant inventory build in the second half of fiscal 2023. This decrease includes the buyback of inventory from our distributor in preparation for the transition to owned distribution beginning April 1, 2024.
•Reported net sales in the Rest of Developed International increased 11% led by the acquisitions of Gin Mare and Diplomático, the launch of JDTA in South Korea, and Glenglassaugh old and rare cask sales. An estimated net decrease in distributor inventories negatively impacted reported net sales.
Emerging
•Mexico’s reported net sales increased 22% driven by the positive effect of foreign exchange and higher prices of New Mix, partially offset by lower volumes of el Jimador.
•Poland’s reported net sales increased 24% led by favorable price/mix and higher volumes of JDTW, as well as the positive effect of foreign exchange.
•Brazil’s reported net sales increased 12% led by higher volumes of JDTA along with the positive effect of foreign exchange, partially offset by lower JDTW volumes reflecting an estimated net decrease in distributor inventories.
•Reported net sales in the Rest of Emerging declined 3% driven by the negative effect of foreign exchange, reflecting the strengthening of the dollar primarily against the Turkish lira, and lower JDTW volumes in Sub-Saharan Africa. These declines were partially offset by JDTW growth in Türkiye and Ukraine. An estimated net decrease in distributor inventories negatively impacted reported net sales.
Travel Retail’s reported net sales increased 3% driven by growth of our super-premium American whiskey portfolio, as well as the acquisition of Gin Mare, partially offset by lower volumes of JDTW and JDTH.

Brand Highlights
The following table provides supplemental information for our largest brands. We discuss results of the brands most affecting our performance below the table. Unless otherwise indicated, all related commentary is for the nine months ended January 31, 2024 compared to the same period last year.

Major Brands
Nine months ended January 31, 2024	Net Sales % Change vs 2023
Product category / brand family / brand[1]	Reported	Acquisitions and Divestitures	Foreign Exchange	Organic[2]
Whiskey	(2%)	—%	1%	(1%)
JDTW	(6%)	—%	1%	(5%)
JDTH	(6%)	—%	—%	(6%)
Gentleman Jack	(4%)	—%	2%	(2%)
JDTF	(9%)	—%	—%	(9%)
JDTA	44%	—%	1%	45%
Woodford Reserve	2%	—%	—%	2%
Old Forester	5%	—%	—%	5%
Rest of Whiskey	18%	—%	1%	19%
Ready-to-Drink	8%	—%	(4%)	4%
JD RTD/RTP	1%	—%	—%	1%
New Mix	34%	—%	(17%)	17%
Tequila	—%	—%	(3%)	(3%)
Herradura	(7%)	—%	(4%)	(10%)
el Jimador	5%	—%	(1%)	4%
Wine	3%	—%	—%	3%
Vodka (Finlandia)	—%	3%	—%	3%
Rest of Portfolio	79%	(72%)	3%	11%
Non-branded and bulk	(6%)	—%	1%	(5%)
Note: Results may differ due to rounding

1See “Definitions” above for definitions of brand aggregations presented here.
2See “Non-GAAP Financial Measures” above for details on our use of “organic change” in net sales, including how we calculate this measure and why we believe this information is useful to readers.

Whiskey
•Reported net sales for JDTW decreased 6% led by declines in Japan, the United States, and Sub-Saharan Africa, along with the negative effect of foreign exchange, primarily reflecting the strengthening of the dollar against the Turkish lira. These declines were partially offset by higher prices and volumes in Türkiye. An estimated net decrease in distributor inventories negatively impacted reported net sales.
•Reported net sales for JDTH declined 6% driven by lower volumes, largely reflecting an estimated net decrease in distributor inventories.
•Reported net sales for Gentleman Jack declined 4% led by lower volumes in the United States and the negative effect of foreign exchange, primarily reflecting the strengthening of the dollar against the Turkish lira. The decline was partially offset by higher prices in Türkiye.
•Reported net sales for JDTF declined 9% driven by lower volumes in the United States largely reflecting an estimated net decrease in distributor inventories.
•Reported net sales for JDTA increased 44% led by higher volumes in Brazil and the product launch in South Korea.
•Woodford Reserve’s reported net sales increased 2% driven by favorable price/mix, partially offset by lower volumes.

•Old Forester’s reported net sales increased 5% driven by higher prices in the United States.
•Reported net sales for Rest of Whiskey increased 18% driven by the growth of our other super-premium Jack Daniel's expressions and Glenglassaugh old and rare cask sales.
Ready-to-Drink
•Reported net sales for the JD RTD/RTP brands increased 1% led by the launch of the Jack Daniel’s & Coca-Cola RTD, largely offset by lower volumes of Jack Daniel’s & Cola.
•New Mix grew reported net sales 34%, fueled by higher prices in Mexico and the positive effect of foreign exchange.
Tequila
•Herradura’s reported net sales declined 7% driven by lower volumes in the United States, primarily due to an estimated net decrease in distributor inventories, partially offset by the positive effect of foreign exchange.
•el Jimador’s reported net sales increased 5% driven by higher prices, led by the United States, partially offset by lower volumes in Mexico and the United States.
Reported net sales for our Wines increased 3% driven by higher volumes of Sonoma-Cutrer, partially offset by declines of Korbel California Champagne in the United States.
Reported net sales for Rest of Portfolio increased 79% largely driven by the acquisitions of Gin Mare and Diplomático.
Year-Over-Year Period Comparisons

Net Sales
	3 Months			9 Months
Percentage change versus the prior year period ended January 31	Volume	Price/mix	Total	Volume	Price/mix	Total
Change in reported net sales	(9%)	8%	(1%)	(7%)	8%	1%
Acquisitions and divestitures	—%	(1%)	(1%)	—%	(1%)	(1%)
Foreign exchange	—%	1%	1%	—%	—%	—%
Change in organic net sales	(9%)	7%	(2%)	(7%)	7%	—%
Note: Results may differ due to rounding
For the three months ended January 31, 2024, reported net sales were $1.1 billion, a decrease of $13 million, or 1%, compared to the same period last year driven by lower volumes and the negative effect of foreign exchange, largely offset by favorable price/mix and the positive effect of acquisitions and divestitures. Lower volumes were led by JDTW reflecting an estimated net decrease in distributor inventories and Jack Daniel’s & Cola due to the introduction of the Jack Daniel’s & Coca-Cola RTD. Price/mix largely reflects higher prices across much of our portfolio led by JDTW, most notably in Türkiye in response to high inflation and currency devaluation.
For the nine months ended January 31, 2024, reported net sales were $3.2 billion, an increase of $31 million, or 1%, compared to the same period last year driven by favorable price/mix and the positive effect of acquisitions and divestitures, largely offset by lower volumes. Price/mix largely reflects higher prices across much of our portfolio led by JDTW, most notably in Türkiye in response to high inflation and currency devaluation. Lower volumes were led by JDTW reflecting an estimated net decrease in distributor inventories and Jack Daniel’s & Cola due to the introduction of the Jack Daniel’s & Coca-Cola RTD. See “Results of Operations - Fiscal 2024 Year-to-Date Highlights” above for further details on net sales for the nine months ended January 31, 2024.

Cost of Sales
	3 Months			9 Months
Percentage change versus the prior year period ended January 31	Volume	Cost/mix	Total	Volume	Cost/mix	Total
Change in reported cost of sales	(9%)	4%	(5%)	(7%)	2%	(5%)
Acquisitions and divestitures	—%	(3%)	(3%)	—%	(2%)	(2%)
Foreign exchange	—%	(2%)	(2%)	—%	(2%)	(2%)
Change in organic cost of sales	(9%)	(1%)	(10%)	(7%)	(2%)	(9%)
Note: Results may differ due to rounding
For the three months ended January 31, 2024, reported cost of sales were $434 million, a decrease of $24 million, or 5%, compared to the same period last year driven by volumetric declines and lower supply chain disruption costs, partially offset by the negative effect of acquisitions and divestitures and the negative effect of foreign exchange. Lower volumes were led by JDTW reflecting an estimated net decrease in distributor inventories and Jack Daniel’s & Cola due to the introduction of the Jack Daniel’s & Coca-Cola RTD.
For the nine months ended January 31, 2024, reported cost of sales were $1.3 billion, a decrease of $66 million, or 5%, compared to the same period last year primarily driven by lower volumes. Lower volumes were led by JDTW reflecting an estimated net decrease in distributor inventories and Jack Daniel’s & Cola due to the introduction of the Jack Daniel’s & Coca-Cola RTD. Cost/mix reflects (a) input cost inflation, (b) the negative effect of foreign exchange, and (c) the negative effect of acquisitions and divestitures, partially offset by lower supply chain disruption related costs.

Gross Profit
Percentage change versus the prior year period ended January 31	3 Months	9 Months
Change in reported gross profit	2%	5%
Acquisitions and divestitures	—%	(1%)
Foreign exchange	3%	2%
Change in organic gross profit	5%	6%
Note: Results may differ due to rounding

Gross Margin
For the period ended January 31	3 Months	9 Months
Prior year gross margin	57.7%	58.4%
Price/mix	1.5%	2.9%
Cost (excluding tariffs)	2.4%	0.7%
Acquisitions and divestitures	(0.7%)	(0.3%)
Tariffs[1]	—%	0.2%
Foreign exchange	(1.4%)	(0.9%)
Change in gross margin	1.8%	2.5%
Current year gross margin	59.4%	60.9%
Note: Results may differ due to rounding	0.001000	—

[1]“Tariffs” include the combined effect of tariff-related costs, whether arising as a reduction of reported net sales or as an increase in reported cost of sales.
For the three months ended January 31, 2024, reported gross profit of $635 million increased $11 million, or 2%, compared to the same period last year. Gross margin increased 1.8 percentage points to 59.4% from 57.7% in the same period last year. The increase in gross margin was driven by favorable price/mix and lower supply chain disruption related costs, partially offset by the negative effect of foreign exchange and the impact of the Finlandia TSA (see “Overview” above for more detail).
For the nine months ended January 31, 2024, reported gross profit of $2.0 billion increased $98 million, or 5%, compared to the same period last year. Gross margin increased 2.5 percentage points to 60.9% from 58.4% in the same period last year. The increase in gross margin was driven by favorable price/mix, lower supply chain disruption related costs, and lower tariff-related costs, partially offset by higher input costs, the negative effect of foreign exchange, and the impact of the Finlandia TSA (see “Overview” above for more detail).

Operating Expenses
Percentage change versus the prior year period ended January 31
3 Months	Reported	Acquisitions and Divestitures	Foreign Exchange	Organic
Advertising	1%	(1%)	(1%)	(1%)
SG&A	9%	(1%)	(1%)	7%
Total operating expenses[1]	(42%)	26%	(6%)	5%

9 Months
Advertising	11%	(3%)	(1%)	7%
SG&A	10%	(1%)	(1%)	8%
Total operating expenses[1]	(11%)	11%	(1%)	10%
Note: Results may differ due to rounding

[1]Total operating expenses include advertising expense, SG&A expense, and other expense (income), net.
For the three months ended January 31, 2024, reported operating expenses totaled $262 million, a decrease of $189 million, or 42%, compared to the same period last year. The decrease in reported operating expenses was primarily driven by (a) the absence of a non-cash impairment charge for the Finlandia brand name in the prior year, (b) the gain on the sale of the Finlandia vodka business, and (c) the absence of post-closing costs and expenses in connection with the acquisitions of Diplomático and Gin Mare in the prior year, partially offset by an increase in reported SG&A expense and the negative effect of foreign exchange.
•Reported advertising expense increased 1% for the three months ended January 31, 2024 driven by increased investment in JDTW, the negative effect of foreign exchange, and advertising expense for the recently acquired Gin Mare and Diplomático brands. This increase was largely offset by lower spend for the rest of our portfolio.
•Reported SG&A expense increased 9% for the three months ended January 31, 2024 led by higher compensation and benefit-related expenses.
For the nine months ended January 31, 2024, reported operating expenses totaled $918 million, a decrease of $112 million, or 11%, compared to the same period last year. The decrease in reported operating expenses was primarily driven by (a) the absence of a non-cash impairment charge for the Finlandia brand name in the prior year, (b) the gain on the sale of the Finlandia vodka business, and (c) the absence of post-closing costs and expenses in connection with the acquisitions of Diplomático and Gin Mare in the prior year, partially offset by an increase in SG&A expense and the negative effect of foreign exchange.
•Reported advertising expense increased 11% for the nine months ended January 31, 2024 driven by increased investment in JDTW, advertising expense associated with the launch of Jack Daniel’s & Coca-Cola RTD, and advertising expense for the recently acquired Gin Mare and Diplomático brands.
•Reported SG&A expense increased 10% for the nine months ended January 31, 2024 led by higher compensation and benefit-related expenses.

Operating Income
Percentage change versus the prior year period ended January 31	3 Months	9 Months
Change in reported operating income	116%	25%
Acquisitions and divestitures	(81%)	(17%)
Impairment charges	(42%)	(11%)
Foreign exchange	12%	4%
Change in organic operating income	5%	2%
Note: Results may differ due to rounding
For the three months ended January 31, 2024, reported operating income totaled $373 million, an increase of $200 million, or 116%, compared to the same period last year. Operating margin increased 19.0 percentage points to 34.9% from 15.9% in the same period last year driven primarily by the positive effect of acquisitions and divestitures and the absence of the prior year period Finlandia non-cash impairment.
For the nine months ended January 31, 2024, reported operating income totaled $1.0 billion, an increase of $210 million, or 25%, compared to the same period last year. Operating margin increased 6.3 percentage points to 32.3% from 26.0% in the same period last year driven primarily by the positive effect of acquisitions and divestitures, the absence of the prior year period Finlandia non-cash impairment, favorable price/mix, and lower supply chain disruption related costs, partially offset by operating expense growth and the negative effect of foreign exchange.
The effective tax rate for the three months ended January 31, 2024 was 16.5% compared to 19.5% for the same period last year. The decrease in our effective tax rate was driven primarily by lower state taxes and the beneficial impact of tax rate differences on the sale of the Finlandia vodka business, which was partially offset by withholding taxes and a lower benefit from reversal of valuation allowances in the current period.
The effective tax rate for the nine months ended January 31, 2024 was 20.3% compared to 23.0% for the same period last year. The decrease in our effective tax rate was driven primarily by the decreased impact of state taxes, benefit from favorable resolution of uncertain tax positions in the current period, and the beneficial impact of tax rate differences on the sale of the Finlandia vodka business, which was partially offset by the absence of benefit from the reversal of valuation allowances in the current period.
Diluted earnings per share of $0.60 for the three months ended January 31, 2024, increased 189% from the $0.21 reported for the same period last year driven primarily by the increase in reported operating income. Diluted earnings per share of $1.58 for the nine months ended January 31, 2024, increased 32% from the $1.20 reported for the same period last year driven primarily by the increase in reported operating income.
Fiscal 2024 Outlook
Below we discuss our outlook for fiscal 2024, which reflects the trends, developments, and uncertainties (including those described above) that we expect to affect our business.
This updated outlook revises certain aspects of the fiscal 2024 outlook included in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Quarterly Report on Form 10-Q for the period ended October 31, 2023.
The operating environment continues to be challenging following two years of double-digit organic net sales growth. With the evolving global macroeconomic conditions and normalizing industry trends, we are tempering our expectations. Accordingly, we now expect the following in fiscal 2024:
•Organic net sales to be flat, reflecting the slower than anticipated growth for the nine months ended January 31, 2024.
•Based on the above organic net sales growth outlook, and our expectation of gross margin improvement, we anticipate organic operating income growth in the 0% to 2% range.
•We expect our fiscal 2024 effective tax rate to be in the range of approximately 20% to 22%.
•Capital expenditures are now planned to be in the range of $230 to $240 million.

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
Our cash flows from operations are supplemented by our cash and cash equivalent balances, as well as access to other liquidity sources. Cash and cash equivalents were $374 million at April 30, 2023, and $589 million at January 31, 2024. As of January 31, 2024, approximately 28% of our cash and cash equivalents were held by our foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We continue to evaluate our future cash requirements and may decide to repatriate additional cash held by our foreign subsidiaries, which may require us to provide for and pay additional taxes.

We have a $900 million commercial paper program that we use, together with our cash flows from operations, to fund our short-term operational needs. See Note 6 to the Condensed Consolidated Financial Statements for outstanding commercial paper balances, interest rates, and days to maturity at April 30, 2023, and January 31, 2024. The average balances, interest rates, and original maturities during the periods ended January 31, 2023 and 2024, are presented below.

	Three Months Average		Nine Months Average
	January 31,		January 31,
(Dollars in millions)	2023	2024	2023	2024
Average commercial paper	$286	$575	$105	$429
Average interest rate	4.61%	5.51%	4.55%	5.44%
Average days to maturity at issuance	52	33	50	34
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
Cash flows. Cash provided by operations of $362 million during the nine months ended January 31, 2024, declined $48 million from the same period last year, attributable largely to higher levels of inventory, reflecting significantly higher input costs as well as a rebuilding of inventories that had been constrained by past supply chain disruptions.
Cash provided by investing activities was $63 million during the nine months ended January 31, 2024, compared to $1,300 million used for investing activities during the same period last year. The $1,363 million change largely reflects $1,195 million in cash used to acquire Gin Mare and Diplomático during the third quarter of last fiscal year and proceeds of $194 million received from our divestiture of Finlandia in November 2023. The change also reflects a $32 million increase in capital expenditures.
Cash used for financing activities was $212 million during the nine months ended January 31, 2024, compared to $468 million in cash provided by financing activities during the same prior-year period. The $680 million change largely reflects a $510 million decrease in net proceeds from short-term borrowings and a $400 million increase in share repurchases, partially offset by a $250 million decrease in repayments of long-term debt.
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
Under the Repurchase Program, we repurchased 175,632 Class A shares at an average price of $59.35 per share and 6,736,658 Class B shares at an average price of $57.83 per share, for a total cost of $400 million. The program was completed in December 2023.

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

The following table provides information about shares of our common stock (Class A and Class B, in total) that we acquired as part of the Repurchase Program during the quarter ended January 31, 2024:

Period	Total Number of Class A Share Purchased(2)	Total Number of Class B Shares Purchased(2)	Average Price Paid per Class A Share(1)	Average Price Paid per Class B Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs(1)
November 1 – November 30, 2023	77,158	2,942,873	$60.18	$58.57	3,020,031	$180,900,000
December 1 – December 31, 2023	66,527	3,074,853	$59.44	$57.55	3,141,380	$—
January 1 – January 31, 2024	—	—	$—	$—	—	$—
Total	143,685	6,017,726	$59.84	$58.05	6,161,411

(1)
As of January 1, 2023, our share repurchases in excess of issuances are subject to 1% excise tax enacted by the Inflation Reduction Act. The amounts reflected in this table exclude related fees, costs, commissions, and any excise tax incurred in connection with the share repurchases.

(2)
All shares in this column were repurchased under the program announced on October 2, 2023, under which the Board of Directors authorized the repurchase of up to $400 million (excluding brokerage fees and excise taxes) of outstanding shares of Class A and Class B common stock between October 2, 2023 and October 1, 2024. The program was completed in December 2023.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended January 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

The following document has been previously filed:

Exhibit Index
3.1
By-laws of Brown-Forman Corporation, as amended and restated January 23, 2024, incorporated into this report by reference to Exhibit 3.1 of Brown-Forman Corporation's Form 8-K filed on January 26, 2024 (File No. 001-00123).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN-FORMAN CORPORATION
(Registrant)

Date:	March 6, 2024	By:	/s/ Leanne D. Cunningham
Leanne D. Cunningham
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)