Form 10-Q
period 2024-07-31
BROWN FORMAN CORP
filed 2024-08-29
CIK 14693

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 23, 2024

Class A Common Stock (voting), $0.15 par value	169,123,305
Class B Common Stock (nonvoting), $0.15 par value	303,537,316

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended
	July 31,
	2023	2024
Sales	$1,326	$1,211
Excise taxes	288	260
Net sales	1,038	951
Cost of sales	387	386
Gross profit	651	565
Advertising expenses	131	126
Selling, general, and administrative expenses	200	188
Other expense (income), net	(7)	(30)
Operating income	327	281
Non-operating postretirement expense	1	—
Interest income	(2)	(4)
Interest expense	29	32
Income before income taxes	299	253
Income taxes	68	58
Net income	$231	$195
Earnings per share:
Basic	$0.48	$0.41
Diluted	$0.48	$0.41
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended
	July 31,
	2023	2024
Net income	$231	$195
Other comprehensive income (loss), net of tax:
Currency translation adjustments	39	(42)
Cash flow hedge adjustments	(5)	(2)
Postretirement benefits adjustments	2	1
Net other comprehensive income (loss)	36	(43)
Comprehensive income	$267	$152
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except per share amounts)

	April 30, 2024	July 31, 2024
Assets
Cash and cash equivalents	$446	$416
Accounts receivable, less allowance for doubtful accounts of $8 at April 30 and $8 at July 31	769	806
Inventories:
Barreled whiskey	1,490	1,541
Finished goods	452	472
Work in process	396	386
Raw materials and supplies	218	197
Total inventories	2,556	2,596
Other current assets	265	263
Total current assets	4,036	4,081
Property, plant and equipment, net	1,074	1,052
Goodwill	1,455	1,464
Other intangible assets	990	997
Equity method investments	270	270
Deferred tax assets	69	63
Other assets	272	278
Total assets	$8,166	$8,205
Liabilities
Accounts payable and accrued expenses	$793	$669
Dividends payable	—	103
Accrued income taxes	38	93
Short-term borrowings	428	484
Current portion of long-term debt	300	300
Total current liabilities	1,559	1,649
Long-term debt	2,372	2,384
Deferred tax liabilities	315	302
Accrued pension and other postretirement benefits	160	159
Other liabilities	243	246
Total liabilities	4,649	4,740
Commitments and contingencies
Stockholders’ Equity
Common stock:
Class A, voting, $0.15 par value (170,000,000 shares authorized; 170,000,000 shares issued)	25	25
Class B, nonvoting, $0.15 par value (400,000,000 shares authorized; 314,532,000 shares issued)	47	47
Additional paid-in capital	13	12
Retained earnings	4,261	4,250
Accumulated other comprehensive income (loss), net of tax	(221)	(264)
Treasury stock, at cost (11,932,000 and 11,872,000 shares at April 30 and July 31, respectively)	(608)	(605)
Total stockholders’ equity	3,517	3,465
Total liabilities and stockholders’ equity	$8,166	$8,205
 See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Three Months Ended
	July 31,
	2023	2024
Cash flows from operating activities:
Net income	$231	$195
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	21	22
Stock-based compensation expense	4	4
Deferred income tax provision (benefit)	12	(5)
Change in fair value of contingent consideration	(7)	4
Other, net	(2)	(10)
Changes in assets and liabilities:
Accounts receivable	(15)	(42)
Inventories	(227)	(91)
Other current assets	30	(2)
Accounts payable and accrued expenses	(53)	(104)
Accrued income taxes	28	54
Other operating assets and liabilities	16	(8)
Cash provided by operating activities	38	17
Cash flows from investing activities:
Additions to property, plant, and equipment	(49)	(41)
Proceeds from sale of assets	—	51
Other, net	5	—
Cash provided by (used for) investing activities	(44)	10
Cash flows from financing activities:
Net change in short-term borrowings	153	54
Payments of withholding taxes related to stock-based awards	(4)	(2)
Dividends paid	(99)	(103)
Cash provided by (used for) financing activities	50	(51)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	8	(6)
Net increase (decrease) in cash, cash equivalents, and restricted cash	52	(30)
Cash, cash equivalents, and restricted cash at beginning of period	384	456
Cash, cash equivalents, and restricted cash at end of period	436	426
Less: Restricted cash (included in other current assets) at end of period	(10)	(10)
Cash and cash equivalents at end of period	$426	$416
Supplemental information:
Non-cash additions to property, plant and equipment	$12	$6
Right-of-use assets obtained in exchange for new lease obligations	$15	$15
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

We suggest that you read these condensed financial statements together with the financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2024 (2024 Form 10-K). We prepared the accompanying financial statements on a basis that is substantially consistent with the accounting principles applied in our 2024 Form 10-K.

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

The following table presents information concerning basic and diluted earnings per share:

	Three Months Ended
	July 31,
(Dollars in millions, except per share amounts)	2023	2024
Net income available to common stockholders	$231	$195
Share data (in thousands):
Basic average common shares outstanding	479,353	472,637
Dilutive effect of stock-based awards	1,030	304
Diluted average common shares outstanding	480,383	472,941

Basic earnings per share	$0.48	$0.41
Diluted earnings per share	$0.48	$0.41

We excluded common stock-based awards for approximately 1,285,000 shares and 2,582,000 shares from the calculation of diluted earnings per share for the three months ended July 31, 2023 and 2024, respectively. We excluded those awards because they were not dilutive for those periods under the treasury stock method.

3.    Inventories
We value some of our consolidated inventories, including most of our U.S. inventories, at the lower of cost, using the last-in, first-out (LIFO) method or market value. If the LIFO method had not been used, inventories at current cost would have been $512 million higher than reported as of April 30, 2024, and $531 million higher than reported as of July 31, 2024. Changes in the LIFO valuation reserve for interim periods are based on an allocation of the projected change for the entire fiscal year, recognized proportionately over the remainder of the fiscal year.

4.    Goodwill and Other Intangible Assets
The following table shows the changes in goodwill (which includes no accumulated impairment losses) and other intangible assets during the three months ended July 31, 2024:

(Dollars in millions)	Goodwill	Other Intangible Assets
Balance at April 30, 2024	$1,455	$990
Foreign currency translation adjustment	9	7
Balance at July 31, 2024	$1,464	$997

Our other intangible assets consist of trademarks and brand names, all with indefinite useful lives.

5.    Equity Method Investments
Our equity method investments include a 21.4% ownership of the common stock of The Duckhorn Portfolio, Inc. (“Duckhorn”), which we obtained as partial consideration for our sale of the Sonoma-Cutrer wine business to Duckhorn on April 30, 2024. Our other equity method investments are immaterial.

The carrying amount of our investment in Duckhorn was $267 million as of both April 30, 2024, and July 31, 2024. The $267 million carrying amount reflects the fair value of the common stock, based on its quoted market price at the April 30, 2024 closing date of the transaction. The difference between the carrying amount of the investment and our proportionate share of the net assets of Duckhorn was not material. As of July 31, 2024, the fair value of the investment was $229 million. We concluded that, at July 31, 2024 the decline in fair value of the investment below its carrying value was temporary and, therefore, did not record any impairment.

We will recognize our share of Duckhorn’s earnings on a three-month lag, beginning August 1, 2024. Thus, our operating income for the three months ending October 31, 2024, will reflect our share of Duckhorn’s earnings reported for the three months ended July 31, 2024.

In connection with our sale of the Sonoma-Cutrer wine business to Duckhorn, we agreed to a lock-up provision under which we are restricted from selling or otherwise disposing of our equity investment in Duckhorn. The restriction period will terminate no later than October 31, 2025.

Also, effective April 30, 2024, we entered into a transition services agreement (TSA) with Duckhorn related to the sale of the Sonoma-Cutrer wine business. Our cost of sales for the three months ended July 31, 2024, included $22 million for Sonoma-Cuter products purchased from Duckhorn under the TSA. Fees earned for transition services provided to Duckhorn under the TSA were immaterial.

6.    Contingencies
We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe it is reasonably possible that these existing loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies were recorded as of July 31, 2024.

7.    Debt
Our long-term debt (net of unamortized discount and issuance costs) consisted of:

(Principal and carrying amounts in millions)	April 30, 2024	July 31, 2024
3.50% senior notes, $300 principal amount, due April 15, 2025	$300	$300
1.20% senior notes, €300 principal amount, due July 7, 2026	321	324
2.60% senior notes, £300 principal amount, due July 7, 2028	375	383
4.75% senior notes, $650 principal amount, due April 15, 2033	643	643
4.00% senior notes, $300 principal amount, due April 15, 2038	295	296
3.75% senior notes, $250 principal amount, due January 15, 2043	248	248
4.50% senior notes, $500 principal amount, due July 15, 2045	490	490
	2,672	2,684
Less current portion	300	300
	$2,372	$2,384
Our short-term borrowings consisted of borrowings under our commercial paper program, as follows:

(Dollars in millions)	April 30, 2024	July 31, 2024
Commercial paper (par amount)	$429	$485
Average interest rate	5.49%	5.50%
Average remaining days to maturity	12	17

8.    Stockholders’ Equity
The following table shows the changes in stockholders’ equity by quarter during the three months ended July 31, 2023:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2023	$25	$47	$1	$3,643	$(235)	$(213)	$3,268
Net income				231			231
Net other comprehensive income (loss)					36		36
Declaration of cash dividends				(197)			(197)
Stock-based compensation expense			4				4
Stock issued under compensation plans						3	3
Loss on issuance of treasury stock issued under compensation plans			(4)	(3)			(7)
Balance at July 31, 2023	$25	$47	$1	$3,674	$(199)	$(210)	$3,338

The following table shows the changes in stockholders’ equity by quarter during the three months ended July 31, 2024:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2024	$25	$47	$13	$4,261	$(221)	$(608)	$3,517
Net income				195			195
Net other comprehensive income (loss)					(43)		(43)
Declaration of cash dividends				(206)			(206)
Stock-based compensation expense			4				4
Stock issued under compensation plans						3	3
Loss on issuance of treasury stock issued under compensation plans			(5)				(5)
Balance at July 31, 2024	$25	$47	$12	$4,250	$(264)	$(605)	$3,465

The following table shows the change in each component of accumulated other comprehensive income (AOCI), net of tax, during the three months ended July 31, 2024:

(Dollars in millions)	Currency Translation Adjustments	Cash Flow Hedge Adjustments	Postretirement Benefits Adjustments	Total AOCI
Balance at April 30, 2024	$(111)	$10	$(120)	$(221)
Net other comprehensive income (loss)	(42)	(2)	1	(43)
Balance at July 31, 2024	$(153)	$8	$(119)	$(264)

The following table shows the cash dividends declared per share on our Class A and Class B common stock during the three months ended July 31, 2024:

Declaration Date	Record Date	Payable Date	Amount per Share
May 23, 2024	June 7, 2024	July 1, 2024	$0.2178
July 25, 2024	September 3, 2024	October 1, 2024	$0.2178

9.    Net Sales
The following table shows our net sales by geography:

	Three Months Ended
	July 31,
(Dollars in millions)	2023	2024
United States	$442	$419
Developed International[1]	309	280
Emerging[2]	221	185
Travel Retail[3]	46	41
Non-branded and bulk[4]	20	26
Total	$1,038	$951

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
4Includes net sales of used barrels, contract bottling services, and non-branded bulk whiskey, regardless of customer location.

The following table shows our net sales by product category:

	Three Months Ended
	July 31,
(Dollars in millions)	2023	2024
Whiskey[1]	$697	$659
Ready-to-Drink[2]	138	121
Tequila[3]	81	62
Non-branded and bulk[4]	20	26
Rest of portfolio[5]	102	83
Total	$1,038	$951

1Includes all whiskey spirits and whiskey-based flavored liqueurs. The brands included in this category are the Jack Daniel's family of brands (excluding the “ready-to-drink” products outlined below), the Woodford Reserve family of brands, the Old Forester family of brands, The GlenDronach, Benriach, Glenglassaugh, Slane Irish Whiskey, and Coopers’ Craft.
2Includes the Jack Daniel’s ready-to-drink (RTD) and ready-to-pour (RTP) products, New Mix, and other RTD/RTP products.
3Includes el Jimador, the Herradura family of brands, and other tequilas.
4Includes net sales of used barrels, contract bottling services, and non-branded bulk whiskey.
5Includes Sonoma-Cutrer, Korbel California Champagnes, Diplomático, Gin Mare, Chambord, Finlandia Vodka, Fords Gin, and Korbel Brandy.

10.    Pension Costs
The following table shows the components of the net cost recognized for our U.S. pension plans. Similar information for other defined benefit plans is not presented due to immateriality.

	Three Months Ended
	July 31,
(Dollars in millions)	2023	2024
Service cost	$5	$4
Interest cost	8	9
Expected return on plan assets	(10)	(10)
Amortization of net actuarial loss	2	1
Net cost	$5	$4

11.    Income Taxes
Our consolidated interim effective tax rate is based on our expected annual operating income, statutory tax rates, and income tax laws in the various jurisdictions where we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the fiscal quarter in which the related event or a change in judgment occurs. The effective tax rate on ordinary income for the full fiscal year is expected to be 22.2%, which is higher than the U.S. federal statutory rate of 21.0%, due to the impacts of state taxes and the tax effects of foreign operations, which are partially offset by the beneficial impact of the foreign-derived intangible income deduction.

The effective tax rate of 23.1% for the three months ended July 31, 2024, was higher than the expected tax rate of 22.2% on ordinary income for the full fiscal year ending April 30, 2025, primarily due to the impact of increased valuation allowances in the current period, which was partially offset by prior period adjustments. The effective tax rate of 23.1% for the three months ended July 31, 2024, was higher than the effective tax rate of 22.9% for the same period last year, primarily due a larger impact of state taxes, which was partially offset by the net impact of discrete items.

The OECD (Organization for Economic Co-operation and Development) 15% global minimum tax under the Pillar Two Model Rules, which is now effective in countries with enacted legislation, did not materially impact our financial results in the three months ended July 31, 2024. We will continue to evaluate the impact in future periods as previously-enacting countries issue related guidance and additional countries consider adoption of the global minimum tax rules.

12.    Derivative Financial Instruments and Hedging Activities
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

We had outstanding currency derivatives, related primarily to our euro, British pound, and Australian dollar exposures, with notional amounts for all hedged currencies totaling $566 million at April 30, 2024, and $544 million at July 31, 2024. The maximum term of outstanding derivative contracts was 24 months at both April 30, 2024 and July 31, 2024.

We also use foreign currency-denominated debt instruments to help manage our foreign currency exchange rate risk. We designate a portion of those debt instruments as net investment hedges, which are intended to mitigate foreign currency exposure related to non-U.S. dollar net investments in certain foreign subsidiaries. Any change in value of the designated portion of the hedging instruments is recorded in AOCI, offsetting the foreign currency translation adjustment of the related net investments that is also recorded in AOCI. The amount of foreign currency-denominated debt instruments designated as net investment hedges was $497 million at April 30, 2024, and $507 million at July 31, 2024.

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

The following table presents the pre-tax impact that changes in the fair value of our derivative instruments and non-derivative hedging instruments had on AOCI and earnings:

		Three Months Ended
		July 31,
(Dollars in millions)	Classification	2023	2024
Derivative Instruments
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$(4)	$1
Net gain (loss) reclassified from AOCI into earnings	Sales	3	4
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Sales	$(2)	$—
Net gain (loss) recognized in earnings	Other income (expense), net	7	(3)
Non-Derivative Hedging Instruments
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	$(8)	$(9)

Total amounts presented in the accompanying condensed consolidated statements of operations for line items affected by the net gains (losses) shown above:
Sales		$1,326	$1,211
Other income (expense), net		7	30

We expect to reclassify $5 million of deferred net gains on cash flow hedges recorded in AOCI as of July 31, 2024 to earnings during the next 12 months. This reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur.

The following table presents the fair values of our derivative instruments:

		April 30, 2024		July 31, 2024
(Dollars in millions)	Classification	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Designated as cash flow hedges:
Currency derivatives	Other current assets	$11	$(2)	$10	$(2)
Currency derivatives	Other assets	1	(1)	1	(1)
Not designated as hedges:
Currency derivatives	Accrued expenses	—	(1)	—	(2)

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

Our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. The aggregate fair value of our derivatives with creditworthiness requirements that were in a net liability position was $1 million at April 30, 2024, and $2 million at July 31, 2024.

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

The following table summarizes the gross and net amounts of our derivative contracts:

(Dollars in millions)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet	Net Amounts
April 30, 2024
Derivative assets	$12	$(3)	$9	$—	$9
Derivative liabilities	(4)	3	(1)	—	(1)
July 31, 2024
Derivative assets	11	(3)	8	—	8
Derivative liabilities	(5)	3	(2)	—	(2)

No cash collateral was received or pledged related to our derivative contracts as of April 30, 2024, or July 31, 2024.

13.    Fair Value Measurements
The following table summarizes the assets and liabilities measured or disclosed at fair value on a recurring basis:

	April 30, 2024		July 31, 2024
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$446	$446	$416	$416
Currency derivatives, net	9	9	8	8
Liabilities
Currency derivatives, net	1	1	2	2
Contingent consideration	69	69	74	74
Short-term borrowings	428	428	484	484
Long-term debt (including current portion)	2,672	2,468	2,684	2,546

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

The following table shows the changes in our contingent consideration liability during the three months ended July 31, 2024:

(Dollars in millions)
Balance at April 30, 2024	$69
Change in fair value[1]	4
Foreign currency translation adjustment	1
Balance at July 31, 2024	$74
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

14.    Other Comprehensive Income
The following table shows the components of net other comprehensive income (loss):

	Three Months Ended			Three Months Ended
	July 31, 2023			July 31, 2024
(Dollars in millions)	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Currency translation adjustments:
Net gain (loss) on currency translation	$37	$2	$39	$(44)	$2	$(42)
Reclassification to earnings	—	—	—	—	—	—
Other comprehensive income (loss), net	37	2	39	(44)	2	(42)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	(4)	1	(3)	1	—	1
Reclassification to earnings[1]	(3)	1	(2)	(4)	1	(3)
Other comprehensive income (loss), net	(7)	2	(5)	(3)	1	(2)
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	—	—	—	—	—	—
Reclassification to earnings[2]	2	—	2	1	—	1
Other comprehensive income (loss), net	2	—	2	1	—	1

Total other comprehensive income (loss), net	$32	$4	$36	$(46)	$3	$(43)
1Pre-tax amount for each period is classified as sales in the accompanying condensed consolidated statements of operations.
2Pre-tax amount for each period is classified as non-operating postretirement expense in the accompanying condensed consolidated statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with both our unaudited Condensed Consolidated Financial Statements and related notes included in Part I, Item 1 of this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended April 30, 2024 (2024 Form 10-K). Note that the results of operations for the three months ended July 31, 2024, are not necessarily indicative of future or annual results. In this Item, “we,” “us,” “our,” “Brown-Forman,” and the “Company” refer to Brown-Forman Corporation and its consolidated subsidiaries, collectively.

Presentation Basis
Non-GAAP Financial Measures
We report our financial results in accordance with U.S. generally accepted accounting principles (GAAP). Additionally, we use some financial measures in this report that are not measures of financial performance under GAAP. These non-GAAP measures, defined below, should be viewed as supplements to (not substitutes for) our results of operations and other measures reported under GAAP. Other companies may define or calculate these non-GAAP measures differently.
“Organic change” in measures of statements of operations. We present changes in certain measures, or line items, of the statements of operations that are adjusted to an “organic” basis. We use “organic change” for the following measures: (a) organic net sales; (b) organic cost of sales; (c) organic gross profit; (d) organic advertising expenses; (e) organic selling, general, and administrative (SG&A) expenses; (f) organic other expense (income), net; (g) organic operating expenses1; and (h) organic operating income. To calculate these measures, we adjust, as applicable, for (1) acquisitions and divestitures, (2) other items, and (3) foreign exchange. We explain these adjustments below.
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
During fiscal 2023, we acquired Gin Mare Brand, S.L.U. and Mareliquid Vantguard, S.L.U., which owned the Gin Mare brand (Gin Mare). This adjustment removes the fair value adjustments to Gin Mare’s earn-out contingent consideration liability that is payable in cash no earlier than July 2024 and no later than July 2027.
During fiscal 2024, we sold our Finlandia vodka business, which resulted in a pre-tax gain of $92 million, and entered into a related transition services agreement (TSA) for this business. This adjustment removes the (a) transaction costs related to the divestiture, (b) operating activity for the non-comparable period, which is activity in the first quarter of fiscal 2024, and (c) net sales, cost of sales, and operating expenses1 recognized pursuant to the TSA related to distribution services in certain markets.
During fiscal 2024, we sold the Sonoma-Cutrer wine business in exchange for an ownership percentage of 21.4% in The Duckhorn Portfolio Inc. (Duckhorn) along with $50 million cash and entered into a related TSA for this business. This transaction resulted in a pre-tax gain of $175 million. This adjustment removes the (a) transaction costs related to the divestiture, (b) operating activity for the non-comparable period, which is activity in the first quarter of fiscal 2024, and (c) net sales, cost of sales, and operating expenses1 recognized pursuant to the TSA related to distribution services in certain markets.
During the first quarter of fiscal 2025, we recognized a gain of $13 million on the sale of the Alabama cooperage. This adjustment removes this gain from our other expense (income), net and operating income.
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

the non-comparable operating activity related to the sales of Brown-Forman-produced Jack Daniel’s Country Cocktails products for the first quarter of fiscal 2024 and fiscal 2025.
“Franchise Tax Refund.” During the first quarter of fiscal 2025, we recognized a $13 million franchise tax refund due to a change in franchise tax calculation methodology for the state of Tennessee. This modification lowered our annual franchise tax obligation and was retroactively applied to franchise taxes paid during fiscal 2020 through fiscal 2023. This adjustment removes the franchise tax refund from our other expense (income), net and operating income.
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
We use the non-GAAP measure “organic change,” along with other metrics, to: (a) understand our performance from period to period on a consistent basis; (b) compare our performance to that of our competitors; (c) calculate components of management incentive compensation; (d) plan and forecast; and (e) communicate our financial performance to the Board of Directors, stockholders, and investment community. We provide reconciliations of the “organic change” in certain line items of the statements of operations to their nearest GAAP measures in the tables under “Results of Operations - Fiscal 2025 Year-to-Date Highlights” and “Results of Operations - Year-Over-Year Period Comparisons.” We have consistently applied the adjustments within our reconciliations in arriving at each non-GAAP measure. We believe these non-GAAP measures are useful to readers and investors because they enhance the understanding of our historical financial performance and comparability between periods. When we provide guidance for organic change in certain measures of the statements of operations we do not provide guidance for the corresponding GAAP change, as the GAAP measure will include items that are difficult to quantify or predict with reasonable certainty, such as foreign exchange, which could have a significant impact to our GAAP income statement measures.

Definitions
Aggregations.
From time to time, to explain our results of operations or to highlight trends and uncertainties affecting our business, we aggregate markets according to stage of economic development as defined by the International Monetary Fund (IMF), and we aggregate brands by beverage alcohol category. Below, we define the geographic and brand aggregations used in this report.
Geographic Aggregations.
In “Results of Operations - Fiscal 2025 Year-to-Date Highlights,” we provide supplemental information for our top markets ranked by percentage of net sales. In addition to markets listed by country name, we include the following aggregations:
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
•“Non-branded and bulk” includes net sales of used barrels, contract bottling services, and non-branded bulk whiskey, regardless of customer location.

Brand Aggregations.
In “Results of Operations - Fiscal 2025 Year-to-Date Highlights,” we provide supplemental information for our top brands ranked by percentage of net sales. In addition to brands listed by name, we include the following aggregations outlined below.
Beginning in fiscal 2025, we aggregated the “Wine” and “Vodka” product categories into “Rest of Portfolio,” due to the divestitures of Sonoma-Cutrer and Finlandia. Please refer to the new definition of "Rest of Portfolio” for more information. The fiscal 2024 "Rest of Portfolio" amounts have been adjusted accordingly for comparison purposes.
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
•“American whiskey” includes the Jack Daniel’s family of brands (excluding the “Ready-to-Drink” products defined below), Woodford Reserve, Old Forester, and Coopers’ Craft.
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
•“Jack Daniel’s & Coca-Cola RTD” includes all Jack Daniel’s & Coca-Cola RTD products and Jack Daniel’s bulk whiskey shipments for the production of these products.
•“Tequila” includes el Jimador, the Herradura family of brands (Herradura), and other tequilas.
•“Rest of Portfolio” includes Sonoma-Cutrer, Korbel California Champagnes, Diplomático, Gin Mare, Chambord, Finlandia Vodka, Fords Gin, and Korbel Brandy.
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

Important Information on Forward-Looking Statements:
This report contains statements, estimates, and projections that are “forward-looking statements” as defined under U.S. federal securities laws. Words such as “aim,” “ambition,” “anticipate,” “aspire,” “believe,” “can,” “continue,” “could,” “envision,” “estimate,” “expect,” “expectation,” “intend,” “may,” “might,” “plan,” “potential,” “project,” “pursue,” “see,” “seek,” “should,” “will,” “would,” and similar words indicate forward-looking statements, which speak only as of the date we make them. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. By their nature, forward-looking statements involve risks, uncertainties, and other factors (many beyond our control) that could cause our actual results to differ materially from our historical experience or from our current expectations or projections. These risks and uncertainties include, but are not limited to:

•Our substantial dependence upon the continued growth of the Jack Daniel's family of brands
•Substantial competition from new entrants, consolidations by competitors and retailers, and other competitive activities, such as pricing actions (including price reductions, promotions, discounting, couponing, or free goods), marketing, category expansion, product introductions, or entry or expansion in our geographic markets or distribution networks
•Route-to-consumer changes that affect the timing of our sales, temporarily disrupt the marketing or sale of our products, or result in higher fixed costs
•Disruption of our distribution network or inventory fluctuations in our products by distributors, wholesalers, or retailers
•Changes in consumer preferences, consumption, or purchase patterns – particularly away from larger producers in favor of small distilleries or local producers, or away from brown spirits, our premium products, or spirits generally, and our ability to anticipate or react to them; further legalization of marijuana; bar, restaurant, travel, or other on-premise declines; shifts in demographic or health and wellness trends; or unfavorable consumer reaction to new products, line extensions, package changes, product reformulations, or other product innovation
•Production facility, aging warehouse, or supply chain disruption
•Imprecision in supply/demand forecasting
•Higher costs, lower quality, or unavailability of energy, water, raw materials, product ingredients, or labor
•Risks associated with acquisitions, dispositions, business partnerships, or investments – such as acquisition integration, termination difficulties or costs, or impairment in recorded value
•Impact of health epidemics and pandemics, and the risk of the resulting negative economic impacts and related governmental actions
•Unfavorable global or regional economic conditions and related economic slowdowns or recessions, low consumer confidence, high unemployment, weak credit or capital markets, budget deficits, burdensome government debt, austerity measures, higher interest rates, higher taxes, political instability, higher inflation, deflation, lower returns on pension assets, or lower discount rates for pension obligations
•Product recalls or other product liability claims, product tampering, contamination, or quality issues
•Negative publicity related to our company, products, brands, marketing, executive leadership, employees, Board of Directors, family stockholders, operations, business performance, or prospects

•Failure to attract or retain key executive or employee talent
•Risks associated with being a U.S.-based company with a global business, including commercial, political, and financial risks; local labor policies and conditions; protectionist trade policies, or economic or trade sanctions, including additional retaliatory tariffs on American whiskeys and the effectiveness of our actions to mitigate the negative impact on our margins, sales, and distributors; compliance with local trade practices and other regulations; terrorism, kidnapping, extortion, or other types of violence; and health pandemics
•Failure to comply with anti-corruption laws, trade sanctions and restrictions, or similar laws or regulations
•Fluctuations in foreign currency exchange rates, particularly a stronger U.S. dollar
•Changes in laws, regulatory measures, or governmental policies, especially those affecting production, importation, marketing, labeling, pricing, distribution, sale, or consumption of our beverage alcohol products
•Tax rate changes (including excise, corporate, sales or value-added taxes, property taxes, payroll taxes, import and export duties, and tariffs) or changes in related reserves, changes in tax rules or accounting standards, and the unpredictability and suddenness with which they can occur
•Decline in the social acceptability of beverage alcohol in significant markets
•Significant additional labeling or warning requirements or limitations on availability of our beverage alcohol products
•Counterfeiting and inadequate protection of our intellectual property rights
•Significant legal disputes and proceedings, or government investigations
•Cyber breach or failure or corruption of our key information technology systems or those of our suppliers, customers, or direct and indirect business partners, or failure to comply with personal data protection laws
•Our status as a family “controlled company” under New York Stock Exchange rules, and our dual-class share structure
For further information on these and other risks, please see the risks and uncertainties described in Part I, Item 1A. Risk Factors of our 2024 Form 10-K, and those described from time to time in our reports on Form 10-Q filed with the Securities and Exchange Commission (SEC).

Overview
Unless otherwise indicated, all related commentary is on a reported basis and is for the three months ended July 31, 2024 compared to the same period last year.
Divestitures
During the third quarter of fiscal 2024, we sold the Finlandia vodka business for $196 million cash and entered into a TSA for this business. During the fourth quarter of fiscal 2024, we sold the Sonoma-Cutrer wine business in exchange for an ownership percentage of 21.4% in Duckhorn along with $50 million cash and entered into a TSA for this business. The TSAs for these divestitures negatively impacted our gross margin for the three months ended July 31, 2024.
Fiscal 2025 Year-to-Date Highlights
•We delivered net sales of $1.0 billion for the three months ended July 31, 2024, a decrease of 8%. The decrease was driven by (a) lower volumes; (b) the negative effect of acquisitions and divestitures; (c) the negative effect of foreign exchange; and (d) the impact of the Jack Daniel’s Country Cocktails business model change (JDCC), partially offset by favorable price/mix.
◦From a brand perspective, net sales declines were led by JDTW and the Finlandia divestiture.
◦From a geographic perspective, the declines in net sales were across all geographic aggregations.
•We delivered gross profit of $565 million for the three months ended July 31, 2024, a decrease of $86 million, or 13%. Gross margin decreased 3.3 percentage points to 59.4% from 62.7% in the same period last year. The decrease in gross margin was largely driven by the timing of input cost fluctuations coupled with high inventory levels, as well as the impact of the TSAs for the divestitures (as described above), partially offset by favorable price/mix and the impact of JDCC.
•We delivered operating income of $281 million for the three months ended July 31, 2024, a decrease of 14% largely driven by the timing of input cost fluctuations coupled with high inventory levels, the impact of the TSAs for the divestitures (as described above), and the negative effect of foreign exchange. The decrease was partially offset by the gain on sale of the Alabama cooperage, Franchise Tax Refund, and favorable price/mix.
•We delivered diluted earnings per share of $0.41 for the three months ended July 31, 2024, a decrease of 14% from the $0.48 reported for the same period last year, driven primarily by the decrease in operating income.

Summary of Operating Performance
	Three Months Ended July 31,
(Dollars in millions)	2023	2024	Reported Change		Organic Change[1]
Net sales	$1,038	$951	(8%)		(4%)
Cost of sales	387	386	—%		2%
Gross profit	651	565	(13%)		(8%)
Advertising	131	126	(4%)		(1%)
SG&A	200	188	(6%)		(5%)
Other expense (income), net	(7)	(30)	nm4		nm4
Operating income	327	281	(14%)		(13%)

Total operating expenses[2]	$324	$284	(12%)		(3%)

As a percentage of net sales[3]
Gross profit	62.7%	59.4%	(3.3)	pp
Operating income	31.5%	29.6%	(1.9)	pp
Non-operating postretirement expense	$1	$—	nm4
Interest expense, net	$27	$28	2%
Effective tax rate	22.9%	23.1%	0.2	pp
Diluted earnings per share	$0.48	$0.41	(14%)
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
4Percentage change is not meaningful.

Results of Operations – Fiscal 2025 Year-to-Date Highlights
Market Highlights
The following table provides supplemental information for our largest markets. We discuss results of the markets most affecting our performance below the table. Unless otherwise indicated, all related commentary is on a reported basis and is for the three months ended July 31, 2024 compared to the same period last year.

Top Markets
Three months ended July 31, 2024	Net Sales % Change vs. 2024
Geographic area[1]	Reported	Acquisitions and Divestitures	JDCC[2]	Foreign Exchange	Organic[3]
United States	(5%)	(1%)	2%	—%	(4%)
Developed International	(9%)	2%	—%	1%	(6%)
Germany	(6%)	—%	—%	—%	(6%)
Australia	(4%)	—%	—%	3%	(1%)
United Kingdom	(21%)	—%	—%	(1%)	(23%)
France	(5%)	—%	—%	1%	(5%)
Canada	(8%)	3%	—%	2%	(2%)
Spain	(14%)	—%	—%	1%	(14%)
Rest of Developed International	(9%)	9%	—%	3%	3%
Emerging	(16%)	5%	—%	6%	(5%)
Mexico	(18%)	—%	—%	2%	(16%)
Poland	(21%)	19%	—%	(7%)	(10%)
Brazil	18%	—%	—%	11%	29%
Rest of Emerging	(23%)	6%	—%	11%	(5%)
Travel Retail	(11%)	2%	—%	—%	(8%)
Non-branded and bulk	27%	—%	—%	—%	27%
Total	(8%)	2%	1%	2%	(4%)
Note: Results may differ due to rounding

1See “Definitions” above for definitions of market aggregations presented here.
2“JDCC” is included in “Other Items”. See “Non-GAAP Financial Measures” above for additional details.
3See “Non-GAAP Financial Measures” above for details on our use of “organic change” in net sales, including how we calculate this measure and why we believe this information is useful to readers.

The United States’ net sales declined 5% driven by lower volumes, led by JDTW and el Jimador, along with the negative impact of JDCC. The declines were partially offset by higher volumes of Woodford Reserve, reflecting an estimated net increase in distributor inventories.
Developed International
•Germany’s net sales declined 6% driven by lower volumes of JDTW, partially offset by the positive contribution from Diplomático.
•Australia’s net sales declined 4% led by the negative effect of foreign exchange.
•The United Kingdom’s net sales declined 21% driven by lower volumes, led by JDTW, partially due to the buy-in ahead of an excise tax increase in the same prior-year period.
•France’s net sales declined 5% driven by declines across our Jack Daniel’s family of brands and the negative effect of foreign exchange, partially offset by the positive contribution from Diplomático.
•Canada’s net sales declined 8% driven by the negative effect of foreign exchange and the divestitures of Sonoma-Cutrer and Finlandia.

•Spain’s net sales declined 14% driven by lower volumes of JDTW, partially offset by the positive contributions from Diplomático and Gin Mare.
•Net sales in the Rest of Developed International declined 9% driven by the Finlandia divestiture, the negative effect of foreign exchange, and lower volumes of Gin Mare in Italy. The declines were partially offset by higher JDTW volumes in Japan primarily due to changes in distributor ordering patterns in the same prior-year period (we transitioned to owned distribution April 1, 2024).
Emerging
•Mexico’s net sales declined 18% led by lower volumes of Herradura and New Mix.
•Poland’s net sales declined 21% driven by the Finlandia divestiture and lower volumes of JDTW, partially offset by the positive effect of foreign exchange.
•Brazil’s net sales increased 18% driven by higher volumes across the portfolio, led by JDTA, JDTW, and JDTH. The growth was partially offset by the negative effect of foreign exchange.
•Net sales in the Rest of Emerging declined 23% led by (a) lower JDTW volumes in the United Arab Emirates, due to an estimated net decrease in distributor inventories; (b) lower volumes of el Jimador in Colombia; (c) the Finlandia divestiture; and (d) the negative effect of foreign exchange (reflecting the strengthening of the dollar primarily against the Turkish lira). These declines were partially offset by JDTW growth in Türkiye and Sub-Saharan Africa.
Travel Retail’s net sales declined 11% driven by lower volumes of the other super-premium Jack Daniel’s expressions and Woodford Reserve, as well as the Finlandia divestiture. The declines were partially offset by the growth of Diplomático.
Non-branded and bulk’s net sales increased 27% driven by higher prices for used barrels.

Brand Highlights
The following table provides supplemental information for our largest brands. We discuss results of the brands most affecting our performance below the table. Unless otherwise indicated, all related commentary is on a reported basis and is for the three months ended July 31, 2024 compared to the same period last year.

Major Brands
Three months ended July 31, 2024	Net Sales % Change vs 2024
Product category / brand family / brand[1]	Reported	Acquisitions and Divestitures	JDCC[2]	Foreign Exchange	Organic[3]
Whiskey	(5%)	—%	—%	2%	(3%)
JDTW	(8%)	—%	—%	2%	(6%)
JDTH	—%	—%	—%	4%	4%
Gentleman Jack	(1%)	—%	—%	2%	1%
JDTA	(1%)	—%	—%	6%	5%
JDTF	(1%)	—%	—%	2%	1%
Woodford Reserve	3%	—%	—%	—%	3%
Old Forester	16%	—%	—%	—%	16%
Rest of Whiskey	(20%)	—%	—%	2%	(18%)
Ready-to-Drink	(12%)	—%	7%	2%	(4%)
JD RTD/RTP	(13%)	—%	10%	2%	(2%)
New Mix	(11%)	—%	—%	2%	(9%)
Tequila	(23%)	—%	—%	—%	(23%)
el Jimador	(26%)	—%	—%	—%	(26%)
Herradura	(15%)	—%	—%	—%	(14%)
Rest of Portfolio	(18%)	21%	—%	(2%)	1%
Non-branded and bulk	27%	—%	—%	—%	27%
Note: Results may differ due to rounding

1See “Definitions” above for definitions of brand aggregations presented here.
2“JDCC” is included in “Other Items”. See “Non-GAAP Financial Measures” above for additional details.
3See “Non-GAAP Financial Measures” above for details on our use of “organic change” in net sales, including how we calculate this measure and why we believe this information is useful to readers.

Whiskey
•Net sales for JDTW declined 8% driven by lower volumes, led by the United States, the United Arab Emirates, and the United Kingdom, along with the negative effect of foreign exchange (primarily reflecting the strengthening of the dollar against the Turkish lira). The declines were partially offset by higher volumes in Japan following the transition to owned-distribution and higher prices in Türkiye, in response to high inflation and currency devaluation.
•Net sales for JDTH were flat driven by growth in Brazil and Türkiye, offset by the negative effect of foreign exchange. An estimated net increase in distributor inventories positively impacted net sales.
•Net sales for Gentleman Jack declined 1% driven by the negative effect of foreign exchange.
•Net sales for JDTA declined 1% driven by the negative effect of foreign exchange and declines in South Korea following the continued product launch in the same prior-year period, partially offset by higher volumes in Brazil.
•Net sales for JDTF declined 1% driven by the negative effect of foreign exchange.
•Woodford Reserve’s net sales increased 3% driven by higher volumes in the United States, partially offset by lower volumes in Travel Retail.
•Old Forester’s net sales increased 16% driven by higher prices and volumes in the United States.

•Net sales for Rest of Whiskey declined 20% driven by lower volumes of the other super-premium Jack Daniel's expressions and Glendronach.
Ready-to-Drink
•Net sales for the JD RTD/RTP brands declined 13% led by the impact of JDCC and the negative effect of foreign exchange.
•New Mix net sales declined 11% driven by lower volumes.
Tequila
•el Jimador’s net sales declined 26% driven by lower volumes in the United States, Colombia, and Mexico. The declines were partially offset by higher prices in the United States.
•Herradura’s net sales declined 15% led by lower volumes in Mexico.
Net sales for Rest of Portfolio declined 18% driven by the Finlandia divestiture and the negative effect of foreign exchange, partially offset by the positive contribution from Diplomático due to timing of order patterns in the same prior-year period. An estimated net increase in distributor inventories positively impacted net sales.
Non-branded and bulk’s net sales increased 27% driven by higher prices for used barrels.

Year-Over-Year Period Comparisons
Unless otherwise indicated, all related commentary is on a reported basis and is for the three months ended July 31, 2024 compared to the same period last year.

Net Sales
	3 Months
Percentage change versus the prior year period ended July 31	Volume	Price/mix	Total
Change in reported net sales	(17%)	9%	(8%)
Acquisitions and divestitures	3%	(2%)	2%
JDCC[1]	6%	(5%)	1%
Foreign exchange	—%	2%	2%
Change in organic net sales	(8%)	4%	(4%)
Note: Results may differ due to rounding

1“JDCC” is included in “Other Items”. See “Non-GAAP Financial Measures” above for additional details.
For the three months ended July 31, 2024, net sales were $1.0 billion, a decrease of $87 million, or 8%, driven by (a) lower volumes; (b) the negative effect of acquisitions and divestitures; (c) the negative effect of foreign exchange; and (d) the impact of JDCC, partially offset by favorable price/mix. Lower volumes were led by JDTW, our RTD portfolio, and el Jimador. Price/mix reflects higher prices, led by Türkiye (in response to high inflation and currency devaluation) and the United States, as well as favorable product mix. See “Results of Operations - Fiscal 2025 Year-to-Date Highlights” above for further details on net sales for the three months ended July 31, 2024.

Cost of Sales
	3 Months
Percentage change versus the prior year period ended July 31	Volume	Cost/mix	Total
Change in reported cost of sales	(17%)	17%	—%
Acquisitions and divestitures	3%	(5%)	(2%)
JDCC[1]	6%	(3%)	3%
Foreign exchange	—%	1%	1%
Change in organic cost of sales	(8%)	10%	2%
Note: Results may differ due to rounding

1“JDCC” is included in “Other Items”. See “Non-GAAP Financial Measures” above for additional details.
For the three months ended July 31, 2024, cost of sales were $386 million, a decrease of $1 million, as lower volumes and the impact of JDCC were offset by unfavorable cost/mix (timing of input cost fluctuations coupled with high inventory levels) and the impact of the TSAs for the divestitures of Finlandia and Sonoma-Cutrer.

Gross Profit
Percentage change versus the prior year period ended July 31	3 Months
Change in reported gross profit	(13%)
Acquisitions and divestitures	4%
JDCC[1]	—%
Foreign exchange	2%
Change in organic gross profit	(8%)
Note: Results may differ due to rounding

1“JDCC” is included in “Other Items”. See “Non-GAAP Financial Measures” above for additional details.

Gross Margin
For the period ended July 31	3 Months
Prior year gross margin	62.7%
Price/mix	2.0%
Cost	(4.4)%
Acquisitions and divestitures	(1.4%)
JDCC[1]	0.7%
Foreign exchange	(0.3%)
Change in gross margin	(3.3)%
Current year gross margin	59.4%
Note: Results may differ due to rounding	—

1“JDCC” is included in “Other Items”. See “Non-GAAP Financial Measures” above for additional details.
For the three months ended July 31, 2024, gross profit of $565 billion, a decrease of $86 million, or 13%. Gross margin decreased 3.3 percentage points to 59.4% from 62.7% in the same period last year. The decrease in gross margin was largely driven by the timing of input cost fluctuations coupled with high inventory levels, as well as the impact of the TSAs for the divestitures (as described above), partially offset by favorable price/mix and the impact of JDCC.

Operating Expenses
Percentage change versus the prior year period ended July 31
3 Months	Reported	Acquisitions and Divestitures	Franchise Tax Refund[1]	Foreign Exchange	Organic
Advertising	(4%)	2%	—%	1%	(1%)
SG&A	(6%)	1%	—%	1%	(5%)
Total operating expenses[2]	(12%)	4%	4%	1%	(3%)

Note: Results may differ due to rounding

1“Franchise Tax Refund” is included in “Other Items”. See “Non-GAAP Financial Measures” above for additional details.
2Operating expenses include advertising expense, SG&A expense, and other expense (income), net.
For the three months ended July 31, 2024, operating expenses totaled $284 million, a decrease of $40 million, or 12%. The decrease in operating expenses was primarily driven by (a) the gain on sale of the Alabama cooperage, (b) the Franchise Tax Refund, (c) the decrease in SG&A expense, (d) the decrease in advertising expense, and (e) the positive effect of foreign exchange.
•Advertising expense decreased 4% for the three months ended July 31, 2024 led by lower Jack Daniel’s and Coca-Cola RTD spend as compared to the prior-year period launch in the United States, as well as the impact of our recently divested brands. The declines were partially offset by an increase in JDTW advertising expense.
•SG&A expense decreased 6% for the three months ended July 31, 2024 driven by lower compensation-related expenses, discretionary spend, and benefit-related expenses.

Operating Income
Percentage change versus the prior year period ended July 31	3 Months
Change in reported operating income	(14%)
Acquisitions and divestitures	3%
Other Items[1]	(4%)
Foreign exchange	3%
Change in organic operating income	(13%)
Note: Results may differ due to rounding

1“Other Items” includes “JDCC” and “Franchise Tax Refund”. See “Non-GAAP Financial Measures” above for additional details.
For the three months ended July 31, 2024, operating income totaled $281 million, a decrease of $46 million, or 14%. Operating margin decreased 1.9 percentage points to 29.6% from 31.5% in the same period last year largely driven by the timing of input cost fluctuations coupled with high inventory levels, the impact of the TSAs for the divestitures (as described above), and the negative effect of foreign exchange. The decrease was partially offset by the gain on sale of the Alabama cooperage, Franchise Tax Refund, and favorable price/mix.
The effective tax rate for the three months ended July 31, 2024 was 23.1% compared to 22.9% for the same period last year. The increase in our effective tax rate was driven primarily by a larger impact of state taxes, which was partially offset by the net impact of discrete items.
Diluted earnings per share of $0.41 for the three months ended July 31, 2024, decreased 14% from the $0.48 reported for the same period last year driven primarily by the decrease in operating income.
Fiscal 2025 Outlook
Below we discuss our outlook for fiscal 2025, which reflects the trends, developments, and uncertainties (including those described above) that we expect to affect our business.
We anticipate a return to growth for organic net sales and organic operating income in fiscal 2025 driven by gains in international markets and the benefit of normalizing inventory trends. This outlook is tempered by our belief that global macroeconomic and geopolitical uncertainties will continue to create a challenging operating environment. Accordingly, we reiterate the following expectation for fiscal 2025:
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
Our cash flows from operations are supplemented by our cash and cash equivalent balances, as well as access to other liquidity sources. Cash and cash equivalents were $446 million at April 30, 2024, and $416 million at July 31, 2024. As of July 31, 2024, approximately 41% of our cash and cash equivalents were held by our foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We continue to evaluate our future cash requirements and may decide to repatriate additional cash held by our foreign subsidiaries, which may require us to provide for and pay additional taxes.
We have a $900 million commercial paper program that we use, together with our cash flows from operations, to fund our short-term operational needs. See Note 7 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for outstanding commercial paper balances, interest rates, and days to maturity at April 30, 2024, and July 31, 2024. The average balances, interest rates, and original maturities during the periods ended July 31, 2023 and 2024, are presented below.

	Three Months Average
	July 31,
(Dollars in millions)	2023	2024
Average commercial paper	$310	$438
Average interest rate	5.27%	5.52%
Average days to maturity at issuance	32	29
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
Our most significant short-term cash requirements relate primarily to funding our operations (such as expenditures for raw materials, production and distribution, advertising and promotion, and current taxes), repayment of our notes maturing in April 2025, dividend payments, and capital investments. We expect to meet our planned short-term liquidity needs largely through cash generated from operations and borrowings under our commercial paper program. If we have additional liquidity needs, we believe that we could access financing in the capital markets. Our most significant longer-term cash requirements primarily include payments related to our long-term debt, employee benefit obligations, and deferred tax liabilities.
We believe our current liquidity position, supplemented by our ability to generate positive cash flows from operations in the future, and our ample debt capacity enabled by our strong short-term and long-term credit ratings, will be sufficient to meet all of our expected future short- and long-term financial commitments.
Cash flows. Cash provided by operations of $17 million during the three months ended July 31, 2024, declined $21 million from the same period last year, reflecting lower earnings offset partially by lower working capital requirements.
Cash provided by investing activities was $10 million during the three months ended July 31, 2024, compared to $44 million used for investing activities during the same period last year. The $54 million change largely reflects proceeds of $51 million received from the sale of our Alabama cooperage in May 2024.
Cash used for financing activities was $51 million during the three months ended July 31, 2024, compared to $50 million in cash provided by financing activities during the same prior-year period. The $101 million change largely reflects a $99 million decrease in net proceeds from short-term borrowings.
Dividends. See Note 8 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for information about cash dividends declared per share on our Class A and Class B common stock during fiscal 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We face market risks arising from changes in foreign currency exchange rates, commodity prices, and interest rates. Foreign currency fluctuations affect our net investments in foreign subsidiaries and foreign currency-denominated cash flows. Commodity price changes can affect our production and supply chain costs. Interest rate changes affect (a) the fair value of our fixed-rate debt and (b) cash flows and earnings related to our variable-rate debt and interest-bearing investments. We manage market risks through procurement strategies as well as the use of derivative and other financial instruments. Our risk management program is governed by policies that authorize and control the nature and scope of transactions that we use to mitigate market risks. Since April 30, 2024, there have been no material changes to the market risks faced by us or to our risk management program as disclosed in our 2024 Form 10-K.

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

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our 2024 Form 10-K, which could materially adversely affect our business, financial condition, or future results. There have been no material changes to the risk factors disclosed in our 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended July 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
The following documents are filed with this report:

Exhibit Index
10.1	Fiscal 2025 Form of Performance-Based Restricted Stock Unit Award Agreement [portions of exhibit have been omitted]*
10.2	Fiscal 2025 Form of Employee Stock-Settled Stock Appreciation Right Award Agreement*
31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (not considered to be filed).
101
The following materials from Brown-Forman Corporation's Quarterly Report on Form 10-Q for the quarter ended July 31, 2024, in Inline XBRL (eXtensible Business Reporting Language) format: (a) Condensed Consolidated Statements of Operations, (b) Condensed Consolidated Statements of Comprehensive Income, (c) Condensed Consolidated Balance Sheets, (d) Condensed Consolidated Statements of Cash Flows, and (e) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File in Inline XBRL format (included in Exhibit 101).

The following document has been previously filed:

Exhibit Index
10.3
Services Agreement, dated May 6, 2024, by and between Brown-Forman Corporation and Thomas W. Hinrichs, incorporated into this report by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 8-K filed on May 8, 2024 (File No. 001-00123).*

* Indicates management contract, compensatory plan, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN-FORMAN CORPORATION
(Registrant)

Date:	August 29, 2024	By:	/s/ Leanne D. Cunningham
Leanne D. Cunningham
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)