Form 10-Q
period 2024-10-31
BROWN FORMAN CORP
filed 2024-12-05
CIK 14693

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 30, 2024

Class A Common Stock (voting), $0.15 par value	169,123,305
Class B Common Stock (nonvoting), $0.15 par value	303,537,999

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2023	2024	2023	2024
Sales	$1,405	$1,376	$2,731	$2,587
Excise taxes	298	281	586	541
Net sales	1,107	1,095	2,145	2,046
Cost of sales	436	449	823	835
Gross profit	671	646	1,322	1,211
Advertising expenses	140	126	271	252
Selling, general, and administrative expenses	192	187	392	375
Other expense (income), net	—	(8)	(7)	(38)
Operating income	339	341	666	622
Non-operating postretirement expense	—	1	1	1
Interest income	(2)	(3)	(4)	(7)
Interest expense	31	32	60	64
Equity method investment income	—	(2)	—	(2)
Income before income taxes	310	313	609	566
Income taxes	68	55	136	113
Net income	$242	$258	$473	$453
Earnings per share:
Basic	$0.50	$0.55	$0.99	$0.96
Diluted	$0.50	$0.55	$0.98	$0.96
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2023	2024	2023	2024
Net income	$242	$258	$473	$453
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(104)	(26)	(65)	(68)
Cash flow hedge adjustments	12	(1)	7	(3)
Postretirement benefits adjustments	1	—	3	1
Net other comprehensive income (loss)	(91)	(27)	(55)	(70)
Comprehensive income	$151	$231	$418	$383
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except per share amounts)

	April 30, 2024	October 31, 2024
Assets
Cash and cash equivalents	$446	$416
Accounts receivable, less allowance for doubtful accounts of $8 at April 30 and $9 at October 31	769	954
Inventories:
Barreled whiskey	1,490	1,563
Finished goods	452	438
Work in process	396	376
Raw materials and supplies	218	188
Total inventories	2,556	2,565
Other current assets	265	261
Total current assets	4,036	4,196
Property, plant and equipment, net	1,074	1,060
Goodwill	1,455	1,468
Other intangible assets	990	1,000
Equity method investments	270	272
Deferred tax assets	69	60
Other assets	272	276
Total assets	$8,166	$8,332
Liabilities
Accounts payable and accrued expenses	$793	$695
Accrued income taxes	38	46
Short-term borrowings	428	512
Current portion of long-term debt	300	300
Total current liabilities	1,559	1,553
Long-term debt	2,372	2,391
Deferred tax liabilities	315	290
Accrued pension and other postretirement benefits	160	159
Other liabilities	243	234
Total liabilities	4,649	4,627
Commitments and contingencies
Stockholders’ Equity
Common stock:
Class A, voting, $0.15 par value (170,000,000 shares authorized; 170,000,000 shares issued)	25	25
Class B, nonvoting, $0.15 par value (400,000,000 shares authorized; 314,532,000 shares issued)	47	47
Additional paid-in capital	13	21
Retained earnings	4,261	4,508
Accumulated other comprehensive income (loss), net of tax	(221)	(291)
Treasury stock, at cost (11,932,000 and 11,871,000 shares at April 30 and October 31, respectively)	(608)	(605)
Total stockholders’ equity	3,517	3,705
Total liabilities and stockholders’ equity	$8,166	$8,332
 See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Six Months Ended
	October 31,
	2023	2024
Cash flows from operating activities:
Net income	$473	$453
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	41	44
Stock-based compensation expense	11	13
Deferred income tax benefit	(15)	(12)
Change in fair value of contingent consideration	(2)	5
Equity method investment income	—	(2)
Other, net	—	(10)
Changes in assets and liabilities:
Accounts receivable	(103)	(194)
Inventories	(337)	(76)
Other current assets	46	(2)
Accounts payable and accrued expenses	(31)	(70)
Accrued income taxes	16	6
Other operating assets and liabilities	(2)	(26)
Cash provided by operating activities	97	129
Cash flows from investing activities:
Additions to property, plant, and equipment	(79)	(72)
Proceeds from sale of assets	13	51
Other, net	5	—
Cash used for investing activities	(61)	(21)
Cash flows from financing activities:
Net change in short-term borrowings	220	83
Payments of withholding taxes related to stock-based awards	(4)	(2)
Acquisition of treasury stock	(42)	—
Dividends paid	(197)	(206)
Other, net	—	(4)
Cash used for financing activities	(23)	(129)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(7)	(9)
Net increase (decrease) in cash, cash equivalents, and restricted cash	6	(30)
Cash, cash equivalents, and restricted cash at beginning of period	384	456
Cash, cash equivalents, and restricted cash at end of period	390	426
Less: Restricted cash (included in other current assets) at end of period	(10)	(10)
Less: Cash included in assets held for sale at end of period	(7)	—
Cash and cash equivalents at end of period	$373	$416
Supplemental information:
Non-cash additions to property, plant and equipment	$15	$8
Right-of-use assets obtained in exchange for new lease obligations	$24	$20
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

In December 2023, the FASB issued an updated accounting standard requiring additional annual disclosures about income taxes, primarily related to the rate reconciliation and information about income taxes paid. We are required to adopt the new guidance beginning in fiscal 2026, with earlier adoption permitted. The update can be applied either prospectively or retrospectively.

In November 2024, the FASB issued an updated accounting standard requiring disaggregation, in the notes to the financial statements, of expense line items in the income statement that include certain categories of expenses. We are required to adopt the updated standard for annual disclosures beginning in fiscal 2028, and for interim disclosures in fiscal 2029, with earlier adoption permitted. The update can be applied either prospectively or retrospectively.

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

The following table presents information concerning basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions, except per share amounts)	2023	2024	2023	2024
Net income available to common stockholders	$242	$258	$473	$453
Share data (in thousands):
Basic average common shares outstanding	479,200	472,660	479,262	472,647
Dilutive effect of stock-based awards	915	397	972	350
Diluted average common shares outstanding	480,115	473,057	480,234	472,997

Basic earnings per share	$0.50	$0.55	$0.99	$0.96
Diluted earnings per share	$0.50	$0.55	$0.98	$0.96

We excluded common stock-based awards for approximately 1,688,000 shares and 3,018,000 shares from the calculation of diluted earnings per share for the three months ended October 31, 2023 and 2024, respectively. We excluded common stock-based awards for approximately 1,486,000 shares and 2,800,000 shares from the calculation of diluted earnings per share for the six months ended October 31, 2023 and 2024, respectively. We excluded those awards because they were not dilutive for those periods under the treasury stock method.

3.    Inventories
We value some of our consolidated inventories, including most of our U.S. inventories, at the lower of cost, using the last-in, first-out (LIFO) method or market value. If the LIFO method had not been used, inventories at current cost would have been $512 million higher than reported as of April 30, 2024, and $552 million higher than reported as of October 31, 2024. Changes in the LIFO valuation reserve for interim periods are based on an allocation of the projected change for the entire fiscal year, recognized proportionately over the remainder of the fiscal year.

4.    Goodwill and Other Intangible Assets
The following table shows the changes in goodwill (which includes no accumulated impairment losses) and other intangible assets during the six months ended October 31, 2024:

(Dollars in millions)	Goodwill	Other Intangible Assets
Balance at April 30, 2024	$1,455	$990
Foreign currency translation adjustment	13	10
Balance at October 31, 2024	$1,468	$1,000

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

The carrying amount of our investment in Duckhorn was $267 million as of April 30, 2024, reflecting the fair value of the common stock, based on its quoted market price at the April 30, 2024 closing date of the transaction. The carrying amount as of October 31, 2024, was $269 million, which includes the initial carrying amount of $267 million and $2 million subsequently recognized for our share of Duckhorn’s earnings.

The difference between the carrying amount of the investment and our proportionate share of the net assets of Duckhorn was not material as of both April 30, 2024, and October 31, 2024. As of October 31, 2024, the fair value of the investment was $346 million.

In connection with our sale of the Sonoma-Cutrer wine business to Duckhorn, we agreed to a lock-up provision under which we are restricted from selling or otherwise disposing of our equity investment in Duckhorn. The restriction period will terminate no later than October 31, 2025.

Also, effective April 30, 2024, we entered into a transition services agreement (TSA) with Duckhorn related to the sale of the Sonoma-Cutrer wine business. Our cost of sales for the three months and six months ended October 31, 2024, included $2 million and $24 million, respectively, for Sonoma-Cuter products purchased from Duckhorn under the TSA. Fees earned for transition services provided to Duckhorn under the TSA were immaterial. Services related to the TSA ended on or about August 31, 2024.

On October 6, 2024, Duckhorn entered into a definitive agreement pursuant to which Duckhorn will be acquired by private equity funds. Under the terms of the agreement, upon completion of the proposed transaction, we would receive cash of $350 million in exchange for our 21.4% ownership interest in Duckhorn. The completion of the transaction, which is expected to occur by April 30, 2025, is subject to customary closing conditions, including approval by Duckhorn’s stockholders.

6.    Contingencies
We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe it is reasonably possible that these existing loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies were recorded as of October 31, 2024.

7.    Debt
Our long-term debt (net of unamortized discount and issuance costs) consisted of:

(Principal and carrying amounts in millions)	April 30, 2024	October 31, 2024
3.50% senior notes, $300 principal amount, due April 15, 2025	$300	$300
1.20% senior notes, €300 principal amount, due July 7, 2026	321	325
2.60% senior notes, £300 principal amount, due July 7, 2028	375	388
4.75% senior notes, $650 principal amount, due April 15, 2033	643	644
4.00% senior notes, $300 principal amount, due April 15, 2038	295	296
3.75% senior notes, $250 principal amount, due January 15, 2043	248	248
4.50% senior notes, $500 principal amount, due July 15, 2045	490	490
	2,672	2,691
Less current portion	300	300
	$2,372	$2,391
Our short-term borrowings consisted of borrowings under our commercial paper program, as follows:

(Dollars in millions)	April 30, 2024	October 31, 2024
Commercial paper (par amount)	$429	$514
Average interest rate	5.49%	4.93%
Average remaining days to maturity	12	24

8.    Stockholders’ Equity
The following table shows the changes in stockholders’ equity by quarter during the six months ended October 31, 2023:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2023	$25	$47	$1	$3,643	$(235)	$(213)	$3,268
Net income				231			231
Net other comprehensive income (loss)					36		36
Declaration of cash dividends				(197)			(197)
Stock-based compensation expense			4				4
Stock issued under compensation plans						3	3
Loss on issuance of treasury stock issued under compensation plans			(4)	(3)			(7)
Balance at July 31, 2023	25	47	1	3,674	(199)	(210)	3,338
Net income				242			242
Net other comprehensive income (loss)					(91)		(91)
Acquisition of treasury stock						(42)	(42)
Stock-based compensation expense			7				7
Balance at October 31, 2023	$25	$47	$8	$3,916	$(290)	$(252)	$3,454

The following table shows the changes in stockholders’ equity by quarter during the six months ended October 31, 2024:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2024	$25	$47	$13	$4,261	$(221)	$(608)	$3,517
Net income				195			195
Net other comprehensive income (loss)					(43)		(43)
Declaration of cash dividends				(206)			(206)
Stock-based compensation expense			4				4
Stock issued under compensation plans						3	3
Loss on issuance of treasury stock issued under compensation plans			(5)				(5)
Balance at July 31, 2024	25	47	12	4,250	(264)	(605)	3,465
Net income				258			258
Net other comprehensive income (loss)					(27)		(27)
Stock-based compensation expense			9				9
Balance at October 31, 2024	$25	$47	$21	$4,508	$(291)	$(605)	$3,705

The following table shows the change in each component of accumulated other comprehensive income (AOCI), net of tax, during the six months ended October 31, 2024:

(Dollars in millions)	Currency Translation Adjustments	Cash Flow Hedge Adjustments	Postretirement Benefits Adjustments	Total AOCI
Balance at April 30, 2024	$(111)	$10	$(120)	$(221)
Net other comprehensive income (loss)	(68)	(3)	1	(70)
Balance at October 31, 2024	$(179)	$7	$(119)	$(291)

The following table shows the cash dividends declared per share on our Class A and Class B common stock during the six months ended October 31, 2024:

Declaration Date	Record Date	Payable Date	Amount per Share
May 23, 2024	June 7, 2024	July 1, 2024	$0.2178
July 25, 2024	September 3, 2024	October 1, 2024	$0.2178
On November 21, 2024, our Board of Directors increased the quarterly cash dividend on our Class A and Class B common stock from $0.2178 to $0.2265 per share. The quarterly cash dividend is payable on January 2, 2025, to stockholders of record on December 6, 2024.

9.    Net Sales
The following table shows our net sales by geography:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions)	2023	2024	2023	2024
United States	$531	$489	$973	$908
Developed International[1]	291	289	600	569
Emerging[2]	221	242	442	427
Travel Retail[3]	44	45	90	86
Non-branded and bulk[4]	20	30	40	56
Total	$1,107	$1,095	$2,145	$2,046

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
4Includes net sales of used barrels, contract bottling services, and non-branded bulk whiskey, regardless of customer location.

The following table shows our net sales by product category:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions)	2023	2024	2023	2024
Whiskey[1]	$739	$769	$1,436	$1,428
Ready-to-Drink[2]	132	133	270	254
Tequila[3]	81	72	162	134
Non-branded and bulk[4]	20	30	40	56
Rest of portfolio[5]	135	91	237	174
Total	$1,107	$1,095	$2,145	$2,046

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
5Includes Sonoma-Cutrer (which was divested on April 30, 2024), Korbel California Champagnes, Diplomático, Gin Mare, Chambord, Finlandia Vodka (which was divested on November 1, 2023), Fords Gin, and Korbel Brandy.

10.    Pension Costs
The following table shows the components of the net cost recognized for our U.S. pension plans. Similar information for other defined benefit plans is not presented due to immateriality.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions)	2023	2024	2023	2024
Service cost	$5	$4	$9	$8
Interest cost	8	9	17	18
Expected return on plan assets	(10)	(10)	(19)	(19)
Amortization of net actuarial loss	2	1	3	1
Net cost	$5	$4	$10	$8

11.    Income Taxes
Our consolidated interim effective tax rate is based on our expected annual operating income, statutory tax rates, and income tax laws in the various jurisdictions where we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the fiscal quarter in which the related event or a change in judgment occurs. The effective tax rate on ordinary income for the full fiscal year is expected to be 21.8%, which is higher than the U.S. federal statutory rate of 21.0%, due to the impact of state taxes and the tax effects of foreign operations, partially offset by the beneficial impact of the foreign-derived intangible income deduction.

The effective tax rate of 20.1% for the six months ended October 31, 2024, was lower than the expected tax rate of 21.8% on ordinary income for the full fiscal year ending April 30, 2025, primarily due to the beneficial impact of state income tax refunds related to amended prior year returns, partially offset by the impact of increased valuation allowances in the current period. The effective tax rate of 20.1% for the six months ended October 31, 2024, was lower than the effective tax rate of 22.4% for the same period last year, primarily due to the beneficial impact of state income tax refunds related to amended prior year returns and the absence of an unfavorable tax rate change in the prior fiscal year, partially offset by the impact of increased valuation allowances in the current period.

The OECD (Organization for Economic Co-operation and Development) 15% global minimum tax under the Pillar Two Model Rules, which is now effective in countries with enacted legislation, did not materially impact our financial results in the six months ended October 31, 2024. We will continue to evaluate the impact in future periods as previously-enacting countries issue related guidance and additional countries consider adoption of the global minimum tax rules.

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

We had outstanding currency derivatives, related primarily to our euro, British pound, and Australian dollar exposures, with notional amounts for all hedged currencies totaling $566 million at April 30, 2024, and $515 million at October 31, 2024. The maximum term of outstanding derivative contracts was 24 months at both April 30, 2024 and October 31, 2024.

We also use foreign currency-denominated debt instruments to help manage our foreign currency exchange rate risk. We designate a portion of those debt instruments as net investment hedges, which are intended to mitigate foreign currency exposure related to non-U.S. dollar net investments in certain foreign subsidiaries. Any change in value of the designated portion of the hedging instruments is recorded in AOCI, offsetting the foreign currency translation adjustment of the related net investments that is also recorded in AOCI. The amount of foreign currency-denominated debt instruments designated as net investment hedges was $497 million at April 30, 2024, and $512 million at October 31, 2024.

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

The following table presents the pre-tax impact that changes in the fair value of our derivative instruments and non-derivative hedging instruments had on AOCI and earnings:

		Three Months Ended
		October 31,
(Dollars in millions)	Classification	2023	2024
Derivative Instruments
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$21	$(2)
Net gain (loss) reclassified from AOCI into earnings	Sales	5	(1)
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Sales	$4	$1
Net gain (loss) recognized in earnings	Other income (expense), net	(1)	(2)
Non-Derivative Hedging Instruments
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	$26	$(6)

Total amounts presented in the accompanying condensed consolidated statements of operations for line items affected by the net gains (losses) shown above:
Sales		$1,405	$1,376
Other income (expense), net		—	8

		Six Months Ended
		October 31,
(Dollars in millions)	Classification	2023	2024
Derivative Instruments
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$17	$(1)
Net gain (loss) reclassified from AOCI into earnings	Sales	8	3
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Sales	$2	$—
Net gain (loss) recognized in earnings	Other income (expense), net	6	(6)
Non-Derivative Hedging Instruments
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	$17	$(15)

Total amounts presented in the accompanying condensed consolidated statements of operations for line items affected by the net gains (losses) shown above:
Sales		$2,731	$2,587
Other income (expense), net		7	38

We expect to reclassify $4 million of deferred net gains on cash flow hedges recorded in AOCI as of October 31, 2024 to earnings during the next 12 months. This reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur.

The following table presents the fair values of our derivative instruments:

		April 30, 2024		October 31, 2024
(Dollars in millions)	Classification	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Designated as cash flow hedges:
Currency derivatives	Other current assets	$11	$(2)	$8	$(3)
Currency derivatives	Other assets	1	(1)	1	—
Not designated as hedges:
Currency derivatives	Accrued expenses	—	(1)	—	(1)

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

Our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. The aggregate fair value of our derivatives with creditworthiness requirements that were in a net liability position was $1 million at April 30, 2024, and $1 million at October 31, 2024.

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

The following table summarizes the gross and net amounts of our derivative contracts:

(Dollars in millions)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet	Net Amounts
April 30, 2024
Derivative assets	$12	$(3)	$9	$—	$9
Derivative liabilities	(4)	3	(1)	—	(1)
October 31, 2024
Derivative assets	9	(3)	6	—	6
Derivative liabilities	(4)	3	(1)	—	(1)

No cash collateral was received or pledged related to our derivative contracts as of April 30, 2024, or October 31, 2024.

13.    Fair Value Measurements
The following table summarizes the assets and liabilities measured or disclosed at fair value on a recurring basis:

	April 30, 2024		October 31, 2024
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$446	$446	$416	$416
Currency derivatives, net	9	9	6	6
Liabilities
Currency derivatives, net	1	1	1	1
Contingent consideration	69	69	75	75
Short-term borrowings	428	428	512	512
Long-term debt (including current portion)	2,672	2,468	2,691	2,547

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

The following table shows the changes in our contingent consideration liability during the six months ended October 31, 2024:

(Dollars in millions)
Balance at April 30, 2024	$69
Change in fair value[1]	5
Foreign currency translation adjustment	1
Balance at October 31, 2024	$75
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

14.    Other Comprehensive Income
The following table shows the components of net other comprehensive income (loss):

	Three Months Ended			Three Months Ended
	October 31, 2023			October 31, 2024
(Dollars in millions)	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Currency translation adjustments:
Net gain (loss) on currency translation	$(98)	$(6)	$(104)	$(27)	$1	$(26)
Reclassification to earnings	—	—	—	—	—	—
Other comprehensive income (loss), net	(98)	(6)	(104)	(27)	1	(26)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	21	(5)	16	(2)	—	(2)
Reclassification to earnings[1]	(5)	1	(4)	1	—	1
Other comprehensive income (loss), net	16	(4)	12	(1)	—	(1)
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	—	—	—	—	—	—
Reclassification to earnings[2]	2	(1)	1	—	—	—
Other comprehensive income (loss), net	2	(1)	1	—	—	—

Total other comprehensive income (loss), net	$(80)	$(11)	$(91)	$(28)	$1	$(27)

	Six Months Ended			Six Months Ended
	October 31, 2023			October 31, 2024
(Dollars in millions)	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Currency translation adjustments:
Net gain (loss) on currency translation	$(61)	$(4)	$(65)	$(71)	$3	$(68)
Reclassification to earnings	—	—	—	—	—	—
Other comprehensive income (loss), net	(61)	(4)	(65)	(71)	3	(68)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	17	(4)	13	(1)	—	(1)
Reclassification to earnings[1]	(8)	2	(6)	(3)	1	(2)
Other comprehensive income (loss), net	9	(2)	7	(4)	1	(3)
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	—	—	—	—	—	—
Reclassification to earnings[2]	4	(1)	3	1	—	1
Other comprehensive income (loss), net	4	(1)	3	1	—	1

Total other comprehensive income (loss), net	$(48)	$(7)	$(55)	$(74)	$4	$(70)
1Pre-tax amount for each period is classified as sales in the accompanying condensed consolidated statements of operations.
2Pre-tax amount for each period is classified as non-operating postretirement expense in the accompanying condensed consolidated statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with both our unaudited Condensed Consolidated Financial Statements and related notes included in Part I, Item 1 of this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended April 30, 2024 (2024 Form 10-K). Note that the results of operations for the six months ended October 31, 2024, are not necessarily indicative of future or annual results. In this Item, “we,” “us,” “our,” “Brown-Forman,” and the “Company” refer to Brown-Forman Corporation and its consolidated subsidiaries, collectively.

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
•“Acquisitions and divestitures.” This adjustment removes (a) the gain or loss recognized on sale of divested brands and certain assets, (b) any non-recurring effects related to our acquisitions and divestitures (e.g., transaction, transition, and integration costs), (c) the effects of operating activity related to acquired and divested brands for periods not comparable year over year (non-comparable periods), and (d) fair value changes to contingent consideration liabilities. Excluding non-comparable periods allows us to include the effects of acquired and divested brands only to the extent that results are comparable year over year.
During fiscal 2023, we acquired Gin Mare Brand, S.L.U. and Mareliquid Vantguard, S.L.U., which owned the Gin Mare brand (Gin Mare). This adjustment removes the fair value adjustments to Gin Mare’s earn-out contingent consideration liability that is payable in cash no earlier than July 2024 and no later than July 2027.
During fiscal 2024, we sold our Finlandia vodka business, which resulted in a pre-tax gain of $92 million, and entered into a related transition services agreement (TSA) for this business. This adjustment removes the (a) transaction costs related to the divestiture, (b) operating activity for the non-comparable period, which is activity in the first and second quarters of fiscal 2024, and (c) net sales, cost of sales, and operating expenses1 recognized pursuant to the TSA related to distribution services in certain markets.
During fiscal 2024, we sold the Sonoma-Cutrer wine business in exchange for an ownership percentage of 21.4% in The Duckhorn Portfolio Inc. (Duckhorn) along with $50 million cash and entered into a related TSA for this business. This transaction resulted in a pre-tax gain of $175 million. This adjustment removes the (a) transaction costs related to the divestiture, (b) operating activity for the non-comparable period, which is activity in the first and second quarters of fiscal 2024, and (c) net sales, cost of sales, and operating expenses1 recognized pursuant to the TSA related to distribution services in certain markets.
During the second quarter of fiscal 2024, we recognized a gain of $7 million on the sale of certain fixed assets. During the first quarter of fiscal 2025, we recognized a gain of $12 million on the sale of the Alabama cooperage. This adjustment removes the gains from our other expense (income), net and operating income.
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

the non-comparable operating activity related to the sales of Brown-Forman-produced Jack Daniel’s Country Cocktails products for the first and second quarters of fiscal 2024 and fiscal 2025.
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
Beginning in fiscal 2025, we aggregated the “Wine” and “Vodka” product categories with “Rest of Portfolio,” due to the divestitures of Sonoma-Cutrer and Finlandia. Please refer to the new definition of "Rest of Portfolio” for more information. The fiscal 2024 "Rest of Portfolio" amounts have been adjusted accordingly for comparison purposes.
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
•“Rest of Portfolio” includes Sonoma-Cutrer (which was divested on April 30, 2024), Korbel California Champagnes, Diplomático, Gin Mare, Chambord, Finlandia Vodka (which was divested on November 1, 2023), Fords Gin, Korbel Brandy, and other agency brands.
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

Overview
Unless otherwise indicated, all related commentary is on a reported basis and is for the six months ended October 31, 2024 compared to the same period last year.
Divestitures
During the third quarter of fiscal 2024, we sold the Finlandia vodka business for $196 million cash and entered into a TSA for this business. The absence of the brand negatively impacted our net sales and operating income for the six months and three months ended October 31, 2024. The TSA for this divestiture negatively impacted our gross margin for the six months and three months ended October 31, 2024.

During the fourth quarter of fiscal 2024, we sold the Sonoma-Cutrer wine business in exchange for an ownership percentage of 21.4% in Duckhorn along with $50 million cash and entered into a TSA for this business. The absence of the brand negatively impacted our net sales and operating income for the six months and three months ended October 31, 2024. The TSA for this divestiture negatively impacted our gross margin for the six months and three months ended October 31, 2024. On October 6, 2024, Duckhorn entered into a definitive agreement pursuant to which Duckhorn will be acquired by private equity funds. See Note 5 to the Condensed Consolidated Financial Statements for more information.
Fiscal 2025 Year-to-Date Highlights
•We delivered net sales of $2.0 billion for the six months ended October 31, 2024, a decrease of 5%. The decrease was driven by (a) the negative effect of acquisitions and divestitures; (b) lower volumes; (c) the negative effect of foreign exchange; and (d) the impact of JDCC, partially offset by favorable price/mix.
◦From a brand perspective, net sales declines were led by the Finlandia and Sonoma-Cutrer divestitures, the impact of JDCC, and our Tequila portfolio, partially offset by growth of the non-branded and bulk business (primarily used barrel sales) and Woodford Reserve.
◦From a geographic perspective, the declines in net sales were across geographic aggregations.
•We delivered gross profit of $1.2 billion for the six months ended October 31, 2024, a decrease of 8%. Gross margin decreased 2.4 percentage points to 59.2% from 61.6% in the same period last year. The decrease in gross margin was largely driven by the timing of input cost fluctuations coupled with high inventory levels, the negative effect of foreign exchange, and the impact of the TSAs for the divestitures (as described above), partially offset by favorable price/mix and the impact of JDCC.
•We delivered operating income of $622 million for the six months ended October 31, 2024, a decrease of 7% largely driven by the timing of input cost fluctuations coupled with high inventory levels, the negative effect of the acquisitions and divestitures, and the negative effect of foreign exchange. The decrease was partially offset by (a) favorable price/mix; (b) advertising and SG&A expense leverage; (c) the franchise tax refund; and (d) the gain on sale of the Alabama cooperage.
•We delivered diluted earnings per share of $0.96 for the six months ended October 31, 2024, a decrease of 3% from the $0.98 reported for the same period last year, driven primarily by the decrease in operating income, partially offset by the benefit of the lower effective tax rate.

Summary of Operating Performance
	Three Months Ended October 31,					Six Months Ended October 31,
(Dollars in millions)	2023	2024	Reported Change		Organic Change[1]	2023	2024	Reported Change		Organic Change[1]
Net sales	$1,107	$1,095	(1%)		3%	$2,145	$2,046	(5%)		—%
Cost of sales	436	449	3%		8%	823	835	1%		6%
Gross profit	671	646	(4%)		—%	1,322	1,211	(8%)		(4%)
Advertising	140	126	(9%)		(7%)	271	252	(7%)		(4%)
SG&A	192	187	(3%)		(1%)	392	375	(4%)		(3%)
Other expense (income), net	—	(8)	nm4		nm4	(7)	(38)	nm4		nm4
Operating income	339	341	1%		5%	666	622	(7%)		(3%)

Total operating expenses[2]	$332	$305	(8%)		(5%)	$656	$589	(10%)		(4%)

As a percentage of net sales[3]
Gross profit	60.6%	59.1%	(1.5)	pp		61.6%	59.2%	(2.4)	pp
Operating income	30.6%	31.1%	0.5	pp		31.0%	30.4%	(0.6)	pp
Effective tax rate	22.0%	17.6%	(4.4)	pp		22.4%	20.1%	(2.3)	pp
Diluted earnings per share	$0.50	$0.55	9%			$0.98	$0.96	(3%)
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
The following table provides supplemental information for our largest markets. We discuss results of the markets most affecting our performance below the table. Unless otherwise indicated, all related commentary is on a reported basis and is for the six months ended October 31, 2024 compared to the same period last year.

Top Markets
Six months ended October 31, 2024	Net Sales % Change vs. Prior Year Period
Geographic area[1]	Reported	Acquisitions and Divestitures	JDCC[2]	Foreign Exchange	Organic[3]
United States	(7%)	2%	2%	—%	(3%)
Developed International	(5%)	2%	—%	—%	(3%)
Germany	(2%)	—%	—%	(1%)	(2%)
Australia	(5%)	—%	—%	—%	(4%)
United Kingdom	(8%)	—%	—%	(3%)	(11%)
France	(2%)	—%	—%	(1%)	(3%)
Canada	(2%)	4%	—%	1%	3%
Spain	(12%)	1%	—%	—%	(11%)
Rest of Developed International	(7%)	8%	—%	—%	1%
Emerging	(3%)	6%	—%	4%	6%
Mexico	(11%)	—%	—%	6%	(5%)
Poland	(15%)	20%	—%	(8%)	(3%)
Brazil	31%	—%	—%	6%	37%
Rest of Emerging	(3%)	8%	—%	4%	9%
Travel Retail	(5%)	2%	—%	—%	(3%)
Non-branded and bulk	39%	2%	—%	—%	41%
Total	(5%)	3%	1%	1%	—%
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

The United States’ net sales declined 7% driven by lower volumes, led by JDTW and Korbel California Champagnes, along with the divestiture of Sonoma-Cutrer and the impact of JDCC. The declines were partially offset by higher volumes of Woodford Reserve and Old Forester. An estimated net increase in distributor inventories positively impacted net sales.
Developed International
•Germany’s net sales declined 2% driven by lower volumes of JDTW and JD RTDs, partially offset by the positive contribution from Diplomático and the positive effect of foreign exchange.
•Australia’s net sales decreased 5% driven by declines of JD RTDs and local market agency brands.
•The United Kingdom’s net sales declined 8% led by lower volumes of JDTW, partially offset by the positive effect of foreign exchange.
•France’s net sales decreased 2% driven by declines across our Jack Daniel’s family of brands, partially offset by the positive contribution from Diplomático and the positive effect of foreign exchange.
•Canada’s net sales declined 2% driven by the divestitures of Finlandia and Sonoma-Cutrer, as well as the negative effect of foreign exchange. The declines were partially offset by growth of JD RTDs.

•Spain’s net sales declined 12% led by lower volumes of JDTW, partially offset by the positive contribution from Diplomático.
•Net sales in the Rest of Developed International decreased 7% driven by the divestiture of Finlandia, declines of Glenglassaugh due to the absence of the high-value cask sales in the same prior-year period, and lower volumes of JDTW in South Korea. The declines were partially offset by higher JDTW volumes in Japan primarily due to changes in distributor ordering patterns in the same prior-year period (we transitioned to owned distribution in Japan on April 1, 2024).
Emerging
•Mexico’s net sales declined 11% driven by lower volumes of our Tequila portfolio and the negative effect of foreign exchange, partially offset by growth of New Mix.
•Poland’s net sales declined 15% driven by the divestiture of Finlandia and lower volumes of Gentleman Jack, partially offset by the positive effect of foreign exchange.
•Brazil’s net sales increased 31% driven by higher volumes across the portfolio, led by JDTW, JDTA, and JDTH. The growth was partially offset by the negative effect of foreign exchange.
•Net sales in the Rest of Emerging declined 3% driven by the divestiture of Finlandia, the negative effect of foreign exchange (reflecting the strengthening of the dollar primarily against the Turkish lira), and lower volumes across the Jack Daniel’s family of brands in Chile. These declines were partially offset by higher prices of JDTW in Türkiye and volumetric growth of JDTW in Sub-Saharan Africa, reflecting an estimated net increase in distributor inventories.
Travel Retail’s net sales declined 5% led by lower volumes of the other super-premium Jack Daniel’s expressions and Woodford Reserve, as well as the divestiture of Finlandia. The declines were partially offset by growth of JDTW and Diplomático.
Non-branded and bulk’s net sales increased 39% driven by higher prices for used barrels.

Brand Highlights
The following table provides supplemental information for our largest brands. We discuss results of the brands most affecting our performance below the table. Unless otherwise indicated, all related commentary is on a reported basis and is for the six months ended October 31, 2024 compared to the same period last year.

Major Brands
Six months ended October 31, 2024	Net Sales % Change vs. Prior Year Period
Product category / brand family / brand[1]	Reported	Acquisitions and Divestitures	JDCC[2]	Foreign Exchange	Organic[3]
Whiskey	(1%)	—%	—%	1%	—%
JDTW	(1%)	—%	—%	—%	—%
JDTH	—%	—%	—%	1%	2%
Gentleman Jack	1%	—%	—%	—%	1%
JDTA	(2%)	—%	—%	3%	1%
JDTF	(3%)	—%	—%	1%	(2%)
Woodford Reserve	8%	—%	—%	—%	8%
Old Forester	11%	—%	—%	—%	11%
Rest of Whiskey	(22%)	—%	—%	—%	(22%)
Ready-to-Drink	(6%)	—%	6%	2%	2%
JD RTD/RTP	(8%)	—%	8%	1%	1%
New Mix	(1%)	—%	—%	6%	5%
Tequila	(17%)	—%	—%	1%	(17%)
el Jimador	(16%)	—%	—%	—%	(16%)
Herradura	(14%)	—%	—%	1%	(13%)
Rest of Portfolio	(26%)	27%	—%	(1%)	—%
Non-branded and bulk	39%	2%	—%	—%	41%
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

Whiskey
•Net sales for JDTW declined 1% driven by lower volumes, led by the United States, the United Kingdom and South Korea. The declines were partially offset by higher volumes in Japan following the transition to owned-distribution and higher prices in Türkiye in response to high inflation and currency devaluation. An estimated net increase in distributor inventories positively impacted net sales.
•Net sales for JDTH were flat as growth in Brazil and Türkiye was offset by declines in South Korea and the negative effect of foreign exchange. An estimated net increase in distributor inventories positively impacted net sales.
•Net sales for Gentleman Jack increased 1% driven by higher prices in Türkiye, partially offset by lower volumes in the United States.
•Net sales for JDTA decreased 2% driven by declines in South Korea following the continued product launch in the same prior-year period, along with the negative effect of foreign exchange. These declines were partially offset by higher volumes in Brazil.
•Net sales for JDTF declined 3% driven by lower volumes in the developed international markets and the United States, as well as the negative effect of foreign exchange. The decline was partially offset by higher volumes in the emerging markets, led by Brazil.

•Woodford Reserve’s net sales increased 8% driven by higher volumes in the United States, primarily due to an estimated net increase in distributor inventories. The increase was partially offset by lower volumes in Travel Retail.
•Old Forester’s net sales increased 11% driven by favorable product mix in the United States.
•Net sales for Rest of Whiskey declined 22% driven by lower volumes of the other super-premium Jack Daniel's expressions and The Glendronach, as well as declines of Glenglassaugh due to the absence of the high-value cask sales as compared to the same prior-year period.
Ready-to-Drink
•Net sales for the JD RTD/RTP brands decreased 8% led by the impact of JDCC and declines in Australia, partially offset by growth in the United States reflecting an estimated net increase in distributor inventories.
•New Mix net sales declined 1% driven by the negative effect of foreign exchange, partially offset by higher volumes and favorable price/mix in Mexico.
Tequila
•el Jimador’s net sales declined 16% driven by lower volumes in the United States, Mexico, and Colombia. The declines were partially offset by higher prices in the United States.
•Herradura’s net sales decreased 14% driven by declines in Mexico and the United States.
Net sales for Rest of Portfolio declined 26% driven by the divestitures of Finlandia and Sonoma-Cutrer and lower volumes of Korbel California Champagnes in the United States. The declines were partially offset by the positive contribution from Diplomático. An estimated net increase in distributor inventories positively impacted net sales.
Non-branded and bulk’s net sales increased 39% driven by higher prices for used barrels.

Year-Over-Year Period Comparisons

Net Sales
	3 Months			6 Months
Percentage change versus the prior year period ended October 31	Volume	Price/mix	Total	Volume	Price/mix	Total
Change in reported net sales	(6%)	4%	(1%)	(11%)	7%	(5%)
Acquisitions and divestitures	5%	(1%)	4%	4%	(1%)	3%
JDCC[1]	4%	(3%)	1%	5%	(4%)	1%
Foreign exchange	—%	—%	—%	—%	1%	1%
Change in organic net sales	4%	—%	3%	(2%)	2%	—%
Note: Results may differ due to rounding

1“JDCC” is included in “Other items”. See “Non-GAAP Financial Measures” above for additional details.
For the three months ended October 31, 2024, net sales were $1.1 billion, a decrease of $13 million, or 1%, driven by the negative effect of acquisitions and divestitures and the impact of JDCC, partially offset by higher volumes, led by New Mix and JDTW. Price/mix reflects an unfavorable portfolio mix shift offset by growth of the non-branded and bulk business (primarily used barrel sales).
For the six months ended October 31, 2024, net sales were $2.0 billion, a decrease of $100 million, or 5%, driven by (a) the negative effect of acquisitions and divestitures; (b) lower volumes; (c) the negative effect of foreign exchange; and (d) the impact of JDCC, partially offset by favorable price/mix. Lower volumes were led by JD RTDs and el Jimador. Price/mix reflects higher prices, led by Türkiye (in response to high inflation and currency devaluation), growth of the non-branded and bulk business (primarily used barrel sales), and portfolio mix shift to our higher priced brands. See “Results of Operations - Fiscal 2025 Year-to-Date Highlights” above for further details on net sales for the six months ended October 31, 2024.

Cost of Sales
	3 Months			6 Months
Percentage change versus the prior year period ended October 31	Volume	Cost/mix	Total	Volume	Cost/mix	Total
Change in reported cost of sales	(6%)	8%	3%	(11%)	13%	1%
Acquisitions and divestitures	5%	—%	6%	4%	(2%)	2%
JDCC[1]	4%	(2%)	2%	5%	(3%)	2%
Foreign exchange	—%	(2%)	(2%)	—%	—%	—%
Change in organic cost of sales	4%	5%	8%	(2%)	8%	6%
Note: Results may differ due to rounding

1“JDCC” is included in “Other items”. See “Non-GAAP Financial Measures” above for additional details.
For the three months ended October 31, 2024, cost of sales were $449 million, an increase of $12 million, or 3%, driven by unfavorable cost/mix (timing of input cost fluctuations coupled with high inventory levels), higher volumes, and the negative effect of foreign exchange, partially offset by the positive effect of the acquisitions and divestitures along with the impact of JDCC.
For the six months ended October 31, 2024, cost of sales were $835 million, an increase of $12 million, or 1%, driven by unfavorable cost/mix (timing of input cost fluctuations coupled with high inventory levels), largely offset by the positive effect of the acquisitions and divestitures, the impact of JDCC, and lower volumes.

Gross Profit
Percentage change versus the prior year period ended October 31	3 Months	6 Months
Change in reported gross profit	(4%)	(8%)
Acquisitions and divestitures	3%	3%
JDCC[1]	—%	—%
Foreign exchange	1%	1%
Change in organic gross profit	—%	(4%)
Note: Results may differ due to rounding

1“JDCC” is included in “Other items”. See “Non-GAAP Financial Measures” above for additional details.

Gross Margin
For the period ended October 31	3 Months	6 Months
Prior year gross margin	60.6%	61.6%
Price/mix	1.3%	1.7%
Cost	(3.1)%	(3.9)%
Acquisitions and divestitures	0.5%	(0.3%)
JDCC[1]	0.3%	0.5%
Foreign exchange	(0.5%)	(0.4%)
Change in gross margin	(1.5%)	(2.4%)
Current year gross margin	59.1%	59.2%
Note: Results may differ due to rounding	—	—

1“JDCC” is included in “Other items”. See “Non-GAAP Financial Measures” above for additional details.
For the three months ended October 31, 2024, gross profit of $646 million decreased $24 million, or 4%, compared to the same period last year. Gross margin decreased to 59.1% from 60.6% in the same period last year. The decrease in gross margin was largely driven by the timing of input cost fluctuations coupled with high inventory levels and the negative effect of foreign exchange, partially offset by favorable price/mix, the positive effect of the acquisitions and divestitures, and the impact of JDCC.
For the six months ended October 31, 2024, gross profit of $1.2 billion decreased $111 million, or 8%, compared to the same period last year. Gross margin decreased to 59.2% from 61.6% in the same period last year. The decrease in gross margin was largely driven by the timing of input cost fluctuations coupled with high inventory levels, the negative effect of foreign exchange, and the impact of the TSAs for the divestitures (as described in “Overview” above), partially offset by favorable price/mix and the impact of JDCC.

Operating Expenses
Percentage change versus the prior year period ended October 31
3 Months	Reported	Acquisitions and Divestitures	Franchise Tax Refund[1]	Foreign Exchange	Organic
Advertising	(9%)	2%	—%	—%	(7%)
SG&A	(3%)	2%	—%	—%	(1%)
Total operating expenses[2]	(8%)	2%	—%	1%	(5%)

6 Months
Advertising	(7%)	2%	—%	1%	(4%)
SG&A	(4%)	1%	—%	—%	(3%)
Total operating expenses[2]	(10%)	3%	2%	1%	(4%)
Note: Results may differ due to rounding

1“Franchise tax refund” is included in “Other items”. See “Non-GAAP Financial Measures” above for additional details.
2Total Operating expenses include advertising expense, SG&A expense, and other expense (income), net.
For the three months ended October 31, 2024, operating expenses totaled $305 million, a decrease of $27 million, or 8%, compared to the same period last year. The decrease in operating expenses was primarily driven by the decrease in advertising and SG&A, the positive effect of acquisitions and divestitures, and the positive effect of foreign exchange.
•Advertising expense decreased 9% for the three months ended October 31, 2024 driven by lower JDTW spend and the impact of our recently divested brands.
•SG&A expense decreased 3% for the three months ended October 31, 2024 driven by lower discretionary spend, the absence of transaction-related expenses for the divestiture of Finlandia, and lower compensation and benefit related expenses.
For the six months ended October 31, 2024, operating expenses totaled $589 million, a decrease of $67 million, or 10%, compared to the same period last year. The decrease in operating expenses was primarily driven by (a) the positive effect of acquisitions and divestitures, (b) the Franchise tax refund, (c) the gain on sale of the Alabama cooperage, (d) the decrease in advertising expense, (e) the decrease in SG&A expense, and (f) the positive effect of foreign exchange.
•Advertising expense decreased 7% for the six months ended October 31, 2024 driven by (a) timing of spend on super-premium Jack Daniel’s expressions; (b) lower Jack Daniel’s and Coca-Cola RTD spend as compared to the prior-year period launch in the United States; (c) the impact of our recently divested brands; and (d) the positive effect of foreign exchange.
•SG&A expense decreased 4% for the six months ended October 31, 2024 driven by lower compensation and benefit related expenses, lower discretionary spend, and the absence of transaction-related expenses for the divestiture of Finlandia.

Operating Income
Percentage change versus the prior year period ended October 31	3 Months	6 Months
Change in reported operating income	1%	(7%)
Acquisitions and divestitures	5%	4%
Other items[1]	—%	(2%)
Foreign exchange	—%	1%
Change in organic operating income	5%	(3%)
Note: Results may differ due to rounding

1“Other items” includes “JDCC” and “franchise tax refund”. See “Non-GAAP Financial Measures” above for additional details.
For the three months ended October 31, 2024, operating income totaled $341 million, an increase of $2 million, or 1%, compared to the same period last year. Operating margin increased 0.5 percentage points to 31.1% from 30.6% in the same period last year driven by operating expense leverage and favorable price/mix, partially offset by the timing of input cost fluctuations coupled with high inventory level and the negative effect of the acquisitions and divestitures.
For the six months ended October 31, 2024, operating income totaled $622 million, a decrease of $44 million, or 7%, compared to the same period last year. Operating margin decreased 0.6 percentage points to 30.4% from 31.0% in the same period last year largely driven by the timing of input cost fluctuations coupled with high inventory levels, the impact of the TSAs for the divestitures (as described in “Overview” above), and the negative effect of foreign exchange. The decrease was partially offset by (a) favorable price/mix; (b) advertising and SG&A expense leverage; (c) the Franchise tax refund; and (d) the gain on sale of the Alabama cooperage.
The effective tax rate for the three months ended October 31, 2024 was 17.6% compared to 22.0% for the same period last year. The decrease in our effective tax rate was driven primarily by the beneficial impact of state income tax refunds related to amended prior year returns and decreased tax effects of foreign earnings, partially offset by increased impact of state taxes.
The effective tax rate for the six months ended October 31, 2024 was 20.1% compared to 22.4% for the same period last year. The decrease in our effective tax rate was primarily due to the beneficial impact of state income tax refunds related to amended prior year returns and the absence of an unfavorable tax rate change in the prior fiscal year, partially offset by the impact of increased valuation allowances in the current period.
Diluted earnings per share of $0.55 for the three months ended October 31, 2024, increased 9% from the $0.50 reported for the same period last year driven primarily by the increase in operating income and the benefit of the lower effective tax rate. Diluted earnings per share of $0.96 for the six months ended October 31, 2024, decreased 3% from the $0.98 reported for the same period last year driven primarily by the decrease in operating income partially offset by the benefit of the lower effective tax rate.

Fiscal 2025 Outlook
Below we discuss our outlook for fiscal 2025, which reflects the trends, developments, and uncertainties (including those described above) that we expect to affect our business.
We anticipate a return to growth for organic net sales and organic operating income in fiscal 2025 driven by gains in international markets and the benefit of normalizing inventory trends. This outlook is tempered by our belief that global macroeconomic and geopolitical uncertainties will continue to create a challenging operating environment. Accordingly, we reiterate the following expectations for fiscal 2025:
•Organic net sales growth in the 2% to 4% range.
•Organic operating income growth in the 2% to 4% range.
•An effective tax rate to be in the range of approximately 21% to 23%.
The estimated capital expenditure range has been updated to $180 to $190 million from $195 to $205 million.

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
Our cash flows from operations are supplemented by our cash and cash equivalent balances, as well as access to other liquidity sources. Cash and cash equivalents were $446 million at April 30, 2024, and $416 million at October 31, 2024. As of October 31, 2024, approximately 48% of our cash and cash equivalents were held by our foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We continue to evaluate our future cash requirements and may decide to repatriate additional cash held by our foreign subsidiaries, which may require us to provide for and pay additional taxes.
We have a $900 million commercial paper program that we use, together with our cash flows from operations, to fund our short-term operational needs. See Note 7 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for outstanding commercial paper balances, interest rates, and days to maturity at April 30, 2024, and October 31, 2024. The average balances, interest rates, and original maturities during the periods ended October 31, 2023 and 2024, are presented below.

	Three Months Average		Six Months Average
	October 31,		October 31,
(Dollars in millions)	2023	2024	2023	2024
Average commercial paper (par amount)	$400	$529	$355	$484
Average interest rate	5.47%	5.34%	5.39%	5.41%
Average days to maturity at issuance	36	40	34	35
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
Our most significant short-term cash requirements relate primarily to funding our operations (such as expenditures for raw materials, production and distribution, advertising and promotion, and current taxes), repayment of our notes maturing in April 2025, dividend payments, and capital investments. We expect to meet our planned short-term liquidity needs through cash generated from operations and borrowings under our commercial paper program. If we have additional liquidity needs, we believe that we could access financing in the capital markets. Our most significant longer-term cash requirements primarily include payments related to our long-term debt, employee benefit obligations, and deferred tax liabilities.
We believe our current liquidity position, supplemented by our ability to generate positive cash flows from operations in the future, and our ample debt capacity enabled by our strong short-term and long-term credit ratings, will be sufficient to meet all of our expected future short- and long-term financial commitments.
Cash flows. Cash provided by operations of $129 million during the six months ended October 31, 2024, increased $32 million from the same period last year, reflecting lower working capital requirements offset partially by lower earnings.
Cash used for investing activities was $21 million during the six months ended October 31, 2024, compared to $61 million used for investing activities during the same period last year. The $40 million decline largely reflects a $38 million increase in proceeds from asset sales, primarily attributable to proceeds of $51 million received from the sale of our Alabama cooperage in May 2024.
Cash used for financing activities was $129 million during the six months ended October 31, 2024, compared to $23 million in cash used for financing activities during the same prior-year period. The $106 million increase largely reflects a $137 million decrease in net proceeds from short-term borrowings and a $9 million increase in dividend payments, partially offset by a $42 million decline in share repurchases.
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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended October 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
The following documents are filed with this report:

Exhibit Index
31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (not considered to be filed).
101	The following materials from Brown-Forman Corporation's Quarterly Report on Form 10-Q for the quarter ended October 31, 2024, in Inline XBRL (eXtensible Business Reporting Language) format: (a) Condensed Consolidated Statements of Operations, (b) Condensed Consolidated Statements of Comprehensive Income, (c) Condensed Consolidated Balance Sheets, (d) Condensed Consolidated Statements of Cash Flows, and (e) Notes to the Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File in Inline XBRL format (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN-FORMAN CORPORATION
(Registrant)

Date:	December 5, 2024	By:	/s/ Leanne D. Cunningham
Leanne D. Cunningham
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)