Form 10-Q
period 2025-01-31
BROWN FORMAN CORP
filed 2025-03-05
CIK 14693

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: February 28, 2025

Class A Common Stock (voting), $0.15 par value	169,129,183
Class B Common Stock (nonvoting), $0.15 par value	303,539,962

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2024	2025	2024	2025
Sales	$1,406	$1,348	$4,137	$3,935
Excise taxes	337	313	923	854
Net sales	1,069	1,035	3,214	3,081
Cost of sales	434	416	1,257	1,251
Gross profit	635	619	1,957	1,830
Advertising expenses	143	125	414	377
Selling, general, and administrative expenses	203	178	595	551
Restructuring and other charges	—	31	—	33
Gain on sale of business	(90)	—	(90)	—
Other expense (income), net	6	5	(1)	(33)
Operating income	373	280	1,039	902
Non-operating postretirement expense	1	3	2	4
Interest income	(3)	(5)	(7)	(12)
Interest expense	33	31	93	95
Equity method investment income and gain on sale	—	(81)	—	(83)
Income before income taxes	342	332	951	898
Income taxes	57	62	193	175
Net income	$285	$270	$758	$723
Earnings per share:
Basic	$0.60	$0.57	$1.59	$1.53
Diluted	$0.60	$0.57	$1.58	$1.53
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2024	2025	2024	2025
Net income	$285	$270	$758	$723
Other comprehensive income (loss), net of tax:
Currency translation adjustments	75	(60)	10	(128)
Cash flow hedge adjustments	(10)	6	(3)	3
Postretirement benefits adjustments	1	2	4	3
Net other comprehensive income (loss)	66	(52)	11	(122)
Comprehensive income	$351	$218	$769	$601
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except per share amounts)

	April 30, 2024	January 31, 2025
Assets
Cash and cash equivalents	$446	$599
Accounts receivable, less allowance for doubtful accounts of $8 at April 30 and $7 at January 31	769	855
Inventories:
Barreled whiskey	1,490	1,564
Finished goods	452	428
Work in process	396	360
Raw materials and supplies	218	99
Total inventories	2,556	2,451
Assets held for sale	—	120
Other current assets	265	254
Total current assets	4,036	4,279
Property, plant and equipment, net	1,074	1,041
Goodwill	1,455	1,435
Other intangible assets	990	973
Equity method investments	270	3
Deferred tax assets	69	63
Other assets	272	277
Total assets	$8,166	$8,071
Liabilities
Accounts payable and accrued expenses	$793	$695
Accrued income taxes	38	30
Short-term borrowings	428	202
Current portion of long-term debt	300	300
Total current liabilities	1,559	1,227
Long-term debt	2,372	2,361
Deferred tax liabilities	315	266
Accrued pension and other postretirement benefits	160	161
Other liabilities	243	233
Total liabilities	4,649	4,248
Commitments and contingencies
Stockholders’ Equity
Common stock:
Class A, voting, $0.15 par value (170,000,000 shares authorized; 170,000,000 shares issued)	25	25
Class B, nonvoting, $0.15 par value (400,000,000 shares authorized; 314,532,000 shares issued)	47	47
Additional paid-in capital	13	28
Retained earnings	4,261	4,671
Accumulated other comprehensive income (loss), net of tax	(221)	(343)
Treasury stock, at cost (11,932,000 and 11,871,000 shares at April 30 and January 31, respectively)	(608)	(605)
Total stockholders’ equity	3,517	3,823
Total liabilities and stockholders’ equity	$8,166	$8,071
 See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Nine Months Ended
	January 31,
	2024	2025
Cash flows from operating activities:
Net income	$758	$723
Adjustments to reconcile net income to net cash provided by operations:
Gain on sale of business	(90)	—
Equity method investment income and gain on sale	—	(83)
Depreciation and amortization	66	66
Stock-based compensation expense	18	20
Deferred income tax provision (benefit)	3	(43)
Change in fair value of contingent consideration	1	5
Other, net	(2)	(3)
Changes in assets and liabilities:
Accounts receivable	(21)	(106)
Inventories	(320)	(61)
Other current assets	28	21
Accounts payable and accrued expenses	(69)	(64)
Accrued income taxes	(2)	(10)
Other operating assets and liabilities	(8)	(19)
Cash provided by operating activities	362	446
Cash flows from investing activities:
Proceeds from sale of business	194	—
Proceeds from sale of equity method investment	—	350
Proceeds from sale of property, plant, equipment, and other	13	51
Additions to property, plant, and equipment	(148)	(117)
Other, net	4	—
Cash provided by investing activities	63	284
Cash flows from financing activities:
Net change in short-term borrowings	492	(227)
Payments of withholding taxes related to stock-based awards	(4)	(2)
Acquisition of treasury stock	(400)	—
Dividends paid	(300)	(313)
Other, net	—	(4)
Cash used for financing activities	(212)	(546)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2	(20)
Net increase in cash, cash equivalents, and restricted cash	215	164
Cash, cash equivalents, and restricted cash at beginning of period	384	456
Cash, cash equivalents, and restricted cash at end of period	599	620
Less: Restricted cash (included in other current assets) at end of period	(10)	(21)
Cash and cash equivalents at end of period	$589	$599
Supplemental information:
Non-cash additions to property, plant and equipment	$14	$7
Right-of-use assets obtained in exchange for new lease obligations	$31	$30
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

The following table presents information concerning basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions, except per share amounts)	2024	2025	2024	2025
Net income available to common stockholders	$285	$270	$758	$723
Share data (in thousands):
Basic average common shares outstanding	474,806	472,661	477,542	472,651
Dilutive effect of stock-based awards	760	225	902	309
Diluted average common shares outstanding	475,566	472,886	478,444	472,960

Basic earnings per share	$0.60	$0.57	$1.59	$1.53
Diluted earnings per share	$0.60	$0.57	$1.58	$1.53

We excluded common stock-based awards for approximately 1,658,000 shares and 3,378,000 shares from the calculation of diluted earnings per share for the three months ended January 31, 2024 and 2025, respectively. We excluded common stock-based awards for approximately 1,544,000 shares and 2,993,000 shares from the calculation of diluted earnings per share for the nine months ended January 31, 2024 and 2025, respectively. We excluded those awards because they were not dilutive for those periods under the treasury stock method.

3.    Inventories
We value some of our consolidated inventories, including most of our U.S. inventories, at the lower of cost, using the last-in, first-out (LIFO) method or market value. If the LIFO method had not been used, inventories at current cost would have been $512 million higher than reported as of April 30, 2024, and $554 million higher than reported as of January 31, 2025. Changes in the LIFO valuation reserve for interim periods are based on an allocation of the projected change for the entire fiscal year, recognized proportionately over the remainder of the fiscal year.

4.    Goodwill and Other Intangible Assets
The following table shows the changes in goodwill (which includes no accumulated impairment losses) and other intangible assets during the nine months ended January 31, 2025:

(Dollars in millions)	Goodwill	Other Intangible Assets
Balance at April 30, 2024	$1,455	$990
Foreign currency translation adjustment	(20)	(17)
Balance at January 31, 2025	$1,435	$973

Our other intangible assets consist of trademarks and brand names, all with indefinite useful lives.

5.    Equity Method Investments
As of April 30, 2024, our equity method investments included a 21.4% ownership of the common stock of The Duckhorn Portfolio, Inc. (“Duckhorn”), which we obtained as partial consideration for our sale of the Sonoma-Cutrer wine business to Duckhorn on April 30, 2024. The carrying amount of our investment in Duckhorn was $267 million as of April 30, 2024, reflecting the fair value of the common stock, based on its quoted market price at the April 30, 2024 closing date of the transaction. Our other equity method investments are immaterial.

Also, effective April 30, 2024, we entered into a transition services agreement (TSA) with Duckhorn related to the sale of the Sonoma-Cutrer wine business. Our cost of sales for the three months and nine months ended January 31, 2025, included $0 million and $24 million, respectively, for Sonoma-Cuter products purchased from Duckhorn under the TSA. Fees earned for transition services provided to Duckhorn under the TSA were immaterial. Services related to the TSA ended on or about August 31, 2024.

On October 6, 2024, Duckhorn entered into a definitive agreement pursuant to which Duckhorn would be acquired by private equity funds. The transaction was completed on December 24, 2024. Upon completion of the transaction, we received cash of $350 million in exchange for our 21.4% ownership interest in Duckhorn. As a result of the transaction, we recognized a $78 million gain on sale of our investment in Duckhorn during the three months ended January 31, 2025.

6.    Restructuring and Other Charges
On January 13, 2025, our Board of Directors approved a plan to reduce our structural cost base and realign resources toward future sources of growth (the Plan). In connection with the Plan, we expect to reduce our worldwide headcount by approximately 12% and to close our Louisville-based Brown-Forman Cooperage. We expect the Plan to be substantially implemented in fiscal 2025 with the remainder to be completed by the end of fiscal 2026.

In connection with the Plan, we expect to incur aggregate charges of approximately $60 to $70 million, consisting primarily of approximately $27 to $32 million in severance and other employee-related costs and approximately $33 to $38 million in other restructuring costs, including costs related to the Louisville-based cooperage facility closure. Through January 31, 2025, we have incurred $27 million in restructuring charges and $2 million in other charges associated with the Plan. We also incurred $4 million in other charges associated with a special, one-time early retirement benefit. As of January 31, 2025, $8 million of the charges to be settled in cash have been paid.

Detail on the total restructuring and other charges is provided below:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions)	2024	2025	2024	2025
Restructuring charges:
Severance and other employee-related costs	$—	$19	$—	$19
Other restructuring charges[1]	—	6	—	8
Restructuring charges	—	25	—	27
Other charges[2]	—	6	—	6
Total restructuring and other charges	$—	$31	$—	$33

1Primarily represents one-time costs related to the cooperage facility closure and other miscellaneous exit costs.
2Represents $4 million in costs associated with a special, one-time early retirement benefit to qualifying U.S. employees and $2 million in impairment charges on certain cooperage facility assets held for sale.

The charges we currently expect to incur in connection with the Plan are subject to a number of assumptions and risks, and actual results may differ materially. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or in connection with, the Plan.

The following table summarizes the activity in our accrued restructuring costs:

(Dollars in millions)	Severance and Other Employee-Related Costs	Other Restructuring Charges	Total
Balance at April 30, 2024	$—	$—	$—
Costs incurred and charged to expense	19	8	27
Costs paid or otherwise settled	(2)	(6)	(8)
Balance at January 31, 2025	$17	$2	$19

7.    Contingencies
We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe it is reasonably possible that these existing loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies were recorded as of January 31, 2025.

8.    Debt
Our long-term debt (net of unamortized discount and issuance costs) consisted of:

(Principal and carrying amounts in millions)	April 30, 2024	January 31, 2025
3.50% senior notes, $300 principal amount, due April 15, 2025	$300	$300
1.20% senior notes, €300 principal amount, due July 7, 2026	321	312
2.60% senior notes, £300 principal amount, due July 7, 2028	375	372
4.75% senior notes, $650 principal amount, due April 15, 2033	643	644
4.00% senior notes, $300 principal amount, due April 15, 2038	295	295
3.75% senior notes, $250 principal amount, due January 15, 2043	248	248
4.50% senior notes, $500 principal amount, due July 15, 2045	490	490
	2,672	2,661
Less current portion	300	300
	$2,372	$2,361
Our short-term borrowings consisted of borrowings under our commercial paper program, as follows:

(Dollars in millions)	April 30, 2024	January 31, 2025
Commercial paper (par amount)	$429	$203
Average interest rate	5.49%	4.65%
Average remaining days to maturity	12	16

9.    Stockholders’ Equity
The following table shows the changes in stockholders’ equity by quarter during the nine months ended January 31, 2024:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2023	$25	$47	$1	$3,643	$(235)	$(213)	$3,268
Net income				231			231
Net other comprehensive income (loss)					36		36
Declaration of cash dividends				(197)			(197)
Stock-based compensation expense			4				4
Stock issued under compensation plans						3	3
Loss on issuance of treasury stock issued under compensation plans			(4)	(3)			(7)
Balance at July 31, 2023	25	47	1	3,674	(199)	(210)	3,338
Net income				242			242
Net other comprehensive income (loss)					(91)		(91)
Acquisition of treasury stock						(42)	(42)
Stock-based compensation expense			7				7
Balance at October 31, 2023	25	47	8	3,916	(290)	(252)	3,454
Net income				285			285
Net other comprehensive income (loss)					66		66
Declaration of cash dividends				(206)			(206)
Acquisition of treasury stock						(361)	(361)
Stock-based compensation expense			7				7
Balance at January 31, 2024	$25	$47	$15	$3,995	$(224)	$(613)	$3,245

The following table shows the changes in stockholders’ equity by quarter during the nine months ended January 31, 2025:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2024	$25	$47	$13	$4,261	$(221)	$(608)	$3,517
Net income				195			195
Net other comprehensive income (loss)					(43)		(43)
Declaration of cash dividends				(206)			(206)
Stock-based compensation expense			4				4
Stock issued under compensation plans						3	3
Loss on issuance of treasury stock issued under compensation plans			(5)				(5)
Balance at July 31, 2024	25	47	12	4,250	(264)	(605)	3,465
Net income				258			258
Net other comprehensive income (loss)					(27)		(27)
Stock-based compensation expense			9				9
Balance at October 31, 2024	25	47	21	4,508	(291)	(605)	3,705
Net income				270			270
Net other comprehensive income (loss)					(52)		(52)
Declaration of cash dividends				(107)			(107)
Stock-based compensation expense			7				7
Balance at January 31, 2025	$25	$47	$28	$4,671	$(343)	$(605)	$3,823

The following table shows the change in each component of accumulated other comprehensive income (AOCI), net of tax, during the nine months ended January 31, 2025:

(Dollars in millions)	Currency Translation Adjustments	Cash Flow Hedge Adjustments	Postretirement Benefits Adjustments	Total AOCI
Balance at April 30, 2024	$(111)	$10	$(120)	$(221)
Net other comprehensive income (loss)	(128)	3	3	(122)
Balance at January 31, 2025	$(239)	$13	$(117)	$(343)

The following table shows the cash dividends declared per share on our Class A and Class B common stock during the nine months ended January 31, 2025:

Declaration Date	Record Date	Payable Date	Amount per Share
May 23, 2024	June 7, 2024	July 1, 2024	$0.2178
July 25, 2024	September 3, 2024	October 1, 2024	$0.2178
November 21, 2024	December 6, 2024	January 2, 2025	$0.2265
On February 20, 2025, our Board of Directors declared a regular quarterly cash dividend on our Class A and Class B common stock of $0.2265 per share. The dividend is payable on April 1, 2025, to stockholders of record on March 7, 2025.

10.    Net Sales
The following table shows our net sales by geography:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions)	2024	2025	2024	2025
United States	$469	$459	$1,442	$1,367
Developed International[1]	310	298	910	867
Emerging[2]	235	220	677	647
Travel Retail[3]	37	35	127	121
Non-branded and bulk[4]	18	23	58	79
Total	$1,069	$1,035	$3,214	$3,081

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
4Includes net sales of used barrels, contract bottling services, and non-branded bulk whiskey, regardless of customer location.

The following table shows our net sales by product category:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions)	2024	2025	2024	2025
Whiskey[1]	$731	$749	$2,167	$2,177
Ready-to-Drink[2]	127	126	397	380
Tequila[3]	76	68	238	202
Non-branded and bulk[4]	18	23	58	79
Rest of portfolio[5]	117	69	354	243
Total	$1,069	$1,035	$3,214	$3,081

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

11.    Pension and Other Postretirement Benefits
The following table shows the components of the net cost recognized for our U.S. pension and other postretirement benefit plans. Information about similar international plans is not presented due to immateriality.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions)	2024	2025	2024	2025
Pension Benefits:
Service cost	$5	$4	$14	$13
Interest cost	8	9	25	27
Expected return on plan assets	(10)	(10)	(30)	(29)
Amortization of:
Prior service cost	—	—	—	1
Net actuarial loss	2	1	5	1
Curtailment loss	—	1	—	1
Net cost	$5	$5	$14	$14

Other Postretirement Benefits:
Interest cost	$—	$—	$1	$1
Special termination benefits	—	1	—	1
Curtailment loss	—	1	—	1
Net cost	$—	$2	$1	$3

12.    Income Taxes
Our consolidated interim effective tax rate is based on our expected annual operating income, statutory tax rates, and income tax laws in the various jurisdictions where we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the fiscal quarter in which the related event or a change in judgment occurs. The effective tax rate on ordinary income for the full fiscal year is expected to be 22.5%, which is higher than the U.S. federal statutory rate of 21.0%, due to the impact of state taxes and the tax effects of foreign operations, partially offset by the beneficial impact of the foreign-derived intangible income deduction.

The effective tax rate of 19.5% for the nine months ended January 31, 2025, was lower than the expected tax rate of 22.5% on ordinary income for the full fiscal year ending April 30, 2025, primarily due to the beneficial impact of prior fiscal year true-ups. The effective tax rate of 19.5% for the nine months ended January 31, 2025, was lower than the effective tax rate of 20.3% for the same period last year, primarily due to the beneficial impact of prior fiscal year true-ups in the current year, partially offset by higher state taxes, the increased unfavorable tax effects of foreign earnings, and the absence of the beneficial impact of tax rate differences on the sale of the Finlandia vodka business in the prior fiscal year.

The OECD (Organization for Economic Co-operation and Development) 15% global minimum tax under the Pillar Two Model Rules, which is now effective in countries with enacted legislation, did not materially impact our financial results in the nine months ended January 31, 2025. We will continue to evaluate the impact in future periods as previously-enacting countries issue related guidance and additional countries consider adoption of the global minimum tax rules.

In December 2024, the U.S. Treasury Department and IRS released final and proposed regulations related to the determination under section 987 of taxable income or loss and foreign currency gain or loss with respect to a qualified business unit (QBU). We are currently evaluating the impact of adopting the final regulations on our current year provision, but do not anticipate them to have a material impact.

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

We had outstanding currency derivatives, related primarily to our euro, British pound, and Australian dollar exposures, with notional amounts for all hedged currencies totaling $566 million at April 30, 2024, and $461 million at January 31, 2025. The maximum term of outstanding derivative contracts was 24 months at both April 30, 2024 and January 31, 2025.

We also use foreign currency-denominated debt instruments to help manage our foreign currency exchange rate risk. We designate a portion of those debt instruments as net investment hedges, which are intended to mitigate foreign currency exposure related to non-U.S. dollar net investments in certain foreign subsidiaries. Any change in value of the designated portion of the hedging instruments is recorded in AOCI, offsetting the foreign currency translation adjustment of the related net investments that is also recorded in AOCI. The amount of foreign currency-denominated debt instruments designated as net investment hedges was $497 million at April 30, 2024, and $491 million at January 31, 2025.

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

The following table presents the pre-tax impact that changes in the fair value of our derivative instruments and non-derivative hedging instruments had on AOCI and earnings:

		Three Months Ended
		January 31,
(Dollars in millions)	Classification	2024	2025
Derivative Instruments
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$(11)	$12
Net gain (loss) reclassified from AOCI into earnings	Sales	3	4
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Sales	$(3)	$6
Net gain (loss) recognized in earnings	Other income (expense), net	2	(1)
Non-Derivative Hedging Instruments
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	$(19)	$22
Net gain (loss) reclassified from AOCI into earnings	Other income (expense), net	26	—

Total amounts presented in the accompanying condensed consolidated statements of operations for line items affected by the net gains (losses) shown above:
Sales		$1,406	$1,348
Other income (expense), net		(6)	(5)

		Nine Months Ended
		January 31,
(Dollars in millions)	Classification	2024	2025
Derivative Instruments
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$6	$11
Net gain (loss) reclassified from AOCI into earnings	Sales	11	7
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Sales	$(1)	$6
Net gain (loss) recognized in earnings	Other income (expense), net	8	(6)
Non-Derivative Hedging Instruments
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	$(2)	$7
Net gain (loss) reclassified from AOCI into earnings	Other income (expense), net	26	—

Total amounts presented in the accompanying condensed consolidated statements of operations for line items affected by the net gains (losses) shown above:
Sales		$4,137	$3,935
Other income (expense), net		1	33

We expect to reclassify $12 million of deferred net gains on cash flow hedges recorded in AOCI as of January 31, 2025 to earnings during the next 12 months. This reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur.

The following table presents the fair values of our derivative instruments:

		April 30, 2024		January 31, 2025
(Dollars in millions)	Classification	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Designated as cash flow hedges:
Currency derivatives	Other current assets	$11	$(2)	$15	$(1)
Currency derivatives	Other assets	1	(1)	3	—
Not designated as hedges:
Currency derivatives	Accrued expenses	—	(1)	—	—

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

Our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. The aggregate fair value of our derivatives with creditworthiness requirements that were in a net liability position was $1 million at April 30, 2024, and $0 million at January 31, 2025.

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

The following table summarizes the gross and net amounts of our derivative contracts:

(Dollars in millions)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet	Net Amounts
April 30, 2024
Derivative assets	$12	$(3)	$9	$—	$9
Derivative liabilities	(4)	3	(1)	—	(1)
January 31, 2025
Derivative assets	18	(1)	17	—	17
Derivative liabilities	(1)	1	—	—	—

No cash collateral was received or pledged related to our derivative contracts as of April 30, 2024, or January 31, 2025.

14.    Fair Value Measurements
The following table summarizes the assets and liabilities measured or disclosed at fair value on a recurring basis:

	April 30, 2024		January 31, 2025
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$446	$446	$599	$599
Currency derivatives, net	9	9	17	17
Liabilities
Currency derivatives, net	1	1	—	—
Contingent consideration	69	69	72	72
Short-term borrowings	428	428	202	202
Long-term debt (including current portion)	2,672	2,468	2,661	2,487

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

The following table shows the changes in our contingent consideration liability during the nine months ended January 31, 2025:

(Dollars in millions)
Balance at April 30, 2024	$69
Change in fair value[1]	5
Foreign currency translation adjustment	(2)
Balance at January 31, 2025	$72
1Classified as “other expense (income), net” in the accompanying condensed consolidated statement of operations.

We measure some assets and liabilities at fair value on a nonrecurring basis. That is, we do not measure them at fair value on an ongoing basis, but we do adjust them to fair value in some circumstances (for example, when we determine that an asset is impaired). As discussed in Notes 6 and 14, during the three months ended January 31, 2025, we recognized an impairment charge of $2 million related to certain cooperage facility assets held for sale as part of the restructuring plan approved in January 2025. The impairment charge was based on our measurements of the fair values of those assets, which are classified as Level 2 within the fair value hierarchy. No other material nonrecurring fair value measurements were required during the periods presented in these financial statements.

15.    Other Comprehensive Income
The following table shows the components of net other comprehensive income (loss):

	Three Months Ended			Three Months Ended
	January 31, 2024			January 31, 2025
(Dollars in millions)	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Currency translation adjustments:
Net gain (loss) on currency translation	$61	$4	$65	$(55)	$(5)	$(60)
Reclassification to earnings	4	6	10	—	—	—
Other comprehensive income (loss), net	65	10	75	(55)	(5)	(60)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	(11)	3	(8)	12	(3)	9
Reclassification to earnings[1]	(3)	1	(2)	(4)	1	(3)
Other comprehensive income (loss), net	(14)	4	(10)	8	(2)	6
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	—	—	—	1	—	1
Reclassification to earnings[2]	1	—	1	1	—	1
Other comprehensive income (loss), net	1	—	1	2	—	2

Total other comprehensive income (loss), net	$52	$14	$66	$(45)	$(7)	$(52)

	Nine Months Ended			Nine Months Ended
	January 31, 2024			January 31, 2025
(Dollars in millions)	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Currency translation adjustments:
Net gain (loss) on currency translation	$—	$—	$—	$(126)	$(2)	$(128)
Reclassification to earnings	4	6	10	—	—	—
Other comprehensive income (loss), net	4	6	10	(126)	(2)	(128)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	6	(1)	5	11	(3)	8
Reclassification to earnings[1]	(11)	3	(8)	(7)	2	(5)
Other comprehensive income (loss), net	(5)	2	(3)	4	(1)	3
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	—	—	—	1	—	1
Reclassification to earnings[2]	5	(1)	4	2	—	2
Other comprehensive income (loss), net	5	(1)	4	3	—	3

Total other comprehensive income (loss), net	$4	$7	$11	$(119)	$(3)	$(122)
1Pre-tax amount for each period is classified as sales in the accompanying condensed consolidated statements of operations.
2Pre-tax amount for each period is classified as non-operating postretirement expense in the accompanying condensed consolidated statements of operations.

16.    Gain on Sale of Business
On November 1, 2023, we sold the Finlandia vodka business to Coca-Cola HBC AG for $194 million in cash. As a result of the sale, we recognized a pre-tax gain of $90 million during the third quarter of fiscal 2024.

17.    Assets Held for Sale
As discussed in Note 6, our Board of Directors approved a restructuring plan, which included the planned closure of our Louisville-based cooperage facility. In January 2025, we reached an agreement to close that facility and sell the related assets. This transaction, which is subject to customary closing adjustments and conditions, is expected to close in the first quarter of fiscal 2026.
In connection with this transaction, certain assets met the held for sale criteria as of January 31, 2025. As a result, during the third quarter of fiscal 2025, we recorded a $2 million impairment charge to write down the long-lived assets held for sale to their estimated fair value (net of selling costs). We estimated the fair value based on the expected proceeds from the transaction. The carrying amount of the assets held for sale as of January 31, 2025, was $120 million, consisting of $33 million in property, plant and equipment, net, and $87 million in inventories. The total carrying amount of the assets held for sale is presented as a separate line item in the condensed consolidated balance sheet as of January 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with both our unaudited Condensed Consolidated Financial Statements and related notes included in Part I, Item 1 of this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended April 30, 2024 (2024 Form 10-K). Note that the results of operations for the nine months ended January 31, 2025, are not necessarily indicative of future or annual results. In this Item, “we,” “us,” “our,” “Brown-Forman,” and the “Company” refer to Brown-Forman Corporation and its consolidated subsidiaries, collectively.

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
During fiscal 2024, we sold our Finlandia vodka business, which resulted in a pre-tax gain of $92 million, and entered into a related transition services agreement (TSA) for this business. This adjustment removes the (a) transaction costs related to the divestiture, (b) the gain on sale of the Finlandia vodka business, (c) operating activity for the non-comparable period, which is activity in the first and second quarters of fiscal 2024, and (d) net sales, cost of sales, and operating expenses recognized pursuant to the TSA related to distribution services in certain markets.
During fiscal 2024, we sold the Sonoma-Cutrer wine business in exchange for an ownership percentage of 21.4% in The Duckhorn Portfolio Inc. (Duckhorn) along with $50 million cash and entered into a related TSA for this business. This transaction resulted in a pre-tax gain of $175 million. This adjustment removes the (a) transaction costs related to the divestiture, (b) operating activity for the non-comparable period, which is activity in the first, second, and third quarters of fiscal 2024, and (c) net sales, cost of sales, and operating expenses recognized pursuant to the TSA related to distribution services in certain markets.
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
“Jack Daniel’s Country Cocktails business model change (JDCC).” In fiscal 2021, we entered into a partnership with the Pabst Brewing Company for the supply, sales, and distribution of Jack Daniel's Country Cocktails in the United States while Brown-Forman continued to produce certain products. During fiscal 2024, this production fully transitioned to Pabst Brewing Company for the Jack Daniel’s Country Cocktails products. This adjustment removes
1Operating expenses include advertising expense, SG&A expense, restructuring and other charges, and other expense (income), net.

the non-comparable operating activity related to the sales of Brown-Forman-produced Jack Daniel’s Country Cocktails products for the first, second, and third quarters of fiscal 2024 and fiscal 2025.
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
“Restructuring and other charges.” During the third quarter of fiscal 2025, our Board of Directors approved a plan to reduce our structural cost base and realign resources toward future sources of growth. This included reducing our workforce by approximately 12% and closing the Louisville-based Brown-Forman Cooperage. We also offered a special, one-time early retirement benefit to qualifying U.S. employees. Collectively, this adjustment removes the $33 million impact from our operating expenses and operating income.
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
•“Rest of Portfolio” includes Sonoma-Cutrer (which was divested on April 30, 2024), Korbel California Champagnes, Diplomático, Gin Mare, Chambord, Finlandia Vodka (which was divested on November 1, 2023), Fords Gin, Korbel Brandy, and other agency brands (brands we do not own, but sell in certain markets).
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

Important Information on Forward-Looking Statements:
This report contains statements, estimates, and projections that are “forward-looking statements” as defined under U.S. federal securities laws. Words such as “aim,” “ambition,” “anticipate,” “aspire,” “believe,” “can,” “continue,” “could,” “envision,” “estimate,” “expect,” “expectation,” “intend,” “may,” “might,” “plan,” “potential,” “project,” “pursue,” “see,” “seek,” “should,” “will,” “would,” and similar words indicate forward-looking statements, which speak only as of the date we make them. Except as required by law, we do not intend to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. By their nature, forward-looking statements involve risks, uncertainties, and other factors (many beyond our control) that could cause our actual results to differ materially from those expressed in or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to:

•Our substantial dependence upon the continued growth of the Jack Daniel's family of brands
•Substantial competition from new entrants, consolidations by competitors and retailers, and other competitive activities, such as pricing actions (including price reductions, promotions, discounting, couponing, or free goods), marketing, category expansion, product introductions, or entry or expansion in our geographic markets or distribution networks
•Risks from changes to the trade policies, tariff and import and export regulations by the U.S. or foreign governments and the effectiveness of our actions to mitigate the negative impact on our margins, sales, and/or distributors
•Route-to-consumer changes that affect the timing of our sales, temporarily disrupt the marketing or sale of our products, or result in higher fixed costs
•Disruption of our distribution network or inventory fluctuations in our products by distributors, wholesalers, or retailers
•Changes in consumer preferences, consumption, or purchase patterns – particularly away from larger producers in favor of small distilleries or local producers, or away from brown spirits, our premium products, or spirits generally, and our ability to anticipate or react to them; further legalization of marijuana; bar, restaurant, travel, or other on-premise declines; shifts in demographic or health and wellness trends; or unfavorable consumer reaction to new products, line extensions, package changes, product reformulations, or other product innovation
•Production facility, aging warehouse, or supply chain disruption
•Imprecision in supply/demand forecasting
•Higher costs, lower quality, or unavailability of energy, water, raw materials, product ingredients, or labor
•Risks associated with acquisitions, dispositions, business partnerships, or investments – such as acquisition integration, termination difficulties or costs, or impairment in recorded value
•Impact of health epidemics and pandemics, and the risk of the resulting negative economic impacts and related governmental actions
•Unfavorable global or regional economic conditions and related economic slowdowns or recessions, low consumer confidence, high unemployment, weak credit or capital markets, budget deficits, burdensome government debt, austerity measures, higher interest rates, higher taxes, political instability, higher inflation, deflation, lower returns on pension assets, or lower discount rates for pension obligations
•Product recalls or other product liability claims, product tampering, contamination, or quality issues
•Negative publicity related to our company, products, brands, marketing, executive leadership, employees, Board of Directors, family stockholders, operations, business performance, or prospects
•Failure to attract or retain key executive or employee talent
•Risks associated with being a U.S.-based company with a global business, including commercial, political, and financial risks; local labor policies and conditions; compliance with local trade practices and other regulations; terrorism, kidnapping, extortion, or other types of violence; and health pandemics
•Failure to comply with anti-corruption laws, trade sanctions and restrictions, or similar laws or regulations
•Fluctuations in foreign currency exchange rates, particularly due to a stronger U.S. dollar
•Changes in laws, regulatory measures, or governmental policies, especially those affecting production, importation, marketing, labeling, pricing, distribution, sale, or consumption of our beverage alcohol products
•Tax rate changes (including excise, corporate, sales or value-added taxes, property taxes, payroll taxes, import and export duties, and tariffs) or changes in related reserves, changes in tax rules or accounting standards, and the unpredictability and suddenness with which they can occur
•Decline in the social acceptability of beverage alcohol in significant markets
•Significant additional labeling or warning requirements or limitations on availability of our beverage alcohol products
•Counterfeiting and inadequate protection of our intellectual property rights
•Significant legal disputes and proceedings, or government investigations
•Cyber breach or failure or corruption of our key information technology systems or those of our suppliers, customers, or direct and indirect business partners, or failure to comply with personal data protection laws
•Our status as a family “controlled company” under New York Stock Exchange rules, and our dual-class share structure
For further information on these and other risks, please see the risks and uncertainties described in Part I, Item 1A. Risk Factors of our 2024 Form 10-K, and those described from time to time in our reports on Form 10-Q filed with the Securities and Exchange Commission (SEC).

Overview
Unless otherwise indicated, all related commentary is on a reported basis and is for the nine months ended January 31, 2025 compared to the same period last year.
Divestitures
During the third quarter of fiscal 2024, we sold the Finlandia vodka business for $196 million cash and entered into a TSA for this business. The absence of the brand negatively impacted our net sales and operating income for the three months and nine months ended January 31, 2025. Gross margin was positively impacted for the three months and nine months ended January 31, 2025.

During the fourth quarter of fiscal 2024, we sold the Sonoma-Cutrer wine business in exchange for an ownership percentage of 21.4% in Duckhorn along with $50 million cash and entered into a TSA for this business. The absence of the brand negatively impacted our net sales and operating income for the three months and nine months ended January 31, 2025. Gross margin was positively impacted for the three months ended January 31, 2025 and negatively impacted for the nine months ended January 31, 2025. On December 24, 2024, Duckhorn was acquired by Butterfly Equity and we recognized a $78 million gain on the sale of our investment in Duckhorn during the three months ended January 31, 2025. See Note 5 to the Condensed Consolidated Financial Statements for more information.
Restructuring and other charges
During the third quarter of fiscal 2025, our Board of Directors approved a plan to reduce our structural cost base and realign resources toward future sources of growth. This included reducing the company’s workforce by approximately 12% and closing the Louisville-based Brown-Forman Cooperage. We also offered a special, one-time early retirement benefit to qualifying U.S. employees. Collectively, these actions negatively impacted our operating expenses and operating income for the three months and nine months ended January 31, 2025. See Note 6 to the Condensed Consolidated Financial Statements for more information.
Fiscal 2025 Year-to-Date Highlights
•We delivered net sales of $3.1 billion for the nine months ended January 31, 2025, a decrease of 4%. The decrease was driven by (a) the negative effect of acquisitions and divestitures; (b) the negative effect of foreign exchange; and (c) the impact of JDCC. The decrease was partially offset by higher volumes.
◦From a brand perspective, net sales declines were led by the Finlandia and Sonoma-Cutrer divestitures, our Tequila portfolio, and the impact of JDCC, partially offset by growth of Woodford Reserve and the non-branded and bulk business (primarily used barrel sales).
◦From a geographic perspective, net sales declined across geographic aggregations.
•We delivered gross profit of $1.8 billion for the nine months ended January 31, 2025, a decrease of 6%. Gross margin decreased 1.5 percentage points to 59.4% from 60.9% in the same period last year. The decrease in gross margin was largely driven by the higher costs and the negative effect of foreign exchange, partially offset by favorable price/mix, the impact of JDCC, and the positive effect of acquisitions and divestitures.
•We delivered operating income of $902 million for the nine months ended January 31, 2025, a decrease of 13%, largely driven by (a) higher costs, (b) the absence of the gain on sale of the Finlandia vodka business; (c) the negative effect of foreign exchange; and (d) restructuring and other costs. The decrease was partially offset by (a) lower SG&A and advertising expenses; (b) favorable price/mix; (c) the franchise tax refund; and (d) the gain on sale of the Alabama cooperage.
•We delivered diluted earnings per share of $1.53 for the nine months ended January 31, 2025, a decrease of 4% from the $1.58 reported for the same period last year, driven primarily by the decrease in operating income, partially offset by the gain on sale of our investment in Duckhorn and the benefit of the lower effective tax rate.

Summary of Operating Performance
	Three Months Ended January 31,					Nine Months Ended January 31,
(Dollars in millions)	2024	2025	Reported Change		Organic Change[1]	2024	2025	Reported Change		Organic Change[1]
Net sales	$1,069	$1,035	(3%)		6%	$3,214	$3,081	(4%)		2%
Cost of sales	434	416	(4%)		7%	1,257	1,251	—%		6%
Gross profit	635	619	(3%)		5%	1,957	1,830	(6%)		(1%)
Advertising	143	125	(13%)		(9%)	414	377	(9%)		(6%)
SG&A	203	178	(13%)		(7%)	595	551	(7%)		(4%)
Restructuring and other charges	—	31	nm4		nm4	—	33	nm4		nm4
Gain on sale of business	(90)	—	nm4		nm4	(90)	—	nm4		nm4
Other expense (income), net	6	5	nm4		nm4	(1)	(33)	nm4		nm4
Operating income	373	280	(25%)		23%	1,039	902	(13%)		5%

Total operating expenses[2]	$352	$339	(4%)		(9%)	$1,008	$928	(8%)		(6%)

Equity method investment income and gain on sale	—	(81)	nm4		nm4	—	(83)	nm4		nm4

As a percentage of net sales[3]
Gross profit	59.4%	59.8%	0.4	pp		60.9%	59.4%	(1.5)	pp
Operating income	34.9%	27.1%	(7.8)	pp		32.3%	29.3%	(3.0)	pp
Effective tax rate	16.5%	18.7%	2.2	pp		20.3%	19.5%	(0.8)	pp
Diluted earnings per share	$0.60	$0.57	(5%)			$1.58	$1.53	(4%)
Note: Totals may differ due to rounding

1See “Non-GAAP Financial Measures” above for details on our use of “organic change,” including how we calculate these measures and why we believe this information is useful to readers.
2Operating expenses include advertising expense, SG&A expense, restructuring and other charges, and other expense (income), net.
3Year-over-year changes in percentages are reported in percentage points (pp).
4Percentage change is not meaningful.

Results of Operations – Fiscal 2025 Year-to-Date Highlights
Market Highlights
The following table provides supplemental information for our largest markets. We discuss results of the markets most affecting our performance below the table. Unless otherwise indicated, all related commentary is on a reported basis and is for the nine months ended January 31, 2025 compared to the same period last year.

Top Markets
Nine months ended January 31, 2025	Net Sales % Change vs. Prior Year Period
Geographic area[1]	Reported	Acquisitions and Divestitures	JDCC[2]	Foreign Exchange	Organic[3]
United States	(5%)	3%	2%	—%	(1%)
Developed International	(5%)	2%	—%	2%	(1%)
Germany	(6%)	—%	—%	1%	(4%)
Australia	(1%)	1%	—%	2%	1%
United Kingdom	(5%)	—%	—%	—%	(5%)
France	(3%)	—%	—%	2%	(2%)
Canada	(6%)	5%	—%	2%	2%
Spain	(9%)	1%	—%	1%	(7%)
Rest of Developed International	(6%)	7%	—%	3%	5%
Emerging	(4%)	6%	—%	6%	8%
Mexico	(9%)	—%	—%	9%	—%
Poland	(13%)	24%	—%	(5%)	5%
Brazil	6%	—%	—%	8%	14%
Rest of Emerging	—%	7%	—%	5%	12%
Travel Retail	(5%)	2%	—%	1%	(2%)
Non-branded and bulk	38%	1%	—%	—%	39%
Total	(4%)	3%	1%	2%	2%
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

The United States’ net sales declined 5% driven by (a) the divestiture of Sonoma-Cutrer; (b) lower volumes of Korbel California Champagnes, JDTW, and el Jimador; and (c) the impact of JDCC. The decline was partially offset by higher volumes and favorable price/mix of Woodford Reserve. An estimated net increase in distributor inventories positively impacted net sales.
Developed International
•Germany’s net sales declined 6% driven by lower volumes of JDTW and JD RTDs, as well as the negative effect of foreign exchange. The decline was partially offset by positive contribution from Diplomático.
•Australia’s net sales declined 1% driven by the negative effect of foreign exchange and declines of agency brands, partially offset by growth of JD RTDs and JDTW.
•The United Kingdom’s net sales declined 5% led by lower volumes of the American whiskey portfolio.
•France’s net sales decreased 3% led by declines across the Jack Daniel’s family of brands and the negative effect of foreign exchange, partially offset by positive contribution from Diplomático.
•Canada’s net sales declined 6% driven by the divestitures of Finlandia and Sonoma-Cutrer, as well as the negative effect of foreign exchange. The decline was partially offset by growth of JD RTDs.

•Spain’s net sales declined 9% driven by lower volumes of JDTW, partially offset by positive contributions from Diplomático and Gin Mare.
•Net sales in the Rest of Developed International declined 6% driven by (a) the divestiture of Finlandia; (b) declines of the Jack Daniel’s family of brands in South Korea; (c) the absence of Glenglassaugh high-value cask sales as compared to the same prior-year period; and (d) lower volumes of The Glendronach in Taiwan. The decline was partially offset by higher volumes across our portfolio in Japan, led by JDTW, primarily due to changes in distributor ordering patterns as compared to the same prior-year period (transitioned to owned distribution in Japan on April 1, 2024).
Emerging
•Mexico’s net sales declined 9% driven by lower volumes of the Tequila portfolio and the negative effect of foreign exchange. The decline was partially offset by growth of New Mix, the distribution of new agency brands, and higher volumes of JD RTDs.
•Poland’s net sales declined 13% driven by the divestiture of Finlandia, partially offset by growth of JDTW and the positive effect of foreign exchange.
•Brazil’s net sales increased 6% led by higher volumes of JDTW and JDTA, partially offset by the negative effect of foreign exchange.
•Net sales in the Rest of Emerging were flat as higher prices of JDTW in Türkiye and volumetric growth of JDTW in the United Arab Emirates and Sub-Saharan Africa were offset by (a) the divestiture of Finlandia; (b) the negative effect of foreign exchange (reflecting the strengthening of the dollar primarily against the Turkish lira); and (c) and lower volumes across the Jack Daniel’s family of brands in Chile. An estimated net increase in distributor inventories positively impacted net sales.
Travel Retail’s net sales declined 5% driven by lower volumes of the other super-premium Jack Daniel’s expressions, the divestiture of Finlandia, and the negative effect of foreign exchange. The decline was partially offset by growth of Diplomático.
Non-branded and bulk’s net sales increased 38% driven by higher prices for used barrels.

Brand Highlights
The following table provides supplemental information for our largest brands. We discuss results of the brands most affecting our performance below the table. Unless otherwise indicated, all related commentary is on a reported basis and is for the nine months ended January 31, 2025 compared to the same period last year.

Major Brands
Nine months ended January 31, 2025	Net Sales % Change vs. Prior Year Period
Product category / brand family / brand[1]	Reported	Acquisitions and Divestitures	JDCC[2]	Foreign Exchange	Organic[3]
Whiskey	—%	—%	—%	1%	2%
JDTW	1%	—%	—%	2%	2%
JDTH	(1%)	—%	—%	2%	2%
Gentleman Jack	2%	—%	—%	1%	3%
JDTA	(4%)	—%	—%	4%	—%
JDTF	(4%)	—%	—%	1%	(3%)
Woodford Reserve	10%	—%	—%	—%	10%
Old Forester	12%	—%	—%	—%	12%
Rest of Whiskey	(21%)	—%	—%	1%	(20%)
Ready-to-Drink	(4%)	—%	6%	5%	6%
JD RTD/RTP	(7%)	—%	8%	2%	3%
New Mix	2%	—%	—%	11%	13%
Tequila	(15%)	—%	—%	2%	(13%)
el Jimador	(13%)	—%	—%	1%	(11%)
Herradura	(13%)	—%	—%	2%	(11%)
Rest of Portfolio	(31%)	31%	—%	—%	—%
Non-branded and bulk	38%	1%	—%	—%	39%
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

Whiskey
•Net sales for JDTW increased 1% driven by higher volumes in Japan following the transition to owned-distribution and higher prices in Türkiye in response to high inflation and currency devaluation. The growth was partially offset by lower volumes in the United States. An estimated net increase in distributor inventories positively impacted net sales.
•Net sales for JDTH declined 1% driven by the negative effect of foreign exchange and lower volumes in developed international markets, partially offset by growth in emerging international markets. An estimated net increase in distributor inventories positively impacted net sales.
•Net sales for Gentleman Jack increased 2% led by higher prices in Türkiye, partially offset by the negative effect of foreign exchange. An estimated net increase in distributor inventories positively impacted net sales.
•Net sales for JDTA decreased 4% driven by South Korea and the negative effect of foreign exchange, partially offset by higher volumes in Brazil and higher prices in Türkiye.
•Woodford Reserve’s net sales increased 10% driven by higher volumes, partially reflecting an estimated net increase in distributor inventories, and favorable price/mix in the United States.
•Old Forester’s net sales increased 12% driven by favorable product mix in the United States.

•Net sales for Rest of Whiskey decreased 21% driven by the other super-premium Jack Daniel's expressions and The Glendronach, as well as the absence of Glenglassaugh high-value cask sales as compared to the same prior-year period.
Ready-to-Drink
•Net sales for the JD RTD/RTP brands declined 7% driven by the impact of JDCC, the negative effect of foreign exchange, and lower volumes in Germany. The decline was partially offset by growth of Jack Daniel’s bulk whiskey shipments for the production of Jack Daniel’s & Coca-Cola RTD products along with higher volumes in the United States reflecting an estimated net increase in distributor inventories.
•New Mix net sales increased 2% driven by higher volumes, partially offset by the negative effect of foreign exchange.
Tequila
•el Jimador’s net sales declined 13% driven by lower volumes in the United States and Mexico, partially offset by higher prices in the United States.
•Herradura’s net sales declined 13% led by lower volumes in Mexico.
Net sales for Rest of Portfolio declined 31% driven by the divestitures of Finlandia and Sonoma-Cutrer. Positive contributions from Diplomático and Gin Mare were offset by lower volumes of Korbel California Champagnes in the United States. An estimated net increase in distributor inventories positively impacted net sales.
Non-branded and bulk’s net sales increased 38% driven by higher prices for used barrels.

Year-Over-Year Period Comparisons

Net Sales
	3 Months			9 Months
Percentage change versus the prior year period ended January 31	Volume	Price/mix	Total	Volume	Price/mix	Total
Change in reported net sales	(2%)	(1%)	(3%)	(8%)	4%	(4%)
Acquisitions and divestitures	7%	(2%)	4%	5%	(2%)	3%
JDCC[1]	4%	(3%)	1%	5%	(4%)	1%
Foreign exchange	—%	4%	4%	—%	2%	2%
Change in organic net sales	8%	(2%)	6%	1%	—%	2%
Note: Results may differ due to rounding

1“JDCC” is included in “other items”. See “Non-GAAP Financial Measures” above for additional details.
For the three months ended January 31, 2025, net sales were $1.0 billion, a decrease of $33 million, or 3%, driven by (a) the negative effect of acquisitions and divestitures; (b) the negative effect of foreign exchange; (c) unfavorable price/mix; and (d) the impact of JDCC, partially offset by higher volumes. Higher volumes were led by New Mix, JDTW, and JD RTDs. Price/mix primarily reflects a portfolio mix shift to our lower priced brands.
For the nine months ended January 31, 2025, net sales were $3.1 billion, a decrease of $133 million, or 4%, driven by (a) the negative effect of acquisitions and divestitures; (b) the negative effect of foreign exchange; and (c) the impact of JDCC, partially offset by higher volumes. Higher volumes were primarily led by New Mix and JDTW. Price/mix reflects an unfavorable portfolio mix shift offset by growth of the non-branded and bulk business (primarily used barrel sales). See “Results of Operations - Fiscal 2025 Year-to-Date Highlights” above for further details on net sales for the nine months ended January 31, 2025.

Cost of Sales
	3 Months			9 Months
Percentage change versus the prior year period ended January 31	Volume	Cost/mix	Total	Volume	Cost/mix	Total
Change in reported cost of sales	(2%)	(2%)	(4%)	(8%)	8%	—%
Acquisitions and divestitures	7%	2%	9%	5%	(1%)	4%
JDCC[1]	4%	(2%)	2%	5%	(3%)	2%
Foreign exchange	—%	1%	1%	—%	—%	—%
Change in organic cost of sales	8%	(2%)	7%	1%	5%	6%
Note: Results may differ due to rounding

1“JDCC” is included in “other items”. See “Non-GAAP Financial Measures” above for additional details.
For the three months ended January 31, 2025, cost of sales were $416 million, a decrease of $17 million, or 4%, driven by (a) the positive effect of the acquisitions and divestitures; (b) the impact of JDCC; (c) a shift in portfolio mix toward our lower-cost brands; and (d) the positive effect of foreign exchange. The declines were partially offset by higher input costs, unfavorable fixed cost absorption related to decreased production levels of our full-strength portfolio, and higher volumes of New Mix and JDTW.
For the nine months ended January 31, 2025, cost of sales were $1.3 billion, a decrease of $6 million, as the positive effect of acquisitions and divestitures and the impact of JDCC were offset by higher input costs, unfavorable fixed cost absorption related to decreased production levels of our full-strength portfolio, and higher volumes of New Mix and JDTW.

Gross Profit
Percentage change versus the prior year period ended January 31	3 Months	9 Months
Change in reported gross profit	(3%)	(6%)
Acquisitions and divestitures	2%	3%
JDCC[1]	—%	—%
Foreign exchange	6%	3%
Change in organic gross profit	5%	(1%)
Note: Results may differ due to rounding

1“JDCC” is included in “other items”. See “Non-GAAP Financial Measures” above for additional details.

Gross Margin
For the period ended January 31	3 Months	9 Months
Prior year gross margin	59.4%	60.9%
Price/mix	1.3%	1.6%
Cost	(1.6)%	(3.2)%
Acquisitions and divestitures	1.6%	0.3%
JDCC[1]	0.4%	0.5%
Foreign exchange	(1.3%)	(0.7%)
Change in gross margin	0.4%	(1.5%)
Current year gross margin	59.8%	59.4%
Note: Results may differ due to rounding	—	—

1“JDCC” is included in “other items”. See “Non-GAAP Financial Measures” above for additional details.
For the three months ended January 31, 2025, gross profit of $619 million decreased $16 million, or 3%, compared to the same period last year. Gross margin increased to 59.8% from 59.4% as compared to the same period last year. The increase in gross margin was largely driven by the positive effect of acquisitions and divestitures, favorable price/mix, and the impact of JDCC, partially offset by higher costs and the negative effect of foreign exchange.
For the nine months ended January 31, 2025, gross profit of $1.8 billion decreased $127 million, or 6%, compared to the same period last year. Gross margin decreased to 59.4% from 60.9% as compared to the same period last year. The decrease in gross margin was largely driven by higher costs and the negative effect of foreign exchange, partially offset by favorable price/mix, the impact of JDCC, and the positive effect of acquisitions and divestitures.

Operating Expenses
Percentage change versus the prior year period ended January 31
3 Months	Reported	Acquisitions and Divestitures	Other Items[1]	Foreign Exchange	Organic
Advertising	(13%)	1%	—%	3%	(9%)
SG&A	(13%)	3%	—%	3%	(7%)
Total operating expenses[2]	(4%)	3%	(9%)	1%	(9%)

9 Months
Advertising	(9%)	2%	—%	1%	(6%)
SG&A	(7%)	2%	—%	1%	(4%)
Total operating expenses[2]	(8%)	3%	(2%)	1%	(6%)
Note: Results may differ due to rounding

1“Other items” includes “restructuring and other charges” and “franchise tax refund”. See “Non-GAAP Financial Measures” above for additional details.
2Total operating expenses include advertising expense, SG&A expense, restructuring and other charges, and other expense (income), net.
For the three months ended January 31, 2025, operating expenses totaled $339 million, a decrease of $13 million, or 4%, compared to the same period last year. The decrease in operating expenses was primarily driven by the decrease in SG&A and advertising expenses, the impact of of our recently divested brands, and the positive effect of foreign exchange, partially offset by restructuring and other charges.
•Advertising expense decreased 13% for the three months ended January 31, 2025 driven by timing of lower JDTW and JDTA spend, as well as the positive effect of foreign exchange and the impact of our recently divested brands.
•SG&A expense decreased 13% for the three months ended January 31, 2025 reflecting (a) lower compensation-and-benefit-related expenses; (b) the absence of transaction-related expenses for the recent divestitures; (c) the positive effect of foreign exchange; and (d) lower discretionary spend.
For the nine months ended January 31, 2025, operating expenses totaled $928 million, a decrease of $80 million, or 8%, compared to the same period last year. The decrease in operating expenses was primarily driven by (a) the decrease in SG&A and advertising expenses; (b) the impact of our recently divested brands; (c) the positive effect of foreign exchange; (d) the franchise tax refund; and (e) the gain on sale of the Alabama cooperage, partially offset by restructuring and other charges.
•Advertising expense decreased 9% for the nine months ended January 31, 2025 driven by (a) timing of lower JDTW and JDTA spend; (b) lower Jack Daniel’s and Coca-Cola RTD spend as compared to the prior-year period launch in the United States; (c) the impact of our recently divested brands; and (d) the positive effect of foreign exchange.
•SG&A expense decreased 7% for the nine months ended January 31, 2025 driven by (a) lower compensation-and-benefit-related expenses; (b) the absence of transaction-related expenses for the recent divestitures; (c) the positive effect of foreign exchange; and (d) lower discretionary spend.

Operating Income
Percentage change versus the prior year period ended January 31	3 Months	9 Months
Change in reported operating income	(25%)	(13%)
Acquisitions and divestitures	24%	11%
Other items[1]	11%	2%
Foreign exchange	12%	4%
Change in organic operating income	23%	5%
Note: Results may differ due to rounding

1“Other items” includes “JDCC”, “restructuring and other charges”, and“franchise tax refund”. See “Non-GAAP Financial Measures” above for additional details.
For the three months ended January 31, 2025, operating income totaled $280 million, a decrease of $93 million, or 25%, compared to the same period last year. Operating margin decreased 7.8 percentage points to 27.1% from 34.9% in the same period last year driven by (a) the negative effect of acquisitions and divestitures (largely due to the absence of the gain on sale of the Finlandia vodka business); (b) restructuring and other charges; (c) the negative effect of foreign exchange; and (d) higher costs. The decrease was partially offset by lower SG&A and advertising expenses along with favorable price/mix.
For the nine months ended January 31, 2025, operating income totaled $902 million, a decrease of $137 million, or 13%, compared to the same period last year. Operating margin decreased 3.0 percentage points to 29.3% from 32.3% in the same period last year driven by (a) higher costs; (b) the negative effect of acquisitions and divestitures (largely due to the absence of the gain on sale of the Finlandia vodka business); (c) the negative effect of foreign exchange; and (d) restructuring and other charges. The decrease was partially offset by (a) lower SG&A and advertising expenses; (b) favorable price/mix; (c) the franchise tax refund; and (d) the gain on sale of the Alabama cooperage.
The effective tax rate for the three months ended January 31, 2025 was 18.7% compared to 16.5% for the same period last year. The increase in our effective tax rate was driven primarily by increased unfavorable tax effects of foreign earnings, the absence of the beneficial impact of tax rate differences on the sale of the Finlandia vodka business in the prior fiscal year, and higher state taxes, partially offset by the beneficial impact of prior fiscal year true-ups recorded in the current period and the beneficial impact of a change in tax status with respect to one of our foreign subsidiaries.
The effective tax rate for the nine months ended January 31, 2025 was 19.5% compared to 20.3% for the same period last year. The decrease in our effective tax rate was primarily due to the beneficial impact of prior fiscal year true-ups recorded in the current year, partially offset by higher state taxes, the increased unfavorable tax effects of foreign earnings, and the absence of the beneficial impact of tax rate differences on the sale of the Finlandia vodka business in the prior fiscal year.
Diluted earnings per share of $0.57 for the three months ended January 31, 2025, decreased 5% from the $0.60 reported for the same period last year driven primarily by the decrease in operating income, partially offset by the gain on sale of our investment in Duckhorn. Diluted earnings per share of $1.53 for the nine months ended January 31, 2025, decreased 4% from the $1.58 reported for the same period last year driven primarily by the decrease in operating income, partially offset by the gain on sale of our investment in Duckhorn and the benefit of the lower effective tax rate.
Fiscal 2025 Outlook
Below we discuss our outlook for fiscal 2025, which reflects the trends, developments, and uncertainties (including those described above) that we expect to affect our business.
The operating environment continues to be increasingly volatile due to geopolitical uncertainties and global macroeconomic conditions. Based on the currently known factors, we anticipate a return to organic net sales and organic operating income growth for fiscal 2025. Accordingly, we reaffirm the following expectations:
•Organic net sales growth in the 2% to 4% range.
•Organic operating income growth in the 2% to 4% range.
•Capital expenditures planned to be in the range of $180 to $190 million.
The forecasted effective tax rate range has been updated to approximately 20% to 22% from 21% to 23%.

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
Our cash flows from operations are supplemented by our cash and cash equivalent balances, as well as access to other liquidity sources. Cash and cash equivalents were $446 million at April 30, 2024, and $599 million at January 31, 2025. As of January 31, 2025, approximately 37% of our cash and cash equivalents were held by our foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We continue to evaluate our future cash requirements and may decide to repatriate additional cash held by our foreign subsidiaries, which may require us to provide for and pay additional taxes.
We have a $900 million commercial paper program that we use, together with our cash flows from operations, to fund our short-term operational needs. See Note 8 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for outstanding commercial paper balances, interest rates, and days to maturity at April 30, 2024, and January 31, 2025. The average balances, interest rates, and original maturities during the periods ended January 31, 2024 and 2025, are presented below.

	Three Months Average		Nine Months Average
	January 31,		January 31,
(Dollars in millions)	2024	2025	2024	2025
Average commercial paper (par amount)	$575	$422	$429	$463
Average interest rate	5.51%	4.80%	5.44%	5.16%
Average days to maturity at issuance	33	56	34	42
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
Cash flows. Cash provided by operations of $446 million during the nine months ended January 31, 2025, increased $84 million from the same period last year, reflecting lower working capital requirements offset partially by lower earnings.
Cash provided by investing activities was $284 million during the nine months ended January 31, 2025, compared to $63 million provided by investing activities during the same period last year. The $221 million increase largely reflects (a) proceeds of $350 million from the sale of our equity method investment in Duckhorn in December 2024, (b) a $38 million increase in proceeds from other asset sales (primarily attributable to proceeds of $51 million received from the sale of our Alabama cooperage in May 2024), and (c) a $31 million decline in capital expenditures, partially offset by (d) proceeds of $194 million from our divestiture of Finlandia in November 2023.
Cash used for financing activities was $546 million during the nine months ended January 31, 2025, compared to $212 million in cash used for financing activities during the same prior-year period. The $334 million increase largely reflects a $719 million increase in net repayments of short-term borrowings, partially offset by a $400 million decline in share repurchases.

Dividends. See Note 9 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for information about cash dividends declared per share on our Class A and Class B common stock during fiscal 2025.

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

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our 2024 Form 10-K, which could materially adversely affect our business, financial condition, or future results. The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our 2024 Form 10-K. Otherwise, except as presented below, there have been no material changes to the risk factors disclosed in our 2024 Form 10-K.

We are subject to risks from changes to the trade policies, tariffs and import and export regulations of the U.S. and foreign governments.

Changes in the import and export policies, including trade restrictions, new or increased tariffs or quotas, embargoes, sanctions and countersanctions, safeguards or customs restrictions by the U.S. and foreign governments, could require us to change the way we conduct business and negatively affect our business performance, financial condition, results of operations, and our relationships with customers, suppliers, and employees. Likewise, changes in laws and policies governing foreign trade, manufacturing, development, and investment in the territories or countries where we currently sell our products or conduct our business could adversely affect our business.

For example, the U.S. presidential administration has recently imposed tariffs on foreign imports into the United States, including an additional 20% tariff on all product imports from China and an additional 25% tariff on all product imports from Mexico and Canada. These actions have and are expected to continue to result in retaliatory measures on U.S. goods. If maintained, the newly announced tariffs and the potential escalation of trade disputes could pose a significant risk to our business, including an increase to the cost of our products and, to the extent we absorb the costs of tariffs and do not pass them through to our customers, higher cost of goods sold and lower gross profit and margins. The extent and duration of the tariffs and the resulting impact on general economic conditions on our business are uncertain and depend on various factors, including negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. Further, actions we take to adapt to new tariffs or trade restrictions may cause us to modify our operations or forgo business opportunities. Likewise, tariffs and import and export regulations could also limit the availability of our products, prompt consumers to seek alternative products and provide an opportunity for competitors not subject to such tariffs to establish a presence in markets where we conduct our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended January 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
The following documents are filed with this report:

Exhibit Index
10.1	Agreement dated November 15, 2024, by and between Brown-Forman Corporation and Matias Bentel.*
31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (not considered to be filed).
101
The following materials from Brown-Forman Corporation's Quarterly Report on Form 10-Q for the quarter ended January 31, 2025, in Inline XBRL (eXtensible Business Reporting Language) format: (a) Condensed Consolidated Statements of Operations, (b) Condensed Consolidated Statements of Comprehensive Income, (c) Condensed Consolidated Balance Sheets, (d) Condensed Consolidated Statements of Cash Flows, and (e) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File in Inline XBRL format (included in Exhibit 101).
* Indicates management contract, compensatory plan, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN-FORMAN CORPORATION
(Registrant)

Date:	March 5, 2025	By:	/s/ Leanne D. Cunningham
Leanne D. Cunningham
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)